Form 10-K
period 1994-01-31
NORDSTROM INC
filed 1994-03-31
CIK 72333

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended January 31, 1994

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______ to _______

                      Commission file number 0-6074

                            Nordstrom, Inc.
        ______________________________________________________
        (Exact name of Registrant as specified in its charter)

              Washington                          91-0515058
  _______________________________              __________________
  (State or other jurisdiction of                (IRS employer
   incorporation or organization)              Identification No.)

              1501 Fifth Avenue, Seattle, Washington  98101
          ______________________________________________________
            (Address of principal executive office)  (Zip code)

   Registrant's telephone number, including area code:  206-628-2111

     Securities registered pursuant to Section 12(b) of the Act:
                               None

     Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, without par value
                 ____________________________________
                           (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /



                                    1 of 16

On March 22, 1994, 82,080,065 shares of common stock were outstanding, and the aggregate market value of those shares (based upon the closing price as reported by the NASDAQ) held by non-affiliates was approximately $2.1 billion.


                   Documents Incorporated by Reference:
Portions of Nordstrom, Inc. 1993 Annual Report to Shareholders
    (Parts I and II)
Portions of Proxy Statement for 1994 Annual Meeting of Shareholders
    (Part III)















































                                    2 of 16

                                 PART I

Item 1.  Business.
- - ------------------

Nordstrom, Inc. (the "Company") was incorporated in the State of Washington in 1946 as successor to a retail shoe business started in 1901. Today, the Company operates 53 large specialty stores and four smaller specialty stores in Washington, Oregon, California, Utah, Alaska, Virginia, New Jersey, Illinois, Maryland and Minnesota, selling a wide selection of apparel, shoes and accessories for women, men and children.

The Company also operates eighteen clearance stores under the name "Nordstrom Rack" which serve as outlets for clearance merchandise from the Company's large specialty stores. The Racks also purchase merchandise directly from manufacturers. The Racks are located in Washington, Oregon, California, Utah, Virginia, Maryland, Pennsylvania and Illinois. The Company also operates a men's specialty store in New York and leased shoe departments in 11 department stores in Hawaii. The Company commenced operations of its Direct Sales division with the mailing of the first catalog at the end of 1993.
Over the next twelve to eighteen months, the Company will be involved in tests of Interactive Television Shopping.

The Company regularly employs on a full or part-time basis an average of approximately 33,000 employees. Due to the seasonal nature of the Company's business, the number increased to approximately 40,000 employees in December.

The Company's business is highly competitive. Its stores compete with other national, regional and local retail establishments within its operating areas which carry similar lines of merchandise, including department stores, specialty stores and boutiques. The Company believes the principal methods of competing in its industry include customer service, value, fashion, advertising, store location and depth of selection.

Certain other information required under Item 1 is contained within the following sections of the Company's 1993 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

                     Message to the Shareholders
                     Management Discussion and Analysis
                     Note 13 in Notes to Consolidated
                       Financial Statements














                                    3 of 16

Executive Officers of the Registrant
- - ------------------------------------

                                               Officer
       Name          Age      Title             Since      Family Relationship
- - -------------------- --- ------------------    -------    --------------------
Jammie Baugh         40   Executive Vice        1990              None
                           President
Gail Cottle          42   Executive Vice        1985              None
                           President
Joseph V. Demarte    42   Vice President        1990              None

John A. Goesling     48   Executive Vice        1980              None
                           President and Treasurer

Jack Irving          49   Executive Vice        1980              None
                           President

Raymond A. Johnson   52   Co-President          1976              None

John A. McMillan     62   Co-Chairman of the    1969     Cousin by marriage of
                           Board of Directors              Bruce A., James F.,
                                                         and John N. Nordstrom

Blake Nordstrom      33   Vice President        1991        Son of Bruce A.
                                                              Nordstrom

Bruce A. Nordstrom   60   Co-Chairman of the    1966       Cousin of James F.
                           Board of Directors            and John N. Nordstrom

James A. Nordstrom   32   Vice President        1991        Son of John N.
                                                              Nordstrom

James F. Nordstrom   54   Co-Chairman of the    1969       Brother of John N.
                           Board of Directors                  Nordstrom

John N. Nordstrom    56   Co-Chairman of the    1966      Brother of James F.
                           Board of Directors                  Nordstrom

Robert T. Nunn       54   Executive Vice        1983              None
                           President

Cynthia C. Paur      43   Executive Vice        1983              None
                           President

John Walgamott       48   President of          1991              None
                           Nordstrom Credit, Inc.
                           and Nordstrom National
                           Credit Bank

John Whitacre        41   Co-President          1989              None

All of the above people that have not been officers for the past five years have been full-time employees of the Company during that period. The officers are re-elected annually by the Board of Directors following each year's Annual Meeting. Each officer is elected for a term of one year or until a successor is elected and qualifies.

                                     4 of 16

Item 2.  Properties.
- - --------------------

The following table summarizes at January 31, 1994 the number of stores owned or operated by the Company and the percentage of total store area represented by each listed category:

                                     Number of     % of total store
                                      stores        square footage
                                     ---------     ----------------
         Owned Stores                   20                29%
         Leased Stores                  35                29
         Owned on leased land           18                39
         Partly owned & partly leased    1                 3
                                     ---------     ----------------
                                        74               100%
                                     =========     ================

The Company also operates eight merchandise distribution centers, five of which are owned and three of which are leased. The Company leases its principal offices in Seattle, Washington, and owns an office building in the Denver, Colorado metropolitan area which serves as the principal offices of Nordstrom Credit, Inc. and Nordstrom National Credit Bank.

The Company operates 25 full-line stores, six clearance stores and two distribution centers in California. Because of its high cost, the Company does not carry earthquake insurance.

Certain other information required under this item is included in the following section of the Company's 1993 Annual Report to Shareholders, which section is incorporated by reference herein from Exhibit 13.1 of this report:

	Retail Store Facilities


Item 3.  Legal Proceedings.
- - --------------------------

The Company is not involved in any material pending legal proceedings, other than routine litigation in the ordinary course of business.


Item 4.  Submission of Matters to a Vote of Security Holders
- - ------------------------------------------------------------
         None






                                    5 of 16

                                PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
        Matters.
- - ---------------------------------------------------------------------

The Company's Common Stock, without par value, is traded in the over-the-counter market and is quoted daily by the NASDAQ. The approximate number of holders of Common Stock as of March 22, 1994 was 71,500.

Certain other information required under this Item with respect to stock prices and dividends is included in the following sections of the Company's 1993 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

	Financial Highlights - Stock Trading
	Consolidated Statements of Shareholders' Equity
	Note 9 in Notes to Consolidated Financial Statements
	Note 14 in Notes to Consolidated Financial Statements


Item 6.  Selected Financial Data.
- - ---------------------------------

The information required under this item is included in the following section of the Company's 1993 Annual Report to Shareholders, which section is incorporated by reference herein from Exhibit 13.1 of this report:

	Ten-Year Statistical Summary


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
- - ------------------------------------------------------------------------

The information required under this item is included in the following section of the Company's 1993 Annual Report to Shareholders, which section is incorporated by reference herein from Exhibit 13.1 of this report:

	   Management Discussion and Analysis


Item 8.  Financial Statements and Supplementary Data.
- - -----------------------------------------------------

The information required under this item is included in the following sections of the Company's 1993 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

	   Consolidated Statements of Earnings
	   Consolidated Balance Sheets
	   Consolidated Statements of Shareholders' Equity
	   Consolidated Statements of Cash Flows
	   Notes to Consolidated Financial Statements
	   Independent Auditors' Report


                                     6 of 16
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
- - ------------------------------------------------------------------------
         None


                                PART III

Item 10. Directors and Executive Officers of the Registrant.
- - ------------------------------------------------------------

The information required under this item with respect to the Company's Directors and compliance with Section 16(a) of the Exchange Act is included in the following sections of the Company's Proxy Statement for its 1994 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

	   Election of Directors
	   Compliance with Section 16(a) of the Exchange Act of 1934

The information required under this item with respect to the Company's Executive Officers is incorporated by reference from Part I, Item 1 of this report under "Executive Officers of the Registrant".


Item 11. Executive Compensation.
- - --------------------------------

The information required under this item is included in the following sections of the Company's Proxy Statement for its 1994 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

         Compensation of Executive Officers in the Year Ended
           January 31, 1994
         Compensation and Stock Option Committee Report on Executive
           Compensation
         Stock Price Performance
         Compensation of Directors
	   Compensation Committee Interlocks and Insider Participation
	   1993 Non-Employee Director Stock Incentive Plan (Effectiveness of the Plan is subject to approval of the shareholders at the 1994 Annual Meeting of Shareholders.)

Item 12. Security Ownership of Certain Beneficial Owners and Management.
- - ------------------------------------------------------------------------

The information required under this item is included in the following section of the Company's Proxy Statement for its 1994 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

	   Principal Shareholders





                                    7 of 16
Item 13. Certain Relationships and Related Transactions.
- - --------------------------------------------------------

The information required under this item is included in the following sections of the Company's Proxy Statement for its 1994 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

	   Election of Directors
	   Transactions with Management


                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
- - --------------------------------------------------------------------------
(a)1.    Financial Statements
         --------------------

         The following consolidated financial information and statements of Nordstrom, Inc. and its subsidiaries and the Independent Auditors' Report are incorporated by reference herein from Exhibit 13.1 of this report:

		  Consolidated Statements of Earnings
		  Consolidated Balance Sheets
		  Consolidated Statements of Shareholders' Equity
		  Consolidated Statements of Cash Flows
		  Notes to Consolidated Financial Statements
		  Independent Auditors' Report

(a)2.    Financial Statement Schedules
         -----------------------------

                                                                    Page
                                                                    ----
	   Independent Auditors' Consent and Report on Schedules            12
            V - Property, Buildings and Equipment                    13
           VI - Accumulated Depreciation and Amortization
                of Property, Buildings and Equipment                 14
         VIII - Valuation and Qualifying Accounts                    15
           IX - Short-term Borrowings                                16

         Other schedules for which provision is made in Regulation S-X are not required, are inapplicable, or the information is included in the Company's 1993 Annual Report to Shareholders as incorporated by reference herein from Exhibit 13.1 of this report.









                                     8 of 16

(a)3.	Exhibits
      --------

     (3.1) Articles of Incorporation of the Registrant are hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1990, Exhibit A.

     (3.2) By-laws of the Registrant are hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1992, Exhibit 3.2.

     (4.1) The Indenture between Nordstrom Credit, Inc. (a wholly-owned subsidiary of the Registrant) and First Interstate Bank of Washington, N.A. dated November 15, 1984, the First Supplement thereto dated January 15, 1988, the Second Supplement thereto dated June 1, 1989 and the Third Supplement thereto dated October 19, 1990 are hereby incorporated by reference from Registration No. 33-3765, Exhibit 4.2; Registration No. 33-19743, Exhibit 4.2; Registration No. 33-29193, Exhibit 4.3; and the Nordstrom Credit, Inc. Annual Report on Form 10-K (SEC File No. 0-12994) for the year ended January 31, 1991, Exhibit 4.2, respectively.

	      Securities authorized under each of any other long-term debt instruments of the Company or its subsidiaries do not exceed 10% of the consolidated total assets of the Company and its subsidiaries. The Company will furnish a copy of any such long-term debt instrument or agreement to the Commission upon request.

     (10.1) Operating Agreement dated August 30, 1991 between Nordstrom
            Credit, Inc. and Nordstrom National Credit Bank is hereby incorporated by reference from the Nordstrom Credit, Inc. Quarterly Report on Form 10-Q, as amended (SEC File No. 0-12994) for the quarter ended July 31, 1991, Exhibit 10.1.

     (10.2) The 1987 Nordstrom Stock Option Plan is hereby incorporated by reference from the Registrants' Proxy Statement for its 1987 Annual Meeting of Shareholders.

     (10.3) The Nordstrom Supplemental Retirement Plan is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1992, Exhibit 10.3.

     (10.4) The 1993 Non-Employee Director Stock Incentive Plan is filed herein as an Exhibit. (Effectiveness of the Plan is subject to approval of the shareholders at the 1994 Annual Meeting of Shareholders.)

     (13.1) The Company's 1993 Annual Report to Shareholders is filed herein as an Exhibit.

     (21.1) List of the Registrant's Subsidiaries is filed herein as an Exhibit.

     (23.1) Independent Auditors' consent is on page 12 of this report.

      All other exhibits are omitted because they are not applicable, not required, or because the required information is included in the Company's 1993 Annual Report to Shareholders.

                                    9 of 16

(b)   Reports on Form 8-K
      -------------------

      No reports on Form 8-K were filed during the last quarter of the period for which this report is filed.


                               Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	NORDSTROM, INC.
	   (Registrant)
                             /s/                       John A. Goesling
Date   March 31, 1994     by __________________________________________
     ____________________                              John A. Goesling
                                 Executive Vice President and Treasurer
                            (Principal Accounting and Financial Officer)



































                                    10 of 16

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Principal Executive Officers:          Principal Accounting and
                                       Financial Officer:

/s/          Raymond A. Johnson        /s/             John A. Goesling
_______________________________        ________________________________
             Raymond A. Johnson                        John A. Goesling
                   Co-President                Executive Vice President
                                                          and Treasurer
/s/               John Whitacre
_______________________________
                  John Whitacre
                   Co-President


Directors:

/s/          D. Wayne Gittinger          /s/           James F. Nordstrom
_______________________________          ________________________________
             D. Wayne Gittinger                        James F. Nordstrom
                       Director                               Co-Chairman

/s/            John F. Harrigan          /s/            John N. Nordstrom
_______________________________          ________________________________
               John F. Harrigan                         John N. Nordstrom
                       Director                               Co-Chairman

/s/            Charles A. Lynch          /s/        Alfred E. Osborne Jr.
_______________________________          ________________________________
               Charles A. Lynch                     Alfred E. Osborne Jr.
                       Director                                  Director

/s/           Ann D. McLaughlin           /s/       William D. Ruckelshaus
_______________________________          ________________________________
              Ann D. McLaughlin                    William D. Ruckelshaus
                       Director                                  Director

/s/            John A. McMillan          /s/           Malcolm T. Stamper
_______________________________          ________________________________
               John A. McMillan                        Malcolm T. Stamper
                    Co-Chairman                                  Director

/s/          Bruce A. Nordstrom          /s/  Elizabeth Crownhart Vaughan
_______________________________          ________________________________
             Bruce A. Nordstrom               Elizabeth Crownhart Vaughan
                    Co-Chairman                                  Director


Date             March 31, 1994
    ___________________________




                                   11 of 16

            INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULES



Shareholders and Board of Directors
Nordstrom, Inc.

We consent to the incorporation by reference in Registration Statements Nos. 33-18321 and 2-81695 of Nordstrom, Inc. on Form S-8 of our reports dated March 11, 1994 appearing in and incorporated by reference in this Annual Report on Form 10-K of Nordstrom, Inc. and subsidiaries for the year ended January 31, 1994.

We have audited the consolidated financial statements of Nordstrom, Inc. and subsidiaries as of January 31, 1994 and 1993, and for each of the three years in the period ended January 31, 1994, and have issued our report thereon dated March 11, 1994; such financial statements and report are included in your 1993 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Nordstrom, Inc. and subsidiaries, listed in Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Deloitte & Touche
March 31, 1994
Seattle, Washington











                                12 of 16

                    NORDSTROM, INC. AND SUBSIDIARIES
              SCHEDULE V - PROPERTY, BUILDINGS AND EQUIPMENT
                          (Dollars in thousands)

       Column A          Column B   Column C  Column D   Column E     Column F
                        Balance at                                    Balance
                         beginning  Additions  Retire-   Reclassi-   at end of
Description              of period   at cost    ments    fications    period
- - -----------             ----------  ---------  --------  ---------  ----------
Year ended January 31, 1994:
Land and land
  improvements          $   40,806   $    400   $     -    $   604  $   41,810
Property leased under
  capitalized leases        27,421          -         -     (4,500)     22,921
Buildings                  370,878      8,242        25      2,894     381,989
Leasehold improvements     456,087     15,206         -          -     471,293
Store fixtures and
  equipment                472,759     46,966     9,938      1,002     510,789
Construction in
  progress                  17,123     53,697         -          -      70,820
                        ----------   --------   -------    -------  ----------
                        $1,385,074   $124,511   $ 9,963    $     -  $1,499,622
                        ==========   ========   =======    =======  ==========

Year ended January 31, 1993:
Land and land
  improvements          $   39,454   $  1,665   $   313    $     -  $   40,806
Property leased under
  capitalized leases        29,826          -     2,405          -      27,421
Buildings                  327,026     44,033       181          -     370,878
Leasehold improvements     452,359      4,035       307          -     456,087
Store fixtures and
  equipment                424,509     58,352    10,102          -     472,759
Construction in
  progress                  54,046    (36,923)        -          -      17,123
                        ----------   --------   -------    -------  ----------
                        $1,327,220   $ 71,162   $13,308    $     -  $1,385,074
                        ==========   ========   =======    =======  ==========

Year ended January 31, 1992:
Land and land
  improvements          $   38,772   $  1,296   $   614    $     -  $   39,454
Property leased under
  capitalized leases        29,826          -         -          -      29,826
Buildings                  302,672     24,360         6          -     327,026
Leasehold improvements     370,835     81,524         -          -     452,359
Store fixtures and
  equipment                347,799     80,262     3,552          -     424,509
Construction in
  progress                  94,965    (40,919)        -          -      54,046
                        ----------   --------   -------    -------  ----------
                        $1,184,869   $146,523   $ 4,172    $     -  $1,327,220
                        ==========   ========   =======    =======  ==========

                                 13 of 16

                    NORDSTROM, INC. AND SUBSIDIARIES

               SCHEDULE VI - ACCUMULATED DEPRECIATION AND
           AMORTIZATION OF PROPERTY, BUILDINGS AND EQUIPMENT

                         (Dollars in thousands)

        Column A          Column B   Column C    Column D  Column E   Column F
                                     Additions
                         Balance at  charged to                       Balance
                         beginning    costs and  Retire-  Reclassi-  at end of
Description              of period    expenses    ments   fications    period
- - -----------              ----------  ----------  -------  ---------  ---------

Year ended January 31, 1994:
Land improvements          $  6,024    $  1,059  $    (2)  $   (133)  $  7,218
Property leased under
  capitalized leases         14,055         830        -      2,193     12,692
Buildings                   119,502      20,148       32     (1,058)   140,676
Leasehold improvements      103,316      21,973       19          -    125,270
Store fixtures and
  equipment                 318,035      58,933    9,800     (1,002)   368,170
                           --------    --------  -------   --------   --------
                           $560,932    $102,943  $ 9,849   $      -   $654,026
                           ========    ========  =======   ========   ========

Year ended January 31, 1993:
Land improvements          $  5,103    $    959  $    38   $      -   $  6,024
Property leased under
  capitalized leases         15,066         903    1,914          -     14,055
Buildings                   100,081      19,569      148          -    119,502
Leasehold improvements       83,378      20,241      303          -    103,316
Store fixtures and
  equipment                 267,188      60,572    9,725          -    318,035
                           --------    --------  -------   --------   --------
                           $470,816    $102,244  $12,128   $      -   $560,932
                           ========    ========  =======   ========   ========

Year ended January 31, 1992:
Land improvements          $  4,177    $    926  $    -    $      -   $  5,103
Property leased under
  capitalized leases         14,086         980       -           -     15,066
Buildings                    81,933      18,153       5           -    100,081
Leasehold improvements       65,026      18,352       -           -     83,378
Store fixtures and
  equipment                 213,456      57,137   3,405           -    267,188
                           --------    --------  ------    --------   --------
                           $378,678    $ 95,548  $3,410    $      -   $470,816
                           ========    ========  ======    ========   ========


                                14 of 16

                     NORDSTROM, INC. AND SUBSIDIARIES

             SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                         (Dollars in thousands)

       Column A             Column B     Column C       Column D    Column E
       --------            ----------    ----------    ----------   ---------

                                         Additions     Deductions
                                         ----------    ----------
                                                        Account
                           Balance at    Charged to    write-offs    Balance
                            beginning    costs and       net of     at end of
Description                 of period     expenses     recoveries     period
- - -----------                ----------    ----------    ----------   ---------

Allowance for doubtful accounts:

Year ended:
  January 31, 1994            $23,969       $25,713       $26,537     $23,145

  January 31, 1993            $24,192       $29,469       $29,692     $23,969

  January 31, 1992            $19,635       $33,235       $28,678     $24,192





















                                 15 of 16

                      NORDSTROM INC. AND SUBSIDIARIES

                    SCHEDULE IX - SHORT-TERM BORROWINGS

                          (Dollars in thousands)

  Column A           Column B    Column C   Column D     Column E   Column F
  --------           --------    --------   --------     --------   --------
                                                                    Weighted
                                             Maximum     Average    average
Category of                      Weighted     amount      amount    interest
aggregate             Balance     average  outstanding  outstanding   rate
short-term           at end of   interest  during the   during the   during
borrowings            period       rate      period       period     period
- - ----------           ---------   --------  -----------  ----------- --------
    (A)                                                     (B)        (C)

January 31, 1994
  Notes payable        $25,000       3.0%     $ 55,000     $ 26,479     3.1%
    to banks

  Commercial paper      15,337       3.4        92,023       50,300     3.2



January 31, 1993
  Notes payable        $25,000       3.0%     $125,000     $ 66,139     3.8%
    to banks

  Commercial paper      13,319       3.5       136,038       75,840     3.7



January 31, 1992
  Notes payable        $50,000       4.1%     $110,000     $ 55,710     5.7%
    to banks

  Commercial paper      84,735       4.1       184,500      128,112     5.7

(A) The notes payable to banks have maturities of up to six months or on demand. Notes payable to holders of commercial paper generally have maturities ranging from one day to two months.

(B) Average amount outstanding during the period is computed by dividing the total of daily outstanding principal balances by the number of days in the period.

(C) Weighted average interest rate during the period is computed by dividing the actual short-term interest expense by the average short-term borrowings outstanding.



                                16 of 16

NORDSTROM INC. AND SUBSIDIARIES


Exhibit Index

Exhibit                                          Method of Filing
- - -------                                          ----------------
 3.1  Articles of Incorporation                  Incorporated by reference
                                                   from Form 10-K for the year
                                                   ended January 31, 1990.

 3.2  By-laws                                    Incorporated by reference
                                                   from Form 10-K for the year
                                                   ended January 31, 1992.

 4.1  Indenture between Nordstrom, Credit,       Incorporated by reference
        Inc. and First Interstate Bank of          from Registration
        Washington, the First Supplement,          No. 33-3765, Registration
        the Second Supplement and the Third        No. 33-19743, Registration
        Supplement                                 No. 33-29193 and the
                                                   Nordstrom Credit, Inc.
                                                   Annual Report on Form 10-K
                                                   for the year ended January
                                                   31, 1991.

10.1  Operating Agreement between Nordstrom,     Incorporated by reference
        Credit, Inc. and Nordstrom National        from the Nordstrom Credit,
        Credit Bank                                Inc. Quarterly Report on
                                                   Form 10-Q, as amended for
                                                   the quarter ended July 31,
                                                   1991.

10.2  1987 Stock Option Plan                     Incorporated by reference
                                                   from the Proxy Statement
                                                   for the 1987 Annual Meeting
                                                   of Shareholders.

10.3  Supplemental Retirement Plan               Incorporated by reference
                                                   from Form 10-K for the year
                                                   ended January 31, 1992.

10.4  1993 Non-Employee Director Stock
        Incentive Plan                           Filed herewith electronically

13.1  1993 Annual Report to Shareholders         Filed herewith electronically

21.1  Subsidiaries of the Registrant             Filed herewith electronically

23.1  Independent Auditors' consent              Filed herewith electronically







