Form 10-Q
period 1994-04-30
NORDSTROM INC
filed 1994-06-03
CIK 72333

                   SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______ to _______
                    Commission File Number 0-6074

                         Nordstrom, Inc.
       ______________________________________________________
       (Exact name of Registrant as specified in its charter)

              Washington                             91-0515058
      _______________________________            ___________________
	(State or other jurisdiction of              (IRS Employer
	incorporation or organization)              Identification No.)

             1501 Fifth Avenue, Seattle, Washington  98101
         ____________________________________________________
         (Address of principal executive offices)  (Zip code)

Registrant's telephone number, including area code: (206) 628-2111


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          YES   X       NO
                              _____        _____

Common stock outstanding as of May 31, 1994: 82,107,884 shares of common stock.








                                 1 of 8

                     NORDSTROM, INC. AND SUBSIDIARIES
                     --------------------------------
                                 INDEX
                                 -----

                                                                   Page
                                                                  Number
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

        Consolidated Statements of Earnings
           Three months ended April 30, 1994
           and 1993 (Unaudited)                                      3

        Consolidated Balance Sheets
           April 30, 1994 and 1993 and
           January 31, 1994 (unaudited)                              4

        Consolidated Statements of Cash Flows
           Three months ended April 30, 1994
           and 1993 (Unaudited)                                      5

        Notes to Consolidated Financial Information                  6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     7

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                       8

    Item 6.  Exhibits and Reports on Form 8-K                        8




















                                 2 of 8

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
             (dollars in thousands except per share amounts)
                              (unaudited)

                                                   Three Months
                                                  Ended April 30,
                                                -------------------
                                                  1994       1993
                                                --------   --------
Net sales                                       $762,062   $695,559

Costs and expenses:
  Cost of sales and related buying
        and occupancy costs                      510,135    482,588
  Selling, general and administrative            214,864    208,199
  Interest, net                                    7,942      9,870
  Service charge income and other, net           (23,652)   (23,493)
                                                --------   --------
  Total costs and expenses                       709,289    677,164
                                                --------   --------

Earnings before income taxes                      52,773     18,395
Income taxes                                      20,800      7,100
                                                --------   --------
Net earnings                                    $ 31,973   $ 11,295
                                                ========   ========
Net earnings per average share of
  common stock                                  $    .39   $    .14
                                                ========   ========
Cash dividends paid per share of
  common stock outstanding                      $   .085   $   .085
                                                ========   ========


These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and in the Nordstrom 1993 Annual Report to Shareholders.












                                 3 of 8

                     NORDSTROM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)
                               (unaudited)

                                    April 30,   January 31,    April 30,
                                      1994         1994          1993
                                   ----------   -----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents        $  101,654    $   91,222   $   54,580
  Accounts receivable, net            530,673       586,441      535,266
  Merchandise inventories             621,962       585,602      624,170
  Prepaid income taxes and other       52,007        51,649       50,431
                                   ----------   -----------   ----------
  Total current assets              1,306,296     1,314,914    1,264,447
Property, buildings and
  equipment, net                      862,073       845,596      815,721
Other assets                           20,810        16,971       11,330
                                   ----------   -----------   ----------
                                   $2,189,179    $2,177,481   $2,091,498
                                   ==========   ===========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                    $   52,146    $   40,337   $  102,842
  Accounts payable                    279,550       264,055      265,680
  Accrued salaries, wages
    and taxes                         120,470       156,947      118,760
  Accrued expenses                     34,512        35,994       31,249
  Accrued income taxes                 22,042        27,988       10,048
  Current portion
    of long-term debt                 112,164       102,164       16,316
                                   ----------   -----------   ----------
  Total current liabilities           620,884       627,485      544,895
Long-term debt                        326,182       336,410      440,422
Deferred income taxes and other        49,326        47,082       49,624
Shareholders' equity:
  Common stock, without par value:
    250,000,000 shares authorized;
    82,099,115, 82,059,128 and
    81,984,171 shares issued
    and outstanding                   158,660       157,374      155,639
  Retained earnings                 1,034,127     1,009,130      900,918
                                   ----------   -----------   ----------
  Total shareholders' equity        1,192,787     1,166,504    1,056,557
                                   ----------   -----------   ----------
                                   $2,189,179    $2,177,481   $2,091,498
                                   ==========   ===========   ==========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and in the Nordstrom 1993 Annual Report to Shareholders.

                                  4 of 8

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)
                               (unaudited)

                                                   Three Months
                                                  Ended April 30,
                                                ------------------
                                                  1994      1993
                                                --------  --------
OPERATING ACTIVITIES:
  Net earnings                                  $ 31,973   $11,295
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation and amortization               24,862    24,462
      Change in:
        Accounts receivable, net                  55,768    67,932
        Merchandise inventories                  (36,360)  (87,431)
        Prepaid income taxes and other              (358)      340
        Accounts payable                          15,495    45,504
        Accrued salaries, wages and taxes        (36,477)  (39,268)
        Accrued expenses                          (1,482)      108
        Income tax liabilities and other          (3,702)  (11,858)
                                                --------   -------
Net cash provided by operating activities         49,719    11,084
                                                --------   -------
INVESTING ACTIVITIES:
  Additions to property, buildings
    and equipment, net                           (41,209)  (15,911)
  Other                                           (3,969)   (2,276)
                                                --------   --------
 Net cash used in investing activities           (45,178)  (18,187)
                                                --------   --------
FINANCING ACTIVITIES:
  Increase in notes payable                       11,809    64,523
  Proceeds from issuance of common stock           1,286       200
  Principal payments on long-term debt              (228)  (25,207)
  Cash dividends paid                             (6,976)   (6,969)
                                                --------   -------
Net cash provided by financing activities          5,891    32,547
                                                --------   -------
Net increase in cash and cash equivalents         10,432    25,444

Cash and cash equivalents at
  beginning of period                             91,222    29,136
                                                --------   -------
Cash and cash equivalents at end of period      $101,654   $54,580
                                                ========   =======

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and in the Nordstrom 1993 Annual Report to Shareholders.

                                 5 of 8

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED APRIL 30, 1994 AND 1993
                          (dollars in thousands)
                                (unaudited)


Note 1:

The consolidated balance sheets of Nordstrom, Inc. and subsidiaries as of April 30, 1994 and 1993, and the related consolidated statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The consolidated financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 1995.

It is not considered necessary to include detailed footnote information as of April 30, 1994 and 1993. The financial information should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Nordstrom 1993 Annual Report to Shareholders.

In the opinion of management, the consolidated financial information includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Nordstrom, Inc. and subsidiaries as of April 30, 1994 and 1993, and the results of their operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.

Note 2:  The components of net interest are as follows:

Three Months Ended April 30,                     1994       1993
                                               -------   -------
    Interest expense                            $9,647   $10,349
    Interest income                               (719)     (306)
    Capitalized interest                          (986)     (173)
                                               -------   -------
    Interest, net                               $7,942   $ 9,870
                                               =======   =======

Note 3: The summarized combined results of operations of Nordstrom Credit, Inc. and Nordstrom National Credit Bank are as follows:

Three Months Ended April 30,                        1994     1993
                                                 -------  -------
    Service charge and
      merchant fee income                        $24,742  $24,012
    Earnings before income taxes                  10,285    8,639
    Net earnings                                   6,585    5,564

                                 6 of 8

                     NORDSTROM, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Management Discussion and Analysis section of the Nordstrom 1993 Annual Report to Shareholders.

Results of Operations:
- - ----------------------
During the first quarter of 1994, sales increased 9.6% when compared with the same quarter of 1993. Sales for comparable stores increased
6.9% during the quarter, with the remainder of the increase coming from new units. The increase in comparable store sales was the highest increase since 1989 and reflects improving trends in all areas of the Company's operations. The Company, however, remains cautious with respect to sales predictions for the remainder of the year.

Cost of sales and related buying and occupancy costs decreased as a percentage of sales for the quarter due primarily to improved merchandise margins. Buying and occupancy costs also decreased compared to the same quarter last year.

Selling, general and administrative expenses decreased as a percentage of sales when compared with the same quarter last year. The Company continued its efforts to reduce the rate of growth in operating expenses, and as a result, noted improvement in most expense categories. Specific areas which decreased significantly included employee benefits, selling costs, sales promotion and bad debts.

Net interest expense decreased as a percentage of sales for the quarter due to lower levels of debt outstanding during the quarter.

Income taxes as a percentage of earnings before income taxes increased when compared to the same quarter of 1993 due to the effects of the Omnibus Budget Reconciliation Tax Act, which was signed into law on August 10, 1993.

Financial Condition:
- - --------------------
The Company's working capital at April 30, 1994 decreased compared to the prior year primarily due to an increase in current maturities of long-term debt.

The Company's financial condition remains strong and the Company has continued to fund its working capital needs internally. However, with its increased spending on expansion and the maturity of over $100 million in long-term debt, it is likely that the Company will require some external capital later this year.

                                 7 of 8

                     NORDSTROM, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Financial Condition (continued):
- - --------------------------------
In May 1994, Nordstrom National Credit Bank commenced its VISA card program, which is also expected to increase the external financing needs of the Company.

During the quarter, the Company opened a full-line store in Annapolis Mall, Annapolis, Maryland, and a clearance store in Schaumburg, Illinois. Construction is progressing as planned on new stores scheduled to open later this year and in 1995.


                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
- - --------------------------
The Company is not involved in any material pending legal proceedings, other than routine litigation in the ordinary course of business.


Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------
No reports on Form 8-K were filed during the quarter for which this report is filed.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NORDSTROM, INC.
                                (Registrant)



                             ------------------------------------------
                             John A. Goesling, Executive Vice President
                                             and Treasurer
                            (Principal Financial and Accounting Officer)


Date:  June 3, 1994
- - -----------------------

                                  8 of 8