Form 10-Q
period 1994-07-31
NORDSTROM INC
filed 1994-09-02
CIK 72333

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______ to _________
                    Commission File Number 0-6074

                       Nordstrom, Inc.
    ______________________________________________________
    (Exact name of Registrant as specified in its charter)

            Washington                            91-0515058
    ______________________________            _________________
   (State or other jurisdiction of             (IRS Employer
     incorporation or organization)           Identification No.)

          1501 Fifth Avenue, Seattle, Washington  98101
       ____________________________________________________
       (Address of principal executive offices)  (Zip code)

Registrant's telephone number, including area code:  206-628-2111


	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       YES    X      NO
                            ____         ____

Common stock outstanding as of August 19, 1994: 82,148,621 shares of common stock.








                                 1 of 9

                    NORDSTROM, INC. AND SUBSIDIARIES
                    --------------------------------
                               INDEX
                               -----


                                                            Page
                                                           Number
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

        Consolidated Statements of Earnings
           Three and six months ended
           July 31, 1994 and 1993                              3

        Consolidated Balance Sheets
           July 31, 1994 and 1993 and
           January 31, 1994                                    4

        Consolidated Statements of Cash Flows
           Six months ended July 31, 1994 and 1993             5

        Notes to Consolidated Financial Statements             6

    Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations          7

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                 8

    Item 6.  Exhibits and Reports on Form 8-K                  8




















                                 2 of 9

                  NORDSTROM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS
           (dollars in thousands except per share amounts)
                            (unaudited)

                               Three Months           Six Months
                              Ended July 31,        Ended July 31,
                           ---------------------  ---------------------
                              1994       1993        1994       1993
                           ---------- ----------  ---------- ----------
Net sales                  $1,079,501 $1,017,582  $1,841,563 $1,713,141

Costs and expenses:
  Cost of sales and related
    buying and occupancy      723,660    711,017   1,233,795  1,193,605
  Selling, general and
    administrative            267,596    248,331     482,460    456,530
  Interest, net                 7,206      9,816      15,148     19,686
  Service charge income
    and other, net            (23,184)   (21,733)    (46,836)   (45,226)
                           ---------- ----------  ---------- ----------
  Total costs and
    expenses                  975,278    947,431   1,684,567  1,624,595
                           ---------- ----------  ---------- ----------
Earnings before
  income taxes                104,223     70,151     156,996     88,546
Income taxes                   41,200     27,500      62,000     34,600
                           ---------- ----------  ---------- ----------

Net earnings               $   63,023 $   42,651  $   94,996 $   53,946
                           ========== ==========  ========== ==========
Net earnings per average
  share of common stock    $      .77 $      .52  $     1.16 $      .66
                           ========== ==========  ========== ==========
Cash dividends paid
  per share of common
  stock outstanding        $      .10 $     .085  $     .185 $      .17
                           ========== ==========  ========== ==========


These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and in the Nordstrom 1993 Annual Report to Shareholders.






                                 3 of 9

                   NORDSTROM, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                       (dollars in thousands)
                             (unaudited)

                                    July 31,    January 31,   July 31,
                                      1994         1994         1993
                                  ----------   ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents       $   50,690   $   91,222   $   98,861
  Accounts receivable, net           630,085      586,441      613,907
  Merchandise inventories            639,227      585,602      612,007
  Prepaid income taxes and other      51,529       51,649       48,995
                                  ----------   ----------   ----------
  Total current assets             1,371,531    1,314,914    1,373,770
Property, buildings and
  equipment, net                     917,066      845,596      819,712
Other assets                          23,653       16,971       12,402
                                  ----------   ----------   ----------
                                  $2,312,250   $2,177,481   $2,205,884
                                  ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                   $  115,738   $   40,337   $   87,971
  Accounts payable                   339,660      264,055      320,919
  Accrued salaries, wages
    and taxes                        156,600      156,947      148,041
  Accrued expenses                    33,230       35,994       32,304
  Accrued income taxes                22,710       27,988       21,146
  Current portion of
    long-term debt                    36,179      102,164      107,076
                                  ----------   ----------   ----------
  Total current liabilities          704,117      627,485      717,457
Long-term debt                       310,688      336,410      346,911
Deferred income taxes and other       48,676       47,082       49,184
Shareholders' equity:
  Common stock, without par value:
    250,000,000 shares authorized;
    82,134,350, 82,059,128 and
    81,988,465 shares issued
    and outstanding                  159,831      157,374      155,731
  Retained earnings                1,088,938    1,009,130      936,601
                                  ----------   ----------   ----------
  Total shareholders' equity       1,248,769    1,166,504    1,092,332
                                  ----------   ----------   ----------
                                  $2,312,250   $2,177,481   $2,205,884
                                  ==========   ==========   ==========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and in the Nordstrom 1993 Annual Report to Shareholders.

                                 4 of 9

                  NORDSTROM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (dollars in thousands)
                              (unaudited)

                                                    Six Months
                                                  Ended July 31,
                                               -------------------
                                                 1994       1993
                                               --------   --------
OPERATING ACTIVITIES:
  Net earnings                                 $ 94,996   $ 53,946
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation and amortization              50,499     49,383
      Change in:
        Accounts receivable, net                (43,644)   (10,709)
        Merchandise inventories                 (53,625)   (75,268)
        Prepaid income taxes and other              120      1,776
        Accounts payable                         75,605    100,743
        Accrued salaries, wages and taxes          (347)    (9,987)
        Accrued expenses                         (2,764)     1,163
        Income tax liabilities and other         (3,684)    (1,200)
                                               --------   --------
Net cash provided by operating activities       117,156    109,847
                                               --------   --------
INVESTING ACTIVITIES:
  Additions to property, buildings
    and equipment, net                         (121,709)   (44,693)
  Other                                          (6,942)    (3,478)
                                               --------   --------
Net cash used in investing activities          (128,651)   (48,171)
                                               --------   --------
FINANCING ACTIVITIES:
  Increase in notes payable                      75,401     49,652
  Proceeds from issuance of common stock          2,457        291
  Principal payments on long-term debt          (91,707)   (27,958)
  Cash dividends paid                           (15,188)   (13,936)
                                               --------   --------
Net cash (used in) provided by
  financing activities                          (29,037)     8,049
                                               --------   --------
Net (decrease) increase in cash
  and cash equivalents                          (40,532)    69,725
Cash and cash equivalents
  at beginning of period                         91,222     29,136
                                               --------   --------
Cash and cash equivalents at end of period     $ 50,690   $ 98,861
                                               ========   ========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and in the Nordstrom 1993 Annual Report to Shareholders.

                                 5 of 9

                  NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (dollars in thousands)
                            (unaudited)

Note 1:
The consolidated balance sheets of Nordstrom, Inc. and subsidiaries as of July 31, 1994 and 1993, and the related consolidated statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The consolidated financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 1995.

It is not considered necessary to include detailed footnote information as of July 31, 1994 and 1993. The financial information should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Nordstrom 1993 Annual Report to Shareholders.

In the opinion of management, the consolidated financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom, Inc. and subsidiaries as of July 31, 1994 and 1993, and the results of their operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.

Note 2:  The components of net interest are as follows:

                               Three Months       Six Months
                              Ended July 31,     Ended July 31,
                              1994     1993      1994     1993
                             ---------------   -----------------
    Interest expense         $9,649  $10,378   $19,296  $20,727
    Interest income            (600)    (374)   (1,319)    (680)
    Capitalized interest     (1,843)    (188)   (2,829)    (361)
                             ------  -------   -------  -------
    Interest, net            $7,206  $ 9,816   $15,148  $19,686
                             ======  =======   =======  =======

Note 3: The summarized unaudited combined results of operations of Nordstrom Credit, Inc. and Nordstrom National Credit
         Bank are as follows:

                               Three Months       Six Months
                              Ended July 31,     Ended July 31,
                               1994     1993      1994     1993
                             -------  -------   -------  -------
    Service charge and
      merchant fee income    $24,411  $23,589   $49,153  $47,601
    Earnings before income
      taxes                    8,102    7,537    18,387   16,176
    Net earnings               5,162    4,790    11,747   10,354

                                 6 of 9

                NORDSTROM, INC. AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Management Discussion and Analysis section of the Nordstrom 1993 Annual Report to Shareholders.

Results of Operations:
- ----------------------
During the second quarter of 1994, sales increased 6.1% when compared with the same quarter of 1993. For the six-month period, sales increased 7.5% compared to the same period in 1993. Sales for comparable stores increased 4.0% during the quarter and 5.2% for the six-month period, with the remainder of the increase coming from new units. The Company has continued to experience improving sales trends in all areas of its operations; however, the Company remains cautious with respect to sales predictions for the remainder of the year.

Cost of sales and related buying and occupancy costs decreased as a percentage of sales for the quarter and the six-month period as compared to the corresponding periods in 1993, due primarily to improvement in merchandise margins, most notably for women's apparel. Buying and occupancy costs also decreased as a percentage of sales for the quarter and six-month period.

Selling, general and administrative expenses increased as a percentage of sales during the second quarter as compared to the same period in 1993, due primarily to increased sales promotion and selling costs. For the six-month period, selling, general and administrative expenses decreased when compared to the same period in 1993. Most expense categories have shown improvement for the first six months. Specific areas which decreased significantly included employee benefits and bad debts.

For the quarter and six-month period, interest expense decreased as a percentage of sales when compared to the corresponding periods in 1993, due to lower levels of debt. The decrease was partially offset by an increase in short-term interest rates.

Income taxes as a percentage of earnings before income taxes increased when compared to 1993 for both the quarter and six-month period due to the effects of the Omnibus Budget Reconciliation Tax Act, which was signed into law on August 10, 1993.









                                 7 of 9

                    NORDSTROM, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition:
- --------------------
The Company's financial condition remains strong and the Company has continued to fund most of its operations internally. However, with its increased spending on expansion and the start of the Company's VISA credit card in May, the Company expects to require additional external capital later this year.

As a result of the increase in investment in new store construction, the Company's working capital at July 31, 1994 decreased compared to January 31, 1994.

In August, the Company opened a full-line store in Santa Anita Mall in Arcadia, California, and an expanded store in Washington Square Mall in Portland, Oregon. Construction is progressing as planned on new stores scheduled to open later this year and in 1995.


                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
- --------------------------
The Company is not involved in any pending legal proceedings, other than routine litigation in the ordinary course of business.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
(a)  Exhibits
     --------

    (27.1)  Financial Data Schedule is filed herewith electronically.

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the quarter for which this report is filed.











                                 8 of 9

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NORDSTROM, INC.
                            (Registrant)



                      /s/           John A. Goesling
                      __________________________________________
                      John A. Goesling, Executive Vice President
                                      and Treasurer
                     (Principal Financial and Accounting Officer)



Date:  September 2, 1994
_________________________































                                 9 of 9

NORDSTROM INC. AND SUBSIDIARIES



Exhibit Index

Exhibit                                    Method of Filing
- ---------------------------------------    ----------------
27.1  Financial Data Schedule              Filed herewith electronically


