Form 10-Q
period 1994-10-31
NORDSTROM INC
filed 1994-12-05
CIK 72333

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1994

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


                       YES    X      NO
                            ____         ____

Common stock outstanding as of November 18, 1994: 82,192,486 shares of common stock.








                                 1 of 9

                    NORDSTROM, INC. AND SUBSIDIARIES
                    --------------------------------
                               INDEX
                               -----


                                                            Page
                                                           Number
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

        Consolidated Statements of Earnings
           Three and nine months ended
           October 31, 1994 and 1993                           3

        Consolidated Balance Sheets
           October 31, 1994 and 1993 and
           January 31, 1994                                    4

        Consolidated Statements of Cash Flows
           Nine months ended October 31, 1994 and 1993         5

        Notes to Consolidated Financial Statements             6

    Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations          7

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                 8

    Item 6.  Exhibits and Reports on Form 8-K                  8




















                                 2 of 9

                  NORDSTROM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS
           (dollars in thousands except per share amounts)
                            (unaudited)

                               Three Months          Nine Months
                              Ended October 31,     Ended October 31,
                           ---------------------  ---------------------
                              1994       1993        1994       1993
                           ---------- ----------  ---------- ----------
Net sales                  $  861,968 $  769,373  $2,703,531 $2,482,514

Costs and expenses:
  Cost of sales and related
    buying and occupancy      569,312    524,316   1,803,107  1,717,921
  Selling, general and
    administrative            246,307    216,330     728,767    672,860
  Interest, net                 7,705      9,329      22,853     29,015
  Service charge income
    and other, net            (24,435)   (22,658)    (71,271)   (67,884)
                           ---------- ----------  ---------- ----------
  Total costs and
    expenses                  798,889    727,317   2,483,456  2,351,912
                           ---------- ----------  ---------- ----------
Earnings before
  income taxes                 63,079     42,056     220,075    130,602
Income taxes                   25,000     16,600      87,000     51,200
                           ---------- ----------  ---------- ----------

Net earnings               $   38,079 $   25,456  $  133,075 $   79,402
                           ========== ==========  ========== ==========
Net earnings per average
  share of common stock    $      .46 $      .31  $     1.62 $      .97
                           ========== ==========  ========== ==========
Cash dividends paid
  per share of common
  stock outstanding        $      .10 $     .085  $     .285 $     .255
                           ========== ==========  ========== ==========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and in the Nordstrom 1993 Annual Report to Shareholders.








                                 3 of 9

                   NORDSTROM, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                       (dollars in thousands)
                             (unaudited)

                                  October 31,  January 31,  October 31,
                                     1994         1994         1993
                                  ----------   ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents       $   43,995   $   91,222   $   66,939
  Accounts receivable, net           580,408      586,441      533,438
  Merchandise inventories            849,102      585,602      760,957
  Prepaid income taxes and other      52,800       51,649       50,403
                                  ----------   ----------   ----------
  Total current assets             1,526,305    1,314,914    1,411,737
Property, buildings and
  equipment, net                     950,489      845,596      821,627
Other assets                          14,324       16,971       14,541
                                  ----------   ----------   ----------
                                  $2,491,118   $2,177,481   $2,247,905
                                  ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                   $  196,393   $   40,337   $   79,177
  Accounts payable                   426,486      264,055      360,075
  Accrued salaries, wages
    and taxes                        161,038      156,947      146,952
  Accrued expenses                    36,583       35,994       40,146
  Accrued income taxes                 3,135       27,988        7,919
  Current portion of
    long-term debt                    36,179      102,164      107,076
                                  ----------   ----------   ----------
  Total current liabilities          859,814      627,485      741,345
Long-term debt                       297,960      336,410      346,705
Deferred income taxes and other       53,129       47,082       48,548
Shareholders' equity:
  Common stock, without par value:
    250,000,000 shares authorized;
    82,188,686, 82,059,128 and
    82,016,788 shares issued
    and outstanding                  161,413      157,374      156,221
  Retained earnings                1,118,802    1,009,130      955,086
                                  ----------   ----------   ----------
  Total shareholders' equity       1,280,215    1,166,504    1,111,307
                                  ----------   ----------   ----------
                                  $2,491,118   $2,177,481   $2,247,905
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

                                 4 of 9

                  NORDSTROM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (dollars in thousands)
                              (unaudited)

                                                  Nine Months
                                                Ended October 31,
                                               -------------------
                                                 1994       1993
                                               --------   --------
OPERATING ACTIVITIES:
  Net earnings                                 $133,075   $ 79,402
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation and amortization              78,901     75,246
      Change in:
        Accounts receivable, net                  6,033     69,760
        Merchandise inventories                (263,500)  (224,218)
        Prepaid income taxes and other           (1,151)       368
        Accounts payable                        162,431    139,899
        Accrued salaries, wages and taxes         4,091    (11,076)
        Accrued expenses                            589      9,005
        Income tax liabilities and other        (18,806)   (15,063)
                                               --------   --------
Net cash provided by operating activities       101,663    123,323
                                               --------   --------
INVESTING ACTIVITIES:
  Additions to property, buildings
    and equipment, net                         (183,432)   (72,341)
  Other                                           2,285     (5,747)
                                               --------   --------
Net cash used in investing activities          (181,147)   (78,088)
                                               --------   --------
FINANCING ACTIVITIES:
  Increase in notes payable                     156,056     40,858
  Proceeds from issuance of common stock          4,039        782
  Principal payments on long-term debt         (104,435)   (28,164)
  Cash dividends paid                           (23,403)   (20,908)
                                               --------   --------
Net cash provided by (used in)
  financing activities                           32,257     (7,432)
                                               --------   --------
Net (decrease) increase in cash
  and cash equivalents                          (47,227)    37,803
Cash and cash equivalents
  at beginning of period                         91,222     29,136
                                               --------   --------
Cash and cash equivalents at end of period     $ 43,995   $ 66,939
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

                                 5 of 9

                  NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (dollars in thousands)
                            (unaudited)

Note 1:

The consolidated balance sheets of Nordstrom, Inc. and subsidiaries as of October 31, 1994 and 1993, and the related consolidated statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The consolidated financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 1995.

It is not considered necessary to include detailed footnote information as of October 31, 1994 and 1993. The financial information should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Nordstrom 1993 Annual Report to Shareholders.

In the opinion of management, the consolidated financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom, Inc. and subsidiaries as of October 31, 1994 and 1993, and the results of their operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.

Note 2: The summarized unaudited combined results of operations of Nordstrom Credit, Inc. and Nordstrom National Credit
         Bank are as follows:

                               Three Months       Nine Months
                              Ended October 31,  Ended October 31,
                                1994      1993     1994      1993
                             -----------------   ----------------
    Service charge and
      merchant fee income    $26,745   $23,936   $75,898  $71,537
    Earnings before
      income taxes             9,085     8,669    27,472   24,845
    Net earnings               5,755     5,546    17,502   15,900



                                 6 of 9

                NORDSTROM, INC. AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Management Discussion and Analysis section of the Nordstrom 1993 Annual Report to Shareholders.


Results of Operations:
- ----------------------
During the third quarter of 1994, sales increased 12.0% when compared with the same quarter of 1993. For the nine-month period, sales increased 8.9% compared to the same period in 1993. Sales for comparable stores increased 6.7% during the quarter and 5.6% for the nine-month period, with the remainder of the increase coming from new units. The increase in comparable stores sales for the third quarter was partially due to a shift in the Company's Anniversary Sale, which resulted in an additional one-week period of the sale occurring in the third quarter of 1994, compared to 1993. Without the effect of the shift, management estimates the Company's comparable stores sales increase for the third quarter would have been approximately 2% lower. The Company has experienced a gradual decline in comparable store sales increases in 1994.

Cost of sales and related buying and occupancy costs decreased as a percentage of sales for the quarter and the nine-month period due to improved merchandise margins, most notably for women's apparel, and a decrease in occupancy costs. For the quarter, the decrease was partially offset by an increase in buying expense. The improving trend in merchandise margins for women's apparel began in the fourth quarter of 1993. As a result, management does not anticipate as significant an improvement in merchandise margins in the fourth quarter of 1994, as compared to the same quarter of 1993.

Selling, general and administrative expenses increased as a percentage of sales during the third quarter of 1994, as compared to the same quarter of 1993, due primarily to increased sales promotion and selling costs. For the nine-month period, selling, general and administrative expenses decreased as a percentage of sales when compared to the same period in the prior year, due primarily to decreased employee benefits and bad debts.


Financial Condition:
- --------------------
The Company's financial condition remains strong. With increased spending on expansion and the start of the Company's VISA credit card program in May, the Company has required some external financing.


                                 7 of 9

                    NORDSTROM, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition (continued):
- --------------------------------
During the quarter, Nordstrom Credit, Inc. filed a shelf registration statement on Form S-3 for $250 million in debt, and subsequent to quarter-end issued $50 million in medium-term notes under the shelf registration.

The Company opened two new full-line stores during the third quarter in Santa Anita Mall in Arcadia, California and Old Orchard Mall in Skokie, Illinois. In addition, the Company also opened an expanded store in Washington Square in Portland, Oregon and an expanded store in Bellevue Square in Bellevue, Washington during the quarter. This completes the store opening schedule for the year. Construction is progressing as planned on new stores scheduled to open in 1995.


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


Date:  December 2, 1994
_________________________































                                 9 of 9

NORDSTROM INC. AND SUBSIDIARIES



Exhibit Index

Exhibit                                    Method of Filing
- ---------------------------------------    -----------------------------
27.1  Financial Data Schedule              Filed herewith electronically


