Form 10-K
NORDSTROM INC
filed 1995-03-31
CIK 72333

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES


    For the fiscal year ended January 31, 1995

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/





                                    1 of 13

On March 21, 1995, 82,251,665 shares of common stock were outstanding, and the aggregate market value of those shares (based upon the closing price as reported by NASDAQ) held by non-affiliates was approximately $2 billion.


                   Documents Incorporated by Reference:
Portions of Nordstrom, Inc. 1994 Annual Report to Shareholders
    (Parts I and II)
Portions of Proxy Statement for 1995 Annual Meeting of Shareholders
    (Part III)















































                                    2 of 13

                                 PART I

Item 1.  Business.
------------------

Nordstrom, Inc. (the "Company") was incorporated in the State of Washington in 1946 as successor to a retail shoe business started in 1901. As of January 31, 1995, the Company operates 55 large specialty stores in Washington, Oregon, California, Utah, Alaska, Virginia, New Jersey, Illinois, Maryland and Minnesota, selling a wide selection of apparel, shoes and accessories for women, men and children. In March 1995, the Company opened two new large specialty stores in Schaumburg, Illinois and White Plains, New York in accordance with the Company's planned new store opening schedule.

The Company also operates eighteen stores under the name "Nordstrom Rack", and one clearance store which serve as outlets for clearance merchandise from the Company's large specialty stores. The Racks also purchase merchandise directly from manufacturers. The Racks are located in Washington, Oregon, California, Utah, Virginia, Maryland, Pennsylvania and Illinois.

The Company also operates a men's specialty store in New York, a men's and women's specialty store in Washington and leased shoe departments in twelve department stores in Hawaii and Guam. In addition, the Company operates a Direct Sales Division which commenced operations at the end of 1993 with the mailing of its first catalog. The Company is also involved in tests of interactive television shopping.

The Company regularly employs on a full or part-time basis an average of approximately 35,000 employees. Due to the seasonal nature of the Company's business, the number increased to approximately 42,000 employees in December.

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

Certain other information required under Item 1 is contained within the following sections of the Company's 1994 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

                     About the Company
                     Message to our Shareholders
                     Management Discussion and Analysis
                     Note 12 in Notes to Consolidated
                       Financial Statements










                                    3 of 13

Executive Officers of the Registrant
------------------------------------

                                               Officer
       Name          Age      Title             Since      Family Relationship
-------------------- --- ------------------    -------     -------------------
Jammie Baugh         41   Executive Vice        1990              None
                           President

Gail A. Cottle       43   Executive Vice        1985              None
                           President

Joseph V. Demarte    43   Vice President        1990              None

John A. Goesling     49   Executive Vice        1980              None
                           President and
                           Treasurer

Jack F. Irving       50   Executive Vice        1980              None
                           President

Raymond A. Johnson   53   Co-President          1976              None

John A. McMillan     63   Co-Chairman of the    1969     Cousin by marriage of
                           Board of Directors              Bruce A., James F.,
                                                         and John N. Nordstrom

Blake W. Nordstrom   34   Vice President        1991        Son of Bruce A.
                                                              Nordstrom

Bruce A. Nordstrom   61   Co-Chairman of the    1966       Cousin of James F.
                           Board of Directors            and John N. Nordstrom

James A. Nordstrom   33   Vice President        1991        Son of John N.
                                                              Nordstrom

James F. Nordstrom   55   Co-Chairman of the    1969       Brother of John N.
                           Board of Directors                  Nordstrom

John N. Nordstrom    57   Co-Chairman of the    1966      Brother of James F.
                           Board of Directors                  Nordstrom

Robert T. Nunn       55   Executive Vice        1983              None
                           President

Cynthia C. Paur      44   Executive Vice        1983              None
                           President

John C. Walgamott    49   President of          1991              None
                           Nordstrom Credit,
                           Inc. and Nordstrom
                           National Credit Bank

John J. Whitacre     42   Co-President          1989              None

All of the above people that have not been officers for the past five years have been full-time employees of the Company during that period. The officers are re-elected annually by the Board of Directors following each year's Annual Meeting. Each officer is elected for a term of one year and until a successor is elected and qualifies.

                                    4 of 13

Item 2.  Properties.
--------------------

The following table summarizes at January 31, 1995 the number of stores owned or operated by the Company and the percentage of total store area represented by each listed category:
                                      Number of     % of total store
                                       stores        square footage
                                      ---------     ----------------
         Owned Stores                    20                28%
         Leased Stores                   30                21
         Owned on leased land            23                46
         Partly owned & partly leased     3                 5
                                      ---------     ----------------
                                         76               100%
                                      =========     ================

The Company also operates seven merchandise distribution centers, five of which are owned and two of which are leased. The Company leases its principal offices in Seattle, Washington, and owns an office building in the Denver, Colorado metropolitan area which serves as the principal offices of Nordstrom Credit, Inc. and Nordstrom National Credit Bank.

The Company operates 26 large specialty stores, six Rack stores and two distribution centers in California. Because of its high cost, the Company does not carry earthquake insurance.

Certain other information required under this item is included in the following section of the Company's 1994 Annual Report to Shareholders, which section is incorporated by reference herein from Exhibit 13.1 of this report:

           Retail Store Facilities


Item 3.  Legal Proceedings.
---------------------------

The Company is not involved in any material pending legal proceedings, other than routine litigation in the ordinary course of business.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
         None







                                    5 of 13

                                PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.
----------------------------------------------------------------------

The Company's Common Stock, without par value, is traded in the over-the-counter market and is quoted daily by NASDAQ. The approximate number of holders of Common Stock as of March 21, 1995 was 75,000.

Certain other information required under this Item with respect to stock prices and dividends is included in the following sections of the Company's 1994 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

           Financial Highlights - Stock Trading
           Consolidated Statements of Shareholders' Equity
           Note 8 in Notes to Consolidated Financial Statements
           Note 13 in Notes to Consolidated Financial Statements


Item 6.  Selected Financial Data.
---------------------------------

The information required under this item is included in the following section of the Company's 1994 Annual Report to Shareholders, which section is incorporated by reference herein from Exhibit 13.1 of this report:

           Ten-Year Statistical Summary


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------------------------------------------------------------------------

The information required under this item is included in the following section of the Company's 1994 Annual Report to Shareholders, which section is incorporated by reference herein from Exhibit 13.1 of this report:

           Management Discussion and Analysis


Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

The information required under this item is included in the following sections of the Company's 1994 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

           Consolidated Statements of Earnings
           Consolidated Balance Sheets
           Consolidated Statements of Shareholders' Equity
           Consolidated Statements of Cash Flows
           Notes to Consolidated Financial Statements
           Independent Auditors' Report



                                    6 of 13

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------
         None


                                PART III

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

The information required under this item with respect to the Company's Directors and compliance with Section 16(a) of the Exchange Act is included in the following sections of the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

           Election of Directors
           Compliance with Section 16(a) of the Exchange Act of 1934

The information required under this item with respect to the Company's Executive Officers is incorporated by reference from Part I, Item 1 of this report under "Executive Officers of the Registrant".


Item 11. Executive Compensation.
--------------------------------

The information required under this item is included in the following sections of the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

           Compensation of Executive Officers in the Year Ended
              January 31, 1995
           Compensation and Stock Option Committee Report on Fiscal Year
              1994 Executive Compensation
           Stock Price Performance
           Compensation of Directors
           Compensation Committee Interlocks and Insider Participation

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The information required under this item is included in the following section of the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

           Principal Shareholders








                                    7 of 13

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

The information required under this item is included in the following sections of the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

         Election of Directors
         Transactions with Management
         Compensation Committee Interlocks and Insider Participation


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

(a)2.    Financial Statement Schedules
         -----------------------------

                                                                    Page
                                                                    ----
         Independent Auditors' Consent and Report on Schedule        12
         II - Valuation and Qualifying Accounts                      13

         Other schedules for which provision is made in Regulation S-X are not required, are inapplicable, or the information is included in the Company's 1994 Annual Report to Shareholders as incorporated by reference herein from Exhibit 13.1 of this report.















                                    8 of 13

(a)3. Exhibits
      --------

     (3.1) Articles of Incorporation of the Registrant are hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1990, Exhibit A.

     (3.2) By-laws of the Registrant, as amended, are filed herein as an Exhibit.

     (4.1) The Indenture between Nordstrom Credit, Inc. (a wholly-owned subsidiary of the Registrant) and First Interstate Bank of Denver, N.A., as successor trustee, dated November 15, 1984, the First Supplement thereto dated January 15, 1988, the Second Supplement thereto dated June 1, 1989 and the Third Supplement thereto dated October 19, 1990 are hereby incorporated by reference from Registration No. 33-3765, Exhibit 4.2; Registration No. 33-19743, Exhibit 4.2; Registration No. 33-29193, Exhibit 4.3; and the Nordstrom Credit, Inc. Annual Report on Form 10-K (SEC File No. 0-12994) for the year ended January 31, 1991, Exhibit 4.2, respectively.

            Securities authorized under each of any other long-term debt instruments of the Company or its subsidiaries do not exceed 10% of the consolidated total assets of the Company and its subsidiaries. The Company will furnish a copy of any such long-term debt instrument or agreement to the Commission upon request.

      (4.2) Trustee Resignation of First Interstate Bank of Washington, N.A.
            dated March 13, 1995 is filed herein as an Exhibit.

      (4.3) Trustee Acceptance of First Interstate Bank of Denver, N.A. dated
            March 13, 1995 is filed herein as an Exhibit.

     (10.1) Operating Agreement dated August 30, 1991 between Nordstrom
            Credit, Inc. and Nordstrom National Credit Bank is hereby incorporated by reference from the Nordstrom Credit, Inc. Quarterly Report on Form 10-Q (SEC File No. 0-12994) for the quarter ended July 31, 1991, Exhibit 10.1, as amended.

     (10.2) Merchant Agreement dated August 30, 1991 between Registrant and
            Nordstrom National Credit Bank is hereby incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1991, Exhibit 10.1.

     (10.3) The 1987 Nordstrom Stock Option Plan is hereby incorporated by reference from the Registrant's Proxy Statement for the 1987 Annual Meeting of Shareholders.

     (10.4) The Nordstrom Supplemental Retirement Plan is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1992, Exhibit 10.3.

     (10.5) The 1993 Non-Employee Director Stock Incentive Plan is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1994, Exhibit 10.4.


                                    9 of 13

     (10.6) Investment Agreement dated October 8, 1984 between the Registrant and Nordstrom Credit, Inc. is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10, Exhibit 10.1.

     (10.7) Operating Agreement for VISA Accounts and Receivables dated May 1,
            1994 between Nordstrom Credit, Inc. and Nordstrom National Credit Bank is hereby incorporated by reference from Registration No. 33-55905, Exhibit 10.1.

     (13.1) The Company's 1994 Annual Report to Shareholders is filed herein as an Exhibit.

     (21.1) List of the Registrant's Subsidiaries is filed herein as an Exhibit.

     (23.1) Independent Auditors' Consent and Report on Schedule is on page 12 of this report.

     (27.1) Financial Data Schedule is filed herein as an Exhibit.

      All other exhibits are omitted because they are not applicable, not required, or because the required information is included in the Company's 1994 Annual Report to Shareholders.

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

      NORDSTROM, INC.
         (Registrant)
                             /s/                       John A. Goesling
Date   March 31, 1995     by __________________________________________
     ____________________                              John A. Goesling
                                 Executive Vice President and Treasurer
                            (Principal Accounting and Financial Officer)












                                    10 of 13

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


Directors:

/s/            Philip M. Condit          /s/           James F. Nordstrom
_______________________________          ________________________________
               Philip M. Condit                        James F. Nordstrom
                       Director                               Co-Chairman

/s/          D. Wayne Gittinger          /s/            John N. Nordstrom
_______________________________          ________________________________
             D. Wayne Gittinger                         John N. Nordstrom
                       Director                               Co-Chairman

/s/            John F. Harrigan          /s/        Alfred E. Osborne Jr.
_______________________________          ________________________________
               John F. Harrigan                     Alfred E. Osborne Jr.
                       Director                                  Director

/s/            Charles A. Lynch
_______________________________          ________________________________
               Charles A. Lynch                    William D. Ruckelshaus
                       Director                                  Director

/s/           Ann D. McLaughlin          /s/           Malcolm T. Stamper
_______________________________          ________________________________
              Ann D. McLaughlin                        Malcolm T. Stamper
                       Director                                  Director

/s/            John A. McMillan          /s/  Elizabeth Crownhart Vaughan
_______________________________          ________________________________
               John A. McMillan               Elizabeth Crownhart Vaughan
                    Co-Chairman                                  Director

/s/          Bruce A. Nordstrom
_______________________________
             Bruce A. Nordstrom
                    Co-Chairman


Date             March 31, 1995
    ___________________________

                                   11 of 13

                               Exhibit 23.1

            INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULE



Shareholders and Board of Directors
Nordstrom, Inc.

We consent to the incorporation by reference in Registration Statements Nos. 33-18321 and 2-81695 of Nordstrom, Inc. on Form S-8 of our reports dated March 10, 1995 appearing in and incorporated by reference in this Annual Report on Form 10-K of Nordstrom, Inc. and subsidiaries for the year ended January 31, 1995.

We have audited the consolidated financial statements of Nordstrom, Inc. and subsidiaries as of January 31, 1995 and 1994, and for each of the three years in the period ended January 31, 1995, and have issued our report thereon dated March 10, 1995; such financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Nordstrom, Inc. and subsidiaries, listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
March 31, 1995
Seattle, Washington
























                                12 of 13

                     NORDSTROM, INC. AND SUBSIDIARIES

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                         (Dollars in thousands)

       Column A             Column B     Column C     Column D     Column E
      ----------           ----------   ----------   ----------   ----------

                                        Additions    Deductions
                                        ----------   ----------
                                                      Account
                           Balance at   Charged to   write-offs     Balance
                           beginning    costs and      net of      at end of
Description                of period    expenses     recoveries     period
-----------                ----------   ----------   ----------   ----------
Allowance for doubtful
   accounts:

Year ended:

      January 31, 1995     $23,145      $20,219      $20,406      $22,958

      January 31, 1994     $23,969      $25,713      $26,537      $23,145

      January 31, 1993     $24,192      $29,469      $29,692      $23,969





























                                13 of 13

NORDSTROM INC. AND SUBSIDIARIES

Exhibit Index
Exhibit                                          Method of Filing
-------                                          ----------------
 3.1  Articles of Incorporation                  Incorporated by reference
                                                   from the Registrant's Form
                                                   10-K for the year ended
                                                   January 31, 1990,
                                                   Exhibit A.

 3.2  By-laws                                    Filed herewith electronically

 4.1  Indenture between Nordstrom Credit,        Incorporated by reference
        Inc. and First Interstate Bank of          from Registration
        Denver, N.A., as successor trustee,        No. 33-3765, Exhibit 4.2;
        dated November 15, 1984, the First         Registration No. 33-19743,
        Supplement thereto dated January 15,       Exhibit 4.2; Registration
        1988, the Second Supplement thereto        No. 33-29193, Exhibit 4.3;
        dated June 1, 1989 and the Third           and the Nordstrom Credit,
        Supplement thereto dated October 19,       Inc. Annual Report on Form
        1990                                       10-K (SEC File No. 0-12994)
                                                   for the year ended January
                                                   31, 1991, Exhibit 4.2,
                                                   respectively.

 4.2  Trustee Resignation of First Interstate    Filed herewith electronically
        Bank of Washington, N.A. dated March 13,
        1995

 4.3  Trustee Acceptance of First Interstate     Filed herewith electronically
        Bank of Denver, N.A. dated March 13,
        1995

10.1  Operating Agreement dated August 30, 1991  Incorporated by reference
        between Nordstrom, Credit, Inc. and        from the Nordstrom Credit,
        Nordstrom National Credit Bank             Inc. Quarterly Report on
                                                   Form 10-Q (SEC File No.
                                                   0-12994) for the quarter
                                                   ended July 31, 1991,
                                                   Exhibit 10.1, as amended.

10.2  Merchant Agreement dated August 30, 1991   Incorporated by reference
        between Registrant and Nordstrom           from the Registrant's
        National Credit Bank                       Quarterly Report on Form
                                                   10-Q for the quarter ended
                                                   July 31, 1991, Exhibit
                                                   10.1.

10.3  1987 Nordstrom Stock Option Plan           Incorporated by reference
                                                   from the Registrant's Proxy
                                                   Statement for the 1987
                                                   Annual Meeting of
                                                   Shareholders.





Exhibit Index (continued)


10.4  Nordstrom Supplemental Retirement Plan     Incorporated by reference
                                                   from the Registrant's Form
                                                   10-K for the year ended
                                                   January 31, 1992, Exhibit
                                                   10.3.

10.5  1993 Non-Employee Director Stock           Incorporated by reference
        Incentive Plan                             from the Registrant's Form
                                                   10-K for the year ended
                                                   January 31, 1994, Exhibit
                                                   10.4.

10.6  Investment Agreement dated October 8,      Incorporated by reference
        1984 between the Registrant and            from the Nordstrom Credit,
        Nordstrom Credit, Inc.                     Inc. Form 10, Exhibit 10.1.

10.7  Operating Agreement for VISA Accounts      Incorporated by reference
        and Receivables dated May 1, 1994          from Registration No. 33-
        between Nordstrom Credit, Inc. and         55905, Exhibit 10.1.
        Nordstrom National Credit Bank

13.1  1994 Annual Report to Shareholders         Filed herewith electronically

21.1  Subsidiaries of the Registrant             Filed herewith electronically

23.1  Independent Auditors' Consent
        and Report on Schedule                   Filed herewith electronically

27.1  Financial Data Schedule                    Filed herewith electronically
