Form 10-Q
period 1995-04-30
NORDSTROM INC
filed 1995-06-02
CIK 72333

                   SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1995

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


                          YES   X       NO
                              _____        _____

Common stock outstanding as of May 19, 1995: 82,277,152 shares of common stock.










                                 1 of 8

                     NORDSTROM, INC. AND SUBSIDIARIES
                     --------------------------------
                                 INDEX
                                 -----

                                                                   Page
                                                                  Number
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)

        Consolidated Statements of Earnings
           Three months ended April 30, 1995
           and 1994                                                  3

        Consolidated Balance Sheets
           April 30, 1995 and 1994 and
           January 31, 1995                                          4

        Consolidated Statements of Cash Flows
           Three months ended April 30, 1995
           and 1994                                                  5

        Notes to Consolidated Financial Information                  6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     7

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                       8

    Item 6.  Exhibits and Reports on Form 8-K                        8



















                                 2 of 8

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
             (dollars in thousands except per share amounts)
                              (unaudited)

                                                   Three Months
                                                  Ended April 30,
                                                -------------------
                                                  1995       1994
                                                --------   --------
Net sales                                       $815,598   $762,062

Costs and expenses:
  Cost of sales and related buying
    and occupancy                                553,753    510,135
  Selling, general and administrative            239,771    214,864
  Interest, net                                    7,673      7,942
  Service charge income and other, net           (31,276)   (23,652)
                                                --------   --------
  Total costs and expenses                       769,921    709,289
                                                --------   --------

Earnings before income taxes                      45,677     52,773
Income taxes                                      18,000     20,800
                                                --------   --------
Net earnings                                    $ 27,677   $ 31,973
                                                ========   ========
Net earnings per average share of
  common stock                                  $    .34   $    .39
                                                ========   ========
Cash dividends paid per share of
  common stock outstanding                      $   .125   $   .085
                                                ========   ========


These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and in the Nordstrom 1994 Annual Report to Shareholders.













                                 3 of 8

                     NORDSTROM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)
                               (unaudited)

                                      April 30,   January 31,   April 30,
                                        1995         1995         1994
                                     ----------   ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents          $   68,744   $   32,497   $  101,654
  Accounts receivable, net              666,901      675,891      530,673
  Merchandise inventories               692,652      627,930      621,962
  Prepaid income taxes and other         59,952       61,395       52,007
                                     ----------   ----------   ----------
  Total current assets                1,488,249    1,397,713    1,306,296
Property, buildings and
  equipment, net                      1,001,288      984,195      862,073
Other assets                             15,073       14,875       20,810
                                     ----------   ----------   ----------
                                     $2,504,610   $2,396,783   $2,189,179
                                     ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                      $  158,582   $   87,388   $   52,146
  Accounts payable                      306,045      273,084      279,550
  Accrued salaries, wages
    and taxes                           132,863      190,501      120,470
  Accrued expenses                       44,105       40,990       34,512
  Accrued income taxes                   17,736       22,524       22,042
  Current portion
    of long-term debt                    65,967       75,967      112,164
                                     ----------   ----------   ----------
  Total current liabilities             725,298      690,454      620,884
Long-term debt                          339,768      297,943      326,182
Deferred income taxes and other          77,669       64,586       49,326
Shareholders' equity:
  Common stock, without par value:
    250,000,000 shares authorized;
    82,274,034, 82,244,098 and
    82,099,115 shares issued
    and outstanding                     164,012      163,334      158,660
  Retained earnings                   1,197,863    1,180,466    1,034,127
                                     ----------   ----------   ----------
  Total shareholders' equity          1,361,875    1,343,800    1,192,787
                                     ----------   ----------   ----------
                                     $2,504,610   $2,396,783   $2,189,179
                                     ==========   ==========   ==========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and in the Nordstrom 1994 Annual Report to Shareholders.

                                  4 of 8

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)
                               (unaudited)

                                                   Three Months
                                                  Ended April 30,
                                                ------------------
                                                  1995      1994
                                                --------  --------
OPERATING ACTIVITIES:
  Net earnings                                  $ 27,677  $ 31,973
  Adjustments to reconcile net earnings
    to net cash (used in) provided by
    operating activities:
      Depreciation and amortization               29,577    24,862
      Change in:
        Accounts receivable, net                   8,990    55,768
        Merchandise inventories                  (64,722)  (36,360)
        Prepaid income taxes and other             1,443      (358)
        Accounts payable                          32,961    15,495
        Accrued salaries, wages and taxes        (57,638)  (36,477)
        Accrued expenses                           3,115    (1,482)
        Income tax liabilities and other          (6,253)   (3,702)
                                                --------  --------
Net cash (used in) provided by operating
  activities                                     (24,850)   49,719
                                                --------  --------
INVESTING ACTIVITIES:
  Additions to property, buildings
    and equipment, net                           (31,993)  (41,209)
  Other                                             (115)   (3,969)
                                                --------  ---------
Net cash used in investing activities            (32,108)  (45,178)
                                                --------  ---------
FINANCING ACTIVITIES:
  Increase in notes payable                       71,194    11,809
  Proceeds from issuance of long-term debt, net   41,788         -
  Proceeds from issuance of common stock             678     1,286
  Principal payments on long-term debt           (10,175)     (228)
  Cash dividends paid                            (10,280)   (6,976)
                                                --------  --------
Net cash provided by financing activities         93,205     5,891
                                                --------  --------
Net increase in cash and cash equivalents         36,247    10,432

Cash and cash equivalents at
  beginning of period                             32,497    91,222
                                                --------  --------
Cash and cash equivalents at end of period      $ 68,744  $101,654
                                                ========  ========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and in the Nordstrom 1994 Annual Report to Shareholders.

                                 5 of 8

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED APRIL 30, 1995 AND 1994
                          (dollars in thousands)
                                (unaudited)


Note 1:

The consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the "Company") as of April 30, 1995 and 1994, and the related consolidated statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The consolidated financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 1996.

It is not considered necessary to include detailed footnote information as of April 30, 1995 and 1994. The financial information should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Nordstrom 1994 Annual Report to Shareholders.

In the opinion of management, the consolidated financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom, Inc. and subsidiaries as of April 30, 1995 and 1994, and the results of their operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.

Note 2: The summarized combined results of operations of Nordstrom Credit, Inc. and Nordstrom National Credit Bank are as follows:

Three Months Ended April 30,                     1995       1994
                                               -------    -------
    Total revenue                              $29,523    $24,742
    Earnings before income taxes                 8,727     10,285
    Net earnings                                 5,587      6,585







                                 6 of 8

                     NORDSTROM, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Management Discussion and Analysis section of the Nordstrom 1994 Annual Report to Shareholders.

Results of Operations:
- ----------------------
During the first quarter of 1995, sales increased 7.0% when compared with the same quarter in 1994. New unit sales accounted for substantially all of the sales increase, as comparable store sales declined by .2%. The disappointing comparable store sales results reflect the sluggish retail climate prevailing through much of the quarter. The Company remains cautious with respect to sales projections for the remainder of the year.

Cost of sales and related buying and occupancy costs increased as a percentage of sales when compared to the same quarter in 1994. Buying costs increased because of spending on development and implementation of an inventory management system and on development of the Company's own merchandise brands. Occupancy costs also increased during the quarter from new stores and remodeling projects.

Selling, general and administrative expenses increased as a percentage of sales when compared to the same quarter in 1994. Factors that contributed to the increase included expenses incurred in connection with the opening of two new stores and the closing of one full-line store, higher sales promotion costs for the Company's direct sales division, and higher selling costs. These increases were partially offset by a decrease in employee benefit costs.

Service charge income and other, net increased as a percentage of sales when compared to the same quarter in 1994 due primarily to one-time gains on the sale of a closed distribution facility and a full-line store totaling $6.3 million ($.05 per share after income taxes).

Financial Condition:
- --------------------
The Company's working capital at April 30, 1995 increased when compared to the same quarter in 1994 due primarily to increases in accounts receivable and merchandise inventories. The Company's working capital at April 30, 1995 increased when compared to January 31, 1995 due primarily to an increase in merchandise inventories.

Subsequent to April 30, 1995, the Board of Directors of the Company authorized the repurchase of up to $100 million of the Company's outstanding stock. The Company anticipates that additional borrowings will be required to fund the stock repurchase.

During the quarter, the Company opened two new full-line stores in the Woodfield Shopping Center in Schaumburg, Illinois and at The Westchester in White Plains, New York. Construction is progressing as planned on new stores scheduled to open later this year and in 1996.

                                 7 of 8

                     NORDSTROM, INC. AND SUBSIDIARIES




                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
- --------------------------
The Company is not involved in any material pending legal proceedings, other than routine litigation in the ordinary course of business.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  Exhibits
     --------

      (3.2) By-laws of the Registrant, as amended, are filed herein as an Exhibit.

     (27.1)  Financial Data Schedule is filed herein as an Exhibit.

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the quarter for which this report is filed.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NORDSTROM, INC.
                                (Registrant)


                             /s/            John A. Goesling
                             ------------------------------------------
                             John A. Goesling, Executive Vice President
                                             and Treasurer
                            (Principal Financial and Accounting Officer)


Date:  June 2, 1995
- -----------------------



                                 8 of 8

NORDSTROM, INC. AND SUBSIDIARIES

Exhibit Index

Exhibit                                    Method of Filing
- -------                                    ----------------
 3.2  By-laws                              Filed herewith electronically

27.1  Financial Data Schedule              Filed herewith electronically