Form 10-Q
period 1995-07-31
NORDSTROM INC
filed 1995-09-06
CIK 72333

                   SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1995

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


                          YES   X       NO
                              _____        _____

Common stock outstanding as of August 18, 1995: 82,142,147 shares of common stock.












                                 1 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                     --------------------------------
                                 INDEX
                                 -----

                                                                   Page
                                                                  Number
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)

        Consolidated Statements of Earnings
           Three and six months ended
           July 31, 1995 and 1994                                    3

        Consolidated Balance Sheets
           July 31, 1995 and 1994 and
           January 31, 1995                                          4

        Consolidated Statements of Cash Flows
           Six months ended July 31, 1995 and 1994                   5

        Notes to Consolidated Financial Information                  6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     7

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                       8

    Item 6.  Exhibits and Reports on Form 8-K                        8





















                                 2 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
             (dollars in thousands except per share amounts)
                              (unaudited)

                                 Three Months           Six Months
                                Ended July 31,        Ended July 31,
                            --------------------- ---------------------
                               1995       1994       1995       1994
                            ---------- ---------- ---------- ----------
Net sales                   $1,149,239 $1,079,501 $1,964,838 $1,841,563

Costs and expenses:
  Cost of sales and related
    buying and occupancy       779,784    723,660  1,333,518  1,233,795
  Selling, general and
    administrative             299,838    267,596    539,261    482,460
  Interest, net                  9,639      7,206     17,679     15,148
  Service charge income
    and other, net             (29,087)   (23,184)   (60,362)   (46,836)
                            ---------- ---------- ---------- ----------
  Total costs and
    expenses                 1,060,174    975,278  1,830,096  1,684,567
                            ---------- ---------- ---------- ----------

Earnings before
  income taxes                  89,065    104,223    134,742    156,996
Income taxes                    35,200     41,200     53,200     62,000
                            ---------- ---------- ---------- ----------
Net earnings                $   53,865 $   63,023 $   81,542 $   94,996
                            ========== ========== ========== ==========
Net earnings per average
  share of common stock     $      .65 $      .77 $      .99 $     1.16
                            ========== ========== ========== ==========
Cash dividends paid
  per share of common
  stock outstanding         $     .125 $      .10 $      .25 $     .185
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










                                 3 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)
                               (unaudited)

                                    July 31,    January 31,   July 31,
                                      1995         1995         1994
                                   ----------   ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents        $   35,564   $   32,497   $   50,690
  Accounts receivable, net            837,833      675,891      630,085
  Merchandise inventories             696,224      627,930      639,227
  Prepaid income taxes and other       59,721       61,395       51,529
                                   ----------   ----------   ----------
  Total current assets              1,629,342    1,397,713    1,371,531
Property, buildings and
  equipment, net                    1,040,483      984,195      917,066
Other assets                           15,929       14,875       23,653
                                   ----------   ----------   ----------
                                   $2,685,754   $2,396,783   $2,312,250
                                   ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                    $   97,207   $   87,388   $  115,738
  Accounts payable                    369,634      273,084      339,660
  Accrued salaries, wages
    and taxes                         170,493      190,501      156,600
  Accrued expenses                     48,423       40,990       33,230
  Accrued income taxes                 19,669       22,524       22,710
  Current portion
    of long-term debt                  50,997       75,967       36,179
                                   ----------   ----------   ----------
  Total current liabilities           756,423      690,454      704,117
Long-term debt                        439,297      297,943      310,688
Deferred income taxes and other        88,438       64,586       48,676
Shareholders' equity:
  Common stock, without par value:
    250,000,000 shares authorized;
    82,174,647, 82,244,098 and
    82,134,350 shares issued
    and outstanding                   165,158      163,334      159,831
  Retained earnings                 1,236,438    1,180,466    1,088,938
                                   ----------   ----------   ----------
  Total shareholders' equity        1,401,596    1,343,800    1,248,769
                                   ----------   ----------   ----------
                                   $2,685,754   $2,396,783   $2,312,250
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

                                  4 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)
                               (unaudited)

                                                       Six Months
                                                     Ended July 31,
                                                   ------------------
                                                     1995      1994
                                                   --------  --------
OPERATING ACTIVITIES:
  Net earnings                                     $ 81,542  $ 94,996
  Adjustments to reconcile net earnings
    to net cash (used in) provided by
    operating activities:
      Depreciation and amortization                  61,311    50,499
      Change in:
        Accounts receivable, net                   (161,942)  (43,644)
        Merchandise inventories                     (68,294)  (53,625)
        Prepaid income taxes and other                1,674       120
        Accounts payable                             96,550    75,605
        Accrued salaries, wages and taxes           (20,008)     (347)
        Accrued expenses                              7,433    (2,764)
        Income tax liabilities and other             (4,320)   (3,684)
                                                   --------  --------
Net cash (used in) provided by operating
  activities                                         (6,054)  117,156
                                                   --------  --------
INVESTING ACTIVITIES:
  Additions to property, buildings
    and equipment, net                              (92,014) (121,709)
  Other                                                (240)   (6,942)
                                                   --------  --------
Net cash used in investing activities               (92,254) (128,651)
                                                   --------  --------

FINANCING ACTIVITIES:
  Increase in notes payable                           9,819    75,401
  Proceeds from issuance of long-term debt, net     140,919         -
  Principal payments on long-term debt              (25,616)  (91,707)
  Proceeds from issuance of common stock              1,823     2,457
  Cash dividends paid                               (20,566)  (15,188)
  Repurchase of common stock                         (5,004)        -
                                                   --------  --------
Net cash provided by (used in)
  financing activities                              101,375   (29,037)
                                                   --------  --------
Net increase in cash and cash equivalents             3,067   (40,532)

Cash and cash equivalents at
  beginning of period                                32,497    91,222
                                                   --------  --------
Cash and cash equivalents at end of period         $ 35,564  $ 50,690
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

                                 5 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)


Note 1:

The consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the "Company") as of July 31, 1995 and 1994, and the related consolidated statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The consolidated financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 1996.

It is not considered necessary to include detailed footnote information as of July 31, 1995 and 1994. The financial information should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Nordstrom 1994 Annual Report to Shareholders.

In the opinion of management, the consolidated financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom, Inc. and subsidiaries as of July 31, 1995 and 1994, and the results of their operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.

Note 2: The summarized unaudited combined results of operations of Nordstrom Credit, Inc. and Nordstrom National Credit Bank are as follows:

                              Three Months        Six Months
                             Ended July 31,     Ended July 31,
                              1995     1994      1995     1994
                            -------  -------   -------  -------
    Total revenue           $32,315  $24,411   $61,838  $49,153
    Earnings before income
      taxes                   5,749    8,102    14,475   18,387
    Net earnings              3,674    5,162     9,260   11,747








                                 6 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Management Discussion and Analysis section of the Nordstrom 1994 Annual Report to Shareholders.

Results of Operations:
- ----------------------
During the second quarter of 1995, sales increased 6.5% when compared with the same quarter in 1994. For the six-month period, sales increased 6.7% compared to the same period in 1994. New unit sales accounted for substantially all of the sales increase for both the quarter and six-month period, as comparable store sales increased by .4% for the quarter and .1% for the six month period. The comparable store sales results reflect disappointing sales from the Company's anniversary sale in July, as well as a continuing sluggish retail climate. The Company remains cautious with respect to sales projections for the remainder of the year.

Cost of sales and related buying and occupancy costs increased as a percentage of sales for the quarter and the six-month period as compared to the corresponding periods in 1994. Buying costs increased because of spending on development and implementation of an inventory management system, and on development of the Company's own merchandise brands. Occupancy costs also increased during the quarter and the six-month period due to new stores and remodeling projects.

Selling, general and administrative expenses increased as a percentage of sales during the second quarter and for the six-month period as compared to the corresponding periods in 1994. Factors that contributed to the increase included higher selling costs, higher sales promotion costs for the Company's direct sales division, increased promotional and bad debt expenses related to the Company's VISA card program, and spending on the development of a new payroll system. These costs were partially offset by lower employee benefit costs.

Service charge income and other, net increased as a percentage of sales for the second quarter and for the six-month period, as compared to the same periods in 1994. For the six-month period, the increase was due primarily to one-time gains on the sale of a closed distribution facility and a full-line store, totaling $6.3 million ($.05 per share after income taxes). For both the quarter and the six-month period, net revenues resulting from the Company's VISA card program also contributed to the increase.













                                 7 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition:
- --------------------
The Company's working capital at July 31, 1995 increased when compared to July 31, 1994 and January 31, 1995 due primarily to increased investment in accounts receivable and merchandise inventories. During the six months ended July 31, 1995, the Company issued $141 million in medium term notes to fund its expansion and general working capital needs.

In August 1995, the Company opened a full-line store in Millburn, New Jersey and a rack store in Auburn, Washington. Construction is progressing as planned on new stores scheduled to open later this year and in 1996.



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

(b)  Reports on Form 8-K
     -------------------

     The Company filed a Form 8-K, dated June 19, 1995, reporting changes in its top level of management.


















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


Date:  September 5, 1995
- ------------------------



































                                 9 of 9

NORDSTROM, INC. AND SUBSIDIARIES

Exhibit Index

Exhibit                                    Method of Filing
- -------                                    ----------------
27.1  Financial Data Schedule              Filed herewith electronically