Form 10-Q
period 1995-10-31
NORDSTROM INC
filed 1995-12-05
CIK 72333

                   SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1995

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


                          YES   X       NO
                              _____        _____

Common stock outstanding as of November 24, 1995: 81,171,860 shares of common stock.













                                 1 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                     --------------------------------
                                 INDEX
                                 -----

                                                                   Page
                                                                  Number
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)

        Consolidated Statements of Earnings
           Three and nine months ended
           October 31, 1995 and 1994                                 3

        Consolidated Balance Sheets
           October 31, 1995 and 1994 and
           January 31, 1995                                          4

        Consolidated Statements of Cash Flows
           Nine months ended October 31, 1995 and 1994               5

        Notes to Consolidated Financial Information                  6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     7

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                       8

    Item 6.  Exhibits and Reports on Form 8-K                        8





















                                 2 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
             (dollars in thousands except per share amounts)
                              (unaudited)


                                 Three Months           Nine Months
                               Ended October 31,     Ended October 31,
                            --------------------- ---------------------
                               1995       1994       1995       1994
                            ---------- ---------- ---------- ----------
Net sales                   $  906,848 $  861,968 $2,871,685 $2,703,531

Costs and expenses:
  Cost of sales and related
    buying and occupancy       612,284    569,312  1,945,802  1,803,107
  Selling, general and
    administrative             267,552    246,307    806,813    728,767
  Interest, net                 10,849      7,705     28,527     22,853
  Service charge income
    and other, net             (32,379)   (24,435)   (92,741)   (71,271)
                            ---------- ---------- ---------- ----------
  Total costs and
    expenses                   858,306    798,889  2,688,401  2,483,456
                            ---------- ---------- ---------- ----------

Earnings before
  income taxes                  48,542     63,079    183,284    220,075
Income taxes                    19,100     25,000     72,300     87,000
                            ---------- ---------- ---------- ----------
Net earnings                $   29,442 $   38,079 $  110,984 $  133,075
                            ========== ========== ========== ==========
Net earnings per average
  share of common stock     $      .36 $      .46 $     1.35 $     1.62
                            ========== ========== ========== ==========
Cash dividends paid
  per share of common
  stock outstanding         $     .125 $      .10 $     .375 $     .285
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









                                 3 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)
                               (unaudited)

                                   October 31,  January 31,  October 31,
                                      1995         1995         1994
                                   ----------   ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents        $   52,324   $   32,497   $   43,995
  Accounts receivable, net            818,314      675,891      580,408
  Merchandise inventories             877,772      627,930      849,102
  Prepaid income taxes and other       63,644       61,395       52,800
                                   ----------   ----------   ----------
  Total current assets              1,812,054    1,397,713    1,526,305
Property, buildings and
  equipment, net                    1,070,051      984,195      950,489
Other assets                           15,838       14,875       14,324
                                   ----------   ----------   ----------
                                   $2,897,943   $2,396,783   $2,491,118
                                   ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                    $  258,057   $   87,388   $  196,393
  Accounts payable                    429,147      273,084      426,486
  Accrued salaries, wages
    and taxes                         174,233      190,501      161,038
  Accrued expenses                     52,878       40,990       36,583
  Accrued income taxes                  2,746       22,524        3,135
  Current portion
    of long-term debt                  99,997       75,967       36,179
                                   ----------   ----------   ----------
  Total current liabilities         1,017,058      690,454      859,814
Long-term debt                        390,122      297,943      297,960
Deferred income taxes and other       103,558       64,586       53,129
Shareholders' equity:
  Common stock, without par value:
    250,000,000 shares authorized;
    81,319,601, 82,244,098 and
    82,188,686 shares issued
    and outstanding                   166,080      163,334      161,413
  Retained earnings                 1,221,125    1,180,466    1,118,802
                                   ----------   ----------   ----------
  Total shareholders' equity        1,387,205    1,343,800    1,280,215
                                   ----------   ----------   ----------
                                   $2,897,943   $2,396,783   $2,491,118
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


                                  4 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)
                               (unaudited)

                                                       Nine Months
                                                    Ended October 31,
                                                   ------------------
                                                     1995      1994
                                                   --------  --------
OPERATING ACTIVITIES:
  Net earnings                                     $110,984  $133,075
  Adjustments to reconcile net earnings
    to net cash (used in) provided by
    operating activities:
      Depreciation and amortization                  96,468    78,901
      Change in:
        Accounts receivable, net                   (142,423)    6,033
        Merchandise inventories                    (249,842) (263,500)
        Prepaid income taxes and other               (2,249)   (1,151)
        Accounts payable                            156,063   162,431
        Accrued salaries, wages and taxes           (16,268)    4,091
        Accrued expenses                             11,888       589
        Income tax liabilities and other            (26,013)  (18,806)
                                                   --------  --------
Net cash (used in) provided by operating
  activities                                        (61,392)  101,663
                                                   --------  --------
INVESTING ACTIVITIES:
  Additions to property, buildings
    and equipment, net                             (136,693) (183,432)
  Other                                                (248)    2,285
                                                   --------  --------
Net cash used in investing activities              (136,941) (181,147)
                                                   --------  --------

FINANCING ACTIVITIES:
  Increase in notes payable                         170,669   156,056
  Proceeds from issuance of long-term debt, net     140,861         -
  Principal payments on long-term debt              (25,791) (104,435)
  Proceeds from issuance of common stock              2,746     4,039
  Cash dividends paid                               (30,848)  (23,403)
  Purchase and retirement of common stock           (39,477)        -
                                                   --------  --------
Net cash provided by financing activities           218,160    32,257
                                                   --------  --------
Net increase (decrease) in cash
  and cash equivalents                               19,827   (47,227)

Cash and cash equivalents at
  beginning of period                                32,497    91,222
                                                   --------  --------
Cash and cash equivalents at end of period         $ 52,324  $ 43,995
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

                                 5 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)


Note 1:

The consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the "Company") as of October 31, 1995 and 1994, and the related consolidated statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The consolidated financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 1996.

It is not considered necessary to include detailed footnote information as of October 31, 1995 and 1994. The financial information should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Nordstrom 1994 Annual Report to Shareholders.

In the opinion of management, the consolidated financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom, Inc. and subsidiaries as of October 31, 1995 and 1994, and the results of their operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.

Note 2: The summarized unaudited combined results of operations of Nordstrom Credit, Inc. and Nordstrom National Credit Bank are as follows:

                               Three Months          Nine Months
                             Ended October 31,     Ended October 31,
                              1995     1994         1995     1994
                            -------- --------     -------- --------
    Total revenue           $36,338   $26,745     $98,176   $75,898
    Earnings before income
      taxes                  12,589     9,085      27,064    27,472
    Net earnings              8,004     5,755      17,264    17,502










                                 6 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Management Discussion and Analysis section of the Nordstrom 1994 Annual Report to Shareholders.

Results of Operations:
----------------------
During the third quarter of 1995, sales increased 5.2% when compared with the same quarter in 1994. For the nine-month period, sales increased 6.2% compared to the same period in 1994. These sales increases were attributable entirely to new units as comparable store sales decreased by 2.0% for the quarter and .6% for the nine-month period. The disappointing comparable store sales results reflect a continuing sluggish retail climate for apparel sales. The Company remains cautious with respect to sales projections for the remainder of the year.

Cost of sales and related buying and occupancy costs increased as a percentage of sales for the quarter and the nine-month period as compared to the corresponding periods in 1994 due primarily to higher occupancy costs resulting from new stores and remodeling projects. Buying costs also increased during the quarter and the nine-month period because of spending on development and implementation of an inventory management system, and on development of the Company's own merchandise brands.

Selling, general and administrative expenses increased as a percentage of sales during the quarter and the nine-month period as compared to the corresponding periods in 1994. Factors that contributed to the increase included higher selling costs, higher sales promotion costs for the Company's direct sales division, increased bad debt and promotional expenses related to the Company's VISA card program, and spending on the development of a new payroll system. These costs were partially offset by lower employee benefit costs.

Service charge income and other, net increased as a percentage of sales for the third quarter and for the nine-month period, as compared to the same periods in 1994, primarily due to net revenues resulting from the Company's VISA card program which commenced in May, 1994. For the nine-month period, one-time gains on the sale of a closed distribution facility and a full-line store, totaling $6.3 million ($.05 per share after income taxes) also contributed to the increase.















                                 7 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition:
--------------------
The Company's working capital at October 31, 1995 increased when compared to October 31, 1994 and January 31, 1995 due primarily to increased investment in accounts receivable and merchandise inventories. During the nine-months ended October 31, 1995, the Company issued $141 million in medium term notes to fund its expansion and general working capital needs.

During the third quarter the Company opened two new full-line stores in The Mall at Short Hills in Millburn, New Jersey and Circle Centre Mall in Indianopolis, Indiana and a rack store in the Supermall of the Great Northwest in Auburn, Washington. This completes the store opening schedule for the year. Construction is progressing as planned on new stores scheduled to open in 1996.



                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings


--------------------------
The Company is not involved in any material pending legal proceedings, other than routine litigation in the ordinary course of business.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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


Date:  December 5, 1995
-----------------------




































                                 9 of 9

NORDSTROM, INC. AND SUBSIDIARIES

Exhibit Index

Exhibit                                    Method of Filing
-------                                    ----------------
27.1  Financial Data Schedule              Filed herewith electronically