Form 10-K
period 1996-01-31
NORDSTROM INC
filed 1996-03-29
CIK 72333

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended January 31, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/






                                    1 of 14

On March 19, 1996, 81,294,822 shares of common stock were outstanding, and the aggregate market value of those shares (based upon the closing price as reported by NASDAQ) held by non-affiliates was approximately $2.5 billion.


                   Documents Incorporated by Reference:
Portions of Nordstrom, Inc. 1995 Annual Report to Shareholders
    (Parts I, II and IV)
Portions of Proxy Statement for 1996 Annual Meeting of Shareholders
    (Part III)

















































                                    2 of 14

                                 PART I

Item 1.  Business.
------------------

Nordstrom, Inc. (the "Company") was incorporated in the State of Washington in 1946 as successor to a retail shoe business started in 1901. As of January 31, 1996, the Company operates 58 large specialty stores in Alaska, California, Illinois, Indiana, Maryland, Minnesota, New Jersey, New York, Oregon, Utah, Virginia, and Washington, selling a wide selection of apparel, shoes and accessories for women, men and children.

The Company also operates eighteen stores under the name "Nordstrom Rack" and one clearance store which serve as outlets for clearance merchandise from the Company's large specialty stores. The Racks also purchase merchandise directly from manufacturers. The Racks are located in California, Illinois, Maryland, Oregon, Pennsylvania, Utah, Virginia, and Washington.

The Company also operates a men's specialty store in New York and leased shoe departments in twelve department stores in Hawaii and Guam. In addition, the Company operates a Direct Sales Division which commenced operations in January 1994 with the mailing of its first catalog.

In March 1996, the Company opened two new large specialty stores in King of Prussia, Pennsylvania and Dallas, Texas, and will open a Rack in Northbrook, Illinois in April, and two additional stores in Troy, Michigan and Denver, Colorado, in August to complete the Company's planned new store opening schedule for 1996. In 1997, three large specialty stores are planned to open in Long Island, New York; West Hartford, Connecticut and Beachwood, Ohio, and a Rack is planned to open in Bellevue, Washington.

The Company regularly employs on a full or part-time basis an average of approximately 37,000 employees. Due to the seasonal nature of the Company's business, the number increased to approximately 43,500 employees in July for the Company's anniversary sale, and in December for the Christmas selling season.

The Company's business is highly competitive. Its stores compete with other national, regional and local retail establishments within its operating areas which carry similar lines of merchandise, including department stores, specialty stores, boutiques and mail order businesses. The Company believes the principal methods of competing in its industry include customer service, value, fashion, advertising, store location and depth of selection.

Certain other information required under Item 1 is contained within the following sections of the Company's 1995 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

           Management Discussion and Analysis
           Note 1 in Notes to Consolidated Financial Statements
           Note 12 in Notes to Consolidated Financial Statements
           Retail Store Facilities






                                    3 of 14

Executive Officers of the Registrant
------------------------------------

                                               Officer
       Name          Age      Title             Since      Family Relationship
-------------------- ---  -----------------    -------     -------------------
Jammie Baugh         42   Executive Vice        1990              None
                           President

Gail A. Cottle       44   Executive Vice        1985              None
                           President

Joseph V. Demarte    44   Vice President        1990              None

John A. Goesling     50   Executive Vice        1980              None
                           President and Treasurer

Jack F. Irving       51   Executive Vice        1980              None
                           President

Raymond A. Johnson   54   Co-Chairman of the    1976              None
                           Board of Directors

Blake W. Nordstrom   35   Co-President          1991    Brother of Erik B. and
                                                          Peter E. Nordstrom

Erik B. Nordstrom    32   Co-President          1995   Brother of Blake W. and
                                                         Peter E. Nordstrom

J. Daniel Nordstrom  33   Co-President          1995    Brother of William E.
                                                              Nordstrom

James A. Nordstrom   34   Co-President          1991   Cousin of J. Daniel and
                                                         William E. Nordstrom

Peter E. Nordstrom   33   Co-President          1995   Brother of Blake W. and
                                                          Erik B. Nordstrom

William E. Nordstrom 32   Co-President          1995     Brother of J. Daniel
                                                              Nordstrom

Cynthia C. Paur      45   Executive Vice        1983              None
                           President

John C. Walgamott    50   President of          1991              None
                           Nordstrom Credit, Inc.
                           and Nordstrom National
                           Credit Bank

John J. Whitacre     43   Co-Chairman of the    1989              None
                           Board of Directors

All of the above people that have not been officers for the past five years have been full-time employees of the Company during that period. The officers are re-elected annually by the Board of Directors following each year's Annual Meeting. Each officer is elected for a term of one year and until a successor is elected and qualifies.

                                    4 of 14

Item 2.  Properties.
--------------------

The following table summarizes at January 31, 1996 the number of stores owned or operated by the Company and the percentage of total store area represented by each listed category:
                                     Number of     % of total store
                                      stores        square footage
                                     ---------     ----------------
         Owned Stores                   20                26%
         Leased Stores                  29                20
         Owned on leased land           26                49
         Partly owned & partly leased    3                 5
                                     ---------     ----------------
                                        78               100%
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

Certain other information required under this item is included in the following sections of the Company's 1995 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

           Note 6 in Notes to Consolidated Financial Statements
           Retail Store Facilities


Item 3.  Legal Proceedings.
---------------------------

The Company is not involved in any material pending legal proceedings, other than routine litigation in the ordinary course of business.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
         None













                                    5 of 14

                                PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.
----------------------------------------------------------------------

The Company's Common Stock, without par value, is traded in the over-the-counter market and is quoted daily by NASDAQ. The approximate number of holders of Common Stock as of March 19, 1996 was 72,600.

Certain other information required under this Item with respect to stock prices and dividends is included in the following sections of the Company's 1995 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

           Financial Highlights
           Stock Trading
           Consolidated Statements of Shareholders' Equity
           Note 8 in Notes to Consolidated Financial Statements
           Note 13 in Notes to Consolidated Financial Statements


Item 6.  Selected Financial Data.
---------------------------------

The information required under this item is included in the following section of the Company's 1995 Annual Report to Shareholders, which section is incorporated by reference herein from Exhibit 13.1 of this report:

           Ten-Year Statistical Summary


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------------------------------------------------------------------------

The information required under this item is included in the following section of the Company's 1995 Annual Report to Shareholders, which section is incorporated by reference herein from Exhibit 13.1 of this report:

           Management Discussion and Analysis


Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

The information required under this item is included in the following sections of the Company's 1995 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

           Consolidated Statements of Earnings
           Consolidated Balance Sheets
           Consolidated Statements of Shareholders' Equity
           Consolidated Statements of Cash Flows
           Notes to Consolidated Financial Statements
           Independent Auditors' Report


                                    6 of 14

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------
         None


                                PART III

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

The information required under this item with respect to the Company's Directors and compliance with Section 16(a) of the Exchange Act is included in the following sections of the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

           Election of Directors
           Compliance with Section 16(a) of the Exchange Act of 1934

The information required under this item with respect to the Company's Executive Officers is incorporated by reference from Part I, Item 1 of this report under "Executive Officers of the Registrant".


Item 11. Executive Compensation.
--------------------------------

The information required under this item is included in the following sections of the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

           Compensation of Executive Officers in the Year Ended
              January 31, 1996
           Compensation and Stock Option Committee Report on Fiscal Year
              1995 Executive Compensation
           Stock Price Performance
           Compensation of Directors
           Compensation Committee Interlocks and Insider Participation

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The information required under this item is included in the following section of the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders, which section is incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

           Principal Shareholders








                                    7 of 14

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

The information required under this item is included in the following sections of the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

         Election of Directors
         Compensation Committee Interlocks and Insider Participation


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

(a)2.    Financial Statement Schedules
         -----------------------------

                                                                    Page
                                                                    ----
         Independent Auditors' Consent and Report on Schedule        13
         II - Valuation and Qualifying Accounts                      14

         Other schedules for which provision is made in Regulation S-X are not required, are inapplicable, or the information is included in the Company's 1995 Annual Report to Shareholders as incorporated by reference herein from Exhibit 13.1 of this report.
















                                    8 of 14

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

      (4.2) Trustee Resignation of First Interstate Bank of Washington, N.A.
            dated March 13, 1995 is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1995,
            Exhibit 4.2.

      (4.3) Trustee Acceptance of First Interstate Bank of Denver, N.A. dated
            March 13, 1995 is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1995,
            Exhibit 4.3.

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

     (10.4) The Nordstrom Supplemental Retirement Plan is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1993, Exhibit 10.3.


                                    9 of 14

      --------------------

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

     (13.1) The Company's 1995 Annual Report to Shareholders is filed herein as an Exhibit.

     (21.1) List of the Registrant's Subsidiaries is filed herein as an Exhibit.

     (23.1) Independent Auditors' Consent and Report on Schedule is on page 13 of this report.

     (27.1) Financial Data Schedule is filed herein as an Exhibit.

      All other exhibits are omitted because they are not applicable, not required, or because the required information is included in the Company's 1995 Annual Report to Shareholders.

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


      NORDSTROM, INC.
         (Registrant)

                             /s/                       John A. Goesling
Date   March 29, 1996     by __________________________________________
     ____________________                              John A. Goesling
                                 Executive Vice President and Treasurer
                            (Principal Accounting and Financial Officer)






                                    10 of 14

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Principal Accounting and
Financial Officer:

/s/            John A. Goesling
_______________________________
               John A. Goesling
       Executive Vice President
                  and Treasurer

Co-Presidents:

/s/          Blake W. Nordstrom        /s/           James A. Nordstrom
_______________________________        ________________________________
             Blake W. Nordstrom                      James A. Nordstrom
                   Co-President                            Co-President

/s/           Erik B. Nordstrom        /s/           Peter E. Nordstrom
_______________________________        ________________________________
              Erik B. Nordstrom                      Peter E. Nordstrom
                   Co-President                            Co-President

/s/         J. Daniel Nordstrom        /s/         William E. Nordstrom
_______________________________        ________________________________
            J. Daniel Nordstrom                    William E. Nordstrom
                   Co-President                            Co-President

Directors:

/s/            Philip M. Condit        /s/           Bruce A. Nordstrom
_______________________________        ________________________________
               Philip M. Condit                      Bruce A. Nordstrom
                       Director                                Director

/s/          D. Wayne Gittinger        /s/            John N. Nordstrom
_______________________________        ________________________________
             D. Wayne Gittinger                       John N. Nordstrom
                       Director                                Director

/s/            John F. Harrigan        /s/        Alfred E. Osborne Jr.
_______________________________        ________________________________
               John F. Harrigan                   Alfred E. Osborne Jr.
                       Director                                Director

/s/          Raymond A. Johnson        /s/       William D. Ruckelshaus
_______________________________        ________________________________
             Raymond A. Johnson                  William D. Ruckelshaus
       Co-Chairman and Director                                Director

/s/            Charles A. Lynch       /s/   Elizabeth Crownhart Vaughan
_______________________________       _________________________________
               Charles A. Lynch             Elizabeth Crownhart Vaughan
                       Director                                Director



                                    11 of 14

/s/           Ann D. McLaughlin        /s/             John J. Whitacre
_______________________________        ________________________________
              Ann D. McLaughlin                        John J. Whitacre
                       Director                Co-Chairman and Director

/s/            John A. McMillan
_______________________________
               John A. McMillan
                       Director

Principal Executive Officers:

/s/          Raymond A. Johnson        /s/             John J. Whitacre
_______________________________        ________________________________
             Raymond A. Johnson                        John J. Whitacre
       Co-Chairman and Director                Co-Chairman and Director









Date             March 29, 1996
    ___________________________





























                                    12 of 14

                               Exhibit 23.1

            INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULE



Shareholders and Board of Directors
Nordstrom, Inc.

We consent to the incorporation by reference in Registration Statements Nos. 33-18321 and 2-81695 of Nordstrom, Inc. on Form S-8 of our reports dated March 8, 1996 appearing in and incorporated by reference in this Annual Report on Form 10-K of Nordstrom, Inc. and subsidiaries for the year ended January 31, 1996.

We have audited the consolidated financial statements of Nordstrom, Inc. and subsidiaries as of January 31, 1996 and 1995, and for each of the three years in the period ended January 31, 1996, and have issued our report thereon dated March 8, 1996; such financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Nordstrom, Inc. and subsidiaries, listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
March 29, 1996
Seattle, Washington


























                                    13 of 14

                     NORDSTROM, INC. AND SUBSIDIARIES

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                         (Dollars in thousands)

       Column A             Column B     Column C      Column D    Column E
      ----------           ----------   ----------   ----------   ---------

                                        Additions    Deductions
                                        ----------   ----------
                                                      Account
                           Balance at   Charged to   write-offs    Balance
                           beginning    costs and      net of     at end of
Description                of period    expenses     recoveries    period
-----------                ----------   ----------   ----------   ---------
Allowance for doubtful accounts:

Year ended:

  January 31, 1994            $23,969      $25,713      $26,537     $23,145

  January 31, 1995            $23,145      $20,219      $20,406     $22,958

  January 31, 1996            $22,958      $39,589      $33,154     $29,393































                                    14 of 14

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

 3.2  By-laws, as amended                        Filed herewith electronically

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

 4.2  Trustee Resignation of First Interstate    Incorporated by reference
        Bank of Washington, N.A. dated March 13,   from the Registrant's Form
        1995                                       10-K for the year ended
                                                   January 31, 1995,
                                                   Exhibit 4.2.

 4.3  Trustee Acceptance of First Interstate     Incorporated by reference
        Bank of Denver, N.A. dated March 13,       from the Registrant's Form
        1995                                       10-K for the year ended
                                                   January 31, 1995,
                                                   Exhibit 4.3.

10.1  Operating Agreement dated August 30, 1991  Incorporated by reference
        between Nordstrom Credit, Inc. and         from the Nordstrom Credit,
        Nordstrom National Credit Bank             Inc. Quarterly Report on
                                                   Form 10-Q (SEC File No.
                                                   0-12994) for the quarter
                                                   ended July 31, 1991,
                                                   Exhibit 10.1, as amended.

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

10.3  1987 Nordstrom Stock Option Plan           Incorporated by reference
                                                   from the Registrant's Proxy
                                                   Statement for the 1987
                                                   Annual Meeting of
                                                   Shareholders.

Exhibit Index (continued)


10.4  Nordstrom Supplemental Retirement Plan     Incorporated by reference
                                                   from the Registrant's Form
                                                   10-K for the year ended
                                                   January 31, 1993, Exhibit
                                                   10.3.

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

13.1  1995 Annual Report to Shareholders         Filed herewith electronically

21.1  Subsidiaries of the Registrant             Filed herewith electronically

23.1  Independent Auditors' Consent
        and Report on Schedule                   Filed herewith electronically

27.1  Financial Data Schedule                    Filed herewith electronically



