Form 10-Q
period 1996-04-30
NORDSTROM INC
filed 1996-06-11
CIK 72333

                   SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1996

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


                          YES   X       NO
                              _____        _____

Common stock outstanding as of May 27, 1996: 81,363,043 shares of common stock.











                                 1 of 8

                     NORDSTROM, INC. AND SUBSIDIARIES
                     --------------------------------
                                 INDEX
                                 -----

                                                                   Page
                                                                  Number
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)

        Consolidated Statements of Earnings
           Three months ended April 30, 1996
           and 1995                                                  3

        Consolidated Balance Sheets
           April 30, 1996 and 1995 and
           January 31, 1996                                          4

        Consolidated Statements of Cash Flows
           Three months ended April 30, 1996
           and 1995                                                  5

        Notes to Consolidated Financial Statements                   6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     7

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                       8

    Item 6.  Exhibits and Reports on Form 8-K                        8






















                                 2 of 8

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
             (dollars in thousands except per share amounts)
                              (unaudited)

                                                   Three Months
                                                  Ended April 30,
                                                -------------------
                                                  1996       1995
                                                --------   --------
Net sales                                       $905,962   $815,598

Costs and expenses:
  Cost of sales and related buying
    and occupancy                                617,112    553,753
  Selling, general and administrative            268,787    239,771
  Interest, net                                    9,394      7,673
  Service charge income and other, net           (34,580)   (31,276)
                                                --------   --------
  Total costs and expenses                       860,713    769,921
                                                --------   --------

Earnings before income taxes
  and extraordinary item                          45,249     45,677
Income taxes                                      17,900     18,000
                                                --------   --------
Earnings before extraordinary item                27,349     27,677
Extraordinary charge related to the
  early extinguishment of debt, net
  of income taxes of $900                          1,452        ---
                                                --------   --------
Net earnings                                    $ 25,897   $ 27,677
                                                ========   ========
Earnings before extraordinary item
  per average share of common stock
  outstanding                                   $    .34   $    .34
                                                ========   ========
Net earnings per average share of
  common stock outstanding                      $    .32   $    .34
                                                ========   ========
Cash dividends paid per share of
  common stock outstanding                      $   .125   $   .125
                                                ========   ========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and in the Nordstrom 1995 Annual Report to Shareholders.









                                 3 of 8

                     NORDSTROM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)
                               (unaudited)

                                    April 30,   January 31,   April 30,
                                      1996         1996         1995
                                   ----------   ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents        $   33,426   $   24,517   $   68,744
  Accounts receivable, net            864,137      893,927      666,901
  Merchandise inventories             731,647      626,303      692,652
  Prepaid income taxes and other       67,759       68,029       59,952
                                   ----------   ----------   ----------
  Total current assets              1,696,969    1,612,776    1,488,249
Property, buildings and
  equipment, net                    1,109,287    1,103,298    1,001,288
Other assets                           16,943       16,545       15,073
                                   ----------   ----------   ----------
TOTAL ASSETS                       $2,823,199   $2,732,619   $2,504,610
                                   ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                    $  303,423   $  232,501   $  158,582
  Accounts payable                    356,965      277,584      306,045
  Accrued salaries, wages
    and taxes                         141,304      185,540      132,863
  Accrued expenses                     51,487       47,834       44,105
  Accrued income taxes                 18,282       14,644       17,736
  Current portion
    of long-term debt                  74,210       74,210       65,967
                                   ----------   ----------   ----------
  Total current liabilities           945,671      832,313      725,298
Long-term debt                        322,440      365,733      339,768
Deferred lease credits and
  other deferred items                111,121      111,601       77,669
Shareholders' Equity:
  Common stock, without par value:
    250,000,000 shares authorized;
    81,256,947, 81,113,144 and
    82,274,034 shares issued
    and outstanding                   176,596      168,440      164,012
  Retained earnings                 1,267,371    1,254,532    1,197,863
                                   ----------   ----------   ----------
  Total shareholders' equity        1,443,967    1,422,972    1,361,875
                                   ----------   ----------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                           $2,823,199   $2,732,619   $2,504,610
                                   ==========   ==========   ==========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and in the Nordstrom 1995 Annual Report to Shareholders.

                                  4 of 8

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)
                               (unaudited)

                                                    Three Months
                                                   Ended April 30,
                                                ---------------------
                                                  1996         1995
                                                --------     --------
OPERATING ACTIVITIES:
  Earnings before extraordinary item            $ 27,349     $ 27,677
  Adjustments to reconcile earnings
    to net cash provided by (used in)
    operating activities:
  Extraordinary charge related to the
    early extinguishment of debt, net
    of income taxes of $900                       (1,452)         ---
  Depreciation and amortization                   38,080       29,577
      Change in:
        Accounts receivable, net                  29,790        8,990
        Merchandise inventories                 (105,344)     (64,722)
        Prepaid income taxes and other               270        1,443
        Accounts payable                          79,381       32,961
        Accrued salaries, wages and taxes        (44,236)     (57,638)
        Accrued expenses                           3,653        3,115
        Income tax liabilities and other           1,190       (6,253)
        Deferred lease credits                     1,969       14,548
                                                --------     --------
Net cash provided by (used in) operating
  activities                                      30,650      (10,302)
                                                --------     --------
INVESTING ACTIVITIES:
  Additions to property, buildings
    and equipment, net                           (43,548)     (46,541)
  Other                                             (920)        (115)
                                                --------     --------
Net cash used in investing activities            (44,468)     (46,656)
                                                --------     --------
FINANCING ACTIVITIES:
  Increase in notes payable                       70,922       71,194
  Proceeds from issuance of common stock           8,156          678
  Principal payments on long-term debt           (43,293)     (10,175)
  Cash dividends paid                            (10,141)     (10,280)
  Purchase and retirement of common stock         (2,917)         ---
  Proceeds from issuance of long-term debt, net      ---       41,788
                                                --------     --------
Net cash provided by financing activities         22,727       93,205
                                                --------     --------
Net increase in cash and cash equivalents          8,909       36,247
Cash and cash equivalents at
  beginning of period                             24,517       32,497
                                                --------     --------
Cash and cash equivalents at end of period      $ 33,426     $ 68,744
                                                ========     ========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and in the Nordstrom 1995 Annual Report to Shareholders.

                                 5 of 8

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995
                          (dollars in thousands)
                                (unaudited)


Note 1:

The consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the "Company") as of April 30, 1996 and 1995, and the related consolidated statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The consolidated financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 1997.

It is not considered necessary to include detailed footnote information as of April 30, 1996 and 1995. The financial information should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Nordstrom 1995 Annual Report to Shareholders.

In the opinion of management, the consolidated financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom, Inc. and subsidiaries as of April 30, 1996 and 1995, and the results of their operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.

Certain reclassifications of prior year balances have been made for consistent presentation.

Note 2:

During the first quarter of 1996, the Company elected to prepay $43,100 of Nordstrom Credit, Inc. 9.375% sinking debentures in order to take advantage of lower short-term interest rates. This resulted in an extraordinary charge of $1,452, net of applicable income taxes of $900 ($0.02 per share).

Note 3: The summarized combined results of operations of Nordstrom Credit, Inc. and Nordstrom National Credit Bank are as follows:

Three Months Ended April 30,                     1996       1995
                                               -------    -------
    Total revenue                              $39,212    $29,523
    Earnings before income taxes
      and extraordinary item                    13,531      8,727
    Extraordinary charge related
      to the early extinguishment
      of debt, net of income taxes
      of $900                                    1,452        ---
    Net earnings                                 7,109      5,587

                                 6 of 8

                     NORDSTROM, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Management Discussion and Analysis section of the Nordstrom 1995 Annual Report to Shareholders.

Results of Operations:
- ----------------------
During the first quarter of 1996, sales increased 11.1% when compared with the same quarter in 1995. Sales for comparable stores increased 3.9% during the quarter, with the remainder of the increase coming from new units. Comparable store sales results were the strongest they have been in over a year, most notably in the California market. The Company, however, remains cautious with respect to sales projections for the remainder of the year.

Cost of sales and related buying and occupancy costs increased as a percentage of sales when compared to the same quarter in 1995 due primarily to higher occupancy costs resulting from new stores and remodeling projects.

Selling, general and administrative expenses increased as a percentage of sales when compared to the same quarter in 1995. Factors that contributed to the increase included higher bad debt expenses resulting from growth in the Company's VISA card program as well as an increase in the level of write-offs, and higher sales promotion costs due to accelerating certain promotional activities from the third to the first quarter in 1996. These increases were partially offset by lower distribution costs for the Company's direct sales division and decreased spending on development of a new payroll system which was implemented in early 1996.

Interest expense increased as a percentage of sales when compared to the same quarter in 1995 primarily due to higher levels of debt outstanding during the quarter. The increase was partially offset by a decrease in interest rates.

Service charge income and other, net was affected by two primary factors. Net revenues from the Company's VISA and proprietary card programs increased by 40% compared to the prior year as result of growth in these programs. The impact of this increase was offset by the effect of one-time gains in the prior year on the sale of a closed distribution facility and a full-line store, totalling $6.3 million ($0.05 per share after income taxes).

Certain other information required by this item is included in Note 2 to the financial statements under Part I, Item 1, which note is incorporated herein by reference.

Financial Condition:
- --------------------

During the quarter, the Company opened two new full-line stores in the King of Prussia Plaza in King of Prussia, Pennsylvania and at the Dallas Galleria in Dallas, Texas, and opened a clearance store in the Village Square of Northbrook in Northbrook, Illinois. Construction is progressing as planned on new stores scheduled to open later this year and in 1997.

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


Date:  June 10, 1996
- --------------------









                                 8 of 8

NORDSTROM, INC. AND SUBSIDIARIES

Exhibit Index

Exhibit                                    Method of Filing
- -------                                    ----------------
27.1  Financial Data Schedule              Filed herewith electronically