Form 10-Q
period 1996-07-31
NORDSTROM INC
filed 1996-09-05
CIK 72333

                   SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1996

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


                          YES   X       NO
                              _____        _____

Common stock outstanding as of August 26, 1996: 81,132,088 shares of common stock.













                                 1 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                     --------------------------------
                                 INDEX
                                 -----

                                                                   Page
                                                                  Number
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)

        Consolidated Statements of Earnings
           Three and six months ended
           July 31, 1996 and 1995                                    3

        Consolidated Balance Sheets
           July 31, 1996 and 1995 and
           January 31, 1996                                          4

        Consolidated Statements of Cash Flows
           Six months ended July 31, 1996 and 1995                   5

        Notes to Consolidated Financial Statements                   6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     7

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                       8

    Item 5.  Other Information                                       9

    Item 6.  Exhibits and Reports on Form 8-K                        9





















                                 2 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
             (dollars in thousands except per share amounts)
                              (unaudited)

                                      Three Months           Six Months
                                     Ended July 31,        Ended July 31,
                                 --------------------- ---------------------
                                    1996       1995       1996       1995
                                 ---------- ---------- ---------- ----------
Net sales                        $1,241,464 $1,149,239 $2,147,426 $1,964,838

Costs and expenses:
  Cost of sales and related
    buying and occupancy            861,888    779,784  1,479,000  1,333,518
  Selling, general and
    administrative                  328,836    299,838    597,623    539,261
  Interest, net                      10,333      9,639     19,727     17,679
  Service charge income
    and other, net                  (33,674)   (29,087)   (68,254)   (60,362)
                                 ---------- ---------- ---------- ----------
  Total costs and
    expenses                      1,167,383  1,060,174  2,028,096  1,830,096
                                 ---------- ---------- ---------- ----------

Earnings before income taxes
  and extraordinary item             74,081     89,065    119,330    134,742
Income taxes                         29,300     35,200     47,200     53,200
                                 ---------- ---------- ---------- ----------
Earnings before
  extraordinary item                 44,781     53,865     72,130     81,542

Extraordinary charge related to
  the early extinguishment of
  debt, net of income taxes
  of $900                                 -          -      1,452          -
                                 ---------- ---------- ---------- ----------
Net earnings                     $   44,781 $   53,865 $   70,678 $   81,542
                                 ========== ========== ========== ==========
Earnings before extraordinary
  item per average share of
  common stock outstanding       $      .55 $      .65 $      .89 $      .99
                                 ========== ========== ========== ==========
Net earnings per average share
  of common stock outstanding    $      .55 $      .65 $      .87 $      .99
                                 ========== ========== ========== ==========
Cash dividends paid per share
  of common stock outstanding    $     .125 $     .125 $      .25 $      .25
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


                                 3 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)
                               (unaudited)

                                    July 31,    January 31,   July 31,
                                      1996         1996         1995
                                   ----------   ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents        $   50,322   $   24,517   $   35,564
  Accounts receivable, net            935,859      893,927      837,833
  Merchandise inventories             756,501      626,303      696,224
  Prepaid income taxes and other       66,324       68,029       59,721
                                   ----------   ----------   ----------
  Total current assets              1,809,006    1,612,776    1,629,342
Property, buildings and
  equipment, net                    1,124,358    1,103,298    1,040,483
Other assets                           16,315       16,545       15,929
                                   ----------   ----------   ----------
TOTAL ASSETS                       $2,949,679   $2,732,619   $2,685,754
                                   ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                    $  295,918   $  232,501   $   97,207
  Accounts payable                    414,393      277,584      369,634
  Accrued salaries, wages
    and taxes                         177,536      185,540      170,493
  Accrued expenses                     50,596       47,834       48,423
  Accrued income taxes                 13,165       14,644       19,669
  Current portion
    of long-term debt                  74,220       74,210       50,997
                                   ----------   ----------   ----------
  Total current liabilities         1,025,828      832,313      756,423
Long-term debt                        321,943      365,733      439,297
Deferred lease credits and
  other deferred items                119,390      111,601       88,438
Shareholders' equity:
  Common stock, without par value:
    250,000,000 shares authorized;
    81,365,397, 81,113,144 and
    82,174,647 shares issued
    and outstanding                   181,668      168,440      165,158
  Retained earnings                 1,300,850    1,254,532    1,236,438
                                   ----------   ----------   ----------
  Total shareholders' equity        1,482,518    1,422,972    1,401,596
                                   ----------   ----------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                           $2,949,679   $2,732,619   $2,685,754
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

                                  4 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)
                               (unaudited)

                                                       Six Months
                                                     Ended July 31,
                                                   ------------------
                                                     1996      1995
                                                   --------  --------
OPERATING ACTIVITIES:
  Earnings before extraordinary item               $ 72,130  $ 81,542
  Adjustments to reconcile net earnings
    to net cash provided by
    operating activities:
  Extraordinary charge related to the
    early extinguishment of debt, net
    of income taxes of $900                          (1,452)        -
  Depreciation and amortization                      76,191    61,311
      Change in:
        Accounts receivable, net                    (41,932) (161,942)
        Merchandise inventories                    (130,198)  (68,294)
        Prepaid income taxes and other                1,705     1,674
        Accounts payable                            136,809    96,550
        Accrued salaries, wages and taxes            (8,004)  (20,008)
        Accrued expenses                              2,762     7,433
        Income tax liabilities and other             (3,651)   (4,320)
        Deferred lease credits                        9,961    25,317
                                                   --------  --------
Net cash provided by operating
  activities                                        114,321    19,263
                                                   --------  --------
INVESTING ACTIVITIES:
  Additions to property, buildings
    and equipment, net                              (96,596) (117,331)
  Other                                                (425)     (240)
                                                   --------  --------
Net cash used in investing activities               (97,021) (117,571)
                                                   --------  --------

FINANCING ACTIVITIES:
  Increase in notes payable                          63,417     9,819
  Proceeds from issuance of common stock             13,228     1,823
  Proceeds from issuance of long-term debt, net           -   140,919
  Principal payments on long-term debt              (43,780)  (25,616)
  Cash dividends paid                               (20,312)  (20,566)
  Purchase and retirement of common stock            (4,048)   (5,004)
                                                   --------  --------
Net cash provided by
  financing activities                                8,505   101,375
                                                   --------  --------
Net increase in cash and cash equivalents            25,805     3,067

Cash and cash equivalents at
  beginning of period                                24,517    32,497
                                                   --------  --------
Cash and cash equivalents at end of period         $ 50,322  $ 35,564
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

                                 5 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)


Note 1:

The consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the "Company") as of July 31, 1996 and 1995, and the related consolidated statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The consolidated financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 1997.

It is not considered necessary to include detailed footnote information as of July 31, 1996 and 1995. The financial information should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Nordstrom 1995 Annual Report to Shareholders.

In the opinion of management, the consolidated financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom, Inc. and subsidiaries as of July 31, 1996 and 1995, and the results of their operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.

Certain reclassifications of prior year balances have been made for consistent presentation.

Note 2:

During the first quarter of 1996, the Company elected to prepay $43,100 of Nordstrom Credit, Inc. 9.375% sinking fund debentures in order to take advantage of lower short-term interest rates. This resulted in an extraordinary charge of $1,452, net of applicable income taxes of $900 ($0.02 per share).

Note 3: The summarized unaudited combined results of operations of Nordstrom Credit, Inc. and Nordstrom National Credit Bank are as follows:

                                     Three Months        Six Months
                                    Ended July 31,     Ended July 31,
                                    1996     1995      1996     1995
                                   -------  -------   -------  -------
    Total revenue                  $39,152  $32,315   $78,364  $61,838
    Earnings before income taxes
      and extraordinary item        10,746    5,749    24,278   14,475
    Extraordinary charge related
      to the early extinguishment
      of debt, net of income taxes
      of $900                            -        -     1,452        -
    Net earnings                     6,746    3,674    13,856    9,260

                                 6 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)

Note 4:

On August 15, 1996, the Company transferred substantially all of its VISA credit card receivables (approximately $203,000) to a trust in exchange for certificates representing undivided interests in the trust. Class A certificates with a market value of $186,600 were sold to a third party, and Class B certificates, which are subordinated to the Class A certificates, were retained by the Company. As a result of these transactions, the Company will recognize a gain of $3,300. Cash flows generated from the receivables in the trust will be allocated to the payment of interest on the Class A and Class B certificates, absorption of credit losses, and payment of servicing fees to the Company. Excess cash flows revert to the Company. The Company owns the remaining undivided interests in the trust not represented by the Class A and Class B certificates, and will continue to service the receivables for the trust.

Pursuant to the terms of operative documents of the trust, in certain events the Company may be required to fund certain amounts pursuant to a recourse obligation for credit losses. Based on current cash flow projections, the Company does not believe any additional funding will be required.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Management Discussion and Analysis section of the Nordstrom 1995 Annual Report to Shareholders.

Results of Operations:
- ----------------------
During the second quarter of 1996, sales increased 8.0% when compared with the same quarter in 1995. For the six-month period, sales increased 9.3% compared to the same period in 1995. Comparable store sales increased by 1.1% for the quarter and 2.3% for the six-month period, with the remainder of the increase coming from new units. Comparable store sales increases softened during the second quarter as a result of slowing consumer demand. The Company remains cautious with respect to sales projections for the remainder of the year.


Cost of sales and related buying and occupancy costs increased as a percentage of sales for the quarter and the six-month period as compared to the corresponding periods in 1995, due primarily to lower merchandise margins resulting from increased markdowns. Markdowns in the second quarter were higher than expected primarily due to a reassessment and realignment of the merchandise mix between various women's apparel departments. Occupancy costs increased as a percentage of sales for the quarter and six-month period due to depreciation related to new stores and remodeling projects.

Selling, general and administrative expenses increased as a percentage of sales during the second quarter and for the six-month period as compared to the corresponding periods in 1995 primarily due to higher bad debt expenses. This resulted from growth in the Company's VISA card program as well as an increase in the general level of bad debt write-offs. Direct selling expenses also increased. These increases were partially offset by lower distribution costs for the Company's direct sales division, decreased spending on development of a new payroll system which was implemented in early 1996, and lower employee benefit costs.

                                 7 of 9

Item. 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


For the quarter and the six-month period, interest expense increased as a percentage of sales when compared to the corresponding period in 1995, due to higher levels of short-term debt outstanding to finance customer accounts receivable. The increase was partially offset by a decrease in interest rates.

Service charge income and other, net increased as a percentage of sales for the second quarter and for the six-month period when compared to the corresponding period in 1995. Net revenues from the Company's VISA and proprietary card programs increased significantly as a result of growth in these programs. The impact of this increase in the six-month period was partially offset by the effect of one-time gains in the prior year on the sale of a closed distribution facility and a full-line store, totaling $6.3 million ($0.05 per share after income taxes).

Financial Condition:
- --------------------
The Company's working capital at July 31, 1996 decreased when compared to July 31, 1995 due primarily to increased levels of short-term debt. In August of 1996, the Company completed a securitization of it's VISA receivables. Net proceeds from the transaction were primarily used to reduce short-term and long-term debt. Certain other information regarding this securitization of receivables is included in Note 4 to the financial statements under Part I,
Item 1. The Company intends to seek additional external capital in the third quarter to fund its general working capital needs.

In August 1996, the Company opened two full-line stores at Somerset Collection North in Troy, Michigan and at Park Meadows Mall in Denver, Colorado. This completes the store opening schedule for 1996. Construction is progressing as planned on the four new stores scheduled to open in 1997.


                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
- --------------------------

Sandy Rios, Clare Romanus and Annette Russell v. Nordstrom, Inc.,
U.S. District Court for the Central District of California, Cause No. CV-96-4927 JSL.
- ---------------------------------------------------------------------
On May 28, 1996, a class action lawsuit was filed in the California Superior Court for the County of Santa Barbara on behalf of three former employees and on behalf of all other similarly situated current and former California employees of the Company. The lawsuit was removed by the Company to the United States District Court for the Central District of California, in Los Angeles. The Plaintiffs allege that the Company's commission compensation system in California violated California labor laws from May 1993 to the present, and claim that the Company improperly decreased its employees' commissions by holding the employees responsible for: (i) merchandise returns that occur after the pay period in which the merchandise was purchased, and
(ii) merchandise returns where the employee had no involvement in the sale. Plaintiffs seek monetary damages for the alleged decreases in commissions, statutory penalties, including up to 30 days' wages for each employee separated from the Company during the class period, injunctive relief, attorneys' fees and punitive damages. The matter has not yet been certified by the Court as a class action, and the Company has denied any liability for the claims. Management believes that the Company has meritorious defenses to these claims, and the Company intends to defend this lawsuit vigorously.

                                 8 of 9

Item 5.  Other Information
- --------------------------
On August 29, 1996, the Company announced the retirement of Co-Chairman Raymond A. Johnson effective September 6, 1996. Mr. Johnson will remain on the Board of Directors of the Company. Co-Chairman John J. Whitacre will continue to serve in the position of Chairman.

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


Date:  September 4, 1996
- ------------------------











                                 9 of 9

NORDSTROM, INC. AND SUBSIDIARIES

Exhibit Index

Exhibit                                    Method of Filing
- -------                                    ----------------
 3.2  By-laws of the Registrant            Filed herewith electronically

27.1  Financial Data Schedule              Filed herewith electronically