Form 10-Q
period 1996-10-31
NORDSTROM INC
filed 1996-12-12
CIK 72333

                   SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1996

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


                          YES   X       NO
                              _____        _____

Common stock outstanding as of November 26, 1996: 80,198,803 shares of common stock.











                                 1 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                     --------------------------------
                                 INDEX
                                 -----

                                                                   Page
                                                                  Number
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)

        Consolidated Statements of Earnings
           Three and nine months ended
           October 31, 1996 and 1995                                 3

        Consolidated Balance Sheets
           October 31, 1996 and 1995 and
           January 31, 1996                                          4

        Consolidated Statements of Cash Flows
           Nine months ended October 31, 1996 and 1995               5

        Notes to Consolidated Financial Statements                   6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     7

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                       9

    Item 6.  Exhibits and Reports on Form 8-K                        9





















                                 2 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
             (dollars in thousands except per share amounts)
                              (unaudited)

                                      Three Months           Nine Months
                                    Ended October 31,     Ended October 31,
                                 --------------------- ---------------------
                                    1996       1995       1996       1995
                                 ---------- ---------- ---------- ----------
Net sales                        $  984,440 $  906,848 $3,131,866 $2,871,685

Costs and expenses:
  Cost of sales and related
    buying and occupancy            665,378    612,284  2,144,378  1,945,802
  Selling, general and
    administrative                  288,644    267,552    886,267    806,813
  Interest, net                       9,151     10,849     31,230     28,527
  Service charge income
    and other, net                  (34,469)   (32,379)  (102,723)   (92,741)
                                 ---------- ---------- ---------- ----------
  Total costs and
    expenses                        928,704    858,306  2,959,152  2,688,401
                                 ---------- ---------- ---------- ----------

Earnings before income taxes         55,736     48,542    172,714    183,284
Income taxes                         21,700     19,100     68,000     72,300
                                 ---------- ---------- ---------- ----------
Net earnings                     $   34,036 $   29,442 $  104,714 $  110,984
                                 ========== ========== ========== ==========
Net earnings per average share
  of common stock outstanding    $      .42 $      .36 $     1.29 $     1.35
                                 ========== ========== ========== ==========
Cash dividends paid per share
  of common stock outstanding    $     .125 $     .125 $     .375 $     .375
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















                                 3 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)
                               (unaudited)

                                   October 31,  January 31,  October 31,
                                      1996         1996         1995
                                   ----------   ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents        $   11,343   $   24,517   $   52,324
  Accounts receivable, net            690,047      893,927      818,314
  Merchandise inventories             976,488      626,303      877,772
  Prepaid income taxes and other       67,755       68,029       63,644
                                   ----------   ----------   ----------
  Total current assets              1,745,633    1,612,776    1,812,054
Property, buildings and
  equipment, net                    1,131,913    1,103,298    1,070,051
Other assets                           16,875       16,545       15,838
                                   ----------   ----------   ----------
TOTAL ASSETS                       $2,894,421   $2,732,619   $2,897,943
                                   ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                    $  190,890   $  232,501   $  258,057
  Accounts payable                    473,843      277,584      429,147
  Accrued salaries, wages
    and taxes                         180,971      185,540      174,233
  Accrued expenses                     49,642       47,834       52,878
  Accrued income taxes                  6,662       14,644        2,746
  Current portion
    of long-term debt                  25,220       74,210       99,997
                                   ----------   ----------   ----------
  Total current liabilities           927,228      832,313    1,017,058
Long-term debt                        379,750      365,733      390,122
Deferred lease credits and
  other deferred items                125,893      111,601      103,558
Shareholders' equity:
  Common stock, without par value:
    250,000,000 shares authorized;
    81,182,651, 81,113,144 and
    81,319,601 shares issued
    and outstanding                   182,662      168,440      166,080
  Retained earnings                 1,278,888    1,254,532    1,221,125
                                   ----------   ----------   ----------
  Total shareholders' equity        1,461,550    1,422,972    1,387,205
                                   ----------   ----------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                           $2,894,421   $2,732,619   $2,897,943
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

                                  4 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)
                               (unaudited)

                                                       Nine Months
                                                    Ended October 31,
                                                   ------------------
                                                     1996      1995
                                                   --------  --------
OPERATING ACTIVITIES:
  Net earnings                                     $104,714  $110,984
  Adjustments to reconcile net earnings
    to net cash provided by (used in)
    operating activities:
  Depreciation and amortization                     116,878    96,468
      Change in:
        Accounts receivable, net                     17,280  (142,423)
        Merchandise inventories                    (350,185) (249,842)
        Prepaid income taxes and other                  274    (2,249)
        Accounts payable                            196,259   156,063
        Accrued salaries, wages and taxes            (4,569)  (16,268)
        Accrued expenses                              1,808    11,888
        Income tax liabilities                      (16,304)  (26,013)
        Deferred lease credits                       22,614    45,207
                                                   --------  --------
Net cash provided by (used in) operating
  activities                                         88,769   (16,185)
                                                   --------  --------
INVESTING ACTIVITIES:
  Additions to property, buildings
    and equipment, net                             (144,672) (181,900)
  Other                                                (910)     (248)
                                                   --------  --------
Net cash used in investing activities              (145,582) (182,148)
                                                   --------  --------
FINANCING ACTIVITIES:
  Proceeds from accounts receivable
    securitization                                  186,600       ---
  (Decrease) increase in notes payable              (41,611)  170,669
  Proceeds from issuance of long-term debt           57,759   140,861
  Principal payments on long-term debt              (92,973)  (25,791)
  Proceeds from issuance of common stock             14,222     2,746
  Cash dividends paid                               (30,447)  (30,848)
  Purchase and retirement of common stock           (49,911)  (39,477)
                                                   --------  --------
Net cash provided by
  financing activities                               43,639   218,160
                                                   --------  --------
Net (decrease) increase in
  cash and cash equivalents                         (13,174)   19,827
Cash and cash equivalents at
  beginning of period                                24,517    32,497
                                                   --------  --------
Cash and cash equivalents at end of period         $ 11,343  $ 52,324
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

                                 5 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)

Note 1:

The consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the "Company") as of October 31, 1996 and 1995, and the related consolidated statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The consolidated financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 1997.

It is not considered necessary to include detailed footnote information as of October 31, 1996 and 1995. The financial information should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Nordstrom 1995 Annual Report to Shareholders.

In the opinion of management, the consolidated financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom, Inc. and subsidiaries as of October 31, 1996 and 1995, and the results of their operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.

Certain reclassifications of prior year balances have been made for consistent presentation.

Note 2: The summarized unaudited combined results of operations of Nordstrom Credit, Inc. and Nordstrom National Credit Bank are as follows:

                                 Three Months          Nine Months
                               Ended October 31,     Ended October 31,
                                1996     1995         1996     1995
                              -------- --------     -------- --------
    Total revenue             $34,780   $36,338    $113,144   $98,176
    Earnings before income
      taxes                    14,663    12,589      36,589    27,064
    Net earnings                9,573     8,004      23,429    17,264







                                 6 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)

Note 3:

On August 15, 1996, the Company transferred substantially all of its VISA credit card receivables (approximately $203,000) to a trust in exchange for certificates representing undivided interests in the trust. A Class A certificate with a market value of $186,600 was sold to a third party, and a Class B certificate, which is subordinated to the Class A certificate, was retained by the Company. The Company owns the remaining undivided interests in the trust not represented by the Class A and Class B certificates (the "Seller's Interest"). These transactions had no significant impact on the Company's earnings in the quarter ended October 31, 1996.

Cash flows generated from the receivables in the trust are, to the extent allocable to the investors, applied to the payment of interest on the Class A and Class B certificates, absorption of credit losses, and payment of servicing fees to the Company, which will continue to service the receivables for the trust. Excess cash flows revert to the Company. The Company's investment in the Class B certificate and the Seller's Interest totals $28,423 at October 31, 1996, and is included in accounts receivable.

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

Results of Operations:
----------------------
During the third quarter of 1996, sales increased 8.6% when compared with the same quarter in 1995. For the nine-month period, sales increased 9.1% compared to the same period in 1995. Sales for comparable stores decreased
 .3% during the quarter and increased 1.5% for the nine-month period, with the remainder of the increase coming from new units. Comparable store sales results continued to soften during the third quarter, and the Company remains cautious with respect to sales projections for the remainder of the year.

Cost of sales and related buying and occupancy costs increased as a percentage of sales for both the quarter and the nine-month period as compared to the corresponding periods in 1995. For the quarter, the increase was due primarily to higher buying costs, as the Company's merchandise margins improved in the quarter as a result of lower markdowns. For the nine-month period, the increase was due to lower merchandise margins which resulted from increased markdowns and a lower markup. Occupancy costs also increased as a percentage of sales for the nine-month period as a result of new stores and remodeling projects.

                                 7 of 9

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Selling, general and administrative expenses decreased as a percentage of sales during the third quarter as compared to the corresponding period in 1995 primarily due to management's efforts to control costs, as well as an acceleration of certain sales promotion expenses from the third to the first quarter in 1996. The decrease was partially offset by higher bad debt expenses resulting from continuing increases in the level of bad debt write-offs. Higher bad debts were also a major factor in the increase in selling, general and administrative expenses as a percentage of sales for the nine-month period as compared to the corresponding period in 1995. Direct selling expenses also increased in the nine-month period. These increases were partially offset by lower distribution costs for the Company's direct sales division and decreased spending on development of a new payroll system which was implemented in early 1996.

For the quarter, interest expense decreased as a percentage of sales when compared to the corresponding period in 1995, primarily due to lower levels of debt outstanding.

Service charge income and other, net decreased as a percentage of sales for the quarter when compared to the corresponding period in 1995 primarily due to a reduction in net revenues from the Company's VISA card program, as a result of the securitization of these receivables in the third quarter. Certain other information regarding this securitization of receivables is included in
Note 3 to the financial statements under Part I, Item 1. The decrease was partially offset by a gain on the sale of equipment totaling $3.1 million ($.02 per share after income taxes). For the nine-month period, service charge income and other, net increased as a percentage of sales when compared to the corresponding period in 1995 primarily due to an increase in net revenues resulting from the growth of the Company's VISA and proprietary credit card programs.

Financial Condition:
--------------------
The Company completed a securitization of its VISA card portfolio on August 15, 1996. Substantially all of the net proceeds from the transaction were used to reduce short-term. Certain other information regarding this securitization of receivables is included in Note 3 to the financial statements under Part I, Item 1. Also during the third quarter, the Company issued $58 million in medium-term notes to replace maturing medium-term notes.

In October 1996, the Company completed its repurchase of $100 million of the Company's outstanding stock as approved by the Board of Directors at the May 1995 meeting. At its regular meeting on November 19, 1996, the Board of Directors of the Company authorized another repurchase of up to $100 million of the Company's outstanding stock.

During the third quarter the Company opened two full-line stores at Somerset Collection North in Troy, Michigan and at Park Meadows Mall in Denver, Colorado. This completes the store opening schedule for 1996. Construction is progressing as planned on the three new stores scheduled to open in 1997.







                                 8 of 9

                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
The Company is not involved in any material pending legal proceedings, other than routine litigation in the ordinary course of business.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
     --------

     (10.1) Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank and Norwest Bank Colorado, National Association is filed in paper format under Form SE.

     (10.2) Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank, Nordstrom Credit, Inc. and Norwest Bank Colorado, National Association is filed in paper format under Form SE.

     (10.3) Transfer and Administration Agreement dated August 14, 1996 between Nordstrom National Credit Bank, Enterprise Funding Corporation and Nationsbank, N.A. is filed in paper format under Form SE.

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


Date:  December 12, 1996
------------------------














                                 9 of 9

NORDSTROM, INC. AND SUBSIDIARIES

Exhibit Index

Exhibit                                       Method of Filing
-------                                       ----------------
10.1  Master Pooling and Servicing Agreement  P Filed in paper format under
                                              Form SE

10.2  Series 1996-A Supplement to Master
      Pooling and Servicing Agreement         P Filed in paper format under
                                              Form SE

10.3  Transfer and Administration Agreement   P Filed in paper format under
                                              Form SE

27.1  Financial Data Schedule                 Filed herewith electronically