Form 10-Q/A
period 1996-10-31
NORDSTROM INC
filed 1997-01-06
CIK 72333

Amendment to 10-Q


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










Amendment to 10-Q - Purpose is to submit the exhibits electronically
                                 1 of 9

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


Date:   January, 6, 1997
------------------------


                                 9 of 9
NORDSTROM, INC. AND SUBSIDIARIES


Exhibit Index

Exhibit                                         Method of Filing
-------                                         ----------------
10.1  Master Pooling and Servicing Agreement    Filed herewith electronically

10.2  Series 1996-A Supplement to Master
      Pooling and Servicing Agreement           Filed herewith electronically

10.3  Transfer and Administration Agreement     Filed herewith electronically