Form 10-K
period 1997-01-31
NORDSTROM INC
filed 1997-03-31
CIK 72333

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended January 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/




                                    1 of 14

On March 17, 1997, 78,682,335 shares of common stock were outstanding, and the aggregate market value of those shares (based upon the closing price as reported by NASDAQ) held by non-affiliates was approximately $1.9 billion.


                   Documents Incorporated by Reference:
Portions of Nordstrom, Inc. 1996 Annual Report to Shareholders
    (Parts I, II and IV)
Portions of Proxy Statement for 1997 Annual Meeting of Shareholders
    (Part III)















































                                    2 of 14

                                 PART I
Item 1.  Business.
------------------

Nordstrom, Inc. (the "Company") was incorporated in the State of Washington in 1946 as successor to a retail shoe business started in 1901. As of January 31, 1997, the Company operates 62 large specialty stores in Alaska, California, Colorado, Illinois, Indiana, Maryland, Michigan, Minnesota, New Jersey, New York, Oregon, Pennsylvania, Texas, Utah, Virginia, and Washington, selling a wide selection of apparel, shoes and accessories for women, men and children.

The Company also operates nineteen stores under the name "Nordstrom Rack" and one clearance store which serve as outlets for clearance merchandise from the Company's large specialty stores. The Racks also purchase merchandise directly from manufacturers. The Racks are located in California, Illinois, Maryland, Oregon, Pennsylvania, Utah, Virginia, and Washington.

The Company also operates a men's specialty boutique in New York under the name "Faconnable", and leased shoe departments in twelve department stores in Hawaii and Guam. The licenses for the leased shoe departments have been terminated effective November 17, 1997. In addition, the Company operates a Direct Sales Division which commenced operations in January 1994 with the mailing of its first catalog.

In August 1997, the Company will open a large specialty store in Long Island, New York and two more large specialty stores in West Hartford, Connecticut and Cleveland, Ohio in September 1997. In February 1997, the Company opened two new Rack stores in Southern California, which replaced existing Rack locations. The Company will open two new Racks in Bellevue, Washington, in May 1997 and in Hempstead, New York, in September 1997. The Company also plans to open a men's and women's Faconnable boutique in Beverly Hills, California in September to complete its planned new store opening schedule for 1997. In 1998, three new large specialty stores are planned to open in Atlanta, Georgia, Overland Park, Kansas, and Scottsdale, Arizona. In 1998, the Company also plans to open a new flagship store in downtown Seattle, Washington, and to remodel a store in San Diego, California.

The Company regularly employs on a full or part-time basis an average of approximately 39,600 employees. Due to the seasonal nature of the Company's business, the number increased to approximately 46,000 employees in July for the Company's anniversary sale, and in December for the Christmas selling season.

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

Certain other information required under Item 1 is contained within the following sections of the Company's 1996 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:
           Message to Our Shareholders
           Management Discussion and Analysis
           Note 1 in Notes to Consolidated Financial Statements
           Note 12 in Notes to Consolidated Financial Statements
           Retail Store Facilities

                                    3 of 14

Executive Officers of the Registrant
------------------------------------

                                               Officer
       Name          Age      Title             Since      Family Relationship
-------------------- --- ------------------    -------     -------------------
Jammie Baugh         43   Executive Vice        1990              None
                           President

Gail A. Cottle       45   Executive Vice        1985              None
                           President

John A. Goesling     51   Executive Vice        1980              None
                           President and Treasurer

Jack F. Irving       52   Executive Vice        1980              None
                           President

Blake W. Nordstrom   36   Co-President          1991   Brother of Erik B. and
                                                         Peter E. Nordstrom

Erik B. Nordstrom    33   Co-President          1995   Brother of Blake W. and
                                                         Peter E. Nordstrom

J. Daniel Nordstrom  34   Co-President          1995   Brother of William E.
                                                         Nordstrom and cousin
                                                         of James A. Nordstrom

James A. Nordstrom   35   Co-President          1991   Cousin of J. Daniel and
                                                         William E. Nordstrom

Peter E. Nordstrom   34   Co-President          1995   Brother of Blake W. and
                                                         Erik B. Nordstrom

William E. Nordstrom 33   Co-President          1995   Brother of J. Daniel
                                                         Nordstrom and cousin
                                                         of James A. Nordstrom

John C. Walgamott    51   President of          1991            None
                           Nordstrom Credit, Inc.
                           and Nordstrom National
                           Credit Bank

John J. Whitacre     44   Chairman of the       1989            None
                           Board of Directors

All of the above people that have not been officers for the past five years have been full-time employees of the Company during that period. The officers are re-elected annually by the Board of Directors following each year's Annual Meeting of Shareholders. Each officer is elected for a term of one year and until a successor is elected and qualifies.




                                    4 of 14

Item 2.  Properties.
--------------------

The following table summarizes at January 31, 1997 the number of stores owned or operated by the Company and the percentage of total store area represented by each listed category:
                                     Number of     % of total store
                                      stores        square footage
                                     ---------     ----------------
         Owned Stores                   21                25%
         Leased Stores                  30                19
         Owned on leased land           29                51
         Partly owned & partly leased    3                 5
                                     ---------     ----------------
                                        83               100%
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

Certain other information required under this item is included in the following sections of the Company's 1996 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

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


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
         None













                                    5 of 14

                                PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.
----------------------------------------------------------------------

The Company's Common Stock, without par value, is traded on the NASDAQ National Market under the symbol "NOBE." The approximate number of holders of Common Stock as of March 17, 1997 was 74,000.

Certain other information required under this item with respect to stock prices and dividends is included in the following sections of the Company's 1996 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

           Financial Highlights
           Stock Trading
           Consolidated Statements of Shareholders' Equity
           Note 8 in Notes to Consolidated Financial Statements
           Note 13 in Notes to Consolidated Financial Statements

Item 6.  Selected Financial Data.
---------------------------------

The information required under this item is included in the following section of the Company's 1996 Annual Report to Shareholders, which section is incorporated by reference herein from Exhibit 13.1 of this report:

           Ten-Year Statistical Summary

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------------------------------------------------------------------------

The information required under this item is included in the following section of the Company's 1996 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

           Management Discussion and Analysis
           Note 5 in Notes to Consolidated Financial Statements

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

The information required under this item is included in the following sections of the Company's 1996 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

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

                                    6 of 14

                                PART III

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

The information required under this item with respect to the Company's Directors and compliance with Section 16(a) of the Exchange Act is included in the following sections of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

           Election of Directors
           Compliance with Section 16(a) of the Exchange Act of 1934

The information required under this item with respect to the Company's Executive Officers is incorporated by reference from Part I, Item 1 of this report under "Executive Officers of the Registrant".


Item 11. Executive Compensation.
--------------------------------

The information required under this item is included in the following sections of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

           Compensation of Executive Officers in the Year Ended
              January 31, 1997
           Compensation and Stock Option Committee Report on Fiscal Year
              1996 Executive Compensation
           Stock Price Performance
           Compensation of Directors
           Compensation Committee Interlocks and Insider Participation

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The information required under this item is included in the following section of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders, which section is incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

           Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

The information required under this item is included in the following sections of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

         Election of Directors
         Compensation Committee Interlocks and Insider Participation




                                    7 of 14

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

         Other schedules for which provision is made in Regulation S-X are not required, are inapplicable, or the information is included in the Company's 1996 Annual Report to Shareholders as incorporated by reference herein from Exhibit 13.1 of this report.

(a)3. Exhibits
      --------

     (3.1) Articles of Incorporation of the Registrant are hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1989, Exhibit A.

     (3.2) By-laws of the Registrant, as amended, are filed herein as an Exhibit.

     (4.1) The Indenture between Nordstrom Credit, Inc. (a wholly-owned subsidiary of the Registrant) and Norwest Bank Colorado, N.A., as successor trustee, dated November 15, 1984, the First Supplement thereto dated January 15, 1988, the Second Supplement thereto dated June 1, 1989 and the Third Supplement thereto dated October 19, 1990 are hereby incorporated by reference from Registration No. 33-3765, Exhibit 4.2; Registration No. 33-19743,
            Exhibit 4.2; Registration No. 33-29193, Exhibit 4.3; and the Nordstrom Credit, Inc. Annual Report on Form 10-K (SEC File No. 0-12994) for the year ended January 31, 1991, Exhibit 4.2, respectively.

            Securities authorized under each of any other long-term debt instruments of the Company or its subsidiaries do not exceed 10% of the consolidated total assets of the Company and its subsidiaries. The Company will furnish a copy of any such long-term debt instrument or agreement to the Commission upon request.

                                    8 of 14

       --------------------

     (4.2) Trustee Resignation of Wells Fargo Bank (Colorado), N.A., (as successor to First Interstate Bank of Denver, N.A.), dated March 20, 1997 is filed herein as an Exhibit.

     (4.3) Trustee Acceptance of Norwest Bank Colorado, N.A., dated March 20, 1997 is filed herein as an Exhibit.

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

    (10.8) Agreement to terminate the Operating Agreement for VISA Accounts and Receivables dated May 1, 1994 between Nordstrom Credit, Inc. and Nordstrom National Credit Bank, dated August 14, 1996 is hereby incorporated by reference from the Nordstrom Credit, Inc. Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.1.

    (10.9) Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, is hereby incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.1.





                                    9 of 14

       --------------------

   (10.10) Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank, Nordstrom Credit, Inc. and Norwest Bank Colorado, N.A., as trustee, is hereby incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.2.

   (10.11) Transfer and Administration Agreement dated August 14, 1996 between Nordstrom National Credit Bank, Enterprise Funding Corporation and Nationsbank, N.A. is hereby incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.3.

   (10.12) Receivables Purchase Agreement dated August 14, 1996 between Registrant and Nordstrom Credit, Inc. is filed herein as an Exhibit.

   (10.13) The Nordstrom, Inc. 1997 Stock Option Plan is hereby incorporated by reference from the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders.

    (13.1) The Company's 1996 Annual Report to Shareholders is filed herein as an Exhibit.

    (21.1) List of the Registrant's Subsidiaries is filed herein as an Exhibit.

    (23.1) Independent Auditors' Consent and Report on Schedule is on page 13 of this report.

    (27.1)  Financial Data Schedule is filed herein as an Exhibit.

      All other exhibits are omitted because they are not applicable, not required, or because the required information is included in the Company's 1996 Annual Report to Shareholders.





















                                    10 of 14

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


      NORDSTROM, INC.
         (Registrant)


Date   March 31, 1997     by /s/                       John A. Goesling
       --------------        ------------------------------------------
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



Principal Accounting and               Principal Executive Officer:
Financial Officer:


/s/            John A. Goesling        /s/             John J. Whitacre
-------------------------------        --------------------------------
               John A. Goesling                        John J. Whitacre
       Executive Vice President                   Chairman and Director
                  and Treasurer


















                                    11 of 14

Directors:


/s/            Philip M. Condit        /s/           Bruce A. Nordstrom
-------------------------------        --------------------------------
               Philip M. Condit                      Bruce A. Nordstrom
                       Director                                Director

/s/          D. Wayne Gittinger        /s/            John N. Nordstrom
-------------------------------        --------------------------------
             D. Wayne Gittinger                       John N. Nordstrom
                       Director                                Director

/s/          Raymond A. Johnson        /s/       Alfred E. Osborne, Jr.
-------------------------------        --------------------------------
             Raymond A. Johnson                  Alfred E. Osborne, Jr.
                       Director                                Director

/s/            Charles A. Lynch        /s/       William D. Ruckelshaus
-------------------------------        --------------------------------
               Charles A. Lynch                  William D. Ruckelshaus
                       Director                                Director

/s/           Ann D. McLaughlin        /s/  Elizabeth Crownhart Vaughan
-------------------------------        --------------------------------
              Ann D. McLaughlin             Elizabeth Crownhart Vaughan
                       Director                                Director

/s/           John A. McMillan       /s/              John J. Whitacre
-------------------------------       ---------------------------------
              John A. McMillan                        John J. Whitacre
                       Director      Chairman of the Board of Directors



Date             March 31, 1997
    ___________________________




















                                    12 of 14

                               Exhibit 23.1

            INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULE



Shareholders and Board of Directors
Nordstrom, Inc.

We consent to the incorporation by reference in Registration Statements Nos. 33-18321 and 33-28882 of Nordstrom, Inc. on Form S-8 of our reports dated March 10, 1997 appearing in and incorporated by reference in this Annual Report on Form 10-K of Nordstrom, Inc. and subsidiaries for the year ended January 31, 1997.

We have audited the consolidated financial statements of Nordstrom, Inc. and subsidiaries as of January 31, 1997 and 1996, and for each of the three years in the period ended January 31, 1997, and have issued our report thereon dated March 10, 1997; such financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Nordstrom, Inc. and subsidiaries, listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
March 31, 1997
Seattle, Washington
























                                    13 of 14

                     NORDSTROM, INC. AND SUBSIDIARIES

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                         (Dollars in thousands)

       Column A             Column B     Column C      Column D    Column E
      ----------           ----------   ----------   ----------   ---------

                                        Additions    Deductions
                                        ----------   ----------
                                                      Account
                           Balance at   Charged to   write-offs    Balance
                           beginning    costs and      net of     at end of
Description                of period    expenses     recoveries    period
-----------                ----------   ----------   ----------   ---------
Allowance for doubtful accounts:

Year ended:

  January 31, 1995            $23,145      $20,219      $20,406     $22,958

  January 31, 1996            $22,958      $39,589      $33,154     $29,393

  January 31, 1997            $29,393      $51,352      $53,952     $26,793





























                                    14 of 14

NORDSTROM INC. AND SUBSIDIARIES

Exhibit Index
Exhibit                                          Method of Filing
-------                                          ----------------
 3.1  Articles of Incorporation                  Incorporated by reference
                                                   from the Registrant's Form
                                                   10-K for the year ended
                                                   January 31, 1989,
                                                   Exhibit A

 3.2  By-laws, as amended                        Filed herewith electronically

 4.1  Indenture between Nordstrom Credit,        Incorporated by reference
        Inc. and Norwest Bank Colorado,            from Registration
        N.A., as successor trustee,                No. 33-3765, Exhibit 4.2;
        dated November 15, 1984, the First         Registration No. 33-19743,
        Supplement thereto dated January 15,       Exhibit 4.2; Registration
        1988, the Second Supplement thereto        No. 33-29193, Exhibit 4.3;
        dated June 1, 1989 and the Third           and the Nordstrom Credit,
        Supplement thereto dated October 19,       Inc. Annual Report on Form
        1990                                       10-K (SEC File No. 0-12994)
                                                   for the year ended January
                                                   31, 1991, Exhibit 4.2,
                                                   respectively

 4.2  Trustee Resignation of Wells Fargo         Filed herewith electronically
        Bank (Colorado), N.A., dated
        March 20, 1997

 4.3  Trustee Acceptance of Norwest Bank         Filed herewith electronically
        Colorado, N.A., dated March 20,
        1997

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

10.2  Merchant Agreement dated August 30, 1991   Incorporated by reference
        between Registrant and Nordstrom           from the Registrant's
        National Credit Bank                       Quarterly Report on Form
                                                   10-Q for the quarter ended
                                                   July 31, 1991, Exhibit 10.1

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

Exhibit Index (continued)
-------------------------

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

10.8  Agreement to terminate the Operating       Incorporated by reference
        Agreement for VISA Accounts and            from the Nordstrom Credit,
        Receivables dated May 1, 1994              Inc. Quarterly Report on
        between Nordstrom Credit, Inc.             Form 10-Q for the quarter
        and Nordstrom National Credit              ended October 31, 1996,
        Bank, dated August 14, 1996                Exhibit 10.1

10.9  Master Pooling and Servicing               Incorporated by reference
        Agreement dated August 14, 1996            from the Registrant's
        between Nordstrom National Credit          Quarterly Report on Form
        Bank and Norwest Bank Colorado,            10-Q for the quarter ended
        N.A., as trustee                           October 31, 1996, Exhibit
                                                   10.1.

10.10 Series 1996-A Supplement to Master         Incorporated by reference
        Pooling and Servicing Agreement            from the Registrant's
        dated August 14, 1996 between              Quarterly Report on Form
        Nordstrom National Credit Bank,            10-Q for the quarter ended
        Nordstrom Credit, Inc. and Norwest         October 31, 1996, Exhibit
        Bank Colorado, N.A., as trustee            10.2.

10.11 Transfer and Administration Agreement      Incorporated by reference
        dated August 14, 1996 between              from the Registrant's
        Nordstrom National Credit Bank,            Quarterly Report on Form
        Enterprise Funding Corporation and         10-Q for the quarter ended
        Nationsbank, N.A.                          October 31, 1996, Exhibit
                                                   10.3.

10.12 Receivables Purchase Agreement             Filed herewith electronically
        dated August 14, 1996 between
        Registrant and Nordstrom Credit,
        Inc.

10.13 1997 Nordstrom Stock Option Plan           Incorporated by reference
                                                   from the Registrant's Proxy
                                                   Statement for the 1997
                                                   Annual Meeting of
                                                   Shareholders.

13.1  1996 Annual Report to Shareholders         Filed herewith electronically

21.1  Subsidiaries of the Registrant             Filed herewith electronically

Exhibit Index (continued)
-------------------------

23.1  Independent Auditors' Consent
        and Report on Schedule                   Filed herewith electronically

27.1  Financial Data Schedule                    Filed herewith electronically
