Form 10-K/A
period 1997-01-31
NORDSTROM INC
filed 1997-04-08
CIK 72333

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

AMENDMENT TO FORM 10-K IS BEING SUBMITTED DUE TO TYPOGRAPHICAL ERRORS ON THE CONSOLIDATED STATEMENTS OF EARNINGS AND THE CONSOLIDATED STATEMENTS OF CASH FLOWS IN EXHIBIT 13.1.

                                    1 of 14

EXHIBIT 13.1

CONSOLIDATED STATEMENTS OF EARNINGS

Dollars in thousands except per share amounts

                                            % of                % of                % of
Year ended January 31,               1997   sales        1996   sales        1995   sales
-------------------------------------------------------------------------------------------
Net Sales                      $4,453,063   100.0  $4,113,517   100.0  $3,894,478   100.0
                               ------------------------------------------------------------

Costs and Expenses:

  Cost of sales and related
    buying and occupancy        3,082,037    69.2   2,806,250    68.2   2,599,553    66.7

  Selling, general and
    administrative              1,217,590    27.3   1,120,790    27.2   1,023,347    26.3

  Interest, net                    39,400      .9      39,295     1.0      30,664      .8

  Service charge income
    and other, net               (129,469)   (2.9)   (125,130)   (3.0)    (94,644)   (2.4)

                               ----------------------------------------------------------
Total Costs and Expenses        4,209,558    94.5   3,841,205    93.4   3,558,920    91.4
                               ----------------------------------------------------------
Earnings before income taxes      243,505     5.5     272,312     6.6     335,558     8.6
Income taxes                       96,000     2.2     107,200     2.6     132,600     3.4
                               ----------------------------------------------------------
Net Earnings                   $  147,505     3.3  $  165,112     4.0  $  202,958     5.2
                               ==========================================================

Net Earnings per share              $1.82               $2.02               $2.47
                               ==========================================================

Cash dividends paid per share        $.50                $.50               $.385
                               ==========================================================


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


















Page 14  Nordstrom, Inc. and Subsidiaries

EXHIBIT 13.1

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands
Year ended January 31,                               1997            1996            1995
-----------------------------------------------------------------------------------------
Operating Activities

Net earnings                                     $147,505        $165,112        $202,958
Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
    Depreciation and amortization                 156,122         134,347         110,789
    Change in:
      Accounts receivable, net                     (7,262)       (218,036)        (89,450)
      Merchandise inventories                     (93,616)          1,627         (42,328)
      Prepaid income taxes and other               (1,578)         (6,634)         (9,746)
      Accounts payable                             32,846           4,500           9,029
      Accrued salaries, wages, and taxes            7,210          (4,961)         33,554
      Accrued expenses                              8,246           6,844           4,996
      Income tax liabilities                      (12,216)        (12,621)         (4,518)
      Deferred lease credits                       11,624          51,756          16,558
                                                 ----------------------------------------
Net cash provided by operating activities         248,881         121,934         231,842
                                                 ----------------------------------------

Investing Activities

Additions to property, buildings and
  equipment, net                                 (204,278)       (252,876)       (248,608)
Other, net                                         (1,838)         (1,103)          1,660
                                                 ----------------------------------------
Net cash used in investing activities            (206,116)       (253,979)       (246,948)
                                                 ----------------------------------------

Financing Activities

Proceeds from accounts receivable
  securitization                                  186,600               -               -
(Decrease) increase in notes payable              (68,731)        145,113          47,051
Proceeds from issuance of long-term debt           57,729         140,859          49,656
Principal payments on long-term debt             (117,311)        (75,967)       (114,664)
Proceeds from issuance of common stock             14,958           5,106           5,960
Cash dividends paid                               (40,472)        (41,001)        (31,622)
Purchase and retirement of common stock           (71,771)        (50,045)              -
                                                 ----------------------------------------
Net cash (used in) provided by financing
  activities                                      (38,998)        124,065         (43,619)
                                                 ----------------------------------------
Net increase (decrease) in cash
  and cash equivalents                              3,767          (7,980)        (58,725)
Cash and cash equivalents at beginning of year     24,517          32,497          91,222
                                                 ----------------------------------------
Cash and cash equivalents at end of year         $ 28,284        $ 24,517        $ 32,497
                                                 ========================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

'

                                     Nordstrom, Inc. and Subsidiaries  Page 17

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


      NORDSTROM, INC.
         (Registrant)


Date    April 8, 1997     by /s/                       John A. Goesling
        -------------        ------------------------------------------
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
              John A. McMillan                        John J. Whitacre
                       Director      Chairman of the Board of Directors



Date              April 8, 1997
    ---------------------------




















                                    12 of 14