Form 10-Q
period 1997-04-30
NORDSTROM INC
filed 1997-06-06
CIK 72333

                   SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997

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


                          YES   X       NO
                              _____        _____

Common stock outstanding as of May 26, 1997: 76,985,204 shares of common stock.











                                 1 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                     --------------------------------
                                 INDEX
                                 -----

                                                                   Page
                                                                  Number
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)

        Consolidated Statements of Earnings
           Three months ended April 30, 1997
           and 1996                                                  3

        Consolidated Balance Sheets
           April 30, 1997 and 1996 and
           January 31, 1997                                          4

        Consolidated Statements of Cash Flows
           Three months ended April 30, 1997
           and 1996                                                  5

        Notes to Consolidated Financial Statements                   6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     7

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                       9

    Item 6.  Exhibits and Reports on Form 8-K                        9






















                                 2 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
             (dollars in thousands except per share amounts)
                              (unaudited)

                                                   Three Months
                                                  Ended April 30,
                                                -------------------
                                                  1997       1996
                                                --------   --------
Net sales                                       $953,747   $905,962

Costs and expenses:
  Cost of sales and related buying
    and occupancy                                646,512    617,112
  Selling, general and administrative            274,287    268,787
  Interest, net                                    7,510      9,394
  Service charge income and other, net           (27,911)   (34,580)
                                                --------   --------
  Total costs and expenses                       900,398    860,713
                                                --------   --------

Earnings before income taxes
  and extraordinary item                          53,349     45,249
Income taxes                                      21,000     17,900
                                                --------   --------
Earnings before extraordinary item                32,349     27,349
Extraordinary charge related to the
  early extinguishment of debt, net
  of income taxes of $900                            ---      1,452
                                                --------   --------
Net earnings                                    $ 32,349   $ 25,897
                                                ========   ========
Earnings before extraordinary item
  per average share of common stock
  outstanding                                   $    .41   $    .34
                                                ========   ========
Net earnings per average share of
  common stock outstanding                      $    .41   $    .32
                                                ========   ========
Cash dividends paid per share of
  common stock outstanding                      $   .125   $   .125
                                                ========   ========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and in the Nordstrom 1996 Annual Report to Shareholders.










                                 3 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)
                               (unaudited)

                                    April 30,   January 31,   April 30,
                                      1997         1997         1996
                                   ----------   ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents        $   49,066   $   28,284   $   33,426
  Accounts receivable, net            661,284      714,589      864,137
  Merchandise inventories             823,609      719,919      731,647
  Prepaid income taxes and other       68,612       69,607       67,759
                                   ----------   ----------   ----------
  Total current assets              1,602,571    1,532,399    1,696,969
Property, buildings and
  equipment, net                    1,184,278    1,152,454    1,109,287
Other assets                           18,010       17,654       16,943
                                   ----------   ----------   ----------
TOTAL ASSETS                       $2,804,859   $2,702,507   $2,823,199
                                   ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                    $  194,040   $  163,770   $  303,423
  Accounts payable                    398,748      310,430      356,965
  Accrued salaries, wages
    and taxes                         154,086      192,750      141,304
  Accrued expenses                     49,973       56,080       51,487
  Accrued income taxes                 21,489       13,045       18,282
  Current portion
    of long-term debt                 101,303       51,302       74,210
                                   ----------   ----------   ----------
  Total current liabilities           919,639      787,377      945,671
Long-term debt                        371,469      329,330      322,440
Deferred lease credits and
  other deferred items                111,820      112,608      111,121
Shareholders' Equity:
  Common stock, no par:
    250,000,000 shares authorized;
    77,145,937, 79,634,977 and
    81,256,947 shares issued
    and outstanding                   184,607      183,398      176,596
  Retained earnings                 1,217,324    1,289,794    1,267,371
                                   ----------   ----------   ----------
  Total shareholders' equity        1,401,931    1,473,192    1,443,967
                                   ----------   ----------   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY             $2,804,859   $2,702,507   $2,823,199
                                   ==========   ==========   ==========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and in the Nordstrom 1996 Annual Report to Shareholders.


                                 4 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)
                               (unaudited)

                                                    Three Months
                                                   Ended April 30,
                                                ---------------------
                                                  1997         1996
                                                --------     --------
OPERATING ACTIVITIES:
  Earnings before extraordinary item            $ 32,349     $ 27,349
  Adjustments to reconcile earnings
    to net cash provided by
    operating activities:
      Extraordinary charge related to the
        early extinguishment of debt, net
        of income taxes of $900                      ---       (1,452)
      Depreciation and amortization               36,646       38,080
      Change in:
        Accounts receivable, net                  53,305       29,790
        Merchandise inventories                 (103,690)    (105,344)
        Prepaid income taxes and other               995          270
        Accounts payable                          88,318       79,381
        Accrued salaries, wages and taxes        (38,664)     (44,236)
        Accrued expenses                          (6,107)       3,653
        Income tax liabilities                     8,368        1,190
        Deferred lease credits                      (712)       1,969
                                                --------     --------
Net cash provided by operating activities         70,808       30,650
                                                --------     --------
INVESTING ACTIVITIES:
  Additions to property, buildings
    and equipment, net                           (68,307)     (43,548)
  Other                                               (5)        (920)
                                                --------     --------
Net cash used in investing activities            (68,312)     (44,468)
                                                --------     --------
FINANCING ACTIVITIES:
  Increase in notes payable                       30,270       70,922
  Proceeds from issuance of long-term debt, net   91,836          ---
  Principal payments on long-term debt              (210)     (43,293)
  Proceeds from issuance of common stock           1,209        8,156
  Cash dividends paid                             (9,908)     (10,141)
  Purchase and retirement of common stock        (94,911)      (2,917)
                                                --------     --------
Net cash provided by financing activities         18,286       22,727
                                                --------     --------
Net increase in cash and cash equivalents         20,782        8,909
Cash and cash equivalents at
  beginning of period                             28,284       24,517
                                                --------     --------
Cash and cash equivalents at end of period      $ 49,066     $ 33,426
                                                ========     ========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and in the Nordstrom 1996 Annual Report to Shareholders.

                                 5 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                          (dollars in thousands)
                                (unaudited)


Note 1:

The consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the "Company") as of April 30, 1997 and 1996, and the related consolidated statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The consolidated financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 1998.

It is not considered necessary to include detailed footnote information as of April 30, 1997 and 1996. The financial information should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Nordstrom 1996 Annual Report to Shareholders.

In the opinion of management, the consolidated financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom, Inc. and subsidiaries as of April 30, 1997 and 1996, and the results of their operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.

Note 2:

During the first quarter of 1996, the Company elected to prepay $43,100 of Nordstrom Credit, Inc. 9.375% sinking debentures in order to take advantage of lower short-term interest rates. This resulted in an extraordinary charge of $1,452, net of applicable income taxes of $900 ($0.02 per share).

Note 3: The summarized combined results of operations of Nordstrom Credit, Inc. and Nordstrom National Credit Bank are as follows:

Three Months Ended April 30,                     1997       1996
                                               -------    -------
    Total revenue                              $31,806    $39,212
    Earnings before income taxes
      and extraordinary item                    11,643     13,531
    Extraordinary charge related
      to the early extinguishment
      of debt, net of income taxes
      of $900                                      ---      1,452
    Net earnings                                 7,373      7,109





                                 6 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                          (dollars in thousands)
                                (unaudited)


Note 4:

Statement of Financial Accounting Standards No. 128, which will be effective for earnings per share calculations after December 15, 1997, will not significantly affect the Company's earnings per share.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Management Discussion and Analysis section of the Nordstrom 1996 Annual Report to Shareholders.

Results of Operations:
----------------------

During the first quarter of 1997, sales increased 5.3% when compared with the same quarter in 1996. Sales for comparable stores increased .5% during the quarter, with the remainder of the increase coming from new units. The slight increase in comparable store sales reflects a change from the decrease in the fourth quarter of 1996.

Cost of sales and related buying and occupancy costs decreased as a percentage of sales for the quarter as compared to the corresponding period in 1996. Occupancy costs declined as no new stores were opened during the quarter, and merchandise margins improved due to lower markdowns. These improvements were partially offset by an increase in buying costs.

Selling, general and administrative expenses decreased as a percentage of sales when compared to the same quarter in 1996. There were several factors which contributed to this result. First, there were no major store openings during the quarter, compared to two major store openings in the first quarter of 1996. Second, bad debt expenses were lower because of the securitization of the Company's VISA credit card receivables in August of last year. Third expenses in more mature stores were well controlled.

Interest expense decreased as a percentage of sales when compared to the same quarter in 1996 due primarily to lower levels of debt outstanding during the quarter.










                                 7 of 9

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONT.)


Service charge income and other, net decreased as a percentage of sales for the quarter when compared to the corresponding period in 1996 primarily due to a reduction in revenues from the Company's VISA card program as a result of the securitization of these receivables in August 1996. Also during the quarter, the Company established a reserve of $2 million ($0.02 per share after income taxes) for the estimated closing costs related to the closure of its twelve leased shoe departments located in Hawaii and Guam, which is scheduled for November 1997.

Financial Condition:
--------------------

During the quarter, Nordstrom Credit, Inc. filed a shelf registration statement on Form S-3 to register up to $250 million in debt securities, and issued $92.4 million in medium-term notes under the registration.

In April, 1997, the Company completed its second repurchase of $100 million of its outstanding common stock as approved by the Board of Directors at its November 1996 meeting. To date, the Company has bought $24.6 million of a third $100 million stock repurchase authorized in February, 1997.

During the quarter, the Company expanded two Rack stores in Southern California. On May 9, a new Rack was opened at Factoria Mall in Bellevue, Washington. Construction is progressing as planned on new stores scheduled to open later this year and in 1998.






























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

Date:  June 6, 1997
--------------------
















                                 9 of 9

NORDSTROM, INC. AND SUBSIDIARIES

Exhibit Index

Exhibit                                    Method of Filing
-------                                    ----------------
27.1  Financial Data Schedule              Filed herewith electronically