Form 10-Q
period 1997-07-31
NORDSTROM INC
filed 1997-09-09
CIK 72333

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1997

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





                          YES   X       NO
                              _____        _____

Common stock outstanding as of August 26, 1997: 77,216,093 shares of common stock.








                                 1 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                     --------------------------------
                                 INDEX
                                 -----

                                                                   Page
                                                                  Number
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)

        Consolidated Statements of Earnings
           Three and six months ended
           July 31, 1997 and 1996                                    3

        Consolidated Balance Sheets
           July 31, 1997 and 1996 and
           January 31, 1997                                          4

        Consolidated Statements of Cash Flows
           Six months ended July 31, 1997 and 1996                   5

        Notes to Consolidated Financial Statements                   6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     7

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                       8

    Item 6.  Exhibits and Reports on Form 8-K                        9

























                                 2 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
             (dollars in thousands except per share amounts)
                              (unaudited)

                                      Three Months           Six Months
                                     Ended July 31,        Ended July 31,
                                 --------------------- ---------------------
                                    1997       1996       1997       1996
                                 ---------- ---------- ---------- ----------
Net sales                        $1,353,345 $1,241,464 $2,307,092 $2,147,426

Costs and expenses:
  Cost of sales and related
    buying and occupancy            924,354    861,888  1,570,865  1,479,000
  Selling, general and
    administrative                  350,363    328,836    624,650    597,623
  Interest, net                       8,403     10,333     15,913     19,727
  Service charge income
    and other, net                  (26,461)   (33,674)   (54,371)   (68,254)
                                 ---------- ---------- ---------- ----------
  Total costs and expenses        1,256,659  1,167,383  2,157,057  2,028,096
                                 ---------- ---------- ---------- ----------

Earnings before income taxes
  and extraordinary item             96,686     74,081    150,035    119,330
Income taxes                         38,100     29,300     59,100     47,200
                                 ---------- ---------- ---------- ----------
Earnings before
  extraordinary item                 58,586     44,781     90,935     72,130

Extraordinary charge related to
  the early extinguishment of
  debt, net of income taxes
  of $900                                 -          -          -      1,452
                                 ---------- ---------- ---------- ----------
Net earnings                     $   58,586 $   44,781 $   90,935 $   70,678
                                 ========== ========== ========== ==========
Earnings before extraordinary
  item per average share of
  common stock outstanding       $      .76 $      .55 $     1.17 $      .89
                                 ========== ========== ========== ==========
Net earnings per average share
  of common stock outstanding    $      .76 $      .55 $     1.17 $      .87
                                 ========== ========== ========== ==========
Cash dividends paid per share
  of common stock outstanding    $     .125 $     .125 $      .25 $      .25
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





                                 3 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)
                               (unaudited)

                                    July 31,    January 31,   July 31,
                                      1997         1997         1996
                                   ----------   ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents        $   39,837   $   28,284   $   50,322
  Accounts receivable, net            718,573      714,589      935,859
  Merchandise inventories             845,577      719,919      756,501
  Prepaid income taxes and other       69,800       69,607       66,324
                                   ----------   ----------   ----------
  Total current assets              1,673,787    1,532,399    1,809,006
Property, buildings and
  equipment, net                    1,212,967    1,152,454    1,124,358
Other assets                           17,924       17,654       16,315
                                   ----------   ----------   ----------
TOTAL ASSETS                       $2,904,678   $2,702,507   $2,949,679
                                   ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                    $  136,260   $  163,770   $  295,918
  Accounts payable                    461,422      310,430      414,393
  Accrued salaries, wages
    and taxes                         203,634      192,750      177,536
  Accrued expenses                     54,715       56,080       50,596
  Accrued income taxes                 17,784       13,045       13,165
  Current portion
    of long-term debt                 151,342       51,302       74,220
                                   ----------   ----------   ----------
  Total current liabilities         1,025,157      787,377    1,025,828
Long-term debt                        320,913      329,330      321,943
Deferred lease credits and
  other deferred items                106,490      112,608      119,390
Shareholders' equity:
  Common stock, without par value:
    250,000,000 shares authorized;
    77,169,027, 79,634,977 and
    81,365,397 shares issued
    and outstanding                   193,662      183,398      181,668
  Retained earnings                 1,258,456    1,289,794    1,300,850
                                   ----------   ----------   ----------
  Total shareholders' equity        1,452,118    1,473,192    1,482,518
                                   ----------   ----------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                           $2,904,678   $2,702,507   $2,949,679
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


                                  4 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)
                               (unaudited)

                                                       Six Months
                                                     Ended July 31,
                                                   ------------------
                                                     1997      1996
                                                   --------  --------
OPERATING ACTIVITIES:
  Earnings before extraordinary item               $ 90,935  $ 72,130
  Adjustments to reconcile net earnings
    to net cash provided by
    operating activities:
  Extraordinary charge related to the
    early extinguishment of debt, net
    of income taxes of $900                               -    (1,452)
  Depreciation and amortization                      74,218    76,191
      Change in:
        Accounts receivable, net                     (3,984)  (41,932)
        Merchandise inventories                    (125,658) (130,198)
        Prepaid income taxes and other                 (193)    1,705
        Accounts payable                            150,992   136,809
        Accrued salaries, wages and taxes            10,884    (8,004)
        Accrued expenses                             (1,365)    2,762
        Income tax liabilities                           45    (3,651)
        Deferred lease credits                       (1,424)    9,961
                                                   --------  --------
Net cash provided by operating
  activities                                        194,450   114,321
                                                   --------  --------
INVESTING ACTIVITIES:
  Additions to property, buildings
    and equipment, net                             (134,367)  (96,596)
  Other                                                 (42)     (425)
                                                   --------  --------
Net cash used in investing activities              (134,409)  (97,021)
                                                   --------  --------

FINANCING ACTIVITIES:
  (Decrease) increase in notes payable              (27,510)   63,417
  Proceeds from issuance of common stock             10,264    13,228
  Proceeds from issuance of long-term debt, net      91,758         -
  Principal payments on long-term debt                 (727)  (43,780)
  Cash dividends paid                               (19,531)  (20,312)
  Purchase and retirement of common stock          (102,742)   (4,048)
                                                   --------  --------
Net cash (used in) provided by
  financing activities                              (48,488)    8,505
                                                   --------  --------
Net increase in cash and cash equivalents            11,553    25,805

Cash and cash equivalents at
  beginning of period                                28,284    24,517
                                                   --------  --------
Cash and cash equivalents at end of period         $ 39,837  $ 50,322
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

                                 5 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)


Note 1:

The consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the "Company") as of July 31, 1997 and 1996, and the related consolidated statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The consolidated financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 1998.

It is not considered necessary to include detailed footnote information as of July 31, 1997 and 1996. The financial information should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Nordstrom 1996 Annual Report to Shareholders.

In the opinion of management, the consolidated financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom, Inc. and subsidiaries as of July 31, 1997 and 1996, and the results of their operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.

Note 2:

During the first quarter of 1996, the Company elected to prepay $43,100 of Nordstrom Credit, Inc. 9.375% sinking fund debentures in order to take advantage of lower short-term interest rates. This resulted in an extraordinary charge of $1,452, net of applicable income taxes of $900 ($0.02 per share).

Note 3: The summarized unaudited combined results of operations of Nordstrom Credit, Inc. and Nordstrom National Credit Bank are as follows:

                                     Three Months        Six Months
                                    Ended July 31,     Ended July 31,
                                    1997     1996      1997     1996
                                   -------  -------   -------  -------
    Total revenue                  $30,615  $39,152   $62,421  $78,364
    Earnings before income taxes
      and extraordinary item         8,030   10,746    19,673   24,278
    Extraordinary charge related
      to the early extinguishment
      of debt, net of income taxes
      of $900                            -        -         -    1,452
    Net earnings                     5,030    6,746    12,403   13,856




                                 6 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)

Note 4:

Statement of Financial Accounting Standards No. 128, which will be effective for earnings per share calculations after December 15, 1997, will not significantly affect the calculation of the Company's earnings per share.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Management Discussion and Analysis section of the Nordstrom 1996 Annual Report to Shareholders.

Results of Operations:
- ----------------------
During the second quarter of 1997, sales increased 9.0% when compared with the same quarter in 1996. For the six-month period, sales increased 7.4% compared to the same period in 1996. Comparable store sales increased by 5.0% for the quarter and 3.1% for the six-month period, with the remainder of the increase coming from new units and from the Company's Catalog Division. The positive trend in comparable store sales results in the second quarter reflects steady improvements in the Company's women's apparel departments. These areas performed very well during the Company's recent Anniversary Sale, which started earlier in some of the Company's regions, in 1997. Management estimates that the sales increases attributable to the earlier start date did not significantly affect comparability. Comparable store sales increases have remained strong into the third quarter.

Cost of sales and related buying and occupancy costs decreased as a percentage of sales for the quarter and the six-month period as compared to the corresponding periods in 1996, due primarily to higher merchandise margins resulting from decreased markdowns. Occupancy costs decreased as a percentage of sales for the quarter and six-month period as no new full-line stores were opened.

Selling, general and administrative expenses decreased as a percentage of sales during the quarter and for the six-month period as compared to the corresponding periods in 1996 due to a combination of factors. First, bad debt expense decreased as a result of the securitization of the Company's VISA credit card receivables in August of last year. Second, expenses at the Company's more mature stores continued to be well controlled, most notably, direct selling costs. Additionally, in 1997 there were no major store openings during the six-month period, compared to two major store openings during the six-month period in 1996. The Company will open three new full-line stores and a fulfillment center for its Catalog Division in the third quarter. As a result, management anticipates that expenses in the third quarter will increase at a higher rate than in the first six months.

For the quarter and the six-month period, interest expense decreased as a percentage of sales when compared to the corresponding periods in 1996, due primarily to lower levels of short-term debt outstanding as a result of the securitization of the Company's VISA credit card receivables.


                                 7 of 9

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


Service charge income and other, net decreased as a percentage of sales for the quarter and for the six-month period when compared to the corresponding periods in 1996 due primarily to a reduction in revenues from the Company's VISA card program as a result of the securitization of these receivables in August 1996.


Financial Condition:
- --------------------
During the first quarter of 1997, Nordstrom Credit, Inc. filed a shelf registration statement on Form S-3 to register up to $250 million in debt securities, and issued $92.4 million in medium-term notes under the registration.

On July 24, 1997, the Company entered into a revolving line of credit agreement with a group of commercial banks which provides for borrowings of up to $200 million and expires in July 2002. There are no borrowings on the line of credit at July 31, 1997.

The Company's working capital at July 31, 1997 decreased when compared to July 31, 1996 due primarily to a decrease in accounts receivable resulting from the securitization of VISA receivables completed in the third quarter of 1996.

In April, 1997, the Company completed its second repurchase of $100 million of its outstanding common stock as approved by the Board of Directors at its November 1996 meeting. To date, the Company has bought $24.6 million of a third $100 million stock repurchase authorized in February, 1997.

On August 15, 1997, the Company opened a full-line store on Long Island, New York, and on September 5, 1997 the Company opened a full-line store in West Hartford, Connecticut. Construction is progressing as planned on new stores scheduled to open later this year and in 1998.



                       PART II - OTHER INFORMATION



Item 1.  Legal Proceedings
- --------------------------
The Company is not involved in any material pending legal proceedings, other than routine litigation in the ordinary course of business.










                                 8 of 9

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  Exhibits
     --------
     (10.1) Credit Agreement dated July 24, 1997 between Registrant and a group of commercial banks is filed herein as an Exhibit.

     (10.2) Credit Agreement dated July 24, 1997 between Nordstrom Credit, Inc. and a group of commercial banks is hereby incorporated by reference from the Nordstrom Credit, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 1997, Exhibit 10.1.

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


Date:  September 9, 1997
- ------------------------









                                 9 of 9

NORDSTROM, INC. AND SUBSIDIARIES


Exhibit Index

Exhibit                                    Method of Filing
- -------                                    ----------------
10.1  Credit Agreement dated July 24,      Filed herewith electronically
      1997 between Registrant and a
      group of commercial banks

10.2  Credit Agreement dated July 24,      Incorporated by reference
      between, Nordstrom Credit, Inc.      from the Nordstrom Credit,
      and a group of commercial banks      Inc. Quarterly Report on Form
                                           10-Q for the quarter ended
                                           July 31, 1997, Exhibit 10.1.

27.1  Financial Data Schedule              Filed herewith electronically