Form 10-Q
period 1997-10-31
NORDSTROM INC
filed 1997-12-09
CIK 72333

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1997

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





                          YES   X       NO
                              _____        _____

Common stock outstanding as of November 25, 1997: 77,317,994 shares of common stock.










                                 1 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                     --------------------------------
                                 INDEX
                                 -----

                                                                   Page
                                                                  Number
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)

        Consolidated Statements of Earnings
           Three and nine months ended
           October 31, 1997 and 1996                                 3

        Consolidated Balance Sheets
           October 31, 1997 and 1996 and
           January 31, 1997                                          4

        Consolidated Statements of Cash Flows
           Nine months ended October 31, 1997 and 1996               5

        Notes to Consolidated Financial Statements                   6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     7

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                       8

    Item 6.  Exhibits and Reports on Form 8-K                        9

























                                 2 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
             (dollars in thousands except per share amounts)
                              (unaudited)

                                      Three Months            Nine Months
                                    Ended October 31,      Ended October 31,
                                 --------------------- ---------------------
                                    1997       1996       1997       1996
                                 ---------- ---------- ---------- ----------
Net sales                        $1,089,784 $  984,440 $3,396,876 $3,131,866
Costs and expenses:
  Cost of sales and related
    buying and occupancy            724,081    665,378  2,294,946  2,144,378
  Selling, general and
    administrative                  326,193    288,644    950,843    886,267
  Interest, net                       7,659      9,151     23,572     31,230
  Service charge income
    and other, net                  (27,794)   (34,469)   (82,165)  (102,723)
                                 ---------- ---------- ---------- ----------
  Total costs and expenses        1,030,139    928,704  3,187,196  2,959,152
                                 ---------- ---------- ---------- ----------

Earnings before income taxes         59,645     55,736    209,680    172,714
Income taxes                         23,500     21,700     82,600     68,000
                                 ---------- ---------- ---------- ----------
Net earnings                     $   36,145 $   34,036 $  127,080 $  104,714
                                 ========== ========== ========== ==========
Net earnings per average share
  of common stock outstanding    $      .47 $      .42 $     1.64 $     1.29
                                 ========== ========== ========== ==========
Cash dividends paid per share
  of common stock outstanding    $      .14 $     .125 $      .39 $     .375
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



















                                 3 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)
                               (unaudited)

                                   October 31,  January 31,  October 31,
                                      1997         1997         1996
                                   ----------   ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents        $   19,239   $   28,284   $   11,343
  Accounts receivable, net            648,802      714,589      690,047
  Merchandise inventories           1,134,212      719,919      976,488
  Prepaid income taxes and other       76,538       69,607       67,755
                                   ----------   ----------   ----------
  Total current assets              1,878,791    1,532,399    1,745,633
Property, buildings and
  equipment, net                    1,229,354    1,152,454    1,131,913
Other assets                           18,163       17,654       16,875
                                   ----------   ----------   ----------
TOTAL ASSETS                       $3,126,308   $2,702,507   $2,894,421
                                   ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                    $  241,348   $  163,770   $  190,890
  Accounts payable                    555,042      310,430      473,843
  Accrued salaries, wages
    and taxes                         203,703      192,750      180,971
  Accrued expenses                     49,508       56,080       49,642
  Accrued income taxes                 10,992       13,045        6,662
  Current portion
    of long-term debt                 151,343       51,302       25,220
                                   ----------   ----------   ----------
  Total current liabilities         1,211,936      787,377      927,228
Long-term debt                        320,701      329,330      379,750
Deferred lease credits and
  other deferred items                109,642      112,608      125,893
Shareholders' equity:
  Common stock, without par value:
    250,000,000 shares authorized;
    77,314,199, 79,634,977 and
    80,182,651 shares issued
    and outstanding                   200,241      183,398      182,662
  Retained earnings                 1,283,788    1,289,794    1,278,888
                                   ----------   ----------   ----------
  Total shareholders' equity        1,484,029    1,473,192    1,461,550
                                   ----------   ----------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                           $3,126,308   $2,702,507   $2,894,421
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


                                  4 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)
                               (unaudited)

                                                      Nine Months
                                                    Ended October 31,
                                                   ------------------
                                                     1997      1996
                                                   --------  --------
OPERATING ACTIVITIES:
  Net earnings                                     $127,080  $104,714
  Adjustments to reconcile net earnings
    to net cash provided by
    operating activities:
      Depreciation and amortization                 116,364   116,878
      Change in:
        Accounts receivable, net                     65,787    17,280
        Merchandise inventories                    (414,293) (350,185)
        Prepaid income taxes and other               (6,931)      274
        Accounts payable                            244,612   196,259
        Accrued salaries, wages and taxes            10,953    (4,569)
        Accrued expenses                             (6,572)    1,808
        Income tax liabilities                       (4,093)  (16,304)
        Deferred lease credits                         (926)   22,614
                                                   --------  --------
Net cash provided by operating
  activities                                        131,981    88,769
                                                   --------  --------
INVESTING ACTIVITIES:
  Additions to property, buildings
    and equipment, net                             (192,697) (144,672)
  Other                                                (373)     (910)
                                                   --------  --------
Net cash used in investing activities              (193,070) (145,582)
                                                   --------  --------

FINANCING ACTIVITIES:
  Proceeds from accounts receivable
    securitization                                      ---   186,600
  Increase (decrease) in notes payable               77,578   (41,611)
  Proceeds from issuance of long-term debt, net      91,647    57,759
  Principal payments on long-term debt                 (938)  (92,973)
  Proceeds from issuance of common stock             16,843    14,222
  Cash dividends paid                               (30,344)  (30,447)
  Purchase and retirement of common stock          (102,742)  (49,911)
                                                   --------  --------
Net cash provided by
  financing activities                               52,044    43,639
                                                   --------  --------
Net decrease in cash and cash equivalents            (9,045)  (13,174)
Cash and cash equivalents at
  beginning of period                                28,284    24,517
                                                   --------  --------
Cash and cash equivalents at end of period         $ 19,239  $ 11,343
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

                                 5 of 9

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)


Note 1:

The consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the "Company") as of October 31, 1997 and 1996, and the related consolidated statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The consolidated financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 1998.

It is not considered necessary to include detailed footnote information as of October 31, 1997 and 1996. The financial information should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Nordstrom 1996 Annual Report to Shareholders.

In the opinion of management, the consolidated financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom, Inc. and subsidiaries as of October 31, 1997 and 1996, and the results of their operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.

Note 2: The summarized unaudited combined results of operations of Nordstrom Credit, Inc. and Nordstrom National Credit Bank are as follows:

                                 Three Months          Nine Months
                               Ended October 31,    Ended October 31,
                                1997      1996       1997      1996
                              --------  --------   --------  --------
 Total revenue                 $30,841   $34,780    $93,262  $113,144
 Earnings before income
   taxes                        12,487    14,663     32,160    36,589
 Net earnings                    7,853     9,573     20,256    23,429

Note 3:

Statement of Financial Accounting Standards No. 128, which will be effective for earnings per share calculations after December 15, 1997, will not significantly affect the calculation of the Company's earnings per share.










                                 6 of 9

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Management Discussion and Analysis section of the Nordstrom 1996 Annual Report to Shareholders.

Results of Operations:
----------------------
During the third quarter of 1997, sales increased 10.7% when compared with the same quarter in 1996. For the nine-month period, sales increased 8.5% compared to the same period in 1996. Comparable store sales increased by 4.7% for the quarter and 3.6% for the nine-month period, with the remainder of the increase coming from new units and from the Company's direct sales catalog division. The positive trend in comparable store sales results reflects steady improvements in the Company's women's apparel departments. Comparable store sales increases have remained strong in the fourth quarter.

Cost of sales and related buying and occupancy costs decreased as a percentage of sales for the quarter and nine-month period as compared to the corresponding periods in 1996. For the quarter and nine-month period, the decrease was due primarily to higher merchandise margins resulting from higher markups and lower markdowns. Occupancy costs decreased as a percentage of sales for the quarter and nine-month period, due primarily to leverage achieved through comparable store sales growth, which was partially offset by increases attributable to new store openings.

Selling, general and administrative expenses increased as a percentage of sales during the quarter as compared to the corresponding period in 1996 due primarily to higher sales promotion costs for the Company's direct sales catalog division as well as new store openings. The increase was partially offset by decreased employee benefit costs and credit expenses. Selling, general and administrative expenses decreased as a percentage of sales during the nine-month period as compared to the corresponding period in 1996. The decrease is due primarily to reduced bad debt expense as a result of the securitization of the Company's VISA credit card receivables in August 1996 and a decrease in employee benefit costs. These decreases were partially offset by higher sales promotion costs for the Company's direct sales catalog division.

For the quarter and the nine-month period, interest expense decreased as a percentage of sales when compared to the corresponding periods in 1996, due primarily to lower levels of short-term debt outstanding as a result of the securitization of the Company's VISA credit card receivables.

Service charge income and other, net decreased as a percentage of sales for the quarter compared to the corresponding period in 1996. The decrease is due primarily to net losses from market value adjustments to the portions of the securitized VISA receivables owned by the Company, compared to net gains in the prior year. Also, in 1996 there was a gain on the sale of equipment totaling $3.1 million ($.02 per share after income taxes). For the nine-month period, service charge income and other, net decreased as a percentage of sales when compared to the corresponding period in 1996 due primarily to a reduction in revenues from the Company's VISA card program as a result of the securitization of these receivables in August 1996.



                                 7 of 9

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


Financial Condition:
--------------------
During the first quarter of 1997, Nordstrom Credit, Inc. filed a shelf registration statement on Form S-3 to register up to $250 million in debt securities, and issued $92.4 million in medium-term notes under the registration.

On July 24, 1997, the Company entered into a revolving line of credit agreement with a group of commercial banks which provides for borrowings of up to $200 million and expires in July 2002. There are no borrowings on the line of credit at October 31, 1997.

On October 2, 1997, the Company established a new $200 million commercial paper program. The revolving line of credit is available as liquidity support for the commercial paper program.

The Company's working capital at October 31, 1997 decreased when compared to October 31, 1996 due primarily to an increase in the current portion of long-term debt and short-term debt.

In April, 1997, the Company completed its second repurchase of $100 million of its outstanding common stock as approved by the Board of Directors at its November 1996 meeting. To date, the Company has purchased $24.6 million of a third $100 million stock repurchase authorized in February, 1997.

During the quarter, the Company opened three new full-line stores at Roosevelt Field on Long Island, New York, Westfarms Mall in West Hartford, Connecticut and Beachwood Place in Cleveland, Ohio. The Company also opened a Rack at The Mall at the Source in Hempstead, New York, and two Faconnable boutiques; one in Beverly Hills, California and another in Costa Mesa, California. Construction is progressing as planned on new stores scheduled to open in 1998.


                       PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------
The Company is not involved in any material pending legal proceedings, other than routine litigation in the ordinary course of business.















                                 8 of 9

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
     --------
     (10.1) Commercial Paper Dealer Agreement dated October 2, 1997 between Registrant and Bancamerica Securities, Inc. is filed herein as an Exhibit.

     (10.2) Commercial Paper Agreement dated October 2, 1997 between Registrant and Credit Suisse First Boston Corporation is filed herein as an Exhibit.

     (10.3) Issuing and Paying Agency Agreement dated October 2, 1997 between Registrant and First Trust of New York, N.A. is filed herein as an Exhibit.

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



                                              NORDSTROM, INC.
                                                (Registrant)


                             /s/                       John A. Goesling
                             ------------------------------------------
                                                       John A. Goesling
                                 Executive Vice President and Treasurer
                            (Principal Financial and Accounting Officer)


Date:  December 9, 1997
------------------------





                                 9 of 9

NORDSTROM, INC. AND SUBSIDIARIES

Exhibit Index

Exhibit                                     Method of Filing
-------                                     ----------------
10.1  Commercial Paper Dealer               Filed herewith electronically
      Agreement dated October 2, 1997
      between Registrant and Bancamerica
      Securities, Inc.

10.2  Commercial Paper Agreement            Filed herewith electronically
      dated October 2, 1997 between
      Registrant and Credit Suisse First
      Boston Corporation

10.3  Issuing and Paying Agency Agreement   Filed herewith electronically
      dated October 2, 1997 between
      Registrant and First Trust of New
      York, N.A.

27.1  Financial Data Schedule               Filed herewith electronically