Form 10-K
period 1998-01-31
NORDSTROM INC
filed 1998-03-31
CIK 72333

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended January 31, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /




                                    1 of 15

On March 20, 1998, 74,303,996 shares of common stock were outstanding, and the aggregate market value of those shares (based upon the closing price as reported by NASDAQ) held by non-affiliates was approximately $2.8 billion.


                   Documents Incorporated by Reference:
Portions of Nordstrom, Inc. 1997 Annual Report to Shareholders
    (Parts I, II and IV)
Portions of Proxy Statement for 1998 Annual Meeting of Shareholders
    (Part III)















































                                    2 of 15

                                 PART I
Item 1.  Business.
------------------

Nordstrom, Inc. (the "Company") was incorporated in the State of Washington in 1946 as successor to a retail shoe business started in 1901. As of January 31, 1998, the Company operated 65 large specialty stores in Alaska, California, Colorado, Connecticut, Illinois, Indiana, Maryland, Michigan, Minnesota, New Jersey, New York, Ohio, Oregon, Pennsylvania, Texas, Utah, Virginia, and Washington, selling a wide selection of apparel, shoes and accessories for women, men and children.

The Company also operates 21 stores under the name "Nordstrom Rack" and one clearance store which serve as outlets for clearance merchandise from the Company's large specialty stores. The Racks also purchase merchandise directly from manufacturers. The Racks are located in California, Illinois, Maryland, New York, Oregon, Pennsylvania, Utah, Virginia, and Washington.

The Company also operates three specialty boutiques in New York and California under the name "Faconnable", and two free-standing shoe stores located in Hawaii. In addition, the Company operates a Direct Sales Division which commenced operations in January 1994 with the mailing of its first catalog.

In February 1998, the Company opened a large specialty store in Atlanta, Georgia. In March 1998, the Company opened a large specialty store in Overland Park, Kansas and a new Rack store in Hillsboro, Oregon. In August 1998, the Company will open a new flagship store in downtown Seattle, Washington, and in September 1998, a large specialty store in Scottsdale, Arizona. In addition, the Company will open new Racks in Bloomington, Minnesota, in May 1998, in San Jose, California, in July 1998 and in Littleton, Colorado, in September 1998. In 1999, four new large specialty stores are planned to open in Norfolk, Virginia, Providence, Rhode Island, Mission Viejo, California, and Columbia, Maryland. The Company also plans to replace an existing store in Spokane, Washington and complete the expansion and remodeling of a store in San Diego, California in 1999.

The Company regularly employs on a full or part-time basis an average of approximately 41,000 employees. Due to the seasonal nature of the Company's business, the number increased to approximately 49,000 employees in July for the Company's anniversary sale, and in December for the Christmas selling season.

The Company's business is highly competitive. Its stores compete with other national, regional and local retail establishments within its operating areas which carry similar lines of merchandise, including department stores, specialty stores, boutiques, and mail order businesses. The Company believes the principal methods of competing in its industry include customer service, value, fashion, advertising, store location and depth of selection.

Certain other information required under Item 1 is contained within the following sections of the Company's 1997 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

           Management Discussion and Analysis
           Note 1 in Notes to Consolidated Financial Statements
           Note 13 in Notes to Consolidated Financial Statements
           Retail Store Facilities


                                    3 of 15

Executive Officers of the Registrant
------------------------------------

                                               Officer
       Name          Age      Title             Since      Family Relationship
-------------------- --- ------------------    -------     -------------------
Jammie Baugh         44   Executive Vice        1990              None
                           President

Gail A. Cottle       46   Executive Vice        1985              None
                           President

John A. Goesling     52   Executive Vice        1980              None
                           President and Treasurer

Jack F. Irving       53   Executive Vice        1980              None
                           President

Robert J. Middlemas  41   Executive Vice        1993              None
                           President

Blake W. Nordstrom   37   Co-President          1991   Brother of Erik B. and
                                                         Peter E. Nordstrom

Erik B. Nordstrom    34   Co-President          1995   Brother of Blake W. and
                                                         Peter E. Nordstrom

J. Daniel Nordstrom  35   Co-President          1995   Brother of William E.
                                                         Nordstrom and cousin
                                                         of James A. Nordstrom

James A. Nordstrom   36   Co-President          1991   Cousin of J. Daniel and
                                                         William E. Nordstrom

Peter E. Nordstrom   35   Co-President          1995   Brother of Blake W. and
                                                         Erik B. Nordstrom

William E. Nordstrom 34   Co-President          1995   Brother of J. Daniel
                                                         Nordstrom and cousin
                                                         of James A. Nordstrom

James R. O'Neal      39   Executive Vice        1997            None
                           President

John J. Whitacre     45   Chairman of the       1989            None
                           Board of Directors

Martha S. Wikstrom   41   Executive Vice        1991            None
                           President

All of the above people that have not been officers for the past five years have been full-time employees of the Company during that period. The officers are re-elected annually by the Board of Directors following each year's Annual Meeting of Shareholders. Officers serve at the discretion of the Board of Directors.


                                    4 of 15

Item 2.  Properties.
--------------------

The following table summarizes at January 31, 1998 the number of stores owned or operated by the Company and the percentage of total store area represented by each listed category:
                                     Number of     % of total store
                                      stores        square footage
                                     ---------     ----------------
         Owned Stores                   21                24%
         Leased Stores                  39                24
         Owned on leased land           29                48
         Partly owned & partly leased    3                 4

                                     ---------     ----------------
                                        92               100%
                                     =========     ================

The Company also operates seven merchandise distribution centers, five which are owned, one which is leased, and one which is owned on leased land. The Company leases its principal offices in Seattle, Washington, and owns an office building in the Denver, Colorado metropolitan area which serves as the principal offices of Nordstrom Credit, Inc. and Nordstrom National Credit Bank.

Certain other information required under this item is included in the following sections of the Company's 1997 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

           Note 7 in Notes to Consolidated Financial Statements
           Retail Store Facilities


Item 3.  Legal Proceedings.
---------------------------

The Company is not involved in any material pending legal proceedings, other than routine litigation in the ordinary course of business.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
         None












                                    5 of 15

                                PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.
----------------------------------------------------------------------

The Company's Common Stock, without par value, is traded on the NASDAQ National Market under the symbol "NOBE." The approximate number of holders of Common Stock as of March 20, 1998 was 61,300.

Certain other information required under this item with respect to stock prices and dividends is included in the following sections of the Company's 1997 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

           Financial Highlights
           Stock Trading
           Consolidated Statements of Shareholders' Equity
           Note 9 in Notes to Consolidated Financial Statements
           Note 14 in Notes to Consolidated Financial Statements

Item 6.  Selected Financial Data.
---------------------------------

The information required under this item is included in the following section of the Company's 1997 Annual Report to Shareholders, which section is incorporated by reference herein from Exhibit 13.1 of this report:

           Ten-Year Statistical Summary

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------------------------------------------------------------------------

The information required under this item is included in the following sections of the Company's 1997 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

           Management Discussion and Analysis
           Note 6 in Notes to Consolidated Financial Statements

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
---------------------------------------------------------------------

The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company's major market risk relates to a portion of its customer accounts receivable, which have a stated, as opposed to a floating, rate of interest. These receivables are financed through a combination of fixed and floating rate debt. The relationship between fixed and floating rate debt varies depending on market conditions.

A portion of the Company's accounts receivable has been securitized through a trust. The rate on these receivables varies with changes in the published prime rate and the funding of the trust varies with changes in commercial paper rates. The interest rate risk on these receivables is therefore relatively small.


                                    6 of 15

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          (continued)
--------------------------------------------------------------------

The Company does not enter into speculative derivative transactions or leveraged swap agreements. The derivative instruments that the Company owns are not held as investments, and it is the Company's intent to hold such instruments for their respective terms. Therefore, changes in their fair values will not have a significant effect on the Company's operations, cash flows or financial position.

The Company has no international operations. The Company imports for its own account merchandise for sale in its stores which amounted to approximately $467 million in 1997. Most of this merchandise is imported under letters of credit denominated in U.S. dollars. A portion of letters of credit denominated in foreign currencies are hedged under foreign exchange forward contracts.

The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity. All items described in the table are non-trading and are stated in U.S. dollars.

                                                                                                  Fair Value
                                                                                                 January 31,
In thousands                 1998     1999     2000     2001     2002     Thereafter    Total        1998
------------------------------------------------------------------------------------------------------------
INTEREST RATE RISK

ASSETS
Short-term
  investments            $ 15,690                                                    $ 15,690       $ 15,690
    Average interest
      rate                   5.6%                                                        5.6%

LIABILITIES
Notes payable &
  commercial paper        263,767                                                     263,767        263,767
    Average interest
      rate                   5.5%                                                        5.5%

Long-term debt - Fixed    100,505  $58,552  $58,211  $11,000  $76,750        103,975  408,993        419,027
    Average interest
      rate                   9.2%     6.9%     7.6%     8.7%     7.3%           6.7%     7.6%

Interest rate swaps -
  Variable to Fixed
  (notional amount)        50,000                                                                      1,621
  Average pay rate           5.7%
  Average receive rate       9.6%

Interest rate lock
  agreement (notional
  amount)                 175,000                                                                        932
  Average interest rates     5.8%

FOREIGN EXCHANGE RATE RISK

FORWARD CONTRACTS
Contract notional amounts -
  Italian lira purchased      401                                                                        384
    Average contractual
      exchange rate         1.737


                                    7 of 15

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

The information required under this item is included in the following sections of the Company's 1997 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

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


                                PART III

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

The information required under this item with respect to the Company's Directors and compliance with Section 16(a) of the Exchange Act is included in the following sections of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

           Election of Directors
           Compliance with Section 16(a) of the Exchange Act of 1934

The information required under this item with respect to the Company's Executive Officers is incorporated by reference from Part I, Item 1 of this report under "Executive Officers of the Registrant".

Item 11. Executive Compensation.
--------------------------------

The information required under this item is included in the following sections of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

           Compensation of Executive Officers in the Year Ended
              January 31, 1998
           Compensation and Stock Option Committee Report on Fiscal Year
              1997 Executive Compensation
           Compensation of the Chief Executive Officer
           Stock Price Performance
           Compensation of Directors
           Compensation Committee Interlocks and Insider Participation



                                    8 of 15

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The information required under this item is included in the following section of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders, which section is incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

           Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

The information required under this item is included in the following sections of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

         Election of Directors
         Compensation Committee Interlocks and Insider Participation Certain Relationships and Related Transactions


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

(a)2.    Financial Statement Schedules
         -----------------------------

                                                                    Page
                                                                    ----
         Independent Auditors' Consent and Report on Schedule        14
         II - Valuation and Qualifying Accounts                      15

         Other schedules for which provision is made in Regulation S-X are not required, are inapplicable, or the information is included in the Company's 1997 Annual Report to Shareholders as incorporated by reference herein from Exhibit 13.1 of this report.




                                    9 of 15

(a)3. Exhibits
      --------

     (3.1) Articles of Incorporation of the Registrant are hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1989, Exhibit A.

     (3.2) By-laws of the Registrant, as amended, are filed herein as an Exhibit.

     (4.1) Trustee Resignation of Wells Fargo Bank (Colorado), N.A., (as successor to First Interstate Bank of Denver, N.A.), dated March 20, 1997 is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1997,
            Exhibit 4.2.

     (4.2) Trustee Acceptance of Norwest Bank Colorado, N.A., dated March 20, 1997 is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1997,
            Exhibit 4.3.

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

    (10.4) The 1993 Non-Employee Director Stock Incentive Plan is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1994, Exhibit 10.4.

    (10.5) Investment Agreement dated October 8, 1984 between the Registrant and Nordstrom Credit, Inc. is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10, Exhibit 10.1.

    (10.6) Operating Agreement for VISA Accounts and Receivables dated May 1, 1994 between Nordstrom Credit, Inc. and Nordstrom National Credit Bank is hereby incorporated by reference from Registration No. 33-55905, Exhibit 10.1.

    (10.7) Agreement to terminate the Operating Agreement for VISA Accounts and Receivables dated May 1, 1994 between Nordstrom Credit, Inc. and Nordstrom National Credit Bank, dated August 14, 1996 is hereby incorporated by reference from the Nordstrom Credit, Inc. Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.1.


                                    10 of 15

(a)3. Exhibits
      --------

    (10.8) Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, is hereby incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.1.

    (10.9) Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank, Nordstrom Credit, Inc. and Norwest Bank Colorado, N.A., as trustee, is hereby incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.2.

   (10.10) Transfer and Administration Agreement dated August 14, 1996 between Nordstrom National Credit Bank, Enterprise Funding Corporation and Nationsbank, N.A. is hereby incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.3.

   (10.11) Receivables Purchase Agreement dated August 14, 1996 between Registrant and Nordstrom Credit, Inc. is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1997, Exhibit 10.12.

   (10.12) The Nordstrom, Inc. 1997 Stock Option Plan is hereby incorporated by reference from the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders.

   (10.13) Credit Agreement dated July 24, 1997 between Registrant and a group of commercial banks is hereby incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997, Exhibit 10.1.

   (10.14) Credit Agreement dated July 24, 1997 between Nordstrom Credit, Inc. and a group of commercial banks is hereby incorporated by reference from the Nordstrom Credit, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 1997, Exhibit 10.1.

   (10.15) Commercial Paper Dealer Agreement dated October 2, 1997 between Registrant and Bancamerica Securities, Inc. is hereby incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.1.

   (10.16) Commercial Paper Agreement dated October 2, 1997 between Registrant and Credit Suisse First Boston Corporation is hereby incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.2.

   (10.17) Issuing and Paying Agency Agreement dated October 2, 1997 between Registrant and First Trust of New York, N.A. is hereby incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.3.



                                    11 of 15

(a)3. Exhibits
      --------

   (10.18) Amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank, Nordstrom Credit, Inc. and Norwest Bank Colorado, N.A., as trustee, dated December 10, 1997 is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 1998, Exhibit 10.13.

    (13.1) The Company's 1997 Annual Report to Shareholders is filed herein as an Exhibit.

    (21.1) List of the Registrant's Subsidiaries is filed herein as an Exhibit.

    (23.1) Independent Auditors' Consent and Report on Schedule is on page 14 of this report.

    (27.1)  Financial Data Schedule is filed herein as an Exhibit.

    (27.2) Restated Financial Data Schedule for the year ended January 31, 1996 is filed herein as an Exhibit.

    (27.3) Restated Financial Data Schedule for the year ended January 31, 1995 is filed herein as an Exhibit.

      All other exhibits are omitted because they are not applicable, not required, or because the required information is included in the Company's 1997 Annual Report to Shareholders.

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

Date   March 31, 1998        by  /s/                   John A. Goesling
       --------------        ------------------------------------------
                                                       John A. Goesling
                                 Executive Vice President and Treasurer
                           (Principal Accounting and Financial Officer)









                                    12 of 15

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Principal Accounting and               Principal Executive Officer:
Financial Officer:


/s/            John A. Goesling        /s/             John J. Whitacre
-------------------------------        --------------------------------
               John A. Goesling                        John J. Whitacre
       Executive Vice President                   Chairman and Director
                  and Treasurer

Directors:


/s/          D. Wayne Gittinger        /s/            John N. Nordstrom
-------------------------------        --------------------------------
             D. Wayne Gittinger                       John N. Nordstrom
                       Director                                Director

/s/      Enrique Hernandez, Jr.        /s/       Alfred E. Osborne, Jr.
-------------------------------        --------------------------------
         Enrique Hernandez, Jr.                  Alfred E. Osborne, Jr.
                       Director                                Director

/s/            Charles A. Lynch        /s/       William D. Ruckelshaus
-------------------------------        --------------------------------
               Charles A. Lynch                  William D. Ruckelshaus
                       Director                                Director

/s/           Ann D. McLaughlin        /s/  Elizabeth Crownhart Vaughan
-------------------------------        --------------------------------
              Ann D. McLaughlin             Elizabeth Crownhart Vaughan
                       Director                                Director

/s/            John A. McMillan       /s/              John J. Whitacre
-------------------------------       ---------------------------------
               John A. McMillan                        John J. Whitacre
                       Director      Chairman of the Board of Directors

/s/          Bruce A. Nordstrom
-------------------------------
             Bruce A. Nordstrom
                       Director


Date     March 31, 1998
    ------------------------






                                    13 of 15

                               Exhibit 23.1

            INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULE



Shareholders and Board of Directors
Nordstrom, Inc.

We consent to the incorporation by reference in Registration Statements Nos. 33-18321 and 33-28882 of Nordstrom, Inc. on Form S-8 of our reports dated March 17, 1998 appearing in and incorporated by reference in this Annual Report on Form 10-K of Nordstrom, Inc. and subsidiaries for the year ended January 31, 1998.

We have audited the consolidated financial statements of Nordstrom, Inc. and subsidiaries as of January 31, 1998 and 1997, and for each of the three years in the period ended January 31, 1998, and have issued our report thereon dated March 17, 1998; such financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Nordstrom, Inc. and subsidiaries, listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
March 31, 1998
Seattle, Washington
























                                    14 of 15

                     NORDSTROM, INC. AND SUBSIDIARIES

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                         (Dollars in thousands)

       Column A             Column B     Column C      Column D    Column E
      ----------           ----------   ----------   ----------   ---------

                                        Additions    Deductions
                                        ----------   ----------
                                                      Account
                           Balance at   Charged to   write-offs    Balance
                           beginning    costs and      net of     at end of
Description                of period    expenses     recoveries    period
-----------                ----------   ----------   ----------   ---------
Allowance for doubtful accounts:

Year ended:

  January 31, 1996            $22,958      $39,589     $33,154      $29,393

  January 31, 1997            $29,393      $51,352     $53,952      $26,793

  January 31, 1998            $26,793      $40,440     $36,849      $30,384




























                                    15 of 15

NORDSTROM INC. AND SUBSIDIARIES

Exhibit Index
Exhibit                                          Method of Filing
-------                                          ----------------
 3.1  Articles of Incorporation                  Incorporated by reference
                                                   from the Registrant's Form
                                                   10-K for the year ended
                                                   January 31, 1989,
                                                   Exhibit A.

 3.2  By-laws, as amended                        Filed herewith electronically

 4.1  Trustee Resignation of Wells Fargo         Incorporated by reference
        Bank (Colorado), N.A., dated               from the Registrant's Form
        March 20, 1997                             10-K for the year ended
                                                   January 31, 1997, Exhibit
                                                   4.2.

 4.2  Trustee Acceptance of Norwest Bank         Incorporated by reference
        Colorado, N.A., dated March 20,            from the Registrant's Form
        1997                                       10-K for the year ended
                                                   January 31, 1997, Exhibit
                                                   4.3.

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

10.3  Nordstrom Supplemental Retirement Plan     Incorporated by reference
                                                   from the Registrant's Form
                                                   10-K for the year ended
                                                   January 31, 1993, Exhibit
                                                   10.3.

10.4  1993 Non-Employee Director Stock           Incorporated by reference
        Incentive Plan                             from the Registrant's Form
                                                   10-K for the year ended
                                                   January 31, 1994, Exhibit
                                                   10.4.

10.5  Investment Agreement dated October 8,      Incorporated by reference
        1984 between the Registrant and            from the Nordstrom Credit,
        Nordstrom Credit, Inc.                     Inc. Form 10, Exhibit 10.1.

10.6  Operating Agreement for VISA Accounts      Incorporated by reference
        and Receivables dated May 1, 1994          from Registration No. 33-
        between Nordstrom Credit, Inc. and         55905, Exhibit 10.1.
        Nordstrom National Credit Bank

Exhibit Index (continued)
-------------------------

10.7  Agreement to terminate the Operating       Incorporated by reference
        Agreement for VISA Accounts and            from the Nordstrom Credit,
        Receivables dated May 1, 1994              Inc. Quarterly Report on
        between Nordstrom Credit, Inc.             Form 10-Q for the quarter
        and Nordstrom National Credit              ended October 31, 1996,
        Bank, dated August 14, 1996                Exhibit 10.1

10.8  Master Pooling and Servicing               Incorporated by reference
        Agreement dated August 14, 1996            from the Registrant's
        between Nordstrom National Credit          Quarterly Report on Form
        Bank and Norwest Bank Colorado,            10-Q for the quarter ended
        N.A., as trustee                           October 31, 1996, Exhibit
                                                   10.1.

10.9  Series 1996-A Supplement to Master         Incorporated by reference
        Pooling and Servicing Agreement            from the Registrant's
        dated August 14, 1996 between              Quarterly Report on Form
        Nordstrom National Credit Bank,            10-Q for the quarter ended
        Nordstrom Credit, Inc. and Norwest         October 31, 1996, Exhibit
        Bank Colorado, N.A., as trustee            10.2.

10.10 Transfer and Administration Agreement      Incorporated by reference
        dated August 14, 1996 between              from the Registrant's
        Nordstrom National Credit Bank,            Quarterly Report on Form
        Enterprise Funding Corporation and         10-Q for the quarter ended
        Nationsbank, N.A.                          October 31, 1996, Exhibit
                                                   10.3.

10.11 Receivables Purchase Agreement             Incorporated by reference
        dated August 14, 1996 between              from the Registrant's Form
        Registrant and Nordstrom Credit,           10-K for the year ended
        Inc.                                       January 31, 1997, Exhibit
                                                   10.12.

10.12 1997 Nordstrom Stock Option Plan           Incorporated by reference
                                                   from the Registrant's Proxy
                                                   Statement for the 1997
                                                   Annual Meeting of
                                                   Shareholders.

10.13 Credit Agreement dated July 24,            Incorporated by reference
        between Registrant and a group             from the Registrant's
        of commercial banks                        Quarterly Report on Form
                                                   Q for the quarter ended July
                                                   31, 1997, Exhibit 10.1.

10.14 Credit Agreement dated July 24,            Incorporated by reference
        between Nordstrom Credit, Inc.             from the Nordstrom Credit,
        and a group of commercial banks            Inc. Quarterly Report on
                                                   Form 10-Q for the quarter
                                                   ended July 31, 1997, Exhibit
                                                   10.1.

10.15 Commercial Paper Dealer Agreement          Incorporated by reference
        dated October 2, 1997 between              from the Registrant's
        Registrant and Bancamerica                 Quarterly Report on form
        Securities, Inc.                           10-Q for the quarter ended
                                                   October 31, 1997, Exhibit
                                                   10.1.
Exhibit Index (continued)
-------------------------

10.16 Commercial Paper Agreement dated           Incorporated by reference
        October 2, 1997 between Registrant         from the Registrant's
        and Credit Suisse First Boston             Quarterly Report on Form
        Corporation                                10-Q for the quarter ended
                                                   October 31, 1997, Exhibit
                                                   10.2.

10.17 Issuing and Paying Agency Agreement        Incorporated by reference
        dated October 2, 1997 between              from the Registrant's
        Registrant and First Trust of New          Quarterly Report on Form
        York, N.A.                                 10-Q for the quarter ended
                                                   October 31, 1997, Exhibit
                                                   10.3.

10.18 Amendment to the Series 1996-A             Incorporated by reference
        Supplement to Master Pooling and           from the Nordstrom Credit, Inc.
        Servicing Agreement dated August           Form 10-K for the year ended
        14, 1996 between Nordstrom National        January 31, 1998, Exhibit
        Credit Bank, Nordstrom Credit, Inc.        10.13.
        and Norwest Bank Colorado, N.A., as
        trustee, dated December 10, 1997

13.1  1997 Annual Report to Shareholders         Filed herewith electronically

21.1  Subsidiaries of the Registrant             Filed herewith electronically

23.1  Independent Auditors' Consent
        and Report on Schedule                   Filed herewith electronically

27.1  Financial Data Schedule                    Filed herewith electronically

27.2  Restated Financial Data Schedule           Filed herewith electronically
        for the year ended January 31,
        1996

27.3  Restated Financial Data Schedule           Filed herewith electronically
        for the year ended January 31,
        1995