Form 10-K/A
period 1998-01-31
NORDSTROM INC
filed 1998-05-29
CIK 72333

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K/A-1

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




                                    1 of 8

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















































                                    2 of 8

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

The Company has a major presence in numerous markets across the country, and an economic downturn or other significant event within one of these markets may have a material effect on the Company's operating results.

The Company purchases merchandise from many suppliers, no one of which accounted for more than 3% of 1997 net purchases. The Company believes that it is not dependent on any one supplier, and considers its relations with its suppliers to be satisfactory.

The Company has approximately 70 trademarks. With the exception of the Federally registered names "Nordstrom", "Classiques Entier", "Evergreen", "Preview Collection" and "Preview International", the loss or abandonment of any particular trademark would not have a significant impact on the operations of the Company.

Due to the Company's anniversary sale in July and holidays in December, sales are higher in the second and fourth quarters of the fiscal year than in the first and third quarters. The Company regularly employs on a full or part-time basis an average of approximately 41,000 employees. Due to the seasonal nature of the Company's business, the number increased to approximately 49,000 employees in July, and again in December.


                                    3 of 8

------------------------------

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


Executive Officers of the Registrant
------------------------------------

                                               Officer
       Name          Age      Title             Since      Family Relationship
-------------------- ---  -----------------    -------     -------------------
Jammie Baugh         44   Executive Vice        1990              None
                           President

Gail A. Cottle       46   Executive Vice        1985              None
                           President

John A. Goesling     52   Executive Vice        1980              None
                           President and Treasurer

Jack F. Irving       53   Executive Vice        1980              None
                           President

Robert J. Middlemas  41   Executive Vice        1993              None
                           President

Blake W. Nordstrom   37   Co-President          1991   Brother of Erik B. and
                                                         Peter E. Nordstrom

Erik B. Nordstrom    34   Co-President          1995   Brother of Blake W. and
                                                         Peter E. Nordstrom

J. Daniel Nordstrom  35   Co-President          1995   Brother of William E.
                                                         Nordstrom and cousin
                                                         of James A. Nordstrom

James A. Nordstrom   36   Co-President          1991   Cousin of J. Daniel and
                                                         William E. Nordstrom

Peter E. Nordstrom   35   Co-President          1995   Brother of Blake W. and
                                                         Erik B. Nordstrom

                                    4 of 8

------------------------------------------------

                                               Officer
       Name          Age      Title             Since      Family Relationship
-------------------- ---  -----------------    -------     -------------------
William E. Nordstrom 34   Co-President          1995   Brother of J. Daniel
                                                         Nordstrom and cousin
                                                         of James A. Nordstrom

James R. O'Neal      39   Executive Vice        1997            None
                           President

John J. Whitacre     45   Chairman of the       1989            None
                           Board of Directors

Martha S. Wikstrom   41   Executive Vice        1991            None
                           President

Jammie Baugh has been Executive Vice President - Northwest General Manager since 1997. Prior thereto she served as Executive Vice President - General Manager Southern California since 1991.

Gail A. Cottle has been Executive Vice President - Product Development since
1992.

John A. Goesling has been Executive Vice President - Finance and Treasurer since 1991.

Jack F. Irving has been Executive Vice President - Faconnable since 1995. Prior thereto he served as Executive Vice President - Men's Wear since 1991.

Robert J. Middlemas has been Executive Vice President - Midwest General Manager since 1997. Prior thereto he served as Vice President - General Manager Midwest since 1993.

Blake W. Nordstrom has been Co-President since 1995 and is currently responsible for Shoes, Rack Division and Operations. Prior thereto, he served as Vice President - General Manager Washington/Alaska since 1991.

Erik B. Nordstrom has been Co-President since 1995 and is currently responsible for Midwest Group, Women's Fashions (Encore, Petites, Point of View, Town Square, Personal Touch) and Product Development. Prior thereto, he served as Store/Regional Manager - Minnesota since 1992.

J. Daniel Nordstrom has been Co-President since 1995 and is currently responsible for East Coast Group, Direct Sales, Men's Wear, Information Services, Inventory Management System and Credit. Prior thereto, he served as General Manager Direct Sales since 1993.

James A. Nordstrom has been Co-President since 1995 and is currently responsible for Northwest Group, Women's Designer Apparel (Collectors, Couture, Gallery, Individualist, Savvy, Studio 121), Faconnable, Real Estate and Store Planning. Prior thereto, he served as Vice President - General Manager Northern California Region since 1991.

                                    5 of 8

------------------------------------------------

Peter E. Nordstrom has been Co-President since 1995 and is currently responsible for California Group, Brass Plum, Kid's Wear, Women's Specialty (Hosiery, Lingerie, Women's Active), Human Resources, Diversity Affairs and Sales Promotion. Prior thereto, he served as Regional Manager Orange County since 1991.

William E. Nordstrom has been Co-President since 1995 and is currently responsible for Accessories (Fashion Jewelry, Fine Jewelry, Gifts, Handbags), Cosmetics, Airplanes, Restaurant, Expense/Budget, Finance and Investor Relations. He served as Corporate Merchandise Manager Accessories in 1995. Prior thereto, he served as Corporate Merchandise Manager Nordstrom Rack from 1992 to 1995.

James R. O'Neal has been Executive Vice President - California General Manager since 1997 and served as Vice President - Northern California in 1997. Prior thereto, he served as General Manager Northern California from 1995 to 1997, and served as City Regional Manager from 1993 to 1995.

John J. Whitacre has been Chairman and Chief Executive Officer since 1996, and served as Co-Chairman from 1995 to 1996. Prior thereto, he served as Co-President - Shoes, Men's Wear, Operations, Finance, Product Development, Restaurant, Credit, Inventory Management Systems and Direct Sales since 1991.

Martha S. Wikstrom has been Executive Vice President - East Coast General Manager since 1997. Prior thereto, she served as Vice President - General Manager Capital since 1991.

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


                                    6 of 8

--------------------------------

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

           Note 7 in Notes to Consolidated Financial Statements
           Note 10 in Notes to Consolidated Financial Statements
           Retail Store Facilities




                               Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      NORDSTROM, INC.
         (Registrant)

Date     May 29, 1998        by  /s/                   John A. Goesling
         ------------        ------------------------------------------
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


Principal Accounting and               Principal Executive Officer:
Financial Officer:


/s/            John A. Goesling        /s/             John J. Whitacre
-------------------------------        --------------------------------
               John A. Goesling                        John J. Whitacre
       Executive Vice President                   Chairman and Director
                  and Treasurer





                                    7 of 8

Directors:

/s/          D. Wayne Gittinger      /s/              John N. Nordstrom
-------------------------------      ----------------------------------
             D. Wayne Gittinger                       John N. Nordstrom
                       Director                                Director

/s/      Enrique Hernandez, Jr.      /s/         Alfred E. Osborne, Jr.
-------------------------------      ----------------------------------
         Enrique Hernandez, Jr.                  Alfred E. Osborne, Jr.
                       Director                                Director

/s/            Charles A. Lynch      /s/         William D. Ruckelshaus
-------------------------------      ----------------------------------
               Charles A. Lynch                  William D. Ruckelshaus
                       Director                                Director

/s/           Ann D. McLaughlin      /s/    Elizabeth Crownhart Vaughan
-------------------------------      ----------------------------------
              Ann D. McLaughlin             Elizabeth Crownhart Vaughan
                       Director                                Director

/s/            John A. McMillan      /s/               John J. Whitacre
-------------------------------      ----------------------------------
               John A. McMillan                        John J. Whitacre
                       Director      Chairman of the Board of Directors

/s/          Bruce A. Nordstrom
-------------------------------
             Bruce A. Nordstrom
                       Director



Date     May 29, 1998
    ----------------------






















                                    8 of 8