Form 10-Q
period 1998-04-30
NORDSTROM INC
filed 1998-06-09
CIK 72333

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1998

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


                          YES   X       NO
                              _____        _____

Common stock outstanding as of May 26, 1998: 74,392,513 shares of common stock.












                                 1 of 10

                     NORDSTROM, INC. AND SUBSIDIARIES
                     --------------------------------
                                 INDEX
                                 -----

                                                                  Page
                                                                  Number
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)

        Consolidated Statements of Earnings
           Three months ended April 30, 1998
           and 1997                                                  3

        Consolidated Balance Sheets
           April 30, 1998 and 1997 and
           January 31, 1998                                          4

        Consolidated Statements of Cash Flows
           Three months ended April 30, 1998
           and 1997                                                  5

        Notes to Consolidated Financial Statements                   6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     8

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                       9

    Item 6.  Exhibits and Reports on Form 8-K                       10



















                                 2 of 10

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
             (dollars in thousands except per share amounts)
                              (unaudited)

                                                  Three Months
                                                 Ended April 30,
                                              ---------------------
                                                  1998       1997
                                              ----------   --------
Net sales                                     $1,040,215   $953,747

Costs and expenses:
  Cost of sales and related buying
    and occupancy                                698,300    646,512
  Selling, general and administrative            309,263    274,287
  Interest, net                                   10,232      7,510
  Service charge income and other, net           (30,417)   (27,911)
                                              ----------   --------
  Total costs and expenses                       987,378    900,398
                                              ----------   --------

Earnings before income taxes                      52,837     53,349
Income taxes                                      20,500     21,000
                                              ----------   --------
Net earnings                                  $   32,337   $ 32,349
                                              ==========   ========
Basic earnings per share                      $      .43   $    .41
                                              ==========   ========
Diluted earnings per share                    $      .43   $    .41
                                              ==========   ========
Cash dividends paid per share of
  common stock outstanding                    $      .14   $   .125
                                              ==========   ========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and in the Nordstrom 1997 Annual Report to Shareholders.


















                                 3 of 10

                     NORDSTROM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)
                               (unaudited)

                                    April 30,   January 31,   April 30,
                                      1998         1998         1997
                                   ----------   ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents        $   19,728   $   24,794   $   49,066
  Accounts receivable, net            596,741      664,448      661,284
  Merchandise inventories             907,322      826,045      823,609
  Prepaid income taxes and other       83,382       79,710       68,612
                                   ----------   ----------   ----------
  Total current assets              1,607,173    1,594,997    1,602,571
Property, buildings and
  equipment, net                    1,261,539    1,252,513    1,184,278
Other assets                           23,342       17,653       18,010
                                   ----------   ----------   ----------
TOTAL ASSETS                       $2,892,054   $2,865,163   $2,804,859
                                   ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                    $  103,252   $  263,767   $  194,040
  Accounts payable                    382,322      321,311      398,748
  Accrued salaries, wages
    and taxes                         157,621      205,273      150,610
  Accrued expenses                     37,674       37,884       34,847
  Accrued income taxes                 24,117       13,242       21,489
  Current portion
    of long-term debt                  51,129      101,129      101,303
                                   ----------   ----------   ----------
  Total current liabilities           756,115      942,606      901,037
Long-term debt                        619,505      319,736      371,469
Deferred lease credits and
  other liabilities                   132,285      127,763      130,422
Shareholders' Equity:
  Common stock, no par:
    250,000,000 shares authorized;
    74,360,740, 76,259,052 and
    77,145,937 shares issued
    and outstanding                   206,321      201,050      184,607
  Retained earnings                 1,177,828    1,274,008    1,217,324
                                   ----------   ----------   ----------
  Total shareholders' equity        1,384,149    1,475,058    1,401,931
                                   ----------   ----------   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY             $2,892,054   $2,865,163   $2,804,859
                                   ==========   ==========   ==========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and in the Nordstrom 1997 Annual Report to Shareholders.

                                 4 of 10

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)
                               (unaudited)

                                                   Three Months
                                                   Ended April 30,
                                                ---------------------
                                                  1998         1997
                                                --------     --------
OPERATING ACTIVITIES:
  Net earnings                                  $ 32,337     $ 32,349
  Adjustments to reconcile net earnings
    to net cash provided by
    operating activities:
      Depreciation and amortization               41,076       36,646
      Change in:
        Accounts receivable, net                  67,707       53,305
        Merchandise inventories                  (81,277)    (103,690)
        Prepaid income taxes and other            (3,672)         995
        Accounts payable                          61,011       88,318
        Accrued salaries, wages and taxes        (47,652)     (39,087)
        Accrued expenses                            (210)      (6,296)
        Income tax liabilities                    10,712        8,368
        Deferred lease credits and other
          liabilities                              4,685         (100)
                                                --------     --------
Net cash provided by operating activities         84,717       70,808
                                                --------     --------
INVESTING ACTIVITIES:
  Additions to property, buildings
    and equipment, net                           (49,929)     (68,307)
  Other                                           (3,112)          (5)
                                                --------     --------
Net cash used in investing activities            (53,041)     (68,312)
                                                --------     --------
FINANCING ACTIVITIES:
 (Decrease) increase in notes payable           (160,515)      30,270
  Proceeds from issuance of long-term debt, net  297,175       91,836
  Principal payments on long-term debt           (50,156)        (210)
  Proceeds from issuance of common stock           5,271        1,209
  Cash dividends paid                            (10,629)      (9,908)
  Purchase and retirement of common stock       (117,888)     (94,911)
                                                --------     --------
Net cash (used in) provided by financing
  activities                                     (36,742)      18,286
                                                --------     --------
Net (decrease)increase in cash and cash
  equivalents                                     (5,066)      20,782
Cash and cash equivalents at
  beginning of period                             24,794       28,284
                                                --------     --------
Cash and cash equivalents at end of period      $ 19,728     $ 49,066
                                                ========     ========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and in the Nordstrom 1997 Annual Report to Shareholders.

                                 5 of 10

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997
                          (dollars in thousands)
                                (unaudited)


Note 1 - Basis of Presentation

The consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the "Company") as of April 30, 1998 and 1997, and the related consolidated statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The consolidated financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 1999.

It is not considered necessary to include detailed footnote information as of April 30, 1998 and 1997. The financial information should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Nordstrom 1997 Annual Report to Shareholders.

In the opinion of management, the consolidated financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom, Inc. and subsidiaries as of April 30, 1998 and 1997, and the results of their operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.

Certain reclassifications of prior year balances have been made for consistent presentation with the current year.

Note 2 - Earnings Per Share

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during the period. Average shares outstanding for the first quarter were 75,110,335 and 78,579,511 in 1998 and 1997.

Diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding during the period plus dilutive common stock equivalents consisting of shares subject to stock options. Average shares outstanding including dilutive shares for the first quarter were 75,379,272 and 78,640,743 in 1998 and 1997.

Options with an exercise price greater than the average market price are not included in the computation of diluted earnings per share. For the first quarter in 1998 and 1997 there were 146,971 and 1,037,038 options with an exercise price greater than the average price.







                                 6 of 10

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997
                          (dollars in thousands)
                                (unaudited)


Note 3 - New Accounting Rules

In March, 1998 the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which requires that certain software costs be capitalized and amortized over the period of use. The Company adopted SOP 98-1 during the quarter ended April 30, 1998, which resulted in an increase in earnings after taxes of $1.7 million ($.02 per share).

As of February 1, 1998, the Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. Adoption of this standard had no material effect on the Company's consolidated financial position, results of operations or cash flows.

The Financial Accounting Standards Board has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes reporting and disclosure standards for an enterprise's operating segments and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employers' disclosures about pension and other postretirement benefit plans. Both statements are effective for the Company's fiscal year ending January 31, 1999. Adoption of these standards will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures.

Note 4 - Credit Card and Financing Subsidiaries

The summarized combined results of operations of Nordstrom Credit, Inc. and Nordstrom National Credit Bank are as follows:

Three Months Ended April 30,                     1998       1997
                                               -------    -------
    Total revenue                              $32,462    $31,806
    Earnings before income taxes                13,798     11,643
    Net earnings                                 8,782      7,373

Note 5 - Stockholders' Equity

During the quarters ended April 30, 1998 and 1997, the Company issued 112,988 and 35,292 shares of common stock, primarily due to the exercise of employee stock options. The Company also repurchased 2,011,300 and 2,524,332 outstanding shares of its common stock during the quarters ended April 30, 1998 and 1997.



                                 7 of 10

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1997
                          (dollars in thousands)
                                (unaudited)


Note 6 - Subsequent Event

On May 19, 1998, the Company's Board of Directors approved a two-for-one stock split on the Company's common stock. One additional share will be issued for each share of common stock held by shareholders of record as of the close of business on June 8, 1998. New shares will be distributed on June 30, 1998.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Management Discussion and Analysis section of the Nordstrom 1997 Annual Report to Shareholders.

Results of Operations:
----------------------

During the first quarter of 1998, sales increased 9.1% when compared with the same quarter in 1997. Sales for comparable stores increased 0.2% during the quarter, with the remainder of the increase coming from new units and from the Company's direct sales catalog division. Early in the quarter, comparable store sales were negatively affected by heavy rains in California. Comparable store sales showed improvement in April, partially due to Easter falling in the month of April in the current year compared to March in the prior year.

Cost of sales and related buying and occupancy costs decreased as a percentage of sales for the quarter as compared to the corresponding period in 1997.
The decrease was due primarily to higher merchandise margins resulting from an improvement in the mix of merchandise styles and sizes in the full-line stores. Buying costs also decreased due to efficiencies gained through restructuring of certain buying responsibilities.

Selling, general and administrative expenses increased as a percentage of sales when compared to the same quarter in 1997 due to several factors.
There were two full-line store openings during the quarter, compared to no store openings in the first quarter of 1997. Expenses increased due to spending on system development projects and computer equipment, and higher sales promotion costs for the Company's direct sales catalog division than in the corresponding period of 1997. Additionally, the Company incurred higher expenses to support implementation of the Company's value-based management program. These increases were partially offset by decreased employee benefit costs and credit expenses.

Interest expense increased as a percentage of sales when compared to the same quarter in 1997 due primarily to higher levels of long-term debt outstanding during the quarter.



                                 8 of 10

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


Financial Condition:
--------------------

The Company's working capital increased at April 30, 1998 when compared to April 30, 1997 due primarily to a decrease in notes payable and the current portion of long-term debt.

In March 1998, the Company issued $300 million of 6.95% Senior Debentures due 2028. Proceeds from the issue were used to repay short-term debt and repurchase the Company's common stock.

In February 1998, the Company completed a repurchase of $100 million of its outstanding common stock as approved by the Board of Directors at its February 1997 meeting. Also, the Company purchased $100.6 million during the quarter of a $400 million stock repurchase program authorized in February, 1998.

During the quarter ended April 30, 1998, the Company opened full-line stores at Perimeter Mall in Atlanta, Georgia and Oak Park Mall in Overland Park, Kansas. The Company also opened a Rack at Tanasbourne Towne Center in Hillsboro, Oregon. On May 8, 1998, a new Rack was opened at the Mall of America in Bloomington, Minnesota. Construction is progressing as planned on new stores scheduled to open later this year and in 1999.


                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

Fatemah Azizian v. Macy's California, Inc.; Federated Department Stores; Bullocks, Inc.; Nordstrom, Inc.; May Department Stores Co.; Nieman-Marcus, Inc.; Saks & Co.; Gottschalks, Inc.; Bloomingdales, Inc.; and Does 1 through 200, inclusive Superior Court of the State of California, County of Marin, Case No. 174049 (filed May 29, 1998); Regina Callan v. Macy's California, Inc.; Federated Department Stores; Bullocks, Inc.; Nordstrom, Inc.; May Department Stores Co.; Nieman-Marcus, Inc.; Saks & Co.; Gottschalks, Inc.; Bloomingdales, Inc.; and Does 1 through 200, inclusive Superior Court of the State of California, City and County of San Francisco, Case No. 995468 (filed June 1, 1998); and Lee R. Bright v. Macy's California, Inc.; Federated Department Stores; Bullocks, Inc.; Nordstrom, Inc.; May Department Stores Co.; Nieman-Marcus, Inc.; Saks & Co; Gottschalks, Inc.; Bloomingdales, Inc.; and Does 1 through 200, inclusive Superior Court of the State of California, City and County of San Francisco, Case No. 995556 (filed June 4, 1998) are substantially identical lawsuits seeking class certification that were filed on behalf of customers of cosmetics for personal use and not for resale who are resident in the State of California, alleging that the Company and other department stores collusively controlled the sales price of cosmetics by charging identical prices, agreeing not to discount cosmetics and petitioning cosmetic manufacturers to stop selling to stores that discount cosmetics.




                                 9 of 10

---------------------------------

In these actions, plaintiffs seek damages (trebled) according to proof at trial, attorneys' fees and prejudgment interest on their price-fixing claims and restitution on their unfair competition claims. Since the Company has not yet been served with these class action complaints, no further action has been taken.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
     --------

      (4.1) Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated March 11, 1998 is hereby incorporated by reference from Registration No. 333-47035, Exhibit 4.1.

     (27.1)  Financial Data Schedule is filed herein as an Exhibit.

(b)  Reports on Form 8-K
     -------------------

     The Company filed a Form 8-K on March 13, 1998 to file an exhibit related to a $300 million debt offering in March 1998.








                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NORDSTROM, INC.
                                (Registrant)


                             /s/            John A. Goesling
                             ------------------------------------------
                                            John A. Goesling
                                      Vice President and Treasurer
                            (Principal Financial and Accounting Officer)

Date:  June 9, 1998
--------------------





                                 10 of 10

NORDSTROM, INC. AND SUBSIDIARIES

Exhibit Index

Exhibit                                    Method of Filing
-------                                    ----------------
 4.1  Indenture between Registrant and     Incorporated by reference from
       Norwest Bank Colorado, N.A.,        Registration No. 333-47035,
       as trustee, dated March 11, 1998    Exhibit 4.1

27.1  Financial Data Schedule              Filed herewith electronically


