Form 10-Q
period 1998-07-31
NORDSTROM INC
filed 1998-09-09
CIK 72333

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______ to _______
                    Commission File Number 0-6074

                         Nordstrom, Inc.
       ______________________________________________________
       (Exact name of Registrant as specified in its charter)

              Washington                             91-0515058
      _______________________________            ___________________
      (State or other jurisdiction of              (IRS Employer
      incorporation or organization)              Identification No.)

         1617 Sixth Avenue, Suite 500, Seattle, Washington  98101
     ________________________________________________________________
           (Address of principal executive offices)  (Zip code)

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


                          YES   X       NO
                              _____        _____

Common stock outstanding as of August 26, 1998: 145,958,930 shares of common stock.











                                   1 of 12

                     NORDSTROM, INC. AND SUBSIDIARIES
                     --------------------------------
                                 INDEX
                                 -----

                                                                   Page
                                                                  Number
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)

        Consolidated Statements of Earnings
           Three and six months ended
           July 31, 1998 and 1997                                    3

        Consolidated Balance Sheets
           July 31, 1998 and 1997 and
           January 31, 1998                                          4

        Consolidated Statements of Cash Flows
           Six months ended July 31, 1998 and 1997                   5

        Notes to Consolidated Financial Statements                   6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     8

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                       10

    Item 4.  Submission of Matters to a Vote of Security
             Holders                                                 11

    Item 6.  Exhibits and Reports on Form 8-K                        12




















                                   2 of 12

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
             (dollars in thousands except per share amounts)
                              (unaudited)




                                      Three Months           Six Months
                                     Ended July 31,        Ended July 31,
                                 --------------------- ---------------------
                                    1998       1997       1998       1997
                                 ---------- ---------- ---------- ----------
Net sales                        $1,447,284 $1,353,345 $2,487,499 $2,307,092

Costs and expenses:
  Cost of sales and related
    buying and occupancy            971,243    924,354  1,669,543  1,570,865
  Selling, general and
    administrative                  379,510    350,363    688,773    624,650
  Interest, net                      11,054      8,403     21,286     15,913
  Service charge income
    and other, net                  (27,585)   (26,461)   (58,002)   (54,371)
                                 ---------- ---------- ---------- ----------
  Total costs and expenses        1,334,222  1,256,659  2,321,600  2,157,057
                                 ---------- ---------- ---------- ----------

Earnings before income taxes        113,062     96,686    165,899    150,035
Income taxes                         43,900     38,100     64,400     59,100
                                 ---------- ---------- ---------- ----------
Net earnings                     $   69,162 $   58,586 $  101,499 $   90,935
                                 ========== ========== ========== ==========
Basic earnings per share         $      .47 $      .38 $      .68 $      .58
                                 ========== ========== ========== ==========
Diluted earnings per share       $      .47 $      .38 $      .68 $      .58
                                 ========== ========== ========== ==========

Cash dividends paid per share
  of common stock outstanding    $      .07 $    .0625 $      .14 $     .125
                                 ========== ========== ========== ==========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and in the Nordstrom 1997 Annual Report to Shareholders.










                                   3 of 12

                     NORDSTROM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)
                               (unaudited)

                                    July 31,    January 31,   July 31,
                                      1998         1998         1997
                                   ----------   ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents        $   46,632   $   24,794   $   39,837
  Accounts receivable, net            650,956      664,448      718,573
  Merchandise inventories             858,980      826,045      845,577
  Prepaid income taxes and other       84,965       79,710       69,800
                                   ----------   ----------   ----------
  Total current assets              1,641,533    1,594,997    1,673,787
Property, buildings and
  equipment, net                    1,269,483    1,252,513    1,212,967
Other assets                           28,980       17,653       17,924
                                   ----------   ----------   ----------
TOTAL ASSETS                       $2,939,996   $2,865,163   $2,904,678
                                   ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                    $  123,377   $  263,767   $  136,260
  Accounts payable                    395,690      321,311      461,422
  Accrued salaries, wages
    and taxes                         210,130      205,273      199,611
  Accrued expenses                     47,329       37,884       39,399
  Accrued income taxes                 30,909       13,242       17,784
  Current portion
    of long-term debt                   1,169      101,129      151,342
                                   ----------   ----------   ----------
  Total current liabilities           808,604      942,606    1,005,818
Long-term debt                        618,965      319,736      320,913
Deferred lease credits and
  other liabilities                   131,587      127,763      125,829
Shareholders' Equity:
  Common stock, no par:
    250,000,000 shares authorized;
    147,303,964, 152,518,104 and
    154,338,054 shares issued
    and outstanding                   209,765      201,050      193,662
  Retained earnings                 1,171,075    1,274,008    1,258,456
                                   ----------   ----------   ----------
  Total shareholders' equity        1,380,840    1,475,058    1,452,118
                                   ----------   ----------   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY             $2,939,996   $2,865,163   $2,904,678
                                   ==========   ==========   ==========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and in the Nordstrom 1997 Annual Report to Shareholders.

                                   4 of 12

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)
                               (unaudited)

                                                       Six Months
                                                     Ended July 31,
                                                   ------------------
                                                     1998      1997
                                                   --------  --------
OPERATING ACTIVITIES:
  Net earnings                                     $101,499  $ 90,935
  Adjustments to reconcile net earnings
    to net cash provided by
    operating activities:
      Depreciation and amortization                  84,022    74,218
      Change in:
        Accounts receivable, net                     13,492    (3,984)
        Merchandise inventories                     (32,935) (125,658)
        Prepaid income taxes and other               (5,255)     (193)
        Accounts payable                             74,379   150,992
        Accrued salaries, wages and taxes             4,857     9,914
        Accrued expenses                              9,445    (1,744)
        Income tax liabilities                       16,977        45
        Deferred lease credits and other
          liabilities                                 4,514       (75)
                                                   --------  --------
Net cash provided by operating
  activities                                        270,995   194,450
                                                   --------  --------
INVESTING ACTIVITIES:
  Additions to property, buildings
    and equipment, net                             (100,644) (134,367)
  Other                                              (8,895)      (42)
                                                   --------  --------
Net cash used in investing activities              (109,539) (134,409)
                                                   --------  --------

FINANCING ACTIVITIES:
  Decrease in notes payable                        (140,390)  (27,510)
  Proceeds from issuance of common stock              8,714    10,264
  Proceeds from issuance of long-term debt, net     297,146    91,758
  Principal payments on long-term debt             (100,657)     (727)
  Cash dividends paid                               (21,045)  (19,531)
  Purchase and retirement of common stock          (183,386) (102,742)
                                                   --------  --------
Net cash used in financing activities              (139,618)  (48,488)
                                                   --------  --------
Net increase in cash and cash
  equivalents                                        21,838    11,553
Cash and cash equivalents at
  beginning of period                                24,794    28,284
                                                   --------  --------
Cash and cash equivalents at end of period         $ 46,632  $ 39,837
                                                   ========  ========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and in the Nordstrom 1997 Annual Report to Shareholders.

                                   5 of 12

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)


Note 1 - Basis of Presentation

The consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the "Company") as of July 31, 1998 and 1997, and the related consolidated statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The consolidated financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 1999.

It is not considered necessary to include detailed footnote information as of July 31, 1998 and 1997. The financial information should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Nordstrom 1997 Annual Report to Shareholders.

In the opinion of management, the consolidated financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom, Inc. and subsidiaries as of July 31, 1998 and 1997, and the results of their operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.

Certain reclassifications of prior year balances have been made for consistent presentation with the current year.

Note 2 - Earnings Per Share

The following table sets forth the weighted-average number of shares used in the computation of earnings per share:

                                Three Months                Six Months
                                Ended July 31,            Ended July 31,
                           ------------------------  ------------------------
                               1998         1997         1998         1997
                           ----------   -----------  -----------  -----------
Basic shares               148,507,621  154,072,394  149,349,949  155,590,128
Dilutive effect of stock
  options                      774,821      359,929      647,005      198,140
                           -----------  -----------  -----------  -----------
Diluted shares             149,282,442  154,432,323  149,996,954  155,788,268

Antidilutive options                 0      298,540      403,376    1,300,580

Antidilutive options consist of stock options outstanding at July 31, 1998 and 1997, that had an exercise price greater than the average market price during the period. Such options are therefore excluded from the computation of diluted shares.

                                   6 of 12

                      NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)


Note 3 - New Accounting Rules

In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which requires that certain software costs be capitalized and amortized over the period of use. The Company adopted SOP 98-1 during the first quarter of 1998. As a result, earnings after taxes for the quarter and six-month period increased by $3.0 million ($.02 per share) and $4.7 million ($.03 per share), respectively.

As of February 1, 1998, the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. Adoption of this standard had no material effect on the Company's consolidated financial position, results of operations or cash flows.

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes reporting and disclosure standards for an enterprise's operating segments and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employers' disclosures about pension and other postretirement benefit plans. Both statements are effective for the Company's fiscal year ending January 31, 1999. Adoption of these standards will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company plans to adopt SFAS No. 133 on February 1, 2000, as required. Adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.


Note 4 - Credit Card and Financing Subsidiaries

The summarized unaudited combined results of operations of Nordstrom Credit, Inc. and Nordstrom National Credit Bank are as follows:

                                    Three Months         Six Months
                                    Ended July 31,     Ended July 31,
                                   ----------------   ----------------
                                    1998     1997      1998     1997
                                   -------  -------   -------  -------
    Total revenue                  $31,042  $30,615   $63,504  $62,421
    Earnings before income taxes    11,923    8,030    25,721   19,673
    Net earnings                     7,560    5,030    16,342   12,403

                                   7 of 12

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)


Note 5 - Shareholders' Equity

The following table sets forth the number of shares of common stock issued and repurchased during the quarter and the six-month period:

                             Three Months                Six Months
                             Ended July 31,            Ended July 31,
                        -----------------------   ----------------------
                           1998         1997         1998        1997
                        ----------  -----------   ----------  ----------
Issued                     132,484      447,516      358,460     518,100

Purchased and Retired   (1,550,000)    (401,336)  (5,572,600) (5,450,000)

On May 19, 1998, the Company's Board of Directors approved a two-for-one stock split effective June 30, 1998 to shareholders of record on June 8, 1998. All share and per share amounts have been adjusted to give retroactive effect to the stock split.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Management Discussion and Analysis section of the Nordstrom 1997 Annual Report to Shareholders.

Results of Operations:
----------------------
During the second quarter of 1998, sales increased 6.9% when compared with the same quarter in 1997. For the six-month period, sales increased 7.8% compared to the same period in 1997. New unit sales accounted for all of the sales increase for both the quarter and six-month period, as comparable store sales declined by .2% for the quarter and .1% for the six-month period. The comparable store sales results for the quarter reflect the impact of the Company's strong Anniversary Sale in the prior year compared to the current year. The Company remains cautious with respect to sales projections for the remainder of the year.

Cost of sales and related buying and occupancy costs decreased as a percentage of sales for the quarter and the six-month period as compared to the corresponding periods in 1997, due primarily to higher merchandise margins resulting from favorable pricing strategies and a mixture of higher margin merchandise. Buying costs decreased as a percentage of sales for the quarter and six-month period due to efficiencies gained through restructuring of certain buying responsibilities. Occupancy costs increased as a percentage of sales for the quarter due to depreciation related to new stores and remodeling projects.



                                   8 of 12

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Selling, general and administrative expenses increased as a percentage of sales during the quarter and for the six-month period as compared to the
corresponding periods in 1997 due to several factors.   Expenses increased due
to higher sales promotion costs for the Company's direct sales catalog division and spending on system development projects and computer equipment. Additionally, the Company incurred higher expenses to support the implementation of the Company's value based management program. These increases were partially offset by decreased credit expenses and employee benefit costs.

Interest expense increased as a percentage of sales for the quarter and the six-month period as compared to the corresponding periods in 1997 due primarily to higher levels of long-term debt outstanding. The Company expects that interest expense will continue to increase as a result of its share repurchase activity.


Financial Condition:
--------------------

The Company's working capital at July 31, 1998 increased when compared to July 31, 1997 due primarily to a decrease in the current portion of long-term debt and accounts payable.

During the first quarter of 1998, the Company issued $300 million of 6.95% Senior Debentures due 2028. Proceeds from the issue were used to repay short-term debt and repurchase the Company's common stock.

In February 1998, the Company completed its repurchase of $100 million of its outstanding common stock as approved by the Board of Directors at its February 1997 meeting. During the six-month period ended July 31, 1998, the Company purchased $166.1 million of a $400 million stock repurchase program authorized in February 1998.

On August 14, 1998, the Company opened a Rack at Westgate Mall in San Jose, California. On August 21, 1998, the Company opened its new full-line flagship store in downtown Seattle, Washington, which replaced an existing store, and
completed a store expansion in San Diego, California.   Construction is
progressing as planned on new stores scheduled to open later this year and in 1999.

The Company recognizes that its operations may be negatively affected by Year 2000 software issues, either from its own computer systems or its interactions with outside vendors. The Company is addressing the Year 2000 impact by establishing processes for evaluating and managing the risks associated with this issue. The Company is currently replacing or upgrading its computer systems to make them Year 2000 compliant, and expects to have remediation completed by the end of 1998 for all significant computer systems, with testing to occur in early 1999. Microchips embedded in systems such as elevators are also being replaced or upgraded.






                                   9 of 12

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

The total cost of this effort is estimated to be $19 million, of which approximately $11 million has been incurred through July 31, 1998. While the Company believes all necessary work will be completed in a timely fashion, there can be no guarantee that all systems will be compliant by the year 2000 within the estimated cost or that the systems of other companies and government agencies on which the Company relies will be converted timely. The Company is communicating with outside vendors to determine their state of readiness with regard to the Year 2000 issue and, based on the assessments to date, the Company has no indication that any third party could cause a material impact to the Company. However, the risk remains that outside vendors or other third parties may not have accurately assessed their state of readiness, and therefore may have a material adverse effect on the Company's results of operations. The Company has a contingency plan in place which will allow primary operations of the Company to continue if significant systems are not Year 2000 compliant by December 31, 1999.


                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
Fatemah Azizian v. Macy's California, Inc.; Federated Department Stores; Bullocks, Inc.; Nordstrom, Inc.; May Department Stores Co.; Nieman-Marcus, Inc.; Saks & Co.; Gottschalks, Inc.; Bloomingdales, Inc.; and Does 1 through 200, inclusive Superior Court of the State of California, County of Marin, Case No. 174049 (filed May 29, 1998); Regina Callan v. Macy's California, Inc.; Federated Department Stores Co.; Nieman-Marcus, Inc.; Saks & Co.; Gottschalks, Inc.; Bloomingdales, Inc.; and Does 1 through 200, inclusive Superior Court of the State of California, City and County of San Francisco, Case No. 995468 (filed June 1, 1998); Lee R. Bright v. Macy's California, Inc.; Federated Department Stores; Bullocks, Inc.; Nordstrom, Inc.; May Department Stores Co.; Nieman-Marcus, Inc.; Saks & Co.; Gottschalks, Inc.; Bloomingdales, Inc.; and Does 1 through 200, inclusive Superior Court of the State of California, City and County of San Francisco, Case No. 995556 (filed June 4, 1998); Sandra Radliff v. Macy's California, Inc.; Federated Department Stores; Bullocks, Inc.; Nordstrom, Inc.; May Department Stores Co.; Nieman-Marcus, Inc.; Saks & Co.; Gottschalks, Inc.; Bloomingdales, Inc.; and Does 1 through 200, inclusive Superior Court of the State of California, County of Alameda, Case No. 798925-2 (filed June 2, 1998); Elizabeth Fey v. Macy's California, Inc.; Federated Department Stores; Bullocks, Inc.; Nordstrom, Inc.; May Department Stores Co.; Nieman-Marcus, Inc.; Saks & Co.; Gottschalks, Inc.; Bloomingdales, Inc.; and Does 1 through 200, inclusive Superior Court of the State of California, County of San Mateo, Case No. 405060 (filed June 2, 1998); Judith Pogran v. Macy's California, Inc.; Federated Department Stores; Bullocks, Inc.; Nordstrom, Inc.; May Department Stores Co.; Nieman-Marcus, Inc.; Saks & Co.; Gottschalks, Inc.; Bloomingdales, Inc.; and Does 1 through 200, inclusive Superior Court of the State of California, County of Alameda, Case No. 798936-8 (filed June 2, 1998); Soroya Farrah v. Macy's California, Inc.; Federated Department Stores; Bullocks, Inc.; Nordstrom, Inc.; May Department Stores Co.; Nieman-Marcus, Inc.; Saks & Co.; Gottschalks, Inc.; Bloomingdales, Inc.; and Does 1 through 200, inclusive Superior Court of the State of California, City and County of San Francisco, Case No. 995512 (filed June 2, 1998); Diane Johnson v. Macy's California,



                                  10 of 12

----------------------------------

Inc.; Federated Department Stores; Bullocks, Inc.; Nordstrom, Inc.; May Department Stores Co.; Nieman-Marcus, Inc.; Saks & Co.; Gottschalks,
Inc.; Bloomingdales, Inc.; and Does 1 through 200, inclusive Superior Court of the State of California, County of Alameda, Case No. 799525-9 (filed June 1,
1998); and Kazuko Y. Morgan v. Macy's California, Inc.; Federated Department Stores; Bullocks, Inc.; Nordstrom, Inc.; May Department Stores Co.; Nieman-Marcus, Inc.; Saks & Co.; Gottschalks, Inc.; Bloomingdales, Inc.; and Does 1 through 200, inclusive Superior Court of the State of California, County of Alameda, Case No. C 800174-2 (filed July 2, 1998).

The nine actions listed are substantially identical lawsuits seeking class certification that were filed on behalf of customers of cosmetics for personal use and not for resale who are resident in the State of California, alleging that the Company and other department stores collusively controlled the sales price of cosmetics by charging identical prices, agreeing not to discount cosmetics and petitioning cosmetic manufacturers to stop selling to stores that discount cosmetics. In these actions, plaintiffs seek damages (trebled) according to proof at trial, attorneys' fees and pre-judgment interest on their price-fixing claims and restitution on their unfair competition claims.

Defendants Federated (and affiliates), Nordstrom, May, Nieman-Marcus, Saks and Gottschalks entered into a Joint Defense Agreement in August, 1998 which provides for the sharing of defense materials. A Joint Petition for Coordination was filed by all parties on or about August 13, 1998. Pending resolution of the Petition, no further action has been taken.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Company held its Annual Shareholders Meeting on May 19, 1998 at which time the shareholders voted on the following proposals. Share amounts have not been adjusted to give effect for a subsequent two-for-one stock split.

(1)  Election of eleven directors for a one-year term.

           Name of Candidate             For                Withheld
        ----------------------       ----------             --------
        D. Wayne Gittinger           64,577,229              900,462
        Enrique Hernandez, Jr.       65,188,643              289,048
        Ann D. McLaughlin            65,127,690              350,001
        John A. McMillan             65,197,016              280,675
        Bruce A. Nordstrom           65,203,026              274,665
        John N. Nordstrom            65,203,416              274,275
        Alfred E. Osborne, Jr.       65,202,088              275,603
        William D. Ruckelshaus       65,187,999              289,692
        Elizabeth C. Vaughan         65,122,453              355,238
        Bruce G. Willison            65,203,446              274,245
        John J. Whitacre             65,200,852              276,839

        There were no abstentions and no broker non-votes.


                                   11 of 12

Item 4.  Submission of Matters to a Vote of Security Holders (CONT.)
--------------------------------------------------------------------

(2)  Approval of amendments to the 1997 Nordstrom Stock Option Plan.

        The vote was 61,964,219 for, 3,241,436 against and 272,036 abstentions.  There were no broker non-votes.

(3) Ratification of the appointment of Deloitte & Touche LLP as independent auditors for fiscal year 1998.

        The vote was 65,082,801 for, 227,624 against and 167,266
        abstentions.  There were no broker non-votes.


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


Date:  September 9, 1998
------------------------




                                   12 of 12

NORDSTROM, INC. AND SUBSIDIARIES

Exhibit Index

Exhibit                                    Method of Filing
-------                                    ----------------
27.1  Financial Data Schedule              Filed herewith electronically