Form 10-Q
period 1998-10-31
NORDSTROM INC
filed 1998-12-14
CIK 72333

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1998


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


                          YES   X       NO
                              _____        _____

Common stock outstanding as of November 30, 1998: 142,069,092 shares of common stock.











                                   1 of 12

                     NORDSTROM, INC. AND SUBSIDIARIES
                     --------------------------------
                                 INDEX
                                 -----

                                                                   Page
                                                                  Number
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)

        Consolidated Statements of Earnings
           Three and nine months ended
           October 31, 1998 and 1997                                 3

        Consolidated Balance Sheets
           October 31, 1998 and 1997 and
           January 31, 1998                                          4

        Consolidated Statements of Cash Flows
           Nine months ended October 31, 1998 and 1997               5

        Notes to Consolidated Financial Statements                   6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     8

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                       11

    Item 6.  Exhibits and Reports on Form 8-K                        12






















                                   2 of 12

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
             (dollars in thousands except per share amounts)
                              (unaudited)



                                      Three Months          Nine Months
                                    Ended October 31,     Ended October 31,
                                 --------------------- ---------------------
                                    1998       1997       1998       1997
                                 ---------- ---------- ---------- ----------
Net sales                        $1,094,349 $1,089,784 $3,581,848 $3,396,876

Costs and expenses:
  Cost of sales and related
    buying and occupancy            717,100    724,081  2,386,643  2,294,946
  Selling, general and
    administrative                  328,235    326,193  1,017,008    950,843
  Interest, net                      12,715      7,659     34,001     23,572
  Service charge income
    and other, net                  (26,876)   (27,794)   (84,878)   (82,165)
                                 ---------- ---------- ---------- ----------
  Total costs and expenses        1,031,174  1,030,139  3,352,774  3,187,196
                                 ---------- ---------- ---------- ----------

Earnings before income taxes         63,175     59,645    229,074    209,680
Income taxes                         24,500     23,500     88,900     82,600
                                 ---------- ---------- ---------- ----------
Net earnings                     $   38,675 $   36,145 $  140,174 $  127,080
                                 ========== ========== ========== ==========
Basic earnings per share         $      .27 $      .23 $      .95 $      .82
                                 ========== ========== ========== ==========
Diluted earnings per share       $      .27 $      .23 $      .95 $      .82
                                 ========== ========== ========== ==========

Cash dividends paid per share
  of common stock outstanding    $      .08 $      .07 $      .22 $     .195
                                 ========== ========== ========== ==========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.












                                   3 of 12

                     NORDSTROM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)

                                   October 31,  January 31,  October 31,
                                      1998         1998         1997
                                   (unaudited)               (unaudited)
                                   -----------  ----------   -----------
ASSETS
Current Assets:
  Cash and cash equivalents        $   20,269   $   24,794   $   19,239
  Accounts receivable, net            570,920      664,448      648,802
  Merchandise inventories           1,048,386      826,045    1,134,212
  Prepaid income taxes and other       88,317       79,710       76,538
                                   ----------   ----------   ----------
  Total current assets              1,727,892    1,594,997    1,878,791
Land, buildings and
  equipment, net                    1,352,345    1,252,513    1,229,354
Other assets                           65,243       17,653       18,163
                                   ----------   ----------   ----------
TOTAL ASSETS                       $3,145,480   $2,865,163   $3,126,308
                                   ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                    $  344,483   $  263,767   $  241,348
  Accounts payable                    495,875      321,311      555,042
  Accrued salaries, wages
    and taxes                         207,353      205,273      199,158
  Accrued expenses                     37,872       37,884       34,003
  Accrued income taxes                    372       13,242       10,992
  Current portion
    of long-term debt                  59,113      101,129      151,343
                                   ----------   ----------   ----------
  Total current liabilities         1,145,068      942,606    1,191,886
Long-term debt                        560,285      319,736      320,701
Deferred lease credits                132,194       77,091       79,013
Other liabilities                      59,864       50,672       50,679
Shareholders' Equity:
  Common stock, no par:
    250,000,000 shares authorized;
    141,968,889, 152,518,104 and
    154,628,398 shares issued
    and outstanding                   217,625      201,050      200,241
  Unearned compensation                (4,953)         ---          ---
  Retained earnings                 1,035,397    1,274,008    1,283,788
                                   ----------   ----------   ----------
  Total shareholders' equity        1,248,069    1,475,058    1,484,029
                                   ----------   ----------   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY             $3,145,480   $2,865,163   $3,126,308
                                   ==========   ==========   ==========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.



                                   4 of 12

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)
                               (unaudited)

                                                       Nine Months
                                                    Ended October 31,
                                                   ------------------
                                                     1998      1997
                                                   --------  --------
OPERATING ACTIVITIES:
  Net earnings                                     $140,174  $127,080
  Adjustments to reconcile net earnings
    to net cash provided by
    operating activities:
      Depreciation and amortization                 129,729   115,797
      Amortization of deferred lease credits
        and other, net                               (1,496)   (1,569)
      Change in:
        Accounts receivable, net                     93,528    65,787
        Merchandise inventories                    (222,341) (414,293)
        Prepaid income taxes and other               (8,607)   (6,931)
        Accounts payable                            174,564   244,612
        Accrued salaries, wages and taxes             2,080     9,461
        Accrued expenses                                (12)   (7,140)
        Income tax liabilities                      (10,074)   (4,093)
        Other liabilities                             6,396     2,060
                                                   --------  --------
Net cash provided by operating activities           303,941   130,771
                                                   --------  --------
INVESTING ACTIVITIES:
  Additions to land, buildings
    and equipment, net                             (230,150) (192,697)
  Additions to deferred lease credits                57,238     1,210
  Investments in unconsolidated affiliates          (32,857)      ---
  Other, net                                        (12,550)     (373)
                                                   --------  --------
Net cash used in investing activities              (218,319) (191,860)
                                                   --------  --------
FINANCING ACTIVITIES:
  Borrowings under notes payable, net                80,716    77,578
  Proceeds from issuance of common stock             11,579    16,843
  Proceeds from issuance of long-term debt, net     297,146    91,647
  Principal payments on long-term debt             (100,804)     (938)
  Cash dividends paid                               (32,707)  (30,344)
  Purchase and retirement of common stock          (346,077) (102,742)
                                                   --------  --------
Net cash (used in) provided by
  financing activities                              (90,147)   52,044
                                                   --------  --------
Net decrease in cash and cash equivalents            (4,525)   (9,045)
Cash and cash equivalents at
  beginning of period                                24,794    28,284
                                                   --------  --------
Cash and cash equivalents at end of period         $ 20,269  $ 19,239
                                                   ========  ========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.

                                   5 of 12

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)


Note 1 - Basis of Presentation

The consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the "Company") as of October 31, 1998 and 1997, and the related consolidated statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The consolidated financial information is applicable to interim periods and is not necessarily indicative of the results to be expected for the year ending January 31, 1999.

The financial information should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Nordstrom 1997 Annual Report to Shareholders.

In the opinion of management, the consolidated financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom, Inc. and subsidiaries as of October 31, 1998 and 1997, and the results of their operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.

Certain reclassifications of prior year balances have been made for presentation consistent with the current year.

Note 2 - Earnings Per Share

The following table sets forth the weighted-average number of shares used in the computation of earnings per share:

                                 Three Months               Nine Months
                               Ended October 31,         Ended October 31,
                            ------------------------  ------------------------
                                1998         1997         1998         1997
                            -----------  -----------  -----------  -----------
Basic shares                144,489,687  154,502,586  147,712,059  155,223,630
Dilutive effect of stock
  options and restricted
  stock                         463,509      621,694      569,379      313,856
                            -----------  -----------  -----------  -----------
Diluted shares              144,953,196  155,124,280  148,281,438  155,537,486

Antidilutive options            685,327            0      397,663      284,462

Antidilutive options consist of stock options outstanding at October 31, 1998 and 1997, that had an exercise price greater than the average market price during the period.

                                   6 of 12

                      NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)


Note 3 - New Accounting Rules

In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which requires that certain software costs be capitalized and amortized over the period of use. The Company adopted SOP 98-1 during the first quarter of 1998. The effect of this change in accounting was an increase in earnings after taxes of $2.1 million ($.01 per share) for the third quarter, and an increase in earnings after taxes of $6.8 million ($.04 per share) for the nine-month period.

As of February 1, 1998, the Company adopted Statement of Financial
Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. Adoption of this standard had no material effect on the Company's consolidated financial position, results of operations or cash flows.

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes reporting and disclosure standards for an enterprise's operating segments, and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employers' disclosures about pension and other postretirement benefit plans. Both statements are effective for the Company's fiscal year ending January 31, 1999. Adoption of these standards will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures.

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

Note 4 - Other Assets

During the quarter ended October 31, 1998, the Company purchased non-voting preferred stock in two companies which provide services to consumers utilizing internet technology. The investments, aggregating approximately $33 million, are accounted for at cost.










                                   7 of 12

                      NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)

Note 5 - Credit Card and Financing Subsidiaries

The summarized unaudited combined results of operations of Nordstrom Credit, Inc. and Nordstrom National Credit Bank are as follows:

                                    Three Months         Nine Months
                                  Ended October 31,   Ended October 31,
                                  -----------------   -----------------
                                     1998     1997       1998     1997
                                   -------  -------    -------  -------
    Total revenue                  $30,698  $30,841    $94,202  $93,262
    Earnings before income taxes    10,518   12,487     36,239   32,160
    Net earnings                     6,947    7,853     23,289   20,256

Note 6 - Shareholders' Equity

The following table sets forth common stock share activity for the quarter and the nine-month period:

                             Three Months               Nine Months
                           Ended October 31,         Ended October 31,
                        -----------------------   ----------------------
                           1998         1997         1998        1997
                        ----------  -----------   ----------  ----------
Issued                     289,925      290,344      648,385     808,444

Purchased and Retired   (5,625,000)           -  (11,197,600) (5,450,000)

On May 19, 1998, the Company's Board of Directors approved a two-for-one stock split effective June 30, 1998. All share and per share amounts have been adjusted to give retroactive effect to the stock split.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Management Discussion and Analysis section of the Nordstrom 1997 Annual Report to Shareholders.

Results of Operations:
----------------------
During the third quarter of 1998, sales increased .4% compared to the same quarter in 1997. For the nine-month period, sales increased 5.4% compared to the same period in 1997. New unit sales accounted for all of the sales increase for both the quarter and nine-month period, as comparable store sales declined 4.2% for the quarter and 1.4% for the nine-month period. Comparable store sales results are attributable to the Company's emphasis on controlling inventory growth. For the quarter, global economic uncertainty and weather conditions in certain parts of the nation are also believed to have impacted comparable store sales results.
                                  8 of 12

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


Cost of sales and related buying and occupancy costs decreased as a percentage of sales for the quarter and the nine-month period as compared to the corresponding periods in 1997. For the quarter and the nine-month period, the cost of sales decrease is due primarily to higher merchandise marginsresulting from favorable pricing strategies and an increased focus on managing inventory levels. For the quarter and nine-month period, buying costs decreased as a percentage of sales due to efficiencies gained through restructuring of certain buying responsibilities. Occupancy costs increased as a percentage of sales for the quarter and nine-month period due primarily to depreciation related to new and remodeled stores.

Selling, general and administrative expenses increased as a percentage of sales during the quarter and nine-month period as compared to the corresponding periods in 1997 due to several factors. Expenses increased in part due to higher sales promotion costs for the Company's direct sales catalog division and spending on Year 2000 and other information system operational costs.

Interest expense increased for the quarter and the nine-month period compared to the corresponding periods in 1997, reflecting higher levels of debt outstanding as a result of the Company's share repurchase activity.


Liquidity and Capital Resources:
--------------------------------
The Company's working capital at October 31, 1998 decreased compared to October 31, 1997 due primarily to decreases in accounts receivable and inventories. The increase in deferred lease credits since January 31,1998 is primarily due to amounts received for new stores opening in 1998 and 1999.

During the quarter ended October 31, 1998, the Company purchased non-voting preferred stock in two companies which provide services to consumers utilizing internet technology. The investments, aggregating approximately $33 million, are accounted for at cost.

During the first quarter of 1998, the Company issued $300 million of 6.95% Senior Debentures due 2028. Proceeds were used principally to repay short-term debt and repurchase the Company's common stock.

In November 1998, the Board of Directors authorized the repurchase of up to $250 million of the Company's common stock. In addition, at October 31, 1998, $71 million of repurchase authority remains pursuant to a February 1998 authorization to repurchase a total of $400 million of the Company's common stock.

During the quarter, the Company opened a full-line Nordstrom store at the Fashion Square Mall in Scottsdale, Arizona, and Racks at Westgate Mall in San Jose, California, and Zelman Meadows Marketplace in Littleton, Colorado. The Company also relocated its downtown Seattle, Washington, flagship store and completed a store expansion in San Diego, California. Construction is progressing as planned on new stores scheduled to open in 1999.


                                   9 of 12

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


The Company is taking steps to avoid negative consequences of Year 2000 software non-compliance and presently believes that any such non-compliance will not have a material effect on the Company's business, results of operations, or financial condition. However, if unforeseen difficulties arise or the modification, conversion and replacement activities that the Company has undertaken are not completed in a timely manner, the Company's operations may be negatively affected by Year 2000 non-compliance, either from its own computer systems or from interactions with outside vendors and other third parties with which it does business.

The Company is currently evaluating, replacing or upgrading its computer systems in an effort to make them Year 2000 compliant, and expects to have remediation efforts completed for its critical computer systems by the end of the first quarter in 1999. Testing is being conducted based on criticality and is scheduled to be completed in June 1999. Non-IT systems, such as microchips embedded in systems such as elevators, are also being evaluated, replaced or upgraded, as needed. Although the Company's assessment of its Year 2000 issues has been completed, reassessments are conducted on an ongoing basis to provide reasonable assurance that all critical risks have been identified and will be mitigated.

The total cost of this effort is presently estimated to be $24 million, of which approximately $12 million has been incurred through October 31, 1998. While the Company believes all necessary work will be completed in a timely fashion, there can be no guarantee that all systems will be compliant by the year 2000, that the estimated cost of remediation will not increase or that the systems of other companies and government agencies on which the Company relies will be compliant.

Since 1996, the Company has been communicating with outside vendors to determine their state of readiness with regard to the Year 2000 issue. Based on its assessment to date, the Company has no indication that any third party is likely to experience Year 2000 non-compliance of a nature which would have a material impact on the Company. However, the risk remains that outside vendors or other third parties may not have accurately determined their state of readiness, in which case such parties' lack of Year 2000 compliance may have a material adverse effect on the Company's results of operations. The Company will continue to monitor the Year 2000 compliance of third parties with which it does business.

The Company believes the most likely worst-case scenarios that it might confront with respect to the Year 2000 issues have to do with the possible failure of third party systems over which the Company has no control, such as, but not limited to, power and telephone service. The Company has in place a business continuity plan that addresses recovery from various kinds of disasters, including recovery from significant interruption in conveyance of data within the Company's network information systems. The Company is using this plan to assist in development of more specific Year 2000 contingency plans, which it expects to complete during the first half of 1999.





                                   10 of 12

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

                                   11 of 12

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



                              NORDSTROM, INC.
                                (Registrant)


                     /s/               Michael A. Stein
                     ----------------------------------------------------
                                       Michael A. Stein
                     Executive Vice President and Chief Financial Officer
                         (Principal Financial and Accounting Officer)


Date:  December 14, 1998
------------------------

















                                   12 of 12

NORDSTROM, INC. AND SUBSIDIARIES

Exhibit Index

Exhibit                                    Method of Filing
-------                                    ----------------
27.1  Financial Data Schedule              Filed herewith electronically