Form 10-K
period 1999-01-31
NORDSTROM INC
filed 1999-03-23
CIK 72333

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended January 31, 1999

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

                1617 Sixth Avenue, Seattle, Washington 98101
      ______________________________________________________________
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /




                                        1 of 19

On March 17, 1999, 142,080,328 shares of common stock were outstanding, and the aggregate market value of those shares (based upon the closing price as reported by NASDAQ) held by non-affiliates was approximately $3.3 billion.


                   Documents Incorporated by Reference:
Portions of Nordstrom, Inc. 1998 Annual Report to Shareholders
    (Parts I, II and IV)
Portions of Proxy Statement for 1999 Annual Meeting of Shareholders
    (Part III)














































                                        2 of 19

                                        PART I


Item 1.  Business.
------------------

Nordstrom, Inc. (the "Company") was incorporated in the State of Washington in 1946 as successor to a retail shoe business started in 1901. As of January 31, 1999, the Company operated 67 large specialty stores in Alaska, California, Colorado, Connecticut, Georgia, Illinois, Indiana, Kansas, Maryland, Michigan, Minnesota, New Jersey, New York, Ohio, Oregon, Pennsylvania, Texas, Utah, Virginia, and Washington, selling a wide selection of apparel, shoes and accessories for women, men and children.

The Company also operated 24 stores under the name "Nordstrom Rack" and one clearance store which serve as outlets for clearance merchandise from the Company's large specialty stores. The Racks also purchase merchandise directly from manufacturers. The Racks are located in California, Colorado, Illinois, Maryland, Minnesota, New York, Oregon, Pennsylvania, Utah, Virginia, and Washington.

The Company also operated three specialty boutiques in New York and California under the name "Faconnable", and two free-standing shoe stores located in Hawaii. In addition, the Company operated a Direct Sales Division which commenced operations in January 1994 with the mailing of its first catalog, and an internet shopping site, www.nordstrom.com, which was launched in October, 1998.

In February 1999, the Company opened a new Rack store in Sacramento, California, and in March 1999, a large specialty store in Norfolk, Virginia. In August 1999, the Company plans to open a large specialty store in Providence, Rhode Island and replace an existing store in Spokane, Washington. In September 1999, the Company is scheduled to open large specialty stores in Mission Viejo, California and in Columbia, Maryland. In addition, the Company intends to open a new Rack store in Brea, California, in September 1999, and replace a Rack store in Lynnwood, Washington, in November 1999.

The west coast of the United States, and the east coast, from southern New York to Virginia, are the markets in which the Company has the largest presence. An economic downturn or other significant event within one of those markets may have a material effect on the Company's operating results.

The Company purchases merchandise from many suppliers, no one of which accounted for more than 3% of 1998 net purchases. The Company believes that it is not dependent on any one supplier, and considers its relations with its suppliers to be satisfactory.











                                        3 of 19

-----------------------------

The Company has approximately 85 trademarks. With the exception of the Federally registered names "Nordstrom", "Classiques Entier", "Evergreen", "Preview Collection" and "Preview International", the loss or abandonment of any particular trademark would not have a significant impact on the operations of the Company.

Due to the Company's anniversary sale in July and holidays in December, sales are higher in the second and fourth quarters of the fiscal year than in the first and third quarters. The Company regularly employs on a full or part-time basis an average of approximately 42,000 employees. Due to the seasonal nature of the Company's business, the number increased to approximately 50,000 employees in July, and approximately 46,000 employees in December.

The Company's business is highly competitive. Its stores compete with other national, regional and local retail establishments within its operating areas which carry similar lines of merchandise, including department stores, specialty stores, boutiques, mail order and internet businesses. The Company believes the principal methods of competing in its industry include customer service, value, fashion, advertising, store location and depth of selection.

Certain other information required under Item 1 is contained within the following sections of the Company's 1998 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

           Management's Discussion and Analysis
           Note 1 in Notes to Consolidated Financial Statements
           Note 14 in Notes to Consolidated Financial Statements
           Retail Store Facilities


Executive Officers of the Registrant
------------------------------------

                                               Officer
       Name          Age      Title             Since      Family Relationship
-------------------- --- ------------------    -------     -------------------
Jammie Baugh         45   Executive Vice        1990              None
                           President

Gail A. Cottle       47   Executive Vice        1985              None
                           President

Darren R. Jackson    34   Vice President and    1998              None
                           Treasurer






                                        4 of 19

------------------------------------------------

                                               Officer
       Name          Age      Title             Since      Family Relationship
-------------------- --- ------------------    -------     -------------------
Kevin T. Knight      43   President of          1998              None
                           Nordstrom National
                           Credit Bank and
                           Nordstrom Credit, Inc.

Robert J. Middlemas  42   Executive Vice        1993              None
                           President

Blake W. Nordstrom   38   Co-President          1991   Brother of Erik B. and
                                                         Peter E. Nordstrom

Erik B. Nordstrom    35   Co-President          1995   Brother of Blake W. and
                                                         Peter E. Nordstrom

J. Daniel Nordstrom  36   Co-President          1995   Brother of William E.
                                                         Nordstrom and cousin
                                                         of James A. Nordstrom

James A. Nordstrom   37   Co-President          1991   Cousin of J. Daniel and
                                                         William E. Nordstrom

Peter E. Nordstrom   36   Co-President          1995   Brother of Blake W. and
                                                         Erik B. Nordstrom

William E. Nordstrom 35   Co-President          1995   Brother of J. Daniel
                                                         Nordstrom and cousin
                                                         of James A. Nordstrom

James R. O'Neal      40   Executive Vice        1997            None
                           President

Michael A. Stein     49   Executive Vice        1998            None
                           President

Susan A. Wilson      53   Executive Vice        1997            None
 Tabor                     President

John J. Whitacre     46   Chairman of the       1989            None
                           Board of Directors

Martha S. Wikstrom   42   Executive Vice        1991            None
                           President
</table?






                                        5 of 19



Executive Officers of the Registrant (continued)
------------------------------------------------

Jammie Baugh has been Executive Vice President - Northwest General Manager since 1997. Prior thereto, she served as Executive Vice President - General
Manager Southern California since 1991, and General Manager Southern California since 1990.

Gail A. Cottle has been Executive Vice President - Nordstrom Product
Group General Manager since 1996, when men's clothing, footwear and cosmetics were added to this group. The Faconnable business unit was added to this group in 1999. Prior to 1996, she was Executive Vice President of women's apparel, kid's apparel, and accessories product development since 1992.

Darren R. Jackson has been Vice President and Treasurer since January 31, 1999.
Prior thereto, he served as Vice President - Strategic Planning since August
1998, and as Planning Manager from February through August 1998. Prior to joining Nordstrom, he was the Chief Financial Officer for Carson Pirie Scott
& Co. since 1994.

Kevin T. Knight has been President of Nordstrom National Credit Bank, President of Nordstrom Credit, Inc., and General Manager of the credit business unit since April 1998. Prior to joining Nordstrom, he was Senior Vice President of Retailer Financial Services, a unit of General Electric Capital Corporation, since 1995. Prior thereto, he held various positions with General Electric since 1977.

Robert J. Middlemas has been Executive Vice President - Central States General
Manager since 1997.  Prior thereto, he served as Vice President - Central
States General Manager since 1993.

Blake W. Nordstrom has been Co-President since 1995 and is currently responsible for credit, operations, and Rack business unit. Prior thereto, he served as Vice President - General Manager Washington/Alaska since 1991.

Erik B. Nordstrom has been Co-President since 1995 and is currently responsible for Nordstrom Product Group. Prior thereto, he served as Store/Regional
Manager - Minnesota since 1992.

J. Daniel Nordstrom has been Co-President since 1995 and is currently responsible for direct sales division. Prior thereto, he served as General
Manager direct sales division since 1993.

James A. Nordstrom has been Co-President since 1995 and is currently responsible for the full-line store business units. Prior thereto, he served as Vice President - General Manager Northern California Region since 1991.

Peter E. Nordstrom has been Co-President since 1995 and is currently responsible for Nordstrom brand development, human resources, and diversity affairs. Prior thereto, he served as Regional Manager Orange County since
1991.







                                        6 of 19

Executive Officers of the Registrant (continued)
------------------------------------------------

William E. Nordstrom has been Co-President since 1995 and is currently responsible for cross-business unit strategies and center integration, organizational communication, and new projects. He served as Corporate
Merchandise Manager Accessories in 1995.  Prior thereto, he served as Corporate
Merchandise Manager Nordstrom Rack from 1992 to 1995.

James R. O'Neal has been Executive Vice President - Southwest General Manager since 1997 and served as Vice President - Northern California in 1997. Prior thereto, he served as General Manager Northern California from 1995 to 1997, and served as City Regional Manager from 1993 to 1995.

Michael A. Stein was hired as Executive Vice President and Chief Financial
Officer of the Company on October 15, 1998. He is responsible for the Company's treasury, corporate finance, business information technology services, real estate and store planning, investor relations, controllership, tax, legal, and internal audit functions. Prior to joining Nordstrom, he served as Executive Vice President and Chief Financial Officer of Marriott
International, Inc. since October 1993; as Senior Vice President, Finance and
Corporate Controller of Marriott Corporation since 1991; and as Vice President,
Finance and Chief Accounting Officer since 1989. Prior to joining Marriott, he spent 18 years with Arthur Andersen LLP (formerly Arthur Andersen & Co.)
where, since 1982, he was a partner.

Susan A. Wilson Tabor has been Executive Vice President - Rack General Manager since 1998. Prior thereto, she served as Vice President - Rack General Manager from 1997 to 1998, and served as Rack General Manager from 1993 to 1997.

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

Item 2.  Properties.
--------------------

The following table summarizes the number of stores owned or operated by the Company and the percentage of total store area represented by each listed category at January 31, 1999:

                                     Number of     % of total store
                                      stores        square footage
                                     ---------     ----------------
         Owned stores                   21                25%
         Leased stores                  45                29
         Owned on leased land           29                44
         Partly owned & partly leased    2                 2
                                     ---------     ----------------
                                        97               100%
                                     =========     ================

                                        7 of 19

--------------------------------

The Company also operates seven merchandise distribution centers, five which are owned, one which is leased, and one which is owned on leased land. The Company owns its principal offices in Seattle, Washington, and an office building in the Denver, Colorado metropolitan area which serves as the principal offices of Nordstrom Credit, Inc. and Nordstrom National Credit Bank.

Certain other information required under this item is included in the following sections of the Company's 1998 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

           Note 7 in Notes to Consolidated Financial Statements
           Note 11 in Notes to Consolidated Financial Statements
           Retail Store Facilities


Item 3.  Legal Proceedings.
---------------------------

The information required under this item is included in the following section of the Company's 1998 Annual Report to Shareholders, which section is incorporated by reference herein from Exhibit 13.1 of this report:

           Note 15 in Notes to Consolidated Financial Statements


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
         None


                                PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.
----------------------------------------------------------------------

The Company's Common Stock, without par value, is traded on the NASDAQ National Market under the symbol "NOBE." The approximate number of holders of Common Stock as of March 17, 1999 was 82,500.












                                        8 of 19

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters. (continued)
----------------------------------------------------------------------

Certain other information required under this item with respect to stock prices and dividends is included in the following sections of the Company's 1998 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

           Financial Highlights
           Stock Prices
           Consolidated Statements of Shareholders' Equity
           Note 16 in Notes to Consolidated Financial Statements


Item 6.  Selected Financial Data.
---------------------------------

The information required under this item is included in the following section of the Company's 1998 Annual Report to Shareholders, which section is incorporated by reference herein from Exhibit 13.1 of this report:

           Ten-Year Statistical Summary


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------------------------------------------------------------------------

The information required under this item is included in the following section of the Company's 1998 Annual Report to Shareholders, which section is incorporated by reference herein from Exhibit 13.1 of this report:

           Management's Discussion and Analysis


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
---------------------------------------------------------------------

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its short-term borrowing and investment activities which generally bear interest at variable rates. Because the short-term borrowings and investments have maturities of three months or less, the Company believes that the risk of material loss is low.













                                        9 of 19

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
          (continued)
---------------------------------------------------------------------

The table below presents pricipal amounts, at book value, by year of maturity, and related weighted average interest rates.

                                                                                     Total at         Fair Value
                                                                                    January 31,       January 31,
In thousands               1999     2000     2001     2002     2003     Thereafter     1999          1999    1998
--------------------------------------------------------------------------------------------------------------------

INTEREST RATE RISK

ASSETS
Short-term
  investments            $231,829                                                    $231,829     $231,829  $ 15,690
    Average interest
      rate                   5.0%                                                        5.0%

LIABILITIES
Notes payable &
  commercial paper         78,783                                                      78,783       78,783   263,767
    Average interest
      rate                   5.2%                                                        5.2%

Long-term debt - Fixed   $ 62,963  $57,776  $11,000  $76,750       -       $650,000   858,489      893,872   419,027
    Average interest
      rate                   6.9%     7.6%     8.7%     7.3%       -           6.4%      6.6%

Certain other information required under this item is included in the following section of the Company's 1998 Annual Report to Shareholders, which section is incorporated by reference herein from Exhibit 13.1 of this report:

           Note 1 in Notes to Consolidated Financial Statements


Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

The information required under this item is included in the following sections of the Company's 1998 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

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




                                        10 of 19

                                        PART III


Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

The information required under this item with respect to the Company's Directors and compliance with Section 16(a) of the Exchange Act is included in the following sections of the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

           Election of Directors
           Compliance with Section 16 of the Exchange Act of 1934

The information required under this item with respect to the Company's Executive Officers is incorporated by reference from Part I, Item 1 of this report under "Executive Officers of the Registrant."


Item 11. Executive Compensation.
--------------------------------

The information required under this item is included in the following sections of the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

           Compensation of Executive Officers in the Year Ended
              January 31, 1999
           Compensation and Stock Option Committee Report on the 1998 Fiscal
              Year Executive Compensation
           Stock Price Performance
           Compensation of Directors
           Compensation Committee Interlocks and Insider Participation


Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The information required under this item is included in the following section of the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders, which section is incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

           Security Ownership of Certain Beneficial Owners and Management











                                        11 of 19

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

The information required under this item is included in the following sections of the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

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

(a)2.    Financial Statement Schedules
         -----------------------------

                                                                    Page
                                                                    ----
         Independent Auditors' Consent and Report on Schedule        18
         Schedule II - Valuation and Qualifying Accounts             19

         Other schedules for which provision is made in Regulation S-X are not required, are inapplicable, or the information is included in the Company's 1998 Annual Report to Shareholders as incorporated by reference herein from Exhibit 13.1 of this report.

(a)3. Exhibits
      --------

     (3.1) Articles of Incorporation of the Registrant are hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1989, Exhibit A.







                                        12 of 19

      --------------------

     (3.2) By-laws of the Registrant, as amended, are hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1998, Exhibit 3.2.

     (4.1) Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated March 11, 1998 is hereby incorporated by reference from Registration No. 333-47035, Exhibit 4.1.

     (4.2) Senior indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated January 13, 1999 is hereby incorporated by reference from Registration No. 333-69281, Exhibit 4.3.

     (4.3) Form of Subordinated Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated January 13, 1999 is hereby incorporated by reference from Registration No. 333-69281, Exhibit 4.4.

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

    (10.6) Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, is hereby incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.1.









                                        13 of 19

      --------------------

    (10.7) Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank, Nordstrom Credit, Inc. and Norwest Bank Colorado, N.A., as trustee, is hereby incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.2.

    (10.8) Transfer and Administration Agreement dated August 14, 1996 between Nordstrom National Credit Bank, Enterprise Funding Corporation and Nationsbank, N.A. is hereby incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.3.

    (10.9) Receivables Purchase Agreement dated August 14, 1996 between Registrant and Nordstrom Credit, Inc. is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1997, Exhibit 10.12.

   (10.10) The Nordstrom, Inc. 1997 Stock Option Plan is hereby incorporated by reference from the Registrant's Report on Form S-8, Registration No. 333-63403 filed on September 15, 1998.

   (10.11) Credit Agreement dated July 24, 1997 between Registrant and a group of commercial banks is hereby incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997, Exhibit 10.1.

   (10.12) Credit Agreement dated July 24, 1997 between Nordstrom Credit, Inc. and a group of commercial banks is hereby incorporated by reference from the Nordstrom Credit, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 1997, Exhibit 10.1.

   (10.13) Commercial Paper Dealer Agreement dated October 2, 1997 between Registrant and Bancamerica Securities, Inc. is hereby incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.1.

   (10.14) Commercial Paper Agreement dated October 2, 1997 between Registrant and Credit Suisse First Boston Corporation is hereby incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.2.

   (10.15) Issuing and Paying Agency Agreement dated October 2, 1997 between Registrant and First Trust of New York, N.A. is hereby incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.3.








                                        14 of 19

      --------------------

   (10.16) Amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank, Nordstrom Credit, Inc. and Norwest Bank Colorado, N.A., as trustee, dated December 10, 1997 is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 1998, Exhibit 10.13.

   (10.17) Second Amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank, Nordstrom Credit, Inc. and Norwest Bank Colorado, N.A., as trustee, dated July 23, 1998 is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 1999, Exhibit 10.12.

   (10.18) First Amendment to the Credit Agreement dated July 24, 1997 between Registrant and a group of commercial banks, dated September 16, 1998 is filed herein as an Exhibit.

    (13.1) The Company's 1998 Annual Report to Shareholders is filed herein as an Exhibit.

    (21.1) List of the Registrant's Subsidiaries is filed herein as an Exhibit.

    (23.1) Independent Auditors' Consent and Report on Schedule is on page 18 of this report.

    (27.1)  Financial Data Schedule is filed herein as an Exhibit.

      All other exhibits are omitted because they are not applicable, not required, or because the required information is included in the Company's 1998 Annual Report to Shareholders.


(b)   Reports on Form 8-K
      -------------------

No reports on Form 8-K were filed during the last quarter of the period for which this report is filed.















                                        15 of 19

                               Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      NORDSTROM, INC.
         (Registrant)


                   /s/               Michael A. Stein
                   ----------------------------------------------------
                                     Michael A. Stein
                   Executive Vice President and Chief Financial Officer
                       (Principal Accounting and Financial Officer)

Date:  March 22, 1999
       --------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Principal Accounting and               Principal Executive Officer:
Financial Officer:


     /s/            Michael A. Stein        /s/             John J. Whitacre
     -------------------------------        --------------------------------
                    Michael A. Stein                        John J. Whitacre
            Executive Vice President                   Chairman and Director
         and Chief Financial Officer

Directors:

     /s/          D. Wayne Gittinger      /s/         Alfred E. Osborne, Jr.
     -------------------------------      ----------------------------------
                  D. Wayne Gittinger                  Alfred E. Osborne, Jr.
                            Director                                Director

     /s/      Enrique Hernandez, Jr.      /s/         William D. Ruckelshaus
     -------------------------------      ----------------------------------
              Enrique Hernandez, Jr.                  William D. Ruckelshaus
                            Director                                Director











                                        16 of 19

     /s/           Ann D. McLaughlin      /s/    Elizabeth Crownhart Vaughan
     -------------------------------      ----------------------------------
                   Ann D. McLaughlin             Elizabeth Crownhart Vaughan
                            Director                                Director

     /s/            John A. McMillan      /s/               John J. Whitacre
     -------------------------------      ----------------------------------
                    John A. McMillan                        John J. Whitacre
                            Director      Chairman of the Board of Directors

     /s/          Bruce A. Nordstrom     /s/               Bruce G. Willison
     -------------------------------     -----------------------------------
                  Bruce A. Nordstrom                       Bruce G. Willison
                            Director                                Director

     /s/           John N. Nordstrom
     -------------------------------
                   John N. Nordstrom
                            Director


Date:  March 22, 1999
       --------------

































                                        17 of 19

                               Exhibit 23.1

            INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULE



Shareholders and Board of Directors
Nordstrom, Inc.

We consent to the incorporation by reference in Registration Statements Nos. 33-18321, 33-28882, and 333-63403 on Form S-8 and in Registration Statement 333-69281 on Form S-3 of Nordstrom, Inc. of our reports dated March 12, 1999 appearing in and incorporated by reference in this Annual Report on Form 10-K of Nordstrom, Inc. and subsidiaries for the year ended January 31, 1999.

We have audited the consolidated financial statements of Nordstrom, Inc. and subsidiaries as of January 31, 1999 and 1998, and for each of the three years in the period ended January 31, 1999, and have issued our report thereon dated March 12, 1999; such financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Nordstrom, Inc. and subsidiaries, listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
March 22, 1999
Seattle, Washington





















                                        18 of 19

                     NORDSTROM, INC. AND SUBSIDIARIES

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                         (Dollars in thousands)

       Column A             Column B     Column C      Column D    Column E
      ----------           ----------   ----------   ----------   ---------

                                        Additions    Deductions
                                        ----------   ----------
                                                      Account
                           Balance at   Charged to   write-offs    Balance
                           beginning    costs and      net of     at end of
Description                of period    expenses     recoveries    period
-----------                ----------   ----------   ----------   ---------
Allowance for doubtful accounts:

Year ended:

  January 31, 1997            $29,393      $51,352     $53,952      $26,793

  January 31, 1998            $26,793      $40,440     $36,849      $30,384

  January 31, 1999            $30,384      $23,827     $29,668      $24,543































                                        19 of 19

NORDSTROM INC. AND SUBSIDIARIES

Exhibit Index
Exhibit                                          Method of Filing
-------                                          ----------------
 3.1  Articles of Incorporation                  Incorporated by reference
                                                   from the Registrant's Form
                                                   10-K for the year ended
                                                   January 31, 1989,
                                                   Exhibit A.

 3.2  By-laws, as amended                        Incorporated by reference
                                                   from the Registrant's Form
                                                   10-K for the year ended
                                                   January 31, 1998, Exhibit
                                                   3.2.

 4.1  Indenture between Registrant and           Incorporated by reference
        Norwest Bank Colorado, N.A., as            from Registration No. 333-
        trustee, dated March 11, 1998              47035, Exhibit 4.1.

 4.2  Senior indenture between Registrant        Incorporated by reference
        and Norwest Bank Colorado, N.A.,           from Registration No. 333-
        as trustee, dated January 13, 1999         69281, Exhibit 4.3.

 4.3  Form of Subordinated Indenture             Incorporated by reference
        between Registrant and Norwest             from Registration No. 333-
        Bank Colorado, N.A., as trustee,           69281, Exhibit 4.4.
        dated January 13, 1999

10.1  Operating Agreement dated August 30,       Incorporated by reference
        1991 between Nordstrom Credit, Inc         from the Nordstrom Credit,
        and Nordstrom National Credit Bank         Inc. Quarterly Report on
                                                   Form 10-Q (SEC File No.
                                                   0-12994) for the quarter
                                                   ended July 31, 1991,
                                                   Exhibit 10.1, as amended.

10.2  Merchant Agreement dated August 30,        Incorporated by reference
        1991 between Registrant and                from the Registrant's
        Nordstrom National Credit Bank             Quarterly Report on Form
                                                   10-Q for the quarter ended
                                                   July 31, 1991, Exhibit 10.1.

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

10.6  Master Pooling and Servicing               Incorporated by reference
        Agreement dated August 14, 1996            from the Registrant's
        between Nordstrom National Credit          Quarterly Report on Form
        Bank and Norwest Bank Colorado,            10-Q for the quarter ended
        N.A., as trustee                           October 31, 1996, Exhibit
                                                   10.1.

10.7  Series 1996-A Supplement to Master         Incorporated by reference
        Pooling and Servicing Agreement            from the Registrant's
        dated August 14, 1996 between              Quarterly Report on Form
        Nordstrom National Credit Bank,            10-Q for the quarter ended
        Nordstrom Credit, Inc. and Norwest         October 31, 1996, Exhibit
        Bank Colorado, N.A., as trustee            10.2.

10.8  Transfer and Administration Agreement      Incorporated by reference
        dated August 14, 1996 between              from the Registrant's
        Nordstrom National Credit Bank,            Quarterly Report on Form
        Enterprise Funding Corporation and         10-Q for the quarter ended
        Nationsbank, N.A.                          October 31, 1996, Exhibit
                                                   10.3.

10.9  Receivables Purchase Agreement             Incorporated by reference
        dated August 14, 1996 between              from the Registrant's Form
        Registrant and Nordstrom Credit,           10-K for the year ended
        Inc.                                       January 31, 1997, Exhibit
                                                   10.12.

10.10 1997 Nordstrom Stock Option Plan           Incorporated by reference
                                                   from the Registrant's Report
                                                   on Form S-8, Registration No.
                                                   333-63403 filed on September
                                                   15, 1998.

10.11 Credit Agreement dated July 24, 1997       Incorporated by reference
        between Registrant and a group             from the Registrant's
        of commercial banks                        Quarterly Report on Form 10-
                                                   Q for the quarter ended July
                                                   31, 1997, Exhibit 10.1.














10.12 Credit Agreement dated July 24, 1997       Incorporated by reference
        between Nordstrom Credit, Inc.             from the Nordstrom Credit,
        and a group of commercial banks            Inc. Quarterly Report on
                                                   Form 10-Q for the quarter
                                                   ended July 31, 1997, Exhibit
                                                   10.1.

10.13 Commercial Paper Dealer Agreement          Incorporated by reference
        dated October 2, 1997 between              from the Registrant's
        Registrant and Bancamerica                 Quarterly Report on Form
        Securities, Inc.                           10-Q for the quarter ended
                                                   October 31, 1997, Exhibit
                                                   10.1.

10.14 Commercial Paper Agreement dated           Incorporated by reference
        October 2, 1997 between Registrant         from the Registrant's
        and Credit Suisse First Boston             Quarterly Report on Form
        Corporation                                10-Q for the quarter ended
                                                   October 31, 1997, Exhibit
                                                   10.2.

10.15 Issuing and Paying Agency Agreement        Incorporated by reference
        dated October 2, 1997 between              from the Registrant's
        Registrant and First Trust of New          Quarterly Report on Form
        York, N.A.                                 10-Q for the quarter ended
                                                   October 31, 1997, Exhibit
                                                   10.3.

10.16 Amendment to the Series 1996-A             Incorporated by reference
        Supplement to Master Pooling and           from the Nordstrom Credit, Inc.
        Servicing Agreement dated August           Form 10-K for the year ended
        14, 1996 between Nordstrom National        January 31, 1998, Exhibit
        Credit Bank, Nordstrom Credit, Inc.        10.13.
        and Norwest Bank Colorado, N.A., as
        trustee, dated December 10, 1997

10.17 Second Amendment to the Series 1996-A      Incorporated by reference
        Supplement to Master Pooling and           from the Nordstrom Credit, Inc.
        Servicing Agreement dated August           Form 10-K for the year ended
        14, 1996 between Nordstrom National        January 31, 1999, Exhibit
        Credit Bank, Nordstrom Credit, Inc.        10.12.
        and Norwest Bank Colorado, N.A., as
        trustee, dated July 23, 1998

10.18  First Amendment to the Credit Agreement    Filed herewith electronically
        dated July 24, 1997 between Registrant
        and a group of commercial banks, dated
        September 16, 1998














13.1  1998 Annual Report to Shareholders         Filed herewith electronically

21.1  Subsidiaries of the Registrant             Filed herewith electronically

23.1  Independent Auditors' Consent
        and Report on Schedule                   Filed herewith electronically

27.1  Financial Data Schedule                    Filed herewith electronically
