Form 10-Q
period 1999-04-30
NORDSTROM INC
filed 1999-06-11
CIK 72333

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______ to _______
                    Commission File Number 001-15059

                         Nordstrom, Inc.
       ______________________________________________________
       (Exact name of Registrant as specified in its charter)

              Washington                             91-0515058
      _______________________________            ___________________
      (State or other jurisdiction of              (IRS Employer
      incorporation or organization)              Identification No.)

             1617 Sixth Avenue, Seattle, Washington  98101
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


                          YES   X       NO
                              _____        _____

Common stock outstanding as of May 27, 1999: 140,270,506 shares of common stock.










                                 1 of 13

                     NORDSTROM, INC. AND SUBSIDIARIES
                     --------------------------------
                                 INDEX
                                 -----

                                                                  Page
                                                                  Number
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)

        Consolidated Statements of Earnings
           Three months ended April 30, 1999
           and 1998                                                  3

        Consolidated Balance Sheets
           April 30, 1999 and 1998 and
           January 31, 1999                                          4

        Consolidated Statements of Cash Flows
           Three months ended April 30, 1999
           and 1998                                                  5

        Notes to Consolidated Financial Statements                   6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     9

    Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                            11

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                      12

    Item 6.  Exhibits and Reports on Form 8-K                       12















                                 2 of 13

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
             (dollars in thousands except per share amounts)
                              (unaudited)

                                                    Three Months
                                                   Ended April 30,
                                              ----------------------
                                                  1999        1998
                                              ----------  ----------
Net sales                                     $1,039,105  $1,040,215
                                              ----------  ----------
Costs and expenses:
  Cost of sales and related buying
    and occupancy                                688,196     698,300
  Selling, general and administrative            314,384     309,263
  Interest, net                                   12,009      10,232
Service charge income and other, net             (27,172)    (30,417)
                                              ----------  ----------
                                                 987,417     987,378
                                              ----------  ----------

Earnings before income taxes                      51,688      52,837
Income taxes                                      20,150      20,500
                                              ----------  ----------
Net earnings                                  $   31,538  $   32,337
                                              ==========  ==========
Basic earnings per share                      $      .22  $      .22
                                              ==========  ==========
Diluted earnings per share                    $      .22  $      .21
                                              ==========  ==========
Cash dividends paid per share of
  common stock outstanding                    $      .08  $      .07
                                              ==========  ==========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.


















                                 3 of 13

                     NORDSTROM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)
                               (unaudited)

                                    April 30,   January 31,   April 30,
                                      1999         1999         1998
                                   ----------   ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents        $   71,932   $  241,431   $   19,728
  Accounts receivable, net            536,252      587,135      596,741
  Merchandise inventories             864,832      750,269      907,322
  Prepaid income taxes and other      107,301      101,572       99,316
                                   ----------   ----------   ----------
  Total current assets              1,580,317    1,680,407    1,623,107
Land, buildings and
  equipment, net                    1,378,113    1,362,400    1,261,539
Other assets                           81,194       72,600       23,342
                                   ----------   ----------   ----------
TOTAL ASSETS                       $3,039,624   $3,115,407   $2,907,988
                                   ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                    $        -   $   78,783   $  103,252
  Accounts payable                    391,532      339,635      382,322
  Accrued salaries, wages
    and related benefits              140,427      202,914      136,280
  Income taxes and other accruals      86,554       83,869       83,132
  Current portion
    of long-term debt                 105,341       63,341       51,129
                                   ----------   ----------   ----------
  Total current liabilities           723,854      768,542      756,115
Long-term debt                        762,821      804,893      619,505
Deferred lease credits                169,854      147,188       76,380
Other liabilities                      80,672       78,131       71,839
Shareholders' Equity:
  Common stock, no par:
    250,000,000 shares authorized;
    140,925,098, 142,114,167 and
    148,721,480 shares issued
    and outstanding                   237,309      230,761      206,321
  Unearned stock compensation          (4,454)      (4,703)           -
  Retained earnings                 1,069,568    1,090,595    1,177,828
                                   ----------   ----------   ----------
  Total shareholders' equity        1,302,423    1,316,653    1,384,149
                                   ----------   ----------   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY             $3,039,624   $3,115,407   $2,907,988
                                   ==========   ==========   ==========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.



                                 4 of 13

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)
                               (unaudited)

                                                     Three Months
                                                    Ended April 30,
                                                ---------------------
                                                  1999         1998
                                                --------     --------
OPERATING ACTIVITIES:
 Net earnings                                   $ 31,538     $ 32,337
 Adjustments to reconcile net earnings
   to net cash provided by
   operating activities:
     Depreciation                                 45,695       40,903
     Amortization of deferred lease
       credits and other, net                       (704)        (538)
     Stock-based compensation expense              1,720            -
     Change in:
       Accounts receivable, net                   50,883       67,707
       Merchandise inventories                  (114,563)     (81,277)
       Prepaid income taxes and other             (5,729)      (3,945)
       Accounts payable                           51,897       61,011
       Accrued salaries, wages and
         related benefits                        (62,487)     (49,935)
       Income tax liabilities and
         other accruals                            3,323       13,058
       Other liabilities                           1,903        5,396
                                                --------     --------
Net cash provided by operating activities          3,476       84,717
                                                --------     --------
INVESTING ACTIVITIES:
 Additions to land, buildings and equipment      (61,408)     (49,929)
 Additions to deferred lease credits              24,201            -
 Other, net                                       (9,403)      (3,112)
                                                --------     --------
Net cash used in investing activities            (46,610)     (53,041)
                                                --------     --------
FINANCING ACTIVITIES:
 Decrease in notes payable                       (78,783)    (160,515)
 Proceeds from issuance of long-term debt, net         -      297,175
 Principal payments on long-term debt                (94)     (50,156)
 Proceeds from issuance of common stock            5,077        5,271
 Cash dividends paid                             (11,355)     (10,629)
 Purchase and retirement of common stock         (41,210)    (117,888)
                                                --------     --------
Net cash used in financing activities           (126,365)     (36,742)
                                                --------     --------
Net decrease in cash and cash
  equivalents                                   (169,499)      (5,066)
Cash and cash equivalents at
  beginning of period                            241,431       24,794
                                                --------     --------
Cash and cash equivalents at end of period      $ 71,932     $ 19,728
                                                ========     ========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.

                                 5 of 13

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)


Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
---------------------
The consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the "Company") as of April 30, 1999 and 1998, and the related consolidated statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The consolidated financial information applicable to interim periods is not necessarily indicative of the results for the fiscal year.

The financial information should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Nordstrom, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 1999.

In the opinion of management, the consolidated financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom, Inc. and subsidiaries as of April 30, 1999 and 1998, and the results of their operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.

Reclassifications
----------------
Certain reclassifications of prior year balances have been made to conform with the presentation for the current year.

Note 2 - Earnings Per Share

On May 19, 1998, the Company's Board of Directors approved a two-for-one stock split effective June 30, 1998. All share and per share amounts have been adjusted to give retroactive effect to the stock split.

                                              Three Months
                                             Ended April 30,
                                       --------------------------
                                           1999           1998
                                       -----------    -----------
Basic shares                           141,844,713    150,220,670
Dilutive effect of stock options
  and restricted stock                   1,131,501        537,874
                                       -----------    -----------
Diluted shares                         142,976,214    150,758,544
                                       ===========    ===========
Antidilutive options                             0        293,942
                                       ===========    ===========



                                 6 of 13

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)


Note 3 - Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting For Derivative Instruments and Hedging Activities." SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company expects to adopt SFAS 133 in the fiscal year beginning February 1, 2001. Adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

Note 4 - Segment Reporting

The following tables set forth information for the Company's reportable segments and a reconciliation to the consolidated totals:

                               Retail        Credit        Corporate
April 30, 1999                 Stores      Operations      and Other      Eliminations        Total
---------------------------------------------------------------------------------------------------
Net sales and revenues to
  external customers       $  994,274              -        $ 44,831                 -   $1,039,105
Service charge income               -       $ 28,378               -                 -       28,378
Intersegment revenues               -          4,977               -           $(4,977)           -
Net earnings                   53,358          7,674         (29,494)                -       31,538

                               Retail        Credit        Corporate
April 30, 1998                 Stores      Operations      and Other      Eliminations        Total
---------------------------------------------------------------------------------------------------
Net sales and revenues to
  external customers       $  991,705              -        $ 48,510                 -   $1,040,215
Service charge income               -       $ 31,451               -                 -       31,451
Intersegment revenues               -          5,430               -           $(5,430)           -
Net earnings                   53,387          6,691         (27,741)                -       32,337

---------------------------------------------------------------------------------------------------

Note 5 - Contingent Liabilities

Because all of the lawsuits described below are in their preliminary stages, the Company is not in a position at this time to quantify the amount or range of any possible losses related to those claims. The Company intends to vigorously defend itself in the described cases. While no assurance can be given as to the ultimate outcomes of these lawsuits, based on preliminary investigations, management currently believes that resolving these matters will not have a material adverse effect on the Company's financial position.

Cosmetics
---------
The Company is one of nine defendants along with other department stores in nine separate but substantially identical lawsuits filed in various Superior Courts of the State of California in May, June and July of 1998. The cases,

                                 7 of 13

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)


Note 5 - Contingent Liabilities (cont.)

which have now been consolidated in Marin County state court, seek class certification for all California residents who purchased cosmetics for personal use. The complaints allege that the Company and the other department stores collusively control the sale price of cosmetics by charging identical prices, agreeing not to discount cosmetics and urging cosmetic manufacturers to refuse to sell to stores which discount cosmetics. The plaintiffs seek treble damages in an unspecified amount, attorneys' fees and prejudgment interest.
Defendants, including the Company, have answered the complaint denying the allegations. Discovery has just commenced and defendants have begun the process of responding to plaintiffs' discovery requests.

Nine West
---------
The Company is one of 11 defendants in 12 substantially identical lawsuits filed in Federal District Court in New York in January and February of 1999. In addition to Nine West, a manufacturer of non-athletic footwear, other defendants include various department stores and specialty retailers.
The lawsuits purport to be brought on behalf of a class of persons who purchased Nine West footwear from the defendants and allege that the retailer defendants conspired with Nine West and with each other by agreeing to minimum prices to be charged for Nine West shoes. The plaintiffs seek treble damages in an unspecified amount, attorneys' fees and prejudgment interest. All of the lawsuits now have been consolidated in Federal District Court in New York. The defendants have moved to dismiss the consolidated complaint rather than file an answer, and briefing on the motion is complete. The defendants are awaiting a hearing on the motion in June. The Court has stayed discovery pending its decision and plaintiffs have not yet moved for class certification.

In addition, both the New York Attorney General and the Federal Trade Commission have opened investigations into the allegations contained in the consolidated lawsuit. The Company and the other defendants have begun submitting documents and information to these agencies.

Saipan
------
The Company is one of 28 defendants, which include 17 United States retailers and buyers and 11 manufacturers, in an action filed in Federal District Court in Los Angeles on January 13, 1999 (the "Federal Complaint"). A companion action was contemporaneously filed in state court in San Francisco against 18 defendants, consisting of United States retailers and buyers including the Company (the "State Complaint"). The Federal Complaint purports to be filed as a class action on behalf of persons who have been employed in garment factories since 1988. The State Complaint is a purported public interest private attorney general action concerning garment manufacturing conditions in Saipan. Both lawsuits allege 'sweatshop' conditions in certain Saipan factories, some of which manufacture clothing which has been sold to the Company.




                                 8 of 13

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)


Note 5 - Contingent Liabilities (cont.)

In the Federal Complaint, all of the defendants, including the Company, have filed motions to transfer the venue of that case to Saipan. That motion is noted for consideration on July 12, 1999. The retailer or buyer defendants, including the Company, have responded to written interrogatories concerning witnesses and documents that relate to the Saipan garment business. The retailer or buyer defendants, including the Company, also have submitted a motion to dismiss all of the causes of action in the Federal Complaint, other than the claim for false imprisonment, on the grounds that the allegations of the complaint fail to state a claim upon which relief can be granted. In addition, the defendants, including the Company, in the State Complaint have filed a motion to dismiss the claims asserted in that lawsuit. The hearing on that motion is currently unscheduled.

The Company is also subject to other ordinary routine litigation incidental to its business and with respect to which no material liability is expected.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nordstrom, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 1999.

Results of Operations:
----------------------

For the quarter ended April 30, 1999, diluted earnings per share were $0.22, an increase of 4.8% over the $0.21 achieved in the prior year. Diluted earnings per share reflects $0.02 per share of non-recurring costs related to the relocation of the Company's data center from Seattle, Washington to Denver, Colorado.

During the first quarter of 1999, sales decreased 0.1% compared to the same quarter in 1998. Comparable store sales declined 2.6%, reflecting lower merchandise levels, which in some cases negatively affected product assortment depth and mix.

Cost of sales and related buying and occupancy expenses as a percentage of net sales were 66.2% for the quarter ended April 30, 1999, compared to 67.1% for the quarter ended April 30, 1998. The decrease, as a percentage of sales, was due primarily to higher merchandise margins resulting from favorable pricing strategies and lower markdowns. The decrease in cost of sales was partially offset by increased occupancy costs due primarily to new and remodeled stores.

Selling, general and administrative expenses as a percentage of sales were 30.3% for the quarter ended April 30, 1999, compared to 29.7% for the quarter ended April 30, 1998. The increase was due to several factors. Management


                                 9 of 13

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


expenses increased due primarily to additional personnel and consulting resources related to the Company's strategic and planning initiatives. Information services costs increased due primarily to non-recurring costs related to the Company's data center relocation from Seattle, Washington to Denver, Colorado, and higher information system operational costs. These increases were offset by decreased credit expenses due to lower bad debt costs, and lower sales promotion costs due to the timing of certain direct mail projects.

Interest, net increased $1.8 million compared to the same quarter in 1998, reflecting higher borrowing levels as a result of the Company's share repurchase activity.

Service charge income and other, net decreased $3.2 million for the quarter, compared to the corresponding period in 1998, due primarily to lower accounts receivable balances on which the Company earns service charges.

Liquidity and Capital Resources:
--------------------------------

During the quarter, the Company repurchased 1.4 million shares of its common stock for an aggregate of approximately $50 million, including $9 million payable at April 30, 1999.

During the quarter, the Company opened a full-line store at MacArthur Center in Norfolk, Virginia and a Rack at Howe 'Bout Arden Shopping Center in Sacramento, California. Construction is progressing as planned on new stores scheduled to open later this year and in 2000.

Year 2000
---------

The Company is taking steps to avoid potential negative consequences of Year 2000 software non-compliance and presently believes that any such non-compliance will not have a material effect on its business, results of operations or financial condition. However, if unforeseen difficulties arise or if the modification, conversion and replacement activities that the Company has undertaken are not completed in a timely manner, the Company's operations may be negatively affected, either from its own computer systems or from interactions with vendors and other third parties with which it does business.

The Company is currently evaluating, replacing or upgrading its computer systems in an effort to make them Year 2000 compliant, and expects to have remediation efforts completed for its critical computer systems by mid-1999. Testing is being conducted based on criticality. Non-information technology systems, such as microchips embedded in elevators, are also being evaluated, replaced or upgraded, as needed. Although the Company's initial assessment of its Year 2000 compliance has been completed, reassessments are conducted on an ongoing basis to provide reasonable assurance that all critical risks have been identified and will be mitigated.




                                 10 of 13

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


The Company's cumulative Year 2000 expenses through April 30, 1999, were approximately $14 million. Approximately $1 million of expenses were incurred during each of the quarters ended April 30, 1999, and April 30, 1998. Approximately $3 million of expenses are expected to be incurred throughout the remainder of 1999. In order to meet Year 2000 compliance goals, the Company has redeployed existing resources. While this reallocation of resources has resulted in the deferral of certain information technology projects, the impact of those deferrals is not material to the Company. The Company believes that all necessary Year 2000 compliance work will be completed in a timely fashion. However, there can be no guarantee that all systems will be compliant by the Year 2000, that the estimated cost of remediation will not increase, or that the systems of others (e.g. vendors and other third parties) on which the Company relies will be compliant.

Since 1996, the Company has been communicating with vendors to determine their state of readiness with regard to the Year 2000 issue. Based on its assessment to date, the Company has no indication that any third party is likely to experience Year 2000 non-compliance of a nature which would have a material impact on the Company. However, the risk remains that vendors or other third parties may not have accurately determined their state of readiness, in which case such parties' lack of Year 2000 compliance may have a material adverse effect on the Company's results of operations. The Company will continue to monitor the Year 2000 compliance of third parties with which it does business.

The Company believes that the most likely worst-case scenarios that it might confront with respect to Year 2000 issues have to do with the possible failure of third party systems over which the Company has no control, such as, but not limited to, power and telecommunications services. The Company has in place a business continuity plan that addresses recovery from various kinds of disasters, including recovery from significant interruption in conveyance of data within the Company's network information systems. The Company is using this plan to assist in development of more specific Year 2000 contingency plans, which it expects to complete around mid-1999.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its short-term borrowing and investment activities at variable interest rates.

During the quarter ended April 30, 1999, the Company reduced short-term investments by $169 million, to a balance of $63 million at April 30, 1999, due primarily to share repurchase activity, maturities of notes payable and repayments of short-term debt.









                                 11 of 13

                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

The information required under this item is included in the following section of Part I, Item 1 of this report:

          Note 5 in Notes to Consolidated Financial Statements


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
     --------

     ( 3.1) Amended and Restated Articles of Incorporation of the Registrant are filed herein as an Exhibit.

     ( 3.2) Bylaws (as amended and restated) of the Registrant are filed herein as an Exhibit.

     (10.1) First Amendment to the Transfer and Administration Agreement dated August 19, 1997 between Enterprise Funding Corporation, Nordstrom National Credit Bank, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A. is filed herein as an Exhibit.

     (10.2) Second Amendment to the Transfer and Administration Agreement dated July 23, 1998 between Enterprise Funding Corporation, Nordstrom National Credit Bank, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A. is filed herein as an Exhibit.

     (10.3) Second Amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996, between Nordstrom Credit, Inc., Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, dated February 25,
             1999, is incorporated by reference from the Nordstrom Credit, Inc. Form 10-Q for the quarter ended April 30, 1999, Exhibit 10.1

     (10.4) Amendment to the Nordstrom, Inc. 1997 Stock Option Plan is filed herein as an Exhibit.

     (10.5) The Nordstrom, Inc. Profit Sharing and Employee Deferral Retirement Plan is hereby incorporated by reference from the Registrant's Report on Form S-8, Registration No. 333-79791 filed on June 2, 1999.

     (27.1)  Financial Data Schedule is filed herein as an Exhibit.

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the quarter for which this report is filed.


                                 12 of 13

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

Date:  June 10, 1999
       -------------

































                                 13 of 13

NORDSTROM, INC. AND SUBSIDIARIES


Exhibit Index

Exhibit                                   Method of Filing
-------                                   ----------------
 3.1 Amended and Restated Articles        Filed herewith electronically
       of Incorporation

 3.2 Bylaws,(as amended and               Filed herewith electronically
       restated)

10.1 First Amendment to the Transfer      Filed herewith electronically
       and Administration Agreement
       dated August 19, 1997 between
       Enterprise Funding Corporation,
       Nordstrom National Credit Bank,
       The Financial Institutions From
       Time to Time Parties Thereto, and
       Nationsbank, N.A.

10.2 Second Amendment to the Transfer     Filed herewith electronically
       and Administration Agreement
       dated July 23, 1998 between
       Enterprise Funding Corporation,
       Nordstrom National Credit Bank,
       The Financial Institutions From
       Time to Time Parties Thereto, and
       Nationsbank, N.A.

10.3 Second Amendment to the Series       Incorporated by reference from
       1996-A Supplement to Master          the Nordstrom Credit, Inc.
       Pooling and Servicing                Form 10-Q for the quarter
       Agreement dated August 14,           ended April 30, 1999, Exhibit
       1996, between Nordstrom Credit,      10.1
       Inc., Nordstrom National Credit
       Bank, and Norwest Bank Colorado,
       N.A., as trustee, dated February
       25, 1999.

10.4 Amendment to the Nordstrom, Inc.     Filed herewith electronically
       1997 Stock Option Plan

10.5  Nordstrom, Inc. Profit Sharing       Incorporated by reference
       and Employee Deferral                from the Registrant's Report
       Retirement Plan                      on Form S-8, Registration No.
                                            333-79791 filed on June 2,
                                            1999.

27.1 Financial Data Schedule              Filed herewith electronically


