Form 10-Q
period 1999-07-31
NORDSTROM INC
filed 1999-09-13
CIK 72333

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999

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


                          YES   X       NO
                              _____        _____

Common stock outstanding as of August 27, 1999: 138,558,408 shares of common stock.










                                 1 of 16

                     NORDSTROM, INC. AND SUBSIDIARIES
                     --------------------------------
                                 INDEX
                                 -----

                                                                  Page
                                                                  Number
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)

        Consolidated Statements of Earnings
           Three and Six months ended
           July 31, 1999 and 1998                                    3

        Consolidated Balance Sheets
           July 31, 1999 and 1998 and
           January 31, 1999                                          4

        Consolidated Statements of
           Shareholders' Equity
             Six months ended July 31,
             1999 and 1998                                           5

        Consolidated Statements of Cash Flows
           Six months ended July 31, 1999
           and 1998                                                  6

        Notes to Consolidated Financial Statements                   7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    12

    Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                            15

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                      15

    Item 4.  Submission of Matters to a Vote of Security
             Holders                                                15

    Item 6.  Exhibits and Reports on Form 8-K                       16







                                 2 of 16

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
             (dollars in thousands except per share amounts)
                              (unaudited)

                                     Three Months            Six Months
                                    Ended July 31,         Ended July 31,
                                ----------------------  -- -------------------
                                   1999        1998        1999        1998
                                ----------  ----------  ----------  ----------
Net sales                       $1,443,395  $1,447,284  $2,482,500  $2,487,499
                                ----------  ----------  ----------  ----------
Costs and expenses:
  Cost of sales and related
    buying and occupancy           943,348     971,243   1,631,544   1,669,543
  Selling, general and
    administrative                 393,400     379,510     707,784     688,773
  Interest, net                     12,483      11,054      24,492      21,286
Service charge income
    and other, net                 (22,025)    (27,585)    (49,197)    (58,002)
                                ----------  ----------  ----------  ----------
                                 1,327,206   1,334,222   2,314,623   2,321,600
                                ----------  ----------  ----------  ----------

Earnings before income taxes       116,189     113,062     167,877     165,899
Income taxes                        45,350      43,900      65,500      64,400
                                ----------  ----------  ----------  ----------
Net earnings                    $   70,839  $   69,162  $  102,377  $  101,499
                                ==========  ==========  ==========  ==========
Basic earnings per share        $      .51  $      .47  $      .73  $      .68
                                ==========  ==========  ==========  ==========
Diluted earnings per share      $      .51  $      .47  $      .72  $      .68
                                ==========  ==========  ==========  ==========
Cash dividends paid per share
    of common stock outstanding $      .08  $      .07  $      .16  $      .14
                                ==========  ==========  ==========  ==========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.














                                 3 of 16

                     NORDSTROM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)

                                    July 31,   January 31,     July 31,
                                      1999        1999          1998
                                   (unaudited)               (unaudited)
                                   ----------   ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents        $   69,492   $  241,431   $   46,632
  Short term investment                21,506         -            -
  Accounts receivable, net            598,506      587,135      650,956
  Merchandise inventories             828,264      750,269      858,980
  Prepaid income taxes and other       90,703       87,476       90,770
                                   ----------   ----------   ----------
  Total current assets              1,608,471    1,666,311    1,647,338
Land, buildings and
  equipment, net                    1,400,036    1,362,400    1,269,483
Long term investment                   32,259         -            -
Other assets                           79,390       86,696       39,504
                                   ----------   ----------   ----------
TOTAL ASSETS                       $3,120,156   $3,115,407   $2,956,325
                                   ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                             -   $   78,783   $  123,377
  Accounts payable                 $  378,043      339,635      395,690
  Accrued salaries, wages
    and related benefits              190,987      202,914      187,189
  Income taxes and other accruals     120,361       96,281      111,789
  Current portion
    of long-term debt                 116,146       63,341        1,169
                                   ----------   ----------   ----------
  Total current liabilities           805,537      780,954      819,214
Long-term debt                        747,148      804,893      618,965
Deferred lease credits                202,513      147,188       75,668
Other liabilities                      74,572       65,719       61,638
Shareholders' Equity:
  Common stock, no par:
    250,000,000 shares authorized;
    138,557,608, 142,114,167 and
    147,303,964 shares issued
    and outstanding                   241,535      230,761      209,765
  Unearned stock compensation          (4,774)      (4,703)           -
  Retained earnings                 1,034,771    1,090,595    1,171,075
  Accumulated other comprehensive
    income                             18,854         -            -
                                   ----------   ----------   ----------
  Total shareholders' equity        1,290,386    1,316,653    1,380,840
                                   ----------   ----------   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY             $3,120,156   $3,115,407   $2,956,325
                                   ==========   ==========   ==========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.

                                 4 of 16

                          NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               (dollars in thousands)
                                    (unaudited)

                              Common Stock        Unearned     Retained     Comprehensive
                           Shares       Amount  Compensation   Earnings         Income       Total
                          ------------------------------------------------------------------------
Balance at
  February 1, 1999         142,114,167  $230,761    $(4,703)   $1,090,595          -    $1,316,653
Net earnings                    -           -           -         102,377          -       102,377
Cash dividends
  ($.16 per share)              -           -           -         (22,616)         -       (22,616)
Issuance of common stock       309,641    10,774        (71)         -             -        10,703
Purchase and retirement of
  common stock              (3,866,200)     -           -        (135,585)         -      (135,585)
Unrealized gain on
  investment                    -           -           -            -         $18,854      18,854
                           -----------------------------------------------------------------------
Balance at
  July 31, 1999            138,557,608  $241,535    $(4,774)   $1,034,771      $18,854  $1,290,386
                           =======================================================================


Balance at
  February 1, 1998         152,518,104  $201,050        -      $1,274,008          -    $1,475,058
Net earnings                    -           -           -         101,499          -       101,499
Cash dividends
  ($.14 per share)              -           -           -         (21,046)         -       (21,046)
Issuance of common stock       358,460     8,715        -            -             -         8,715
Purchase and retirement of
     common stock           (5,572,600)     -           -        (183,386)         -      (183,386)
                           -----------------------------------------------------------------------
Balance at
  July 31, 1998            147,303,964  $209,765        -      $1,171,075          -    $1,380,840
                           =======================================================================

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.



















                                 5 of 16

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)
                               (unaudited)

                                                      Six Months
                                                    Ended July 31,
                                                ---------------------
                                                  1999         1998
                                                --------     --------
OPERATING ACTIVITIES:
 Net earnings                                   $102,377     $101,499
 Adjustments to reconcile net earnings
   to net cash provided by
   operating activities:
     Depreciation                                 92,607       83,674
     Amortization of deferred lease
       credits and other, net                     (1,616)      (1,075)
     Stock-based compensation expense              2,169            -
     Change in:
       Accounts receivable, net                  (11,371)      13,492
       Merchandise inventories                   (77,995)     (32,935)
       Prepaid income taxes and other             (4,072)      (5,608)
       Accounts payable                           38,408       74,379
       Accrued salaries, wages and
         related benefits                        (11,927)         974
       Income tax liabilities and
         other accruals                           17,856       30,973
       Other liabilities                           3,023        5,937
                                                --------     --------
Net cash provided by operating activities        149,459      271,310
                                                --------     --------
INVESTING ACTIVITIES:
 Additions to land, buildings and equipment     (130,243)    (100,644)
 Additions to deferred lease credits              58,538            -
 Additions to capitalized software               (11,495)      (7,635)
 Other, net                                       (4,764)      (1,575)
                                                --------     --------
Net cash used in investing activities            (87,964)    (109,854)
                                                --------     --------
FINANCING ACTIVITIES:
 Decrease in notes payable                       (78,783)    (140,390)
 Proceeds from issuance of long-term debt, net         -      297,146
 Principal payments on long-term debt             (4,984)    (100,657)
 Proceeds from issuance of common stock            8,535        8,714
 Cash dividends paid                             (22,617)     (21,045)
 Purchase and retirement of common stock        (135,585)    (183,386)
                                                --------     --------
Net cash used in financing activities           (233,434)    (139,618)
                                                --------     --------
Net (decrease) increase in cash and cash
  equivalents                                   (171,939)      21,838
Cash and cash equivalents at
  beginning of period                            241,431       24,794
                                                --------     --------
Cash and cash equivalents at end of period      $ 69,492     $ 46,632
                                                ========     ========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.

                                 6 of 16

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)


Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
---------------------
The consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the "Company") as of July 31, 1999 and 1998, and the related consolidated statements of earnings and cash flows for the periods then ended, have been prepared from the accounts without audit.

The consolidated financial information applicable to interim periods is not necessarily indicative of the results for the fiscal year.

The financial information should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Nordstrom, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 1999.

In the opinion of management, the consolidated financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom, Inc. and subsidiaries as of July 31, 1999 and 1998, and the results of their operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.

Recent Accounting Pronouncements
--------------------------------
Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting For Derivative Instruments and Hedging Activities," as amended, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company expects that adoption of this standard, in its fiscal year beginning
February 1, 2001, will not have a material impact on the Company's consolidated financial statements.

Reclassifications
-----------------
Certain reclassifications of prior year balances have been made to conform with the presentation for the current year.








                                 7 of 16

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)


Note 2 - Earnings Per Share

                              Three Months              Six Months
                             Ended July 31,           Ended July 31,
                      -------------------------- -----------------------
                           1999         1998         1999        1998
                       -----------  -----------  ----------- ------------
Basic shares           139,341,609  148,507,621  140,572,417  149,349,949
Dilutive effect of
   stock options and
   restricted stock        749,318      774,821      941,536      647,005
                       -----------  -----------  -----------  -----------
Diluted shares         140,090,927  149,282,442  141,513,953  149,996,954
                       ===========  ===========  ===========  ===========
Antidilutive options     1,081,444            0    1,066,047      403,376
                       ===========  ===========  ===========  ===========

Note 3 - Investment

In June 1999, an investee completed an initial public offering of common stock. At July 31, 1999, the Company's investment is categorized as available-for-sale. A portion of the investment is reported as short-term because the Company expects to sell it within one year. Accumulated other comprehensive income includes the increase in the fair market value of the investment based on its quoted market value at July 31, 1999, net of applicable taxes of $12.0 million.

The following is a summary of the investment at July 31, 1999:

                                             Quoted Market      Quoted Market
                                 Cost      in Excess of Cost        Value
                              ----------   -----------------    -------------
Short-term investment          $ 9,143          $12,363           $21,506
Long-term investment            13,714           18,545            32,259
                               -------          -------           -------
Total investment               $22,857          $30,908           $53,765
                               =======          =======           =======







                                 8 of 16

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)


Note 4 - Segment Reporting

The following tables set forth information for the Company's reportable segments and a reconciliation to the consolidated totals:

Three months ended             Retail        Credit        Corporate
July 31, 1999                  Stores      Operations      and Other      Eliminations        Total
---------------------------------------------------------------------------------------------------
Net sales and revenues to
  external customers       $1,393,392              -        $ 50,003                 -   $1,443,395
Service charge income               -       $ 27,106               -                 -       27,106
Intersegment revenues               -          7,535               -           $(7,535)           -
Net earnings                  103,691          4,473         (37,325)                -       70,839


Three months ended             Retail        Credit        Corporate
July 31, 1998                  Stores      Operations      and Other      Eliminations        Total
---------------------------------------------------------------------------------------------------
Net sales and revenues to
  external customers       $1,397,455              -        $ 49,829                 -   $1,447,284
Service charge income               -       $ 29,550               -                 -       29,550
Intersegment revenues               -          8,012               -           $(8,012)           -
Net earnings                   93,525          5,112         (29,475)                -       69,162


Six months ended               Retail        Credit        Corporate
July 31, 1999                  Stores      Operations      and Other      Eliminations        Total
---------------------------------------------------------------------------------------------------
Net sales and revenues to
  external customers       $2,387,667              -        $ 94,833                 -   $2,482,500
Service charge income               -       $ 55,484               -                 -       55,484
Intersegment revenues               -         12,512               -          $(12,512)           -
Net earnings                  156,255         12,167         (66,045)                -      102,377


Six months ended               Retail        Credit        Corporate
July 31, 1998                  Stores      Operations      and Other      Eliminations        Total
---------------------------------------------------------------------------------------------------
Net sales and revenues to
  external customers       $2,389,160              -        $ 98,339                 -   $2,487,499
Service charge income               -       $ 61,002               -                 -       61,002
Intersegment revenues               -         13,442               -          $(13,442)           -
Net earnings                  146,032         11,784         (56,317)                -      101,499

Note 5 - Contingent Liabilities

Because the cosmetics and Nine West lawsuits described below are still in their preliminary stages, the Company is not in a position at this time to quantify the amount or range of any possible losses related to those claims. The Company intends to vigorously defend itself in those cases, as well as the vacation pay dispute described below. While no assurance can be given as to the ultimate outcomes of these lawsuits, based on preliminary investigations, management currently believes that resolving these matters will not have a material adverse effect on the Company's financial position.




                                 9 of 16

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)


Note 5 - Contingent Liabilities (cont.)


Cosmetics

The Company is a defendant along with other department stores in nine separate but virtually identical lawsuits filed in various Superior Courts of the State of California in May, June and July 1998 that have now been consolidated in Marin County state court. The plaintiffs seek to represent a class of all California residents who purchased cosmetics and fragrances for personal use from any of the defendants during the period May 1994 through May 1998. Plaintiffs' consolidated complaint alleges that the Company and other department stores agreed to charge identical prices for cosmetics and fragrances, not to discount such prices, and to urge manufacturers to refuse to sell to retailers who sell cosmetics and fragrances at discount prices, resulting in artificially-inflated retail prices paid by the class in violation of California state law. The plaintiffs seek treble damages in an unspecified amount, attorneys' fees and prejudgment interest. Defendants, including the Company, have answered the consolidated complaint denying the allegations. Discovery has just commenced and defendants have begun the process of producing documents and responding to plaintiffs' discovery requests. Plaintiffs have not yet moved for class certification.

Nine West

The Company was named as a defendant in a number of substantially identical lawsuits filed in federal district courts in New York and elsewhere beginning in January and February 1999. In addition to Nine West, a leading manufacturer and retailer of women's non-athletic footwear and accessories, other defendants include various department store and specialty retailers. The lawsuits have now been consolidated in federal district court in New York and purport to be brought on behalf of a class of persons who purchased Nine West footwear from the defendants during the period January 1988 to mid-February 1999.
Plaintiffs' consolidated complaint alleges that the retailer defendants agreed with Nine West and with each other on the minimum prices to be charged for Nine West shoes. The plaintiffs seek treble damages in an unspecified amount, attorneys' fees and prejudgment interest. Defendants have moved to dismiss the consolidated complaint, and briefing on the motion is complete. The Court has stayed discovery pending its decision on the motion to dismiss, and plaintiffs have not yet moved for class certification. In addition, the Federal Trade Commission has opened investigations based on the allegations in the pending Nine West lawsuit, as has the Attorney General of the state of New York. The Company and the other defendants have begun submitting documents and information to those agencies.







                                 10 of 16

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)


Note 5 - Contingent Liabilities (cont.)


Vacation Policy

On June 10, 1999, the Company was named as a defendant in Christopher King and Luis Mendoza v. Nordstrom, a case filed in the Superior Court of the State of California for the County of San Diego, Case No. 731580. The suit was filed on behalf of two former employees of the Company, as well as on behalf of the general public and on behalf of a purported class described as "all similarly-situated former or current employees of Nordstrom who are or were employed by Nordstrom in California, Arizona, Alaska, Colorado, Connecticut, Hawaii, Illinois, Kansas, Minnesota, New York, Oregon, Pennsylvania, Utah and/or Washington and who forfeited vested vacation time and/or were denied compensation in lieu thereof." The Plaintiff's complaint alleges that the Company has in place a "use it or lose it" vacation policy under which vacation must be used or it is forfeited at the end of the year and that such policy violates the laws of the 14 states listed above. The complaint includes causes of action for violation of the separate laws of the 14 listed states, conversion, unjust enrichment and violation of California Business and Professions Code Section 17200 et seq. Plaintiffs seek compensatory damages, statutory penalties, interest, injunctive and other equitable relief, costs of suit including attorneys fees, restitution, disgorgement, an accounting, and punitive damages. The Company has filed a demurrer to the entire complaint, which is scheduled to be heard on September 24, 1999.

Saipan

The Company has reached a settlement in its lawsuits relating to its sourcing of clothing products from independent garment manufacturers in Saipan (Commonwealth of Northern Mariana Islands). The settlement is subject to court approval. No hearing has been set to date.

The settlement, if approved by the court, will not have a material impact on the Company's financial position or results of operations.

Other

The Company is also subject to other ordinary routine litigation incidental to its business and with respect to which no material liability is expected.


Note 6 - Subsequent Events

On August 24, 1999, the Company entered into a Joint Venture Agreement to establish a subsidiary to operate the Company's Internet and catalog businesses. The Company will contribute $10 million in cash and the assets and liabilities associated with its present Internet and catalog businesses to the new entity. Benchmark Capital and Madrona Investment Group will collectively contribute $16 million to the new entity. Initially, the Company will own approximately 84% of the new subsidiary, with Benchmark Capital and Madrona Investment Group holding the remaining minority interest.


                                 11 of 16

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Statements made in this filing that are not historical facts are forward looking information that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as "may," "will," "expect," "believe," "anticipate," "estimate," "plan" and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, which include, but are not limited to, the following: the company's ability to predict fashion trends, consumer apparel buying patterns, the company's ability to control costs and expenses, the company's ability to overcome technological problems , trends in personal bankruptcies and bad debt write-offs, employee relations, adverse weather conditions and other hazards of nature such as earthquakes and floods, the company's ability to continue its store, brand and line expansion plans, and the impact of competitive market forces.


The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nordstrom, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 1999.

Results of Operations:
----------------------

For the second quarter ended July 31, 1999, diluted earnings per share were $0.51, an increase of 8.5% over the $0.47 achieved in the prior year. For the six-month period ended July 31, 1999, diluted earnings per share were $0.72, an increase of 5.9% over the $0.68 achieved in the prior year. The increase in diluted earnings per share for the quarter and six-month period was due primarily to continuing improvement in gross margin and to a decrease in the number of shares outstanding.

During the second quarter of 1999, sales decreased 0.3% compared to the corresponding quarter in 1998. For the six-month period, sales declined 0.2% compared to the corresponding period in 1998. Comparable store sales declined 2.4% for the quarter and 2.6% for the six-month period, in part reflecting less promotional offerings and less than optimal promotion of the Anniversary Sale, in July 1999. For the quarter and the six-month period, comparable sales were also impacted by lower merchandise levels, which, in some cases, affected product assortment, depth and mix.

Cost of sales and related buying and occupancy expenses as a percentage of net sales for the second quarter were 65.4%, compared to 67.1% for the second quarter of 1998, and 65.7% for the six-month period, compared to 67.1% for the corresponding period in 1998. The decrease in cost of sales for the quarter and six-month period was due primarily to higher merchandise margins resulting from favorable pricing strategies and lower markdowns. The decrease in cost of sales was partially offset by an increase in occupancy costs due to new stores and remodeling projects.




                                 12 of 16

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


For the second quarter of 1999, selling, general and administrative expenses as a percentage of sales increased to 27.3%, compared to 26.2% for the second quarter of 1998. For the six-month period, selling, general and administrative expenses were 28.5%, compared to 27.7% for the corresponding period in 1998. The increases for the quarter and six-month period were due to several factors. Management expenses increased due primarily to additional personnel and consulting resources related to the Company's strategic and planning initiatives. Information services costs increased due to higher information systems operational costs. Also, for the six-month period, information services costs were higher due to non-recurring costs related to the Company's data center relocation from Seattle, Washington to Denver, Colorado during the first quarter. The expense increases were partially offset by decreases in credit and collection expenses, due to lower bad debt costs, and lower selling costs due to improved management of labor in relation to sales volume for the quarter and six-month period.

Interest, net increased $1.4 million for the second quarter compared to the corresponding quarter in 1998, and increased $3.2 million for the six-month period compared to the corresponding period in 1998. The increase in interest, net for both the quarter and six-month period reflect higher borrowing levels as a result of the Company's share repurchase activity.

Service charge income and other, net decreased $5.6 million for the second quarter compared to the corresponding quarter in 1998, and decreased $8.8 million for the six-month period compared to the corresponding period in 1998. These decreases were due primarily to lower accounts receivable balances on which the Company earns service charges.


Liquidity and Capital Resources:
--------------------------------

During the six-months ended July 31, 1999, the Company repurchased 3.9 million shares of its common stock for an aggregate of approximately $135 million. At July 31, 1999, the Company had remaining share repurchase authorization of approximately $185 million.

On August 20, 1999, the Company opened a full-line store in Providence, Rhode Island and replaced a full-line store in Spokane, Washington. Construction is progressing as planned on new stores scheduled to open later this year and in 2000.

During the six-month period ended July 31, 1999, the Company reduced cash and cash equivalents by $172 million, to a balance of $60 million at July 31, 1999, due primarily to share repurchase activity, maturities of notes payable and repayments of short-term debt.







                                 13 of 16

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

The Company is currently evaluating, replacing or upgrading its computer systems in an effort to make them Year 2000 compliant. While these remediation efforts are essentially complete for its critical computer systems, testing is ongoing. Testing is being conducted based on criticality. Non-information technology systems, such as microchips embedded in elevators, are also being evaluated, replaced or upgraded, as needed. Although the Company's initial assessment of its Year 2000 compliance has been completed, reassessments are conducted on an ongoing basis to provide reasonable assurance that all critical risks have been identified and will be mitigated.

The Company's cumulative Year 2000 expenses through July 31, 1999, were approximately $15.4 million. Approximately $1.0 million of expenses were incurred during the second quarter ended July 31, 1999, compared to approximately $3.0 million of expenses incurred in the second quarter of 1998. For the six-month period ended July 31, 1999, approximately $2.2 million of expenses were incurred, compared to $4.3 million in the corresponding period of 1998. Approximately $1.6 million of expenses are expected to be incurred throughout the remainder of 1999. In order to meet Year 2000 compliance goals, the Company has redeployed existing resources. While this reallocation of resources has resulted in the deferral of certain information technology projects, the impact of those deferrals is not material to the Company. The Company believes that all necessary Year 2000 compliance work will be completed in a timely fashion. However, there can be no guarantee that all systems will be compliant by the Year 2000, that the estimated cost of remediation will not increase, or that the systems of others (e.g., vendors and other third parties) on which the Company relies will be compliant.

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





                                 14 of 16

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


The Company believes that the most likely worst-case scenarios that it might confront with respect to Year 2000 issues have to do with the possible failure of third party systems over which the Company has no control, such as, but not limited to, power and telecommunications services. The Company has in place a business continuity plan that addresses recovery from various kinds of disasters, including recovery from significant interruption in conveyance of data within the Company's network information systems. The Company is using this plan to assist in an ongoing effort to develop, test and validate more specific Year 2000 contingency plans.


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


Item 1. Legal Proceedings
-------------------------

The information required under this item is included in the following section of Part I, Item 1 of this report:

          Note 5 in Notes to Consolidated Financial Statements


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Company held its Annual Shareholders Meeting on May 18, 1999 at which time the shareholders voted on the following proposals:

(1) Election of eleven directors for a one-year term.

         Name of Candidate           For               Withheld
      ----------------------     -----------          ----------
      D. Wayne Gittinger         127,859,829          1,919,062
      Enrique Hernandez, Jr.     129,184,658            594,233
      Ann D. McLaughlin          129,189,955            588,936
      John A. McMillan           129,198,054            580,837
      Bruce A. Nordstrom         129,202,635            576,256
      John N. Nordstrom          129,203,130            575,761
      Alfred E. Osborne, Jr.     129,201,971            576,920
      William D. Ruckelshaus     129,184,689            594,202
      Elizabeth Crownhart
       Vaughan                   129,182,738            596,153
      Bruce G. Willison          129,205,635            573,256
      John J. Whitacre           129,205,464            573,427

                                 15 of 16

Item 4.  Submission of Matters to a Vote of Security Holders (Cont.)
--------------------------------------------------------------------


       There were no abstentions and no broker non-votes.


(2) Ratification of the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year 1999.

    The vote was 129,405,231 for, 57,038 against and 316,622
abstentions.  There were no broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
     --------

(10.1) Second Amendment to the Credit Agreement dated July 24, 1997 between Registrant and a group of commercial banks, dated June 22, 1999 is filed herein as an Exhibit.

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


Date:  September 13, 1999
       ------------------


                                 16 of 16

NORDSTROM, INC. AND SUBSIDIARIES

Exhibit Index

Exhibit                                   Method of Filing
-------                                   ----------------

10.1 Second Amendment to the Credit       Filed herewith electronically
      Agreement dated July 24, 1997
      between Registrant and a group
      of commercial banks, dated
      June 22, 1999

27.1 Financial Data Schedule              Filed herewith electronically