Form 10-Q
period 1999-10-31
NORDSTROM INC
filed 1999-12-15
CIK 72333

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1999

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


                          YES   X       NO
                              _____        _____

Common stock outstanding as of November 30, 1999: 134,597,726 shares of common stock.










                                 1 of 16

                     NORDSTROM, INC. AND SUBSIDIARIES
                     --------------------------------
                                 INDEX
                                 -----

                                                                  Page
                                                                  Number
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)

        Consolidated Statements of Earnings
           Three and Nine months ended
           October 31, 1999 and 1998                                 3

        Consolidated Balance Sheets
           October 31, 1999 and 1998 and
           January 31, 1999                                          4

        Consolidated Statements of
           Shareholders' Equity
             Nine months ended October 31,
             1999 and 1998                                           5

        Consolidated Statements of Cash Flows
           Nine months ended October 31, 1999
           and 1998                                                  6

        Notes to Consolidated Financial Statements                   7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    11

    Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                            15

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                      15

    Item 6.  Exhibits and Reports on Form 8-K                       15









                                 2 of 16

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
             (dollars in thousands except per share amounts)
                              (unaudited)

                                     Three Months           Nine Months
                                   Ended October 31,      Ended October 31,
                                ----------------------  -- -------------------
                                   1999        1998        1999        1998
                                ----------  ----------  ----------  ----------
Net sales                       $1,110,114  $1,094,349  $3,592,614  $3,581,848
                                ----------  ----------  ----------  ----------
Costs and expenses:
  Cost of sales and related
    buying and occupancy           717,844     717,100   2,349,388   2,386,643
  Selling, general and
    administrative                 351,184     328,235   1,058,968   1,017,008
  Interest, net                     13,091      12,715      37,583      34,001
Service charge income
    and other, net                 (27,038)    (26,876)    (76,235)    (84,878)
                                ----------  ----------  ----------  ----------
                                 1,055,081   1,031,174   3,369,704   3,352,774
                                ----------  ----------  ----------  ----------

Earnings before income taxes        55,033      63,175     222,910     229,074
Income taxes                        21,400      24,500      86,900      88,900
                                ----------  ----------  ----------  ----------
Net earnings                    $   33,633  $   38,675  $  136,010  $  140,174
                                ==========  ==========  ==========  ==========
Basic earnings per share        $      .25  $      .27  $      .98  $      .95
                                ==========  ==========  ==========  ==========
Diluted earnings per share      $      .25  $      .27  $      .97  $      .95
                                ==========  ==========  ==========  ==========
Cash dividends paid per share
    of common stock outstanding $      .08  $      .08  $      .24  $      .22
                                ==========  ==========  ==========  ==========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.















                                 3 of 16

                     NORDSTROM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)

                                   October 31,  January 31,  October 31,
                                      1999         1999         1998
                                   (unaudited)               (unaudited)
                                   -----------  ----------   -----------
ASSETS
Current Assets:
  Cash and cash equivalents        $   21,193   $  241,431   $   20,269
  Short-term investment                18,762            -            -
  Accounts receivable, net            551,574      587,135      570,920
  Merchandise inventories           1,041,873      750,269    1,048,386
  Prepaid income taxes and other       98,745       92,426       97,949
                                   ----------   ----------   ----------
  Total current assets              1,732,147    1,671,261    1,737,524
Land, buildings and
  equipment, net                    1,424,635    1,362,400    1,352,345
Long-term investment                   28,143            -            -
Other assets                           80,173       81,746       72,797
                                   ----------   ----------   ----------
TOTAL ASSETS                       $3,265,098   $3,115,407   $3,162,666
                                   ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                    $  137,957   $   78,783   $  344,483
  Accounts payable                    496,580      339,635      495,875
  Accrued salaries, wages
    and related benefits              189,535      202,914      177,189
  Income taxes and other accruals     101,888       96,281       78,017
  Current portion
    of long-term debt                  58,146       63,341       59,113
                                   ----------   ----------   ----------
  Total current liabilities           984,106      780,954    1,154,677
Long-term debt                        747,076      804,893      560,285
Deferred lease credits                240,223      147,188      132,194
Other liabilities                      76,606       65,719       67,441
Shareholders' Equity:
  Common stock, no par:
    250,000,000 shares authorized;
    135,185,569, 142,114,167 and
    141,968,889 shares issued
    and outstanding                   246,698      230,761      217,625
  Unearned stock compensation          (8,681)      (4,703)      (4,953)
  Retained earnings                   964,401    1,090,595    1,035,397
  Accumulated other comprehensive
    income                             14,669            -            -
                                   ----------   ----------   ----------
  Total shareholders' equity        1,217,087    1,316,653    1,248,069
                                   ----------   ----------   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY             $3,265,098   $3,115,407   $3,162,666
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

                                 4 of 16

                          NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               (dollars in thousands)
                                    (unaudited)

                                                                          Accumulated Other
                              Common Stock        Unearned     Retained     Comprehensive
                           Shares       Amount  Compensation   Earnings         Income       Total
                          ------------------------------------------------------------------------
Balance at
  February 1, 1999         142,114,167  $230,761    $(4,703)   $1,090,595          -    $1,316,653
--------------------------------------------------------------------------------------------------
Net earnings                    -           -           -         136,010          -       136,010
Unrealized gain on
  investment                    -           -           -            -         $14,669      14,669
                                                                                           -------
Comprehensive net
  earnings                                                                                 150,679
Cash dividends
  ($.24 per share)              -           -           -         (33,686)         -       (33,686)
Issuance of common stock       344,802     9,343        -            -             -         9,343
Stock compensation              -          6,594     (3,978)         -             -         2,616
Purchase and retirement of
  common stock              (7,273,400)     -           -        (228,518)         -      (228,518)
                           -----------------------------------------------------------------------
Balance at
  October 31, 1999         135,185,569  $246,698    $(8,681)   $  964,401      $14,669  $1,217,087
                           =======================================================================


Balance at
  February 1, 1998         152,518,104  $201,050        -      $1,274,008          -    $1,475,058
--------------------------------------------------------------------------------------------------
Net earnings                    -           -           -         140,174          -       140,174
Cash dividends
  ($.22 per share)              -           -           -         (32,708)         -       (32,708)
Issuance of common stock       648,385    11,580        -            -             -        11,580
Stock compensation              -          4,995    $(4,953)         -             -            42
Purchase and retirement of
     common stock          (11,197,600)     -           -        (346,077)         -      (346,077)
                           -----------------------------------------------------------------------
Balance at
  October 31, 1998         141,968,889  $217,625    $(4,953)   $1,035,397          -    $1,248,069
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






                                 5 of 16

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)
                               (unaudited)

                                                     Nine Months
                                                  Ended October 31,
                                                ---------------------
                                                  1999         1998
                                                --------     --------
OPERATING ACTIVITIES:
 Net earnings                                   $136,010     $140,174
 Adjustments to reconcile net earnings
   to net cash provided by
   operating activities:
     Depreciation                                140,809      129,729
     Amortization of deferred lease
       credits and other, net                     (2,823)      (1,538)
     Stock-based compensation expense              2,616           42
     Change in:
       Accounts receivable, net                   35,561       93,528
       Merchandise inventories                  (291,604)    (222,341)
       Prepaid income taxes and other             (8,273)     (10,132)
       Accounts payable                          156,945      174,564
       Accrued salaries, wages and
         related benefits                        (13,379)      (9,026)
       Income tax liabilities and
         other accruals                            2,269        2,545
       Other liabilities                           4,847        6,396
                                                --------     --------
Net cash provided by operating activities        162,978      303,941
                                                --------     --------
INVESTING ACTIVITIES:
 Capital expenditures                           (219,041)    (241,303)
 Additions to deferred lease credits              98,599       57,238
 Investments in unconsolidated affiliates              -      (32,857)
 Other, net                                       (6,008)      (1,397)
                                                --------     --------
Net cash used in investing activities           (126,450)    (218,319)
                                                --------     --------
FINANCING ACTIVITIES:
 Borrowings                                       59,174      377,862
 Principal payments on debt                      (63,079)    (100,804)
 Proceeds from issuance of common stock            9,343       11,580
 Cash dividends paid                             (33,686)     (32,708)
 Purchase and retirement of common stock        (228,518)    (346,077)
                                                --------     --------
Net cash used in financing activities           (256,766)     (90,147)
                                                --------     --------
Decrease in cash and cash equivalents           (220,238)      (4,525)
Cash and cash equivalents at
  beginning of period                            241,431       24,794
                                                --------     --------
Cash and cash equivalents at end of period      $ 21,193     $ 20,269
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

                                 6 of 16

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)


Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
---------------------
The consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the "Company") as of October 31, 1999 and 1998, and the related consolidated statements of earnings, cash flows, and shareholders' equity for the periods then ended, have been prepared from the accounts without audit.

The consolidated financial information applicable to interim periods is not necessarily indicative of the results for the fiscal year.

The financial information should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Nordstrom, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 1999.

In the opinion of management, the consolidated financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom, Inc. and subsidiaries as of October 31, 1999 and 1998, and the results of their operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.

Recent Accounting Pronouncements
--------------------------------
Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting For Derivative Instruments and Hedging Activities," as amended, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management expects that adoption of this standard, in its fiscal year beginning February 1, 2001, will not have a material impact on the Company's consolidated financial statements.

Reclassifications
-----------------
Certain prior year amounts have been reclassified to conform with the presentation for the current year.


Note 2 - Information Technology Restructuring and Other Charges

In October 1999, the Company committed to a restructuring of its information technology services area in order to improve efficiency and effectiveness. The restructuring included a reduction in the work force and the cessation and concurrent write-off of certain systems projects. The Company recorded a $8 million pre-tax charge during the quarter in connection with this restructuring. Also, during the quarter ended October 31, 1999, the Company accrued $2 million in connection with the pending settlements of previously disclosed lawsuits related to its vacation policy and the sourcing of clothing products from Saipan.

                                7 of 16

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)




Note 3 - Earnings Per Share

                            Three Months               Nine Months
                          Ended October 31,         Ended October 31,
                      -------------------------  ------------------------
                           1999         1998         1999        1998
                      ------------  -----------  ----------- ------------
Basic shares           136,721,774  144,489,687  139,274,764  147,712,059
Dilutive effect of
   stock options and
   restricted stock        345,158      463,509      709,897      569,379
                       -----------  -----------  -----------  -----------
Diluted shares         137,066,932  144,953,196  139,984,661  148,281,438
                       ===========  ===========  ===========  ===========
Antidilutive options     4,885,296      685,327    2,439,582      397,663
                       ===========  ===========  ===========  ===========

Note 4 - Investment

In September 1998, the Company purchased non-voting convertible preferred stock in a private company. In June 1999, that company completed an initial public offering of its common stock and the Company's investment was converted to common stock. A portion of the common stock investment is reported as short-term because the Company expects to sell it within one year.
Accumulated other comprehensive income includes the increase in the fair market value of the investment based on its quoted market value at October 31, 1999, net of applicable income taxes of $9.4 million.


Note 5 - Segment Reporting

The following tables set forth information for the Company's reportable segments and a reconciliation to the consolidated totals:

Three months ended             Retail    Credit     Catalog/   Corporate
October 31, 1999               Stores  Operations   Internet   and Other    Eliminations      Total
---------------------------------------------------------------------------------------------------
Net sales and revenues to
  external customers       $1,053,479           -  $ 52,009      $ 4,626               - $1,110,114
Service charge income               -    $ 28,651         -            -               -     28,651
Intersegment revenues           7,198       5,396         -            -        $(12,594)         -
Net earnings                   51,943       8,293   (10,010)     (16,593)              -     33,633


                                 8 of 16


                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)



Note 5 - Segment Reporting (cont.)


Three months ended             Retail    Credit     Catalog/   Corporate
October 31, 1998               Stores  Operations   Internet   and Other    Eliminations      Total
---------------------------------------------------------------------------------------------------
Net sales and revenues to
  external customers       $1,039,858           -  $ 49,917      $ 4,574               - $1,094,349
Service charge income               -    $ 29,572         -            -               -     29,572
Intersegment revenues           6,808       5,751         -            -        $(12,559)         -
Net earnings                   54,444       5,731    (9,316)     (12,184)              -     38,675


Nine months ended              Retail    Credit     Catalog/   Corporate
October 31, 1999               Stores  Operations   Internet   and Other    Eliminations      Total
---------------------------------------------------------------------------------------------------
Net sales and revenues to
  external customers       $3,441,146           -  $141,031      $10,437               - $3,592,614
Service charge income               -    $ 84,135         -            -               -     84,135
Intersegment revenues          14,575      17,907         -            -        $(32,482)         -
Net earnings                  208,198      20,461   (21,295)     (71,354)              -    136,010


Nine months ended              Retail    Credit     Catalog/   Corporate
October 31, 1998               Stores  Operations   Internet   and Other    Eliminations      Total
---------------------------------------------------------------------------------------------------
Net sales and revenues to
  external customers       $3,429,018           -  $141,704      $11,126               - $3,581,848
Service charge income               -    $ 90,573         -            -               -     90,573
Intersegment revenues          20,745      19,193         -            -        $(39,938)         -
Net earnings                  200,476      17,505   (16,535)     (61,272)              -    140,174

Note 6 - Contingent Liabilities

Because the cosmetics and Nine West lawsuits described below are still in their preliminary stages, the Company is not in a position at this time to quantify the amount or range of any possible losses related to those claims. The Company intends to vigorously defend itself in those cases. While no assurance can be given as to the ultimate outcomes of these lawsuits, based on preliminary investigations, management currently believes that resolving these matters will not have a material adverse effect on the Company's financial position.

Cosmetics

The Company is a defendant along with other department stores in nine separate but virtually identical lawsuits filed in various Superior Courts of the State of California in May, June and July 1998 that have now been consolidated in Marin County state court. The plaintiffs seek to represent a class of all California residents who purchased cosmetics and fragrances for personal use from any of the defendants during the period May 1994 through May 1998. Plaintiffs' consolidated complaint alleges that the Company and other department stores agreed to charge identical prices for cosmetics and


                                   9 of 16

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)



Note 6 - Contingent Liabilities (cont.)

fragrances, not to discount such prices, and to urge manufacturers to refuse to sell to retailers who sell cosmetics and fragrances at discount prices, resulting in artificially-inflated retail prices paid by the class in violation of California state law. The plaintiffs seek treble damages in an unspecified amount, attorneys' fees and prejudgment interest. Defendants, including the Company, have answered the consolidated complaint denying the allegations. Discovery has commenced and defendants have begun the process of producing documents and responding to plaintiffs' discovery requests. Plaintiffs have not yet moved for class certification.

Nine West

The Company was named as a defendant in a number of substantially identical lawsuits filed in federal district courts in New York and elsewhere beginning in January and February 1999. In addition to Nine West, a leading manufacturer and retailer of women's non-athletic footwear and accessories, other defendants include various department store and specialty retailers. The lawsuits have now been consolidated in federal district court in New York and purport to be brought on behalf of a class of persons who purchased Nine West footwear from the defendants during the period January 1988 to mid-February 1999.
Plaintiffs' consolidated complaint alleges that the retailer defendants agreed with Nine West and with each other on the minimum prices to be charged for Nine West shoes. The plaintiffs seek treble damages in an unspecified amount, attorneys' fees and prejudgment interest. Defendants have moved to dismiss the consolidated complaint, and briefing on the motion is complete. The Court has stayed discovery pending its decision on the motion to dismiss, and plaintiffs have not yet moved for class certification. In addition, the Federal Trade Commission has opened an investigation into the allegations in the pending Nine West lawsuits, as have the Attorneys General of the states of New York, Ohio, Texas and Florida. The Company and the other defendants have submitted documents and information to those agencies.









                                 10 of 16

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)



Note 6 - Contingent Liabilities (cont.)




Other

The Company is also subject to other ordinary routine litigation incidental to its business and with respect to which no material liability is expected.


Note 7 - Subsequent Events

On November 1, 1999, the Company established a subsidiary to operate its Internet commerce and catalog businesses, Nordstrom.com LLC. The Company contributed the assets and certain liabilities associated with its internet commerce and catalog businesses and $10 million in cash to the subsidiary. Affiliates of Benchmark Capital and Madrona Investment Group, collectively, contributed $16 million in cash to the new entity. The Company owns approximately 84% of Nordstrom.com LLC, with Benchmark Capital and Madrona Investment Group holding the remaining interest.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Statements made in this filing that are not historical facts are forward looking information that involve risks and uncertainties. Forward-looking statements typically are identified by the use of such terms as "may," "will," "expect," "believe," "anticipate," "estimate," "plan" and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, which include, but are not limited to, the following: the Company's ability to predict fashion trends, consumer apparel buying patterns, the Company's ability to control costs and expenses, the Company's ability to overcome technological problems, trends in personal bankruptcies and bad debt write-offs, employee relations, adverse weather conditions and other hazards of nature such as earthquakes and floods, the Company's ability to continue its store, brand and line expansion plans, and the impact of competitive market forces.




                                 11 of 16

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nordstrom, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 1999.

Results of Operations:
----------------------

For the third quarter ended October 31, 1999, diluted earnings per share were $0.25, compared to $0.27 per share for the third quarter last year. The decrease in earnings was attributable to charges of $10 million
($.04 per share net of taxes) related to staff reductions and discontinued project write-offs in the Company's information technology area and the estimated cost of certain lawsuit settlements. For the nine-month period ended October 31, 1999, diluted earnings per share were $0.97, an increase of 2.1% over the $0.95 achieved in the prior year. The increase was due primarily to continuing improvement in gross margin and a decrease in the number of shares outstanding.

During the third quarter of 1999, sales increased 1.4% compared to the corresponding quarter in 1998. For the nine-month period, sales increased 0.3% compared to the corresponding period in 1998. Comparable store sales declined 1.9% for the quarter and 2.3% for the nine-month period. The comparable store sales trend for the quarter improved from the 2.6% decline reported for the first half of the year. For the quarter and nine-month period, comparable sales decreases are believed to be primarily due to missed fashion product offering opportunities in the women's, kids and juniors apparel divisions.

Cost of sales and related buying and occupancy expenses as a percentage of net sales for the third quarter were 64.7%, compared to 65.5% for the third quarter of 1998, and 65.4% for the nine-month period, compared to 66.6%
for the corresponding period in 1998. For the quarter, the decrease in cost of sales resulted primarily from improvements in the Company's buying processes and vendor programs. The decrease in cost of sales for the nine-month period
is also attributable to buying improvements, as well as lower markdowns.   The
decrease for the nine-month period was partially offset by an increase in occupancy costs due to new stores and remodeling projects.

For the third quarter of 1999, selling, general and administrative expenses as a percentage of sales increased to 31.6%, compared to 30.0% for the third quarter of 1998. For the nine-month period, selling, general and administrative expenses were 29.5%, compared to 28.4% for the corresponding period in 1998. For the quarter, management costs increased due to the addition of personnel, the cost of consulting resources related to the Company's strategic and planning initiatives, and estimated charges related to the aforementioned lawsuit settlements. For the quarter and nine-month period,





                                 12 of 16

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


information services costs also increased due to restructure costs and project write-offs, as well as increased operational costs related to new systems.
The increases were offset by decreases in bad debt expense for the quarter and nine-month period, due to the improved credit quality of the Company's receivables.

Service charge income and other, net decreased $8.6 million for the nine-month period compared to the corresponding period in 1998. The decrease was due primarily to lower accounts receivable balances on which the Company earns service charges.


Liquidity and Capital Resources:
--------------------------------

The Company's working capital at October 31, 1999 increased compared to October 31, 1998 due primarily to a decrease in short-term borrowings. In January 1999, the Company issued $250 million of Senior Notes which were used, in part, to repay borrowings under the Company's commercial paper program.

During the nine-months ended October 31, 1999, the Company repurchased 7.3 million shares of its common stock for an aggregate of approximately $228 million. At October 31, 1999, the Company had remaining share repurchase authorization of approximately $93 million. In November 1999, the Board of Directors authorized an additional repurchase of $150 million of the Company's common stock.

During the quarter, the Company opened three new full-line stores in Providence, Rhode Island, Mission Viejo, California and Columbia, Maryland, and a new Rack store in Brea, California. The Company also opened a full-line store in Spokane, Washington which replaced an existing store and has additional square footage of 16,000 compared to the former store. On
November 9, 1999, the Company opened a Rack replacement store in Lynnwood, Washington with 12,000 square feet of more space, and opened a new Rack store on November 19, 1999 in Gaithersburg, Maryland. Construction is progressing as planned on new stores scheduled to open in 2000.

For the nine-month period ended October 31, 1999, cash flow financed all of the Company's operational and capital needs. The net reduction in cash, since the beginning of the year, is essentially due to share repurchase activity.

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

The Company has evaluated, replaced or upgraded its computer systems in an effort to make them Year 2000 compliant. While these remediation efforts are essentially complete for its critical computer systems, testing is ongoing. Testing is being conducted based on criticality. Non-information technology systems, such as microchips embedded in elevators, are also being evaluated, replaced or upgraded, as needed. Although the Company's initial assessment of its Year 2000 compliance has been completed, reassessments are conducted on an ongoing basis to provide reasonable assurance that all critical risks have been identified and will be mitigated.

The Company's cumulative Year 2000 expenses through October 31, 1999, were approximately $16.2 million. Approximately $730,000 of expenses were incurred during the third quarter ended October 31, 1999, compared to approximately $1.2 million of expenses incurred in the third quarter of 1998. For the nine-month period ended October 31, 1999, approximately $2.9 million of expenses were incurred, compared to $5.5 million in the corresponding period of 1998. Approximately $800,000 of expenses are expected to be incurred throughout the remainder of 1999. In order to meet Year 2000 compliance goals, the Company has redeployed existing resources. While this reallocation of resources has resulted in the deferral of certain information technology projects, the impact of those deferrals is not material to the Company. The Company believes that all necessary Year 2000 compliance work will be completed in a timely fashion. However, there can be no guarantee that all systems will be compliant by the Year 2000, that the estimated cost of remediation will not increase, or that the systems of others (e.g., vendors and other third parties) on which the Company relies will be compliant.

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

The Company believes that the most likely worst-case scenarios that it might confront with respect to Year 2000 issues have to do with the possible failure of third party systems over which the Company has no control, such as, but not limited to, power and telecommunications services. The Company has in place a business continuity plan that addresses recovery from various kinds of disasters, including recovery from significant interruption in conveyance of data within the Company's network information systems. The Company is using this plan to assist in an ongoing effort to develop and validate more specific Year 2000 contingency plans.



                                 14 of 16

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

          Note 6 in Notes to Consolidated Financial Statements


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
     --------

(10.1) Amended and Restated Revolving Credit Facility between Registrant and a group of commercial banks, dated October 15, 1999 is filed herein as an Exhibit.

(27.1)  Financial Data Schedule is filed herein as an Exhibit.


(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the quarter for which this report is filed.


















                                 15 of 16

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         NORDSTROM, INC.
                            (Registrant)


                        /s/            Michael Koppel
                    ----------------------------------------------------
                                       Michael Koppel
                           Vice President and Corporate Controller



Date:  December 15, 1999
       -----------------
































                                 16 of 16

NORDSTROM, INC. AND SUBSIDIARIES

Exhibit Index

Exhibit                                   Method of Filing
-------                                   ----------------

10.1 Amended and Restated Revolving       Filed herewith electronically
      Credit Facility between Registrant
      and a group of commercial banks,
      dated October 15, 1999

27.1 Financial Data Schedule              Filed herewith electronically