Form 10-K
period 2000-01-31
NORDSTROM INC
filed 2000-04-07
CIK 72333

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended January 31, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______ to _______

                          Commission file number 0-6074

                                 Nordstrom, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Washington                                    91-0515058
  -------------------------------                        ------------------
  (State or other jurisdiction of                          (IRS employer
   incorporation or organization)                        Identification No.)

                  1617 Sixth Avenue, Seattle, Washington 98101
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

        Registrant's telephone number, including area code: 206-628-2111

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, without par value
                      ------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /



                                     1 of 19

On March 20, 2000, 130,827,260 shares of common stock were outstanding, and the aggregate market value of those shares (based upon the closing price as reported by NASDAQ) held by non-affiliates was approximately $1.8 billion.


                   Documents Incorporated by Reference:

Portions of Nordstrom, Inc. 1999 Annual Report to Shareholders
    (Parts I, II and IV)

Portions of Proxy Statement for 2000 Annual Meeting of Shareholders
    (Part III)



                                     2 of 19

                                     PART I


Item 1.  Business.

Nordstrom, Inc. (the "Company") was incorporated in the State of Washington in 1946 as successor to a retail shoe business started in 1901. As of January 31, 2000, the Company operated 71 large specialty stores in Alaska, Arizona, California, Colorado, Connecticut, Georgia, Illinois, Indiana, Kansas, Maryland, Michigan, Minnesota, New Jersey, New York, Ohio, Oregon, Pennsylvania, Rhode Island, Texas, Utah, Virginia and Washington, selling a wide selection of apparel, shoes and accessories for women, men and children.

The Company also operated 27 stores under the name "Nordstrom Rack" and one clearance store. The Racks purchase merchandise directly from manufacturers, as well as serving, in part, as outlets for clearance merchandise from the Company's large specialty stores. The Racks are located in Arizona, California, Colorado, Illinois, Maryland, Minnesota, New York, Oregon, Pennsylvania, Utah, Virginia and Washington.

The Company also operated three specialty boutiques in New York and California under the name "Faconnable", and two free-standing shoe stores located in Hawaii.

On November 1, 1999, the Company established a new subsidiary, NORDSTROM.com, to promote the rapid expansion of both its Internet commerce and catalog businesses. The Company contributed assets and certain liabilities associated with its Internet commerce and catalog businesses and $10 million in cash to the subsidiary. Affiliates of Benchmark Capital and Madrona Investment Group, collectively, contributed $16 million in cash to the new entity. The Company owns approximately 81.4% of NORDSTROM.com, with Benchmark Capital and Madrona Investment Group holding the remaining interest.

The first major endeavor in November 1999 by NORDSTROM.com was the launching of the Internet site NORDSTROMSHOES.com, which offers on-line access to millions of pairs of shoes. The launch was supported by a multimedia national advertising campaign.

In March 2000, the Company opened a large specialty store in Buford, Georgia and a new Rack store in Atlanta, Georgia. In May 2000, a new Rack store in Plano, Texas is scheduled to open. In addition, the Company plans to open full-line stores in Broomfield, CO; Frisco, TX; Roseville, CA; Chicago, IL; and Boca Raton, FL, as well as Rack stores in Glendale, CA; Troy, MI; Honolulu, HI; Spokane, WA; Los Angeles, CA; Hurst, TX; and Scottsdale, AZ, during 2000. The Company's plans for 2000 also include the remodel of its Edison, NJ and Chicago, IL full-line stores.



                                     3 of 19

The west coast of the United States, and the east coast, from southern New York to Virginia, are the markets in which the Company has the largest presence. An economic downturn or other significant event within one of those markets may have a material effect on the Company's operating results.

The Company purchases merchandise from many suppliers, no one of which accounted for more than 3% of 1999 net purchases. The Company believes that it is not dependent on any one supplier, and considers its relations with its suppliers to be satisfactory.

The Company has approximately 100 trademarks. With the exception of the Federally registered names "Nordstrom", "Classiques Entier", "Evergreen", "Preview Collection" and "Preview International", the loss or abandonment of any particular trademark would not have a significant impact on the operations of the Company.

Due to the Company's anniversary sale in July and holidays in December, sales are higher in the second and fourth quarters of the fiscal year than in the first and third quarters. During the year ended January 31, 2000, the Company regularly employed on a full or part-time basis an average of approximately 40,000 employees. Due to the seasonal nature of the Company's business, employment increased to approximately 47,000 employees in July, and approximately 45,000 employees in December.

The Company's business is highly competitive. Its stores compete with other national, regional and local retail establishments within its operating areas which carry similar lines of merchandise, including department stores, specialty stores, boutiques, and mail order and internet businesses. The Company believes the principal methods of competing in its industry include customer service, value, fashion, advertising, store location and depth of selection.

Certain other information required under Item 1 is contained within the following sections of the Company's 1999 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

           Management's Discussion and Analysis
           Note 1 in Notes to Consolidated Financial Statements
           Note 14 in Notes to Consolidated Financial Statements
           Retail Store Facilities


Executive Officers of the Registrant

                                               Officer
       Name          Age      Title             Since      Family Relationship
-------------------- --- ------------------    -------     -------------------
Jammie Baugh         46   Executive Vice        1990              None
                           President

Robert E. Campbell   44   Vice President and    1999              None
                           Treasurer



                                     4 of 19

------------------------------------------------

Gail A. Cottle       48   Executive Vice             1985          None
                           President

Darren R. Jackson    35   Vice President             1998          None

Kevin T. Knight      44   Vice President,            1998          None
                           Chairman and Chief
                           Executive Officer of
                           Nordstrom Federal
                           Savings Bank, and
                           President of Nordstrom
                           Credit, Inc.

Michael G. Koppel    43   Vice President             1999          None

F. Richard Lennon    59   Vice President             2000          None

Robert J. Middlemas  43   Executive Vice             1993          None
                           President

Blake W. Nordstrom   39   Executive Vice             1991   Brother of Erik B. and Peter E.
                           President                          Nordstrom; son of Bruce A.
                                                              Nordstrom, a Director of the
                                                              Company; and nephew of D. Wayne
                                                              Gittinger, a Director of the
                                                              Company.

Erik B. Nordstrom    36   Executive Vice             1995   Brother of Blake W. and Peter E.
                           President                          Nordstrom; son of Bruce A.
                                                              Nordstrom, a Director of the
                                                              Company; and nephew of D. Wayne
                                                              Gittinger, a Director of the
                                                              Company.

J. Daniel Nordstrom  37   President of               1995   Brother of William E. Nordstrom; and
                           Nordstrom.com, LLC                 nephew of John N. Nordstrom, a
                                                              Director of the Company

Peter E. Nordstrom   37   Executive Vice             1995   Brother of Blake W. and Erik B.
                           President                          Nordstrom; son of Bruce A.
                                                              Nordstrom, a Director of the
                                                              Company; and nephew of D. Wayne
                                                              Gittinger, a Director of the
                                                              Company.

William E. Nordstrom 36   Executive Vice             1995   Brother of J. Daniel Nordstrom; and
                           President                          nephew of John N. Nordstrom, a
                                                              Director of the Company

James R. O'Neal      41   Executive Vice             1997        None
                           President

Michael A. Stein     50   Executive Vice             1998        None
                           President and Chief
                           Financial Officer



                                     5 of 19

Susan A. Wilson      54   Executive Vice        1997            None
 Tabor                     President

John J. Whitacre     47   Chairman of the       1989            None
                           Board of Directors
                           and Chief Executive
                           Officer

Martha S. Wikstrom   43   Executive Vice        1991            None
                           President

Jammie Baugh was named Executive Vice President of Human Resources on February 16, 2000. Prior thereto, she served as Executive Vice President - Northwest General Manager since 1997, Executive Vice President - General Manager Southern California since 1991, and General Manager Southern California since 1990.

Robert E. Campbell has been Vice President and Treasurer, Strategy and Planning since May 1999. Prior thereto, he was responsible for the Company's investor relations function since March 1998, and as Manager of Financial Accounting since February 1997. Prior to joining Nordstrom Inc., Mr. Campbell served in a number of financial positions with restaurant and retail companies based on the West Coast.

Gail A. Cottle, Executive Vice President, was named President of Nordstrom Product Group on February 16, 2000. Prior thereto, she served as Executive Vice President - Nordstrom Product Group General Manager since 1996, at which time men's clothing, footwear and cosmetics were added to this group. The Faconnable business unit was added to this group in 1999. Prior to 1996, she was Executive Vice President of women's apparel, children's apparel, and accessories product development since 1992.

Darren R. Jackson has been Vice President, Chief Financial Officer for Full-line Stores since May 1999. Prior thereto, he served as Vice President and Treasurer since January 31, 1999, as Vice President - Strategic Planning since August 1998, and as Planning Manager from February through August 1998. Prior to joining Nordstrom Inc., he was the Chief Financial Officer for Carson Pirie Scott & Co. since 1994.

Kevin T. Knight, Vice President of Nordstrom, Inc., Chairman and Chief Executive Officer of Nordstrom Federal Savings Bank, President of Nordstrom Credit, Inc., and, as of February 16, 2000, was named President of Nordstrom Credit Group. Prior thereto, he served as President of Nordstrom National Credit Bank, President of Nordstrom Credit, Inc., and General Manager of the credit business unit since April 1998. Prior to joining Nordstrom, he was Senior Vice President of Retailer Financial Services, a unit of General Electric Capital Corporation, since 1995. Prior thereto, he held various positions with General Electric since 1977.

Michael G. Koppel was hired as Vice President and Corporate Controller on August 12, 1999. Prior to joining Nordstrom, he served as Chief Operating Officer of CML Group, a specialty retail holding company. From 1997 through 1998, he was Chief Financial Officer of Lids Corporation, a mall based specialty retailer. From 1984 through 1997, he held a number of financial positions with the May Department Stores, most recently as Vice President- Controller of its Filenes division.



                                     6 of 19

F. Richard Lennon was hired as Vice President and Chief Information Officer on February 16, 2000. Prior to joining Nordstrom, Inc., he served as Vice President and Chief Technology Officer for Brown-Forman Corporation, since 1988. His responsiblities included a broad range of systems development, technology planning, and telecommunications support.

Robert J. Middlemas has been Executive Vice President - Central States General Manager since 1997. Prior thereto, he served as Vice President - Central States General Manager since 1993.

Blake W. Nordstrom was named Executive Vice President and President of Nordstrom Rack Group on February 16, 2000. Prior thereto, he served as Co-President responsible for credit, community relations, and Rack business unit since 1995 and as Vice President - General Manager Washington/Alaska since 1991.

Erik B. Nordstrom was named Executive Vice President - Northwest General Manager on February 16, 2000. Prior thereto, he served as Co-President responsible for Nordstrom Product Group since 1995 and as Store/Regional Manager - Minnesota since 1992.

J. Daniel Nordstrom has been President of Nordstrom.com LLC since November 1999. Prior thereto, he served as Co-President responsible for the direct sales division since 1995 and as General Manager direct sales division since 1993.

Peter E. Nordstrom was named Executive Vice President - Director of Full-line Store Merchandise Strategy for children's apparel, cosmetics, junior apparel, lingerie, men's apparel and women's sportswear on February 16, 2000. Prior thereto, he served as Co-President responsible for sales promotion, human resources, and diversity affairs since 1995, and as Regional Manager - Orange County since 1991.

William E. Nordstrom was named Executive Vice President - East Coast General Manager on February 16, 2000. Prior thereto, he served as Co-President since 1995, as Corporate Merchandise Manager Accessories in 1995 and as Corporate Merchandise Manager Nordstrom Rack from 1992 to 1995.

James R. O'Neal has been Executive Vice President - Southwest General Manager since 1997 and served as Vice President - Northern California in 1997. Prior thereto, he served as General Manager Northern California from 1995 to 1997, and served as City Regional Manager from 1993 to 1995.

Michael A. Stein has been Executive Vice President and Chief Financial Officer of the Company since October 1998. He is responsible for the Company's treasury, corporate finance, business information technology services, real estate and store planning, investor relations, controllership, tax, legal, and internal audit functions. Prior to joining Nordstrom, he served as Executive Vice President and Chief Financial Officer of Marriott International, Inc. since October 1993; as Senior Vice President, Finance and Corporate Controller of Marriott Corporation since 1991; and as Vice President, Finance and Chief Accounting Officer since 1989. Prior to joining Marriott, he spent 18 years with Arthur Andersen LLP where, since 1982, he was a partner.

Susan A. Wilson Tabor has been Executive Vice President - Rack General Manager since 1998. Prior thereto, she served as Vice President - Rack General Manager from 1997 to 1998, and served as Rack General Manager from 1993 to 1997.



                                     7 of 19

John J. Whitacre has been Chairman of the Board of Directors and Chief Executive Officer since 1996, and served as Co-Chairman from 1995 to 1996. Prior thereto, he served as Co-President - shoes, men's wear, operations, finance, product development, restaurant, credit, inventory management systems and direct sales since 1991.

Martha S. Wikstrom, Executive Vice President, was named President of Full-line Store Group on February 16, 2000. Prior thereto, she served as Executive Vice President - Full-line Stores since May 1999,as Executive Vice President - East Coast General Manager since 1997 and as Vice President - General Manager Capital since 1991.

The officers are appointed annually by the Board of Directors following each year's Annual Meeting of Shareholders. Officers serve at the discretion of the Board of Directors.


Item 2.  Properties.

The following table summarizes the number of stores owned or operated by the Company and the percentage of total store area represented by each listed category at January 31, 2000:

                                          Number of     % of total store
                                           stores        square footage
                                          ---------     ----------------
         Owned stores                        21                23%
         Leased stores                       51                32
         Owned on leased land                30                43
         Partly owned & partly leased         2                 2
                                          ---------     ----------------
                                             104              100%
                                          =========     ================

The Company also operates nine merchandise distribution centers, six which are owned, two which are leased, and one which is owned on leased land. The Company owns its principal offices in Seattle, Washington, and an office building in the Denver, Colorado metropolitan area which serves as the principal offices of Nordstrom Credit Group.

Certain other information required under this item is included in the following sections of the Company's 1999 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

           Note 8 in Notes to Consolidated Financial Statements
           Note 11 in Notes to Consolidated Financial Statements
           Retail Store Facilities



                                     8 of 19

Item 3.  Legal Proceedings.

The information required under this item is included in the following section of the Company's 1999 Annual Report to Shareholders, which section is incorporated by reference herein from Exhibit 13.1 of this report:

           Note 15 in Notes to Consolidated Financial Statements


Item 4.  Submission of Matters to a Vote of Security Holders.
         None



                                PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.

The Company's Common Stock, without par value, is traded on the NYSE National Market under the symbol "JWN." The approximate number of holders of Common Stock as of March 20, 2000 was 87,000.

Certain other information required under this item with respect to stock prices and dividends is included in the following sections of the Company's 1999 Annual Report to Shareholders, which sections are incorporated by reference herein from
Exhibit 13.1 of this report:

           Financial Highlights
           Consolidated Statements of Shareholders' Equity
           Note 16 in Notes to Consolidated Financial Statements


Item 6.  Selected Financial Data.

The information required under this item is included in the following Sections of the Company's 1999 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

           Note 1 in Notes to Consolidated Financial Statements
           Ten-Year Statistical Summary


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required under this item is included in the following section of the Company's 1999 Annual Report to Shareholders, which section is incorporated by reference herein from Exhibit 13.1 of this report:

           Management's Discussion and Analysis



                                     9 of 19

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its short-term borrowing and investment activities which generally bear interest at variable rates. Because the short-term borrowings and investments, other than the investment in marketable equity securities, have maturities of three months or less, the Company believes that the risk of material loss is low, and that the carrying amount approximates fair value. The Company's investment in marketable equity securities is classified as available-for-sale and is recorded on the balance sheet at fair value based upon the quoted market price with unrealized gains or loss reported as a separate component of accumulated other comprehensive income.

The table below presents principal amounts, at book value, by year of maturity, and related weighted average interest rates. The fair value of long-term debt (including current maturities), is calculated using quoted market prices of the same or similar issues with the same remaining term to maturity.

                                                                                              Total at         Fair Value
                                                                                             January 31,       January 31,
In thousands              2000        2001         2002        2003      2004     Thereafter    2000        2000       1999
------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE RISK

LIABILITIES
Long-term debt - Fixed  $  57,776   $  11,000   $  76,750          --         --  $ 650,000   $ 795,526   $ 715,498  $ 893,872
    Average interest
      rate                    7.6%        8.7%        7.3%         --         --        6.4%        6.6%

Certain other information required under this item is included in the following sections of the Company's 1999 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

           Note 1 in Notes to Consolidated Financial Statements
           Note 6 in Notes to Consolidated Financial Statements


Item 8.  Financial Statements and Supplementary Data.

The information required under this item is included in the following sections of the Company's 1999 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         None



                                    10 of 19

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

The information required under this item with respect to the Company's Directors and compliance with Section 16(a) of the Exchange Act is included in the following sections of the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

           Election of Directors
           Compliance with Section 16 of the Exchange Act of 1934

The information required under this item with respect to the Company's Executive Officers is incorporated by reference from Part I, Item 1 of this report under "Executive Officers of the Registrant."


Item 11. Executive Compensation.

The information required under this item is included in the following Sections of the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

           Compensation of Executive Officers in the Year Ended
              January 31, 2000
           Compensation and Stock Option Committee Report on the 1999 Fiscal
              Year Executive Compensation
           Stock Price Performance
           Compensation of Directors
           Compensation Committee Interlocks and Insider Participation


Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required under this item is included in the following section of the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, which section is incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

           Security Ownership of Certain Beneficial Owners and Management


Item 13. Certain Relationships and Related Transactions.

The information required under this item is included in the following sections of the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

         Election of Directors
         Compensation Committee Interlocks and Insider Participation Certain Relationships and Related Transactions



                                    11 of 19

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)1.    Financial Statements

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

         Other schedules for which provision is made in Regulation S-X are not required, are inapplicable, or the information is included in the Company's 1999 Annual Report to Shareholders as incorporated by reference herein from Exhibit 13.1 of this report.

(a)3. Exhibits

     (3.1) Articles of Incorporation of the Registrant, as amended and restated, are hereby incorporated by reference from the Registrant's
            Form 10-Q for the quarter ended April 30, 1999, Exhibit 3.1.

     (3.2) By-laws of the Registrant, as amended and restated on May 18, 1999, are hereby incorporated by reference from the Registrant's Form 10-Q for the quarter ended April 30, 1999, Exhibit 3.2.

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



                                    12 of 19

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

    (10.8) First amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom
            National Credit Bank, Nordstrom Credit, Inc. and Norwest Bank
            Colorado, N.A., as trustee, dated December 10, 1997 is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 1998, Exhibit 10.13.

    (10.9) Second Amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996, between Nordstrom
            Credit, Inc., Nordstrom National Credit Bank and Norwest Bank
            Colorado, N.A., as trustee, dated February 25, 1999, is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-Q for the quarter ended April 30, 1999, Exhibit 10.1.

   (10.10)  Transfer and Administration Agreement dated August 14, 1996 between
            Nordstrom National Credit Bank, Enterprise Funding Corporation and
            Nationsbank, N.A. is hereby incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended
            October 31, 1996, Exhibit 10.3.



                                    13 of 19

   (10.11)  First Amendment to the Transfer and Administration Agreement dated
            August 19, 1997 between Enterprise Funding Corporation, Nordstrom
            National Credit Bank, The Financial Institutions From Time to Time
            Parties Thereto, and Nationsbank, N.A. is hereby incorporated by reference from the Registrant's Form 10-Q for the quarter ended
            April 30, 1999, Exhibit 10.1.

   (10.12)  Second Amendment to the Transfer and Administration Agreement dated
            July 23, 1998 between Enterprise Funding Corporation, Nordstrom
            National Credit Bank, The Financial Institutions From Time to Time
            Parties Thereto, and Nationsbank, N.A. is hereby incorporated by reference from the Registrant's Form 10-Q for the quarter ended
            April 30, 1999, Exhibit 10.2.

   (10.13)  Receivables Purchase Agreement dated August 14, 1996 between
            Registrant and Nordstrom Credit, Inc. is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January
            31, 1997, Exhibit 10.12.

   (10.14) The Nordstrom, Inc. 1997 Stock Option Plan is hereby incorporated by reference from the Registrant's Report on Form S-8, Registration
            No. 333-63403 filed on September 15, 1998.

   (10.15) Amendment to the Nordstrom, Inc. 1997 Stock Option Plan is hereby incorporated by reference from the Registrant's Form 10-Q for the quarter ended April 30, 1999, Exhibit 10.4.

   (10.16)  The Nordstrom, Inc. Profit Sharing and Employee Deferral
            Retirement Plan is hereby incorporated by reference from the Registrant's Report on Form S-8, Registration No. 333-79791 filed on June 2, 1999.

   (10.17) Amended and Restated Revolving Credit Facility between Registrant and a group of commercial banks, dated October 15, 1999 is hereby incorporated by reference from the Registrant's Form 10-Q for the quarter ended October 31, 1999, Exhibit 10.1.

   (10.18)  Commercial Paper Dealer Agreement dated October 2, 1997 between
            Registrant and Bancamerica Securities, Inc. is hereby incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.1.

   (10.19) Commercial Paper Agreement dated October 2, 1997 between Registrant and Credit Suisse First Boston Corporation is hereby incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.2.

   (10.20)  Issuing and Paying Agency Agreement dated October 2, 1997 between
            Registrant and First Trust of New York, N.A. is hereby incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.3.

   (10.21)  Joint Venture Agreement between Nordstrom, Inc. and Nordstorm.com,
            Inc. dated as of August 24, 1999 is filed herein as an Exhibit.



                                    14 of 19

   (10.22)  Credit Agreement dated as of February 29, 2000, between 1700 Seventh
            L.P., several lenders from time to time party thereto, with Bank of America, N.A. as Administrative Agent and as Project Administrative
            Agent, is filed herein as an Exhibit.

   (10.23)  Guaranty Agreement dated as of February 29, 2000, between
            Registrant, Bank of America, N.A., and the Lenders party to the Credit Agreement (described in 10.22 above), is filed herein as an Exhibit.

    (13.1) The Company's 1999 Annual Report to Shareholders is filed herein as an Exhibit.

    (21.1) List of the Registrant's Subsidiaries is filed herein as an Exhibit.

    (23.1) Independent Auditors' Consent and Report on Schedule is on page 18 of this report.

    (27.1)  Financial Data Schedule is filed herein as an Exhibit.

      All other exhibits are omitted because they are not applicable, not required, or because the required information is included in the Company's 1999 Annual Report to Shareholders.


(b)   Reports on Form 8-K

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

      NORDSTROM, INC.
         (Registrant)


                   /s/               Michael A. Stein
                   ----------------------------------------------------
                                     Michael A. Stein
                   Executive Vice President and Chief Financial Officer
                              (Principal Financial Officer)

Date:  April  6, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Principal Accounting Officer:              Principal Executive Officer:


     /s/           Michael G. Koppel       /s/               John J. Whitacre
     -------------------------------       ----------------------------------
                   Michael G. Koppel                         John J. Whitacre
                  Vice President and                    Chairman of the Board
                Corporate Controller                of Directors and Director

Directors:

     /s/          D. Wayne Gittinger      /s/         Alfred E. Osborne, Jr.
     -------------------------------      ----------------------------------
                  D. Wayne Gittinger                  Alfred E. Osborne, Jr.
                            Director                                Director

     /s/      Enrique Hernandez, Jr.      /s/         William D. Ruckelshaus
     -------------------------------      ----------------------------------
              Enrique Hernandez, Jr.                  William D. Ruckelshaus
                            Director                                Director



                                    16 of 19

     /s/           Ann D. McLaughlin      /s/    Elizabeth Crownhart Vaughan
     -------------------------------      ----------------------------------
                   Ann D. McLaughlin             Elizabeth Crownhart Vaughan
                            Director                                Director

                                          /s/               John J. Whitacre
     -------------------------------      ----------------------------------
                    John A. McMillan                        John J. Whitacre
                            Director      Chairman of the Board of Directors

     /s/          Bruce A. Nordstrom     /s/               Bruce G. Willison
     -------------------------------     -----------------------------------
                  Bruce A. Nordstrom                       Bruce G. Willison
                            Director                                Director

     /s/           John N. Nordstrom
     -------------------------------
                   John N. Nordstrom
                            Director


Date:  April  6, 2000



                                    17 of 19

                                  Exhibit 23.1

              INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULE



Shareholders and Board of Directors
Nordstrom, Inc.

We consent to the incorporation by reference in Registration Statements Nos. 33-18321, 333-63403, and 333-79791 on Form S-8 and in Registration Statement 333-69281 on Form S-3 of Nordstrom, Inc. of our reports dated March 10, 2000 appearing in and incorporated by reference in this Annual Report on Form 10-K of Nordstrom, Inc. and subsidiaries for the year ended January 31, 2000.

We have audited the consolidated financial statements of Nordstrom, Inc. and subsidiaries as of January 31, 2000 and 1999, and for each of the three years in the period ended January 31, 2000, and have issued our report thereon dated March 10, 2000; such financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Nordstrom, Inc. and subsidiaries, listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Seattle, Washington
April 6, 2000



                                    18 of 19

                        NORDSTROM, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             (Dollars in thousands)

       Column A             Column B     Column C      Column D    Column E
      ----------           ----------   ----------   ----------   ---------

                                        Additions    Deductions
                                        ----------   ----------
                                                      Account
                           Balance at   Charged to   write-offs    Balance
                           beginning    costs and      net of     at end of
Description                of period    expenses     recoveries    period
-----------                ----------   ----------   ----------   ---------
Allowance for doubtful accounts:

Year ended:

  January 31, 1998            $26,793      $40,440     $36,849      $30,384

  January 31, 1999            $30,384      $23,827     $29,668      $24,543

  January 31, 2000            $24,543      $11,707     $20,412      $15,838



                                    19 of 19

NORDSTROM INC. AND SUBSIDIARIES

Exhibit Index

Exhibit                                          Method of Filing
-------                                          ----------------
 3.1  Articles of Incorporation                  Incorporated by reference from the
        as amended and restated                    Registrant's Form 10-Q for the quarter
                                                   ended April 30, 1999, Exhibit 3.1.

 3.2  By-laws, as amended and                    Incorporated by reference from the
        restated on May 18, 1999                   Registrant's Form 10-Q for the quarter
                                                   ended April 30, 1999, Exhibit 3.2.

 4.1  Indenture between Registrant and           Incorporated by reference from Registration
        Norwest Bank Colorado, N.A., as            No. 333-47035, Exhibit 4.1.
        trustee, dated March 11, 1998

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

10.1  Operating Agreement dated August 30,       Incorporated by reference from the
        1991 between Nordstrom Credit, Inc.        Nordstrom Credit, Inc. Quarterly Report
        and Nordstrom National Credit Bank         on Form 10-Q (SEC File No.  0-12994) for
                                                   the quarter ended July 31, 1991,
                                                   Exhibit 10.1, as amended.

10.2  Merchant Agreement dated August 30,        Incorporated by reference from the
        1991 between Registrant and                Registrant's Quarterly Report on Form
        Nordstrom National Credit Bank             10-Q for the quarter ended
                                                   July 31, 1991, Exhibit 10.1.

10.3  Nordstrom Supplemental Retirement Plan     Incorporated by reference from the
                                                   Registrant's Form 10-K for
                                                   the year ended January 31,
                                                   1993, Exhibit 10.3.

10.4  1993 Non-Employee Director Stock           Incorporated by reference from the
        Incentive Plan                             Registrant's Form 10-K for the year ended
                                                   January 31, 1994, Exhibit 10.4.

10.5  Investment Agreement dated October 8,      Incorporated by reference
        1984 between the Registrant and            from the Nordstrom Credit,
        Nordstrom Credit, Inc.                     Inc. Form 10, Exhibit 10.1.

10.6  Master Pooling and Servicing               Incorporated by reference from the
        Agreement dated August 14, 1996            Registrant's Quarterly Report on
        between Nordstrom National Credit          Form 10-Q for the quarter ended
        Bank and Norwest Bank Colorado,            October 31, 1996, Exhibit  10.1.
        N.A., as trustee

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

10.8  First amendment to the Series 1996-A       Incorporated by reference
        Supplement to Master Pooling and           from the Nordstrom Credit, Inc.
        Servicing Agreement dated August           Form 10-K for the year ended
        14, 1996 between Nordstrom National        January 31, 1998, Exhibit
        Credit Bank, Nordstrom Credit, Inc.        10.13.
        and Norwest Bank Colorado, N.A., as
        trustee, dated December 10, 1997

10.9  Second Amendment to the Series 1996-A      Incorporated by reference
        Supplement to Master Pooling and           from the Nordstrom Credit,
        Servicing Agreement dated August           Inc. Form 10-Q for the quarter
        14, 1996, between Nordstrom Credit,        ended April 30, 1999, Exhibit 10.1.
        Inc., Nordstrom National Credit Bank
        and Norwest Bank Colorado, N.A., as
        trustee, dated February 25, 1999

10.10 Transfer and Administration Agreement      Incorporated by reference from the
        dated August 14, 1996 between              Registrant's Quarterly Report on
        Nordstrom National Credit Bank,            Form 10-Q for the quarter ended
        Enterprise Funding Corporation and         October 31, 1996, Exhibit 10.3.
        Nationsbank, N.A.


10.11 First Amendment to the Transfer and        Incorporated by reference from the
        Administration Agreement dated             Registrant's Form 10-Q for the
        August 19, 1997 between Enterprise         quarter ended April 30, 1999,
        Funding Corporation, Nordstrom             Exhibit 10.1.
        National Credit Bank, The Financial
        Institutions From Time to Time
        Parties Thereto, and Nationsbank, N.A.

10.12 Second Amendment to the Transfer and       Incorporated by reference from the
        Administration Agreement dated July        Registrant's Form 10-Q for the
        23, 1998 between Enterprise Funding        quarter ended April 30, 1999,
        Corporation, Nordstrom National            Exhibit 10.2.
        Credit Bank, The Financial
        Institutions From Time to Time
        Parties Thereto, and Nationsbank, N.A.

10.13 Receivables Purchase Agreement             Incorporated by reference
        dated August 14, 1996 between              from the Registrant's Form
        Registrant and Nordstrom Credit,           10-K for the year ended
        Inc.                                       January 31, 1997, Exhibit 10.12.

10.14 1997 Nordstrom Stock Option Plan           Incorporated by reference from the
                                                   Registrant's Report on Form S-8,
                                                   Registration No. 333-63403 filed
                                                   on September 15, 1998.

10.15 Amendment to the Nordstrom, Inc.           Incorporated by reference from the
        1997 Stock Option Plan                     Registrant's Form 10-Q for the quarter
                                                   ended April 30, 1999, Exhibit 10.4.

10.16 The Nordstrom, Inc. Profit Sharing         Incorporated by reference from the
        and Employee Deferral Retirement           Registrant's Report on Form S-8,
        Plan is hereby                             Registration No. 333-79791 filed
                                                   on June 2, 1999.

10.17 Amended and Restated Revolving             Incorporated by reference from the
        Credit Facility between Registrant         Registrant's Form 10-Q for the
        and a group of commercial banks,           quarter ended October 31, 1999,
        dated October 15, 1999                     Exhibit 10.1.

10.18 Commercial Paper Dealer Agreement          Incorporated by reference from the
        dated October 2, 1997 between              Registrant's Quarterly Report on
        Registrant and Bancamerica                 Form 10-Q for the quarter ended
        Securities, Inc.                           October 31, 1997, Exhibit 10.1.

10.19 Commercial Paper Agreement dated           Incorporated by reference from the
        October 2, 1997 between Registrant         Registrant's Quarterly Report on
        and Credit Suisse First Boston             Form 10-Q for the quarter ended
        Corporation                                October 31, 1997, Exhibit 10.2.

10.20 Issuing and Paying Agency Agreement        Incorporated by reference from the
        dated October 2, 1997 between              Registrant's Quarterly Report on
        Registrant and First Trust of New          Form 10-Q for the quarter ended
        York, N.A.                                 October 31, 1997, Exhibit 10.3.

10.21 Joint Venture Agreement between            Filed herewith electronically
        Nordstrom, Inc. and Nordstorm.com,
        Inc. dated as of August 24, 1999


10.22 Credit Agreement dated as of               Filed herewith electronically
        February 29, 2000, between 1700
        Seventh L.P., several lenders from
        time to time party thereto, with Bank
        of America, N.A. as Administrative
        Agent and, as Project Administrative
        Agent,

10.23 Guaranty Agreement dated as of             Filed herewith electronically
        February 29, 2000, between Registrant,
        Bank of America, N.A., and the Lenders
        party to the Credit Agreement
        (described in 10.22 above),

13.1  1999 Annual Report to Shareholders         Filed herewith electronically

21.1  Subsidiaries of the Registrant             Filed herewith electronically

23.1  Independent Auditors' Consent
        and Report on Schedule                   Filed as page 18 of this report

27.1  Financial Data Schedule                    Filed herewith electronically