Form 10-Q
period 2000-04-30
NORDSTROM INC
filed 2000-06-08
CIK 72333

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000

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


                          YES   X       NO
                              _____        _____

Common stock outstanding as of May 26, 2000: 130,224,559 shares of common stock.










                                 1 of 13

                     NORDSTROM, INC. AND SUBSIDIARIES
                     --------------------------------
                                 INDEX
                                 -----

                                                                  Page
                                                                  Number
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)

        Consolidated Statements of Earnings
           Three months ended April 30, 2000
           and 1999                                                  3

        Consolidated Balance Sheets
           April 30, 2000 and 1999 and
           January 31, 2000                                          4

        Consolidated Statements of
           Shareholders' Equity
             Three months ended April 30,
             2000 and 1999                                           5

        Consolidated Statements of Cash Flows
           Three months ended April 30, 2000
           and 1999                                                  6

        Notes to Consolidated Financial Statements                   7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     9

    Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                            11

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                      11

    Item 6.  Exhibits and Reports on Form 8-K                       12









                                 2 of 13

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
             (dollars in thousands except per share amounts)
                              (unaudited)

                                                    Three Months
                                                   Ended April 30,
                                              ----------------------
                                                  2000        1999
                                              ----------  ----------
Net sales                                     $1,146,336  $1,039,105
Cost of sales and related buying
  and occupancy                                 (745,655)   (688,196)
                                              ----------  ----------
Gross profit                                     400,681     350,909
Selling, general and administrative
  expenses                                      (364,858)   (315,417)
                                              ----------  ----------
Operating income                                  35,823      35,492
Interest expense, net                            (13,296)    (12,009)
Service charge income and other, net              31,162      28,205
                                              ----------  ----------
Earnings before income taxes                      53,689      51,688
Income taxes                                     (20,900)    (20,150)
                                              ----------  ----------
Net earnings                                  $   32,789  $   31,538
                                              ==========  ==========
Basic earnings per share                      $      .25  $      .22
                                              ==========  ==========
Diluted earnings per share                    $      .25  $      .22
                                              ==========  ==========
Cash dividends paid per share of
  common stock outstanding                    $      .08  $      .08
                                              ==========  ==========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.
















                                 3 of 13

                     NORDSTROM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)
                               (unaudited)

                                      April 30,   January 31,   April 30,
                                        2000         2000         1999
                                     ----------   ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents          $   24,461   $   27,042   $   71,932
  Short-term investment                  11,567       25,527            -
  Accounts receivable, net              587,341      616,989      536,252
  Merchandise inventories               922,727      797,845      864,832
  Prepaid income taxes and other        110,141       97,245       94,550
                                     ----------   ----------   ----------
  Total current assets                1,656,237    1,564,648    1,567,566
Land, buildings and equipment, net    1,447,938    1,429,492    1,398,258
Available-for-sale investment            15,973       35,251            -
Other assets                             37,377       32,690       61,049
                                     ----------   ----------   ----------
TOTAL ASSETS                         $3,157,525   $3,062,081   $3,026,873
                                     ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                      $  219,260   $   70,934   $        -
  Accounts payable                      449,970      390,688      391,532
  Accrued salaries, wages
    and related benefits                150,445      211,308      134,013
  Income taxes and other accruals       130,918      135,388      118,916
  Current portion of long-term debt      16,191       58,191      105,341
                                     ----------   ----------   ----------
  Total current liabilities             966,784      866,509      749,802
Long-term debt                          757,886      746,791      762,821
Deferred lease credits                  215,547      194,995      169,854
Other liabilities                        57,965       68,172       58,081
Shareholders' Equity:
  Common stock, no par:
    250,000,000 shares authorized;
    130,907,175, 132,279,988 and
    140,925,098 shares issued
    and outstanding                     250,668      247,559      241,832
  Unearned stock compensation            (8,128)      (8,593)      (8,977)
  Retained earnings                     920,046      929,616    1,053,460
  Accumulated other comprehensive
    (loss)income                         (3,243)      17,032            -
                                     ----------   ----------   ----------
  Total shareholders' equity          1,159,343    1,185,614    1,286,315
                                     ----------   ----------   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY               $3,157,525   $3,062,081   $3,026,873
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

                                 4 of 13

                          NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               (dollars in thousands)
                                    (unaudited)

                                                                          Accumulated Other
                              Common Stock        Unearned     Retained     Comprehensive
                           Shares       Amount  Compensation   Earnings         Income       Total
                          ------------------------------------------------------------------------
Balance at
  February 1, 2000         132,279,988  $247,559    $(8,593)     $929,616      $17,032  $1,185,614

Net earnings                    -           -           -          32,789          -        32,789
Unrealized loss on
  investment, net of tax        -           -           -            -         (20,275)    (20,275)
                                                                                           -------
Comprehensive net earnings                                                                  12,514
Cash dividends
  ($.08 per share)              -           -           -         (10,568)         -       (10,568)
Issuance of common stock       128,487     3,109        -            -             -         3,109
Stock compensation              -           -           465          -             -           465
Purchase and retirement of
  common stock              (1,501,300)     -           -         (31,791)         -       (31,791)

                           -----------------------------------------------------------------------
Balance at
  April 30, 2000           130,907,175  $250,668    $(8,128)   $  920,046      $(3,243) $1,159,343
                           =======================================================================


Balance at
  February 1, 1999         142,114,167  $230,761    $(4,703)   $1,074,487          -    $1,300,545

Net earnings                    -           -           -          31,538          -        31,538
Cash dividends
  ($.08 per share)              -           -           -         (11,355)         -       (11,355)
Issuance of common stock       168,431     5,077        -            -             -         5,077
Stock compensation              -          5,994     (4,274)         -             -         1,720
Purchase and retirement of
     common stock           (1,357,500)     -           -         (41,210)         -       (41,210)

                           -----------------------------------------------------------------------
Balance at
  April 30, 1999           140,925,098  $241,832    $(8,977)   $1,053,460          -    $1,286,315
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














                                 5 of 13

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)
                               (unaudited)

                                                            Three Months
                                                           Ended April 30,
                                                       ---------------------
                                                         2000         1999
                                                       --------     --------
OPERATING ACTIVITIES:
 Net earnings                                          $ 32,789     $ 31,538
 Adjustments to reconcile net earnings to net
   cash (used for) provided by operating activities:
     Depreciation and amortization                       47,625       46,295
     Amortization of deferred lease
       credits and other, net                            (2,162)      (1,304)
     Stock-based compensation expense                       465        1,720
     Change in:
       Accounts receivable, net                          29,648       50,883
       Merchandise inventories                         (124,882)    (114,563)
       Prepaid income taxes and other                    (7,452)      (4,696)
       Accounts payable                                  59,282       51,897
       Accrued salaries, wages and
         related benefits                               (60,863)     (62,353)
       Income tax liabilities and other accruals         (7,660)       2,156
       Other liabilities                                    502        1,903
                                                       --------     --------
Net cash (used for) provided by operating activities    (32,708)       3,476
                                                       --------     --------
INVESTING ACTIVITIES:
 Capital expenditures                                   (66,071)     (66,547)
 Additions to deferred lease credits                     22,904       24,201
 Other, net                                              (4,855)      (4,264)
                                                       --------     --------
Net cash used for investing activities                  (48,022)     (46,610)
                                                       --------     --------
FINANCING ACTIVITIES:
 Increase (decrease) in notes payable                   148,326      (78,783)
 Proceeds from long-term borrowings                      11,176            -
 Principal payments on long-term debt                   (42,103)         (94)
 Proceeds from issuance of common stock                   3,109        5,077
 Cash dividends paid                                    (10,568)     (11,355)
 Purchase and retirement of common stock                (31,791)     (41,210)
                                                       --------     --------
Net cash provided by (used for) financing activities     78,149     (126,365)
                                                       --------     --------
Net decrease in cash and cash equivalents                (2,581)    (169,499)
Cash and cash equivalents at beginning of period         27,042      241,431
                                                       --------     --------
Cash and cash equivalents at end of period             $ 24,461     $ 71,932
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

                                 6 of 13

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
---------------------
The consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the "Company") as of April 30, 2000 and 1999, and the related consolidated statements of earnings, cash flows and shareholders' equity for the periods then ended, have been prepared from the accounts without audit.

The consolidated financial information applicable to interim periods is not necessarily indicative of the results for the fiscal year.

The financial information should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Nordstrom, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 2000.

In the opinion of management, the consolidated financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom, Inc. and subsidiaries as of April 30, 2000 and 1999, and the results of their operations and cash flows for the periods then ended, in accordance with generally accepted accounting principles applied on a consistent basis.

Certain reclassifications of prior year balances have been made for consistent presentation with the current year.

Recent Accounting Pronouncements
--------------------------------
Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Adoption of this standard, on February 1, 2001, is not expected to have a material impact on the Company's financial statements.

Note 2 - Earnings Per Share

                                              Three Months
                                             Ended April 30,
                                       --------------------------
                                           2000           1999
                                       -----------    -----------
Basic shares                           131,164,628    141,844,713
Dilutive effect of stock options
  and restricted stock                     462,564      1,131,501
                                       -----------    -----------
Diluted shares                         131,627,192    142,976,214
                                       ===========    ===========
Antidilutive options                     5,005,671              0
                                       ===========    ===========

                                 7 of 13

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)


Note 3 - Investment

In September 1998, the Company purchased non-voting convertible preferred stock in a private company. In June 1999, the investee completed an initial public offering of common stock. Upon completion of the offering, the Company's investment was converted to common stock, which has been categorized as available-for-sale. In January 2000, the investee merged with a private company in which the Company had previously purchased preferred stock. The Company's available-for-sale investment has been adjusted to reflect the consummation of the merger. A portion of the investment is reported as short-term because the Company intends to sell it during fiscal 2000. Accumulated other comprehensive loss includes the decrease in the fair market value of the investment based on its quoted market value at April 30, 2000, net of applicable tax benefits of $13 million.

Note 4 - Segment Reporting

The following tables set forth information for the Company's reportable segments and a reconciliation to the consolidated totals:

Three months ended             Retail    Credit     Catalog/   Corporate
April 30, 2000                 Stores  Operations   Internet   and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales and revenues to
  external customers       $1,084,939           -   $ 61,397           -              -  $1,146,336
Service charge income               -    $ 30,952                      -              -      30,952
Intersegment revenues           6,320       5,232                      -       $(11,552)          -
Net earnings                   56,719       3,517     (4,841)  $ (22,606)             -      32,789

Three months ended             Retail    Credit     Catalog/   Corporate
April 30, 1999                 Stores  Operations   Internet   and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales and revenues to
  external customers       $  997,901           -   $ 41,204           -              -  $1,039,105
Service charge income               -    $ 28,378          -           -              -      28,378
Intersegment revenues           3,856       4,977          -           -        $(8,833)          -
Net earnings                   53,358       7,674     (7,032)  $ (22,462)             -      31,538

Note 5 - Contingent Liabilities

Because the cosmetics and Nine West lawsuits, described in the Nordstrom, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 2000, are still in their preliminary stages, the Company is not in a position at this time to quantify the amount or range of any possible losses related to those claims. The Company intends to vigorously defend itself in those cases. While no assurance can be given as to the ultimate outcomes of these lawsuits, based on preliminary investigations, management currently believes that resolving these matters will not have a material adverse effect on the Company's financial position.

The Company is also subject to other ordinary routine litigation incidental to its business and with respect to which no material liability is expected.


                                 8 of 13

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

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nordstrom, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 2000.

Results of Operations:
----------------------
The Company achieved a 10.3% sales increase during the first quarter of 2000 compared to the same quarter in 1999. Comparable store sales (sales in stores open at least one full fiscal year at the beginning of the fiscal year) increased 5.3%, partially due to one more Saturday and Sunday, and one less Monday in the fiscal 2000 quarter than the first quarter of 1999. Sales in the first quarter of 2000 also reflect the impact of clearance activity for certain merchandise resulting from a reconfiguration of the women's merchandise mix in the stores.

Gross profit (net sales less cost of sales and related buying and occupancy expenses) as a percentage of net sales improved to 35.0% in the first quarter of 2000, as compared to 33.8% in the same period in 1999. The increase was due primarily to improvements in the Company's vendor programs and lower occupancy costs as a percent of sales, which were partially offset by higher markdowns due to the transition in the women's merchandise mix.

Selling, general and administrative expenses as a percentage of sales were 31.9% for the quarter ended April 30, 2000, compared to 30.4% for the quarter ended April 30, 1999. The increase was primarily due to the increased promotional expense associated with the Company's national advertising campaign, credit card marketing programs, system expenditures and costs related to growth and development of the Nordstrom.com subsidiary.

Interest expense, net, increased by 10.7% during the quarter, to $13.3 million, reflecting higher average borrowing levels, as compared to the prior year, a portion of which was used to finance the Company's share repurchase activity.




                                 9 of 13

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


Net earnings for the three months ended April 30, 2000 increased 4.0% to $32.8 million from $31.5 million in the same period in 1999, primarily due to higher gross profit, partially offset by higher selling, general and administrative expenses. Diluted earnings per share were $0.25, an increase of 13.6% over the $0.22 achieved in the prior year, primarily due to a decrease in the number of shares outstanding.

Liquidity and Capital Resources:
--------------------------------
The Company finances its working capital needs, capital expenditures and share repurchase activity with cash provided by operations and borrowings. The Company's cash and cash equivalents decreased $2.6 million during the quarter ended April 30, 2000, as cash used for operating activities and capital expenditures was slightly more than the cash provided by additional short-term borrowings. The decrease in cash provided by operating activities was primarily due to a decrease in cash collected from credit card receivables.

During the quarter, the Company opened a new full-line store and a new Rack store in Atlanta, Georgia. Additionally, in May 2000, the Company opened a Rack store in Plano, Texas and one in Hurst, Texas. The Company plans to open another five full-line stores and eight Rack stores during the remainder of fiscal year 2000.

Although the Company has made commitments for stores opening in 2000 and beyond, it is possible that in one or more instances store site negotiations may be terminated and the store may not be built or delays may occur. Furthermore, environmental and land use regulations and the difficulties encountered by shopping center developers in securing financing could make future development of stores more difficult, time-consuming and expensive.

In November 1999, the Board of Directors authorized an additional repurchase of $150 million of the Company's common stock. During the three months ended April 30, 2000, the Company repurchased 1.5 million shares of its common stock for an aggregate of approximately $32 million. At April 30, 2000, the Company had remaining share repurchase authorization of approximately $137 million.

The Company has invested $32.9 million in common shares of a public company, which has a market value of $27.5 million as of April 30, 2000. The unrealized loss has been reflected as a component of other comprehensive income, as management believes that the reduction in fair value is temporary. This investee is attempting to obtain additional capital to allow it to fund its operations beyond their current fiscal year. In the event it is unable to secure additional financing, the decrease in value may be deemed to be other than temporary, and the Company may have to recognize a charge to earnings.






                                 10 of 13

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


Seasonality
------------
The Company's business, like that of other retailers, is subject to seasonal fluctuations. Due to the Company's anniversary sale in July and holidays in December, sales are higher in the second and fourth quarters of the fiscal year than in the first and third quarters. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

Year 2000
---------
The Company transitioned into the Year 2000 without any material negative effects on its business, operations or financial condition.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its short-term borrowing and investment activities which generally bear interest at variable rates.
Because the short-term borrowings and investments, other than the investment in marketable equity securities, have maturities of three months or less, the Company believes that the risk of material loss is low, and that the carrying amount approximates fair value. The Company's investment in marketable equity securities is classified as available-for-sale and is recorded on the balance sheet at fair value based upon the quoted market price with unrealized gains or loss reported as a separate component of accumulated other comprehensive
(loss) income. During the quarter, the Company borrowed $148 million under short term notes payable, which bear interest from 6.03% to 6.10%, and mature from May 1, 2000 to May 22, 2000.


                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

The information required under this item is included in the following section of Part I, Item 1 of this report:

          Note 5 in Notes to Consolidated Financial Statements









                                 11 of 13

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


                         NORDSTROM, INC.
                            (Registrant)


                        /s/            Michael G. Koppel
                    ----------------------------------------------------
                                       Michael G. Koppel
                            Vice President and Corporate Controller
                                 (Principal Accounting Officer)


Date:  June 7, 2000
       ------------





































                                 13 of 13

NORDSTROM, INC. AND SUBSIDIARIES

Exhibit Index

Exhibit                                   Method of Filing
-------                                   ----------------

27.1 Financial Data Schedule              Filed herewith electronically