Form 10-Q
period 2000-07-31
NORDSTROM INC
filed 2000-09-14
CIK 72333

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000

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


                          YES   X       NO
                              _____        _____

Common stock outstanding as of August 25, 2000: 128,951,144 shares of common stock.










                                 1 of 15

                     NORDSTROM, INC. AND SUBSIDIARIES
                     --------------------------------
                                 INDEX
                                 -----

                                                                  Page
                                                                  Number
PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements (unaudited)

        Consolidated Statements of Earnings
           Three and Six months ended
           July 31, 2000 and 1999                                    3

        Consolidated Balance Sheets
           July 31, 2000 and 1999 and
           January 31, 2000                                          4

        Consolidated Statements of
           Shareholders' Equity
             Six months ended July 31,
             2000 and 1999                                           5

        Consolidated Statements of Cash Flows
           Six months ended July 31, 2000
           and 1999                                                  6

        Notes to Consolidated Financial Statements                   7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    10

    Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                            12

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                      13

    Item 4.  Submission of Matters to a Vote of
             Security Holders                                       13

    Item 6.  Exhibits and Reports on Form 8-K                       14







                                 2 of 15

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
             (dollars in thousands except per share amounts)
                              (unaudited)

                                    Three Months            Six Months
                                   Ended July 31,         Ended July 31,
                              ----------------------  ----------------------
                                  2000        1999        2000        1999
                              ----------  ----------  ----------  ----------
Net sales                     $1,449,458  $1,443,395  $2,595,794  $2,482,500
Cost of sales and related
  buying and occupancy          (954,313)   (943,348) (1,699,968) (1,631,544)
                              ----------  ----------  ----------  ----------
Gross profit                     495,145     500,047     895,826     850,956
Selling, general and
  administrative expenses       (428,841)   (396,446)   (793,699)   (711,863)
                              ----------  ----------  ----------  ----------
Operating income                  66,304     103,601     102,127     139,093
Interest expense, net            (14,296)    (12,483)    (27,592)    (24,492)
Write-down of investment         (10,540)        -       (10,540)        -
Service charge income
  and other, net                  33,033      25,071      64,195      53,276
                              ----------  ----------  ----------  ----------
Earnings before income taxes      74,501     116,189     128,190     167,877
Income taxes                     (29,100)    (45,350)    (50,000)    (65,500)
                              ----------  ----------  ----------  ----------
Net earnings                  $   45,401  $   70,839  $   78,190  $  102,377
                              ==========  ==========  ==========  ==========
Basic earnings per share      $      .35  $      .51  $      .60  $      .73
                              ==========  ==========  ==========  ==========
Diluted earnings per share    $      .35  $      .51  $      .60  $      .72
                              ==========  ==========  ==========  ==========
Cash dividends paid per share
  of common stock outstanding $      .09  $      .08  $      .17  $      .16
                              ==========  ==========  ==========  ==========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.














                                 3 of 15

                     NORDSTROM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)
                               (unaudited)

                                      July 31,    January 31,    July 31,
                                        2000         2000         1999
                                     ----------   ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents          $   22,693   $   27,042   $   69,492
  Short-term investment                   9,373       25,527       21,506
  Accounts receivable, net              651,525      616,989      598,506
  Merchandise inventories               944,815      797,845      828,264
  Prepaid income taxes and other        109,262       97,245       87,436
                                     ----------   ----------   ----------
  Total current assets                1,737,668    1,564,648    1,605,204
Land, buildings and equipment, net    1,528,147    1,429,492    1,426,021
Available-for-sale investment            12,944       35,251       32,259
Other assets                             37,616       32,690       38,464
                                     ----------   ----------   ----------
TOTAL ASSETS                         $3,316,375   $3,062,081   $3,101,948
                                     ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                      $  213,020   $   70,934   $        -
  Accounts payable                      559,780      390,688      378,043
  Accrued salaries, wages
    and related benefits                185,728      211,308      184,708
  Income taxes and other accruals       158,462      135,388      139,481
  Current portion of long-term debt         591       58,191      116,146
                                     ----------   ----------   ----------
  Total current liabilities           1,117,581      866,509      818,378
Long-term debt                          772,567      746,791      747,148
Deferred lease credits                  216,749      194,995      202,513
Other liabilities                        55,547       68,172       59,631
Shareholders' Equity:
  Common stock, no par:
    250,000,000 shares authorized;
    129,145,901, 132,279,988 and
    138,557,608 shares issued
    and outstanding                     251,336      247,559      245,890
  Unearned stock compensation            (7,662)      (8,593)      (9,129)
  Retained earnings                     910,257      929,616    1,018,663
  Accumulated other comprehensive
    income                                    -       17,032       18,854
                                     ----------   ----------   ----------
  Total shareholders' equity          1,153,931    1,185,614    1,274,278
                                     ----------   ----------   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY               $3,316,375   $3,062,081   $3,101,948
                                     ==========   ==========   ==========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.

                                 4 of 15

                              NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               (dollars in thousands)
                                    (unaudited)

                                                                        Accumulated Other
                              Common Stock        Unearned     Retained  Comprehensive
                           Shares       Amount  Compensation   Earnings     Income           Total
                          ------------------------------------------------------------------------
Balance at
  February 1, 2000         132,279,988  $247,559    $(8,593)   $929,616      $17,032    $1,185,614

Net earnings                    -           -           -        78,190          -          78,190
Reclassification of
  unrealized loss               -           -           -          -         (17,032)      (17,032)
                                                                                           -------
Comprehensive net earnings                                                                  61,158
Cash dividends
  ($.17 per share)              -           -           -       (22,287)                   (22,287)
Issuance of common stock       155,256     3,594        -          -             -           3,594
Stock-based compensation         7,057       183        931        -             -           1,114
Purchase and retirement of
  common stock              (3,296,400)     -           -       (75,262)         -         (75,262)

                           -----------------------------------------------------------------------
Balance at
  July 31, 2000            129,145,901  $251,336    $(7,662)   $910,257      $   -      $1,153,931
                           =======================================================================


Balance at
  February 1, 1999         142,114,167  $230,761    $(4,703) $1,074,487          -      $1,300,545

Net earnings                    -           -           -       102,377          -         102,377
Unrealized gain on
  investment, net of tax        -           -           -          -         $18,854        18,854
                                                                                           -------
Comprehensive net earnings                                                                 121,231
Cash dividends
  ($.16 per share)              -           -           -       (22,616)         -         (22,616)
Issuance of common stock       293,747     8,535        -          -             -           8,535
Stock-based compensation        15,894     6,594     (4,426)       -             -           2,168
Purchase and retirement of
     common stock           (3,866,200)     -           -      (135,585)         -        (135,585)

                           -----------------------------------------------------------------------
Balance at
  July 31, 1999            138,557,608  $245,890    $(9,129) $1,018,663      $18,854    $1,274,278
                           =======================================================================

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.











                                 5 of 15

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)
                               (unaudited)

                                                             Six Months
                                                           Ended July 31,
                                                       ---------------------
                                                         2000         1999
                                                       --------     --------
OPERATING ACTIVITIES:
 Net earnings                                          $ 78,190     $102,377
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation and amortization                       96,493       94,006
     Amortization of deferred lease
       credits and other, net                            (5,197)      (2,774)
     Stock-based compensation expense                     1,114        2,168
     Write-down of investment                            10,540            -
     Change in:
       Accounts receivable, net                         (34,536)     (11,371)
       Merchandise inventories                         (146,970)     (77,995)
       Prepaid income taxes and other                    (7,631)       2,418
       Accounts payable                                 169,092       38,408
       Accrued salaries, wages and related benefits     (25,580)     (11,658)
       Income taxes and other accruals                   16,657       11,097
       Other liabilities                                  1,119        3,081
                                                       --------     --------
Net cash provided by operating activities               153,291      149,757
                                                       --------     --------
INVESTING ACTIVITIES:
 Capital expenditures                                  (180,386)    (142,021)
 Additions to deferred lease credits                     26,557       58,538
 Other, net                                              (5,312)      (4,780)
                                                       --------     --------
Net cash used for investing activities                 (159,141)     (88,263)
                                                       --------     --------
FINANCING ACTIVITIES:
 Increase (decrease) in notes payable                   142,086      (78,783)
 Proceeds from long-term borrowings                      11,177            -
 Principal payments on long-term debt                   (57,807)      (4,984)
 Proceeds from issuance of common stock                   3,594        8,535
 Cash dividends paid                                    (22,287)     (22,616)
 Purchase and retirement of common stock                (75,262)    (135,585)
                                                       --------     --------
Net cash provided by (used for) financing activities      1,501     (233,433)
                                                       --------     --------
Net decrease in cash and cash equivalents                (4,349)    (171,939)
Cash and cash equivalents at beginning of period         27,042      241,431
                                                       --------     --------
Cash and cash equivalents at end of period             $ 22,693     $ 69,492
                                                       ========     ========
Noncash financing activities:
  Assets acquired by incurring long-term debt          $ 14,762     $      -
                                                       ========     ========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.

                                 6 of 15

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
---------------------
The consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the "Company") as of July 31, 2000 and 1999, and the related consolidated statements of earnings, cash flows and shareholders' equity for the periods then ended, have been prepared from the accounts without audit.

The consolidated financial information applicable to interim periods is not necessarily indicative of the results for the fiscal year.

The financial information should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Nordstrom, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 2000.

In the opinion of management, the consolidated financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom, Inc. and subsidiaries as of July 31, 2000 and 1999, and the results of their operations and cash flows for the periods then ended, in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis.

Certain reclassifications of prior year balances have been made for consistent presentation with the current year.

Recent Accounting Pronouncements
--------------------------------
Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and No. 138, requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Adoption of this standard, on February 1, 2001, is not expected to have a material impact on the Company's financial statements.


Note 2 - Earnings Per Share

                              Three Months              Six Months
                             Ended July 31,           Ended July 31,
                      -------------------------- -----------------------
                           2000         1999         2000        1999
                       -----------  -----------  ----------- ------------
Basic shares           129,669,930  139,341,609  130,409,067  140,572,417
Dilutive effect of
   stock options and
   restricted stock        430,217      749,318      451,566      941,536
                       -----------  -----------  -----------  -----------
Diluted shares         130,100,147  140,090,927  130,860,633  141,513,953
                       ===========  ===========  ===========  ===========
Antidilutive options     5,710,292    1,081,444    5,710,292    1,066,047
                       ===========  ===========  ===========  ===========

                                 7 of 15

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

The Company has invested $32.8 million in common shares of the investee, which has a market value of approximately $22.3 million. A portion of the investment is reported as short-term because the Company intends to sell it during fiscal 2000.

The investee is attempting to obtain additional capital to allow it to fund its operations beyond the current year. Due to the financial condition of the investee and general market conditions affecting companies in this market segment, the Company has determined that the decline in the fair market value of its investment is other than temporary, and has recognized a loss of $10.5 million for the quarter ended July 31, 2000. The Company is expected to take an additional impairment charge in the third quarter related to this investment.


Note 4 - Guarantee of Debt

In February 2000, the Company entered into an agreement whereby it became the guarantor of a $93 million credit facility provided by a group of banks to a limited partnership in which the Company owns a 49% interest. The proceeds of the credit facility are being used to construct an office building in which the Company has agreed to be the primary occupant. The credit facility provides for interest at either the LIBOR Rate plus 0.75% or the higher of the Federal Funds Rate plus 0.5% and the Prime Rate, requires a fee of 0.125% on the unused amount, and matures in August 2002.


Note 5 - Segment Reporting

The following tables set forth information for the Company's reportable segments and a reconciliation to the consolidated totals:

Three months ended             Retail    Credit     Catalog/   Corporate
July 31, 2000                  Stores  Operations   Internet   and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales and revenues to
  external customers       $1,382,950           -   $ 66,508           -              -  $1,449,458
Service charge income               -    $ 31,642                      -              -      31,642
Intersegment revenues           7,654       7,419                      -       $(15,073)          -
Net earnings                   85,230       3,923     (6,897)  $ (36,855)             -      45,401



                                 8 of 15

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)


Note 5 - Segment Reporting (cont.)

Three months ended             Retail    Credit     Catalog/   Corporate
July 31, 1999                  Stores  Operations   Internet   and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales and revenues to
  external customers       $1,395,577           -   $ 47,818           -              -  $1,443,395
Service charge income               -    $ 27,106                      -              -      27,106
Intersegment revenues           3,521       7,535                      -       $(11,056)          -
Net earnings                  102,897       4,493     (3,458)  $ (33,093)             -      70,839

Six months ended               Retail    Credit     Catalog/   Corporate
July 31, 2000                  Stores  Operations   Internet   and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales and revenues to
  external customers       $2,467,889           -   $127,905           -              -  $2,595,794
Service charge income               -    $ 62,594          -           -              -      62,594
Intersegment revenues          13,974      12,651          -           -       $(26,625)          -
Net earnings                  141,949       7,440    (11,738)  $ (59,461)             -      78,190

Six months ended               Retail    Credit     Catalog/   Corporate
July 31, 1999                  Stores  Operations   Internet   and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales and revenues to
  external customers       $2,393,478           -   $ 89,022           -              -  $2,482,500
Service charge income               -    $ 55,484          -           -              -      55,484
Intersegment revenues           7,377      12,512          -           -       $(19,889)          -
Net earnings                  156,255      12,167    (10,490)  $ (55,555)             -     102,377

Note 6 - Contingent Liabilities

Because the cosmetics lawsuit, described in the Nordstrom, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 2000, is still in its preliminary stages, the Company is not in a position at this time to quantify the amount or range of any possible losses related to that claim. The Company intends to vigorously defend itself in that case. While no assurance can be given as to the ultimate outcome of the lawsuit, based on preliminary investigations, management currently believes that resolving the matter will not have a material adverse effect on the Company's financial position.

With regard to the Nine West lawsuit, as described in the Nordstrom, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 2000, the court has preliminarily approved a settlement and has authorized the plaintiffs to send notices of the settlement to class members. A hearing on final approval of the settlement is scheduled for December, 2000. The settlement does not admit any violation of the law or admit liability by any defendant. The settlement does not require any payment from the Company.

The Company is also subject to other ordinary routine litigation incidental to its business and with respect to which no material liability is expected.

                                 9 of 15

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THIS ACT PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS TO ENCOURAGE COMPANIES TO PROVIDE PROSPECTIVE INFORMATION ABOUT THEMSELVES SO LONG AS THEY IDENTIFY THESE STATEMENTS AS FORWARD-LOOKING AND PROVIDE MEANINGFUL CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THE PROJECTED RESULTS.

STATEMENTS MADE IN THIS FILING THAT ARE NOT HISTORICAL FACTS ARE FORWARD LOOKING INFORMATION THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD-LOOKING STATEMENTS TYPICALLY ARE IDENTIFIED BY THE USE OF SUCH TERMS AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "ESTIMATE," "PLAN" AND SIMILAR WORDS, ALTHOUGH SOME FORWARD-LOOKING STATEMENTS ARE EXPRESSED DIFFERENTLY. YOU SHOULD BE AWARE THAT OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM
THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF
FACTORS, WHICH INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING: THE
COMPANY'S ABILITY TO PREDICT FASHION TRENDS, CONSUMER APPAREL BUYING
PATTERNS, THE COMPANY'S ABILITY TO CONTROL COSTS AND EXPENSES,
THE COMPANY'S ABILITY TO OVERCOME TECHNOLOGICAL PROBLEMS, TRENDS IN PERSONAL BANKRUPTCIES AND BAD DEBT WRITE-OFFS, EMPLOYEE RELATIONS, ADVERSE
WEATHER CONDITIONS AND OTHER HAZARDS OF NATURE SUCH AS EARTHQUAKES AND FLOODS, THE COMPANY'S ABILITY TO CONTINUE ITS STORE, BRAND AND LINE EXPANSION PLANS, AND THE IMPACT OF COMPETITIVE MARKET FORCES. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF
THE DATE OF THIS REPORT.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE MANAGEMENT'S DISCUSSION AND ANALYSIS SECTION OF THE NORDSTROM, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 31, 2000.

Results of Operations:
----------------------
During the second quarter of 2000, sales increased 0.4% compared to the corresponding quarter in 1999. For the six-month period, sales increased 4.6% compared to the corresponding period in 1999. Comparable store sales (sales in stores open at least one full fiscal year at the beginning of the fiscal year) decreased 4.5% for the quarter and 0.3% for the six-month period, primarily due to calendar variations, the most significant of which was a shift in the timing of the 2000 Anniversary Sale which resulted in five fewer days included in the second quarter of 2000 than were in the 1999 second quarter.

Gross profit (net sales less cost of sales and related buying and occupancy expenses) as a percentage of net sales decreased to 34.2% in the second quarter of 2000, as compared to 34.6% in the same period in 1999 due primarily to a lack of sales leverage and to higher buying costs. For the six-month period, gross profit as a percentage of net sales improved to 34.5%, as compared to 34.3% in the same period in 1999, due primarily to an increase in markups at the full-line stores.

For the second quarter of 2000, selling, general and administrative expenses as a percentage of net sales increased to 29.6%, compared to 27.4% for the second quarter of 1999. For the six-month period, selling, general and administrative expenses as a percentage of net sales were 30.6%, compared to 28.7% for the corresponding period in 1999. The increase for the quarter and

                                 10 of 15

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


six-month period was due to several factors. Selling costs increased due primarily to high levels of staffing relative to sales volumes and higher wage and overtime rates in certain regions. Promotional expenses increased primarily due to the Company's National Brand Campaign and increased catalog production costs due to new catalogs for Nordstrom.com. Information services costs also increased due to the Company's process redesign initiatives for the retail stores and higher web design expenses for certain Nordstrom.com projects. Additionally, credit expenses increased due to numerous credit card marketing programs.

Interest expense, net increased by 14.5% during the quarter, to $14.3 million. For the six-month period, interest expense, net increased 12.7% to $27.6 million. The increase for the quarter and the six-month period was due to higher average borrowing levels, as compared to the prior year, which were mainly used to finance the Company's capital spending and share repurchase activity.

A loss of $10.5 million has been recognized for the quarter ended July 31, 2000 to write down the value of an investment in common shares of a public company. The Company's investment of $32.8 million had a market value of $22.3 million as of July 31, 2000. This investee is attempting to obtain additional capital to allow it to fund its operations beyond the current fiscal year. However, the Company is expected to take an additional impairment charge in the third quarter related to this investment due to the financial condition of the investee and general market conditions affecting companies in this market segment.

Service charge income and other, net increased by 31.8% during the quarter, to $33.0 million. For the six-month period, service charge income and other, net increased 20.5% to $64.2 million. The increase for the quarter and the six-month period was due to higher accounts receivable securitization income, and higher service charge and late fee income associated with increases in the number of credit accounts and credit sales.

Net earnings for the quarter ended July 31, 2000 decreased 35.9% to $45.4 million from $70.8 million in the same period in 1999. Net earnings for the six months ended July 31, 2000 decreased 23.6% to $78.2 million from $102.4 million in the same period in 1999. The decrease for the quarter and the six-month period was primarily due to flat sales impacted by timing of event and calendar variations and higher selling, general and administrative expenses, partially offset by higher service charge income. Net earnings were also impacted by a $10.5 million pretax charge related to the write-down of an investment.

For the second quarter ended July 31, 2000, diluted earnings per share were $0.35, a decrease of 31.4% from the $0.51 achieved in the same period in 1999. For the six-month period ended July 31, 2000, diluted earnings per share were $0.60, a decrease of 16.7% from the $0.72 achieved in the same period in 1999. The decrease in diluted earnings per share for the quarter and six-month period was due primarily to flat sales, higher selling, general and administrative expenses and the write-down of an investment ($0.05 per share after tax), partially offset by a decrease in the number of shares outstanding.


                                 11 of 15

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


Liquidity and Capital Resources:
--------------------------------
The Company finances its working capital needs, capital expenditures and share repurchase activity with cash provided by operations and outside borrowings. The Company's cash and cash equivalents decreased $4.3 million during the six-month period ended July 31, 2000, as cash used for investing activities was slightly more than the cash provided by operations. The increase in accounts payable was primarily due to a change in the Company's policy to pay its vendors based on receipt of goods rather than the invoice date.

During the quarter, the Company opened four new Rack stores in Plano, Texas; Hurst, Texas; Glendale, California and Troy, Michigan. Additionally, in August 2000, the Company opened three full-line stores in Frisco, Texas; Broomfield, Colorado and Roseville, California, and one Rack store in Honolulu, Hawaii. The Company plans to open another two full-line stores and four Rack stores during the remainder of fiscal year 2000.

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

In November 1999, the Board of Directors authorized an additional repurchase of $150 million of the Company's common stock. During the six months ended July 31, 2000, the Company repurchased 3.3 million shares of its common stock for an aggregate of approximately $75 million. At July 31, 2000, the Company had remaining share repurchase authorization of approximately $93 million.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its short-term borrowing and investment activities which generally bear interest at variable rates.
Because the short-term borrowings and investments, other than the investment in marketable equity securities, have maturities of three months or less, the Company believes that the risk of material loss is low, and that the carrying amount approximates fair value. The Company's investment in marketable equity securities is classified as available-for-sale and is recorded on the balance sheet at fair value based upon the quoted market price with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Realized gains and losses and declines in value judged to be

                                 12 of 15
other than temporary are included in net earnings. At July 31, 2000, the Company had outstanding borrowings of $213 million under short-term notes payable, which bear interest from 6.52% to 6.60%, and mature from August 1, 2000 to August 7, 2000.



                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

The information required under this item is included in the following section of Part I, Item 1 of this report:

          Note 6 in Notes to Consolidated Financial Statements


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

The Company held its Annual Shareholders Meeting on May 16, 2000, at which time the shareholders voted on the following proposals:

(1)   Election of ten directors for a one-year term each.

        Name of Candidate               For            Withheld
      ---------------------         -----------       -----------
      D. Wayne Gittinger            115,792,379        2,039,390
      Enrique Hernandez, Jr.        114,129,829        3,701,940
      Ann D. McLaughin              106,429,344       11,402,425
      John A. McMillan              116,799,290        1,032,479
      Bruce A. Nordstrom            116,794,204        1,037,565
      John N. Nordstrom             116,798,053        1,033,716
      Alfred E. Osborne, Jr.        106,458,438       11,373,331
      William D. Ruckelshaus        116,256,072        1,575,697
      John J. Whitacre              106,458,800       11,372,969
      Bruce G. Willison             106,770,518       11,061,251

      There were no abstentions and no broker non-votes.

(2)   Approval of the Employee Stock Purchase Plan

      The vote was 98,432,403 for, 3,133,930 against, and there were 266,338 abstentions. There were no broker non-votes.

(3) Approval of an Amendment to the 1997 Employee Stock Option Plan, to increase the number of shares of common stock authorized under the 1997 Employee Stock Option Plan to 18 million.

      The vote was 81,233,827 for, 20,289,215 against, and there were 318,704 abstentions. There were no broker non-votes.

(4)   Ratification of appointment of Deloitte and Touche LLP as auditors

      The vote was 117,008,319 for, 627,881 against, and there were 195,568 abstentions. There were no broker non-votes.

                                 13 of 15

-------------------------------------------------------------------


(5) Shareholder proposal regarding a report on Vendor Standards compliance mechanisms and progress in achieving compliance for its vendors.

      The vote was 8,847,694 for, 88,928,101 against, and there were 4,056,907 abstentions. There were no broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
     --------

      (3.1) Bylaws (as amended and restated on May 16, 2000) of the Registrant are filed herein as an Exhibit.

     (10.1) Third Amendment to the Transfer and Administration Agreement dated August 11, 1999 between Enterprise Funding Corporation, Nordstrom National Credit Bank, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A. is filed herein as an Exhibit.

     (10.2) Fourth Amendment to the Transfer and Administration Agreement dated March 1, 2000 between Enterprise Funding Corporation, Nordstrom fsb, The Financial Institutions From
             Time to Time Parties Thereto, and Nationsbank, N.A. is filed herein as an Exhibit.

     (10.3) Fifth Amendment to the Transfer and Administration Agreement dated July 20, 2000 between Enterprise Funding Corporation, Nordstrom fsb, The Financial Institutions From
             Time to Time Parties Thereto, and Nationsbank, N.A. is filed herein as an Exhibit.

     (10.4) First Amendment to the Master Pooling and Servicing Agreement dated March 1, 2000, between Nordstrom fsb and Wells Fargo Bank West, N.A., as trustee, is filed herein as an Exhibit.

     (27.1)  Financial Data Schedule is filed herein as an Exhibit.

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the quarter for which this report is filed.

     On September 7, 2000, the Company filed an 8-K reporting senior management changes that occurred on August 31, 2000, including the appointment of Blake Nordstrom as president of the Company and Bruce Nordstrom as chairman of the board of directors. Additionally, it was reported that John Whitacre, out-going chairman and chief executive officer, and Mike Stein, executive vice president and chief financial officer, had resigned effective August 31, 2000.


                                14 of 15

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


Date:  September 13, 2000
       ------------------





































                                 15 of 15

NORDSTROM, INC. AND SUBSIDIARIES

Exhibit Index

Exhibit                                   Method of Filing
-------                                   ----------------

3.1  Bylaws (as amended and restated      Filed herewith electronically
       on May 16, 2000) of the
       Registrant

10.1 Third Amendment to the Transfer      Filed herewith electronically
       and Administration Agreement
       dated August 11, 1999 between
       Enterprise Funding Corporation,
       Nordstrom National Credit Bank,
       The Financial Institutions From
       Time to Time Parties Thereto, and
       Nationsbank, N.A.

10.2 Fourth Amendment to the Transfer     Filed herewith electronically
       and Administration Agreement
       dated March 1, 2000 between
       Enterprise Funding Corporation,
       Nordstrom fsb, The Financial
       Institutions From Time to Time
       Parties Thereto, and
       Nationsbank, N.A.

10.3 Fifth Amendment to the Transfer      Filed herewith electronically
       and Administration Agreement
       dated July 20, 2000 between
       Enterprise Funding Corporation,
       Nordstrom fsb, The Financial
       Institutions From Time to Time
       Parties Thereto, and
       Nationsbank, N.A.

10.4 First Amendment to the Master        Filed herewith electronically
       Pooling and Servicing Agreement
       dated March 1, 2000, between
       Nordstrom fsb and Wells Fargo
       Bank West, N.A., as trustee,

27.1 Financial Data Schedule              Filed herewith electronically