Form 10-Q
period 2000-10-31
NORDSTROM INC
filed 2000-12-15
CIK 72333

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2000

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


                          YES   X       NO
                              _____        _____

Common stock outstanding as of December 1, 2000: 133,953,503 shares of common stock.










                                 1 of 17

                     NORDSTROM, INC. AND SUBSIDIARIES
                     --------------------------------
                                 INDEX
                                 -----

                                                                  Page
                                                                  Number
PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements (unaudited)

        Consolidated Statements of Earnings
           Three and Nine months ended
           October 31, 2000 and 1999                                 3

        Consolidated Balance Sheets
           October 31, 2000 and 1999 and
           January 31, 2000                                          4

        Consolidated Statements of
           Shareholders' Equity
             Nine months ended October 31,
             2000 and 1999                                           5

        Consolidated Statements of Cash Flows
           Nine months ended October 31, 2000
           and 1999                                                  6

        Notes to Consolidated Financial Statements                   7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    12

    Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                            15

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                      16

    Item 6.  Exhibits and Reports on Form 8-K                       16










                                 2 of 17

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
             (dollars in thousands except per share amounts)
                              (unaudited)

                                   Three Months            Nine Months
                                 Ended October 31,       Ended October 31,
                              ----------------------  ----------------------
                                  2000        1999        2000        1999
                              ----------  ----------  ----------  ----------
Net sales                     $1,254,296  $1,110,114  $3,850,090  $3,592,614
Cost of sales and related
  buying and occupancy          (823,868)   (717,844) (2,523,836) (2,349,388)
                              ----------  ----------  ----------  ----------
Gross profit                     430,428     392,270   1,326,254   1,243,226
Selling, general and
  administrative expenses       (436,296)   (351,564) (1,229,995) (1,063,427)
                              ----------  ----------  ----------  ----------
Operating (loss)/income           (5,868)     40,706      96,259     179,799
Interest expense, net            (15,995)    (13,091)    (43,587)    (37,583)
Write-down of investment         (20,655)        -       (31,195)        -
Service charge income
  and other, net                  36,998      27,418     101,193      80,694
                              ----------  ----------  ----------  ----------
(Loss)/earnings before income
  taxes                           (5,520)     55,033     122,670     222,910
Income tax benefit/(expense)       2,200     (21,400)    (47,800)    (86,900)
                              ----------  ----------  ----------  ----------
Net (loss)/earnings           $   (3,320)  $  33,633  $   74,870  $  136,010
                              ==========  ==========  ==========  ==========
Basic (loss) earnings per
  share                       $     (.03)  $     .25  $      .58  $      .98
                              ==========  ==========  ==========  ==========
Diluted (loss) earnings per
  share                       $     (.03)  $     .25  $      .58  $      .97
                              ==========  ==========  ==========  ==========
Cash dividends paid per share
  of common stock outstanding $      .09  $      .08  $      .26  $      .24
                              ==========  ==========  ==========  ==========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.












                                 3 of 17

                     NORDSTROM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)
                               (unaudited)

                                     October 31,  January 31,  October 31,
                                        2000         2000         1999
                                     ----------   ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents          $   15,750   $   27,042   $   21,193
  Short-term investment                   1,662       25,527       18,762
  Accounts receivable, net              638,936      616,989      551,574
  Merchandise inventories             1,186,391      797,845    1,041,873
  Prepaid income taxes and other        115,254       97,245       90,881
                                     ----------   ----------   ----------
  Total current assets                1,957,993    1,564,648    1,724,283
Land, buildings and equipment, net    1,597,302    1,429,492    1,454,187
Available-for-sale investment                 -       35,251       28,143
Intangible assets, net                  158,042            -            -
Other assets                             53,249       32,690       39,521
                                     ----------   ----------   ----------
TOTAL ASSETS                         $3,766,586   $3,062,081   $3,246,134
                                     ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                      $  110,612   $   70,934   $  137,957
  Accounts payable                      624,011      390,688      496,580
  Accrued salaries, wages
    and related benefits                195,209      211,308      183,390
  Income taxes and other accruals       154,044      135,388      116,277
  Current portion of long-term debt      11,591       58,191       58,146
                                     ----------   ----------   ----------
  Total current liabilities           1,095,467      866,509      992,350
Long-term debt                        1,070,020      746,791      747,076
Deferred lease credits                  328,934      194,995      240,223
Other liabilities                        56,388       68,172       65,506
Shareholders' Equity:
  Common stock, no par:
    250,000,000 shares authorized;
    133,999,405, 132,279,988 and
    135,185,569 shares issued
    and outstanding                     330,990      247,559      246,698
  Unearned stock compensation            (3,937)      (8,593)      (8,681)
  Retained earnings                     888,724      929,616      948,293
  Accumulated other comprehensive
    income                                    -       17,032       14,669
                                     ----------   ----------   ----------
  Total shareholders' equity          1,215,777    1,185,614    1,200,979
                                     ----------   ----------   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY               $3,766,586   $3,062,081   $3,246,134
                                     ==========   ==========   ==========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.

                                 4 of 17

                              NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               (dollars in thousands)
                                    (unaudited)

                                                                        Accumulated Other
                              Common Stock        Unearned     Retained  Comprehensive
                           Shares       Amount  Compensation   Earnings     Income           Total
                          ------------------------------------------------------------------------
Balance at
  February 1, 2000         132,279,988  $247,559    $(8,593)   $929,616      $17,032    $1,185,614

Net earnings                    -           -           -        74,870          -          74,870
Other comprehensive earnings:
  Unrealized loss on
   investment during period,
   net of tax                                                                (23,461)      (23,461)
  Reclassification of
   realized loss, net of tax    -           -           -          -           6,429         6,429
                                                                                            -------
Comprehensive net earnings                                                                  57,838
Cash dividends
  ($.26 per share)              -           -           -       (33,877)                   (33,877)
Issuance of common stock for:
  Stock option plans           173,558     3,904        -          -             -           3,904
  Employee stock purchase
     plan                      165,842     2,194        -          -             -           2,194
  Business acquisition       5,074,000    77,696        -          -             -          77,696
Stock-based compensation       (14,075)     (363)      4,656       -             -           4,293
Purchase and retirement of
  common stock              (3,679,908)      -          -       (81,885)         -         (81,885)

                           -----------------------------------------------------------------------
Balance at
  October 31, 2000         133,999,405  $330,990    $(3,937)   $888,724      $   -      $1,215,777
                           =======================================================================


Balance at
  February 1, 1999         142,114,167  $230,761    $(4,703) $1,074,487          -      $1,300,545

Net earnings                    -           -           -       136,010          -         136,010
Unrealized gain on
  investment, net of tax        -           -           -          -         $14,669        14,669
                                                                                           ------
Comprehensive net earnings                                                                 150,679
Cash dividends
  ($.24 per share)              -           -           -       (33,686)         -         (33,686)
Issuance of common stock       344,802     9,343        -          -             -           9,343
Stock-based compensation        -          6,594     (3,978)       -             -           2,616
Purchase and retirement of
     common stock           (7,273,400)     -           -      (228,518)         -        (228,518)

                           -----------------------------------------------------------------------
Balance at
  October 31, 1999         135,185,569  $246,698    $(8,681) $  948,293      $14,669    $1,200,979
                           =======================================================================

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.




                                 5 of 17

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)
                               (unaudited)

                                                                    Nine Months
                                                                 Ended October 31,
                                                              ---------------------
                                                                2000         1999
                                                              --------     --------
OPERATING ACTIVITIES:
 Net earnings                                                 $ 74,870     $136,010
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation and amortization                             149,195      143,179
     Amortization of deferred lease credits and other, net      (8,800)      (4,943)
     Stock-based compensation expense                            4,293        2,616
     Write-down of investment                                   31,195            -
     Changes in assets and liabilities, net of effects
      of acquisition:
       Accounts receivable, net                                (12,367)      35,561
       Merchandise inventories                                (377,042)    (291,604)
       Prepaid income taxes and other                          (14,460)      (1,027)
       Accounts payable                                        212,984      156,945
       Accrued salaries, wages and related benefits            (16,099)     (12,976)
       Income taxes and other accruals                           5,090       (5,380)
       Other liabilities                                       (10,255)       4,933
                                                              --------     --------
Net cash provided by operating activities                       38,604      163,314
                                                              --------     --------
INVESTING ACTIVITIES:
 Capital expenditures                                         (283,644)    (219,360)
 Additions to deferred lease credits                           142,370       98,599
 Payment for acquisition, net of cash acquired                 (83,377)           -
 Other, net                                                     (5,614)      (6,025)
                                                              --------     --------
Net cash used for investing activities                        (230,265)    (126,786)
                                                              --------     --------
FINANCING ACTIVITIES:
 Increase in notes payable                                      39,678       59,174
 Proceeds from long-term borrowings                            308,266            -
 Principal payments on long-term debt                          (57,911)     (63,079)
 Proceeds from issuance of common stock                          6,098        9,343
 Cash dividends paid                                           (33,877)     (33,686)
 Purchase and retirement of common stock                       (81,885)    (228,518)
                                                              --------     --------
Net cash provided by (used for) financing activities           180,369     (256,766)
                                                              --------     --------
Net decrease in cash and cash equivalents                      (11,292)    (220,238)
Cash and cash equivalents at beginning of period                27,042      241,431
                                                              --------     --------
Cash and cash equivalents at end of period                    $ 15,750     $ 21,193
                                                              ========     ========
Noncash financing activities:
  Assets acquired by incurring long-term debt                 $ 24,402     $      -
                                                              ========     ========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.


                                 6 of 17

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
---------------------
The consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the "Company") as of October 31, 2000 and 1999, and the related consolidated statements of earnings, cash flows and shareholders' equity for the periods then ended, have been prepared from the accounts without audit.

The consolidated financial information applicable to interim periods is not necessarily indicative of the results for the fiscal year.

The financial information should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Nordstrom, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 2000.

In the opinion of management, the consolidated financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom, Inc. and subsidiaries as of October 31, 2000 and 1999, and the results of their operations and cash flows for the periods then ended, in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis.

The consolidated financial statements include the operating results of Faconnable, S.A. ("Faconnable") from the date of acquisition (Note 2).

Certain reclassifications of prior year balances have been made for consistent presentation with the current year.

Recent Accounting Pronouncements
--------------------------------
Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting
For Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138, requires the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of this standard in the fiscal year beginning February 1, 2001, is not expected to have a material impact on the Company's consolidated financial statements.

The Company adopted Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" in July 2000, which provides guidance for certain issues that arose in applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Adoption of this Interpretation did not have a material impact on the Company's consolidated financial statements.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"), a replacement of Statement 125 with the same title. It revises the standards for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures, but otherwise retains most of SFAS No. 125's provisions. SFAS No. 140 is effective for transfers after March 31, 2001 with certain disclosures required for periods ending on

                                 7 of 17

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)

Note 1 - Summary of Significant Accounting Policies (cont.)

or after December 31, 2000. Adoption of the accounting provisions of this standard is not expected to have a material impact on the Company's consolidated financial statements.

Note 2 - Acquisition

On October 24, 2000, the Company acquired 100% of Faconnable, of Nice, France, a designer, wholesaler and retailer of high quality men's and women's apparel and accessories. The Company paid $87,685 in cash and issued 5,074,000 shares of common stock of the Company, for a total value of approximately $170,000 including expenses. The acquisition is being accounted for under the purchase method of accounting, and, accordingly, Faconnable's results of operations have been included in the Company's results of operations since October 24, 2000. The purchase price has been allocated to Faconnable's assets and liabilities based on their estimated fair values as of the date of acquisition. Goodwill and other identifiable intangible assets related to this acquisition are being amortized over their estimated useful lives on a straight-line basis over 10 years to 35 years.

The purchase also provides for contingent payments to two shareholders that may be paid after five years from the date of acquisition based on the performance of the subsidiary and the continued active involvement of the principals in Faconnable. The contingent payments will be recorded as compensation expense when it becomes probable that the performance targets will be met.

The following unaudited pro forma information presents the results of the Company's operations assuming the Faconnable acquisition occurred at the beginning of each period presented:

                                               Nine Months
                                             Ended October 31,
                                          -----------------------
                                             2000         1999
                                          ----------   ----------
Net sales                         	        $3,896,288   $3,634,448
Net earnings                      	        $   74,166   $  132,776
Basic and diluted earnings per share	      $     0.55   $     0.92

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of each period presented, nor is it necessarily indicative of future operating results.

A summary of the purchase price allocation for the Faconnable acquisition is as follows:

Fair value of identifiable assets acquired       $   38,646
Intangible assets recorded                          158,144
Liabilities assumed                                 (27,410)
                                                 ==========
Total purchase price                             $  169,380
                                                 ==========

                                 8 of 17

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)

Note 3 - Earnings Per Share

                             Three Months              Nine Months
                           Ended October 31,         Ended October 31,
                       ------------------------  ------------------------
                           2000         1999         2000        1999
                       -----------  -----------  ----------- ------------
Basic shares           129,315,092  136,721,774  130,041,747  139,274,764
Dilutive effect of
   stock options and
   restricted stock              -      345,158      144,612      709,897
                       -----------  -----------  -----------  -----------
Diluted shares         129,315,092  137,066,932  130,186,359  139,984,661
                       ===========  ===========  ===========  ===========
Antidilutive options     8,913,270    4,885,296    5,754,360    2,439,582
                       ===========  ===========  ===========  ===========


Note 4 - Investment

In September 1998, the Company purchased non-voting convertible preferred stock in Streamline, Inc. ("Streamline"), an internet grocery and consumer goods delivery company, for total consideration of $22,857. In June 1999, Streamline completed an initial public offering of common stock. Upon completion of the offering, the Company's investment was converted to common stock. In January 2000, Streamline merged with Beacon Home Direct, Inc., a privately-held company, in which the Company had previously purchased preferred stock for total consideration of $10,000. The total investment in Streamline was reduced to its quoted market value of $1,662 as of October 31, 2000, which is classified as short-term.

Due to the financial condition of Streamline, the Company determined that the decline in the fair market value of its investment is other than temporary, therefore a loss of $20,655 was recorded in the statement of earnings for the quarter ended October 31, 2000, for a total loss on the investment of $31,195 for the year to date.

Streamline ceased its operations effective November 22, 2000, due to failure to obtain additional capital to fund its operations. The Company will write-off the reminder of its investment in Streamline in the fourth quarter of this fiscal year.

Note 5 - Debt

In October 2000, the Company issued $300 million of 8.95% Senior Notes due 2005. These proceeds were used to reduce short-term indebtedness, to fund the acquisition of Faconnable and for general corporate purposes.

The Company owns a 49% interest in a limited partnership which is constructing a new corporate office building in which the Company will be the primary occupant. In accordance with Emerging Issues Task Force Issue No. 97-10 "The Effect of Lessee Involvement in Asset Construction," the Company is considered to be the owner of the property. Construction in progress includes

                                 9 of 17

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)

Note 5 - Debt (cont.)

capitalized costs related to this building of $39,700 as of October 31, 2000. The corresponding finance obligation of $35,600 as of October 31, 2000 is included in other long-term debt.

The Company is a guarantor of a $93,000 construction credit facility of the limited partnership. This credit facility provides for interest at either the LIBOR rate plus 0.75%, or the greater of the Federal Funds rate plus 0.5% and the prime rate and matures in August 2002.

Note 6 - Segment Reporting

The following tables set forth information for the Company's reportable segments and a reconciliation to the consolidated totals:

Three months ended             Retail    Credit     Catalog/   Corporate
October 31, 2000               Stores  Operations   Internet   and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales and revenues to
  external customers       $1,181,807           -   $ 72,489           -              -  $1,254,296
Service charge income               -    $ 34,071                      -              -      34,071
Intersegment revenues          11,940       5,950                      -       $(17,890)          -
Net earnings                   54,636       5,459    (12,971)  $ (50,444)             -      (3,320)


Three months ended             Retail    Credit     Catalog/   Corporate
October 31, 1999               Stores  Operations   Internet   and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales and revenues to
  external customers       $1,058,105           -   $ 52,009           -              -  $1,110,114
Service charge income               -    $ 28,651                      -              -      28,651
Intersegment revenues           7,198       5,396                      -       $(12,594)          -
Net earnings                   51,943       8,293    (10,010)  $ (16,593)             -      33,633


Nine months ended              Retail    Credit     Catalog/   Corporate
October 31, 2000               Stores  Operations   Internet   and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales and revenues to
  external customers       $3,649,696           -   $200,394           -              -  $3,850,090
Service charge income               -    $ 96,665          -           -              -      96,665
Intersegment revenues          25,914      18,601          -           -       $(44,515)          -
Net earnings                  196,585      12,899    (24,709)  $(109,905)             -      74,870


Nine months ended              Retail    Credit     Catalog/   Corporate
October 31, 1999               Stores  Operations   Internet   and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales and revenues to
  external customers       $3,451,583           -   $141,031           -              -  $3,592,614
Service charge income               -    $ 84,135          -           -              -      84,135
Intersegment revenues          14,575      17,907          -           -       $(32,482)          -
Net earnings                  208,198      20,461    (21,295)  $ (71,354)             -     136,010







                                 10 of 17

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)

Note 7 - Contingent Liabilities

Because all of the lawsuits described below (with the exception of Nine West) are in their preliminary stages, the Company is not in a position at this time to quantify the amount or range of any possible losses related to those claims. The Company intends to vigorously defend itself in the described cases. While no assurance can be given as to the ultimate outcome of these lawsuits, based on preliminary investigations, management currently believes that these matters will not have a material adverse effect on the Company's financial position.

Cosmetics
---------
The Cosmetics lawsuit has been previously described in the Nordstrom, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 2000.

Nine West
---------
With regard to the Nine West lawsuit, as described in the Nordstrom, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 2000, the court has preliminarily approved a settlement and has authorized the plaintiffs to send notices of the settlement to class members. A hearing on final approval of the settlement is scheduled for December 2000. The settlement does not admit any violation of the law or admit liability by any defendant. The settlement does not require any payment from the Company.

Credit Fees
-----------
The Company has been named a defendant in a purported class action in the Federal District Court for the Eastern District of Pennsylvania. The case purports to be brought under the National Bank Act and the Arizona Consumer Loan Act of 1997. Plaintiff, a resident of Pennsylvania and a user of Nordstrom's credit through Nordstrom fsb, a wholly owned subsidiary of the Company, claims to represent all customers of Nordstrom who have been extended credit by Nordstrom fsb under revolving credit accounts for consumer purchases at Nordstrom stores. Plaintiff claims that Nordstrom fsb has been paid principal, interest and late fees in violation of said statutes on account of which plaintiff seeks recovery or forfeiture thereof. The Company has not yet filed a response to the Amended Complaint which was filed in October 2000.

Bar Code
--------
The Company is named as one of 135 retailer defendants in a lawsuit filed in the United States District Court for the District of Arizona. Plaintiff claims that the Company and the other defendants have infringed certain patents held by it related to methods of scanning production markings (bar codes) placed on work pieces or merchandise. The complaint seeks from each defendant an award of damages for past infringement, to be trebled because of alleged willful and deliberate infringement. Most of the retailer defendants, including the Company, have entered into a Joint Defense Agreement.

The Company is also subject to other ordinary routine litigation incidental to its business and with respect to which no material liability is expected.

                                 11 of 17

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

Results of Operations:
----------------------
During the third quarter of 2000, sales increased 13.0% compared to the corresponding quarter in 1999. For the nine-month period, sales increased 7.2% compared to the corresponding period in 1999. Comparable store sales (sales in stores open at least one full fiscal year at the beginning of the fiscal year) increased 4.7% for the quarter and 1.2% for the nine-month period. The increase in comparable store sales for the quarter was primarily due to calendar variations, the most significant of which was a shift in the timing of the 2000 Anniversary Sale which resulted in five more Anniversary Sale days being included in the third quarter of 2000 than were in the 1999 third quarter.

Gross profit as a percentage of net sales decreased to 34.3% in the third quarter of 2000, as compared to 35.3% in the same period in 1999. For the nine-month period, gross profit as a percentage of net sales decreased to 34.4%, as compared to 34.6% in the same period in 1999. The decrease for the quarter and the nine-month period was primarily due to an increase in markdowns.

                                 12 of 17

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


For the third quarter of 2000, selling, general and administrative expenses as a percentage of net sales increased to 34.8%, compared to 31.7% for the third quarter of 1999. For the nine-month period, selling, general and administrative expenses as a percentage of net sales were 31.9%, compared to 29.6% for the corresponding period in 1999. The increase for the quarter was partially due to nonrecurring charges in 2000 related to severance expenses of approximately $13 million as a result of changes in management, and a charge for the write-off of certain information technology investments of approximately $10 million. The increases for the quarter and the nine-month period were also due to several other factors, including: increased sales promotion expenses in the full-line stores; increased credit expenses related to marketing programs for numerous credit products and a new loyalty program for the Company's proprietary credit card; and higher wage and other personnel expenses.

Interest expense, net increased by 22.2% during the quarter, to $16 million. For the nine-month period, interest expense, net increased 16.0% to $43.6 million. The increases for the quarter and the nine-month period were due to an increase in levels of short-term debt outstanding and an increase in interest rates, partially offset by a decrease in the average levels of long-term debt outstanding.

During the quarter and the nine-month period, losses of $20.7 million and $31.2 million, respectively, were recorded to recognize the write down of the value of the investment in Streamline, Inc., which was deemed by management to be other than temporary. The fair market value of the investment in Streamline is $1.7 million as of October 31, 2000. Streamline ceased its operations effective November 22, 2000, due to failure to obtain additional capital to fund its operations. The Company will write-off the remainder of this investment in the fourth quarter of this year.

Service charge income and other, net increased by 34.9% during the quarter, to $37 million. For the nine-month period, service charge income and other, net increased 25.4% to $101.2 million. The increase for the quarter and the nine-month period was due to higher accounts receivable securitization gains, and higher service charge and late fee income associated with increases in the number of credit accounts and credit sales.

The net loss for the quarter ended October 31, 2000 was $3.3 million, compared to net earnings of $33.6 million in the same period in 1999. The diluted loss per share was $0.03 for the third quarter ended October 31, 2000, compared to diluted earnings per share of $0.25 achieved in the same period in 1999. Net earnings for the nine months ended October 31, 2000 decreased 45.0% to $74.9 million from $136 million in the same period in 1999. For the nine months ended October 31, 2000, diluted earnings per share were $0.58, a decrease of 40.2% from the $0.97 achieved in the same period in 1999. The decreases in earnings and earnings per share for the quarter and the nine-month period were primarily due to nonrecurring charges related to changes in management and write-off of certain information technology investments, and higher selling, general and administrative expenses, partially offset by higher service charge income. Net earnings and earnings per share were also impacted by a $20.7 million pretax charge for the quarter and a $31.2 million pretax charge for the nine-month period related to the write-down of the Streamline investment. The decreases in diluted earnings per share for the quarter and year to date were partially offset by a decrease in the number of shares outstanding.

                                 13 of 17

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


Liquidity and Capital Resources:
--------------------------------
The Company finances its working capital needs, capital expenditures and share repurchase activity with cash provided by operations and external borrowings. The Company's cash and cash equivalents decreased $11,300 during the nine-month period ended October 31, 2000, as cash used for investing activities was more than the cash provided by operations and additional financing activities. The increase in accounts payable was primarily due to a change in the Company's policy to pay its vendors based on receipt of goods rather than the invoice date.

For the nine months ended October 31, 2000, cash flow used for investing activities is comprised primarily of capital expenditures for new store expansion and information technology-related projects.

During the quarter, the Company opened four new full-line stores in Frisco, Texas; Broomfield, Colorado; Roseville, California and Chicago, Illinois. The Company also opened five new Rack stores in Honolulu, Hawaii; Spokane, Washington; Oak Brook, Illinois; Scottsdale, Arizona and Chandler, Arizona during the quarter. For the year to date, the Company has opened a total of five new full-line and ten new Rack stores. Additionally, in November 2000, the Company opened one full-line store in Boca Raton, Florida. Construction is progressing as planned on new stores scheduled to open in 2001.

Although the Company has made commitments for stores opening in 2001 and beyond, it is possible that in one or more instances store site negotiations may be terminated and the store may not be built or delays may occur. Furthermore, environmental and land use regulations and the difficulties encountered by shopping center developers in securing financing could make future development of stores more difficult, time-consuming and expensive.

For the nine months ended October 31, 2000, cash provided by financing activities was $180 million, due primarily to debt proceeds partially offset by cash used to purchase and retire common stock under the Company's stock purchase program.

In October 2000, the Company issued $300 million of 8.95% Senior Notes due 2005, these proceeds were used to reduce short-term indebtedness, to fund the acquisition of Faconnable and for general corporate purposes.

During the nine months ended October 31, 2000, the Company repurchased 3.6 million shares of its common stock for an aggregate of approximately $81.3 million under a stock purchase program. At October 31, 2000, the Company had remaining share repurchase authorization of approximately $87 million.

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


                                 14 of 17

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Recent Accounting Pronouncements
--------------------------------
Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting
For Derivative Instruments and Hedging Activities," as amended by SFAS No.
137 and No. 138, requires the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of this standard in the fiscal year beginning February 1, 2001, is not expected to have a material impact on the Company's consolidated financial statements.

The Company adopted Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" in July 2000, which provides guidance for certain issues that arose in applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Adoption of this Interpretation did not have a material impact on the Company's consolidated financial statements.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"), a replacement of Statement 125 with the same title. It revises the standards for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures, but otherwise retains most of SFAS No. 125's provisions. SFAS No. 140 is effective for transfers after March 31, 2001 with certain disclosures required for periods ending on or after December 31, 2000. Adoption of the accounting provisions of this


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its short-term borrowing and investment activities which generally bear interest at variable rates.
Because the short-term borrowings and investments, other than the investment in marketable equity securities, have maturities of three months or less, the Company believes that the risk of material loss is low, and that the carrying amount approximates fair value. The Company's investment in marketable equity securities is classified as short-term and is recorded on the balance sheet at fair value based upon the quoted market price with unrealized gains or losses reported as a separate component of accumulated other comprehensive earnings. Realized gains and losses and declines in value judged to be other than temporary are included in net earnings. At October 31, 2000, the Company had outstanding borrowings of approximately $111 million under short-term notes payable, which bear interest from 6.56% to 6.70%, and mature from November 1, 2000 to November 7, 2000. In October 2000, the Company issued
$300 million of 8.95% Senior Notes due 2005. These proceeds were used to reduce short-term indebtedness, to fund the acquisition of Faconnable and for general corporate purposes.








                                 15 of 17

                         PART II - OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------

The information required under this item is included in the following section of Part I, Item 1 of this report:

          Note 7 in Notes to Consolidated Financial Statements




Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
     --------

     (10.1) Share Purchase and Contribution Agreement dated as of September 27, 2000 by and among Nordstrom, Inc., Nordstrom European Capital Group, and the Selling Shareholders of Faconnable, S.A., is hereby incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-3, Registration
             No. 333-50028 filed on November 15, 2000.

     (10.2) Amendment to the Share Purchase and Contribution Agreement dated as of October 20, 2000 by and among Nordstrom, Inc., Nordstrom European Capital Group, and the Selling Shareholders of Faconnable, S.A., is hereby incorporated by reference to Exhibit
             2.2 to the Registrant's Registration Statement on Form S-3, Registration No. 333-50028 filed on November 15, 2000.

     (10.3) The Put Agreement dated November 1, 1999 between Nordstrom, Inc. and the holders of the Series C Preferred Stock of Nordstrom.com, Inc. is filed herein as an Exhibit.

     (27.1)  Financial Data Schedule is filed herein as an Exhibit.

(b)  Reports on Form 8-K
     -------------------

     The Company filed a Form 8-K on September 7, 2000 to announce senior management changes. The Company also filed a Form 8-K on October 11, 2000 to announce non-recurring charges and third quarter earnings expectations.












                                 16 of 17

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


Date:  December 13, 2000
       -----------------






































                                 17 of 17

NORDSTROM, INC. AND SUBSIDIARIES

Exhibit Index

Exhibit                                   Method of Filing
-------                                   ----------------

10.1 Share Purchase and Contribution      Incorporated by reference to Exhibit
       Agreement dated as of September    2.1 to the Registrant's Registration
       27, 2000 by and among Nordstrom,   Statement on Form S-3, Registration
       Inc., Nordstrom European Capital   No. 333-50028 filed on November
       Group, and the Selling             15, 2000.
       Shareholders of Faconnable, S.A.


10.2 Amendment to the Share Purchase      Incorporated by reference to Exhibit
       and Contribution Agreement dated   2.2 to the Registrant's Registration
       as of October 20, 2000 by and      Statement on Form S-3, Registration
       among Nordstrom, Inc., Nordstrom   No. 333-50028 filed on November
       European Capital Group, and the    15, 2000.
       Selling Shareholders of
       Faconnable, S.A.


10.3 The Put Agreement dated November     Filed herewith electronically
       1, 1999 between Nordstrom, Inc.
       and the holders of the Series C
       Preferred Stock of Nordstrom.com,
       Inc.

27.1 Financial Data Schedule              Filed herewith electronically