Form 10-K
period 2001-01-31
NORDSTROM INC
filed 2001-04-11
CIK 72333

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended January 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES [X]    NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [ ]


                                     1 of 22

On March 19, 2001, 133,801,918 shares of common stock were outstanding, and the aggregate market value of those shares (based upon the closing price as reported by NYSE) held by non-affiliates was approximately $1.5 billion.


                      Documents Incorporated by Reference:
Portions of Nordstrom, Inc. 2000 Annual Report to Shareholders
    (Parts I, II and IV)
Portions of Proxy Statement for 2001 Annual Meeting of Shareholders
    (Part III)


                                     2 of 22

                                     PART I


Item 1.  Business.
------------------

Nordstrom, Inc. (the "Company") was incorporated in the State of Washington in 1946 as successor to a retail shoe business started in 1901. As of January 31, 2001, the Company operated 77 large specialty stores in Alaska, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Kansas, Maryland, Michigan, Minnesota, New Jersey, New York, Ohio, Oregon, Pennsylvania, Rhode Island, Texas, Utah, Virginia and Washington, selling a wide selection of apparel, shoes and accessories for women, men and children.

The Company also operated 37 stores under the name "Nordstrom Rack" and one clearance store. The Nordstrom Rack stores purchase merchandise directly from manufacturers, as well as serving, in part, as outlets for clearance merchandise from the Company's large specialty stores. The Nordstrom Rack stores are located in Arizona, California, Colorado, Georgia, Hawaii, Illinois, Maryland, Michigan, Minnesota, New York, Oregon, Pennsylvania, Texas, Utah, Virginia and Washington.

The Company also operated 2 free-standing shoe stores located in Hawaii and 3 Specialty Boutiques in New York and California under the name "Faconnable". As a result of the acquisition of Faconnable, S.A. of Nice, France in October 2000, the Company also operates 20 Faconnable boutiques located primarily in Europe. Faconnable is a wholesaler and retailer of high quality men's and women's apparel and accessories.

On November 1, 1999, the Company established a subsidiary to operate its Internet commerce and catalog businesses, Nordstrom.com, LLC. The Company contributed certain assets and liabilities associated with its Internet commerce and catalog businesses, and $10 million in cash. Venture funds associated with Benchmark Capital and Madrona Investment Group, collectively, contributed $16 million in cash to the new entity. At January 31, 2001, the Company owns approximately 81.4% of Nordstrom.com, LLC, with Benchmark Capital and Madrona Investment Group collectively holding the remaining interest through their ownership interests in Nordstrom.com, LLC's managing member, Nordstrom.com, Inc.

The holders of the minority interest of Nordstrom.com LLC, have the right to sell their shares of Nordstrom.com LLC, to the Company for $80 million in the event that certain events do not occur. This right will terminate without any further action by either party if the Company provides at least $100 million in additional funding to Nordstrom.com, Inc. prior to July 1, 2002 or if Nordstrom.com, Inc. completes an initial public offering of its common stock prior to September 1, 2002.

In March 2001, the Company opened a large specialty store in Hurst, Texas and a new Nordstrom Rack store in Los Angeles, California. A new Nordstrom Rack store is scheduled to open in Broomfield, Colorado in April 2001. In addition, the Company plans to open Full-Line stores in Columbus, Ohio; Tampa, Florida and Chandler, Arizona, as well as Nordstrom Rack stores in Roseville, San Francisco and Oxnard, California; Grand Rapids, Michigan; Dulles, Virginia and Henderson, Nevada during fiscal 2001.


                                     3 of 22

-----------------------------

The west coast and the east coast of the United States are the markets in which the Company has the largest presence. An economic downturn or other significant event within one of these markets may have a material effect on the Company's operating results.

The Company purchases merchandise from many suppliers, no one of which accounted for more than 2% of 2000 net purchases. The Company believes that it is not dependent on any one supplier, and considers its relations with its suppliers to be satisfactory.

The Company has approximately 70 trademarks. The loss or abandonment of the Federally registered names "Nordstrom" or "Faconnable" would materially impact the business of the Company. The loss or abandonment of the Federally registered trademarks "Brass Plum", "Caslon", "Classiques Entier", "Halogen" and "Talora" may impact the business of the Company, but not in a material manner. With the exception of the above mentioned Federally registered trademarks, the loss or abandonment of any particular trademark would have little, if any, impact on the business of the Company.

Due to the Company's anniversary sale in July and holidays in December, sales are higher in the second and fourth quarters of the fiscal year than in the first and third quarters. During the fiscal year ended January 31, 2001, the Company regularly employed on a full or part-time basis an average of approximately 43,000 employees. Due to the seasonal nature of the Company's business, employment increased to approximately 49,000 employees in July, 2000 and December, 2000.

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

Certain other information required under Item 1 is contained within the following sections of the Company's 2000 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

       Management's Discussion and Analysis
       Note 1 in Notes to Consolidated Financial Statements
       Note 15 in Notes to Consolidated Financial Statements
       Retail Store Facilities


Executive Officers of the Registrant
------------------------------------

                                                         Officer
       Name                   Age        Title              Since      Family Relationship
--------------------          ---    --------------        -------     -------------------
Jammie Baugh                  48     Executive Vice         1990             None
                                     President

Mark S. Brashear              39     Executive Vice         2001             None
                                     President


                                     4 of 22

------------------------------------------------

Robert E. Campbell            45   Vice President and                 1999           None
                                   Treasurer

Gail A. Cottle                49   Executive Vice                     1985           None
                                   President

Dale Cameron (Crichton)       52   Executive Vice                     1985           None
                                   President

Linda Toschi Finn             53   Executive Vice                     1998           None
                                   President

Kevin T. Knight               45   Executive Vice                     1998           None
                                   President, Chairman
                                   And Chief Executive
                                   Officer of Nordstrom fsb,
                                   And President of Nordstrom
                                   Credit, Inc.

Michael G. Koppel             44   Vice President                     1999           None
                                   Corporate Controller
                                   And Acting Chief Financial
                                   Officer

Llynn (Len) A. Kuntz          40   Executive Vice                     1998           None
                                   President

Robert J. Middlemas           44   Executive Vice                     1993           None
                                   President

Blake W. Nordstrom            40   President                          1991           Brother of Erik B. and Peter E.
                                                                                     Nordstrom; son of Bruce A.
                                                                                     Nordstrom, a Director of the
                                                                                     Company; and nephew of D. Wayne
                                                                                     Gittinger, a Director of the
                                                                                     Company.

Bruce A. Nordstrom            67   Chairman of the                    1966           Father of Blake W., Erik B. and
                                   Board of Directors                                Peter E. Nordstrom; cousin
                                                                                     of John N. Nordstrom, a Director
                                                                                     of the Company and Brother-in-law
                                                                                     of D. Wayne Gittinger, a Director
                                                                                     of the Company.

Erik B. Nordstrom             37   Executive Vice                     1995           Brother of Blake W. and Peter E.
                                   President                                         Nordstrom; son of Bruce A.
                                                                                     Nordstrom, a Director of the
                                                                                     Company; and nephew of D. Wayne
                                                                                     Gittinger, a Director of the
                                                                                     Company.

Peter E. Nordstrom            39   Executive Vice                     1995           Brother of Blake W. and Erik B.
                                   President                                         Nordstrom; son of Bruce A.
                                                                                     Nordstrom, a Director of the
                                                                                     Company; and nephew of D. Wayne
                                                                                     Gittinger, a Director of the
                                                                                     Company.


                                        5 of 22

------------------------------------------------

James R. O'Neal               42   Executive Vice                     1997           None
                                   President

R. Michael Richardson         44   Vice President                     2001           None
                                   and Chief Information
                                   Officer

K.C. (Karen) Shaffer          47   Executive Vice                     2001           None
                                   President

Joel T. Stinson               51   Executive Vice                     1996           None
                                   President and
                                   Chief Administrative
                                   Officer

Delena M. Sunday              40   Executive Vice                     1998           None
                                   President

Susan A. Wilson               55   Executive Vice                     1997           None
 Tabor                             President

Michael A. Tam                44   Executive Vice                     2001           None
                                   President

Geevy S.K. Thomas             36   Executive Vice                     1998           None
                                   President



Jammie Baugh was named Executive Vice President of Human Resources in February 2000. Prior thereto, she served as Executive Vice President and Northwest General Manager since May 1997, Executive Vice President and General Manager Southern California since 1991, and Vice President and General Manager Southern California since 1990.

Mark S. Brashear was named Executive Vice President and Southwest General Manager of the Full-Line Store Group in February 2001. In April 1999, he was promoted to Division Vice President and Strategic Planning Manager of the Southwest Business Unit. Mr. Brashear has been responsible for strategic planning since February 1998, when he was named Strategic Planning Manager for California and the Southwest. Prior thereto, Mr. Brashear held various store management positions with the Company.

Robert E. Campbell was named Vice President of Strategy and Planning and Treasurer in May 1999. Prior thereto, he was involved with corporate strategy and planning and was responsible for the Company's investor relations function since March 1998, and served as Manager of Financial Analysis since February 1997. Prior to joining Nordstrom Inc., Mr. Campbell served in a number of financial positions with restaurant and retail companies based on the West Coast.


                                     6 of 22

------------------------------------------------

Gail A. Cottle, Executive Vice President, was named President of Nordstrom Product Group in February 2000. Prior thereto, she served as Executive Vice President - Nordstrom Product Group General Manager since 1996. From 1992 to 1996, she was Executive Vice President of women's apparel, children's apparel, and accessories product development. The Faconnable business unit was added to the Nordstrom Product Group in 1999 and worldwide operations began reporting to the Nordstrom Product Group, upon the acquisition of Faconnable, in October 2000.

Dale Cameron (Crichton) was named Executive Vice President and Corporate Merchandise Manager, Cosmetics, in February 1998. Prior thereto, she served as Vice President, and Corporate Merchandise Manager, Cosmetics and Gifts since March 1985.

Linda T. Finn was named Executive Vice President of Marketing in September 2000. She was promoted to Vice President and Marketing Director for the Full-Line Store Group in October 1999. Ms. Finn has been responsible for the development of the Company's marketing strategies since May 1998 when she was named Vice President of Sales Promotion. Prior thereto, she held various management positions with the Company in the areas of corporate advertising and sales promotions.

Kevin T. Knight has been an Executive Vice President of Nordstrom, Inc. since September 2000, and also serves as Chairman and Chief Executive Officer of Nordstrom fsb, President of Nordstrom Credit, Inc., and, as of February 2000, was named President of Nordstrom Credit Group. Prior thereto, he served as President of Nordstrom fsb (formerly Nordstrom National Credit Bank), President of Nordstrom Credit, Inc., and General Manager of the credit business unit since April 1998. Prior to joining Nordstrom, he was Senior Vice President of Retailer Financial Services, a unit of General Electric Capital Corporation, since 1995. Prior thereto, he held various positions with General Electric since 1977.

Michael G. Koppel was hired as Vice President, Corporate Controller and Principal Accounting Officer in August 1999. Prior to joining Nordstrom, he served as Chief Operating Officer of CML Group, a specialty retail holding company. From 1997 through 1998, he was Chief Financial Officer of Lids Corporation, a mall based specialty retailer. From 1984 through 1997, he held a number of financial positions with the May Department Stores, most recently as Vice President-Controller of its Filenes division.

Llynn (Len) A. Kuntz was named Executive Vice President and Northwest General Manager of the Full-Line Store Group in February 2001. Prior thereto, he served as Vice President and Director of the Full-Line Store Strategy Group since May 1999, as Vice President, and East Coast Regional Manager since February
1998, and as General Manager of the Northeast Region since 1995.

Robert J. Middlemas has been Executive Vice President and Central States General Manager since November 1997. Prior thereto, he served as Vice President and Central States General Manager since 1993.


                                     7 of 22

------------------------------------------------

Blake W. Nordstrom was named President of the Company in August 2000. From February 2000 until his appointment as President, he served as Executive Vice President and President of Nordstrom Rack Group. Prior thereto, he served as Co-President responsible for credit, community relations, operations, shoes and Nordstrom Rack business units since June 1995 and as Vice President and General Manager Washington/Alaska since 1991.

Bruce A. Nordstrom was named Chairman of the Board of Directors in August 2000. He has served as a Director of the Company since 1966, and served as Co-Chairman of the Board of Directors from 1971 until 1995. Mr. Nordstrom is the grandson of the Company founder and, with his cousins John N. Nordstrom and James F. Nordstrom and his former brother-in-law John A. McMillan, he assumed leadership of the company from the second generation in 1968.

Erik B. Nordstrom was named Executive Vice President of Full-Line Stores in August 2000. Prior thereto, he served as Executive Vice President and Northwest General Manager since February 2000, as Co-President responsible for Nordstrom Product Group since June 1995 and as Store/Regional Manager - Minnesota since 1992.

Peter E. Nordstrom was named Executive Vice President and President of Full-Line Stores in September 2000. Prior thereto, he served as Executive Vice President and Director of Full-Line Store Merchandise Strategy for children's apparel, cosmetics, junior apparel, lingerie, hosiery, men's apparel and women's activewear since February 2000, as Co-President responsible for sales promotion, human resources, and diversity affairs since June 1995, and as Regional Manager of the Orange County area since 1991.

James R. O'Neal was named Executive Vice President and General Manager of the East Coast in August 2000. Prior thereto, he served as Executive Vice President and Southwest General Manager since November 1997, as Vice President -- Northern California since February 1997, as General Manager Northern California from 1995 to 1997, and as City Regional Manager from 1993 to 1995.

R. Michael Richardson was named Vice President and Chief Information Officer in February 2001, and is responsible for leading the Company's corporate information technology (IT) initiatives. Prior thereto, he served as Division Vice President of Enterprise Development and Architecture since October 1998, and as IT Development Manager of the Nordstrom Product Group since October 1997. Mr. Richardson has also served as IT Development Manager for various corporate departments since 1992.

K.C. (Karen) Shaffer was named Executive Vice President and General Merchandise Manager of the Nordstrom Rack Group in February 2001. She has also served as Division Vice President and Northwest Regional Manager of the Nordstrom Rack Division since April 1999 and as Regional Manager, Northwest, Nordstrom Rack Division since June 1998. Prior thereto, Ms. Shaffer held various management Positions with the Company at the department, store and regional levels.

Joel T. Stinson was named Executive Vice President and Chief Administrative Officer in September 2000, and is responsible for overseeing the areas of information technology, operations and logistics, legal, store planning and real estate. Prior thereto, he served as Vice President of Operations since May 1995 and as Corporate Operations Manager since 1993.


                                     8 of 22

------------------------------------------------

Delena M. Sunday was named Executive Vice President of Diversity Affairs in September 2000. Ms. Sunday has been responsible for the Company's diversity initiatives since 1996 when she was named Director of Diversity Affairs and then promoted to Vice President of Diversity Affairs in February 1998. Prior thereto, Ms. Sunday held various management positions with the Company at the department, store and regional levels.

Susan A. Wilson Tabor was named Executive Vice President and President of the Nordstrom Rack Division in September 2000. Prior thereto, she served as Executive Vice President and Nordstrom Rack General Manager since February 1998, as Vice President and Nordstrom Rack General Manager from February 1997 to February 1998, and served as Nordstrom Rack General Manager from 1993 to February 1997.

Michael A. Tam was named Executive Vice President in February 2001. Mr. Tam joined the Company in April 1999 as Division Vice President and
Director of Brands for the Nordstrom Product Group. Prior to joining the Company, he was Vice President of Retail Marketing for Starbucks Corp. from October 1996 to March 1999, and Senior Vice President, Chief Marketing Officer for McDonald's Corp. Japan from December 1994 to October 1996.

Geevy S.K. Thomas was named Executive Vice President and General Merchandise Manager of Full-Line Stores in February 2001, and is responsible for merchandise strategy for women's apparel, shoes, and accessories. He also served as Executive Vice President of Full-Line Stores and Director of Merchandising Strategy since February 2000, as Vice President and Director of Merchandising Strategy since May 1999, Vice President and Regional Manager of Orange County and Los Angeles since February 1998, and as General Manager of Los Angeles since February 1997. Prior thereto, Mr. Thomas has also held various general, regional and store management positions with the Company.

The officers are appointed annually by the Board of Directors following each year's Annual Meeting of Shareholders. Officers serve at the discretion of the Board of Directors.



Item 2.  Properties.
--------------------

The following table summarizes the number of stores owned or operated by the Company and the percentage of total store area represented by each listed category at January 31, 2001:

                                         Number of     % of total store
                                           stores       square footage
                                         ---------     ----------------
     Owned stores                            24                23%
     Leased stores                           82                34
     Owned on leased land                    32                41
     Partly owned & partly leased             2                 2
                                           ----              -----
                                            140               100%
                                           ====              =====


                                     9 of 22

-------------------------------

The Company also operates nine merchandise distribution centers, six of which are owned, two of which are leased, and one of which is owned on leased land. The Company owns its principal offices in Seattle, Washington, and an office building in the Denver, Colorado metropolitan area that serves as the principal offices of Nordstrom fsb and Nordstrom Credit, Inc.

Certain other information required under this item is included in the following sections of the Company's 2000 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

       Note 9 in Notes to Consolidated Financial Statements
       Note 12 in Notes to Consolidated Financial Statements
       Retail Store Facilities




Item 3.  Legal Proceedings.
---------------------------

The information required under this item is included in the following section of the Company's 2000 Annual Report to Shareholders, which section is incorporated by reference herein from Exhibit 13.1 of this report:

       Note 16 in Notes to Consolidated Financial Statements


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
         None



                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.
----------------------------------------------------------------------

The Company's Common Stock, without par value, is traded on the New York Stock Exchange under the symbol "JWN." The approximate number of holders of Common Stock as of March 19, 2001 were 60,000.

Certain other information required under this item with respect to stock prices and dividends is included in the following sections of the Company's 2000 Annual Report to Shareholders, which sections are incorporated by reference herein from
Exhibit 13.1 of this report:

       Financial Highlights
       Consolidated Statements of Shareholders' Equity
       Note 17 in Notes to Consolidated Financial Statements


                                    10 of 22

Item 6.  Selected Financial Data.
---------------------------------

The information required under this item is included in the following Sections of the Company's 2000 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

       Note 1 in Notes to Consolidated Financial Statements
       Ten-Year Statistical Summary


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------------------------------------------------------------------------

The information required under this item is included in the following section of the Company's 2000 Annual Report to Shareholders, which section is incorporated by reference herein from Exhibit 13.1 of this report:

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

The majority of the Company's revenue, expense and capital expenditures are transacted in United States dollars. However, the Company periodically enters into foreign currency purchase orders for apparel and shoes denoted in Italian Lira. The Company uses forward contracts to hedge against fluctuations in foreign currency prices. The amounts of these contracts are immaterial. The use of derivatives is limited to only those financial instruments that have been authorized by the Company's Acting Chief Financial Officer and approved by the Finance Committee.

In addition, the functional currency of Faconnable, S.A. of Nice, France is the French Franc. Assets and liabilities of Faconnable are translated into U.S. dollars at the exchange rate prevailing at the end of the period. Income and expenses are translated into U.S. dollars at the exchange rate prevailing on the respective dates of the transactions. The effects of changes in foreign currency exchange rates are included in other comprehensive earnings.


                                    11 of 22

--------------------------------------------------------------------------------

The table below presents principal amounts, at book value, by year of maturity, and related weighted average interest rates. The fair value of long-term debt (including current maturities), is calculated using quoted market prices of the same or similar issues with the same remaining term to maturity.

                                                                                               Total at             Fair Value
                                                                                              January 31,           January 31,
In thousands                2001       2002       2003      2004        2005      Thereafter      2001            2001       2000
---------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE RISK

LIABILITIES
Long-term debt - Fixed    $12,586    $131,150    $1,157    $1,224     $400,208     $565,971    $1,112,296     $1,031,282   $715,498
    Average interest
      rate                   8.5%        6.9%      7.0%      7.1%         8.4%         6.4%          7.2%

Certain other information required under this item is included in the following sections of the Company's 2000 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

       Note 1 in Notes to Consolidated Financial Statements
       Note 7 in Notes to Consolidated Financial Statements
       Note 17 in Notes to Consolidated Financial Statements


Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

The information required under this item is included in the following sections of the Company's 2000 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

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


                                    12 of 22

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

The information required under this item with respect to the Company's Directors and compliance with Section 16(a) of the Exchange Act is included in the following sections of the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

       Election of Directors
       Compliance with Section 16 of the Exchange Act of 1934

The information required under this item with respect to the Company's Executive Officers is incorporated by reference from Part I, Item 1 of this report under "Executive Officers of the Registrant."


Item 11. Executive Compensation.
--------------------------------

The information required under this item is included in the following Sections of the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

       Compensation of Executive Officers in the Year Ended
          January 31, 2001
       Compensation and Stock Option Committee Report on the 2000 Fiscal
          Year Executive Compensation
       Stock Price Performance
       Compensation of Directors
       Compensation Committee Interlocks and Insider Participation


Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The information required under this item is included in the following section of the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, which section is incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

       Security Ownership of Certain Beneficial Owners and Management


Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

The information required under this item is included in the following sections of the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

       Election of Directors
       Compensation Committee Interlocks and Insider Participation Certain Relationships and Related Transactions


                                    13 of 22

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

(a)2.  Financial Statement Schedules
       -----------------------------

                                                                     Page
                                                                     ----
       Independent Auditors' Consent and Report on Schedule           21
       Schedule II - Valuation and Qualifying Accounts                22

       Other schedules for which provision is made in Regulation S-X are not required, are inapplicable, or the information is included in the Company's 2000 Annual Report to Shareholders as incorporated by reference herein from Exhibit 13.1 of this report.


(a)3. Exhibits
      --------

     (3.1) Articles of Incorporation of the Registrant, as amended and restated, are hereby incorporated by reference from the Registrant's Form 10-Q for the quarter ended April 30, 1999, Exhibit 3.1.

     (3.2) By-laws of the Registrant, as amended and restated on August 31, 2000, are filed herein as an exhibit.

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


                                    14 of 22

      --------------------

    (10.1) Merchant Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank is hereby incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1991, Exhibit 10.1.

    (10.2) The Nordstrom Supplemental Retirement Plan is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1993, Exhibit 10.3.

    (10.3) The 1993 Non-Employee Director Stock Incentive Plan is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 1994, Exhibit 10.4.

    (10.4) Investment Agreement dated October 8, 1984 between the Registrant and Nordstrom Credit, Inc. is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10, Exhibit 10.1.

    (10.5) Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, is hereby incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.1.

    (10.6) Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank, Nordstrom Credit, Inc. and Norwest Bank Colorado, N.A., as trustee, is hereby incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.2.

    (10.7) First amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank, Nordstrom Credit, Inc. and Norwest Bank Colorado, N.A., as trustee, dated December 10, 1997 is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 1998, Exhibit 10.13.

    (10.8) Second Amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996, between Nordstrom Credit, Inc., Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, dated February 25, 1999, is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-Q for the quarter ended April 30, 1999, Exhibit 10.1.

    (10.9) Transfer and Administration Agreement dated August 14, 1996 between Nordstrom National Credit Bank, Enterprise Funding Corporation and Nationsbank, N.A. is hereby incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.3.


                                    15 of 22

      --------------------

   (10.10) First Amendment to the Transfer and Administration Agreement dated August 19, 1997 between Enterprise Funding Corporation, Nordstrom National Credit Bank, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A. is hereby incorporated by reference from the Registrant's Form 10-Q for the quarter ended April 30, 1999, Exhibit 10.1.

   (10.11) Second Amendment to the Transfer and Administration Agreement dated July 23, 1998 between Enterprise Funding Corporation, Nordstrom National Credit Bank, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A. is hereby incorporated by reference from the Registrant's Form 10-Q for the quarter ended April 30, 1999, Exhibit 10.2.

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

   (10.14) The Nordstrom, Inc. Profit Sharing and Employee Deferral Retirement Plan is hereby incorporated by reference from the Registrant's Report on Form S-8, Registration No. 333-79791 filed on June 2, 1999.

   (10.15) Amended and Restated Revolving Credit Facility between Registrant and a group of commercial banks, dated October 15, 1999 is hereby incorporated by reference from the Registrant's Form 10-Q for the quarter ended October 31, 1999, Exhibit 10.1.

   (10.16) Commercial Paper Dealer Agreement dated October 2, 1997 between Registrant and Bancamerica Securities, Inc. is hereby incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.1.

   (10.17) Commercial Paper Agreement dated October 2, 1997 between Registrant and Credit Suisse First Boston Corporation is hereby incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.2.

   (10.18) Issuing and Paying Agency Agreement dated October 2, 1997 between Registrant and First Trust of New York, N.A. is hereby incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.3.

   (10.19) Joint Venture Agreement between Nordstrom, Inc. and Nordstorm.com, Inc. dated as of August 24, 1999 is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 2000,
            Exhibit 10.21.


                                    16 of 22

      --------------------

   (10.20) Credit Agreement dated as of February 29, 2000, between 1700 Seventh L.P., several lenders from time to time party thereto, with Bank of America, N.A. as Administrative Agent and as Project Administrative Agent, is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 2000, Exhibit 10.22.

   (10.21) Guaranty Agreement dated as of February 29, 2000, between Registrant, Bank of America, N.A., and the Lenders party to the Credit Agreement(described in 10.22 above), is hereby incorporated by reference from the Registrant's Form 10-K for the year ended January 31, 2000, Exhibit 10.23.

   (10.22) Third Amendment to the Transfer and Administration Agreement dated August 11, 1999 between Enterprise Funding Corporation, Nordstrom National Credit Bank, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A. is hereby incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, Exhibit 10.1.

   (10.23) Fourth Amendment to the Transfer and Administration Agreement dated March 1, 2000 between Enterprise Funding Corporation, Nordstrom fsb, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A. is hereby incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, Exhibit 10.2.

   (10.24) Fifth Amendment to the Transfer and Administration Agreement dated July 20, 2000 between Enterprise Funding Corporation, Nordstrom fsb, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A. is hereby incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, Exhibit 10.3.

   (10.25) First Amendment to the Master Pooling and Servicing Agreement dated March 1, 2000, between Nordstrom fsb and Wells Fargo Bank West, N.A., as trustee, is hereby incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, Exhibit 10.4.

   (10.26) Share Purchase and Contribution Agreement dated as of September 27, 2000 by and among Nordstrom, Inc., Nordstrom European Capital Group, and the Selling Shareholders of Faconnable, S.A., is hereby incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-3, Registration No. 333-50028 filed on November 15, 2000.

   (10.27) Amendment to the Share Purchase and Contribution Agreement dated as of October 20, 2000 by and among Nordstrom, Inc., Nordstrom European Capital Group, and the Selling Shareholders of Faconnable, S.A., is hereby incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-3, Registration No. 333-50028 filed on November 15, 2000.

   (10.28) The Put Agreement dated November 1, 1999 between Nordstrom, Inc. and the holders of the Series C Preferred Stock of Nordstrom.com, Inc. is hereby incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, Exhibit 10.3.

   (13.1) The Company's 2000 Annual Report to Shareholders is filed herein as an Exhibit.


                                    17 of 22

      --------------------

   (21.1)   List of the Registrant's Subsidiaries is filed herein as an Exhibit.

   (23.1) Independent Auditors' Consent and Report on Schedule is on page 21 of this report.



      All other exhibits are omitted because they are not applicable, not required, or because the required information is included in the Company's 2000 Annual Report to Shareholders.


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


                                    18 of 22

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


Date:  April 11, 2001
       --------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Principal Financial and                    Principal Executive Officer:
Accounting Officer:


     /s/           Michael G. Koppel       /s/            Bruce A. Nordstrom
     -------------------------------       ---------------------------------
                   Michael G. Koppel                      Bruce A. Nordstrom
                     Vice President,                   Chairman of the Board
                Corporate Controller               of Directors and Director
                    and Acting Chief
                   Financial Officer

Directors:

     /s/          D. Wayne Gittinger      /s/              John N. Nordstrom
     -------------------------------      ----------------------------------
                  D. Wayne Gittinger                       John N. Nordstrom
                            Director                                Director

     /s/      Enrique Hernandez, Jr.      /s/         Alfred E. Osborne, Jr.
     -------------------------------      ----------------------------------
              Enrique Hernandez, Jr.                  Alfred E. Osborne, Jr.
                            Director                                Director


                                    19 of 22

     /s/    Ann McLaughlin Korologos      /s/         William D. Ruckelshaus
     -------------------------------      ----------------------------------
            Ann McLaughlin Korologos                  William D. Ruckelshaus
                            Director                                Director

     /s/            John A. McMillan      /s/              Bruce G. Willison
     -------------------------------      ----------------------------------
                    John A. McMillan                       Bruce G. Willison
                            Director                                Director






Date:  April 11, 2001
       --------------


                                    20 of 22

                                                                    Exhibit 23.1

              INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULE



Shareholders and Board of Directors
Nordstrom, Inc.

We consent to the incorporation by reference in Registration Statement Nos. 33-18321, 333-63403, 333-40064, 333-40066 and 333-79791 on Form S-8 and in
Registration Statement Nos. 333-69281 and 333-50028 on Form S-3 of Nordstrom, Inc. of our reports dated March 21, 2001 appearing in and incorporated by reference in this Annual Report on Form 10-K of Nordstrom, Inc. and subsidiaries for the year ended January 31, 2001.

We have audited the consolidated financial statements of Nordstrom, Inc. and subsidiaries as of January 31, 2001 and 2000, and for each of the three years in the period ended January 31, 2001, and have issued our report thereon dated March 21, 2001; such financial statements and report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Nordstrom, Inc. and subsidiaries, listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/Deloitte & Touche LLP
Seattle, Washington
April 11, 2001




                                    21 of 22

                        NORDSTROM, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             (Dollars in thousands)

       Column A             Column B     Column C      Column D    Column E
      ----------            ---------   ----------   ----------   ---------

                                        Additions    Deductions
                                        ----------   ----------
                                                      Account
                            Balance at   Charged to   write-offs    Balance
                            beginning    costs and      net of     at end of
Description                 of period    expenses     recoveries    period
-----------                 ----------   ----------   ----------   ---------
Allowance for doubtful accounts:

Year ended:

  January 31, 1999            $30,384      $23,827     $29,668      $24,543

  January 31, 2000            $24,543      $11,707     $20,412      $15,838

  January 31, 2001            $15,838      $20,369     $19,676      $16,531


                                    22 of 22

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

 3.2  By-laws, as amended and                    Filed herewith electronically
        restated on August 31, 2000

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

10.1  Merchant Agreement dated August 30,        Incorporated by reference from the
        1991 between Registrant and                Registrant's Quarterly Report on Form
        Nordstrom National Credit Bank             10-Q for the quarter ended
                                                   July 31, 1991, Exhibit 10.1.

10.2  Nordstrom Supplemental Retirement Plan     Incorporated by reference from the
                                                   Registrant's Form 10-K for
                                                   the year ended January 31,
                                                   1993, Exhibit 10.3.

10.3  1993 Non-Employee Director Stock           Incorporated by reference from the
        Incentive Plan                             Registrant's Form 10-K for the year ended
                                                   January 31, 1994, Exhibit 10.4.

10.4  Investment Agreement dated October 8,      Incorporated by reference
        1984 between the Registrant and            from the Nordstrom Credit,
        Nordstrom Credit, Inc.                     Inc. Form 10, Exhibit 10.1.

10.5  Master Pooling and Servicing               Incorporated by reference from the
        Agreement dated August 14, 1996            Registrant's Quarterly Report on
        between Nordstrom National Credit          Form 10-Q for the quarter ended
        Bank and Norwest Bank Colorado,            October 31, 1996, Exhibit 10.1.
        N.A., as trustee

10.6  Series 1996-A Supplement to Master         Incorporated by reference
        Pooling and Servicing Agreement            from the Registrant's
        dated August 14, 1996 between              Quarterly Report on Form
        Nordstrom National Credit Bank,            10-Q for the quarter ended
        Nordstrom Credit, Inc. and Norwest         October 31, 1996, Exhibit
        Bank Colorado, N.A., as trustee            10.2.

10.7  First amendment to the Series 1996-A       Incorporated by reference
        Supplement to Master Pooling and           from the Nordstrom Credit, Inc.
        Servicing Agreement dated August           Form 10-K for the year ended
        14, 1996 between Nordstrom National        January 31, 1998, Exhibit
        Credit Bank, Nordstrom Credit, Inc.        10.13.
        and Norwest Bank Colorado, N.A., as
        trustee, dated December 10, 1997

10.8  Second Amendment to the Series 1996-A      Incorporated by reference
        Supplement to Master Pooling and           from the Nordstrom Credit,
        Servicing Agreement dated August           Inc. Form 10-Q for the quarter
        14, 1996, between Nordstrom Credit,        ended April 30, 1999, Exhibit 10.1.
        Inc., Nordstrom National Credit Bank
        and Norwest Bank Colorado, N.A., as
        trustee, dated February 25, 1999

10.9  Transfer and Administration Agreement      Incorporated by reference from the
        dated August 14, 1996 between              Registrant's Quarterly Report on
        Nordstrom National Credit Bank,            Form 10-Q for the quarter ended
        Enterprise Funding Corporation and         October 31, 1996, Exhibit 10.3.
        Nationsbank, N.A.

10.10 First Amendment to the Transfer and        Incorporated by reference from the
        Administration Agreement dated             Registrant's Form 10-Q for the
        August 19, 1997 between Enterprise         quarter ended April 30, 1999,
        Funding Corporation, Nordstrom             Exhibit 10.1.
        National Credit Bank, The Financial
        Institutions From Time to Time
        Parties Thereto, and Nationsbank, N.A.

10.11 Second Amendment to the Transfer and       Incorporated by reference from the
        Administration Agreement dated July        Registrant's Form 10-Q for the
        23, 1998 between Enterprise Funding        quarter ended April 30, 1999,
        Corporation, Nordstrom National            Exhibit 10.2.
        Credit Bank, The Financial
        Institutions From Time to Time
        Parties Thereto, and Nationsbank, N.A.

10.12 Receivables Purchase Agreement             Incorporated by reference
        dated August 14, 1996 between              from the Registrant's Form
        Registrant and Nordstrom Credit,           10-K for the year ended
        Inc.                                       January 31, 1997, Exhibit 10.12.

10.13 1997 Nordstrom Stock Option Plan           Incorporated by reference from the
                                                   Registrant's Form 10-Q for the quarter
                                                   Ended April 30, 1999, Exhibit 10.4.

10.14 The Nordstrom, Inc. Profit Sharing         Incorporated by reference from the
        and Employee Deferral Retirement           Registrant's Report on Form S-8,
        Plan                                       Registration No. 333-79791 filed
                                                   on June 2, 1999.

10.15 Amended and Restated Revolving             Incorporated by reference from the
        Credit Facility between Registrant         Registrant's Form 10-Q for the
        and a group of commercial banks,           quarter ended October 31, 1999,
        dated October 15, 1999                     Exhibit 10.1.

10.16 Commercial Paper Dealer Agreement          Incorporated by reference from the
        dated October 2, 1997 between              Registrant's Quarterly Report on
        Registrant and Bancamerica                 Form 10-Q for the quarter ended
        Securities, Inc.                           October 31, 1997, Exhibit 10.1.

10.17 Commercial Paper Agreement dated           Incorporated by reference from the
        October 2, 1997 between Registrant         Registrant's Quarterly Report on
        and Credit Suisse First Boston             Form 10-Q for the quarter ended
        Corporation                                October 31, 1997, Exhibit 10.2.

10.18 Issuing and Paying Agency Agreement        Incorporated by reference from the
        dated October 2, 1997 between              Registrant's Quarterly Report on
        Registrant and First Trust of New          Form 10-Q for the quarter ended
        York, N.A.                                 October 31, 1997, Exhibit 10.3.

10.19 Joint Venture Agreement between            Incorporated by reference from the
        Nordstrom, Inc. and Nordstorm.com,         Registrant's Form 10-K for the
        Inc. dated as of August 24, 1999           year ended January 31, 2000,
                                                   Exhibit 10.21.

10.20 Credit Agreement dated as of               Incorporated by reference from the
        February 29, 2000, between 1700            Registrant's Form 10-K for the
        Seventh L.P., several lenders from         year ended January 31, 2000,
        time to time party thereto, with Bank      Exhibit 10.22.
        of America, N.A. as Administrative Agent
        and as Project Administrative Agent

10.21 Guaranty Agreement dated as of             Incorporated by reference from the
        February 29, 2000, between Registrant,     Registrant's Form 10-K for the
        Bank of America, N.A., and the Lenders     year ended January 31, 2000,
        party to the Credit Agreement(described    Exhibit 10.23.
        in 10.20 above),

10.22 Third Amendment to the Transfer            Incorporated by reference from the
         and Administration Agreement dated        Registrant's Form 10-Q for the
         August 11, 1999 between Enterprise        quarter ended July 31, 2000,
         Funding Corporation, Nordstrom National   Exhibit 10.1.
         Credit Bank, The Financial Institutions
         From Time to Time Parties Thereto, and
         Nationsbank, N.A.

10.23 Fourth Amendment to the Transfer and       Incorporated by reference from the
        Administration Agreement dated             Registrant's Form 10-Q for the
        March 1, 2000 between Enterprise           quarter ended July 31, 2000,
        Funding Corporation, Nordstrom fsb,        Exhibit 10.2.
        The Financial Institutions From Time
        to Time Parties Thereto, and Nationsbank, N.A.

10.24 Fifth Amendment to the Transfer and        Incorporated by reference from the
        Administration Agreement dated             Registrant's Form 10-Q for the
        July 20, 2000 between Enterprise           quarter ended July 31, 2000,
        Funding Corporation, Nordstrom fsb,        Exhibit 10.3.
        The Financial Institutions From Time
        to Time Parties Thereto, and Nationsbank, N.A.

10.25 First Amendment to the Master Pooling      Incorporated by reference from the
        and Servicing Agreement dated              Registrant's Form 10-Q for the
        March 1, 2000, between Nordstrom fsb       quarter ended July 31, 2000,
        and Wells Fargo Bank West, N.A.,           Exhibit 10.4.
        as trustee.

10.26 Share Purchase and Contribution            Incorporated by reference from the
        Agreement dated as of September            Registrant's Form S-3,
        27, 2000 by and among Nordstrom, Inc.,     Registration No. 333-50028
        Nordstrom European Capital Group,          filed on November 15, 2000,
        and the Selling Shareholders of            Exhibit 2.1.
        Faconnable, S.A.

10.27 Amendment to the Share Purchase and        Incorporated by reference from the
        Contribution Agreement dated as of         Registrant's Form S-3,
        October 20, 2000 by and among              Registration No. 333-50028
        Nordstrom, Inc., Nordstrom European        filed on November 15, 2000,
        Capital Group, and the Selling             Exhibit 2.2
        Shareholders of Faconnable, S.A.

10.28 The Put Agreement dated November           Incorporated by reference from the
        1, 1999 between Nordstrom, Inc.            Registrant's Form 10-Q for the
        and the holders of the Series C            quarter ended October 31, 2000,
        Preferred Stock of Nordstrom.com, Inc.     Exhibit 10.3.



13.1  2000 Annual Report to Shareholders         Filed herewith electronically

21.1  Subsidiaries of the Registrant             Filed herewith electronically

23.1  Independent Auditors' Consent
        and Report on Schedule                   Filed as page 21 of this report