Form 10-Q
period 2001-04-30
NORDSTROM INC
filed 2001-06-12
CIK 72333

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

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


                          YES   X       NO
                              _____        _____

Common stock outstanding as of May 31, 2001: 134,013,239 shares of common stock.









                                 1 of 18

                     NORDSTROM, INC. AND SUBSIDIARIES
                     --------------------------------
                                 INDEX
                                 -----

                                                                  Page
                                                                  Number
PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements (unaudited)

        Consolidated Statements of Earnings
           Three months ended April 30, 2001
     and 2000			                                 3

        Consolidated Balance Sheets
           April 30, 2001 and 2000 and
           January 31, 2001                                          4

        Consolidated Statements of
           Shareholders' Equity
             Three months ended April 30,
             2001 and 2000                                           5

        Consolidated Statements of Cash Flows
           Three months ended April 30, 2001
           and 2000                                                  6

        Notes to Consolidated Financial Statements                   7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    13

    Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                            16

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                      17

    Item 6.  Exhibits and Reports on Form 8-K                       17













                                 2 of 18

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
             (dollars in thousands except per share amounts)
                              (unaudited)


    Three Months
                                 			         Ended April 30,
                              				----------------------
                                  				   2001        2000
                              				----------  ----------
Net sales                     				$1,218,040  $1,153,377
Cost of sales and related
  buying and occupancy          				  (798,430)   (745,655)
                              				----------  ----------
Gross profit                     				   419,610	   407,722
Selling, general and
  administrative expenses       				  (396,706)   (371,899)
                              				----------  ----------
Operating income           					    22,904	    35,823
Interest expense, net            				   (19,504)    (13,296)
Service charge income
  and other, net                  				    37,155      31,162
                              				----------  ----------
Earnings before income taxes					    40,555	    53,689
Income tax expense       				         (15,800)    (20,900)
                              				----------  ----------
Net earnings           				            $   24,755	$   32,789
                              				==========  ==========

Basic earnings per share           				$      .18	$      .25
                              				==========  ==========

Diluted earnings per share                       	$      .18	$      .25
                              				==========  ==========
Cash dividends paid per share
  of common stock outstanding 				$      .09	$      .08
                              				==========  ==========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.











                                 3 of 18

                     NORDSTROM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)
                               (unaudited)

                                      April 30,   January 31,   April 30,
                                        2001         2001         2000
                                     ----------   ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents          $   18,092	  $   25,259   $   24,461
  Short-term investment                       -		     -       11,567
  Accounts receivable, net              689,233	     721,953      587,341
  Merchandise inventories             1,052,274	     945,687      922,727
  Prepaid income taxes and other        134,930	     120,083      110,141
                                     ----------   ----------   ----------
  Total current assets                1,894,529	   1,812,982    1,656,237
Land, buildings and equipment, net    1,617,244	   1,599,938    1,447,938
Available-for-sale investment                 -            -       15,973
Goodwill					     39,465		39,495            -
Trademarks and other
   intangible assets   	                103,213	     103,978            -
Other assets                             54,485	      52,110       37,377
                                     ----------   ----------   ----------
TOTAL ASSETS                         $3,708,936  $3,608,503   $3,157,525
                                     ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                      $  141,293	  $   83,060   $  219,260
  Accounts payable                      538,012	     466,476      449,970
  Accrued salaries, wages
    and related benefits                191,764	     234,833      150,445
  Income taxes and other accruals       127,483      153,613	130,918
  Current portion of long-term debt      89,336		12,586       16,191
                                     ----------   ----------   ----------
  Total current liabilities           1,087,888      950,568      966,784
Long-term debt                        1,032,890	   1,099,710      757,886
Deferred lease credits                  289,611	     275,252      215,547
Other liabilities                        53,462	      53,405       57,965
Shareholders' Equity:
  Common stock, no par:
    250,000,000 shares authorized;
    134,013,395, 133,797,757 and
    130,907,175 shares issued
    and outstanding                     334,176      330,394      250,668
  Unearned stock compensation            (3,543)      (3,740)      (8,128)
  Retained earnings                     911,491	     900,090      920,046
  Accumulated other comprehensive
    earnings (loss)                       2,961        2,824       (3,243)
                                     ----------   ----------   ----------
  Total shareholders' equity          1,245,085	   1,229,568    1,159,343
                                     ----------   ----------   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY               $3,708,936	  $3,608,503   $3,157,525
                                     ==========   ==========   ==========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.

                                 4 of 18

                              NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               (dollars in thousands)
                                    (unaudited)


	Accumulated Other
	Common Stock	Unearned	Retained	Comprehensive
	Shares	Amount	Compensation	Earnings	Income	Total
	--------	-----------	-----------------	-------	------------------	--------
Balance at
  February 1, 2001	133,797,757	$330,394	$(3,740)	$900,090	$2,824	$1,229,568

Net earnings	-	-	-	24,755	-	24,755
Other comprehensive earnings:
  Foreign currency translation
    adjustment	-	-	-	-	137	137
	------
Comprehensive net earnings	-	-	-	-	-	24,892
Cash dividends
  ($.09 per share)	-	-	-	(12,042)	-	(12,042)
Issuance of common stock for:
  Stock option plans	2,000	28	-	-	-	28
  Employee stock purchase
     plan	279,477	3,534	-	-	-	3,534
  Stock-based compensation	10,161	220	197	-	-	417
Purchase and retirement of
  common stock	(76,000)	-	-	(1,312)	-	(1,312)
	-----------	---------	----------	------------	------------	-------------
Balance at
    April 30, 2001	134,013,395	$334,176	$(3,543)	$911,491	$2,961	$1,245,085
	===========	==========	==========	============	============	=============

Balance at
  February 1, 2000	132,279,988	$247,559	$(8,593)	$929,616	$17,032	$1,185,614

Net earnings	-	-	-	32,789	-	32,789
Unrealized loss on
  investment during period,
  net of tax	-	-	-	-	(20,275)	(20,275)
	------
Comprehensive net earnings	-	-	-	-	-	12,514
Cash dividends
  ($.08 per share)	-	-	-	(10,568)	-	(10,568)
Issuance of common stock for:
  Stock option plans	128,487	3,109	-	-	-	3,109
  Stock-based compensation	-	-	465	-	-	465
Purchase and retirement of
  common stock	(1,501,300)	-	-	(31,791)	-	(31,791)
	-----------	----------	----------	------------	------------	-------------
Balance at
    April 30, 2000	130,907,175	$250,668	$(8,128)	$920,046	$(3,243)	$1,159,343
	===========	==========	==========	===========	============	==============

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.




                                 5 of 18

       		NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)
                               (unaudited)

                                                                  Three Months
                                                                 Ended April 30,
                                                             ---------------------
	2001	2000
	--------	--------
OPERATING ACTIVITIES:
	Net earnings	$24,755	$32,789
	Adjustments to reconcile net earnings to net
	cash provided by (used for) operating activities:
		Depreciation and amortization	50,937	47,625
		Amortization of goodwill	404	-
		Amortization of trademark and other intangible assets	765	-
		Amortization of deferred lease credits and other, net	(348)	(2,162)
		Stock-based compensation expense	1,628	2,347
		Change in:
			Accounts receivable, net	32,011	29,648
			Merchandise inventories	(107,218)	(124,882)
			Prepaid income taxes and other	305	(7,452)
			Accounts payable	73,722	59,282
			Accrued salaries, wages and related benefits	(44,143)	(62,745)
			Income taxes and other accruals	(26,090)	(7,660)
			Other liabilities	374 	502
				--------	--------
Net cash provided by (used for) operating activities	7,102	(32,708)
				--------	--------
INVESTING ACTIVITIES:
	Capital expenditures	(73,041)	(66,071)
	Additions to deferred lease credits	17,951	22,904
	Other, net	(4,964)	(4,855)
				--------	--------
Net cash used for investing activities	(60,054)	(48,022)
				--------	--------
FINANCING ACTIVITIES:
	Increase in notes payable	58,233	148,326
	Proceeds from long-term borrowings	-	11,176
	Principal payments on long-term debt	(2,656)	(42,103)
	Proceeds from issuance of common stock	3,562	3,109
	Cash dividends paid	(12,042)	(10,568)
	Purchase and retirement of common stock	(1,312)	(31,791)
				--------	--------
Net cash provided by financing activities	45,785	78,149
				--------	--------
Net decrease in cash and cash equivalents	(7,167)	(2,581)
Cash and cash equivalents at beginning of period	25,259	27,042
				--------	--------
Cash and cash equivalents at end of period	$18,092	$24,461
				========	========


These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.




                                 6 of 18

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
---------------------
The consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the "Company") as of April 30, 2001 and 2000, and the related consolidated statements of earnings, cash flows and shareholders' equity for the periods then ended, have been prepared from the accounts without audit.

The consolidated financial information applicable to interim periods is not necessarily indicative of the results for the fiscal year.

The financial information should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Nordstrom, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 2001.

In the opinion of management, the consolidated financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom, Inc. and subsidiaries as of April 30, 2001 and 2000, and the results of their operations and cash flows for the periods then ended, in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis.

The consolidated financial statements include the operating results of Faconnable, S.A. ("Faconnable") from the date of acquisition (Note 2).

Certain reclassifications of prior year balances have been made for consistent presentation with the current year.

Recent Accounting Pronouncements
--------------------------------
Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting
For Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138, requires the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of this standard in the fiscal year beginning February 1, 2001, did not have a material impact on the Company's consolidated financial statements.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"), a replacement of SFAS No. 125 with the same title. It revises the standards for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures, but otherwise retains most of SFAS No. 125's provisions. SFAS No. 140 is effective for transfers after March 31, 2001. Adoption of the accounting provisions of this standard did not have a material impact on the Company's consolidated financial statements.




                                 7 of 18

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)

Note 1 - Summary of Significant Accounting Policies (cont.)

The Emerging Issues Task Force has reached a consensus on Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," which provides guidance on how a transferor that retains an interest in securitized financial assets, or an enterprise that purchases a beneficial interest in securitized financial assets, should account for related interest income and impairment. Adoption of this accounting issue for the quarter ending July 31, 2001, is not expected to have a material impact on the Company's consolidated financial statements.

Note 2 - Acquisition

On October 24, 2000, the Company acquired 100% of Faconnable, of Nice, France, a designer, wholesaler and retailer of high quality men's and women's apparel and accessories. The Company paid $87,685 in cash and issued 5,074,000 shares of common stock of the Company, for a total consideration, including expenses, of $169,754. The acquisition is being accounted for under the purchase method of accounting, and, accordingly, Faconnable's results of operations have been included in the Company's results of operations since October 24, 2000. The purchase price has been allocated to Faconnable's assets and liabilities based on their estimated fair values as of the date of acquisition. Goodwill and other identifiable intangible assets related to this acquisition are being amortized over their estimated useful lives on a straight-line basis over 10 years to 35 years.

The purchase also provides for contingent payments to the principals that may be paid in fiscal 2006 based on the performance of the subsidiary and the continued active involvement of the principals in Faconnable. The contingent payments will be recorded as compensation expense if and when it becomes probable that the performance targets will be met.

The following unaudited pro forma information presents the results of the Company's operations assuming the Faconnable acquisition occurred at the beginning of the period presented:

                                           Three Months
                                          Ended April 30,
                                          ---------------
                                               2000
                                            ----------
Net sales                         	          $1,169,883
Net earnings                      	          $   32,712
Basic and diluted earnings per share	        $     0.24

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of the period presented, nor is it necessarily indicative of future operating results.

                                 8 of 18

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)

Note 2 - Acquisition (cont.)

A summary of the Faconnable acquisition is as follows:

Fair value of identifiable assets acquired       $   48,677
Intangible assets recorded                          145,098
Liabilities assumed                                 (24,021)
                                                 ==========
Total purchase price                             $  169,754
                                                 ==========

Note 3 - Earnings Per Share

In accordance with SFAS No. 128, "Earnings per Share," basic earnings per share is computed on the basis of the weighted average number of common shares outstanding during the year.

Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding during the year plus dilutive common stock equivalents (primarily stock options and restricted stock).

Options with an exercise price greater than the average market price for the periods indicated were not included in the computation of diluted earnings per share. These options totaled 9,600,203 and 5,005,671, respectively as of April 30, 2001 and 2000.

                     		       Three Months
                     		      Ended April 30,
                     		  ------------------------
                     		      2001         2000
                     		  -----------  -----------
Net earnings			      $24,755      $32,789
Basic shares         		  133,855,973  131,164,628
Basic earnings per share		  $0.18        $0.25
Dilutive effect of
   stock options and
   restricted stock  		       65,625      462,564
Diluted shares       		  133,921,598  131,627,192
Diluted earnings per share	        $0.18        $0.25

Note 4 - Investment

In September 1998, the Company made an investment in Streamline.com, Inc. ("Streamline"), an Internet grocery and consumer goods delivery company. Streamline ceased its operations effective November 22, 2000, due to failure to obtain additional capital to fund its operations. During 2000, the Company wrote off its entire investment in Streamline, for a total pre-tax loss on the investment of $32,857.

                                 9 of 18

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)

Note 5 - Debt

The Company owns a 49% interest in a limited partnership that is constructing a new corporate office building in which the Company will be the primary occupant. In accordance with Emerging Issues Task Force Issue No. 97-10 "The Effect of Lessee Involvement in Asset Construction," ("EITF Issue No. 97-10") the Company is considered to be the owner of the property. Construction in progress includes capitalized costs related to this building of $70,165, which includes noncash amounts of $55,174 as of April 30, 2001. The corresponding finance obligation of $66,351 as of April 30, 2001 is included in other long-term debt. This finance obligation will be amortized as rental payments are made by the Company to the limited partnership over the life of permanent financing, expected to be 20-25 years. The amortization will begin once construction is complete, estimated to be July 2001. The Company is a guarantor of a $93,000 credit facility of the limited partnership. The credit facility provides for interest at either the LIBOR rate plus 0.75%, or the greater of the Federal Funds rate plus 0.5% and the prime rate, and matures in August 2002 (5.42% at April 30, 2001).

Under EITF Issue No. 97-10, the Company capitalizes certain property, plant and equipment during the construction period of commercial buildings. Effectively, a sale and leaseback of the asset occurs when construction of the asset is complete and the lease term begins. During the first quarter of 2001, the noncash activity related to the derecognition of a new store that qualified as a sale and leaseback was $17,614.

Note 6 - Segment Reporting

The following tables set forth information for the Company's reportable segments and a reconciliation to the consolidated totals:

Three months ended             Retail    Credit     Catalog/   Corporate
April 30, 2001                 Stores  Operations   Internet   and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales and revenues to
  external customers       $1,148,337           -   $69,703            -              -  $1,218,040
Service charge income               -     $36,173         -            -              -      36,173
Intersegment revenues           3,496       5,566         -            -       $ (9,062)          -
Net earnings                   54,209       5,546    (4,247)    $(30,753)             -      24,755


Three months ended             Retail    Credit     Catalog/   Corporate
April 30, 2000                 Stores  Operations   Internet   and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales and revenues to
  external customers       $1,084,939           -   $68,438            -              -  $1,153,377
Service charge income               -     $30,952          -           -              -      30,952
Intersegment revenues           6,320       5,232          -           -       $(11,552)          -
Net earnings                   56,719       3,517    (4,841)    $(22,606)             -      32,789





                                10 of 18

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)

Note 7 - Contingent Liabilities

The Company has been named in various lawsuits and intends to vigorously defend itself in those cases. The Company is not in a position at this time to quantify the amount or range of any possible losses related to those claims. While no assurance can be given as to the ultimate outcome of these lawsuits, based on preliminary investigations, management currently believes that resolving these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Cosmetics
---------
The Company was originally named as a defendant along with other department store specialty retailers in nine separate but virtually identical class action lawsuits filed in various Superior Courts of the State of California in May, June and July 1998 that have now been consolidated in Marin County state court. Plaintiffs' consolidated complaint alleged that the Company and other retailers agreed to charge identical prices for cosmetics and fragrances, not to discount such prices, and to urge manufacturers to refuse to sell to retailers who sell cosmetics and fragrances at discount prices, resulting in artificially-inflated retail prices paid by the class in violation of California state law. Defendants, including the Company, answered the consolidated complaint denying the allegations. The Company and the other retail defendants have produced documents and responded to plaintiffs' other discovery requests, including providing witnesses for depositions.

Last year, plaintiffs filed an amended complaint naming a number of manufacturers of cosmetics and fragrances and two other retailers as additional defendants. Plaintiffs' amended complaint alleges that the retail price of the "prestige" cosmetics sold in department and specialty stores was collusively controlled by the retailer and manufacturer defendants in violation of the Cartwright Act and the California Unfair Competition Act by various means, including restricting the sale of prestige cosmetics to department stores only; agreeing that all department and specialty stores will sell such cosmetics at the manufacturer's suggested retail price ("MSRP"); controlling the advertising of cosmetics and Gift-With-Purchase programs; and the manufacturer defendants guaranteeing the retailer defendants a gross margin equal to 40% of MSRP and buying back any unsold cosmetics to prevent discounting from MSRP.

Plaintiffs seek treble damages and restitution in an unspecified amount, attorneys' fees and prejudgment interest, on behalf of a class of all California residents who purchased cosmetics and fragrances for personal use from any of the defendants during the period four years prior to the filing of the amended complaint. Defendants, including the Company, have answered the amended complaint denying the allegations. Plaintiffs have submitted requests for production of documents to the manufacturer defendants, who are in the process of responding to these and plaintiffs' other discovery requests. Plaintiffs have not yet moved for class certification.




                                11 of 18

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)

Note 7 - Contingent Liabilities (cont.)

Credit Fees
-----------
The Company's subsidiary, Nordstrom fsb, has been named a defendant in a purported class action in the Federal District Court for the Eastern District of Pennsylvania. The case purports to be brought under the National Bank Act and the Arizona Consumer Loan Act of 1997. Plaintiff, a resident of Pennsylvania and a user of Nordstrom's credit through Nordstrom fsb, claims to represent all customers of Nordstrom who have been extended credit by Nordstrom fsb under revolving credit accounts for consumer purchases at Nordstrom stores. Plaintiff claims that Nordstrom fsb has been paid principal, interest and late fees in violation of said statutes on account of which plaintiff seeks recovery or forfeiture thereof. Counsel to Nordstrom fsb has advised the Company
that in their opinion, plaintiff's claim is meritless.   Nordstrom fsb
moved to dismiss the complaint which motion was granted by court order on May 15, 2001.

Bar Code
--------
The Company is named as one of 135 retailer defendants in a lawsuit filed in the United States District Court for the District of Arizona. Plaintiff claims that the Company and the other defendants have infringed certain patents held by it related to methods of scanning production markings (bar codes) placed on work pieces or merchandise. The complaint seeks from each defendant an award of damages for past infringement, to be trebled because of alleged willful and deliberate infringement. In February 2001, the Company was dismissed without prejudice pursuant to an agreement and stipulation intended to resolve a potential judicial conflict of interest. The agreement confirms that if the potential conflict is for any reason resolved, plaintiff can amend its complaint to add the Company as a defendant.

Smart Card Technology
---------------------
The Company is one of 21 defendants in a lawsuit filed in the United States District Court for the District of Georgia. DataScape, Inc., the plaintiff, claims that the Company and the other defendants have infringed certain patents held by it relating to smart card technology and the protocols applicable to purchases through the website of Nordstrom.com. The Complaint seeks from each defendant (and from American Express in a related case) an award of damages for past infringement to be trebled because of alleged willful and deliberate infringement, and an injunction to prevent future infringement. The Company believes it does not utilize the complained of smart card technology, and it intends to vigorously defend itself and to seek a dismissal of the complaint as to it, with terms. The parties have stipulated that responsive pleadings need not be filed until June 25, 2001.







                                12 of 18

   NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)

Note 7 - Contingent Liabilities (cont.)

Saipan
------
The Company has reached a settlement, which is of an immaterial amount, in its previously described lawsuits relating to its sourcing of clothing products from independent garment manufacturers in Saipan (Commonwealth of Northern Marina Islands). The settlement is subject to court approval. No hearing has been set to date.

Other
-----
The Company is also subject to other ordinary routine litigation incidental to its business and with respect to which no material liability is expected.

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, which include, but are not limited to, the following: the Company's ability to predict fashion trends and consumer apparel buying patterns, the Company's ability to maintain and control proper inventory levels, the Company's ability to control costs and expenses, trends in personal bankruptcies and bad debt write-offs, employee relations, adverse weather conditions and other hazards of nature such as earthquakes and floods, the Company's ability to continue its expansion plans, and the impact of ongoing competitive market factors. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nordstrom, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 2001.






  13 of 18

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Results of Operations:
----------------------
During the first quarter of 2001, sales increased 5.6% compared to the corresponding quarter in 2000, primarily due to the opening of seven full-line stores and 12 new Nordstrom Rack stores since February 1, 2000. Comparable store sales (sales in stores open at least one full fiscal year at the beginning of the fiscal year) decreased 3.7%. The impact of calendar adjustments over the quarter was negligible.

Gross profit (net sales less cost of sales and related buying and occupancy expenses) as a percentage of net sales decreased to 34.4% in the first quarter of 2001, as compared to 35.4% in the same period in 2000. The decrease was primarily due to higher markdowns and increased buying expenses related to Nordstrom Product Group operations.

For the first quarter of 2001, selling, general and administrative expenses as a percentage of net sales increased to 32.5%, compared to 32.3% for the first quarter of 2000. The increase was due to expenses related to new stores, the integration of Faconnable European operations and additional employee benefit costs, partially offset by lower sales promotion expenses.

Interest expense, net increased 46.7% to $19,504 compared to the corresponding quarter in 2000. The increase for the quarter was due to higher average borrowings to finance capital expenditures, the purchase of Faconnable and the repurchase of shares.

Service charge income and other, net of $37,155 increased 19.2% compared to the corresponding quarter in 2000. The increase for the quarter was due to higher service charge income associated with increases in credit sales and the number of credit accounts.

Net earnings for the quarter ended April 30, 2001 decreased 24.5% to $24,755 million from $32,789 in the same period in 2000, primarily due to lower gross profit and higher selling, general and administrative expenses. Diluted earnings per share were $0.18 cents for the first quarter ended April 30, 2001, compared to diluted earnings per share of $0.25 cents in the first quarter last year.

Liquidity and Capital Resources:
--------------------------------
The Company finances its working capital needs, capital expenditures, and share repurchase activity with cash provided by operations and borrowings.

The Company's cash and cash equivalents decreased $7.2 million during the quarter ended April 30, 2001, as cash used for investing activities was more than the cash provided by operating and financing activities. Net cash provided by operating activities increased $39.8 million compared to the quarter ended April 30, 2000, due to an increase in accounts payable, accrued salaries and merchandise inventories, partially offset by income taxes and other accruals. The increase in accounts payable is due to a change in





14 of 18

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

the Company's policy to pay its vendors based on receipt of goods rather than the invoice date.

For the quarter ended April 30, 2001, net cash used in investing activities increased approximately $12.0 million compared to the quarter ended April 30, 2000, primarily due to an increase in capital expenditures to fund new stores and remodels. During the first quarter of fiscal 2001, the Company opened one full-line store in Hurst, Texas, closed a store in Yakima, Washington, and relocated a store in San Jose, California. The Company also opened two Nordstrom Rack stores during the quarter, in Los Angeles, California and Broomfield, Colorado. Throughout the remainder of the year ending January 31, 2002, Nordstrom expects to open three full-line stores in Columbus, Ohio; Tampa, Florida; and Chandler, Arizona; and six Nordstrom Rack stores. For the year ending January 31, 2002, gross square footage is expected to increase approximately six percent. Total square footage of the Company's stores was 16,307,000 as of April 30, 2001, compared to 14,703,000 as of April 30, 2000.

Although the Company has made commitments for stores opening in 2002 and beyond, it is possible that in one or more instances store site negotiations may be terminated and the store may not be built or delays may occur. Furthermore, environmental and land use regulations and the difficulties encountered by shopping center developers in securing financing could make future development of stores more difficult, time-consuming and expensive.

For the quarter ended April 30, 2001, cash provided by financing activities decreased approximately $32.4 million compared to the quarter ended April 30, 2000, primarily due to reduced borrowings.

During the three months ended April 30, 2001, the Company repurchased 76,000 shares of its common stock for approximately $1.3 million under the stock purchase program. At April 30, 2001, the Company had remaining share repurchase authorization of approximately $82.4 million.

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

Recent Accounting Pronouncements
--------------------------------
Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting
For Derivative Instruments and Hedging Activities," as amended by SFAS No.
137 and No. 138, requires the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of this standard in the fiscal year beginning February 1, 2001, did not have a material impact on the Company's consolidated financial statements.




15 of 18

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"), a replacement of SFAS No. 125 with the same title. It revises the standards for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures, but otherwise retains most of SFAS No. 125's provisions. SFAS No. 140 is effective for transfers after March 31, 2001. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

The Emerging Issues Task Force has reached a consensus on EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," which provides guidance on how a transferor that retains an interest in securitized financial assets, or an enterprise that purchases a beneficial interest in securitized financial assets, should account for related interest income and impairment. Adoption of this accounting issue for the quarter ending July 31, 2001, is not expected to have a material impact on the Company's consolidated financial statements.

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

The majority of the Company's revenue, expense and capital expenditures are transacted in United States dollars. However, the Company periodically enters into foreign currency purchase orders for apparel and shoes denoted in Italian Lira. The Company uses forward contracts to hedge against fluctuations in foreign currency prices. The amounts of these contracts are immaterial. The use of derivatives is limited to only those financial instruments that have been authorized by the Company's Chief Financial Officer and approved by the Finance Committee.

In addition, the functional currency of Faconnable, of Nice, France, is the Euro. Assets and liabilities of Faconnable are translated into U.S. dollars at the exchange rate prevailing at the end of the period. Income and expenses are translated into U.S. dollars at the exchange rate prevailing on the respective dates of the transactions. The effects of changes in foreign exchange rates are included in other comprehensive earnings.

At April 30, 2001, the Company had outstanding borrowings of approximately $141 million under short-term notes payable, which bear interest from 4.85% to 5.50%, and mature from May 1, 2001 to May 25, 2001.








                                16 of 18

                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

The information required under this item is included in the following section of Part I, Item 1 of this report:

          Note 7 in Notes to Consolidated Financial Statements


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
     --------
None.


(b)  Reports on Form 8-K
     -------------------

No reports on Form 8-K were filed during the quarter for which this report is filed.

































                                17 of 18

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         NORDSTROM, INC.
                            (Registrant)


                        /s/            Michael G. Koppel
                    ----------------------------------------------------
                                       Michael G. Koppel
                    Executive Vice President and Chief Financial Officer
                        (Principal Accounting and Financial Officer)


Date:  June 12, 2001
       -------------


































                                18 of 18