Form 10-Q
period 2001-07-31
NORDSTROM INC
filed 2001-09-07
CIK 72333

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

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


                          YES   X       NO
                              _____        _____

Common stock outstanding as of August 31, 2001: 134,074,402 shares of common stock.









                                 1 of 18

                     NORDSTROM, INC. AND SUBSIDIARIES
                     --------------------------------
                                 INDEX
                                 -----

                                                                  Page
                                                                  Number
PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements (unaudited)

        Consolidated Statements of Earnings
           Three and Six months ended
           July 31, 2001 and 2000                                    3

        Consolidated Balance Sheets
           July 31, 2001 and 2000 and
           January 31, 2001                                          4

        Consolidated Statements of
           Shareholders' Equity
             Six months ended July 31,
             2001 and 2000                                           5

        Consolidated Statements of Cash Flows
           Six months ended July 31, 2001
           and 2000                                                  6

        Notes to Consolidated Financial Statements                   7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    13

    Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                            16

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                      16

    Item 4.  Submission of Matters to a Vote of
             Security Holders                                       17

    Item 6.  Exhibits and Reports on Form 8-K                       17











                                 2 of 18

                     NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS
             (dollars in thousands except per share amounts)
                              (unaudited)

                                    Three Months            Six Months
                                   Ended July 31,         Ended July 31,
                              ----------------------  ----------------------
                                  2001        2000        2001        2000
                              ----------  ----------  ----------  ----------
Net sales                     $1,545,759  $1,457,035  $2,763,799  $2,610,412
Cost of sales and related
  buying and occupancy        (1,040,908)   (954,313) (1,839,338) (1,699,968)
                              ----------  ----------  ----------  ----------
Gross profit                     504,851     502,722     924,461     910,444
Selling, general and
  administrative expenses       (457,441)   (436,418)   (854,147)   (808,317)
                              ----------  ----------  ----------  ----------
Operating income                  47,410      66,304      70,314     102,127
Interest expense, net            (19,279)    (14,296)    (38,783)    (27,592)
Write-down of investment               -     (10,540)          -     (10,540)
Service charge income
  and other, net                  35,368      33,033      72,523      64,195
                              ----------  ----------  ----------  ----------
Earnings before income taxes      63,499      74,501     104,054     128,190
Income tax expense               (24,800)    (29,100)    (40,600)    (50,000)
                              ----------  ----------  ----------  ----------
Net earnings                  $   38,699  $   45,401  $   63,454  $   78,190
                              ==========  ==========  ==========  ==========

Basic earnings per share      $      .29  $      .35  $      .47  $      .60
                              ==========  ==========  ==========  ==========

Diluted earnings per share    $      .29  $      .35  $      .47  $      .60
                              ==========  ==========  ==========  ==========
Cash dividends paid per share
  of common stock outstanding $      .09  $      .09  $      .18  $      .17
                              ==========  ==========  ==========  ==========

These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.












                                 3 of 18

                     NORDSTROM, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)
                               (unaudited)

                                              July 31,    January 31,   July 31,
                                                2001         2001         2000
                                             ----------   ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents                  $   36,829   $   25,259   $   22,693
  Short-term investment                               -            -        9,373
  Accounts receivable (net of allowance
    for doubtful accounts of $20,858,
    $16,531 and $15,364)                        749,957      721,953      651,525
  Merchandise inventories                     1,002,633      945,687      944,815
  Prepaid income taxes and other                122,225      120,083      109,262
                                             ----------   ----------   ----------
  Total current assets                        1,911,644    1,812,982    1,737,668
Land, buildings and equipment (net of
  accumulated depreciation of $1,619,418,
  $1,554,081 and $1,457,698)                  1,654,852    1,599,938    1,528,147
Available-for-sale investment                         -            -       12,944
Goodwill(net of accumulated amortization
  of $1,237 and $429)                            39,061       39,495            -
Trademarks and other intangible assets (net
  of accumulated amortization of $2,351
  and $822)                                     102,449      103,978            -
Other assets                                     84,145       52,110       37,616
                                             ----------   ----------   ----------
TOTAL ASSETS                                 $3,792,151   $3,608,503   $3,316,375
                                             ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                              $   38,202   $   83,060   $  213,020
  Accounts payable                              601,407      466,476      559,780
  Accrued salaries, wages
    and related benefits                        228,034      234,833      185,728
  Income taxes and other accruals               168,322      153,613      158,462
  Current portion of long-term debt              90,061       12,586          591
                                             ----------   ----------   ----------
  Total current liabilities                   1,126,026      950,568    1,117,581
Long-term debt                                1,041,459    1,099,710      772,567
Deferred lease credits                          299,014      275,252      216,749
Other liabilities                                55,236       53,405       55,547
Shareholders' Equity:
  Common stock, no par:
    250,000,000 shares authorized;
    134,031,133, 133,797,757 and
    129,145,901 shares issued
    and outstanding                             334,513      330,394      251,336
  Unearned stock compensation                    (3,345)      (3,740)      (7,662)
  Retained earnings                             938,130      900,090      910,257
  Accumulated other comprehensive
    earnings                                      1,118        2,824            -
                                             ----------   ----------   ----------
  Total shareholders' equity                  1,270,416    1,229,568    1,153,931
                                             ----------   ----------   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                       $3,792,151   $3,608,503   $3,316,375
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

                                 4 of 18

                              NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               (dollars in thousands)
                                    (unaudited)

                                                                         Accumulated Other
                                Common Stock        Unearned    Retained   Comprehensive
                              Shares     Amount   Compensation  Earnings     Earnings     Total
                            --------------------------------------------------------------------
Balance at
  February 1, 2001          133,797,757  $330,394   $(3,740)    $900,090      $2,824  $1,229,568

Net earnings                          -         -         -       63,454           -      63,454
Other comprehensive earnings:
  Foreign currency translation
    Adjustment                        -         -         -            -      (1,706)     (1,706)
                                                                                          ------
Comprehensive net earnings            -         -         -            -           -      61,748
Cash dividends
  ($.18 per share)                    -         -         -      (24,102)          -     (24,102)
Issuance of common stock for:
  Stock option plans             14,890       276         -            -           -         276
  Employee stock purchase
     Plan                       279,477     3,534         -            -           -       3,534
  Stock-based compensation       15,009       309       395            -           -         704
Purchase and retirement of
  common stock                  (76,000)        -         -       (1,312)          -      (1,312)
                            --------------------------------------------------------------------
Balance at
    July 31, 2001           134,031,133  $334,513   $(3,345)    $938,130      $1,118  $1,270,416
                            ====================================================================

Balance at
  February 1, 2000          132,279,988  $247,559   $(8,593)    $929,616     $17,032  $1,185,614

Net earnings                          -         -         -       78,190           -      78,190
Other comprehensive earnings:
  Unrealized loss on
   investment during period,
   net of tax                         -         -         -            -     (23,461)    (23,461)
  Reclassification of
   realized loss                      -         -         -            -       6,429       6,429
                                                                                          ------
Comprehensive net earnings            -         -         -            -           -      61,158
Cash dividends
  ($.17 per share)                    -         -         -      (22,287)          -     (22,287)
Issuance of common stock for:
  Stock option plans            155,256     3,594         -            -           -       3,594
  Stock-based compensation        7,057       183       931            -           -       1,114
Purchase and retirement of
  common stock               (3,296,400)        -         -      (75,262)          -     (75,262)
                            --------------------------------------------------------------------
Balance at
    July 31, 2000           129,145,901  $251,336   $(7,662)    $910,257     $     -  $1,153,931
                            ====================================================================


These statements should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.




                                 5 of 18

                  NORDSTROM, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)
                               (unaudited)

                                                                      Six Months
                                                                     Ended July 31,
                                                                -----------------------
                                                                  2001           2000
                                                                --------       --------
OPERATING ACTIVITIES:
  Net earnings                                                  $63,454        $78,190
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                               102,178         96,493
    Amortization of goodwill                                        808              -
    Amortization of trademark and other intangible assets         1,529              -
    Amortization of deferred lease credits and other, net        (3,511)        (5,197)
    Stock-based compensation expense                              3,126          4,878
    Write-down of investment                                          -         10,540
    Change in:
      Accounts receivable, net                                  (28,744)       (34,536)
      Merchandise inventories                                   (57,837)      (146,970)
      Prepaid income taxes and other                             (1,554)        (7,631)
      Accounts payable                                          135,794        169,092
      Accrued salaries, wages and related benefits               (9,054)       (29,344)
      Income taxes and other accruals                            14,842         16,657
      Other liabilities                                           2,698          1,119
                                                                --------       --------
Net cash provided by operating activities                       223,729        153,291
                                                                --------       --------
INVESTING ACTIVITIES:
  Capital expenditures                                         (193,026)      (180,386)
  Additions to deferred lease credits                            59,057         26,557
  Other, net                                                     (5,992)        (5,312)
                                                                --------       --------
Net cash used for investing activities                         (139,961)      (159,141)
                                                                --------       --------
FINANCING ACTIVITIES:
  (Payments) proceeds from notes payable                        (44,858)       142,086
  Proceeds from long-term borrowings                                  -         11,177
  Principal payments on long-term debt                           (5,736)       (57,807)
  Proceeds from issuance of common stock                          3,810          3,594
  Cash dividends paid                                           (24,102)       (22,287)
  Purchase and retirement of common stock                        (1,312)       (75,262)
                                                                --------       --------
Net cash (used in) provided by financing activities             (72,198)         1,501
                                                                --------       --------
Net increase (decrease) in cash and cash equivalents             11,570         (4,349)
Cash and cash equivalents at beginning of period                 25,259         27,042
                                                                --------       --------
Cash and cash equivalents at end of period                      $36,829        $22,693
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





                                 6 of 18

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
---------------------
The consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the "Company") as of July 31, 2001 and 2000, and the related consolidated statements of earnings, cash flows and shareholders' equity for the periods then ended, have been prepared from the accounts without audit.

The consolidated financial information applicable to interim periods is not necessarily indicative of the results for the fiscal year.

The financial information should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Nordstrom, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 2001.

In the opinion of management, the consolidated financial information includes all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position of Nordstrom, Inc. and subsidiaries as of July 31, 2001 and 2000, and the results of their operations and cash flows for the periods then ended, in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis.

The consolidated financial statements include the operating results of Faconnable, S.A. ("Faconnable") from the date of acquisition (Note 2).

Certain reclassifications of prior year balances have been made for consistent presentation with the current year.

Recent Accounting Pronouncements
--------------------------------
The Emerging Issues Task Force has reached a consensus on Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," which provides guidance on how a transferor that retains an interest in securitized financial assets, or an enterprise that purchases a beneficial interest in securitized financial assets, should account for related interest income and impairment. Adoption of this accounting issue for the quarter ended July 31, 2001, did not have a material impact on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 141 "Business Combinations" ("SFAS
No. 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS No.
142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of goodwill separate from other intangible assets. Adoption of the accounting provisions of SFAS No. 141 is not expected to have a material impact. Under SFAS No. 142, goodwill and intangible assets having indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives. These statements will be effective for the Company on February 1, 2002. The Company is currently evaluating the impact of SFAS No. 142 on its consolidated financial position and results of operations.

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

The following unaudited pro forma information presents the results of the Company's operations assuming the Faconnable acquisition occurred at the beginning of the period presented:

                                            Six Months
                                          Ended July 31,
                                          --------------
                                               2000
                                            ----------
Net sales                                   $2,642,544
Net earnings                                $   77,941
Basic earnings per share                    $     0.58
Diluted earnings per share                  $     0.57

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

Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding during the year plus dilutive common stock equivalents (primarily stock options, restricted stock and performance share units).

Options with an exercise price greater than the average market price for the periods indicated were not included in the computation of diluted earnings per share. These options totaled 9,289,833 and 5,710,292, respectively for the three months ended July 31, 2001 and 2000 and 9,299,833 and 5,710,292, respectively for the six months ended July 21, 2001 and 2000.

                                Three Months               Six Months
                               Ended July 31,            Ended July 31,
                          ------------------------  ------------------------
                              2001         2000         2001         2000
                          -----------  -----------  -----------  -----------
Net earnings                  $38,699      $45,401      $63,454      $78,190
Basic shares              134,008,385  129,669,930  133,933,442  130,409,067
Basic earnings per share        $0.29        $0.35        $0.47        $0.60
Dilutive effect of
   stock options and
   restricted stock           413,825      430,217      233,664      451,566
Diluted shares            134,422,210  130,100,147  134,167,106  130,860,633
Diluted earnings per share      $0.29        $0.35        $0.47        $0.60

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












                                 9 of 18

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)

Note 5 - Debt

The Company owns a 49% interest in a limited partnership that is constructing a new corporate office building in which the Company will be the primary occupant. In accordance with Emerging Issues Task Force Issue No. 97-10 "The Effect of Lessee Involvement in Asset Construction," ("EITF Issue No. 97-
10") the Company is considered to be the owner of the property. Construction in progress includes capitalized costs related to this building of $82,187, and $29,949 which includes noncash amounts of $67,225 and $14,762 as of July 31, 2001 and 2000. The corresponding finance obligation of $78,401 and $25,939 as of July 31, 2001 and 2000 is included in other long-term debt.
This finance obligation will be amortized as rental payments are made by the Company to the limited partnership over the life of permanent financing, expected to be 20-25 years. The amortization began in August 2001 upon completion of construction. The Company is a guarantor of a $93,000 credit facility of the limited partnership. The credit facility provides for interest at either the LIBOR rate plus 0.75%, or the greater of the Federal Funds rate plus 0.5% and the prime rate, and matures in August 2002 (4.63% and 7.67% at July 31, 2001 and 2000).

Under EITF Issue No. 97-10, the Company capitalizes certain property, plant and equipment during the construction period of commercial buildings which is subsequently derecognized and leased back. During the six-months ended July 31, 2001, the noncash activity related to the derecognition of new stores that qualified as sale and leaseback were $60,645.

Note 6 - Segment Reporting

The following tables set forth information for the Company's reportable segments and a reconciliation to the consolidated totals:

Three months ended             Retail    Credit     Catalog/   Corporate
July 31, 2001                  Stores  Operations   Internet   and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Revenues from external
  customers                $1,483,443           -   $62,316            -              -  $1,545,759
Service charge income               -     $33,527         -            -              -      33,527
Intersegment revenues           4,186       8,297         -            -       $ (12,483)         -
Net earnings (loss)            70,463       2,480    (2,939)    $(31,305)             -      38,699

Three months ended             Retail    Credit     Catalog/   Corporate
July 31, 2000                  Stores  Operations   Internet   and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Revenues from external
  customers                $1,382,950           -    $74,085           -              -  $1,457,035
Service charge income               -     $31,642          -           -              -      31,642
Intersegment revenues           7,654       7,419          -           -       $(15,073)          -
Net earnings (loss)            85,230       3,923    (6,897)    $(36,855)             -      45,401

Six months ended               Retail    Credit     Catalog/   Corporate
July 31, 2001                  Stores  Operations   Internet   and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Revenues from external
  customers                $2,631,780           -   $132,019           -              -  $2,763,799
Service charge income               -    $ 69,700          -           -              -      69,700
Intersegment revenues           7,682      13,863          -           -       $(21,545)          -
Net earnings (loss)           124,672       8,026     (7,186)   $(62,058)             -      63,454
Assets                      2,611,684     743,676     68,004     368,787              -   3,792,151

                                10 of 18

                     NORDSTROM, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)

Note 6 - Segment Reporting (Cont.)

Six months ended               Retail    Credit     Catalog/   Corporate
July 31, 2000                  Stores  Operations   Internet   and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Revenues from external
  customers                $2,467,889           -   $142,523           -              -  $2,610,412
Service charge income               -     $62,594          -           -              -      62,594
Intersegment revenues          13,974      12,651          -           -       $(26,625)          -
Net earnings (loss)           141,949       7,440    (11,738)   $(59,461)             -      78,190
Assets                      2,282,045     648,648     92,905     292,777              -   3,316,375

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

Cosmetics
---------
The Company was originally named as a defendant along with other department store and specialty retailers in nine separate but virtually identical class action lawsuits filed in various Superior Courts of the State of California in May, June and July 1998 that have now been consolidated in Marin County state court. Plaintiffs' consolidated complaint alleged that the Company and other retailers agreed to charge identical prices for cosmetics and fragrances, not to discount such prices, and to urge manufacturers to refuse to sell to retailers who sell cosmetics and fragrances at discount prices, resulting in artificially-inflated retail prices paid by the class in violation of California state law. Defendants, including the Company, answered the consolidated complaint denying the allegations. The Company and the other retail defendants have produced documents and responded to plaintiffs' other discovery requests, including providing witnesses for depositions.

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

Credit Fees
-----------
The Company's subsidiary, Nordstrom fsb, has been named a defendant in a purported class action in the Federal District Court for the Eastern District of Pennsylvania. The case purports to be brought under the National Bank Act and the Arizona Consumer Loan Act of 1997. Plaintiff, a resident of Pennsylvania and a user of Nordstrom's credit through Nordstrom fsb, claims to represent all customers of Nordstrom who have been extended credit by Nordstrom fsb under revolving credit accounts for consumer purchases at Nordstrom stores. Plaintiff claims that Nordstrom fsb has been paid principal, interest and late fees in violation of said statutes on account of which plaintiff seeks recovery or forfeiture thereof. Counsel to Nordstrom fsb has advised the Company that in their opinion, plaintiff's claim is meritless. Nordstrom fsb moved to dismiss the complaint which motion was granted by court order on May 15, 2001; the plaintiff has filed a notice of appeal.

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

Saipan
------
The Company has reached a settlement, which is of an immaterial amount, in its previously described lawsuits relating to its sourcing of clothing products from independent garment manufacturers in Saipan (Commonwealth of Northern Marina Islands). The settlement is subject to court approval. The hearing for preliminary approval of the settlement is currently scheduled for February 28, 2002.



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

Results of Operations:
----------------------
During the second quarter of 2001, sales increased 6.1% compared to the corresponding quarter in 2000. For the six-month period, sales increased 5.9% compared to the corresponding period in 2000. The increase for the quarter and the six-month period was primarily due to the opening of six full-line stores and 11 new Nordstrom Rack stores since May 1, 2000. Additionally, Anniversary Sale results increased 5.6% on a comparable store basis compared to the corresponding period in 2000. Comparable store sales (sales in stores open at least one full fiscal year at the beginning of the fiscal year) increased 0.6% for the quarter but decreased 1.3% for the six-month period. The impact of calendar adjustments over the quarter was negligible.

                                13 of 18

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Gross profit (net sales less cost of sales and related buying and occupancy expenses) as a percentage of net sales decreased to 32.7% in the second quarter of 2001, as compared to 34.5% in the same period in 2000. For the six-month period, gross profit as a percentage of net sales decreased to 33.4%, as compared to 34.9% in the same period in 2000. The decrease for the quarter and the six-month period was due to higher markdowns and new store occupancy expenses as a percentage of sales.

For the second quarter of 2001, selling, general and administrative expenses as a percentage of net sales decreased to 29.6%, compared to 30.0% for the second quarter of 2000. For the six-month period, selling, general and administrative expenses as a percentage of net sales decreased to 30.9%, compared to 31.0% for the corresponding period in 2000. The decrease for the quarter and the six-month period was due to lower sales promotion and selling expenses as a percentage of sales, partially offset by the integration of the Faconnable European operations and new store operating expenses.

Interest expense, net increased 34.9% to $19,279 compared to the corresponding quarter in 2000. For the six-month period, interest expense, net increased 40.6% to $38,783. The increase for the quarter and the six-month period was due to higher average borrowings to finance capital expenditures, the purchase of Faconnable and the repurchase of shares.

A pre-tax loss of $10.5 million was recognized for the quarter ended July 31, 2000 to write down the value of an investment in Streamline. The Company's initial investment of $32.8 million had a market value of $22.3 million as of July 31, 2000. Streamline ceased its operations effective November 2000, at which time the Company wrote off the remainder of its investment.

Service charge income and other, net of $35,368 increased 7.1% compared to the corresponding quarter in 2000. For the six-month period, service charge income and other, net increased 13.0% to $72,523. The increase for the quarter was due to higher service charge income associated with increases in credit sales and the number of credit accounts.

Net earnings for the quarter ended July 31, 2001 decreased 14.8% to $38,699 from $45,401 in the same period in 2000. Net earnings for the six months ended July 31, 2001 decreased 18.8% to $63,454 from $78,190 in the same period in 2000. The decrease for the quarter and the six-month period was primarily due to lower gross profit and higher net interest expense.

Diluted earnings per share were $0.29 for the second quarter ended July 31, 2001, compared to diluted earnings per share of $0.35 in the second quarter last year. For the six months ended July 31, 2001, diluted earnings per share were $0.47, a decrease of 21.7% from the $0.60 achieved in the same period in 2000. The decrease in the diluted earnings per share for the quarter and the six-month period was due primarily to lower gross profit, higher net interest expense, and an increase in the number of shares outstanding.

Liquidity and Capital Resources:
--------------------------------
The Company finances its working capital needs, capital expenditures, and share repurchase activity with cash provided by operations and borrowings.


                                14 of 18

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

The Company's cash and cash equivalents increased $11.6 million during the six-month period ended July 31, 2001, as cash provided by operating activities was more than the cash used for investing and financing activities. Net cash provided by operating activities increased $70.4 million compared to the six-month period ended July 31, 2000, primarily due to merchandise inventories and accrued salaries, partially offset by accounts payable.

For the six-month period ended July 31, 2001, net cash used in investing activities decreased approximately $19.2 million compared to the six-month period ended July 31, 2000, primarily due to an increase in deferred lease credits, partially offset by an increase in capital expenditures to fund new stores and remodels. During the second quarter of fiscal 2001, the Company did not open any new stores. For the year to date, the Company has opened a total of one new full-line and two new Nordstrom Rack stores. Additionally, in August 2001, the Company opened a Nordstrom Rack store in Roseville, California. Throughout the remainder of the year ending January 31, 2002, Nordstrom expects to open full-line stores in Columbus, Ohio; Tampa, Florida; and Chandler, Arizona; and five Nordstrom Rack stores. For the entire year ending January 31, 2002, gross square footage is expected to increase approximately six percent. Total square footage of the Company's stores was 16,307,000 as of July 31, 2001, compared to 14,858,000 as of July 31, 2000.

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

For the six-month period ended July 31, 2001, cash provided by financing activities decreased approximately $73.7 million compared to the six-month period ended July 31, 2000, primarily due to reduced borrowings, partially offset by a reduction in share repurchases.

During the six months ended July 31, 2001, the Company repurchased 76,000 shares of its common stock for approximately $1.3 million under the stock repurchase program. At July 31, 2001, the Company had remaining share repurchase authorization of approximately $82.4 million.

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








                                15 of 18

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Recent Accounting Pronouncements
--------------------------------
The Emerging Issues Task Force has reached a consensus on Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," which provides guidance on how a transferor that retains an interest in securitized financial assets, or an enterprise that purchases a beneficial interest in securitized financial assets, should account for related interest income and impairment. Adoption of this accounting issue for the quarter ended July 31, 2001, did not have a material impact on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 141 "Business Combinations" ("SFAS
No. 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS No.
142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of goodwill separate from other intangible assets. Adoption of the accounting provisions of SFAS No. 141 is not expected to have a material impact. Under SFAS No. 142, goodwill and intangible assets having indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives. These statements will be effective for the Company on February 1, 2002. The Company is currently evaluating the impact of SFAS No. 142 on its consolidated financial position and results of operations.

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

In addition, the functional currency of Faconnable, of Nice, France, is the French Franc. Assets and liabilities of Faconnable are translated into U.S. dollars at the exchange rate prevailing at the end of the period. Income and expenses are translated into U.S. dollars at the exchange rate prevailing on the respective dates of the transactions. The effects of changes in foreign exchange rates are included in other comprehensive earnings.

At July 31, 2001, the Company had outstanding borrowings of approximately $38.2 million under short-term notes payable, which bear interest from 4.10% to 4.15%, and matured from August 1, 2001 to August 14, 2001.


                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

The information required under this item is included in the following section of Part I, Item 1 of this report:

          Note 7 in Notes to Consolidated Financial Statements

                                16 of 18

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

The Company held its Annual Shareholders Meeting on May 15, 2001, at which time the shareholders voted on the following proposals:

(1)   Election of nine directors for a one-year term each.

        Name of Candidate               For            Withheld
      ----------------------        -----------       -----------
      D. Wayne Gittinger            110,874,403        6,223,478
      Enrique Hernandez, Jr.        112,659,422        4,438,459
      John A. McMillan              112,667,947        4,429,934
      Bruce A. Nordstrom            112,185,938        4,911,943
      John N. Nordstrom             112,119,761        4,978,120
      Alfred E. Osborne, Jr.        104,965,059       12,132,822
      William D. Ruckelshaus        104,984,481       12,113,400
      Bruce G. Willison             105,019,095       12,078,786
      Alison A. Winter              112,762,881        4,335,000

      There were no abstentions and no broker non-votes.

(2)   Ratification of the appointment of Deloitte and Touche LLP as auditors

      The vote was 115,422,734 for, 1,113,683 against, and there were 561,464 abstentions. There were no broker non-votes.

(3)   Shareholder proposal regarding performance-based executive compensation

      The vote was 9,709,816 for, 89,578,702 against, and there were 1,155,759 abstentions and 16,653,604 broker non-votes.

(4)   Shareholder proposal regarding vendor standards compliance mechanisms

      The vote was 6,061,648 for, 91,253,552 against, and there were 3,129,080 abstentions and 16,653,601 broker non-votes.

(5)   Shareholder proposal regarding global human rights standards

      The vote was 5,478,051 for, 91,009,849 against, and there were 3,956,378 abstensions and 16,653,603 broker non-votes.

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


Date:  September 7, 2001
       -----------------






































                                18 of 18