Form 10-Q
period 2001-10-31
NORDSTROM INC
filed 2001-12-07
CIK 72333

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2001

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


                          YES   X       NO
                              _____        _____

Common stock outstanding as of November 30, 2001: 134,407,930 shares of common stock.


















                                 1 of 14

                     NORDSTROM, INC. AND SUBSIDIARIES
                     --------------------------------
                                 INDEX
                                 -----

                                                                  Page
                                                                  Number
PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements (unaudited)

        Condensed Consolidated Statements of Earnings
           Three and Nine months ended
           October 31, 2001 and 2000                                 3

        Condensed Consolidated Balance Sheets
           October 31, 2001 and 2000 and
           January 31, 2001                                          4

        Condensed Consolidated Statements of Cash Flows
           Nine months ended October 31, 2001
           and 2000                                                  5

        Notes to Condensed Consolidated Financial Statements         6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    10

    Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                            12

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                      13































                                 2 of 14

                     NORDSTROM, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
             (dollars in thousands except per share amounts)
                              (unaudited)

                                    Three Months            Nine Months
                                  Ended October 31,       Ended October 31,
                              ----------------------  ----------------------
                                  2001        2000        2001        2000
                              ----------  ----------  ----------  ----------
Net sales                     $1,239,241  $1,262,390  $4,003,040  $3,872,802
Cost of sales and related
  buying and occupancy          (836,961)   (823,868) (2,676,299) (2,523,836)
                              ----------  ----------  ----------  ----------
Gross profit                     402,280     438,522   1,326,741   1,348,966
Selling, general and
  administrative expenses       (399,568)   (444,390) (1,253,715) (1,252,707)
                              ----------  ----------  ----------  ----------
Operating income/(loss)            2,712      (5,868)     73,026      96,259
Interest expense, net            (17,934)    (15,995)    (56,717)    (43,587)
Write-down of investment               -     (20,655)          -     (31,195)
Service charge income
  and other, net                  32,317      36,998     104,840     101,193
                              ----------  ----------  ----------  ----------
Earnings/(loss) before
  income taxes                    17,095      (5,520)    121,149     122,670
Income tax (expense)/benefit      (6,600)      2,200     (47,200)    (47,800)
                              ----------  ----------  ----------  ----------
Net earnings/(loss)           $   10,495  $   (3,320) $   73,949  $   74,870
                              ==========  ==========  ==========  ==========

Basic earnings per share      $      .08  $     (.03) $      .55  $      .58
                              ==========  ==========  ==========  ==========

Diluted earnings per share    $      .08  $     (.03) $      .55  $      .58
                              ==========  ==========  ==========  ==========
Cash dividends paid per share
  of common stock outstanding $      .09  $      .09  $      .27  $      .26
                              ==========  ==========  ==========  ==========

These statements should be read in conjunction with the Notes to Condensed Consolidated Financial Statements contained herein.





















                                 3 of 14

                     NORDSTROM, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)
                               (unaudited)

                                             October 31,  January 31,  October 31,
                                                2001         2001         2000
                                             ----------   ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents                  $   20,365   $   25,259   $   15,750
  Short-term investment                               -            -        1,662
  Accounts receivable (net of allowance
    for doubtful accounts of $20,692,
    $16,531 and $15,239)                        699,450      721,953      638,936
  Merchandise inventories                     1,161,178      945,687    1,186,391
  Prepaid expenses                               38,477       28,760       38,244
  Other current assets                          102,408       91,323       77,010
                                             ----------   ----------   ----------
  Total current assets                        2,021,878    1,812,982    1,957,993
Land, buildings and equipment (net of
  accumulated depreciation of $1,648,745,
  $1,554,081 and $1,506,360)                  1,732,659    1,599,938    1,597,302
Intangible assets (net of accumulated
  amortization of $4,746, $1,251 and $102)      139,466      143,473      158,042
Other assets                                     81,148       52,110       53,249
                                             ----------   ----------   ----------
TOTAL ASSETS                                 $3,975,151   $3,608,503   $3,766,586
                                             ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                              $  167,663   $   83,060   $  110,612
  Accounts payable                              637,694      466,476      624,011
  Accrued salaries, wages
    and related benefits                        223,549      234,833      195,209
  Income taxes and other accruals               155,632      153,613      154,044
  Current portion of long-term debt              78,966       12,586       11,591
                                             ----------   ----------   ----------
  Total current liabilities                   1,263,504      950,568    1,095,467
Long-term debt                                1,045,441    1,099,710    1,070,020
Deferred lease credits                          330,747      275,252      328,934
Other liabilities                                61,669       53,405       56,388
Shareholders' Equity:
  Common stock, no par:
    250,000,000 shares authorized;
    134,338,694, 133,797,757 and
    133,999,405 shares issued
    and outstanding                             338,589      330,394      330,990
  Unearned stock compensation                    (3,148)      (3,740)      (3,937)
  Retained earnings                             936,560      900,090      888,724
  Accumulated other comprehensive
    earnings                                      1,789        2,824            -
                                             ----------   ----------   ----------
  Total shareholders' equity                  1,273,790    1,229,568    1,215,777
                                             ----------   ----------   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                       $3,975,151   $3,608,503   $3,766,586
                                             ==========   ==========   ==========

These statements should be read in conjunction with the Notes to Condensed Consolidated Financial Statements contained herein.








                                 4 of 14

                      NORDSTROM, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)
                               (unaudited)

                                                                      Nine Months
                                                                   Ended October 31,
                                                                -----------------------
                                                                  2001           2000
                                                                --------       --------
OPERATING ACTIVITIES:
  Net earnings                                                  $73,949        $74,870
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                               155,679        149,195
    Amortization of intangible assets                             3,495            102
    Amortization of deferred lease credits and other, net        (4,974)        (8,902)
    Stock-based compensation expense                              2,237          8,690
    Write-down of investment                                          -         31,195
    Change in:
      Accounts receivable, net                                   21,951        (12,367)
      Merchandise inventories                                  (215,976)      (377,042)
      Prepaid expenses                                           (5,780)       (14,206)
      Other current assets                                       (3,368)          (254)
      Accounts payable                                          141,594        212,984
      Accrued salaries, wages and related benefits              (12,520)       (20,496)
      Income taxes and other accruals                             2,133          5,090
      Other liabilities                                           1,808        (10,255)
                                                                --------       --------
Net cash provided by operating activities                       160,228         38,604
                                                                --------       --------
INVESTING ACTIVITIES:
  Capital expenditures                                         (290,472)      (283,644)
  Additions to deferred lease credits                            95,749        142,370
  Payment for acquisition, net of cash acquired                       -        (83,377)
  Other, net                                                     (7,506)        (5,614)
                                                                --------       --------
Net cash used for investing activities                         (202,229)      (230,265)
                                                                --------       --------
FINANCING ACTIVITIES:
  Proceeds from notes payable                                    84,603         39,678
  Proceeds from long-term borrowings                                  -        308,266
  Principal payments on long-term debt                          (17,902)       (57,911)
  Proceeds from issuance of common stock                          7,885          6,098
  Cash dividends paid                                           (36,168)       (33,877)
  Purchase and retirement of common stock                        (1,311)       (81,885)
                                                                --------       --------
Net cash provided by financing activities                        37,107        180,369
                                                                --------       --------
Net decrease in cash and cash equivalents                        (4,894)       (11,292)
Cash and cash equivalents at beginning of period                 25,259         27,042
                                                                --------       --------
Cash and cash equivalents at end of period                      $20,365        $15,750
                                                                ========       ========

These statements should be read in conjunction with the Notes to Condensed Consolidated Financial Statements contained herein.

















                                 5 of 14

                     NORDSTROM, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
---------------------
The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the 2000 Nordstrom, Inc. Annual Report. The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows have been included and are of a normal, recurring nature.

The condensed consolidated financial statements include the operating results of Faconnable, S.A. ("Faconnable") from the date of acquisition (Note 2).

Certain prior year amounts have been reclassified to conform to the current year presentation.

Due to the seasonal nature of the retail industry, quarterly results are not necessarily indicative of the results for the fiscal year.

Recent Accounting Pronouncements
--------------------------------
In July 2001, the FASB issued SFAS No. 141 "Business Combinations" ("SFAS
No. 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS No.
142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of goodwill separate from other intangible assets. Adoption of the accounting provisions of SFAS No. 141 is not expected to have a material impact. Under SFAS No. 142, goodwill and intangible assets having indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives. The Company is currently evaluating the impact of SFAS No. 142 on its earnings and financial position. These statements will be effective for the Company on February 1, 2002.

In August 2001, the FASB released SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which will be effective for the Company on February 1, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

Note 2 - Acquisition

On October 24, 2000, the Company acquired 100% of Faconnable as discussed in the Company's 2000 Annual Report. As part of the acquisition, the Company recorded gross intangibles of $158,144. In the fourth quarter of 2000, the Company adjusted the purchase price allocation, reducing goodwill by $13,420 to arrive at a gross intangible amount of $144,724 as of January 31, 2001. In 2001, the Company adjusted the purchase price allocation again, reducing goodwill by a net $512 to arrive at a gross intangible amount of $144,212 as of October 31, 2001.











                                 6 of 14

                     NORDSTROM, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)

Note 3 - Earnings Per Share

                                Three Months               Nine Months
                              Ended October 31,         Ended October 31,
                          ------------------------  ------------------------
                              2001         2000         2001         2000
                          -----------  -----------  -----------  -----------
Net earnings (loss)           $10,495      $(3,320)     $73,949      $74,870
Basic shares              134,149,137  129,315,092  134,006,130  130,041,747
Basic earnings (loss)
   per share                    $0.08        $(.03)       $0.55        $0.58
Dilutive effect of
   stock options and
   restricted stock            59,827            -      163,781      144,612
Diluted shares            134,208,964  129,315,092  134,169,911  130,186,359
Diluted earnings (loss)
   per share                    $0.08        $(.03)       $0.55        $0.58
Antidilutive stock
   options                 10,486,554    8,913,270    8,888,040    5,754,360

Note 4 - Supplementary Cash Flow Information

The Company owns a 49% interest in a limited partnership which constructed a new corporate office building in which the Company is the primary occupant. The Company's financial statements include capitalized costs related to this building of $87,116, and $39,491, which includes noncash amounts of $72,058 and $24,402 as of October 31, 2001 and 2000. The corresponding finance obligation of $83,213 and $35,578 as of October 31, 2001 and 2000 is included in other long-term debt.

The Company capitalizes certain property, plant and equipment during the construction period of commercial buildings, which is subsequently derecognized and leased back. During the nine-months ended October 31, 2001, the noncash activity related to the reclassification of new stores that qualified as sale and leaseback was $60,645.

Note 5 - Segment Reporting

The following tables set forth information for the Company's reportable segments and a reconciliation to the consolidated totals:

Three months ended             Retail    Credit     Catalog/   Corporate
October 31, 2001               Stores  Operations   Internet   and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Revenues from external
  customers                $1,172,332           -    $66,909           -              -  $1,239,241
Service charge income               -     $30,677          -           -              -      30,677
Intersegment revenues           7,462       5,728          -           -       $(13,190)          -
Interest expense, net              87       5,478         68     $12,301              -      17,934
Net earnings (loss)            40,113       2,538     (1,132)    (31,024)             -      10,495

Three months ended             Retail    Credit     Catalog/   Corporate
October 31, 2000               Stores  Operations   Internet   and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Revenues from external
  customers                $1,181,807           -    $80,583           -              -  $1,262,390
Service charge income               -     $34,071          -           -              -      34,071
Intersegment revenues          11,940       5,950          -           -       $(17,890)          -
Interest expense, net             195       7,475        (85)     $8,410              -      15,995
Net earnings (loss)            54,636       5,459    (12,971)    (50,444)             -      (3,320)




                                 7 of 14

                     NORDSTROM, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)

Note 5 - Segment Reporting (Cont.)

Nine months ended              Retail    Credit     Catalog/   Corporate
October 31, 2001               Stores  Operations   Internet   and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Revenues from external
  customers                $3,804,112           -   $198,928           -              -  $4,003,040
Service charge income               -    $100,377          -           -              -     100,377
Intersegment revenues          15,144      19,591          -           -       $(34,735)          -
Interest expense, net             795      18,103        (30)    $37,849              -      56,717
Net earnings (loss)           164,785      10,564     (8,318)    (93,082)             -      73,949
Assets                      2,812,324     683,332     83,265     396,229              -   3,975,151

Nine months ended              Retail    Credit     Catalog/   Corporate
October 31, 2000               Stores  Operations   Internet   and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Revenues from external
  customers                $3,649,696           -   $223,106           -              -  $3,872,802
Service charge income               -     $96,665          -           -              -      96,665
Intersegment revenues          25,914      18,601          -           -       $(44,515)          -
Interest expense, net             523      20,660       (490)    $22,894              -      43,587
Net earnings (loss)           196,585      12,899    (24,709)   (109,905)             -      74,870
Assets                      2,797,775     637,780     85,240     245,791              -   3,766,586

Note 6 - Restructurings, Impairments and Other One-Time Charges

The following table provides a summary of restructuring, impairments and other charges:

                                2001            2000            1999
                              --------        --------        --------
Employee severance              $1,791               -          $2,685
Other expenses                       -               -           1,206
                              --------        --------        --------
   Restructuring subtotal        1,791               -           3,891

Management severance                 -         $13,000              -
Asset impairment                     -          10,227           4,053
Litigation settlement costs          -               -           2,056
                              --------        --------        --------
Total charges                   $1,791         $23,227         $10,000
                              ========        ========        ========

In the third quarter of 2001, the Company streamlined its operations through a reduction in workforce of approximately 2,600 jobs. As a result, the Company recorded a charge of $1,791 in selling, general and administrative expenses relating to severance for approximately 195 employees. Personnel affected were primarily located in the corporate center and in full-line stores.

In the third quarter of 2000, the Company recorded an impairment charge of $10,227, consisting of $9,627 recorded in selling, general and administrative expenses and $600 in interest expense. Due to changes in business strategy, the Company determined that several in-process software projects were either impaired or obsolete. The charges consisted of $6,542 primarily related to the disposition of transportation management software. Additionally, merchandise software was written down $3,685 to its estimated fair value. During the same quarter, the Company also accrued $13,000 for certain severance costs related to a change in management, which was paid in the following quarter.

In the third quarter of 1999, the Company recorded a charge of $10,000 in selling, general and administrative expenses primarily associated with the restructuring of the Company's information technology services area. The charge consisted of $4,053 related to the disposition of several in-process software projects, $2,685 in employee severance and $1,206 in other miscellaneous costs. Additionally, the Company recorded $2,056 related to the settlement of two lawsuits. The restructuring included the termination of 50 employees in the information technology department.

                                8 of 14

                     NORDSTROM, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)

Note 6 - Restructurings, Impairments and Other One-Time Charges (Cont.)

The following table presents the activity and balances of the reserves established in connection with the restructuring charges.

                                2001            2000            1999
                              --------        --------        --------
Beginning balance                 $178          $1,452               -
Additions                        1,791               -          $3,891
Payments                        (1,067)         (1,220)         (2,122)
Adjustments                          7             (54)           (317)
                              --------        --------        --------
Ending balance                    $909            $178          $1,452
                              ========        ========        ========

Note 7 - Interest Rate Swap Agreement

During the third quarter of 2001, the Company entered into a variable interest rate swap agreement. The swap has a $300,000 notional amount and a four-year term. Under the agreement, the Company receives a fixed rate of 8.95% and pays a variable rate based on LIBOR plus a margin of 4.44% (6.85% at October 31, 2001). The swap agreement qualifies as a fair value hedge and is recorded at fair market value in other assets.

Note 8 - Subsequent Events

Subsequent to the third quarter of 2001, the Company issued $300 million of Class A notes backed by Nordstrom Private Label Receivables ("PL Term"). The PL Term bears a fixed interest rate of 4.82% and has an expected maturity of five years. In addition, the Company issued a variable funding note backed by Nordstrom Private Label Receivables ("PL VFN") with a $200 million capacity. Interest on the PL VFN varies based on 30-day commercial paper rated at A1/P1. At this time, there have been no borrowings on the PL VFN. Proceeds will be used for general corporate purposes, capital expansion and to pay down short-term debt.

On November 20, 2001, the Company entered into a $300 million unsecured line of credit agreement with a group of commercial banks, which expires in November 2004. The new line of credit amends and replaces the existing $500 million line of credit, which was to expire in July 2002. At this time, there have been no borrowings.

Note 9 - Litigation

Cosmetics
---------
The Company remains a party to the cosmetics lawsuit, as previously described in the Company's 2000 Annual Report.















                                9 of 14

                     NORDSTROM, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (dollars in thousands)
                                (unaudited)

Note 9 - Litigation (Cont.)

Spokane
-------
The Company has received a copy of an October 29, 2001 letter sent by Washington Public Trust Advocates, a Washington non-profit corporation ("WPTA") to the city council and mayor of the City of Spokane and the attorney general of the State of Washington requesting that the city and the state consider bringing an action against multiple defendants, including the Company. The claims arise from the development of River Park Square in Spokane, Washington with tax exempt bond financing. One of the allegations is that the tenant allowances to the Company from the developer constituted an inappropriate subsidy. The WPTA letter and the draft complaint imply that, in the event the City of Spokane and/or the State of Washington fails or refuses to take action on the basis of WPTA's claims, WPTA will undertake the litigation as a "taxpayer derivative action." The amount of the claims asserted by WPTA against the Company appear to be in the range of $22.8 million (the alleged amount of tenant allowances to the Company), although one of the allegations is for a RICO violation and treble damages under that statute. No lawsuit has yet been filed.

Other
-----
The Company is involved in routine litigation arising in the normal course of business. Management believes that the outcome of such litigation will not have a material impact on the Company's financial position, results of operations or liquidity.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion may include forward-looking statements regarding the Company's performance, liquidity and adequacy of capital resources. These statements are based on the Company's current assumptions and expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Forward-looking statements are qualified by the risks and challenges posed by increased competition, shifting consumer demand, changing consumer credit markets, changing capital markets and general economic conditions, hiring and retaining effective team members, sourcing merchandise from domestic and international vendors, investing in new business strategies, achieving our growth objectives, and other risks and uncertainties, including the uncertain economic and political environment arising from the terrorist acts of September 11th and subsequent terrorist activities. As a result, while the Company believes there is a reasonable basis for the forward-looking statements, you should not place undue reliance on those statements.

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the Nordstrom, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 2001.

Results of Operations:
----------------------
Year-over-year changes in revenues and comparable-store sales were as follows:

                                            QTD % Change    YTD % Change
                                              --------        --------
Company sales                                   (1.8)%           3.4%
Comparable-store sales                          (5.7)           (2.7)
                                              --------        --------

                                10 of 14

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

During the third quarter of 2001, sales decreased 1.8% compared to the corresponding quarter in 2000. The decrease for the quarter is due primarily to weak customer demand. Sales were temporarily impacted in the days immediately following the events of September 11th but were offset by a previously unscheduled sale event. The increase in sales for the nine-month period was primarily due to the opening of 9 full-line stores and 12 new Nordstrom Rack stores since August 1, 2000. Comparable store sales decreased 5.7% for the quarter and 2.7% for the nine-month period.

Gross profit as a percentage of net sales decreased for the three month and nine month periods ended October 31, 2001, as compared to the same periods in 2000. The decrease in gross profits was due to higher markdowns and new store occupancy expenses.

For the three months and nine months ending October 31, 2001, selling, general and administrative expenses as a percentage of net sales decreased when compared to the same periods in 2000. The decrease this year was primarily due to nonrecurring charges in the third quarter of 2000 of $13 million in severance expenses resulting from a change in management, and a charge of approximately $10 million for the write-off of certain information technology investments. Additionally, the Company has been successful at controlling expenses such as sales promotion, direct selling and information technology during the current year.

Interest expense, net increased for both the quarter and the nine-month period when compared to the same periods in 2000. The increase for the quarter and the nine-month period was due to higher average long-term borrowings. This was partially offset by a decrease in short-term interest rates and average short-term borrowings.

Service charge income and other, net decreased 12.7% compared to the corresponding quarter in 2000. The decrease for the quarter resulted from lower service charge income due to declining interest rates. For the nine-month period, service charge income and other, net increased 3.6%. The increase for the nine-month period resulted primarily from an increase in service charge income due to a larger portfolio.

Net earnings for the quarter ended October 31, 2001 increased to $10,495 from a net loss of $3,320 in the same period in 2000. Diluted earnings per share were $0.08 for the third quarter ended October 31, 2001, compared to diluted loss per share of $0.03 in the third quarter last year. The increases in earnings and diluted earnings per share for the quarter were due primarily to nonrecurring charges in 2000 related to changes in management, the write-off of certain information technology investments, and the write-down of the Streamline investment. Net earnings for the nine months ended October 31, 2001 decreased 1.2% from the same period in 2000. For the nine months ended October 31, 2001, diluted earnings per share were $0.55, compared to diluted earnings per share of $0.58 achieved in the same period in 2000.

 Liquidity and Capital Resources:
--------------------------------
The Company finances its working capital needs, capital expenditures, and share repurchase activity with cash provided by operations and borrowings.

Net cash provided by operating activities during the nine-month period ended October 31, 2001 increased $121.6 million compared to the prior comparable period, primarily due to merchandise inventories and accounts receivable, partially offset by accounts payable.






                                11 of 14

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

For the nine-month period ended October 31, 2001, net cash used in investing activities decreased approximately $28.0 million compared to the nine-month period ended October 31, 2000, primarily due to payments in 2000 relating to the acquisition of Faconnable, partially offset by a decrease in additions to deferred lease credits. During the third quarter of fiscal 2001, the Company opened three new full-line stores in Columbus, Ohio; Tampa, Florida and Chandler, Arizona. The Company also opened five new Nordstrom Rack stores in Roseville, CA; Las Vegas, Nevada; San Francisco, CA; Grand Rapids, Michigan and Oxnard, California. For the year to date, the Company has opened a total of four new full-line and seven new Nordstrom Rack stores. Additionally, in November 2001, the Company opened a Nordstrom Rack store located in Dulles, Virginia. No other stores are scheduled to open in 2001. Total square footage of the Company's stores was 16,998,000 as of October 31, 2001, compared to 15,847,000 as of October 31, 2000.

For the nine-month period ended October 31, 2001, cash provided by financing activities decreased approximately $143.3 million compared to the nine-month period ended October 31, 2000, primarily due to the proceeds from the $300 million Senior Notes issued by the Company in 2000, partially offset by a reduction in share repurchases and increased payments on short-term and long-term debt.

During the nine months ended October 31, 2001, the Company repurchased 76,000 shares of its common stock for approximately $1.3 million under the stock repurchase program. At October 31, 2001, the Company had remaining share repurchase authorization of approximately $82.4 million.

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

Recent Accounting Pronouncements
--------------------------------
In July 2001, the FASB issued SFAS No. 141 "Business Combinations" ("SFAS
No. 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS No.
142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of goodwill separate from other intangible assets. Adoption of the accounting provisions of SFAS No. 141 is not expected to have a material impact. Under SFAS No. 142, goodwill and intangible assets having indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives. The Company is currently evaluating the impact of SFAS No. 142 on its earnings and financial position. These statements will be effective for the Company on February 1, 2002.

In August 2001, the FASB released SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which will be effective for the Company on February 1, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

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

                                12 of 14

The Company entered into a variable interest rate swap agreement in the third quarter of this year. The swap has a $300 million notional amount and a four-year term. Under the agreement, the Company receives a fixed rate of 8.95% and pays a variable rate based on LIBOR plus a margin of 4.44% (6.85% at October 31, 2001).

In addition, the functional currency of Faconnable, of Nice, France, is the European Euro. Assets and liabilities of Faconnable are translated into U.S. dollars at the exchange rate prevailing at the end of the period. Income and expenses are translated into U.S. dollars at the exchange rate prevailing on the respective dates of the transactions. The effects of changes in foreign exchange rates are included in other comprehensive earnings.

At October 31, 2001, the Company had outstanding borrowings of approximately $166.4 million under short-term notes payable, which bear interest from 3.00% to 3.05%, and matured from November 1, 2001 to November 5, 2001.


                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

The information required under this item is included in the following section of Part I, Item 1 of this report:

             Note 9 in Notes to Condensed Consolidated Financial Statements






































                                13 of 14

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


Date:  December 10, 2001
       -----------------















































                                14 of 14