Form 10-K
period 2002-01-31
NORDSTROM INC
filed 2002-04-18
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2002

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________________to_________________________

Commission file number 0-6074

Nordstrom, Inc.

(Exact name of Registrant as specified in its charter)

Washington	91-0515058

(State or other jurisdiction of incorporation or organization)	(IRS employer Identification No.)

1617 Sixth Avenue, Seattle, Washington 98101

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: 206-628-2111

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Stock, without par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/     NO /   /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /   /

On March 18, 2002, 134,612,925 shares of common stock were outstanding, and the aggregate market value of those shares (based upon the closing price as reported by NYSE) held by non-affiliates was approximately $2.3 billion.

1 of 22

Documents Incorporated by Reference:

Portions of Nordstrom, Inc. 2001 Annual Report to Shareholders

     (Parts I, II and IV)

Portions of Proxy Statement for 2002 Annual Meeting of Shareholders

     (Part III)

2 of 22

PART I

Item 1. Business.

Nordstrom, Inc. (the “Company”) was incorporated in the State of Washington in 1946 as successor to a retail shoe business started in 1901. As of January 31, 2002, the Company operated 80 large specialty stores in Alaska, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Kansas, Maryland, Michigan, Minnesota, New Jersey, New York, Ohio, Oregon, Pennsylvania, Rhode Island, Texas, Utah, Virginia and Washington, selling a wide selection of apparel, shoes and accessories for women, men and children.

The Company also operated 45 stores under the name “Nordstrom Rack” and one clearance store under the name “Last Chance.” The Nordstrom Rack stores purchase merchandise directly from manufacturers, as well as serving, in part, as outlets for clearance merchandise from the Company’s large specialty stores. The Nordstrom Rack stores are located in Arizona, California, Colorado, Georgia, Hawaii, Illinois, Maryland, Michigan, Minnesota, Nevada, New York, Oregon, Pennsylvania, Texas, Utah, Virginia and Washington.

The Company also operated 2 free-standing shoe stores under the name “Nordstrom” located in Hawaii and 4 Specialty Boutiques in California, New York and Texas under the name “Façonnable”. As a result of the acquisition of Façonnable, S.A. of Nice, France in October 2000, the Company also operated 24 Façonnable boutiques located primarily in Europe. Façonnable is a wholesaler and retailer of high quality men’s and women’s apparel and accessories.

In March 2002, the Company opened three large specialty stores in Durham, North Carolina; Los Angeles, California and Orem, Utah. A new Nordstrom Rack store is scheduled to open in Fresno, California in April 2002. In addition, the Company plans to open Full-line stores in Dulles, Virginia; Des Peres, Missouri; Coral Gables, Florida; Orlando, Florida and Las Vegas, Nevada as well as Nordstrom Rack stores in King of Prussia, Pennsylvania; Ontario, California and Long Beach, California during fiscal 2002.

The west coast and the east coast of the United States are the markets in which the Company has the largest presence. An economic downturn or other significant event within one of these markets may have a material effect on the Company’s operating results.

The Company purchases merchandise from many suppliers, no one of which accounted for more than 2% of 2001 net purchases. The Company believes that it is not dependent on any one supplier, and considers its relations with its suppliers to be satisfactory.

The Company has approximately 92 registered trademarks. The loss or abandonment of the Federally registered names “Nordstrom” or “Façonnable” would materially impact the business of the Company. The loss or abandonment of the Federally registered trademarks “Brass Plum”, “Caslon”, “Classiques Entier” and “Halogen” may impact the business of the Company, but not in a material manner. With the exception of the above mentioned Federally registered trademarks, the loss or abandonment of any particular trademark would have little, if any, impact on the business of the Company.

Due to the Company’s anniversary sale in July and holidays in December, sales are higher in the second and fourth quarters of the fiscal year than in the first and third quarters. During the fiscal year ended January 31, 2002, the Company regularly employed on a full or part-time basis an average of approximately 43,000 employees. Due to the seasonal nature of the Company’s business, employment increased to approximately 50,000 employees in July, 2001 and 45,000 in December, 2001.

3 of 22

Item 1. Business (continued)

The Company’s business is highly competitive. Its stores compete with other national, regional and local retail establishments within its operating areas which carry similar lines of merchandise, including department stores, specialty stores, boutiques, and mail order and Internet businesses. The Company’s specific competitors vary from market to market. The Company believes the principal methods of competing in its industry include customer service, value, fashion, advertising, store location and depth of selection.

Certain other information required under Item 1 is contained within the following sections of the Company’s 2001 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

Management’s Discussion and Analysis

Note 1 in Notes to Consolidated Financial Statements

Note 17 in Notes to Consolidated Financial Statements

Note 20 in Notes to Consolidated Financial Statements

Retail Store Facilities

4 of 22

Executive Officers of the Registrant*

			Officer	Family
Name	Age	Title	Since	Relationship

Jammie Baugh	48	Executive Vice President	1990	None
Laurie M. Black	42	Executive Vice President	1997	None
Mark S. Brashear	40	Executive Vice President	2001	None
Dale Cameron	53	Executive Vice President	1985	None
Robert E. Campbell	46	Vice President and Treasurer	1999	None
Linda Toschi Finn	54	Executive Vice President	1998	None
Kevin T. Knight	46	Executive Vice President, Chairman and Chief Executive Officer of Nordstrom fsb, and President of Nordstrom Credit, Inc.	1998	None
Michael G. Koppel	45	Executive Vice President and Chief Financial Officer	1999	None
Llynn (Len) A. Kuntz	41	Executive Vice President	1998	None
Robert J. Middlemas	45	Executive Vice President	1993	None
Blake W. Nordstrom	41	President	1991	Brother of Erik B. and Peter E. Nordstrom; son of Bruce A. Nordstrom, a Director of the Company; and nephew of D. Wayne Gittinger, a Director of the Company.
Bruce A. Nordstrom	68	Chairman of the Board of Directors	1966	Father of Blake W., Erik B. and Peter E. Nordstrom; cousin of John N. Nordstrom, a Director of the Company and Brother- in-law of D. Wayne Gittinger, a Director of the Company.
Erik B. Nordstrom	38	Executive Vice President	1995	Brother of Blake W. and Peter E. Nordstrom; son of Bruce A. Nordstrom, a Director of the Company; and nephew of D. Wayne Gittinger, a Director of the Company.

5 of 22

Executive Officers of the Registrant* (continued)

Peter E. Nordstrom	39	Executive Vice President	1995	Brother of Blake W. and Erik B. Nordstrom; son of Bruce A. Nordstrom, a Director of the Company; and nephew of D. Wayne Gittinger, a Director of the Company.
James R. O’Neal	43	Executive Vice President	1997	None
R. Michael Richardson	45	Vice President and Chief Information Officer	2001	None
K.C. (Karen) Shaffer	47	Executive Vice President	2001	None
Joel T. Stinson	52	Executive Vice President and Chief Administrative Officer	1996	None
Delena M. Sunday	41	Executive Vice President	1998	None
Geevy S.K. Thomas	37	Executive Vice President	1998	None

Jammie Baugh was named Executive Vice President of Human Resources in February 2000. Prior thereto, she served as Executive Vice President and Northwest General Manager since May 1997, Executive Vice President and General Manager Southern California since 1991, and Vice President and General Manager Southern California since 1990.

Laurie M. Black was named Executive Vice President and President of Nordstrom Rack in December 2001. Prior thereto, she served as Vice President and Corporate Merchandise Manager for Specialized from May 2000 to December 2001, as Vice President and Northwest Divisional Merchandise Manager for Specialized and Accessories from April 1999 to April 2000, and as Vice President and Northwest/Southwest Divisional Merchandise Manager for Specialized from February 1997 to March 1999. Prior thereto Ms. Black held various merchandise management positions within the Company since 1988.

Mark S. Brashear was named Executive Vice President and President of Façonnable in December 2001. Prior thereto, he served as Executive Vice President and Southwest General Manager of the Full-line Store Group from February 2001 to December 2001, and as Division Vice President and Strategic Planning Manager of the Southwest Business Unit from April 1999 to February 2001. Mr. Brashear has been responsible for strategic planning since February 1998, when he was named Strategic Planning Manager for California and the Southwest. Prior thereto, Mr. Brashear held various store management positions with the Company.

Dale Cameron was named Executive Vice President and Corporate Merchandise Manager, Cosmetics, in February 1998. Prior thereto, she served as Vice President, and Corporate Merchandise Manager, Cosmetics and Gifts since March 1985.

6 of 22

Executive Officers of the Registrant* (continued)

Robert E. Campbell was named Vice President of Strategy and Planning and Treasurer in May 1999. Prior thereto, he was involved with corporate strategy and planning and was responsible for the Company’s investor relations function since March 1998, and served as Manager of Financial Analysis since February 1997. Prior to joining Nordstrom Inc., Mr. Campbell served in a number of financial positions with restaurant and retail companies based on the West Coast.

Linda Toschi Finn was named Executive Vice President of Marketing in September 2000. She was promoted to Vice President and Marketing Director for the Full-line Stores Group in October 1999. Ms. Finn has been responsible for the development of the Company’s marketing strategies since February 1998 when she was named Vice President of Sales Promotion. Prior thereto, she held various management positions with the Company in the areas of corporate advertising and sales promotion.

Kevin T. Knight has been an Executive Vice President of Nordstrom, Inc. since September 2000, and also serves as Chairman and Chief Executive Officer of Nordstrom fsb, President of Nordstrom Credit, Inc., and, as of February 2000, President of Nordstrom Credit Group. Prior thereto, he served as Vice President of Nordstrom, Inc. and President of Nordstrom fsb (formerly Nordstrom National Credit Bank), President of Nordstrom Credit, Inc., and General Manager of the credit business unit since April 1998. Prior to joining Nordstrom, he was Senior Vice President of Retailer Financial Services, a unit of General Electric Capital Corporation, since 1995. Prior thereto, he held various positions with General Electric since 1977.

Michael G. Koppel was named Executive Vice President and Chief Financial Officer in May 2001. Prior thereto he served as Vice President, Corporate Controller and Principal Accounting Officer from August 1999 to May 2001. Prior to joining Nordstrom, Mr. Koppel served as Chief Operating Officer of CML Group, a specialty retail holding company. From 1997 through 1998, he was Chief Financial Officer of Lids Corporation, a mall based specialty retailer, and from 1984 through 1997 he held a number of financial positions with the May Department Stores, most recently as Vice President-Controller of its Filenes division.

Llynn (Len) A. Kuntz was named Executive Vice President and Washington/Alaska Regional Manager in November 2001. Prior thereto he served as Executive Vice President and Northwest General Manager of the Full-line Stores Group from February 2001 to November 2001,as Vice President and Director of the Full-line Stores Strategy Group from May 1999 to February 2001, as Vice President and East Coast Regional Manager from February 1998 to May 1999, and as General Manager of the Northeast Region from 1995 to February 1998.

Robert J. Middlemas was named Executive Vice President and Central States Regional Manager in November 2001. Prior thereto he served as Executive Vice President and Central States General Manager from November 1997 to November 2001, and as Vice President and Central States General Manager from 1993 to November 1997.

Blake W. Nordstrom was named President of the Company in August 2000. From February 2000 until his appointment as President, he served as Executive Vice President and President of Nordstrom Rack. Prior thereto, he served as Co-President responsible for credit, community relations, operations, shoes and Nordstrom Rack business units since June 1995 and as Vice President and General Manager Washington/Alaska since 1991.

7 of 22

Executive Officers of the Registrant* (continued)

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

Peter E. Nordstrom was named Executive Vice President and President of Full-line Stores in September 2000. Prior thereto, he served as Executive Vice President and Director of Full-line Store Merchandise Strategy for children’s apparel, cosmetics, junior apparel, lingerie, hosiery, men’s apparel and women’s active wear since February 2000, as Co-President responsible for sales promotion, human resources, and diversity affairs since June 1995, and as Regional Manager of the Orange County area since 1991.

James R. O’Neal was named Executive Vice President and President of Nordstrom Product Group in December 2001. From August 2000 until December 2001 he served as Executive Vice President and General Manager of the East Coast. Prior thereto, he served as Executive Vice President and Southwest General Manager since November 1997, as Vice President — Northern California since February 1997, as General Manager Northern California from 1995 to 1997, and as City Regional Manager from 1993 to 1995.

R. Michael Richardson was named Vice President and Chief Information Officer in February 2001. Prior thereto, he served as Chief Information Officer since September 2000. From April 2000 to September 2000 Mr. Richardson was not employed by the Company. Prior to his departure from the Company, he served as Division Vice President of Enterprise Development and Architecture since October 1998, and as IT Development Manager of the Nordstrom Product Group since October 1997. Mr. Richardson has also served as IT Development Manager for various corporate departments since 1992.

K.C. (Karen) Shaffer was named Executive Vice President and Nordstrom Rack Northwest Regional Manager in December 2001. Prior thereto she served as Executive Vice President and Nordstrom Rack General Merchandise Manager from February 2001 to December 2001, as Division Vice President and Nordstrom Rack Northwest Regional Manager from April 1999 to February 2001, and as Nordstrom Rack Northwest Regional Manager from June 1998 to April 1999. Prior thereto, Ms. Shaffer held various management positions with the Company at the department, store and regional levels.

Joel T. Stinson was named Executive Vice President and Chief Administrative Officer in September 2000. Prior thereto, he served as Vice President of Operations since May 1995 and as Corporate Operations Manager since 1993.

Delena M. Sunday was named Executive Vice President of Diversity Affairs in September 2000. Ms. Sunday has been responsible for the Company’s diversity initiatives since 1996 when she was named Director of Diversity Affairs and then promoted to Vice President of Diversity Affairs in February 1998. Prior thereto, Ms. Sunday held various management positions with the Company at the department, store and regional levels.

8 of 22

Executive Officers of the Registrant* (continued)

Geevy S.K. Thomas was named Executive Vice President and South Regional Manager in November 2001. Prior thereto he served as Executive Vice President and General Merchandise Manager of Full-line Stores from February 2001 to November 2001, as Executive Vice President of Full-line Stores and Director of Merchandising Strategy from February 2000 to February 2001, as Vice President and Director of Merchandising Strategy from May 1999 to February 2000, as Vice President and Regional Manager of Orange County and Los Angeles from February 1998 to May 1999, and as General Manager of Los Angeles from February 1997 to February 1998. Prior to February 1997 Mr. Thomas held various general, regional and store management positions with the Company.

The officers are appointed annually by the Board of Directors following each year’s Annual Meeting of Shareholders. Officers serve at the discretion of the Board of Directors.

*As of January 31, 2002.

Item 2. Properties.

     The following table summarizes the number of retail stores owned or operated by the Company and the percentage of total store area represented by each listed category at January 31, 2002:

	Number of	% of total store
	stores	square footage

Owned stores	26	24%
Leased stores	95	34
Owned on leased land	33	40
Partly owned & partly leased	2	2

	156	100%

The Company also operates 7 merchandise distribution centers located throughout the U.S. which are utilized by the Retail Stores segment, six of which are owned and one of which is leased. The Catalog/Internet segment utilizes one fulfillment center which is owned on leased land. The Company owns its principal offices in Seattle, Washington, and an office building in the Denver, Colorado metropolitan area that serves as the principal offices of Nordstrom fsb and Nordstrom Credit, Inc.

Certain other information required under this item is included in the following sections of the Company’s 2001 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

Note 10 in Notes to Consolidated Financial Statements

Note 13 in Notes to Consolidated Financial Statements

Retail Store Facilities

Item 3. Legal Proceedings.

The information required under this item is included in the following section of the Company’s 2001 Annual Report to Shareholders, which section is incorporated by reference herein from Exhibit 13.1 of this report:

Note 21 in Notes to Consolidated Financial Statements

Item 4. Submission of Matters to a Vote of Security Holders.

     None

9 of 22

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

The Company’s Common Stock, without par value, is traded on the New York Stock Exchange under the symbol “JWN.” The approximate number of holders of Common Stock as of March 18, 2002 was 76,000.

Certain other information required under this item with respect to stock prices and dividends is included in the following sections of the Company’s 2001 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

Financial Highlights

Consolidated Statements of Shareholders’ Equity

Note 22 in Notes to Consolidated Financial Statements

Item 6. Selected Financial Data.

The information required under this item is included in the following sections of the Company’s 2001 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

Note 1 in Notes to Consolidated Financial Statements

Eleven-Year Statistical Summary

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required under this item is included in the following section of the Company’s 2001 Annual Report to Shareholders, which section is incorporated by reference herein from Exhibit 13.1 of this report:

Management’s Discussion and Analysis

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk from changes in interest rates. In seeking to minimize risk, the Company manages exposure through its regular operating and financing activities. The Company does not use financial instruments for trading or other speculative purposes and is not party to any leveraged financial instruments.

The Company manages interest rate exposure through its mix of fixed and variable rate borrowings. Short-term borrowing and investing activities generally bear interest at variable rates, but because they have maturities of three months or less, the Company believes that the risk of material loss is low, and that the carrying amount approximates fair value.

In addition, the Company has outstanding at January 31, 2002 a variable rate construction loan obligation and $300 million of 8.95% fixed-rate debt converted to variable rate through the use of an interest rate swap. The Company is currently refinancing the construction loan obligation and expects the agreement to close in April 2002 with a fixed interest rate. The interest rate swap reduces interest payments on the Company’s highest fixed-rate debt by taking advantage of the current low interest rates. A shift in future interest rates could adversely affect the amount of interest paid through this swap agreement.

10 of 22

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

The majority of the Company’s revenue, expense and capital expenditures are transacted in United States dollars. However, the Company periodically enters into foreign currency purchase orders for apparel and shoes denominated in Euros. The Company uses forward contracts to hedge against fluctuations in foreign currency prices. The amounts of these contracts are immaterial. The use of derivatives is limited to only those financial instruments that have been authorized by the Company’s Chief Financial Officer and approved by the Finance Committee.

In addition, the functional currency of Façonnable, S.A. of Nice, France is the Euro. Assets and liabilities of Façonnable are translated into U.S. dollars at the exchange rate prevailing at the end of the period. Income and expenses are translated into U.S. dollars at the exchange rate prevailing on the respective dates of the transactions. The effects of changes in foreign currency exchange rates are included in other comprehensive earnings.

The table below presents information about our financial instruments that are sensitive to changes in interest rates, which consist of debt obligations and interest rate swaps for the year ended January 31, 2002. For debt obligations, the table presents principal amounts, at book value, by maturity date, and related weighted average interest rates, excluding construction loan obligations. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

								Fair Value
							Total at	of liabilities
							January 31,	January 31,
Dollars in thousands	2002	2003	2004	2005	2006	Thereafter	2002	2002

Long-term debt
Fixed	$78,227	$1,854	$1,812	$400,794	$300,608	$556,797	$1,340,092	$1,289,000
Average interest rate	7.2%	6.7%	6.8%	8.4%	4.8%	6.4%	6.7%
Interest rate swap
Fixed to variable	—	—	—	$300,000	—	—	$300,000	$5,000
Average pay rate				6.9%			6.9%
Average receive rate				9.0%			9.0%

Certain other information required under this item is included in the following sections of the Company’s 2001 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

Note 1 in Notes to Consolidated Financial Statements

Note 7 in Notes to Consolidated Financial Statements

Note 11 in Notes to Consolidated Financial Statements

Note 12 in Notes to Consolidated Financial Statements

Note 22 in Notes to Consolidated Financial Statements

11 of 22

Item 8. Financial Statements and Supplementary Data.

The information required under this item is included in the following sections of the Company’s 2001 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

Consolidated Statements of Earnings

Consolidated Balance Sheets

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Independent Auditors’ Report

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

12 of 22

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required under this item with respect to the Company’s Directors and compliance with Section 16(a) of the Exchange Act is included in the following sections of the Company’s Proxy Statement for its 2002 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company’s fiscal year:

Election of Directors

Compliance with Section 16 of the Exchange Act of 1934

The information required under this item with respect to the Company’s Executive Officers is incorporated by reference from Part I, Item 1 of this report under “Executive Officers of the Registrant.”

Item 11. Executive Compensation.

The information required under this item is included in the following sections of the Company’s Proxy Statement for its 2002 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company’s fiscal year:

Compensation of Executive Officers in the Year Ended January 31, 2002

Compensation and Stock Option Committee Report on the Fiscal Year Ended January 31, 2002

Stock Price Performance

Compensation of Directors

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required under this item is included in the following section of the Company’s Proxy Statement for its 2002 Annual Meeting of Shareholders, which section is incorporated by reference herein and will be filed within 120 days after the end of the Company’s fiscal year:

Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions.

The information required under this item is included in the following sections of the Company’s Proxy Statement for its 2002 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company’s fiscal year:

Election of Directors

Certain Relationships and Related Transactions

13 of 22

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)1. Financial Statements

The following consolidated financial information and statements of Nordstrom, Inc. and its subsidiaries and the Independent Auditors’ Report are incorporated by reference herein from Exhibit 13.1 of this report:

Consolidated Statements of Earnings

Consolidated Balance Sheets

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Independent Auditors’ Report

(a)2. Financial Statement Schedules

Page

Independent Auditors’ Consent and Report on Schedule	21
Schedule II — Valuation and Qualifying Accounts	22
Other schedules for which provision is made in Regulation S-X are not required, are inapplicable, or the information is included in the Company’s 2001 Annual Report to Shareholders as incorporated by reference herein from Exhibit 13.1 of this report

(a)3. Exhibits

(3.1)	Articles of Incorporation of the Registrant, as amended and restated, are hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 1999, Exhibit 3.1.
(3.2)	By-laws of the Registrant, as amended and restated on February 25, 2002, are filed herein as an Exhibit.
(4.1)	Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated March 11, 1998 is hereby incorporated by reference from Registration No. 333-47035, Exhibit 4.1.
(4.2)	Senior indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated January 13, 1999 is hereby incorporated by reference from Registration No. 333-69281, Exhibit 4.3.
(4.3)	Form of Subordinated Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated January 13, 1999 is hereby incorporated by reference from Registration No. 333-69281, Exhibit 4.4.

14 of 22

(a)3. Exhibits (continued)

(10.1)	Merchant Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1991, Exhibit 10.1.
(10.2)	The Nordstrom Supplemental Retirement Plan is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 1993, Exhibit 10.3.
(10.3)	The 1993 Non-Employee Director Stock Incentive Plan is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 1994, Exhibit 10.4.
(10.4)	Investment Agreement dated October 8, 1984 between the Registrant and Nordstrom Credit, Inc. is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10, Exhibit 10.1.
(10.5)	Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.1.
(10.6)	First Amendment to the Master Pooling and Servicing Agreement dated August 14, 1996, between Nordstrom fsb and Wells Fargo Bank West, N.A., as trustee, dated March 1, 2000 is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, Exhibit 10.4.
(10.7)	Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank, Nordstrom Credit, Inc. and Norwest Bank Colorado, N.A., as trustee, is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.2.
(10.8)	First amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank, Nordstrom Credit, Inc. and Norwest Bank Colorado, N.A., as trustee, dated December 10, 1997 is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 1998, Exhibit 10.13.
(10.9)	Second Amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996, between Nordstrom Credit, Inc., Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, dated February 25, 1999, is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-Q for the quarter ended April 30, 1999, Exhibit 10.1.
(10.10)	Third Amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996, between Nordstrom Credit, Inc., Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, dated October 1, 2001 is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.11.

15 of 22

(a)3. Exhibits (continued)

(10.11)	Transfer and Administration Agreement dated August 14, 1996 between Nordstrom National Credit Bank, Enterprise Funding Corporation and Nationsbank, N.A. is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.3.
(10.12)	First Amendment to the Transfer and Administration Agreement dated August 14, 1996 between Enterprise Funding Corporation, Nordstrom National Credit Bank, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A., dated August 19, 1997 is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 1999, Exhibit 10.1.
(10.13)	Second Amendment to the Transfer and Administration Agreement dated August 14, 1996 between Enterprise Funding Corporation, Nordstrom National Credit Bank, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A., dated July 23, 1998 is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 1999, Exhibit 10.2.
(10.14)	Third Amendment to the Transfer and Administration Agreement dated August 14, 1996 between Enterprise Funding Corporation, Nordstrom National Credit Bank, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A., dated August 11, 1999 is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, Exhibit 10.1.
(10.15)	Fourth Amendment to the Transfer and Administration Agreement dated August 14, 1996 between Enterprise Funding Corporation, Nordstrom fsb, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A., dated March 1, 2000 is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, Exhibit 10.2.
(10.16)	Fifth Amendment to the Transfer and Administration Agreement dated August 14, 1996 between Enterprise Funding Corporation, Nordstrom fsb, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A., dated July 20, 2000 is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, Exhibit 10.3.
(10.17)	Receivables Purchase Agreement dated August 14, 1996 between Registrant and Nordstrom Credit, Inc. is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 1997, Exhibit 10.12.
(10.18)	The Nordstrom, Inc. 1997 Stock Option Plan is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 1999, Exhibit 10.4.
(10.19)	The Nordstrom, Inc. Profit Sharing and Employee Deferral Retirement Plan is hereby incorporated by reference from the Registrant’s Report on Form S-8, Registration No. 333-79791 filed on June 2, 1999.

16 of 22

(a)3. Exhibits (continued)

(10.20)	Amended and Restated Revolving Credit Facility between Registrant and a group of commercial banks, dated October 15, 1999 is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended October 31, 1999, Exhibit 10.1.
(10.21)	Commercial Paper Dealer Agreement dated October 2, 1997 between Registrant and Bancamerica Securities, Inc. is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.1.
(10.22)	Commercial Paper Agreement dated October 2, 1997 between Registrant and Credit Suisse First Boston Corporation is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.2.
(10.23)	Issuing and Paying Agency Agreement dated October 2, 1997 between Registrant and First Trust of New York, N.A. is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.3.
(10.24)	Joint Venture Agreement between Nordstrom, Inc. and Nordstrom.com, Inc. dated as of August 24, 1999 is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2000, Exhibit 10.21.
(10.25)	Credit Agreement dated as of February 29, 2000, between 1700 Seventh L.P., several lenders from time to time party thereto, with Bank of America, N.A. as Administrative Agent and as Project Administrative Agent, is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2000, Exhibit 10.22.
(10.26)	Guaranty Agreement dated as of February 29, 2000, between Registrant, Bank of America, N.A., and the Lenders party to the Credit Agreement(described in 10.25 above), is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2000, Exhibit 10.23.
(10.27)	Share Purchase and Contribution Agreement dated as of September 27, 2000 by and among Nordstrom, Inc., Nordstrom European Capital Group, and the Selling Shareholders of Façonnable, S.A., is hereby incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-50028 filed on November 15, 2000.
(10.28)	Amendment to the Share Purchase and Contribution Agreement dated as of September 27, 2000 by and among Nordstrom, Inc., Nordstrom European Capital Group, and the Selling Shareholders of Façonnable, S.A., dated October 20, 2000 is hereby incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-50028 filed on November 15, 2000.
(10.29)	The Put Agreement dated November 1, 1999 between Nordstrom, Inc. and the holders of the Series C Preferred Stock of Nordstrom.com, Inc. is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, Exhibit 10.3.

17 of 22

(a)3. Exhibits (continued)

(10.30)	Amended and Restated Revolving Credit Facility between Registrant and a group of commercial banks, dated November 20, 2001 is filed herein as an Exhibit.
(10.31)	Receivables Purchase Agreement dated October 1, 2001 between Nordstrom Credit, Inc. and Nordstrom Private Label Receivables, LLC is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.21.
(10.32)	Transfer and Servicing Agreement dated October 1, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Wells Fargo Bank Minnesota, N.A., and Nordstrom Private Label Credit Card Master Note Trust is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.22.
(10.33)	Master Indenture dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee, is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.23.
(10.34)	Series 2001-1 Indenture Supplement dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee, is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.24.
(10.35)	Series 2001-2 Indenture Supplement dated December 4, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee, is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.25.
(10.36)	Amended and Restated Trust Agreement dated October 1, 2001 between Nordstrom Private Label Receivables, LLC, and Wilmington Trust Company, as trustee, is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.26.
(10.37)	Performance Undertaking dated September 28, 2001 between Registrant and Bank One, N.A., is filed herein as an Exhibit.
(10.38)	Performance Undertaking dated December 4, 2001 between Registrant and Bank One, N.A., is filed herein as an Exhibit.
(13.1)	The Company’s 2001 Annual Report to Shareholders is filed herein as an Exhibit.
(21.1)	List of the Registrant’s Subsidiaries is filed herein as an Exhibit.
(23.1)	Independent Auditors’ Consent and Report on Schedule is on page 21 of this report.

18 of 22

(a)3. Exhibits (continued)

All other exhibits are omitted because they are not applicable, not required, or because the required information is included in the Company’s 2001 Annual Report to Shareholders.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period for which this report is filed.

19 of 22

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORDSTROM, INC. (Registrant)

/s/	Michael G. Koppel

Michael G. Koppel Executive Vice President and Chief Financial Officer

Date: April 18, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Principal Financial and Accounting Officer:		Principal Executive Officer:

/s/	Michael G. Koppel	/s/	Bruce A. Nordstrom

	Michael G. Koppel Executive Vice President and Chief Financial Officer		Bruce A. Nordstrom Chairman of the Board of Directors and Director

Directors:

/s/	D. Wayne Gittinger	/s/	John N. Nordstrom

	D. Wayne Gittinger Director		John N. Nordstrom Director

/s/	Enrique Hernandez, Jr.	/s/	Alfred E. Osborne, Jr.

	Enrique Hernandez, Jr. Director		Alfred E. Osborne, Jr. Director

/s/	Alison A. Winter	/s/	William D. Ruckelshaus

	Alison A. Winter Director		William D. Ruckelshaus Director

/s/	John A. McMillan	/s/	Bruce G. Willison

	John A. McMillan Director		Bruce G. Willison Director

Date: April 18, 2002

20 of 22

Exhibit 23.1

INDEPENDENT AUDITORS’ CONSENT AND REPORT ON SCHEDULE

Shareholders and Board of Directors
Nordstrom, Inc.

We consent to the incorporation by reference in Registration Statement Nos. 33-18321, 333-63403, 333-40064, 333-40066 and 333-79791 on Form S-8 and in Registration Statement Nos. 333-69281 and 333-50028 on Form S-3 of Nordstrom, Inc. of our reports dated March 25, 2002 appearing in and incorporated by reference in this Annual Report on Form 10-K of Nordstrom, Inc. and subsidiaries for the year ended January 31, 2002.

We have audited the consolidated financial statements of Nordstrom, Inc. and subsidiaries as of January 31, 2002 and 2001, and for each of the three years in the period ended January 31, 2002, and have issued our report thereon dated March 25, 2002; such financial statements and report are included in your 2001 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Nordstrom, Inc. and subsidiaries, listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Deloitte & Touche LLP
Seattle, Washington
April 18, 2002

21 of 22

NORDSTROM, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Column A	Column B	Column C	Column D		Column E

		Additions

	Balance at	Charged to			Balance
	beginning	costs and			at end of
Description	of period	expenses	Deductions		period

Allowance for doubtful accounts:
Year ended:
January 31, 2002	$16,531	$34,750	$27,003	(A)	$24,278
January 31, 2001	$15,838	$20,369	$19,676	(A)	$16,531
January 31, 2000	$24,543	$11,707	$20,412	(A)	$15,838
Allowance for sales return, net:
Year ended:
January 31, 2002	$33,702	$497,662	$499,643	(B)	$31,721
January 31, 2001	$25,981	$520,080	$512,359	(B)	$33,702
January 31, 2000	$28,123	$466,352	$468,494	(B)	$25,981

(A)	Deductions consist of write-offs of uncollectible accounts, net of recoveries

(B)	Deductions consist of actual returns net of related costs and commissions

22 of 22

NORDSTROM INC. AND SUBSIDIARIES

Exhibit Index

Exhibit		Method of Filing

3.1	Articles of Incorporation as amended and restated	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 1999, Exhibit 3.1.
3.2	By-laws, as amended and restated on February 25, 2002	Filed herewith electronically
4.1	Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated March 11, 1998	Incorporated by reference from Registration No. 333- 47035, Exhibit 4.1
4.2	Senior indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated January 13, 1999	Incorporated by reference from Registration No. 333- 69281, Exhibit 4.3
4.3	Form of Subordinated Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated January 13, 1999	Incorporated by reference from Registration No. 333- 69281, Exhibit 4.4
10.1	Merchant Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1991, Exhibit 10.1
10.2	Nordstrom Supplemental Retirement Plan	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 1993, Exhibit 10.3
10.3	1993 Non-Employee Director Stock Incentive Plan	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 1994, Exhibit 10.4
10.4	Investment Agreement dated October 8, 1984 between the Registrant and Nordstrom Credit, Inc.	Incorporated by reference from the Nordstrom Credit, Inc. Form 10, Exhibit 10.1.
10.5	Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.1
10.6	First Amendment to the Master Pooling and Servicing Agreement dated August 14, 1996, between Nordstrom fsb and Wells Fargo Bank West, N.A., as trustee, dated March 1, 2000	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2000, Exhibit 10.4

Exhibit		Method of Filing

10.7	Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank, Nordstrom Credit, Inc. and Norwest Bank Colorado, N.A., as trustee	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.2
10.8
First amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank, Nordstrom Credit, Inc. and Norwest Bank Colorado, N.A., as trustee, dated December 10, 1997
Incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 1998, Exhibit 10.13
10.9
Second Amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996, between Nordstrom Credit, Inc., Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, dated February 25, 1999
Incorporated by reference from the Nordstrom Credit, Inc. Form 10-Q for the quarter ended April 30, 1999, Exhibit 10.1
10.10
Third Amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996, between Nordstrom Credit, Inc., Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, dated October 1, 2001
Incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.11
10.11	Transfer and Administration Agreement dated August 14, 1996 between Nordstrom National Credit Bank, Enterprise Funding Corporation and Nationsbank, N.A	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.3
10.12
First Amendment to the Transfer and Administration Agreement dated August 14, 1996 between Enterprise Funding Corporation, Nordstrom National Credit Bank, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A., dated August 19, 1997
Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 1999, Exhibit 10.1
10.13
Second Amendment to the Transfer and Administration Agreement dated August 14, 1996 between Enterprise Funding Corporation, Nordstrom National Credit Bank, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A., dated July 23, 1998
Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 1999, Exhibit 10.2

Exhibit		Method of Filing

10.14
Third Amendment to the Transfer and Administration Agreement dated August 14, 1996 between Enterprise Funding Corporation, Nordstrom National Credit Bank, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A., dated August 11, 1999
Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2000, Exhibit 10.1
10.15
Fourth Amendment to the Transfer and Administration Agreement dated August 14, 1996 between Enterprise Funding Corporation, Nordstrom fsb, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A., dated March 1, 2000
Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2000, Exhibit 10.2
10.16
Fifth Amendment to the Transfer and Administration Agreement dated August 14, 1996 between Enterprise Funding Corporation, Nordstrom fsb, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A., dated July 20, 2000
Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2000, Exhibit 10.3
10.17	Receivables Purchase Agreement dated August 14, 1996 between Registrant and Nordstrom Credit, Inc.	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 1997, Exhibit 10.12
10.18	1997 Nordstrom Stock Option Plan	Incorporated by reference from the Registrant’s Form 10-Q for the quarter Ended April 30, 1999, Exhibit 10.4
10.19	The Nordstrom, Inc. Profit Sharing and Employee Deferral Retirement Plan	Incorporated by reference from the Registrant’s Report on Form S-8, Registration No. 333-79791 filed on June 2, 1999
10.20	Amended and Restated Revolving Credit Facility between Registrant and a group of commercial banks, dated October 15, 1999	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended October 31, 1999, Exhibit 10.1
10.21	Commercial Paper Dealer Agreement dated October 2, 1997 between Registrant and Bancamerica Securities, Inc.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.1
10.22	Commercial Paper Agreement dated October 2, 1997 between Registrant and Credit Suisse First Boston Corporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.2

Exhibit		Method of Filing

10.23	Issuing and Paying Agency Agreement dated October 2, 1997 between Registrant and First Trust of New York, N.A	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.3
10.24	Joint Venture Agreement between Nordstrom, Inc. and Nordstrom.com, Inc. dated as of August 24, 1999	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2000, Exhibit 10.21
10.25
Credit Agreement dated as of February 29, 2000, between 1700 Seventh L.P., several lenders from time to time party thereto, with Bank of America, N.A. as Administrative Agent and as Project Administrative Agent
Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2000, Exhibit 10.22
10.26	Guaranty Agreement dated as of February 29, 2000, between Registrant, Bank of America, N.A., and the Lenders party to the Credit Agreement(described in 10.25 above)	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2000, Exhibit 10.23
10.27	Share Purchase and Contribution Agreement dated as of September 27, 2000 by and among Nordstrom, Inc., Nordstrom European Capital Group, and the Selling Shareholders Of Façonnable, S.A.	Incorporated by reference from the Registrant’s Form S-3, Registration No. 333- 50028 filed on November 15, 2000, Exhibit 2.1
10.28
Amendment to the Share Purchase and Contribution Agreement dated as of September 27, 2000 by and among Nordstrom, Inc., Nordstrom European Capital Group, and the Selling Shareholders of Façonnable, S.A., dated October 20, 2000
Incorporated by reference from the Registrant’s Form S-3, Registration No. 333- 50028 filed on November 15, 2000, Exhibit 2.2
10.29	The Put Agreement dated November 1, 1999 between Nordstrom, Inc. and the holders of the Series C Preferred Stock of Nordstrom.com, Inc.	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended October 31, 2000, Exhibit 10.3
10.30	Amended and Restated Revolving Credit Facility between Registrant and a group of commercial banks, dated November 20, 2001	Filed herewith electronically
10.31	Receivables Purchase Agreement dated October 1, 2001 between Nordstrom, Credit, Inc. and Nordstrom Private Label Receivables, LLC	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.21
10.32
Transfer and Servicing Agreement dated October 1, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Wells Fargo Bank Minnesota, N.A., and Nordstrom Private Label Credit Card Master Note Trust
Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.22

Exhibit		Method of Filing

10.33	Master Indenture dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.23
10.34	Series 2001-1 Indenture Supplement dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.24
10.35	Series 2001-2 Indenture Supplement dated December 4, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.25
10.36	Amended and Restated Trust Agreement dated October 1, 2001 between Nordstrom Private Label Receivables, LLC, and Wilmington Trust Company, as trustee	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.26
10.37	Performance Undertaking dated September 28, 2001 between Registrant and Bank One, N.A.	Filed herewith electronically
10.38	Performance Undertaking dated December 4, 2001 between Registrant and Bank One, N.A.	Filed herewith electronically
13.1	2001 Annual Report to Shareholders	Filed herewith electronically
21.1	Subsidiaries of the Registrant	Filed herewith electronically
23.1	Independent Auditors’ Consent and Report on Schedule	Filed as page 21 of this report