Form 10-Q
period 2002-04-30
NORDSTROM INC
filed 2002-06-07
CIK 72333

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

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


                               YES   X       NO
          _____        _____

Common stock outstanding as of May 31, 2002: 135,070,829 shares of common stock.


















                                   1 of 16

                       NORDSTROM, INC. AND SUBSIDIARIES
                       --------------------------------
                                    INDEX
                                    -----

                                                                  Page
                                                                  Number
PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements (unaudited)

        Condensed Consolidated Statements of Earnings
           Three months ended April 30, 2002
           and 2001                                                  3

        Condensed Consolidated Balance Sheets
           April 30, 2002 and 2001 and
           January 31, 2002                                          4

        Condensed Consolidated Statements of Cash Flows
           Three months ended April 30, 2002
           and 2001                                                  5

        Notes to Condensed Consolidated Financial Statements         6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    11

    Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                            14

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                      15

    Item 6.  Exhibits and Reports on Form 8-K                       15



























                                   2 of 16

                       NORDSTROM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (dollars in thousands except per share amounts)
                                 (unaudited)

                                                           Three Months
                                                         Ended April 30,
                                                      ----------------------
                                                         2002        2001
                                                      ----------  ----------
Net sales                                             $1,245,761  $1,218,040
Cost of sales and related
  buying and occupancy                                  (824,297)   (798,430)
                                                      ----------  ----------
Gross profit                                             421,464     419,610
Selling, general and
  administrative expenses                               (384,875)   (396,706)
                                                      ----------  ----------
Operating income                                          36,589      22,904
Interest expense, net                                    (20,049)    (19,504)
Minority interest purchase                               (42,047)          -
Service charge income
  and other, net                                          33,304      37,155
                                                      ----------  ----------
Earnings before income taxes and cumulative
  effect of accounting change                              7,797      40,555
Income tax expense                                       (19,010)    (15,800)
                                                      ----------  ----------
(Loss) earnings before cumulative effect of
  accounting change                                      (11,213)     24,755
Cumulative effect of accounting change (net of tax)      (13,359)          -
                                                      ----------  ----------
Net (loss) earnings                                   $  (24,572)  $  24,755
                                                      ==========  ==========

Basic (loss) earnings per share                       $     (.18)  $     .18
                                                      ==========  ==========

Diluted (loss) earnings per share                     $     (.18)  $     .18
                                                      ==========  ==========
Cash dividends paid per share
  of common stock outstanding                         $      .09  $      .09
                                                      ==========  ==========

These statements should be read in conjunction with the Notes to Condensed Consolidated Financial Statements contained herein.
















                                   3 of 16

                       NORDSTROM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)
                                 (unaudited)

                                      April 30,   January 31,   April 30,
                                        2002         2002         2001
                                     ----------   ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents          $  211,443   $  331,327   $   18,092
  Accounts receivable, net              667,483      698,475      689,233
  Merchandise inventories               994,136      888,172    1,052,274
  Prepaid expenses                       33,385       34,375       28,601
  Other current assets                  108,707      102,249       90,723
                                     ----------   ----------   ----------
  Total current assets                2,015,154    2,054,598    1,878,923
Land, buildings and equipment, net    1,791,676    1,761,082    1,617,244
Intangible assets, net                  116,431      138,331      142,678
Other assets                            101,169       94,768       70,091
                                     ----------   ----------   ----------
TOTAL ASSETS                         $4,024,430   $4,048,779   $3,708,936
                                     ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                      $      679   $      148   $  141,293
  Accounts payable                      557,854      490,988      538,012
  Accrued salaries, wages
    and related benefits                186,041      236,373      191,764
  Income taxes and other accruals       179,835      142,002      127,483
  Current portion of long-term debt       3,996       78,227       89,336
                                     ----------   ----------   ----------
  Total current liabilities             928,405      947,738    1,087,888
Long-term debt                        1,346,939    1,351,044    1,032,890
Deferred lease credits                  369,401      342,046      289,611
Other liabilities                        97,623       93,463       53,462
Shareholders' Equity:
  Common stock, no par:
    250,000,000 shares authorized;
    134,997,563, 134,468,608 and
    134,013,395 shares issued
    and outstanding                     349,593      341,316      334,176
  Unearned stock compensation            (2,513)      (2,680)      (3,543)
  Retained earnings                     938,520      975,203      911,491
  Accumulated other comprehensive
    earnings (loss)                      (3,538)         649        2,961
                                     ----------   ----------   ----------
  Total shareholders' equity          1,282,062    1,314,488    1,245,085
                                     ----------   ----------   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY               $4,024,430   $4,048,779   $3,708,936
                                     ==========   ==========   ==========

These statements should be read in conjunction with the Notes to Condensed Consolidated Financial Statements contained herein.








                                   4 of 16

                            NORDSTROM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (dollars in thousands)
                                      (unaudited)

                                                                  Three Months
                                                                 Ended April 30,
                                                             ----------------------
                                                               2002          2001
                                                             --------      --------
OPERATING ACTIVITIES:
  Net (loss) earnings                                        $(24,572)      $24,755
  Adjustments to reconcile net (loss) earnings to net
  cash provided by (used for) operating activities:
    Depreciation and amortization                              55,290        50,937
    Amortization of intangible assets                               -         1,169
    Amortization of deferred lease credits and other, net      (4,333)         (348)
    Stock-based compensation expense                            1,131         1,628
    Deferred income taxes, net                                (11,969)         (852)
    Impairment of intangibles                                  21,900             -
    Change in:
       Accounts receivable, net                                31,790        32,011
       Merchandise inventories                               (139,658)     (110,712)
       Prepaid expenses                                         1,786         1,940
       Other assets                                               (39)         (409)
       Accounts payable                                       109,569        58,044
       Accrued salaries, wages and related benefits           (51,246)      (44,143)
       Income taxes and other accruals                         37,632       (26,090)
       Other liabilities                                        3,310           374
                                                             --------      --------
Net cash provided by (used for) operating activities           30,591       (11,696)
                                                             --------      --------
INVESTING ACTIVITIES:
  Capital expenditures                                        (96,827)      (54,243)
  Additions to deferred lease credits                          32,692        17,951
  Other, net                                                   (1,413)       (4,964)
                                                             --------      --------
Net cash used for investing activities                        (65,548)      (41,256)
                                                             --------      --------
FINANCING ACTIVITIES:
  Increase in notes payable                                       531        58,233
  Proceeds from long-term borrowings                              431           391
  Principal payments on long-term debt                        (81,874)       (3,047)
  Proceeds from issuance of common stock                        8,096         3,562
  Cash dividends paid                                         (12,111)      (12,042)
  Purchase and retirement of common stock                           -        (1,312)
                                                             --------      --------
Net cash provided by financing activities                     (84,927)       45,785
                                                             --------      --------
Net decrease in cash and cash equivalents                    (119,884)       (7,167)
Cash and cash equivalents at beginning of period              331,327        25,259
                                                             --------      --------
Cash and cash equivalents at end of period                   $211,443       $18,092
                                                             ========      ========


These statements should be read in conjunction with the Notes to Condensed Consolidated Financial Statements contained herein.











                                   5 of 16

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
---------------------
The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the 2001 Nordstrom, Inc. Annual Report. The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows have been included and are of a normal, recurring nature.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Due to the seasonal nature of the retail industry, quarterly results are not necessarily indicative of the results for the fiscal year.

Recent Accounting Pronouncements
--------------------------------
In February 2002, we adopted the following three pronouncements:

SFAS No. 141 "Business Combinations" - SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of goodwill separate from other intangible assets. Adoption of SFAS No. 141 did not have a material impact on our financial statements.

SFAS No. 142 "Goodwill and Other Intangible Assets" - Under SFAS No. 142, goodwill and intangible assets having indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives. Adoption of SFAS No. 142 resulted in an impairment charge and a reduction in amortization expense for the first quarter of 2002, which is detailed in Note 2 of the Notes to Condensed Consolidated Financial Statements.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"
- SFAS No. 144 retains the fundamental provisions of SFAS No. 121, but establishes new criteria for asset classification and broadens the scope of qualifying discontinued operations. The adoption of this statement did not have a material impact on our financial statements.

Note 2 - Cumulative Effect of Accounting Change

Effective February 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, goodwill and intangible assets having indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives.

In connection with the adoption of SFAS No. 142, we reviewed the classification and useful lives of our intangible assets. Our intangible assets were determined to be either goodwill or indefinite lived tradename.








                                   6 of 16

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)

Note 2 - Cumulative Effect of Accounting Change (Cont.)

As required by SFAS No. 142, we defined our reporting unit as the Faconnable Business Unit, one level below our reportable Retail Stores segment. We then tested our intangible assets for impairment by comparing the fair value of the reporting unit with its carrying value. Fair value was determined using a discounted cash flow methodology. These impairment tests are required to be performed at adoption of SFAS No. 142 and at least annually thereafter. On an ongoing basis we expect to perform our impairment test during our first quarter or when other circumstances indicate we need to do so.

Based on our initial impairment test, we recognized an adjustment to goodwill of $21,900 in the first quarter of 2002, while the tradename was determined not to be impaired. The goodwill adjustment resulted from a reduction in management's estimate of future growth for this reporting unit. The impairment charge recognized this quarter is reflected as a cumulative effect of accounting change.

The changes in the carrying amount of our intangible assets for the quarter ended April 30, 2002, are as follows:

                                               Goodwill      Tradename
                                              ----------     ----------
Balance as of February 1, 2002                $   38,198      $ 100,133
  Impairment losses                              (21,900)             -
                                              ----------     ----------
Balance as of April 30, 2002                  $   16,298      $ 100,133
                                              ==========     ==========

The following table shows the actual results of operations for the quarters ended April 30, 2002 and 2001 as well as pro-forma results adjusted for the exclusion of intangible amortization and the cumulative effect of the accounting change.

                                         Three Months
                                            Ended
                                          April 30,
                                     --------------------
                                        2002       2001
                                     ---------  ---------
Reported net (loss) income           $ (24,572) $  24,755
Intangible amortization,
  net of tax                                 -        713
Cumulative effect of the
  accounting change, net of tax         13,359          -
                                     ---------  ---------
Adjusted net (loss) income           $ (11,213) $  25,468
                                     =========  =========

Basic and diluted earnings per share
 Reported net (loss) income          $    (.18) $    .18
 Intangible amortization,
	net of tax		                     -       .01
 Cumulative effect of the
  accounting change, net of tax            .10         -
                                     ---------  --------
 Adjusted net (loss) income          $    (.08) $    .19
                                     =========  ========




                                   7 of 16

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)

Note 3 - Earnings Per Share

                                        Three Months
                                       Ended April 30,
                                   ------------------------
                                       2002         2001
                                   -----------  -----------
Net (loss) earnings                   $(24,572)     $24,755
Basic shares                       134,702,331  133,855,973
Basic (loss) earnings per share         $(0.18)       $0.18
Dilutive effect of
   stock options and
   restricted stock                          -       65,625
Diluted shares                     134,702,331  133,921,598
Diluted (loss) earnings per share       $(0.18)       $0.18
Antidilutive stock options          12,711,744    9,600,203

Note 4 - Accounts Receivable

The components of accounts receivable are as follows:

                                          April 30,
                                   ------------------------
                                       2002         2001
                                   -----------  -----------
Unrestricted trade receivables        $ 76,367     $685,503
Restricted trade receivables           592,908            -
Other                                   20,994       20,962
Allowance for doubtful accounts        (22,786)     (17,232)
                                   -----------   ----------
Accounts receivable, net              $667,483     $689,233
                                   ===========   ==========

Restricted accounts back the $300 million of Class A notes and the $200 million variable funding note issued by us in November 2001.

Note 5 - Supplementary Cash Flow Information

We own a 49% interest in a limited partnership which constructed a new corporate office building in which we are the primary occupant. During the first quarter of 2002, the limited partnership refinanced its construction loan obligation with an $85,000 mortgage secured by the property, of which $82,011 was included on our balance sheet at April 30, 2002. The obligation has a fixed interest rate of 7.68% and a term of 18 years. The $5,000 difference between the $90,000 outstanding under the original credit facility and the new mortgage was funded by Nordstrom, Inc.

Our financial statements include capitalized costs related to this building of $90,078, and $70,165, which includes noncash amounts of $75,835 and $55,174 as of April 30, 2002 and 2001. The corresponding finance obligation of $87,011 and $66,351 as of April 30, 2002 and 2001 is included in other long-term debt.

We capitalize certain property, plant and equipment during the construction period of commercial buildings which are subsequently derecognized and leased back. During the three months ended April 30, 2001, the noncash activity related to the reclassification of new stores that qualified as sale and leaseback were $17,614.




                                   8 of 16

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)

Note 6 - Segment Reporting

The following tables set forth information for the our reportable segments and a reconciliation to the consolidated totals:

Three months ended             Retail    Credit     Catalog/   Corporate
April 30, 2002                 Stores  Operations   Internet   and Other   Eliminations       Total
Revenues from external
  customers                $1,182,709           -   $63,052            -              -  $1,245,761
Service charge income               -     $31,455         -            -              -      31,455
Intersegment revenues           3,818       9,906         -            -      $ (13,724)          -
Interest expense, net             184       6,439       185      $13,241              -      20,049
Earnings before cumulative
  effect of accounting change  56,934       1,578      (308)     (69,417)             -     (11,213)
Net earnings (loss)            43,575       1,578      (308)     (69,417)             -     (24,572)


Three months ended             Retail    Credit     Catalog/   Corporate
April 30, 2001                 Stores  Operations   Internet   and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Revenues from external
  customers                $1,148,337           -   $69,703            -              -  $1,218,040
Service charge income               -     $36,624         -            -              -      36,624
Intersegment revenues           3,496       5,556         -            -        $(9,052)          -
Interest expense, net             355       6,623       (48)    $ 12,574              -      19,504
Net earnings (loss)            53,663       5,276    (4,247)     (29,937)             -      24,755

Note 7 - Nordstrom.com Put Agreement

On May 13, 2002, we entered into an agreement to purchase the outstanding shares of Nordstrom.com, Inc. series C preferred stock for $70,000. The excess of the purchase price over the fair market value of the preferred stock and professional fees incurred resulted in a one-time charge of $42,047, which was recognized during the quarter. A valuation allowance has been provided for the full amount of the tax benefit of the transaction, as management believes it is not likely that these benefits will be realized. The excess of the fair market value over the book value of the series C preferred stock of Nordstrom.com, Inc. will result in additional goodwill. Subsequent to this transaction, we will own 97% of Nordstrom.com, Inc. Additional charges may be incurred in 2002 related to the integration of the Nordstrom.com business into Nordstrom, Inc.

Note 8 - Subsequent Events

On May 1, 2002, we replaced the $200 million variable funding note backed by VISA credit card receivables ("Visa VFN") with 5-year term notes also backed by the VISA credit card receivables. Class A and B notes with a combined face value of $200 million were issued to third party investors. We used the proceeds to retire the $200 million outstanding on the Visa VFN. Nordstrom fsb retained a Transferor's Interest, subordinated Class C note, and an Interest Only Strip. In accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilties," this debt and the related assets are not reflected in our consolidated balance sheets.












                                    9 of 16

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)

Note 9 - Litigation

Cosmetics
---------
Nordstrom was originally named as a defendant along with other department store and specialty retailers in nine separate but virtually identical class action lawsuits filed in various Superior Courts of the State of California in May, June and July 1998 that have now been consolidated in Marin County state court. In May 2000, plaintiffs filed an amended complaint naming a number of manufacturers of cosmetics and fragrances and two other retailers as additional defendants. Plaintiffs' amended complaint alleges that the retail price of the "prestige" cosmetics sold in department and specialty stores was collusively controlled by the retailer and manufacturer defendants in violation of the Cartwright Act and the California Unfair Competition Act.

Plaintiffs seek treble damages and restitution in an unspecified amount, attorneys' fees and prejudgment interest, on behalf of a class of all California residents who purchased cosmetics and fragrances for personal use from any of the defendants during the period four years prior to the filing of the amended complaint. Defendants, including us, have answered the amended complaint denying the allegations. The retail defendants have produced documents and responded to plaintiffs' other discovery requests, including providing witnesses for depositions. Plaintiffs have not yet moved for class certification. Pursuant to an order of the court, plaintiffs and defendants participated in mediation sessions in May and September 2001.

Washington Public Trust Advocates
---------------------------------
In early 2002, we were named as one of 30 defendants in Washington Public Trust Advocates, ex rel., et al. v. City of Spokane, et al., filed in the Spokane County Superior Court, State of Washington. Plaintiff is a not-for-profit corporation bringing claims on behalf of the City of Spokane and the Spokane Parking Public Development Authority. The claims relate to the River Park Square Mall and Garage Project in Spokane, Washington (the "Project"), which includes a Nordstrom store. The portion of the complaint applicable to us seeks to recover from us the amount of a loan made by the Department of Housing and Urban Development to the developer of the Project. Damages are sought in the amount of $22.75 million, or a lesser amount to the extent that the HUD loan proceeds were used for the construction of the store and not as tenant improvements. Other portions of the complaint seek to invalidate bonds issued to finance the public parking garage serving the Project, terminate the lease of the parking garage by the City of Spokane, and rescind other agreements between the City of Spokane and the developer of the Project, as well as damages from the developer of the Project in unspecified amounts. The Complaint also alleges breach of fiduciary duties by various defendants, including Nordstrom, to the people of the City of Spokane regarding lack of disclosures concerning the developer and the Project. Unspecified damages are sought for this cause of action. We filed a motion to dismiss the lawsuit on which the court has yet to rule.

Other
-----
We are also subject to other ordinary routine litigation incidental to its business and with respect to which no material liability is expected.







                                    10 of 16

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Dollars in Thousands

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the 2001 Annual Report.

RESULTS OF OPERATIONS:
----------------------

Overview
--------
Earnings for the quarter ended April 30, 2002 decreased to a net loss of $24,572 from net income of $24,755 for the same period in 2001. The decrease was attributable to two one-time charges related to the purchase of series C preferred stock of Nordstrom.com, Inc. and the adoption of a new accounting pronouncement. Excluding these one-time charges, earnings for the quarter increased to $30,834 from $24,755 for the first quarter of last year. Diluted earnings per share before one-time charges were $0.22 for the quarter compared to $0.18 in the first quarter of last year. The increases in earnings and diluted earnings per share were primarily due to lower selling, general and administrative expenses.

Sales
-----
For the quarter, changes in total company sales and comparable-store sales were as follows:

                                              Calendar      4-5-4
                                              % Change    % Change
                                              --------    --------
Total Company sales                              2.3%        2.1%
Comparable-store sales                          (1.5)       (2.1)

During the first quarter of 2002, sales increased 2.3% compared to the corresponding quarter in 2001, primarily due to the opening of six full-line stores and eight new Nordstrom Rack stores since May 1, 2001. Comparable store sales (sales in stores open at least one full fiscal year at the beginning of the fiscal year) decreased 1.5%. The decrease in comparable store sales reflects the overall slowdown in the economy that began during the second half of the last fiscal year. Although comparable store sales were negative overall, they were positive for many of our merchandise divisions including Women's Designer, Women's Contemporary, Women's Active Wear, Kid's Wear and Cosmetics

Gross Profit
------------
Gross profit as a percentage of net sales decreased in the first quarter of 2002, as compared to the same period in 2001. The decrease was primarily due to increased occupancy costs from store openings.

Selling, General and Administrative
-----------------------------------
For the first quarter of 2002, selling, general and administrative expenses as a percentage of net sales decreased when compared to the first quarter of 2001. The decrease was due to savings from the workforce reduction carried out in the third quarter of last year. Additionally, we were successful at controlling expenses including catalog expense and direct selling. These expense savings were partially offset by higher IT expenses related to the implementation of our perpetual inventory system.






                                   11 of 16

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Interest Expense
----------------
Interest expense, net increased compared to the corresponding quarter in 2001. The increase for the quarter was due to higher average long-term borrowings, partially offset by a decrease in average short-term borrowings and long-term interest rates.

Service Charge Income and Other
-------------------------------
Service charge income and other, net decreased compared to the corresponding quarter in 2001. The decrease for the quarter resulted from lower service charge income due to declining interest rates, as well as lower receivable balances.

Nordstrom.com Put Agreement
---------------------------
On May 13, 2002, we entered into an agreement to purchase the outstanding shares of Nordstrom.com, Inc. series C preferred stock for $70,000. The excess of the purchase price over the fair market value of the preferred stock and professional fees incurred resulted in a one-time charge of $42,047, which was recognized during the quarter. A valuation allowance has been provided for the full amount of the tax benefits of the transaction, as management believes it is not probable that the full benefits will be realized. The excess of the fair market value over the book value of the series C preferred stock of Nordstrom.com, Inc. will result in additional goodwill. Subsequent to this transaction, we will own 97% of Nordstrom.com, Inc. Additional charges may be incurred in 2002 related to the integration of the Nordstrom.com business into Nordstrom, Inc.

Cumulative Effect of Accounting Change
--------------------------------------
During the quarter, we completed the review required by SFAS No. 142 "Goodwill and Other Intangible Assets." As a result of our review, we recorded a cumulative effect of accounting change of $13,359 net of tax or $0.10 per share on a diluted basis.

Seasonality
------------
Our business, like that of other retailers, is subject to seasonal fluctuations. Our anniversary sale in July and the holidays in December result in sales that are higher in the second and fourth quarters of the fiscal year. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

Nordstrom finances its working capital needs and capital expenditures with cash provided by operations and borrowings.

Cash Flow from Operations
-------------------------
Net cash provided by operating activities for the quarter ended April 30, 2002 increased $42,287 compared to the same quarter last year. This increase was primarily due to higher earnings from continuing operations and an increase in accounts payable partially offset by an increase in merchandise inventories. Also contributing to the increase was the timing of income tax and interest payments made in the first quarter of 2001.







                                   12 of 16

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Capital Expenditures
--------------------
For the quarter ended April 30, 2002, net cash used in investing activities increased approximately $24,292 compared to the same period in 2001, primarily due to capital expenditures for new stores. During the first quarter of fiscal 2002, we opened three new full-line stores in Durham, North Carolina; Los Angeles, California and Orem, Utah. We also opened two new Nordstrom Rack stores in King of Prussia, Pennsylvania and Fresno, California. Throughout the remainder of the year ending January 31, 2003, we expect to open five full-line stores in Dulles, Virginia; St. Louis, Missouri; Coral Gables, Florida; Orlando, Florida and Las Vegas, Nevada; open three Nordstrom Rack stores; and close one Nordstrom Rack store. For the entire year, gross square footage is expected to increase approximately 8 percent. Total square footage of our stores was 17,479,000 as of April 30, 2002, compared to 16,305,000 as of April 30, 2002.

Financing
---------
For the three-month period ended April 30, 2002, cash used by financing activities was $84,927 primarily due to the scheduled retirement of $76,750 in medium-term notes and the reduced need for borrowings as a result of the $300,000 of Class A notes issued in November of 2001. For the three-month period ended April 30, 2001, cash provided by financing activities was $45,785 due to an increase in short-term notes payable.

During the first quarter of 2002, we refinanced the construction loan obligation for an $85,000 mortgage secured by the property, of which $82,011 was outstanding at April 30, 2002. The obligation has a fixed interest rate of 7.68% and a term of 18 years.

CRITICAL ACCOUNTING POLICIES:
-----------------------------
The preparation of our financial statements require that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including those related to doubtful accounts, inventory valuation, intangible assets, income taxes, self-insurance liabilities, pensions, contingent liabilities and litigation. We base our estimates on historical experience and on other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Realization of Deferred Tax Assets
----------------------------------
As of April 30, 2002, we have $34,000 of capital loss carryforwards. The utilization of this deferred tax asset is contingent upon the ability to generate capital gains within the next four years. No valuation allowance has been provided because management believes it is probable that the full benefit of the carryforwards will be realized. In addition, we have a valuation allowance for the full amount of tax benefit related to the Nordstrom.com put agreement (see note 7), as management believes it is not likely that this tax benefit will be realized.

RECENT ACCOUNTING PRONOUNCEMENTS:
---------------------------------
In February 2002, we adopted the following three pronouncements:

SFAS No. 141 "Business Combinations" - SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of goodwill separate from other intangible assets. Adoption of SFAS No. 141 did not have a material impact on our financial statements.

                                   13 of 16

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

SFAS No. 142 "Goodwill and Other Intangible Assets" - Under SFAS No. 142, goodwill and intangible assets having indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives. Adoption of SFAS No. 142 resulted in an impairment charge and a reduction in amortization expense for the first quarter of 2002, which is detailed in Note 2 of the Notes to Condensed Consolidated Financial Statements.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"
- SFAS No. 144 retains the fundamental provisions of SFAS No. 121, but establishes new criteria for asset classification and broadens the scope of qualifying discontinued operations. The adoption of this statement did not have a material impact on our financial statements.

FORWARD-LOOKING INFORMATION CAUTIONARY STATEMENT:
-------------------------------------------------

This document may include forward-looking statements regarding our performance, liquidity and adequacy of capital resources. These statements are based on our current assumptions and expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Forward-looking statements are qualified by the risks and challenges posed by increased competition, shifting consumer demand, changing consumer credit markets, changing capital markets and general economic conditions, hiring and retaining effective team members, sourcing merchandise from domestic and international vendors, investing in new business strategies, achieving our growth objectives, and other risks and uncertainties, including the uncertain economic and political environment arising from the terrorist acts of September 11th and subsequent terrorist activities. As a result, while we believe there is a reasonable basis for the forward-looking statements, you should not place undue reliance on those statements.



Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. In seeking to minimize risk, we manage exposure through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes and are not party to any leveraged financial instruments.

We manage interest rate exposure through our mix of fixed and variable rate borrowings. Short-term borrowing and investing activities generally bear interest at variable rates, but because they have maturities of three months or less, we believe that the risk of material loss is low.

In addition, we have outstanding at April 30, 2002, $300 million of 8.95% fixed-rate debt converted to variable rate through the use of an interest rate swap. The interest rate swap reduced interest payments on our highest fixed-rate debt by taking advantage of the current low interest rates. A shift in future interest rates could adversely affect the amount of interest paid through this swap agreement.

The majority of our revenue, expense and capital expenditures are transacted in United States dollars. However, we periodically enter into foreign currency purchase orders for apparel and shoes denominated in Euros. We use forward contracts to hedge against fluctuations in foreign currency prices. The amounts of these contracts are immaterial. The use of derivatives is limited to only those financial instruments that have been authorized by our Chief Financial Officer and Treasurer.




                                   14 of 16

In addition, the functional currency of Faconnable, S.A. of Nice, France is the Euro. Assets and liabilities of Faconnable are translated into U.S. dollars at the exchange rate prevailing at the end of the period. Income and expenses are translated into U.S. dollars at the exchange rate prevailing on the respective dates of the transactions. The effects of changes in foreign currency exchange rates are included in other comprehensive earnings.

Certain other information required under this item is included in Note 5 in the Notes to Condensed Consolidated Financial Statements.



                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

The information required under this item is included in the following section of Part I, Item 1 of this report:

          Note 9 in Notes to Condensed Consolidated Financial Statements

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
     --------

     (10.1) Stock Purchase Agreement dated May 13, 2002 between the Registrant and the investors listed on Schedule A thereto is hereby incorporated by reference from the Registrant's Form 8-K filed on May 17, 2002

     (10.2) Promissory Note dated April 18, 2002 between 1700 Seventh L.P., and New York Life Insurance Company is filed herein as an exhibit.

     (10.3) Promissory Note dated April 18, 2002 between 1700 Seventh L.P., and Life Investors Insurance Company of America is filed herein as an exhibit.

     (10.4) Guaranty Agreement dated April 18, 2002 between Registrant, New York Life Insurance Company and Life Investors Insurance Company of America, is filed herein as an exhibit.

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


Date:  June 7, 2002
       -------------














































                                   16 of 16

NORDSTROM INC. AND SUBSIDIARIES

Exhibit Index

Exhibit                                    Method of Filing
-------                                    ----------------
10.1  Stock Purchase Agreement dated May   Incorporated by reference
       13, 2002 between the Registrant      from the Registrant's Form
       and the investors listed on          8-K filed on May 17, 2002
       Schedule A thereto

10.2  Promissory Note dated April 18,      Filed herewith electronically
       2002 between 1700 Seventh, L.P.
       and New York Life Insurance
       Company

10.3  Promissory Note dated April 18,      Filed herewith electronically
       2002 between 1700 Seventh, L.P.
       and Life Investors Insurance
       Company of America

10.4  Guaranty Agreement dated April 18,   Filed herewith electronically
       2002 between Registrant, New York
       Life Insurance Company and Life
       Investors Insurance Company of
       America