Form 10-Q
period 2002-07-31
NORDSTROM INC
filed 2002-09-12
CIK 72333

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

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


                               YES   X       NO
                                   _____        _____

Common stock outstanding as of August 31, 2002: 135,112,360 shares of common stock.


















                                   1 of 21

                       NORDSTROM, INC. AND SUBSIDIARIES
                       --------------------------------
                                    INDEX
                                    -----

                                                                  Page
                                                                  Number
PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements (unaudited)

        Condensed Consolidated Statements of Earnings
           Three and Six months ended
           July 31, 2002 and 2001                                    3

        Condensed Consolidated Balance Sheets
           July 31, 2002 and 2001 and
           January 31, 2002                                          4

        Condensed Consolidated Statements of Cash Flows
           Six months ended July 31, 2002
           and 2001                                                  5

        Notes to Condensed Consolidated Financial Statements         6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    12

    Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                            16

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                      17

    Item 4.  Submission of Matters to a Vote of Security Holders    17

    Item 6.  Exhibits and Reports on Form 8-K                       18

SIGNATURES                                                          19

CERTIFICATIONS                                                      20






















                                   2 of 21

                       NORDSTROM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (dollars in thousands except per share amounts)
                                 (unaudited)

                                    Three Months            Six Months
                                   Ended July 31,         Ended July 31,
                              ----------------------  ----------------------
                                  2002        2001        2002        2001
                              ----------  ----------  ----------  ----------
Net sales                     $1,655,528  $1,545,759  $2,901,289  $2,763,799
Cost of sales and related
  buying and occupancy        (1,104,265) (1,040,908) (1,928,562) (1,839,338)
                              ----------  ----------  ----------  ----------
Gross profit                     551,263     504,851     972,727     924,461
Selling, general and
  administrative expenses       (496,685)   (457,441)   (881,560)   (854,147)
                              ----------  ----------  ----------  ----------
Operating income                  54,578      47,410      91,167      70,314
Interest expense, net            (19,605)    (19,279)    (39,654)    (38,783)
Minority interest purchase
  and reintegration costs        (11,121)          -     (53,168)          -
Service charge income
  and other, net                  35,341      35,368      68,645      72,523
                              ----------  ----------  ----------  ----------
Earnings before income taxes
  and cumulative effect of
  accounting change               59,193      63,499      66,990     104,054
Income tax expense               (22,858)    (24,800)    (41,868)    (40,600)
                              ----------  ----------  ----------  ----------
Earnings before cumulative
  effect of accounting change     36,335      38,699      25,122      63,454
Cumulative effect of accounting
  change (net of tax)                  -           -     (13,359)          -
                              ----------  ----------  ----------  ----------
Net earnings                  $   36,335  $   38,699  $   11,763  $   63,454
                              ==========  ==========  ==========  ==========

Basic earnings per share      $      .27  $      .29  $      .09  $      .47
                              ==========  ==========  ==========  ==========

Diluted earnings per share    $      .27  $      .29  $      .09  $      .47
                              ==========  ==========  ==========  ==========
Cash dividends paid per share
  of common stock outstanding $      .09  $      .09  $      .18  $      .18
                              ==========  ==========  ==========  ==========



These statements should be read in conjunction with the Notes to Condensed Consolidated Financial Statements contained herein.












                                   3 of 21

                       NORDSTROM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)
                                 (unaudited)

                                            July 31,    January 31,   July 31,
                                              2002         2002         2001
                                           ----------   ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents                $  247,838   $  331,327   $   36,829
  Accounts receivable, net                    764,013      698,475      749,957
  Merchandise inventories                   1,039,365      888,172    1,002,633
  Prepaid expenses                             31,880       34,375       29,146
  Other current assets                        105,272      102,249       93,083
                                           ----------   ----------   ----------
  Total current assets                      2,188,368    2,054,598    1,911,648
Land, buildings and equipment (net of
  accumulated depreciation of $1,770,885,
  $1,663,409, and $1,619,418)               1,805,861    1,761,082    1,654,852
Intangible assets, net                        140,106      138,331      141,510
Other assets                                   97,178       94,768       84,141
                                           ----------   ----------   ----------
TOTAL ASSETS                               $4,231,513   $4,048,779   $3,792,151
                                           ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                            $      209   $      148   $   38,202
  Accounts payable                            684,814      490,988      601,407
  Accrued salaries, wages
    and related benefits                      233,279      236,373      228,034
  Income taxes and other accruals             169,084      142,002      168,322
  Current portion of long-term debt             4,769       78,227       90,061
                                           ----------   ----------   ----------
  Total current liabilities                 1,092,155      947,738    1,126,026
Long-term debt                              1,343,797    1,351,044    1,041,459
Deferred lease credits                        389,526      342,046      299,014
Other liabilities                              94,808       93,463       55,236
Shareholders' Equity:
  Common stock, no par:
    500,000,000 shares authorized;
    135,089,518, 134,468,608 and
    134,031,133 shares issued
    and outstanding                           351,587      341,316      334,513
  Unearned stock compensation                  (2,345)      (2,680)      (3,345)
  Retained earnings                           962,699      975,203      938,130
  Accumulated other comprehensive
    earnings (loss)                              (714)         649        1,118
                                           ----------   ----------   ----------
  Total shareholders' equity                1,311,227    1,314,488    1,270,416
                                           ----------   ----------   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                     $4,231,513   $4,048,779   $3,792,151
                                           ==========   ==========   ==========

These statements should be read in conjunction with the Notes to Condensed Consolidated Financial Statements contained herein.









                                   4 of 21

                            NORDSTROM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (dollars in thousands)
                                      (unaudited)

                                                                   Six Months
                                                                 Ended July 31,
                                                             ----------------------
                                                               2002          2001
                                                             --------      --------
OPERATING ACTIVITIES:
  Net earnings                                                $11,763       $63,454
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                             111,917       102,178
    Amortization of intangible assets                               -         2,337
    Amortization of deferred lease credits and other, net      (9,054)       (3,511)
    Stock-based compensation expense                            2,087         3,126
    Deferred income taxes, net                                 (3,357)       (3,485)
    Impairment of intangibles                                  21,900             -
    Write-off of IT investment                                 15,570             -
    Minority interest purchase expense                         40,389             -
    Change in:
       Accounts receivable, net                               (63,939)      (28,744)
       Merchandise inventories                               (183,976)      (87,211)
       Prepaid expenses                                         4,362         2,304
       Other assets                                             2,787        (3,318)
       Accounts payable                                       237,380       150,654
       Accrued salaries, wages and related benefits            (5,064)       (9,054)
       Income taxes and other accruals                         26,411        14,842
       Other liabilities                                        4,098         2,698
                                                             --------      --------
Net cash provided by operating activities                     213,274       206,270
                                                             --------      --------
INVESTING ACTIVITIES:
  Capital expenditures                                       (184,507)     (178,886)
  Additions to deferred lease credits                          58,449        59,057
  Minority interest purchase                                  (70,000)            -
  Other, net                                                   (3,347)       (2,673)
                                                             --------      --------
Net cash used for investing activities                       (199,405)     (122,502)
                                                             --------      --------
FINANCING ACTIVITIES:
  Proceeds (payments) from notes payable                           61       (44,858)
  Proceeds from long-term borrowings                              815             -
  Principal payments on long-term debt                        (84,053)       (5,736)
  Proceeds from issuance of common stock                       10,086         3,810
  Cash dividends paid                                         (24,267)      (24,102)
  Purchase and retirement of common stock                           -        (1,312)
                                                             --------      --------
Net cash used in financing activities                         (97,358)      (72,198)
                                                             --------      --------
Net (decrease) increase in cash and cash equivalents          (83,489)       11,570
Cash and cash equivalents at beginning of period              331,327        25,259
                                                             --------      --------
Cash and cash equivalents at end of period                   $247,838       $36,829
                                                             ========      ========


These statements should be read in conjunction with the Notes to Condensed Consolidated Financial Statements contained herein.







                                   5 of 21

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
---------------------
The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the 2001 Nordstrom, Inc. Annual Report. The same accounting policies are followed in preparing quarterly financial data as are followed in preparing annual data. In management's opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows have been included and are of a normal, recurring nature.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Due to the seasonal nature of the retail industry, quarterly results are not necessarily indicative of the results for the fiscal year.

Recent Accounting Pronouncements
--------------------------------
In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements related to extinguishments of debt, provisions of the Motor Carrier Act of 1980 and lease transactions. Generally, SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We elected to adopt SFAS No. 145 during the second quarter of 2002. The adoption of this statement did not have a material impact on our financial statements.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" by requiring that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred versus when an entity is committed to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We elected to adopt SFAS No. 146 during the second quarter of 2002. The adoption of this statement did not have a material impact on our financial statements.

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










                                   6 of 21

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)

Note 2 - Cumulative Effect of Accounting Change (Cont.)

As required by SFAS No. 142, we defined our reporting unit as the Faconnable Business Unit, one level below our reportable Retail Stores segment. We then tested our intangible assets for impairment in the first quarter by comparing the fair value of the reporting unit with its carrying value. Fair value was determined using a discounted cash flow methodology. These impairment tests are required to be performed at adoption of SFAS No. 142 and at least annually thereafter. On an ongoing basis we expect to perform our impairment test during our first quarter or when other circumstances indicate we need to do so.

Based on our initial impairment test, we recognized an adjustment to goodwill of $21,900 in the first quarter of 2002, while the tradename was determined not to be impaired. The goodwill adjustment resulted from a reduction in management's estimate of future growth for this reporting unit. The impairment charge recognized in the first quarter is reflected as a cumulative effect of accounting change.

The changes in the carrying amount of our intangible assets for the period ended July 31, 2002, are as follows:

                                                        Catalog/
                                     Retail Stores      Internet
                                        segment         segment       Total
                                 ---------------------  --------    ---------
                                 Goodwill    Tradename  Goodwill
                                 --------    ---------  --------
Balance as of
 February 1, 2002                $ 38,198    $ 100,133  $      -    $ 138,331
  Impairment losses               (21,900)           -         -      (21,900)
  Goodwill acquired through
     exercise of Nordstrom.com
     Put Agreement (see Note 9)         -            -    23,675       23,675
                                 --------    ---------  --------    ---------
Balance as of July 31, 2002      $ 16,298    $ 100,133  $ 23,675    $ 140,106
                                 ========    =========  ========    =========

The following table shows the actual results of operations for the three and six months ended July 31, 2002 and 2001 as well as pro-forma results adjusted for the exclusion of intangible amortization and the cumulative effect of the accounting change.

                                       Three Months            Six Months
                                          Ended                  Ended
                                         July 31,               July 31,
                                   --------------------   --------------------
                                      2002       2001        2002       2001
                                   ---------  ---------   ---------  ---------
Reported net income                $  36,335  $  38,699   $  11,763  $  63,454
Intangible amortization,
  net of tax                               -        712           -      1,426
Cumulative effect of the
  accounting change, net of tax            -          -      13,359          -
                                   ---------  ---------   ---------  ---------
Adjusted net income                $  36,335  $  39,411   $  25,122  $  64,880
                                   =========  =========   =========  =========

                                   7 of 21

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)

Note 2 - Cumulative Effect of Accounting Change (Cont.)

                                       Three Months            Six Months
                                          Ended                  Ended
                                         July 31,               July 31,
                                   --------------------   --------------------
                                      2002       2001        2002       2001
                                   ---------  ---------   ---------  ---------
Basic and diluted earnings per share
 Reported net income               $     .27  $    .29    $     .09  $     .47
 Intangible amortization,
  net of tax                               -         -            -        .01
 Cumulative effect of the
  accounting change, net of tax            -         -          .10          -
                                   ---------  --------    ---------  ---------
 Adjusted net income               $     .27  $    .29    $     .19  $     .48
                                   =========  ========    =========  =========

Note 3 - Earnings Per Share

                                  Three Months                Six Months
                                 Ended July 31,             Ended July 31,
                           ------------------------   ------------------------
                               2002         2001          2002         2001
                           -----------  -----------   -----------  -----------
Net earnings                   $36,335      $38,699       $11,763      $63,454
Basic shares               135,066,212  134,008,385   134,887,294  133,933,442
Basic earnings per share         $0.27        $0.29         $0.09        $0.47
Dilutive effect of
   stock options and
   restricted stock            753,673      413,825       878,448      233,664
Diluted shares             135,819,885  134,422,210   135,765,742  134,167,106
Diluted earnings per share       $0.27         $0.29         $0.09       $0.47
Antidilutive stock
   options                   6,764,220    9,289,833     6,542,883    9,299,833

Note 4 - Accounts Receivable

The components of accounts receivable are as follows:

                                     July 31,   January 31,   July 31,
                                       2002         2002        2001
                                   -----------  -----------  -----------
Unrestricted trade receivables        $103,812      $73,157     $749,530
Restricted trade receivables           658,775      628,271            -
Other                                   23,557       21,325       21,285
Allowance for doubtful accounts        (22,131)     (24,278)     (20,858)
                                   -----------  -----------  -----------
Accounts receivable, net              $764,013     $698,475     $749,957
                                   ===========  ===========  ===========

The restricted trade receivables consist of Nordstrom Private Label Receivables. These receivables back the $300 million of Class A notes and the $200 million variable funding note issued by us in November 2001.

                                   8 of 21

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)

Note 5 - Debt

On May 1, 2002, we replaced the $200 million variable funding note backed by VISA credit card receivables ("Visa VFN") with 5-year term notes also backed by the VISA credit card receivables. Class A and B notes with a combined face value of $200 million were issued to third party investors. We used the proceeds to retire the $200 million outstanding on the Visa VFN. We retained a Transferor's Interest, subordinated Class C note, and an Interest Only Strip. In accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," this debt and the related assets are not reflected in our consolidated balance sheets.

Note 6 - Limited Partnership

We own a 49% interest in a limited partnership which constructed a new corporate office building in which we are the primary occupant. During the first quarter of 2002, the limited partnership refinanced its construction loan obligation with an $85,000 mortgage secured by the property, of which $79,808 was included on our balance sheet at July 31, 2002. The obligation has a fixed interest rate of 7.68% and a term of 18 years. The $5,000 difference between the $90,000 outstanding under the original credit facility and the new mortgage was funded by Nordstrom, Inc.

Our financial statements include capitalized costs related to this building of $87,667 and $82,187, which includes noncash amounts of $68,631 and $67,225 as of July 31, 2002 and 2001. The corresponding finance obligation of $84,742 and $78,401 as of July 31, 2002 and 2001 is included in other long-term debt.

Note 7 - Supplementary Cash Flow Information

We capitalize certain property, plant and equipment during the construction period of commercial buildings, which are subsequently derecognized and leased back. During the six months ended July 31, 2001, the noncash activities related to the reclassification of new stores that qualified as sale and leaseback were $60,645.


























                                    9 of 21

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)

Note 8 - Segment Reporting

The following tables set forth information for our reportable segments and a reconciliation to the consolidated totals:

Three months ended             Retail    Credit     Catalog/   Corporate
July 31, 2002                  Stores  Operations   Internet   and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Revenues from external
  customers                $1,588,539           -   $66,989            -              -  $1,655,528
Service charge income               -     $30,707         -            -              -      30,707
Intersegment revenues           9,421      14,560         -            -      $ (23,981)          -
Interest expense, net            (183)      5,474       152      $14,162              -      19,605
Net earnings (loss)            66,278       3,242   (11,710)     (21,475)             -      36,335

Three months ended             Retail    Credit     Catalog/   Corporate
July 31, 2001                  Stores  Operations   Internet   and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Revenues from external
  customers                $1,483,443           -   $62,316            -              -  $1,545,759
Service charge income               -     $33,931         -            -              -      33,931
Intersegment revenues           4,186       8,297         -            -       $(12,483)          -
Interest expense, net             353       6,002       (50)    $ 12,974              -      19,279
Net earnings (loss)            69,960       1,519    (2,939)     (29,841)             -      38,699


Six months ended               Retail    Credit     Catalog/   Corporate
July 31, 2002                  Stores  Operations   Internet   and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Revenues from external
  customers                $2,771,248           -  $130,041            -              -  $2,901,289
Service charge income               -     $62,162         -            -              -      62,162
Intersegment revenues          13,239      24,466         -            -      $ (37,705)          -
Interest expense, net               1      11,913       337      $27,403              -      39,654
Earnings before cumulative
  effect of accounting change 123,212       4,820   (12,018)     (90,892)             -      25,122
Net earnings (loss)           109,853       4,820   (12,018)     (90,892)             -      11,763
Assets                      2,756,239     758,682    76,183      640,409              -   4,231,513

Six months ended               Retail    Credit     Catalog/   Corporate
July 31, 2001                  Stores  Operations   Internet   and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Revenues from external
  customers                $2,631,780           -  $132,019            -              -  $2,763,799
Service charge income               -     $70,555         -            -              -      70,555
Intersegment revenues           7,682      13,853         -            -       $(21,535)          -
Interest expense, net             708      12,625       (98)    $ 25,548              -      38,783
Net earnings (loss)           123,623       6,795    (7,186)     (59,778)             -      63,454
Assets                      2,613,649     744,308    66,052      368,142              -   3,792,151

Note 9 - Nordstrom.com

On May 31, 2002, we purchased the outstanding shares of Nordstrom.com, Inc. series C preferred stock for $70,000. The excess of the purchase price over the fair market value of the preferred stock and professional fees resulted in a one-time charge of $42,047, which was recognized in the first quarter of 2002. A valuation allowance has been provided for the full amount of the tax benefit related to this charge, as management believes it is not likely that these benefits will be realized. After allocating the fair market value to the identifiable assets of Nordstrom.com, Inc., we recognized the excess purchase price as additional goodwill of $23,675.

In July 2002, $10,432 of expense was recognized related to the purchase of the outstanding Nordstrom.com options and warrants. The purchase of these outstanding options and warrants was completed in August 2002.



                                    10 of 21

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)

Note 9 - Nordstrom.com (Cont.)

In the second quarter of 2002, the accounting for the share repurchase was finalized resulting in a $659 reduction to the expense recognized in first quarter 2002 and additional professional fees of $1,348. We do not anticipate additional charges related to the Nordstrom.com minority interest purchase and reintegration.

The following table presents the charges associated with the minority interest purchase and reintegration costs.

                                                       July 31, 2002
                                                ---------------------------
                                                Three Months     Six Months
                                                    Ended          Ended
                                                ------------    -----------
Excess of the purchase price over the
  fair market value of the preferred stock           $  (659)       $40,389
Nordstrom.com option/warrant buyback expense          10,432         10,432
Professional fees incurred                             1,348          2,347
                                                ------------    -----------
                                                     $11,121        $53,168
                                                ============    ===========

Note 10 - Write-off of IT Investment

In July 2002 we recognized a non-recurring charge of $15,570 to write-down an IT investment in a supply chain tool intended to support our manufacturing division. Due to changes in business strategy, we determined that this asset was impaired. This non-cash charge in the Retail Stores segment will reduce this asset to its estimated market value. The entire amount of the charge was recorded in selling, general and administrative expenses.

Note 11 - Litigation

Cosmetics
---------
We were originally named as a defendant along with other department store and specialty retailers in nine separate but virtually identical class action lawsuits filed in various Superior Courts of the State of California in May, June and July 1998 that have now been consolidated in Marin County state court. In May 2000, plaintiffs filed an amended complaint naming a number of manufacturers of cosmetics and fragrances and two other retailers as additional defendants. Plaintiffs' amended complaint alleges that the retail price of the "prestige" cosmetics sold in department and specialty stores was collusively controlled by the retailer and manufacturer defendants in violation of the Cartwright Act and the California Unfair Competition Act.

Plaintiffs seek treble damages and restitution of an unspecified amount, attorneys' fees and prejudgment interest, on behalf of a class of all California residents who purchased cosmetics and fragrances for personal use from any of the defendants during the period four years prior to the filing of the amended complaint. Defendants, including us, have answered the amended complaint denying the allegations. The retail defendants have produced documents and responded to plaintiffs' other discovery requests, including providing witnesses for depositions. Two retail defendants have filed motions for summary judgment, and plaintiffs have not yet moved for class certification. Pursuant to an order of the court, plaintiffs and defendants participated in mediation sessions in May and September 2001.


                                   11 of 21

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)

Note 11 - Litigation (Cont.)

Washington Public Trust Advocates
---------------------------------
By order dated August 9, 2002, the court granted our motion to dismiss us from Washington Public Trust Advocates, ex rel., et al. v. City of Spokane, et al., as previously described, and dismissed us from that lawsuit. That order is subject to appeal until September 9, 2002.

Other
-----
We are also subject to other ordinary routine litigation. We do not expect any material liability related to that litigation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Dollars in Thousands

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the 2001 Annual Report.

RESULTS OF OPERATIONS:
----------------------

Overview
--------
Earnings for the quarter ended July 31, 2002 decreased to $36,335 from $38,699 for the same period in 2001. Earnings for the six months ended July 31, 2002 decreased to $11,763 from $63,454 for the same period in 2001. The decrease for the six months was attributable to three one-time charges related to the write-off of an IT investment, minority interest purchase and reintegration costs of Nordstrom.com, Inc., and the adoption of a new accounting pronouncement. Excluding these one-time charges, earnings for the quarter increased to $52,360 from $38,699 for the same period last year, and earnings for the six-month period increased to $82,805 from $63,454 for the same period last year. Diluted earnings per share before one-time charges were $.39 for the quarter compared to $.29 in the second quarter of last year. For the six months ended July 31, 2002, diluted earnings per share before one-time charges were $.61 compared to $.47 for the same period last year.

Year-over-year changes in net income before non-recurring items were as follows:

                                       Three Months            Six Months
                                          Ended                  Ended
                                         July 31,               July 31,
                                   --------------------   --------------------
                                      2002       2001        2002       2001
                                   ---------  ---------   ---------  ---------
Reported net income                $  36,335  $  38,699   $  11,763  $  63,454
Non-recurring items, net of tax:
  Minority interest purchase and
    reintegration costs                6,527          -      48,185          -
  Goodwill impairment                      -          -      13,359          -
  Write-off of IT investment           9,498          -       9,498          -
                                   ---------  ---------   ---------  ---------
Net income before non-recurring
  items                            $  52,360  $  38,699   $  82,805  $  63,454
                                   =========  =========   =========  =========
Diluted earnings per share before
  non-recurring items              $    0.39  $    0.29   $    0.61  $    0.47
                                   =========  =========   =========  =========

                                   12 of 21

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)
Sales
-----
Year-over-year changes in total company sales and comparable-store sales were as follows:

                                  QTD % Change            YTD % Change
                               ------------------      ------------------
                               Calendar    4-5-4*       Calendar    4-5-4*
                               --------  --------      --------  --------
Total Company sales                 7.1%      7.0%          5.0%      4.8%
Comparable-store sales              2.1%      2.2%          0.5%      0.3%

* the 13 and 26 week periods ended August 3, 2002 and August 4, 2001.

The increase in total sales for the quarter and the six-month periods was a result of new store openings. Since August 1, 2001, we have opened 6 full-line stores and 9 Nordstrom Rack stores. The increase in comparable store sales (sales in stores open at least one full fiscal year at the beginning of the fiscal year) for the quarter is a result of our Anniversary and Half-Yearly sale events, as well as strong sales at Nordstrom Rack. The flat comparable store sales for the six-month period is a result of the strong sale events in the second quarter offset by the negative comparable store sales in the first quarter.

Gross Profit
------------
Gross profit as a percentage of net sales increased for the three-month period ended July 31, 2002, and remained flat for the six-month period ended July 31, 2002, as compared to the same periods in 2001. The increase for the quarter was primarily due to high markdowns taken in the prior year to reduce excess inventory. The six-month results remained flat due to increased occupancy costs from store openings that offset the improved markdown performance.

Selling, General and Administrative
-----------------------------------
Before one-time charges of $15,570, selling, general and administrative expenses as a percentage of net sales decreased for the three month and six month periods ended July 31, 2002. The improvement was due to decreased payroll and benefit expenses, lower bad debt expense and lower catalog and shipping expenses at Nordstrom Direct (formerly Nordstrom.com) partially offset by higher IT expenses related to the implementation of our perpetual inventory system. The one-time charge related to a write-off of an IT investment in a supply chain tool at our manufacturing division.

Interest Expense
----------------
Interest expense, net increased in the three and six month periods ended July 31, 2002 compared to the same periods in 2001. The increase was due to higher average long-term borrowings, partially offset by a decrease in average short-term borrowings and long-term interest rates.

Service Charge Income and Other
-------------------------------
Service charge income and other, net remained flat for the three month period ended July 31, 2002, but decreased slightly for the six month period ended July 31, 2002 compared to the same periods in 2001. The decrease for the six month period resulted from declining interest rates, as well as lower receivable balances. For the quarter, declining interest rates were offset by increasing receivable balances which resulted in the flat results compared to the same period last year.

                                   13 of 21

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Nordstrom.com
--------------
On May 31, 2002, we purchased the outstanding shares of Nordstrom.com, Inc. series C preferred stock for $70,000. The excess of the purchase price over the fair market value of the preferred stock and professional fees resulted in a one-time charge of $42,047, which was recognized in the first quarter of 2002. A valuation allowance has been provided for the full amount of the tax benefit related to this charge, as management believes it is not likely that these benefits will be realized. After allocating the fair market value to the identifiable assets of Nordstrom.com, Inc., we recognized the excess purchase price as additional goodwill of $23,675.

In July 2002, $10,432 of expense was recognized related to the purchase of the outstanding Nordstrom.com options and warrants. The purchase of these outstanding options and warrants was completed in August 2002.

In the second quarter of 2002, the accounting for the share repurchase was finalized resulting in a $659 reduction to the expense recognized in first quarter 2002 and additional professional fees of $1,348. We do not anticipate additional charges related to the Nordstrom.com minority interest purchase and reintegration.

The following table presents the charges associated with the minority interest purchase and reintegration costs:

                                                       July 31, 2002
                                                ---------------------------
                                                Three Months     Six Months
                                                    Ended          Ended
                                                ------------    -----------
Excess of the purchase price over the
  fair market value of the preferred stock           $  (659)       $40,389
Nordstrom.com option/warrant buyback expense          10,432         10,432
Professional fees incurred                             1,348          2,347
                                                ------------    -----------
                                                     $11,121        $53,168
                                                ============    ===========

Cumulative Effect of Accounting Change
--------------------------------------
During the first quarter, we completed the review required by SFAS No. 142 "Goodwill and Other Intangible Assets." As a result of our review, we recorded a cumulative effect of accounting change of $13,359 net of tax or $0.10 per share on a diluted basis.

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

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

We finance our working capital needs and capital expenditures with cash provided by operations and borrowings.

Cash Flow from Operations
-------------------------
Net cash provided by operating activities for the six month period ended July 31, 2002 increased $7,004 compared to the same period last year. This increase was primarily due to the increase in net earnings before noncash items and an increase in accounts payable offset by an increase in merchandise inventories.

                                   14 of 21

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Capital Expenditures
--------------------
For the six month period ended July 31, 2002, net cash used in investing activities increased $76,903 compared to the same period in 2001, primarily due to the $70,000 payment for the acquisition of the outstanding shares of Nordstrom.com, Inc. series C preferred stock. In addition, capital expenditures for new stores increased $5,621 for the six months ended July 31, 2002 compared to the same period in 2001. During the second quarter of fiscal 2002, we opened one new Nordstrom Rack store in Ontario, CA. Year to date, we have opened a total of three new full-line stores and three new Nordstrom Rack stores. Additionally, in August 2002, we opened a Nordstrom Rack store in Long Beach, California. Throughout the remainder of the year ending January 31, 2003, we expect to open five full-line stores in Dulles, Virginia; St. Louis, Missouri; Coral Gables, Florida; Orlando, Florida and Las Vegas, Nevada; and one Faconnable boutique in Coral Gables, Florida. For the entire year, gross square footage is expected to increase approximately 8 percent. Total square footage of our stores was 17,455,000 as of July 31, 2002, compared to 16,307,000 as of July 31, 2001.

Financing
---------
For the six month period ended July 31, 2002, cash used by financing activities increased $25,160 primarily due to the scheduled retirement of $76,750 in medium-term notes compared to a $44,858 reduction in notes payable from the prior year.

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

Realization of Streamline Deferred Tax Asset
--------------------------------------------
As of July 31, 2002, we have $32,857 of capital loss carryforward related to the write off of our investment in Streamline.com, Inc. The utilization of this deferred tax asset is contingent upon the ability to generate capital gains within the next four years. No valuation allowance has been provided because management believes it is probable that the full benefit of the carryforward will be realized.

RECENT ACCOUNTING PRONOUNCEMENTS:
---------------------------------
In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements related to extinguishments of debt, provisions of the Motor Carrier Act of 1980 and lease transactions. Generally, SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We elected to adopt SFAS No. 145 during the second quarter of 2002. The adoption of this statement did not have a material impact on our financial statements.

                                   15 of 21

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" by requiring that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred versus when an entity is committed to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We elected to adopt SFAS No. 146 during the second quarter of 2002. The adoption of this statement did not have a material impact on our financial statements.

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

Interest rate exposure is managed through our mix of fixed and variable rate borrowings. Short-term borrowing and investing activities generally bear interest at variable rates, but because they have maturities of three months or less, we believe that the risk of material loss is low.

At July 31, 2002, we have $300 million of 8.95% fixed-rate debt converted to variable rate through the use of an interest rate swap. The interest rate swap reduced interest payments on our highest fixed-rate debt by taking advantage of the current low interest rates. A shift in future interest rates could adversely affect the amount of interest paid through this swap agreement.

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


                                   16 of 21

Certain other information required under this item is included in Note 6 in the Notes to Condensed Consolidated Financial Statements.


                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------
The information required under this item is included in the following section of Part I, Item 1 of this report:

          Note 11 in Notes to Condensed Consolidated Financial Statements

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
We held our Annual Shareholders Meeting on May 21, 2002, at which time the shareholders voted on the following proposals:

(1)   Election of nine directors for a one-year term each.

        Name of Candidate               For            Withheld
      ----------------------        -----------       -----------
      D. Wayne Gittinger            123,044,226        2,006,980
      Enrique Hernandez, Jr.        124,085,512          965,694
      John A. McMillan              124,114,579          936,627
      Bruce A. Nordstrom            124,122,615          928,591
      John N. Nordstrom             124,125,080          926,126
      Alfred E. Osborne, Jr.        108,653,169       16,398,037
      William D. Ruckelshaus        108,638,142       16,413,064
      Bruce G. Willison             108,854,893       16,196,313
      Alison A. Winter              123,648,328        1,402,878

There were no abstentions and no broker non-votes.

(2)   Approval of Amendment to the Company's Articles of Incorporation

      The vote was 114,078,444 for, 10,396,970 against, and there were 575,792 abstentions. There were no broker non-votes.

(3)   Approval of the 2002 Nonemployee Director Stock Incentive Plan

      The vote was 95,623,346 for, 28,771,100 against, and there were 656,760 abstentions. There were no broker non-votes.

(4)   Ratification of the appointment of Deloitte and Touche LLP as auditors

      The vote was 119,232,521 for, 5,301,833 against, and there were 516,852 abstentions. There were no broker non-votes.

(5)   Shareholder proposal regarding global human rights standards

      The vote was 7,070,443 for, 98,764,672 against, and there were 5,835,841 abstentions and 13,380,250 broker non-votes.










                                   17 of 21

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
     --------

     3.1 Articles of Incorporation of the Registrant, as amended and restated on May 21, 2002, are filed herein as an Exhibit.

     10.1 The 2002 Nonemployee Director Stock Incentive Plan is filed herein as an Exhibit.

     99.1 Certification of Chief Executive Officer regarding periodic report containing financial statements.

     99.2 Certification of Chief Financial Officer regarding periodic report containing financial statements.

(b)  Reports on Form 8-K
     -------------------

     We filed a Form 8-K on May 17, 2002 to announce the purchase of the outstanding shares of Nordstrom.com, Inc. series C preferred stock.












































                                   18 of 21

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


Date:  September 12, 2002
       ------------------















































                                   19 of 21

Certification required by Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Blake W. Nordstrom, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Nordstrom, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  September 12, 2002                 /s/ Blake W. Nordstrom
       ------------------                 ----------------------
                                          Blake W. Nordstrom
                                          President













































                                   20 of 21

Certification required by Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Michael G. Koppel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Nordstrom, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  September 12, 2002                 /s/ Michael G. Koppel
       ------------------                 ----------------------
                                          Michael G. Koppel
                                          Executive Vice President and
                                          Chief Financial Officer












































                                   21 of 21

NORDSTROM INC. AND SUBSIDIARIES

Exhibit Index

Exhibit                                    Method of Filing
-------                                    ----------------
 3.1  Articles of Incorporation of the     Filed herewith electronically
       Registrant, as amended and
       restated on May 21, 2002

10.1  The 2002 Nonemployee Director        Filed herewith electronically
       Stock Incentive Plan

99.1  Certification of Chief Executive     Filed herewith electronically
       Officer regarding periodic report
       containing financial statements

99.2  Certification of Chief Financial      Filed herewith electronically
       Officer regarding periodic report
       containing financial statements