Form 10-Q
period 2002-10-31
NORDSTROM INC
filed 2002-12-06
CIK 72333

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

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


                               YES   X       NO
          _____        _____

Common stock outstanding as of November 30, 2002: 135,436,615 shares of common stock.


















                                   1 of 19

                       NORDSTROM, INC. AND SUBSIDIARIES
                       --------------------------------
                                    INDEX
                                    -----

                                                                  Page
                                                                  Number
PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements (unaudited)

        Condensed Consolidated Statements of Earnings
           Three and Nine months ended
           October 31, 2002 and 2001                                 3

        Condensed Consolidated Balance Sheets
           October 31, 2002 and 2001 and
           January 31, 2002                                          4

        Condensed Consolidated Statements of Cash Flows
           Nine months ended October 31, 2002
           and 2001                                                  5

        Notes to Condensed Consolidated Financial Statements         6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    11

    Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                            15

    Item 4.  Controls and Procedures                                15

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                      15

    Item 6.  Exhibits and Reports on Form 8-K                       16

SIGNATURES                                                          17

CERTIFICATIONS                                                      18





















                                   2 of 19

                       NORDSTROM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (dollars in thousands except per share amounts)
                                 (unaudited)

                                    Three Months            Nine Months
                                 Ended October 31,       Ended October 31,
                              ----------------------  ----------------------
                                  2002        2001        2002        2001
                              ----------  ----------  ----------  ----------
Net sales                     $1,323,201  $1,239,241  $4,224,490  $4,003,040
Cost of sales and related
  buying and occupancy          (873,847)   (836,961) (2,802,409) (2,676,299)
                              ----------  ----------  ----------  ----------
Gross profit                     449,354     402,280   1,422,081   1,326,741
Selling, general and
  administrative expenses       (433,228)   (399,568) (1,314,788) (1,253,715)
                              ----------  ----------  ----------  ----------
Operating income                  16,126       2,712     107,293      73,026
Interest expense, net            (20,832)    (17,934)    (60,486)    (56,717)
Minority interest purchase
  and reintegration costs              -           -     (53,168)          -
Service charge income
  and other, net                  35,006      32,317     103,651     104,840
                              ----------  ----------  ----------  ----------
Earnings before income taxes
  and cumulative effect of
  accounting change               30,300      17,095      97,290     121,149
Income tax expense               (11,873)     (6,600)    (53,741)    (47,200)
                              ----------  ----------  ----------  ----------
Earnings before cumulative
  effect of accounting change     18,427      10,495      43,549      73,949
Cumulative effect of accounting
  change (net of tax)                  -           -     (13,359)          -
                              ----------  ----------  ----------  ----------
Net earnings                  $   18,427  $   10,495  $   30,190  $   73,949
                              ==========  ==========  ==========  ==========

Basic earnings per share      $      .14  $      .08  $      .22  $      .55
                              ==========  ==========  ==========  ==========

Diluted earnings per share    $      .14  $      .08  $      .22  $      .55
                              ==========  ==========  ==========  ==========
Cash dividends paid per share
  of common stock outstanding $      .10  $      .09  $      .28  $      .27
                              ==========  ==========  ==========  ==========



The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.












                                   3 of 19

                       NORDSTROM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)
                                 (unaudited)

                                           October 31,  January 31,  October 31,
                                              2002         2002         2001
                                           ----------   ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents                $   40,798   $  331,327   $   20,365
  Accounts receivable, net                    712,223      698,475      699,450
  Merchandise inventories                   1,278,932      888,172    1,161,178
  Prepaid expenses                             41,276       34,375       38,302
  Other current assets                        105,083      102,249      102,408
                                           ----------   ----------   ----------
  Total current assets                      2,178,312    2,054,598    2,021,703
Land, buildings and equipment (net of
  accumulated depreciation of $1,825,759,
  $1,663,409, and $1,648,745)               1,754,288    1,761,082    1,732,659
Intangible assets, net                        140,488      138,331      139,466
Other assets                                  123,550       94,768       81,323
                                           ----------   ----------   ----------
TOTAL ASSETS                               $4,196,638   $4,048,779   $3,975,151
                                           ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                            $      571   $      148   $  167,663
  Accounts payable                            685,515      490,988      637,694
  Accrued salaries, wages
    and related benefits                      226,840      236,373      223,549
  Income taxes and other accruals             152,822      142,002      155,632
  Current portion of long-term debt             4,386       78,227       78,966
                                           ----------   ----------   ----------
  Total current liabilities                 1,070,134      947,738    1,263,504
Long-term debt                              1,343,423    1,351,044    1,045,441
Deferred lease credits                        360,116      342,046      330,747
Other liabilities                             101,423       93,463       61,669
Shareholders' Equity:
  Common stock, no par:
    500,000,000 shares authorized;
    135,427,913, 134,468,608 and
    134,338,694 shares issued
    and outstanding                           357,567      341,316      338,589
  Unearned stock compensation                  (2,177)      (2,680)      (3,148)
  Retained earnings                           967,614      975,203      936,560
  Accumulated other comprehensive
    earnings (loss)                            (1,462)         649        1,789
                                           ----------   ----------   ----------
  Total shareholders' equity                1,321,542    1,314,488    1,273,790
                                           ----------   ----------   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                     $4,196,638   $4,048,779   $3,975,151
                                           ==========   ==========   ==========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.










                                   4 of 19

                            NORDSTROM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (dollars in thousands)
                                      (unaudited)

                                                                   Nine Months
                                                                Ended October 31,
                                                             ----------------------
                                                               2002          2001
                                                             --------      --------
OPERATING ACTIVITIES:
  Net earnings                                                $30,190       $73,949
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                             169,851       155,679
    Amortization of intangible assets                               -         3,495
    Amortization of deferred lease credits and other, net     (14,438)       (4,974)
    Stock-based compensation expense                            3,442         2,237
    Deferred income taxes, net                                  8,097        (3,368)
    Cumulative effect of accounting change (net of tax)        13,359             -
    Write-off of IT investment                                 15,570             -
    Minority interest purchase expense                         40,389             -
    Change in:
       Accounts receivable, net                               (11,812)       21,951
       Merchandise inventories                               (372,605)     (179,463)
       Prepaid expenses                                        (2,824)       (5,780)
       Other assets                                             4,693        (5,818)
       Accounts payable                                       180,311       110,991
       Accrued salaries, wages and related benefits           (12,268)      (12,520)
       Income taxes and other accruals                         10,312         2,133
       Other liabilities                                        4,006         1,808
                                                             --------      --------
Net cash provided by operating activities                      66,273       160,320
                                                             --------      --------
INVESTING ACTIVITIES:
  Capital expenditures                                       (263,855)     (296,382)
  Additions to deferred lease credits                          83,021        95,749
  Minority interest purchase                                  (70,000)            -
  Other, net                                                   (5,044)       (1,688)
                                                             --------      --------
Net cash used for investing activities                       (255,878)     (202,321)
                                                             --------      --------
FINANCING ACTIVITIES:
  Proceeds from notes payable                                     423        84,603
  Proceeds from long-term borrowings                              432             -
  Principal payments on long-term debt                        (84,593)      (17,902)
  Proceeds from sale of interest rate swap                      4,931             -
  Proceeds from issuance of common stock                       15,662         7,885
  Cash dividends paid                                         (37,779)      (36,168)
  Purchase and retirement of common stock                           -        (1,311)
                                                             --------      --------
Net cash (used)/provided by financing activities             (100,924)       37,107
                                                             --------      --------
Net decrease in cash and cash equivalents                    (290,529)       (4,894)
Cash and cash equivalents at beginning of period              331,327        25,259
                                                             --------      --------
Cash and cash equivalents at end of period                    $40,798       $20,365
                                                             ========      ========


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.







                                   5 of 19

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
---------------------
The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in our 2001 Annual Report. The same accounting policies are followed for preparing quarterly and annual financial data. All adjustments necessary for a fair presentation of the results of operations, financial position and cash flows have been included and are of a normal, recurring nature.

We reclassified certain prior year amounts to conform to the current year presentation.

Due to the seasonal nature of the retail industry, quarterly results are not necessarily indicative of the results for the full fiscal year.

Beginning February 1, 2003, our fiscal year-end will change from January 31 to the Saturday closest to January 31. In the future, each fiscal year will consist of four 13 week quarters, with an extra week added onto the fourth quarter every 5-6 years.

Note 2 - Cumulative Effect of Accounting Change

Effective February 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, we will no longer amortize goodwill and intangible assets having indefinite lives but will instead perform annual impairment tests.

In connection with the adoption of SFAS No. 142, we reviewed the classification and useful lives of our intangible assets. Our intangible assets were determined to be either goodwill or indefinite lived tradename.

As required by SFAS No. 142, we defined our reporting unit as the Faconnable Business Unit, one level below our reportable Retail Stores segment. We then tested our intangible assets for impairment in the first quarter by comparing the fair value of the reporting unit with its carrying value. Fair value was determined using a discounted cash flow methodology. SFAS No. 142 required us to perform these impairment tests at adoption and at least annually thereafter. On an ongoing basis we expect to perform our impairment test during the first quarter or when other circumstances indicate we need to do so.

Based on our initial test, we recognized a goodwill impairment charge of $21,900 in the first quarter of 2002. The goodwill impairment resulted from a reduction in management's estimate of future growth for this reporting unit. The impairment charge recognized in the first quarter is reflected as a cumulative effect of accounting change. We determined the Faconnable tradename not to be impaired.












                                   6 of 19

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)

Note 2 - Cumulative Effect of Accounting Change (Cont.)

The changes in the carrying amount of our intangible assets for the period ended October 31, 2002, are as follows:

                                                        Catalog/
                                     Retail Stores      Internet
                                        segment         segment       Total
                                 ---------------------  --------    ---------
                                 Goodwill    Tradename  Goodwill
                                 --------    ---------  --------
Balance as of
 February 1, 2002                $ 38,198    $ 100,133  $      -    $ 138,331
  Goodwill impairment             (21,900)           -         -      (21,900)
  Goodwill acquired through
     exercise of Nordstrom.com
     Put Agreement (see Note 8)         -            -    24,057       24,057
                                 --------    ---------  --------    ---------
Balance as of October 31, 2002   $ 16,298    $ 100,133  $ 24,057    $ 140,488
                                 ========    =========  ========    =========

The following table shows the actual results of operations for the three and nine months ended October 31, 2002 and 2001 as well as pro-forma results adjusted for the exclusion of intangible amortization and the cumulative effect of the accounting change.

                                       Three Months            Nine Months
                                          Ended                  Ended
                                        October 31,            October 31,
                                   --------------------   --------------------
                                      2002       2001        2002       2001
                                   ---------  ---------   ---------  ---------
Reported net income                $  18,427  $  10,495   $  30,190  $  73,949
Intangible amortization,
  net of tax                               -        706           -      2,132
Cumulative effect of
  accounting change, net of tax            -          -      13,359          -
                                   ---------  ---------   ---------  ---------
Adjusted net income                $  18,427  $  11,201   $  43,549  $  76,081
                                   =========  =========   =========  =========

Basic and diluted earnings per share
 Reported net income               $     .14  $    .08    $     .22  $     .55
 Intangible amortization,
  net of tax                               -         -            -        .02
 Cumulative effect of
  accounting change, net of tax            -         -          .10          -
                                   ---------  --------    ---------  ---------
 Adjusted net income               $     .14  $    .08    $     .32  $     .57
                                   =========  ========    =========  =========







                                   7 of 19

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)

Note 3 - Earnings Per Share

                                 Three Months                Nine Months
                               Ended October 31,          Ended October 31,
                           ------------------------   ------------------------
                               2002         2001          2002         2001
                           -----------  -----------   -----------  -----------
Net earnings                   $18,427      $10,495       $30,190      $73,949
Basic shares               135,207,627  134,149,137   134,995,245  134,006,130
Basic earnings per share         $0.14        $0.08         $0.22        $0.55
Dilutive effect of
   stock options and
   restricted stock            558,141       59,827       724,165      163,781
Diluted shares             135,765,768  134,208,964   135,719,410  134,169,911
Diluted earnings per share       $0.14        $0.08         $0.22        $0.55
Antidilutive stock
   options                   8,692,657   10,486,554     6,546,645    8,888,040

Note 4 - Accounts Receivable

The components of accounts receivable are as follows:

                                   October 31,  January 31,  October 31,
                                       2002         2002        2001
                                   -----------  -----------  -----------
Unrestricted trade receivables         $19,673      $16,012     $646,278
Restricted trade receivables           693,914      684,160       53,399
Other                                   21,017       21,325       20,465
Allowance for doubtful accounts        (22,381)     (23,022)     (20,692)
                                   -----------  -----------  -----------
Accounts receivable, net              $712,223     $698,475     $699,450
                                   ===========  ===========  ===========

The restricted trade receivables consist of Nordstrom Private Label Receivables and Visa Securitization Master Trust Certificates. The Private Label receivables back the $300 million of Class A notes and the $200 million variable funding note issued by us in November 2001.

Note 5 - Supplementary Cash Flow Information

We capitalize certain property, plant and equipment during the construction period of commercial buildings, which are subsequently derecognized and reclassed to prepaid rent or deferred lease credits. During the nine months ended October 31, 2002 and 2001, the noncash activities related to the reclassification of new stores were $80,389 and $60,645.

Additionally during the nine months ended October 31, 2002 and 2001, we had noncash activities related to the construction of our corporate office building of ($4,539) and $30,176.








                                   8 of 19

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)

Note 6 - Segment Reporting

The following tables set forth information for our reportable segments and a reconciliation to the consolidated totals:

Three months ended             Retail    Credit     Catalog/   Corporate
October 31, 2002               Stores  Operations   Internet   and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Revenues from external
  customers                $1,256,860           -   $66,341            -              -  $1,323,201
Service charge income               -     $28,672         -            -              -      28,672
Intersegment revenues           9,492      (4,774)        -            -        $(4,718)          -
Interest expense, net             119       6,054       382      $14,277              -      20,832
Net earnings (loss)            44,351       5,379    (1,919)     (29,384)             -      18,427

Three months ended             Retail    Credit     Catalog/   Corporate
October 31, 2001               Stores  Operations   Internet   and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Revenues from external
  customers                $1,172,332           -   $66,909            -              -  $1,239,241
Service charge income               -     $31,040         -            -              -      31,040
Intersegment revenues           7,462       5,728         -            -       $(13,190)          -
Interest expense, net              86       5,485        68      $12,295              -      17,934
Net earnings (loss)            34,956       7,109    (1,132)     (30,438)             -      10,495


Nine months ended              Retail    Credit     Catalog/   Corporate
October 31, 2002               Stores  Operations   Internet   and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Revenues from external
  customers                $4,028,108           -  $196,382            -              -  $4,224,490
Service charge income               -     $90,834         -            -              -      90,834
Intersegment revenues          22,731      19,692         -            -      $ (42,423)          -
Interest expense, net             120      17,967       719      $41,680              -      60,486
Earnings before cumulative
  effect of accounting change 167,563      10,199   (13,937)    (120,276)             -      43,549
Net earnings (loss)           154,204      10,199   (13,937)    (120,276)             -      30,190
Assets                      2,995,109     707,376    82,163      411,990              -   4,196,638

Nine months ended              Retail    Credit     Catalog/   Corporate
October 31, 2001               Stores  Operations   Internet   and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Revenues from external
  customers                $3,804,112           -  $198,928            -              -  $4,003,040
Service charge income               -    $101,595         -            -              -     101,595
Intersegment revenues          15,144      19,581         -            -       $(34,725)          -
Interest expense, net             794      18,110       (30)     $37,843              -      56,717
Net earnings (loss)           158,579      13,904    (8,318)     (90,216)             -      73,949
Assets                      2,812,324     683,716    83,265      395,846              -   3,975,151

Note 7 - Nordstrom.com

On May 31, 2002, we purchased the outstanding shares of Nordstrom.com, Inc. series C preferred stock for $70,000. The excess of the purchase price over the fair market value of the preferred stock and professional fees resulted in a one-time charge of $42,736. No tax benefit was recognized, as we do not believe it is probable that this benefit will be realized.

In July 2002, $10,432 of expense was recognized related to the purchase of the outstanding Nordstrom.com options and warrants. The purchase of these outstanding options and warrants was completed in September 2002.

The purchase of the minority interest of Nordstrom.com resulted in additional goodwill of $24,057.



                                    9 of 19

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)

Note 7 - Nordstrom.com (Cont.)

The following table presents the charges associated with the minority interest purchase and reintegration costs.

                                                           Nine Months
                                                              Ended
                                                        October 31, 2002
                                                        ----------------
Excess of the purchase price over the
  fair market value of the preferred stock                       $40,389
Nordstrom.com option/warrant buyback expense                      10,432
Professional fees incurred                                         2,347
                                                        ----------------
                                                                 $53,168
                                                        ================

Note 8 - Litigation

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

Plaintiffs seek treble damages and restitution of an unspecified amount, attorneys' fees and prejudgment interest, on behalf of a class of all California residents who purchased cosmetics and fragrances for personal use from any of the defendants during the period four years prior to the filing of the amended complaint. Defendants, including us, have answered the amended complaint denying the allegations. The retail defendants have produced documents and responded to plaintiffs' other discovery requests, including providing witnesses for depositions. Two retail defendants have filed motions for summary judgment, and plaintiffs have not yet moved for class certification. Pursuant to an order of the court, plaintiffs and defendants participated in formal mediation sessions in May and September 2001.

Washington Public Trust Advocates
---------------------------------
By order dated August 9, 2002, the court granted our motion to dismiss us from Washington Public Trust Advocates, ex rel., et al. v. City of Spokane, et al., as previously described, and dismissed us from that lawsuit. Plaintiff has filed an appeal with the Washington State Supreme Court.

Other
-----
We are also subject to other ordinary routine litigation. We do not expect any material liability related to that litigation.





                                   10 of 19

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Dollars in Thousands

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the 2001 Annual Report.

RESULTS OF OPERATIONS:
----------------------

Overview
--------
Earnings for the quarter ended October 31, 2002 increased to $18,427 from $10,495 for the same period in 2001. Earnings for the nine months ended October 31, 2002 decreased to $30,190 from $73,949 for the same period in 2001. The decrease for the nine months was attributable to three one-time charges related to the write-off of an IT investment, minority interest purchase and reintegration costs of Nordstrom.com, Inc., and the adoption of a new accounting pronouncement. Excluding these one-time charges, earnings for the nine-month period increased to $101,231 from $73,949 for the same period last year. Diluted earnings per share were $0.14 for the quarter compared to $.08 in the third quarter of last year. For the nine months ended October 31, 2002, diluted earnings per share before one-time charges were $0.75 compared to $.55 for the same period last year.

Year-over-year net income before and after non-recurring items are as follows:

                                                   Nine Months
                                                      Ended
                                                   October 31,
                                   -------------------------------------------
                                           2002                   2001
                                   --------------------   --------------------
                                               Diluted                Diluted
                                    Dollars      EPS       Dollars      EPS
                                   ---------  ---------   ---------  ---------
Reported net income                $  30,190  $    0.22   $  73,949  $    0.55
Non-recurring items, net of tax:
  Minority interest purchase and
    reintegration costs               48,184       0.36           -          -
  Cumulative effect of accounting
    change (net of tax)               13,359       0.10           -          -
  Write-off of IT investment           9,498       0.07           -          -
                                   ---------  ---------   ---------  ---------
Net income before non-recurring
  items                            $ 101,231  $    0.75   $  73,949  $    0.55
                                   =========  =========   =========  =========

Sales
-----
Year-over-year changes in total company sales and comparable-store sales are as follows:

                                  QTD % Change            YTD % Change
                               ------------------      ------------------
                               Calendar    4-5-4*       Calendar    4-5-4*
                               --------  --------      --------  --------
Total Company sales                 6.8%      7.8%          5.5%      5.7%
Comparable-store sales              2.6%      3.7%          1.2%      1.3%

* the 13 and 39 week periods ended November 2, 2002 and November 3, 2001.

                                   11 of 19

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Total sales for the three and the nine-month periods increased primarily as a result of new store openings. Since November 1, 2001, we opened seven full-line stores and five Nordstrom Rack stores. Comparable store sales for the quarter and the nine-month period increased primarily as a result of moderate sales growth at full-line stores and strong sales growth at Nordstrom Rack stores.

Gross Profit
------------
Gross profit as a percentage of sales increased to 33.9% for the three-month period ended October 31, 2002, compared to 32.5% for the same period last year. The increase for the quarter was partially due to the fact that we did not repeat a clearance event that occurred in the third quarter of 2001. In addition, we reduced our inventory shrinkage accrual based upon the results of our mid-year physical inventory. Gross profit as a percentage of sales increased to 33.7% for the nine-month period ended October 31, 2002, compared to 33.1% for the same period last year. The increase for the nine-month period benefited from the third quarter improvement. Also contributing to the nine-month increase were high markdowns taken in the second quarter of the prior year to reduce excess inventory. These margin improvements were partially offset by increased occupancy costs from store openings in the current year.

Selling, General and Administrative
-----------------------------------
Selling, general and administrative expenses increased as a percentage of sales for the three-month period ended October 31, 2002. This was a result of new store selling expenses and pre-opening costs, higher distribution costs related to an increase in merchandise volumes and higher IT expenses related to the implementation of our perpetual inventory system. For the nine-month period ended October 31, 2002, selling, general and administrative expenses improved slightly as a percentage of sales before a one-time charge of $15,570. The improvement was due to decreased payroll and benefits expenses, lower bad debt expense and lower catalog costs at Nordstrom Direct, partially offset by higher distribution costs and IT expenses related to the implementation of our perpetual inventory system. The one-time charge related to a write-off of an IT investment in a supply chain tool at our manufacturing division in the second quarter.

Interest Expense
----------------
Interest expense, net increased in the three and nine-month periods ended October 31, 2002 compared to the same periods in 2001. The increase was due to higher average long-term borrowings, partially offset by a decrease in average short-term borrowings and long-term interest rates.

Service Charge Income and Other
-------------------------------
Service charge income and other, net increased for the three-month period ended October 31, 2002, but decreased slightly for the nine-month period ended October 31, 2002 compared to the same periods in 2001. The increase for the three-month period was due to higher securitization income. The decrease for the nine-month period resulted from lower service charge and late fee income due to lower service charge rates. This was partially offset by higher securitization income, which benefited from higher sales, increased balances on our Visa receivable portfolio, and lower projected write-offs.

Nordstrom.com
--------------
On May 31, 2002, we purchased the outstanding shares of Nordstrom.com, Inc. series C preferred stock for $70,000. The excess of the purchase price over the fair market value of the preferred stock and professional fees resulted in a one-time charge of $42,736. No tax benefit was recognized, as we do not believe it is probable that this benefit will be realized.

                                   12 of 19

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

In July 2002, $10,432 of expense was recognized related to the purchase of the outstanding Nordstrom.com options and warrants. The purchase of these outstanding options and warrants was completed in September 2002.

The purchase of the minority interest of Nordstrom.com resulted in additional goodwill of $24,057.

The following table presents the charges associated with the minority interest purchase and reintegration costs.

                                                           Nine Months
                                                              Ended
                                                        October 31, 2002
                                                        ----------------
Excess of the purchase price over the
  fair market value of the preferred stock                       $40,389
Nordstrom.com option/warrant buyback expense                      10,432
Professional fees incurred                                         2,347
                                                        ----------------
                                                                 $53,168
                                                        ================

Cumulative Effect of Accounting Change
--------------------------------------
During the first quarter, we completed the review required by SFAS No. 142 "Goodwill and Other Intangible Assets." As a result of our review, we recorded a cumulative effect of accounting change of $13,359, net of tax, or $0.10 per share on a diluted basis.

Seasonality
------------
Our business, like that of other retailers, is subject to seasonal fluctuations. Our anniversary sale in July and the holidays in December result in higher sales in the second and fourth quarters of the fiscal year. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------
We finance our working capital needs and capital expenditures with cash provided by operations and borrowings.

Cash Flow from Operations
-------------------------
Net cash provided by operating activities for the nine-month period ended October 31, 2002 decreased $94,047 compared to the same period last year.
This decrease was primarily a result of an increase in merchandise inventories due in part to new stores, partially offset by an increase in net earnings before noncash items and an increase in accounts payable.

Capital Expenditures
--------------------
For the nine month period ended October 31, 2002, net cash used in investing activities increased $53,557 compared to the same period in 2001, primarily due to the $70,000 payment for the acquisition of the outstanding shares of Nordstrom.com, Inc. series C preferred stock. This was partially offset by a decrease in capital expenditures for new stores.





                                   13 of 19

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

During the third quarter of fiscal 2002, we opened four full-line stores in Dulles, VA; St. Louis, MO; Coral Gables, FL and Orlando, FL. We also opened one Nordstrom Rack store in Long Beach, CA and one Faconnable boutique in Coral Gables, FL. Year to date, we have opened a total of seven full-line stores, four Nordstrom Rack stores and one Faconnable boutique. Additionally, in November 2002, we opened a full-line store in Las Vegas, NV. No other stores are scheduled to open in 2002. Total square footage of our stores was 18,221,000 as of October 31, 2002, compared to 16,998,000 as of October 31, 2001.

Financing
---------
For the nine month period ended October 31, 2002, cash used by financing activities increased $138,031 primarily due to the scheduled retirement of $76,750 in medium-term notes in the current year and proceeds from notes payable of $84,603 in the prior year.

CRITICAL ACCOUNTING POLICIES:
-----------------------------
The preparation of our financial statements requires that management make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including those related to doubtful accounts, inventory valuation including estimates of inventory shrinkage and obsolescence, intangible assets, income taxes, self-insurance liabilities, pensions, contingent liabilities and litigation. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

Inventory
---------
The implementation of our new perpetual inventory system this year has improved the timeliness and completeness of recording price changes, including markdowns. Our mid-year physical inventory completed in the third quarter indicated that the higher than expected level of markdowns that we have experienced year to date had a favorable impact on our shrinkage results. Accordingly, we have adjusted our shrinkage accrual in the third quarter based on this information. Further adjustment may be needed based on our final year-end physical inventory. The improvement in recording markdowns may also impact the required level of our inventory obsolescence reserve. We are currently evaluating this impact and an adjustment to our obsolescence reserve may be necessary in the fourth quarter.

Realization of Streamline Deferred Tax Asset
--------------------------------------------
As of October 31, 2002, we have $32,857 of capital loss carryforward related to the write off of our investment in Streamline.com, Inc. We can use these capital loss carryforwards only if we generate capital gains within the next four years. No valuation allowance has been provided because management believes it is probable that the full benefit of the carryforward will be realized.












                                   14 of 19

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

FORWARD-LOOKING INFORMATION CAUTIONARY STATEMENT:
-------------------------------------------------
This document may include forward-looking statements regarding our performance, liquidity and adequacy of capital resources. These statements are based on our current assumptions and expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Forward-looking statements are qualified by the risks and challenges posed by increased competition, shifting consumer demand, changing consumer credit markets, changing capital markets and general economic conditions, hiring and retaining effective team members, sourcing merchandise from domestic and international vendors, investing in new business strategies, achieving our growth objectives, and other risks and uncertainties, including the uncertain economic and political environment arising from the terrorist acts of September 11, 2001 and subsequent terrorist activities. As a result, while we believe there is a reasonable basis for the forward-looking statements, you should not place undue reliance on those statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In September 2002, we sold the interest rate swap that converted our $300 million, 8.95% fixed-rate debt to variable rate. We received cash of $4.9 million, which will be recognized as income evenly over the remaining life of the related debt.

In October 2002, we entered into a new interest rate swap agreement which will convert our $250 million 5.625% fixed-rate debt to variable rate effective January 15, 2003. The variable rate is based on the 6-month LIBOR rate plus 1.31% (initial rate 3.25%). The $1.9 million fair value of the swap has been recorded on our balance sheet in accordance with SFAS No. 133. The interest rate swap will reduce interest payments on our fixed-rate debt by taking advantage of the current low interest rates. A shift in future interest rates could adversely affect the amount of interest paid through this swap agreement.

Item 4.  CONTROLS AND PROCEDURES

Within the last 90 days, our President and Chief Financial Officer evaluated our disclosure controls and procedures and believe that they are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information.

Additionally, during the quarter ended October 31, 2002, we did not make any significant changes in, or take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We review our internal controls for effectiveness on an ongoing basis. We plan to continue our review process, including both internal and external audit examinations, as part of the evaluation of our disclosure controls and internal controls.


                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------
The information required under this item is included in the following section of Part I, Item 1 of this report:

          Note 8 in Notes to Condensed Consolidated Financial Statements





                                   15 of 19

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
     --------

      3.1 By-laws, as amended and restated on November 22, 2002.

     99.1 Certification of Chief Executive Officer regarding periodic report containing financial statements.

     99.2 Certification of Chief Financial Officer regarding periodic report containing financial statements.


(b)  Reports on Form 8-K
     -------------------

     We filed a Form 8-K on September 12, 2002 to submit to the Securities and Exchange Commission the sworn statements required by the Securities and Exchange Commission's "Order Requiring the Filing of Sworn Statements Pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934" (File No. 4-460, June 27, 2002).












































                                   16 of 19

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


Date:  December 6, 2002
       ------------------















































                                   17 of 19

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 6, 2002                   /s/ Blake W. Nordstrom
       ------------------                 ----------------------
                                          Blake W. Nordstrom
                                          President







                                   18 of 19

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 6, 2002                   /s/ Michael G. Koppel
       ------------------                 ----------------------
                                          Michael G. Koppel
                                          Executive Vice President and
                                          Chief Financial Officer






                                   19 of 19

NORDSTROM INC. AND SUBSIDIARIES

Exhibit Index

Exhibit                                    Method of Filing
-------                                    ----------------
 3.1  By-laws, as amended and resated      Filed herewith electronically
       on November 22, 2002

99.1  Certification of Chief Executive     Filed herewith electronically
       Officer regarding periodic report
       containing financial statements

99.2  Certification of Chief Financial     Filed herewith electronically
       Officer regarding periodic report
       containing financial statements