Form 10-K
period 2003-01-31
NORDSTROM INC
filed 2003-04-17
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-6074

Nordstrom, Inc.

(Exact name of Registrant as specified in its charter)

Washington	91-0515058
(State or other jurisdiction of	(IRS employer
incorporation or organization)	Identification No.)

1617 Sixth Avenue, Seattle, Washington	98101
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 206-628-2111

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, without par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    X    NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act 12b-2). YES    X    NO

     As of July 31, 2002 the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $1.8 billion using the closing sales price on this day of $18.90.

     On March 17, 2003, 135,457,544 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.  Portions of Nordstrom, Inc. Annual Report to Shareholders for fiscal year ended January 31, 2003 are incorporated into Parts I, II and IV

2.  Portions of Proxy Statement for 2003 Annual Meeting of Shareholders scheduled to be held on May 20, 2003 are incorporated into Part III

PART I

Item 1. Business.

We incorporated in the State of Washington in 1946 as the successor to a retail shoe business that started in 1901. As of January 31, 2003, we operated 88 large specialty stores, selling a wide selection of apparel, shoes and accessories for women, men and children.

We also operated 48 stores under the name “Nordstrom Rack” and one clearance store under the name “Last Chance.” The Nordstrom Rack stores purchase merchandise directly from manufacturers, as well as serving, in part, as outlets for clearance merchandise from our large specialty stores.

We also operated one free-standing shoe store under the name “Nordstrom” and five Specialty Boutiques under the name “Façonnable”. As a result of the acquisition of Façonnable, S.A. of Nice, France in October 2000, we also operated 23 Façonnable boutiques located primarily in Europe. Façonnable is a wholesaler and retailer of high quality men’s and women’s apparel and accessories.

In March 2003, we opened one large specialty store in Houston, Texas. In addition, we plan to open large specialty stores in Richmond, Virginia; Austin, Texas and Wellington Green, Florida as well as Nordstrom Rack stores in Chicago, Illinois and Sunrise, Florida during fiscal 2003.

The west coast and the east coast of the United States are the markets in which we have the largest presence. An economic downturn or other significant event within one of these markets may have a material effect on our operating results.

We purchase merchandise from many suppliers, no one of which accounted for more than 2% of 2002 net purchases. We believe that we are not dependent on any one supplier, and consider our relations with our suppliers to be satisfactory.

We have approximately 99 registered trademarks. The loss or abandonment of the Federally registered names “Nordstrom” or “Façonnable” would materially impact our business. The loss or abandonment of the Federally registered trademarks “Brass Plum”, “Baby N”, “Caslon”, “Classiques Entier”, “Frenchi”, “Halogen” and “Rubbish” may impact our business, but not in a material manner. With the exception of the above-mentioned Federally registered trademarks, the loss or abandonment of any particular trademark would have little, if any, impact on our business.

Due to our anniversary sale in July and holidays in December, sales are higher in the second and fourth quarters of the fiscal year than in the first and third quarters. During the fiscal year ended January 31, 2003, we regularly employed on a full or part-time basis an average of approximately 44,000 employees. Due to the seasonal nature of our business, employment increased to approximately 52,000 employees in July 2002 and 48,000 in December 2002.

Our business is highly competitive. Our stores compete with other national, regional and local retail establishments within our operating areas which carry similar lines of merchandise, including department stores, specialty stores, boutiques, and mail order and Internet businesses. Our specific competitors vary from market to market. We believe the principal methods of competing in our industry include customer service, value, quality of product, fashion, advertising, store location and depth of selection.

Item 1. Business (continued).

We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”). You may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Our Internet website is http://www.nordstrom.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also expect to post on our website the code of business conduct and ethics that we adopt for our directors, officers and employees, as well as waivers and amendments.

Certain other information required under Item 1 is contained within the following sections of our 2002 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

Management’s Discussion and Analysis

Note 1: Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements

Note 19: Segment Reporting in Notes to Consolidated Financial Statements

Note 21: Nordstrom.com in Notes to Consolidated Financial Statements

Retail Store Facilities

Executive Officers of the Registrant

			Officer	Family
Name	Age	Title	Since	Relationship

Jammie Baugh	50	Executive Vice President	1990	None

Laurie M. Black	44	Executive Vice President	1997	None

Mark S. Brashear	41	Executive Vice President	2001	None

James H. Bromley	39	Executive Vice President and President of Nordstrom Direct, Inc.	2002	None

Dale Cameron	54	Executive Vice President	1985	None

Robert E. Campbell	47	Vice President and Treasurer	1999	None

Linda Toschi Finn	55	Executive Vice President	1998	None

Kevin T. Knight	47	Executive Vice President, Chairman and Chief Executive Officer of Nordstrom fsb, and President of Nordstrom Credit, Inc.	1998	None

Michael G. Koppel	46	Executive Vice President and Chief Financial Officer	1999	None

Llynn (Len) A. Kuntz	42	Executive Vice President	1998	None

David L. Mackie	54	Vice President	1994	None

Robert J. Middlemas	46	Executive Vice President	1993	None

Blake W. Nordstrom	42	President	1991	Brother of Erik B. and Peter E. Nordstrom; son of Bruce A. Nordstrom, a Director of the Company; and nephew of D. Wayne Gittinger, a Director of the Company.

Bruce A. Nordstrom	69	Chairman of the Board of Directors	1966	Father of Blake W., Erik B. and Peter E. Nordstrom; cousin of John N. Nordstrom, a Director of the Company and Brother-in-law of D. Wayne Gittinger, a Director of the Company.

Erik B. Nordstrom	39	Executive Vice President	1995	Brother of Blake W. and Peter E. Nordstrom; son of Bruce A. Nordstrom, a Director of the Company; and nephew of D. Wayne Gittinger, a Director of the Company.

Executive Officers of the Registrant (continued)

			Officer	Family
Name	Age	Title	Since	Relationship

Peter E. Nordstrom	41	Executive Vice President	1995	Brother of Blake W. and Erik B. Nordstrom; son of Bruce A. Nordstrom, a Director of the Company; and nephew of D. Wayne Gittinger, a Director of the Company.

James R. O’Neal	44	Executive Vice President	1997	None

R. Michael Richardson	46	Vice President and Chief Information Officer	2001	None

K.C. (Karen) Shaffer	49	Executive Vice President	2001	None

Joel T. Stinson	53	Executive Vice President and Chief Administrative Officer	1996	None

Delena M. Sunday	42	Executive Vice President	1998	None

Geevy S.K. Thomas	38	Executive Vice President	1998	None

Jammie Baugh was named Executive Vice President Full-line Stores Human Resources in November 2002. Prior to that, she served as Executive Vice President Human Resources from February 2000 to November 2002, Executive Vice President and Northwest General Manager from May 1997 to February 2000, Executive Vice President and General Manager Southern California from 1991 to May 1997, and Vice President and General Manager Southern California from 1990 to 1991.

Laurie M. Black was named Executive Vice President and President of Nordstrom Rack in December 2001. Prior to that, she served as Vice President and Corporate Merchandise Manager for Specialized from May 2000 to December 2001, as Vice President and Northwest Divisional Merchandise Manager for Specialized and Accessories from April 1999 to April 2000, and as Vice President and Northwest/Southwest Divisional Merchandise Manager for Specialized from February 1997 to March 1999. Prior to that, Ms. Black held various merchandise management positions within the Company since 1988.

Mark S. Brashear was named Executive Vice President and President of Façonnable in December 2001. Prior to that, he served as Executive Vice President and Southwest General Manager of the Full-line Store Group from February 2001 to December 2001, as Division Vice President and Strategic Planning Manager of the Southwest Business Unit from April 1999 to February 2001, and as Strategic Planning Manager for California and the Southwest from February 1998 to April 1999. Prior to that, Mr. Brashear held various store management positions with the Company.

Executive Officers of the Registrant (continued)

James H. Bromley was named Executive Vice President of the Company on July 16, 2002, and President of Nordstrom Direct, Inc. on July 16, 2002. Prior to that, he served as Executive Vice President and Chief Financial Officer of Nordstrom.com, Inc. from May 2000 to July 2002. Prior to joining Nordstrom, Mr. Bromley served as Senior Vice President, Chief Financial Officer and Treasurer at Multiple Zones International, a supplier of computer products and services, from June 1999 to May 2000. From May 1998 to May 1999, he served as Managing Director at McDonald Investments, and from March 1996 to May 1998 he served as Managing Director at Dain Rauscher.

Dale Cameron was named Executive Vice President in February 1998, and served as Vice President from March 1985 to February 1998. In addition, Ms. Cameron has served as Corporate Cosmetics Merchandise Manager since April 1976. Prior to that, she held various department manager and buyer positions with us.

Robert E. Campbell was named Vice President Strategy and Planning and Treasurer in May 1999. Prior to that, he was involved with corporate strategy and planning and was responsible for the Company’s investor relations function since March 1998, and served as Manager of Financial Analysis since February 1997. Prior to joining us, Mr. Campbell served in a number of financial positions with restaurant and retail companies based on the West Coast.

Linda Toschi Finn was named Executive Vice President Marketing in September 2000. She was promoted to Vice President and Marketing Director for the Full-line Store Group in October 1999. Ms. Finn has been responsible for the development of the Company’s marketing strategies since February 1998 when she was named Vice President of Sales Promotion. Prior to that, she held various management positions with the Company in the areas of corporate advertising and sales promotion.

Kevin T. Knight has been an Executive Vice President of Nordstrom, Inc. since September 2000, and also serves as Chairman and Chief Executive Officer of Nordstrom fsb, President of Nordstrom Credit, Inc., and, as of February 2000, President of Nordstrom Credit Group. Prior to that, he served as Vice President of Nordstrom, Inc. and President of Nordstrom fsb (formerly Nordstrom National Credit Bank), President of Nordstrom Credit, Inc., and General Manager of the credit business unit since April 1998. Prior to joining us, he was Senior Vice President of Retailer Financial Services, a unit of General Electric Capital Corporation, since 1995. Prior to that, he held various positions with General Electric since 1977.

Michael G. Koppel was named Executive Vice President and Chief Financial Officer in May 2001. Prior to that he served as Vice President, Corporate Controller and Principal Accounting Officer from August 1999 to May 2001. Prior to joining us, Mr. Koppel served as Chief Operating Officer of CML Group, a specialty retail holding company. From 1997 through 1998, he was Chief Financial Officer of Lids Corporation, a mall based specialty retailer, and from 1984 through 1997 he held a number of financial positions with the May Department Stores, most recently as Vice President-Controller of its Filenes division.

Llynn (Len) A. Kuntz was named Executive Vice President and Washington/Alaska Regional Manager in November 2001. Prior to that he served as Executive Vice President and Northwest General Manager of the Full-line Store Group from February 2001 to November 2001, as Vice President and Director of the Full-line Store Strategy Group from May 1999 to February 2001, as Vice President and East Coast Regional Manager from February 1998 to May 1999, and as General Manager of the Northeast Region from 1995 to February 1998.

Executive Officers of the Registrant (continued)

David L. Mackie was named Vice President Real Estate and Corporate Secretary in December 2002. Prior to that, he served as Vice President Real Estate and Legal Affairs from February 2002 to November 2002, as Vice President Real Estate from April 1994 to January 2002, as Corporate Manager of Legal, Tax and Real Estate from February 1985 to March 1994, and as Corporate Tax Manager from September 1983 to January 1985.

Robert J. Middlemas was named Executive Vice President and Central States Regional Manager in November 2001. Prior to that he served as Executive Vice President and Central States General Manager from November 1997 to November 2001, and as Vice President and Central States General Manager from 1993 to November 1997.

Blake W. Nordstrom was named President of the Company in August 2000. From February 2000 until his appointment as President, he served as Executive Vice President and President of Nordstrom Rack. Prior to that, he served as Co-President responsible for credit, community relations, operations, shoes and Nordstrom Rack business units since June 1995 and as Vice President and General Manager Washington/Alaska since 1991.

Bruce A. Nordstrom was named Chairman of the Board of Directors in August 2000. He has served as a Director of the Company since 1966, and served as Co-Chairman of the Board of Directors from 1971 until 1995. Mr. Nordstrom is the grandson of our founder and, with his cousins John N. Nordstrom and James F. Nordstrom and his former brother-in-law John A. McMillan, he assumed leadership of the Company from the second generation in 1968.

Erik B. Nordstrom was named Executive Vice President Full-line Stores in August 2000. Prior to that, he served as Executive Vice President and Northwest General Manager since February 2000, as Co-President responsible for Nordstrom Product Group since June 1995 and as Store/Regional Manager — Minnesota since 1992.

Peter E. Nordstrom was named Executive Vice President and President of Full-line Stores in September 2000. Prior to that, he served as Executive Vice President and Director of Full-line Store Merchandise Strategy for children’s apparel, cosmetics, junior apparel, lingerie, hosiery, men’s apparel and women’s active wear since February 2000, as Co-President responsible for sales promotion, human resources, and diversity affairs since June 1995, and as Regional Manager of the Orange County area since 1991.

James R. O’Neal was named Executive Vice President and President of Nordstrom Product Group in December 2001. From August 2000 until December 2001 he served as Executive Vice President and General Manager of the East Coast. Prior to that, he served as Executive Vice President and Southwest General Manager since November 1997, as Vice President — Northern California since February 1997, as General Manager Northern California from 1995 to 1997, and as City Regional Manager from 1993 to 1995.

R. Michael Richardson was named Vice President and Chief Information Officer in February 2001. Prior to that, he served as Chief Information Officer since September 2000. From April 2000 to September 2000 Mr. Richardson was not employed by the Company. Prior to his departure from us, he served as Division Vice President of Enterprise Development and Architecture since October 1998, and as IT Development Manager of the Nordstrom Product Group since October 1997. Mr. Richardson has also served as IT Development Manager for various corporate departments since 1992.

Executive Officers of the Registrant (continued)

K.C. (Karen) Shaffer was named Executive Vice President and Nordstrom Rack Northwest Regional Manager in December 2001. Prior to that, she served as Executive Vice President and Nordstrom Rack General Merchandise Manager from February 2001 to December 2001, as Division Vice President and Nordstrom Rack Northwest Regional Manager from April 1999 to February 2001, and as Nordstrom Rack Northwest Regional Manager from June 1998 to April 1999. Prior to that, Ms. Shaffer held various management positions with the Company at the department, store and regional levels.

Joel T. Stinson was named Executive Vice President and Chief Administrative Officer in September 2000. Prior to that, he served as Vice President of Operations since May 1995 and as Corporate Operations Manager since 1993. Mr. Stinson is retiring from the Company on May 15, 2003.

Delena M. Sunday was named Executive Vice President Human Resources and Diversity Affairs in November 2002. Prior to that, she served as Executive Vice President of Diversity Affairs from September 2000 to November 2002, Vice President of Diversity Affairs from February 1998 to September 2000, and Director of Diversity Affairs from 1996 to February 1998. Prior to that, Ms. Sunday held various management positions with the Company at the store and regional levels.

Geevy S.K. Thomas was named Executive Vice President and South Regional Manager in November 2001. Prior to that, he served as Executive Vice President and General Merchandise Manager of Full-line Stores from February 2001 to November 2001, as Executive Vice President of Full-line Stores and Director of Merchandising Strategy from February 2000 to February 2001, as Vice President and Director of Merchandising Strategy from May 1999 to February 2000, as Vice President and Regional Manager of Orange County and Los Angeles from February 1998 to May 1999, and as General Manager of Los Angeles from February 1997 to February 1998. Prior to February 1997, Mr. Thomas held various general, regional and store management positions with us.

The officers are appointed annually by the Board of Directors following each year’s Annual Meeting of Shareholders. Officers serve at the discretion of the Board of Directors.

Item 2. Properties.

The following table summarizes the number of retail stores owned or operated by us, and the percentage of total store area represented by each listed category at January 31, 2003:

	Number of	% of total store
	stores	square footage

Owned stores	29	25%
Leased stores	97	32
Owned on leased land	38	41
Partly owned & partly leased	2	2

	166	100%

Item 2. Properties. (continued)

We also operate 6 merchandise distribution centers located throughout the U.S., which are utilized by the Retail Stores segment, all of which are owned. The Catalog/Internet segment utilizes one fulfillment center, which is owned on leased land. Our administrative offices in Seattle, Washington are a combination of leased and owned space. We lease the office building in the Denver, Colorado metropolitan area that serves as the principal offices of Nordstrom fsb and Nordstrom Credit, Inc.

Certain other information required under this item is included in the following sections of our 2002 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

Note 13: Land, Buildings and Equipment in Notes to Consolidated Financial Statements

Note 16: Leases in Notes to Consolidated Financial Statements

Retail Store Facilities

Item 3. Legal Proceedings.

The information required under this item is included in the following section of our 2002 Annual Report to Shareholders, which section is incorporated by reference herein from Exhibit 13.1 of this report:

Note 23: Contingent Liabilites in Notes to Consolidated Financial Statements

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Our Common Stock, without par value, is traded on the New York Stock Exchange under the symbol “JWN.” The approximate number of holders of Common Stock as of March 17, 2003 was 75,717.

Certain other information required under this item with respect to stock prices and dividends is included in the following sections of our 2002 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

Consolidated Statements of Shareholders’ Equity

Note 17: Stock-based Compensation in Notes to Consolidated Financial Statement

Note 24: Selected Quarterly Data (unaudited) in Notes to Consolidated Financial Statements

Item 6. Selected Financial Data.

The information required under this item is included in the following sections of our 2002 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

Management’s Discussion and Analysis

Note 2: Cumulative Effect of Accounting Change in Notes to Consolidated Financial Statements

Note 3: Acquisition in Notes to Consolidated Financial Statements

Note 20: Restructurings, Impairments, and Other One-Time Charges in Notes to Consolidated Financial Statements

Note 21: Nordstrom.com in Notes to Consolidated Financial Statements

Eleven-Year Statistical Summary

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information required under this item is included in the following section of our 2002 Annual Report to Shareholders, which section is incorporated by reference herein from Exhibit 13.1 of this report:

Management’s Discussion and Analysis

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. In seeking to minimize risk, we manage exposure through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes and are not party to any leveraged financial instruments.

Interest rate exposure is managed through our mix of fixed and variable rate borrowings. Short-term borrowing and investing activities generally bear interest at variable rates, but because they have maturities of three months or less, we believe that the risk of material loss is low, and that the carrying amount approximated fair value.

In addition, we have outstanding at January 31, 2003 a $250 million 5.625% fixed-rate debt converted to variable rate through the use of an interest rate swap. Subsequent to January 31, 2003, we sold the interest rate swap and received cash of $2.3 million, which will be recognized as interest income evenly over the remaining life of the related debt.

In the third quarter of 2002, we sold the interest rate swap that converted our $300 million, 8.95% fixed-rate debt to variable rate. We received cash of $4.9 million, which will be recognized as interest income evenly over the remaining life of the related debt.

The table below presents information about our financial instruments that are sensitive to changes in interest rates, which consist of debt obligations and interest rate swaps for the year ended January 31, 2003. For debt obligations, the table presents principal amounts, at book value, by maturity date, and related weighted average interest rates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are the predetermined dollar principal on which the exchanged interest payments are based.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

								Fair value
							Total at	of liabilities
Dollars in							January 31,	January 31,
thousands	2003	2004	2005	2006	2007	Thereafter	2003	2003

Long-term debt
Fixed	$5,545	$5,032	$403,554	$303,958	$4,045	$625,237	$1,347,371	$1,443,000
Avg. int. rate	6.1%	6.6%	8.4%	4.9%	8.4%	6.6%	6.7%

Interest rate swap Fixed to variable	—	—	—	—	—	$250,000	$250,000	$3,000
Avg. pay rate	—	—	—	—	—	3.3%	3.3%
Avg. receive rate	—	—	—	—	—	5.6%	5.6%

Foreign Currency Exchange Risk

The majority of our revenue, expense and capital expenditures are transacted in United States dollars. However, we periodically enter into foreign currency purchase orders for apparel and shoes denominated in Euros. We use forward contracts to hedge against fluctuations in foreign currency prices. There were no forward contracts outstanding as of January 31, 2003. The use of derivatives is limited to only those financial instruments that have been authorized by our Chief Financial Officer and Treasurer.

In addition, the functional currency of Faconnable, S.A.S. of Nice, France is the Euro. Assets and liabilities of Faconnable are translated into U.S. dollars at the exchange rate prevailing at the end of the period. Income and expenses are translated into U.S. dollars at an average exchange rate during the period. Foreign currency gains and losses from the translation of Faconnable’s balance sheet and income statement are included in other comprehensive earnings. Foreign currency gains or losses from certain intercompany loans are recorded in service charge income and other, net.

We considered the potential impact of a hypothetical 10% adverse change in foreign exchange rates and we believe that such a change would not have a material impact on our cash flows of financial instruments that are sensitive to foreign currency exchange risk. The model measured the change in cash flows arising from the 10% adverse change in foreign exchange rates, and covered long-term debt denominated in Euros.

Certain other information required under this item is included in the following sections of our 2002 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

Note 1: Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements

Note 7: Investment in Notes to Consolidated Financial Statements

Note 14: Notes Payable in Notes to Consolidated Financial Statements

Note 15: Long-Term Debt in Notes to Consolidated Financial Statements

Note 16: Leases in Notes to Consolidated Financial Statements

Note 22: Vulnerability Due to Certain Concentrations in Notes to Consolidated Financial Statements

Item 8. Financial Statements and Supplementary Data.

The information required under this item is included in the following sections of our 2002 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required under this item with respect to our Directors and compliance with Section 16(a) of the Exchange Act is included in the following sections of our Proxy Statement for our 2003 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

Election of Directors

Compliance with Section 16 of the Exchange Act of 1934

The information required under this item with respect to our Executive Officers is incorporated by reference from Part I, Item 1 of this report under “Executive Officers of the Registrant.”

Item 11. Executive Compensation.

The information required under this item is included in the following sections of our Proxy Statement for our 2003 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

Compensation of Executive Officers in the Year Ended January 31, 2003

Compensation and Stock Option Committee Report on the Fiscal Year Ended January 31, 2003

Stock Price Performance

Compensation of Directors

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required under this item is included in the following section of our Proxy Statement for our 2003 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

Item 13. Certain Relationships and Related Transactions.

The information required under this item is included in the following sections of our Proxy Statement for our 2003 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

Election of Directors

Certain Relationships and Related Transactions

Item 14. Controls and Procedures.

“Disclosure controls” are controls and other procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. “Internal controls” are procedures that are designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Within the 90-day period prior to the filing of this report, we performed an evaluation under the supervision and with the participation of management, including our President and Chief Financial Officer, of our disclosure controls and procedures. Based upon that evaluation, the President and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information.

We reviewed our internal controls for effectiveness periodically during the period covered by this report. No significant changes were made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their last evaluation.

Item 15. Principal Accountant Fees and Services.

The information required under this item is included in the following section of our Proxy Statement for our 2003 Annual Meeting of Shareholders, which section is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

Ratification of Appointment of Auditors

PART IV

Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)1.	Financial Statements

The following consolidated financial information and statements and the Independent Auditors’ Report are incorporated by reference herein from Exhibit 13.1 of this report:

Consolidated Statements of Earnings

Consolidated Balance Sheets

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Independent Auditors’ Report

(a)2.	Financial Statement Schedules

Page

Independent Auditors’ Consent and Report on Schedule	26
Schedule II — Valuation and Qualifying Accounts	27

Other schedules for which provision is made in Regulation S-X are not required, are inapplicable, or the information is included in our 2002 Annual Report to Shareholders as incorporated by reference herein from Exhibit 13.1 of this report.

(a)3.	Exhibits

(3.1)	Articles of Incorporation of the Registrant, as amended and restated on May 21, 2002, are hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2002, Exhibit 3.1.

(3.2)	Bylaws of the Registrant, as amended and restated on February 1, 2003, are filed herein as Exhibit 3.2.

(4.1)	Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated March 11, 1998 is hereby incorporated by reference from Registration No. 333-47035, Exhibit 4.1.

(4.2)	Senior indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated January 13, 1999 is hereby incorporated by reference from Registration No. 333-69281, Exhibit 4.3.

(4.3)	Form of Subordinated Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated January 13, 1999 is hereby incorporated by reference from Registration No. 333-69281, Exhibit 4.4.

(10.1)	Merchant Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1991, Exhibit 10.1.

(a)3.	Exhibits (continued)

(10.2)	The Nordstrom Supplemental Retirement Plan is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 1993, Exhibit 10.3.

(10.3)	The 1993 Non-Employee Director Stock Incentive Plan is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 1994, Exhibit 10.4.

(10.4)	Investment Agreement dated October 8, 1984 between the Registrant and Nordstrom Credit, Inc. is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10, Exhibit 10.1.

(10.5)	Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.1.

(10.6)	First Amendment to the Master Pooling and Servicing Agreement dated August 14, 1996, between Nordstrom fsb and Wells Fargo Bank West, N.A., as trustee, dated March 1, 2000 is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, Exhibit 10.4.

(10.7)	Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank, Nordstrom Credit, Inc. and Norwest Bank Colorado, N.A., as trustee, is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.2.

(10.8)	First amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank, Nordstrom Credit, Inc. and Norwest Bank Colorado, N.A., as trustee, dated December 10, 1997 is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 1998, Exhibit 10.13.

(10.9)	Second Amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996, between Nordstrom Credit, Inc., Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, dated February 25, 1999, is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-Q for the quarter ended April 30, 1999, Exhibit 10.1.

(10.10)	Third Amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996, between Nordstrom Credit, Inc., Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, dated October 1, 2001 is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.11.

(10.11)	Transfer and Administration Agreement dated August 14, 1996 between Nordstrom National Credit Bank, Enterprise Funding Corporation and Nationsbank, N.A. is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.3.

(a)3.	Exhibits (continued)

(10.12)	First Amendment to the Transfer and Administration Agreement dated August 14, 1996 between Enterprise Funding Corporation, Nordstrom National Credit Bank, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A., dated August 19, 1997 is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 1999, Exhibit 10.1.

(10.13)	Second Amendment to the Transfer and Administration Agreement dated August 14, 1996 between Enterprise Funding Corporation, Nordstrom National Credit Bank, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A., dated July 23, 1998 is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 1999, Exhibit 10.2.

(10.14)	Third Amendment to the Transfer and Administration Agreement dated August 14, 1996 between Enterprise Funding Corporation, Nordstrom National Credit Bank, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A., dated August 11, 1999 is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, Exhibit 10.1.

(10.15)	Fourth Amendment to the Transfer and Administration Agreement dated August 14, 1996 between Enterprise Funding Corporation, Nordstrom fsb, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A., dated March 1, 2000 is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, Exhibit 10.2.

(10.16)	Fifth Amendment to the Transfer and Administration Agreement dated August 14, 1996 between Enterprise Funding Corporation, Nordstrom fsb, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A., dated July 20, 2000 is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, Exhibit 10.3.

(10.17)	Receivables Purchase Agreement dated August 14, 1996 between Registrant and Nordstrom Credit, Inc. is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 1997, Exhibit 10.12.

(10.18)	The Nordstrom, Inc. 1997 Stock Option Plan is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 1999, Exhibit 10.4.

(10.19)	The Nordstrom, Inc. Profit Sharing and Employee Deferral Retirement Plan is hereby incorporated by reference from the Registrant’s Report on Form S-8, Registration No. 333-79791 filed on June 2, 1999.

(10.20)	Amended and Restated Revolving Credit Facility between Registrant and a group of commercial banks, dated October 15, 1999 is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended October 31, 1999, Exhibit 10.1.

(10.21)	Commercial Paper Dealer Agreement dated October 2, 1997 between Registrant and Bancamerica Securities, Inc. is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.1.

(a)3.	Exhibits (continued)

(10.22)	Commercial Paper Agreement dated October 2, 1997 between Registrant and Credit Suisse First Boston Corporation is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.2.

(10.23)	Issuing and Paying Agency Agreement dated October 2, 1997 between Registrant and First Trust of New York, N.A. is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.3.

(10.24)	Joint Venture Agreement between Nordstrom, Inc. and Nordstorm.com, Inc. dated as of August 24, 1999 is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2000, Exhibit 10.21.

(10.25)	Credit Agreement dated as of February 29, 2000, between 1700 Seventh L.P., several lenders from time to time party thereto, with Bank of America, N.A. as Administrative Agent and as Project Administrative Agent, is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2000, Exhibit 10.22.

(10.26)	Guaranty Agreement dated as of February 29, 2000, between Registrant, Bank of America, N.A., and the Lenders party to the Credit Agreement (described in 10.25 above), is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2000, Exhibit 10.23.

(10.27)	Share Purchase and Contribution Agreement dated as of September 27, 2000 by and among Nordstrom, Inc., Nordstrom European Capital Group, and the Selling Shareholders of Façonnable, S.A., is hereby incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-50028 filed on November 15, 2000.

(10.28)	Amendment to the Share Purchase and Contribution Agreement dated as of September 27, 2000 by and among Nordstrom, Inc., Nordstrom European Capital Group, and the Selling Shareholders of Façonnable, S.A., dated October 20, 2000 is hereby incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-50028 filed on November 15, 2000.

(10.29)	The Put Agreement dated November 1, 1999 between Nordstrom, Inc. and the holders of the Series C Preferred Stock of Nordstrom.com, Inc. is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, Exhibit 10.3.

(10.30)	Amended and Restated Revolving Credit Facility between Registrant and a group of commercial banks, dated November 20, 2001 is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.30.

(10.31)	Receivables Purchase Agreement dated October 1, 2001 between Nordstrom Credit, Inc. and Nordstrom Private Label Receivables, LLC is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.21.

(a)3.	Exhibits (continued)

(10.32)	Transfer and Servicing Agreement dated October 1, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Wells Fargo Bank Minnesota, N.A., and Nordstrom Private Label Credit Card Master Note Trust is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.22.

(10.33)	Master Indenture dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee, is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.23.

(10.34)	Series 2001-1 Indenture Supplement dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee, is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.24.

(10.35)	Series 2001-2 Indenture Supplement dated December 4, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee, is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.25.

(10.36)	Amended and Restated Trust Agreement dated October 1, 2001 between Nordstrom Private Label Receivables, LLC, and Wilmington Trust Company, as trustee, is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.26.

(10.37)	Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2003, Exhibit 10.25.

(10.38)	First Amendment to the Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated December 2, 2002 is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2003, Exhibit 10.26.

(10.39)	Receivables Purchase Agreement dated April 1, 2002 between Nordstrom fsb and Nordstrom Credit Card Receivables LLC is filed herein as an Exhibit.

(10.40)	Administration Agreement dated April 1, 2002 between Nordstrom Credit Card Master Note Trust and Nordstrom fsb is filed herein as an Exhibit.

(10.41)	Amended and Restated Trust Agreement dated April 1, 2002 between Nordstrom Credit Card Receivables LLC and Wilmington Trust Company is filed herein as an Exhibit.

(10.42)	Master Indenture dated April 1, 2002 between Nordstrom Credit Card Master Note Trust and Wells Fargo Bank Minnesota, National Association is filed herein as an Exhibit.

(a)3.	Exhibits (continued)

(10.43)	Series 2002-1 Indenture Supplement dated April 1, 2002 between Nordstrom Credit Card Master Note Trust and Wells Fargo Bank Minnesota, National Association is filed herein as an Exhibit.

(10.44)	Transfer and Servicing Agreement dated April 1, 2002 between Nordstrom Credit Card Receivables, LLC, Nordstrom fsb, Wells Fargo Bank Minnesota, National Association and Nordstrom Credit Card Master Note Trust is filed herein as an Exhibit.

(10.45)	Performance Undertaking dated September 28, 2001 between Registrant and Bank One, N.A., is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.37.

(10.46)	Performance Undertaking dated December 4, 2001 between Registrant and Bank One, N.A., is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.38.

(10.47)	Stock Purchase Agreement dated May 13, 2002 between the Registrant and the investors listed on Schedule A thereto, is hereby incorporated by reference from the Registrant’s Form 8-K filed on May 17, 2002, Exhibit 10.1.

(10.48)	Promissory Note dated April 18, 2002 between 1700 Seventh, L.P. and New York Life Insurance Company, is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.2.

(10.49)	Promissory Note dated April 18, 2002 between 1700 Seventh, L.P. and Life Investors Insurance Company of America, is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.3.

(10.50)	Guaranty Agreement dated April 18, 2002 between Registrant, New York Life Insurance Company and Life Investors Insurance Company of America, is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.4.

(10.51)	The 2002 Nonemployee Director Stock Incentive Plan, is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2002, Exhibit 10.1.

(10.52)	Purchase and Sale Agreement dated December 16, 2002 between Nordstrom Credit, Inc. and Nudo-Weiner Associates, LLC is hereby incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2003, Exhibit 10.30.

(10.53)	First Amendment to the Purchase and Sale Agreement dated December 16, 2002 between Nordstrom Credit, Inc. and Nudo-Weiner Associates, LLC, dated December 19, 2002, is hereby incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2003, Exhibit 10.31.

(13.1)	The Company’s 2002 Annual Report to Shareholders is filed herein as an Exhibit.

(21.1)	List of the Registrant’s Subsidiaries is filed herein as an Exhibit.

(23.1)	Independent Auditors’ Consent and Report on Schedule is on page 26 of this report.

(a)3.	Exhibits (continued)

(99.1)	Certification of Chief Executive Officer regarding periodic report containing financial statements, is filed herein as an Exhibit.

(99.2)	Certification of Chief Financial Officer regarding periodic report containing financial statements, is filed herein as an Exhibit.

All other exhibits are omitted because they are not applicable, not required, or because the required information is included in our 2002 Annual Report to Shareholders.

(b)	Reports on Form 8-K

We filed a Form 8-K on December 9, 2002 to announce the change of our fiscal year under Item 8 of Form 8-K. Beginning February 1, 2003, our fiscal year changed from January 31 to the Saturday closest to January 31.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORDSTROM, INC. (Registrant)

/s/	Michael G. Koppel

Michael G. Koppel Executive Vice President and Chief Financial Officer

Date: April 17, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Principal Financial and Accounting Officer:		Principal Executive Officer:

/s/	Michael G. Koppel	/s/	Blake W. Nordstrom

	Michael G. Koppel		Blake W. Nordstrom
	Executive Vice President		President
and Chief Financial Officer

Directors:

/s/	D. Wayne Gittinger	/s/	Enrique Hernandez, Jr.

	D. Wayne Gittinger		Enrique Hernandez, Jr.
	Director		Director

/s/	John A. McMillan	/s/	Jeanne P. Jackson

	John A. McMillan		Jeanne P. Jackson
	Director		Director

/s/	Bruce A. Nordstrom	/s/	John N. Nordstrom

	Bruce A. Nordstrom		John N. Nordstrom
	Chairman of the Board of Directors		Director
and Director

/s/	Alfred E. Osborne, Jr.	/s/	William D. Ruckelshaus

	Alfred E. Osborne, Jr.		William D. Ruckelshaus
	Director		Director

/s/	Stephanie M. Shern	/s/	Bruce G. Willison

	Stephanie M. Shern		Bruce G. Willison
	Director		Director

/s/	Alison A. Winter

Alison A. Winter
Director

Date: April 17, 2003

CERTIFICATIONS

Certification required by Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Blake W. Nordstrom, certify that:

1.  I have reviewed this annual report on Form 10-K of Nordstrom, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 17, 2003	/s/	Blake W. Nordstrom

Blake W. Nordstrom
President

Certification required by Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Michael G. Koppel, certify that:

1.  I have reviewed this annual report on Form 10-K of Nordstrom, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 17, 2003	/s/	Michael G. Koppel

Michael G. Koppel
Executive Vice President and
Chief Financial Officer

Exhibit 23.1

INDEPENDENT AUDITORS’ CONSENT AND REPORT ON SCHEDULE

Shareholders and Board of Directors
Nordstrom, Inc.

We consent to the incorporation by reference in Registration Statement Nos. 33-18321, 333-63403, 333-40064, 333-40066, 333-79791, and 333-101110 on Form S-8 and in Registration Statement Nos. 333-59840 and 333-69281 on Form S-3 of Nordstrom, Inc. of our reports dated March 28, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph regarding the change in accounting for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, for the year ended January 31, 2003, as discussed in Note 2 to the consolidated financial statements), appearing in and incorporated by reference in this Annual Report on Form 10-K of Nordstrom, Inc. and subsidiaries (the Company) for the year ended January 31, 2003.

We have audited the consolidated financial statements of the Company as of January 31, 2003 and 2002, and for each of the three years in the period ended January 31, 2003, and have issued our report thereon dated March 28, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph regarding the change in accounting for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, for the year ended January 31, 2003, as discussed in Note 2 to the consolidated financial statements); such financial statements and report are included in the Company’s 2002 Annual Report to Shareholders and are incorporated therein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/Deloitte & Touche LLP

Seattle, Washington
April 17, 2003

NORDSTROM, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Column A	Column B	Column C	Column D		Column E

		Additions

	Balance at	Charged to			Balance
	beginning	costs and			at end of
Description	of period	expenses	Deductions		period

Allowance for doubtful accounts:
Year ended:
January 31, 2003	$23,022	$29,080	$29,717	(A)	$22,385
January 31, 2002	$16,531	$34,750	$28,259	(A)	$23,022
January 31, 2001	$15,838	$20,369	$19,676	(A)	$16,531
Allowance for sales return, net:
Year ended:
January 31, 2003	$31,721	$520,831	$519,268	(B)	$33,284
January 31, 2002	$33,702	$497,662	$499,643	(B)	$31,721
January 31, 2001	$25,981	$520,080	$512,359	(B)	$33,702

(A)	Deductions consist of write-offs of uncollectible accounts, net of recoveries

(B)	Deductions consist of actual returns net of related costs and commissions

NORDSTROM INC. AND SUBSIDIARIES

Exhibit Index

	Exhibit	Method of Filing

3.1	Articles of Incorporation as amended and restated on May 21, 2002	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2002, Exhibit 3.1

3.2	Bylaws, as amended and restated on February 1, 2003	Filed herewith electronically

4.1	Indenture between Registrant and Norwest Bank Colorado, N.A.,as trustee, dated March 11, 1998	Incorporated by reference from Registration No. 333-47035, Exhibit 4.1

4.2	Senior indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated January 13, 1999	Incorporated by reference from Registration No. 333-69281, Exhibit 4.3

4.3	Form of Subordinated Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated January 13, 1999	Incorporated by reference from Registration No. 333-69281, Exhibit 4.4

10.1	Merchant Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1991, Exhibit 10.1

10.2	Nordstrom Supplemental Retirement Plan	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 1993, Exhibit 10.3

10.3	1993 Non-Employee Director Stock Incentive Plan	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 1994, Exhibit 10.4

10.4	Investment Agreement dated October 8, 1984 between the Registrant and Nordstrom Credit, Inc.	Incorporated by reference from the Nordstrom Credit, Inc. Form 10, Exhibit 10.1

10.5	Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.1

10.6	First Amendment to the Master Pooling and Servicing Agreement dated August 14, 1996, between Nordstrom fsb and Wells Fargo Bank West, N.A., as trustee, dated March 1, 2000	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2000, Exhibit 10.4

	Exhibit	Method of Filing

10.7	Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank, Nordstrom Credit, Inc. and Norwest Bank Colorado, N.A., as trustee	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.2

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

10.14
Third Amendment to the Transfer and Administration Agreement dated August 14, 1996 between Enterprise Funding Corporation, Nordstrom National Credit Bank, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank N.A., dated August 11, 1999
Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2000, Exhibit 10.1

	Exhibit	Method of Filing

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
Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2000, Exhibit 10.3

10.17	Receivables Purchase Agreement dated August 14, 1996 between Registrant and Nordstrom Credit, Inc. ended	Incorporated by reference from the Registrant’s Form 10-K for the year January 31, 1997, Exhibit 10.12

10.18	1997 Nordstrom Stock Option Plan	Incorporated by reference from the Registrant’s Form 10-Q for the quarter Ended April 30, 1999, Exhibit 10.4

10.19	The Nordstrom, Inc. Profit Sharing and Employee Deferral Retirement Plan	Incorporated by reference from the Registrant’s Report on Form S-8, Registration No. 333-79791 filed on June 2, 1999

10.20	Amended and Restated Revolving Credit Facility between Registrant and a group of commercial banks, dated October 15, 1999	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended October 31, 1999, Exhibit 10.1

10.21	Commercial Paper Dealer Agreement dated October 2, 1997 between Registrant and Bancamerica Securities, Inc.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.1

10.22	Commercial Paper Agreement dated October 2, 1997 between Registrant and Credit Suisse First Boston Corporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.2

10.23	Issuing and Paying Agency Agreement dated October 2, 1997 between Registrant and First Trust of New York, N.A	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.3

10.24	Joint Venture Agreement between Nordstrom, Inc. and Nordstrom.com, Inc. dated as of August 24, 1999	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2000, Exhibit 10.21

	Exhibit	Method of Filing

10.25
Credit Agreement dated as of February 29, 2000, between 1700 Seventh L.P., several lenders from time to time party thereto, with Bank of America, N.A. as Administrative Agent and as Project Administrative Agent
Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2000, Exhibit 10.22

10.26	Guaranty Agreement dated as of February 29, 2000, between Registrant, Bank of America, N.A., and the Lenders party to the Credit Agreement (described in 10.25 above)	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2000, Exhibit 10.23

10.27	Share Purchase and Contribution Agreement dated as of September 27, 2000 by and among Nordstrom, Inc., Nordstrom European Capital Group, and the Selling Shareholders of Façonnable, S.A.	Incorporated by reference from the Registrant’s Form S-3, Registration No. 333-50028 filed on November 15, 2000, Exhibit 2.1

10.28
Amendment to the Share Purchase and Contribution Agreement dated as of September 27, 2000 by and among Nordstrom, Inc., Nordstrom European Capital Group, and the Selling Shareholders of Façonnable, S.A., dated October 20, 2000
Incorporated by reference from the Registrant’s Form S-3, Registration No. 333-50028 filed on November 15, 2000, Exhibit 2.2

10.29	The Put Agreement dated November 1, 1999 between Nordstrom, Inc. and the holders of the Series C Preferred Stock of Nordstrom.com, Inc.	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended October 31, 2000, Exhibit 10.3

10.30	Amended and Restated Revolving Credit Facility between Registrant and a group of commercial banks, dated November 20, 2001	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.30

10.31	Receivables Purchase Agreement dated October 1, 2001 between Nordstrom, Credit, Inc. and Nordstrom Private Label Receivables, LLC	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.21

10.32
Transfer and Servicing Agreement dated October 1, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Wells Fargo Bank Minnesota, N.A., and Nordstrom Private Label Credit Card Master Note Trust
Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.22

10.33	Master Indenture dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.23

	Exhibit	Method of Filing

10.34	Series 2001-1 Indenture Supplement dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.24

10.35	Series 2001-2 Indenture Supplement dated December 4, 001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.25

10.36	Amended and Restated Trust Agreement dated October 1, 2001 between Nordstrom Private Label Receivables, LLC, and Wilmington Trust Company, as trustee	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.26

10.37	Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2003, Exhibit 10.25

10.38
First Amendment to the Note Purchase Agreement dated December 4, 2001 between Nordstrom Private label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated December 2, 2002
Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2003, Exhibit 10.26

10.39	Receivables Purchase Agreement dated April 1, 2002 between Nordstrom fsb and Nordstrom Credit Card Receivables LLC	Filed herewith electronically

10.40	Administration Agreement dated April 1, 2002 between Nordstrom Credit Card Master Note Trust and Nordstrom fsb	Filed herewith electronically

10.41	Amended and Restated Trust Agreement dated April 1, 2002 between Nordstrom Credit Card Receivables LLC and Wilmington Trust Company	Filed herewith electronically

10.42	Master Indenture dated April 1, 2002 between Nordstrom Credit Card Master Note Trust and Wells Fargo Bank Minnesota, National Association	Filed herewith electronically

10.43	Series 2002-1 Indenture Supplement dated April 1, 2002 between Nordstrom Credit Card Master Note Trust and Wells Fargo Bank Minnesota, National Association	Filed herewith electronically

	Exhibit	Method of Filing

10.44
Transfer and Servicing Agreement dated April 1, 2002 between Nordstrom Credit Card Receivables, LLC, Nordstrom fsb, Wells Fargo Bank Minnesota, National Association and Nordstrom Credit Card Master Note Trust
Filed herewith electronically

10.45	Performance Undertaking dated September 28, 2001 between Registrant and Bank One, N.A	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.37

10.46	Performance Undertaking dated December 4, 2001 between Registrant and Bank One, N.A	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.38

10.47	Stock Purchase Agreement dated May 13, 2002 between the Registrant and the investors listed on Schedule A thereto	Incorporated by reference from the Registrant’s Form 8-K filed on May 17, 2002, Exhibit 10.1

10.48	Promissory Note dated April 18, 2002 between 1700 Seventh, L.P. and New York Life Insurance Company	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.2

10.49	Promissory Note dated April 18, 2002 between 1700 Seventh, L.P. and Life Investors Insurance Company of America	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.3

10.50	Guaranty Agreement dated April 18, 2002 between Registrant, New York Life Insurance Company and Life Investors Insurance Company of America	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.4

10.51	The 2002 Nonemployee Director Stock Incentive Plan	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2002, Exhibit 10.1

10.52	Purchase and Sale Agreement dated December 16, 2002 between Nordstrom Credit, Inc. and Nudo-Weiner Associates, LLC	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2003, Exhibit 10.30

10.53	First Amendment to the Purchase and Sale Agreement dated December 16, 2002 between Nordstrom Credit, Inc. and Nudo-Weiner Associates, LLC, dated December 19, 2002	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2003, Exhibit 10.31

13.1	2002 Annual Report to Shareholders	Filed herewith electronically

21.1	Subsidiaries of the Registrant	Filed herewith electronically

	Exhibit	Method of Filing

23.1	Independent Auditors’ Consent and Report on Schedule	Filed as page 26 of this report

99.1	Certification of Chief Executive Officer regarding periodic report containing financial statements	Filed herewith electronically

99.2	Certification of Chief Financial Officer regarding periodic report containing financial statements	Filed herewith electronically