Form 10-Q
period 2003-05-31
NORDSTROM INC
filed 2003-06-09
CIK 72333

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

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


                               YES   X       NO
                                   _____        _____


Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act 12b-2). YES  X     NO
                                       _____     _____


Common stock outstanding as of May 31, 2003: 135,832,136 shares of common stock.












                                   1 of 17

                       NORDSTROM, INC. AND SUBSIDIARIES
                       --------------------------------
                                    INDEX
                                    -----

                                                                  Page
                                                                  Number
PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements (unaudited)

             Condensed Consolidated Statements of Earnings
               Quarter ended May 3, 2003 and April 30, 2002          3

             Condensed Consolidated Balance Sheets
               May 3, 2003, January 31, 2003 and April 30, 2002      4

             Condensed Consolidated Statements of Cash Flows
               Quarter ended May 3, 2003 and April 30, 2002          5

             Notes to Condensed Consolidated Financial Statements    6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    10

    Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                            13

    Item 4.  Controls and Procedures                                13

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                      14

    Item 6.  Exhibits and Reports on Form 8-K                       14

SIGNATURES                                                          15

CERTIFICATIONS                                                      16
























                                   2 of 17

                       NORDSTROM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (dollars in thousands except per share amounts)
                                 (unaudited)

                                                           Quarter Ended
                                                      ----------------------
                                                        May 3,     April 30,
                                                         2003        2002
                                                      ----------  ----------
Net sales                                             $1,343,539  $1,245,761
Cost of sales and related
  buying and occupancy                                  (888,458)   (823,088)
                                                      ----------  ----------
Gross profit                                             455,081     422,673
Selling, general and
  administrative expenses                               (426,030)   (386,084)
                                                      ----------  ----------
Operating income                                          29,051      36,589
Interest expense, net                                    (20,228)    (20,049)
Minority interest purchase
  and reintegration costs                                      -     (42,047)
Service charge income
  and other, net                                          35,632      33,304
                                                      ----------  ----------
Earnings before income taxes
  and cumulative effect of
  accounting change                                       44,455       7,797
Income tax expense                                       (17,300)    (19,010)
                                                      ----------  ----------
Earnings (loss) before cumulative
  effect of accounting change                             27,155     (11,213)
Cumulative effect of accounting
  change (net of tax of $8,541)                                -     (13,359)
                                                      ----------  ----------
Net earnings (loss)                                   $   27,155  $  (24,572)
                                                      ==========  ==========

Basic and Diluted earnings (loss) per share           $      .20  $     (.18)
                                                      ==========  ==========
Cash dividends paid per share
  of common stock outstanding                         $      .10  $      .09
                                                      ==========  ==========



The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.















                                   3 of 17

                       NORDSTROM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                             May 3,     January 31,   April 30,
                                              2003         2003         2002
                                           ----------   ----------   ----------
                                           (Unaudited)  (Audited)    (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                $  173,434   $  219,344   $  216,282
  Accounts receivable, net                    748,592      762,129      670,786
  Merchandise inventories                   1,078,232      953,112      994,136
  Prepaid expenses                             46,613       40,261       36,223
  Other current assets                        110,286      111,654      108,707
                                           ----------   ----------   ----------
  Total current assets                      2,157,157    2,086,500    2,026,134
Land, buildings and equipment (net of
  accumulated depreciation of $1,942,989,
  $1,882,976, and $1,716,616)               1,762,039    1,761,544    1,791,676
Goodwill, net                                  56,609       56,609       32,431
Tradename, net                                 84,000       84,000       84,000
Other assets                                  115,036      121,726      101,062
                                           ----------   ----------   ----------
TOTAL ASSETS                               $4,174,841   $4,110,379   $4,035,303
                                           ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                            $      726   $      244   $      679
  Accounts payable                            547,745      429,087      565,996
  Accrued salaries, wages
    and related benefits                      207,477      260,562      186,041
  Income taxes and other accruals             152,006      188,986      182,566
  Current portion of long-term debt             5,615        5,545        3,996
                                           ----------   ----------   ----------
  Total current liabilities                   913,569      884,424      939,278

Long-term debt                              1,341,262    1,341,826    1,346,939
Deferred lease credits                        393,576      383,100      369,401
Other liabilities                             135,055      128,972       97,623
Shareholders' Equity:
  Common stock, no par:
    500,000,000 shares authorized;
    135,809,649, 135,444,041 and
    134,997,563 shares issued
    and outstanding                           363,258      358,069      349,593
  Unearned stock compensation                  (1,843)      (2,010)      (2,513)
  Retained earnings                         1,027,713    1,014,105      938,520
  Accumulated other comprehensive
    earnings (loss)                             2,251        1,893       (3,538)
                                           ----------   ----------   ----------
  Total shareholders' equity                1,391,379    1,372,057    1,282,062
                                           ----------   ----------   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                     $4,174,841   $4,110,379   $4,035,303
                                           ==========   ==========   ==========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.








                                   4 of 17

                            NORDSTROM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (dollars in thousands)
                                      (unaudited)

                                                                  Quarter Ended
                                                             ----------------------
                                                              May 3,       April 30,
                                                               2003          2002
                                                             --------      --------
<s>                                                          <c>           <c.
OPERATING ACTIVITIES:
  Net earnings (loss)                                         $27,155      $(24,572)
  Adjustments to reconcile net earnings (loss) to net
  cash provided by operating activities:
    Depreciation and amortization                              62,835        55,290
    Amortization of deferred lease credits and other, net      (6,409)       (4,386)
    Stock-based compensation expense                               87         1,131
    Deferred income taxes, net                                  5,414        (3,428)
    Cumulative effect of accounting change, net of tax              -        13,359
  Change in assets and liabilities:
    Accounts receivable, net                                   13,713        28,487
    Merchandise inventories                                  (123,798)     (139,658)
    Prepaid expenses                                           (4,058)        1,461
    Other assets                                                 (108)          (39)
    Accounts payable                                          114,578       111,183
    Accrued salaries, wages and related benefits              (52,875)      (51,246)
    Income taxes and other accruals                           (37,000)       37,963
    Other liabilities                                           3,702         3,310
                                                             --------      --------
Net cash provided by operating activities                       3,236        28,855
                                                             --------      --------
INVESTING ACTIVITIES:
  Capital expenditures                                        (59,962)      (96,827)
  Additions to deferred lease credits                          17,172        32,692
  Other, net                                                      476        (1,366)
                                                             --------      --------
Net cash used for investing activities                        (42,314)      (65,501)
                                                             --------      --------
FINANCING ACTIVITIES:
  Proceeds from notes payable                                     482           531
  Proceeds from long-term borrowings                                -           431
  Principal payments on long-term debt                         (1,023)      (81,874)
  Proceeds from sale of interest rate swap                      2,341             -
  Proceeds from issuance of common stock                        4,915         8,096
  Cash dividends paid                                         (13,547)      (12,111)
                                                             --------      --------
Net cash used by financing activities                          (6,832)      (84,927)
                                                             --------      --------
Net decrease in cash and cash equivalents                     (45,910)     (121,573)
Cash and cash equivalents at beginning of period              219,344       337,855
                                                             --------      --------
Cash and cash equivalents at end of period                   $173,434      $216,282
                                                             ========      ========


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.












                                   5 of 17

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
---------------------
The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in our 2002 Annual Report. The same accounting policies are followed for preparing quarterly and annual financial data. All adjustments necessary for the fair presentation of the results of operations, financial position and cash flows have been included and are of a normal, recurring nature.

Due to the seasonal nature of the retail industry, quarterly results are not necessarily indicative of the results for the full fiscal year.

Reclassification
----------------
We reclassified certain prior year amounts to conform to the current year presentation.

Change in Fiscal Year
---------------------
On February 1, 2003, our fiscal year-end changed from January 31 to the Saturday closest to January 31. Each fiscal year consists of four 13 week quarters, with an extra week added onto the fourth quarter every five to six years. A one-day transition period is included in our first quarter 2003 results.

Stock Compensation
------------------
We apply APB No. 25, "Accounting for Stock Issued to Employees," in measuring compensation costs under our stock-based compensation programs, which are described more fully in our 2002 Annual Report.

If we had elected to recognize compensation cost based on the fair value of the options and shares at grant date, net earnings and earnings per share would have been as follows:

                                          Three Months Ended
                                       ------------------------
                                          May 3,     April 30,
                                           2003        2002
                                       -----------  -----------
Net earnings (loss), as reported           $27,155     $(24,572)
Incremental stock-based compensation
   expense under fair value, net of tax     (6,223)      (5,600)
                                       -----------  -----------
Pro forma net earnings (loss)              $20,932     $(30,172)
                                       ===========  ===========
Earnings (loss) per share:
   Basic and Diluted - as reported           $0.20       $(0.18)
   Basic and Diluted - pro forma             $0.15       $(0.22)

Recent Accounting Pronouncements
--------------------------------
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" for certain decisions made by the FASB as part of the Derivatives Implementation Group process. SFAS No. 149 also amends SFAS No. 133 to incorporate clarifications of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. We do not believe the adoption of SFAS No. 149 will have a material impact on our earnings and financial position.

                                   6 of 17

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)

Note 2 - Goodwill and Other Intangible Assets

The carrying amounts of our intangible assets are as follows:

                                                        Catalog/
                                     Retail Stores      Internet
                                        segment         segment       Total
                                 ---------------------  --------    ---------
                                 Goodwill    Tradename  Goodwill
                                 --------    ---------  --------
Balance as of February 1, 2003
  and May 3, 2003                $ 40,893    $  84,000  $ 15,716    $ 140,609

The purchase of the minority interest of Nordstrom.com in the first quarter of 2002, resulted in additional goodwill of $24,178, of which $8,462 was allocated to the Retail Stores reporting unit and $15,716 to the Catalog/Internet reporting unit. Goodwill of $32,431 and Tradename of $84,000 are assigned to the Faconnable reporting unit.

We tested all of our intangible assets during the first quarter of 2003 and determined that these assets were not impaired. We expect to perform these impairment tests annually during our first quarter or when other circumstances indicate we need to do so.

Note 3 - Earnings Per Share

                                          Three Months Ended
                                       ------------------------
                                          May 3,     April 30,
                                           2003        2002
                                       -----------  -----------
Net earnings (loss)                        $27,155     $(24,572)
Basic shares                           135,578,266  134,702,331
Basic earnings (loss) per share              $0.20       $(0.18)
Dilutive effect of stock options
   and performance share units             219,525            -
Diluted shares                         135,797,791  134,702,331
Diluted earnings (loss) per share            $0.20       $(0.18)
Antidilutive stock options              13,798,089   12,711,744

Note 4 - Accounts Receivable

The components of accounts receivable are as follows:

                                         May 3,    January 31,   April 30,
                                          2003        2003         2002
                                      -----------  -----------  -----------
Private label trade receivables:
   Unrestricted                           $19,809      $15,599      $20,777
   Restricted                             574,592      613,647      592,908
Allowance for doubtful accounts           (22,354)     (22,385)     (22,786)
                                      -----------  -----------  -----------
Private label trade receivables, net      572,047      606,861      590,899
VISA securitization master trust
   certificates                           152,327      123,220       55,591
Other                                      24,218       32,048       24,296
                                      -----------  -----------  -----------
Accounts receivable, net                 $748,592     $762,129     $670,786
                                      ===========  ===========  ===========



                                   7 of 17

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)

Note 4 - Accounts Receivable (Cont.)

The restricted private label receivables back the $300 million Class A notes and the $200 million variable funding note issued by us in November 2001. Other accounts receivable consist primarily of vendor receivables and cosmetic rebates receivable. As all vendor receivables are fully earned at period end, no allowance for doubtful vendor receivables has been recorded.

Note 5 - Debt

In February 2003, we sold the interest rate swap that converted our $250 million, 5.63% fixed-rate debt to variable rate. We received cash of $2.3 million, which will be recognized as income evenly over the remaining life of the related debt.

Note 6 - Segment Reporting

The following tables set forth the information for our reportable segments and a reconciliation to the consolidated totals:

Quarter ended                  Retail    Credit     Catalog/   Corporate
May 3, 2003                    Stores  Operations   Internet   and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
<s>                            <c>     <c>          <c>        <c>         <c.                <c>
Revenues from external
  customers                $1,277,398           -   $66,141            -              -  $1,343,539
Service charge income               -     $33,932         -            -              -      33,932
Intersegment revenues           6,251       6,848         -            -       $(13,099)          -
Interest expense, net              94       5,373       (16)     $14,777              -      20,228
Earnings before taxes          95,796       6,380    (2,459)     (55,262)             -      44,455
Net earnings (loss)            58,516       3,897    (1,502)     (33,756)             -      27,155

Quarter ended                  Retail    Credit     Catalog/   Corporate
April 30, 2002                 Stores  Operations   Internet   and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Revenues from external
  customers                $1,182,709           -   $63,052            -              -  $1,245,761
Service charge income               -     $31,421         -            -              -      31,421
Intersegment revenues           3,818       6,525         -            -       $(10,343)          -
Interest expense, net             184       6,439       185      $13,241              -      20,049
Earnings before taxes and
  cumulative effect of
  accounting change            96,628       6,618      (308)     (95,141)             -       7,797
Net earnings (loss)            45,662       4,042      (188)     (74,088)             -     (24,572)

Note 7 - Nordstrom.com

On May 31, 2002, we purchased the outstanding shares of Nordstrom.com, Inc. series C preferred stock for $70,000. The excess of the purchase price over the fair market value of the preferred stock and professional fees resulted in a one-time charge of $42,047, which was recorded in the first quarter of 2002. No tax benefit was recognized, as we do not believe it is probable that this benefit will be realized.

The purchase of the minority interest of Nordstrom.com resulted in additional goodwill of $24,178.

Note 8 - Subsequent Event

In June 2003, we purchased $39,170 of our 8.95% senior notes for a total cash payment of $45,402. Approximately $6,000 of expense will be recognized in the second quarter of 2003 related to this purchase.





                                   8 of 17

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

Plaintiffs seek treble damages and restitution in an unspecified amount, attorneys' fees and prejudgment interest, on behalf of a class of all California residents who purchased cosmetics and fragrances for personal use from any of the defendants during the period four years prior to the filing of the amended complaint. Defendants, including us, have answered the amended complaint denying the allegations. The defendants have produced documents and responded to plaintiffs' other discovery requests, including providing witnesses for depositions. Plaintiffs have not yet moved for class certification. Pursuant to an order of the court, plaintiffs and defendants participated in mediation sessions. The California state court has set a status conference for June 2003.

Washington Public Trust Advocates
---------------------------------
By order dated August 9, 2002, the court granted our motion to dismiss us from Washington Public Trust Advocates, ex rel., et al. v. City of Spokane, et al., as previously described, and dismissed us from that lawsuit. Plaintiff attempted to obtain direct review by the Washington Supreme Court which declined to hear the case and referred it to the Washington Court of Appeals. On May 20, 2003, the Washington Court of Appeals affirmed our dismissal.

Other
-----
We are subject to routine litigation incidental to our business. No material liability is expected.






















                                    9 of 17

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Dollars in Thousands

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of the 2002 Annual Report.

RESULTS OF OPERATIONS:
----------------------

Overview
--------
Earnings for the first quarter of 2003 increased to $27,155 or $0.20 per share from a net loss of $24,572 or $0.18 per share for the same period in 2002.
The net loss in the first quarter of 2002 was attributable to two one-time charges related to the minority interest purchase of Nordstrom.com, Inc. and the adoption of a new accounting pronouncement. Excluding these one-time charges, earnings for the first quarter of 2003 decreased $3,290 or 10.8% when compared to the same period last year. This decrease was primarily the result of negative comparable store sales, higher markdowns taken to liquidate merchandise and higher expense related to new stores.

Year-over-year net income before and after one-time charges are as follows:

                                                 Quarter Ended
                                  -------------------------------------------
                                       May 3, 2003          April 30, 2002
                                  --------------------   --------------------
                                              Diluted                Diluted
                                   Dollars      EPS       Dollars      EPS
                                  ---------  ---------   ---------  ---------
Reported net income (loss)          $27,155      $0.20    $(24,572)    $(0.18)
One-time charges, net of tax:
  Minority interest purchase              -          -      42,047       0.30
  Cumulative effect of accounting
    change                                -          -      13,359       0.10
                                  ---------  ---------   ---------  ---------
Net income before one-time
  charges                           $27,155      $0.20     $30,834      $0.22
                                  =========  =========   =========  =========

Sales
-----
Total sales for the quarter on a 4-5-4 comparable basis increased 3.5% primarily due to store openings. Since May 1, 2002, we have opened six full-line stores and two Nordstrom Rack stores. Same store sales on a 4-5-4 comparable basis decreased 1.4% due to a combination of factors, including a slowing economy, the war in Iraq and poor weather in the eastern and midwestern United States.

Our strongest performing merchandise divisions for the quarter were cosmetics, accessories and the designer and casual contemporary segments of women's apparel, followed by shoes, men's apparel, women's active wear, intimate apparel, junior women's and women's bridge apparel. Our weakest divisions were women's better and special sizes.

Gross Profit
------------
Gross profit as a percentage of sales remained flat for the quarter ended May 3, 2003, compared to the same period last year. Higher markdowns taken to liquidate excess inventory, drive sales and deliver competitive pricing were partially offset by a lower provision for inventory shrinkage and lower buying expenses. Total inventory per square foot increased 1.9% due to lower than expected sales. We expect higher markdowns to continue through the end of the second quarter as we liquidate our remaining excess inventory.

                                   10 of 17

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Selling, General and Administrative
-----------------------------------
Selling, general and administrative expenses as a percent of sales increased 70 basis points to 31.7% due to negative leverage from the lower than expected sales. Selling, general and administrative expense increased $40 million due to planned incremental spending related to new stores, employee benefits and sales promotion offset by lower technology expenses.

Interest Expense
----------------
Interest expense, net remained flat for the quarter ended May 3, 2003 when compared to the same period in 2002 due to a decline in the volume of long-term debt, offset by a slight increase in long-term rates. Also, less interest income was earned in the quarter as average short-term investments decreased.

Service Charge Income and Other
-------------------------------
Service charge income and other, net increased for the quarter ended May 3, 2003 primarily due to gains recorded from our VISA securitization. Securitization gains continued as increased sales on our VISA cards generated higher revenues, while the cost of funds declined and bad debt write-offs stabilized.

Nordstrom.com
--------------
On May 31, 2002, we purchased the outstanding shares of Nordstrom.com, Inc. series C preferred stock for $70,000. The excess of the purchase price over the fair market value of the preferred stock and professional fees resulted in a one-time charge of $42,047, which was recorded in the first quarter of 2002. No tax benefit was recognized, as we do not believe it is probable that this benefit will be realized.

The purchase of the minority interest of Nordstrom.com resulted in additional goodwill of $24,178.

Cumulative Effect of Accounting Change
--------------------------------------
During the first quarter of 2002, we completed the initial review required by SFAS No. 142 "Goodwill and Other Intangible Assets." As a result of our review, we recorded a cumulative effect of accounting change of $13,359, net of tax, or $0.10 per share on a diluted basis.

Seasonality
------------
Our business, like that of other retailers, is subject to seasonal fluctuations. Our anniversary sale in July and the holidays in December result in higher sales in the second and fourth quarters of the fiscal year. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

GAAP Sales Reconciliation (Dollars in millions)
-----------------------------------------------
We converted to a 4-5-4 Retail Calendar at the beginning of 2003. This change in our fiscal calendar has resulted in three additional days of sales being included in our first quarter versus the same period in the prior year. Sales performance numbers included in this document have been calculated on a comparative 4-5-4 basis. We believe that adjusting for the three additional days provides a more comparable basis (4-5-4 vs 4-5-4) from which to evaluate sales performance in the first quarter. The following reconciliation bridges the reported GAAP sales to the 4-5-4 comparable sales.



                                   11 of 17



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

                                      1Q03          1Q02
                                     4-5-4     Gregorian      Dollar    Total   Comp
                                  calendar      calendar    Increase    Sales   Sales
                                  --------     ---------    --------    -----   -----
Number of Days Reported GAAP          92            89

         Reported GAAP Sales     $1,343.5      $1,245.8       $97.7      7.8%    2.7%

    Less Feb 1-2, 2002 sales                     ($31.0)

    Plus May 1-4, 2002 sales                      $65.6

      Less Feb 1, 2003 sales       ($18.2)
                                  -------       -------
        Reported 4-5-4 sales     $1,325.3      $1,280.4       $44.9      3.5%   (1.4%)
                                  -------       -------
         4-5-4 Adjusted Days          91            91

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------
We finance our working capital needs and capital expenditures with cash provided by operations and borrowings.

Cash Flow from Operations
-------------------------
Net cash provided by operating activities for the quarter ended May 3, 2003 decreased compared to the same period last year. This decrease was primarily a result of differences in the timing of income tax payments between years.

Capital Expenditures
--------------------
For the quarter ended May 3, 2003, net cash used in investing activities decreased compared to the same period in 2002, primarily due to a decrease in net capital expenditures resulting from a planned reduction in new store openings.

During the first quarter of fiscal 2003, we opened one full-line store in Houston, TX. Throughout the remainder of the year ending January 31, 2004, we expect to open three full-line stores in Richmond, VA, Austin, TX and Wellington Green, FL; relocate our Lynnwood, WA full-line store and open two Nordstrom Rack stores in Chicago, IL and Sunrise, FL. For the entire year, gross square footage is expected to increase 4%. Total square footage of our stores was 18,613,000 as of the end of first quarter 2003, a 6.5% increase over the same period last year.

Financing
---------
For the quarter ended May 3, 2003, cash used by financing activities decreased primarily due to the scheduled retirement of $76,750 in medium-term notes in the prior year.

CRITICAL ACCOUNTING POLICIES:
-----------------------------
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.
We regularly evaluate our estimates including those related to doubtful accounts, inventory valuation, intangible assets, income taxes, self-insurance liabilities, post-retirement benefits, contingent liabilities and litigation. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. No changes have occurred since our disclosures in the 2002 Annual Report.



                                   12 of 17

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Recent Accounting Pronouncements
--------------------------------
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" for certain decisions made by the FASB as part of the Derivatives Implementation Group process. SFAS No. 149 also amends SFAS No. 133 to incorporate clarifications of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. We do not believe the adoption of SFAS No. 149 will have a material impact on our earnings and financial position.

FORWARD-LOOKING INFORMATION CAUTIONARY STATEMENT:
-------------------------------------------------
The preceding disclosures included forward-looking statements regarding our performance, liquidity and adequacy of capital resources. These statements are based on our current assumptions and expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Forward-looking statements are qualified by the risks and challenges posed by increased competition, shifting consumer demand, changing consumer credit markets, changing capital markets, changing interest rates and general economic conditions, hiring and retaining effective team members, sourcing merchandise from domestic and international vendors, investing in new business strategies, achieving our growth objectives and the impact of economic and competitive market forces, including the impact of terrorist activity or the impact of war. As a result, while we believe there is a reasonable basis for the forward-looking statements, you should not place undue reliance on those statements. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In February 2003, we sold the interest rate swap that converted our $250 million, 5.63% fixed-rate debt to variable rate. We received cash of $2.3 million, which will be recognized as income evenly over the remaining life of the related debt.

Item 4.  CONTROLS AND PROCEDURES

"Disclosure controls" are controls and other procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. "Internal controls" are procedures that are designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

                                   13 of 17

                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------
The information required under this item is included in the following section of Part I, Item 1 of this report:

          Note 9 in Notes to Condensed Consolidated Financial Statements

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
     --------

      3.1 Bylaws of the Registrant, as amended and restated on May 20, 2003.

     99.1 Certification of Chief Executive Officer regarding periodic report containing financial statements.

     99.2 Certification of Chief Financial Officer regarding periodic report containing financial statements.

(b)  Reports on Form 8-K
     -------------------

     We filed a Form 8-K on February 6, 2003, attaching a press release to announce our preliminary January 2003 sales results.

     We filed a Form 8-K on February 21, 2003 attaching a press release relating to our results of operations for the quarter and year ended January 31, 2003.

     We filed a Form 8-K on March 5, 2003 attaching a press release to announce our preliminary February 2003 sales results.

     We filed a Form 8-K on March 31, 2003 attaching a press release to announce the retirement of Joel Stinson, Chief Administrative Officer.

     We filed a Form 8-K on March 31, 2003 attaching a press release to announce our first quarter earnings were expected to be lower than the previously guided range.

     We filed a Form 8-K on April 10, 2003 attaching a press release to announce our preliminary March 2003 sales results.






















                                   14 of 17

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


Date:  June 9, 2003
       ------------------















































                                   15 of 17

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


Date:  June 9, 2003                       /s/ Blake W. Nordstrom
       ------------------                 ----------------------
                                          Blake W. Nordstrom
                                          President







                                   16 of 17

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


Date:  June 9, 2003                       /s/ Michael G. Koppel
       ------------------                 ----------------------
                                          Michael G. Koppel
                                          Executive Vice President and
                                          Chief Financial Officer






                                   17 of 17

NORDSTROM INC. AND SUBSIDIARIES

Exhibit Index

Exhibit                                    Method of Filing
-------                                    ----------------
 3.1  By-laws of the Registrant, as        Filed herewith electronically
       amended and restated on May 20,
       2003

99.1  Certification of Chief Executive     Filed herewith electronically
       Officer regarding periodic report
       containing financial statements

99.2  Certification of Chief Financial     Filed herewith electronically
       Officer regarding periodic report
       containing financial statements