Form 10-Q
period 2003-08-02
NORDSTROM INC
filed 2003-09-09
CIK 72333

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003

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


                               YES   X       NO
                                   _____        _____


Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). YES  X     NO
                                                   _____     _____


Common stock outstanding as of August 30, 2003: 136,065,954 shares of common stock.









                                   1 of 20

                       NORDSTROM, INC. AND SUBSIDIARIES
                       --------------------------------
                                    INDEX
                                    -----

                                                                  Page
                                                                  Number
PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements (unaudited)

             Condensed Consolidated Statements of Earnings
               Quarter and Year to Date ended August 2, 2003
               and July 31, 2002                                     3

             Condensed Consolidated Balance Sheets
               August 2, 2003, January 31, 2003 and July 31, 2002    4

             Condensed Consolidated Statements of Cash Flows
               Quarter and Year to Date ended August 2, 2003
               and July 31, 2002                                     5

             Notes to Condensed Consolidated Financial Statements    6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    11

    Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                            17

    Item 4.  Controls and Procedures                                17

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                      17

    Item 4.  Submission of Matters to a Vote of Security Holders    18

    Item 6.  Exhibits and Reports on Form 8-K                       18

SIGNATURES                                                          20





















                                   2 of 20

                       NORDSTROM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (dollars in thousands except per share amounts)
                                 (unaudited)

                                  Quarter Ended          Year to Date Ended
                              ----------------------   ----------------------
                               August 2,   July 31,     August 2,   July 31,
                                 2003        2002         2003        2002
                              ----------  ----------   ----------  ----------
Net sales                     $1,794,975  $1,655,528   $3,138,514  $2,901,289
Cost of sales and related
  buying and occupancy        (1,192,195) (1,104,035)  (2,080,653) (1,927,123)
                              ----------  ----------   ----------  ----------
Gross profit                     602,780     551,493    1,057,861     974,166
Selling, general and
  administrative expenses       (504,656)   (496,915)    (930,686)   (882,999)
                              ----------  ----------   ----------  ----------
Operating income                  98,124      54,578      127,175      91,167
Interest expense, net            (26,134)    (19,605)     (46,362)    (39,654)
Minority interest purchase
  and reintegration costs              -     (11,121)           -     (53,168)
Service charge income
  and other, net                  36,081      35,341       71,713      68,645
                              ----------  ----------   ----------  ----------
Earnings before income taxes
  and cumulative effect of
  accounting change              108,071      59,193      152,526      66,990
Income tax expense               (42,200)    (22,858)     (59,500)    (41,868)
                              ----------  ----------   ----------  ----------
Earnings before cumulative
  effect of accounting change     65,871      36,335       93,026      25,122
Cumulative effect of accounting
  change (net of tax of $8,541)        -           -            -     (13,359)
                              ----------  ----------   ----------  ----------
Net earnings                  $   65,871  $   36,335   $   93,026  $   11,763
                              ==========  ==========   ==========  ==========

Basic earnings per share      $      .48  $      .27   $      .69  $      .09
                              ==========  ==========   ==========  ==========

Diluted earnings per share    $      .48  $      .27   $      .68  $      .09
                              ==========  ==========   ==========  ==========

Cash dividends paid per share
  of common stock outstanding $      .10  $      .09   $      .20  $      .18
                              ==========  ==========   ==========  ==========



The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.










                                   3 of 20

                       NORDSTROM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                            August 2,   January 31,   July 31,
                                              2003         2003         2002
                                           ----------   ----------   ----------
                                           (Unaudited)  (Audited)    (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                $  298,779   $  219,344   $  244,544
  Accounts receivable, net                    665,177      639,630      685,465
  Retained interest in accounts receivable    218,401      124,543       86,666
  Merchandise inventories                   1,019,467      953,112    1,039,365
  Prepaid expenses                             48,053       40,261       36,010
  Other current assets                        112,613      111,654      105,272
                                           ----------   ----------   ----------
  Total current assets                      2,362,490    2,088,544    2,197,322
Land, buildings and equipment (net of
  accumulated depreciation of $2,006,527,
  $1,882,976, and $1,770,885)               1,735,202    1,761,544    1,805,861
Goodwill, net                                  56,609       56,609       56,227
Tradename, net                                 84,000       84,000       84,000
Other assets                                  158,264      121,726       97,009
                                           ----------   ----------   ----------
TOTAL ASSETS                               $4,396,565   $4,112,423   $4,240,419
                                           ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                            $      139   $      244   $      209
  Accounts payable                            634,762      429,808      688,842
  Accrued salaries, wages
    and related benefits                      258,041      260,562      233,279
  Income taxes and other accruals             222,071      188,986      173,045
  Current portion of long-term debt             6,084        5,545        4,769
                                           ----------   ----------   ----------
  Total current liabilities                 1,121,097      885,145    1,100,144

Long-term debt                              1,300,356    1,341,826    1,343,797
Deferred lease credits                        374,782      383,100      389,526
Other liabilities                             152,535      128,972       94,478
Shareholders' Equity:
  Common stock, no par:
    500,000,000 shares authorized;
    135,891,406, 135,444,041 and
    135,089,518 shares issued
    and outstanding                           362,293      358,069      351,587
  Unearned stock compensation                    (746)      (2,010)      (2,345)
  Retained earnings                         1,080,002    1,014,105      962,699
  Accumulated other comprehensive
    earnings                                    6,246        3,216          533
                                           ----------   ----------   ----------
  Total shareholders' equity                1,447,795    1,373,380    1,312,474
                                           ----------   ----------   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                     $4,396,565   $4,112,423   $4,240,419
                                           ==========   ==========   ==========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.





                                   4 of 20

                            NORDSTROM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (dollars in thousands)
                                      (unaudited)

                                                               Year to Date Ended
                                                             ----------------------
                                                             August 2,     July 31,
                                                               2003          2002
                                                             --------      --------
OPERATING ACTIVITIES:
  Net earnings                                                $93,026       $11,763
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                             123,349       111,917
    Amortization of deferred lease credits and other, net     (12,988)       (9,176)
    Stock-based compensation expense                            1,815         2,087
    Deferred income taxes, net                                  3,776         5,184
    Cumulative effect of accounting change, net of tax              -        13,359
    Impairment of IT investment                                     -        15,570
    Minority interest purchase expense                              -        40,389
  Change in assets and liabilities:
    Accounts receivable, net                                  (24,252)      (40,264)
    Retained interest in accounts receivable                  (91,371)      (29,760)
    Merchandise inventories                                   (62,209)     (183,976)
    Prepaid expenses                                             (973)        2,745
    Other assets                                               (6,188)        2,787
    Accounts payable                                          190,796       233,643
    Accrued salaries, wages and related benefits               (2,217)       (5,064)
    Income taxes and other accruals                            25,121        27,972
    Other liabilities                                           9,387         4,098
                                                             --------      --------
Net cash provided by operating activities                     247,072       203,274
                                                             --------      --------
INVESTING ACTIVITIES:
  Capital expenditures                                       (131,874)     (184,507)
  Additions to deferred lease credits                          28,908        58,449
  Minority interest purchase                                        -       (70,000)
  Other, net                                                      106        (3,169)
                                                             --------      --------
Net cash used for investing activities                       (102,860)     (199,227)
                                                             --------      --------
FINANCING ACTIVITIES:
  Proceeds from notes payable                                    (105)           61
  Proceeds from long-term borrowings                                -           815
  Principal payments on long-term debt                        (46,003)      (84,053)
  Proceeds from sale of interest rate swap                      2,341             -
  Proceeds from issuance of common stock                        6,119        10,086
  Cash dividends paid                                         (27,129)      (24,267)
                                                             --------      --------
Net cash used by financing activities                         (64,777)      (97,358)
                                                             --------      --------
Net increase (decrease) in cash and cash equivalents           79,435       (93,311)
Cash and cash equivalents at beginning of period              219,344       337,855
                                                             --------      --------
Cash and cash equivalents at end of period                   $298,779      $244,544
                                                             ========      ========


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.







                                   5 of 20

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

If we had elected to recognize compensation cost based on the fair value of the options and shares at grant date, net earnings and earnings per share would have been as follows:

                                      Quarter Ended       Year to Date Ended
                                  --------------------   --------------------
                                  August 2,   July 31,   August 2,   July 31,
                                     2003       2002        2003       2002
                                  ---------  ---------   ---------  ---------
Net earnings, as reported           $65,871    $36,335     $93,026    $11,763
Incremental stock-based
   compensation expense under
   fair value, net of tax            (3,396)    (5,611)     (9,620)   (11,211)
                                  ---------  ---------   ---------  ---------
Pro forma net earnings              $62,475    $30,724     $83,406       $552
                                  =========  =========   =========  =========
Earnings per share:
   Basic - as reported                $0.48     $ 0.27       $0.69     $ 0.09
   Diluted - as reported              $0.48     $ 0.27       $0.68     $ 0.09

   Basic and Diluted - pro forma      $0.46     $ 0.23       $0.61     $ 0.00





                                   6 of 20

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)

Note 1 - Summary of Significant Accounting Policies (Cont.)

Recent Accounting Pronouncements
--------------------------------
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" for certain decisions made by the FASB as part of the Derivatives Implementation Group process. SFAS No. 149 also amends SFAS No. 133 to incorporate clarifications of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. Adoption of SFAS No. 149 did not have an impact on our earnings or financial position.

Note 2 - Goodwill and Other Intangible Assets

The carrying amounts of our intangible assets are as follows:

                                                        Catalog/
                                     Retail Stores      Internet
                                        segment         segment       Total
                                 ---------------------  --------    ---------
                                 Goodwill    Tradename  Goodwill
                                 --------    ---------  --------
Balance as of February 1, 2003
  and August 2, 2003             $ 40,893    $  84,000  $ 15,716    $ 140,609

The purchase of the minority interest of Nordstrom.com in the first quarter of 2002 resulted in additional goodwill of $24,178, of which $8,462 was allocated to the Retail Stores reporting unit and $15,716 to the Catalog/Internet reporting unit. Goodwill of $32,431 and Tradename of $84,000 are assigned to the Faconnable reporting unit.

Note 3 - Earnings Per Share

                                 Quarter Ended           Year to Date Ended
                            ------------------------  ------------------------
                             August 2,    July 31,     August 2,    July 31,
                               2003         2002         2003         2002
                            -----------  -----------  -----------  -----------
Net earnings                    $65,871      $36,335      $93,026      $11,763
Basic shares                135,843,977  135,066,212  135,710,396  134,887,294
Basic earnings per share          $0.48        $0.27        $0.69        $0.09
Dilutive effect of
   stock options and
   performance share units      494,171      753,673      305,907      878,448
Diluted shares              136,338,148  135,819,885  136,016,303  135,765,742
Diluted earnings per share        $0.48        $0.27        $0.68        $0.09
Antidilutive stock options    8,224,504    6,764,220    9,686,838    6,542,883










                                   7 of 20

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)

Note 4 - Accounts Receivable

The components of accounts receivable are as follows:

                                       August 2,   January 31,   July 31,
                                          2003        2003         2002
                                      -----------  -----------  -----------
Trade receivables:
   Unrestricted                           $19,675      $15,599      $18,393
   Restricted                             638,572      613,647      658,775
Allowance for doubtful accounts           (21,146)     (22,385)     (22,131)
                                      -----------  -----------  -----------
Trade receivables, net                    637,101      606,861      655,037

Other                                      28,076       32,769       30,428
                                      -----------  -----------  -----------
Accounts receivable, net                 $665,177     $639,630     $685,465
                                      ===========  ===========  ===========

The restricted private label receivables back the $300 million Class A notes and the $200 million variable funding note issued by us in November 2001. Other accounts receivable consist primarily of vendor receivables and cosmetic rebates receivable. As all vendor receivables are fully earned at period end, no allowance for doubtful vendor receivables has been recorded.

Note 5 - Debt

In the second quarter, we purchased $40,825 of our 8.95% senior notes and $2,500 of our 6.7% medium-term notes for a total cash payment of $50,054. Approximately $6,423 of expense was recognized in the second quarter of 2003 related to this purchase.

In August 2003, we purchased an additional $14,500 of our 8.95% senior notes for a total cash payment of $16,397. Approximately $1,800 of expense will be recognized in the third quarter of 2003 related to this purchase.

We entered into a variable interest rate swap agreement in the second quarter of 2003. The swap has a $250,000 notional amount and a 5.5-year term. Under the agreement, we receive a fixed rate of 5.63% and pay a variable rate based on LIBOR plus a margin of 2.3% set at six-month intervals (3.55% at August 2, 2003). The swap agreement qualifies as a fair value hedge and is recorded at its market value of ($15,283) in other liabilities.

















                                   8 of 20

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)

Note 6 - Segment Reporting

The following tables set forth the information for our reportable segments and a reconciliation to the consolidated totals:

Quarter ended                  Retail      Credit  Catalog/    Corporate
August 2, 2003                 Stores  Operations  Internet    and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Revenues from external
  customers                $1,723,687           -   $71,288            -              -  $1,794,975
Service charge income               -     $32,622         -            -              -      32,622
Intersegment revenues           8,270      10,390         -            -       $(18,660)          -
Interest expense, net              24       5,442         4      $20,664              -      26,134
Earnings before taxes         162,196       5,326       974      (60,425)             -     108,071
Net earnings (loss)            98,833       3,242       597      (36,801)             -      65,871

Quarter ended                  Retail      Credit  Catalog/    Corporate
July 31, 2002                  Stores  Operations  Internet    and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Revenues from external
  customers                $1,592,131           -   $63,397            -              -  $1,655,528
Service charge income               -     $33,041         -            -              -      33,041
Intersegment revenues           9,421       9,583         -            -       $(19,004)          -
Interest expense, net            (183)      5,474       152      $14,162              -      19,605
Earnings before taxes and
  cumulative effect of
  accounting change           115,562       6,850   (13,506)     (49,713)             -      59,193
Net earnings (loss)            70,433       4,175    (8,238)     (30,035)             -      36,335

Year to date ended             Retail      Credit  Catalog/    Corporate
August 2, 2003                 Stores  Operations  Internet    and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Revenues from external
  customers                $3,001,085           -  $137,429            -              -  $3,138,514
Service charge income               -     $66,554         -            -              -      66,554
Intersegment revenues          14,521      17,238         -            -       $(31,759)          -
Interest expense, net             118      10,815       (12)     $35,441              -      46,362
Earnings before taxes         257,992      11,706    (1,485)    (115,687)             -     152,526
Net earnings (loss)           157,349       7,139      (905)     (70,557)             -      93,026
Assets                      2,757,778     860,089   105,128      673,570              -   4,396,565

Year to date ended             Retail      Credit  Catalog/    Corporate
July 31, 2002                  Stores  Operations  Internet    and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Revenues from external
  customers                $2,779,258           -  $122,031            -              -  $2,901,289
Service charge income               -     $62,462         -            -              -      62,462
Intersegment revenues          13,239      16,108         -            -       $(29,347)          -
Interest expense, net               1      11,913       337      $27,403              -      39,654
Earnings before taxes and
  cumulative effect of
  accounting change           214,399      13,468   (16,023)    (144,854)             -      66,990
Net earnings (loss)           117,444       8,217    (9,775)    (104,123)             -      11,763
Assets                      2,756,360     759,929    76,183      647,947              -   4,240,419

Note 7 - Nordstrom.com

During 2002, we purchased the outstanding shares of Nordstrom.com, Inc. series C preferred stock for $70,000. The excess of the purchase price over the fair market value of the preferred stock and professional fees resulted in a one-time charge of $42,736. No tax benefit was recognized on the share purchase, as we do not believe it is probable that this benefit will be realized. The impact of not recognizing this income tax benefit increased our prior year to date effective tax rate to 62.5% before the cumulative effect of accounting change.



                                   9 of 20

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)

Note 7 - Nordstrom.com (Cont.)

Also in 2002, $10,432 of expense was recognized related to the purchase of the outstanding Nordstrom.com options and warrants.

The following table presents the charges resulting from the minority interest purchase and reintegration of Nordstrom.com.

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

We entered into a settlement agreement with the plaintiffs and the other defendants on July 16, 2003. In connection with the settlement, the case is being refiled in the United States District Court for the Northern District of California. The settlement requires Court approval and, if approved by the Court, will result in the plaintiffs' claims being dismissed, with prejudice, in their entirety. In connection with the settlement agreement, the defendants will provide consumers with certain free products and pay the plaintiffs' attorneys' fees. Our share of the cost of the settlement will not have a material adverse effect on our financial condition.

We have entered into the settlement agreement solely to avoid protracted and costly litigation. There has been no finding or admission of any wrongdoing by us in this lawsuit.


                                   10 of 20

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)

Note 8 - Litigation (Cont.)

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

RESULTS OF OPERATIONS:
----------------------

Overview
--------
Earnings for the second quarter of 2003 increased to $65,871 or $0.48 per diluted share from $36,335 or $0.27 per diluted share for the same period in 2002. The 81% increase was partially due to two charges taken in 2002 to write-off an IT investment and acquire and reintegrate the minority interest of Nordstrom.com.

Earnings for the year to date period ended August 2, 2003 increased to $93,026 or $0.68 per diluted share from $11,763 or $0.09 per diluted share for the same period in 2002. The increase for the year to date period was primarily attributable to three charges taken in 2002 to write-off an IT investment, acquire and reintegrate the minority interest of Nordstrom.com and to adopt a new accounting pronouncement.

Excluding these nonrecurring and impairment charges, earnings increased $13,511 for the quarter and $10,221 year to date when compared to the same periods last year. This increase was the result of better than expected same store sales, expense leverage and overall expense control.





















                                   11 of 20

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Year-over-year net income before and after nonrecurring and impairment charges are as follows:

                                                 Quarter Ended
                                  -------------------------------------------
                                     August 2, 2003         July 31, 2002
                                  --------------------   --------------------
                                              Diluted                Diluted
                                   Dollars      EPS       Dollars      EPS
                                  ---------  ---------   ---------  ---------
Reported net income                 $65,871      $0.48     $36,335      $0.27
Nonrecurring and impairment
charges, net of tax:
  Minority interest purchase and
    reintegration costs                   -          -       6,527       0.05
  Write-off of IT investment              -          -       9,498       0.07
                                  ---------  ---------   ---------  ---------
Net income before nonrecurring
and impairment charges              $65,871      $0.48     $52,360      $0.39
                                  =========  =========   =========  =========

                                              Year to Date Ended
                                  -------------------------------------------
                                     August 2, 2003         July 31, 2002
                                  --------------------   --------------------
                                              Diluted                Diluted
                                   Dollars      EPS       Dollars      EPS
                                  ---------  ---------   ---------  ---------
Reported net income                 $93,026      $0.68     $11,763      $0.09
Nonrecurring and impairment
charges, net of tax:
  Minority interest purchase and
    reintegration costs                   -          -      48,185       0.35
  Cumulative effect of accounting
    change                                -          -      13,359       0.10
  Write-off of IT investment              -          -       9,498       0.07
                                  ---------  ---------   ---------  ---------
Net income before nonrecurring
and impairment charges              $93,026      $0.68     $82,805      $0.61
                                  =========  =========   =========  =========

Sales
-----
Total sales for the quarter and year to date on a 4-5-4 comparable basis increased 7.9% and 6.0% due to same store sales increases and store openings. Same store sales on a 4-5-4 comparable basis increased 3.9% for the quarter and 1.6% year to date due to several factors, including better merchandising, strong sales events and an improving retail climate. In addition, for the twelve months ended August 2, 2003, we have opened six full-line stores and one Nordstrom Rack store.

Our strongest performing merchandise divisions for the quarter were cosmetics, accessories, men's wear and women's designer apparel, followed by shoes, women's bridge, women's better, women's active wear, junior women's, and intimate apparel. Our weakest divisions were women's special sizes and children's apparel.





                                   12 of 20

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Gross Profit
------------

                                     QTD 2003   QTD 2002   YTD 2003   YTD 2002
                                     --------   --------   --------   --------
Gross profit as a percent of sales     33.6%      33.3%      33.7%      33.6%

Gross profit as a percentage of sales improved 27 basis points for the quarter and 13 basis points for the year to date period ended August 2, 2003, compared to the same periods last year primarily due to better than expected same store sales which allowed us to leverage buying and occupancy expenses. For the quarter, markdowns as a percent of sales were flat with last year. On a year to date basis, markdowns were higher than the prior year due to slow sales in the first quarter. Higher than expected sales volume and overall inventory control in the second quarter resulted in an 8% decrease in our inventory per square foot.

Selling, General and Administrative
-----------------------------------

                                     QTD 2003   QTD 2002   YTD 2003   YTD 2002
                                     --------   --------   --------   --------
Selling, general and
  administrative expense
  as a percent of sales                 28.1%      30.0%      29.6%      30.5%

For the second quarter of 2002, selling, general and administrative expense includes an impairment charge of $15,570 related to the write-down of an information technology investment in a supply chain tool at our manufacturing division.

Excluding this charge, selling, general and administrative expenses as a percentage of sales for the quarter decreased to 28.1% from 29.1% in the prior year. Excluding this charge on a year to date basis, selling, general and administrative expenses decreased to 29.6% from 29.9% in the prior year.
These decreases resulted from leverage on better than expected same store sales and overall expense control. We saw the most significant improvements in direct selling labor, information technology expenses and distribution costs.

Interest Expense
----------------
Interest expense, net increased for the quarter and year to date periods ended August 2, 2003 when compared to the same periods in 2002 due to approximately $6,423 in additional expense resulting from the repurchase of $43,325 in debt.

Service Charge Income and Other
-------------------------------
Service charge income and other, net increased for the quarter and year to date periods ended August 2, 2003 primarily due to gains recorded from our VISA securitization. Securitization gains continued as increased sales on our VISA cards have led to higher receivable balances and related revenues, while the cost of funds declined and bad debt write-offs stabilized.











                                   13 of 20

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Minority Interest Purchase and Reintegration Costs
--------------------------------------------------
During 2002, we purchased the outstanding shares of Nordstrom.com, Inc. series C preferred stock for $70,000. The excess of the purchase price over the fair market value of the preferred stock and professional fees resulted in a one-time charge of $42,736. No tax benefit was recognized on the share purchase, as we do not believe it is probable that this benefit will be realized. The impact of not recognizing this income tax benefit increased our prior year to date effective tax rate to 62.5% before the cumulative effect of accounting change.

Also in 2002, $10,432 of expense was recognized related to the purchase of the outstanding Nordstrom.com options and warrants.

The following table presents the charges resulting from the minority interest purchase and reintegration of Nordstrom.com:

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

GAAP Sales Reconciliation (Dollars in millions)
-----------------------------------------------
We converted to a 4-5-4 Retail Calendar at the beginning of 2003. This change in our fiscal calendar has resulted in one less day of sales being included in our second quarter versus the same period in the prior year and two additional days of sales for the current year to date versus the same period last year. Sales performance numbers included in this document have been calculated on a comparative 4-5-4 basis. We believe that adjusting for the difference in days provides a more comparable basis (4-5-4 vs 4-5-4) from which to evaluate sales performance. The following reconciliation bridges the reported GAAP sales to the 4-5-4 comparable sales.






                                   14 of 20

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

                                                                % Change    % Change
                                                       Dollar      Total        Comp
Sales Reconciliation ($M)       QTD 2003  QTD 2002   Increase      Sales       Sales
----------------------------   --------- ---------   --------  ---------    --------
Number of Days Reported GAAP        91        92

         Reported GAAP Sales    $1,795.0  $1,655.6     $139.4        8.4%        4.5%

    Less May 1-4, 2002 sales           -    ($65.2)

 Plus August 1-3, 2002 sales           -     $73.0
                               --------- ---------
        Reported 4-5-4 sales    $1,795.0  $1,663.4     $131.6        7.9%        3.9%
                               --------- ---------
         4-5-4 Adjusted Days       91         91

                                                                % Change    % Change
                                                       Dollar      Total        Comp
Sales Reconciliation ($M)       YTD 2003  YTD 2002   Increase      Sales       Sales
----------------------------   --------- ---------   --------  ---------    --------
Number of Days Reported GAAP       183       181

         Reported GAAP Sales    $3,138.5  $2,901.3     $237.2        8.2%        3.1%

           Less Feb. 1, 2003      ($18.2)        -

   Less Feb. 1-2, 2002 sales           -    ($30.4)

 Plus August 1-3, 2002 sales           -     $73.0
                               --------- ---------
        Reported 4-5-4 sales    $3,120.3  $2,943.9     $176.4        6.0%        1.6%
                               --------- ---------
         4-5-4 Adjusted Days       182       182

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------
We finance our working capital needs and capital expenditures with cash provided by operations and borrowings.

Cash Flow from Operations
-------------------------
Net cash provided by operating activities for the year to date period ended August 2, 2003 increased compared to the same period last year. This increase was primarily a result of a decrease in inventory from better than expected same store sales and overall inventory control, partially offset by an increase in the retained interest of our VISA securitization and a reduction in our accounts payable balance. The increase in the retained interest was a result of increased sales on our VISA card while the change in accounts payable resulted from timing differences.

Capital Expenditures
--------------------
For the year to date period ended August 2, 2003, net cash used in investing activities decreased primarily due to the $70,000 payment for the acquisition of the outstanding shares of Nordstrom.com, Inc. series C preferred stock in 2002. In addition, net capital expenditures decreased from a planned reduction in new store openings.






                                   15 of 20

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

We opened one full-line store in Houston, TX during the first quarter of 2003. In August 2003, we also opened a full-line store in Austin, TX and two Nordstrom Rack stores in Chicago, IL and Sunrise, FL. Throughout the remainder of the year, we expect to open two full-line stores in Richmond, VA and Wellington Green, FL and relocate our Lynnwood, WA full-line store. Gross square footage for the year is expected to increase approximately 4% from 18,428,000 to 19,109,000.

Financing
---------
For the year to date period ended August 2, 2003, cash used by financing activities decreased primarily due to the scheduled retirement of $76,750 in medium-term notes in the prior year partially offset by our current year debt buyback of $43,325.

Debt Buyback
------------
In the second quarter, we purchased $40,825 of our 8.95% senior notes and $2,500 of our 6.7% medium-term notes for a total cash payment of $50,054. Approximately $6,423 of expense was recognized in the second quarter of 2003 related to this purchase.

In August 2003, we purchased an additional $14,500 of our 8.95% senior notes for a total cash payment of $16,397. Approximately $1,800 of expense will be recognized in the third quarter of 2003 related to this purchase.

CRITICAL ACCOUNTING POLICIES:
-----------------------------
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.
We regularly evaluate our estimates including those related to doubtful accounts, inventory valuation, intangible assets, sales return, income taxes, self-insurance liabilities, post-retirement benefits, contingent liabilities and litigation. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. No changes to our methodologies have occurred since our disclosures in the 2002 Annual Report.

In January 2003, we sold our Denver Credit facility generating a capital gain for tax purposes of $15,367. This amount was previously used to offset a portion of our existing capital loss carryforwards. However, we have now determined that the gain does not offset our existing capital loss carryforwards. Capital loss carryforwards of $34,357 now remain available to offset capital gain income in the next three years. No valuation allowance reserve has been provided because we believe it is probable that the full benefit of these carryforwards will be realized.

Recent Accounting Pronouncements
--------------------------------
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" for certain decisions made by the FASB as part of the Derivatives Implementation Group process. SFAS No. 149 also amends SFAS No. 133 to incorporate clarifications of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. Adoption of SFAS No. 149 did not have an impact on our earnings or financial position.


                                   16 of 20

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We entered into a variable interest rate swap agreement in the second quarter of 2003. The swap has a $250,000 notional amount and a 5.5-year term. Under the agreement, we receive a fixed rate of 5.63% and pay a variable rate based on LIBOR plus a margin of 2.3% set at six-month intervals (3.55% at August 2, 2003). The swap agreement qualifies as a fair value hedge and is recorded at its market value of ($15,283) in other liabilities.

Item 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we performed an evaluation under the supervision and with the participation of management, including our President and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the President and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------
The information required under this item is included in the following section of Part I, Item 1 of this report:

          Note 8 in Notes to Condensed Consolidated Financial Statements







                                   17 of 20

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
We held our Annual Shareholders Meeting on May 20, 2003, at which time the shareholders voted on the following proposals:

(1)   Election of nine directors for a one-year term each.

        Name of Candidate               For            Withheld
      ----------------------        -----------       -----------
      D. Wayne Gittinger            107,940,890        5,459,227
      Enrique Hernandez, Jr.        110,233,575        3,166,542
      Jeanne P. Jackson             111,808,631        1,591,486
      John A. McMillan              112,242,469        1,157,648
      Bruce A. Nordstrom            111,808,900        1,591,217
      John N. Nordstrom             111,808,220        1,591,897
      Alfred E. Osborne, Jr.        105,941,325        7,458,792
      William D. Ruckelshaus        105,888,526        7,511,591
      Stephanie M. Shern            111,804,582        1,595,535
      Alison A. Winter              111,801,990        1,598,127

There were no abstentions and no broker non-votes.

(2)   Ratification of the appointment of Deloitte and Touche LLP as auditors.

      The vote was 109,915,286 for, 2,761,957 against, and there were 722,874 abstentions. There were no broker non-votes.

(3)   Shareholder proposal regarding expensing stock options

      The vote was 41,181,941 for, 57,215,120 against, and there were 1,957,745 abstentions and 13,045,311 broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
     --------
     10.1 1997 Stock Option Plan, amended and restated as of February 16,
          2000.

     10.2 Nordstrom Executive Deferred Compensation Plan (2003 Restatement).

     31.1 Certification of Chief Executive Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer regarding periodic report containing financial statements as required by Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer regarding periodic report containing financial statements as required by Section 906 of the Sarbanes-Oxley Act of 2002.








                                   18 of 20

-------------------------------------------------

(b)  Reports on Form 8-K
     -------------------

     We filed a Form 8-K on May 7, 2003 attaching a press release to announce our preliminary April 2003 sales results and earnings guidance for the first quarter of 2003.

     We filed a Form 8-K on May 19, 2003 attaching a press release to announce our results of operations for the quarter ending May 3, 2003.

     We filed a Form 8-K on June 5, 2003 attaching a press release to announce our preliminary May 2003 sales results.

     We filed a Form 8-K on July 10, 2003 attaching a press release to announce our preliminary June 2003 sales results.














































                                   19 of 20

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


Date:  September 9, 2003
       ------------------












































                                   20 of 20

NORDSTROM INC. AND SUBSIDIARIES

Exhibit Index

Exhibit                                    Method of Filing
-------                                    ----------------
10.1  1997 Stock Option Plan, amended      Filed herewith electronically
       and restated as of February 16,
       2000

10.2  Nordstrom Executive Deferred         Filed herewith electronically
       Compensation Plan (2003
       Restatement)

31.1  Certification of Chief Executive     Filed herewith electronically
       Officer required by Section 302(a)
       of the Sarbanes-Oxley Act of 2002

31.2  Certification of Chief Financial     Filed herewith electronically
       Officer required by Section 302(a)
       of the Sarbanes-Oxley Act of 2002

32.1  Certification of Chief Executive     Filed herewith electronically
       Officer regarding periodic report
       containing financial statements as
       required by Section 906 of the
       Sarbanes-Oxley Act of 2002

32.2  Certification of Chief Financial     Filed herewith electronically
       Officer regarding periodic report
       containing financial statements as
       required by Section 906 of the
       Sarbanes-Oxley Act of 2002
