Form 10-Q
period 2003-11-01
NORDSTROM INC
filed 2003-12-08
CIK 72333

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2003

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


Common stock outstanding as of November 29, 2003: 137,435,231 shares of common stock.









                                   1 of 18

                       NORDSTROM, INC. AND SUBSIDIARIES
                       --------------------------------
                                    INDEX
                                    -----

                                                                  Page
                                                                  Number
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)

             Condensed Consolidated Statements of Earnings
               Quarter and Year to Date ended November 1, 2003
               and October 31, 2002                                  3

             Condensed Consolidated Balance Sheets
               November 1, 2003, January 31, 2003 and
               October 31, 2002                                      4

             Condensed Consolidated Statements of Cash Flows
               Year to Date ended November 1, 2003
               and October 31, 2002                                  5

             Notes to Condensed Consolidated Financial Statements    6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    11

    Item 4.  Controls and Procedures                                17

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                      17

    Item 6.  Exhibits and Reports on Form 8-K                       17

SIGNATURES                                                          18

























                                   2 of 18

                       NORDSTROM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (dollars in thousands except per share amounts)
                                 (unaudited)

                                  Quarter Ended          Year to Date Ended
                              ----------------------   ----------------------
                              November 1, October 31,  November 1, October 31,
                                 2003        2002         2003        2002
                              ----------  ----------   ----------  ----------
Net sales                     $1,420,610  $1,323,201   $4,559,124  $4,224,490
Cost of sales and related
  buying and occupancy          (911,314)   (872,154)  (2,991,967) (2,799,277)
                              ----------  ----------   ----------  ----------
Gross profit                     509,296     451,047    1,567,157   1,425,213
Selling, general and
  administrative expenses       (450,622)   (434,921)  (1,381,308) (1,317,920)
                              ----------  ----------   ----------  ----------
Operating income                  58,674      16,126      185,849     107,293
Interest expense, net            (26,681)    (20,832)     (73,043)    (60,486)
Minority interest purchase
  and reintegration costs              -           -            -     (53,168)
Service charge income
  and other, net                  42,576      35,006      114,289     103,651
                              ----------  ----------   ----------  ----------
Earnings before income taxes
  and cumulative effect of
  accounting change               74,569      30,300      227,095      97,290
Income tax expense               (29,100)    (11,873)     (88,600)    (53,741)
                              ----------  ----------   ----------  ----------
Earnings before cumulative
  effect of accounting change     45,469      18,427      138,495      43,549
Cumulative effect of accounting
  change (net of tax of $8,541)        -           -            -     (13,359)
                              ----------  ----------   ----------  ----------
Net earnings                  $   45,469  $   18,427   $  138,495  $   30,190
                              ==========  ==========   ==========  ==========

Basic earnings per share      $      .33  $      .14   $     1.02  $      .22
                              ==========  ==========   ==========  ==========

Diluted earnings per share    $      .33  $      .14   $     1.01  $      .22
                              ==========  ==========   ==========  ==========

Cash dividends paid per share
  of common stock outstanding $      .10  $      .10   $      .30  $      .28
                              ==========  ==========   ==========  ==========



The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.










                                   3 of 18

                       NORDSTROM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                           November 1,  January 31,  October 31,
                                              2003         2003         2002
                                           ----------   ----------   ----------
                                           (Unaudited)  (Audited)    (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                $  154,490   $  219,344   $   53,658
  Accounts receivable, net                    606,172      639,630      623,421
  Retained interest in accounts receivable    227,340      124,543       97,936
  Merchandise inventories                   1,189,996      953,112    1,278,932
  Prepaid expenses                             50,083       40,261       46,860
  Other current assets                        111,965      111,138      102,829
                                           ----------   ----------   ----------
  Total current assets                      2,340,046    2,088,028    2,203,636
Land, buildings and equipment (net of
  accumulated depreciation of $2,051,968,
  $1,882,976, and $1,825,759)               1,736,617    1,761,544    1,754,288
Goodwill, net                                  56,609       56,609       56,609
Tradename, net                                 84,000       84,000       84,000
Other assets                                  155,767      121,726      123,239
                                           ----------   ----------   ----------
TOTAL ASSETS                               $4,373,039   $4,111,907   $4,221,772
                                           ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                            $      486   $      244   $      571
  Accounts payable                            647,708      429,808      702,181
  Accrued salaries, wages
    and related benefits                      261,200      260,562      226,840
  Income taxes and other accruals             200,133      188,986      158,095
  Current portion of long-term debt             6,198        5,545        4,386
                                           ----------   ----------   ----------
  Total current liabilities                 1,115,725      885,145    1,092,073

Long-term debt                              1,236,287    1,341,826    1,343,423
Deferred lease credits                        376,007      383,100      360,116
Other liabilities                             143,726      128,972      101,093
Shareholders' Equity:
  Common stock, no par:
    500,000,000 shares authorized;
    136,970,748, 135,444,041 and
    135,427,913 shares issued
    and outstanding                           384,193      358,069      357,567
  Unearned stock compensation                    (671)      (2,010)      (2,177)
  Retained earnings                         1,111,864    1,014,105      967,614
  Accumulated other comprehensive
    earnings                                    5,908        2,700        2,063
                                           ----------   ----------   ----------
  Total shareholders' equity                1,501,294    1,372,864    1,325,067
                                           ----------   ----------   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                     $4,373,039   $4,111,907   $4,221,772
                                           ==========   ==========   ==========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.





                                   4 of 18

                            NORDSTROM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (dollars in thousands)
                                      (unaudited)

                                                               Year to Date Ended
                                                            ------------------------
                                                            November 1,    October 31,
                                                               2003           2002
                                                            ----------     ----------
OPERATING ACTIVITIES:
  Net earnings                                                $138,495        $30,190
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                              185,163        169,851
    Amortization of deferred lease credits and other, net      (20,316)       (14,623)
    Stock-based compensation expense                             9,548          3,442
    Deferred income taxes, net                                   3,325          8,097
    Cumulative effect of accounting change, net of tax               -         13,359
    Impairment of IT investment                                      -         15,570
    Minority interest purchase expense                               -         40,389
    Change in operating assets and liabilities:
      Accounts receivable, net                                  42,221         22,117
      Retained interest in accounts receivable                (100,814)       (36,498)
      Merchandise inventories                                 (234,246)      (372,605)
      Prepaid expenses                                          (4,003)        (5,895)
      Other assets                                              (6,437)         4,693
      Accounts payable                                         206,355        189,212
      Accrued salaries, wages and related benefits              (9,015)       (12,268)
      Income taxes and other accruals                            6,478         13,185
      Other liabilities                                          8,913          4,006
                                                            ----------     ----------
Net cash provided by operating activities                      225,667         72,222
                                                            ----------     ----------
INVESTING ACTIVITIES:
  Capital expenditures                                        (204,536)      (263,855)
  Additions to deferred lease credits                           37,157         83,021
  Minority interest purchase                                         -        (70,000)
  Other, net                                                    (1,037)        (4,661)
                                                            ----------     ----------
Net cash used for investing activities                        (168,416)      (255,495)
                                                            ----------     ----------
FINANCING ACTIVITIES:
  Proceeds from notes payable                                      226            423
  Proceeds from long-term borrowings                                 -            432
  Principal payments on long-term debt                        (109,374)       (84,593)
  Proceeds from sale of interest rate swap                       2,341          4,931
  Proceeds from issuance of common stock                        25,438         15,662
  Cash dividends paid                                          (40,736)       (37,779)
                                                            ----------     ----------
Net cash used for financing activities                        (122,105)      (100,924)
                                                            ----------     ----------
Net decrease in cash and cash equivalents                      (64,854)      (284,197)
Cash and cash equivalents at beginning of period               219,344        337,855
                                                            ----------     ----------
Cash and cash equivalents at end of period                    $154,490        $53,658
                                                            ==========     ==========


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.







                                   5 of 18

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

If we had elected to recognize compensation cost based on the fair value of the options and shares at grant date, net earnings and earnings per share would have been as follows:

                                  Quarter Ended          Year to Date Ended
                              ----------------------   ----------------------
                              November 1, October 31,  November 1, October 31,
                                  2003       2002          2003       2002
                              ----------  ----------   ----------  ----------
Net earnings, as reported        $45,469     $18,427     $138,495     $30,190
Add: stock-based compensation
 expense included in reported
 net income, net of tax            4,615         580        5,483       1,740
Deduct: stock-based
 compensation expense
 determined under fair value,
 net of tax                       (7,390)     (5,499)     (17,878)    (17,870)
                              ----------  ----------   ----------  ----------
Pro forma net earnings           $42,694     $13,508     $126,100     $14,060
                              ==========  ==========   ==========  ==========
Earnings per share:
   Basic - as reported             $0.33       $0.14        $1.02       $0.22
   Diluted - as reported           $0.33       $0.14        $1.01       $0.22

   Basic - pro forma               $0.31       $0.10        $0.93       $0.10
   Diluted - pro forma             $0.31       $0.10        $0.92       $0.10

                                   6 of 18

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)

Note 1 - Summary of Significant Accounting Policies (Cont.)

Recent Accounting Pronouncements
--------------------------------
In January 2003, the FASB issued Interpretation No. 46 (FIN 46) "Consolidation of Variable Interest Entities", which requires the consolidation of variable interest entities (VIEs). An entity is considered to be a VIE when its equity investors lack controlling financial interest or the entity has insufficient capital to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the majority of the entity's expected losses or residual returns will be absorbed by that investor. FIN 46 is effective for variable interest entities created or acquired after January 31, 2003. For variable interest entities created before February 1, 2003, FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. We do not believe the adoption of FIN 46 will have an impact on our financial statements.

Note 2 - Goodwill and Other Intangible Assets

The carrying amounts of our intangible assets are as follows:

                                                        Catalog/
                                     Retail Stores      Internet
                                        segment         segment       Total
                                 ---------------------  --------    ---------
                                 Goodwill    Tradename  Goodwill
                                 --------    ---------  --------
Balance as of February 1, 2003
  and November 1, 2003           $ 40,893    $  84,000  $ 15,716    $ 140,609

The purchase of the minority interest of Nordstrom.com in the first quarter of 2002 resulted in additional goodwill of $24,178, of which $8,462 was allocated to the Retail Stores reporting unit and $15,716 to the Catalog/Internet reporting unit. Goodwill of $32,431 and Tradename of $84,000 are assigned to the Faconnable reporting unit.

Note 3 - Earnings Per Share

                                 Quarter Ended           Year to Date Ended
                            ------------------------  ------------------------
                            November 1,  October 31,  November 1,  October 31,
                               2003         2002         2003         2002
                            -----------  -----------  -----------  -----------
Net earnings                    $45,469      $18,427     $138,495      $30,190
Basic shares                136,303,837  135,207,627  135,907,488  134,995,245
Basic earnings per share          $0.33        $0.14        $1.02        $0.22
Dilutive effect of
   stock options and
   performance share units    1,799,263      558,141      751,286      724,165
Diluted shares              138,103,100  135,765,768  136,658,774  135,719,410
Diluted earnings per share        $0.33        $0.14        $1.01        $0.22
Antidilutive stock options    2,974,349    8,692,657    7,578,056    6,546,645





                                   7 of 18

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)

Note 4 - Accounts Receivable

The components of accounts receivable are as follows:

                                      November 1,   January 31, October 31,
                                          2003        2003         2002
                                      -----------  -----------  -----------
Trade receivables:
   Unrestricted                           $29,728      $15,599      $19,895
   Restricted                             567,396      613,647      601,535
Allowance for doubtful accounts           (20,746)     (22,385)     (22,381)
                                      -----------  -----------  -----------
Trade receivables, net                    576,378      606,861      599,049

Other                                      29,794       32,769       24,372
                                      -----------  -----------  -----------
Accounts receivable, net                 $606,172     $639,630     $623,421
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

Note 5 - Debt

In the third quarter, we purchased $62,405 of our 8.95% senior notes for a total cash payment of $72,925. Approximately $7,880 of expense was recognized in the third quarter of 2003 related to this purchase.

Year to date we have purchased $103,230 of our 8.95% senior notes and $2,500 of our 6.7% medium-term notes for a total cash payment of $122,979. Approximately $14,303 of expense has been recognized during the year related to these purchases.

We entered into a variable interest rate swap agreement in the second quarter of 2003. The swap qualifies as a fair value hedge and is recorded at its market value of ($10,884) in other liabilities.




















                                   8 of 18

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (dollars in thousands)
                                 (unaudited)

Note 6 - Segment Reporting

The following tables set forth the information for our reportable segments and a reconciliation to the consolidated totals:

Quarter ended                  Retail      Credit  Catalog/    Corporate
November 1, 2003               Stores  Operations  Internet    and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Revenues from external
  customers                $1,352,542           -   $68,068            -              -  $1,420,610
Service charge income               -     $35,837         -            -              -      35,837
Intersegment revenues           6,245       6,942         -            -       $(13,187)          -
Interest expense, net             390       5,549       (62)     $20,804              -      26,681
Earnings before taxes         121,136       3,853      (482)     (49,938)             -      74,569
Net earnings (loss)            73,864       2,350      (295)     (30,450)             -      45,469

Quarter ended                  Retail      Credit  Catalog/    Corporate
October 31, 2002               Stores  Operations  Internet    and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Revenues from external
  customers                $1,261,124           -   $62,077            -              -  $1,323,201
Service charge income               -     $33,311         -            -              -      33,311
Intersegment revenues           9,492       7,157         -            -       $(16,649)          -
Interest expense, net             119       6,054       382      $14,277              -      20,832
Earnings before taxes and
  cumulative effect of
  accounting change            86,274       4,963    (4,051)     (56,886)             -      30,300
Net earnings (loss)            52,506       3,020    (2,463)     (34,636)             -      18,427

Year to date ended             Retail      Credit  Catalog/    Corporate
November 1, 2003               Stores  Operations  Internet    and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Revenues from external
  customers                $4,353,627           -  $205,497            -              -  $4,559,124
Service charge income               -    $104,506         -            -              -     104,506
Intersegment revenues          20,766      24,180         -            -       $(44,946)          -
Interest expense, net             508      16,364       (74)     $56,245              -      73,043
Earnings before taxes         379,128      15,559    (1,967)    (165,625)             -     227,095
Net earnings (loss)           231,213       9,489    (1,200)    (101,007)             -     138,495
Assets                      2,940,898     810,184   103,433      518,524              -   4,373,039

Year to date ended             Retail      Credit  Catalog/    Corporate
October 31, 2002               Stores  Operations  Internet    and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Revenues from external
  customers                $4,040,382           -  $184,108            -              -  $4,224,490
Service charge income               -     $97,773         -            -              -      97,773
Intersegment revenues          22,731      23,265         -            -       $(45,996)          -
Interest expense, net             120      17,967       719      $41,680              -      60,486
Earnings before taxes and
  cumulative effect of
  accounting change           300,673      18,431   (20,074)    (201,740)             -      97,290
Net earnings (loss)           169,950      11,237   (12,238)    (138,759)             -      30,190
Assets                      2,981,671     710,215    97,497      432,389              -   4,221,772

Note 7 - Nordstrom.com

During 2002, we purchased the outstanding shares of Nordstrom.com, Inc. series C preferred stock for $70,000. The excess of the purchase price over the fair market value of the preferred stock and professional fees resulted in a one-time charge of $42,736. No tax benefit was recognized on the share purchase, as we do not believe it is probable that this benefit will be realized. The impact of not recognizing this income tax benefit increased our prior year to date effective tax rate to 55.2% before the cumulative effect of accounting change.



                                   9 of 18

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

                                                                Nine Months
                                                                   Ended
                                                              October 31, 2002
                                                              ----------------
Excess of the purchase price over the
  fair market value of the preferred stock                             $40,389
Nordstrom.com option/warrant buyback expense                            10,432
Professional fees incurred                                               2,347
                                                              ----------------
Total minority interest purchase and reintegration costs               $53,168
                                                              ================

Note 8 - Litigation

Cosmetics
---------
We were originally named as a defendant along with other department store and specialty retailers in nine separate but virtually identical class action lawsuits filed in various Superior Courts of the State of California in May, June and July 1998 that have now been consolidated in Marin County Superior Court. In May 2000, plaintiffs filed an amended complaint naming a number of manufacturers of cosmetics and fragrances and two other retailers as additional defendants. Plaintiffs' amended complaint alleges that the retail price of the "prestige" or "Department Store" cosmetics sold in department and specialty stores was collusively controlled by the retailer and manufacturer defendants in violation of the Cartwright Act and the California Unfair Competition Act.

Plaintiffs seek treble damages and restitution in an unspecified amount, attorneys' fees and prejudgment interest, on behalf of a class of all California residents who purchased cosmetics and fragrances for personal use from any of the defendants during the four years prior to the filing of the amended complaint. Defendants, including us, have answered the amended complaint denying the allegations. The defendants have produced documents and responded to plaintiffs' other discovery requests, including providing witnesses for depositions.

We entered into a settlement agreement with the plaintiffs and the other defendants on July 16, 2003. In furtherance of the settlement agreement, the case was refiled in the United States District Court for the Northern District of California on behalf of a class of all persons who currently reside in the United States and who purchased "Department Store" cosmetics from the defendants during the period May 29, 1994 through July 16, 2003. The Court has given preliminary approval to the settlement. A summary notice of class certification and the terms of the settlement will be disseminated to class members. A hearing on whether the Court will grant final approval of the settlement is scheduled for June 8, 2004. If approved by the Court, the settlement will result in the plaintiffs' claims and the claims of all class members being dismissed, with prejudice, in their entirety. In connection with the settlement agreement, the defendants will provide class members with certain free products and pay the plaintiffs' attorneys' fees. Our share of the cost of the settlement will not have a material adverse effect on our financial condition.
                                   10 of 18

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

RESULTS OF OPERATIONS:
----------------------

Overview
--------
Earnings for the third quarter of 2003 increased to $45,469 or $0.33 per diluted share from $18,427 or $0.14 per diluted share for the same period in 2002. This increase was driven by a 5.0% increase in same store sales, improved margin due to lower markdowns, leveraging on buying and occupancy expenses as well as selling, general and administrative expenses and overall expense control.

Earnings for the year to date period ended November 1, 2003 increased to $138,495 or $1.01 per diluted share from $30,190 or $0.22 per diluted share for the same period in 2002. The increase for the year to date period was partially attributable to charges taken in 2002 to write-off an IT investment, acquire and reintegrate the minority interest of Nordstrom.com and to adopt a new accounting pronouncement.

Excluding the nonrecurring and impairment charges taken in 2002, year to date earnings increased $37,264 or 36.8% when compared to the same period last year. This increase was the result of a 2.6% increase in same store sales, leveraging on buying and occupancy expenses as well as selling, general and administrative expenses and overall expense control.
















                                   11 of 18

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Year-over-year net income before and after nonrecurring and impairment charges are as follows:

                                              Year to Date Ended
                                  -------------------------------------------
                                    November 1, 2003       October 31, 2002
                                  --------------------   --------------------
                                              Diluted                Diluted
                                   Dollars      EPS       Dollars      EPS
                                  ---------  ---------   ---------  ---------
Reported net income                $138,495      $1.01     $30,190      $0.22
Nonrecurring and impairment
charges, net of tax:
  Minority interest purchase and
    reintegration costs                   -          -      48,184       0.36
  Cumulative effect of accounting
    change                                -          -      13,359       0.10
  Write-off of IT investment              -          -       9,498       0.07
                                  ---------  ---------   ---------  ---------
Net income before nonrecurring
and impairment charges             $138,495      $1.01    $101,231      $0.75
                                  =========  =========   =========  =========

Sales
-----
Total sales for the quarter and year to date on a 4-5-4 comparable basis increased 9.8% and 7.2% due to same store sales increases and store openings. Same store sales on a 4-5-4 comparable basis increased 5.0% for the quarter and 2.6% year to date due to several factors, including a strong merchandise offering and an improved retail climate. Year to date sales also benefited from strong sales events. For the twelve months ended November 1, 2003, we have opened four full-line stores and two Nordstrom Rack stores. See our GAAP sales reconciliation on page 14.

Our strongest performing merchandise divisions for the quarter were women's designer apparel, accessories, shoes, cosmetics, women's active wear and men's wear. Our weakest divisions were women's special sizes and children's apparel.

Gross Profit
------------

                                     QTD 2003   QTD 2002   YTD 2003   YTD 2002
                                     --------   --------   --------   --------
Gross profit as a percent of sales     35.9%      34.1%      34.4%      33.7%

Gross profit as a percentage of sales improved 176 basis points for the quarter and 64 basis points for the year to date period ended November 1, 2003, compared to the same periods last year. The quarter perfomance was due to lower markdowns, which resulted from better inventory management, and leveraging of buying and occupancy expenses. Year to date perfomance was driven by the leveraging of buying and occupancy expenses. Inventory levels continued to show favorable trends as overall inventory control resulted in a 10.8% decrease in our inventory per square foot.









                                   12 of 18

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Selling, General and Administrative
-----------------------------------

                                     QTD 2003   QTD 2002   YTD 2003   YTD 2002
                                     --------   --------   --------   --------
Selling, general and
  administrative expense
  as a percent of sales                31.8%      32.9%      30.3%      31.1%

The year to date 2002 selling, general and administrative expense includes an impairment charge of $15,570 related to the write-down of an information technology investment in a supply chain tool at our manufacturing division. Without this charge, 2002 selling, general and administrative expenses as a percentage of sales on a year to date basis would have been 30.8%.

Excluding the effects of the impairment charge, the quarter and year to date decreases resulted from leverage on better than expected same store sales and overall expense control. We saw the most significant improvements in information technology expenses, selling expenses and distribution costs.

Interest Expense
----------------
Interest expense, net increased $5,849 for the quarter ended November 1, 2003 when compared to the same period in 2002 due to $7,880 in additional expense resulting from the repurchase of $62,405 in debt during the quarter. The additional expense was partially offset by lower interest expense resulting from the reduced debt balance outstanding. Year to date we have repurchased $105,730 in debt resulting in additional expense of $14,303.

Service Charge Income and Other
-------------------------------
Service charge income and other, net increased for the quarter and year to date periods ended November 1, 2003 primarily due to gains recorded from our VISA securitization. Securitization gains continued as increased sales on our VISA cards have resulted in higher receivable balances and related revenues, while the cost of funds declined and bad debt write-offs remained stable. Additionally, during the quarter we recorded approximately $4,048 in gains resulting from the relocation of two of our stores.

Minority Interest Purchase and Reintegration Costs
--------------------------------------------------
During 2002, we purchased the outstanding shares of Nordstrom.com, Inc. series C preferred stock for $70,000. The excess of the purchase price over the fair market value of the preferred stock and professional fees resulted in a one-time charge of $42,736. No tax benefit was recognized on the share purchase, as we do not believe it is probable that this benefit will be realized. The impact of not recognizing this income tax benefit increased our prior year to date effective tax rate to 55.2% before the cumulative effect of accounting change.

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










                                   13 of 18

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

The following table presents the charges resulting from the minority interest purchase and reintegration of Nordstrom.com:

                                                                Nine Months
                                                                   Ended
                                                              October 31, 2002
                                                              ----------------
Excess of the purchase price over the
  fair market value of the preferred stock                             $40,389
Nordstrom.com option/warrant buyback expense                            10,432
Professional fees incurred                                               2,347
                                                              ----------------
Total minority interest purchase and reintegration costs               $53,168
                                                              ================

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


GAAP Sales Reconciliation (Dollars in millions)
-----------------------------------------------
We converted to a 4-5-4 Retail Calendar at the beginning of 2003. This change in our fiscal calendar has resulted in one less day of sales being included in our second quarter versus the same period in the prior year and one additional day of sales for the current year to date versus the same period last year. Sales performance numbers included in this document have been calculated on a comparative 4-5-4 basis. We believe that adjusting for the difference in days provides a more comparable basis (4-5-4 vs 4-5-4) from which to evaluate sales performance. The following reconciliation bridges the reported GAAP sales to the 4-5-4 comparable sales.

                                                                % Change    % Change
                                                       Dollar      Total        Comp
Sales Reconciliation ($M)       QTD 2003  QTD 2002   Increase      Sales       Sales
----------------------------   --------- ---------   --------  ---------    --------
Number of Days Reported GAAP        91        92

         Reported GAAP Sales    $1,420.6  $1,323.2      $97.4        7.4%        2.5%

   Less Aug. 1-3, 2002 sales           -    ($72.9)

    Plus Nov 1-2, 2002 sales           -     $43.2
                               --------- ---------
        Reported 4-5-4 sales    $1,420.6  $1,293.5     $127.1        9.8%        5.0%
                               --------- ---------
         4-5-4 Adjusted Days        91        91




                                   14 of 18

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

                                                                % Change    % Change
                                                       Dollar      Total        Comp
Sales Reconciliation ($M)       YTD 2003  YTD 2002   Increase      Sales       Sales
----------------------------   --------- ---------   --------  ---------    --------
Number of Days Reported GAAP       274       273

         Reported GAAP Sales    $4,559.1  $4,224.5     $334.6        7.9%        2.9%

           Less Feb. 1, 2003      ($18.2)        -

   Less Feb. 1-2, 2002 sales           -    ($30.4)

   Plus Nov. 1-2, 2002 sales           -     $43.2
                               --------- ---------
        Reported 4-5-4 sales    $4,540.9  $4,237.3     $303.6        7.2%        2.6%
                               --------- ---------
         4-5-4 Adjusted Days       273       273

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------
We finance our working capital needs and capital expenditures with cash provided by operations and borrowings.

Cash Flow from Operations
-------------------------
Net cash provided by operating activities for the year to date period ended November 1, 2003 increased compared to the same period last year. This increase was primarily a result of a decrease in inventory due to overall inventory control, partially offset by an increase in the retained interest of our VISA securitization. The increase in the retained interest was a result of increased sales on our VISA card.

Capital Expenditures
--------------------
For the year to date period ended November 1, 2003, net cash used in investing activities decreased primarily due to the $70,000 payment for the acquisition of the outstanding shares of Nordstrom.com, Inc. series C preferred stock in 2002. In addition, net capital expenditures decreased from a planned reduction in store openings.

We opened two full-line stores in Austin, TX and Richmond, VA during the third quarter of 2003 as well as two Nordstrom Rack stores in Chicago, IL and Sunrise, FL. Year to date, we have opened a total of three full-line stores and two Nordstrom Rack stores. Additionally, in November 2003, we opened a full-line store in Wellington Green, FL. No other stores are scheduled to open in 2003. Gross square footage for the year increased approximately 4% from 18,428,000 to 19,131,000.

Financing
---------
For the year to date period ended November 1, 2003, cash used by financing activities increased primarily due to our current year debt repurchase partially offset by the scheduled retirement of $76,750 in medium-term notes in the prior year.







                                   15 of 18

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Debt Buyback
------------
In the third quarter, we purchased $62,405 of our 8.95% senior notes for a total cash payment of $72,925. Approximately $7,880 of expense was recognized in the third quarter of 2003 related to this purchase.

Year to date we have purchased $103,230 of our 8.95% senior notes and $2,500 of our 6.7% medium-term notes for a total cash payment of $122,979. Approximately $14,303 of expense has been recognized during the year related to these purchases.

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

Recent Accounting Pronouncements
--------------------------------
In January 2003, the FASB issued Interpretation No. 46 (FIN 46) "Consolidation of Variable Interest Entities", which requires the consolidation of variable interest entities (VIEs). An entity is considered to be a VIE when its equity investors lack controlling financial interest or the entity has insufficient capital to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the majority of the entity's expected losses or residual returns will be absorbed by that investor. FIN 46 is effective for variable interest entities created or acquired after January 31, 2003. For variable interest entities created before February 1, 2003, FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. We do not believe the adoption of FIN 46 will have an impact on our financial statements.

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




                                   16 of 18

Item 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we performed an evaluation under the supervision and with the participation of management, including our President and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information.

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

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------
The information required under this item is included in the following section of Part I, Item 1 of this report:

          Note 8 in Notes to Condensed Consolidated Financial Statements

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
     --------
      3.2 Bylaws, as amended and restated on November 18, 2003.

     10.1 Nordstrom Supplemental Executive Retirement Plan (2003 Restatement).

     31.1 Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of President regarding periodic report containing financial statements as required by Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer regarding periodic report containing financial statements as required by Section 906 of the Sarbanes-Oxley Act of 2002.

 (b)  Reports on Form 8-K
     -------------------
     We filed a Form 8-K on August 7, 2003 attaching a press release to announce our preliminary July 2003 sales results.

     We filed a Form 8-K on August 21, 2003 attaching a press release to announce our results of operations for the quarter ended August 2, 2003.

     We filed a Form 8-K on September 4, 2003 attaching a press release to announce our preliminary August 2003 sales results.

     We filed a Form 8-K on October 9, 2003 attaching a press release to announce our preliminary September 2003 sales results.

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


Date:  December 8, 2003
       ------------------












































                                   18 of 18

NORDSTROM INC. AND SUBSIDIARIES

Exhibit Index

Exhibit                                    Method of Filing
-------                                    ----------------
 3.1  Bylaws, as amended and restated on   Filed herewith electronically
       November 18, 2003

10.1  Nordstrom Supplemental Executive     Filed herewith electronically
       Retirement Plan (2003
       Restatement)

31.1  Certification of President           Filed herewith electronically
       required by Section 302(a) of
       the Sarbanes-Oxley Act of 2002

31.2  Certification of Chief Financial     Filed herewith electronically
       Officer required by Section 302(a)
       of the Sarbanes-Oxley Act of 2002

32.1  Certification of President           Filed herewith electronically
       regarding periodic report
       containing financial statements as
       required by Section 906 of the
       Sarbanes-Oxley Act of 2002

32.2  Certification of Chief Financial     Filed herewith electronically
       Officer regarding periodic report
       containing financial statements as
       required by Section 906 of the
       Sarbanes-Oxley Act of 2002