Form 10-K
period 2004-01-31
NORDSTROM INC
filed 2004-03-30
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-15059

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act 12b-2). YES [X] NO [   ]

     As of August 2, 2003 the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $2.1 billion using the closing sales price on that day of $21.03.

     On February 28, 2004, 138,420,456 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Nordstrom, Inc. Annual Report to Shareholders for fiscal year ended January 31, 2004 are incorporated into Parts I, II and IV

2. Portions of Proxy Statement for 2004 Annual Meeting of Shareholders scheduled to be held on May 25, 2004 are incorporated into Part III

PART I

Item 1. Business.

We incorporated in the State of Washington in 1946 as the successor to a retail shoe business that started in 1901. As of January 31, 2004, we operated 92 large specialty stores, selling a wide selection of apparel, shoes and accessories for women, men and children.

We also operated 49 stores under the name “Nordstrom Rack” and one clearance store under the name “Last Chance.” The Nordstrom Rack stores purchase merchandise directly from manufacturers, as well as serving, in part, as outlets for clearance merchandise from our large specialty stores.

We also operated one free-standing shoe store under the name “Nordstrom” and five U.S. specialty boutiques under the name “Façonnable”. As a result of the acquisition of Façonnable, S.A.S. of Nice, France in October 2000, we also operated 31 Façonnable boutiques located primarily in Europe. Façonnable is a wholesaler and retailer of high quality men’s and women’s apparel and accessories.

We generate catalog and Internet sales through Nordstrom Direct (formerly known as Nordstrom.com) and service charge income through Nordstrom Credit, Inc.

In March 2004, we opened one large specialty store in Charlotte, NC. In addition, we plan to open a large specialty store in Miami, FL in the fall of 2004. We are scheduled to open four large specialty stores in 2005, located in Dallas, TX; San Antonio, TX; Irvine, CA; and Atlanta, GA.

The west coast and the east coast of the United States are the markets in which we have the largest presence. An economic downturn or other significant event within one of these markets may have a material effect on our operating results.

We purchase merchandise from many suppliers, no one of which accounted for more than 2% of 2003 net purchases. We believe that we are not dependent on any one supplier, and consider our relations with our suppliers to be satisfactory.

We have approximately 102 registered trademarks. The loss or abandonment of the Federally registered names “Nordstrom” or “Façonnable” would materially impact our business. The loss or abandonment of the Federally registered trademarks “Brass Plum”, “Baby N”, “Caslon”, “Classiques Entier”, “Frenchi”, “Halogen” and “Rubbish” may impact our business, but not in a material manner. With the exception of the above-mentioned Federally registered trademarks, the loss or abandonment of any particular trademark would have little, if any, impact on our business.

Due to our anniversary sale in July and holidays in December, sales are higher in the second and fourth quarters of the fiscal year than in the first and third quarters. During the fiscal year ended January 31, 2004, we regularly employed on a full or part-time basis an average of approximately 46,000 employees. Due to the seasonal nature of our business, employment increased to approximately 54,000 employees in July 2003 and 52,000 in December 2003.

We offer our customers a liberal return policy at our full-line stores. Nordstrom Rack stores accept returns up to 30 days from the date of purchase. In general, our return policy is somewhat more generous than industry standards. We properly accrue for estimated sales returns based on our historical knowledge of return trends. We strive to maintain our inventory at optimum levels that enable us to maximize sales while minimizing markdowns.

Item 1. Business (continued).

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

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) and Corporate Governance Guidelines, as required by the listing standards of the New York Stock Exchange and the rules of the SEC. We have posted on our website our Code of Ethics, Corporate Governance Guidelines, and our Committee Charters for Audit, Compensation, Corporate Governance and Nominating, Executive, and Finance committees. These items are also available in print to any shareholder upon request to:

Nordstrom, Inc. Investor Relations
P.O. Box 2737
Seattle, Washington, 98111
(206) 303-3200
invrelations@nordstrom.com

Certain other information required under Item 1 is contained within the following sections of our 2003 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

Management’s Discussion and Analysis
Note 1:	Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements
Note 18:	Segment Reporting in Notes to Consolidated Financial Statements
Note 20:	Nordstrom.com in Notes to Consolidated Financial Statements
Retail Store Facilities

Executive Officers of the Registrant

			Officer	Family
Name	Age	Title	Since	Relationship
Laurie M. Black	45	Executive Vice President	1997	None

Mark S. Brashear	42	Executive Vice President	2001	None

James H. Bromley	40	Executive Vice President	2002	None

Linda Toschi Finn	56	Executive Vice President	1998	None

Kevin T. Knight	48	Executive Vice President; Chairman and Chief Executive Officer of Nordstrom fsb; and President of Nordstrom Credit, Inc.	1998	None

Michael G. Koppel	47	Executive Vice President and Chief Financial Officer	1999	None

Daniel F. Little	42	Executive Vice President and Chief Administrative Officer	2003	None

David L. Mackie	55	Vice President and Corporate Secretary	1994	None

Blake W. Nordstrom	43	President	1991	Brother of Erik B. and Peter E. Nordstrom; son of Bruce A. Nordstrom, a Director and Officer of the Company; and nephew of D. Wayne Gittinger, a Director of the Company.

Bruce A. Nordstrom	70	Chairman of the Board of Directors	1966	Father of Blake W., Erik B. and Peter E. Nordstrom; cousin of John N. Nordstrom, a Director of the Company and Brother-in- law of D. Wayne Gittinger, a Director of the Company.

Erik B. Nordstrom	40	Executive Vice President	1995	Brother of Blake W. and Peter E. Nordstrom; son of Bruce A. Nordstrom, a Director and Officer of the Company; and nephew of D. Wayne Gittinger, a Director of the Company.

Peter E. Nordstrom	42	Executive Vice President	1995	Brother of Blake W. and Erik B. Nordstrom; son of Bruce A. Nordstrom, a Director and Officer of the Company; and nephew of D. Wayne Gittinger, a Director of the Company.

Executive Officers of the Registrant (continued)

			Officer	Family
Name	Age	Title	Since	Relationship
James R. O’Neal	45	Executive Vice President	1997	None

Delena M. Sunday	43	Executive Vice President	1998	None

Laurie M. Black was named Executive Vice President and President of Nordstrom Rack in December 2001. Prior thereto she served as Vice President and Corporate Merchandise Manager from May 2000 to December 2001, as Vice President and Northwest Divisional Merchandise Manager from April 1999 to April 2000, and as Vice President and Northwest/Southwest Divisional Merchandise Manager from February 1997 to March 1999. Ms. Black has been employed by the Company since July 1978.

Mark S. Brashear was named Executive Vice President and President of Façonnable in December 2001. Prior thereto he served as Executive Vice President and Southwest General Manager from February 2001 to December 2001, as Division Vice President and Strategic Planning Manager of the Southwest Business Unit from April 1999 to February 2001, and as Strategic Planning Manager for California and the Southwest from February 1998 to April 1999. Mr. Brashear has been employed by the Company since September 1985.

James H. Bromley was named President of the Nordstrom Direct division in January 2004 and Executive Vice President of the Company in July 2002. He also served as President of Nordstrom Direct, Inc. from July 2002 through January 2004, and as Executive Vice President and Chief Financial Officer of Nordstrom.com, Inc. from April 2000 to July 2002. Prior to joining Nordstrom, Mr. Bromley served as Senior Vice President, Chief Financial Officer and Treasurer at Multiple Zones International, a supplier of computer products and services, from June 1999 to April 2000. From May 1998 to May 1999, he served as Managing Director at McDonald Investments.

Linda T. Finn was named Executive Vice President Marketing in September 2000. Prior thereto she served as Vice President and Marketing Director for the Full-line Store Group from October 1999 to September 2000 and as Vice President of Sales and Promotion from February 1998 to October 1999. Ms Finn has been employed by the Company since May 1975.

Kevin T. Knight was named Executive Vice President of the Company in September 2000. He also serves as Chairman and Chief Executive Officer of Nordstrom fsb, President of Nordstrom Credit, Inc., and, as of February 2000, President of Nordstrom Credit Group. Mr. Knight served as Vice President of the Company from April 1998 through September 2000, as President of Nordstrom fsb from June 1998 to June 1999, and as General Manager of the credit business from April 1998 through February 2000. Prior to joining the Company in April 1998, he served as Senior Vice President of Retailer Financial Services, a unit of General Electric Capital Corporation.

Michael G. Koppel was named Executive Vice President and Chief Financial Officer in May 2001. From August 1999 to May 2001, he served as Vice President, Corporate Controller and Principal Accounting Officer. Prior thereto Mr. Koppel served as Chief Operating Officer of CML Group, a specialty retail holding company, and as Chief Financial Officer of Lids Corporation, a mall based specialty retailer from 1997 through 1998, and from 1984 through 1997 he held a number of financial positions with the May Department Stores, most recently as Vice President-Controller of its Filenes division.

Executive Officers of the Registrant (continued)

Daniel F. Little was named Executive Vice President and Chief Administrative Officer in March 2003. From July 2002 until March 2003, he served as Vice President of Supply Chain Strategy. Prior thereto, Mr. Little spent nine years working in various assignments with Colgate-Palmolive, most recently as Manufacturing General Manager for Personal Care Products in Europe.

David L. Mackie was named Vice President Real Estate and Corporate Secretary in December 2002. Prior thereto, he served as Vice President Real Estate and Director of Legal Affairs from June 2001 to December 2002 and as Vice President Real Estate from April 1994 to May 2001. Mr. Mackie has been employed by the Company since September 1983.

Blake W. Nordstrom was named President of the Company in August 2000. Prior thereto, he served as Executive Vice President and President of Nordstrom Rack from February 2000 to August 2000, and as Co-President of the Company from June 1995 to February 2000. Mr. Nordstrom has been employed by the Company since June 1976.

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

Erik B. Nordstrom was named Executive Vice President Full-line Stores in August 2000. Prior thereto, he served as Executive Vice President and Northwest General Manager from February 2000 to August 2000, and as Co-President of the Company from June 1995 to February 2000. Mr. Nordstrom has been employed by the Company since July 1979.

Peter E. Nordstrom was named Executive Vice President and President of Full-line Stores in September 2000. Prior thereto, he served as Executive Vice President and Director of Full-line Store Merchandise Strategy from February 2000 to September 2000, and as Co-President of the Company from June 1995 to February 2000. Mr. Nordstrom has been employed by the Company since August 1978.

James R. O’Neal was named Executive Vice President and President of Nordstrom Product Group in December 2001. Prior thereto, he served as Executive Vice President and General Manager of the East Coast from August 2000 until December 2001, and as Executive Vice President and Southwest General Manager from November 1997 to December 2001. Mr. O’Neal has been employed by the Company since June 1980.

Delena M. Sunday was named Executive Vice President Human Resources and Diversity Affairs in November 2002. Prior thereto, she served as Executive Vice President of Diversity Affairs from September 2000 to November 2002, and as Vice President of Diversity Affairs from February 1998 to September 2000. Ms. Sunday has been employed by the Company since April 1980.

The officers are appointed annually by the Board of Directors following each year’s Annual Meeting of Shareholders. Officers serve at the discretion of the Board of Directors.

Item 2. Properties.

The following table summarizes the number of retail stores owned or operated by us, and the percentage of total store area represented by each listed category at January 31, 2004:

	Number of	% of total store
	stores	square footage
Owned stores	32	26.7%
Leased stores	106	31.5
Owned on leased land	39	40.2
Partly owned & partly leased	2	1.6

	179	100%

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

Certain other information required under this item is included in the following sections of our 2003 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

Note 11: Land, Buildings and Equipment in Notes to Consolidated Financial Statements
Note 13: Long-Term Debt in Notes to Consolidated Financial Statements
Note 14: Leases in Notes to Consolidated Financial Statements
Retail Store Facilities

Item 3. Legal Proceedings.

The information required under this item is included in the following section of our 2003 Annual Report to Shareholders, which section is incorporated by reference herein from Exhibit 13.1 of this report:

Note 23: Contingent Liabilities in Notes to Consolidated Financial Statements

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Our Common Stock, without par value, is traded on the New York Stock Exchange under the symbol “JWN.” The approximate number of holders of Common Stock as of March 10, 2004 was 83,610.

Certain other information required under this item with respect to stock prices and dividends is included in the following sections of our 2003 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

Consolidated Statements of Shareholders’ Equity
Note 15: Stock-based Compensation in Notes to Consolidated Financial Statement
Note 24: Selected Quarterly Data (unaudited) in Notes to Consolidated Financial Statements

Item 6. Selected Financial Data.

The information required under this item is included in the following sections of our 2003 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

Management’s Discussion and Analysis
Note 2: Cumulative Effect of Accounting Change in Notes to Consolidated Financial Statements
Note 19: Restructurings and Impairments in Notes to Consolidated Financial Statements
Note 20: Nordstrom.com in Notes to Consolidated Financial Statements
Eleven-Year Statistical Summary

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information required under this item is included in the following section of our 2003 Annual Report to Shareholders, which section is incorporated by reference herein from Exhibit 13.1 of this report:

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

During 2003, we converted our $250 million 5.63% fixed rate debt to variable rate through the use of an interest rate swap. Under the agreement, we received a fixed rate of 5.63% and paid a variable rate based on LIBOR plus a margin of 2.3% set at six-month intervals (3.945% at January 31, 2004). The swap will expire in 2009.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

In 2002 and 2003, we received $4.9 million and $2.3 million for the sale of two interest rate swaps. The first swap converted our $300 million, 8.95% fixed-rate debt to variable rate, while the second swap converted our $250 million, 5.63% fixed-rate debt to variable rate. The cash proceeds from each of the swaps will be recognized as interest income evenly over the remaining life of the related debt.

The table below presents information about our financial instruments that are sensitive to changes in interest rates, which consist of debt obligations and interest rate swaps for the year ended January 31, 2004. For debt obligations, the table presents principal amounts, at book value, by maturity date, and related weighted average interest rates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are the predetermined dollar principal on which the exchanged interest payments are based.

								Fair value
							Total at	of liabilities
Dollars in							January 31,	January 31,
thousands	2004	2005	2006	2007	2008	Thereafter	2004	2004
Long-term debt
Fixed	$6,833	$299,245	$304,668	$4,678	$254,720	$372,190	$1,242,334	$1,335,801
Avg. int. rate	6.2%	8.2%	4.9%	9.7%	5.7%	7.2%	6.6%
Interest rate swap
Fixed to variable	—	—	—	—	—	$250,000	$250,000	$(8,091)
Avg. pay rate	—	—	—	—	—	3.945%	3.945%
Avg. receive rate	—	—	—	—	—	5.63%	5.63%

Foreign Currency Exchange Risk

The majority of our revenue, expense and capital expenditures are transacted in U.S. dollars. However, we periodically enter into foreign currency purchase orders for apparel and shoes denominated in Euros. We use forward contracts to hedge against fluctuations in foreign currency prices. The fair value of our outstanding forward contracts at January 31, 2004 was not material. The use of derivatives is limited to only those financial instruments that have been authorized by our Chief Financial Officer and Treasurer.

In addition, the functional currency of Façonnable, S.A.S. of Nice, France is the Euro. Assets and liabilities of Façonnable are translated into U.S. dollars at the exchange rate prevailing at the end of the period. Income and expenses are translated into U.S. dollars at an average exchange rate during the period. Foreign currency gains and losses from the translation of Façonnable’s balance sheet and income statement are included in other comprehensive earnings. Foreign currency gains or losses from certain intercompany loans are recorded in service charge income and other, net.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

Certain other information required under this item is included in the following sections of our 2003 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

Note 1:	Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements
Note 12:	Notes Payable in Notes to Consolidated Financial Statements
Note 13:	Long-Term Debt in Notes to Consolidated Financial Statements
Note 14:	Leases in Notes to Consolidated Financial Statements
Note 22:	Vulnerability Due to Certain Concentrations in Notes to Consolidated Financial Statements

Item 8. Financial Statements and Supplementary Data.

The information required under this item is included in the following sections of our 2003 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

Consolidated Statements of Earnings
Consolidated Balance Sheets
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Independent Auditors’ Report

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, we performed an evaluation under the supervision and with the participation of management, including our President and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our President and our Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.         .

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required under this item with respect to our Directors and compliance with Section 16(a) of the Exchange Act is included in the following sections of our Proxy Statement for our 2004 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

Board Committees
Code of Business Conduct and Ethics
Election of Directors
Section 16(a) Beneficial Ownership Reporting Compliance

The information required under this item with respect to our Executive Officers is incorporated by reference from Part I, Item 1 of this report under “Executive Officers of the Registrant.”

Item 11. Executive Compensation.

The information required under this item is included in the following sections of our Proxy Statement for our 2004 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

Compensation of Executive Officers in the Year Ended January 31, 2004
Compensation Committee Report on the Fiscal Year Ended January 31, 2004
Stock Price Performance
Compensation of Directors

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required under this item is included in the following section of our Proxy Statement for our 2004 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

Security Ownership of Certain Beneficial Owners and Management
Equity Compensation Plans

Item 13. Certain Relationships and Related Transactions.

The information required under this item is included in the following sections of our Proxy Statement for our 2004 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

Election of Directors
Certain Relationships and Related Transactions

Item 14. Principal Accountant Fees and Services.

The information required under this item is included in the following section of our Proxy Statement for our 2004 Annual Meeting of Shareholders, which section is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

Ratification of the Appointment of Independent Auditors

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)1.	Financial Statements

The following consolidated financial information and statements and the Independent Auditors’ Report are incorporated by reference herein from Exhibit 13.1 of this report:

Consolidated Statements of Earnings
Consolidated Balance Sheets
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Independent Auditors’ Report

(a)2.	Financial Statement Schedules

Page
Independent Auditors’ Consent and Report on Schedule	22
Schedule II - Valuation and Qualifying Accounts	23

Other schedules for which provision is made in Regulation S-X are not required, are inapplicable, or the information is included in our 2003 Annual Report to Shareholders as incorporated by reference herein from Exhibit 13.1 of this report.

(a)3.	Exhibits

(3.1)	Articles of Incorporation of the Registrant, as amended and restated on May 21, 2002 are hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2002, Exhibit 3.1.

(3.2)	Bylaws of the Registrant, as amended and restated on November 18, 2003, hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended November 1, 2003, Exhibit 3.2.

(4.1)	Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated March 11, 1998 is hereby incorporated by reference from Registration No. 333-47035, Exhibit 4.1.

(4.2)	Senior indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated January 13, 1999 is hereby incorporated by reference from Registration No. 333-69281, Exhibit 4.3.

(a)3.	Exhibits (continued)

(4.3)	Form of Subordinated Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated January 13, 1999 is hereby incorporated by reference from Registration No. 333-69281, Exhibit 4.4.

(10.1)	Merchant Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1991, Exhibit 10.1.

(10.2)	Nordstrom Supplemental Executive Retirement Plan (2003 Restatement) is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended November 1, 2003, Exhibit 10.1.

(10.3)	The 1993 Non-Employee Director Stock Incentive Plan is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 1994, Exhibit 10.4.

(10.4)	Investment Agreement dated October 8, 1984 between the Registrant and Nordstrom Credit, Inc. is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10, Exhibit 10.1.

(10.5)	Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.1.

(10.6)	First Amendment to the Master Pooling and Servicing Agreement dated August 14, 1996, between Nordstrom fsb and Wells Fargo Bank West, N.A., as trustee, dated March 1, 2000 is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, Exhibit 10.4.

(10.7)	Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank, Nordstrom Credit, Inc. and Norwest Bank Colorado, N.A., as trustee, is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.2.

(10.8)	First amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank, Nordstrom Credit, Inc. and Norwest Bank Colorado, N.A., as trustee, dated December 10, 1997 is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 1998, Exhibit 10.13.

(10.9)	Second Amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996, between Nordstrom Credit, Inc., Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, dated February 25, 1999, is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-Q for the quarter ended April 30, 1999, Exhibit 10.1.

(10.10)	Third Amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996, between Nordstrom Credit, Inc., Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, dated October 1, 2001 is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.11.

(a)3.	Exhibits (continued)

(10.11)	Transfer and Administration Agreement dated August 14, 1996 between Nordstrom National Credit Bank, Enterprise Funding Corporation and Nationsbank, N.A. is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.3.

(10.12)	First Amendment to the Transfer and Administration Agreement dated August 14, 1996 between Enterprise Funding Corporation, Nordstrom National Credit Bank, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A., dated August 19, 1997 is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 1999, Exhibit 10.1.

(10.13)	Second Amendment to the Transfer and Administration Agreement dated August 14, 1996 between Enterprise Funding Corporation, Nordstrom National Credit Bank, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A., dated July 23, 1998 is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 1999, Exhibit 10.2.

(10.14)	Third Amendment to the Transfer and Administration Agreement dated August 14, 1996 between Enterprise Funding Corporation, Nordstrom National Credit Bank, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A., dated August 11, 1999 is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, Exhibit 10.1.

(10.15)	Fourth Amendment to the Transfer and Administration Agreement dated August 14, 1996 between Enterprise Funding Corporation, Nordstrom fsb, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A., dated March 1, 2000 is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, Exhibit 10.2.

(10.16)	Fifth Amendment to the Transfer and Administration Agreement dated August 14, 1996 between Enterprise Funding Corporation, Nordstrom fsb, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A., dated July 20, 2000 is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, Exhibit 10.3.

(10.17)	The Nordstrom, Inc. 1997 Stock Option Plan, amended and restated as of February 16, 2000 is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended August 2, 2003, Exhibit 10.1.

(10.18)	The Nordstrom, Inc. Profit Sharing and Employee Deferral Retirement Plan is hereby incorporated by reference from the Registrant’s Report on Form S-8, Registration No. 333-79791 filed on June 2, 1999.

(10.19)	Amended and Restated Revolving Credit Facility between Registrant and a group of commercial banks, dated October 15, 1999 is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended October 31, 1999, Exhibit 10.1.

(10.20)	Commercial Paper Dealer Agreement dated October 2, 1997 between Registrant and Bancamerica Securities, Inc. is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.1.

(a)3.	Exhibits (continued)

(10.21)	Commercial Paper Agreement dated October 2, 1997 between Registrant and Credit Suisse First Boston Corporation is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.2.

(10.22)	Issuing and Paying Agency Agreement dated October 2, 1997 between Registrant and First Trust of New York, N.A. is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.3.

(10.23)	Joint Venture Agreement between Nordstrom, Inc. and Nordstrom.com, Inc. dated as of August 24, 1999 is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2000, Exhibit 10.21.

(10.24)	Credit Agreement dated as of February 29, 2000, between 1700 Seventh L.P., several lenders from time to time party thereto, with Bank of America, N.A. as Administrative Agent and as Project Administrative Agent, is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2000, Exhibit 10.22.

(10.25)	Guaranty Agreement dated as of February 29, 2000, between Registrant, Bank of America, N.A., and the Lenders party to the Credit Agreement (described in 10.24 above), is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2000, Exhibit 10.23.

(10.26)	Share Purchase and Contribution Agreement dated as of September 27, 2000 by and among Nordstrom, Inc., Nordstrom European Capital Group, and the Selling Shareholders of Façonnable, S.A.S., is hereby incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-50028 filed on November 15, 2000.

(10.27)	Amendment to the Share Purchase and Contribution Agreement dated as of September 27, 2000 by and among Nordstrom, Inc., Nordstrom European Capital Group, and the Selling Shareholders of Façonnable, S.A.S., dated October 20, 2000 is hereby incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-50028 filed on November 15, 2000.

(10.28)	The Put Agreement dated November 1, 1999 between Nordstrom, Inc. and the holders of the Series C Preferred Stock of Nordstrom.com, Inc. is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, Exhibit 10.3.

(10.29)	Amended and Restated Revolving Credit Facility between Registrant and a group of commercial banks, dated November 20, 2001 is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.30.

(10.30)	Receivables Purchase Agreement dated October 1, 2001 between Nordstrom Credit, Inc. and Nordstrom Private Label Receivables, LLC is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.21.

(a)3.	Exhibits (continued)

(10.31)	Transfer and Servicing Agreement dated October 1, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Wells Fargo Bank Minnesota, N.A., and Nordstrom Private Label Credit Card Master Note Trust is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.22.

(10.32)	Master Indenture dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee, is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.23.

(10.33)	Series 2001-1 Indenture Supplement dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee, is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.24.

(10.34)	Series 2001-2 Indenture Supplement dated December 4, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee, is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.25.

(10.35)	Amended and Restated Trust Agreement dated October 1, 2001 between Nordstrom Private Label Receivables, LLC, and Wilmington Trust Company, as trustee, is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.26.

(10.36)	Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2003, Exhibit 10.25.

(10.37)	First Amendment to the Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated December 2, 2002 is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2003, Exhibit 10.26.

(10.38)	Second Amendment to the Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated December 2, 2003 is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2004, Exhibit 10.25.

(10.39)	Receivables Purchase Agreement dated April 1, 2002 between Nordstrom fsb and Nordstrom Credit Card Receivables LLC is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.39.

(10.40)	Administration Agreement dated April 1, 2002 between Nordstrom Credit Card Master Note Trust and Nordstrom fsb is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.40.

(a)3.	Exhibits (continued)

(10.41)	Amended and Restated Trust Agreement dated April 1, 2002 between Nordstrom Credit Card Receivables LLC and Wilmington Trust Company is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.41.

(10.42)	Master Indenture dated April 1, 2002 between Nordstrom Credit Card Master Note Trust and Wells Fargo Bank Minnesota, National Association is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.42.

(10.43)	Series 2002-1 Indenture Supplement dated April 1, 2002 between Nordstrom Credit Card Master Note Trust and Wells Fargo Bank Minnesota, National Association is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.43.

(10.44)	Transfer and Servicing Agreement dated April 1, 2002 between Nordstrom Credit Card Receivables, LLC, Nordstrom fsb, Wells Fargo Bank Minnesota, National Association and Nordstrom Credit Card Master Note Trust is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.44.

(10.45)	Performance Undertaking dated September 28, 2001 between Registrant and Bank One, N.A., is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.37.

(10.46)	Performance Undertaking dated December 4, 2001 between Registrant and Bank One, N.A., is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.38.

(10.47)	Stock Purchase Agreement dated May 13, 2002 between the Registrant and the investors listed on Schedule A thereto, is hereby incorporated by reference from the Registrant’s Form 8-K filed on May 17, 2002, Exhibit 10.1.

(10.48)	Promissory Note dated April 18, 2002 between 1700 Seventh, L.P. and New York Life Insurance Company, is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.2.

(10.49)	Promissory Note dated April 18, 2002 between 1700 Seventh, L.P. and Life Investors Insurance Company of America, is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.3.

(10.50)	Guaranty Agreement dated April 18, 2002 between Registrant, New York Life Insurance Company and Life Investors Insurance Company of America, is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.4.

(10.51)	The 2002 Nonemployee Director Stock Incentive Plan, is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2002, Exhibit 10.1.

(10.52)	Purchase and Sale Agreement dated December 16, 2002 between Nordstrom Credit, Inc. and Nudo-Weiner Associates, LLC is hereby incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2003, Exhibit 10.30.

(a)3.	Exhibits (continued)

(10.53)	First Amendment to the Purchase and Sale Agreement dated December 16, 2002 between Nordstrom Credit, Inc. and Nudo-Weiner Associates, LLC, dated December 19, 2002 is hereby incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2003, Exhibit 10.31.

(10.54)	Nordstrom Executive Deferred Compensation Plan (2003 Restatement) is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended August 2, 2003, Exhibit 10.2.

(10.55)	Nordstrom Directors Deferred Compensation Plan (2002 Restatement) is filed herein as an Exhibit.

(10.56)	Nordstrom, Inc. Separation Program for Key Management Employees, restated effective June 1, 2001 is filed herein as an Exhibit.

(13.1)	The Company’s 2003 Annual Report to Shareholders is filed herein as an Exhibit.

(21.1)	List of the Registrant’s Subsidiaries is filed herein as an Exhibit.

(23.1)	Independent Auditors’ Consent and Report on Schedule is on page 22 of this report.

(31.1)	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002 is filed herein as an Exhibit.

(31.2)	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002 is filed herein as an Exhibit.

(32.1)	Certification of President regarding annual report containing financial statements as required by Section 906 of the Sarbanes-Oxley Act of 2002, is filed herein as an Exhibit.

(32.2)	Certification of Chief Financial Officer regarding annual report containing financial statements as required by Section 906 of the Sarbanes-Oxley Act of 2002, is filed herein as an Exhibit.

All other exhibits are omitted because they are not applicable, not required, or because the required information is included in our 2003 Annual Report to Shareholders.

(b)	Reports on Form 8-K

We filed a Form 8-K on November 6, 2003 attaching a press release to announce our preliminary October 2003 sales results.

We filed a Form 8-K on November 20, 2003 attaching a press release to announce our results of operations for the quarter ended November 1, 2003.

We filed a Form 8-K on December 4, 2003 attaching a press release to announce our preliminary November 2003 sales results.

We filed a Form 8-K on January 8, 2004 attaching a press release to announce our preliminary December 2003 sales results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORDSTROM, INC. (Registrant)

/s/	Michael G. Koppel

Michael G. Koppel
Executive Vice President and
Chief Financial Officer

Date: March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Principal Financial and Accounting Officer:		Principal Executive Officer:

/s/	Michael G. Koppel	/s/	Blake W. Nordstrom

	Michael G. Koppel		Blake W. Nordstrom
	Executive Vice President		President
and Chief Financial Officer

Directors:

/s/	D. Wayne Gittinger	/s/	Enrique Hernandez, Jr.

	D. Wayne Gittinger		Enrique Hernandez, Jr.
	Director		Director

/s/	John A. McMillan	/s/	Jeanne P. Jackson

	John A. McMillan		Jeanne P. Jackson
	Director		Director

/s/	Bruce A. Nordstrom	/s/	John N. Nordstrom

	Bruce A. Nordstrom		John N. Nordstrom
	Chairman of the Board of Directors		Director
and Director

/s/	Alfred E. Osborne, Jr.	/s/	William D. Ruckelshaus

	Alfred E. Osborne, Jr.		William D. Ruckelshaus
	Director		Director

/s/	Alison A. Winter

Alison A. Winter
Director
Date: March 30, 2004

Exhibit 23.1

INDEPENDENT AUDITORS’ CONSENT AND REPORT ON SCHEDULE

Shareholders and Board of Directors
Nordstrom, Inc.

We consent to the incorporation by reference in Registration Statement Nos. 33-18321, 333-63403, 333-40064, 333-40066, 333-79791, and 333-101110 on Form S-8 and in Registration Statement Nos. 333-59840 and 333-69281 on Form S-3 of Nordstrom, Inc. of our report dated March 26, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph regarding the change in accounting for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, for the year ended January 31, 2004, as discussed in Note 2 to the consolidated financial statements), appearing in and incorporated by reference in this Annual Report on Form 10-K of Nordstrom, Inc. and subsidiaries (the Company) for the year ended January 31, 2004.

We have audited the consolidated financial statements of the Company as of January 31, 2004 and 2003, and for each of the three years in the period ended January 31, 2004, and have issued our report thereon dated March 26, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph regarding the change in accounting for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, for the year ended January 31, 2004, as discussed in Note 2 to the consolidated financial statements); such financial statements and report are included in the Company’s 2003 Annual Report to Shareholders and are incorporated therein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15(a)2. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Seattle, Washington
March 26, 2004

NORDSTROM, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Column A	Column B	Column C	Column D		Column E
		Additions
	Balance at	Charged to			Balance
	beginning	costs and			at end of
Description	of period	expenses	Deductions		period
Allowance for doubtful accounts:
Year ended:
January 31, 2004	$22,385	$27,975	$30,040	(A)	$20,320
January 31, 2003	$23,022	$29,080	$29,717	(A)	$22,385
January 31, 2002	$16,531	$34,750	$28,259	(A)	$23,022
Allowance for sales return, net:
Year ended:
January 31, 2004	$33,284	$620,124	$613,567	(B)	$39,841
January 31, 2003	$31,721	$520,831	$519,268	(B)	$33,284
January 31, 2002	$33,702	$497,662	$499,643	(B)	$31,721

(A)	Deductions consist of write-offs of uncollectible accounts, net of recoveries

(B)	Deductions consist of actual returns net of related costs and commissions

NORDSTROM INC. AND SUBSIDIARIES

Exhibit Index

Exhibit		Method of Filing
3.1	Articles of Incorporation as amended and restated on May 21, 2002	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002, Exhibit 3.1

3.2	Bylaws, as amended and restated on November 18, 2003	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2003, Exhibit 3.2

4.1	Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated March 11, 1998	Incorporated by reference from Registration No. 333-47035, Exhibit 4.1

4.2	Senior indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated January 13, 1999	Incorporated by reference from Registration No. 333-69281, Exhibit 4.3

4.3	Form of Subordinated Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated January 13, 1999	Incorporated by reference from Registration No. 333-69281, Exhibit 4.4

10.1	Merchant Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1991, Exhibit 10.1

10.2	Nordstrom Supplemental Executive Retirement Plan (2003 Restatement)	Incorporated by reference from the Registrant’s Form 10-Q for the quarter November 1, 2003, Exhibit 10.1

10.3	1993 Non-Employee Director Stock Incentive Plan	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 1994, Exhibit 10.4

10.4	Investment Agreement dated October 8, 1984 between the Registrant and Nordstrom Credit, Inc.	Incorporated by reference from the Nordstrom Credit, Inc. Form 10, Exhibit 10.1

10.5	Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.1

Exhibit		Method of Filing
10.6	First Amendment to the Master Pooling and Servicing Agreement dated August 14, 1996, between Nordstrom fsb and Wells Fargo Bank West, N.A., as trustee, dated March 1, 2000	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2000, Exhibit 10.4

10.7	Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank, Nordstrom Credit, Inc. and Norwest Bank Colorado, N.A., as trustee	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.2

10.8	First amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank, Nordstrom Credit, Inc. and Norwest Bank Colorado, N.A., as trustee, dated December 10, 1997	Incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 1998, Exhibit 10.13

10.9	Second Amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996, between Nordstrom Credit, Inc., Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, dated February 25, 1999	Incorporated by reference from the Nordstrom Credit, Inc. Form 10-Q for the quarter ended April 30, 1999, Exhibit 10.1

10.10	Third Amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996, between Nordstrom Credit, Inc., Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, dated October 1, 2001	Incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.11

10.11	Transfer and Administration Agreement dated August 14, 1996 between Nordstrom National Credit Bank, Enterprise Funding Corporation and Nationsbank, N.A.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.3

10.12	First Amendment to the Transfer and Administration Agreement dated August 14, 1996 between Enterprise Funding Corporation, Nordstrom National Credit Bank, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A., dated August 19, 1997	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 1999, Exhibit 10.1

10.13	Second Amendment to the Transfer and Administration Agreement dated August 14, 1996 between Enterprise Funding Corporation, Nordstrom National Credit Bank, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A., dated July 23, 1998	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 1999, Exhibit 10.2

Exhibit		Method of Filing
10.14	Third Amendment to the Transfer and Administration Agreement dated August 14, 1996 between Enterprise Funding Corporation, Nordstrom National Credit Bank, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank N.A., dated August 11, 1999	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2000, Exhibit 10.1

10.15	Fourth Amendment to the Transfer and Administration Agreement dated August 14, 1996 between Enterprise Funding Corporation, Nordstrom fsb, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A., dated March 1, 2000	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2000, Exhibit 10.2

10.16	Fifth Amendment to the Transfer and Administration Agreement dated August 14, 1996 between Enterprise Funding Corporation, Nordstrom fsb, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A., dated July 20, 2000	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2000, Exhibit 10.3

10.17	1997 Nordstrom Stock Option Plan, amended and restated on February 16, 2000	Incorporated by reference from the Registrant’s Form 10-Q for the quarter Ended August 2, 2003, Exhibit 10.1

10.18	The Nordstrom, Inc. Profit Sharing and Employee Deferral Retirement Plan	Incorporated by reference from the Registrant’s Report on Form S-8, Registration No. 333-79791 filed on June 2, 1999

10.19	Amended and Restated Revolving Credit Facility between Registrant and a group of commercial banks, dated October 15, 1999	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended October 31, 1999, Exhibit 10.1

10.20	Commercial Paper Dealer Agreement dated October 2, 1997 between Registrant and Bancamerica Securities, Inc.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.1

10.21	Commercial Paper Agreement dated October 2, 1997 between Registrant and Credit Suisse First Boston Corporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.2

10.22	Issuing and Paying Agency Agreement dated October 2, 1997 between Registrant and First Trust of New York, N.A.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.3

Exhibit		Method of Filing
10.23	Joint Venture Agreement between Nordstrom, Inc. and Nordstrom.com, Inc. dated as of August 24, 1999	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2000, Exhibit 10.21

10.24	Credit Agreement dated as of February 29, 2000, between 1700 Seventh L.P., several lenders from time to time party thereto, with Bank of America, N.A. as Administrative Agent and as Project Administrative Agent	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2000, Exhibit 10.22

10.25	Guaranty Agreement dated as of February 29, 2000, between Registrant, Bank of America, N.A., and the Lenders party to the Credit Agreement (described in 10.24 above)	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2000, Exhibit 10.23

10.26	Share Purchase and Contribution Agreement dated as of September 27, 2000 by and among Nordstrom, Inc., Nordstrom European Capital Group, and the Selling Shareholders of Façonnable, S.A.S.	Incorporated by reference from the Registrant’s Form S-3, Registration No. 333-50028 filed on November 15, 2000, Exhibit 2.1

10.27	Amendment to the Share Purchase and Contribution Agreement dated as of September 27, 2000 by and among Nordstrom, Inc., Nordstrom European Capital Group, and the Selling Shareholders of Façonnable, S.A.S., dated October 20, 2000	Incorporated by reference from the Registrant’s Form S-3, Registration No. 333-50028 filed on November 15, 2000, Exhibit 2.2

10.28	The Put Agreement dated November 1, 1999 between Nordstrom, Inc. and the holders of the Series C Preferred Stock of Nordstrom.com, Inc.	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended October 31, 2000, Exhibit 10.3

10.29	Amended and Restated Revolving Credit Facility between Registrant and a group of commercial banks, dated November 20, 2001	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.30

10.30	Receivables Purchase Agreement dated October 1, 2001 between Nordstrom, Credit, Inc. and Nordstrom Private Label Receivables, LLC	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.21

10.31	Transfer and Servicing Agreement dated October 1, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Wells Fargo Bank Minnesota, N.A., and Nordstrom Private Label Credit Card Master Note Trust	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.22

10.32	Master Indenture dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.23

Exhibit		Method of Filing
10.33	Series 2001-1 Indenture Supplement dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.24

10.34	Series 2001-2 Indenture Supplement dated December 4, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.25

10.35	Amended and Restated Trust Agreement dated October 1, 2001 between Nordstrom Private Label Receivables, LLC, and Wilmington Trust Company, as trustee	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.26

10.36	Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2003, Exhibit 10.25

10.37	First Amendment to the Note Purchase Agreement dated December 4, 2001 between Nordstrom Private label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated December 2, 2002	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2003, Exhibit 10.26

10.38	Second Amendment to the Note Purchase Agreement dated December 4, 2001 between Nordstrom Private label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated December 2, 2003	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2004, Exhibit 10.25

10.39	Receivables Purchase Agreement dated April 1, 2002 between Nordstrom fsb and Nordstrom Credit Card Receivables LLC	Incorporated by reference from Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.39

10.40	Administration Agreement dated April 1, 2002 between Nordstrom Credit Card Master Note Trust and Nordstrom fsb	Incorporated by reference from Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.40

10.41	Amended and Restated Trust Agreement dated April 1, 2002 between Nordstrom Credit Card Receivables LLC and Wilmington Trust Company	Incorporated by reference from Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.41

10.42	Master Indenture dated April 1, 2002 between Nordstrom Credit Card Master Note Trust and Wells Fargo Bank Minnesota, National Association	Incorporated by reference from Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.42

10.43	Series 2002-1 Indenture Supplement dated April 1, 2002 between Nordstrom Credit Card Master Note Trust and Wells Fargo Bank Minnesota, National Association	Incorporated by reference from Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.43

Exhibit		Method of Filing
10.44	Transfer and Servicing Agreement dated April 1, 2002 between Nordstrom Credit Card Receivables, LLC, Nordstrom fsb, Wells Fargo Bank Minnesota, National Association and Nordstrom Credit Card Master Note Trust	Incorporated by reference from Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.44

10.45	Performance Undertaking dated September 28, 2001 between Registrant and Bank One, N.A.	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.37

10.46	Performance Undertaking dated December 4, 2001 between Registrant and Bank One, N.A.	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.38

10.47	Stock Purchase Agreement dated May 13, 2002 between the Registrant and the investors listed on Schedule A thereto	Incorporated by reference from the Registrant’s Form 8-K filed on May 17, 2002, Exhibit 10.1

10.48	Promissory Note dated April 18, 2002 between 1700 Seventh, L.P. and New York Life Insurance Company	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.2

10.49	Promissory Note dated April 18, 2002 between 1700 Seventh, L.P. and Life Investors Insurance Company of America	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.3

10.50	Guaranty Agreement dated April 18, 2002 between Registrant, New York Life Insurance Company and Life Investors Insurance Company of America	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.4

10.51	The 2002 Nonemployee Director Stock Incentive Plan	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2002, Exhibit 10.1

10.52	Purchase and Sale Agreement dated December 16, 2002 between Nordstrom Credit, Inc. and Nudo-Weiner Associates, LLC	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2003, Exhibit 10.30

10.53	First Amendment to the Purchase and Sale Agreement dated December 16, 2002 between Nordstrom Credit, Inc. and Nudo-Weiner Associates, LLC, dated December 19, 2002	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2003, Exhibit 10.31

10.54	Nordstrom Executive Deferred Compensation Plan (2003 Restatement)	Incorporated by reference from the Registrant’s Form 10-Q for the quarter August 2, 2003, Exhibit 10.2

Exhibit		Method of Filing
10.55	Nordstrom Directors Deferred Compensation Plan (2002 Restatement)	Filed herewith electronically

10.56	Nordstrom, Inc. Separation Program for Key Management Employees, restated effective June 1, 2001	Filed herewith electronically

13.1	2003 Annual Report to Shareholders	Filed herewith electronically

21.1	Subsidiaries of the Registrant	Filed herewith electronically

23.1	Independent Auditors’ Consent and Report on Schedule	Filed as page 22 of this report

31.1	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of President regarding annual report containing financial statements as required by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.2	Certification of Chief Financial Officer regarding annual report containing financial statements as required by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith electronically