Form 10-Q
period 2004-05-01
NORDSTROM INC
filed 2004-06-08
CIK 72333

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

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


Common stock outstanding as of May 29, 2004: 140,422,630 shares of common stock.









                                   1 of 17

                       NORDSTROM, INC. AND SUBSIDIARIES
                       --------------------------------
                                    INDEX
                                    -----

                                                                  Page
                                                                  Number
PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements (unaudited)

             Condensed Consolidated Statements of Earnings
               Quarter ended May 1, 2004 and May 3, 2003             3

             Condensed Consolidated Balance Sheets
               May 1, 2004, January 31, 2004 and May 3, 2003         4

             Condensed Consolidated Statements of Cash Flows
               Quarter ended May 1, 2004 and May 3, 2003             5

             Notes to Condensed Consolidated Financial Statements    6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    10

    Item 4.  Controls and Procedures                                14

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                      14

    Item 2.  Changes in Securities, Use of Proceeds and Issuer
               Purchases of Equity Securities                       15

    Item 6.  Exhibits and Reports on Form 8-K                       16

SIGNATURES                                                          17
























                                   2 of 17

                       NORDSTROM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (amounts in thousands except per share amounts)
                                 (unaudited)

                                                           Quarter Ended
                                                       ----------------------
                                                         May 1,      May 3,
                                                          2004        2003
                                                       ----------  ----------
Net sales                                              $1,535,490  $1,335,472
Cost of sales and related
  buying and occupancy costs                             (970,460)   (886,095)
                                                       ----------  ----------
Gross profit                                              565,030     449,377
Selling, general and
  administrative expenses                                (455,206)   (420,326)
                                                       ----------  ----------
Operating income                                          109,824      29,051
Interest expense, net                                     (36,684)    (20,228)
Service charge income
  and other, net                                           39,487      35,632
                                                       ----------  ----------
Earnings before income taxes                              112,627      44,455
Income tax expense                                        (43,900)    (17,300)
                                                       ----------  ----------
Net earnings                                           $   68,727  $   27,155
                                                       ==========  ==========

Basic earnings per share                               $     0.49  $     0.20
                                                       ==========  ==========

Diluted earnings per share                             $     0.48  $     0.20
                                                       ==========  ==========

Basic shares                                              139,110     135,578
                                                       ==========  ==========

Diluted shares                                            141,975     135,798
                                                       ==========  ==========

Cash dividends paid per share
  of common stock outstanding                          $     0.11  $     0.10
                                                       ==========  ==========















The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.


                                   3 of 17

                       NORDSTROM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (amounts in thousands)
                                 (unaudited)

                                             May 1,     January 31,    May 3,
                                              2004         2004         2003
                                           ----------   ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents                $  232,923   $  476,224   $  162,576
  Accounts receivable, net                    595,366      633,858      609,047
  Retained interest in accounts receivable    307,663      272,294      155,609
  Merchandise inventories                   1,020,812      901,623    1,078,232
  Current deferred tax assets                 127,063      121,681      109,006
  Prepaid expenses                             52,529       49,750       46,613
                                           ----------   ----------   ----------
  Total current assets                      2,336,356    2,455,430    2,161,083

Land, buildings and equipment (net of
  accumulated depreciation of $2,146,976,
  $2,108,936 and $1,942,989)                1,705,460    1,724,273    1,762,039
Goodwill, net                                  51,714       51,714       51,714
Tradename, net                                 84,000       84,000       84,000
Other assets                                  147,544      150,271      119,931
                                           ----------   ----------   ----------
TOTAL ASSETS                               $4,325,074   $4,465,688   $4,178,767
                                           ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                           $604,142     $512,321     $550,395
  Accrued salaries, wages
    and related benefits                      234,271      333,428      207,477
  Other accrued expenses                      126,042      130,810      119,427
  Income taxes payable                         53,844       66,157       32,579
  Current portion of long-term debt             6,502        6,833        5,615
                                           ----------   ----------   ----------
  Total current liabilities                 1,024,801    1,049,549      915,493

Long-term debt                              1,024,283    1,227,410    1,341,262
Deferred lease credits                        369,891      377,321      393,576
Other liabilities                             174,469      177,399      135,055

Shareholders' Equity:
  Common stock, no par:
    500,000 shares authorized;
    139,816, 138,377 and 135,810 shares
    issued and outstanding                    466,573      424,645      363,258
  Unearned stock compensation                    (522)        (597)      (1,843)
  Retained earnings                         1,254,566    1,201,093    1,027,713
  Accumulated other comprehensive
    earnings                                   11,013        8,868        4,253
                                           ----------   ----------   ----------
  Total shareholders' equity                1,731,630    1,634,009    1,393,381
                                           ----------   ----------   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                     $4,325,074   $4,465,688   $4,178,767
                                           ==========   ==========   ==========





The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.


                                   4 of 17

                            NORDSTROM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (amounts in thousands)
                                      (unaudited)

                                                                 Quarter Ended
                                                            ------------------------
                                                              May 1,         May 3,
                                                               2004           2003
                                                            ----------     ----------
OPERATING ACTIVITIES:
  Net earnings                                                 $68,727        $27,155
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                               64,917         62,835
    Amortization of deferred lease credits and other, net       (8,666)        (6,409)
    Stock-based compensation expense                             1,264             87
    Deferred income taxes, net                                   2,939            111
    Change in operating assets and liabilities:
      Accounts receivable, net                                  37,582         30,759
      Retained interest in accounts receivable                 (33,335)       (29,107)
      Merchandise inventories                                 (113,386)      (123,798)
      Prepaid expenses                                            (933)        (4,058)
      Other assets                                                 691           (108)
      Accounts payable                                          86,363        115,781
      Accrued salaries, wages and related benefits             (96,942)       (52,875)
      Other accrued expenses                                    (4,705)        (3,206)
      Income taxes payable                                     (27,218)       (28,491)
      Other liabilities                                          7,428          3,702
                                                            ----------     ----------
Net cash used in operating activities                          (15,274)        (7,622)
                                                            ----------     ----------
INVESTING ACTIVITIES:
  Capital expenditures                                         (48,257)       (59,962)
  Additions to deferred lease credits                              833         17,172
  Other, net                                                     1,194            476
                                                            ----------     ----------
Net cash used in investing activities                          (46,230)       (42,314)
                                                            ----------     ----------
FINANCING ACTIVITIES:
  Principal payments on long-term debt                        (198,739)          (541)
  Proceeds from sale of interest rate swap                           -          2,341
  Proceeds from exercise of stock options                       32,196          4,915
  Cash dividends paid                                          (15,254)       (13,547)
                                                            ----------     ----------
Net cash used in financing activities                         (181,797)        (6,832)
                                                            ----------     ----------
Net decrease in cash and cash equivalents                     (243,301)       (56,768)
Cash and cash equivalents at beginning of period               476,224        219,344
                                                            ----------     ----------
Cash and cash equivalents at end of period                    $232,923       $162,576
                                                            ==========     ==========













The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.


                                   5 of 17

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (amounts in thousands except per share amounts)
                                 (unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
---------------------
The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in our 2003 Annual Report. The same accounting policies are followed for preparing quarterly and annual financial data. All adjustments necessary for the fair presentation of the results of operations, financial position and cash flows have been included and are of a normal, recurring nature.

Due to the seasonal nature of the retail industry, quarterly results are not necessarily indicative of the results for the full fiscal year.

Reclassification
----------------
We reclassified certain prior year amounts to conform to the current year presentation, including a reclassification of 2003 sales, cost of sales and related buying and occupancy costs, and selling, general and administrative expenses. This reclassification conforms prior year financial statement information to our current year accounting for merchandise certificates earned through our credit card loyalty program. Net earnings was not impacted by this change.

Stock Compensation
------------------
We apply APB No. 25, "Accounting for Stock Issued to Employees," in measuring compensation costs under our stock-based compensation programs, which are described more fully in our 2003 Annual Report.

If we had elected to recognize compensation cost based on the fair value of the options and shares at grant date, net earnings and earnings per share would have been as follows:

                                                            Quarter Ended
                                                       ----------------------
                                                          May 1,     May 3,
                                                           2004       2003
                                                       ----------  ----------
Net earnings, as reported                                 $68,727     $27,155
Add: stock-based compensation
 expense included in reported
 net earnings, net of tax                                     771          53
Deduct: stock-based
 compensation expense
 determined under fair value,
 net of tax                                                (5,651)     (6,276)
                                                       ----------  ----------
Pro forma net earnings                                    $63,847     $20,932
                                                       ==========  ==========
Earnings per share:
   Basic - as reported                                      $0.49       $0.20
   Diluted - as reported                                    $0.48       $0.20

   Basic - pro forma                                        $0.46       $0.15
   Diluted - pro forma                                      $0.45       $0.15



                                   6 of 17

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (amounts in thousands except per share amounts)
                                 (unaudited)

Note 1 - Summary of Significant Accounting Policies (Cont.)

Recent Accounting Pronouncements
--------------------------------
During November 2003, the EITF reached a consensus on Issue 03-10, "Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers." EITF 03-10 addresses the accounting and disclosure treatment for a retailer's reimbursement receipt from a vendor for coupons offered directly to consumers by the vendor. EITF 03-10 is effective for coupons redeemed by retailers in fiscal years beginning after December 15, 2003. The adoption of EITF 03-10 did not have a material impact on our financial statements.

Note 2 - Postretirement Benefits

The expense components of our Supplemental Executive Retirement Plan, which provides retirement benefits to certain officers and select employees, are as follows:

                                                           Quarter Ended
                                                      ------------------------
                                                         May 1,       May 3,
                                                          2004         2003
                                                      -----------  -----------
Service cost                                                 $372         $205
Interest cost                                                 991          855
Amortization of net loss                                      386          188
Amortization of prior service cost                            240          173
                                                      -----------  -----------
Total expense                                              $1,989       $1,421
                                                      ===========  ===========

Note 3 - Earnings Per Share

                                                           Quarter Ended
                                                      ------------------------
                                                         May 1,       May 3,
                                                          2004         2003
                                                      -----------  -----------
Net earnings                                              $68,727      $27,155
                                                          =======      =======
Basic shares                                              139,110      135,578
Dilutive effect of stock options and
  performance share units                                   2,865          220
                                                      -----------  -----------
Diluted shares                                            141,975      135,798
                                                      ===========  ===========
Basic earnings per share                                    $0.49        $0.20
Diluted earnings per share                                  $0.48        $0.20
Antidilutive stock options                                  1,980       13,798







                                   7 of 17

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (amounts in thousands except per share amounts)
                                 (unaudited)

Note 4 - Accounts Receivable

The components of accounts receivable are as follows:

                                         May 1,    January 31,    May 3,
                                          2004        2004         2003
                                      -----------  -----------  -----------
Trade receivables:
   Unrestricted                           $30,800      $25,228      $32,591
   Restricted                             556,647      589,992      574,592
Allowance for doubtful accounts           (19,934)     (20,320)     (22,354)
                                      -----------  -----------  -----------
Trade receivables, net                    567,513      594,900      584,829

Other                                      27,853       38,958       24,218
                                      -----------  -----------  -----------
Accounts receivable, net                 $595,366     $633,858     $609,047
                                      ===========  ===========  ===========

The restricted private label receivables back the $300,000 Class A notes and the $200,000 variable funding note issued by us in November 2001. Other accounts receivable consist primarily of vendor receivables and cosmetic rebate receivables, which are believed to be fully realizable as they are collected soon after they are earned.


Note 5 - Debt

During the first quarter of 2004, we retired $196,770 of our 8.95% senior notes and $973 of our 6.7% medium-term notes for a total cash payment of $219,587. We recognized $20,842 of expense in the first quarter of 2004 related to this purchase.

We had an interest rate swap outstanding with a fair value of ($12,630) and ($8,091) at May 1, 2004 and January 31, 2004, recorded in other liabilities. Our swap has a $250,000 notional amount, expires in 2009 and is designated as a fully effective fair value hedge. Under the agreement, we received a fixed rate of 5.63% and paid a variable rate based on LIBOR plus a margin of 2.3% set at six-month intervals (3.945% at May 1, 2004.)

We did not make any borrowings under our unsecured line of credit or our variable funding note backed by Nordstrom private label receivables during the first quarter of 2004.


Note 6 - Comprehensive Net Earnings

                                                           Quarter Ended
                                                      ------------------------
                                                         May 1,       May 3,
                                                          2004         2003
                                                      -----------  -----------
Net earnings                                              $68,727      $27,155
   Foreign currency translation adjustment                    921          358
   Securitization adjustment, net of tax of ($783)
    and ($764)                                              1,224        1,195
                                                      -----------  -----------
Comprehensive net earnings                                $70,872      $28,708
                                                      ===========  ===========

                                   8 of 17

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (amounts in thousands except per share amounts)
                                 (unaudited)


Note 7 - Segment Reporting

The following tables set forth the information for our reportable segments and a reconciliation to the consolidated totals:

Quarter ended                  Retail      Credit  Catalog/    Corporate
May 1, 2004                    Stores  Operations  Internet    and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales                  $1,454,607          $-   $80,883           $-             $-  $1,535,490
Service charge income               -      40,156         -            -              -      40,156
Intersegment revenues           4,037       7,600         -            -        (11,637)          -
Interest expense, net             125       5,363       (69)      31,265              -      36,684
Earnings before taxes         177,123      10,123     5,991      (80,610)             -     112,627
Net earnings (loss)           108,083       6,177     3,656      (49,189)             -      68,727
Assets                      2,748,005     870,699   102,135      604,235              -   4,325,074

Quarter ended                  Retail      Credit  Catalog/    Corporate
May 3, 2003                    Stores  Operations  Internet    and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales                  $1,269,331          $-   $66,141           $-             $-  $1,335,472
Service charge income               -      33,932         -            -              -      33,932
Intersegment revenues           6,251       6,848         -            -        (13,099)          -
Interest expense, net              94       5,373       (16)      14,777              -      20,228
Earnings before taxes          95,796       6,380    (2,459)     (55,262)             -      44,455
Net earnings (loss)            58,516       3,897    (1,502)     (33,756)             -      27,155
Assets                      2,818,541     703,934   104,320      551,972              -   4,178,767

As of May 1, 2004, January 31, 2004 and May 3, 2003, Retail Stores assets included $35,998 of goodwill and $84,000 of tradename, and Catalog/Internet assets included $15,716 of goodwill. Goodwill and tradename included in all segments totaled $135,714.


Note 8 - Litigation

We are involved in routine claims, proceedings, and litigation arising from the normal course of our business. We do not believe any such claim, proceeding or litigation, either alone or in aggregate, will have a material impact on our results of operations, financial position, or liquidity.


Note 9 - Subsequent Event

In May 2004, we replaced our existing $300,000 unsecured line of credit with a $350,000 unsecured line of credit, which is available as liquidity support for our commercial paper program. Under the terms of the agreement, we pay a variable rate of interest based on LIBOR plus a margin of 0.31%. The margin increases to 0.41% if more than $175,000 is outstanding on the facility. The line of credit agreement expires in three years and contains restrictive covenants, which include maintaining a leverage ratio. We also pay a commitment fee for the line based on our debt rating.











                                   9 of 17

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (amounts in thousands except per share amounts)
                                 (unaudited)

Note 9 - Subsequent Event (Cont.)

Also in May 2004, we renewed our variable funding note backed by Nordstrom private label receivables and reduced the capacity by $50,000 to $150,000. This note is renewed annually and interest is paid based on the actual cost of commercial paper plus specified fees. We also pay a commitment fee for the note based on the amount of the facility.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of our 2003 Annual Report. All dollar amounts are in millions except per share amounts.

RESULTS OF OPERATIONS:
----------------------

Overview
--------
Earnings for the first quarter of 2004 increased to $68.7 or $0.48 per diluted share from $27.2 or $0.20 per diluted share for the same period in 2002. This increase was driven by strong sales, improved gross margin and total expense leverage.

Sales
-----
Total sales for the quarter on a 4-5-4 comparable basis increased 16.6% compared to the first quarter of last year due to substantial same store sales increases and store openings. Same store sales on a 4-5-4 comparable basis increased 13.2% for the quarter. The sales growth is attributable to our merchandising efforts, supported by our enhanced information systems, and the strengthening retail environment. For the twelve months ended May 1, 2004, we have opened four full-line stores and two Nordstrom Rack stores. See our GAAP sales reconciliation on page 12.

Sales at Nordstrom Direct increased 22.3% due to strong Internet demand and favorable fill rates. Internet sales in the first quarter of 2004 increased 42.8% while catalog remained flat with last year.

All of our geographic regions and major merchandise divisions reported same store sales increases. Our strongest performing merchandise divisions for the quarter were accessories, intimate apparel, shoes, men's apparel, women's designer and better apparel.














                                   10 of 17

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Gross Profit
------------
                                        First Quarter
                                     -------------------
                                       2004       2003
                                     --------   --------
Gross profit as a percent of sales     36.8%      33.6%

In the first quarter of 2004, gross profit increased $115.7 and as a percentage of sales improved by 320 basis points compared to the same period last year. Our improved performance resulted from lower markdowns and greater leverage on our buying and occupancy expenses. Also, we continued to see improvements in our inventory management, as total inventory at the end of the first quarter of 2004 decreased $57.4 as compared to the prior period. On a same store basis, inventory declined 9.2%.

Selling, General and Administrative Expense
-------------------------------------------
                                        First Quarter
                                     -------------------
                                       2004       2003
                                     --------   --------
Selling, general and
  administrative expense
  as a percent of sales                29.6%      31.4%

The improvement in the first quarter of 2004 resulted primarily from overall expense control and leverage on better than expected same store sales. Expenses, other than selling labor, variable compensation tied to performance, and costs associated with new stores, were consistent with prior year levels, allowing us to fully leverage the incremental sales. On a same store basis, we saw the most significant improvement in our non-selling labor and benefit costs.

Interest Expense
----------------
Interest expense, net increased $16.5 for the quarter ended May 1, 2004 when compared to the same period in 2003 due to $20.8 in additional expense that resulted from the prepayment premiums and deferred cost write-offs associated with the repurchase of $197.7 of long-term debt during the quarter. Excluding this expense, interest expense decreased versus the first quarter of last year primarily due to the lower overall debt levels. Over the 12 months ended May 1, 2004, we have retired $303.5 of our outstanding long-term debt.

Service Charge Income and Other
-------------------------------
Service charge income and other, net increased $3.9 for the quarter ended May 1, 2004 primarily due to income recorded from our VISA securitization. Our first quarter 2004 service charge income benefited from substantial increases in our VISA receivables compared to the same period in 2003.

Seasonality
------------
Our business, like that of other retailers, is subject to seasonal fluctuations. Our anniversary sale in July and the holidays in December typically result in higher sales in the second and fourth quarters of the fiscal year. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.



                                   11 of 17

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

GAAP Sales Reconciliation
-------------------------
We converted to a 4-5-4 Retail Calendar at the beginning of 2003. This change in our fiscal calendar has resulted in one less day of sales being included in our 2004 first quarter versus the same period in the prior year. Sales performance numbers included in this document have been calculated on a comparative 4-5-4 basis. We believe that adjusting for the difference in days provides a more comparable basis from which to evaluate sales performance.
The following reconciliation bridges the reported GAAP sales to the 4-5-4 comparable sales.

                                                                % Change    % Change
                                                       Dollar      Total        Comp
Sales Reconciliation ($M)       QTD 2003  QTD 2004   Increase      Sales       Sales
----------------------------   --------- ---------   --------  ---------    --------
Number of Days Reported GAAP        92        91

         Reported GAAP Sales    $1,335.5  $1,535.5      $200.0       15.0%      11.5%
     Less Feb. 1, 2003 sales      ($18.2)      -
                               --------- ---------
        Reported 4-5-4 sales    $1,317.3  $1,535.5      $218.2       16.6%      13.2%
                               --------- ---------
         4-5-4 Adjusted Days        91        91

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
We finance our working capital needs, capital expenditures, acquisitions, dividends, debt repurchase and share repurchase activities with a combination of cash flows from operations and borrowings.

Cash Flow from Operations
-------------------------
Net cash used in operating activities in 2004 increased as compared to 2003 primarily as a result of larger performance related payouts in 2004 (associated with the improvement in our 2003 operations as compared to 2002) and the timing of our merchandise payments, partially offset by an increase in our net earnings.

Cash Flow from Investing
------------------------
In the first quarter of 2004, net cash used in investing activities remained flat as compared to 2003 due to a planned reduction in store openings which reduced our capital expenditures and reduced our deferred lease credit receipts.

We opened one full-line store in Charlotte, NC during the first quarter of 2004. Additionally, we expect to open one full-line store in Miami, FL in the fall of 2004. For the entire year, gross square footage is expected to increase 2%. During the first quarter of 2004, gross retail square footage increased from 19,138,000 to 19,289,000.

Cash Flow from Financing
------------------------
For the quarter ended May 1, 2004, cash used in financing activities increased primarily due to our current year debt repurchase, offset by an increase in the proceeds received primarily from employee stock option exercises.
Proceeds from employee stock purchases were $6.3 and $4.5 in the first quarters of 2004 and 2003.



                                   12 of 17

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

During the first quarter of 2004, we retired $196.8 of our 8.95% senior notes and $1.0 of our 6.7% medium-term notes for a total cash payment of $219.6. We recorded $20.8 of expense in the first quarter of 2004 related to this purchase.

In May 2004, we replaced our existing $300.0 unsecured line of credit with a $350.0 unsecured line of credit, which is available as liquidity support for our commercial paper program. Under the terms of the agreement, we pay a variable rate of interest based on LIBOR plus a margin of 0.31%. The margin increases to 0.41% if more than $175.0 is outstanding on the facility. The line of credit agreement expires in three years and contains restrictive covenants, which include maintaining a leverage ratio. We also pay a commitment fee for the line based on our debt rating.

Also in May 2004, we renewed our variable funding note backed by Nordstrom private label receivables and reduced the capacity by $50.0 to $150.0. This note is renewed annually and interest is paid based on the actual cost of commercial paper plus specified fees. We also pay a commitment fee for the note based on the amount of the facility.

We believe that our operating cash flows, existing cash and available credit facilities are sufficient to finance our cash requirements for the next 12 months. Additionally, we believe our operating cash flows, existing cash and credit available to us under existing and potential future facilities are sufficient to meet our cash requirements for the next 10 years.

CRITICAL ACCOUNTING POLICIES:
-----------------------------
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.
We regularly evaluate our estimates including those related to doubtful accounts, inventory valuation, intangible assets, income taxes, self-insurance liabilities, post-retirement benefits, sales return accruals, contingent liabilities and litigation. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our accounting policies and methodologies in 2004 are consistent with those discussed in our 2003 Annual Report.

Recent Accounting Pronouncements
--------------------------------
During November 2003, the EITF reached a consensus on Issue 03-10, "Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers." EITF 03-10 addresses the accounting and disclosure treatment for a retailer's reimbursement receipt from a vendor for coupons offered directly to consumers by the vendor. EITF 03-10 is effective for coupons redeemed by retailers in fiscal years beginning after December 15, 2003. The adoption of EITF 03-10 did not have a material impact on our financial statements.











                                   13 of 17

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

FORWARD-LOOKING INFORMATION CAUTIONARY STATEMENT:
-------------------------------------------------
The preceding disclosures included forward-looking statements regarding our performance, liquidity and adequacy of capital resources. These statements are based on our current assumptions and expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Forward-looking statements are qualified by the risks and challenges posed by our ability to predict fashion trends, consumer apparel buying patterns, our ability to control costs, weather conditions, hazards of nature such as earthquakes and floods, trends in personal bankruptcies and bad debt write-offs, changes in interest rates, employee relations, our ability to continue our expansion plans, and the impact of economic and competitive market forces, including the impact of terrorist activity or the impact of a war on us, our customers and the retail industry. As a result, while we believe there is a reasonable basis for the forward-looking statements, you should not place undue reliance on those statements. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements.

Item 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we performed an evaluation under the supervision and with the participation of management, including our President and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our President and our Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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




                                   14 of 17

---------------------------------

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

We entered into a settlement agreement with the plaintiffs and the other defendants on July 13, 2003. In furtherance of the settlement agreement, the case was refiled in the United States District Court for the Northern District of California on behalf of a class of all persons who currently reside in the United States and who purchased "Department Store" cosmetics from the defendants during the period May 29, 1994 through July 16, 2003. The Court has given preliminary approval to the settlement. A summary notice of class certification and the terms of the settlement has been disseminated to class members. A hearing on whether the Court will grant final approval of the settlement is being scheduled. If approved by the Court, the settlement will result in the plaintiffs' claims and the claims of all class members being dismissed, with prejudice, in their entirety. In connection with the settlement agreement, the defendants will provide class members with certain free products and pay the plaintiffs' attorneys' fees. Our share of the cost of the settlement will not have a material adverse effect on our financial condition, results of operations or cash flows.

Other
-----
We are involved in various routine legal proceedings incidental to the ordinary course of business. In management's opinion, the outcome of pending legal proceedings, separately and in the aggregate, will not have a material adverse effect on our business or consolidated financial condition.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
-----------------------------------------------------------------------
Equity Securities
-------------------

(e)  Repurchases
     -----------

          Total                     Total Number          Maximum Number (or
          Number of     Average     of Shares (or Units)  (Approximate Dollar Value)
          Shares        Price Paid  Purchased as Part of  of Shares (or Units) that
          (or Units)    Per Share   Publicly Announced    May Yet Be Purchased Under
          Purchased     (or Units)  Plans or Programs     the Plans or Programs (2)
          ----------    ----------  --------------------  --------------------------
Feb. 2004          -             -                     -                 $82 million
(2/1/04 to
2/28/04)
          ----------    ----------  --------------------  --------------------------
Mar. 2004          -             -                     -                 $82 million
(2/29/04 to
4/3/04)
          ----------    ----------  --------------------  --------------------------
Apr. 2004        672 (1)    $39.99                     -                 $82 million
(4/4/04 to
5/1/04)
          ----------    ----------  --------------------  --------------------------


                                   15 of 17

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
-----------------------------------------------------------------------
Equity Securities (Cont.)
----------------------------

(1) The 672 shares redeemed were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by an employee to Nordstrom as payment for an option exercise.

(2) In May 1995, the Board of Directors authorized $1.1 billion of share repurchases, with no expiration date.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
     --------
     10.1 Third Amendment to the Note Purchase Agreement dated
          December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated February 29, 2004 is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-Q for the quarter ended May 1, 2004, Exhibit 10.3

     10.2 Fourth Amendment to the Note Purchase Agreement dated
          December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated May 28, 2004 is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-Q for the quarter ended May 1, 2004, Exhibit 10.4


     31.1 Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of President regarding periodic report containing financial statements pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer regarding periodic report containing financial statements pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (b)  Reports on Form 8-K
     -------------------
     We filed a Form 8-K on February 5, 2004 attaching a press release to announce our preliminary January 2004 sales results.

     We filed a Form 8-K on February 19, 2004 attaching a press release to announce our results of operations for the quarter and year ended January 31, 2004.

     We filed a Form 8-K on March 4, 2004 attaching a press release to announce our preliminary February 2004 sales results.

     We filed a Form 8-K on April 8, 2004 attaching a press release to announce our preliminary March 2004 sales results.




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


Date:  June 8, 2004
       ------------












































                                   17 of 17

NORDSTROM INC. AND SUBSIDIARIES

Exhibit Index

Exhibit                                    Method of Filing
-------                                    ----------------
10.1  Third Amendment to the Note          Incorporated by reference from
       Purchase Agreement dated December     Nordstrom Credit, Inc. Form 10-Q
       4, 2001 between Nordstrom Private     for the quarter ended May 1,
       Label Receivables, LLC, Nordstrom     2004, Exhibit 10.3
       fsb, Falcon Asset Securitization
       Corporation, and Bank One, NA, as
       agent, dated February 29, 2004

10.2  Fourth Amendment to the Note         Incorporated by reference from
       Purchase Agreement dated December     Nordstrom Credit, Inc. Form 10-Q
       4, 2001 between Nordstrom Private     for the quarter ended May 1,
       Label Receivables, LLC, Nordstrom     2004, Exhibit 10.4
       fsb, Falcon Asset Securitization
       Corporation, and Bank One, NA, as
       agent, dated May 28, 2004

31.1  Certification of President           Filed herewith electronically
       required by Section 302(a) of
       the Sarbanes-Oxley Act of 2002

31.2  Certification of Chief Financial     Filed herewith electronically
       Officer required by Section 302(a)
       of the Sarbanes-Oxley Act of 2002

32.1  Certification of President           Furnished herewith electronically
       regarding periodic report
       containing financial statements
       pursuant to 18 U.S.C. 1350, as
       adopted pursuant to Section 906
       of the Sarbanes-Oxley Act of 2002

32.2  Certification of Chief Financial     Furnished herewith electronically
       Officer regarding periodic report
       containing financial statements
       pursuant to 18 U.S.C. 1350, as
       adopted pursuant to Section 906
       of the Sarbanes-Oxley Act of 2002