Form 10-Q
period 2004-07-31
NORDSTROM INC
filed 2004-09-09
CIK 72333

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from -------- to -------

                       Commission File Number 001-15059

                               Nordstrom, Inc.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

              Washington                             91-0515058
      -------------------------------            -------------------
      (State or other jurisdiction of              (IRS Employer
      incorporation or organization)              Identification No.)

                1617 Sixth Avenue, Seattle, Washington  98101
            ----------------------------------------------------
            (Address of principal executive offices)  (Zip code)

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


                               YES   X       NO
                                   -----        -----


Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). YES  X     NO
                                                   -----     -----


Common stock outstanding as of August 19, 2004: 141,445,080 shares of common stock.









                                   1 of 20

                       NORDSTROM, INC. AND SUBSIDIARIES
                       --------------------------------
                                    INDEX
                                    -----

                                                                  Page
                                                                  Number
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)
             Condensed Consolidated Statements of Earnings
               Quarter and Year to Date ended July 31, 2004
               and August 2, 2003                                    3

             Condensed Consolidated Balance Sheets
               July 31, 2004, January 31, 2004 and August 2, 2003    4

             Condensed Consolidated Statements of Cash Flows
               Year to Date ended July 31, 2004
               and August 2, 2003                                    5

             Notes to Condensed Consolidated Financial Statements    6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    11

    Item 4.  Controls and Procedures                                16

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                      16

    Item 2.  Unregistered Sales of Equity Securities and Use
               of Proceeds                                          17

    Item 4.  Submission of Matters to a Vote of Security Holders    18

    Item 6.  Exhibits                                               19

SIGNATURES                                                          20





















                                   2 of 20

                       NORDSTROM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (amounts in thousands except per share amounts)
                                 (unaudited)

                                  Quarter Ended          Year to Date Ended
                              ----------------------   ----------------------
                               July 31,   August 2,     July 31,   August 2,
                                 2004        2003         2004        2003
                              ----------  ----------   ----------  ----------
Net sales                     $1,953,480  $1,784,849   $3,488,970  $3,120,321
Cost of sales and related
  buying and occupancy costs  (1,270,892) (1,194,429)  (2,243,824) (2,080,524)
                              ----------  ----------   ----------  ----------
Gross profit                     682,588     590,420    1,245,146   1,039,797
Selling, general and
  administrative expenses       (536,233)   (492,296)    (988,967)   (912,622)
                              ----------  ----------   ----------  ----------
Operating income                 146,355      98,124      256,179     127,175
Interest expense, net            (14,091)    (26,134)     (50,775)    (46,362)
Service charge income
  and other, net                  43,002      36,081       82,489      71,713
                              ----------  ----------   ----------  ----------
Earnings before income taxes     175,266     108,071      287,893     152,526
Income tax expense               (68,351)    (42,200)    (112,251)    (59,500)
                              ----------  ----------   ----------  ----------
Net earnings                  $  106,915  $   65,871   $  175,642  $   93,026
                              ==========  ==========   ==========  ==========

Basic earnings per share      $     0.76  $     0.48   $     1.26  $     0.69
                              ==========  ==========   ==========  ==========

Diluted earnings per share    $     0.75  $     0.48   $     1.23  $     0.68
                              ==========  ==========   ==========  ==========

Basic shares                     140,735     135,844      139,922     135,710
                              ==========  ==========   ==========  ==========

Diluted shares                   143,497     136,338      142,741     136,016
                              ==========  ==========   ==========  ==========

Cash dividends paid per share
  of common stock outstanding $     0.11  $     0.10   $     0.22  $     0.20
                              ==========  ==========   ==========  ==========










The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.


                                   3 of 20

                       NORDSTROM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (amounts in thousands)
                                 (unaudited)

                                            July 31,    January 31,   August 2,
                                              2004         2004         2003
                                           ----------   ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents                $  484,907   $  516,281   $  311,567
  Accounts receivable, net                    721,510      666,811      726,596
  Retained interest in accounts receivable    381,940      272,294      218,401
  Merchandise inventories                   1,024,853      901,623    1,019,467
  Current deferred tax assets                 132,158      121,681      111,127
  Prepaid expenses                             52,194       49,750       48,053
                                           ----------   ----------   ----------
  Total current assets                      2,797,562    2,528,440    2,435,211

Land, buildings and equipment (net of
  accumulated depreciation of $2,207,328,
  $2,108,936 and $2,006,527)                1,691,507    1,724,273    1,735,202
Goodwill, net                                  51,714       51,714       51,714
Tradename, net                                 84,000       84,000       84,000
Other assets                                  158,561      150,271      147,876
                                           ----------   ----------   ----------
TOTAL ASSETS                               $4,783,344   $4,538,698   $4,454,003
                                           ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                         $  805,098   $  585,331   $  709,108
  Accrued salaries, wages
    and related benefits                      241,823      276,007      212,479
  Other accrued expenses                      200,326      188,231      191,441
  Income taxes payable                         86,309       66,157       76,192
  Current portion of long-term debt           103,129        6,833        6,084
                                           ----------   ----------   ----------
  Total current liabilities                 1,436,685    1,122,559    1,195,304

Long-term debt                                927,227    1,227,410    1,285,073
Deferred lease credits                        362,300      377,321      374,782
Other liabilities                             185,692      177,399      152,535

Shareholders' Equity:
  Common stock, no par:
    500,000 shares authorized;
    141,436, 138,377 and 135,891 shares
    issued and outstanding                    517,718      424,645      362,293
  Unearned stock compensation                    (448)        (597)        (746)
  Retained earnings                         1,346,035    1,201,093    1,080,002
  Accumulated other comprehensive
    earnings                                    8,135        8,868        4,760
                                           ----------   ----------   ----------
  Total shareholders' equity                1,871,440    1,634,009    1,446,309
                                           ----------   ----------   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                     $4,783,344   $4,538,698   $4,454,003
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


                                   4 of 20

                            NORDSTROM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (amounts in thousands)
                                      (unaudited)

                                                               Year to Date Ended
                                                            ------------------------
                                                              July 31,      August 2,
                                                               2004           2003
                                                            ----------     ----------
OPERATING ACTIVITIES:
  Net earnings                                                $175,642        $93,026
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                              130,235        123,349
    Amortization of deferred lease credits and other, net      (15,690)       (12,988)
    Stock-based compensation expense                             5,482          1,815
    Deferred income taxes, net                                  (3,595)             1
    Tax benefit on stock option exercises                       17,823            252
    Change in operating assets and liabilities:
      Accounts receivable, net                                 (55,356)       (71,013)
      Retained interest in accounts receivable                (111,110)       (91,371)
      Merchandise inventories                                 (111,810)       (62,209)
      Prepaid expenses                                            (463)          (973)
      Other assets                                             (10,462)        (6,188)
      Accounts payable                                         172,613        211,573
      Accrued salaries, wages and related benefits             (34,864)        (3,588)
      Other accrued expenses                                    12,146         16,768
      Income taxes payable                                       1,505         13,247
      Other liabilities                                         19,529          9,387
                                                            ----------     ----------

Net cash from operating activities                             191,625        221,088
                                                            ----------     ----------
INVESTING ACTIVITIES:
  Capital expenditures                                         (96,728)      (131,874)
  Additions to deferred lease credits                              689         28,908
  Other, net                                                       205            106
                                                            ----------     ----------
Net cash used in investing activities                          (95,834)      (102,860)
                                                            ----------     ----------
FINANCING ACTIVITIES:
  Principal payments on long-term debt                        (201,325)       (46,108)
  Proceeds from sale of interest rate swap                           -          2,341
  Increase in cash book overdrafts                              33,959         12,597
  Proceeds from exercise of stock options                       64,624          1,661
  Proceeds from employee stock purchase plan                     6,277          4,458
  Cash dividends paid                                          (30,700)       (27,129)
                                                            ----------     ----------
Net cash used in financing activities                         (127,165)       (52,180)
                                                            ----------     ----------
Net (decrease) increase in cash and cash equivalents           (31,374)        66,048
Cash and cash equivalents at beginning of period               516,281        245,519
                                                            ----------     ----------
Cash and cash equivalents at end of period                    $484,907       $311,567
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

Critical Accounting Policies
----------------------------

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

Nordstrom fsb, the Company's wholly-owned bank subsidiary, offers a co-branded VISA credit card program to its customers. As of July 31, 2004, the total receivable balance of the VISA credit card program was $570,400. Nordstrom Credit Card Master Note Trust has issued $200,000 of asset backed notes that are securitized by the VISA credit card receivable pool. The remaining portion of the VISA credit card receivable pool is held in certificated form; it is accounted for as securitized investments in accordance with accounting principles generally accepted in the United States and previously published views of the Securities and Exchange Commission (SEC) staff.

Nordstrom fsb is regulated by the U.S. Department of the Treasury Office of Thrift Supervision ("OTS"). On September 1, 2004, the OTS directed Nordstrom, Inc. to account for a portion of its retained interest in the VISA credit card receivable pool as loan receivables instead of as securitized investments. At this time, we are working to resolve the difference between the accounting treatment asked for by the OTS and our accounting treatment. Our accounting is consistent with the advice of our independent auditors. If the accounting treatment asked for by the OTS were to be applied to our full retained interest in accounts receivable balance, we would combine that amount ($381,940 as of July 31, 2004) with accounts receivable, net, reduce the unrealized gain recorded in other comprehensive income ($3,871, net of tax), and establish an additional allowance for loan losses (up to approximately $17,200, or $10,500 net of tax). We are continuing to discuss this matter with the OTS, and we expect to receive input from the SEC staff to aid in the resolution of this matter in the third quarter of 2004.

                                   6 of 20

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (amounts in thousands except per share amounts)
                                 (unaudited)

Note 1 - Summary of Significant Accounting Policies (Cont.)

Reclassifications
-----------------
We reclassified certain prior year amounts to conform to the current year presentation, including a reclassification of 2003 sales, cost of sales and related buying and occupancy costs, and selling, general and administrative expenses. This reclassification conforms prior year financial statement information to our current year accounting for merchandise certificates earned through our credit card loyalty program. Net earnings was not impacted by this change.

As of July 31, 2004 we have recorded our cash disbursement accounts, which have a net cash book overdraft position at each period end, in accounts payable, and we have included the funds due from third party credit cards for sales at our retail stores and at our catalog/internet business unit in accounts receivable, net. Previously, these balances were reported in cash and cash equivalents. The condensed consolidated balance sheets and statement of cash flows for prior periods have been adjusted to conform to this presentation. Net earnings was not impacted by this change.

Stock Compensation
------------------
We apply APB No. 25, "Accounting for Stock Issued to Employees," in measuring compensation costs under our stock-based compensation programs, which is described more fully in our 2003 Annual Report.

If we had elected to recognize compensation cost based on the fair value of the options and shares at grant date, net earnings and earnings per share would have been as follows:

                                   Quarter Ended          Year to Date Ended
                               ----------------------   ----------------------
                                July 31,   August 2,     July 31,   August 2,
                                  2004        2003         2004       2003
                               ----------  ----------   ----------  ----------
Net earnings, as reported       $106,915     $65,871     $175,642     $93,026
Add: stock-based compensation
 expense included in reported
 net earnings, net of tax          2,573       1,054        3,344       1,107
Deduct: stock-based
 compensation expense
 determined under fair value,
 net of tax                       (6,649)     (4,451)     (12,300)    (10,727)
                               ----------  ----------   ----------  ----------
Pro forma net earnings          $102,839     $62,474     $166,686     $83,406
                               ==========  ==========   ==========  ==========
Earnings per share:
   Basic - as reported             $0.76       $0.48        $1.26       $0.69
   Diluted - as reported           $0.75       $0.48        $1.23       $0.68

   Basic - pro forma               $0.73       $0.46        $1.19       $0.61
   Diluted - pro forma             $0.72       $0.46        $1.17       $0.61





                                   7 of 20

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (amounts in thousands except per share amounts)
                                 (unaudited)

Note 2 - Postretirement Benefits

The expense components of our Supplemental Executive Retirement Plan, which provides retirement benefits to certain officers and select employees, are as follows:

<caption.

                                 Quarter Ended           Year to Date Ended
                            ------------------------  ------------------------
                             July 31,    August 2,     July 31,    August 2,
                               2004         2003         2004         2003
                            -----------  -----------  -----------  -----------
Service cost                       $372         $205         $744         $410
Interest cost                       991          855        1,982        1,710
Amortization of net loss            386          188          772          376
Amortization of prior
   service cost                     240          173          480          346
                            -----------  -----------  -----------  -----------
Total expense                    $1,989       $1,421       $3,978       $2,842
                            ===========  ===========  ===========  ===========

Note 3 - Earnings Per Share

                                 Quarter Ended           Year to Date Ended
                            ------------------------  ------------------------
                             July 31,    August 2,     July 31,    August 2,
                               2004         2003         2004         2003
                            -----------  -----------  -----------  -----------
Net earnings                   $106,915      $65,871     $175,642      $93,026
                            ===========  ===========  ===========  ===========
Basic shares                    140,735      135,844      139,922      135,710
Dilutive effect of
   stock options and
   performance share units        2,762          494        2,819          306
                            -----------  -----------  -----------  -----------
Diluted shares                  143,497      136,338      142,741      136,016
                            ===========  ===========  ===========  ===========
Basic earnings per share          $0.76        $0.48        $1.26        $0.69
Diluted earnings per share        $0.75        $0.48        $1.23        $0.68
Antidilutive stock options            -        8,225           10        9,687

Note 4 - Accounts Receivable

The components of accounts receivable are as follows:

                                        July 31,   January 31,   August 2,
                                          2004        2004         2003
                                      -----------  -----------  -----------
Trade receivables:
   Unrestricted                           $24,228      $25,228      $27,584
   Restricted                             618,109      589,992      638,572
Allowance for doubtful accounts           (19,934)     (20,320)     (21,146)
                                      -----------  -----------  -----------
Trade receivables, net                    622,403      594,900      645,010

Other                                      99,107       71,911       81,586
                                      -----------  -----------  -----------
Accounts receivable, net                 $721,510     $666,811     $726,596
                                      ===========  ===========  ===========

                                   8 of 20

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (amounts in thousands except per share amounts)
                                 (unaudited)

Note 4 - Accounts Receivable (Cont.)

The restricted private label receivables back the $300,000 Class A notes and the $150,000 variable funding note renewed in May 2004. Other accounts receivable consist primarily of third party credit card receivables, vendor receivables and cosmetic rebate receivables, which are believed to be fully realizable as they are collected soon after they are earned.

Note 5 - Debt

During the first quarter of 2004, we retired $196,770 of our 8.95% senior notes and $973 of our 6.7% medium-term notes for a total cash payment of $219,587. We recognized $20,842 of net expense in the first quarter of 2004 related to this purchase.

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

We did not make any borrowings under our unsecured line of credit or our variable funding note backed by Nordstrom private label receivables during 2004.

We have an interest rate swap outstanding recorded in other liabilities. Our swap has a $250,000 notional amount, expires in 2009 and is designated as a fully effective fair value hedge. Under the agreement, we received a fixed rate of 5.63% and paid a variable rate based on LIBOR plus a margin of 2.3% set at six-month intervals (5.095% at July 31, 2004.) The fair value of our interest rate swap is as follows:

                                        July 31,   January 31,   August 2,
                                          2004        2004         2003
                                      -----------  -----------  -----------
Interest rate swap fair value           ($11,901)     ($8,091)    ($15,283)













                                    9 of 20

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (amounts in thousands except per share amounts)
                                 (unaudited)

Note 6 - Comprehensive Net Earnings

                                                         Year to Date Ended
                                                      ------------------------
                                                        July 31,    August 2,
                                                          2004         2003
                                                      -----------  -----------
Net earnings                                             $175,642     $93,026
   Foreign currency translation adjustment                    160       1,670
   Securitization adjustment, net of tax of $571
    and ($970)                                               (893)      1,517
   SERP adjustment, net of tax $0 and $721                      -      (1,127)
                                                      -----------  -----------
Comprehensive net earnings                               $174,909      $95,086
                                                      ===========  ===========

Note 7 - Segment Reporting

The following tables set forth the information for our reportable segments and a reconciliation to the consolidated totals:

Quarter ended                  Retail      Credit  Catalog/    Corporate
July 31, 2004                  Stores  Operations  Internet    and Other   Eliminations       Total
Net sales                  $1,868,808          $-   $84,672           $-             $-  $1,953,480
Service charge income               -      39,054         -            -              -      39,054
Intersegment revenues           9,723      11,051         -            -        (20,774)          -
Interest expense, net           (138)      (5,862)       18       (8,109)             -     (14,091)
Earnings before taxes         211,593       9,837     4,246      (50,410)             -     175,266
Net earnings (loss)           129,070       6,000     2,589      (30,744)             -     106,915

Quarter ended                  Retail      Credit  Catalog/    Corporate
August 2, 2003                 Stores  Operations  Internet    and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales                  $1,713,561          $-   $71,288           $-             $-  $1,784,849
Service charge income               -      34,603         -            -              -      34,603
Intersegment revenues           8,270      10,390         -            -        (18,660)          -
Interest expense, net             (24)     (5,442)       (4)     (20,664)             -     (26,134)
Earnings before taxes         162,196       5,326       974      (60,425)             -     108,071
Net earnings (loss)            98,833       3,242       597      (36,801)             -      65,871

Year to date ended             Retail      Credit  Catalog/    Corporate
July 31, 2004                  Stores  Operations  Internet    and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales                  $3,323,415          $-  $165,555           $-             $-  $3,488,970
Service charge income               -      79,210         -            -              -      79,210
Intersegment revenues          13,760      18,651         -            -        (32,411)          -
Interest expense, net            (263)    (11,225)       87      (39,374)             -     (50,775)
Earnings before taxes         388,716      19,960    10,237     (131,020)             -     287,893
Net earnings (loss)           237,153      12,177     6,245      (79,933)             -     175,642
Assets                      2,706,742   1,042,091   120,729      913,782              -   4,783,344

Year to date ended             Retail      Credit  Catalog/    Corporate
August 2, 2003                 Stores  Operations  Internet    and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales                  $2,982,892          $-  $137,429           $-             $-  $3,120,321
Service charge income               -      68,535         -            -              -      68,535
Intersegment revenues          14,521      17,238         -            -        (31,759)          -
Interest expense, net            (118)    (10,815)       12      (35,441)             -     (46,362)
Earnings before taxes         257,992      11,706    (1,485)    (115,687)             -     152,526
Net earnings (loss)           157,349       7,139      (905)     (70,557)             -      93,026
Assets                      2,757,778     860,089   105,128      731,008              -   4,454,003

As of July 31, 2004, January 31, 2004, and August 2, 2003, Retail Stores assets included $35,998 of goodwill and $84,000 of tradename, and Catalog/Internet assets included $15,716 of goodwill. Goodwill and tradename included in all segments totaled $135,714.

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

RESULTS OF OPERATIONS:
----------------------

Overview
--------
Earnings for the second quarter of 2004 increased 62% to $106.9 or $0.75 per diluted share from $65.9 or $0.48 per diluted share for the same period in 2003. For the year to date period ended July 31, 2004, earnings increased 89% to $175.6 or $1.23 per diluted share from $93.0 or $0.68 per diluted share for the same period in 2003. Our results improved in the quarter and year to date periods due to strong sales, significant improvement in gross margin and overall expense leverage.

Sales
-----
Total sales increased 9.4% for the quarter and 12.5% year to date on a 4-5-4 comparable basis due to substantial same-store sales increases and store openings. Same-store sales on a 4-5-4 comparable basis increased 6.8% for the quarter and 9.5% year to date. The sales growth for the quarter and year to date periods is attributable to a strong Anniversary sale event, our continuous improvement in merchandising efforts, supported by our enhanced information systems, and the improved overall retail environment, especially in the first quarter. In the twelve months ended July 31, 2004, we have opened four full-line stores and two Nordstrom Rack stores. See our GAAP sales reconciliation on page 13.

All of our geographic regions and major merchandise divisions reported same-store sales increases in the second quarter and year to date.

Gross Profit
------------
                                        Second Quarter        Year to Date
                                     -------------------   -------------------
                                       2004       2003       2004       2003
                                     --------   --------   --------   --------
Gross profit as a percent of sales     34.9%      33.1%      35.7%      33.3%

Gross profit as a percentage of sales improved 180 basis points for the quarter and 240 basis points for the year to date period ended July 31, 2004. The quarter and year to date performance was due to increased sales volume and lower markdowns resulting from our ongoing improvement in managing inventory. On a same-store basis, our inventory balance as of July 31, 2004 declined 1.5% compared to August 2, 2003.


                                   11 of 20

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Selling, General and Administrative Expense
-------------------------------------------
                                        Second Quarter        Year to Date
                                     -------------------   -------------------
                                       2004       2003       2004       2003
                                     --------   --------   --------   --------
Selling, general and
  administrative expense
  as a percent of sales                 27.4%      27.6%      28.4%      29.2%

Selling, general and administrative expense as a percent of sales improved for the quarter and year to date period ended July 31, 2004 due primarily to overall expense control and leverage on our same-store sales growth. We saw improvements in all of our controllable core operating expense components. Specifically, we were able to leverage the favorable sales performance in non-selling labor and other discretionary costs. This was partially offset by an increase in incentive compensation costs as a result of our improved operating performance.

Interest Expense
----------------
Interest expense, net decreased $12.0 for the quarter ended July 31, 2004 when compared to the same period in 2003 due to $6.4 of debt prepayment premiums recorded in 2003 and a reduction in outstanding borrowings in 2004.

Interest expense, net for the year to date period ended July 31, 2004 increased due to $20.8 in additional expense incurred in the current year related to debt retirement, offset by $6.4 in debt retirement expenses for the prior year. Interest expense on outstanding debt decreased versus the same period last year primarily due to the lower overall debt levels. Over the 12 months ended July 31, 2004, we have retired $260.1 of our outstanding long-term debt.

Service Charge Income and Other
-------------------------------
Service charge income and other, net increased $6.9 for the quarter and $10.8 for the year to date periods ended July 31, 2004 primarily due to income recorded from our VISA securitization. The quarter and year to date service charge income benefited from substantial increases in our VISA receivables compared to the same periods in 2003.

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













                                   12 of 20

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

GAAP Sales Reconciliation
-------------------------
We converted to a 4-5-4 Retail Calendar at the beginning of 2003. This change in our fiscal calendar has resulted in one less day of sales being included in our year to date 2004 results versus the same period in the prior year. Sales performance numbers included in this document have been calculated on a comparative 4-5-4 basis. We believe that adjusting for the difference in days provides a more comparable basis from which to evaluate sales performance.
The following reconciliation bridges the reported GAAP sales to the 4-5-4 comparable sales.

                                                              Dollar      % Change      % Change
Sales reconciliation ($M)       YTD 2003        YTD 2004     Increase   Total Sales    Comp Sales
                                --------        --------   ----------   -----------    ----------
      Number of days GAAP            183             182
               GAAP sales       $3,120.3        $3,489.0       $368.7         11.8%          8.8%
  Less Feb. 1, 2003 sales         ($18.2)             --
                                --------        --------
     Reported 4-5-4 sales       $3,102.1        $3,489.0       $386.9         12.5%          9.5%
                                ========        ========
      4-5-4 Adjusted days            182             182

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
In 2004, we used our cash flow from operations for investments in new stores, store remodels and technology, for dividends to our shareholders, and to pre-pay a portion of our long term debt. We have not borrowed funds in 2004.

Cash Flow from Operations
-------------------------
Cash flow from operating activities decreased by $29.5 to $191.6 in 2004. Higher net earnings were offset by our merchandise purchase and payment flow changes in 2004 as compared to 2003 and increased performance-based
compensation payments.   Toward the end of 2003 and into 2004, we have
achieved a more even flow of merchandise purchases in relation to our sales trends. The merchandise inventory increase in 2004 is in sync with our sales growth and the seasonal nature of our business; the payables leverage we achieved on this inventory growth is consistent with our merchandising improvements. The improvement in our 2003 financial results as compared to 2002 resulted in an increase in our performance-based compensation payments in 2004 as compared to the prior year.

Cash Flow Used in Investing
---------------------------
Net cash used in investing activities decreased in 2004 as compared to 2003 due to a planned reduction in store openings which reduced our capital expenditures but also decreased our landlord reimbursements. Compared to the prior year, we focused our capital expenditures on the improvement of existing facilities while decreasing our spending on new store openings and information systems. Year to date, we opened one full-line store in Charlotte, NC. We expect to open one full-line store in Miami, FL in November 2004. In the first half of 2003, we opened one full-line store; in the second half of 2003, we opened three full-line stores and two Nordstrom Rack stores.









                                   13 of 20

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Cash Flow Used in Financing
---------------------------
For the year to date period ended July 31, 2004, cash used in financing activities increased primarily due to our current year debt repurchase, offset by an increase in the proceeds received from employee stock option exercises (due to the increase in the price of our common stock in 2004) and disbursement timing differences that increased our cash book overdraft balance.

During the first quarter of 2004, we retired $196.8 of our 8.95% senior notes and $1.0 of our 6.7% medium-term notes for a total cash payment of $219.6. We recorded $20.8 of net expense in the first quarter of 2004 related to these purchases.

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

We did not make any borrowings under our unsecured line of credit or our variable funding note backed by Nordstrom private label receivables during 2004.

In August 2004, the Board of Directors authorized $300.0 of share repurchases. This authorization extends for three years to August 2007, although we expect the shares to be acquired through open market transactions during the next 12 to 24 months. This replaces the current remaining share repurchase authority of $82.4. The actual number and timing of share repurchases will be subject to market conditions and applicable SEC rules.

We maintain a level of liquidity to allow us to cover our seasonal cash needs and rely on short-term borrowings only as needed. We believe that our operating cash flows, existing cash and available credit facilities are sufficient to finance our cash requirements for the next 12 months. We plan to pay the remaining $96.5 of our 6.7% medium-term notes due in July 2005 with existing cash and cash from operations.

Over the long term, we manage our cash and capital structure to strengthen our financial position and maintain flexibility for future strategic initiatives. We continuously assess our debt and leverage levels, capital expenditure requirements, principal debt payments, dividend payouts, potential share repurchases, and future investments or acquisitions. We believe our operating cash flows, existing cash, available credit facilities, as well as any potential future facilities will be sufficient to fund these scheduled future payments and potential long term initiatives.






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

Nordstrom fsb, the Company's wholly-owned bank subsidiary, offers a co-branded VISA credit card program to its customers. As of July 31, 2004, the total receivable balance of the VISA credit card program was $570.4. Nordstrom Credit Card Master Note Trust has issued $200.0 of asset backed notes that are securitized by the VISA credit card receivable pool. The remaining portion of the VISA credit card receivable pool is held in certificated form; it is accounted for as securitized investments in accordance with accounting principles generally accepted in the United States and previously published views of the Securities and Exchange Commission (SEC) staff.

Nordstrom fsb is regulated by the U.S. Department of the Treasury Office of Thrift Supervision ("OTS"). On September 1, 2004, the OTS directed Nordstrom, Inc. to account for a portion of its retained interest in the VISA credit card receivable pool as loan receivables instead of as securitized investments. At this time, we are working to resolve the difference between the accounting treatment asked for by the OTS and our accounting treatment. Our accounting is consistent with the advice of our independent auditors. If the accounting treatment asked for by the OTS were to be applied to our full retained interest in accounts receivable balance, we would combine that amount ($381.9 as of July 31, 2004) with accounts receivable, net, reduce the unrealized gain recorded in other comprehensive income ($3.9, net of tax), and establish an additional allowance for loan losses (up to approximately $17.2, or $10.5 net of tax). We are continuing to discuss this matter with the OTS, and we expect to receive input from the SEC staff to aid in the resolution of this matter in the third quarter of 2004.

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


                                   15 of 20

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

In May 2004 we implemented a new human resources management system to replace all of our mainframe legacy systems relating to human resources. This system will enhance the integration with our existing financial systems and provide us with improved management and information on our labor and benefits. Many processes have been automated and the system lays the foundation for additional improvements in the future. This implementation has resulted in certain changes to business processes and internal controls impacting financial reporting. Management is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. These steps include testing before the implementation, deploying resources to mitigate internal control risks, implementing reviews to ensure the accuracy of our data and processes, and performing multiple levels of reconciliations and analysis.

Other than as described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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




                                   16 of 20

We entered into a settlement agreement with the plaintiffs and the other defendants on July 13, 2003. In furtherance of the settlement agreement, the case was refiled in the United States District Court for the Northern District of California on behalf of a class of all persons who currently reside in the United States and who purchased "Department Store" cosmetics from the defendants during the period May 29, 1994 through July 16, 2003. The Court has given preliminary approval to the settlement. A summary notice of class certification and the terms of the settlement has been disseminated to class members. A hearing on whether the Court will grant final approval of the settlement has been scheduled for November 16, 2004. If approved by the Court, the settlement will result in the plaintiffs' claims and the claims of all class members being dismissed, with prejudice, in their entirety. In connection with the settlement agreement, the defendants will provide class members with certain free products and pay the plaintiffs' attorneys' fees, awarded by the Court up to $24 million. Our share of the cost of the settlement will not have a material adverse effect on our financial condition, results of operations or cash flows.

Other
-----
We are involved in various routine legal proceedings incidental to the ordinary course of business. In management's opinion, the outcome of pending legal proceedings, separately and in the aggregate, will not have a material adverse effect on our business or consolidated financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
---------------------------------------------------------------------

(c)  Repurchases
     -----------

          Total                     Total Number          Maximum Number (or
          Number of     Average     of Shares (or Units)  (Approximate Dollar Value)
          Shares        Price Paid  Purchased as Part of  of Shares (or Units) that
          (or Units)    Per Share   Publicly Announced    May Yet Be Purchased Under
          Purchased     (or Units)  Plans or Programs     the Plans or Programs (2)
          ----------    ----------  --------------------  --------------------------
Feb. 2004          -             -                     -                 $82 million
(2/1/04 to
2/28/04)
          ----------    ----------  --------------------  --------------------------
Mar. 2004          -             -                     -                 $82 million
(2/29/04 to
4/3/04)
          ----------    ----------  --------------------  --------------------------
Apr. 2004        672 (1)    $39.99                     -                 $82 million
(4/4/04 to
5/1/04)
          ----------    ----------  --------------------  --------------------------
May. 2004          -             -                     -                 $82 million
(5/2/04 to
5/29/04)
          ----------    ----------  --------------------  --------------------------
Jun. 2004          -             -                     -                 $82 million
(5/30/04 to
7/3/04)
          ----------    ----------  --------------------  --------------------------
Jul. 2004          -             -                     -                 $82 million
(7/4/04 to
7/31/04)
          ----------    ----------  --------------------  --------------------------


                                   17 of 20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. (Cont.)

(1) The 672 shares redeemed were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by an employee to Nordstrom as payment for an option exercise.

(2) In May 1995, the Board of Directors authorized $1.1 billion of share repurchases, with no expiration date. As of July 31, 2004, we have $82 million remaining in share repurchases. In August 2004, the Board of Directors authorized $300.0 million of share repurchases. For further details, see the liquidity discussion in Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
We held our Annual Shareholders Meeting on May 25, 2004, at which time the shareholders voted on the following proposals:

(1)   Election of Directors

        Name of Candidate               For            Withheld
      ----------------------        -----------       -----------
      D. Wayne Gittinger            127,401,661        3,744,178
      Enrique Hernandez, Jr.        129,175,632        1,970,207
      Jeanne P. Jackson             128,852,005        2,293,834
      Bruce A. Nordstrom            128,896,633        2,249,206
      John N. Nordstrom             128,899,784        2,246,055
      Alfred E. Osborne, Jr., Ph.D. 124,174,502        6,971,336
      William D. Ruckelshaus        124,134,089        7,011,750
      Alison A. Winter              129,147,657        1,998,181

There were no abstentions and no broker non-votes.

 (2)   Approval of the Nordstrom, Inc. 2004 Equity Incentive Plan

      The vote was 98,592,580 for, 16,437,312 against, and there were 773,699 abstentions. There were 15,342,248 broker non-votes.

 (3)   Approval of the Nordstrom, Inc. Executive Management Group Bonus Plan

      The vote was 111,708,317 for, 3,164,523 against, and there were 930,751 abstentions. There were 15,342,248 broker non-votes.

 (4)   Ratification of the Appointment of Independent Auditors

      The vote was 128,220,533 for, 2,223,774 against, and there were 701,532 abstentions. There were no broker non-votes.











                                   18 of 20

Item 6.  Exhibits
-----------------

     10.1 Revolving Credit Facility dated May 14, 2004, between Registrant and a group of commercial banks.

     10.2 Nordstrom, Inc. Executive Management Group Bonus Plan is hereby incorporated by reference from the Registrant's definitive proxy statement filed with the Commission on April 15, 2004.

     10.3 2004 Equity Incentive Plan is hereby incorporated by reference from the Registrant's definitive proxy statement filed with the Commission on April 15, 2004.

     10.4 Commitment of Nordstrom, Inc. to Nordstrom fsb dated June 17, 2004.

     10.5 Nordstrom fsb Segregated Earmarked Deposit Agreement And Security Agreement by and between Nordstrom fsb and Nordstrom, Inc. dated July 1, 2004.

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


                         NORDSTROM, INC.
                            (Registrant)


                    /s/ Michael G. Koppel
                    ----------------------------------------------------
                    Michael G. Koppel
                    Executive Vice President and Chief Financial Officer (Principal Financial Officer)


Date:  September 9, 2004
       -----------------












































                                   20 of 20

NORDSTROM INC. AND SUBSIDIARIES

Exhibit Index

Exhibit                                    Method of Filing
-------                                    ----------------
10.1  Revolving Credit Facility dated      Filed herewith electronically
       May 14, 2004 between Registrant
       and a group of commercial banks

10.2  Nordstrom, Inc. Executive Management Incorporated by reference from
       Group Bonus Plan                     Registrant's definitive proxy
                                            statement filed with the
                                            Commission on April 15, 2004.

10.3  2004 Equity Incentive Plan           Incorporated by reference from
                                            Registrant's definitive proxy
                                            statement filed with the
                                            Commission on April 15, 2004.

10.4  Commitment of Nordstrom, Inc. to     Filed herewith electronically
       Nordstrom fsb dated June 17, 2004

10.5  Nordstrom fsb Segregated Earmarked   Filed herewith electronically
       Deposit Agreement And Security
       Agreement by and between Nordstrom
       fsb and Nordstrom, Inc. dated
       July 1, 2004.

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