Form 10-Q
period 2004-10-30
NORDSTROM INC
filed 2004-12-03
CIK 72333

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

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


Common stock outstanding as of November 16, 2004: 140,076,823 shares of common stock.









                                   1 of 21

                       NORDSTROM, INC. AND SUBSIDIARIES
                       --------------------------------
                                    INDEX
                                    -----

                                                                        Page
                                                                       Number
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)
             Condensed Consolidated Statements of Earnings
               Quarter and Year to Date ended October 30, 2004
               and November 1, 2003                                       3

             Condensed Consolidated Balance Sheets
               October 30, 2004, January 31, 2004 and November 1, 2003    4

             Condensed Consolidated Statements of Cash Flows
               Year to Date ended October 30, 2004
               and November 1, 2003                                       5

             Notes to Condensed Consolidated Financial Statements         6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         12

    Item 4.  Controls and Procedures                                     17

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                           18

    Item 2.  Unregistered Sales of Equity Securities and Use
               of Proceeds                                               19

    Item 6.  Exhibits                                                    20

SIGNATURES                                                               21





















                                   2 of 21

                       NORDSTROM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (amounts in thousands except per share amounts)
                                 (unaudited)

                                  Quarter Ended          Year to Date Ended
                              ----------------------   ----------------------
                              October 30, November 1,  October 30, November 1,
                                 2004        2003         2004        2003
                              ----------  ----------   ----------  ----------
Net sales                     $1,542,075  $1,409,109   $5,031,045  $4,529,430
Cost of sales and related
  buying and occupancy costs    (984,908)   (911,429)  (3,228,732) (2,991,953)
                              ----------  ----------   ----------  ----------
Gross profit                     557,167     497,680    1,802,313   1,537,477
Selling, general and
  administrative expenses       (465,769)   (439,006)  (1,454,736) (1,351,628)
                              ----------  ----------   ----------  ----------
Operating income                  91,398      58,674      347,577     185,849
Interest expense, net            (13,485)    (26,681)     (64,260)    (73,043)
Service charge income
  and other, net                  45,000      42,576      127,489     114,289
                              ----------  ----------   ----------  ----------
Earnings before income taxes     122,913      74,569      410,806     227,095
Income tax expense               (45,085)    (29,100)    (157,336)    (88,600)
                              ----------  ----------   ----------  ----------
Net earnings                  $   77,828  $   45,469   $  253,470  $  138,495
                              ==========  ==========   ==========  ==========

Basic earnings per share      $     0.55  $     0.33   $     1.81  $     1.02
                              ==========  ==========   ==========  ==========

Diluted earnings per share    $     0.54  $     0.33   $     1.77  $     1.01
                              ==========  ==========   ==========  ==========

Basic shares                     140,698     136,304      140,181     135,907
                              ==========  ==========   ==========  ==========

Diluted shares                   143,149     138,103      142,868     136,659
                              ==========  ==========   ==========  ==========

Cash dividends paid per share
  of common stock outstanding $     0.13  $     0.10   $     0.35  $     0.30
                              ==========  ==========   ==========  ==========













The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.


                                   3 of 21

                       NORDSTROM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (amounts in thousands)
                                 (unaudited)

                                           October 30,  January 31,  November 1,
                                              2004         2004         2003
                                           ----------   ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents                $  335,407   $  516,281   $  183,666
  Accounts receivable, net                    635,409      666,811      645,182
  Retained interest in accounts receivable    382,325      272,294      227,340
  Merchandise inventories                   1,193,144      901,623    1,189,996
  Current deferred tax assets                 134,896      121,681      111,965
  Prepaid expenses                             53,231       49,750       50,083
                                           ----------   ----------   ----------
  Total current assets                      2,734,412    2,528,440    2,408,232

Land, buildings and equipment (net of
  accumulated depreciation of $2,256,003,
  $2,108,936 and $2,051,968)                1,692,202    1,724,273    1,736,617
Goodwill, net                                  51,714       51,714       51,714
Tradename, net                                 84,000       84,000       84,000
Other assets                                  159,631      150,271      149,778
                                           ----------   ----------   ----------
TOTAL ASSETS                               $4,721,959   $4,538,698   $4,430,341
                                           ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                         $  772,559   $  585,331   $  716,380
  Accrued salaries, wages
    and related benefits                      252,022      276,007      211,584
  Other accrued expenses                      205,504      188,231      178,644
  Income taxes payable                         52,877       66,157       71,105
  Current portion of long-term debt           103,021        6,833        6,198
                                           ----------   ----------   ----------
  Total current liabilities                 1,385,983    1,122,559    1,183,911

Long-term debt                                932,384    1,227,410    1,225,403
Deferred lease credits                        364,768      377,321      376,007
Other liabilities                             168,426      177,399      143,726

Shareholders' Equity:
  Common stock, no par:
    500,000 shares authorized;
    139,933, 138,377 and 136,971 shares
    issued and outstanding                    529,284      424,645      384,193
  Unearned stock compensation                    (373)        (597)        (671)
  Retained earnings                         1,330,511    1,201,093    1,111,864
  Accumulated other comprehensive
    earnings                                   10,976        8,868        5,908
                                           ----------   ----------   ----------
  Total shareholders' equity                1,870,398    1,634,009    1,501,294
                                           ----------   ----------   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                     $4,721,959   $4,538,698   $4,430,341
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


                                   4 of 21

                            NORDSTROM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (amounts in thousands)
                                      (unaudited)

                                                               Year to Date Ended
                                                            ------------------------
                                                            October 30,    November 1,
                                                               2004           2003
                                                            ----------     ----------
OPERATING ACTIVITIES:
  Net earnings                                                $253,470       $138,495
  Adjustments to reconcile net earnings to net
  cash from operating activities:
    Depreciation and amortization                              194,593        185,163
    Amortization of deferred lease credits and other, net      (23,054)       (20,316)
    Stock-based compensation expense                             4,663          9,548
    Deferred income taxes, net                                  (5,012)        (4,629)
    Tax benefit on stock option exercises                       19,906          2,664
    Change in operating assets and liabilities:
      Accounts receivable, net                                  31,951         17,869
      Retained interest in accounts receivable                (110,569)      (100,814)
      Merchandise inventories                                 (261,610)      (234,246)
      Prepaid expenses                                          (1,116)        (4,003)
      Other assets                                             (11,118)        (6,437)
      Accounts payable                                         156,559        223,424
      Accrued salaries, wages and related benefits             (26,126)       (14,440)
      Other accrued expenses                                    17,252          7,258
      Income taxes payable                                     (42,561)         9,935
      Other liabilities                                         17,844          8,913
                                                            ----------     ----------
Net cash from operating activities                             215,072        218,384
                                                            ----------     ----------
INVESTING ACTIVITIES:
  Capital expenditures                                        (159,208)      (204,536)
  Additions to deferred lease credits                           10,806         37,157
  Other, net                                                      (959)        (1,037)
                                                            ----------     ----------
Net cash used in investing activities                         (149,361)      (168,416)
                                                            ----------     ----------
FINANCING ACTIVITIES:
  Principal payments on long-term debt                        (202,016)      (109,148)
  Proceeds from sale of interest rate swap                           -          2,341
  (Decrease)increase in cash book overdrafts                    (2,958)        10,284
  Proceeds from exercise of stock options                       69,549         16,577
  Proceeds from employee stock purchase plan                    12,892          8,861
  Cash dividends paid                                          (49,091)       (40,736)
  Repurchase of common stock                                   (74,961)             -
                                                            ----------     ----------
Net cash used in financing activities                         (246,585)      (111,821)
                                                            ----------     ----------
Net decrease in cash and cash equivalents                     (180,874)       (61,853)
Cash and cash equivalents at beginning of period               516,281        245,519
                                                            ----------     ----------
Cash and cash equivalents at end of period                    $335,407       $183,666
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

Our business, like that of other retailers, is subject to seasonal fluctuations. Our Anniversary sale in July and the holidays in December typically result in higher sales in the second and fourth quarters of our fiscal years. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

Critical Accounting Policies
----------------------------

The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.
We regularly evaluate our estimates including those related to doubtful accounts, inventory valuation, intangible assets, income taxes, self-insurance liabilities, post-retirement benefits, sales return accruals, contingent liabilities and litigation. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our accounting policies and methodologies in the third quarter of 2004 are consistent with those discussed in our 2003 Annual Report and our second quarter Form 10-Q.

In October 2004, we completed a review of our current and deferred tax accounts, which resulted in a lower effective tax rate. This change increased net income by approximately $2,900 for the quarter and year to date periods ended October 30, 2004.

Nordstrom fsb, our wholly-owned bank subsidiary, offers a co-branded VISA credit card program to its customers. The balances due from the VISA cardholders are transferred to a third party trust, Nordstrom Credit Card Master Note Trust (the "Trust"). In 2002, the Trust issued $200,000 of notes to third parties; those notes are due in 2007 and are secured by a portion of the Trust's assets. We do not record the notes that the Trust sold to third parties or the pro-rata share of the Trust's assets on our financial statements. The remaining interest in the Trust is held by our wholly-owned subsidiaries. The remaining interest is held in certificated form; it is recorded as "Retained interest in accounts receivable" on our accompanying condensed consolidated balance sheets and accounted for as investments in debt securities under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities".








                                   6 of 21

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (amounts in thousands except per share amounts)
                                 (unaudited)

Note 1 - Summary of Significant Accounting Policies (Cont.)


In the third quarter of 2004, the U.S. Department of the Treasury Office of Thrift Supervision, which regulates Nordstrom fsb, directed Nordstrom, Inc. to change our accounting treatment for a portion of the remaining interest in the Trust. We asked the Securities and Exchange Commission ("SEC") staff to confirm that our existing accounting treatment for the remaining interest in the Trust is consistent with their interpretation of accounting principles generally accepted in the United States ("U.S. GAAP"). In October 2004, the SEC staff confirmed that our existing accounting treatment and financial statement presentations comply with U.S. GAAP. Therefore, we plan to continue to follow our existing accounting treatment for the remaining certificated interest in the Trust. The SEC staff also suggested that we voluntarily expand our quarterly disclosures related to the certificated interests; please see Note 5 for this additional disclosure.

Reclassifications
-----------------
We reclassified certain prior year amounts to conform to the current year presentation.

Stock Compensation
------------------
We apply Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," in measuring compensation costs under our stock-based compensation programs, which is described more fully in our 2003 Annual Report.

If we had elected to recognize compensation cost based on the fair value of the options and shares at grant date, net earnings and earnings per share would have been as follows:

                                   Quarter Ended          Year to Date Ended
                               ----------------------   ----------------------
                               October 30, November 1, October 30, November 1,
                                  2004        2003         2004       2003
                               ----------  ----------   ----------  ----------
Net earnings, as reported        $77,828     $45,469     $253,470    $138,495
Add: stock-based compensation
 (income)/expense included in
 reported net earnings, net
 of tax                             (500)      4,717        2,844       5,824
Deduct: stock-based
 compensation expense
 determined under fair value,
 net of tax                       (4,160)     (7,492)     (16,460)    (18,219)
                               ----------  ----------   ----------  ----------
Pro forma net earnings           $73,168     $42,694     $239,854     $126,100
                               ==========  ==========   ==========  ==========
Earnings per share:
   Basic - as reported             $0.55       $0.33        $1.81       $1.02
   Diluted - as reported           $0.54       $0.33        $1.77       $1.01

   Basic - pro forma               $0.52       $0.31        $1.71       $0.93
   Diluted - pro forma             $0.51       $0.31        $1.68       $0.93

                                   7 of 21

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (amounts in thousands except per share amounts)
                                 (unaudited)

Note 2 - Postretirement Benefits

The expense components of our Supplemental Executive Retirement Plan, which provides retirement benefits to certain officers and select employees, are as follows:

                                 Quarter Ended           Year to Date Ended
                            ------------------------  ------------------------
                            October 30,  November 1,  October 30,  November 1,
                               2004         2003         2004         2003
                            -----------  -----------  -----------  -----------
Service cost                       $372         $205       $1,116         $615
Interest cost                       991          855        2,973        2,565
Amortization of net loss            386          173        1,158          564
Amortization of prior
   service cost                     240          188          720          519
                            -----------  -----------  -----------  -----------
Total expense                    $1,989       $1,421       $5,967       $4,263
                            ===========  ===========  ===========  ===========

Note 3 - Earnings Per Share

                                 Quarter Ended           Year to Date Ended
                            ------------------------  ------------------------
                            October 30,  November 1,  October 30,  November 1,
                               2004         2003         2004         2003
                            -----------  -----------  -----------  -----------
Net earnings                    $77,828      $45,469     $253,470     $138,495
                            ===========  ===========  ===========  ===========
Basic shares                    140,698      136,304      140,181      135,907
Dilutive effect of
   stock options and
   performance share units        2,451        1,799        2,687          752
                            -----------  -----------  -----------  -----------
Diluted shares                  143,149      138,103      142,868      136,659
                            ===========  ===========  ===========  ===========
Basic earnings per share          $0.55        $0.33        $1.81        $1.02
Diluted earnings per share        $0.54        $0.33        $1.77        $1.01
Antidilutive stock options           10        2,974           10        7,578

Note 4 - Accounts Receivable

The components of accounts receivable are as follows:

                                       October 30,  January 31,  November 1,
                                          2004        2004         2003
                                      -----------  -----------  -----------
Trade receivables:
   Unrestricted                           $35,988      $25,228      $32,669
   Restricted                             544,976      589,992      567,396
Allowance for doubtful accounts           (19,534)     (20,320)     (20,746)
                                      -----------  -----------  -----------
Trade receivables, net                    561,430      594,900      579,319

Other                                      73,979       71,911       65,863
                                      -----------  -----------  -----------
Accounts receivable, net                 $635,409     $666,811     $645,182
                                      ===========  ===========  ===========

                                   8 of 21

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (amounts in thousands except per share amounts)
                                 (unaudited)

Note 4 - Accounts Receivable (Cont.)

The restricted trade receivables relate to our proprietary credit card and back the $300,000 Class A notes and the $150,000 variable funding note renewed in May 2004. Other accounts receivable consist primarily of credit card receivables due from third party financial institutions, vendor receivables and cosmetic rebate receivables, which are believed to be fully realizable as they are collected soon after they are earned.

Note 5 - Retained Interest in Accounts Receivable

Our investment in master trust certificates and off-balance sheet financing are described in Note 9 of our 2003 Annual Report. In 2004, the Trust issued $250,000 of Class A & B notes ("2004 Class A & B Notes") to Nordstrom Credit, Inc., our wholly-owned subsidiary. The following table summarizes our VISA credit card activities and the estimated fair values of our retained interests as well as the assumptions used:

                                                      ------------------------
                                                      October 30,  January 31,
                                                         2004         2004
                                                      -----------  -----------
Total face value of Nordstrom VISA credit card
  principal receivables                                  $571,407     $465,198
                                                      ===========  ===========

Securities issued at fair value:
  Amounts not recorded on balance sheet (sold to
  third parties):
    2002 Class A & B Notes                               $200,000     $200,000
                                                      -----------  -----------

  Amounts recorded on balance sheet:
    Retained interest                                     132,325      272,294
    2004 Class A & B Notes                                250,000            -
                                                      -----------  -----------
    Total retained interest in accounts receivable        382,325      272,294

                                                      -----------  -----------
Total fair value of securities issued by the Trust       $582,325     $472,294
                                                      ===========  ===========

Assumptions used to estimate the fair value of
the retained interest:
  Weighted average remaining life (in months)                2.3          2.5
  Average credit losses                                      5.4%         5.5%
  Average gross yield                                       18.2%        17.8%
  Weighted average coupon on issued securities               2.6%         1.4%
  Average payment rates                                     22.0%        23.4%
  Discount rates of retained interests                 8.1%-14.3%   6.8%-12.6%

                                    9 of 21

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (amounts in thousands except per share amounts)
                                 (unaudited)

Note 5 - Retained Interest in Accounts Receivable (Cont.)

The following table summarizes the income earned by the retained interest that is included in service charge income and other, net on the condensed consolidated statements of earnings:

                                 Quarter Ended           Year to Date Ended
                            ------------------------  ------------------------
                            October 30,  November 1,  October 30,  November 1,
                               2004         2003         2004         2003
                            -----------  -----------  -----------  -----------
Income earned by retained
  interest                      $16,236      $11,515      $48,376      $29,133
                            ===========  ===========  ===========  ===========

Note 6 - Debt

Year to date we have retired $196,770 of our 8.95% senior notes and $1,473 of our 6.7% medium-term notes for a total cash payment of $220,106. After considering non-cash items related to these debt retirements, our net expense for the three quarters ended October 30, 2004 was $20,862.

In May 2004, we replaced our existing $300,000 unsecured line of credit with a $350,000 unsecured line of credit, which is available as liquidity support for our commercial paper program. Under the terms of the agreement, we pay a variable rate of interest based on LIBOR plus a margin of 0.31%. The variable rate of interest increases to LIBOR plus a margin of 0.41% if more than $175,000 is outstanding on the facility. The line of credit agreement expires in three years and contains restrictive covenants, which include maintaining a leverage ratio. We also pay a commitment fee for the line based on our debt rating.

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

We have an interest rate swap outstanding recorded in other liabilities. Our swap has a $250,000 notional amount, expires in 2009 and is designated as a fully effective fair value hedge. Under the agreement, we receive a fixed rate of 5.63% and pay a variable rate based on LIBOR plus a margin of 2.3% set at six-month intervals (5.095% at October 30, 2004.) The fair value of our interest rate swap is as follows:

                                         October 30,  January 31,  November 1,
                                            2004        2004         2003
                                        -----------  -----------  -----------
Interest rate swap fair value               ($5,365)     ($8,091)    ($10,884)

                                   10 of 21

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (amounts in thousands except per share amounts)
                                 (unaudited)

Note 7 - Comprehensive Net Earnings
                                                        Year to Date Ended
                                                     ------------------------
                                                     October 30,  November 1,
                                                         2004         2003
                                                     -----------  -----------
Net earnings                                            $253,470     $138,495
   Foreign currency translation adjustment                 2,436        2,351
   Securitization adjustment, net of tax of $210
    and ($1,268)                                            (328)       1,983
   SERP adjustment, net of tax of $0 and $720                  -       (1,126)
                                                     -----------  -----------
Comprehensive net earnings                              $255,578     $141,703
                                                     ===========  ===========

Note 8 - Segment Reporting

The following tables set forth the information for our reportable segments and a reconciliation to the consolidated totals:

Quarter ended                  Retail      Credit  Catalog/    Corporate
October 30, 2004               Stores  Operations  Internet    and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales                  $1,453,528          $-   $88,547           $-             $-  $1,542,075
Service charge income               -      40,065         -            -              -      40,065
Intersegment revenues           8,440       7,323         -            -        (15,763)          -
Interest expense, net             (61)     (5,833)       26       (7,617)             -     (13,485)
Earnings before taxes         158,592       8,538     7,452      (51,669)             -     122,913
Net earnings (loss)           100,540       5,406     4,669      (32,787)             -      77,828

Quarter ended                  Retail      Credit  Catalog/    Corporate
November 1, 2003               Stores  Operations  Internet    and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales                  $1,341,041          $-   $68,068           $-             $-  $1,409,109
Service charge income               -      36,824         -            -              -      36,824
Intersegment revenues           6,245       6,942         -            -        (13,187)          -
Interest expense, net            (390)     (5,549)       62      (20,804)             -     (26,681)
Earnings before taxes         121,136       3,853      (482)     (49,938)             -      74,569
Net earnings (loss)            73,864       2,350      (295)     (30,450)             -      45,469

Year to date ended             Retail      Credit  Catalog/    Corporate
October 30, 2004               Stores  Operations  Internet    and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales                  $4,776,943          $-  $254,102           $-             $-  $5,031,045
Service charge income               -     119,275         -            -              -     119,275
Intersegment revenues          22,200      25,974         -            -        (48,174)          -
Interest expense, net            (324)    (17,058)      113      (46,991)             -     (64,260)
Earnings before taxes         547,308      28,498    17,689     (182,689)             -     410,806
Net earnings (loss)           337,693      17,583    10,914     (112,720)             -     253,470
Assets                      2,879,410     961,738   127,715      753,096              -   4,721,959

Year to date ended             Retail      Credit  Catalog/    Corporate
November 1, 2003               Stores  Operations  Internet    and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales                  $4,323,933          $-  $205,497           $-             $-  $4,529,430
Service charge income               -     105,359         -            -              -     105,359
Intersegment revenues          20,766      24,180         -            -        (44,946)          -
Interest expense, net            (508)    (16,364)       74      (56,245)             -     (73,043)
Earnings before taxes         379,128      15,559    (1,967)    (165,625)             -     227,095
Net earnings (loss)           231,213       9,489    (1,200)    (101,007)             -     138,495
Assets                      2,940,898     810,184   103,433      575,826              -   4,430,341

                                   11 of 21

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (amounts in thousands except per share amounts)
                                 (unaudited)

Note 8 - Segment Reporting (Cont.)

As of October 30, 2004, January 31, 2004, and November 1, 2003, Retail Stores assets included $35,998 of goodwill and $84,000 of tradename, and Catalog/Internet assets included $15,716 of goodwill. Goodwill and tradename included in all segments totaled $135,714.

Note 9 - Litigation

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

RESULTS OF OPERATIONS
---------------------

Overview
--------
Earnings for the third quarter of 2004 increased 71% to $77.8 or $0.54 per diluted share from $45.5 or $0.33 per diluted share for the same period in 2003. For the year to date period ended October 30, 2004, earnings increased 83% to $253.5 or $1.77 per diluted share from $138.5 or $1.01 per diluted share for the same period in 2003. Our results improved in the quarter and year to date periods due to strong sales momentum combined with gross profit and selling, general and administrative expense improvement.

Sales
-----
Total sales increased 9.4% for the quarter and 11.5% year to date on a 4-5-4 comparable basis due to substantial same-store sales increases. Same-store sales on a 4-5-4 comparable basis increased 8.1% for the quarter and 9.1% year to date. The sales growth for the quarter and year to date is a result of our continuous improvement in merchandising efforts, supported by our enhanced information systems. Our merchandise offering continues to meet customers'
preferences, which drove full-price sales.   The year to date increase is also
attributable to the improved overall retail environment, especially in the first quarter. See our GAAP sales reconciliation on page 14.

All of our geographic regions and major merchandise divisions reported same-store sales increases in the third quarter and year to date.









                                   12 of 21

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Gross Profit
------------

                                        Third Quarter        Year to Date
                                     -------------------   -------------------
                                       2004       2003       2004       2003
                                     --------   --------   --------   --------
Gross profit as a percent of sales     36.1%      35.3%      35.8%      33.9%

Gross profit as a percentage of sales improved 80 basis points for the quarter and 190 basis points for the year to date period ended October 30, 2004. The quarter to date performance was primarily due to buying and occupancy expense leverage resulting from stronger than expected sales. The year to date performance was primarily due to lower markdowns resulting from our ongoing improvement in managing our merchandise inventory and increased leverage on our buying and occupancy expenses.

Selling, General and Administrative Expense
-------------------------------------------
                                        Third Quarter        Year to Date
                                     -------------------   -------------------
                                       2004       2003       2004       2003
                                     --------   --------   --------   --------
Selling, general and
  administrative expense
  as a percent of sales                 30.2%      31.1%      28.9%      29.8%

Selling, general and administrative expense as a percentage of sales improved 90 basis points for the quarter and for the year to date period ended October 30, 2004. Our existing support functions have been able to manage our same-store sales growth. As a result, the significant year over year sales increases in relation to relatively flat SG&A costs on a same-store basis have resulted in significant improvements in SG&A as a percentage of sales. Costs associated with new stores, selling, and incentive compensation have increased in 2004 in line with our sales increases and our improved operating performance.

Interest Expense
----------------
Interest expense, net decreased by $13.2 to $13.5 for the quarter ended October 30, 2004 compared to the same period in 2003. The prior year expense includes debt prepayment costs of $7.9. Also, our long-term borrowings have been reduced by 16 percent in the past 12 months, leading to lower borrowing costs.

Interest expense, net decreased by $8.8 to $64.3 for the year to date period ended October 30, 2004. We incurred debt prepayment costs of $20.9 and $14.3 in 2004 and 2003, respectively. The decrease in our long-term borrowings in 2004 as compared to 2003 resulted in the overall interest expense reduction.

Service Charge Income and Other, net
------------------------------------
Service charge income and other, net increased by $2.4 for the quarter and $13.2 for the year to date periods ended October 30, 2004. The increase is primarily due to growth in our Nordstrom fsb VISA credit card transaction volume and finance charges.

                                   13 of 21

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Seasonality
------------
Our business, like that of other retailers, is subject to seasonal fluctuations. Our Anniversary sale in July and the holidays in December typically result in higher sales in the second and fourth quarters of our fiscal years. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

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

                                                              Dollar      % Change      % Change
Sales reconciliation ($M)       YTD 2003        YTD 2004     Increase   Total Sales    Comp Sales
                                --------        --------   ----------   -----------    ----------
      Number of days GAAP            274             273
               GAAP sales       $4,529.4        $5,031.0       $501.6         11.1%          8.6%
  Less Feb. 1, 2003 sales         ($18.2)             --
                                --------        --------
     Reported 4-5-4 sales       $4,511.2        $5,031.0       $519.8         11.5%          9.1%
                                ========        ========
      4-5-4 adjusted days            273             273

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Overall cash decreased by $180.9 in 2004 as compared to $61.9 in 2003, primarily due to additional debt prepayments and repurchases of our common stock.

Cash Flow from Operations
-------------------------
Cash flow from operating activities decreased by $3.3 to $215.1 in 2004. Higher net earnings were offset by our merchandise purchase and payment flow changes in 2004 as compared to 2003 and the timing of income tax payments. Toward the end of 2003 and into 2004, we have achieved a more even flow of merchandise purchases in relation to our sales trends. Our 2004 inventory turns have improved over the prior year; the payables leverage we achieved in 2004 is consistent with our merchandise purchase plan. Income tax payments have increased in 2004 as a result of our earnings growth.

Cash Flow Used in Investing
---------------------------
Net cash used in investing activities decreased in 2004 as compared to 2003 due to a planned reduction in store openings which reduced our capital expenditures but also decreased our developer reimbursements.

Year to date, we opened one full-line store in Charlotte, North Carolina. In addition, we opened one full-line store in Miami, Florida in November 2004. During the first three quarters of 2003, we opened three full-line stores and two Nordstrom Rack stores; in the last quarter of 2003, we opened one full-line store.


                                   14 of 21

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

We plan to spend approximately $850.0 to $875.0, net of developer reimbursements, on capital projects during the next three fiscal years. We plan to use approximately 35% of this investment to build new stores, 30% on remodels and 15% toward information technology. The remaining 20% is planned for maintenance and other miscellaneous spending.

Cash Flow Used in Financing
---------------------------
For the year to date period ended October 30, 2004, cash used in financing activities increased primarily due to our debt retirements and common stock repurchases, partially offset by an increase in the cash received from employee stock option exercises.

Year to date we have retired $196.8 of our 8.95% senior notes and $1.5 of our 6.7% medium-term notes for a total cash payment of $220.1. After considering non-cash items related to these debt retirements, our net expense for the three quarters ended October 30, 2004 was $20.9.

In May 2004, we replaced our existing $300.0 unsecured line of credit with a $350.0 unsecured line of credit, which is available as liquidity support for our commercial paper program. Under the terms of the agreement, we pay a variable rate of interest based on LIBOR plus a margin of 0.31%. The variable rate of interest increases to LIBOR plus a margin of 0.41% if more than $175.0 is outstanding on the facility. The line of credit agreement expires in three years and contains restrictive covenants, which include maintaining a leverage ratio. We also pay a commitment fee for the line based on our debt rating.

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

In August 2004, the Board of Directors authorized $300.0 of share repurchases. This authorization extends for three years to August 2007, although we expect the shares to be acquired through open market transactions during the next 12 months. This replaced the previous remaining share repurchase authority of $82.4. The actual number and timing of share repurchases will be subject to market conditions and applicable SEC rules. Year to date, we have purchased 1,925,700 shares for $75.0.

Liquidity
---------
We maintain a level of liquidity to allow us to cover our seasonal cash needs and rely on short-term borrowings only as needed. We believe that our operating cash flows, existing cash and available credit facilities are sufficient to finance our cash requirements for the next 12 months. We plan to pay the remaining $96.5 of our 6.7% medium-term notes due in July 2005 with existing cash and cash from operations.








                                   15 of 21

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Over the long term, we manage our cash and capital structure to strengthen our financial position and maintain flexibility for future strategic initiatives. We continuously assess our debt and leverage levels, capital expenditure requirements, principal debt payments, dividend payouts, potential share repurchases, and future investments or acquisitions. We believe our operating cash flows, existing cash, and available credit facilities, as well as any potential future borrowing facilities will be sufficient to fund these scheduled future payments and potential long term initiatives.

CRITICAL ACCOUNTING POLICIES
----------------------------
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.
We regularly evaluate our estimates, including those related to doubtful accounts, inventory valuation, intangible assets, income taxes, self-insurance liabilities, post-retirement benefits, sales return accruals, contingent liabilities and litigation. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our accounting policies and methodologies in the third quarter of 2004 are consistent with those discussed in our 2003 Annual Report and our second quarter Form 10-Q.

In October 2004, we completed a review of our current and deferred tax accounts, which resulted in a lower effective tax rate. This change increased net income by approximately $2.9 for the quarter and year to date periods ended October 30, 2004.

Nordstrom fsb, our wholly-owned bank subsidiary, offers a co-branded VISA credit card program to its customers. The balances due from the VISA cardholders are transferred to a third party trust, Nordstrom Credit Card Master Note Trust (the "Trust"). In 2002, the Trust issued $200.0 of notes to third parties; those notes are due in 2007 and are secured by a portion of the Trust's assets. We do not record the notes that the Trust sold to third parties or the pro-rata share of the Trust's assets on our financial statements. The remaining interest in the Trust is held by our wholly-owned subsidiaries. The remaining interest is held in certificated form; it is recorded as "Retained interest in accounts receivable" on our accompanying condensed consolidated balance sheets and accounted for as investments in debt securities under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

In the third quarter of 2004, the U.S. Department of the Treasury Office of Thrift Supervision, which regulates Nordstrom fsb, directed Nordstrom, Inc. to change our accounting treatment for a portion of the remaining interest in the Trust. We asked the Securities and Exchange Commission ("SEC") staff to confirm that our existing accounting treatment for the remaining interest in the Trust is consistent with their interpretation of accounting principles generally accepted in the United States ("U.S. GAAP"). In October 2004, the SEC staff confirmed that our existing accounting treatment and financial statement presentations comply with U.S. GAAP. Therefore, we plan to continue to follow our existing accounting treatment for the remaining certificated interest in the Trust. The SEC staff also suggested that we voluntarily expand our quarterly disclosures related to the certificated interests; please see Note 5 for this additional disclosure.





                                   16 of 21

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

FORWARD-LOOKING INFORMATION CAUTIONARY STATEMENT
------------------------------------------------
The preceding disclosures included forward-looking statements regarding our performance, liquidity, capital expenditures and adequacy of capital resources. These statements are based on our current assumptions and expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Forward-looking statements are qualified by the risks and challenges posed by our ability to predict fashion trends, consumer apparel buying patterns, our ability to control costs, weather conditions, hazards of nature, trends in personal bankruptcies and bad debt write-offs, changes in interest rates, employee relations, our ability to continue our expansion plans, changes in governmental or regulatory requirements, and the impact of economic and competitive market forces, including the impact of terrorist activity or the impact of a war on us, our customers and the retail industry. As a result, while we believe there is a reasonable basis for the forward-looking statements, you should not place undue reliance on those statements. We undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements.

Item 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we performed an evaluation under the supervision and with the participation of management, including our President and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our President and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.





















                                   17 of 21

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Cosmetics
---------
We were originally named as a defendant along with other department store and specialty retailers in nine separate but virtually identical class action lawsuits filed in various Superior Courts of the State of California in May, June and July 1998 that were consolidated in Marin County Superior Court. In May 2000, plaintiffs filed an amended complaint naming a number of manufacturers of cosmetics and fragrances and two other retailers as additional defendants. Plaintiffs' amended complaint alleges that the retail price of the "prestige" or "Department Store" cosmetics sold in department and specialty stores was collusively controlled by the retailer and manufacturer defendants in violation of the Cartwright Act and the California Unfair Competition Act.

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

We entered into a settlement agreement with the plaintiffs and the other defendants on July 13, 2003. In furtherance of the settlement agreement, the case was refiled in the United States District Court for the Northern District of California on behalf of a class of all persons who currently reside in the United States and who purchased "Department Store" cosmetics from the defendants during the period May 29, 1994 through July 16, 2003. The Court has given preliminary approval to the settlement. A summary notice of class certification and the terms of the settlement have been disseminated to class members. A hearing on whether the Court will grant final approval of the settlement has been scheduled for January 11, 2005. If approved by the Court, the settlement will result in the plaintiffs' claims and the claims of all class members being dismissed, with prejudice, in their entirety. In connection with the settlement agreement, the defendants will provide class members with certain free products and pay the plaintiffs' attorneys' fees, awarded by the Court up to $24 million. Our share of the cost of the settlement will not have a material adverse effect on our financial condition, results of operations or cash flows.

Other
-----
We are involved in various routine legal proceedings incidental to the ordinary course of business. In management's opinion, the outcome of pending legal proceedings, separately and in the aggregate, will not have a material adverse effect on our business or consolidated financial condition.












                                   18 of 21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

(c)  Repurchases
     -----------

(dollars in millions except per share amounts)

          Total                     Total Number          Maximum Number (or
          Number of     Average     of Shares (or Units)  Approximate Dollar Value)
          Shares        Price Paid  Purchased as Part of  of Shares (or Units) that
          (or Units)    Per Share   Publicly Announced    May Yet Be Purchased Under
          Purchased     (or Units)  Plans or Programs     the Plans or Programs (2)
          ----------    ----------  --------------------  --------------------------
Feb. 2004          -             -                     -                         $82
(2/1/04 to
2/28/04)
          ----------    ----------  --------------------  --------------------------
Mar. 2004          -             -                     -                         $82
(2/29/04 to
4/3/04)
          ----------    ----------  --------------------  --------------------------
Apr. 2004        672 (1)    $39.99                     -                         $82
(4/4/04 to
5/1/04)
          ----------    ----------  --------------------  --------------------------
May. 2004          -             -                     -                         $82
(5/2/04 to
5/29/04)
          ----------    ----------  --------------------  --------------------------
Jun. 2004          -             -                     -                         $82
(5/30/04 to
7/3/04)
          ----------    ----------  --------------------  --------------------------
Jul. 2004          -             -                     -                         $82
(7/4/04 to
7/31/04)
          ----------    ----------  --------------------  --------------------------
Aug. 2004    258,500        $37.31               258,500                        $290
(8/1/04 to
8/28/04)
          ----------    ----------  --------------------  --------------------------
Sep. 2004  1,117,700        $38.51             1,117,700                        $247
(8/29/04 to
10/2/04)
          ----------    ----------  --------------------  --------------------------
Oct. 2004    549,500        $40.53               549,500                        $225
(10/3/04 to
10/30/04)
          ----------    ----------  --------------------  --------------------------

(1) The 672 shares redeemed were not part of a publicly announced repurchase plan or program. These shares were owned and tendered by an employee to Nordstrom as payment for an option exercise.

(2) In May 1995, the Board of Directors authorized $1,100.0 of share repurchases, with no expiration date. In August 2004, the Board of Directors authorized $300.0 of share repurchases. This replaced the previous remaining share repurchase authority of $82.4. This authorization extends for three years to August 2007, although we expect the shares to be acquired through open market transactions during the next 12 months. The actual number and timing of share repurchases will be subject to market conditions and applicable SEC rules. Program to date, we have purchased 1,925,700 shares for $75.0 at an average price of $38.93 per share.


                                   19 of 21

Item 6.  Exhibits
-----------------

      3.2 Bylaws, as amended and restated on November 17, 2004.

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














































                                   20 of 21

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


Date:  December 3, 2004
       -----------------












































                                   21 of 21

NORDSTROM INC. AND SUBSIDIARIES

Exhibit Index

Exhibit                                    Method of Filing
-------                                    ----------------

 3.2  Bylaws, as amended and restated on   Filed herewith electronically
       November 17, 2004

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