Form 10-K/A
period 2004-01-31
NORDSTROM INC
filed 2005-04-08
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment #1)

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-15059

Nordstrom, Inc.

(Exact name of Registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-0515058 (IRS employer Identification No.)

1617 Sixth Avenue, Seattle, Washington (Address of principal executive offices)	98101 (Zip code)

Registrant’s telephone number, including area code: 206-628-2111

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, without par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act 12b-2). YES ☑ NO ☐

     As of August 2, 2003 the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $2.1 billion using the closing sales price on that day of $21.03.

     On February 28, 2004, 138,420,456 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Nordstrom, Inc. 2003 Amended Financial Report for fiscal year ended January 31, 2004 are incorporated into Parts I, II and IV

2. Portions of Proxy Statement for 2004 Annual Meeting of Shareholders scheduled to be held on May 25, 2004 are incorporated into Part III

Explanatory Note

This Amendment to the Annual Report on Form 10-K for Nordstrom, Inc. (the “Company”) for the fiscal year ended January 31, 2004, is being filed to correct two errors in our previously issued financial statements: the statements of cash flows presentation of property incentive cash inflows and the balance sheet classification of leased assets that were previously treated as sale-leaseback transactions. In addition, we have reclassified balances in our previously issued financial statements to conform to our current presentation. The principal reclassification items relate to the balance sheet and cash flow presentation of the following: our Auction Rate Securities, our presentation of outstanding checks drawn on our disbursement banks, and our third party credit card receivables. We also have a reclassification in our statements of earnings related to our loyalty program. See Note 25 in our Notes to Consolidated Financial Statements of our 2003 Amended Financial Statements, incorporated by reference herein from Exhibit 13.1 of this report, for a discussion of these corrections and reclassifications, and a reconciliation of amounts previously reported to those shown herein. We have also revised our discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and have updated our lease accounting policy disclosure in Note 1. Information not affected by the corrections and reclassifications as described in Note 25 remains unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 30, 2004. Our previously reported net earnings, earnings per share and shareholders’ equity are not impacted by these corrections and reclassifications.

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

Nordstrom, Inc. Investor Relations
P.O. Box 2737
Seattle, Washington, 98111
(206) 303-3200
invrelations@nordstrom.com

Certain other information required under Item 1 is contained within the following sections of our 2003 Amended Financial Report, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

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

Certain other information required under this item is included in the following sections of our 2003 Amended Financial Report, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

Note 11: Land, Buildings and Equipment in Notes to Consolidated Financial Statements
Note 13: Long-Term Debt in Notes to Consolidated Financial Statements
Note 14: Leases in Notes to Consolidated Financial Statements
Retail Store Facilities

Item 3. Legal Proceedings.

The information required under this item is included in the following section of our 2003 Amended Financial Report, which section is incorporated by reference herein from Exhibit 13.1 of this report:

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

Certain other information required under this item with respect to stock prices and dividends is included in the following sections of our 2003 Amended Financial Report, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

Consolidated Statements of Shareholders’ Equity
Note 15: Stock-based Compensation in Notes to Consolidated Financial Statement
Note 24: Selected Quarterly Data (unaudited) in Notes to Consolidated Financial Statements

Item 6. Selected Financial Data.

The information required under this item is included in the following sections of our 2003 Amended Financial Report, which sections are incorporated by reference herein from Exhibit 13.1 of this report. The items below have been amended to reflect the changes discussed in Note 25:

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information required under this item is included in the following section of our 2003 Amended Financial Report, which section is incorporated by reference herein from Exhibit 13.1 of this report:

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

During 2003, we have effectively converted our $250 million 5.63% fixed rate debt to a variable rate through the use of an interest rate swap. Under the agreement, we received a fixed rate of 5.63% and paid a variable rate based on LIBOR plus a margin of 2.3% set at six-month intervals (3.945% at January 31, 2004). The swap will expire in 2009.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

Certain other information required under this item is included in the following sections of our 2003 Amended Financial Report, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

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

Item 8. Financial Statements and Supplementary Data.

The information required under this item is included in the following sections of our 2003 Amended Financial Report, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

Consolidated Statements of Earnings
Consolidated Balance Sheets
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K/A, we performed an evaluation under the supervision and with the participation of management, including our President and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our President and our Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In coming to the conclusion that our internal control over financial reporting was effective as of January 31, 2004, our management considered, among other things, the control deficiencies related to the cash flow statement classification of property incentives and the balance sheet classification of leased assets that were previously treated as sale-leaseback transactions, which resulted in this restatement of our previously issued financial statements, as disclosed in Note 25 of our 2003 Amended Financial Statements. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality”, Accounting Principles Board Opinion No. 20, “Accounting

Changes”, and Public Company Accounting Oversight Board Auditing Standard No. 2 “An Audit of Internal Control over Financial Reporting Performed in Conjunction with an Audit of Financial Statements” and taking into consideration that the restatement adjustments did not impact our net sales, net earnings, diluted earnings per share, total cash flows or shareholders’ equity, our management concluded that the control deficiencies that resulted in this restatement of the previously issued financial statements was not a material weakness. Following our identification of these control deficiencies, we have corrected our process for preparing our statements of cash flows by performing a more thorough review of the classifications of our cash flows to comply with SFAS No. 95 “Statement of Cash Flows” and SFAS No. 102 “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale – An Amendment of FASB Statement No. 95.” We have also corrected our process for evaluating sale-leasebacks by incorporating a more thorough review of SFAS No. 98 “Accounting for Leases” and SFAS No. 66 “Accounting for Sales of Real Estate” to any potential sale-leasebacks. In addition, we will continue to monitor GAAP developments and changes in our business to reduce the risk of classification errors in our statements of cash flows and balance sheets.

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

Ratification of the Appointment of Independent Registered Public Accounting Firm

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)1. Financial Statements

The following consolidated financial information and statements and the Report of Independent Registered Public Accounting Firm are incorporated by reference herein from Exhibit 13.1 of this report:

Consolidated Statements of Earnings
Consolidated Balance Sheets
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

(a)2. Financial Statement Schedules

Page
Report of Independent Registered Public Accounting Firm	23
Consent of Independent Registered Public Accounting Firm	24
Schedule II - Valuation and Qualifying Accounts	25

Other schedules for which provision is made in Regulation S-X are not required, are inapplicable, or the information is included in our 2003 Amended Financial Report as incorporated by reference herein from Exhibit 13.1 of this report.

(a)3. Exhibits

(3.1)	Articles of Incorporation of the Registrant, as amended and restated on May 21, 2002 are hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2002, Exhibit 3.1.

(3.2)	Bylaws of the Registrant, as amended and restated on November 18, 2003, hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended November 1, 2003, Exhibit 3.2.

(4.1)	Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated March 11, 1998 is hereby incorporated by reference from Registration No. 333-47035, Exhibit 4.1.

(4.2)	Senior indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated January 13, 1999 is hereby incorporated by reference from Registration No. 333-69281, Exhibit 4.3.

(a)3. Exhibits (continued)

(4.3)	Form of Subordinated Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated January 13, 1999 is hereby incorporated by reference from Registration No. 333-69281, Exhibit 4.4.

(10.1)	Merchant Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1991, Exhibit 10.1.

(10.2)	Nordstrom Supplemental Executive Retirement Plan (2003 Restatement) is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended November 1, 2003, Exhibit 10.1.

(10.3)	The 1993 Non-Employee Director Stock Incentive Plan is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 1994, Exhibit 10.4.

(10.4)	Investment Agreement dated October 8, 1984 between the Registrant and Nordstrom Credit, Inc. is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10, Exhibit 10.1.

(10.5)	Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.1.

(10.6)	First Amendment to the Master Pooling and Servicing Agreement dated August 14, 1996, between Nordstrom fsb and Wells Fargo Bank West, N.A., as trustee, dated March 1, 2000 is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, Exhibit 10.4.

(10.7)	Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank, Nordstrom Credit, Inc. and Norwest Bank Colorado, N.A., as trustee, is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.2.

(10.8)	First amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996 between Nordstrom National Credit Bank, Nordstrom Credit, Inc. and Norwest Bank Colorado, N.A., as trustee, dated December 10, 1997 is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 1998, Exhibit 10.13.

(10.9)	Second Amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996, between Nordstrom Credit, Inc., Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, dated February 25, 1999, is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-Q for the quarter ended April 30, 1999, Exhibit 10.1.

(10.10)	Third Amendment to the Series 1996-A Supplement to Master Pooling and Servicing Agreement dated August 14, 1996, between Nordstrom Credit, Inc., Nordstrom National Credit Bank and Norwest Bank Colorado, N.A., as trustee, dated October 1, 2001 is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.11.

(a)3. Exhibits (continued)

(10.11)	Transfer and Administration Agreement dated August 14, 1996 between Nordstrom National Credit Bank, Enterprise Funding Corporation and Nationsbank, N.A. is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, Exhibit 10.3.

(10.12)	First Amendment to the Transfer and Administration Agreement dated August 14, 1996 between Enterprise Funding Corporation, Nordstrom National Credit Bank, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A., dated August 19, 1997 is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 1999, Exhibit 10.1.

(10.13)	Second Amendment to the Transfer and Administration Agreement dated August 14, 1996 between Enterprise Funding Corporation, Nordstrom National Credit Bank, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A., dated July 23, 1998 is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 1999, Exhibit 10.2.

(10.14)	Third Amendment to the Transfer and Administration Agreement dated August 14, 1996 between Enterprise Funding Corporation, Nordstrom National Credit Bank, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A., dated August 11, 1999 is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, Exhibit 10.1.

(10.15)	Fourth Amendment to the Transfer and Administration Agreement dated August 14, 1996 between Enterprise Funding Corporation, Nordstrom fsb, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A., dated March 1, 2000 is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, Exhibit 10.2.

(10.16)	Fifth Amendment to the Transfer and Administration Agreement dated August 14, 1996 between Enterprise Funding Corporation, Nordstrom fsb, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A., dated July 20, 2000 is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, Exhibit 10.3.

(10.17)	The Nordstrom, Inc. 1997 Stock Option Plan, amended and restated as of February 16, 2000 is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended August 2, 2003, Exhibit 10.1.

(10.18)	The Nordstrom, Inc. Profit Sharing and Employee Deferral Retirement Plan is hereby incorporated by reference from the Registrant’s Report on Form S-8, Registration No. 333-79791 filed on June 2, 1999.

(10.19)	Amended and Restated Revolving Credit Facility between Registrant and a group of commercial banks, dated October 15, 1999 is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended October 31, 1999, Exhibit 10.1.

(10.20)	Commercial Paper Dealer Agreement dated October 2, 1997 between Registrant and Bancamerica Securities, Inc. is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.1.

(a)3. Exhibits (continued)

(10.21)	Commercial Paper Agreement dated October 2, 1997 between Registrant and Credit Suisse First Boston Corporation is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.2.

(10.22)	Issuing and Paying Agency Agreement dated October 2, 1997 between Registrant and First Trust of New York, N.A. is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.3.

(10.23)	Joint Venture Agreement between Nordstrom, Inc. and Nordstrom.com, Inc. dated as of August 24, 1999 is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2000, Exhibit 10.21.

(10.24)	Credit Agreement dated as of February 29, 2000, between 1700 Seventh L.P., several lenders from time to time party thereto, with Bank of America, N.A. as Administrative Agent and as Project Administrative Agent, is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2000, Exhibit 10.22.

(10.25)	Guaranty Agreement dated as of February 29, 2000, between Registrant, Bank of America, N.A., and the Lenders party to the Credit Agreement (described in 10.24 above), is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2000, Exhibit 10.23.

(10.26)	Share Purchase and Contribution Agreement dated as of September 27, 2000 by and among Nordstrom, Inc., Nordstrom European Capital Group, and the Selling Shareholders of Façonnable, S.A.S., is hereby incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-50028 filed on November 15, 2000.

(10.27)	Amendment to the Share Purchase and Contribution Agreement dated as of September 27, 2000 by and among Nordstrom, Inc., Nordstrom European Capital Group, and the Selling Shareholders of Façonnable, S.A.S., dated October 20, 2000 is hereby incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-50028 filed on November 15, 2000.

(10.28)	The Put Agreement dated November 1, 1999 between Nordstrom, Inc. and the holders of the Series C Preferred Stock of Nordstrom.com, Inc. is hereby incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, Exhibit 10.3.

(10.29)	Amended and Restated Revolving Credit Facility between Registrant and a group of commercial banks, dated November 20, 2001 is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.30.

(10.30)	Receivables Purchase Agreement dated October 1, 2001 between Nordstrom Credit, Inc. and Nordstrom Private Label Receivables, LLC is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.21.

(a)3. Exhibits (continued)

(10.31)	Transfer and Servicing Agreement dated October 1, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Wells Fargo Bank Minnesota, N.A., and Nordstrom Private Label Credit Card Master Note Trust is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.22.

(10.32)	Master Indenture dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee, is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.23.

(10.33)	Series 2001-1 Indenture Supplement dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee, is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.24.

(10.34)	Series 2001-2 Indenture Supplement dated December 4, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee, is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.25.

(10.35)	Amended and Restated Trust Agreement dated October 1, 2001 between Nordstrom Private Label Receivables, LLC, and Wilmington Trust Company, as trustee, is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.26.

(10.36)	Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2003, Exhibit 10.25.

(10.37)	First Amendment to the Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated December 2, 2002 is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2003, Exhibit 10.26.

(10.38)	Second Amendment to the Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated December 2, 2003 is hereby incorporated by reference from the Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2004, Exhibit 10.25.

(10.39)	Receivables Purchase Agreement dated April 1, 2002 between Nordstrom fsb and Nordstrom Credit Card Receivables LLC is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.39.

(10.40)	Administration Agreement dated April 1, 2002 between Nordstrom Credit Card Master Note Trust and Nordstrom fsb is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.40.

(a)3. Exhibits (continued)

(10.41)	Amended and Restated Trust Agreement dated April 1, 2002 between Nordstrom Credit Card Receivables LLC and Wilmington Trust Company is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.41.

(10.42)	Master Indenture dated April 1, 2002 between Nordstrom Credit Card Master Note Trust and Wells Fargo Bank Minnesota, National Association is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.42.

(10.43)	Series 2002-1 Indenture Supplement dated April 1, 2002 between Nordstrom Credit Card Master Note Trust and Wells Fargo Bank Minnesota, National Association is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.43.

(10.44)	Transfer and Servicing Agreement dated April 1, 2002 between Nordstrom Credit Card Receivables, LLC, Nordstrom fsb, Wells Fargo Bank Minnesota, National Association and Nordstrom Credit Card Master Note Trust is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.44.

(10.45)	Performance Undertaking dated September 28, 2001 between Registrant and Bank One, N.A., is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.37.

(10.46)	Performance Undertaking dated December 4, 2001 between Registrant and Bank One, N.A., is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.38.

(10.47)	Stock Purchase Agreement dated May 13, 2002 between the Registrant and the investors listed on Schedule A thereto, is hereby incorporated by reference from the Registrant’s Form 8-K filed on May 17, 2002, Exhibit 10.1.

(10.48)	Promissory Note dated April 18, 2002 between 1700 Seventh, L.P. and New York Life Insurance Company, is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.2.

(10.49)	Promissory Note dated April 18, 2002 between 1700 Seventh, L.P. and Life Investors Insurance Company of America, is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.3.

(10.50)	Guaranty Agreement dated April 18, 2002 between Registrant, New York Life Insurance Company and Life Investors Insurance Company of America, is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.4.

(10.51)	The 2002 Nonemployee Director Stock Incentive Plan, is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2002, Exhibit 10.1.

(10.52)	Purchase and Sale Agreement dated December 16, 2002 between Nordstrom Credit, Inc. and Nudo-Weiner Associates, LLC is hereby incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2003, Exhibit 10.30.

(a)3.	Exhibits (continued)

(10.53)	First Amendment to the Purchase and Sale Agreement dated December 16, 2002 between Nordstrom Credit, Inc. and Nudo-Weiner Associates, LLC, dated December 19, 2002 is hereby incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2003, Exhibit 10.31.

(10.54)	Nordstrom Executive Deferred Compensation Plan (2003 Restatement) is hereby incorporated by reference from the Registrant’s Form 10-Q for the quarter ended August 2, 2003, Exhibit 10.2.

(10.55)	Nordstrom Directors Deferred Compensation Plan (2002 Restatement) is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2004, Exhibit 10.55.

(10.56)	Nordstrom, Inc. Separation Program for Key Management Employees, restated effective June 1, 2001 is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2004, Exhibit 10.56.

(13.1)	The Company’s 2003 Amended Financial Report is filed herein as an Exhibit.

(21.1)	List of the Registrant’s Subsidiaries is hereby incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2004, Exhibit 21.1.

(23.1)	Report of Independent Registered Public Accounting Firm is on page 23 of this report.

(23.2)	Consent of Independent Registered Public Accounting Firm is on page 24 of this report.

(31.1)	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002 is filed herein as an Exhibit.

(31.2)	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002 is filed herein as an Exhibit.

(32.1)	Certification of President regarding annual report containing financial statements as required by Section 906 of the Sarbanes-Oxley Act of 2002, is furnished herein as an Exhibit.

(32.2)	Certification of Chief Financial Officer regarding annual report containing financial statements as required by Section 906 of the Sarbanes-Oxley Act of 2002, is furnished herein as an Exhibit.

All other exhibits are omitted because they are not applicable, not required, or because the required information is included in our 2003 Amended Financial Report to Shareholders.

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

Date: April 8, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Principal Financial Officer:	Principal Executive Officer:

/s/ Michael G. Koppel	/s/ Blake W. Nordstrom

Michael G. Koppel	Blake W. Nordstrom
Executive Vice President	President
and Chief Financial Officer

Principal Accounting Officer:

/s/ Peter F. Collins

Peter F. Collins
Divisional Vice President
Corporate Controller

Directors:

/s/ Phyllis J. Campbell	/s/ D. Wayne Gittinger

Phyllis J. Campbell	D. Wayne Gittinger
Director	Director

/s/ Enrique Hernandez, Jr.	/s/ Jeanne P. Jackson

Enrique Hernandez, Jr.	Jeanne P. Jackson
Director	Director

/s/ Bruce A. Nordstrom	/s/ John N. Nordstrom

Bruce A. Nordstrom	John N. Nordstrom
Chairman of the Board of Directors	Director
and Director

/s/ Alfred E. Osborne, Jr.	/s/ William D. Ruckelshaus

Alfred E. Osborne, Jr.	William D. Ruckelshaus
Director	Director

/s/ Alison A. Winter

Alison A. Winter
Director

Date: April 8, 2005

Exhibit 23.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nordstrom, Inc.

We have audited the consolidated financial statements of Nordstrom, Inc. and subsidiaries (the “Company”) as of January 31, 2004 and 2003 and for each of the three years in the period ended January 31, 2004, and have issued our report thereon dated March 26, 2004 (April 7, 2005, as to the effects of the restatement discussed in Note 25), relating to the consolidated financial statements of Nordstrom, Inc. and subsidiaries (the Company), (which report expresses an unqualified opinion and includes explanatory paragraphs regarding (i) the change in accounting for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, for the year ended January 31, 2003, as discussed in Note 2 to the consolidated financial statements and (ii) the effects of the restatement and reclassifications described in Note 25), appearing in and incorporated by reference in this Annual Report on Form 10-K of Nordstrom, Inc. and subsidiaries for the year ended January 31, 2004.

Our audits also included the consolidated financial statement schedule listed in Item 15(a)2. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Seattle, Washington
March 26, 2004 (April 7, 2005, as to the effects of the restatement and reclassifications discussed in Note 25)

Exhibit 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nordstrom, Inc.

We consent to the incorporation by reference in Registration Statement Nos. 033-18321, 333-63403, 333-40064, 333-40066, 333-79791, 333-101110, and 333-118756 on Form S-8 and in Registration Statement Nos. 333-59840 and 333-69281 on Form S-3 of our reports dated March 26, 2004 (April 7, 2005, as to the effects of the restatement described in Note 25), relating to the consolidated financial statements of Nordstrom, Inc. and subsidiaries (the “Company”), (which report expresses an unqualified opinion and includes explanatory paragraphs regarding (i) the change in accounting for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, for the year ended January 31, 2003, as discussed in Note 2 to the consolidated financial statements and (ii) the effects of restatement and reclassifications described in Note 25 to the consolidated financial statements) and the consolidated financial statement schedule, appearing in and incorporated by reference in this Annual Report on Form 10-K/A of Nordstrom, Inc. and subsidiaries for the year ended January 31, 2004.

/s/ Deloitte & Touche LLP
Seattle, Washington
April 7, 2005

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

10.15
Fourth Amendment to the Transfer and Administration Agreement dated August 14, 1996 between Enterprise Funding Corporation, Nordstrom fsb, The Financial Institutions From Time to Time Parties Thereto, and Nationsbank, N.A., dated March 1, 2000
Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2000, Exhibits 10.2

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
Incorporated by reference from Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.44

10.45	Performance Undertaking dated September 28, 2001 between Registrant and Bank One, N.A.	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.37

10.46	Performance Undertaking dated December 4, 2001 between Registrant and Bank One, N.A.	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.38

10.47	Stock Purchase Agreement dated May 13, 2002 between the Registrant and the investors listed on Schedule A thereto	Incorporated by reference from the Registrant’s Form 8-K filed on May 17, 2002, Exhibit 10.1

10.48	Promissory Note dated April 18, 2002 between 1700 Seventh, L.P. and New York Life Insurance Company	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.2

10.49	Promissory Note dated April 18, 2002 between 1700 Seventh, L.P. and Life Investors Insurance Company of America	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.3

10.50	Guaranty Agreement dated April 18, 2002 between Registrant, New York Life Insurance Company and Life Investors Insurance Company of America	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.4

10.51	The 2002 Nonemployee Director Stock Incentive Plan	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2002, Exhibit 10.1

10.52	Purchase and Sale Agreement dated December 16, 2002 between Nordstrom Credit, Inc. and Nudo- Weiner Associates, LLC	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2003, Exhibit 10.30

10.53	First Amendment to the Purchase and Sale Agreement dated December 16, 2002 between Nordstrom Credit, Inc. and Nudo-Weiner Associates, LLC, dated December 19, 2002	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2003, Exhibit 10.31

10.54	Nordstrom Executive Deferred Compensation Plan (2003 Restatement)	Incorporated by reference from the Registrant’s Form 10-Q for the quarter August 2, 2003, Exhibit 10.2

Exhibit		Method of Filing
10.55	Nordstrom Directors Deferred Compensation Plan (2002 Restatement)	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2004, Exhibit 10.55

10.56	Nordstrom, Inc. Separation Program for Key Management Employees, restated effective June 1, 2001	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2004, Exhibit 10.56

13.1	2003 Amended Financial Report	Filed herewith electronically

21.1	Subsidiaries of the Registrant	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2004, Exhibit 21.1

23.1	Report of Independent Registered Public Accounting Firm	Filed as page 23 of this report

23.2	Consent of Independent Registered Public Accounting Firm	Filed as page 24 of this report

31.1	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of President regarding annual report containing financial statements as required by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

32.2	Certification of Chief Financial Officer regarding annual report containing financial statements as required by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically