Form 10-K
period 2005-01-29
NORDSTROM INC
filed 2005-04-08
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2005

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act 12b-2). YES ☑ NO ☐

     As of July 30, 2004 the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $4.8 billion using the closing sales price on that day of $43.90.

     On March 4, 2005, 136,787,020 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Nordstrom, Inc. Annual Report to Shareholders for fiscal year ended January 29, 2005 are incorporated into Parts I, II and IV

2. Portions of Proxy Statement for 2005 Annual Meeting of Shareholders scheduled to be held on May 24, 2005 are incorporated into Part III

PART I

Item 1. Business.

Nordstrom incorporated in the State of Washington in 1946 as the successor to a retail shoe business that started in 1901. As of January 29, 2005, we operated 94 Full-Line Nordstrom stores, selling a wide selection of apparel, shoes and accessories for women, men and children.

We also operated 49 stores under the name “Nordstrom Rack” and one clearance store under the name “Last Chance.” The Nordstrom Rack stores purchase merchandise directly from manufacturers, as well as serving, in part, as outlets for clearance merchandise from our large specialty stores.

In addition, we also operated one free-standing shoe store under the name “Nordstrom” and five U.S. specialty boutiques under the name “Façonnable”. Since our acquisition of Façonnable, S.A.S. of Nice, France in October 2000, we also operated 31 Façonnable boutiques located in Europe. Façonnable is a wholesaler and retailer of high quality men’s and women’s apparel and accessories.

Our products are also offered through our catalogs and on the Internet at www.nordstrom.com and our Credit Operations offer a Nordstrom private label card and a co-branded Nordstrom VISA credit card, which generate income through finance charges and securitization-related gains.

In 2004, we opened two Full-Line stores (Charlotte, NC and Miami, FL). In March 2005, we opened one Full-Line store in Atlanta, GA. We are scheduled to open three additional Full-Line stores in 2005, located in Dallas, TX; San Antonio, TX; and Irvine, CA. We relocated one Rack store, in Portland, OR, in February 2005. In 2006, we are scheduled to open one Full-Line store, located in Palm Beach Gardens, FL, and relocate one Full-Line store, in Canoga Park, CA.

The west coast and the east coast of the United States are the markets in which we have the largest presence. An economic downturn or other significant event within one of these markets may have a material effect on our operating results.

We purchase merchandise from many suppliers, no one of which accounted for more than 2% of 2004 net purchases. We believe that we are not dependent on any one supplier, and consider our relations with our suppliers to be satisfactory.

We have approximately 131 registered trademarks and trademark applications. The loss or abandonment of the Federally registered names “Nordstrom” or “Façonnable” would materially impact our business. The loss or abandonment of the names “Brass Plum”, “Baby N”, “Caslon”, “Classiques Entier”, “Frenchi”, “Halogen”, “John W. Nordstrom”, and “Preview International” may impact our business, but not in a material manner. With the exception of the above-mentioned names, the loss or abandonment of any particular trademark or trademark application would have little, if any, impact on our business.

Due to our anniversary sale in July and the holidays in December, sales are higher in the second and fourth quarters of the fiscal year than in the first and third quarters. During the fiscal year ended January 29, 2005, we regularly employed on a full or part-time basis an average of 49,700 employees. Due to the seasonal nature of our business, employment increased to approximately 53,500 employees in July 2004 and 54,500 in December 2004.

We offer our customers a liberal return policy at our Full-Line stores. Nordstrom Rack stores accept returns up to 30 days from the date of purchase. In general, our return policy is somewhat more generous than industry standards. We accrue for estimated sales returns based on our historical knowledge of return trends. We strive to maintain our inventory at optimum levels that enable us to maximize sales while minimizing markdowns.

Item 1. Business (continued).

Our business is highly competitive. In each of our operating areas, our stores compete with other national, regional and local retail establishments that carry similar lines of merchandise, including department stores, specialty stores, boutiques, and mail order and Internet businesses. Our specific competitors vary from market to market. We believe the principal methods of competing in our industry include customer service, value, quality of product, fashion, advertising, store location and depth of selection.

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

Our Internet website is http://www.nordstrom.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of changes in beneficial ownership of securities on Form 4 and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) and Corporate Governance Guidelines, as required by the listing standards of the New York Stock Exchange and the rules of the SEC. We have posted on our website our Code of Ethics, our Corporate Governance Guidelines, and our Committee Charters for the Audit, Compensation, Corporate Governance and Nominating, Executive, and Finance committees. These items are also available in print to any shareholder upon request to:

Nordstrom, Inc. Investor Relations
P.O. Box 2737
Seattle, Washington, 98111
(206) 303-3200
invrelations@nordstrom.com

Certain other information required under Item 1 is contained within the following sections of our 2004 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

Management’s Discussion and Analysis
Note 1: Nature of Operations and Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements
Note 16: Segment Reporting in Notes to Consolidated Financial Statements
Note 18: Nordstrom.com in Notes to Consolidated Financial Statements
Retail Store Facilities open at January 29, 2005

Executive Officers of the Registrant (as of March 4, 2005)

			Officer	Family
Name	Age	Title	Since	Relationship
Laurie M. Black	46	Executive Vice President	1997	None

Mark S. Brashear	43	Executive Vice President	2001	None

Peter F. Collins	40	Divisional Vice President; Corporate Controller and Principal Accounting Officer	2005	None

Paul F. Favaro	47	Executive Vice President	2005	None

Linda Toschi Finn	57	Executive Vice President	1998	None

Kevin T. Knight	49	Executive Vice President; Chairman and Chief Executive Officer of Nordstrom fsb; and President of Nordstrom Credit, Inc.	1998	None

Michael G. Koppel	48	Executive Vice President and Chief Financial Officer	1999	None

Daniel F. Little	43	Executive Vice President and Chief Administrative Officer	2003	None

David L. Mackie	56	Vice President and Corporate Secretary	1989	None

Blake W. Nordstrom	44	President	1991	Brother of Erik B. and Peter E. Nordstrom; son of Bruce A. Nordstrom, a Director and Officer of the Company; and nephew of D. Wayne Gittinger, a Director of the Company.

Bruce A. Nordstrom	71	Chairman of the Board of Directors	1966	Father of Blake W., Erik B. and Peter E. Nordstrom; cousin of John N. Nordstrom, a Director of the Company and brother-in - law of D. Wayne Gittinger, a Director of the Company.

Erik B. Nordstrom	41	Executive Vice President	1995	Brother of Blake W. and Peter E. Nordstrom; son of Bruce A. Nordstrom, a Director and Officer of the Company; and nephew of D. Wayne Gittinger, a Director of the Company.

Executive Officers of the Registrant (as of March 4, 2005) (continued)

			Officer	Family
Name	Age	Title	Since	Relationship
James F. Nordstrom, Jr.	32	Executive Vice President	2005	Cousin of Blake W., Peter E. and Erik B. Nordstrom; nephew of John N. Nordstrom, a Director of the Company; and first cousin once removed of Bruce A. Nordstrom, a Director and Chairman of the Company.

Peter E. Nordstrom	43	Executive Vice President	1995	Brother of Blake W. and Erik B. Nordstrom; son of Bruce
				A. Nordstrom, a Director and Officer of the Company; and nephew of D. Wayne Gittinger, a Director of the Company.

James R. O’Neal	46	Executive Vice President	1997	None

Delena M. Sunday	44	Executive Vice President	1998	None

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

Peter F. Collins was appointed as the Company’s Principal Accounting Officer on February 23, 2005. He also serves as the Company’s Divisional Vice President/Corporate Controller since April 2004. From July 2002 to March 2004, Mr. Collins was employed at Albertson’s, Inc. first as Group Vice President – Corporate Accounting and Reporting, and from January 2003 as Group Vice President and Controller. Mr. Collins has also served in various positions within Arthur Andersen LLP from 1986 through 2002, including partner from 1998 through 2002.

Paul F. Favaro joined the Company and was named Executive Vice President, Strategy and Development, in February 2005. In March 2003, Mr. Favaro founded Agilis, Inc., a consulting firm in Chicago, Illinois that provides advice on strategy and organization issues to the top management of large companies. Mr. Favaro ceased providing consulting services to Agilis when he joined the Company. In September 2003, Mr. Favaro became an adjunct professor of strategy and management at Northwestern University’s Kellogg School of Management. From August 1987 through December 2003, Mr. Favaro was an associate partner with Marakon Associates, an international strategy consulting firm.

Executive Officers of the Registrant (as of March 4, 2005) (continued)

Linda Toschi Finn was named Executive Vice President Marketing in September 2000. Prior thereto she served as Vice President and Marketing Director for the Full-Line Store Group from October 1999 to September 2000 and as Vice President of Sales and Promotion from February 1998 to October 1999. Ms Finn has been employed by the Company since May 1975.

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

Michael G. Koppel was named Executive Vice President and Chief Financial Officer in May 2001. From August 1999 to May 2001, he served as Vice President, Corporate Controller and Principal Accounting Officer. Prior thereto Mr. Koppel served as Chief Operating Officer of CML Group, a specialty retail holding company, and as Chief Financial Officer of Lids Corporation, a mall based specialty retailer from 1997 through 1998, and from 1984 through 1997 he held a number of financial positions with the May Department Stores.

Daniel F. Little was named Executive Vice President and Chief Administrative Officer in March 2003. From July 2002 until March 2003, he served as Vice President of Supply Chain Strategy. Prior thereto, Mr. Little spent nine years working in various assignments with Colgate-Palmolive, most recently as Manufacturing General Manager for Personal Care Products in Europe.

David L. Mackie was named Vice President Real Estate and Corporate Secretary in December 2002. Prior thereto, he served as Vice President Real Estate and Director of Legal Affairs from June 2001 to December 2002 and as Vice President Real Estate from April 1989 to May 2001. Mr. Mackie has been employed by the Company since September 1983.

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

James (Jamie) F. Nordstrom, Jr. was named Executive Vice President of the Company and President of the Nordstrom Direct division in February 2005. Prior thereto he served as Corporate Merchandise Manager, Children’s Shoes, from May 2000 to February 2005, as a project manager for the design and implementation of the Company’s inventory management system from August 1999 to May 2000, and as a Store Manager in Los Angeles, California, from December 1997 to August 1999. Mr. Nordstrom has been employed by the Company since 1986.

Executive Officers of the Registrant (as of March 4, 2005) (continued)

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

Item 2. Properties.

The following table summarizes the number of retail stores owned or operated by us, and the percentage of total store area represented by each listed category at January 29, 2005:

	Number of	% of total store
	stores	square footage
Owned stores	32	26.3%
Leased stores	106	30.9%
Owned on leased land	41	41.2%
Partly owned & partly leased	2	1.6%

	181	100.0%

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

Certain other information required under this item is included in the following sections of our 2004 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

Note 10: Land, Buildings and Equipment in Notes to Consolidated Financial Statements
Note 11: Long-Term Debt in Notes to Consolidated Financial Statements
Note 12: Leases in Notes to Consolidated Financial Statements
Retail Store Facilities open at January 29, 2005

Item 3. Legal Proceedings.

Cosmetics

We were originally named as a defendant along with other department store and specialty retailers in nine separate but virtually identical class action lawsuits filed in various Superior Courts of the State of California in May, June and July 1998 that were consolidated in Marin County Superior Court. In May 2000, plaintiffs filed an amended complaint naming a number of manufacturers of cosmetics and fragrances and two other retailers as additional defendants. Plaintiffs’ amended complaint alleges that the retail price of the “prestige” or “Department Store” cosmetics sold in department and specialty stores was collusively controlled by the retailer and manufacturer defendants in violation of the Cartwright Act and the California Unfair Competition Act.

Plaintiffs seek treble damages and restitution in an unspecified amount, attorneys’ fees and prejudgment interest, on behalf of a class of all California residents who purchased cosmetics and fragrances for personal use from any of the defendants during the four years prior to the filing of the amended complaint. Defendants, including us, have answered the amended complaint denying the allegations. The defendants have produced documents and responded to plaintiffs’ other discovery requests, including providing witnesses for depositions.

Item 3. Legal Proceedings (continued)

We entered into a settlement agreement with the plaintiffs and the other defendants on July 13, 2003. In furtherance of the settlement agreement, the case was refiled in the United States District Court for the Northern District of California on behalf of a class of all persons who currently reside in the United States and who purchased “Department Store” cosmetics from the defendants during the period May 29, 1994 through July 16, 2003. The Court gave preliminary approval to the settlement and a summary notice of class certification and the terms of the settlement were disseminated to class members. On March 8, 2005 the Court orally approved the settlement, which will result in the plaintiffs’ claims and the claims of all class members being dismissed, with prejudice, in their entirety once the Court has entered the approval order and if no appeals are filed from that order. In connection with the settlement agreement, the defendants will provide class members with certain free products and pay the plaintiffs’ attorneys’ fees, awarded by the Court of $24 million. Our share of the cost of the settlement will not have a material adverse effect on our financial condition, results of operations or cash flows.

Other

We are involved in various routine legal proceedings incidental to the ordinary course of business. In management’s opinion, the outcome of pending legal proceedings, separately and in the aggregate, will not have a material adverse effect on our business or consolidated financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

     None

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Our Common Stock, without par value, is traded on the New York Stock Exchange under the symbol “JWN.” The approximate number of holders of Common Stock as of March 4, 2005 was 96,800 based upon the number of registered and beneficial shareholders, as well as the number of employee stockholders in the Nordstrom 401(k) Plan and Profit Sharing.

Issuer Purchases of Equity Securities

(dollars in millions except per share amounts)

	Total		Total Number	Maximum Number (or
	Number of	Average	of Shares (or Units)	Approximate Dollar Value)
	Shares	Price Paid	Purchased as Part of	of Shares (or Units) that
	(or Units)	Per Share	Publicly Announced	May Yet Be Purchased Under
Period	Purchased	(or Units)	Plans or Programs	the Plans or Programs (1)
Nov. 2004 (10/31/04 to 11/27/04)	851,400	$45.20	851,400	$187

Dec. 2004 (11/28/04 to 1/1/05)	4,130,585	$45.16	4,130,585	$0

Jan. 2004 (1/2/05 to 1/29/05)	—	—	—	$0

Total	4,981,985	$45.17	4,981,985	$0

(1) In August 2004, the Board of Directors authorized $300.0 of share repurchases. We have purchased 6,907,685 shares in the open market for the entire authorized amount of $300.0 at an average price of $43.43 per share.

In February 2005, the Board of Directors authorized $500.0 million of additional share repurchases. The actual number and timing of share repurchases will be subject to market conditions and applicable SEC rules.

Certain other information required under this item with respect to stock prices and dividends is included in the following sections of our 2004 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

Consolidated Statements of Shareholders’ Equity
Note 13: Stock-Based Compensation in Notes to Consolidated Financial Statements
Note 21: Selected Quarterly Data (unaudited) in Notes to Consolidated Financial Statements

Item 6. Selected Financial Data.

The information required under this item is included in the following sections of our 2004 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

Management’s Discussion and Analysis
Note 2: Cumulative Effect of Accounting Change in Notes to Consolidated Financial Statements
Note 17: Impairment in Notes to Consolidated Financial Statements
Note 18: Nordstrom.com in Notes to Consolidated Financial Statements
Eleven-Year Statistical Summary

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information required under this item is included in the following section of our 2004 Annual Report to Shareholders, which section is incorporated by reference herein from Exhibit 13.1 of this report:

Management’s Discussion and Analysis
Note 1: Nature of Operations and Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements
Note 9: Investment in Asset Backed Securities – Co-branded Nordstrom VISA Credit Card Receivables in Notes to Consolidated Financial Statements

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

The table below presents information about our financial instruments that are sensitive to changes in interest rates, which consist of debt obligations and interest rate swaps for the year ended January 29, 2005. For debt obligations, the table presents principal amounts, at book value, by maturity date, and related weighted average interest rates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are the predetermined dollar principal on which the exchanged interest payments are based.

								Fair value
							Total at	of liabilities
Dollars in							January 29,	January 29,
thousands	2005	2006	2007	2008	2009	Thereafter	2005	2005
Long-term debt
Fixed	$101,097	$304,492	$4,638	$254,778	$5,031	$367,892	$1,037,928	$1,105,000
Avg. int. rate	6.8%	4.9%	9.6%	5.7%	8.7%	7.1%	6.1%

Interest rate swap
Fixed to variable	—	—	—	—	$250,000	—	$250,000	$(7,821)
Avg. pay rate	—	—	—	—	5.20%	—	5.20%
Avg. receive rate	—	—	—	—	5.63%	—	5.63%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

Foreign Currency Exchange Risk

The majority of our revenue, expense and capital expenditures are transacted in U.S. dollars. However, we periodically enter into foreign currency purchase orders for apparel and shoes denominated in Euros. We use forward contracts to hedge against fluctuations in foreign currency prices. The fair value of our outstanding forward contracts at January 29, 2005 was not material. The use of derivatives is limited to only those financial instruments that have been authorized by our Chief Financial Officer and Treasurer.

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

Certain other information required under this item is included in the following sections of our 2004 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

Note 1: Nature of Operations and Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements
Note 11: Long-Term Debt in Notes to Consolidated Financial Statements
Note 12: Leases in Notes to Consolidated Financial Statements

Item 8. Financial Statements and Supplementary Data.

The information required under this item is included in the following sections of our 2004 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

Consolidated Statements of Earnings
Consolidated Balance Sheets
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Management Responsibility for Financial Information
Management’s Report on Internal Control Over Financial Reporting
Auditors’ Report on Internal Control Over Financial Reporting
Auditors’ Report on Consolidated Financial Statements

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

In coming to the conclusion that our internal control over financial reporting was effective as of January 29, 2005, our management considered, among other things, the control deficiencies related to the cash flow statement classification of property incentives and the balance sheet classification of leased assets that were previously treated as sale-leaseback transactions, which resulted in a restatement of our previously issued financial statements, as disclosed in Note 25 of our 10-K/A for the year ended January 31, 2004. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality”, Accounting Principles Board Opinion No. 20, “Accounting Changes”, and Public Company Accounting Oversight Board Auditing Standard No. 2 “An Audit of Internal Control over Financial Reporting Performed in Conjunction with an Audit of Financial Statements” and taking into consideration that the restatement adjustments did not impact our net sales, net earnings, diluted earnings per share, total cash flows or shareholders’ equity for any prior period, our management concluded that the control deficiencies that resulted in the restatement of the prior period financial statements was not a material weakness. Following our identification of these control deficiencies, we have corrected our process for preparing our statements of cash flows by performing a more thorough review of the classifications of our cash flows to comply with SFAS No. 95 “Statement of Cash Flows” and SFAS No. 102 “Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale – An Amendment of FASB Statement No. 95.” We have also corrected our process for evaluating sale-leasebacks by incorporating a more thorough review of SFAS No. 98 “Accounting for Leases” and SFAS No. 66 “Accounting for Sales of Real Estate” to any potential sale-leasebacks. In addition, we will continue to monitor GAAP developments and changes in our business to reduce the risk of classification errors in our statements of cash flows and balance sheets.

The information required under this item is included in the following sections of our 2004 Annual Report to Shareholders, which sections are incorporated by reference herein from Exhibit 13.1 of this report:

Management Responsibility for Financial Information
Management’s Report on Internal Control Over Financial Reporting
Auditors’ Report on Internal Control Over Financial Reporting
Auditors’ Report on Consolidated Financial Statements

Item 9B. Other Information

     None

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required under this item with respect to our Directors and compliance with Section 16(a) of the Exchange Act is included in the following sections of our Proxy Statement for our 2005 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

Board Committees
Web-site Access to Corporate Governance Documents
Election of Directors
Section 16(a) Beneficial Ownership Reporting Compliance

The information required under this item with respect to our Executive Officers is incorporated by reference from Part I, Item 1 of this report under “Executive Officers of the Registrant.”

Item 11. Executive Compensation.

The information required under this item is included in the following sections of our Proxy Statement for our 2005 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

Compensation of Executive Officers in the Year Ended January 29, 2005
Compensation Committee Report on the Fiscal Year Ended January 29, 2005
Stock Price Performance
Compensation of Directors

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is included in the following section of our Proxy Statement for our 2005 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

Security Ownership of Certain Beneficial Owners and Management
Equity Compensation Plans

Item 13. Certain Relationships and Related Transactions.

The information required under this item is included in the following sections of our Proxy Statement for our 2005 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

Election of Directors
Certain Relationships and Related Transactions

Item 14. Principal Accountant Fees and Services.

The information required under this item is included in the following section of our Proxy Statement for our 2005 Annual Meeting of Shareholders, which section is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

Ratification of the Appointment of Independent Registered Public Accounting Firm

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)1. Financial Statements

The following consolidated financial information and statements and the Independent Auditors’ Report are incorporated by reference herein from Exhibit 13.1 of this report:

Consolidated Statements of Earnings
Consolidated Balance Sheets
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Management Responsibility for Financial Information
Management’s Report on Internal Control Over Financial Reporting
Auditors’ Report on Internal Control Over Financial Reporting
Auditors’ Report on Consolidated Financial Statements

(a)2. Financial Statement Schedules

Page
Consent Of Independent Registered Public Accounting Firm And Report On Schedule	18
Schedule II - Valuation and Qualifying Accounts	19

Other schedules for which provision is made in Regulation S-X are not required, are inapplicable, or the information is included in our 2004 Annual Report to Shareholders as incorporated by reference herein from Exhibit 13.1 of this report.

(a)3. Exhibits

Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 20 though 26 hereof. All other exhibits are omitted because they are not applicable, not required, or because the required information is included in our 2004 Annual Report to Shareholders.

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

Peter F. Collins
Divisional Vice President
Corporate Controller
Directors:

/s/	Phyllis J. Campbell	/s/	D. Wayne Gittinger

	Phyllis J. Campbell Director		D. Wayne Gittinger Director

/s/	Enrique Hernandez, Jr.	/s/	Jeanne P. Jackson

	Enrique Hernandez, Jr.		Jeanne P. Jackson
	Director		Director

/s/	Bruce A. Nordstrom	/s/	John N. Nordstrom

	Bruce A. Nordstrom		John N. Nordstrom
	Chairman of the Board of Directors		Director
and Director

/s/	Alfred E. Osborne, Jr.	/s/	William D. Ruckelshaus

	Alfred E. Osborne, Jr.		William D. Ruckelshaus
	Director		Director

/s/	Alison A. Winter

Alison A. Winter
Director

Date: April 8, 2005

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND REPORT ON SCHEDULE

To the Board of Directors and Shareholders of Nordstrom, Inc.

We consent to the incorporation by reference in Registration Statement Nos. 033-18321, 333-63403, 333-40064, 333-40066, 333-79791, 333-101110, and 333-118756 on Form S-8 and in Registration Statement Nos. 333-59840 and 333-69281 on Form S-3 of our reports dated April 7, 2005, relating to the consolidated financial statements of Nordstrom, Inc. and subsidiaries (the Company), (which report expresses an unqualified opinion and includes an explanatory paragraph regarding the change in accounting for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, for the year ended January 31, 2003, as discussed in Note 2 to the consolidated financial statements), the financial statement schedule, and management’s report on the effectiveness of internal control over financial reporting, appearing in and incorporated by reference in this Annual Report on Form 10-K of Nordstrom, Inc. and subsidiaries for the year ended January 29, 2005.

Our audits of the financial statements referred to in our aforementioned report also included the financial statement schedule of Nordstrom, Inc., listed in Item 15(a)2. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Seattle, Washington
April 7, 2005

NORDSTROM, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Column A	Column B	Column C	Column D		Column E
		Additions
	Balance at	Charged to			Balance
	beginning	costs and			at end of
Description	of period	expenses	Deductions		period
Deducted from related balance sheet account

Allowance for doubtful accounts:
Year ended:
January 29, 2005	$20,320	$24,639	$25,894	(A)	$19,065
January 31, 2004	$22,385	$27,975	$30,040	(A)	$20,320
January 31, 2003	$23,022	$29,080	$29,717	(A)	$22,385

Reserves

Allowance for sales return, net:
Year ended:
January 29, 2005	$39,841	$725,982	$716,078	(B)	$49,745
January 31, 2004	$33,284	$620,124	$613,567	(B)	$39,841
January 31, 2003	$31,721	$520,831	$519,268	(B)	$33,284

(A)	Deductions consist of write-offs of uncollectible accounts, net of recoveries

(B)	Deductions consist of actual returns net of related costs and commissions

NORDSTROM, INC. AND SUBSIDIARIES

Exhibit Index

	Exhibit	Method of Filing

3.1	Articles of Incorporation as amended and restated on May 21, 2002	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002, Exhibit 3.1

3.2	Bylaws, as amended and restated on November 17, 2004	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004, Exhibit 3.2

4.1	Indenture between Registrant and Norwest Bank Colorado, N.A.,as trustee, dated March 11, 1998	Incorporated by reference from Registration No. 333-47035, Exhibit 4.1

4.2	Senior indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated January 13, 1999	Incorporated by reference from Registration No. 333-69281, Exhibit 4.3

4.3	Form of Subordinated Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated January 13, 1999	Incorporated by reference from Registration No. 333-69281, Exhibit 4.4

10.1	Merchant Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1991, Exhibit 10.1

10.2	Nordstrom Supplemental Executive Retirement Plan (2003 Restatement)	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended November 1, 2003, Exhibit 10.1

10.3	1993 Non-Employee Director Stock Incentive Plan	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 1994, Exhibit 10.4

10.4	Investment Agreement dated October 8, 1984 between the Registrant and Nordstrom Credit, Inc.	Incorporated by reference from the Nordstrom Credit, Inc. Form 10, Exhibit 10.1

10.5	1997 Nordstrom Stock Option Plan, amended and restated on February 16, 2000	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended August 2, 2003, Exhibit 10.1

10.6	Nordstrom 401(K) Plan & Profit Sharing, as amended and restated on January 1, 2004	Incorporated by reference from the Registrant’s Form 11-K for the year ended December 31, 2003, Exhibit 99.2

	Exhibit	Method of Filing

10.7	Commercial Paper Dealer Agreement dated October 2, 1997 between Registrant and Bancamerica Securities, Inc.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.1

10.8	Commercial Paper Agreement dated October 2, 1997 between Registrant and Credit Suisse First Boston Corporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.2

10.9	Issuing and Paying Agency Agreement dated October 2, 1997 between Registrant and First Trust of New York, N.A.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.3

10.10	Joint Venture Agreement between Nordstrom, Inc. and Nordstrom.com, Inc. dated as of August 24, 1999	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2000, Exhibit 10.21

10.11	Share Purchase and Contribution Agreement dated as of September 27, 2000 by and among Nordstrom, Inc., Nordstrom European Capital Group, and the Selling Shareholders of Façonnable, S.A.S.	Incorporated by reference from the Registrant’s Form S-3, Registration No. 333-50028 filed on November 15, 2000, Exhibit 2.1

10.12	Amendment to the Share Purchase and Contribution Agreement dated as of September 27, 2000 by and among Nordstrom, Inc., Nordstrom European Capital Group, and the Selling Shareholders of Façonnable, S.A.S., dated October 20, 2000	Incorporated by reference from the Registrant’s Form S-3, Registration No. 333-50028 filed on November 15, 2000, Exhibit 2.2

10.13	The Put Agreement dated November 1, 1999 between Nordstrom, Inc. and the holders of the Series C Preferred Stock of Nordstrom.com, Inc.	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended October 31, 2000, Exhibit 10.3

10.14	Receivables Purchase Agreement dated October 1, 2001 between Nordstrom, Credit, Inc. and Nordstrom Private Label Receivables, LLC	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.21

10.15	Transfer and Servicing Agreement dated October 1, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Wells Fargo Bank Minnesota, N.A., and Nordstrom Private Label Credit Card Master Note Trust	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.22

	Exhibit	Method of Filing

10.16	Master Indenture dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.23

10.17	Series 2001-1 Indenture Supplement dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.24

10.18	Series 2001-2 Indenture Supplement dated December 4, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.25

10.19	Amended and Restated Trust Agreement dated October 1, 2001 between Nordstrom Private Label Receivables, LLC, and Wilmington Trust Company, as trustee	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2002, Exhibit 10.26

10.20	Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2003, Exhibit 10.25

10.21	First Amendment to the Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated December 2, 2002	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2003, Exhibit 10.26

10.22	Second Amendment to the Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated December 2, 2003	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2004, Exhibit 10.25

10.23	Third Amendment to the Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated February 29, 2004	Incorporated by reference from Nordstrom Credit, Inc. Form 10-Q for the quarter ended May 1, 2004, Exhibit 10.3

10.24	Fourth Amendment to the Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated May 28, 2004	Incorporated by reference from Nordstrom Credit, Inc. Form 10-Q for the quarter ended May 1, 2004, Exhibit 10.4

	Exhibit	Method of Filing

10.25	Fifth Amendment to the Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and JP Morgan Chase Bank NA (successor-by-merger to Bank One, NA (Main Office Chicago)) as agent, dated December 16, 2004	Filed herewith electronically

10.26	Receivables Purchase Agreement dated April 1, 2002 between Nordstrom fsb and Nordstrom Credit Card Receivables LLC	Incorporated by reference from Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.39

10.27	Administration Agreement dated April 1, 2002 between Nordstrom Credit Card Master Note Trust and Nordstrom fsb	Incorporated by reference from Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.40

10.28	Amended and Restated Trust Agreement dated April 1, 2002 between Nordstrom Credit Card Receivables LLC and Wilmington Trust Company	Incorporated by reference from Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.41

10.29	Master Indenture dated April 1, 2002 between Nordstrom Credit Card Master Note Trust and Wells Fargo Bank Minnesota, National Association	Incorporated by reference from Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.42

10.30	Series 2002-1 Indenture Supplement dated April 1, 2002 between Nordstrom Credit Card Master Note Trust and Wells Fargo Bank Minnesota, National Association	Incorporated by reference from Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.43

10.31	Transfer and Servicing Agreement dated April 1, 2002 between Nordstrom Credit Card Receivables, LLC, Nordstrom fsb, Wells Fargo Bank Minnesota, National Association and Nordstrom Credit Card Master Note Trust	Incorporated by reference from Registrant’s Form 10-K for the year ended January 31, 2003, Exhibit 10.44

10.32	Performance Undertaking dated September 28, 2001 between Registrant and Bank One, N.A.	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.37

10.33	Performance Undertaking dated December 4, 2001 between Registrant and Bank One, N.A.	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2002, Exhibit 10.38

10.34	Stock Purchase Agreement dated May 13, 2002 between the Registrant and the investors listed on Schedule A thereto	Incorporated by reference from the Registrant’s Form 8-K filed on May 17, 2002, Exhibit 10.1

10.35	Promissory Note dated April 18, 2002 between 1700 Seventh, L.P. and New York Life Insurance Company	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.2

	Exhibit	Method of Filing

10.36	Promissory Note dated April 18, 2002 between 1700 Seventh, L.P. and Life Investors Insurance Company of America	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.3

10.37	Guaranty Agreement dated April 18, 2002 between Registrant, New York Life Insurance Company and Life Investors Insurance Company of America	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.4

10.38	The 2002 Nonemployee Director Stock Incentive Plan	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2002, Exhibit 10.1

10.39	Purchase and Sale Agreement dated December 16, 2002 between Nordstrom Credit, Inc. and Nudo- Weiner Associates, LLC	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2003, Exhibit 10.30

10.40	First Amendment to the Purchase and Sale Agreement dated December 16, 2002 between Nordstrom Credit, Inc. and Nudo-Weiner Associates, LLC, dated December 19, 2002	Incorporated by reference from Nordstrom Credit, Inc. Form 10-K for the year ended January 31, 2003, Exhibit 10.31

10.41	Nordstrom Executive Deferred Compensation Plan (2003 Restatement)	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended August 2, 2003, Exhibit 10.2

10.42	Nordstrom Directors Deferred Compensation Plan (2002 Restatement)	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 31, 2004, Exhibit 10.55

10.43	Nordstrom, Inc. Leadership Separation Plan (Restated Effective March 1, 2005)	Filed herewith electronically

10.44	Nordstrom, Inc. Executive Management Group Bonus Plan	Incorporated by reference from Registrant’s definitive proxy statement filed with the Commission on April 15, 2004.

10.45	2004 Equity Incentive Plan	Incorporated by reference from Registrant’s definitive proxy statement filed with the Commission on April 15, 2004.

	Exhibit	Method of Filing

10.46	Commitment of Nordstrom, Inc. to Nordstrom fsb dated June 17, 2004	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2004, Exhibit 10.4

10.47	Nordstrom fsb Segregated Earmarked Deposit Agreement And Security Agreement by and between Nordstrom fsb and Nordstrom, Inc. dated July 1, 2004.	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2004, Exhibit 10.5

10.48	Revolving Credit Facility dated May 14, 2004 between Registrant and a group of commercial banks	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2004, Exhibit 10.1

10.49	Employment Letter with Mr. Paul Favaro, to be effective on February 1, 2005.	Incorporated by reference from the Registrant’s Form 8-K filed on January 12, 2005, Exhibit 99.1

10.50	Form of Notice of Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 2004 Equity Incentive Plan	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2005, Exhibit 10.1

10.51	Form of 2005 Performance Share Unit Notice and Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2005, Exhibit 10.2

10.52	Press release dated February 24, 2005 announcing that its Board of Directors authorized a $500 million share repurchase program	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2005, Exhibit 99.1

10.53	Summary of Lead Director Compensation	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2005, Exhibit 99.2

13.1	2004 Annual Report to Shareholders	Filed herewith electronically

21.1	Subsidiaries of the Registrant	Filed herewith electronically

23.1	Consent of Independent Registered Public Accounting Firm and Report on Schedule	Filed as page 18 of this report

31.1	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

	Exhibit	Method of Filing

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically