Form 10-Q/A
period 2004-05-01
NORDSTROM INC
filed 2005-06-03
CIK 72333

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q/A

                               (Amendment No. 1)

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







                                   1 of 22

                                Explanatory Note

This Amendment to the Quarterly Report on Form 10-Q for Nordstrom, Inc. (the "Company") for the fiscal quarter ended May 1, 2004, is being filed to correct two errors in our previously issued financial statements: the statements of cash flows presentation of property incentive cash inflows and the balance sheet classification of leased assets that were previously treated as sale-leaseback transactions. In addition, we have reclassified balances in our previously issued financial statements to conform to our current presentation. The principal reclassification items relate to the balance sheet and cash flow presentation of the following: our Auction Rate Securities, our presentation of outstanding checks drawn on our disbursement bank accounts, and our third party credit card receivables. See Note 10 in our Notes to Condensed Consolidated Financial Statements for a discussion of these corrections and reclassifications, and a reconciliation of amounts previously reported to those shown herein. We have also revised our discussion in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations. Information not affected by the corrections and reclassifications as described in Note 10 remains unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on June 8, 2004. Our previously reported net earnings, earnings per share and shareholders' equity are not impacted by these corrections and reclassifications.











































                                     2 of 22

                       NORDSTROM, INC. AND SUBSIDIARIES
                       --------------------------------
                                    INDEX
                                    -----

                                                                  Page
                                                                  Number
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)
             Condensed Consolidated Statements of Earnings
               Quarter ended May 1, 2004 and May 3, 2003             4

             Condensed Consolidated Balance Sheets May 1, 2004,
               January 31, 2004 and May 3, 2003 (restated)           5

             Condensed Consolidated Statements of Cash Flows
               Quarter ended May 1, 2004 and May 3, 2003 (restated)  6

             Notes to Condensed Consolidated Financial Statements    7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    14

    Item 4.  Controls and Procedures                                18

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                      19

    Item 2.  Changes in Securities, Use of Proceeds and Issuer
               Purchases of Equity Securities                       20

    Item 6.  Exhibits and Reports on Form 8-K                       20

SIGNATURES                                                          22

























                                   3 of 22



                       NORDSTROM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (amounts in thousands except per share amounts)
                                 (unaudited)

                                                           Quarter Ended
                                                       ----------------------
                                                         May 1,      May 3,
                                                          2004        2003
                                                       ----------  ----------
Net sales                                              $1,535,490  $1,335,472
Cost of sales and related
  buying and occupancy costs                             (972,932)   (886,095)
                                                       ----------  ----------
Gross profit                                              562,558     449,377
Selling, general and
  administrative expenses                                (452,734)   (420,326)
                                                       ----------  ----------
Operating income                                          109,824      29,051
Interest expense, net                                     (36,684)    (20,228)
Service charge income
  and other, net                                           39,487      35,632
                                                       ----------  ----------
Earnings before income taxes                              112,627      44,455
Income tax expense                                        (43,900)    (17,300)
                                                       ----------  ----------
Net earnings                                           $   68,727  $   27,155
                                                       ==========  ==========

Basic earnings per share                               $     0.49  $     0.20
                                                       ==========  ==========

Diluted earnings per share                             $     0.48  $     0.20
                                                       ==========  ==========

Basic shares                                              139,110     135,578
                                                       ==========  ==========

Diluted shares                                            141,975     135,798
                                                       ==========  ==========

Cash dividends paid per share
  of common stock outstanding                          $     0.11  $     0.10
                                                       ==========  ==========











The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.


                                   4 of 22


                       NORDSTROM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (amounts in thousands)
                                 (unaudited)

                                             May 1,     January 31,    May 3,
                                              2004         2004         2003
                                           ----------   ----------   ----------
                                                As Restated, see Note 10
                                           ------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                $  172,372   $  340,281   $  141,817
  Short-term investments                       85,000      176,000       54,452
  Accounts receivable, net                    640,581      666,811      647,100
  Retained interest in accounts receivable    307,663      272,294      155,609
  Merchandise inventories                   1,020,812      901,623    1,078,232
  Current deferred tax assets                 127,063      121,681      109,006
  Prepaid expenses                             49,088       46,153       43,106
                                           ----------   ----------   ----------
  Total current assets                      2,402,579    2,524,843    2,229,322

Land, buildings and equipment (net of
  accumulated depreciation of $2,159,707,
  $2,121,158 and $1,949,900)                1,787,436    1,807,778    1,849,082
Goodwill, net                                  51,714       51,714       51,714
Tradename, net                                 84,000       84,000       84,000
Other assets                                   99,045      100,898       68,425
                                           ----------   ----------   ----------
TOTAL ASSETS                               $4,424,774   $4,569,233   $4,282,543
                                           ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                           $563,733     $458,809     $533,074
  Accrued salaries, wages
    and related benefits                      175,773      276,007      163,396
  Other accrued expenses                      294,613      314,753      252,575
  Income taxes payable                         53,844       66,157       32,579
  Current portion of long-term debt             6,502        6,833        5,615
                                           ----------   ----------   ----------
  Total current liabilities                 1,094,465    1,122,559      987,239

Long-term debt                              1,024,283    1,227,410    1,341,262
Deferred property incentives, net             399,927      407,856      425,606
Other liabilities                             174,469      177,399      135,055

Shareholders' Equity:
  Common stock, no par:
    500,000 shares authorized;
    139,816, 138,377 and 135,810 shares
    issued and outstanding                    466,573      424,645      363,258
  Unearned stock compensation                    (522)        (597)      (1,843)
  Retained earnings                         1,254,566    1,201,093    1,027,713
  Accumulated other comprehensive
    earnings                                   11,013        8,868        4,253
                                           ----------   ----------   ----------
  Total shareholders' equity                1,731,630    1,634,009    1,393,381
                                           ----------   ----------   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                     $4,424,774   $4,569,233   $4,282,543
                                           ==========   ==========   ==========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                                   5 of 22

                          NORDSTROM, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (amounts in thousands)
                                    (unaudited)

                                                          Quarter Ended
                                                     ------------------------
                                                       May 1,       May 3,
                                                        2004         2003
                                                     ----------    ----------
                                                     As Restated, see Note 10
                                                     -------------------------
OPERATING ACTIVITIES:
  Net earnings                                        $68,727        $27,155
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                      64,917         62,835
    Amortization of deferred property incentives
      and other, net                                   (8,666)        (6,409)
    Stock-based compensation expense                    1,264             87
    Deferred income taxes, net                         (3,597)             1
    Tax benefit on stock option exercise                6,536            110
    Provision for bad debt expense                      6,390          7,830
    Change in operating assets and liabilities:
      Accounts receivable, net                         18,930           (466)
      Retained interest in accounts receivable        (33,335)       (29,107)
      Merchandise inventories                        (113,386)      (123,798)
      Prepaid expenses                                   (933)        (4,058)
      Other assets                                        691           (108)
      Accounts payable                                121,052        151,460
      Accrued salaries, wages and related benefits    (98,019)       (52,765)
      Other accrued expenses                          (20,077)       (18,646)
      Income taxes payable                            (27,218)       (28,491)
      Property incentives                                 833         17,172
      Other liabilities                                 7,428          3,702
                                                    ----------     ----------
Net cash (used in) provided by operating activities    (8,463)         6,504
                                                    ----------     ----------
INVESTING ACTIVITIES:
  Capital expenditures                                (48,257)       (59,962)
  Sales of short-term investments                   1,122,150        498,916
  Purchases of short-term investments              (1,031,150)      (432,102)
  Other, net                                            1,194            476
                                                   ----------     ----------
Net cash provided by investing activities              43,937          7,328
                                                   ----------     ----------
FINANCING ACTIVITIES:
  Principal payments on long-term debt               (198,739)          (541)
  Increase (decrease) in bank overdrafts              (21,586)        10,564
  Proceeds from exercise of stock options              25,920            457
  Proceeds from employee stock purchases                6,276          4,458
  Cash dividends paid                                 (15,254)       (13,547)
  Other, net                                                -          2,341
                                                   ----------     ----------
Net cash (used in) provided by financing activities  (203,383)         3,732
                                                   ----------     ----------
Net decrease in cash and cash equivalents            (167,909)        17,564
Cash and cash equivalents at beginning of period      340,281        124,253
                                                   ----------     ----------
Cash and cash equivalents at end of period           $172,372       $141,817
                                                   ==========     ==========
The accompanying Notes to the Condensed Consolidated Financial Statements are an
integral part of these statements.




                                   6 of 22

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (amounts in thousands except per share amounts)
                                 (unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
---------------------
The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in our 2003 Amended Annual Report filed with the Securities and Exchange Commission on April 8, 2005. The same accounting policies are followed for preparing quarterly and annual financial data. All adjustments necessary for the fair presentation of the results of operations, financial position and cash flows have been included and are of a normal, recurring nature.

Due to the seasonal nature of the retail industry, quarterly results are not necessarily indicative of the results for the full fiscal year.

Reclassifications
----------------
Certain reclassifications of previously reported balances have been made to conform with our current presentation.
See Note 10 for a discussion of the significant reclassifications and a reconciliation of amounts previously reported to those shown herein.

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

                                   7 of 22

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



                                   8 of 22

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (amounts in thousands except per share amounts)
                                 (unaudited)

Note 4 - Accounts Receivable

The components of accounts receivable are as follows:

                                         May 1,    January 31,    May 3,
                                          2004        2004         2003
                                      -----------  -----------  -----------
Trade receivables:
   Unrestricted                           $30,800      $25,228      $32,591
   Restricted                             556,647      589,992      574,592
Allowance for doubtful accounts           (19,934)     (20,320)     (22,354)
                                      -----------  -----------  -----------
Trade receivables, net                    567,513      594,900      584,829

Other                                      73,068       71,911       62,271
                                      -----------  -----------  -----------
Accounts receivable, net                 $640,581     $666,811     $647,100
                                      ===========  ===========  ===========

The restricted private label receivables back the $300,000 Class A notes and the $200,000 variable funding note issued by us in November 2001. Other accounts receivable consist primarily of credit card receivables due from third-party financial institutions and vendor rebates, which are believed to be fully realizable as they are collected soon after they are earned.

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

                                   9 of 22

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (amounts in thousands except per share amounts)
                                 (unaudited)


Note 7 - Segment Reporting

The following tables set forth the information for our reportable segments and a reconciliation to the consolidated totals:

Quarter ended                  Retail      Credit  Catalog/    Corporate
May 1, 2004                    Stores  Operations  Internet    and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales                  $1,454,607          $-   $80,883           $-             $-  $1,535,490
Service charge income               -      40,156         -            -              -      40,156
Intersegment revenues           4,037       7,600         -            -        (11,637)          -
Interest expense, net             125       5,363       (69)      31,265              -      36,684
Earnings before taxes         177,123      10,123     5,991      (80,610)             -     112,627
Net earnings (loss)           108,083       6,177     3,656      (49,189)             -      68,727
Assets                      2,847,705     870,699   102,135      604,235              -   4,424,774

Quarter ended                  Retail      Credit  Catalog/    Corporate
May 3, 2003                    Stores  Operations  Internet    and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales                  $1,269,331          $-   $66,141           $-             $-  $1,335,472
Service charge income               -      33,932         -            -              -      33,932
Intersegment revenues           6,251       6,848         -            -        (13,099)          -
Interest expense, net              94       5,373       (16)      14,777              -      20,228
Earnings before taxes          95,796       6,380    (2,459)     (55,262)             -      44,455
Net earnings (loss)            58,516       3,897    (1,502)     (33,756)             -      27,155
Assets                      2,922,317     703,934   104,320      551,972              -   4,282,543

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

                                   10 of 22

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (amounts in thousands except per share amounts)
                                 (unaudited)

Note 10 - Restatement and Reclassifications

Subsequent to issuance of our 2004 quarterly financial statements, we have corrected two errors in our previously issued financial statements: the statements of cash flows presentation of property incentive cash inflows and the balance sheet classification of leased assets that were previously treated as sale-leaseback transactions. Our previously reported net earnings, earnings per share and shareholders' equity are not impacted by these corrections.

Statements of cash flows presentation of property incentives cash inflows: On February 7, 2005, the Chief Accountant of the U.S. Securities and Exchange Commission ("SEC") released a letter expressing the SEC's views on certain lease accounting matters and their application under generally accepted accounting principles in the United States of America. Following the issuance of this letter, we reviewed our lease accounting policies and determined that our classification of property incentives in our consolidated statements of cash flows was not in accordance with GAAP.

We historically recognized property incentives in our consolidated statements of cash flows as a separate line item in investing activities. After a review of our lease accounting policies, we determined that property incentives should be classified in operating activities and, accordingly, have restated our statements of cash flows.

Leased assets previously treated as sale-leaseback transactions: From 1998 to 2000, we partnered with developers to build five new full-line stores. We controlled the construction phase of the new stores' development and we received payments from the developers to offset a portion of the related capital expenditures. In our previously issued financial statements, we treated those stores as being sold to and leased back from the developer. As we analyzed our lease accounting in connection with the SEC Staff's letter discussed above, we determined that sale-leaseback accounting treatment was not correct because we have ongoing involvement at the stores. We have restated our previously issued balance sheets by classifying the stores' assets in land, buildings and equipment, the developer payment in deferred property incentives, and eliminating the net of those two balances, which was previously recorded in other assets and prepaid expenses. The impact to earnings is not material.

Reclassifications

We have reclassified balances in our previously issued financial statements to conform to our current presentation. The principal reclassification items are as follows:

Auction rate securities: In order to maximize our earnings on available capital, we invest in high-quality bonds known as Auction Rate Securities ("ARS"), which we had classified as cash equivalents in previously issued financial statements. The interest rates for ARS that we invest in are set for short periods, ranging from seven to 35 days, via auction. At the end of each interest period, we choose to rollover our holdings or redeem the investment for cash. A `market maker' facilitates the redemption of the ARS and the underlying issuers are not required to redeem the investments within 90 days of our purchase of the investments. We have reclassified $85,000, $176,000 and $54,452 at the end of May 1, 2004, January 31, 2004 and May 3, 2003 to short term investments and we have reflected the purchases and sales of these securities in our statements of cash flows for 2003 through 2004.


                                    11 of 22

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (amounts in thousands except per share amounts)
                                 (unaudited)

Note 10 - Restatement and Reclassifications (cont.)

Disbursement Accounts: Our treasury management process uses a series of depository and disbursement accounts, primarily at three large national banks. When checks we have issued are presented to the disbursement account bank, funds are transferred from the depository bank to offset the disbursements. In our previously issued financial statements, we offset the outstanding checks drawn on the disbursement bank account against the balances in our depository bank accounts. Our new presentation reflects the outstanding checks drawn on the disbursement bank as a component of accounts payable in the current liabilities section of our balance sheet. We reclassified $69,664, $73,010 and $71,746 at the end of May 1, 2004, January 31, 2004 and May 3, 2003 and we updated the statements of cash flows to reflect this reclassification.

Third Party Credit Card Receivables: We receive payment from third party credit card issuers for purchases made by customers using the issuers' credit cards (for example, VISA and American Express). The issuers typically pay us within three days of the credit card transaction. In our previously issued financial statements, we treated these receivables as in-transit cash deposits and recorded the balances in cash and cash equivalents. We reclassified $45,215, $32,953 and $38,053 at the end of May 1, 2004, January 31, 2004 and
May 3, 2003 from cash and cash equivalents to accounts receivable and we updated the statements of cash flows to reflect this reclassification.

In addition to these reclassifications, we have revised the grouping of some liabilities within the current liabilities section of the 2003 and 2004 balance sheets.

The following table summarizes the impacts of the restatements and reclassifications on the previously issued financial statements:

                                             Year to Date Ended May 1, 2004
                                   ---------------------------------------------------
                                       As                                 As Restated
                                   Originally  Restatement    Reclass         and
                                    Reported   Adjustments   Adjustments  Reclassified
                                   ----------  -----------   -----------  ------------
Consolidated Statement
  of Earnings
Cost of sales and related buying
  and occupancy costs               $(970,460)     $     -    $   (2,472)  $  (972,932)
Gross profit                          565,030            -        (2,472)      562,558
Selling, general and
  administrative expense             (455,206)           -         2,472      (452,734)
Operating income                      109,824            -             -       109,824

Consolidated Statement of
  Cash Flows

Net cash used in
  operating activities                (15,274)         833         5,978        (8,463)
Net cash (used in) provided
 by investing activities              (46,230)        (833)       91,000        43,937
Net cash used in financing
  activities                         (181,797)           -       (21,586)     (203,383)
                                   ----------  -----------   -----------  ------------

                                    12 of 22

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (amounts in thousands except per share amounts)
                                 (unaudited)

Note 10 - Restatement and Reclassifications (cont.)

                                                              May 1, 2004
                                      ----------------------------------------------------------
                                          As                                        As Restated
                                      Originally     Restatement      Reclass           and
                                       Reported      Adjustments     Adjustments    Reclassified
                                      ----------     -----------    ------------    ------------
Consolidated Balance Sheet
Cash and cash equivalents               $232,923       $       -      $  (60,551)      $ 172,372
Short-term investments                         -               -          85,000          85,000
Accounts receivable, net                 595,366               -          45,215         640,581
Prepaid expenses                          52,529          (3,441)              -          49,088
Total current assets                   2,336,356          (3,441)         69,664       2,402,579

Land, buildings and
  equipment net                        1,705,460          81,976               -       1,787,436
Other assets                             147,544         (48,499)              -          99,045
Total assets                           4,325,074          30,036          69,664       4,424,774

Accounts payable                         604,142               -         (40,409)        563,733
Accrued salaries, wages
  and related benefits                   234,271               -         (58,498)        175,773
Other accrued expenses                   126,042               -         168,571         294,613
Total current liabilities              1,024,801               -          69,664       1,094,465

Deferred property
  incentives, net                        369,891          30,036               -         399,927
Total liabilities and
  shareholders' equity                 4,325,074          30,036          69,664       4,424,774
                                      ----------         -------        --------       ---------

                                              Year to Date Ended May 3, 2003
                                     ------------------------------------------------
Consolidated Statement of
  Cash Flows
Net cash used in
  operating activities               $  (7,622)    $17,172    $   (3,046)    $  6,504
Net cash (used in) provided by
  investing  activities                (42,314)    (17,172)       66,814        7,328
Net cash (used in) provided by
  financing activities                  (6,832)          -        10,564        3,732
                                     ---------    --------     ---------   ----------








                                    13 of 22

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (amounts in thousands except per share amounts)
                                 (unaudited)

Note 10 - Restatement and Reclassifications (cont.)

                                                              May 3, 2003
                                      ----------------------------------------------------------
                                           As                                        As Restated
                                      Originally     Restatement      Reclass           and
                                       Reported      Adjustments     Adjustments    Reclassified
                                      ----------     -----------    ------------    ------------
Consolidated Balance Sheet
Cash and cash equivalents             $ 162,576      $      -       $  (20,759)        $141,817
Short-term investments                        -             -           54,452           54,452
Accounts receivable, net                609,047             -           38,053          647,100
Prepaid expenses                         46,613        (3,507)               -           43,106
Total current assets                  2,161,083        (3,507)          71,746        2,229,322

Land, buildings and
  equipment net                       1,762,039        87,043                -        1,849,082
Other assets                            119,931       (51,506)               -           68,425
Total assets                          4,178,767        32,030           71,746        4,282,543

Accounts payable                        550,395             -          (17,321)         533,074
Accrued salaries, wages
  and related benefits                  207,477             -          (44,081)         163,396
Other accrued expenses                  119,427             -          133,148          252,575
Total current liabilities               915,493             -           71,746          987,239

Deferred property
  incentives, net                       393,576        32,030                -          425,606
Total liabilities and
  shareholders' equity                4,178,767        32,030           71,746        4,282,543
                                     ----------       -------         --------        ---------


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of our 2003 Amended Annual Report. All dollar amounts are in millions except per share amounts.

RESULTS OF OPERATIONS:
----------------------

Overview
--------
Earnings for the first quarter of 2004 increased to $68.7 or $0.48 per diluted share from $27.2 or $0.20 per diluted share for the same period in 2002. This increase was driven by strong sales, improved gross margin and total expense leverage.








                                    14 of 22

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont.)


Sales
-----
Total sales for the quarter on a 4-5-4 comparable basis increased 16.6% compared to the first quarter of last year due to substantial same store sales increases and store openings. Same store sales on a 4-5-4 comparable basis increased 13.2% for the quarter. The sales growth is attributable to our merchandising efforts, supported by our enhanced information systems, and the strengthening retail environment. For the twelve months ended May 1, 2004, we have opened four full-line stores and two Nordstrom Rack stores. See our GAAP sales reconciliation on page 16.

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

Gross Profit
------------

                                        First Quarter
                                     -------------------
                                       2004       2003
                                     --------   --------
Gross profit as a percent of sales     36.6%      33.6%

In the first quarter of 2004, gross profit increased $113.2 and as a percentage of sales improved by 300 basis points compared to the same period last year. Our improved performance resulted from lower markdowns and greater leverage on our buying and occupancy expenses. Also, we continued to see improvements in our inventory management, as total inventory at the end of the first quarter of 2004 decreased $57.4 as compared to the prior period. On a same store basis, inventory declined 9.2%.

Selling, General and Administrative Expense
-------------------------------------------

                                        First Quarter
                                     -------------------
                                       2004       2003
                                     --------   --------
Selling, general and
  administrative expense
  as a percent of sales                29.4%      31.4%

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

                                    15 of 22

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

                                                                % Change    % Change
                                                       Dollar      Total        Comp
Sales Reconciliation ($M)       QTD 2003  QTD 2004   Increase      Sales       Sales
----------------------------   --------- ---------   --------  ---------    --------
Number of Days Reported GAAP        92        91

         Reported GAAP Sales    $1,335.5  $1,535.5      $200.0       15.0%       N/A
     Less Feb. 1, 2003 sales      ($18.2)      -
                               --------- ---------
        Reported 4-5-4 sales    $1,317.3  $1,535.5      $218.2       16.6%      13.2%
                               --------- ---------
         4-5-4 Adjusted Days        91        91

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
We finance our working capital needs, capital expenditures, acquisitions, dividends, debt repurchase and share repurchase activities with a combination of cash flows from operations and borrowings.





                                    16 of 22

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


Cash Flow from Operations
-------------------------
Cash flow from operating activities decreased by $15.0 in 2004. Higher net earnings were offset by our merchandise purchase and payment flow changes in 2004 as compared to 2003, the timing of performance related payments and the timing of property incentive payments. Toward the end of 2003 and into 2004, we have achieved a more even flow of merchandise purchases in relation to our sales trends. Our 2004 inventory turns have improved over the prior year; the payables leverage we achieved in 2004 is consistent with our merchandise purchase plan. Performance related payments in 2004 increased due to the improvement in our 2003 operations as compared to 2002. Property incentive payments, which are often received near the time of capital expenditures, decreased in 2004 as we are planning to open fewer stores in 2004.

Cash Flow from Investing
------------------------
In the first quarter of 2004, net cash provided by investing activities increased from the reduction in our short-term investments, which was used to repurchase outstanding debt.

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

                                    17 of 22

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

CRITICAL ACCOUNTING POLICIES:
-----------------------------
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.
We regularly evaluate our estimates including those related to doubtful accounts, inventory valuation, intangible assets, income taxes, self-insurance liabilities, post-retirement benefits, sales return accruals, contingent liabilities and litigation. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our accounting policies and methodologies in 2004 are consistent with those discussed in our 2003 Amended Annual Report.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
                                    18 of 22

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













                                    19 of 22

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
-----------------------------------------------------------------------
Equity Securities
-----------------

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




                                    20 of 22

------------------------------------------------

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







































                                      21 of 22

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


Date:  June 3, 2005
       ------------












































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