Form 10-Q/A
period 2004-07-31
NORDSTROM INC
filed 2005-06-03
CIK 72333

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







                                   1 of 24

                               Explanatory Note
                               ----------------

This Amendment to the Quarterly Report on Form 10-Q for Nordstrom, Inc. (the "Company") for the fiscal quarter ended July 31, 2004, is being filed to correct two errors in our previously issued financial statements: the statements of cash flows presentation of property incentive cash inflows and the balance sheet classification of leased assets that were previously treated as sale-leaseback transactions. In addition, we have reclassified balances in our previously issued financial statements to conform to our current presentation. The principal reclassification item relates to the balance sheet and cash flow presentation of our investments in Auction Rate Securities. See
Note 9 in our Notes to Condensed Consolidated Financial Statements for a discussion of these corrections and reclassifications, and a reconciliation of amounts previously reported to those shown herein. We have also revised our discussion in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations. Information not affected by the corrections and reclassifications as described in Note 9 remains unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on September 9, 2004. Our previously reported net earnings, earnings per share and shareholders' equity are not impacted by these corrections and reclassifications.










































2 of 24

NORDSTROM, INC. AND SUBSIDIARIES
                       --------------------------------
                                    INDEX
                                    -----

                                                                  Page
                                                                  Number
PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements (unaudited)

             Condensed Consolidated Statements of Earnings
               Quarter and Year to Date ended July 31, 2004
               and August 2, 2003                                    4

             Condensed Consolidated Balance Sheets July 31, 2004,
               January 31, 2004 and August 2, 2003 (restated)        5

             Condensed Consolidated Statements of Cash Flows
               Year to Date ended July 31, 2004 and
               August 2, 2003 (restated)                             6

             Notes to Condensed Consolidated Financial Statements    7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    15

    Item 4.  Controls and Procedures                                19

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                      20

    Item 2.  Unregistered Sales of Equity Securities and Use
               of Proceeds                                          21

    Item 4.  Submission of Matters to a Vote of Security Holders    22

    Item 6.  Exhibits                                               23

SIGNATURES                                                          24





















                                     3 of 24

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


                                   4 of 24

                       NORDSTROM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (amounts in thousands)
                                 (unaudited)

                                            July 31,    January 31,   August 2,
                                              2004         2004         2003
                                           ----------   ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents                $  319,332   $  340,281   $  241,940
  Short-term investments                      165,575      176,000       69,627
  Accounts receivable, net                    721,510      666,811      726,596
  Retained interest in accounts receivable    381,940      272,294      218,401
  Merchandise inventories                   1,024,853      901,623    1,019,467
  Current deferred tax assets                 132,158      121,681      111,127
  Prepaid expenses                             48,105       46,153       44,547
                                           ----------   ----------   ----------
  Total current assets                      2,793,473    2,524,843    2,431,705

Land, buildings and equipment (net of
  accumulated depreciation of $2,221,299,
  $2,121,158 and $2,014,814                 1,772,752    1,807,778    1,820,870
Goodwill, net                                  51,714       51,714       51,714
Tradename, net                                 84,000       84,000       84,000
Other assets                                  110,942      100,898       97,246
                                           ----------   ----------   ----------
TOTAL ASSETS                               $4,812,881   $4,569,233   $4,485,535
                                           ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                         $  699,432   $  458,809   $  617,172
  Accrued salaries, wages
    and related benefits                      241,823      276,007      212,479
  Other accrued expenses                      305,992      314,753      283,377
  Income taxes payable                         86,309       66,157       76,192
  Current portion of long-term debt           103,129        6,833        6,084
                                           ----------   ----------   ----------
  Total current liabilities                 1,436,685    1,122,559    1,195,304

Long-term debt                                927,227    1,227,410    1,285,073
Deferred property incentives, net             391,837      407,856      406,314
Other liabilities                             185,692      177,399      152,535

Shareholders' Equity:
  Common stock, no par:
    500,000 shares authorized;
    141,436, 138,377 and 135,891 shares
    issued and outstanding                    517,718      424,645      362,293
  Unearned stock compensation                    (448)        (597)        (746)
  Retained earnings                         1,346,035    1,201,093    1,080,002
  Accumulated other comprehensive
    earnings                                    8,135        8,868        4,760
                                           ----------   ----------   ----------
  Total shareholders' equity                1,871,440    1,634,009    1,446,309
                                           ----------   ----------   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                     $4,812,881   $4,569,233   $4,485,535
                                           ==========   ==========   ==========


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.


                                   5 of 24

                            NORDSTROM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (amounts in thousands)
                                      (unaudited)

                                                               Year to Date Ended
                                                            ------------------------
                                                              July 31,      August 2,
                                                               2004           2003
                                                            ----------     ----------
                                                             As Restated, see Note 9
                                                            -------------------------
OPERATING ACTIVITIES:
  Net earnings                                                $175,642        $93,026
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization                              130,235        123,349
    Amortization of deferred property incentives
      and other, net                                           (15,690)       (12,988)
    Stock-based compensation expense                             5,482          1,815
    Deferred income taxes, net                                  (3,595)             1
    Tax benefit on stock option exercises                       17,823            252
    Provision for bad debt expense                              12,731         14,386
    Change in operating assets and liabilities:
      Accounts receivable, net                                 (68,087)       (85,399)
      Retained interest in accounts receivable                (111,110)       (91,371)
      Merchandise inventories                                 (111,810)       (62,209)
      Prepaid expenses                                            (463)          (973)
      Other assets                                             (10,462)        (6,188)
      Accounts payable                                         193,469        224,034
      Accrued salaries, wages and related benefits             (34,864)        (3,588)
      Other accrued expenses                                    (8,710)         4,307
      Income taxes payable                                       1,505         13,247
      Property incentives                                          689         28,908
      Other liabilities                                         19,529          9,387
                                                            ----------     ----------

Net cash provided by operating activities                      192,314        249,996
                                                            ----------     ----------
INVESTING ACTIVITIES:
  Capital expenditures                                        (102,201)      (131,874)
  Proceeds from sale of assets                                   5,473              -
  Sales of short-term investments                            1,979,050        838,618
  Purchases of short-term investments                       (1,968,625)      (786,979)
  Other, net                                                       205            106
                                                            ----------     ----------
Net cash used in investing activities                          (86,098)       (80,129)
                                                            ----------     ----------
FINANCING ACTIVITIES:
  Principal payments on long-term debt                        (201,325)       (46,108)
  Increase in cash book overdrafts                              33,959         12,597
  Proceeds from exercise of stock options                       64,624          1,661
  Proceeds from employee stock purchases                         6,277          4,458
  Cash dividends paid                                          (30,700)       (27,129)
  Other, net                                                         -          2,341
                                                            ----------     ----------
Net cash used in financing activities                         (127,165)       (52,180)
                                                            ----------     ----------
Net (decrease) increase in cash and cash equivalents           (20,949)       117,687
Cash and cash equivalents at beginning of period               340,281        124,253
                                                            ----------     ----------
Cash and cash equivalents at end of period                    $319,332       $241,940
                                                            ==========     ==========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                                   6 of 24

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

                                   7 of 24

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

See Note 9 for a discussion of the significant reclassifications and a reconciliation of amounts previously reported to those shown herein.

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














                                   8 of 24

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

                                   9 of 24

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



                                    10 of 24

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
                                                      ===========  ===========

Note 7 - Segment Reporting

The following tables set forth the information for our reportable segments and a reconciliation to the consolidated totals:

Quarter ended                  Retail      Credit  Catalog/    Corporate
July 31, 2004                  Stores  Operations  Internet    and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales                  $1,868,808          $-   $84,672           $-             $-  $1,953,480
Service charge income               -      39,054         -            -              -      39,054
Intersegment revenues           9,723      11,051         -            -        (20,774)          -
Interest expense, net           (138)      (5,862)       18       (8,109)             -     (14,091)
Earnings before taxes         211,593       9,837     4,246      (50,410)             -     175,266
Net earnings (loss)           129,070       6,000     2,589      (30,744)             -     106,915

Quarter ended                  Retail      Credit  Catalog/    Corporate
August 2, 2003                 Stores  Operations  Internet    and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales                  $1,713,561          $-   $71,288           $-             $-  $1,784,849
Service charge income               -      34,603         -            -              -      34,603
Intersegment revenues           8,270      10,390         -            -        (18,660)          -
Interest expense, net             (24)     (5,442)       (4)     (20,664)             -     (26,134)
Earnings before taxes         162,196       5,326       974      (60,425)             -     108,071
Net earnings (loss)            98,833       3,242       597      (36,801)             -      65,871

Year to date ended             Retail      Credit  Catalog/    Corporate
July 31, 2004                  Stores  Operations  Internet    and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales                  $3,323,415          $-  $165,555           $-             $-  $3,488,970
Service charge income               -      79,210         -            -              -      79,210
Intersegment revenues          13,760      18,651         -            -        (32,411)          -
Interest expense, net            (263)    (11,225)       87      (39,374)             -     (50,775)
Earnings before taxes         388,716      19,960    10,237     (131,020)             -     287,893
Net earnings (loss)           237,153      12,177     6,245      (79,933)             -     175,642
Assets                      2,736,279   1,042,091   120,729      913,782              -   4,812,881

Year to date ended             Retail      Credit  Catalog/    Corporate
August 2, 2003                 Stores  Operations  Internet    and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales                  $2,982,892          $-  $137,429           $-             $-  $3,120,321
Service charge income               -      68,535         -            -              -      68,535
Intersegment revenues          14,521      17,238         -            -        (31,759)          -
Interest expense, net            (118)    (10,815)       12      (35,441)             -     (46,362)
Earnings before taxes         257,992      11,706    (1,485)    (115,687)             -     152,526
Net earnings (loss)           157,349       7,139      (905)     (70,557)             -      93,026
Assets                      2,789,310     860,089   105,128      731,008              -   4,485,535

As of July 31, 2004, January 31, 2004, and August 2, 2003, Retail Stores assets included $35,998 of goodwill and $84,000 of tradename, and Catalog/Internet assets included $15,716 of goodwill. Goodwill and tradename included in all segments totaled $135,714.

                                     11 of 24

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

Note 9 - Restatement and Reclassifications

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

Reclassifications

We have reclassified balances in our previously issued financial statements to conform to our current presentation. The principal reclassification item is as follows:



                                    12 of 24

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (amounts in thousands except per share amounts)
                                 (unaudited)

Note 9 - Restatement and Reclassifications (cont.)

Auction rate securities: In order to maximize our earnings on available capital, we invest in high-quality bonds known as Auction Rate Securities ("ARS"), which we had classified as cash equivalents in previously issued financial statements. The interest rates for ARS that we invest in are set for short periods, ranging from seven to 35 days, via auction. At the end of each interest period, we choose to rollover our holdings or redeem the investment for cash. A `market maker' facilitates the redemption of the ARS and the underlying issuers are not required to redeem the investments within 90 days of our purchase of the investments. We have reclassified $165,575, $176,000 and $69,627 at the end of July 31, 2004, January 31, 2004 and August 2, 2003 to short term investments and we have reflected the purchases and sales of these securities in our statements of cash flows for 2003 through 2004.

In addition to this reclassification, we have revised the grouping of some liabilities within the current liabilities section of the 2003 and 2004 balance sheets.

The following table summarizes the impacts of the restatements and reclassifications on the previously issued financial statements:

                                     Year to Date Ended July 31, 2004
                              -----------------------------------------------
                                 As                               As Restated
                              Originally Restatement    Reclass       and
                              Reported   Adjustments  Adjustments Reclassified
                              ---------- -----------  ----------- ------------
Consolidated Statement of
  Cash Flows

Net cash provided by
  operating activities        $  191,625  $     689    $        -  $   192,314
Net cash used in investing
  activities                     (95,834)      (689)       10,425      (86,098)
                              ---------- -----------  ----------- ------------

Consolidated Balance Sheet                     July 31, 2004
                              ------------------------------------------------
Cash and cash equivalents     $  484,907  $        -   $ (165,575) $   319,332
Short-term investments                 -           -      165,575      165,575
Prepaid expenses                  52,194      (4,089)           -       48,105
Total current assets           2,797,562      (4,089)           -    2,793,473

Land, buildings and equipment
  net                          1,691,507      81,245            -    1,772,752
Other assets                     158,561     (47,619)           -      110,942
Total assets                   4,783,344      29,537            -    4,812,881

Accounts payable                 805,098           -     (105,666)     699,432
Other accrued expenses           200,326           -      105,666      305,992
Total current liabilities      1,436,685           -            -    1,436,685

Deferred property incentives,
  net                            362,300      29,537            -      391,837
Total liabilities and
  shareholders' equity         4,783,344      29,537            -    4,812,881
                              ---------- -----------  ----------- ------------

13 of 24

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (amounts in thousands except per share amounts)
                                 (unaudited)


Note 9 - Restatement and Reclassifications (cont.)

                                     Year to Date Ended August 2, 2003
                              -----------------------------------------------
                                 As                               As Restated
                              Originally Restatement    Reclass       and
                              Reported   Adjustments  Adjustments Reclassified
                              ---------- -----------  ----------- ------------
Consolidated Statement of
  Cash Flows

Net cash provided by
  operating activities        $  221,088  $  28,908    $        -  $   249,996
Net cash used in investing
  activities                    (102,860)   (28,908)       51,639      (80,129)
                              ---------- -----------  ----------- ------------

Consolidated Balance Sheet                     August 2, 2003
                              ------------------------------------------------
Cash and cash equivalents     $  311,567  $        -   $  (69,627) $   241,940
Short-term investments                 -           -       69,627       69,627
Prepaid expenses                  48,053      (3,506)           -       44,547
Total current assets           2,435,211      (3,506)           -    2,431,705
Land, buildings and equipment
  net                          1,735,202      85,668            -    1,820,870
Other assets                     147,876     (50,630)           -       97,246
Total assets                   4,454,003      31,532            -    4,485,535

Accounts payable                 709,108           -      (91,936)     617,172
Other accrued expenses           191,441           -       91,936      283,377
Total current liabilities      1,195,304           -            -    1,195,304

Deferred property incentives,
  net                            374,782      31,532            -      406,314
Total liabilities and
  shareholders' equity         4,454,003      31,532            -    4,485,535
                              ---------- -----------  ----------- ------------

















14 of 24

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

                                    15 of 24

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

                                                              Dollar      % Change      % Change
Sales reconciliation ($M)       YTD 2003        YTD 2004     Increase   Total Sales    Comp Sales
                                --------        --------   ----------   -----------    ----------
      Number of days GAAP            183             182
               GAAP sales       $3,120.3        $3,489.0       $368.7         11.8%          N/A
  Less Feb. 1, 2003 sales         ($18.2)             --
                                --------        --------
     Reported 4-5-4 sales       $3,102.1        $3,489.0       $386.9         12.5%          9.5%
                                ========        ========
      4-5-4 Adjusted days            182             182

                                    16 of 24

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
In 2004, we used our cash flow from operations for investments in new stores, store remodels and technology, for dividends to our shareholders, and to pre-pay a portion of our long term debt. We have not borrowed funds in 2004.

Cash Flow from Operations
-------------------------
Cash flow provided by operating activities decreased by $57.7 to $192.3 in 2004. Higher net earnings were offset by our merchandise purchase and payment flow changes in 2004 as compared to 2003, increased performance-based compensation payments and decreased property incentive receipts due to fewer
store openings.   Toward the end of 2003 and into 2004, we have achieved a
more even flow of merchandise purchases in relation to our sales trends. The merchandise inventory increase in 2004 is in sync with our sales growth and the seasonal nature of our business; the payables leverage we achieved on this inventory growth is consistent with our merchandising improvements. The improvement in our 2003 financial results as compared to 2002 resulted in an increase in our performance-based compensation payments in 2004 as compared to the prior year.

Cash Flow Used in Investing
---------------------------
Net cash used in investing activities increased in 2004 as compared to 2003 from the reduction in our short-term investments, which was used to repurchase outstanding debt. Compared to the prior year, we focused our capital expenditures on the improvement of existing facilities while decreasing our spending on new store openings and information systems. Year to date, we opened one full-line store in Charlotte, NC. We expect to open one full-line store in Miami, FL in November 2004. In the first half of 2003, we opened one full-line store; in the second half of 2003, we opened three full-line stores and two Nordstrom Rack stores.

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

                                   17 of 24

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

Over the long term, we manage our cash and capital structure to strengthen our financial position and maintain flexibility for future strategic initiatives. We continuously assess our debt and leverage levels, capital expenditure requirements, principal debt payments, dividend payouts, potential share repurchases, and future investments or acquisitions. We believe our operating cash flows, existing cash, available credit facilities, as well as any potential future facilities will be sufficient to fund these scheduled future payments and potential long-term initiatives.

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





                                   18 of 24

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


                                   19 of 24

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




                                   20 of 24

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


















                                   21 of 24

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




























                                   22 of 24

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































                                   23 of 24

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


Date:  June 3, 2005
       ------------












































                                    24 of 24

NORDSTROM INC. AND SUBSIDIARIES

Exhibit Index

Exhibit                                    Method of Filing
-------                                    ----------------
10.1  Revolving Credit Facility dated      Incorporated by reference from
       May 14, 2004 between Registrant       Registrant's Form 10-Q for the
       and a group of commercial banks       quarter ended July 31, 2004,
                                             Exhibit 10.1

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

10.3  2004 Equity Incentive Plan           Incorporated by reference from
                                            Registrant's definitive proxy
                                            statement filed with the
                                            Commission on April 15, 2004.

10.4  Commitment of Nordstrom, Inc. to     Incorporated by reference from
       Nordstrom fsb dated June 17, 2004    Registrant's Form 10-Q for the
                                            quarter ended July 31, 2004,
                                            Exhibit 10.4

10.5  Nordstrom fsb Segregated Earmarked   Incorporated by reference from
       Deposit Agreement And Security       Registrant's Form 10-Q for the
       Agreement by and between Nordstrom   quarter ended July 31, 2004,
       fsb and Nordstrom, Inc. dated        Exhibit 10.4
       July 1, 2004.

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