Form 10-Q/A
period 2004-10-30
NORDSTROM INC
filed 2005-06-03
CIK 72333

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







                                   1 of 25

                               Explanatory Note
                               ----------------

This Amendment to the Quarterly Report on Form 10-Q for Nordstrom, Inc. (the "Company") for the fiscal quarter ended October 30, 2004, is being filed to correct two errors in our previously issued financial statements: the statements of cash flows presentation of property incentive cash inflows and the balance sheet classification of leased assets that were previously treated as sale-leaseback transactions. In addition, we have reclassified balances in our previously issued financial statements to conform to our current presentation. The principal reclassification item relates to the balance sheet and cash flow presentation of our investments in Auction Rate Securities. See
Note 10 in our Notes to Condensed Consolidated Financial Statements for a discussion of these corrections and reclassifications, and a reconciliation of amounts previously reported to those shown herein. We have also revised our discussion in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations. Information not affected by the corrections and reclassifications as described in Note 10 remains unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on December 3, 2004. Our previously reported net earnings, earnings per share and shareholders' equity are not impacted by these corrections and reclassifications.










































                                   2 of 25

                       NORDSTROM, INC. AND SUBSIDIARIES
                       --------------------------------
                                    INDEX
                                    -----
                                                                        Page
                                                                       Number
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)
             Condensed Consolidated Statements of Earnings
               Quarter and Year to Date ended October 30, 2004
               and November 1, 2003                                       4

             Condensed Consolidated Balance Sheets October 30, 2004,
               January 31, 2004 and November 1, 2003 (restated)           5

             Condensed Consolidated Statements of Cash Flows
               Year to Date ended October 30, 2004
               and November 1, 2003 (restated)                            6

             Notes to Condensed Consolidated Financial Statements         7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         16

    Item 4.  Controls and Procedures                                     21

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                           21

    Item 2.  Unregistered Sales of Equity Securities and Use
               of Proceeds                                               22

    Item 6.  Exhibits                                                    24

SIGNATURES                                                               25
























                                   3 of 25

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


                                   4 of 25

                       NORDSTROM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (amounts in thousands)
                                 (unaudited)

                                           October 30,  January 31,  November 1,
                                              2004         2004         2003
                                           ----------   ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents                $  240,407   $  340,281   $  128,666
  Short-term investments                       95,000      176,000       55,000
  Accounts receivable, net                    635,409      666,811      645,182
  Retained interest in accounts receivable    382,325      272,294      227,340
  Merchandise inventories                   1,193,144      901,623    1,189,996
  Current deferred tax assets                 134,896      121,681      111,965
  Prepaid expenses                             49,439       46,153       46,565
                                           ----------   ----------   ----------
  Total current assets                      2,730,620    2,524,843    2,404,714

Land, buildings and equipment (net of
  accumulated depreciation of $2,271,531,
  $2,121,158 and $2,061,619                 1,773,258    1,807,778    1,820,921
Goodwill, net                                  51,714       51,714       51,714
Tradename, net                                 84,000       84,000       84,000
Other assets                                  111,406      100,898      100,025
                                           ----------   ----------   ----------
TOTAL ASSETS                               $4,750,998   $4,569,233   $4,461,374
                                           ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                         $  672,847   $  458,809   $  627,469
  Accrued salaries, wages
    and related benefits                      252,022      276,007      211,584
  Other accrued expenses                      305,216      314,753      267,555
  Income taxes payable                         52,877       66,157       71,105
  Current portion of long-term debt           103,021        6,833        6,198
                                           ----------   ----------   ----------
  Total current liabilities                 1,385,983    1,122,559    1,183,911

Long-term debt                                932,384    1,227,410    1,225,403
Deferred property incentives, net             393,807      407,856      407,040
Other liabilities                             168,426      177,399      143,726

Shareholders' Equity:
  Common stock, no par:
    500,000 shares authorized;
    139,933, 138,377 and 136,971 shares
    issued and outstanding                    529,284      424,645      384,193
  Unearned stock compensation                    (373)        (597)        (671)
  Retained earnings                         1,330,511    1,201,093    1,111,864
  Accumulated other comprehensive
    earnings                                   10,976        8,868        5,908
                                           ----------   ----------   ----------
  Total shareholders' equity                1,870,398    1,634,009    1,501,294
                                           ----------   ----------   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                     $4,750,998   $4,569,233   $4,461,374
                                           ==========   ==========   ==========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.



                                   5 of 25

                            NORDSTROM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (amounts in thousands)
                                      (unaudited)

                                                               Year to Date Ended
                                                            ------------------------
                                                            October 30,    November 1,
                                                               2004           2003
                                                            ----------     ----------
                                                             As Restated, see Note 10
                                                            -------------------------
OPERATING ACTIVITIES:
  Net earnings                                                $253,470       $138,495
  Adjustments to reconcile net earnings to net
  cash from operating activities:
    Depreciation and amortization                              194,593        185,163
    Amortization of deferred property incentives
      and other, net                                           (23,054)       (20,316)
    Stock-based compensation expense                             4,663          9,548
    Deferred income taxes, net                                  (5,012)        (4,629)
    Tax benefit on stock option exercises                       19,906          2,664
    Provision for bad debt expense                              18,798         21,336
    Change in operating assets and liabilities:
      Accounts receivable, net                                  13,153         (3,467)
      Retained interest in accounts receivable                (110,569)      (100,814)
      Merchandise inventories                                 (261,610)      (234,246)
      Prepaid expenses                                          (1,116)        (4,003)
      Other assets                                             (11,118)        (6,437)
      Accounts payable                                         183,369        238,910
      Accrued salaries, wages and related benefits             (26,126)       (14,440)
      Other accrued expenses                                    (9,558)        (8,228)
      Income taxes payable                                     (42,561)         9,935
      Property incentives                                       10,806         37,157
      Other liabilities                                         17,844          8,913
                                                            ----------     ----------
Net cash provided by operating activities                      225,878        255,541
                                                            ----------     ----------
INVESTING ACTIVITIES:
  Capital expenditures                                        (164,681)      (204,536)
  Proceeds from sale of assets                                   5,473              -
  Sales of short-term investments                            2,999,875      1,268,318
  Purchases of short-term investments                       (2,918,875)    (1,202,052)
  Other, net                                                      (959)        (1,037)
                                                            ----------     ----------
Net cash used in investing activities                          (79,167)      (139,307)
                                                            ----------     ----------
FINANCING ACTIVITIES:
  Principal payments on long-term debt                        (202,016)      (109,148)
  Proceeds from sale of interest rate swap                           -          2,341
  (Decrease)increase in cash book overdrafts                    (2,958)        10,284
  Proceeds from exercise of stock options                       69,549         16,577
  Proceeds from employee stock purchases                        12,892          8,861
  Cash dividends paid                                          (49,091)       (40,736)
  Repurchase of common stock                                   (74,961)             -
                                                            ----------     ----------
Net cash used in financing activities                         (246,585)      (111,821)
                                                            ----------     ----------
Net decrease in cash and cash equivalents                      (99,874)         4,413
Cash and cash equivalents at beginning of period               340,281        124,253
                                                            ----------     ----------
Cash and cash equivalents at end of period                    $240,407       $128,666
                                                            ==========     ==========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                                   6 of 25

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

Critical Accounting Policies
----------------------------

The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.
We regularly evaluate our estimates including those related to doubtful accounts, inventory valuation, intangible assets, income taxes, self-insurance liabilities, post-retirement benefits, sales return accruals, contingent liabilities and litigation. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our accounting policies and methodologies in the third quarter of 2004 are consistent with those discussed in our 2003 Amended Annual Report.

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








                                   7 of 25

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

                                   8 of 25

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

                                   9 of 25

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

                                    10 of 25

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

                                   11 of 25

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
                                                     ===========  ===========

Note 8 - Segment Reporting

The following tables set forth the information for our reportable segments and a reconciliation to the consolidated totals:

Quarter ended                  Retail      Credit  Catalog/    Corporate
October 30, 2004               Stores  Operations  Internet    and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales                  $1,453,528          $-   $88,547           $-             $-  $1,542,075
Service charge income               -      40,065         -            -              -      40,065
Intersegment revenues           8,440       7,323         -            -        (15,763)          -
Interest expense, net             (61)     (5,833)       26       (7,617)             -     (13,485)
Earnings before taxes         158,592       8,538     7,452      (51,669)             -     122,913
Net earnings (loss)           100,540       5,406     4,669      (32,787)             -      77,828

Quarter ended                  Retail      Credit  Catalog/    Corporate
November 1, 2003               Stores  Operations  Internet    and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales                  $1,341,041          $-   $68,068           $-             $-  $1,409,109
Service charge income               -      36,824         -            -              -      36,824
Intersegment revenues           6,245       6,942         -            -        (13,187)          -
Interest expense, net            (390)     (5,549)       62      (20,804)             -     (26,681)
Earnings before taxes         121,136       3,853      (482)     (49,938)             -      74,569
Net earnings (loss)            73,864       2,350      (295)     (30,450)             -      45,469

Year to date ended             Retail      Credit  Catalog/    Corporate
October 30, 2004               Stores  Operations  Internet    and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales                  $4,776,943          $-  $254,102           $-             $-  $5,031,045
Service charge income               -     119,275         -            -              -     119,275
Intersegment revenues          22,200      25,974         -            -        (48,174)          -
Interest expense, net            (324)    (17,058)      113      (46,991)             -     (64,260)
Earnings before taxes         547,308      28,498    17,689     (182,689)             -     410,806
Net earnings (loss)           337,693      17,583    10,914     (112,720)             -     253,470
Assets                      2,908,449     961,738   127,715      753,096              -   4,750,998

Year to date ended             Retail      Credit  Catalog/    Corporate
November 1, 2003               Stores  Operations  Internet    and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales                  $4,323,933          $-  $205,497           $-             $-  $4,529,430
Service charge income               -     105,359         -            -              -     105,359
Intersegment revenues          20,766      24,180         -            -        (44,946)          -
Interest expense, net            (508)    (16,364)       74      (56,245)             -     (73,043)
Earnings before taxes         379,128      15,559    (1,967)    (165,625)             -     227,095
Net earnings (loss)           231,213       9,489    (1,200)    (101,007)             -     138,495
Assets                      2,971,931     810,184   103,433      575,826              -   4,461,374

                                   12 of 25

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

                                    13 of 25

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (amounts in thousands except per share amounts)
                                (unaudited)

Auction rate securities: In order to maximize our earnings on available capital, we invest in high-quality bonds known as Auction Rate Securities ("ARS"), which we had classified as cash equivalents in previously issued financial statements. The interest rates for ARS that we invest in are set for short periods, ranging from seven to 35 days, via auction. At the end of each interest period, we choose to rollover our holdings or redeem the investment for cash. A `market maker' facilitates the redemption of the ARS and the underlying issuers are not required to redeem the investments within 90 days of our purchase of the investments. We have reclassified $95,000, $176,000 and $55,000 at the end of October 30, 2004, January 31, 2004 and November 1, 2003 to short term investments and we have reflected the purchases and sales of these securities in our statements of cash flows for 2003 through 2004.

In addition to this reclassification, we have revised the grouping of some liabilities within the current liabilities section of the 2003 and 2004 balance sheets.

The following table summarizes the impacts of the restatements and reclassifications on the previously issued financial statements:

                                    Year to Date Ended October 30, 2004
                              ------------------------------------------------
                                 As                               As Restated
                              Originally Restatement    Reclass       and
                              Reported   Adjustments  Adjustments Reclassified
                              ---------- -----------  ----------- ------------
Consolidated Statement of
  Cash Flows

Net cash provided by
  operating activities        $  215,072  $   10,806    $       -  $   225,878
Net cash used in investing
  activities                    (149,361)    (10,806)      81,000      (79,167)
                              ----------  ----------   ----------  -----------

Consolidated Balance Sheet                  October 30, 2004
                              ------------------------------------------------
Cash and cash equivalents     $  335,407  $        -   $  (95,000) $   240,407
Short-term investments                 -           -       95,000       95,000
Prepaid expenses                  53,231      (3,792)           -       49,439
Total current assets           2,734,412      (3,792)           -    2,730,620
Land, buildings and equipment
  net                          1,692,202      81,056            -    1,773,258
Other assets                     159,631     (48,225)           -      111,406
Total assets                   4,721,959      29,039            -    4,750,998

Accounts payable                 772,559           -      (99,712)     672,847
Other accrued expenses           205,504           -       99,712      305,216
Total current liabilities      1,385,983           -            -    1,385,983

Deferred property incentives,
  net                            364,768      29,039            -      393,807
Total liabilities and
  shareholders' equity         4,721,959      29,039            -    4,750,998
                              ----------  ----------   ----------  -----------

                                    14 of 25

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except per share amounts)
(unaudited)


Note 10 - Restatement and Reclassifications (cont.)

                                    Year to Date Ended November 1, 2003
                              ------------------------------------------------
                                 As                               As Restated
                              Originally Restatement    Reclass       and
                              Reported   Adjustments  Adjustments Reclassified
                              ---------- -----------  ----------- ------------
Consolidated Statement of
  Cash Flows

Net cash provided by
  operating activities        $  218,384  $  37,157    $        -  $   255,541
Net cash used in investing
  activities                    (168,416)   (37,157)       66,266     (139,307)
                              ----------  ----------   ----------  -----------

Consolidated Balance Sheet                  November 1, 2003
                              ------------------------------------------------
Cash and cash equivalents     $  183,666  $        -    $ (55,000) $   128,666
Short-term investments                 -           -       55,000       55,000
Prepaid expenses                  50,083      (3,518)           -       46,565
Total current assets           2,408,232      (3,518)           -    2,404,714

Land, buildings and equipment
  net                          1,736,617      84,304            -    1,820,921
Other assets                     149,778     (49,753)           -      100,025
Total assets                   4,430,341      31,033            -    4,461,374

Accounts payable                 716,380           -      (88,911)     627,469
Other accrued expenses           178,644           -       88,911      267,555
Total current liabilities      1,183,911           -            -    1,183,911

Deferred property incentives,
  net                            376,007      31,033            -      407,040
Total liabilities and
  shareholders' equity         4,430,341      31,033            -    4,461,374
                              ----------  ----------   ----------  -----------











                                    15 of 25

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

Sales
-----
Total sales increased 9.4% for the quarter and 11.5% year to date on a 4-5-4 comparable basis due to substantial same-store sales increases. Same-store sales on a 4-5-4 comparable basis increased 8.1% for the quarter and 9.1% year to date. The sales growth for the quarter and year to date is a result of our continuous improvement in merchandising efforts, supported by our enhanced information systems. Our merchandise offering continues to meet customers'
preferences, which drove full-price sales.   The year to date increase is also
attributable to the improved overall retail environment, especially in the first quarter. See our GAAP sales reconciliation on page 17.

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

                                    16 of 25

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

                                                              Dollar      % Change      % Change
Sales reconciliation ($M)       YTD 2003        YTD 2004     Increase   Total Sales    Comp Sales
                                --------        --------   ----------   -----------    ----------
      Number of days GAAP            274             273
               GAAP sales       $4,529.4        $5,031.0       $501.6         11.1%          N/A
  Less Feb. 1, 2003 sales         ($18.2)             --
                                --------        --------
     Reported 4-5-4 sales       $4,511.2        $5,031.0       $519.8         11.5%          9.1%
                                ========        ========
      4-5-4 adjusted days            273             273

                                    17 of 25

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Overall cash decreased by $180.9 in 2004 as compared to $61.9 in 2003, primarily due to additional debt prepayments and repurchases of our common stock.

Cash Flow from Operations
-------------------------
Cash flow provided by operating activities decreased by $29.7 to $225.9 in 2004. Higher net earnings were offset by our merchandise purchase and payment flow changes in 2004 as compared to 2003, the timing of income tax payments and decreased property incentive receipts. Toward the end of 2003 and into 2004, we have achieved a more even flow of merchandise purchases in relation to our sales trends. Our 2004 inventory turns have improved over the prior year; the payables leverage we achieved in 2004 is consistent with our merchandise purchase plan. Income tax payments have increased in 2004 as a result of our earnings growth. Deferred property incentive receipts have decreased as a result of fewer store openings.

Cash Flow Used in Investing
---------------------------
Net cash used in investing activities decreased in 2004 as compared to 2003 due to the reduction in our short-term investments, which was used to repurchase outstanding debt.

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

                                    18 of 25

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

CRITICAL ACCOUNTING POLICIES
----------------------------
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.
We regularly evaluate our estimates, including those related to doubtful accounts, inventory valuation, intangible assets, income taxes, self-insurance liabilities, post-retirement benefits, sales return accruals, contingent liabilities and litigation. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our accounting policies and methodologies in the third quarter of 2004 are consistent with those discussed in our 2003 Amended Annual Report and our second quarter Form 10-Q.

In October 2004, we completed a review of our current and deferred tax accounts, which resulted in a lower effective tax rate. This change increased net income by approximately $2.9 for the quarter and year to date periods ended October 30, 2004.




                                    19 of 25

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












                                    20 of 25

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

                                    21 of 25

---------------------------------

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

                                    22 of 25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds (cont.)
----------------------------------------------------------------------------

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




















































                                   23 of 25

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














































                                   24 of 25

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












































                                   25 of 25

NORDSTROM INC. AND SUBSIDIARIES

Exhibit Index

Exhibit                                    Method of Filing
-------                                    ----------------

 3.2  Bylaws, as amended and restated on   Incorporated by reference from
       November 17, 2004                    Registrant's Form 10-Q for the
                                            quarter ended October 30, 2004,
                                            Exhibit 3.2

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