Form 10-Q
period 2005-04-30
NORDSTROM INC
filed 2005-06-07
CIK 72333

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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


Common stock outstanding as of May 20, 2005: 136,559 shares of common stock.








                                   1 of 20


                       NORDSTROM, INC. AND SUBSIDIARIES
                       --------------------------------
                                    INDEX
                                    -----
                                                                        Page
                                                                       Number
PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements (unaudited)

             Condensed Consolidated Statements of Earnings
               Quarter ended April 30, 2005 and May 1, 2004               3

             Condensed Consolidated Balance Sheets
               April 30, 2005, January 29, 2005 and May 1, 2004           4

             Condensed Consolidated Statements of Shareholders' Equity
               Quarter ended April 30, 2005 and May 1, 2004               5

             Condensed Consolidated Statements of Cash Flows
               Quarter ended April 30, 2005 and May 1, 2004               6

             Notes to Condensed Consolidated Financial Statements         7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         12

    Item 4.  Controls and Procedures                                     16

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                           16

    Item 2.  Unregistered Sales of Equity Securities and Use
               of Proceeds                                               18

    Item 6.  Exhibits                                                    18

SIGNATURES                                                               19

INDEX TO EXHIBITS                                                        20




















                                   2 of 20



                       NORDSTROM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
        (amounts in thousands except per share amounts and percentages)
                                 (unaudited)

                                                      Quarter Ended
                                                 ----------------------
                                                  April 30,    May 1,
                                                    2005        2004
                                                 ----------  ----------
Net sales                                        $1,654,474  $1,535,490
Cost of sales and related
  buying and occupancy costs                     (1,046,165)   (972,932)
                                                 ----------  ----------
Gross profit                                        608,309     562,558
Selling, general and
  administrative expenses                          (465,422)   (452,734)
                                                 ----------  ----------
Operating income                                    142,887     109,824
Interest expense, net                               (12,639)    (36,684)
Other income including finance
  charges, net                                       42,732      39,487
                                                 ----------  ----------
Earnings before income taxes                        172,980     112,627
Income tax expense                                  (68,442)    (43,900)
                                                 ----------  ----------
Net earnings                                     $  104,538  $   68,727
                                                 ==========  ==========

Basic earnings per share                         $     0.77  $     0.49
Diluted earnings per share                       $     0.75  $     0.48
Basic shares                                        136,535     139,110
Diluted shares                                      139,197     141,975



                                                      Quarter Ended
                                                 ----------------------
                                                  April 30,    May 1,
(% of Sales)                                        2005        2004
                                                 ----------  ----------
Net sales                                          100.0%      100.0%
Cost of sales and related
  buying and occupancy costs                       (63.2%)     (63.4%)
                                                 ----------  ----------
Gross profit                                        36.8%       36.6%
Selling, general and
  administrative expenses                          (28.1%)     (29.4%)
                                                 ----------  ----------
Operating income                                     8.6%        7.2%
Interest expense, net                               (0.8%)      (2.4%)
Other income including finance
  charges, net                                       2.6%        2.5%
                                                 ----------  ----------
Earnings before income taxes                        10.5%        7.3%
Income tax expense(1)                              (39.6%)     (39.0%)
                                                 ----------  ----------
Net earnings                                         6.3%        4.5%
                                                 ==========  ==========

(1) Percent of earnings before income taxes

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                                   3 of 20




                       NORDSTROM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (amounts in thousands)
                                 (unaudited)

                                            April 30,   January 29,    May 1,
                                              2005         2005         2004
                                           ----------   ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents                $  315,695   $  360,623   $  172,372
  Short-term investments                       53,750       41,825       85,000
  Accounts receivable, net                    629,788      645,663      640,581
  Investment in asset backed securities       427,302      422,416      307,663
  Merchandise inventories                   1,016,640      917,182    1,020,812
  Current deferred tax assets                 114,127      131,547      127,063
  Prepaid expenses and other                   53,934       53,188       49,088
                                           ----------   ----------   ----------
  Total current assets                      2,611,236    2,572,444    2,402,579

Land, buildings and equipment (net of
  accumulated depreciation of $2,383,289,
  $2,310,607 and $2,159,707)                1,763,766    1,780,366    1,787,436
Goodwill, net                                  51,714       51,714       51,714
Tradename, net                                 84,000       84,000       84,000
Other assets                                  108,891      116,866       99,045
                                           ----------   ----------   ----------
TOTAL ASSETS                               $4,619,607   $4,605,390   $4,424,774
                                           ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                         $  582,381   $  482,394   $  563,733
  Accrued salaries, wages
    and related benefits                      172,167      287,904      175,773
  Other current liabilities                   336,246      354,201      294,613
  Income taxes payable                         45,181      115,556       53,844
  Current portion of long-term debt           100,458      101,097        6,502
                                           ----------   ----------   ----------
  Total current liabilities                 1,236,433    1,341,152    1,094,465

Long-term debt                                928,175      929,010    1,024,283
Deferred property incentives, net             357,694      367,087      399,927
Other liabilities                             204,353      179,147      174,469

Shareholders' Equity:
  Common stock, no par:
    500,000 shares authorized;
    136,632, 135,665 and 139,816 shares
    issued and outstanding                    619,640      552,655      466,573
  Unearned stock compensation                    (593)        (299)        (522)
  Retained earnings                         1,266,337    1,227,303    1,254,566
  Accumulated other comprehensive
    earnings                                    7,568        9,335       11,013
                                           ----------   ----------   ----------
  Total shareholders' equity                1,892,952    1,788,994    1,731,630
                                           ----------   ----------   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                     $4,619,607   $4,605,390   $4,424,774
                                           ==========   ==========   ==========


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.


                                   4 of 20


                              NORDSTROM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               (amounts in thousands)
                                      (unaudited)


                                                                           Accumulated Other
                            Common Stock          Unearned     Retained     Comprehensive
                         Shares	       Amount	 Compensation  Earnings       Earnings          Total
                       -------------------------------------------------------------------------------
Balance at
  January 29, 2005          135,665  $552,655    $(299)       $1,227,303      $9,335	   $1,788,994

Net earnings                      -	   -         -           104,538           -	      104,538
Other comprehensive earnings:
  Foreign currency
    translation adjustment        -	   -         -                 -         147              147
  Securitization fair value
    adjustment, net of tax
    of $1,224                     -         -        -                 -      (1,914)          (1,914)
                                                                                             --------
Comprehensive net earnings        -         -        -                 -           -          102,771
Cash dividends paid
  ($0.13 per share)               -	    -        - 	         (17,758)          -          (17,758)
Issuance of common stock for:
  Stock option plans          1,532    55,556        -	               -           -           55,556
  Employee stock purchase
     plan                       266     8,768        -                 -           -            8,768
  Stock-based compensation       56     2,661     (294)                -           -            2,367
Repurchase of common
  stock                        (887)        -	     -           (47,746)          -          (47,746)
                         ----------------------------------------------------------------------------
Balance at
    April 30, 2005          136,632  $619,640    $(593)       $1,266,337      $7,568       $1,892,952
                         ============================================================================


                                                                           Accumulated Other
                            Common Stock          Unearned      Retained    Comprehensive
                         Shares	       Amount	 Compensation   Earnings     Earnings         Total
                       ----------------------------------------------------------------------------
Balance at
  January 31, 2004          138,377  $424,645       $(597)     $1,201,093    $8,868	 $1,634,009

Net earnings                      -	    -           -          68,727         -	     68,727
Other comprehensive earnings:
  Foreign currency
    translation adjustment        -	    -           -               -       921             921
  Securitization fair value
    adjustment, net of tax
    of $(783)                     -         -           -               -     1,224           1,224
                                                                                           --------
Comprehensive net earnings        -         -           -               -         -          70,872
Cash dividends paid
  ($0.11 per share)               -	    -           - 	  (15,254)        -         (15,254)
Issuance of common stock for:
  Stock option plans          1,081    32,396           -	        -         -          32,396
  Employee stock purchase
     plan                       285     6,336           -               -         -           6,336
  Stock-based compensation       73     3,196          75               -         -           3,271
                         --------------------------------------------------------------------------
Balance at
    May 1, 2004             139,816  $466,573       $(522)     $1,254,566   $11,013      $1,731,630
                         ======================	===================================================

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




                                   5 of 20


                            NORDSTROM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (amounts in thousands)
                                      (unaudited)

                                                                  Quarter Ended
                                                            ------------------------
                                                             April 30,       May 1,
                                                               2005           2004
                                                            ----------     ----------
OPERATING ACTIVITIES:
  Net earnings                                                $104,538       $ 68,727
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization of
      buildings and equipment                                   69,204         64,917
    Amortization of deferred property incentives
      and other, net                                            (6,903)        (8,666)
    Stock-based compensation expense                             1,428          1,264
    Deferred income taxes, net                                  19,610         (3,597)
    Tax benefit on stock option exercises
      and employee stock purchases                              16,546          6,536
    Provision for bad debt expense                               5,118          6,390
    Change in operating assets and liabilities:
      Accounts receivable                                       10,578         18,930
      Investment in asset backed securities                     (9,210)       (33,335)
      Merchandise inventories                                  (99,065)      (113,386)
      Prepaid expenses                                             666           (933)
      Other assets                                                 409            691
      Accounts payable                                          97,507        121,052
      Accrued salaries, wages and related benefits            (118,548)       (98,019)
      Other current liabilities                                (20,781)       (20,077)
      Income taxes payable                                     (46,971)       (27,218)
      Property incentives                                        9,839            833
      Other liabilities                                          7,237          7,428
                                                            ----------     ----------
Net cash provided by (used in) operating activities             41,202         (8,463)
                                                            ----------     ----------
INVESTING ACTIVITIES:
  Capital expenditures                                         (53,021)       (48,257)
  Sales of short-term investments                              153,575      1,122,150
  Purchases of short-term investments                         (165,500)    (1,031,150)
  Other, net                                                      (691)         1,194
                                                            ----------     ----------
Net cash (used in) provided by investing activities            (65,637)        43,937
                                                            ----------     ----------
FINANCING ACTIVITIES:
  Principal payments on long-term debt                          (1,021)      (198,739)
  Decrease in cash book overdrafts                              (3,756)       (21,586)
  Proceeds from exercise of stock options                       39,139         25,920
  Proceeds from employee stock purchase plan                     8,640          6,276
  Cash dividends paid                                          (17,758)       (15,254)
  Repurchase of common stock                                   (47,746)             -
  Other, net                                                     2,009              -
                                                            ----------     ----------
Net cash used in financing activities                          (20,493)      (203,383)
                                                            ----------     ----------
Net decrease in cash and cash equivalents                      (44,928)      (167,909)
Cash and cash equivalents at beginning of period               360,623        340,281
                                                            ----------     ----------
Cash and cash equivalents at end of period                    $315,695       $172,372
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

                                   6 of 20

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (amounts in thousands except per share amounts)
                                 (unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
---------------------
The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in our 2004 Annual Report. The same accounting policies are followed for preparing quarterly and annual financial data. All adjustments necessary for the fair presentation of the results of operations, financial position and cash flows have been included and are of a normal, recurring nature.

Our business, like that of other retailers, is subject to seasonal fluctuations. Our Anniversary sale in July and the holidays in December typically result in higher sales in the second and fourth quarters of our fiscal years. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

Critical Accounting Policies
----------------------------
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.
We regularly evaluate our estimates, including those related to off-balance sheet financing, inventory valuation, sales return accruals, self-insurance liabilities, doubtful accounts, intangible assets, income taxes, post-retirement benefits, contingent liabilities and litigation. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our accounting policies and methodologies in the first quarter of 2005 are consistent with those discussed in our 2004 Annual Report.

Stock Compensation
------------------
We apply APB No. 25, "Accounting for Stock Issued to Employees," in measuring compensation costs under our stock-based compensation programs, which is described more fully in our 2004 Annual Report.

We expect to adopt SFAS No. 123(R), "Share-Based Payment" in the first quarter of 2006. In connection with the implementation of SFAS No. 123(R), the SEC Staff issued additional guidance recently for stock options granted to employees who will be eligible to retire before the normal vesting of their stock options. If we had followed the SEC Staff's recently issued guidance, the impact would be immaterial in the first quarters of 2005 and 2004.

The table below illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."












                                   7 of 20

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (amounts in thousands except per share amounts)
                                 (unaudited)

Note 1 - Summary of Significant Accounting Policies (Cont.)

                                                       Quarter Ended
                                                   ----------------------
                                                     April 30,    May 1,
                                                       2005        2004
                                                   ----------  ----------
Net earnings, as reported                            $104,538     $68,727
Add: stock-based compensation
 expense included in reported
 net earnings, net of tax                                 871         771
Deduct: stock-based
 compensation expense determined
 under fair value, net of tax                          (5,717)     (5,651)
                                                   ----------  ----------
Pro forma net earnings                                $99,692     $63,847
                                                   ==========  ==========
Earnings per share:
   Basic - as reported                                  $0.77       $0.49
   Diluted - as reported                                $0.75       $0.48

   Basic - pro forma                                    $0.73       $0.46
   Diluted - pro forma                                  $0.72       $0.45


Note 2 - Postretirement Benefits

The expense components of our Supplemental Executive Retirement Plan, which provides retirement benefits to certain officers and select employees, are as follows:

                                                        Quarter Ended
                                                   ------------------------
                                                    April 30,      May 1,
                                                       2005         2004
                                                   -----------  -----------
Service cost                                              $413         $372
Interest cost                                            1,018          991
Amortization of net loss                                   414          386
Amortization of prior service cost                         240          240
                                                   -----------  -----------
Total expense                                           $2,085       $1,989
                                                   ===========  ===========













                                   8 of 20

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (amounts in thousands except per share amounts)
                                 (unaudited)


Note 3 - Earnings Per Share

                                                         Quarter Ended
                                                   ------------------------
                                                     April 30,      May 1,
                                                        2005         2004
                                                   -----------  -----------
Net earnings                                          $104,538      $68,727
                                                   ===========  ===========
Basic shares                                           136,535      139,110
Dilutive effect of
   stock options and
   performance share units                               2,662        2,865
                                                   -----------  -----------
Diluted shares                                         139,197      141,975
                                                   ===========  ===========
Basic earnings per share                                 $0.77        $0.49
Diluted earnings per share                               $0.75        $0.48

Antidilutive stock options                                   -        1,980

Note 4 - Accounts Receivable

The components of accounts receivable are as follows:

                                      -------------------------------------
                                        April 30,   January 29,    May 1,
                                          2005         2005         2004
                                      -----------  -----------  -----------
Trade receivables:
   Unrestricted                          $ 36,936     $ 31,400     $ 30,800
   Restricted                             533,977      568,062      556,647
Allowance for doubtful accounts           (18,495)     (19,065)     (19,934)
                                      -----------  -----------  -----------
Trade receivables, net                    552,418      580,397      567,513

Other                                      77,370       65,266       73,068
                                      -----------  -----------  -----------
Accounts receivable, net                 $629,788     $645,663     $640,581
                                      ===========  ===========  ===========

Our restricted trade receivables relate to our Nordstrom private label card, which back the $300,000 Class A notes and the $150,000 variable funding note. The unrestricted trade receivables consist primarily of our Faconnable trade receivables and Nordstrom private label receivables that are not eligible for securitization, such as foreign and employee receivables exceeding a contractual threshold.

Other accounts receivable consist primarily of credit card receivables due from third party financial institutions and vendor rebates, which are believed to be fully realizable as they are collected soon after they are earned.





                                    9 of 20

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (amounts in thousands except per share amounts)
                                 (unaudited)

Note 5 - Investment in Asset Backed Securities

Our investment in asset backed securities and the off-balance sheet financing are described in Note 9 of our 2004 Annual Report. The following table presents the co-branded Nordstrom VISA credit card balances and the estimated fair value of our investment in asset backed securities:

                                          -----------------------------------
                                           April 30,  January 29,   May 1,
                                             2005         2005       2004
                                          ----------- ----------- -----------
Total face value of co-branded Nordstrom
   VISA credit card principal receivables    $619,556    $612,549    $492,946
                                          =========== =========== ===========

Securities issued by the VISA Trust:
  Off-balance sheet (sold to third parties):
    2002 Class A & B Notes at par value      $200,000    $200,000    $200,000
                                          =========== =========== ===========
Amounts recorded on balance sheet:
  Investment in asset backed
    securities at fair value                 $427,302    $422,416    $307,663
                                          =========== =========== ===========

In 2004, we revised the repayment period assumption in our valuation model that we use to determine the fair value of the VISA Trust. The 2004 repayment period assumption is based on historical payment, default and finance charge yield experience on a specific account basis. The prior repayment period assumption was based on our ongoing payment experience, which included payments by card holders who pay their account balance in full each month. While the assumptions used below are different in 2004, the impact of the assumption change was not significant and does not reflect a change in the underlying quality of the portfolio. The following table presents the key assumptions we use to value the asset backed securities:

Assumptions used to estimate the
fair value of the investment in asset
backed securities:
  Weighted average remaining life (in months)     7.7         8.1         2.3
  Average credit losses                           7.1%        6.9%        5.1%
  Average gross yield                            15.9%       15.8%       18.4%
  Weighted average coupon on issued securities    4.3%        3.8%        1.5%
  Average payment rates                           7.7%        7.5%       23.6%
  Internal rate of returns on investment
    in asset backed securities                5.4-6.7%    5.2-6.4%   6.7-13.5%













                                    10 of 20

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (amounts in thousands except per share amounts)
                                 (unaudited)

Note 5 - Investment in Asset Backed Securities (Cont.)

The following table summarizes the income earned by the investment in asset backed securities that is included in other income including finance charges, net on the condensed consolidated statements of earnings:

                                                        Quarter Ended
                                                  ------------------------
                                                    April 30,     May 1,
                                                      2005         2004
                                                  -----------  -----------
Interest income                                       $10,482      $12,242
Gains on sales of receivables and other income          9,589        3,802
                                                  -----------  -----------
                                                      $20,071      $16,044
                                                  ===========  ===========

Note 6 - Debt

To manage our interest rate risk, we have an interest rate swap outstanding recorded in other liabilities. Our swap has a $250,000 notional amount, expires in 2009 and is designated as a fully effective fair value hedge. Under the agreement, we receive a fixed rate of 5.63% and pay a variable rate based on LIBOR plus a margin of 2.3% set at six-month intervals (5.20% at April 30, 2005.) The fair value of our interest rate swap is as follows:

                                        -------------------------------------
                                          April 30,   January 29,    May 1,
                                            2005         2005         2004
                                        -----------  -----------  -----------
Interest rate swap fair value               $(9,549)     $(7,821)    $(12,630)

Note 7 - Segment Reporting

The following tables set forth the information for our reportable segments and a reconciliation to the consolidated totals:

Quarter ended                  Retail        Credit  Catalog/  Corporate
April 30, 2005                 Stores(1) Operations  Internet  and Other  Eliminations      Total
---------------------------------------------------------------------------------------------------
Net sales                  $1,570,523            $-   $83,951          $-          $-    $1,654,474
Other income including
  finance charges, net         (1,431)       50,029       (19)     (5,847)          -        42,732
Intersegment revenues           3,783         7,894         -           -     (11,677)            -
Interest expense, net            (181)       (6,237)        -      (6,221)          -       (12,639)
Earnings before taxes         206,223        11,593     7,566     (52,402)          -       172,980
Assets                      2,743,957     1,021,194   110,761     743,695           -     4,619,607

Quarter ended                  Retail        Credit  Catalog/  Corporate
May 1, 2004                    Stores(1) Operations  Internet  and Other  Eliminations      Total
---------------------------------------------------------------------------------------------------
Net sales                  $1,454,607            $-  $80,883          $-            $-  $1,535,490
Other income including
  finance charges, net         (2,674)       47,531     (234)     (5,136)            -      39,487
Intersegment revenues           4,037         7,600        -           -       (11,637)          -
Interest expense, net (2)        (125)       (5,363)      69     (31,265)            -     (36,684)
Earnings before taxes         177,123        10,123    5,991     (80,610)            -     112,627
Assets                      2,847,705       870,699  102,135     604,235             -   4,424,774



                                   11 of 20

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (amounts in thousands except per share amounts)
                                 (unaudited)

Note 7 - Segment Reporting (Cont.)

As of April 30, 2005, January 29, 2005, and May 1, 2004, Retail Stores assets included $35,998 of goodwill and $84,000 of tradename, and Catalog/Internet included $15,716 of goodwill.

(1) Beginning in the first quarter of 2005, we started to integrate the merchandise buying and marketing activities of our Retail Stores and Catalog/Internet segments. The expenses for these activities are included in the Retail Stores segment.

(2) During the first quarter of 2004, we retired $196,770 of our 8.95% senior notes and $973 of our 6.7% medium-term notes for a total cash payment of $219,587. We recorded a pre-tax charge of $20,842 in interest expense, net related to this purchase.

Note 8 - Litigation

We are involved in routine claims, proceedings, and litigation arising from the normal course of our business. We do not believe any such claim, proceeding or litigation, either alone or in aggregate, will have a material impact on our results of operations, financial position, or liquidity.

Note 9 - Subsequent Event

On May 24, 2005, our Board of Directors approved a two-for-one stock split of our outstanding common stock and a proportional increase in the number of common shares authorized from 500,000 to 1,000,000. Additional shares issued as a result of the stock split will be distributed on or about June 30, 2005 to shareholders of record as of June 13, 2005. The shares and per share information included herein have not been adjusted to reflect this stock split. We will adjust for the stock split on a retroactive basis beginning in the second quarter of 2005.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of our 2004 Annual Report. All dollar amounts are in millions except per share amounts.

RESULTS OF OPERATIONS
---------------------

Overview
--------
Earnings for the first quarter of 2005 increased 52% to $104.5 or $0.75 per diluted share from $68.7 or $0.48 per diluted share for the same period in 2004.











                                    12 of 20

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

For the first quarter of 2005, we planned to achieve same-store sales increases over last year in the 1% to 3% range. Our actual same-store sales during this period were 6.2% greater than last year. Our fixed operating costs were held in-line with our plan for the quarter and were consistent with last year. As a result of the additional sales and the control of fixed operating expenses, we increased our earnings and we improved two key operating metrics in the first quarter of 2005 as compared to the same quarter in 2004: gross profit as a percentage of net sales increased by 20 basis points to 36.8%, and selling, general and administrative expenses as a percentage of net sales decreased 130 basis points to 28.1%. We refer to these types of rate improvements as "leverage" on additional sales.

In the first quarter of 2004, we incurred prepayment and deferred debt costs of $20.8, or $0.08 per diluted share, upon prepayment of $197.7 of long-term debt. We did not incur similar costs in 2005, which also improved our 2005 results in relation to the 2004 results.

Sales
-----
Total sales increased 7.7% for the quarter over the same period in the prior year primarily due to same-store sales increases. Same-store sales increased 6.2% for the quarter. Both our Full-Line and Rack stores had overall and same-store sales increases which suggest that our merchandise offering is continuing to appeal to customers. All of our geographic regions and major merchandise divisions reported same-store sales increases in the first quarter of 2005. Our strongest regional performances were in the Southwest and Southern States and our best performing merchandise divisions were cosmetics, accessories, the designer and junior segment of women's apparel and men's apparel.

In addition, total sales benefited from the six Full-Line stores and two Rack stores opened since May 2003, increasing our retail square footage by 5% during the last two years.

Gross Profit
------------

                                                        First Quarter
                                                     -------------------
                                                       2005       2004
                                                     --------   --------
Gross profit as a percentage of net sales                36.8%      36.6%

Gross profit as a percentage of net sales improved 20 basis points for the quarter ended April 30, 2005. We experienced slightly higher markdown levels compared to the prior period. The higher markdowns were more than offset by leverage on buying and occupancy expenses resulting from the same-store sales increase. We continued to benefit from our perpetual inventory system, which gives us better visibility into sales trends and on-hand content, allowing us to more effectively manage our merchandise and meet customer demand. We maintained our inventory levels consistent with the prior year, even though our sales and square footage grew in the first quarter of 2005. This resulted in a 2.9% decline in our average inventory per square foot compared to the prior year.








                                  13 of 20

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Selling, General and Administrative Expense
-------------------------------------------

                                                       First Quarter
                                                    -------------------
                                                      2005       2004
                                                    --------   --------
Selling, general and
  administrative expenses
  as a percentage of net sales                          28.1%      29.4%

Selling, general and administrative expenses as a percentage of net sales improved 130 basis points for the quarter ended April 30, 2005. This was primarily from leverage on same-store sales increases as we used our existing infrastructure to support increased sales. We continued to control and leverage our fixed general and administrative expenses, especially non-selling labor and employee benefits. In addition, our credit expenses, which includes bad debt provisions on the Nordstrom private label charge card, improved over the prior year due to reductions in delinquent receivables.

Interest Expense
----------------
Interest expense, net decreased by $24.0 to $12.6 for the quarter ended April 30, 2005 compared to the same period in 2004. The decrease is primarily due to debt prepayment costs of $20.8 incurred in 2004 in connection with a $197.7 debt buyback.

Other Income Including Finance Charges, net
-------------------------------------------
Other income including finance charges, net increased by $3.2 for the quarter ended April 30, 2005. The increase is primarily due to growth in our co-branded Nordstrom VISA credit card transaction volume and related finance charges.

Seasonality
------------
Our business, like that of other retailers, is subject to seasonal fluctuations. Our Anniversary sale in July and the holidays in December typically result in higher sales in the second and fourth quarters of our fiscal years. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Overall, cash and short-term investments decreased by $33.0 in the first quarter of 2005 to $369.4 as of April 30, 2005, as we used our cash from operations for capital expenditures and dividends.

Operating Activities
--------------------
Cash flow from operating activities increased by $49.7 to $41.2 in 2005 as compared to the prior period, due to higher net earnings, slower growth in our investment in asset backed securities and increased property incentives. Payments received for property incentives increased in the first quarter of 2005 in connection with the planned increase in new stores opening in fiscal 2005 as compared to the prior period. This was partially offset by the increase in performance-based compensation payments as a result of the improvement in our 2004 financial results as compared to 2003.




                                   14 of 20

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Investing Activities
--------------------
Net cash used in investing activities increased in 2005 as compared to 2004. While capital expenditures remained consistent with the prior period, we used cash to purchase a net $11.9 of our short-term investments in 2005, compared to receiving cash of $91.0, net by selling short-term investments in the prior period.

Year to date, we opened one Full-Line store in Atlanta, Georgia.
Additionally, we expect to open three Full-Line stores this year, in San Antonio, Texas; Irvine, California; and Dallas, Texas. Gross square footage for the year is expected to increase approximately 3 percent, from 19,397,000 at the beginning of 2005 to 20,019,000.

Financing Activities
--------------------
Net cash used in financing activities decreased in 2005 as compared to 2004. In the first quarter of 2004, we retired $196.8 of our 8.95% senior notes and $1.0 of our 6.7% medium-term notes for a total cash payment of $219.6, which included prepayment premiums of $21.8.

Our debt to capital ratio decreased from 37.3% at May 1, 2004 to 35.2% at April 30, 2005. In the second quarter of 2005, we plan to repay the remaining $96.0 of our 6.7% medium-term notes that are due in July 2005 with cash on hand. This will reduce our debt to capital ratio even further to approximately 33%.

In February 2005, our Board of Directors authorized $500.0 of share repurchases. The prior $300.0 authorization was completed during the fourth quarter of 2004. The actual number and timing of share repurchases will be subject to market conditions and applicable SEC rules. Year to date, we have purchased 887,200 shares for $47.7 at an average price of $53.82 per share. There were no share repurchases for the same period in 2004.

In the first quarter of 2005, the repurchases of our common stock was offset by proceeds from the exercise of stock options and the employee stock purchase plan of $47.8 compared to $32.2 for the same period in the prior year.

Liquidity
---------
We maintain a level of liquidity to allow us to cover our seasonal cash needs and to minimize our need for short-term borrowings. We believe that our operating cash flows, existing cash and available credit facilities are sufficient to finance our cash requirements for the next 12 months. We plan to pay the remaining $96.0 of our 6.7% medium-term notes due in July 2005 with existing cash.

Over the long term, we strive to manage our cash and capital structure to maximize shareholder return, strengthen our financial position and maintain flexibility for future strategic initiatives. We continuously assess our debt and leverage levels, capital expenditure requirements, principal debt payments, dividend payouts, potential share repurchases, and future investments or acquisitions. We believe our operating cash flows, existing cash, and available credit facilities, as well as any potential future borrowing facilities will be sufficient to fund these scheduled future payments and potential long-term initiatives.






                                   15 of 20

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

CRITICAL ACCOUNTING POLICIES
----------------------------
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.
We regularly evaluate our estimates, including those related to off-balance sheet financing, inventory valuation, sales return accruals, self-insurance liabilities, doubtful accounts, intangible assets, income taxes, post-retirement benefits, contingent liabilities and litigation. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our accounting policies and methodologies in the first quarter of 2005 are consistent with those discussed in our 2004 Annual Report.

Effective February 2005, Nordstrom Direct sales, which include catalog and Internet, are included in same-store sales. See Note 7 in our Notes to Condensed Consolidated Financial Statements on page 11 for further details.

FORWARD-LOOKING INFORMATION CAUTIONARY STATEMENT
------------------------------------------------
The preceding disclosures included forward-looking statements regarding our performance, liquidity, capital expenditures and adequacy of capital resources. These statements are based on our current assumptions and expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Forward-looking statements are qualified by the risks and challenges posed by our ability to predict fashion trends, consumer apparel buying patterns, our ability to control costs, weather conditions, hazards of nature, trends in personal bankruptcies and bad debt write-offs, changes in interest rates, employee relations, our ability to continue our expansion plans, potential opportunities that may be related to the current changes in our industry, changes in governmental or regulatory requirements, and the impact of economic and competitive market forces, including the impact of terrorist activity or the impact of a war on us, our customers and the retail industry. As a result, while we believe there is a reasonable basis for the forward-looking statements, you should not place undue reliance on those statements. We undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements.

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


                                   16 of 20

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

We entered into a settlement agreement with the plaintiffs and the other defendants on July 13, 2003. In furtherance of the settlement agreement, the case was re-filed in the United States District Court for the Northern District of California on behalf of a class of all persons who currently reside in the United States and who purchased "Department Store" cosmetics from the defendants during the period May 29, 1994 through July 16, 2003. The Court gave preliminary approval to the settlement, and a summary notice of class certification and the terms of the settlement were disseminated to class members. On March 30, 2005, the Court entered a final judgment approving the settlement and dismissing the plaintiffs' claims and the claims of all class members with prejudice, in their entirety. On April 29, 2005, two class members who had objected to the settlement filed notices of appeal from the Court's final judgment to the United States Court of Appeals for the Ninth Circuit. It is uncertain when the appeals will be resolved, but the appeal process could take as much as two years or more. If the Court's final judgment approving the settlement is affirmed on appeal, or the appeals are dismissed, the defendants will provide class members with certain free products and pay the plaintiffs' attorneys' fees, awarded by the Court of $24 million. Our share of the cost of the settlement will not have a material adverse effect on our financial condition, results of operations or cash flows.

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












                                   17 of 20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

(c)  Repurchases
     -----------

(dollars in millions except per share amounts)

          Total                     Total Number          Maximum Number (or
          Number of     Average     of Shares (or Units)  Approximate Dollar Value)
          Shares        Price Paid  Purchased as Part of  of Shares (or Units) that
          (or Units)    Per Share   Publicly Announced    May Yet Be Purchased Under
          Purchased     (or Units)  Plans or Programs     the Plans or Programs (2)
          ----------    ----------  --------------------  --------------------------
Feb. 2005          -             -                     -                           -
(1/30/05 to
2/26/05)
          ----------    ----------  --------------------  --------------------------
Mar. 2005    467,200        $53.73               467,200                        $475
(2/27/05 to
4/2/05)
          ----------    ----------  --------------------  --------------------------
April 2005   420,557 (1)    $53.92               420,000                        $452
(4/3/05 to
4/30/05)
          ----------    ----------  --------------------  --------------------------
Total        887,757        $53.82               887,200                        $452
          ----------    ----------  --------------------  --------------------------

(1) Included in this balance are 557 shares that were not redeemed as part of a publicly announced repurchase plan or program. These shares were owned and tendered by an employee to Nordstrom as payment for an option exercise.

(2) In February 2005, the Board of Directors authorized $500.0 of share repurchases. The prior $300.0 authorization was completed during the fourth quarter of 2004. The actual number and timing of share repurchases will be subject to market conditions and applicable SEC rules. Year to date, we have purchased 887,200 shares for $47.7 at an average price of $53.82 per share.


Item 6.  Exhibits
-----------------
Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on page 20 hereof.






















                                   18 of 20

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


Date:  June 7, 2005
       -----------------












































                                   19 of 20

NORDSTROM INC. AND SUBSIDIARIES

Exhibit Index

Exhibit                                    Method of Filing
-------                                    ----------------
31.1  Certification of President           Filed herewith electronically
       required by Section 302(a) of
       the Sarbanes-Oxley Act of 2002

31.2  Certification of Chief Financial     Filed herewith electronically
       Officer required by Section 302(a)
       of the Sarbanes-Oxley Act of 2002

32.1  Certification of President and       Furnished herewith electronically
       Chief Financial Officer pursuant
       to 18 U.S.C. 1350, as adopted
       pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002











































                                   20 of 20