Form 10-Q
period 2005-07-30
NORDSTROM INC
filed 2005-09-01
CIK 72333

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). YES        NO  X
                                               _____     _____

Common stock outstanding as of August 19, 2005: 273,352 shares of common stock.





                                   1 of 22

                       NORDSTROM, INC. AND SUBSIDIARIES
                       --------------------------------
                                    INDEX
                                    -----
                                                                        Page
                                                                       Number
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)

             Condensed Consolidated Statements of Earnings
               Quarter and Year to Date ended July 30, 2005
               and July 31, 2004                                          3

             Condensed Consolidated Balance Sheets
               July 30, 2005, January 29, 2005 and July 31, 2004          4

             Condensed Consolidated Statements of Shareholders' Equity
               Year to Date ended July 30, 2005 and July 31, 2004         5

             Condensed Consolidated Statements of Cash Flows
               Year to Date ended July 30, 2005 and July 31, 2004         6

             Notes to Condensed Consolidated Financial Statements         7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         13

    Item 4.  Controls and Procedures                                     17

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                           18

    Item 2.  Unregistered Sales of Equity Securities and Use
               of Proceeds                                               19

    Item 4.  Submission of Matters to a Vote of Security Holders         20

    Item 6.  Exhibits                                                    20

SIGNATURES                                                               21

INDEX TO EXHIBITS                                                        22



















                                   2 of 22

                       NORDSTROM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
        (amounts in thousands except per share amounts and percentages)
                                 (unaudited)

                                   Quarter Ended         Year to Date Ended
                              ----------------------   ----------------------
                                July 30,    July 31,     July 30,   July 31,
                                 2005        2004         2005        2004
                              ----------  ----------   ----------  ----------
Net sales                     $2,106,438  $1,953,480   $3,760,912  $3,488,970
Cost of sales and related
  buying and occupancy costs  (1,347,515) (1,270,892)  (2,393,680) (2,243,824)
                              ----------  ----------   ----------  ----------
Gross profit                     758,923     682,588    1,367,232   1,245,146
Selling, general and
  administrative expenses       (551,196)   (536,233)  (1,016,618)   (988,967)
                              ----------  ----------   ----------  ----------
Operating income                 207,727     146,355      350,614     256,179
Interest expense, net            (10,904)    (14,091)     (23,543)    (50,775)
Other income including finance
  charges, net                    44,970      43,002       87,702      82,489
                              ----------  ----------    ---------    --------
Earnings before income taxes     241,793     175,266      414,773     287,893
Income tax expense               (92,875)    (68,351)    (161,317)   (112,251)
                              ----------  ----------    ---------    --------
Net earnings                  $  148,918  $  106,915    $ 253,456  $  175,642
                              ==========  ==========    =========  ==========

Basic earnings per share      $     0.54  $     0.38    $     0.93  $    0.63
Diluted earnings per share    $     0.53  $     0.37    $     0.91  $    0.62
Basic shares                     273,379     281,469       273,225    279,844
Diluted shares                   279,169     286,994       278,832    285,481

                                   Quarter Ended          Year to Date Ended
                              ----------------------    ----------------------
                                July 30,    July 31,     July 30,    July 31,
(% of Net sales)(1)              2005         2004         2005        2004
                              ----------  ----------    ----------  ----------
Net sales                        100.0%      100.0%       100.0%      100.0%
Cost of sales and related
  buying and occupancy costs     (64.0%)     (65.1%)      (63.6%)     (64.3%)
                              ----------  ----------    ----------  ----------
Gross profit                      36.0%       34.9%        36.4%       35.7%
Selling, general and
  administrative expenses        (26.2%)     (27.5%)      (27.0%)     (28.3%)
                              ----------  ----------    ----------  ----------
Operating income                   9.9%        7.5%         9.3%        7.3%
Interest expense, net             (0.5%)      (0.7%)       (0.6%)      (1.5%)
Other income including finance
  charges, net                     2.1%        2.2%         2.3%        2.4%
                              ----------  ----------    ----------  ----------
Earnings before income taxes      11.5%        9.0%        11.0%        8.3%
Income tax expense(2)            (38.4%)     (39.0%)      (38.9%)     (39.0%)
                              ----------  ----------    ----------  ----------
Net earnings                       7.1%        5.5%         6.7%        5.0%
                              ==========  ==========    ==========  ==========

(1) Subtotals and totals may not foot due to rounding
(2) Percent of earnings before income taxes

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                                   3 of 22

                       NORDSTROM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (amounts in thousands)
                                 (unaudited)

                                            July 30,   January 29,    July 31,
                                              2005         2005         2004
                                           ----------   ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents                $  462,875   $  360,623   $  319,332
  Short-term investments                       34,000       41,825      165,575
  Accounts receivable, net                    701,882      645,663      721,510
  Investment in asset backed securities       515,596      422,416      381,940
  Merchandise inventories                     989,365      917,182    1,024,853
  Current deferred tax assets                 140,745      131,547      132,158
  Prepaid expenses and other                   50,101       53,188       48,105
                                           ----------   ----------   ----------
  Total current assets                      2,894,564    2,572,444    2,793,473

Land, buildings and equipment (net of
  accumulated depreciation of $2,444,359,
  $2,310,607 and $2,221,299)                1,771,492    1,780,366    1,772,752
Goodwill, net                                  51,714       51,714       51,714
Tradename, net                                 84,000       84,000       84,000
Other assets                                  114,643      116,866      110,942
                                           ----------   ----------   ----------
TOTAL ASSETS                               $4,916,413   $4,605,390   $4,812,881
                                           ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                         $  714,429   $  482,394   $  699,432
  Accrued salaries, wages
    and related benefits                      226,307      287,904      241,823
  Other current liabilities                   365,569      354,201      305,992
  Income taxes payable                        107,713      115,556       86,309
  Current portion of long-term debt             4,840      101,097      103,129
                                           ----------   ----------   ----------
  Total current liabilities                 1,418,858    1,341,152    1,436,685

Long-term debt                                923,952      929,010      927,227
Deferred property incentives, net             355,197      367,087      391,837
Other liabilities                             199,724      179,147      185,692

Shareholders' Equity:
  Common stock, no par:
    1,000,000 shares authorized;
    273,683, 271,331 and 282,871 shares
    issued and outstanding                    646,684      552,655      517,718
  Unearned stock compensation                    (550)        (299)        (448)
  Retained earnings                         1,365,888    1,227,303    1,346,035
  Accumulated other comprehensive
    earnings                                    6,660        9,335        8,135
                                           ----------   ----------   ----------
  Total shareholders' equity                2,018,682    1,788,994    1,871,440
                                           ----------   ----------   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                     $4,916,413   $4,605,390   $4,812,881
                                           ==========   ==========   ==========


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                                   4 of 22

                       NORDSTROM, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (amounts in thousands except per share amounts)
                                 (unaudited)

                                                                    Accumulated Other
                            Common Stock       Unearned    Retained  Comprehensive
                         Shares       Amount Compensation  Earnings     Earnings        Total
                       -----------------------------------------------------------------------
Balance at
  January 29, 2005          271,331  $552,655    $(299)   $1,227,303    $9,335      $1,788,994

Net earnings                      -         -        -       253,456         -         253,456
Other comprehensive earnings:
  Foreign currency
    translation adjustment        -         -        -             -    (1,743)         (1,743)
  Fair value adjustment to
    investment in asset backed
    securities, net of tax
    of $596                       -         -        -             -      (932)           (932)
                                                                                      --------
Comprehensive net earnings        -         -        -             -         -         250,781
Cash dividends paid
  ($0.15 per share)               -         -        -       (40,994)        -         (40,994)
Issuance of common stock for:
  Stock option plans          4,389    81,439        -             -         -          81,439
  Employee stock purchase
     plan                       532     9,484        -             -         -           9,484
  Stock-based compensation      124     3,106     (251)            -         -           2,855
Repurchase of common
  stock                      (2,693)        -        -       (73,877)        -         (73,877)
                         ---------------------------------------------------------------------
Balance at July 30, 2005    273,683  $646,684    $(550)   $1,365,888    $6,660      $2,018,682
                         =====================================================================


                                                                    Accumulated Other
                            Common Stock       Unearned    Retained  Comprehensive
                         Shares       Amount Compensation  Earnings     Earnings        Total
                       -----------------------------------------------------------------------
Balance at
  January 31, 2004          276,753  $424,645    $(597)   $1,201,093    $8,868      $1,634,009

Net earnings                      -         -        -       175,642         -         175,642
Other comprehensive earnings:
  Foreign currency
    translation adjustment        -         -        -             -       160             160
  Fair value adjustment to
    investment in asset backed
    securities, net of tax
    of $571                       -         -        -             -      (893)           (893)
                                                                                      --------
Comprehensive net earnings        -         -        -             -         -         174,909
Cash dividends paid
  ($0.11 per share)              -         -        -        (30,700)        -         (30,700)
Issuance of common stock for:
  Stock option plans          5,393    82,040        -             -         -          82,040
  Employee stock purchase
     plan                       570     6,683        -             -         -           6,683
  Stock-based compensation      155     4,350      149             -         -           4,499
                         ---------------------------------------------------------------------
Balance at July 31, 2004    282,871  $517,718    $(448)   $1,346,035    $8,135      $1,871,440
                         =====================================================================

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.









                                   5 of 22

                            NORDSTROM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (amounts in thousands)
                                      (unaudited)

                                                               Year to Date Ended
                                                            -------------------------
                                                              July 30,       July 31,
                                                               2005           2004
                                                            ----------     ----------
OPERATING ACTIVITIES:
  Net earnings                                                $253,456       $175,642
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization of
      buildings and equipment                                  137,436        130,235
    Amortization of deferred property incentives
      and other, net                                           (15,664)       (15,690)
    Stock-based compensation expense                             7,474          5,482
    Deferred income taxes, net                                   2,420         (3,595)
    Tax benefit on stock option exercises
      and employee stock purchases                              26,872         17,823
    Provision for bad debt expense                              10,064         12,731
    Change in operating assets and liabilities:
      Accounts receivable                                      (67,230)       (68,087)
      Investment in asset backed securities                    (94,112)      (111,110)
      Merchandise inventories                                  (71,717)      (111,810)
      Prepaid expenses                                             (71)          (463)
      Other assets                                              (1,936)       (10,462)
      Accounts payable                                         191,087        193,469
      Accrued salaries, wages and related benefits             (67,260)       (34,864)
      Other current liabilities                                   (938)        (8,710)
      Income taxes payable                                      (7,842)         1,505
      Property incentives                                       21,613            689
      Other liabilities                                         15,959         19,529
                                                            ----------     ----------
Net cash provided by operating activities                      339,611        192,314
                                                            ----------     ----------
INVESTING ACTIVITIES:
  Capital expenditures                                        (131,384)      (102,201)
  Proceeds from sale of assets                                       -          5,473
  Sales of short-term investments                              297,325      1,979,050
  Purchases of short-term investments                         (289,500)    (1,968,625)
  Other, net                                                      (139)           205
                                                            ----------     ----------
Net cash used in investing activities                         (123,698)       (86,098)
                                                            ----------     ----------
FINANCING ACTIVITIES:
  Principal payments on long-term debt                         (98,650)      (201,325)
  Increase in cash book overdrafts                              35,633         33,959
  Proceeds from exercise of stock options                       55,413         64,624
  Proceeds from employee stock purchase plan                     8,640          6,277
  Cash dividends paid                                          (40,994)       (30,700)
  Repurchase of common stock                                   (73,913)             -
  Other, net                                                       210              -
                                                            ----------     ----------
Net cash used in financing activities                         (113,661)      (127,165)
                                                            ----------     ----------
Net increase (decrease) in cash and cash equivalents           102,252        (20,949)
Cash and cash equivalents at beginning of period               360,623        340,281
                                                            ----------     ----------
Cash and cash equivalents at end of period                    $462,875       $319,332
                                                            ==========     ==========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

                                   6 of 22

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (amounts in thousands except per share amounts and percentages)
                                 (unaudited)

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

Critical Accounting Policies
----------------------------
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.
We regularly evaluate our estimates, including those related to off-balance sheet financing, inventory valuation, sales return accruals, self-insurance liabilities, doubtful accounts, intangible assets, income taxes, post-retirement benefits, contingent liabilities and litigation. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our accounting policies and methodologies in 2005 are consistent with those discussed in our 2004 Annual Report.

Two-for-one Stock Split
-----------------------
On May 24, 2005, our Board of Directors approved a two-for-one stock split of our outstanding common stock and a proportional increase in the number of common shares authorized from 500,000 to 1,000,000. Additional shares issued as a result of the stock split were distributed on June 30, 2005 to shareholders of record as of June 13, 2005. The shares and per share information included herein have been adjusted to reflect this stock split.

Stock Compensation
------------------
We apply APB No. 25, "Accounting for Stock Issued to Employees," in measuring compensation costs under our stock-based compensation programs, which is described more fully in our 2004 Annual Report.

We expect to adopt SFAS No. 123(R), "Share-Based Payment" in the first quarter of 2006. In connection with the implementation of SFAS No. 123(R), the SEC Staff issued additional guidance recently for stock options granted to employees who will be eligible to retire before the normal vesting of their stock options. If we had followed the SEC Staff's recently issued guidance, the impact would be immaterial in the first half of 2005 and 2004.

The table below illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."



                                   7 of 22

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (amounts in thousands except per share amounts and percentages)
                                 (unaudited)

Note 1 - Summary of Significant Accounting Policies (Cont.)

                                    Quarter Ended        Year to Date Ended
                                ----------------------  ---------------------
                                  July 30,    July 31,   July 30,   July 31,
                                    2005        2004       2005       2004
                                ----------  ----------  ----------  ---------
Net earnings, as reported         $148,918    $106,915    $253,456   $175,642
Add: stock-based compensation
 expense included in reported
 net earnings, net of tax            3,696       2,573       4,567      3,344
Deduct: stock-based
 compensation expense determined
 under fair value, net of tax       (7,911)     (7,848)    (13,628)   (13,673)
                                ----------  ----------  ----------  ---------
Pro forma net earnings            $144,703    $101,640    $244,395   $165,313
                                ==========  ==========  ==========  =========
Earnings per share:
   Basic - as reported               $0.54       $0.38       $0.93      $0.63
   Diluted - as reported             $0.53       $0.37       $0.91      $0.62

   Basic - pro forma                 $0.53       $0.36       $0.89      $0.59
   Diluted - pro forma               $0.52       $0.35       $0.88      $0.58


Note 2 - Post-retirement Benefits

The expense components of our Supplemental Executive Retirement Plan, which provides retirement benefits to certain officers and select employees, are as follows:

                                 Quarter Ended           Year to Date Ended
                            ------------------------  ------------------------
                              July 30,     July 31,     July 30,     July 31,
                                2005         2004         2005         2004
                            -----------  -----------  -----------  -----------
Service cost                       $496         $372         $909         $744
Interest cost                     1,027          991        2,045        1,982
Amortization of net loss            413          386          827          772
Amortization of prior
   service cost                     255          240          495          480
                            -----------  -----------  -----------  -----------
Total expense                    $2,191       $1,989       $4,276       $3,978
                            ===========  ===========  ===========  ===========









                                   8 of 22

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (amounts in thousands except per share amounts and percentages)
                                 (unaudited)


Note 3 - Earnings Per Share

                                 Quarter Ended           Year to Date Ended
                            ------------------------  ------------------------
                             July 30,      July 31,     July 30,     July 31,
                               2005         2004         2005         2004
                            -----------  -----------  -----------  -----------
Net earnings                   $148,918     $106,915     $253,456     $175,642
                            ===========  ===========  ===========  ===========
Basic shares                    273,379      281,469      273,225      279,844
Dilutive effect of
   stock options and
   performance share units        5,790        5,525        5,607        5,637
                            -----------  -----------  -----------  -----------
Diluted shares                  279,169      286,994      278,832      285,481
                            ===========  ===========  ===========  ===========
Basic earnings per share          $0.54        $0.38        $0.93        $0.63
Diluted earnings per share        $0.53        $0.37        $0.91        $0.62

Antidilutive stock options
   and other                        150            -          150           20

Note 4 - Accounts Receivable

The components of accounts receivable are as follows:

                                      -------------------------------------
                                        July 30,   January 29,    July 31,
                                          2005         2005         2004
                                      -----------  -----------  -----------
Trade receivables:
   Unrestricted                          $ 29,182     $ 31,400     $ 24,228
   Restricted                             601,972      568,062      618,109
Allowance for doubtful accounts           (18,259)     (19,065)     (19,934)
                                      -----------  -----------  -----------
Trade receivables, net                    612,895      580,397      622,403

Other                                      88,987       65,266       99,107
                                      -----------  -----------  -----------
Accounts receivable, net                 $701,882     $645,663     $721,510
                                      ===========  ===========  ===========

Our restricted trade receivables relate to our Nordstrom private label retail card, which back the $300,000 Class A notes and the $150,000 variable funding note. The unrestricted trade receivables consist primarily of our Faconnable trade receivables and Nordstrom private label receivables that are not eligible for securitization, such as foreign and business receivables exceeding a contractual threshold.

Other accounts receivable consist primarily of credit card receivables due from third party financial institutions and vendor rebates, which are believed to be fully realizable as they are collected soon after they are earned.

                                    9 of 22

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (amounts in thousands except per share amounts and percentages)
                                 (unaudited)

Note 5 - Investment in Asset Backed Securities

Our investment in asset backed securities and the off-balance sheet financing are described in Note 9 of our 2004 Annual Report. The following table presents the co-branded Nordstrom VISA credit card balances and the estimated fair value of our investment in asset backed securities:

                                             --------------------------------
                                              July 30,  January 29,  July 31,
                                                2005        2005      2004
                                             ---------- ---------- ----------
Total face value of co-branded Nordstrom
   VISA credit card principal receivables      $703,237   $612,549   $567,975
                                             ========== ========== ==========

Securities issued by the VISA Trust:
  Off-balance sheet (sold to third parties):
    2002 Class A & B Notes at par value        $200,000   $200,000   $200,000
                                             ========== ========== ==========
  Amounts recorded on balance sheet:
    Investment in asset backed
    securities at fair value                   $515,596   $422,416   $381,940
                                             ========== ========== ==========

In 2004, we revised the repayment period assumption in our valuation model that we use to determine the fair value of the VISA Trust. The 2004 repayment period assumption is based on historical payment, default and finance charge yield experience on a specific account basis. The prior repayment period assumption was based on our ongoing payment experience, which included payments by card holders who pay their account balance in full each month. While the assumptions used below are different in 2004, the impact of the assumption change was not significant and does not reflect a change in the underlying quality of the portfolio. The following table presents the key assumptions we use to value the investment in asset backed securities:

                                  ------------------------------------------
                                    July 30,      January 29,      July 31,
                                      2005            2005           2004
                                  ------------   ------------   ------------
Weighted average remaining life
 (in months)                              7.2            8.1            2.3
Average credit losses                     6.9%           6.9%           5.0%
Average gross yield                      17.5%          15.8%          17.7%
Weighted average coupon on issued
  securities                              4.6%           3.8%           1.8%
Average payment rates                     8.2%           7.5%          24.1%
Discount rate on investment in
  asset backed securities         5.6% to 9.7%   4.5% to 9.0%  7.5% to 13.3%







                                    10 of 22

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (amounts in thousands except per share amounts and percentages)
                                 (unaudited)

Note 5 - Investment in Asset Backed Securities (Cont.)

The following table summarizes the income earned by the investment in asset backed securities that is included in other income including finance charges, net on the condensed consolidated statements of earnings:

                            Quarter Ended             Year to Date Ended
                        ------------------------  ------------------------
                          July 30,     July 31,      July 30,     July 31,
                            2005         2004         2005         2004
                        -----------  -----------  -----------  -----------
Interest income             $18,403      $13,426      $32,567      $25,668
Gains on sales of
  receivables and
  other income                7,458        3,953       13,344        7,755
                        -----------  -----------  -----------  -----------
                            $25,861      $17,379      $45,911      $33,423
                        ===========  ===========  ===========  ===========

Note 6 - Debt

We retired the remaining $96,027 of our 6.7% medium-term notes when they matured in July 2005.

To manage our interest rate risk, we have an interest rate swap outstanding recorded in other liabilities. Our swap has a $250,000 notional amount, expires in 2009 and is designated as a fully effective fair value hedge. Under the agreement, we receive a fixed rate of 5.63% and pay a variable rate based on LIBOR plus a margin of 2.3% set at six-month intervals (6.238% at July 30, 2005.) The fair value of our interest rate swap is as follows:

                                        -------------------------------------
                                          July 30,   January 29,    July 31,
                                            2005         2005         2004
                                        -----------  -----------  -----------
Interest rate swap fair value              $(10,507)     $(7,821)    $(11,901)


















                                   11 of 22

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (amounts in thousands except per share amounts and percentages)
                                 (unaudited)

Note 7 - Segment Reporting

The following tables set forth the information for our reportable segments and a reconciliation to the consolidated totals:

Quarter ended                  Retail      Credit  Catalog/    Corporate
July 30, 2005                Stores(1) Operations  Internet    and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales                  $2,020,234          $-   $86,204           $-             $-  $2,106,438
Intersegment revenues           4,920      11,826         -            -        (16,746)          -
Interest expense, net            (144)     (6,311)        -       (4,449)             -     (10,904)
Other income including
  finance charges, net         (3,364)     58,706       (17)     (10,355)             -      44,970
Earnings before taxes         273,585      13,408    10,253      (55,453)             -     241,793

Quarter ended                  Retail      Credit  Catalog/    Corporate
July 31, 2004                  Stores  Operations  Internet    and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales                  $1,868,808          $-   $84,672           $-             $-  $1,953,480
Intersegment revenues           9,723      11,051         -            -        (20,774)          -
Interest expense, net            (138)     (5,862)       18       (8,109)             -     (14,091)
Other income including
  finance charges, net         (1,176)     51,613      (212)      (7,223)             -      43,002
Earnings before taxes         211,593       9,837     4,246      (50,410)             -     175,266

Year to date ended             Retail      Credit  Catalog/    Corporate
July 30, 2005                Stores(1) Operations  Internet    and Other   Eliminations      Total
---------------------------------------------------------------------------------------------------
Net sales                  $3,590,757          $-  $170,155           $-             $-  $3,760,912
Intersegment revenues           8,703      19,720         -            -        (28,423)          -
Interest expense, net            (325)    (12,548)        -      (10,670)             -     (23,543)
Other income including
  finance charges, net         (4,795)    108,735       (36)     (16,202)             -      87,702
Earnings before taxes         479,808      25,001    17,819     (107,855)             -     414,773
Assets                      2,721,448   1,169,190   111,066      914,709              -   4,916,413

Year to date ended             Retail      Credit  Catalog/    Corporate
July 31, 2004                  Stores  Operations  Internet    and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales                  $3,323,415          $-  $165,555           $-             $-  $3,488,970
Intersegment revenues          13,760      18,651         -            -        (32,411)          -
Interest expense, net (2)        (263)    (11,225)       87      (39,374)             -     (50,775)
Other income including
  finance charges, net         (3,850)     99,144      (446)     (12,359)             -      82,489
Earnings before taxes         388,716      19,960    10,237     (131,020)             -     287,893
Assets                      2,736,279   1,042,091   120,729      913,782              -   4,812,881

As of July 30, 2005, January 29, 2005, and July 31, 2004, Retail Stores assets included $35,998 of goodwill and $84,000 of tradename, and Catalog/Internet assets included $15,716 of goodwill.

(1) Beginning in the first quarter of 2005, we started to integrate the merchandise buying and marketing activities of our Retail Stores and Catalog/Internet segments. In 2005, the expenses for these activities are included in the Retail Stores segment.

(2) During the first quarter of 2004, we retired $196,770 of our 8.95% senior notes and $973 of our 6.7% medium-term notes for a total cash payment of $219,587. We recorded a pre-tax charge of $20,842 in interest expense, net related to this purchase in Corporate and Other.






                                    12 of 22

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (amounts in thousands except per share amounts and percentages)
                                 (unaudited)

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

RESULTS OF OPERATIONS
---------------------

Overview
--------
Earnings for the second quarter of 2005 increased 39% to $148.9, or $0.53 per diluted share, from $106.9, or $0.37 per diluted share, for the same period in 2004. For the year to date period ended July 30, 2005, earnings increased 44% to $253.5, or $0.91 per diluted share, from $175.6, or $0.62 per diluted share, for the same period in 2004.

For the second quarter of 2005, we planned to achieve same-store sales increases over last year in the low single digits. Our actual same-store sales were 6.2% greater than last year for both the quarter and year to date periods ended July 30, 2005. We held our fixed operating costs in-line with our plan for both the quarter and year to date periods. As a result of the additional same-store sales and the control of fixed operating expenses, we increased our earnings and we improved two key operating metrics for the quarter and year to date periods ended July 30, 2005 as compared to the same periods in 2004: gross profit as a percentage of net sales, which increased 110 basis points for the quarter and 70 basis points for the year to date period, and selling, general and administrative expenses as a percentage of net sales, which improved 130 basis points for the quarter and year to date periods. We refer to these types of rate improvements as "leverage" on additional sales.

In the first quarter of 2004, we incurred prepayment and deferred debt costs of $20.8, or $0.08 per diluted share, upon prepayment of $197.7 of long-term debt. We did not incur similar costs in 2005, which also improved our year to date 2005 results in relation to the 2004 results.












                                  13 of 22

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Net Sales
---------
Total net sales increased 7.8% for both the quarter and year to date periods over the same periods in the prior year, primarily due to same-store sales increases. Same-store sales increased 6.2% for both the quarter and year to date periods. Both our Full-Line and Rack stores had overall and same-store sales increases, suggesting that our merchandise offering is continuing to appeal to customers. In addition, same-store sales for our Anniversary Sale event, which has a material impact to the second quarter, increased in the mid-single digit range. For both the quarter and year to date periods:

     -  all of our geographic regions reported same-store sales increases,
     - our strongest regional performances were in the Southern and Southwest states, and
     - our best performing merchandise divisions were accessories, men's wear, cosmetics, and the designer and junior segments of women's apparel.

In addition, total sales benefited from the six Full-Line stores and two Rack stores opened since August 2003, increasing our retail square footage by 5% during the last two years.

Gross Profit
------------
                                     Second Quarter        Year to Date
                                  -------------------   -------------------
                                     2005       2004       2005      2004
                                  --------   --------   --------   --------
Gross profit as a percentage
  of net sales                       36.0%      34.9%      36.4%      35.7%

Gross profit as a percentage of net sales improved 110 basis points for the quarter and 70 basis points for the year to date period ended July 30, 2005. The quarter and year to date performance was due to leverage on buying and occupancy expenses from increased sales volume and lower markdowns. Our inventory levels declined slightly compared to the prior year, consistent with our goal of improving our inventory turnover rate (the inventory turnover rate for the last four quarters was 4.58 at July 2005 and 4.25 at July 2004). This resulted in a 2.1% reduction in our average inventory per square foot compared to the prior year.

Selling, General and Administrative Expense
-------------------------------------------

                                     Second Quarter        Year to Date
                                  -------------------   -------------------
                                     2005       2004       2005      2004
                                  --------   --------   --------   --------
Selling, general and
  administrative expenses
  as a percentage of net sales       26.2%      27.5%      27.0%      28.3%

Selling, general and administrative expenses as a percentage of net sales improved 130 basis points for the quarter and year to date periods. The quarter and year to date performance was primarily from leverage on same-store sales increases as we used our existing infrastructure to support increased sales. We continued to control and leverage our fixed general and administrative expenses, especially non-selling labor.

                                   14 of 22

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Interest Expense, net
---------------------
Interest expense, net decreased by $3.2 to $10.9 for the quarter ended July 30, 2005 compared to the same period in 2004. The decrease is primarily due to increased interest income from higher cash balances.

Interest expense, net decreased by $27.2 to $23.5 for the year to date period ended July 30, 2005 compared to the same period in 2004. The decrease is primarily due to debt prepayment costs of $20.8 incurred in 2004 in connection with a $197.7 debt buyback. We did not incur similar costs in 2005.

Other Income Including Finance Charges, net
-------------------------------------------
Other income including finance charges, net increased by $2.0 for the quarter and $5.2 for the year to date period ended July 30, 2005. The increase is primarily due to growth in our co-branded Nordstrom VISA credit card transaction volume and related finance charges.

Seasonality
------------
Our business, like that of other retailers, is subject to seasonal fluctuations. Our Anniversary Sale in July and the holidays in December typically result in higher sales in the second and fourth quarters of our fiscal years. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Overall, cash and short-term investments increased by $94.4 in the first two quarters of 2005 to $496.9 as of July 30, 2005 due to cash from operations, which were partially offset by capital expenditures and a scheduled debt payment.

Operating Activities
--------------------
Net cash flow from operating activities increased by $147.3 to $339.6 in 2005 as compared to the prior period primarily due to the increase in our net earnings. Other factors that increased the 2005 cash flow from operations were our increased inventory turnover rate and property incentive receipts associated with stores opening in 2005.

Investing Activities
--------------------
Net cash used in investing activities increased in 2005 as compared to 2004, primarily due to capital expenditures for new stores and store remodels; this increase is offset from an overall perspective by the property incentive receipts, which are classified as operating activities.

Year to date, we opened one Full-Line store in Atlanta, Georgia.  Throughout
the remainder of the year, we plan to open three Full-Line stores.   Stores
will open in San Antonio, Texas at The Shops at La Cantera on September 16th and in Irvine, Calif. at The Irvine Spectrum on September 30th. The final opening of the year will be on November 11th in Dallas, Texas at NorthPark Center. Gross square footage for the year is expected to increase approximately 3.4%, from 19,397,000 to 20,048,000.






                                   15 of 22

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Financing Activities
--------------------
Net cash used in financing activities decreased $13.5 to $113.7 in 2005. In 2004 and 2005, we utilized cash on hand to retire debt. In both years, employee stock option exercises have increased our cash balances. Our cash dividends paid in 2005 increased as we returned a portion of our increased net earnings to our shareholders.

In August 2004, our Board of Directors authorized $300.0 of share repurchases. Following this authorization, we repurchased $300.0 of our common shares by the end of 2004. In February 2005, our Board of Directors authorized an additional $500.0 of share repurchases. The actual number and timing of share repurchases will be subject to market conditions and applicable SEC rules. Year to date in 2005, we have purchased 2,691,200 shares for $73.9 at an average price of $27.45 per share.

Liquidity
---------
We maintain a level of liquidity to allow us to cover our seasonal cash needs and to minimize our need for short-term borrowings. We believe that our operating cash flows, existing cash and available credit facilities are sufficient to finance our cash requirements for the next 12 months.

Over the long term, we strive to manage our cash and capital structure to maximize shareholder return, strengthen our financial position and maintain flexibility for future strategic initiatives. We continuously assess our debt and leverage levels, capital expenditure requirements, principal debt repayments, dividend payouts, potential share repurchases, and future investments or acquisitions. We believe our operating cash flows, existing cash, and available credit facilities, as well as any potential future borrowing facilities will be sufficient to fund scheduled future payments and potential long-term initiatives.

CRITICAL ACCOUNTING POLICIES
----------------------------
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.
We regularly evaluate our estimates, including those related to off-balance sheet financing, inventory valuation, sales return accruals, self-insurance liabilities, doubtful accounts, intangible assets, income taxes, post-retirement benefits, contingent liabilities and litigation. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our accounting policies and methodologies in 2005 are consistent with those discussed in our 2004 Annual Report.

Effective February 2005, Nordstrom Direct sales, which include catalog and Internet, are included in same-store sales. See Note 7 in our Notes to Condensed Consolidated Financial Statements on page 12 for further details.












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





















                                   17 of 22

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














                                   18 of 22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

(c)  Repurchases
     -----------

(dollars in millions except per share amounts)

          Total                     Total Number          Maximum Number (or
          Number of     Average     of Shares (or Units)  Approximate Dollar Value)
          Shares        Price Paid  Purchased as Part of  of Shares (or Units) that
          (or Units)    Per Share   Publicly Announced    May Yet Be Purchased Under
          Purchased     (or Units)  Plans or Programs     the Plans or Programs (3)
          ----------    ----------  --------------------  --------------------------
May 2005     609,015 (1)    $26.78               607,800                      $436.0
(5/1/05 to
5/28/05)
          ----------    ----------  --------------------  --------------------------
Jun. 2005    309,264 (2)    $31.89               309,000                      $426.1
(5/29/05 to
7/2/05)
          ----------    ----------  --------------------  --------------------------
Jul. 2005          -            $-                     -                      $426.1
(7/3/05 to
7/30/05)
          ----------    ----------  --------------------  --------------------------

Total        918,279        $28.50               916,800                      $426.1
          ----------    ----------  --------------------  --------------------------

(1) Included in this balance are 1,215 shares that were not redeemed as part of a publicly announced repurchase plan or program. These shares were tendered by an employee to Nordstrom for tax withholding purposes.

(2) Included in this balance are 264 shares that were not redeemed as part of a publicly announced repurchase plan or program. These shares were tendered by an employee to Nordstrom for tax withholding purposes.

(3) In February 2005, the Board of Directors authorized $500.0 of share repurchases. The prior $300.0 authorization was completed during the fourth quarter of 2004. The actual number and timing of share repurchases will be subject to market conditions and applicable SEC rules. Year to date, we have purchased 2,691,200 shares for $73.9 at an average price of $27.45 per share.





















                                    19 of 22

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

(amounts in thousands)

We held our Annual Shareholders Meeting on May 24, 2005, at which time the shareholders voted on the following proposals:

(1)   Election of Directors

        Name of Candidate               For            Withheld
      ----------------------        -----------       -----------
      Phyllis J. Campbell               126,495             1,391
      Enrique Hernandez, Jr.            126,494             1,391
      Jeanne P. Jackson                 126,211             1,675
      Robert G. Miller                  126,478             1,408
      Blake W. Nordstrom                126,014             1,871
      Bruce A. Nordstrom                125,438             2,447
      John N. Nordstrom                 125,515             2,371
      Alfred E. Osborne, Jr., Ph.D.     124,747             3,138
      Alison A. Winter                  127,078               807

There were no abstentions and no broker non-votes.

(2)   Ratification of the Appointment of Independent Auditors

      The vote was 125,013 for, 2,136 against, and there were 737 abstentions. There were no broker non-votes.



Item 6.  Exhibits
-----------------
Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on page 22 hereof.




























                                   20 of 22

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


Date:  September 1, 2005
       -----------------













































                                   21 of 22

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










































                                   22 of 22