Form 10-Q
period 2005-10-29
NORDSTROM INC
filed 2005-11-30
CIK 72333

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2005

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

Common stock outstanding as of November 16, 2005: 269,882 shares of common stock (in thousands).






                                   1 of 23

                       NORDSTROM, INC. AND SUBSIDIARIES
                       --------------------------------
                                    INDEX
                                    -----
                                                                        Page
                                                                       Number
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)

             Condensed Consolidated Statements of Earnings
               Quarter and Year to Date ended October 29, 2005
               and October 30, 2004                                       3

             Condensed Consolidated Balance Sheets
               October 29, 2005, January 29, 2005 and October 30, 2004    4

             Condensed Consolidated Statements of Shareholders' Equity
               Year to Date ended October 29, 2005 and October 30, 2004   5

             Condensed Consolidated Statements of Cash Flows
               Year to Date ended October 29, 2005 and October 30, 2004   6

             Notes to Condensed Consolidated Financial Statements         7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         14

    Item 4.  Controls and Procedures                                     18

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                           19

    Item 2.  Unregistered Sales of Equity Securities and Use
               of Proceeds                                               20

    Item 6.  Exhibits                                                    21

SIGNATURES                                                               22

INDEX TO EXHIBITS                                                        23




















                                   2 of 23

                       NORDSTROM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
        (amounts in thousands except per share amounts and percentages)
                                 (unaudited)
                                   Quarter Ended         Year to Date Ended
                              ----------------------   ----------------------
                              October 29, October 30,  October 29, October 30,
                                 2005        2004         2005        2004
                              ----------  ----------   ----------  ----------
Net sales                     $1,666,130  $1,542,075   $5,427,042  $5,031,045
Cost of sales and related
  buying and occupancy costs  (1,058,452)   (984,908)  (3,452,132) (3,228,732)
                              ----------  ----------   ----------  ----------
Gross profit                     607,678     557,167    1,974,910   1,802,313
Selling, general and
  administrative expenses       (481,768)   (465,769)  (1,498,386) (1,454,736)
                              ----------  ----------   ----------  ----------
Operating income                 125,910      91,398      476,524     347,577
Interest expense, net            (10,248)    (13,485)     (33,791)    (64,260)
Other income including finance
  charges, net                    47,350      45,000      135,052     127,489
                              ----------  ----------    ---------    --------
Earnings before income taxes     163,012     122,913      577,785     410,806
Income tax expense               (55,559)    (45,085)    (216,876)   (157,336)
                              ----------  ----------    ---------    --------
Net earnings                  $  107,453  $   77,828    $ 360,909  $  253,470
                              ==========  ==========    =========  ==========

Basic earnings per share      $     0.40  $     0.28    $    1.32   $    0.90
Diluted earnings per share    $     0.39  $     0.27    $    1.30   $    0.89
Basic shares                     271,599     281,395      272,683     280,361
Diluted shares                   277,293     286,298      278,399     285,736

                                   Quarter Ended          Year to Date Ended
                              ----------------------    ----------------------
                              October 29, October 30,  October 29, October 30,
(% of Net sales)(1)              2005        2004         2005        2004
                              ----------  ----------    ----------  ----------
Net sales                        100.0%      100.0%       100.0%      100.0%
Cost of sales and related
  buying and occupancy costs     (63.5%)     (63.9%)      (63.6%)     (64.2%)
                              ----------  ----------    ----------  ----------
Gross profit                      36.5%       36.1%        36.4%       35.8%
Selling, general and
  administrative expenses        (28.9%)     (30.2%)      (27.6%)     (28.9%)
                              ----------  ----------    ----------  ----------
Operating income                   7.6%        5.9%         8.8%        6.9%
Interest expense, net             (0.6%)      (0.9%)       (0.6%)      (1.3%)
Other income including finance
  charges, net                     2.8%        2.9%         2.5%        2.5%
                              ----------  ----------    ----------  ----------
Earnings before income taxes       9.8%        8.0%        10.6%        8.2%
Income tax expense(2)            (34.1%)     (36.7%)      (37.5%)     (38.3%)
                              ----------  ----------    ----------  ----------
Net earnings                       6.4%        5.0%         6.7%        5.0%
                              ==========  ==========    ==========  ==========

(1) Subtotals and totals may not foot due to rounding
(2) Percent of earnings before income taxes

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

                                   3 of 23

                       NORDSTROM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (amounts in thousands)
                                 (unaudited)
                                           October 29,  January 29,  October 30,
                                              2005         2005         2004
                                           ----------   ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents                $  205,943   $  360,623   $  240,407
  Short-term investments                       34,000       41,825       95,000
  Accounts receivable, net                    626,864      645,663      635,409
  Investment in asset backed securities       509,759      422,416      382,325
  Merchandise inventories                   1,166,471      917,182    1,193,144
  Current deferred tax assets                 149,622      131,547      134,896
  Prepaid expenses and other                   53,451       53,188       49,439
                                           ----------   ----------   ----------
  Total current assets                      2,746,110    2,572,444    2,730,620

Land, buildings and equipment (net of
  accumulated depreciation of $2,500,228,
  $2,310,607 and $2,271,531)                1,778,579    1,780,366    1,773,258
Goodwill, net                                  51,714       51,714       51,714
Tradename, net                                 84,000       84,000       84,000
Other assets                                  129,130      116,866      111,406
                                           ----------   ----------   ----------
TOTAL ASSETS                               $4,789,533   $4,605,390   $4,750,998
                                           ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                         $  683,137   $  482,394   $  672,847
  Accrued salaries, wages
    and related benefits                      235,137      287,904      252,022
  Other current liabilities                   365,872      354,201      305,216
  Income taxes payable                         47,850      115,556       52,877
  Current portion of long-term debt           306,967      101,097      103,021
                                           ----------   ----------   ----------
  Total current liabilities                 1,638,963    1,341,152    1,385,983

Long-term debt                                626,978      929,010      932,384
Deferred property incentives, net             367,511      367,087      393,807
Other liabilities                             206,980      179,147      168,426

Shareholders' Equity:
  Common stock, no par:
    1,000,000 shares authorized;
    269,690, 271,331 and 279,866 shares
    issued and outstanding                    663,810      552,655      529,284
  Unearned stock compensation                    (438)        (299)        (373)
  Retained earnings                         1,277,674    1,227,303    1,330,511
  Accumulated other comprehensive
    earnings                                    8,055        9,335       10,976
                                           ----------   ----------   ----------
  Total shareholders' equity                1,949,101    1,788,994    1,870,398
                                           ----------   ----------   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                     $4,789,533   $4,605,390   $4,750,998
                                           ==========   ==========   ==========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.




                                   4 of 23

                       NORDSTROM, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (amounts in thousands except per share amounts)
                                 (unaudited)

                                                                    Accumulated Other
                            Common Stock       Unearned    Retained  Comprehensive
                         Shares       Amount Compensation  Earnings     Earnings        Total
                       -----------------------------------------------------------------------
Balance at
  January 29, 2005          271,331  $552,655    $(299)   $1,227,303    $9,335      $1,788,994

Net earnings                      -         -        -       360,909         -         360,909
Other comprehensive earnings:
  Foreign currency
    translation adjustment        -         -        -             -    (1,837)         (1,837)
  Fair value adjustment to
    investment in asset backed
    securities, net of tax
    of $(356)                     -         -        -             -       557             557
                                                                                      --------
Comprehensive net earnings        -         -        -             -         -         359,629
Cash dividends paid
  ($0.235 per share)              -         -        -       (64,236)        -         (64,236)
Issuance of common stock for:
  Stock option plans          4,870    91,327        -             -         -          91,327
  Employee stock purchase
     plan                       757    16,611        -             -         -          16,611
  Stock-based compensation      127     3,217     (139)            -         -           3,078
Repurchase of common
  stock                      (7,395)        -        -      (246,302)        -        (246,302)
                         ---------------------------------------------------------------------
Balance at
  October 29, 2005          269,690  $663,810    $(438)   $1,277,674    $8,055      $1,949,101
                         =====================================================================


                                                                    Accumulated Other
                            Common Stock       Unearned    Retained  Comprehensive
                         Shares       Amount Compensation  Earnings     Earnings        Total
                       -----------------------------------------------------------------------
Balance at
  January 31, 2004          276,753  $424,645    $(597)   $1,201,093    $8,868      $1,634,009

Net earnings                      -         -        -       253,470         -         253,470
Other comprehensive earnings:
  Foreign currency
    translation adjustment        -         -        -             -     2,436           2,436
  Fair value adjustment to
    investment in asset backed
    securities, net of tax
    of $210                       -         -        -             -      (328)           (328)
                                                                                      --------
Comprehensive net earnings        -         -        -             -         -         255,578
Cash dividends paid
  ($0.175 per share)              -         -        -       (49,091)        -         (49,091)
Issuance of common stock for:
  Stock option plans          5,822    88,405        -             -         -          88,405
  Employee stock purchase
     plan                       977    13,942        -             -         -          13,942
  Stock-based compensation      167     2,292      224             -         -           2,516
Repurchase of common
  stock                      (3,853)        -        -       (74,961)        -         (74,961)
                         ---------------------------------------------------------------------
Balance at
  October 30, 2004          279,866  $529,284    $(373)   $1,330,511   $10,976      $1,870,398
                         =====================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.




                                   5 of 23

                            NORDSTROM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (amounts in thousands)
                                      (unaudited)
                                                               Year to Date Ended
                                                            -------------------------
                                                            October 29,    October 30,
                                                               2005           2004
                                                            ----------     ----------
OPERATING ACTIVITIES:
  Net earnings                                                $360,909       $253,470
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization of
      buildings and equipment                                  204,496        194,593
    Amortization of deferred property incentives
      and other, net                                           (24,331)       (23,054)
    Stock-based compensation expense                             7,672          4,663
    Deferred income taxes, net                                   1,173         (5,012)
    Tax benefit on stock option exercises
      and employee stock purchases                              31,281         19,906
    Provision for bad debt expense                              18,327         18,798
    Change in operating assets and liabilities:
      Accounts receivable                                         (769)        13,153
      Investment in asset backed securities                    (86,786)      (110,569)
      Merchandise inventories                                 (250,441)      (261,610)
      Prepaid expenses                                             855         (1,116)
      Other assets                                              (6,079)       (11,118)
      Accounts payable                                         190,601        183,369
      Accrued salaries, wages and related benefits             (56,758)       (26,126)
      Other current liabilities                                 (2,099)        (9,558)
      Income taxes payable                                     (67,705)       (42,561)
      Property incentives                                       41,891         10,806
      Other liabilities                                         14,209         17,844
                                                            ----------     ----------
Net cash provided by operating activities                      376,446        225,878
                                                            ----------     ----------
INVESTING ACTIVITIES:
  Capital expenditures                                        (205,015)      (164,681)
  Proceeds from sale of assets                                       -          5,473
  Purchases of short-term investments                         (397,500)    (2,918,875)
  Sales of short-term investments                              405,325      2,999,875
  Other, net                                                    (6,404)          (959)
                                                            ----------     ----------
Net cash used in investing activities                         (203,594)       (79,167)
                                                            ----------     ----------
FINANCING ACTIVITIES:
  Principal payments on long-term debt                         (99,769)      (202,016)
  Increase (decrease) in cash book overdrafts                    4,720         (2,958)
  Proceeds from exercise of stock options                       61,057         69,549
  Proceeds from employee stock purchase plan                    15,600         12,892
  Cash dividends paid                                          (64,236)       (49,091)
  Repurchase of common stock                                  (246,302)       (74,961)
  Other, net                                                     1,398              -
                                                            ----------     ----------
Net cash used in financing activities                         (327,532)      (246,585)
                                                            ----------     ----------
Net decrease in cash and cash equivalents                     (154,680)       (99,874)
Cash and cash equivalents at beginning of period               360,623        340,281
                                                            ----------     ----------
Cash and cash equivalents at end of period                    $205,943       $240,407
                                                            ==========     ==========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.


                                   6 of 23

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (amounts in thousands except per share amounts and percentages)
                                 (unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
---------------------
The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in our 2004 Annual Report. The same accounting policies are followed for preparing quarterly and annual financial information. All adjustments necessary for the fair presentation of the results of operations, financial position and cash flows have been included and are of a normal, recurring nature.

Our business, like that of other retailers, is subject to seasonal fluctuations. Our Anniversary Sale in July and the holidays in December typically result in higher sales in the second and fourth quarters of our fiscal years. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

Critical Accounting Policies
----------------------------
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.
We regularly evaluate our estimates, including those related to off-balance sheet financing, inventory valuation, sales return accruals, self-insured liabilities, doubtful accounts, intangible assets, income taxes, post-retirement benefits, contingent liabilities and litigation. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our accounting policies and methodologies in 2005 are consistent with those discussed in our 2004 Annual Report.

In the third quarter of 2005, our income tax expense as a percentage of our earnings before income taxes was 34.1% as compared to 36.7% in the prior year. The factors that caused this change were the final determination of our 2004 income tax expense and the completion of tax return audits for earlier years; these factors aggregated $6,267, or $0.02 per diluted share for the 2005 third quarter and year to date periods.

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

We expect to adopt SFAS No. 123(R), "Share-Based Payment" in the first quarter of 2006 under the modified prospective method. We believe adoption of SFAS No. 123(R) will reduce our 2006 diluted earnings per share by $0.06.




                                   7 of 23

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

                                   Quarter Ended        Year to Date Ended
                               ----------------------  ----------------------
                               October 29, October 30, October 29, October 30,
                                   2005        2004       2005       2004
                               ----------  ----------  ----------  ----------
Net earnings, as reported        $107,453    $ 77,828    $360,909    $253,470
Add: stock-based compensation
 expense included in reported
 net earnings, net of tax             228        (500)      4,795       2,844
Deduct: stock-based
 compensation expense determined
 under fair value, net of tax      (4,525)     (4,445)    (18,153)    (18,119)
                               ----------  ----------  ----------  ----------
Pro forma net earnings           $103,156    $ 72,883    $347,551    $238,195
                               ==========  ==========  ==========  ==========

Earnings per share:
   Basic - as reported              $0.40       $0.28       $1.32       $0.90
   Diluted - as reported            $0.39       $0.27       $1.30       $0.89

   Basic - pro forma                $0.38       $0.26       $1.27       $0.85
   Diluted - pro forma              $0.37       $0.25       $1.25       $0.83

Note 2 - Post-retirement Benefits

The expense components of our Supplemental Executive Retirement Plan, which provides retirement benefits to certain officers and select employees, are as follows:

                                 Quarter Ended           Year to Date Ended
                            ------------------------  ------------------------
                            October 29,  October 30,  October 29,  October 30,
                                2005         2004         2005         2004
                            -----------  -----------  -----------  -----------
Service cost                       $538         $372       $1,447       $1,116
Interest cost                     1,031          991        3,076        2,973
Amortization of net loss            412          386        1,239        1,158
Amortization of prior
   service cost                     262          240          757          720
                            -----------  -----------  -----------  -----------
Total expense                    $2,243       $1,989       $6,519       $5,967
                            ===========  ===========  ===========  ===========







                                   8 of 23

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (amounts in thousands except per share amounts and percentages)
                                 (unaudited)

Note 3 - Earnings Per Share

                                 Quarter Ended           Year to Date Ended
                            ------------------------  ------------------------
                            October 29,  October 30,  October 29,  October 30,
                               2005         2004         2005         2004
                            -----------  -----------  -----------  -----------
Net earnings                   $107,453     $ 77,828     $360,909     $253,470
                            ===========  ===========  ===========  ===========
Basic shares                    271,599      281,395      272,683      280,361
Dilutive effect of
   stock options and
   performance share units        5,694        4,903        5,716        5,375
                            -----------  -----------  -----------  -----------
Diluted shares                  277,293      286,298      278,399      285,736
                            ===========  ===========  ===========  ===========
Basic earnings per share          $0.40        $0.28        $1.32        $0.90
Diluted earnings per share        $0.39        $0.27        $1.30        $0.89

Antidilutive stock options
   and other                          -           20            -           20

Note 4 - Accounts Receivable

The components of accounts receivable are as follows:

                                      -------------------------------------
                                      October 29,   January 29, October 30,
                                          2005         2005         2004
                                      -----------  -----------  -----------
Trade receivables:
   Unrestricted                          $ 31,127     $ 31,400     $ 35,988
   Restricted                             534,252      568,062      544,976
Allowance for doubtful accounts           (18,262)     (19,065)     (19,534)
                                      -----------  -----------  -----------
Trade receivables, net                    547,117      580,397      561,430

Other                                      79,747       65,266       73,979
                                      -----------  -----------  -----------
Accounts receivable, net                 $626,864     $645,663     $635,409
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



                                    9 of 23

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

Note 5 - Investment in Asset Backed Securities

Our investment in asset backed securities and the off-balance sheet financing are described in Note 9 of our 2004 Annual Report. The following table presents the co-branded Nordstrom VISA credit card balances and the estimated fair value of our investment in asset backed securities:

                                           ----------------------------------
                                           October 29, January 29, October 30,
                                               2005        2005      2004
                                           ----------- ---------- -----------
Total face value of co-branded Nordstrom
   VISA credit card principal receivables     $692,539   $612,549    $571,407
                                           =========== ========== ===========

Securities issued by the VISA Trust:
  Off-balance sheet (sold to third parties):
    2002 Class A & B Notes at par value       $200,000   $200,000    $200,000
                                           =========== ========== ===========
  Amounts recorded on balance sheet:
    Investment in asset backed
    securities at fair value                  $509,759   $422,416    $382,325
                                           =========== ========== ===========

In 2004, we revised the repayment period assumption in our valuation model that we use to determine the fair value of the VISA Trust. The 2004 repayment period assumption is based on historical payment, default and finance charge yield experience on a specific account basis. The prior repayment period assumption was based on our ongoing payment experience, which included payments by card holders who pay their account balance in full each month. While the assumptions used below are different in 2004, the impact of the assumption change was not significant and does not reflect a change in the underlying quality of the portfolio. The following table presents the key assumptions we use to value the investment in asset backed securities:

                                  ------------------------------------------
                                   October 29,    January 29,    October 30,
                                      2005            2005           2004
                                  ------------   ------------   ------------
Weighted average remaining life
 (in months)                              7.7            8.1            2.3
Average annual credit losses              5.9%           6.9%           5.4%
Average gross yield                      17.3%          15.8%          18.2%
Weighted average coupon on issued
  securities                              5.1%           3.8%           2.6%
Average monthly payment rates             8.1%           7.5%          22.0%
Discount rate on investment in
  asset backed securities         5.7% to 10.9%   4.5% to 9.0%  8.1% to 14.3%








                                    10 of 23

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

Note 5 - Investment in Asset Backed Securities (Cont.)

The following table summarizes the income earned by the investment in asset backed securities that is included in other income including finance charges, net on the condensed consolidated statements of earnings:

                            Quarter Ended             Year to Date Ended
                        ------------------------  ------------------------
                        October 29,  October 30,  October 29,  October 30,
                            2005         2004         2005         2004
                        -----------  -----------  -----------  -----------
Interest income             $15,461      $13,337      $48,028      $39,005
Gains on sales of
  receivables and
  other income                8,678        4,367       22,022       12,122
                        -----------  -----------  -----------  -----------
                            $24,139      $17,704      $70,050      $51,127
                        ===========  ===========  ===========  ===========

Note 6 - Debt

We retired the remaining $96,027 of our 6.7% medium-term notes when they matured in July 2005.

To manage our interest rate risk, we have an interest rate swap outstanding recorded in other liabilities. Our swap has a $250,000 notional amount, expires in 2009 and is designated as a fully effective fair value hedge. Under the agreement, we receive a fixed rate of 5.63% and pay a variable rate based on LIBOR plus a margin of 2.3% set at six-month intervals (6.238% at October 29, 2005.) The fair value of our interest rate swap is as follows:

                                        -------------------------------------
                                         October 29,  January 29,  October 30,
                                            2005         2005         2004
                                        -----------  -----------  -----------
Interest rate swap fair value              $(12,202)     $(7,821)     $(5,365)




















                                   11 of 23

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (amounts in thousands except per share amounts and percentages)
                                 (unaudited)

Note 7 - Segment Reporting

The following tables set forth the information for our reportable segments and a reconciliation to the consolidated totals:

Quarter ended                  Retail      Credit  Catalog/    Corporate
October 29, 2005             Stores(1) Operations  Internet    and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales                  $1,571,136          $-   $94,994           $-             $-  $1,666,130
Intersegment revenues           4,265       7,836         -            -        (12,101)          -
Interest expense, net             (94)     (6,270)        -       (3,884)             -     (10,248)
Other income including
  finance charges, net         (1,689)     54,065       102       (5,128)             -      47,350
Earnings before taxes         185,764       8,753    18,399      (49,904)             -     163,012

Quarter ended                  Retail      Credit  Catalog/    Corporate
October 30, 2004               Stores  Operations  Internet    and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales                  $1,453,528          $-   $88,547           $-             $-  $1,542,075
Intersegment revenues           8,440       7,323         -            -        (15,763)          -
Interest expense, net             (61)     (5,833)       26       (7,617)             -     (13,485)
Other income including
  finance charges, net           (188)     48,815       358       (3,985)             -      45,000
Earnings before taxes         158,592       8,538     7,452      (51,669)             -     122,913

Year to date ended             Retail      Credit  Catalog/    Corporate
October 29, 2005              Stores(1) Operations  Internet    and Other   Eliminations      Total
---------------------------------------------------------------------------------------------------
Net sales                  $5,161,893          $-  $265,149           $-             $-  $5,427,042
Intersegment revenues          12,968      27,556         -            -        (40,524)          -
Interest expense, net            (419)    (18,818)        -      (14,554)             -     (33,791)
Other income including
  finance charges, net         (6,484)    162,800        66      (21,330)             -     135,052
Earnings before taxes         665,572      33,754    36,218     (157,759)             -     577,785
Assets                      2,909,544   1,089,054   119,453      671,482              -   4,789,533

Year to date ended             Retail      Credit  Catalog/    Corporate
October 30, 2004               Stores  Operations  Internet    and Other   Eliminations       Total
---------------------------------------------------------------------------------------------------
Net sales                  $4,776,943          $-  $254,102           $-             $-  $5,031,045
Intersegment revenues          22,200      25,974         -            -        (48,174)          -
Interest expense, net (2)        (324)    (17,058)      113      (46,991)             -     (64,260)
Other income including
  finance charges, net         (4,038)    147,959       (88)     (16,344)             -     127,489
Earnings before taxes         547,308      28,498    17,689     (182,689)             -     410,806
Assets                      2,908,449     961,738   127,715      753,096              -   4,750,998

As of October 29, 2005, January 29, 2005, and October 30, 2004, Retail Stores assets included $35,998 of goodwill and $84,000 of tradename, and Catalog/Internet assets included $15,716 of goodwill.

(1) Beginning in the first quarter of 2005, we started to integrate the merchandise buying and marketing activities of our Retail Stores and Catalog/Internet segments. In 2005, the expenses for these activities are included in the Retail Stores segment.

(2) During the first three quarters of 2004, we retired $196,770 of our 8.95% senior notes and $1,473 of our 6.7% medium-term notes for a total cash payment of $220,106. As a result, we recorded a pre-tax charge of $20,862 in interest expense, net in the Corporate and Other segment.






                                    12 of 23

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (amounts in thousands except per share amounts and percentages)
                                 (unaudited)

Note 8 - Supplementary Cash Flow Information

                                                         Year to Date Ended
                                                      ------------------------
                                                      October 29,  October 30,
                                                          2005         2004
                                                      -----------  -----------
Cash paid during the year for:
  Interest (net of capitalized interest)                  $43,825      $73,992
  Income taxes                                            287,362      185,261

Note 9 - Litigation

We are involved in routine claims, proceedings, and litigation arising from the normal course of our business. We do not believe any such claim, proceeding or litigation, either alone or in aggregate, will have a material impact on our results of operations, financial position, or liquidity.

Note 10 - Subsequent Event

In November 2005, we replaced our existing $350,000 unsecured line of credit with a $500,000 unsecured line of credit, which is available as liquidity support for our commercial paper program. Under the terms of the agreement, we pay a variable rate of interest and a commitment fee based on our debt rating. Based upon our current debt rating, we pay a variable rate of interest of LIBOR plus a margin of 0.225% on the outstanding balance and an annual commitment fee of 0.075% on the total capacity. The variable rate of interest increases to LIBOR plus a margin of 0.325% if more than $250,000 is outstanding on the facility. The line of credit expires in November 2010, and contains restrictive covenants, which include maintaining a leverage ratio.

In the fourth quarter of 2005, we determined that our portion of the VISA/Mastercard antitrust litigation settlement is approximately $5,586. We will record the earnings from this settlement when the recognition criteria have been met, which could be in the fourth quarter of 2005.
























                                  13 of 23

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts in millions except per share amounts)

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of our 2004 Annual Report.

RESULTS OF OPERATIONS
---------------------

Overview
--------
Net earnings for the third quarter of 2005 increased 38% to $107.5, or $0.39 per diluted share, from $77.8, or $0.27 per diluted share, for the same period in 2004. For the year to date period ended October 29, 2005, net earnings increased 42% to $360.9, or $1.30 per diluted share, from $253.5, or $0.89 per diluted share, for the same period in 2004.

Our net earnings growth was driven by:

- same-store sales increases of 5.9% for the quarter and 6.1% year to date, exceeding our operating plans, and
- holding our fixed operating costs in-line with our plan for both the quarter and year to date periods.

Additionally, we improved two key operating metrics for the quarter and year to date periods ended October 29, 2005 as compared to the same periods in 2004:

- gross profit as a percentage of net sales, which increased 34 basis points for the quarter and 57 basis points for the year to date period, and
- selling, general and administrative expenses as a percentage of net sales, which improved 130 basis points for the quarter and year to date periods.

We refer to these types of rate improvements as "leverage" on additional sales.

In 2004, we incurred prepayment costs and wrote off deferred debt costs totaling $20.9, or $0.04 per diluted share, upon prepayment of $198.2 of long-term debt, primarily in the first quarter. We did not incur similar costs in 2005, which also improved our year to date 2005 results in relation to the 2004 results.

Net Sales
---------
Total net sales increased 8.0% for the quarter and 7.9% year to date over the same periods in the prior year, primarily due to the strength of our same-store sales. Same-store sales increased 5.9% for the quarter and 6.1% year to date. Both our Full-Line and Rack stores had overall and same-store sales increases. For both the quarter and year to date periods:

     -  all of our geographic regions reported same-store sales increases, and
     - our best performing merchandise divisions were junior women's apparel, accessories, men's wear, women's designer apparel and cosmetics.

In addition, total sales benefited from the six Full-Line stores opened since November 2003, increasing our retail square footage by 4% during the last two years.








                                   14 of 23

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.) (Dollar amounts in millions except per share amounts)

Gross Profit
------------
                                      Third Quarter        Year to Date
                                  -------------------   -------------------
                                     2005       2004       2005      2004
                                  --------   --------   --------   --------
Gross profit as a percentage
  of net sales                       36.5%      36.1%      36.4%      35.8%

Gross profit as a percentage of net sales improved 34 basis points for the quarter and 57 basis points for the year to date period ended October 29, 2005. The quarter and year to date performance was primarily due to leverage on buying and occupancy expenses from increased sales volume. As a result of actual sales exceeding planned sales, our inventory levels declined slightly and our average inventory per square foot declined 2.6% compared to the prior year. Our rolling four quarter average inventory turnover rate improved to
4.53 at October 2005 from 4.18 at October 2004, indicating that our merchandising processes have improved.

Selling, General and Administrative Expense
-------------------------------------------
                                      Third Quarter        Year to Date
                                  -------------------   -------------------
                                     2005       2004       2005      2004
                                  --------   --------   --------   --------
Selling, general and
  administrative expenses
  as a percentage of net sales       28.9%      30.2%      27.6%      28.9%

Selling, general and administrative expenses as a percentage of net sales improved 130 basis points for the quarter and year to date periods. The quarter and year to date performance was primarily from leverage on same-store sales increases as we used our existing infrastructure to support increased sales. We continued to control and leverage our general and administrative expenses, especially non-selling labor and benefits.

Interest Expense, net
---------------------
Interest expense, net decreased by $3.2 to $10.2 for the quarter ended October 29, 2005 compared to the same period in 2004. The decrease is primarily due to increased interest income from higher cash balances.

Interest expense, net decreased by $30.5 to $33.8 for the year to date period ended October 29, 2005 compared to the same period in 2004. The decrease is primarily due to debt prepayment costs of $20.9 incurred in 2004 in connection with a $198.2 debt buyback. We did not incur similar costs in 2005. In addition, interest income increased in 2005, due to higher average cash balances.

Other Income Including Finance Charges, net
-------------------------------------------
Other income including finance charges, net increased by $2.4 for the quarter and $7.6 for the year to date period ended October 29, 2005. The increase is primarily due to growth in our co-branded Nordstrom VISA credit card transaction volume and related finance charges.



                                   15 of 23

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.) (Dollar amounts in millions except per share amounts)

Seasonality
------------
Our business, like that of other retailers, is subject to seasonal fluctuations. Our Anniversary Sale in July and the holidays in December typically result in higher sales in the second and fourth quarters of our fiscal years. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Overall, our net cash provided by operating activities increased from the prior year by $150.6 or 66.7%. We have used this additional cash flow along with short-term capital that was on hand at the beginning of 2005 to increase our common stock repurchases, our capital expenditures, and our dividends, and to repay at maturity long-term debt.

Operating Activities
--------------------
Net cash flow from operating activities increased by $150.6 to $376.4 in 2005 primarily due to the increase in our net earnings. Also, in 2005 our property incentive receipts have increased by $31.1. These receipts are not directly linked to our current earnings, as they are received under development and operating agreements for Full-Line stores that we have just opened in 2005 or we will open in 2006. The property incentive receipts have increased in 2005 primarily because we have opened four new stores in 2005 versus two in 2004.

Investing Activities
--------------------
We have had two principal types of investing activities in the past two years: capital expenditures and short-term investment of the net cash provided by our operations. Our capital expenditures have increased in 2005 because we opened four stores this year as compared to two stores in 2004. As to net changes in our short-term investments, we reduced our holdings in 2004 when we repurchased $198.2 of long-term debt; in 2005, our short-term investment balances have been more consistent. We evaluate a number of short-term capital investment options, some with different yields and liquidity restrictions. Some of these short-term capital investment vehicles are classified as cash equivalents while others are classified as short-term investments; changes in the investment mix, while not significant to our overall short-term capital investment structure, can impact our investing activities net cash flows.

Through October 2005, we opened three Full-Line stores: one in Atlanta, Georgia at Phipps Plaza, one in San Antonio, Texas at The Shops at La Cantera, and one in Irvine, Calif at The Irvine Spectrum. Gross square footage for the year increased approximately 2.4%, from 19,397,000 to 19,858,000 as of October 29, 2005. We also opened one Full-Line store in Dallas, Texas at the NorthPark Center in November 2005.

We plan to spend approximately $1,100.0, net of property incentives, on capital projects during the next three fiscal years, with approximately $300.0 planned for 2006. Over the next three fiscal years, we plan to use approximately 45% of this investment to build new stores, 30% on remodels and 15% toward information technology. The remaining 10% is planned for maintenance and other miscellaneous spending.







                                    16 of 23

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.) (Dollar amounts in millions except per share amounts)

Financing Activities
--------------------
Net cash used in financing activities increased $80.9 to $327.5 in 2005. In 2004 and 2005, we utilized cash on hand to retire debt and repurchase our common stock. In both years, employee stock option exercises have increased our cash balances. In 2005, our cash dividends paid increased as we returned a portion of our increased net earnings to our shareholders.

In August 2004, our Board of Directors authorized $300.0 of share repurchases. Following this authorization, we repurchased $75.0 of our common shares in the third quarter of 2004, and spent the remaining $225.0 by the end of 2004. In February 2005, our Board of Directors authorized an additional $500.0 of share repurchases. The actual number and timing of share repurchases will be subject to market conditions and applicable SEC rules. Year to date in 2005, we have purchased 7,393,887 shares for $246.3 at an average price of $33.31 per share.

In November 2005, we replaced our existing $350.0 unsecured line of credit with a $500.0 unsecured line of credit, which is available as liquidity support for our commercial paper program. Under the terms of the agreement, we pay a variable rate of interest and a commitment fee based on our debt rating. Based upon our current debt rating, we pay a variable rate of interest of LIBOR plus a margin of 0.225% on the outstanding balance and an annual commitment fee of 0.075% on the total capacity. The variable rate of interest increases to LIBOR plus a margin of 0.325% if more than $250.0 is outstanding on the facility. The line of credit expires in November 2010, and contains restrictive covenants, which include maintaining a leverage ratio.

Liquidity
---------
We maintain a level of liquidity to allow us to cover our seasonal cash needs and to minimize our need for short-term borrowings. We believe that our operating cash flows, existing cash and available credit facilities are sufficient to finance our cash requirements for the next 12 months. We plan to refinance our $300.0 Private Label Securitization due in October 2006 with a similar asset backed securitization.

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

CRITICAL ACCOUNTING POLICIES
----------------------------
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.
We regularly evaluate our estimates, including those related to off-balance sheet financing, inventory valuation, sales return accruals, self-insured liabilities, doubtful accounts, intangible assets, income taxes, post-retirement benefits, contingent liabilities and litigation. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our accounting policies and methodologies in 2005 are consistent with those discussed in our 2004 Annual Report.


                                   17 of 23

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.) (Dollar amounts in millions except per share amounts)

Effective February 2005, Nordstrom Direct sales, which include catalog and Internet, are included in same-store sales. See Note 7 in our Notes to Condensed Consolidated Financial Statements on page 12 for further details.

In the third quarter of 2005, our income tax expense as a percentage of our earnings before income taxes was 34.1% as compared to 36.7% in the prior year. The factors that caused this change were the final determination of our 2004 income tax expense and the completion of tax return audits for earlier years; these factors aggregated $6.3, or $0.02 per diluted share for the 2005 third quarter and year to date periods.

FORWARD-LOOKING INFORMATION CAUTIONARY STATEMENT
------------------------------------------------
Certain statements in the preceding disclosures contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of
1995) that involves risks and uncertainties, including anticipated results, store openings and trends in our operations. Actual future results and trends may differ materially from historical results or current expectations depending upon factors including, but not limited to, the impact of economic and competitive market forces, including the impact of terrorist activity or the impact of a war on us, our customers and the retail industry, our ability to predict fashion trends, consumer apparel buying patterns, trends in personal bankruptcies and bad debt write-offs, changes in interest rates, employee relations, our ability to continue our expansion plans, changes in government or regulatory requirements, our ability to control costs, weather conditions and hazards of nature. These and other factors could affect our financial results and cause actual results to differ materially from any forward-looking information we may provide. As a result, while we believe there is a reasonable basis for the forward-looking statements, you should not place undue reliance on those statements. We undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances. This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

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










                                   18 of 23

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------
Cosmetics
---------

We were originally named as a defendant along with other department store and specialty retailers in nine separate but virtually identical class action lawsuits filed in various Superior Courts of the State of California in May, June and July 1998 that were consolidated in Marin County Superior Court. In May 2000, plaintiffs filed an amended complaint naming a number of manufacturers of cosmetics and fragrances and two other retailers as additional defendants. Plaintiffs' amended complaint alleges that the retail price of the "prestige" or "Department Store" cosmetics and fragrances sold in department and specialty stores was collusively controlled by the retailer and manufacturer defendants in violation of the Cartwright Act and the California Unfair Competition Act.

Plaintiffs seek treble damages and restitution in an unspecified amount, attorneys' fees and prejudgment interest, on behalf of a class of all California residents who purchased cosmetics and fragrances for personal use from any of the defendants during the four years prior to the filing of the amended complaint.

We entered into a settlement agreement with the plaintiffs and the other defendants on July 13, 2003. In furtherance of the settlement agreement, the case was re-filed in the United States District Court for the Northern District of California on behalf of a class of all persons who currently reside in the United States and who purchased "Department Store" cosmetics and fragrances from the defendants during the period May 29, 1994 through July 16, 2003. The Court gave preliminary approval to the settlement, and a summary notice of class certification and the terms of the settlement were disseminated to class members. On March 30, 2005, the Court entered a final judgment approving the settlement and dismissing the plaintiffs' claims and the claims of all class members with prejudice, in their entirety. On April 29, 2005, two class members who had objected to the settlement filed notices of appeal from the Court's final judgment to the United States Court of Appeals for the Ninth Circuit. It is uncertain when the appeals will be resolved, but the appeal process could take as much as two years or more. If the Court's final judgment approving the settlement is affirmed on appeal, or the appeals are dismissed, the defendants will provide class members with certain free products and pay the plaintiffs' attorneys' fees, awarded by the Court, of $24 million. Our share of the cost of the settlement will not have a material adverse effect on our financial condition, results of operations or cash flows.

Other
-----
We are involved in various routine legal proceedings incidental to the ordinary course of business. In management's opinion, the outcome of pending legal proceedings, separately and in the aggregate, will not have a material adverse effect on our business or consolidated financial condition.














                                   19 of 23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

(c)  Repurchases
     -----------

(dollars in millions except per share amounts)
          Total                     Total Number          Maximum Number (or
          Number of     Average     of Shares (or Units)  Approximate Dollar Value)
          Shares        Price Paid  Purchased as Part of  of Shares (or Units) that
          (or Units)    Per Share   Publicly Announced    May Yet Be Purchased Under
          Purchased     (or Units)  Plans or Programs     the Plans or Programs (2)
          ----------    ----------  --------------------  --------------------------
Aug. 2005    385,846 (1)    $32.18               385,000                      $413.7
(7/31/05 to
8/27/05)
          ----------    ----------  --------------------  --------------------------
Sep. 2005  3,904,231 (3)    $37.40             1,325,000                      $267.7
(8/28/05 to
10/1/05)
          ----------    ----------  --------------------  --------------------------
Oct. 2005    413,456        $33.87               413,456                      $253.7
(10/2/05 to
10/29/05)
          ----------    ----------  --------------------  --------------------------

Total      4,703,533        $36.67             2,123,456                      $253.7
          ----------    ----------  --------------------  --------------------------

(1) Included in this balance are 846 shares that were not redeemed as part of a publicly announced repurchase plan or program. These shares were tendered by an employee to Nordstrom for tax withholding purposes.

(2) In February 2005, the Board of Directors authorized $500.0 of share repurchases. The prior $300.0 authorization was completed during the fourth quarter of 2004. The actual number and timing of share repurchases will be subject to market conditions and applicable SEC rules. Year to date, we have purchased 7,393,887 shares for $246.3 at an average price of $33.31 per share.

(3) In connection with the $500.0 authorization, we entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. in September 2005 to repurchase shares of our common stock for an aggregate purchase price of $100.0. We repurchased 2,579,231 shares of our common stock on September 8, 2005 at $38.77 per share. Under the terms of the agreement, we may receive additional shares in March 2006 depending on the volume weighted average price of our common stock from September 8, 2005 to March 3, 2006.




















                                    20 of 23

Item 6.  Exhibits
-----------------
Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on page 23 hereof.






























































                                   21 of 23

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


Date:  November 30, 2005
       -----------------














































                                   22 of 23

NORDSTROM INC. AND SUBSIDIARIES

Exhibit Index
Exhibit                                    Method of Filing
-------                                    ----------------
10.1  Revolving Credit Facility Agreement  Filed herewith electronically dated November 4, 2005, between
       Registrant and each of the initial
       lenders named therein as Lenders,
       JPMorgan Chase Bank, N.A. and Wells
       Fargo Bank, N.A., as Syndication
       Agents, U.S. Bank, National
       Association, as Documentation Agent
       and Bank Of America, N.A., as
       administrative agent

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

































                                   23 of 23