Form 10-K
period 2006-01-28
NORDSTROM INC
filed 2006-03-24
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-15059
NORDSTROM, INC.
(Exact name of Registrant as specified in its charter)

Washington	91-0515058
(State or other jurisdiction of incorporation or organization)	(IRS employer Identification No.)

1617 Sixth Avenue, Seattle, Washington	98101
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: 206-628-2111
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, without par value	Name of each exchange on which registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☑ NO ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☑                      Accelerated filer ☐                      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     As of July 29, 2005 the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $8.1 billion using the closing sales price on that day of $37.01. On March 10, 2006, 267,288 shares of common stock were outstanding (in thousands).
DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders scheduled to be held on May 23, 2006 are incorporated into Part III

Nordstrom, Inc. and subsidiaries  1

[This page intentionally left blank.]

Nordstrom, Inc. and subsidiaries  3

PART I
Item 1. Business.
DESCRIPTION OF BUSINESS
Nordstrom incorporated in the state of Washington in 1946 as the successor to a retail shoe business that started in 1901. We are one of the nation’s leading fashion specialty retailers, with 156 U.S. stores located in 27 states. The west coast and east coast are the areas in which we have the largest presence. Nordstrom is comprised of four segments: Retail Stores, Credit, Direct, and Other.
Retail Stores derives its revenues from sales of high-quality apparel, shoes, cosmetics and accessories. It includes our 99 Full-Line ‘Nordstrom’ stores, 49 discount ‘Nordstrom Rack’ stores, one free-standing shoe store, and two clearance stores that operate under the name ‘Last Chance.’ The Nordstrom Rack stores serve as outlets for clearance merchandise from our Full-Line stores and purchase merchandise directly from manufacturers.
In 2005, we opened four Full-Line stores (Atlanta, Georgia; San Antonio, Texas; Irvine, California; and Dallas, Texas) and relocated one Rack store (Portland, Oregon). In March 2006, we opened one Full-Line store in Palm Beach Gardens, Florida. We are scheduled to relocate our Topanga Full-Line store in Canoga Park, California and open one Rack store in San Marcos, California in the fall of 2006. In 2007, we are scheduled to open four Full-Line stores.
Through our wholly-owned federal savings bank, Nordstrom fsb, we offer a private label card, two co-branded Nordstrom VISA credit cards and a debit card for Nordstrom purchases. The credit and debit cards feature a shopping based loyalty program designed to increase customer visits and spending in our Retail Stores and Direct segments. Our Credit segment generates earnings through finance charges and securitization-related gains on these cards.
Direct generates revenues from sales of high-quality apparel, shoes, cosmetics and accessories by serving our customers on the Web at www.nordstrom.com and through our catalogs. Most of the Direct segment’s sales are shipped via third-party carriers from our fulfillment center in Cedar Rapids, Iowa.
Our Other segment includes our five U.S. based ‘Façonnable’ boutiques and the 32 Façonnable boutiques located in France, Portugal and Belgium. Façonnable is a wholesaler and retailer of high quality men’s and women’s apparel and accessories with distribution to over 45 countries. Façonnable has licensee and franchisee agreements with others who operate wholesale distribution and/or boutique locations in Spain, Switzerland, Turkey, Greece, the Middle East, Taiwan, Canada and Latin America. The Other segment also includes our product development team, called Nordstrom Product Group, which coordinates the design and production of private label merchandise sold in our retail stores. In addition, this segment includes our corporate center operations.
For more information about our business and our reportable segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” on page 14 and Note 15 of the Notes to Consolidated Financial Statements in Item 8 on page 45.
FISCAL YEAR END
Our fiscal year ends on the Saturday closest to January 31st. References to 2005, 2004 and 2003 relate to the 52 week fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004. References to 2006 relate to the 53 weeks ending February 3, 2007.
STOCK SPLIT
On May 24, 2005, our Board of Directors approved a two-for-one stock split of our outstanding common stock and a proportional increase in the number of common shares authorized from 500 million to 1 billion. Additional shares issued as a result of the stock split were distributed on June 30, 2005 to shareholders of record as of June 13, 2005. Reference to our shares and per share information have been adjusted to reflect this stock split.
TRADEMARKS
We have approximately 150 registered trademarks or trademark applications. Our most notable trademarks include Nordstrom, Nordstrom Rack, Façonnable, Caslon, John W. Nordstrom, and Classiques Entier. Each of our trademarks is renewable indefinitely provided that it is still used in commerce at the time of the renewal.
RETURN POLICY
We offer our customers a fair and liberal return policy at our Full-Line stores. Our Nordstrom Rack stores accept returns up to 30 days from the date of purchase. In general, our return policy is somewhat more generous than industry standards. We utilize historical return patterns to estimate our expected returns.
SEASONALITY
Due to our anniversary sale in July and the holidays in December, sales are higher for our Retail Stores in the second and fourth quarters of the fiscal year than in the first and third quarters.
INVENTORY
We plan our merchandise purchases and receipts to coincide with the selling patterns that we expect. For instance, we purchase and receive a larger amount of merchandise in the fall as we prepare for the holiday shopping season (from late November through early January). Also, our merchandise purchases and receipts increase prior to our Anniversary Sale, which extends over the last two weeks of July. We pay for our merchandise purchases under the terms established with our vendors, which is usually within 30 days of the date that the merchandise was shipped to us.

In order to offer merchandise that our customer will desire, we purchase merchandise from a wide variety of high-quality suppliers. In 2005, our ten largest suppliers accounted for approximately 21% of our merchandise purchases. We also have arrangements with agents and contract manufacturers to produce our private label merchandise. We do not have long-term purchase commitments or arrangements with any of our merchandise suppliers. Our suppliers include domestic and foreign businesses. We expect our suppliers to meet our “Nordstrom Partnership: Standards and Business Practice Guidelines,” which address our standards for matters such as law, labor, health and safety, and environment.
COMPETITIVE CONDITIONS
All segments of our business are highly competitive. Each of our stores competes with other national, regional and local retail establishments that may carry similar lines of merchandise, including department stores, specialty stores, boutiques, mail order and Internet businesses. Our specific competitors vary from market to market. We believe the principal methods of competing in our industry include customer service, store environment, quality of product, fashion, depth of selection and location.
EMPLOYEES
During 2005, we regularly employed on a full or part-time basis an average of 51,400 employees. Due to the seasonal nature of our business, employment increased to approximately 55,400 employees in July 2005 and 56,000 in December 2005.
CAUTIONARY STATEMENT
Certain statements in this Annual Report on Form 10-K contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including anticipated results, store openings and trends in our operations. Actual future results and trends may differ materially from historical results or current expectations depending upon various factors including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Item 1A under the heading “Risk Factors:” the impact of economic and competitive market forces, terrorist activity or war may impact our customers and the retail industry, our ability to predict fashion trends, consumer apparel buying patterns, trends in personal bankruptcies and bad debt write-offs, changes in interest rates, employee relations, our ability to continue and control our expansion, remodel and investment plans, changes in government or regulatory requirements, our ability to control costs, weather conditions and hazards of nature.
These and other factors could affect our financial results and cause actual results to differ materially from those contained in any forward-looking statements we may make. As a result, while we believe there is a reasonable basis for the forward-looking statements, you should not place undue reliance on those statements. We undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.
SEC FILINGS
We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”). All material we file with the SEC is publicly available at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet Web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
WEB SITE ACCESS
Our Internet Web site address is www.nordstrom.com. We make available free of charge on or through our Internet Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of changes in beneficial ownership of securities on Form 4 and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file the report with or furnish it to the SEC. Interested parties may also access a Webcast of quarterly earnings conference calls and other financial events over our Internet Web site.
CORPORATE GOVERNANCE
We have a long-standing commitment to upholding a high level of ethical standards. In addition, as required by the listing standards of the New York Stock Exchange (“NYSE”) and the rules of the SEC, we have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) and Corporate Governance Guidelines. We have posted on our Web site our Code of Ethics, our Corporate Governance Guidelines, and our Committee Charters for the Audit, Compensation, Corporate Governance and Nominating, Executive, and Finance committees. These items are also available in print to any shareholder upon request to:
Nordstrom, Inc. Investor Relations
P.O. Box 2737
Seattle, Washington 98111
(206) 303-3200
invrelations@nordstrom.com
Item 1A. Risk Factors.
Our business faces many risks. We believe the risks described below outline the items of most concern to us. However, these risks may not be the only ones we face. Additional risks and uncertainties, not presently known to us or that we currently deem immaterial, may also impair our business operations.

Nordstrom, Inc. and subsidiaries  5

ABILITY TO RESPOND TO THE BUSINESS ENVIRONMENT AND FASHION TRENDS
Our sales and operating results depend in part on our ability to predict or respond to changes in fashion trends and consumer preferences in a timely manner. Any sustained failure to identify and respond to emerging trends in lifestyle and consumer preferences could have a material adverse affect on our business. Consumer spending at our stores may be affected by many factors outside of our control, including consumer confidence, weather and other hazards of nature that affects consumer traffic, and general economic conditions.
INVENTORY MANAGEMENT
We strive to ensure the merchandise we offer remains fresh and compelling to our customers. If we are not successful at predicting our sales trends and adjusting our purchases, we may have excess inventory, which would result in additional markdowns and reduce our operating performance.
IMPACT OF COMPETITIVE MARKET FORCES
The recent retail industry consolidation changes the environment for many of our vendors and customers. In the future, our competition may partner more effectively with vendors to serve the market’s needs. If we do not effectively respond to changes in our environment, we may see a loss of market share to competitors, declining same-store sales, and declining profitability due to higher markdowns.
STORE GROWTH STRATEGY
As of March 2006, our plans for the next three years include opening 13 new stores and relocating or remodeling 18 existing stores. In the past, our expected opening dates have sometimes been delayed because of development plan delays. Our future growth could be negatively impacted by delays to our store opening, relocating or remodeling plans. In addition, our future net sales at new, relocated or remodeled stores may not meet our projections, which could reduce our operating performance. Performance in our new stores could also be impacted based on our ability to hire employees who are able to deliver the level of service customers have come to expect when shopping at our stores.
INFORMATION SECURITY AND PRIVACY
The protection of our customer, employee, and company data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements across our business units. In addition, our customers have a high expectation that we will adequately protect their personal information. A significant breach of customer, employee, or company data could damage our reputation and result in lost sales, fines, or lawsuits.
LEADERSHIP DEVELOPMENT AND SUCCESSION PLANNING
The training and development of our future leaders is critical to our long-term growth. If we do not effectively implement our strategic and business planning processes to train and develop future leaders, our long-term growth may suffer. In addition, if unexpected leadership turnover occurs without established succession plans, our business may suffer.
BOARD SUCCESSION
A number of our long-standing Directors who were instrumental in leading our Company have retired or will soon retire from our Board. These Board members with extensive experience will no longer be actively involved in our business and development of our long-term strategy. We are welcoming a number of new members to our Board, and we expect to benefit from their vast business experience.
MULTI-CHANNEL STRATEGY EXECUTION
In 2005, we started to make changes in our Direct business that better align our online shopping environment and catalog with the customer experience in our Full-Line stores. These changes include: aligning our Direct merchandise offering with our Full-Line stores to create a seamless experience for our customers between our stores, catalogs and Web site; integrating our Full-Line stores and Direct merchandise organization; recommending that our Full-Line store salespeople utilize our Direct inventory to fulfill customer requests when merchandise is not available at the store; reducing the number and frequency of our Direct catalog mailings; and transitioning our Direct inventory system onto our Full-Line store platform, all while dealing with changes in the Internet market in general. If we made decisions that prove to not be embraced by our customers, our sales could decline. In addition, the cost of integrating these businesses may be greater than expected, which would impact our future operating performance.
BRAND AND REPUTATION
We have a well-recognized brand that is synonymous with the highest level of customer service. Any significant damage to our brand or reputation may negatively impact same-store sales, lower employee morale and productivity, and diminish customer trust, resulting in a reduction in shareholder value.
CAPITAL EFFICIENCY AND PROPER ALLOCATION
Our goal is to invest capital to maximize our overall returns. This includes spending on inventory, capital projects and expenses, managing debt levels, managing accounts receivable through our credit business, and using our assets efficiently to return value to our shareholders. To a large degree, capital efficiency reflects how well we manage the other key risks to our Company. The actions taken to address other specific risks may affect how well we manage the more general risk of capital efficiency. Our recent operating results have raised expectations about our performance. If we do not properly allocate our capital to maximize returns, we may fail to continue to produce similar financial results and we may experience a reduction in shareholder value.

HUMAN RESOURCE REGULATIONS
Our policies and procedures are designed to comply with human resource laws such as wage and hour, meal and rest period, and commissions. Federal and state wage and hour laws are complex, and the related enforcement is increasingly aggressive, particularly in the state of California. Failure to comply with these laws could result in damage to our reputation, class action lawsuits, and dissatisfied employees.
EMPLOYMENT AND DISCRIMINATION LAWS
State and federal employment and discrimination laws and the related case law continue to evolve, making ongoing compliance in this area a challenge. Failure to comply with these laws may result in damage to our reputation, legal and settlement costs, disruption of our business, and loss of customers and employees, which would result in a loss of net sales and increased employment costs, low employee morale and attendant harm to our business and results of operations.
TECHNOLOGY STRATEGY
We make investments in information technology to sustain our competitive position. We spend on average approximately $150 million each year on information technology operations and system development, and this spending is key to our growth strategy. We must monitor and choose the right investments and implement them at the right pace. Targeting the wrong opportunities, failing to make the best investment, or making an investment commitment significantly above or below the requirements of the business opportunity may result in the loss of our competitive position. In addition, an inadequate investment in maintaining our current systems may result in a loss of system functionality and increased future costs to bring our systems up to date.
We may implement too much technology, or change too fast, which could result in failure to adopt the new technology if the business is not ready or capable of accepting it. Excessive technological change affects the effectiveness of adoption, and could adversely affect the realization of benefits from the technology. However, not implementing enough technology could compromise our competitive position.
REGULATORY COMPLIANCE
Our policies and procedures are designed to comply with all applicable laws and regulations, including those imposed by the SEC, NYSE, the banking industry, and foreign countries. With recent high profile business failures on accounting-related issues, additional legal and regulatory requirements such as the Sarbanes-Oxley Act have increased the complexity of the regulatory environment. In addition, foreign laws may conflict with domestic laws. Failure to comply with the various regulations may result in damage to our reputation, civil and criminal liability, fines and penalties, increased cost of regulatory compliance, and restatements of financial statements.
ANTI-TAKEOVER PROVISIONS
We are incorporated in the state of Washington and subject to Washington state law. Some provisions of Washington state law could interfere with or restrict takeover bids or other change in control events affecting us. For example, one statutory provision prohibits us, except under specified circumstances, from engaging in any significant business transaction with any shareholder who owns 10% or more of our common stock (which shareholder, under the statute, would be considered an “acquiring person”) for a period of five years following the time that such shareholder became an acquiring person.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The following table summarizes the number of retail stores owned or leased by us, and the percentage of total store square footage represented by each listed category at January 28, 2006:

		% of total store
	Number of Stores	square footage

Owned stores	32	25.5%
Leased stores	108	30.8%
Owned on leased land	44	42.2%
Partly owned and partly leased	3	1.5%

Total	187	100.0%

We also own six merchandise distribution centers located in Portland, Oregon; Dubuque, Iowa; Ontario, California; Newark, California; Upper Marlboro, Maryland; and Gainesville, Florida, which are utilized by the Retail Stores segment. The Direct segment utilizes one fulfillment center in Cedar Rapids, Iowa, which is owned on leased land. Our administrative offices in Seattle, Washington are a combination of leased and owned space. For one of our corporate office buildings in Seattle, we own a 49% interest in a limited partnership which constructed the office building in which we are the primary tenant. During 2002, the limited partnership refinanced its construction loan obligation with a mortgage secured by the property. This mortgage is included in our long-term debt and is amortized as we make rental payments to the limited partnership over the life of the mortgage. We also lease an office building in the Denver, Colorado metropolitan area that serves as an office of Nordstrom fsb and Nordstrom Credit, Inc.

Nordstrom, Inc. and subsidiaries  7

The following table lists our retail store facilities as of January 28, 2006:

				Year
		Square		Store
Location	Store Name	Footage		Opened

Full-Line Stores

ALASKA
Anchorage	Anchorage	97,000		1975

ARIZONA
Chandler	Chandler Fashion Center	149,000		2001
Scottsdale	Scottsdale Fashion Square	235,000		1998

CALIFORNIA
Arcadia	Santa Anita	151,000		1994
Brea	Brea Mall	195,000		1979
Canoga Park	Topanga	154,000	(a)	1984
Cerritos	Los Cerritos Center	122,000		1981
Corte Madera	The Village at Corte Madera	116,000		1985
Costa Mesa	South Coast Plaza	235,000		1978
Escondido	North County	156,000		1986
Glendale	Glendale Galleria	147,000		1983
Irvine	Irvine Spectrum Center	130,000		2005
Los Angeles	The Grove	120,000		2002
Los Angeles	Westside Pavilion	150,000		1985
Mission Viejo	The Shops at Mission Viejo	172,000		1999
Montclair	Montclair Plaza	134,000		1986
Palo Alto	Stanford Shopping Center	187,000		1984
Pleasanton	Stoneridge Mall	173,000		1990
Redondo Beach	South Bay Galleria	161,000		1985
Riverside	The Galleria at Tyler in	164,000		1991
	Riverside
Roseville	Galleria at Roseville	149,000		2000
Sacramento	Arden Fair	190,000		1989
San Diego	Fashion Valley	220,000		1981
San Diego	Horton Plaza	151,000		1985
San Diego	University Towne Centre	130,000		1984
San Francisco	San Francisco Centre	350,000		1988
San Francisco	Stonestown Galleria	174,000		1988
San Jose	Valley Fair	232,000		1987
San Mateo	Hillsdale Shopping Center	149,000		1982
Santa Ana	MainPlace/Santa Ana	169,000		1987
Santa Barbara	Paseo Nuevo in Santa Barbara	186,000		1990
Walnut Creek	Broadway Plaza	193,000		1984

COLORADO
Broomfield	FlatIron Crossing	172,000		2000
Littleton	Park Meadows	245,000		1996

CONNECTICUT
Farmington	Westfarms	189,000		1997

FLORIDA
Boca Raton	Town Center at Boca Raton	193,000		2000
Coral Gables	Village of Merrick Park	212,000		2002
Miami	Dadeland Mall	150,000		2004
Orlando	The Florida Mall	174,000		2002
Tampa	International Plaza	172,000		2001
Wellington	The Mall at Wellington Green	127,000		2003

GEORGIA
Atlanta	Perimeter Mall	243,000		1998
Atlanta	Phipps Plaza	140,000		2005
Buford	Mall of Georgia	172,000		2000

			Year
		Square	Store
Location	Store Name	Footage	Opened

ILLINOIS
Chicago	Michigan Avenue	274,000	2000
Oak Brook	Oakbrook Center	249,000	1991
Schaumburg	Woodfield Shopping Center	215,000	1995
Skokie	Old Orchard Center	209,000	1994

INDIANA
Indianapolis	Circle Centre	216,000	1995

KANSAS
Overland Park	Oak Park Mall	219,000	1998

MARYLAND
Annapolis	Annapolis Mall	162,000	1994
Bethesda	Montgomery Mall	225,000	1991
Columbia	The Mall in Columbia	173,000	1999
Towson	Towson Town Center	205,000	1992

MICHIGAN
Troy	Somerset Collection	258,000	1996

MINNESOTA
Bloomington	Mall of America	240,000	1992

MISSOURI
Des Peres	West County	193,000	2002

NEVADA
Las Vegas	Fashion Show	207,000	2002

NEW JERSEY
Edison	Menlo Park	204,000	1991
Freehold	Freehold Raceway Mall	174,000	1992
Paramus	Garden State Plaza	282,000	1990
Short Hills	The Mall at Short Hills	188,000	1995

NEW YORK
Garden City	Roosevelt Field	241,000	1997
White Plains	The Westchester	219,000	1995

NORTH CAROLINA
Charlotte	SouthPark	151,000	2004
Durham	The Streets at Southpoint	149,000	2002

OHIO
Beachwood	Beachwood Place	231,000	1997
Columbus	Easton Town Center	174,000	2001

OREGON
Portland	Clackamas Town Center	121,000	1981
Portland	Downtown Portland	174,000	1966
Portland	Lloyd Center	150,000	1963
Salem	Salem Center	71,000	1980
Tigard	Washington Square	189,000	1974

PENNSYLVANIA
King of Prussia	The Plaza at King of Prussia	238,000	1996

(a) We are scheduled to relocate our Full-Line store in Canoga Park, CA in 2006, increasing the square footage to approximately 200,000.

			Year
		Square	Store
Location	Store Name	Footage	Opened

Full-Line Stores (Cont.)

RHODE ISLAND
Providence	Providence Place	206,000	1999

TEXAS
Austin	Barton Creek Square	150,000	2003
Dallas	Galleria Dallas	249,000	1996
Dallas	NorthPark Center	212,000	2005
Frisco	Stonebriar Centre	149,000	2000
Houston	The Galleria	226,000	2003
Hurst	NorthEast Mall	149,000	2001
San Antonio	The Shops at La Cantera	149,000	2005

UTAH
Murray	Fashion Place	110,000	1981
Orem	University Mall	122,000	2002
Salt Lake City	Crossroads Plaza	140,000	1980

VIRGINIA
Arlington	The Fashion Centre at	241,000	1989
	Pentagon City
Dulles	Dulles Town Center	148,000	2002
McLean	Tysons Corner Center	211,000	1988
Norfolk	MacArthur Center	166,000	1999
Richmond	Short Pump Town Center	128,000	2003

WASHINGTON
Bellevue	Bellevue Square	285,000	1967
Lynnwood	Alderwood	151,000	1979
Seattle	Downtown Seattle	383,000	1963
Seattle	Northgate	122,000	1965
Spokane	Spokane	137,000	1974
Tacoma	Tacoma Mall	134,000	1966
Tukwila	Southcenter	170,000	1968
Vancouver	Vancouver	71,000	1977

Other

Honolulu, HI	Ward Centre Shoes	16,000	1997
Façonnable	U.S. (5 boutiques)	58,000
Façonnable	International (32 boutiques)	95,000

			Year
		Square	Store
Location	Store Name	Footage	Opened

Nordstrom Rack Group

Chandler, AZ	Chandler Festival Rack	37,000	2000
Phoenix, AZ	Last Chance	48,000	1992
Scottsdale, AZ	Scottsdale Promenade Rack	38,000	2000
Brea, CA	Brea Union Plaza Rack	45,000	1999
Chino, CA	Chino Spectrum Towne Center Rack	38,000	1987
Colma, CA	Colma Rack	31,000	1987
Costa Mesa, CA	Metro Pointe at South Coast Rack	50,000	1983
Fresno, CA	Villaggio Retail Center Rack	32,000	2002
Glendale, CA	Glendale Fashion Center Rack	36,000	2000
Long Beach, CA	Long Beach CityPlace Rack	33,000	2002
Los Angeles, CA	The Promenade at Howard Hughes	41,000	2001
	Center Rack
Ontario, CA	Ontario Mills Mall Rack	40,000	2002
Oxnard, CA	Esplanade Shopping Center Rack	38,000	2001
Roseville, CA	Creekside Town Center Rack	36,000	2001
Sacramento, CA	Howe `Bout Arden Center Rack	54,000	1999
San Diego, CA	Mission Valley Rack	57,000	1985
San Francisco, CA	555 Ninth Street Retail Center Rack	43,000	2001
San Jose, CA	Westgate Mall Rack	48,000	1998
San Leandro, CA	San Leandro Rack	44,000	1990
Woodland Hills, CA	Topanga Rack	64,000	1984
Broomfield, CO	Flatiron Marketplace Rack	36,000	2001
Littleton, CO	Meadows Marketplace Rack	34,000	1998
Miami, FL	Last Chance	26,000	2005
Sunrise, FL	The Oasis at Sawgrass Mills Rack	27,000	2003
Buford, GA	Mall of Georgia Crossing Rack	44,000	2000
Honolulu, HI	Victoria Ward Centers Rack	34,000	2000
Chicago, IL	The Shops at State and	41,000	2003
	Washington Rack
Northbrook, IL	Northbrook Rack	40,000	1996
Oak Brook, IL	The Shops at Oak Brook Place Rack	42,000	2000
Schaumburg, IL	Woodfield Rack	45,000	1994
Gaithersburg, MD	Gaithersburg Rack	49,000	1999
Towson, MD	Towson Rack	31,000	1992
Grand Rapids, MI	Centerpointe Mall Rack	40,000	2001
Troy, MI	Troy Marketplace Rack	40,000	2000
Bloomington, MN	Mall of America Rack	41,000	1998
Las Vegas, NV	Silverado Ranch Plaza Rack	33,000	2001
Westbury, NY	The Mall at the Source Rack	48,000	1997
Beaverton, OR	Tanasbourne Town Center Rack	53,000	1998
Clackamas, OR	Clackamas Promenade Rack	28,000	1983
Portland, OR	Downtown Portland Rack	32,000	1986
King of Prussia, PA	The Overlook at King of	45,000	2002
	Prussia Rack
Hurst, TX	The Shops at North East Mall Rack	40,000	2000
Plano, TX	Preston Shepard Place Rack	39,000	2000
Salt Lake City, UT	Sugarhouse Rack	31,000	1991
Dulles, VA	Dulles Town Crossing Rack	41,000	2001
Woodbridge, VA	Potomac Mills Rack	46,000	1990
Auburn, WA	SuperMall of the Great	48,000	1995
	Northwest Rack
Bellevue, WA	Factoria Mall Rack	46,000	1997
Lynnwood, WA	Golde Creek Plaza Rack	38,000	1985
Seattle, WA	Downtown Seattle Rack	42,000	1987
Spokane, WA	NorthTown Mall Rack	28,000	2000

In March 2006, we opened one Full-Line store in Palm Beach Gardens, FL and we plan to open one Rack store in San Marcos, CA in the fall of 2006. In 2007, we are scheduled to open four Full-Line stores.

Nordstrom, Inc. and subsidiaries  9

Item 3. Legal Proceedings.
COSMETICS
We were originally named as a defendant along with other department store and specialty retailers in nine separate but virtually identical class action lawsuits filed in various Superior Courts of the State of California in May, June and July 1998 that were consolidated in Marin County Superior Court. In May 2000, plaintiffs filed an amended complaint naming a number of manufacturers of cosmetics and fragrances and two other retailers as additional defendants. Plaintiffs’ amended complaint alleges that the retail price of the “prestige” or “Department Store” cosmetics and fragrances sold in department and specialty stores was collusively controlled by the retailer and manufacturer defendants in violation of the Cartwright Act and the California Unfair Competition Act.
Plaintiffs seek treble damages and restitution in an unspecified amount, attorneys’ fees and prejudgment interest, on behalf of a class of all California residents who purchased cosmetics and fragrances for personal use from any of the defendants during the four years prior to the filing of the original complaints.
We entered into a settlement agreement with the plaintiffs and the other defendants on July 13, 2003. In furtherance of the settlement agreement, the case was re-filed in the United States District Court for the Northern District of California on behalf of a class of all persons who currently reside in the United States and who purchased “Department Store” cosmetics and fragrances from the defendants during the period May 29, 1994 through July 16, 2003. The Court gave preliminary approval to the settlement, and a summary notice of class certification and the terms of the settlement were disseminated to class members. On March 30, 2005, the Court entered a final judgment approving the settlement and dismissing the plaintiffs’ claims and the claims of all class members with prejudice, in their entirety. On April 29, 2005, two class members who had objected to the settlement filed notices of appeal from the Court’s final judgment to the United States Court of Appeals for the Ninth Circuit. The objectors’ appellate brief is due on March 24, 2006, and plaintiffs’ and defendants’ briefs are due in late April or early May, 2006. It is uncertain when the appeals will be resolved, but the appeal process could take as much as another year or more. If the Court’s final judgment approving the settlement is affirmed on appeal, or the appeals are dismissed, the defendants will provide class members with certain free products with an estimated retail value of $175 million and pay the plaintiffs’ attorneys’ fees, awarded by the Court, of $24 million. Our share of the cost of the settlement will not have a material adverse effect on our financial condition, results of operations or cash flows.
OTHER
We are involved in routine claims, proceedings, and litigation arising from the normal course of our business. We do not believe any such claim, proceeding or litigation, either alone or in aggregate, will have a material impact on our results of operations, financial position, or liquidity.
Item 4. Submission of Matters to a Vote of Security Holders.
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Our Common Stock, without par value, is traded on the New York Stock Exchange under the symbol “JWN.” The approximate number of holders of Common Stock as of March 10, 2006 was 133,876, based upon the number of registered and beneficial shareholders, as well as the number of employee shareholders in the Nordstrom 401(k) Plan and Profit Sharing.
On May 24, 2005, our Board of Directors approved a two-for-one stock split of our outstanding common stock and a proportional increase in the number of common shares authorized from 500 million to 1 billion. Additional shares issued as a result of the stock split were distributed on June 30, 2005 to shareholders of record as of June 13, 2005. Reference to our shares and per share information have been adjusted to reflect this stock split.
The high and low sales prices of our common stock and dividends declared for each quarter of 2005 and 2004 are presented in the table below:

	Common Stock Price
	2005		2004		Dividends per Share
	High	Low	High	Low	2005	2004

1st Quarter	$28.14	$23.91	$20.63	$17.57	$0.065	$0.055
2nd Quarter	$37.46	$25.22	$23.15	$17.43	$0.085	$0.055
3rd Quarter	$37.96	$30.41	$22.12	$18.03	$0.085	$0.065
4th Quarter	$42.74	$33.58	$24.49	$21.34	$0.085	$0.065
Full Year	$42.74	$23.91	$24.49	$17.43	$0.32	$0.24

REPURCHASES
(Dollars in millions except per share amounts)
A summary of our fourth quarter share repurchases are as follows:

		Average	Total Number of Shares
	Total Number of	Price Paid	(or Units) Purchased as	Maximum Number (or Approximate Dollar
	Shares (or Units)	Per Share	Part of Publicly Announced	Value) of Shares (or Units) that May Yet Be
Period	Purchased	(or Unit)	Plans or Programs	Purchased Under the Plans or Programs (1)

Nov. 2005 (10/30/05 to 11/26/05)	100,000	$37.79	100,000	$249.9
Dec. 2005 (11/27/05 to 12/31/05)	925,000	$36.97	925,000	$215.7
Jan. 2006 (1/1/06 to 1/28/06)	75,000	$37.40	75,000	$212.9

Total	1,100,000	$37.07	1,100,000

(1) In February 2005, the Board of Directors authorized $500.0 of share repurchases. The actual number and timing of share repurchases will be subject to market conditions and applicable SEC rules. In 2005, we purchased 8,493,887 shares for $287.1 at an average price of $33.80 per share.

Nordstrom, Inc. and subsidiaries  11

Item 6. Selected Financial Data.
(Dollars in thousands except sales per square foot and per share amounts)
The following selected financial data are derived from the audited Consolidated Financial Statements and should be read in conjunction with Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and the Consolidated Financial Statements and the related notes included in Item 8 of this Annual Report on Form 10-K.

Fiscal Year	2005	2004	2003	2002[4]		2001	2000[6]

Operations
Net sales	$7,722,860	$7,131,388	$6,448,678	$5,944,656		$5,607,687	$5,511,908
Same-store sales percentage increase (decrease)[1]	6.0%	8.5%	4.1%	1.4%		(2.9%)	0.3%
Gross profit	2,834,837	2,572,000	2,233,132	1,974,634		1,844,133	1,854,220
Gross profit rate[2]	36.7%	36.1%	34.6%	33.2%		32.9%	33.6%
Selling, general, and administrative expenses	(2,100,666)	(2,020,233)	(1,899,129)	(1,783,210)		(1,698,497)	(1,722,247)
Selling, general, and administrative rate[3]	27.2%	28.3%	29.4%	30.0%		30.3%	31.2%
Operating income	734,171	551,767	334,003	191,424		145,636	131,973
Interest expense, net	(45,300)	(77,428)	(90,952)	(81,921)		(75,038)	(62,698)
Other income including finance charges, net	196,354	172,942	155,090	139,289		133,890	130,600
Earnings before income tax expense	885,225	647,281	398,141	195,624	[5]	204,488	167,018
Earnings before income tax expense as a percentage of net sales	11.5%	9.1%	6.2%	3.3%	[5]	3.6%	3.0%
Net earnings	551,339	393,450	242,841	90,224		124,688	101,918
Net earnings as a percentage of net sales	7.1%	5.5%	3.8%	1.5%		2.2%	1.8%
Diluted earnings per share	$1.98	$1.38	$0.88	$0.33		$0.46	$0.39
Dividends per share	$0.32	$0.24	$0.205	$0.19		$0.18	$0.175
Return on average shareholders’ equity	28.4%	23.0%	16.2%	6.7%		9.8%	8.4%
Sales per square foot	$369	$347	$325	$317		$319	$341

Financial Position (at year end)
Customer accounts receivable, net	$566,815	$580,397	$594,900	$606,861		$621,491	$649,504
Investment in asset backed securities	561,136	422,416	272,294	124,543		58,539	50,183
Merchandise inventories	955,978	917,182	901,623	953,112		888,172	945,687
Current assets	2,874,157	2,572,444	2,524,843	2,125,356		2,095,317	1,812,982
Current liabilities	1,623,312	1,341,152	1,122,559	925,978		986,587	950,568
Land, buildings and equipment, net	1,773,871	1,780,366	1,807,778	1,849,961		1,761,082	1,599,938
Long-term debt, including current portion	934,394	1,030,107	1,234,243	1,350,595		1,424,242	1,112,296
Shareholders’ equity	2,092,681	1,788,994	1,634,009	1,372,864		1,316,245	1,233,445
Debt-to-capital ratio	30.9%	36.5%	43.0%	49.6%		52.0%	49.2%
Book value per share	7.76	6.59	5.90	5.07		4.89	4.61
Total assets	4,921,349	4,605,390	4,569,233	4,185,269		4,084,356	3,608,503

Store Information (at year end)
Full-Line stores	98	94	92	88		80	77
Rack and other stores	57	56	56	55		52	43
International Façonnable boutiques	32	31	31	23		24	20
Total square footage	20,070,000	19,397,000	19,138,000	18,428,000		17,048,000	16,056,000

[1]	Same-stores include stores that have been open at least one full year at the beginning of the year.

[2]	Gross profit rate is calculated as the gross profit as a percentage of net sales.

[3]	Selling, general, and administrative rate is calculated as the selling, general, and administrative expenses as a percentage of net sales.

[4]	2002 — The items below amounted to a net $90,638 charge ($71,041, net of tax, or $0.26 per diluted share):
•	Selling, general and administrative expenses included an impairment charge of $15,570 related to the write-down of an information technology investment in a supply chain software application in our private label business.

•	We purchased the outstanding shares of Nordstrom.com, Inc. series C preferred stock for $70,000. The minority interest purchase and reintegration costs resulted in a one-time charge of $53,168. No tax benefit was recognized as there was no possibility of a future tax benefit.

•	When we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” our initial impairment test of the Façonnable Business Unit resulted in an impairment charge to acquired tradename of $16,133 and to goodwill of $5,767. The impairment charge is reflected as a cumulative effect of accounting change ($13,359, net of tax).

[5]	In 2002, earnings before income tax expense and earnings before income tax expense as a percentage of net sales do not include the cumulative effect of an accounting change of $13,359, net of tax of $8,541.

[6]	2000 — The items below amounted to a net $56,084 charge ($34,211, net of tax, or $0.13 per diluted share):
•	Selling, general and administrative expenses included a charge of $13,000 for certain severance and other costs related to a change in management.

•	We recorded an impairment charge of $10,227, consisting of $9,627 recorded in selling, general and administrative expenses and $600 in interest expense, related to several software projects under development that were either impaired or obsolete.

•	We held common shares in Streamline, Inc., an Internet grocery and consumer goods delivery company. Streamline ceased its operations effective November 2000, and we wrote off our entire investment of $32,857 in Streamline.

(Dollars in thousands except sales per square foot and per share amounts)

Fiscal Year	1999[4]	1998	1997	1996	1995

Operations
Net sales	$5,144,754	$5,049,182	$4,864,604	$4,457,931	$4,113,717
Same-store sales percentage increase (decrease)[1]	(1.1%)	(2.7%)	4.0%	0.6%	(0.7%)
Gross profit	1,781,929	1,704,237	1,568,791	1,378,472	1,310,931
Gross profit rate[2]	34.6%	33.8%	32.2%	30.9%	31.9%
Selling, general, and administrative expenses	(1,516,259)	(1,429,837)	(1,338,235)	(1,232,860)	(1,136,069)
Selling, general, and administrative rate[3]	29.5%	28.3%	27.5%	27.7%	27.6%
Operating income	265,670	274,400	230,556	145,612	174,862
Interest expense, net	(50,396)	(47,091)	(34,250)	(39,400)	(39,295)
Other income including finance charges, net	116,783	110,414	110,907	135,331	134,179
Earnings before income tax expense	332,057	337,723	307,213	241,543	269,746
Earnings before income tax expense as a percentage of net sales	6.5%	6.7%	6.3%	5.4%	6.6%
Net earnings	202,557	206,723	186,213	146,316	163,556
Net earnings as a percentage of net sales	3.9%	4.1%	3.8%	3.3%	4.0%
Diluted earnings per share	$0.73	$0.70	$0.60	$0.45	$0.50
Dividends per share	$0.16	$0.15	$0.1325	$0.125	$0.125
Return on average shareholders’ equity	16.3%	15.0%	12.8%	10.2%	11.9%
Sales per square foot	$349	$362	$384	$377	$382

Financial Position (at year end)
Customer accounts receivable, net	$557,190	$560,564	$621,704	$661,332	$874,103
Investment in asset backed securities	38,830	7,097	20,158	31,791	—
Merchandise inventories	797,845	750,269	826,045	719,919	626,303
Current assets	1,564,648	1,668,689	1,613,492	1,549,819	1,612,776
Current liabilities	866,509	794,490	979,031	795,321	833,443
Land, buildings and equipment, net	1,429,492	1,378,006	1,252,513	1,152,454	1,103,298
Long-term debt, including current portion	804,982	868,234	420,865	380,632	439,943
Shareholders’ equity	1,185,614	1,300,545	1,458,950	1,457,084	1,408,053
Debt-to-capital ratio	42.5%	42.1%	31.9%	27.2%	32.3%
Book value per share	4.48	4.58	4.78	4.57	4.34
Total assets	3,062,081	3,103,689	2,890,664	2,726,495	2,732,619

Store Information (at year end)
Full-Line stores	71	67	65	62	58
Rack and other stores	33	30	27	21	20
International Façonnable boutiques	0	0	0	0	0
Total square footage	14,487,000	13,593,000	12,614,000	11,754,000	10,713,000

1 Same-stores include stores that have been open at least one full year at the beginning of the year.
2 Gross profit rate is calculated as the gross profit as a percentage of net sales.
3 Selling, general, and administrative rate is calculated as the selling, general, and administrative expenses as a percentage of net sales.
4 1999 — The item below amounted to a net $10,000 charge ($6,111, net of tax, or $0.02 per diluted share):
•	Selling, general and administrative expenses included a charge of $10,000 primarily associated with the restructuring of our information technology services area. The charge consisted of $4,053 in the disposition of several software projects under development, $2,685 in employee severance and $1,206 in other miscellaneous costs. Additionally, we recorded $2,056 related to settlement costs for two lawsuits.

Nordstrom, Inc. and subsidiaries  13

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Nordstrom is a fashion specialty retailer offering high-quality apparel, shoes, cosmetics and accessories for women, men and children. We offer a wide selection of brand name and private label merchandise. We offer our products through multiple retail channels including our Full-Line ‘Nordstrom’ stores, our discount ‘Nordstrom Rack’ stores, our ‘Façonnable’ boutiques, our catalogs and on the Internet at www.nordstrom.com. Our stores are located throughout the United States and we have 32 Façonnable boutiques located in France, Portugal, and Belgium. In addition, we offer our customers a variety of payment products and services including our loyalty program.
STRATEGIC INITIATIVES FOR 2006
Our long-term goal is to deliver industry-leading performance, and we continue to focus on driving top-line growth, gaining operational efficiencies and developing leaders for future growth. This mindset has served us well over the last few years as we have generated same-store sales growth and improved our gross profit and selling, general, and administrative rates. Our 2006 initiatives maintain the same focus but also recognize the developments in our business and the marketplace.
Drive Top-Line Growth
Our top priority is to gain market share through existing stores and channels, as well as from new Full-Line stores. Our success in accomplishing this goal starts and ends with the experience each customer has in our stores. We believe the essence of this experience is desirable products coupled with personalized service. Our ongoing focus revolves around these two key elements of our business as we believe they are an integral part of long-term success. For 2006, we have identified three specific areas of focus to drive top-line growth: re-energizing women’s apparel, multi-channel integration and enhancing our designer business.
Women’s Apparel — Women’s apparel represents about one-third of our total sales and serves a wide range of individual tastes and styles. In 2005, we started to develop more targeted merchandising strategies for our women’s departments. A thorough analysis of objective customer information combined with the feedback from our selling floor has helped us to better understand our customers’ needs and shopping priorities in terms of style, price, fit and occasion. We have carefully reorganized our merchant teams and are in the process of fine-tuning our offerings to better serve our customers.
Multi-Channel Integration — Our goal is to create a more integrated, consistent merchandise offering for our customers, whether they choose to shop in our Full-Line stores, on the Internet or through our catalogs. As described in “Multi-Channel Strategy Execution” on page 6, we initiated the integration in 2005. In 2006 we will begin migrating the Direct inventory system onto our Full-Line store platform, creating a “one-company view” of inventory resulting in a more seamless merchandise offering and experience for our customer. This process is expected to continue through 2008.
Designer — Our women’s designer category has been a strong performer and contributes significantly to the aspirational nature of our brand. Our goal is to have a complete designer offering in at least one store for every major market we serve. In addition, we are focused on enhancing and aligning our designer offering across all major merchandise categories. In August 2005, we purchased a majority interest in Jeffrey, a luxury specialty store business with stores in New York City and Atlanta, and named the founder, President and CEO of Jeffrey, Mr. Jeffrey Kalinsky, Director of Designer Merchandising at Nordstrom. Along with our merchant team, we’re utilizing Mr. Kalinsky’s expertise and creativity in the designer business to further our current designer strategies. Additionally, we launched a designer Web site in February 2006, which offers designer apparel, footwear and accessories.
Continue to Gain Operational Efficiencies
As we ‘drive top-line growth,’ we seek to expand our gross profit and reduce our selling, general and administrative rates by minimizing the increases to our buying, occupancy, general and administrative costs. This approach has been successful over the past three years, as we have controlled these costs while we supported our same-store sales growth. We are committed to keeping our technology investments current and relevant to our business needs. This includes investing in ongoing maintenance and system enhancements as well as replacing older applications as the opportunities present themselves. This is an ongoing part of our overall technology investment strategy. We anticipate additional rate improvement from our buying and corporate organization as we enhance our processes and expand the use of our systems to support our future sales growth.
Leadership Development and Succession Planning
At Nordstrom, we are committed to developing the best talent in retail. The training and development of our future leaders is critical to our long-term growth. To that end, we have identified potential successors for all major leadership roles. We have also piloted with 35 executives a leadership development program designed to increase specifically identified leadership skills. This program includes identifying each leader’s development needs and includes personal coaching as well as interactive group learning. This program will be rolled out to approximately 90 leaders by the end of 2006 with plans to train more individuals over the next few years.

OVERVIEW
In 2005, our same-store sales increased 6.0% on top of our 8.5% increase in 2004. These increases are our two highest annual same-store sales growth results in the past 10 years. Some other retailers who combine an offering of compelling merchandise and customer service have also experienced positive sales growth. Our merchandise and selling costs increased in-line with our same-store sales, but our other costs, including buying and occupancy costs and non-selling labor, remained relatively consistent with last year. As a result of our same-store sales growth and expense performance, we experienced a significant increase in our operating income. Our earnings before income tax expense as a percentage of net sales was 11.5% in 2005, the first year that it exceeded 10.0% since we first issued stock to the public in 1971. In addition, our diluted earnings per share increased 43.5% to $1.98.
RESULTS OF OPERATIONS
Net Sales (Dollars in Millions)

Fiscal Year	2005	2004	2003

Net sales	$7,722.9	$7,131.4	$6,448.7
Net sales increase	8.3%	10.6%	8.5%
Same-store sales increase	6.0%	8.5%	4.1%
Percentage of net sales by merchandise category:
Women’s apparel	35%	36%	36%
Shoes	21%	20%	20%
Cosmetics and women’s accessories	20%	20%	19%
Men’s apparel	18%	18%	17%
Children’s apparel	3%	3%	4%
Other	3%	3%	4%

2005 VS 2004 NET SALES
In our Full-Line stores, our accessories, cosmetics and men’s apparel merchandise categories experienced the largest same-store sales increases. Our shoe divisions had same-store sales increases. Our women’s apparel merchandise category had mixed same-store sales performance; women’s intimate, junior and contemporary apparel were the leaders in the women’s category, while women’s special sizes, better and bridge apparel had same-store sales decreases in 2005.
Our Rack same-store sales increased 14.8% in 2005, on top of last year’s 13.2% increase. Our sales increase was driven by the Rack’s merchandise mix, especially our ability to offer customers branded merchandise.
Nordstrom Direct’s 2005 sales, including shipping revenue, decreased by 2.5%. Internet sales increased 40.7%. In February 2005, we reduced our shipping fees, which drove additional Internet sales but reduced our overall shipping revenue. Nordstrom Direct’s 2005 sales, excluding shipping revenue, improved by 2.4% compared to 2004. As part of the multi-channel strategy (see page 6), we reduced our Direct catalog mailings significantly beginning in July 2005 and we shifted the merchandise offering to be more aligned with the Full-Line stores. The decrease in the number of Direct catalog mailings, along with a continuing shift of catalog customers to the Internet, resulted in a drop in catalog sales in 2005.
Total net sales increased as a result of our same-store sales increases as well as from the six Full-Line stores opened since February 2004.
2004 VS 2003 NET SALES
Our net sales increased as our customers responded positively to our merchandise offerings. Both our Full-Line and Rack stores had overall and same-store sales increases. All of our geographic regions and major merchandise categories also reported overall and same-store sales increases. The strongest performing areas were accessories, women’s shoes and women’s better apparel, followed by women’s designer and men’s apparel.
Total net sales also benefited from the six Full-Line stores and two Rack stores opened since February 2003, increasing our retail square footage 5% during the last two years.
Sales at Nordstrom Direct increased 30.9% due to Internet-customer order growth and an improved customer order fulfillment rate. Internet sales increased 53.1% due to an increase in the rate of Web site visits that result in sales and increased Internet advertising. Catalog net sales decreased in 2004 by 3%, which is consistent with our strategy to shift catalog customers to the Internet.
2006 FORECAST OF SAME-STORE SALES
In March 2006, we opened one Full-Line store; later in 2006, we plan to open one Rack store and relocate one existing Full-Line store, increasing retail square footage by approximately 1%. We expect 2006 same-store sales to increase 1% to 3%.

Nordstrom, Inc. and subsidiaries  15

Gross Profit (Dollars in Millions Except Per Square Foot Amounts)

Fiscal Year	2005	2004	2003

Gross profit	$2,834.8	$2,572.0	$2,233.1
Gross profit rate	36.7%	36.1%	34.6%
Average inventory per square foot	$51.25	$52.46	$54.81
Inventory turnover	4.84	4.51	4.10

2005 VS 2004 GROSS PROFIT
While we showed growth in our same-store sales, we held buying and occupancy costs relatively consistent with last year. In addition, our merchandise costs increased in-line with our sales increases. As a result, we drove a gross profit rate improvement of 60 basis points.
We continue our efforts to improve inventory management while providing fresh and compelling merchandise to our customers. We utilized existing and new technology to gain greater visibility into our sales trends and inventory position. Our merchant teams used these tools to expand their analysis of our sales and on-hand content to drive sales growth and increase our inventory turnover rate.
2004 VS 2003 GROSS PROFIT
In 2004, the improvement in our gross profit rate was primarily a result of meeting our customers’ desire for fresh, compelling merchandise, which increased the sales of regular priced merchandise. In addition, gross profit benefited from our ongoing improvement in managing inventory and by holding buying costs and the fixed portion of occupancy expenses flat.
Contributing to our gross profit rate improvement was the continuous improvement we are making utilizing our perpetual inventory system investment, which we made in 2003. We have better visibility into sales trends and on-hand content, allowing us to more effectively manage our merchandise; the result was a significant improvement in our inventory turnover rate. Increased sell-through of regular-priced merchandise reduced the markdowns necessary to sell slow moving goods. We maintained our inventory at levels consistent with the prior year, even though our sales and square footage grew in 2004. The overall improvements in merchandise management have generated higher margins on our inventory investments.
2006 FORECAST OF GROSS PROFIT
In 2006, if we achieve our planned same-store sales growth, we expect a net 10 to 20 basis point improvement in our gross profit rate from continued sales leverage on buying and occupancy costs. This includes an estimated 15 basis point decrease to our 2006 gross profit rate when we adopt SFAS No. 123(R), “Share-Based Payment.”
Selling, General and Administrative Expenses (Dollars in Millions)

Fiscal Year	2005	2004	2003

Selling, general and administrative expenses	$2,100.7	$2,020.2	$1,899.1
Selling, general and administrative rate	27.2%	28.3%	29.4%

2005 VS 2004 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
The primary component of our selling, general and administrative expenses that varies with our same-store sales is our selling costs. Most of our other expenses do not fluctuate with changes in our same-store sales. In 2005, as our same-store sales increased 6.0%, we held our general and administrative expenses essentially in-line with 2004, which resulted in a 110 basis point decrease in our selling, general and administrative rate. This is our second year in a row that the combination of our net sales increases and control of our general and administrative costs has given us an improvement in the selling, general and administrative rate of over 100 basis points.
2004 VS 2003 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
We continued to use our infrastructure to support increased sales. In 2004, our selling, general and administrative rate improved 110 basis points. We were able to control and leverage our fixed general and administrative expenses, especially non-selling labor. While selling expense increased in 2004, primarily from higher costs linked to increased sales, we experienced a slight rate improvement in selling expense as a percentage of net sales.
2006 FORECAST OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In 2006, our selling, general and administrative rate is expected to improve overall by 10 to 20 basis points, primarily from continued sales leverage on general and administrative expenses. This includes an estimated 20 basis point increase to our 2006 selling, general and administrative rate when we adopt SFAS No. 123(R), “Share-Based Payment.”

Interest Expense, Net (Dollars in Millions)

Fiscal Year	2005	2004	2003

Interest expense, net	$45.3	$77.4	$91.0

2005 VS 2004 INTEREST EXPENSE, NET
Interest expense, net decreased $32.1 million in 2005 compared to 2004. The decrease is primarily due to debt prepayment costs of $20.9 million incurred in 2004 in connection with a $198.2 million debt buyback. We did not incur similar costs in 2005.
2004 VS 2003 INTEREST EXPENSE, NET
We prepaid debt of $198.2 million in 2004 and $105.7 million in 2003. We incurred debt prepayment costs of $20.9 million in 2004 and $14.3 million in 2003. The decrease in our interest expense, net in 2004 was due to the reduction in our 2004 average outstanding debt, partially offset by the increase in the prepayment costs.
2006 FORECAST OF INTEREST EXPENSE, NET
We expect a reduction in interest expense, net of approximately $8 to $10 million due to higher interest income. This forecasted interest expense can vary based upon the rate of our share repurchases, which affects our cash on hand and the related interest income, and the variable portion of our long-term debt. Although the majority of our debt has fixed interest rates, we currently hold an interest rate swap agreement on our $250.0 million 5.625% senior notes due in January 2009, where we receive a fixed rate of 5.625% and pay a variable rate based on LIBOR plus a margin of 2.3% set at six-month intervals (7.09% at January 28, 2006).
Other Income Including Finance Charges, Net (Dollars in Millions)

Fiscal Year	2005	2004	2003

Other income including finance charges, net	$196.4	$172.9	$155.1
Other income including finance charges, net as a percentage of net sales	2.5%	2.4%	2.4%

2005 VS 2004 OTHER INCOME INCLUDING FINANCE CHARGES, NET
Other income including finance charges, net increased $23.4 million, due to earnings growth in the Nordstrom fsb co-branded VISA credit card program and our gift card breakage income of $8.0 million. The principal balances of receivables in the VISA credit card, which are held by a separate trust in which we hold a certificated interest, increased 20.6% during 2005. The receivables growth increase, which is mostly funded by our operating cash flows, produces an increase in the trust’s earnings. Our income from the program increased primarily because of this growth in the co-branded receivables program.
Gift card breakage income is a new component of income in 2005. Unclaimed property legislation changed in 2004 to allow us to retain unused balances on gift cards. We analyzed the experience of our program since it was introduced in 1999, and we determined that balances remaining on cards issued five years ago are unlikely to be redeemed. The breakage income recognized in 2005 includes $2.6 million and $5.4 million for cards issued in 1999 and 2000; in both cases, the breakage income is 3.4% of the amount issued as gift cards in those years.
2004 VS 2003 OTHER INCOME INCLUDING FINANCE CHARGES, NET
Our overall other income including finance charges, net increased $17.9 million, primarily from our co-branded VISA credit card program growth. Since 2002, we marketed this credit card to our in-store customers and the inactive Nordstrom private label credit card holders. These marketing efforts showed success in 2004, as the co-branded VISA credit card holders used the cards more extensively in 2004, resulting in a 45.7% volume increase.
2006 FORECAST OF OTHER INCOME INCLUDING FINANCE CHARGES, NET
In 2006, other income including finance charges, net is expected to increase approximately $25 to $30 million as we continue to see growth in our VISA credit card program and corresponding income.

Nordstrom, Inc. and subsidiaries  17

Income Tax Expense (Dollars in Millions)

Fiscal Year	2005	2004	2003

Income tax expense	$333.9	$253.8	$155.3
Effective tax rate	37.7%	39.2%	39.0%

2005 VS 2004 INCOME TAX EXPENSE
Our expected effective tax rate, considering the federal tax rate of 35.0% and the net effect of state income taxes, is 38.5%. In 2005, our actual effective tax rate was below this rate because our 2004 tax expense, which was finalized in the third quarter of 2005, was less than we expected; we reduced our reserve when the audits of our 2000 and 2001 federal tax returns were completed; and, we utilized a larger than previously estimated amount of our capital loss carryforward.
2004 VS 2003 INCOME TAX EXPENSE
Our effective tax rate in 2004 increased from the 2003 rate because we recorded a valuation allowance for a portion of a capital loss carryforward which we deemed to be unrealizable.
2006 FORECAST OF INCOME TAX EXPENSE
In 2006, we expect our effective tax rate to be 38.5%.
Net Earnings and Diluted Earnings Per Share (Dollars in Millions Except Per Share Amounts)

Fiscal Year	2005	2004	2003

Net earnings	$551.3	$393.5	$242.8
Net earnings as a percentage of net sales	7.1%	5.5%	3.8%
Diluted earnings per share	$1.98	$1.38	$0.88

2005 VS 2004 NET EARNINGS AND DILUTED EARNINGS PER SHARE
In 2005, net earnings increased 40.1% and diluted earnings per share increased 43.5% as a result of our same-store sales growth and sales leverage on buying and occupancy and general and administrative expenses. In 2004, we incurred prepayment costs and wrote off deferred debt costs totaling $20.9 million, or $0.05 per diluted share, upon prepayment of $198.2 million of long-term debt. We did not incur similar costs in 2005.
2004 VS 2003 NET EARNINGS AND DILUTED EARNINGS PER SHARE
In 2004, earnings per share increased to $1.38 from $0.88 in 2003. This increase was driven by a strong increase in overall and same-store sales, improvements in gross profit through better inventory management, and sales leverage on buying and occupancy and selling, general and administrative expenses.
2006 FORECAST OF DILUTED EARNINGS PER SHARE
We expect our diluted earnings per share to be in the range of $2.15 to $2.23 in 2006, which includes an estimated annual expense of $0.06 per diluted share from the adoption of SFAS No. 123(R), “Share-Based Payment” in the first quarter of 2006.
Fourth Quarter Results
Net earnings for the fourth quarter of 2005 were $190.4 million compared with $140.0 million in 2004. Total sales for the quarter increased 9.3% to $2.3 billion and same-store sales increased by 5.8%. Our cosmetics, accessories and men’s apparel merchandise categories experienced the largest same-store sales increases. Our shoe divisions had same-store sales increases. Our women’s apparel merchandise categories had mixed same-store sales performance. Women’s intimate and contemporary apparel were the leaders in the women’s category, while women’s special sizes, bridge and better apparel had same-store sales decreases in 2005.
Our gross profit rate increased to 37.5% from 36.6% last year. Our women’s apparel category experienced a reduction in gross profit rate, but this was offset by improvement in the men’s apparel and accessories categories. The quarterly improvement in our gross profit rate resulted from leverage on our buying and occupancy expenses.
Our selling, general and administrative rate improved 70 basis points from 26.9% to 26.2%, primarily from leverage on our general and administrative expenses.
LIQUIDITY AND CAPITAL RESOURCES
Overall, cash increased by $102.0 million to $462.7 million as of January 28, 2006 due primarily to the increase in our net earnings in 2005. We utilized our cash flow from operations for capital expenditures, to repay debt and to return capital to our shareholders through dividends and repurchases of our common stock.

Operating Activities
2005 VS 2004 OPERATING ACTIVITIES
Net cash flow from operating activities increased from $606.3 million to $776.2 million, an increase of $169.9 million primarily due to the growth in our net earnings. We continue to see growth in our co-branded VISA credit card program, and as a result we have increased the capital we allocate to fund this program. Under our co-branded VISA program, we earn interchange and finance charge income and we offer card holders merchandise certificates, which can be redeemed in our stores, similar to a gift certificate. Our operating cash flows have been sufficient over the past three years to support the annual growth of this program, and we expect additional growth in 2006 also will be funded from our operations.
A key tool that we use to manage our inventory is our perpetual inventory system. In 2005, we reduced our average inventory per square foot by 2.3%. We use our perpetual inventory system to identify sales trends quickly, so we can enhance additional sales opportunities and increase inventory turnover.
In the course of negotiating for store locations, some developers offer up-front cash payments to defray our capital expenditures in exchange for our commitment to operate a store in their development. In 2005, we received $49.5 million of these incentives, which is a $29.6 million increase over 2004. Property incentive receipts vary year to year, depending on the number of our store openings and remodels and the arrangements we negotiate with developers.
2004 VS 2003 OPERATING ACTIVITIES
In 2004, net cash flow from operating activities increased to $606.3 million, a $7.1 million increase. Higher net earnings was offset by our merchandise purchase and payment flow changes in 2004 as compared to 2003 and the timing of income tax payments. Toward the end of 2003 and into 2004, we achieved a more even flow of merchandise purchases in relation to our sales trends. Our 2004 inventory turns have improved over the prior year; the payables leverage we achieved in 2004 is consistent with our merchandise purchase plan. Income tax payments have increased in 2004 as a result of our earnings growth.
2006 FORECAST FOR OPERATING ACTIVITIES
In 2006, cash flows provided by operating activities are expected to increase slightly as a result of increased net earnings.
Investing Activities
In the past three years, we have had two principal types of investing activities: capital expenditures and short-term investments.
CAPITAL EXPENDITURES
The changes in the level of our capital expenditures from year to year partially correlate to the number of stores opened in each year:

Fiscal Year	2005	2004	2003

Capital expenditures (in millions)	$271.7	$246.9	$258.3
Stores opened:
Full-Line	4	2	4
Rack	—	—	2

In 2005, we opened four Full-Line stores: at Phipps Plaza in Atlanta, Georgia; at The Shops at La Cantera in San Antonio, Texas; at the Irvine Spectrum Center in Irvine, California; and at the NorthPark Center in Dallas, Texas. Gross square footage for the year increased approximately 3.5%, from 19,397,000 to 20,070,000. In 2005, 40% of our capital expenditures was for new stores and 30% was for remodels. In addition, 15% of our capital expenditures was for information technology and 15% for other routine projects.
Our capital expenditures over the last three years totaled $776.8 million. These capital expenditures were offset by property incentives of $115.3 million. With these capital expenditures, we added stores, enhanced existing facilities and improved our information systems. More than 1.6 million square feet of retail store space have been added during this period, representing an increase of 9% since January 31, 2003.
We expect that our capital expenditures will be $1.5 billion over the next three years, with $319 million planned for 2006. These future capital expenditures are expected to be offset partially by property incentives of $230 million. We plan to use 50% of this investment to build new stores, 25% on remodels, 10% on information technology and 15% for smaller, store-related improvements. Compared to the previous three years, capital expenditures will increase 94%, with increased spending allocated to new stores. The estimated capital project spending does not include potential investments in new stores resulting from the current industry consolidation. We believe we have the capacity to address additional capital investments should opportunities arise.
As of January 28, 2006, we were contractually committed to spend $567.5 million for constructing new stores, remodeling existing stores, and other capital projects.

Nordstrom, Inc. and subsidiaries  19

SHORT-TERM INVESTMENTS
We reduced our holdings of our short-term investments in 2004 when we repurchased $198.2 million of long-term debt. In 2005, our short-term investment balances have been more consistent. We evaluate a number of short-term investment options, with a variety of yields and liquidity restrictions. Consistent with our investment policy, we invest our excess cash in high quality short-term investments. Some of these investments are classified as cash equivalents while others are classified as short-term investments; changes in the investment mix, while not significant to our overall short-term investing activities, can impact our net cash flows from investing activities.
Financing Activities
Over the past three years, our net operating cash flows have exceeded our net investing activities, and we used this excess cash flow to repay long-term debt, pay dividends, and to repurchase our common stock in 2004 and 2005. Over this three-year period, the price of our common stock has increased, which spurred stock option exercises that also increased our net cash. We have not utilized our short-term borrowing facilities during the past three years.
DEBT REPURCHASE
The following table outlines our debt retirement activity (in millions):

Fiscal Year	2005	2004	2003

Principal repaid or retired:
Senior notes, 8.95%, due 2005	—	$196.8	$103.2
Notes payable, 6.7%, due 2005	$96.0	$1.5	$2.5

Total	$96.0	$198.3	$105.7

Total cash payment	$96.0	$220.1	$120.8

We repaid the remaining $96.0 million of our 6.7% medium-term notes when they matured in 2005. The cash payments in 2004 and 2003 that exceeded the principal retired represent early prepayment premiums.
In October 2006, our $300.0 million 4.82% Private Label Securitization will mature. We intend to borrow the funds necessary to repay the Securitization with a combination of our existing borrowing capacity and additional borrowing capacity that we expect to put in place before October 2006. In the first quarter of 2007, we intend to establish a new securitization program that includes the private label and co-branded Visa cards.
SHARE REPURCHASE
In August 2004, our Board of Directors authorized $300.0 million of share repurchases, replacing a previous share repurchase authorization. By the end of 2004, we purchased 13.8 million shares in the open market for the entire authorized amount of $300.0 million at an average price of $21.71 per share.
In February 2005, our Board of Directors authorized an additional $500.0 million of share repurchases. The actual number and timing of share repurchases will be subject to market conditions and applicable SEC rules. We entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. in September 2005 to repurchase shares of our common stock for an aggregate purchase price of $100.0 million. We purchased 2.6 million shares of our common stock on September 8, 2005 at $38.77 per share. Under the terms of the agreement, we received 0.1 million additional shares in March 2006 based on the volume weighted average price of our common stock from September 8, 2005 to March 3, 2006. Overall for 2005, we purchased 8.5 million shares for $287.1 million at an average price of $33.80 per share. We expect to utilize the remaining authorization of $212.9 million in the first half of 2006.
Debt-to-Capital Ratio
Our recent favorable operating results increased our shareholders’ equity and allowed us to reduce our long-term debt, which contributed to a decrease in our debt-to-capital ratio from 43.0% at the end of 2003 to 30.9% at the end of 2005. We believe that a debt-to-capital ratio in the range of 25% to 40% results in favorable debt ratings and provides appropriate flexibility and a reasonable cost of capital.
Off-Balance Sheet Financing
We transfer our Nordstrom co-branded VISA credit card receivables to a third-party trust that issued $200 million of VISA receivable backed securities to third parties in 2002; those securities mature in April 2007. The outstanding balance of the co-branded VISA credit card receivables exceeds the receivable backed securities balance. As a result, we hold securities that represent our beneficial interests in the trust, recorded as investment in asset backed securities in our consolidated balance sheets. We do not record the $200.0 million of VISA receivable backed securities or the co-branded Nordstrom VISA credit card receivables transferred to the trust on our consolidated balance sheets.
In the past, this off-balance sheet financing provided us a cost-effective source of capital. See Note 8 for a further description of our off-balance sheet financing activities, including the amounts of income and cash flows arising from the arrangement and the amounts of our beneficial interests.

Interest Rate Swaps
To manage our interest rate risk, we entered into an interest rate swap agreement in 2003, which had a $250.0 million notional amount expiring in January 2009. Under the agreement, we receive a fixed rate of 5.63% and pay a variable rate based on LIBOR plus a margin of 2.3% set at six-month intervals (7.09% at January 28, 2006). The interest rate swap agreement had a fair value of $(11.1) million and $(7.8) million at the end of 2005 and 2004.
Contractual Obligations (Dollars in Millions)
The following table summarizes our contractual obligations and the expected effect on our liquidity and cash flows. We expect to fund these commitments primarily with operating cash flows generated in the normal course of business and credit available to us under existing and potential future facilities.

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt	$1,136.1	$305.8	$461.5	$11.0	$357.8
Capital lease obligations	15.5	2.0	3.9	2.6	7.0
Operating leases	680.6	73.4	143.8	131.4	332.0
Purchase obligations	1,469.9	996.6	379.0	71.2	23.1
Other long-term liabilities	196.9	30.0	39.9	19.2	107.8

Total	$3,499.0	$1,407.8	$1,028.1	$235.4	$827.7

Long-term debt includes financing related to the $200.0 million off-balance sheet receivable backed securities due in April 2007. In addition to the required debt repayments disclosed above, we estimate total interest payments of approximately $576.6 million as of January 28, 2006, payable over the remaining life of the debts.
Purchase obligations primarily consist of purchase orders for unreceived goods or services and capital expenditure commitments.
Other long-term liabilities consist of workers’ compensation and general liability insurance reserves and postretirement benefits. The repayment amounts presented above were determined based on historical payment trends. Other long-term liabilities not requiring cash payments, such as deferred property incentives, were excluded from the table above.
This table also excludes the short-term liabilities, other than the current portion of long-term debt, disclosed on our 2005 balance sheet as the amounts recorded for these items will be paid in the next year.
Credit Capacity and Commitments
The following table summarizes our amount of commitment expiration per period (in millions):

	Total
	Amounts	Less than			More than
	Committed	1 year	1-3 years	3-5 years	5 years

Other commercial commitments
$500.0 unsecured line of credit, none outstanding	—	—	—	—	—
$150.0 variable funding note, none outstanding	—	—	—	—	—
Standby letters of credit	$11.2	$11.2	—	—	—
Import letters of credit	$19.5	$19.5	—	—	—

Total	$30.7	$30.7	—	—	—

In November 2005, we replaced our existing $350.0 million unsecured line of credit with a $500.0 million unsecured line of credit, which is available as liquidity support for our commercial paper program. Under the terms of the agreement, we pay a variable rate of interest and a commitment fee based on our debt rating. Based upon our current debt rating, we pay a variable rate of interest of LIBOR plus a margin of 0.225% (4.793% at January 28, 2006) on the outstanding balance and an annual commitment fee of 0.075% on the total capacity. The variable rate of interest increases to LIBOR plus a margin of 0.325% if more than $250.0 million is outstanding on the facility. The line of credit expires in November 2010, and contains restrictive covenants, which include maintaining a leverage ratio.
We have a variable funding note backed by Nordstrom private label card and VISA credit card receivables with a borrowing capacity of $150.0 million. The annual renewal of this note requires both our approval and our issuing bank’s approval and interest is paid based on the actual cost of commercial paper plus specified fees of 0.15% (4.66% as of January 28, 2006). We also pay a commitment fee of 0.15% for the note based on the amount of the commitment. The facility can be cancelled or not renewed if our debt ratings fall below Standard and Poor’s BB+ rating or Moody’s Ba1 rating.
We did not make any borrowings under our unsecured line of credit or our variable funding note backed by Nordstrom private label card receivables during the three years ended January 28, 2006.
We also have universal shelf registrations on file with the Securities and Exchange Commission that permit us to offer an additional $450.0 million of securities to the public. These registration statements allow us to issue various types of securities, including debt, common stock, warrants to purchase common stock, warrants to purchase debt securities and warrants to purchase or sell foreign currency.

Nordstrom, Inc. and subsidiaries  21

Debt Ratings
The following table shows our credit ratings at the date of this report:

Standard
Credit Ratings	Moody’s	and Poor’s

Senior unsecured debt	Baa1	A-
Commercial paper	P-2	A-2
Outlook	Stable	Positive watch

These ratings could change depending on our performance and other factors. Our outstanding debt is not subject to termination or interest rate adjustments based on changes in our credit ratings.
Dividends
In 2005, we paid dividends of $0.32 per share, the ninth consecutive year that our annual dividends increased. We paid dividends of $0.24 and $0.205 in 2004 and 2003. In determining the amount of dividends to pay, we analyze our dividend payout ratio and our dividend yield and balance the dividend payment with our operating performance and capital resources. We target a dividend payout ratio of approximately 18% to 20% of net income, although the ratio has been slightly lower the last two years as a result of the significant increase in our net earnings. For the dividend yield, which is calculated as our dividends per share divided by our stock price, we target a 1% long-term yield. While we plan to increase dividends over time, we will balance future increases with our operating performance and available capital resources.
Liquidity
We maintain a level of liquidity to allow us to cover our seasonal cash needs and to minimize our need for short-term borrowings. We believe that our operating cash flows, existing cash and available credit facilities are sufficient to finance our cash requirements for the next 12 months. In October 2006, we plan to repay our $300.0 million 4.82% Private Label Securitization with proceeds from a combination of our existing borrowing capacity and additional borrowing capacity that we expect to put in place before October 2006.
Over the long term, we manage our cash and capital structure to maximize shareholder return, strengthen our financial position and maintain flexibility for future strategic initiatives. We continuously assess our debt and leverage levels, capital expenditure requirements, principal debt payments, dividend payouts, potential share repurchases, and future investments or acquisitions. We believe our operating cash flows, existing cash and available credit facilities, as well as any potential future borrowing facilities will be sufficient to fund these scheduled future payments and potential long term initiatives.
CRITICAL ACCOUNTING POLICIES
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The following discussion highlights the policies we feel are critical.
Off-Balance Sheet Financing
Our co-branded Nordstrom VISA credit card receivables are transferred to a third-party trust on a daily basis. The balance of the receivables transferred to the trust fluctuates as new receivables are generated and old receivables are retired (through payments received, charge-offs, or credits from merchandise returns). The trust issues securities that are backed by the receivables. Certain of these securities or “beneficial interests” are sold to third-party investors and those remaining securities are issued to us.
We recognize gains or losses on the sale of the co-branded Nordstrom VISA receivables to the trust based on the difference between the face value of the receivables sold and the estimated fair value of the assets created in the securitization process. The fair value of the assets is calculated as the present value of their expected cash flows. The discount rate used to calculate fair value represents the volatility and risk of the assets. Assumptions and judgments are made to estimate the fair value of our investment in asset backed securities. We have no other off-balance sheet transactions.
Inventory
Our inventory is stated at the lower of cost or market using the retail inventory method (first-in, first-out basis). Under the retail method, the valuation of inventories and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of ending inventory. To determine if the retail value of our inventory should be marked down, we considered current and anticipated demand, customer preferences, age of the merchandise and fashion trends. As our inventory retail value is adjusted regularly to reflect market conditions, our inventory is valued at the lower of cost or market.
We also reserve for obsolescence based on historical trends and specific identification. Shrinkage is estimated as a percentage of net sales for the period from the most recent semi-annual inventory count based on historical shrinkage results.

Revenue Recognition
We recognize revenues net of estimated returns and we exclude sales taxes. Our retail stores record revenue at the point of sale. Our catalog and Internet sales include shipping revenue and are recorded upon estimated delivery to the customer. As part of the normal sales cycle, we receive customer merchandise returns. To recognize the financial impact of sales returns, we estimate the amount of goods that will be returned and reduce sales and cost of sales accordingly. We utilize historical return patterns, which have remained consistent year over year, to estimate our expected returns.
Vendor Allowances
We receive allowances from merchandise vendors for purchase price adjustments, cooperative advertising programs, cosmetic selling expenses and vendor sponsored contests. Purchase price adjustments are recorded as a reduction of cost of sales after an agreement with the vendor is executed and the related merchandise has been sold. Allowances for cooperative advertising programs and vendor sponsored contests are recorded in cost of sales and selling, general and administrative expenses as a reduction to the related cost when incurred. Allowances for cosmetic selling expenses are recorded in selling, general and administrative expenses as a reduction to the related cost when incurred. Any allowances in excess of actual costs incurred that are recorded in selling, general and administrative expenses are recorded as a reduction to cost of sales.
Self Insurance
We retain a portion of the risk for certain losses related to health and welfare, workers’ compensation and general liability claims. Liabilities associated with these losses include estimates of both losses reported and losses incurred but not yet reported. We estimate our ultimate cost based on internal analysis of historical data and independent actuarial estimates. We experienced an increase in our California workers’ compensation costs in 2002 and 2003 and declining costs in 2005. Our total workers’ compensation costs over the last three years have been $12,804, $29,263, and $33,782 in 2005, 2004, and 2003.
Allowance For Doubtful Accounts
Our allowance for doubtful accounts represents our best estimate of the losses inherent in our private label credit card receivable as of the balance sheet date. We evaluate the collectibility of our accounts receivable based on several factors, including historical trends of aging of accounts, write-off experience and expectations of future performance. We recognize finance charges on delinquent accounts until the account is written off. Delinquent accounts are written off when they are determined to be uncollectible, usually after the passage of 151 days without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make further collection unlikely. Our write-off experience and aging trends have improved each of the last three years.
Intangible Asset Impairment Testing
We review our goodwill and acquired tradename annually for impairment in the first quarter or when circumstances indicate the carrying value of these assets may not be recoverable. The goodwill and acquired tradename associated with our Façonnable business are our largest impairment risk. In 2005, we engaged an independent valuation specialist to estimate the reporting unit’s fair value.
Leases
We lease the land or the land and building at many of our Full-Line stores, and we lease the building at many of our Rack stores. Additionally, we lease office facilities, warehouses and equipment. We recognize lease expense on a straight-line basis over the minimum lease term. In 2004, we corrected our lease accounting policy to recognize lease expense, net of property incentives, from the time that we control the leased property. We recorded a charge of $7.8 million ($4.7 million net of tax) in the fourth quarter of 2004 to correct this accounting policy. The impact of this change was immaterial to prior periods. Many of our leases include options that allow us to extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception. For leases that contain rent holiday periods and scheduled rent increases, we record the difference between the rent expense and the rental amount payable under the leases in liabilities. Some leases require additional payments based on sales and are recorded in rent expense when the contingent rent is probable.
RECENT ACCOUNTING PRONOUNCEMENTS
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends ARB No. 43, Chapter 4, “Inventory Pricing” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material should be recognized as current period charges. In addition, this statement requires that fixed overhead production be allocated to the costs of conversion based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and should be applied prospectively. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award. We expect to adopt SFAS No. 123R in the first quarter of 2006 under the modified prospective method. We believe adoption of SFAS No. 123R will reduce our 2006 diluted earnings per share by $0.06.

Nordstrom, Inc. and subsidiaries  23

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
INTEREST RATE RISK
We are exposed to market risk from changes in interest rates. In seeking to minimize risk, we manage exposure through our regular operating and financing activities. We do not use financial instruments for trading or other speculative purposes and are not party to any leveraged financial instruments.
Interest rate exposure is managed through our mix of fixed and variable rate borrowings. Short-term borrowing and investing activities generally bear interest at variable rates, but because they have maturities of three months or less, we believe that the risk of material loss was low, and that the carrying amount approximated fair value.
The table below presents information about our financial instruments that are sensitive to changes in interest rates, which consist of debt obligations and interest rate swaps for the year ended January 28, 2006. For debt obligations, the table presents principal amounts, at book value, by maturity date, and related weighted average interest rates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are the predetermined dollar principal on which the exchanged interest payments are based.

							Total at	Fair value at
							January 28,	January 28,
Dollars in thousands	2006	2007	2008	2009	2010	Thereafter	2006	2006

Long-term debt
Fixed	$306,618	$6,709	$256,858	$6,958	$5,419	$362,882	$945,444	$963,092
Avg. int. rate	4.9%	8.1%	5.7%	7.8%	8.9%	7.2%	6.0%
Interest rate swap
Fixed to variable	—	—	$250,000	—	—	—	$250,000	$(11,050)
Avg. pay rate	—	—	7.09%	—	—	—	7.09%
Avg. receive rate	—	—	5.63%	—	—	—	5.63%

FOREIGN CURRENCY EXCHANGE RISK
The majority of our revenue, expense and capital expenditures are transacted in U.S. dollars. However, we periodically enter into foreign currency purchase orders denominated in Euros for apparel, accessories and shoes. We use forward contracts to hedge against fluctuations in foreign currency prices. The fair value of our outstanding forward contracts at January 28, 2006 was not material.
In addition, the functional currency of Façonnable, S.A.S. of Nice, France is the Euro. Assets and liabilities of Façonnable are translated into U.S. dollars at the exchange rate prevailing at the end of the period. Income and expenses are translated into U.S. dollars at an average exchange rate during the period. Foreign currency gains and losses from the translation of Façonnable’s balance sheet and income statement are included in other comprehensive earnings. Foreign currency gains or losses from certain intercompany loans are recorded in other income including finance charges, net.
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

Item 8. Financial Statements and Supplementary Data.
MANAGEMENT RESPONSIBILITY FOR FINANCIAL INFORMATION
We are responsible for the preparation, integrity and fair presentation of our financial statements and the other information that appears in this annual report on Form 10-K. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include estimates based on our best judgment.
We maintain a comprehensive system of internal controls and procedures designed to provide reasonable assurance, at an appropriate cost-benefit relationship, that our financial information is accurate and reliable, our assets are safeguarded and our transactions are executed in accordance with established procedures.
Deloitte and Touche LLP, an independent registered public accounting firm, is retained to audit Nordstrom’s consolidated financial statements and management’s assessment of the effectiveness of the Company’s internal control over financial reporting. Its accompanying reports are based on audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).
The Audit Committee, which is comprised of six independent directors, meets regularly with our management, our internal auditors and the independent registered public accounting firm to ensure that each is properly fulfilling its responsibilities. The Committee oversees our systems of internal control, accounting practices, financial reporting and audits to ensure their quality, integrity and objectivity are sufficient to protect shareholders’ investments.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities and Exchange Act of 1934 rules. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 28, 2006.
Management’s assessment of the effectiveness of our internal control over financial reporting as of January 28, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
/s/ Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer
/s/ Blake W. Nordstrom
Blake W. Nordstrom
President

Nordstrom, Inc. and subsidiaries  25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Shareholders of Nordstrom, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Nordstrom, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 28, 2006 of the Company and our report dated March 21, 2006, expresses an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Seattle, Washington
March 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS
To the Board of Directors and Shareholders of Nordstrom, Inc.
We have audited the accompanying consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the “Company”) as of January 28, 2006 and January 29, 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended January 28, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nordstrom, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 21, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Seattle, Washington
March 21, 2006

Nordstrom, Inc. and subsidiaries  27

Nordstrom, Inc.
Consolidated Statements of Earnings
Amounts in thousands except per share amounts

Fiscal year	2005	2004	2003

Net sales	$7,722,860	$7,131,388	$6,448,678
Cost of sales and related buying and occupancy costs	(4,888,023)	(4,559,388)	(4,215,546)

Gross profit	2,834,837	2,572,000	2,233,132
Selling, general and administrative expenses	(2,100,666)	(2,020,233)	(1,899,129)

Operating income	734,171	551,767	334,003
Interest expense, net	(45,300)	(77,428)	(90,952)
Other income including finance charges, net	196,354	172,942	155,090

Earnings before income tax expense	885,225	647,281	398,141
Income tax expense	(333,886)	(253,831)	(155,300)

Net earnings	$551,339	$393,450	$242,841

Basic earnings per share	$2.03	$1.41	$0.89
Diluted earnings per share	$1.98	$1.38	$0.88

Basic shares	271,958	278,993	272,658
Diluted shares	277,776	284,533	275,478

Cash dividends paid per share of common stock outstanding	$0.32	$0.24	$0.205

Consolidated Statements of Earnings (% of sales)

Fiscal year	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Cost of sales and related buying and occupancy costs	(63.3)	(63.9)	(65.4)

Gross profit	36.7	36.1	34.6
Selling, general and administrative expenses	(27.2)	(28.3)	(29.4)

Operating income	9.5	7.7	5.2
Interest expense, net	(0.6)	(1.1)	(1.4)
Other income including finance charges, net	2.5	2.4	2.4

Earnings before income tax expense	11.5	9.1	6.2
Income tax expense (as a % of earnings before income tax expense)	(37.7)	(39.2)	(39.0)

Net earnings	7.1	5.5%	3.8%

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Consolidated Balance Sheets
Amounts in thousands

	January 28, 2006	January 29, 2005

Assets
Current assets:
Cash and cash equivalents	$462,656	$360,623
Short-term investments	54,000	41,825
Accounts receivable, net	639,558	645,663
Investment in asset backed securities	561,136	422,416
Merchandise inventories	955,978	917,182
Current deferred tax assets	145,470	131,547
Prepaid expenses and other	55,359	53,188

Total current assets	2,874,157	2,572,444
Land, buildings and equipment, net	1,773,871	1,780,366
Goodwill	51,714	51,714
Acquired tradename	84,000	84,000
Other assets	137,607	116,866

Total assets	$4,921,349	$4,605,390

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$540,019	$482,394
Accrued salaries, wages and related benefits	285,982	287,904
Other current liabilities	409,076	354,201
Income taxes payable	81,617	115,556
Current portion of long-term debt	306,618	101,097

Total current liabilities	1,623,312	1,341,152
Long-term debt, net	627,776	929,010
Deferred property incentives, net	364,382	367,087
Other liabilities	213,198	179,147
Shareholders’ equity:
Common stock, no par value: 1,000,000 shares authorized; 269,549 and 271,331 shares issued and outstanding	685,934	552,655
Unearned stock compensation	(327)	(299)
Retained earnings	1,404,366	1,227,303
Accumulated other comprehensive earnings	2,708	9,335

Total shareholders’ equity	2,092,681	1,788,994

Total liabilities and shareholders’ equity	$4,921,349	$4,605,390

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc. and subsidiaries  29

Nordstrom, Inc.
Consolidated Statements of Shareholders’ Equity
Amounts in thousands except per share amounts

					Accumulated
			Unearned		Other
	Common Stock		Stock	Retained	Comprehensive
	Shares	Amount	Compensation	Earnings	Earnings	Total

Balance at January 31, 2003	270,888	$358,069	$(2,010)	$1,014,105	$2,700	$1,372,864
Net earnings	—	—	—	242,841	—	242,841
Other comprehensive earnings:
Foreign currency translation adjustment	—	—	—	—	7,379	7,379
Unrecognized loss on SERP, net of tax of $3,304	—	—	—	—	(5,168)	(5,168)
Fair value adjustment to investment in asset backed securities, net of tax of $(2,530)	—	—	—	—	3,957	3,957

Comprehensive net earnings	—	—	—	—	—	249,009
Cash dividends paid ($0.205 per share)	—	—	—	(55,853)	—	(55,853)
Issuance of common stock for:
Stock option plans	4,519	57,981	—	—	—	57,981
Employee stock purchase plan	1,295	9,677	—	—	—	9,677
Stock-based compensation	51	(1,082)	1,413	—	—	331

Balance at January 31, 2004	276,753	424,645	(597)	1,201,093	8,868	1,634,009
Net earnings	—	—	—	393,450	—	393,450
Other comprehensive earnings:
Foreign currency translation adjustment	—	—	—	—	493	493
Unrecognized loss on SERP, net of tax of $76	—	—	—	—	(119)	(119)
Fair value adjustment to investment in asset backed securities, net of tax of $(59)	—	—	—	—	93	93

Comprehensive net earnings	—	—	—	—	—	393,917
Cash dividends paid ($0.24 per share)	—	—	—	(67,240)	—	(67,240)
Issuance of common stock for:
Stock option plans	7,238	111,315	—	—	—	111,315
Employee stock purchase plan	977	14,081	—	—	—	14,081
Stock-based compensation	178	2,614	298	—	—	2,912
Repurchase of common stock	(13,815)	—	—	(300,000)	—	(300,000)

Balance at January 29, 2005	271,331	552,655	(299)	1,227,303	9,335	1,788,994
Net earnings	—	—	—	551,339	—	551,339
Other comprehensive earnings:
Foreign currency translation adjustment	—	—	—	—	(1,815)	(1,815)
Unrecognized loss on SERP, net of tax of $4,950	—	—	—	—	(7,742)	(7,742)
Fair value adjustment to investment in asset backed securities, net of tax of $(1,875)	—	—	—	—	2,930	2,930

Comprehensive net earnings	—	—	—	—	—	544,712
Cash dividends paid ($0.32 per share)	—	—	—	(87,196)	—	(87,196)
Issuance of common stock for:
Stock option plans	5,820	112,948	—	—	—	112,948
Employee stock purchase plan	757	16,767	—	—	—	16,767
Stock-based compensation	136	3,564	(28)	—	—	3,536
Repurchase of common stock	(8,495)	—	—	(287,080)	—	(287,080)

Balance at January 28, 2006	269,549	$685,934	$(327)	$1,404,366	$2,708	$2,092,681

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Consolidated Statements of Cash Flows
Amounts in thousands

Fiscal year	2005	2004	2003

Operating Activities
Net earnings	$551,339	$393,450	$242,841
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of buildings and equipment	276,328	264,769	250,683
Amortization of deferred property incentives and other, net	(33,350)	(31,378)	(27,712)
Stock-based compensation expense	13,285	8,051	17,894
Deferred income taxes, net	(11,238)	(8,040)	(1)
Tax benefit of stock option exercises and employee stock purchases	41,092	25,442	10,199
Provision for bad debt	20,918	24,639	27,975
Change in operating assets and liabilities:
Accounts receivable	(15,140)	(2,950)	(30,677)
Investment in asset backed securities	(135,790)	(149,970)	(141,264)
Merchandise inventories	(20,804)	(11,771)	28,213
Prepaid expenses	(1,035)	(3,163)	86
Other assets	(3,473)	(8,143)	(10,109)
Accounts payable	31,721	23,930	75,736
Accrued salaries, wages and related benefits	(11,284)	15,055	42,885
Other current liabilities	38,755	58,471	38,970
Income taxes payable	(33,877)	(18,999)	21,319
Property incentives	49,480	19,837	46,007
Other liabilities	19,305	7,116	6,237

Net cash provided by operating activities	776,232	606,346	599,282

Investing Activities
Capital expenditures	(271,659)	(246,851)	(258,314)
Proceeds from sale of assets	107	5,473	—
Purchases of short-term investments	(542,925)	(3,232,250)	(2,144,909)
Sales of short-term investments	530,750	3,366,425	2,090,175
Other, net	(8,366)	(2,830)	3,451

Net cash used in investing activities	(292,093)	(110,033)	(309,597)

Financing Activities
Principal payments on long-term debt	(101,047)	(205,252)	(111,436)
Increase (decrease) in cash book overdrafts	4,946	(2,680)	33,832
Proceeds from exercise of stock options	73,023	87,061	48,598
Proceeds from employee stock purchase plan	15,600	12,892	8,861
Cash dividends paid	(87,196)	(67,240)	(55,853)
Repurchase of common stock	(287,080)	(300,000)	—
Other, net	(352)	(752)	2,341

Net cash used in financing activities	(382,106)	(475,971)	(73,657)

Net increase in cash and cash equivalents	102,033	20,342	216,028
Cash and cash equivalents at beginning of year	360,623	340,281	124,253

Cash and cash equivalents at end of year	$462,656	$360,623	$340,281

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc. and subsidiaries  31

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Amounts in thousands except per share amounts
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
We are one of the nation’s leading fashion specialty retailers, with 156 U.S. stores located in 27 states. Founded in 1901 as a shoe store in Seattle, today we operate 99 Full-Line Nordstrom stores, 49 discount Nordstrom Rack stores, five U.S.-based Façonnable boutiques, one free-standing shoe store, and two clearance stores. We also operate 32 international Façonnable boutiques in France, Portugal and Belgium. We also serve our customers on the Web at www.nordstrom.com and through our catalogs.
Our credit operations offer a Nordstrom private label card, two co-branded Nordstrom VISA credit cards and a debit card for Nordstrom purchases, which generate earnings through finance charges and securitization-related gains.
Our operations also include a product development group, which coordinates the design and production of private label merchandise sold in our retail stores.
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31st. References to 2005, 2004 and 2003 relate to the 52 week fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004. References to 2006 relate to the 53 weeks ending February 3, 2007.
Two-for-one Stock Split
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
Principles of Consolidation
The consolidated financial statements include the balances of Nordstrom, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.
Use of Estimates
We make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Revenue Recognition
We record revenues net of estimated returns and we exclude sales taxes. Our retail stores record revenue at the point of sale. Our catalog and Internet sales include shipping revenue and are recorded upon estimated delivery to the customer. We recognize revenue associated with our gift cards upon redemption of the gift card. As part of the normal sales cycle, we receive customer merchandise returns. To recognize the financial impact of sales returns, we estimate the amount of goods that will be returned and reduce sales and cost of sales accordingly. We utilize historical return patterns to estimate our expected returns. Our sales return reserves were $51,172 and $49,745 at the end of 2005 and 2004.
Buying and Occupancy Costs
Buying costs consist primarily of salaries and costs incurred by our merchandise and product development groups. Occupancy costs include rent, depreciation, property taxes and operating costs of our retail and distribution facilities.
Shipping and Handling Costs
Our shipping and handling costs include payments to third-party shippers and costs to hold, move and prepare merchandise for shipment. Shipping and handling costs of $79,689, $75,421, and $67,583 in 2005, 2004, and 2003 were included in selling, general and administrative expenses.
Advertising
Production costs for newspaper, radio and other media are expensed the first time the advertisement is run. Total advertising expenses, net of vendor allowances, were $122,294, $123,974 and $117,411 in 2005, 2004, and 2003.
Other Income Including Finance Charges, Net
This consists primarily of income from finance charges and late fees generated by our Nordstrom private label cards and earnings from our investment in asset backed securities and securitization gains, which are both generated from the co-branded Nordstrom VISA credit card program. Gift card breakage income is a new component of other income including finance charges, net in 2005. Unclaimed property legislation changed in 2004 to allow us to retain unused balances on gift cards. We analyzed the experience of our program since it was introduced in 1999, and we determined that balances remaining on cards issued five years ago are unlikely to be redeemed. The breakage income recognized in 2005 includes $2,636 and $5,410 for cards issued in 1999 and 2000; in both cases, the breakage income is 3.4% of the amount issued as gift cards in those years.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Amounts in thousands except per share amounts
Stock Compensation
We apply APB No. 25, “Accounting for Stock Issued to Employees,” in measuring compensation costs under our stock-based compensation programs. Stock options are issued at the fair market value of the stock at the date of grant. Accordingly, we recognized no compensation expense for the issuance of our stock options.
The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation:”

Fiscal year	2005	2004	2003

Net earnings, as reported	$551,339	$393,450	$242,841
Add: stock-based compensation expense included in reported net earnings, net of tax	8,277	4,894	9,898
Deduct: stock-based compensation expense determined under fair value, net of tax	(25,681)	(25,001)	(30,154)

Pro forma net earnings	$533,935	$373,343	$222,585

Earnings per share:
Basic-as reported	$2.03	$1.41	$0.89
Diluted-as reported	$1.98	$1.38	$0.88

Basic-pro forma	$1.96	$1.34	$0.82
Diluted-pro forma	$1.92	$1.31	$0.81

The Black-Scholes method was used to estimate the fair value of the options at grant date under SFAS No. 123 based on the following assumptions:

Fiscal Year	2005	2004	2003

Risk-free interest rate	3.9%	3.0%	2.9%
Volatility	44.3%	65.4%	70.6%
Dividend yield	1.7%	1.5%	1.5%
Expected life in years	5.0	6.0	5.0

The weighted-average fair value per option at grant date was $10, $11 and $5 in 2005, 2004 and 2003.
Cash Equivalents
Cash equivalents are short-term investments with a maturity of three months or less from the date of purchase. As of the end of 2005 and 2004, we had restricted cash of $6,728 and $6,886 included in other long term assets. The restricted cash is held in a trust for use by our Supplemental Executive Retirement Plan and Deferred Compensation Plans.
Cash Management
Our cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable at the end of 2005 and 2004 included $91,671 and $86,725 of checks not yet presented for payment drawn in excess of our bank deposit balances.
Short-term Investments
Short-term investments consist of auction rate securities classified as available-for-sale. Auction rate securities are high-quality variable rate bonds whose interest rate is periodically reset, typically every 7, 28, or 35 days. However, the underlying security can have a duration from 15 to 30 years. Our auction rate securities are stated at cost, which approximates fair value, and therefore there were no unrealized gains or losses related to these securities included in accumulated other comprehensive earnings. The cost of securities sold was based on the specific identification method.
Securitization of Accounts Receivable
We offer Nordstrom private label cards and co-branded Nordstrom VISA credit cards to our customers. Substantially all of the receivables related to both credit cards are securitized. Under our credit card securitizations, the receivables are transferred to third-party trusts on a daily basis. The balance of the receivables transferred to the trusts fluctuates as new receivables are generated and old receivables are retired (through payments received, charge-offs, or credits from merchandise returns). The trusts issue securities that are backed by the receivables. Certain of these securities or “beneficial interests” are sold to third-party investors and the remaining securities are issued to us.
Under the terms of the trust agreements, we may be required to fund certain amounts upon the occurrence of specific events. Both of our credit card securitization agreements set a maximum percentage of receivables that can be associated with various receivable categories, such as employee or foreign receivables. As of January 28, 2006, these maximums were exceeded by $1,211. It is possible that we may be required to repurchase these receivables. Aside from these instances, we do not believe any additional funding will be required.

Nordstrom, Inc. and subsidiaries  33

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Amounts in thousands except per share amounts
The private label securitizations are accounted for as a secured borrowing (on-balance sheet) while the VISA securitization qualifies for sale treatment (off-balance sheet).
NORDSTROM PRIVATE LABEL RECEIVABLES (ON-BALANCE SHEET)
We transfer these receivables to a third-party trust (“Private Label Trust”) that issues two Nordstrom private label receivable backed securitizations, which are described below in Note 10: Long-term Debt.
Total principal receivables of the securitized private label portfolio at the end of 2005 and 2004 were $549,962 and $566,967, and receivables more than 30 days past due were $11,265 and $13,099. Net charged-off receivables for 2005, 2004, and 2003 were $22,845, $25,370, and $28,703.
CO-BRANDED NORDSTROM VISA RECEIVABLES (OFF-BALANCE SHEET)
In order to enhance our cost-effective capital sources, we have in place a securitized asset structure. This allows us to reduce our investment in the co-branded Nordstrom VISA credit card receivables, so we can deploy our capital resources to greater-value opportunities.
We transfer our co-branded Nordstrom VISA credit card receivables to a third-party trust (“VISA Trust”) that issues VISA receivable backed securities. In May 2002, the VISA Trust issued $200,000 of certificated Class A and Class B notes to third-party investors (“2002 Class A & B Notes”) and a certificated, subordinate Class C note to us. The receivables transferred to the VISA Trust exceed the face value of the issued notes. This excess creates a certificated, non-subordinated asset called the Transferor’s Interest, which was also conveyed to us. In addition, we hold a non-certificated Interest Only Strip, which results when the estimated value of projected cash inflows related to the notes exceeds the projected cash outflows.
We do not record the $200,000 in debt related to the VISA securitization or the receivables transferred to the VISA Trust on our consolidated financial statements. However, we do hold the 2002 Class C note, the Transferor’s Interest and the Interest Only Strip. These assets are included in the consolidated balance sheets as investment in asset backed securities and accounted for as investments in “available-for-sale” debt securities. As such, we record the investment in asset backed securities at its estimated fair value in our consolidated balance sheets.
We recognize gains or losses on the sale of the co-branded Nordstrom VISA receivables to the VISA Trust based on the difference between the face value of the receivables sold and the estimated fair value of the assets created in the securitization process. The receivables sold to the VISA Trust are then allocated between the various interests in the VISA Trust based on those interests’ relative fair market values. The fair values of the assets are calculated as the present value of their expected future cash flows. The unrealized gains and losses, as well as any adjustments to fair value of the investment in asset backed securities, are recorded as a component of accumulated other comprehensive earnings.
In addition, we record interest income related to the investment in asset backed securities based upon their carrying value and their discount rate.
The gain on sales of receivables and the interest income earned on the beneficial interests are included in other income including finance charges, net in our consolidated statements of earnings.
Accounts Receivable
Accounts receivable consist primarily of our Nordstrom private label receivables that serve as collateral for our Private Label Securitization. We record the face value of the principal, plus any earned finance charges, late fees, or cash advance fees.
We report accounts receivable net of an allowance for doubtful accounts. Our allowance for doubtful accounts represents our best estimate of the losses inherent in our customer accounts receivable based on several factors, including historical trends of aging of accounts, write-off experience and expectations of future performance.
We recognize finance charges on delinquent accounts until the account is written off or when an account is placed into a debt management program. Payments received for these accounts are recorded in the same manner as other accounts. Our approach for resuming accrual of interest on these accounts is made on an account by account basis. Delinquent accounts are written off when they are determined to be uncollectible, usually after the passage of 151 days without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of customer bankruptcy or other circumstances making further collection unlikely.
Merchandise Inventories
Merchandise inventories are valued at the lower of cost or market, using the retail method (first-in, first-out basis).

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Amounts in thousands except per share amounts
Land, Buildings and Equipment
Depreciation is computed using the straight-line method. Estimated useful lives by major asset category are as follows:

Asset	Life (in years)

Buildings and improvements	5-40
Store fixtures and equipment	3-15
Leasehold improvements	Shorter of life of lease
Software	3-7

Intangible Asset Impairment Testing
We review our goodwill and acquired tradename annually for impairment in the first quarter or when circumstances indicate the carrying value of these assets may not be recoverable. The goodwill and acquired tradename associated with our Façonnable business are our largest impairment risk. In 2005, we engaged an independent valuation specialist to estimate the reporting unit’s fair value.
Leases
We recognize lease expense on a straight-line basis over the minimum lease term. In 2004, we corrected our lease accounting policy to recognize lease expense, net of landlord reimbursements, from the time that we control the leased property. In the past, we recorded net rent expense once lease payments or retail operations started. We recorded a charge of $7,753 ($4,729 net of tax) in the fourth quarter of 2004 to correct this accounting policy. The impact of this change was immaterial to prior periods.
We lease the land or the land and building at many of our Full-Line stores, and we lease the building at many of our Rack stores. Additionally, we lease office facilities, warehouses and equipment. Most of these leases are classified as operating leases and they expire at various dates through 2080. We have no significant individual or master lease agreements.
Our fixed, noncancelable terms of the lease generally are 20 to 30 years for Full-Line stores and 10 to 15 years for Rack stores. Many of our leases include options that allow us to extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception.
For leases that contain predetermined, fixed escalations of the minimum rentals, we recognize the rent expense on a straight-line basis and record the difference between the rent expense and the rental amount payable under the leases in liabilities.
Most of our leases also provide for payment of operating expenses, such as common area charges, real estate taxes and other executory costs. Some leases require additional payments based on sales and are recorded in rent expense when the contingent rent is probable.
Leasehold improvements made at the inception of the lease are amortized over the shorter of the asset life or the initial lease term as described above. Leasehold improvements made during the lease term are also amortized over the shorter of the asset life or the remaining lease term.
We receive incentives to construct stores in certain developments. These incentives are recorded as a deferred credit and recognized as a reduction to rent expense on a straight-line basis over the lease term as described above. At the end of 2005 and 2004, this deferred credit balance was $400,917 and $392,807. Also, we may receive incentives based on a store’s net sales; we recognize these incentives in the year that they are earned as a reduction to rent expense.
Foreign Currency Translation
The assets and liabilities of our foreign subsidiaries have been translated to U.S. dollars using the exchange rates effective on the balance sheet date, while income and expense accounts are translated at the average rates in effect during the year. The resulting translation adjustments are recorded in accumulated other comprehensive earnings.
Income Taxes
We use the asset and liability method of accounting for income taxes. Using this method, deferred tax assets and liabilities are recorded based on differences between financial reporting and tax basis of assets and liabilities. The deferred tax assets and liabilities are calculated using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. We establish valuation allowances for tax benefits when we believe it is not likely that the related expense will be deductible for tax purposes.
Other Current Liabilities
Included in other current liabilities were gift card liabilities of $154,683 and $133,532 at the end of 2005 and 2004.

Nordstrom, Inc. and subsidiaries  35

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Amounts in thousands except per share amounts
Loyalty Program
Customers who reach a cumulative purchase threshold when using our Nordstrom private label cards or our co-branded Nordstrom VISA credit cards receive merchandise certificates. These merchandise certificates can be redeemed in our stores similar to gift certificates. We estimate the net cost of the merchandise certificates that will be earned and redeemed and record this cost as the merchandise certificates are earned. The cost of the loyalty program is not significant in relation to the corresponding sales, so the program expense is recorded in cost of sales rather than as a reduction of net sales.
Vendor Allowances
We receive allowances from merchandise vendors for purchase price adjustments, cooperative advertising programs, cosmetic selling expenses, and vendor sponsored contests. Purchase price adjustments are recorded as a reduction of cost of sales at the point they have been earned and the related merchandise has been sold. Allowances for cooperative advertising programs and vendor sponsored contests are recorded in cost of sales and selling, general and administrative expenses as a reduction to the related cost when incurred. Allowances for cosmetic selling expenses are recorded in selling, general and administrative expenses as a reduction to the related cost when incurred. Any allowances in excess of actual costs incurred that are recorded in selling, general and administrative expenses are recorded as a reduction to cost of sales. The following table shows vendor allowances earned during the year:

Fiscal Year	2005	2004	2003

Purchase price adjustments	$58,103	$47,707	$49,312
Cosmetic selling expenses	107,166	96,936	88,518
Cooperative advertising	57,575	57,786	44,939
Vendor sponsored contests	3,668	3,975	4,180

Total vendor allowances	$226,512	$206,404	$186,949

Allowances were recorded in our consolidated statement of earnings as follows:

Fiscal Year	2005	2004	2003

Cost of sales	$118,104	$106,902	$55,161
Selling, general and administrative expenses	108,408	99,502	131,788

Total vendor allowances	$226,512	$206,404	$186,949

Fair Value of Financial Instruments
The carrying amounts of cash equivalents and short term-investments approximate fair value. See Note 10 for the fair values of our long-term debt and interest rate swap agreements.
Derivatives Policy
We periodically enter into foreign currency purchase orders denominated in Euros for apparel, accessories and shoes. We use forward contracts to hedge against fluctuations in foreign currency prices. These forward contracts do not qualify for derivative hedge accounting. At the end of 2005 and 2004, the notional amounts of our foreign currency forward contracts at the contract rates were $6,127 and $2,644. We also use derivative financial instruments to manage our interest rate risks. See Note 10 for a further description of our interest rate swaps.
Recent Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends ARB No. 43, Chapter 4, “Inventory Pricing” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material should be recognized as current period charges. In addition, this statement requires that fixed overhead production be allocated to the costs of conversion based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and should be applied prospectively. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award. We expect to adopt SFAS No. 123R in the first quarter of 2006 under the modified prospective method. We believe adoption of SFAS No. 123R will reduce our 2006 diluted earnings per share by $0.06.
NOTE 2: EMPLOYEE BENEFITS
We provide a 401(k) and profit sharing plan for our employees. Our Board of Directors establishes our profit sharing contribution each year. The 401(k) component is funded by voluntary employee contributions. In addition, we provide matching contributions up to a fixed percentage of employee contributions. Our expense related to the profit sharing component and matching contributions to the 401(k) component totaled $67,088, $54,186, and $51,720 in 2005, 2004, and 2003.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Amounts in thousands except per share amounts
NOTE 3: POST-RETIREMENT BENEFITS
We have an unfunded Supplemental Executive Retirement Plan (“SERP”), which provides retirement benefits to certain officers and select employees. This plan is non-qualified and does not have a minimum funding requirement.
The following table provides a reconciliation of our accumulated benefit obligation:

	January 28, 2006	January 29, 2005

Change in benefit obligation:
Accumulated benefit obligation at beginning of year	$63,950	$59,613
Participant service cost	1,763	1,489
Interest cost	4,747	3,965
Amortization of net loss	2,615	1,543
Amortization of prior service cost	962	962
Change in additional minimum liability	12,623	(766)
Distributions	(2,850)	(2,856)

Accumulated benefit obligation at end of year	$83,810	$63,950

The following table details the change in plan assets, our projected benefit obligation, our funded status of the SERP, and a reconciliation to amounts recognized in the consolidated balance sheets:

	January 28, 2006	January 29, 2005

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	$2,850	$2,856
Distributions	(2,850)	(2,856)

Fair value of plan assets at end of year	—	—

Projected benefit obligation	91,036	69,598

Underfunded status	(91,036)	(69,598)
Unrecognized prior service cost	5,198	5,266
Unrecognized loss	39,258	24,989

Accrued pension cost	(46,580)	(39,343)
Additional minimum liability	(37,230)	(24,607)

Total SERP liability	$(83,810)	$(63,950)

Amounts recognized in the balance sheets:
Accrued pension cost	$46,580	$39,343
Intangible asset included in other assets	5,198	5,266
Deferred tax asset	12,492	7,543
Accumulated other comprehensive loss, net of tax	19,540	11,798

Net amount recognized	$83,810	$63,950

The components of SERP expense and a summary of significant assumptions are as follows:

Fiscal year	2005	2004	2003

Participant service cost	$1,763	$1,489	$819
Interest cost	4,747	3,965	3,420
Amortization of net loss	2,615	1,543	751
Amortization of prior service cost	962	962	693

Total expense	$10,087	$7,959	$5,683

Assumption percentages:
Discount rate	6.00%	6.25%	6.25%
Rate of compensation increase	4.00%	4.00%	4.00%
Measurement date	10/31/05	10/31/04	10/31/03

We use a discount rate that is determined by constructing a hypothetical bond portfolio based on bonds available on October 31, 2005 rated “AA” or better by either Moody’s or Standard & Poor’s, which yield 6.077%. This assumption was built to match the expected benefit payments under the SERP.

Nordstrom, Inc. and subsidiaries  37

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Amounts in thousands except per share amounts
In 2005, we updated the post-retirement mortality table to better anticipate future experience and granted additional years of service for purposes of enhancing the SERP benefit for certain mid-career new hires. In addition, we updated our assumptions relating to bonus payments.
The expected future benefit payments based upon the same assumptions as of October 31, 2005 and including benefits attributable for future employee service for the following periods are as follows:

Fiscal year

2006	$4,365
2007	4,361
2008	4,367
2009	4,428
2010	4,597
2011-2015	28,455

NOTE 4: INTEREST EXPENSE, NET
The components of interest expense, net are as follows:

Fiscal Year	2005	2004	2003

Interest expense on long-term debt	$63,378	$88,518	$100,518
Less:
Interest income	(13,273)	(7,929)	(5,981)
Capitalized interest	(4,805)	(3,161)	(3,585)

Interest expense, net	$45,300	$77,428	$90,952

NOTE 5: INCOME TAXES
Income tax expense consists of the following:

Fiscal Year	2005	2004	2003

Current income taxes:
Federal	$311,996	$282,430	$118,559
State and local	38,100	45,091	15,516

Total current income tax expense	350,096	327,521	134,075

Deferred income taxes:
Current	(7,208)	(15,259)	(7,904)
Non-current	(9,002)	(58,431)	29,129

Total deferred income tax (benefit) expense	(16,210)	(73,690)	21,225

Total income tax expense	$333,886	$253,831	$155,300

A reconciliation of the statutory Federal income tax rate to the effective tax rate on earnings before income tax expense is as follows:

Fiscal Year	2005	2004	2003

Statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income taxes	3.2	3.5	3.1
Change in valuation allowance	(0.1)	0.3	—
Other, net	(0.4)	0.4	0.9

Effective tax rate	37.7%	39.2%	39.0%

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Amounts in thousands except per share amounts
Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets and liabilities are as follows:

	January 28, 2006	January 29, 2005

Accrued expenses	$53,629	$56,135
Compensation and benefits accruals	70,454	57,947
Bad debts	5,528	6,309
Gift cards and gift certificates	13,041	12,743
Merchandise certificates	5,524	3,461
Merchandise inventories	23,206	20,933
Securitization	7,892	834
Capital loss carryforwards	—	6,286
Other	1,581	820

Total deferred tax assets	180,855	165,468
Land, buildings and equipment basis and depreciation differences	(16,892)	(13,294)
Other	(8,720)	(11,317)

Total deferred tax liabilities	(25,612)	(24,611)

Valuation allowance	—	(1,800)

Net deferred tax assets	$155,243	$139,057

In 2004, a valuation allowance was established for approximately $4,500 for our capital loss carryforward expected to expire unused at the end of 2005. In 2005, we utilized more of our capital loss carryforward than expected, resulting in a benefit in our tax provision of $800.
NOTE 6: EARNINGS PER SHARE
Basic earnings per share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share uses the weighted average number of common shares outstanding during the year plus dilutive common stock equivalents, primarily stock options and performance share units.
Options with an exercise price greater than the average market price and other anti-dilutive equity instruments were not included in diluted earnings per share. These anti-dilutive options and other equity instruments totaled 144 shares in 2005 and 10,670 shares in 2003. There were no anti-dilutive options or other equity instruments in 2004.
Since the beginning of 2003, 17,581 shares have been issued upon the exercise of stock options; we repurchased 22,310 shares in 2005 and 2004.
The computation of earnings per share is as follows:

Fiscal Year	2005	2004	2003

Net earnings	$551,339	$393,450	$242,841

Basic shares	271,958	278,993	272,658
Dilutive effect of stock options and performance share units	5,818	5,540	2,820

Diluted shares	277,776	284,533	275,478

Basic earnings per share	$2.03	$1.41	$0.89
Diluted earnings per share	$1.98	$1.38	$0.88

Nordstrom, Inc. and subsidiaries  39

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Amounts in thousands except per share amounts
NOTE 7: ACCOUNTS RECEIVABLE
The components of accounts receivable are as follows:

	January 28, 2006	January 29, 2005

Trade receivables:
Unrestricted	$32,070	$31,400
Restricted	552,671	568,062
Allowance for doubtful accounts	(17,926)	(19,065)

Trade receivables, net	566,815	580,397
Other	72,743	65,266

Accounts receivable, net	$639,558	$645,663

Our restricted trade receivables relate to our Nordstrom private label card, which back the $300,000 Class A notes and the $150,000 variable funding note. The unrestricted trade receivables consist primarily of our Façonnable trade receivables and accrued finance charges not yet allocated to customer accounts.
Other accounts receivable consist primarily of credit card receivables due from third-party financial institutions and vendor rebates, which are believed to be fully realizable as they are collected soon after they are earned.
NOTE 8: INVESTMENT IN ASSET BACKED SECURITIES — CO-BRANDED NORDSTROM VISA CREDIT CARD RECEIVABLES
The following table presents the co-branded Nordstrom VISA credit card balances and the estimated fair values of our investment in asset backed securities.

	January 28, 2006	January 29, 2005

Total face value of co-branded
Nordstrom VISA credit card principal receivables	$738,947	$612,549

Securities issued by the VISA Trust:
Off-balance sheet (sold to third parties):
2002 Class A & B Notes at par value	$200,000	$200,000
Amounts recorded on balance sheet:
Investment in asset backed securities at fair value	561,136	422,416

The following table presents the key assumptions we use to value the investment in asset backed securities:

	January 28, 2006	January 29, 2005

Assumptions used to estimate the fair value of the investment in asset backed securities:
Weighted average remaining life (in months)	7.6	8.1
Average annual credit losses	4.7%	6.9%
Average gross yield	17.1%	15.8%
Weighted average coupon on issued securities	5.2%	3.8%
Average monthly payment rates	8.2%	7.5%
Discount rate on investment in asset backed securities	5.9% to 11.1%	4.5% to 9.0%

The discount rate on asset backed securities represents the volatility and risk of the asset. Our discount rates consider both the current interest rate environment and credit spreads.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Amounts in thousands except per share amounts
The following table illustrates the sensitivity of fair market value estimates of the investment in asset backed securities given independent changes in assumptions as of January 28, 2006:

	+10%	+20%	-10%	-20%

Gross yield	$7,045	$14,090	$(7,045)	$(14,090)
Interest expense on issued classes	(614)	(1,229)	614	1,229
Card holders’ payment rate	(376)	(944)	55	(416)
Charge offs	(2,111)	(4,196)	2,138	4,303
Discount rate	(2,213)	(4,405)	2,233	4,488

These sensitivities are hypothetical and should be used with caution. The effect of an adverse change in a particular assumption on the fair value of the investment in asset backed securities is calculated without changing any other assumption. Actual changes in one factor may result in changes in another, which might alter the reported sensitivities.
The following table summarizes certain income, expenses and cash flows received from and paid to the VISA Trust:

Fiscal Year	2005	2004	2003

Principal collections reinvested in new receivables	$2,597,499	$2,019,162	$1,332,790
Gains on sales of receivables	19,902	8,876	4,920
Income earned on beneficial interests	54,396	46,645	31,926
Cash flows from beneficial interests:
Investment in asset backed securities	129,879	76,381	58,222
Servicing fees	13,309	10,698	7,631

Net credit losses were $25,386, $23,169, and $20,519 for 2005, 2004, and 2003, and receivables past due for more than 30 days were $10,059 and $9,736 at the end of 2005 and 2004.
The following table illustrates default projections using net credit losses as a percentage of average outstanding receivables in comparison to actual performance:

Fiscal Year	2006	2005	2004

Original projection	3.46%	4.04%	5.15%
Actual	N/A	3.76%	4.25%

Our continued involvement in the securitization of co-branded Nordstrom VISA credit card receivables includes recording gains/losses on sales, recognizing income on investment in asset backed securities, holding subordinated, non-subordinated and residual interests in the trust, and servicing the portfolio.
NOTE 9: LAND, BUILDINGS AND EQUIPMENT
Land, buildings and equipment consist of the following:

	January 28, 2006	January 29, 2005

Land and land improvements	$67,020	$64,037
Buildings and building improvements	796,686	818,733
Leasehold improvements	1,190,041	1,066,383
Store fixtures and equipment	1,919,200	1,817,294
Software	265,951	233,223
Construction in progress	84,532	91,303

	4,323,430	4,090,973
Less accumulated depreciation and amortization	(2,549,559)	(2,310,607)

Land, buildings and equipment, net	$1,773,871	$1,780,366

The total cost of buildings and equipment held under capital lease obligations was $20,035 at the end of 2005 and 2004, with related accumulated amortization of $16,089 and $15,259. The amortization of capitalized leased buildings and equipment of $830, $1,238 and $1,430 in 2005, 2004 and 2003 was recorded in depreciation expense.

Nordstrom, Inc. and subsidiaries  41

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Amounts in thousands except per share amounts
NOTE 10: LONG-TERM DEBT
A summary of long-term debt is as follows:

	January 28, 2006	January 29, 2005

Private Label Securitization, 4.82%, due 2006	$300,000	$300,000
Senior debentures, 6.95%, due 2028	300,000	300,000
Senior notes, 5.625%, due 2009	250,000	250,000
Notes payable, 6.7%, due 2005	—	96,027
Mortgage payable, 7.68%, due 2020	72,633	75,406
Other	22,811	16,495
Fair market value of interest rate swap	(11,050)	(7,821)

Total long-term debt	934,394	1,030,107
Less current portion	(306,618)	(101,097)

Total due beyond one year	$627,776	$929,010

We retired our 6.7% medium-term notes when they matured in July 2005. In 2004, we prepaid $196,770 of our 8.95% senior notes and $1,473 of our 6.7% medium-term notes for a total cash payment of $220,106. After considering deferred issuance costs related to these debt retirements, we recorded a pre-tax charge for debt retirements in interest expense, net of $20,862.
Our mortgage payable is secured by an office building which had a net book value of $78,943 at the end of 2005.
To manage our interest rate risk, we have an interest rate swap outstanding recorded in other liabilities. Our swap has a $250,000 notional amount, expires in January 2009 and is designated as a fully effective fair value hedge. Under the agreement, we receive a fixed rate of 5.63% and pay a variable rate based on LIBOR plus a margin of 2.3% set at six-month intervals (7.09% at January 28, 2006).
The fair value of long-term debt, including current maturities, using quoted market prices of the same or similar issues, was $963,092 and $1,105,302 at the end of 2005 and 2004.
Required principal payments on long-term debt, excluding capital lease obligations and the fair market value of the interest rate swap, are as follows:

Fiscal Year

2006	$305,797
2007	5,752
2008	255,739
2009	6,270
2010	4,743
Thereafter	357,806

In November 2005, we replaced our existing $350,000 unsecured line of credit with a $500,000 unsecured line of credit, which is available as liquidity support for our commercial paper program. Under the terms of the agreement, we pay a variable rate of interest and a commitment fee based on our debt rating. Based upon our current debt rating, we pay a variable rate of interest of LIBOR plus a margin of 0.225% (4.793% at January 28, 2006) on the outstanding balance and an annual commitment fee of 0.075% on the total capacity. The variable rate of interest increases to LIBOR plus a margin of 0.325% if more than $250,000 is outstanding on the facility. The line of credit expires in November 2010, and contains restrictive covenants, which include maintaining a leverage ratio.
We have a variable funding note backed by Nordstrom private label card and VISA credit card receivables with a borrowing capacity of $150,000. The annual renewal of this note requires both our approval and our issuing bank’s approval and interest is paid based on the actual cost of commercial paper plus specified fees of 0.15% (4.66% as of January 28, 2006). We also pay a commitment fee of 0.15% for the note based on the amount of the commitment. The facility can be cancelled and renewal can be denied if our debt ratings fall below Standard and Poor’s BB+ rating or Moody’s Ba1 rating.
We did not make any borrowings under our unsecured line of credit or our variable funding note backed by Nordstrom private label card receivables during the three years ended January 28, 2006.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Amounts in thousands except per share amounts
NOTE 11: LEASES
Future minimum lease payments as of January 28, 2006 are as follows:

Fiscal Year	Capital Leases	Operating Leases

2006	$1,946	$73,389
2007	1,946	73,296
2008	1,946	70,525
2009	1,376	67,892
2010	1,270	63,524
Thereafter	6,990	332,016

Total minimum lease payments	15,474	$680,642
Less amount representing interest	(6,137)

Present value of net minimum lease payments	$9,337

Rent expense for 2005, 2004 and 2003 was as follows:

Fiscal Year	2005	2004	2003

Minimum rent:
Store locations	$62,036	$79,285	$61,451
Offices, warehouses and equipment	15,493	21,104	23,158
Percentage rent:
Store locations	10,607	9,214	7,920
Property incentives:	(46,645)	(46,737)	(37,380)

Total rent expense	$41,491	$62,866	$55,149

The rent expense above does not include common area maintenance costs of $16,105, $17,527 and $16,906 in 2005, 2004 and 2003.
NOTE 12: STOCK-BASED COMPENSATION
Stock Option Plans
In 2004, our shareholders approved the 2004 Equity Incentive Plan. We currently grant stock options, performance share units and common shares under this plan.
STOCK OPTIONS
As of January 28, 2006, we have options outstanding under three stock option plans, (collectively, the “Nordstrom, Inc. Plans”) with 16,189 shares reserved for future stock grants. Options vest over periods ranging from four to eight years, and expire ten years after the date of grant. Stock option activity for the Nordstrom, Inc. Plans was as follows:

Fiscal Year	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	18,320	$13	23,368	$12	23,773	$12
Granted	2,564	26	2,830	20	5,429	9
Exercised	(5,822)	13	(7,239)	12	(4,520)	11
Cancelled	(718)	16	(639)	13	(1,311)	12
Expired	—	—	—	—	(3)	7

Outstanding, end of year	14,344	$15	18,320	$13	23,368	$12

Options exercisable at end of year	6,128	$12	7,877	$13	10,714	$13

Nordstrom, Inc. and subsidiaries  43

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Amounts in thousands except per share amounts
The following table summarizes information about stock options outstanding for the Nordstrom, Inc. Plans as of January 28, 2006:

	Options Outstanding			Options Exercisable
Range of		Weighted-Average Remaining	Weighted-Average		Weighted-Average
Exercise Prices	Shares	Contractual Life (Years)	Exercise Price	Shares	Exercise Price

$8.03-$8.99	3,912	7	$9	1,728	$9
$9.00-$12.99	3,899	5	12	2,895	11
$13.00-$19.99	4,143	6	18	1,505	18
$20.00-$26.01	2,390	9	26	—	—

	14,344	6	$15	6,128	$12

PERFORMANCE SHARE UNITS
We grant performance share units to align the performance of our senior management with our shareholder returns. These units vest at the end of a three year period. Employees do not pay any monetary consideration and may elect to exchange each unit earned for one share of stock or the cash equivalent. The number of units earned is determined by the performance of our stock price and dividend payments relative to a pre-defined group of retail peers over the three-year period and can be adjusted from 0% to 125% of the number of units granted; as of the end of 2005, the unvested performance share units have been adjusted to 125% of the units granted. We granted 79,126, and 228 units in 2005, 2004 and 2003, and cancelled 19, 6 and 34 units in 2005, 2004 and 2003. At the end of 2005 and 2004, our liabilities included $16,927 and $15,278 for the unvested grants. We record compensation expense over the performance period at the fair value of the stock at the end of each reporting period based on the vesting percentages on those dates. Total stock-based compensation expense for 2005, 2004, and 2003 was $11,672, $7,816 and $15,970.
Nonemployee Director Stock Incentive Plan
The Nonemployee Director Stock Incentive Plan authorizes the grant of stock awards to nonemployee directors. These awards may be deferred or issued in the form of restricted or unrestricted stock, nonqualified stock options or stock appreciation rights. We issued 9, 10, and 32 shares of common stock for a total expense of $270, $202, and $318 for 2005, 2004 and 2003. An additional 15, 7, and 21 shares were deferred for a total expense of $413, $140, and $183 in 2005, 2004, and 2003. At January 28, 2006, we had 774 remaining shares available for issuance.
Employee Stock Purchase Plan
We offer an Employee Stock Purchase Plan as a benefit to our employees. Employees may make payroll deductions of up to ten percent of their base compensation. At the end of each six-month offering period, the participants purchase shares of our common stock at a discount. Prior to April 1, 2005, participants could purchase shares of our common stock at 85% of the lower of the stock’s fair market value at the beginning or the end of the offering period. Effective April 1, 2005, participants may purchase our common stock at 90% of the fair market value on the last day of each six-month offer period.
We issued 757, 977, and 1,295 shares under this plan in 2005, 2004, and 2003. As of January 28, 2006 and January 29, 2005, we had payroll deductions totaling $5,497 and $5,097 for the purchase of shares in the future. We have 1,363 shares available for issuance at January 28, 2006.
NOTE 13: ACCUMULATED OTHER COMPREHENSIVE EARNINGS
The following table shows the components of accumulated other comprehensive earnings:

	January 28, 2006	January 29, 2005	January 31, 2004

Foreign currency translation	$14,461	$16,276	$15,783
Unrecognized loss on SERP	(19,540)	(11,798)	(11,679)
Fair value adjustment to asset backed securities	7,787	4,857	4,764

Total accumulated other comprehensive earnings	$2,708	$9,335	$8,868

NOTE 14: SUPPLEMENTARY CASH FLOW INFORMATION

Fiscal Year	2005	2004	2003

Cash paid during the year for:
Interest (net of capitalized interest)	$57,187	$88,876	$96,824
Income taxes	343,891	253,576	121,271

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Amounts in thousands except per share amounts
NOTE 15: SEGMENT REPORTING
We have four segments: Retail Stores, Credit, Direct, and Other.
•	The Retail Stores segment derives its revenues from sales of high-quality apparel, shoes, cosmetics and accessories. It includes our Full-Line and Rack stores.

•	The Credit segment earns finance charges and securitization gains and losses through operation of the Nordstrom private label and co-branded VISA credit cards. Intersegment revenues consist of interchange fees charged to our other segments.

•	The Direct segment generates revenues from sales of high-quality apparel, shoes, cosmetics and accessories via catalogs and the Nordstrom.com Web site.

•	The Other segment includes our Façonnable stores, our product development group, which coordinates the design and production of private label merchandise sold in our retail stores, and our distribution network. This segment also includes our corporate center operations.
This segment information for 2004 and 2003 has been adjusted from our previous disclosures as we now reflect Façonnable, Nordstrom Product Group and the distribution network in “Other”; also, beginning in September 2005, we changed our internal method for recognizing returns of Direct sales at Retail Stores. Previously, these returns were recognized in the Direct segment and now they are recognized in the Retail Store segment.
In general, we use the same measurements to compute earnings before income tax expense for reportable segments as we do for the consolidated company. However, redemptions of our merchandise rewards certificates are included in net sales for our Retail Stores segment. The sales amount in our Other segment eliminates these sales from our consolidated net sales. There is no impact to earnings before income tax expense for this adjustment. In addition, our sales return reserve for our Retail Stores segment is recorded in the Other segment. Other than described above, the accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1.
The following table summarizes the net sales by merchandise category:

Fiscal Year	2005	2004	2003

Women’s apparel	$2,709,563	$2,577,489	$2,348,670
Shoes	1,590,877	1,454,415	1,302,257
Cosmetics and women’s accessories	1,567,725	1,403,359	1,235,445
Men’s apparel	1,388,713	1,250,546	1,071,135
Children’s apparel	266,225	246,079	235,667
Other	199,757	199,500	255,504

Total	$7,722,860	$7,131,388	$6,448,678

The following table presents our sales by merchandise category as a percentage of net sales:

Fiscal Year	2005	2004	2003

Women’s apparel	35%	36%	36%
Shoes	21%	20%	20%
Cosmetics and women’s accessories	20%	20%	19%
Men’s apparel	18%	18%	17%
Children’s apparel	3%	3%	4%
Other	3%	3%	4%

Nordstrom, Inc. and subsidiaries  45

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Amounts in thousands except per share amounts
The following tables set forth the information for our reportable segments and a reconciliation to the consolidated totals:

	Retail
Fiscal Year 2005	Stores	Credit	Direct	Other	Eliminations	Total

Net sales (a)	$7,234,173	—	$401,386	$87,301	—	$7,722,860
Intersegment revenues	—	$38,947	—	—	$(38,947)	—
Interest expense, net (b)	—	(26,216)	—	(19,084)	—	(45,300)
Other income including finance charges, net	(10,588)	224,677	29	(17,764)	—	196,354
Depreciation and amortization	223,258	1,209	2,693	49,168	—	276,328
Earnings before income tax expense	1,007,193	49,677	69,473	(241,118)	—	885,225
Goodwill	8,462	—	15,716	27,536	—	51,714
Acquired tradename	—	—	—	84,000	—	84,000
Assets (c)	2,285,259	1,164,472	85,082	1,386,536	—	4,921,349
Capital expenditures	232,198	925	2,850	35,686	—	271,659

	Retail
Fiscal Year 2004	Stores	Credit	Direct	Other	Eliminations	Total

Net sales (a)	$6,665,823	—	$411,719	$53,846	—	$7,131,388
Intersegment revenues	—	$36,645	—	—	$(36,645)	—
Interest expense, net (b)	—	(23,522)	148	(54,054)	—	(77,428)
Other income including finance charges, net	(10,717)	202,359	(208)	(18,492)	—	172,942
Depreciation and amortization	209,321	1,107	4,395	49,946	—	264,769
Earnings before income tax expense	838,100	39,503	52,517	(282,839)	—	647,281
Goodwill	8,462	—	15,716	27,536	—	51,714
Acquired tradename	—	—	—	84,000	—	84,000
Assets (c)	2,258,762	1,030,941	103,961	1,211,726	—	4,605,390
Capital expenditures	207,599	605	6,196	32,451	—	246,851

	Retail
Fiscal Year 2003	Stores	Credit	Direct	Other	Eliminations	Total

Net sales (a)	$6,069,378	—	$314,542	$64,758	—	$6,448,678
Intersegment revenues	—	$34,276	—	—	$(34,276)	—
Interest expense, net (b)	—	(22,122)	105	(68,935)	—	(90,952)
Other income including finance charges, net	(12,375)	176,551	(602)	(8,484)	—	155,090
Depreciation and amortization	199,322	2,838	5,052	43,471	—	250,683
Earnings before income tax expense	577,531	17,473	19,572	(216,435)	—	398,141
Goodwill	8,462	—	15,716	27,536	—	51,714
Acquired tradename	—	—	—	84,000	—	84,000
Assets (c)	2,118,779	878,541	93,070	1,478,843	—	4,569,233
Capital expenditures	216,039	1,104	4,729	36,442	—	258,314

(a)	Net sales in Other include foreign sales of $93,851, $94,994, and $92,524 for 2005, 2004, and 2003.

(b)	Interest income of $12,374, $5,574 and $3,009 for 2005, 2004 and 2003 is recorded in our Other segment as an offset to interest expense, net.

(c)	Assets in Other include foreign assets of $204,865, $207,095, and $234,459 at the end of 2005, 2004, and 2003. It also includes unallocated assets in corporate headquarters, consisting primarily of cash, land, buildings and equipment, and deferred tax assets.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Amounts in thousands except per share amounts
NOTE 16: SELF INSURANCE
We retain a portion of the risk for certain losses related to health and welfare, workers’ compensation and general liability claims. Liabilities associated with these losses include estimates of both losses reported and losses incurred but not yet reported. We estimate our ultimate cost based on analysis of historical data and independent actuarial estimates.
•	Workers’ Compensation — We have a deductible per claim of $1,000 or less and no policy limits. Our workers’ compensation reserve was $55,226 and $64,446 at the end of 2005 and 2004 and our expense was $12,804, $29,263, and $33,782 in 2005, 2004, and 2003.

•	General Liability — We have a deductible per claim of $1,000 or less and a policy limit up to $150,000. Our general liability insurance reserve was $10,954 and $9,872 at the end of 2005 and 2004.

•	Health and Welfare — We are self insured for our health and welfare coverage and do not have stop-loss coverage. Participants contribute to the cost of their coverage and are subject to certain plan limits and deductibles. Our health and welfare reserve was $12,100 and $10,545 at the end of 2005 and 2004.
NOTE 17: COMMITMENTS AND CONTINGENT LIABILITIES
We are involved in routine claims, proceedings, and litigation arising from the normal course of our business. We do not believe any such claim, proceeding or litigation, either alone or in aggregate, will have a material impact on our results of operations, financial position, or liquidity.
We are routinely audited for tax compliance by the federal, state, local and foreign jurisdictions in which we operate. The audits generally cover several years and issues raised in an audit can impact other years that are available to be audited. While it is often difficult to predict whether we will prevail, we believe that our tax reserves reflect the probable outcome of known tax contingencies. We periodically reassess the amount of such reserves in light of changing facts and circumstances and adjust reserve balances as necessary. We have accrued $17,100 for anticipated tax and interest to be paid for our exposure items. Our income tax returns for 2002 through 2004 are currently under examination by the IRS.
Our estimated total purchase obligations, capital expenditure contractual commitments and inventory purchase orders were $1,469,921 as of January 28, 2006.
In connection with the purchase of foreign merchandise, we have outstanding import letters of credit totaling $19,485 and standby letters of credit totaling $11,184 as of January 28, 2006.
NOTE 18: SELECTED QUARTERLY DATA (UNAUDITED)

Fiscal Year 2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Net sales	$1,654,474	$2,106,438	$1,666,130	$2,295,818	$7,722,860
Same-store sales percentage change	6.2%	6.2%	5.9%	5.8%	6.0%
Gross profit	608,309	758,923	607,678	859,927	2,834,837
Earnings before income taxes	172,980	241,793	163,012	307,440	885,225
Net earnings	104,538	148,918	107,453	190,430	551,339
Net earnings as a percentage of net sales	6.3%	7.1%	6.4%	8.3%	7.1%
Basic earnings per share	$0.38	$0.54	$0.40	$0.71	$2.03
Diluted earnings per share	$0.38	$0.53	$0.39	$0.69	$1.98

Fiscal Year 2004	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Net sales	$1,535,490	$1,953,480	$1,542,075	$2,100,343	$7,131,388
Same-store sales percentage change	13.2%	6.8%	8.1%	7.2%	8.5%
Gross profit	562,558	682,588	557,167	769,687	2,572,000
Earnings before income taxes	112,627	175,266	122,913	236,475	647,281
Net earnings	68,727	106,915	77,828	139,980	393,450
Net earnings as a percentage of net sales	4.5%	5.5%	5.0%	6.7%	5.5%
Basic earnings per share	$0.25	$0.38	$0.28	$0.51	$1.41
Diluted earnings per share	$0.24	$0.37	$0.27	$0.50	$1.38

Nordstrom, Inc. and subsidiaries  47

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
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
The following information required under this item is filed as part of this report:
Item 9B. Other Information.
None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
The information required under this item is included in the following sections of our Proxy Statement for our 2006 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Executive Officers
Election of Directors
Board Committees
Director Nominating Process
Website Access to Corporate Governance Documents
Section 16(a) Beneficial Ownership Reporting Compliance
Item 11. Executive Compensation.
The information required under this item is included in the following sections of our Proxy Statement for our 2006 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Compensation of Executive Officers
Compensation Committee Report
Stock Price Performance
Compensation of Directors
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information required under this item is included in the following section of our Proxy Statement for our 2006 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Security Ownership of Certain Beneficial Owners and Management
Equity Compensation Plans

Item 13. Certain Relationships and Related Transactions.
The information required under this item is included in the following sections of our Proxy Statement for our 2006 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Election of Directors
Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services.
The information required under this item is included in the following section of our Proxy Statement for our 2006 Annual Meeting of Shareholders, which section is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Ratification of the Appointment of Independent Registered Public Accounting Firm
PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following information required under this item is filed as part of this report:
(a)1. FINANCIAL STATEMENTS
(a)2. FINANCIAL STATEMENT SCHEDULE

Page
Consent of Independent Registered Public Accounting Firm and Report on Schedule	51
Schedule II — Valuation and Qualifying Accounts	52
(a)3. EXHIBITS
Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 54 through 57 hereof.
All other schedules and exhibits are omitted because they are not applicable, not required, or because the information required has been given as part of this report.

Nordstrom, Inc. and subsidiaries  49

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Michael G. Koppel

Michael G. Koppel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: March 24, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Principal Financial Officer:		Principal Executive Officer:

/s/	Michael G. Koppel	/s/	Blake W. Nordstrom

	Michael G. Koppel		Blake W. Nordstrom
	Executive Vice President and Chief Financial Officer		President and Director

Principal Accounting Officer:

/s/	Peter F. Collins

Peter F. Collins
Divisional Vice President and Corporate Controller

Directors:

/s/	Phyllis J. Campbell	/s/	Enrique Hernandez, Jr.

	Phyllis J. Campbell		Enrique Hernandez, Jr.
	Director		Director

/s/	Jeanne P. Jackson	/s/	Robert G. Miller

	Jeanne P. Jackson		Robert G. Miller
	Director		Director

/s/	Bruce A. Nordstrom	/s/	John N. Nordstrom

	Bruce A. Nordstrom		John N. Nordstrom
	Chairman of the Board of Directors		Director
and Director

/s/	Alfred E. Osborne, Jr., Ph.D.	/s/	Philip G. Satre

	Alfred E. Osborne, Jr., Ph.D.		Philip G. Satre
	Director		Director

/s/	Alison A. Winter

Alison A. Winter
Director
Date: March 24, 2006

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND REPORT ON SCHEDULE
To the Board of Directors and Shareholders of Nordstrom, Inc.
We consent to the incorporation by reference in Registration Statement Nos. 033-18321, 333-63403, 333-40064, 333-40066, 333-79791, 333-101110, and 333-118756 on Form S-8 and in Registration Statement Nos. 333-59840 and 333-69281 on Form S-3 of our reports dated March 21, 2006, relating to the consolidated financial statements and financial statement schedule of Nordstrom, Inc., and management’s report on the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Nordstrom, Inc. for the year ended January 28, 2006.
Our audits of the financial statements referred to in our aforementioned report also included the financial statement schedule of Nordstrom, Inc. listed in Item 15(a)2. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Seattle, Washington
March 21, 2006

Nordstrom, Inc. and subsidiaries  51

NORDSTROM, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E

		Additions
	Balance at beginning	Charged to costs		Balance at end
Description	of period	and expenses	Deductions	of period

Deducted from related balance sheet account

Allowance for doubtful accounts:
Year ended:
January 28, 2006	$19,065	$20,918	$22,057 (A)	$17,926
January 29, 2005	$20,320	$24,639	$25,894 (A)	$19,065
January 31, 2004	$22,385	$27,975	$30,040 (A)	$20,320

Reserves

Allowance for sales return, net:
Year ended:
January 28, 2006	$49,745	$805,288	$803,861 (B)	$51,172
January 29, 2005	$39,841	$725,982	$716,078 (B)	$49,745
January 31, 2004	$33,284	$620,124	$613,567 (B)	$39,841

(A)	Deductions consist of write-offs of uncollectible accounts, net of recoveries.

(B)	Deductions consist of actual returns net of related costs and commissions.

[This page intentionally left blank.]

Nordstrom, Inc. and subsidiaries  53

Nordstrom, Inc. and Subsidiaries
Exhibit Index

	Exhibit	Method of Filing

3.1	Articles of Incorporation as amended and restated on May 24, 2005	Incorporated by reference from the Registrant’s Form 8-K filed on May 31, 2005, Exhibit 3.1

3.2	Bylaws, as amended and restated on February 21, 2006	Filed herewith electronically

4.1	Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated March 11, 1998	Incorporated by reference from Registration No. 333-47035, Exhibit 4.1

4.2	Senior indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated January 13, 1999	Incorporated by reference from Registration No. 333-69281, Exhibit 4.3

4.3	Form of Subordinated Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated January 13, 1999	Incorporated by reference from Registration No. 333-69281, Exhibit 4.4

10.1	Merchant Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1991, Exhibit 10.1

10.2	Nordstrom Supplemental Executive Retirement Plan (2003 Restatement)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2003, Exhibit 10.1

10.3	Investment Agreement dated October 8, 1984 between the Registrant and Nordstrom Credit, Inc.	Incorporated by reference from the Nordstrom Credit, Inc. Form 10, Exhibit 10.1

10.4	1997 Nordstrom Stock Option Plan, amended and restated on February 16, 2000	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2003, Exhibit 10.1

10.5	Nordstrom 401(K) Plan & Profit Sharing, as amended and restated on January 1, 2004	Incorporated by reference from the Registrant’s Annual Report on Form 11-K for the year ended December 31, 2003, Exhibit 99.2

10.6	Amendment 2005-1 to the Nordstrom 401(K) Plan & Profit Sharing dated January 1, 2004	Filed herewith electronically

10.7	Amendment 2005-2 to the Nordstrom 401(K) Plan & Profit Sharing dated January 1, 2004	Filed herewith electronically

10.8	Commercial Paper Dealer Agreement dated October 2, 1997 between Registrant and Bancamerica Securities, Inc.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.1

10.9	Commercial Paper Agreement dated October 2, 1997 between Registrant and Credit Suisse First Boston Corporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.2

10.10	Issuing and Paying Agency Agreement dated October 2, 1997 between Registrant and First Trust of New York, N.A.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.3

10.11	Share Purchase and Contribution Agreement dated as of September 27, 2000 by and among Nordstrom, Inc., Nordstrom European Capital Group, and the Selling Shareholders of Façonnable, S.A.S.	Incorporated by reference from the Registrant’s Form S-3, Registration No. 333-50028 filed on November 15, 2000, Exhibit 2.1

10.12	Amendment to the Share Purchase and Contribution Agreement dated as of September 27, 2000 by and among Nordstrom, Inc., Nordstrom European Capital Group, and the Selling Shareholders of Façonnable, S.A.S., dated October 20, 2000	Incorporated by reference from the Registrant’s Form S-3, Registration No. 333-50028 filed on November 15, 2000, Exhibit 2.2

	Exhibit	Method of Filing

10.13	Receivables Purchase Agreement dated October 1, 2001 between Nordstrom Credit, Inc. and Nordstrom Private Label Receivables, LLC	Incorporated by reference from Nordstrom Credit, Inc.’s Annual Report on Form 10-K for the year ended January 31, 2002, Exhibit 10.21

10.14	Transfer and Servicing Agreement dated October 1, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Wells Fargo Bank Minnesota, N.A., and Nordstrom Private Label Credit Card Master Note Trust	Incorporated by reference from Nordstrom Credit, Inc.’s Annual Report on Form 10-K for the year ended January 31, 2002, Exhibit 10.22

10.15	Master Indenture dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee	Incorporated by reference from Nordstrom Credit, Inc.’s Annual Report on Form 10-K for the year ended January 31, 2002, Exhibit 10.23

10.16	Series 2001-1 Indenture Supplement dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee	Incorporated by reference from Nordstrom Credit, Inc.’s Annual Report on Form 10-K for the year ended January 31, 2002, Exhibit 10.24

10.17	Series 2001-2 Indenture Supplement dated December 4, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee	Incorporated by reference from Nordstrom Credit, Inc.’s Annual Report on Form 10-K for the year ended January 31, 2002, Exhibit 10.25

10.18	Amended and Restated Trust Agreement dated October 1, 2001 between Nordstrom Private Label Receivables, LLC, and Wilmington Trust Company, as trustee	Incorporated by reference from Nordstrom Credit, Inc.’s Annual Report on Form 10-K for the year ended January 31, 2002, Exhibit 10.26

10.19	Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent	Incorporated by reference from Nordstrom Credit, Inc.’s Annual Report on Form 10-K for the year ended January 31, 2003, Exhibit 10.25

10.20	First Amendment to the Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated December 2, 2002	Incorporated by reference from Nordstrom Credit, Inc.’s Annual Report on Form 10-K for the year ended January 31, 2003, Exhibit 10.26

10.21	Second Amendment to the Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated December 2, 2003	Incorporated by reference from Nordstrom Credit, Inc.’s Annual Report on Form 10-K for the year ended January 31, 2004, Exhibit 10.25

10.22	Third Amendment to the Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated February 29, 2004	Incorporated by reference from Nordstrom Credit, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004, Exhibit 10.3

10.23	Fourth Amendment to the Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated May 28, 2004	Incorporated by reference from Nordstrom Credit, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004, Exhibit 10.4

10.24	Fifth Amendment to the Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and JP Morgan Chase Bank NA (successor-by-merger to Bank One, NA (Main Office Chicago)) as agent, dated December 16, 2004	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005, Exhibit 10.25

10.25	Receivables Purchase Agreement dated April 1, 2002 between Nordstrom fsb and Nordstrom Credit Card Receivables LLC	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended January 31, 2003, Exhibit 10.39

10.26	Administration Agreement dated April 1, 2002 between Nordstrom Credit Card Master Note Trust and Nordstrom fsb	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended January 31, 2003, Exhibit 10.40

Nordstrom, Inc. and subsidiaries  55

	Exhibit	Method of Filing

10.27	Amended and Restated Trust Agreement dated April 1, 2002 between Nordstrom Credit Card Receivables LLC and Wilmington Trust Company	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended January 31, 2003, Exhibit 10.41

10.28	Master Indenture dated April 1, 2002 between Nordstrom Credit Card Master Note Trust and Wells Fargo Bank Minnesota, National Association	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended January 31, 2003, Exhibit 10.42

10.29	Series 2002-1 Indenture Supplement dated April 1, 2002 between Nordstrom Credit Card Master Note Trust and Wells Fargo Bank Minnesota, National Association	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended January 31, 2003, Exhibit 10.43

10.30	Transfer and Servicing Agreement dated April 1, 2002 between Nordstrom Credit Card Receivables, LLC, Nordstrom fsb, Wells Fargo Bank Minnesota, National Association and Nordstrom Credit Card Master Note Trust	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended January 31, 2003, Exhibit 10.44

10.31	Principal Balance Increase Request dated December 28, 2004 between Nordstrom Credit Card Receivables, LLC, Nordstrom fsb, Wells Fargo Bank and Nordstrom Credit, Inc.	Incorporated by reference from Nordstrom Credit, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005, Exhibit 10.1

10.32	Principal Balance Increase Request dated March 28, 2005 between Nordstrom Credit Card Receivables, LLC, Nordstrom fsb, Wells Fargo Bank and Nordstrom Credit, Inc.	Incorporated by reference from Nordstrom Credit, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005, Exhibit 10.2

10.33	Principal Balance Increase Confirmation dated March 31, 2005 between Nordstrom Credit, Inc. and Wells Fargo Bank	Incorporated by reference from Nordstrom Credit, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005, Exhibit 10.3

10.34	Performance Undertaking dated September 28, 2001 between Registrant and Bank One, N.A.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002, Exhibit 10.37

10.35	Performance Undertaking dated December 4, 2001 between Registrant and Bank One, N.A.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002, Exhibit 10.38

10.36	Promissory Note dated April 18, 2002 between 1700 Seventh, L.P. and New York Life Insurance Company	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.2

10.37	Promissory Note dated April 18, 2002 between 1700 Seventh, L.P. and Life Investors Insurance Company of America	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.3

10.38	Guaranty Agreement dated April 18, 2002 between Registrant, New York Life Insurance Company and Life Investors Insurance Company of America	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.4

10.39	The 2002 Nonemployee Director Stock Incentive Plan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002, Exhibit 10.1

10.40	Nordstrom Executive Deferred Compensation Plan (2003 Restatement)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2003, Exhibit 10.2

10.41	Nordstrom Directors Deferred Compensation Plan (2002 Restatement)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2004, Exhibit 10.55

10.42	Nordstrom, Inc. Leadership Separation Plan (Restated Effective March 1, 2005)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005, Exhibit 10.43

10.43	Nordstrom, Inc. Executive Management Group Bonus Plan	Incorporated by reference from Registrant’s definitive proxy statement filed with the Commission on April 15, 2004

	Exhibit	Method of Filing

10.44	2004 Equity Incentive Plan	Incorporated by reference from Registrant’s definitive proxy statement filed with the Commission on April 15, 2004

10.45	Commitment of Nordstrom, Inc. to Nordstrom fsb dated June 17, 2004	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, Exhibit 10.4

10.46	Nordstrom fsb Segregated Earmarked Deposit Agreement And Security Agreement by and between Nordstrom fsb and Nordstrom, Inc. dated July 1, 2004	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, Exhibit 10.5

10.47	Revolving Credit Facility dated May 14, 2004 between Registrant and a group of commercial banks	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, Exhibit 10.1

10.48	Revolving Credit Facility Agreement dated November 4, 2005, between Registrant and each of the initial lenders named therein as Lenders, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Syndication Agents, U.S. Bank, National Association, as Documentation Agent and Bank of America, N.A. as administrative agent	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005, Exhibit 10.1

10.49	Employment Letter with Mr. Paul Favaro, effective February 1, 2005	Incorporated by reference from the Registrant’s Form 8-K filed on January 12, 2005, Exhibit 99.1

10.50	Form of Notice of Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 2004 Equity Incentive Plan	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2005, Exhibit 10.1

10.51	Form of 2005 Performance Share Unit Notice and Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2005, Exhibit 10.2

10.52	Press release dated February 24, 2005 announcing that its Board of Directors authorized a $500 million share repurchase program	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2005, Exhibit 99.1

10.53	Summary of Lead Director Compensation	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2005, Exhibit 99.2

10.54	Director Compensation Summary	Incorporated by reference from the Registrant’s Form 8-K filed on August 29, 2005, Exhibit 99.1

21.1	Subsidiaries of the Registrant	Filed herewith electronically

23.1	Consent of Independent Registered Public Accounting Firm and Report on Schedule	Filed as page 51 of this report

31.1	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

Nordstrom, Inc. and subsidiaries  57