Form 10-Q
period 2006-04-29
NORDSTROM INC
filed 2006-06-06
CIK 72333

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006

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


                               YES   X       NO
                                   _____        _____


     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and larger accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  X    Accelerated filer     Non-accelerated filer
                       ______                  ____                      ____

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act). YES        NO  X
                                        _____     _____

Common stock outstanding as of May 23, 2006: 265,865 shares of common stock (in thousands).





                                   1 of 27

                       NORDSTROM, INC. AND SUBSIDIARIES
                       --------------------------------
                                    INDEX
                                    -----
                                                                        Page
                                                                       Number
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)

             Condensed Consolidated Statements of Earnings
               Quarter ended April 29, 2006 and April 30, 2005            3

             Condensed Consolidated Balance Sheets
               April 29, 2006, January 28, 2006 and April 30, 2005        4

             Condensed Consolidated Statements of Shareholders' Equity
               Year to Date ended April 29, 2006 and April 30, 2005       5

             Condensed Consolidated Statements of Cash Flows
               Year to Date ended April 29, 2006 and April 30, 2005       6

             Notes to Condensed Consolidated Financial Statements         7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         17

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk  23

    Item 4.  Controls and Procedures                                     23

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                           24

    Item 1A. Risk Factors                                                25

    Item 2.  Unregistered Sales of Equity Securities and Use
               of Proceeds                                               25

    Item 6.  Exhibits                                                    25

SIGNATURES                                                               26

INDEX TO EXHIBITS                                                        27


















                                   2 of 27

                       NORDSTROM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
        (amounts in thousands except per share amounts and percentages)
                                 (unaudited)
                                                            Quarter Ended
                                                       ----------------------
                                                        April 29,   April 30,
                                                          2006        2005
                                                       ----------  ----------
Net sales                                              $1,787,223  $1,654,474
Cost of sales and related
  buying and occupancy costs                           (1,123,003) (1,046,165)
                                                        ----------  ----------
Gross profit                                              664,220     608,309
Selling, general and
  administrative expenses                                (494,220)   (465,422)
                                                        ----------  ----------
Operating income                                          170,000     142,887
Interest expense, net                                     (10,751)    (12,639)
Other income including finance
  charges, net                                             53,838      42,732
                                                        ---------    --------
Earnings before income tax expense                        213,087     172,980
Income tax expense                                        (81,856)    (68,442)
                                                        ---------    --------
Net earnings                                            $ 131,231  $  104,538
                                                        =========  ==========

Basic earnings per share                                $    0.49   $    0.38
Diluted earnings per share                              $    0.48   $    0.38
Basic shares                                              267,490     273,070
Diluted shares                                            272,831     278,395

                                                            Quarter Ended
                                                        ----------------------
                                                         April 29,   April 30,
(% of Net sales)                                           2006        2005
                                                        ----------  ----------
Net sales                                                  100.0%      100.0%
Cost of sales and related
  buying and occupancy costs                               (62.8%)     (63.2%)
                                                        ----------  ----------
Gross profit                                                37.2%       36.8%
Selling, general and
  administrative expenses                                  (27.7%)     (28.1%)
                                                        ----------  ----------
Operating income                                             9.5%        8.6%
Interest expense, net                                       (0.6%)      (0.8%)
Other income including finance
  charges, net                                               3.0%        2.6%
                                                        ----------  ----------
Earnings before income tax expense                          11.9%       10.5%
Income tax expense (as a % of earnings
  before income tax expense)                               (38.4%)     (39.6%)
                                                        ----------  ----------
Net earnings                                                 7.3%        6.3%
                                                        ==========  ==========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.





                                   3 of 27

                       NORDSTROM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (amounts in thousands)
                                 (unaudited)
                                            April 29,   January 28,   April 30,
                                              2006         2006         2005
                                           ----------   ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents                $  261,326   $  462,656   $  315,695
  Short-term investments                       30,000       54,000       53,750
  Accounts receivable, net                    619,095      639,558      629,788
  Investment in asset backed securities       565,854      561,136      427,302
  Merchandise inventories                   1,078,750      955,978    1,016,640
  Current deferred tax assets                 161,001      145,470      114,127
  Prepaid expenses and other                   56,982       55,359       53,934
                                           ----------   ----------   ----------
  Total current assets                      2,773,008    2,874,157    2,611,236

Land, buildings and equipment (net of
  accumulated depreciation of $2,615,512,
  $2,549,559 and $2,383,289)                1,748,399    1,773,871    1,763,766
Goodwill                                       51,714       51,714       51,714
Acquired tradename                             84,000       84,000       84,000
Other assets                                  129,518      137,607      108,891
                                           ----------   ----------   ----------
TOTAL ASSETS                               $4,786,639   $4,921,349   $4,619,607
                                           ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                         $  638,983   $  540,019   $  582,381
  Accrued salaries, wages
    and related benefits                      174,300      285,982      172,167
  Other current liabilities                   372,446      409,076      336,246
  Income taxes payable                         59,978       81,617       45,181
  Current portion of long-term debt           306,636      306,618      100,458
                                           ----------   ----------   ----------
  Total current liabilities                 1,552,343    1,623,312    1,236,433

Long-term debt, net                           624,949      627,776      928,175
Deferred property incentives, net             361,446      364,382      357,694
Other liabilities                             219,477      213,198      204,353

Shareholders' Equity:
  Common stock, no par:
    1,000,000 shares authorized;
    265,741, 269,549 and 273,265 shares
    issued and outstanding                    733,663      685,934      619,640
  Unearned stock compensation                       -         (327)        (593)
  Retained earnings                         1,294,351    1,404,366    1,266,337
  Accumulated other comprehensive
    earnings                                      410        2,708        7,568
                                           ----------   ----------   ----------
  Total shareholders' equity                2,028,424    2,092,681    1,892,952
                                           ----------   ----------   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                     $4,786,639   $4,921,349   $4,619,607
                                           ==========   ==========   ==========




The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.




                                   4 of 27

                       NORDSTROM, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (amounts in thousands except per share amounts)
                                 (unaudited)
                            Common Stock                            Accumulated Other
                       ---------------------   Unearned    Retained  Comprehensive
                         Shares       Amount Compensation  Earnings     Earnings        Total
                       -----------------------------------------------------------------------
Balance at
  January 28, 2006          269,549  $685,934    $(327)   $1,404,366    $2,708      $2,092,681

Net earnings                      -         -        -       131,231         -         131,231
Other comprehensive earnings:
  Foreign currency
    translation adjustment        -         -        -             -       911             911
  Fair value adjustment to
    investment in asset backed
    securities, net of tax
    of $1,956                     -         -        -             -    (3,209)         (3,209)
                                                                                      --------
Comprehensive net earnings        -         -        -             -         -         128,933
Cash dividends paid
  ($0.105 per share)              -         -        -       (28,326)        -         (28,326)
Issuance of common stock for:
  Stock option plans          1,369    32,067        -             -         -          32,067
  Employee stock purchase
     plan                       237     8,499        -             -         -           8,499
  Other                           9        (1)     327             -         -             326
Stock-based compensation          -     7,164        -             -         -           7,164
Repurchase of common
  stock                      (5,423)        -        -      (212,920)        -        (212,920)
                         ---------------------------------------------------------------------
Balance at
  April 29, 2006            265,741  $733,663        -    $1,294,351      $410      $2,028,424
                         =====================================================================


                            Common Stock                            Accumulated Other
                       ---------------------   Unearned    Retained  Comprehensive
                         Shares       Amount Compensation  Earnings     Earnings        Total
                       -----------------------------------------------------------------------
Balance at
  January 29, 2005          271,331  $552,655    $(299)   $1,227,303    $9,335      $1,788,994

Net earnings                      -         -        -       104,538         -         104,538
Other comprehensive earnings:
  Foreign currency
    translation adjustment        -         -        -             -       147             147
  Fair value adjustment to
    investment in asset backed
    securities, net of tax
    of $1,224                     -         -        -             -    (1,914)         (1,914)
                                                                                      --------
Comprehensive net earnings        -         -        -             -         -         102,771
Cash dividends paid
  ($0.065 per share)              -         -        -       (17,758)        -         (17,758)
Issuance of common stock for:
  Stock option plans          3,065    55,556        -             -         -          55,556
  Employee stock purchase
     plan                       532     8,768        -             -         -           8,768
  Other                         111     2,661     (294)            -         -           2,367
Repurchase of common
  stock                      (1,774)        -        -       (47,746)        -         (47,746)
                         ---------------------------------------------------------------------
Balance at
  April 30, 2005            273,265  $619,640    $(593)   $1,266,337    $7,568      $1,892,952
                         =====================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.





                                   5 of 27

                            NORDSTROM, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (amounts in thousands)
                                      (unaudited)
                                                                   Quarter Ended
                                                            -------------------------
                                                             April 29,      April 30,
                                                               2006           2005
                                                            ----------     ----------
OPERATING ACTIVITIES:
  Net earnings                                                $131,231       $104,538
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization of
      buildings and equipment                                   70,425         69,204
    Amortization of deferred property incentives
      and other, net                                            (8,677)        (6,903)
    Stock-based compensation expense                             7,336          1,428
    Deferred income taxes, net                                  (7,395)        19,610
    Tax benefit from stock-based payments                       13,538         16,546
    Excess tax benefit from stock-based payments               (11,617)             -
    Provision for bad debt expense                               2,650          5,118
    Change in operating assets and liabilities:
      Accounts receivable                                       17,834         10,578
      Investment in asset backed securities                     (7,927)        (9,210)
      Merchandise inventories                                 (109,648)       (99,065)
      Prepaid expenses                                          (1,410)           666
      Other assets                                                (572)           409
      Accounts payable                                          91,905         97,507
      Accrued salaries, wages and related benefits            (111,343)      (118,548)
      Other current liabilities                                (34,126)       (20,781)
      Income taxes payable                                     (21,639)       (46,971)
      Property incentives                                        3,826          9,839
      Other liabilities                                          4,360          7,237
                                                            ----------     ----------
Net cash provided by operating activities                       28,751         41,202
                                                            ----------     ----------
INVESTING ACTIVITIES:
  Capital expenditures                                         (47,513)       (53,021)
  Proceeds from sale of assets                                      18              -
  Purchases of short-term investments                         (100,000)      (165,500)
  Sales of short-term investments                              124,000        153,575
  Other, net                                                    (1,941)          (691)
                                                            ----------     ----------
Net cash used in investing activities                          (25,436)       (65,637)
                                                            ----------     ----------
FINANCING ACTIVITIES:
  Principal payments on long-term debt                          (1,124)        (1,021)
  Decrease in cash book overdrafts                              (1,807)        (3,756)
  Proceeds from exercise of stock options                       18,657         39,139
  Proceeds from employee stock purchase plan                     8,370          8,640
  Excess tax benefit from stock-based payments                  11,617              -
  Cash dividends paid                                          (28,326)       (17,758)
  Repurchase of common stock                                  (212,920)       (47,746)
  Other, net                                                       888          2,009
                                                            ----------     ----------
Net cash used in financing activities                         (204,645)       (20,493)
                                                            ----------     ----------
Net decrease in cash and cash equivalents                     (201,330)       (44,928)
Cash and cash equivalents at beginning of period               462,656        360,623
                                                            ----------     ----------
Cash and cash equivalents at end of period                    $261,326       $315,695
                                                            ==========     ==========



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.



                                   6 of 27

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 Dollar and share amounts in thousands except per share and per option amounts
                                 (unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
---------------------
The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in our 2005 Annual Report on Form 10-K. The same accounting policies are followed for preparing quarterly and annual financial information. All adjustments necessary for the fair presentation of the results of operations, financial position and cash flows have been included and are of a normal, recurring nature.

Our business, like that of other retailers, is subject to seasonal fluctuations. Our Anniversary Sale in July and the holidays in December typically result in higher sales in the second and fourth quarters of our fiscal years. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

Accounting Policies
-------------------
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. With the exception of our adoption of SFAS No. 123(R) "Share-Based Payment" in the beginning of the first quarter of 2006, our accounting policies and methodologies in 2006 are consistent with those discussed in our 2005 Annual Report.

Stock-Based Compensation
------------------------
Prior to the adoption of SFAS No. 123(R), we applied APB No. 25 "Accounting for Stock Issued to Employees," to measure compensation costs for our stock-based compensation programs. Under APB No. 25, we recorded no compensation expense for stock options granted to employees and directors because the options' strike price was equal to the closing market price of our common stock on the grant date. Also, through 2005 we recorded no compensation expense in connection with our Employee Stock Purchase Plan (ESPP). Through 2005, we presented the effect on net earnings and earnings per share of the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" in the Notes to Condensed Consolidated Financial Statements.

Effective January 29, 2006, we adopted SFAS No. 123(R), which requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The costs are recognized over the period during which an employee is required to provide services in exchange for the award.












                                   7 of 27

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar and share amounts in thousands except per share and per option amounts
                                 (unaudited)

Note 1 - Summary of Significant Accounting Policies (Cont.)

We recognized stock-based compensation expense on a straight-line basis over the requisite service period. The following table summarizes our stock-based compensation expense:

                                                           Quarter Ended
                                                      -----------------------
                                                       April 29,    April 30,
                                                         2006         2005
                                                      -----------  ----------
Stock options                                              $6,640           -
Employee Stock Purchase Plan                                  488           -
Performance share units                                       114      $1,043
Other                                                          94         385
                                                      -----------  ----------
Total stock-based compensation expense before
  income tax benefit                                        7,336       1,428
Income tax benefit                                         (2,639)       (555)
                                                      -----------  ----------
Total stock-based compensation expense, net of tax         $4,697        $873
                                                      ===========  ==========
</table

The stock-based compensation expense before income tax is recorded in cost of sales and related buying and occupancy costs ($2,722 in 2006; $0 in 2005) and in selling, general and administrative expense ($4,614 in 2006; $1,428 in 2005).

We adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, the stock-based compensation expense recognized in the current period includes the estimated expense for stock options granted after January 29, 2006. The stock-based compensation expense also includes the estimated expense for options granted prior to, but not vested as of January
29, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. In addition, we recognized stock-based compensation expense related to our ESPP, as our 10% purchase discount exceeded the amount allowed under SFAS No. 123(R) for non-compensatory treatment. As provided for under the modified prospective method, we have not restated our results for prior periods. The incremental stock-based compensation expense upon adoption of SFAS No. 123(R) in the first quarter of 2006 was $7,128 ($4,570 net of tax), or $0.02 per basic and diluted earnings per share. We expect to record $27,798 in incremental stock-based compensation expense for the year ended February 3, 2007, representing approximately $0.06 per diluted share.

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits resulting from the exercise of stock options and ESPP as operating cash inflows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those awards to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as "Excess tax benefit from stock-based payments" in the condensed consolidated statement of cash flows and was $11,617 for the quarter ended April 29, 2006.







                                   8 of 27

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar and share amounts in thousands except per share and per option amounts
                                 (unaudited)

Note 1 - Summary of Significant Accounting Policies (Cont.)

The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" in the first quarter of 2005:

                                                       Quarter Ended
                                                          April 30,
                                                            2005
                                                       --------------
Net earnings, as reported                                    $104,538
Add: stock-based compensation expense included in
 reported net earnings, net of tax                                871
Deduct: stock-based compensation expense determined
 under fair value, net of tax                                  (5,717)
                                                       --------------
Pro forma net earnings                                        $99,692
                                                       ==============
Earnings per share:
   Basic - as reported                                          $0.38
   Diluted - as reported                                        $0.38

   Basic - pro forma                                            $0.37
   Diluted - pro forma                                          $0.36

In 2005, we used the Black-Scholes option valuation model to estimate the fair value of the stock options under SFAS No. 123. When we adopted SFAS No. 123(R), we elected to use the Binomial Lattice option valuation model. We believe that this model provides a better estimate of fair value than the Black-Scholes option valuation model, as it can accommodate variability in assumptions for expected volatility, dividends and risk-free interest rates. We used the following weighted average assumptions to estimate the fair value for stock options granted in the quarters listed below:

                                                            Quarter Ended
                                                      ------------------------
                                                       April 29,     April 30,
                                                         2006          2005
                                                      -----------  -----------
Risk-free interest rate                               4.9% - 5.1%         3.9%
Expected volatility                                         37.0%        44.3%
Expected dividend yield                                      1.0%         1.7%
Expected life in years                                       5.4          5.0

















                                   9 of 27

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar and share amounts in thousands except per share and per option amounts
                                 (unaudited)

Note 1 - Summary of Significant Accounting Policies (Cont.)

The weighted average fair value per option at the grant date was $16 and $10 in the first quarter of 2006 and 2005. The following describes the significant assumptions used to estimate the fair value of options granted:

  - Risk-free interest rate: For 2006, the rate represents the yield on U.S. Treasury zero-coupon securities that mature over the 10-year life of the stock options. For 2005, the rate was the yield on the U.S. Treasury zero-coupon securities which matured near the end of the expected life of the stock options.

  - Expected volatility: For 2006, this was based on a combination of the historical volatility of our common stock and the implied volatility of exchange traded options for our common stock. In 2005, the expected volatility was estimated using the historical volatility of our common stock.

  - Expected dividend yield: For 2006, this was our forecasted dividend yield for the next ten years. In 2005, the expected dividend yield was based on our historical dividend yield.

  - Expected life in years: The expected life represents the estimated period of time until option exercise. In 2006, based on our historical exercise behavior and taking into consideration the contractual term of the option and our employees' expected exercise and post-vesting employment termination behavior, the expected term of options granted was derived from the output of the Binomial Lattice option valuation model. In 2005, the expected life was determined based on our historical exercise behavior.


Note 2 - Post-retirement Benefits

The expense components of our Supplemental Executive Retirement Plan, which provides retirement benefits to certain officers and select employees, are as follows:

                                                            Quarter Ended
                                                      ------------------------
                                                       April 29,     April 30,
                                                         2006          2005
                                                      -----------  -----------
Participant service cost                                   $  557       $  413
Interest cost                                               1,308        1,018
Amortization of net loss                                      724          414
Amortization of prior
   service cost                                               257          240
                                                      -----------  -----------
Total expense                                              $2,846       $2,085
                                                      ===========  ===========









                                   10 of 27

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar and share amounts in thousands except per share and per option amounts
                                 (unaudited)

Note 3 - Earnings Per Share

                                                           Quarter Ended
                                                      ------------------------
                                                        April 29,   April 30,
                                                         2006         2005
                                                      -----------  -----------
Net earnings                                             $131,231     $104,538
                                                      ===========  ===========
Basic shares                                              267,490      273,070
Dilutive effect of
   stock options and
   performance share units                                  5,341        5,325
                                                      -----------  -----------
Diluted shares                                            272,831      278,395
                                                      ===========  ===========
Basic earnings per share                                    $0.49        $0.38
Diluted earnings per share                                  $0.48        $0.38

Antidilutive stock options
   and other                                                1,896            -

Note 4 - Accounts Receivable

The components of accounts receivable are as follows:

                                        April 29,   January 28,  April 30,
                                          2006         2006         2005
                                      -----------  -----------  -----------
Trade receivables:
   Unrestricted                          $ 35,554     $ 32,070     $ 36,936
   Restricted                             520,440      552,671      533,977
Allowance for doubtful accounts           (16,056)     (17,926)     (18,495)
                                      -----------  -----------  -----------
Trade receivables, net                    539,938      566,815      552,418

Other                                      79,157       72,743       77,370
                                      -----------  -----------  -----------
Accounts receivable, net                 $619,095     $639,558     $629,788
                                      ===========  ===========  ===========

Our restricted trade receivables relate to our Nordstrom private label card, which back the $300,000 Class A notes and the $150,000 variable funding note. The unrestricted trade receivables consist primarily of our Faconnable trade receivables and accrued finance charges not yet allocated to customer accounts.

Other accounts receivable consist primarily of credit card receivables due from third-party financial institutions and vendor rebates, which are believed to be fully realizable as they are collected soon after they are earned.









                                   11 of 27

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar and share amounts in thousands except per share and per option amounts
                                 (unaudited)

Note 5 - Investment in Asset Backed Securities

Our investment in asset backed securities and the off-balance sheet financing are described in Note 8 of our 2005 Annual Report on Form 10-K. The following table presents the co-branded Nordstrom VISA credit card balances and the estimated fair value of our investment in asset backed securities:

                                            April 29, January 28,   April 30,
                                               2006        2006      2005
                                           ----------- ---------- -----------
Total face value of co-branded Nordstrom
  VISA credit card principal receivables      $749,322   $738,947    $619,556
                                           =========== ========== ===========

Securities issued by the VISA Trust:
  Off-balance sheet (sold to third parties):
    2002 Class A & B Notes at par value       $200,000   $200,000    $200,000
                                           =========== ========== ===========
Amounts recorded on balance sheet:
  Investment in asset backed
    securities at fair value                  $565,854   $561,136    $427,302
                                           =========== ========== ===========

The following table presents the key assumptions we use to value the investment in asset backed securities:

                                    April 29,    January 28,     April 30,
                                      2006            2006           2005
                                  ------------   ------------   ------------
Weighted average remaining life
 (in months)                              7.6            7.6            7.7
Average annual credit losses              5.2%           4.7%           7.1%
Average gross yield                      17.3%          17.1%          15.9%
Weighted average coupon on issued
  securities                              5.5%           5.2%           4.3%
Average monthly payment rates             7.6%           8.2%           7.7%
Discount rate on investment in
  asset backed securities        6.2% to 11.4%  5.9% to 11.1%   5.4% to 6.7%

The following table summarizes the income earned by the investment in asset backed securities that is included in other income including finance charges, net on the condensed consolidated statements of earnings:

                                                       Quarter Ended
                                                  ------------------------
                                                    April 29,   April 30,
                                                      2006         2005
                                                  -----------  -----------
Interest income                                       $18,926      $10,482
Gains on sales of
  receivables and
  other income                                          8,395        9,589
                                                  -----------  -----------
                                                      $27,321      $20,071
                                                  ===========  ===========




                                   12 of 27

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar and share amounts in thousands except per share and per option amounts
                                 (unaudited)

Note 6 - Debt

To manage our interest rate risk, we have an interest rate swap outstanding recorded in other liabilities. Our swap has a $250,000 notional amount, expires in January 2009 and is designated as a fully effective fair value hedge. Under the agreement, we receive a fixed rate of 5.63% and pay a variable rate based on LIBOR plus a margin of 2.3% set at six-month intervals (7.52% at April 29, 2006.) The fair value of our interest rate swap is as follows:

                                          April 29,  January 28,   April 30,
                                            2006         2006         2005
                                        -----------  -----------  -----------
Interest rate swap fair value              $(12,847)    $(11,050)     $(9,549)


Note 7 - Stock-based Compensation

In 2004, our shareholders approved the 2004 Equity Incentive Plan. We currently grant stock options, performance share units and common shares under this plan.

STOCK OPTIONS
-------------
As of April 29, 2006, we have options outstanding under three stock option plans (collectively, the "Nordstrom, Inc. Plans"). Options vest over periods ranging from four to eight years, and expire ten years after the date of grant. A summary of stock option activity under the Nordstrom, Inc. Plans during the quarter ended April 29, 2006 is presented below:

                                              For the first quarter
                                   -----------------------------------------
                                          2006                    2005
                                   -----------------       -----------------
                                           Weighted                Weighted
                                             Average                 Average
                                            Exercise                Exercise
                                   Shares      Price       Shares      Price
                                   ------   --------       ------   --------
Outstanding, beginning of year     14,344        $15       18,320        $13

Granted                             1,939         40        2,564         26
Exercised                          (1,369)        14       (3,066)        13
Cancelled                            (251)        24         (393)        15
                                   ------   --------       ------   --------
Outstanding, end of period         14,663        $19       17,425        $15
                                   ======   ========       ======   ========

Annual stock option awards to employees, which are approved by the Compensation Committee of the Company's Board of Directors in February each year, provide our leaders with the opportunity for financial rewards when the Company's stock price increases. The awards are determined based upon a percentage of the leaders' base salary and the fair value of the stock options, which is estimated using an option pricing model. The fair value per stock option was $16 in 2006 (using a Binomial Lattice option valuation model) and $10 in 2005 (using the Black-Scholes option valuation model.) We awarded stock options to 1,235 employees in the first quarter of 2006 and 1,207 employees in the first quarter of 2005.


                                   13 of 27

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar and share amounts in thousands except per share and per option amounts
                                 (unaudited)

Note 7 - Stock-based Compensation (Cont.)

The total intrinsic value of options exercised during the quarters ended April 29, 2006 and April 30, 2005 was $33,801 and $38,720. The total fair value of stock options vested during the quarters ended April 29, 2006 and April 30, 2005 was $29,860 and $26,608. As of April 29, 2006, the total unrecognized stock-based compensation expense related to nonvested stock options was $60,073, which is expected to be recognized over a weighted average period of approximately 33 months. The aggregate intrinsic value of options outstanding as of April 29, 2006 was $290,198.

The following table summarizes information about stock options outstanding for the Nordstrom, Inc. Plans as of April 29, 2006:

                       Options Outstanding             Options Exercisable
---------    ---------------------------------------  ----------------------
                      Weighted-           Weighted-              Weighted-
Range of              Average Remaining   Average                Average
Exercise              Contractual         Exercise               Exercise
Prices        Shares  Life (Years)        Price       Shares     Price
---------     ------  -----------------   --------    ------     ----------
$8.03-$8.99    3,525           6                $9     2,473             $9
$9.00-$12.99   3,355           5                12     3,307             12
$13.00-$19.99  3,673           6                18     2,148             18
$20.00-$40.27  4,110           9                33       509             26
              ------  -----------------   --------    ------     ----------
              14,663           7               $19     8,437            $13
              ======  =================   ========    ======     ==========

PERFORMANCE SHARE UNITS
-----------------------
We grant performance share units to align the performance of our senior management with our shareholder returns. These units vest at the end of a three year period. Employees do not pay any monetary consideration and may elect to exchange each unit earned for one share of stock or the cash equivalent. As a result, these units are classified as a liability award.
The number of units earned is determined by the performance of our stock price and dividend payments relative to a pre-defined group of retail peers over the three-year period and can be adjusted from 0% to 125% of the number of units granted. As of April 29, 2006, the unvested performance share units granted in 2004 and 2005 have been adjusted to 125% of the units granted, while the units granted in 2006 are adjusted to 0%. At the beginning of the quarter ended April 29, 2006, 413 units were unvested. During the first quarter of 2006, 63 units were granted and 217 units vested, resulting in an ending balance of 259 units as of April 29, 2006.

We record compensation expense over the performance period at the fair value of the stock at the end of each reporting period based on the vesting percentages on those dates. Total stock-based compensation expense related to performance share units for the quarters ended April 29, 2006 and April 30, 2005 was $114 and $1,043. At the end of April 29, 2006 and April 30, 2005,
our liabilities included $5,732 and $6,298 for the unvested units. As of April 29, 2006, the total unrecognized stock-based compensation expense related to nonvested performance share units was $3,612, which is expected to be recognized over a weighted average period of 16 months.





                                   14 of 27

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar and share amounts in thousands except per share and per option amounts
                                 (unaudited)

Note 7 - Stock-based Compensation (Cont.)

The following table summarizes the information for performance share units that vested during the period:

                                                            Quarter Ended
                                                      ------------------------
                                                       April 29,     April 30,
                                                         2006          2005
                                                      -----------  -----------
Number of performance share units vested                      217          337
Total fair value of performance share units vested        $11,310      $10,159
Total amount of performance share units settled for
  cash                                                     $5,982       $1,836

NONEMPLOYEE DIRECTOR STOCK INCENTIVE PLAN
-----------------------------------------
The Nonemployee Director Stock Incentive Plan authorizes the grant of stock awards to nonemployee directors. These awards may be deferred or issued in the form of restricted or unrestricted stock, nonqualified stock options or stock appreciation rights. No significant awards were granted in the first quarter of 2006 under this plan.

EMPLOYEE STOCK PURCHASE PLAN
----------------------------
We offer an Employee Stock Purchase Plan as a benefit to our employees. Employees may make payroll deductions of up to ten percent of their base and bonus compensation. At the end of each six-month offering period, participants may purchase shares of our common stock at 90% of the fair market value on the last day of each offer period. Beginning in 2006, we recognize stock-based compensation expense related to the ESPP, as our purchase discount exceeded the amount allowed under SFAS No. 123(R) for non-compensatory treatment. We record compensation expense over the purchase period at the fair value of the ESPP at the end of each reporting period.

We issued 237 shares under this plan in the first quarter of 2006. As of April 29, 2006 and April 30, 2005, we had current liabilities of $1,587 and $1,352 for the purchase of shares in the future.






















                                   15 of 27

                       NORDSTROM, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Dollar and share amounts in thousands except per share and per option amounts
                                 (unaudited)

Note 8 - Segment Reporting

The following tables set forth the information for our reportable segments and a reconciliation to the consolidated totals:

Quarter ended               Retail
April 29, 2006              Stores      Credit     Direct       Other   Eliminations       Total
------------------------------------------------------------------------------------------------
Net sales               $1,654,424           -   $109,602     $23,197              -  $1,787,223
Intersegment revenues            -      $8,333          -           -        $(8,333)          -
Interest expense, net            -      (6,582)         -      (4,169)             -     (10,751)
Other income including
  finance charges, net      (1,793)     57,557       (149)     (1,777)             -      53,838
Earnings before tax
  expense                  237,057      17,687     25,221     (66,878)             -     213,087
Total assets             2,378,500   1,140,221     90,574   1,177,344              -   4,786,639

Quarter ended               Retail
April 30, 2005              Stores      Credit     Direct       Other   Eliminations       Total
-------------------------------------------------------------------------------------------------
Net sales               $1,526,586           -   $104,412     $23,476              -  $1,654,474
Intersegment revenues            -      $7,894          -           -        $(7,894)          -
Interest expense, net            -      (6,237)         -      (6,402)             -     (12,639)
Other income including
  finance charges, net      (1,841)     50,029        (19)     (5,437)             -      42,732
Earnings before tax
  Expense                  207,767      11,593     17,797     (64,177)             -     172,980
Total assets             2,413,636   1,021,194    110,760   1,074,017              -   4,619,607

As of April 29, 2006, January 28, 2006, and April 30, 2005, Retail Stores assets included $8,462 of goodwill, Direct assets included $15,716 of goodwill and Other assets included $27,536 of goodwill and $84,000 of tradename.

The segment information for 2005 has been adjusted from our previous disclosures as we now reflect Faconnable, Nordstrom Product Group and the distribution network in "Other"; also, beginning in September 2005, we changed our internal method for recognizing returns of Direct sales at Retail Stores. Previously, these returns were recognized in the Direct segment and now they are recognized in the Retail Store segment.

Note 9 - Supplementary Cash Flow Information

                                                           Quarter Ended
                                                      ------------------------
                                                        April 29,    April 30,
                                                          2006         2005
                                                      -----------  -----------
Cash paid during the quarter for:
  Interest (net of capitalized interest)                 $ 15,527     $ 15,519
  Income taxes                                             95,141       80,498

Note 10 - Litigation

We are involved in routine claims, proceedings, and litigation arising from the normal course of our business. We do not believe any such claim, proceeding or litigation, either alone or in aggregate, will have a material impact on our results of operations, financial position, or liquidity.

Note 11 - Subsequent Event

In May 2006, our Board of Directors authorized a $1,000,000 share repurchase program. The shares are expected to be acquired through open market transactions during the next 18 to 36 months. The actual number and timing of share repurchases will be subject to market conditions and applicable SEC rules. The prior $500,000 repurchase program, which was started in February 2005, was completed during the first quarter of 2006.

                                   16 of 27

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollar amounts in millions except per share amounts)

The following discussion should be read in conjunction with the Management's Discussion and Analysis section of our 2005 Annual Report.

RESULTS OF OPERATIONS
---------------------

Overview
--------
                                                           First Quarter
                                                        -------------------
                                                           2006      2005
                                                        --------   --------
Net earnings                                              $131.2     $104.5
Net earnings as a percentage of net sales                   7.3%       6.3%
Diluted earnings per share                                 $0.48      $0.38

Continued sales growth, stable gross margin and selling cost rates, and leverage of fixed costs delivered net earnings growth of 25.5% in the first quarter of 2006 compared to the same period in 2005. Key highlights include:

- Same-store sales increased 5.4 percent for the quarter. Sales momentum continued across all of our retail sales channels. Merchandise divisions with sales performance above the Company's average were accessories, cosmetics and men's apparel.

- Gross profit as a percentage of net sales (gross profit rate), increased
  40 basis points. Better than plan sales resulted in incremental leverage on buying and occupancy expenses, while overall merchandise margin remained flat versus last year.

- For the quarter, variable expenses moved in-line with our sales growth, while we leveraged our fixed costs, delivering a 48 basis point reduction in selling, general and administrative expenses as a percentage of net sales (SG&A rate). This is the third consecutive year that our SG&A rate decreased in the first quarter.

- We adopted SFAS No. 123(R) "Share-Based Payment," and as a result we recorded compensation expense of $2.7 in buying and occupancy costs, and $4.4 in selling, general and administrative expenses.

Net Sales
---------
                                                          First Quarter
                                                        -------------------
                                                           2006      2005
                                                        --------   --------
Net sales                                               $1,787.2   $1,654.5
Net sales increase                                          8.0%       7.7%
Same-store sale increase                                    5.4%       6.2%

Total net sales increased 8.0% for the quarter over the same period in the prior year, primarily due to same-store sales increases. Same-store sales increased 5.4% for the quarter over the same period in the prior year. For the quarter, sales momentum continued across all of our retail sales channels.

In our Full-Line stores, our accessories, cosmetics and men's apparel merchandise categories experienced the largest same-store sales increases. Our women's apparel merchandise category had same-store sales decreases.



                                   17 of 27

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.) (Dollar amounts in millions except per share amounts)

In addition, total net sales benefited from the four Full-Line stores opened since the first quarter of 2005. These four stores increased our retail square footage by 3% compared to last year.


Gross Profit
------------
                                                          First Quarter
                                                        -------------------
                                                           2006      2005
                                                        --------   --------
Gross profit                                              $664.2     $608.3
Gross profit rate                                          37.2%      36.8%
Average inventory per square foot                         $52.45     $53.43
Inventory turnover                                          4.77       4.48

Compared to the same period last year, our gross profit rate improved 40 basis points for the quarter ended April 29, 2006. This performance was due to leverage on buying and occupancy expenses from better than planned sales. Our merchandise margin was flat compared to the prior year. Our buying expense this quarter included $2.7 of costs for stock options awarded primarily to our merchants; these costs had a 15 basis point impact on our gross profit rate. Our inventory levels increased in-line with our sales performance. Our rolling four quarter average inventory turnover rate improved to 4.77 at April 2006 from 4.48 at April 2005, indicating that our merchandising processes have continued to improve.


Selling, General and Administrative Expenses
--------------------------------------------
                                                          First Quarter
                                                        -------------------
                                                           2006      2005
                                                        --------   --------
Selling, general and administrative expenses              $494.2     $465.4
SG&A rate                                                  27.7%      28.1%

Compared to the same period last year, our SG&A rate improved 48 basis points for the quarter ended April 29, 2006. The quarter to date performance resulted primarily from leverage on better than plan sales. We continued to control and leverage our general and administrative expenses, especially non-selling labor. Our selling, general and administrative expense this quarter included $4.4 of costs for stock options awarded to our store operations, business unit and corporate service center leaders; these costs had a 25 basis point impact on our SG&A rate.


Interest Expense, net
---------------------
Interest expense, net decreased by $1.9 to $10.8 for the quarter ended April 29, 2006 compared to the same period in 2005. The decrease is primarily due to increased interest income from higher cash balances.









                                   18 of 27

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.) (Dollar amounts in millions except per share amounts)

Other Income Including Finance Charges, net
-------------------------------------------
                                                          First Quarter
                                                        -------------------
                                                           2006      2005
                                                        --------   --------
Other income including finance charges, net                $53.8      $42.7
Other income including finance charges, net as a
  Percentage of net sales                                   3.0%       2.6%

Other income including finance charges, net increased by $11.1 to $53.8 for the quarter ended April 29, 2005. The increase is primarily due to growth in our co-branded Nordstrom VISA credit card program.

Seasonality
------------
Our business, like that of other retailers, is subject to seasonal fluctuations. Our Anniversary Sale in July and the holidays in December typically result in higher sales in the second and fourth quarters of our fiscal years. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

Return on Invested Capital (ROIC) (Non-GAAP financial measure)
--------------------------------------------------------------
In the past two years, we have incorporated Return on Invested Capital (ROIC) into our key financial metrics, and since 2005 used it as an executive bonus measure. Overall performance as measured by ROIC correlates directly to shareholders' return over the long-term. For the last 12 months ended April 29, 2006, we improved our ROIC to 17.5% compared to 13.7% for the 12 months ended April 30, 2005. Our ROIC improved primarily from increased earnings before interest and taxes. See our GAAP ROIC reconciliation on page 20. The closest GAAP measure is return on assets, which improved to 11.9% from 9.2% for the last 12 months ended April 29, 2006 compared to the 12 months ended April 30, 2005.

We define ROIC as follows:


         Net Operating Profit after Taxes (NOPAT)
ROIC =   ----------------------------------------
                Average Invested Capital

Numerator = NOPAT                 Denominator = Average Invested Capital

Net earnings                      Average total assets
+ Income tax expense              - Average non-interest-bearing current
+ Interest expense, net             liabilities
-----------------------------     - Average deferred property
= EBIT                              incentives
                                  + Average estimated asset base of
+ Rent expense                      capitalized operating leases
- Estimated depreciation on       -------------------------------------
  capitalized operating leases    = Average invested capital
-----------------------------     ======================================
= Net operating profit
- Estimated income tax expense
-----------------------------
= NOPAT
=============================

                                   19 of 27

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.) (Dollar amounts in millions except per share amounts)

A reconciliation of our return on assets to ROIC is as follows:

                                                          12 months ended
                                                        --------------------
                                                        April 29,  April 30,
                                                          2006       2005
                                                        --------   --------
Net earnings                                              $578.0     $429.3
Add: income tax expense                                    347.3      278.4
Add: interest expense, net                                  43.4       53.4
                                                        --------   --------
Earnings before interest and taxes                         968.7      761.1

Add:  rent expense                                          44.3       52.6
Less: estimated depreciation on
  capitalized operating leases(1)                          (23.6)     (28.1)
                                                        --------   --------
Net operating profit                                       989.4      785.6
Estimated income tax expense                              (371.7)    (307.5)
                                                        --------   --------
Net operating profit after tax                            $617.7     $478.1
                                                        ========   ========

Average total assets(2)                                 $4,841.2   $4,687.3
Less: average non-interest-bearing
  current liabilities(3)                                (1,331.6)  (1,259.4)
Less: average deferred property incentives(2)             (363.9)    (384.5)
Add:  average estimated asset base of
  capitalized operating leases(4)                          379.0      442.1
                                                        --------   --------
Average invested capital                                $3,524.7   $3,485.5
                                                        ========   ========

Return on Assets                                           11.9%       9.2%
ROIC                                                       17.5%      13.7%

(1) Depreciation based upon estimated asset base of capitalized operating leases as described in Note 4 below.
(2) Based upon the trailing 12-month average.
(3) Based upon the trailing 12-month average for accounts payable, accrued salaries, wages and related benefits, other current liabilities and income taxes payable.
(4) Based upon the trailing 12-month average of the monthly asset base which is calculated as the trailing 12 months rent expense multiplied by 8.

















                                   20 of 27

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.) (Dollar amounts in millions except per share amounts)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
We started 2006 with a cash balance above our operating needs due to the increase in our net earnings in 2005, and in the first quarter we used this extra cash to repurchase $212.9 of our outstanding common stock. In the first quarter of 2005, we repurchased $47.7 of our outstanding common stock. The significant increase in our common stock repurchase caused our cash balance to decrease in the first quarter of 2006 by $201.3; over the same period in the prior year, our cash balance decreased $44.9.

Operating Activities
--------------------
Net cash flow from operating activities decreased by $12.5 to $28.8 in 2006 primarily due to the change in the classification of the reduction in our tax obligation for stock-based payment arrangements from operating activities to financing activities as a result of the adoption of SFAS No. 123(R), "Share-Based Payment."

Investing Activities
--------------------
We have had two principal types of investing activities in the past two years: capital expenditures and short-term investments. Our capital expenditures have decreased slightly in 2006 as a result of the timing of our new store openings and remodels.

In March 2006, we opened one Full-Line store in Palm Beach Gardens, Florida. We are scheduled to relocate our Topanga Full-Line store in Canoga Park, California and open one Nordstrom Rack store in San Marcos, California in the fall of 2006, increasing our estimated gross square footage 1.0% from 20,070,000 at the beginning of 2006 to 20,298,000 by the end of 2006.

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

Financing Activities
--------------------
Net cash used in financing activities increased to $204.6 in 2006 from $20.5 in 2005, primarily due to increased repurchases of our outstanding common stock.

In February 2005, our Board of Directors authorized $500.0 of share repurchases. In the first quarter of 2006, we repurchased 5.3 million shares for $212.9 at an average price of $40.11 per share. This repurchase utilized the remaining share authorization.

We entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. in September 2005 to repurchase shares of our common stock for an aggregate purchase price of $100.0. In the first quarter of 2006, the accelerated share repurchase agreement was completed; in total, we purchased
2.7 million shares of our common stock at $37.12 per share under this agreement.





                                   21 of 27

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.) (Dollar amounts in millions except per share amounts)


Liquidity
---------
We maintain a level of liquidity to allow us to cover our seasonal cash needs and to minimize our need for short-term borrowings. We believe that our operating cash flows, existing cash and available credit facilities are sufficient to finance our cash requirements for the next 12 months. In October 2006, we will repay our $300.0 of 4.82% Private Label Securitization debt. In the second quarter of 2006, we will begin to fund this debt repayment via a sinking fund. We expect to utilize our existing borrowing capacity and additional borrowing capacity to finance this debt repayment. In April 2007, the off-balance sheet 2002 Class A & B Notes of $200.0 will be due; these Notes are secured by the co-branded Nordstrom VISA credit card balances. We are evaluating alternatives to combine these charge card securitizations in the first half of 2007.

In May 2006, our Board of Directors authorized a $1,000.0 share repurchase program. The shares are expected to be acquired through open market transactions during the next 18 to 36 months.

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

CRITICAL ACCOUNTING POLICIES
----------------------------
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.
We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies and methodologies in 2006 are consistent with those discussed in our 2005 Annual Report on Form 10-K.





















                                   22 of 27

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.) (Dollar amounts in millions except per share amounts)

FORWARD-LOOKING INFORMATION CAUTIONARY STATEMENT
------------------------------------------------
Certain statements in the preceding disclosures contain "forward-looking" statements (as defined in the Private Securities Litigation Reform
Act of 1995) that involve risks and uncertainties, including anticipated financial results, use of cash and liquidity, store openings and trends in our operations. Actual future results and trends may differ materially from historical results or current expectations depending upon various factors including, but not limited to:

 - the impact of economic and competitive market forces,
 - the impact of terrorist activity or war on our customers and the retail industry,
 - our ability to predict fashion trends,
 - consumer apparel buying patterns,
 - trends in personal bankruptcies and bad debt write-offs,
 - changes in interest rates,
 - employee relations,
 - our ability to continue and control our expansion, remodel and investment plans,
 - changes in government or regulatory requirements,
 - our ability to control costs,
 - weather conditions, and
 - hazards of nature.

These and other factors could affect our financial results and trends and cause actual results and trends to differ materially from those contained in any forward-looking statements we may make. As a result, while we believe there is a reasonable basis for the forward-looking statements, you should not place undue reliance on those statements. We undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances. This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We discussed our interest rate risk and our foreign currency exchange risk in
Item 7A of our 2005 Annual Report on Form 10-K. There has been no material change to these risks since that time.


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

                                   23 of 27

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------
Cosmetics
---------

We were originally named as a defendant along with other department store and specialty retailers in nine separate but virtually identical class action lawsuits filed in various Superior Courts of the State of California in May, June and July 1998 that were consolidated in Marin County Superior Court. In May 2000, plaintiffs filed an amended complaint naming a number of manufacturers of cosmetics and fragrances and two other retailers as additional defendants. Plaintiffs' amended complaint alleged that the retail price of the "prestige" or "Department Store" cosmetics and fragrances sold in department and specialty stores was collusively controlled by the retailer and manufacturer defendants in violation of the Cartwright Act and the California Unfair Competition Act.

Plaintiffs sought treble damages and restitution in an unspecified amount, attorneys' fees and prejudgment interest, on behalf of a class of all California residents who purchased cosmetics and fragrances for personal use from any of the defendants during the four years prior to the filing of the original complaints.

While we believe that the plaintiffs' claims are without merit, we entered into a settlement agreement with the plaintiffs and the other defendants on July 13, 2003 in order to avoid the cost and distraction of protracted litigation. In furtherance of the settlement agreement, the case was re-filed in the United States District Court for the Northern District of California on behalf of a class of all persons who currently reside in the United States and who purchased "Department Store" cosmetics and fragrances from the defendants during the period May 29, 1994 through July 16, 2003. The Court gave preliminary approval to the settlement, and a summary notice of class certification and the terms of the settlement were disseminated to class members. On March 30, 2005, the Court entered a final judgment approving the settlement and dismissing the plaintiffs' claims and the claims of all class members with prejudice, in their entirety. On April 29, 2005, two class members who had objected to the settlement filed notices of appeal from the Court's final judgment to the United States Court of Appeals for the Ninth Circuit. One of the objectors has since dropped her appeal, but the other filed her appeal brief on March 20, 2006. Plaintiffs' and defendants' briefs were filed on May 25, 2006. It is uncertain when the appeals will be resolved, but the appeal process could take as much as another year or more. If the Court's final judgment approving the settlement is affirmed on appeal, or the appeals are dismissed, the defendants will provide class members with certain free products with an estimated retail value of $175 million and pay the plaintiffs' attorneys' fees, awarded by the Court, of $24 million. Our share of the cost of the settlement will not have a material adverse effect on our financial condition, results of operations or cash flows.

Other
-----
We are involved in routine claims, proceedings, and litigation arising from the normal course of our business. We do not believe any such claim, proceeding or litigation, either alone or in aggregate will have a material impact on our results of operations, financial position, or liquidity.








                                   24 of 27

Item 1A. Risk Factors
---------------------
In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended January 28, 2006. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

 (c)  Repurchases
     -----------

(dollars in millions, except per share amounts)
             Total                     Total Number          Maximum Number (or
             Number of     Average     of Shares (or Units)  Approximate Dollar Value)
             Shares        Price Paid  Purchased as Part of  of Shares (or Units) that
            (or Units)     Per Share   Publicly Announced    May Yet Be Purchased Under
             Purchased    (or Units)   Plans or Programs     the Plans or Programs (2)
           ----------    ----------  --------------------  --------------------------
Feb. 2006      25,601 (1)    $37.99                25,000                      $212.0
(1/29/06 to
2/25/06)
           ----------    ----------  --------------------  --------------------------
Mar. 2006   5,282,904        $40.12             5,282,904                      $  0.0
(2/26/06 to
4/1/06)
           ----------    ----------  --------------------  --------------------------
Apr. 2006          -             -                      -                      $  0.0
(4/2/06 to
4/29/06)
           ----------    ----------  --------------------  --------------------------

Total       5,308,505        $40.11             5,307,904                      $  0.0
          ----------    ----------  --------------------  --------------------------

(1) Included in this balance are 601 shares that were not redeemed as part of a publicly announced repurchase plan or program. These shares were tendered by an employee to Nordstrom for tax withholding purposes.

(2) In February 2005, the Board of Directors authorized $500.0 of share repurchases. In the first quarter of 2006, we repurchased 5.3 million shares for $212.9 at an average price of $40.11 per share. This repurchase utilized the remaining share authorization.

We entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. in September 2005 to repurchase shares of our common stock for an aggregate purchase price of $100.0. In the first quarter of 2006, the accelerated share repurchase agreement was completed; in total, we purchased
2.7 million shares of our common stock at $37.12 per share under this agreement.


Item 6.  Exhibits
-----------------
Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on page 27 hereof.







                                   25 of 27





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


Date:  June 6, 2006
       ------------














































                                   26 of 27

NORDSTROM INC. AND SUBSIDIARIES

Exhibit Index
Exhibit                                    Method of Filing
-------                                    ----------------

3.2   Bylaws, as amended and restated on   Incorporated by reference from the
       May 23, 2006                        Registrant's Form 8-K filed on
                                           May 30, 2006, Exhibit 3.1

10.1  Summary of named executive officer   Incorporated by reference from the
       compensation                        Registrant's Form 8-K filed on
                                           February 28, 2006

10.2  Form of 2006 Performance Share Unit  Incorporated by reference from the
       Notice and Performance Share Unit   Registrant's Form 8-K filed on
       Award Agreement                     February 28, 2006, Exhibit 10.1

10.3  Summary of named executive officer   Incorporated by reference from the
       bonus arrangements                  Registrant's Form 8-K filed on
                                           May 2, 2006

10.4  Nordstrom, Inc. Employee Stock       Incorporated by reference from the
       Purchase Plan (2006 Restatement)    Registrant's definitive proxy
                                           statement on Schedule 14A filed
                                           with the Commission on April
                                           13, 2006

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
























                                   27 of 27