Form 10-Q
period 2006-07-29
NORDSTROM INC
filed 2006-08-31
CIK 72333

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-15059
NORDSTROM, INC.
(Exact name of Registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-0515058 (IRS employer Identification No.)

1617 Sixth Avenue, Seattle, Washington (Address of principal executive offices)	98101 (Zip code)
206-628-2111
(Registrant’s telephone number, including area code)
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Common stock outstanding as of August 17, 2006: 256,621 shares of common stock (in thousands).

NORDSTROM, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands except per share amounts and percentages)
(Unaudited)

	Quarter Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Net sales	$2,270,468	$2,106,438	$4,057,691	$3,760,912
Cost of sales and related buying and occupancy costs	(1,446,633)	(1,347,515)	(2,569,636)	(2,393,680)

Gross profit	823,835	758,923	1,488,055	1,367,232
Selling, general and administrative expenses	(579,552)	(551,196)	(1,073,772)	(1,016,618)

Operating income	244,283	207,727	414,283	350,614
Interest expense, net	(12,783)	(10,904)	(23,534)	(23,543)
Other income including finance charges, net	60,851	44,970	114,689	87,702

Earnings before income tax expense	292,351	241,793	505,438	414,773
Income tax expense	(113,597)	(92,875)	(195,453)	(161,317)

Net earnings	$178,754	$148,918	$309,985	$253,456

Basic earnings per share	$0.68	$0.54	$1.17	$0.93
Diluted earnings per share	$0.67	$0.53	$1.15	$0.91

Basic shares	261,512	273,379	264,501	273,225
Diluted shares	266,226	279,169	269,556	278,832

(% of Net Sales)	Quarter Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and related buying and occupancy costs	(63.7%)	(64.0%)	(63.3%)	(63.6%)

Gross profit	36.3%	36.0%	36.7%	36.4%
Selling, general and administrative expenses	(25.5%)	(26.2%)	(26.5%)	(27.0%)

Operating income	10.8%	9.9%	10.2%	9.3%
Interest expense, net	(0.6%)	(0.5%)	(0.6%)	(0.6%)
Other income including finance charges, net	2.7%	2.1%	2.8%	2.3%

Earnings before income tax expense	12.9%	11.5%	12.5%	11.0%
Income tax expense (as a % of earnings before income tax expense)	(38.9%)	(38.4%)	(38.7%)	(38.9%)

Net earnings	7.9%	7.1%	7.6%	6.7%

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	July 29, 2006	January 28, 2006	July 30, 2005
Assets
Current assets:
Cash and cash equivalents	$280,197	$462,656	$462,875
Short-term investments	—	54,000	34,000
Accounts receivable, net	712,166	639,558	701,882
Investment in asset backed securities	354,348	561,136	515,596
Merchandise inventories	1,026,287	955,978	989,365
Current deferred tax assets	165,298	145,470	140,745
Prepaid expenses and other	67,452	55,359	50,101
Restricted cash	150,000	—	—

Total current assets	2,755,748	2,874,157	2,894,564

Land, buildings and equipment (net of accumulated depreciation of $2,669,980, $2,549,559 and $2,444,359)	1,750,304	1,773,871	1,771,492
Goodwill	51,714	51,714	51,714
Acquired tradename	84,000	84,000	84,000
Other assets	150,911	137,607	114,643

Total assets	$4,792,677	$4,921,349	$4,916,413

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$725,675	$540,019	$714,429
Accrued salaries, wages and related benefits	220,026	285,982	226,307
Other current liabilities	378,682	409,076	365,569
Income taxes payable	120,074	81,617	107,713
Current portion of long-term debt	307,463	306,618	4,840

Total current liabilities	1,751,920	1,623,312	1,418,858

Long-term debt, net	624,861	627,776	923,952
Deferred property incentives, net	356,111	364,382	355,197
Other liabilities	215,425	213,198	199,724
Shareholders’ equity:
Common stock, no par value: 1,000,000 shares authorized; 256,500, 269,549 and 273,683 shares issued and outstanding	751,281	685,934	646,684
Unearned stock compensation	—	(327)	(550)
Retained earnings	1,095,181	1,404,366	1,365,888
Accumulated other comprehensive (loss) earnings	(2,102)	2,708	6,660

Total shareholders’ equity	1,844,360	2,092,681	2,018,682

Total liabilities and shareholders’ equity	$4,792,677	$4,921,349	$4,916,413

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands except per share amounts)
(Unaudited)

					Accumulated
					Other
			Unearned		Comprehensive
	Common Stock		Stock	Retained	(Loss)
	Shares	Amount	Compensation	Earnings	Earnings	Total

Balance at January 28, 2006	269,549	$685,934	$(327)	$1,404,366	$2,708	$2,092,681
Net earnings	—	—	—	309,985	—	309,985
Other comprehensive earnings:
Foreign currency translation adjustment	—	—	—	—	1,175	1,175
Fair value adjustment to investment in asset backed securities, net of tax of $3,711	—	—	—	—	(5,985)	(5,985)

Comprehensive net earnings	—	—	—	—	—	305,175
Cash dividends paid ($0.21 per share)	—	—	—	(56,249)	—	(56,249)
Issuance of common stock for:
Stock option plans	1,820	42,595	—	—	—	42,595
Employee stock purchase plan	237	8,568	—	—	—	8,568
Other	14	161	327	—	—	488
Stock-based compensation	—	14,023	—	—	—	14,023
Repurchase of common stock	(15,120)	—	—	(562,921)	—	(562,921)

Balance at July 29, 2006	256,500	$751,281	—	$1,095,181	$(2,102)	$1,844,360

					Accumulated
			Unearned		Other
	Common Stock		Stock	Retained	Comprehensive
	Shares	Amount	Compensation	Earnings	Earnings	Total

Balance at January 29, 2005	271,331	$552,655	$(299)	$1,227,303	$9,335	$1,788,994
Net earnings	—	—	—	253,456	—	253,456
Other comprehensive earnings:
Foreign currency translation adjustment	—	—	—	—	(1,743)	(1,743)
Fair value adjustment to investment in asset backed securities, net of tax of $596	—	—	—	—	(932)	(932)

Comprehensive net earnings	—	—	—	—	—	250,781
Cash dividends paid ($0.15 per share)	—	—	—	(40,994)	—	(40,994)
Issuance of common stock for:
Stock option plans	4,389	81,439	—	—	—	81,439
Employee stock purchase plan	532	9,484	—	—	—	9,484
Other	124	3,106	(251)	—	—	2,855
Repurchase of common stock	(2,693)	—	—	(73,877)	—	(73,877)

Balance at July 30, 2005	273,683	$646,684	$(550)	$1,365,888	$6,660	$2,018,682

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	July 29, 2006	July 30, 2005
Operating Activities
Net earnings	$309,985	$253,456
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of buildings and equipment	138,632	137,436
Amortization of deferred property incentives and other, net	(16,280)	(15,664)
Stock-based compensation expense	14,083	7,474
Deferred income taxes, net	(31,632)	2,420
Tax benefit from stock-based payments	18,092	26,872
Excess tax benefit from stock-based payments	(15,109)	—
Provision for bad debt expense	6,448	10,064
Change in operating assets and liabilities:
Accounts receivable	(78,971)	(67,230)
Investment in asset backed securities	200,803	(94,112)
Merchandise inventories	(79,747)	(71,717)
Prepaid expenses	(11,809)	(71)
Other assets	(1,262)	(1,936)
Accounts payable	192,158	191,087
Accrued salaries, wages and related benefits	(64,777)	(67,260)
Other current liabilities	(29,356)	(938)
Income taxes payable	38,457	(7,842)
Property incentives	8,866	21,613
Other liabilities	974	15,959

Net cash provided by operating activities	599,555	339,611

Investing Activities
Capital expenditures	(115,720)	(131,384)
Proceeds from sale of assets	128	—
Purchases of short-term investments	(109,550)	(289,500)
Sales of short-term investments	163,550	297,325
Increase in restricted cash	(150,000)	—
Other, net	(2,820)	(139)

Net cash used in investing activities	(214,412)	(123,698)

Financing Activities
Principal payments on long-term debt	(2,312)	(98,650)
Increase in cash book overdrafts	5,604	35,633
Proceeds from exercise of stock options	24,700	55,413
Proceeds from employee stock purchase plan	8,370	8,640
Excess tax benefit from stock-based payments	15,109	—
Cash dividends paid	(56,249)	(40,994)
Repurchase of common stock	(562,921)	(73,913)
Other, net	97	210

Net cash used in financing activities	(567,602)	(113,661)

Net (decrease) increase in cash and cash equivalents	(182,459)	102,252
Cash and cash equivalents at beginning of period	462,656	360,623

Cash and cash equivalents at end of period	$280,197	$462,875

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006. The same accounting policies are followed for preparing quarterly and annual financial information. All adjustments necessary for the fair presentation of the results of operations, financial position and cash flows have been included and are of a normal, recurring nature.
Our business, like that of other retailers, is subject to seasonal fluctuations. Our Anniversary Sale in July and the holidays in December typically result in higher sales in the second and fourth quarters of our fiscal years. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.
Similar to many retailers, this year we will have an extra week — a 53rd week. This week will be reported in the fourth quarter, which will have 14 weeks instead of the normal 13 weeks.
Accounting Policies
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. With the exception of our adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” in the beginning of the first quarter of 2006, our accounting policies and methodologies in 2006 are consistent with those discussed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.
Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The provisions of FIN 48 are effective for us as of the beginning of our 2007 fiscal year. We are currently evaluating the impact of adopting FIN 48 on our financial statements.
Stock-Based Compensation
Prior to the adoption of SFAS No. 123(R), we applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” to measure compensation costs for our stock-based compensation programs. Under APB No. 25, we recorded no compensation expense for stock options granted to employees and directors because the options’ strike price was equal to the closing market price of our common stock on the grant date. Also, through 2005 we recorded no compensation expense in connection with our Employee Stock Purchase Plan (ESPP). Through 2005, we presented the effect on net earnings and earnings per share of the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” in the Notes to Condensed Consolidated Financial Statements.
Effective January 29, 2006, we adopted SFAS No. 123(R), which requires us to measure the cost of employee and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The costs are recognized over the period during which an employee is required to provide services in exchange for the award.

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
We recognize stock-based compensation expense on a straight-line basis over the requisite service period. The following table summarizes our stock-based compensation expense (earnings):

	Quarter Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Stock options	$6,352	—	$12,992	—
Employee Stock Purchase Plan	471	—	959	—
Performance share units	(829)	$5,527	(715)	$6,570
Other	753	519	847	904

Total stock-based compensation expense before income tax benefit	6,747	6,046	14,083	7,474
Income tax benefit	(2,429)	(2,352)	(5,068)	(2,907)

Total stock-based compensation expense, net of income tax benefit	$4,318	$3,694	$9,015	$4,567

The stock-based compensation expense before income tax benefit was recorded in our condensed consolidated statements of earnings as follows:

	Quarter Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Cost of sales and related buying and occupancy costs	$2,628	—	$5,351	—
Selling, general and administrative expenses	4,119	$6,046	8,732	$7,474

Total stock-based compensation expense before income tax benefit	$6,747	$6,046	$14,083	$7,474

We adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, the stock-based compensation expense recognized in the current period includes the expense for stock options granted after January 29, 2006. The stock-based compensation expense also includes the expense for options granted prior to, but not vested as of January 29, 2006 based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123. In addition, we recognized stock-based compensation expense related to our ESPP, as our 10% purchase discount exceeds the amount allowed under SFAS No. 123(R) for non-compensatory treatment. As provided for under the modified prospective method, we have not restated our results for prior periods. The incremental stock-based compensation expense upon adoption of SFAS No. 123(R) for the quarter ended July 29, 2006 was $6,823 ($4,365 net of tax), or $0.02 per basic share and $0.01 per diluted share. For the six months ended July 29, 2006, the incremental stock-based compensation expense was $13,951 ($8,933 net of tax), or $0.03 per basic and diluted share. We expect to record $26,960 in incremental stock-based compensation expense for the year ended February 3, 2007, representing approximately $0.06 per diluted share.
Prior to the adoption of SFAS No. 123(R), we presented all tax benefits resulting from the exercise of stock options and ESPP as operating cash inflows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those awards to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from stock-based payments” in the condensed consolidated statement of cash flows and was $15,109 for the six months ended July 29, 2006.

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” in 2005:

	Quarter Ended	Six Months Ended
	July 30, 2005	July 30, 2005
Net earnings, as reported	$148,918	$253,456
Add: stock-based compensation expense included in reported net earnings, net of tax	3,696	4,567
Deduct: stock-based compensation expense determined under fair value, net of tax	(7,911)	(13,628)

Pro forma net earnings	$144,703	$244,395

Earnings per share:
Basic — as reported	$0.54	$0.93
Diluted — as reported	$0.53	$0.91

Basic — pro forma	$0.53	$0.89
Diluted — pro forma	$0.52	$0.88

In 2005, we used the Black-Scholes option valuation model to estimate the fair value of the stock options under SFAS No. 123. When we adopted SFAS No. 123(R), we elected to use the Binomial Lattice option valuation model. We believe that this model provides a better estimate of fair value than the Black-Scholes option valuation model, as it can accommodate variability in assumptions for expected volatility, dividends and risk-free interest rates. We used the following assumptions to estimate the fair value for stock options at grant date:

	2006	2005
Risk-free interest rate	4.9% – 5.1%	3.9%
Weighted average expected volatility	37.0%	44.3%
Weighted average expected dividend yield	1.0%	1.7%
Weighted average expected life in years	5.4	5.0
The weighted average fair value per option at the grant date was $16 and $10 in 2006 and 2005. The following describes the significant assumptions used to estimate the fair value of options granted:
•	Risk-free interest rate: For 2006, the rate represents the yield on U.S. Treasury zero-coupon securities that mature over the 10-year life of the stock options. For 2005, the rate was the yield on the U.S. Treasury zero-coupon securities which matured near the end of the expected life of the stock options.

•	Expected volatility: For 2006, the expected volatility was based on a combination of the historical volatility of our common stock and the implied volatility of exchange traded options for our common stock. In 2005, the expected volatility was estimated using the historical volatility of our common stock.

•	Expected dividend yield: For 2006, the yield was our forecasted dividend yield for the next ten years. In 2005, the expected dividend yield was based on our historical dividend yield.

•	Expected life in years: The expected life represents the estimated period of time until option exercise. In 2006, based on our historical exercise behavior and taking into consideration the contractual term of the option and our employees’ expected exercise and post-vesting employment termination behavior, the expected term of options granted was derived from the output of the Binomial Lattice option valuation model. In 2005, the expected life was determined based on our historical exercise behavior.

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 2: POST-RETIREMENT BENEFITS
The expense components of our Supplemental Executive Retirement Plan, which provides retirement benefits to certain officers and select employees, are as follows:

	Quarter Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Participant service cost	$557	$496	$1,114	$909
Interest cost	1,308	1,027	2,616	2,045
Amortization of net loss	724	413	1,448	827
Amortization of prior service cost	257	255	514	495

Total expense	$2,846	$2,191	$5,692	$4,276

NOTE 3: EARNINGS PER SHARE
The computation of earnings per share is as follows:

	Quarter Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net earnings	$178,754	$148,918	$309,985	$253,456

Basic shares	261,512	273,379	264,501	273,225
Dilutive effect of stock options and performance share units	4,714	5,790	5,055	5,607

Diluted shares	266,226	279,169	269,556	278,832

Basic earnings per share	$0.68	$0.54	$1.17	$0.93
Diluted earnings per share	$0.67	$0.53	$1.15	$0.91

Antidilutive stock options and other	1,835	150	1,835	150
NOTE 4: ACCOUNTS RECEIVABLE
The components of accounts receivable are as follows:

	July 29, 2006	January 28, 2006	July 30, 2005
Trade receivables
Unrestricted	$29,607	$32,070	$29,182
Restricted	606,198	552,671	601,972
Allowance for doubtful accounts	(15,934)	(17,926)	(18,259)

Trade receivables, net	619,871	566,815	612,895
Other	92,295	72,743	88,987

Accounts receivable, net	$712,166	$639,558	$701,882

Our restricted trade receivables relate to our Nordstrom private label card, which back the $300,000 Class A notes due in October 2006. The unrestricted trade receivables consist primarily of our Façonnable trade receivables and accrued finance charges not yet allocated to customer accounts.
Other accounts receivable consist primarily of credit card receivables due from third-party financial institutions and vendor rebates, which are believed to be fully realizable as they are collected soon after they are earned.

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 5: INVESTMENT IN ASSET BACKED SECURITIES
Our investment in asset backed securities and the off-balance sheet financing are described in Notes 1 and 8 of our Annual Report on Form 10-K for the fiscal year ended January 28, 2006. The following table presents the co-branded Nordstrom VISA credit card balances and the estimated fair value of our investment in asset backed securities:

	July 29, 2006	January 28, 2006	July 30, 2005
Total face value of co-branded Nordstrom VISA credit card principal receivables	$840,087	$738,947	$703,237

Debt securities issued by the VISA Trust:
Off-balance sheet (sold to third parties):
2002 Class A & B Notes	$200,000	$200,000	$200,000
2004-2 VFN	300,000	—	—

	$500,000	$200,000	$200,000

Transferor Interest amount recorded on Nordstrom, Inc.’s balance sheet:
Investment in asset backed securities at fair value	$354,348	$561,136	$515,596

In July 2006, the VISA Trust issued for cash $300,000 of variable funding notes at par; these notes are referred to as the 2004-2 VFN. The proceeds received by the VISA Trust were then sent to us in exchange for a reduction in the Transferor Interest in the VISA Trust held by Nordstrom, Inc. The reduction in the Transferor Interest was equal to a $300,000 reduction in our share of the principal balance of the underlying VISA credit card receivables.
The following table presents the key assumptions we use to value the investment in asset backed securities:

	July 29, 2006	January 28, 2006	July 30, 2005
Weighted average remaining life (in months)	7.2	7.6	7.2
Average annual credit losses	5.7%	4.7%	6.9%
Average gross yield	17.5%	17.1%	17.5%
Weighted average coupon on issued securities	5.7%	5.2%	4.6%
Average monthly payment rates	8.1%	8.2%	8.2%
Discount rate on investment in asset backed securities	8.4% to 11.8%	5.9% to 11.1%	5.6% to 9.7%
The following table summarizes the income earned by the investment in asset backed securities that is included in other income including finance charges, net on the condensed consolidated statements of earnings:

	Quarter Ended		Six Months Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Interest income	$25,773	$18,403	$44,700	$32,567
Gain on sales of receivables and other income	7,636	7,458	16,031	13,344

	$33,409	$25,861	$60,731	$45,911

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 6: DEBT
To manage our interest rate risk, we have an interest rate swap outstanding recorded in other liabilities. Our swap has a $250,000 notional amount, expires in January 2009 and is designated as a fully effective fair value hedge. Under the agreement, we receive a fixed rate of 5.63% and pay a variable rate based on LIBOR plus a margin of 2.3% set at six-month intervals (7.85% at July 29, 2006). The fair value of our interest rate swap is as follows:

	July 29, 2006	January 28, 2006	July 30, 2005
Interest rate swap fair value	$(11,899)	$(11,050)	$(10,507)
In the second quarter of 2006, we deposited $150,000 into a restricted pre-funding account. We will continue to deposit $50,000 of cash per month into the account to repay the $300,000 Private Label Securitization debt due in October 2006.
In June 2006, we amended our existing variable funding facility backed by Nordstrom private label card and VISA credit card receivables to increase the capacity of this facility from $150,000 to $450,000. Borrowings under the facility will incur interest based upon the actual cost of commercial paper plus specified fees ranging from 0.075% to 0.15% (5.43% as of July 29, 2006). We pay a commitment fee ranging from 0.125% to 0.15% for the note based on the amount of the commitment. Fee rates decrease if more than $50,000 is outstanding on the facility. The facility can be cancelled or not renewed if our debt ratings fall below Standard and Poor’s BB+ rating or Moody’s Ba1 rating. Our current rating by Standard and Poor’s is A, five grades above BB+, and by Moody’s is Baa1, three grades above Ba1.
In July 2006, the VISA Trust used this facility to issue $300,000 of Notes. As the VISA Trust is a statutory business trust and the VISA credit card receivables transferred to it are accounted for as a sale under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the obligations of the VISA Trust are not recorded in our financial statements. The VISA Trust sent the proceeds from this note issuance to us in return for a reduction in our interest in the VISA Trust equal to a $300,000 decrease in our share of the principal balance of VISA credit card receivables.

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 7: STOCK-BASED COMPENSATION
In 2004, our shareholders approved the 2004 Equity Incentive Plan. We currently grant stock options, performance share units and common shares under this plan.
Stock Options
As of July 29, 2006, we have options outstanding under three stock option plans (collectively, the “Nordstrom, Inc. Plans”). Options vest over periods ranging from four to eight years, and expire ten years after the date of grant. A summary of stock option activity under the Nordstrom, Inc. Plans is presented below:

	Six Months Ended
	July 29, 2006		July 30, 2005
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of year	14,344	$15	18,320	$13
Granted	1,939	40	2,564	26
Exercised	(1,820)	14	(4,390)	13
Cancelled	(367)	25	(501)	16

Outstanding, end of period	14,096	$19	15,993	$15

In 2005 and 2006, stock option awards to employees were approved by the Compensation Committee of the Company’s Board of Directors and their exercise price was set at the closing price of our common stock on the Committee meeting date. The stock option awards provide our leaders with the opportunity for financial rewards when our stock price increases. The awards are determined based upon a percentage of the leaders’ base salary and the fair value of the stock options, which was estimated using an option pricing model. The fair value per stock option was $16 in 2006 (using a Binomial Lattice option valuation model) and $10 in 2005 (using the Black-Scholes option valuation model). For the six months ended July 29, 2006, we awarded stock options to 1,235 employees compared to 1,207 employees in the same period in 2005.
The total intrinsic value of options exercised during the six months ended July 29, 2006 and July 30, 2005 was $46,016 and $66,890. The total fair value of stock options vested during the six months ended July 29, 2006 and July 30, 2005 was $30,068 and $26,403. As of July 29, 2006, the total unrecognized stock-based compensation expense related to nonvested stock options was $51,066, which is expected to be recognized over a weighted average period of 32 months. The aggregate intrinsic value of options outstanding as of July 29, 2006 was $226,268.
The following table summarizes information about stock options outstanding for the Nordstrom, Inc. Plans as of July 29, 2006:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$8.03 – $9.00	3,351	6	$9	2,311	$9
$9.01 – $13.00	3,203	5	12	3,166	12
$13.01 – $20.00	3,536	5	18	2,056	18
$20.01 – $40.27	4,006	9	33	480	26

	14,096	6	$19	8,013	$13

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 7: STOCK-BASED COMPENSATION (CONT.)
Performance Share Units
We grant performance share units to align the performance of our senior management with our shareholder returns. Performance share units vest after a three-year performance period only when our total shareholder return (growth in stock price and reinvestment of dividends) is positive and outperforms companies in a defined peer group of direct competitors determined by the Compensation Committee of our Board of Directors. The percentage of units that vest depends on our relative position at the end of the performance period and can range from 0% to 125% of the number of units granted. As participants may elect to exchange each unit earned for one share of stock or the cash equivalent, these units are classified as a liability award.
At the end of each period, we record the performance share unit liability based on the vesting factors described above. At the end of July 29, 2006 and July 30, 2005, our liabilities included $4,903 and $11,825 for the units. For the six months ended July 29, 2006 and July 30, 2005, stock-based compensation (earnings) expense was $(715) and $6,570. As of July 29, 2006, the remaining unrecognized stock-based compensation expense related to nonvested performance share units was $2,329, which is expected to be recognized over a weighted average period of 15 months. At January 28, 2006, 412,648 units were unvested. During the six months ended July 29, 2006, 63,673 units were granted, 216,865 units vested and 991 units cancelled, resulting in an ending balance of 258,465 unvested units as of July 29, 2006.
The following table summarizes the information for performance share units that vested during the period:

	Six Months Ended
	July 29, 2006	July 30, 2005
Number of performance share units vested	216,865	336,892
Total fair value of performance share units vested	$11,310	$10,159
Total amount of performance share units settled for cash	$5,982	$1,836
Nonemployee Director Stock Incentive Plan
The Nonemployee Director Stock Incentive Plan authorizes the grant of stock awards to our nonemployee directors. These awards may be deferred or issued in the form of restricted or unrestricted stock, nonqualified stock options or stock appreciation rights. We issued 5 shares of common stock for a total expense of $169 in 2006. An additional 15 shares were deferred for a total expense of $509. As of July 29, 2006, we had 755 remaining shares available for issuance.
Employee Stock Purchase Plan
We offer an Employee Stock Purchase Plan as a benefit to our employees. Employees may make payroll deductions of up to ten percent of their base and bonus compensation. At the end of each six-month offering period, participants may purchase shares of our common stock at 90% of the fair market value on the last day of each offer period. Beginning in 2006, we recognize stock-based compensation expense related to the ESPP, as our purchase discount exceeds the amount allowed under SFAS No. 123(R) for non-compensatory treatment. We record compensation expense over the purchase period at the fair value of the ESPP at the end of each reporting period.
We issued 237 shares under this plan in the first quarter of 2006. As of July 29, 2006 and July 30, 2005, we had current liabilities of $5,760 and $4,961 for the purchase of shares in the future.

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 8: SEGMENT REPORTING
The following tables set forth the information for our reportable segments and a reconciliation to the consolidated totals:

Quarter ended	Retail
July 29, 2006	Stores	Credit	Direct	Other	Eliminations	Total

Net sales	$2,128,192	—	$126,898	$15,378	—	$2,270,468
Net sales increase (decrease)	7.5%	N/A	16.9%	(14.4%)	N/A	7.8%
Intersegment revenues	—	$12,717	—	—	$(12,717)	—
Interest expense, net	—	(7,602)	—	(5,181)	—	(12,783)
Other income including finance charges, net	(3,816)	67,168	(200)	(2,301)	—	60,851
Earnings before income tax expense	300,746	15,582	30,845	(54,822)	—	292,351
Earnings before income tax expense as a percentage of net sales	14.1%	N/A	24.3%	N/A	N/A	12.9%

Quarter ended	Retail
July 30, 2005	Stores	Credit	Direct	Other	Eliminations	Total

Net sales	$1,979,962	—	$108,508	$17,968	—	$2,106,438
Net sales increase	7.3%	N/A	9.2%	N/A	N/A	7.8%
Intersegment revenues	—	$11,826	—	—	$(11,826)	—
Interest expense, net	—	(6,311)	—	(4,593)	—	(10,904)
Other income including finance charges, net	(2,765)	58,706	(17)	(10,954)	—	44,970
Earnings before income tax expense	268,996	13,408	21,405	(62,016)	—	241,793
Earnings before income tax expense as a percentage of net sales	13.6%	N/A	19.7%	N/A	N/A	11.5%

Six months ended	Retail
July 29, 2006	Stores	Credit	Direct	Other	Eliminations	Total

Net sales	$3,782,616	—	$236,500	$38,575	—	$4,057,691
Net sales increase (decrease)	7.9%	N/A	11.1%	(6.9%)	N/A	7.9%
Intersegment revenues	—	$21,050	—	—	$(21,050)	—
Interest expense, net	—	(14,184)	—	(9,350)	—	(23,534)
Other income including finance charges, net	(5,609)	124,725	(349)	(4,078)	—	114,689
Earnings before income tax expense	537,803	33,269	56,066	(121,700)	—	505,438
Earnings before income tax expense as a percentage of net sales	14.2%	N/A	23.7%	N/A	N/A	12.5%
Total assets	2,334,691	1,173,188	104,515	1,180,283	—	4,792,677

Six months ended	Retail
July 30, 2005	Stores	Credit	Direct	Other	Eliminations	Total

Net sales	$3,506,548	—	$212,920	$41,444	—	$3,760,912
Net sales increase	7.3%	N/A	9.3%	N/A	N/A	7.8%
Intersegment revenues	—	$19,720	—	—	$(19,720)	—
Interest expense, net	—	(12,548)	—	(10,995)	—	(23,543)
Other income including finance charges, net	(4,606)	108,735	(36)	(16,391)	—	87,702
Earnings before income tax expense	476,763	25,001	39,202	(126,193)	—	414,773
Earnings before income tax expense as a percentage of net sales	13.6%	N/A	18.4%	N/A	N/A	11.0%
Total assets	2,326,472	1,169,190	111,066	1,309,685	—	4,916,413

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 8: SEGMENT REPORTING (CONT.)
The segment information for 2005 has been adjusted from our previous disclosures as we now reflect Façonnable, Nordstrom Product Group and the distribution network in Other. Also, beginning in September 2005, we changed our internal method for recognizing returns of Direct sales at Retail Stores. Previously, these returns were recognized in the Direct segment and now they are recognized in the Retail Stores segment.
NOTE 9: SUPPLEMENTARY CASH FLOW INFORMATION

	Six Months Ended
	July 29, 2006	July 30, 2005
Cash paid during the year for:
Interest (net of capitalized interest)	$30,367	$29,549
Income taxes	$166,741	$139,265
NOTE 10: CONTINGENCIES
Gain Contingencies
In July 2006, we received $5,586 of proceeds from the VISA Check/Master Money Antitrust Litigation. These proceeds were recorded as a gain in the second quarter of 2006 in other income including finance charges, net.
Loss Contingencies
We are involved in routine claims, proceedings, and litigation arising from the normal course of our business. We do not believe any such claim, proceeding or litigation, either alone or in aggregate, will have a material impact on our results of operations, financial position, or liquidity.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Dollar amounts in millions except per share amounts).
The following discussion should be read in conjunction with the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.
RESULTS OF OPERATIONS
Overview

	Second Quarter		Six Months
	2006	2005	2006	2005
Net earnings	$178.8	$148.9	310.0	$253.5
Net earnings as a percentage of net sales	7.9%	7.1%	7.6%	6.7%
Diluted earnings per share	$0.67	$0.53	$1.15	$0.91
Net earnings as a percentage of net sales improved 80 basis points for the quarter and 90 basis points for the six months ended July 29, 2006 compared to the same periods last year. These results were driven by the combination of continued sales growth, moderate gross profit rate expansion, stable selling cost rates, and leverage of fixed costs. Key highlights include:
•	Same-store sales increased 5.7% for the quarter and 5.6% for the six months ended July 29, 2006, above our low single-digit plan. For both periods, sales increases continued across all of our retail sales channels and all of our geographic regions.

•	Gross profit as a percentage of net sales (gross profit rate) increased 26 basis points for the quarter and 32 basis points for the six months ended July 29, 2006, delivered by merchandise margin improvement and leverage on our buying and occupancy costs.

•	Sales leverage on expenses resulted in a 64 basis point reduction in selling, general and administrative expenses as a percentage of net sales (SG&A rate) for the quarter and a 57 basis point reduction for the six months ended July 29, 2006.

•	We repurchased 9.7 million shares of our common stock during the second quarter and 15.1 million shares during the first six months of 2006 for $350.0 and $562.9. The resulting reduction in weighted-average shares outstanding had a $0.01 impact on diluted earnings per share for the quarter and a $0.03 impact for the six months ended July 29, 2006.
Net Sales

	Second Quarter		Six Months
	2006	2005	2006	2005
Net sales	$2,270.5	$2,106.4	$4,057.7	$3,760.9
Net sales increase	7.8%	7.8%	7.9%	7.8%
Total company same-store sale increase	5.7%	6.2%	5.6%	6.2%
Total net sales for the quarter and six month periods increased over the same periods in the prior year due to new stores and same-store sales increases. Total net sales benefited from the four Full-Line stores opened since the second quarter of 2005. These four stores increased our retail square footage by 3% compared to last year.
Men’s apparel, cosmetics, accessories and intimate apparel were the key merchandise categories that experienced the largest same-store sales increases in the second quarter and for the six months ended July 29, 2006. During both periods, our women’s apparel merchandise category had slight same-store sales decreases.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Cont.) (Dollar amounts in millions except per share amounts).
Our second quarter sales are an important contributor to our annual results. We hold clearance sales in June with our Women’s & Kids’ and Men’s Half Yearly Events. In July, we conduct our Anniversary Sale, which is our biggest event of the year, offering new Fall-season merchandise priced at promotional discount prices before the season begins. Our highest sales volume days of the year occur during these three events. Each of these events delivered positive same-store sales increases in 2006. In addition, sales of regular-price merchandise increased in the second quarter.
Gross Profit

	Second Quarter		Six Months
	2006	2005	2006	2005
Gross profit	$823.8	$758.9	$1,488.1	$1,367.2
Gross profit rate	36.3%	36.0%	36.7%	36.4%

			Four Quarters Ended
			July 29, 2006	July 30, 2005
Average inventory per square foot			$52.20	$52.94
Inventory turnover rate (for the most recent four quarters)			4.85	4.58

Compared to the same periods last year, our gross profit rate improved 26 basis points for the quarter and 32 basis points for the six months ended July 29, 2006. For the quarter, our merchandise margin improved slightly compared to the same period in the prior year, driven primarily by our men’s and intimate apparel merchandise divisions. For the six months ended July 29, 2006, our merchandise margin was flat compared to last year. Additionally, for both periods, we experienced leverage on buying and occupancy expenses from better than planned sales.

Our buying expense included $2.6 in the second quarter and $5.4 in the six months ended July 29, 2006 for costs related to stock options awarded primarily to our merchant and product development groups. These costs impacted our gross profit rate by 12 basis points for the quarter and 13 basis points for the six month period.

Our four-quarter average inventory turnover rate improved 5.9% in 2006, indicating that our merchandise planning and execution have continued to improve.

Selling, General and Administrative Expenses (SG&A)

	Second Quarter		Six Months
	2006	2005	2006	2005
Selling, general and administrative expenses	$579.6	$551.2	$1,073.8	$1,016.6
SG&A rate	25.5%	26.2%	26.5%	27.0%
Compared to the same period last year, our SG&A rate improved 64 basis points for the quarter and 57 basis points for the six months ended July 29, 2006. For both periods, the performance resulted primarily from leverage on better than planned sales. Our variable expense rate, which consists primarily of selling labor and credit expenses, was slightly lower than last year; and, we leveraged our fixed selling costs, including non-selling labor and advertising. SG&A include incentive and deferred compensation costs, which were impacted by fluctuations in our stock price and, to a lesser degree, overall market trends. We experienced favorability in our SG&A resulting from a decline in our stock price during both the quarter and six months ended July 29, 2006. However, our employee medical costs and information technology professional services increased in 2006.
SG&A included $4.2 in the second quarter and $8.6 in the six months ended July 29, 2006 for costs related to stock options awarded to employees in our store operations, business units and corporate service center. These costs impacted our SG&A rate by 18 basis points for the quarter and 21 basis points for the six month period.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Cont.) (Dollar amounts in millions except per share amounts).
Interest Expense, net
Interest expense, net increased by $1.9 to $12.8 for the quarter ended July 29, 2006, compared to the same period in 2005. The increase was due to a slight increase in our average interest rates and lower interest income as we reduced our cash and short-term investment balances in 2006 as compared to 2005.
For the six months ended July 29, 2006, interest expense, net was $23.5, which was flat compared to the same period in 2005. During the first quarter of 2006, our interest income was higher than last year due to larger cash balances. During the second quarter, this was offset by an increase in interest expense as discussed above.
Other Income Including Finance Charges, net

	Second Quarter		Six Months
	2006	2005	2006	2005
Other income including finance charges, net	$60.9	$45.0	$114.7	$87.7
Other income including finance charges, net as a percentage of net sales	2.7%	2.1%	2.8%	2.3%
Other income including finance charges, net increased by $15.9 for the quarter and $27.0 for the six months ended July 29, 2006. For both periods, the increase was primarily due to growth in our co-branded Nordstrom VISA credit card program.
In July 2006, we received $5.6 of proceeds from the VISA Check/Master Money Antitrust Litigation. These proceeds were recorded as a gain in the second quarter of 2006 in other income including finance charges, net.
Seasonality
Our business, like that of other retailers, is subject to seasonal fluctuations. Our Anniversary Sale in July and the holidays in December typically result in higher sales in the second and fourth quarters of our fiscal years. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Cont.) (Dollar amounts in millions except per share amounts).
Return on Invested Capital (ROIC) (Non-GAAP financial measure)
In the past two years, we have incorporated Return on Invested Capital (ROIC) into our key financial metrics, and since 2005 have used it as an executive incentive measure. Overall performance as measured by ROIC correlates directly to shareholders’ return over the long-term. For the 12 months ended July 29, 2006, we improved our ROIC to 18.5% compared to 14.7% for the 12 months ended July 30, 2005. Our ROIC improved primarily from increased earnings before interest and taxes. See our GAAP ROIC reconciliation below. The closest GAAP measure is return on assets, which improved to 12.5% from 9.9% for the last 12 months ended July 29, 2006 compared to the 12 months ended July 30, 2005.
We define ROIC as follows:

ROIC	=	Net Operating Profit after Taxes (NOPAT)
Average Invested Capital

Numerator = NOPAT	Denominator = Average Invested Capital

Net Earnings	Average total assets
+ Income tax expense	- Average non-interest-bearing current liabilities
+ Interest expense, net	- Average deferred property incentives
= EBIT	+ Average estimated asset base of capitalized operating leases
+ Rent expense	= Average invested capital
- Estimated depreciation on capitalized operating leases
= Net operating profit
- Estimated income tax expense
= NOPAT

A reconciliation of our return on assets to ROIC is as follows:

	12 months ended
	July 29, 2006	July 30, 2005
Net earnings	$607.9	$471.3
Add: income tax expense	368.0	302.9
Add: interest expense, net	45.3	50.2

Earnings before interest and income tax expense	1,021.2	824.4

Add: rent expense	44.9	50.0
Less: estimated depreciation on capitalized operating leases[1]	(24.0)	(26.7)

Net operating profit	1,042.1	847.7

Estimated income tax expense	(393.3)	(330.2)

Net operating profit after tax	$648.8	$517.5

Average total assets[2]	$4,877.0	$4,746.8
Less: average non-interest-bearing current liabilities[3]	(1,373.9)	(1,292.5)
Less: average deferred property incentives[2]	(361.8)	(377.4)
Add: average estimated asset base of capitalized operating leases[4]	366.5	431.9

Average invested capital	$3,507.8	$3,508.8

Return on Assets	12.5%	9.9%
ROIC	18.5%	14.7%

1 Depreciation based upon estimated asset base of capitalized operating leases as described in Note 4 below.

2 Based upon the trailing 12-month average.

3 Based upon the trailing 12-month average for accounts payable, accrued salaries, wages and related benefits, other current liabilities and income taxes payable.

4 Based upon the trailing 12-month average of the monthly asset base which is calculated as the trailing 12 months rent expense multiplied by 8.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Cont.) (Dollar amounts in millions except per share amounts).
LIQUIDITY AND CAPITAL RESOURCES
Overall for the first six months of 2006, cash has decreased by $182.5 from the beginning of the year. Cash outflows for common stock repurchases and payments to the Private Label Securitization pre-funding account were only partially offset by cash inflows from operations, including the reduction in our investment in asset backed securities.
Operating Activities
In comparison to last year, net cash flow from operating activities increased by $259.9 to $599.6 in 2006 primarily due to the reduction of our investment in asset backed securities. In July 2006, the VISA Trust issued for cash $300.0 of variable funding notes at par. The proceeds received by the VISA Trust were then sent to us in exchange for a reduction in the Transferor Interest in the VISA Trust held by Nordstrom, Inc. (reflected as the investment in asset backed securities in our condensed consolidated balance sheets). The reduction in the Transferor Interest was equal to a $300.0 reduction in our share of the principal balance of the underlying VISA credit card receivables.
Excluding the proceeds from the reduction of our investment in asset backed securities, our net cash flow from operating activities decreased $40.1, due partially to the change in the classification of the reduction in our tax benefit for stock-based payment arrangements from operating activities to financing activities as a result of the adoption of SFAS No. 123(R), “Share-Based Payment,” and partially as a result of the timing of various working capital items.
Investing Activities
Net cash used in investing activities increased by $90.7 to $214.4 primarily due to the investment of $150.0 into a pre-funding account in preparation for the upcoming repayment of our Private Label Securitization debt. We plan to continue to deposit $50.0 of cash per month into the pre-funding account to fund the $300.0 Private Label Securitization due in October 2006. The restricted pre-funding account was classified as restricted cash in the condensed consolidated balance sheet.
Our capital expenditures decreased slightly in 2006 as a result of the timing of our new store openings and remodels. In the first half of 2006, we opened one Full-Line store in Palm Beach Gardens, Florida. We are scheduled to open a new store to replace our existing store at the Topanga Plaza in Canoga Park, California in October 2006. Also, we expect to open a Rack store in San Marcos, California in November 2006.
In 2006, we sold our short-term investments and primarily used the proceeds for the common stock repurchases described below.
Financing Activities
Net cash used in financing activities increased to $567.6 in 2006 from $113.7 in 2005, primarily due to increased repurchases of our outstanding common stock.
In the first half of 2006, we repurchased 15.1 million shares of our common stock for an aggregate purchase price of $562.9 (an average price per share of $37.23). In May 2006, our Board of Directors authorized up to $1,000.0 of share repurchases. As of July 29, 2006, the unused authorization was $650.0. The actual number and timing of future share repurchases will be subject to market conditions and applicable SEC rules.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Cont.) (Dollar amounts in millions except per share amounts).
In June 2006, we amended our existing variable funding note facility to increase the capacity of this facility from $150.0 to $450.0. In July 2006, the VISA Trust used this facility to issue $300.0 of Notes. As the VISA Trust is a statutory business trust and the VISA credit card receivables transferred to it are accounted for as a sale under SFAS No. 140, the obligations of the VISA Trust are not recorded in our financial statements. The VISA Trust sent the proceeds from this note issuance to us in return for a reduction in our interest in the VISA Trust equal to a $300.0 decrease in our share of the principal balance of VISA credit card receivables.
Liquidity
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
In October 2006, we will repay our $300.0 of 4.82% Private Label Securitization debt; we have already invested $150.0 in a pre-funding account in anticipation of this repayment. In April 2007, the $200.0 2002 Class A & B Notes issued by the VISA Trust will mature. We are evaluating alternatives to combine the Private Label and VISA credit card borrowing programs in the first half of 2007.
In the third quarter, we expect to borrow up to $250.0 to finance a portion of our holiday season merchandise purchases. We are pursuing an increase to the variable funding note facility borrowing capacity, although we have other available financing sources.
CRITICAL ACCOUNTING POLICIES
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies and methodologies in 2006 are consistent with those discussed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.
RECENT ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The provisions of FIN 48 are effective for us as of the beginning of our 2007 fiscal year. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Cont.) (Dollar amounts in millions except per share amounts).
FORWARD-LOOKING INFORMATION CAUTIONARY STATEMENT
Certain statements in the preceding disclosures contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including anticipated financial results, use of cash and liquidity, store openings and trends in our operations. Actual future results and trends may differ materially from historical results or current expectations depending upon various factors including, but not limited to:
•	the impact of economic and competitive market forces,

•	the impact of terrorist activity or war on our customers and the retail industry,

•	our ability to predict fashion trends,

•	consumer apparel buying patterns,

•	trends in personal bankruptcies and bad debt write-offs,

•	changes in interest rates,

•	employee relations,

•	our ability to continue and control our expansion, remodel and investment plans,

•	changes in government or regulatory requirements,

•	our ability to control costs,

•	weather conditions, and

•	hazards of nature.
These and other factors could affect our financial results and trends and cause actual results and trends to differ materially from those contained in any forward-looking statements we may provide. As a result, while we believe there is a reasonable basis for the forward-looking statements, you should not place undue reliance on those statements. We undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances. This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements.
Item 3. Quantitative And Qualitative Disclosures About Market Risk.
We discussed our interest rate risk and our foreign currency exchange risk in Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2006. There has been no material change to these risks since that time.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Cosmetics
We were originally named as a defendant along with other department store and specialty retailers in nine separate but virtually identical class action lawsuits filed in various Superior Courts of the State of California in May, June and July 1998 that were consolidated in Marin County Superior Court. In May 2000, plaintiffs filed an amended complaint naming a number of manufacturers of cosmetics and fragrances and two other retailers as additional defendants. Plaintiffs’ amended complaint alleged that the retail price of the “prestige” or “Department Store” cosmetics and fragrances sold in department and specialty stores was collusively controlled by the retailer and manufacturer defendants in violation of the Cartwright Act and the California Unfair Competition Act.
Plaintiffs sought treble damages and restitution in an unspecified amount, attorneys’ fees and prejudgment interest, on behalf of a class of all California residents who purchased cosmetics and fragrances for personal use from any of the defendants during the four years prior to the filing of the original complaints.
While we believe that the plaintiffs’ claims are without merit, we entered into a settlement agreement with the plaintiffs and the other defendants on July 13, 2003 in order to avoid the cost and distraction of protracted litigation. In furtherance of the settlement agreement, the case was re-filed in the United States District Court for the Northern District of California on behalf of a class of all persons who currently reside in the United States and who purchased “Department Store” cosmetics and fragrances from the defendants during the period May 29, 1994 through July 16, 2003. The Court gave preliminary approval to the settlement, and a summary notice of class certification and the terms of the settlement was disseminated to class members. On March 30, 2005, the Court entered a final judgment approving the settlement and dismissing the plaintiffs’ claims and the claims of all class members with prejudice, in their entirety. On April 29, 2005, two class members who had objected to the settlement filed notices of appeal from the Court’s final judgment to the United States Court of Appeals for the Ninth Circuit. One of the objectors has since dropped her appeal, but the other filed her appeal brief on March 20, 2006. Plaintiffs’ and defendants’ briefs were filed on May 25, 2006. It is uncertain when the appeals will be resolved, but the appeal process could take as much as another year or more. If the Court’s final judgment approving the settlement is affirmed on appeal, or the appeals are dismissed, the defendants will provide class members with certain free products with an estimated retail value of $175 million and pay the plaintiffs’ attorneys’ fees, awarded by the Court, of $24 million. We do not believe the outcome of this matter will have a material adverse effect on our financial condition, results of operations or cash flows.
Other
We are involved in routine claims, proceedings, and litigation arising from the normal course of our business. We do not believe any such claim, proceeding or litigation, either alone or in aggregate will have a material impact on our results of operations, financial position, or liquidity.

Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Repurchases
(dollars in millions, except per share amounts)

				Total Number of	Maximum Number (or
	Total Number		Average	Shares (or Units)	Approximate Dollar Value)
	of Shares		Price Paid	Purchased as Part of	Of Shares (or Units) that May
	(or Units		Per Share	Publicly Announced	Yet Be Purchased Under
	Purchased)		(or Unit)	Plans or Programs	the Plans or Programs[2]

May 2006 (April 30, 2006 to May 27, 2006)	697,682	[1]	$35.78	696,800	$975.1

June 2006 (May 28, 2006 to July 1, 2006)	7,679,700		$36.07	7,679,700	$698.0

July 2006 (July 2, 2006 to July 29, 2006)	1,320,877		$36.37	1,320,877	$650.0

Total	9,698,259		$36.07	9,697,377

1 Included in this balance were 882 shares that were not redeemed as part of a publicly announced repurchase plan or program. These shares were tendered by an employee to Nordstrom for tax withholding purposes.

2 In the first half of 2006, we repurchased 15.1 million shares of our common stock for an aggregate purchase price of $562.9 (an average price per share of $37.23). In May 2006, our Board of Directors authorized up to $1,000.0 of share repurchases. As of July 29, 2006, the unused authorization was $650.0. The actual number and timing of future share repurchases will be subject to market conditions and applicable SEC rules.

Item 4. Submission of Matters to a Vote of Security Holders (Amounts in thousands).
We held our Annual Shareholders Meeting on May 23, 2006 at which time the shareholders voted on the following proposals:
(1)	Election of Directors

Name of Candidate	For	Withheld

Phyllis J. Campbell	246,041	1,681
Enrique Hernandez, Jr.	244,674	3,048
Jeanne P. Jackson	244,545	3,177
Robert G. Miller	244,675	3,047
Blake W. Nordstrom	245,860	1,862
Erik B. Nordstrom	245,606	2,116
Peter E. Nordstrom	245,604	2,118
Philip G. Satre	244,931	2,791
Alison A. Winter	246,317	1,404
There were no abstentions and no broker non-votes.
(2)	Approval of an Amendment to the Company’s Employee Stock Purchase Plan
The vote was 217,638 for, 1,133 against, and there were 1,346 abstentions. There were 27,605 broker non-votes.
(3)	Ratification of the Appointment of Independent Registered Public Accounting Firm
The vote was 246,051 for, 439 against, and there were 1,232 abstentions. There were no broker non-votes.
Item 6. Exhibits.
Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on page 28 hereof.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Michael G. Koppel Michael G. Koppel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 31, 2006

NORDSTROM, INC. AND SUBSIDIARIES
Exhibit Index

	Exhibit	Method of Filing

10.1	Trust Agreement dated October 16, 2001 between Nordstrom Private Label Receivables LLC and Wilmington Trust Company, as trustee	Filed herewith electronically

10.2	Administration Agreement dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Nordstrom fsb	Filed herewith electronically

10.3	Trust Agreement dated March 25, 2002 between Nordstrom Credit Card Receivables LLC and Wilmington Trust Company, as trustee	Filed herewith electronically

31.1	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically