Form 10-Q
period 2006-10-28
NORDSTROM INC
filed 2006-12-05
CIK 72333

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2006
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
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Common stock outstanding as of December 1, 2006: 257,040 shares of common stock (in thousands).

NORDSTROM, INC. AND SUBSIDIARIES

2 of 27

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands except per share amounts and percentages)
(Unaudited)

	Quarter Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Net sales	$1,872,103	$1,666,130	$5,929,794	$5,427,042
Cost of sales and related buying and occupancy costs	(1,160,123)	(1,058,452)	(3,729,759)	(3,452,132)

Gross profit	711,980	607,678	2,200,035	1,974,910
Selling, general and administrative expenses	(538,210)	(481,768)	(1,611,982)	(1,498,386)

Operating income	173,770	125,910	588,053	476,524
Interest expense, net	(11,419)	(10,248)	(34,953)	(33,791)
Other income including finance charges, net	58,819	47,350	173,508	135,052

Earnings before income tax expense	221,170	163,012	726,608	577,785
Income tax expense	(85,497)	(55,559)	(280,950)	(216,876)

Net earnings	$135,673	$107,453	$445,658	$360,909

Basic earnings per share	$0.53	$0.40	$1.70	$1.32
Diluted earnings per share	$0.52	$0.39	$1.67	$1.30

Basic shares	256,757	271,599	261,920	272,683
Diluted shares	261,616	277,293	266,893	278,399

	Quarter Ended				Nine Months Ended
	October 28,		October 29,		October 28,		October 29,
(% of Net Sales)	2006		2005		2006		2005
Net sales	100.0%		100.0%		100.0%		100.0%
Cost of sales and related buying and occupancy costs	(62.0%	)	(63.5%	)	(62.9%	)	(63.6%	)

Gross profit	38.0%		36.5%		37.1%		36.4%
Selling, general and administrative expenses	(28.7%	)	(28.9%	)	(27.2%	)	(27.6%	)

Operating income	9.3%		7.6%		9.9%		8.8%
Interest expense, net	(0.6%	)	(0.6%	)	(0.6%	)	(0.6%	)
Other income including finance charges, net	3.1%		2.8%		2.9%		2.5%

Earnings before income tax expense	11.8%		9.8%		12.3%		10.6%
Income tax expense (as a % of earnings before income tax expense)	(38.7%	)	(34.1%	)	(38.7%	)	(37.5%	)

Net earnings	7.2%		6.4%		7.5%		6.7%

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 27

NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	October 28, 2006	January 28, 2006	October 29, 2005
Assets
Current assets:
Cash and cash equivalents	$208,715	$462,656	$205,943
Short-term investments	—	54,000	34,000
Accounts receivable, net	667,748	639,558	626,864
Investment in asset backed securities	313,656	561,136	509,759
Merchandise inventories	1,228,230	955,978	1,166,471
Current deferred tax assets, net	169,858	145,470	149,622
Prepaid expenses and other	65,711	55,359	53,451

Total current assets	2,653,918	2,874,157	2,746,110

Land, buildings and equipment (net of accumulated depreciation of $2,733,912, $2,549,559 and $2,500,228)	1,748,395	1,773,871	1,778,579
Goodwill	51,714	51,714	51,714
Acquired tradename	84,000	84,000	84,000
Other assets	170,355	137,607	129,130

Total assets	$4,708,382	$4,921,349	$4,789,533

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$758,402	$540,019	$683,137
Accrued salaries, wages and related benefits	253,440	285,982	235,137
Other current liabilities	385,767	409,076	365,872
Income taxes payable	42,970	81,617	47,850
Current portion of long-term debt	106,572	306,618	306,967

Total current liabilities	1,547,151	1,623,312	1,638,963

Long-term debt, net	624,631	627,776	626,978
Deferred property incentives, net	351,733	364,382	367,511
Other liabilities	223,262	213,198	206,980
Shareholders’ equity:
Common stock, no par value: 1,000,000 shares authorized; 256,904, 269,549 and 269,690 shares issued and outstanding	791,678	685,934	663,810
Unearned stock compensation	—	(327)	(438)
Retained earnings	1,171,364	1,404,366	1,277,674
Accumulated other comprehensive (loss) earnings	(1,437)	2,708	8,055

Total shareholders’ equity	1,961,605	2,092,681	1,949,101

Total liabilities and shareholders’ equity	$4,708,382	$4,921,349	$4,789,533

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 27

NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands except per share amounts)
(Unaudited)

					Accumulated
					Other
			Unearned		Comprehensive
	Common Stock		Stock	Retained	(Loss)
	Shares	Amount	Compensation	Earnings	Earnings	Total

Balance at January 28, 2006	269,549	$685,934	$(327)	$1,404,366	$2,708	$2,092,681
Net earnings	—	—	—	445,658	—	445,658
Other comprehensive earnings:
Foreign currency translation adjustment	—	—	—	—	1,131	1,131
Fair value adjustment to investment in asset backed securities, net of tax of $3,253	—	—	—	—	(5,276)	(5,276)

Comprehensive net earnings	—	—	—	—	—	441,513
Cash dividends paid ($0.315 per share)	—	—	—	(83,139)	—	(83,139)
Issuance of common stock for:
Stock option plans	2,909	68,272	—	—	—	68,272
Employee stock purchase plan	446	16,635	—	—	—	16,635
Other	17	257	327	—	—	584
Stock-based compensation	—	20,580	—	—	—	20,580
Repurchase of common stock	(16,017)	—	—	(595,521)	—	(595,521)

Balance at October 28, 2006	256,904	$791,678	—	$1,171,364	$(1,437)	$1,961,605

					Accumulated
			Unearned		Other
	Common Stock		Stock	Retained	Comprehensive
	Shares	Amount	Compensation	Earnings	Earnings	Total

Balance at January 29, 2005	271,331	$552,655	$(299)	$1,227,303	$9,335	$1,788,994
Net earnings	—	—	—	360,909	—	360,909
Other comprehensive earnings:
Foreign currency translation adjustment	—	—	—	—	(1,837)	(1,837)
Fair value adjustment to investment in asset backed securities, net of tax of $(356)	—	—	—	—	557	557

Comprehensive net earnings	—	—	—	—	—	359,629
Cash dividends paid ($0.235 per share)	—	—	—	(64,236)	—	(64,236)
Issuance of common stock for:
Stock option plans	4,870	91,327	—	—	—	91,327
Employee stock purchase plan	757	16,611	—	—	—	16,611
Other	127	3,217	(139)	—	—	3,078
Repurchase of common stock	(7,395)	—	—	(246,302)	—	(246,302)

Balance at October 29, 2005	269,690	$663,810	$(438)	$1,277,674	$8,055	$1,949,101

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 27

NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	October 28, 2006	October 29, 2005
Operating Activities
Net earnings	$445,658	$360,909
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of buildings and equipment	205,816	204,496
Amortization of deferred property incentives and other, net	(25,255)	(24,331)
Stock-based compensation expense	25,075	7,672
Deferred income taxes, net	(49,755)	1,173
Tax benefit from stock-based payments	29,691	31,281
Excess tax benefit from stock-based payments	(25,384)	—
Provision for bad debt expense	10,715	18,327
Change in operating assets and liabilities:
Accounts receivable	(38,652)	(769)
Investment in asset backed securities	242,204	(86,786)
Merchandise inventories	(235,623)	(250,441)
Prepaid expenses	(10,092)	855
Other assets	(4,203)	(6,079)
Accounts payable	213,294	190,601
Accrued salaries, wages and related benefits	(34,861)	(56,758)
Other current liabilities	(22,559)	(2,099)
Income taxes payable	(38,647)	(67,705)
Deferred property incentives	13,779	41,891
Other liabilities	11,328	14,209

Net cash provided by operating activities	712,529	376,446

Investing Activities
Capital expenditures	(187,748)	(205,015)
Purchases of short-term investments	(109,550)	(397,500)
Sales of short-term investments	163,550	405,325
Other, net	(6,380)	(6,404)

Net cash used in investing activities	(140,128)	(203,594)

Financing Activities
Proceeds from long-term borrowing	100,000	—
Principal payments on long-term debt	(306,465)	(99,769)
(Decrease) increase in cash book overdrafts	(21,511)	4,720
Proceeds from exercise of stock options	38,917	61,057
Proceeds from employee stock purchase plan	16,300	15,600
Excess tax benefit from stock-based payments	25,384	—
Cash dividends paid	(83,139)	(64,236)
Repurchase of common stock	(595,521)	(246,302)
Other, net	(307)	1,398

Net cash used in financing activities	(826,342)	(327,532)

Net decrease in cash and cash equivalents	(253,941)	(154,680)
Cash and cash equivalents at beginning of period	462,656	360,623

Cash and cash equivalents at end of period	$208,715	$205,943

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
Similar to many retailers, this fiscal year we will have an extra week – a 53rd week that will be reported in the fourth quarter, which will have 14 weeks instead of the normal 13 weeks.
Accounting Policies
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. With the exception of our adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment in the beginning of the first quarter of 2006, our accounting policies and methodologies in 2006 are consistent with those discussed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.
Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes. FIN 48 requires that the tax effects of a position be recognized only if it is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The provisions of FIN 48 are effective for us as of the beginning of our 2007 fiscal year. We are currently evaluating the impact of adopting FIN 48 on our financial statements.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. We are assessing the potential impact on our financial statements.
Also in September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (FAS 158). FAS 158 addresses the accounting for defined benefit pension plans and other postretirement benefit plans. It will require the recognition of a plan’s overfunded or underfunded status as an asset or liability in the balance sheet and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 also requires the measurement date for plan assets and liabilities to coincide with the plan sponsor’s fiscal year end. This statement is effective for fiscal years ending after December 15, 2006, except the change in measurement date provisions, which is effective for fiscal years ending after December 15, 2008. We have two benefit plans that are impacted by this standard: our Supplemental Executive Retirement Plan (SERP) and our retiree medical plan. Based on recent valuations and projections of the funded status of these plans, we expect that the effect of the adoption of FAS 158 will be to increase total liabilities and to reduce shareholders’ equity by approximately $14 million. The actual impact of adopting FAS 158 will depend on the valuation of our plan obligations as of our 2006 measurement date.

7 of 27

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
Stock-Based Compensation
Prior to the adoption of SFAS No. 123(R), we applied Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, to measure compensation costs for our stock-based compensation programs. Under APB No. 25, we recorded no compensation expense for stock options granted to employees and directors because the options’ strike price was equal to the closing market price of our common stock on the grant date. Also, through 2005 we recorded no compensation expense in connection with our Employee Stock Purchase Plan (ESPP). Through 2005, we presented the effect on net earnings and earnings per share of the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation in the Notes to Condensed Consolidated Financial Statements.
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
We recognize stock-based compensation expense on a straight-line basis over the requisite service period. The following table summarizes our stock-based compensation expense (earnings):

	Quarter Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Stock options	$6,120	—	$19,112	—
Employee Stock Purchase Plan	400	—	1,359	—
Performance share units	4,411	$(110)	3,696	$6,460
Other	61	308	908	1,212

Total stock-based compensation expense before income tax benefit	10,992	198	25,075	7,672
Income tax benefit	(4,072)	30	(9,140)	(2,877)

Total stock-based compensation expense, net of income tax benefit	$6,920	$228	$15,935	$4,795

The stock-based compensation expense before income tax benefit was recorded in our condensed consolidated statements of earnings as follows:

	Quarter Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Cost of sales and related buying and occupancy costs	$2,908	—	$8,259	—
Selling, general and administrative expenses	8,084	$198	16,816	$7,672

Total stock-based compensation expense before income tax benefit	$10,992	$198	$25,075	$7,672

8 of 27

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
We adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, the stock-based compensation expense recognized in the current period includes the expense for stock options granted after January 29, 2006. The stock-based compensation expense also includes the expense for options granted prior to, but not vested as of January 29, 2006 based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123. In addition, we recognized stock-based compensation expense for our ESPP, as our 10% purchase discount exceeds the amount allowed under SFAS No. 123(R) for non-compensatory treatment. As provided for under the modified prospective method, we have not restated our results for prior periods. Following the adoption of SFAS No. 123(R), we recorded incremental stock-based compensation expense of $6,520, ($4,161 net of tax), or $0.01 per basic and diluted share for the quarter ended October 28, 2006 and $20,471 ($13,105 net of tax), or $0.04 per basic and diluted share for the nine months ended October 28, 2006. We expect to record $27,103 ($17,364 net of tax) in incremental stock-based compensation expense for the year ended February 3, 2007, representing approximately $0.06 per diluted share.
Prior to the adoption of SFAS No. 123(R), we presented all tax benefits resulting from the exercise of stock options and ESPP as operating cash inflows. SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those awards to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from stock-based payments” in the condensed consolidated statement of cash flows and was $25,384 for the nine months ended October 28, 2006.
The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 in 2005:

	Quarter Ended	Nine Months Ended
	October 29, 2005	October 29, 2005
Net earnings, as reported	$107,453	$360,909
Add: stock-based compensation expense included in reported net earnings, net of tax	228	4,795
Deduct: stock-based compensation expense determined under fair value, net of tax	(4,525)	(18,153)

Pro forma net earnings	$103,156	$347,551

Earnings per share:
Basic – as reported	$0.40	$1.32
Diluted – as reported	$0.39	$1.30

Basic – pro forma	$0.38	$1.27
Diluted – pro forma	$0.37	$1.25
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

	2006	2005
Risk-free interest rate	4.9% - 5.1%	3.9%
Weighted average expected volatility	37.0%	44.3%
Weighted average expected dividend yield	1.0%	1.7%
Weighted average expected life in years	5.4	5.0

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
NOTE 2: POST-RETIREMENT BENEFITS
The expense components of our Supplemental Executive Retirement Plan, which provides retirement benefits to certain officers and select employees, are as follows:

	Quarter Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Participant service cost	$557	$538	$1,671	$1,447
Interest cost	1,308	1,031	3,924	3,076
Amortization of net loss	724	412	2,172	1,239
Amortization of prior service cost	257	262	771	757

Total expense	$2,846	$2,243	$8,538	$6,519

NOTE 3: EARNINGS PER SHARE
The computation of earnings per share is as follows:

	Quarter Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Net earnings	$135,673	$107,453	$445,658	$360,909

Basic shares	256,757	271,599	261,920	272,683
Dilutive effect of stock options and performance share units	4,859	5,694	4,973	5,716

Diluted shares	261,616	277,293	266,893	278,399

Basic earnings per share	$0.53	$0.40	$1.70	$1.32
Diluted earnings per share	$0.52	$0.39	$1.67	$1.30

Antidilutive stock options and other	1,825	—	1,788	—

10 of 27

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 4: ACCOUNTS RECEIVABLE
The components of accounts receivable are as follows:

	October 28, 2006	January 28, 2006	October 29, 2005
Trade receivables
Unrestricted	$39,208	$32,070	$31,127
Restricted	558,354	552,671	534,252
Allowance for doubtful accounts	(15,704)	(17,926)	(18,262)

Trade receivables, net	581,858	566,815	547,117
Other	85,890	72,743	79,747

Accounts receivable, net	$667,748	$639,558	$626,864

Our restricted trade receivables are comprised of our Nordstrom private label card receivables, which back the $100,000 variable funding note due in February 2007. The unrestricted trade receivables consist primarily of our Façonnable trade receivables and accrued finance charges not yet allocated to customer accounts.
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
NOTE 5: INVESTMENT IN ASSET BACKED SECURITIES
Our investment in asset backed securities and the off-balance sheet financing are described in Notes 1 and 8 of our Annual Report on Form 10-K for the fiscal year ended January 28, 2006. The following table presents the co-branded Nordstrom VISA credit card balances and the estimated fair value of our investment in asset backed securities:

	October 28, 2006	January 28, 2006	October 29, 2005
Total face value of co-branded Nordstrom VISA credit card principal receivables	$844,634	$738,947	$692,539

Debt securities issued by the VISA Trust:
Off-balance sheet (sold to third parties):
2002 Class A & B notes	$200,000	$200,000	$200,000
2004-2 Variable funding notes	350,000	—	—

	$550,000	$200,000	$200,000

Transferor Interest amount recorded on Nordstrom, Inc.’s balance sheet:
Investment in asset backed securities at fair value	$313,656	$561,136	$509,759

In July 2006, the VISA Trust issued $300,000 for cash of variable funding notes at par; in September 2006, the VISA Trust issued $50,000 for cash of additional variable funding notes at par. The proceeds received by the VISA Trust were then sent to us in exchange for a reduction in the Transferor Interest in the VISA Trust held by Nordstrom, Inc. The reduction in the Transferor Interest was equal to a $350,000 reduction in our share of the principal balance of the underlying VISA credit card receivables since our last fiscal year end.

11 of 27

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 5: INVESTMENT IN ASSET BACKED SECURITIES (CONT.)
The following table presents the key assumptions we use to value the investment in asset backed securities:

	October 28, 2006	January 28, 2006	October 29, 2005
Weighted average remaining life (in months)	7.0	7.6	7.7
Average annual credit losses	6.0%	4.7%	5.9%
Average gross yield	16.9%	17.1%	17.3%
Weighted average coupon on issued securities	5.2%	5.2%	5.1%
Average monthly payment rates	8.4%	8.2%	8.1%
Discount rate on investment in asset backed securities	7.7% to 11.4%	5.9% to 11.1%	5.7% to 10.9%
The following table summarizes the income earned by the investment in asset backed securities that is included in other income including finance charges, net on the condensed consolidated statements of earnings:

	Quarter Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Interest income	$20,899	$15,461	$65,599	$48,028
Gain on sales of receivables and other income	7,744	8,678	23,775	22,022

	$28,643	$24,139	$89,374	$70,050

NOTE 6: DEBT
To manage our interest rate risk, we have an interest rate swap outstanding recorded in other liabilities. Our swap has a $250,000 notional amount, expires in January 2009 and is designated as a fully effective fair value hedge. Under the agreement, we receive a fixed rate of 5.63% and pay a variable rate based on LIBOR plus a margin of 2.3% set at six-month intervals (7.70% at October 28, 2006). The fair value of our interest rate swap is as follows:

	October 28, 2006	January 28, 2006	October 29, 2005
Interest rate swap fair value	$(8,952)	$(11,050)	$(12,202)
We retired the $300,000 Private Label Securitization debt when it matured in October 2006.
In October 2006, we amended our existing variable funding facility backed by Nordstrom private label card and VISA credit card receivables to increase the capacity of this facility from $450,000 to $600,000. Borrowings under the facility will incur interest based upon the actual cost of commercial paper plus specified fees ranging from 0.075% to 0.15%. As of October 28, 2006, the facility’s interest rate was 5.41%. We pay a commitment fee ranging from 0.125% to 0.15% for the note based on the amount of the commitment. Fee rates decrease if more than $50,000 is outstanding on the facility. The facility can be cancelled or not renewed if our debt ratings fall below Standard and Poor’s BB+ rating or Moody’s Ba1 rating. Our current rating by Standard and Poor’s is A, five grades above BB+, and by Moody’s is Baa1, three grades above Ba1.
In July 2006, the VISA Trust used this facility to issue $300,000 of Notes; in September 2006, the VISA Trust used this facility to issue an additional $50,000 of Notes. As the VISA Trust is a statutory business trust and the VISA credit card receivables transferred to it are accounted for as a sale under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the obligations of the VISA Trust are not recorded in our financial statements. The VISA Trust sent the proceeds from this note issuance to us in return for a reduction in our interest in the VISA Trust equal to a $350,000 decrease in our share of the principal balance of VISA credit card receivables since our last fiscal year end.

12 of 27

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 7: STOCK-BASED COMPENSATION
In 2004, our shareholders approved the 2004 Equity Incentive Plan. We currently grant stock options, performance share units and common shares under this plan.
Stock Options
As of October 28, 2006, we have options outstanding under three stock option plans (collectively, the “Nordstrom, Inc. Plans”). Options vest over periods ranging from four to eight years, and expire ten years after the date of grant. A summary of stock option activity under the Nordstrom, Inc. Plans is presented below:

	Nine Months Ended
	October 28, 2006		October 29, 2005
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of year	14,344	$15	18,320	$13
Granted	1,940	40	2,564	26
Exercised	(2,909)	13	(4,872)	13
Cancelled	(518)	26	(625)	16

Outstanding, end of period	12,857	$19	15,387	$15

In 2005 and 2006, stock option awards to employees were approved by the Compensation Committee of the Company’s Board of Directors and their exercise price was set at the closing price of our common stock on the Committee meeting date. The stock option awards provide recipients with the opportunity for financial rewards when our stock price increases. The awards are determined based upon a percentage of the recipients’ base salary and the fair value of the stock options, which was estimated using an option pricing model. The fair value per stock option was $16 in 2006 (using a Binomial Lattice option valuation model) and $10 in 2005 (using the Black-Scholes option valuation model). For the nine months ended October 28, 2006, we awarded stock options to 1,235 employees compared to 1,207 employees in the same period in 2005.
The total intrinsic value of options exercised during the nine months ended October 28, 2006 and October 29, 2005 was $75,459 and $77,915. The total fair value of stock options vested during the nine months ended October 28, 2006 and October 29, 2005 was $30,087 and $26,519. As of October 28, 2006, the total unrecognized stock-based compensation expense related to nonvested stock options was $45,662, which is expected to be recognized over a weighted average period of 30 months. The aggregate intrinsic value of options outstanding as of October 28, 2006 was $357,713.
The following table summarizes information about stock options outstanding for the Nordstrom, Inc. Plans as of October 28, 2006:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$8.03 - $9.00	3,019	6	$9	2,003	$9
$9.01 - $13.00	2,742	5	12	2,705	12
$13.01 - $20.00	3,238	5	19	1,794	18
$20.01 - $40.27	3,859	9	33	424	26

	12,858	6	$19	6,926	$13

13 of 27

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 7: STOCK-BASED COMPENSATION (CONT.)
Performance Share Units
We grant performance share units to align certain elements of our senior management compensation with our shareholder returns. Performance share units vest after a three-year performance period only when our total shareholder return (growth in stock price and reinvestment of dividends) is positive and outperforms companies in a defined peer group of direct competitors determined by the Compensation Committee of our Board of Directors. The percentage of units that vest depends on our relative position at the end of the performance period and can range from 0% to 125% of the number of units granted. As participants may elect to exchange each unit earned for one share of stock or the cash equivalent, these units are classified as a liability award.
At the end of each period, we record the performance share unit liability based on the vesting factors described above. At the end of October 28, 2006 and October 29, 2005, our liabilities included $9,314 and $11,716 for the units. For the nine months ended October 28, 2006 and October 29, 2005, stock-based compensation expense was $3,696 and $6,460. As of October 28, 2006, the remaining unrecognized stock-based compensation expense related to nonvested performance share units was $4,160, which is expected to be recognized over a weighted average period of 18 months. At January 28, 2006, 412,648 units were unvested. During the nine months ended October 28, 2006, 68,092 units were granted, 216,865 units vested and 8,396 units cancelled, resulting in an ending balance of 255,479 unvested units as of October 28, 2006.
The following table summarizes the information for performance share units that vested during the period:

	Nine Months Ended
	October 28, 2006	October 29, 2005
Number of performance share units vested	216,865	336,892
Total fair value of performance share units vested	$11,310	$10,159
Total amount of performance share units settled for cash	$5,982	$1,836
Nonemployee Director Stock Incentive Plan
The Nonemployee Director Stock Incentive Plan authorizes the grant of stock awards to our nonemployee directors. These awards may be deferred or issued in the form of restricted or unrestricted stock, nonqualified stock options or stock appreciation rights. We issued 5 shares of unrestricted stock for a total expense of $169 in 2006. An additional 15 shares were deferred for a total expense of $514. As of October 28, 2006, we had 755 remaining shares available for issuance.
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
We issued 446 shares under the ESPP during the nine months ended October 28, 2006. As of October 28, 2006 and October 29, 2005, we had current liabilities of $1,543 and $1,407 for future purchase of shares under the ESPP.

14 of 27

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 8: SEGMENT REPORTING
The following tables set forth the information for our reportable segments and a reconciliation to the consolidated totals:

Quarter ended	Retail
October 28, 2006	Stores	Credit	Direct	Other	Eliminations	Total

Net sales	$1,712,061	—	$131,367	$28,675	—	$1,872,103
Net sales increase (decrease)	11.0%	N/A	28.2%	31.4%	N/A	12.4%
Intersegment revenues	—	$9,019	—	—	$(9,019)	—
Interest expense, net	—	(6,481)	—	(4,938)	—	(11,419)
Other income including finance charges, net	(1,344)	63,397	(197)	(3,037)	—	58,819
Earnings before income tax expense	254,258	15,627	32,238	(80,953)	—	221,170
Earnings before income tax expense as a percentage of net sales	14.9%	N/A	24.5%	N/A	N/A	11.8%

Quarter ended	Retail
October 29, 2005	Stores	Credit	Direct	Other	Eliminations	Total

Net sales	$1,541,823	—	$102,484	$21,823	—	$1,666,130
Net sales increase (decrease)	8.9%	N/A	(3.6%)	N/A	N/A	8.0%
Intersegment revenues	—	$7,836	—	—	$(7,836)	—
Interest expense, net	—	(6,270)	—	(3,978)	—	(10,248)
Other income including finance charges, net	(2,003)	54,065	102	(4,814)	—	47,350
Earnings before income tax expense	189,423	8,753	22,144	(57,308)	—	163,012
Earnings before income tax expense as a percentage of net sales	12.3%	N/A	21.6%	N/A	N/A	9.8%

Nine months ended	Retail
October 28, 2006	Stores	Credit	Direct	Other	Eliminations	Total

Net sales	$5,494,677	—	$367,867	$67,250	—	$5,929,794
Net sales increase (decrease)	8.8%	N/A	16.6%	6.3%	N/A	9.3%
Intersegment revenues	—	$30,069	—	—	$(30,069)	—
Interest expense, net	—	(20,665)	—	(14,288)	—	(34,953)
Other income including finance charges, net	(6,953)	188,122	(546)	(7,115)	—	173,508
Earnings before income tax expense	792,061	48,896	88,304	(202,653)	—	726,608
Earnings before income tax expense as a percentage of net sales	14.4%	N/A	24.0%	N/A	N/A	12.3%
Total assets	2,466,157	932,699	126,939	1,182,587	—	4,708,382

Nine months ended	Retail
October 29, 2005	Stores	Credit	Direct	Other	Eliminations	Total

Net sales	$5,048,371	—	$315,404	$63,267	—	$5,427,042
Net sales increase	7.8%	N/A	4.8%	N/A	N/A	7.9%
Intersegment revenues	—	$27,556	—	—	$(27,556)	—
Interest expense, net	—	(18,818)	—	(14,973)	—	(33,791)
Other income including finance charges, net	(6,609)	162,800	66	(21,205)	—	135,052
Earnings before income tax expense	666,186	33,754	61,346	(183,501)	—	577,785
Earnings before income tax expense as a percentage of net sales	13.2%	N/A	19.4%	N/A	N/A	10.6%
Total assets	2,509,339	1,089,054	119,453	1,071,687	—	4,789,533

15 of 27

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 8: SEGMENT REPORTING (CONT.)
The segment information for the quarter and the nine months ended October 29, 2005 has been adjusted from our 2005 Form 10-Q disclosures as we now reflect Façonnable, Nordstrom Product Group and the distribution network in Other. Also, beginning in September 2005, we changed our internal method for recognizing returns of Direct sales at Retail Stores. Previously, these returns were recognized in the Direct segment and now they are recognized in the Retail Stores segment.
NOTE 9: SUPPLEMENTARY CASH FLOW INFORMATION

	Nine Months Ended
	October 28, 2006	October 29, 2005
Cash paid during the year for:
Interest (net of capitalized interest)	$44,593	$43,825
Income taxes	$336,357	$287,362
NOTE 10: CONTINGENCIES
Gain Contingencies
In July 2006, we received $5,586 of proceeds from the VISA Check/Master Money Antitrust Litigation. These proceeds were recorded as a gain in the second quarter of 2006 in other income including finance charges, net.
Loss Contingencies
We are involved in routine claims, proceedings, and litigation arising from the normal course of our business. The results of these claims, proceedings and litigation cannot be predicted with certainty. However, we do not believe any such claim, proceeding or litigation, either alone or in aggregate, will have a material impact on our results of operations, financial position, or liquidity.

16 of 27

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Dollar amounts in millions except per share amounts)
The following discussion should be read in conjunction with the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.
RESULTS OF OPERATIONS
Overview

	Third Quarter		Nine Months
	2006	2005	2006	2005
Net earnings	$135.7	$107.5	$445.7	$360.9
Net earnings as a percentage of net sales	7.2%	6.4%	7.5%	6.7%
Diluted earnings per share	$0.52	$0.39	$1.67	$1.30
Net earnings as a percentage of net sales improved 80 basis points for the quarter and 87 basis points for the nine months ended October 28, 2006 compared to the same periods last year. These results were driven by the combination of continued sales growth, merchandise margin rate expansion, stable selling cost rates, and leverage of general and administrative costs. Key highlights include:
•	Net sales increased 12.4% in the third quarter and 9.3% in the nine months ended October 28, 2006. Third quarter same-store sales increased 10.7%, our largest increase in the past ten quarters. For the nine months ended October 28, 2006, same-store sales increased 7.2%. For both periods all of our retail sales channels and geographic regions delivered positive same-store sales increases.

•	Gross profit as a percentage of net sales (gross profit rate) increased 156 basis points for the quarter and 71 basis points for the nine months ended October 28, 2006, delivered by merchandise margin improvement and leverage on our buying and occupancy costs.

•	Sales leverage on expenses resulted in a 17 basis point reduction in selling, general and administrative expenses as a percentage of net sales (SG&A rate) for the quarter and a 43 basis point reduction for the nine months ended October 28, 2006.

•	We repurchased 0.9 million shares of our common stock for $32.6 during the third quarter and 16.0 million shares for $595.5 during the first nine months of 2006. The resulting reduction in weighted-average shares outstanding had no material impact on diluted earnings per share for the quarter and a $0.06 impact for the nine months ended October 28, 2006.
Net Sales

	Third Quarter			Nine Months
	2006	2005		2006	2005
Net sales	$1,872.1	$1,666.1		$5,929.8	$5,427.0
Net sales increase	12.4%	8.0%		9.3%	7.9%
Retail segment net sales increase	11.0%	8.9%		8.8%	7.8%
Direct segment net sales increase	28.2%	(3.6%	)	16.6%	4.8%
Total company same-store sales increase	10.7%	5.9%		7.2%	6.1%
Retail segment net sales for the quarter and nine month periods increased over the same periods in the prior year due to same-store sales increases and new stores. Since the third quarter of 2005, net sales have benefited from the opening of two Full-Line stores and the relocation and expansion of another Full-Line store. These three stores increased our retail square footage by 2.1% compared to last year.

17 of 27

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Cont.) (Dollar amounts in millions except per share amounts)
All major merchandise categories achieved same-store sales growth above our overall sales plan. Key categories that performed ahead of plan were: Women’s Apparel, Accessories, and Designer merchandise across all categories. During the first and second quarter of this year our women’s apparel merchandise category had slight same-store sales decreases. In the third quarter, women’s apparel had a mid-single digit increase; same-store sales for the category were flat to last year for the nine months ended October 28, 2006.
For the quarter, our Direct segment had a 28.2% net sales increase and a 16.6% net sales increase for the nine months ended October 28, 2006. These increases were driven by continued growth in our online sales.
Gross Profit

	Third Quarter		Nine Months
	2006	2005	2006	2005
Gross profit	$712.0	$607.7	$2,200.0	$1,974.9
Gross profit rate	38.0%	36.5%	37.1%	36.4%

	Four Quarters Ended
	October 28,	October 29,
	2006	2005
Average inventory per square foot	$54.21	$54.08
Inventory turnover rate (for the most recent four quarters)	4.73	4.53
Compared to the same periods last year, our gross profit rate improved 156 basis points for the quarter and 71 basis points for the nine months ended October 28, 2006, driven primarily by improvements in our merchandise margin. All of our major merchandise categories delivered margin rate improvement for the quarter and all except one delivered rate improvement for the nine months ended October 28, 2006, as compared to the same periods last year. Additionally, for both periods, we experienced leverage on buying and occupancy expenses from better than planned sales.
Our buying and occupancy costs included $2.9 in the third quarter and $8.3 in the nine months ended October 28, 2006 for costs related to stock options awarded primarily to our merchant and product development groups. These costs impacted our gross profit rate by 16 basis points for the quarter and 14 basis points for the nine month period.
Our four-quarter average inventory turnover rate improved 4.6% in 2006, indicating that our merchandise planning and execution have continued to improve.

18 of 27

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Cont.) (Dollar amounts in millions except per share amounts)
Selling, General and Administrative Expenses (SG&A)

	Third Quarter		Nine Months
	2006	2005	2006	2005
Selling, general and administrative expenses	$538.2	$481.8	$1,612.0	$1,498.4
SG&A rate	28.7%	28.9%	27.2%	27.6%
Compared to the same period last year, our SG&A rate improved 17 basis points for the quarter and 43 basis points for the nine months ended October 28, 2006. For both periods, the performance resulted primarily from sales growth leverage. Our variable expense rate, which consists primarily of selling labor and credit expenses, was slightly lower than last year, and we leveraged our general and administrative costs, including non-selling labor and advertising. In the third quarter, further rate improvement was held back by a rise in compensation costs linked to the price of our company’s stock, which appreciated 38.4% in the quarter. This cost increase impacted our SG&A rate by 64 basis points and diluted earnings per share by $0.03 for the quarter. This increase reverses the favorable impact on SG&A that these costs had in the second quarter (due to a decline in our stock price), and for the nine months ended October 28, 2006 compensation costs that are tied to our stock’s performance have decreased by $4.3 compared to the same period in the prior year.
SG&A included $3.6 in the third quarter and $12.2 in the nine months ended October 28, 2006 for costs related to stock options awarded to employees in our store operations, business units and corporate service center. These costs impacted our SG&A rate by 19 basis points for the quarter and 20 basis points for the nine month period.
Interest Expense, net
Interest expense, net increased by $1.2 to $11.4 for the quarter ended October 28, 2006 and $35.0 for the nine months ended October 28, 2006 compared to the same periods in 2005. We had an increase in our average interest rates and slightly lower interest income as we reduced our cash and short-term investment balances in 2006 as compared to 2005.
Other Income Including Finance Charges, net

	Third Quarter		Nine Months
	2006	2005	2006	2005
Other income including finance charges, net	$58.8	$47.4	$173.5	$135.1
Other income including finance charges, net as a percentage of net sales	3.1%	2.8%	2.9%	2.5%
Other income including finance charges, net increased by $11.5 for the quarter and $38.5 for the nine months ended October 28, 2006. For both periods, the increase was primarily due to growth in our co-branded Nordstrom VISA credit card program.
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

19 of 27

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Cont.) (Dollar amounts in millions except per share amounts)
Return on Invested Capital (ROIC) (Non-GAAP financial measure)
In the past two years, we have incorporated Return on Invested Capital (ROIC) into our key financial metrics, and since 2005 have used it as an executive incentive measure. Overall performance as measured by ROIC correlates directly to shareholders’ return over the long-term. For the 12 months ended October 28, 2006, we improved our ROIC to 19.5% compared to 15.7% for the 12 months ended October 29, 2005. Our ROIC improved primarily from increased earnings before interest and taxes. See our GAAP ROIC reconciliation below. The closest GAAP measure is return on assets, which improved to 13.1% from 10.5% for the last 12 months ended October 28, 2006 compared to the 12 months ended October 29, 2005.
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
- Estimated income tax expense
= NOPAT
A reconciliation of our return on assets to ROIC is as follows:

	12 months ended
	October 28, 2006	October 29, 2005
Net earnings	$636.1	$500.9
Add: income tax expense	398.0	313.4
Add: interest expense, net	46.4	46.9

Earnings before interest and income tax expense	1,080.5	861.2

Add: rent expense	45.8	47.0
Less: estimated depreciation on capitalized operating leases[1]	(24.4)	(25.1)

Net operating profit	1,101.9	883.1

Estimated income tax expense	(423.9)	(335.2)

Net operating profit after tax	$678.0	$547.9

Average total assets[2]	$4,864.3	$4,759.6
Less: average non-interest-bearing current liabilities[3]	(1,390.2)	(1,307.6)
Less: average deferred property incentives[2]	(360.7)	(370.9)
Add: average estimated asset base of capitalized operating leases[4]	360.0	417.4

Average invested capital	$3,473.4	$3,498.5

Return on Assets	13.1%	10.5%
ROIC	19.5%	15.7%

[1]	Depreciation based upon estimated asset base of capitalized operating leases as described in Note 4 below.

[2]	Based upon the trailing 12-month average.

[3]	Based upon the trailing 12-month average for accounts payable, accrued salaries, wages and related benefits, other current liabilities and income taxes payable.

[4]	Based upon the trailing 12-month average of the monthly asset base which is calculated as the trailing 12 months rent expense multiplied by 8.

20 of 27

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Cont.) (Dollar amounts in millions except per share amounts)
LIQUIDITY AND CAPITAL RESOURCES
In the first nine months of 2006, cash decreased by $253.9. Cash outflows of $595.5 for common stock repurchases and the retirement of the $300.0 Private Label Securitization Notes were partially offset by cash inflows from operations of $712.5, including the $350.0 reduction in our investment in asset backed securities.
Operating Activities
In comparison to last year, net cash flow from operating activities increased by $336.1 to $712.5 in 2006, primarily due to the reduction of our investment in asset backed securities. Between July and September 2006, the VISA Trust issued a total of $350.0 for cash of variable funding notes at par. The proceeds received by the VISA Trust were then sent to us in exchange for a reduction in the Transferor Interest in the VISA Trust held by Nordstrom, Inc. (reflected as the investment in asset backed securities in our condensed consolidated balance sheets). The reduction in the Transferor Interest was equal to a $350.0 reduction in our share of the principal balance of the underlying VISA credit card receivables since our last fiscal year end.
Excluding the proceeds from the reduction of our investment in asset backed securities, our net cash flow from operating activities decreased $13.9, due partially to the timing of income tax payments.
Investing Activities
Net cash used in investing activities decreased by $63.5 to $140.1, primarily due to a reduction in capital expenditures and sales of short-term investments. Our capital expenditures decreased in 2006 as a result of the timing of our new store openings and remodels. In the first nine months of 2006, we opened one Full-Line store in Palm Beach Gardens, Florida and relocated and expanded our existing store at the Topanga Plaza in Canoga Park, California. During the same period in 2005, we opened four new stores.
In 2006, we sold our short-term investments and primarily used the proceeds for the common stock repurchases described below.
Financing Activities
Net cash used in financing activities increased to $826.3 in 2006 from $327.5 in 2005, due to an increase in cash outflows for common stock repurchases and the retirement of our $300.0 Private Label Securitization Notes, offset by a $100.0 borrowing under our variable funding note facility, secured by the Private Label receivables.
In the first nine months of 2006, we repurchased 16.0 million shares of our common stock for an aggregate purchase price of $595.5 (an average price per share of $37.18). In May 2006, our Board of Directors authorized $1,000.0 of share repurchases. As of October 28, 2006, the unused authorization was $617.4. The actual amount and timing of future share repurchases will be subject to market conditions and applicable SEC rules.

21 of 27

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Cont.) (Dollar amounts in millions except per share amounts)
In October 2006, we amended our existing variable funding note facility to increase the capacity of this facility from $450.0 to $600.0. This facility was used to borrow $100.0 in October 2006 secured by our Private Label receivables. Additionally, the VISA Trust used this facility to issue $300.0 of Notes in July 2006 and an additional $50.0 of Notes in September 2006. As the VISA Trust is a statutory business trust and the VISA credit card receivables transferred to it are accounted for as a sale under SFAS No. 140, the obligations of the VISA Trust are not recorded in our financial statements. The VISA Trust sent the proceeds from this note issuance to us in return for a reduction in our interest in the VISA Trust equal to a $350.0 decrease in our share of the principal balance of VISA credit card receivables since our last fiscal year end.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 requires that the tax effects of a position be recognized only if it is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The provisions of FIN 48 are effective for us as of the beginning of our 2007 fiscal year. We are currently evaluating the impact of adopting FIN 48 on our financial statements.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. We are assessing the potential impact on our financial statements.
Also in September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (FAS 158). FAS 158 addresses the accounting for defined benefit pension plans and other postretirement benefit plans. It will require the recognition of a plan’s overfunded or underfunded status as an asset or liability in the balance sheet and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 also requires the measurement date for plan assets and liabilities to coincide with the plan sponsor’s fiscal year end. This statement is effective for fiscal years ending after December 15, 2006, except the change in measurement date provisions, which is effective for fiscal years ending after December 15, 2008. We have two benefit plans that are impacted by this standard: our Supplemental Executive Retirement Plan (SERP) and our retiree medical plan. Based on recent valuations and projections of the funded status of these plans, we expect that the effect of the adoption of FAS 158 will be to increase total liabilities and to reduce shareholders’ equity by approximately $14 million. The actual impact of adopting FAS 158 will depend on the valuation of our plan obligations as of our 2006 measurement date.

22 of 27

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Cont.) (Dollar amounts in millions except per share amounts)
FORWARD-LOOKING INFORMATION CAUTIONARY STATEMENT
Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including anticipated financial results, use of cash and liquidity, store openings and trends in our operations. Actual future results and trends may differ materially from historical results or current expectations depending upon various factors including, but not limited to:
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
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
While we believe that the plaintiffs’ claims are without merit, we entered into a settlement agreement with the plaintiffs and the other defendants on July 13, 2003 in order to avoid the cost and distraction of protracted litigation. In furtherance of the settlement agreement, the case was re-filed in the United States District Court for the Northern District of California on behalf of a class of all persons who currently reside in the United States and who purchased “Department Store” cosmetics and fragrances from the defendants during the period May 29, 1994 through July 16, 2003. The Court gave preliminary approval to the settlement, and a summary notice of class certification and the terms of the settlement was disseminated to class members. On March 30, 2005, the Court entered a final judgment approving the settlement and dismissing the plaintiffs’ claims and the claims of all class members with prejudice, in their entirety. On April 29, 2005, two class members who had objected to the settlement filed notices of appeal from the Court’s final judgment to the United States Court of Appeals for the Ninth Circuit. One of the objectors has since dropped her appeal, but the other filed her appeal brief on March 20, 2006. Plaintiffs’ and defendants’ briefs were filed on May 25, 2006. The remaining objector filed her reply brief on June 14, 2006. The Ninth Circuit has not yet scheduled oral argument on the appeal. It is uncertain when the appeal will be resolved, but the appeal process could take as much as another year or more. If the Court’s final judgment approving the settlement is affirmed on appeal, or the appeal is dismissed, the defendants will provide class members with certain free products with an estimated retail value of $175 million and pay the plaintiffs’ attorneys’ fees, awarded by the Court, of $24 million. We do not believe the outcome of this matter will have a material adverse effect on our financial condition, results of operations or cash flows.
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
(dollars in millions, except per share amounts)

			Total Number of	Maximum Number (or
	Total Number	Average	Shares (or Units)	Approximate Dollar Value)
	of Shares	Price Paid	Purchased as Part of	Of Shares (or Units) that May
	(or Units	Per Share	Publicly Announced	Yet Be Purchased Under
	Purchased)	(or Unit)	Plans or Programs	the Plans or Programs[1]

August 2006 (July 30, 2006 to August 26, 2006)	210,000	$34.08	210,000	$642.8

September 2006 (August 27, 2006 to September 30, 2006)	685,800	$37.10	685,800	$617.4

October 2006 (October 1, 2006 to October 28, 2006)	—	—	—	$617.4

Total	895,800	$36.39	895,800

[1]	In the first nine months of 2006, we repurchased 16.0 million shares of our common stock for an aggregate purchase price of $595.5 (an average price per share of $37.18). In May 2006, our Board of Directors authorized $1,000.0 of share repurchases. As of October 28, 2006, the unused authorization was $617.4. The actual amount and timing of future share repurchases will be subject to market conditions and applicable SEC rules.
Item 6. Exhibits
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

NORDSTROM, INC. (Registrant)

/s/ Michael G. Koppel Michael G. Koppel Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: December 5, 2006

26 of 27

NORDSTROM, INC. AND SUBSIDIARIES
Exhibit Index

Exhibit		Method of Filing

10.1	Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One NA (incorporated by reference from Nordstrom Credit, Inc.’s Annual Report on Form 10-K for the year ended January 31, 2002, Exhibit 10.25), as amended February 25, 2005, February 24, 2006, June 26, 2006, and October 10, 2006.	Filed herewith electronically

10.2	Note Purchase Agreement dated December 16, 2004 between Nordstrom Credit Card Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and JPMorgan Chase Bank NA, as amended October 10, 2006.	Filed herewith electronically

31.1	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

27 of 27