Form 10-K
period 2007-02-03
NORDSTROM INC
filed 2007-03-23
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-15059
NORDSTROM, INC.
(Exact name of Registrant as specified in its charter)

Washington	91-0515058
(State or other jurisdiction of	(IRS employer
incorporation or organization)	Identification No.)

1617 Sixth Avenue, Seattle, Washington	98101
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: 206-628-2111
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
Common stock, without par value	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of July 28, 2006 the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $6.8 billion using the closing sales price on that day of $33.84. On March 2, 2007, 257,535 shares of common stock were outstanding (in thousands).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders scheduled to be held on May 22, 2007 are incorporated into Part III

Nordstrom, Inc. and subsidiaries  1

[This page intentionally left blank.]

Nordstrom, Inc. and subsidiaries  3

PART I
Item 1. Business.
DESCRIPTION OF BUSINESS
Nordstrom incorporated in the state of Washington in 1946 as the successor to a retail shoe business that started in 1901. We are one of the nation’s leading fashion specialty retailers, with 155 U.S. stores located in 27 states. The west coast and east coast are the areas in which we have the largest presence. Nordstrom is comprised of four segments: Retail Stores, Credit, Direct, and Other.
Retail Stores derives its revenues from sales of high-quality apparel, shoes, cosmetics and accessories. It includes our 98 Full-Line ‘Nordstrom’ stores, 50 discount ‘Nordstrom Rack’ stores, two clearance stores that operate under the name ‘Last Chance,’ and one free-standing shoe store. The Nordstrom Rack stores serve as outlets for clearance merchandise from our Full-Line stores and purchase merchandise directly from manufacturers.
In 2006, we opened one Full-Line store (Palm Beach Gardens, Florida), relocated one Full-Line Store (Canoga Park, California) and opened one Rack store (San Marcos, California). In 2007, we are scheduled to open three Full-Line stores (Natick, Massachusetts; Novi, Michigan; Denver, Colorado) and one Rack store (Tukwila, Washington). In 2008, we are scheduled to open eight Full-Line stores and relocate one Full-Line store.
Through our wholly owned federal savings bank, Nordstrom fsb, we offer a private label card, two co-branded Nordstrom VISA credit cards and a debit card for Nordstrom purchases. The credit and debit cards feature a shopping-based loyalty program designed to increase customer visits and spending in our Retail Stores and Direct segments. Our Credit segment generates earnings through finance charges and securitization-related gains on these cards.
Direct generates revenues from sales of high-quality apparel, shoes, cosmetics and accessories by serving our customers on the Web at www.nordstrom.com and through our catalogs. Most of the Direct segment’s sales are shipped via third-party carriers from our fulfillment center in Cedar Rapids, Iowa.
Our Other segment includes our four U.S. based ‘Façonnable’ boutiques and the 36 Façonnable boutiques located in France, Portugal and Belgium. Façonnable is a wholesaler and retailer of high quality men’s, women’s and boys’ apparel and accessories with distribution to over 45 countries. Façonnable has licensee and franchisee agreements with others who operate wholesale distribution and/or boutique locations in Spain, Turkey, Greece, the Middle East, Taiwan, Canada and Latin America. The Other segment also includes our product development team, called Nordstrom Product Group, which designs and coordinates the production of private label merchandise sold in our retail stores. In addition, this segment includes our corporate center operations.
For more information about our business and our reportable segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” on page 14 and Note 15 of the Notes to Consolidated Financial Statements in Item 8 on page 48.
FISCAL YEAR END
Our fiscal year ends on the Saturday closest to January 31st. References to 2006 relate to the 53-week fiscal year ended February 3, 2007. References to 2005 and 2004 relate to the 52-week fiscal years ended January 28, 2006 and January 29, 2005. References to 2007 relate to the 52 weeks ending February 2, 2008.
TRADEMARKS
We have approximately 169 registered trademarks or trademark applications. Our most notable trademarks include Nordstrom, Nordstrom Rack, Façonnable, Caslon, John W. Nordstrom, and Classiques Entier. Each of our trademarks is renewable indefinitely provided that it is still used in commerce at the time of the renewal.
RETURN POLICY
We offer our customers a fair and liberal return policy at our Full-Line stores and Nordstrom Direct (online and catalog). Our Nordstrom Rack stores accept returns up to 30 days from the date of purchase. In general, our return policy is somewhat more generous than industry standards. We utilize historical return patterns to estimate our expected returns.
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
In order to offer merchandise that our customers want, we purchase merchandise from a wide variety of high-quality suppliers. In 2006, our ten largest suppliers accounted for approximately 21% of our merchandise purchases. We also have arrangements with agents and contract manufacturers to produce our private label merchandise. We do not have long-term purchase commitments or arrangements with any of our merchandise suppliers. Our suppliers include domestic and foreign businesses. We expect our suppliers to meet our “Nordstrom Partnership: Standards and Business Practice Guidelines,” which address our standards for matters such as law, labor, health and safety, and environment.
COMPETITIVE CONDITIONS
All segments of our business are highly competitive. Each of our stores competes with other national, regional and local retail establishments that may carry similar lines of merchandise, including department stores, specialty stores, boutiques, mail order and Internet businesses. Our specific competitors vary from market to market. We believe the principal methods of competing in our industry include customer service, fashion, quality of product, depth of selection, store environment and location.
EMPLOYEES
During 2006, we regularly employed on a full or part-time basis an average of 52,900 employees. Due to the seasonal nature of our business, employment increased to approximately 56,500 employees in July 2006 and 57,400 in December 2006.
CAUTIONARY STATEMENT
Certain statements in this Annual Report on Form 10-K contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including anticipated results, store openings and trends in our operations. Actual future results and trends may differ materially from historical results or current expectations depending upon various factors including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Item 1A under the heading “Risk Factors”, the impact of economic and competitive market forces, terrorist activity or war may impact our customers and the retail industry, our ability to predict fashion trends, consumer apparel buying patterns, trends in personal bankruptcies and bad debt write-offs, changes in interest rates, employee relations, our ability to continue and control our expansion, remodel and investment plans, changes in government or regulatory requirements, our ability to control costs, weather conditions and hazards of nature.
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
WEB SITE ACCESS
Our Internet Web site address is www.nordstrom.com. We make available free of charge on or through our Internet Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of changes in beneficial ownership of securities on Form 4 and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file the report with or furnish it to the SEC. Interested parties may also access a Webcast of quarterly earnings conference calls and other financial events over our Internet Web site.
CORPORATE GOVERNANCE
We have a long-standing commitment to upholding a high level of ethical standards. In addition, as required by the listing standards of the New York Stock Exchange (“NYSE”) and the rules of the SEC, we have adopted Codes of Business Conduct and Ethics for our employees, officers and directors (“Codes of Ethics”) and Corporate Governance Guidelines. We have posted on our Web site our Codes of Ethics, our Corporate Governance Guidelines, and our Committee Charters for the Audit, Compensation, Corporate Governance and Nominating, Executive, and Finance committees. These items are also available in print to any person without charge upon request to:
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
IMPACT OF COMPETITIVE MARKET FORCES
The retail industry environment continues to change for many of our vendors and customers. In the future, our competition may partner more effectively with vendors to serve the market’s needs. If we do not effectively respond to changes in our environment, we may see a loss of market share to competitors, declining same-store sales, and declining profitability due to higher markdowns.
STORE GROWTH STRATEGY
As of February 2007, our plans for the next five years include opening 26 new or relocated stores and remodeling 69 existing stores. Our future net sales at new, relocated or remodeled stores may not meet our projections, which could reduce our operating performance. Performance in our new stores could also be impacted based on our ability to hire employees who are able to deliver the level of service customers have come to expect when shopping at our stores. In the past, our expected opening dates have sometimes been delayed because of developer plan delays. Our future growth could be negatively impacted by delays to our store opening, relocating or remodeling plans.
INFORMATION SECURITY AND PRIVACY
The protection of our customer, employee, and company data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements across our business units. In addition, our customers have a high expectation that we will adequately protect their personal information. A significant breach of customer, employee, or company data could damage our reputation and result in lost sales, fines, and lawsuits.
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
MULTI-CHANNEL STRATEGY EXECUTION
In 2005, we started to make changes in our Direct business that better align our online shopping environment and catalog with the customer experience in our Full-Line stores. These changes include: aligning our Direct merchandise offering with our Full-Line stores to create a seamless experience for our customers between our stores, catalogs and Web site, linking the Full-Line stores and Direct merchandise organization; reducing the number and frequency of our Direct catalog mailings; and transitioning our Direct inventory system onto our Full-Line store platform, all while dealing with changes in the Internet market in general. Based on our online sales trends and customer feedback in 2006, we believe that our strategy shift will improve our future operating performance. We also found that the technology changes will be more challenging than we initially anticipated. Executing this strategy may cost more and take longer than expected, which could impact our future operating performance.
BRAND AND REPUTATION
We have a well-recognized brand that is synonymous with the highest level of customer service and quality merchandise. Any significant damage to our brand or reputation may negatively impact same-store sales, lower employee morale and productivity, and diminish customer trust, resulting in a reduction in shareholder value.
CAPITAL EFFICIENCY AND PROPER ALLOCATION
Our goal is to invest capital to maximize our overall long-term returns. This includes spending on inventory, capital projects and expenses, managing debt levels, managing accounts receivable through our credit business, and returning value to our shareholders through dividends and share repurchases. To a large degree, capital efficiency reflects how well we manage the other key risks to our Company. The actions taken to address other specific risks may affect how well we manage the more general risk of capital efficiency. Our recent operating results have raised expectations about our performance. If we do not properly allocate our capital to maximize returns, we may fail to continue to produce similar financial results and we may experience a reduction in shareholder value.
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
TECHNOLOGY STRATEGY
We make investments in information technology to sustain our competitive position. We expect to spend approximately $170 million each year on information technology operations and system development, which is key to our growth strategy. We must monitor and choose the right investments and implement them at the right pace. Targeting the wrong opportunities, failing to make the best investment, or making an investment commitment significantly above or below the requirements of the business opportunity may result in the loss of our competitive position. In addition, an inadequate investment in maintaining our current systems may result in a loss of system functionality and increased future costs to bring our systems up to date.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The following table summarizes the number of retail stores owned or leased by us, and the percentage of total store square footage represented by each listed category at February 3, 2007:

		% of total store
	Number of Stores	square footage

Owned stores	32	25.3%
Owned on leased land	45	43.1%
Leased stores	111	30.1%
Partly owned and partly leased	3	1.5%

Total	191	100.0%

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
Nordstrom, Inc. and subsidiaries  7

The following table lists our retail store facilities as of February 3, 2007:

			Year				Year
		Square	Store			Square	Store
Location	Store Name	Footage	Opened	Location	Store Name	Footage	Opened

Full-Line Stores

ALASKA				ILLINOIS
Anchorage	Anchorage	97,000	1975	Chicago	Michigan Avenue	274,000	2000
				Oak Brook	Oakbrook Center	249,000	1991
ARIZONA				Schaumburg	Woodfield Shopping Center	215,000	1995
Chandler	Chandler Fashion Center	149,000	2001	Skokie	Old Orchard Center	209,000	1994
Scottsdale	Scottsdale Fashion Square	235,000	1998
				INDIANA
CALIFORNIA				Indianapolis	Circle Centre	216,000	1995
Arcadia	Santa Anita	151,000	1994
Brea	Brea Mall	195,000	1979	KANSAS
Canoga Park	Topanga	213,000	1984	Overland Park	Oak Park Mall	219,000	1998
Cerritos	Los Cerritos Center	122,000	1981
Corte Madera	The Village at Corte Madera	116,000	1985	MARYLAND
Costa Mesa	South Coast Plaza	235,000	1978	Annapolis	Annapolis Mall	162,000	1994
Escondido	North County	156,000	1986	Bethesda	Montgomery Mall	225,000	1991
Glendale	Glendale Galleria	147,000	1983	Columbia	The Mall in Columbia	173,000	1999
Irvine	Irvine Spectrum Center	130,000	2005	Towson	Towson Town Center	205,000	1992
Los Angeles	The Grove	120,000	2002
Los Angeles	Westside Pavilion	150,000	1985	MICHIGAN
Mission Viejo	The Shops at Mission Viejo	172,000	1999	Troy	Somerset Collection	258,000	1996
Montclair	Montclair Plaza	134,000	1986
Palo Alto	Stanford Shopping Center	187,000	1984	MINNESOTA
Pleasanton	Stoneridge Mall	173,000	1990	Bloomington	Mall of America	240,000	1992
Redondo Beach	South Bay Galleria	161,000	1985
Riverside	The Galleria at Tyler in Riverside	164,000	1991	MISSOURI
Roseville	Galleria at Roseville	149,000	2000	Des Peres	West County	193,000	2002
Sacramento	Arden Fair	190,000	1989
San Diego	Fashion Valley	220,000	1981	NEVADA
San Diego	Horton Plaza	151,000	1985	Las Vegas	Fashion Show	207,000	2002
San Diego	University Towne Center	130,000	1984
San Francisco	San Francisco Centre	350,000	1988	NEW JERSEY
San Francisco	Stonestown Galleria	174,000	1988	Edison	Menlo Park	204,000	1991
San Jose	Valley Fair	232,000	1987	Freehold	Freehold Raceway Mall	174,000	1992
San Mateo	Hillsdale Shopping Center	149,000	1982	Paramus	Garden State Plaza	282,000	1990
Santa Ana	MainPlace/Santa Ana	169,000	1987	Short Hills	The Mall at Short Hills	188,000	1995
Santa Barbara	Paseo Nuevo in Santa Barbara	186,000	1990
Walnut Creek	Broadway Plaza	193,000	1984	NEW YORK
				Garden City	Roosevelt Field	241,000	1997
COLORADO				White Plains	The Westchester	219,000	1995
Broomfield	FlatIron Crossing	172,000	2000
Littleton	Park Meadows	245,000	1996	NORTH CAROLINA
				Charlotte	SouthPark	151,000	2004
CONNECTICUT				Durham	The Streets at Southpoint	149,000	2002
Farmington	Westfarms	189,000	1997
				OHIO
FLORIDA				Beachwood	Beachwood Place	231,000	1997
Boca Raton	Town Center at Boca Raton	193,000	2000	Columbus	Easton Town Center	174,000	2001
Coral Gables	Village of Merrick Park	212,000	2002
Miami	Dadeland Mall	150,000	2004	OREGON
Orlando	The Florida Mall	174,000	2002	Portland	Clackamas Town Center	121,000	1981
Palm Beach Gardens	The Gardens	150,000	2006	Portland	Downtown Portland	174,000	1966
Tampa	International Plaza	172,000	2001	Portland	Lloyd Center	150,000	1963
Wellington	The Mall at Wellington Green	127,000	2003	Salem	Salem Center	71,000	1980
				Tigard	Washington Square	189,000	1974
GEORGIA
Atlanta	Perimeter Mall	243,000	1998	PENNSYLVANIA
Atlanta	Phipps Plaza	140,000	2005	King of Prussia	The Plaza at King of Prussia	238,000	1996
Buford	Mall of Georgia	172,000	2000

			Year				Year
		Square	Store			Square	Store
Location	Store Name	Footage	Opened	Location	Store Name	Footage	Opened

Full-Line Stores (Cont.)				Nordstrom Rack Group

RHODE ISLAND				Chandler, AZ	Chandler Festival Rack	37,000	2000
Providence	Providence Place	206,000	1999	Phoenix, AZ	Last Chance	48,000	1992
				Scottsdale, AZ	Scottsdale Promenade Rack	38,000	2000
TEXAS				Brea, CA	Brea Union Plaza Rack	45,000	1999
Austin	Barton Creek Square	150,000	2003	Chino, CA	Chino Spectrum Towne Center Rack	38,000	1987
Dallas	Galleria Dallas	249,000	1996	Colma, CA	Colma Rack	31,000	1987
Dallas	NorthPark Center	212,000	2005	Costa Mesa, CA	Metro Pointe at South Coast Rack	50,000	1983
Frisco	Stonebriar Centre	149,000	2000	Fresno, CA	Villaggio Retail Center Rack	32,000	2002
Houston	Houston Galleria	226,000	2003	Glendale, CA	Glendale Fashion Center Rack	36,000	2000
Hurst	NorthEast Mall	149,000	2001	Long Beach, CA	Long Beach CityPlace Rack	33,000	2002
San Antonio	The Shops at La Cantera	149,000	2005	Los Angeles, CA	The Promenade at Howard Hughes	41,000	2001
					Center Rack
UTAH				Ontario, CA	Ontario Mills Mall Rack	40,000	2002
Murray	Fashion Place	110,000	1981	Oxnard, CA	Esplanade Shopping Center Rack	38,000	2001
Orem	University Mall	122,000	2002	Roseville, CA	Creekside Town Center Rack	36,000	2001
				Sacramento, CA	Howe `Bout Arden Center Rack	54,000	1999
VIRGINIA				San Diego, CA	Mission Valley Rack	57,000	1985
Arlington	The Fashion Centre at	241,000	1989	San Francisco, CA	555 Ninth Street Retail Center	43,000	2001
	Pentagon City				Rack
Dulles	Dulles Town Center	148,000	2002	San Jose, CA	Westgate Mall Rack	48,000	1998
McLean	Tysons Corner Center	211,000	1988	San Leandro, CA	San Leandro Rack	44,000	1990
Norfolk	MacArthur Center	166,000	1999	San Marcos, CA	Grand Plaza Rack	35,000	2006
Richmond	Short Pump Town Center	128,000	2003	Woodland Hills, CA	Topanga Rack	64,000	1984
				Broomfield, CO	Flatiron Marketplace Rack	36,000	2001
WASHINGTON				Littleton, CO	Meadows Marketplace Rack	34,000	1998
Bellevue	Bellevue Square	285,000	1967	Miami, FL	Last Chance	26,000	2005
Lynnwood	Alderwood	151,000	1979	Sunrise, FL	The Oasis at Sawgrass Mills Rack	27,000	2003
Seattle	Downtown Seattle	383,000	1963	Buford, GA	Mall of Georgia Crossing Rack	44,000	2000
Seattle	Northgate	122,000	1965	Honolulu, HI	Ward Centers Rack	34,000	2000
Spokane	Spokane	137,000	1974	Chicago, IL	The Shops at State and	41,000	2003
Tacoma	Tacoma Mall	134,000	1966		Washington Rack
Tukwila	Southcenter	170,000	1968	Northbrook, IL	Northbrook Rack	40,000	1996
Vancouver	Vancouver	71,000	1977	Oak Brook, IL	The Shops at Oak Brook Place Rack	42,000	2000
				Schaumburg, IL	Woodfield Rack	45,000	1994
Other				Gaithersburg, MD	Gaithersburg Rack	49,000	1999
				Towson, MD	Towson Rack	31,000	1992
Honolulu, HI	Ward Centers Shoes	16,000	1997	Grand Rapids, MI	Centerpointe Mall Rack	40,000	2001
Façonnable	U.S. (4 boutiques)	53,000		Troy, MI	Troy Marketplace Rack	40,000	2000
Façonnable	International (36 boutiques)	96,000		Bloomington, MN	Mall of America Rack	41,000	1998
				Las Vegas, NV	Silverado Ranch Plaza Rack	33,000	2001
				Westbury, NY	The Mall at the Source Rack	48,000	1997
				Beaverton, OR	Tanasbourne Town Center Rack	53,000	1998
				Clackamas, OR	Clackamas Promenade Rack	28,000	1983
				Portland, OR	Downtown Portland Rack	32,000	1986
				King of Prussia, PA	The Overlook at King of	45,000	2002
					Prussia Rack
				Hurst, TX	The Shops at North East Mall Rack	40,000	2000
				Plano, TX	Preston Shepard Place Rack	39,000	2000
				Salt Lake City, UT	Sugarhouse Rack	31,000	1991
				Sterling, VA	Dulles Town Crossing Rack	41,000	2001
				Woodbridge, VA	Potomac Mills Rack	46,000	1990
				Auburn, WA	SuperMall of the Great	48,000	1995
					Northwest Rack
				Bellevue, WA	Factoria Mall Rack	46,000	1997
				Lynnwood, WA	Golde Creek Plaza Rack	38,000	1985
				Seattle, WA	Downtown Seattle Rack	42,000	1987
				Spokane, WA	NorthTown Mall Rack	28,000	2000

We plan to open three Full-Line stores and one Rack store in 2007 and eight Full-Line stores in 2008.
Nordstrom, Inc. and subsidiaries  9

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
While we believe that the plaintiffs’ claims are without merit, we entered into a settlement agreement with the plaintiffs and the other defendants on July 13, 2003 in order to avoid the cost and distraction of protracted litigation. In furtherance of the settlement agreement, the case was re-filed in the United States District Court for the Northern District of California on behalf of a class of all persons who currently reside in the United States and who purchased “Department Store” cosmetics and fragrances from the defendants during the period May 29, 1994 through July 16, 2003. The Court gave preliminary approval to the settlement, and a summary notice of class certification and the terms of the settlement was disseminated to class members. On March 30, 2005, the Court entered a final judgment approving the settlement and dismissing the plaintiffs’ claims and the claims of all class members with prejudice, in their entirety. On April 29, 2005, two class members who had objected to the settlement filed notices of appeal from the Court’s final judgment to the United States Court of Appeals for the Ninth Circuit. One of the objectors has since dropped her appeal, but the other filed her appeal brief on March 20, 2006. Plaintiffs’ and defendants’ briefs were filed on May 25, 2006. The remaining objector filed her reply brief on June 14, 2006. The Ninth Circuit heard oral arguments on the appeal on March 14, 2007. It is uncertain how long the Ninth Circuit will take to issue its decision or when the appeal will be resolved. If the District Court’s final judgment approving the settlement is affirmed on appeal, or the appeal is dismissed, the defendants will provide class members with certain free products with an estimated retail value of $175 million and pay the plaintiffs’ attorneys’ fees, awarded by the Court, of $24 million. We do not believe the outcome of this matter will have a material adverse effect on our financial condition, results of operations or cash flows.
Other
We are involved in routine claims, proceedings, and litigation arising from the normal course of our business. We do not believe any such claim, proceeding or litigation, either alone or in aggregate will have a material impact on our financial condition, results of operations, or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
MARKET, SHAREHOLDER, AND DIVIDEND INFORMATION
Our common stock, without par value, is traded on the New York Stock Exchange under the symbol “JWN.” The approximate number of holders of common stock as of March 14, 2007 was 151,926, based upon the number of registered and beneficial shareholders, as well as the number of employee shareholders in the Nordstrom 401(k) Plan and Profit Sharing.
The high and low sales prices of our common stock and dividends declared for each quarter of 2006 and 2005 are presented in the table below:

	Common Stock Price
	2006		2005		Dividends per Share
	High	Low	High	Low	2006	2005

1st Quarter	$42.90	$37.51	$28.14	$23.91	$0.105	$0.065
2nd Quarter	$39.50	$31.77	$37.46	$25.22	$0.105	$0.085
3rd Quarter	$49.52	$32.97	$37.96	$30.41	$0.105	$0.085
4th Quarter	$57.10	$45.37	$42.74	$33.58	$0.105	$0.085
Full Year	$57.10	$31.77	$42.74	$23.91	$0.42	$0.32

REPURCHASES
(Dollars in millions except per share amounts)
A summary of our fourth quarter share repurchases are as follows:

			Average	Total Number of Shares
	Total Number of		Price Paid	(or Units) Purchased as	Maximum Number (or Approximate Dollar
	Shares (or Units)		Per Share	Part of Publicly Announced	Value) of Shares (or Units) that May Yet Be
Period	Purchased		(or Unit)	Plans or Programs	Purchased Under the Plans or Programs[2]

Nov. 2006 (10/29/06 to 11/25/06)	—		—	—	$617.4
Dec. 2006 (11/26/06 to 12/30/06)	530,400	[1]	$49.09	529,800	$591.4
Jan. 2007 (12/31/06 to 2/3/07)	—		—	—	$591.4

Total	530,400		$49.09	529,800

1 Included in this balance are 600 shares that were not redeemed as part of a publicly announced repurchase plan or program. These shares were tendered by an employee to Nordstrom for tax withholding purposes.
2 In May 2006, our Board of Directors authorized a $1,000.0 share repurchase program. The prior $500.0 repurchase program, which was started in February 2005, was completed during the first quarter of 2006. During 2006, we purchased 5,422,362 shares of our common stock for an aggregate purchase price of $212.9 (an average price per share of $39.27) under the prior repurchase program. We purchased 11,122,977 shares of our common stock for an aggregate purchase price of $408.6 (an average price per share of $36.74) under the current repurchase program. As of February 3, 2007 the unused authorization was $591.4. The actual amount and timing of future share repurchases will be subject to market conditions and applicable SEC rules.
STOCK PRICE PERFORMANCE
The following graph compares, for each of the last five fiscal years, ending February 3, 2007, the cumulative total return of Nordstrom, Inc. common stock, Standard & Poor’s 500 Index and Standard & Poor’s Retail Index. The Retail Index is comprised of 38 retail companies, including the Company, representing a sector of the Standard & Poor’s 500 Index. The cumulative total return of Nordstrom, Inc. common stock assumes $100 invested on January 31, 2002 in Nordstrom, Inc. common stock and assumes reinvestment of dividends.

End of Fiscal Year:	2001	2002	2003	2004	2005	2006

Standard & Poor’s 500 Index	100	76	100	104	114	128
Standard & Poor’s Retail Index	100	71	105	119	129	147
Nordstrom, Inc. common stock	100	73	161	197	354	479

Nordstrom, Inc. and subsidiaries  11

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
Form 10-K.

Fiscal Year	2006	2005	2004	2003	2002	[4]	2001

Operations
Net sales	$8,560,698	$7,722,860	$7,131,388	$6,448,678	$5,944,656		$5,607,687
Same-store sales percentage increase (decrease)[1]	7.5%	6.0%	8.5%	4.1%	1.4%		(2.9% )
Gross profit	3,206,749	2,834,837	2,572,000	2,233,132	1,974,634		1,844,133
Gross profit rate[2]	37.5%	36.7%	36.1%	34.6%	33.2%		32.9%
Selling, general, and administrative expenses	(2,296,863)	(2,100,666)	(2,020,233)	(1,899,129)	(1,783,210)		(1,698,497)
Selling, general, and administrative rate[3]	26.8%	27.2%	28.3%	29.4%	30.0%		30.3%
Operating income	909,886	734,171	551,767	334,003	191,424		145,636
Interest expense, net	(42,758)	(45,300)	(77,428)	(90,952)	(81,921)		(75,038)
Other income including finance charges, net	238,525	196,354	172,942	155,090	139,289		133,890
Earnings before income tax expense	1,105,653	885,225	647,281	398,141	195,624	[5]	204,488
Earnings before income tax expense as a percentage of net sales	12.9%	11.5%	9.1%	6.2%	3.3%	[5]	3.6%
Net earnings	677,999	551,339	393,450	242,841	90,224		124,688
Net earnings as a percentage of net sales	7.9%	7.1%	5.5%	3.8%	1.5%		2.2%
Earnings per diluted share	$2.55	$1.98	$1.38	$0.88	$0.33		$0.46
Dividends per share	$0.42	$0.32	$0.24	$0.205	$0.19		$0.18
Return on average shareholders’ equity	31.8%	28.4%	23.0%	16.2%	6.7%		9.8%
Sales per square foot	$393	$369	$347	$325	$317		$319

Financial Position (at year end)
Customer accounts receivable, net	$608,599	$566,815	$580,397	$594,900	$606,861		$621,491
Investment in asset backed securities	428,175	561,136	422,416	272,294	124,543		58,539
Merchandise inventories	997,289	955,978	917,182	901,623	953,112		888,172
Current assets	2,742,193	2,874,157	2,572,444	2,524,843	2,125,356		2,095,317
Current liabilities	1,433,143	1,623,312	1,341,152	1,122,559	925,978		986,587
Land, buildings and equipment, net	1,757,215	1,773,871	1,780,366	1,807,778	1,849,961		1,761,082
Long-term debt, including current portion	630,452	934,394	1,030,107	1,234,243	1,350,595		1,424,242
Shareholders’ equity	2,168,521	2,092,681	1,788,994	1,634,009	1,372,864		1,316,245
Debt-to-capital ratio	22.5%	30.9%	36.5%	43.0%	49.6%		52.0%
Book value per share	8.43	7.76	6.59	5.90	5.07		4.89
Total assets	4,821,578	4,921,349	4,605,390	4,569,233	4,185,269		4,084,356

Store Information (at year end)
Full-Line stores	98	98	94	92	88		80
Rack and other stores	57	57	56	56	55		52
International Façonnable boutiques	36	32	31	31	23		24
Total square footage	20,170,000	20,070,000	19,397,000	19,138,000	18,428,000		17,048,000

1 Same-stores include stores that have been open at least one full year at the beginning of the year. Fiscal year 2006 includes an extra week (the 53rd week) as a result of our 4-5-4 retail reporting calendar. The 53rd week is not included in same-store sales calculations.
2 Gross profit rate is calculated as the gross profit as a percentage of net sales.
3 Selling, general, and administrative rate is calculated as the selling, general, and administrative expenses as a percentage of net sales.
4 2002 - The items below amounted to a net $90,638 charge ($71,041, net of tax, or $0.26 per diluted share):
•	Selling, general and administrative expenses included an impairment charge of $15,570 related to the write-down of an information technology investment in a supply chain software application in our private label business.
•	We purchased the outstanding shares of Nordstrom.com, Inc. series C preferred stock for $70,000. The minority interest purchase and reintegration costs resulted in a one-time charge of $53,168. No tax benefit was recognized as there was no possibility of a future tax benefit.
•	When we adopted SFAS No. 142, Goodwill and Other Intangible Assets, our initial impairment test of the Façonnable Business Unit resulted in an impairment charge to acquired tradename of $16,133 and to goodwill of $5,767. The impairment charge is reflected as a cumulative effect of accounting change ($13,359, net of tax).
5 In 2002, earnings before income tax expense and earnings before income tax expense as a percentage of net sales do not include the cumulative effect of an accounting change of $13,359, net of tax of $8,541.

(Dollars in thousands except sales per square foot and per share amounts)

Fiscal Year	2000[4]	1999[5]	1998	1997	1996

Operations
Net sales	$5,511,908	$5,144,754	$5,049,182	$4,864,604	$4,457,931
Same-store sales percentage increase (decrease)[1]	0.3%	(1.1% )	(2.7% )	4.0%	0.6%
Gross profit	1,854,220	1,781,929	1,704,237	1,568,791	1,378,472
Gross profit rate[2]	33.6%	34.6%	33.8%	32.2%	30.9%
Selling, general, and administrative expenses	(1,722,247)	(1,516,259)	(1,429,837)	(1,338,235)	(1,232,860)
Selling, general, and administrative rate[3]	31.2%	29.5%	28.3%	27.5%	27.7%
Operating income	131,973	265,670	274,400	230,556	145,612
Interest expense, net	(62,698)	(50,396)	(47,091)	(34,250)	(39,400)
Other income including finance charges, net	130,600	116,783	110,414	110,907	135,331
Earnings before income tax expense	167,018	332,057	337,723	307,213	241,543
Earnings before income tax expense as a percentage of net sales	3.0%	6.5%	6.7%	6.3%	5.4%
Net earnings	101,918	202,557	206,723	186,213	146,316
Net earnings as a percentage of net sales	1.8%	3.9%	4.1%	3.8%	3.3%
Earnings per diluted share	$0.39	$0.73	$0.70	$0.60	$0.45
Dividends per share	$0.175	$0.16	$0.15	$0.1325	$0.125
Return on average shareholders’ equity	8.4%	16.3%	15.0%	12.8%	10.2%
Sales per square foot	$341	$349	$362	$384	$377

Financial Position (at year end)
Customer accounts receivable, net	$649,504	$557,190	$560,564	$621,704	$661,332
Investment in asset backed securities	50,183	38,830	7,097	20,158	31,791
Merchandise inventories	945,687	797,845	750,269	826,045	719,919
Current assets	1,812,982	1,564,648	1,668,689	1,613,492	1,549,819
Current liabilities	950,568	866,509	794,490	979,031	795,321
Land, buildings and equipment, net	1,599,938	1,429,492	1,378,006	1,252,513	1,152,454
Long-term debt, including current portion	1,112,296	804,982	868,234	420,865	380,632
Shareholders’ equity	1,233,445	1,185,614	1,300,545	1,458,950	1,457,084
Debt-to-capital ratio	49.2%	42.5%	42.1%	31.9%	27.2%
Book value per share	4.61	4.48	4.58	4.78	4.57
Total assets	3,608,503	3,062,081	3,103,689	2,890,664	2,726,495

Store Information (at year end)
Full-Line stores	77	71	67	65	62
Rack and other stores	43	33	30	27	21
International Façonnable boutiques	20	0	0	0	0
Total square footage	16,056,000	14,487,000	13,593,000	12,614,000	11,754,000

1 Same-stores include stores that have been open at least one full year at the beginning of the year.
2 Gross profit rate is calculated as the gross profit as a percentage of net sales.
3 Selling, general, and administrative rate is calculated as the selling, general, and administrative expenses as a percentage of net sales.
4 2000 - The items below amounted to a net $56,084 charge ($34,211, net of tax, or $0.13 per diluted share):
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
5 1999 - The item below amounted to a net $10,000 charge ($6,111, net of tax, or $0.02 per diluted share):
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Nordstrom is a fashion specialty retailer offering high-quality apparel, shoes, cosmetics and accessories for women, men and children. We offer a wide selection of brand name and private label merchandise. We offer our products through multiple retail channels including our Full-Line ‘Nordstrom’ stores, our discount ‘Nordstrom Rack’ stores, our ‘Façonnable’ boutiques, our catalogs and on the Internet at www.nordstrom.com. Our stores are located throughout the United States and we have 36 Façonnable boutiques located in France, Portugal, and Belgium. In addition, we offer our customers a variety of payment products and services including our loyalty program.
STRATEGIC INITIATIVES
We believe we are well positioned to grow the value of our business by executing our strategy through the following key initiatives: enhancing our merchandise offering within our existing product categories, improving the shopping experience for our customers across all channels, and continuing to increase our presence where our customers shop.
Merchandise Strategies
We’ve found that there’s a great deal of opportunity to grow our sales in existing stores simply by earning a greater share of our customers’ business across multiple product categories. Our new systems and merchandising disciplines have helped us begin to take advantage of opportunities for increased sales by enhancing our ability to keep inventories fresh and turn them more rapidly. Customers are responding favorably to “newness” across all merchandise categories, leading to meaningful gains in areas such as men’s apparel, accessories, women’s and kids’ shoes and cosmetics throughout 2006. A consistently strong performer in 2006 was our designer category, including apparel, shoes and accessories merchandise. We are continuing to expand our offering of designer merchandise.
Multi-Channel Shopping Experience
Our future success continues to depend upon our ability to provide our customers with a superior and fully integrated shopping experience. As a multi-channel retailer, we are uniquely positioned to respond to evolving customer needs and expectations. The necessary resources have been committed and critical projects are underway in this effort. We are installing a new inventory system, and we are expanding both our fulfillment and call centers in Cedar Rapids, Iowa.
Our online store is essential to creating relationships with many of our most active and loyal customers. Many customers who start shopping with us online migrate to our stores. By giving customers a more similar shopping experience in-store and online, we’re making progress to become more relevant to today’s shoppers.
Increase Our Presence
Given the industry consolidation impacting many of our competitors, we see potential to gain market share and grow our business by increasing our presence where our customers live. Fortunately, we are in an advantageous position to reach new customers through building stores and enhancing our current ones. We’ve recently launched a $2.8 billion capital plan, with 80% of the dollars allocated to customer-facing investments, primarily new stores, remodels and relocations.
We will continue with a disciplined approach to real estate acquisitions, adding new stores when and where they pass our criteria. Our current strategy calls for a 4% to 5% increase in square footage growth through 2011 with 26 new or relocated stores announced through 2011.
OVERVIEW For the first time in our history, our earnings before income tax expense exceeded $1 billion in 2006. This result was driven primarily by the combination of continued sales growth, gross profit rate expansion and leverage of selling, general and administrative expenses. Key highlights include:
•	We achieved positive same-store sales growth for the fifth year in a row. Same-store sales increased 7.5% on top of our 6.0% increase in 2005 and our 8.5% increase in 2004.

•	Our gross profit rate increased 75 basis points primarily due to merchandise margin expansion.

•	With the sales growth mentioned above, we leveraged our overhead costs, resulting in a 37 basis point improvement in our selling, general and administrative expense rate.

•	Full year earnings per diluted share increased 28.8% over last year to $2.55.
Like many other retailers, Nordstrom follows the retail 4-5-4 reporting calendar, which included an extra week in fiscal 2006 (the 53rd week). The 53rd week is not included in same-store sales calculations.

RESULTS OF OPERATIONS
Net Sales (Dollars in Millions)

Fiscal Year	2006	2005	2004

Net sales	$8,560.7	$7,722.9	$7,131.4
Net sales increase	10.8%	8.3%	10.6%
Same-store sales increase	7.5%	6.0%	8.5%
Percentage of net sales by merchandise category:
Women’s apparel	35%	35%	36%
Shoes	20%	21%	20%
Men’s apparel	18%	18%	18%
Cosmetics	11%	11%	11%
Women’s accessories	10%	9%	9%
Children’s apparel	3%	3%	3%
Other	3%	3%	3%

2006 VS 2005 NET SALES
All of our Full-Line store regions and most of our Full-Line store merchandise categories had same-store sales increases. Our Full-Line stores had a 5.9% same-store sales increase, ahead of last year’s result of 5.4%. Some other retailers who combine an offering of high-end merchandise and customer service continued to experience positive sales growth in 2006. Our largest same-store sales increases came from our accessories, cosmetics and men’s apparel merchandise categories. Women’s apparel experienced same-store sales decreases in the first half of the year, but had same-store sales increases in the second half, resulting in a low single digit increase for the full year. The designer category, which benefited from additional investment because it is an important component of our merchandise strategy, had a double-digit same-store sales increase.
Our Rack same-store sales increased 10.9% in 2006, on top of last year’s 14.8% increase. Rack purchases the majority of its merchandise from third-parties and serves as a clearance channel for our Full-Line stores. The sales growth came from all regions and merchandise categories.
Our online store sales drove Nordstrom Direct’s 2006 total net sales increase of 23.0%. Our online sales benefited from the overall Internet marketplace expansion, driven by the continued adoption of higher-speed Internet connections which allow for convenient and efficient shopping, as well as utilization of the Internet as a tool for research and information before making a purchase decision. Catalog sales experienced an overall decline because we reduced our catalog mailings beginning in the middle of 2005.
Total net sales increased 10.8% as a result of our same-store sales increases as well as from the five Full-Line stores and one Rack store opened since February 2005. We also relocated one Full-Line store and expanded one Rack store, which contributed to our increase in total net sales. In the 53rd week, we had sales of $117.7. Sales for the 53rd week represented 1.5% of the total percentage increase versus the prior year.
2005 VS 2004 NET SALES
In our Full-Line stores, our accessories, cosmetics and men’s apparel merchandise categories experienced the largest same-store sales increases. Our shoes division had same-store sales increases. Our women’s apparel merchandise category had mixed same-store sales performance; women’s intimate, junior and contemporary apparel were the leaders in the women’s category, while women’s special sizes, better and bridge apparel had same-store sales decreases in 2005.
Our Rack same-store sales increased 14.8% in 2005, on top of an increase of 13.2% in 2004. Our sales increase was driven by the Rack’s merchandise mix, especially our ability to offer customers branded merchandise.
Nordstrom Direct’s 2005 sales, including shipping revenue, increased by 1.1%. Online store sales had a double-digit increase. In February 2005, we reduced our shipping fees, which drove additional online sales but reduced our overall shipping revenue. As part of the multi-channel strategy (see page 6), we reduced our Direct catalog mailings significantly beginning in July 2005 and we shifted the merchandise offering to be more aligned with the Full-Line stores. The decrease in the number of Direct catalog mailings, along with a continuing shift of catalog customers to our online store, resulted in a drop in catalog sales in 2005.
Total net sales also increased as a result of our same-store sales increases as well as from the six Full-Line stores opened since February 2004.
2007 FORECAST OF SAME-STORE SALES
In 2007, we plan to open three Full-Line stores and one Rack store, increasing retail square footage by approximately 2.4%. We are assuming low single digit same-store sales growth in our Full-Line and Rack stores, with a higher growth rate for Nordstrom Direct. In total, we expect 2007 same-store sales to increase 3% to 4%.
Nordstrom, Inc. and subsidiaries  15

Gross Profit (Dollars in Millions Except Per Square Foot Amounts)

Fiscal Year	2006	2005	2004

Gross profit	$3,206.7	$2,834.8	$2,572.0
Gross profit rate	37.5%	36.7%	36.1%
Average inventory per square foot	$52.37	$51.25	$52.46
Inventory turnover rate*	5.06	4.84	4.51

* Inventory turnover rate calculated as 5-quarter average inventory divided by annual cost of sales.
2006 VS 2005 GROSS PROFIT
Our gross profit rate improved 75 basis points, driven primarily by expansion of our merchandise margin rate. All major merchandise categories contributed to this rate expansion, in part due to an increase of regular price merchandise sales. Our women’s apparel category experienced significant rate expansion in the second half of the year due to strategy changes that brought a sharper focus to our merchandise offering.
For the first time, this year our buying and occupancy costs included expenses related to stock options awarded primarily to our merchant and product development groups. These costs were $11.9 and impacted our gross profit rate by 14 basis points. Despite this additional expense, we leveraged our buying and occupancy costs on sales growth.
Sales growth and continued inventory discipline resulted in improvement in our inventory turnover rate, which increased 4.5%.
2005 VS 2004 GROSS PROFIT
While we showed growth in our same-store sales in 2005, we held buying and occupancy costs relatively consistent with 2004. In addition, our merchandise costs increased in-line with our sales increases. As a result, we drove a gross profit rate improvement of 60 basis points.
Our inventory turnover rate improved 7.3% in 2005, indicating that our merchandise planning and execution have continued to improve.
2007 FORECAST OF GROSS PROFIT
In 2007, if we achieve our planned same-store sales growth, we expect a net 30 to 40 basis point improvement in our gross profit rate from continued sales leverage on buying and occupancy costs along with improved merchandise margin.
Selling, General and Administrative Expenses (Dollars in Millions)

Fiscal Year	2006	2005	2004

Selling, general and administrative expenses	$2,296.9	$2,100.7	$2,020.2
Selling, general and administrative rate	26.8%	27.2%	28.3%

2006 VS 2005 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
We expect our selling, general and administrative rate to decrease when sales increase as we gain leverage on our fixed overhead costs. This rate decreased in 2006, but the decrease was less than the 2005 improvement. In 2005, our selling, general, and administrative rate was reduced by 24 basis points for favorable developments in our workers’ compensation reserve. In 2006, our selling, general and administrative rate was unfavorably impacted by 20 basis points for new stock option expenses from the adoption of Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”).
2005 VS 2004 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
The primary component of our selling, general and administrative expenses that varies with our same-store sales is our selling costs. Most of our other expenses do not fluctuate with changes in our same-store sales. In 2005, as our same-store sales increased 6.0%, our general and administrative expenses were essentially in-line with 2004 and we benefited from a favorable adjustment to our workers’ compensation reserve. These factors combined to give us a 110 basis point decrease in our selling, general and administrative rate.
2007 FORECAST OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In 2007, our selling, general and administrative rate is expected to increase by 5 to 15 basis points due to the impact of an upcoming securitization transaction (see Off-Balance Sheet Financing on page 21) and incremental new store pre-opening costs (see Investing Activities on page 20). These two factors, which are expected to increase our selling, general and administrative expenses by $37 to $47, or 45 to 55 basis points, will offset the expected 35 to 45 basis points of rate improvement from additional sales leverage on fixed overhead costs.

Interest Expense, Net (Dollars in Millions)

Fiscal Year	2006	2005	2004

Interest expense, net	$42.8	$45.3	$77.4

2006 VS 2005 INTEREST EXPENSE, NET
Interest expense, net decreased $2.5 in 2006 compared to 2005. The decrease is primarily due to increased interest income from higher average cash investment balances.
2005 VS 2004 INTEREST EXPENSE, NET
Interest expense, net decreased $32.1 in 2005 compared to 2004. The decrease is primarily due to debt prepayment costs of $20.9 incurred in 2004 in connection with a $198.2 debt buyback. We did not incur similar costs in 2005.
2007 FORECAST OF INTEREST EXPENSE, NET
We expect interest expense, net to be flat in 2007 due to the upcoming securitization transaction (see Off-Balance Sheet Financing on page 21).
Other Income Including Finance Charges, Net (Dollars in Millions)

Fiscal Year	2006	2005	2004

Other income including finance charges, net	$238.5	$196.4	$172.9
Other income including finance charges, net as a percentage of net sales	2.8%	2.5%	2.4%

2006 VS 2005 OTHER INCOME INCLUDING FINANCE CHARGES, NET
Other income including finance charges, net increased $42.2, primarily due to growth in the co-branded VISA credit card program. The principal balances of receivables in the VISA credit card, which are held by a separate trust in which we hold a certificated interest, increased 22.9% during 2006. The receivables growth increase produces an increase in the trust’s earnings and our income.
In addition, income from finance charges on our private label card has increased due to program growth.
In July 2006, we received $5.6 of proceeds from the VISA Check/Master Money Antitrust Litigation. These proceeds were recorded as a gain in the second quarter of 2006 in other income including finance charges, net.
2005 VS 2004 OTHER INCOME INCLUDING FINANCE CHARGES, NET
Other income including finance charges, net increased $23.4, due to earnings growth in the Nordstrom fsb co-branded VISA credit card program and our gift card breakage income of $8.0. The principal balances of receivables in the VISA credit card, which are held by a separate trust in which we hold a certificated interest, increased 20.6% during 2005.
Gift card breakage income was a new component of income in 2005. Unclaimed property legislation changed in 2004 to allow us to retain unused balances on gift cards. We analyzed the experience of our program since it was introduced in 1999, and we determined that balances remaining on cards issued five years ago are unlikely to be redeemed. The breakage income recognized in 2005 includes $2.6 and $5.4 for cards issued in 1999 and 2000. Breakage income is approximately 3.5% of the amount of initially issued gift cards.
2007 FORECAST OF OTHER INCOME INCLUDING FINANCE CHARGES, NET
In 2007, other income including finance charges, net is expected to increase approximately $25.0 to $35.0. The co-branded VISA receivables will be recorded on the balance sheet initially at fair value with no allowance for credit losses. Normal write-offs for uncollectible VISA receivables, estimated at $19 along with other costs net at $4, will be recorded in other income including finance charges, net over the eight month period following the transaction.
Nordstrom, Inc. and subsidiaries  17

Income Tax Expense (Dollars in Millions)

Fiscal Year	2006	2005	2004

Income tax expense	$427.7	$333.9	$253.8
Effective tax rate	38.7%	37.7%	39.2%

2006 VS 2005 INCOME TAX EXPENSE
Our expected effective tax rate, considering the federal tax rate of 35.0% and the net effect of state income taxes, is 38.5%. Our actual effective tax rate was slightly higher than our expected rate because our estimates of the taxes due for prior years increased based on recent developments.
2005 VS 2004 INCOME TAX EXPENSE
In 2005, our actual effective tax rate was below our expected 38.5% because our 2004 tax expense, which was finalized in the third quarter of 2005, was less than we planned; we reduced our reserve when the audits of our 2000 and 2001 federal tax returns were completed; and, we utilized a larger than previously estimated amount of our capital loss carryforward.
2007 FORECAST OF INCOME TAX EXPENSE
In 2007, we expect our effective tax rate to be 38.5%.
Net Earnings and Earnings per Diluted Share (Dollars in Millions Except Per Share Amounts)

Fiscal Year	2006	2005	2004

Net earnings	$678.0	$551.3	$393.5
Net earnings as a percentage of net sales	7.9%	7.1%	5.5%
Earnings per diluted share	$2.55	$1.98	$1.38

2006 VS 2005 NET EARNINGS AND EARNINGS PER DILUTED SHARE
Our 7.5% same-store sales increase combined with gross profit rate improvement and sales leverage on selling, general and administrative expenses drove net earnings of $678.0 and earnings per diluted share of $2.55. During the year, we repurchased 16.5 million shares of our common stock, favorably impacting earnings per diluted share by $0.10. The 53rd week contributed $0.02 to earnings per diluted share.
2005 VS 2004 NET EARNINGS AND EARNINGS PER DILUTED SHARE
In 2005, net earnings increased 40.1% and earnings per diluted share increased 43.5% as a result of our same-store sales growth and sales leverage on buying and occupancy and general and administrative expenses. In 2004, we incurred prepayment costs and wrote off deferred debt costs totaling $20.9, or $0.05 per diluted share, upon prepayment of $198.2 of long-term debt. We did not incur similar costs in 2005.
2007 FORECAST OF EARNINGS PER DILUTED SHARE
We expect our earnings per diluted share to be in the range of $2.78 to $2.84 in 2007. The securitization transaction is expected to impact earnings per diluted share by $0.05 and the incremental pre-opening costs for new stores are expected to impact earnings per diluted share by $0.03.
Fourth Quarter Results (Dollars in Millions)
Net earnings for the fourth quarter of 2006 were $232.3 compared with $190.4 in 2005. Total sales for the quarter increased 14.6% to $2,630.9 and same-store sales increased by 8.3%. Sales in the 53rd week of $117.7 represented 5.1% of the total percentage increase versus the prior year. Strong regular price sales across all major merchandise categories throughout the quarter and a successful holiday season resulted in same-store sales growth above our overall sales plan. Our designer apparel, accessories, men’s apparel, and cosmetics merchandise categories experienced the largest same-store sales increases. As it did in the third quarter, our women’s apparel category had a mid-single digit increase.
Our gross profit rate increased to 38.3% from 37.5% last year. Merchandise margin improved versus the prior year, driven mainly by lower markdowns and higher sell-through of inventory, especially in women’s apparel.
Our selling, general and administrative rate improved 20 basis points from 26.2% to 26.0%. Overall, expenses during the fourth quarter trended in line with the improved performance in sales and gross profit compared to last year. Performance-based incentive compensation costs driven by goals for total year results and share price appreciation accelerated above plan, as fiscal 2006 sales, gross profit, and earnings before income tax expense results exceeded our plan.

Return on Invested Capital (ROIC) (Non-GAAP financial measure) (Dollars in Millions)
In the past two years, we have incorporated Return on Invested Capital (ROIC) into our key financial metrics, and since 2005 have used it as an executive incentive measure. Overall performance as measured by ROIC correlates directly to shareholders’ return over the long-term. For the 12 fiscal months ended February 3, 2007, we improved our ROIC to 20.9% compared to 16.9% for the 12 months ended January 28, 2006. Our ROIC improved primarily from increased earnings before interest and taxes. See our GAAP ROIC reconciliation below. The closest GAAP measure is return on assets, which improved to 14.0% from 11.5% for the last 12 months ended February 3, 2007 compared to the 12 months ended January 28, 2006.
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

- Estimated depreciation on capitalized operating leases

= Net operating profit
- Estimated income tax expense
= NOPAT

	12 fiscal months ended
	February 3, 2007	January 28, 2006

Net earnings	$678.0	$551.3
Add: income tax expense	427.7	333.9
Add: interest expense, net	42.7	45.3

Earnings before interest and income tax expense	1,148.4	930.5

Add: rent expense	47.6	41.5
Less: estimated depreciation on capitalized operating leases[1]	(25.4)	(22.1)

Net operating profit	1,170.6	949.9

Estimated income tax expense	(452.4)	(358.7)

Net operating profit after taxes	$718.2	$591.2

Average total assets[2]	$4,854.1	$4,800.7
Less: average non-interest-bearing current liabilities[3]	(1,424.0)	(1,320.6)
Less: average deferred property incentives[2]	(357.9)	(364.5)
Add: average estimated asset base of capitalized operating leases[4]	361.6	384.7

Average invested capital	$3,433.8	$3,500.3

Return on assets	14.0%	11.5%
ROIC	20.9%	16.9%

1 Depreciation based upon estimated asset base of capitalized operating leases as described in Note 4 below.
2 Based upon the trailing 12-month average.
3 Based upon the trailing 12-month average for accounts payable, accrued salaries, wages and related benefits, other current liabilities and income taxes payable.
4 Based upon the trailing 12-month average of the monthly asset base which is calculated as the trailing 12 months rent expense multiplied by 8.
Nordstrom, Inc. and subsidiaries  19

LIQUIDITY AND CAPITAL RESOURCES (Dollars in Millions)
Overall, cash decreased by $60.1 to $402.6 as of February 3, 2007. Over the course of the year, we sold $350.0 of our interest in the co-branded VISA receivables primarily to retire $300.0 of debt, and we repurchased $621.5 worth of stock. Our strong cash flow and low debt levels place us in a position of flexibility to support our value growth plan.
Operating Activities (Dollars in Millions)
2006 VS 2005 OPERATING ACTIVITIES
Net cash flow from operating activities increased from $776.2 to $1,142.4, an increase of $366.2 primarily because we reduced our investment in asset backed securities by $350.0 to fund the repayment of $300.0 of private label securitization debt. Also, we were successful in expanding our private label charge card and co-branded Nordstrom VISA credit card programs, which increased our investment in these programs but provided increased earnings.
2005 VS 2004 OPERATING ACTIVITIES
Net cash flow from operating activities increased from $606.3 to $776.2, an increase of $169.9 primarily due to the growth in our net earnings. Our co-branded VISA credit card program continued to grow in 2005 as we increased the capital we allocate to fund this program. Under our co-branded VISA program, we earn interchange and finance charge income and we offer card holders merchandise certificates, which can be redeemed in our stores, similar to a gift certificate.
In the course of negotiating for store locations, some developers offer up-front cash payments to defray our capital expenditures in exchange for our commitment to operate a store in their development. In 2005, we received incentives totaling $49.5, which is an increase of $29.6 over 2004. Property incentive receipts vary year to year, depending on the number of our store openings and remodels and the arrangements we negotiate with developers.
2007 FORECAST FOR OPERATING ACTIVITIES
In 2007, we will move the co-branded VISA receivables onto our balance sheet as part of the securitization transition (see Off-Balance Sheet Financing on page 21). We expect operating cash flows to decrease due to this change and receivable growth. Increased net earnings are expected to partially offset this decrease.
Investing Activities (Dollars in Millions)
In the past three years, we have had two principal types of investing activities: capital expenditures and short-term investments.
CAPITAL EXPENDITURES
Our annual capital expenditures ranged from $246.9 to $271.7 between 2004 and 2006. The largest components of these expenditures were for new or relocated stores and store remodels.
In 2006 we opened one Full-Line store at The Gardens Mall in Palm Beach Gardens, Florida, we relocated our Topanga store in Canoga Park, California and we opened one Rack store at Grand Plaza in San Marcos, California. Together these openings increased our gross square footage approximately 1.2%. Our total square footage as of February 3, 2007 was 20.2 million. In 2006, 35% of our capital expenditures were for new or relocated stores, 32% were for major remodels and 7% were for minor remodels. In addition, 13% of our capital expenditures were for information technology and 13% were for other projects.
Our capital expenditures over the last three years totaled $782.9. These capital expenditures were offset by property incentives of $100.0. With these capital expenditures, we added stores, enhanced existing facilities and improved our information systems. More than 1.0 million square feet of retail store space have been added during this period, representing an increase of 5.4% since January 31, 2004.
We expect that our capital expenditures will be approximately $2,800.0 over the next five years, with $520.0 to $540.0 planned for 2007. We plan to use 52% of this investment to build new stores, 27% on remodels, 9% on information technology and 12% for minor remodels and other projects.
Compared to the previous five years, capital expenditures will increase 138%, with increased spending allocated to new stores. Our current strategy calls for a 4% to 5% annual increase in square footage growth, with 26 new or relocated stores announced through 2011; over half of these stores will be in our Northeast and Midwest regions. The estimated capital project spending does not include potential investments in new stores resulting from the current industry consolidation. We believe we have the capacity to address additional capital investments should opportunities arise.
In the second half of 2007, we expect to open three new Full-Line stores and one Rack store, and in the first quarter of 2008, we expect to open four new Full-Line stores. We typically incur the majority of our pre-opening costs in the six months prior to opening. In 2007, new store pre-opening costs, which will be recorded in selling, general and administrative expenses, are expected to impact our earnings per diluted share by $0.03.
As of February 3, 2007, we were contractually committed to spend $32.2 for constructing new stores, remodeling existing stores, and other capital projects.
SHORT-TERM INVESTMENTS
In 2006, we sold our short-term investments and primarily used the proceeds for common stock repurchases.

Financing Activities (Dollars in Millions)
Over the past three years, our net operating cash inflows have exceeded our net investing cash outflows, and we used this excess cash flow to repay long-term debt, pay dividends, and to repurchase our common stock. Over this three-year period, the price of our common stock has increased, which spurred stock option exercises that also increased our net cash.
DEBT RETIREMENT
The following table outlines our debt retirement activity:

Fiscal Year	2006	2005	2004

Principal repaid or retired:
Private Label Securitization, 4.82%, due 2006	$300.0	—	—
Senior notes, 8.95%, due 2005	—	—	$196.8
Notes payable, 6.7%, due 2005	—	$96.0	$1.5

Total	$300.0	$96.0	$198.3

Total cash payment	$300.0	$96.0	$220.1

We retired the $300.0, 4.82% Private Label Securitization debt when it matured in October 2006. We repaid the remaining $96.0 of our 6.7% medium-term notes when they matured in 2005. The cash payments in 2004 that exceeded the principal retired represent early prepayment premiums.
SHARE REPURCHASE
In August 2004, our Board of Directors authorized $300.0 of share repurchases, replacing a previous share repurchase authorization. By the end of 2004, we purchased 13.8 million shares in the open market for the entire authorized amount of $300.0 at an average price of $21.71 per share.
In February 2005, our Board of Directors authorized an additional $500.0 of share repurchases. Overall for 2005, we purchased 8.5 million shares for $287.1 at an average price of $33.80 per share. We utilized the remaining authorization of $212.9 in February and March of 2006, purchasing 5.4 million shares at an average price of $39.27 per share.
Our Board of Directors authorized an additional $1,000.0 of share repurchases in May 2006. During the remainder of the year we repurchased 11.1 million shares for $408.6 at an average price of $36.74. As of February 3, 2007 the unused authorization was $591.4. The actual amount and timing of future share repurchases will be subject to market conditions and applicable SEC rules.
Debt-to-Capital Ratio
Our recent favorable operating results increased our shareholders’ equity and allowed us to reduce our long-term debt, which contributed to a decrease in our debt-to-capital ratio from 36.5% at the end of 2004 to 22.5% at the end of 2006. In the third quarter of 2006, we repaid $300.0 of long-term debt by selling a portion of our interest in the co-branded Nordstrom VISA receivable trust. This arrangement put us below our target debt-to-capital range of 25% to 40%. In the first quarter of 2007, we will be increasing our debt and asset levels as a result of a new co-branded Nordstrom VISA securitization transaction. Both the co-branded Nordstrom VISA receivables and the debt backed by those receivables will be recorded on our balance sheet. In anticipation of this new securitization structure, we are adjusting our target debt-to-capital ratio range to 30% to 45% going forward.
Off-Balance Sheet Financing (Dollars in Millions)
Through our wholly owned federal savings bank, Nordstrom fsb, we offer a private label charge card and two co-branded Nordstrom VISA credit cards. The private label charge card receivables are held in a trust, which may issue third-party debt that is securitized by the private label receivables; the private label program is treated as ‘on-balance sheet’, with the receivables, net of bad debt allowance, and debt, if any, recorded on our balance sheet, the finance charge income recorded in other income including finance charges, net, and the bad debt expense recorded in selling, general and administrative expenses.
The co-branded Nordstrom VISA credit card receivables are held in a separate trust (the VISA Trust), which may issue third-party debt that is securitized by the co-branded Nordstrom VISA credit card receivables. The co-branded Nordstrom VISA credit card program is treated as ‘off-balance sheet.’ We record the fair value of our interest in the VISA Trust on our balance sheet, gains on the sale of receivables to the VISA Trust and our share of the VISA Trust’s finance income in other income including finance charges, net. As of February 3, 2007, the VISA Trust had co-branded Nordstrom VISA credit card receivables with a total face amount of $908.0 and had outstanding two series of notes held by third-parties: $200.0 of 2002 Class A&B notes that mature in April 2007, and $350.0 of 2004-2 variable funding notes that may be renewed in August 2007. In fiscal 2006, the co-branded Nordstrom VISA credit card receivables had an average gross yield of 16.8% and average annual credit losses of 2.8%. The weighted average interest rate on the third-party notes was 5.3%.
Following the repayment of the VISA Trust’s $200.0 notes in April 2007, we plan to merge the private label charge card and co-branded VISA programs into one securitization program. The advantage of a combined program is that it will provide us with greater borrowing flexibility as we will be able to borrow funds based on the outstanding balance of the combined receivables, it will lower our administrative costs, and will give us one method of accounting for these similar programs — ‘on-balance sheet.’
When we combine these programs, we plan to also increase our borrowing against these combined receivables to a range of $800.0 to $900.0.
Nordstrom, Inc. and subsidiaries  21

In the first quarter, the VISA Trust requires that cash receipts be used to establish a pre-funding account to repay the 2002 A&B Notes; this pre-funding balance reduces the overall yield in the VISA Trust, which is expected to reduce our earnings by $7.0.
After we combine the securitization programs in April 2007, our investment in the VISA Trust will be reclassified from available-for-sale securities to receivables, at fair value with no allowance for credit losses. Based on past payment patterns, these receivables will be repaid within eight months. During that time, we expect to record incremental bad debt write-offs and certain finance charge income as an adjustment to the fair value of the receivables acquired, reducing the yield of these receivables; these costs are expected to be $16.0 and will be recorded over the eight month repayment period. Following the recognition of the $7.0 yield reduction in the first quarter and the $16.0 of other adjustments through the remainder of 2007, the private label charge card receivables and the co-branded VISA credit card receivables will be recorded at historical cost, net of bad debt allowances, on our balance sheet.
As card holders continue to use their co-branded VISA credit cards, new receivables will be recorded. Those new receivables will be recorded at historical cost; as those receivables age, we will establish an allowance for bad debts based on historical write-off experience. We expect to record $25.0 to $35.0 of bad debt provision in selling, general and administrative expenses from these new receivables. The classification of this expense is different because these receivables are ‘on-balance sheet,’ in the past, the write-off experience was considered in our investment yield and reflected in other income including finance charges, net. We do not expect the co-branded VISA credit card receivable write-off experience to be impacted by the transition in the accounting treatment, only the classification of this expense will change.
As noted above, all debt issued by the combined trust will be recorded on our balance sheet, so the related interest expense will be recorded in interest expense, net. Currently, the interest expense of the debt issued by the VISA Trust reduces our overall yield from our investment and is recognized in other income including finance charges, net.
With the bad debt and interest expense impacts shifting out of other income including finance charges, net, we expect our other income line item on our earnings statement to increase by $45.0 to $55.0.
We expect our earnings before income tax expense to be reduced by $23.0, or $0.05 per diluted share, for the transition from fair value to historical cost. The other earnings statement classification changes associated with the accounting treatment for the combined securitization program are not expected to impact our earnings before income tax expense. In the future, our ROIC rate will be reduced because we will recognize additional invested capital from the securitization program transition.
Interest Rate Swaps (Dollars in Millions)
To manage our interest rate risk, we entered into an interest rate swap agreement in 2003, which had a $250.0 notional amount expiring in January 2009. Under the agreement, we receive a fixed rate of 5.63% and pay a variable rate based on LIBOR plus a margin of 2.3% set at six-month intervals (7.70% at February 3, 2007). The interest rate swap agreement had a fair value of $(8.9) and $(11.1) at the end of 2006 and 2005.
Contractual Obligations (Dollars in Millions)
The following table summarizes our contractual obligations and the expected effect on our liquidity and cash flows as of February 3, 2007. We expect to fund these commitments primarily with operating cash flows generated in the normal course of business and credit available to us under existing and potential future facilities.

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt	$630.9	$5.9	$262.3	$9.9	$352.8
Capital lease obligations	13.5	1.9	3.3	2.4	5.9
Other long-term liabilities	222.3	30.8	40.3	20.2	131.0
Operating leases	650.2	78.0	148.1	130.5	293.6
Purchase obligations	1,070.0	1,056.1	12.7	1.0	0.2

Total	$2,586.9	$1,172.7	$466.7	$164.0	$783.5

In addition to the required debt repayments disclosed above, we estimate total interest payments of approximately $512.6 as of February 3, 2007, payable over the remaining life of the debts.
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
This table also excludes the short-term liabilities, other than the current portion of long-term debt, disclosed on our 2006 balance sheet, as the amounts recorded for these items will be paid in the next year.
Long-term debt excludes debt issued by the VISA Trust, including $200.0 off-balance sheet receivable backed securities due in April 2007 and $350.0 variable funding note that can be renewed in August 2007.

Credit Capacity and Commitments (Dollars in Millions)
The following table summarizes our amount of commitment expiration per period:

	Total
	Amounts	Less than			More than
	Committed	1 year	1-3 years	3-5 years	5 years

Other commercial commitments
$600.0 variable funding note	$350.0	$350.0	—	—	—
$500.0 unsecured line of credit, none outstanding	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
Import letters of credit	9.8	9.8	—	—	—

Total	$359.8	$359.8	—	—	—

In June and October 2006, we amended our existing variable funding facility backed by Nordstrom private label card and VISA credit card receivables to increase the capacity of this facility to $600.0. Borrowings under the facility will incur interest based upon the actual cost of commercial paper plus specified fees ranging from 0.075% to 0.15%. As of February 3, 2007, the facility’s interest rate was 5.42%. We pay a commitment fee ranging from 0.125% to 0.15% for the note based on the amount of the commitment. Fee rates decrease if more than $50,000 is outstanding on the facility. The facility can be cancelled or not renewed if our debt ratings fall below Standard and Poor’s BB+ rating or Moody’s Ba1 rating.
In November 2005, we replaced our existing $350.0 unsecured line of credit with a $500.0 unsecured line of credit, which is available as liquidity support for our commercial paper program. Under the terms of the agreement, we pay a variable rate of interest and a commitment fee based on our debt rating. Based upon our current debt rating, we pay a variable rate of interest of LIBOR plus a margin of 0.225% (5.62% at February 3, 2007) on the outstanding balance and an annual commitment fee of 0.075% on the total capacity. The variable rate of interest increases to LIBOR plus a margin of 0.325% if more than $250.0 is outstanding on the facility. The line of credit expires in November 2010, and contains restrictive covenants, which include maintaining a leverage ratio. We did not make any borrowings under this unsecured line of credit during the last three fiscal years.
We also have universal shelf registrations on file with the Securities and Exchange Commission that permit us to offer an additional $450.0 of securities to the public. These registration statements allow us to issue various types of securities, including debt, common stock, warrants to purchase common stock, warrants to purchase debt securities and warrants to purchase or sell foreign currency.
Debt Ratings
The following table shows our credit ratings at the date of this report:

Standard
Credit Ratings	Moody’s	and Poor’s

Senior unsecured debt	Baa1	A
Commercial paper	P-2	A-1
Outlook	Positive	Stable

These ratings could change depending on our performance and other factors. Our outstanding debt is not subject to termination or interest rate adjustments based on changes in our credit ratings.
Dividends
In February 2007 we declared a quarterly dividend of $0.135 per share, increased from $0.105 per share in the prior year.
In 2006, we paid dividends of $0.42 per share, the tenth consecutive year that our annual dividends increased. We paid dividends of $0.32 and $0.24 in 2005 and 2004. In determining the amount of dividends to pay, we analyze our dividend payout ratio, dividend yield and balance the dividend payment with our operating performance and capital resources. We target a dividend payout ratio of approximately 18% to 20% of net income, although the ratio has been slightly lower the last two years as a result of the significant increase in our net earnings. For the dividend yield, which is calculated as our dividends per share divided by our stock price, we target a 1% long-term yield. While we plan to increase dividends over time, we will balance future increases with our operating performance and available capital resources.
Liquidity
We maintain a level of liquidity to allow us to cover our seasonal cash needs and to minimize our need for short-term borrowings. We believe that our operating cash flows, existing cash and available credit facilities are sufficient to finance our cash requirements for the next 12 months.
Over the long term, we manage our cash and capital structure to maximize shareholder return, strengthen our financial position and maintain flexibility for future strategic initiatives. We continuously assess our debt and leverage levels, capital expenditure requirements, principal debt payments, dividend payouts, potential share repurchases and future investments or acquisitions. We believe our operating cash flows, existing cash and available credit facilities, as well as any potential future borrowing facilities, will be sufficient to fund these scheduled future payments and potential long term initiatives.
Nordstrom, Inc. and subsidiaries  23

In 2000, the company acquired Façonnable, S.A.S., a collection of high-quality men’s, women’s and boys’ apparel and accessories. In February 2007, we announced that we are exploring strategic options that would benefit both Nordstrom and Façonnable, including a possible sale of the brand.
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
Inventory
Our merchandise inventories are primarily stated at the lower of cost or market using the retail inventory method (first-in, first-out basis). Under the retail method, the valuation of inventories and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of ending inventory. To determine if the retail value of our inventory should be marked down, we consider current and anticipated demand, customer preferences, age of the merchandise and fashion trends. As our inventory retail value is adjusted regularly to reflect market conditions, our inventory is valued at the lower of cost or market.
We also reserve for obsolescence based on historical trends and specific identification. Shrinkage is estimated as a percentage of net sales for the period from the most recent semi-annual inventory count based on historical shrinkage results.
Revenue Recognition
We recognize revenues net of estimated returns and we exclude sales taxes. Our retail stores record revenue at the point of sale. Our catalog and online sales include shipping revenue and are recorded upon estimated delivery to the customer. As part of the normal sales cycle, we receive customer merchandise returns. To recognize the financial impact of sales returns, we estimate the amount of goods that will be returned and reduce sales and cost of sales accordingly. We utilize historical return patterns to estimate our expected returns.
Vendor Allowances
We receive allowances from merchandise vendors for purchase price adjustments, cooperative advertising programs, cosmetic selling expenses and vendor sponsored contests. Purchase price adjustments are recorded as a reduction of cost of sales after an agreement with the vendor is executed and the related merchandise has been sold. Allowances for cooperative advertising programs and vendor sponsored contests are recorded in cost of sales and selling, general and administrative expenses as a reduction to the related cost when incurred. Allowances for cosmetic selling expenses are recorded in selling, general and administrative expenses as a reduction to the related cost when incurred. Any allowances in excess of actual costs are recorded as a reduction to cost of sales.
Self Insurance
We retain a portion of the risk for certain losses related to health and welfare, workers’ compensation and general liability claims. Liabilities associated with these losses include estimates of both losses reported and losses incurred but not yet reported. We estimate our ultimate cost based on internal analysis of historical data and independent actuarial estimates. Favorable trends in California caused a decrease in our workers’ compensation costs in 2005.
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
Intangible Asset Impairment Testing
We review our goodwill and acquired tradename annually for impairment in the first quarter or when circumstances indicate the carrying value of these assets may not be recoverable. The goodwill and acquired tradename associated with our Façonnable business are our largest impairment risk. The fair value of our intangible assets has exceeded their carrying value in each of the most recent three years.

Leases
We lease the land or the land and building at many of our Full-Line stores, and we lease the building at many of our Rack stores. Additionally, we lease office facilities, warehouses and equipment. We recognize lease expense on a straight-line basis over the minimum lease term. In 2004, we corrected our lease accounting policy to recognize lease expense, net of property incentives, from the time that we control the leased property. We recorded a charge of $7.8 ($4.7 net of tax) in the fourth quarter of 2004 to correct this accounting policy. The impact of this change was immaterial to prior periods. Many of our leases include options that allow us to extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception. For leases that contain rent holiday periods and scheduled rent increases, we record the difference between the rent expense and the rental amount payable under the leases in liabilities. Some leases require additional payments based on sales and are recorded in rent expense when the contingent rent is probable.
RECENT ACCOUNTING PRONOUNCEMENTS
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which requires that the tax effects of a position be recognized only if it is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The provisions of FIN 48 are effective for us as of the beginning of our 2007 fiscal year. We will adopt FIN 48 in the first quarter of 2007, as required. We continue to evaluate the impact of adoption, but expect that it will not be material.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are assessing the potential impact on our financial statements.
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
The table below presents information about our financial instruments that are sensitive to changes in interest rates, which consist of debt obligations and interest rate swaps for the year ended February 3, 2007. For debt obligations, the table presents principal amounts, at book value, by maturity date, and related weighted average interest rates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are the predetermined dollar principal on which the exchanged interest payments are based.

							Total at	Fair value at
							February 3,	February 3,
Dollars in thousands	2007	2008	2009	2010	2011	Thereafter	2007	2007

Long-term debt
Fixed	$6,800	$257,030	$7,043	$5,427	$5,764	$357,244	$639,308	$667,191
Avg. int. rate	8.0%	5.7%	7.7%	8.9%	8.7%	7.1%	6.6%

Interest rate swap
Fixed to variable	—	$250,000	—	—		—	$250,000	$(8,858)
Avg. pay rate	—	7.70%	—	—		—	7.70%
Avg. receive rate	—	5.63%	—	—		—	5.63%

FOREIGN CURRENCY EXCHANGE RISK
The majority of our revenue, expense and capital expenditures are transacted in U.S. dollars. However, we periodically enter into foreign currency purchase orders denominated in Euros for apparel, accessories and shoes. We use forward contracts to hedge against fluctuations in foreign currency prices. We do not believe the fair value of our outstanding forward contracts at February 3, 2007 to be material.
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
Nordstrom, Inc. and subsidiaries  25

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
The Audit Committee, which is comprised of five independent directors, meets regularly with our management, our internal auditors and the independent registered public accounting firm to ensure that each is properly fulfilling its responsibilities. The Committee oversees our systems of internal control, accounting practices, financial reporting and audits to ensure their quality, integrity and objectivity are sufficient to protect shareholders’ investments.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities and Exchange Act of 1934 rules. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 3, 2007.
Management’s assessment of the effectiveness of our internal control over financial reporting as of February 3, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
/s/ Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer
/s/ Blake W. Nordstrom
Blake W. Nordstrom
President

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Shareholders of Nordstrom, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Nordstrom, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended February 3, 2007 of the Company and our report dated March 22, 2007, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the change in accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), Share—Based Payment.
/s/ Deloitte & Touche LLP
Seattle, Washington
March 22, 2007
Nordstrom, Inc. and subsidiaries  27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS
To the Board of Directors and Shareholders of Nordstrom, Inc.
We have audited the accompanying consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the “Company”) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended February 3, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nordstrom, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Seattle, Washington
March 22, 2007

Nordstrom, Inc.
Consolidated Statements of Earnings
Amounts in thousands except per share amounts and percentages

Fiscal year	2006	2005	2004

Net sales	$8,560,698	$7,722,860	$7,131,388
Cost of sales and related buying and occupancy costs	(5,353,949)	(4,888,023)	(4,559,388)

Gross profit	3,206,749	2,834,837	2,572,000
Selling, general and administrative expenses	(2,296,863)	(2,100,666)	(2,020,233)

Operating income	909,886	734,171	551,767
Interest expense, net	(42,758)	(45,300)	(77,428)
Other income including finance charges, net	238,525	196,354	172,942

Earnings before income tax expense	1,105,653	885,225	647,281
Income tax expense	(427,654)	(333,886)	(253,831)

Net earnings	$677,999	$551,339	$393,450

Earnings per basic share	$2.60	$2.03	$1.41
Earnings per diluted share	$2.55	$1.98	$1.38

Basic shares	260,689	271,958	278,993
Diluted shares	265,712	277,776	284,533

Cash dividends paid per share of common stock outstanding	$0.42	$0.32	$0.24

Consolidated Statements of Earnings (% of Net sales)

Fiscal year	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of sales and related buying and occupancy costs	(62.5)	(63.3)	(63.9)

Gross profit	37.5	36.7	36.1
Selling, general and administrative expenses	(26.8)	(27.2)	(28.3)

Operating income	10.6	9.5	7.7
Interest expense, net	(0.5)	(0.6)	(1.1)
Other income including finance charges, net	2.8	2.5	2.4

Earnings before income tax expense	12.9	11.5	9.1
Income tax expense (as a % of earnings before income tax expense)	(38.7)	(37.7)	(39.2)

Net earnings	7.9%	7.1%	5.5%

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
Nordstrom, Inc. and subsidiaries  29

Nordstrom, Inc.
Consolidated Balance Sheets
Amounts in thousands

	February 3, 2007	January 28, 2006

Assets
Current assets:
Cash and cash equivalents	$402,559	$462,656
Short-term investments	—	54,000
Accounts receivable, net	684,376	639,558
Investment in asset backed securities	428,175	561,136
Merchandise inventories	997,289	955,978
Current deferred tax assets, net	169,320	145,470
Prepaid expenses and other	60,474	55,359

Total current assets	2,742,193	2,874,157
Land, buildings and equipment, net	1,757,215	1,773,871
Goodwill	51,714	51,714
Acquired tradename	84,000	84,000
Other assets	186,456	137,607

Total assets	$4,821,578	$4,921,349

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$576,796	$540,019
Accrued salaries, wages and related benefits	339,965	285,982
Other current liabilities	433,487	409,076
Income taxes payable	76,095	81,617
Current portion of long-term debt	6,800	306,618

Total current liabilities	1,433,143	1,623,312
Long-term debt, net	623,652	627,776
Deferred property incentives, net	356,062	364,382
Other liabilities	240,200	213,198
Shareholders’ equity:
Common stock, no par value: 1,000,000 shares authorized; 257,313 and 269,549 shares issued and outstanding	826,421	685,934
Unearned stock compensation	—	(327)
Retained earnings	1,350,680	1,404,366
Accumulated other comprehensive (loss) earnings	(8,580)	2,708

Total shareholders’ equity	2,168,521	2,092,681

Total liabilities and shareholders’ equity	$4,821,578	$4,921,349

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Consolidated Statements of Shareholders’ Equity
Amounts in thousands except per share amounts

					Accumulated
			Unearned		Other
	Common Stock		Stock	Retained	Comprehensive
	Shares	Amount	Compensation	Earnings	Earnings (Loss)	Total

Balance at January 31, 2004	276,753	$424,645	$(597)	$1,201,093	$8,868	$1,634,009
Net earnings	—	—	—	393,450	—	393,450
Other comprehensive earnings:
Foreign currency translation adjustment	—	—	—	—	493	493
Unrecognized loss on SERP, net of tax of $76	—	—	—	—	(119)	(119)
Fair value adjustment to investment in asset backed securities, net of tax of $(59)	—	—	—	—	93	93

Comprehensive net earnings	—	—	—	—	—	393,917
Cash dividends paid ($0.24 per share)	—	—	—	(67,240)	—	(67,240)
Issuance of common stock for:
Stock option plans	7,238	111,315	—	—	—	111,315
Employee stock purchase plan	977	14,081	—	—	—	14,081
Other	178	2,614	298	—	—	2,912
Repurchase of common stock	(13,815)	—	—	(300,000)	—	(300,000)

Balance at January 29, 2005	271,331	552,655	(299)	1,227,303	9,335	1,788,994

Net earnings	—	—	—	551,339	—	551,339
Other comprehensive earnings:
Foreign currency translation adjustment	—	—	—	—	(1,815)	(1,815)
Unrecognized loss on SERP, net of tax of $4,950	—	—	—	—	(7,742)	(7,742)
Fair value adjustment to investment in asset backed securities, net of tax of $(1,875)	—	—	—	—	2,930	2,930

Comprehensive net earnings	—	—	—	—	—	544,712
Cash dividends paid ($0.32 per share)	—	—	—	(87,196)	—	(87,196)
Issuance of common stock for:
Stock option plans	5,820	112,948	—	—	—	112,948
Employee stock purchase plan	757	16,767	—	—	—	16,767
Other	136	3,564	(28)	—	—	3,536
Repurchase of common stock	(8,495)	—	—	(287,080)	—	(287,080)

Balance at January 28, 2006	269,549	685,934	(327)	1,404,366	2,708	2,092,681

Net earnings	—	—	—	677,999	—	677,999
Other comprehensive earnings:
Foreign currency translation adjustment	—	—	—	—	1,309	1,309
Unrecognized gain on SERP, net of tax of $(1,938), prior to adoption of SFAS 158	—	—	—	—	3,032	3,032
Fair value adjustment to investment in asset backed securities, net of tax of $2,173	—	—	—	—	(2,805)	(2,805)

Comprehensive net earnings	—	—	—	—	—	679,535
Adjustment to initially apply SFAS 158, net of tax of $8,199	—	—	—	—	(12,824)	(12,824)
Cash dividends paid ($0.42 per share)	—	—	—	(110,158)	—	(110,158)
Issuance of common stock for:
Stock option plans	3,838	94,099	—	—	—	94,099
Employee stock purchase plan	446	16,652	—	—	—	16,652
Other	27	721	327	—	—	1,048
Stock-based compensation	—	29,015	—	—	—	29,015
Repurchase of common stock	(16,547)	—	—	(621,527)	—	(621,527)

Balance at February 3, 2007	257,313	$826,421	—	$1,350,680	$(8,580)	$2,168,521

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
Nordstrom, Inc. and subsidiaries  31

Nordstrom, Inc.
Consolidated Statements of Cash Flows
Amounts in thousands

Fiscal year	2006	2005	2004

Operating Activities
Net earnings	$677,999	$551,339	$393,450
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of buildings and equipment	284,520	276,328	264,769
Amortization of deferred property incentives and other, net	(36,293)	(33,350)	(31,378)
Stock-based compensation expense	37,362	13,285	8,051
Deferred income taxes, net	(58,274)	(11,238)	(8,040)
Tax benefit from stock-based payments	43,552	41,092	25,442
Excess tax benefit from stock-based payments	(38,293)	—	—
Provision for bad debt expense	17,064	20,918	24,639
Change in operating assets and liabilities:
Accounts receivable	(61,301)	(15,140)	(2,950)
Investment in asset backed securities	127,984	(135,790)	(149,970)
Merchandise inventories	(38,649)	(20,804)	(11,771)
Prepaid expenses	(4,723)	(1,035)	(3,163)
Other assets	(7,661)	(3,473)	(8,143)
Accounts payable	84,291	31,721	23,930
Accrued salaries, wages and related benefits	48,719	(11,284)	15,055
Other current liabilities	23,533	38,755	58,471
Income taxes payable	(5,522)	(33,877)	(18,999)
Deferred property incentives	30,723	49,480	19,837
Other liabilities	17,334	19,305	7,116

Net cash provided by operating activities	1,142,365	776,232	606,346

Investing Activities
Capital expenditures	(264,437)	(271,659)	(246,851)
Proceeds from sale of assets	224	107	5,473
Purchases of short-term investments	(109,550)	(542,925)	(3,232,250)
Sales of short-term investments	163,550	530,750	3,366,425
Other, net	(8,067)	(8,366)	(2,830)

Net cash used in investing activities	(218,280)	(292,093)	(110,033)

Financing Activities
Principal payments on long-term debt	(307,559)	(101,047)	(205,252)
(Decrease) increase in cash book overdrafts	(50,853)	4,946	(2,680)
Proceeds from exercise of stock options	50,900	73,023	87,061
Proceeds from employee stock purchase plan	16,300	15,600	12,892
Excess tax benefit from stock-based payments	38,293	—	—
Cash dividends paid	(110,158)	(87,196)	(67,240)
Repurchase of common stock	(621,527)	(287,080)	(300,000)
Other, net	422	(352)	(752)

Net cash used in financing activities	(984,182)	(382,106)	(475,971)

Net (decrease) increase in cash and cash equivalents	(60,097)	102,033	20,342
Cash and cash equivalents at beginning of year	462,656	360,623	340,281

Cash and cash equivalents at end of year	$402,559	$462,656	$360,623

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in thousands except per share and per option amounts
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Nordstrom is a fashion specialty retailer offering high-quality apparel, shoes, cosmetics and accessories for women, men and children. We offer a wide selection of brand name and private label merchandise. We offer our products through multiple retail channels, including 98 Full-Line ‘Nordstrom’ stores, 50 discount ‘Nordstrom Rack’ stores, four ‘Façonnable’ boutiques, our catalogs and through our online store at www.nordstrom.com. Our stores are located throughout the United States, and we also have 36 Façonnable boutiques located in France, Portugal, and Belgium. In addition, we offer our customers a variety of payment products and services, including our loyalty program.
Our credit operations offer a Nordstrom private label card, two co-branded Nordstrom VISA credit cards and a debit card for Nordstrom purchases, which generate earnings through finance charges and securitization-related gains and losses.
Our operations also include a product development group, which coordinates the design and production of private label merchandise sold in our retail stores.
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31st. References to 2006 related to the 53 week fiscal year ended February 3, 2007. Fiscal year 2006 includes an extra week (the 53rd week) as a result of our 4-5-4 retail reporting calendar. References to 2005 and 2004 relate to the 52 week fiscal years ended January 28, 2006 and January 29, 2005. References to 2007 relate to the 52 weeks ending February 2, 2008.
Principles of Consolidation
The consolidated financial statements include the balances of Nordstrom, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.
Use of Estimates
We make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Revenue Recognition
We record revenues net of estimated returns and we exclude sales taxes. Our retail stores record revenue at the point of sale. Our catalog and online sales include shipping revenue and are recorded upon estimated delivery to the customer. We recognize revenue associated with our gift cards upon redemption of the gift card. As part of the normal sales cycle, we receive customer merchandise returns. To recognize the financial impact of sales returns, we estimate the amount of goods that will be returned and reduce sales and cost of sales accordingly. We utilize historical return patterns to estimate our expected returns. Our sales return reserves were $54,546 and $51,172 at the end of 2006 and 2005.
Buying and Occupancy Costs
Buying costs consist primarily of compensation and costs incurred by our merchandise and product development groups. Occupancy costs include rent, depreciation, property taxes and facility operating costs of our retail and distribution operations.
Shipping and Handling Costs
Our shipping and handling costs include payments to third-party shippers and costs to hold, move and prepare merchandise for shipment. Shipping and handling costs of $78,176, $79,689, and $75,421 in 2006, 2005, and 2004 were included in selling, general and administrative expenses.
Advertising
Production costs for newspaper, radio and other media are expensed the first time the advertisement is run. Total advertising expenses, net of vendor allowances, were $109,373, $122,294, and $123,974 in 2006, 2005, and 2004.
Other Income Including Finance Charges, Net
This consists primarily of finance charges and late fees generated by our Nordstrom private label cards and earnings from our investment in asset backed securities and securitization gains and losses, which are both generated from the co-branded Nordstrom VISA credit card program.
Gift card breakage is another component of other income including finance charges, net. Based on an analysis of our program since its inception in 1999, we determined that balances remaining on cards issued five years ago are unlikely to be redeemed and therefore may be recognized as income. Breakage income in 2006 was $5,333. This breakage income is approximately 3.5% of the amount initially issued as gift cards. As 2005 was the first year that we recognized gift card breakage, it includes $2,636 and $5,410 for cards issued in 1999 and 2000, for a total of $8,046.
Nordstrom, Inc. and subsidiaries  33

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in thousands except per share and per option amounts
Stock-Based Compensation
At the start of 2006, we adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires us to measure the cost of employee and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The costs are recognized over the period during which an employee is required to provide services in exchange for the award.
Prior to the adoption of SFAS 123(R), we applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), to measure compensation costs for our stock-based compensation programs. Under APB 25, we recorded no compensation expense for stock options granted to employees and directors because the options’ strike price was equal to the closing market price of our common stock on the grant date. Also, through 2005 we recorded no compensation expense in connection with our Employee Stock Purchase Plan (ESPP). Through 2005, we presented the effect on net earnings and earnings per share of the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) in the Notes to Condensed Consolidated Financial Statements.
We recognize stock-based compensation expense on a straight-line basis over the requisite service period. The following table summarizes our stock-based compensation expense:

Fiscal year	2006	2005	2004

Stock options	$26,991	—	—
Employee stock purchase plan	1,876	—	—
Performance share units	7,036	$11,672	$7,816
Other	1,459	1,613	235

Total stock-based compensation expense before income tax benefit	37,362	13,285	8,051
Income tax benefit	(13,662)	(5,008)	(3,157)

Total stock-based compensation expense, net of income tax benefit	$23,700	$8,277	$4,894

The stock-based compensation expense before income tax benefit was recorded in our condensed consolidated statements of earnings as follows:

Fiscal year	2006	2005	2004

Cost of sales and related buying and occupancy costs	$11,870	—	—
Selling, general and administrative expenses	25,492	$13,285	$8,051

Total stock-based compensation expense before income tax benefit	$37,362	$13,285	$8,051

We adopted SFAS 123(R) using the modified prospective method. Under this transition method, 2006 stock-based compensation expense considers all outstanding options that have not reached their earliest vesting date. In addition, we recognized stock-based compensation expense for our ESPP, as our 10% purchase discount exceeds the amount allowed under SFAS 123(R) for non-compensatory treatment. As provided for under the modified prospective method, we have not restated our results for prior periods. Following the adoption of SFAS 123(R), we recorded incremental stock-based compensation expense of $28,867 ($18,475 net of tax), or $0.07 per basic and diluted share for the year ended February 3, 2007.
Prior to the adoption of SFAS 123(R), we classified all tax benefits resulting from the exercise of stock options and ESPP as operating cash inflows. SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those awards to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from stock-based payments” in the 2006 consolidated statement of cash flows and was $38,293.
The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS 123 in 2005 and 2004:

Fiscal year	2005	2004

Net earnings, as reported	$551,339	$393,450
Add: stock-based compensation expense included in reported net earnings, net of tax	8,277	4,894
Deduct: stock-based compensation expense determined under fair value, net of tax	(25,681)	(25,001)

Pro forma net earnings	$533,935	$373,343

Earnings per share:
Basic—as reported	$2.03	$1.41
Diluted—as reported	$1.98	$1.38

Basic—pro forma	$1.96	$1.34
Diluted—pro forma	$1.92	$1.31

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in thousands except per share and per option amounts
In 2004 and 2005, we used the Black-Scholes option valuation model to estimate the fair value of the stock options under SFAS 123. When we adopted SFAS 123(R), we elected to use the Binomial Lattice option valuation model. We believe that this model provides a better estimate of fair value than the Black-Scholes option valuation model, as it can accommodate variability in assumptions for expected volatility, dividends and risk-free interest rates. We used the following assumptions to estimate the fair value for stock options at grant date:

Fiscal Year	2006	2005	2004

Risk-free interest rate	4.9% - 5.1%	3.9%	3.0%
Volatility	37.0%	44.3%	65.4%
Dividend yield	1.0%	1.7%	1.5%
Expected life in years	5.4	5.0	6.0

     The weighted average fair value per option at the grant date was $16, $10 and $11 in 2006, 2005 and 2004. The following describes the significant assumptions used to estimate the fair value of options granted:
•	Risk-free interest rate: For 2006, the rate represents the yield on U.S. Treasury zero-coupon securities that mature over the 10-year life of the stock options. For 2005, the rate was the yield on the U.S. Treasury zero-coupon securities which matured near the end of the expected life of the stock options.

•	Expected volatility: For 2006, the expected volatility was based on a combination of the historical volatility of our common stock and the implied volatility of exchange traded options for our common stock. In 2005, the expected volatility was estimated using the historical volatility of our common stock.

•	Expected dividend yield: For 2006, the yield was our forecasted dividend yield for the next ten years. In 2005, the expected dividend yield was based on our historical dividend yield.

•	Expected life in years: The expected life represents the estimated period of time until option exercise. In 2006, the expected term of options granted was derived from the output of the Binomial Lattice option valuation model based on our historical exercise behavior and taking into consideration the contractual term of the option and our employees’ expected exercise and post-vesting employment termination behavior. In 2005, the expected life was determined based on our historical exercise behavior.
Cash Equivalents
Cash equivalents are short-term investments with a maturity of three months or less from the date of purchase. As of the end of 2006 and 2005, we had restricted cash of $7,798 and $6,728 included in other long term assets. The restricted cash is held in a trust for use by our Supplemental Executive Retirement Plan and Deferred Compensation Plans.
Cash Management
Our cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable at the end of 2006 and 2005 included $40,818 and $91,671 of checks not yet presented for payment drawn in excess of our bank deposit balances.
Supplemental Cash Flow Information

Fiscal Year	2006	2005	2004

Cash paid during the year for:
Interest (net of capitalized interest)	$55,367	$57,187	$88,876
Income taxes	448,668	343,891	253,576

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
Securitization of Accounts Receivable
We offer Nordstrom private label cards and co-branded Nordstrom VISA credit cards to our customers. Substantially all of the receivables related to both credit cards are securitized. Under our credit card securitizations, the receivables are transferred to third-party trusts on a daily basis. The balance of the receivables transferred to the trusts fluctuates as new receivables are generated and old receivables are retired (through payments received, charge-offs, or credits for merchandise returns). The trusts issue securities that are backed by the receivables. Certain of these securities or “beneficial interests” are sold to third-party investors and the remaining securities are issued to us.
Nordstrom, Inc. and subsidiaries  35

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in thousands except per share and per option amounts
Under the terms of the trust agreements, we may be required to fund certain amounts upon the occurrence of specific events. Both of our credit card securitization agreements set a maximum percentage of receivables that can be associated with various receivable categories, such as employee or foreign receivables. At the end of 2006 and 2005, these maximums were exceeded by $1,509 and $1,211. It is possible that we may be required to repurchase these receivables. We do not believe any additional funding would be required.
The private label securitizations are accounted for as a secured borrowing (on-balance sheet) while the VISA securitization qualifies for sale treatment (off-balance sheet).
NORDSTROM PRIVATE LABEL RECEIVABLES (ON-BALANCE SHEET)
We transfer these receivables to a third-party trust (“Private Label Trust”) that issues two Nordstrom private label receivable backed securitizations, which are described in Note 7: Long-term Debt.
Total receivables of the securitized private label portfolio at the end of 2006 and 2005 were $582,281 and $549,962, and receivables more than 30 days past due were $15,756 and $11,265. Net charged-off receivables for 2006, 2005, and 2004 were $17,183, $22,845, and $25,370.
CO-BRANDED NORDSTROM VISA RECEIVABLES (OFF-BALANCE SHEET)
In order to enhance our cost-effective capital sources, we have in place a securitized asset structure. This allows us to reduce our investment in the co-branded Nordstrom VISA credit card receivables, so we can deploy our capital resources to greater-value opportunities.
We transfer our co-branded Nordstrom VISA credit card receivables to a third-party trust (“VISA Trust”) that issues VISA receivable backed securities. In May 2002, the VISA Trust issued $200,000 of certificated Class A and Class B notes to third-party investors (“2002 Class A & B Notes”) and a certificated, subordinate Class C note to us. In 2006, the VISA Trust issued $350,000 of certificated variable funding notes to third-party investors. The receivables transferred to the VISA Trust exceed the face value of the issued notes. This excess creates a certificated, non-subordinated asset called the Transferor’s Interest, which was conveyed to us. In addition, we hold a non-certificated Interest Only Strip, which results when the estimated value of projected cash inflows related to the notes exceeds the projected cash outflows.
We do not record the $550,000 in debt related to the VISA securitization or the receivables transferred to the VISA Trust on our consolidated financial statements. However, we do hold the 2002 Class C note, the Transferor’s Interest and the Interest Only Strip. These assets are included in the consolidated balance sheets as investment in asset backed securities and accounted for as investments in “available-for-sale” debt securities. As such, we record the investment in asset backed securities at its estimated fair value in our consolidated balance sheets.
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
Accounts Receivable
Accounts receivable consist primarily of our Nordstrom private label receivables that back an unused variable funding note that is discussed in Note 7: Long-term Debt. We record the face value of the principal, plus any earned finance charges, late fees, or cash advance fees.
We report accounts receivable net of an allowance for doubtful accounts. Our allowance for doubtful accounts represents our best estimate of the losses inherent in our customer accounts receivable based on several factors, including historical trends of aging of accounts, write-off experience and expectations of future performance.
We recognize finance charges on delinquent accounts until the account is written off or when an account is placed into a debt management program. Payments received on delinquent accounts are recorded in the same manner as current accounts. Our approach for resuming accrual of interest on these accounts is made on an account by account basis. Delinquent accounts are written off when they are determined to be uncollectible, usually after the passage of 151 days without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of customer bankruptcy or other circumstances making further collection unlikely.
The Nordstrom private label card operating expenses, including bad debt costs, are included in selling, general, and administrative expenses. Finance charges and late fees generated by the private label cards are classified as part of other income including finance charges, net. Revenue amounts were $104,415, $97,036 and $102,406 in 2006, 2005, and 2004.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in thousands except per share and per option amounts
Merchandise Inventories
Merchandise inventories are valued at the lower of cost or market, using the retail method (first-in, first-out basis).
Land, Buildings and Equipment
Depreciation is computed using the straight-line method. Estimated useful lives by major asset category are as follows:

Asset	Life (in years)

Buildings and improvements	5-40
Store fixtures and equipment	3-15
Leasehold improvements	Shorter of life of lease or asset life
Software	3-7

Intangible Asset Impairment Testing
We review our goodwill and acquired tradename annually for impairment in the first quarter or when circumstances indicate the carrying value of these assets may not be recoverable. The goodwill and acquired tradename associated with our Façonnable business are our largest impairment risks. The fair value of our intangible assets has exceeded their carrying value in each of the most recent three years.
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
Our fixed, noncancelable lease terms generally are 20 to 30 years for Full-Line stores and 10 to 15 years for Rack stores. Many of our leases include options that allow us to extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception.
For leases that contain predetermined, fixed escalations of the minimum rent, we recognize the rent expense on a straight-line basis and record the difference between the rent expense and the rent payable as a liability.
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
We receive incentives to construct stores in certain developments. These incentives are recorded as a deferred credit and recognized as a reduction to rent expense on a straight-line basis over the lease term as described above. At the end of 2006 and 2005, this deferred credit balance was $392,386 and $399,485. Also, we may receive incentives based on a store’s net sales; we recognize these incentives in the year that they are earned as a reduction to rent expense.
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
Other Current Liabilities
Included in other current liabilities were gift card liabilities of $171,631 and $154,683 at the end of 2006 and 2005.
Nordstrom, Inc. and subsidiaries  37

Nordstrom, Inc.
Notes to Consolidated Financial Statements
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
Vendor Allowances
We receive allowances from merchandise vendors for purchase price adjustments, cooperative advertising programs, cosmetic selling expenses, and vendor sponsored contests. Purchase price adjustments are recorded as a reduction of cost of sales at the point they have been earned and the related merchandise has been sold. Allowances for cooperative advertising and promotion programs and vendor sponsored contests are recorded in cost of sales and selling, general and administrative expenses as a reduction to the related cost when incurred. Allowances for cosmetic selling expenses are recorded in selling, general and administrative expenses as a reduction to the related cost when incurred. Any allowances in excess of actual costs incurred that are recorded in selling, general and administrative expenses are recorded as a reduction to cost of sales. The following table shows vendor allowances earned during the year:

Fiscal Year	2006	2005	2004

Purchase price adjustments	$70,365	$58,103	$47,707
Cosmetic selling expenses	120,560	107,166	96,936
Cooperative advertising and promotion	66,984	57,575	57,786
Vendor sponsored contests	3,018	3,668	3,975

Total vendor allowances	$260,927	$226,512	$206,404

Allowances were recorded in our consolidated statement of earnings as follows:

Fiscal Year	2006	2005	2004

Cost of sales	$137,563	$118,104	$106,902
Selling, general and administrative expenses	123,364	108,408	99,502

Total vendor allowances	$260,927	$226,512	$206,404

Fair Value of Financial Instruments
The carrying amounts of cash equivalents and short term-investments approximate fair value. See Note 7: Long-term Debt for the fair values of our long-term debt and interest rate swap agreements.
Derivatives Policy
We periodically enter into foreign currency purchase orders denominated in Euros for apparel, accessories and shoes. We use forward contracts to hedge against fluctuations in foreign currency prices. These forward contracts do not qualify for derivative hedge accounting. At the end of 2006 and 2005, the notional amounts of our foreign currency forward contracts at the contract rates were $10,220 and $6,127. We also use derivative financial instruments to manage our interest rate risks. See Note 7 for a further description of our interest rate swaps.
Recent Accounting Pronouncements
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which requires that the tax effects of a position be recognized only if it is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The provisions of FIN 48 are effective for us as of the beginning of our 2007 fiscal year. We will adopt FIN 48 in the first quarter of 2007, as required. We continue to evaluate the impact of adoption, but expect that it will not be material.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are assessing the potential financial statement impact of SFAS 157.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective at the beginning of fiscal 2008. We are presently evaluating the impact of the adoption of SFAS 159 on our results of operations and financial position.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in thousands except per share and per option amounts
NOTE 2: ACCOUNTS RECEIVABLE
The components of accounts receivable are as follows:

	February 3, 2007	January 28, 2006

Trade receivables:
Unrestricted	$43,793	$32,070
Restricted	582,281	552,671
Allowance for doubtful accounts	(17,475)	(17,926)

Trade receivables, net	608,599	566,815
Other	75,777	72,743

Accounts receivable, net	$684,376	$639,558

The restricted trade receivables relate to our Nordstrom private label card and back an unused variable funding note that is discussed in Note 7: Long-term Debt. The unrestricted trade receivables consist primarily of our Façonnable wholesale receivables and accrued private label card finance charges not yet allocated to customer accounts.
Other accounts receivable consist primarily of credit card receivables due from third-party financial institutions and vendor rebates, which are believed to be fully realizable as they are collected soon after they are earned.
NOTE 3: INVESTMENT IN ASSET BACKED SECURITIES — CO-BRANDED NORDSTROM VISA CREDIT CARD RECEIVABLES
The following table presents the co-branded Nordstrom VISA credit card balances and the estimated fair values of our investment in asset backed securities.

	February 3, 2007	January 28, 2006

Total face value of co-branded Nordstrom VISA credit card principal receivables	$907,983	$738,947

Securities issued by the VISA Trust:
Off-balance sheet (sold to third parties):
2002 Class A & B Notes	$200,000	$200,000
2004-2 Variable funding notes	350,000	—

	$550,000	$200,000
Amounts recorded on balance sheet:
Investment in asset backed securities at fair value	$428,175	$561,136

The following table presents the key assumptions we use to value the investment in asset backed securities:

	February 3, 2007	January 28, 2006

Assumptions used to estimate the fair value of the investment in asset backed securities:
Weighted average remaining life (in months)	7.5	7.6
Average annual credit losses	5.7%	4.7%
Average gross yield	16.8%	17.1%
Weighted average coupon on issued securities	5.3%	5.2%
Average monthly payment rates	8.0	8.2%
Discount rate on investment in asset backed securities	7.3% to 11.5%	5.9% to 11.1%

The discount rate on asset backed securities represents the volatility and risk of the asset. Our discount rates consider both the current interest rate environment and credit spreads.
The following table illustrates the sensitivity of fair market value estimates of the investment in asset backed securities given independent changes in assumptions as of February 3, 2007:

	+10%	+20%	-10%	-20%

Gross yield	$8,558	$17,139	$(8,534)	$(17,045)
Interest expense on issued classes	(1,748)	(3,496)	1,748	3,496
Card holders’ payment rate	(239)	(689)	(130)	(894)
Charge offs	(2,970)	(5,904)	3,007	6,051
Discount rate	(1,850)	(3,681)	1,868	3,756

Nordstrom, Inc. and subsidiaries  39

Nordstrom, Inc.
Notes to Consolidated Financial Statements
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
The following table summarizes certain income, expenses and cash flows received from and paid to the VISA Trust:

Fiscal Year	2006	2005	2004

Principal collections reinvested in new receivables	$3,094,208	$2,597,499	$2,019,162
Gains on sales of receivables	19,732	19,902	8,876
Income earned on beneficial interests	75,065	54,396	46,645
Cash flows from beneficial interests:
Investment in asset backed securities	494,212	129,879	76,381
Servicing fees	16,189	13,309	10,698

Net credit losses were $22,476, $25,386, and $23,169 for 2006, 2005, and 2004, and receivables past due for more than 30 days were $15,560 and $10,059 at the end of 2006 and 2005.
The following table illustrates default projections using net credit losses as a percentage of average outstanding receivables in comparison to actual performance:

Fiscal Year	2007	2006	2005

Original projection	2.83%	3.46%	4.04%
Actual	N/A	2.76%	3.76%

Our continued involvement in the securitization of co-branded Nordstrom VISA credit card receivables includes recording gains/losses on sales, recognizing income on investment in asset backed securities, holding subordinated, non-subordinated and residual interests in the trust, and servicing the portfolio.
NOTE 4: LAND, BUILDINGS AND EQUIPMENT
Land, buildings and equipment consist of the following:

	February 3, 2007	January 28, 2006

Land and land improvements	$65,137	$67,020
Buildings and building improvements	812,074	796,686
Leasehold improvements	1,269,176	1,190,041
Store fixtures and equipment	1,984,041	1,919,200
Software	285,341	265,951
Construction in progress	131,561	84,532

	4,547,330	4,323,430
Less accumulated depreciation and amortization	(2,790,115)	(2,549,559)

Land, buildings and equipment, net	$1,757,215	$1,773,871

The total cost of buildings and equipment held under capital lease obligations was $20,035 at the end of 2006 and 2005, with related accumulated amortization of $16,595 and $16,089. The amortization of capitalized leased buildings and equipment of $506, $830, and $1,238 in 2006, 2005, and 2004 was recorded in depreciation expense.
NOTE 5: EMPLOYEE BENEFITS
We provide a 401(k) and profit sharing plan for our employees. Our Board of Directors establishes our profit sharing contribution each year. The 401(k) component is funded by voluntary employee contributions and our matching contributions up to a fixed percentage of employee contributions. Our expense related to the profit sharing component and matching contributions to the
401(k) component totaled $73,261, $67,088, and $54,186 in 2006, 2005, and 2004.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in thousands except per share and per option amounts
NOTE 6: INCOME TAXES
Income tax expense consists of the following:

Fiscal Year	2006	2005	2004

Current income taxes:
Federal	$423,143	$311,996	$282,430
State and local	62,785	38,100	45,091

Total current income tax expense	485,928	350,096	327,521

Deferred income taxes:
Current	(10,477)	(7,208)	(15,259)
Non-current	(47,797)	(9,002)	(58,431)

Total deferred income tax benefit	(58,274)	(16,210)	(73,690)

Total income tax expense	$427,654	$333,886	$253,831

A reconciliation of the statutory Federal income tax rate to the effective tax rate on earnings before income tax expense is as follows:

Fiscal Year	2006	2005	2004

Statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income taxes	3.2	3.2	3.5
Change in valuation allowance	—	(0.1)	0.3
Other, net	0.5	(0.4)	0.4

Effective tax rate	38.7%	37.7%	39.2%

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets and liabilities are as follows:

	February 3, 2007	January 28, 2006

Compensation and benefits accruals	$85,638	$70,454
Accrued expenses	52,630	53,629
Merchandise inventories	24,964	23,206
Securitization	23,767	7,892
Land, buildings and equipment basis and depreciation differences	14,613	—
Gift cards and gift certificates	13,668	13,041
Merchandise certificates	8,615	5,524
Bad debts	6,477	5,528
Other	—	1,581

Total deferred tax assets	230,372	180,855
Land, buildings and equipment basis and depreciation differences	—	(16,892)
Other	(8,423)	(8,720)

Total deferred tax liabilities	(8,423)	(25,612)

Net deferred tax assets	$221,949	$155,243

NOTE 7: LONG-TERM DEBT

A summary of long-term debt is as follows:

	February 3, 2007	January 28, 2006

Senior debentures, 6.95%, due March 2028	$300,000	$300,000
Senior notes, 5.625%, due January 2009	250,000	250,000
Private Label Securitization, 4.82%, due October 2006	—	300,000
Mortgage payable, 7.68%, due April 2020	69,710	72,633
Other	19,600	22,811
Fair market value of interest rate swap	(8,858)	(11,050)

Total long—term debt	630,452	934,394
Less current portion	(6,800)	(306,618)

Total due beyond one year	$623,652	$627,776

Nordstrom, Inc. and subsidiaries  41

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in thousands except per share and per option amounts
We retired the $300,000 Private Label Securitization debt when it matured in October 2006.
Our mortgage payable is secured by an office building which had a net book value of $76,643 at the end of 2006.
To manage our interest rate risk, we have an interest rate swap outstanding recorded in other liabilities. Our swap has a $250,000 notional amount, expires in January 2009 and is designated as a fully effective fair value hedge. Under the agreement, we receive a fixed rate of 5.63% and pay a variable rate based on LIBOR plus a margin of 2.3% set at six-month intervals (7.70% at February 3, 2007).
The fair value of long-term debt, including current maturities, using quoted market prices of the same or similar issues, was $667,191 and $963,092 at the end of 2006 and 2005.
Required principal payments on long-term debt, excluding capital lease obligations and the fair market value of the interest rate swap, are as follows:

Fiscal Year

2007	$5,843
2008	255,911
2009	6,355
2010	4,751
2011	5,167
Thereafter	352,766

In November 2005, we replaced our existing $350,000 unsecured line of credit with a $500,000 unsecured line of credit, which is available as liquidity support for our commercial paper program. Under the terms of the agreement, we pay a variable rate of interest and a commitment fee based on our debt rating. Based upon our current debt rating, we pay a variable rate of interest of LIBOR plus a margin of 0.225% (5.62% at February 3, 2007) on the outstanding balance and an annual commitment fee of 0.075% on the total capacity. The variable rate of interest increases to LIBOR plus a margin of 0.325% if more than $250,000 is outstanding on the facility. The line of credit expires in November 2010, and contains restrictive covenants, which include maintaining a leverage ratio. We did not make any borrowings under this unsecured line of credit during 2006 or 2005.
In 2006, we renewed our existing variable funding facility backed by Nordstrom private label card and VISA credit card receivables and increased the capacity of this facility from $150,000 to $600,000. The annual renewal of this note requires both our approval and our issuing bank’s approval and interest is paid based on the actual cost of commercial paper plus specified fees ranging from 0.075% to 0.15%. As of February 3, 2007, the facility’s interest rate was 5.42%. We also pay a commitment fee ranging from 0.125% to 0.15% for the note based on the amount of the commitment. Fee rates decrease if more than $50,000 is outstanding on the facility. The facility can be cancelled and renewal can be denied if our debt ratings fall below Standard and Poor’s BB+ rating or Moody’s Ba1 rating. Our current rating by Standard and Poor’s is A, five grades above BB+, and by Moody’s is Baa1, three grades above Ba1.
In July 2006, the VISA Trust used this variable funding facility to issue $300,000 of Notes; in September 2006, the VISA Trust used this facility to issue an additional $50,000 of Notes. As the VISA Trust is a statutory business trust and the VISA credit card receivables transferred to it are accounted for as a sale under SFAS 140, the obligations of the VISA Trust are not recorded in our financial statements. The VISA Trust sent the proceeds from this note issuance to us in return for a reduction in our interest in the VISA Trust equal to a $350,000 decrease in our share of the principal balance of VISA credit card receivables in 2006.
The components of interest expense, net are as follows:

Fiscal Year	2006	2005	2004

Interest expense on long-term debt	$62,409	$63,378	$88,518
Less:
Interest income	(14,654)	(13,273)	(7,929)
Capitalized interest	(4,997)	(4,805)	(3,161)

Interest expense, net	$42,758	$45,300	$77,428

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in thousands except per share and per option amounts
NOTE 8: LEASES
Future minimum lease payments as of February 3, 2007 are as follows:

Fiscal Year	Capital Leases	Operating Leases

2007	$1,946	$78,016
2008	1,946	75,383
2009	1,376	72,757
2010	1,270	68,589
2011	1,120	61,887
Thereafter	5,869	293,627

Total minimum lease payments	13,527	$650,259
Less amount representing interest	(5,011)

Present value of net minimum lease payments	$8,516

Rent expense for 2006, 2005, and 2004 are as follows:

Fiscal Year	2006	2005	2004

Minimum rent:
Store locations	$66,768	$62,036	$79,285
Offices, warehouses and equipment	14,554	15,493	21,104
Percentage rent:
Store locations	12,202	10,607	9,214
Property incentives:	(45,910)	(46,645)	(46,737)

Total rent expense	$47,614	$41,491	$62,866

The rent expense above does not include common area maintenance costs of $16,391, $16,105, and $17,527 in 2006, 2005, and 2004.
NOTE 9: SELF INSURANCE
We retain a portion of the risk for certain losses related to health and welfare, workers’ compensation and general liability claims. Liabilities associated with these losses include estimates of both losses reported and losses incurred but not yet reported. We estimate our ultimate cost based on analysis of historical data and independent actuarial estimates.
•	Workers’ Compensation — We have a deductible per claim of $1,000 or less and no policy limits. Our workers’ compensation reserve was $56,250 and $55,226 at the end of 2006 and 2005 and our expense was $21,470, $12,804, and $29,263 in 2006, 2005, and 2004.

•	General Liability — We have a deductible per claim of $1,000 or less and a policy limit up to $150,000. Our general liability insurance reserve was $9,994 and $10,954 at the end of 2006 and 2005.

•	Health and Welfare — We are self insured for our health and welfare coverage and we do not use stop-loss coverage. Participants contribute to the cost of their coverage and are subject to certain plan limits and deductibles. Our health and welfare reserve was $15,016 and $12,100 at the end of 2006 and 2005.
NOTE 10: POST-RETIREMENT BENEFITS
We have an unfunded Supplemental Executive Retirement Plan (“SERP”), which provides retirement benefits to certain officers and select employees. This plan is non-qualified and does not have a minimum funding requirement.
We adopted Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), effective February 3, 2007. The impact of the adoption of SFAS 158 is reflected within our consolidated financial statements as of February 3, 2007. SFAS 158 requires the recognition of a plan’s overfunded or underfunded status as an asset or liability in the balance sheet and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. The incremental effect of applying SFAS 158 is disclosed as part of this footnote.
Nordstrom, Inc. and subsidiaries  43

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in thousands except per share and per option amounts
The following table reflects the effects of the adoption of SFAS 158 on our consolidated balance sheet as of February 3, 2007.

	Before Application		After Application
	of Statement 158	Adjustments	of Statement 158

Other assets	$184,449	$2,007	$186,456
Total assets	4,819,571	2,007	4,821,578
Other liabilities	228,564	11,636	240,200
Accumulated other comprehensive earnings (loss), net	1,049	(9,629)	(8,580)
Total shareholders’ equity	2,178,150	(9,629)	2,168,521
Total liabilities and shareholders’ equity	$4,819,571	$2,007	$4,821,578

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive earnings (pre-tax) as of February 3, 2007, included prior service cost of $(4,149) and accumulated loss of $(38,699). The amount included in accumulated other comprehensive income at January 28, 2006 was $32,032.
The change in benefit obligation and plan assets for 2006 and 2005 are as follows:

	February 3, 2007	January 28, 2006

Change in benefit obligation:
Benefit obligation at end of prior year	$91,036	$69,598
Change in assumption	—	11,559

Benefit obligation at beginning of year	91,036	81,157
Participant service cost	2,270	1,763
Interest cost	5,331	4,748
Amendments	—	893
Benefits paid	(3,295)	(2,850)
Actuarial loss	2,394	5,325

Benefit obligation at end of year	$97,736	$91,036
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	$3,295	$2,850
Distributions	(3,295)	(2,850)

Fair value of plan assets at end of year	—	—

Underfunded status	$(97,736)	$(91,036)

Unrecognized prior service cost		5,198
Unrecognized net loss		39,258
Additional minimum liability		(37,230)

Net amount recognized		$(83,810)

The accumulated benefit obligation was $86,100 at February 3, 2007 and $83,810 at January 28, 2006.
Amounts recognized in the consolidated balance sheets consist of:

	February 3, 2007	January 28, 2006

Current liabilities	$4,425	$2,982
Noncurrent liabilities	93,311	43,598
Intangible asset included in other assets	—	5,198
Deferred tax asset	—	12,492
Accumulated other comprehensive loss, net of tax	—	19,540

Net amount recognized	$97,736	$83,810

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in thousands except per share and per option amounts
The components of SERP expense and a summary of significant assumptions are as follows:

Fiscal Year	2006	2005	2004

Participant service cost	$2,270	$1,763	$1,489
Interest cost	5,331	4,747	3,965
Amortization of net loss	2,953	2,615	1,543
Amortization of prior service cost	1,049	962	962

Total expense	$11,603	$10,087	$7,959

Assumption percentages:
Discount rate	6.00%	6.00%	6.25%
Rate of compensation increase	4.00%	4.00%	4.00%
Measurement date	10/31/06	10/31/05	10/31/04

We used a discount rate for 2006 that was determined by constructing a hypothetical bond portfolio based on bonds available on October 31, 2006 rated “AA” or better by either Moody’s or Standard & Poor’s. This assumption was built to match the expected benefit payments under the SERP.
In 2005, we updated the post-retirement mortality table to better anticipate future experience and granted additional years of service for purposes of enhancing the SERP benefit for certain mid-career new hires. In addition, we updated our assumptions relating to bonus payments.
As of October 31, 2006, the expected future benefit payments based upon the assumptions described above and including benefits attributable to future employee service for the following periods are as follows:

Fiscal Year

2007	$4,425
2008	4,434
2009	4,474
2010	4,734
2011	4,879
2012-2016	32,494

In 2007, we expect $4,135 of costs currently in accumulated other comprehensive earnings to be recognized as components of net periodic benefit cost. This cost includes $1,049 for prior service cost and $3,086 for accumulated loss. We expect to make contributions to the plan of $4,425.
NOTE 11: COMMITMENTS AND CONTINGENT LIABILITIES
We are involved in routine claims, proceedings, and litigation arising in the normal course of our business. We do not believe any such claim, proceeding or litigation, either alone or in aggregate, will have a material impact on our results of operations, financial position, or liquidity.
We are routinely audited for tax compliance by the federal, state, local and foreign jurisdictions in which we operate. The audits generally cover several years and issues raised in an audit can impact other years that are available to be audited. While it is often difficult to predict whether we will prevail, we believe that our tax reserves reflect the probable outcome of known tax contingencies. We periodically reassess the amount of such reserves in light of changing facts and circumstances and adjust reserve balances as necessary. We have accrued $17,600 for anticipated tax and interest to be paid for our exposure items. Our income tax returns for 2002 through 2005 are currently under examination by the IRS.
Our estimated total purchase obligations, capital expenditure contractual commitments and inventory purchase orders were $1,070,023 as of February 3, 2007.
In connection with the purchase of foreign merchandise, we have outstanding import letters of credit totaling $9,846 as of February 3, 2007.
Nordstrom, Inc. and subsidiaries  45

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in thousands except per share and per option amounts
NOTE 12: SHAREHOLDERS’ EQUITY AND STOCK COMPENSATION PLANS
Share Repurchase Program
In August 2004, our Board of Directors authorized $300,000 of share repurchases, replacing a previous share repurchase authorization. By the end of 2004, we purchased 13,815 shares in the open market for the entire authorized amount of $300,000 at an average price of $21.71 per share.
In February 2005, our Board of Directors authorized an additional $500,000 of share repurchases. In 2005, we purchased 8,494 shares for $287,080 at an average price of $33.80 per share. We utilized the remainder of this authorization of $212,920 in the first quarter of 2006, purchasing 5,422 shares at an average price of $39.27 per share.
In May 2006, our Board of Directors authorized additional share repurchases of $1,000,000. In 2006, we repurchased 11,123 shares under this authorization for $408,607 at an average price of $36.74. As of February 3, 2007, the unused authorization was $591,394. The actual amount and timing of future share repurchases will be subject to market conditions and applicable SEC rules.
Dividends
In 2006, we paid dividends of $0.42 per share, the tenth consecutive year that our annual dividends increased. We paid dividends of $0.32 and $0.24 in 2005 and 2004.
Stock Option Plans
In 2004, our shareholders approved the 2004 Equity Incentive Plan. We currently grant stock options, performance share units and common shares under this plan.
STOCK OPTIONS
As of February 3, 2007, we have options outstanding under three stock option plans (collectively, the “Nordstrom, Inc. Plans”). Options vest over periods ranging from four to eight years, and expire ten years after the date of grant. A summary of stock option activity under the Nordstrom, Inc. Plans is presented below:

Fiscal Year	2006		2005		2004
		Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of year	14,344	$15	18,320	$13	23,368	$12
Granted	1,941	40	2,564	26	2,830	20
Exercised	(3,838)	13	(5,822)	13	(7,239)	12
Cancelled	(591)	25	(718)	16	(639)	13

Outstanding, end of year	11,856	$19	14,344	$15	18,320	$13

Options exercisable at end of year	5,990	$13	6,128	$12	7,877	$13

In 2006, 2005 and 2004, stock option awards to employees were approved by the Compensation Committee of our Board of Directors and their exercise price was set at the closing price of our common stock on the Committee meeting date. The stock option awards provide recipients with the opportunity for financial rewards when our stock price increases. The awards are determined based upon a percentage of the recipients’ base salary and the fair value of the stock options, which was estimated using an option pricing model. The fair value per stock option was $16 in 2006 (using a Binomial Lattice option valuation model), $10 in 2005 and $11 in 2004 (using the Black-Scholes option valuation model). For the year ended February 3, 2007, we awarded stock options to 1,236 employees compared to 1,207 employees in the same period in 2005.
The total intrinsic value of options exercised during the years ended February 3, 2007 and January 28, 2006 was $111,011 and $102,371. The total fair value of stock options vested during fiscal years 2006, 2005 and 2004 was $30,087, $26,541 and $24,333. As of February 3, 2007, the total unrecognized stock-based compensation expense related to nonvested stock options was $40,007, which is expected to be recognized over a weighted average period of 29 months. The aggregate intrinsic value of options outstanding as of February 3, 2007 was $441,321.
As of February 3, 2007, 11,432 options were vested or expected to vest with a total intrinsic value of $441,321. The weighted average exercise price of options vested or expected to vest was $19.46 as of February 3, 2007. The weighted average exercise life of options vested or expected to vest was six years.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in thousands except per share and per option amounts
The following table summarizes information about stock options outstanding for the Nordstrom, Inc. Plans as of February 3, 2007:

	Options Outstanding			Options Exercisable
		Weighted-Average			Weighted-Average
		Remaining Contractual	Weighted-Average		Remaining Contractual	Weighted-Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Life (Years)	Exercise Price

$8.03 - $9.00	2,722	6	$9	1,717	6	$9
$9.01 - $13.00	2,353	4	12	2,316	4	12
$13.01 - $20.00	3,009	5	19	1,576	4	18
$20.01 - $40.27	3,772	9	33	381	8	26

	11,856	6	$19	5,990	5	$13

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
At the end of each period, we record the performance share unit liability based on the vesting factors described above. As of February 3, 2007 and January 28, 2006, our liabilities included $12,653 and $16,927 for the units. For the years ended February 3, 2007, January 28, 2006 and January 29, 2005, stock-based compensation expense was $7,036, $11,672 and $7,816. As of February 3, 2007, the remaining unrecognized stock-based compensation expense related to nonvested performance share units was $4,279, which is expected to be recognized over a weighted average period of 19 months. At January 29, 2006, 412,648 units were unvested. During the year ended February 3, 2007, 68,092 units were granted, 216,865 units vested and 8,408 units cancelled, resulting in an ending balance of 255,467 unvested units as of February 3, 2007.
The following table summarizes the information for performance share units that vested during the period:

Fiscal Year	2006	2005	2004

Number of performance share units vested	216,865	336,892	455,762
Total fair value of performance share units vested	$11,310	$10,159	$27,488
Total amount of performance share units settled for cash	$5,982	$1,836	$4,977

Nonemployee Director Stock Incentive Plan
The Nonemployee Director Stock Incentive Plan authorizes the grant of stock awards to our nonemployee directors. These awards may be deferred or issued in the form of restricted or unrestricted stock, nonqualified stock options or stock appreciation rights. We issued 4,795 shares of unrestricted stock for a total expense of $169 in 2006. An additional 14,872 shares were deferred for a total expense of $519. As of February 3, 2007, we had 754,536 remaining shares available for issuance.
Employee Stock Purchase Plan
We offer an Employee Stock Purchase Plan (“ESPP”) as a benefit to our employees. Employees may make payroll deductions of up to ten percent of their base and bonus compensation. At the end of each six-month offering period, participants may purchase shares of our common stock at 90% of the fair market value on the last day of each offer period. Beginning in 2006, we recorded compensation expense over the purchase period at the fair value of the ESPP at the end of each reporting period.
We issued 446 shares under the ESPP during the year ended February 3, 2007. As of February 3, 2007 and January 28, 2006, we had current liabilities of $5,855 and $5,497 for future purchase of shares under the ESPP.
Nordstrom, Inc. and subsidiaries  47

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in thousands except per share and per option amounts
NOTE 13: ACCUMULATED OTHER COMPREHENSIVE EARNINGS
The following table shows the components of accumulated other comprehensive earnings, net of tax:

	February 3, 2007	January 28, 2006	January 29, 2005

Foreign currency translation	$15,770	$14,461	$16,276
Fair value adjustment to asset backed securities	4,982	7,787	4,857
Unrecognized loss on SERP, prior to adoption of SFAS 158	(16,508)	(19,540)	(11,798)
Adjustment to initially apply SFAS 158	(12,824)	—	—

Total accumulated other comprehensive earnings	$(8,580)	$2,708	$9,335

Included in our adjustment to initially apply SFAS 158 is our SERP, discussed in Note 10, and our employee retiree medical plan. Adoption of SFAS 158 had a $(3,195) (net of tax of $2,042) impact to accumulated other comprehensive earnings for the retiree medical plan.
NOTE 14: EARNINGS PER SHARE
Earnings per basic share is computed using the weighted average number of common shares outstanding during the year. Earnings per diluted share uses the weighted average number of common shares outstanding during the year plus dilutive common stock equivalents, primarily stock options and performance share units.
Options and other equity instruments totaling 1,883 shares in 2006 and 144 shares in 2005 were excluded from earnings per diluted share because their impact was anti-dilutive. There were no anti-dilutive options or other equity instruments in 2004.
Since the beginning of 2004, 16,899 shares have been issued upon the exercise of stock options; we repurchased 38,857 shares in 2006, 2005, and 2004.
The computation of earnings per share is as follows:

Fiscal Year	2006	2005	2004

Net earnings	$677,999	$551,339	$393,450

Basic shares	260,689	271,958	278,993
Dilutive effect of stock options and performance share units	5,023	5,818	5,540

Diluted shares	265,712	277,776	284,533

Earnings per basic share	$2.60	$2.03	$1.41
Earnings per diluted share	$2.55	$1.98	$1.38

NOTE 15: SEGMENT REPORTING
We offer three channels through which our customers can shop: Full-Line and Rack retail stores and Nordstrom Direct (online and catalog). Our goal is to create an integrated, consistent merchandise offering for our customers regardless of which channel they choose. These three channels meet the aggregation criteria set forth in Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) with the exception of “distribution method.” Nordstrom Direct sells merchandise via our online store and the catalog as opposed to in a retail store. As such, we aggregate our Full-Line and Rack stores into the Retail Stores segment and report Direct as a separate segment.
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
Beginning in September 2005, we changed our internal method for recognizing returns of Direct sales at Retail Stores. Previously, these returns were recognized in the Direct segment and now they are recognized in the Retail Stores segment. We have adjusted our previously disclosed segment information for 2005 and 2004 to present those years consistent with the 2006 method.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in thousands except per share and per option amounts
The following table summarizes the net sales by merchandise category:

Fiscal Year	2006	2005	2004

Women’s apparel	$2,963,134	$2,709,563	$2,577,489
Shoes	1,731,278	1,590,877	1,454,415
Men’s apparel	1,561,175	1,388,713	1,250,546
Cosmetics	941,541	847,391	767,132
Women’s accessories	847,334	720,334	636,227
Children’s apparel	286,153	266,225	246,079
Other	230,083	199,757	199,500

Total	$8,560,698	$7,722,860	$7,131,388

The following table presents our sales by merchandise category as a percentage of net sales:

Fiscal Year	2006	2005	2004

Women’s apparel	35%	35%	36%
Shoes	20%	21%	20%
Men’s apparel	18%	18%	18%
Cosmetics	11%	11%	11%
Women’s accessories	10%	9%	9%
Children’s apparel	3%	3%	3%
Other	3%	3%	3%

In general, we use the same measurements to compute earnings before income tax expense for reportable segments as we do for the consolidated company. However, redemptions of our merchandise rewards certificates are included in net sales for our Retail Stores segment. The sales amount in our Other segment includes an entry to eliminate these transactions from our consolidated net sales. There is no impact to earnings before income tax expense for this adjustment. In addition, our sales return reserve for our Retail Stores segment is recorded in the Other segment. Other than described above, the accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1.
Nordstrom, Inc. and subsidiaries  49

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in thousands except per share and per option amounts
The following tables set forth the information for our reportable segments and a reconciliation to the consolidated totals:

	Retail
Fiscal Year 2006	Stores	Credit	Direct	Other	Eliminations	Total

Net sales (a)	$7,900,152	—	$555,504	$105,042	—	$8,560,698
Net sales increase	10.0%	N/A	23.0%	20.3%	N/A	10.8%
Intersegment revenues	—	$43,431	—	—	$(43,431)	—
Interest expense, net (b)	—	(26,770)	—	(15,988)	—	(42,758)
Other income (expense) including finance charges, net	(11,412)	257,065	(798)	(6,330)	—	238,525
Depreciation and amortization	236,565	848	3,432	43,675	—	284,520
Earnings before income tax expense	1,185,401	60,396	140,348	(280,492)	—	1,105,653
Earnings before income tax expense as a percentage of net sales	15.0%	N/A	25.3%	N/A	N/A	12.9%
Goodwill	8,462	—	15,716	27,536	—	51,714
Acquired tradename	—	—	—	84,000	—	84,000
Assets (c)	2,305,617	1,063,151	105,361	1,347,449	—	4,821,578
Capital expenditures	224,434	772	3,243	35,988	—	264,437

	Retail
Fiscal Year 2005	Stores	Credit	Direct	Other	Eliminations	Total

Net sales (a)	$7,183,918	—	$451,641	$87,301	—	$7,722,860
Net sales increase	8.3%	N/A	1.1%	62.1%	N/A	8.3%
Intersegment revenues	—	$38,947	—	—	$(38,947)	—
Interest expense, net (b)	—	(26,216)	—	(19,084)	—	(45,300)
Other income (expense) including finance charges, net	(10,588)	224,677	29	(17,764)	—	196,354
Depreciation and amortization	223,258	1,209	2,693	49,168	—	276,328
Earnings before income tax expense	982,065	49,677	94,601	(241,118)	—	885,225
Earnings before income tax expense as a percentage of net sales	13.7%	N/A	20.9%	N/A	N/A	11.5%
Goodwill	8,462	—	15,716	27,536	—	51,714
Acquired tradename	—	—	—	84,000	—	84,000
Assets (c)	2,285,259	1,164,472	85,082	1,386,536	—	4,921,349
Capital expenditures	232,198	925	2,850	35,686	—	271,659

	Retail
Fiscal Year 2004	Stores	Credit	Direct	Other	Eliminations	Total

Net sales (a)	$6,630,764	—	$446,778	$53,846	—	$7,131,388
Net sales increase (decrease)	9.7%	N/A	31.9%	(16.9% )	N/A	10.6%
Intersegment revenues	—	$36,645	—	—	$(36,645)	—
Interest expense, net (b)	—	(23,522)	148	(54,054)	—	(77,428)
Other income (expense) including finance charges, net	(10,717)	202,359	(208)	(18,492)	—	172,942
Depreciation and amortization	209,321	1,107	4,395	49,946	—	264,769
Earnings before income tax expense	820,571	39,503	70,046	(282,839)	—	647,281
Earnings before income tax expense as a percentage of net sales	12.4%	N/A	15.7%	N/A	N/A	9.1%
Goodwill	8,462	—	15,716	27,536	—	51,714
Acquired tradename	—	—	—	84,000	—	84,000
Assets (c)	2,258,762	1,030,941	103,961	1,211,726	—	4,605,390
Capital expenditures	207,599	605	6,196	32,451	—	246,851

(a)	Net sales in Other include foreign sales of $104,101, $93,851, and $94,994 for 2006, 2005, and 2004.

(b)	Interest income of $13,309, $12,374, and $5,574 for 2006, 2005, and 2004 is recorded in our Other segment as an offset to interest expense, net.

(c)	Assets in Other include foreign assets of $211,802, $204,865, and $207,095 at the end of 2006, 2005, and 2004. It also includes unallocated assets in corporate headquarters, consisting primarily of cash, land, buildings and equipment, and deferred tax assets.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in thousands except per share and per option amounts
NOTE 16: SELECTED QUARTERLY DATA (UNAUDITED)

Fiscal Year 2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Net sales	$1,787,223	$2,270,468	$1,872,103	$2,630,904	$8,560,698
Same-store sales percentage change	5.4%	5.7%	10.7%	8.3%	7.5%
Gross profit	664,220	823,835	711,980	1,006,714	3,206,749
Earnings before income tax expense	213,087	292,351	221,170	379,045	1,105,653
Net earnings	131,231	178,754	135,673	232,341	677,999
Net earnings as a percentage of net sales	7.3%	7.9%	7.2%	8.8%	7.9%
Earnings per basic share	$0.49	$0.68	$0.53	$0.90	$2.60
Earnings per diluted share	$0.48	$0.67	$0.52	$0.89	$2.55

Fiscal Year 2005	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Net sales	$1,654,474	$2,106,438	$1,666,130	$2,295,818	$7,722,860
Same-store sales percentage change	6.2%	6.2%	5.9%	5.8%	6.0%
Gross profit	608,309	758,923	607,678	859,927	2,834,837
Earnings before income tax expense	172,980	241,793	163,012	307,440	885,225
Net earnings	104,538	148,918	107,453	190,430	551,339
Net earnings as a percentage of net sales	6.3%	7.1%	6.4%	8.3%	7.1%
Earnings per basic share	$0.38	$0.54	$0.40	$0.71	$2.03
Earnings per diluted share	$0.38	$0.53	$0.39	$0.69	$1.98

Nordstrom, Inc. and subsidiaries  51

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
The following information required under this item is filed as part of this report:
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.
The information required under this item is included in the following sections of our Proxy Statement for our 2007 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Executive Officers
Election of Directors
Board Committees
Director Nominating Process
Web site Access to Corporate Governance Documents
Section 16(a) Beneficial Ownership Reporting Compliance
Corporate Governance
The certifications of our President and Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Annual Report on Form 10-K and were included as exhibits to each of our quarterly reports on Form 10-Q. Our President certified to the New York Stock Exchange (NYSE) on June 1, 2006 pursuant to Section 303A.12(a) of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.
Item 11. Executive Compensation.
The information required under this item is included in the following sections of our Proxy Statement for our 2007 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Compensation of Executive Officers
Compensation Committee Report
Director Compensation
Compensation Committee Interlocks and Insider Participation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information required under this item is included in the following section of our Proxy Statement for our 2007 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Security Ownership of Certain Beneficial Owners and Management
Equity Compensation Plans
Item 13. Certain Relationships and Related Transactions.
The information required under this item is included in the following sections of our Proxy Statement for our 2007 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Election of Directors
Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services.
The information required under this item is included in the following section of our Proxy Statement for our 2007 Annual Meeting of Shareholders, which section is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
     Ratification of the Appointment of Independent Registered Public Accounting Firm
PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following information required under this item is filed as part of this report:
(a)1. FINANCIAL STATEMENTS
(a)2. FINANCIAL STATEMENT SCHEDULE

Page
Consent of Independent Registered Public Accounting Firm	55
Schedule II — Valuation and Qualifying Accounts	56
(a)3. EXHIBITS
Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 58 through 62 hereof.
All other schedules and exhibits are omitted because they are not applicable, not required, or because the information required has been given as part of this report.
Nordstrom, Inc. and subsidiaries  53

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORDSTROM, INC. (Registrant)

/s/ Michael G. Koppel

Michael G. Koppel Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: March 23, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Principal Financial Officer:		Principal Executive Officer:

/s/	Michael G. Koppel	/s/	Blake W. Nordstrom

	Michael G. Koppel		Blake W. Nordstrom
Executive Vice President and Chief Financial Officer			President

Principal Accounting Officer:

/s/	Peter F. Collins

Peter F. Collins
Divisional Vice President and Corporate Controller

Directors:

/s/	Phyllis J. Campbell	/s/	Enrique Hernandez, Jr.

	Phyllis J. Campbell		Enrique Hernandez, Jr.
	Director	Non-executive Chairman of the Board of Directors

/s/	Jeanne P. Jackson	/s/	Robert G. Miller

	Jeanne P. Jackson		Robert G. Miller
	Director		Director

/s/	Blake W. Nordstrom	/s/	Erik B. Nordstrom

	Blake W. Nordstrom		Erik B. Nordstrom
	Director		Director

/s/	Peter E. Nordstrom	/s/	Philip G. Satre

	Peter E. Nordstrom		Philip G. Satre
	Director		Director

/s/	Alison A. Winter

Alison A. Winter
Director
Date: March 23, 2007

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Nordstrom, Inc.
We consent to the incorporation by reference in Registration Statement Nos. 033-18321, 333-63403, 333-40064, 333-40066, 333-79791, 333-101110, and 333-118756 on Form S-8 and Nos. 333-59840 and 333-69281 on Form S-3 of our reports dated March 22, 2007, relating to the consolidated financial statements and financial statement schedule of Nordstrom, Inc. (which report expressed an unqualified opinion and included an explanatory paragraph regarding the change in accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment), and management’s report on the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Nordstrom, Inc. for the fiscal year ended February 3, 2007.
/s/ Deloitte & Touche LLP
Seattle, Washington
March 22, 2007
Nordstrom, Inc. and subsidiaries  55

NORDSTROM, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Column A	Column B	Column C	Column D		Column E
		Additions
	Balance at beginning	Charged to costs			Balance at end
Description	of period	and expenses	Deductions		of period

Deducted from related balance sheet account

Allowance for doubtful accounts:
Year ended:
February 3, 2007	$17,926	$17,197	$17,648	(A)	$17,475
January 28, 2006	$19,065	$20,918	$22,057	(A)	$17,926
January 29, 2005	$20,320	$24,639	$25,894	(A)	$19,065

Reserves

Allowance for sales return, net:
Year ended:
February 3, 2007	$51,172	$893,651	$890,277	(B)	$54,546
January 28, 2006	$49,745	$805,288	$803,861	(B)	$51,172
January 29, 2005	$39,841	$725,982	$716,078	(B)	$49,745

(A)	Deductions consist of write-offs of uncollectible accounts, net of recoveries.

(B)	Deductions consist of actual returns offset by the value of the merchandise returned and the sales commission reversed.

[This page intentionally left blank.]
Nordstrom, Inc. and subsidiaries  57

Nordstrom, Inc. and Subsidiaries
Exhibit Index

	Exhibit	Method of Filing

3.1	Articles of Incorporation as amended and restated on May 24, 2005	Incorporated by reference from the Registrant’s Form 8-K filed on May 31, 2005, Exhibit 3.1

3.2	Bylaws, as amended and restated on February 21, 2007	Incorporated by reference from the Registrant’s Form 8-K filed on February 23, 2007, Exhibit 3.2

4.1	Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated March 11, 1998	Incorporated by reference from Registration No. 333-47035, Exhibit 4.1

4.2	Senior indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated January 13, 1999	Incorporated by reference from Registration No. 333-69281, Exhibit 4.3

4.3	Form of Subordinated Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated January 13, 1999	Incorporated by reference from Registration No. 333-69281, Exhibit 4.4

10.1	Merchant Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1991, Exhibit 10.1

10.2	Nordstrom Supplemental Executive Retirement Plan (2003 Restatement)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2003, Exhibit 10.1

10.3	Investment Agreement dated October 8, 1984 between the Registrant and Nordstrom Credit, Inc.	Incorporated by reference from the Nordstrom Credit, Inc. Form 10, Exhibit 10.1

10.4	1997 Nordstrom Stock Option Plan, amended and restated on February 16, 2000	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2003, Exhibit 10.1

10.5	Nordstrom 401(K) Plan & Profit Sharing, as amended and restated on January 1, 2004	Incorporated by reference from the Registrant’s Annual Report on Form 11-K for the year ended December 31, 2003, Exhibit 99.2

10.6	Amendment 2005-1 to the Nordstrom 401(k) Plan & Profit Sharing dated January 1, 2004	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 28, 2006, Exhibit 10.6

10.7	Amendment 2005-2 to the Nordstrom 401(k) Plan & Profit Sharing dated January 1, 2004	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 28, 2006, Exhibit 10.7

10.8	Commercial Paper Dealer Agreement dated October 2, 1997 between Registrant and Bancamerica Securities, Inc.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.1

10.9	Commercial Paper Agreement dated October 2, 1997 between Registrant and Credit Suisse First Boston Corporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.2

10.10	Issuing and Paying Agency Agreement dated October 2, 1997 between Registrant and First Trust of New York, N.A.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.3

10.11	Share Purchase and Contribution Agreement dated as of September 27, 2000 by and among Nordstrom, Inc., Nordstrom European Capital Group, and the Selling Shareholders of Façonnable, S.A.S.	Incorporated by reference from the Registrant’s Form S-3, Registration No. 333-50028 filed on November 15, 2000, Exhibit 2.1

	Exhibit	Method of Filing

10.12	Amendment to the Share Purchase and Contribution Agreement dated as of September 27, 2000 by and among Nordstrom, Inc., Nordstrom European Capital Group, and the Selling Shareholders of Façonnable, S.A.S., dated October 20, 2000	Incorporated by reference from the Registrant’s Form S-3, Registration No. 333-50028 filed on November 15, 2000, Exhibit 2.2

10.13	Receivables Purchase Agreement dated October 1, 2001 between Nordstrom Credit, Inc. and Nordstrom Private Label Receivables, LLC	Incorporated by reference from Nordstrom Credit, Inc.’s Annual Report on Form 10-K for the year ended January 31, 2002, Exhibit 10.21

10.14	Transfer and Servicing Agreement dated October 1, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Wells Fargo Bank Minnesota, N.A., and Nordstrom Private Label Credit Card Master Note Trust	Incorporated by reference from Nordstrom Credit, Inc.’s Annual Report on Form 10-K for the year ended January 31, 2002, Exhibit 10.22

10.15	Master Indenture dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee	Incorporated by reference from Nordstrom Credit, Inc.’s Annual Report on Form 10-K for the year ended January 31, 2002, Exhibit 10.23

10.16	Series 2001-1 Indenture Supplement dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee	Incorporated by reference from Nordstrom Credit, Inc.’s Annual Report on Form 10-K for the year ended January 31, 2002, Exhibit 10.24

10.17	Series 2001-2 Indenture Supplement dated December 4, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Wells Fargo Bank Minnesota, N.A., as trustee	Incorporated by reference from Nordstrom Credit, Inc.’s Annual Report on Form 10-K for the year ended January 31, 2002, Exhibit 10.25

10.18	Amended and Restated Trust Agreement dated October 1, 2001 between Nordstrom Private Label Receivables, LLC, and Wilmington Trust Company, as trustee	Incorporated by reference from Nordstrom Credit, Inc.’s Annual Report on Form 10-K for the year ended January 31, 2002, Exhibit 10.26

10.19	Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent	Incorporated by reference from Nordstrom Credit, Inc.’s Annual Report on Form 10-K for the year ended January 31, 2003, Exhibit 10.25

10.20	First Amendment to the Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated December 2, 2002	Incorporated by reference from Nordstrom Credit, Inc.’s Annual Report on Form 10-K for the year ended January 31, 2003, Exhibit 10.26

10.21	Second Amendment to the Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated December 2, 2003	Incorporated by reference from Nordstrom Credit, Inc.’s Annual Report on Form 10-K for the year ended January 31, 2004, Exhibit 10.25

10.22	Third Amendment to the Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated February 29, 2004	Incorporated by reference from Nordstrom Credit, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004, Exhibit 10.3

10.23	Fourth Amendment to the Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One, NA, as agent, dated May 28, 2004	Incorporated by reference from Nordstrom Credit, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004, Exhibit 10.4

10.24	Fifth Amendment to the Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and JP Morgan Chase Bank NA (successor-by-merger to Bank One, NA (Main Office Chicago)) as agent, dated December 16, 2004	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005, Exhibit 10.25

10.25	Receivables Purchase Agreement dated April 1, 2002 between Nordstrom fsb and Nordstrom Credit Card Receivables LLC	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended January 31, 2003, Exhibit 10.39

Nordstrom, Inc. and subsidiaries  59

	Exhibit	Method of Filing

10.26	Administration Agreement dated April 1, 2002 between Nordstrom Credit Card Master Note Trust and Nordstrom fsb	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended January 31, 2003, Exhibit 10.40

10.27	Amended and Restated Trust Agreement dated April 1, 2002 between Nordstrom Credit Card Receivables LLC and Wilmington Trust Company	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended January 31, 2003, Exhibit 10.41

10.28	Master Indenture dated April 1, 2002 between Nordstrom Credit Card Master Note Trust and Wells Fargo Bank Minnesota, National Association	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended January 31, 2003, Exhibit 10.42

10.29	Series 2002-1 Indenture Supplement dated April 1, 2002 between Nordstrom Credit Card Master Note Trust and Wells Fargo Bank Minnesota, National Association	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended January 31, 2003, Exhibit 10.43

10.30	Transfer and Servicing Agreement dated April 1, 2002 between Nordstrom Credit Card Receivables, LLC, Nordstrom fsb, Wells Fargo Bank Minnesota, National Association and Nordstrom Credit Card Master Note Trust	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended January 31, 2003, Exhibit 10.44

10.31	Principal Balance Increase Request dated December 28, 2004 between Nordstrom Credit Card Receivables, LLC, Nordstrom fsb, Wells Fargo Bank and Nordstrom Credit, Inc.	Incorporated by reference from Nordstrom Credit, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005, Exhibit 10.1

10.32	Principal Balance Increase Request dated March 28, 2005 between Nordstrom Credit Card Receivables, LLC, Nordstrom fsb, Wells Fargo Bank and Nordstrom Credit, Inc.	Incorporated by reference from Nordstrom Credit, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005, Exhibit 10.2

10.33	Principal Balance Increase Confirmation dated March 31, 2005 between Nordstrom Credit, Inc. and Wells Fargo Bank	Incorporated by reference from Nordstrom Credit, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005, Exhibit 10.3

10.34	Performance Undertaking dated September 28, 2001 between Registrant and Bank One, N.A.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002, Exhibit 10.37

10.35	Performance Undertaking dated December 4, 2001 between Registrant and Bank One, N.A.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002, Exhibit 10.38

10.36	Promissory Note dated April 18, 2002 between 1700 Seventh, L.P. and New York Life Insurance Company	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.2

10.37	Promissory Note dated April 18, 2002 between 1700 Seventh, L.P. and Life Investors Insurance Company of America	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.3

10.38	Guaranty Agreement dated April 18, 2002 between Registrant, New York Life Insurance Company and Life Investors Insurance Company of America	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.4

10.39	The 2002 Nonemployee Director Stock Incentive Plan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002, Exhibit 10.1

10.40	Nordstrom Executive Deferred Compensation Plan (2003 Restatement)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2003, Exhibit 10.2

10.41	Nordstrom Directors Deferred Compensation Plan (2002 Restatement)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2004, Exhibit 10.55

10.42	Nordstrom, Inc. Leadership Separation Plan (Restated Effective March 1, 2005)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005, Exhibit 10.43

	Exhibit	Method of Filing

10.43	Nordstrom, Inc. Executive Management Group Bonus Plan	Incorporated by reference from Registrant’s definitive proxy statement filed with the Commission on April 15, 2004

10.44	2004 Equity Incentive Plan	Incorporated by reference from Registrant’s definitive proxy statement filed with the Commission on April 15, 2004

10.45	Commitment of Nordstrom, Inc. to Nordstrom fsb dated June 17, 2004	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, Exhibit 10.4

10.46	Nordstrom fsb Segregated Earmarked Deposit Agreement And Security Agreement by and between Nordstrom fsb and Nordstrom, Inc. dated July 1, 2004	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, Exhibit 10.5

10.47	Revolving Credit Facility dated May 14, 2004 between Registrant and a group of commercial banks	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, Exhibit 10.1

10.48	Revolving Credit Facility Agreement dated November 4, 2005, between Registrant and each of the initial lenders named therein as Lenders, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Syndication Agents, U.S. Bank, National Association, as Documentation Agent and Bank of America, N.A. as administrative agent	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005, Exhibit 10.1

10.49	Employment Letter with Mr. Paul Favaro, effective February 1, 2005	Incorporated by reference from the Registrant’s Form 8-K filed on January 12, 2005, Exhibit 99.1

10.50	Form of Notice of Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 2004 Equity Incentive Plan	Incorporated by reference from the Registrant’s Form 8-K filed on February 26, 2007, Exhibit 10.1

10.51	Form of Performance Share Unit Notice and Performance Share Unit Award Agreement under the Nordstrom, Inc. 2004 Equity Incentive Plan	Incorporated by reference from the Registrant’s Form 8-K filed on February 26, 2007, Exhibit 10.2

10.52	Press release dated February 24, 2005 announcing that its Board of Directors authorized a $500 million share repurchase program	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2005, Exhibit 99.1

10.53	Summary of Lead Director Compensation	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2005, Exhibit 99.2

10.54	Director Compensation Summary	Filed herewith electronically

10.55	Nordstrom, Inc. Employee Stock Purchase Plan (2006 Restatement)	Incorporated by reference from the Registrant’s definitive proxy statement on Schedule 14A filed with the Commission on April 13, 2006, Exhibit 10.4

10.56	Trust Agreement dated October 16, 2001 between Nordstrom Private Label Receivables LLC and Wilmington Trust Company, as trustee	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended 7/29/2006, Exhibit 10.1

10.57	Administration Agreement dated October 1, 2001 between Nordstrom Private Label Credit Card Master Note Trust and Nordstrom fsb	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended 7/29/2006, Exhibit 10.2

10.58	Trust Agreement dated March 25, 2002 between Nordstrom Credit Card Receivables LLC and Wilmington Trust Company, as trustee	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended 7/29/2006, Exhibit 10.3

10.59	Note Purchase Agreement dated December 4, 2001 between Nordstrom Private Label Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and Bank One NA (incorporated by reference from Nordstrom Credit, Inc.’s Annual Report on Form 10-K for the year ended January 31, 2002, Exhibit 10.25), as amended February 25, 2005, February 24, 2006, June 26, 2006, and October 10, 2006	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended 10/28/2006, Exhibit 10.1

10.60	Note Purchase Agreement dated December 16, 2004 between Nordstrom Credit Card Receivables, LLC, Nordstrom fsb, Falcon Asset Securitization Corporation, and JPMorgan Chase Bank NA, as amended October 10, 2006	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended 10/28/2006, Exhibit 10.2

Nordstrom, Inc. and subsidiaries  61

	Exhibit	Method of Filing

21.1	Subsidiaries of the Registrant	Filed herewith electronically

23.1	Consent of Independent Registered Public Accounting Firm	Filed as page 55 of this report

31.1	Certification of President required by Section 302(a) of the Sarbanes- Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

Nordstrom, Inc. and subsidiaries  62