Form 10-Q
period 2007-05-05
NORDSTROM INC
filed 2007-06-08
CIK 72333

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2007
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
YES ☐ NO ☑
Common stock outstanding as of June 1, 2007: 252,200,138 shares of common stock.

NORDSTROM, INC. AND SUBSIDIARIES

2 of 30

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands except per share amounts and percentages)
(Unaudited)

	Quarter Ended
	May 5,	April 29,
	2007	2006
Net sales	$1,953,872	$1,787,223
Cost of sales and related buying and occupancy costs	(1,214,752)	(1,123,003)

Gross profit	739,120	664,220

Selling, general and administrative expenses	(534,014)	(494,220)

Operating income	205,106	170,000
Interest expense, net	(7,212)	(10,751)
Other income including finance charges, net	55,851	53,838

Earnings before income tax expense	253,745	213,087
Income tax expense	(96,948)	(81,856)

Net earnings	$156,797	$131,231

Earnings per basic share	$0.61	$0.49
Earnings per diluted share	$0.60	$0.48

Basic shares	257,948	267,490
Diluted shares	262,731	272,831

(% of Net Sales)	Quarter Ended
	May 5,	April 29,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales and related buying and occupancy costs	(62.2%)	(62.8%)

Gross profit	37.8%	37.2%
Selling, general and administrative expenses	(27.3%)	(27.7%)

Operating income	10.5%	9.5%
Interest expense, net	(0.4%)	(0.6%)
Other income including finance charges, net	2.9%	3.0%

Earnings before income tax expense	13.0%	11.9%
Income tax expense (as a % of earnings before income tax expense)	(38.2%)	(38.4%)

Net earnings	8.0%	7.3%

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 30

NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	May 5, 2007	February 3, 2007	April 29, 2006
Assets
Current assets:
Cash and cash equivalents	$744,644	$402,559	$261,326
Short-term investments	—	—	30,000
Accounts receivable, net	1,602,527	684,376	619,095
Investment in asset backed securities	—	428,175	565,854
Merchandise inventories	1,105,015	997,289	1,078,750
Current deferred tax assets, net	175,576	169,320	161,001
Prepaid expenses and other	59,764	60,474	56,982

Total current assets	3,687,526	2,742,193	2,773,008

Land, buildings and equipment (net of accumulated depreciation of $2,854,019, $2,790,115 and $2,615,512)	1,790,203	1,757,215	1,748,399
Goodwill	51,714	51,714	51,714
Acquired tradename	84,000	84,000	84,000
Other assets	217,942	186,456	129,518

Total assets	$5,831,385	$4,821,578	$4,786,639

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$699,678	$576,796	$638,983
Accrued salaries, wages and related benefits	176,965	339,965	174,300
Other current liabilities	411,141	433,487	372,446
Income taxes payable	121,899	76,095	59,978
Current portion of long-term debt	7,768	6,800	306,636

Total current liabilities	1,417,451	1,433,143	1,552,343

Long-term debt, net	1,474,632	623,652	624,949
Deferred property incentives, net	362,741	356,062	361,446
Other liabilities	257,326	240,200	219,477
Shareholders’ equity:
Common stock, no par value: 1,000,000 shares authorized; 258,140, 257,313 and 265,741 shares issued and outstanding	861,764	826,421	733,663
Retained earnings	1,469,743	1,350,680	1,294,351
Accumulated other comprehensive (loss) earnings	(12,272)	(8,580)	410

Total shareholders’ equity	2,319,235	2,168,521	2,028,424

Total liabilities and shareholders’ equity	$5,831,385	$4,821,578	$4,786,639

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 30

NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands except per share amounts)
(Unaudited)

					Accumulated
					Other
			Unearned		Comprehensive
	Common Stock		Stock	Retained	(Loss)
	Shares	Amount	Compensation	Earnings	Earnings	Total

Balance at February 3, 2007	257,313	$826,421	—	$1,350,680	$(8,580)	$2,168,521
Cumulative effect adjustment to adopt FIN 48	—	—	—	(2,962)	—	(2,962)

Adjusted Beginning Balance	257,313	$826,421	—	$1,347,718	$(8,580)	$2,165,559

Net earnings	—	—	—	156,797		156,797
Other comprehensive earnings:
Foreign currency translation adjustment	—	—	—	—	707	707
Amounts amortized into net periodic benefit cost	—	—	—	—	583	583
Fair value adjustment to investment in asset backed securities, net of tax of $2,806	—	—	—	—	(4,982)	(4,982)

Comprehensive net earnings	—	—	—	—	—	153,105
Cash dividends paid ($0.135 per share)	—	—	—	(34,772)	—	(34,772)
Issuance of common stock for:
Stock option plans	579	17,198	—	—	—	17,198
Employee stock purchase plan	187	8,930	—	—	—	8,930
Other	61	3,668	—	—	—	3,668
Stock-based compensation	—	5,547	—	—	—	5,547

Balance at May 5, 2007	258,140	$861,764	—	$1,469,743	$(12,272)	$2,319,235

					Accumulated
			Unearned		Other
	Common Stock		Stock	Retained	Comprehensive
	Shares	Amount	Compensation	Earnings	Earnings	Total

Balance at January 28, 2006	269,549	$685,934	$(327)	$1,404,366	$2,708	$2,092,681
Net earnings	—	—	—	131,231	—	131,231
Other comprehensive earnings:
Foreign currency translation adjustment	—	—	—	—	911	911
Fair value adjustment to investment in asset backed securities, net of tax of $1,956	—	—	—	—	(3,209)	(3,209)

Comprehensive net earnings	—	—	—	—	—	128,933
Cash dividends paid ($0.105 per share)	—	—	—	(28,326)	—	(28,326)
Issuance of common stock for:
Stock option plans	1,369	32,067	—	—	—	32,067
Employee stock purchase plan	237	8,499	—	—	—	8,499
Other	9	(1)	327	—	—	326
Stock-based compensation	—	7,164	—	—	—	7,164
Repurchase of common stock	(5,423)	—	—	(212,920)	—	(212,920)

Balance at April 29, 2006	265,741	$733,663	—	$1,294,351	$410	$2,028,424

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 30

NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Quarter Ended
	May 5, 2007	April 29, 2006
Operating Activities
Net earnings	$156,797	$131,231
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of buildings and equipment	69,364	70,425
Amortization of deferred property incentives and other, net	(9,004)	(8,677)
Stock-based compensation expense	6,329	7,336
Deferred income taxes, net	(18,809)	(7,395)
Tax benefit from stock-based payments	7,660	13,538
Excess tax benefit from stock-based payments	(7,387)	(11,617)
Provision for bad debt expense	8,484	2,650
Change in operating assets and liabilities:
Accounts receivable	(925,721)	17,834
Investment in asset backed securities	420,387	(7,927)
Merchandise inventories	(135,280)	(109,648)
Prepaid expenses	5,062	(1,410)
Other assets	(25,490)	(572)
Accounts payable	92,928	91,905
Accrued salaries, wages and related benefits	(159,926)	(111,343)
Other current liabilities	(23,464)	(34,126)
Income taxes payable	57,221	(21,639)
Deferred property incentives	17,330	3,826
Other liabilities	5,979	4,360

Net cash (used in) provided by operating activities	(457,540)	28,751

Investing Activities
Capital expenditures	(85,829)	(47,513)
Proceeds from sale of assets	122	18
Purchases of short-term investments	—	(100,000)
Sales of short-term investments	—	124,000
Other, net	4,957	(1,941)

Net cash used in investing activities	(80,750)	(25,436)

Financing Activities
Proceeds from long-term borrowing	1,000,000	—
Principal payments on long-term debt	(151,141)	(1,124)
Increase (decrease) in cash book overdrafts	42,777	(1,807)
Proceeds from exercise of stock options	9,549	18,657
Proceeds from employee stock purchase plan	8,919	8,370
Excess tax benefit from stock-based payments	7,387	11,617
Cash dividends paid	(34,772)	(28,326)
Repurchase of common stock	—	(212,920)
Other, net	(2,344)	888

Net cash provided by (used in) financing activities	880,375	(204,645)

Net increase (decrease) in cash and cash equivalents	342,085	(201,330)
Cash and cash equivalents at beginning of period	402,559	462,656

Cash and cash equivalents at end of period	$744,644	$261,326

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

6 of 30

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in our 2006 Annual Report. The same accounting policies are followed for preparing quarterly and annual financial information. All adjustments necessary for the fair presentation of the results of operations, financial position and cash flows have been included and are of a normal, recurring nature.
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
Our accounting policies in 2007 are consistent with those discussed in our 2006 Annual Report, with the exception of our adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) in the beginning of the first quarter of 2007. Additionally, this quarter, we converted our private label card and co-branded Nordstrom VISA credit card receivables into one on-balance sheet securitization program, which is accounted for as a secured borrowing (on-balance sheet).
Other Income Including Finance Charges, Net
On May 1, 2007, we converted our Nordstrom private label card and co-branded Nordstrom VISA credit card programs into one securitization program. Prior to the transaction, other income including finance charges, net consisted primarily of finance charges and late fees generated by our Nordstrom private label cards and earnings from our investment in asset backed securities and securitization gains and losses, which are both generated from the co-branded Nordstrom VISA credit card program.
After the transaction, other income including finance charges, net consists primarily of finance charges and late fees generated by our combined Nordstrom private label card and co-branded Nordstrom VISA credit card programs.
Securitization of Accounts Receivable and Accounts Receivable
We offer Nordstrom private label cards and co-branded Nordstrom VISA credit cards to our customers. On May 1, 2007, we converted the private label card and co-branded Nordstrom VISA credit card programs into one securitization program, which is accounted for as a secured borrowing (on-balance sheet). When we combined the securitization programs, our investment in asset backed securities was converted from available-for-sale securities to receivables. As of May 5, 2007, the majority of co-branded Nordstrom VISA credit card receivables have been recorded at fair value. Based on past payment patterns, we expect that this receivable portfolio will be repaid within approximately eight months. During that time, we expect to transition the co-branded Nordstrom VISA credit card receivable portfolio to historical cost, net of bad debt allowances, on our balance sheet.
We report our Nordstrom private label card receivables and new co-branded Nordstrom VISA credit card receivables generated after May 1, 2007 at cost, net of an allowance for doubtful accounts. Our allowance for doubtful accounts represents our best estimate of the losses inherent in our customer accounts receivable based on several factors, including historical trends of aging of accounts, write-off experience and expectations of future performance.

7 of 30

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
Going forward, we expect that both our Nordstrom private label cards and co-branded Nordstrom VISA credit cards will be accounted for using the same on-balance sheet, historical cost method.
Substantially all of the Nordstrom private label receivables and 90% of the co-branded Nordstrom VISA credit card receivables are securitized. Under the securitization, the receivables are transferred to a third-party trust on a daily basis. The balance of the receivables transferred to the trust fluctuates as new receivables are generated and old receivables are retired (through payments received, charge-offs, or credits for merchandise returns). On May 1, 2007, the trust issued securities that are backed by the receivables. These combined receivables back the Series 2007-1 Notes, the Series 2007-2 Notes, and an unused variable funding note that is discussed in Note 4: Long-term debt.
Under the terms of the trust agreement, we may be required to fund certain amounts upon the occurrence of specific events. Our credit card securitization agreements set a maximum percentage of receivables that can be associated with various receivable categories, such as employee or foreign receivables. As of May 5, 2007 these maximums were not exceeded.
Income Taxes
Effective February 4, 2007, we adopted FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
The cumulative effect of adopting FIN 48 has resulted in an increase to our liability for uncertain tax positions of $2,962. The impact of this adjustment upon adoption was to decrease the beginning balance of retained earnings on the balance sheet and to increase our accruals for uncertain tax positions and related interest by a corresponding amount.
Upon adoption we had approximately $20,899 of gross unrecognized tax benefits. The total amount of such unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods was $14,377. Interest and penalties related to income tax matters are classified as a component of income tax expense. Accrued interest and penalties upon adoption were $1,467.
During 2007, the Company does not expect to recognize a material change in unrecognized tax benefits.
We file income tax returns in the U.S. federal and various state jurisdictions. We also file returns in France and several other foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2002. Our U.S. federal filings for the years 2002 through 2006 are under routine examination and that process is anticipated to be completed before the end of 2008. Additionally, the U.S. federal tax return for 2007 is under concurrent year processing, and the review should be complete in 2008. We currently have an active examination in France for years 2001 through 2004. A few state jurisdictions have active examinations that include earlier years, but these audits are not considered material.

8 of 30

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 will be effective at the beginning of fiscal year 2008. We are assessing the potential financial statement impact of SFAS 157.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective at the beginning of fiscal year 2008. We are assessing the potential financial statement impact of SFAS 159.
NOTE 2: ACCOUNTS RECEIVABLE
The components of accounts receivable are as follows:

	May 5, 2007	February 3, 2007	April 29, 2006
Trade receivables:
Restricted trade receivables	$1,398,825	$582,281	$520,440
Unrestricted trade receivables	139,881	43,793	35,554
Allowance for doubtful accounts	(18,975)	(17,475)	(16,056)

Trade receivables, net	1,519,731	608,599	539,938
Other	82,796	75,777	79,157

Accounts receivable, net	$1,602,527	$684,376	$619,095

The following table summarizes the restricted trade receivables:

	May 5, 2007	February 3, 2007	April 29, 2006
Private label card receivables	$559,924	$582,281	$520,440
Co-branded Nordstrom VISA credit card receivables	838,901	—	—

Restricted trade receivables	$1,398,825	$582,281	$520,440

As of May 5, 2007, the restricted trade receivables relate to substantially all of our Nordstrom private label card receivables and 90% of the co-branded Nordstrom VISA credit card receivables. These restricted trade receivables back the Series 2007-1 Notes, the Series 2007-2 Notes, and the unused variable funding note discussed in Note 4: Long-term debt. At February 3, 2007 and April 29, 2006, the restricted trade receivables related to our Nordstrom private label card backed the unused variable funding note.
The unrestricted trade receivables consist primarily of the remaining portion of our Nordstrom private label and co-branded Nordstrom VISA credit card receivables, Façonnable wholesale receivables and accrued finance charges not yet allocated to customer accounts.
Other accounts receivable consist primarily of credit card receivables due from third-party financial institutions and vendor rebates, which are believed to be fully realizable as they are collected soon after they are earned.

9 of 30

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 3: INVESTMENT IN ASSET BACKED SECURITIES – CO-BRANDED NORDSTROM VISA CREDIT CARD
                 RECEIVABLES
Prior to the securitization transaction discussed in Note 1, our co-branded Nordstrom VISA credit card program was treated as an investment in asset backed securities. As previously discussed, as of May 5, 2007, our balance sheet does not include an investment in asset backed securities. The following table represents the components prior to the transaction:

	February 3, 2007	April 29, 2006
Total face value of co-branded Nordstrom VISA credit card principal receivables	$907,983	$749,322

Debt securities issued by the VISA Trust:
Off-balance sheet (sold to third parties):
2002 Class A & B notes	$200,000	$200,000
2004-2 Variable funding notes	350,000	—

	$550,000	$200,000

Transferor Interest amount recorded on Nordstrom, Inc.’s balance sheet:
Investment in asset backed securities at fair value	$428,175	$565,854

The following table presents the key assumptions we used to value the investment in asset backed securities prior to the transaction:

	February 3, 2007	April 29, 2006
Weighted average remaining life (in months)	7.5	7.6
Average annual credit losses	5.7%	5.2%
Average gross yield	16.8%	17.3%
Weighted average coupon on issued securities	5.3%	5.5%
Average monthly payment rates	8.0%	7.6%
Discount rate on investment in asset backed securities	7.3% to 11.5%	6.2% to 11.4%
The following table summarizes the income earned by the investment in asset backed securities that is included in other income including finance charges, net on the condensed consolidated statements of earnings prior to the transaction on May 1, 2007:

	Quarter Ended
	May 5, 2007	April 29, 2006
Interest income	$21,266	$18,926
Gain on sales of receivables and other income	4,745	8,395

	$26,011	$27,321

Our investment in asset backed securities and the off-balance sheet financing are described in Notes 1 and 3 of our 2006 Annual Report.

10 of 30

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 4: LONG-TERM DEBT
A summary of long-term debt is as follows:

	May 5, 2007	February 3, 2007	April 29, 2006
Private Label Securitization, 4.82%, due October 2006	—	—	$300,000
Senior notes, 5.625%, due January 2009	$250,000	$250,000	250,000
Series 2007-1 Class A Notes, 4.92%, due April 2010	325,500	—	—
Series 2007-1 Class B Notes, 5.02%, due April 2010	24,500	—	—
Series 2007-2 Class A Notes, one-month LIBOR plus 0.06% per year, due April 2012	453,800	—	—
Series 2007-2 Class B Notes, one-month LIBOR plus 0.18% per year, due April 2012	46,200	—	—
Senior debentures, 6.95%, due March 2028	300,000	300,000	300,000
Mortgage payable, 7.68%, due April 2020	68,944	69,710	71,923
Other	20,181	19,600	22,509
Fair market value of interest rate swap	(6,725)	(8,858)	(12,847)

Total long–term debt	1,482,400	630,452	931,585
Less current portion	(7,768)	(6,800)	(306,636)

Total due beyond one year	$1,474,632	$623,652	$624,949

Both the Series 2007-1 Class A & B Notes and the Series 2007-2 Class A & B Notes are secured by substantially all of the Nordstrom private label card receivables and a 90% interest in the co-branded Nordstrom VISA credit card receivables.
The Series 2007-1 Class A & B Notes increased our required principal payments due in fiscal 2010 by their combined notional amount of $350,000. The Series 2007-2 Class A & B Notes increased our required principal payments due after five years by their combined notional amount of $500,000.
To manage our interest rate risk, we have an interest rate swap outstanding recorded in other liabilities. Our swap has a $250,000 notional amount, expires in January 2009 and is designated as a fully effective fair value hedge. Under the agreement, we receive a fixed rate of 5.63% and pay a variable rate based on LIBOR plus a margin of 2.3% set at six-month intervals (7.67% at May 5, 2007).
During the first quarter of 2007, the company entered into an agreement for a new variable funding facility backed by substantially all of the Nordstrom private label card receivables and a 90% interest in the co-branded Nordstrom VISA credit card receivables with a capacity of $300,000. As of May 5, 2007, no issuances have been made against the new facility. Borrowings under the facility will incur interest based upon the actual cost of commercial paper plus specified fees ranging from 0.075% to 0.15%. As of May 5, 2007, the facility’s interest rate was 5.49%. We pay a commitment fee ranging from 0.10% to 0.125% for the note based on the amount of the commitment. Fee rates decrease if more than $50,000 is outstanding on the facility. The facility can be cancelled or not renewed if our debt ratings fall below Standard and Poor’s BB+ rating or Moody’s Ba1 rating. Our current rating by Standard and Poor’s is A, five grades above BB+, and by Moody’s is Baa1, three grades above Ba1.
In the first quarter of 2007, the Private Label Trust used our existing variable funding facility to issue a total of $150,000 in Notes. On May 1, 2007, in connection with the issuance of the new Notes discussed above, the Company paid the outstanding balance and terminated this facility.

11 of 30

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 5: POST-RETIREMENT BENEFITS
The expense components of our Supplemental Executive Retirement Plan, which provides retirement benefits to certain officers and select employees, are as follows:

	Quarter Ended
	May 5, 2007	April 29, 2006
Participant service cost	$652	$557
Interest cost	1,433	1,308
Amortization of net loss	772	724
Amortization of prior service cost	262	257

Total expense	$3,119	$2,846

NOTE 6: STOCK COMPENSATION PLANS
Stock Options
As of May 5, 2007, we have options outstanding under three stock option plans (collectively, the “Nordstrom, Inc. Plans”). Options vest over periods ranging from four to eight years, and expire 10 years after the date of grant. During the quarter ended May 5, 2007, 1,586 options were granted, 579 options were exercised, and 154 options were cancelled. During the quarter ended April 29, 2006, 1,939 options were granted, 1,369 options were exercised, and 251 options were cancelled.
We recognize stock-based compensation expense in accordance with Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”) on a straight-line basis over the requisite service period. The following table summarizes our stock-based compensation expense:

	Quarter Ended
	May 5, 2007	April 29, 2006
Stock options	$5,070	$6,640
Employee Stock Purchase Plan	533	488
Performance share units	713	114
Other	13	94

Total stock-based compensation expense before income tax benefit	6,329	7,336
Income tax benefit	(2,237)	(2,639)

Total stock-based compensation expense, net of income tax benefit	$4,092	$4,697

The stock-based compensation expense before income tax benefit was recorded in our condensed consolidated statements of earnings as follows:

	Quarter Ended
	May 5, 2007	April 29, 2006
Cost of sales and related buying and occupancy costs	$2,022	$2,722
Selling, general and administrative expenses	4,307	4,614

Total stock-based compensation expense before income tax benefit	$6,329	$7,336

12 of 30

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 6: STOCK COMPENSATION PLANS (CONT.)
In the first quarter of fiscal 2007, stock option awards to employees were approved by the Compensation Committee of our Board of Directors and their exercise price was set at the closing price of our common stock on March 1, 2007. The stock option awards provide recipients with the opportunity for financial rewards when our stock price increases. The awards are determined based upon a percentage of the recipients’ base salary and the fair value of the stock options, which was estimated using a Binomial Lattice option valuation model. During the quarter ended May 5, 2007, we awarded stock options to 1,193 employees compared to 1,235 employees in the same period in 2006.
We used the following assumptions to estimate the fair value of stock options at grant date:

	First Quarter
	2007	2006
Risk-free interest rate	4.6% - 4.7%	4.9% - 5.1%
Weighted average expected volatility	35.0%	37.0%
Weighted average expected dividend yield	1.0%	1.0%
Weighted average expected life in years	5.7	5.4
The weighted average fair value per option at the grant date was $20 and $16 in the first quarter of 2007 and 2006. The following describes the significant assumptions used to estimate the fair value of options granted:
•	Risk-free interest rate: The rate represents the yield on U.S. Treasury zero-coupon securities that mature over the 10-year life of the stock options.

•	Expected volatility: The expected volatility is based on a combination of the historical volatility of our common stock and the implied volatility of exchange traded options for our common stock.

•	Expected dividend yield: The yield is our forecasted dividend yield for the next 10 years.

•	Expected life in years: The expected life represents the estimated period of time until option exercise. Based on our historical exercise behavior and taking into consideration the contractual term of the option and our employees’ expected exercise and post-vesting employment termination behavior, the expected term of options granted was derived from the output of the Binomial Lattice option valuation model.
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
At the end of each period, we record the performance share unit liability based on the vesting factors described above. As of May 5, 2007, February 3, 2007, and April 29, 2006, our liabilities included $5,397, $12,653 and $5,732 for the units. For the quarters ended May 5, 2007 and April 29, 2006, stock-based compensation expense related to performance share units was $713 and $114. As of May 5, 2007, the remaining unrecognized stock-based compensation expense related to non-vested performance share units was $3,443, which is expected to be recognized over a weighted average period of 16 months. At February 3, 2007, 255,467 units were unvested. During the quarter ended May 5, 2007, 50,070 units were granted, 112,496 units vested and no units cancelled, resulting in an ending balance of 193,041 unvested units as of May 5, 2007.

13 of 30

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 6: STOCK COMPENSATION PLANS (CONT.)
The following table summarizes the information for performance share units that vested during the period:

	Quarter Ended
	May 5, 2007	April 29, 2006

Number of performance share units vested	112,496	216,865
Total fair value of performance share units vested	$7,970	$11,310
Total amount of performance share units settled for cash	$729	$5,982
NOTE 7: EARNINGS PER SHARE
The computation of earnings per share is as follows:

	Quarter Ended
	May 5, 2007	April 29, 2006
Net earnings	$156,797	$131,231

Basic shares	257,948	267,490
Dilutive effect of stock options and performance share units	4,783	5,341

Diluted shares	262,731	272,831

Earnings per basic share	$0.61	$0.49
Earnings per diluted share	$0.60	$0.48

Antidilutive stock options and other	1,567	1,896

14 of 30

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 8: SEGMENT REPORTING
The following tables set forth the information for our reportable segments and a reconciliation to the consolidated totals:

Quarter ended	Retail
May 5, 2007	Stores	Credit	Direct	Other	Eliminations	Total

Net sales	$1,793,720	—	$139,808	$20,344	—	$1,953,872
Net sales increase (decrease)	8.4%	N/A	27.6%	(12.3% )	N/A	9.3%
Intersegment revenues	—	$130	—	—	$(130)	—
Interest expense, net	—	(1,679)	—	(5,533)	—	(7,212)
Other income including finance charges, net	452	50,496	12	4,891	—	55,851
Earnings before income tax expense	285,447	5,707	33,880	(71,289)	—	253,745
Earnings before income tax expense as a percentage of net sales	15.9%	N/A	24.2%	N/A	N/A	13.0%
Total assets	2,438,595	1,572,199	118,232	1,702,359	—	5,831,385

Quarter ended	Retail
April 29, 2006	Stores	Credit	Direct	Other	Eliminations	Total

Net sales	$1,654,424	—	$109,602	$23,197	—	$1,787,223
Net sales increase (decrease)	8.4%	N/A	5.0%	(1.2% )	N/A	8.0%
Intersegment revenues	—	$84	—	—	$(84)	—
Interest expense, net	—	(3,521)	—	(7,230)	—	(10,751)
Other income including finance charges, net	170	49,308	5	4,355	—	53,838
Earnings before income tax expense	239,020	20,219	25,376	(71,528)	—	213,087
Earnings before income tax expense as a percentage of net sales	14.4%	N/A	23.2%	N/A	N/A	11.9%
Total assets	2,378,500	1,140,221	90,574	1,177,344	—	4,786,639
As of May 5, 2007 and April 29, 2006, Retail Stores assets included $8,462 of goodwill, Direct assets included $15,716 of goodwill and Other assets included $27,536 of goodwill and $84,000 of tradename.
The segment information for the quarter ended April 29, 2006 has been adjusted from our 2006 Form 10-Q disclosures to reflect the 2007 view of certain costs between our Credit, Other, and Retail Stores segments, but do not impact the condensed consolidated statement of earnings. These changes include expense related to our merchandise rewards certificate programs, intercompany merchant fee income, and intercompany borrowings.
NOTE 9: SUPPLEMENTARY CASH FLOW INFORMATION

	Quarter Ended
	May 5, 2007	April 29, 2006
Cash paid during the year for:
Interest (net of capitalized interest)	$12,708	$15,527
Income taxes	$51,034	$95,141
NOTE 10: LITIGATION
We are involved in routine claims, proceedings, and litigation arising from the normal course of our business. The results of these claims, proceedings and litigation cannot be predicted with certainty. However, we do not believe any such claim, proceeding or litigation, either alone or in aggregate, will have a material impact on our results of operations, financial position, or cash flows.

15 of 30

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Dollar amounts in millions except per share amounts)
The following discussion should be read in conjunction with the Management’s Discussion and Analysis section of our 2006 Annual Report.
RESULTS OF OPERATIONS
Overview

	First Quarter
	2007	2006
Net earnings	$157	$131
Net earnings as a percentage of net sales	8.0%	7.3%
Earnings per diluted share	$0.60	$0.48
Continued sales growth, gross profit rate expansion and leverage of selling, general and administrative costs delivered net earnings growth of 19.5% in the first quarter of 2007 compared to the same period last year. Key highlights include:
•	Net sales increased 9.3% for the quarter ended May 5, 2007. For our Full-Line stores, the strongest regional performances were in the Midwest and Northwest, and our best performing merchandise divisions included our designer offering across all categories, women’s accessories, and women’s apparel.

•	Gross profit as a percentage of net sales (gross profit rate) increased 66 basis points for the quarter ended May 5, 2007, compared to last year’s first quarter result. Sales leverage on fixed costs in buying and occupancy expenses primarily contributed to the gross profit rate expansion, along with improved merchandise margin across all categories.

•	For the quarter, sales leverage on expenses resulted in a 32 basis point reduction in selling, general and administrative expenses as a percentage of net sales (SG&A rate). Overall, fixed expense dollars were in-line with plans and sales leverage drove the SG&A rate improvement.
Net Sales

	First Quarter
	2007	2006
Net sales	$1,954	$1,787
Net sales increase	9.3%	8.0%
Retail segment net sales increase	8.4%	8.4%
Direct segment net sales increase	27.6%	5.0%
Total company same-store sales increase	9.5%	5.4%
Total net sales for the first quarter increased 9.3% over the same period in the prior year due to same-store sales increases. All channels and major merchandise categories achieved positive same-store sales increases.
Strong regular price sales across all major merchandise categories drove the Full-Line store sales increase, as customers responded favorably to spring merchandise throughout the quarter. Merchandise categories with performance above the Full-Line store average for the quarter were designer apparel, accessories, and women’s apparel.
Continued focus on our online business delivered a 27.6% net sales increase for our Direct segment in the first quarter of 2007.

16 of 30

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Cont.) (Dollar amounts in millions except per share amounts)
Gross Profit

	First Quarter
	2007	2006
Gross profit	$739	$664
Gross profit rate	37.8%	37.2%

	Quarter Ended
	May 5, 2007	April 29, 2006
Average inventory per square foot	$53.79	$52.45
Inventory turnover rate (for the most recent four quarters)	5.01	4.77
Compared to the same period last year, our gross profit rate improved 66 basis points for the quarter ended May 5, 2007. Above plan sales leverage on buying and occupancy expense generated rate expansion. In addition, merchandise margin improved versus last year driven by lower markdowns across women’s apparel, accessories, and men’s apparel along with strong sales through most major categories.
Our four-quarter average inventory turnover rate improved 5.0% to 5.01 at the first quarter of 2007 compared to 4.77 at the first quarter of 2006, indicating continuous progress in improving merchandise planning and execution.
Selling, General and Administrative Expenses (SG&A)

	First Quarter
	2007	2006
Selling, general and administrative expenses	$534	$494
SG&A rate	27.3%	27.7%
Compared to the same period last year, our SG&A rate improved 32 basis points. Selling labor productivity combined with leverage of non-selling labor drove the improvement over last year. These improvements were partially offset by our enhanced loyalty program, Fashion Rewards, which we launched in April 2007. Existing customers whose 2006 purchases in our stores qualified them for upper-tier status were granted rewards that may be redeemed immediately. Within selling, general and administrative expense, we recorded $4 of additional loyalty program expense, which impacted our SG&A rate by 20 basis points.
Interest Expense, net
Interest expense, net decreased by $4 to $7 for the quarter ended May 5, 2007 compared to the same period in 2006. The decrease is primarily due to lower average debt levels during the quarter.
Other Income Including Finance Charges, net

	First Quarter
	2007	2006
Other income including finance charges, net	$56	$54
Other income including finance charges, net as a percentage of net sales	2.9%	3.0%
Other income including finance charges, net increased by $2 to $56 for the quarter ended May 5, 2007. The increase was primarily due to growth in our co-branded Nordstrom VISA credit card program, partially offset by securitization transaction costs (see Liquidity and Capital Resources on page 19 for further discussion).
Seasonality
Our business, like that of other retailers, is subject to seasonal fluctuations. Our Anniversary Sale in July and the holidays in December typically result in higher sales in the second and fourth quarters of our fiscal years. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

17 of 30

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Cont.) (Dollar amounts in millions except per share amounts)
Return on Invested Capital (ROIC) (Non-GAAP financial measure)
In the past two years, we have incorporated Return on Invested Capital (ROIC) into our key financial metrics, and since 2005 have used it as an executive incentive measure. Historically, overall performance as measured by ROIC correlates directly to shareholders’ return over the long-term. For the 12 months ended May 5, 2007, we improved our ROIC to 21.2% compared to 17.5% for the 12 months ended April 29, 2006. Our ROIC improved primarily from increased earnings before interest and taxes. See our GAAP ROIC reconciliation below. The closest GAAP measure is return on assets, which improved to 14.2% from 11.9% for the last 12 months ended May 5, 2007 compared to the 12 months ended April 29, 2006. As a result of the securitization transaction, which eliminated our off-balance sheet financing, we expect that our ROIC ratio will decrease 1% to 3%.
We define ROIC as follows:

ROIC =	Net Operating Profit after Taxes (NOPAT)
Average Invested Capital

Numerator = NOPAT

Net Earnings
+ Income tax expense
+ Interest expense, net
= EBIT
+ Rent expense
- Estimated depreciation on capitalized operating leases
= Net operating profit
- Estimated income tax expense
= NOPAT
Denominator = Average Invested Capital

Average total assets
- Average non-interest-bearing current liabilities
- Average deferred property incentives
+ Average estimated asset base of capitalized operating leases
= Average invested capital

A reconciliation of our return on assets to ROIC is as follows:

	12 months ended
	May 5, 2007	April 29, 2006
Net earnings	$703.6	$578.0
Add: income tax expense	442.7	347.3
Add: interest expense, net	39.2	43.4

Earnings before interest and income tax expense	1,185.5	968.7

Add: rent expense	49.7	44.3
Less: estimated depreciation on capitalized operating leases[1]	(26.5)	(23.6)

Net operating profit	1,208.7	989.4

Estimated income tax expense	(466.5)	(371.7)

Net operating profit after tax	742.2	$617.7

Average total assets[2]	4,941.7	$4,841.2
Less: average non-interest-bearing current liabilities[3]	(1,449.5)	(1,331.6)
Less: average deferred property incentives[2]	(357.4)	(363.9)
Add: average estimated asset base of capitalized operating leases[4]	370.8	379.0

Average invested capital	3,505.6	$3,524.7

Return on Assets	14.2%	11.9%
ROIC	21.2%	17.5%

[1]Depreciation based upon estimated asset base of capitalized operating leases as described in Note 4 below.

[2]Based upon the trailing 12-month average.

[3]Based upon the trailing 12-month average for accounts payable, accrued salaries, wages and related benefits, other current liabilities and income taxes payable.

[4]Based upon the trailing 12-month average of the monthly asset base which is calculated as the trailing 12 months rent expense multiplied by 8.

18 of 30

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Cont.) (Dollar amounts in millions except per share amounts)
LIQUIDITY AND CAPITAL RESOURCES
In the first three months of 2007, cash increased by $342, primarily due to the new securitization borrowing. This quarter, we converted our Nordstrom private label card and co-branded Nordstrom VISA credit card receivables into one on-balance sheet securitization program. We borrowed $850 against this combined portfolio. Also as a result of the transaction, we recorded $943 of co-branded Nordstrom VISA credit card receivables on our balance sheet and eliminated our investment in asset backed securities.
Operating Activities
Net cash used in operating activities was $458, compared to net cash provided by operating activities of $29 in the same period last year. The decrease in cash provided by operating activities of $487 is primarily due to the increase in accounts receivable as a result of the new on-balance sheet co-branded Nordstrom VISA credit card receivables partially offset by the elimination of investment in asset backed securities.
Investing Activities
Net cash used in investing activities increased by $55 to $81, primarily due to an increase in capital expenditures resulting from the timing of our new store openings and remodels.
Financing Activities
Net cash provided by financing activities increased to $880 in the first quarter of 2007 from $205 used in the first quarter of 2006, due primarily to cash inflows from the $850 in Notes issued during the securitization transaction.
In the first quarter of 2007, the Private Label Trust used our existing variable funding facility to issue a total of $150 in Notes. On May 1, 2007, in connection with the issuance of the new Notes discussed above, the Company paid the outstanding balance and terminated this facility.
During the quarter, we did not repurchase any shares of stock. In May 2006, our Board of Directors authorized $1,000 of share repurchases. As of May 5, 2007, the unused authorization was $591. The actual amount and timing of future share repurchases will be subject to market conditions and applicable SEC rules.
Securitization of Accounts Receivable
We offer Nordstrom private label cards and co-branded Nordstrom VISA credit cards to our customers. On May 1, 2007, we converted the Nordstrom private label card and co-branded Nordstrom VISA credit card programs into one securitization program, which is accounted for as a secured borrowing (on-balance sheet). When we combined the securitization programs, our investment in asset backed securities, which was accounted for as available-for-sale securities, was eliminated and we reacquired all of the co-branded Nordstrom VISA credit card receivables previously held off-balance sheet. These reacquired co-branded Nordstrom VISA credit card receivables were recorded at fair value at the date of acquisition. Based on past payment patterns, we expect that these receivables will be repaid within approximately eight months. During that time, we expect to transition the co-branded Nordstrom VISA credit card receivable portfolio to historical cost, net of bad debt allowances, on our balance sheet.
Substantially all of the Nordstrom private label card receivables and 90% of the co-branded Nordstrom VISA credit card receivables are securitized. Under the securitization, the receivables are transferred to a third-party trust on a daily basis. The balance of the receivables transferred to the trust fluctuates as new receivables are generated and old receivables are retired (through payments received, charge-offs, or credits for merchandise returns). On May 1, 2007, the trust issued securities that are backed by the receivables. These combined receivables back the Series 2007-1 Notes, the Series 2007-2 Notes, and an unused variable funding note.

19 of 30

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Cont.) (Dollar amounts in millions except per share amounts)
Contractual Obligations
Our contractual obligations due in 3 to 5 years have been increased by our required principal payments on the Series 2007-1 Notes by their notional amount of $350. Our contractual obligations due after 5 years have been increased by our required principal payments on the Series 2007-2 Notes by their notional amount of $500.
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
CRITICAL ACCOUNTING POLICIES
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Except for the elimination of our off-balance sheet financing in the first quarter of 2007, our critical accounting policies and methodologies in 2007 are consistent with those discussed in our 2006 Annual Report.
Off-Balance Sheet Financing
On May 1, 2007, we converted the Nordstrom private label card and co-branded Nordstrom VISA credit card programs into one securitization program. After we combined the securitization programs, our investment in the VISA Trust was converted from available-for-sale securities to receivables. As of May 5, 2007, our balance sheet does not include an investment in asset backed securities. Accordingly, we no longer consider off-balance sheet financing to be a critical accounting policy.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 will be effective at the beginning of fiscal year 2008. We are assessing the potential financial statement impact of SFAS 157.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective at the beginning of fiscal year 2008. We are assessing the potential financial statement impact of SFAS 159.

20 of 30

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
Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including anticipated financial results, use of cash and liquidity, store openings and trends in our operations. Actual future results and trends may differ materially from historical results or current expectations depending upon various factors including, but not limited to:
•	our ability to respond to the business environment and fashion trends

•	inventory management

•	the impact of competitive market forces

•	our store growth strategy

•	information security and privacy

•	leadership development and succession planning

•	multi-channel strategy execution

•	brand and reputation

•	capital efficiency and proper allocation

•	human resource regulations

•	employment and discrimination laws

•	technology strategy

•	regulatory compliance

•	anti-takeover provisions

•	the impact of terrorist activity or war on our customers and the retail industry

•	trends in personal bankruptcies and bad debt write-offs

•	changes in interest rates

•	employee relations

•	our ability to control costs

•	weather conditions

•	hazards of nature
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

21 of  30

Item 3. Quantitative And Qualitative Disclosures About Market Risk (Dollar amounts in thousands)
INTEREST RATE RISK
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
In the first quarter of 2007, we entered into new debt, as shown in Note 4: Long-term Debt. The principal of the $325,500 Series 2007-1 Class A Notes with a fixed-rate of 4.92% and the principal of the $24,500 Series 2007-1 Class B Notes with a fixed-rate of 5.02% is due April 2010. The effect of these Notes decreases the weighted-average interest rate on principal payments for fiscal 2010 to 5.0%. The principal of the $453,800 Series 2007-2 Class A Notes with a variable-rate of One-Month LIBOR plus 0.06% and the principal of the $46,200 Series 2007-2 Class B Notes with a variable-rate of One-Month LIBOR plus 0.18% is due April 2012.
There were no changes to our other financial instruments that are sensitive to changes in interest rates, including debt obligations and our interest rate swap. For further information on these items, please refer to Item 7A of our 2006 Annual Report.
FOREIGN CURRENCY EXCHANGE RISK
There were no changes to our instruments subject to foreign currency exchange risk during the first quarter of 2007. For further information on these items, please refer to Item 7A of our 2006 Annual Report.
Item 4. Controls And Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we performed an evaluation under the supervision and with the participation of management, including our President and Chief Financial Officer, of our disclosure controls and procedures [as defined in Rules 13a-15(e) or 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)]. Based upon that evaluation, our President and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

22 of 30

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
Other
We are involved in routine claims, proceedings, and litigation arising from the normal course of our business. We do not believe any such claim, proceeding or litigation, either alone or in aggregate, will have a material impact on our financial condition, results of operations, or cash flows.

23 of 30

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2006 Annual Report. There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report.
Item 6. Exhibits
Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 26 and 27 hereof.

24 of 30

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Michael G. Koppel

Michael G. Koppel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 8, 2007

25 of 30

NORDSTROM, INC. AND SUBSIDIARIES
Exhibit Index

Exhibit		Method of Filing

4.1	Series 2007-1 Note purchase agreement, dated as of April 25, 2007, by and between Nordstrom Credit Card Master Note Trust II and J.P. Morgan Securities Inc. and Greenwich Capital Markets, Inc., as representative of the initial purchasers.	Incorporated by reference from the Registrant’s Form 8-K filed on May 1, 2007, Exhibit 4.1

4.2	Series 2007-2 Note purchase agreement, dated as of April 25, 2007, by and between Nordstrom Credit Card Master Note Trust II and J.P. Morgan Securities Inc. and Greenwich Capital Markets, Inc., as representative of the initial purchasers.	Incorporated by reference from the Registrant’s Form 8-K filed on May 1, 2007, Exhibit 4.2

4.3	Amended and Restated Master Indenture, dated as of May 1, 2007, by and between Nordstrom Credit Card Master Note Trust II and Wells Fargo Bank, National Association, as indenture trustee.	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 4.1

4.4	Series 2007-1 Indenture Supplement, dated as of May 1, 2007, by and between Nordstrom Credit Card Master Note Trust II and Wells Fargo Bank, National Association, as indenture trustee.	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 4.2

4.5	Series 2007-2 Indenture Supplement, dated as of May 1, 2007, by and between Nordstrom Credit Card Master Note Trust II and Wells Fargo Bank, National Association, as indenture trustee.	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 4.3

4.6	Note purchase agreement, dated as of May 2, 2007, by and between Nordstrom Credit Card Receivables II LLC, Nordstrom fsb, Nordstrom Credit, Inc., Falcon Asset Securitization Company, LLC and J.P. Morgan Chase Bank, NA.	Filed herewith electronically

4.7	Indenture Supplement, dated as of May 2, 2007, by and between Nordstrom Credit Card Master Note Truest II and Wells Fargo Bank, National Association.	Filed herewith electronically

10.1	Participation Agreement, dated as of May 1, 2007, by and between Nordstrom fsb, a seller and Nordstrom Credit, Inc., as purchaser.	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.1

10.2	Servicing Agreement, dated as of May 1, 2007, by and between Nordstrom fsb, and Nordstrom Credit, Inc.	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.2

10.3	Amended and Restated Receivables Purchase Agreement, dates as of May 1, 2007, by and between Nordstrom Credit, Inc., as seller and Nordstrom Credit Card Receivables II LLC, as purchaser.	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.3

10.4	Amended and Restated Transfer and Servicing Agreement, dated as of May 1, 2007, by and between Nordstrom Credit Card Receivables II LLC, as transferor, Nordstrom fsb, as servicer, Wells Fargo Bank, National Association, as indenture trustee, and Nordstrom Credit Card Master Note Trust II, as issuer.	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.4

10.5	Second Amended and Restated Trust Agreement, dated as of May 1, 2007, by and between Nordstrom Credit Card Receivables II LLC, as transferor, and Wilmington Trust Company, as owner trustee.	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.5

10.6	Amended and Restated Administration Agreement, dated as of May 1, 2007, by and between Nordstrom Credit Card Master Note Trust II, as issuer, and Nordstrom fsb, as administrator.	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.6

26 of 30

Exhibit		Method of Filing

31.1	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

27 of 30