Form 10-Q
period 2007-08-04
NORDSTROM INC
filed 2007-09-12
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2007
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
YES ☐ NO ☑
Common stock outstanding as of September 7, 2007: 244,219,092 shares of common stock.

1 of 30

NORDSTROM, INC. AND SUBSIDIARIES

2 of 30

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands except per share amounts and percentages)
(Unaudited)

	Quarter Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Net sales	$2,389,498	$2,270,468	$4,343,370	$4,057,691
Cost of sales and related buying and occupancy costs	(1,513,920)	(1,446,633)	(2,728,672)	(2,569,636)

Gross profit	875,578	823,835	1,614,698	1,488,055
Selling, general and administrative expenses	(636,134)	(579,552)	(1,170,148)	(1,073,772)

Operating income	239,444	244,283	444,550	414,283
Interest expense, net	(16,811)	(12,783)	(24,023)	(23,534)
Other income	70,316	60,851	126,167	114,689

Earnings before income tax expense	292,949	292,351	546,694	505,438
Income tax expense	(112,519)	(113,597)	(209,467)	(195,453)

Net earnings	$180,430	$178,754	$337,227	$309,985

Earnings per basic share	$0.72	$0.68	$1.33	$1.17
Earnings per diluted share	$0.71	$0.67	$1.30	$1.15

Basic shares	251,022	261,512	254,485	264,501
Diluted shares	255,354	266,226	259,059	269,556

(% of Net Sales)	Quarter Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and related buying and occupancy costs	(63.4%)	(63.7%)	(62.8%)	(63.3%)

Gross profit	36.6%	36.3%	37.2%	36.7%
Selling, general and administrative expenses	(26.6%)	(25.5%)	(26.9%)	(26.5%)

Operating income	10.0%	10.8%	10.2%	10.2%
Interest expense, net	(0.7%)	(0.6%)	(0.6%)	(0.6%)
Other income	2.9%	2.7%	2.9%	2.8%

Earnings before income tax expense	12.3%	12.9%	12.6%	12.5%
Income tax expense (as a percentage of earnings before income tax expense)	(38.4%)	(38.9%)	(38.3%)	(38.7%)

Net Earnings	7.6%	7.9%	7.8%	7.6%

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 30

NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	August 4, 2007	February 3, 2007	July 29, 2006
Assets
Current assets:
Cash and cash equivalents	$179,033	$402,518	$280,150
Accounts receivable, net	1,802,485	662,447	702,536
Investment in asset backed securities	—	428,175	354,348
Merchandise inventories	1,053,342	962,245	985,667
Current deferred tax assets, net	178,483	169,320	165,298
Prepaid expenses and other	65,795	53,459	60,445
Restricted cash	—	—	150,000
Assets held for sale	228,702	219,856	212,176

Total current assets	3,507,840	2,898,020	2,910,620

Land, buildings and equipment, net	1,822,499	1,736,105	1,728,034
Goodwill	52,926	24,177	24,177
Other assets	182,287	163,276	129,846

Total assets	$5,565,552	$4,821,578	$4,792,677

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$777,162	$554,981	$710,391
Accrued salaries, wages and related benefits	217,379	333,309	213,723
Other current liabilities	438,427	424,215	369,024
Income taxes payable	79,706	76,089	120,068
Current portion of long-term debt	8,201	6,795	307,419
Liabilities related to assets held for sale	40,047	42,232	35,546

Total current liabilities	1,560,922	1,437,621	1,756,171

Long-term debt, net	1,492,055	623,652	624,861
Deferred property incentives, net	356,476	355,579	355,597
Other liabilities	250,132	236,205	211,688
Commitments and contingent liabilities (Note 11)
Shareholders’ equity:
Common stock, no par value: 1,000,000 shares authorized; 247,549, 257,313 and 256,500 shares issued and outstanding	892,046	826,421	751,281
Retained earnings	1,025,354	1,350,680	1,095,181
Accumulated other comprehensive loss	(11,433)	(8,580)	(2,102)

Total shareholders’ equity	1,905,967	2,168,521	1,844,360

Total liabilities and shareholders’ equity	$5,565,552	$4,821,578	$4,792,677

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 30

NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands except per share amounts)
(Unaudited)

					Accumulated
					Other
			Unearned		Comprehensive
	Common Stock		Stock	Retained	(Loss)
	Shares	Amount	Compensation	Earnings	Earnings	Total

Balance at February 3, 2007	257,313	$826,421	—	$1,350,680	$(8,580)	$2,168,521

Cumulative effect adjustment to adopt FIN 48	—	—	—	(2,962)	—	(2,962)

Adjusted Beginning Balance	257,313	$826,421	—	$1,347,718	$(8,580)	$2,165,559

Net earnings	—	—	—	337,227	—	337,227
Other comprehensive earnings:
Foreign currency translation adjustment	—	—	—	—	755	755
Amounts amortized into net periodic benefit cost, net of tax of ($953)	—	—	—	—	1,374	1,374
Fair value adjustment to investment in asset backed securities, net of tax of $2,806	—	—	—	—	(4,982)	(4,982)
Comprehensive net earnings	—	—	—	—	—	334,374
Cash dividends paid ($0.27 per share)	—	—	—	(69,592)	—	(69,592)
Issuance of common stock for:
Stock option plans	1,386	39,781	—	—	—	39,781
Employee stock purchase plan	187	8,935	—	—	—	8,935
Other	64	3,867	—	—	—	3,867
Stock-based compensation	—	13,042	—	—	—	13,042
Repurchase of common stock	(11,401)	—	—	(589,999)	—	(589,999)

Balance at August 4, 2007	247,549	$892,046	—	$1,025,354	$(11,433)	$1,905,967

					Accumulated
			Unearned		Other
	Common Stock		Stock	Retained	Comprehensive
	Shares	Amount	Compensation	Earnings	Earnings	Total

Balance at January 28, 2006	269,549	$685,934	$(327)	$1,404,366	$2,708	$2,092,681
Net earnings	—	—	—	309,985	—	309,985
Other comprehensive earnings:
Foreign currency translation adjustment	—	—	—	—	1,175	1,175
Fair value adjustment to investment in asset backed securities, net of tax of $3,711	—	—	—	—	(5,985)	(5,985)

Comprehensive net earnings	—	—	—	—	—	305,175
Cash dividends paid ($0.21 per share)	—	—	—	(56,249)	—	(56,249)
Issuance of common stock for:
Stock option plans	1,820	42,595	—	—	—	42,595
Employee stock purchase plan	237	8,568	—	—	—	8,568
Other	14	161	327	—	—	488
Stock-based compensation	—	14,023	—	—	—	14,023
Repurchase of common stock	(15,120)	—	—	(562,921)	—	(562,921)

Balance at July 29, 2006	256,500	$751,281	—	$1,095,181	$(2,102)	$1,844,360

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 30

NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	August 4, 2007	July 29, 2006
Operating Activities
Net earnings	$337,227	$309,985
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of buildings and equipment	137,197	138,632
Amortization of deferred property incentives and other, net	(21,465)	(16,280)
Stock-based compensation expense	14,163	14,083
Deferred income taxes, net	(27,245)	(31,632)
Tax benefit from stock-based payments	18,156	18,092
Excess tax benefit from stock-based payments	(17,287)	(15,109)
Provision for bad debt expense	41,688	6,448
Change in operating assets and liabilities:
Accounts receivable	(1,177,781)	(78,971)
Investment in asset backed securities	420,387	200,803
Merchandise inventories	(115,076)	(79,747)
Prepaid expenses	(8,910)	(11,809)
Other assets	(24,984)	(1,232)
Accounts payable	135,478	192,158
Accrued salaries, wages and related benefits	(113,604)	(64,777)
Other current liabilities	7,609	(29,356)
Income taxes payable	15,753	38,457
Deferred property incentives	26,378	8,866
Other liabilities	(588)	974

Net cash (used in) provided by operating activities	(352,904)	599,585

Investing Activities
Capital expenditures	(221,958)	(115,720)
Proceeds from sale of assets	11,959	128
Purchases of short-term investments	—	(109,550)
Sales of short-term investments	—	163,550
Increase in restricted cash	—	(150,000)
Other, net	4,202	(2,820)

Net cash used in investing activities	(205,797)	(214,412)

Financing Activities
Proceeds from long-term borrowing	1,000,000	—
Principal payments on long-term debt	(152,295)	(2,312)
Increase in cash book overdrafts	102,357	5,604
Proceeds from exercise of stock options	21,640	24,700
Proceeds from employee stock purchase plan	8,919	8,370
Excess tax benefit from stock-based payments	17,287	15,109
Cash dividends paid	(69,592)	(56,249)
Repurchase of common stock	(589,999)	(562,921)
Other, net	(3,101)	97

Net cash provided by (used in) financing activities	335,216	(567,602)

Net decrease in cash and cash equivalents	(223,485)	(182,429)
Cash and cash equivalents at beginning of period	402,518	462,579

Cash and cash equivalents at end of period	$179,033	$280,150

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

6 of 30

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in our 2006 Annual Report on Form 10-K. The same accounting policies are followed for preparing quarterly and annual financial information. All adjustments necessary for the fair presentation of the results of operations, financial position and cash flows have been included and are of a normal, recurring nature. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the assets and related liabilities of Façonnable have been reclassified to assets and liabilities held for sale for all periods presented. See additional discussion in Note 2: Assets held for sale.
In May 2007, we increased our ownership in Jeffrey. As a result of the additional purchase, Jeffrey is now consolidated and included in our retail segment. This additional purchase included $28,749 of goodwill.
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
Our accounting policies in 2007 are consistent with those discussed in our 2006 Annual Report on Form 10-K, with the exception of our adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) in the beginning of the first quarter of 2007. Additionally, in the first quarter of 2007, we converted our Nordstrom private label card and co-branded Nordstrom VISA credit card receivables into one on-balance sheet securitization program, which is accounted for as a secured borrowing (on-balance sheet).
Other Income
On May 1, 2007, we converted our Nordstrom private label card and co-branded Nordstrom VISA credit card programs into one securitization program. Prior to the transaction, other income consisted primarily of finance charges and late fees generated by our Nordstrom private label cards and earnings from our investment in asset backed securities and securitization gains and losses, which are both generated from the co-branded Nordstrom VISA credit card program. After the transaction, other income consists primarily of finance charges and late fees generated by our combined Nordstrom private label card and co-branded Nordstrom VISA credit card programs.
Securitization of Accounts Receivable and Accounts Receivable
We offer Nordstrom private label cards and co-branded Nordstrom VISA credit cards to our customers. On May 1, 2007, we converted the Nordstrom private label card and co-branded Nordstrom VISA credit card programs into one securitization program, which is accounted for as a secured borrowing (on-balance sheet). When we combined the securitization programs, our investment in asset backed securities was converted from available-for-sale securities to receivables. As of May 5, 2007, the majority of co-branded Nordstrom VISA credit card receivables were recorded at estimated fair value. As of August 4, 2007, approximately 40% of those receivables remain recorded at estimated fair value. Based on past payment patterns, we expect that this receivable portfolio will be repaid within approximately eight months of the transaction date. During that time, we expect to transition the co-branded Nordstrom VISA credit card receivable portfolio to historical cost, net of bad debt allowances, on our balance sheet.

7 of 30

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Substantially all of the Nordstrom private label receivables and 90% of the co-branded Nordstrom VISA credit card receivables are securitized. Under the securitization, the receivables are transferred to a third-party trust on a daily basis. The balance of the receivables transferred to the trust fluctuates as new receivables are generated and old receivables are retired (through payments received, charge-offs, or credits for merchandise returns). On May 1, 2007, the trust issued securities that are backed by the receivables. These combined receivables back the Series 2007-1 Notes, the Series 2007-2 Notes, and an unused variable funding note that is discussed in Note 5: Long-term debt.
Under the terms of the trust agreement, we may be required to fund certain amounts upon the occurrence of specific events. Our credit card securitization agreements set a maximum percentage of receivables that can be associated with various receivable categories, such as employee or foreign receivables. As of August 4, 2007 these maximums were not exceeded.
Income Taxes
Effective February 4, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
The cumulative effect of adopting FIN 48 has resulted in an increase to our liability for uncertain tax positions of $2,962. The impact of this adjustment upon adoption was to decrease the beginning balance of retained earnings on the balance sheet and to increase our accruals for uncertain tax positions and related interest by a corresponding amount. Upon adoption we had approximately $20,899 of gross unrecognized tax benefits. The total amount of such unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods was $14,377. Interest and penalties related to income tax matters are classified as a component of income tax expense. The estimate for accrued interest and penalties upon adoption was $1,467. There were no material changes to these balances during the six months ended August 4, 2007.
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

8 of 30

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 will be effective at the beginning of our 2008 fiscal year. We are assessing the potential financial statement impact of SFAS 157.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective at the beginning of our 2008 fiscal year. We are assessing the potential financial statement impact of SFAS 159.
NOTE 2: ASSETS HELD FOR SALE
In February 2007, we began to actively pursue the sale of our wholly-owned subsidiary Façonnable. During the second quarter of 2007, our Board of Directors approved the sale and we signed an agreement which is expected to close in the third quarter of 2007. In accordance with the criteria outlined in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the assets and related liabilities of Façonnable have been reclassified as assets and liabilities held for sale on the balance sheet, and the major classes of assets and liabilities have been disclosed below.
The components of assets held for sale and the related liabilities are as follows:

	August 4, 2007	February 3, 2007	July 29, 2006

Cash	$132	$41	$48
Accounts receivable, net	19,228	21,929	9,630
Merchandise inventories	42,052	35,044	40,620
Prepaid expenses and other	8,210	7,015	7,007

Total current assets	69,622	64,029	57,305
Land, buildings and equipment (net of accumulated depreciation of $45,444, $42,590 and $39,766)	21,028	21,110	22,270
Goodwill, net	27,537	27,537	27,537
Acquired tradename, net	84,000	84,000	84,000
Other assets	26,515	23,180	21,064

Assets held for sale	$228,702	$219,856	$212,176

Accounts payable	$21,764	$21,815	$15,283
Accrued wages	5,762	6,656	6,303
Other current liabilities	8,568	9,284	9,709

Total current liabilities	36,094	37,755	31,295
Deferred property incentives, net	457	483	514
Other long term liabilities	3,496	3,994	3,737

Liabilities related to assets held for sale	$40,047	$42,232	$35,546

9 of 30

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 3:  ACCOUNTS RECEIVABLE
The components of accounts receivable are as follows:

	August 4, 2007	February 3, 2007	July 29, 2006
Trade receivables:
Restricted trade receivables	$1,613,999	$582,281	$606,198
Unrestricted trade receivables	137,772	21,430	19,977
Allowance for doubtful accounts	(39,086)	(17,041)	(15,934)

Trade receivables, net	1,712,685	586,670	610,241
Other	89,800	75,777	92,295

Accounts receivable, net	$1,802,485	$662,447	$702,536

The following table summarizes the restricted trade receivables:

	August 4, 2007	February 3, 2007	July 29, 2006
Private label card receivables	$654,119	$582,281	$606,198
Co-branded Nordstrom VISA credit card receivables	959,880	—	—

Restricted trade receivables	$1,613,999	$582,281	$606,198

As of August 4, 2007, the restricted trade receivables relate to substantially all of our Nordstrom private label card receivables and 90% of the co-branded Nordstrom VISA credit card receivables. These restricted trade receivables back the Series 2007-1 Notes, the Series 2007-2 Notes, and the unused variable funding note discussed in Note 5: Long-term debt. At February 3, 2007 and July 29, 2006, the restricted trade receivables related to our Nordstrom private label card backed the unused variable funding note.
The unrestricted trade receivables consist primarily of the remaining portion of our Nordstrom private label and co-branded Nordstrom VISA credit card receivables and accrued finance charges not yet allocated to customer accounts.
Other accounts receivable consist primarily of credit card receivables due from third-party financial institutions and vendor rebates.

NOTE 4:	INVESTMENT IN ASSET BACKED SECURITIES – CO-BRANDED NORDSTROM VISA CREDIT CARD RECEIVABLES
Prior to the securitization transaction discussed in Note 1, our co-branded Nordstrom VISA credit card program was treated as an investment in asset backed securities. As previously discussed, as of August 4, 2007, our balance sheet does not include an investment in asset backed securities. The following table represents the components prior to the transaction:

	February 3, 2007	July 29, 2006
Total face value of co-branded Nordstrom VISA credit card principal receivables	$907,983	$840,087

Debt securities issued by the VISA Trust:
Off-balance sheet (sold to third parties):
2002 Class A & B Notes	$200,000	$200,000
2004-2 Variable funding notes	350,000	300,000

	$550,000	$500,000

Transferor Interest amount recorded on Nordstrom, Inc.’s balance sheet:
Investment in asset backed securities at fair value	$428,175	$354,348

10 of 30

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)

NOTE 4:	INVESTMENT IN ASSET BACKED SECURITIES – CO-BRANDED NORDSTROM VISA CREDIT CARD RECEIVABLES (CONTINUED)
The following table presents the key assumptions we used to value the investment in asset backed securities prior to the transaction:

	February 3, 2007	July 29, 2006

Weighted average remaining life (in months)	7.5	7.2
Average annual credit losses	5.7%	5.7%
Average gross yield	16.8%	17.5%
Weighted average coupon on issued securities	5.3%	5.7%
Average monthly payment rates	8.0%	8.1%
Discount rate on investment in asset backed securities	7.3% to 11.5%	8.4% to 11.8%
The following table summarizes the income earned by the investment in asset backed securities that is included in other income on the condensed consolidated statements of earnings prior to the transaction on May 1, 2007:

	Quarter Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006

Interest income	—	$25,773	$21,266	$44,700
Gain on sales of receivables and other income	—	7,636	4,745	16,031

	—	$33,409	$26,011	$60,731

Our investment in asset backed securities and the off-balance sheet financing are described in Notes 1 and 3 of our 2006 Annual Report on Form 10-K.
NOTE 5: LONG-TERM DEBT
A summary of long-term debt is as follows:

	August 4, 2007	February 3, 2007	July 29, 2006

Private Label Securitization, 4.82%, due October 2006	—	—	$300,000
Senior notes, 5.625%, due January 2009	$250,000	$250,000	250,000
Series 2007-1 Class A Notes, 4.92%, due April 2010	325,500	—	—
Series 2007-1 Class B Notes, 5.02%, due April 2010	24,500	—	—
Series 2007-2 Class A Notes, one-month LIBOR plus 0.06% per year, due April 2012	453,800	—	—
Series 2007-2 Class B Notes, one-month LIBOR plus 0.18% per year, due April 2012	46,200	—	—
Senior debentures, 6.95%, due March 2028	300,000	300,000	300,000
Mortgage payable, 7.68%, due April 2020	68,162	69,710	71,199
Other	37,721	19,595	22,980
Fair market value of interest rate swap	(5,627)	(8,858)	(11,899)

Total long–term debt	1,500,256	630,447	932,280
Less current portion	(8,201)	(6,795)	(307,419)

Total due beyond one year	$1,492,055	$623,652	$624,861

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
NOTE 5: LONG-TERM DEBT (CONTINUED)
The Series 2007-1 Class A & B Notes increased our required principal payments due in fiscal 2010 by their combined notional amount of $350,000. The Series 2007-2 Class A & B Notes increased our required principal payments due after five years by their combined notional amount of $500,000.
Other debt consists primarily of capital lease obligations and liabilities related to the acquisition of Jeffrey.
To manage our interest rate risk, we have an interest rate swap outstanding recorded in other liabilities. Our swap has a $250,000 notional amount, expires in January 2009 and is designated as a fully effective fair value hedge. Under the agreement, we receive a fixed rate of 5.63% and pay a variable rate based on LIBOR plus a margin of 2.3% set at six-month intervals (7.61% at August 4, 2007).
In the first quarter of 2007, the Private Label Trust used our previously existing variable funding facility to issue a total of $150,000 in Notes. On May 1, 2007, in connection with the issuance of the new Notes discussed above, the Company paid the outstanding balance and terminated this facility.
During the first quarter of 2007, the company entered into an agreement for a new variable funding facility backed by substantially all of the Nordstrom private label card receivables and a 90% interest in the co-branded Nordstrom VISA credit card receivables with a capacity of $300,000. Borrowings under the facility will incur interest based upon the cost of commercial paper issued by the third party bank conduit plus specified fees ranging from 0.075% to 0.15%. As of August 4, 2007, no issuances have been made against the new facility, and the cost of commercial paper issued by the third party bank conduit was 5.34%. We pay a commitment fee ranging from 0.10% to 0.125% for the note based on the amount of the commitment. Fee rates decrease if more than $50,000 is outstanding on the facility. The facility can be cancelled or not renewed if our debt ratings fall below Standard and Poor’s BB+ rating or Moody’s Ba1 rating. Our current rating by Standard and Poor’s is A, five grades above BB+, and by Moody’s is Baa1, three grades above Ba1.
We maintain a $500,000 unsecured line of credit, which is available as liquidity support for our commercial paper program described below. We made no borrowings under this line of credit during the six months ended August 4, 2007.
In July 2007, we issued commercial paper under our existing dealer agreement, supported by our unsecured line of credit. Under this commercial paper program, we may issue commercial paper in an aggregate amount outstanding at any particular time not to exceed $300,000. The issuance of commercial paper has the effect, while it is outstanding, of reducing our borrowing capacity under the line of credit by an amount equal to the principal amount of the commercial paper. Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. As of August 4, 2007, we had no outstanding issuances of commercial paper.
NOTE 6: POST-RETIREMENT BENEFITS
The expense components of our Supplemental Executive Retirement Plan, which provides retirement benefits to certain officers and select employees, are as follows:

	Quarter Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006

Participant service cost	$653	$557	$1,305	$1,114
Interest cost	1,433	1,308	2,866	2,616
Amortization of net loss	771	724	1,543	1,448
Amortization of prior service cost	262	257	524	514

Total expense	$3,119	$2,846	$6,238	$5,692

12 of 30

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 7: STOCK COMPENSATION PLANS
Stock Options
As of August 4, 2007, we have options outstanding under three stock option plans (collectively, the “Nordstrom, Inc. Plans”). Options vest over periods ranging from four to eight years, and expire 10 years after the date of grant. During the six months ended August 4, 2007, 1,586 options were granted, 1,386 options were exercised, and 242 options were cancelled. During the six months ended July 29, 2006, 1,939 options were granted, 1,820 options were exercised, and 367 options were cancelled.
We recognize stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”) on a straight-line basis over the requisite service period. The following table summarizes our stock-based compensation expense:

	Quarter Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006

Stock options	$6,983	$6,352	$12,053	$12,992
Employee Stock Purchase Plan	500	471	1,033	959
Performance share units	(547)	(829)	166	(715)
Other	898	753	911	847

Total stock-based compensation expense before income tax benefit	7,834	6,747	14,163	14,083
Income tax benefit	(2,840)	(2,429)	(5,077)	(5,068)

Total stock-based compensation expense, net of income tax benefit	$4,994	$4,318	$9,086	$9,015

The stock-based compensation expense before income tax benefit was recorded in our condensed consolidated statements of earnings as follows:

	Quarter Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006

Cost of sales and related buying and occupancy costs	$3,068	$2,628	$5,090	$5,351
Selling, general and administrative expenses	4,766	4,119	9,073	8,732

Total stock-based compensation expense before income tax benefit	$7,834	$6,747	$14,163	$14,083

In the first quarter of fiscal 2007, stock option awards to employees were approved by the Compensation Committee of our Board of Directors and their exercise price was set at the closing price of our common stock on March 1, 2007. The stock option awards provide recipients with the opportunity for financial rewards when our stock price increases. The awards are determined based upon a percentage of the recipients’ base salary and the estimated fair value of the stock options, which was estimated using a Binomial Lattice option valuation model. During the six months ended August 4, 2007, we awarded stock options to 1,193 employees compared to 1,235 employees in the same period in 2006.
We used the following assumptions to estimate the fair value of stock options at grant date:

	August 4, 2007	July 29, 2006

Risk-free interest rate	4.6% - 4.7%	4.9% - 5.1%
Weighted average expected volatility	35.0%	37.0%
Weighted average expected dividend yield	1.0%	1.0%
Weighted average expected life in years	5.7	5.4

13 of 30

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 7: STOCK COMPENSATION PLANS (CONTINUED)
The weighted average estimated fair value per option at the grant date was $20 and $16 in 2007 and 2006, respectively. The following describes the significant assumptions used to estimate the fair value of options granted:
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
Performance Share Units
We grant performance share units to align certain elements of our senior management compensation with our shareholder returns. Performance share units are payable in either cash or stock as elected by the employee; therefore they are classified as a liability award in accordance with SFAS 123(R). Performance share units vest after a three-year performance period only when our total shareholder return (reflecting daily stock price appreciation and compound reinvestment of dividends) is positive and outperforms companies in a defined peer group of direct competitors determined by the Compensation Committee of our Board of Directors. The percentage of units that vest depends on our relative position at the end of the performance period and can range from 0% to 125% of the number of units granted.
We record the performance share unit liability based on the vesting factors described above. The liability is remeasured and the appropriate earnings adjustment is taken at each fiscal quarter-end during the vesting period. The price used to remeasure the performance share units each quarter is the closing market price of our common stock on the quarter-end date. The price used to issue stock or cash for the performance share units upon vesting is the closing market price of our common stock on the vest date.
As of August 4, 2007, February 3, 2007, and July 29, 2006, our liabilities included $4,849, $12,653 and $4,903 for the units. As of August 4, 2007, the remaining unrecognized stock-based compensation expense related to non-vested performance share units was approximately $2 million, which is expected to be recognized over a weighted average period of 13 months. At February 3, 2007, 255,467 units were unvested. During the six months ended August 4, 2007, 50,070 units were granted, 112,496 units vested and no units cancelled, resulting in an ending balance of 193,041 unvested units as of August 4, 2007.
The following table summarizes the information for performance share units that vested during the period:

	Six Months Ended
	August 4, 2007	July 29, 2006
Number of performance share units vested	112,496	216,865
Total fair value of performance share units vested	$7,970	$11,310
Total amount of performance share units settled for cash	$729	$5,982

14 of 30

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 8: EARNINGS PER SHARE
The computation of earnings per share is as follows:

	Quarter Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006

Net earnings	$180,430	$178,754	$337,227	$309,985

Basic shares	251,022	261,512	254,485	264,501
Dilutive effect of stock options and performance share units	4,332	4,714	4,574	5,055

Diluted shares	255,354	266,226	259,059	269,556

Earnings per basic share	$0.72	$0.68	$1.33	$1.17
Earnings per diluted share	$0.71	$0.67	$1.30	$1.15

Antidilutive stock options and other	1,580	1,835	1,514	1,835

15 of 30

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 9: SEGMENT REPORTING
The following tables set forth the information for our reportable segments and a reconciliation to the consolidated totals:

Quarter ended	Retail
August 4, 2007	Stores	Credit	Direct	Other	Eliminations	Total

Net sales	$2,256,113	—	$146,802	$(13,417)	—	$2,389,498
Net sales increase	6.0%	N/A	15.7%	N/A	N/A	5.2%
Intersegment revenues	—	$148	—	—	$(148)	—
Interest expense, net	(144)	(10,926)	—	(5,741)	—	(16,811)
Other income including finance charges, net	91	63,814	17	6,394	—	70,316
Earnings before income tax expense	342,580	(10,525)	35,441	(74,547)	—	292,949
Earnings before income tax expense as a percentage of net sales	15.2%	N/A	24.1%	N/A	N/A	12.3%

Quarter ended	Retail
July 29, 2006	Stores	Credit	Direct	Other	Eliminations	Total

Net sales	$2,128,192	—	$126,898	$15,378	—	$2,270,468
Net sales increase	7.5%	N/A	16.9%	N/A	N/A	7.8%
Intersegment revenues	—	$115	—	—	$(115)	—
Interest expense, net	—	(3,971)	—	(8,812)	—	(12,783)
Other income including finance charges, net	(775)	54,566	(3)	7,063	—	60,851
Earnings before income tax expense	303,787	16,002	31,042	(58,480)	—	292,351
Earnings before income tax expense as a percentage of net sales	14.3%	N/A	24.5%	N/A	N/A	12.9%

Six months ended	Retail
August 4, 2007	Stores	Credit	Direct	Other	Eliminations	Total

Net sales	$4,049,833	—	$286,610	$6,927	—	$4,343,370
Net sales increase	7.1%	N/A	21.2%	N/A	N/A	7.0%
Intersegment revenues	—	$278	—	—	$(278)	—
Interest expense, net	(144)	(12,605)	—	(11,274)	—	(24,023)
Other income including finance charges, net	543	114,310	29	11,285	—	126,167
Earnings before income tax expense	628,027	(4,818)	69,321	(145,836)	—	546,694
Earnings before income tax expense as a percentage of net sales	15.5%	N/A	24.2%	N/A	N/A	12.6%
Total assets	2,529,822	1,792,193	137,870	1,105,667	—	5,565,552

Six months ended	Retail
July 29, 2006	Stores	Credit	Direct	Other	Eliminations	Total

Net sales	$3,782,616	—	$236,500	$38,575	—	$4,057,691
Net sales increase	7.9%	N/A	11.1%	N/A	N/A	7.9%
Intersegment revenues	—	$199	—	—	$(199)	—
Interest expense, net	—	(7,493)	—	(16,041)	—	(23,534)
Other income including finance charges, net	(606)	103,874	3	11,418	—	114,689
Earnings before income tax expense	542,807	36,221	56,418	(130,008)	—	505,438
Earnings before income tax expense as a percentage of net sales	14.4%	N/A	23.9%	N/A	N/A	12.5%
Total assets	2,334,691	1,173,188	104,515	1,180,283	—	4,792,677

16 of 30

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 9: SEGMENT REPORTING (CONTINUED)
As of August 4, 2007 and July 29, 2006, Other assets included $228,702 and $212,176 of assets held for sale.
The segment information for the quarter and six months ended August 4, 2007 has been adjusted from our 2006 Form 10-Q disclosures to reflect the acquisition of Jeffrey as well as the 2007 view of certain costs between our Credit, Other, and Retail Stores segments, but do not impact the condensed consolidated statement of earnings. These changes include expense related to our merchandise rewards certificate programs, intercompany merchant fee income, and intercompany borrowings.
NOTE 10: SUPPLEMENTARY CASH FLOW INFORMATION

	Six Months Ended
	August 4, 2007	July 29, 2006
Cash paid during the year for:
Interest (net of capitalized interest)	$30,528	$30,367
Income taxes	$201,540	$166,741
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
NOTE 12: SUBSEQUENT EVENT
In August 2007, our Board of Directors authorized a $1,500,000 share repurchase program. The shares are expected to be acquired through open market transactions over a period of up to the next 24 months. The prior $1,000,000 repurchase program, which was authorized by our Board of Directors in May 2006, had an unused authorization of approximately $1,400 as of August 4, 2007. The actual amount and timing of future share repurchases will be subject to market conditions and applicable Securities and Exchange Commission rules.

17 of 30

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Dollar and share amounts in millions except per share and per square foot amounts).
The following discussion should be read in conjunction with the Management’s Discussion and Analysis section of our 2006 Annual Report on Form 10-K.
RESULTS OF OPERATIONS
Overview

	Quarter Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net earnings	$180.4	$178.8	$337.2	$310.0
Net earnings as a percentage of net sales	7.6%	7.9%	7.8%	7.6%
Earnings per diluted share	$0.71	$0.67	$1.30	$1.15
Earnings per diluted share improved $0.04 for the quarter and $0.15 for the six months ended August 4, 2007 due primarily to sales growth and gross profit rate expansion. Key highlights include:
•	Total net sales for the second quarter increased 5.2% for the quarter and 7.0% for the six months ended August 4, 2007. For the quarter, same-store sales increased 5.9%, on top of 5.7% in the same period last year. Same-store sales increased 7.5% for the six months ended August 4, 2007 on top of 5.6% last year. For both periods, all Full-Line and Rack regions and all Full-Line and Rack divisions delivered positive same-store sales increases.

•	Gross profit as a percentage of net sales (gross profit rate) increased 36 basis points for the quarter and 50 basis points for the six months ended August 4, 2007, driven primarily by expansion in our gross margin rate.

•	Selling, general and administrative expenses as a percentage of net sales (SG&A rate) increased 110 basis points for the quarter and 48 basis points for the six months ended August 4, 2007, in part due to the change in accounting treatment as a result of bringing the co-branded Nordstrom VISA credit card receivables on-balance sheet.
Net Sales

	Quarter Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net sales	$2,389.5	$2,270.5	$4,343.4	$4,057.7
Net sales increase	5.2%	7.8%	7.0%	7.9%
Total company same-store sale increase	5.9%	5.7%	7.5%	5.6%
Total net sales for the second quarter increased 5.2% for the quarter and 7.0% for the six months ended August 4, 2007, compared to the same periods in the prior year due to same-store sales increases. All channels (Full-Line Stores, Rack, and Direct) achieved positive same-store sales increases.
Our second quarter sales are an important contributor to our annual results. We hold clearance sales in June with our Women’s & Kids’ and Men’s Half Yearly Events. In July, we hold our Anniversary Sale, which is our biggest event of the year, offering new Fall-season merchandise priced at promotional discount prices before the season begins. These three events are among the highest sales volume days of the year. Our Anniversary Sale event posted a same-store sales increase of 7.9% in our Full-Line stores, the seventh consecutive year of positive same-store sales for the event, and the highest result over that time span. Half-yearly clearance events delivered on-plan low-single-digit same-store sales results.

18 of 30

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Continued) (Dollar and share amounts in millions except per share and per square foot amounts).
Designer apparel, accessories, and men’s apparel were our merchandise categories with the largest same-store sales increases for both the quarter and six months ended August 4, 2007. Designer offers fashion-forward and aspirational products, which drove the increase. Accessories benefited from increases in sales of handbags and sunglasses. Additionally, the men’s increase was in part due to sales within our younger contemporary products.
Our Rack segment delivered 11.5% and 12.8% net sales increases in the quarter and six months ended August 4, 2007, respectively. These results were driven by growth in all merchandise categories.
Our Direct segment delivered 15.7% and 21.2% net sales increases in the quarter and six months ended August 4, 2007, respectively. These results were driven by growth in all merchandise categories.
Gross Profit

	Quarter Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Gross profit	$875.6	$823.8	$1,614.7	$1,488.1
Gross profit rate	36.6%	36.3%	37.2%	36.7%

			Four Quarters Ended

			August 4, 2007	July 29, 2006

Average inventory per square foot			$53.97	$52.20
Inventory turnover rate (for the most recent four quarters)			5.06	4.85
Compared to the same periods last year, our gross profit rate improved 36 basis points for the quarter and 50 basis points for the six months ended August 4, 2007. For the quarter, merchandise margin rate improvement drove the gross profit rate expansion. The merchandise margin rate improvement was primarily driven by improved performance in women’s apparel and increased sales in other high margin divisions.
We also experienced gross margin rate improvement in the six months ended August 4, 2007. All major merchandise categories contributed to this increase. Our buying and occupancy costs are mostly fixed, which created rate improvement when compared to the increased sales growth during the six months ended August 4, 2007.
Our four-quarter average inventory turnover rate was 5.06 at the second quarter of 2007 compared to 4.85 at the second quarter of 2006, indicating continuous progress in improving merchandise planning and execution. Total ending inventory per square foot at August 4, 2007 was approximately 7% higher than at July 29, 2006. Part of the increase in our inventory supports the growth of our designer business in apparel, accessories and shoes. The remaining increase is due to merchandise levels in select divisions above our expectations. We anticipate to sell through this additional inventory and do not expect this to be a continuing trend.
Selling, General and Administrative Expenses (SG&A)

	Quarter Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Selling, general and administrative expenses	$636.1	$579.6	$1,170.1	$1,073.8
SG&A rate	26.6%	25.5%	26.9%	26.5%
The selling, general and administrative expense dollar increase for the quarter ended August 4, 2007 is largely a result of bad debt expense and variable selling labor. In our credit business, provision for bad debt increased approximately $22.1 versus last year. Approximately $14.2 of the bad debt reserve is non-comparable due to the new on-balance sheet co-branded Nordstrom VISA credit card receivables. The remaining $7.9 of the incremental provision resulted from growth in both the Nordstrom private label card and co-branded Nordstrom VISA credit card receivables and increases in early stage delinquencies. Despite this increase, our write-off rates continue to be lower than they were prior to the 2005 change in bankruptcy legislation. However, we anticipate bad debt to remain higher than last year. The increase in selling labor directly correlates to our sales growth.

19 of 30

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Continued) (Dollar and share amounts in millions except per share and per square foot amounts).
Our SG&A rate increased by 110 basis points for the quarter. Without the effects of the new on-balance sheet co-branded Nordstrom VISA credit card receivables, the rate increase would have been 38 basis points. The increase was driven primarily by our Nordstrom private label card bad debt as discussed above, cross-company technology projects supporting our integration effort and compensation incentives based on our performance.
For the six months ended August 4, 2007, our SG&A rate increased 48 basis points. Consistent with the quarter, bad debt expense was the primary driver of the rate deterioration. As discussed above, our write-off rates continue to be lower than they were prior to the 2005 change in bankruptcy legislation. However, we anticipate bad debt to remain higher than last year.
Interest Expense, net
Net interest expense increased by $4.0 to $16.8 for the quarter primarily due to higher average debt levels resulting from the securitization transaction that occurred at the end of the first quarter (see Note 1). For the six month period ended August 4, 2007, interest expense, net increased $0.5. Higher interest expense due to increased debt was almost completely offset by higher interest income on invested cash balances and a larger amount of capitalized interest in conjunction with our increased capital expenditures.
Other Income

	Quarter Ended		Six Months Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Other income	$70.3	$60.9	$126.2	$114.7
Other income as a percentage of net sales	2.9%	2.7%	2.9%	2.8%
Other income increased by $9.5 to $70.3 for the quarter and by $11.5 to $126.2 for the six months ended August 4, 2007. For both periods, the increase was primarily due to growth in our credit card programs, partially offset by securitization transaction costs. Included in the second quarter is a $4.9 gain on sale related to the disposal of a company asset.
In February 2007, we began to actively pursue the sale of our wholly-owned subsidiary Façonnable. During the second quarter of 2007, our Board of Directors approved the sale and we signed an agreement. Upon the sale of the Façonnable business, which is expected to close in the third quarter of 2007, we anticipate realizing a gain on the sale. The anticipated impact to reported earnings per diluted share is $0.08 to $0.10.
Seasonality
Our business, like that of other retailers, is subject to seasonal fluctuations. Our Anniversary Sale in July and the holidays in December typically result in higher sales in the second and fourth quarters of our fiscal years. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

20 of 30

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Continued) (Dollar and share amounts in millions except per share and per square foot amounts).
Return on Invested Capital (ROIC) (Non-GAAP financial measure)
In the past two years, we have incorporated Return on Invested Capital (ROIC) into our key financial metrics, and since 2005 have used it as an executive incentive measure. Historically, overall performance as measured by ROIC correlates directly to shareholders’ return over the long-term. For the 12 months ended August 4, 2007, we improved our ROIC to 20.5% compared to 18.5% for the 12 months ended July 29, 2006. Our ROIC improved primarily from increased earnings before interest and taxes. See our GAAP ROIC reconciliation below. The closest GAAP measure is return on assets, which improved to 13.8% from 12.5% for the last 12 months ended August 4, 2007 compared to the 12 months ended July 29, 2006.
We define ROIC as follows:

ROIC =	Net Operating Profit after Tax (NOPAT)
Average Invested Capital

Numerator = NOPAT	Denominator = Average Invested Capital

Net Earnings	Average total assets
+ Income tax expense	- Average non-interest-bearing current liabilities
+ Interest expense, net	- Average deferred property incentives
= EBIT + Rent expense	+ Average estimated asset base of capitalized operating leases = Average invested capital
- Estimated depreciation on capitalized operating leases
= Net operating profit
- Estimated income tax expense = NOPAT

A reconciliation of our return on assets to ROIC is as follows:

	12 months ended
	August 4, 2007	July 29, 2006

Net earnings	$705.2	$607.9
Add: income tax expense	441.7	368.0
Add: interest expense, net	43.3	45.3

Earnings before interest and income tax expense	1,190.2	1,021.2

Add: rent expense	50.4	44.9
Less: estimated depreciation on capitalized operating leases[1]	(26.9)	(24.0)

Net operating profit	1,213.7	1,042.1

Estimated income tax expense	(467.7)	(393.3)

Net operating profit after tax	$746.0	$648.8

Average total assets[2]	$5,101.3	$4,877.0
Less: average non-interest-bearing current liabilities[3]	(1,491.5)	(1,373.9)
Less: average deferred property incentives[2]	(357.4)	(361.8)
Add: average estimated asset base of capitalized operating leases[4]	381.7	366.5

Average invested capital	$3,634.1	$3,507.8

Return on Assets	13.8%	12.5%
ROIC	20.5%	18.5%

[1]	Depreciation based upon estimated asset base of capitalized operating leases as described in Note 4 below.

[2]	Based upon the trailing 12-month average.

[3]	Based upon the trailing 12-month average for accounts payable, accrued salaries, wages and related benefits, other current liabilities and income taxes payable.

[4]	Based upon the trailing 12-month average of the monthly asset base which is calculated as the trailing 12 months rent expense multiplied by 8.

21 of 30

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Continued) (Dollar and share amounts in millions except per share and per square foot amounts).
LIQUIDITY AND CAPITAL RESOURCES
Overall for the first six months of 2007, cash decreased by $223.5 primarily due to share repurchases, increased capital expenditures, and cash used for operations. These amounts were offset by the $850.0 borrowing in the first quarter. Also in the first quarter, we converted our Nordstrom private label card and co-branded Nordstrom VISA credit card receivables into one on-balance sheet securitization program. As a result of the transaction, we recorded $943 of co-branded Nordstrom VISA credit card receivables on our balance sheet and eliminated our investment in asset backed securities.
Operating Activities
Net cash used in operating activities was $352.9, compared to net cash provided by operating activities of $599.6 in the same period last year. The decrease in cash provided by operating activities of $952.5 is primarily due to the increase in accounts receivable as a result of the new on-balance sheet co-branded Nordstrom VISA credit card receivables partially offset by the elimination of investment in asset backed securities.
Investing Activities
Net cash used in investing activities decreased by $8.6 to $205.8. An increase in capital expenditures resulting from the timing of our new store openings and remodels was partially offset by a change in restricted cash. Last year, we had an increase in restricted cash as a result of our investment of $150.0 into a pre-funding account in preparation for the repayment of our Private Label securitization debt, which occurred in October 2006.
Financing Activities
Net cash provided by financing activities increased to $335.2 in the second quarter of 2007 from $567.6 used in the second quarter of 2006, due primarily to cash inflows from the $850.0 in Notes issued during the securitization transaction.
In the first quarter of 2007, the Private Label Trust used our previously existing variable funding facility to issue a total of $150.0 in Notes. On May 1, 2007, in connection with the issuance of the new Notes discussed above, the Company paid the outstanding balance and terminated this facility.
In connection with the $1,000.0 of share repurchases authorized by our Board of Directors in May 2006, we entered into an accelerated share repurchase agreement with Credit Suisse International in May 2007 to repurchase shares of our common stock for an aggregate purchase price of $300.0. We purchased 5.4 million shares of our common stock on May 23, 2007 at $55.17 per share. Under the terms of the agreement, we received 0.4 million additional shares in June 2007 at no additional cost, based on the volume weighted average price of our common stock from June 1, 2007 to June 26, 2007. This resulted in an average price per share of $51.69 for the accelerated share repurchase as a whole. Overall for the second quarter of 2007, we purchased 11.4 million shares for $590.0 at an average price of $51.75 per share. As of August 4, 2007 the unused authorization was $1.4.
Securitization of Accounts Receivable
We offer Nordstrom private label cards and co-branded Nordstrom VISA credit cards to our customers. On May 1, 2007, we converted the Nordstrom private label card and co-branded Nordstrom VISA credit card programs into one securitization program, which is accounted for as a secured borrowing (on-balance sheet). When we combined the securitization programs, our investment in asset backed securities, which was accounted for as available-for-sale securities, was eliminated and we reacquired all of the co-branded Nordstrom VISA credit card receivables previously held off-balance sheet. These reacquired co-branded Nordstrom VISA credit card receivables were recorded at estimated fair value at the date of acquisition. Based on past payment patterns, we expect that these receivables will be repaid within approximately eight months. During that time, we expect to transition the co-branded Nordstrom VISA credit card receivable portfolio to historical cost, net of bad debt allowances, on our balance sheet.

22 of 30

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Continued) (Dollar and share amounts in millions except per share and per square foot amounts).
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
Contractual Obligations
Our contractual obligations due in 3 to 5 years have been increased by our required principal payments on the Series 2007-1 Notes by their notional amount of $350.0. Our contractual obligations due after 5 years have been increased by our required principal payments on the Series 2007-2 Notes by their notional amount of $500.0.
Liquidity
We maintain a level of liquidity to allow us to cover our seasonal cash needs and to minimize our need for short-term borrowings. We believe that our operating cash flows, existing cash and available credit facilities are sufficient to finance our cash requirements for the next 12 months.
Over the long term, we manage our cash and capital structure to maximize shareholder return by minimizing our cost of capital, strengthening our financial position and maintaining flexibility for future strategic initiatives. We continuously assess our debt and leverage levels, capital expenditure requirements, principal debt payments, dividend payouts, potential share repurchases, and future investments or acquisitions. We believe our operating cash flows, existing cash and available credit facilities will be sufficient to fund scheduled future payments and potential long-term initiatives.
In August 2007, our Board of Directors authorized a $1,500.0 share repurchase program. The actual number and timing of share repurchases will be subject to market conditions and applicable Securities and Exchange Commission rules.
CRITICAL ACCOUNTING POLICIES
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Except for the elimination of our off-balance sheet financing in the first quarter of 2007, our critical accounting policies and methodologies in 2007 are consistent with those discussed in our 2006 Annual Report on Form 10-K.
Off-Balance Sheet Financing
On May 1, 2007, we converted the Nordstrom private label card and co-branded Nordstrom VISA credit card programs into one securitization program. After we combined the securitization programs, our investment in the VISA Trust was converted from available-for-sale securities to receivables. As of August 4, 2007, our balance sheet does not include an investment in asset backed securities. Accordingly, we no longer consider off-balance sheet financing to be a critical accounting policy.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 will be effective at the beginning of fiscal year 2008. We are assessing the potential financial statement impact of SFAS 157.
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

23 of 30

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Continued) (Dollar and share amounts in millions except per share and per square foot amounts).
FORWARD-LOOKING INFORMATION CAUTIONARY STATEMENT
Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including anticipated financial results, use of cash and liquidity, store openings and trends in our operations. Actual future results and trends may differ materially from historical results or current expectations depending upon various factors including, but not limited to:
•	our ability to respond to the business environment and fashion trends

•	effective inventory management

•	the impact of economic and competitive market forces

•	successful execution of our store growth strategy including the timely completion of construction associated with newly planned stores

•	our compliance with information security and privacy laws and regulations, employment laws and regulations, and other laws and regulations applicable to the company

•	successful execution of our multi-channel strategy

•	our ability to safeguard our brand and reputation

•	efficient and proper allocation of our capital resources

•	successful execution of our technology strategy

•	the impact of terrorist activity or war on our customers and the retail industry

•	trends in personal bankruptcies and bad debt write-offs

•	changes in interest rates

•	our ability to maintain our relationships with our employees

•	our ability to control costs

•	weather conditions

•	hazards of nature

•	timing and amounts of share repurchases by the company

•	the anticipated closing and sale of the Façonnable business and its impact on our earnings
These and other factors, including those factors described in Part I, “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended February 3, 2007, could affect our financial results and trends and cause actual results and trends to differ materially from those contained in any forward-looking statements we may provide. As a result, while we believe there is a reasonable basis for the forward-looking statements, you should not place undue reliance on those statements. We undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances. This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

24 of 30

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
In the first quarter of 2007, we entered into new debt, as shown in Note 5: Long-term Debt. The principal of the $325,500 Series 2007-1 Class A Notes with a fixed-rate of 4.92% and the principal of the $24,500 Series 2007-1 Class B Notes with a fixed-rate of 5.02% is due April 2010. The effect of these Notes decreases the weighted-average interest rate on principal payments for fiscal 2010 to 5.0%. The principal of the $453,800 Series 2007-2 Class A Notes with a variable-rate of One-Month LIBOR plus 0.06% and the principal of the $46,200 Series 2007-2 Class B Notes with a variable-rate of One-Month LIBOR plus 0.18% is due April 2012.
There were no changes to our other financial instruments that are sensitive to changes in interest rates, including debt obligations and our interest rate swap. For further information on these items, please refer to Item 7A of our 2006 Annual Report on Form 10-K.
FOREIGN CURRENCY EXCHANGE RISK
There were no changes to our instruments subject to foreign currency exchange risk during the first six months of fiscal 2007. For further information on these items, please refer to Item 7A of our 2006 Annual Report on Form 10-K.
Item 4. Controls And Procedures.
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company performed an evaluation under the supervision and with the participation of management, including our President and Chief Financial Officer, of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our President and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified within the Commission’s rules and forms. Our President and Chief Financial Officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

25 of 30

PART II – OTHER INFORMATION
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
While we believe that the plaintiffs’ claims are without merit, we entered into a settlement agreement with the plaintiffs and the other defendants on July 13, 2003 in order to avoid the cost and distraction of protracted litigation. In furtherance of the settlement agreement, the case was re-filed in the United States District Court for the Northern District of California on behalf of a class of all persons who currently reside in the United States and who purchased “Department Store” cosmetics and fragrances from the defendants during the period May 29, 1994 through July 16, 2003. The Court gave preliminary approval to the settlement, and a summary notice of class certification and the terms of the settlement was disseminated to class members. On March 30, 2005, the Court entered a final judgment approving the settlement and dismissing the plaintiffs’ claims and the claims of all class members with prejudice, in their entirety. On April 29, 2005, two class members who had objected to the settlement filed notices of appeal from the Court’s final judgment to the United States Court of Appeals for the Ninth Circuit. One of the objectors has since dropped her appeal, but the other filed her appeal brief on March 20, 2006. Plaintiffs’ and defendants’ briefs were filed on May 25, 2006. The remaining objector filed her reply brief on June 14, 2006. The Ninth Circuit heard oral arguments on the appeal on March 14, 2007 and issued its decision on August 23, 2007, affirming the District Court’s ruling. If no further appeal is filed, the defendants will provide class members with certain free products with an estimated retail value of $175 million and pay the plaintiffs’ attorneys’ fees, awarded by the Court, of $24 million. We have paid approximately $1.3 million for our allocated portion of both the costs of the $175 million in retail value of the settlement gifts to class members and the $24 million in plaintiffs’ attorneys’ fees, which amount, along with the money paid by the other defendants, is being held in escrow until conclusion of the appeal process. We do not believe the outcome of this matter will have a material adverse effect on our financial condition, results of operations or cash flows.
Other
We are involved in routine claims, proceedings, and litigation arising from the normal course of our business. We do not believe any such claim, proceeding or litigation, either alone or in aggregate, will have a material impact on our financial condition, results of operations, or cash flows.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2006 Annual Report on Form 10-K. There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

26 of 30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Repurchases
(Dollar amounts in millions, except per share amounts)

				Total Number of	Maximum Number (or
	Total Number		Average	Shares (or Units)	Approximate Dollar Value)
	of Shares		Price Paid	Purchased as Part of	Of Shares (or Units) that May
	(or Units		Per Share	Publicly Announced	Yet Be Purchased Under
	Purchased)		(or Unit)	Plans or Programs	the Plans or Programs[1]

May 2007 (May 6, 2007 to June 2, 2007)	6,338,103	(2)	$54.76	6,338,103	$244.3

June 2007 (June 3, 2007 to July 7, 2007)	5,063,382	(2)	$47.98	5,063,382	$1.4

July 2007 (July 8, 2007 to August 4, 2007)	—		—	—	$1.4

Total	11,401,485		$51.75	11,401,485

[1]	In the first six months of 2007, we repurchased 11,401,485 shares of our common stock for an aggregate purchase price of $590.0 (an average price per share of $51.75). In May 2006, the Board of Directors authorized $1,000.0 of share repurchases. As of August 4, 2007, the unused authorization was $1.4. In August 2007, our Board of Directors authorized a $1,500.0 share repurchase program. The actual amount and timing of future share repurchases will be subject to market conditions and applicable Securities and Exchange Commission rules.

[2]	In connection with the $1,000.0 authorization, we entered into an accelerated share repurchase agreement with Credit Suisse International in May 2007 to repurchase shares of our common stock for an aggregate purchase price of $300.0. We repurchased 5,438,103 shares of our common stock on May 23, 2007 at $55.17 per share. Under the terms of the agreement, we received 365,782 additional shares in June 2007 at no additional cost, based on the volume weighted average price of our common stock from June 1, 2007 to June 26, 2007. This resulted in an average price per share of $51.69 for the accelerated share repurchase as a whole.

27 of 30

Item 4. Submission of Matters to a Vote of Security Holders (Amounts in thousands).
We held our Annual Shareholders Meeting on May 22, 2007 at which time our shareholders elected our nine directors for the term of one year and ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm. The results of the voting were as follows:
(1) Election of Directors

Name of Candidate	For	Withheld

Phyllis J. Campbell	231,511	1,515
Enrique Hernandez, Jr.	230,371	2,656
Jeanne P. Jackson	198,068	34,959
Robert G. Miller	231,160	1,866
Blake W. Nordstrom	230,061	2,966
Erik B. Nordstrom	229,974	3,052
Peter E. Nordstrom	229,970	3,056
Philip G. Satre	231,177	1,849
Alison A. Winter	231,645	1,381
     There were no abstentions and no broker non-votes.
(2) Ratification of the Appointment of Independent Registered Public Accounting Firm
     The vote was 231,383 for, 299 against, and there were 1,344 abstentions. There were no broker non-votes.
Item 6. Exhibits
Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on page 30 hereof.

28 of 30

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC. (Registrant)
/s/ Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 12, 2007

29 of 30

NORDSTROM, INC. AND SUBSIDIARIES
Exhibit Index

Exhibit		Method of Filing

31.1	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	Furnished herewith electronically

30 of 30