Form 10-Q
period 2007-11-03
NORDSTROM INC
filed 2007-12-06
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2007
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
YES ☐ NO ☑
Common stock outstanding as of December 1, 2007: 232,084,622 shares of common stock.

1 of 29

NORDSTROM, INC. AND SUBSIDIARIES

2 of 29

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands except per share amounts and percentages)
(Unaudited)

	Quarter Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Net sales	$1,970,444	$1,872,103	$6,313,814	$5,929,794
Cost of sales and related buying and occupancy costs	(1,228,506)	(1,160,123)	(3,957,178)	(3,729,759)

Gross profit	741,938	711,980	2,356,636	2,200,035
Selling, general and administrative expenses	(552,632)	(538,210)	(1,722,780)	(1,611,982)
Gain on sale of Façonnable	33,925	—	33,925	—

Operating income	223,231	173,770	667,781	588,053
Interest expense, net	(20,408)	(11,419)	(44,431)	(34,953)
Other income, net	68,779	58,819	194,946	173,508

Earnings before income tax expense	271,602	221,170	818,296	726,608
Income tax expense	(105,878)	(85,497)	(315,345)	(280,950)

Net earnings	$165,724	$135,673	$502,951	$445,658

Earnings per basic share	$0.69	$0.53	$2.01	$1.70
Earnings per diluted share	$0.68	$0.52	$1.98	$1.67

Basic shares	241,521	256,757	250,164	261,920
Diluted shares	245,344	261,616	254,475	266,893

(% of Net Sales)	Quarter Ended		Nine Months Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and related buying and occupancy costs	(62.3%)	(62.0%)	(62.7%)	(62.9%)

Gross profit	37.7%	38.0%	37.3%	37.1%
Selling, general and administrative expenses	(28.0%)	(28.7%)	(27.3%)	(27.2%)
Gain on sale of Façonnable	1.7%	—	0.5%	—

Operating income	11.3%	9.3%	10.6%	9.9%
Interest expense, net	(1.0%)	(0.6%)	(0.7%)	(0.6%)
Other income, net	3.5%	3.1%	3.1%	2.9%

Earnings before income tax expense	13.8%	11.8%	13.0%	12.3%
Income tax expense (as a percentage of earnings before income tax expense)	(39.0%)	(38.7%)	(38.5%)	(38.7%)

Net earnings	8.4%	7.2%	8.0%	7.5%

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 29

NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	November 3, 2007	February 3, 2007	October 28, 2006
Assets
Current assets:
Cash and cash equivalents	$107,913	$402,559	$208,715
Accounts receivable, net	1,734,043	684,376	667,748
Investment in asset backed securities	—	428,175	313,656
Merchandise inventories	1,242,163	997,289	1,228,230
Current deferred tax assets, net	190,264	169,320	169,858
Prepaid expenses and other	68,409	60,474	65,711

Total current assets	3,342,792	2,742,193	2,653,918

Land, buildings and equipment, net	1,910,193	1,757,215	1,748,395
Goodwill	53,613	51,714	51,714
Acquired tradename	—	84,000	84,000
Other assets	180,854	186,456	170,355

Total assets	$5,487,452	$4,821,578	$4,708,382

Liabilities and Shareholders’ Equity
Current liabilities:
Commercial paper	$90,500	$—	$—
Accounts payable	738,037	576,796	758,402
Accrued salaries, wages and related benefits	265,657	339,965	253,440
Other current liabilities	437,884	433,487	385,767
Income taxes payable	42,422	76,095	42,970
Current portion of long-term debt	209,019	6,800	106,572

Total current liabilities	1,783,519	1,433,143	1,547,151

Long-term debt, net	1,791,416	623,652	624,631
Deferred property incentives, net	354,814	356,062	351,733
Other liabilities	249,666	240,200	223,262
Commitments and contingent liabilities
Shareholders’ equity:
Common stock, no par value: 1,000,000 shares authorized; 232,034, 257,313 and 256,904 shares issued and outstanding	927,527	826,421	791,678
Retained earnings	407,758	1,350,680	1,171,364
Accumulated other comprehensive loss	(27,248)	(8,580)	(1,437)

Total shareholders’ equity	1,308,037	2,168,521	1,961,605

Total liabilities and shareholders’ equity	$5,487,452	$4,821,578	$4,708,382

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 29

NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands except per share amounts)
(Unaudited)

					Accumulated
					Other
			Unearned		Comprehensive
	Common Stock		Stock	Retained	(Loss)
	Shares	Amount	Compensation	Earnings	Earnings	Total

Balance at February 3, 2007	257,313	$826,421	—	$1,350,680	$(8,580)	$2,168,521

Cumulative effect adjustment to adopt FIN 48	—	—	—	(2,962)	—	(2,962)

Adjusted Beginning Balance	257,313	826,421	—	1,347,718	(8,580)	2,165,559

Net earnings	—	—	—	502,951		502,951
Other comprehensive (loss) earnings:
Foreign currency translation	—	—	—	—	(15,770)	(15,770)
Amounts amortized into net periodic benefit cost, net of tax of ($1,406)	—	—	—	—	2,084	2,084
Fair value adjustment to investment in asset backed securities, net of tax of $2,806	—	—	—	—	(4,982)	(4,982)

Comprehensive net earnings	—	—	—	—	—	484,283
Cash dividends paid ($0.405 per share)	—	—	—	(102,912)	—	(102,912)
Issuance of common stock for:
Stock option plans	2,089	59,281	—	—	—	59,281
Employee stock purchase plan	393	17,614	—	—	—	17,614
Other	70	3,930	—	—	—	3,930
Stock-based compensation	7	20,281	—	—	—	20,281
Repurchase of common stock	(27,838)	—	—	(1,339,999)	—	(1,339,999)

Balance at November 3, 2007	232,034	$927,527	—	$407,758	$(27,248)	$1,308,037

					Accumulated
					Other
			Unearned		Comprehensive
	Common Stock		Stock	Retained	(Loss)
	Shares	Amount	Compensation	Earnings	Earnings	Total

Balance at January 28, 2006	269,549	$685,934	$(327)	$1,404,366	$2,708	$2,092,681
Net earnings	—	—	—	445,658	—	445,658
Other comprehensive (loss) earnings:
Foreign currency translation	—	—	—	—	1,131	1,131
Fair value adjustment to investment in asset backed securities, net of tax of $3,253	—	—	—	—	(5,276)	(5,276)

Comprehensive net earnings	—	—	—	—	—	441,513
Cash dividends paid ($0.315 per share)	—	—	—	(83,139)	—	(83,139)
Issuance of common stock for:
Stock option plans	2,909	68,272	—	—	—	68,272
Employee stock purchase plan	446	16,635	—	—	—	16,635
Other	17	257	327	—	—	584
Stock-based compensation	—	20,580	—	—	—	20,580
Repurchase of common stock	(16,017)	—	—	(595,521)	—	(595,521)

Balance at October 28, 2006	256,904	$791,678	—	$1,171,364	$(1,437)	$1,961,605

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 29

NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	November 3, 2007	October 28, 2006
Operating Activities
Net earnings	$502,951	$445,658
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization of buildings and equipment	202,523	205,816
Gain on sale of Façonnable	(33,925)	—
Amortization of deferred property incentives and other, net	(30,190)	(25,255)
Stock-based compensation expense	20,875	25,075
Deferred income taxes, net	(33,443)	(49,755)
Tax benefit from stock-based payments	27,203	29,691
Excess tax benefit from stock-based payments	(25,228)	(25,384)
Provision for bad debt expense	71,334	10,715
Change in operating assets and liabilities:
Accounts receivable	(1,143,339)	(38,652)
Investment in asset backed securities	420,387	242,204
Merchandise inventories	(282,554)	(235,623)
Prepaid expenses	(10,084)	(10,092)
Other assets	(28,481)	(4,203)
Accounts payable	131,625	213,294
Accrued salaries, wages and related benefits	(66,536)	(34,861)
Other current liabilities	(60)	(22,559)
Income taxes payable	(21,902)	(38,647)
Deferred property incentives	41,839	13,779
Other liabilities	2,487	11,328

Net cash (used in) provided by operating activities	(254,518)	712,529

Investing Activities
Capital expenditures	(358,119)	(187,748)
Proceeds from sale of Façonnable	215,761	—
Proceeds from sale of assets	12,205	—
Purchases of short-term investments	—	(109,550)
Sales of short-term investments	—	163,550
Other, net	3,471	(6,380)

Net cash used in investing activities	(126,682)	(140,128)

Financing Activities
Proceeds from commercial paper	90,500	—
Proceeds from long-term borrowing	1,521,500	100,000
Principal payments on long-term debt	(176,838)	(306,465)
Increase (decrease) in cash book overdrafts	23,036	(21,511)
Proceeds from exercise of stock options	32,102	38,917
Proceeds from employee stock purchase plan	17,591	16,300
Excess tax benefit from stock-based payments	25,228	25,384
Cash dividends paid	(102,912)	(83,139)
Repurchase of common stock	(1,339,999)	(595,521)
Other, net	(3,654)	(307)

Net cash provided by (used in) financing activities	86,554	(826,342)

Net decrease in cash and cash equivalents	(294,646)	(253,941)
Cash and cash equivalents at beginning of period	402,559	462,656

Cash and cash equivalents at end of period	$107,913	$208,715

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

6 of 29

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
In May 2007, we increased our ownership in Jeffrey. As a result of the additional purchase, Jeffrey is now consolidated and included in our retail segment. This additional purchase included $29,436 of goodwill.
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
Other Income
On May 1, 2007, we converted our Nordstrom private label card and co-branded Nordstrom VISA credit card programs into one securitization program. Prior to the transaction, other income consisted primarily of finance charges and late fees generated by our Nordstrom private label cards and earnings from our investment in asset backed securities and securitization gains and losses, which were both generated from the co-branded Nordstrom VISA credit card program. After the transaction, other income consists primarily of finance charges and late fees generated by our combined Nordstrom private label card and co-branded Nordstrom VISA credit card programs.
Securitization of Accounts Receivable and Accounts Receivable
We offer Nordstrom private label cards and co-branded Nordstrom VISA credit cards to our customers. As described above, on May 1, 2007 we converted the Nordstrom private label card and co-branded Nordstrom VISA credit card programs into one securitization program, which is accounted for as a secured borrowing (on-balance sheet). When we combined the securitization programs, our investment in asset backed securities was converted from available-for-sale securities to receivables. As of May 5, 2007, the majority of co-branded Nordstrom VISA credit card receivables were recorded at estimated fair value. As of November 3, 2007, approximately 16% of those receivables remain recorded at estimated fair value. Based on past payment patterns, we expect that this receivable portfolio will be repaid within approximately eight months of the transaction date. During that time, we expect to transition the co-branded Nordstrom VISA credit card receivable portfolio to historical cost, net of allowance for doubtful accounts, on our balance sheet.

7 of 29

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
Substantially all of the Nordstrom private label receivables and 90% of the co-branded Nordstrom VISA credit card receivables are securitized. Under the securitization, the receivables are transferred to a third-party trust on a daily basis. The balance of the receivables transferred to the trust fluctuates as new receivables are generated and old receivables are retired (through payments received, charge-offs, or credits for merchandise returns). On May 1, 2007, the trust issued securities that are backed by the receivables. These combined receivables back the Series 2007-1 Notes, the Series 2007-2 Notes, and variable funding notes that are discussed in Note 5: Long-term debt.
Under the terms of the trust agreement, we may be required to fund certain amounts upon the occurrence of specific events. Our credit card securitization agreements set a maximum percentage of receivables that can be associated with various receivable categories, such as employee or foreign receivables. As of November 3, 2007, these maximums were not exceeded.
Income Taxes
Effective February 4, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The cumulative effect of adopting FIN 48 has resulted in an increase to our liability for uncertain tax positions of $2,962, which reduced the beginning balance of retained earnings. Upon adoption we had approximately $20,899 of gross unrecognized tax benefits, of which $6,522 relates to deferred items which, if recognized, would not impact the effective tax rate. Interest and penalties related to income tax matters are classified as a component of income tax expense. The estimate for accrued interest and penalties upon adoption was $1,467. There were no material changes to these balances during the nine months ended November 3, 2007.
We file income tax returns in the U.S. federal and various state jurisdictions. We also file returns in France and several other foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2002. Our U.S. federal filings for the years 2002 through 2005 are under routine examination and that process is anticipated to be completed before the end of 2008. Additionally, the U.S. federal tax returns for 2006 and 2007 are under concurrent year processing, and are expected to be complete in 2008. We currently have an active examination in France for the years 2001 through 2004. Certain state jurisdictions have active income tax examinations that include earlier years. These audits are not considered material.

8 of 29

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 will be effective at the beginning of our 2008 fiscal year. We are assessing the impact of the adoption of SFAS 157 and believe there will be no material impact on our results of operations, financial position or cash flows.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective at the beginning of our 2008 fiscal year. We are assessing the impact of the adoption of SFAS 159 and believe there will be no material impact on our results of operations, financial position or cash flows.
NOTE 2: SALE OF FAÇONNABLE
During the third quarter, we completed the sale of our Façonnable business to M1 Group in exchange for cash of $215,761, net of transaction costs. As part of this transaction, goodwill of $27,537 and acquired tradename of $84,000 were removed from our balance sheet and we recorded a gain of $33,925. Upon the closing of this transaction, we entered into a Transition Services Agreement with M1, whereby we will continue to provide certain back office functions related to the Façonnable U.S. wholesale business for a limited amount of time as part of a transition period. We additionally entered into a Minimum Purchase Agreement with the Façonnable U.S. wholesale business whereby we committed to purchase $246,000 of Façonnable inventory over the next three years.
NOTE 3: ACCOUNTS RECEIVABLE
The components of accounts receivable are as follows:

	November 3, 2007	February 3, 2007	October 28, 2006
Trade receivables:
Restricted trade receivables	$1,558,192	$582,281	$558,354
Unrestricted trade receivables	137,074	43,793	39,208
Allowance for doubtful accounts	(54,064)	(17,475)	(15,704)

Trade receivables, net	1,641,202	608,599	581,858
Other	92,841	75,777	85,890

Accounts receivable, net	$1,734,043	$684,376	$667,748

The following table summarizes the restricted trade receivables:

	November 3, 2007	February 3, 2007	October 28, 2006
Private label card receivables	$604,639	$582,281	$558,354
Co-branded Nordstrom VISA credit card receivables	953,553	—	—

Restricted trade receivables	$1,558,192	$582,281	$558,354

As of November 3, 2007, the restricted trade receivables relate to substantially all of our Nordstrom private label card receivables and 90% of the co-branded Nordstrom VISA credit card receivables. These restricted trade receivables back the Series 2007-1 Notes, the Series 2007-2 Notes, and the variable funding notes discussed in Note 5: Long-term debt. At February 3, 2007 and October 28, 2006, the restricted trade receivables related to our Nordstrom private label card backed our previously existing variable funding note.

9 of 29

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 3: ACCOUNTS RECEIVABLE (CONTINUED)
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
Prior to the securitization transaction discussed in Note 1, our co-branded Nordstrom VISA credit card program was treated as an investment in asset backed securities. As previously discussed, as of November 3, 2007, our balance sheet does not include an investment in asset backed securities. The following table represents the components prior to the transaction:

	February 3, 2007	October 28, 2006
Total face value of co-branded Nordstrom VISA credit card principal receivables	$907,983	$844,634

Debt securities issued by the VISA Trust:
Off-balance sheet (sold to third parties):
2002 Class A & B Notes	$200,000	$200,000
2004-2 Variable funding notes	350,000	350,000

	$550,000	$550,000

Transferor interest amount recorded on Nordstrom, Inc.’s balance sheet:
Investment in asset backed securities at fair value	$428,175	$313,656

The following table presents the key assumptions we used to value the investment in asset backed securities prior to the securitization transaction:

	February 3, 2007	October 28, 2006
Weighted average remaining life (in months)	7.5	7.0
Average annual credit losses	5.7%	6.0%
Average gross yield	16.8%	16.9%
Weighted average coupon on issued securities	5.3%	5.2%
Average monthly payment rates	8.0%	8.4%
Discount rate on investment in asset backed securities	7.3% to 11.5%	7.7% to 11.4%
The following table summarizes the income earned by the investment in asset backed securities that is included in other income on the condensed consolidated statements of earnings prior to the transaction on May 1, 2007:

	Quarter Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Interest income	—	$20,899	$21,266	$65,599
Gain on sales of receivables and other income	—	7,744	4,745	23,775

	—	$28,643	$26,011	$89,374

Our investment in asset backed securities and the off-balance sheet financing are described in Notes 1 and 3 of our 2006 Annual Report on Form 10-K.

10 of 29

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 5: LONG-TERM DEBT
We hold both secured and unsecured debt. The secured debts’ primary collateral are our Nordstrom private label cards and co-branded Nordstrom VISA credit card receivables. A summary of long-term debt is as follows:

	November 3, 2007	February 3, 2007	October 28, 2006

Secured
2001-1 Variable Funding Note	$—	$—	$100,000
2007-A Variable Funding Note	200,000	—	—
Series 2007-1 Class A Notes, 4.92%, due April 2010	325,500	—	—
Series 2007-1 Class B Notes, 5.02%, due April 2010	24,500	—	—
Series 2007-2 Class A Notes, one-month LIBOR plus 0.06% per year, due April 2012	453,800	—	—
Series 2007-2 Class B Notes, one-month LIBOR plus 0.18% per year, due April 2012	46,200	—	—
Mortgage payable, 7.68%, due April 2020	67,366	69,710	70,462
Other	12,511	13,630	13,797

	1,129,877	83,340	184,259

Unsecured
Commercial paper	301,500	—	—
Senior notes, 5.625%, due January 2009	250,000	250,000	250,000
Senior debentures, 6.95%, due March 2028	300,000	300,000	300,000
Other	21,746	5,970	5,896
Fair market value of interest rate swap	(2,688)	(8,858)	(8,952)

	870,558	547,112	546,944

Total long–term debt	2,000,435	630,452	731,203
Less current portion	(209,019)	(6,800)	(106,572)

Total due beyond one year	$1,791,416	$623,652	$624,631

In the first quarter of 2007, the Private Label Trust used our previously existing variable funding facility (2001-1 Variable Funding Note) to issue a total of $150,000 in Notes. On May 1, 2007, in connection with the issuance of the new Notes discussed below, we paid the outstanding balance and terminated this facility.
During the first quarter of 2007, we entered into an agreement for a new variable funding facility (2007-A Variable Funding Note) backed by substantially all of the Nordstrom private label card receivables and a 90% interest in the co-branded Nordstrom VISA credit card receivables with a commitment of $300,000. Borrowings under the facility incur interest based upon the cost of commercial paper issued by the third party bank conduit plus specified fees. During the third quarter of 2007, we used this facility to issue $220,000 in Notes. As of November 3, 2007, $200,000 in Notes were outstanding and the cost of commercial paper issued by the third party bank conduit was 5.71%. We pay a commitment fee for the note based on the size of the commitment and the amount of borrowings outstanding. Commitment fee rates decrease if more than $50,000 is outstanding on the facility. The facility can be cancelled or not renewed if our debt ratings fall below Standard and Poor’s BB+ rating or Moody’s Ba1 rating. Our current rating by Standard and Poor’s is A-, four grades above BB+, and by Moody’s is Baa1, three grades above Ba1.
Both the Series 2007-1 Class A & B Notes and the Series 2007-2 Class A & B Notes are secured by substantially all of the Nordstrom private label card receivables and a 90% interest in the co-branded Nordstrom VISA credit card receivables.
Other debt consists primarily of capital lease obligations and liabilities related to the acquisition of Jeffrey.
To manage our interest rate risk, we have an interest rate swap outstanding recorded in other liabilities. Our swap has a $250,000 notional amount, expires in January 2009 and is designated as a fully effective fair value hedge. Under the agreement, we receive a fixed rate of 5.63% and pay a variable rate based on LIBOR plus a margin of 2.3% set at six-month intervals (7.09% at November 3, 2007).

11 of 29

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
During the third quarter of 2007, we entered into an agreement for a new variable funding facility backed by the remaining 10% interest in the co-branded Nordstrom VISA credit card receivables with a commitment of $100,000. As of November 3, 2007, no issuances have been made against this facility. Borrowings under the facility will incur interest based upon the cost of commercial paper issued by the third party bank conduit plus specified fees.
We maintain a $500,000 unsecured line of credit, which is available as liquidity support for our commercial paper program described below. We made no borrowings under this line of credit during the nine months ended November 3, 2007.
In October 2007, we entered into a new commercial paper dealer agreement, supported by our unsecured line of credit. Under this commercial paper program, we may issue commercial paper in an aggregate amount outstanding at any particular time not to exceed $500,000. This agreement allows us to use the proceeds to fund share repurchases as well as operating cash requirements. Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. The issuance of commercial paper has the effect, while it is outstanding, of reducing our borrowing capacity under the line of credit by an amount equal to the principal amount of the commercial paper. As of November 3, 2007, we had $392,000 in outstanding issuances of commercial paper.
In December 2007, we issued $650,000 aggregate principal amount of 6.25% senior unsecured notes due 2018 and $350,000 aggregate principal amount of 7.00% senior unsecured notes due 2038. We have reclassified $301,500 of the commercial paper facility, which has been repaid by the proceeds of the debt offering. The remaining $90,500 of the commercial paper recorded in short-term debt was paid using operating cash flows.
NOTE 6: POST-RETIREMENT BENEFITS
The expense components of our Supplemental Executive Retirement Plan, which provides retirement benefits to certain officers and select employees, are as follows:

	Quarter Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Participant service cost	$652	$557	$1,957	$1,671
Interest cost	1,433	1,308	4,299	3,924
Amortization of net loss	772	724	2,315	2,172
Amortization of prior service cost	263	257	787	771

Total expense	$3,120	$2,846	$9,358	$8,538

NOTE 7: STOCK COMPENSATION PLANS

Stock-based compensation expense before income tax benefit was recorded in our condensed consolidated statements of earnings as follows:

	Quarter Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Cost of sales and related buying and occupancy costs	$2,961	$2,908	$8,051	$8,259
Selling, general and administrative expenses	3,751	8,084	12,824	16,816

Total stock-based compensation expense before income tax benefit	$6,712	$10,992	$20,875	$25,075

12 of 29

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 7: STOCK COMPENSATION PLANS (CONTINUED)
Stock Options
As of November 3, 2007, we have options outstanding under two stock option plans. Options vest over periods ranging from four to eight years, and expire 10 years after the date of grant. During the nine months ended November 3, 2007, 1,597 options were granted, 2,089 options were exercised, and 318 options were cancelled. During the nine months ended October 28, 2006, 1,940 options were granted, 2,909 options were exercised, and 518 options were cancelled.
In the first quarter of fiscal 2007, stock option awards to employees were approved by the Compensation Committee of our Board of Directors and their exercise price was set at the closing price of our common stock on March 1, 2007. The stock option awards provide recipients with the opportunity for financial rewards when our stock price increases. The awards are determined based upon a percentage of the recipients’ base salary and the estimated fair value of the stock options, which was estimated using a Binomial Lattice option valuation model. During the nine months ended November 3, 2007, we awarded stock options to 1,195 employees compared to 1,235 employees in the same period in 2006.
We used the following assumptions to estimate the fair value of stock options at grant date:

	November 3, 2007	October 28, 2006
Risk-free interest rate	4.6% - 4.7%	4.9% - 5.1%
Weighted average expected volatility	35.0%	37.0%
Weighted average expected dividend yield	1.0%	1.0%
Weighted average expected life in years	5.7	5.4
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
Performance Share Units
We grant performance share units to align certain elements of our senior management compensation with our shareholder returns. Performance share units are payable in either cash or stock as elected by the employee; therefore they are classified as a liability award in accordance with Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”). Performance share units vest after a three-year performance period only when our total shareholder return (reflecting daily stock price appreciation and compound reinvestment of dividends) is positive and outperforms companies in a defined peer group of direct competitors determined by the Compensation Committee of our Board of Directors. The percentage of units that vest depends on our relative position at the end of the performance period and can range from 0% to 125% of the number of units granted.

13 of 29

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 7: STOCK COMPENSATION PLANS (CONTINUED)
We record the performance share unit liability based on the vesting factors described above. The liability is remeasured and the appropriate earnings adjustment is taken at each fiscal quarter-end during the vesting period. The price we use to remeasure the performance share units granted in 2005 is the closing market price of our common stock on the current quarter-end date. To remeasure the performance share units granted in 2006 and following, we use the 30-day average closing market price of our common stock leading up to the current quarter-end date. The price used to issue stock or cash for the performance share units upon vesting is the closing market price of our common stock on the vest date.
As of November 3, 2007, February 3, 2007 and October 28, 2006, our liabilities included $4,288, $12,653 and $9,314 for the performance share units. As of November 3, 2007, the remaining unrecognized stock-based compensation expense related to non-vested performance share units was approximately $1,000, which is expected to be recognized over a weighted average period of 12 months. At February 3, 2007, 255,467 units were unvested. During the nine months ended November 3, 2007, 50,070 units were granted, 112,496 units vested and no units cancelled, resulting in an ending balance of 193,041 unvested units as of November 3, 2007.
The following table summarizes the information for performance share units that vested during the period:

	Nine Months Ended
	November 3, 2007	October 28, 2006
Number of performance share units vested	112,496	216,865
Total fair value of performance share units vested	$7,970	$11,310
Total amount of performance share units settled for cash	$729	$5,982
NOTE 8: EARNINGS PER SHARE
The computation of earnings per share, using the respective weighted average shares, is as follows:

	Quarter Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006

Net earnings	$165,724	$135,673	$502,951	$445,658

Basic shares	241,521	256,757	250,164	261,920
Dilutive effect of stock options, performance share units and other	3,823	4,859	4,311	4,973

Diluted shares	245,344	261,616	254,475	266,893

Earnings per basic share	$0.69	$0.53	$2.01	$1.70
Earnings per diluted share	$0.68	$0.52	$1.98	$1.67

Antidilutive stock options and other	2,793	1,825	1,559	1,788

14 of 29

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 9: SEGMENT REPORTING
The following tables set forth the information for our reportable segments and a reconciliation to the consolidated totals:

Quarter ended	Retail
November 3, 2007	Stores	Credit	Direct	Other	Eliminations	Total

Net sales	$1,788,207	$—	$151,068	$31,169	$—	$1,970,444
Net sales increase	4.4%	N/A	15.0%	N/A	N/A	5.3%
Intersegment revenues	—	185	—	—	(185)	—
Interest expense, net	76	(12,724)	—	(7,760)	—	(20,408)
Other income, net	(176)	65,957	(4)	3,002	—	68,779
Earnings before income tax expense	269,842	372	41,076	(39,688)	—	271,602
Earnings before income tax expense as a percentage of net sales	15.1%	N/A	27.2%	N/A	N/A	13.8%

Quarter ended	Retail
October 28, 2006	Stores	Credit	Direct	Other	Eliminations	Total

Net sales	$1,712,061	$—	$131,367	$28,675	$—	$1,872,103
Net sales increase	11.0%	N/A	28.2%	N/A	N/A	12.4%
Intersegment revenues	—	157	—	—	(157)	—
Interest expense, net	—	(3,170)	—	(8,249)	—	(11,419)
Other income, net	744	54,535	(6)	3,546	—	58,819
Earnings before income tax expense	256,346	19,947	32,429	(87,552)	—	221,170
Earnings before income tax expense as a percentage of net sales	15.0%	N/A	24.7%	N/A	N/A	11.8%

Nine months ended	Retail
November 3, 2007	Stores	Credit	Direct	Other	Eliminations	Total

Net sales	$5,838,040	$—	$437,678	$38,096	$—	$6,313,814
Net sales increase	6.2%	N/A	19.0%	N/A	N/A	6.5%
Intersegment revenues	—	463	—	—	(463)	—
Interest expense, net	(68)	(25,329)	—	(19,034)	—	(44,431)
Other income, net	367	180,267	25	14,287	—	194,946
Earnings before income tax expense	897,869	(4,446)	110,397	(185,524)	—	818,296
Earnings before income tax expense as a percentage of net sales	15.4%	N/A	25.2%	N/A	N/A	13.0%
Total assets	2,723,579	1,712,910	157,890	893,073	—	5,487,452

Nine months ended	Retail
October 28, 2006	Stores	Credit	Direct	Other	Eliminations	Total

Net sales	$5,494,677	$—	$367,867	$67,250	$—	$5,929,794
Net sales increase	8.8%	N/A	16.6%	N/A	N/A	9.3%
Intersegment revenues	—	356	—	—	(356)	—
Interest expense, net	—	(10,662)	—	(24,291)	—	(34,953)
Other income, net	138	158,409	(3)	14,964	—	173,508
Earnings before income tax expense	799,153	56,168	88,847	(217,560)	—	726,608
Earnings before income tax expense as a percentage of net sales	14.5%	N/A	24.2%	N/A	N/A	12.3%
Total assets	2,466,157	932,699	126,939	1,182,587	—	4,708,382

15 of 29

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in thousands except per share and per option amounts)
(Unaudited)
NOTE 9: SEGMENT REPORTING (CONTINUED)
The segment information for the quarter and nine months ended November 3, 2007 has been adjusted from our 2006 Form 10-Q disclosures to reflect the 2007 view of certain costs between our Credit, Other, and Retail Stores segments, but do not impact the condensed consolidated statement of earnings. These changes include expense related to our merchandise rewards certificate programs, intercompany merchant fee income and intercompany borrowings.
Additionally, in the second quarter of 2007, we increased our ownership in Jeffrey. As a result of the additional purchase, Jeffrey is now consolidated and included in our Retail segment.
NOTE 10: SUPPLEMENTARY CASH FLOW INFORMATION

	Nine Months Ended
	November 3, 2007	October 28, 2006
Cash paid during the year for:
Interest	$51,702	$44,593
Income taxes	$339,905	$336,357
NOTE 11: COMMITMENTS AND CONTINGENT LIABILITIES
We are involved in routine claims, proceedings and litigation arising from the normal course of our business. The results of these claims, proceedings and litigation cannot be predicted with certainty. However, we do not believe any such claim, proceeding or litigation, either alone or in aggregate, will have a material impact on our results of operations, financial position, or cash flows.
NOTE 12: SUBSEQUENT EVENT
In November 2007, our Board of Directors authorized an increase of $1,000,000 to our existing $1,500,000 share repurchase program. The existing share repurchase program, which was authorized by our Board of Directors in August 2007, had $751,400 of unused capacity as of November 3, 2007. Repurchases under the program may be made through the end of 2009. The actual amount and timing of share repurchases will be subject to market conditions and applicable Securities and Exchange Commission rules.
In December 2007, we issued $650,000 aggregate principal amount of 6.25% senior unsecured notes due 2018 and $350,000 aggregate principal amount of 7.00% senior unsecured notes due 2038. We have reclassified $301,500 of the commercial paper facility, which has been repaid by the proceeds of the debt offering. The remaining $90,500 of the commercial paper recorded in short-term debt was paid using operating cash flows.

16 of 29

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Dollar and share amounts in millions except per share and per square foot amounts).
The following discussion should be read in conjunction with the Management’s Discussion and Analysis section of our 2006 Annual Report on Form 10-K.
RESULTS OF OPERATIONS
Overview

	Quarter Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net earnings	$165.7	$135.7	$503.0	$445.7
Net earnings as a percentage of net sales	8.4%	7.2%	8.0%	7.5%
Earnings per diluted share	$0.68	$0.52	$1.98	$1.67
Earnings per diluted share improved $0.16 for the quarter and $0.31 for the nine months ended November 3, 2007 due primarily to sales growth. Key highlights include:
•	Total net sales for the third quarter increased 5.3% for the quarter and 6.5% for the nine months ended November 3, 2007. For the quarter, same-store sales increased 2.2%, on top of 10.7% in the same period last year. Same-store sales increased 5.8% for the nine months ended November 3, 2007 on top of 7.2% last year. For both periods, full-line, Rack and Direct delivered positive same-store sales increases. Additionally, all full-line and Rack regions showed same-store sales increases year-to-date.

•	Gross profit as a percentage of net sales (gross profit rate) decreased 38 basis points for the quarter, driven primarily by increases in full-line store markdowns. The gross profit rate improved 22 basis points for the nine months ended November 3, 2007, driven by a decrease in performance based incentives, partially offset by increased markdowns in our full-line stores.

•	Selling, general and administrative expenses as a percentage of net sales (SG&A rate) decreased 70 basis points for the quarter and increased 10 basis points for the nine months ended November 3, 2007. The decrease for the quarter was primarily driven by a reduction in performance based incentives, partially offset by higher bad debt expense. The increase for the nine months ended November 3, 2007, was due to the higher bad debt expense which was partially offset by a decrease in performance-based incentives. The impact of bringing the co-branded Nordstrom VISA credit card receivables on-balance sheet increased our SG&A rate by 57 basis points for the quarter and 48 basis points for the nine months ended November 3, 2007.

•	We closed the sale of the Façonnable business during the third quarter, and realized a gain on the sale of $33.9. The impact to reported earnings per diluted share was $0.09, net of tax of $13.1.
Net Sales

	Quarter Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net sales	$1,970.0	$1,872.1	$6,313.8	$5,929.8
Net sales increase	5.3%	12.4%	6.5%	9.3%
Total company same-store sales increase	2.2%	10.7%	5.8%	7.2%
Total net sales for the third quarter increased 5.3% for the quarter and 6.5% for the nine months ended November 3, 2007, compared to the same periods in the prior year due to same-store sales increases. All channels (full-line stores, Rack, and Direct) achieved positive same-store sales increases.

17 of 29

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Continued) (Dollar and share amounts in millions except per share and per square foot amounts).
Designer apparel, women’s accessories, and men’s apparel were our merchandise categories with the largest full-line same-store sales increases for both the quarter and nine months ended November 3, 2007. Designer apparel offers fashion-forward and aspirational products, which drove the increase. Women’s accessories benefited from increases in sales of handbags and fashion jewelry. Additionally, the increase in men’s apparel was in part due to sales within our younger contemporary products.
Our Rack channel delivered 11.3% and 12.3% net sales increases in the quarter and nine months ended November 3, 2007, respectively. These results were driven by growth in accessories, men’s, women’s, and shoes merchandise categories.
Our Direct channel delivered 15.0% and 19.0% net sales increases in the quarter and nine months ended November 3, 2007, respectively. These results were led by growth in cosmetics, women’s accessories and men’s apparel.
In looking forward to the fourth quarter of 2007, we expect our same-store sales to be approximately flat.
Gross Profit

	Quarter Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Gross profit	$741.9	$712.0	$2,356.6	$2,200.0
Gross profit rate	37.7%	38.0%	37.3%	37.1%

			Four Quarters Ended
			November 3, 2007	October 28, 2006

Inventory per square foot			$60.47	$60.57
Inventory turnover rate (for the most recent four quarters)			4.92	4.73
Compared to the same period last year, our gross profit rate declined 38 basis points for the quarter and improved 22 basis points for the nine months ended November 3, 2007. For the quarter, our merchandise margin rate was unfavorably impacted by an increase in markdowns at our full-line stores. We entered the third quarter with inventory levels above plan and experienced higher markdowns during the quarter as we moved to re-align inventory levels with slower sales trends. Our merchandise margin rate decreased slightly in the nine months ended November 3, 2007. For both periods, merchandise margin performance was offset by a decrease in buying and occupancy expenses, partially from lower performance based incentives. Additionally, our buying and occupancy costs are mostly fixed, which created rate improvement when compared to the increased sales growth during the nine months ended November 3, 2007.
Our four-quarter average inventory turnover rate was 4.92 at the third quarter of 2007 compared to 4.73 at the third quarter of 2006, indicating continuous progress in improving merchandise planning and execution.
Total ending inventory per square foot at November 3, 2007 was flat compared to October 28, 2006. The current quarter end does not include inventory of Façonnable, which reduced our inventory per square foot by 2% and offset the remaining inventory increase. Part of the increase in our inventory supports the growth of our designer business in apparel, accessories and shoes. The remaining increase is due to merchandise levels in select divisions above our expectations. We believe inventory will be in line with plan by year-end.

18 of 29

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Continued) (Dollar and share amounts in millions except per share and per square foot amounts).
Selling, General and Administrative Expenses (SG&A)

	Quarter Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Selling, general and administrative expenses	$552.6	$538.2	$1,722.8	$1,612.0
SG&A rate	28.0%	28.7%	27.3%	27.2%
The selling, general and administrative expense dollars increased for the quarter and nine months ended November 3, 2007 due to increased labor driven by our new stores and additional bad debt expense partially offset by incentive costs tied to company performance. The impact from bringing the co-branded Nordstrom VISA credit card receivables on-balance sheet increased our SG&A dollars by approximately $11 and $30 for the quarter and nine months ended November 3, 2007. In addition to the incremental bad debt expense related to accounting for the securitization transaction, we observed an increase in delinquency rates. Our write-off rates are consistent with where they were prior to the 2005 change in bankruptcy legislation. We anticipate bad debt to remain higher than last year due to the increase in our portfolio and delinquencies.
Our SG&A rate decreased by 70 basis points for the quarter. The rate improvement was driven by our expense growing at a slower rate than sales. Expenses decreased due to a reduction in performance based incentives, partially offset by higher bad debt expense.
For the nine months ended November 3, 2007, our SG&A rate increased 10 basis points. Bad debt expense was the primary driver of the rate deterioration, which was only partially offset by the reduction on our performance based incentives.
Gain on sale of Façonnable
We closed the sale of the Façonnable business during the third quarter, and realized a gain on the sale of $33.9. The impact to reported earnings per diluted share was $0.09, net of tax of $13.1.
Interest Expense, net
Net interest expense increased by $9.0 to $20.4 for the quarter primarily due to higher average debt levels resulting from the securitization transaction that occurred at the end of the first quarter (see Note 1). For the nine month period ended November 3, 2007, interest expense, net increased $9.5 to $44.4. Higher interest expense due to increased debt was partially offset by interest income on invested cash balances and a larger amount of capitalized interest in conjunction with our increased capital expenditures.
Other Income, net

	Quarter Ended		Nine Months Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Other income, net	$68.8	$58.8	$194.9	$173.5
Other income, net as a percentage of net sales	3.5%	3.1%	3.1%	2.9%
Other income, net increased by $10.0 to $68.8 for the quarter and by $21.4 to $194.9 for the nine months ended November 3, 2007. For both periods, the increase was primarily due to growth in our credit card programs, partially offset by securitization transaction costs.
Seasonality
Our business, similar to other retailers, is subject to seasonal fluctuations. Our Anniversary Sale in July and the holidays in December typically result in higher sales in the second and fourth quarters of our fiscal years. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

19 of 29

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Continued) (Dollar and share amounts in millions except per share and per square foot amounts).
Return on Invested Capital (ROIC) (Non-GAAP financial measure)
We believe Return on Invested Capital (ROIC) is a key financial metric supporting long term shareholder value. As a result, we monitor it closely and use it as a senior executive incentive measure. Historically, overall performance as measured by ROIC correlates directly to shareholders’ return over the long-term. For the 12 months ended November 3, 2007, we improved our ROIC to 20.7% compared to 19.5% for the 12 months ended October 28, 2006. Our ROIC improved primarily from increased earnings before interest and taxes. See our GAAP ROIC reconciliation below. The closest GAAP measure is return on assets, which improved to 14.0% from 13.1% for the last 12 months ended November 3, 2007 compared to the 12 months ended October 28, 2006.
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
- Estimated income tax expense = NOPAT

A reconciliation of our return on assets to ROIC is as follows:

	12 months ended
	November 3, 2007	October 28, 2006
Net earnings	$735.3	$636.1
Add: income tax expense	462.1	398.0
Add: interest expense, net	52.2	46.4

Earnings before interest and income tax expense	1,249.6	1,080.5

Add: rent expense	49.8	45.8
Less: estimated depreciation on capitalized operating leases[1]	(26.6)	(24.4)

Net operating profit	1,272.8	1,101.9

Estimated income tax expense	(491.5)	(423.9)

Net operating profit after tax	$781.3	$678.0

Average total assets[2]	$5,247.7	$4,864.3
Less: average non-interest-bearing current liabilities[3]	(1,506.9)	(1,390.2)
Less: average deferred property incentives[2]	(357.7)	(360.7)
Add: average estimated asset base of capitalized operating leases[4]	391.5	360.0

Average invested capital	$3,774.6	$3,473.4

Return on Assets	14.0%	13.1%
ROIC	20.7%	19.5%

[1]	Depreciation based upon estimated asset base of capitalized operating leases as described in Note 4 below.

[2]	Based upon the trailing 12-month average.

[3]	Based upon the trailing 12-month average for accounts payable, accrued salaries, wages and related benefits, other current liabilities and income taxes payable.

[4]	Based upon the trailing 12-month average of the monthly asset base which is calculated as the trailing 12 months rent expense multiplied by 8.

20 of 29

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Continued) (Dollar and share amounts in millions except per share and per square foot amounts).
LIQUIDITY AND CAPITAL RESOURCES
 Overall for the first nine months of 2007, cash and cash equivalents decreased by $294.6 primarily due to share repurchases, increased capital expenditures, and cash used for operations. These amounts were offset by the $1,521.5 of borrowings on our long-term debt facility and by $215.8 from the sale of Façonnable.
In the first quarter of 2007, we converted our Nordstrom private label card and co-branded Nordstrom VISA credit card receivables into one on-balance sheet securitization program. As a result of the transaction, we recorded $943 of co-branded Nordstrom VISA credit card receivables on our balance sheet and eliminated our investment in asset backed securities.
Operating Activities
Net cash used in operating activities was $254.5, compared to net cash provided by operating activities of $712.5 in the same period last year. The decrease in cash provided by operating activities of $967.0 is primarily due to the increase in accounts receivable as a result of the new on-balance sheet co-branded Nordstrom VISA credit card receivables partially offset by the elimination of investment in asset backed securities.
Investing Activities
Net cash used in investing activities decreased by $13.4 to $126.7. The decrease in cash used is primarily due to $215.8 of proceeds from the sale of our Façonnable business partially offset by an increase in capital expenditures resulting from the timing of our new store openings and remodels.
Financing Activities
Net cash provided by financing activities was $86.6, compared to net cash used in financing activities of $826.3 in the same period last year. The increase in cash provided by financing activities of $912.9 is primarily due to cash inflows from the $850.0 in Notes issued during the securitization transaction, $370.0 in borrowings from our variable funding note facility and $392.0 in commercial paper issuance; partially offset by share repurchases.
In the first quarter of 2007, the Private Label Trust used our previously existing variable funding facility to issue a total of $150.0 in Notes. On May 1, 2007, in connection with the issuance of the new Notes discussed above, we paid the outstanding balance and terminated this facility. Also in the first quarter, we entered into a new variable funding facility backed by substantially all of the Nordstrom private label card receivables and a 90% interest in the co-branded Nordstrom VISA credit card receivables with a capacity of $300.0. During the third quarter, the combined Nordstrom VISA and Private Label Trust issued $220.0 of Notes to fund share repurchases, of which we paid $20.0 by the end of the quarter.
During the third quarter of 2007, we entered into an agreement for a new variable funding facility backed by the remaining 10% interest in the co-branded Nordstrom VISA credit card receivables with a commitment of $100.0. As of November 3, 2007, no issuances have been made against this facility. Borrowings under the facility will incur interest based upon the cost of commercial paper issued by the third party bank conduit plus specified fees.
In connection with a previous $1,000.0 of share repurchases authorized by our Board of Directors in May 2006, we entered into an accelerated share repurchase agreement with Credit Suisse International in May 2007 to repurchase shares of our common stock for an aggregate purchase price of $300.0. We purchased 5.4 shares of our common stock on May 23, 2007 at $55.17 per share. Under the terms of the agreement, we received 0.4 additional shares in June 2007 at no additional cost, based on the volume weighted average price of our common stock from June 1, 2007 to June 26, 2007. This resulted in an average price per share of $51.69 for the accelerated share repurchase as a whole.
We had $392.0 of commercial paper outstanding as of November 3, 2007. The commercial paper is issued under our new dealer agreement and supported by our unsecured line of credit. We issued the short-term debt in order to fund share repurchase activity and the growth from the on-balance sheet co-branded Nordstrom VISA credit card receivables. With our December 2007 debt issuance, we have reclassified $301.5 of the commercial paper facility, which has been repaid by the proceeds of the debt offering. The remaining $90.5 of the commercial paper recorded in short-term debt was paid using operating cash flows.

21 of 29

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Continued)(Dollar and share amounts in millions except per share and per square foot amounts).
Following completion of our May 2006 share repurchase program, in August 2007, our Board of Directors authorized a $1,500.0 share repurchase program. Overall for the third quarter of 2007, we purchased 16.4 shares for $750.0 at an average price of $45.63 per share. As of November 3, 2007 the unused capacity was $751.4. In November 2007, our Board of Directors authorized an increase of $1,000.0 to our existing share repurchase program. Repurchases under the program may be made through the end of 2009. The actual amount and timing of share repurchases will be subject to market conditions and applicable Securities and Exchange Commission rules.
Securitization of Accounts Receivable
We offer Nordstrom private label cards and co-branded Nordstrom VISA credit cards to our customers. On May 1, 2007, we converted the Nordstrom private label card and co-branded Nordstrom VISA credit card programs into one securitization program, which is accounted for as a secured borrowing (on-balance sheet). When we combined the securitization programs, our investment in asset backed securities, which was accounted for as available-for-sale securities, was eliminated and we reacquired all of the co-branded Nordstrom VISA credit card receivables previously held off-balance sheet. These reacquired co-branded Nordstrom VISA credit card receivables were recorded at estimated fair value at the date of acquisition. Based on past payment patterns, we expect that these receivables will be repaid within approximately eight months of the transaction date. During that time, we expect to transition the co-branded Nordstrom VISA credit card receivable portfolio to historical cost, net of bad debt allowances, on our balance sheet.
Substantially all of the Nordstrom private label card receivables and 90% of the co-branded Nordstrom VISA credit card receivables are securitized. Under the securitization, the receivables are transferred to a third-party trust on a daily basis. The balance of the receivables transferred to the trust fluctuates as new receivables are generated and old receivables are retired (through payments received, charge-offs, or credits for merchandise returns). On May 1, 2007, the trust issued securities that are backed by the receivables. These combined receivables back the Series 2007-1 Notes, the Series 2007-2 Notes, and our variable funding notes.
Contractual Obligations
Our contractual obligations due in less than one year increased by our inventory purchase guarantee of $35.0 related to the sale of Façonnable and $301.5 of commercial paper reclassified into long-term debt as a result of our debt issuance in December, 2007. Our contractual obligations due in 1 to 3 years increased by our required principal payments on notes outstanding under the variable funding facility of $200.0 and the inventory purchase guarantee of $163.6 related to the sale of Façonnable. Our contractual obligations due in 3 to 5 years have increased by our required principal payments on the Series 2007-1 Notes by their notional amount of $350.0 and the inventory purchase guarantee of $47.4 related to the sale of Façonnable. Our contractual obligations due after 5 years have been increased by our required principal payments on the Series 2007-2 Notes by their notional amount of $500.0.
Liquidity
We maintain a level of liquidity to allow us to cover our seasonal cash needs and to minimize our need for short-term borrowings. We believe that our operating cash flows, existing cash and available credit facilities are sufficient to finance our cash requirements for the next 12 months. In addition, in December 2007, we issued $650.0 aggregate principal amount of 6.25% senior unsecured notes due 2018 and $350.0 aggregate principal amount of 7.00% senior unsecured notes due 2038.
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

22 of 29

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Continued) (Dollar and share amounts in millions except per share and per square foot amounts).
In November 2007, our Board of Directors authorized an increase of $1,000.0 to our existing share repurchase program, resulting in a total authorization of $2,500.0. Repurchases under the revised program may be made through the end of 2009. The actual number and timing of share repurchases will be subject to market conditions and applicable Securities and Exchange Commission rules.
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
Off-Balance Sheet Financing
On May 1, 2007, we converted the Nordstrom private label card and co-branded Nordstrom VISA credit card programs into one securitization program. After we combined the securitization programs, our investment in the VISA Trust was converted from available-for-sale securities to receivables. As of November 3, 2007, our balance sheet does not include an investment in asset backed securities. Accordingly, we no longer consider off-balance sheet financing to be a critical accounting policy.
RECENT ACCOUNTING PRONOUNCEMENTS
 In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 will be effective at the beginning of fiscal year 2008. We are assessing the impact of the adoption of SFAS 157 and believe it will not have a material impact on our results of operations, financial position or cash flows.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective at the beginning of fiscal year 2008. We are assessing the impact of the adoption of SFAS 159 and believe it will not have a material impact on our results of operations, financial position or cash flows.

23 of 29

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Continued) (Dollar and share amounts in millions except per share and per square foot amounts).
FORWARD-LOOKING INFORMATION CAUTIONARY STATEMENT
Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including anticipated financial results, use of cash and liquidity, store openings, same-store sales, the timing of the repayment of our receivables portfolio, the timing and amounts of share repurchases and trends in our operations. Actual future results and trends may differ materially from historical results or current expectations depending upon various factors including, but not limited to:
•	our ability to respond to the business environment and fashion trends

•	effective inventory management

•	the impact of economic and competitive market forces

•	successful execution of our store growth strategy including the timely completion of construction associated with newly planned stores

•	our compliance with information security and privacy laws and regulations, employment laws and regulations, and other laws and regulations applicable to the company

•	successful execution of our multi-channel strategy

•	our ability to safeguard our brand and reputation

•	efficient and proper allocation of our capital resources

•	successful execution of our technology strategy

•	the impact of terrorist activity or war on our customers and the retail industry

•	trends in personal bankruptcies and bad debt write-offs

•	changes in interest rates

•	our ability to maintain our relationships with our employees

•	our ability to control costs

•	weather conditions

•	hazards of nature that affect consumer traffic and consumers’ purchasing patterns

•	timing and amounts of share repurchases by the company
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

24 of 29

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
As of November 3, 2007, we had $200,000 in outstanding Notes issued under our variable funding facility, to be paid during fiscal 2008. The interest rate on this facility is based upon the cost of commercial paper issued by the third party bank conduit plus specified fees. As of November 3, 2007, the cost of commercial paper issued by the third party bank conduit was 5.71%.
In December of 2007, we entered into new debt, as discussed in Note 5: Long-term debt and Note 12: Subsequent events. With our December 2007 debt issuance, we have reclassified $301,500 of the commercial paper facility which has been repaid by the proceeds of the debt offering. The effect of this commercial paper decreases the weighted-average interest rate on principal payments due after fiscal year 2011 to 6.7%.
There were no other changes to our financial instruments that are sensitive to changes in interest rates, including debt obligations and our interest rate swap. For further information on these items, please refer to Item 7A of our 2006 Annual Report on Form 10-K.
FOREIGN CURRENCY EXCHANGE RISK
There were no changes to our instruments subject to foreign currency exchange risk during the first nine months of fiscal 2007. For further information on these items, please refer to Item 7A of our 2006 Annual Report on Form 10-K.
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

25 of 29

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
While we believe that the plaintiffs’ claims are without merit, we entered into a settlement agreement with the plaintiffs and the other defendants on July 13, 2003 in order to avoid the cost and distraction of protracted litigation. In furtherance of the settlement agreement, the case was re-filed in the United States District Court for the Northern District of California on behalf of a class of all persons who currently reside in the United States and who purchased “Department Store” cosmetics and fragrances from the defendants during the period May 29, 1994 through July 16, 2003. The Court gave preliminary approval to the settlement, and a summary notice of class certification and the terms of the settlement was disseminated to class members. On March 30, 2005, the Court entered a final judgment approving the settlement and dismissing the plaintiffs’ claims and the claims of all class members with prejudice, in their entirety. On April 29, 2005, two class members who had objected to the settlement filed notices of appeal from the Court’s final judgment to the United States Court of Appeals for the Ninth Circuit. The Ninth Circuit issued its decision on August 23, 2007, affirming the District Court’s ruling. The deadline for the appellant to file a Petition for Writ of Certiorari to appeal the Ninth Circuit’s decision ended on November 21, 2007. Accordingly, the settlement became final according to its terms on November 22, 2007. Pursuant to the settlement, the defendants will provide class members with certain free products with an estimated retail value of $175 million and pay the plaintiffs’ attorneys’ fees, awarded by the Court, of $24 million. We have paid approximately $1.3 million for our allocated portion of both the costs of the free products to class members and the attorneys’ fees, which amount, along with the money paid by the other defendants, was being held in escrow until conclusion of the appeal process. We do not believe the outcome of this matter will have a material adverse effect on our financial condition, results of operations or cash flows.
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

26 of 29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Repurchases
(Dollar amounts in millions, except per share amounts)

			Total Number of	Maximum Number (or
	Total Number	Average	Shares (or Units)	Approximate Dollar Value)
	of Shares	Price Paid	Purchased as Part of	of Shares (or Units) that May
	(or Units	Per Share	Publicly Announced	Yet Be Purchased Under
	Purchased)	(or Unit)	Plans or Programs	the Plans or Programs[1]

August 2007 (August 5, 2007 to September 1, 2007)	2,244,672	$47.86	2,244,672	$1,394.0

September 2007 (September 2, 2007 to October 6, 2007)	7,652,900	$48.30	7,652,900	$1,024.3

October 2007 (October 7, 2007 to November 3, 2007)	6,538,488	$41.74	6,538,488	$751.4

Total	16,436,060	$45.63	16,436,060

[1]	In the first nine months of 2007, we repurchased 27,837,545 shares of our common stock for an aggregate purchase price of $1,340.0 (an average price per share of $48.14). In May 2006, the Board of Directors authorized $1,000.0 of share repurchases which was exhausted in August 2007. Additionally, in August, our Board of Directors authorized a $1,500.0 share repurchase program, and as of November 3, 2007, the unused capacity was $751.4. In November 2007, our Board of Directors authorized an additional $1,000.0 for share repurchases bringing the total program to $2,500.0. The actual amount and timing of future share repurchases will be subject to market conditions and applicable Securities and Exchange Commission rules.

In connection with the May 2006 $1,000.0 authorization, we entered into an accelerated share repurchase agreement with Credit Suisse International in May 2007 to repurchase shares of our common stock for an aggregate purchase price of $300.0. We repurchased 5,438,103 shares of our common stock on May 23, 2007 at $55.17 per share. Under the terms of the agreement, we received 365,782 additional shares in June 2007 at no additional cost, based on the volume weighted average price of our common stock from June 1, 2007 to June 26, 2007. This resulted in an average price per share of $51.69 for the accelerated share repurchase as a whole.
Item 3. Default Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.
Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on page 29 hereof.

27 of 29

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC. (Registrant)
/s/ Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer (Principal Financial Officer) Date: December 6, 2007

28 of 29

NORDSTROM, INC. AND SUBSIDIARIES
Exhibit Index

	Exhibit	Method of Filing

3.2	Bylaws, as amended and restated on August 21, 2007	Incorporated by reference from the Registrant’s Form 8-K filed on August 23, 2007

10.1	Form of Restricted Stock Award under the 2002 Nonemployee Director Stock Incentive Plan	Filed herewith electronically

31.1	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

29 of 29