Form 10-Q
period 2008-05-03
NORDSTROM INC
filed 2008-06-10
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2008
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Common stock outstanding as of May 31, 2008: 216.9 shares of common stock (in millions)

NORDSTROM, INC. AND SUBSIDIARIES

2 of 28

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts and percentages)
(Unaudited)

	Quarter Ended
	May 3,	May 5,
	2008	2007
Net sales	$1,879	$1,954
Cost of sales and related buying and occupancy costs	(1,179)	(1,215)

Gross profit	700	739
Selling, general and administrative expenses	(545)	(534)
Finance charges and other, net	72	56

Earnings before interest and income taxes	227	261
Interest expense, net	(31)	(7)

Earnings before income taxes	196	254
Income tax expense	(77)	(97)

Net earnings	$119	$157

Earnings per basic share	$0.54	$0.61
Earnings per diluted share	$0.54	$0.60

Basic shares	218.6	257.9
Diluted shares	221.7	262.7
(% of Net Sales)

	Quarter Ended
	May 3,	May 5,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales and related buying and occupancy costs	(62.7%)	(62.2%)

Gross profit	37.3%	37.8%
Selling, general and administrative expenses	(29.0%)	(27.3%)
Finance charges and other, net	3.9%	2.9%

Earnings before interest and income taxes	12.1%	13.4%
Interest expense, net	(1.7%)	(0.4%)

Earnings before income taxes	10.4%	13.0%
Income tax expense (as a % of earnings before income taxes)	(39.3%)	(38.2%)

Net earnings	6.3%	8.0%

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 28

NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	May 3, 2008	February 2, 2008	May 5, 2007
Assets
Current assets:
Cash and cash equivalents	$119	$358	$745
Accounts receivable, net	1,806	1,788	1,602
Merchandise inventories	1,079	956	1,105
Current deferred tax assets, net	181	181	176
Prepaid expenses and other	75	78	60

Total current assets	3,260	3,361	3,688

Land, buildings and equipment, net	2,061	1,983	1,790
Goodwill	53	53	51
Acquired tradename	—	—	84
Other assets	212	203	218

Total assets	$5,586	$5,600	$5,831

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$638	$556	$700
Accrued salaries, wages and related benefits	197	268	177
Other current liabilities	487	492	411
Income taxes payable	81	58	122
Current portion of long-term debt	260	261	7

Total current liabilities	1,663	1,635	1,417

Long-term debt, net	2,235	2,236	1,475
Deferred property incentives, net	381	369	363
Other liabilities	249	245	257

Commitments and contingent liabilities

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 216.9, 220.9 and 258.1 shares issued and outstanding	957	936	862
Retained earnings	123	201	1,470
Accumulated other comprehensive loss	(22)	(22)	(13)

Total shareholders’ equity	1,058	1,115	2,319

Total liabilities and shareholders’ equity	$5,586	$5,600	$5,831

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 28

NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total

Balance at February 2, 2008	220.9	$936	$201	$(22)	$1,115

Net earnings	—	—	119	—	119
Cash dividends paid ($0.16 per share)	—	—	(35)	—	(35)
Issuance of common stock for:
Stock option plans	0.3	6	—	—	6
Employee stock purchase plan	0.3	9	—	—	9
Stock-based compensation	—	6	—	—	6
Repurchase of common stock	(4.6)	—	(162)	—	(162)

Balance at May 3, 2008	216.9	$957	$123	$(22)	$1,058

				Accumulated
				Other
				Comprehensive
	Common Stock		Retained	(Loss)
	Shares	Amount	Earnings	Earnings	Total

Balance at February 3, 2007	257.3	$827	$1,351	$(9)	$2,169

Cumulative effect adjustment to adopt FIN 48	—	—	(3)	—	(3)

Adjusted Beginning Balance at February 3, 2007	257.3	$827	$1,348	$(9)	$2,166
Net earnings	—	—	157	—	157
Other comprehensive earnings (loss):
Foreign currency translation adjustment	—	—	—	1	1
Fair value adjustment to investment in asset backed securities, net of tax of $3	—	—	—	(5)	(5)

Comprehensive net earnings	—	—	—	—	153
Cash dividends paid ($0.135 per share)	—	—	(35)	—	(35)
Issuance of common stock for:
Stock option plans	0.6	17	—	—	17
Employee stock purchase plan	0.2	9	—	—	9
Other	—	4	—	—	4
Stock-based compensation	—	5	—	—	5

Balance at May 5, 2007	258.1	$862	$1,470	$(13)	$2,319

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 28

NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Quarter Ended
	May 3, 2008	May 5, 2007
Operating Activities
Net earnings	$119	$157
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of buildings and equipment	72	69
Amortization of deferred property incentives and other, net	(10)	(9)
Stock-based compensation expense	6	6
Deferred income taxes, net	(10)	(19)
Tax benefit from stock-based payments	2	8
Excess tax benefit from stock-based payments	(2)	(7)
Provision for bad debt expense	26	9
Change in operating assets and liabilities:
Accounts receivable	(1)	(926)
Investment in asset backed securities	—	420
Merchandise inventories	(139)	(135)
Prepaid expenses	—	5
Other assets	1	(25)
Accounts payable	110	93
Accrued salaries, wages and related benefits	(71)	(160)
Other current liabilities	(5)	(23)
Income taxes payable	23	57
Deferred property incentives	28	17
Other liabilities	4	6

Net cash provided by (used in) operating activities	153	(457)

Investing Activities
Capital expenditures	(142)	(86)
Change in accounts receivable originated at third parties	(42)	—
Other, net	(1)	5

Net cash used in investing activities	(185)	(81)

Financing Activities
Proceeds from long-term borrowings	—	1,000
Principal payments on long-term borrowings	(2)	(151)
Increase in cash book overdrafts	2	43
Proceeds from exercise of stock options	5	9
Proceeds from employee stock purchase plan	9	9
Excess tax benefit from stock-based payments	2	7
Cash dividends paid	(35)	(35)
Repurchase of common stock	(188)	—
Other, net	—	(2)

Net cash (used in) provided by financing activities	(207)	880

Net (decrease) increase in cash and cash equivalents	(239)	342
Cash and cash equivalents at beginning of period	358	403

Cash and cash equivalents at end of period	$119	$745

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

6 of 28

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in our 2007 Annual Report on Form 10-K. The same accounting policies are followed for preparing quarterly and annual financial information. All adjustments necessary for the fair presentation of the results of operations, financial position and cash flows have been included and are of a normal, recurring nature.
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
Our accounting policies in 2008 are consistent with those discussed in our 2007 Annual Report on Form 10-K, with the exception of our adoption of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), in the beginning of the first quarter of 2008.
Fair Value Measurements
Effective February 3, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies whenever other accounting pronouncements require or permit fair value measurements. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements. Refer to Note 3: Fair Value Measurement for the required disclosures under SFAS 157. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, (“FSP FAS 157-2”), which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. We are presently evaluating the impact of the adoption of SFAS 157 for our nonfinancial assets and nonfinancial liabilities and do not believe it will have a material effect on our consolidated financial statements.
Securitization Program
On May 1, 2007, we converted our Nordstrom private label card and co-branded Nordstrom VISA credit card programs into one securitization program. Prior to the transaction, finance charges and other, net consisted primarily of finance charges and late fees generated by our Nordstrom private label cards, earnings from our investment in asset backed securities and securitization gains and losses, which were generated from the co-branded Nordstrom VISA credit card program. Included in finance charges and other, net for the quarter ended May 5, 2007, was interest income of $21 and gain on sales of receivables and other income of $5. After the transaction, finance charges and other, net consists primarily of finance charges, late fees and interchange generated by our combined Nordstrom private label card and co-branded Nordstrom VISA credit card programs.
Loyalty Program
Customers who reach a cumulative purchase threshold when using our Nordstrom private label cards or our co-branded Nordstrom VISA credit cards receive Nordstrom Notes®. These Nordstrom Notes can be redeemed for goods or services in our stores. We estimate the net cost of the Nordstrom Notes that will be issued and redeemed and record this cost as rewards points are accumulated. In addition to this long-standing benefit, in April 2007 we launched an enhanced loyalty program, Fashion Rewards™. Under this program, Nordstrom customers receive higher levels of cumulative benefits based on their annual spend. We record the cost of the loyalty program benefits for Nordstrom Notes and alterations in cost of sales given that we provide customers with products or services for these rewards. Other costs of the loyalty program, which primarily include shipping and fashion events, are recorded as selling, general and administrative expenses. These expenses are recorded based on estimates of benefits expect to be accumulated and redeemed in relation to sales.

7 of 28

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Recent Accounting Pronouncements
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific acquisition-related items, including expensing acquisition-related costs as incurred, valuing noncontrolling interests (minority interests) at fair value at the acquisition date, and expensing restructuring costs associated with an acquired business. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Early adoption is not permitted. Generally, the effect of SFAS 141(R) will depend on the circumstances of any potential future acquisition.
Also in December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for a noncontrolling interest (minority interest) in a subsidiary, provides guidance on the accounting for and reporting of the deconsolidation of a subsidiary, and increases transparency through expanded disclosures. Specifically, SFAS 160 requires the recognition of a minority interest as equity in the consolidated financial statements and separate from the parent company’s equity. It also requires consolidated net earnings in the consolidated statement of earnings to include the amount of net earnings attributable to minority interest. This statement will be effective for Nordstrom as of the beginning of fiscal year 2009. Early adoption is not permitted. We are presently evaluating the impact of the adoption of SFAS 160 and believe there will be no material impact on our consolidated financial statements.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. This statement will be effective for Nordstrom as of the beginning of fiscal year 2009. We are currently evaluating the impact of the adoption of SFAS 161.
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles.” We are assessing the impact of the adoption of SFAS 162 and believe there will be no material impact on our consolidated financial statements.
NOTE 2: ACCOUNTS RECEIVABLE
The components of accounts receivable are as follows:

	May 3, 2008	February 2, 2008	May 5, 2007
Trade receivables:
Restricted	$1,762	$1,760	$1,399
Unrestricted	28	18	140
Allowance for doubtful accounts	(76)	(73)	(19)

Trade receivables, net	1,714	1,705	1,520
Other	92	83	82

Accounts receivable, net	$1,806	$1,788	$1,602

8 of 28

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 2: ACCOUNTS RECEIVABLE (CONTINUED)
The following table summarizes the restricted trade receivables:

	May 3, 2008	February 2, 2008	May 5, 2007
Private label card receivables	$598	$630	$560
Co-branded Nordstrom VISA credit card receivables	1,164	1,130	839

Restricted trade receivables	$1,762	$1,760	$1,399

As of May 3, 2008 and February 2, 2008, the restricted trade receivables related to substantially all of our Nordstrom private label card receivables and co-branded Nordstrom VISA credit card receivables. As of May 5, 2007, the restricted trade receivables related to substantially all of our Nordstrom private label card receivables and 90% of the co-branded Nordstrom VISA credit card receivables. These restricted trade receivables secure the Series 2007-1 Notes, the Series 2007-2 Notes, and our unused variable funding note.
The unrestricted trade receivables consist primarily of the remaining portion of our Nordstrom private label and co-branded Nordstrom VISA credit card receivables and accrued finance charges not yet allocated to customer accounts. As of May 5, 2007, the unrestricted trade receivables also included receivables related to the Façonnable business.
Other accounts receivable consist primarily of credit card receivables due from third-party financial institutions and vendor rebates.
NOTE 3: FAIR VALUE MEASUREMENT
Effective February 3, 2008, we partially adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). Our partial adoption is in accordance with FASB Staff Position No. FAS 157-2, which allows for the delay of the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities.
SFAS 157 requires certain disclosures regarding fair value based on the inputs used to measure fair value. The following is a list of the defined levels in the fair value hierarchy based on the data and/or methods used to determine fair value:
   Level 1: Quoted market prices in active markets for identical assets or liabilities
   Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data
   Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions
We perform fair market valuations of certain assets and liabilities, including cash equivalents and an interest rate swap. The carrying amount of cash equivalents approximates fair value and is considered a Level 1 fair value measurement. As of May 3, 2008, the carrying amount of cash equivalents was $64. Our interest rate swap, which is considered a Level 2 fair value measurement, is valued based on open-market quotes for identical or comparable assets from reputable third-party brokers, and was less than $1 as of May 3, 2008. We do not have any other material Level 2 or Level 3 assets or liabilities as of May 3, 2008. Also, we may be required, from time to time, to measure certain other financial assets and liabilities at fair value on a non-recurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets (i.e., goodwill impairment). As of May 3, 2008, we had no material financial assets or liabilities measured on a non-recurring basis that required adjustments or write-downs.

9 of 28

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 4: POST-RETIREMENT BENEFITS
Our Supplemental Executive Retirement Plan (“SERP”) provides retirement benefits to officers and selected employees. The SERP has different benefit levels depending on the participant’s role in the company. As of May 3, 2008 and May 5, 2007, there were 37 and 38 officers and selected employees eligible for the SERP benefits. The expense components of our SERP are as follows:

	Quarter Ended
	May 3, 2008	May 5, 2007
Participant service cost	$1	$1
Interest cost	1	1
Amortization of net loss	1	1
Amortization of prior service cost	—	—

Total expense	$3	$3

NOTE 5: STOCK COMPENSATION PLANS
Stock-based compensation expense before income tax benefit was recorded in our condensed consolidated statements of earnings as follows:

	Quarter Ended
	May 3, 2008	May 5, 2007
Cost of sales and related buying and occupancy costs	$2	$2
Selling, general and administrative expenses	4	4

Total stock-based compensation expense before income tax benefit	$6	$6

Stock Options
As of May 3, 2008, we have options outstanding under two stock option plans, the 2004 Equity Incentive Plan and the 1997 Stock Option Plan (collectively, the “Nordstrom, Inc. Plans”). Options vest over periods ranging from four to eight years, and expire ten years after the date of grant. During the quarter ended May 3, 2008, 2.2 options were granted, 0.3 options were exercised and 0.1 options were cancelled. During the quarter ended May 5, 2007, 1.6 options were granted, 0.6 options were exercised, and 0.2 options were cancelled.
In the first quarter of fiscal 2008, stock option awards to employees were approved by the Compensation Committee of our Board of Directors and their exercise price was set at $38.02, the closing price of our common stock on February 28, 2008 (the date of grant). The awards vest over a four-year period and were determined based upon a percentage of the recipients’ base salary and the estimated fair value of the stock options, which was estimated using a Binomial Lattice option valuation model. During the quarter ended May 3, 2008, we awarded stock options to 1,230 employees compared to 1,193 employees in the same period in 2007.
We used the following assumptions to estimate the fair value of stock options at the date of grant:

	First Quarter
	2008	2007
Risk-free interest rate	2.0% - 4.3%	4.6% - 4.7%
Weighted average expected volatility	45.0%	35.0%
Weighted average expected dividend yield	1.3%	1.0%
Weighted average expected life in years	5.5	5.7

10 of 28

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 5: STOCK COMPENSATION PLANS (CONTINUED)
The weighted average fair value per option at the date of grant was $15 and $20 in the first quarter of 2008 and 2007. The following describes the significant assumptions used to estimate the fair value of options granted:
•	Risk-free interest rate: The rate represents the yield on U.S. Treasury zero-coupon securities that mature over the 10-year life of the stock options.

•	Expected volatility: The expected volatility is based on a combination of the historical volatility of our common stock and the implied volatility of exchange traded options for our common stock.

•	Expected dividend yield: The yield is our forecasted dividend yield for the next ten years.

•	Expected life in years: The expected life represents the estimated period of time until option exercise. The expected term of options granted was derived from the output of the Binomial Lattice option valuation model and was based on our historical exercise behavior taking into consideration the contractual term of the option and our employees’ expected exercise and post-vesting employment termination behavior.
Performance Share Units
We grant performance share units to align certain executive officers’ compensation with our shareholder returns. Performance share units are payable in either cash or stock as elected by the employee; therefore they are classified as a liability award in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. Performance share units vest after a three-year performance period only when our total shareholder return (reflecting daily stock price appreciation and compound reinvestment of dividends) is positive and outperforms companies in a defined peer group of direct competitors determined by the Compensation Committee of our Board of Directors. The percentage of units that vest depends on our relative position at the end of the performance period and can range from 0% to 125% of the number of units granted.
The liability is remeasured and the appropriate earnings adjustment is taken at each fiscal quarter-end during the vesting period. The performance share unit liability is remeasured using the estimated vesting percentage multiplied by the closing market price of our common stock on the quarter-end date and is pro-rated based on the amount of time passed in the vesting period. The price used to issue stock or cash for the performance share units upon vesting is the closing market price of our common stock on the vest date.
As of May 3, 2008, February 2, 2008 and May 5, 2007, our liabilities included $0, $3 and $5 for performance share units. For the quarter ended May 3, 2008, stock-based compensation expense related to performance share units was less than $1; for the quarter ended May 5, 2007, stock-based compensation expense related to performance share units was $1. As of May 3, 2008, we did not have any unrecognized stock-based compensation expense for non-vested performance share units. This position may change before the end of the performance period for the non-vested performance share units. At February 3, 2008, 113,743 units were unvested. During the quarter ended May 3, 2008, 79,431 units were granted, no units vested and 3,829 units cancelled, resulting in an ending balance of 189,345 unvested units as of May 3, 2008.
The following table summarizes the information for performance share units that vested during the period:

	Quarter Ended
	May 3, 2008	May 5, 2007
Number of performance share units vested	—	112,496
Total fair value of performance share units vested	—	$8
Total amount of performance share units settled for cash	—	$1

11 of 28

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 6: EARNINGS PER SHARE
The computation of earnings per share is as follows:

	Quarter Ended
	May 3, 2008	May 5, 2007
Net earnings	$119	$157

Basic shares	218.6	257.9
Dilutive effect of stock options and performance share units	3.1	4.8

Diluted shares	221.7	262.7

Earnings per basic share	$0.54	$0.61
Earnings per diluted share	$0.54	$0.60

Antidilutive stock options and other	5.3	1.6
NOTE 7: SEGMENT REPORTING
The following tables set forth the information for our reportable segments and a reconciliation to the consolidated totals:

Quarter ended	Retail
May 3, 2008	Stores	Direct	Credit	Other	Total

Net sales	$1,752	$149	—	$(22)	$1,879
Net sales (decrease) increase	(2.3%)	6.5%	N/A	N/A	(3.8%)
Finance charges and other, net	—	—	$71	$1	$72
Earnings before interest and income taxes	$246	$40	$11	$(70)	$227
Interest expense, net	—	—	$(13)	$(18)	$(31)
Earnings before income taxes	$246	$40	$(2)	$(88)	$196
Earnings before income taxes as a percentage of net sales	14.0%	26.7%	N/A	N/A	10.4%
Total assets	$2,743	$140	$1,821	$882	$5,586

Quarter ended	Retail
May 5, 2007	Stores	Direct	Credit	Other	Total

Net sales	$1,794	$140	—	$20	$1,954
Net sales increase	8.4%	27.6%	N/A	N/A	9.3%
Finance charges and other, net	—	—	$51	$5	$56
Earnings before interest and income taxes	$285	$34	$8	$(66)	$261
Interest expense, net	—	—	$(11)	$4	$(7)
Earnings before income taxes	$285	$34	$(3)	$(62)	$254
Earnings before income taxes as a percentage of net sales	15.9%	24.2%	N/A	N/A	13.0%
Total assets	$2,439	$118	$1,572	$1,702	$5,831
The segment information for the quarter ended May 5, 2007 has been adjusted from our 2007 Form 10-Q disclosures to reflect the 2008 view of interest expense between our Credit and Other segments. This change does not impact the condensed consolidated statement of earnings.

12 of 28

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 8: SUPPLEMENTARY CASH FLOW INFORMATION

	Quarter Ended
	May 3, 2008	May 5, 2007
Cash paid during the quarter for:
Interest (net of capitalized interest)	$19	$13
Income taxes	$49	$51
NOTE 9: CONTINGENT LIABILITIES
We are involved in routine claims, proceedings and litigation arising from the normal course of our business. The results of these claims, proceedings and litigation cannot be predicted with certainty. However, we do not believe any such claim, proceeding or litigation, either alone or in aggregate, will have a material impact on our results of operations, financial position or cash flows.
NOTE 10: SUBSEQUENT EVENT
In May 2008, we exercised the $150 accordion feature on our existing revolving credit facility. This feature allowed us to increase our existing $500 unsecured line of credit to a $650 unsecured line of credit. In connection with this increase,we intend to increase our $500 commercial paper program to $650. The combined borrowings on the line of credit and commercial paper cannot exceed $650. In connection with the changes to our unsecured line of credit and commercial paper program, we also intend to reduce the capacity of our existing $300 variable funding facility (2007-A Variable Funding Note) to $150.

13 of 28

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
 (Dollar and share amounts in millions except per share and per square foot amounts)
The following discussion should be read in conjunction with the Management’s Discussion and Analysis section of our 2007 Annual Report on Form 10-K.
FORWARD-LOOKING INFORMATION CAUTIONARY STATEMENT

Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including anticipated financial results, use of cash and liquidity, growth, store openings and trends in our operations. Actual future results and trends may differ materially from historical results or current expectations depending upon various factors including, but not limited to:
•	the impact of economic and market conditions and the resulting impact on consumer spending patterns

•	our ability to respond to the business environment and fashion trends

•	effective inventory management

•	successful execution of our store growth strategy including the timely completion of construction associated with newly planned stores, relocations and remodels

•	our compliance with applicable banking and related laws and regulations impacting our ability to extend credit to our customers

•	our compliance with information security and privacy laws and regulations, employment laws and regulations and other laws and regulations applicable to the company

•	successful execution of our multi-channel strategy

•	our ability to safeguard our brand and reputation

•	efficient and proper allocation of our capital resources

•	successful execution of our technology strategy

•	trends in personal bankruptcies and bad debt write-offs

•	changes in interest rates

•	our ability to maintain our relationships with our employees and to effectively train and develop our future leaders

•	our ability to control costs

•	risks related to fluctuations in world currencies

•	weather conditions and hazards of nature that affect consumer traffic and consumers’ purchasing patterns

•	timing and amounts of share repurchases by the company
These and other factors, including those factors described in Part I, “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended February 2, 2008, could affect our financial results and trends and cause actual results and trends to differ materially from those contained in any forward-looking statements we may provide. As a result, while we believe there is a reasonable basis for the forward-looking statements, you should not place undue reliance on those statements. We undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances. This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

14 of 28

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Continued)
(Dollar and share amounts in millions except per share and per square foot amounts)
RESULTS OF OPERATIONS
Overview

	First Quarter
	2008	2007
Net earnings	$119	$157
Net earnings as a percentage of net sales	6.3%	8.0%
Earnings per diluted share	$0.54	$0.60
For the quarter ended May 3, 2008, earnings per diluted share decreased $0.06 to $0.54, down from $0.60 for the quarter ended May 5, 2007. This decrease was primarily due to lower sales. In these tough economic times, we believe the best way we can differentiate ourselves is to offer the best fashion merchandise assortment and a superior shopping experience, both factors which are within our control. Key highlights of the first quarter include:
•	Total net sales for the quarter ended May 3, 2008 decreased 3.8% due to same-store sales decreases, partially offset by the addition of eight new stores. For the quarter, total company same-store sales decreased 6.5%, compared to a 9.5% same-store sales increase last year. Although full-line same-store sales decreased, Rack and Direct delivered increases in same-store sales.

•	Gross profit as a percentage of net sales (gross profit rate) decreased 57 basis points compared to last year’s first quarter, driven primarily by increases in markdowns to align inventory with sales trends, partially offset by lower buying and occupancy costs.

•	Selling, general and administrative expenses increased 2%, or $11, for the quarter ended May 3, 2008 compared to the quarter ended May 5, 2007. The increase for the quarter was primarily driven by expenses associated with our eight new stores, as well as higher bad debt expense. These increases were partially offset by a reduction in performance-based incentives, lower variable costs and control over our overhead expenses.
Net Sales

	First Quarter
	2008	2007
Net sales	$1,879	$1,954
Net sales (decrease) increase	(3.8%)	9.3%
Total company same-store sales (decrease) increase	(6.5%)	9.5%
Total net sales for the first quarter decreased 3.8% over the same period in the prior year due to a more challenging consumer environment. Our Rack and Direct channels achieved same-store sales increases.
Same-store sales for our full-line stores decreased 9.1%. The largest same-store sales decreases came in women’s apparel, shoes, and kids’ wear. Women’s apparel continues to experience a market-wide downturn. While we believe the current macro environment and fashion cycle contributed to the difficult business climate, we continue to focus on our execution to improve our performance.
The South, Northwest, Midwest and Northeast were the regions with performance above the full-line same-store sales average for the quarter. Cosmetics, designer products across all categories, women’s activewear and intimate apparel were the leading merchandise categories.

15 of 28

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Continued)
 (Dollar and share amounts in millions except per share and per square foot amounts)
Our Rack channel delivered a 4.6% same-store sales increase in the quarter ended May 3, 2008. This result was driven by growth in accessories, cosmetics, men’s apparel and women’s apparel merchandise categories. Significant increases in accessories and cosmetics benefited from growth in handbags and skincare.
Our Direct channel delivered 6.5% net sales increases for the quarter ended May 3, 2008. These results were led by the accessories and cosmetics categories, which experienced strong growth, as well as women’s apparel and shoes merchandise categories, which had net sales increases above Direct’s average net sales increase.
In looking forward to the second quarter of 2008, we expect our total company same-store sales to be negative 5% to negative 7%. We expect our total company same-store sales for the full year to be negative 4% to negative 6% in 2008.
Gross Profit

	First Quarter
	2008	2007
Gross profit	$700	$739
Gross profit rate	37.3%	37.8%

	Quarter Ended
	May 3, 2008	May 5, 2007
Average inventory per square foot	$53.00	$53.79
Inventory turnover rate (for the most recent four quarters)	5.05	5.01
Compared to the same period last year, our gross profit rate deteriorated approximately 57 basis points for the quarter ended May 3, 2008. This was driven primarily by a decrease in our merchandise margin rate and was partially offset by lower buying and occupancy costs. Merchandise margins declined over the prior year as we utilized markdowns to align inventory with sales trends. The decrease in buying and occupancy expenses relates to lower performance-based incentives and lower rent expense as the result of the sale of our Façonnable business in the third quarter of 2007.
Our four-quarter average inventory turnover rate improved to 5.05 for the first quarter of 2008 compared to 5.01 for the first quarter of 2007, primarily due to the sale of our Façonnable business in the third quarter of 2007.
Total average inventory per square foot at May 3, 2008 decreased compared to May 5, 2007. The decline was primarily due to the sale of our Façonnable business in the third quarter of 2007 as well as our continued efforts to align inventory with softer sales expectations by controlling receipts and editing our merchandise offering to provide our customers with the most compelling fashion.
Selling, General and Administrative Expenses (SG&A)

	First Quarter
	2008	2007
Selling, general and administrative expenses	$545	$534
SG&A rate	29.0%	27.3%
Selling, general and administrative expenses increased 2%, or $11, compared to last year’s first quarter. Retail square footage grew by 5% over last year due to the opening of seven full-line stores and one Rack store since May 2007. Cost savings resulting from our focus on controlling expenses partially offset the costs associated with these new stores and increased bad debt expense.

16 of 28

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Continued)
(Dollar and share amounts in millions except per share and per square foot amounts)
Finance Charges and Other, net

	First Quarter
	2008	2007
Finance charges and other, net	$72	$56
Finance charges and other, net as a percentage of net sales	3.9%	2.9%
Finance charges and other, net increased by $16 to $72 for the quarter ended May 3, 2008 compared to the quarter ended May 5, 2007. The increase was primarily due to additional income from finance charges in 2008 resulting from bringing the co-branded Nordstrom VISA credit card portfolio on-balance sheet on May 1, 2007 and growth in accounts receivable, offset by lower variable rates charged to our customers. Prior to May 1, 2007, the co-branded Nordstrom VISA credit card portfolio was “off-balance sheet” and income was recorded net of interest expense and write-offs. Beginning May 1, 2007, all of the finance charges and other income related to the portfolio have been recorded in finance charges and other, net.
Interest Expense, net
Interest expense, net increased by $24 to $31 for the quarter ended May 3, 2008 compared to $7 for the same period in 2007. The increase was primarily due to higher average debt levels resulting from our $850 securitization transaction in May 2007, as well as our $1,000 debt offering in the fourth quarter of 2007.
Seasonality
Our business, like that of other retailers, is subject to seasonal fluctuations. Our Anniversary Sale in July and the holidays in December typically result in higher sales in the second and fourth quarters of our fiscal years. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.
Credit Card Contribution
The following table illustrates a detailed view of our operational results of the Credit segment, consistent with the segment disclosure provided in the notes to the condensed consolidated financial statements:

	First Quarter
	2008	2007
Finance charges and other income	$71	$51
Interest expense	(13)	(11)

Net credit card income	58	40

Bad debt expense	(26)	(9)
Operational and marketing expense	(34)	(34)

Total expense	(60)	(43)

Credit card contribution to earnings before income taxes, as presented in segment disclosure	$(2)	$(3)

In order to view the total economic contribution of our credit card program, the following additional items need to be considered:
•	Off-balance sheet finance charge and other income, interest expense and bad debt expense: During the first quarter of 2007, we combined our Nordstrom private label card and co-branded Nordstrom VISA credit card programs into one securitization program. At that time the Nordstrom co-branded VISA credit card receivables were brought on-balance sheet. For comparability between years, off-balance sheet amounts are shown for additional finance charge and other income, interest expense and bad debt expense. This combined presentation mitigates the impact of the change in the securitization program.

•	Intercompany merchant fees and other: represents the additional intercompany income of our credit business from the usage of our cards in the Retail and Direct segments. These amounts represent costs which would have been incurred if our customers used third-party cards.

17 of 28

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Continued)
(Dollar and share amounts in millions except per share and per square foot amounts)
•	Intercompany interest expense: represents a portion of consolidated interest expense based on estimated funding costs for average accounts receivable which would be needed if our Credit segment was a stand-alone organization. This allocation method assumes that 80 percent of average accounts receivable are debt-financed with an appropriate mix of fixed and variable rate debt.
The following table illustrates total credit card contribution, including the items discussed on the previous page:

	First Quarter
	2008	2007
Finance charges and other income (from above)	$71	$51
Off-balance sheet finance charges and other income	—	17
Intercompany merchant fees and other	10	9

Total finance charges and other income	81	77

Interest expense	(8)	(2)
Off-balance sheet interest expense	—	(6)
Intercompany interest expense	(5)	(9)

Total interest expense	(13)	(17)

Total net credit card income	68	60

Bad debt expense (from above)	(26)	(9)
Off-balance sheet bad debt expense	—	(7)

Total bad debt expense	(26)	(16)

Operational and marketing expense	(34)	(34)

Total expense	(60)	(50)

Total credit card contribution	$8	$10

Interest expense allocated to the credit segment decreased from $17 in the first quarter of 2007 to $13 in the first quarter of 2008 due to declining variable interest rates, partially offset by higher average borrowings.
Credit division expenses include a bad debt provision. Delinquency and write-offs during the first quarter of 2008 increased compared to the first quarter of 2007, reflecting current credit industry trends. The bad debt allowance as a percent of on-balance sheet accounts receivable increased for the first quarter of 2008 compared to the first quarter of 2007. As of May 5, 2007, the majority of our Nordstrom co-branded VISA credit card receivables were recorded at fair value on our balance sheet. However, the related allowance for these receivables was built up over the following eight months, consistent with the expected repayment patterns for these accounts. For this reason, as well as higher projected losses inherent in the current receivable portfolio, the allowance as a percentage of accounts receivable and our bad debt expense increased in the first quarter of 2008 compared to the first quarter of 2007. Bad debt expense can be summarized as follows:

	First Quarter
	2008	2007
Private label bad debt expense	$9	$7
Visa on-balance sheet bad debt expense	17	2
Visa off-balance sheet bad debt expense	—	7

Total bad debt	$26	$16

Operational and marketing expense as a percent of credit volume decreased from 2.8% in the first quarter of 2007 to 2.6% in the first quarter of 2008 due to relatively fixed expenses when compared to portfolio growth. Additionally, during 2007 we incurred additional expense associated with the introduction of Fashion Rewards.

18 of 28

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Continued)
(Dollar and share amounts in millions except per share and per square foot amounts)
The following table summarizes our accounts receivable and related metrics for the first quarter of 2008 and 2007:

	First Quarter
	2008	2007
Average accounts receivable	$1,711	$1,459

Assumed ratio of debt financed	80%	80%
Estimated funding level	$1,369	$1,167

Net average accounts receivable investment	$342	$292

Credit card contribution, net of tax, as a percentage of net average accounts receivable investment[1]	3.1%	14.8%
Net write-offs as a percentage of average receivables[2]	3.9%	2.8%
Allowance as a percentage of accounts receivable	4.3%	1.2%
Delinquent balances over 30 days as a percentage of accounts receivable	2.6%	2.0%

[1]	Based upon the trailing 12-month credit card contribution, net of tax

[2]	Based upon the trailing 12-month net write-offs
The net accounts receivable investment metric represents our best estimate of the amount of capital funding for our credit card program that is financed by equity. As a means of providing better performance measurement for our credit card business, we believe it is important to maintain a capital structure similar to other financial institutions. We estimate the funding for our credit card receivables by using a mix of 80% debt and 20% equity, and have burdened the credit business with interest costs commensurate with that amount of debt. Based on our research, we have found that debt as a percentage of credit card receivables for other credit card companies ranges from 70% to 90%. We believe that debt equal to 80% of our credit card receivables is appropriate given our overall capital structure goal of maintaining adjusted debt to EBITDAR of roughly 2.0 times.
The decline in credit card contribution, net of tax, as a percentage of net accounts receivable investment in the first quarter of 2008 was driven by increased bad debt expense.
Key growth metrics for the Credit division include:

	Growth Rates
	First Quarter
	2008	2007
Credit volume	11.8%	19.5%
Accounts receivable (combined portfolios)	16.4%	17.9%
Finance charges and other income	6.0%	16.9%
Growth in the volume and amount of credit transactions typically results in related growth in credit card receivables and, in turn, growth in finance charges and other income. Finance charges and other income have been adversely affected by a 2.65% reduction in the average prime rate since last year given the variable nature of rates charged to our customers.

19 of 28

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Continued)
(Dollar and share amounts in millions except per share and per square foot amounts)
Return on Invested Capital (ROIC) (Non-GAAP financial measure)
We define Return on Invested Capital as follows:

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
- Estimated income tax expense
= NOPAT

We believe that ROIC is a useful financial measure for investors in evaluating our operating performance for the periods presented. When read in conjunction with our net earnings and total assets and compared to return on assets, it provides investors with a useful tool to evaluate our ongoing operations and our management of assets from period to period. In the past three years, we have incorporated ROIC into our key financial metrics, and since 2005 have used it as an executive incentive measure. Overall performance as measured by ROIC correlates directly to shareholders’ return over the long term. For the 12 fiscal months ended May 3, 2008, our ROIC decreased to 18.1% compared to 21.2% for the 12 months ended May 5, 2007. Our ROIC decreased primarily due to a lower percentage increase in earnings before interest and income taxes compared to the percentage increase in average invested capital. The increase in average invested capital compared to the prior year is primarily due to the securitization transaction on May 1, 2007, which brought the entire portfolio of co-branded Nordstrom VISA credit card receivables on-balance sheet as of that date. ROIC is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”) and should not be considered a substitute for return on assets, net earnings or total assets as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies. See our ROIC reconciliation to GAAP below. The closest GAAP measure is return on assets, which decreased to 12.1% from 14.2% for the 12 months ended May 3, 2008 compared to the 12 months ended May 5, 2007.
Reconciliation

	12 months ended
	May 3, 2008	May 5, 2007
Net earnings	$677	$704
Add: income tax expense	438	443
Add: interest expense, net	98	39

Earnings before interest and income taxes	1,213	1,186

Add: rent expense	43	50
Less: estimated depreciation on capitalized operating leases[1]	(23)	(27)

Net operating profit	1,233	1,209

Estimated income tax expense	(485)	(467)

Net operating profit after tax	$748	$742

Average total assets[2]	$5,606	$4,942
Less: average non-interest-bearing current liabilities[3]	(1,495)	(1,450)
Less: average deferred property incentives[2]	(364)	(357)
Add: average estimated asset base of capitalized operating leases[4]	389	371

Average invested capital	$4,136	$3,506

Return on Assets	12.1%	14.2%
ROIC	18.1%	21.2%

[1]	Depreciation based upon estimated asset base of capitalized operating leases as described in note 4 below.

[2]	Based upon the trailing 12-month average.

[3]	Based upon the trailing 12-month average for accounts payable, accrued salaries, wages and related benefits, other current liabilities and income taxes payable.

[4]	Based upon the trailing 12-month average of the monthly asset base which is calculated as the trailing 12 months rent expense multiplied by 8.

20 of 28

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Continued)
(Dollar and share amounts in millions except per share and per square foot amounts)
LIQUIDITY AND CAPITAL RESOURCES

In the first three months of 2008, cash and cash equivalents decreased by $239, primarily due to share repurchases and capital expenditures. In the prior year, cash and cash equivalents increased due to $850 in Notes issued, partially offset by bringing the Nordstrom private label card and co-branded Nordstrom VISA credit card receivables into one on-balance sheet securitization program.
Operating Activities
Net cash provided by operating activities was $153, compared to net cash used in operating activities of $457 in the same period last year. In the prior year, cash used in operating activities of $457 was primarily due to the increase in accounts receivable as a result of the new on-balance sheet co-branded Nordstrom VISA credit card receivables, partially offset by the elimination of investment in asset backed securities. In addition, accrued salaries, wages and related benefits also decreased in the first quarter of 2008 due to lower performance-based incentives as well as the timing of our pay periods.
Investing Activities
Net cash used in investing activities increased by $104 to $185, primarily due to an increase in capital expenditures resulting from the timing of our new store openings and remodels. During the first quarter of 2008, we opened four full-line stores: Aventura, Florida; Honolulu, Hawaii; Burlington, Massachusetts; and Clinton Township, Michigan. With these new stores we increased our retail square footage by 3%. Additionally, we experienced growth in our co-branded Nordstrom VISA credit card receivables related to purchases made by our customers for other than Nordstrom merchandise and services. During the first quarter of 2008, our customers used $42 for third party purchases.
Financing Activities
Net cash used in financing activities was $207 in the first quarter of 2008 compared to net cash provided by financing activities of $880 in the first quarter of 2007. The change was primarily due to cash inflows from the $850 in Notes issued during the securitization transaction in the prior year that did not recur in 2008.
Our reported results include $188 in share repurchases. In the first three months of 2008, we repurchased 4.6 shares of our common stock for an aggregate purchase price of $162 at an average price per share of $35.56. In addition, our results for the quarter include the settlement of $26 in repurchases initiated in the fourth quarter of 2007. In August 2007, our Board of Directors authorized a $1,500 share repurchase program and in November 2007 authorized an additional $1,000 for share repurchases bringing the total program to $2,500. The program will expire after 24 months. As of May 3, 2008, we had $1,201 in remaining capacity under our share repurchase program. The actual amount and timing of future share repurchases will be subject to market conditions and applicable Securities and Exchange Commission rules.
Contractual Obligations
There were no material changes in our contractual obligations as specified in Item 303(a)(5) of Regulation S-K during the three months ended May 3, 2008. For additional information regarding our contractual obligations as of February 2, 2008, see Management’s Discussion and Analysis section of the 2007 Form 10-K.
Liquidity
We maintain a level of liquidity to allow us to cover our seasonal cash needs and to minimize our need for short-term borrowings. We believe that our operating cash flows, existing cash and available credit facilities are sufficient to finance our cash requirements for the next 12 months.
Over the long term, we manage our cash and capital structure to maximize shareholder return by minimizing our cost of capital, strengthen our financial position and maintain flexibility for future strategic initiatives. We continuously assess our debt and leverage levels, capital expenditure requirements, principal debt payments, dividend payouts, potential share repurchases, and future investments or acquisitions. We believe our operating cash flows, existing cash and available credit facilities, as well as any potential future borrowing facilities will be sufficient to fund scheduled future payments and potential long-term initiatives.

21 of 28

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Continued)
(Dollar and share amounts in millions except per share and per square foot amounts)
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

= EBITDAR

We believe that Adjusted Debt to EBITDAR is a useful measure for investors in evaluating our levels of debt for the periods presented, in addition to being a key measure used by rating agencies. When read in conjunction with our net earnings and debt and compared to debt to net earnings, it provides investors with a useful tool to evaluate our ability to maintain appropriate levels of debt from period to period. Beginning in 2007, we have incorporated Adjusted Debt to EBITDAR into our key financial metrics. We believe that our ability to maintain appropriate levels of debt is best measured by Adjusted Debt to EBITDAR. Our goal is to manage debt levels at approximately 2.0 times Adjusted Debt to EBITDAR. We believe that maintaining an Adjusted Debt to EBITDAR ratio of roughly 2.0 times will help us maintain our current credit ratings as well as operate within the most efficient capital structure framework based on our size, growth plans and competitive industry. We believe that targeting an Adjusted Debt to EBITDAR level at greater than 2.5 times would result in rating agency downgrades, which would jeopardize our flexibility to finance our growth plans. We further believe that targeting an Adjusted Debt to EBITDAR level at less than 1.5 times would result in a higher cost of capital and potentially negatively impact shareholder returns. Our current credit ratings are critical to maintaining access to a variety of short-term and long-term sources of funding, and we rely on these funding sources to continue to grow our business. As of May 3, 2008, our Adjusted Debt to EBITDAR was 1.9 compared to 1.2 at same period in 2007. The increase was the result of the $988, net of discount, of notes issued in the fourth quarter of 2007. Adjusted Debt to EBITDAR, however, is not a measure of financial performance under GAAP and should not be considered a substitute for debt to net earnings, net earnings or debt as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies. Adjusted Debt to EBITDAR is limited in that Adjusted Debt is our best estimate of the total company debt we would incur if we had purchased the property associated with our operating leases. In addition, EBITDAR does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments, including leases, or the cash requirements necessary to service interest or principal payments on our debt. Also, other companies in our industry may calculate Adjusted Debt to EBITDAR differently than we do, limiting its usefulness as a comparative measure. To compensate for these limitations, we analyze Adjusted Debt to EBITDAR in conjunction with other U.S. GAAP financial and performance measures impacting liquidity, including operating cash flows, capital spending, and net earnings. See our Adjusted Debt to EBITDAR reconciliation to GAAP below. The closest GAAP measure is debt to net earnings, which was 3.7 and 2.1 for the first quarter of 2008 and 2007, respectively.
Reconciliation

	2008[1]	2007[1]
Debt	$2,495	$1,482
Add: rent expense x 8[2]	344	398

Adjusted Debt	$2,839	$1,880

Net earnings	677	704
Add: income tax expense	438	443
Add: interest expense, net	98	39

Earnings before interest and income taxes	1,213	1,186

Add: depreciation and amortization of buildings and equipment	272	283
Add: rent expense	43	50

EBITDAR	$1,528	$1,519

Debt to Net Earnings	3.7	2.1
Adjusted Debt to EBITDAR	1.9	1.2

[1]	The components of adjusted debt are as of May 3, 2008 and May 5, 2007, respectively, while the components of EBITDAR are for the 12 months ended May 3, 2008 and May 5, 2007.

[2]	The multiple of eight times rent expense used to calculate adjusted debt is our best estimate of the debt we would record for our leases which are classified as operating, if they had met the criteria for a capital lease, or if we had purchased the property.

22 of 28

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (Continued)
(Dollar and share amounts in millions except per share and per square foot amounts)
CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies and methodologies in 2008 are consistent with those discussed in our 2007 Annual Report on Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific acquisition-related items, including expensing acquisition-related costs as incurred, valuing noncontrolling interests (minority interests) at fair value at the acquisition date, and expensing restructuring costs associated with an acquired business. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Early adoption is not permitted. Generally, the effect of SFAS 141(R) will depend on the circumstances of any potential future acquisition.
Also in December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for noncontrolling interest (minority interest) in a subsidiary, provides guidance on the accounting for and reporting of the deconsolidation of a subsidiary, and increases transparency through expanded disclosures. Specifically, SFAS 160 requires the recognition of minority interest as equity in the consolidated financial statements and separate from the parent company’s equity. It also requires consolidated net earnings in the consolidated statement of earnings to include the amount of net earnings attributable to minority interest. This statement will be effective for Nordstrom as of the beginning of fiscal year 2009. Early adoption is not permitted. We are presently evaluating the impact of the adoption of SFAS 160 and believe there will be no material impact on our consolidated financial statements.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. This statement will be effective for Nordstrom as of the beginning of fiscal year 2009. We are currently evaluating the impact of the adoption of SFAS 161.
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles.” We are assessing the impact of the adoption of SFAS 162 and believe there will be no material impact on our consolidated financial statements.

23 of 28

Item 3. Quantitative And Qualitative Disclosures About Market Risk
We discussed our interest rate risk and our foreign currency exchange risk in Part 1, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended February 2, 2008. There has been no material change to these risks since that time.
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

24 of 28

PART II — OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2007 Annual Report on Form 10-K. There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases
(Dollar and share amounts in millions, except per share amounts)

			Total Number of	Maximum Number (or
	Total Number	Average	Shares (or Units)	Approximate Dollar Value)
	of Shares	Price Paid	Purchased as Part of	of Shares (or Units) that May
	(or Units	Per Share	Publicly Announced	Yet Be Purchased Under
	Purchased)	(or Unit)	Plans or Programs	the Plans or Programs[1]

February 2008 (February 3, 2008 to March 1, 2008)	1.8	$ 37.90	1.8	$ 1,298

March 2008 (March 2, 2008 to April 5, 2008)	1.8	$ 34.07	1.8	$ 1,235

April 2008 (April 6, 2008 to May 3, 2008)	1.0	$ 34.19	1.0	$ 1,201

Total	4.6	$ 35.56	4.6

[1]	In the first three months of 2008, we repurchased 4.6 shares of our common stock for an aggregate purchase price of $162 (an average price per share of $35.56). In August 2007, our Board of Directors authorized a $1,500 share repurchase program and in November 2007 authorized an additional $1,000 for share repurchases bringing the total authorization under the program to $2,500. The program will expire after 24 months. The actual amount and timing of future share repurchases will be subject to market conditions and applicable Securities and Exchange Commission rules.

25 of 28

Item 5. Other Information
Through our wholly owned federal savings bank, Nordstrom fsb, we offer a co-branded Nordstrom VISA credit card to our customers. On May 1, 2007, we combined the VISA program into our existing Nordstrom private label credit card securitization master trust, which is accounted for as a secured borrowing (on-balance sheet). The VISA program allows our customers the option of using the card for purchases of Nordstrom merchandise and services, as well as for purchases outside of Nordstrom. See additional disclosure related to our securitization of accounts receivable and accounts receivable in Note 1 to the Condensed Consolidated Financial Statements.
Subsequent to the issuance of our 2007 financial statements, we determined that beginning in the second quarter of 2007, cash flows arising from VISA originations and repayments for sales outside of Nordstrom should have been reported as an investing activity rather than an operating activity within our consolidated statements of cash flows. As a result, net cash provided by (used in) operating and investing activities in the consolidated statements of cash flows for the six months ended August 4, 2007, the nine months ended November 3, 2007 and the fiscal year ended February 2, 2008 will be corrected from amounts previously reported, when presented on a comparative basis in our 2008 filings, as follows:

	Six months ended		Nine months ended		Fiscal Year ended
	August 4, 2007		November 3, 2007		February 2, 2008
	As		As		As
	previously	As	previously	As	previously	As
	reported	corrected	reported	corrected	reported	corrected
Operating Activities:
Change in accounts receivable	$(1,178)	$(1,073)	$(1,143)	$(1,041)	$(1,234)	$(1,083)
Net cash provided by (used in) operating activities	(353)	(248)	(255)	(153)	161	312

Investing Activities:
Change in accounts receivable originated at third parties	—	(105)	—	(102)	—	(151)
Net cash used in investing activities	(206)	(311)	(127)	(229)	(270)	(421)
Item 6. Exhibits
Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on page 28 hereof.

26 of 28

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC. (Registrant)
/s/ Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: June 10, 2008

27 of 28

NORDSTROM, INC. AND SUBSIDIARIES
Exhibit Index

	Exhibit	Method of Filing

4.1	Nordstrom 2007-A Amendment No. 1 to Note purchase agreement, dated as of April 30, 2008, by and between Nordstrom Credit Card Receivables II LLC, Nordstrom fsb, Nordstrom Credit Inc., Falcon Asset Securitization Company, LLC and J.P. Morgan Chase Bank, N.A.	Filed herewith electronically

10.1	2008 Stock Option Notice Award Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on February 22, 2008, Exhibit 10.1

10.2	2008 Performance Share Unit Award Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on February 22, 2008, Exhibit 10.2

10.3	Amendment 2007-1 to the Nordstrom 401(k) Plan & Profit Sharing dated June 21, 2007	Filed herewith electronically

31.1	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

28 of 28