Form 10-Q
period 2008-08-02
NORDSTROM INC
filed 2008-09-10
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2008
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Common stock outstanding as of August 30, 2008: 215,512,113 shares of common stock

NORDSTROM, INC. AND SUBSIDIARIES

2 of 32

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts and percentages)
(Unaudited)

	Quarter Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Net sales	$2,287	$2,390	$4,166	$4,344
Cost of sales and related buying and occupancy costs	(1,488)	(1,514)	(2,667)	(2,729)

Gross profit	799	876	1,499	1,615
Selling, general and administrative expenses	(604)	(636)	(1,149)	(1,170)
Finance charges and other, net	74	70	146	126

Earnings before interest and income taxes	269	310	496	571
Interest expense, net	(34)	(17)	(65)	(24)

Earnings before income taxes	235	293	431	547
Income tax expense	(92)	(113)	(169)	(210)

Net earnings	$143	$180	$262	$337

Earnings per basic share	$0.66	$0.72	$1.21	$1.33
Earnings per diluted share	$0.65	$0.71	$1.19	$1.30

Basic shares	216.5	251.0	217.6	254.5
Diluted shares	219.5	255.4	220.6	259.1

(% of Net Sales)	Quarter Ended		Six Months Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and related buying and occupancy costs	(65.0%)	(63.4%)	(64.0%)	(62.8%)

Gross profit	35.0%	36.6%	36.0%	37.2%
Selling, general and administrative expenses	(26.4%)	(26.6%)	(27.6%)	(26.9%)
Finance charges and other, net	3.2%	2.9%	3.5%	2.9%

Earnings before interest and income taxes	11.8%	13.0%	11.9%	13.1%
Interest expense, net	(1.5%)	(0.7%)	(1.6%)	(0.6%)

Earnings before income taxes	10.3%	12.3%	10.4%	12.6%
Income tax expense (as a percentage of earnings before income taxes)	(39.2%)	(38.4%)	(39.2%)	(38.3%)

Net earnings	6.3%	7.6%	6.3%	7.8%

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 32

NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	August 2, 2008	February 2, 2008	August 4, 2007
Assets
Current assets:
Cash and cash equivalents	$92	$358	$179
Accounts receivable, net	2,045	1,788	1,803
Merchandise inventories	1,000	956	1,053
Current deferred tax assets, net	196	181	178
Prepaid expenses and other	65	78	66
Assets held for sale	—	—	229

Total current assets	3,398	3,361	3,508

Land, buildings and equipment, net	2,139	1,983	1,823
Goodwill	53	53	53
Other assets	219	203	182

Total assets	$5,809	$5,600	$5,566

Liabilities and Shareholders’ Equity
Current liabilities:
Commercial paper	$79	$—	$—
Accounts payable	724	556	777
Accrued salaries, wages and related benefits	226	268	217
Other current liabilities	492	492	439
Income taxes payable	22	58	80
Current portion of long-term debt	260	261	8
Liabilities related to assets held for sale	—	—	40

Total current liabilities	1,803	1,635	1,561

Long-term debt, net	2,234	2,236	1,492
Deferred property incentives, net	399	369	357
Other liabilities	244	245	250

Commitments and contingent liabilities

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 215.6, 220.9 and 247.5 shares issued and outstanding	969	936	892
Retained earnings	181	201	1,025
Accumulated other comprehensive loss	(21)	(22)	(11)

Total shareholders’ equity	1,129	1,115	1,906

Total liabilities and shareholders’ equity	$5,809	$5,600	$5,566

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 32

NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

				Accumulated
				Other
				Comprehensive
	Common Stock		Retained	(Loss)
	Shares	Amount	Earnings	Earnings	Total

Balance at February 2, 2008	220.9	$936	$201	$(22)	$1,115

Net earnings	—	—	262	—	262
Other comprehensive earnings:
Amounts amortized into net periodic benefit cost, net of tax of ($1)	—	—	—	1	1

Comprehensive net earnings	—	—	—	—	263
Cash dividends paid ($0.32 per share)	—	—	(70)	—	(70)
Issuance of common stock for:
Stock option plans	0.5	10	—	—	10
Employee stock purchase plan	0.3	9	—	—	9
Stock-based compensation	—	14	—	—	14
Repurchase of common stock	(6.1)	—	(212)	—	(212)

Balance at August 2, 2008	215.6	$969	$181	$(21)	$1,129

				Accumulated
				Other
				Comprehensive
	Common Stock		Retained	(Loss)
	Shares	Amount	Earnings	Earnings	Total

Balance at February 3, 2007	257.3	$827	$1,351	$(9)	$2,169

Cumulative effect adjustment to adopt FIN 48	—	—	(3)	—	(3)

Adjusted Beginning Balance at February 3, 2007	257.3	$827	$1,348	$(9)	$2,166
Net earnings	—	—	337	—	337
Other comprehensive earnings (loss):
Foreign currency translation adjustment	—	—	—	1	1
Amounts amortized into net periodic benefit cost, net of tax of ($1)	—	—	—	2	2
Fair value adjustment to investment in asset backed securities, net of tax of $3	—	—	—	(5)	(5)

Comprehensive net earnings	—	—	—	—	335
Cash dividends paid ($0.27 per share)	—	—	(70)	—	(70)
Issuance of common stock for:
Stock option plans	1.4	40	—	—	40
Employee stock purchase plan	0.2	9	—	—	9
Other	—	3	—	—	3
Stock-based compensation	—	13	—	—	13
Repurchase of common stock	(11.4)	—	(590)	—	(590)

Balance at August 4, 2007	247.5	$892	$1,025	$(11)	$1,906

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 32

NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six Months Ended
	August 2, 2008	August 4, 2007
Operating Activities
Net earnings	$262	$337
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of buildings and equipment	146	137
Amortization of deferred property incentives and other, net	(20)	(21)
Stock-based compensation expense	15	14
Deferred income taxes, net	(30)	(27)
Tax benefit from stock-based payments	2	18
Excess tax benefit from stock-based payments	(2)	(17)
Provision for bad debt expense	56	42
Change in operating assets and liabilities:
Accounts receivable	(138)	(1,073)
Investment in asset backed securities	—	420
Merchandise inventories	(67)	(115)
Prepaid expenses	12	(9)
Other assets	(4)	(25)
Accounts payable	161	136
Accrued salaries, wages and related benefits	(42)	(114)
Other current liabilities	—	8
Income taxes payable	(35)	16
Deferred property incentives	57	26
Other liabilities	(2)	(1)

Net cash provided by (used in) operating activities	371	(248)

Investing Activities
Capital expenditures	(295)	(222)
Change in accounts receivable originated at third parties	(174)	(105)
Proceeds from sale of assets	—	12
Other, net	1	4

Net cash used in investing activities	(468)	(311)

Financing Activities
Proceeds from commercial paper	79	—
Proceeds from long-term borrowings	—	1,000
Principal payments on long-term borrowings	(3)	(152)
Increase in cash book overdrafts	44	102
Proceeds from exercise of stock options	7	22
Proceeds from employee stock purchase plan	9	9
Excess tax benefit from stock-based payments	2	17
Cash dividends paid	(70)	(70)
Repurchase of common stock	(238)	(590)
Other, net	1	(3)

Net cash (used in) provided by financing activities	(169)	335

Net decrease in cash and cash equivalents	(266)	(224)
Cash and cash equivalents at beginning of period	358	403

Cash and cash equivalents at end of period	$92	$179

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

6 of 32

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
Accounting Policies
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.
Our accounting policies in 2008 are consistent with those discussed in our 2007 Annual Report on Form 10-K, except as discussed below.
Fair Value Measurements
Effective February 3, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies whenever other accounting pronouncements require or permit fair value measurements. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements. Refer to Note 4: Fair Value Measurement for the required disclosures under SFAS 157.
Statement of Cash Flows Correction
Through our wholly owned federal savings bank, Nordstrom fsb, we offer a co-branded Nordstrom VISA credit card to our customers. On May 1, 2007, we combined the VISA program into our existing Nordstrom private label credit card securitization master trust, which is accounted for as a secured borrowing (on-balance sheet). The VISA program allows our customers the option of using the card for purchases of Nordstrom merchandise and services, as well as for purchases outside of Nordstrom. See additional disclosure related to our securitization of accounts receivable below and our accounts receivable in Note 2: Accounts Receivable.
Subsequent to the issuance of our 2007 Annual Report on Form 10-K, we determined that beginning in the second quarter of 2007, cash flows arising from VISA originations and repayments for sales outside of Nordstrom are more properly defined as an investing activity rather than an operating activity within our condensed consolidated statements of cash flows. As a result, net cash used in operating activities and net cash used in investing activities in the accompanying condensed consolidated statements of cash flows have been corrected from the amounts previously reported as follows:

	Six months ended
	August 4, 2007
	As
	previously	As
	reported	corrected

Operating Activities:
Change in accounts receivable	$(1,178)	$(1,073)
Net cash used in operating activities	(353)	(248)

Investing Activities:
Change in accounts receivable originated at third parties	—	(105)
Net cash used in investing activities	(206)	(311)

7 of 32

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
Securitization Program
On May 1, 2007, we converted our Nordstrom private label card and co-branded Nordstrom VISA credit card programs into one securitization program. Prior to the transaction, finance charges and other, net consisted primarily of finance charges and late fees generated by our Nordstrom private label cards, earnings from our investment in asset backed securities and securitization gains and losses, which were generated from the co-branded Nordstrom VISA credit card program. Included in finance charges and other, net for the six months ended August 4, 2007, was interest income of $21 and gain on sales of receivables and other income of $5. After the transaction, finance charges and other, net consists primarily of finance charges, late fees and interchange generated by our combined Nordstrom private label card and co-branded Nordstrom VISA credit card programs.

8 of 32

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 2: ACCOUNTS RECEIVABLE
The components of accounts receivable are as follows:

	August 2, 2008	February 2, 2008	August 4, 2007
Trade receivables:
Restricted	$1,994	$1,760	$1,614
Unrestricted	30	18	138
Allowance for doubtful accounts	(83)	(73)	(39)

Trade receivables, net	1,941	1,705	1,713
Other	104	83	90

Accounts receivable, net	$2,045	$1,788	$1,803

The following table summarizes the restricted trade receivables:

	August 2, 2008	February 2, 2008	August 4, 2007
Private label card receivables	$670	$630	$654
Co-branded Nordstrom VISA credit card receivables	1,324	1,130	960

Restricted trade receivables	$1,994	$1,760	$1,614

The restricted trade receivables secure our Series 2007-1 Notes, the Series 2007-2 Notes, and our unused variable funding note. As of August 2, 2008 and February 2, 2008, the restricted trade receivables related to substantially all of our Nordstrom private label card receivables and co-branded Nordstrom VISA credit card receivables. As of August 4, 2007, the restricted trade receivables related to substantially all of our Nordstrom private label card receivables and approximately 90% of the co-branded Nordstrom VISA credit card receivables.
The unrestricted trade receivables consist primarily of the remaining portion of our Nordstrom private label and co-branded Nordstrom VISA credit card receivables and accrued finance charges not yet allocated to customer accounts.
Other accounts receivable consist primarily of credit card receivables due from third-party financial institutions, vendor rebates and receivables related to our Façonnable Transition Services Agreement.

9 of 32

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 3: ASSETS HELD FOR SALE
In February 2007, we began to actively pursue the sale of our wholly-owned subsidiary Façonnable. During the second quarter of 2007, our Board of Directors approved the sale and we signed an agreement which closed in the third quarter of 2007. In accordance with the criteria outlined in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the assets and related liabilities of Façonnable were reclassified as assets and liabilities held for sale on the balance sheet as of August 4, 2007, and the major classes of assets and liabilities have been disclosed below.
The components of assets held for sale and the related liabilities as of August 4, 2007 were as follows:

August 4, 2007

Accounts receivable, net	$19
Merchandise inventories	42
Prepaid expenses and other	8

Total current assets	69
Land, buildings and equipment (net of accumulated depreciation of $45)	21
Goodwill, net	28
Acquired tradename, net	84
Other assets	27

Assets held for sale	$229

Accounts payable	$22
Accrued wages	6
Other current liabilities	8

Total current liabilities	36
Other long term liabilities	4

Liabilities related to assets held for sale	$40

NOTE 4: FAIR VALUE MEASUREMENT
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
     Level 1: Quoted market prices in active markets for identical assets or liabilities
     Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data
     Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions
We perform fair market valuations of certain assets and liabilities, including cash equivalents and an interest rate swap. The carrying amount of cash equivalents approximates fair value and is considered a Level 1 fair value measurement. As of August 2, 2008, the fair value and carrying amount of cash equivalents was $36. Our interest rate swap, which is considered a Level 2 fair value measurement, is valued based on open-market quotes for identical or comparable assets from reputable third-party brokers. As of August 2, 2008, the fair value and carrying amount of our interest rate swap was less than $1. We do not have any other material Level 2 or Level 3 assets or liabilities as of August 2, 2008. As of August 2, 2008, we had no material financial assets or liabilities measured on a non-recurring basis that required adjustments or write-downs.

10 of 32

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 5: LONG-TERM DEBT
During the second quarter, we adjusted the allocation of our available credit facilities, as discussed below, in order to minimize the cost of these facilities. These changes did not impact our total short-term credit capacity, which is consistent with the prior quarter at $900.
In May 2008, we exercised the $150 accordion feature on our existing revolving credit facility. This feature allowed us to increase our existing $500 unsecured line of credit to a $650 unsecured line of credit. Under the terms of the agreement, we continue to pay a variable rate of interest on the outstanding balance and a commitment fee based on our debt rating. The line of credit expires in November 2010, and contains restrictive covenants, which include maintaining a leverage ratio. As of August 2, 2008, we had no outstanding borrowings under this line of credit.
In June 2008, in connection with the increase of our unsecured line of credit, we increased our $500 commercial paper program to $650. Under this commercial paper program, we may issue commercial paper in an aggregate amount outstanding at any particular time not to exceed $650. This agreement allows us to use the proceeds to fund general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases. Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. The issuance of commercial paper has the effect, while it is outstanding, of reducing our borrowing capacity under the line of credit by an amount equal to the principle amount of the commercial paper. As of August 2, 2008, we had issued $79 in outstanding commercial paper. As of August 4, 2007, there were no outstanding issuances of commercial paper.
In connection with the changes to our unsecured line of credit and commercial paper program, we also reduced the capacity of our existing $300 variable funding facility (2007-A Variable Funding Note) to $150. Borrowings under the facility incur interest based upon the cost of commercial paper issued by the third-party bank conduit plus specified fees. As of August 2, 2008, we had no outstanding issuances against this facility. The facility can be cancelled or not renewed if our debt ratings fall below Standard and Poor’s BB+ rating or Moody’s Ba1 rating. As of September 10, 2008, our rating by Standard and Poor’s was A-, four grades above BB+, and by Moody’s was Baa1, three grades above Ba1.
NOTE 6: POST-RETIREMENT BENEFITS
Our Supplemental Executive Retirement Plan (“SERP”) provides retirement benefits to officers and selected employees. The SERP has different benefit levels depending on the participant’s role in the company. As of August 2, 2008 and August 4, 2007, there were 37 and 38 officers and selected employees eligible for the SERP benefits. The expense components of our SERP are as follows:

	Quarter Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Participant service cost	$—	$—	$1	$1
Interest cost	2	2	3	3
Amortization of net loss	—	1	1	2
Amortization of prior service cost	—	—	—	—

Total expense	$2	$3	$5	$6

11 of 32

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 7: STOCK COMPENSATION PLANS
Stock-based compensation expense before income tax benefit was recorded in our condensed consolidated statements of earnings as follows:

	Quarter Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Cost of sales and related buying and occupancy costs	$3	$3	$5	$5
Selling, general and administrative expenses	6	5	10	9

Total stock-based compensation expense before income tax benefit	$9	$8	$15	$14

Stock Options
As of August 2, 2008, we have options outstanding under two stock option plans, the 2004 Equity Incentive Plan and the 1997 Stock Option Plan (collectively, the “Nordstrom, Inc. Plans”). Options vest over periods ranging from four to eight years, and expire ten years after the date of grant. During the six months ended August 2, 2008, 2.2 options were granted, 0.5 options were exercised and 0.1 options were cancelled. During the six months ended August 4, 2007, 1.6 options were granted, 1.4 options were exercised, and 0.2 options were cancelled.
In the first quarter of fiscal 2008, stock option awards to employees were approved by the Compensation Committee of our Board of Directors and their exercise price was set at $38.02, the closing price of our common stock on February 28, 2008 (the date of grant). The awards vest over a four-year period and were determined based upon a percentage of the recipients’ base salary and the estimated fair value of the stock options, which was estimated using a Binomial Lattice option valuation model. During the six months ended August 2, 2008, we awarded stock options to 1,230 employees compared to 1,193 employees in the same period in 2007.
We used the following assumptions to estimate the fair value of stock options at the date of grant:

	2008	2007
Risk-free interest rate	2.0% - 4.3%	4.6% - 4.7%
Weighted average expected volatility	45.0%	35.0%
Weighted average expected dividend yield	1.3%	1.0%
Weighted average expected life in years	5.5	5.7
The weighted average fair value per option at the date of grant was $15 and $20 in 2008 and 2007. The following describes the significant assumptions used to estimate the fair value of options granted:
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

12 of 32

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 7: STOCK COMPENSATION PLANS (CONTINUED)
Performance Share Units
We grant performance share units to executive officers as one of the ways to align compensation with shareholder interests. Performance share units are payable in either cash or stock as elected by the employee; therefore they are classified as a liability award in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. Performance share units vest after a three-year performance period only when our total shareholder return (reflecting daily stock price appreciation and compound reinvestment of dividends) is positive and outperforms companies in a defined group of direct competitors determined by the Compensation Committee of our Board of Directors. The percentage of units that vest depends on our relative position at the end of the performance period and can range from 0% to 125% of the number of units granted.
The liability is remeasured and the appropriate earnings adjustment is taken at each fiscal quarter-end during the vesting period. The performance share unit liability is remeasured using the estimated vesting percentage multiplied by the closing market price of our common stock on the current period-end date and is pro-rated based on the amount of time passed in the vesting period. The price used to issue stock or cash for the performance share units upon vesting is the closing market price of our common stock on the vest date.
As of August 2, 2008, February 2, 2008 and August 4, 2007, our liabilities included $0, $3 and $5 for performance share units. For both the six months ended August 2, 2008 and August 4, 2007, stock-based compensation expense arising from performance share units was less than $1. As of August 2, 2008, we did not have any unrecognized stock-based compensation expense for non-vested performance share units. This position may change before the end of the performance period for the non-vested performance share units. At February 2, 2008, 113,743 units were unvested. During the six months ended August 2, 2008, 79,431 units were granted, no units vested and 6,209 units cancelled, resulting in an ending balance of 186,965 unvested units as of August 2, 2008.
The following table summarizes the information for performance share units that vested during the period:

Six Months Ended
	August 2, 2008	August 4, 2007
Number of performance share units vested	—	112,496
Total fair value of performance share units vested	—	$ 8
Total amount of performance share units settled for cash	—	$ 1
NOTE 8: EARNINGS PER SHARE
The computation of earnings per share is as follows:

	Quarter Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net earnings	$143	$180	$262	$337

Weighted average basic shares	216.5	251.0	217.6	254.5
Dilutive effect of stock options and performance share units	3.0	4.4	3.0	4.6

Weighted average diluted shares	219.5	255.4	220.6	259.1

Earnings per basic share	$0.66	$0.72	$1.21	$1.33
Earnings per diluted share	$0.65	$0.71	$1.19	$1.30

Antidilutive stock options and other	5.1	1.6	5.1	1.5

13 of 32

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 9: SEGMENT REPORTING
The following tables set forth the information for our reportable segments:

Quarter ended	Retail
August 2, 2008	Stores	Direct	Credit	Other	Total

Net sales	$2,179	$174	—	$(66)	$2,287
Net sales (decrease) increase	(3.4%)	14.6%	N/A	N/A	(4.3%)
Finance charges and other, net	—	—	$73	$1	$74
Earnings before interest and income taxes	$294	$43	$1	$(69)	$269
Interest expense, net	—	—	$(13)	$(21)	$(34)
Earnings before income taxes	$294	$43	$(12)	$(90)	$235
Earnings before income taxes as a percentage of net sales	13.5%	25.0%	N/A	N/A	10.3%

Quarter ended	Retail
August 4, 2007	Stores	Direct	Credit	Other	Total

Net sales	$2,256	$152	—	$(18)	$2,390
Net sales increase	6.0%	21.6%	N/A	N/A	5.2%
Finance charges and other, net	—	—	$64	$6	$70
Earnings before interest and income taxes	$343	$36	—	$(69)	$310
Interest expense, net	—	—	$(17)	—	$(17)
Earnings before income taxes	$343	$36	$(17)	$(69)	$293
Earnings before income taxes as a percentage of net sales	15.2%	24.0%	N/A	N/A	12.3%

Six Months ended	Retail
August 2, 2008	Stores	Direct	Credit	Other	Total

Net sales	$3,931	$323	—	$(88)	$4,166
Net sales (decrease) increase	(2.9%)	9.8%	N/A	N/A	(4.1%)
Finance charges and other, net	—	—	$144	$2	$146
Earnings before interest and income taxes	$540	$83	$12	$(139)	$496
Interest expense, net	—	—	$(26)	$(39)	$(65)
Earnings before income taxes	$540	$83	$(14)	$(178)	$431
Earnings before income taxes as a percentage of net sales	13.7%	25.8%	N/A	N/A	10.4%
Total assets	$2,760	$143	$2,029	$877	$5,809

Six Months ended	Retail
August 4, 2007	Stores	Direct	Credit	Other	Total

Net sales	$4,050	$294	—	—	$4,344
Net sales increase	7.1%	26.0%	N/A	N/A	7.0%
Finance charges and other, net	—	—	$115	$11	$126
Earnings before interest and income taxes	$628	$73	$8	$(138)	$571
Interest expense, net	—	—	$(28)	$4	$(24)
Earnings before income taxes	$628	$73	$(20)	$(134)	$547
Earnings before income taxes as a percentage of net sales	15.5%	24.6%	N/A	N/A	12.6%
Total assets	$2,530	$138	$1,792	$1,106	$5,566
The segment information for the quarter and six months ended August 4, 2007 has been adjusted from our 2007 Form 10-Q disclosures to reflect how we currently view our business. These adjustments include the 2008 view of interest expense between our Credit and Other segments and the 2008 view of our sales return reserve and other accounting adjustments between our Direct and Other segments. These changes do not impact the condensed consolidated statement of earnings.

14 of 32

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 10: SUPPLEMENTARY CASH FLOW INFORMATION

	Six Months Ended
	August 2, 2008	August 4, 2007
Cash paid during the period for:
Interest (net of capitalized interest)	$74	$31
Income taxes	$216	$202
NOTE 11: CONTINGENT LIABILITIES
We are involved in routine claims, proceedings and litigation arising from the normal course of our business. The results of these claims, proceedings and litigation cannot be predicted with certainty. However, we do not believe any such claim, proceeding or litigation, either alone or in aggregate, will have a material impact on our results of operations, financial position or cash flows.

15 of 32

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
FORWARD-LOOKING INFORMATION CAUTIONARY STATEMENT
Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including anticipated financial results, use of cash and liquidity, growth, store openings and trends in our operations. Actual future results and trends may differ materially from historical results or current expectations depending upon various factors including, but not limited to:
•	the impact of economic and market conditions and the resulting impact on consumer spending patterns

•	our ability to respond to the business environment and fashion trends

•	the competitive pricing environment within the retail sector

•	effective inventory management

•	the effectiveness of planned advertising, marketing and promotional campaigns

•	successful execution of our store growth strategy including the timely completion of construction associated with newly planned stores, relocations and remodels

•	our compliance with applicable banking and related laws and regulations impacting our ability to extend credit to our customers

•	our compliance with information security and privacy laws and regulations, employment laws and regulations and other laws and regulations applicable to the company

•	successful execution of our multi-channel strategy

•	our ability to safeguard our brand and reputation

•	efficient and proper allocation of our capital resources

•	successful execution of our technology strategy

•	trends in personal bankruptcies and bad debt write-offs

•	changes in interest rates

•	our ability to maintain our relationships with our employees and to effectively train and develop our future leaders

•	our ability to control costs

•	risks related to fluctuations in world currencies

•	weather conditions and hazards of nature that affect consumer traffic and consumers’ purchasing patterns

•	timing and amounts of share repurchases by the company
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

16 of 32

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (Dollar and share amounts in millions except per share and per square foot amounts)
RESULTS OF OPERATIONS
Overview

	Quarter Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net earnings	$143	$180	$262	$337
Net earnings as a percentage of net sales	6.3%	7.6%	6.3%	7.8%
Earnings per diluted share	$0.65	$0.71	$1.19	$1.30
The second quarter has historically been the second largest of the year for Nordstrom, with three of our five annual sale events held during this period. Earnings per diluted share decreased $0.06 to $0.65 for the quarter, and decreased $0.11 to $1.19 for the six months ended August 2, 2008, compared to the same periods in the prior year, mainly due to lower sales and lower merchandise margin rates, partially offset by lower selling, general and administrative expense and the impact of share repurchases. Key highlights include:
•	Total net sales decreased 4.3% for the quarter and 4.1% for the six months ended August 2, 2008 compared to the same periods in 2007. Total company same-store sales declined 6.0% for the quarter ended August 2, 2008, compared to a 5.9% same-store sales increase for the quarter ended August 4, 2007. Same-store sales decreased 6.2% for the six months ended August 2, 2008, compared to a 7.5% same-store sales increase for the same period last year. Although results in the full-line stores remained challenging, Rack and Direct delivered increases in same-store sales and net sales, respectively, for both the quarter and six months ended August 2, 2008. We have opened seven new full-line stores since the second quarter of 2007 and plan to open three new full-line stores and four Rack stores in the third quarter of 2008.

•	Gross profit as a percentage of net sales (gross profit rate) decreased 168 basis points for the quarter and 118 basis points for the six months ended August 2, 2008, driven by a combination of lower sales trends and higher markdowns. Although inventories remain in line with sales trends, the overall consumer demand continues to be soft and retailers are more promotional as a result.

•	Selling, general and administrative expenses decreased 5.0%, or $32, for the quarter and 1.8%, or $21, for the six months ended August 2, 2008, compared to the same periods ended August 4, 2007. The decrease was primarily due to reduced incentives tied to company performance and a continued focus on controlling expense in both periods, partially offset by higher bad debt expense.
Net Sales

	Quarter Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net sales	$2,287	$2,390	$4,166	$4,344
Net sales (decrease) increase	(4.3%)	5.2%	(4.1%)	7.0%
Total company same-store sales (decrease) increase	(6.0%)	5.9%	(6.2%)	7.5%
Total net sales decreased 4.3% for the quarter and 4.1% for the six months ended August 2, 2008, compared to the same periods in the prior year. These decreases were due to same-store sales declines for our full-line stores, partially offset by increases in same-store sales for our Rack and Direct channels, as well as the opening of seven new stores since August 4, 2007.
Our second quarter sale events are important contributors to our annual results. During the quarter, our full-line stores hold clearance sales with our Half-Yearly Sale for Women & Kids and our Half-Yearly Sale for Men. Our Anniversary Sale, held in July, is historically our biggest event of the year, offering new Fall-season merchandise at temporarily reduced prices before the season begins. Sale results during these events exhibited slight improvements over trends in non-event periods in the past quarter.
Same-store sales for our full-line stores decreased 9.0% for the quarter and 9.1% for the six months ended August 2, 2008. The largest same-store sales decreases in both periods came in women’s apparel and kids’ wear. Women’s apparel continues to experience a market-wide downturn. While we believe the current macro environment and fashion cycle partially contributed to these results, we continue to focus on our execution to improve our performance. Cosmetics, accessories and women’s shoes were the leading merchandise categories for the quarter, while cosmetics, accessories and designer apparel were the best performing merchandise categories year-to-date.

17 of 32

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (Dollar and share amounts in millions except per share and per square foot amounts)
Regionally, business was challenging in the state of California and the Mid-Atlantic states for the quarter and six months ended August 2, 2008. However, the South, Northwest and Midwest were regions with performance above the full-line same-store sales average for both the quarter and six months ended August 2, 2008.
Our Rack channel continued its multi-year run of strong sales increases with same-store sales increases of 6.3% for the quarter and 5.4% for the six months ended August 2, 2008. For the quarter, all divisions drove the growth, especially kids’ apparel and accessories. For the six months ended August 2, 2008, accessories and men’s apparel merchandise categories performed especially well. For both periods, all regions contributed to the strong sales results.
Our Direct channel delivered net sales increases of 14.6% for the quarter and 9.8% for the six months ended August 2, 2008. These results were led by the accessories, women’s and kids’ merchandise categories, which experienced strong growth for both periods with net sales increases above Direct’s average net sales increase.
Looking forward, we expect our total company same-store sales to be negative 4.0% to negative 6.0% for both the third quarter and the full year.
Gross Profit

	Quarter Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Gross profit	$799	$876	$1,499	$1,615
Gross profit rate	35.0%	36.6%	36.0%	37.2%

	Four Quarters Ended
	August 2, 2008	August 4, 2007
Average inventory per square foot	$51.90	$53.97
Inventory turnover rate (for the most recent four quarters)	5.09	5.06
Compared to the same periods last year, our gross profit rate deteriorated 168 basis points for the quarter and 118 basis points for the six months ended August 2, 2008. For both periods, this was driven primarily by a decrease in our merchandise margin rate as we utilized markdowns at our full-line stores to drive sales and clear inventory. All major merchandise categories contributed to these decreases. Buying and occupancy costs as a percentage of sales were consistent with prior year for both the quarter and year-to-date.
Our four-quarter average inventory turnover rate was relatively consistent with last year at 5.09 for the second quarter of 2008 compared to 5.06 for the second quarter of 2007.
Total average inventory per square foot for the four quarters ended August 2, 2008, decreased 3.8% compared to the four quarters ended August 4, 2007. The decline was primarily due to the sale of our Façonnable business in the third quarter of 2007 as well as our continued efforts to align inventory levels with lower sales expectations by controlling receipts and editing our merchandise offering to provide our customers with the most compelling fashion.
We expect gross profit to decrease by 110 to 140 basis points for the balance of the year.

18 of 32

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (Dollar and share amounts in millions except per share and per square foot amounts)
Selling, General and Administrative Expenses (SG&A)

	Quarter Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Selling, general and administrative expenses	$604	$636	$1,149	$1,170
SG&A rate	26.4%	26.6%	27.6%	26.9%
Selling, general and administrative expenses decreased 5%, or $32, compared to last year’s second quarter, primarily due to lower performance-related incentives and variable expenses as well as cost savings resulting from our focus on controlling fixed expenses, partially offset by increased bad debt expense and expenses related to our new stores. Since July 2007, we have increased our retail square footage by 5% due to the opening of seven full-line stores and one Rack store. Lower overall company performance led to a decrease in performance-related incentives. Additionally, in connection with lower sales, we experienced a reduction in variable costs related to selling labor. Due to these decreases in performance-related incentives and fixed costs, our SG&A rate improved 21 basis points for the second quarter compared to the prior year.
For the six months ended August 2, 2008, our SG&A dollars decreased $21 to $1,149 due to lower performance-related incentives and cost savings initiatives implemented in the first quarter, partially offset by increased bad debt expense and expenses related to our new stores opened since July 2007. Similar to the second quarter, we experienced a decrease in both performance-related incentives and variable selling costs. Our SG&A rate for the six months ended August 2, 2008 increased 65 basis points compared to the same period last year, mainly due to additional bad debt expense resulting from bringing the co-branded Nordstrom VISA credit card portfolio on-balance sheet on May 1, 2007. The rate increase due to bad debt expense was partially offset by the decrease in performance-related incentives and fixed costs discussed above.
We expect our SG&A rate to increase 30 to 65 basis points for the remainder of the year.
Finance Charges and Other, net

	Quarter Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Finance charges and other, net	$74	$70	$146	$126
Finance charges and other, net as a percentage of net sales	3.2%	2.9%	3.5%	2.9%
Finance charges and other, net were relatively flat for the quarter ended August 2, 2008 compared to the quarter ended August 4, 2007. While our average accounts receivable increased, the growth in our portfolio was offset by a decrease in average prime rate charged to our customers.
For the six months ended August 2, 2008, finance charges and other, net increased $20 from the same period in 2007, primarily due to our 2007 securitization transaction. Prior to May 1, 2007, the co-branded Nordstrom VISA credit card portfolio was “off-balance sheet” and income was recorded net of interest expense and write-offs. Beginning May 1, 2007, all of the finance charges and other income related to the portfolio have been recorded in finance charges and other, net. Accordingly, finance charges and other, net for the six months ended August 2, 2008 does not reflect write-offs or interest expense, which are now recorded in SG&A and Interest expense, net, respectively.
Interest Expense, net
Interest expense, net increased by $17 to $34 for the quarter ended August 2, 2008 compared to $17 for the same period in 2007. For the six months ended August 2, 2008, interest expense, net increased $41 to $65. The increase for both periods was primarily due to higher average debt levels resulting from our $1,000 debt offering in the fourth quarter of 2007. For the six months ended August 2, 2008, the increase was also due to the $850 securitization transaction in May 2007. For additional discussion of the recent changes to our capital structure, refer to our Adjusted Debt to EBITDAR disclosure on page 26.

19 of 32

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
Credit Card Contribution
The Nordstrom Credit card products are designed to grow retail sales and customer relationships by providing superior payment products, services and loyalty benefits. We believe these products and the related loyalty benefits have resulted in beneficial shifts in customer spending patterns and incremental sales. The following table illustrates a detailed view of our operational results of the Credit segment, consistent with the segment disclosure provided in the Notes to the Condensed Consolidated Financial Statements:

	Quarter Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Finance charges and other income[1]	$73	$71	$144	$122
Interest expense	(13)	(17)	(26)	(28)

Net credit card income	60	54	118	94

Bad debt expense[1]	(30)	(33)	(56)	(42)
Operational and marketing expense	(42)	(38)	(76)	(72)

Total expense	(72)	(71)	(132)	(114)

Credit card contribution to earnings before income taxes, as presented in segment disclosure	$(12)	$(17)	$(14)	$(20)

1In the second quarter of 2007, the one-time transitional charge-offs on the co-branded Nordstrom VISA credit card receivables of $7 are included in finance charges and other, net on our condensed consolidated statement of earnings. In the above disclosure this amount is included in bad debt expense rather than finance charges and other income. These charge-offs represent actual write-offs on the Nordstrom VISA credit card portfolio during the eight-month transitional period.
In order to view the total economic contribution of our credit card program, the following additional items need to be considered:
•	Off-balance sheet finance charges and other income, interest expense and bad debt expense: During the first quarter of 2007, we combined our Nordstrom private label card and co-branded Nordstrom VISA credit card programs into one securitization program. At that time the Nordstrom co-branded VISA credit card receivables were brought on-balance sheet. For comparability between years, off-balance sheet amounts are shown for additional finance charges and other income, interest expense and bad debt expense. This combined presentation mitigates the impact of the change in the securitization program.

•	Intercompany merchant fees and other: This represents the additional intercompany income of our credit business from the usage of our cards in the Retail and Direct segments. These amounts represent costs which would have been incurred by our Retail stores and our Direct segment if our customers used third-party cards.

20 of 32

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (Dollar and share amounts in millions except per share and per square foot amounts)
The following table illustrates total credit card contribution, including the items discussed above:

	Quarter Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Finance charges and other income (from page 20)	$73	$71	$144	$122
Off-balance sheet finance charges and other income	—	2	—	19
Intercompany merchant fees and other	15	15	25	24

Total finance charges and other income	88	88	169	165

Interest expense (from page 20)	(13)	(17)	(26)	(28)
Off-balance sheet interest expense	—	—	—	(6)

Total interest expense	(13)	(17)	(26)	(34)

Total net credit card income	75	71	143	131

Bad debt expense (from page 20)	(30)	(33)	(56)	(42)
Off-balance sheet bad debt expense	—	—	—	(7)

Total bad debt expense	(30)	(33)	(56)	(49)
Operational and marketing expense	(42)	(38)	(76)	(72)
Total expense	(72)	(71)	(132)	(121)

Total pre-tax credit card contribution	$3	$—	$11	$10

Interest expense decreased from $17 and $34 for the quarter and six months ended August 4, 2007 to $13 and $26 for the quarter and six months ended August 2, 2008, due to declining variable interest rates, partially offset by higher average borrowings.
Operational and marketing expense remained relatively constant at $42 and $76 for the quarter and six months ended August 2, 2008 compared to $38 and $72 for the quarter and six months ended August 4, 2007, due to our focus on controlling expenses.
Credit division expenses include a bad debt provision. Bad debt expense can be summarized as follows:

	Quarter Ended		Six Months Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Private label bad debt expense	$9	$9	$18	$16
VISA on-balance sheet bad debt expense	21	17	38	19
VISA off-balance sheet bad debt expense	—	—	—	7

Total bad debt in selling, general and administrative expense	30	26	56	42

Transitional charge-offs[1]	—	7	—	7

Total bad debt expense	30	33	56	49

1In the second quarter of 2007, the one-time transitional charge-offs on the co-branded Nordstrom VISA credit card receivables of $7 are included in finance charges and other, net on our condensed consolidated statement of earnings. In the above disclosure this amount is included in bad debt expense rather than finance charges and other income. These charge-offs represent actual write-offs on the Nordstrom VISA credit card portfolio during the eight-month transitional period.
During the second quarter of 2007, we incurred one-time transitional charge-offs on the co-branded VISA receivables of $7. Excluding these charge-offs, bad debt expense increased for the quarter and six months ended August 2, 2008 compared to the quarter and six months ended August 4, 2007, due to increased delinquencies and write-offs reflecting current consumer credit trends.

21 of 32

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (Dollar and share amounts in millions except per share and per square foot amounts)
The following table summarizes our accounts receivable and related metrics for the second quarter of 2008 and 2007:

	Second Quarter
	2008	2007
Average accounts receivable	$1,808	$1,549

Assumed ratio of debt financed	80%	80%
Estimated funding level	$1,446	$1,239

Net average accounts receivable investment	$362	$310

Credit card contribution, net of tax, as a percentage of net average accounts receivable investment[1]	3.2%	10.5%

Net write-offs as a percentage of average receivables[2]	4.3%	3.0%
Allowance as a percentage of accounts receivable	4.1%	2.2%
Delinquent balances over 30 days as a percentage of accounts receivable	2.5%	1.9%
1Based upon the trailing 12-month credit card contribution, net of tax
2Based upon the trailing 12-month net write-offs
The net accounts receivable investment metric represents our best estimate of the amount of capital funding for our credit card program that is financed by equity. As a means of minimizing the cost of capital for our credit card business, we believe it is important to maintain a capital structure similar to other financial institutions. We estimate the funding for our credit card receivables by using a mix of 80% debt and 20% equity, and have burdened the credit business with interest costs commensurate with that amount of debt. Based on our research, we have found that debt as a percentage of credit card receivables for other credit card companies ranges from 70% to 90%. We believe that debt equal to 80% of our credit card receivables is appropriate given our overall capital structure goal of maintaining adjusted debt to EBITDAR of roughly 2.0 times.
The decline in credit card contribution, net of tax, as a percentage of net average accounts receivable investment in the second quarter of 2008 was driven by increased bad debt expense and slower growth rates in finance charges and other income compared to growth rates in accounts receivable due to declining variable interest rates. While bad debt expense increased, our delinquency and write-off rates were among the lowest and increased at a lower rate compared to other major card issuers.
The bad debt allowance as a percent of on-balance sheet accounts receivable increased for the second quarter of 2008 compared to the second quarter of 2007, reflecting higher projected losses inherent in the current receivable portfolio. Additionally, beginning in the second quarter of 2007, the majority of our Nordstrom co-branded VISA credit card receivables were recorded at fair value on our balance sheet. However, the related allowance for these receivables was built up over the following eight months, consistent with the expected repayment patterns for these accounts.
Key growth metrics for the Credit business include:

	Growth Rates
	August 2, 2008	August 4, 2007
Credit volume[1]	10.2%	19.3%
Accounts receivable (combined portfolios) [2]	15.5%	18.7%
Finance charges and other income[1]	1.9%	20.6%
1For the six months ended August 2, 2008 and August 4, 2007 versus the corresponding period in the prior year.
2As of August 2, 2008 and August 4, 2007 versus the corresponding period in the prior year.
Growth in the volume and amount of credit transactions typically results in related growth in credit card receivables and, in turn, growth in finance charges and other income. Given the variable nature of rates charged to our customers, finance charges and other income have been adversely affected by a 2.95% reduction in the average prime rate from 8.25% for the six months ended August 4, 2007 to 5.30% for the six months ended August 2, 2008.

22 of 32

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
= NOPAT

We believe that ROIC is a useful financial measure for investors in evaluating our operating performance for the periods presented. When read in conjunction with our net earnings and total assets and compared to return on assets, it provides investors with a useful tool to evaluate our ongoing operations and our management of assets from period to period. In the past three years, we have incorporated ROIC into our key financial metrics, and since 2005 have used it as an executive incentive measure. Overall performance as measured by ROIC correlates directly to shareholders’ return over the long term. For the 12 fiscal months ended August 2, 2008, our ROIC decreased to 17.4% compared to 20.5% for the 12 months ended August 4, 2007. ROIC is not a measure of financial performance under United States GAAP and should not be considered a substitute for return on assets, net earnings or total assets as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies. See our ROIC reconciliation to GAAP below. The closest GAAP measure is return on assets, which decreased to 11.4% from 13.8% for the 12 months ended August 2, 2008 compared to the 12 months ended August 4, 2007.
Reconciliation

	12 months ended
	August 2, 2008	August 4, 2007
Net earnings	$640	$705
Add: income tax expense	417	442
Add: interest expense, net	115	43

Earnings before interest and income taxes	1,172	1,190

Add: rent expense	39	50
Less: estimated depreciation on capitalized operating leases[1]	(21)	(27)

Net operating profit	1,190	1,213

Estimated income tax expense	(471)	(467)

Net operating profit after tax	$719	$746

Average total assets[2]	$5,622	$5,101
Less: average non-interest-bearing current liabilities[3]	(1,491)	(1,492)
Less: average deferred property incentives[2]	(370)	(357)
Add: average estimated asset base of capitalized operating leases[4]	371	382

Average invested capital	$4,132	$3,634

Return on Assets	11.4%	13.8%
ROIC	17.4%	20.5%
1Depreciation based upon estimated asset base of capitalized operating leases as described in note 4 below.
2Based upon the trailing 12-month average.
3Based upon the trailing 12-month average for accounts payable, accrued salaries, wages and related benefits, other current liabilities and income taxes payable.
4Based upon the trailing 12-month average of the monthly asset base which is calculated as the trailing 12 months rent expense multiplied by 8.
Our ROIC decreased primarily due to a decrease in our earnings before interest and income taxes compared to the prior year as well as an increase in our average invested capital. The increase in average invested capital compared to the prior year is primarily due to the securitization transaction on May 1, 2007, which brought the entire portfolio of co-branded Nordstrom VISA credit card receivables on-balance sheet as of that date.

23 of 32

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (Dollar and share amounts in millions except per share and per square foot amounts)
LIQUIDITY AND CAPITAL RESOURCES
Overall for the first six months of 2008, cash and cash equivalents decreased by $266, primarily due to capital expenditures, share repurchases and changes in accounts receivable originated at third parties, partially offset by cash provided by operating activities. In the prior year, cash and cash equivalents decreased due to bringing the Nordstrom private label card and co-branded Nordstrom VISA credit card receivables into one on-balance sheet securitization program, capital expenditures, and share repurchases, partially offset by the $850 Series 2007-1 and 2007-2 Notes issued.
Operating Activities
Net cash provided by operating activities was $371 for the six months ended August 2, 2008, compared to net cash used in operating activities of $248 in the same period last year. In the prior year, cash used in operating activities was primarily due to the increase in accounts receivable as a result of the new on-balance sheet co-branded Nordstrom VISA credit card receivables, partially offset by the elimination of investment in asset backed securities.
Investing Activities
Net cash used in investing activities for the six months ended August 2, 2008 increased by $157 to $468 compared to the same period in 2007, primarily due to an increase in capital expenditures resulting from the timing of our new store openings and remodels. We are preparing to open three full-line stores: Thousand Oaks, Calif.; Indianapolis, Ind.; and Pittsburgh, Pa., in the third quarter of 2008. We also plan to relocate and open one new full-line store in Tacoma, Wash., and open four Racks: White Plains, N.Y.; Laguna Hills, Calif.; Naperville, Ill.; and Lyndhurst, Ohio in the third quarter.
Additionally, we experienced growth in our co-branded Nordstrom VISA credit card receivables related to purchases made by our customers for other than Nordstrom merchandise and services. During the six months ended August 2, 2008, our customers used $174 for third party purchases, using our co-branded Nordstrom VISA credit cards, compared to $105 in the same period last year. The co-branded Nordstrom VISA credit cards enable our customers to purchase at merchants outside of Nordstrom and accumulate points for our Nordstrom Fashion Rewards program. Through the Fashion RewardsTM program, customers may accumulate points which, upon reaching a cumulative purchase threshold, result in Nordstrom Notes®, which can be redeemed for goods or services in our stores. Participation in the Fashion Rewards program has resulted in beneficial shifts in customer spending patterns and incremental sales.
Financing Activities
Net cash used in financing activities was $169 for the six months ended August 2, 2008, compared to net cash provided by financing activities of $335 for the same period in 2007. The change was primarily due to cash inflows from the $850 in Notes issued during the securitization transaction in the prior year that did not recur in 2008, partially offset by a decrease in share repurchases in 2008 as compared to 2007.
During the second quarter, we adjusted the allocation of our available credit facilities, as discussed below, in order to minimize the cost of these facilities. These changes did not impact our total short-term credit capacity, which is consistent with the prior quarter at $900.
In May 2008, we exercised the $150 accordion feature on our existing revolving credit facility. This feature allowed us to increase our existing $500 unsecured line of credit to a $650 unsecured line of credit. Under the terms of the agreement, we continue to pay a variable rate of interest on any outstanding balance and a commitment fee based on our debt rating. The line of credit expires in November 2010, and contains restrictive covenants, which include maintaining a leverage ratio. As of August 2, 2008, we had no outstanding borrowings under this line of credit.
In June 2008, in connection with the increase of our unsecured line of credit, we increased our $500 commercial paper program to $650. Under this commercial paper program, we may issue commercial paper in an aggregate amount outstanding at any particular time not to exceed $650. This agreement allows us to use the proceeds to fund general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases. Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. The issuance of commercial paper has the effect, while it is outstanding, of reducing our borrowing capacity under the line of credit by an amount equal to the principle amount of the commercial paper. As of August 2, 2008, we had issued $79 in outstanding commercial paper. As of August 4, 2007, there were no outstanding issuances of commercial paper.

24 of 32

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (Dollar and share amounts in millions except per share and per square foot amounts)
In connection with the changes to our unsecured line of credit and commercial paper program, we also reduced the capacity of our existing $300 variable funding facility (2007-A Variable Funding Note) to $150. Borrowings under the facility incur interest based upon the cost of commercial paper issued by the third-party bank conduit plus specified fees. As of August 2, 2008, no issuances have been made against this facility. The facility can be cancelled or not renewed if our debt ratings fall below Standard and Poor’s BB+ rating or Moody’s Ba1 rating. As of September 10, 2008, our rating by Standard and Poor’s was A-, four grades above BB+, and by Moody’s was Baa1, three grades above Ba1.
Our reported results include $238 in share repurchases. In the first six months of 2008, we repurchased 6.1 shares of our common stock for an aggregate purchase price of $212, at an average price per share of $34.77. In addition, our results for the quarter include the settlement of $26 in repurchases initiated in the fourth quarter of 2007. In August 2007, our Board of Directors authorized a $1,500 share repurchase program and in November 2007 authorized an additional $1,000 for share repurchases bringing the total program to $2,500. The program will expire in August 2009. As of August 2, 2008, we had $1,151 in remaining capacity under our share repurchase program. The actual amount and timing of future share repurchases will be subject to market conditions and applicable Securities and Exchange Commission rules.
Contractual Obligations
There were no material changes in our contractual obligations as specified in Item 303(a)(5) of Regulation S-K during the six months ended August 2, 2008. For additional information regarding our contractual obligations as of February 2, 2008, see Management’s Discussion and Analysis section of the 2007 Form 10-K.
Liquidity
We maintain a level of liquidity to allow us to cover our seasonal cash needs. We believe that our operating cash flows and available credit facilities are sufficient to finance our cash requirements for the next 12 months.
Over the long term, we manage our cash and capital structure to maximize shareholder return by minimizing our cost of capital, while maintaining our financial position and flexibility for future strategic initiatives. We continuously assess our debt and leverage levels, capital expenditure requirements, principal debt payments, dividend payouts, potential share repurchases and future investments or acquisitions. We believe our operating cash flows and available credit facilities, as well as any potential future borrowing facilities will be sufficient to fund future payments and potential long-term initiatives.

25 of 32

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued) (Dollar and share amounts in millions except per share and per square foot amounts)
Adjusted Debt to EBITDAR (Non-GAAP financial measure)
We define Adjusted Debt to Earnings before Interest, Income Taxes, Depreciation, Amortization and Rent (“EBITDAR”) as follows:

Adjusted Debt to	Adjusted Debt
EBITDAR =	Earnings before Interest, Income Taxes, Depreciation,
Amortization and Rent (EBITDAR)

Numerator = Adjusted Debt	Denominator = EBITDAR
Debt	Net Earnings
+ Rent expense x 8	+ Income tax expense

= Adjusted Debt	+ Interest expense, net

+ Depreciation and amortization of buildings and equipment
+ Rent expense

= EBITDAR

Beginning in 2007, we have incorporated Adjusted Debt to EBITDAR into our key financial metrics and believe that our debt levels are best analyzed using this measure. Our goal is to manage debt levels at approximately 2.0 times Adjusted Debt to EBITDAR, which we believe will help us maintain our current credit ratings as well as operate with an efficient capital structure for our size, growth plans and industry. Our current credit ratings are important to maintaining access to a variety of short-term and long-term sources of funding, and we rely on these funding sources to continue to grow our business. We believe a higher target (e.g. 2.5 times), among other factors, could result in rating agency downgrades. In contrast, we believe a lower target (e.g. 1.5 times) would result in a higher cost of capital and could negatively impact shareholder returns. As of August 2, 2008, our Adjusted Debt to EBITDAR was 1.9 compared to 1.2 at the same period in 2007. The increase was primarily the result of the $988 of notes, net of discount, issued in the fourth quarter of 2007 and $79 of commercial paper issued in the second quarter of 2008.
Adjusted Debt to EBITDAR is not a measure of financial performance under GAAP and should not be considered a substitute for debt to net earnings, net earnings or debt as determined in accordance with GAAP. In addition, Adjusted Debt to EBITDAR does have limitations:
•	Adjusted Debt is our best estimate of the total company debt we would incur if we had purchased the property associated with our operating leases.

•	EBITDAR does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments, including leases, or the cash requirements necessary to service interest or principal payments on our debt.

•	Other companies in our industry may calculate Adjusted Debt to EBITDAR differently than we do, limiting its usefulness as a comparative measure.
To compensate for these limitations, we analyze Adjusted Debt to EBITDAR in conjunction with other GAAP financial and performance measures impacting liquidity, including operating cash flows, capital spending and net earnings (see our Adjusted Debt to EBITDAR reconciliation to GAAP below). The closest GAAP measure is debt to net earnings, which was 4.0 and 2.1 for the second quarter of 2008 and 2007, respectively.

Reconciliation
	2008[1]	2007[1]
Debt[2]	$2,573	$1,500
Add: rent expense x 8[3]	313	403

Adjusted Debt	$2,886	$1,903

Net earnings	640	705
Add: income tax expense	417	442
Add: interest expense, net	115	43

Earnings before interest and income taxes	1,172	1,190

Add: depreciation and amortization of buildings and equipment	278	283
Add: rent expense[4]	39	50

EBITDAR	$1,489	$1,523

Debt to Net Earnings	4.0	2.1
Adjusted Debt to EBITDAR	1.9	1.2
1The components of adjusted debt are as of August 2, 2008 and August 4, 2007, while the components of EBITDAR are for the 12 months ended August 2, 2008 and August 4, 2007.
2 Debt as of August 2, 2008 includes $79 of commercial paper outstanding. There was no commercial paper outstanding as of August 4, 2007.
3 The multiple of eight times rent expense used to calculate adjusted debt is our best estimate of the debt we would record for our leases which are classified as operating, if they had met criteria for a capital lease, or if we had purchased the property.
4 The decrease in rent expense is due to the sale of our Façonnable business in the third quarter of 2007.

26 of 32

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
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Presenting Fairly in Conformity with Generally Accepted Accounting Principles.” We are assessing the impact of the adoption of SFAS 162 and believe there will be no material impact on our consolidated financial statements.

27 of 32

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

28 of 32

PART II – OTHER INFORMATION
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
(Dollar and share amounts in millions, except per share amounts)

			Total Number of	Maximum Number (or
	Total Number	Average	Shares (or Units)	Approximate Dollar Value)
	of Shares	Price Paid	Purchased as Part of	of Shares (or Units) that May
	(or Units	Per Share	Publicly Announced	Yet Be Purchased Under
	Purchased)	(or Unit)	Plans or Programs	the Plans or Programs[1]
May 2008 (May 4, 2008 to May 31, 2008)	0.1	$34.37	0.1	$1,196

June 2008 (June 1, 2008 to July 5, 2008)	1.0	$33.13	1.0	$1,162

July 2008 (July 6, 2008 to August 2, 2008)	0.4	$29.60	0.4	$1,151

Total	1.5	$32.42	1.5

1In the first six months of 2008, we repurchased 6.1 shares of our common stock for an aggregate purchase price of $212 (an average price per share of $34.77). In August 2007, our Board of Directors authorized a $1,500 share repurchase program and in November 2007 authorized an additional $1,000 for share repurchases bringing the total authorization under the program to $2,500. The program will expire in August 2009. The actual amount and timing of future share repurchases will be subject to market conditions and applicable Securities and Exchange Commission rules.

Item 4. Submission of Matters to a Vote of Security Holders (Amounts in millions).
We held our Annual Shareholders Meeting on May 20, 2008 at which time our shareholders elected our nine directors for the term of one year and ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm. The results of the voting were as follows:
(1) Election of Directors

Name of Candidate	For	Against	Abstain
Phyllis J. Campbell	195.3	0.4	1.3
Enrique Hernandez, Jr.	191.5	4.2	1.3
Jeanne P. Jackson	195.1	0.6	1.3
Robert G. Miller	195.1	0.6	1.3
Blake W. Nordstrom	191.4	4.4	1.2
Erik B. Nordstrom	191.3	4.5	1.2
Peter E. Nordstrom	191.3	4.5	1.2
Philip G. Satre	194.3	1.4	1.3
Alison A. Winter	195.2	0.5	1.3
     There were no broker non-votes.
(2) Ratification of the Appointment of Independent Registered Public Accounting Firm
     The vote was 192.6 for, 3.1 against, and there were 1.3 abstentions. There were no broker non-votes.

29 of 32

Item 6. Exhibits
Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on page 32 hereof.

30 of 32

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC. (Registrant)
/s/ Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer (Principal Financial Officer) Date: September 10, 2008

31 of 32

NORDSTROM, INC. AND SUBSIDIARIES
Exhibit Index

Exhibit		Method of Filing

10.1	Notice of Exercise of Accordion on Revolving Credit Facility Agreement dated May 13, 2008	Filed herewith electronically

31.1	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

32 of 32