Form 10-Q
period 2008-11-01
NORDSTROM INC
filed 2008-12-09
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2008
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Common stock outstanding as of November 29, 2008: 215,387,204 shares of common stock

1 of 32

NORDSTROM, INC. AND SUBSIDIARIES

2 of 32

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts and percentages)
(Unaudited)

	Quarter Ended		Nine Months Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net sales	$1,805	$1,970	$5,971	$6,314
Cost of sales and related buying and occupancy costs	(1,185)	(1,228)	(3,852)	(3,957)

Gross profit	620	742	2,119	2,357
Selling, general and administrative expenses	(567)	(553)	(1,716)	(1,723)
Finance charges and other, net	74	69	220	195
Gain on sale of Façonnable	—	34	—	34

Earnings before interest and income taxes	127	292	623	863
Interest expense, net	(33)	(20)	(98)	(44)

Earnings before income taxes	94	272	525	819
Income tax expense	(23)	(106)	(192)	(316)

Net earnings	$71	$166	$333	$503

Earnings per basic share	$0.33	$0.69	$1.54	$2.01
Earnings per diluted share	$0.33	$0.68	$1.52	$1.98

Basic shares	215.6	241.5	216.9	250.2
Diluted shares	218.1	245.3	219.8	254.5

(% of Net Sales)	Quarter Ended		Nine Months Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and related buying and occupancy costs	(65.7%)	(62.3%)	(64.5%)	(62.7%)

Gross profit	34.3%	37.7%	35.5%	37.3%
Selling, general and administrative expenses	(31.4%)	(28.0%)	(28.7%)	(27.3%)
Finance charges and other, net	4.1%	3.5%	3.7%	3.1%
Gain on sale of Façonnable	0.0%	1.7%	0.0%	0.5%

Earnings before interest and income taxes	7.1%	14.8%	10.4%	13.7%
Interest expense, net	(1.9%)	(1.0%)	(1.6%)	(0.7%)

Earnings before income taxes	5.2%	13.8%	8.8%	13.0%
Income tax expense (as a percentage of earnings before income taxes)	(24.3%)	(39.0%)	(36.6%)	(38.5%)

Net earnings	3.9%	8.4%	5.6%	8.0%

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 32

NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	November 1, 2008	February 2, 2008	November 3, 2007
Assets
Current assets:
Cash and cash equivalents	$68	$358	$108
Accounts receivable, net	1,918	1,788	1,734
Merchandise inventories	1,278	956	1,242
Current deferred tax assets, net	196	181	190
Prepaid expenses and other	100	78	69

Total current assets	3,560	3,361	3,343

Land, buildings and equipment, net	2,215	1,983	1,910
Goodwill	53	53	53
Other assets	236	203	181

Total assets	$6,064	$5,600	$5,487

Liabilities and Shareholders’ Equity
Current liabilities:
Commercial paper	$102	$—	$91
Accounts payable	805	556	738
Accrued salaries, wages and related benefits	202	268	266
Other current liabilities	503	550	480
Current portion of long-term debt	425	261	209

Total current liabilities	2,037	1,635	1,784

Long-term debt, net	2,215	2,236	1,791
Deferred property incentives, net	417	369	355
Other liabilities	233	245	249

Commitments and contingent liabilities

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 215.4, 220.9 and 232.0 shares issued and outstanding	990	936	927
Retained earnings	192	201	408
Accumulated other comprehensive loss	(20)	(22)	(27)

Total shareholders’ equity	1,162	1,115	1,308

Total liabilities and shareholders’ equity	$6,064	$5,600	$5,487

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 32

NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

				Accumulated
				Other
				Comprehensive
	Common Stock		Retained	(Loss)
	Shares	Amount	Earnings	Earnings	Total

Balance at February 2, 2008	220.9	$936	$201	$(22)	$1,115

Net earnings	—	—	333	—	333
Other comprehensive earnings:
Amounts amortized into net periodic benefit cost, net of tax of ($1)	—	—	—	2	2

Comprehensive net earnings	—	—	—	—	335
Cash dividends paid ($0.48 per share)	—	—	(104)	—	(104)
Issuance of common stock for:
Stock option plans	0.8	17	—	—	17
Employee stock purchase plan	0.6	16	—	—	16
Stock-based compensation	—	21	—	—	21
Repurchase of common stock	(6.9)	—	(238)	—	(238)

Balance at November 1, 2008	215.4	$990	$192	$(20)	$1,162

				Accumulated
				Other
				Comprehensive
	Common Stock		Retained	(Loss)
	Shares	Amount	Earnings	Earnings	Total

Balance at February 3, 2007	257.3	$827	$1,351	$(9)	$2,169

Cumulative effect adjustment to adopt FIN 48	—	—	(3)	—	(3)

Adjusted Beginning Balance at February 3, 2007	257.3	$827	$1,348	$(9)	$2,166
Net earnings	—	—	503	—	503
Other comprehensive earnings (loss):
Foreign currency translation adjustment	—	—	—	(15)	(15)
Amounts amortized into net periodic benefit cost, net of tax of ($1)	—	—	—	2	2
Fair value adjustment to investment in asset backed securities, net of tax of $3	—	—	—	(5)	(5)

Comprehensive net earnings	—	—	—	—	485
Cash dividends paid ($0.405 per share)	—	—	(103)	—	(103)
Issuance of common stock for:
Stock option plans	2.1	59	—	—	59
Employee stock purchase plan	0.4	17	—	—	17
Other	—	4	—	—	4
Stock-based compensation	—	20	—	—	20
Repurchase of common stock	(27.8)	—	(1,340)	—	(1,340)

Balance at November 3, 2007	232.0	$927	$408	$(27)	$1,308

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 32

NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine Months Ended
	November 1, 2008	November 3, 2007
Operating Activities
Net earnings	$333	$503
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization of buildings and equipment	222	203
Gain on sale of Façonnable	—	(34)
Amortization of deferred property incentives and other, net	(30)	(30)
Stock-based compensation expense	21	21
Deferred income taxes, net	(59)	(33)
Tax benefit from stock-based payments	4	27
Excess tax benefit from stock-based payments	(4)	(25)
Provision for bad debt expense	106	71
Change in operating assets and liabilities:
Accounts receivable	(62)	(1,041)
Investment in asset backed securities	—	420
Merchandise inventories	(301)	(283)
Prepaid expenses	9	(10)
Other assets	9	(28)
Accounts payable	280	131
Accrued salaries, wages and related benefits	(66)	(67)
Income taxes	(91)	(22)
Deferred property incentives	87	42
Other liabilities	(4)	2

Net cash provided by (used in) operating activities	454	(153)

Investing Activities
Capital expenditures	(439)	(358)
Change in accounts receivable originated at third parties	(171)	(102)
Proceeds from sale of Façonnable	—	216
Proceeds from sale of assets	1	12
Other, net	1	3

Net cash used in investing activities	(608)	(229)

Financing Activities
Proceeds from commercial paper	102	91
Proceeds from long-term borrowings	150	1,522
Principal payments on long-term borrowings	(8)	(177)
(Decrease) increase in cash book overdrafts	(45)	23
Proceeds from exercise of stock options	13	32
Proceeds from employee stock purchase plan	16	17
Excess tax benefit from stock-based payments	4	25
Cash dividends paid	(104)	(103)
Repurchase of common stock	(264)	(1,340)
Other, net	—	(3)

Net cash (used in) provided by financing activities	(136)	87

Net decrease in cash and cash equivalents	(290)	(295)
Cash and cash equivalents at beginning of period	358	403

Cash and cash equivalents at end of period	$68	$108

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

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

	Nine months ended
	November 3, 2007
	As
	previously	As
	reported	corrected

Operating Activities:
Change in accounts receivable	$(1,143)	$(1,041)
Net cash used in operating activities	(255)	(153)

Investing Activities:
Change in accounts receivable originated at third parties	—	(102)
Net cash used in investing activities	(127)	(229)

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
Also in December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for a noncontrolling interest (minority interest) in a subsidiary, provides guidance on the accounting for and reporting of the deconsolidation of a subsidiary, and increases transparency through expanded disclosures. Specifically, SFAS 160 requires the recognition of a minority interest as equity in the consolidated financial statements and separate from the parent company’s equity. It also requires consolidated net earnings in the consolidated statement of earnings to include the amount of net earnings attributable to minority interest. This statement will be effective for Nordstrom as of the beginning of fiscal year 2009. Early adoption is not permitted. We are presently evaluating the impact of the adoption of SFAS 160 and believe there will be no material impact on our consolidated financial statements.
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
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. This statement will be effective for Nordstrom as of the beginning of fiscal year 2009. We are currently evaluating the impact of the adoption of SFAS 161.
Securitization Program
On May 1, 2007, we converted our Nordstrom private label card and co-branded Nordstrom VISA credit card programs into one securitization program. Prior to the transaction, finance charges and other, net consisted primarily of finance charges and late fees generated by our Nordstrom private label cards, earnings from our investment in asset backed securities and securitization gains and losses, which were generated from the co-branded Nordstrom VISA credit card program. Included in finance charges and other, net for the nine months ended November 3, 2007, was interest income of $21 and gain on sales of receivables and other income of $5. After the transaction, finance charges and other, net consists primarily of finance charges, late fees and interchange generated by our combined Nordstrom private label card and co-branded Nordstrom VISA credit card programs.

8 of 32

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 2: ACCOUNTS RECEIVABLE
The components of accounts receivable are as follows:

	November 1, 2008	February 2, 2008	November 3, 2007
Trade receivables:
Restricted	$1,919	$1,760	$1,665
Unrestricted	26	18	30
Allowance for doubtful accounts	(105)	(73)	(54)

Trade receivables, net	1,840	1,705	1,641
Other	78	83	93

Accounts receivable, net	$1,918	$1,788	$1,734

The following table summarizes the restricted trade receivables:

	November 1, 2008	February 2, 2008	November 3, 2007
Private label card receivables	$615	$630	$605
Co-branded Nordstrom VISA credit card receivables	1,304	1,130	1,060

Restricted trade receivables	$1,919	$1,760	$1,665

The restricted trade receivables secure our Series 2007-1 Notes, the Series 2007-2 Notes, and our two variable funding notes. The restricted trade receivables relate to substantially all of our Nordstrom private label card receivables and co-branded Nordstrom VISA credit card receivables.
The unrestricted trade receivables consist primarily of the remaining portion of our Nordstrom private label and co-branded Nordstrom VISA credit card receivables and accrued finance charges not yet allocated to customer accounts.
Other accounts receivable consist primarily of credit card receivables due from third-party financial institutions, vendor claims and receivables related to our Façonnable Transition Services Agreement.
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
Level 1: Quoted market prices in active markets for identical assets or liabilities
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions
We perform fair market valuations of certain assets and liabilities, including cash equivalents and an interest rate swap. The carrying amount of cash equivalents approximates fair value and is considered a Level 1 fair value measurement. As of November 1, 2008, the fair value and carrying amount of cash equivalents was $27. Our interest rate swap, which is considered a Level 2 fair value measurement, is valued based on open-market quotes for identical or comparable assets from reputable third-party brokers. As of November 1, 2008, the fair value and carrying amount of our interest rate swap was less than $1. We do not have any other material Level 2 or Level 3 financial assets or liabilities as of November 1, 2008. As of November 1, 2008, we had no material financial assets or liabilities measured on a non-recurring basis that required adjustments or write-downs.

9 of 32

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 4: INCOME TAXES
We file income tax returns in the U.S. federal and various state jurisdictions. We are no longer subject to any significant U.S. federal, state and local, or non-U.S. income tax examinations for the years before 2002. During 2008, the IRS completed its routine examinations of our U.S. federal filings for the years 2002 through 2006. As a result of adjustments identified in the IRS examinations and related revisions of our estimates, we increased our deferred tax assets, specifically related to land, building and equipment, which also resulted in a significant reduction in our effective tax rate for the quarter. Also during the third quarter of 2008, our effective tax rate was impacted by an adjustment related to investment valuation.
A reconciliation of the statutory Federal income tax rate to the effective tax rate on earnings before income taxes are as follows:

	Quarter ended	Nine months ended
	November 1, 2008	November 1, 2008
Statutory rate	35.0%	35.0%
State and local income taxes, net of federal income taxes	3.4	3.4
Deferred tax adjustment	(20.2)	(3.6)
Investment valuation adjustment	5.6	1.0
Other, net	0.5	0.8

Effective tax rate	24.3%	36.6%

NOTE 5: DEBT
As of November 1, 2008, we had total short-term borrowing capacity available for general corporate purposes of $800. Of this total, we had $650 under our commercial paper program, which is backed by our unsecured line of credit. As of November 1, 2008 and November 3, 2007, we had $102 and $392, respectively, in outstanding issuances of commercial paper. As of November 1, 2008 and November 3, 2007, we had no outstanding borrowings under our line of credit. The remaining $150 in short-term capacity as of November 1, 2008 was available under a Variable Funding Note facility (“2007-A VFN”). As of November 1, 2008, we had $150 outstanding issuances against this facility, which is classified in the current portion of long-term debt on our consolidated balance sheet.
Subsequent to the end of our third quarter, we increased the capacity on our 2007-A VFN to $300, which increased our total short-term borrowing capacity to $950. See Note 12: Subsequent Event for additional details.
In the second quarter of 2008, we adjusted the mix of our $800 short-term borrowing capacity, by exercising the $150 accordion feature on our existing revolving credit facility and reducing our 2007-A VFN from $300 to $150. The accordion feature allowed us to increase our existing $500 unsecured line of credit to $650. In conjunction with the increase of our unsecured line of credit, we also increased our $500 commercial paper program to $650.
Our short-term borrowing facilities include restrictive covenants. The line of credit expires in November 2010 and requires that we maintain a leverage ratio of approximately four times adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”). The 2007-A VFN matures in November 2009 and can be cancelled if our debt ratings fall below Standard and Poor’s BB+ rating or Moody’s Ba1 rating. As of December 8, 2008, our rating by Standard and Poor’s was A-, four grades above BB+, and by Moody’s was Baa1, three grades above Ba1.
Our wholly owned federal savings bank, Nordstrom fsb, also maintains a variable funding facility with a short-term credit capacity of $100. This facility is available, if needed, to provide liquidity support to Nordstrom fsb. As of November 1, 2008 and November 3, 2007, Nordstrom fsb had no outstanding borrowings under this facility.
As of November 1, 2008 and November 3, 2007, we had $425 and $209, respectively, classified as current portion of long-term debt in our condensed consolidated balance sheets. As of November 1, 2008, this balance was primarily comprised of $250 related to our senior notes due in January 2009, as well as the $150 in outstanding issuances against our 2007-A VFN. As of November 3, 2007, current portion of long-term debt consisted primarily of $200 in outstanding issuances against our 2007-A VFN.

10 of 32

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 6: POST-RETIREMENT BENEFITS
Our Supplemental Executive Retirement Plan (“SERP”) provides retirement benefits to officers and selected employees. The SERP has different benefit levels depending on the participant’s role in the company. As of November 1, 2008 and November 3, 2007, there were 33 and 38 officers and selected employees eligible for the SERP benefits. The expense components of our SERP are as follows:

	Quarter Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Participant service cost	$1	$1	$2	$2
Interest cost	1	1	4	4
Amortization of net loss	1	—	2	2
Amortization of prior service cost	—	1	—	1

Total expense	$3	$3	$8	$9

NOTE 7: STOCK COMPENSATION PLANS
Stock-based compensation expense before income tax benefit was recorded in our condensed consolidated statements of earnings as follows:

	Quarter Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Cost of sales and related buying and occupancy costs	$2	$3	$7	$8
Selling, general and administrative expenses	4	4	14	13

Total stock-based compensation expense before income tax benefit	$6	$7	$21	$21

Stock Options
As of November 1, 2008, we have options outstanding under two stock option plans, the 2004 Equity Incentive Plan and the 1997 Stock Option Plan (collectively, the “Nordstrom, Inc. Plans”). Options vest over periods ranging from four to eight years, and expire ten years after the date of grant. During the nine months ended November 1, 2008, 2.2 options were granted, 0.8 options were exercised and 0.5 options were cancelled. During the nine months ended November 3, 2007, 1.6 options were granted, 2.1 options were exercised and 0.3 options were cancelled.
In the first quarter of fiscal 2008, stock option awards to employees were approved by the Compensation Committee of our Board of Directors and their exercise price was set at $38.02, the closing price of our common stock on February 28, 2008 (the date of grant). The awards vest over a four-year period and were determined based upon a percentage of the recipients’ base salary and the estimated fair value of the stock options, which was estimated using a Binomial Lattice option valuation model. During the nine months ended November 1, 2008, we awarded stock options to 1,230 employees compared to 1,195 employees in the same period in 2007.
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
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 7: STOCK COMPENSATION PLANS (CONTINUED)
The weighted average fair value per option at the date of grant was $15 and $20 in 2008 and 2007. The following describes the significant assumptions used to estimate the fair value of options granted:
•	Risk-free interest rate: The risk-free interest rate represents the yield on U.S. Treasury zero-coupon securities that mature over the 10-year life of the stock options.

•	Expected volatility: The expected volatility is based on a combination of the historical volatility of our common stock and the implied volatility of exchange traded options for our common stock.

•	Expected dividend yield: The expected dividend yield is our forecasted dividend yield for the next ten years.

•	Expected life in years: The expected life represents the estimated period of time until option exercise. The expected term of options granted was derived from the output of the Binomial Lattice option valuation model and was based on our historical exercise behavior, taking into consideration the contractual term of the option and our employees’ expected exercise and post-vesting employment termination behavior.
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
As of November 1, 2008, February 2, 2008 and November 3, 2007, our liabilities included $0, $3 and $4 for performance share units. For each of the nine month periods ended November 1, 2008 and November 3, 2007, stock-based compensation expense/income arising from performance share units was less than $1. As of November 1, 2008, we did not have any unrecognized stock-based compensation expense for non-vested performance share units as we had a negative total shareholder return for all outstanding performance periods. This position may change before the end of the performance period for the non-vested performance share units. At February 2, 2008, 113,743 units were unvested. During the nine months ended November 1, 2008, 79,504 units were granted, no units vested and 18,852 units cancelled, resulting in an ending balance of 174,395 unvested units as of November 1, 2008.
The following table summarizes the information for performance share units that vested during the period:

	Nine Months Ended
	November 1, 2008	November 3, 2007
Number of performance share units vested	—	112,496
Total fair value of performance share units vested	—	$8
Total amount of performance share units settled for cash	—	$1

12 of 32

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 8: EARNINGS PER SHARE
The computation of earnings per share is as follows:

	Quarter Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net earnings	$71	$166	$333	$503

Weighted average basic shares	215.6	241.5	216.9	250.2
Dilutive effect of stock options and performance share units	2.5	3.8	2.9	4.3

Weighted average diluted shares	218.1	245.3	219.8	254.5

Earnings per basic share	$0.33	$0.69	$1.54	$2.01
Earnings per diluted share	$0.33	$0.68	$1.52	$1.98

Antidilutive stock options and other	5.1	2.8	5.1	1.6

13 of 32

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 9: SEGMENT REPORTING
We aggregate our full-line, Rack and Jeffrey stores into the Retail Stores segment and report Direct as a separate segment. The Credit segment earns finance charges and late fee income through operation of the Nordstrom private label and co-branded Nordstrom VISA credit cards. The Other segment includes our product development group, which coordinates the design and production of private label merchandise sold in our retail stores, and our distribution network. This segment also includes our corporate center operations. During the time that we owned them, this segment also included the operations of our Façonnable stores. The following tables set forth the information for our reportable segments:

Quarter ended	Retail
November 1, 2008	Stores	Direct	Credit	Other	Total

Net sales	$1,632	$158	—	$15	$1,805
Net sales (decrease) increase	(8.7%)	8.5%	N/A	N/A	(8.4%)
Finance charges and other, net	—	—	$74	—	$74
Earnings before interest and income taxes	$162	$41	$(14)	$(62)	$127
Interest expense, net	—	—	$(13)	$(20)	$(33)
Earnings before income taxes	$162	$41	$(27)	$(82)	$94
Earnings before income taxes as a percentage of net sales	9.9%	25.9%	N/A	N/A	5.2%

Quarter ended	Retail
November 3, 2007	Stores	Direct	Credit	Other	Total

Net sales	$1,788	$146	—	$36	$1,970
Net sales increase	4.4%	12.5%	N/A	N/A	5.3%
Finance charges and other, net	—	—	$66	$3	$69
Earnings before interest and income taxes	$270	$39	$14	$(31)	$292
Interest expense, net	—	—	$(18)	$(2)	$(20)
Earnings before income taxes	$270	$39	$(4)	$(33)	$272
Earnings before income taxes as a percentage of net sales	15.1%	27.3%	N/A	N/A	13.8%

Nine Months ended	Retail
November 1, 2008	Stores	Direct	Credit	Other	Total

Net sales	$5,563	$481	—	$(73)	$5,971
Net sales (decrease) increase	(4.7%)	9.3%	N/A	N/A	(5.4%)
Finance charges and other, net	—	—	$218	$2	$220
Earnings before interest and income taxes	$702	$124	$(2)	$(201)	$623
Interest expense, net	—	—	$(39)	$(59)	$(98)
Earnings before income taxes	$702	$124	$(41)	$(260)	$525
Earnings before income taxes as a percentage of net sales	12.6%	25.9%	N/A	N/A	8.8%
Total assets	$3,041	$164	$1,914	$945	$6,064

Nine Months ended	Retail
November 3, 2007	Stores	Direct	Credit	Other	Total

Net sales	$5,838	$440	—	$36	$6,314
Net sales increase	6.2%	21.2%	N/A	N/A	6.5%
Finance charges and other, net	—	—	$181	$14	$195
Earnings before interest and income taxes	$898	$112	$22	$(169)	$863
Interest expense, net	—	—	$(46)	$2	$(44)
Earnings before income taxes	$898	$112	$(24)	$(167)	$819
Earnings before income taxes as a percentage of net sales	15.4%	25.5%	N/A	N/A	13.0%
Total assets	$2,723	$158	$1,713	$893	$5,487
The segment information for the quarter and nine months ended November 3, 2007 has been adjusted from our third quarter 2007 Form 10-Q disclosures to reflect how we currently view our business. These adjustments include the 2008 view of interest expense between our Credit and Other segments and the 2008 view of our sales return reserve and other accounting adjustments between our Direct and Other segments. These changes do not impact the condensed consolidated statement of earnings.

14 of 32

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 10: SUPPLEMENTARY CASH FLOW INFORMATION

	Nine Months Ended
	November 1, 2008	November 3, 2007
Cash paid during the period for:
Interest (net of capitalized interest)	$91	$52
Income taxes	$319	$340
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
NOTE 12: SUBSEQUENT EVENT
Subsequent to the end of our third quarter, we increased the available capacity of our existing $150 variable funding facility (2007-A Variable Funding Note) to $300. We also completed an extension of the term of this facility through November 19, 2009. The facility can be cancelled or not renewed if our debt ratings fall below Standard and Poor’s BB+ rating or Moody’s Ba1 rating. As of December 8, 2008, our rating by Standard and Poor’s was A-, four grades above BB+, and by Moody’s was Baa1, three grades above Ba1. The facility is backed by substantially all of the Nordstrom private label card receivables and a 90% interest in the co-branded Nordstrom VISA credit card receivables. Borrowings under this facility incur interest based upon the cost of commercial paper issued by a third-party bank conduit plus specified fees. With this change, in total we have $950 of short-term credit capacity, as well as $100 in short-term credit capacity available to our wholly owned federal savings bank, Nordstrom fsb. As of December 8, 2008, we had $100 outstanding borrowings on our 2007-A Variable Funding Note, as well as $70 in outstanding issuances of commercial paper.

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
FORWARD-LOOKING INFORMATION CAUTIONARY STATEMENT
Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including anticipated financial results, use of cash and liquidity, growth, store openings and trends in our operations. Actual future results and trends may differ materially from historical results or current expectations depending upon various factors including, but not limited to:
•	the impact of deteriorating economic and market conditions and the resulting impact on consumer spending patterns
•	our ability to respond to the business environment and fashion trends
•	the competitive pricing environment within the retail sector
•	effective inventory management
•	the effectiveness of planned advertising, marketing and promotional campaigns
•	successful execution of our store growth strategy including the timely completion of construction associated with newly planned stores, relocations and remodels, all of which may be impacted by the financial health of third parties
•	our compliance with applicable banking and related laws and regulations impacting our ability to extend credit to our customers
•	our compliance with information security and privacy laws and regulations, employment laws and regulations and other laws and regulations applicable to the company
•	successful execution of our multi-channel strategy
•	our ability to safeguard our brand and reputation
•	efficient and proper allocation of our capital resources
•	successful execution of our technology strategy
•	trends in personal bankruptcies and bad debt write-offs
•	availability and cost of credit
•	changes in interest rates
•	our ability to maintain our relationships with our employees and to effectively train and develop our future leaders
•	our ability to control costs
•	risks related to fluctuations in world currencies
•	weather conditions and hazards of nature that affect consumer traffic and consumers’ purchasing patterns
•	timing and amounts of share repurchases by the company
These and other factors, including those factors described in Part I, “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended February 2, 2008 and in Part II, “Item 1A. Risk Factors” on page 29 of this report, could affect our financial results and trends and cause actual results and trends to differ materially from those contained in any forward-looking statements we may provide. As a result, while we believe there is a reasonable basis for the forward-looking statements, you should not place undue reliance on those statements. We undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances. This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

16 of 32

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
(Dollar and share amounts in millions except per share and per square foot amounts)
RESULTS OF OPERATIONS
Overview

	Quarter Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net earnings	$71	$166	$333	$503
Net earnings as a percentage of net sales	3.9%	8.4%	5.6%	8.0%
Earnings per diluted share	$0.33	$0.68	$1.52	$1.98
Earnings per diluted share decreased $0.35 to $0.33 for the quarter ended November 1, 2008, and decreased $0.46 to $1.52 for the nine months ended November 1, 2008, compared with the same periods in the prior year. These decreases were primarily due to lower sales, lower merchandise margin rates, and higher bad debt expense, partially offset by lower variable expenses and performance-related incentives, our continued focus on controlling our fixed expenses, and the impact of share repurchases. Key highlights include:
•	We recorded two non-comparable items in the third quarter of 2008 related to income taxes and our sales return reserve that had a benefit to earnings per diluted share of approximately $0.03. In the third quarter of 2007, we completed the sale of our Façonnable business and our results for that period include a gain which increased our earnings per share by $0.09.
•	Total net sales decreased 8.4% for the quarter and 5.4% for the nine months ended November 1, 2008, compared to the same periods in 2007. Total company same-store sales declined 11.1% and 7.7%, respectively, for the quarter and nine months ended November 1, 2008. Results in full-line stores continued to be challenging, as same-store sales decreased 15.6% in the quarter and 11.0% year-to-date. Nordstrom Rack continued its strong same-store sales performance with an increase of 3.6% in the quarter and 4.8% year-to-date. Sales for the Direct segment increased 8.5% in the quarter and 9.3% year-to-date. Sales in all of our businesses were significantly impacted after the financial markets began to experience severe stress in mid-September.
•	Gross profit as a percentage of net sales (gross profit rate) decreased 332 basis points for the quarter and 183 basis points for the nine months ended November 1, 2008, as we responded to slower sales trends and the competitive environment with increased markdowns. Average inventory per square foot decreased 5.4% from the prior year.
•	Selling, general and administrative expenses increased $14 for the quarter and decreased $7 for the nine months ended November 1, 2008, compared to the same periods ended November 3, 2007. Our continued focus on expense control resulted in expense growth well below our square footage growth of 5.7% since the third quarter of 2007.
•	In the third quarter of 2008, we repurchased 0.8 shares of stock totaling $26, with an average price of $30.82. For the nine months ended November 1, 2008, we repurchased 6.9 shares of stock totaling $238 with an average price of $34.29. We suspended our share repurchase program in September. We may resume the program in the future if economic conditions improve. Third quarter share repurchases had a minimal impact on third quarter earnings per diluted share.
Net Sales

	Quarter Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net sales	$1,805	$1,970	$5,971	$6,314
Net sales (decrease) increase	(8.4%)	5.3%	(5.4%)	6.5%
Total company same-store sales (decrease) increase	(11.1%)	2.2%	(7.7%)	5.8%
Total net sales decreased 8.4% for the quarter and 5.4% for the nine months ended November 1, 2008, compared to the same periods in the prior year. These decreases were due to same-store sales declines for our full-line stores, partially offset by increases in same-store sales for our Rack and Direct channels, as well as the opening of seven new full-line stores since November 3, 2007.

17 of 32

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
(Dollar and share amounts in millions except per share and per square foot amounts)
Same-store sales for our full-line stores decreased 15.6% for the quarter and 11.0% for the nine months ended November 1, 2008. The largest same-store sales decreases in both periods came in women’s apparel and men’s apparel. Women’s apparel continued to experience a market-wide downturn. While we believe the current macro environment and fashion cycle contributed to these results, we plan to continue to focus on our execution to improve performance. Cosmetics and junior women’s apparel were the leading merchandise categories for the quarter, while cosmetics, accessories and junior women’s apparel were the best performing merchandise categories year-to-date.
Regionally, business was challenging in the state of California for the quarter and nine months ended November 1, 2008. However, the Northwest and South were regions with performance above the full-line same-store sales average for both the quarter and nine months ended November 1, 2008.
Our Rack channel continued its positive sales growth with same-store sales increases of 3.6% for the quarter and 4.8% for the nine months ended November 1, 2008. For the quarter, and nine-months ended November 1, 2008, all apparel divisions as well as accessories drove the growth, especially kids’ apparel and accessories. For both periods, all regions contributed to the positive sales results.
Our Direct channel delivered net sales increases of 8.5% for the quarter and 9.3% for the nine months ended November 1, 2008. These results were led by the women’s apparel, accessories and kids’ merchandise categories, which experienced strong growth for both periods with net sales increases above Direct’s average net sales increase.
During the third quarter of 2008, as a result of improved information regarding our customers’ return patterns, we changed our estimated sales return reserve. This adjustment negatively impacted our sales by $19 and reduced our net earnings and earnings per diluted share by approximately $6 and $0.03, respectively.
Looking forward, we expect our total company same-store sales to be negative 13% to negative 16% for the fourth quarter and negative 9% to negative 10% for the full year.
Gross Profit

	Quarter Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Gross profit	$620	$742	$2,119	$2,357
Gross profit rate	34.3%	37.7%	35.5%	37.3%

	Four Quarters Ended
	November 1, 2008	November 3, 2007
Average inventory per square foot	$52.88	$55.93
Inventory turnover rate (for the most recent four quarters)	4.88	4.92
Gross profit decreased $122 for the quarter and $238 for the nine months ended November 1, 2008. Compared to the same periods last year, our gross profit rate deteriorated 332 basis points for the quarter and 183 basis points for the nine months ended November 1, 2008. For both periods, the deterioration was driven primarily by a decrease in our merchandise margin rate as we utilized markdowns at our full-line stores to respond to slower sales and a more competitive environment. All major merchandise categories contributed to these decreases for both periods. Our buying and occupancy costs as a percentage of sales increased 100 basis points for the quarter as many of our costs are fixed relative to the sales decline. Buying and occupancy costs as a percentage of sales were relatively consistent with the prior year for the nine months ended November 1, 2008.
Average inventory per square foot for the four quarters ended November 1, 2008 decreased 5.4% compared to the four quarters ended November 3, 2007. The decline was primarily due to our continued efforts to align inventory levels with lower sales expectations by controlling receipts and editing our merchandise offering to provide our customers with the most compelling fashion, as well as the sale of our Façonnable business in the third quarter of 2007.
Our four-quarter average inventory turnover rate declined to 4.88 for the third quarter of 2008 compared to 4.92 for the third quarter of 2007 due to declining sales trends, mitigated by our continued efforts to control inventory levels.
We expect our gross profit rate to decrease between 250 and 280 basis points for the 2008 fiscal year when compared with the 2007 fiscal year.

18 of 32

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
(Dollar and share amounts in millions except per share and per square foot amounts)
Selling, General and Administrative Expenses (SG&A)

	Quarter Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Selling, general and administrative expenses	$567	$553	$1,716	$1,723
SG&A rate	31.4%	28.0%	28.7%	27.3%
Selling, general and administrative expenses increased $14, compared to last year’s third quarter, primarily due to increased bad debt expense and expenses related to our new stores opened since November 3, 2007, partially offset by lower variable expenses as well as cost savings resulting from our continued focus on controlling fixed expenses. During the third quarter of 2008, bad debt expense increased by $29 due to increased delinquencies and write-offs reflecting current consumer credit trends, as well as reserves for higher projected losses inherent in our current receivable portfolio. Overall, we believe our credit card portfolio remains high quality compared with the credit card industry as a whole, with super-prime and prime customers making up approximately 90% of total spending on our credit cards for the quarter and nine months ended November 1, 2008. While we expect our delinquency and write-off rates to continue to be negatively impacted by the current economic conditions, our rates continue to be some of the lowest in the credit card industry. In connection with lower sales, we experienced a reduction in variable costs related to selling labor. Additionally, we have continued the fixed cost saving initiatives which we began in the first quarter. These factors, as well as the impact of declining sales, drove an increase of 336 basis points in our SG&A rate for the quarter.
For the nine months ended November 1, 2008, our SG&A dollars decreased $7 to $1,716 due to lower performance-related incentives and cost savings initiatives implemented in the first quarter, partially offset by increased bad debt expense and expenses related to our new stores opened since November 3, 2007. Lower overall company performance led to a decrease in performance-related incentives. Additionally, we experienced a decrease in variable selling costs, similar to the third quarter. The increase in bad debt was due to increased delinquencies and write-offs reflecting current consumer trends and higher projected losses inherent in our current receivable portfolio and bringing the co-branded Nordstrom VISA credit card portfolio on-balance sheet on May 1, 2007. These items, as well as the impact of declining sales, drove an increase of 146 basis points in our SG&A rate year-to-date.
We expect our SG&A rate to increase 160 to 190 basis points for the 2008 fiscal year when compared with the 2007 fiscal year.
Finance Charges and Other, net

	Quarter Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Finance charges and other, net	$74	$69	$220	$195
Finance charges and other, net as a percentage of net sales	4.1%	3.5%	3.7%	3.1%
Finance charges and other, net were relatively flat for the quarter ended November 1, 2008 compared with the quarter ended November 3, 2007. While our average accounts receivable increased, the growth in our portfolio was partially offset by a decrease in the average prime rate charged to our customers.
For the nine months ended November 1, 2008, finance charges and other, net increased $25 from the same period in 2007, primarily due to our 2007 securitization transaction. Prior to May 1, 2007, the co-branded Nordstrom VISA credit card portfolio was “off-balance sheet” and income was recorded net of interest expense and write-offs. Beginning May 1, 2007, all of the finance charges and other income related to the portfolio have been recorded in finance charges and other, net. Accordingly, finance charges and other, net for the nine months ended November 1, 2008 does not reflect write-offs or interest expense, which are now recorded in SG&A and Interest expense, net, respectively. Similar to the quarter, growth in our accounts receivable year-to-date was partially offset by a decrease in the average prime rate.
Gain on sale of Façonnable
In the third quarter of 2007, we closed the sale of the Façonnable business, and realized a gain on the sale of $34. The impact to reported earnings per diluted share was $0.09, net of tax of $13.

19 of 32

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
(Dollar and share amounts in millions except per share and per square foot amounts)
Interest Expense, net
Interest expense, net increased by $13 to $33 for the quarter ended November 1, 2008. For the nine months ended November 1, 2008, interest expense, net increased by $54 to $98. The increase for both periods was primarily due to higher average debt levels resulting from our $1,000 debt offering in the fourth quarter of 2007. For the nine months ended November 1, 2008, the increase was also due to the $850 securitization transaction in May 2007. For additional discussion of the recent changes to our capital structure, refer to our Adjusted Debt to EBITDAR disclosure on page 26.
Income Tax Expense

	Quarter Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Income tax expense	$23	$106	$192	$316
Effective tax rate	24.3%	39.0%	36.6%	38.5%
Our effective income tax rate decreased for both the quarter and nine months ended November 1, 2008, due to a change to our deferred tax assets primarily driven by the closure of several tax years under audit, partially offset by a permanent item related to investment valuation. The net impact increased earnings per diluted share by approximately $0.06.
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

	Quarter Ended		Nine Months Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Finance charges and other income[1]	$74	$74	$218	$196
Interest expense	(13)	(18)	(39)	(46)

Net credit card income	61	56	179	150

Bad debt expense[1]	(50)	(29)	(106)	(71)
Operational and marketing expense	(38)	(31)	(114)	(103)

Total expense	(88)	(60)	(220)	(174)

Credit card charge to earnings before income taxes, as presented in segment disclosure	$(27)	$(4)	$(41)	$(24)

[1]For the quarter and nine months ended November 3, 2007, the one-time transitional charge-offs on the co-branded Nordstrom VISA credit card receivables of $8 and $15 are included in finance charges and other, net, respectively, on our condensed consolidated statement of earnings. In the above disclosure this amount is included in bad debt expense rather than finance charges and other income. These charge-offs represent actual write-offs on the Nordstrom VISA credit card portfolio during the eight-month transitional period.
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
•	Intercompany merchant fees and other: This represents the additional intercompany income of our credit business from the usage of our cards in the Retail and Direct segments. These amounts represent costs which would have been incurred by our Retail stores and our Direct segment if our customers used third-party cards.
The following table illustrates total credit card contribution, including the items discussed above:

	Quarter Ended		Nine Months Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Finance charges and other income (from page 20)	$74	$74	$218	$196
Off-balance sheet finance charges and other income	—	2	—	21
Intercompany merchant fees and other	10	10	35	34

Total finance charges and other income	84	86	253	251

Interest expense (from page 20)	(13)	(18)	(39)	(46)
Off-balance sheet interest expense	—	—	—	(6)

Total interest expense	(13)	(18)	(39)	(52)

Total net credit card income	71	68	214	199

Bad debt expense (from page 20)	(50)	(29)	(106)	(71)
Off-balance sheet bad debt expense	—	—	—	(7)

Total bad debt expense	(50)	(29)	(106)	(78)
Operational and marketing expense (from page 20)	(38)	(31)	(114)	(103)

Total expense	(88)	(60)	(220)	(181)

Total pre-tax credit card (charge) contribution	$(17)	$8	$(6)	$18

Interest expense decreased to $13 and $39 for the quarter and nine months ended November 1, 2008, from $18 and $52 for the quarter and nine months ended November 3, 2007, due to declining variable interest rates, partially offset by higher average borrowings.
Operational and marketing expense increased to $38 and $114 for the quarter and nine months ended November 1, 2008 compared with $31 and $103 for the quarter and nine months ended November 3, 2007, primarily due to additional marketing expenses related to an increase in promotional programs in 2008.
Credit division expenses include a bad debt provision. Bad debt expense can be summarized as follows:

	Quarter Ended		Nine Months Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Private label bad debt expense	$15	$10	$33	$26
VISA on-balance sheet bad debt expense	35	11	73	30
VISA off-balance sheet bad debt expense	—	—	—	7

Total bad debt in selling, general and administrative expense	50	21	106	63

Transitional charge-offs[1]	—	8	—	15

Total bad debt expense	$50	$29	$106	$78

1For the quarter and nine months ended November 3, 2007, the one-time transitional charge-offs on the co-branded Nordstrom VISA credit card receivables of $8 and $15 are included in finance charges and other, net, respectively, on our condensed consolidated statement of earnings. In the above disclosure this amount is included in bad debt expense rather than finance charges and other income. These charge-offs represent actual write-offs on the Nordstrom VISA credit card portfolio during the eight-month transitional period.
Bad debt expense increased for the quarter and nine months ended November 1, 2008 compared to the quarter and nine months ended November 3, 2007, due to increased delinquencies and write-offs reflecting current consumer credit trends, as well as reserves for higher projected losses inherent in the current receivable portfolio. Overall, we believe our credit card portfolio remains high quality compared with the credit card industry as a whole, with super-prime and prime customers making up approximately 90% of total spending on our credit cards for the quarter and nine months ended November 1, 2008. While we expect our delinquency and write-off rates to continue to be negatively impacted by the current economic conditions, our rates continue to be some of the lowest in the credit card industry.

21 of 32

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)(Dollar and share amounts in millions except per share and per square foot amounts)
The following table summarizes our accounts receivable and related metrics for the third quarter of 2008 and 2007:

	Third Quarter
	2008	2007
Average accounts receivable[1]	$1,971	$1,704

Assumed ratio of debt financed	80%	80%
Estimated funding level	1,577	1,363

Net average accounts receivable investment	$394	$341

Credit card (charge) contribution, net of tax, as a percentage of net average accounts receivable investment[2]	(10.7%)	4.7%

Net write-offs as a percentage of average receivables[3]	5.7%	3.4%
Allowance as a percentage of accounts receivable	5.4%	3.2%
Delinquent balances over 30 days as a percentage of accounts receivable	3.2%	2.4%
1Based on the quarterly average trade accounts receivable for the quarters ended November 1, 2008 and November 3, 2007
2Based upon annualized third quarter credit card (charge) contribution, net of tax
3Based upon annualized third quarter net write-offs
The net average accounts receivable investment metric represents our best estimate of the amount of capital funding for our credit card program that is financed by equity. As a means of assigning comparable cost of capital for our credit card business, we believe it is important to maintain a capital structure similar to other financial institutions. We estimate the funding for our credit card receivables by using a mix of 80% debt and 20% equity, and have assigned the credit business with interest costs commensurate with that amount of debt. Based on our research, we have found that debt as a percentage of credit card receivables for other credit card companies ranges from 70% to 90%. We believe that debt equal to 80% of our credit card receivables is appropriate given our overall capital structure goal of targeting adjusted debt to EBITDAR of roughly 2.0 times.
The decline in credit card contribution, net of tax, as a percentage of net average accounts receivable investment in the third quarter of 2008 was driven primarily by increased bad debt expense and relatively flat finance charges and other income. While our average accounts receivable for the quarter ended November 1, 2008 grew approximately 16% when compared with the quarter ended November 3, 2007, finance charges and other income remained flat due to lower customer finance charge rates which are indexed to the prime interest rate. Additionally, while bad debt expense increased, our delinquency and write-off rates were among the lowest compared with other major card issuers.
The bad debt allowance as a percent of on-balance sheet accounts receivable increased for the third quarter of 2008 compared to the third quarter of 2007, reflecting higher projected losses inherent in the current receivable portfolio. Additionally, beginning in the second quarter of 2007, the majority of our Nordstrom co-branded VISA credit card receivables were recorded at fair value on our balance sheet. However, the related allowance for these receivables was built up over the following eight months, consistent with the expected repayment patterns for these accounts.
Key growth metrics for the Credit business include:

	Growth Rates
	November 1, 2008	November 3, 2007
Credit volume[1]	9.3%	18.3%
Accounts receivable (combined portfolios) [2]	15.1%	17.5%
Total finance charges and other income[1]	0.8%	19.7%
1For the nine months ended November 1, 2008 and November 3, 2007 versus the corresponding period in the prior year.
2As of November 1, 2008 and November 3, 2007 versus the corresponding quarter end for the prior year.
Growth in the volume and amount of credit transactions typically results in related growth in credit card receivables and, in turn, growth in finance charges and other income. Given the variable nature of rates charged to our customers, finance charges and other income have been adversely affected by a 3.01% reduction in the average prime rate from 8.16% for the nine months ended November 3, 2007 to 5.15% for the nine months ended November 1, 2008.
During the fourth quarter of 2008, we expect finance charges and other income to improve as a result of changes to our annual percentage rate terms which were effective beginning November 15, 2008.

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

- Estimated depreciation on capitalized operating leases

= Net operating profit
- Estimated income tax expense

= NOPAT

We believe that ROIC is a useful financial measure for investors in evaluating our operating performance for the periods presented. When read in conjunction with our net earnings and total assets and compared to return on assets, it provides investors with a useful tool to evaluate our ongoing operations and our management of assets from period to period. In the past three years, we have incorporated ROIC into our key financial metrics, and since 2005 have used it as an executive incentive measure. Overall performance as measured by ROIC correlates directly to shareholders’ return over the long term. For the 12 fiscal months ended November 1, 2008, our ROIC decreased to 15.1% compared to 20.7% for the 12 months ended November 3, 2007. ROIC is not a measure of financial performance under United States GAAP and should not be considered a substitute for return on assets, net earnings or total assets as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies. See our ROIC reconciliation to GAAP below. The closest GAAP measure is return on assets, which decreased to 9.5% from 14.0% for the 12 months ended November 1, 2008 compared to the 12 months ended November 3, 2007.
Reconciliation

	12 months ended
	November 1, 2008	November 3, 2007
Net earnings	$545	$735
Add: income tax expense	334	462
Add: interest expense, net	128	52

Earnings before interest and income taxes	1,007	1,249

Add: rent expense	36	50
Less: estimated depreciation on capitalized operating leases[1]	(19)	(26)

Net operating profit	1,024	1,273

Estimated income tax expense	(386)	(492)

Net operating profit after tax	$638	$781

Average total assets[2]	$5,724	$5,248
Less: average non-interest-bearing current liabilities[3]	(1,467)	(1,507)
Less: average deferred property incentives[2]	(382)	(358)
Add: average estimated asset base of capitalized operating leases[4]	344	392

Average invested capital	$4,219	$3,775

Return on Assets	9.5%	14.0%
ROIC	15.1%	20.7%
1Depreciation based upon estimated asset base of capitalized operating leases as described in note 4 below.
2Based upon the trailing 12-month average.
3Based upon the trailing 12-month average for accounts payable, accrued salaries, wages and related benefits, and other current liabilities.
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
The third quarter is typically our peak seasonal borrowing period and as of November 1, 2008 we had cash of $68 and short-term borrowings of $252, compared with cash of $108 and short-term borrowings of $592 as of November 3, 2007. Despite the recent strain in the credit markets, after the end of the quarter we increased our short-term borrowing capacity by $150 to expand our overall sources of liquidity.
Overall for the first nine months of 2008, cash and cash equivalents decreased by $290, primarily due to capital expenditures, share repurchases, and changes in accounts receivable originated at third parties, partially offset by cash provided by operating activities. In the prior year, cash and cash equivalents decreased $295 due to share repurchases, bringing the Nordstrom private label card and co-branded Nordstrom VISA credit card receivables into one on-balance sheet securitization program and capital expenditures, partially offset by $1,436 of short and long-term borrowings, net of repayments, and $216 of proceeds from the sale of Façonnable.
Operating Activities
Net cash provided by operating activities was $454 for the nine months ended November 1, 2008, compared to net cash used in operating activities of $153 in the same period last year. In the prior year, cash used in operating activities was primarily due to the increase in accounts receivable as a result of the new on-balance sheet co-branded Nordstrom VISA credit card receivables, partially offset by the elimination of investment in asset backed securities.
Investing Activities
Net cash used in investing activities for the nine months ended November 1, 2008 increased by $379 to $608 compared to the same period in 2007, primarily due to proceeds related to the sale of our Façonnable business of $216 in the prior year, as well as an increase in capital expenditures resulting from the timing of our new store openings and remodels. We opened seven full-line stores, relocated one full-line store, and opened four Rack stores in the first three quarters of 2008, compared to opening three full-line stores and one Rack store for the same period last year. We have also opened one full-line store at Waterside Shops in Naples, Fla., and two Racks at Liberty Tree Mall in Danvers, Mass., and The Rim in San Antonio, Tex., in the fourth quarter of 2008.
Additionally, we experienced growth in our co-branded Nordstrom VISA credit card receivables related to purchases made by our customers for other than Nordstrom merchandise and services. During the nine months ended November 1, 2008, our customers used $171 for third party purchases using our co-branded Nordstrom VISA credit cards, compared to $102 in the same period last year. The co-branded Nordstrom VISA credit cards enable our customers to purchase at merchants outside of Nordstrom and accumulate points for our Nordstrom Fashion Rewards program. Through the Fashion RewardsTM program, customers may accumulate points which, upon reaching a cumulative purchase threshold, result in Nordstrom Notes®, which can be redeemed for goods or services in our stores. Participation in the Fashion Rewards program has resulted in beneficial shifts in customer spending patterns and incremental sales.
Financing Activities
Net cash used in financing activities was $136 for the nine months ended November 1, 2008, compared to net cash provided by financing activities of $87 for the same period in 2007. In 2008, cash outflows for dividends and share repurchases were partially offset by proceeds from $150 of borrowings on our variable funding facility and $102 in commercial paper issuances. In 2007, cash inflows from the $850 in Notes issued during the securitization transaction, $200 in borrowings, net of repayments, from our variable funding facility and $392 in commercial paper issuances were partially offset by share repurchases. Of the $392 in commercial paper issuances in the prior year, we reclassified $301 to long-term debt, which was repaid by the proceeds of our December 2007 debt issuance. The remaining $91 of the commercial paper recorded in short-term debt was repaid using operating cash flows.
Our reported results include $264 in share repurchases. In the first nine months of 2008, we repurchased 6.9 shares of our common stock for an aggregate purchase price of $238, at an average price per share of $34.29. In addition, our results for the period include the settlement of $26 in repurchases initiated in the fourth quarter of 2007. In August 2007, our Board of Directors authorized a $1,500 share repurchase program and in November 2007 authorized an additional $1,000 for share repurchases bringing the total program to $2,500. Although the program will not expire until August 2009, we suspended our share repurchase program in September 2008. We may resume the program in the future if economic conditions improve. As of November 1, 2008, we had $1,126 in remaining capacity under our share repurchase program. The actual amount and timing of future share repurchases will be subject to market conditions and applicable Securities and Exchange Commission rules.

24 of 32

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)(Dollar and share amounts in millions except per share and per square foot amounts)
Contractual Obligations
Our contractual obligations due in less than one year increased by our required principal payments on notes outstanding under our variable funding facility of $150 if this facility is not renewed in November 2009. There were no other material changes in our contractual obligations as specified in Item 303(a)(5) of Regulation S-K during the nine months ended November 1, 2008. For additional information regarding our contractual obligations as of February 2, 2008, see Management’s Discussion and Analysis section of the 2007 Form 10-K.
Liquidity
We maintain a level of liquidity to allow us to cover our seasonal cash needs. We believe that our operating cash flows and available credit facilities are sufficient to finance our cash requirements for the next 12 months.
As of November 1, 2008, we had total short-term borrowing capacity available for general corporate purposes of $800. Of this total, we had $650 under our commercial paper program, which is backed by our unsecured line of credit. As of November 1, 2008 and November 3, 2007, we had $102 and $392, respectively, in outstanding issuances of commercial paper. As of November 1, 2008 and November 3, 2007, we had no outstanding borrowings under our line of credit. The remaining $150 in short-term capacity as of November 1, 2008 was available under a Variable Funding Note facility (“2007-A VFN”). As of November 1, 2008, we had $150 outstanding issuances against this facility, which is classified in the current portion of long-term debt on our consolidated balance sheet.
Subsequent to the end of our third quarter, we increased the capacity on our 2007-A VFN to $300, which increased our total short-term borrowing capacity to $950. See Note 12: Subsequent Event for additional details in the Notes to our Condensed Consolidated Financial Statements.
In the second quarter of 2008, we adjusted the mix of our $800 short-term borrowing capacity, by exercising the $150 accordion feature on our existing revolving credit facility and reducing our 2007-A VFN from $300 to $150. The accordion feature allowed us to increase our existing $500 unsecured line of credit to $650. In conjunction with the increase of our unsecured line of credit, we also increased our $500 commercial paper program to $650.
Our short-term borrowing facilities include restrictive covenants. The line of credit expires in November 2010 and requires that we maintain a leverage ratio of approximately four times adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”). The 2007-A VFN matures in November 2009 and can be cancelled if our debt ratings fall below Standard and Poor’s BB+ rating or Moody’s Ba1 rating. As of December 8, 2008, our rating by Standard and Poor’s was A-, four grades above BB+, and by Moody’s was Baa1, three grades above Ba1.
Our wholly owned federal savings bank, Nordstrom fsb, also maintains a variable funding facility with a short-term credit capacity of $100. This facility is available, if needed, to provide liquidity support to Nordstrom fsb. As of November 1, 2008 and November 3, 2007, Nordstrom fsb had no outstanding borrowings under this facility.
As of November 1, 2008 and November 3, 2007, we had $425 and $209, respectively, classified as current portion of long-term debt in our condensed consolidated balance sheets. As of November 1, 2008, this balance was primarily comprised of $250 related to our senior notes due in January 2009, as well as the $150 in outstanding issuances against our 2007-A VFN. As of November 3, 2007, current portion of long-term debt consisted primarily of $200 in outstanding issuances against our 2007-A VFN.
Over the long term, we manage our cash and capital structure to maximize shareholder return by minimizing our cost of capital while maintaining our financial position and flexibility for future strategic initiatives. We continuously assess our debt and leverage levels, capital expenditure requirements, principal debt payments, dividend payouts, potential share repurchases and future investments or acquisitions. We believe our operating cash flows and available credit facilities will be sufficient to fund future payments and potential long-term initiatives.

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

= EBITDAR

Beginning in 2007, we have incorporated Adjusted Debt to EBITDAR into our key financial metrics and believe that our debt levels are best analyzed using this measure. Our goal is to manage debt levels at approximately 2.0 times Adjusted Debt to EBITDAR, which we believe will help us maintain our current credit ratings as well as operate with an efficient capital structure for our size, growth plans and industry. Our current credit ratings are important to maintaining access to a variety of short-term and long-term sources of funding, and we rely on these funding sources to continue to grow our business. We believe a higher target (e.g., 2.5 times), among other factors, could result in rating agency downgrades. In contrast, we believe a lower target (e.g., 1.5 times) would result in a higher cost of capital and could negatively impact shareholder returns. As of November 1, 2008, our Adjusted Debt to EBITDAR was 2.3 compared to 1.6 at the same period in 2007. The increase was primarily the result of the $988 of notes, net of discount, issued in the fourth quarter of 2007, as well as a decrease in earnings before interest and income taxes.
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
To compensate for these limitations, we analyze Adjusted Debt to EBITDAR in conjunction with other GAAP financial and performance measures impacting liquidity, including operating cash flows, capital spending and net earnings (see our Adjusted Debt to EBITDAR reconciliation to GAAP below). The closest GAAP measure is debt to net earnings, which was 5.0 and 2.8 for the third quarter of 2008 and 2007, respectively.
Reconciliation

	2008	[1]	2007	[1]
Debt[2]	$2,742		$2,091
Add: rent expense x 8[3]	284		398

Adjusted Debt	$3,026		$2,489

Net earnings	545		735
Add: income tax expense	334		462
Add: interest expense, net	128		52

Earnings before interest and income taxes	1,007		1,249

Add: depreciation and amortization of buildings and equipment	288		281
Add: rent expense[4]	36		50

EBITDAR	$1,331		$1,580

Debt to Net Earnings	5.0		2.8
Adjusted Debt to EBITDAR	2.3		1.6
1The components of adjusted debt are as of November 1, 2008 and November 3, 2007, while the components of EBITDAR are for the 12 months ended November 1, 2008 and
    November 3, 2007.
2Debt as of November 1, 2008 includes $102 of commercial paper and $150 of variable funding note borrowings outstanding. There were $392 of commercial paper and $200 of variable funding note borrowings outstanding as of November 3, 2007.
3The multiple of eight times rent expense used to calculate adjusted debt is our best estimate of the debt we would record for our leases which are classified as operating, if they had met criteria for a capital lease, or if we had purchased the property.
4The decrease in rent expense is primarily due to the sale of our Façonnable business in the third quarter of 2007.

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
Also in December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for a noncontrolling interest (minority interest) in a subsidiary, provides guidance on the accounting for and reporting of the deconsolidation of a subsidiary, and increases transparency through expanded disclosures. Specifically, SFAS 160 requires the recognition of a minority interest as equity in the consolidated financial statements and separate from the parent company’s equity. It also requires consolidated net earnings in the consolidated statement of earnings to include the amount of net earnings attributable to minority interest. This statement will be effective for Nordstrom as of the beginning of fiscal year 2009. Early adoption is not permitted. We are presently evaluating the impact of the adoption of SFAS 160 and believe there will be no material impact on our consolidated financial statements.
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
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. This statement will be effective for Nordstrom as of the beginning of fiscal year 2009. We are currently evaluating the impact of the adoption of SFAS 161.

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

28 of 32

PART II - OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2007 Annual Report on Form 10-K. We are updating our risk factors to include the following:
Deterioration of Economic Conditions
The recent unprecedented deterioration in the U.S. and global credit markets and the financial services industry could negatively impact our business in several ways. For instance, market turmoil and tightening of credit, as well as the recent and dramatic decline in the housing market in the United States, has led to a lack of consumer confidence and widespread reduction of business activity generally, which could significantly negatively impact our revenues. The recent decline in stock prices has also reduced the availability of funds for customers, vendors and developers that invested directly or indirectly in the stock market. In addition, some of our vendors or developers could experience serious cash flow problems due to the credit market crisis. As a result, our vendors could attempt to increase their prices, pass through increased costs, alter payment terms or seek other relief. Our vendors or developers may be forced to reduce their product or production, shut down their operations or file for bankruptcy protection, which in some cases would make it difficult for us to serve the market’s needs and could have a material adverse affect on our business. In the case of developer delays or bankruptcies, our expected store openings or remodels could be delayed or cancelled. Additionally, the deterioration of economic conditions could adversely affect payment patterns and default rates, which could increase our bad debt expense. We do not expect that the difficult economic conditions are likely to improve significantly in the near future, and any continuation or worsening of the credit crisis, or even the fear of such a development, could intensify the adverse effects of these difficult market conditions.
Availability and Cost of Credit
U.S. and global credit and equity markets have recently undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms or at all. As a result of this disruption, we have experienced an increase in the costs associated with the borrowings necessary to operate our business. If these conditions continue or worsen, our cost of borrowing may further increase and it may be more difficult to obtain financing for our operations or to refinance long-term obligations as they come due in the ordinary course. In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in significant part, on the Company’s performance as measured by credit metrics such as interest coverage and leverage ratios. A decrease in these ratings would likely also increase our cost of borrowing and make it more difficult for us to obtain financing. A significant increase in the costs we incur in order to finance our operations may have a material adverse impact on our business results and financial condition.
There have been no other material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.

29 of 32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases
(Dollar and share amounts in millions, except per share amounts)

			Total Number of	Maximum Number (or
	Total Number	Average	Shares (or Units)	Approximate Dollar Value)
	of Shares	Price Paid	Purchased as Part of	of Shares (or Units) that May
	(or Units	Per Share	Publicly Announced	Yet Be Purchased Under
	Purchased)	(or Unit)	Plans or Programs	the Plans or Programs[1]

August 2008 (August 3, 2008 to August 30, 2008)	0.2	$29.57	0.2	$1,144

September 2008 (August 31, 2008 to October 4, 2008)	0.6	$31.33	0.6	$1,126

October 2008 (October 5, 2008 to November 1, 2008)	—	$—	—	$1,126

Total	0.8	$30.82	0.8

1In the first nine months of 2008, we repurchased 6.9 shares of our common stock for an aggregate purchase price of $238 (an average price per share of $34.29). In August 2007, our Board of Directors authorized a $1,500 share repurchase program and in November 2007 authorized an additional $1,000 for share repurchases bringing the total authorization under the program to $2,500. Although the program will expire in August 2009, we suspended the program in September 2008 in light of market conditions. The actual amount and timing of future share repurchases, if any, will be subject to market conditions and applicable Securities and Exchange Commission rules.
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
(Registrant)
/s/      Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: December 9, 2008

31 of 32

NORDSTROM, INC. AND SUBSIDIARIES
Exhibit Index

	Exhibit	Method of Filing

10.1	Nordstrom 401(k) Plan & Profit Sharing, amended and restated on August 27, 2008	Filed herewith electronically

10.2	Nordstrom, Inc. Employee Stock Purchase Plan, amended and restated on August 27, 2008	Filed herewith electronically

31.1	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

32 of 32