Form 10-K
period 2009-01-31
NORDSTROM INC
filed 2009-03-23
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of August 1, 2008 the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $5.2 billion using the closing sales price on that day of $28.92. On March 11, 2009, 215,485,680 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders scheduled to be held on May 19, 2009 are incorporated into Part III.

Nordstrom, Inc. and subsidiaries 1

[This page intentionally left blank.]

Nordstrom, Inc. and subsidiaries 3

PART I
Item 1. Business.
DESCRIPTION OF BUSINESS
Nordstrom incorporated in the state of Washington in 1946 as the successor to a retail shoe business that started in 1901. We are one of the nation’s leading fashion specialty retailers, with 171 U.S. stores located in 28 states as of March 20, 2009. The west coast and east coast are the areas in which we have the largest presence. Nordstrom is comprised of four segments: Retail Stores, Direct, Credit, and Other.
Retail Stores derives its revenues from sales of high-quality apparel, shoes, cosmetics and accessories. It includes our 109 ‘Nordstrom’ full-line stores, 58 off-price ‘Nordstrom Rack’ stores, two clearance stores that operate under the name ‘Last Chance,’ and two ‘Jeffrey’ boutiques. The Nordstrom Rack stores purchase merchandise directly from manufacturers and also serve as outlets for clearance merchandise from our full-line stores.
In 2008, we opened eight full-line stores (Aventura, Florida; Honolulu, Hawaii; Burlington, Massachusetts; Clinton Township, Michigan; Thousand Oaks, California; Indianapolis, Indiana; Pittsburgh, Pennsylvania; and Naples, Florida), relocated one full-line store (Tacoma, Washington) and opened six Rack stores (White Plains, New York; Laguna Hills, California; Naperville, Illinois; Lyndhurst, Ohio; Danvers, Massachusetts; and San Antonio, Texas). To date in 2009, we have relocated one full-line store (Murray, Utah) and opened two new Rack stores (Paramus, New Jersey and Dallas, Texas). During the remainder of 2009, we are scheduled to open three full-line stores (Cherry Hill, New Jersey; Peabody, Massachusetts; and Cincinnati, Ohio) and open eight additional Rack stores (Sandy, Utah; Orland Park, Illinois; East Palo Alto, California; Los Angeles, California; Southlake, Texas; Orlando, Florida; Pasadena, California; and Cincinnati, Ohio). In 2010, we are scheduled to open three full-line stores, relocate one full-line store and open four Rack stores.
Direct generates revenues from sales of high-quality apparel, shoes, cosmetics and accessories by serving our customers on the Internet at www.nordstrom.com and through our catalogs. The Direct segment’s sales are primarily shipped via third-party carriers from our fulfillment center in Cedar Rapids, Iowa.
Through our wholly owned federal savings bank, Nordstrom fsb, we offer a private label card, two Nordstrom VISA credit cards and a debit card for Nordstrom purchases. The credit and debit cards feature a shopping-based loyalty program designed to increase customer visits and spending in our Retail Stores and Direct segments. Our Credit segment generates income through finance charges and other fees on these cards.
Our Other segment includes our product development team, called Nordstrom Product Group, which designs and contracts to manufacture private label merchandise sold in our Retail Stores and Direct. In addition, this segment includes our corporate center operations. During the time that we owned it, this segment also included the operations of our Façonnable business.
For more information about our business and our reportable segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition
and Results of Operations” on page 15 and Note 15 of the Notes to Consolidated Financial Statements in Item 8.
FISCAL YEAR END
Our fiscal year ends on the Saturday closest to January 31st. References to 2008 relate to the 52-week fiscal year ended January 31, 2009. References to 2007 and 2006 relate to the 52-week fiscal year ended February 2, 2008 and 53-week fiscal year ended February 3, 2007, respectively. Fiscal year 2006 includes an extra week (the 53rd week) as a result of our 4-5-4 retail reporting calendar. References to 2009 relate to the 52-week fiscal year ending January 30, 2010.
TRADEMARKS
We have approximately 139 registered trademarks or trademark applications. Our most notable trademarks include Nordstrom, Nordstrom Rack, John W. Nordstrom, Caslon, and Classiques Entier. Each of our trademarks is renewable indefinitely provided that it is still used in commerce at the time of the renewal.
RETURN POLICY
We offer our customers a fair and liberal return policy at our full-line stores and Nordstrom Direct (online and catalog). Our Nordstrom Rack stores accept returns up to 30 days from the date of purchase. In general, our return policy is somewhat more generous than industry standards. We utilize historical return patterns to estimate our expected returns.
SEASONALITY
Due to our Anniversary Sale in July and the holidays in December, historically, sales are higher for our Retail Stores and Direct in the second and fourth quarters of the fiscal year than in the first and third quarters.
INVENTORY
We plan our merchandise purchases and receipts to coincide with the selling patterns that we expect. For instance, our merchandise purchases and receipts increase prior to our Anniversary Sale, which extends over the last two weeks of July. Also, we purchase and receive a larger amount of merchandise in the fall as we prepare for the holiday shopping season (from late November through early January). We pay for our merchandise purchases under the terms established with our vendors.

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
COMPETITIVE CONDITIONS
Our business is highly competitive. Each of our stores competes with other national, regional and local retail establishments that may carry similar lines of merchandise, including department stores, specialty stores, boutiques and Internet businesses. Our specific competitors vary from market to market. We believe the principal methods of competing in our industry include customer service, fashion, quality of product, depth of selection, store environment and location.
EMPLOYEES
During 2008, we regularly employed on a full- or part-time basis approximately 51,000 employees. Due to the seasonal nature of our business, employment increased to approximately 54,000 employees in July 2008 and 52,000 in December 2008.
CAUTIONARY STATEMENT
Certain statements in this Annual Report on Form 10-K contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including, but not limited to, anticipated financial results, store openings, capital expenditures and dividend yield, and trends in company operations. Such statements are based upon current beliefs and expectations of the company’s management and are subject to significant risks and uncertainties. Actual future results and trends may differ materially from historical results or current expectations depending upon factors including, but not limited to, the impact of deteriorating economic and market conditions and the resultant impact on consumer spending patterns, the company’s ability to respond to the business environment and fashion trends, the competitive pricing environment within the retail sector, effective inventory management, the effectiveness of planned advertising, marketing, and promotional campaigns, successful execution of the company’s store growth strategy including the timely completion of construction associated with newly planned stores, relocations, and remodels, all of which may be impacted by the financial health of third parties, the company’s compliance with applicable banking and related laws and regulations impacting the company’s ability to extend credit to its customers, the company’s compliance with information security and privacy laws and regulations, employment laws and regulations and other laws and regulations applicable to the company, successful execution of the company’s multi-channel strategy, the company’s ability to safeguard its brand and reputation, efficient and proper allocation of the company’s capital resources, successful execution of the company’s technology strategy, trends in personal bankruptcies and bad debt write-offs, availability and cost of credit, changes in interest rates, the company’s ability to maintain its relationships with company employees and to effectively train and develop its future leaders, the company’s ability to control costs, risks related to fluctuations in world currencies, weather conditions and hazards of nature that affect consumer traffic and consumers’ purchasing patterns, and the timing and amounts of any share repurchases by the company.
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
SEC FILINGS
We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”). All material we file with the SEC is publicly available at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet Web site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
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
CORPORATE GOVERNANCE
We have a long-standing commitment to upholding a high level of ethical standards. In addition, as required by the listing standards of the New York Stock Exchange (“NYSE”) and the rules of the SEC, we have adopted Codes of Business Conduct and Ethics for our employees, officers and directors (“Codes of Ethics”) and Corporate Governance Guidelines. We have posted on our Internet Web site our Codes of Ethics, our Corporate Governance Guidelines, and our Committee Charters for the Audit, Compensation, Corporate Governance and Nominating, Executive, and Finance committees. These items are also available in print to any person, without charge, upon request to:
Nordstrom, Inc. Investor Relations
P.O. Box 2737
Seattle, Washington 98111-2737
(206) 303-3200
invrelations@nordstrom.com
Nordstrom, Inc. and subsidiaries 5

Item 1A. Risk Factors.
(Dollars in millions)
Our business faces many risks. We believe the risks described below outline the items of most concern to us. However, these risks are not the only ones we face. Additional risks and uncertainties, not presently known to us or that we currently consider immaterial, may also impair our business operations.
DETERIORIATION OF ECONOMIC CONDITIONS
The recent deterioration in economic conditions has hurt our business in several ways. Instability in the stock market, tightening of consumer credit and the recent decline in the housing market in the United States has caused a reduction in consumer spending. This has had a significant negative impact on our revenues. We sell high-quality apparel, shoes, cosmetics and accessories, which many consumers consider to be discretionary items. During economic downturns, fewer customers may shop in our stores and on our Web site, and those who do shop may limit the amount of their purchases, all of which may lead to higher markdowns and increased marketing and promotional spending in response to lower demand. The deterioration of economic conditions has also adversely affected our credit customers’ payment patterns and default rates, increasing our bad debt expense. We do not expect that economic conditions are likely to improve significantly in the near future, and a continuation or worsening of the credit crisis, or even the fear of such a development, could continue to harm our business.
ABILITY TO RESPOND TO THE BUSINESS ENVIRONMENT AND FASHION TRENDS
Our ability to predict or respond to changes in fashion trends and consumer preferences quickly, and to match our merchandise mix to consumer tastes, impacts our sales and operating results. If we do not identify and respond to emerging trends in lifestyle and consumer preferences quickly enough, we may be forced to sell our merchandise at higher average markdown levels and lower average margins, which could harm our business. In addition, many factors outside of our control, including consumer confidence, weather and other hazards of nature that affect consumer traffic, and general economic conditions could decrease consumer spending at our stores.
BRAND AND REPUTATION
We have a well-recognized brand that many customers believe offers a high level of customer service and quality merchandise. Any significant damage to our brand or reputation could negatively impact sales, reduce employee morale and productivity, and diminish customer trust, any of which would harm our business.
INVENTORY MANAGEMENT
We strive to ensure the merchandise we offer remains fresh and compelling to our customers. We make decisions regarding inventory purchases well in advance of the season in which it will be sold. If we are not successful at predicting our sales trends and adjusting our purchases, we may have excess inventory, which would result in additional markdowns and reduce our operating performance. This could have an adverse effect on margins and net earnings. Conversely, if we fail to purchase enough merchandise, we may not have an adequate supply of products to meet our customers’ demand. This may cause us to lose sales or harm our customer relationships.
CAPITAL MANAGEMENT AND LIQUIDITY
Our goal is to invest capital to maximize our overall long-term returns. This includes spending on inventory, capital projects and expenses, managing debt levels, managing accounts receivable through our credit business and returning value to our shareholders through dividends and share repurchases. To a large degree, capital management and liquidity reflects how well we manage our other key risks. The actions we take to address other specific risks could affect how well we manage the more general risk of capital management and liquidity. If we do not properly allocate our capital to maximize returns, our business may suffer.
IMPACT OF COMPETITIVE MARKET FORCES
The retail industry environment continues to change for many of our vendors and customers. In the future, our competition may partner more effectively with vendors to serve consumers’ needs. If we do not effectively respond to changes in our environment, we may see a loss of market share to competitors, declining sales and declining profitability due to higher markdowns.
STORE GROWTH PLAN
Our five-year strategic growth plan includes opening several new full-line and Rack stores, with 28 announced store openings through 2013. We compete with other retailers and businesses for suitable locations for our stores. Local land use and other regulations may impact our ability to find suitable locations. New store openings also involve certain risks, including constructing, furnishing and supplying a store in a timely and cost effective manner and accurately assessing the demographic or retail environment for a particular location. Our future sales at new, relocated or remodeled stores may not meet our projections, which could affect our return on investment. Performance in our new stores could also be negatively impacted if we are unable to hire employees who are able to deliver the level of service our customers have come to expect when shopping in our stores. Our expected opening dates have sometimes been delayed because of developer plan delays. If these developer plan delays continue or worsen, they could have a negative impact on profitability. Our inability to execute our store growth strategy in a way that generates appropriate returns on investment could affect our future growth and profitability.

CONSUMER CREDIT
Our credit card operations drive sales in our stores, allow our stores to avoid third-party transaction fees and generate additional revenues by extending credit. Our credit card revenue is subject to changes in interest rates which fluctuate based on market conditions. The market conditions influencing interest rates are based on economic factors that are beyond our control and include, but are not limited to, recession, inflation, deflation, consumer credit availability, consumer debt levels, tax rates and policy, unemployment trends and other matters that influence consumer confidence and spending. Our ability to extend credit to our customers and to collect payments from them depends on many factors including compliance with applicable laws and regulations, any of which may change from time to time. Changes in credit card use, payment patterns and default rates have resulted from a variety of economic, legal, social and other factors that we cannot control or predict with certainty. Changes that impact our ability to extend credit and collect payments have negatively affected our results and may continue in the future.
AVAILABILITY AND COST OF CREDIT
U.S. and global credit and equity markets have recently undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms or at all. As a result of this disruption, we have experienced an increase in the cost of borrowings necessary to operate our business. If these conditions continue or become worse, our cost of borrowing could continue to increase. It may also become more difficult to obtain financing for our operations or to refinance long-term obligations as they become payable. In addition, our borrowing costs can be affected by independent rating agencies’ short and long-term debt ratings which are based largely on our performance as measured by credit metrics including interest coverage and leverage ratios. A decrease in these ratings would likely also increase our cost of borrowing and make it more difficult for us to obtain financing. A significant increase in the costs we incur in order to finance our operations may have a material adverse impact on our business results and financial condition.
SUPPLY CHAIN DISRUPTION
We do not own or operate any manufacturing facilities and depend on independent third-parties to manufacture our merchandise. We may experience operational difficulties with our vendors, such as the availability of production capacity, errors in meeting merchandise specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs. A vendor’s failure to ship merchandise to us on a timely basis or to meet the required quality standards could cause supply shortages and could result in lost sales. We depend on the orderly operation of the receiving and distribution process, which depends, in turn, on adherence to shipping schedules and effective management of our six distribution centers and our Direct fulfillment center. We believe that our receiving and distribution process is efficient. However, unforeseen disruptions in operations due to fires, hurricanes or other catastrophic events, labor disagreements or shipping problems, may result in delays in the delivery of merchandise to our stores or our customers and could increase our costs. Although we maintain business interruption and property insurance, if any of the distribution centers or our fulfillment center is shut down for any reason, our insurance coverage may not be sufficient or we may not receive insurance proceeds in a timely manner.
RELATIONSHIP WITH VENDORS AND DEVELOPERS
Our relationships with our vendors and developers have been a significant contributor to our past success and our position as a retailer of high-quality and fashion merchandise. Some of our vendors and developers have experienced serious cash flow problems due to the credit market crisis. In addition, the recent economic deterioration has reduced the availability of funds for vendors and developers.
We depend on the work of our developer partners to be able to sustain our store growth plan. In the case of developer delays of shopping center expansion, renovation or construction projects or developer bankruptcies, our expected store openings or remodels could be further delayed or cancelled, and maintenance and leasing at some shopping centers in which we have stores could be adversely affected.
Many of our key vendors limit the number of retail channels they use to sell their merchandise and competition to obtain and sell those goods is intense. Nearly all the brands of our top vendors are sold by competing retailers, and many of our top vendors also have their own dedicated retail stores. If one or more of our top vendors were to increase sales of merchandise through their own stores or to the stores of our competitors, our business could be adversely affected. We have no guaranteed supply arrangements with our principal merchandising sources. To counteract cash flow problems, our vendors could attempt to increase their prices, pass through increased costs, alter payment terms or seek other relief. Accordingly there can be no assurance that our vendors will continue to meet our quality, style or volume requirements. Our vendors may be forced to reduce their operations or file for bankruptcy protection, which in some cases would make it difficult for us to serve the market’s needs and could have a material adverse effect on our business.
GEOGRAPHIC LOCATION OF STORES
A significant amount of our total sales are derived from stores located on the west and east coasts, particularly California, which increases our dependence on local economic conditions within these states. The success of our credit card business is also highly dependent on our customers’ ability to pay and our ability to minimize risk when extending credit to cardholders. Deterioration in economic conditions and consumer confidence within these states has negatively impacted our business, including a reduction in overall sales, reduced gross margins and increased expenses including bad debt expense. These trends could become worse if these factors continue.
LEADERSHIP DEVELOPMENT AND SUCCESSION PLANNING
The training and development of our future leaders is important to our long-term growth. If we do not effectively implement our strategic and business planning processes to train and develop future leaders, our long-term growth may suffer. We rely on the experience of our senior management, who have specific knowledge relating to us and our industry that is difficult to replace. If unexpected leadership turnover occurs without adequate succession plans, the loss of the services of any of these individuals, or any negative perceptions of our business as a result of those losses, could damage our brand image and our business. Our operations could be adversely affected if we cannot attract and retain qualified key personnel.
Nordstrom, Inc. and subsidiaries 7

EMPLOYMENT LAWS AND REGULATIONS
Our policies and procedures are designed to comply with human resource laws, employment laws and discrimination laws set forth by the federal government and in each of the states and municipalities where we do business. Human resource laws include regulations related to wage and hour, meal and rest period, and commissions. Wage and hour laws are complex, and the related enforcement is increasingly aggressive, particularly in the state of California. Employment and discrimination laws continue to evolve, making ongoing compliance in this area a challenge. Failure to comply with these laws may result in damage to our reputation, class action lawsuits, legal and settlement costs, disruption of our business, and loss of customers and employees, which would result in a loss of sales, increased employment costs, low employee morale, and harm to our business and results of operations.
INFORMATION SECURITY AND PRIVACY
The protection of our customer, employee and company data is important to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with new and constantly changing requirements across our business units. In addition, our customers have a high expectation that we will adequately protect their personal information. A significant breach of customer, employee or company data could damage our reputation and result in lost sales, fines and lawsuits.
INFORMATION TECHNOLOGY STRATEGY
We make investments in information technology to sustain our competitive position. For 2009, we expect to spend approximately $155 on information technology operations and system development, which is key to our growth. We must monitor and choose the right investments and implement them at the right pace. Targeting the wrong opportunities, failing to make the best investments, or making an investment commitment significantly above or below our needs may result in the loss of our competitive position. In addition, if we do not maintain our current systems we may see interruptions to our business and increase our costs in order to bring our systems up to date.
We may implement too much technology, or change too fast, which could result in failure to adopt the new technology if we are not ready or capable of accepting it. Excessive technological change impacts the effectiveness of adoption, and could make it more difficult for us to realize benefits from the technology. However, not implementing new technologies can also compromise our competitive position. If we are unable to strike the appropriate balance in the pace of our adoption of new technology, our business may suffer.
REGULATORY COMPLIANCE
Our policies and procedures are designed to comply with all applicable laws and regulations, including those imposed by the SEC, NYSE, the banking industry and foreign countries. Additional legal and regulatory requirements and the fact that foreign laws occasionally conflict with domestic laws, have increased the complexity of the regulatory environment and the cost of compliance. Failure to comply with the various regulations may result in damage to our reputation, civil and criminal liability, fines and penalties, increased cost of regulatory compliance and restatements of our financial statements.
MULTI-CHANNEL STRATEGY EXECUTION
Over the past several years, we have made changes in our Direct business that better align our online shopping environment with the customer experience in our full-line stores. These changes included: aligning our Direct merchandise offering with our full-line stores to create a seamless experience for our customers between our stores and Web site, linking the full-line stores and Direct merchandise organizations; reducing the number and frequency of our Direct catalog mailings; and transitioning our Direct inventory system onto our full-line store platform. Our inability to continue to successfully execute this strategy could impact our future operating performance.
SEASONALITY
Our business is seasonal in nature. Due to our Anniversary Sale in July and the holidays in December, sales are higher for our Retail Stores and Direct segment in the second and fourth quarters of the fiscal year than in the first and third quarters. Accordingly, our results may vary considerably from quarter to quarter. In addition, we have significant additional cash requirements in the period leading up to the months of November and December in anticipation of higher sales volume in those months, including expenses for additional inventory, advertising and employees.
FOREIGN CURRENCY
We purchase a portion of our inventory from foreign suppliers whose cost to us is affected by fluctuations of their local currency against the U.S. dollar or who price their merchandise in currencies other than the U.S. dollar. We purchase goods from many countries and are affected by changes in numerous currencies as well as fluctuations in the U.S. dollar relative to foreign currencies. Changes in the value of the U.S. dollar relative to foreign currencies may increase our cost of goods sold, and if we are unable to pass these cost increases on to our customers, our gross margins, and ultimately our earnings, would decrease. Foreign currency fluctuations could have a material adverse effect on our business, financial condition and results of operations in the future.
ANTI-TAKEOVER PROVISIONS
We are incorporated in the state of Washington and subject to Washington state law. Some provisions of Washington state law could interfere with or restrict takeover bids or other change-in-control events affecting us. For example, one provision prohibits us, except under specified circumstances, from engaging in any significant business transaction with any shareholder who owns 10% or more of our common stock (an “acquiring person”) for a period of five years following the time that the shareholder became an acquiring person.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The following table summarizes the number of retail stores owned or leased by us, and the percentage of total store square footage represented by each listed category at January 31, 2009:

		% of total store
	Number of Stores	square footage

Owned stores on owned land	33	24.0%
Owned on leased land	56	47.1%
Leased stores	79	28.1%
Partly owned and partly leased	1	0.8%

Total	169	100.0%

We also own six merchandise distribution centers, located in Portland, Oregon; Dubuque, Iowa; Ontario, California; Newark, California; Upper Marlboro, Maryland; and Gainesville, Florida, which are utilized by the Retail Stores segment. The Direct segment utilizes one fulfillment center in Cedar Rapids, Iowa, which is owned on leased land. Our administrative offices in Seattle, Washington are a combination of leased and owned space. We also lease an office building in the Denver, Colorado metropolitan area that serves as an office of Nordstrom fsb and Nordstrom Credit, Inc.
Nordstrom, Inc. and subsidiaries 9

The following table lists our retail store facilities as of January 31, 2009:

			Year
		Square	Store
Location	Store Name	Footage	Opened

Full-Line Stores

ALASKA
Anchorage	Anchorage 5th Avenue Mall	97,000	1975

ARIZONA
Chandler	Chandler Fashion Center	149,000	2001
Scottsdale	Scottsdale Fashion Square	235,000	1998

CALIFORNIA
Arcadia	Westfield Santa Anita	151,000	1994
Brea	Brea Mall	195,000	1979	[1]
Canoga Park	Westfield Topanga	213,000	1984	[1]
Cerritos	Los Cerritos Center	122,000	1981
Corte Madera	The Village at Corte Madera	116,000	1985
Costa Mesa	South Coast Plaza	235,000	1978	[1]
Escondido	Westfield North County	156,000	1986
Glendale	Glendale Galleria	147,000	1983
Irvine	Irvine Spectrum Center	130,000	2005
Los Angeles	The Grove	120,000	2002
Los Angeles	Westside Pavilion	150,000	1985
Mission Viejo	The Shops at Mission Viejo	172,000	1999
Montclair	Montclair Plaza	134,000	1986
Palo Alto	Stanford Shopping Center	187,000	1984
Pleasanton	Stoneridge Mall	173,000	1990
Redondo Beach	South Bay Galleria	161,000	1985
Riverside	Galleria at Tyler	164,000	1991
Roseville	Westfield Galleria at Roseville	149,000	2000
Sacramento	Arden Fair	190,000	1989
San Diego	Fashion Valley	220,000	1981
San Diego	Westfield Horton Plaza	149,000	1985
San Diego	Westfield University Towne Center	130,000	1984
San Francisco	Westfield San Francisco Centre	350,000	1988
San Francisco	Stonestown Galleria	174,000	1988
San Jose	Westfield Valley Fair	232,000	1987	[1]
San Mateo	Hillsdale Shopping Center	149,000	1982
Santa Ana	Westfield MainPlace	169,000	1987
Santa Barbara	Paseo Nuevo	186,000	1990
Thousand Oaks	Thousand Oaks	145,000	2008
Walnut Creek	Broadway Plaza	193,000	1984

COLORADO
Broomfield	FlatIron Crossing	172,000	2000
Denver	Cherry Creek Shopping Center	142,000	2007
Lone Tree	Park Meadows	245,000	1996

CONNECTICUT
Farmington	Westfarms	189,000	1997

FLORIDA
Aventura	Aventura Mall	172,000	2008
Boca Raton	Town Center at Boca Raton	193,000	2000
Coral Gables	Village of Merrick Park	212,000	2002
Miami	Dadeland Mall	150,000	2004
Naples	Waterside	81,000	2008
Orlando	The Florida Mall	174,000	2002
Palm Beach Gardens	The Gardens	150,000	2006
Tampa	International Plaza	172,000	2001
Wellington	The Mall at Wellington Green	127,000	2003

			Year
		Square	Store
Location	Store Name	Footage	Opened

GEORGIA
Atlanta	Perimeter Mall	243,000	1998
Atlanta	Phipps Plaza	140,000	2005
Buford	Mall of Georgia	172,000	2000

HAWAII
Honolulu	Ala Moana Center	211,000	2008

ILLINOIS
Chicago	Michigan Avenue	274,000	2000
Oak Brook	Oakbrook Center	249,000	1991
Schaumburg	Woodfield Shopping Center	215,000	1995
Skokie	Westfield Old Orchard Center	209,000	1994

INDIANA
Indianapolis	Circle Centre	216,000	1995
Indianapolis	Fashion Mall	134,000	2008

KANSAS
Overland Park	Oak Park Mall	219,000	1998

MARYLAND
Annapolis	Westfield Annapolis Mall	162,000	1994
Bethesda	Westfield Montgomery Mall	225,000	1991
Columbia	The Mall in Columbia	173,000	1999
Towson	Towson Town Center	205,000	1992

MASSACHUSETTS
Burlington	Burlington Mall	143,000	2008
Natick	Natick Collection	154,000	2007

MICHIGAN
Clinton Township	Partridge Creek	122,000	2008
Novi	Twelve Oaks Mall	172,000	2007
Troy	Somerset Collection	258,000	1996

MINNESOTA
Bloomington	Mall of America	240,000	1992

MISSOURI
Des Peres	West County	193,000	2002

NEVADA
Las Vegas	Fashion Show	207,000	2002

NEW JERSEY
Edison	Menlo Park	204,000	1991
Freehold	Freehold Raceway Mall	174,000	1992
Paramus	Westfield Garden State Plaza	282,000	1990
Short Hills	The Mall at Short Hills	188,000	1995

NEW YORK
Garden City	Roosevelt Field	241,000	1997
White Plains	The Westchester	219,000	1995

NORTH CAROLINA
Charlotte	SouthPark	151,000	2004
Durham	The Streets at Southpoint	149,000	2002

1This store has been subsequently relocated.

			Year
		Square	Store
Location	Store Name	Footage	Opened

Full-Line Stores (continued)

OHIO
Beachwood	Beachwood Place	231,000	1997
Columbus	Easton Town Center	174,000	2001

OREGON
Portland	Clackamas Town Center	121,000	1981
Portland	Downtown Portland	174,000	1966	[1]
Portland	Lloyd Center	150,000	1963	[1]
Salem	Salem Center	71,000	1980
Tigard	Washington Square	189,000	1974	[1]

PENNSYLVANIA
King of Prussia	King of Prussia	238,000	1996
Pittsburgh	Ross Park	143,000	2008

RHODE ISLAND
Providence	Providence Place	206,000	1999

TEXAS
Austin	Barton Creek Square	150,000	2003
Dallas	Galleria Dallas	249,000	1996
Dallas	NorthPark Center	212,000	2005
Frisco	Stonebriar Centre	149,000	2000
Houston	Houston Galleria	226,000	2003
Hurst	North East Mall	149,000	2001
San Antonio	The Shops at La Cantera	149,000	2005

UTAH
Murray	Fashion Place	110,000	1981
Orem	University Mall	122,000	2002

VIRGINIA
Arlington	The Fashion Centre at	241,000	1989
	Pentagon City
Dulles	Dulles Town Center	148,000	2002
McLean	Tysons Corner Center	211,000	1988
Norfolk	MacArthur Center	166,000	1999
Richmond	Short Pump Town Center	128,000	2003

WASHINGTON
Bellevue	Bellevue Square	285,000	1967	[1]
Lynnwood	Alderwood	151,000	1979	[1]
Seattle	Downtown Seattle	383,000	1963	[1]
Seattle	Northgate Mall	122,000	1965
Spokane	River Park Square	137,000	1974	[1]
Tacoma	Tacoma Mall	144,000	1966	[1]
Tukwila	Westfield Southcenter	170,000	1968
Vancouver	Westfield Vancouver	71,000	1977

Other

Atlanta, GA	Jeffrey	12,000	2007
New York, NY	Jeffrey	11,000	2007

Nordstrom Rack Group

Chandler, AZ	Chandler Festival Rack	37,000	2000
Phoenix, AZ	Last Chance	48,000	1992	[1]
Scottsdale, AZ	Scottsdale Promenade Rack	38,000	2000

			Year
		Square	Store
Location	Store Name	Footage	Opened

Nordstrom Rack Group (continued)

Brea, CA	Brea Union Plaza Rack	45,000	1999
Chino, CA	Chino Spectrum Towne Center Rack	38,000	1987	[1]
Colma, CA	Colma Rack	31,000	1987
Costa Mesa, CA	Metro Pointe at South Coast Rack	50,000	1983	[1]
Fresno, CA	Villaggio Retail Center Rack	32,000	2002
Glendale, CA	Glendale Fashion Center Rack	36,000	2000
Laguna Hills, CA	Laguna Hills Mall Rack	35,000	2008
Long Beach, CA	Long Beach CityPlace Rack	33,000	2002
Los Angeles, CA	The Promenade at Howard Hughes	41,000	2001
	Center Rack
Ontario, CA	Ontario Mills Mall Rack	40,000	2002
Oxnard, CA	Esplanade Shopping Center Rack	38,000	2001
Roseville, CA	Creekside Town Center Rack	36,000	2001
Sacramento, CA	Howe `Bout Arden Center Rack	54,000	1999
San Diego, CA	Westfield Mission Valley Rack	57,000	1985	[1]
San Francisco, CA	555 Ninth Street Retail Center Rack	43,000	2001
San Jose, CA	Westgate Mall Rack	48,000	1998
San Leandro, CA	San Leandro Rack	44,000	1990
San Marcos, CA	Grand Plaza Rack	35,000	2006
Woodland Hills, CA	Topanga Rack	64,000	1984
Broomfield, CO	Flatiron Marketplace Rack	36,000	2001
Lone Tree, CO	Meadows Marketplace Rack	34,000	1998
Miami, FL	Last Chance	26,000	2005
Sunrise, FL	The Oasis at Sawgrass Mills Rack	27,000	2003
Buford, GA	Mall of Georgia Crossing Rack	44,000	2000
Honolulu, HI	Ward Centers Rack	34,000	2000
Chicago, IL	The Shops at State and	41,000	2003
	Washington Rack
Naperville, IL	Springbrook Prairie Pavilion Rack	37,000	2008
Northbrook, IL	Northbrook Rack	40,000	1996
Oak Brook, IL	The Shops at Oak Brook Place Rack	42,000	2000
Schaumburg, IL	Woodfield Rack	45,000	1994
Danvers, MA	Liberty Tree Mall Rack	43,000	2008
Gaithersburg, MD	Gaithersburg Rack	49,000	1999
Towson, MD	Towson Rack	31,000	1992
Grand Rapids, MI	Centerpointe Mall Rack	40,000	2001
Troy, MI	Troy Marketplace Rack	40,000	2000
Bloomington, MN	Mall of America Rack	41,000	1998
Las Vegas, NV	Silverado Ranch Plaza Rack	33,000	2001
Westbury, NY	The Mall at the Source Rack	48,000	1997
White Plains, NY	City Center Rack	36,000	2008
Lyndhurst, OH	Legacy Village Rack	40,000	2008
Beaverton, OR	Tanasbourne Town Center Rack	53,000	1998
Clackamas, OR	Clackamas Promenade Rack	28,000	1983	[1]
Portland, OR	Downtown Portland Rack	32,000	1986	[1]
King of Prussia, PA	The Overlook at King of	45,000	2002
	Prussia Rack
Plano, TX	Preston Shepard Place Rack	39,000	2000
San Antonio, TX	The Rim Rack	35,000	2008
Salt Lake City, UT	Sugarhouse Rack	31,000	1991
Sterling, VA	Dulles Town Crossing Rack	41,000	2001
Woodbridge, VA	Potomac Mills Rack	46,000	1990
Auburn, WA	SuperMall of the Great	48,000	1995
	Northwest Rack
Bellevue, WA	Factoria Mall Rack	46,000	1997
Lynnwood, WA	Golde Creek Plaza Rack	38,000	1985	[1]
Seattle, WA	Downtown Seattle Rack	42,000	1987
Spokane, WA	NorthTown Mall Rack	28,000	2000
Tukwila, WA	Southcenter Square Rack	35,000	2007

1This store has been subsequently relocated.
To date in 2009, we have relocated one full-line store and opened two new Rack stores. During the remainder of 2009, we are scheduled to open three full-line stores and eight additional Rack stores. In 2010, we are scheduled to open three new full-line stores and four Rack stores.
Nordstrom, Inc. and subsidiaries 11

Item 3. Legal Proceedings.
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
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
MARKET, SHAREHOLDER AND DIVIDEND INFORMATION
Our common stock, without par value, is traded on the New York Stock Exchange under the symbol “JWN.” The approximate number of holders of common stock as of March 11, 2009 was 103,543, based upon the number of registered and beneficial shareholders, as well as the number of employee shareholders in the Nordstrom 401(k) Plan and Profit Sharing Plan. On this date we had 215,485,680 shares of common stock outstanding.
The high and low sales prices of our common stock and dividends declared for each quarter of 2008 and 2007 are presented in the table below:

	Common Stock Price
	2008		2007		Dividends per Share
	High	Low	High	Low	2008	2007

1st Quarter	$40.59	$30.72	$59.70	$49.35	$0.16	$0.135
2nd Quarter	$38.65	$25.67	$56.00	$42.70	$0.16	$0.135
3rd Quarter	$37.00	$13.66	$53.47	$36.12	$0.16	$0.135
4th Quarter	$18.17	$6.61	$39.95	$28.00	$0.16	$0.135
Full Year	$40.59	$6.61	$59.70	$28.00	$0.64	$0.54

STOCK PRICE PERFORMANCE
The following graph compares, for each of the last five fiscal years ending January 31, 2009, the cumulative total return of Nordstrom, Inc. common stock, Standard & Poor’s 500 Index and Standard & Poor’s Retail Index. The Retail Index is comprised of 27 retail companies, including Nordstrom, Inc., representing an industry group of the Standard & Poor’s 500 Index. The cumulative total return of Nordstrom, Inc. common stock assumes $100 invested on January 31, 2004 in Nordstrom, Inc. common stock and assumes reinvestment of dividends.

PERFORMANCE GRAPH

Nordstrom, Inc. Common Stock
Standard & Poor's Retail Index
Standard & Poor's 500 Index
300
200
100
0
Dollars
1/31/04
1/29/05
1/28/06
2/3/07
2/2/08
1/31/09
Year Ended

End of fiscal year:	2003	2004	2005	2006	2007	2008

Standard & Poor’s 500 Index	100	104	113	128	123	73
Standard & Poor’s Retail Index	100	114	123	140	113	69
Nordstrom, Inc. common stock	100	122	219	296	209	72

Nordstrom, Inc. and subsidiaries 13

Item 6. Selected Financial Data.
(Dollars in millions except sales per square foot and per share amounts)
The following selected financial data are derived from the audited Consolidated Financial Statements and should be read in conjunction with Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and related notes included in Item 8 of this Annual Report on Form 10-K.

Fiscal year	2008	2007[6]	2006	2005	2004

Operations
Net sales	$8,272	$8,828	$8,561	$7,723	$7,131
Same-store sales percentage (decrease) increase[1]	(9.0% )	3.9%	7.5%	6.0%	8.5%
Credit card revenues[2]	301	252	105	97	102
Gross profit[3]	2,855	3,302	3,207	2,835	2,572
Gross profit rate[4]	34.5%	37.4%	37.5%	36.7%	36.1%
Selling, general and administrative expenses:[2]
Retail stores, direct and other segments[2]	(2,111)	(2,183)	(2,205)	(2,016)	(1,934)
Retail stores, direct and other segments rate[4]	25.5%	24.7%	25.8%	26.1%	27.1%
Credit segment[2]	(275)	(177)	(92)	(85)	(86)
Total selling, general and administrative rate[4]	28.8%	26.7%	26.8%	27.2%	28.3%
Other income and expense, net[2]	9	19	134	99	71
Earnings before interest and income taxes (“EBIT”)	779	1,247	1,149	930	725
EBIT as a percentage of total revenues	9.1%	13.7%	13.3%	11.9%	10.0%
Interest expense, net	(131)	(74)	(43)	(45)	(78)
Earnings before income taxes (“EBT”)	648	1,173	1,106	885	647
EBT as a percentage of total revenues	7.6%	12.9%	12.8%	11.3%	8.9%
Net earnings	401	715	678	551	393
Net earnings as a percentage of total revenues	4.7%	7.9%	7.8%	7.1%	5.4%
Earnings per diluted share	$1.83	$2.88	$2.55	$1.98	$1.38
Dividends per share	$0.64	$0.54	$0.42	$0.32	$0.24
Return on average shareholders’ equity	34.5%	43.6%	31.8%	28.4%	23.0%
Sales per square foot[5]	$388	$435	$423	$392	$369

Financial Position (at year end)
Customer accounts receivable, net	$1,881	$1,705	$609	$567	$580
Investment in asset backed securities	-	-	428	561	422
Merchandise inventories	900	956	997	956	917
Current assets	3,217	3,361	2,742	2,874	2,572
Current liabilities	1,601	1,635	1,433	1,623	1,341
Land, buildings and equipment, net	2,221	1,983	1,757	1,774	1,780
Long-term debt, including current portion	2,238	2,497	631	934	1,030
Shareholders’ equity	1,210	1,115	2,169	2,093	1,789
Book value per share	5.62	5.05	8.43	7.76	6.59
Total assets	5,661	5,600	4,822	4,921	4,605

Store Information (at year end)
Full-line stores	109	101	98	98	94
Rack and other stores	60	55	57	57	56
International Façonnable boutiques	-	-	36	32	31
Total square footage	21,876,000	20,502,000	20,170,000	20,070,000	19,397,000

1 Same-stores include stores that have been open at least one full year at the beginning of the year and merchandise sales from our Direct segment. Fiscal year 2006 includes an extra week (the 53rd week) as a result of our 4-5-4 retail reporting calendar. The 53rd week is not included in same-store sales calculations.
2 As described in Note 1 of the Notes to Consolidated Financial Statements in Item 8, we have reclassified credit card revenues and selling, general and administrative expenses for our credit segment in our consolidated statements of earnings to more clearly present our credit card business. Credit card revenues include finance charges, late and other fees generated by our combined Nordstrom private label card and Nordstrom VISA credit card programs, and interchange fees generated by the use of Nordstrom VISA cards at third-party merchants. These revenues were previously included in finance charges and other, net in our consolidated statement of earnings. Selling, general and administrative expenses for our credit segment consist of operational and marketing costs incurred to support and service our credit card programs and bad debt expense, and were previously included in total selling, general and administrative expenses in our consolidated statements of earnings.
3 Gross profit is calculated as net sales less cost of sales and related buying and occupancy costs (for all segments).
4 Gross profit and selling, general and administrative rates are calculated as a percentage of net sales.
5 Sales per square foot is calculated as net sales for all of our segments divided by weighted average square footage.
6 During the third quarter of 2007, we completed the sale of our Façonnable business and realized a gain on sale of $34 ($21, net of tax). Results of operations for fiscal year 2007 include the international Façonnable boutiques through August 31, 2007 and the domestic Façonnable boutiques through October 31, 2007. Prior to the sale, the domestic Façonnable boutiques were included in “Rack and other stores.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar, share and square footage amounts in millions except percentages, per share and per square foot amounts)
Nordstrom is a fashion specialty retailer offering high-quality apparel, shoes, cosmetics and accessories for women, men and children. We offer a wide selection of brand name and private label merchandise. We offer our products through multiple channels including full-line ‘Nordstrom’ stores, off-price ‘Nordstrom Rack’ stores, ‘Jeffrey’ boutiques, catalogs and on the Internet at www.nordstrom.com. Our stores are located throughout the United States. In addition, we offer our customers a variety of payment products and services including our loyalty program.
As a multi-channel retailer, we believe we are well positioned to respond to evolving customer needs and expectations. Our goal is to offer knowledgeable, friendly and welcoming service in our stores, online, and through our credit business with an integrated offering and consistent experience. Our salespeople are focused on building deeper relationships with our customers through their product knowledge and ability to offer solutions which save the customer’s time. We continue to strive to serve our customers better, using resources such as Personal Book, Fashion Rewards and the ability for our salespeople to seamlessly find inventory anywhere in the company. In 2008, we launched the “Buy Online, Pick Up in Store” service, which allows customers to purchase online, then pick up their item at a Nordstrom store on the same day. We want to create value for our customers through our seamless and unique shopping experience.
We’ve found that there’s a great deal of opportunity to grow our sales in existing stores simply by earning a greater share of our customers’ business across multiple product categories. We use customer research to better serve our customers’ needs and wants, whether it is a new wardrobe of great foundation pieces or an updated item to enhance their current attire. Our customer still wants newness, fashion, quality and brands. Our goal is to provide all of these items, with a best-in-market selection of versatile and compelling fashion brands. Over the course of 2008, it became clear that value and price sensitivity are important factors to our customers. With a broad merchandise offering, we can adjust our mix without changing who we are or how we are positioned in the market. Our merchants are working hard with our vendors to provide the right balance of quality, value and price points to our customers.
RESULTS OF OPERATIONS
2008 Overview
The business environment during 2008 was both challenging and volatile. The first half of the year was relatively stable with quarterly same-store sales decreasing between 6.0% and 6.5%. The second half of 2008 was more volatile as consumers reduced their discretionary spending due to economic concerns and uncertainty, and retailers struggled to align their businesses with significantly lower levels of demand. As a result, our quarterly same-store sales in the second half of 2008 declined between 11.1% and 12.5% and our gross profit was negatively impacted. In response, we needed to make tough choices in the near term while remaining true to our long-term strategy. Even in a challenging and uncertain economy, our strategy remains unchanged in its focus on customers and building strong relationships with them. We strive to provide superior service and compelling merchandise within existing product categories in an effort to grow our share of business with core customers. While the conditions in 2008 required that we significantly reduce expenses, inventory and planned capital expenditures, we believe we have done so while preserving our standards of service, product and shopping experience.
Our variable cost business model provides flexibility that helps mitigate the impact of slower sales trends on profit margins and cash flows. While we believe our model adjusts well to changing market trends, we took additional actions on expenses, working capital and planned capital expenditures to further mitigate operating margin pressure, improve operating cash flow and maintain a healthy balance sheet. We ended the fiscal year with inventory levels aligned with current sales trends. We followed a disciplined approach to finding and executing expense reduction opportunities and will continue these efforts through 2009. Given the current economic conditions, our capital expenditures in 2009 will be significantly reduced compared to our plan last year. These changes include reducing the number of major full-line store remodels from approximately six per year to approximately two per year. Additionally, the economic environment has affected our real estate development partners, who have delayed or canceled several of our planned new full-line stores. We are continuously monitoring our capital expenditure plans as economic conditions change. Although we have reduced our planned capital expenditures overall, we did not reduce our maintenance expenditures budget, as it is important that we maintain the look, feel and experience of shopping in our stores. Overall, we believe we are well positioned to weather the economic downturn, while maintaining an unwavering focus on our customers and positioning the company for the future.
Full year earnings before income taxes (“EBT”) decreased $525 from $1,173 in 2007 to $648 in 2008. The Retail Stores, Direct and Other segments produced $491 of this decrease due to lower sales and increased markdowns, partially offset by decreased variable costs and savings in fixed expenses. Our Credit segment contributed $34 of the decline in EBT, as our credit card yields were negatively impacted by higher bad debt expense and lower interest rates.
As described in Note 1 of the Notes to Consolidated Financial Statements in Item 8, we have reclassified credit card revenues and expenses in our consolidated statements of earnings to more clearly present our credit card business. Credit card revenues include finance charges, late and other fees generated by our combined Nordstrom private label card and Nordstrom VISA credit card programs, and interchange fees generated by the use of Nordstrom VISA cards at third-party merchants. These revenues were previously included in finance charges and other, net in our consolidated statement of earnings. Selling, general and administrative expenses for our credit segment consist of operational and marketing costs incurred to support and service our credit card programs and bad debt expense, and were previously included in total selling, general and administrative expenses in our consolidated statements of earnings.
Nordstrom, Inc. and subsidiaries 15

Retail Stores, Direct and Other Segments
Summary

Fiscal year	2008	2007	2006

Net sales	$8,272	$8,828	$8,561
Cost of sales and related buying and occupancy costs	(5,367)	(5,479)	(5,316)
Gross profit[1]	2,905	3,349	3,245
Selling, general and administrative expenses	(2,111)	(2,183)	(2,205)

% of net sales:
Cost of sales and related buying and occupancy costs	64.9%	62.1%	62.1%
Gross profit	35.1%	37.9%	37.9%
Selling, general and administrative expenses	25.5%	24.7%	25.8%

1Gross profit is calculated as net sales less Retail Stores, Direct and Other segment cost of sales and related buying and occupancy costs.
Net Sales

Fiscal year	2008		2007	2006

Net sales	$8,272		$8,828	$8,561
Net sales (decrease) increase	(6.3%	)	3.1%	10.8%
Same-store sales (decrease) increase	(9.0%	)	3.9%	7.5%
Sales (decrease) increase by channel:
Full-line same-store sales	(12.4%	)	2.5%	5.9%
Rack same-store sales	3.1%		8.7%	10.9%
Net sales — Direct	8.4%		17.9%	24.7%
Percentage of net sales by merchandise category:
Women’s apparel	34%		35%	35%
Shoes	21%		20%	20%
Men’s apparel	16%		18%	18%
Women’s accessories	12%		11%	10%
Cosmetics	11%		11%	11%
Children’s apparel	3%		3%	3%
Other	3%		2%	3%

Total	100%		100%	100%

2008 VS 2007 NET SALES
Net sales declined 6.3% in 2008 compared to 2007. The decrease was due to same-store sales declines in our full-line stores, partially offset by increases in same-store sales for Rack and Direct, as well as new store openings.
Same-store sales for our full-line stores decreased 12.4% compared to the same period last year. The largest same-store sales decreases came in women’s apparel and men’s apparel. Women’s apparel continues to experience a market-wide downturn and we have seen a decline in men’s apparel correspond to the economic downturn, particularly during the fourth quarter. Regionally, business trends were most challenging in markets undergoing the largest housing price corrections. California was the most challenging region throughout 2008, with same-store sales below the full-line store average. All other regions were above the same-store sales average for full-line stores.
Our Rack channel had its seventh consecutive year of positive sales growth with a same-store sales increase of 3.1% for the year. Rack purchases merchandise from third parties and also serves as a clearance channel for our full-line stores. The accessories and men’s apparel categories drove this growth. Designer handbags led accessories and premium denim led men’s apparel. All regions contributed to the positive same-store sales results.
Our Direct channel net sales increased 8.4% for the year, with results driven by accessories, women’s apparel and kids’ merchandise categories. The growth in our Direct business was driven by our efforts to better align our merchandise offering and experience with our full-line stores. Our new “Buy Online, Pick Up in Store” service proved to be a convenient and valued service for our customers over the holiday gift-giving season.
During 2008 we opened eight new full-line and six new Rack stores. These new stores represent 3.3% of our total net sales for fiscal 2008, and increased our gross square footage by 6.7% during 2008.
2007 VS 2006 NET SALES
Total net sales increased 3.1% as a result of same-store sales increases as well as from the three full-line stores and one Rack store opened during fiscal 2007. The 2006 fiscal calendar had 53 weeks compared to our normal operating calendar of 52 weeks. In the 53rd week of 2006, we had sales of $118. Excluding the extra week of sales in fiscal 2006, total sales increased 4.6% in fiscal year 2007. The 53rd week is not included in same-store sales calculations.

Our full-line stores had a 2.5% same-store sales increase in 2007, on top of a 5.9% increase in 2006. The Midwest, South and Northwest were our strongest performing regions during 2007. By category, our largest same-store sales increases came from our designer apparel, women’s accessories and men’s apparel categories. Designer apparel offers fashion-forward and aspirational products, and customer demand for these products was strong. Women’s accessories benefited from increased sales of handbags and fashion jewelry. The increase in men’s apparel was in part due to growth in our younger contemporary offering.
Our Rack same-store sales increased 8.7% in 2007, following a 10.9% increase in 2006. The sales growth came from all regions and merchandise categories. Same-store sales were consistent across all regions, which showed high single-digit increases. The largest same-store sales increases were in accessories and men’s apparel. High performance bodywear, watches and sunglasses led the accessories category. The men’s increase reflects sales from premium denim, suits and dress shirts.
Nordstrom Direct’s 2007 total net sales increased 17.9% to $644. The growth in our Direct business was driven by our efforts to better align our online shopping environment with the customer experience in our full-line stores. This includes aligning our merchandise offering with the full-line stores to create a seamless experience for customers.
During 2007 we opened three new full-line stores and one new Rack store. These new stores represent 1.0% of our total net sales for fiscal 2007, and increased our gross square footage by 2.6% during 2007.
2009 FORECAST OF SAME-STORE SALES
As of March 20, 2009, we have relocated one full-line store and opened two new Rack stores. In total, we plan to open three new full-line stores and eight additional Rack stores during the year. This will increase retail square footage by approximately 3.7%. We expect 2009 same-store sales to decrease approximately 10% to 15%. Based on the pace of business in 2008, same-store sales in the first half of 2009 are expected to be 300 to 400 basis points lower than the projected annual rate.
Gross Profit

Fiscal year	2008	2007	2006

Gross profit[1]	$2,905	$3,349	$3,245
Gross profit rate[2]	35.1%	37.9%	37.9%
Average inventory per square foot	$49.00	$52.70	$52.37
Inventory turnover rate[3]	5.20	5.16	5.06

[1] Gross profit is calculated as net sales less Retail Stores, Direct and Other segment cost of sales and related buying and occupancy costs.

[2] Gross profit rate is calculated as gross profit divided by net sales.

[3] Inventory turnover rate is calculated as annual cost of sales and related buying and occupancy costs (for all segments) divided by 5-quarter average inventory.
2008 VS 2007 GROSS PROFIT
Gross profit dollars decreased $444 from last year while our gross profit rate declined 280 basis points. Our gross profit rate is made up of both merchandise margin rates and buying and occupancy cost rate. The deterioration for the year was driven primarily by a decrease in our merchandise margin rate as we utilized markdowns to respond to slower sales and a more competitive environment. All major merchandise categories at our full-line stores contributed to this decrease. Our buying and occupancy costs as a percentage of sales increased 76 basis points as many of these costs are fixed relative to the sales decline.
Our average inventory turnover improved slightly over last year while our average inventory per square foot decreased 7.0% compared to the prior year. Our merchants’ efforts to align inventory levels to lower demand resulted in the improvement in our inventory turnover rate and our lower inventory per square foot. Our objective is to match the change in inventory per square foot, which declined 7.0% on average, with our same-store sales rate, which declined 9.0% for the year.
2007 VS 2006 GROSS PROFIT
Our gross profit rate in 2007 was consistent with 2006. During 2007 we experienced increasing inventory levels coupled with slower sales trends. To realign our inventory levels, we took higher markdowns during the last half of the year. The increase in markdowns was offset by a decrease in our buying and occupancy costs, which declined due to lower performance-based incentives and from the sale of our Façonnable business in 2007.
The increase in our average inventory per square foot in 2007 compared with 2006 supported the growth of our designer business in apparel, accessories and shoes. Although we encountered softer sales trends during the latter half of 2007, inventory discipline and growth in sales throughout the year resulted in improvement in our inventory turnover rate, which increased 1.9%.
2009 FORECAST OF GROSS PROFIT
In 2009, we expect a 150 to 250 basis point decrease in our gross profit rate. Although we begin 2009 with a good inventory position, we expect continued gross margin pressure as a result of competitive pressure and lower levels of customer demand. We will also incur additional occupancy expense for the three new full-line stores and ten new Rack stores in 2009.
Nordstrom, Inc. and subsidiaries 17

Selling, General and Administrative Expenses

Fiscal year	2008	2007	2006

Selling, general and administrative expenses	$2,111	$2,183	$2,205
Selling, general and administrative rate[1]	25.5%	24.7%	25.8%

1 Selling, general and administrative rate is calculated as selling, general and administrative expenses for our Retail Stores, Direct and Other segments as a percentage of net sales.
2008 VS 2007 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Our selling, general and administrative expenses decreased $72 due to lower variable expenses as well as costs savings resulting from our focus on controlling fixed expenses, partially offset by the additional expenses related to our new stores. During 2008, we opened eight new full-line stores and six new Rack stores, which contributed $72 of additional expenses.
Our selling, general and administrative expenses as a percentage of net sales increased 79 basis points. The increase as a percentage of net sales was due to the fixed nature of many of our selling, general and administrative expenses and the impact of declining sales.
2007 VS 2006 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses were relatively flat in 2007 compared with 2006. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to decreases in our incentive costs tied to company performance.
2009 FORECAST OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In 2009, our selling, general and administrative dollars are expected to decrease $85 to $175, dependent on our sales performance in 2009. We anticipate our variable expense model to continue to adjust to sales trends. Additionally, continuing to manage headcount to our business, as well as targeted reductions in merit-based salary awards, discretionary spending and marketing and technology will reduce our fixed expenses. We expect $42 of additional selling, general and administrative expenses from new stores, which will partially offset the reduction in fixed and variable expenses.
We expect our selling, general and administrative expenses as a percentage of net sales to be slightly higher in 2009 compared with 2008, due to the fixed nature of many of these expenses in relation to our expected decline in net sales.
Gain on Sale of Façonnable
During the third quarter of 2007, we completed the sale of the Façonnable business in exchange for cash of $216, net of transaction costs, and realized a gain on sale of $34. The impact to reported earnings per diluted share for the year was $0.09, net of tax of $13.

Credit Segment
The Nordstrom Credit card products are designed to grow retail sales and customer relationships by providing superior payment products, services and loyalty benefits. We believe that owning our credit card business allows us to fully integrate our rewards program with our retail stores and provide superior service and experience to our customers, thus deepening our relationship with customers and driving higher levels of long-term customer loyalty. Each card enables participation in the Nordstrom Fashion Rewards® program, through which the customer accumulates points based on their level of spending (two points per dollar spent at Nordstrom and one point per dollar spent outside of Nordstrom stores). Upon reaching two thousand points, customers receive twenty dollars in Nordstrom Notes®, which can be redeemed for goods or services in our stores. As customers increase their level of spending they receive additional benefits, including rewards such as complimentary shipping and alterations in our retail stores. We believe the Fashion Rewards program, including these additional rewards, drives sales in our Retail Stores and Direct segments.
The table below illustrates a detailed view of the operational results of our Credit segment, consistent with the segment disclosure provided in the notes to the consolidated financial statements. In order to view the total economic contribution of our credit card program, the following items are also included in the table below:
•	During 2007, we combined our Nordstrom private label credit card and Nordstrom VISA credit card programs into one securitization program. At this time the Nordstrom VISA credit card receivables were brought on-balance sheet. While the underlying economics of the business did not change (Nordstrom has always owned 100% of its Credit segment), the accounting for this business segment did change. For comparability between years, off-balance sheet income (expense), net (credit card revenues, net of bad debt and interest expense) is shown to mitigate the impact of the change in accounting.

•	Intercompany merchant fees represents the estimated intercompany income of our credit business from the usage of our cards in the Retail Stores and Direct segments. To encourage the use of Nordstrom cards in our stores, the Credit segment does not charge the Retail Stores and Direct segments an interchange merchant fee. On a consolidated basis, we avoid these costs which would be incurred if our customers used third-party cards.

Fiscal year	2008	2007	2006
Finance charge revenue	$215	$194	$96
Late fees and other revenue	18	12	9
Interchange	69	47	-

Total credit card revenues	302	253	105
Interest expense	(50)	(64)	(37)

Net credit card income	252	189	68

Cost of sales — loyalty program	(50)	(47)	(38)
Selling, general and administrative expenses[1]	(275)	(198)	(92)

Total expense	(325)	(245)	(130)

Other income and expense, net[1]	1	18	109

Credit card (charge) contribution to earnings before income tax expense, as presented in segment disclosure	(72)	(38)	47

Off-balance sheet income (expense), net[2]	-	9	(6)
Intercompany merchant fees	48	48	43

Total credit card (charge) contribution	$(24)	$19	$84

Average accounts receivable investment (assuming 80% of accounts receivable is funded with debt)	$382	$332	$283
Credit card (charge) contribution, net of tax, as a percentage of average accounts receivable investment	(3.9% )	3.5%	18.1%

1In 2007, the one-time transitional charge-offs on the Nordstrom VISA receivables of $21 are included in other income and expense, net on our consolidated statement of earnings. In the above disclosure this amount is included in selling, general and administrative expenses. These charge-offs represent actual write-offs on the Nordstrom VISA credit card portfolio during the eight-month transitional period.
2Includes off-balance sheet finance charges and other income of $22 in 2007 and $37 in 2006, off-balance sheet interest expense of $6 in 2007 and $21 in 2006, and off-balance sheet bad debt expense of $7 in 2007 and $22 in 2006.
CREDIT CARD REVENUES
Credit card revenues include finance charges, late and other fees, and interchange fees. The majority of our credit accounts have finance charge rates that vary with changes in the prime rate. Interchange fees are earned from the use of Nordstrom VISA cards at merchants outside of Nordstrom.
Credit card revenues increased from $253 in 2007 to $302 in 2008 in part due to the Nordstrom VISA portfolio being on-balance sheet for a full year in fiscal 2008 compared to only three quarters in fiscal 2007, as well as overall portfolio growth. During the first three quarters of fiscal 2008, the positive impact we saw on finance charge revenue as a result of portfolio growth was partially offset by a significant reduction in the average prime rate as most of our Nordstrom private label and VISA cards have annual percentage rate terms that are tied to the prime rate. However, during the fourth quarter of 2008, finance charge revenues improved slightly due to a change in our credit card pricing terms effective November 15, 2008.
The increase in credit card revenues from $105 in 2006 to $253 in 2007 is due to bringing the Nordstrom VISA portfolio on-balance sheet as of May 1, 2007, as well as portfolio growth year over year.
Nordstrom, Inc. and subsidiaries 19

INTEREST EXPENSE
Interest is assigned to the Credit segment proportionate to the amount of debt estimated to fund our credit card receivables, which assumes a mix of 80% debt and 20% equity. The average accounts receivable investment metric included in the table on the previous page represents our best estimate of the amount of capital for our credit card program that is financed by equity. As a means of assigning comparable cost of capital for our credit card business, we believe it is important to maintain a capital structure similar to other financial institutions. Based on our research, we have found that debt as a percentage of credit card receivables for other credit card companies ranges from 70% to 90%. We believe that debt equal to 80% of our credit card receivables is appropriate given our overall capital structure goals.
Interest expense decreased to $50 in 2008 from $64 in 2007 due to declining variable interest rates, partially offset by higher average borrowings. Interest expense increased in 2007 compared to 2006 due to higher variable interest rates and higher average borrowings due to bringing the Nordstrom VISA portfolio on-balance sheet as well as year over year portfolio growth.
COST OF SALES
Cost of sales includes the estimated cost of Nordstrom Notes that will be issued and redeemed under the rewards program. The increase in cost of sales expense in 2007 compared with 2006 was due to growth in volume.
CREDIT SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for our credit segment are made up of bad debt and operational and marketing expenses, which are summarized in the following table:

Fiscal year	2008	2007	2006

Bad debt expense[1]	$173	$107	$17
Operational and marketing expense	102	91	75

Total credit selling, general and administrative expense	$275	$198	$92

1 In 2007, the one-time transitional charge-offs on the Nordstrom VISA receivables of $21 are included in other income and expense, net on our consolidated statement of earnings. In the above disclosure this amount is included in bad debt expense. These charge-offs represent actual write-offs on the Nordstrom VISA credit card portfolio during the eight-month transitional period.
Bad Debt Expense
Bad debt expense increased to $173 in 2008 from $107 in 2007 due to increased delinquencies and write-offs reflecting current consumer credit trends, as well as reserves for higher projected losses inherent in the receivables portfolio as of January 31, 2009. Overall, we believe our credit card portfolio remains high quality compared with the credit card industry as a whole, with customers considered to have prime or better credit scores making up approximately 90% of total spending on our credit cards in 2008. While our delinquency and write-off rates have been negatively impacted by the current economic conditions, our rates remain relatively low when compared to the credit card industry average.
The following table illustrates the allowance for doubtful accounts activity for the past three fiscal years:

Fiscal year	2008	2007	2006

Allowance at beginning of period	$73	$17	$18
Bad debt provision[1]	173	86	17
Net write-offs (on-balance sheet)	(108)	(30)	(18)

Allowance at end of period	$138	$73	$17
Allowance as a percentage of on-balance sheet accounts receivable	6.8%	4.1%	2.7%
Bad debt provision as a percentage of average on-balance sheet accounts receivable	9.1%	5.8%	2.8%
Net write-offs as a percentage of average receivables[2]	5.6%	3.5%	2.5%

1 In 2007, the one-time transitional charge-offs on the Nordstrom VISA receivables of $21 are included in bad debt expense in the selling, general and administrative expenses table above. These charge-offs represent actual write-offs on the Nordstrom VISA credit card portfolio during the eight-month transitional period and are not included in the allowance for doubtful accounts activity in the table above for 2007.
2 Calculated as net write-offs for the combined Nordstrom private label and Nordstrom VISA portfolio as a percentage of average receivables, including average off-balance sheet receivables in 2007 and 2006 of $182 and $816, respectively.
Operational and Marketing Expense
Operational and marketing expenses are incurred to support and service our credit card products and are included in selling, general and administrative expenses in the consolidated statement of earnings. Operational and marketing expense increased from $91 in 2007 to $102 in 2008 primarily due to additional marketing expenses as a result of an increase in promotions related to our loyalty program in 2008. The increase in 2007 compared with 2006 was due to the launch of the Fashion Rewards program in 2007.

OTHER INCOME AND EXPENSE, NET
During 2006 and the first quarter of 2007, other income and expense, net included income related to our retained interest in the Nordstrom VISA receivables, which was held in an off-balance sheet trust during these periods. The decline in other income and expense, net from $109 in 2006 to $18 in 2007 is due to bringing the Nordstrom VISA credit card receivables on-balance sheet as of May 1, 2007. Prior to this date, income and expenses related to the Nordstrom VISA portfolio were recorded net and included in other income and expense, net. After this date, credit card revenues, as well as bad debt and interest expense are recorded in the respective line items in our consolidated statement of earnings.
2009 FORECAST OF CREDIT CARD REVENUES AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
In 2009, credit card revenues are expected to increase $50 to $55 due primarily to the changes in our credit card pricing terms which were effective November 15, 2008. We anticipate selling, general and administrative expense dollars for our credit segment to be approximately flat to down $15 compared to 2008. In fiscal 2008, the rapid economic deterioration in the fourth quarter led to increased bad debt expense as we increased our reserves in response to anticipated higher delinquencies.
Total Company Results
Interest Expense, Net

Fiscal year	2008	2007	2006

Interest expense, net	$131	$74	$43

2008 VS 2007 INTEREST EXPENSE, NET
Interest expense, net increased $57 in 2008 compared with 2007 due to higher average debt levels resulting from the $1,000 debt offering in the fourth quarter of 2007, as well as the $850 securitization transaction in May 2007.
2007 VS 2006 INTEREST EXPENSE, NET
We experienced higher interest expense, net, of $74 in 2007 due to higher average debt levels resulting from the issuance of $850 in secured notes in May 2007 and our $1,000 debt offering during the fourth quarter of 2007.
2009 FORECAST OF INTEREST EXPENSE, NET
We anticipate interest expense, net to increase by $20 to $25 due to the higher cost of debt and higher average debt levels. Additional information about our interest expense and our fixed and variable rate debt is included in Quantitative and Qualitative Disclosures About Market Risk included as Item 7A of this Form 10-K.
Income Tax Expense

Fiscal year	2008	2007	2006

Income tax expense	$247	$458	$428
Effective tax rate	38.1%	39.0%	38.7%

2008 VS 2007 INCOME TAX EXPENSE
The decline in income tax expense for the year correlates to the decline in earnings before income taxes. Our effective tax rate decreased to 38.1% for fiscal 2008 due to a change in our deferred tax assets primarily driven by the closure of several tax years under audit, partially offset by a permanent item related to investment valuation. The net impact of these items increased earnings per diluted share by $0.04.
2007 VS 2006 INCOME TAX EXPENSE
Our effective tax rate in 2007 increased from the 2006 rate because of the impact of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) and changes in our estimates of the carrying value of our deferred tax assets.
2009 FORECAST OF INCOME TAX EXPENSE
In 2009, considering the unfavorable impact of anticipated lower sales, we expect our effective tax rate to be between 39.4% and 39.7%.
Net Earnings and Earnings per Diluted Share

Fiscal year	2008	2007	2006

Net earnings	$401	$715	$678
Net earnings as a percentage of total revenues	4.7%	7.9%	7.8%
Earnings per diluted share	$1.83	$2.88	$2.55

2008 VS 2007 NET EARNINGS AND EARNINGS PER DILUTED SHARE
In 2008, net earnings decreased 43.9% and earnings per diluted share decreased 36.5% as a result of lower sales volume, increased markdowns and higher bad debt expense, partially offset by decreased variable costs and savings in fixed expenses. The decline in earnings per share was also partially offset by the impact of share repurchases, which caused our weighted average shares outstanding to decrease in 2008 compared with 2007.
Nordstrom, Inc. and subsidiaries 21

2007 VS 2006 NET EARNINGS AND EARNINGS PER DILUTED SHARE
In 2007, net earnings increased 5.5% and earnings per diluted share increased 12.9% compared with 2006 as a result of same-store sales increases, three full-line stores opened during the year and lower incentive costs tied to company performance. These increases were offset by increased markdowns at our full-line stores and higher bad debt expense. Additionally, earnings per diluted share for 2007 were impacted by the following transactions:
•	$0.09 positive impact from the gain on the sale of the Façonnable business,

•	$0.07 positive impact from repurchases of common stock, and

•	$0.06 negative impact from the securitization transaction.
2009 FORECAST OF EARNINGS PER DILUTED SHARE
We expect our earnings per diluted share to be in the range of $1.10 to $1.40 in 2009 primarily due to lower sales volume.
Fourth Quarter Results
The business environment during the fourth quarter challenged the retail industry and our company. Our earnings per diluted share were $0.31 for the quarter ended January 31, 2009 compared to $0.92 in the same period last year. Net earnings for the fourth quarter of 2008 were $68 compared with $212 in 2007.
Total sales for the quarter decreased 8.5% to $2,301 while same-store sales declined 12.5%. Results in full-line stores continued to be challenging, as same-store sales decreased 15.8% for the quarter. Nordstrom Rack remained one of the top performers amongst its off-price competition with a same-store sales decrease of 1.5%. Women’s apparel and shoes were the Rack categories with same-store sales above the Rack average. Net sales for the Direct segment increased 9.7%, led by the shoes and kids’ apparel divisions.
Our gross profit rate declined to 32.0% from 37.6% last year as we responded to slower sales trends and the competitive environment with increased markdowns. We continued to make good progress in aligning inventory levels with sales trends, ending the quarter with inventory per square foot down 12% from the fourth quarter of 2007.
Selling, general and administrative dollars for our Retail Stores, Direct and Other segments were approximately flat compared to last year, while these expenses as a percentage of net sales increased 191 basis points from 23.3% to 25.2%. Although we continued to vigorously control our expenses in the fourth quarter, the impact of declining sales resulted in the rate increase. Our new stores expenses in the fourth quarter of 2008 were $20, which offset expense savings during the quarter.
In the fourth quarter, selling, general and administrative expenses for our credit segment were $90, up from $52 in 2007. The increase was primarily driven by higher bad debt expense from increased delinquencies and write-offs.
For further information on our quarterly results in 2008 and 2007, refer to Note 16 in the Notes to Consolidated Financial Statements in Item 8.

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
- Estimated income tax expense
= NOPAT
We believe that ROIC is a useful financial measure for investors in evaluating our operating performance for the periods presented. When read in conjunction with our net earnings and total assets and compared to return on assets, it provides investors with a useful tool to evaluate our ongoing operations and our management of assets from period to period. Over the past several years, we have incorporated ROIC into our key financial metrics, and since 2005 have used it as an executive incentive measure. Our research has shown historically that overall performance as measured by ROIC correlates directly to shareholders’ return over the long term. For the 12 fiscal months ended January 31, 2009, our ROIC decreased to 11.6% compared to 19.4% for the 12 fiscal months ended February 2, 2008. ROIC is not a measure of financial performance under United States GAAP and should not be considered a substitute for return on assets, net earnings or total assets as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies. See our ROIC reconciliation to GAAP below. The closest GAAP measure is return on assets, which decreased to 7.0% from 13.1% for the 12 months ended January 31, 2009 compared to the 12 months ended February 2, 2008. The following is a reconciliation of return on assets and ROIC:

	12 fiscal months ended
	January 31, 2009	February 2, 2008

Net earnings	$401	$715
Add: income tax expense	247	458
Add: interest expense, net	131	74

Earnings before interest and income taxes	779	1,247

Add: rent expense	37	48
Less: estimated depreciation on capitalized operating leases[1]	(19)	(26)

Net operating profit	797	1,269

Estimated income tax expense	(303)	(497)

Net operating profit after taxes	$494	$772

Average total assets[2]	$5,768	$5,455
Less: average non-interest-bearing current liabilities[3]	(1,447)	(1,506)
Less: average deferred property incentives[2]	(400)	(359)
Add: average estimated asset base of capitalized operating leases[4]	322	395

Average invested capital	$4,243	$3,985

Return on assets	7.0%	13.1%
ROIC	11.6%	19.4%

[1]	Depreciation based upon estimated asset base of capitalized operating leases as described in footnote 4 below.
[2]	Based upon the trailing 12-month average.
[3]	Based upon the trailing 12-month average for accounts payable, accrued salaries, wages and related benefits, and other current liabilities.
[4]	Based upon the trailing 12-month average of the monthly asset base which is calculated as the trailing 12 months rent expense multiplied by 8.
Our ROIC declined primarily due to a decrease in our earnings before interest and income taxes compared to the prior year as well as an increase in our average invested capital. The increase in average invested capital compared to the prior year is primarily due to the securitization transaction on May 1, 2007, which brought the entire portfolio of Nordstrom VISA credit card receivables on-balance sheet as of that date.
Nordstrom, Inc. and subsidiaries 23

LIQUIDITY AND CAPITAL RESOURCES
The following discussion of Liquidity and Capital Resources reflects the effects of the correction discussed in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
We maintain a level of liquidity sufficient to allow us to cover our seasonal cash needs and to minimize our need for short-term borrowings. We believe that our operating cash flows and available credit facilities are sufficient to finance our cash requirements for the next 12 months.
Over the long term, we manage our cash and capital structure to maximize shareholder return, strengthen our financial position and maintain flexibility for future strategic initiatives. We continuously assess our debt and leverage levels, capital expenditure requirements, principal debt payments, dividend payouts, potential share repurchases and future investments or acquisitions. We believe our operating cash flows and available credit facilities, as well as any potential future borrowing facilities, will be sufficient to fund these scheduled future payments and potential long-term initiatives.
In 2008 cash decreased by $286 to $72 as of January 31, 2009. The decrease was driven by capital expenditures of $563, returns to our shareholders through dividends and repurchases of our common stock totaling $402, and purchases made by our customers for third-party merchandise and services using Nordstrom VISA credit cards of $232. These decreases were partially offset by cash provided by operating activities of $848.
Operating Activities
The majority of our operating cash inflows are related to sales to our customers, including the collection of accounts receivable. We also receive cash payments for property incentives from developers. Our operating cash outflows generally consist of payments to our inventory vendors (net of vendor allowances), payments to our employees for wages, salaries and other employee benefits, and payments to our landlords for rent. Operating cash outflows also include payments for income taxes and interest payments on our short and long-term borrowings.
2008 VS 2007 OPERATING ACTIVITIES
Net cash provided by operating activities increased from $312 in 2007 to $848 in 2008. In 2007, the conversion of our Nordstrom VISA credit card receivables into an on-balance sheet securitization program reduced cash provided by operating activities by $663. As a result of this transaction, we recorded the Nordstrom VISA credit card receivables on our consolidated balance sheet and eliminated our investment in asset backed securities. The increase in cash provided by operating activities in 2008 compared with 2007 was also due to lower variable expenses, fixed cost reductions and a decrease in cash paid for taxes in 2008. These increases were offset by the impact of declining sales in 2008 as well as an increase in cash paid for interest.
2009 FORECAST OF OPERATING ACTIVITIES
In 2009, we expect our operating cash flows to decline as a result of lower sales.
Investing Activities
Our investing cash flows typically consist of capital expenditures and, beginning in the second quarter of 2007, customer purchases (net of payments) for goods and services outside of Nordstrom using the Nordstrom VISA credit cards.
2008 VS 2007 INVESTING ACTIVITIES
Net cash used in investing activities increased $371 to $792 in 2008, primarily due to an increase in third-party purchases using the Nordstrom VISA credit cards and an increase in capital expenditures. Additionally, the sale of our Façonnable business in 2007 partially offset investing cash outflows in the prior year.
In 2008, we experienced growth in our Nordstrom VISA credit receivables related to purchases made by our customers for merchandise and services outside of Nordstrom. This drove an increase in cash used for accounts receivable originated at third parties, which was $232 in 2008 compared with $151 in 2007. The Nordstrom VISA credit cards enable our customers to purchase at merchants outside of Nordstrom and accumulate points for our Nordstrom Fashion Rewards® program (two points per dollar spent at Nordstrom and one point per dollar spent outside of Nordstrom stores). Upon reaching two thousand points, customers receive twenty dollars in Nordstrom Notes®, which can be redeemed for goods or services in our stores. We believe participation in the Fashion Rewards program has resulted in beneficial shifts in customer spending patterns and incremental sales in our stores.
CAPITAL EXPENDITURES
Our capital expenditures over the last three years totaled $1,328, with $563 in 2008, $501 in 2007 and $264 in 2006. With these capital expenditures, we added stores, enhanced existing facilities and improved our information systems. The largest components of these expenditures were for new or relocated stores and store remodels. We also received property incentives from our developers of $119 in 2008, $58 in 2007 and $31 in 2006. These incentives are included in our cash provided by operations in our consolidated statements of cash flows, however operationally we view these as an offset to our capital expenditures. Our capital expenditures, net of property incentives, for the last three years by category are summarized in the following table:

Fiscal year	2008	2007	2006

Category:
New store openings and relocations	55%	51%	35%
Remodels (major and minor)	30%	27%	39%
Information technology	8%	8%	13%
Other	7%	14%	13%

Total	100%	100%	100%

The following table summarizes our store count and square footage activity during 2008:

	Store Count			Square Footage

		Full-line	Rack and		Full-line	Rack and
	Total	Stores	Other Stores	Total	Stores	Other Stores

Balance at February 2, 2008	156	101	55	20.5	18.4	2.1
New store openings & relocations	14	8	6	1.4	1.2	0.2
Store closings	(1)	-	(1)	-	-	-

Balance at January 31, 2009	169	109	60	21.9	19.6	2.3

In 2008 we opened eight full-line stores (Aventura Mall in Aventura, Florida; Ala Moana Center in Honolulu, Hawaii; Burlington Mall in Burlington, Massachusetts; Partridge Creek in Clinton Township, Michigan; Thousand Oaks in Thousand Oaks, California; Fashion Mall in Indianapolis, Indiana; Ross Park in Pittsburgh, Pennsylvania; and Waterside in Naples, Florida), relocated one full-line store (Tacoma Mall in Tacoma, Washington), and opened six Rack stores (City Center in White Plains, New York; Laguna Hills Mall in Laguna Hills, California; Springbrook Prairie Pavilion in Naperville, Illinois; Legacy Village in Lyndhurst, Ohio; Liberty Tree Mall in Danvers, Massachusetts; and The Rim in San Antonio, Texas). Together these openings increased our gross square footage by 6.7%.
2009 AND LONG-TERM CAPITAL EXPENDITURES FORECAST
During 2008 we made adjustments to our capital plan as a result of developer delays due to the current economic conditions. With these changes, we delayed two planned store openings originally planned for 2009. To date in 2009, we have relocated one full-line store and opened two new Rack stores. During the remainder of 2009, we anticipate opening three new full-line stores and eight additional new Rack stores.
We expect that our capital expenditures (net of property incentives) will be approximately $2,100 over the next five years, with approximately $325 planned for 2009. Over these five years, we plan to use 47% of this investment to build new and relocated stores, 28% on remodels (major and minor), 12% on information technology and 13% for other projects. Our current five-year plans include 28 new stores announced through 2013, which represents an 11% increase in square footage. Almost half of these stores will be in the Northeast and South. We have also reduced the number of major full-line store remodels from approximately six per year to approximately two per year. We believe that we have the capacity to address additional capital investments should opportunities arise.
As of January 31, 2009, we were contractually committed to spend $54 for constructing new stores, remodeling existing stores, and other capital projects.
Financing Activities
Our net cash used in financing activities was $342 in 2008 compared with $64 provided by financing activities in 2007. In 2008, our financing activities consisted of $250 in principal paid related to our 5.625% senior notes, dividend payments of $138, and share repurchases of $264, partially offset by $275 of proceeds from commercial paper issuances.
2008 SHORT AND LONG-TERM BORROWING ACTIVITY
During 2008, we issued $150 in notes using our 2007-A Variable Funding Note (“VFN”) facility, which were repaid in full as of January 31, 2009. We also issued commercial paper, ending the year with outstanding borrowings of $275. The majority of the outstanding commercial paper as of year-end was used to repay our $250 senior notes, which we retired in January 2009.
DIVIDENDS

Fiscal year	2008	2007	2006

Cash dividends paid per share	$0.64	$0.54	$0.42

In 2008, we paid dividends of $0.64 per share, the twelfth consecutive year that our annual dividends increased. In determining the amount of dividends to pay, we analyze our dividend payout ratio and dividend yield, and balance the dividend payment with our operating performance and capital resources. For the dividend yield, which is calculated as our dividends per share divided by our stock price, we plan to target a 1.0% to 1.5% long-term yield. We will balance any potential future dividend changes with our operating performance and available capital resources.
In February 2009, we declared a first quarter dividend of $0.16 per share, which is consistent with 2008.
2008 SHARE REPURCHASES
Our reported results for 2008 include $264 in share repurchases. During 2008 we repurchased 6.9 shares of our common stock for an aggregate purchase price of $238, at an average price per share of $34.29. In addition, our results for the period include the settlement of $26 in repurchases initiated in the fourth quarter of 2007. In August 2007 our Board of Directors authorized a $1,500 share repurchase program and in November 2007 authorized an additional $1,000 for share repurchases, bringing the total program to $2,500. Although the program will not expire until August 2009, we suspended our share repurchase program in September 2008. We may resume the program in the future if economic conditions improve. As of January 31, 2009, we had $1,126 in remaining capacity under our share repurchase program. The actual amount and timing of future share repurchases will be subject to market conditions and applicable Securities and Exchange Commission rules.
Nordstrom, Inc. and subsidiaries 25

Credit Capacity and Commitments
The following table summarizes our credit capacity, the amounts outstanding and the expiration per period:

	Total
	Amounts	Less than			More than
	Outstanding	1 year	1-3 years	3-5 years	5 years

2007-A $300 variable funding note	-	-	-	-	-
$100 variable funding note	-	-	-	-	-
$650 commercial paper/unsecured line of credit	$275	$275	-	-	-
Import letters of credit	$5	$5	-	-	-

Total	$280	$280	-	-	-

Our 2007-A Variable Funding Note facility is backed by substantially all of the Nordstrom private label card receivables and a 90% interest in the Nordstrom VISA credit card receivables with a capacity of $300. Borrowings under the facility incur interest based upon the cost of commercial paper issued by the third-party bank conduit plus specified fees. We pay a commitment fee for the note based on the size of the commitment and the amount of borrowings outstanding.
Our $100 variable funding facility is backed by the remaining 10% interest in the Nordstrom VISA credit card receivables and is available as liquidity support to our wholly owned federal savings bank, Nordstrom fsb. As of January 31, 2009, no issuances have been made against this facility. Borrowings under the facility incur interest based upon the cost of commercial paper issued by the third-party bank conduit plus specified fees.
During 2008, we increased our short-term borrowing capacity by exercising the $150 accordion feature on our revolving credit facility. The accordion feature allowed us to increase our existing $500 unsecured line of credit to $650. In conjunction with the increase of our unsecured line of credit, we also increased our $500 commercial paper program to $650. The issuance of commercial paper has the effect, while it is outstanding, of reducing our borrowing capacity under the line of credit by an amount equal to the principal amount of the commercial paper.
Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. Our unsecured line of credit expires in November 2010.
We currently have an automatic shelf registration statement on file with the Securities and Exchange Commission. Under the terms of the registration statement, and subject to the filing of certain post-effective amendments, we are authorized to issue an unlimited principal amount of debt securities.
We are continuing to monitor the credit markets to determine the best time to refinance with long-term debt. Our next debt maturity is a $350 securitized note due in April 2010.
Debt Covenants
Our borrowing facilities include restrictive covenants, including the following significant restrictions:

Facility	Description of Covenant

2007-A $300 variable funding note	Standard and Poor's BB+ and Moody's Ba1 ratings or better
$100 variable funding note	Standard and Poor's BB+ and Moody's Ba1 ratings or better
$650 commercial paper/unsecured line of credit	Leverage ratio (“Adjusted Debt to EBITDAR” not greater than approximately four times)

As of January 31, 2009 and February 2, 2008 we were in compliance with these covenants. We will monitor each of these covenants closely in 2009 to ensure that we make any necessary adjustments to our plans and believe that we will remain in compliance with this covenant during 2009. See additional disclosure of Adjusted Debt to EBITDAR on the following page.
The following table shows our credit ratings at the date of this report:

Standard
Credit Ratings	Moody’s	and Poor’s

Senior unsecured debt	Baa2	A-
Commercial paper	P-2	A-2
Senior unsecured outlook	Negative	Negative/Watch

These ratings could change depending on our performance and other factors. Our 2007-A VFN, which matures in November 2009, and our $100 variable funding facility can be cancelled or not renewed if our debt ratings fall below Standard and Poor’s BB+ rating or Moody’s Ba1 rating. Our other outstanding debt is not subject to termination or interest rate adjustments based on changes in our credit ratings. We are currently four ratings above the minimum for our Standard and Poor’s covenant requirements, and two ratings above the minimum for our Moody’s covenant requirements.

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
= EBITDAR

Adjusted Debt to EBITDAR is one of our key financial metrics and we believe that our debt levels are best analyzed using this measure. Our goal today is to manage debt levels at a point which we believe will help us maintain an investment grade credit rating as well as operate with an efficient capital structure for our size, growth plans and industry. Investment grade credit ratings are important to maintaining access to a variety of short-term and long-term sources of funding, and we rely on these funding sources to continue to grow our business. We believe a higher ratio, among other factors, could result in rating agency downgrades. In contrast, we believe a lower ratio would result in a higher cost of capital and could negatively impact shareholder returns. As of January 31, 2009, our Adjusted Debt to EBITDAR was 2.5 compared to 1.8 at the end of 2007. The increase was the result of a decrease in EBITDAR in 2008 compared with 2007, driven primarily by a reduction in net earnings from $715 in 2007 to $401 in 2008.
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
To compensate for these limitations, we analyze Adjusted Debt to EBITDAR in conjunction with other GAAP financial and performance measures impacting liquidity, including operating cash flows, capital spending and net earnings (see our Adjusted Debt to EBITDAR reconciliation to GAAP below). The closest GAAP measure is debt to net earnings, which was 6.3 and 3.5 for 2008 and 2007, respectively. The following is a reconciliation of debt to net earnings and Adjusted Debt to EBITDAR:

	2008[1]	2007[1]

Debt[2]	$2,513	$2,497
Add: rent expense x 8[3]	298	382

Adjusted Debt	$2,811	$2,879

Net earnings	401	715
Add: income tax expense	247	458
Add: interest expense, net	131	74

Earnings before interest and income taxes	779	1,247

Add: depreciation and amortization of buildings and equipment	302	269
Add: rent expense[4]	37	48

EBITDAR	$1,118	$1,564

Debt to Net Earnings	6.3	3.5
Adjusted Debt to EBITDAR	2.5	1.8

[1]	The components of adjusted debt are as of the end of 2008 and 2007, while the components of EBITDAR are for the 12 months ended January 31, 2009 and February 2, 2008.
[2]	Debt includes $275 of outstanding commercial paper borrowings as of January 31, 2009. There were no commercial paper borrowings outstanding as of February 2, 2008.
[3]	The multiple of eight times rent expense used to calculate adjusted debt is our best estimate of the debt we would record for our leases which are classified as operating, if they had met criteria for a capital lease, or if we had purchased the property.
[4]	The decrease in rent expense is primarily due to the sale of our Façonnable business in the third quarter of 2007.
Nordstrom, Inc. and subsidiaries 27

Contractual Obligations
The following table summarizes our contractual obligations and the expected effect on our liquidity and cash flows as of January 31, 2009. We expect to fund these commitments primarily with operating cash flows generated in the normal course of business and credit available to us under existing and potential future facilities.

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt	$3,759	$134	$549	$690	$2,386
Capital lease obligations	20	3	4	4	9
Other long-term liabilities	178	13	39	25	101
Operating leases	696	79	160	122	335
Purchase obligations	1,059	983	72	4	-

Total	$5,712	$1,212	$824	$845	$2,831

Included in the required debt repayments disclosed above are estimated total interest payments of $1,534 as of January 31, 2009, payable over the remaining life of the debts.
Other long-term liabilities consist of workers’ compensation and general liability insurance reserves, postretirement benefits and a portion of our Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) reserves. The repayment amounts presented above were determined based on historical payment trends. We expect to pay $13 of uncertain tax positions under FIN 48 in the next 12 months and include this balance in other long-term liabilities as due in less than one year. We are unable to reasonably estimate the timing of future cash flows for the remaining FIN 48 balance and have excluded this from the table above. Other long-term liabilities not requiring cash payments, such as deferred property incentives and deferred revenue, were excluded from the table above.
Purchase obligations primarily consist of purchase orders for unreceived goods or services and capital expenditure commitments.
This table also excludes the short-term liabilities, other than the current portion of long-term debt, disclosed on our 2008 consolidated balance sheet, as the amounts recorded for these items will be paid in the next year.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The following discussion highlights the estimates we feel are critical and should be read in conjunction with the Notes to the Consolidated Financial Statements.
Our management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the company’s disclosures that follow.
Inventory
Our merchandise inventories are primarily stated at the lower of cost or market using the retail inventory method. Under the retail method, the valuation of inventories and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of ending inventory. To determine if the retail value of our inventory should be marked down, we consider current and anticipated demand, customer preferences, age of the merchandise and fashion trends. As our inventory retail value is adjusted regularly to reflect market conditions, our inventory is valued at the lower of cost or market. Inherent in the retail inventory method are certain management judgments that may affect the ending inventory valuation as well as gross margin. Among others, the significant estimates used in inventory valuation are obsolescence and shrinkage.
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
Management does not believe that the assumptions used in these estimates will change significantly based on prior experience. In prior years, we have made no material changes to our estimates included in the calculations of the obsolescence and shrinkage reserves. We do not believe a 10% change in the obsolescence reserve or our shrink percentage would have a material effect on our net earnings.
Revenue Recognition
We recognize revenues net of estimated returns and we exclude sales taxes. Our retail stores record revenue at the point of sale. Our catalog and online sales include shipping revenue and are recorded upon estimated delivery to the customer. As part of the normal sales cycle, we receive customer merchandise returns. To recognize the financial impact of sales returns, we estimate the amount of goods that will be returned and reduce sales and cost of sales accordingly. Inherent in establishing and maintaining a sales return reserve are management judgments around customer return patterns and return rates. We utilize historical return patterns to estimate our expected returns.

Although we believe we have sufficient current and historical knowledge to record reasonable estimates of sales returns, there is a possibility that actual returns could differ from recorded amounts. A 10% change in the sales return reserve would have had a $4 impact on our net earnings for the year ended January 31, 2009.
Allowance for Doubtful Accounts
Our allowance for doubtful accounts represents our best estimate of the losses inherent in our Nordstrom private label card and Nordstrom VISA credit card receivables as of the balance sheet date. We evaluate the collectibility of our accounts receivable based on several factors, including historical trends of aging of accounts, write-off experience and expectations of future performance. We recognize finance charges on delinquent accounts until the account is written off. Delinquent accounts are written off when they are determined to be uncollectible, usually after the passage of 151 days without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make further collection unlikely. Management believes the allowance for doubtful accounts is adequate to cover anticipated losses in our credit card accounts receivable under current conditions; however, significant deterioration in any of the factors mentioned above or in general economic conditions could materially change these expectations. In prior years, we have not made material changes to our estimates involved in the allowance for doubtful accounts. A 10% change in our allowance for doubtful accounts would have affected net earnings by $9 for the fiscal year ended January 31, 2009.
Income Taxes
In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, we calculate income taxes using the asset and liability approach. We recognize deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and respective tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which we expect those temporary differences to reverse. As audits of income tax returns for prior years are completed, adjustments may occur related to previously recorded deferred taxes. These potential adjustments, if any, are not expected to be material.
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
Also in December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for a noncontrolling interest (minority interest) in a subsidiary, provides guidance on the accounting for and reporting of the deconsolidation of a subsidiary, and increases transparency through expanded disclosures. Specifically, SFAS 160 requires the recognition of a minority interest as equity in the consolidated financial statements and separate from the parent company’s equity. It also requires consolidated net earnings in the consolidated statement of earnings to include the amount of net earnings attributable to minority interest. This statement will be effective for Nordstrom as of the beginning of fiscal year 2009. Early adoption is not permitted. We do not believe the impact of the adoption of SFAS 160 will have a material impact on our consolidated financial statements.
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
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. This statement will be effective for Nordstrom as of the beginning of fiscal year 2009. We do not believe the impact of the adoption of SFAS 161 will have a material impact on our consolidated financial statements.
Nordstrom, Inc. and subsidiaries 29

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
We have both credit card receivables that generate finance charge income and debt obligations for which we pay fixed and variable interest expense. We manage our net interest rate exposure through our mix of fixed and variable rate borrowings. A portion of our credit card receivables maintains a fixed interest rate. Additionally, a portion of this portfolio is used as convenience by our customers who pay in full monthly. The annualized effect of a one-percentage-point change in interest rates would not materially affect net earnings.
Additionally, short-term borrowing and investing activities generally bear interest at variable rates, but because they have maturities of three months or less, we believe that the risk of material loss is low, and that the carrying amount approximates fair value.
The table below presents information about our debt obligations that are sensitive to changes in interest rates at January 31, 2009. For debt obligations, including our capital leases, the table presents principal amounts, at book value, by maturity date, and related weighted average interest rates.

							Total at	Fair value at
							January 31,	January 31,
Dollars in millions	2009	2010	2011	2012	2013	Thereafter	2009	2009

Long-term debt
Fixed	$24	$356	$6	$6	$7	$1,339	$1,738	$1,400
Avg. int. rate	6.3%	5.0%	8.8%	8.5%	8.4%	6.7%	6.4%
Variable	-	-	-	$500	-	-	$500	$350
Avg. int. rate	-	-	-	0.5%	-	-	0.5%
FOREIGN CURRENCY EXCHANGE RISK
The majority of our revenue, expense and capital expenditures are transacted in U.S. dollars. However, we periodically enter into foreign currency purchase orders denominated in Euros for apparel, accessories and shoes. We use forward contracts to hedge against fluctuations in foreign currency prices. We do not believe the fair value of our outstanding forward contracts at January 31, 2009 to be material.

Item 8. Financial Statements and Supplementary Data.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2009.
Deloitte and Touche LLP, an independent registered public accounting firm, is retained to audit Nordstrom’s consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting. Its accompanying reports are based on audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).
/s/ Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer
/s/ Blake W. Nordstrom
Blake W. Nordstrom
President
Nordstrom, Inc. and subsidiaries 31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Nordstrom, Inc.
Seattle, Washington
We have audited the internal control over financial reporting of Nordstrom, Inc. and subsidiaries (the “Company”) as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2009, of the Company and our report dated March 20, 2009, expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Seattle, Washington
March 20, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Nordstrom, Inc.
Seattle, Washington
We have audited the accompanying consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the “Company”) as of January 31, 2009 and February 2, 2008, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended January 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nordstrom, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the results of their operations and cash flows for each of the three fiscal years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 20, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Seattle, Washington
March 20, 2009
Nordstrom, Inc. and subsidiaries 33

Nordstrom, Inc.
Consolidated Statements of Earnings
In millions except per share amounts

Fiscal year	2008	2007	2006

Net sales	$8,272	$8,828	$8,561
Credit card revenues	301	252	105

Total revenues	8,573	9,080	8,666
Cost of sales and related buying and occupancy costs	(5,417)	(5,526)	(5,354)
Selling, general and administrative expenses:
Retail stores, direct and other segments	(2,111)	(2,183)	(2,205)
Credit segment	(275)	(177)	(92)
Other income and expense, net	9	19	134
Gain on sale of Façonnable	-	34	-

Earnings before interest and income taxes	779	1,247	1,149
Interest expense, net	(131)	(74)	(43)

Earnings before income taxes	648	1,173	1,106
Income tax expense	(247)	(458)	(428)

Net earnings	$401	$715	$678

Earnings per basic share	$1.85	$2.92	$2.60
Earnings per diluted share	$1.83	$2.88	$2.55

Basic shares	216.6	244.8	260.7
Diluted shares	219.2	248.8	265.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Consolidated Balance Sheets
In millions

	January 31, 2009	February 2, 2008

Assets
Current assets:
Cash and cash equivalents	$72	$358
Accounts receivable, net	1,942	1,788
Merchandise inventories	900	956
Current deferred tax assets, net	210	181
Prepaid expenses and other	93	78

Total current assets	3,217	3,361
Land, buildings and equipment, net	2,221	1,983
Goodwill	53	53
Other assets	170	203

Total assets	$5,661	$5,600

Liabilities and Shareholders’ Equity
Current liabilities:
Commercial paper	$275	-
Accounts payable	563	$556
Accrued salaries, wages and related benefits	214	268
Other current liabilities	525	550
Current portion of long-term debt	24	261

Total current liabilities	1,601	1,635
Long-term debt, net	2,214	2,236
Deferred property incentives, net	435	369
Other liabilities	201	245
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 215.4 and 220.9 shares issued and outstanding	997	936
Retained earnings	223	201
Accumulated other comprehensive loss	(10)	(22)

Total shareholders’ equity	1,210	1,115

Total liabilities and shareholders’ equity	$5,661	$5,600

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
Nordstrom, Inc. and subsidiaries 35

Nordstrom, Inc.
Consolidated Statements of Shareholders’ Equity
In millions except per share amounts

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Earnings (Loss)	Total

Balance at January 28, 2006	269.5	$686	$1,404	$3	$2,093
Net earnings	-	-	678	-	678
Other comprehensive earnings (loss):
Foreign currency translation adjustment	-	-	-	1	1
Unrecognized gain on postretirement benefit obligations net of tax of $(2), prior to adoption of SFAS 158	-	-	-	3	3
Fair value adjustment to investment in asset backed securities, net of tax of $2	-	-	-	(3)	(3)

Comprehensive net earnings					679
Adjustment to initially apply SFAS 158, net of tax of $8	-	-	-	(13)	(13)
Cash dividends paid ($0.42 per share)	-	-	(110)	-	(110)
Issuance of common stock for:
Stock option plans	3.8	94	-	-	94
Employee stock purchase plan	0.5	17	-	-	17
Other	-	1	-	-	1
Stock-based compensation	-	29	-	-	29
Repurchase of common stock	(16.5)	-	(621)	-	(621)

Balance at February 3, 2007	257.3	827	1,351	(9)	2,169

Cumulative effect adjustment to adopt FIN 48	-	-	(3)	-	(3)

Adjusted Beginning Balance at February 3, 2007	257.3	827	1,348	(9)	2,166
Net earnings	-	-	715	-	715
Other comprehensive (loss) earnings:
Foreign currency translation adjustment	-	-	-	(15)	(15)
Postretirement plan adjustments, net of tax of ($5)	-	-	-	7	7
Fair value adjustment to investment in asset backed securities, net of tax of $3	-	-	-	(5)	(5)

Comprehensive net earnings					702
Cash dividends paid ($0.54 per share)	-	-	(134)	-	(134)
Issuance of common stock for:
Stock option plans	2.2	61	-	-	61
Employee stock purchase plan	0.4	17	-	-	17
Other	0.1	5	-	-	5
Stock-based compensation	-	26	-	-	26
Repurchase of common stock	(39.1)	-	(1,728)	-	(1,728)

Balance at February 2, 2008	220.9	$936	$201	$(22)	$1,115

Net earnings	-	-	401	-	401
Other comprehensive earnings:
Postretirement plan adjustments, net of tax of ($8)	-	-	-	12	12

Comprehensive net earnings					413
Cash dividends paid ($0.64 per share)	-	-	(138)	-	(138)
Effect of postretirement plan measurement date change pursuant to SFAS 158	-	-	(3)	-	(3)
Issuance of common stock for:
Stock option plans	0.8	17	-	-	17
Employee stock purchase plan	0.6	17	-	-	17
Other	-	1	-	-	1
Stock-based compensation	-	26	-	-	26
Repurchase of common stock	(6.9)	-	(238)	-	(238)

Balance at January 31, 2009	215.4	$997	$223	$(10)	$1,210

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Consolidated Statements of Cash Flows
In millions

Fiscal year	2008	2007	2006

Operating Activities
Net earnings	$401	$715	$678
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of buildings and equipment	302	269	285
Gain on sale of Façonnable	-	(34)	-
Amortization of deferred property incentives and other, net	(21)	(36)	(36)
Stock-based compensation expense	28	26	37
Deferred income taxes, net	(36)	(42)	(58)
Tax benefit from stock-based payments	3	28	44
Excess tax benefit from stock-based payments	(4)	(26)	(38)
Provision for bad debt expense	173	107	17
Change in operating assets and liabilities:
Accounts receivable	(93)	(1,083)	(61)
Investment in asset backed securities	-	420	128
Merchandise inventories	53	-	(39)
Prepaid expenses	9	(9)	(5)
Other assets	29	(27)	(8)
Accounts payable	16	(19)	84
Accrued salaries, wages and related benefits	(54)	(64)	49
Other current liabilities	28	36	23
Income taxes	(76)	(6)	(6)
Deferred property incentives	119	58	31
Other liabilities	(29)	(1)	17

Net cash provided by operating activities	848	312	1,142

Investing Activities
Capital expenditures	(563)	(501)	(264)
Change in accounts receivable originated at third parties	(232)	(151)	-
Proceeds from sale of Façonnable	-	216	-
Proceeds from sale of assets	2	12	-
Purchases of short-term investments	-	-	(110)
Sales of short-term investments	-	-	164
Other, net	1	3	(8)

Net cash used in investing activities	(792)	(421)	(218)

Financing Activities
Proceeds from commercial paper	275	-	-
Proceeds from long-term borrowings, net	150	2,510	-
Principal payments on long-term borrowings	(410)	(680)	(307)
Increase (decrease) in cash book overdrafts	20	5	(51)
Proceeds from exercise of stock options	13	34	51
Proceeds from employee stock purchase plan	17	17	16
Excess tax benefit from stock-based payments	4	26	38
Cash dividends paid	(138)	(134)	(110)
Repurchase of common stock	(264)	(1,702)	(621)
Other, net	(9)	(12)	-

Net cash (used in) provided by financing activities	(342)	64	(984)

Net decrease in cash and cash equivalents	(286)	(45)	(60)
Cash and cash equivalents at beginning of year	358	403	463

Cash and cash equivalents at end of year	$72	$358	$403

               The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
Nordstrom, Inc. and subsidiaries 37

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share and per option amounts
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Founded in 1901 as a shoe store in Seattle, today Nordstrom is a fashion specialty retailer that offers customers a well-edited selection of high-quality fashion brands focused on clothing, shoes and accessories for men, women and children. This breadth of merchandise allows us to serve both our affluent customer segment as well as those who appreciate quality products and experiences. We offer a wide selection of brand name and private label merchandise. We offer our products through multiple retail channels, including 109 ‘Nordstrom’ full-line stores, 56 off-price ‘Nordstrom Rack’ stores, two ‘Jeffrey’ boutiques, two clearance stores, our catalogs and through our online store at www.nordstrom.com. Our stores are located throughout the United States.
Our credit operations offer a Nordstrom private label card, two Nordstrom VISA credit cards and a debit card for Nordstrom purchases, which generate credit card revenues. We offer our customers a variety of payment products and services, including our loyalty program.
Our operations also include a product development group, which coordinates the design and production of private label merchandise sold in our retail stores.
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31st. References to 2008 relate to the 52-week fiscal year ended January 31, 2009. References to 2007 and 2006 relate to the 52-week fiscal year ended February 2, 2008 and the 53-week fiscal year ended February 3, 2007, respectively. Fiscal year 2006 includes an extra week (the 53rd week) as a result of our 4-5-4 retail reporting calendar. References to 2009 relate to the 52-week fiscal year ending January 30, 2010.
Principles of Consolidation
The consolidated financial statements include the balances of Nordstrom, Inc. and its subsidiaries. All intercompany transactions and balances are eliminated in consolidation.
Use of Estimates
We make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassification
In order to improve the transparency related to our Credit segment, we have reclassified credit card revenues and expenses in our consolidated statements of earnings in 2007 and 2006 to conform to our 2008 presentation. Credit card revenues were previously included in finance charges and other, net in our consolidated statement of earnings and selling, general and administrative expenses for our credit segment were previously included in total selling, general and administrative expenses in our consolidated statements of earnings. These reclassifications did not impact our reported net earnings, earnings per share or cash flows for these periods.
Net Sales
We record revenues net of estimated returns and we exclude sales taxes. Our retail stores record revenue at the point of sale. Our catalog and online sales include shipping revenue and are recorded upon estimated receipt by the customer. We recognize revenue associated with our gift cards upon redemption of the gift card. As part of the normal sales cycle, we receive customer merchandise returns. To recognize the financial impact of sales returns, we estimate the amount of goods that will be returned and reduce sales and cost of sales accordingly. We utilize historical return patterns to estimate our expected returns. Our sales return reserves were $70 and $56 at the end of 2008 and 2007.
Credit Card Revenues and Credit Selling, General and Administrative Expenses
Credit card revenues include finance charges, late and other fees generated by our combined Nordstrom private label card and Nordstrom VISA credit card programs, and interchange fees generated by the use of Nordstrom VISA cards at third-party merchants. These revenues were previously included in finance charges and other, net in our consolidated statement of earnings. Selling, general and administrative expenses for our credit segment consist of operational and marketing costs incurred to support and service our credit card programs and bad debt expense, and were previously included in total selling, general and administrative expenses in our consolidated statements of earnings.
Buying and Occupancy Costs
Buying costs consist primarily of compensation and other costs incurred by our merchandise and product development groups. Occupancy costs include rent, depreciation, property taxes and facility operating costs of our retail, corporate center and distribution operations.
Shipping and Handling Costs
Our shipping and handling costs include payments to third-party shippers and costs to hold, move and prepare merchandise for shipment. Shipping and handling costs of $106, $87 and $78 in 2008, 2007 and 2006 were included in selling, general and administrative expenses.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share and per option amounts
Advertising
Production costs for newspaper, radio and other media are expensed the first time the advertisement is run. Total advertising expenses, net of vendor allowances, of $98, $101 and $109 in 2008, 2007 and 2006 were included in selling, general and administrative expenses.
Other Income and Expense, Net
On May 1, 2007, we converted our Nordstrom private label card and Nordstrom VISA credit card programs into one securitization program. Prior to the transaction, other income and expense, net consisted primarily of earnings from our investment in asset backed securities and securitization gains and losses, which were both generated from the Nordstrom VISA credit card program.
Gift card breakage is another component of other income and expense, net. Based on an analysis of our program since its inception in 1999, we determined that balances remaining on cards issued beyond five years ago are unlikely to be redeemed and therefore may be recognized as income. Breakage income was $7, $6 and $5 in 2008, 2007 and 2006. This breakage income is approximately 3.5% of the amount initially issued as gift cards.
Stock-Based Compensation
We recognize stock-based compensation expense on a straight-line basis over the requisite service period. The total compensation expense is reduced by estimated forfeitures expected to occur over the vesting period of the award. We estimate the fair value of stock options granted using the Binomial Lattice option valuation model. We believe that this model provides a better estimate of fair value than the Black-Scholes option valuation model, as it can accommodate variability in assumptions for expected volatility, dividends and risk-free interest rates. Refer to Note 12: Shareholders’ Equity and Stock Compensation Plans for additional information on our stock option plans and related stock-based compensation expense.
Cash Equivalents
Cash equivalents are short-term investments with a maturity of three months or less from the date of purchase and are carried at amortized cost, which approximates fair value. Our cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable at the end of 2008 and 2007 included $66 and $46 of checks not yet presented for payment drawn in excess of our bank deposit balances.
Supplemental Cash Flow Information

Fiscal year	2008	2007	2006

Cash paid during the year for:
Interest (net of capitalized interest)	$145	$75	$55
Income taxes	340	478	449

Statement of Cash Flows Correction
Subsequent to the issuance of our 2007 Annual Report on Form 10-K, we determined that beginning in the second quarter of 2007, cash flows arising from VISA originations and repayments for sales outside of Nordstrom are more properly defined as an investing activity rather than an operating activity within our consolidated statements of cash flows. As a result, net cash used in operating activities and net cash used in investing activities in the accompanying consolidated statement of cash flows for 2007 have been corrected from the amounts previously reported as follows:

	Fiscal year 2007
	As
	previously	As
	reported	corrected

Operating Activities:
Change in accounts receivable	$(1,234)	$(1,083)
Net cash provided by operating activities	161	312

Investing Activities:
Change in accounts receivable originated at third parties	-	(151)
Net cash used in investing activities	(270)	(421)

Nordstrom, Inc. and subsidiaries 39

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share and per option amounts
Securitization of Accounts Receivable
Prior to May 2007, through our wholly owned federal savings bank, Nordstrom fsb, we offered a private label card and two Nordstrom VISA credit cards. The private label card receivables were held in a trust, which could issue third-party debt that was secured by the private label receivables; the private label program was treated as ‘on-balance sheet,’ with the receivables, net of bad debt allowance, and debt, if any, recorded on our consolidated balance sheet, the finance charge income recorded in credit card revenues, and the bad debt expense recorded in credit segment selling, general and administrative expenses.
The Nordstrom VISA credit card receivables were held in a separate trust (the VISA Trust), which could issue third-party debt that was secured by the Nordstrom VISA credit card receivables. The Nordstrom VISA credit card program was treated as ‘off-balance sheet.’ We recorded the fair value of our interest in the VISA Trust on our consolidated balance sheet, gains on the sale of receivables to the VISA Trust and our share of the VISA Trust’s finance income in other income and expense, net.
On May 1, 2007, we converted the Nordstrom private label cards and Nordstrom VISA credit card programs into one securitization program, which is accounted for as a secured borrowing (on-balance sheet). When we combined the securitization programs, our investment in asset backed securities, which was accounted for as available-for-sale securities, was eliminated and we reacquired all of the Nordstrom VISA credit card receivables previously held off-balance sheet. These reacquired Nordstrom VISA credit card receivables were recorded at fair value at the date of acquisition. We have transitioned the Nordstrom VISA credit card receivable portfolio to historical cost, net of bad debt allowances, on our consolidated balance sheet.
Also on May 1, 2007, the trust issued securities that are backed by substantially all of the Nordstrom private label card receivables and 90% of the Nordstrom VISA credit card receivables. Under the securitization, the receivables are transferred to a third-party trust on a daily basis. The balance of the receivables transferred to the trust fluctuates as new receivables are generated and old receivables are retired (through payments received, charge-offs or credits for merchandise returns). These combined receivables back the Series 2007-1 Notes, the Series 2007-2 Notes, and two unused variable funding notes that are discussed in Note 6: Debt and Credit Facilities.
Our credit card securitization agreements set a maximum percentage of receivables that can be associated with various receivable categories, such as employee or foreign receivables. As of January 31, 2009 and February 2, 2008, these maximums were not exceeded.
The following table summarizes certain income, expenses and cash flows received from and paid to the VISA Trust prior to the May 2007 transaction:

	3 months ended	12 months ended
Period	May 1, 2007	February 3, 2007

Principal collections reinvested in new receivables	$819	$3,094
Gains on sales of receivables	3	20
Income earned on beneficial interests	21	75
Cash flows (used in) provided by beneficial interests:
Investment in asset backed securities	(457)	494
Servicing fees	2	16

Net credit losses were $9 and $22 in 2007 and 2006.
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

Goodwill
In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we review our goodwill annually for impairment in the first quarter or when circumstances indicate the carrying value of these assets may not be recoverable SFAS 142 requires that the test be performed through the application of a two-step fair value test. The first step of the test compares the book value to the estimated fair value which is based on future cash flows. If fair value does not exceed carrying value then a second step is performed to quantify the amount of the impairment.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share and per option amounts
Impairment of Long-Lived Assets
In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, when facts and circumstances indicate that the carrying values of long-lived assets may be impaired, we perform an evaluation of recoverability by comparing the carrying values of the net assets to projected undiscounted future cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying values of long-lived assets may not be recoverable, we recognize an impairment loss. We estimate the fair value of the assets using the discounted future cash flows of the assets. Property, plant and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for our retail store assets are identified at the individual store level.
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
We receive incentives to construct stores in certain developments. These incentives are recorded as a deferred credit and recognized as a reduction to rent expense on a straight-line basis over the lease term as described above. At the end of 2008 and 2007, this deferred credit balance was $478 and $408. Also, we may receive incentives based on a store’s net sales; we recognize these incentives in the year that they are earned as a reduction of rent expense.
Foreign Currency Translation
During 2008, we did not own any material foreign subsidiaries, and therefore, we did not recognize any foreign currency translation in accumulated other comprehensive earnings. Prior to the sale of the Façonnable business in the third quarter of 2007, the assets and liabilities of our foreign subsidiaries were translated to U.S. dollars using the exchange rates effective on the balance sheet date, while income and expense accounts were translated at the average rates in effect during the year. The resulting translation adjustments were recorded in accumulated other comprehensive earnings in 2007 and 2006.
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
Effective February 4, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. In accordance with FIN 48, we regularly evaluate the likelihood of realizing the benefit for income tax positions we have taken in various federal, state and foreign filings by considering all relevant facts, circumstances and information available. We follow the general guidelines that FIN 48 sets forth in determining whether a tax position will ultimately prevail. If we believe it is more likely than not that our position will be sustained, we recognize a benefit. The amount of the benefit is the amount which we believe is greater than 50% likely to be realized.
Other Current Liabilities
Included in other current liabilities were gift card liabilities of $175 and $188 at the end of 2008 and 2007.
Nordstrom, Inc. and subsidiaries 41

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share and per option amounts
Loyalty Program
Customers who reach a cumulative purchase threshold when using our Nordstrom private label cards or our Nordstrom VISA credit cards receive Nordstrom Notes®. These Nordstrom Notes can be redeemed for goods or services in our stores. We estimate the net cost of the Nordstrom Notes that will be issued and redeemed and record this cost as rewards points are accumulated. In addition to this long-standing benefit, in 2007 we launched an enhanced loyalty program, Fashion Rewards®. Under this program, Nordstrom customers receive higher levels of cumulative benefits based on their annual spend. We record the cost of the loyalty program benefits for Nordstrom Notes and alterations in cost of sales given that we provide customers with products or services for these rewards. Other costs of the loyalty program, which primarily include shipping and fashion events, are recorded as selling, general and administrative expenses. These expenses are recorded based on estimates of benefits expected to be accumulated and redeemed in relation to sales.
Vendor Allowances
We receive allowances from merchandise vendors for cosmetic selling expenses, purchase price adjustments, cooperative advertising programs and vendor sponsored contests. Allowances for cosmetic selling expenses are recorded in selling, general and administrative expenses as a reduction to the related cost when incurred. Purchase price adjustments are recorded as a reduction of cost of sales at the point they have been earned and the related merchandise has been sold. Allowances for cooperative advertising and promotion programs and vendor sponsored contests are recorded in cost of sales and related buying and occupancy costs and selling, general and administrative expenses as a reduction to the related cost when incurred. Any allowances in excess of actual costs incurred that are recorded in selling, general and administrative expenses are recorded as a reduction to cost of sales. The following table shows vendor allowances earned during the year:

Fiscal year	2008	2007	2006

Cosmetic selling expenses	$112	$120	$121
Purchase price adjustments	96	86	70
Cooperative advertising and promotion	65	61	67
Vendor sponsored contests	3	2	3

Total vendor allowances	$276	$269	$261

Allowances were recorded in our consolidated statements of earnings as follows:

Fiscal year	2008	2007	2006

Cost of sales and related buying and occupancy costs	$157	$146	$138
Selling, general and administrative expenses	119	123	123

Total vendor allowances	$276	$269	$261

Fair Value of Financial Instruments
The carrying amounts of cash equivalents approximate fair value. See Note 6: Debt and Credit Facilities for the fair value of our long-term debt.
Derivatives Policy
We periodically enter into foreign currency purchase orders denominated in Euros for apparel, accessories and shoes. We use forward contracts to hedge against fluctuations in foreign currency prices. These forward contracts do not qualify for derivative hedge accounting, therefore any changes in the fair value of financial contracts are reflected in the statement of earnings. The notional amounts of our foreign currency forward contracts at the contract rates were $3 and $10 at the end of 2008 and 2007.
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
Also in December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for a noncontrolling interest (minority interest) in a subsidiary, provides guidance on the accounting for and reporting of the deconsolidation of a subsidiary, and increases transparency through expanded disclosures. Specifically, SFAS 160 requires the recognition of a minority interest as equity in the consolidated financial statements and separate from the parent company’s equity. It also requires consolidated net earnings in the consolidated statement of earnings to include the amount of net earnings attributable to minority interest. This statement will be effective for Nordstrom as of the beginning of fiscal year 2009. Early adoption is not permitted. We do not believe the adoption of SFAS 160 will have a material impact on our consolidated financial statements.

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
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. This statement will be effective for Nordstrom as of the beginning of fiscal year 2009. We do not believe the adoption of SFAS 161 will have a material impact on our consolidated financial statements.
NOTE 2: ACCOUNTS RECEIVABLE
The components of accounts receivable are as follows:

	January 31, 2009	February 2, 2008

Trade receivables:
Unrestricted	$14	$18
Restricted	2,005	1,760
Allowance for doubtful accounts	(138)	(73)

Trade receivables, net	1,881	1,705
Other	61	83

Accounts receivable, net	$1,942	$1,788

The following table summarizes the restricted trade receivables:

	January 31, 2009	February 2, 2008

Private label card receivables	$636	$630
Nordstrom VISA credit card receivables	1,369	1,130

Restricted trade receivables	$2,005	$1,760

The restricted trade receivables secure our Series 2007-1 Notes, the Series 2007-2 Notes and our two variable funding notes. The restricted trade receivables relate to substantially all of our Nordstrom private label card receivables and our Nordstrom VISA credit card receivables.
The unrestricted trade receivables consist primarily of the remaining portion of our Nordstrom private label and Nordstrom VISA credit card receivables and accrued finance charges not yet allocated to customer accounts.
Other accounts receivable consist primarily of credit card receivables due from third-party financial institutions and vendor claims.
Nordstrom, Inc. and subsidiaries 43

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share and per option amounts
NOTE 3: LAND, BUILDINGS AND EQUIPMENT
Land, buildings and equipment consist of the following:

	January 31, 2009	February 2, 2008

Land and land improvements	$67	$65
Buildings and building improvements	847	842
Leasehold improvements	1,631	1,313
Store fixtures and equipment	2,214	1,995
Software	347	303
Construction in progress	222	391

	5,328	4,909
Less: accumulated depreciation and amortization	(3,107)	(2,926)

Land, buildings and equipment, net	$2,221	$1,983

The total cost of buildings and equipment held under capital lease obligations was $28 at the end of both 2008 and 2007, with related accumulated amortization of $21 in 2008 and $20 in 2007. The amortization of capitalized leased buildings and equipment of $1 in both 2008 and 2007 was recorded in depreciation expense.
NOTE 4: EMPLOYEE BENEFITS
We provide a 401(k) and profit sharing plan for our employees. Our Board of Directors establishes our profit sharing contribution each year. The 401(k) component is funded by voluntary employee contributions and our matching contributions up to a fixed percentage of employee contributions. Our expense related to the profit sharing component and matching contributions to the 401(k) component totaled $39, $50 and $73 in 2008, 2007 and 2006.
NOTE 5: INCOME TAXES
We recorded a liability for uncertain tax benefits upon adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) as of February 4, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2008 and 2007 is as follows:

Fiscal Year	2008	2007

Unrecognized tax benefit at beginning of year	$27	$21
Gross increase to tax positions in prior periods	2	5
Gross decrease to tax positions in prior periods	(1)	(1)
Gross increase to tax positions in current period	4	3
Lapse of statute	(1)	(1)
Settlements	(3)	-

Unrecognized tax benefit at end of year	$28	$27

Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $13 by January 30, 2010, if years close and audits are completed during 2009.
As of January 31, 2009 and February 2, 2008, $10 and $9 of the ending gross unrecognized tax benefit balance relates to deferred items which, if recognized, would not impact the effective tax rate.
Interest and penalties related to income tax matters are classified as a component of income tax expense. During 2008 and 2007, our income tax expense included $2 and $3 of tax-related interest and penalties. At the end of 2008 and 2007, our liability for interest and penalties was $6 and $4.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share and per option amounts
We file income tax returns in federal and various state and local jurisdictions. Prior to 2008, we filed returns in France and other foreign jurisdictions. With few exceptions, we are no longer subject to federal, state and local, or non-U.S. income tax examinations for years before 2002. During 2008, the IRS completed its routine examinations of our federal filings for the years 2002 through 2006. As a result of adjustments identified in the IRS examinations and revisions of estimates, we increased our deferred tax assets, specifically related to land, buildings and equipment which also resulted in a reduction in our effective tax rate. Additionally, the federal tax returns for 2007 and 2008 are under concurrent year processing (accelerated audits), which are expected to be completed in 2009 and 2010. We also currently have an active examination in France for the years 2001 through 2004, related to our Façonnable business which we sold in 2007.
Income tax expense consists of the following:

Fiscal year	2008	2007	2006

Current income taxes:
Federal	$244	$435	$423
State and local	39	65	63

Total current income tax expense	283	500	486

Deferred income taxes:
Current	(29)	(24)	(10)
Non-current	(7)	(18)	(48)

Total deferred income tax benefit	(36)	(42)	(58)

Total income tax expense	$247	$458	$428

A reconciliation of the statutory Federal income tax rate to the effective tax rate on earnings before income taxes is as follows:

Fiscal year	2008	2007	2006

Statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income taxes	3.4	3.4	3.2
Deferred tax adjustment	(3.2)	-	-
Permanent differences	2.0	-	-
Other, net	0.9	0.6	0.5

Effective tax rate	38.1%	39.0%	38.7%

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets and liabilities are as follows:

	January 31, 2009	February 2, 2008

Compensation and benefits accruals	$99	$105
Accrued expenses	63	56
Merchandise inventories	26	28
Land, buildings and equipment basis and depreciation differences	7	-
Gift cards and gift certificates	17	15
Loyalty reward certificates	11	10
Allowance on accounts receivables	54	28
Federal benefit of state taxes	10	9
Other	2	13

Total deferred tax assets	289	264
Land, buildings and equipment basis and depreciation differences	-	(4)

Total deferred tax liabilities	-	(4)

Net deferred tax assets	$289	$260

Nordstrom, Inc. and subsidiaries 45

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share and per option amounts
NOTE 6: DEBT AND CREDIT FACILITIES
We hold both secured and unsecured debt. The primary collateral for our secured debt is our Nordstrom private label card and Nordstrom VISA credit card receivables. A summary of long-term debt is as follows:

	January 31, 2009	February 2, 2008

Secured
Series 2007-1 Class A Notes, 4.92%, due April 2010	$326	$326
Series 2007-1 Class B Notes, 5.02%, due April 2010	24	24
Series 2007-2 Class A Notes, one-month LIBOR plus 0.06% per year, due April 2012	454	454
Series 2007-2 Class B Notes, one-month LIBOR plus 0.18% per year, due April 2012	46	46
Mortgage payable, 7.68%, due April 2020	63	67
Other	17	19

	930	936

Unsecured
Senior notes, 5.625%, due January 2009	-	250
Senior notes, 6.25%, due January 2018, net of unamortized discount	646	646
Senior debentures, 6.95%, due March 2028	300	300
Senior notes, 7.00%, due January 2038, net of unamortized discount	343	342
Other	19	23

	1,308	1,561

Total long-term debt	2,238	2,497
Less: current portion	(24)	(261)

Total due beyond one year	$2,214	$2,236

Both the Series 2007-1 Class A & B Notes and the Series 2007-2 Class A & B Notes are secured by substantially all of the Nordstrom private label card receivables and a 90% interest in the Nordstrom VISA credit card receivables.
Our mortgage payable is secured by an office building which had a net book value of $82 at the end of 2008.
Other secured and unsecured debt consists primarily of capital lease obligations and liabilities related to the acquisition of Jeffrey.
During the fourth quarter of 2008, we retired our $250 in 5.625% senior notes. The notes were paid using commercial paper borrowings.
The fair value of long-term debt, including current maturities, using quoted market prices of the same or similar issues, was $1,750 and $2,514 at the end of 2008 and 2007.
Required principal payments on long-term debt, excluding capital lease obligations, are as follows:

Fiscal year

2009	$23
2010	355
2011	5
2012	505
2013	5
Thereafter	1,332

The components of interest expense, net are as follows:

Fiscal year	2008	2007	2006

Interest expense on long-term debt and short-term borrowings	$145	$102	$63
Less:
Interest income	(3)	(16)	(15)
Capitalized interest	(11)	(12)	(5)

Interest expense, net	$131	$74	$43

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share and per option amounts
As of January 31, 2009, we had total short-term borrowing capacity for general corporate purposes of $950, of which we have borrowings outstanding of $275. Of the total capacity, we have $650 under our commercial paper program, which is backed by our unsecured line of credit. As of January 31, 2009, we had $275 in outstanding issuances of commercial paper. We paid a weighted average interest rate of approximately 1% for these issuances, which had a term of three days. As of February 2, 2008, we had no outstanding issuances of commercial paper. As of January 31, 2009 and February 2, 2008, we had no outstanding borrowings under our line of credit. The remaining $300 in short-term capacity as of January 31, 2009 was available under a Variable Funding Note facility (“2007-A VFN”). As of January 31, 2009 and February 2, 2008, we had no outstanding issuances against this facility.
During 2008, we increased our short-term borrowing capacity, by exercising the $150 accordion feature on our revolving credit facility. The accordion feature allowed us to increase our existing $500 unsecured line of credit to $650. In conjunction with the increase of our unsecured line of credit, we also increased our $500 commercial paper program to $650.
Our short-term borrowing facilities include restrictive covenants. Our commercial paper program allows us to use the proceeds to fund share repurchases as well as operating cash requirements. Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. The issuance of commercial paper has the effect, while it is outstanding, of reducing the borrowing capacity under the line of credit by an amount equal to the principal amount of the commercial paper. The unsecured line of credit expires in November 2010 and requires that we maintain a leverage ratio not greater than approximately four times adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”). As of January 31, 2009 and February 2, 2008 we were in compliance with this covenant.
Our 2007-A VFN is backed by substantially all of the Nordstrom private label card receivables and a 90% interest in the Nordstrom VISA credit card receivables with a commitment of $300. Borrowings under the facility incur interest based upon the cost of commercial paper issued by the third-party bank conduit plus specified fees. We pay a commitment fee for the note based on the size of commitment and the amount of borrowings outstanding. The facility matures November 2009 and can be cancelled if our debt ratings fall below Standard and Poor’s BB+ rating or Moody’s Ba1 rating. As of March 20, 2009, our rating by Standard and Poor’s was A-, four grades above BB+, and by Moody’s was Baa2, two grades above Ba1.
Our wholly owned federal savings bank, Nordstrom fsb, also maintains a variable funding facility with a short-term credit capacity of $100. This facility is backed by the remaining 10% interest in the Nordstrom VISA credit card receivables and is available, if needed, to provide liquidity support to Nordstrom fsb. As of January 31, 2009 and February 2, 2008, Nordstrom fsb had no outstanding borrowings under this facility. Borrowings under the facility incur interest based upon the cost of commercial paper issued by the third-party bank conduit plus specified fees.
NOTE 7: LEASES
Future minimum lease payments as of January 31, 2009 are as follows:

Fiscal year	Capital Leases	Operating Leases

2009	$3	$79
2010	2	82
2011	2	78
2012	2	64
2013	2	58
Thereafter	9	335

Total minimum lease payments	20	$696
Less amount representing interest	(7)

Present value of net minimum lease payments	$13

Rent expense for 2008, 2007 and 2006 are as follows:

Fiscal year	2008	2007	2006

Minimum rent:
Store locations	$63	$67	$67
Offices, warehouses and equipment	13	14	15
Percentage rent - store locations	9	14	12
Property incentives - store locations	(48)	(47)	(46)

Total rent expense	$37	$48	$48

The rent expense above does not include common area maintenance costs of $19 in both 2008 and 2007 and $16 in 2006.
Nordstrom, Inc. and subsidiaries 47

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share and per option amounts
NOTE 8: SELF INSURANCE
We retain a portion of the risk for certain losses related to health and welfare, workers’ compensation and general liability claims. Liabilities associated with these losses include estimates of both losses reported and losses incurred but not yet reported. We estimate our ultimate cost based on analysis of historical data and independent actuarial estimates.
•	Health and Welfare - We are self insured for the majority of our health and welfare coverage and we do not use stop-loss coverage. Participants contribute to the cost of their coverage through both premiums and out of pocket expenses and are subject to certain plan limits and deductibles. Our health and welfare reserve was $16 and $14 at the end of 2008 and 2007.

•	Workers’ Compensation - We have a retention per claim of $1 or less and no policy limits. Our workers’ compensation reserve was $53 at the end of both 2008 and 2007 and our expense was $19, $15 and $21 in 2008, 2007 and 2006.

•	General Liability - Our General Liability encompasses two types of losses - Employment Practices Liability and Commercial General Liability. We have a retention per claim of $1 or less and a policy limit up to $25 and $150, respectively. Our general liability insurance reserve was $11 at the end of 2008 and $10 at the end 2007.
NOTE 9: POST-RETIREMENT BENEFITS
We have an unfunded Supplemental Executive Retirement Plan (“SERP”), which provides retirement benefits to certain officers and select employees. The SERP has different benefit levels depending on the participant’s role in the company. As of January 31, 2009 and February 2, 2008, there were 33 and 38 officers and select employees eligible for SERP benefits. This plan is non-qualified and does not have a minimum funding requirement.
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
The following table reflects the effects of the adoption of SFAS 158 on our consolidated balance sheet as of February 3, 2007:

	Before Application		After Application
	of Statement 158	Adjustments	of Statement 158

Other assets	$185	$2	$187
Total assets	4,820	2	4,822
Other liabilities	228	12	240
Accumulated other comprehensive earnings (loss), net	1	(10)	(9)
Total shareholders’ equity	2,179	(10)	2,169
Total liabilities and shareholders’ equity	$4,820	$2	$4,822

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive earnings (pre-tax) included prior service cost of $(2) and $(3) and accumulated loss of $(9) and $(28) at the end of 2008 and 2007.
The change in benefit obligation and plan assets for 2008 and 2007 are as follows:

	January 31, 2009	February 2, 2008

Change in benefit obligation:
Benefit obligation at beginning of year	$95	$98
Participant service cost	3	3
Interest cost	7	6
Benefits paid	(4)	(4)
Actuarial gain	(16)	(8)

Benefit obligation at end of year	$85	$95
Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contribution	$4	$4
Distributions	(4)	(4)

Fair value of plan assets at end of year	-	-

Underfunded status	$(85)	$(95)

The accumulated benefit obligation was $81 at January 31, 2009 and $86 at February 2, 2008.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share and per option amounts
Amounts recognized as liabilities in the consolidated balance sheets consist of:

	January 31, 2009	February 2, 2008

Current liabilities	$5	$5
Noncurrent liabilities	80	90

Net amount recognized	$85	$95

The components of SERP expense are as follows:

Fiscal year	2008	2007	2006

Participant service cost	$2	$2	$2
Interest cost	6	6	6
Amortization of net loss	2	3	3
Amortization of prior service cost	1	1	1

Total expense	$11	$12	$12

Weighted-average assumptions used to determine benefit obligation and net periodic benefit cost are as follows:

Fiscal year	2008	2007	2006

Assumption percentages used to determine benefit obligation:
Discount rate	6.95%	6.35%	6.00%
Rate of compensation increase	3.00%	3.00%	4.00%

Assumption percentages used to determine net periodic benefit cost:
Discount rate	6.35%	6.00%	6.00%
Rate of compensation increase	3.00%	4.00%	4.00%
Measurement date	1/31/09	10/31/07	10/31/06

In accordance with SFAS 158, during 2008, we recognized a one-time adjustment of ($3) to retained earnings in shareholders’ equity as a result of changing our benefit obligation measurement date from October 31 to our fiscal year-end.
In 2008, the methodology for selecting the discount rate was to match the plan’s cash flows to that of a theoretical bond portfolio yield curve that provides the equivalent yields on zero-coupon, non-callable bonds with an AA rating or better by Moody’s and have at least $250 of outstanding issue for each maturity. In 2007, we used a discount rate that was determined by constructing a hypothetical bond portfolio based on bonds available on October 31, 2007 rated AA or better by either Moody’s or Standard & Poor’s. The discount rate changed from 6.35% in 2007 to 6.95% in 2008 to reflect the current interest rate environment.
In 2008, we updated the post-retirement mortality table to better reflect plan experience. In addition, we updated our assumptions relating to bonus payments, profit sharing contribution and salary growth.
As of January 31, 2009, the expected future benefit payments based upon the assumptions described above and including benefits attributable to future employee service for the following periods are as follows:

Fiscal year

2009	$5
2010	5
2011	5
2012	6
2013	6
2014-2018	37

In 2009, we expect less than $1 of costs currently in accumulated other comprehensive earnings to be recognized as components of net periodic benefit cost. We expect to make contributions to the plan of $5.
Nordstrom, Inc. and subsidiaries 49

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share and per option amounts
NOTE 10: SALE OF FAÇONNABLE
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
NOTE 11: COMMITMENTS AND CONTINGENT LIABILITIES
We are involved in routine claims, proceedings and litigation arising in the normal course of our business. We do not believe any such claim, proceeding or litigation, either alone or in aggregate, will have a material impact on our results of operations, financial position or liquidity. Our estimated total purchase obligations, capital expenditure contractual commitments and inventory purchase orders were $1,059 as of January 31, 2009. In connection with the purchase of foreign merchandise, we have outstanding import letters of credit totaling $5 as of January 31, 2009.
NOTE 12: SHAREHOLDERS’ EQUITY AND STOCK COMPENSATION PLANS
Share Repurchase Program
2008 SHARE REPURCHASES
During 2008 we repurchased 6.9 shares for $238 at an average price of $34.29. Although our share repurchase program will not expire until August 2009, we suspended the program in September 2008. We may resume the program in the future if economic conditions improve. As of January 31, 2009, we had $1,126 in remaining capacity under our share repurchase program. The actual amount and timing of future share repurchases will be subject to market conditions and applicable Securities and Exchange Commission rules.
2007 SHARE REPURCHASES
In August 2007, our Board of Directors authorized a $1,500 share repurchase program and in November 2007 authorized an additional $1,000 for share repurchases.
During 2007, we repurchased 39.1 shares for $1,728 at an average price per share of $44.17, including $300 repurchased as part of an accelerated share repurchase program. We repurchased 5.4 shares of our common stock on May 23, 2007 at $55.17 per share and in June 2007, we received 0.4 shares at no additional cost, based on the volume weighted average price of our common stock from June 1, 2007 to June 26, 2007. This resulted in an average price per share of $51.69 for the accelerated share repurchase as a whole.
2006 SHARE REPURCHASES
At the beginning of 2006, we had $213 remaining from a program authorized by our Board of Directors in February 2005. In 2006, our Board of Directors authorized an additional $1,000 of share repurchases. In 2006, we repurchased 16.5 shares for $621 at an average price of $37.57 per share.
Dividends
In 2008, we paid dividends of $0.64 per share. We paid dividends of $0.54 and $0.42 in 2007 and 2006.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share and per option amounts
Stock Compensation Plans
We currently grant stock options, performance share units and common shares under our 2004 Equity Incentive Plan.
The following table summarizes our stock-based compensation expense:

Fiscal year	2008	2007	2006

Stock options	$24	$23	$27
Employee stock purchase plan	2	2	2
Performance share units	-	(1)	7
Other	2	2	1

Total stock-based compensation expense before income tax benefit	28	26	37
Income tax benefit	(10)	(9)	(13)

Total stock-based compensation expense, net of income tax benefit	$18	$17	$24

The stock-based compensation expense before income tax benefit was recorded in our consolidated statements of earnings as follows:

Fiscal year	2008	2007	2006

Cost of sales and related buying and occupancy costs	$10	$10	$12
Selling, general and administrative expenses	18	16	25

Total stock-based compensation expense before income tax benefit	$28	$26	$37

Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (“SFAS 123(R)”), requires the benefits of tax deductions in excess of the compensation cost recognized for those awards to be classified as financing cash inflows rather than operating cash inflows. This amount is shown as “Excess tax benefit from stock-based payments” in the consolidated statement of cash flows and was $4, $26 and $38 in 2008, 2007 and 2006.
STOCK OPTIONS
We used the following assumptions to estimate the fair value for stock options at grant date:

Fiscal year	2008	2007	2006

Risk-free interest rate	2.0% - 4.3%	4.6% - 4.7%	4.9% - 5.1%
Volatility	45.0%	35.0%	37.0%
Dividend yield	1.3%	1.0%	1.0%
Expected life in years	5.5	5.7	5.4

The weighted average fair value per option at the grant date was $15, $20 and $16 in 2008, 2007 and 2006. The following describes the significant assumptions used to estimate the fair value of options granted:
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
In 2008 and 2007, stock option awards to employees were approved by the Compensation Committee of our Board of Directors and their exercise price was set at $38.02 and $53.63, respectively, the closing price of our common stock on February 28, 2008 and March 1, 2007 (the date of grant). In 2006, stock option awards to employees were approved by the Compensation Committee of our Board of Directors and their exercise price was set at $40.27, the closing price of our common stock on the Committee meeting date. The stock option awards provide recipients with the opportunity for financial rewards when our stock price increases. The awards are determined based upon a percentage of the recipients’ base salary and the fair value of the stock options. In 2008, we awarded stock options to 1,230 employees compared to 1,195 and 1,236 employees in the same periods in 2007 and 2006.
Nordstrom, Inc. and subsidiaries 51

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share and per option amounts
As of January 31, 2009, we have options outstanding under two stock option plans (collectively, the “Nordstrom, Inc. Plans”). Options vest over periods ranging from four to eight years, and expire ten years after the date of grant. We recognize stock-based compensation expense on a straight-line basis over the requisite service period. A summary of the stock option activity for 2008 under the Nordstrom, Inc. Plans is presented below:

Fiscal Year	2008

		Weighted-	Weighted-Average	Aggregate
	Shares	Average	Remaining Contractual	Intrinsic
		Exercise Price	Life (Years)	Value

Outstanding, beginning of year	10.9	$25
Granted	2.2	38
Exercised	(0.8)	17
Cancelled	(0.5)	40

Outstanding, end of year	11.8	$27	6	$9

Options exercisable at end of year	7.5	$19	4	$9

Options vested or expected to vest at end of year	11.1	$26	6	$9

The total intrinsic value of options exercised during 2008, 2007 and 2006 was $14, $79 and $111. The total fair value of stock options vested during fiscal years 2008, 2007 and 2006 was $24, $24 and $30. As of January 31, 2009, the total unrecognized stock-based compensation expense related to nonvested stock options was $37, which is expected to be recognized over a weighted average period of 30 months.
PERFORMANCE SHARE UNITS
We grant performance share units to executive officers as one of the ways to align compensation with shareholder interests. Performance share units are payable in either cash or stock as elected by the employee; therefore they are classified as a liability award in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. Performance share units vest after a three-year period only when our total shareholder return (reflecting daily stock price appreciation and compound reinvestment of dividends) is positive and outperforms companies in a defined group of direct competitors determined by the Compensation Committee of our Board of Directors. The percentage of units that are earned depends on our relative position at the end of the vesting period and can range from 0% to 125% of the number of units granted.
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
As of January 31, 2009, we had no liabilities related to performance share units. As of February 2, 2008, our liabilities included $3 for performance share units. As of January 31, 2009, we did not have any unrecognized stock-based compensation expense for unvested performance share units as we had a negative total shareholder return for all outstanding periods. This position may change before the end of the vesting period for the unvested performance share units. At February 2, 2008, 113,743 units were unvested. During the year ended January 31, 2009, 79,504 units were granted, 57,006 units were vested but unearned and 18,852 units were cancelled, resulting in an ending balance of 117,389 unvested units as of January 31, 2009.
The following table summarizes the information for performance share units that vested during the period:

Fiscal Year	2008	2007	2006

Number of performance share units earned[1]	-	191,794	216,865
Total fair value of performance share units earned	-	$12	$11
Total amount of performance share units settled or to be settled for cash	-	$3	$6

1In 2008, 57,006 units were vested, but unearned as the units had a negative total shareholder return as of January 31, 2009 (vest date).
NONEMPLOYEE DIRECTOR STOCK INCENTIVE PLAN
The Nonemployee Director Stock Incentive Plan authorizes the grant of stock awards to our nonemployee directors. These awards may be deferred or issued in the form of restricted or unrestricted stock, nonqualified stock options or stock appreciation rights. In 2008, we deferred shares with a total expense of $1. As of January 31, 2009, we had 0.7 remaining shares available for issuance.
EMPLOYEE STOCK PURCHASE PLAN
We offer an Employee Stock Purchase Plan (“ESPP”) as a benefit to our employees. Employees may make payroll deductions of up to ten percent of their base and bonus compensation. At the end of each six-month offering period, participants may purchase shares of our common stock at 90% of the fair market value on the last day of each offer period. Beginning in 2006, we recorded compensation expense over the purchase period at the fair value of the ESPP at the end of each reporting period. We issued 0.6 shares under the ESPP during the year ended January 31, 2009. As of January 31, 2009 and February 2, 2008, we had current liabilities of $5 and $6, respectively, for future purchase of shares under the ESPP.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share and per option amounts
NOTE 13: ACCUMULATED OTHER COMPREHENSIVE (LOSS) EARNINGS
The following table shows the components of accumulated other comprehensive (loss) earnings, net of tax:

	January 31, 2009	February 2, 2008	February 3, 2007

Foreign currency translation	-	-	$15
Unrecognized loss on postretirement benefit obligations, prior to adoption of SFAS 158	-	-	(16)
Adjustment to initially apply SFAS 158	-	-	(13)
Unrecognized loss on postretirement benefit obligations, subsequent to adoption of SFAS 158	$(10)	$(22)	-
Fair value adjustment to investment in asset backed securities	-	-	5

Total accumulated other comprehensive loss	$(10)	$(22)	$(9)

Included in our adjustment to initially apply SFAS 158 in 2006 are our SERP and our employee retiree medical plan. The adoption of SFAS 158 had a $(3) impact (net of tax of $2) to accumulated other comprehensive earnings for the retiree medical plan.
NOTE 14: EARNINGS PER SHARE
Earnings per basic share is computed using the weighted average number of common shares outstanding during the year. Earnings per diluted share uses the weighted average number of common shares outstanding during the year plus dilutive common stock equivalents, primarily stock options and performance share units.
The computation of earnings per share is as follows:

Fiscal year	2008	2007	2006

Net earnings	$401	$715	$678

Basic shares	216.6	244.8	260.7
Dilutive effect of stock options and performance share units	2.6	4.0	5.0

Diluted shares	219.2	248.8	265.7

Earnings per basic share	$1.85	$2.92	$2.60
Earnings per diluted share	$1.83	$2.88	$2.55

Options and other equity instruments totaling 4.9 shares in 2008, 2.7 shares in 2007 and 1.9 shares in 2006 were excluded from earnings per diluted share because their impact was anti-dilutive.
Since the beginning of 2006, 6.9 shares have been issued upon the exercise of stock options; we repurchased a total of 62.5 shares during the three fiscal years ended January 31, 2009.
Nordstrom, Inc. and subsidiaries 53

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share and per option amounts
NOTE 15: SEGMENT REPORTING
We offer three main channels through which our customers can shop: full-line and Rack retail stores and Nordstrom Direct (online and catalog). Our goal is to create an integrated, consistent merchandise offering for our customers regardless of which channel they choose. These three channels meet the aggregation criteria set forth in Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) with the exception of “distribution method.” Nordstrom Direct sells merchandise via our online store and the catalog as opposed to in a retail store. As such, we aggregate our full-line and Rack stores into the Retail Stores segment and report Direct as a separate segment.
The Credit segment earns finance charges and late fee income through operation of the Nordstrom private label and Nordstrom VISA credit cards.
The Other segment includes our product development group, which coordinates the design and production of private label merchandise sold in our retail stores, and our distribution network. This segment also includes our corporate center operations. During the time that we owned it, this segment also included the operations of our Façonnable business.
The segment information for 2007 and 2006 has been reclassified from our previous disclosures to reflect how we currently view our business. These changes include the 2008 view of interest expense between our Credit and Other segments and the 2008 view of our sales return reserve between our Direct and Other segments. These changes do not impact the consolidated statements of earnings.
The following table summarizes net sales by merchandise category:

Fiscal year	2008	2007	2006

Women’s apparel	$2,812	$3,063	$2,963
Shoes	1,721	1,784	1,731
Men’s apparel	1,362	1,571	1,561
Women’s accessories	963	941	848
Cosmetics	921	950	942
Children’s apparel	269	285	286
Other	224	234	230

Total	$8,272	$8,828	$8,561

The following table presents our sales by merchandise category as a percentage of net sales:

Fiscal year	2008	2007	2006

Women’s apparel	34%	35%	35%
Shoes	21%	20%	20%
Men’s apparel	16%	18%	18%
Women’s accessories	12%	11%	10%
Cosmetics	11%	11%	11%
Children’s apparel	3%	3%	3%
Other	3%	2%	3%

Total	100%	100%	100%

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

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share and per option amounts
The following tables set forth the information for our reportable segments:

	Retail
Fiscal year 2008	Stores		Direct	Credit	Other	Total

Net sales (a)	$7,674		$698	-	$(100)	$8,272
Net sales (decrease) increase	(5.9%	)	8.4%	N/A	N/A	(6.3%	)
Credit card revenue	-		-	302	(1)	301
Other income and expense, net	(5)		-	1	13	9
Interest expense, net (b)	-		-	(50)	(81)	(131)
Depreciation and amortization	259		8	1	34	302
Earnings before income taxes	884		187	(72)	(351)	648
Earnings before income taxes as a percentage of net sales	11.5%		26.8%	N/A	N/A	7.8%
Goodwill	38		15	-	-	53
Assets (c)	2,740		123	1,963	835	5,661
Capital expenditures	529		15	2	17	563

	Retail
Fiscal year 2007	Stores	Direct	Credit	Other	Total

Net sales (a)	$8,159	$644	-	$25	$8,828
Net sales increase	3.1%	17.9%	N/A	N/A	3.1%
Credit card revenue	-	-	253	(1)	252
Other income and expense, net	(1)	-	(3)	23	19
Interest expense, net (b)	-	-	(64)	(10)	(74)
Depreciation and amortization	228	3	1	37	269
Earnings before income taxes	1,256	165	(38)	(210)	1,173
Earnings before income taxes as a percentage of net sales	15.4%	25.6%	N/A	N/A	13.3%
Goodwill	38	15	-	-	53
Assets (c)	2,555	133	1,783	1,129	5,600
Capital expenditures	431	35	3	32	501

	Retail
Fiscal year 2006	Stores	Direct	Credit	Other	Total

Net sales (a)	$7,912	$546	-	$103	$8,561
Net sales increase	9.9%	24.7%	N/A	N/A	10.8%
Credit card revenue	-	-	105	-	105
Other income and expense, net	(1)	-	109	26	134
Interest expense, net (b)	-	-	(37)	(6)	(43)
Depreciation and amortization	237	3	1	44	285
Earnings before income taxes	1,204	134	47	(279)	1,106
Earnings before income taxes as a percentage of net sales	15.2%	24.5%	N/A	N/A	12.9%
Goodwill	8	16	-	28	52
Acquired tradename	-	-	-	84	84
Assets (c)	2,306	105	1,063	1,348	4,822
Capital expenditures	224	3	1	36	264

(a)	Net sales in Other include foreign sales of $0, $62 and $104 for 2008, 2007 and 2006.

(b)	Interest income of $2, $14 and $13 for 2008, 2007 and 2006 is recorded in our Other segment as an offset to interest expense, net.

(c)	Assets in Other include foreign assets of $212 at the end of 2006. There were no material foreign assets at the end of 2008 or 2007. Assets in Other also include unallocated assets in corporate headquarters, consisting primarily of cash, land, buildings and equipment, and deferred tax assets.
Nordstrom, Inc. and subsidiaries 55

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share and per option amounts
NOTE 16: SELECTED QUARTERLY DATA (UNAUDITED)

Fiscal year 2008	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Total

Net sales	$1,879		$2,287		$1,805		$2,301		$8,272
Same-store sales percentage change	(6.5%	)	(6.0%	)	(11.1%	)	(12.5%	)	(9.0%	)
Credit card revenues	70		72		74		85		301
Gross profit[1]	700		799		620		736		2,855
Selling, general and administrative expenses:
Retail stores, direct and other segments	494		547		490		580		2,111
Credit segment	51		57		77		90		275
Other income and expense, net	2		2		-		5		9
Earnings before income taxes	196		235		94		123		648
Net earnings	119		143		71		68		401
Net earnings as a percentage of net sales	6.3%		6.3%		3.9%		3.0%		4.8%
Earnings per basic share	$0.54		$0.66		$0.33		$0.32		$1.85
Earnings per diluted share	$0.54		$0.65		$0.33		$0.31		$1.83

Fiscal year 2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter		Total

Net sales	$1,954	$2,390	$1,970	$2,514		$8,828
Same-store sales percentage change	9.5%	5.9%	2.2%	(0.7%	)	3.9%
Credit card revenues	27	73	75	77		252
Gross profit[1]	739	876	742	945		3,302
Selling, general and administrative expenses:
Retail stores, direct and other segments	502	587	509	585		2,183
Credit segment	32	49	44	52		177
Other income and expense, net	29	(3)	(6)	(1)		19
Earnings before income taxes	254	293	272	354		1,173
Net earnings	157	180	166	212		715
Net earnings as a percentage of net sales	8.0%	7.6%	8.4%	8.4%		8.1%
Earnings per basic share	$0.61	$0.72	$0.69	$0.93		$2.92
Earnings per diluted share	$0.60	$0.71	$0.68	$0.92		$2.88

1Gross profit is calculated as net sales less cost of sales and related buying and occupancy costs.

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
The following information required under this item is filed as part of this report:

Page
Management’s Report on Internal Control Over Financial Reporting	31
Report of Independent Registered Public Accounting Firm	32
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required under this item is included in the following sections of our Proxy Statement for our 2009 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Executive Officers
Election of Directors
Board Committees
Director Nominating Process
Web site Access to Corporate Governance Documents
Section 16(a) Beneficial Ownership Reporting Compliance
Corporate Governance
The certifications of our President and Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Annual Report on Form 10-K and were included as exhibits to each of our quarterly reports on Form 10-Q. Our President certified to the New York Stock Exchange (NYSE) on June 11, 2008 pursuant to Section 303A.12(a) of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.
Item 11. Executive Compensation.
The information required under this item is included in the following sections of our Proxy Statement for our 2009 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Compensation of Executive Officers
Compensation Committee Report
Director Compensation
Compensation Committee Interlocks and Insider Participation
Nordstrom, Inc. and subsidiaries 57

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information required under this item is included in the following section of our Proxy Statement for our 2009 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Security Ownership of Certain Beneficial Owners and Management
Equity Compensation Plans
Item 13. Certain Relationships and Related Transactions.
The information required under this item is included in the following sections of our Proxy Statement for our 2009 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Election of Directors
Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services.
The information required under this item is included in the following section of our Proxy Statement for our 2009 Annual Meeting of Shareholders, which section is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Ratification of the Appointment of Independent Registered Public Accounting Firm
PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following information required under this item is filed as part of this report:
(a)1. FINANCIAL STATEMENTS
(a)2. FINANCIAL STATEMENT SCHEDULE

Page
Schedule II — Valuation and Qualifying Accounts	61
(a)3. EXHIBITS
Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 62 through 66 hereof.
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
Date: March 20, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Principal Financial Officer:		Principal Executive Officer:

/s/	Michael G. Koppel	/s/	Blake W. Nordstrom

	Michael G. Koppel		Blake W. Nordstrom
	Executive Vice President and Chief Financial Officer		President

Principal Accounting Officer:

/s/	James A. Howell

James A. Howell
Vice President, Finance

Directors:

/s/	Phyllis J. Campbell	/s/	Enrique Hernandez, Jr.

	Phyllis J. Campbell		Enrique Hernandez, Jr.
	Director		Chairman of the Board of Directors

/s/	Robert G. Miller	/s/	Blake W. Nordstrom

	Robert G. Miller		Blake W. Nordstrom
	Director		Director

/s/	Erik B. Nordstrom	/s/	Peter E. Nordstrom

	Erik B. Nordstrom		Peter E. Nordstrom
	Director		Director

/s/	Philip G. Satre	/s/	Robert D. Walter

	Philip G. Satre		Robert D. Walter
	Director		Director

/s/	Alison A. Winter

Alison A. Winter
Director

Date: March 20, 2009
Nordstrom, Inc. and subsidiaries 59

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We consent to the incorporation by reference in Registration Statement Nos. 033-18321, 333-63403, 333-40064, 333-40066, 333-79791, 333-101110, 333-118756, and 333-146049 on Form S-8 and No. 333-147664 on Form S-3 of our reports dated March 20, 2009, relating to the consolidated financial statements and financial statement schedule of Nordstrom, Inc. and subsidiaries and the effectiveness of Nordstrom, Inc.’s internal control over financial reporting appearing in this Annual Report on Form 10-K of Nordstrom, Inc. for the year ended January 31, 2009.
/s/ Deloitte & Touche LLP
Seattle, Washington
March 20, 2009

NORDSTROM, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at beginning	Charged to costs			Balance at end
Description	of period	and expenses		Deductions	of period

Deducted from related consolidated balance sheet account

Allowance for doubtful accounts:
Year ended:
January 31, 2009	$73	$173		$108 (B)	$138
February 2, 2008	17	86	(A)	30 (B)	73
February 3, 2007	18	17		18 (B)	17

Reserves

Allowance for sales return, net:
Year ended:
January 31, 2009	$56	$1,051		$1,037 (C)	$70
February 2, 2008	55	1,023		1,022 (C)	56
February 3, 2007	51	894		890 (C)	55

(A)	These expenses do not include write-offs of $21 related to the one-time transition of our VISA portfolio to on-balance sheet, which were included in other income and expense, net.

(B)	Deductions consist of write-offs of uncollectible accounts, net of recoveries.

(C)	Deductions consist of actual returns offset by the value of the merchandise returned and the sales commission reversed.
Nordstrom, Inc. and subsidiaries 61

Nordstrom, Inc. and Subsidiaries
Exhibit Index

Exhibit		Method of Filing
3.1	Articles of Incorporation as amended and restated on February 21, 2007	Incorporated by reference from the Registrant’s Form 8-K filed on February 23, 2007, Exhibit 3.1

3.2	Bylaws, as amended and restated on November 19, 2008	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 3.1

4.1	Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated March 11, 1998	Incorporated by reference from Registration No. 333-47035, Exhibit 4.1

4.2	Senior indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated January 13, 1999	Incorporated by reference from Registration No. 333-69281, Exhibit 4.3

4.3	Form of Subordinated Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated January 13, 1999	Incorporated by reference from Registration No. 333-69281, Exhibit 4.4

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
Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2007, Exhibit 4.6

4.10	Indenture Supplement, dated as of May 2, 2007, by and between Nordstrom Credit Card Master Note Trust II and Wells Fargo Bank, National Association	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2007, Exhibit 4.7

4.11	Form of 6.25% Note due January 2018	Incorporated by reference from the Registrant’s Form 8-K filed on December 3, 2007, Exhibit 4.1

4.12	Nordstrom 2007-A Amendment No. 1 to Note Purchase Agreement	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2008, Exhibit 4.1

10.1	Merchant Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1991, Exhibit 10.1

10.2	Investment Agreement dated October 8, 1984 between the Registrant and Nordstrom Credit, Inc.	Incorporated by reference from the Nordstrom Credit, Inc. Form 10, Exhibit 10.1

Exhibit		Method of Filing
10.3	1997 Nordstrom Stock Option Plan, amended and restated on February 16, 2000	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2003, Exhibit 10.1

10.4	Commercial Paper Dealer Agreement dated October 2, 1997 between Registrant and Bancamerica Securities, Inc.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.1

10.5	Commercial Paper Agreement dated October 2, 1997 between Registrant and Credit Suisse First Boston Corporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.2

10.6	Issuing and Paying Agency Agreement dated October 2, 1997 between Registrant and First Trust of New York, N.A.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.3

10.7	Performance Undertaking dated December 4, 2001 between Registrant and Bank One, N.A.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002, Exhibit 10.38

10.8	Promissory Note dated April 18, 2002 between 1700 Seventh, L.P. and New York Life Insurance Company	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.2

10.9	Promissory Note dated April 18, 2002 between 1700 Seventh, L.P. and Life Investors Insurance Company of America	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.3

10.10	Guaranty Agreement dated April 18, 2002 between Registrant, New York Life Insurance Company and Life Investors Insurance Company of America	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.4

10.11	The 2002 Nonemployee Director Stock Incentive Plan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002, Exhibit 10.1

10.12	Nordstrom, Inc. Leadership Separation Plan (Effective March 1, 2005)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005, Exhibit 10.43

10.13	Nordstrom, Inc. Executive Management Group Bonus Plan	Incorporated by reference from Registrant’s definitive proxy statement filed with the Commission on April 15, 2004

10.14	2004 Equity Incentive Plan	Incorporated by reference from Registrant’s definitive proxy statement filed with the Commission on April 15, 2004

10.15	Commitment of Nordstrom, Inc. to Nordstrom fsb dated June 17, 2004	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, Exhibit 10.4

10.16	Nordstrom fsb Segregated Earmarked Deposit Agreement and Security Agreement by and between Nordstrom fsb and Nordstrom, Inc. dated July 1, 2004	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, Exhibit 10.5

10.17
Revolving Credit Facility Agreement dated November 4, 2005, between Registrant and each of the initial lenders named therein as Lenders, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Syndication Agents, U.S. Bank, National Association, as Documentation Agent and Bank of America, N.A. as administrative agent
Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005, Exhibit 10.1

10.18	Press release dated August 21, 2007 announcing that its Board of Directors authorized a $1.5 billion share repurchase program	Incorporated by reference from the Registrant’s Form 8-K filed on August 22, 2007, Exhibit 99.1

Nordstrom, Inc. and subsidiaries 63

Exhibit		Method of Filing
10.19	Press release dated November 19, 2007 announcing that its Board of Directors authorized a $1.0 billion share repurchase program	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 99.1

10.20	Director Compensation Summary	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 3, 2007, Exhibit 10.54

10.21	2007 Stock Option Notice Award Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on February 26, 2007, Exhibit 10.1

10.22	2007 Performance Share Unit Award Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on February 26, 2007, Exhibit 10.2

10.23	Form of Restricted Stock Award under the 2002 Nonemployee Director Stock Incentive Plan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2007, Exhibit 10.1

10.24	Nordstrom, Inc. 2002 Nonemployee Director Stock Incentive Plan (2007 Amendment)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.39

10.25	Nordstrom Executive Deferred Compensation Plan (2007)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.40

10.26	Nordstrom Directors Deferred Compensation Plan (2007)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.41

10.27	Nordstrom, Inc. 2004 Equity Incentive Plan (2007 Amendment)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.44

10.28	First Amendment to Merchant Agreement and Operating Procedures dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated March 1, 2000	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.32

10.29	Second Amendment to Merchant Agreement and Operating Procedures dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated March 2, 2000	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.33

10.30	Third Amendment to Merchant Agreement and Operating Procedures dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated October 1, 2001	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.34

10.31	Fourth Amendment to Merchant Agreement and Operating Procedures dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated November 1, 2002	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.35

10.32	Fifth Amendment to Merchant Agreement and Operating Procedures dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated November 1, 2005	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.36

10.33	Sixth Amendment to Merchant Agreement and Operating Procedures dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated May 1, 2007	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.37

10.34	Forms of Notice of 1999 Stock Option Grant and Stock Option Agreements under the Nordstrom, Inc. 1997 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.38

10.35	Forms of Notice of 2001 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 1997 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.40

Exhibit		Method of Filing
10.36	Form of Notice of 2002 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 1997 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.41

10.37	Form of Notice of 2003 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 1997 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.42

10.38	Form of Notice of 2004 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 1997 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.43

10.39	Form of Notice of 2005 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 2004 Equity Incentive Plan	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2005, Exhibit 10.1

10.40	Form of Notice of 2006 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 2004 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.45

10.41	Form of 2006 Performance Share Unit Notice and Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on February 28, 2006, Exhibit 10.1

10.42	Participation Agreement, dated as of May 1, 2007, by and between Nordstrom fsb, as seller and Nordstrom Credit, Inc., as purchaser	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.1

10.43	Servicing Agreement, dated as of May 1, 2007, by and between Nordstrom fsb, and Nordstrom Credit, Inc.	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.2

10.44	Amended and Restated Receivables Purchase Agreement, dated as of May 1, 2007, by and between Nordstrom Credit, Inc., as seller and Nordstrom Credit Card Receivables II LLC, as purchaser	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.3

10.45
Amended and Restated Transfer and Servicing Agreement, dated as of May 1, 2007, by and between Nordstrom Credit Card Receivables II LLC, as transferor, Nordstrom fsb, as servicer, Wells Fargo Bank, National Association, as indenture trustee, and Nordstrom Credit Card Master Note Trust II, as issuer
Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.4

10.46	Second Amended and Restated Trust Agreement, dated as of May 1, 2007, by and between Nordstrom Credit Card Receivables II LLC, as transferor, and Wilmington Trust Company, as owner trustee	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.5

10.47	Amended and Restated Administration Agreement, dated as of May 1, 2007, by and between Nordstrom Credit Card Master Note Trust II, as issuer, and Nordstrom fsb, as administrator	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.6

10.48	Amendment 2006-1 to the Nordstrom, Inc. Leadership Separation Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.56

10.49	Notice of Exercise of Accordion on Revolving Credit Facility Agreement dated May 13, 2008	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2008, Exhibit 10.1

10.50	Nordstrom 401(k) Plan & Profit Sharing, amended and restated on August 27, 2008	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008, Exhibit 10.1

10.51	Nordstrom, Inc. Employee Stock Purchase Plan, amended and restated on August 27, 2008	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008, Exhibit 10.2

Nordstrom, Inc. and subsidiaries 65

Exhibit		Method of Filing
10.52	Nordstrom, Inc. 2004 Equity Incentive Plan (2008 Amendment)	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.1

10.53	Amendment 2008-1 to the Nordstrom Executive Deferred Compensation Plan (2007)	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.2

10.54	Amendment 2008-1, Nordstrom, Inc. Leadership Separation Plan	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.3

10.55	Nordstrom Supplemental Executive Retirement Plan (2008)	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.4

10.56	2008 Stock Option Notice Award Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on February 22, 2008, Exhibit 10.1

10.57	2008 Performance Share Unit Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on February 22, 2008, Exhibit 10.2

10.58	Form of Notice of 2000 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 1997 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.39

10.59	Form of 2005 Performance Share Unit Notice and Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2005, Exhibit 10.2

21.1	Significant subsidiaries of the Registrant	Filed herewith electronically

23.1	Consent of Independent Registered Public Accounting Firm	Filed as page 60 of this report

31.1	Certification of President required by Section 302(a) of the Sarbanes- Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically