Form 10-Q
period 2009-05-02
NORDSTROM INC
filed 2009-06-09
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
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
YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐ NO ☐
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
YES ☐ NO ☑
Common stock outstanding as of June 5, 2009: 216,360,015 shares of common stock

NORDSTROM, INC. AND SUBSIDIARIES

2 of 28

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended
	May 2,	May 3,
	2009	2008
Net sales	$1,706	$1,879
Credit card revenues	86	70

Total revenues	1,792	1,949
Cost of sales and related buying and occupancy costs	(1,107)	(1,179)
Selling, general and administrative expenses:
Retail stores, direct and other segments	(447)	(493)
Credit segment	(92)	(50)

Earnings before interest and income taxes	146	227
Interest expense, net	(31)	(31)

Earnings before income taxes	115	196
Income tax expense	(34)	(77)

Net earnings	$81	$119

Earnings per basic share	$0.38	$0.54
Earnings per diluted share	$0.37	$0.54

Basic shares	215.9	218.6
Diluted shares	217.4	221.7
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 28

NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	May 2, 2009	January 31, 2009	May 3, 2008
Assets
Current assets:
Cash and cash equivalents	$78	$72	$119
Accounts receivable, net	1,921	1,942	1,806
Merchandise inventories	1,004	900	1,079
Current deferred tax assets, net	220	210	181
Prepaid expenses and other	70	93	75

Total current assets	3,293	3,217	3,260

Land, buildings and equipment, net	2,231	2,221	2,061
Goodwill	53	53	53
Other assets	183	170	212

Total assets	$5,760	$5,661	$5,586

Liabilities and Shareholders’ Equity
Current liabilities:
Commercial paper	$125	$275	$—
Accounts payable	594	563	638
Accrued salaries, wages and related benefits	182	214	197
Other current liabilities	539	525	568
Current portion of long-term debt	375	24	260

Total current liabilities	1,815	1,601	1,663

Long-term debt, net	2,002	2,214	2,235
Deferred property incentives, net	459	435	381
Other liabilities	210	201	249

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 216.2, 215.4 and 216.9 shares issued and outstanding	1,014	997	957
Retained earnings	269	223	123
Accumulated other comprehensive loss	(9)	(10)	(22)

Total shareholders’ equity	1,274	1,210	1,058

Total liabilities and shareholders’ equity	$5,760	$5,661	$5,586

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 28

NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total

Balance at January 31, 2009	215.4	$997	$223	$(10)	$1,210

Net earnings	—	—	81	—	81
Other comprehensive earnings:
Postretirement plan adjustments	—	—	—	1	1

Comprehensive net earnings					82
Cash dividends paid ($0.16 per share)	—	—	(35)	—	(35)
Issuance of common stock for:
Stock option plans	0.3	4	—	—	4
Employee stock purchase plan	0.5	7	—	—	7
Stock-based compensation	—	6	—	—	6

Balance at May 2, 2009	216.2	$1,014	$269	$(9)	$1,274

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total

Balance at February 2, 2008	220.9	$936	$201	$(22)	$1,115

Net earnings	—	—	119	—	119
Cash dividends paid ($0.16 per share)	—	—	(35)	—	(35)
Issuance of common stock for:
Stock option plans	0.3	6	—	—	6
Employee stock purchase plan	0.3	9	—	—	9
Stock-based compensation	—	6	—	—	6
Repurchase of common stock	(4.6)	—	(162)	—	(162)

Balance at May 3, 2008	216.9	$957	$123	$(22)	$1,058

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 28

NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Quarter Ended
	May 2, 2009	May 3, 2008
Operating Activities
Net earnings	$81	$119
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of buildings and equipment, net	77	72
Amortization of deferred property incentives and other, net	(10)	(10)
Stock-based compensation expense	7	6
Deferred income taxes, net	(20)	(10)
Tax benefit from stock-based payments	1	2
Excess tax benefit from stock-based payments	(1)	(2)
Provision for bad debt expense	67	26
Change in operating assets and liabilities:
Accounts receivable	(16)	(1)
Merchandise inventories	(114)	(139)
Prepaid expenses and other assets	(1)	1
Accounts payable	84	110
Accrued salaries, wages and related benefits	(32)	(71)
Other current liabilities	(16)	(5)
Income taxes	47	23
Deferred property incentives	42	28
Other liabilities	9	4

Net cash provided by operating activities	205	153

Investing Activities
Capital expenditures	(102)	(142)
Change in accounts receivable originated at third parties	(30)	(42)
Other, net	—	(1)

Net cash used in investing activities	(132)	(185)

Financing Activities
Payments on commercial paper	(10)	—
Principal payments on long-term borrowings	(1)	(2)
(Decrease) increase in cash book overdrafts	(32)	2
Proceeds from exercise of stock options	3	5
Proceeds from employee stock purchase plan	7	9
Excess tax benefit from stock-based payments	1	2
Cash dividends paid	(35)	(35)
Repurchase of common stock	—	(188)

Net cash used in financing activities	(67)	(207)

Net increase (decrease) in cash and cash equivalents	6	(239)
Cash and cash equivalents at beginning of period	72	358

Cash and cash equivalents at end of period	$78	$119

Supplementary Cash Flow Information
Cash paid during the quarter for:
Interest (net of capitalized interest)	$19	$19
Income taxes	$5	$49
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

6 of 28

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in our 2008 Annual Report on Form 10-K. The same accounting policies are followed for preparing quarterly and annual financial information. All adjustments necessary for the fair presentation of the results of operations, financial position and cash flows have been included and are of a normal, recurring nature.
Our business, like that of other retailers, is subject to seasonal fluctuations. Our Anniversary Sale in July, the holidays in December, and our Half-yearly sales events typically result in higher sales in the second and fourth quarters of our fiscal years. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.
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
Our accounting policies in 2009 are consistent with those discussed in our 2008 Annual Report on Form 10-K.
Reclassification
In order to improve the transparency related to our Credit segment, we have reclassified credit card revenues and expenses in our consolidated statements of earnings for the first quarter of 2008 to conform to our 2009 presentation. Credit card revenues were previously included in finance charges and other, net in our consolidated statement of earnings and selling, general and administrative expenses for our credit segment were previously included in total selling, general and administrative expenses in our consolidated statements of earnings. These reclassifications, which were made beginning with our 2008 Annual Report on Form 10-K, did not impact our reported net earnings, earnings per share or cash flows for the first quarter of 2008.
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for a noncontrolling interest (minority interest) in a subsidiary, provides guidance on the accounting for and reporting of the deconsolidation of a subsidiary, and increases transparency through expanded disclosures. Specifically, SFAS 160 requires the recognition of a minority interest as equity in the consolidated financial statements and separate from the parent company’s equity. It also requires consolidated net earnings in the consolidated statement of earnings to include the amount of net earnings attributable to minority interest. This statement became effective for Nordstrom as of the beginning of fiscal year 2009 and did not have a material impact on our consolidated financial statements.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. The new disclosure requirements for this statement became effective for Nordstrom as of the beginning of fiscal year 2009. As of May 2, 2009, we did not have any material derivative instruments or hedging activities that would require additional disclosures in our consolidated financial statements.
In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1, which requires disclosure about the fair value of financial instruments in interim financial statements as well as in annual financial statements, is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. This FSP will not impact our consolidated financial position or results of operations, as its requirements are disclosure-only in nature. We will provide the required disclosures beginning with our Form 10-Q for the quarter ended August 1, 2009.

7 of 28

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In May 2009, the FASB issued Statement of Accounting Standards No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. This standard will be effective for reporting periods ending after June 15, 2009. SFAS 165 will not impact our consolidated financial position or results of operations, as its requirements are disclosure-only in nature.
NOTE 2: ACCOUNTS RECEIVABLE
The components of accounts receivable are as follows:

	May 2, 2009	January 31, 2009	May 3, 2008
Trade receivables:
Restricted	$1,977	$2,005	$1,762
Unrestricted	29	14	28
Allowance for doubtful accounts	(161)	(138)	(76)

Trade receivables, net	1,845	1,881	1,714
Other	76	61	92

Accounts receivable, net	$1,921	$1,942	$1,806

The following table summarizes the restricted trade receivables:

	May 2, 2009	January 31, 2009	May 3, 2008
Nordstrom VISA credit card receivables	$1,367	$1,369	$1,164
Private label card receivables	610	636	598

Restricted trade receivables	$1,977	$2,005	$1,762

The restricted trade receivables secure our Series 2007-1 Notes, the Series 2007-2 Notes and our two variable funding notes. The restricted trade receivables relate to substantially all of our Nordstrom private label card receivables and Nordstrom VISA credit card receivables.
The unrestricted trade receivables consist primarily of the remaining portion of our Nordstrom private label and Nordstrom VISA credit card receivables and accrued finance charges not yet allocated to customer accounts. Other accounts receivable consist primarily of credit card receivables due from third-party financial institutions and vendor claims.
Our Nordstrom private label cards can be used only in Nordstrom stores, while the Nordstrom VISA cards allow our customers the option of using the cards for purchases of Nordstrom merchandise and services, as well as for purchases outside of Nordstrom. We record the Nordstrom private label and VISA credit card receivables as trade receivables on our consolidated balance sheets at outstanding principal, net of an allowance for doubtful accounts.
Cash flows from the use of both the private label cards and Nordstrom VISA cards for sales originating at our Nordstrom stores are treated as an operating activity in the consolidated statements of cash flows as they relate to sales at Nordstrom. Cash flows arising from the use of Nordstrom VISA cards outside of Nordstrom stores are treated as an investing activity within the condensed consolidated statements of cash flows, as they represent loans made to our customers for purchases at third parties.

8 of 28

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 3: DEBT AND CREDIT FACILITIES
We hold both secured and unsecured debt. The primary collateral for our secured debt is our Nordstrom private label card and Nordstrom VISA credit card receivables. A summary of long-term debt is as follows:

	May 2, 2009	January 31, 2009	May 3, 2008
Secured
Series 2007-1 Class A Notes, 4.92%, due April 2010	$326	$326	$326
Series 2007-1 Class B Notes, 5.02%, due April 2010	24	24	24
Series 2007-2 Class A Notes, one-month LIBOR plus 0.06% per year, due April 2012	454	454	454
Series 2007-2 Class B Notes, one-month LIBOR plus 0.18% per year, due April 2012	46	46	46
Mortgage payable, 7.68%, due April 2020	62	63	66
Other	16	17	19

	928	930	935
Unsecured
Commercial paper	140	—	—
Senior notes, 5.625%, due January 2009	—	—	250
Senior notes, 6.25%, due January 2018, net of unamortized discount	647	646	646
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 7.00%, due January 2038, net of unamortized discount	343	343	342
Other	19	19	22

	1,449	1,308	1,560

Total long-term debt	2,377	2,238	2,495
Less: current portion	(375)	(24)	(260)

Total due beyond one year	$2,002	$2,214	$2,235

As of May 2, 2009 and May 3, 2008, we had $375 and $260 classified as current portion of long-term debt in our condensed consolidated balance sheets. As of May 2, 2009, this balance was primarily composed of $350 related to our series 2007-1 notes due in April 2010. As of May 3, 2008, the current portion of long-term debt consisted primarily of $250 related to our senior notes due in January 2009.
Under our $650 commercial paper program, we had $265 in outstanding issuances as of May 2, 2009. The issuance of commercial paper has the effect, while it is outstanding, of reducing borrowing capacity under our $650 line of credit by an amount equal to the principal amount of commercial paper. We paid a weighted average interest rate of approximately 0.8% for these issuances, which had terms of three to seven days. As of May 2, 2009, we had no outstanding borrowings under our line of credit. On May 26, 2009, we issued $400 senior unsecured notes at 6.75%, due June 2014. Of our $265 in outstanding issuances of commercial paper, $125 was repaid subsequent to May 2, 2009 using operating cash flows. The remaining $140 which was outstanding on May 26, 2009 was repaid with a portion of the proceeds from the issuance of our $400 notes. Because this portion was refinanced with long-term borrowings, we have classified $140 of the commercial paper facility as long-term debt in our condensed consolidated balance sheet as of May 2, 2009. The remaining $125 of commercial paper which was repaid using operating cash flows is classified as a current liability in our condensed consolidated balance sheet as of May 2, 2009. See further discussion of our $400 senior unsecured notes in Note 8: Subsequent Event.
Additionally, we had $300 in short-term capacity as of May 2, 2009 available under a Variable Funding Note facility (“2007-A VFN”). As of May 2, 2009 we had no outstanding issuances against this facility. The 2007-A VFN matures in November 2009 and can be cancelled if our debt ratings fall below Standard & Poor’s BB+ rating or Moody’s Ba1 rating. As of June 9, 2009, our rating by Standard & Poor’s was BBB+, four grades above the threshold, and by Moody’s was Baa2, three grades above the threshold.

9 of 28

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 4: STOCK COMPENSATION PLANS
Stock-based compensation expense before income tax benefit was recorded in our condensed consolidated statements of earnings as follows:

	Quarter Ended
	May 2, 2009	May 3, 2008

Cost of sales and related buying and occupancy costs	$2	$2
Selling, general and administrative expenses	5	4

Total stock-based compensation expense before income tax benefit	$7	$6

Stock Options
During the quarter ended May 2, 2009, 4.9 options were granted, 0.3 options were exercised, 0.1 options expired and 0.2 options were cancelled. During the quarter ended May 3, 2008, 2.2 options were granted, 0.3 options were exercised, and 0.1 options were cancelled. The weighted average fair value per option at the date of grant was $7 and $15 in the first quarter of 2009 and 2008. We used the following assumptions to estimate the fair value of stock options at the date of grant:

	Quarter Ended
	May 2, 2009	May 3, 2008

Risk-free interest rate: Represents the yield on U.S. Treasury zero-coupon securities that mature over the 10-year life of the stock options.	0.7% - 3.3%	2.0% - 4.3%

Weighted average expected volatility: Based on a combination of the historical volatility of our common stock and the implied volatility of exchange traded options for our common stock.	61.0%	45.0%

Weighted average expected dividend yield: Our forecasted dividend yield for the next ten years.	1.3%	1.3%

Weighted average expected life in years: Represents the estimated period of time until option exercise. The expected term of options granted was derived from the output of the Binomial Lattice option valuation model and was based on our historical exercise behavior, taking into consideration the contractual term of the option and our employees’ expected exercise and post-vesting employment termination behavior.	5.3	5.5
Performance Share Units
As of May 2, 2009, our liabilities included less than $1 for performance share units. As of both January 31, 2009 and May 3, 2008, we had no liabilities related to performance share units. For both the quarter ended May 2, 2009 and May 3, 2008, stock-based compensation expense related to performance share units was less than $1. As of May 2, 2009, the remaining unrecognized stock-based compensation expense related to unvested performance share units was $4, which is expected to be recognized over a weighted average period of 33 months. At January 31, 2009, 117,389 units were unvested. During the quarter ended May 2, 2009, 144,891 units were granted, no units vested and no units cancelled, resulting in an ending balance of 262,280 unvested units as of May 2, 2009.

10 of 28

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 5: EARNINGS PER SHARE
The computation of earnings per share is as follows:

	Quarter Ended
	May 2, 2009	May 3, 2008

Net earnings	$81	$119

Basic shares	215.9	218.6
Dilutive effect of stock options and performance share units	1.5	3.1

Diluted shares	217.4	221.7

Earnings per basic share	$0.38	$0.54
Earnings per diluted share	$0.37	$0.54

Antidilutive stock options and other	12.7	5.3
NOTE 6: SEGMENT REPORTING
We aggregate our full-line, Rack and Jeffrey stores into the Retail Stores segment and report Direct as a separate segment. The Credit segment earns finance charges, interchange and late fee income through operation of the Nordstrom private label and Nordstrom VISA credit cards. The Other segment includes our product development group, which coordinates the design and production of private label merchandise sold in our retail stores, and our distribution network. This segment also includes our corporate center operations. The following tables set forth the information for our reportable segments:

Quarter ended	Retail
May 2, 2009	Stores		Direct		Credit	Other	Total

Net sales	$1,583		$149		—	$(26)	$1,706
Net sales decrease	(9.6%	)	(0.2%	)	N/A	N/A	(9.2%	)
Credit card revenue	—		—		86	—	86
Earnings before interest and income taxes	184		47		(18)	(67)	146
Interest expense, net	—		—		(10)	(21)	(31)
Earnings before income taxes	184		47		(28)	(88)	115
Earnings before income taxes as a percentage of net sales	11.6%		31.5%		N/A	N/A	6.7%
Total assets	$2,867		$132		$1,937	$824	$5,760

Quarter ended	Retail
May 3, 2008	Stores		Direct	Credit	Other	Total

Net sales	$1,752		$149	—	$(22)	$1,879
Net sales (decrease) increase	(2.3%	)	6.5%	N/A	N/A	(3.8%	)
Credit card revenue	—		—	70	—	70
Earnings before interest and income taxes	246		40	11	(70)	227
Interest expense, net	—		—	(13)	(18)	(31)
Earnings before income taxes	246		40	(2)	(88)	196
Earnings before income taxes as a percentage of net sales	14.0%		26.7%	N/A	N/A	10.4%
Total assets	$2,743		$140	$1,821	$882	$5,586
NOTE 7: CONTINGENT LIABILITIES
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

11 of 28

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 8: SUBSEQUENT EVENT
On May 26, 2009, we issued $400 senior unsecured notes at 6.75%, due June 2014. After deducting the original issue discount, underwriting fees and other expenses of $4, net proceeds from the offering were $396. A portion of these net proceeds were used to repay $140 in commercial paper borrowings outstanding at the date of issuance. The remaining proceeds will be used for general corporate purposes.

12 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in millions except per share and per square foot amounts)
The following discussion should be read in conjunction with the Management’s Discussion and Analysis section of our 2008 Annual Report on Form 10-K filed with the Commission on March 23, 2009.
FORWARD-LOOKING INFORMATION CAUTIONARY STATEMENT
Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including anticipated financial results, use of cash and liquidity, growth, store openings and trends in our operations. Actual future results and trends may differ materially from historical results or current expectations depending upon various factors including, but not limited to:
•	the impact of deteriorating economic and market conditions and the resulting impact on consumer spending patterns
•	our ability to respond to the business environment and fashion trends
•	our ability to safeguard our brand and reputation
•	our ability to effectively manage inventory
•	efficient and proper allocation of our capital resources
•	successful execution of our store growth strategy including the timely completion of construction associated with newly planned stores, relocations and remodels, all of which may be impacted by the financial health of third parties
•	our compliance with applicable banking and related laws and regulations impacting our ability to extend credit to our customers
•	trends in personal bankruptcies and bad debt write-offs
•	availability and cost of credit
•	changes in interest rates
•	disruptions in our supply chain
•	our ability to maintain our relationships with vendors and developers who may be experiencing economic difficulties
•	the geographic location of our stores
•	our ability to maintain our relationships with our employees and to effectively train and develop our future leaders
•	our compliance with information security and privacy laws and regulations, employment laws and regulations and other laws and regulations applicable to the company
•	successful execution of our technology strategy
•	successful execution of our multi-channel strategy
•	risks related to fluctuations in world currencies
•	weather conditions and hazards of nature that affect consumer traffic and consumers’ purchasing patterns
•	the effectiveness of planned advertising, marketing and promotional campaigns
•	our ability to control costs
•	timing and amounts of any share repurchases by the company
These and other factors, including those factors described in Part I, “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended January 31, 2009 and in Part II, “Item 1A. Risk Factors” on page 26 of this report, could affect our financial results and trends and cause actual results and trends to differ materially from those contained in any forward-looking statements we may provide. As a result, while we believe there is a reasonable basis for the forward-looking statements, you should not place undue reliance on those statements. We undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances. This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

13 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued) (Amounts in millions except per share and per square foot amounts)
RESULTS OF OPERATIONS
Overview

	First Quarter
	2009	2008
Net earnings	$81	$119
Net earnings as a percentage of total revenues	4.5%	6.1%
Earnings per diluted share	$0.37	$0.54
For the quarter ended May 2, 2009, earnings were $81, or $0.37 per diluted share, compared with earnings of $119, or $0.54 per diluted share for the quarter ended May 3, 2008. Included in the 2009 first quarter results was a benefit of approximately $12, or $0.06 per diluted share, related to the closure of our 2007 federal tax return audit. For the first quarter of 2009, overall business trends were consistent with our plan and we maintained our discipline with respect to inventory and expenses. As a result, our performance was in line with our planned sales and better than our planned earnings. While the retail portion of our business is less volatile, recent trends have shown deterioration in our credit business as delinquency rates continue to increase. Key highlights of the first quarter include:
•	Total net sales for the quarter ended May 2, 2009 decreased 9.2% due to same-store sales decreases, partially offset by the addition of stores. For the quarter, total company same-store sales decreased 13.2%, compared with a 6.5% same-store sales decline last year. Although full-line same-store sales decreased, Rack delivered an increase in same-store sales of 1.2%.

•	Gross profit, as a percentage of net sales, decreased 215 basis points compared with last year’s first quarter. Approximately half of the decline was due to the impact of fixed buying and occupancy costs as a percentage of reduced sales, with the remaining decline due to reduced merchandise margins as a percentage of net sales. During the first quarter of 2009, we continued to maintain inventory levels that were consistent with current sales trends.

•	Retail selling, general and administrative expenses decreased $46 compared to the prior year, inclusive of $17 in expenses in 2009 from stores opened since the first quarter of 2008. We opened six full-line stores and ten Nordstrom Rack stores since the first quarter of 2008, increasing our retail square footage by 5.7%.

•	Credit selling, general and administrative expenses increased $42 compared with last year’s first quarter due to higher levels of bad debt.

•	For the 2009 fiscal year, we currently expect earnings per diluted share in the range of $1.25 to $1.50, increased from the previous range of $1.10 to $1.40.
Retail Stores, Direct and Other Segments
Summary
Our Retail Stores segment includes our full-line and Rack stores; our Direct segment includes our online store; and our Other segment includes our product development group and corporate center operations. The following table summarizes the combined results of our Retail Stores, Direct and Other segments for the quarter ended May 2, 2009 compared with the quarter ended May 3, 2008:

	First Quarter
	2009		2008
	Amount	% of net sales[2]	Amount	% of net sales[2]
Net sales	$1,706	100.0%	$1,879	100.0%
Cost of sales and related buying and occupancy costs	(1,095)	(64.2%)	(1,170)	(62.2%)

Gross profit[1]	611	35.8%	709	37.8%
Selling, general and administrative expenses	(447)	(26.2%)	(493)	(26.2%)

Earnings before interest and income taxes	164	9.6%	216	11.5%

[1]	Gross profit is calculated as net sales less Retail Stores, Direct and Other segments cost of sales and related buying and occupancy costs.

[2]	Subtotals and totals may not foot due to rounding.

14 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued) (Amounts in millions except per share and per square foot amounts)
Net Sales

	First Quarter
	2009		2008
Net sales	$1,706		$1,879
Net sales decrease	(9.2%	)	(3.8%	)
Total company same-store sales decrease	(13.2%	)	(6.5%	)
Total net sales for the first quarter decreased 9.2% over the same period in the prior year as the consumer environment continued to be challenging, with decreases at our full-line stores offset by increases for our Rack stores.
Same-store sales for our full-line stores decreased 16.5%. The largest decreases came in men’s wear, designer apparel and men’s shoes, which were below the full-line same-store sales average. We have seen the decline in men’s apparel and shoes correspond with the economic downturn. In 2009, consumers continue to be conservative with their spending, which impacted the results of our designer category. Merchandise categories with results above the same-store sales average included junior women’s apparel and cosmetics. Our merchants continue to work with our vendors to provide a balanced and compelling merchandise offering to our customers.
Regionally, the Northwest, California and the Northeast experienced same-store sales below the full-line store average.
Our Rack channel delivered a 1.2% same-store sales increase for the quarter ended May 2, 2009. These results were driven by growth in shoes and women’s apparel categories. Shoes benefited from the sales of junior women’s footwear, while women’s apparel was led by trend tops.
Sales for our Direct channel were approximately flat for the quarter ended May 2, 2009 compared with the same period last year.
We expect full year 2009 same-store sales to decrease in the range of 10% to 15%.
Gross Profit

	First Quarter
	2009	2008
Gross profit	$611	$709
Gross profit rate[1]	35.8%	37.8%

[1]	Gross profit rate is calculated as gross profit divided by net sales.

	First Quarter
	2009	2008
Average inventory per square foot	$48.62	$53.00
Inventory turnover rate[1]	5.08	5.05

[1]	Inventory turnover rate is calculated as the trailing 12 months cost of sales and related buying and occupancy costs (for all segments) divided by 5-quarter average inventory.
Retail gross profit decreased $98 for the first quarter of 2009 compared with the first quarter of 2008 while our retail gross profit rate deteriorated 200 basis points for the quarter. Our gross profit rate is made up of both merchandise margin and buying and occupancy costs. The impact of our fixed buying and occupancy costs as a percentage of reduced sales drove approximately half of the decrease in our gross profit rate. Our merchandise margin drove the remaining decrease, as lower initial markups and an unfavorable merchandise mix were partially offset by lower markdowns.
Our inventory turnover rate was consistent with last year, while our average inventory per square foot decreased 8.3% compared with the quarter ended May 3, 2008. Continued efforts to align inventory levels with lower demand resulted in lower average inventory per square foot.
Based on our performance for the first quarter of 2009, we currently expect our retail gross profit rate for the full year 2009 to decrease 130 to 200 basis points from 2008 levels.

15 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued) (Amounts in millions except per share and per square foot amounts)
Selling, General and Administrative Expenses

	First Quarter
	2009	2008
Selling, general and administrative expenses	$447	$493
Selling, general and administrative rate[1]	26.2%	26.2%

[1]	Selling, general and administrative rate is calculated as selling, general and administrative expenses for our Retail Stores, Direct and Other segments as a percentage of net sales.
Selling, general and administrative expenses for our Retail Stores, Direct and Other segments decreased 9%, or $46 compared to last year’s first quarter. Lower variable expenses as well as fixed cost savings drove a decrease of approximately $63, which was partially offset by $17 in expenses for the six full-line and ten Rack stores opened since the first quarter of 2008. Retail square footage increased 1.2, or 5.7% since the first quarter of 2008. Variable expenses decreased consistent with the decrease in sales. Fixed cost reductions were primarily in services purchased, advertising and labor.
We currently anticipate our retail selling, general and administrative expenses to decrease $100 to $200 for 2009.
Credit Segment
The Nordstrom credit card products are designed to grow retail sales and customer relationships by providing superior payment products, services and loyalty benefits. We believe that owning our credit card business allows us to fully integrate our rewards program with our retail stores and provide superior service to our customers, thus deepening our relationship with them and driving higher levels of customer loyalty. Each card enables participation in the Nordstrom Fashion Rewards® program, through which customers accumulate points based on their level of spending (two points per dollar spent at Nordstrom and one point per dollar spent outside of Nordstrom stores). Upon reaching two thousand points, customers receive twenty dollars in Nordstrom Notes®, which can be redeemed for goods or services in our stores. As customers increase their level of spending they receive additional benefits, including rewards such as complimentary shipping and alterations in our retail stores. We believe the Fashion Rewards program, including these additional rewards, helps drive sales in our Retail Stores and Direct segments.

16 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued) (Amounts in millions except per share and per square foot amounts)
The table below illustrates a detailed view of the operational results of our Credit segment, consistent with the segment disclosure provided in the notes to the condensed consolidated financial statements. In order to view the total economic contribution of our credit card program, intercompany merchant fees are also included in the table below. Intercompany merchant fees represent the estimated intercompany income of our credit business from the usage of our cards in the Retail Stores and Direct segments. To encourage the use of Nordstrom cards in our stores, the Credit segment does not charge the Retail Stores and Direct segments an intercompany interchange merchant fee. On a consolidated basis, we avoid these costs which would be incurred if our customers used third-party cards.

	First Quarter
	2009	2008
Finance charge revenue	$64	$51
Interchange	16	16
Late fees and other revenue	6	3

Total credit card revenues	86	70
Interest expense	(10)	(13)

Net credit card income	76	57
Cost of sales — loyalty program	(12)	(9)
Selling, general and administrative expenses	(92)	(50)

Total expense	(104)	(59)

Credit card charge to earnings before income taxes, as presented in segment disclosure	(28)	(2)

Intercompany merchant fees	10	10

Total credit card (charge) contribution	$(18)	$8

Average accounts receivable investment (assuming 80% of accounts receivable is funded with debt)	$402	$357
Credit card (charge) contribution, net of tax, as a percentage of average accounts receivable investment[1]	(10.8% )	5.6%

[1]	Based on annualized first quarter credit card (charge) contribution, net of tax
Net Credit Card Income
Credit card revenues include finance charges, interchange fees, late and other fees. The majority of our credit accounts have finance charge rates that vary with changes in the prime rate. Interchange fees are earned from the use of Nordstrom VISA credit cards at merchants outside of Nordstrom.
Credit card revenues increased from $70 in the first quarter of 2008 to $86 in the first quarter of 2009 due to the change in our credit card terms that were implemented in the fourth quarter of 2008 and growth in our accounts receivable balance.
Based on results for the first quarter of 2009 as well as the previously implemented increases in annual percentage rate terms, we expect our credit card revenues for 2009 to increase $75 to $80.
Interest expense is assigned to the Credit segment proportionate to the amount of debt estimated to fund our credit card receivables, which assumes a mix of 80% debt and 20% equity. The average accounts receivable investment metric included in the table above represents our best estimate of the amount of capital for our credit card program that is financed by equity. As a means of assigning comparable cost of capital for our credit card business, we believe it is important to maintain a capital structure similar to other financial institutions. Based on our research, we have found that debt as a percentage of credit card receivables for other credit card companies ranges from 70% to 90%. We believe that debt equal to 80% of our credit card receivables is appropriate given our overall capital structure goals.
Interest expense decreased to $10 in the first quarter of 2009 from $13 in the first quarter of 2008 due to declining variable interest rates, partially offset by higher average borrowings.

17 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued) (Amounts in millions except per share and per square foot amounts)
Cost of Sales
Cost of sales includes the estimated cost of Nordstrom Notes that will be issued and redeemed under our Fashion Rewards program. The increase in cost of sales expense to $12 in the first quarter of 2009 compared with $9 in the first quarter in 2008 was primarily due to a Nordstrom Fashion Rewards triple point event held for Nordstrom cardholders in the first quarter of 2009. This event replaced a Nordstrom Fashion Rewards event in 2008 that began in late April and extended into May last year.
Credit Selling, General and Administrative Expenses
Selling, general and administrative expenses for our credit segment are made up of operational and marketing expenses and bad debt. These expenses are summarized in the following table:

	First Quarter
	2009	2008
Operational and marketing expense	$25	$24
Bad debt expense	67	26

Total credit selling, general and administrative expense	$92	$50

Operational and marketing expenses, which are incurred to support and service our credit card products, remained relatively constant at $25 for the first quarter of 2009 compared with $24 for the first quarter of 2008. This reflects expenses that are relatively fixed when compared to portfolio growth and our continued focus on controlling expenses.
Bad debt expense increased to $67 in the first quarter of 2009 from $26 in the first quarter of 2008 due to increased delinquencies and write-offs reflecting current consumer credit trends, as well as reserves for higher projected losses inherent in the receivables portfolio as of May 2, 2009.
The following table illustrates the activity in the allowance for doubtful accounts for the first quarter of 2009 and 2008:

	First Quarter
	2009	2008
Allowance at beginning of period	$138	$73
Bad debt provision	67	26
Net write-offs	(44)	(23)

Allowance at end of period	$161	$76

Allowance as a percentage of accounts receivable	8.0%	4.3%
Bad debt provision as a percentage of average accounts receivable[1]	13.3%	5.8%
Net write-offs as a percentage of average accounts receivable[2]	8.7%	4.9%

[1]	Based upon annualized first quarter bad debt provision.

[2]	Based upon annualized first quarter net write-offs.
We increased our allowance for doubtful accounts by $23 during the first quarter of 2009 due to our expectations around future write-offs. We experienced an increase in delinquencies in the first quarter and believe they are a key indicator that write-offs will continue to be elevated through the remainder of 2009. We currently expect our credit selling, general and administrative expenses to increase $35 to $45 for 2009, due to rising unemployment rates, which we believe leads to higher delinquencies and ultimately higher write-offs. We continue to take actions to reduce our risk exposure by tightening underwriting and account management standards. However, additional deterioration in the overall economic environment, including continued deterioration in the labor market, could cause delinquencies to increase beyond our current expectations, resulting in additional bad debt expense.

18 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued) (Amounts in millions except per share and per square foot amounts)
Total Company Results
Income Tax Expense

	First Quarter
	2009	2008
Income tax expense	$34	$77
Effective tax rate	29.4%	39.3%
Our effective tax rate decreased to 29.4% for the first quarter of 2009, from 39.3% for the same period in 2008. The decrease was due to a benefit of approximately $12, or $0.06 per diluted share, included in the 2009 first quarter results related to the closure of our 2007 federal tax return audit.
Including the impact of this settlement, we expect our effective tax rate to be between 36.5% and 37.0% for 2009.
Seasonality
Our business, like that of other retailers, is subject to seasonal fluctuations. Our Anniversary Sale in July, the holidays in December, and our Half-yearly sales events typically result in higher sales in the second and fourth quarters of our fiscal years. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

19 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued) (Amounts in millions except per share and per square foot amounts)
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

- Estimated depreciation on capitalized operating leases

= Net operating profit
- Estimated income tax expense

= NOPAT

We believe that ROIC is a useful financial measure for investors in evaluating our operating performance for the periods presented. When read in conjunction with our net earnings and total assets and compared to return on assets, it provides investors with a useful tool to evaluate our ongoing operations and our management of assets from period to period. Over the past several years, we have incorporated ROIC into our key financial metrics, and since 2005 have used it as an executive incentive measure. Our research has shown historically that overall performance as measured by ROIC correlates directly to shareholders’ return over the long term. For the 12 fiscal months ended May 2, 2009, our ROIC decreased to 10.8% compared to 18.1% for the 12 fiscal months ended May 3, 2008. ROIC is not a measure of financial performance under United States GAAP and should not be considered a substitute for return on assets, net earnings or total assets as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies. See our ROIC reconciliation to GAAP below. The closest GAAP measure is return on assets, which decreased to 6.3% from 12.1% for the 12 fiscal months ended May 2, 2009 compared to the 12 fiscal months ended May 3, 2008. The following is a reconciliation of return on assets and ROIC:

	12 months ended
	May 2, 2009	May 3, 2008
Net earnings	$363	$677
Add: income tax expense	204	438
Add: interest expense, net	131	98

Earnings before interest and income taxes	698	1,213

Add: rent expense	37	43
Less: estimated depreciation on capitalized operating leases[1]	(19)	(23)

Net operating profit	716	1,233

Estimated income tax expense	(257)	(485)

Net operating profit after tax	$459	$748

Average total assets[2]	$5,794	$5,606
Less: average non-interest-bearing current liabilities[3]	(1,429)	(1,495)
Less: average deferred property incentives[2]	(417)	(364)
Add: average estimated asset base of capitalized operating leases[4]	306	389

Average invested capital	$4,254	$4,136

Return on Assets	6.3%	12.1%
ROIC	10.8%	18.1%

[1]	Depreciation based upon estimated asset base of capitalized operating leases as described in footnote 4 below.

[2]	Based upon the trailing 12-month average.

[3]	Based upon the trailing 12-month average for accounts payable, accrued salaries, wages and related benefits, and other current liabilities.

[4]	Based upon the trailing 12-month average of the monthly asset base, which is calculated as the trailing 12 months rent expense multiplied by 8.
Our ROIC declined primarily due to a decrease in our earnings before interest and income taxes compared to the prior year.

20 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued) (Amounts in millions except per share and per square foot amounts)
LIQUIDITY AND CAPITAL RESOURCES
We maintain a level of liquidity sufficient to allow us to cover our seasonal cash needs and to maintain appropriate levels of short-term borrowings. We believe that our operating cash flows and available credit facilities are sufficient to finance our cash requirements for the next 12 months.
Over the long term, we manage our cash and capital structure to maximize shareholder return, strengthen our financial position and maintain flexibility for future strategic initiatives. We continuously assess our debt and leverage levels, capital expenditure requirements, principal debt payments, dividend payouts, potential share repurchases and future investments or acquisitions. We believe our operating cash flows, available credit facilities and potential future borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives.
For the first quarter of 2009, cash and cash equivalents increased by $6 to $78 as of May 2, 2009. Activity for the first quarter of 2009 included cash provided by operations of $205, partially offset by capital expenditures of $102, cash dividends paid of $35, a decrease in our cash book overdrafts of $32 and purchases, net of repayments, made by our customers for third-party merchandise and services using Nordstrom VISA credit cards of $30.
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
Net cash provided by operating activities increased by $52 to $205 for the first quarter of 2009 compared to $153 for the same period in 2008. Although net earnings for the first quarter of 2009 declined compared to the same period in 2008, lower cash outflows for merchandise inventories and overall lower expenses resulted in higher cash provided by operating activities. The reduced cash outflows for merchandise inventories reflected our efforts to continue to align merchandise inventories with lower demand. Additionally, lower incentives tied to company performance and continued expense discipline also led to a reduction in operating cash outflows.
Investing Activities
Our investing cash flows typically consist of capital expenditures and customer purchases (net of payments) for goods and services outside of Nordstrom using the Nordstrom VISA credit cards.
Net cash used in investing activities decreased from $185 for the first quarter of 2008 to $132 for the first quarter of 2009, due to a decrease in capital expenditures for new stores and remodels, as well as a decrease in third-party purchases using the Nordstrom VISA credit cards. We opened two full-line stores, relocated one full-line store, and opened four Rack stores in the first quarter of 2009, compared to opening four full-line stores for the same period last year. Although we plan to grow our Rack business by opening nine stores during the remainder of the year, capital expenditures incurred for Rack stores are significantly less compared to our full-line stores.
Activity related to customers using their Nordstrom VISA credit cards for merchandise and services outside of Nordstrom stores decreased to $30 in the first quarter of 2009 compared with $42 for the same period in 2008. The decrease was a result of a general reduction in consumer spending.

21 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued) (Amounts in millions except per share and per square foot amounts)
Financing Activities
Net cash used in financing activities was $67 in the first quarter of 2009 compared with $207 in the first quarter of 2008. In 2009, our financing activities consisted of dividend payments of $35, a decrease in cash book overdrafts of $32 and payments on commercial paper of $10. In 2008, cash used in financing activity included share repurchases of $188 and dividends paid of $35.
Credit Capacity and Commitments
Under our $650 commercial paper program, we had $265 in outstanding issuances as of May 2, 2009. The issuance of commercial paper has the effect, while it is outstanding, of reducing borrowing capacity under our $650 line of credit by an amount equal to the principal amount of commercial paper. We utilized the borrowings to repay our $250 senior notes in January 2009, and to fund our operations and seasonal cash needs.
Subsequent to the end of our first quarter, on May 26, 2009 we completed the issuance of $400, 6.75% notes due 2014. After deducting the original issue discount, underwriting fees and other expenses of $4, net proceeds from the offering were $396. A portion of these net proceeds were used to repay $140 in commercial paper borrowings outstanding at the date of issuance. The remaining proceeds will be used for general corporate purposes.
Our next debt maturity is a $350 securitized note due in April 2010. We will continue to monitor the credit markets and our potential financing needs in order to ensure we have adequate cash on hand to pay this debt when it becomes due.
Debt Covenants
Our 2007-A VFN, which matures in November 2009, can be cancelled if our debt ratings fall below Standard and Poor’s BB+ rating or Moody’s Ba1 rating. Our other debt is not subject to termination based on changes in our credit ratings. We are currently four ratings above the threshold for our Standard & Poor’s covenant requirements, and three ratings above the threshold for our Moody’s covenant requirements.
Our $650 combined commercial paper/unsecured line of credit facility requires that we maintain a leverage ratio of not greater than approximately four times Adjusted Debt to EBITDAR, which we were in compliance with as of May 2, 2009. See additional disclosure of Adjusted Debt to EBITDAR on the following page.

22 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued) (Amounts in millions except per share and per square foot amounts)
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

= EBITDAR

Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our goal today is to manage debt levels at a point which we believe will help us maintain an investment grade credit rating as well as operate with an efficient capital structure for our size, growth plans and industry. Investment grade credit ratings are important to maintaining access to a variety of short-term and long-term sources of funding, and we rely on these funding sources to continue to grow our business. We believe a higher ratio, among other factors, could result in rating agency downgrades. In contrast, we believe a lower ratio would result in a higher cost of capital and could negatively impact shareholder returns. As of May 2, 2009, our Adjusted Debt to EBITDAR was 2.7 compared to 1.9 as of May 3, 2008. The increase was primarily the result of a decrease in earnings before interest and income taxes for the 12 months ended May 2, 2009 compared with the 12 months ended May 3, 2008.
Adjusted Debt to EBITDAR is not a measure of financial performance under GAAP and should not be considered a substitute for debt to net earnings, net earnings or debt as determined in accordance with GAAP. In addition, Adjusted Debt to EBITDAR does have limitations:
•	Adjusted Debt is our best estimate of the total company debt we would incur if we had purchased the property associated with our operating leases;

•	EBITDAR does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments, including leases, or the cash requirements necessary to service interest or principal payments on our debt; and

•	Other companies in our industry may calculate Adjusted Debt to EBITDAR differently than we do, limiting its usefulness as a comparative measure.
To compensate for these limitations, we analyze Adjusted Debt to EBITDAR in conjunction with other GAAP financial and performance measures impacting liquidity, including operating cash flows, capital spending and net earnings. The closest GAAP measure is debt to net earnings, which was 6.9 and 3.7 for the first quarter of 2009 and 2008, respectively. The following is a reconciliation of debt to net earnings and Adjusted Debt to EBITDAR:

	2009[1]	2008[1]
Debt[2]	$2,502	$2,495
Add: rent expense x 8[3]	296	344

Adjusted Debt	$2,798	$2,839

Net earnings	363	677
Add: income tax expense	204	438
Add: interest expense, net	131	98

Earnings before interest and income taxes	698	1,213

Add: depreciation and amortization of buildings and equipment	307	272
Add: rent expense	37	43

EBITDAR	$1,042	$1,528

Debt to Net Earnings	6.9	3.7
Adjusted Debt to EBITDAR	2.7	1.9

[1]	The components of adjusted debt are as of May 2, 2009 and May 3, 2008, while the components of EBITDAR are for the 12 months ended May 2, 2009 and May 3, 2008.

[2]	Debt includes $265 of outstanding commercial paper borrowings as of May 2, 2009. There were no commercial paper borrowings outstanding as of May 3, 2008.

[3]	The multiple of eight times rent expense used to calculate adjusted debt is our best estimate of the debt we would record for our leases which are classified as operating if we had purchased the property.

23 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Continued) (Amounts in millions except per share and per square foot amounts)
Contractual Obligations
There have been no material changes in our contractual obligations, other than those which occur in the normal course of business, as specified in Item 303(a)(5) of Regulation S-K during the quarter ended May 2, 2009. For additional information regarding our contractual obligations as of January 31, 2009, see Management’s Discussion and Analysis section of the 2008 Form 10-K.
Subsequent to the end of our first quarter, our contractual obligations increased by our required principal payment on the $400 senior unsecured notes due in June 2014.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting estimates and methodologies in 2009 are consistent with those discussed in our 2008 Annual Report on Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for a noncontrolling interest (minority interest) in a subsidiary, provides guidance on the accounting for and reporting of the deconsolidation of a subsidiary, and increases transparency through expanded disclosures. Specifically, SFAS 160 requires the recognition of a minority interest as equity in the consolidated financial statements and separate from the parent company’s equity. It also requires consolidated net earnings in the consolidated statement of earnings to include the amount of net earnings attributable to minority interest. This statement became effective for Nordstrom as of the beginning of fiscal year 2009 and did not have a material impact on our consolidated financial statements.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. The new disclosure requirements for this statement became effective for Nordstrom as of the beginning of fiscal year 2009. As of May 2, 2009, we did not have any material derivative instruments or hedging activities that would require additional disclosures in our consolidated financial statements.
In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1, which requires disclosure about the fair value of financial instruments in interim financial statements as well as in annual financial statements, is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. This FSP will not impact our consolidated financial position or results of operations, as its requirements are disclosure-only in nature. We will provide the required disclosures beginning with our Form 10-Q for the quarter ended August 1, 2009.
In May 2009, the FASB issued Statement of Accounting Standards No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. This standard will be effective for reporting periods ending after June 15, 2009. SFAS 165 will not impact our consolidated financial position or results of operations, as its requirements are disclosure-only in nature.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We discussed our interest rate risk and our foreign currency exchange risk in Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2008 Annual Report on Form 10-K. There have been no material changes to these risks since that time.

24 of 28

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

25 of 28

PART II - OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2008 Annual Report on Form 10-K. There have been no material changes in our risk factors since that time.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases
(Dollar and share amounts in millions, except per share amounts)

			Total Number of	Maximum Number (or
	Total Number	Average	Shares (or Units)	Approximate Dollar Value)
	of Shares	Price Paid	Purchased as Part of	of Shares (or Units) that May
	(or Units	Per Share	Publicly Announced	Yet Be Purchased Under
	Purchased)	(or Unit)	Plans or Programs	the Plans or Programs[1]

February 2009 (February 1, 2009 to February 28, 2009)	—	$—	—	$1,126

March 2009 (March 1, 2009 to April 4, 2009)	—	$—	—	$1,126

April 2009 (April 5, 2009 to May 2, 2009)	—	$—	—	$1,126

Total	—	$—	—

[1]	In August 2007, our Board of Directors authorized a $1,500 share repurchase program and in November 2007 authorized an additional $1,000 for share repurchases bringing the total authorization under the program to $2,500. Although the program will expire in August 2009, we suspended the program in September 2008 in light of market conditions. The actual amount and timing of future share repurchases, if any, will be subject to market conditions and applicable Securities and Exchange Commission rules.
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

NORDSTROM, INC. (Registrant)
/s/ Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: June 9, 2009

27 of 28

NORDSTROM, INC. AND SUBSIDIARIES
Exhibit Index

Exhibit		Method of Filing

1.1	Underwriting Agreement dated May 20, 2009, by and among the Company and Banc of America Securities LLC and J.P. Morgan Securities, Inc., as representatives of the several underwriters of the Notes	Incorporated by reference from the Registrant’s Form 8-K filed on May 26, 2009, Exhibit 1.1

4.1	Form of 6.75% Note due June 2014	Incorporated by reference from the Registrant’s Form 8-K filed on May 26, 2009, Exhibit 4.1

10.1	Form of Independent Director Indemnification Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.1

10.2	2009 Nonqualified Stock Option Grant Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.2

10.3	2009 Performance Share Unit Award Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.3

10.4	Amendment 2009-1 to the Nordstrom Supplemental Executive Retirement Plan	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.4

10.5	Amendment 2009-1 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.5

10.6	Nordstrom, Inc. Executive Management Bonus Plan	Filed herewith electronically

31.1	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

28 of 28