Form 10-Q
period 2009-08-01
NORDSTROM INC
filed 2009-09-09
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2009
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
YES ☐ NO ☑
Common stock outstanding as of August 28, 2009: 216,755,725 shares of common stock

NORDSTROM, INC. AND SUBSIDIARIES

2 of 31

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008

Net sales	$2,145	$2,287	$3,851	$4,166
Credit card revenues	87	72	173	142

Total revenues	2,232	2,359	4,024	4,308
Cost of sales and related buying and occupancy costs	(1,418)	(1,488)	(2,525)	(2,667)
Selling, general and administrative expenses:
Retail stores, direct and other segments	(531)	(545)	(978)	(1,038)
Credit segment	(77)	(57)	(169)	(107)

Earnings before interest and income taxes	206	269	352	496
Interest expense, net	(36)	(34)	(67)	(65)

Earnings before income taxes	170	235	285	431
Income tax expense	(65)	(92)	(99)	(169)

Net earnings	$105	$143	$186	$262

Earnings per basic share	$0.49	$0.66	$0.86	$1.21
Earnings per diluted share	$0.48	$0.65	$0.86	$1.19

Basic shares	216.5	216.5	216.2	217.6
Diluted shares	218.8	219.5	217.9	220.6
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 31

NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	August 1, 2009	January 31, 2009	August 2, 2008
Assets
Current assets:
Cash and cash equivalents	$519	$72	$92
Accounts receivable, net	2,102	1,942	2,045
Merchandise inventories	929	900	1,000
Current deferred tax assets, net	234	210	196
Prepaid expenses and other	67	93	65

Total current assets	3,851	3,217	3,398

Land, buildings and equipment, net	2,241	2,221	2,139
Goodwill	53	53	53
Other assets	195	170	219

Total assets	$6,340	$5,661	$5,809

Liabilities and Shareholders’ Equity
Current liabilities:
Commercial paper	$—	$275	$79
Accounts payable	884	563	724
Accrued salaries, wages and related benefits	232	214	226
Other current liabilities	541	525	514
Current portion of long-term debt	375	24	260

Total current liabilities	2,032	1,601	1,803

Long-term debt, net	2,260	2,214	2,234
Deferred property incentives, net	465	435	399
Other liabilities	226	201	244

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 216.4, 215.4 and 215.6 shares issued and outstanding	1,026	997	969
Retained earnings	340	223	181
Accumulated other comprehensive loss	(9)	(10)	(21)

Total shareholders’ equity	1,357	1,210	1,129

Total liabilities and shareholders’ equity	$6,340	$5,661	$5,809

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 31

NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	(Loss) Earnings	Total

Balance at January 31, 2009	215.4	$997	$223	$(10)	$1,210

Net earnings	—	—	186	—	186
Other comprehensive earnings:
Amounts amortized into net periodic benefit cost, net of tax	—	—	—	1	1

Comprehensive net earnings					187
Cash dividends paid ($0.32 per share)	—	—	(69)	—	(69)
Issuance of common stock for:
Stock option plans	0.5	7	—	—	7
Employee stock purchase plan	0.5	7	—	—	7
Stock-based compensation	—	15	—	—	15

Balance at August 1, 2009	216.4	$1,026	$340	$(9)	$1,357

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	(Loss) Earnings	Total

Balance at February 2, 2008	220.9	$936	$201	$(22)	$1,115

Net earnings	—	—	262	—	262
Other comprehensive earnings:
Amounts amortized into net periodic benefit cost, net of tax of ($1)	—	—	—	1	1

Comprehensive net earnings					263
Cash dividends paid ($0.32 per share)	—	—	(70)	—	(70)
Issuance of common stock for:
Stock option plans	0.5	10	—	—	10
Employee stock purchase plan	0.3	9	—	—	9
Stock-based compensation	—	14	—	—	14
Repurchase of common stock	(6.1)	—	(212)	—	(212)

Balance at August 2, 2008	215.6	$969	$181	$(21)	$1,129

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 31

NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six Months Ended
	August 1, 2009	August 2, 2008

Operating Activities
Net earnings	$186	$262
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of buildings and equipment, net	155	146
Amortization of deferred property incentives and other, net	(21)	(20)
Stock-based compensation expense	17	15
Deferred income taxes, net	(32)	(30)
Tax benefit from stock-based payments	1	2
Excess tax benefit from stock-based payments	(2)	(2)
Provision for bad debt expense	119	56
Change in operating assets and liabilities:
Accounts receivable	(143)	(138)
Merchandise inventories	(38)	(67)
Prepaid expenses and other assets	(13)	8
Accounts payable	324	161
Accrued salaries, wages and related benefits	18	(42)
Other current liabilities	39	(35)
Deferred property incentives	62	57
Other liabilities	25	(2)

Net cash provided by operating activities	697	371

Investing Activities
Capital expenditures	(196)	(295)
Change in accounts receivable originated at third parties	(133)	(174)
Other, net	—	1

Net cash used in investing activities	(329)	(468)

Financing Activities
Commercial paper:
(Repayments of) proceeds from commercial paper borrowings, net	(135)	79
Repayment of commercial paper classified as long-term	(140)	—
Proceeds from long-term borrowings, net	399	—
Principal payments on long-term borrowings	(3)	(3)
Increase in cash book overdrafts	15	44
Proceeds from exercise of stock options	6	7
Proceeds from employee stock purchase plan	7	9
Excess tax benefit from stock-based payments	2	2
Cash dividends paid	(69)	(70)
Repurchase of common stock	—	(238)
Other, net	(3)	1

Net cash provided by (used in) financing activities	79	(169)

Net increase (decrease) in cash and cash equivalents	447	(266)
Cash and cash equivalents at beginning of period	72	358

Cash and cash equivalents at end of period	$519	$92

Supplementary Cash Flow Information
Cash paid during the period for:
Interest (net of capitalized interest)	$61	$74
Income taxes	$95	$216
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

6 of 31

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
Reclassification
In order to improve the transparency related to our Credit segment, we have reclassified credit card revenues and expenses in our consolidated statements of earnings for the quarter and six months ended August 2, 2008 to conform to our 2009 presentation. Credit card revenues were previously included in finance charges and other, net in our consolidated statements of earnings and selling, general and administrative expenses for our credit segment were previously included in total selling, general and administrative expenses in our consolidated statements of earnings. These reclassifications, which were made beginning with our 2008 Annual Report on Form 10-K, did not impact our reported net earnings, earnings per share or cash flows for the quarter and six months ended August 2, 2008.
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
In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1, which requires disclosure about the fair value of financial instruments in interim financial statements as well as in annual financial statements, is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We have adopted this guidance and have included the required disclosures in this Form 10-Q for the quarter ended August 1, 2009. This FSP has not impacted our consolidated financial position or results of operations, as its requirements are disclosure-only in nature.

7 of 31

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In May 2009, the FASB issued Statement of Accounting Standards No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. This standard is effective for reporting periods ending after June 15, 2009. We have included the required disclosures in this Form 10-Q for the quarter ended August 1, 2009. SFAS 165 did not impact our consolidated financial position or results of operations, as its requirements are disclosure-only in nature.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”) which establishes the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles (GAAP) (other than guidance issued by the SEC) to be used in the preparation of financial statements. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The provisions of SFAS 168 will be applied prospectively beginning in our third quarter of 2009 and the impact on our consolidated financial statements will be disclosure-only in nature.
NOTE 2: ACCOUNTS RECEIVABLE
The components of accounts receivable are as follows:

	August 1, 2009	January 31, 2009	August 2, 2008
Trade receivables:
Restricted	$2,148	$2,005	$1,994
Unrestricted	39	14	30
Allowance for doubtful accounts	(164)	(138)	(83)

Trade receivables, net	2,023	1,881	1,941
Other	79	61	104

Accounts receivable, net	$2,102	$1,942	$2,045

The following table summarizes the restricted trade receivables:

	August 1, 2009	January 31, 2009	August 2, 2008
Nordstrom VISA credit card receivables	$1,463	$1,369	$1,324
Private label card receivables	685	636	670

Restricted trade receivables	$2,148	$2,005	$1,994

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
Cash flows from the use of both the private label cards and Nordstrom VISA cards for sales originating at our Nordstrom stores are treated as an operating activity in the condensed consolidated statements of cash flows as they relate to sales at Nordstrom. Cash flows arising from the use of Nordstrom VISA cards outside of Nordstrom stores are treated as an investing activity within the condensed consolidated statements of cash flows, as they represent loans made to our customers for purchases at third parties.

8 of 31

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 3: DEBT AND CREDIT FACILITIES
We hold both secured and unsecured debt. The primary collateral for our secured debt is our Nordstrom private label card and Nordstrom VISA credit card receivables. A summary of long-term debt is as follows:

	August 1, 2009	January 31, 2009	August 2, 2008
Secured
Series 2007-1 Class A Notes, 4.92%, due April 2010	$326	$326	$326
Series 2007-1 Class B Notes, 5.02%, due April 2010	24	24	24
Series 2007-2 Class A Notes, one-month LIBOR plus 0.06% per year, due April 2012	454	454	454
Series 2007-2 Class B Notes, one-month LIBOR plus 0.18% per year, due April 2012	46	46	46
Mortgage payable, 7.68%, due April 2020	61	63	65
Other	16	17	18

	927	930	933
Unsecured
Senior notes, 5.625%, due January 2009	—	—	250
Senior notes, 6.75%, due June 2014, net of unamortized discount	399	—	—
Senior notes, 6.25%, due January 2018, net of unamortized discount	647	646	646
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 7.00%, due January 2038, net of unamortized discount	343	343	343
Other	19	19	22

	1,708	1,308	1,561

Total long–term debt	2,635	2,238	2,494
Less: current portion	(375)	(24)	(260)

Total due beyond one year	$2,260	$2,214	$2,234

As of August 1, 2009 and August 2, 2008, we had $375 and $260 classified as current portion of long-term debt in our condensed consolidated balance sheets. As of August 1, 2009, this balance was primarily composed of $350 related to our series 2007-1 notes due in April 2010. As of August 2, 2008, the current portion of long-term debt consisted primarily of $250 related to our senior notes due in January 2009.
During the second quarter of 2009, we issued $400 senior unsecured notes at 6.75%, due June 2014. After deducting the original issue discount of $1 and other fees and expenses of $3, net proceeds from the offering were $396. We used a portion of the proceeds from the issuance to repay the $140 in outstanding issuances of commercial paper as of May 26, 2009, the date the senior notes were issued.
We had no outstanding issuances under our $650 commercial paper program as of August 1, 2009. The issuance of commercial paper has the effect, while it is outstanding, of reducing borrowing capacity under our unsecured revolving credit facility by an amount equal to the principal amount of commercial paper. As of August 1, 2009, we had no outstanding borrowings under our credit facility. On August 14, 2009, we entered into a new unsecured revolving credit facility with a capacity of $650. This new credit facility replaced our existing $650 unsecured line of credit, which was scheduled to expire in November 2010. See further discussion of our $650 revolving credit facility in Note 8: Subsequent Event.
Additionally, we had $300 in short-term capacity as of August 1, 2009 available under a Variable Funding Note facility (“2007-A VFN”). As of August 1, 2009 we had no outstanding issuances against this facility. The 2007-A VFN matures in November 2009 and can be cancelled if our debt ratings fall below Standard & Poor’s BB+ rating or Moody’s Ba1 rating. As of September 9, 2009, our rating by Standard & Poor’s was BBB+, four grades above the cancellation threshold, and by Moody’s was Baa2, three grades above the cancellation threshold.
As of August 1, 2009, the fair value of long-term debt, including current maturities, using quoted market prices of the same or similar issues, was $2,620.

9 of 31

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 4: STOCK COMPENSATION PLANS
Stock-based compensation expense before income tax benefit was recorded in our condensed consolidated statements of earnings as follows:

	Quarter Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Cost of sales and related buying and occupancy costs	$4	$3	$6	$5
Selling, general and administrative expenses	6	6	11	10

Total stock-based compensation expense before income tax benefit	$10	$9	$17	$15

Stock Options
During the six months ended August 1, 2009, 4.9 options were granted, 0.5 options were exercised, 0.1 options expired and 0.3 options were cancelled. During the six months ended August 2, 2008, 2.2 options were granted, 0.5 options were exercised, and 0.1 options were cancelled. The weighted average fair values per option at the date of grant was $7 and $15 in 2009 and 2008. We used the following assumptions to estimate the fair value of stock options at the date of grant:

	2009	2008

Risk-free interest rate: Represents the yield on U.S. Treasury zero-coupon securities that mature over the 10-year life of the stock options.	0.7% - 3.3%	2.0% - 4.3%

Weighted average expected volatility: Based on a combination of the historical volatility of our common stock and the implied volatility of exchange traded options for our common stock.	61.0%	45.0%

Weighted average expected dividend yield: Our forecasted dividend yield for the next ten years.	1.3%	1.3%

Weighted average expected life in years: Represents the estimated period of time until option exercise. The expected term of options granted was derived from the output of the Binomial Lattice option valuation model and was based on our historical exercise behavior, taking into consideration the contractual term of the option and our employees’ expected exercise and post-vesting employment termination behavior.	5.3	5.5
Performance Share Units
As of August 1, 2009, our liabilities included $1 for performance share units. As of both January 31, 2009 and August 2, 2008, we had no liabilities related to performance share units. For both the six months ended August 1, 2009 and August 2, 2008, stock-based compensation expense related to performance share units was approximately $1. As of August 1, 2009, the remaining unrecognized stock-based compensation expense related to unvested performance share units was $3, which is expected to be recognized over a weighted average period of 30 months. At January 31, 2009, 117,389 units were unvested. During the six months ended August 1, 2009, 144,891 units were granted, no units vested and no units cancelled, resulting in an ending balance of 262,280 unvested units as of August 1, 2009.

10 of 31

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 5: EARNINGS PER SHARE
The computation of earnings per share is as follows:

	Quarter Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net earnings	$105	$143	$186	$262

Basic shares	216.5	216.5	216.2	217.6
Dilutive effect of stock options and performance share units	2.3	3.0	1.7	3.0

Diluted shares	218.8	219.5	217.9	220.6

Earnings per basic share	$0.49	$0.66	$0.86	$1.21
Earnings per diluted share	$0.48	$0.65	$0.86	$1.19

Antidilutive stock options and other	6.6	5.1	11.7	5.1

11 of 31

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

Quarter ended	Retail
August 1, 2009	Stores		Direct	Credit	Other	Total

Net sales	$2,040		$179	—	$(74)	$2,145
Net sales (decrease) increase	(6.4%	)	3.5%	N/A	N/A	(6.2%	)
Credit card revenues	—		—	87	—	87
Earnings before interest and income taxes	255		52	(3)	(98)	206
Interest expense, net	—		—	(10)	(26)	(36)
Earnings before income taxes	255		52	(13)	(124)	170
Earnings before income taxes as a percentage of net sales	12.5%		28.9%	N/A	N/A	7.9%

Quarter ended	Retail
August 2, 2008	Stores		Direct	Credit	Other	Total

Net sales	$2,179		$174	—	$(66)	$2,287
Net sales (decrease) increase	(3.3%	)	13.1%	N/A	N/A	(4.3%	)
Credit card revenues	—		—	73	(1)	72
Earnings before interest and income taxes	294		43	1	(69)	269
Interest expense, net	—		—	(13)	(21)	(34)
Earnings before income taxes	294		43	(12)	(90)	235
Earnings before income taxes as a percentage of net sales	13.5%		25.0%	N/A	N/A	10.3%

Six Months ended	Retail
August 1, 2009	Stores		Direct	Credit	Other	Total

Net sales	$3,623		$328	—	$(100)	$3,851
Net sales (decrease) increase	(7.8%	)	1.8%	N/A	N/A	(7.6%	)
Credit card revenues	—		—	173	—	173
Earnings before interest and income taxes	439		99	(21)	(165)	352
Interest expense, net	—		—	(20)	(47)	(67)
Earnings before income taxes	439		99	(41)	(212)	285
Earnings before income taxes as a percentage of net sales	12.1%		30.1%	N/A	N/A	7.4%
Total assets	$2,822		$132	$2,120	$1,266	$6,340

Six Months ended	Retail
August 2, 2008	Stores		Direct	Credit	Other	Total

Net sales	$3,931		$323	—	$(88)	$4,166
Net sales (decrease) increase	(2.8%	)	8.5%	N/A	N/A	(4.1%	)
Credit card revenues	—		—	143	(1)	142
Earnings before interest and income taxes	540		83	12	(139)	496
Interest expense, net	—		—	(26)	(39)	(65)
Earnings before income taxes	540		83	(14)	(178)	431
Earnings before income taxes as a percentage of net sales	13.7%		25.8%	N/A	N/A	10.4%
Total assets	$2,760		$143	$2,029	$877	$5,809

12 of 31

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 7: CONTINGENT LIABILITIES
We are subject from time to time to various claims, proceedings and litigation arising from the normal course of our business including lawsuits alleging violations of state and/or federal wage and hour laws. Some of these suits purport or have been determined to be class actions and/or seek substantial damages. The results of these claims, proceedings and litigation cannot be predicted with certainty. However, we do not believe any such claim, proceeding or litigation, either alone or in aggregate, will have a material impact on our results of operations, financial position or cash flows.
NOTE 8: SUBSEQUENT EVENT
On August 14, 2009, we entered into a new unsecured revolving credit facility with a capacity of $650, which expires in August 2012. The new credit facility replaced our existing $650 unsecured line of credit, which was scheduled to expire in November 2010. The new facility is available for working capital, capital expenditures and other general corporate purposes, including as liquidity support for our commercial paper program. Under the terms of the agreement, we pay a variable rate of interest and a commitment fee based on our debt rating. Consistent with our previous unsecured revolving credit facility, the new revolving credit facility requires that we maintain a leverage ratio of not greater than four times Adjusted Debt to EBITDAR. The new facility also requires that we maintain a fixed charge coverage ratio of at least two times, defined as:

EBITDAR less gross capital expenditures
Interest expense, net + rent expense
Under the new credit facility we have the option to increase the revolving commitment by up to $100, to a total of $750, provided that we obtain written consent from the lenders who choose to increase their commitment. We have no borrowings under the new credit facility as of September 9, 2009.
We evaluated subsequent events through September 9, 2009, which is the date the financial statements were issued. We are not aware of any significant events, other than those identified above, which occurred subsequent to the balance sheet date but prior to September 9, 2009, that would have a material impact on our financial statements.

13 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
FORWARD-LOOKING INFORMATION CAUTIONARY STATEMENT
Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including anticipated financial results, use of cash and liquidity, growth, store openings and trends in our operations. Actual future results and trends may differ materially from historical results or current expectations depending upon various factors including, but not limited to:
•	the impact of deteriorating economic and market conditions and the resulting impact on consumer spending patterns

•	our ability to respond to the business environment and fashion trends

•	our ability to safeguard our brand and reputation

•	our ability to effectively manage inventory

•	efficient and proper allocation of our capital resources

•	successful execution of our store growth strategy including the timely completion of construction associated with newly planned stores, relocations and remodels, all of which may be impacted by the financial health of third parties

•	our compliance with applicable banking and related laws and regulations impacting our ability to extend credit to our customers

•	trends in personal bankruptcies and bad debt write-offs

•	availability and cost of credit

•	the impact of the current regulatory environment and financial system reforms

•	changes in interest rates

•	disruptions in our supply chain

•	our ability to maintain our relationships with vendors and developers who may be experiencing economic difficulties

•	the geographic location of our stores

•	our ability to maintain our relationships with our employees and to effectively train and develop our future leaders

•	our compliance with information security and privacy laws and regulations, employment laws and regulations and other laws and regulations applicable to the company

•	successful execution of our technology strategy

•	successful execution of our multi-channel strategy

•	risks related to fluctuations in world currencies

•	weather conditions and hazards of nature that affect consumer traffic and consumers’ purchasing patterns

•	the effectiveness of planned advertising, marketing and promotional campaigns

•	our ability to control costs

•	timing and amounts of any share repurchases, if any, by the company
These and other factors, including those factors described in Part I, “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended January 31, 2009 and in Part II, “Item 1A. Risk Factors” on page 28 of this report, could affect our financial results and trends and cause actual results and trends to differ materially from those contained in any forward-looking statements we may provide. As a result, while we believe there is a reasonable basis for the forward-looking statements, you should not place undue reliance on those statements. We undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances. This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

14 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share and per square foot amounts)
RESULTS OF OPERATIONS
Overview

	Quarter Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net earnings	$105	$143	$186	$262
Net earnings as a percentage of total revenues	4.7%	6.1%	4.6%	6.1%
Earnings per diluted share	$0.48	$0.65	$0.86	$1.19
Our second quarter typically is the second largest of the year in terms of net sales, containing three of our five annual sales events: Half-Yearly Sale for Women and Kids, Half-Yearly Sale for Men, and the Anniversary Sale. Although earnings per diluted share declined for the quarter and six months ended August 1, 2009 compared to the same periods in 2008 as a result of overall lower sales volume, solid execution of the Anniversary Sale combined with disciplined inventory and expense management allowed us to exceed our earnings plans for the first half of 2009. However, we still remain cautious about the general economic environment.
•	Total net sales decreased 6.2% for the quarter and 7.6% for the six months ended August 1, 2009 compared to the same periods in 2008. Total company same-store sales decreased 9.8% for the quarter ended August 1, 2009 compared to a 6.0% same-store sales decrease for the same period in 2008. Same-store sales decreased 11.3% for the six months ended August 1, 2009, compared to a 6.2% decline for the same period last year. Same-store sales performance during the Anniversary event was negative 6.6% compared to last year, which was better than our plans for full-line stores.

•	Consistent with the first quarter of 2009, inventory as of the end of the second quarter was aligned with current sales trends. While our gross profit as a percentage of net sales decreased 106 basis points for the quarter and 156 basis points for the six months ended August 1, 2009 compared to the same periods last year, our merchandise margin as a percentage of net sales was flat compared to last year’s second quarter and decreased only slightly year-to-date.

•	During the second quarter of 2009, we completed an offering of $400 senior unsecured notes at 6.75%, due in June 2014. As a result of this transaction and our continued focus on working capital and expense management, our cash and cash equivalents increased by $447 for the six months ended August 1, 2009 compared to a decrease of $266 for the same period in 2008. We believe our strong cash position as of the end of the quarter, as well as our available short-term credit facilities, will give us adequate liquidity and flexibility over the next several years.

•	For the 2009 fiscal year, we currently expect earnings per diluted share in the range of $1.50 to $1.65, increased from our previous guidance in the range of $1.25 to $1.50.

15 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share and per square foot amounts)
Retail Stores, Direct and Other Segments
Summary
Our Retail Stores segment includes our full-line, Rack and Jeffrey stores; our Direct segment includes our online store; and our Other segment includes our product development group and corporate center operations. The following tables summarize the combined results of our Retail Stores, Direct and Other segments for the quarter and six months ended August 1, 2009 compared with the quarter and six months ended August 2, 2008:

	Quarter Ended
	August 1, 2009			August 2, 2008
	Amount	% of net sales[2]		Amount	% of net sales[2]
Net sales	$2,145	100.0%		$2,287	100.0%
Cost of sales and related buying and occupancy costs	(1,405)	(65.5%	)	(1,473)	(64.4%	)

Gross profit[1]	740	34.5%		814	35.6%

Credit card revenues	—	N/A		(1)	N/A
Selling, general and administrative expenses	(531)	(24.7%	)	(545)	(23.9%	)

Earnings before interest and income taxes	$209	9.8%		$268	11.8%

	Six Months Ended
	August 1, 2009			August 2, 2008
	Amount	% of net sales[2]		Amount	% of net sales[2]
Net sales	$3,851	100.0%		$4,166	100.0%
Cost of sales and related buying and occupancy costs	(2,500)	(64.9%	)	(2,643)	(63.4%	)

Gross profit[1]	1,351	35.1%		1,523	36.6%

Credit card revenues	—	N/A		(1)	N/A
Selling, general and administrative expenses	(978)	(25.4%	)	(1,038)	(24.9%	)

Earnings before interest and income taxes	$373	9.7%		$484	11.7%

1Gross profit is calculated as net sales less Retail Stores, Direct and Other segments cost of sales and related buying and occupancy costs.
2Subtotals and totals may not foot due to rounding.
Net Sales

	Quarter Ended				Six Months Ended
	August 1, 2009		August 2, 2008		August 1, 2009		August 2, 2008
Net sales	$2,145		$2,287		$3,851		$4,166
Net sales decrease	(6.2%	)	(4.3%	)	(7.6%	)	(4.1%	)
Total company same-store sales decrease	(9.8%	)	(6.0%	)	(11.3%	)	(6.2%	)
Our second quarter sale events are important contributors to our annual results. During the quarter, our full-line stores hold clearance sales with our Half-Yearly Sale for Women & Kids and our Half-Yearly Sale for Men. Our Anniversary Sale, held in July, is historically the biggest event of the year, offering new merchandise at temporarily reduced prices. Sales results during these events exhibited improvements over trends in non-event periods during the quarter ended August 1, 2009.
Total net sales decreased 6.2% for the quarter and 7.6% for the six months ended August 1, 2009, compared with the same periods in the prior year as same-store sales declines for our full-line stores were partially offset by positive performance by our Direct segment and same-store sales increases at our Rack stores.
Same-store sales for our full-line stores decreased 12.3% for the quarter and 14.2% for the six months ended August 1, 2009 compared to the same periods in 2008. Merchandise categories with results above the same-store sales average for the quarter and six months ended August 1, 2009 included kids’ shoes & apparel and junior women’s apparel, while the largest decreases came in designer apparel and men’s wear. Our merchants continue to work with our vendors to provide a balanced and compelling merchandise offering to our customers.
Regionally, California, the Northwest and the Southwest continue to be challenging with same-store sales below the full-line store average for both the quarter and year-to-date.

16 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share and per square foot amounts)
Our Rack channel delivered same-store sales increases of 0.8% for the quarter and 1.1% for the six months ended August 1, 2009 compared to the same periods last year. For both periods, these results were driven by growth in shoes and women’s apparel. Shoes benefited from the sale of junior women’s and women’s footwear, while women’s apparel was led by casual tops, blouses and denim.
Sales for our Direct channel grew 3.5% for the quarter and 1.8% for the six months ended August 1, 2009 compared with the same periods last year. For both periods, the increases were driven by dresses and women’s shoes. Dresses were led by special occasion while women’s shoes benefitted from casual and junior women’s footwear.
We expect full year 2009 same-store sales to decrease in the range of 9% to 12%.
Gross Profit

	Quarter Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Gross profit	$740	$814	$1,351	$1,523
Gross profit rate[1]	34.5%	35.6%	35.1%	36.6%
1Gross profit rate is calculated as gross profit divided by net sales.

	Four Quarters Ended
	August 1, 2009	August 2, 2008
Average inventory per square foot	$46.72	$51.90
Inventory turnover rate[1]	5.16	5.09
1Inventory turnover rate is calculated as the trailing 12 months cost of sales and related buying and occupancy costs (for all segments) divided by 4-quarter average inventory.
Retail gross profit decreased $74 for the quarter and $172 for the six months ended August 1, 2009, compared with the same periods in 2008. Our retail gross profit rate deteriorated 108 basis points for the quarter and 150 basis points for the six months ended August 1, 2009 compared with the same periods in 2008. Retail gross profit rate is made up of merchandise margin offset by buying and occupancy costs. For both the quarter and six months ended August 1, 2009, the impact of our fixed buying and occupancy costs as a percentage of reduced sales primarily drove the decrease in our gross profit rate. Our merchandise margin rate was relatively flat for the quarter and declined slightly for the six months ended August 1, 2009.
Our inventory turnover rate was approximately flat to last year. The decrease in average inventory per square foot of 10.0% was consistent with our total company same-store sales decrease of 11.3% for the six months ended August 1, 2009.
Based on our performance for the first half of 2009, we expect our retail gross profit rate for the full year 2009 to decrease 50 to 100 basis points from 2008 levels of 35.1%.

17 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share and per square foot amounts)
Selling, General and Administrative Expenses

	Quarter Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Selling, general and administrative expenses	$531	$545	$978	$1,038
Selling, general and administrative rate[1]	24.7%	23.9%	25.4%	24.9%
1Selling, general and administrative rate is calculated as selling, general and administrative expenses for our Retail Stores, Direct and Other segments as a percentage of net sales.
Selling, general and administrative expenses for our Retail Stores, Direct and Other segments decreased 3%, or $14, compared with last year’s second quarter. Lower variable expenses as well as fixed cost savings, partially offset by incentives tied to company performance and new store expenses, drove the decrease. Variable expense dollars decreased consistent with the decrease in sales while fixed cost reductions were primarily in advertising, services purchased and insurance. During the second quarter, we increased our provision for performance related expense to reflect the improved performance of the overall business relative to our plans. The second quarter of 2009 also includes $15 in expenses for the six full-line and eleven Rack stores opened since the second quarter of 2008. Retail square footage increased 1.2, or 5.7% since the second quarter of 2008. The increase in our selling, general and administrative rate of 88 basis points is primarily attributable to the increase in performance based incentives, partially offset by improvement in our variable selling, general and administrative rate due to a decrease in our variable labor rate.
For the six months ended August 1, 2009, our selling, general and administrative dollars decreased $60 to $978 due primarily to lower variable expenses and fixed cost savings, partially offset by $32 of incremental expenses related to our new stores opened since July 2008 and performance-based incentives. Variable expenses decreased consistent with the decrease in sales, similar to the second quarter. Reductions in fixed costs encompassed many areas including advertising, services purchased, non-selling labor and depreciation. The increase in the performance-based incentives, which was a result of better performance versus plan for the six months ended August 1, 2009 compared with the same period in 2008, was the primary driver of the 44 basis point increase in our selling, general and administrative rate for the six months ended August 1, 2009.
We anticipate our retail selling, general and administrative expenses to decrease $100 to $150 for 2009.

18 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share and per square foot amounts)
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
Interest expense is assigned to the Credit segment in proportion to the amount of estimated capital needed to fund our credit card receivables, which assumes a mix of 80% debt and 20% equity. The average accounts receivable investment metric included in the following table represents our best estimate of the amount of capital for our credit card program that is financed by equity. As a means of assigning comparable cost of capital for our credit card business, we believe it is important to maintain a capital structure similar to other financial institutions. Based on our research, we have found that debt as a percentage of credit card receivables for other credit card companies ranges from 70% to 90%. We believe that debt equal to 80% of our credit card receivables is appropriate given our overall capital structure goals.

	Quarter Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Finance charge revenue	$63	$51	$127	$102
Interchange — third party	19	18	35	34
Late fees and other revenue	5	4	11	7

Total credit card revenues	87	73	173	143
Interest expense	(10)	(13)	(20)	(26)

Net credit card income	77	60	153	117

Cost of sales and related buying and occupancy costs — loyalty program	(13)	(15)	(25)	(24)
Selling, general and administrative expenses	(77)	(57)	(169)	(107)

Total expense	(90)	(72)	(194)	(131)

Credit card charge to earnings before income taxes, as presented in segment disclosure	(13)	(12)	(41)	(14)

Intercompany merchant fees	14	15	24	25

Total credit card contribution (charge)	$1	$3	$(17)	$11

Average accounts receivable investment (assuming 80% of accounts receivable is funded with debt)	$419	$381	$414	$373
Credit card contribution, net of tax, as a percentage of average accounts receivable investment[1]	0.8%	2.1%	(4.9%)	3.7%
1Based on annualized credit card contribution (charge), net of tax for the quarter and six months ended August 1, 2009 and August 2, 2008.

19 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share and per square foot amounts)
Net Credit Card Income
Credit card revenues include finance charges, interchange fees, late and other fees. The majority of our credit accounts have finance charge rates that vary with changes in the prime rate. Interchange fees are earned from the use of Nordstrom VISA credit cards at merchants outside of Nordstrom.
Credit card revenues increased to $87 and $173 for the quarter and six months ended August 1, 2009 compared with $73 and $143 for the quarter and six months ended August 2, 2008, as a result of an increase in our annual percentage rate terms implemented in the fourth quarter of 2008 and growth in our accounts receivable balance.
Based on results for the six months ended August 1, 2009 as well as the previously implemented and upcoming increases in annual percentage rate terms, we continue to expect our credit card revenues for 2009 to increase $75 to $80 compared to 2008.
Interest expense decreased from $13 and $26 for the quarter and six months ended August 2, 2008 to $10 and $20 for the quarter and six months ended August 1, 2009, due to declining variable interest rates, partially offset by higher average borrowings.
Cost of Sales
Cost of sales, which includes the estimated cost of Nordstrom Notes that will be issued and redeemed under our Fashion Rewards program, remained relatively constant at $13 and $25 for the quarter and six months ended August 1, 2009 compared with $15 and $24 for the quarter and six months ended August 2, 2008. The slight decrease in cost of sales expense for the second quarter of 2009 compared with the second quarter of 2008 was primarily due to a timing shift in Nordstrom Fashion Rewards events.
Credit Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Credit segment are made up of operational and marketing expenses and bad debt. These expenses are summarized in the following table:

	Quarter Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Operational and marketing expense	$25	$27	$50	$51
Bad debt expense	52	30	119	56

Total credit selling, general and administrative expense	$77	$57	$169	$107

Operational and marketing expenses, which are incurred to support and service our credit card products, remained relatively constant at $25 and $50 for the quarter and six months ended August 1, 2009 compared with $27 and $51 for the quarter and six months ended August 2, 2008. This reflects expenses that are relatively fixed when compared to portfolio growth and our continued focus on controlling expenses.
Bad debt expense increased to $52 and $119 for the quarter and six months ended August 1, 2009 from $30 and $56 for the quarter and six months ended August 2, 2008 due to increased delinquencies and write-offs reflecting current consumer credit trends, as well as reserves for higher projected losses inherent in the receivables portfolio as of August 1, 2009.

20 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share and per square foot amounts)
The following table illustrates the activity in the allowance for doubtful accounts for the six months ended August 1, 2009 and August 2, 2008:

	Six Months Ended
	August 1, 2009	August 2, 2008
Allowance at beginning of period	$138	$73
Bad debt provision	119	56
Net write-offs	(93)	(46)

Allowance at end of period	$164	$83

	August 1, 2009	August 2, 2008
Allowance as a percentage of accounts receivable	7.5%	4.1%
Delinquent balances over thirty days as a percentage of accounts receivable	3.7%	2.5%
Bad debt provision as a percentage of average accounts receivable[1]	9.9%	6.3%
Net write-offs as a percentage of average accounts receivable[2]	9.4%	4.9%
1Based upon annualized second quarter bad debt provision.
2Based upon annualized second quarter net write-offs.
We increased our allowance for doubtful accounts by $26 during the first six months of 2009 due to our expectations around future write-offs for losses inherent in our accounts receivable balance as of August 1, 2009. During the first quarter of 2009, we experienced an increase in delinquencies, which are a leading indicator of write-offs. Delinquency rates in the second quarter of 2009 improved slightly compared with the first quarter. Consistent with our first quarter 2009 expectations, we expect our credit selling, general and administrative expenses to increase $35 to $45 for 2009, due to rising unemployment rates, which we believe lead to higher delinquencies and ultimately higher write-offs. We continue to take actions to reduce our risk exposure by tightening underwriting and account management standards. However, additional deterioration in the overall economic environment, including continued deterioration in the labor market, could cause delinquencies to increase beyond our current expectations, resulting in additional bad debt expense.
Total Company Results
Interest Expense, net
Interest expense, net increased by $2 to $36 for the quarter ended August 1, 2009 compared to the same period in 2008. For the six months ended August 1, 2009, interest expense, net increased $2 to $67. The increases were driven by higher average debt levels resulting from our $400 debt offering during the second quarter of 2009, partially offset by the $250 senior notes which matured in January 2009 and the impact of declining variable interest rates.
Income Tax Expense

	Quarter Ended		Six Months Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Income tax expense	$65	$92	$99	$169
Effective tax rate	38.2%	39.2%	34.7%	39.2%
Our effective tax rate decreased to 38.2% for the second quarter of 2009, from 39.2% in the same period of 2008, due to the impact of certain non-taxable investment income in 2009. Our effective tax rate decreased to 34.7% for the six months ended August 1, 2009 from 39.2% for the same period in 2008. The rate decrease was primarily due to a benefit of approximately $12 included in our 2009 first quarter results related to the closure of our 2007 federal tax return audit.
Including the impact of these items, we expect our effective tax rate to be between 36.5% and 37.0% for 2009.
Seasonality
Our business, like that of other retailers, is subject to seasonal fluctuations. Our Anniversary Sale in July, the holidays in December, and our Half-yearly sales events typically result in higher sales in the second and fourth quarters of our fiscal years. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

21 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share and per square foot amounts)
Return on Invested Capital (ROIC) (Non-GAAP financial measure)
We define Return on Invested Capital as follows:

ROIC =	Net Operating Profit after Taxes (NOPAT)

Average Invested Capital
We believe that ROIC is a useful financial measure for investors in evaluating our operating performance for the periods presented. When read in conjunction with our net earnings and total assets and compared to return on assets, it provides investors with a useful tool to evaluate our ongoing operations and our management of assets from period to period. Over the past several years, we have incorporated ROIC into our key financial metrics, and since 2005 have used it as an executive incentive measure. Our research has shown historically that overall performance as measured by ROIC correlates directly to shareholders’ return over the long term. For the 12 fiscal months ended August 1, 2009, our ROIC decreased to 9.8% compared to 17.4% for the 12 fiscal months ended August 2, 2008. ROIC is not a measure of financial performance under United States GAAP and should not be considered a substitute for return on assets, net earnings or total assets as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies. See our ROIC reconciliation to GAAP below. The closest GAAP measure is return on assets, which decreased to 5.5% from 11.4% for the 12 fiscal months ended August 1, 2009 compared to the 12 fiscal months ended August 2, 2008. The following is a reconciliation of return on assets to ROIC:

	12 months ended
	August 1, 2009	August 2, 2008
Net earnings	$325	$640
Add: income tax expense	177	417
Add: interest expense, net	133	115

Earnings before interest and income taxes	635	1,172

Add: rent expense	38	39
Less: estimated depreciation on capitalized operating leases[1]	(20)	(21)

Net operating profit	653	1,190

Estimated income tax expense	(230)	(471)

Net operating profit after tax (NOPAT)	$423	$719

Average total assets[2]	$5,920	$5,622
Less: average non-interest-bearing current liabilities[3]	(1,454)	(1,491)
Less: average deferred property incentives[2]	(435)	(370)
Add: average estimated asset base of capitalized operating leases[4]	300	371

Average invested capital	$4,331	$4,132

Return on Assets	5.5%	11.4%
ROIC	9.8%	17.4%
1Depreciation based upon estimated asset base of capitalized operating leases as described in footnote 4 below.
2Based upon the trailing 12-month average.
3Based upon the trailing 12-month average for accounts payable, accrued salaries, wages and related benefits, and other current liabilities.
4Based upon the trailing 12-month average of the monthly asset base, which is calculated as the trailing 12 months rent expense multiplied by 8.
Our ROIC declined primarily due to a decrease in our earnings before interest and income taxes compared to the prior year.

22 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
For the six months ended August 1, 2009, cash and cash equivalents increased by $447 to $519. Activity for the six months ended August 1, 2009 included cash provided by operations of $697, partially offset by capital expenditures of $196, purchases, net of payments, made by our customers for third-party merchandise and services using Nordstrom VISA credit cards of $133 and cash dividends paid of $69. Additionally, we received proceeds from long-term borrowings of $399, of which a portion was used to repay outstanding issuances of commercial paper.
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
Net cash provided by operating activities increased by $326 to $697 for the six months ended August 1, 2009 compared to $371 for the same period in 2008. Although net earnings for the first half of 2009 declined compared to the same period in 2008, working capital initiatives and continued lower expenses resulted in higher cash provided by operating activities. The reduced cash outflows for merchandise inventories reflected our ongoing efforts to align merchandise inventories with lower demand. Additionally, lower incentive payouts tied to company performance for 2008, reductions in expense, and lower payment for income taxes also led to a decrease in operating cash outflows.
Investing Activities
Our investing cash flows typically consist of capital expenditures and customer purchases (net of payments) for goods and services outside of Nordstrom using the Nordstrom VISA credit cards.
Net cash used in investing activities decreased from $468 for the six months ended August 2, 2008 to $329 for the six months ended August 1, 2009, due to a decrease in capital expenditures for new stores and remodels, as well as a decrease in third-party purchases (net of payments) using the Nordstrom VISA credit cards. We opened two full-line stores, relocated one full-line store, and opened five Rack stores in the first half of 2009, compared to opening four full-line stores for the same period last year. Although we plan to grow our Rack business by opening eight stores during the remainder of the year, capital expenditures incurred for Rack stores are significantly less compared to our full-line stores.
Activity related to customers using their Nordstrom VISA credit cards for merchandise and services outside of Nordstrom stores decreased to $133 for the six months ended August 1, 2009 compared with $174 for the six months ended August 2, 2008. The decrease was a result of a general reduction in consumer spending.

23 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share and per square foot amounts)
Financing Activities
Net cash provided by financing activities was $79 for the six months ended August 1, 2009 compared with net cash used in financing activities of $169 for the six months ended August 2, 2008. In 2009, our financing activities consisted of proceeds from long-term borrowings, net, of $399, partially offset by payments for outstanding issuances of commercial paper of $275 and dividends paid of $69. Of the $275 in commercial paper issuances outstanding at the beginning of our 2009 fiscal year, we reclassified $140 to long-term debt during the first quarter, as this amount was repaid with the proceeds of our May 2009 debt issuance. Accordingly, this portion of the commercial paper repayments is classified as “repayments of commercial paper classified as long-term” in our condensed consolidated statement of cash flows for the six months ended August 1, 2009. The remaining $135 in commercial paper repayments made in 2009 were made using operating cash flows, and are classified as “repayments of/ proceeds from commercial paper borrowings, net” in our condensed consolidated statement of cash flows.
In 2008, cash used in financing activities included share repurchases of $238 and dividends paid of $70, partially offset by proceeds from commercial paper of $79.
Short and Long-Term Borrowing Activity
In the second quarter, we issued $400 senior unsecured notes at 6.75% due June 2014. After deducting the original issue discount, underwriting fees and other expenses of $4, net proceeds from the offering were $396. A portion of these net proceeds were used to repay $140 in commercial paper borrowings outstanding at the date of issuance. The remaining proceeds will be used for general corporate purposes.
Credit Capacity and Commitments
As discussed above, we completed the issuance of $400, 6.75% notes due 2014 during the second quarter of 2009.
Our next debt maturity is a $350 securitized note due in April 2010. Beginning in the fourth quarter of 2009, we will make monthly cash deposits into a restricted account until the note is due in accordance with the debt agreement. We will continue to monitor the credit markets and our potential financing needs in order to ensure we have adequate cash on hand to pay this debt when it becomes due.
On August 14, 2009, we entered into a new unsecured revolving credit facility with a capacity of $650, which expires in August 2012. The new facility replaced our existing $650 unsecured line of credit, which was scheduled to expire in November 2010. The new credit facility is available for working capital, capital expenditures and other general corporate purposes, including as liquidity support for our commercial paper program. Under the terms of the agreement, we pay a variable rate of interest and a commitment fee based on our debt rating. Under the new credit facility we have the option to increase the revolving commitment by up to $100, to a total of $750, provided that we obtain written consent from the lenders who choose to increase their commitment.
Debt Covenants
Our $300 2007-A VFN, which matures in November 2009, can be cancelled if our debt ratings fall below Standard and Poor’s BB+ rating or Moody’s Ba1 rating. As of September 9, 2009, our rating by Standard & Poor’s was BBB+, four grades above the cancellation threshold, and by Moody’s was Baa2, three grades above the cancellation threshold.
Our $650 unsecured line of credit requires that we maintain a leverage ratio of not greater than four times Adjusted Debt to EBITDAR, which we were in compliance with as of August 1, 2009. See additional disclosure of our internal calculation of Adjusted Debt to EBITDAR on the following page, which generally results in the same ratio as our debt compliance calculation.
Our new revolving credit facility, which replaced our previously existing unsecured line of credit on August 14, 2009, contains restrictive covenants, including maintaining leverage and fixed charge coverage ratios. Consistent with our previous unsecured line of credit, the new credit facility requires that we maintain a leverage ratio of not greater than four times Adjusted Debt to EBITDAR. The new facility also requires that we maintain a fixed charge coverage ratio of at least two times, defined as:

EBITDAR less gross capital expenditures

Interest expense, net + rent expense

24 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share and per square foot amounts)
Adjusted Debt to EBITDAR (Non-GAAP financial measure)
We define Adjusted Debt to Earnings before Interest, Income Taxes, Depreciation, Amortization and Rent (“EBITDAR”) as follows:

Adjusted Debt to EBITDAR =	Adjusted Debt
EBITDAR
Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our goal today is to manage debt levels at a point which we believe will help us maintain an investment grade credit rating as well as operate with an efficient capital structure for our size, growth plans and industry. Investment grade credit ratings are important to maintaining access to a variety of short-term and long-term sources of funding, and we rely on these funding sources to continue to grow our business. We believe a higher ratio, among other factors, could result in rating agency downgrades. In contrast, we believe a lower ratio would result in a higher cost of capital and could negatively impact shareholder returns. As of August 1, 2009, our Adjusted Debt to EBITDAR was 3.0 compared to 1.9 as of August 2, 2008. The increase was primarily the result of a decrease in earnings before interest and income taxes for the 12 months ended August 1, 2009 compared with the 12 months ended August 2, 2008.
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
To compensate for these limitations, we analyze Adjusted Debt to EBITDAR in conjunction with other GAAP financial and performance measures impacting liquidity, including operating cash flows, capital spending and net earnings. The closest GAAP measure is debt to net earnings, which was 8.1 and 4.0 for the second quarter of 2009 and 2008, respectively. The following is a reconciliation of debt to net earnings to Adjusted Debt to EBITDAR:

	2009[1]	2008[1]
Debt[2]	$2,635	$2,573
Add: rent expense x 8[3]	304	313

Adjusted Debt	$2,939	$2,886

Net earnings	325	640
Add: income tax expense	177	417
Add: interest expense, net	133	115

Earnings before interest and income taxes	635	1,172

Add: depreciation and amortization of buildings and equipment	311	278
Add: rent expense	38	39

EBITDAR	$984	$1,489

Debt to Net Earnings	8.1	4.0
Adjusted Debt to EBITDAR	3.0	1.9

1The components of adjusted debt are as of August 1, 2009 and August 2, 2008, while the components of EBITDAR are for the 12 months ended August 1, 2009 and August 2, 2008.
2Debt included $79 of commercial paper borrowings outstanding as of August 2, 2008. There were no outstanding commercial paper borrowings as of August 1, 2009.
3The multiple of eight times rent expense used to calculate adjusted debt is our best estimate of the debt we would record for our leases which are classified as operating if we had purchased the property.

25 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share and per square foot amounts)
Contractual Obligations
There have been no material changes in our contractual obligations, other than those discussed below and those which occur in the normal course of business, as specified in Item 303(a)(5) of Regulation S-K during the quarter ended August 1, 2009. For additional information regarding our contractual obligations as of January 31, 2009, see Management’s Discussion and Analysis section of the 2008 Form 10-K.
During the second quarter of 2009, our contractual obligations increased by our required principal payment on the $400 senior unsecured notes due in June 2014.
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
In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1, which requires disclosure about the fair value of financial instruments in interim financial statements as well as in annual financial statements, is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We have adopted this guidance and have included the required disclosures in this Form 10-Q for the quarter ended August 1, 2009. This FSP has not impacted our consolidated financial position or results of operations, as its requirements are disclosure-only in nature.
In May 2009, the FASB issued Statement of Accounting Standards No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. This standard is effective for reporting periods ending after June 15, 2009. We have included the required disclosures in this Form 10-Q for the quarter ended August 1, 2009. SFAS 165 did not impact our consolidated financial position or results of operations, as its requirements are disclosure-only in nature.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”) which establishes the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles (GAAP) (other than guidance issued by the SEC) to be used in the preparation of financial statements. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The provisions of SFAS 168 will be applied prospectively beginning in our third quarter of 2009 and the impact on our consolidated financial statements will be disclosure-only in nature.

26 of 31

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

27 of 31

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2008 Annual Report on Form 10-K. We are updating our risk factors to include the following:
Regulatory Environment and Financial System Reforms
Current economic conditions, particularly in the financial markets, have resulted in increased legislative and regulatory actions.
Our wholly owned federal savings bank, Nordstrom fsb, offers our private label card, two Nordstrom VISA cards and debit cards for Nordstrom purchases, through which our Credit segment generates income. On June 17, 2009, the Obama Administration released its white paper for reform of the financial system. Proposed reforms which could materially affect our company include the elimination of the ability of our bank subsidiary to be owned by us and increased supervision and regulation of financial firms. The administration’s plan proposes legislation and an implementation time-frame over 3 to 5 years. Due to the complexity and controversial nature of those proposed reforms, modifications are likely and the final legislation, if any, may differ significantly from the administration’s current proposal. If the currently proposed reforms were adopted, we would no longer be allowed to own our bank subsidiary, in which event alternatives would be explored and pursued as appropriate. Any such forced divestiture may materially adversely affect our business and results of operations. Additionally, compliance with potential increased regulation and scrutiny by multiple state and federal agencies may reduce our revenue and increase expenses, which would negatively impact our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Repurchases
(Dollar and share amounts in millions, except per share amounts)

			Total Number of	Maximum Number (or
	Total Number	Average	Shares (or Units)	Approximate Dollar Value)
	of Shares	Price Paid	Purchased as Part of	of Shares (or Units) that May
	(or Units	Per Share	Publicly Announced	Yet Be Purchased Under
	Purchased)	(or Unit)	Plans or Programs	the Plans or Programs[1]

May 2009 (May 3, 2009 to May 30, 2009)	—	$—	—	$1,126

June 2009 (May 31, 2009 to July 4, 2009)	—	$—	—	$1,126

July 2009 (July 5, 2009 to August 1, 2009)	—	$—	—	$1,126

Total	—	$—	—

[1]	In August 2007, our Board of Directors authorized a $1,500 share repurchase program and in November 2007 authorized an additional $1,000 for share repurchases bringing the total authorization under the program to $2,500. The program expired in August 2009, and we previously suspended the program in September 2008 in light of market conditions. The actual amount and timing of future share repurchases, if any, will be subject to market conditions and applicable Securities and Exchange Commission rules.

28 of 31

Item 4. Submission of Matters to a Vote of Security Holders. (amounts in millions)
We held our Annual Shareholders Meeting on May 19, 2009 at which time our shareholders elected nine directors for the term of one year, ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm, and approved the Executive Management Bonus Plan. The results of the voting were as follows:
(1) Election of Directors

Name of Candidate	For	Against	Abstain

Phyllis J. Campbell	171.2	0.4	0.3
Enrique Hernandez, Jr.	169.6	2.0	0.3
Robert G. Miller	171.2	0.5	0.2
Blake W. Nordstrom	170.6	1.2	0.1
Erik B. Nordstrom	170.6	1.2	0.1
Peter E. Nordstrom	170.6	1.2	0.1
Philip G. Satre	170.5	1.1	0.3
Robert D. Walter	171.2	0.4	0.3
Alison A. Winter	171.2	0.4	0.3
     There were no broker non-votes.
(2) Ratification of the Appointment of Independent Registered Public Accounting Firm
   The results of the vote included 170.5 for, 1.1 against, and 0.3 abstentions. There were no broker non-votes.
(3) Approval of the Executive Management Bonus Plan
   The results of the vote included 166.2 for, 4.3 against, and 1.4 abstentions. There were no broker non-votes.
Item 6. Exhibits.
Exhibits are incorporated herein by reference or are filed or furnished with this report as set forth in the Index to Exhibits on page 31 hereof.

29 of 31

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC. (Registrant)
/s/ Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 9, 2009

30 of 31

NORDSTROM, INC. AND SUBSIDIARIES
Exhibit Index

Exhibit		Method of Filing

10.1	Revolving Credit Facility Agreement dated August 14, 2009, between Registrant and each of the initial lenders named therein as Lenders; Bank of America, N.A., as Agent; Wells Fargo Bank, N.A., as Syndication Agent; The Royal Bank of Scotland PLC and U.S. Bank National Association, as Co-Documentation Agents; and Banc of America Securities LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Co-Book Managers	Filed herewith electronically

31.1	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Furnished herewith electronically

101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith electronically

31 of 31