Form 10-Q
period 2009-10-31
NORDSTROM INC
filed 2009-12-08
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009
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

Large accelerated filer ☑ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Common stock outstanding as of November 27, 2009: 217,493,438 shares of common stock

NORDSTROM, INC. AND SUBSIDIARIES

2 of 31

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net sales	$1,868	$1,805	$5,719	$5,971
Credit card revenues	95	74	268	216

Total revenues	1,963	1,879	5,987	6,187
Cost of sales and related buying and occupancy costs	(1,210)	(1,185)	(3,735)	(3,852)
Selling, general and administrative expenses:
Retail stores, direct and other segments	(500)	(490)	(1,478)	(1,528)
Credit segment	(81)	(77)	(250)	(184)

Earnings before interest and income taxes	172	127	524	623
Interest expense, net	(38)	(33)	(105)	(98)

Earnings before income taxes	134	94	419	525
Income tax expense	(51)	(23)	(150)	(192)

Net earnings	$83	$71	$269	$333

Earnings per basic share	$0.38	$0.33	$1.24	$1.54
Earnings per diluted share	$0.38	$0.33	$1.23	$1.52

Basic shares	217.1	215.6	216.5	216.9
Diluted shares	220.7	218.1	219.0	219.8
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 31

NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	October 31, 2009	January 31, 2009	November 1, 2008
Assets
Current assets:
Cash and cash equivalents	$484	$72	$68
Accounts receivable, net	2,016	1,942	1,918
Merchandise inventories	1,193	900	1,278
Current deferred tax assets, net	230	210	196
Prepaid expenses and other	84	93	100

Total current assets	4,007	3,217	3,560

Land, buildings and equipment, net	2,239	2,221	2,215
Goodwill	53	53	53
Other assets	217	170	236

Total assets	$6,516	$5,661	$6,064

Liabilities and Shareholders’ Equity
Current liabilities:
Commercial paper	$—	$275	$102
Accounts payable	980	563	805
Accrued salaries, wages and related benefits	255	214	202
Other current liabilities	520	525	503
Current portion of long-term debt	356	24	425

Total current liabilities	2,111	1,601	2,037

Long-term debt, net	2,259	2,214	2,215
Deferred property incentives, net	470	435	417
Other liabilities	246	201	233

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 217.3, 215.4 and 215.4 shares issued and outstanding	1,051	997	990
Retained earnings	388	223	192
Accumulated other comprehensive loss	(9)	(10)	(20)

Total shareholders’ equity	1,430	1,210	1,162

Total liabilities and shareholders’ equity	$6,516	$5,661	$6,064

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 31

NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	(Loss) Earnings	Total

Balance at January 31, 2009	215.4	$997	$223	$(10)	$1,210

Net earnings	—	—	269	—	269
Other comprehensive earnings:
Amounts amortized into net periodic benefit cost, net of tax	—	—	—	1	1

Comprehensive net earnings					270
Cash dividends paid ($0.48 per share)	—	—	(104)	—	(104)
Issuance of common stock for:
Stock option plans	1.1	18	—	—	18
Employee stock purchase plan	0.7	13	—	—	13
Other	0.1	1	—	—	1
Stock-based compensation	—	22	—	—	22

Balance at October 31, 2009	217.3	$1,051	$388	$(9)	$1,430

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	(Loss) Earnings	Total

Balance at February 2, 2008	220.9	$936	$201	$(22)	$1,115

Net earnings	—	—	333	—	333
Other comprehensive earnings:
Amounts amortized into net periodic benefit cost, net of tax of ($1)	—	—	—	2	2

Comprehensive net earnings					335
Cash dividends paid ($0.48 per share)	—	—	(104)	—	(104)
Issuance of common stock for:
Stock option plans	0.8	17	—	—	17
Employee stock purchase plan	0.6	16	—	—	16
Stock-based compensation	—	21	—	—	21
Repurchase of common stock	(6.9)	—	(238)	—	(238)

Balance at November 1, 2008	215.4	$990	$192	$(20)	$1,162

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 31

NORDSTROM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine Months Ended
	October 31, 2009	November 1, 2008
Operating Activities
Net earnings	$269	$333
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of buildings and equipment, net	234	222
Amortization of deferred property incentives and other, net	(31)	(30)
Stock-based compensation expense	24	21
Deferred income taxes, net	(45)	(59)
Tax benefit from stock-based payments	4	4
Excess tax benefit from stock-based payments	(5)	(4)
Provision for bad debt expense	175	106
Change in operating assets and liabilities:
Accounts receivable	(119)	(62)
Merchandise inventories	(264)	(301)
Prepaid expenses and other assets	(13)	18
Accounts payable	401	280
Accrued salaries, wages and related benefits	41	(66)
Other current liabilities	(1)	(83)
Deferred property incentives	86	87
Other liabilities	45	(12)

Net cash provided by operating activities	801	454

Investing Activities
Capital expenditures	(281)	(439)
Change in credit card receivables originated at third parties	(129)	(171)
Other, net	1	2

Net cash used in investing activities	(409)	(608)

Financing Activities
Commercial paper:
(Repayments of) proceeds from commercial paper borrowings, net	(135)	102
Repayment of commercial paper classified as long-term	(140)	–
Proceeds from long-term borrowings, net	399	150
Principal payments on long-term borrowings	(24)	(8)
Decrease in cash book overdrafts	–	(45)
Proceeds from exercise of stock options	15	13
Proceeds from employee stock purchase plan	13	16
Excess tax benefit from stock-based payments	5	4
Cash dividends paid	(104)	(104)
Repurchase of common stock	–	(264)
Other, net	(9)	–

Net cash provided by (used in) financing activities	20	(136)

Net increase (decrease) in cash and cash equivalents	412	(290)
Cash and cash equivalents at beginning of period	72	358

Cash and cash equivalents at end of period	$484	$68

Supplementary Cash Flow Information
Cash paid during the period for:
Interest (net of capitalized interest)	$81	$91
Income taxes	$175	$319
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
Reclassification
In order to improve the transparency related to our Credit segment, we have reclassified credit card revenues and expenses in our consolidated statements of earnings for the quarter and nine months ended November 1, 2008 to conform to our 2009 presentation. Credit card revenues were previously included in finance charges and other, net in our consolidated statements of earnings, and selling, general and administrative expenses for our credit segment were previously included in total selling, general and administrative expenses in our consolidated statements of earnings. These reclassifications, which were made beginning with our 2008 Annual Report on Form 10-K, did not impact our reported net earnings, earnings per share or cash flows for the quarter and nine months ended November 1, 2008.
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01, Generally Accepted Accounting Principles (ASC 105, Generally Accepted Accounting Principles), which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.
Following the Codification, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and the basis for conclusions on the changes to the Codification.
The Codification is not intended to change GAAP, but is meant to organize and simplify authoritative GAAP literature. The Codification is effective for interim and annual periods ending after September 15, 2009. The impact on our consolidated financial statements is disclosure-only in nature as all references to authoritative accounting literature will be made in accordance with the Codification.
In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the effective date of the Codification.

7 of 31

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”) (contained within ASC 810, Consolidation). SFAS 160 establishes new accounting and reporting standards for a noncontrolling interest (minority interest) in a subsidiary, provides guidance on the accounting for and reporting of the deconsolidation of a subsidiary, and increases transparency through expanded disclosures. Specifically, SFAS 160 requires the recognition of a minority interest as equity in the consolidated financial statements and separate from the parent company’s equity. It also requires consolidated net earnings in the consolidated statement of earnings to include the amount of net earnings attributable to minority interest. This statement became effective for Nordstrom as of the beginning of fiscal year 2009 and did not have a material impact on our consolidated financial statements.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”) (contained within ASC 815, Derivatives and Hedging). SFAS 161 expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. This statement became effective for Nordstrom as of the beginning of fiscal year 2009 and did not have a material impact on our consolidated financial statements.
In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) (contained within ASC 825, Financial Instuments). FSP FAS 107-1 and APB 28-1, which requires disclosure about the fair value of financial instruments in interim financial statements as well as in annual financial statements, is effective for interim periods ending after June 15, 2009. We have adopted this guidance and have included the required disclosures in this Form 10-Q for the quarter ended October 31, 2009. This FSP has not impacted our consolidated financial position or results of operations, as its requirements are disclosure-only in nature.
In May 2009, the FASB issued Statement of Accounting Standards No. 165, Subsequent Events (“SFAS 165”) (contained within ASC 855, Subsequent Events), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. This standard is effective for reporting periods ending after June 15, 2009. We have included the required disclosures in this Form 10-Q for the quarter ended October 31, 2009. This statement did not impact our consolidated financial position or results of operations, as its requirements are disclosure-only in nature.

8 of 31

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 2: ACCOUNTS RECEIVABLE
The components of accounts receivable are as follows:

	October 31, 2009	January 31, 2009	November 1, 2008
Trade receivables:
Restricted	$2,103	$2,005	$1,919
Unrestricted	17	14	26
Allowance for doubtful accounts	(170)	(138)	(105)

Trade receivables, net	1,950	1,881	1,840
Other	66	61	78

Accounts receivable, net	$2,016	$1,942	$1,918

The following table summarizes the restricted trade receivables:

	October 31, 2009	January 31, 2009	November 1, 2008

Nordstrom VISA credit card receivables	$1,448	$1,369	$1,304
Private label card receivables	655	636	615

Restricted trade receivables	$2,103	$2,005	$1,919

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
Our Nordstrom private label cards can be used only in Nordstrom stores, while the Nordstrom VISA cards allow our customers the option of using the cards for purchases of Nordstrom merchandise and services, as well as for purchases outside of Nordstrom. We record the Nordstrom private label and Nordstrom VISA credit card receivables as trade receivables on our consolidated balance sheets at outstanding principal, net of an allowance for doubtful accounts.
Cash flows from the use of both the private label cards and Nordstrom VISA credit cards for sales originating at our Nordstrom stores are treated as an operating activity in the condensed consolidated statements of cash flows as they relate to sales at Nordstrom. Cash flows arising from the use of Nordstrom VISA cards outside of Nordstrom stores are treated as an investing activity within the condensed consolidated statements of cash flows, as they represent loans made to our customers for purchases at third parties.

9 of 31

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 3: DEBT AND CREDIT FACILITIES
We hold both secured and unsecured debt. The primary collateral for our secured debt is our Nordstrom private label card and Nordstrom VISA credit card receivables. A summary of long-term debt is as follows:

	October 31, 2009	January 31, 2009	November 1, 2008
Secured
Series 2007-1 Class A Notes, 4.92%, due April 2010	$326	$326	$326
Series 2007-1 Class B Notes, 5.02%, due April 2010	24	24	24
Series 2007-2 Class A Notes, one-month LIBOR plus 0.06% per year, due April 2012	454	454	454
Series 2007-2 Class B Notes, one-month LIBOR plus 0.18% per year, due April 2012	46	46	46
2007-A Variable Funding Note	—	—	150
Mortgage payable, 7.68%, due April 2020	60	63	64
Other	16	17	17

	926	930	1,081

Unsecured
Senior notes, 5.625%, due January 2009	—	—	250
Senior notes, 6.75%, due June 2014, net of unamortized discount	399	—	—
Senior notes, 6.25%, due January 2018, net of unamortized discount	647	646	646
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 7.00%, due January 2038, net of unamortized discount	343	343	343
Other	—	19	20

	1,689	1,308	1,559

Total long-term debt	2,615	2,238	2,640
Less: current portion	(356)	(24)	(425)

Total due beyond one year	$2,259	$2,214	$2,215

As of October 31, 2009 and November 1, 2008, we had $356 and $425 classified as the current portion of long-term debt in our condensed consolidated balance sheets. As of October 31, 2009, this balance was primarily composed of $350 related to our series 2007-1 notes due in April 2010. As of November 1, 2008, the current portion of long-term debt consisted primarily of $250 related to our senior notes paid in January 2009, as well as $150 in outstanding issuances against our Variable Funding Note facility (“2007-A VFN”).
During the third quarter of 2009, we entered into a new unsecured revolving credit facility with a capacity of $650. This credit facility replaced our previously existing $650 unsecured line of credit, which was scheduled to expire in November 2010. The new facility is available for working capital, capital expenditure and general corporate purposes, including liquidity support for our commercial paper program. Under the terms of the agreement, we pay a variable rate of interest and a facility fee based on our debt rating. Consistent with our previous unsecured revolving credit facility, the new revolving credit facility requires that we maintain a leverage ratio of not greater than four times Adjusted Debt to EBITDAR. The new facility also requires that we maintain a fixed charge coverage ratio of at least two times, defined as:
          EBITDAR less gross capital expenditures
Interest expense, net + rent expense
Under the new credit facility we have the option to increase the revolving commitment by up to $100, to a total of $750, provided that we obtain written consent from the lenders who choose to increase their commitment. We had no outstanding issuances under our $650 commercial paper program as of October 31, 2009. The issuance of commercial paper has the effect, while it is outstanding, of reducing borrowing capacity under our unsecured revolving credit facility by an amount equal to the principal amount of commercial paper. As of October 31, 2009, we had no outstanding borrowings under our credit facility.
During the third quarter of 2009, we also repaid $19 in liabilities related to the acquisition of Jeffrey. Other debt now consists primarily of capital lease obligations.

10 of 31

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 3: DEBT AND CREDIT FACILITIES (CONTINUED)
During the second quarter of 2009, we issued $400 senior unsecured notes at 6.75%, due June 2014. After deducting the original issue discount of $1 and other fees and expenses of $3, net proceeds from the offering were $396. We used a portion of the proceeds from the issuance to repay the $140 in outstanding issuances of commercial paper as of May 26, 2009, the date the senior notes were issued.
Additionally, we had $300 in short-term capacity as of October 31, 2009 available under a Variable Funding Note facility (“2007-A VFN”). As of October 31, 2009 we had no outstanding issuances against this facility. On November 13, 2009, we renewed this facility which was scheduled to mature in November 2009. The 2007-A VFN will now mature in November 2010. See further discussion of our $300 2007-A VFN in Note 8: Subsequent Event.
As of October 31, 2009, the fair value of long-term debt, including current maturities, using quoted market prices of the same or similar issues, was $2,700.
NOTE 4: STOCK COMPENSATION PLANS
Stock-based compensation expense before income tax benefit was recorded in our condensed consolidated statements of earnings as follows:

	Quarter Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Cost of sales and related buying and occupancy costs	$2	$2	$8	$7
Selling, general and administrative expenses	5	4	16	14

Total stock-based compensation expense before income tax benefit	$7	$6	$24	$21

Stock Options
During the nine months ended October 31, 2009, 4.9 options were granted, 1.1 options were exercised, 0.1 options expired and 0.5 options were cancelled. During the nine months ended November 1, 2008, 2.2 options were granted, 0.8 options were exercised, and 0.5 options were cancelled. The weighted average fair values per option at the dates of grant were $7 and $15 in 2009 and 2008. We used the following assumptions to estimate the fair value of stock options at the date of grant:

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

11 of 31

NORDSTROM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and unit amounts)
(Unaudited)
NOTE 4: STOCK COMPENSATION PLANS (CONTINUED)
Performance Share Units
As of October 31, 2009, our liabilities included $1 for performance share units. As of both January 31, 2009 and November 1, 2008, we had no liabilities related to performance share units. For both the nine months ended October 31, 2009 and November 1, 2008, stock-based compensation expense related to performance share units was approximately $1. As of October 31, 2009, the remaining unrecognized stock-based compensation expense related to unvested performance share units was $3, which is expected to be recognized over a weighted average period of 27 months. At January 31, 2009, 117,389 units were unvested. During the nine months ended October 31, 2009, 144,891 units were granted, no units vested and 8,007 units cancelled, resulting in an ending balance of 254,273 unvested units as of October 31, 2009.
NOTE 5: EARNINGS PER SHARE
The computation of earnings per share is as follows:

	Quarter Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008

Net earnings	$83	$71	$269	$333

Basic shares	217.1	215.6	216.5	216.9
Dilutive effect of stock options and performance share units	3.6	2.5	2.5	2.9

Diluted shares	220.7	218.1	219.0	219.8

Earnings per basic share	$0.38	$0.33	$1.24	$1.54
Earnings per diluted share	$0.38	$0.33	$1.23	$1.52

Antidilutive stock options and other	4.7	5.1	8.0	5.1

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

Quarter ended	Retail
October 31, 2009	Stores		Direct	Credit	Other	Total

Net sales	$1,661		$185	—	$22	$1,868
Net sales increase	1.8%		16.4%	N/A	N/A	3.5%
Credit card revenues	—		—	96	(1)	95
Earnings (loss) before interest and income taxes	175		58	3	(64)	172
Interest expense, net	—		—	(11)	(27)	(38)
Earnings (loss) before income taxes	175		58	(8)	(91)	134
Earnings (loss) before income taxes as a percentage of net sales	10.5%		31.8%	N/A	N/A	7.2%

Quarter ended	Retail
November 1, 2008	Stores		Direct	Credit	Other	Total

Net sales	$1,632		$158	—	$15	$1,805
Net sales (decrease) increase	(8.6%	)	6.5%	N/A	N/A	(8.4% )
Credit card revenues	—		—	74	—	74
Earnings (loss) before interest and income taxes	162		41	(14)	(62)	127
Interest expense, net	—		—	(13)	(20)	(33)
Earnings (loss) before income taxes	162		41	(27)	(82)	94
Earnings (loss) before income taxes as a percentage of net sales	9.9%		25.9%	N/A	N/A	5.2%

Nine Months ended	Retail
October 31, 2009	Stores		Direct	Credit	Other	Total

Net sales	$5,284		$513	—	$(78)	$5,719
Net sales (decrease) increase	(5.0%	)	6.6%	N/A	N/A	(4.2% )
Credit card revenues	—		—	269	(1)	268
Earnings (loss) before interest and income taxes	614		157	(18)	(229)	524
Interest expense, net	—		—	(31)	(74)	(105)
Earnings (loss) before income taxes	614		157	(49)	(303)	419
Earnings (loss) before income taxes as a percentage of net sales	11.6%		30.7%	N/A	N/A	7.3%
Total assets	$3,020		$152	$2,053	$1,291	$6,516

Nine Months ended	Retail
November 1, 2008	Stores		Direct	Credit	Other	Total

Net sales	$5,563		$481	—	$(73)	$5,971
Net sales (decrease) increase	(4.6%	)	7.9%	N/A	N/A	(5.4% )
Credit card revenues	—		—	217	(1)	216
Earnings (loss) before interest and income taxes	702		124	(2)	(201)	623
Interest expense, net	—		—	(39)	(59)	(98)
Earnings (loss) before income taxes	702		124	(41)	(260)	525
Earnings (loss) before income taxes as a percentage of net sales	12.6%		25.9%	N/A	N/A	8.8%
Total assets	$3,041		$164	$1,914	$945	$6,064

13 of 31

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
NOTE 8: SUBSEQUENT EVENT
On November 13, 2009, we renewed our Variable Funding Note facility (“2007-A VFN”) which was scheduled to mature in November 2009. The 2007-A VFN continues to have a capacity of $300 and will now mature in November 2010. The 2007-A VFN is backed by substantially all of the Nordstrom private label card receivables and a 90% interest in the co-branded Nordstrom VISA credit card receivables. Borrowings under the 2007-A VFN incur interest based upon the cost of commercial paper issued by a third-party bank conduit plus specified fees. We pay a commitment fee for the notes based on the size of the commitment.
Under the renewed 2007-A VFN, we have the option to reduce the total capacity and provided that written consent is obtained from each of the parties to the Note Purchase Agreement, the facility contains the option to increase the total capacity.
We evaluated subsequent events through December 8, 2009, which is the date the financial statements were issued. We are not aware of any significant events, other than those identified above, which occurred subsequent to the balance sheet date but prior to December 8, 2009, that would have a material impact on our financial statements.

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
FORWARD-LOOKING INFORMATION CAUTIONARY STATEMENT
Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including anticipated financial results, use of cash and liquidity, growth, store openings and trends in our operations. Actual future results and trends may differ materially from historical results or current expectations depending upon various factors including, but not limited to:
•	the impact of deteriorating economic and market conditions and the resulting impact on consumer spending patterns
•	our ability to respond to the business environment and fashion trends
•	our ability to safeguard our brand and reputation
•	our ability to effectively manage inventory
•	efficient and proper allocation of our capital resources
•	successful execution of our store growth strategy including the timely completion of construction associated with newly planned stores, relocations and remodels, all of which may be impacted by the financial health of third parties
•	our compliance with applicable banking and related laws and regulations impacting our ability to extend credit to our customers
•	trends in personal bankruptcies and bad debt write-offs
•	availability and cost of credit
•	the impact of the current regulatory environment and financial system reforms
•	changes in interest rates
•	disruptions in our supply chain
•	our ability to maintain our relationships with vendors and developers who may be experiencing economic difficulties
•	the geographic location of our stores
•	our ability to maintain our relationships with our employees and to effectively train and develop our future leaders
•	our compliance with information security and privacy laws and regulations, employment laws and regulations and other laws and regulations applicable to the company
•	successful execution of our technology strategy
•	successful execution of our multi-channel strategy
•	risks related to fluctuations in world currencies
•	public health concerns and the resulting impact on consumer spending patterns, supply chain, and employee health
•	weather conditions and hazards of nature that affect consumer traffic and consumers’ purchasing patterns
•	the effectiveness of planned advertising, marketing and promotional campaigns
•	our ability to control costs
•	the timing and amounts of share repurchases, if any
These and other factors, including those factors described in Part I, “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended January 31, 2009 and in Part II, “Item 1A. Risk Factors” on page 29 of this report, could affect our financial results and trends and cause actual results and trends to differ materially from those contained in any forward-looking statements we may provide. As a result, while we believe there is a reasonable basis for the forward-looking statements, you should not place undue reliance on those statements. We undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances. This discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements.

15 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued) (Amounts in millions except per share and per square foot amounts)
RESULTS OF OPERATIONS
Overview

	Quarter Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net sales	$1,868	$1,805	$5,719	$5,971
Same-store sales decrease	(1.2%)	(11.1%)	(8.4%)	(7.7%)
Net earnings	$83	$71	$269	$333
Net earnings as a percentage of total revenues	4.2%	3.8%	4.5%	5.4%
Earnings per diluted share	$0.38	$0.33	$1.23	$1.52
Results for our third quarter were encouraging as we exceeded our internal sales and earnings plans. We experienced an improving trend in same-store sales in each month of the third quarter while effectively managing inventory and expenses. However, we recognize customers remain cautious given the general economic environment. We believe our continued focus on two core elements of our strategy – giving our customers superior service and providing a compelling assortment of quality and trend-right merchandise – will serve us well in this challenging environment.
•	Since the end of the third quarter of 2008 we have opened four full-line stores and thirteen Nordstrom Rack stores, increasing retail square footage by 1.0, or 4.5%.

•	During the third quarter, we added incremental functionality to our inventory systems to enable online orders to be fulfilled from our stores. This allows us to share inventory across our business, provides a more in-depth online selection for our customers, and potentially increases the flow of new merchandise. Additionally, in August 2009 we implemented a new credit card processing system, which we believe will ultimately improve call center and collections automation as well as fraud and risk management, all at reduced cost.

•	Total net sales increased 3.5% for the quarter and declined 4.2% for the nine months ended October 31, 2009 compared to the same periods in 2008. Total company same-store sales decreased 1.2% for the quarter ended October 31, 2009 compared to an 11.1% same-store sales decrease for the same period in 2008. Same-store sales decreased 8.4% for the nine months ended October 31, 2009 compared to a 7.7% decline for the same period last year.

•	Our gross profit as a percentage of net sales increased 87 basis points for the quarter. The quarterly improvement in merchandise margin was partially offset by the impact of performance-related expenses within our buying and occupancy costs. For the nine months ended October 31, 2009 our gross profit declined 81 basis points primarily due to the impact of relatively fixed buying and occupancy costs as a percentage of reduced sales, partially offset by an improvement in our merchandise margin. We believe we are well-positioned for the holiday season and will be able to maintain a fresh flow of merchandise in our stores while carefully managing markdowns during the fourth quarter.

•	Retail selling, general and administrative expenses (“Retail SG&A”), as a percentage of net sales, improved 37 basis points for the quarter ended October 31, 2009 compared to the quarter ended November 1, 2008. The reduction of our fixed and variable costs was partially offset by an increase in performance-related expense due to higher than planned sales and earnings results, as well as incremental new store expense of $12 for the three months ended October 31, 2009. Our Retail SG&A rate for the nine months ended October 31, 2009 increased 23 basis points compared to the nine months ended November 1, 2008 driven by the increase in incentives tied to company performance and incremental new store expense $31.

•	Credit selling, general and administrative expenses increased $4 for the quarter and $66 for the nine months ended October 31, 2009 compared to the same periods in 2008. We believe our write-off rates are correlated to trends in unemployment rates. Since the first quarter of 2009, we have projected peak unemployment rates between 10% to 10.5%. While we still believe this is a reasonable range, the unemployment rate reached 10.2% in October, which was sooner than our initial projections. We have increased our bad debt reserve by $6 for the quarter and $32 for the nine months ended October 31, 2009.

•	For the 2009 fiscal year, we currently expect earnings per diluted share in the range of $1.83 to $1.88, increased from our previous guidance in the range of $1.50 to $1.65.

16 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued) (Amounts in millions except per share and per square foot amounts)
Retail Stores, Direct and Other Segments
Summary
Our Retail Stores segment includes our full-line, Rack and Jeffrey stores; our Direct segment includes our online store; and our Other segment includes our product development group and corporate center operations (collectively the “Retail Business”). The following tables summarize the combined results of our Retail Business for the quarter and nine months ended October 31, 2009 compared with the quarter and nine months ended November 1, 2008:

	Quarter Ended
	October 31, 2009		November 1, 2008
	Amount	% of net sales[2]	Amount	% of net sales[2]
Net sales	$1,868	100.0	$1,805	100.0
Cost of sales and related buying and occupancy costs	(1,198)	64.2	(1,174)	65.1

Gross profit[1]	670	35.8	631	34.9

Other revenues	(1)	N/A	—	N/A
Selling, general and administrative expenses	(500)	26.8	(490)	27.1

Earnings before interest and income taxes	$169	9.0	$141	7.8

	Nine Months Ended
	October 31, 2009		November 1, 2008
	Amount	% of net sales[2]	Amount	% of net sales[2]
Net sales	$5,719	100.0	$5,971	100.0
Cost of sales and related buying and occupancy costs	(3,698)	64.7	(3,817)	63.9

Gross profit[1]	2,021	35.3	2,154	36.1

Other revenues	(1)	N/A	(1)	N/A
Selling, general and administrative expenses	(1,478)	25.8	(1,528)	25.6

Earnings before interest and income taxes	$542	9.5	$625	10.5

[1]Gross profit is calculated as net sales less cost of sales and related buying and occupancy costs for our Retail Business. [2]Subtotals and totals may not foot due to rounding.
Retail Business Net Sales

	Quarter Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net sales	$1,868	$1,805	$5,719	$5,971
Net sales increase (decrease)	3.5%	(8.4%)	(4.2%)	(5.4%)
Sales (decrease) increase by channel:
Full-line same-store sales	(4.2%)	(15.6%)	(11.4%)	(11.0%)
Net sales – Direct	16.4%	6.5%	6.6%	7.9%

Multi-channel same-store sales	(1.9%)	(13.6%)	(9.7%)	(9.5%)
Rack same-store sales	3.0%	3.6%	1.8%	4.8%

Total company same-store sales decrease	(1.2%)	(11.1%)	(8.4%)	(7.7%)
Total net sales increased 3.5% for the quarter and declined 4.2% for the nine months ended October 31, 2009 compared with the same periods in the prior year. The third quarter of 2008 was marked by deteriorating sales trends amid economic concerns and uncertainty. For the quarter and nine-months ended October 31, 2009, same-store sales declines at our full-line stores were partially offset by positive performance by our Direct segment and same-store sales increases at our Rack stores.
Same-store sales for our full-line stores decreased 4.2% for the quarter and 11.4% for the nine months ended October 31, 2009 compared to the same periods in 2008. Highlights for the quarter included women’s better apparel, junior women’s apparel and shoes, which all achieved results above the full-line same-store sales average. Sales of tops benefitted women’s better apparel. Sportswear drove junior women’s apparel, while high-end footwear led shoes. Men’s wear, particularly men’s furnishings, and cosmetics were challenging for the quarter. Examples of merchandise categories with results above the same-store sales average for the nine months ended October 31, 2009 included junior women’s apparel, kids’ wear and women’s better apparel. Junior women’s apparel benefitted from increased denim sales. Girls’ clothing led the kids’ wear division and tops drove women’s better apparel results. Merchandise areas which continue to be challenging year-to-date include men’s wear and our women’s trendy offering. Our merchants continue to work with our vendors to provide a balanced and compelling fashion offering to our customers.

17 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued) (Amounts in millions except per share and per square foot amounts)
Regionally, the Mid-Atlantic and the South were the top-performing geographic areas for full-line stores for the third quarter, with the Mid-Atlantic and Northeast achieving the largest sequential improvements over the second quarter of 2009. The South, Mid-Atlantic, and Midwest regions were the top-performing geographic areas for full-line stores for the nine months ended October 31, 2009. California and the Northwest continue to be challenging, with same-store sales below the full-line store average for both the quarter and year-to-date.
Our Rack channel delivered same-store sales increases of 3.0% for the quarter and 1.8% for the nine months ended October 31, 2009 compared to the same periods last year. For the three months ended October 31, 2009, shoes as well as accessories and cosmetics drove the increase. Shoes was led by boots and sandals while accessories and cosmetics benefitted from the performance of sunglasses and fashion jewelry. For the nine months ended October 31, 2009, shoes – particularly sandals and boots – and kids’ apparel led the Rack categories.
Sales for our Direct channel grew 16.4% for the quarter and 6.6% for the nine months ended October 31, 2009 compared with the same periods last year. During the third quarter, we updated our inventory platform to enable online orders to be fulfilled from our stores. This is part of our ongoing efforts to provide our customers with access to more of our merchandise, whenever and however they want to shop. We believe this enhancement in serving our customers had a positive impact on our Direct sales for the quarter. Merchandise categories which drove the increase for the quarter included dresses, accessories, and shoes. Dresses benefitted from special occasion. Fashion jewelry led accessories and women’s high-end shoes drove the shoe category. For the nine months ended October 31, 2009, the increases were driven by dresses and women’s shoes. Similar to the quarter, dresses were led by special occasion while women’s shoes benefitted from high-end footwear.
We expect full year 2009 retail same-store sales to decrease in the range of 6% to 7%.
Retail Business Gross Profit

	Quarter Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Gross profit	$670	$631	$2,021	$2,154
Gross profit rate[1]	35.8%	34.9%	35.3%	36.1%
1Gross profit rate is calculated as gross profit divided by net sales.
Retail gross profit increased $39 for the quarter while our gross profit rate improved 86 basis points compared with the same period in 2008. Retail gross profit is made up of merchandise margin offset by buying and occupancy costs. Increased sales and reduced markdowns led to the increase in gross profit dollars. The increase in our gross profit rate was the result of improvement in merchandise margin, partially offset by the impact of an increase in performance-related expense included in buying and occupancy costs.
Retail gross profit decreased $133 for the nine months ended October 31, 2009, while our gross profit rate declined 77 basis points compared with the same period in 2008. Retail gross profit dollars declined primarily due to lower sales. The impact of our fixed buying and occupancy costs as a percentage of reduced sales and the increase in performance-related expense, discussed above, primarily drove the decrease in our gross profit rate.
We expect our retail gross profit rate for the full year 2009 to increase 10 to 20 basis points from 2008 levels of 35.1%.

	Four Quarters Ended
	October 31, 2009	November 1, 2008
Average inventory per square foot	$47.80	$52.88
Inventory turnover rate[1]	5.00	4.88
1Inventory turnover rate is calculated as the trailing 12 months cost of sales and related buying and occupancy costs (for all segments) divided by 4-quarter average inventory
Our inventory turnover rate improved slightly compared to last year. The decrease in average inventory per square foot of 9.7% was slightly higher than our total company same-store sales decrease of 8.4% for the nine months ended October 31, 2009. We continue to focus on flexibility in managing inventory, which enables us to keep a fresh flow of receipts in our stores and provide customers with fashion newness.

18 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued) (Amounts in millions except per share and per square foot amounts)
Retail Business Selling, General and Administrative Expenses

	Quarter Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Selling, general and administrative expenses	$500	$490	$1,478	$1,528
Selling, general and administrative rate[1]	26.8%	27.1%	25.8%	25.6%
1Selling, general and administrative rate is calculated as selling, general and administrative expenses for our Retail Business as a percentage of net sales.
SG&A expenses for our Retail Business increased 2%, or $10 compared with last year’s third quarter. Incentives tied to company performance as well as new store expenses drove the increase, partially offset by lower variable expenses and fixed cost savings. Similar to our second quarter, we increased our provision for performance related expense to reflect the improved performance of the overall business relative to our plans and our revised expectations for the year. This reflects our ‘pay for performance’ approach to compensation. The third quarter of 2009 also includes $12 in expenses for the four full-line and thirteen Rack stores opened since the third quarter of 2008. Retail square footage increased 1.0, or 4.5% since the third quarter of 2008. Although third quarter sales improved over last year, through added focus on cost containment we were able to reduce our variable expenses. Fixed cost declines included areas such as non-selling labor and advertising. We also incurred lower depreciation due to technology assets which became fully depreciated since the third quarter of 2008. The improvement in our SG&A rate of 37 basis points reflects a combination of improved sales and our management of fixed and variable costs. This was partially offset by the increase in performance-based incentives.
For the nine months ended October 31, 2009, our Retail SG&A dollars decreased $50 to $1,478 primarily due to lower variable expenses and fixed cost savings, partially offset by performance-based incentives and $31 of incremental expenses related to our new stores opened since October 2008. Variable expenses decreased consistent with the decrease in sales. Reductions in fixed costs encompassed many areas including advertising, services purchased, depreciation and non-selling labor. The increase in performance-based incentives was a result of better sales and earnings performance versus plan for the nine months ended October 31, 2009 compared with the same period in 2008, which reflects our ‘pay for performance’ approach to compensation. This was the primary driver of the 23 basis point increase in our retail SG&A rate for the nine months ended October 31, 2009.
We anticipate our Retail SG&A expenses will decrease $15 to $40 for 2009 which is reduced from our previous range of down $100 to $150. The change is a result of our expectations for higher variable costs due to improved sales and additional performance-based incentives.

19 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued) (Amounts in millions except per share and per square foot amounts)
Credit Segment
The Nordstrom credit card products are designed to strengthen customer relationships and grow retail sales by providing valuable services, loyalty benefits and payment products. We believe that owning our credit card business allows us to fully integrate our rewards program with our retail stores and provide better service to our customers, thus deepening our relationship with them and driving greater customer loyalty. Cardholders can participate in the Nordstrom Fashion Rewards® program, through which customers accumulate points based on their level of spending (two points per dollar spent at Nordstrom and one point per dollar spent outside of Nordstrom). Upon reaching two thousand points, customers receive twenty dollars in Nordstrom Notes®, which can be redeemed for goods or services in our stores. As customers increase their level of spending they receive additional benefits, including rewards such as complimentary shipping and alterations in our retail stores. We believe the Fashion Rewards program, including these additional rewards, helps drive sales in our Retail Stores and Direct segments.
The table below illustrates a detailed view of the operational results of our Credit segment, consistent with the segment disclosure provided in the notes to the condensed consolidated financial statements. In order to view the total economic contribution of our credit card program, intercompany merchant fees are included in the table below. Intercompany merchant fees represent the estimated intercompany income of our credit business from the usage of our cards in the Retail Stores and Direct segments. To encourage the use of Nordstrom cards in our stores, the Credit segment does not charge the Retail Stores and Direct segments an intercompany interchange merchant fee. On a consolidated basis, we avoid costs that would be incurred if our customers used third-party cards.
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

	Quarter Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Finance charge revenue	$68	$52	$195	$154
Interchange — third party	18	17	53	51
Late fees and other revenue	10	5	21	12

Total credit card revenues	96	74	269	217
Interest expense	(11)	(13)	(31)	(39)

Net credit card income	85	61	238	178

Cost of sales and related buying and occupancy costs — loyalty program	(12)	(11)	(37)	(35)
Selling, general and administrative expenses	(81)	(77)	(250)	(184)

Total expense	(93)	(88)	(287)	(219)

Credit card charge to earnings before income taxes, as presented in segment disclosure	(8)	(27)	(49)	(41)

Intercompany merchant fees	11	10	35	35

Total credit card contribution (charge)	$3	$(17)	$(14)	$(6)

Average accounts receivable investment (assuming 80% of accounts receivable is funded with debt)	$431	$397	$417	$377
Credit card contribution (charge), net of tax, as a percentage of average accounts receivable investment[1]	1.6%	(10.6% )	(2.7% )	(1.3% )
1Based on annualized credit card contribution (charge), net of tax for the quarter and nine months ended October 31, 2009 and November 1, 2008.

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
Credit card revenues increased to $96 and $269 for the quarter and nine months ended October 31, 2009, respectively, compared with $74 and $217 for the quarter and nine months ended November 1, 2008. These results were due to an increase in our annual percentage rate terms implemented in the fourth quarter of 2008 and growth in our accounts receivable balance.
Interest expense decreased from $13 and $39 for the quarter and nine months ended November 1, 2008 to $11 and $31 for the quarter and nine months ended October 31, 2009, due to declining variable interest rates, partially offset by higher average borrowings.
Based on results for the nine months ended October 31, 2009 as well as the previously implemented increases in annual percentage rate terms, we expect our credit card revenues for 2009 to increase $70 to $75 compared to 2008.
Cost of Sales
Cost of sales, which includes the estimated cost of Nordstrom Notes that will be issued and redeemed under our Fashion Rewards program, remained relatively constant at $12 and $37 for the quarter and nine months ended October 31, 2009 compared with $11 and $35 for the quarter and nine months ended November 1, 2008. The slight increase in cost of sales for the nine months ended October 31, 2009 compared with the nine months ended November 1, 2008 is primarily due to increased use of Nordstrom credit cards, resulting in additional expense related to the Fashion Rewards program.
Credit Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Credit segment are made up of operational and marketing expenses and bad debt. These expenses are summarized in the following table:

	Quarter Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Operational and marketing expense	$25	$27	$75	$78
Bad debt expense	56	50	175	106

Total credit selling, general and administrative expense	$81	$77	$250	$184

Operational and marketing expenses, which are incurred to support and service our credit card products and the related rewards programs, remained relatively constant at $25 and $75 for the quarter and nine months ended October 31, 2009 compared with $27 and $78 for the quarter and nine months ended November 1, 2008. This reflects expenses that are mostly fixed when compared to portfolio growth and our continued focus on controlling expenses.
Due to increased write-offs reflecting current consumer credit trends, as well as reserves for higher projected losses inherent in the receivables portfolio, bad debt expense increased from $50 and $106 for the quarter and nine months ended November 1, 2008 to $56 and $175 for the quarter and nine months ended October 31, 2009.

21 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued) (Amounts in millions except per share and per square foot amounts)
The following table illustrates the activity in the allowance for doubtful accounts for the nine months ended October 31, 2009 and November 1, 2008:

	Nine Months Ended
	October 31, 2009	November 1, 2008
Allowance at beginning of period	$138	$73
Bad debt provision	175	106
Net write-offs	(143)	(74)

Allowance at end of period	$170	$105

	October 31, 2009	November 1, 2008
Allowance as a percentage of accounts receivable	8.0%	5.4%
Delinquent balances over thirty days as a percentage of accounts receivable	4.9%	3.2%
Bad debt provision as a percentage of average accounts receivable[1]	10.4%	10.0%
Net write-offs as a percentage of average accounts receivable[2]	9.3%	5.6%
1Based upon annualized third quarter bad debt provision.
2Based upon annualized third quarter net write-offs.
As of October 31, 2009, our delinquency rate was 4.9%, an increase from 3.2% as of November 1, 2008. We believe that the increase in delinquencies in the third quarter is primarily attributable to a change in customer due dates, as well as rising unemployment rates. During the third quarter, we made a change in the timing of payment due dates in response to new regulatory requirements. We believe that the change in payment due dates negatively impacted our delinquency rate at October 31, 2009, but that the impact is temporary. During the third quarter of 2009, we increased our allowance for doubtful accounts by $6 due to our expectations around future write-offs for losses inherent in our accounts receivable balance as of October 31, 2009. Due to continued rising unemployment rates, which we believe correlate with higher delinquencies and ultimately higher write-offs, we now expect our credit selling, general and administrative expenses to increase $55 to $60 for 2009 compared with 2008. We continue to take actions to reduce our risk exposure by tightening underwriting and account management standards. However, additional deterioration in the overall economic environment, including worsening unemployment, could cause delinquencies to increase beyond our current expectations, resulting in additional bad debt expense.
Total Company Results
Interest Expense, net
Interest expense, net increased by $5 to $38 for the quarter ended October 31, 2009 compared to the same period in 2008. For the nine months ended October 31, 2009, interest expense, net increased $7 to $105. The increases were driven by higher average debt levels resulting from our $400 debt offering during the second quarter of 2009, partially offset by the $250 senior notes which matured in January 2009 and the impact of declining variable interest rates.
We anticipate our interest expense, net for 2009 to increase by $5 to $10 due to higher average debt levels.
Income Tax Expense

	Quarter Ended		Nine Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Income tax expense	$51	$23	$150	$192
Effective tax rate	38.0%	24.3%	35.7%	36.6%
The increase in the effective tax rate for the third quarter of 2009, as compared to the same period in 2008, was primarily due to a non-recurring benefit in the third quarter of 2008. This benefit related to a change in our deferred tax assets primarily driven by the closure of several tax years under audit, partially offset by a permanent item related to investment valuation. Additionally, included in our first quarter 2009 results is a benefit of approximately $0.06 per diluted share related to the closure of our 2007 federal tax return audit. The decrease in our effective tax rate for the nine months ended October 31, 2009, as compared to the same period in 2008, was due to this benefit, as well as the impact of a permanent item related to investment valuation, partially offset by the benefit included in our third quarter 2008 results. Including the impact of the $0.06 gain in the first quarter of 2009, we expect our effective tax rate to be between 36.5% and 37.0% for 2009.

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
Average Invested Capital
We believe that ROIC is a useful financial measure for investors in evaluating our operating performance for the periods presented. When read in conjunction with our net earnings and total assets and compared to return on assets, it provides investors with a useful tool to evaluate our ongoing operations and our management of assets from period to period. ROIC is one of our key financial metrics, and we also incorporate it into our executive incentive measures. Our research has shown that, historically, overall performance as measured by ROIC correlates directly to shareholders’ return over the long term. For the 12 fiscal months ended October 31, 2009, our ROIC decreased to 9.9% compared to 15.1% for the 12 fiscal months ended November 1, 2008. ROIC is not a measure of financial performance under United States GAAP, should not be considered a substitute for return on assets, net earnings or total assets as determined in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. See our ROIC reconciliation to GAAP below. The closest GAAP measure is return on assets, which decreased to 5.6% from 9.5% for the 12 fiscal months ended October 31, 2009 compared to the 12 fiscal months ended November 1, 2008. The following is a reconciliation of return on assets to ROIC:

	12 months ended
	October 31, 2009	November 1, 2008
Net earnings	$337	$545
Add: income tax expense	205	334
Add: interest expense, net	138	128

Earnings before interest and income taxes	680	1,007

Add: rent expense	40	36
Less: estimated depreciation on capitalized operating leases[1]	(21)	(19)

Net operating profit	699	1,024

Estimated income tax expense	(264)	(386)

Net operating profit after tax (NOPAT)	$435	$638

Average total assets[2]	$6,043	$5,724
Less: average non-interest-bearing current liabilities[3]	(1,501)	(1,467)
Less: average deferred property incentives[2]	(451)	(382)
Add: average estimated asset base of capitalized operating leases[4]	302	344

Average invested capital	$4,393	$4,219

Return on Assets	5.6%	9.5%
ROIC	9.9%	15.1%

[1]Depreciation based upon estimated asset base of capitalized operating leases as described in footnote 4 below.

[2]Based upon the trailing 12-month average.

[3]Based upon the trailing 12-month average for accounts payable, accrued salaries, wages and related benefits, and other current liabilities.

[4]Based upon the trailing 12-month average of the monthly asset base, which is calculated as the trailing 12 months rent expense multiplied by 8.
Our ROIC declined primarily due to a decrease in our earnings before interest and income taxes compared to the prior year.

24 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued) (Amounts in millions except per share and per square foot amounts)
LIQUIDITY AND CAPITAL RESOURCES
We maintain a level of liquidity sufficient to allow us to cover our seasonal cash needs and to maintain appropriate levels of short-term borrowings. We believe that our operating cash flows and available credit facilities are sufficient to finance our cash requirements for the next 12 months and beyond.
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
For the nine months ended October 31, 2009, cash and cash equivalents increased by $412 to $484. Activity for the nine months ended October 31, 2009 included cash provided by operations of $801, partially offset by capital expenditures of $281, purchases, net of payments, made by our customers for third-party merchandise and services using Nordstrom VISA credit cards of $129 and cash dividends paid of $104. Additionally, we received proceeds from long-term borrowings of $399, of which a portion was used to repay outstanding issuances of commercial paper.
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
Net cash provided by operating activities increased by $347 to $801 for the nine months ended October 31, 2009 compared to $454 for the same period in 2008. Although net earnings for the nine months ended October 31, 2009 declined compared to the same period in 2008, working capital initiatives and lower cash outflows resulted in higher cash provided by operating activities. The reduced cash outflows for merchandise inventories reflected our ongoing efforts to align merchandise inventories with lower demand. Additionally, lower incentive payouts tied to company performance for 2008, reductions in expenses, and lower payments for income taxes also led to a decrease in operating cash outflows.
Investing Activities
Our investing cash flows typically consist of capital expenditures and customer purchases (net of payments) for goods and services outside of Nordstrom using the Nordstrom VISA credit cards.
Net cash used in investing activities decreased from $608 for the nine months ended November 1, 2008 to $409 for the nine months ended October 31, 2009, due to a decrease in capital expenditures for new stores and remodels, as well as a decrease in third-party purchases (net of payments) using the Nordstrom VISA credit cards. We opened three full-line stores, relocated one full-line store, and opened eleven Rack stores in the first nine months of 2009, compared to opening seven full-line stores, relocating one full-line store, and opening four Rack stores for the same period last year. Although we plan to continue the growth of our Rack business in 2009 and 2010, capital expenditures incurred for Rack stores are significantly less compared to our full-line stores.
Activity related to customers using their Nordstrom VISA credit cards for merchandise and services outside of Nordstrom stores decreased to $129 for the nine months ended October 31, 2009 compared with $171 for the nine months ended November 1, 2008. The decrease was a result of a general reduction in consumer spending.
Financing Activities
Net cash provided by financing activities was $20 for the nine months ended October 31, 2009 compared with net cash used in financing activities of $136 for the nine months ended November 1, 2008. In 2009, our financing activities consisted of proceeds from long-term borrowings, net of discount, of $399, partially offset by payments for outstanding issuances of commercial paper of $275 and dividends paid of $104. Of the $275 in commercial paper issuances outstanding at the beginning of our 2009 fiscal year, we reclassified $140 to long-term debt during the first quarter, as this amount was repaid with the proceeds of our May 2009 debt issuance. Accordingly, this portion of the commercial paper repayments is classified as “repayments of commercial paper classified as long-term” in our condensed consolidated statement of cash flows for the nine months ended October 31, 2009. The remaining $135 in commercial paper repayments made in 2009 were made using operating cash flows, and are classified as “repayments of/proceeds from commercial paper borrowings, net” in our condensed consolidated statement of cash flows.

25 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued) (Amounts in millions except per share and per square foot amounts)
In 2008, cash used in financing activities included share repurchases of $264 and dividends paid of $104, partially offset by proceeds from our variable funding facility of $150 and net commercial paper borrowings of $102.
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
Our next debt maturity is a $350 securitized note due in April 2010. Beginning in the first quarter of 2010, we will make monthly cash deposits into a restricted account until the note is due in accordance with the debt agreement. We will continue to monitor the credit markets and our potential financing needs in order to ensure we have adequate cash on hand to pay this debt when it becomes due.
On August 14, 2009, we entered into a new unsecured revolving credit facility with a capacity of $650, which expires in August 2012. The new facility replaced our existing $650 unsecured line of credit, which was scheduled to expire in November 2010. The new credit facility is available for working capital, capital expenditures and general corporate purposes, including liquidity support for our commercial paper program. Under the terms of the agreement, we pay a variable rate of interest and a facility fee based on our debt rating. Under the new credit facility we have the option to increase the revolving commitment by up to $100, to a total of $750, provided that we obtain written consent from the lenders who choose to increase their commitment.
On November 13, 2009, we renewed our 2007-A VFN which was scheduled to mature in November 2009. The 2007-A VFN continues to have a capacity of $300 and will now mature in November 2010. Borrowings under the 2007-A VFN incur interest based upon the cost of commercial paper issued by a third-party bank conduit plus specified fees. We pay a commitment fee for the notes based on the size of the commitment. Under the renewed 2007-A VFN, we have the option to reduce the total capacity and, provided that written consent is obtained from each of the parties to the Note Purchase Agreement, the facility contains the option to increase the total capacity.
Debt Covenants
Our $650 unsecured line of credit contains restrictive covenants, including maintaining leverage and fixed charge coverage ratios. Consistent with our previous unsecured line of credit, the new credit facility requires that we maintain a leverage ratio of not greater than four times Adjusted Debt to EBITDAR, which we were in compliance with as of October 31, 2009. See additional disclosure of our internal calculation of Adjusted Debt to EBITDAR on the following page, which generally results in the same ratio as our debt compliance calculation. The new facility also requires that we maintain a fixed charge coverage ratio of at least two times, defined as:

EBITDAR less gross capital expenditures

Interest expense, net + rent expense

26 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued) (Amounts in millions except per share and per square foot amounts)
Adjusted Debt to EBITDAR (Non-GAAP financial measure)
We define Adjusted Debt to Earnings before Interest, Income Taxes, Depreciation, Amortization and Rent (“EBITDAR”) as follows:

Adjusted Debt to EBITDAR =	Adjusted Debt

EBITDAR
Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our goal today is to manage debt levels at a point which we believe will help us maintain an investment grade credit rating as well as operate with an efficient capital structure for our size, growth plans and industry. Investment grade credit ratings are important to maintaining access to a variety of short-term and long-term sources of funding, and we rely on these funding sources to continue to grow our business. We believe a higher ratio, among other factors, could result in rating agency downgrades. In contrast, we believe a lower ratio would result in a higher cost of capital and could negatively impact shareholder returns. As of October 31, 2009, our Adjusted Debt to EBITDAR was 2.8 compared to 2.3 as of November 1, 2008. The increase was primarily the result of a decrease in earnings before interest and income taxes for the 12 months ended October 31, 2009 compared with the 12 months ended November 1, 2008.
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
To compensate for these limitations, we analyze Adjusted Debt to EBITDAR in conjunction with other GAAP financial and performance measures impacting liquidity, including operating cash flows, capital spending and net earnings. The closest GAAP measure is debt to net earnings, which was 7.8 and 5.0 for the third quarter of 2009 and 2008, respectively. The following is a reconciliation of debt to net earnings to Adjusted Debt to EBITDAR:

	2009[1]	2008[1]
Debt[2]	$2,615	$2,742
Add: rent expense x 8[3]	320	284

Adjusted Debt	$2,935	$3,026

Net earnings	337	545
Add: income tax expense	205	334
Add: interest expense, net	138	128

Earnings before interest and income taxes	680	1,007

Add: depreciation and amortization of buildings and equipment	314	288
Add: rent expense	40	36

EBITDAR	$1,034	$1,331

Debt to Net Earnings	7.8	5.0
Adjusted Debt to EBITDAR	2.8	2.3

[1]The components of adjusted debt are as of October 31, 2009 and November 1, 2008, while the components of EBITDAR are for the 12 months ended October 31, 2009 and November 1, 2008.

[2]Debt included $102 of commercial paper borrowings outstanding as of November 1, 2008. There were no outstanding commercial paper borrowings as of October 31, 2009.

[3]The multiple of eight times rent expense used to calculate adjusted debt is our best estimate of the debt we would record for our leases which are classified as operating if we had purchased the property.

27 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued) (Amounts in millions except per share and per square foot amounts)
Contractual Obligations
There have been no material changes in our contractual obligations, other than those discussed below and those which occur in the normal course of business, as specified in Item 303(a)(5) of Regulation S-K during the quarter ended October 31, 2009. For additional information regarding our contractual obligations as of January 31, 2009, see Management’s Discussion and Analysis section in our 2008 Annual Report on Form 10-K.
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
RECENT ACCOUNTING PRONOUNCEMENTS
See Item 1. “Financial Statements—Note 1 to the unaudited Consolidated Financial Statements—Recent Accounting Pronouncements.”
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
In August 2009 we implemented a new credit card processing platform, which has resulted in certain changes to business processes and internal controls impacting financial reporting. Management has taken the necessary steps to monitor and maintain appropriate internal controls during this period of change. These steps included testing before the implementation, deploying resources to mitigate internal control risks, implementing reviews to ensure the accuracy of our data and processes, and performing multiple levels of reconciliations and analysis.
Other than as described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

28 of 31

PART II - OTHER INFORMATION
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2008 Annual Report on Form 10-K. We are updating our risk factors as follows:
Regulatory Environment and Financial System Reforms
Current economic conditions, particularly in the financial markets, have resulted in increased legislative and regulatory actions.
Our wholly owned federal savings bank, Nordstrom fsb, offers our private label card, two Nordstrom VISA cards and debit cards for Nordstrom purchases, through which our Credit segment generates income. On June 17, 2009, the Obama Administration released its white paper for reform of the financial system. Proposed reforms which could materially affect our company include the elimination of the ability of our bank subsidiary to be owned by us and increased supervision and regulation of financial firms. Since that time, different forms of legislation to implement the administration’s plan have been introduced in both houses of Congress. Due to the complexity and controversial nature of the proposed bills, modifications are likely and the final legislation, if any, may differ significantly from the administration’s original proposal. If the final form of legislation would curtail our ability to own our bank subsidiary, we would explore and pursue alternatives as appropriate. Any such forced divestiture may materially adversely affect our business and results of operations. Additionally, compliance with potential increased regulation and scrutiny by multiple state and federal agencies may reduce our revenue and increase expenses, which would negatively impact our business.
Impact of Public Health Concerns
Our business and operations could be materially and adversely affected by a regional or widespread pandemic, which may cause a decrease in consumer spending and would negatively impact sales. Unforeseen disruptions in operations from our vendors or developers as a result of a health pandemic could disrupt or delay production and delivery of materials and products in our supply chain, adversely affecting our business. Our brand and reputation is dependent upon our employees. A regional or widespread outbreak which affects our employees may cause staffing shortages in our stores, which could harm our business.
Item 6. Exhibits.
Exhibits are incorporated herein by reference or are filed or furnished with this report as set forth in the Index to Exhibits on page 31 hereof.

29 of 31

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC. (Registrant)
/s/ Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer (Principal Financial Officer) Date: December 8, 2009

30 of 31

NORDSTROM, INC. AND SUBSIDIARIES
Exhibit Index

Exhibit		Method of Filing

31.1	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Furnished herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith electronically

31 of 31