Form 10-K
period 2010-01-30
NORDSTROM INC
filed 2010-03-22
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2010
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
YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of July 31, 2009 the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $4.8 billion using the closing sales price on that day of $26.44. On March 12, 2010, 218,020,643 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders scheduled to be held on May 18, 2010 are incorporated into Part III.

Nordstrom, Inc. and subsidiaries 1

[This page intentionally left blank.]

Nordstrom, Inc. and subsidiaries 3

PART I
Item 1. Business.
DESCRIPTION OF BUSINESS
Founded in 1901 as a retail shoe business in Seattle, Nordstrom later incorporated in the state of Washington in 1946. We are one of the nation’s leading fashion specialty retailers, with 187 U.S. stores located in 28 states as of March 19, 2010. The west and east coasts are the areas in which we have the largest presence. We have four reportable segments: Retail Stores, Direct, Credit, and Other.
The Retail Stores segment derives its revenues from sales of high-quality apparel, shoes, cosmetics and accessories. It includes our 112 ‘Nordstrom’ full-line stores, 72 off-price ‘Nordstrom Rack’ stores, two ‘Jeffrey’ boutiques, and one clearance store that operates under the name ‘Last Chance.’ The Nordstrom Rack stores purchase merchandise directly from manufacturers and also serve as outlets for clearance merchandise from our full-line stores.
Direct generates revenues from sales of high-quality apparel, shoes, cosmetics and accessories by serving our customers on the Internet at www.nordstrom.com. The Direct segment’s merchandise is primarily shipped from our fulfillment center in Cedar Rapids, Iowa. However, beginning in the third quarter of 2009, we linked our Direct segment’s inventory with that of our full-line stores and now have the ability to fulfill online orders from any of our full-line stores. This has given our customers access to more of our merchandise. Additionally we offer our customers the option to purchase items on our Web site and pick them up in our full-line stores. These enhancements have enabled us to better serve customers across various channels and improve sales.
Our Credit segment includes our wholly owned federal savings bank, Nordstrom fsb, through which we offer a private label card, two Nordstrom VISA credit cards and a debit card for Nordstrom purchases. The credit and debit cards feature a shopping-based program designed to increase customer visits and spending. Although the primary purpose of our Credit business is to foster greater customer loyalty and drive more sales, we also generate revenues through finance charges and other fees on these cards.
Our Other segment includes our product development team, called Nordstrom Product Group, which designs and contracts to manufacture private label merchandise sold in our Retail Stores and Direct segments. In addition, this segment includes our corporate center operations.
For more information about our business and our reportable segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 16 and Note 14 of the Notes to Consolidated Financial Statements in Item 8.
FISCAL YEAR
We operate on a 52/53-week fiscal year ending on the Saturday closest to January 31st. References to 2009, 2008 and 2007 relate to the 52-week fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively. References to 2010 relate to the 52-week fiscal year ending January 29, 2011.
TRADEMARKS
We have 136 trademarks, each of which is the subject of one or more trademark registrations and/or trademark applications. Our most notable trademarks include Nordstrom, Nordstrom Rack, John W. Nordstrom, Caslon, and Classiques Entier. Each of our trademarks is renewable indefinitely provided that it is still used in commerce at the time of the renewal.
RETURN POLICY
We offer our customers a fair and liberal return policy at our full-line stores and online at Nordstrom Direct. Our Nordstrom Rack stores accept returns up to 30 days from the date of purchase with the original price tag and sales receipt. In general, our return policy is considered to be more generous and liberal than industry standards.
SEASONALITY
Due to our Anniversary Sale in July, the holidays in December and the half-yearly sales that occur in the second and fourth quarters, our sales are historically higher in the second and fourth quarters of the fiscal year than in the first and third quarters.
INVENTORY
We plan our merchandise purchases and receipts to coincide with expected sales trends. For instance, our merchandise purchases and receipts increase prior to our Anniversary Sale, which extends over the last two weeks of July. Also, we purchase and receive a larger amount of merchandise in the fall as we prepare for the holiday shopping season (from late November through early January). We pay for our merchandise purchases under the terms established with our vendors.
In order to offer merchandise that our customers want, we purchase merchandise from a wide variety of high-quality suppliers. We also have arrangements with agents and contract manufacturers to produce our private label merchandise. Our suppliers include domestic and foreign businesses. We expect our suppliers to meet our “Nordstrom Partnership: Standards and Business Practice Guidelines,” which address our standards for matters such as legal and regulatory compliance, labor, health and safety, and the environment.

COMPETITIVE CONDITIONS
Our business is highly competitive. We compete with other national, regional and local retail establishments that may carry similar lines of merchandise, including department stores, specialty stores, boutiques and Internet businesses. Our specific competitors vary from market to market. We believe the keys to competing in our industry include customer service, fashion newness, quality of product, the shopping experience, depth of selection, store environment and location.
EMPLOYEES
During 2009, we employed approximately 48,000 employees on a full- or part-time basis. Due to the seasonal nature of our business, employment increased to approximately 51,000 employees in July 2009 and 53,000 in December 2009. We do not have a significant number of employees who are members of a union. We believe our relationship with our employees is good.
CAUTIONARY STATEMENT
Certain statements in this Annual Report on Form 10-K contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including, but not limited to, anticipated financial results, anticipated store openings, capital expenditures and dividend yield, and trends in company operations. Such statements are based upon current beliefs and expectations of the company’s management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including but not limited to the impact of deteriorating economic and market conditions and the resultant impact on consumer spending patterns, the company’s ability to respond to the business environment and fashion trends, the company’s ability to safeguard its brand and reputation, effective inventory management, efficient and proper allocation of the company’s capital resources, successful execution of the company’s store growth strategy including the timely completion of construction associated with newly planned stores, relocations and remodels, all of which may be impacted by the financial health of third parties, the company’s compliance with applicable banking and related laws and regulations impacting the company’s ability to extend credit to its customers, trends in personal bankruptcies and bad debt write-offs, availability and cost of credit, impact of the current regulatory environment and financial system reforms, changes in interest rates, disruptions in the company’s supply chain, the company’s ability to maintain its relationship with vendors and developers who may be experiencing economic difficulties, the geographic locations of the company’s stores, the company’s ability to maintain its relationships with its employees and to effectively train and develop its future leaders, the company’s compliance with information security and privacy laws and regulations, employment laws and regulations and other laws and regulations applicable to the company, successful execution of the company’s information technology strategy, successful execution of the company’s multi-channel strategy, risks related to fluctuations in world currencies, public health concerns and the resulting impact on consumer spending patterns, supply chain, and employee health, weather conditions and hazards of nature that affect consumer traffic and consumers’ purchasing patterns, the effectiveness of planned advertising, marketing and promotional campaigns, and the company’s ability to control costs. These and other factors could affect our financial results and cause actual results to differ materially from any forward-looking information we may provide. The company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.
SEC FILINGS
We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”). All material we file with the SEC is publicly available at the SEC’s Public Reference Room at 100 F Street NE, Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a Web site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
WEB SITE ACCESS
Our Web site address is www.nordstrom.com. We make available free of charge on or through our Web site our annual and quarterly reports on Form 10-K and 10-Q (including related filings in XBRL format), current reports on Form 8-K, statements of changes in beneficial ownership of securities on Form 4 and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file the report with or furnish it to the SEC. Interested parties may also access a webcast of quarterly earnings conference calls and other financial events over our Web site.
CORPORATE GOVERNANCE
We have a long-standing commitment to upholding a high level of ethical standards. In addition, as required by the listing standards of the New York Stock Exchange (“NYSE”) and the rules of the SEC, we have adopted Codes of Business Conduct and Ethics for our employees, officers and directors (“Codes of Ethics”) and Corporate Governance Guidelines. We have posted on our Web site our Codes of Ethics, our Corporate Governance Guidelines, and our Committee Charters for the Audit, Compensation, Corporate Governance and Nominating, and Finance committees.
These items are also available in print to any person, without charge, upon request to:
Nordstrom, Inc. Investor Relations
P.O. Box 2737
Seattle, Washington 98111-2737
(206) 303-3200
invrelations@nordstrom.com
Nordstrom, Inc. and subsidiaries 5

Item 1A. Risk Factors.
(Dollars in millions)
Our business faces many risks. We believe the risks described below outline the items of most concern to us. However, these are not the only risks we face. Additional risks and uncertainties, not presently known to us or that we currently consider immaterial, may also impair our business operations.
DETERIORATION OF ECONOMIC CONDITIONS
The deterioration in economic conditions over the past two years has hurt our business in several ways. Rising unemployment, tightening of consumer credit and the decline in the housing market in the United States have all contributed to a reduction in consumer spending. This has had a significant negative impact on our revenues. We sell high-quality apparel, shoes, cosmetics and accessories, which many consumers consider to be discretionary items. During economic downturns, fewer customers may shop in our stores and on our Web site, and those who do shop may limit the amount of their purchases, all of which may lead to lower sales, higher markdowns and increased marketing and promotional spending in response to lower demand. The deterioration of economic conditions has also adversely affected our credit customers’ payment patterns and delinquency rates, increasing our bad debt expense. While some macroeconomic indicators suggest that a modest economic recovery has begun, key factors such as employment levels, consumer credit and housing market conditions remain weak. A sluggish economic recovery or a renewed downturn could have a significant adverse effect on our business.
ABILITY TO RESPOND TO THE BUSINESS ENVIRONMENT AND FASHION TRENDS
We strive to ensure the merchandise we offer remains current and compelling to our customers. We make decisions regarding inventory purchases well in advance of the season in which it will be sold. Therefore, our ability to predict or respond to changes in fashion trends, consumer preferences and spending patterns, and to match our merchandise levels and mix to sales trends and consumer tastes, significantly impacts our sales and operating results. If we do not identify and respond to emerging trends in consumer spending and preferences quickly enough, we may be forced to sell our merchandise at higher average markdown levels and lower average margins, which could harm our business. Conversely, if we fail to purchase enough merchandise, we may lose opportunities for additional sales and damage our relationships with our customers.
CONSUMER CREDIT
Our credit card operations help drive sales in our stores, allow our stores to avoid third-party transaction fees and generate additional revenues by extending credit. Our credit card revenues and profitability are subject in large part to economic and market conditions that are beyond our control, including, but not limited to, interest rates, consumer credit availability, consumer debt levels, unemployment trends and other matters. Increases in unemployment have corresponded with rising credit card delinquencies and write-offs, which may continue in the future. Further, these economic conditions could impair our ability to assess the creditworthiness of our customers if the criteria and/or models we use to underwrite and manage our customers become less predictive of future losses, which could cause our losses to rise and have a negative impact on our results of operations.
REGULATORY ENVIRONMENT AND FINANCIAL SYSTEM REFORMS
Current economic conditions, particularly in the financial markets, have resulted in increased legislative and regulatory actions. The Credit Card Accountability, Responsibility and Disclosure Act of 2009 (the “Credit CARD Act”) included new rules and restrictions on credit card pricing, finance charges and fees, customer billing practices and payment application. These provisions are likely to affect our credit business practices and could have a negative impact on our revenues and profitability.
In addition, Congress and the Obama Administration are currently considering various proposals for reform of the financial system. Proposed reforms include the elimination of the thrift charter and all retailer-owned bank charters, creation of a new federal agency to supervise and enforce consumer lending laws and regulations, and expanded state authority over consumer lending. The final details of financial system reform legislation, if any, are highly uncertain at this time. Depending on the nature and extent of any reforms, our credit business could be significantly adversely affected.
LEADERSHIP DEVELOPMENT AND SUCCESSION PLANNING
The training and development of our future leaders is important to our long-term growth. If we do not effectively implement our strategic and business planning processes to attract, retain, train and develop future leaders, our long-term growth may suffer. We rely on the experience of our senior management, who have specific knowledge relating to us and our industry that is difficult to replace. If unexpected leadership turnover occurs without adequate succession plans, the loss of the services of any of these individuals, or any negative perceptions of our business as a result of those losses, could damage our brand image and our business.
INFORMATION SECURITY AND PRIVACY
The protection of our customer, employee and company data is important to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with new and constantly changing requirements across our business units. In addition, our customers have a high expectation that we will adequately protect their personal information. A significant breach of customer, employee or company data could damage our reputation and result in lost sales, fines and lawsuits. In addition, a security breach could require that we expend significant additional resources related to our information security systems and could result in disruption of our operations, particularly our online sales operations.
BRAND AND REPUTATION
We have a well-recognized brand that many consumers believe offers a high level of customer service and quality merchandise. Any significant damage to our brand or reputation could negatively impact sales, reduce employee morale and productivity, and diminish customer trust, any of which would harm our business.

STORE GROWTH PLANS
Our five-year strategic growth plan includes opening several new full-line and Rack stores, with 30 announced store openings. The majority of these openings will occur by 2012. We compete with other retailers and businesses for suitable locations for our stores. Local land use and other regulations may impact our ability to find suitable locations. We also depend on the work of our developer partners to sustain our store growth plans. Developer delays of shopping center construction, expansion or renovation projects, or developer financial difficulties, could cause the delay or cancellation of our expected store openings or remodels, or could adversely affect maintenance and leasing at some shopping centers in which we have stores.
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
INFORMATION TECHNOLOGY STRATEGY
We make investments in information technology to sustain our competitive position. In 2010, we expect to spend approximately $160 on information technology operations and systems development, which is key to our growth. We must monitor and choose the right investments and implement them at the right pace. Excessive technological change could impact the effectiveness of adoption, and could make it more difficult for us to realize benefits from the technology. Targeting the wrong opportunities, failing to make the best investments, or making an investment commitment significantly above or below our needs may result in the loss of our competitive position. In addition, if we do not maintain our current systems we may see interruptions to our business and increase our costs in order to bring our systems up to date.
MULTI-CHANNEL STRATEGY EXECUTION
Over the past several years, we have made changes in our business to improve the shopping experience across all channels. These changes included aligning our online merchandise offering with our full-line stores to create a seamless experience for our customers between our stores and Web site, combining the full-line stores’ and Direct merchandise organizations; providing a more focused catalog offering; and creating a shared inventory platform between Direct and our full-line stores. We plan to make additional changes in our multi-channel merchandise planning process over the next few years. If we encounter challenges associated with change management, the ability to hire and retain key personnel involved in these efforts, implementation of associated information technology, or adoption of new processes, our ability to continue to successfully execute this strategy could be adversely affected. As a result, we may not derive the expected benefits to our sales and profitability, or we may incur increased costs relative to our current projections.
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
Our credit segment faces competition from large banks, and other credit card companies, some of which have substantial financial resources. Many of our competitors offer general-purpose credit card products with a variety of loyalty programs. In addition, there is intense competition for cardholders with “prime” credit ratings who make up a significant portion of our credit portfolio. If we do not effectively respond to the competitive banking and credit card environment, we could lose market share to our competitors, which would have an adverse effect on our credit business.
CAPITAL MANAGEMENT AND LIQUIDITY
Our access to debt and equity capital, and our ability to invest capital to maximize the total returns to our shareholders, is critical to our long-term success. We utilize capital to finance our operations and working capital, make capital expenditures, manage our debt levels and return value to our shareholders through dividends and share repurchases. As a result of the financial crisis, global credit and equity markets have undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms or at all. Our ability to obtain capital and the cost of the capital depend on financial market conditions and independent rating agencies’ short and long-term debt ratings, which are based largely on our performance as measured by credit metrics including interest coverage and leverage ratios. If our access to capital is restricted or if our cost of capital increases, our operations and financial condition could be adversely affected. Further, if we do not properly allocate our capital to maximize returns, our operations and cash flows could be adversely affected and our long-term cost of capital could increase.
SUPPLY CHAIN DISRUPTION
The effective and efficient operation of our supply chain, including merchandise sourcing and procurement, receiving and distribution, is critical to the success of our business. Our supply chain operations may be adversely impacted by difficulties with our suppliers, such as production capacity constraints, errors in meeting merchandise specifications, including specifications dictated by consumer product safety laws, insufficient quality control, failures to meet production deadlines, or increases in manufacturing costs. Additionally, unforeseen disruptions in our supply chain due to severe weather, natural or man-made disasters, labor disputes, shipping problems, or information systems malfunction, may adversely affect our ability to deliver merchandise to our stores or our customers and could increase our costs.
Nordstrom, Inc. and subsidiaries 7

RELATIONSHIPS WITH VENDORS
Our relationships with our merchandise vendors have been a significant contributor to our past success and our position as a retailer of high-quality fashion merchandise. Some of our vendors have experienced serious cash flow problems due to the credit market crisis and economic deterioration. To address these problems, our vendors could attempt to increase their prices, alter payment terms or seek other relief, all of which could increase our costs. In some cases, they may be forced to reduce their operations or file for bankruptcy protection, which could have an adverse effect on our business if we are unable to procure the desired merchandise on acceptable terms.
We also have no guaranteed supply arrangements with our key vendors, many of whom limit the number of retail channels they use to sell their merchandise. Competition to obtain and sell this merchandise is intense. Nearly all of the brands of our top vendors are sold by competing retailers, and many of our top vendors also have their own dedicated retail stores. If one or more of our top vendors were to increase sales of merchandise through their own stores or to the stores of our competitors, or to limit or reduce our access to their merchandise, our business could be adversely affected.
GEOGRAPHIC LOCATION OF STORES
A significant amount of our total sales is derived from stores located on the west and east coasts, particularly California, which increases our exposure to local economic conditions, severe weather, natural disasters and other natural or man-made disruptions within these regions. Deterioration in economic conditions and consumer confidence within these regions has negatively impacted our business, including a reduction in overall sales, reduced gross margins and increased expenses, including bad debt expense. Any continued economic deterioration, severe weather patterns, natural disasters or other disruptions in these regions, could have a significant adverse effect on our business. In addition, many states in these regions are facing significant budget shortfalls, and may seek to address those shortfalls through unfavorable changes in tax laws and interpretation of existing laws which could adversely affect our results of operations.
EMPLOYMENT LAWS AND REGULATIONS
Our policies and procedures are designed to comply with employment laws and regulations set forth by the federal government and in each of the states and municipalities where we do business. These include laws and regulations related to wages and hours, meals and rest periods, and commissions. These laws and regulations are complex and continuously evolving, and the related enforcement is increasingly aggressive, particularly in the state of California. Significant legislative changes that impact our relationship with our workforce could increase our expenses and adversely affect our operations. Possible legislative changes include changes to an employer’s obligation to recognize collective bargaining units, the process by which collective bargaining agreements are negotiated or imposed and health care mandates. In addition, if we fail to comply with applicable laws and regulations we could be subject to damage to our reputation, class action lawsuits, legal and settlement costs, disruption of our business, changes to our employment practices, and loss of customers and employees, which could result in a loss of sales, increased employment costs, low employee morale, and harm to our business and results of operations.
REGULATORY COMPLIANCE
Our policies and procedures are designed to comply with all applicable laws and regulations, including those imposed by the SEC, NYSE, the banking industry and foreign countries. Additional legal and regulatory requirements, and the fact that foreign laws occasionally conflict with domestic laws, have increased the complexity of the regulatory environment and the cost of compliance. Failure to comply with the various regulations may result in damage to our reputation, civil and criminal liability, fines and penalties, increased cost of regulatory compliance and restatements of our financial statements.
IMPACT OF PUBLIC HEALTH CONCERNS
Our business and operations could be materially and adversely affected by a regional or widespread pandemic, which could cause, among other things, a decrease in consumer spending that would negatively impact our sales; staffing shortages in our stores, distribution centers, or corporate offices; supply chain disruptions; or disruptions in the operations of our merchandise vendors or property developers. Any of these effects could have a significant adverse impact on our sales, costs, reputation and long-term growth plans.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The following table summarizes the number of retail stores owned or leased by us, and the percentage of total store square footage represented by each listed category at January 30, 2010:

		% of total store
	Number of Stores	square footage

Owned on leased land	58	46.5%
Leased stores	91	28.9%
Owned stores on owned land	34	23.9%
Partly owned and partly leased	1	0.7%

Total	184	100.0%

The following table summarizes our store opening activity during the last three years:

Fiscal year	2009	2008	2007[1]

Number of stores, beginning of year	169	156	191
Stores opened	16	14	5
Stores acquired	-	-	2
Sale of Façonnable boutiques	-	-	(41)
Stores closed	(1)	(1)	(1)

Number of stores, end of year	184	169	156

1During the third quarter of 2007, we completed the sale of our Façonnable business. Fiscal year 2007 includes international Façonnable boutiques through August 31, 2007 and domestic Façonnable boutiques through October 31, 2007 as follows: 36 international and 4 domestic boutiques at the beginning of 2007; one international boutique opened during 2007; and all 41 boutiques sold as part of the sale of the Façonnable business.
In 2009, we opened three full-line stores (Cherry Hill, New Jersey; Peabody, Massachusetts; and Cincinnati, Ohio), relocated one full-line store (Murray, Utah) and opened thirteen Rack stores (Paramus, New Jersey; Dallas, Texas; Sandy, Utah; Orland Park, Illinois; East Palo Alto, California; Southlake, Texas; Maple Grove, Minnesota; Los Angeles, California; Pasadena, California; San Jose, California; Austin, Texas; Orlando, Florida; and Cincinnati, Ohio). To date in 2010, we have opened three new Rack stores (Houston, Texas; Kendall, Florida; and Coral Gables, Florida). During the remainder of 2010, we are scheduled to open three full-line stores (Braintree, Massachusetts; Newport Beach, California; and Santa Monica, California), relocate one full-line store (Cerritos, California) and open fourteen additional Rack stores (Denver, Colorado; Framingham, Massachusetts; Atlanta, Georgia; New York, New York; Arlington, Virginia; Fairfax, Virginia; Durham, North Carolina; St. Louis, Missouri; Boca Raton, Florida; Chicago, Illinois; Tampa, Florida; Lakewood, California; Burbank, California; and Peoria, Arizona).
We also own six merchandise distribution centers, located in Portland, Oregon; Dubuque, Iowa; Ontario, California; Newark, California; Upper Marlboro, Maryland; and Gainesville, Florida, which are utilized by the Retail Stores segment. The Direct segment utilizes one fulfillment center in Cedar Rapids, Iowa, which is owned on leased land. Our administrative offices in Seattle, Washington are a combination of leased and owned space. We also lease an office building in the Denver, Colorado metropolitan area for our Credit segment.
Nordstrom, Inc. and subsidiaries 9

The following table lists our retail store facilities as of January 30, 2010:

			Year					Year
		Square	Store				Square	Store
Location	Store Name	Footage	Opened		Location	Store Name	Footage	Opened

Full-Line Stores
					HAWAII
ALASKA					Honolulu	Ala Moana Center	211,000	2008
Anchorage	Anchorage 5th Avenue Mall	97,000	1975
					ILLINOIS
ARIZONA					Chicago	Michigan Avenue	274,000	2000
Chandler	Chandler Fashion Center	149,000	2001		Oak Brook	Oakbrook Center	249,000	1991
Scottsdale	Scottsdale Fashion Square	235,000	1998		Schaumburg	Woodfield Shopping Center	215,000	1995
					Skokie	Old Orchard Center	209,000	1994
CALIFORNIA
Arcadia	Santa Anita	151,000	1994		INDIANA
Brea	Brea Mall	195,000	1979	[1]	Indianapolis	Circle Centre	216,000	1995
Canoga Park	Topanga	213,000	1984	[1]	Indianapolis	Fashion Mall	134,000	2008
Cerritos	Los Cerritos Center	122,000	1981
Corte Madera	The Village at Corte Madera	116,000	1985		KANSAS
Costa Mesa	South Coast Plaza	235,000	1978	[1]	Overland Park	Oak Park Mall	219,000	1998
Escondido	North County	156,000	1986
Glendale	Glendale Galleria	147,000	1983		MARYLAND
Irvine	Irvine Spectrum Center	130,000	2005		Annapolis	Annapolis Mall	162,000	1994
Los Angeles	The Grove	120,000	2002		Bethesda	Montgomery Mall	225,000	1991
Los Angeles	Westside Pavilion	150,000	1985		Columbia	The Mall in Columbia	173,000	1999
Mission Viejo	The Shops at Mission Viejo	172,000	1999		Towson	Towson Town Center	205,000	1992
Montclair	Montclair Plaza	134,000	1986
Palo Alto	Stanford Shopping Center	187,000	1984		MASSACHUSETTS
Pleasanton	Stoneridge Mall	173,000	1990		Burlington	Burlington Mall	143,000	2008
Redondo Beach	South Bay Galleria	161,000	1985		Natick	Natick Collection	154,000	2007
Riverside	Galleria at Tyler	164,000	1991		Peabody	Northshore Mall	143,000	2009
Roseville	Galleria at Roseville	149,000	2000
Sacramento	Arden Fair	190,000	1989		MICHIGAN
San Diego	Fashion Valley	220,000	1981		Clinton Township	Partridge Creek	122,000	2008
San Diego	Horton Plaza	149,000	1985		Novi	Twelve Oaks Mall	172,000	2007
San Diego	University Towne Center	130,000	1984		Troy	Somerset Collection	258,000	1996
San Francisco	San Francisco Centre	350,000	1988
San Francisco	Stonestown Galleria	174,000	1988		MINNESOTA
San Jose	Valley Fair	232,000	1987	[1]	Bloomington	Mall of America	240,000	1992
San Mateo	Hillsdale Shopping Center	149,000	1982
Santa Ana	MainPlace	169,000	1987		MISSOURI
Santa Barbara	Paseo Nuevo	186,000	1990		Des Peres	West County	193,000	2002
Thousand Oaks	Thousand Oaks	145,000	2008
Walnut Creek	Broadway Plaza	193,000	1984		NEVADA
					Las Vegas	Fashion Show	207,000	2002
COLORADO
Broomfield	FlatIron Crossing	172,000	2000		NEW JERSEY
Denver	Cherry Creek Shopping Center	142,000	2007		Cherry Hill	Cherry Hill Mall	143,000	2009
Lone Tree	Park Meadows	245,000	1996		Edison	Menlo Park	204,000	1991
					Freehold	Freehold Raceway Mall	174,000	1992
CONNECTICUT					Paramus	Garden State Plaza	282,000	1990
Farmington	Westfarms	189,000	1997		Short Hills	The Mall at Short Hills	188,000	1995

FLORIDA					NEW YORK
Aventura	Aventura Mall	172,000	2008		Garden City	Roosevelt Field	241,000	1997
Boca Raton	Town Center at Boca Raton	193,000	2000		White Plains	The Westchester	219,000	1995
Coral Gables	Village of Merrick Park	212,000	2002
Miami	Dadeland Mall	150,000	2004		NORTH CAROLINA
Naples	Waterside	81,000	2008		Charlotte	SouthPark	151,000	2004
Orlando	The Florida Mall	174,000	2002		Durham	The Streets at Southpoint	149,000	2002
Palm Beach Gardens	The Gardens	150,000	2006
Tampa	International Plaza	172,000	2001		OHIO
Wellington	The Mall at Wellington Green	127,000	2003		Beachwood	Beachwood Place	231,000	1997
					Cincinnati	Kenwood Towne Centre	144,000	2009
GEORGIA					Columbus	Easton Town Center	174,000	2001
Atlanta	Perimeter Mall	243,000	1998
Atlanta	Phipps Plaza	140,000	2005		OREGON
Buford	Mall of Georgia	172,000	2000		Portland	Clackamas Town Center	121,000	1981

1This store has been subsequently relocated.

			Year					Year
		Square	Store				Square	Store
Location	Store Name	Footage	Opened		Location	Store Name	Footage	Opened

Full-Line Stores (continued)					Nordstrom Rack Group (continued)

OREGON (continued)
Portland	Downtown Portland	174,000	1966	[1]	Los Angeles, CA	Beverly Connection Rack	30,000	2009
Portland	Lloyd Center	150,000	1963	[1]	Los Angeles, CA	The Promenade at Howard Hughes
Salem	Salem Center	71,000	1980			Center Rack	41,000	2001
Tigard	Washington Square	189,000	1974	[1]	Ontario, CA	Ontario Mills Mall Rack	40,000	2002
					Oxnard, CA	Esplanade Shopping Center Rack	38,000	2001
PENNSYLVANIA					Pasadena, CA	Hastings Village Rack	42,000	2009
King of Prussia	King of Prussia	238,000	1996		Roseville, CA	Creekside Town Center Rack	36,000	2001
Pittsburgh	Ross Park	143,000	2008		Sacramento, CA	Howe `Bout Arden Center Rack	54,000	1999
					San Diego, CA	Mission Valley Rack	57,000	1985	[1]
RHODE ISLAND					San Francisco, CA	555 Ninth Street Retail Center Rack	43,000	2001
Providence	Providence Place	206,000	1999		San Jose, CA	Oakridge Rack	30,000	2009
					San Jose, CA	Westgate Mall Rack	48,000	1998
TEXAS					San Leandro, CA	San Leandro Rack	44,000	1990
Austin	Barton Creek Square	150,000	2003		San Marcos, CA	Grand Plaza Rack	35,000	2006
Dallas	Galleria Dallas	249,000	1996		Woodland Hills, CA	Topanga Rack	64,000	1984
Dallas	NorthPark Center	212,000	2005		Broomfield, CO	Flatiron Marketplace Rack	36,000	2001
Frisco	Stonebriar Centre	149,000	2000		Lone Tree, CO	Meadows Marketplace Rack	34,000	1998
Houston	Houston Galleria	226,000	2003		Orlando, FL	Millenia Crossing Rack	36,000	2009
Hurst	North East Mall	149,000	2001		Sunrise, FL	The Oasis at Sawgrass Mills Rack	27,000	2003
San Antonio	The Shops at La Cantera	149,000	2005		Buford, GA	Mall of Georgia Crossing Rack	44,000	2000
					Honolulu, HI	Ward Centers Rack	34,000	2000
UTAH					Chicago, IL	The Shops at State and
Murray	Fashion Place	144,000	1981	[1]		Washington Rack	41,000	2003
Orem	University Mall	122,000	2002		Naperville, IL	Springbrook Prairie Pavilion Rack	37,000	2008
					Northbrook, IL	Northbrook Rack	40,000	1996
VIRGINIA					Oak Brook, IL	The Shops at Oak Brook Place Rack	42,000	2000
Arlington	The Fashion Centre at				Orland Park, IL	Orland Park Place Rack	35,000	2009
	Pentagon City	241,000	1989		Schaumburg, IL	Woodfield Rack	45,000	1994
Dulles	Dulles Town Center	148,000	2002		Danvers, MA	Liberty Tree Mall Rack	43,000	2008
McLean	Tysons Corner Center	211,000	1988		Gaithersburg, MD	Gaithersburg Rack	49,000	1999
Norfolk	MacArthur Center	166,000	1999		Towson, MD	Towson Rack	31,000	1992
Richmond	Short Pump Town Center	128,000	2003		Grand Rapids, MI	Centerpointe Mall Rack	40,000	2001
					Troy, MI	Troy Marketplace Rack	40,000	2000
WASHINGTON					Bloomington, MN	Mall of America Rack	41,000	1998
Bellevue	Bellevue Square	285,000	1967	[1]	Maple Grove, MN	Arbor Lakes Rack	34,000	2009
Lynnwood	Alderwood	151,000	1979	[1]	Paramus, NJ	Bergen Town Center Rack	34,000	2009
Seattle	Downtown Seattle	383,000	1963	[1]	Las Vegas, NV	Silverado Ranch Plaza Rack	33,000	2001
Seattle	Northgate Mall	122,000	1965		Westbury, NY	The Mall at the Source Rack	48,000	1997
Spokane	River Park Square	137,000	1974	[1]	White Plains, NY	City Center Rack	36,000	2008
Tacoma	Tacoma Mall	144,000	1966	[1]	Cincinnati, OH	Rookwood Pavilion Rack	35,000	2009
Tukwila	Southcenter	170,000	1968		Lyndhurst, OH	Legacy Village Rack	40,000	2008
Vancouver	Vancouver	71,000	1977		Beaverton, OR	Tanasbourne Town Center Rack	53,000	1998
					Clackamas, OR	Clackamas Promenade Rack	28,000	1983	[1]
Other					Portland, OR	Downtown Portland Rack	32,000	1986	[1]
					King of Prussia, PA	The Overlook at King of
Atlanta, GA	Jeffrey	12,000	2007			Prussia Rack	45,000	2002
New York, NY	Jeffrey	11,000	2007		Austin, TX	Gateway Center Rack	35,000	2009
					Dallas, TX	Park Lane Rack	36,000	2009
Nordstrom Rack Group					Plano, TX	Preston Shepard Place Rack	39,000	2000
					San Antonio, TX	The Rim Rack	35,000	2008
Chandler, AZ	Chandler Festival Rack	37,000	2000		Southlake, TX	Shops of Southlake Rack	36,000	2009
Phoenix, AZ	Last Chance	48,000	1992	[1]	Salt Lake City, UT	Sugarhouse Rack	31,000	1991
Scottsdale, AZ	Scottsdale Promenade Rack	38,000	2000		Sandy, UT	The Commons at Southtowne Rack	35,000	2009
Brea, CA	Brea Union Plaza Rack	45,000	1999		Sterling, VA	Dulles Town Crossing Rack	41,000	2001
Chino, CA	Chino Spectrum Towne Center Rack	38,000	1987	[1]	Woodbridge, VA	Potomac Mills Rack	46,000	1990
Colma, CA	Colma Rack	31,000	1987		Auburn, WA	SuperMall of the Great
Costa Mesa, CA	Metro Pointe at South Coast Rack	50,000	1983	[1]		Northwest Rack	48,000	1995
East Palo Alto, CA	Ravenswood 101 Rack	41,000	2009		Bellevue, WA	Factoria Mall Rack	46,000	1997
Fresno, CA	Villaggio Retail Center Rack	32,000	2002		Lynnwood, WA	Golde Creek Plaza Rack	38,000	1985	[1]
Glendale, CA	Glendale Fashion Center Rack	36,000	2000		Seattle, WA	Downtown Seattle Rack	42,000	1987
Laguna Hills, CA	Laguna Hills Mall Rack	35,000	2008		Spokane, WA	NorthTown Mall Rack	28,000	2000
Long Beach, CA	Long Beach CityPlace Rack	33,000	2002		Tukwila, WA	Southcenter Square Rack	35,000	2007

1This store has been subsequently relocated.
Nordstrom, Inc. and subsidiaries 11

[This page intentionally left blank.]

Item 3. Legal Proceedings.
We are subject from time to time to various claims and lawsuits arising in the ordinary course of business including lawsuits alleging violations by us of state and/or federal wage and hour laws. Some of these suits purport or have been determined to be class actions and/or seek substantial damages. While we cannot predict the outcome of these matters with certainty, we do not believe any such claim, proceeding or litigation, either alone or in aggregate, will have a material impact on our financial condition, results of operations or cash flows.
Item 4. Reserved.

Nordstrom, Inc. and subsidiaries 13

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
MARKET, SHAREHOLDER AND DIVIDEND INFORMATION
Our common stock, without par value, is traded on the New York Stock Exchange under the symbol “JWN.” The approximate number of holders of common stock as of March 12, 2010 was 134,493 based upon the number of registered and beneficial shareholders, as well as the number of employee shareholders in the Nordstrom 401(k) Plan and Profit Sharing Plan. On this date we had 218,020,643 shares of common stock outstanding.
The high and low sales prices of our common stock and dividends declared for each quarter of 2009 and 2008 are presented in the table below:

	Common Stock Price
	2009		2008		Dividends per Share

	High	Low	High	Low	2009	2008

1st Quarter	$23.17	$11.19	$40.59	$30.72	$0.16	$0.16
2nd Quarter	$26.70	$18.15	$38.65	$25.67	$0.16	$0.16
3rd Quarter	$36.52	$26.25	$37.00	$13.66	$0.16	$0.16
4th Quarter	$39.01	$31.32	$18.17	$6.61	$0.16	$0.16
Full Year	$39.01	$11.19	$40.59	$6.61	$0.64	$0.64

STOCK PRICE PERFORMANCE
The following graph compares, for each of the last five fiscal years ending January 30, 2010, the cumulative total return of Nordstrom, Inc. common stock, Standard & Poor’s Retail Index and Standard & Poor’s 500 Index. The Retail Index is comprised of 30 retail companies, including Nordstrom, Inc., representing an industry group of the Standard & Poor’s 500 Index. The cumulative total return of Nordstrom, Inc. common stock assumes $100 invested on January 29, 2005 in Nordstrom, Inc. common stock and assumes reinvestment of dividends.
PERFORMANCE GRAPH

End of fiscal year:	2004	2005	2006	2007	2008	2009

Nordstrom, Inc. common stock	100	179	243	172	56	158
Standard & Poor’s Retail Index	100	108	123	99	61	93
Standard & Poor’s 500 Index	100	110	124	119	71	92

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

Fiscal year	2009	2008	2007[6]	2006[7]	2005

Earnings Results
Net sales	$8,258	$8,272	$8,828	$8,561	$7,723
Credit card revenues	369	301	252	105	97
Gross profit[1]	2,930	2,855	3,302	3,207	2,835
Selling, general and administrative (“SG&A”) expenses:[2]
Retail stores, direct and other segments (“Retail”)[2]	(2,109)	(2,103)	(2,161)	(2,180)	(2,006)
Credit segment[2]	(356)	(274)	(198)	(92)	(85)
Earnings on investment in asset-backed securities, net[2,3]	-	-	18	109	89
Earnings before interest and income taxes (“EBIT”)	834	779	1,247	1,149	930
Interest expense, net	(138)	(131)	(74)	(43)	(45)
Earnings before income taxes (“EBT”)	696	648	1,173	1,106	885
Net earnings	441	401	715	678	551

Balance Sheet and Cash Flow Data
Accounts receivable, net	$2,035	$1,942	$1,788	$684	$640
Investment in asset-backed securities	-	-	-	428	561
Merchandise inventories	898	900	956	997	956
Current assets	4,054	3,217	3,361	2,742	2,874
Land, buildings and equipment, net	2,242	2,221	1,983	1,757	1,774
Total assets	6,579	5,661	5,600	4,822	4,921
Current liabilities	2,014	1,601	1,635	1,433	1,623
Long-term debt, including current portion	2,613	2,238	2,497	631	934
Shareholders’ equity	1,572	1,210	1,115	2,169	2,093
Cash flow from operations	1,251	848	312	1,142	776

Performance Metrics
Same-store sales percentage (decrease) increase[4]	(4.2% )	(9.0% )	3.9%	7.5%	6.0%
Gross profit % of net sales	35.5%	34.5%	37.4%	37.5%	36.7%
SG&A % of net sales:
Retail	25.5%	25.4%	24.5%	25.5%	26.0%
Total	29.8%	28.7%	26.7%	26.5%	27.1%
EBIT as a percentage of total revenues	9.7%	9.1%	13.7%	13.3%	11.9%
EBT as a percentage of total revenues	8.1%	7.6%	12.9%	12.8%	11.3%
Net earnings as a percentage of total revenues	5.1%	4.7%	7.9%	7.8%	7.1%
Return on average shareholders’ equity	31.7%	34.5%	43.6%	31.8%	28.4%
Sales per square foot[5]	$368	$388	$435	$423	$392
Retail SG&A expense per square foot[5]	$94	$99	$106	$108	$102

Per Share Information
Earnings per diluted share	$2.01	$1.83	$2.88	$2.55	$1.98
Dividends per share	0.64	0.64	0.54	0.42	0.32
Book value per share	7.22	5.62	5.05	8.43	7.76

Store Information (at year end)
Full-line stores	112	109	101	98	98
Rack and other stores[6]	72	60	55	57	57
International Façonnable boutiques[6]	-	-	-	36	32
Total square footage	22,773,000	21,876,000	20,502,000	20,170,000	20,070,000

1Gross profit is calculated as net sales less cost of sales and related buying and occupancy costs (for all segments).
2In 2009, we reclassified other income and expense, net in our consolidated statement of earnings, which was previously presented separately. A portion of other income and expense, net has been reclassified to earnings on investment in asset-backed securities, net, and the remaining portion has been reclassified to selling, general and administrative expenses.
3On May 1, 2007, we combined our Nordstrom private label credit card and Nordstrom VISA credit card programs into one securitization program. At that time the Nordstrom VISA credit card receivables were brought on-balance sheet.
4Same-stores include stores that have been open at least one full year at the beginning of the year and sales from our Direct segment.
5Sales per square foot and Retail SG&A expense per square foot are calculated as net sales and Retail SG&A expense, respectively, divided by weighted average square footage.
6During the third quarter of 2007, we completed the sale of our Façonnable business and realized a gain on sale of $34 ($21, net of tax). Results of operations for fiscal year 2007 include the international Façonnable boutiques through August 31, 2007 and the domestic Façonnable boutiques through October 31, 2007. Prior to the sale, the domestic Façonnable boutiques were included in “Rack and other stores.”
7Fiscal year 2006 includes an extra week (the 53rd week) as a result of our 4-5-4 retail reporting calendar. The 53rd week is not included in our calculation of same-store sales.
Nordstrom, Inc. and subsidiaries 15

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar, share and square footage amounts in millions except percentages, per share and per square foot amounts)
OVERVIEW
Nordstrom is a fashion specialty retailer offering high-quality apparel, shoes, cosmetics and accessories for women, men and children. We offer a wide selection of brand name and private label merchandise. We offer our products through various channels: our ‘Nordstrom’ branded full-line stores and Web site (which we refer to as “multi-channel”), our off-price ‘Nordstrom Rack’ stores, and our ‘Jeffrey’ boutiques. Our stores are located throughout the United States. In addition, we offer our customers a loyalty program associated with a variety of payment products and services, including credit and debit cards.
We believe our multi-channel offering is important to our success and is consistent with our commitment to customer service. Our goal is to provide a seamless integrated shopping experience to our customers whenever and however they choose to shop. With that in mind, we are continuing to make improvements to our multi-channel capabilities. In 2008, we launched the “Buy Online, Pick Up in Store” service, which allows customers to purchase merchandise online and then pick up their item(s) at a Nordstrom store on the same day. In 2009, we updated our inventory platform to create shared inventory across all of our full-line stores and our online store, allowing us to fulfill online orders from any full-line store. These enhancements have led to greater merchandise selections online, improved convenience, as well as significant improvements in our sell-through rates (the proportion of available merchandise that we are able to sell) and inventory turnover.
Our merchandising efforts have also been a significant contributor to our recent success. By managing our inventory levels effectively during the economic downturn that began approximately two years ago, we were well positioned to increase purchases as sales improved and maintain fresh merchandise in our stores without taking excessive markdowns. Our customers have continued to respond favorably to our merchandise assortment, thereby contributing to additional sales growth and higher rates of regular-priced sales.
Throughout 2009, we demonstrated discipline in the management of our expenses. Our model is focused on controlling our fixed expenses, while flexing our variable and performance-related expenses with our sales and earnings results. Our sales per square foot in 2009 declined to $368, consistent with our sales per square foot of $369 in 2004. However, as a result of our expense management efforts, we decreased our selling, general and administrative expenses per square foot for our Retail Stores, Direct and Other segments over the same time period, from $100 in 2004 to $94 in 2009. This flexibility in managing our business and the ability to adjust quickly to changes in trends have put us in a healthy position heading into 2010.
The economic environment continues to have a significant impact on our customers. Consumers are cautious about spending, unemployment levels continue to be high and economic uncertainty remains. As a result of these conditions, we experienced elevated delinquency and write-off rates on our credit card portfolio. We expect unemployment levels will remain elevated during 2010.
We recognize the importance of increasing our presence in top retail markets across the country. During 2009 we opened three Nordstrom full-line stores, relocated another, and opened 13 Nordstrom Racks. In 2010 we will continue to open full-line and Rack stores while returning to a more regular remodeling schedule of five-to-six in 2010, compared to one remodel in 2009, as we continue to pursue our long-term growth strategy.
We entered 2009 with considerable uncertainty, including an economic downturn and a volatile retail environment. Our continued focus on improving service through our multi-channel offering, improved merchandising and disciplined inventory, expense and capital management, enabled us to adapt as our trends improved, and as a result we are well positioned going into 2010. Following a year of improving performance and with a more efficient business model, we are focused on improving execution and growing our market share. We believe that our response to the adversity of the past two years has left us better positioned financially, competitively, and most important, with our customers.
RESULTS OF OPERATIONS
Retail Stores, Direct and Other Segments
Summary
Our Retail Stores segment includes our full-line, Rack and Jeffrey stores; our Direct segment includes our online store; and our Other segment includes our product development group and corporate center operations (collectively the “Retail Business”). The following table summarizes the combined sales and expenses of our Retail Business for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008:

Fiscal year	2009	2008	2007

Net sales	$8,258	$8,272	$8,828
Cost of sales and related buying and occupancy costs	(5,273)	(5,367)	(5,479)
Gross profit[1]	2,985	2,905	3,349
Selling, general and administrative expenses	(2,109)	(2,103)	(2,161)

% of net sales:
Cost of sales and related buying and occupancy costs	63.9%	64.9%	62.1%
Gross profit	36.1%	35.1%	37.9%
Selling, general and administrative expenses	25.5%	25.4%	24.5%

1Gross profit is calculated as net sales less cost of sales and related buying and occupancy costs for our Retail Business.

Retail Business Net Sales

Fiscal year	2009		2008		2007

Net sales	$8,258		$8,272		$8,828
Net sales (decrease) increase	(0.2%	)	(6.3%	)	3.1%
Same-store (decrease) increase by channel:
Full-line stores	(7.2%	)	(12.4%	)	2.5%
Direct	14.5%		8.4%		17.9%

Multi-channel	(5.0%	)	(10.6%	)	3.5%
Rack	2.5%		3.1%		8.7%

Total company	(4.2%	)	(9.0%	)	3.9%

Percentage of net sales by merchandise category:
Women’s apparel	34%		34%		35%
Shoes	22%		21%		20%
Men’s apparel	15%		16%		18%
Women’s accessories	12%		12%		11%
Cosmetics	11%		11%		11%
Children’s apparel	3%		3%		3%
Other	3%		3%		2%

Total	100%		100%		100%

NET SALES - 2009 VS 2008
Net sales for 2009 were approximately flat compared to 2008. The decline in multi-channel same-store sales was mostly offset by new store openings during 2009 and an increase in same-store sales for Rack.
Our multi-channel same-store sales declined 5.0% compared to 2008 as the decrease at our full-line stores was partially offset by the strong performance of Direct. During 2009, we made continued progress on our multi-channel strategy, providing our customers with access to more of our merchandise. In the fall of 2009, we updated our inventory platform to allow for shared inventory across all of our full-line stores and our Web site, allowing us to fulfill online orders from any full-line store or from our fulfillment center. These enhancements increased sales and led to significant improvements in our sell-through rates and inventory turnover, following their implementation in the second half of the year. Our merchandising efforts also contributed to our improving multi-channel sales trends during the second half of the year. By managing our inventory levels effectively during the downturn in sales over the past two years, we had the flexibility to increase purchases as sales improved and maintain current merchandise in our stores without taking excessive markdowns. As a result, our percentage of regular price sales improved measurably over the course of the year.
Same-store sales for our full-line stores decreased 7.2% compared to the same period last year. Highlights for the year included both women’s shoes and accessories. Women’s shoes benefited from sales of high-end shoes and boots, while fashion jewelry led accessories. Men’s clothing, particularly young contemporary wear and men’s furnishings, remained challenging throughout the year. This continues the trend we experienced last year as sales of men’s clothing declined in conjunction with economic deterioration. The South and Mid-Atlantic regions were the top performing geographic areas for full-line stores. California and the Northwest had same-store sales below the full-line store average in 2009, although we saw improvements in both regions during the latter part of the year.
Direct’s net sales increased 14.5% for the year, with results driven by the accessories, women’s apparel and women’s shoes categories. Accessories benefited from the sales of handbags and fashion jewelry while women’s apparel was led by special occasion dresses. Junior footwear and high-end shoes drove the improvement in women’s shoes. The growth in our Direct business was helped by our investments in technology and systems to better align our merchandise offering and improve the online shopping experience.
Rack had its eighth consecutive year of positive sales growth with a same-store sales increase of 2.5% for the year. The shoes and women’s apparel categories led the positive performance for the year. Junior and active footwear drove shoes while women’s apparel benefited from knitwear and blouses.
During 2009 we opened three full-line and thirteen Rack stores. These stores represent 2.6% of our total net sales for 2009, and increased our gross square footage by 4.1% during 2009.
NET SALES - 2008 VS 2007
Net sales declined 6.3% in 2008 compared to 2007. The decrease was due to same-store sales declines in our full-line stores, partially offset by increases in same-store sales for Rack and Direct, as well as new store openings.
Same-store sales for our full-line stores decreased 12.4% compared to the same period in 2007 primarily as a result of the economic downturn. The largest same-store sales decreases came in women’s apparel and men’s apparel. Women’s apparel continued to experience a market-wide deterioration and we saw a decline in men’s apparel correspond to the economic downturn, particularly during the fourth quarter. Regionally, business trends were most challenging in markets undergoing the largest housing price corrections. California was the most challenging region throughout 2008, with same-store sales below the full-line store average. All other regions were above the same-store sales average for full-line stores.
Nordstrom, Inc. and subsidiaries 17

Direct net sales increased 8.4% in 2008, driven by our efforts to better align our merchandise offering and experience with our full-line stores. Our new “Buy Online, Pick Up in Store” service was launched in 2008 and proved to be a convenient and valued service for our customers. The accessories, women’s apparel and kids’ merchandise categories led the growth in our Direct sales in 2008.
Rack same-store sales increased 3.1% for the year in 2008. The accessories category, led by designer handbags, and men’s apparel category, led by premium denim, drove this growth. All regions contributed to the positive same-store sales results.
During 2008 we opened eight full-line and six Rack stores. These stores represented 3.3% of our total net sales for fiscal 2008, and increased our gross square footage by 6.7% during 2008.
SAME-STORE SALES OUTLOOK - 2010
We expect 2010 same-store sales to increase approximately 2% to 4%. The same-store sales increase in the first half of 2010 is expected to be approximately 300 basis points higher than in the second half of 2010.
As of March 19, 2010, we have opened three Rack stores. In total, we plan to open three full-line stores, relocate one full-line store and open fourteen additional Rack stores during the remainder of 2010. This will increase retail square footage by approximately 4.5%.
Retail Business Gross Profit

Fiscal year	2009	2008	2007

Gross profit[1]	$2,985	$2,905	$3,349
Gross profit rate[2]	36.1%	35.1%	37.9%
Average inventory per square foot	$43.96	$49.00	$52.70
Inventory turnover rate[3]	5.41	5.20	5.16

1Gross profit is calculated as net sales less Retail Business cost of sales and related buying and occupancy costs.
2Gross profit rate is calculated as gross profit divided by net sales.
3Inventory turnover rate is calculated as annual cost of sales and related buying and occupancy costs (for all segments) divided by 4-quarter average inventory.
GROSS PROFIT - 2009 VS 2008
Retail gross profit increased $80 from last year while our gross profit rate improved 101 basis points compared with the same period in 2008. Retail gross profit consists of merchandise margin offset by buying and occupancy costs. The improvement for the year was driven by overall improvement in our merchandise margin, particularly in the second half of the year. The latter half of 2008 was highly promotional among retailers, meaning many competitors took steep markdowns and/or offered special events or incentives to attract customers, as sales declined. We were able to be less promotional and reduce markdowns during 2009, particularly during the second half of the year, by aligning inventory with sales trends. All major merchandise categories at our full-line stores contributed to this improvement over 2008. The improvement in our merchandise margin was offset by an increase in our buying and occupancy costs. Buying and occupancy costs as a percentage of sales increased 51 basis points. This increase was primarily driven by incentives that were a result of strong company performance relative to our plans for 2009.
Our inventory turnover rate increased 4.0% over last year while our average inventory per square foot decreased 10.3%. Our merchandising efforts have enabled us to manage inventory levels consistent with sales trends and maintain fresh merchandise in our stores. Combined with the increased sell-through resulting from our improved multi-channel inventory capabilities, these efforts led to a significant increase in our inventory turnover rate.
GROSS PROFIT - 2008 VS 2007
Retail gross profit in 2008 decreased $444 from 2007 while our gross profit rate declined 280 basis points. The deterioration in 2008 was driven primarily by a decrease in our merchandise margin rate as we utilized markdowns to respond to slower sales and a more promotional environment. All major merchandise categories at our full-line stores contributed to this decrease. Our buying and occupancy costs as a percentage of sales increased 76 basis points as many of these costs were fixed relative to the sales decline.
Our inventory turnover rate improved slightly in 2008 while our average inventory per square foot decreased 7.0%. Our merchants’ efforts to align inventory levels to lower demand resulted in the improvement in our inventory turnover rate and our lower inventory per square foot. Our objective was to match the change in inventory per square foot, which declined 7.0% on average, with our same-store sales rate, which declined 9.0% for the year.
GROSS PROFIT OUTLOOK - 2010
In 2010, we expect a 20 to 60 basis point improvement in our total company gross profit rate, which includes both our Retail gross profit and our cost of loyalty points within our Credit segment. We expect greater improvement in the first half of the year when compared to 2009, when weaker sales trends in the first and second quarters increased markdown pressure. The improvement will be partially offset by additional occupancy expense for the three new full-line and seventeen new Rack stores in 2010.
Retailers do not uniformly record the costs of buying and occupancy and supply chain operations (freight, purchasing, receiving, distribution, etc.) between gross profit and selling, general and administrative expense. As such, our gross profit and selling, general and administrative expenses and rates may not be comparable to other retailers’ expenses and rates.

Retail Business Selling, General and Administrative Expenses

Fiscal year	2009	2008	2007

Selling, general and administrative expenses	$2,109	$2,103	$2,161
Selling, general and administrative rate[1]	25.5%	25.4%	24.5%

1Selling, general and administrative rate is calculated as selling, general and administrative expenses for our Retail Business as a percentage of net sales.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - 2009 VS 2008
Our Retail Business selling, general and administrative expenses (“Retail SG&A”) increased $6 due to increased performance-related incentives, partially offset by lower variable expenses and cost savings resulting from controlling our fixed costs. We increased our provision for performance-related expense as the year progressed to reflect the improved performance of our overall business relative to our plan. This reflects our ‘pay for performance’ approach to compensation. Our variable expenses decreased in conjunction with lower sales volume, and we worked diligently to maintain our discipline in managing fixed costs. During 2009, we opened three full-line stores and thirteen Rack stores, which contributed $41 of additional expenses. Although we opened more stores compared to 2008, the majority were Rack stores, which incur lower expenses than a full-line store. These drivers led our Retail SG&A expenses as a percentage of net sales to be approximately flat versus last year.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - 2008 VS 2007
Our SG&A expenses for our Retail Business decreased $58 due to lower variable expenses as well as cost savings resulting from our focus on controlling fixed expenses, partially offset by the additional expenses related to our new stores. During 2008, we opened eight full-line stores and six Rack stores, which contributed $72 of additional expenses. Our Retail SG&A expenses as a percentage of net sales increased 94 basis points. The increase as a percentage of net sales was due to the fixed nature of many of our selling, general and administrative expenses and the impact of declining sales.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES OUTLOOK - 2010
In 2010, our Retail SG&A dollars are expected to increase $125 to $175, while our Retail SG&A expenses as a percentage of net sales will decrease 10 to 20 basis points. The majority of this increase relates to our expectations for increased variable expenses consistent with the planned increase in sales, as well as approximately $50 to $60 of additional selling, general and administrative expenses from new stores to be opened during 2010.
Gain on Sale of Façonnable
During the third quarter of 2007, we completed the sale of the Façonnable business in exchange for cash of $216, net of transaction costs, and realized a gain on sale of $34. The impact to reported earnings per diluted share for 2007 was $0.09, net of tax of $13.
Nordstrom, Inc. and subsidiaries 19

Credit Segment
The Nordstrom credit card products are designed to strengthen customer relationships and grow retail sales by providing valuable services, loyalty benefits and payment products. We believe that owning our credit card business allows us to fully integrate our rewards program with our retail stores and provide better service to our customers, thus deepening our relationship with them and driving greater customer loyalty. Cardholders can participate in the Nordstrom Fashion Rewards® program, through which customers accumulate points based on their level of spending (generally two points per dollar spent at Nordstrom and one point per dollar spent outside of Nordstrom). Upon reaching two thousand points, customers receive twenty dollars in Nordstrom Notes®, which can be redeemed for goods or services in our stores. As customers increase their level of spending they receive additional benefits, including rewards such as complimentary shipping and alterations in our retail stores. Our cardholders tend to visit our stores more frequently and spend more with us than non-cardholders. We believe the Fashion Rewards program, including these additional rewards, helps drive sales in our Retail Stores and Direct segments.
The table below illustrates a detailed view of the operational results of our Credit segment, consistent with the segment disclosure provided in the notes to the consolidated financial statements. In order to view the economic contribution of our credit card program, the following items are also included in the table below:
•	Intercompany merchant fees represent the estimated intercompany income of our credit business from the usage of our cards in the Retail Stores and Direct segments. To encourage the use of Nordstrom cards in our stores, the Credit segment does not charge the Retail Stores and Direct segments an intercompany interchange merchant fee. On a consolidated basis, we avoid costs that would be incurred if our customers used third-party cards.
•	During 2007, we combined our Nordstrom private label credit card and Nordstrom VISA credit card programs into one securitization program. At that time the Nordstrom VISA credit card receivables were brought on-balance sheet. While the underlying economics of the business did not change (Nordstrom has always owned 100% of its Credit segment), the accounting for this business segment did change. For comparability between years, off-balance sheet income (expense), net (credit card revenues, net of bad debt and interest expense) is shown for 2007.
Interest expense is assigned to the Credit segment in proportion to the amount of estimated capital needed to fund our credit card receivables, which assumes a mix of 80% debt and 20% equity. The average accounts receivable investment metric included in the following table represents our best estimate of the amount of capital for our credit card program that is financed by equity. As a means of assigning a comparable cost of capital for our credit card business, we believe it is important to maintain a capital structure similar to other financial institutions. Based on our research, debt as a percentage of credit card receivables for other credit card companies ranges from 70% to 90%. We believe that debt equal to 80% of our credit card receivables is appropriate given our overall capital structure goals.

Fiscal year	2009	2008	2007

Finance charge revenue	$264	$215	$194
Interchange - third party	71	69	47
Late fees and other revenue	35	18	12

Total credit card revenues	370	302	253
Interest expense	(41)	(50)	(64)

Net credit card income	329	252	189

Cost of sales and related buying and occupancy costs - loyalty program	(55)	(50)	(47)
Selling, general and administrative expenses	(356)	(274)	(198)

Total expense	(411)	(324)	(245)

Earnings on investment in asset-backed securities, net	-	-	18

Credit segment loss before income taxes, as presented in segment disclosure	(82)	(72)	(38)

Inter-company merchant fees	50	48	48
Off-balance sheet income, net[1]	-	-	9

Credit segment (loss) contribution, before income taxes	($32)	($24)	$19

Average accounts receivable investment (assuming 80% of accounts receivable is funded with debt)	$420	$382	$332
Credit segment (loss) contribution, net of tax, as a percentage of average accounts receivable investment	(4.7% )	(3.9% )	3.5%

1In 2007, this includes off-balance sheet finance charges and other income of $22, off-balance sheet interest expense of $6, and off-balance sheet bad debt expense of $7.
Net Credit Card Income
Credit card revenues include finance charges, interchange fees, late fees and other fees. Interchange fees are earned from the use of Nordstrom VISA credit cards at merchants outside of Nordstrom.
Credit card revenues increased to $370 in 2009 compared with $302 in 2008 due to an increase in our annual percentage rate terms implemented in the fourth quarter of 2008, growth in our accounts receivable balance and increased finance charges and late fees associated with increased delinquencies during the economic downturn. The increase in credit card revenues from $253 in 2007 to $302 in 2008 was in part due to the Nordstrom VISA portfolio being on-balance sheet for a full year in fiscal 2008 compared to only three quarters in fiscal 2007. The increase was also due to portfolio growth and the change in our credit card pricing terms implemented in the fourth quarter of 2008, partially offset by a significant reduction in the average prime rate.

In 2010, credit card revenues are expected to increase $35 to $45, due to moderate growth in our accounts receivable.
In May 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “Credit CARD Act”) was passed. In January 2010, final rules implementing portions of the Credit CARD Act were issued, including new restrictions on credit card pricing, finance charges and fees, customer billing practices and payment application. These rules are requiring us to make changes to our credit card business practices and systems. We have completed and implemented the necessary changes and new procedures to enable compliance with those rules that had a mandatory effective date of February 22, 2010. However, the Credit CARD Act’s full impact on our business is unknown at this time. Additional proposed rules implementing other portions of the Credit CARD Act, effective in August 2010, were published in early March, and interpretations of the new and proposed rules continue to emerge. Depending on the nature and extent of the full impact from these rules, any interpretations or additional rules, the practices, revenues and profitability of our credit business could be adversely affected.
Interest expense decreased to $41 in 2009 from $50 in 2008 and $64 in 2007. These year-over-year decreases were due to declining variable interest rates, partially offset by higher average borrowings.
Credit Segment Cost of Sales and Related Buying and Occupancy Costs
Cost of sales and related buying and occupancy costs, which includes the estimated cost of Nordstrom Notes that will be issued and redeemed under our Fashion Rewards program, increased to $55 in 2009 compared with $50 in 2008. The increase was primarily due to increased use of Nordstrom credit cards, resulting in additional expense related to the Fashion Rewards program. Cost of sales and related buying and occupancy costs of $50 in 2008 increased slightly from $47 in 2007 due to growth in volume.
Credit Segment Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Credit segment are made up of operational and marketing expenses and bad debt. These expenses are summarized in the following table:

Fiscal year	2009	2008	2007

Operational and marketing expense	$105	$101	$91
Bad debt expense	251	173	107

Total credit selling, general and administrative expense	$356	$274	$198

Operational and marketing expenses are incurred to support and service our credit card products and the related rewards programs, and are included in selling, general and administrative expenses in the consolidated statement of earnings. Operational and marketing expense remained relatively constant at $105 in 2009 compared with $101 in 2008. This reflects expenses that are relatively fixed when compared to portfolio growth and our continued focus on controlling expenses. The increase to $101 in 2008 compared with $91 in 2007 was due to additional marketing expenses as a result of an increase in promotions related to our loyalty program in 2008.
Bad debt expense increased to $251 in 2009 from $173 in 2008 due to increased write-offs reflecting consumer credit trends.
The following table illustrates the allowance for doubtful accounts activity for the past three fiscal years:

Fiscal year	2009	2008	2007

Allowance at beginning of period	$138	$73	$17
Bad debt provision[1]	251	173	86
Net write-offs (on-balance sheet)	(199)	(108)	(30)

Allowance at end of period	$190	$138	$73
Allowance as a percentage of ending accounts receivable	8.8%	6.8%	4.1%
Delinquent balances over thirty days as a percentage of accounts receivable	5.3%	3.7%	2.5%
Bad debt provision as a percentage of average on-balance sheet accounts receivable	11.9%	9.1%	5.8%
Net write-offs as a percentage of average receivables[2]	9.5%	5.6%	3.5%

1 In 2007, the one-time transitional charge-offs on the Nordstrom VISA receivables of $21 are included in bad debt expense in selling, general and administrative expenses. These charge-offs represent actual write-offs on the Nordstrom VISA credit card portfolio during the eight-month transitional period and are not included in the allowance for doubtful accounts activity in the table above for 2007.
2 Calculated as net write-offs for the combined Nordstrom private label and Nordstrom VISA portfolio as a percentage of average receivables, including average off-balance sheet receivables in 2007 of $182.
Delinquency rates and write-offs ran at elevated levels throughout 2009. As of January 30, 2010, our delinquency rate was 5.3%, an increase from 3.7% in 2008 and 2.5% in 2007. Write-offs increased $91 to $199, or 9.5% of average receivables in 2009 compared with $108, or 5.6% of average receivables in 2008. Our write-offs have a strong long-term correlation with national unemployment rates, and this trend continued during 2009 as U.S. unemployment increased from 7.6% to 9.7%. In California, unemployment rates in 2009 trended above the national unemployment rate. California continues to experience particular weakness relative to our other geographic regions and accounts for approximately 50% of our total write-offs. We are currently planning our business assuming an average unemployment rate of approximately 10.5% in 2010. In light of this economic
Nordstrom, Inc. and subsidiaries 21

environment and based on our delinquency and write-off trends, we increased our allowance for doubtful accounts by $52 to $190 in 2009 compared with an increase of $65 to $138 in 2008.
We anticipate that 2010 selling, general and administrative expenses for our Credit segment will decrease by $10 to $25, primarily due to lower bad debt expense relative to 2009 as growth in the unemployment rate and growth in our associated write-offs slows down.
Total Company Results
Interest Expense, Net

Fiscal year	2009	2008	2007

Interest expense, net	$138	$131	$74

Interest expense, net increased $7 in 2009 compared with 2008 due to higher average debt levels resulting from the $400 debt offering in the second quarter of 2009, partially offset by the $250 senior notes which matured in January 2009 and the impact of declining variable interest rates.
Interest expense, net increased $57 in 2008 compared with 2007 due to higher average debt levels resulting from the $1,000 debt offering in the fourth quarter of 2007, as well as the $850 securitization transaction in May 2007.
We anticipate interest expense, net to decrease by $15 to $25 in 2010 due to lower debt levels, reductions in interest rates and lower borrowing facility fees.
Income Tax Expense

Fiscal year	2009	2008	2007

Income tax expense	$255	$247	$458
Effective tax rate	36.6%	38.1%	39.0%

The increase in our income tax expense in 2009 compared with 2008 was driven by the increase in our earnings before income taxes, while the decline in income tax expense in 2008 compared with 2007 correlated with the decline in earnings before income taxes.
The following table illustrates the components of our effective tax rate for 2009, 2008 and 2007:

Fiscal year	2009	2008	2007

Statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income taxes	3.5	3.4	3.4
Deferred tax adjustment	(1.8)	(3.2)	-
Permanent differences	(0.6)	2.0	-
Other, net	0.5	0.9	0.6

Effective tax rate	36.6%	38.1%	39.0%

In 2009 and 2008, our effective tax rate was impacted by adjustments related to our deferred tax assets primarily driven by the closure of several tax years under audit, as well as permanent items related to investment valuation. These adjustments reduced our effective tax rate by 2.4% and 1.2% in 2009 and 2008, respectively.
We anticipate our effective tax rate to be approximately 39.0% in 2010.
Net Earnings and Earnings per Diluted Share

Fiscal year	2009	2008	2007

Net earnings	$441	$401	$715
Net earnings as a percentage of total revenues	5.1%	4.7%	7.9%
Earnings per diluted share	$2.01	$1.83	$2.88

In 2009, net earnings increased 9.9% and earnings per diluted share increased $0.18 primarily as a result of improved gross profit and continued expense performance, partially offset by increased performance-related expenses related to our strong operating results relative to our plan and increased bad debt expense.
In 2008, net earnings decreased 43.9% and earnings per diluted share decreased 36.5% as a result of lower sales volume, increased markdowns and higher bad debt expense, partially offset by decreased variable costs and reductions in fixed expenses. The decline in earnings per share was also partially offset by the impact of share repurchases, which caused our weighted average shares outstanding to decrease in 2008 compared with 2007.
We expect our earnings per diluted share to be in the range of $2.35 to $2.55 in 2010.

Fourth Quarter Results

Quarter Ended	January 30, 2010	January 31, 2009

Net sales	$2,539	$2,301
Cost of sales and related buying and occupancy costs	(1,593)	(1,565)
Gross profit	946	736
Selling, general and administrative expenses	(737)	(665)
Net earnings	172	68
Earnings per diluted share	$0.77	$0.31

% of net sales:
Cost of sales and related buying and occupancy costs	62.7%	68.0%
Gross profit	37.3%	32.0%
Selling, general and administrative expenses	29.0%	28.9%

Our fourth quarter performance reflected continued improvement in our sales and gross margin trends that we experienced throughout the year, particularly in the second half. Earnings per diluted share were $0.77 for the quarter ended January 30, 2010 compared to $0.31 for the quarter ended January 31, 2009. Net earnings for the fourth quarter of 2009 were $172 compared with $68 in 2008.
NET SALES
Total sales for the quarter increased 10.3% to $2,539 while same-store sales improved 6.9%. Multi-channel same-store sales increased 7.1%, with full-line same-store sales increasing 3.9% and Direct sales increasing 32.1%. Our multi-channel results benefited this year from both the comparison to a difficult period last year, as well as our shared inventory platform which enables online orders to be fulfilled from our full-line stores.
Results in full-line stores improved, as same-store sales increased 3.9% for the quarter. Our top performing categories were women’s better apparel, women’s shoes, and accessories. Women’s better apparel benefited primarily from sweaters. Women’s shoes were led by high-end shoes and junior shoes, while jewelry drove the increase in accessories. The Midwest, South and Northwest regions were the top performing geographic regions for full-line stores relative to the fourth quarter of 2008.
Net sales for the Direct segment increased 32.1%, led by the performance of women’s shoes and apparel. Shoes was driven by junior shoes and high-end footwear, while coats and dresses performed well in women’s apparel.
Rack same-store sales increased 4.6% for the fourth quarter. Shoes, driven by juniors and active footwear, and women’s clothing, driven by denim and knit tops, were the leading categories for Rack.
GROSS PROFIT
Our gross profit rate increased 527 basis points to 37.3% from 32.0% last year. The improvement was mainly driven by merchandise margin as a percentage of net sales, partially offset by the impact of higher performance-related expenses included in buying and occupancy. Markdowns improved in the fourth quarter of 2009 when compared with the highly promotional fourth quarter experienced in 2008. We were effective in our management of inventory and ended the year with an inventory turn of 5.4, the highest in recent company history. We also ended the quarter with inventory per square foot down 4.1% from the fourth quarter of 2008.
SELLING, GENERAL & ADMINISTRATIVE EXPENSES
Selling, general and administrative dollars for our Retail Business increased $56 compared to last year’s fourth quarter. The increase was largely driven by increased performance-related expenses due to our strong performance relative to our plan and higher variable expenses as a result of the improvement in sales. Our new store expenses in the fourth quarter of 2009 were $13, which partially offset fixed expense savings during the quarter. These drivers contributed to the 11 basis point increase in Retail Business selling, general and administrative expenses.
In the fourth quarter, selling, general and administrative expenses for our credit segment were $106, up from $90 in 2008. A majority of the increase was driven by higher bad debt expense from increased write-offs associated with higher unemployment.
For further information on our quarterly results in 2009 and 2008, refer to Note 15 in the Notes to Consolidated Financial Statements in Item 8.
Nordstrom, Inc. and subsidiaries 23

Return on Invested Capital (ROIC) (Non-GAAP financial measure)
We define Return on Invested Capital (ROIC) as follows:

ROIC	=	Net Operating Profit After Taxes (NOPAT)
Average Invested Capital
We believe that ROIC is a useful financial measure for investors in evaluating our operating performance for the periods presented. When read in conjunction with our net earnings and total assets and compared to return on assets, it provides investors with a useful tool to evaluate our ongoing operations and our management of assets from period to period. ROIC is one of our key financial metrics, and we also incorporate it into our executive incentive measures. Our research has shown that, historically, overall performance as measured by ROIC correlates directly to shareholders’ return over the long term. For the 12 fiscal months ended January 30, 2010, our ROIC increased to 12.1% compared to 11.6% for the 12 fiscal months ended January 31, 2009. ROIC is not a measure of financial performance under GAAP, should not be considered a substitute for return on assets, net earnings or total assets as determined in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. The closest GAAP measure is return on assets, which increased slightly to 7.1% from 7.0% for the 12 fiscal months ended January 30, 2010 compared to the 12 fiscal months ended January 31, 2009. The following is a reconciliation of return on assets to ROIC:

	12 fiscal months ended
	January 30, 2010	January 31, 2009

Net earnings	$441	$401
Add: income tax expense	255	247
Add: interest expense, net	138	131

Earnings before interest and income taxes	834	779

Add: rent expense	43	37
Less: estimated depreciation on capitalized operating leases[1]	(23)	(19)

Net operating profit	854	797

Estimated income tax expense[2]	(313)	(303)

Net operating profit after tax (NOPAT)	$541	$494

Average total assets[3]	$6,197	$5,768
Less: average non-interest-bearing current liabilities[4]	(1,562)	(1,447)
Less: average deferred property incentives[3]	(462)	(400)
Add: average estimated asset base of capitalized operating leases[5]	311	322

Average invested capital	$4,484	$4,243

Return on assets	7.1%	7.0%
ROIC	12.1%	11.6%

1Depreciation based upon estimated asset base of capitalized operating leases as described in footnote 5 below.
2Based upon our effective tax rate multiplied by the net operating profit for the fiscal years ended January 30, 2010 and January 31, 2009.
3Based upon the trailing 12-month average.
4Based upon the trailing 12-month average for accounts payable, accrued salaries, wages and related benefits, and other current liabilities.
5Based upon the trailing 12-month average of the monthly asset base, which is calculated as the trailing 12 months rent expense multiplied by 8.
Our ROIC increased primarily due to an increase in our earnings before interest and income taxes compared to the prior year, offset by an increase in our average invested capital attributable primarily to growth in cash and cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES
We maintain a level of liquidity sufficient to allow us to cover our seasonal cash needs and to maintain appropriate levels of short-term borrowings. We believe that our operating cash flows and available credit facilities are sufficient to finance our cash requirements for the next 12 months and beyond.
Over the long term, we manage our cash and capital structure to maximize shareholder return, strengthen our financial position and maintain flexibility for future strategic initiatives. We continuously assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and future investments or acquisitions. We believe our existing cash on-hand, operating cash flows, available credit facilities and potential future borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives.
For the fiscal year ended January 30, 2010, cash and cash equivalents increased by $723 to $795, primarily due to cash provided by operations of $1,251, partially offset by $360 of capital expenditures; and $182 of purchases, net of payments, made by our customers for third-party merchandise and services using Nordstrom VISA credit cards. Additionally, we received proceeds from long-term borrowings of $399, repaid commercial paper and long-term borrowings totaling $300, and paid cash dividends of $139.
Operating Activities
Net cash provided by operating activities was $1,251 in 2009 and $848 in 2008. The majority of our operating cash inflows are related to sales to our customers, including the collection of accounts receivable. We also receive cash payments for property incentives from developers. Our operating cash outflows generally consist of payments to our inventory vendors (net of vendor allowances), payments to our employees for wages, salaries and other employee benefits, and payments to our landlords for rent. Operating cash outflows also include payments for income taxes and interest payments on our short and long-term borrowings.
The increase in cash provided by operating activities in 2009 compared with 2008 was due to working capital initiatives and improved earnings. The positive impact from the change in accrued salaries, wages and related benefits primarily reflects the increase in performance-related expenses as our overall results improved relative to our plans in 2009 that will be paid in the first quarter of fiscal year 2010.
In 2010, although we expect net earnings to increase, we expect our operating cash flows to decline. This is a result of increases in working capital to support sales growth and payment of performance-related expenses that were included in accrued salaries, wages and related benefits at the end of 2009.
Investing Activities
Net cash used in investing activities was $541 in 2009 and $792 in 2008. Our investing cash flows primarily consist of capital expenditures and, beginning in the second quarter of 2007 (when we brought our Nordstrom VISA credit card receivables on-balance sheet), customer purchases (net of payments) for goods and services outside of Nordstrom using the Nordstrom VISA credit cards.
CAPITAL EXPENDITURES
Our capital expenditures over the last three years totaled $1,424, with $360 in 2009, $563 in 2008 and $501 in 2007. Compared with 2008, capital expenditures declined as we opened fewer full-line stores in 2009. While we opened more Rack stores in 2009 compared with 2008, the investment to open a Rack store is significantly less than a full-line store. Additionally, we reduced the number of full-line store remodels in 2009 compared with 2008.
Our capital expenditures included investments in new store openings and relocations, major and minor remodels, and information technology improvements. We also received property incentives from our developers of $96 in 2009, $119 in 2008 and $58 in 2007. These incentives are included in our cash provided by operations in our consolidated statements of cash flows, however operationally we view these as an offset to our capital expenditures. Our capital expenditure percentage, net of property incentives, for the last three years by category are summarized in the following table:

Fiscal year	2009	2008	2007

Category and expenditure percentage:
New store openings and relocations	59%	55%	51%
Remodels (major and minor)	15%	30%	27%
Information technology	13%	8%	8%
Other	13%	7%	14%

Total	100%	100%	100%

Nordstrom, Inc. and subsidiaries 25

The following table summarizes our store count and square footage activity during 2009:

	Store Count			Square Footage
		Full–line	Rack and		Full–line	Rack and
	Total	Stores	Other Stores	Total	Stores	Other Stores

Balance at January 31, 2009	169	109	60	21.9	19.6	2.3
New store openings	16	3	13	0.9	0.4	0.5
Store closings	(1)	-	(1)	-	-	-

Balance at January 30, 2010	184	112	72	22.8	20.0	2.8

In 2009 we opened three full-line stores and opened thirteen Rack stores. Together these openings increased our gross square footage by 4.1%.
To date in 2010, we have opened three Rack stores. During the remainder of 2010, we anticipate opening three full-line stores, relocating one full-line store and opening fourteen additional Rack stores.
We expect that our capital expenditures (net of property incentives) will be approximately $2,100 over the next five years, with approximately $325 to $375 in 2010. Over these five years, we plan to use 37% of this investment to build new and relocated stores, 41% on remodels (major and minor), 11% on information technology and 11% for other projects. Our current five-year plans include 28 new stores announced through 2012, and two announced with dates to be determined, which represents a 9% increase in square footage. Almost one third of these stores will be in the South. We believe that we have the capacity for additional capital investments should opportunities arise.
CHANGE IN CREDIT CARD RECEIVABLES ORIGINATED AT THIRD PARTIES
The Nordstrom VISA credit cards allow our customers to make purchases at merchants outside of Nordstrom and accumulate points for our Nordstrom Fashion Rewards®. In 2009, we experienced a decrease in third party purchases made by our customers using their Nordstrom VISA credit cards. This decrease was driven by reductions in general consumer spending in response to economic conditions during 2009. This caused a decrease in cash used for accounts receivable originating at third parties, which was $182 in 2009 compared with $232 in 2008.
Financing Activities
Our net cash provided by financing activities was $13 in 2009 compared with $342 used in financing activities in 2008. Our financing activities include our short-term and long-term borrowing activity, dividends paid, and repurchases of common stock.
SHORT-TERM AND LONG-TERM BORROWING ACTIVITY
During 2009, we issued $400 of senior unsecured notes at 6.75% due June 2014. After deducting the original issue discount, underwriting fees and other expenses of $4, net proceeds from the offering were $396. These net borrowings were partially offset by the repayment of $275 in commercial paper borrowings and regularly scheduled principal payments of $25 on other long term borrowings.
During the year, we entered into interest rate swap agreements (collectively, the “swap”) to manage the interest rate risk associated with our fixed-rate borrowings. Our swap transaction has a $650 notional amount and matures in 2018. Under the swap, we receive a fixed rate of 6.25% and pay a variable rate based on one month LIBOR plus a margin of 2.9% (3.1% at January 30, 2010).
DIVIDENDS

Fiscal year	2009	2008	2007

Cash dividends paid per share	$0.64	$0.64	$0.54

In 2009, we paid dividends of $0.64 per share, which was consistent with our dividend payments for 2008. This followed twelve consecutive years of annual dividend increases. In determining the amount of dividends to pay, we analyze our dividend payout ratio and dividend yield, and balance the dividend payment with our operating performance and capital resources. For the dividend yield, which is calculated as our dividends per share divided by our stock price, we plan to target a 1.0% to 1.5% long-term yield. We will balance any potential future dividend changes with our operating performance and available capital resources.
In February 2010, we declared a first quarter dividend of $0.16 per share, which is consistent with 2009.
SHARE REPURCHASES
Our reported results for 2008 include $264 in share repurchases. During 2008, we repurchased 6.9 shares of our common stock for an aggregate purchase price of $238, at an average price per share of $34.29. In addition, our results for the period include the settlement of $26 in repurchases initiated in the fourth quarter of 2007. In August 2007 our Board of Directors authorized a $1,500 share repurchase program and in November 2007 authorized an additional $1,000 for share repurchases, bringing the total program to $2,500. We suspended our share repurchase program in September 2008, with $1,126 of remaining capacity. During 2009 we did not repurchase shares. The share repurchase program expired in August 2009. The actual amount and timing of any future share repurchases will be subject to market conditions, approval by our Board of Directors, and applicable Securities and Exchange Commission rules.

Free Cash Flow (Non-GAAP financial measure)
We define Free Cash Flow as:
Free Cash Flow = Net Cash Provided By Operating Activities – Capital Expenditures – Change in Credit Card Receivables Originated at Third Parties – Cash Dividends Paid + Increase in Cash Book Overdrafts
Free cash flow is one of our key liquidity measures, and we believe that our cash levels are more appropriately analyzed using this measure. Free cash flow is not a measure of liquidity under GAAP and should not be considered a substitute for operating cash flows as determined in accordance with GAAP. In addition, free cash flow does have limitations:
•	Free cash flow does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs; and

•	Other companies in our industry may calculate free cash flow differently than we do, limiting its usefulness as a comparative measure.
To compensate for these limitations, we analyze free cash flow in conjunction with other GAAP financial and performance measures impacting liquidity, including operating cash flows. The closest GAAP measure is net cash provided by operating activities, which was $1,251 and $848 for the 12 months ended January 30, 2010 and January 31, 2009. The following is a reconciliation of our net cash provided by operating activities and free cash flow:

	Fiscal year
	2009	2008

Net cash provided by operating activities	$1,251	$848
Less: Capital expenditures	(360)	(563)
Change in credit card receivables originated at third parties	(182)	(232)
Cash dividends paid	(139)	(138)
Add: Increase in cash book overdrafts	9	20

Free Cash Flow	$579	$(65)

Net cash used in investing activities	$(541)	$(792)
Net cash provided by (used in) financing activities	$13	$(342)

Credit Capacity and Commitments
As of January 30, 2010, we had total short-term borrowing capacity available for general corporate purposes of $950. Of the total capacity, we had $650 under our commercial paper program, which is backed by our unsecured revolving credit facility and $300 under our Variable Funding Note facility (“2007-A VFN”).
During 2009, we entered into a new unsecured revolving credit facility (the “revolver”) with a capacity of $650. This revolver replaced our previously existing $650 unsecured line of credit, which was scheduled to expire in November 2010. The revolver, which expires in August 2012, is available for working capital, capital expenditures and general corporate purposes. Under the terms of the agreement, we pay a variable rate of interest and a facility fee based on our debt rating. Under the revolver we have the option to increase the revolving commitment by up to $100, to a total of $750, provided that we obtain written consent from the lenders who choose to increase their commitment.
Our $650 commercial paper program allows us to use the proceeds to fund share repurchases as well as operating cash requirements. Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. The issuance of commercial paper has the effect, while it is outstanding, of reducing borrowing capacity under our revolver by an amount equal to the principal amount of commercial paper. As of January 30, 2010 we had no outstanding issuances under our $650 commercial paper program and no outstanding borrowings under our revolver.
During 2009, we renewed our 2007-A VFN. The 2007-A VFN has a capacity of $300 and matures in January 2011. The 2007-A VFN is backed by substantially all of the Nordstrom private label card receivables and a 90% interest in the co-branded Nordstrom VISA credit card receivables. Borrowings under the 2007-A VFN incur interest based upon the cost of commercial paper issued by a third-party bank conduit plus specified fees. We pay a commitment fee for the notes based on the size of the commitment. Under the renewed 2007-A VFN, we have the option to reduce the total capacity or, provided that written consent is obtained from each of the parties to the Note Purchase Agreement, the facility contains the option to increase the total capacity. As of January 30, 2010, we had no outstanding issuances against this facility.
Our wholly owned federal savings bank, Nordstrom fsb, also maintains a variable funding facility with a short-term credit capacity of $100. This facility is backed by the remaining 10% interest in the Nordstrom VISA credit card receivables and is available, if needed, to provide liquidity support to Nordstrom fsb. At the end of 2009 and 2008, Nordstrom fsb had no outstanding borrowings under this facility. Borrowings under the facility incur interest based upon the cost of commercial paper issued by the third-party bank conduit plus specified fees.
We maintain import and standby letters of credit to facilitate international payments. As of January 30, 2010, we have $10 available under an import letter of credit, with $5 outstanding. We additionally hold a $15 standby letter of credit, with $12 outstanding under this facility at the end of the year.

Nordstrom, Inc. and subsidiaries 27

We currently have an automatic shelf registration statement on file with the Securities and Exchange Commission. Under the terms of the registration statement, and subject to the filing of certain post-effective amendments, we are authorized to issue an unlimited principal amount of debt securities.
Our next debt maturity is a $350 securitized note due in April 2010. Beginning in the first quarter of 2010, we will make monthly cash deposits into a restricted account until the note is due in accordance with the debt agreement. We will continue to monitor the credit markets and our potential financing needs in order to ensure we have adequate cash on hand to pay this debt when it becomes due. We expect to retire the $350 securitized note with available cash when it matures.
Debt Covenants
Our $650 unsecured line of credit requires that we maintain a leverage ratio of not greater than four times Adjusted Debt to EBITDAR, and a fixed charge coverage ratio of at least two times.
The fixed charge coverage ratio is defined as:
EBITDAR less gross capital expenditures
Interest expense, net + rent expense
As of January 30, 2010 and January 31, 2009 we were in compliance with these covenants. We will continue to monitor these covenants to ensure that we make any necessary adjustments to our plans and believe that we will remain in compliance with these covenants during 2010. See additional disclosure of Adjusted Debt to EBITDAR on the following page.
The following table shows our credit ratings at the date of this report:

Standard
Credit Ratings	Moody’s	and Poor’s

Senior unsecured debt	Baa2	BBB+
Commercial paper	P-2	A-2
Senior unsecured outlook	Stable	Positive

These ratings could change depending on our performance and other factors. Our $100 variable funding facility can be cancelled or not renewed if our debt ratings fall below Standard and Poor’s BB+ rating or Moody’s Ba1 rating. Our other outstanding debt is not subject to termination or interest rate adjustments based on changes in our credit ratings. We are currently three ratings above the minimum for our Standard and Poor’s covenant requirements, and two ratings above the minimum for our Moody’s covenant requirements.

Adjusted Debt to EBITDAR (Non-GAAP financial measure)
We define Adjusted Debt to Earnings before Interest, Income Taxes, Depreciation, Amortization and Rent (“EBITDAR”) as follows:

Adjusted Debt to EBITDAR =	Adjusted Debt
EBITDAR
Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our current goal is to manage debt levels to maintain an investment grade credit rating as well as operate with an efficient capital structure for our size, growth plans and industry. Investment grade credit ratings are important to maintaining access to a variety of short-term and long-term sources of funding, and we rely on these funding sources to continue to grow our business. We believe a higher ratio, among other factors, could result in rating agency downgrades. In contrast, we believe a lower ratio would result in a higher cost of capital and could negatively impact shareholder returns. As of both January 30, 2010 and January 31, 2009, our Adjusted Debt to EBITDAR was 2.5.
Adjusted Debt to EBITDAR is not a measure of financial performance under GAAP and should not be considered a substitute for debt to net earnings, net earnings or debt as determined in accordance with GAAP. In addition, Adjusted Debt to EBITDAR does have limitations:
•	Adjusted Debt is not exact, but rather our best estimate of the total company debt we would hold if we had purchased the property and issued debt associated with our operating leases;

•	EBITDAR does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments, including leases, or the cash requirements necessary to service interest or principal payments on our debt; and

•	Other companies in our industry may calculate Adjusted Debt to EBITDAR differently than we do, limiting its usefulness as a comparative measure.
To compensate for these limitations, we analyze Adjusted Debt to EBITDAR in conjunction with other GAAP financial and performance measures impacting liquidity, including operating cash flows, capital spending and net earnings. The closest GAAP measure is debt to net earnings, which was 5.9 and 6.3 for 2009 and 2008, respectively. The following is a reconciliation of debt to net earnings and Adjusted Debt to EBITDAR:

	2009	[1]	2008	[1]

Debt[2]	$2,613		$2,513
Add: rent expense x 8[3]	341		298

Adjusted Debt	$2,954		$2,811

Net earnings	441		401
Add: income tax expense	255		247
Add: interest expense, net	138		131

Earnings before interest and income taxes	834		779

Add: depreciation and amortization of buildings and equipment	313		302
Add: rent expense	43		37

EBITDAR	$1,190		$1,118

Debt to Net Earnings	5.9		6.3
Adjusted Debt to EBITDAR	2.5		2.5

1The components of adjusted debt are as of the end of 2009 and 2008, while the components of EBITDAR are for the 12 months ended January 30, 2010 and January 31, 2009.
2Debt included $275 of commercial paper borrowings outstanding as of January 31, 2009. There were no outstanding commercial paper borrowings as of January 30, 2010.
3The multiple of eight times rent expense used to calculate adjusted debt is our best estimate of the debt we would record for our leases that are classified as operating if they had met the criteria for a capital lease, or if we had purchased the property.

Nordstrom, Inc. and subsidiaries 29

Contractual Obligations
The following table summarizes our contractual obligations and the expected effect on our liquidity and cash flows as of January 30, 2010. We expect to fund these commitments primarily with operating cash flows generated in the normal course of business and credit available to us under existing and potential future facilities.

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt	$4,141	$478	$746	$625	$2,292
Capital lease obligations	17	2	4	4	7
Other long-term liabilities	195	3	38	25	129
Operating leases	854	98	190	160	406
Purchase obligations	1,221	1,139	80	2	-

Total	$6,428	$1,720	$1,058	$816	$2,834

Included in the required debt repayments disclosed above are estimated total interest payments of $1,539 as of January 30, 2010, payable over the remaining life of the debts.
Other long-term liabilities consist of workers’ compensation and general liability insurance reserves and postretirement benefits. The repayment amounts presented above were estimated based on historical payment trends. Other long-term liabilities not requiring cash payments, such as deferred property incentives and deferred revenue, were excluded from the table above. Also excluded from the table above are unrecognized tax benefits of $48, as we are unable to reasonably estimate the timing of future cash payments for these liabilities.
Purchase obligations primarily consist of purchase orders for unreceived goods or services and capital expenditure commitments.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The following discussion highlights the estimates we believe are critical and should be read in conjunction with the Notes to the Consolidated Financial Statements. Our management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosures that follow.
Allowance for Doubtful Accounts
Our allowance for doubtful accounts represents our best estimate of the losses inherent in our Nordstrom private label card and Nordstrom VISA credit card receivables as of the balance sheet date. We evaluate the collectability of our accounts receivable based on several factors, including historical trends of aging of accounts, write-off experience and expectations of future performance, including trends in unemployment rates. We recognize finance charges on delinquent accounts until the account is written off. We write off credit card loans when accounts are, at a minimum, 151 days contractually delinquent. Accounts relating to cardholder bankruptcies, cardholder deaths and fraudulent transactions are written off earlier.
Management believes the allowance for doubtful accounts is adequate to cover anticipated losses in our credit card accounts receivable under current conditions; however, significant deterioration in any of the factors mentioned above or in general economic conditions could materially change these expectations. Recent increases in unemployment and associated delinquency and write-off trends have prompted us to record significant increases to our allowance for doubtful accounts, which increased from $138 at January 31, 2009 to $190 at January 30, 2010. A 10% change in our allowance for doubtful accounts would have affected net earnings by $12 for the fiscal year ended January 30, 2010.
Revenue Recognition
We record sales net of estimated returns and we exclude sales taxes. We recognize revenue from sales at our retail stores at the point of sale. Revenue from our online and catalog sales includes shipping revenue and is recognized upon estimated receipt by the customer. We estimate customer merchandise returns based on historical return patterns and reduce sales and cost of sales accordingly.
Although we believe we have sufficient current and historical knowledge to record reasonable estimates of sales returns, there is a possibility that actual returns could differ from recorded amounts. In the past three years, we have made no material changes to our estimates included in the calculations of our sales return reserve. A 10% change in the sales return reserve would have had a $5 impact on our net earnings for the year ended January 30, 2010.

Inventory
Our merchandise inventories are stated at the lower of cost or market value using the retail inventory method. Under the retail method, the valuation of inventories and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of ending inventory. To determine if the retail value of our inventory should be marked down, we consider current and anticipated demand, customer preferences, age of the merchandise and fashion trends. Inherent in the retail inventory method are certain management judgments that may affect the ending inventory valuation as well as gross margin. Among others, the significant estimates used in inventory valuation are obsolescence and shrinkage.
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
We do not believe that the assumptions used in these estimates will change significantly based on prior experience. In the past three years, we have made no material changes to our estimates included in the calculations of the obsolescence and shrinkage reserves. A 10% change in the obsolescence reserve or our shrink percentage would not have a material effect on our net earnings.
Income Taxes
We calculate income taxes using the asset and liability approach. We recognize deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and respective tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which we expect those temporary differences to reverse.
We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, we determine that some portion of the tax benefit will not be realized. In the past three years we have not recorded any valuation allowance related to our deferred tax assets.
In addition, we regularly evaluate the likelihood of realizing the benefit for income tax positions we have taken in various federal, state and foreign filings by considering all relevant facts, circumstances and information available to us. If we believe it is more likely than not that our position will be sustained, we recognize a benefit at the largest amount which we believe is cumulatively greater than 50% likely to be realized. Our unrecognized tax benefit was $43 as of January 30, 2010 and $28 as of January 31, 2009.
Deferred tax asset valuation allowances and unrecognized tax benefits require significant management judgment regarding applicable statutes and their related interpretation, the status of various income tax audits, and our particular facts and circumstances. Also, as audits are completed or statutes of limitations lapse, it may be necessary to record adjustments to our taxes payable, deferred tax assets, tax reserves or income tax expense. Such adjustments reduced our effective income tax rate by 1.8 percentage points in 2009 and 3.2 percentage points in 2008.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 to our consolidated financial statements for a discussion of recent accounting pronouncements. We do not expect any of these pronouncements to have a material effect on our results of operations, liquidity or capital resources as they primarily address financial statement disclosures.

Nordstrom, Inc. and subsidiaries 31

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
(Dollars in millions)
INTEREST RATE RISK
Our primary exposure to market risk is through changes in interest rates. As of January 30, 2010, we have gross trade receivables of $2,162, which generate finance charge income at a combination of fixed and variable rates, and long-term debt of $2,613, including $1,150 that bears interest at LIBOR-based rates. Changing interest rates can therefore affect our credit card revenues and interest expense. The annualized effect of a one-percentage-point change in interest rates would not materially affect our net earnings, cash flows, or the fair value of our fixed-rate debt.
We manage our net interest rate exposure through our mix of fixed and variable rate borrowings and associated current and long-term assets. From time to time, we may also enter into interest rate swap transactions for purposes of hedging the exposure of changes in fair value of our long-term debt from interest rate risk. We do not use financial instruments for trading or other speculative purposes and are not party to any leveraged financial instruments.
The table below presents information about our long-term debt obligations and interest rate swaps that are sensitive to changes in interest rates as of January 30, 2010. For debt obligations, including our capital leases, the table presents principal amounts, at book value, by maturity date, and related weighted average interest rates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are the predetermined dollar principal on which the exchanged interest payments are based.

							Total at	Fair value at
							January 30,	January 30,
Dollars in millions	2010	2011	2012	2013	2014	Thereafter	2010	2010

Long-term debt
Fixed	$356	$6	$6	$7	$406	$1,333	$2,114	$2,324
Avg. int. rate	5.0%	8.8%	8.5%	8.4%	6.8%	6.7%	6.5%
Variable	-	-	$500	-	-	-	$500	$486
Avg. int. rate[1]	-	-	0.3%	-	-	-	0.3%

Interest rate swaps
Fixed to variable	-	-	-	-	-	$650	$650	$(1)
Avg. pay rate[1]	-	-	-	-	-	3.1%	3.1%
Avg. receive rate	-	-	-	-	-	6.3%	6.3%

1Interest rates as of January 30, 2010.
FOREIGN CURRENCY EXCHANGE RISK
The majority of our revenues, expenses and capital expenditures are transacted in U.S. dollars. However, we periodically enter into foreign currency purchase orders denominated in Euros for apparel, accessories and shoes. We use forward contracts to hedge against fluctuations in foreign currency prices. The fair value of our outstanding forward contracts at January 30, 2010 is not material.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 30, 2010.
Deloitte & Touche LLP, an independent registered public accounting firm, is retained to audit Nordstrom’s consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting. Its accompanying reports are based on audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).
/s/ Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer
/s/ Blake W. Nordstrom
Blake W. Nordstrom
President

Nordstrom, Inc. and subsidiaries 33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Nordstrom, Inc.
Seattle, Washington
We have audited the internal control over financial reporting of Nordstrom, Inc. and subsidiaries (the “Company”) as of January 30, 2010, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 30, 2010 of the Company and our report dated March 19, 2010, expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Seattle, Washington
March 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Nordstrom, Inc.
Seattle, Washington
We have audited the accompanying consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the “Company”) as of January 30, 2010 and January 31, 2009, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended January 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nordstrom, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 19, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Seattle, Washington
March 19, 2010

Nordstrom, Inc. and subsidiaries 35

Nordstrom, Inc.
Consolidated Statements of Earnings
In millions except per share amounts

Fiscal year	2009	2008	2007

Net sales	$8,258	$8,272	$8,828
Credit card revenues	369	301	252

Total revenues	8,627	8,573	9,080
Cost of sales and related buying and occupancy costs	(5,328)	(5,417)	(5,526)
Selling, general and administrative expenses:
Retail stores, direct and other segments	(2,109)	(2,103)	(2,161)
Credit segment	(356)	(274)	(198)
Gain on sale of Façonnable	-	-	34
Earnings on investment in asset-backed securities, net	-	-	18

Earnings before interest and income taxes	834	779	1,247
Interest expense, net	(138)	(131)	(74)

Earnings before income taxes	696	648	1,173
Income tax expense	(255)	(247)	(458)

Net earnings	$441	$401	$715

Earnings per basic share	$2.03	$1.85	$2.92
Earnings per diluted share	$2.01	$1.83	$2.88

Basic shares	216.8	216.6	244.8
Diluted shares	219.7	219.2	248.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Consolidated Balance Sheets
In millions

	January 30, 2010	January 31, 2009

Assets
Current assets:
Cash and cash equivalents	$795	$72
Accounts receivable, net	2,035	1,942
Merchandise inventories	898	900
Current deferred tax assets, net	238	210
Prepaid expenses and other	88	93

Total current assets	4,054	3,217
Land, buildings and equipment, net	2,242	2,221
Goodwill	53	53
Other assets	230	170

Total assets	$6,579	$5,661

Liabilities and Shareholders’ Equity
Current liabilities:
Commercial paper	-	$275
Accounts payable	$726	563
Accrued salaries, wages and related benefits	336	214
Other current liabilities	596	525
Current portion of long-term debt	356	24

Total current liabilities	2,014	1,601
Long-term debt, net	2,257	2,214
Deferred property incentives, net	469	435
Other liabilities	267	201
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 217.7 and 215.4 shares issued and outstanding	1,066	997
Retained earnings	525	223
Accumulated other comprehensive loss	(19)	(10)

Total shareholders’ equity	1,572	1,210

Total liabilities and shareholders’ equity	$6,579	$5,661

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc. and subsidiaries 37

Nordstrom, Inc.
Consolidated Statements of Shareholders’ Equity
In millions except per share amounts

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Earnings (Loss)	Total

Balance at February 3, 2007	257.3	$827	$1,351	$(9)	$2,169

Cumulative effect of accounting change	-	-	(3)	-	(3)

Adjusted Beginning Balance at February 3, 2007	257.3	827	1,348	(9)	2,166
Net earnings	-	-	715	-	715
Other comprehensive (loss) earnings:
Foreign currency translation adjustment	-	-	-	(15)	(15)
Postretirement plan adjustments, net of tax of ($5)	-	-	-	7	7
Fair value adjustment to investment in asset-backed securities, net of tax of $3	-	-	-	(5)	(5)

Comprehensive net earnings					702
Cash dividends paid ($0.54 per share)	-	-	(134)	-	(134)
Issuance of common stock for:
Stock option plans	2.2	61	-	-	61
Employee stock purchase plan	0.4	17	-	-	17
Other	0.1	5	-	-	5
Stock-based compensation	-	26	-	-	26
Repurchase of common stock	(39.1)	-	(1,728)	-	(1,728)

Balance at February 2, 2008	220.9	$936	$201	$(22)	$1,115
Net earnings	-	-	401	-	401
Other comprehensive earnings:
Postretirement plan adjustments, net of tax of ($8)	-	-	-	12	12

Comprehensive net earnings					413
Cash dividends paid ($0.64 per share)	-	-	(138)	-	(138)
Effect of postretirement plan measurement date change	-	-	(3)	-	(3)
Issuance of common stock for:
Stock option plans	0.8	17	-	-	17
Employee stock purchase plan	0.6	17	-	-	17
Other	-	1	-	-	1
Stock-based compensation	-	26	-	-	26
Repurchase of common stock	(6.9)	-	(238)	-	(238)

Balance at January 31, 2009	215.4	$997	$223	$(10)	$1,210
Net earnings	-	-	441	-	441
Other comprehensive loss:
Postretirement plan adjustments, net of tax of $6	-	-	-	(9)	(9)

Comprehensive net earnings					432
Cash dividends paid ($0.64 per share)	-	-	(139)	-	(139)
Issuance of common stock for:
Stock option plans	1.5	27	-	-	27
Employee stock purchase plan	0.7	13	-	-	13
Other	0.1	1	-	-	1
Stock-based compensation	-	28	-	-	28

Balance at January 30, 2010	217.7	$1,066	$525	$(19)	$1,572

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Consolidated Statements of Cash Flows
In millions

Fiscal year	2009	2008	2007

Operating Activities
Net earnings	$441	$401	$715
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of buildings and equipment, net	313	302	269
Amortization of deferred property incentives and other, net	(42)	(21)	(36)
Stock-based compensation expense	32	28	26
Deferred income taxes, net	(58)	(36)	(42)
Tax benefit from stock-based payments	6	3	28
Excess tax benefit from stock-based payments	(7)	(4)	(26)
Provision for bad debt expense	251	173	107
Gain on sale of Façonnable	-	-	(34)
Change in operating assets and liabilities:
Accounts receivable	(159)	(93)	(1,083)
Investment in asset-backed securities	-	-	420
Merchandise inventories	(1)	53	-
Prepaid expenses and other assets	(38)	38	(36)
Accounts payable	168	16	(19)
Accrued salaries, wages and related benefits	120	(54)	(64)
Other current liabilities	8	28	36
Income taxes	73	(76)	(6)
Deferred property incentives	96	119	58
Other liabilities	48	(29)	(1)

Net cash provided by operating activities	1,251	848	312

Investing Activities
Capital expenditures	(360)	(563)	(501)
Change in credit card receivables originated at third parties	(182)	(232)	(151)
Proceeds from sale of Façonnable	-	-	216
Other, net	1	3	15

Net cash used in investing activities	(541)	(792)	(421)

Financing Activities
(Repayments) proceeds from commercial paper borrowings, net	(275)	275	-
Proceeds from long-term borrowings, net of discounts	399	150	2,510
Principal payments on long-term borrowings	(25)	(410)	(680)
Increase in cash book overdrafts	9	20	5
Cash dividends paid	(139)	(138)	(134)
Repurchase of common stock	-	(264)	(1,702)
Proceeds from exercise of stock options	21	13	34
Proceeds from employee stock purchase plan	13	17	17
Excess tax benefit from stock-based payments	7	4	26
Other, net	3	(9)	(12)

Net cash provided by (used in) financing activities	13	(342)	64

Net increase (decrease) in cash and cash equivalents	723	(286)	(45)
Cash and cash equivalents at beginning of year	72	358	403

Cash and cash equivalents at end of year	$795	$72	$358

Supplemental Cash Flow Information
Cash paid during the year for:
Interest (net of capitalized interest)	$134	$145	$75
Income taxes	$240	$340	$478
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc. and subsidiaries 39

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts
NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Founded in 1901 as a shoe store in Seattle, today Nordstrom is a fashion specialty retailer that offers customers a well-edited selection of high-quality fashion brands focused on apparel, shoes, cosmetics and accessories for men, women and children. This breadth of merchandise allows us to serve a wide range of customers who appreciate quality fashion and a superior shopping experience. We offer a wide selection of brand name and private label merchandise through multiple retail channels: our ‘Nordstrom’ branded 112 full-line stores and online store at www.nordstrom.com (collectively, “multi-channel”), 69 off-price ‘Nordstrom Rack’ stores, two ‘Jeffrey’ boutiques, and one clearance store. Our stores are located throughout the United States.
Through our Credit segment, we offer our customers a variety of payment products and services, including a Nordstrom private label card, two Nordstrom VISA credit cards and a debit card for Nordstrom purchases. These products also allow our customers to participate in our loyalty program.
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31st. References to 2009, 2008 and 2007 relate to the 52-week fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively. References to 2010 relate to the 52-week fiscal year ending January 29, 2011.
Principles of Consolidation
The consolidated financial statements include the balances of Nordstrom, Inc. and its subsidiaries. All intercompany transactions and balances are eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Uncertainties regarding such estimates and assumptions are inherent in the preparation of financial statements and actual results may differ from those estimates and assumptions. Our significant accounting judgments and estimates include allowance for doubtful accounts, sales return reserve, inventory obsolescence and shrinkage reserves, deferred tax asset valuation and unrecognized tax benefits.
Reclassification
In 2009, we reclassified other income and expense, net in our consolidated statement of earnings to selling, general and administrative expenses and earnings on investment in asset-backed securities, net. Results for 2008 and 2007 have been reclassified for consistency with the 2009 presentation. These reclassifications do not impact our reported net earnings, earnings per share or cash flows for these periods.
Net Sales
We recognize revenue from sales at our retail stores at the point of sale, net of estimated returns and excluding sales taxes. Revenue from our sales to customers shipped directly from our stores and our online and catalog sales includes shipping revenue, when applicable, and is recognized upon estimated receipt by the customer. We estimate customer merchandise returns based on historical return patterns and reduce sales and cost of sales accordingly. Our sales return reserves were $76 and $70 at the end of 2009 and 2008.
Credit Card Revenues
Credit card revenues include finance charges, late fees and other fees generated by our combined Nordstrom private label card and Nordstrom VISA credit card programs, and interchange fees generated by the use of Nordstrom VISA cards at third-party merchants. These fees are assessed according to the terms of the related cardholder agreements and recognized as revenue when earned.
Cost of Sales
Cost of sales includes the purchase cost of inventory sold (net of vendor allowances), in-bound freight, and certain costs of loyalty program benefits related to our credit and debit cards.
Buying and Occupancy Costs
Buying costs consist primarily of compensation and other costs incurred by our merchandising and product development groups. Occupancy costs include rent, depreciation, property taxes and facility operating costs of our retail, corporate center and distribution operations.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts
Rent
We recognize minimum rent expense, net of landlord reimbursements, on a straight-line basis over the minimum lease term from the time that we control the leased property. For leases that contain predetermined, fixed escalations of the minimum rent, we recognize the rent expense on a straight-line basis and record the difference between the rent expense and the rent payable as a liability. Contingent rental payments, typically based on a percentage of sales, are recognized in rent expense when payment of the contingent rent is probable.
We receive incentives from landlords to construct stores in certain developments. These incentives are recorded as a deferred credit and recognized as a reduction of rent expense on a straight-line basis over the lease term. At the end of 2009 and 2008, the deferred credit balance was $518 and $478.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of compensation and benefits costs (other than those included in buying and occupancy costs), advertising, shipping and handling costs, bad debt expense related to our credit card operations, and other miscellaneous expenses.
Advertising
Production costs for newspaper, radio and other media are expensed the first time the advertisement is run. Total advertising expenses, net of vendor allowances, of $85, $98 and $101 in 2009, 2008 and 2007, respectively, were included in selling, general and administrative expenses.
Vendor Allowances
We receive allowances from merchandise vendors for cosmetic selling expenses, purchase price adjustments, cooperative advertising programs and various other expenses. Allowances for cosmetic selling expenses are recorded in selling, general and administrative expenses as a reduction of the related costs when incurred. Purchase price adjustments are recorded as a reduction of cost of sales at the point they have been earned and the related merchandise has been sold. Allowances for cooperative advertising and promotion programs and other expenses are recorded in cost of sales and related buying and occupancy costs and selling, general and administrative expenses as a reduction of the related costs when incurred. Any allowances in excess of actual costs incurred that are included in selling, general and administrative expenses are recorded as a reduction of cost of sales. The following table shows vendor allowances earned during the year:

Fiscal year	2009	2008	2007

Cosmetic selling expenses	$106	$112	$120
Purchase price adjustments	91	96	86
Cooperative advertising and promotion	63	65	61
Other	2	3	2

Total vendor allowances	$262	$276	$269

Shipping and Handling Costs
Our shipping and handling costs include payments to third-party shippers and costs to hold, move and prepare merchandise for shipment. These costs do not include inbound freight to our distribution centers, which we include in the cost of our inventory. Shipping and handling costs of $103, $106 and $87 in 2009, 2008 and 2007, respectively, were included in selling, general and administrative expenses.
Loyalty Program
Customers who spend a certain amount with us using our Nordstrom private label cards or our Nordstrom VISA credit cards receive Nordstrom Notes®, which can be redeemed for goods or services in our stores. We estimate the net cost of the Nordstrom Notes that will be issued and redeemed and record this cost as rewards points are accumulated. In addition to this long-standing benefit, in 2007 we launched an enhanced loyalty program, Fashion Rewards®. Under this program, Nordstrom customers receive benefits such as free alterations based on their annual levels of spending. We record the cost of the loyalty program benefits for Nordstrom Notes and alterations in cost of sales given that we provide customers with products or services for these rewards. Other costs of the loyalty program, which primarily include shipping and fashion events, are recorded in selling, general and administrative expenses. These expenses are recorded based on estimates of benefits expected to be accumulated and redeemed in relation to sales.
Stock-Based Compensation
We recognize stock-based compensation expense related to stock options at their estimated grant-date fair value, recorded on a straight-line basis over the requisite service period. The total compensation expense is reduced by estimated forfeitures expected to occur over the vesting period of the award. We estimate the fair value of stock options granted using the Binomial Lattice option valuation model. Stock-based compensation expense also includes amounts related to performance share units and our Employee Stock Purchase Plan, based on their fair values as of the end of each reporting period.

Nordstrom, Inc. and subsidiaries 41

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts
New Store Opening Costs
Non-capital expenditures associated with opening new stores, including marketing expenses, relocation expenses and temporary occupancy costs, are charged to expense as incurred. These costs are included in both buying and occupancy costs and selling, general and administrative expenses according to their nature as disclosed above.
Gift Cards
We recognize revenue from the sale of gift cards when the gift card is redeemed by the customer, or we recognize breakage income when the likelihood of redemption, based on historical experience, is deemed to be remote. Based on an analysis of our program since its inception in 1999, we determined that balances remaining on cards issued beyond five years are unlikely to be redeemed and therefore may be recognized as income. Breakage income was $8, $7 and $6 in 2009, 2008 and 2007. To date, our breakage rate is approximately 3.2% of the amount initially issued as gift cards. Gift card breakage income is included in selling, general and administrative expenses in our consolidated statement of earnings. We had outstanding gift card liabilities of $174 and $175 at the end of 2009 and 2008, which are included in other current liabilities.
Income Taxes
We use the asset and liability method of accounting for income taxes. Using this method, deferred tax assets and liabilities are recorded based on differences between the financial reporting and tax basis of assets and liabilities. The deferred tax assets and liabilities are calculated using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, it is determined that some portion of the tax benefit will not be realized.
We regularly evaluate the likelihood of realizing the benefit for income tax positions we have taken in various federal, state and foreign filings by considering all relevant facts, circumstances and information available. If we believe it is more likely than not that our position will be sustained, we recognize a benefit at the largest amount which we believe is cumulatively greater than 50% likely to be realized.
Interest and penalties related to income tax matters are classified as a component of income tax expense.
Comprehensive Net Earnings
Comprehensive net earnings include net earnings and other comprehensive earnings and losses. Other comprehensive loss of $9 in 2009 and other comprehensive earnings of $12 in 2008 consisted of adjustments, net of tax, related to our postretirement benefit obligations. In 2007, other comprehensive loss of $13 consisted primarily of a foreign currency translation adjustment and a fair value adjustment to our investment in asset-backed securities, partially offset by postretirement plan adjustments.
The accumulated other comprehensive losses of $19 and $10 at the end of 2009 and 2008 consist entirely of unrecognized losses on postretirement benefit obligations. During 2009 and 2008, we did not own any material foreign subsidiaries, and therefore, we did not recognize any foreign currency translation in accumulated other comprehensive loss.
Cash Equivalents
Cash equivalents are short-term investments with a maturity of three months or less from the date of purchase and are carried at amortized cost, which approximates fair value. Our cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable at the end of 2009 and 2008 included $74 and $66 of checks not yet presented for payment drawn in excess of our bank deposit balances.
Accounts Receivable
We record credit card accounts receivable on our consolidated balance sheets at the outstanding balance, net of an allowance for doubtful accounts. We estimate the allowance for doubtful accounts based on our best estimate of the losses inherent in our receivables as of the balance sheet date. We evaluate the collectability of our accounts receivable based on several factors, including historical trends of aging of accounts, write-off experience and expectations of future performance, including trends in unemployment rates. We recognize finance charges on delinquent accounts until the account is written off. Delinquent accounts, including fees, are written off when they are determined to be uncollectible, usually after the passage of 151 days without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make further collection unlikely.
Our Nordstrom private label cards can be used only in Nordstrom stores, while the Nordstrom VISA cards allow our customers the option of using the cards for purchases of Nordstrom merchandise and services, as well as for purchases outside of Nordstrom. Cash flows from the use of both the private label cards and Nordstrom VISA credit cards for sales originating at our stores are treated as an operating activity in the consolidated statements of cash flows as they relate to sales at Nordstrom. Cash flows arising from the use of Nordstrom VISA cards outside of our stores are treated as an investing activity within the consolidated statements of cash flows, as they represent loans made to our customers for purchases at third parties.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts
Securitization of Accounts Receivable
Prior to May 2007, our private label card receivables were held in a trust, which could issue third-party debt that was secured by the private label receivables. The private label program was treated as ‘on-balance sheet,’ with the receivables, net of bad debt allowance, and debt recorded on our consolidated balance sheet; the finance charge income recorded in credit card revenues; and the bad debt expense recorded in credit segment selling, general and administrative expenses.
The Nordstrom VISA credit card receivables were held in a separate trust (the VISA Trust), which could issue third-party debt that was secured by the Nordstrom VISA credit card receivables. The Nordstrom VISA credit card program was treated as ‘off-balance sheet’ prior to May 2007. We recorded the fair value of our interest in the VISA Trust on our consolidated balance sheet, gains on the sale of receivables to the VISA Trust and our share of the VISA Trust’s finance income in earnings on investment in asset-backed securities, net.
On May 1, 2007, we converted the Nordstrom private label cards and Nordstrom VISA credit card programs into one securitization program, which is accounted for as a secured borrowing (on-balance sheet). When we combined the securitization programs, our investment in asset-backed securities, which was accounted for as available-for-sale securities, was eliminated and we reacquired all of the Nordstrom VISA credit card receivables previously held off-balance sheet. Nordstrom VISA credit card receivables are now recorded at the outstanding balance, net of an allowance for doubtful accounts, on our consolidated balance sheet.
The following table summarizes certain income, expenses and cash flows received from and paid to the VISA Trust prior to the May 2007 transaction:

3 months ended
Period	May 1, 2007

Principal collections reinvested in new receivables	$819
Gains on sales of receivables	3
Income earned on beneficial interests	21
Cash flows (used in) provided by beneficial interests:
Investment in asset-backed securities	(457)
Servicing fees	2

Net credit losses were $9 in 2007.
Merchandise Inventories
Merchandise inventories are valued at the lower of cost or market, using the retail method (weighted average cost).
Land, Buildings and Equipment
Land is recorded at historical cost, while buildings and equipment are recorded at cost less accumulated depreciation. Capitalized software includes the costs of developing or obtaining internal-use software, including external direct costs of materials and services and internal payroll costs related to the software project.
We capitalize interest on construction in progress and software projects during the period in which expenditures have been made, activities are in progress to prepare the asset for its intended use, and actual interest costs are being incurred.
Depreciation is computed using the straight-line method over the asset’s estimated useful life, which is determined by asset category as follows:

Asset	Life (in years)

Buildings and improvements	5-40
Store fixtures and equipment	3-15
Leasehold improvements	Shorter of initial lease term or asset life
Capitalized software	3-7

Leasehold improvements made at the inception of the lease are amortized over the shorter of the asset life or the initial lease term. Leasehold improvements made during the lease term are amortized over the shorter of the asset life or the remaining lease term. Lease terms include the fixed, non-cancelable term of a lease, plus any renewal periods determined to be reasonably assured.
Goodwill
Goodwill represents the excess of acquisition cost over the fair value of the related net assets acquired, and is not subject to amortization.

Nordstrom, Inc. and subsidiaries 43

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts
Impairment
When facts and circumstances indicate that the carrying values of long-lived tangible assets may be impaired, we perform an evaluation of recoverability by comparing the carrying values of the net assets to their related projected undiscounted future cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying values of long-lived assets may not be recoverable, we recognize an impairment loss. We estimate the fair value of the assets using the expected present value of future cash flows of the assets. Property, plant and equipment assets are grouped at the lowest level at which there are identifiable cash flows when assessing impairment. Cash flows for our retail store assets are identified at the individual store level.
We review our goodwill annually for impairment as of the first day of the first quarter or when circumstances indicate its carrying value may not be recoverable. We perform this evaluation at the reporting unit level, comprised of the principal business units within our Retail and Direct segments, through the application of a two-step fair value test. The first step of the test compares the carrying value of the reporting unit to its estimated fair value, which is based on the expected present value of future cash flows. If fair value does not exceed carrying value then a second step is performed to quantify the amount of the impairment. Based on the results of our tests, fair value substantially exceeds carrying value, therefore we had no goodwill impairment in 2009, 2008 or 2007.
Self Insurance
We retain a portion of the risk for certain losses related to employee health and welfare, workers’ compensation and general liability claims. Liabilities associated with these losses include undiscounted estimates of both losses reported and losses incurred but not yet reported. We estimate our ultimate cost based on an actuarially based analysis of claims experience, regulatory changes and other relevant factors.
Derivatives
Our interest rate swap agreements (collectively, the “swap”) are designated as fully effective fair value hedges. As such, we recognize our swap as either an asset or liability at fair value in our consolidated balance sheet, with an offsetting adjustment to the carrying value of our long-term debt. See Note 7: Debt and Credit Facilities for additional information related to our swap.
We periodically enter into foreign currency purchase orders denominated in Euros for apparel, accessories and shoes. We use forward contracts to hedge against fluctuations in foreign currency prices. These forward contracts do not qualify for derivative hedge accounting; therefore any changes in the fair value of financial contracts are reflected in the statement of earnings. The notional amounts of our foreign currency forward contracts at the contract rates were $1 and $3 at the end of 2009 and 2008.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The estimated fair value of long-term debt, including current maturities, based on quoted market prices of the same or similar issues, was $2,809 and $1,743 at the end of 2009 and 2008, compared to carrying values of $2,613 and $2,238, respectively.
The fair value of our swap was a $1 liability as of January 30, 2010. This fair value is estimated based upon open-market quotes for identical or comparable assets from reputable third-party brokers using market-based inputs, adjusted for credit risk, and as such is considered a Level 2 fair value measurement.
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01, Generally Accepted Accounting Principles (ASC 105, Generally Accepted Accounting Principles), which established the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards were superseded and all other accounting guidance not included in the Codification is now considered non-authoritative. The Codification is not intended to change GAAP, but is meant to organize and simplify authoritative GAAP literature. The Codification became effective for interim and annual periods ending after September 15, 2009.
Following the Codification, the FASB no longer issues new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it issues Accounting Standards Updates (“ASU”) which serve to update the Codification, provide background information about the guidance and the basis for conclusions on the changes to the Codification.
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
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”) (contained within ASC 815, Derivatives and Hedging). SFAS 161 expanded the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. This statement became effective for us as of the beginning of fiscal year 2009 and did not impact our consolidated financial position or results of operations, as its requirements are disclosure-only in nature.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts
NOTE 2: ACCOUNTS RECEIVABLE
The components of accounts receivable are as follows:

	January 30, 2010	January 31, 2009

Trade receivables:
Restricted	$2,136	$2,005
Unrestricted	26	14
Allowance for doubtful accounts	(190)	(138)

Trade receivables, net	1,972	1,881
Other	63	61

Accounts receivable, net	$2,035	$1,942

The following table summarizes the restricted trade receivables:

	January 30, 2010	January 31, 2009

Nordstrom VISA credit card receivables	$1,469	$1,369
Private label card receivables	667	636

Restricted trade receivables	$2,136	$2,005

The restricted trade receivables relate to substantially all of our Nordstrom private label card receivables and our Nordstrom VISA credit card receivables. Under our securitization program, the restricted trade receivables are transferred to a third-party trust on a daily basis. The restricted trade receivables secure our Series 2007-1 Notes, the Series 2007-2 Notes and our two variable funding notes. Our credit card securitization agreements set a maximum percentage of receivables that can be associated with various receivable categories, such as employee or foreign receivables. As of January 30, 2010 and January 31, 2009, these maximums were not exceeded.
The unrestricted trade receivables consist primarily of the remaining portion of our Nordstrom private label card receivables and our Nordstrom VISA credit card receivables and accrued finance charges not yet allocated to customer accounts. Other accounts receivable consist primarily of credit card receivables due from third-party financial institutions and vendor claims.
NOTE 3: LAND, BUILDINGS AND EQUIPMENT
Land, buildings and equipment consist of the following:

	January 30, 2010	January 31, 2009

Land and land improvements	$70	$67
Buildings and building improvements	924	847
Leasehold improvements	1,735	1,631
Store fixtures and equipment	2,267	2,214
Capitalized software	382	347
Construction in progress	180	222

	5,558	5,328
Less: accumulated depreciation and amortization	(3,316)	(3,107)

Land, buildings and equipment, net	$2,242	$2,221

The total cost of buildings and equipment held under capital lease obligations was $28 at the end of both 2009 and 2008, with related accumulated amortization of $22 in 2009 and $21 in 2008. The amortization of capitalized leased buildings and equipment of $1 in both 2009 and 2008 was recorded in depreciation expense.

Nordstrom, Inc. and subsidiaries 45

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts
NOTE 4: SELF INSURANCE
Our self insurance reserves are summarized as follows:

	January 30, 2010	January 31, 2009

Employee health and welfare	$20	$16
Workers’ compensation	50	53
General liability	10	11

Total	$80	$80

We are self-insured for the majority of our employee health and welfare coverage, and we do not use stop-loss coverage. Participants contribute to the cost of their coverage through both premiums and out-of-pocket expenses and are subject to certain plan limits and deductibles.
Our workers’ compensation policies have a retention per claim of $1 or less and no policy limits. Our general liability policies, encompassing employment practices liability and commercial general liability, have a retention per claim of $1 or less and a policy limit up to $25 and $150, respectively.
NOTE 5: 401(k) AND PROFIT SHARING
We provide a 401(k) and profit sharing plan for our employees. Our Board of Directors establishes our profit sharing contribution each year. The 401(k) component is funded by voluntary employee contributions. In February 2009, the plan was amended to replace our fixed company matching contribution with a discretionary contribution in an amount determined by our Board of Directors. Our expense related to the profit sharing component and matching contributions to the 401(k) component totaled $74, $39 and $50 in 2009, 2008 and 2007.
NOTE 6: POSTRETIREMENT BENEFITS
We have an unfunded defined benefit Supplemental Executive Retirement Plan (“SERP”), which provides retirement benefits to certain officers and select employees. The SERP has different benefit levels depending on the participant’s role in the company. At the end of 2009 and 2008 there were 35 and 33 officers and select employees eligible for SERP benefits. This plan is non-qualified and does not have a minimum funding requirement.
Benefit Obligations and Funded Status

	January 30, 2010	January 31, 2009

Change in benefit obligation:
Benefit obligation at beginning of year	$85	$95
Participant service cost	2	3
Interest cost	6	7
Benefits paid	(4)	(4)
Actuarial loss (gain)	13	(16)

Benefit obligation at end of year	$102	$85
Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contribution	$4	$4
Benefits paid	(4)	(4)

Fair value of plan assets at end of year	-	-

Underfunded status at end of year	$(102)	$(85)

The accumulated benefit obligation, which is the present value of benefits earned to date, assuming no salary growth, was $96 and $81 at the end of 2009 and 2008.
Amounts recognized as liabilities in the consolidated balance sheets consist of the following:

	January 30, 2010	January 31, 2009

Current liabilities	$5	$5
Noncurrent liabilities	97	80

Net amount recognized	$102	$85

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts
Components of SERP Expense
The components of SERP expense recognized in the consolidated statements of earnings are as follows:

Fiscal year	2009	2008	2007

Participant service cost	$2	$2	$2
Interest cost	6	6	6
Amortization of net loss	-	2	3
Amortization of prior service cost	-	1	1

Total SERP expense	$8	$11	$12

Amounts not yet reflected in SERP expense and included in accumulated other comprehensive earnings (pre-tax) consist of the following:

	January 30, 2010	January 31, 2009

Accumulated loss	$(22)	$(9)
Prior service cost	(2)	(2)

Total accumulated comprehensive loss	$(24)	$(11)

In 2010, we expect $2 of costs currently in accumulated other comprehensive earnings to be recognized as components of SERP expense.
Assumptions
Weighted-average assumptions used to determine benefit obligation and SERP expense are as follows:

Fiscal year	2009	2008	2007

Assumptions used to determine benefit obligation:
Discount rate	5.95%	6.95%	6.35%
Rate of compensation increase	3.00%	3.00%	3.00%

Assumptions used to determine SERP expense:
Discount rate	6.95%	6.35%	6.00%
Rate of compensation increase	3.00%	3.00%	4.00%

In accordance with ASC 715, Compensation-Retirement Benefits (formerly SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans), during 2008, we recognized a one-time adjustment of ($3) to retained earnings in shareholders’ equity as a result of changing our benefit obligation measurement date from October 31 to our fiscal year-end.
Future Benefit Payments and Contributions
As of January 30, 2010, the expected future benefit payments based upon the assumptions described above and including benefits attributable to estimated future employee service are as follows:

Fiscal year

2010	$5
2011	5
2012	5
2013	6
2014	7
2015-2019	38

In 2010, we expect to make contributions to the plan of $5.

Nordstrom, Inc. and subsidiaries 47

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts
NOTE 7: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt is as follows:

	January 30, 2010	January 31, 2009

Secured
Series 2007-1 Class A Notes, 4.92%, due April 2010	$326	$326
Series 2007-1 Class B Notes, 5.02%, due April 2010	24	24
Series 2007-2 Class A Notes, one-month LIBOR plus 0.06% per year, due April 2012	454	454
Series 2007-2 Class B Notes, one-month LIBOR plus 0.18% per year, due April 2012	46	46
Mortgage payable, 7.68%, due April 2020	60	63
Other	15	17

	925	930

Unsecured
Senior notes, 6.75%, due June 2014, net of unamortized discount	399	-
Senior notes, 6.25%, due January 2018, net of unamortized discount	647	646
Senior debentures, 6.95%, due March 2028	300	300
Senior notes, 7.00%, due January 2038, net of unamortized discount	343	343
Other	(1)	19

	1,688	1,308

Total long-term debt	2,613	2,238
Less: current portion	(356)	(24)

Total due beyond one year	$2,257	$2,214

Both the Series 2007-1 Class A & B Notes and the Series 2007-2 Class A & B Notes are secured by substantially all of the Nordstrom private label card receivables and a 90% interest in the Nordstrom VISA credit card receivables. Our mortgage payable is secured by an office building which had a net book value of $78 at the end of 2009.
During 2009, we issued $400 of senior unsecured notes at 6.75%, due June 2014. After deducting the original issue discount of $1 and other fees and expenses of $3, net proceeds from the offering were $396. We used a portion of the proceeds from the issuance to repay the $140 in outstanding issuances of commercial paper as of May 26, 2009, the date the senior notes were issued. During 2009, we also repaid $19 in unsecured debt related to the acquisition of Jeffrey.
Other secured debt as of January 30, 2010 consists primarily of capital lease obligations. Other unsecured debt as of January 30, 2010 consists primarily of an adjustment to the carrying value of our long-term debt associated with the fair value of our interest rate swap.
During 2009, we entered into interest rate swap agreements (collectively, the “swap”) with a $650 notional amount maturing in 2018. Under the swap we receive a fixed rate of 6.25% and pay a variable rate based on one month LIBOR plus a margin of 2.9% (3.1% at January 30, 2010).
Required principal payments on long-term debt, excluding capital lease obligations, are as follows:

Fiscal year

2010	$355
2011	5
2012	505
2013	5
2014	404
Thereafter	1,328

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts
Interest Expense
The components of interest expense, net are as follows:

Fiscal year	2009	2008	2007

Interest expense on long-term debt and short-term borrowings	$148	$145	$102
Less:
Interest income	(3)	(3)	(16)
Capitalized interest	(7)	(11)	(12)

Interest expense, net	$138	$131	$74

Credit Facilities
As of January 30, 2010, we had total short-term borrowing capacity available for general corporate purposes of $950. Of the total capacity, we had $650 under our commercial paper program, which is backed by our unsecured revolving credit facility and $300 under our Variable Funding Note facility (“2007-A VFN”).
During 2009, we entered into a new unsecured revolving credit facility (the “revolver”) with a capacity of $650. This revolver replaced our previously existing $650 unsecured line of credit, which was scheduled to expire in November 2010. The revolver, which expires in August 2012, is available for working capital, capital expenditures and general corporate purposes. Under the terms of the agreement, we pay a variable rate of interest and a facility fee based on our debt rating. Consistent with our previous unsecured revolving credit facility, the new revolver requires that we maintain a leverage ratio of not greater than four times Adjusted Debt to EBITDAR. The revolver also requires that we maintain a fixed charge coverage ratio of at least two times, defined as:

EBITDAR less gross capital expenditures

Interest expense, net + rent expense
As of January 30, 2010 and January 31, 2009 we were in compliance with these covenants.
Under the revolver we have the option to increase the revolving commitment by up to $100, to a total of $750, provided that we obtain written consent from the lenders who choose to increase their commitment.
Our $650 commercial paper program allows us to use the proceeds to fund share repurchases as well as operating cash requirements. Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. The issuance of commercial paper has the effect, while it is outstanding, of reducing borrowing capacity under our revolver by an amount equal to the principal amount of commercial paper. As of January 30, 2010 we had no outstanding issuances under our $650 commercial paper program and no outstanding borrowings under our revolver. As of January 31, 2009, we had $275 in outstanding issuances under our $650 commercial paper program and no outstanding borrowings under our revolver.
During 2009, we renewed our 2007-A VFN. The 2007-A VFN has a capacity of $300 and matures in January 2011. The 2007-A VFN is backed by substantially all of the Nordstrom private label card receivables and a 90% interest in the co-branded Nordstrom VISA credit card receivables. Borrowings under the 2007-A VFN incur interest based upon the cost of commercial paper issued by a third-party bank conduit plus specified fees. We pay a commitment fee for the notes based on the size of the commitment. At the end of 2009 and 2008, we had no outstanding issuances against this facility.
Our wholly owned federal savings bank, Nordstrom fsb, also maintains a variable funding facility with a short-term credit capacity of $100. This facility is backed by the remaining 10% interest in the Nordstrom VISA credit card receivables and is available, if needed, to provide liquidity support to Nordstrom fsb. At the end of 2009 and 2008, Nordstrom fsb had no outstanding borrowings under this facility. Borrowings under the facility incur interest based upon the cost of commercial paper issued by the third-party bank conduit plus specified fees.

Nordstrom, Inc. and subsidiaries 49

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts
NOTE 8: LEASES
We lease the land or the land and buildings at many of our full-line stores, and we lease the buildings at many of our Rack stores. Additionally, we lease office facilities, warehouses and equipment. Most of these leases are classified as operating leases and they expire at various dates through 2080. Our fixed, non-cancelable lease terms are generally 20 to 30 years for full-line stores and 10 to 15 years for Rack stores. Many of our leases include options that allow us to extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception. Most of our leases also provide for payment of operating expenses, such as common area charges, real estate taxes and other executory costs, and some leases require additional payments based on sales.
Future minimum lease payments as of January 30, 2010 are as follows:

Fiscal year	Capital Leases	Operating Leases

2010	$2	$98
2011	2	101
2012	2	89
2013	2	82
2014	2	78
Thereafter	7	406

Total minimum lease payments	17	$854
Less amount representing interest	(5)

Present value of net minimum lease payments	$12

Rent expense for 2009, 2008 and 2007 was as follows:

Fiscal year	2009	2008	2007

Minimum rent:
Store locations	$76	$63	$67
Offices, warehouses and equipment	13	13	14
Percentage rent - store locations	9	9	14
Property incentives - store locations	(55)	(48)	(47)

Total rent expense	$43	$37	$48

The rent expense above does not include common area maintenance costs which were $19 in each of 2009, 2008 and 2007.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts
NOTE 9: COMMITMENTS AND CONTINGENT LIABILITIES
Our estimated total purchase obligations, capital expenditure contractual commitments and inventory purchase orders were $1,221 as of January 30, 2010. In connection with the purchase of foreign merchandise, we have outstanding import letters of credit totaling $5 as of January 30, 2010.
We are subject from time to time to various claims and lawsuits arising in the ordinary course of business including lawsuits alleging violations by us of state and/or federal wage and hour laws. Some of these suits purport or have been determined to be class actions and/or seek substantial damages. While we cannot predict the outcome of these matters with certainty, we do not believe any such claim, proceeding or litigation, either alone or in aggregate, will have a material impact on our financial condition, results of operations or cash flows.
NOTE 10: SHAREHOLDERS’ EQUITY
Share Repurchase Program
The following is a summary of the activity related to our share repurchase programs in 2007, 2008 and 2009:

		Average Price
Period	Shares	per Share	Amount

Capacity at February 4, 2007			$592
August 2007 authorization			1,500
November 2007 authorization			1,000
Shares repurchased (2/4/07 to 2/2/08)	39.1	$44.17	(1,728)

Capacity at February 2, 2008			$1,364

Shares repurchased (2/3/08 to 1/31/09)	6.9	$34.29	(238)

Capacity at January 31, 2009			$1,126

Shares repurchased (2/1/09 to 1/30/10)	-	-	-
Unused capacity upon program expiration in August 2009			(1,126)

Capacity at January 30, 2010			-
Fiscal 2007 share repurchases included $300 repurchased as part of an accelerated share repurchase program. We repurchased 5.4 shares of our common stock on May 23, 2007 at $55.17 per share and in June 2007, we received 0.4 shares at no additional cost, based on the volume weighted average price of our common stock from June 1, 2007 to June 26, 2007. This resulted in an average price per share of $51.69 for the accelerated share repurchase as a whole.
Dividends
We paid dividends of $0.64 per share in 2009 and 2008 and $0.54 per share in 2007.

Nordstrom, Inc. and subsidiaries 51

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts
NOTE 11: STOCK COMPENSATION PLANS
We currently have three stock-based compensation plans: the 2004 Equity Incentive Plan, the 2002 Nonemployee Director Stock Incentive Plan and our Employee Stock Purchase Plan. Under our 2004 Equity Incentive plan, we grant non-qualified stock options, performance share units and common shares to employees. As of January 30, 2010, we have 48.4 shares authorized, 25.4 shares issued and outstanding and 7.8 shares available for grant. The Nonemployee Director Stock Incentive Plan authorizes the grant of stock awards to our nonemployee directors. These awards may be deferred or issued in the form of restricted or unrestricted stock, non-qualified stock options or stock appreciation rights. As of January 30, 2010, we had 0.9 shares authorized and 0.7 remaining shares available for issuance. In 2009, we deferred shares with a total expense of $1.
Under the Employee Stock Purchase Plan (“ESPP”), employees may make payroll deductions of up to ten percent of their base and bonus compensation. At the end of each six-month offering period, participants may apply their accumulated payroll deductions toward the purchase of shares of our common stock at 90% of the fair market value on the last day of the offer period. As of January 30, 2010, we had 9.4 shares authorized and 1.7 shares available for issuance under the ESPP. We issued 0.7 shares under the ESPP during 2009. At the end of 2009 and 2008, we had current liabilities of $4 and $5, respectively, for future purchases of shares under the ESPP.
The following table summarizes our stock-based compensation expense:

Fiscal year	2009	2008	2007

Stock options	$26	$24	$23
Performance share units	3	-	(1)
Employee stock purchase plan	1	2	2
Other	2	2	2

Total stock-based compensation expense before income tax benefit	32	28	26
Income tax benefit	(12)	(10)	(9)

Total stock-based compensation expense, net of income tax benefit	$20	$18	$17

The stock-based compensation expense before income tax benefit was recorded in our consolidated statements of earnings as follows:

Fiscal year	2009	2008	2007

Cost of sales and related buying and occupancy costs	$10	$10	$10
Selling, general and administrative expenses	22	18	16

Total stock-based compensation expense before income tax benefit	$32	$28	$26

The benefits of tax deductions in excess of the compensation cost recognized for stock-based awards are classified as financing cash inflows and are reflected as “Excess tax benefit from stock-based payments” in the consolidated statements of cash flows.
Stock Options
We used the following assumptions to estimate the fair value for stock options at grant date:

Fiscal year	2009	2008	2007

Risk-free interest rate: Represents the yield on U.S. Treasury zero-coupon securities that mature over the 10-year life of the stock options.	0.7% -3.3%	2.0% -4.3%	4.6% -4.7%

Weighted average volatility: Based on a combination of the historical volatility of our common stock and the implied volatility of exchange traded options for our common stock.	61.0%	45.0%	35.0%

Weighted average expected dividend yield: Our forecasted dividend yield for the next ten years.	1.3%	1.3%	1.0%

Expected life in years: Represents the estimated period of time until option exercise. The expected term of options granted was derived from the output of the Binomial Lattice option valuation model and was based on our historical exercise behavior, taking into consideration the contractual term of the option and our employees’ expected exercise and post-vesting employment termination behavior.	5.3	5.5	5.7

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts
The weighted average fair value per option at the grant date was $7, $15 and $20 in 2009, 2008 and 2007. In 2009, 2008 and 2007, stock option awards to employees were approved by the Compensation Committee of our Board of Directors and their exercise price was set at $13.47, $38.02 and $53.63, the closing price of our common stock on February 27, 2009, February 28, 2008 and March 1, 2007 (the dates of grant). The stock option awards provide recipients with the opportunity for financial rewards when our stock price increases. The awards are determined based upon a percentage of the recipients’ base salary and the fair value of the stock options. In 2009, we awarded stock options to 1,213 employees compared to 1,230 and 1,195 employees in 2008 and 2007.
As of January 30, 2010, we have 14.5 options outstanding under the 2004 Equity Incentive Plan. Options generally vest over four years, and expire ten years after the date of grant. A summary of the stock option activity for 2009 is presented below:

Fiscal Year	2009
		Weighted-	Weighted-Average	Aggregate
	Shares	Average	Remaining Contractual	Intrinsic
		Exercise Price	Life (Years)	Value

Outstanding, beginning of year	11.8	$27
Granted	4.9	13
Exercised	(1.5)	14
Cancelled	(0.5)	29
Expired	(0.2)	20

Outstanding, end of year	14.5	$24	6	$193

Options exercisable at end of year	7.3	$25	4	$93

Options vested or expected to vest at end of year	13.5	$24	6	$180

The total intrinsic value of options exercised during 2009, 2008 and 2007 was $23, $14 and $79. The total fair value of stock options vested during 2009 was $25 and for both 2008 and 2007 it was $24. As of January 30, 2010, the total unrecognized stock-based compensation expense related to nonvested stock options was $38, which is expected to be recognized over a weighted average period of 29 months.
Performance Share Units
We grant performance share units to executive officers as one of the ways to align compensation with shareholder interests. Performance share units vest after a three-year period only when our total shareholder return (reflecting daily stock price appreciation and compound reinvestment of dividends) is positive and outperforms companies in a defined group of competitors determined by the Compensation Committee of our Board of Directors. The percentage of units that are earned depends on our relative position at the end of the vesting period and can range from 0% to 125% of the number of units granted.
Performance share units are payable in either cash or stock as elected by the employee; therefore they are classified as a liability award. The liability is remeasured, with a corresponding adjustment to earnings, at each fiscal quarter-end during the vesting period. The performance share unit liability is remeasured using the estimated percentage of units earned multiplied by the closing market price of our common stock on the current period-end date and is pro-rated based on the amount of time passed in the vesting period. The price used to issue stock or cash for the performance share units upon vesting is the closing market price of our common stock on the vest date.
Following is a summary of performance share unit activity:

Fiscal year	2009	2008	2007

Outstanding, beginning of year	117,389	113,743	255,467
Granted	144,891	79,504	50,070
Vested but unearned	(44,827)	(57,006)	-
Vested and earned	-	-	(191,794)
Cancelled	(8,007)	(18,852)	-

Outstanding, end of year	209,446	117,389	113,743

Total fair value of performance share units earned	-	-	$12
Total amount of performance share units settled or to be settled in cash	-	-	$3
As of January 30, 2010, our other liabilities included $3 for performance share units. As of January 31, 2009, we had no liabilities related to performance share units. As of January 30, 2010, the remaining unrecognized stock-based compensation expense for unvested performance share units was $4, which is expected to be recognized over a weighted average period of 22 months.

Nordstrom, Inc. and subsidiaries 53

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts
NOTE 12: INCOME TAXES
Income tax expense consists of the following:

Fiscal year	2009	2008	2007

Current income taxes:
Federal	$275	$244	$435
State and local	38	39	65

Total current income tax expense	313	283	500

Deferred income taxes:
Current	(28)	(29)	(24)
Non-current	(30)	(7)	(18)

Total deferred income tax benefit	(58)	(36)	(42)

Total income tax expense	$255	$247	$458

A reconciliation of the statutory Federal income tax rate to the effective tax rate on earnings before income taxes is as follows:

Fiscal year	2009	2008	2007

Statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income taxes	3.5	3.4	3.4
Deferred tax adjustment	(1.8)	(3.2)	-
Permanent differences	(0.6)	2.0	-
Other, net	0.5	0.9	0.6

Effective tax rate	36.6%	38.1%	39.0%

In 2009 and 2008, the IRS completed its routine examination of our federal filings for the 2007 and 2002 through 2006 years, respectively. As a result of adjustments identified in the IRS examinations and revisions of estimates, we increased our deferred tax assets, which resulted in a reduction in our effective tax rate in 2009 and 2008.
The major components of deferred tax assets and liabilities are as follows:

	January 30, 2010	January 31, 2009

Compensation and benefits accruals	$123	$99
Accrued expenses	67	63
Merchandise inventories	24	26
Land, buildings and equipment basis and depreciation differences	13	7
Gift cards and gift certificates	18	17
Loyalty reward certificates	12	11
Allowance for doubtful accounts	74	54
Federal benefit of state taxes	11	10
Other	11	2

Total deferred tax assets	353	289

Total deferred tax liabilities	-	-

Net deferred tax assets	$353	$289

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts
A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2009, 2008 and 2007 is as follows:

Fiscal Year	2009	2008	2007

Unrecognized tax benefit at beginning of year	$28	$27	$21
Gross increase to tax positions in prior periods	18	2	5
Gross decrease to tax positions in prior periods	(3)	(1)	(1)
Gross increase to tax positions in current period	3	4	3
Lapse of statute	-	(1)	(1)
Settlements	(3)	(3)	-

Unrecognized tax benefit at end of year	$43	$28	$27

At the end of 2009, 2008 and 2007, $25, $10 and $9 of the ending gross unrecognized tax benefit balance relates to deferred items which, if recognized, would not impact the effective tax rate.
During both 2009 and 2008, our income tax expense included $2 of tax-related interest and penalties. During 2007, our income tax expense included $3 of tax-related interest and penalties. At the end of 2009, 2008 and 2007, our liability for interest and penalties was $7, $6 and $4.
We file income tax returns in federal and various state and local jurisdictions. Prior to 2008, we filed returns in France and other foreign jurisdictions. With few exceptions, we are no longer subject to federal, state and local, or non-U.S. income tax examinations for years before 2001. The federal tax returns for 2008 and 2009 are under concurrent year processing (accelerated audits), which are expected to be completed in 2010 and 2011. We also currently have an open audit in France for the years 2001 through 2004, related to our Façonnable business which we sold in 2007. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $3 by January 29, 2011, subject to the completion of examinations and the expiration of various statutes of limitations.
NOTE 13: EARNINGS PER SHARE
Earnings per basic share is computed using the weighted average number of common shares outstanding during the year. Earnings per diluted share uses the weighted average number of common shares outstanding during the year plus dilutive common stock equivalents, primarily stock options and performance share units.
The computation of earnings per share is as follows:

Fiscal year	2009	2008	2007

Net earnings	$441	$401	$715

Basic shares	216.8	216.6	244.8
Dilutive effect of stock options and performance share units	2.9	2.6	4.0

Diluted shares	219.7	219.2	248.8

Earnings per basic share	$2.03	$1.85	$2.92
Earnings per diluted share	$2.01	$1.83	$2.88

Options and other equity instruments totaling 7.2 shares in 2009, 4.9 shares in 2008 and 2.7 shares in 2007 were excluded from earnings per diluted share because their impact was anti-dilutive.

Nordstrom, Inc. and subsidiaries 55

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts
NOTE 14: SEGMENT REPORTING
As of January 30, 2010, we have identified four reportable segments: Retail Stores, Direct, Credit and Other. Our Retail Stores segment includes our Nordstrom full-line stores and our Nordstrom Rack off-price stores, which meet the aggregation criteria set forth in ASC 280, Segment Reporting. Through our Direct segment, we operate our Nordstrom branded online store. With our multi-channel initiative, we are increasingly integrating our Nordstrom full-line stores and online store. Our goal is to create a seamless, consistent merchandise offering and service experience for our customers regardless of how they choose to shop.
Through our Credit segment, we offer our customers a variety of payment products and services, including a Nordstrom private label card, two Nordstrom VISA credit cards and a debit card for Nordstrom purchases. Our card products also include a loyalty program that provides benefits to our cardholders based on their level of spending.
The Other segment includes our product development group, which coordinates the design and production of private label merchandise sold in our retail stores, and our distribution network. This segment also includes our corporate center operations. During the time that we owned it, this segment also included the operations of our Façonnable business.
The following table summarizes net sales by merchandise category:

Fiscal year	2009	2008	2007

Women’s apparel	$2,845	$2,812	$3,063
Shoes	1,787	1,721	1,784
Men’s apparel	1,262	1,362	1,571
Women’s accessories	970	963	941
Cosmetics	895	921	950
Children’s apparel	283	269	285
Other	216	224	234

Total	$8,258	$8,272	$8,828

The following table presents our sales by merchandise category as a percentage of net sales:

Fiscal year	2009	2008	2007

Women’s apparel	34%	34%	35%
Shoes	22%	21%	20%
Men’s apparel	15%	16%	18%
Women’s accessories	12%	12%	11%
Cosmetics	11%	11%	11%
Children’s apparel	3%	3%	3%
Other	3%	3%	2%

Total	100%	100%	100%

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

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts
The following tables set forth information for our reportable segments:

	Retail
Fiscal year 2009	Stores		Direct	Credit	Other	Total

Net sales[1]	$7,564		$799	-	$(105)	$8,258
Net sales (decrease) increase	(1.4%	)	14.5%	N/A	N/A	(0.2% )
Credit card revenue	-		-	$370	(1)	369
Earnings (loss) before interest and income taxes	935		256	(41)	(316)	834
Interest expense, net[2]	-		-	(41)	(97)	(138)
Earnings (loss) before income taxes	935		256	(82)	(413)	696
Earnings (loss) before income taxes as a % of net sales	12.4%		32.0%	N/A	N/A	8.4%
Capital expenditures	339		2	7	12	360
Depreciation and amortization	274		7	2	30	313
Goodwill	38		15	-	-	53
Assets[3]	2,807		122	2,070	1,580	6,579

	Retail
Fiscal year 2008	Stores		Direct	Credit	Other	Total

Net sales[1]	$7,674		$698	-	$(100)	$8,272
Net sales (decrease) increase	(5.9%	)	8.4%	N/A	N/A	(6.3% )
Credit card revenue	-		-	$302	(1)	301
Earnings (loss) before interest and income taxes	884		187	(22)	(270)	779
Interest expense, net[2]	-		-	(50)	(81)	(131)
Earnings (loss) before income taxes	884		187	(72)	(351)	648
Earnings (loss) before income taxes as a % of net sales	11.5%		26.8%	N/A	N/A	7.8%
Capital expenditures	529		15	2	17	563
Depreciation and amortization	259		8	1	34	302
Goodwill	38		15	-	-	53
Assets[3]	2,740		123	1,963	835	5,661

	Retail
Fiscal year 2007	Stores		Direct	Credit	Other	Total

Net sales[1]	$8,159		$644	-	$25	$8,828
Net sales increase	3.1%		17.9%	N/A	N/A	3.1%
Credit card revenue	-		-	$253	(1)	252
Earnings (loss) before interest and income taxes	1,256		165	26	(200)	1,247
Interest expense, net[2]	-		-	(64)	(10)	(74)
Earnings (loss) before income taxes	1,256		165	(38)	(210)	1,173
Earnings (loss) before income taxes as a % of net sales	15.4%		25.6%	N/A	N/A	13.3%
Capital expenditures	431		35	3	32	501
Depreciation and amortization	228		3	1	37	269
Goodwill	38		15	-	-	53
Assets[3]	2,555		133	1,783	1,129	5,600
1Net sales in Other include foreign sales of $62 in 2007.
2Interest income of $1, $2 and $14 for 2009, 2008 and 2007 is recorded in our Other segment as an offset to interest expense, net.
3Assets in Other include unallocated assets in corporate headquarters, consisting primarily of cash, land, buildings and equipment, and deferred tax assets.

Nordstrom, Inc. and subsidiaries 57

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts
NOTE 15: SELECTED QUARTERLY DATA (UNAUDITED)

Fiscal year 2009	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Total

Net sales	$1,706		$2,145		$1,868		$2,539		$8,258
Same-store sales percentage change	(13.2%	)	(9.8%	)	(1.2%	)	6.9%		(4.2%	)
Credit card revenues	86		87		95		101		369
Gross profit[1]	599		727		658		946		2,930
Selling, general and administrative expenses:
Retail stores, direct and other segments	447		531		500		631		2,109
Credit segment	92		77		81		106		356
Earnings before income taxes	115		170		134		277		696
Net earnings	81		105		83		172		441
Net earnings as a percentage of total revenues	4.5%		4.7%		4.2%		6.5%		5.1%
Earnings per basic share	$0.38		$0.49		$0.38		$0.79		$2.03
Earnings per diluted share	$0.37		$0.48		$0.38		$0.77		$2.01

Fiscal year 2008	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Total

Net sales	$1,879		$2,287		$1,805		$2,301		$8,272
Same-store sales percentage change	(6.5%	)	(6.0%	)	(11.1%	)	(12.5%	)	(9.0%	)
Credit card revenues	70		72		74		85		301
Gross profit[1]	700		799		620		736		2,855
Selling, general and administrative expenses:
Retail stores, direct and other segments	493		545		490		575		2,103
Credit segment	50		57		77		90		274
Earnings before income taxes	196		235		94		123		648
Net earnings	119		143		71		68		401
Net earnings as a percentage of total revenues	6.1%		6.1%		3.8%		2.8%		4.7%
Earnings per basic share	$0.54		$0.66		$0.33		$0.32		$1.85
Earnings per diluted share	$0.54		$0.65		$0.33		$0.31		$1.83

1Gross profit is calculated as net sales less cost of sales and related buying and occupancy costs.
NOTE 16: SALE OF FAÇONNABLE
During the third quarter of 2007, we completed the sale of our Façonnable business in exchange for cash of $216, net of transaction costs. As part of this transaction, goodwill of $28, acquired tradename of $84, and foreign currency translation of $16 were removed from our consolidated balance sheet and we recorded a gain of $34. Upon the closing of this transaction, we entered into a Transition Services Agreement, whereby we provided back office functions related to the Façonnable U.S. wholesale business. This agreement ended during 2009.

[This page intentionally left blank.]

Nordstrom, Inc. and subsidiaries 59

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
The following information required under this item is filed as part of this report:

Page
Management’s Report on Internal Control Over Financial Reporting	33
Report of Independent Registered Public Accounting Firm	34
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required under this item is included in the following sections of our Proxy Statement for our 2010 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Executive Officers
Election of Directors
Board Committees
Director Nominating Process
Web site Access to Corporate Governance Documents
Section 16(a) Beneficial Ownership Reporting Compliance
Corporate Governance
The certifications of our President and Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Annual Report on Form 10-K and were included as exhibits to each of our quarterly reports on Form 10-Q. Our President certified to the New York Stock Exchange (NYSE) on June 8, 2009 pursuant to Section 303A.12(a) of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.
Item 11. Executive Compensation.
The information required under this item is included in the following sections of our Proxy Statement for our 2010 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Compensation of Executive Officers
Compensation Discussion and Analysis
Director Compensation
Compensation Committee Interlocks and Insider Participation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information required under this item is included in the following section of our Proxy Statement for our 2010 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Security Ownership of Certain Beneficial Owners and Management
Equity Compensation Plans
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required under this item is included in the following sections of our Proxy Statement for our 2010 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Election of Directors
Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services.
The information required under this item is included in the following section of our Proxy Statement for our 2010 Annual Meeting of Shareholders, which section is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
     Ratification of the Appointment of Independent Registered Public Accounting Firm
PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following information required under this item is filed as part of this report:
(a)1. FINANCIAL STATEMENTS
(a)3. EXHIBITS
Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 65 through 70 hereof.
All other schedules and exhibits are omitted because they are not applicable, not required, or because the information required has been given as part of this report.

Nordstrom, Inc. and subsidiaries 61

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NORDSTROM, INC.
(Registrant)
/s/                     Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: March 19, 2010
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

Date: March 19, 2010

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We consent to the incorporation by reference in Registration Statement Nos. 033-18321, 333-63403, 333-40064, 333-40066, 333-79791, 333-101110, 333-118756, and 333-146049 on Form S-8 and No. 333-147664 on Form S-3 of our reports dated March 19, 2010, relating to the consolidated financial statements and financial statement schedule of Nordstrom, Inc. and subsidiaries and the effectiveness of Nordstrom, Inc.’s internal control over financial reporting, appearing in this Annual Report on Form 10-K of Nordstrom, Inc. for the year ended January 30, 2010.
/s/ Deloitte & Touche LLP
Seattle, Washington
March 19, 2010

Nordstrom, Inc. and subsidiaries 63

NORDSTROM, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in millions)

Column A	Column B	Column C		Column D		Column E
		Additions
	Balance at beginning	Charged to costs				Balance at end
Description	of period	and expenses		Deductions		of period

Deducted from related consolidated balance sheet account

Allowance for doubtful accounts:
Year ended:
January 30, 2010	$138	$251		$199	(B)	$190
January 31, 2009	73	173		108	(B)	138
February 2, 2008	17	86	(A)	30	(B)	73

Reserves

Allowance for sales return, net:
Year ended:
January 30, 2010	$70	$1,030		$1,024	(C)	$76
January 31, 2009	56	1,051		1,037	(C)	70
February 2, 2008	55	1,023		1,022	(C)	56

(A) These expenses do not include write-offs of $21 related to the one-time transition of our VISA portfolio to on-balance sheet, which are included in credit selling, general and administrative expenses.
(B) Deductions consist of write-offs of uncollectible accounts, net of recoveries.
(C) Deductions consist of actual returns offset by the value of the merchandise returned and the sales commission reversed.

Nordstrom, Inc. and Subsidiaries
Exhibit Index

Exhibit		Method of Filing

3.1	Articles of Incorporation as amended and restated on February 21, 2007	Incorporated by reference from the Registrant’s Form 8-K filed on February 23, 2007, Exhibit 3.1

3.2	Bylaws, as amended and restated on November 19, 2008	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 3.1

4.1	Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated March 11, 1998	Incorporated by reference from Registration No. 333-47035, Exhibit 4.1

4.2	Senior indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated January 13, 1999	Incorporated by reference from Registration No. 333-69281, Exhibit 4.3

4.3	Form of Subordinated Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated January 13, 1999	Incorporated by reference from Registration No. 333-69281, Exhibit 4.4

4.4	Series 2007-1 Note purchase agreement, dated as of April 25, 2007, by and between Nordstrom Credit Card Master Note Trust II and J.P. Morgan Securities Inc. and Greenwich Capital Markets, Inc., as representative of the initial purchasers	Incorporated by reference from the Registrant’s Form 8-K filed on May 1, 2007, Exhibit 4.1

4.5	Series 2007-2 Note purchase agreement, dated as of April 25, 2007, by and between Nordstrom Credit Card Master Note Trust II and J.P. Morgan Securities Inc. and Greenwich Capital Markets, Inc., as representative of the initial purchasers	Incorporated by reference from the Registrant’s Form 8-K filed on May 1, 2007, Exhibit 4.2

4.6	Amended and Restated Master Indenture, dated as of May 1, 2007, by and between Nordstrom Credit Card Master Note Trust II and Wells Fargo Bank, National Association, as indenture trustee	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 4.1

4.7	Series 2007-1 Indenture Supplement, dated as of May 1, 2007, by and between Nordstrom Credit Card Master Note Trust II and Wells Fargo Bank, National Association, as indenture trustee	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 4.2

4.8	Series 2007-2 Indenture Supplement, dated as of May 1, 2007, by and between Nordstrom Credit Card Master Note Trust II and Wells Fargo Bank, National Association, as indenture trustee	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 4.3

4.9	Form of 6.25% Note due January 2018	Incorporated by reference from the Registrant’s Form 8-K filed on December 3, 2007, Exhibit 4.1

4.10	Form of 6.75% Note due June 2014	Incorporated by reference from the Registrant’s Form 8-K filed on May 26, 2009, Exhibit 4.1

4.11	Amended and Restated Series 2007-A Indenture Supplement, dated as of November 13, 2009, by and between Nordstrom Credit Card Master Note Trust II, as issuer, and Wells Fargo Bank, National Association, as indenture trustee	Incorporated by reference from the Registrant’s Form 8-K filed on November 18, 2009, Exhibit 4.1

4.12	Note Purchase Agreement, dated as of November 13, 2009, by and between Nordstrom Credit Card Receivables II LLC, Nordstrom fsb, Nordstrom Credit, Inc., Falcon Asset Securitization Company, LLC and J.P. Morgan Chase Bank, N.A.	Incorporated by reference from the Registrant’s Form 8-K filed on November 18, 2009, Exhibit 4.2

4.13	First Amendment to the Note Purchase Agreement dated November 13, 2009, by and between Nordstrom Credit Card Receivables II LLC, Nordstrom fsb, Nordstrom Credit, Inc., Falcon Asset Securitization Company, LLC and J.P. Morgan Chase Bank, N.A., dated January 20, 2010	Incorporated by reference from the Registrant’s Form 8-K filed on January 21, 2010, Exhibit 4.1

Nordstrom, Inc. and subsidiaries 65

Exhibit			Method of Filing

10.1		Merchant Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1991, Exhibit 10.1

10.2		Investment Agreement dated October 8, 1984 between the Registrant and Nordstrom Credit, Inc.	Incorporated by reference from the Nordstrom Credit, Inc. Form 10, Exhibit 10.1

10.3	*	1997 Nordstrom Stock Option Plan, amended and restated on February 16, 2000	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2003, Exhibit 10.1

10.4		Commercial Paper Dealer Agreement dated October 2, 1997 between Registrant and Bancamerica Securities, Inc.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.1

10.5		Commercial Paper Agreement dated October 2, 1997 between Registrant and Credit Suisse First Boston Corporation	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.2

10.6		Issuing and Paying Agency Agreement dated October 2, 1997 between Registrant and First Trust of New York, N.A.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.3

10.7		Performance Undertaking dated December 4, 2001 between Registrant and Bank One, N.A.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002, Exhibit 10.38

10.8		Promissory Note dated April 18, 2002 between 1700 Seventh, L.P. and New York Life Insurance Company	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.2

10.9		Promissory Note dated April 18, 2002 between 1700 Seventh, L.P. and Life Investors Insurance Company of America	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.3

10.10		Guaranty Agreement dated April 18, 2002 between Registrant, New York Life Insurance Company and Life Investors Insurance Company of America	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.4

10.11		The 2002 Nonemployee Director Stock Incentive Plan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002, Exhibit 10.1

10.12	*	Nordstrom, Inc. Leadership Separation Plan (Effective March 1, 2005)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005, Exhibit 10.43

10.13	*	Nordstrom, Inc. Executive Management Group Bonus Plan	Incorporated by reference from Registrant’s definitive proxy statement filed with the Commission on April 15, 2004

10.14	*	2004 Equity Incentive Plan	Incorporated by reference from Registrant’s definitive proxy statement filed with the Commission on April 15, 2004

10.15		Commitment of Nordstrom, Inc. to Nordstrom fsb dated June 17, 2004	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, Exhibit 10.4

10.16		Nordstrom fsb Segregated Earmarked Deposit Agreement and Security Agreement by and between Nordstrom fsb and Nordstrom, Inc. dated July 1, 2004	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, Exhibit 10.5

* This exhibit is a management contract, compensatory plan or arrangement

Exhibit			Method of Filing

10.17		Press release dated August 21, 2007 announcing that its Board of Directors authorized a $1.5 billion share repurchase program	Incorporated by reference from the Registrant’s Form 8-K filed on August 22, 2007, Exhibit 99.1

10.18		Revolving Credit Facility Agreement dated November 4, 2005, between Registrant and each of the initial lenders named therein as Lenders, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Syndication Agents, U.S. Bank, National Association, as Documentation Agent and Bank of America, N.A. as administrative agent	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005, Exhibit 10.1

10.19		Press release dated November 19, 2007 announcing that its Board of Directors authorized a $1.0 billion share repurchase program	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 99.1

10.20		Director Compensation Summary	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 3, 2007, Exhibit 10.54

10.21	*	2007 Stock Option Notice Award Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on February 26, 2007, Exhibit 10.1

10.22	*	2007 Performance Share Unit Award Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on February 26, 2007, Exhibit 10.2

10.23		Form of Restricted Stock Award under the 2002 Nonemployee Director Stock Incentive Plan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2007, Exhibit 10.1

10.24		Nordstrom, Inc. 2002 Nonemployee Director Stock Incentive Plan (2007 Amendment)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.39

10.25	*	Nordstrom Executive Deferred Compensation Plan (2007)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.40

10.26		Nordstrom Directors Deferred Compensation Plan (2007)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.41

10.27	*	Nordstrom, Inc. 2004 Equity Incentive Plan (2007 Amendment)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.44

10.28		First Amendment to Merchant Agreement and Operating Procedures dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated March 1, 2000	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.32

10.29		Second Amendment to Merchant Agreement and Operating Procedures dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated March 2, 2000	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.33

10.30		Third Amendment to Merchant Agreement and Operating Procedures dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated October 1, 2001	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.34

10.31		Fourth Amendment to Merchant Agreement and Operating Procedures dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated November 1, 2002	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.35

10.32		Fifth Amendment to Merchant Agreement and Operating Procedures dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated November 1, 2005	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.36

* This exhibit is a management contract, compensatory plan or arrangement

Nordstrom, Inc. and subsidiaries 67

Exhibit			Method of Filing

10.33	*	Forms of Notice of 2001 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 1997 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.40

10.34		Sixth Amendment to Merchant Agreement and Operating Procedures dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated May 1, 2007	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.37

10.35	*	Forms of Notice of 1999 Stock Option Grant and Stock Option Agreements under the Nordstrom, Inc. 1997 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.38

10.36	*	Form of Notice of 2002 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 1997 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.41

10.37	*	Form of Notice of 2003 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 1997 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.42

10.38	*	Form of Notice of 2004 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 1997 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.43

10.39	*	Form of Notice of 2005 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 2004 Equity Incentive Plan	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2005, Exhibit 10.1

10.40	*	Form of Notice of 2006 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 2004 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.45

10.41		Participation Agreement, dated as of May 1, 2007, by and between Nordstrom fsb, as seller and Nordstrom Credit, Inc., as purchaser	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.1

10.42		Servicing Agreement, dated as of May 1, 2007, by and between Nordstrom fsb, and Nordstrom Credit, Inc.	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.2

10.43		Amended and Restated Receivables Purchase Agreement, dated as of May 1, 2007, by and between Nordstrom Credit, Inc., as seller and Nordstrom Credit Card Receivables II LLC, as purchaser	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.3

10.44		Amended and Restated Transfer and Servicing Agreement, dated as of May 1, 2007, by and between Nordstrom Credit Card Receivables II LLC, as transferor, Nordstrom fsb, as servicer, Wells Fargo Bank, National Association, as indenture trustee, and Nordstrom Credit Card Master Note Trust II, as issuer	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.4

10.45		Second Amended and Restated Trust Agreement, dated as of May 1, 2007, by and between Nordstrom Credit Card Receivables II LLC, as transferor, and Wilmington Trust Company, as owner trustee	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.5

10.46		Amended and Restated Administration Agreement, dated as of May 1, 2007, by and between Nordstrom Credit Card Master Note Trust II, as issuer, and Nordstrom fsb, as administrator	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.6

10.47	*	Amendment 2006-1 to the Nordstrom, Inc. Leadership Separation Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.56

* This exhibit is a management contract, compensatory plan or arrangement

Exhibit			Method of Filing

10.48		Notice of Exercise of Accordion on Revolving Credit Facility Agreement dated May 13, 2008	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2008, Exhibit 10.1

10.49	*	Nordstrom 401(k) Plan & Profit Sharing, amended and restated on August 27, 2008	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008, Exhibit 10.1

10.50	*	Nordstrom, Inc. Employee Stock Purchase Plan, amended and restated on August 27, 2008	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008, Exhibit 10.2

10.51	*	Nordstrom, Inc. 2004 Equity Incentive Plan (2008 Amendment)	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.1

10.52	*	Amendment 2008-1 to the Nordstrom Executive Deferred Compensation Plan (2007)	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.2

10.53	*	Amendment 2008-1, Nordstrom, Inc. Leadership Separation Plan	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.3

10.54	*	Nordstrom Supplemental Executive Retirement Plan (2008)	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.4

10.55	*	2008 Stock Option Notice Award Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on February 22, 2008, Exhibit 10.1

10.56	*	2008 Performance Share Unit Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on February 22, 2008, Exhibit 10.2

10.57	*	Form of Notice of 2000 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 1997 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.39

10.58		Form of Independent Director Indemnification Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.1

10.59	*	2009 Nonqualified Stock Option Grant Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.2

10.60	*	2009 Performance Share Unit Award Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.3

10.61	*	Amendment 2009-1 to the Nordstrom Supplemental Executive Retirement Plan	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.4

10.62	*	Amendment 2009-1 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.5

10.63	*	Nordstrom, Inc. Executive Management Bonus Plan	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended May 2, 2009, Exhibit 10.6

10.64	*	Amendment 2008-2 to the Nordstrom Executive Deferred Compensation Plan	Incorporated by reference from the Registrant’s Form S-8 filed on September 9, 2009, Exhibit 10.4

10.65		Amendment 2009-1 to the Nordstrom Directors Deferred Compensation Plan	Incorporated by reference from the Registrant’s Form S-8 filed on September 9, 2009, Exhibit 10.5

* This exhibit is a management contract, compensatory plan or arrangement

Nordstrom, Inc. and subsidiaries 69

Exhibit			Method of Filing

10.66	*	2010 Stock Option Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2009, Exhibit 10.1

10.67	*	2010 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2009, Exhibit 10.2

10.68		Confirmation of transaction between The Royal Bank of Scotland plc and Nordstrom Inc., dated as of December 22, 2009	Incorporated by reference from the Registrant’s Form 8-K filed on December 23, 2009, Exhibit 10.1

10.69		Confirmation of transaction between Wachovia Bank N.A. and Nordstrom Inc., dated as of December 22, 2009	Incorporated by reference from the Registrant’s Form 8-K filed on December 23, 2009, Exhibit 10.2

21.1		Significant subsidiaries of the Registrant	Filed herewith electronically

23.1		Consent of Independent Registered Public Accounting Firm	Filed as page 63 of this report

31.1		Certification of President required by Section 302(a) of the Sarbanes- Oxley Act of 2002	Filed herewith electronically

31.2		Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1		Certification of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.	INS	XBRL Instance Document	Furnished herewith electronically

101.	SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith electronically

101.	CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith electronically

101.	LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith electronically

101.	PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith electronically

101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith electronically

* This exhibit is a management contract, compensatory plan or arrangement