Form 10-Q
period 2010-05-01
NORDSTROM INC
filed 2010-06-08
CIK 72333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Common stock outstanding as of June 4, 2010: 219,093,484 shares of common stock

NORDSTROM, INC.

2 of 26

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

NORDSTROM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions except per share amounts)

(Unaudited)

	Quarter Ended
	May 1, 2010	May 2, 2009
Net sales	$1,990	$1,706
Credit card revenues	97	86

Total revenues	2,087	1,792
Cost of sales and related buying and occupancy costs	(1,243)	(1,107)
Selling, general and administrative expenses:
Retail	(533)	(447)
Credit	(92)	(92)

Earnings before interest and income taxes	219	146
Interest expense, net	(31)	(31)

Earnings before income taxes	188	115
Income tax expense	(72)	(34)

Net earnings	$116	$81

Earnings per basic share	$0.53	$0.38
Earnings per diluted share	$0.52	$0.37

Basic shares	218.4	215.9
Diluted shares	222.4	217.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 26

NORDSTROM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions)

(Unaudited)

	May 1, 2010	January 30, 2010	May 2, 2009
Assets
Current assets:
Cash and cash equivalents	$1,040	$795	$78
Accounts receivable, net	1,964	2,035	1,921
Merchandise inventories	1,067	898	1,004
Current deferred tax assets, net	234	238	220
Prepaid expenses and other	84	88	70

Total current assets	4,389	4,054	3,293

Land, buildings and equipment (net of accumulated depreciation of $3,388, $3,316 and $3,170)	2,262	2,242	2,231
Goodwill	53	53	53
Other assets	252	230	183

Total assets	$6,956	$6,579	$5,760

Liabilities and Shareholders’ Equity
Current liabilities:
Commercial paper	$—	$—	$125
Accounts payable	908	726	594
Accrued salaries, wages and related benefits	216	336	182
Other current liabilities	621	596	539
Current portion of long-term debt	6	356	375

Total current liabilities	1,751	2,014	1,815

Long-term debt, net	2,756	2,257	2,002
Deferred property incentives, net	481	469	459
Other liabilities	274	267	210

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 218.9, 217.7 and 216.2 shares issued and outstanding	1,107	1,066	1,014
Retained earnings	607	525	269
Accumulated other comprehensive loss	(20)	(19)	(9)

Total shareholders’ equity	1,694	1,572	1,274

Total liabilities and shareholders’ equity	$6,956	$6,579	$5,760

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 26

NORDSTROM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in millions except per share amounts)

(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
Balance at January 30, 2010	217.7	$1,066	$525	$(19)	$1,572
Net earnings	—	—	116	—	116
Other comprehensive loss, net of tax	—	—	—	(1)	(1)

Comprehensive net earnings					115
Dividends ($0.16 per share)	—	—	(34)	—	(34)
Issuance of common stock for:
Stock option plans	1.0	25	—	—	25
Employee stock purchase plan	0.2	7	—	—	7
Stock-based compensation	—	9	—	—	9
Balance at May 1, 2010	218.9	$1,107	$607	$(20)	$1,694

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total

	Shares	Amount
Balance at January 31, 2009	215.4	$997	$223	$(10)	$1,210
Net earnings	—	—	81	—	81
Other comprehensive earnings, net of tax	—	—	—	1	1

Comprehensive net earnings					82
Dividends ($0.16 per share)	—	—	(35)	—	(35)
Issuance of common stock for:
Stock option plans	0.3	4	—	—	4
Employee stock purchase plan	0.5	7	—	—	7
Stock-based compensation	—	6	—	—	6
Balance at May 2, 2009	216.2	$1,014	$269	$(9)	$1,274

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 26

NORDSTROM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Quarter Ended
	May 1, 2010	May 2, 2009
Operating Activities
Net earnings	$116	$81
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of buildings and equipment, net	79	77
Amortization of deferred property incentives and other, net	(15)	(10)
Deferred income taxes, net	(11)	(20)
Stock-based compensation expense	10	7
Tax benefit from stock-based compensation	7	1
Excess tax benefit from stock-based compensation	(7)	(1)
Provision for bad debt expense	63	67
Change in operating assets and liabilities:
Accounts receivable	13	(16)
Merchandise inventories	(159)	(114)
Prepaid expenses and other assets	—	(1)
Accounts payable	172	84
Accrued salaries, wages and related benefits	(120)	(32)
Other current liabilities	20	31
Deferred property incentives	28	42
Other liabilities	8	9

Net cash provided by operating activities	204	205

Investing Activities
Capital expenditures	(95)	(102)
Change in credit card receivables originated at third parties	(4)	(30)
Other, net	1	—

Net cash used in investing activities	(98)	(132)

Financing Activities
Repayments of commercial paper borrowings, net	—	(10)
Proceeds from long-term borrowings, net of discounts	498	—
Principal payments on long-term borrowings	(352)	(1)
Decrease in cash book overdrafts	(3)	(32)
Cash dividends paid	(34)	(35)
Proceeds from exercise of stock options	17	3
Proceeds from employee stock purchase plan	7	7
Excess tax benefit from stock-based compensation	7	1
Other, net	(1)	—

Net cash provided by (used in) financing activities	139	(67)

Net increase in cash and cash equivalents	245	6
Cash and cash equivalents at beginning of period	795	72

Cash and cash equivalents at end of period	$1,040	$78

Supplemental Cash Flow Information
Cash paid during the period for:
Interest (net of capitalized interest)	$17	$19
Income taxes	$57	$5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

6 of 26

NORDSTROM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in millions except per share and per option amounts)

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the financial statements of Nordstrom, Inc. and its subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The interim condensed consolidated financial statements have been prepared on a basis consistent in all material respects with the accounting policies described and applied in our 2009 Annual Report on Form 10-K, and reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results of operations, financial position and cash flows for the periods presented.

The condensed consolidated financial statements as of and for the periods ended May 1, 2010 and May 2, 2009 are unaudited. The condensed consolidated balance sheet as of January 30, 2010 has been derived from the audited consolidated financial statements included in our 2009 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read together with the consolidated financial statements and related footnote disclosures contained in our 2009 Annual Report on Form 10-K.

The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

Our business, like that of other retailers, is subject to seasonal fluctuations. Due to our Anniversary Sale in July, the holidays in December and the half-yearly sales that occur in the second and fourth quarters, our sales are historically higher in the second and fourth quarters of the fiscal year than in the first and third quarters. Accordingly, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

NOTE 2: ACCOUNTS RECEIVABLE

The following table illustrates the allowance for doubtful accounts activity for the quarter ended May 1, 2010 and May 2, 2009:

	Quarter Ended
	May 1, 2010	May 2, 2009
Allowance at beginning of period	$190	$138
Bad debt provision	63	67
Net write-offs	(63)	(44)

Allowance at end of period	$190	$161

7 of 26

NORDSTROM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in millions except per share and per option amounts)

(Unaudited)

NOTE 3: DEBT AND CREDIT FACILITIES

Debt

A summary of our long-term debt is as follows:

	May 1, 2010	January 30, 2010	May 2, 2009
Secured
Series 2007-1 Class A Notes, 4.92%, retired April 2010	$—	$326	$326
Series 2007-1 Class B Notes, 5.02%, retired April 2010	—	24	24
Series 2007-2 Class A Notes, one-month LIBOR plus 0.06% per year, due April 2012	454	454	454
Series 2007-2 Class B Notes, one-month LIBOR plus 0.18% per year, due April 2012	46	46	46
Mortgage payable, 7.68%, due April 2020	58	60	62
Other	15	15	16

	573	925	928
Unsecured
Commercial paper	—	—	140
Senior notes, 6.75%, due June 2014, net of unamortized discount	399	399	—
Senior notes, 6.25%, due January 2018, net of unamortized discount	647	647	647
Senior notes, 4.75%, due May 2020, net of unamortized discount	498	—	—
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 7.00%, due January 2038, net of unamortized discount	343	343	343
Other	2	(1)	19

	2,189	1,688	1,449

Total long-term debt	2,762	2,613	2,377
Less: current portion	(6)	(356)	(375)

Total due beyond one year	$2,756	$2,257	$2,002

On April 15, 2010, we retired our $350 Series 2007-1 Class A & B Notes. On April 23, 2010, we issued $500 of senior unsecured notes at 4.75%, due May 2020. After deducting the original issue discount of $2, net proceeds from the offering were $498. We intend to use the net proceeds from the issuance of the Notes for general corporate purposes.

As of May 1, 2010, the estimated fair value of long-term debt, including current maturities, based on quoted market prices of the same or similar issues, was $2,998. The estimated fair value of associated interest rate swap agreements was a $2 asset, included in other assets on the condensed consolidated balance sheet, as of May 1, 2010.

Credit Facilities

As of May 1, 2010, we had total short-term borrowing capacity available for general corporate purposes of $950. Of the total capacity, we had $650 under our commercial paper program, which is backed by our unsecured revolving credit facility (“revolver”) that expires in August 2012 and $300 under our Variable Funding Note facility (“2007-A VFN”) that expires in January 2011. As of May 1, 2010, we had no outstanding issuances under our commercial paper program and no outstanding borrowings under our revolver or our 2007-A VFN.

The revolver includes certain customary financial covenants. As of May 1, 2010, we were in compliance with these covenants.

8 of 26

NORDSTROM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in millions except per share and per option amounts)

(Unaudited)

NOTE 4: CONTINGENT LIABILITIES

We are subject from time to time to various claims and lawsuits arising in the ordinary course of business, including lawsuits alleging violations of state and/or federal wage and hour laws. Some of these suits purport or have been determined to be class actions and/or seek substantial damages. While we cannot predict the outcome of these matters with certainty, we do not believe any such claim, proceeding or litigation, either alone or in aggregate, will have a material impact on our results of operations, financial position or cash flows.

NOTE 5: STOCK COMPENSATION PLANS

On May 18, 2010, our shareholders approved the adoption of the Nordstrom, Inc. 2010 Equity Incentive Plan (“2010 Plan”), which replaced the 2004 Equity Incentive Plan (“2004 Plan”). The 2010 Plan authorizes the grant of stock options, performance share units, restricted stock units, stock appreciation rights and both restricted and unrestricted shares of common stock to employees. The aggregate number of shares to be issued under the 2010 Plan may not exceed 11.6 plus any shares currently underlying awards outstanding under the 2004 Plan, but which are forfeited or which expire during the term of the 2010 Plan. No future grants will be made under the 2004 Plan.

During the quarters ended May 1, 2010 and May 2, 2009 we granted 2.6 and 4.9 options with weighted average grant-date fair values per option of $13 and $7.

NOTE 6: EARNINGS PER SHARE

The computation of earnings per share is as follows:

	Quarter Ended
	May 1, 2010	May 2, 2009

Net earnings	$116	$81

Basic shares	218.4	215.9
Dilutive effect of stock options and performance share units	4.0	1.5

Diluted shares	222.4	217.4

Earnings per basic share	$0.53	$0.38
Earnings per diluted share	$0.52	$0.37

Anti-dilutive stock options and other	6.7	12.7

9 of 26

NORDSTROM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in millions except per share and per option amounts)

(Unaudited)

NOTE 7: SEGMENT REPORTING

Through January 30, 2010, our reportable segments consisted of Retail Stores, Direct and Credit. Our Retail Stores segment included our Nordstrom full-line stores and our Nordstrom Rack off-price stores. Our Direct segment consisted of our online store, nordstrom.com.

Effective with the first quarter of 2010, we now view our Nordstrom full-line stores and our Nordstrom online store as a single, “multi-channel” operating segment. Through our multi-channel initiatives, we have substantially integrated the operations, merchandising and technology of our Nordstrom full-line and online stores, consistent with our customers’ expectations of a seamless shopping experience regardless of channel. As a result, we have also realigned our internal reporting to our chief operating decision maker to be consistent with these multi-channel initiatives. We aggregate our Nordstrom multi-channel and Nordstrom Rack operating segments into a single reportable segment, which we refer to as Retail, based on their similar economic characteristics.

Through our Credit segment, we offer our customers a variety of payment products and services, including a Nordstrom private label card, two Nordstrom VISA credit cards and a debit card for Nordstrom purchases. Our card products also include a loyalty program that provides benefits to our cardholders based on their level of spending.

Amounts in the Corporate/Other column include unallocated corporate expenses and assets, inter-segment eliminations and other adjustments to segment results necessary for the presentation of consolidated financial results in accordance with generally accepted accounting principles.

The segment information for the quarter ended May 2, 2009 presented below has been adjusted to reflect our 2010 reportable segments.

Quarter Ended May 1, 2010	Retail	Credit	Corporate/ Other	Total
Net sales	$2,015	$—	$(25)	$1,990
Credit card revenues	—	97	—	97
Earnings (loss) before interest and income taxes	303	(11)	(73)	219
Interest expense, net	—	(7)	(24)	(31)
Earnings (loss) before income taxes	303	(18)	(97)	188
Total assets	3,127	1,984	1,845	6,956

Quarter Ended May 2, 2009	Retail	Credit	Corporate/ Other	Total
Net sales	$1,732	$—	$(26)	$1,706
Credit card revenues	—	86	—	86
Earnings (loss) before interest and income taxes	231	(18)	(67)	146
Interest expense, net	—	(10)	(21)	(31)
Earnings (loss) before income taxes	231	(28)	(88)	115
Total assets	2,999	1,937	824	5,760

10 of 26

NORDSTROM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in millions except per share and per option amounts)

(Unaudited)

NOTE 7: SEGMENT REPORTING (CONTINUED)

Within our reportable segments we also report sales by channel to our chief operating decision maker as we believe sales are an important measure of our performance. Net sales by channel were as follows:

	Quarter Ended
	May 1, 2010	May 2, 2009
Sales by channel:
Full-line stores	$1,473	$1,296
Direct	144	104

Multi-channel	1,617	1,400
Rack and other	398	332

Total Retail segment sales	2,015	1,732
Corporate/Other	(25)	(26)

Total net sales	$1,990	$1,706

Online orders fulfilled from our full-line stores are included in Direct sales. Items purchased online and picked up in our full-line stores are included in full-line sales. Prior to February 2010, merchandise purchased from our online store that was later returned to our full-line stores was reported as a deduction from full-line sales. Beginning in February 2010, we now deduct these returns from Direct sales instead of from full-line sales in order to better align sales and sales returns within each channel. For purposes of comparison, 2009 net sales results for both full-line and Direct channels have been revised to reflect this realignment of returns. This realignment of sales returns between channels has no effect on total Retail segment sales.

11 of 26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Amounts in millions except per share and per square foot amounts)

The following discussion should be read in conjunction with the Management’s Discussion and Analysis section of our 2009 Annual Report on Form 10-K.

CAUTIONARY STATEMENT

Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including, but not limited to, anticipated financial results (including, but not limited to, our anticipated same-store sales results, credit card revenues, gross profit rate, selling, general and administrative expenses, net interest expense, effective tax rate and earnings per share), anticipated store openings, capital expenditures and dividend yield, and trends in our operations. Such statements are based upon current beliefs and expectations of management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including but not limited to:

•	the impact of deteriorating economic and market conditions and the resultant impact on consumer spending patterns,

•	our ability to respond to the business environment and fashion trends,

•	our ability to safeguard our brand and reputation,

•	effective inventory management,

•	efficient and proper allocation of our capital resources,

•

successful execution of our store growth strategy including the timely completion of construction associated with newly planned stores, relocations and remodels, all of which may be impacted by the financial health of third parties,

•	our compliance with applicable banking and related laws and regulations impacting our ability to extend credit to our customers,

•	trends in personal bankruptcies and bad debt write-offs,

•	availability and cost of credit,

•	impact of the current regulatory environment and financial system reforms,

•	changes in interest rates,

•	disruptions in our supply chain,

•	our ability to maintain our relationships with vendors and developers who may be experiencing economic difficulties,

•	the geographic locations of our stores,

•	our ability to maintain relationships with our employees and to effectively train and develop our future leaders,

•	our compliance with information security and privacy laws and regulations, employment laws and regulations and other laws and regulations applicable to us,

•	successful execution of our information technology strategy,

•	successful execution of our multi-channel strategy,

•	risks related to fluctuations in world currencies,

•	public health concerns and the resulting impact on consumer spending patterns, supply chain, and employee health,

•	weather conditions and hazards of nature that affect consumer traffic and consumers’ purchasing patterns,

•	the effectiveness of planned advertising, marketing and promotional campaigns, and

•	our ability to control costs.

These and other factors including those factors described in Part I, “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended January 30, 2010 could affect our financial results and cause actual results to differ materially from any forward-looking information we may provide. We undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.

12 of 26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Continued) (Amounts in millions except per share and per square foot amounts)

OVERVIEW

Our first quarter performance continued the positive momentum that we experienced throughout the latter half of 2009. This was the result of our ongoing efforts in the areas of merchandising and inventory productivity, multi-channel execution, new store opportunities and most importantly, customer service.

Our merchandising efforts have significantly contributed to our recent performance, including sales growth and gross margin expansion. By managing our inventory levels effectively and providing a constant flow of new merchandise into the stores, we have been able to increase our regular priced sales, improve inventory turnover and reduce markdowns.

We continue to learn from our shared multi-channel inventory capabilities and to develop additional tools to enhance the total shopping experience for our customers. We believe that our customers want a seamless experience between nordstrom.com and our stores. Therefore, our goal is to become more integrated across all of our channels to give our customers more options for shopping with us. We view these multi-channel initiatives as consistent with our commitment to improving customer service.

During the first quarter, we opened two full-line stores and six Nordstrom Rack stores. Subsequent to the end of the quarter, we also relocated a full-line store in Cerritos, California, and opened a Nordstrom Rack store in Manhattan, New York, our first Manhattan location. We have been encouraged by the results from our new store openings thus far this year. Our strong financial position enables us to continue to invest in our business, through store growth and remodels, technology, merchandising systems and other opportunities.

Macroeconomic conditions continue to be uncertain and unemployment levels remain high, particularly in California, which accounts for a disproportionate share of our credit write-offs. However, overall credit trends on our card portfolio began to improve during the first quarter, with delinquency rates returning to levels comparable with the first half of 2009. These improving trends, including improvement in California, offer early signs of a stabilizing and gradually improving outlook.

As our business continues to improve, we remain focused on strengthening customer service as our greatest opportunity to improve our results. We have a track record of disciplined execution. As a result of our efforts, we believe that we are well positioned to continue gaining market share.

RESULTS OF OPERATIONS

Our reportable segments are Retail and Credit. Our Retail segment includes our Nordstrom multi-channel operations and our Rack and Jeffrey stores. For purposes of discussion and analysis of our results of operations, we combine our Retail segment results with revenues and expenses in the “Corporate/Other” column of our segment reporting footnote (collectively, the “Retail Business”). We analyze our results of operations through earnings before interest and income taxes for our Retail Business and Credit while interest expense, income taxes, and net earnings are discussed on a total company basis.

Retail

Summary

The following tables summarize the combined results of our Retail Business for the quarter ended May 1, 2010 compared with the quarter ended May 2, 2009:

	Quarter Ended
	May 1, 2010			May 2, 2009
	Amount	% of net sales		Amount	% of net sales
Net sales	$1,990	100.0%		$1,706	100.0%
Cost of sales and related buying and occupancy costs	(1,227)	(61.7%	)	(1,095)	(64.2%	)

Gross profit	763	38.3%		611	35.8%
Selling, general and administrative expenses	(533)	(26.8%	)	(447)	(26.2%	)

Earnings before interest and income taxes	$230	11.5%		$164	9.6%

13 of 26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Continued) (Amounts in millions except per share and per square foot amounts)

Retail Business Net Sales

	Quarter Ended
	May 1, 2010	May 2, 2009
Net sales by channel:
Full-line stores	$1,473	$1,296
Direct	144	104

Multi-channel	1,617	1,400
Rack and other	398	332

Total Retail segment sales	2,015	1,732
Corporate/Other	(25)	(26)

Total company	$1,990	$1,706

Net sales increase (decrease)	16.7%	(9.2%	)

Same-store sales increase (decrease) by channel:
Full-line stores	11.7%	(16.5%	)
Direct	38.7%	(3.3%	)

Multi-channel	13.7%	(15.0%	)
Rack	1.9%	1.2%

Total company	12.0%	(13.2%	)

Sales per square foot	$87	$77

Net sales increased 16.7% for the quarter ended May 1, 2010 compared with the same period in the prior year. All channels had same-store sales increases, led by multi-channel. During the quarter ended May 1, 2010, we opened two full-line and six Rack stores.

Our multi-channel same-store sales increased 13.7% for the quarter ended May 1, 2010 compared with the same period in 2009. Our merchandising efforts, inventory management and multi-channel capabilities continued to drive multi-channel sales growth.

Multi-channel category highlights for the quarter included jewelry, dresses and women’s shoes. The Midwest, Northeast and South were the top-performing geographic regions during the first quarter. Although California showed improving sales trends, the region ended the quarter below the full-line store average.

Rack same-store sales increased 1.9% for the quarter ended May 1, 2010 compared with the same period in 2009. These results were driven by growth in men’s shoes as well as women’s contemporary clothing.

We expect 2010 same-store sales to increase approximately 4.0% to 6.0% over 2009.

14 of 26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Continued) (Amounts in millions except per share and per square foot amounts)

Retail Business Gross Profit

	Quarter Ended
	May 1, 2010	May 2, 2009
Gross profit[1]	$763	$611
Gross profit rate[2]	38.3%	35.8%

Ending inventory per square foot	$45.80	$44.95
Inventory turnover rate[3]	5.37	5.08

[1]	Gross profit is calculated as net sales less Retail Business cost of sales and related buying and occupancy costs.
[2]	Gross profit rate is calculated as gross profit divided by net sales.
[3]	Inventory turnover rate is calculated as the trailing 12 months cost of sales and related buying and occupancy costs (for all segments) divided by 4-quarter average inventory.

Retail gross profit increased $152 for the quarter while the gross profit rate improved 257 basis points compared with the same period in 2009. Retail gross profit consists of merchandise margin offset by buying and occupancy costs. The increase in our gross profit rate was the result of both improvement in merchandise margin, reflecting reduced markdown rates, as well as increased leverage of buying and occupancy costs on higher net sales. As we have continued to improve sell-through rates as a result of our merchandising and multi-channel initiatives, we have been able to increase regular priced selling along with our inventory turnover rate. Our ending inventory per square foot increased 1.9% on a 13.0% increase in sales per square foot.

In 2010, we expect a 100 to 130 basis point improvement in our total company gross profit rate, which includes both our Retail gross profit and loyalty program costs within our Credit segment. We expect greater gross profit improvement in the first half of the year when compared to 2009, when weaker sales trends in the first and second quarters increased markdown pressure. The improvement will be partially offset by additional occupancy expense from the opening of three full-line and seventeen Rack stores in 2010.

Retail Business Selling, General and Administrative Expenses

	Quarter Ended
	May 1, 2010	May 2, 2009
Selling, general and administrative expenses	$533	$447
Selling, general and administrative rate	26.8%	26.2%

Our Retail Business selling, general and administrative expenses (“Retail SG&A”) increased $86 compared with last year’s first quarter primarily due to variable and performance-related expenses resulting from the improvement in our sales and earnings performance, as well as expenses for the three full-line and fifteen Rack stores opened since the first quarter of 2009. We also incurred planned increases in organizational and technology expenses as we reinvest in the business and expand our capabilities.

The increase in our Retail SG&A rate of approximately 60 basis points is due to the timing of performance-related expenses and, to a lesser extent, planned expenses related to new stores, labor and technology. The increase in performance-related expenses is reflective of the improvement in our sales and earnings performance relative to our plan, and better visibility into operating trends relative to the first quarter of 2009.

We anticipate our Retail SG&A expense will increase $200 to $250 for 2010. This increase relates to our expectations for higher variable expenses consistent with the planned increase in sales and earnings, and expenses related to new stores, organizational and technology improvements.

15 of 26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Continued) (Amounts in millions except per share and per square foot amounts)

Credit

Summary

The table below illustrates a detailed view of the operational results of our Credit segment, consistent with the segment disclosure provided in the notes to the condensed consolidated financial statements. In order to view the total economic contribution of our credit card program, intercompany merchant fees are included in the table below. Intercompany merchant fees represent the estimated intercompany income of our credit business from the usage of our cards in the Retail segment. To encourage the use of Nordstrom cards in our stores, the Credit segment does not charge the Retail segment an intercompany interchange merchant fee. On a consolidated basis, we avoid costs that would be incurred if our customers used third-party cards.

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

	Quarter Ended
	May 1, 2010	May 2, 2009
Finance charge revenue	$66	$64
Interchange — third party	18	16
Late fees and other revenue	13	6

Total credit card revenues	97	86
Interest expense	(7)	(10)

Net credit card income	90	76
Cost of sales and related buying and occupancy costs — loyalty program	(16)	(12)
Selling, general and administrative expenses	(92)	(92)

Total expense	(108)	(104)

Credit segment loss before income taxes, as presented in segment disclosure	(18)	(28)

Intercompany merchant fees	12	10

Credit segment (loss) contribution before income taxes	$(6)	$(18)

Average accounts receivable investment (assuming 80% of accounts receivable is funded with debt)	$424	$402
Credit segment loss, net of tax, as a percentage of average accounts receivable investment[1]	(3.6% )	(10.8% )

[1]	Based on annualized Credit segment (loss) contribution, net of tax for the quarters ended May 1, 2010 and May 2, 2009.

Net Credit Card Income

Credit card revenues increased to $97 for the quarter ended May 1, 2010 from $86 for the quarter ended May 2, 2009. The increase was primarily due to higher late fees and finance charges associated with increased delinquencies compared with the first quarter of 2009, growth in our accounts receivable balance and the increase in our annual percentage rate terms implemented during 2009.

In 2010, credit card revenues are expected to increase $35 to $45, due to moderate growth in our accounts receivable.

Interest expense decreased to $7 for the quarter ended May 1, 2010 from $10 for the quarter ended May 2, 2009, due to declining variable interest rates, partially offset by higher average borrowings.

16 of 26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Continued) (Amounts in millions except per share and per square foot amounts)

Credit Segment Cost of Sales and Related Buying and Occupancy Costs

Cost of sales and related buying and occupancy costs, which includes the estimated cost of Nordstrom Notes that will be issued and redeemed under our Fashion Rewards program, increased by $4 to $16 for the quarter ended May 1, 2010 from $12 for the quarter ended May 2, 2009. The increase was due to additional expense related to the Fashion Rewards program as a result of increased use of Nordstrom credit cards and increased utilization of program benefits. Participation in the Fashion Rewards program generates incremental sales in our stores.

Credit Segment Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Credit segment are made up of operational and marketing expenses and bad debt expense. These expenses are summarized in the following table:

	Quarter Ended
	May 1, 2010	May 2, 2009
Operational and marketing expense	$29	$25
Bad debt expense	63	67

Total credit selling, general and administrative expenses	$92	$92

Operational and marketing expense increased $4 to $29 for the quarter ended May 1, 2010 compared with $25 for the quarter ended May 2, 2009, while bad debt expense decreased $4 to $63 for the quarter ended May 1, 2010 compared with $67 for the quarter ended May 2, 2009. The decrease in bad debt reflects recent improvements in our credit trends.

The following table illustrates the allowance for doubtful accounts activity for the quarter ended May 1, 2010 and May 2, 2009:

	Quarter Ended
	May 1, 2010	May 2, 2009
Allowance at beginning of period	$190	$138
Bad debt provision	63	67
Net write-offs	(63)	(44)

Allowance at end of period	$190	$161

Allowance as a percentage of ending trade accounts receivable	9.2%	8.0%
Delinquent balances over thirty days as a percentage of accounts receivable	4.2%	3.9%
Bad debt provision as a percentage of average accounts receivable[1]	11.9%	13.3%
Net write-offs as a percentage of average accounts receivable[2]	11.9%	8.7%

[1]	Based upon annualized first quarter bad debt provision.
[2]	Based upon annualized first quarter net write-offs.

Delinquency rates and write-offs have run at elevated levels since the economic downturn and credit crisis began approximately two years ago. Recently, however, our delinquency and write-off trends have started to improve along with overall macroeconomic conditions. As of May 1, 2010, our delinquency rate was 4.2%, up from 3.9% as of May 2, 2009, but down from 5.3% as of January 30, 2010. Write-offs increased to $63 or 11.9% of average receivables on an annualized basis, from $44 or 8.7% of average receivables in the first quarter of last year, and from $56 or 10.5% of average receivables in the fourth quarter. The increase in write-offs during the first quarter of 2010 reflects the increase in delinquent accounts during 2009. As our delinquency rates improve, we would expect a corresponding future improvement in our write-offs.

Our write-offs have a strong long-term correlation with the national unemployment rate, which was 9.9% as of May 1, 2010, and a disproportionate share of our write-offs are from customers in California, which has experienced greater economic weakness relative to other geographic areas. However, California has recently shown some indications of improvement, consistent with overall macroeconomic conditions.

We anticipate that 2010 selling, general and administrative expenses for our Credit segment will decrease by $15 to $30, primarily due to lower bad debt expense relative to 2009 as the unemployment rate stabilizes and our associated write-offs slow.

17 of 26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Continued) (Amounts in millions except per share and per square foot amounts)

Total Company Results

Interest Expense, Net

Interest expense, net remained flat at $31 for the quarter ended May 1, 2010 compared with the quarter ended May 2, 2009 due to lower average interest rates offset by higher average borrowings.

We anticipate our net interest expense to decrease $5 to $15 in 2010, due to lower interest rates and borrowing facility fees relative to 2009.

Income Tax Expense

	Quarter Ended
	May 1, 2010	May 2, 2009
Income tax expense	$72	$34
Effective tax rate	38.2%	29.4%

The increase in the effective tax rate for the first quarter of 2010, compared with the same period in 2009, was primarily due to the impact of a non-recurring benefit of approximately $12, or $0.06 per diluted share in the first quarter of 2009 related to the closure of our 2007 federal tax return audit.

We expect our effective tax rate to be 38.6% in 2010.

Net Earnings and Earnings per Diluted Share

	Quarter Ended
	May 1, 2010	May 2, 2009
Net earnings	$116	$81
Earnings per diluted share	$0.52	$0.37

Net earnings increased $35 to $116 and earnings per diluted share increased $0.15 to $0.52 for the quarter ended May 1, 2010, compared with the first quarter in the prior year. This increase was primarily due to higher sales and higher gross profit rates, partially offset by higher variable and performance-related expenses associated with the improvement in our sales and earnings.

For the 2010 fiscal year, we expect earnings per diluted share in the range of $2.50 to $2.65.

18 of 26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Continued) (Amounts in millions except per share and per square foot amounts)

Return on Invested Capital (ROIC) (Non-GAAP financial measure)

We define Return on Invested Capital (ROIC) as follows:

ROIC =	Net Operating Profit after Taxes (NOPAT)
Average Invested Capital

We believe that ROIC is a useful financial measure for investors in evaluating our operating performance. When analyzed in conjunction with our net earnings and total assets and compared to return on assets, it provides investors with a useful tool to evaluate our ongoing operations and our management of assets from period to period. ROIC is one of our key financial metrics, and we also incorporate it into our executive incentive measures. Our research has shown that, historically, overall performance as measured by ROIC correlates directly to shareholders’ return over the long term. For the 12 fiscal months ended May 1, 2010, our ROIC increased to 12.4% compared to 10.8% for the 12 fiscal months ended May 2, 2009. ROIC is not a measure of financial performance under GAAP, should not be considered a substitute for return on assets, net earnings or total assets as determined in accordance with GAAP, and may not be comparable with similarly titled measures reported by other companies. The closest measure calculated using GAAP amounts is return on assets, which increased to 7.4% from 6.3% for the 12 fiscal months ended May 1, 2010 compared with the 12 fiscal months ended May 2, 2009. The following is a comparison of return on assets to ROIC:

	12 fiscal months ended
	May 1, 2010	May 2, 2009
Net earnings	$476	$363
Add: income tax expense	293	204
Add: interest expense, net	138	131

Earnings before interest and income taxes	907	698

Add: rent expense	48	37
Less: estimated depreciation on capitalized operating leases[1]	(25)	(19)

Net operating profit	930	716

Estimated income tax expense[2]	(354)	(257)

Net operating profit after tax (NOPAT)	$576	$459

Average total assets[3]	$6,435	$5,794
Less: average non-interest bearing current liabilities[4]	(1,641)	(1,429)
Less: average deferred property incentives[3]	(470)	(417)
Add: average estimated asset base of capitalized operating leases[5]	327	306

Average invested capital	$4,651	$4,254

Return on Assets	7.4%	6.3%
ROIC	12.4%	10.8%

[1]

Capitalized operating leases is our best estimate of the asset base we would record for our operating leases as if we had classified them as capital or purchased the property. Asset base is calculated as described in footnote 5 below.

[2]	Based upon our effective tax rate multiplied by the net operating profit for the 12 fiscal months ended May 1, 2010 and May 2, 2009.
[3]	Based upon the trailing 12-month average.
[4]	Based upon the trailing 12-month average for accounts payable, accrued salaries, wages and related benefits, and other current liabilities.
[5]	Based upon the trailing 12-month average of the monthly asset base, which is calculated as the trailing 12 months rent expense multiplied by 8.

Our ROIC increased compared to the prior year primarily due to an increase in our earnings before interest and income taxes, offset by an increase in our average invested capital, attributable primarily to growth in cash and cash equivalents.

19 of 26

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

Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our solid financial position and allow flexibility for future strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and future investments or acquisitions. We believe our existing cash on-hand, operating cash flows, available credit facilities and potential future borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives.

For the quarter ended May 1, 2010, cash and cash equivalents increased by $245 to $1,040 from January 30, 2010. Activity for the quarter ended May 1, 2010 included cash provided by operations of $204, partially offset by capital expenditures of $95. Additionally, we received net proceeds from long-term borrowings of $498, repaid long-term borrowings totaling $350 and paid cash dividends of $34.

Operating Activities

Net cash provided by operating activities was $204 for the quarter ended May 1, 2010 compared with $205 for the same quarter of 2009. Increased cash flows provided by higher earnings and lower working capital were offset by higher cash outflows for performance-related incentives and income taxes.

Investing Activities

Net cash used in investing activities decreased to $98 for the quarter ended May 1, 2010 from $132 for the quarter ended May 2, 2009.

Capital expenditures decreased slightly due to the timing of expenditures incurred for store openings. We opened two full-line stores and six Rack stores in the first quarter of 2010, compared with opening two full-line stores and four Rack stores for the same period last year. We also incurred capital expenditures for the one Rack store we will open in the second quarter of 2010 compared to one Rack store opened in the second quarter of 2009. To date in 2010 we have opened two full-line stores, relocated one full-line store and opened seven Rack stores. During the remainder of 2010, we anticipate opening one full-line store and ten Rack stores.

Activity related to customers using their Nordstrom VISA credit cards for merchandise and services outside of Nordstrom stores decreased to $4 for the quarter ended May 1, 2010 compared with $30 for the quarter ended May 2, 2009. The decrease was a result of improved payment rates.

Financing Activities

Net cash provided by financing activities was $139 for the quarter ended May 1, 2010 compared with net cash used in financing activities of $67 for the quarter ended May 2, 2009.

During the first quarter of 2010, we issued $500 of senior unsecured notes at 4.75% due May 2020. Net proceeds from the offering were $498. Additionally, we retired $350 of securitized notes in April 2010 using available cash and paid dividends of $34.

During the first quarter of 2009, our principal financing activities consisted of dividend payments of $35, a decrease in cash book overdrafts of $32 and repayments of commercial paper borrowings of $10.

20 of 26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Continued) (Amounts in millions except per share and per square foot amounts)

Free Cash Flow (Non-GAAP financial measure)

We define Free Cash Flow as:

Free Cash Flow = Net Cash Provided By Operating Activities – Capital Expenditures – Change in Credit Card Receivables Originated at Third Parties – Cash Dividends Paid +/(–) Increase/(Decrease) in Cash Book Overdrafts

Free cash flow is one of our key liquidity measures, and, in conjunction with GAAP measures, provides us with a meaningful analysis of our cash flows. We believe that our cash levels are more appropriately analyzed using this measure. Free cash flow is not a measure of liquidity under GAAP and should not be considered a substitute for operating cash flows as determined in accordance with GAAP. In addition, free cash flow does have limitations:

•	Free cash flow does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs; and

•	Other companies in our industry may calculate free cash flow differently than we do, limiting its usefulness as a comparative measure.

To compensate for these limitations, we analyze free cash flow in conjunction with other GAAP financial and performance measures impacting liquidity, including operating cash flows. The closest GAAP measure is net cash provided by operating activities, which was $204 and $205 for the quarters ended May 1, 2010 and May 2, 2009. The following is a reconciliation of our net cash provided by operating activities and free cash flow:

	Quarter Ended
	May 1, 2010	May 2, 2009
Net cash provided by operating activities	$204	$205
Less: Capital expenditures	(95)	(102)
Change in credit card receivables originated at third parties	(4)	(30)
Cash dividends paid	(34)	(35)
Decrease in cash book overdrafts	(3)	(32)

Free cash flow	$68	$6

Net cash used in investing activities	$(98)	$(132)
Net cash provided by (used in) financing activities	$139	$(67)

Credit Capacity and Commitments

As of May 1, 2010 we had total short-term borrowing capacity available for general corporate purposes of $950. Of the total capacity, we had $650 under our commercial paper program, which is backed by our unsecured revolving credit facility (“revolver”) that expires in August 2012 and $300 under our Variable Funding Note facility (“2007-A VFN”) that expires in January 2011. As of May 1, 2010, we had no outstanding issuances under our commercial paper program and no outstanding borrowings under our revolver or our 2007-A VFN.

21 of 26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Continued) (Amounts in millions except per share and per square foot amounts)

Credit Ratings

The following table shows our credit ratings at the date of this report:

Credit Ratings	Moody’s	Standard and Poor’s
Senior unsecured debt	Baa2	BBB+
Commercial paper	P-2	A-2
Senior unsecured outlook	Stable	Positive

These ratings could change depending on our performance and other factors.

Debt Covenants

Our $650 revolver requires that we maintain a leverage ratio of not greater than four times Adjusted Debt to EBITDAR, and a fixed charge coverage ratio of at least two times.

The fixed charge coverage ratio is defined as:

EBITDAR less gross capital expenditures

Interest expense, net + rent expense

As of May 1, 2010 we were in compliance with these covenants. We will continue to monitor these covenants to ensure that we make any necessary adjustments to our plans and believe that we will remain in compliance with these covenants during 2010. See additional disclosure of Adjusted Debt to EBITDAR on the following page.

22 of 26

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
EBITDAR

Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our current goal is to manage debt levels to maintain an investment grade credit rating as well as operate with an efficient capital structure for our size, growth plans and industry. Investment grade credit ratings are important to maintaining access to a variety of short-term and long-term sources of funding, and we rely on these funding sources to continue to grow our business. We believe a higher ratio, among other factors, could result in rating agency downgrades. In contrast, we believe a lower ratio would result in a higher cost of capital and could negatively impact shareholder returns. As of May 1, 2010, our Adjusted Debt to EBITDAR was 2.5 compared with 2.7 as of May 2, 2009. The decrease was primarily the result of an increase in earnings before interest and income taxes for the 12 months ended May 1, 2010 compared with the 12 months ended May 2, 2009.

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

To compensate for these limitations, we analyze Adjusted Debt to EBITDAR in conjunction with other GAAP financial and performance measures impacting liquidity, including operating cash flows, capital spending and net earnings. The closest GAAP measure is debt to net earnings, which was 5.8 and 6.9 for the first quarter of 2010 and 2009. The following is a comparison of debt to net earnings to Adjusted Debt to EBITDAR:

	2010[1]	2009[1]
Debt[2]	$2,762	$2,502
Add: rent expense x 8[3]	384	296

Adjusted Debt	$3,146	$2,798

Net earnings	476	363
Add: income tax expense	293	204
Add: interest expense, net	138	131

Earnings before interest and income taxes	907	698

Add: depreciation and amortization of buildings and equipment, net	314	307
Add: rent expense	48	37

EBITDAR	$1,269	$1,042

Debt to Net Earnings	5.8	6.9
Adjusted Debt to EBITDAR	2.5	2.7

[1]	The components of adjusted debt are as of May 1, 2010 and May 2, 2009, while the components of EBITDAR are for the 12 months ended May 1, 2010 and May 2, 2009.
[2]	Debt included $265 of commercial paper borrowings outstanding as of May 2, 2009. There were no outstanding commercial paper borrowings as of May 1, 2010.
[3]

The multiple of eight times rent expense used to calculate adjusted debt is our best estimate of the debt we would record for our leases that are classified as operating if they had met the criteria for a capital lease, or we had purchased the property.

23 of 26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We discussed our interest rate risk and our foreign currency exchange risk in Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2009 Annual Report on Form 10-K filed with the Commission on March 22, 2010. There have been no material changes to these risks since that time.

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

Exhibits are incorporated herein by reference or are filed or furnished with this report as set forth in the Index to Exhibits on page 26 hereof.

24 of 26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: June 8, 2010

25 of 26

NORDSTROM, INC.

Index to Exhibits

Exhibit		Method of Filing
1.1	Underwriting Agreement dated April 20, 2010, by and among the Company and Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated, as representatives of the several underwriters of the Notes.	Incorporated by reference from the Registrant’s Form 8-K filed on April 23, 2010, Exhibit 1.1

4.1	Form of 4.75% Note due May 1, 2020	Incorporated by reference from the Registrant’s Form 8-K filed on April 23, 2010, Exhibit 4.1

10.1*	2010 Equity Incentive Plan	Incorporated by reference to Appendix A to the Registrant’s Form DEF 14A filed on April 8, 2010.

10.2*	Amendment 2009-2 to the Nordstrom 401(k) Plan & Profit Sharing	Filed herewith electronically

10.3*	Amendment 2009-3 to the Nordstrom 401(k) Plan & Profit Sharing	Filed herewith electronically

10.4*	Amendment 2010-1 to the Nordstrom 401(k) Plan & Profit Sharing	Filed herewith electronically

10.5*	Amendment 2010-2 to the Nordstrom 401(k) Plan & Profit Sharing	Filed herewith electronically

31.1	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Furnished herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith electronically

*	This exhibit is a management contract, compensatory plan or arrangement

26 of 26