Form 10-Q
period 2010-07-31
NORDSTROM INC
filed 2010-09-08
CIK 72333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

YES ☐ NO ☑

Common stock outstanding as of September 3, 2010: 219,177,667 shares of common stock

1 of 28

NORDSTROM, INC.

2 of 28

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

NORDSTROM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions except per share amounts)

(Unaudited)

	Quarter Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net sales	$2,417	$2,145	$4,407	$3,851
Credit card revenues	98	87	195	173

Total revenues	2,515	2,232	4,602	4,024
Cost of sales and related buying and occupancy costs	(1,565)	(1,418)	(2,808)	(2,525)
Selling, general and administrative expenses:
Retail	(613)	(531)	(1,146)	(978)
Credit	(65)	(77)	(157)	(169)

Earnings before interest and income taxes	272	206	491	352
Interest expense, net	(32)	(36)	(63)	(67)

Earnings before income taxes	240	170	428	285
Income tax expense	(94)	(65)	(166)	(99)

Net earnings	$146	$105	$262	$186

Earnings per basic share	$0.67	$0.49	$1.20	$0.86
Earnings per diluted share	$0.66	$0.48	$1.18	$0.86

Basic shares	219.2	216.5	218.8	216.2
Diluted shares	222.8	218.8	222.6	217.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 28

NORDSTROM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions)

(Unaudited)

	July 31, 2010	January 30, 2010	August 1, 2009
Assets
Current assets:
Cash and cash equivalents	$1,137	$795	$519
Accounts receivable, net	2,153	2,035	2,102
Merchandise inventories	1,055	898	929
Current deferred tax assets, net	245	238	234
Prepaid expenses and other	75	88	67

Total current assets	4,665	4,054	3,851

Land, buildings and equipment (net of accumulated depreciation of $3,465, $3,316 and $3,242)	2,279	2,242	2,241
Goodwill	53	53	53
Other assets	299	230	195

Total assets	$7,296	$6,579	$6,340

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,050	$726	$884
Accrued salaries, wages and related benefits	273	336	232
Other current liabilities	617	596	541
Current portion of long-term debt	6	356	375

Total current liabilities	1,946	2,014	2,032

Long-term debt, net	2,794	2,257	2,260
Deferred property incentives, net	486	469	465
Other liabilities	260	267	226

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 219.1, 217.7 and 216.4 shares issued and outstanding	1,120	1,066	1,026
Retained earnings	709	525	340
Accumulated other comprehensive loss	(19)	(19)	(9)

Total shareholders’ equity	1,810	1,572	1,357

Total liabilities and shareholders’ equity	$7,296	$6,579	$6,340

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 28

NORDSTROM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in millions except per share amounts)

(Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at January 30, 2010	217.7	$1,066	$525	$(19)	$1,572

Net earnings	—	—	262	—	262
Other comprehensive earnings, net of tax	—	—	—	—	—

Comprehensive net earnings					262
Dividends ($0.36 per share)	—	—	(78)	—	(78)
Issuance of common stock for:
Stock option plans	1.2	29	—	—	29
Employee stock purchase plan	0.2	7	—	—	7
Stock-based compensation	—	18	—	—	18

Balance at July 31, 2010	219.1	$1,120	$709	$(19)	$1,810

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Earnings (Loss)	Total
Balance at January 31, 2009	215.4	$997	$223	$(10)	$1,210

Net earnings	—	—	186	—	186
Other comprehensive earnings, net of tax	—	—	—	1	1

Comprehensive net earnings					187
Dividends ($0.32 per share)	—	—	(69)	—	(69)
Issuance of common stock for:
Stock option plans	0.5	7	—	—	7
Employee stock purchase plan	0.5	7	—	—	7
Stock-based compensation	—	15	—	—	15

Balance at August 1, 2009	216.4	$1,026	$340	$(9)	$1,357

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 28

NORDSTROM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six Months Ended
	July 31, 2010	August 1, 2009
Operating Activities
Net earnings	$262	$186
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of buildings and equipment, net	162	155
Amortization of deferred property incentives and other, net	(27)	(21)
Deferred income taxes, net	(34)	(32)
Stock-based compensation expense	20	17
Tax benefit from stock-based compensation	9	1
Excess tax benefit from stock-based compensation	(9)	(2)
Provision for bad debt expense	97	119
Change in operating assets and liabilities:
Accounts receivable	(128)	(143)
Merchandise inventories	(148)	(38)
Prepaid expenses and other assets	14	(13)
Accounts payable	276	324
Accrued salaries, wages and related benefits	(63)	18
Other current liabilities	15	39
Deferred property incentives	50	62
Other liabilities	(7)	25

Net cash provided by operating activities	489	697

Investing Activities
Capital expenditures	(192)	(196)
Change in credit card receivables originated at third parties	(88)	(133)

Net cash used in investing activities	(280)	(329)

Financing Activities
Repayments of commercial paper borrowings, net	–	(275)
Proceeds from long-term borrowings, net of discounts	498	399
Principal payments on long-term borrowings	(353)	(3)
Increase in cash book overdrafts	31	15
Cash dividends paid	(78)	(69)
Proceeds from exercise of stock options	20	6
Proceeds from employee stock purchase plan	7	7
Excess tax benefit from stock-based compensation	9	2
Other, net	(1)	(3)

Net cash provided by financing activities	133	79

Net increase in cash and cash equivalents	342	447
Cash and cash equivalents at beginning of period	795	72

Cash and cash equivalents at end of period	$1,137	$519

Supplemental Cash Flow Information
Cash paid during the period for:
Interest (net of capitalized interest)	$56	$61
Income taxes	$222	$95

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

The condensed consolidated financial statements as of and for the periods ended July 31, 2010 and August 1, 2009 are unaudited. The condensed consolidated balance sheet as of January 30, 2010 has been derived from the audited consolidated financial statements included in our 2009 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read together with the consolidated financial statements and related footnote disclosures contained in our 2009 Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires additional disclosures about the credit quality of financing receivables, including credit card receivables, and the allowance for doubtful accounts. The provisions of this ASU, which are effective beginning with our annual report for the year ending January 29, 2011, will not impact our consolidated financial position or statement of operations, as its requirements are disclosure-only in nature.

NOTE 2: ACCOUNTS RECEIVABLE

The following table illustrates the activity in our allowance for doubtful accounts for the six months ended July 31, 2010 and August 1, 2009:

	Six Months Ended
	July 31, 2010	August 1, 2009
Allowance at beginning of period	$190	$138
Bad debt provision	97	119
Net write-offs	(112)	(93)

Allowance at end of period	$175	$164

7 of 28

NORDSTROM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in millions except per share and per option amounts)

(Unaudited)

NOTE 3: DEBT AND CREDIT FACILITIES

Debt

A summary of our long-term debt is as follows:

	July 31, 2010	January 30, 2010	August 1, 2009
Secured
Series 2007-1 Class A Notes, 4.92%, retired April 2010	$—	$326	$326
Series 2007-1 Class B Notes, 5.02%, retired April 2010	—	24	24
Series 2007-2 Class A Notes, one-month LIBOR plus 0.06% per year, due April 2012	454	454	454
Series 2007-2 Class B Notes, one-month LIBOR plus 0.18% per year, due April 2012	46	46	46
Mortgage payable, 7.68%, due April 2020	58	60	61
Other	14	15	16

	572	925	927
Unsecured
Senior notes, 6.75%, due June 2014, net of unamortized discount	399	399	399
Senior notes, 6.25%, due January 2018, net of unamortized discount	647	647	647
Senior notes, 4.75%, due May 2020, net of unamortized discount	498	—	—
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 7.00%, due January 2038, net of unamortized discount	343	343	343
Other	41	(1)	19

	2,228	1,688	1,708

Total long-term debt	2,800	2,613	2,635
Less: current portion	(6)	(356)	(375)

Total due beyond one year	$2,794	$2,257	$2,260

On April 15, 2010, we retired our $350 Series 2007-1 Class A & B Notes. On April 23, 2010, we issued $500 of senior unsecured notes at 4.75%, due May 2020. After deducting the original issue discount of $2, net proceeds from the offering were $498. We intend to use the net proceeds from the issuance of the Notes for general corporate purposes.

As of July 31, 2010, the estimated fair value of long-term debt, including current maturities, based on quoted market prices of the same or similar issues, was $3,082. The estimated fair value of associated interest rate swap agreements was a $41 asset as of July 31, 2010. The interest rate swap fair value is included in other assets on the condensed consolidated balance sheet, with an offsetting adjustment to the carrying value of our long-term debt (included in other unsecured debt in the table above).

Credit Facilities

As of July 31, 2010, we had total short-term borrowing capacity available for general corporate purposes of $950. Of the total capacity, we had $650 under our commercial paper program, which is backed by our unsecured revolving credit facility (“revolver”) that expires in August 2012 and $300 under our Variable Funding Note facility (“2007-A VFN”) that expires in January 2011. As of July 31, 2010, we had no outstanding issuances under our commercial paper program and no outstanding borrowings under our revolver or our 2007-A VFN.

The revolver includes certain customary financial covenants. As of July 31, 2010, we were in compliance with these covenants.

8 of 28

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

NOTE 5: STOCK COMPENSATION PLANS

On May 18, 2010, our shareholders approved the adoption of the Nordstrom, Inc. 2010 Equity Incentive Plan (“2010 Plan”), which replaced the 2004 Equity Incentive Plan (“2004 Plan”). The 2010 Plan authorizes the grant of stock options, performance share units, restricted stock units, stock appreciation rights and both restricted and unrestricted shares of common stock to employees. The aggregate number of shares to be issued under the 2010 Plan may not exceed 11.6 plus any shares currently underlying awards outstanding under the 2004 Plan, which are forfeited or which expire during the term of the 2010 Plan. No future grants will be made under the 2004 Plan.

During the six months ended July 31, 2010 and August 1, 2009 we granted 2.6 and 4.9 options with weighted average grant-date fair values per option of $13 and $7.

NOTE 6: EARNINGS PER SHARE

The computation of earnings per share is as follows:

	Quarter Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009

Net earnings	$146	$105	$262	$186

Basic shares	219.2	216.5	218.8	216.2
Dilutive effect of stock options and performance share units	3.6	2.3	3.8	1.7

Diluted shares	222.8	218.8	222.6	217.9

Earnings per basic share	$0.67	$0.49	$1.20	$0.86
Earnings per diluted share	$0.66	$0.48	$1.18	$0.86

Anti-dilutive stock options and other	7.1	6.6	6.9	11.7

9 of 28

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

The segment information for the quarter and six months ended August 1, 2009 presented below has been adjusted to reflect our 2010 reportable segments.

Quarter Ended July 31, 2010	Retail	Credit	Corporate/Other	Total
Net sales	$ 2,499	—	$ (82)	$ 2,417
Credit card revenues	—	$ 98	—	98
Earnings (loss) before interest and income taxes	350	15	(93)	272
Interest expense, net	—	(5)	(27)	(32)
Earnings (loss) before income taxes	350	10	(120)	240

Quarter Ended August 1, 2009	Retail	Credit	Corporate/Other	Total
Net sales	$ 2,219	—	$ (74)	$ 2,145
Credit card revenues	—	$ 87	—	87
Earnings (loss) before interest and income taxes	307	(3)	(98)	206
Interest expense, net	—	(10)	(26)	(36)
Earnings (loss) before income taxes	307	(13)	(124)	170

Six Months Ended July 31, 2010	Retail	Credit	Corporate/Other	Total
Net sales	$ 4,514	—	$ (107)	$ 4,407
Credit card revenues	—	$ 195	—	195
Earnings (loss) before interest and income taxes	653	4	(166)	491
Interest expense, net	—	(12)	(51)	(63)
Earnings (loss) before income taxes	653	(8)	(217)	428
Total assets	3,111	2,157	2,028	7,296

Six Months Ended August 1, 2009	Retail	Credit	Corporate/Other	Total
Net sales	$ 3,951	—	$ (100)	$ 3,851
Credit card revenues	—	$ 173	—	173
Earnings (loss) before interest and income taxes	538	(21)	(165)	352
Interest expense, net	—	(20)	(47)	(67)
Earnings (loss) before income taxes	538	(41)	(212)	285
Total assets	2,954	2,120	1,266	6,340

10 of 28

NORDSTROM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in millions except per share and per option amounts)

(Unaudited)

NOTE 7: SEGMENT REPORTING (CONTINUED)

Within our reportable segments we also monitor sales by channel, as we believe sales are an important measure of our performance. Net sales by channel were as follows:

	Quarter Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net sales by channel:
Full-line stores	$ 1,927	$ 1,749	$ 3,400	$ 3,045
Direct	172	128	316	232

Multi-channel	2,099	1,877	3,716	3,277
Rack and other	400	342	798	674

Total Retail segment sales	2,499	2,219	4,514	3,951
Corporate/Other	(82)	(74)	(107)	(100)

Total net sales	$ 2,417	$ 2,145	$ 4,407	$ 3,851

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

NOTE 8: SUBSEQUENT EVENT

In August 2010, our Board of Directors authorized a program to repurchase up to $500 of our outstanding common stock, through January 28, 2012. We intend to fund the repurchase program using existing cash on-hand. The actual number and timing of future share repurchases, if any, will be subject to market conditions and applicable Securities and Exchange Commission rules.

11 of 28

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

CAUTIONARY STATEMENT

Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including, but not limited to, anticipated financial results (including, but not limited to, our anticipated same-store sales results, credit card revenues, gross profit rate, selling, general and administrative expenses, net interest expense, effective tax rate and earnings per share), anticipated store openings, capital expenditures and dividend yield, and trends in our operations. Such statements are based upon current beliefs and expectations of management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including but not limited to:

—	the impact of deteriorating economic and market conditions and the resultant impact on consumer spending patterns,

—	our ability to respond to the business environment and fashion trends,

—	our ability to safeguard our brand and reputation,

—	effective inventory management,

—	efficient and proper allocation of our capital resources,

—

successful execution of our store growth strategy including the timely completion of construction associated with newly planned stores, relocations and remodels, all of which may be impacted by the financial health of third parties,

—	our compliance with applicable banking and related laws and regulations impacting our ability to extend credit to our customers,

—	trends in personal bankruptcies and bad debt write-offs,

—	availability and cost of credit,

—	impact of the current regulatory environment and financial system reforms,

—	changes in interest rates,

—	disruptions in our supply chain,

—	our ability to maintain our relationships with vendors and developers who may be experiencing economic difficulties,

—	the geographic locations of our stores,

—	our ability to maintain relationships with our employees and to effectively train and develop our future leaders,

—	our compliance with information security and privacy laws and regulations, employment laws and regulations and other laws and regulations applicable to us,

—	successful execution of our information technology strategy,

—	successful execution of our multi-channel strategy,

—	risks related to fluctuations in world currencies,

—	public health concerns and the resulting impact on consumer spending patterns, supply chain, and employee health,

—	weather conditions and hazards of nature that affect consumer traffic and consumers’ purchasing patterns,

—	the effectiveness of planned advertising, marketing and promotional campaigns,

—	our ability to control costs, and

—	the timing and amounts of share repurchases, if any, by us.

These and other factors including those factors described in Part I, “Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K for the fiscal year ended January 30, 2010 and in Part II, “Item 1A. Risk Factors” on page 26 of this report, could affect our financial results and cause actual results to differ materially from any forward-looking information we may provide. We undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.

12 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued) (Amounts in millions except per share and per square foot amounts)

OVERVIEW

We started to experience positive momentum in our business in the second half of 2009. This momentum continued during the second quarter and first half of 2010. This progress is the result of our ongoing efforts in the areas of multi-channel execution, merchandising, new store opportunities and, most importantly, improving the customer experience.

During the second quarter, we hold three of our five annual sales events, consisting of the Half-Yearly Sale for Women and Kids, the Half-Yearly Sale for Men and the Anniversary Sale. During the Anniversary Sale, held in July, we offer a quality mix of merchandise with strong brand names at attractive prices, typically making July our second highest sales month of the year. Multi-channel same-store sales during the Anniversary Sale increased 9.0% this year, benefiting from a shared inventory platform for both our full-line and Direct channels that allowed us to better fulfill customer demand. Our multi-channel inventory capabilities allow us to better serve our customers by offering greater access to our inventory. We are continuing to invest in these capabilities as part of our commitment to improving the customer experience.

We strive to offer our customers compelling, fashionable merchandise in addition to a seamless, multi-channel shopping experience. Our merchandising efforts have also contributed to our recent performance, including sales growth and gross margin expansion. By managing our inventories effectively and flowing more new merchandise into our stores, we have been able to improve regular priced sales, increase inventory turnover and reduce markdowns.

Our strong financial position enables us to continue to invest in our business, through store growth and remodels, technology, merchandising systems and other opportunities. During the first half of 2010, we opened two full-line stores, relocated one full-line store and opened seven Nordstrom Rack stores, including our first store in Manhattan, New York. We have been encouraged by the results from our new store openings thus far this year. Also as part of our 2010 plans, we are investing in areas such as online marketing, social media, a web site redesign and updated merchandise allocation and assortment systems. These long-term investments are focused on improving our customers’ experience as their shopping habits continue to evolve.

Overall credit trends in our card portfolio have improved throughout the first half of 2010, with delinquency and write-off rates returning to levels comparable with the first half of 2009. Our card portfolio in California, which accounts for a disproportionate share of our credit write-offs, has also improved, although not to the same extent as in other states. We continue to closely monitor these metrics.

Macroeconomic conditions remained challenging throughout the first half of this year. We do not expect significant changes in the foreseeable future. While our business is improving, we remain mindful of lingering economic uncertainty as we plan for the remainder of the year. We believe we are well positioned to take advantage of opportunities to continue to improve our execution and gain market share.

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

Summary

The following tables summarize the results of our Retail Business for the quarter and six months ended July 31, 2010 compared with the quarter and six months ended August 1, 2009:

	Quarter Ended
	July 31, 2010		August 1, 2009
	Amount	% of net sales	Amount	% of net sales
Net sales	$2,417	100.0%	$2,145	100.0%
Cost of sales and related buying and occupancy costs	(1,547)	(64.0%)	(1,405)	(65.5%)

Gross profit	870	36.0%	740	34.5%
Selling, general and administrative expenses	(613)	(25.3%)	(531)	(24.7%)

Earnings before interest and income taxes	$257	10.7%	$209	9.8%

	Six Months Ended
	July 31, 2010		August 1, 2009
	Amount	% of net sales	Amount	% of net sales
Net sales	$4,407	100.0%	$3,851	100.0%
Cost of sales and related buying and occupancy costs	(2,774)	(63.0%)	(2,500)	(64.9%)

Gross profit	1,633	37.0%	1,351	35.1%
Selling, general and administrative expenses	(1,146)	(26.0%)	(978)	(25.4%)

Earnings before interest and income taxes	$487	11.1%	$373	9.7%

Retail Business Net Sales

	Quarter Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net sales by channel:
Full-line stores	$1,927	$1,749	$3,400	$3,045
Direct	172	128	316	232

Multi-channel	2,099	1,877	3,716	3,277
Rack and other	400	342	798	674

Total Retail segment sales	2,499	2,219	4,514	3,951
Corporate/Other	(82)	(74)	(107)	(100)

Total net sales	$2,417	$2,145	$4,407	$3,851

Net sales increase (decrease)	12.7%	(6.2%)	14.4%	(7.6%)

Same-store sales increase (decrease) by channel:
Full-line stores	8.2%	(12.3%)	9.7%	(14.2%)
Direct	34.0%	3.6%	36.1%	2.0%

Multi-channel	9.9%	(11.0%)	11.5%	(12.7%)
Rack	(0.9%)	0.8%	0.5%	1.1%

Total company	8.4%	(9.8%)	10.0%	(11.3%)

Sales per square foot	$ 104	$96	$190	$173

14 of 28

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued) (Amounts in millions except per share and per square foot amounts)

Net sales increased 12.7% for the quarter and 14.4% for the six months ended July 31, 2010 compared with the same periods in the prior year. During the six months ended July 31, 2010, we opened two full-line stores, relocated one full-line store and opened seven Rack stores.

Our multi-channel same-store sales increased 9.9% for the quarter and 11.5% for the six months ended July 31, 2010 compared with the same periods in 2009. The number of sales transactions increased for both the quarter and six months ended July 31, 2010 compared with the same periods last year, while the average selling price of our multi-channel merchandise decreased slightly. We continue to drive sales growth through our merchandising efforts, inventory management and multi-channel capabilities.

Multi-channel category highlights for both the quarter and six months ended July 31, 2010 included jewelry, dresses and women’s shoes. The Midwest and South were the top-performing geographic regions for both the quarter and six months ended July 31, 2010. Although California showed improving sales trends in the first half of the year, the region ended below the full-line store average.

Rack same-store sales decreased 0.9% for the quarter and increased 0.5% for the six months ended July 31, 2010 compared with the same periods in 2009. The average selling price of Rack merchandise declined for the quarter ended July 31, 2010 compared with the same period last year, partially offset by increases in the number of sales transactions.

We expect 2010 total company same-store sales to increase approximately 4% to 6% over 2009.

Retail Business Gross Profit

	Quarter Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Gross profit[1]	$ 870	$ 740	$ 1,633	$ 1,351
Gross profit rate[2]	36.0%	34.5%	37.0%	35.1%

[1] Gross profit is calculated as net sales less Retail Business cost of sales and related buying and occupancy costs. [2] Gross profit rate is calculated as gross profit divided by net sales.

			July 31, 2010	August 1, 2009
Ending inventory per square foot			$ 45.18	$ 41.58
Inventory turnover rate[1]			5.46	5.16

[1]	Inventory turnover rate is calculated as the trailing 12 months cost of sales and related buying and occupancy costs (for all segments) divided by the trailing 4-quarter average inventory.

Retail gross profit increased $130 for the quarter and $282 for the six months ended July 31, 2010 compared with the same periods in 2009. Our retail gross profit rate improved 144 basis points for the quarter and 196 basis points for the six months ended July 31, 2010 compared with the same periods in 2009. Retail gross profit consists of merchandise margin less buying and occupancy costs. For both the quarter and six months ended July 31, 2010 the increase in our gross profit rate was primarily due to improvement in merchandise margin, reflecting reduced markdown rates. As we have continued to improve sell-through rates as a result of our merchandising and multi-channel initiatives, we have been able to increase regular priced selling along with our inventory turnover rate.

15 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued) (Amounts in millions except per share and per square foot amounts)

Our ending inventory per square foot as of July 31, 2010 increased 8.7% over the second quarter of 2009 on an 8.3% increase in sales per square foot. As we approached the Anniversary Sale, we made changes to our inventory plans for the event to reflect higher sales projections. While our Anniversary Sale performance was strong, inventory levels at the end of the second quarter were slightly higher than expected. We have made adjustments to our inventory plans and expect to achieve continued improvement in inventory turnover during the second half of the year without adversely impacting our gross profit rate.

In 2010, we expect a 100 to 130 basis point improvement in our total company gross profit rate, which includes both our Retail gross profit and loyalty program costs within our Credit segment. We expect gross profit improvement to slow in the second half of the year when compared with 2009, when our sales and gross margin trends began to improve. The improvement will be partially offset by additional occupancy expense from the opening of three full-line stores and seventeen Rack stores in 2010.

Retail Business Selling, General and Administrative Expenses

	Quarter Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Selling, general and administrative expenses	$ 613	$ 531	$ 1,146	$ 978
Selling, general and administrative expense rate	25.3%	24.7%	26.0%	25.4%

Our Retail selling, general and administrative expenses (“Retail SG&A”) increased $82 for the quarter and $168 for the six months ended July 31, 2010 compared with the same periods in 2009. The increase in expense dollars for both periods was primarily due to variable expenses resulting from the improvement in our sales performance, as well as expenses for the three full-line stores and fifteen Rack stores opened since the second quarter of 2009. The increase in our Retail SG&A rate of approximately 60 basis points for both the quarter and six months ended July 31, 2010 was driven by planned increases in organizational, marketing and technology expenses as we reinvest in the business and expand our capabilities in areas such as online marketing, social media and improved merchandise allocation and assortment. In addition, we incurred increased fulfillment costs as we shipped more items to our customers due to the shared inventory platform between our full-line and on-line stores, particularly during the Anniversary Sale. Our Retail SG&A rate for the six months ended July 31, 2010 additionally was due to the timing of performance-related expenses, reflective of the improvement in our sales and earnings performance relative to our plan, and better visibility into operating trends relative to the first half of 2009.

We anticipate our Retail SG&A expense will increase $215 to $260 for 2010. This increase reflects our expectations for higher variable expenses consistent with the planned increase in sales, and expenses related to new stores and organizational, marketing and technology improvements.

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

	Quarter Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Finance charge revenue	$ 66	$ 63	$ 132	$ 127
Interchange – third party	19	19	37	35
Late fees and other revenue	13	5	26	11

Total credit card revenues	98	87	195	173
Interest expense	(5)	(10)	(12)	(20)

Net credit card income	93	77	183	153
Cost of sales and related buying and occupancy costs – loyalty program	(18)	(13)	(34)	(25)
Selling, general and administrative expenses	(65)	(77)	(157)	(169)

Total expense	(83)	(90)	(191)	(194)

Credit segment earnings (loss) before income taxes, as presented in segment disclosure	10	(13)	(8)	(41)

Intercompany merchant fees	17	14	29	24

Credit segment contribution (loss) before income taxes	$ 27	$ 1	$ 21	$ (17)

Average accounts receivable investment (assuming 80% of accounts receivable is funded with debt)	$ 432	$ 419	$ 432	$ 414
Credit segment contribution (loss), net of tax, as a percentage of average accounts receivable investment[1]	15.2%	0.8%	5.8%	(4.9%)

[1]	Based on annualized Credit segment contribution (loss), net of tax for the quarter and six months ended July 31, 2010 and August 1, 2009.

Net Credit Card Income

Credit card revenues increased to $98 and $195 for the quarter and six months ended July 31, 2010 from $87 and $173 for the quarter and six months ended August 1, 2009. The increases were primarily due to higher late fees and finance charges associated with increased delinquencies compared with the first half of 2009 (especially during the first quarter), growth in our accounts receivable balance and the increase in our annual percentage rate terms implemented during 2009.

We expect credit card revenues to increase $25 to $35 in 2010, due to moderate growth in our accounts receivable.

Interest expense decreased to $5 and $12 for the quarter and six months ended July 31, 2010 from $10 and $20 for the quarter and six months ended August 1, 2009, due to lower variable interest rates.

17 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued) (Amounts in millions except per share and per square foot amounts)

Credit Segment Cost of Sales and Related Buying and Occupancy Costs

Cost of sales and related buying and occupancy costs, which includes the estimated cost of Nordstrom Notes that will be issued and redeemed under our Fashion Rewards program, increased to $18 and $34 for the quarter and six months ended July 31, 2010 from $13 and $25 for the quarter and six months ended August 1, 2009. The increases were due to additional expenses related to the Fashion Rewards program as a result of increased use of Nordstrom credit cards and increased utilization of program benefits. We provide these benefits to our customers as participation in the Fashion Rewards program generates enhanced customer loyalty and incremental sales in our stores.

Credit Segment Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Credit segment (“Credit SG&A”) are made up of operational and marketing expenses and bad debt expense. These expenses are summarized in the following table:

	Quarter Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Operational and marketing expenses	$ 31	$ 25	$ 60	$ 50
Bad debt expense	34	52	97	119

Total credit selling, general and administrative expenses	$ 65	$ 77	$ 157	$ 169

Total Credit SG&A expenses decreased $12 for both the quarter and six months ended July 31, 2010 compared with the quarter and six months ended August 1, 2009 due to lower bad debt expense. The decreases in bad debt expense reflect continued improvements in our credit trends.

The following table illustrates the activity in our allowance for doubtful accounts for the six months ended July 31, 2010 and August 1, 2009:

			Six Months Ended
			July 31, 2010	August 1, 2009
Allowance at beginning of period			$ 190	$ 138
Bad debt provision			97	119
Net write-offs			(112)	(93)

Allowance at end of period			$ 175	$ 164

Allowance as a percentage of ending trade accounts receivable			7.8%	7.5%
Delinquent balances thirty days or more as a percentage of accounts receivable			3.5%	3.6%
Bad debt provision as a percentage of average accounts receivable[1]			6.2%	9.9%
Net write-offs as a percentage of average accounts receivable[2]			9.0%	9.4%

[1]	Based upon annualized second quarter bad debt provision.
[2]	Based upon annualized second quarter net write-offs.

During the first six months of 2010, our delinquency and write-off results have improved. As of July 31, 2010, our delinquency rate was 3.5%, down from 3.6% as of August 1, 2009 and 4.2% as of May 1, 2010. For the second quarter of 2010, net write-offs were $49, or 9.0% of average receivables on an annualized basis, down from $63, or 11.9% of average receivables in the first quarter of 2010, and $49, or 9.4% of average receivables in the second quarter of 2009. The decrease in write-offs for the second quarter reflects the recent improvement in delinquent accounts. As a result of these and expected continued improvements in our delinquency and write-off results, we reduced our allowance for doubtful accounts by $15 during the quarter ended July 31, 2010.

Net write-offs for the six months ended July 31, 2010, increased to $112 compared with $93 for the six months ended August 1, 2009. This increase reflects the write-off of delinquent accounts that originated during the second half of 2009.

We anticipate that 2010 selling, general and administrative expenses for our Credit segment will decrease by $40 to $50, primarily due to lower bad debt expense relative to 2009 as the unemployment rate stabilizes and our associated write-offs decline.

18 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued) (Amounts in millions except per share and per square foot amounts)

Recent Regulatory Changes

In May 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “Credit CARD Act”) was passed, resulting in new restrictions on credit card pricing, finance charges and fees, customer billing practices and payment application. These rules required us to make changes to our credit card business practices and systems. We have completed and implemented the necessary changes and new procedures to enable compliance with those rules that are currently effective, including the rules that had a mandatory effective date of August 22, 2010. There are additional Credit CARD Act rules that will be effective in February 2011, and we expect more regulation and interpretations of the new rules to emerge. Depending on the nature and extent of the full impact from these rules, and any interpretations or additional rules, the practices, revenues and profitability of our Credit segment could be adversely affected.

In addition, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted. This law significantly restructures regulatory oversight and other aspects of the financial industry. It creates a new federal agency to supervise and enforce consumer lending laws and regulations and expands state authority over consumer lending. Numerous regulations will be issued over the next 12 to 18 months to implement the requirements of this Act. The final regulatory details remain highly uncertain at this time. Depending on the nature and extent of these regulations and the enforcement approach of regulators under the new law, there could be a significantly adverse impact to our Credit segment.

Total Company Results

Interest Expense, Net

Interest expense, net decreased by $4 to $32 for the quarter ended July 31, 2010 compared with $36 for the same period in 2009. For the six months ended July 31, 2010, interest expense, net, decreased $4 to $63 from $67 for the same period last year. The decreases were driven by lower average interest rates partially offset by higher debt balances.

We anticipate our net interest expense to decrease $5 to $15 in 2010, due to lower interest rates relative to 2009.

Income Tax Expense

	Quarter Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Income tax expense	$94	$65	$166	$99
Effective tax rate	39.1%	38.2%	38.7%	34.7%

The increase in our effective tax rate for the quarter ended July 31, 2010 compared with the same period in 2009 is mainly due to the impact of non-taxable investment income in the second quarter of 2009. The increase in the effective tax rate for the six months ended July 31, 2010 compared with the same period in 2009, was primarily due to the impact of a non-recurring benefit of approximately $12 in the first quarter of 2009 related to the closure of our 2007 federal tax return audit.

We expect our effective tax rate to be 38.7% in 2010.

Net Earnings and Earnings per Diluted Share

	Quarter Ended		Six Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net earnings	$146	$105	$262	$186
Earnings per diluted share	$0.66	$0.48	$1.18	$0.86

Net earnings increased by $41 to $146 and earnings per diluted share increased by $0.18 to $0.66 for the quarter ended July 31, 2010, compared with the same period in 2009. Net earnings increased by $76 to $262 and earnings per diluted share increased by $0.32 to $1.18 for the six months ended July 31, 2010. These increases were primarily due to higher sales and higher gross profit rates, partially offset by higher variable and performance-related expenses associated with the improvement in our sales and earnings and planned expenses as we reinvest in the business.

For the 2010 fiscal year, we currently expect earnings per diluted share in the range of $2.50 to $2.65.

19 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued) (Amounts in millions except per share and per square foot amounts)

Return on Invested Capital (ROIC) (Non-GAAP financial measure)

We define Return on Invested Capital (ROIC) as follows:

ROIC =	Net Operating Profit after Taxes (NOPAT)
Average Invested Capital

We believe that ROIC is a useful financial measure for investors in evaluating our operating performance. When analyzed in conjunction with our net earnings and total assets and compared to return on assets, it provides investors with a useful tool to evaluate our ongoing operations and our management of assets from period to period. ROIC is one of our key financial metrics, and we also incorporate it into our executive incentive measures. We believe that overall performance as measured by ROIC correlates directly to shareholders’ return over the long term. For the 12 fiscal months ended July 31, 2010, our ROIC increased to 12.7% compared with 9.8% for the 12 fiscal months ended August 1, 2009. ROIC is not a measure of financial performance under GAAP, should not be considered a substitute for return on assets, net earnings or total assets as determined in accordance with GAAP, and may not be comparable with similarly titled measures reported by other companies. The closest measure calculated using GAAP amounts is return on assets, which increased to 7.7% from 5.5% for the 12 fiscal months ended July 31, 2010 compared with the 12 fiscal months ended August 1, 2009. The following is a comparison of return on assets to ROIC:

	12 Fiscal Months Ended
	July 31, 2010	August 1, 2009
Net earnings	$517	$325
Add: income tax expense	321	177
Add: interest expense, net	134	133

Earnings before interest and income taxes	972	635

Add: rent expense	54	38
Less: estimated depreciation on capitalized operating leases[1]	(29)	(20)

Net operating profit	997	653

Estimated income tax expense[2]	(382)	(230)

Net operating profit after tax (NOPAT)	$615	$423

Average total assets[3]	$6,689	$5,920
Less: average non-interest bearing current liabilities[4]	(1,726)	(1,454)
Less: average deferred property incentives[3]	(475)	(435)
Add: average estimated asset base of capitalized operating leases[5]	352	300

Average invested capital	$4,840	$4,331

Return on Assets	7.7%	5.5%
ROIC	12.7%	9.8%

[1]

Capitalized operating leases is our best estimate of the asset base we would record for our operating leases as if we had classified them as capital or purchased the property. Asset base is calculated as described in footnote 5 below.

[2]	Based upon our effective tax rate multiplied by the net operating profit for the 12 fiscal months ended July 31, 2010 and August 1, 2009.
[3]	Based upon the trailing 12-month average.
[4]	Based upon the trailing 12-month average for accounts payable, accrued salaries, wages and related benefits, and other current liabilities.
[5]	Based upon the trailing 12-month average of the monthly asset base, which is calculated as the trailing 12 months rent expense multiplied by 8.

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

For the six months ended July 31, 2010 cash and cash equivalents increased by $342 to $1,137, primarily due to cash provided by operations of $489, partially offset by capital expenditures of $192. Additionally, we received net proceeds from long-term borrowings of $498, repaid long-term borrowings totaling $353 and paid cash dividends of $78.

In August 2010, our Board of Directors authorized a program to repurchase up to $500 of our outstanding common stock, through January 28, 2012. We intend to fund the repurchase program using existing cash on-hand. The actual number and timing of share repurchases, if any, will be subject to market conditions and applicable Securities and Exchange Commission rules.

Operating Activities

Net cash provided by operating activities was $489 for the six months ended July 31, 2010 compared with $697 for the same period in 2009. The decrease was primarily due to the effects of working capital initiatives which increased cash generated from operating activities in 2009. In addition, payments for performance-related incentives and income taxes increased in 2010 as a result of improved operating performance in 2009.

Investing Activities

Net cash used in investing activities decreased to $280 for the six months ended July 31, 2010 from $329 for the six months ended August 1, 2009.

Capital expenditures decreased slightly due to the timing of expenditures incurred for store openings. We opened two full-line stores, relocated one full-line store and opened seven Rack stores in the first half of 2010, compared with opening two full-line stores, relocating one full-line store and opening five Rack stores for the same period last year. We also incurred capital expenditures for the opening of one full-line store and ten Rack stores, and relocation of one Rack store, which are scheduled to occur in the second half of 2010 compared with the one full-line store and eight Rack stores we opened in the second half of 2009.

Net cash outflows resulting from customers using their Nordstrom VISA credit cards for merchandise and services outside of Nordstrom stores decreased to $88 for the six months ended July 31, 2010 compared with $133 for the six months ended August 1, 2009. The decrease was a result of improved payment rates.

Financing Activities

Net cash provided by financing activities was $133 for the six months ended July 31, 2010 compared with $79 for the six months ended August 1, 2009.

During the first six months of 2010, we issued $500 of senior unsecured notes at 4.75% due May 2020. Net proceeds from the offering were $498. Additionally, we retired $350 of securitized notes in April 2010 using available cash, and paid dividends of $78. In May 2010, we increased our quarterly dividend from $0.16 per share to $0.20 per share.

During the first six months of 2009, our principal financing activities consisted of $399 in long-term borrowings, net, partially offset by repayments of outstanding issuances of commercial paper of $275 and dividends paid of $69.

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

We define Free Cash Flow as:

Free Cash Flow = Net Cash Provided By Operating Activities – Capital Expenditures – Change in Credit Card

Receivables Originated at Third Parties – Cash Dividends Paid +/(–) Increase/(Decrease) in Cash Book Overdrafts

Free cash flow is one of our key liquidity measures, and, in conjunction with GAAP measures, provides us with a meaningful analysis of our cash flows. We believe that our cash levels are more appropriately analyzed using this measure. Free cash flow is not a measure of liquidity under GAAP and should not be considered a substitute for operating cash flows as determined in accordance with GAAP. In addition, free cash flow does have limitations:

—	Free cash flow does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs; and
—	Other companies in our industry may calculate free cash flow differently than we do, limiting its usefulness as a comparative measure.

To compensate for these limitations, we analyze free cash flow in conjunction with other GAAP financial and performance measures impacting liquidity, including operating cash flows. The closest GAAP measure is net cash provided by operating activities, which was $489 and $697 for the six months ended July 31, 2010 and August 1, 2009. The following is a reconciliation of our net cash provided by operating activities and free cash flow:

	Six Months Ended
	July 31, 2010	August 1, 2009
Net cash provided by operating activities	$489	$697
Less: Capital expenditures	(192)	(196)
Change in credit card receivables originated at third parties	(88)	(133)
Cash dividends paid	(78)	(69)
Add: Increase in cash book overdrafts	31	15

Free cash flow	$162	$314

Net cash used in investing activities	$(280)	$(329)
Net cash provided by financing activities	$133	$79

22 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued) (Amounts in millions except per share and per square foot amounts)

Credit Capacity and Commitments

As of July 31, 2010 we had total short-term borrowing capacity available for general corporate purposes of $950. Of the total capacity, we had $650 under our commercial paper program, which is backed by our unsecured revolving credit facility (“revolver”) that expires in August 2012 and $300 under our Variable Funding Note facility (“2007-A VFN”) that expires in January 2011. As of July 31, 2010, we had no outstanding issuances under our commercial paper program and no outstanding borrowings under our revolver or our 2007-A VFN.

Impact of Credit Ratings

Under the terms of our $650 revolver, any borrowings we may incur will accrue interest at a floating rate tied to either:

(i)	LIBOR, or
(ii)	the higher of:
a.	the federal funds rate plus 50 basis points or
b.	the prime rate.

The rate depends upon the type of borrowing incurred, plus in each case an applicable margin. This applicable margin varies depending upon the credit ratings assigned to our long-term unsecured debt. At the time of this report, our long-term unsecured debt ratings, outlook and resulting applicable margin were as follows:

	Credit Ratings	Outlook
Moody’s	Baa2	Stable
Standard & Poor’s	BBB+	Positive

Base Interest Rate	Applicable Margin
LIBOR	2.125%
All other	1.125%

Should the ratings assigned to our long-term unsecured debt improve, the applicable margin associated with our borrowings may decrease, resulting in a slightly lower cost of capital under this facility. Should the ratings assigned to our long-term unsecured debt worsen, the applicable margin associated with our borrowings may increase, resulting in a slightly higher cost of capital under this facility.

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
EBITDAR

Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our current goal is to manage debt levels to maintain an investment grade credit rating as well as operate with an efficient capital structure for our size, growth plans and industry. Investment grade credit ratings are important to maintaining access to a variety of short-term and long-term sources of funding, and we rely on these funding sources to continue to grow our business. We believe a higher ratio, among other factors, could result in rating agency downgrades. In contrast, we believe a lower ratio would result in a higher cost of capital and could negatively impact shareholder returns. As of July 31, 2010, our Adjusted Debt to EBITDAR was 2.4 compared with 3.0 as of August 1, 2009. The decrease was primarily the result of an increase in earnings before interest and income taxes for the 12 months ended July 31, 2010 compared with the 12 months ended August 1, 2009.

Adjusted Debt to EBITDAR is not a measure of financial performance under GAAP and should not be considered a substitute for debt to net earnings, net earnings or debt as determined in accordance with GAAP. In addition, Adjusted Debt to EBITDAR does have limitations:

—	Adjusted Debt is not exact, but rather our best estimate of the total company debt we would hold if we had purchased the property and issued debt associated with our operating leases;
—

EBITDAR does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments, including leases, or the cash requirements necessary to service interest or principal payments on our debt; and

—	Other companies in our industry may calculate Adjusted Debt to EBITDAR differently than we do, limiting its usefulness as a comparative measure.

To compensate for these limitations, we analyze Adjusted Debt to EBITDAR in conjunction with other GAAP financial and performance measures impacting liquidity, including operating cash flows, capital spending and net earnings. The closest GAAP measure is debt to net earnings, which was 5.4 and 8.1 for the second quarter of 2010 and 2009. The following is a comparison of debt to net earnings and Adjusted Debt to EBITDAR:

	2010[1]	2009[1]
Debt	$2,800	$2,635
Add: rent expense x 8[2]	428	304
Less: fair value of interest rate swaps included in long-term debt	(41)	—

Adjusted Debt	$3,187	$2,939

Net earnings	517	325
Add: income tax expense	321	177
Add: interest expense, net	134	133

Earnings before interest and income taxes	972	635

Add: depreciation and amortization of buildings and equipment, net	319	311
Add: rent expense	54	38

EBITDAR	$1,345	$984

Debt to Net Earnings	5.4	8.1
Adjusted Debt to EBITDAR	2.4	3.0

[1]	The components of adjusted debt are as of July 31, 2010 and August 1, 2009, while the components of EBITDAR are for the 12 months ended July 31, 2010 and August 1, 2009.
[2]

The multiple of eight times rent expense used to calculate adjusted debt is our best estimate of the debt we would record for our leases that are classified as operating if they had met the criteria for a capital lease, or we had purchased the property.

24 of 28

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

The fixed charge coverage ratio is defined as:

EBITDAR less gross capital expenditures

Interest expense, net + rent expense

As of July 31, 2010 we were in compliance with these covenants. We will continue to monitor these covenants to ensure that we make any necessary adjustments to our plans and believe that we will remain in compliance with these covenants during 2010.

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

25 of 28

PART II - OTHER INFORMATION

Item 1A.  Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K. We are updating our risk factors as follows:

Regulatory Environment and Financial System Reforms

Recent economic developments, particularly in the financial markets, have resulted in increased legislative and regulatory actions. The Credit Card Accountability, Responsibility and Disclosure Act of 2009 (the “Credit CARD Act”) included new rules and restrictions on credit card pricing, finance charges and fees, customer billing practices and payment application. These provisions are likely to affect our credit business practices and could have a negative impact on our revenues and profitability.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted July 21, 2010. This law significantly restructures regulatory oversight and other aspects of the financial industry, creates a new federal agency to supervise and enforce consumer lending laws and regulations, and expands state authority over consumer lending. Numerous regulations will be issued over the next 12 to 18 months to implement the requirements of this Act. The final regulatory details remain highly uncertain at this time. Depending on the nature and extent of these regulations and the enforcement approach of regulators under the new law, our credit business could be significantly adversely affected.

The Dodd-Frank Act will also affect a number of changes related to the use of credit ratings in securities offerings and may impact our financing activities in the event we are not able to obtain consent to the use of credit ratings in registered securities offerings.

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
(Registrant)

/s/ Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 8, 2010

27 of 28

NORDSTROM, INC.

Index to Exhibits

Exhibit		Method of Filing

10.1	Revolving Credit Facility Agreement dated August 14, 2009, between Registrant and each of the initial lenders named therein as Lenders; Bank of America, N.A., as Agent; Wells Fargo Bank, N.A., as Syndication Agent; The Royal Bank of Scotland PLC and U.S. Bank National Association, as Co-Documentation Agents; and Banc of America Securities LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Co-Book Managers	Filed herewith electronically

10.2	Officers’ Certificate pursuant to Section 5(h) of the Underwriting Agreement, dated May 20, 2009, among Nordstrom, Inc. and several underwriters, in connection with the issuance and sale of $400M 6.75% Notes due 2014	Filed herewith electronically

10.3	Officers’ Certificate pursuant to Section 1.2 of the Indenture, dated as of December 3, 2007, between Nordstrom, Inc. and Wells Fargo Bank, N.A., in connection with the issuance of $400M 6.75% Notes due 2014	Filed herewith electronically

31.1	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Furnished herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith electronically

28 of 28