Form 10-Q
period 2010-10-30
NORDSTROM INC
filed 2010-12-08
CIK 72333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

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

YES ☐ NO ☑

Common stock outstanding as of December 3, 2010: 218,999,979 shares of common stock

1 of 28

NORDSTROM, INC.

2 of 28

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

NORDSTROM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions except per share amounts)

(Unaudited)

	Quarter Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net sales	$2,087	$1,868	$6,494	$ 5,719
Credit card revenues	95	95	290	268

Total revenues	2,182	1,963	6,784	5,987
Cost of sales and related buying and occupancy costs	(1,331)	(1,210)	(4,139)	(3,735)
Selling, general and administrative expenses:
Retail	(569)	(500)	(1,715)	(1,478)
Credit	(61)	(81)	(218)	(250)

Earnings before interest and income taxes	221	172	712	524
Interest expense, net	(31)	(38)	(94)	(105)

Earnings before income taxes	190	134	618	419
Income tax expense	(71)	(51)	(237)	(150)

Net earnings	$119	$83	$381	$ 269

Earnings per share:
Basic	$0.54	$0.38	$1.74	$ 1.24
Diluted	$0.53	$0.38	$1.71	$ 1.23

Weighted average shares outstanding:
Basic	219.0	217.1	218.9	216.5
Diluted	222.5	220.7	222.6	219.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 28

NORDSTROM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions)

(Unaudited)

	October 30, 2010	January 30, 2010	October 31, 2009
Assets
Current assets:
Cash and cash equivalents	$1,046	$795	$ 484
Accounts receivable, net	2,015	2,035	2,016
Merchandise inventories	1,307	898	1,193
Current deferred tax assets, net	238	238	230
Prepaid expenses and other	120	88	84

Total current assets	4,726	4,054	4,007

Land, buildings and equipment (net of accumulated depreciation of $3,451, $3,316 and $3,309)	2,300	2,242	2,239
Goodwill	53	53	53
Other assets	303	230	217

Total assets	$7,382	$6,579	$ 6,516

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,054	$726	$ 980
Accrued salaries, wages and related benefits	296	336	255
Other current liabilities	587	596	520
Current portion of long-term debt	6	356	356

Total current liabilities	1,943	2,014	2,111

Long-term debt, net	2,806	2,257	2,259
Deferred property incentives, net	496	469	470
Other liabilities	266	267	246

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 218.6, 217.7 and 217.3 shares issued and outstanding	1,138	1,066	1,051
Retained earnings	752	525	388
Accumulated other comprehensive loss	(19)	(19)	(9)

Total shareholders’ equity	1,871	1,572	1,430

Total liabilities and shareholders’ equity	$7,382	$6,579	$ 6,516

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 28

NORDSTROM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in millions except per share amounts)

(Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at January 30, 2010	217.7	$1,066	$525	$ (19)	$ 1,572

Net earnings	—	—	381	—	381
Other comprehensive earnings, net of tax	—	—	—	—	—

Comprehensive net earnings					381
Dividends ($0.56 per share)	—	—	(123)	—	(123)
Issuance of common stock for:
Stock option plans	1.4	32	—	—	32
Employee stock purchase plan	0.4	13	—	—	13
Other	—	1	—	—	1
Stock-based compensation	—	26	—	—	26
Repurchase of common stock	(0.9)	—	(31)	—	(31)

Balance at October 30, 2010	218.6	$1,138	$752	$ (19)	$ 1,871

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Earnings (Loss)	Total
Balance at January 31, 2009	215.4	$ 997	$223	$ (10)	$ 1,210

Net earnings	—	—	269	—	269
Other comprehensive earnings, net of tax	—	—	—	1	1

Comprehensive net earnings					270
Dividends ($0.48 per share)	—	—	(104)	—	(104)
Issuance of common stock for:
Stock option plans	1.1	18	—	—	18
Employee stock purchase plan	0.7	13	—	—	13
Other	0.1	1	—	—	1
Stock-based compensation	—	22	—	—	22

Balance at October 31, 2009	217.3	$1,051	$388	$ (9)	$ 1,430

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 28

NORDSTROM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine Months Ended
	October 30, 2010	October 31, 2009
Operating Activities
Net earnings	$ 381	$ 269
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of buildings and equipment, net	244	234
Amortization of deferred property incentives and other, net	(40)	(31)
Deferred income taxes, net	(16)	(45)
Stock-based compensation expense	29	24
Tax benefit from stock-based compensation	10	4
Excess tax benefit from stock-based compensation	(10)	(5)
Provision for bad debt expense	125	175
Change in operating assets and liabilities:
Accounts receivable	(46)	(119)
Merchandise inventories	(362)	(264)
Prepaid expenses and other assets	(36)	(13)
Accounts payable	267	401
Accrued salaries, wages and related benefits	(40)	41
Other current liabilities	(20)	(1)
Deferred property incentives	77	86
Other liabilities	(2)	45

Net cash provided by operating activities	561	801

Investing Activities
Capital expenditures	(295)	(281)
Change in credit card receivables originated at third parties	(59)	(129)
Other, net	4	1

Net cash used in investing activities	(350)	(409)

Financing Activities
Repayments of commercial paper borrowings, net	—	(275)
Proceeds from long-term borrowings, net of discounts	498	399
Principal payments on long-term borrowings	(354)	(24)
Increase in cash book overdrafts	2	—
Cash dividends paid	(123)	(104)
Repurchase of common stock	(31)	—
Proceeds from exercise of stock options	23	15
Proceeds from employee stock purchase plan	13	13
Excess tax benefit from stock-based compensation	10	5
Other, net	2	(9)

Net cash provided by financing activities	40	20

Net increase in cash and cash equivalents	251	412
Cash and cash equivalents at beginning of period	795	72

Cash and cash equivalents at end of period	$ 1,046	$ 484

Supplemental Cash Flow Information
Cash paid during the period for:
Interest (net of capitalized interest)	$ 69	$ 81
Income taxes	$ 335	$ 175

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

The condensed consolidated financial statements as of and for the periods ended October 30, 2010 and October 31, 2009 are unaudited. The condensed consolidated balance sheet as of January 30, 2010 has been derived from the audited consolidated financial statements included in our 2009 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read together with the consolidated financial statements and related footnote disclosures contained in our 2009 Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires additional disclosures about the credit quality of financing receivables, including credit card receivables, and the allowance for doubtful accounts. The provisions of this ASU, which are effective beginning with our annual report for the year ending January 29, 2011, will not impact our consolidated financial position or statement of operations, as its requirements are disclosure-only in nature.

NOTE 2: ACCOUNTS RECEIVABLE

The following table illustrates the activity in our allowance for doubtful accounts for the nine months ended October 30, 2010 and October 31, 2009:

	Nine Months Ended
	October 30, 2010	October 31, 2009
Allowance at beginning of period	$190	$ 138
Bad debt provision	125	175
Net write-offs	(155)	(143)

Allowance at end of period	$160	$ 170

7 of 28

NORDSTROM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in millions except per share and per option amounts)

(Unaudited)

NOTE 3: DEBT AND CREDIT FACILITIES

Debt

A summary of our long-term debt is as follows:

	October 30, 2010	January 30, 2010	October 31, 2009
Secured
Series 2007-1 Class A Notes, 4.92%, retired April 2010	—	$ 326	$ 326
Series 2007-1 Class B Notes, 5.02%, retired April 2010	—	24	24
Series 2007-2 Class A Notes, one-month LIBOR plus 0.06% per year, due April 2012	$ 454	454	454
Series 2007-2 Class B Notes, one-month LIBOR plus 0.18% per year, due April 2012	46	46	46
Mortgage payable, 7.68%, due April 2020	57	60	60
Other	13	15	16

	570	925	926
Unsecured
Senior notes, 6.75%, due June 2014, net of unamortized discount	399	399	399
Senior notes, 6.25%, due January 2018, net of unamortized discount	647	647	647
Senior notes, 4.75%, due May 2020, net of unamortized discount	498	—	—
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 7.00%, due January 2038, net of unamortized discount	343	343	343
Other	55	(1)	—

	2,242	1,688	1,689

Total long-term debt	2,812	2,613	2,615
Less: current portion	(6)	(356)	(356)

Total due beyond one year	$ 2,806	$ 2,257	$ 2,259

On April 15, 2010, we retired our $350 Series 2007-1 Class A & B Notes. On April 23, 2010, we issued $500 of senior unsecured notes at 4.75%, due May 2020. After deducting the original issue discount of $2, net proceeds from the offering were $498. We intend to use the net proceeds for general corporate purposes.

Our interest rate swap agreements (collectively, the “swap”), which have a $650 notional amount maturing in 2018, are intended to hedge the exposure of changes in the fair value of our fixed-rate senior notes due in 2018 from interest rate risk. We receive a fixed rate of 6.25% and pay a variable rate based on one-month LIBOR plus a margin of 2.9% (3.1% at October 30, 2010). The swap is designated as a fully effective fair value hedge. As such, the interest rate swap fair value is included in other assets or other liabilities on the condensed consolidated balance sheet, with an offsetting adjustment to the carrying value of our long-term debt (included in other unsecured debt in the table above).

As of October 30, 2010, the estimated fair value of long-term debt, including current maturities and excluding the value of our interest rate swap, was $3,071. The estimated fair value of the swap was a $55 asset as of October 30, 2010. The fair value of long-term debt is estimated using quoted market prices of the same or similar issues, while the fair value of our swap is estimated based upon open-market quotes for identical or comparable arrangements from reputable third-party brokers using market-based inputs, adjusted for credit risk. As such, these are considered Level 2 measurements, as defined by applicable fair value accounting standards.

8 of 28

NORDSTROM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in millions except per share and per option amounts)

(Unaudited)

NOTE 3: DEBT AND CREDIT FACILITIES (CONTINUED)

Credit Facilities

As of October 30, 2010, we had total short-term borrowing capacity available for general corporate purposes of $950. Of the total capacity, we had $650 under our commercial paper program, which is backed by our unsecured revolving credit facility (“revolver”) that expires in August 2012 and $300 under our Variable Funding Note facility (“2007-A VFN”) that expires in January 2011. As of October 30, 2010, we had no outstanding issuances under our commercial paper program and no outstanding borrowings under our revolver or our 2007-A VFN.

The revolver includes certain customary financial covenants. As of October 30, 2010, we were in compliance with these covenants.

NOTE 4: CONTINGENT LIABILITIES

We are subject from time to time to various claims and lawsuits arising in the ordinary course of business, including lawsuits alleging violations of state and/or federal wage and hour laws. Some of these suits purport or may be determined to be class actions and/or seek substantial damages. While we cannot predict the outcome of these matters with certainty, we do not believe any such claim, proceeding or litigation, either alone or in aggregate, will have a material impact on our results of operations, financial position or cash flows.

NOTE 5: SHAREHOLDERS’ EQUITY

In August 2010, our Board of Directors authorized a program to repurchase up to $500 of our outstanding common stock, through January 28, 2012. Through October 30, 2010, we repurchased 0.9 shares of our common stock under this program for an aggregate purchase price of $31, and had $469 in remaining capacity. The actual amount and timing of future share repurchases, if any, will be subject to market conditions and applicable Securities and Exchange Commission rules.

NOTE 6: STOCK COMPENSATION PLANS

On May 18, 2010, our shareholders approved the adoption of the Nordstrom, Inc. 2010 Equity Incentive Plan (“2010 Plan”), which replaced the 2004 Equity Incentive Plan (“2004 Plan”). The 2010 Plan authorizes the grant of stock options, performance share units, restricted stock units, stock appreciation rights and both restricted and unrestricted shares of common stock to employees. The aggregate number of shares to be issued under the 2010 Plan may not exceed 11.6 plus any shares currently outstanding under the 2004 Plan, which are forfeited or which expire during the term of the 2010 Plan. No future grants will be made under the 2004 Plan.

During the nine months ended October 30, 2010 and October 31, 2009, we granted 2.6 and 4.9 options with weighted average grant-date fair values per option of $13 and $7.

9 of 28

NORDSTROM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in millions except per share and per option amounts)

(Unaudited)

NOTE 7: EARNINGS PER SHARE

The computation of earnings per share is as follows:

	Quarter Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009

Net earnings	$ 119	$ 83	$ 381	$ 269

Basic shares	219.0	217.1	218.9	216.5
Dilutive effect of stock options and performance share units	3.5	3.6	3.7	2.5

Diluted shares	222.5	220.7	222.6	219.0

Earnings per basic share	$ 0.54	$ 0.38	$ 1.74	$ 1.24
Earnings per diluted share	$ 0.53	$ 0.38	$ 1.71	$ 1.23

Anti-dilutive stock options and other	7.1	4.7	7.0	8.0

NOTE 8: SEGMENT REPORTING

Through January 30, 2010, our reportable segments consisted of Retail Stores, Direct and Credit. Our Retail Stores segment included our Nordstrom full-line stores and our Nordstrom Rack off-price stores. Our Direct segment consisted of our online store, nordstrom.com.

We view our Nordstrom full-line stores and our Nordstrom online store as a single, “multi-channel” operating segment. Through our multi-channel initiatives, we have substantially integrated the operations, merchandising and technology of our Nordstrom full-line and online stores, consistent with our customers’ expectations of a seamless shopping experience regardless of channel. As a result, we have also realigned our internal reporting to our chief operating decision maker to be consistent with these multi-channel initiatives. Effective with the first quarter of 2010, we aggregate our Nordstrom multi-channel and Nordstrom Rack operating segments into a single reportable segment, which we refer to as Retail, based on their similar economic characteristics.

Through our Credit segment, we provide our customers with a variety of payment products and services, including a Nordstrom private label card, two Nordstrom VISA credit cards and a debit card for Nordstrom purchases. Our card products also include a loyalty program that provides benefits to our cardholders based on their level of spending.

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

10 of 28

NORDSTROM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in millions except per share and per option amounts)

(Unaudited)

NOTE 8: SEGMENT REPORTING (CONTINUED)

The segment information for the quarter and nine months ended October 31, 2009 presented below has been adjusted to reflect our 2010 reportable segments.

Quarter Ended October 30, 2010	Retail	Credit	Corporate/Other	Total
Net sales	$ 2,051	—	$ 36	$ 2,087
Credit card revenues	—	$ 95	—	95
Earnings (loss) before interest and income taxes	278	21	(78)	221
Interest expense, net	—	(4)	(27)	(31)
Earnings (loss) before income taxes	278	17	(105)	190

Quarter Ended October 31, 2009	Retail	Credit	Corporate/Other	Total
Net sales	$ 1,846	—	$ 22	$ 1,868
Credit card revenues	—	$ 96	(1)	95
Earnings (loss) before interest and income taxes	233	3	(64)	172
Interest expense, net	—	(11)	(27)	(38)
Earnings (loss) before income taxes	233	(8)	(91)	134

Nine Months Ended October 30, 2010	Retail	Credit	Corporate/Other	Total
Net sales	$ 6,565	—	$ (71)	$ 6,494
Credit card revenues	—	$ 290	—	290
Earnings (loss) before interest and income taxes	931	25	(244)	712
Interest expense, net	—	(16)	(78)	(94)
Earnings (loss) before income taxes	931	9	(322)	618
Total assets	3,319	2,031	2,032	7,382

Nine Months Ended October 31, 2009	Retail	Credit	Corporate/Other	Total
Net sales	$ 5,797	—	$ (78)	$ 5,719
Credit card revenues	—	$ 269	(1)	268
Earnings (loss) before interest and income taxes	771	(18)	(229)	524
Interest expense, net	—	(31)	(74)	(105)
Earnings (loss) before income taxes	771	(49)	(303)	419
Total assets	3,172	2,053	1,291	6,516

Within our reportable segments we also monitor sales by channel, as we believe sales are an important measure of our performance. Net sales by channel were as follows:

	Quarter Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net sales by channel:
Full-line stores	$ 1,481	$ 1,350	$ 4,881	$ 4,395
Direct	134	125	450	357

Multi-channel	1,615	1,475	5,331	4,752
Rack and other	436	371	1,234	1,045

Total Retail segment sales	2,051	1,846	6,565	5,797
Corporate/Other	36	22	(71)	(78)

Total net sales	$ 2,087	$ 1,868	$ 6,494	$ 5,719

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

•	our compliance with applicable banking and related laws and regulations impacting our ability to extend credit to our customers,

•	trends in personal bankruptcies and bad debt write-offs,

•	availability and cost of credit,

•	impact of the current regulatory environment and financial system reforms,

•	changes in interest rates,

•	disruptions in our supply chain,

•	our ability to maintain our relationships with vendors and developers who may be experiencing economic difficulties,

•	the geographic locations of our stores,

•	our ability to maintain relationships with our employees and to effectively train and develop our future leaders,

•	our compliance with information security and privacy laws and regulations, employment laws and regulations and other laws and regulations applicable to us,

•	successful execution of our information technology strategy,

•	successful execution of our multi-channel strategy,

•	risks related to fluctuations in world currencies,

•	public health concerns and the resulting impact on consumer spending patterns, supply chain, and employee health,

•	weather conditions and hazards of nature that affect consumer traffic and consumers’ purchasing patterns,

•	the effectiveness of planned advertising, marketing and promotional campaigns,

•	our ability to control costs, and

•	the timing and amounts of share repurchases, if any, by us.

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

We started to experience positive momentum in our business in the second half of 2009, which continued during the first half of 2010. This was a result of our ongoing efforts in the areas of multi-channel execution, merchandising and inventory management, new store and other growth opportunities and, most importantly, improving customer service. During the third quarter of 2010, these positive trends continued to favorably impact our business, as we marked thirteen consecutive months of total company same-store sales increases, with accelerating sales growth on a two-year basis, and five consecutive quarters of earnings improvement.

We strive to offer an outstanding customer experience, regardless of channel, with compelling fashion merchandise and high quality customer experience. This effort has contributed to our recent performance, including sales growth and gross margin expansion. By managing our inventories effectively and flowing new merchandise into our stores more quickly, we have been able to improve regular priced sales, gross profit and inventory turnover. Our multi-channel capabilities allow us to better serve our customers by offering greater access to our inventory and enabling them to shop with us however and whenever they choose. We are continuing to invest in these capabilities as part of our commitment to improving the customer experience.

Our strong financial position enables us to continue to invest in our business through store growth and remodels, technology, merchandising systems and other opportunities. During the nine months ended October 30, 2010, we opened three full-line stores and sixteen Nordstrom Rack stores, and relocated one full-line store and one Nordstrom Rack store. We have been encouraged by the results from our store openings thus far this year. We are also working to improve the online and multi-channel shopping experience by investing in areas such as online marketing, social media, a web site redesign and updated merchandise allocation and assortment systems in order to evolve with our customers’ changing needs.

Our credit business continues to improve. Customer payment rates have returned to pre-recession levels, resulting in improved delinquency and write-off trends. These benefits have been partially offset by lower than planned finance charge revenue. We continue to open accounts with high credit quality.

While we remained focused on growing our business, we believe there is still uncertainty in the current economic environment and we do not anticipate any meaningful change in overall consumer spending over the near term. We expect to take advantage of opportunities to continue to improve our execution and gain market share, as a result of our customer-focused strategy, ongoing efforts to improve service, compelling fashion merchandise and financial flexibility.

RESULTS OF OPERATIONS

Our reportable segments are Retail and Credit. Our Retail segment includes our Nordstrom multi-channel operations and our Rack and Jeffrey stores. For purposes of discussion and analysis of our results of operations, we combine our Retail segment results with revenues and expenses in the “Corporate/Other” column of our segment reporting footnote (collectively, the “Retail Business”). We analyze our results of operations through earnings before interest and income taxes for our Retail Business and Credit, while interest expense, income taxes and net earnings are discussed on a total company basis.

13 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued) (Amounts in millions except per share and per square foot amounts)

Retail Business

Summary

The following tables summarize the results of our Retail Business for the quarter and nine months ended October 30, 2010, compared with the quarter and nine months ended October 31, 2009:

	Quarter Ended
	October 30, 2010		October 31, 2009
	Amount	% of net sales	Amount	% of net sales
Net sales	$2,087	100.0%	$1,868	100.0%
Cost of sales and related buying and occupancy costs	(1,318)	(63.1%)	(1,198)	(64.2%)

Gross profit	769	36.9%	670	35.8%
Other revenues	—	N/A	(1)	N/A
Selling, general and administrative expenses	(569)	(27.3%)	(500)	(26.8%)

Earnings before interest and income taxes	$200	9.6%	$169	9.0%

	Nine Months Ended
	October 30, 2010		October 31, 2009
	Amount	% of net sales	Amount	% of net sales
Net sales	$6,494	100.0%	$5,719	100.0%
Cost of sales and related buying and occupancy costs	(4,092)	(63.0%)	(3,698)	(64.7%)

Gross profit	2,402	37.0%	2,021	35.3%
Other revenues	—	N/A	(1)	N/A
Selling, general and administrative expenses	(1,715)	(26.4%)	(1,478)	(25.8%)

Earnings before interest and income taxes	$687	10.6%	$542	9.5%

Retail Business Net Sales

	Quarter Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net sales by channel:
Full-line stores	$1,481	$1,350	$4,881	$ 4,395
Direct	134	125	450	357

Multi-channel	1,615	1,475	5,331	4,752
Rack and other	436	371	1,234	1,045

Total Retail segment sales	2,051	1,846	6,565	5,797
Corporate/Other	36	22	(71)	(78)

Total net sales	$2,087	$1,868	$6,494	$ 5,719

Net sales increase (decrease)	11.7%	3.5%	13.5%	(4.2%)

Same-store sales increase (decrease) by channel:
Full-line stores	7.3%	(4.2%)	8.9%	(11.4%)
Direct	7.6%	16.4%	26.2%	6.6%

Multi-channel	7.3%	(1.9%)	10.2%	(9.7%)
Rack	(2.2%)	3.0%	(0.4%)	1.8%

Total company	5.8%	(1.2%)	8.6%	(8.4%)

Sales per square foot	$88	$83	$279	$ 257

14 of 28

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued) (Amounts in millions except per share and per square foot amounts)

Net sales increased 11.7% for the quarter and 13.5% for the nine months ended October 30, 2010, compared with the same periods in the prior year. During the nine months ended October 30, 2010, we opened three full-line stores, relocated one full-line store, opened sixteen Rack stores and relocated one Rack store.

Our multi-channel same-store sales increased 7.3% for the quarter and 10.2% for the nine months ended October 30, 2010, compared with the same periods in 2009. The number of sales transactions increased for both the quarter and nine months ended October 30, 2010, compared with the same periods last year, while the average selling price of our multi-channel merchandise was relatively flat. We continue to drive sales growth through customer service, our merchandise offering and multi-channel capabilities.

Multi-channel category highlights for both the quarter and nine months ended October 30, 2010, included jewelry, dresses and shoes. The Midwest and Northwest were the top-performing geographic regions for the quarter and the Midwest and South for the nine months ended October 30, 2010.

Rack net sales increased $65, or 17.9%, for the quarter and $186, or 18.2%, for the nine months ended October 30, 2010, compared with the same periods in 2009. Rack same-store sales decreased 2.2% for the quarter and 0.4% for the nine months ended October 30, 2010, compared with the same periods in 2009. The average selling price of Rack merchandise declined for the quarter and nine months ended October 30, 2010, compared with the same periods last year, partially offset by increases in the number of sales transactions and units per transaction.

We expect 2010 total company same-store sales to increase approximately 6% over 2009.

Retail Business Gross Profit

	Quarter Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Gross profit[1]	$ 769	$ 670	$ 2,402	$ 2,021
Gross profit rate[2]	36.9%	35.8%	37.0%	35.3%

[1] Gross profit is calculated as net sales less Retail Business cost of sales and related buying and occupancy costs. [2] Gross profit rate is calculated as gross profit divided by net sales.

			October 30, 2010	October 31, 2009
Ending inventory per square foot			$ 54.94	$ 52.56
Inventory turnover rate[1]			5.19	5.00

[1]	Inventory turnover rate is calculated as the trailing 12-months cost of sales and related buying and occupancy costs (for all segments) divided by the trailing 4-quarter average inventory.

Retail gross profit, which consists of merchandise margin less buying and occupancy costs, increased $99 for the quarter and $381 for the nine months ended October 30, 2010, compared with the same periods in 2009. Our retail gross profit rate improved 106 basis points for the quarter and 167 basis points for the nine months ended October 30, 2010, compared with the same periods in 2009. For both the quarter and nine months ended October 30, 2010, the increase in our gross profit rate was primarily due to improvement in merchandise margin, as well as leveraging buying and occupancy costs on higher net sales. As a result of our merchandising and multi-channel capabilities, we achieved increases in regular priced selling along with our inventory turnover rate. Our ending inventory per square foot as of October 30, 2010, increased 4.5% compared with the end of the third quarter of 2009 on a 6.5% increase in sales per square foot.

In 2010, we expect a 100 to 115 basis point improvement in our total company gross profit rate, which includes both our Retail gross profit and loyalty program costs within our Credit segment.

15 of 28

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued) (Amounts in millions except per share and per square foot amounts)

Retail Business Selling, General and Administrative Expenses

	Quarter Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Selling, general and administrative expenses	$ 569	$ 500	$ 1,715	$ 1,478
Selling, general and administrative expense rate[1]	27.3%	26.8%	26.4%	25.8%

1 Selling, general and administrative expense rate is calculated as selling, general and administrative expenses for our Retail business as a percentage of net sales.

Our Retail selling, general and administrative expenses (“Retail SG&A”) increased $69 for the quarter and $237 for the nine months ended October 30, 2010, compared with the same periods in 2009. The majority of the increase in expense dollars for both periods was due to higher sales volume, and to expenses for the three full-line stores and eighteen Rack stores opened since the third quarter of 2009.

Our Retail SG&A rate increased 51 basis points for the quarter and 58 basis points for the nine months ended October 30, 2010, compared with the same periods last year. The increase in part was driven by planned increases in marketing and technology expenses as we continue to reinvest in the business and expand our capabilities in areas such as online marketing and social media. It also was due to the timing of performance-related expenses, reflective of the improvement in our sales and earnings performance relative to our plan. Additionally, fulfillment costs increased as we shipped more items to our customers due to the shared inventory platform between our online and full-line stores.

We anticipate our Retail SG&A expense will increase $260 to $270 for 2010.

16 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued) (Amounts in millions except per share and per square foot amounts)

Credit

Summary

The table below illustrates a detailed view of the operational results of our Credit segment, consistent with the segment disclosure provided in the Notes to Condensed Consolidated Financial Statements. In order to view the total economic contribution of our credit card program, intercompany merchant fees are included in the table below. Intercompany merchant fees represent the estimated intercompany income of our credit business from the usage of our cards in the Retail segment. To encourage the use of Nordstrom cards in our stores, the Credit segment does not charge the Retail segment an intercompany interchange merchant fee. On a consolidated basis, we avoid costs that would be incurred if our customers used third-party cards.

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

	Quarter Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Finance charge revenue	$ 66	$ 68	$ 198	$ 195
Interchange – third party	19	18	56	53
Late fees and other revenue	10	10	36	21

Total credit card revenues	95	96	290	269
Interest expense	(4)	(11)	(16)	(31)

Net credit card income	91	85	274	238
Cost of sales and related buying and occupancy costs – loyalty program	(13)	(12)	(47)	(37)
Selling, general and administrative expenses	(61)	(81)	(218)	(250)

Total expense	(74)	(93)	(265)	(287)

Credit segment earnings (loss) before income taxes, as presented in segment disclosure	17	(8)	9	(49)

Intercompany merchant fees	12	11	41	35

Credit segment contribution (loss) before income taxes	$ 29	$ 3	$ 50	$ (14)

Average accounts receivable investment (assuming 80% of accounts receivable is funded with debt)	$ 417	$ 431	$ 412	$ 417
Credit segment contribution (loss), net of tax, as a percentage of average accounts receivable investment[1]	17.0%	1.6%	9.8%	(2.7%)

[1]	Based on annualized Credit segment contribution (loss), net of tax for the quarter and nine months ended October 30, 2010 and October 31, 2009.

Net Credit Card Income

Credit card revenues for the third quarter of 2010 were relatively flat compared with the same period last year. Increased credit card volume was offset by improvements in customer payment rates and reduced delinquencies resulting in lower finance charge revenue. For the nine months ended October 30, 2010, credit card revenues increased by $21 to $290 compared with $269 for the nine months ended October 31, 2009. The increases were primarily due to higher late fees associated with increased delinquencies during the first half of 2010 compared with the first half of 2009.

We expect credit card revenues to increase $20 to $25 in 2010.

Interest expense decreased to $4 and $16 for the quarter and nine months ended October 30, 2010, from $11 and $31 for the quarter and nine months ended October 31, 2009, due to lower interest rates.

17 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued) (Amounts in millions except per share and per square foot amounts)

Credit Segment Cost of Sales and Related Buying and Occupancy Costs

Cost of sales and related buying and occupancy costs, which includes the estimated cost of Nordstrom Notes that will be issued and redeemed under our Fashion Rewards program, increased $1 for the quarter and $10 for the nine months ended October 30, 2010, compared with the same periods last year. The increases were due to additional expenses related to the Fashion Rewards program as a result of increased use of Nordstrom credit cards, and increased utilization of program benefits. We provide these benefits to our customers as participation in the Fashion Rewards program generates enhanced customer loyalty and incremental sales in our stores.

Credit Segment Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Credit segment (“Credit SG&A”) are made up of operational and marketing expenses and bad debt expense. These expenses are summarized in the following table:

	Quarter Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Operational and marketing expenses	$ 33	$ 25	$ 93	$ 75
Bad debt expense	28	56	125	175

Total Credit selling, general and administrative expenses	$ 61	$ 81	$ 218	$ 250

Total Credit SG&A expenses decreased $20 for the quarter and $32 for the nine months ended October 30, 2010, compared with the quarter and nine months ended October 31, 2009, due primarily to lower bad debt expense. This was partially offset by increases in operational and marketing expenses. The decreases in bad debt expense reflect continued improvements in our credit trends. Operational and marketing expenses are incurred to support and service our credit card products and the related rewards programs. The increase in these expenses was primarily driven by increased information technology expenses, higher collection agency fees from increased recoveries and expenses related to our loyalty program.

The following table illustrates the activity in our allowance for doubtful accounts for the quarter and nine months ended October 30, 2010 and October 31, 2009:

	Quarter Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Allowance at beginning of period	$ 175	$ 164	$ 190	$ 138
Bad debt provision	28	56	125	175
Net write-offs	(43)	(50)	(155)	(143)

Allowance at end of period	$ 160	$ 170	$ 160	$ 170

Annualized net write-offs as a percentage of average accounts receivable	8.2%	9.3%	10.0%	9.1%

			October 30, 2010	October 31, 2009
Allowance as a percentage of ending trade accounts receivable			7.6%	8.0%
Delinquent balances thirty days or more as a percentage of accounts receivable			3.5%	4.9%

During the first nine months of 2010, our delinquency and write-off results have improved. As of October 30, 2010, our delinquency rate was 3.5%, flat to the second quarter of 2010 and reduced from 4.9% as of October 31, 2009. For the third quarter of 2010, net write-offs were $43, or 8.2% of average receivables on an annualized basis, reduced from $49, or 9.0% of average receivables in the second quarter of 2010, and from $50, or 9.3% of average receivables in the third quarter of 2009. The decrease in write-offs for the third quarter reflects the improvement in delinquent accounts. As a result of these and expected continued improvements in our delinquency and write-off results, we reduced our allowance for doubtful accounts by $15 during the quarter and $30 during the nine months ended October 30, 2010.

Net write-offs for the nine months ended October 30, 2010, increased to $155, or 10.0% of average receivables on an annualized basis, compared with $143, or 9.1% of average receivables for the nine months ended October 31, 2009. This increase reflects the write-off of accounts that became delinquent during the second half of 2009.

18 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued) (Amounts in millions except per share and per square foot amounts)

We anticipate that 2010 selling, general and administrative expenses for our Credit segment will decrease by $65 to $70, primarily due to lower bad debt expense relative to 2009.

Recent Regulatory Changes

In May 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “Credit CARD Act”) was passed, resulting in new restrictions on credit card pricing, finance charges and fees, customer billing practices and payment application. These rules required us to make changes to our credit card business practices and systems. We have completed and implemented the necessary changes and new procedures to enable compliance with those rules that are currently effective, including the rules that had a mandatory effective date of August 22, 2010. There are additional Credit CARD Act rules that will be effective in February 2011, and we expect more regulations and interpretations of the new rules to emerge. Depending on the nature and extent of the full impact from these rules, and any interpretations or additional rules, the practices, revenues and profitability of our Credit segment could be adversely affected.

In addition, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted. This law significantly restructures regulatory oversight and other aspects of the financial industry. It creates a new federal agency to supervise and enforce consumer lending laws and regulations and expands state authority over consumer lending. Numerous regulations will be issued within the next year to implement the requirements of this Act. The final regulatory details remain highly uncertain at this time. Depending on the nature and extent of these regulations, and the enforcement approach of regulators under the new law, there could be an adverse impact to our Credit segment.

Total Company Results

Interest Expense, Net

Interest expense, net decreased by $7 to $31 for the quarter ended October 30, 2010, compared with $38 for the same period in 2009. For the nine months ended October 30, 2010, interest expense, net, decreased $11 to $94, from $105 for the same period last year. The decreases were driven by lower average interest rates, partially offset by higher debt balances.

We anticipate our net interest expense to decrease $10 to $15 in 2010.

Income Tax Expense

	Quarter Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Income tax expense	$71	$51	$237	$150
Effective tax rate	37.6%	38.0%	38.3%	35.7%

The increase in the effective tax rate for the nine months ended October 30, 2010, compared with the same period in 2009, was primarily due to the impact of a non-recurring benefit of approximately $12 in the first quarter of 2009 related to the closure of our 2007 federal tax return audit.

We expect our effective tax rate to be 38.6% in 2010.

Net Earnings and Earnings per Diluted Share

	Quarter Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net earnings	$119	$83	$381	$269
Earnings per diluted share	$0.53	$0.38	$1.71	$1.23

Net earnings increased by $36 to $119 and earnings per diluted share increased by $0.15 to $0.53 for the quarter ended October 30, 2010, compared with the same period in 2009. Net earnings increased by $112 to $381 and earnings per diluted share increased by $0.48 to $1.71 for the nine months ended October 30, 2010, compared with the same period in 2009. These increases were primarily due to higher sales and gross profit, partially offset by increased variable and performance-related expenses associated with the improvement in our sales and earnings, and planned expenses as we reinvest in the business.

For the 2010 fiscal year, we currently expect earnings per diluted share in the range of $2.60 to $2.65.

19 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued) (Amounts in millions except per share and per square foot amounts)

Return on Invested Capital (ROIC) (Non-GAAP financial measure)

We define Return on Invested Capital (ROIC) as follows:

ROIC =	Net Operating Profit after Taxes (NOPAT)
Average Invested Capital

We believe that ROIC is a useful financial measure for investors in evaluating our operating performance. When analyzed in conjunction with our net earnings and total assets and compared to return on assets, it provides investors with a useful tool to evaluate our ongoing operations and our management of assets from period to period. ROIC is one of our key financial metrics, and we also incorporate it into our executive incentive measures. We believe that overall performance as measured by ROIC correlates directly to shareholders’ return over the long term. For the 12 fiscal months ended October 30, 2010, our ROIC increased to 12.9%, compared with 9.9% for the 12 fiscal months ended October 31, 2009. ROIC is not a measure of financial performance under GAAP, should not be considered a substitute for return on assets, net earnings or total assets as determined in accordance with GAAP, and may not be comparable with similarly titled measures reported by other companies. The closest measure calculated using GAAP amounts is return on assets, which increased to 8.0% from 5.6% for the 12 fiscal months ended October 30, 2010, compared with the 12 fiscal months ended October 31, 2009. The following is a comparison of return on assets to ROIC:

	12 Fiscal Months Ended
	October 30, 2010	October 31, 2009
Net earnings	$553	$ 337
Add: income tax expense	342	205
Add: interest expense, net	128	138

Earnings before interest and income taxes	1,023	680

Add: rent expense	58	40
Less: estimated depreciation on capitalized operating leases[1]	(31)	(21)

Net operating profit	1,050	699

Estimated income tax expense[2]	(401)	(264)

Net operating profit after tax (NOPAT)	$649	$ 435

Average total assets[3]	$6,894	$ 6,043
Less: average non-interest bearing current liabilities[4]	(1,770)	(1,501)
Less: average deferred property incentives[3]	(480)	(451)
Add: average estimated asset base of capitalized operating leases[5]	386	302

Average invested capital	$5,030	$ 4,393

Return on Assets	8.0%	5.6%
ROIC	12.9%	9.9%

[1]

Capitalized operating leases is our best estimate of the asset base we would record for our operating leases as if we had classified them as capital or purchased the property. Asset base is calculated as described in footnote 5 below.

[2]	Based upon our effective tax rate multiplied by the net operating profit for the 12 fiscal months ended October 30, 2010 and October 31, 2009.
[3]	Based upon the trailing 12-month average.
[4]	Based upon the trailing 12-month average for accounts payable, accrued salaries, wages and related benefits, and other current liabilities.
[5]	Based upon the trailing 12-month average of the monthly asset base, which is calculated as the trailing 12-months rent expense multiplied by 8.

Our ROIC increased compared with the prior year primarily due to an increase in our earnings before interest and income taxes. This was partly offset by an increase in our average invested capital, attributable primarily to growth in cash and cash equivalents.

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

Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our solid financial position and allow flexibility for future strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments. We believe our existing cash on-hand, operating cash flows, available credit facilities and potential future borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives.

For the nine months ended October 30, 2010, cash and cash equivalents increased by $251 to $1,046, primarily due to cash provided by operations of $561, partially offset by capital expenditures of $295. Additionally, we received net proceeds from long-term borrowings of $498, repaid long-term borrowings totaling $354, paid cash dividends of $123 and repurchased $31 of common stock.

Operating Activities

Net cash provided by operating activities was $561 for the nine months ended October 30, 2010, compared with $801 for the same period in 2009. The decrease was primarily due to the effects of working capital initiatives, which increased cash generated from operating activities in 2009, as well as payments for performance-related incentives and income taxes. Payments for our performance-related incentives and income taxes relate to the earnings performance in the prior year. The increase in payments in 2010 is the result of improved operating performance in 2009 as compared with 2008.

Investing Activities

Net cash used in investing activities decreased to $350 for the nine months ended October 30, 2010, from $409 for the nine months ended October 31, 2009.

Capital expenditures increased due to greater store remodel activity and the timing of expenditures incurred for store openings. We opened three full-line stores and sixteen Rack stores in the first nine months of 2010, compared with opening three full-line stores and eleven Rack stores for the same period last year. Additionally, we relocated one full-line store and one Rack store in the first nine months of 2010, compared with one full-line relocation for the same period last year.

Net cash outflows resulting from customers using their Nordstrom VISA credit cards for merchandise and services outside of Nordstrom stores decreased to $59 for the nine months ended October 30, 2010, compared with $129 for the nine months ended October 31, 2009. The decrease was a result of improved payment rates.

Financing Activities

Net cash provided by financing activities was $40 for the nine months ended October 30, 2010, compared with $20 for the nine months ended October 31, 2009.

During the first nine months of 2010, we issued $500 of senior unsecured notes at 4.75%, due May 2020. Net proceeds from the offering were $498. Additionally, we retired $350 of securitized notes in April 2010 using available cash and paid dividends of $123. In May 2010, we increased our quarterly dividend from $0.16 per share to $0.20 per share.

During the first nine months of 2009, our principal financing activities consisted of $399 in long-term borrowings, net, partially offset by repayments of outstanding issuances of commercial paper of $275 and dividends paid of $104.

In August 2010, our Board of Directors authorized a program to repurchase up to $500 of our outstanding common stock, through January 28, 2012. Through October 30, 2010, we repurchased 0.9 shares of our common stock under this program for an aggregate purchase price of $31, and had $469 in remaining capacity. The actual amount and timing of future share repurchases, if any, will be subject to market conditions and applicable Securities and Exchange Commission rules.

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

To compensate for these limitations, we analyze free cash flow in conjunction with other GAAP financial and performance measures impacting liquidity, including operating cash flows. The closest GAAP measure is net cash provided by operating activities, which was $561 and $801 for the nine months ended October 30, 2010 and October 31, 2009. The following is a reconciliation of our net cash provided by operating activities and free cash flow:

	Nine Months Ended
	October 30, 2010	October 31, 2009
Net cash provided by operating activities	$561	$ 801
Less: capital expenditures	(295)	(281)
Less: change in credit card receivables originated at third parties	(59)	(129)
Less: cash dividends paid	(123)	(104)
Add: increase in cash book overdrafts	2	—

Free cash flow	$86	$ 287

Net cash used in investing activities	$(350)	$ (409)
Net cash provided by financing activities	$40	$ 20

22 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued) (Amounts in millions except per share and per square foot amounts)

Credit Capacity and Commitments

As of October 30, 2010, we had total short-term borrowing capacity available for general corporate purposes of $950. Of the total capacity, we had $650 under our commercial paper program, which is backed by our unsecured revolving credit facility (“revolver”) that expires in August 2012, and $300 under our Variable Funding Note facility (“2007-A VFN”) that expires in January 2011. As of October 30, 2010, we had no outstanding issuances under our commercial paper program and no outstanding borrowings under our revolver or our 2007-A VFN.

Impact of Credit Ratings

Under the terms of our $650 revolver, any borrowings we may incur will accrue interest at a floating base rate tied to either:

(i)	LIBOR or
(ii)	the higher of:
a.	the federal funds rate plus 50 basis points or
b.	the prime rate.

The rate depends upon the type of borrowing incurred, plus in each case an applicable margin. This applicable margin varies depending upon the credit ratings assigned to our long-term unsecured debt. At the time of this report, our long-term unsecured debt ratings, outlook and resulting applicable margin were as follows:

	Credit Ratings	Outlook
Moody’s	Baa2 BBB+	Stable Positive
Standard & Poor’s

Base Interest Rate	Applicable Margin
LIBOR	2.125%
All other	1.125%

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
EBITDAR

Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our current goal is to manage debt levels to maintain an investment-grade credit rating as well as operate with an efficient capital structure for our size, growth plans and industry. Investment-grade credit ratings are important to maintaining access to a variety of short-term and long-term sources of funding, and we rely on these funding sources to continue to grow our business. We believe a higher ratio, among other factors, could result in rating agency downgrades. In contrast, we believe a lower ratio would result in a higher cost of capital and could negatively impact shareholder returns. As of October 30, 2010, our Adjusted Debt to EBITDAR was 2.3 compared with 2.8 as of October 31, 2009. The decrease was primarily the result of an increase in earnings before interest and income taxes for the 12 months ended October 30, 2010, compared with the 12 months ended October 31, 2009.

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

To compensate for these limitations, we analyze Adjusted Debt to EBITDAR in conjunction with other GAAP financial and performance measures impacting liquidity, including operating cash flows, capital spending and net earnings. The closest GAAP measure is debt to net earnings, which was 5.1 and 7.8 for the third quarter of 2010 and 2009. The following is a comparison of debt to net earnings and Adjusted Debt to EBITDAR:

	2010[1]	2009[1]
Debt	$2,812	$ 2,615
Add: rent expense x 8[2]	467	320
Less: fair value of interest rate swaps included in long-term debt	(55)	—

Adjusted Debt	$3,224	$ 2,935

Net earnings	553	337
Add: income tax expense	342	205
Add: interest expense, net	128	138

Earnings before interest and income taxes	1,023	680

Add: depreciation and amortization of buildings and equipment, net	322	314
Add: rent expense	58	40

EBITDAR	$1,403	$ 1,034

Debt to Net Earnings	5.1	7.8
Adjusted Debt to EBITDAR	2.3	2.8

[1]	The components of adjusted debt are as of October 30, 2010 and October 31, 2009, while the components of EBITDAR are for the 12 months ended October 30, 2010 and October 31, 2009.
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

The fixed charge coverage ratio is defined as:

EBITDAR less gross capital expenditures

Interest expense, net + rent expense

As of October 30, 2010, we were in compliance with these covenants. We will continue to monitor these covenants to ensure that we make any necessary adjustments to our plans and believe that we will remain in compliance with these covenants during 2010.

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

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted July 21, 2010. This law significantly restructures regulatory oversight and other aspects of the financial industry, creates a new federal agency to supervise and enforce consumer lending laws and regulations, and expands state authority over consumer lending. Numerous regulations will be issued within the next year to implement the requirements of this Act. The final regulatory details remain highly uncertain at this time. Depending on the nature and extent of these regulations and the enforcement approach of regulators under the new law, our credit business could be adversely affected.

The Dodd-Frank Act will also affect a number of changes related to the use of credit ratings in securities offerings and may impact our financing activities in the event we are not able to obtain consent to the use of credit ratings in registered securities offerings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchases

(Dollar and share amounts in millions, except per share amounts)

	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]

August 2010 (August 1, 2010 to August 28, 2010)	—	—	—	$ 500

September 2010 (August 29, 2010 to October 2, 2010)	0.8	$34.27	0.8	$ 472

October 2010 (October 3, 2010 to October 30, 2010)	0.1	$36.62	0.1	$ 469

Total	0.9	$34.50	0.9

[1]

In August 2010, our Board of Directors authorized a program to repurchase up to $500 of our outstanding common stock, through January 28, 2012. Through October 30, 2010, we repurchased 0.9 shares of our common stock under this program, for an aggregate purchase price of $31, and had $469 in remaining capacity. The actual amount and timing of future share repurchases, if any, will be subject to market conditions and applicable Securities and Exchange Commission rules.

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

Date: December 8, 2010

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