Form 10-K
period 2011-01-29
NORDSTROM INC
filed 2011-03-18
CIK 72333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2011

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

Registrant’s telephone number, including area code 206-628-2111

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

As of July 30, 2010 the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $6.2 billion using the closing sales price on that day of $34.00. On March 11, 2011, 218,078,190 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders scheduled to be held on May 11, 2011 are incorporated into Part III.

Nordstrom, Inc. and subsidiaries	1

[This page intentionally left blank.]

Nordstrom, Inc. and subsidiaries	3

PART I

Item 1. Business.

DESCRIPTION OF BUSINESS

Founded in 1901 as a retail shoe business in Seattle, Nordstrom later incorporated in the state of Washington in 1946. We are one of the nation’s leading fashion specialty retailers, with 207 U.S. stores located in 28 states as of March 18, 2011. The west and east coasts are the areas in which we have the largest presence. We have two reportable segments: Retail and Credit.

The Retail segment includes our 115 ‘Nordstrom’ full-line stores, our Nordstrom online store at www.nordstrom.com, 89 off-price ‘Nordstrom Rack’ stores, two ‘Jeffrey’ boutiques and one clearance store that operates under the name ‘Last Chance.’ Through these multiple retail channels, we offer our customers a wide selection of high-quality brand name and private label merchandise focused on apparel, shoes, cosmetics and accessories. Our Nordstrom full-line stores and online store are substantially integrated, allowing us to provide our customers with a seamless shopping experience across channels. Our online store’s merchandise is primarily shipped from our fulfillment center in Cedar Rapids, Iowa and we have the ability to fulfill online orders from any of our Nordstrom full-line stores. Additionally we offer our customers the option to purchase items on our website and pick them up in our Nordstrom full-line stores. These capabilities allow us to better serve customers across various channels and improve sales. The Nordstrom Rack stores purchase high-quality name brand merchandise directly from vendors and also serve as outlets for clearance merchandise from our Nordstrom stores.

Our Credit segment includes our wholly owned federal savings bank, Nordstrom fsb, through which we provide a private label credit card, two Nordstrom VISA credit cards and a debit card for Nordstrom purchases. The credit and debit cards feature a shopping-based loyalty program designed to increase customer visits and spending. Although the primary purpose of our Credit business is to foster greater customer loyalty and drive more sales, we also generate revenues through finance charges and other fees on these cards.

For more information about our business and our reportable segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 17 and Note 14 of the Notes to Consolidated Financial Statements in Item 8.

FISCAL YEAR

We operate on a 52/53-week fiscal year ending on the Saturday closest to January 31st. References to 2010, 2009 and 2008 relate to the 52-week fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009. References to 2011 relate to the 52-week fiscal year ending January 28, 2012.

TRADEMARKS

We have 119 trademarks, each of which is the subject of one or more trademark registrations and/or trademark applications. Our most notable trademarks include Nordstrom, Nordstrom Rack, Halogen, Caslon, Classiques Entier, John W. Nordstrom and BP. Each of our trademarks is renewable indefinitely provided that it is still used in commerce at the time of the renewal.

RETURN POLICY

We offer our customers a liberal return policy at our Nordstrom full-line stores and online at www.nordstrom.com. Our Nordstrom Rack stores accept returns up to 30 days from the date of purchase with the original price tag and sales receipt. In general, our return policy is considered to be more generous than industry standards.

SEASONALITY

Due to our Anniversary Sale in July, the holidays in December and the half-yearly sales that occur in the second and fourth quarters, our sales are typically higher in the second and fourth quarters of the fiscal year than in the first and third quarters.

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

In order to offer merchandise that our customers want, we purchase merchandise from a wide variety of high-quality suppliers, including domestic and foreign businesses. We also have arrangements with agents and contract manufacturers to produce our private label merchandise. We expect our suppliers to meet our “Nordstrom Partnership Guidelines,” which address our corporate social responsibility standards for matters such as legal and regulatory compliance, labor, health and safety and the environment.

COMPETITIVE CONDITIONS

We operate in a highly competitive business environment. We compete with other national, regional and local retail establishments that may carry similar lines of merchandise, including department stores, specialty stores, boutiques and Internet businesses. Our specific competitors vary from market to market. We believe the keys to competing in our industry include, first and foremost, customer service, fashion newness, quality of product, the shopping experience across all channels, depth of selection, store environment and location.

EMPLOYEES

During 2010, we employed approximately 52,000 employees on a full- or part-time basis. Due to the seasonal nature of our business, employment increased to approximately 55,000 employees in July 2010 and 54,000 in December 2010. Substantially all of our employees are non-union. We believe our relationship with our employees is good.

CAUTIONARY STATEMENT

Certain statements in this Annual Report on Form 10-K contain or may suggest “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including, but not limited to, anticipated financial results (including, but not limited to, our anticipated same store-sales results, credit card revenues, gross profit rate, selling, general and administrative expenses, net interest expense, effective tax rate, earnings per share and operating cash flows), anticipated store openings, capital expenditures, dividend payout and trends in our operations. Such statements are based upon the current beliefs and expectations of the company’s management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including, but not limited to: the impact of economic and market conditions and the resultant impact on consumer spending patterns; our ability to maintain our relationships with vendors; our ability to respond to the business environment, consumer preferences and fashion trends; effective inventory management; successful execution of our growth strategy, including possible expansion into new markets, technological investments, acquisitions and the timely completion of construction associated with newly planned stores, relocations and remodels, which may be impacted by the financial health of third parties; our ability to maintain relationships with our employees and to effectively train and develop our future leaders; successful execution of our multi-channel strategy; our compliance with applicable banking and related laws and regulations impacting our ability to extend credit to our customers; impact of the current regulatory environment and financial system and health care reforms; our compliance with information security and privacy laws and regulations, employment laws and regulations and other laws and regulations applicable to us; trends in personal bankruptcies and bad debt write-offs; changes in interest rates; efficient and proper allocation of our capital resources; availability and cost of credit; our ability to safeguard our brand and reputation; successful execution of our information technology strategy; disruptions in our supply chain; the geographic locations of our stores; public health concerns and the resulting impact on consumer spending patterns, supply chain and employee health; weather conditions and hazards of nature that affect consumer traffic and consumers’ purchasing patterns; the effectiveness of planned advertising, marketing and promotional campaigns; our ability to control costs; and the timing and amounts of share repurchases by the company, if any, or any share issuances by the company, including issuances associated with option exercises or other matters. These and other factors could affect our financial results and cause actual results to differ materially from any forward-looking information we may provide. We undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.

SEC FILINGS

We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”). All material we file with the SEC is publicly available at the SEC’s Public Reference Room at 100 F Street NE, Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

WEBSITE ACCESS

Our website address is www.nordstrom.com. We make available free of charge on or through our website our annual and quarterly reports on Form 10-K and 10-Q (including related filings in XBRL format), current reports on Form 8-K, statements of changes in beneficial ownership of securities on Form 4 and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file the report with or furnish it to the SEC. Interested parties may also access a webcast of quarterly earnings conference calls and other financial events through our website.

CORPORATE GOVERNANCE

We have a long-standing commitment to upholding a high level of ethical standards. In addition, as required by the listing standards of the New York Stock Exchange (“NYSE”) and the rules of the SEC, we have adopted Codes of Business Conduct and Ethics for our employees, officers and directors (“Codes of Ethics”) and Corporate Governance Guidelines. We have posted on our website our Codes of Ethics, our Corporate Governance Guidelines and our Committee Charters for the Audit, Compensation, Corporate Governance and Nominating, and Finance Committees.

These items are also available in print to any person, without charge, upon request to:

Nordstrom Investor Relations

P.O. Box 2737

Seattle, Washington 98111-2737

(206) 303-3200

invrelations@nordstrom.com

Nordstrom, Inc. and subsidiaries	5

Item 1A. Risk Factors.

Dollars in millions

Our business faces many risks. We believe the risks described below outline the items of most concern to us. However, these are not the only risks we face.

ECONOMIC CONDITIONS

The deterioration in economic conditions that began in 2007 affected our business in several ways. Elevated unemployment, the tightening of consumer credit and the decline in the housing and stock markets in the United States all contributed to a reduction in consumer spending, which in turn had a negative impact on our revenues. We sell high-quality apparel, shoes, cosmetics and accessories, which many consumers consider to be discretionary items. During economic downturns, fewer customers may shop in our stores and on our website, and those who do shop may limit the amount of their purchases, all of which may lead to lower sales, higher markdowns and increased marketing and promotional spending in response to lower demand. The deterioration of economic conditions also adversely affected our credit customers’ payment patterns and delinquency rates, increasing our bad debt expense. Our business has improved and some macroeconomic indicators suggest that a modest economic recovery has begun, however key factors such as employment levels, consumer credit and housing market conditions remain weak. A sluggish economic recovery or a renewed downturn could have a significant adverse effect on our business.

In addition, many states where we conduct business are facing significant budget shortfalls as a result of the economic downturn, and may seek to address those shortfalls through unfavorable changes in tax laws and interpretation of existing laws. An increase in our tax liabilities could adversely affect our results of operations.

IMPACT OF COMPETITIVE MARKET FORCES

The fashion specialty retail industry is highly competitive. We compete with other national, regional and local retail establishments that may carry similar lines of merchandise, including department stores, specialty stores, boutiques and Internet businesses. If we are unable to remain competitive in the key areas of customer service, fashion newness, quality of products, the shopping experience across all channels, depth of selection, store environment and location, we may lose market share to our competitors and our sales and profitability could suffer.

Our Credit segment faces competition from large banks and other credit card companies, some of which have substantial financial resources. Many of our competitors offer general-purpose credit card products with a variety of loyalty programs. In addition, there is intense competition for cardholders with “prime” credit ratings who make up a significant portion of our credit portfolio. If we do not effectively respond to the competitive banking and credit card environment, we could lose market share to our competitors, which would have an adverse effect on our credit business.

AVAILABILITY AND COST OF MERCHANDISE

Our relationships with our merchandise vendors have been a significant contributor to our success and our position as a retailer of high-quality fashion merchandise. We have no guaranteed supply arrangements with our key vendors, many of whom limit the number of retail channels they use to sell their merchandise. Competition to obtain and sell this merchandise is intense. Nearly all of the brands of our top vendors are sold by competing retailers, and many of our top vendors also have their own dedicated retail stores. If one or more of our top vendors were to limit or reduce our access to their merchandise, our business could be adversely affected. Further, if our merchandise costs increase due to increased raw material or labor costs or other factors, our ability to respond or the effect of our response could adversely affect our sales or gross margins.

ABILITY TO RESPOND TO CONSUMER PREFERENCES AND FASHION TRENDS

We strive to ensure the merchandise we offer and our shopping experience remain current and compelling to our customers. We make decisions regarding inventory purchases well in advance of the season in which it will be sold. Therefore, our ability to predict or respond to changes in fashion trends, consumer preferences and spending patterns, and to match our merchandise levels, mix and shopping experience to sales trends and consumer tastes, significantly impacts our sales and operating results. If we do not identify and respond to emerging trends in consumer spending and preferences quickly enough, we may harm our ability to retain our existing customers or attract new customers. If we purchase too much inventory, we may be forced to sell our merchandise at higher average markdown levels and lower average margins, which could harm our business. Conversely, if we fail to purchase enough merchandise, we may lose opportunities for additional sales and damage our relationships with our customers.

GROWTH STRATEGY

Our strategic growth plan includes opening new Nordstrom full-line and Nordstrom Rack stores, with 6 announced Nordstrom full-line and 18 announced Nordstrom Rack store openings, the majority of which will occur by 2012. The availability and cost of suitable locations for our stores depends on a number of factors, including competition from other retailers and businesses, local land use and other regulations, new shopping center construction and developers’ financial condition. New store openings also involve certain risks, including constructing, furnishing and supplying a store in a timely and cost effective manner and accurately assessing the demographic or retail environment for a particular location. Our sales at new, relocated or remodeled stores may not meet our projections, which could adversely affect our return on investment.

We are also pursuing other growth opportunities, which may include acquisitions of, or investments in, other businesses, as well as new technologies or other investments to improve the customer shopping experience in our stores and online. If these investments do not perform as expected, our profitability and growth could be adversely affected.

LEADERSHIP DEVELOPMENT AND SUCCESSION PLANNING

The training and development of our future leaders is important to our long-term success. If we do not effectively implement our strategic and business planning processes to attract, retain, train and develop future leaders, our business may suffer. We rely on the experience of our senior management, who have specific knowledge relating to us and our industry that is difficult to replace. If unexpected leadership turnover occurs without adequate succession plans, the loss of the services of any of these individuals, or any negative perceptions of our business as a result of those losses, could damage our brand image and our business.

MERCHANDISE PLANNING

We are making investments to improve our multi-channel merchandise planning, procurement and allocation capabilities. These efforts involve changes in personnel, processes and technology over a period of several years. If we encounter challenges associated with change management, the ability to hire and retain key personnel involved in these efforts, implementation of associated information technology or adoption of new processes, our ability to continue to successfully execute our strategy could be adversely affected. As a result, we may not derive the expected benefits to our sales and profitability, or we may incur increased costs relative to our current projections.

FINANCIAL SYSTEM REFORMS

The recent financial crisis resulted in increased legislative and regulatory changes affecting the financial industry. The Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “Credit CARD Act”) included new rules and restrictions on credit card pricing, finance charges and fees, customer billing practices and payment application. These rules required us to make changes to our credit card business practices and systems, and we expect more regulations and interpretations of the new rules to emerge. Depending on the nature and extent of the full impact from these rules, and any interpretations or additional rules, the revenues and profitability of our Credit segment could be adversely affected.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted in July 2010. It significantly restructures regulatory oversight and other aspects of the financial industry, creates a new federal agency to supervise and enforce consumer lending laws and regulations and expands state authority over consumer lending. Numerous regulations will be issued in the near future to implement the requirements of this Act. The final regulatory details remain uncertain at this time. Depending on the nature and extent of these regulations, and the enforcement approach of regulators under the new law, there could be an adverse impact to our Credit segment.

INFORMATION SECURITY AND PRIVACY

The protection of our customer, employee and company data is important to us. Our customers have a high expectation that we will adequately protect their personal information. In addition, the regulatory environment surrounding information security and privacy is increasingly demanding, with new and constantly changing requirements across our business units. A significant breach of customer, employee or company data could damage our reputation, our brand and our relationship with our customers and result in lost sales, fines and lawsuits. In addition, a security breach could require that we expend significant additional resources related to our information security systems and could result in disruption of our operations.

CONSUMER CREDIT

Our credit card operations help drive sales in our stores, allow our stores to avoid third-party transaction fees and generate additional revenues from extending credit. Our credit card revenues and profitability are subject in large part to economic and market conditions that are beyond our control, including, but not limited to, interest rates, consumer credit availability, consumer debt levels, unemployment trends, laws and regulations and other factors. Elevated levels of unemployment have historically corresponded with increased credit card delinquencies and write-offs, which may continue in the future. Further, these economic conditions could impair our ability to assess the creditworthiness of our customers if the criteria and/or models we use to underwrite and manage our customers become less predictive of future losses. This could cause our losses to rise and have a negative impact on our results of operations.

CAPITAL MANAGEMENT AND LIQUIDITY

Our access to debt and equity capital, and our ability to invest capital to maximize the total returns to our shareholders, is critical to our long-term success. We utilize capital to finance our operations, make capital expenditures and acquisitions, manage our debt levels and return value to our shareholders through dividends and share repurchases. Our ability to obtain capital and the cost of the capital depend on company performance, financial market conditions and independent rating agencies’ short- and long-term debt ratings, which are based largely on our performance as measured by credit metrics including interest coverage and leverage ratios. If our access to capital is restricted or if our cost of capital increases, our operations and financial condition could be adversely affected. Further, if we do not properly allocate our capital to maximize returns, our operations, cash flows and returns to shareholders could be adversely affected.

BRAND AND REPUTATION

We have a well-recognized brand that consumers may associate with a high level of customer service and quality merchandise. Any significant damage to our brand or reputation could negatively impact sales, reduce employee morale and productivity and diminish customer trust, any of which would harm our business.

Nordstrom, Inc. and subsidiaries	7

INFORMATION TECHNOLOGY STRATEGY

We make investments in information technology to sustain our competitive position. In 2011, we expect to spend approximately $185 on information technology operations and systems development, which is key to our growth. We must monitor and choose the right investments and implement them at the right pace. Excessive technological change could impact the effectiveness of adoption, and could make it more difficult for us to realize benefits from the technology. Targeting the wrong opportunities, failing to make the best investments or making an investment commitment significantly above or below our needs may result in the loss of our competitive position. In addition, if we do not maintain our current systems we may see interruptions to our business and increase our costs in order to bring our systems up to date.

HEALTH CARE REFORM

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Health Care Reform Acts”) were signed into law. These laws include numerous health care related provisions which will take effect over a four year period beginning in 2010. Increased costs required to meet the requirements of the Health Care Reform Acts and any interpretations or additional rules resulting from the Acts could adversely affect our profitability. In addition, if it is necessary to make changes to the health benefits provided to our employees as a result of the Health Care Reform Acts, we may not be able to offer competitive health care benefits to attract and retain employees.

LAWS, REGULATIONS AND LITIGATION

Our policies, procedures and practices are designed to comply with federal, state, local and foreign laws, rules and regulations, including those imposed by the SEC, NYSE, the banking industry and foreign countries, which may change from time to time. These laws and regulations are complex, continuously evolving and the related enforcement is increasingly aggressive, particularly in the state of California, which has increased the cost of compliance. Significant legislative changes, including those that relate to employment matters, could impact our relationship with our workforce, which could increase our expenses and adversely affect our operations. Possible legislative changes include changes to an employer’s obligation to recognize collective bargaining units. In addition, if we fail to comply with applicable laws and regulations we could be subject to damage to our reputation, class action lawsuits, legal and settlement costs, civil and criminal liability, increased cost of regulatory compliance, restatements of our financial statements, disruption of our business and loss of customers. Any required changes to our employment practices could result in the loss of employees, reduced sales, increased employment costs, low employee morale and harm to our business and results of operations. In addition, we are regularly involved in various litigation matters that arise in the ordinary course of business. Litigation or regulatory developments could adversely affect our business and financial condition.

BUSINESS CONTINUITY

Our business and operations could be materially and adversely affected by supply chain disruptions, severe weather patterns, natural disasters, widespread pandemics and other natural or man-made disruptions. We derive a significant amount of our total sales from stores located on the west and east coasts, particularly in California, which increases our exposure to conditions in these regions. These disruptions could cause, among other things, a decrease in consumer spending that would negatively impact our sales; staffing shortages in our stores, distribution centers, or corporate offices; interruptions in the flow of merchandise to our stores; disruptions in the operations of our merchandise vendors or property developers; increased costs; and a negative impact on our reputation and long-term growth plans.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table summarizes the number of retail stores owned or leased by us, and the percentage of total store square footage represented by each listed category as of January 29, 2011:

	Number of stores	% of total store square footage
Leased stores on leased land	109	30.7%
Owned stores on leased land	60	45.7%
Owned stores on owned land	34	22.9%
Partly owned and partly leased stores	1	0.7%
Total	204	100.0%

The following table summarizes our store opening activity during the last three years:

Fiscal year	2010	2009	2008
Number of stores, beginning of year	184	169	156
Stores opened	20	16	14
Stores closed	–	(1)	(1)
Number of stores, end of year	204	184	169

In 2010, we opened three Nordstrom full-line stores (Braintree, Massachusetts; Newport Beach, California; and Santa Monica, California), relocated one Nordstrom full-line store (Cerritos, California), opened seventeen Nordstrom Rack stores (Houston, Texas; Kendall, Florida; Coral Gables, Florida; Denver, Colorado; Framingham, Massachusetts; Atlanta, Georgia; New York, New York; Arlington, Virginia; Fairfax, Virginia; Durham, North Carolina; St. Louis, Missouri; Boca Raton, Florida; Chicago, Illinois; Tampa, Florida; Lakewood, California; Burbank, California; and Peoria, Arizona) and relocated one Nordstrom Rack store (Spokane Valley, Washington).

To date in 2011, we have opened three Nordstrom Rack stores (Aventura, Florida; Austin, Texas; and Arlington, Texas). During the remainder of 2011, we are scheduled to open three Nordstrom full-line stores (Newark, Delaware; Nashville, Tennessee; and St. Louis, Missouri), open fourteen additional Nordstrom Rack stores (Fremont, California; Charlotte, North Carolina; Lakewood, Colorado; Cherry Hill, New Jersey; Washington, D.C.; Annapolis, Maryland; West Covina, California; Redondo Beach, California; Tucson, Arizona; Indianapolis, Indiana; Sugar Land, Texas; Burlington, Massachusetts; Tigard, Oregon; and Lenexa, Kansas) and relocate two Nordstrom Rack stores (Boulder, Colorado and Henderson, Nevada).

We also own six merchandise distribution centers (Portland, Oregon; Dubuque, Iowa; Ontario, California; Newark, California; Upper Marlboro, Maryland; and Gainesville, Florida) and own one fulfillment center on leased land (Cedar Rapids, Iowa), which are utilized by our Retail segment. Our administrative offices in Seattle, Washington are a combination of leased and owned space. We also lease an office building in the Denver, Colorado metropolitan area for our Credit segment.

Nordstrom, Inc. and subsidiaries	9

As of January 29, 2011, the total square footage of our Nordstrom full-line stores was 20,452,000, and the total square footage of our Nordstrom Rack and other stores was 3,386,000. The following table lists our retail store facilities as of January 29, 2011:

Location	Store Name	Square Footage (000’s)	Year Store Opened
Nordstrom Full-Line Stores

ALASKA
Anchorage	Anchorage 5th Avenue Mall	97	1975

ARIZONA
Chandler	Chandler Fashion Center	149	2001
Scottsdale	Scottsdale Fashion Square	235	1998

CALIFORNIA
Arcadia	Santa Anita	151	1994
Brea	Brea Mall	195	1979	[1]
Canoga Park	Topanga	213	1984	[1]
Cerritos	Los Cerritos Center	144	1981	[1]
Corte Madera	The Village at Corte Madera	116	1985
Costa Mesa	South Coast Plaza	235	1978	[1]
Escondido	North County	156	1986
Glendale	Glendale Galleria	147	1983
Irvine	Irvine Spectrum Center	130	2005
Los Angeles	The Grove	120	2002
Los Angeles	Westside Pavilion	150	1985
Mission Viejo	The Shops at Mission Viejo	172	1999
Montclair	Montclair Plaza	134	1986
Newport Beach	Fashion Island	143	2010
Palo Alto	Stanford Shopping Center	187	1984
Pleasanton	Stoneridge Mall	173	1990
Redondo Beach	South Bay Galleria	161	1985
Riverside	Galleria at Tyler	164	1991
Roseville	Galleria at Roseville	149	2000
Sacramento	Arden Fair	190	1989
San Diego	Fashion Valley	220	1981
San Diego	Horton Plaza	149	1985
San Diego	University Towne Center	130	1984
San Francisco	San Francisco Centre	350	1988
San Francisco	Stonestown Galleria	174	1988
San Jose	Valley Fair	232	1987	[1]
San Mateo	Hillsdale Shopping Center	149	1982
Santa Ana	MainPlace	169	1987
Santa Barbara	Paseo Nuevo	186	1990
Santa Monica	Santa Monica Place	132	2010
Thousand Oaks	Thousand Oaks	145	2008
Walnut Creek	Broadway Plaza	193	1984

COLORADO
Broomfield	FlatIron Crossing	172	2000
Denver	Cherry Creek Shopping Center	142	2007
Lone Tree	Park Meadows	245	1996

CONNECTICUT
Farmington	Westfarms	189	1997

FLORIDA
Aventura	Aventura Mall	172	2008
Boca Raton	Town Center at Boca Raton	193	2000
Coral Gables	Village of Merrick Park	212	2002
Miami	Dadeland Mall	150	2004
Naples	Waterside	81	2008
Orlando	The Florida Mall	174	2002
Palm Beach Gardens	The Gardens	150	2006
Tampa	International Plaza	172	2001
Wellington	The Mall at Wellington Green	127	2003

Location	Store Name	Square Footage (000’s)	Year Store Opened

GEORGIA
Atlanta	Perimeter Mall	243	1998
Atlanta	Phipps Plaza	140	2005
Buford	Mall of Georgia	172	2000

HAWAII
Honolulu	Ala Moana Center	211	2008

ILLINOIS
Chicago	Michigan Avenue	274	2000
Oak Brook	Oakbrook Center	249	1991
Schaumburg	Woodfield Shopping Center	215	1995
Skokie	Old Orchard Center	209	1994

INDIANA
Indianapolis	Circle Centre	216	1995
Indianapolis	Fashion Mall	134	2008

KANSAS
Overland Park	Oak Park Mall	219	1998

MARYLAND
Annapolis	Annapolis Mall	162	1994
Bethesda	Montgomery Mall	225	1991
Columbia	The Mall in Columbia	173	1999
Towson	Towson Town Center	205	1992

MASSACHUSETTS
Braintree	South Shore Plaza	155	2010
Burlington	Burlington Mall	143	2008
Natick	Natick Collection	154	2007
Peabody	Northshore Mall	143	2009

MICHIGAN
Clinton Township	Partridge Creek	122	2008
Novi	Twelve Oaks Mall	172	2007
Troy	Somerset Collection	258	1996

MINNESOTA
Bloomington	Mall of America	240	1992

MISSOURI
Des Peres	West County	193	2002

NEVADA
Las Vegas	Fashion Show	207	2002

NEW JERSEY
Cherry Hill	Cherry Hill Mall	143	2009
Edison	Menlo Park	204	1991
Freehold	Freehold Raceway Mall	174	1992
Paramus	Garden State Plaza	282	1990
Short Hills	The Mall at Short Hills	188	1995

NEW YORK
Garden City	Roosevelt Field	241	1997
White Plains	The Westchester	219	1995

NORTH CAROLINA
Charlotte	SouthPark	151	2004
Durham	The Streets at Southpoint	149	2002

¹This store has been subsequently relocated.

Location	Store Name	Square Footage (000’s)	Year Store Opened
Nordstrom Full-Line Stores (continued)

OHIO
Beachwood	Beachwood Place	231	1997
Cincinnati	Kenwood Towne Centre	144	2009
Columbus	Easton Town Center	174	2001

OREGON
Portland	Clackamas Town Center	121	1981
Portland	Downtown Portland	174	1966	[1]
Portland	Lloyd Center	150	1963	[1]
Salem	Salem Center	71	1980
Tigard	Washington Square	189	1974	[1]

PENNSYLVANIA
King of Prussia	King of Prussia	238	1996
Pittsburgh	Ross Park	143	2008

RHODE ISLAND
Providence	Providence Place	206	1999

TEXAS
Austin	Barton Creek Square	150	2003
Dallas	Galleria Dallas	249	1996
Dallas	NorthPark Center	212	2005
Frisco	Stonebriar Centre	149	2000
Houston	Houston Galleria	226	2003
Hurst	North East Mall	149	2001
San Antonio	The Shops at La Cantera	149	2005

UTAH
Murray	Fashion Place	144	1981	[1]
Orem	University Mall	122	2002

VIRGINIA
Arlington	The Fashion Centre at Pentagon City	241	1989
Dulles	Dulles Town Center	148	2002
McLean	Tysons Corner Center	211	1988
Norfolk	MacArthur Center	166	1999
Richmond	Short Pump Town Center	128	2003

WASHINGTON
Bellevue	Bellevue Square	285	1967	[1]
Lynnwood	Alderwood	151	1979	[1]
Seattle	Downtown Seattle	383	1963	[1]
Seattle	Northgate Mall	122	1965
Spokane	River Park Square	137	1974	[1]
Tacoma	Tacoma Mall	144	1966	[1]
Tukwila	Southcenter	170	1968
Vancouver	Vancouver	71	1977

Location	Store Name	Square Footage (000’s)	Year Store Opened
Nordstrom Rack and Other Stores

ARIZONA
Chandler	Chandler Festival Rack	37	2000
Peoria	Arrowhead Crossing Rack	36	2010
Phoenix	Last Chance	48	1992	[1]
Scottsdale	Scottsdale Promenade Rack	38	2000

CALIFORNIA
Brea	Brea Union Plaza Rack	45	1999
Burbank	Burbank Empire Center Rack	35	2010
Chino	Chino Spectrum Towne Center Rack	38	1987	[1]
Colma	Colma Rack	31	1987
Costa Mesa	Metro Pointe at South Coast Rack	50	1983	[1]
East Palo Alto	Ravenswood 101 Rack	41	2009
Fresno	Villaggio Retail Center Rack	32	2002
Glendale	Glendale Fashion Center Rack	36	2000
Laguna Hills	Laguna Hills Mall Rack	35	2008
Lakewood	Lakewood Center Rack	33	2010
Long Beach	Long Beach CityPlace Rack	33	2002
Los Angeles	Beverly Connection Rack	30	2009
Los Angeles	The Promenade at Howard Hughes Center Rack	41	2001
Ontario	Ontario Mills Mall Rack	40	2002
Oxnard	Esplanade Shopping Center Rack	38	2001
Pasadena	Hastings Village Rack	42	2009
Roseville	Creekside Town Center Rack	36	2001
Sacramento	Howe `Bout Arden Center Rack	54	1999
San Diego	Mission Valley Rack	57	1985	[1]
San Francisco	555 Ninth Street Retail Center Rack	43	2001
San Jose	Oakridge Rack	30	2009
San Jose	Westgate Mall Rack	48	1998
San Leandro	San Leandro Rack	44	1990
San Marcos	Grand Plaza Rack	35	2006
Woodland Hills	Topanga Rack	64	1984

COLORADO
Broomfield	Flatiron Marketplace Rack	36	2001
Denver	Cherry Creek Rack	40	2010
Lone Tree	Meadows Marketplace Rack	34	1998

FLORIDA
Boca Raton	University Commons Rack	36	2010
Coral Gables	Miracle Marketplace Rack	33	2010
Kendall	The Palms at Town & Country Rack	35	2010
Orlando	Millenia Crossing Rack	36	2009
Sunrise	The Oasis at Sawgrass Mills Rack	27	2003
Tampa	Walter’s Crossing Rack	45	2010

GEORGIA
Atlanta	Buckhead Station Rack	39	2010
Atlanta	Jeffrey	12	2007
Buford	Mall of Georgia Crossing Rack	44	2000

HAWAII
Honolulu	Ward Centers Rack	34	2000

¹This store has been subsequently relocated.

Nordstrom, Inc. and subsidiaries	11

Location	Store Name	Square Footage (000’s)	Year Store Opened
Nordstrom Rack and Other Stores (continued)

ILLINOIS
Chicago	Chicago Avenue Rack	39	2010
Chicago	The Shops at State and Washington Rack	41	2003
Naperville	Springbrook Prairie Pavilion Rack	37	2008
Northbrook	Northbrook Rack	40	1996
Oak Brook	The Shops at Oak Brook Place Rack	42	2000
Orland Park	Orland Park Place Rack	35	2009
Schaumburg	Woodfield Rack	45	1994

MARYLAND
Gaithersburg	Gaithersburg Rack	49	1999
Towson	Towson Rack	31	1992

MASSACHUSETTS
Danvers	Liberty Tree Mall Rack	43	2008
Framingham	Shoppers World Rack	40	2010

MICHIGAN
Grand Rapids	Centerpointe Mall Rack	40	2001
Troy	Troy Marketplace Rack	40	2000

MINNESOTA
Bloomington	Mall of America Rack	41	1998
Maple Grove	Arbor Lakes Rack	34	2009

MISSOURI
St. Louis	Brentwood Square Rack	34	2010

NEVADA
Las Vegas	Silverado Ranch Plaza Rack	33	2001

NEW JERSEY
Paramus	Bergen Town Center Rack	34	2009

NEW YORK
New York	Jeffrey	11	2007
New York	Union Square Rack	32	2010
Westbury	The Mall at the Source Rack	48	1997
White Plains	City Center Rack	36	2008

Location	Store Name	Square Footage (000’s)	Year Store Opened

NORTH CAROLINA
Durham	Renaissance Center Rack	31	2010

OHIO
Cincinnati	Rookwood Pavilion Rack	35	2009
Lyndhurst	Legacy Village Rack	40	2008

OREGON
Beaverton	Tanasbourne Town Center Rack	53	1998
Clackamas	Clackamas Promenade Rack	28	1983	[1]
Portland	Downtown Portland Rack	32	1986	[1]

PENNSYLVANIA
King of Prussia	The Overlook at King of Prussia Rack	45	2002

TEXAS
Austin	Gateway Center Rack	35	2009
Dallas	Shops at Park Lane Rack	36	2009
Houston	The Centre at Post Oak Rack	31	2010
Plano	Preston Shepard Place Rack	39	2000
San Antonio	The Rim Rack	35	2008
Southlake	Shops of Southlake Rack	36	2009

UTAH
Salt Lake City	Sugarhouse Rack	31	1991
Sandy	The Commons at South Towne Rack	35	2009

VIRGINIA
Arlington	Pentagon Centre Rack	34	2010
Fairfax	Fair Lakes Promenade Rack	38	2010
Sterling	Dulles Town Crossing Rack	41	2001
Woodbridge	Potomac Mills Rack	46	1990

WASHINGTON
Auburn	SuperMall of the Great Northwest Rack	48	1995
Bellevue	Factoria Mall Rack	46	1997
Lynnwood	Golde Creek Plaza Rack	38	1985	[1]
Seattle	Downtown Seattle Rack	42	1987
Spokane Valley	Spokane Valley Plaza Rack	30	2000	[1]
Tukwila	Southcenter Square Rack	35	2007

¹This store has been subsequently relocated.

Item 3. Legal Proceedings.

We are subject from time to time to various claims and lawsuits arising in the ordinary course of business, including lawsuits alleging violations of state and/or federal wage and hour laws. Some of these suits purport or may be determined to be class actions and/or seek substantial damages and some may remain unresolved for several years. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable liabilities. While we cannot predict the outcome of these matters with certainty, we do not believe any currently identified claim, proceeding or litigation, either alone or in aggregate, will have a material impact on our results of operations, financial position or cash flows.

Item 4. Removed and Reserved.

Nordstrom, Inc. and subsidiaries	13

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

MARKET, SHAREHOLDER AND DIVIDEND INFORMATION

Our common stock, without par value, is traded on the New York Stock Exchange under the symbol “JWN.” The approximate number of holders of common stock as of March 11, 2011 was 140,000, based upon the number of registered and beneficial shareholders, as well as the number of employee shareholders in the Nordstrom 401(k) Plan and Profit Sharing Plan. On this date we had 218,078,190 shares of common stock outstanding.

The high and low sales prices of our common stock and dividends declared for each quarter of 2010 and 2009 are presented in the table below:

	Common Stock Price
	2010		2009		Dividends per Share
	High	Low	High	Low	2010	2009
1st Quarter	$46.22	$32.78	$23.17	$11.19	$0.16	$0.16
2nd Quarter	$44.00	$30.75	$26.70	$18.15	$0.20	$0.16
3rd Quarter	$39.99	$28.44	$36.52	$26.25	$0.20	$0.16
4th Quarter	$43.95	$38.34	$39.01	$31.32	$0.20	$0.16
Full Year	$46.22	$28.44	$39.01	$11.19	$0.76	$0.64

SHARE REPURCHASES

Dollar and share amounts in millions, except per share amounts

Following is a summary of our fourth quarter share repurchases:

	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]
November 2010 (October 31, 2010 to November 27, 2010)	0.1	$43.54	0.1	$467

December 2010 (November 28, 2010 to January 1, 2011)	0.7	$42.24	0.7	$438

January 2011 (January 2, 2011 to January 29, 2011)	0.6	$41.89	0.6	$411
Total	1.4	$42.12	1.4

1In August 2010, our Board of Directors authorized a program to repurchase up to $500 of our outstanding common stock, through January 28, 2012. Through January 29, 2011, we repurchased 2.3 shares of our common stock under this program, for an aggregate purchase price of $89. The actual amount and timing of future share repurchases, if any, will be subject to market conditions and applicable Securities and Exchange Commission rules.

STOCK PRICE PERFORMANCE

The following graph compares, for each of the last five fiscal years ending January 29, 2011, the cumulative total return of Nordstrom, Inc. common stock, Standard & Poor’s Retail Index and Standard & Poor’s 500 Index. The Retail Index is comprised of 31 retail companies, including Nordstrom, Inc., representing an industry group of the Standard & Poor’s 500 Index. The cumulative total return of Nordstrom, Inc. common stock assumes $100 invested on January 28, 2006 in Nordstrom, Inc. common stock and assumes reinvestment of dividends.

End of fiscal year	2005	2006	2007	2008	2009	2010
Nordstrom, Inc. common stock	100	136	97	32	89	107
Standard & Poor’s Retail Index	100	114	92	56	86	108
Standard & Poor’s 500 Index	100	113	109	64	84	99

Nordstrom, Inc. and subsidiaries	15

Item 6. Selected Financial Data.

Dollars in millions except per square foot and per share amounts

The following selected financial data are derived from the audited Consolidated Financial Statements and should be read in conjunction with Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and related notes included in Item 8 of this Annual Report on Form 10-K.

Fiscal year	2010	2009	2008	2007[6]	2006[7]
Earnings Results
Net sales	$9,310	$8,258	$8,272	$8,828	$8,561
Credit card revenues	390	369	301	252	105
Gross profit[1]	3,413	2,930	2,855	3,302	3,207
Selling, general and administrative (“SG&A”) expenses:
Retail	(2,412)	(2,109)	(2,103)	(2,161)	(2,180)
Credit	(273)	(356)	(274)	(198)	(92)
Earnings on investment in asset-backed securities, net[2]	–	–	–	18	109
Earnings before interest and income taxes (“EBIT”)	1,118	834	779	1,247	1,149
Interest expense, net	(127)	(138)	(131)	(74)	(43)
Earnings before income taxes (“EBT”)	991	696	648	1,173	1,106
Net earnings	613	441	401	715	678

Balance Sheet and Cash Flow Data
Accounts receivable, net	$2,026	$2,035	$1,942	$1,788	$684
Investment in asset-backed securities[2]	–	–	–	–	428
Merchandise inventories	977	898	900	956	997
Current assets	4,824	4,054	3,217	3,361	2,742
Land, buildings and equipment, net	2,318	2,242	2,221	1,983	1,757
Total assets	7,462	6,579	5,661	5,600	4,822
Current liabilities	1,879	2,014	1,601	1,635	1,433
Long-term debt, including current portion	2,781	2,613	2,238	2,497	631
Shareholders’ equity	2,021	1,572	1,210	1,115	2,169
Cash flow from operations	1,177	1,251	848	312	1,142

Performance Metrics
Same-store sales percentage increase (decrease)[3]	8.1%	(4.2% )	(9.0% )	3.9%	7.5%
Gross profit % of net sales	36.7%	35.5%	34.5%	37.4%	37.5%
Retail SG&A % of net sales	25.9%	25.5%	25.4%	24.5%	25.5%
Total SG&A % of net sales	28.8%	29.8%	28.7%	26.7%	26.5%
EBIT % of total revenues	11.5%	9.7%	9.1%	13.7%	13.3%
EBT % of total revenues	10.2%	8.1%	7.6%	12.9%	12.8%
Net earnings % of total revenues	6.3%	5.1%	4.7%	7.9%	7.8%
Return on average shareholders’ equity	34.1%	31.7%	34.5%	43.6%	31.8%
Sales per square foot[4]	$397	$368	$388	$435	$423
Retail SG&A expense per square foot[4]	$103	$94	$99	$106	$108
Inventory turnover rate[5]	5.56	5.41	5.20	5.16	5.06

Per Share Information
Earnings per diluted share	$2.75	$2.01	$1.83	$2.88	$2.55
Dividends declared per share	0.76	0.64	0.64	0.54	0.42
Book value per share	9.27	7.22	5.62	5.05	8.43

Store Information (at year end)
Nordstrom full-line stores	115	112	109	101	98
Nordstrom Rack and other stores[6]	89	72	60	55	57
International Façonnable boutiques[6]	–	–	–	–	36
Total square footage	23,838,000	22,773,000	21,876,000	20,502,000	20,170,000

1Gross profit is calculated as net sales less cost of sales and related buying and occupancy costs (for all segments).

2On May 1, 2007, we combined our Nordstrom private label credit card and Nordstrom VISA credit card programs into one securitization program. At that time the Nordstrom VISA credit card receivables were brought on-balance sheet.

3Same-store sales include sales from stores that have been open at least one full year at the beginning of the year and sales from our online store.

4Sales per square foot and Retail SG&A expense per square foot are calculated as net sales and Retail SG&A expense, respectively, divided by weighted average square footage. Weighted average square footage includes a percentage of year-end square footage for new stores equal to the percentage of the year during which they were open.

5Inventory turnover rate is calculated as annual cost of sales and related buying and occupancy costs (for all segments) divided by 4-quarter average inventory.

6During the third quarter of 2007, we completed the sale of our Façonnable business and realized a gain on sale of $34 ($21, net of tax). Results of operations for fiscal year 2007 include the international Façonnable boutiques through August 31, 2007 and the domestic Façonnable boutiques through October 31, 2007. Prior to the sale, the domestic Façonnable boutiques were included in “Nordstrom Rack and other stores.”

7Fiscal year 2006 includes an extra week (the 53rd week) as a result of our 4-5-4 retail reporting calendar. The 53rd week is not included in our calculation of same-store sales.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Dollar, share and square footage amounts in millions except percentages, per share and per square foot amounts

OVERVIEW

Nordstrom is a fashion specialty retailer offering high-quality apparel, shoes, cosmetics and accessories for women, men and children. We offer a wide selection of brand name and private label merchandise through various channels: our ‘Nordstrom’ branded full-line stores and website, our off-price ‘Nordstrom Rack’ stores and our ‘Jeffrey’ boutiques. Our stores are located throughout the United States. In addition, we offer our customers a variety of payment products and services, including credit and debit cards with an associated loyalty program.

We started to experience positive momentum in our business in the second half of 2009, which continued throughout 2010, allowing us to achieve record sales and inventory turnover and increased gross profit. This reflected our ongoing efforts in multi-channel execution, merchandising and inventory management, combined with store expansion and other growth initiatives and, most important, improving customer service. We strive to provide an outstanding customer experience, regardless of channel, with a balanced offering of compelling new fashion and a high level of service. Our multi-channel capabilities allow us to better serve our customers by offering greater access to our inventory and making it easier for them to shop with us however and whenever they choose. We are continuing to invest in these capabilities as part of our commitment to provide a superior shopping experience.

Our strong financial position has enabled us to continue to invest in our business during the economic downturn through store growth and remodels, technology, merchandising systems and other opportunities. During 2010, we opened three Nordstrom full-line stores and seventeen Nordstrom Rack stores, and relocated one Nordstrom full-line store and one Nordstrom Rack store. Overall, our new stores are delivering a high return on investment while allowing us to expand our presence in top retail markets across the country. In 2011, we plan to open three Nordstrom full-line stores and seventeen Nordstrom Rack stores, and to relocate two Nordstrom Rack stores. We are also working to improve the customer experience by investing in areas such as mobile shopping and sales floor tools, social media and updated merchandise allocation and assortment systems in order to evolve with our customers’ changing needs and expectations.

Our credit business began to recover during 2010 as economic conditions improved. Customer payment rates have returned to pre-recession levels, resulting in improved delinquency and write-off trends, while our credit and debit card volumes have increased. We continue to open accounts with high credit quality.

In February 2011, we reached an agreement to acquire HauteLook, Inc., a leader in the online private sale marketplace. This acquisition, which we expect to close during the first quarter of 2011, will enable us to participate in this fast-growing channel and provide a platform that can lead to greater innovation and speed in the way we serve customers in all channels.

We begin 2011 in a strong position and are gaining market share in a competitive retail industry. Our customer-driven model enables us to adapt quickly to the changing consumer environment. We continue to operate under a solid financial framework focused on creating a superior shopping experience for our customers and producing high returns for our shareholders.

RESULTS OF OPERATIONS

Our reportable segments are Retail and Credit. Our Retail segment includes our Nordstrom branded full-line stores and online store, and our Nordstrom Rack and Jeffrey stores. For purposes of discussion and analysis of our results of operations, we combine our Retail segment results with revenues and expenses in the “Corporate/Other” column of our segment reporting footnote (collectively, the “Retail Business”). We analyze our results of operations through earnings before interest and income taxes for our Retail Business and Credit, while interest expense, income taxes and net earnings are discussed on a total company basis.

Nordstrom, Inc. and subsidiaries	17

Retail Business

Summary

The following table summarizes the results of our Retail Business for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009:

Fiscal year	2010		2009		2008
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales

Net sales	$9,310	100.0%	$8,258	100.0%	$8,272	100.0%
Cost of sales and related buying and occupancy costs	(5,831)	(62.6%)	(5,273)	(63.9%)	(5,367)	(64.9%)

Gross profit	3,479	37.4%	2,985	36.1%	2,905	35.1%
Other revenues	–	N/A	(1)	N/A	(1)	N/A
Selling, general and administrative expenses	(2,412)	(25.9%)	(2,109)	(25.5%)	(2,103)	(25.4%)

Earnings before interest and income taxes	1,067	11.5%	875	10.6%	801	9.7%

Retail Business Net Sales

Fiscal year	2010	2009[1]	2008[1]
Net sales by channel:
Nordstrom full-line stores	$6,995	$6,360	$6,630
Direct	705	563	501
Nordstrom	7,700	6,923	7,131
Nordstrom Rack and other	1,720	1,440	1,241
Total Retail segment sales	9,420	8,363	8,372
Corporate/Other	(110)	(105)	(100)
Total	$9,310	$8,258	$8,272

Net sales increase (decrease)	12.7%	(0.2%)	(6.3%)

Same-store sales increase (decrease) by channel:
Nordstrom full-line stores	7.9%	(7.2%)	(12.4%)
Direct	25.1%	14.5%	8.4%
Nordstrom	9.3%	(5.0%)	(10.6%)
Nordstrom Rack and other	0.7%	2.5%	3.1%
Total	8.1%	(4.2%)	(9.0%)

Sales per square foot	$397	$368	$388

Percentage of net sales by merchandise category:
Women’s apparel	34%	34%	34%
Shoes	23%	22%	21%
Men’s apparel	15%	15%	16%
Women’s accessories	12%	12%	12%
Cosmetics	10%	11%	11%
Children’s apparel	3%	3%	3%
Other	3%	3%	3%
Total	100%	100%	100%

1Prior to February 2010, merchandise purchased from our online store that was later returned to our Nordstrom full-line stores was reported as a deduction from Nordstrom full-line store sales. Beginning in February 2010, we now deduct these returns from Direct sales instead of from Nordstrom full-line store sales in order to better align sales and sales returns within each channel. For purposes of comparison, 2009 and 2008 net sales results for both Nordstrom full-line stores and Direct have been revised to reflect this realignment of returns. This realignment of sales returns between channels had no effect on total Retail segment sales.

NET SALES – 2010 VS 2009

Net sales for 2010 increased 12.7% compared with 2009. During the year, we opened three Nordstrom full-line stores, relocated one Nordstrom full-line store, opened seventeen Nordstrom Rack stores and relocated one Nordstrom Rack store. These stores represented 3.3% of our total net sales for 2010, and increased our gross square footage by 4.7%. Same-store sales increased 8.1%, with increases of 9.3% at Nordstrom and 0.7% at Nordstrom Rack.

Nordstrom net sales were $7,700, up 11.2% compared with 2009, with same-store sales up 9.3%. The number of sales transactions increased in 2010 compared with 2009, while the average selling price of Nordstrom merchandise was approximately flat. Category highlights included jewelry, shoes and dresses. The Midwest and South were the top-performing geographic regions for 2010. Our sales growth was due in large part to the success of our merchandising, inventory management and multi-channel initiatives. In the fall of 2009, we updated our inventory platform to allow for shared inventory across all of our Nordstrom full-line stores and our website, allowing us to fulfill online orders from any full-line store or from our fulfillment center. These enhancements increased sales and led to significant improvements in our sell-through and inventory turnover rates beginning in the second half of 2009 and continuing throughout 2010.

Nordstrom Rack net sales were $1,720, up 19.5% compared with 2009, while same-store sales increased 0.7% for the year. Cosmetics and shoes were the strongest performing categories for the year. The number of sales transactions increased in 2010 compared with 2009, partially offset by declines in the average selling price of Nordstrom Rack merchandise.

NET SALES – 2009 VS 2008

Net sales for 2009 were approximately flat compared with 2008. During 2009, we opened three Nordstrom full-line stores and thirteen Nordstrom Rack stores. These stores represented 2.6% of our total net sales for 2009, and increased our gross square footage by 4.1% during 2009. Same-store sales decreased 4.2%, with a decrease of 5.0% at Nordstrom, partially offset by an increase of 2.5% at Nordstrom Rack.

Nordstrom net sales were $6,923, down 2.9% compared with 2008, with same-store sales down 5.0%. Although the number of sales transactions increased compared with 2008, the average selling price of our Nordstrom merchandise decreased. During 2009, we made continued progress on our multi-channel strategy, providing our customers with easier access to more of our merchandise. These enhancements led to increased sales in the second half of the year. Category highlights included women’s shoes, dresses and jewelry. The South and Mid-Atlantic were the top-performing geographic regions for 2009.

Nordstrom Rack net sales were $1,440, up 16.0% compared with 2008, with same-store sales up 2.5%. The shoes and women’s apparel categories led the positive performance for the year. In 2009, both the average selling price of Nordstrom Rack merchandise and the number of sales transactions increased compared with 2008.

Retail Business Gross Profit

Fiscal year	2010	2009	2008
Gross profit[1]	$3,479	$2,985	$2,905
Gross profit rate[2]	37.4%	36.1%	35.1%
Inventory turnover rate[3]	5.56	5.41	5.20

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

GROSS PROFIT – 2010 VS 2009

Retail gross profit increased $494 in 2010 compared with 2009 primarily due to higher sales and merchandise margin, partially offset by increases in occupancy costs for new Nordstrom full-line and Nordstrom Rack stores opened during both 2010 and 2009. Our gross profit rate improved 123 basis points compared with 2009 primarily due to improvement in our merchandise margin, as well as leveraging buying and occupancy costs on higher net sales. As a result of our merchandising and multi-channel capabilities, we achieved increases in regular-priced selling along with a higher inventory turnover rate. Our merchandising efforts enabled us to manage inventory levels consistent with sales trends and maintain fresh flow of merchandise into our stores.

GROSS PROFIT – 2009 VS 2008

Retail gross profit in 2009 increased $80 from 2008 while our gross profit rate improved 101 basis points. The improvement in 2009 was driven by improvement in our merchandise margin, particularly in the second half of the year. The latter half of 2008 was highly promotional among retailers, meaning many competitors took steep markdowns and/or offered special events or incentives to attract customers, as sales declined. We were able to be less promotional and reduce markdowns during 2009, particularly during the second half of the year, by aligning inventory with sales trends and improving our inventory turnover rate. The improvement in our merchandise margin was offset by an increase in our buying and occupancy costs primarily driven by performance-related incentives that were a result of strong company performance relative to our plans for 2009.

Nordstrom, Inc. and subsidiaries	19

Retail Business Selling, General and Administrative Expenses

Fiscal year	2010	2009	2008
Selling, general and administrative expenses	$2,412	$2,109	$2,103
Selling, general and administrative rate[1]	25.9%	25.5%	25.4%
Selling, general and administrative expense per square foot	$103	$94	$99

1Selling, general and administrative rate is calculated as selling, general and administrative expenses for our Retail Business as a percentage of net sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES – 2010 VS 2009

Our Retail selling, general and administrative expenses (“Retail SG&A”) increased $303 in 2010 compared with 2009. The majority of the increase in expense dollars was due to higher sales volume and expenses for new stores. Our Retail SG&A rate increased 38 basis points for 2010 compared with 2009. The increase was in part due to planned increases in marketing and technology expenses as we continue to reinvest in the business and expand our capabilities in areas such as online marketing and social media. The increased Retail SG&A rate also reflects higher fulfillment costs as we shipped more items to our customers due to the shared inventory platform between our online and full-line stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES – 2009 VS 2008

Our Retail SG&A increased $6 due to increased performance-related incentives, partially offset by lower variable expenses in conjunction with lower sales volume and cost savings resulting from our focus on controlling our fixed costs.

Credit Segment

The Nordstrom credit and debit card products are designed to strengthen customer relationships and grow retail sales by providing valuable services, loyalty benefits and payment products. We believe that owning all aspects of our credit business allows us to fully integrate our rewards program with our retail stores and provide better service to our customers, thus deepening our relationship with them and driving greater customer loyalty. Our Nordstrom private label credit and debit cards can be used only in Nordstrom stores and on our website (“inside volume”), while our Nordstrom VISA cards also may be used for purchases outside of Nordstrom (“outside volume”). Cardholders participate in the Nordstrom Fashion Rewards® program, through which they accumulate points based on their level of spending (generally two points per dollar spent at Nordstrom and one point per dollar spent outside of Nordstrom). Upon reaching two thousand points, customers receive twenty dollars in Nordstrom Notes®, which can be redeemed for goods or services in our stores or online. As customers increase their level of spending they receive additional benefits, including rewards such as complimentary shipping, early access to sale events and unique fashion and shopping events. Our cardholders tend to visit our stores more frequently and spend more with us than non-cardholders. We believe the Fashion Rewards program helps drive sales in our Retail segment.

The table below provides a detailed view of the operational results of our Credit segment, consistent with the segment disclosure provided in the Notes to Consolidated Financial Statements. In order to better reflect the economic contribution of our credit and debit card program, intercompany merchant fees are also included in the table below. Intercompany merchant fees represent the estimated intercompany income of our Credit segment from the usage of our cards in the Retail segment. To encourage the use of Nordstrom cards in our stores, the Credit segment does not charge the Retail segment an intercompany interchange merchant fee. On a consolidated basis, we avoid costs that would be incurred if our customers used third-party cards.

Interest expense is assigned to the Credit segment in proportion to the amount of estimated capital needed to fund our credit card receivables, which assumes a mix of 80% debt and 20% equity. The average credit card receivable investment metric included in the following table represents our best estimate of the amount of capital for our Credit segment that is financed by equity. Based on our research, debt as a percentage of credit card receivables for other credit card companies ranges from 70% to 90%. We believe that debt equal to 80% of our credit card receivables is appropriate given our overall capital structure goals.

Fiscal year	2010		2009		2008
	Amount	% of credit card receivables	Amount	% of credit card receivables	Amount	% of credit card receivables
Finance charge revenue	$266	12.7%	$264	12.6%	$215	11.3%
Interchange – third party	76	3.7%	71	3.4%	69	3.6%
Late fees and other revenue	48	2.3%	35	1.7%	18	0.9%
Total credit card revenues	390	18.7%	370	17.6%	302	15.8%
Interest expense	(21)	(1.0%)	(41)	(2.0%)	(50)	(2.6%)
Net credit card income	369	17.7%	329	15.7%	252	13.2%
Cost of sales and related buying and occupancy costs – loyalty program	(66)	(3.2%)	(55)	(2.6%)	(50)	(2.7%)
Selling, general and administrative expenses	(273)	(13.1%)	(356)	(17.0%)	(274)	(14.3%)
Total expense	(339)	(16.3%)	(411)	(19.6%)	(324)	(17.0%)
Credit segment earnings (loss) before income taxes, as presented in segment disclosure	30	1.4%	(82)	(3.9%)	(72)	(3.8%)
Intercompany merchant fees	58	2.8%	50	2.4%	48	2.5%
Credit segment contribution (loss), before income taxes	$88	4.2%	$(32)	(1.5%)	$(24)	(1.3%)

Credit and debit card volume:
Outside	$3,838		$3,603		$3,576
Inside	2,953		2,521		2,423
Total volume	$6,791		$6,124		$5,999

Average credit card receivables	$2,088		$2,099		$1,911
Average credit card receivable investment (assuming 80% of accounts receivable is funded with debt)	$418		$420		$382
Credit segment contribution (loss), net of tax, as a percentage of average credit card receivable investment	12.8%		(4.7% )		(3.9% )

Nordstrom, Inc. and subsidiaries	21

Credit Card Revenues

Credit card revenues include finance charges, interchange fees, late fees and other fees. Finance charges represent interest earned on unpaid balances while late fees are assessed when cardholders pay less than their minimum balance by the payment due date. Interchange fees are earned from the use of Nordstrom VISA credit cards at merchants outside of Nordstrom.

CREDIT CARD REVENUES – 2010 VS 2009

Credit card revenues increased $20 in 2010 compared with 2009 primarily due to higher late fees, particularly in the first half of the year. As the year progressed, improving economic conditions led to an increase in general consumer spending, improved payment rates, lower revolving balances and reduced delinquencies. Our average credit card receivable balance in 2010 was $2,088, a decrease of $11, or 0.5%, from 2009.

Slightly higher average annual percentage rates, partially offset by lower revolving balances from improvements in customer payment rates, resulted in a small increase in finance charges to $266, or 12.7% of average credit card receivables in 2010 compared with $264, or 12.6% of average credit card receivables in 2009. Increased use of our Nordstrom VISA credit cards at third parties resulted in an increase in interchange revenue to $76, or 3.7% of average credit card receivables in 2010 compared with $71, or 3.4% of average credit card receivables in 2009. Delinquencies increased during the first half of 2010 compared with the first half of 2009. Additionally, legal and regulatory changes in 2009 and 2010 affected our pricing and billing terms. Taken together, these factors resulted in an increase in late fees and other revenue to $48, or 2.3% of average credit card receivables in 2010 compared with $35, or 1.7% of average receivables in 2009.

CREDIT CARD REVENUES – 2009 VS 2008

Credit card revenues increased to $370 in 2009 compared with $302 in 2008 due primarily to higher finance charges and late fees. Worsening economic conditions led to a decline in general consumer spending, reduced payment rates, increased revolving balances and increased delinquencies. Our average credit card receivable balance in 2009 was $2,099, an increase of $188, or 9.8%, over 2008.

Increased revolving balances, combined with an increase in our annual percentage rate terms implemented in the fourth quarter of 2008, resulted in an increase in finance charges to $264, or 12.6% of average credit card receivables in 2009. This compared with $215, or 11.3% of average credit card receivables in 2008. Increased delinquencies resulted in an increase in late fees and other revenue to $35, or 1.7% of average credit card receivables in 2009, compared with $18, or 0.9% of average credit card receivables in 2008.

Credit Segment Interest Expense

Interest expense decreased to $21 in 2010 from $41 in 2009 and $50 in 2008. These year-over-year decreases were due to lower interest rates.

Credit Segment Cost of Sales and Related Buying and Occupancy Costs

Cost of sales and related buying and occupancy costs, which includes the estimated cost of Nordstrom Notes that will be issued and redeemed under our Fashion Rewards program, increased to $66 in 2010 compared with $55 in 2009 and $50 in 2008. The increases were due to a higher number of Fashion Rewards customers, larger average spend per customer, increased inside volume and increased utilization of program benefits. We provide these benefits to our customers as participation in the Fashion Rewards program generates enhanced customer loyalty and incremental sales in our stores.

Credit Segment Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Credit segment (“Credit SG&A”) are made up of operational and marketing expenses, and bad debt. These expenses are summarized in the following table:

Fiscal year	2010	2009	2008
Operational and marketing expenses	$124	$105	$101
Bad debt expense	149	251	173
Total selling, general and administrative expenses	$273	$356	$274

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES – 2010 VS 2009

Total Credit SG&A decreased $83 in 2010 compared with 2009, due primarily to lower bad debt expense, partially offset by increases in operational and marketing expenses. The decrease in bad debt expense reflects continued improvement in our credit trends which are further discussed below. Operational and marketing expenses are incurred to support and service our credit and debit card products and the related rewards programs. The increase in these expenses in 2010 was primarily driven by increased information technology expenses, higher collection agency fees from increased recovery efforts and expenses related to our Fashion Rewards program.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES – 2009 VS 2008

Total Credit SG&A increased $82 in 2009 compared with 2008 due primarily to increased bad debt expense. The increase in bad debt expense reflects higher write-offs due to consumer credit trends which are further discussed below.

Allowance for Credit Losses and Credit Trends

The following table illustrates activity in the allowance for credit losses for the past three fiscal years:

Fiscal year	2010	2009	2008
Allowance at beginning of year	$190	$138	$73
Bad debt provision	149	251	173
Write-offs	(211)	(209)	(116)
Recoveries	17	10	8
Allowance at end of year	$145	$190	$138

30+ days delinquent as a percentage of ending credit card receivables	3.0%	5.3%	3.7%
Net write-offs as a percentage of average credit card receivables	9.2%	9.5%	5.6%
Allowance as a percentage of ending credit card receivables	6.9%	8.8%	6.8%

CREDIT TRENDS – 2010 VS 2009

During 2010, our delinquency and net write-off results improved. Write-offs were higher during the first half of 2010, reflecting accounts that became delinquent during the second half of 2009. By the fourth quarter of 2010, net write-offs were $39, or 7.2% of average credit card receivables compared with $56, or 10.5% of average credit card receivables in the fourth quarter of 2009. As a result of the continued improvements in our delinquency and write-off results, including in California, we reduced our allowance for credit losses by $45 during 2010, from $190 to $145.

CREDIT TRENDS – 2009 VS 2008

Delinquency rates and write-offs ran at elevated levels throughout 2009 as a result of economic conditions, including rising unemployment. California experienced particular weakness relative to our other geographic regions and accounted for approximately 50% of our write-offs. In light of the economic environment and based on our delinquency and write-off trends, we increased our allowance for credit losses by $52, from $138 to $190 in 2009.

CREDIT QUALITY

The quality of our credit card receivables at any time reflects, among other factors, general economic conditions, the creditworthiness of our cardholders and the success of our account management and collection activities. In general, credit quality tends to decline, and the risk of credit losses tends to increase, during periods of deteriorating economic conditions. Through our underwriting and risk management standards and practices, we seek to maintain a high quality cardholder portfolio, thereby mitigating our exposure to credit losses. As of January 29, 2011, 76.2% of our credit card receivables were from cardholders with FICO scores of 660 or above (generally considered “prime” according to industry standards) compared with 71.2% as of January 30, 2010.

Recent Regulatory Changes

In May 2009, the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “Credit CARD Act”) was passed, resulting in new restrictions on credit card pricing, finance charges and fees, customer billing practices and payment application. These rules required us to make changes to our credit card business practices and systems. We have completed and implemented the necessary changes and new procedures to enable compliance with those rules that are currently effective, and we expect more regulations and interpretations of the new rules to emerge. Depending on the nature and extent of the full impact from these rules, and any interpretations or additional rules, the practices, revenues and profitability of our Credit segment could be adversely affected.

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

Nordstrom, Inc. and subsidiaries	23

Total Company Results

Interest Expense, Net

Fiscal year	2010	2009	2008
Interest on long-term debt and short-term borrowings	$133	$148	$145
Less:
Interest income	(1)	(3)	(3)
Capitalized interest	(5)	(7)	(11)
Interest expense, net	$127	$138	$131

INTEREST EXPENSE, NET – 2010 VS 2009

Interest expense, net decreased $11 in 2010 compared with 2009 due to lower interest rates, partially offset by higher debt balances.

INTEREST EXPENSE, NET – 2009 VS 2008

Interest expense, net increased $7 in 2009 compared with 2008 due to higher average debt levels resulting from the $400 debt offering in the second quarter of 2009, partially offset by the $250 senior notes which matured in January 2009 and the impact of declining variable interest rates.

Income Tax Expense

Fiscal year	2010	2009	2008
Income tax expense	$378	$255	$247
Effective tax rate	38.2%	36.6%	38.1%

The following table illustrates the components of our effective tax rate for 2010, 2009 and 2008:

Fiscal year	2010	2009	2008
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income taxes	3.4	3.5	3.4
Deferred tax adjustment	–	(1.8)	(3.2)
Permanent differences	(0.2)	(0.6)	2.0
Other, net	–	0.5	0.9
Effective tax rate	38.2%	36.6%	38.1%

INCOME TAX EXPENSE – 2010 VS 2009

The increase in the effective tax rate for 2010 compared with 2009 was primarily due to the impact of a non-recurring benefit of approximately $12 from a deferred tax adjustment during the first quarter of 2009 related to the closure of our 2007 federal tax return audit.

INCOME TAX EXPENSE – 2009 VS 2008

In 2009 and 2008, our effective tax rate was impacted by adjustments related to our deferred tax assets primarily driven by the closure of several tax years under audit, as well as permanent items related to investment valuation.

Fourth Quarter Results

Quarter ended	January 29, 2011	January 30, 2010
Net sales	$2,816	$2,539
Credit card revenues	100	101
Gross profit	1,058	946
Selling, general and administrative (“SG&A”) expenses:
Retail	(697)	(631)
Credit	(55)	(106)
Net earnings	232	172
Earnings per diluted share	$1.04	$0.77

% of net sales:
Gross profit	37.6%	37.3%
Retail SG&A	24.8%	24.9%

Our fourth quarter performance reflected continued improvement in our sales and gross margin trends throughout the year. Net earnings for the fourth quarter of 2010 were $232, or $1.04 per diluted share compared with $172, or $0.77 per diluted share in 2009.

NET SALES

Total sales for the quarter increased 10.9% to $2,816. During the quarter, we opened one Nordstrom Rack store. Same-store sales increased 6.7%, with increases of 7.2% at Nordstrom and 3.9% at Nordstrom Rack.

Nordstrom same-store sales increased 7.2% for the quarter. Both the number of sales transactions and the average selling price of our merchandise increased for the quarter ended January 29, 2011 compared with the same period last year. Category highlights for the quarter were jewelry, dresses and shoes. The South and Midwest were the top-performing geographic regions relative to the fourth quarter of 2009. We continued to drive sales growth through customer service, our merchandise offering and multi-channel capabilities.

Nordstrom Rack net sales increased $93, or 24.1% for the quarter. Nordstrom Rack same-store sales increased 3.9% for the fourth quarter of 2010 compared with the fourth quarter of 2009. The increase in part reflects a promotional event that occurred during the quarter. The number of sales transactions increased for the quarter, partially offset by decreases in the average selling price of Rack merchandise. Cosmetics, accessories and shoes were the leading categories for Nordstrom Rack.

GROSS PROFIT

Our gross profit rate increased 34 basis points to 37.6% from 37.3% last year. The improvement was mainly driven by our ability to leverage buying and occupancy expenses during the quarter as well as a slight improvement in merchandise margin. As a result of our merchandising and multi-channel capabilities, we achieved increases in regular priced selling and in our inventory turnover rate. We ended the quarter with inventory per square foot up 3.8% on a 6.0% increase in sales per square foot compared with the fourth quarter of 2009.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for our Retail Business increased $66 compared with last year’s fourth quarter. The increase was largely driven by higher sales volume, and by expenses for the three Nordstrom stores and seventeen Nordstrom Rack stores opened since the fourth quarter of 2009. Our Retail SG&A rate decreased approximately 10 basis points primarily due to the timing of performance-related expenses, partially offset by higher overhead expenses related to technology and marketing as we continued to invest in improving the customer experience.

In the fourth quarter, selling, general and administrative expenses for our Credit segment were $55, down from $106 in 2009. The decrease was primarily driven by lower bad debt expense resulting from continued improvements in our credit trends.

For further information on our quarterly results in 2010 and 2009, refer to Note 15 in the Notes to Consolidated Financial Statements in Item 8.

Nordstrom, Inc. and subsidiaries	25

2011 Outlook

Our expectations for 2011, excluding the impact of our HauteLook acquisition, are as follows:

Same-store sales	2 to 4 percent increase
Credit card revenues	$0 to $10 increase
Gross profit rate[1]	10 basis point decrease to 10 basis point increase
Selling, general and administrative (“SG&A”) expenses:
Retail	$120 to $160 increase
Credit	$0 to $10 decrease
Selling, general and administrative expense rate[2]	45 to 65 basis point decrease
Interest expense, net	$0 to $5 decrease
Effective tax rate	39.0 percent
Earnings per diluted share	$2.95 to $3.10
Diluted shares outstanding	223.3

1Includes both our Retail gross profit and the cost of our loyalty program, which is recorded in our Credit segment, as a percentage of net sales.

2Selling, general and administrative rate is calculated as SG&A expense for the total company as a percentage of net sales.

We plan to open three Nordstrom full-line stores and seventeen Nordstrom Rack stores and relocate two Nordstrom Rack stores during 2011. This will increase our retail square footage by approximately 4.3%.

We expect our gross profit rate to remain approximately flat in 2011, after the significant improvement experienced in 2010.

The majority of the increase in our Retail SG&A expenses relates to our expectations for increased variable expenses consistent with the planned increase in sales, to additional expenses from stores opened during 2010 and 2011, and to strengthening our capabilities to enable continued improvement in the customer experience.

For our Credit segment, we expect a slight increase in credit card revenues as a result of increased volume, offset by higher payment rates. We expect Credit SG&A expenses to be flat to down slightly when compared with 2010 results, which included $45 of reductions in our allowance for credit losses.

Interest expense, net is anticipated to be flat to down slightly due primarily to lower borrowing facility fees.

Return on Invested Capital (ROIC) (Non-GAAP financial measure)

We define Return on Invested Capital (ROIC) as follows:

ROIC =	Net Operating Profit After Taxes (NOPAT)
Average Invested Capital

We believe that ROIC is a useful financial measure for investors in evaluating our operating performance. When analyzed in conjunction with our net earnings and total assets and compared to return on assets (net earnings divided by average total assets), it provides investors with a useful tool to evaluate our ongoing operations and our management of assets from period to period. ROIC is one of our key financial metrics, and we also incorporate it into our executive incentive measures. We believe that overall performance as measured by ROIC correlates directly to shareholders’ return over the long term. For the 12 fiscal months ended January 29, 2011, our ROIC increased to 13.6% compared with 12.1% for the 12 fiscal months ended January 30, 2010. ROIC is not a measure of financial performance under GAAP, should not be considered a substitute for return on assets, net earnings or total assets as determined in accordance with GAAP, and may not be comparable with similarly titled measures reported by other companies. The closest measure calculated using GAAP amounts is return on assets, which increased to 8.6% from 7.1% for the 12 fiscal months ended January 29, 2011, compared with the 12 fiscal months ended January 30, 2010. The following is a comparison of return on assets to ROIC:

	12 fiscal months ended
	January 29, 2011	January 30, 2010
Net earnings	$613	$441
Add: income tax expense	378	255
Add: interest expense	128	138
Earnings before interest and income tax expense	1,119	834

Add: rent expense	62	43
Less: estimated depreciation on capitalized operating leases[1]	(32)	(23)
Net operating profit	1,149	854

Estimated income tax expense[2]	(439)	(313)
Net operating profit after tax (NOPAT)	$710	$541

Average total assets[3]	$7,091	$6,197
Less: average non-interest-bearing current liabilities[4]	(1,796)	(1,562)
Less: average deferred property incentives[3]	(487)	(462)
Add: average estimated asset base of capitalized operating leases[5]	425	311
Average invested capital	$5,233	$4,484

Return on assets	8.6%	7.1%
ROIC	13.6%	12.1%

1Capitalized operating leases is our best estimate of the asset base we would record for our operating leases as if we had classified them as capital or purchased the property. Asset base is calculated as described in footnote 5 below.

2Based upon our effective tax rate multiplied by the net operating profit for the 12 fiscal months ended January 29, 2011 and January 30, 2010.

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

Nordstrom, Inc. and subsidiaries	27

LIQUIDITY AND CAPITAL RESOURCES

We maintain a level of liquidity sufficient to allow us to cover our seasonal cash needs and to maintain appropriate levels of short-term borrowings. We believe that our operating cash flows and available credit facilities are sufficient to finance our cash requirements for the next 12 months and beyond.

Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our solid financial position and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments. We believe our existing cash on-hand, operating cash flows, available credit facilities and potential future borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives.

Operating Activities

Net cash provided by operating activities was $1,177 in 2010 and $1,251 in 2009. The majority of our operating cash inflows are derived from sales. We also receive cash payments for property incentives from developers. Our operating cash outflows generally consist of payments to our merchandise vendors (net of vendor allowances), payments to our employees for wages, salaries and other employee benefits and payments to our landlords for rent. Operating cash outflows also include payments for income taxes and interest payments on our short- and long-term borrowings.

The decrease in cash provided by operating activities in 2010 compared with 2009 was due primarily to working capital initiatives undertaken in 2009, which resulted in increased cash generated from operating activities in that year. Additionally, in 2010, we made higher payments for performance-related incentives and income taxes compared with 2009, relating to the improved earnings performance we experienced in 2009 as compared with 2008.

In 2011, we expect our operating cash flows to increase as a result of higher sales and earnings.

Investing Activities

Net cash used in investing activities was $462 in 2010 and $541 in 2009. Our investing cash flows primarily consist of capital expenditures and changes in credit card receivables associated with cardholder purchases outside of Nordstrom using our Nordstrom VISA credit cards.

CAPITAL EXPENDITURES

Our capital expenditures over the last three years totaled $1,322, with $399 in 2010, $360 in 2009 and $563 in 2008. Capital expenditures included investments in new stores and relocations, remodels and information technology improvements.

Capital expenditures increased in 2010 compared with 2009 due to greater store remodel activity and the timing of expenditures incurred for new stores. The following table summarizes our store count and square footage activity for the past three fiscal years:

	Store count			Square footage
Fiscal year	2010	2009	2008	2010	2009	2008

Total, beginning of period	184	169	156	22.8	21.9	20.5
Store openings:
Nordstrom full-line stores	3	3	8	0.4	0.5	1.2
Nordstrom Rack and other stores	17	13	6	0.6	0.4	0.2
Closed stores	–	(1)	(1)	–	–	–

Total, end of period	204	184	169	23.8	22.8	21.9

Additionally, we relocated one Nordstrom full-line store and one Nordstrom Rack store in 2010, compared with one Nordstrom full-line store in 2009. Our 2010 store openings and relocations increased our gross square footage by 4.7%.

To date in 2011, we have opened three Nordstrom Rack stores. During the remainder of 2011, we anticipate opening three Nordstrom full-line stores and fourteen additional Nordstrom Rack stores, as well as relocating two Nordstrom Rack stores. This will increase our gross square footage by approximately 4.3%.

We received property incentives from our developers of $95 in 2010, $96 in 2009 and $119 in 2008. These incentives are included in our cash provided by operations in our consolidated statements of cash flows. However, operationally we view these as an offset to our capital expenditures. Our capital expenditure percentages, net of property incentives, for the last three years by category are summarized as follows:

Fiscal year	2010	2009	2008
Category and expenditure percentage:
New store openings, relocations and remodels	67%	74%	85%
Information technology	15%	13%	8%
Other	18%	13%	7%
Total	100%	100%	100%

Other capital expenditures consist of ongoing improvements to our stores in the ordinary course of business and expenditures related to various growth initiatives.

We expect that our capital expenditures, net of property incentives, will be approximately $2,200 over the next five years, with approximately $400 to $440 in 2011. Over these five years, we expect that approximately 72% of our net capital expenditures will be for new store openings, relocations and remodels; 15% for information technology; and 13% for other projects. Our current five-year plans include 22 new stores and 4 relocations announced through 2013, and 2 new stores announced with dates to be determined. These would represent a 6.1% increase in square footage. Of the announced new stores, 18 will be Nordstrom Rack stores. We believe that we have the capacity for additional capital investments should opportunities arise.

CHANGE IN CREDIT CARD RECEIVABLES ORIGINATED AT THIRD PARTIES

The Nordstrom VISA credit cards allow our customers to make purchases at merchants outside of our stores and accumulate points for our Nordstrom Fashion Rewards® program. In 2010, net cash outflows from customers’ third-party purchases using their Nordstrom VISA credit cards decreased to $66, compared with $182 in 2009, as a result of improved payment rates.

Financing Activities

Net cash used in financing activities was $4 in 2010 compared with $13 provided by financing activities in 2009. Our financing activities include our short-term and long-term borrowing activity, dividends paid and repurchases of common stock.

SHORT-TERM AND LONG-TERM BORROWING ACTIVITY

During 2010, we issued $500 of senior unsecured notes at 4.75%, due May 2020. After deducting the original issue discount, underwriting fees and other expenses of $2, net proceeds from the offering were $498. Additionally, we retired $350 of securitized notes in April 2010 using available cash. We had no short-term borrowings and no amounts outstanding on our revolving line of credit during the year.

DIVIDENDS

In 2010, we paid dividends of $167, or $0.76 per share, compared with $139, or $0.64 per share, in 2009. During the second quarter of 2010, we increased our quarterly dividend from $0.16 per share to $0.20 per share. In determining the amount of dividends to pay, we analyze our dividend payout ratio and dividend yield, while taking into consideration our operating performance and capital resources. We plan to target a 25% to 30% dividend payout ratio, which is calculated as our dividend payments divided by net earnings.

In February 2011, we declared a first quarter dividend of $0.23 per share.

SHARE REPURCHASES

In August 2010, our Board of Directors authorized a program to repurchase up to $500 of our outstanding common stock, through January 28, 2012. Under this program, we have repurchased 2.3 shares of our common stock for an aggregate purchase price of $89, and had $411 in remaining capacity. The actual amount and timing of future share repurchases, if any, will be subject to market conditions and applicable Securities and Exchange Commission rules.

Nordstrom, Inc. and subsidiaries	29

Free Cash Flow (Non-GAAP financial measure)

We define Free Cash Flow as:

Free Cash Flow = Net Cash Provided By Operating Activities – Capital Expenditures – Change in Credit Card Receivables Originated at Third Parties – Cash Dividends Paid +/(–) Increase/(Decrease) in Cash Book Overdrafts

Free Cash Flow is one of our key liquidity measures, and, in conjunction with GAAP measures, provides us with a meaningful analysis of our cash flows. We believe that our ability to generate cash is more appropriately analyzed using this measure. Free Cash Flow is not a measure of liquidity under GAAP and should not be considered a substitute for operating cash flows as determined in accordance with GAAP. In addition, Free Cash Flow does have limitations:

•	Free Cash Flow does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs; and
•	Other companies in our industry may calculate Free Cash Flow differently than we do, limiting its usefulness as a comparative measure.

To compensate for these limitations, we analyze Free Cash Flow in conjunction with other GAAP financial and performance measures impacting liquidity, including operating cash flows. The closest measure calculated using GAAP amounts is net cash provided by operating activities, which was $1,177 and $1,251 for the 12 months ended January 29, 2011 and January 30, 2010. The following is a reconciliation of our net cash provided by operating activities and Free Cash Flow:

Fiscal year	2010	2009
Net cash provided by operating activities	$1,177	$1,251
Less: Capital expenditures	(399)	(360)
Change in credit card receivables originated at third parties	(66)	(182)
Cash dividends paid	(167)	(139)
Add: Increase in cash book overdrafts	37	9
Free Cash Flow	$582	$579

Net cash used in investing activities	$(462)	$(541)
Net cash (used in) provided by financing activities	$(4)	$13

Credit Capacity and Commitments

As of January 29, 2011, we had total short-term borrowing capacity available for general corporate purposes of $950. Of the total capacity, we had $650 under our commercial paper program, which is backed by our unsecured revolving credit facility (“revolver”), and $300 under our Variable Funding Note facility (“2007-A VFN”).

Our $650 revolver, which expires in August 2012, is available for working capital, capital expenditures and general corporate purposes. Under the terms of the agreement, we pay a variable rate of interest and a facility fee based on our debt rating. Under the revolver, we have the option to increase the revolving commitment by up to $100, to a total of $750, provided that we obtain written consent from the lenders who choose to increase their commitment. During 2010, we had no borrowings under our revolver.

Our $650 commercial paper program allows us to use the proceeds to fund share repurchases as well as operating cash requirements. Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. The issuance of commercial paper has the effect, while it is outstanding, of reducing borrowing capacity under our revolver by an amount equal to the principal amount of commercial paper. During 2010, we had no outstanding issuances under our $650 commercial paper program.

During 2010, we renewed our 2007-A VFN. The 2007-A VFN has a capacity of $300 and matures in January 2012. The 2007-A VFN is backed by substantially all of the Nordstrom private label card receivables and a 90% interest in the co-branded Nordstrom VISA credit card receivables. Borrowings under the 2007-A VFN incur interest based upon the cost of commercial paper issued by a third-party bank conduit plus specified fees. We pay a commitment fee for the notes based on the size of the commitment. During 2010, we had no borrowings against this facility.

Our wholly owned federal savings bank, Nordstrom fsb, also maintains a variable funding facility with a short-term credit capacity of $100. This facility is backed by the remaining 10% interest in the Nordstrom VISA credit card receivables and is available, if needed, to provide liquidity support to Nordstrom fsb. Borrowings under the facility incur interest based upon the cost of commercial paper issued by the third-party bank conduit plus specified fees. During 2010, Nordstrom fsb had no borrowings under this facility.

We maintain trade and standby letters of credit to facilitate international payments. As of January 29, 2011, we have $10 available under a trade letter of credit, with $6 outstanding. We additionally hold a $15 standby letter of credit, with $12 outstanding under this facility at the end of the year.

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

The rate depends upon the type of borrowing incurred, plus in each case an applicable margin. This applicable margin varies depending upon the credit ratings assigned to our long-term unsecured debt. At the time of this report, our long-term unsecured debt ratings, outlook and resulting applicable margin were as follows:

	Credit ratings	Outlook
Moody’s	Baa1	Stable
Standard & Poor’s	A-	Stable

Base interest rate	Applicable margin
LIBOR	1.750%
All other	0.750%

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

Debt Covenants

The revolver requires that we maintain a fixed charge coverage ratio of at least two times, and a leverage ratio of not greater than four times. The fixed coverage ratio is defined as:

Earnings before Interest, Income Taxes, Depreciation, Amortization and Rent (“EBITDAR”) less gross capital expenditures

Interest expense, net + rent expense

The leverage ratio is defined as:

Adjusted Debt

EBITDAR

(See additional discussion of Adjusted Debt to EBITDAR below).

As of January 29, 2011 and January 30, 2010, we were in compliance with these covenants. We will continue to monitor these covenants to ensure that we make any necessary adjustments to our plans and believe that we will remain in compliance with these covenants during 2011.

Nordstrom, Inc. and subsidiaries	31

Adjusted Debt to EBITDAR (Non-GAAP financial measure)

We define Adjusted Debt to EBITDAR as follows:

Adjusted Debt to EBITDAR =	Adjusted Debt
EBITDAR

Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our current goal is to manage debt levels to maintain an investment-grade credit rating as well as operate with an efficient capital structure for our size, growth plans and industry. Investment-grade credit ratings are important to maintaining access to a variety of short-term and long-term sources of funding, and we rely on these funding sources to continue to grow our business. We believe a higher ratio, among other factors, could result in rating agency downgrades. In contrast, we believe a lower ratio would result in a higher cost of capital and could negatively impact shareholder returns. As of January 29, 2011, our Adjusted Debt to EBITDAR was 2.2 compared with 2.5 as of January 30, 2010. The decrease was primarily the result of an increase in earnings before interest and income taxes in 2010 compared with 2009.

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

To compensate for these limitations, we analyze Adjusted Debt to EBITDAR in conjunction with other GAAP financial and performance measures impacting liquidity, including operating cash flows, capital spending and net earnings. The closest measure calculated using GAAP amounts is debt to net earnings, which was 4.5 and 5.9 for 2010 and 2009. The following is a comparison of debt to net earnings and Adjusted Debt to EBITDAR:

	2010	[1]	2009[1]
Debt	$2,781		$2,613
Add: rent expense x 8[2]	500		341
Less: fair value of interest rate swaps included in long-term debt	(25)		–
Adjusted Debt	$3,256		$2,954

Net earnings	613		441
Add: income tax expense	378		255
Add: interest expense, net	127		138
Earnings before interest and income taxes	1,118		834

Add: depreciation and amortization of buildings and equipment, net	327		313
Add: rent expense	62		43
EBITDAR	$1,507		$1,190

Debt to Net Earnings	4.5		5.9
Adjusted Debt to EBITDAR	2.2		2.5

1The components of adjusted debt are as of the end of 2010 and 2009, while the components of EBITDAR are for the 12 months ended January 29, 2011 and January 30, 2010.

2The multiple of eight times rent expense used to calculate adjusted debt is a commonly used method of estimating the debt we would record for our leases that are classified as operating if they had met the criteria for a capital lease, or we had purchased the property.

Contractual Obligations

The following table summarizes our contractual obligations and the expected effect on our liquidity and cash flows as of January 29, 2011. We expect to fund these commitments primarily with operating cash flows generated in the normal course of business and credit available to us under existing and potential future facilities.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$4,384	$148	$792	$646	$2,798
Capital lease obligations	15	2	4	5	4
Operating leases	1,031	111	208	188	524
Purchase obligations	1,302	1,207	66	21	8
Other long-term liabilities	237	15	39	28	155
Total	$6,969	$1,483	$1,109	$888	$3,489

Included in the required debt repayments disclosed above are estimated total interest payments of $1,638 as of January 29, 2011, payable over the remaining life of the debts.

The capital and operating lease obligations in the table above do not include payments for operating expenses that are required by most of our lease agreements. Such expenses, which include common area charges, real estate taxes and other executory costs, totaled $65 in 2010, $60 in 2009 and $56 in 2008. In addition, some of our leases require additional rental payments based on a percentage of our sales, referred to as “percentage rent.” Percentage rent, which is also excluded from the obligations in the table above, was $9 in each of 2010, 2009 and 2008.

Purchase obligations primarily consist of purchase orders for unreceived goods or services and capital expenditure commitments.

Other long-term liabilities consist of workers’ compensation and general liability insurance reserves and postretirement benefits. The payment amounts presented above were estimated based on historical payment trends. Other long-term liabilities not requiring cash payments, such as deferred property incentives and deferred revenue, were excluded from the table above. Also excluded from the table above are unrecognized tax benefits of $21, as we are unable to reasonably estimate the timing of future cash payments, if any, for these liabilities.

We had no off-balance sheet arrangements, other than operating leases entered into in the normal course of business, during 2010.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The following discussion highlights the estimates we believe are critical and should be read in conjunction with the Notes to Consolidated Financial Statements in Item 8. Our management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosures that follow.

Allowance for Credit Losses

The allowance for credit losses reflects our best estimate of the losses inherent in our receivables as of the balance sheet date, including uncollectible finance charges and fees. We estimate such credit losses based on several factors, including historical aging and delinquency trends, write-off experience, concentration and risk metrics, and general economic conditions.

We believe the allowance for credit losses is adequate to cover anticipated losses in our credit card receivables under current conditions; however, significant deterioration in any of the factors mentioned above could materially change these expectations. During 2009, increases in unemployment and associated delinquency and write-off trends prompted us to record significant increases to our allowance for credit losses, which increased from $138 at January 31, 2009 to $190 at January 30, 2010. As credit trends began to improve during 2010, we reduced our allowance for credit losses by $45, from $190 at January 30, 2010 to $145 at January 29, 2011. A 10% change in our allowance for credit losses would have affected net earnings by $9 for the fiscal year ended January 29, 2011.

Revenue Recognition

We recognize revenue from sales at our retail stores at the point of sale, net of an allowance for estimated sales returns. We estimate customer merchandise returns based on historical return patterns and reduce sales and cost of sales accordingly.

Although we believe we have sufficient current and historical knowledge to record reasonable estimates of sales returns, there is a possibility that actual returns could differ from recorded amounts. In the past three years, we have made no material changes to our estimates included in the calculations of our sales return reserve. A 10% change in the sales return reserve would have had a $5 impact on our net earnings for the year ended January 29, 2011.

Nordstrom, Inc. and subsidiaries	33

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

We reserve for obsolescence based on historical trends and specific identification. Our obsolescence reserve contains uncertainties as the calculations require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends.

We do not believe that the assumptions used in these estimates will change significantly based on prior experience. In the past three years, we have made no material changes to our estimates included in the calculations of the obsolescence reserve. A 10% change in the obsolescence reserve would not have had a material effect on our net earnings for the year ended January 29, 2011.

Income Taxes

We regularly evaluate the likelihood of realizing the benefit for income tax positions we have taken in various federal, state and foreign filings by considering all relevant facts, circumstances and information available to us. If we believe it is more likely than not that our position will be sustained, we recognize a benefit at the largest amount which we believe is cumulatively greater than 50% likely to be realized. Our unrecognized tax benefit was $43 as of both January 29, 2011 and January 30, 2010.

Unrecognized tax benefits require significant management judgment regarding applicable statutes and their related interpretation, the status of various income tax audits and our particular facts and circumstances. Also, as audits are completed or statutes of limitations lapse, it may be necessary to record adjustments to our taxes payable, deferred tax assets, tax reserves or income tax expense. Such adjustments did not materially impact our effective income tax rate in 2010, but reduced our effective income tax rate by 1.8 percentage points in 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to our consolidated financial statements for a discussion of recent accounting pronouncements. We do not expect any of these pronouncements to have a material effect on our results of operations, liquidity or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Dollars in millions

INTEREST RATE RISK

Our primary exposure to market risk is through changes in interest rates. As of January 29, 2011, we have gross credit card receivables of $2,103, which generate finance charge income at a combination of fixed and variable rates, and long-term debt of $2,781, including $1,150 that bears interest at LIBOR-based rates. Changing interest rates can therefore affect our credit card revenues and interest expense. The annualized effect of a one-percentage-point change in interest rates would not materially affect our net earnings, cash flows or the fair value of our fixed-rate debt.

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

The table below presents information about our long-term debt obligations and interest rate swaps that are sensitive to changes in interest rates as of January 29, 2011. For debt obligations, including our capital leases, the table presents principal amounts, at book value, by maturity date, and related weighted average interest rates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are the predetermined dollar principal on which the exchanged interest payments are based.

Dollars in millions	2011	2012	2013	2014	2015	Thereafter	Total at January 29, 2011	Fair value at January 29, 2011
Long-term debt
Fixed	$6	$6	$7	$406	$8	$1,823	$2,256	$2,513
Avg. int. rate	8.8%	8.5%	8.4%	6.8%	8.5%	6.2%	6.3%
Variable	–	$500	–	–	–	–	$500	$497
Avg. int. rate[1]	–	0.3%	–	–	–	–	0.3%

Interest rate swaps
Fixed to variable	–	–	–	–	–	$650	$650	$25[2]
Avg. pay rate[1]	–	–	–	–	–	3.1%	3.1%
Avg. receive rate	–	–	–	–	–	6.3%	6.3%

1Interest rates as of January 29, 2011.

2Our interest rate swaps were in an asset position as of January 29, 2011.

FOREIGN CURRENCY EXCHANGE RISK

The majority of our revenues, expenses and capital expenditures are transacted in U.S. dollars. However, we periodically enter into merchandise purchase orders denominated in Euros. From time to time we may use forward contracts to hedge against fluctuations in foreign currency prices. As of January 29, 2011, we had no outstanding forward contracts.

Nordstrom, Inc. and subsidiaries	35

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 29, 2011.

Deloitte & Touche LLP, an independent registered public accounting firm, is retained to audit Nordstrom’s Consolidated Financial Statements and the effectiveness of the Company’s internal control over financial reporting. Its accompanying reports are based on audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States). Deloitte & Touche LLP has issued an attestation report on the Company’s internal control over financial reporting as of January 29, 2011.

/s/ Michael G. Koppel

Michael G. Koppel

Executive Vice President and Chief Financial Officer

/s/ Blake W. Nordstrom

Blake W. Nordstrom

President

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nordstrom, Inc.

Seattle, Washington

We have audited the internal control over financial reporting of Nordstrom, Inc. and subsidiaries (the “Company”) as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 29, 2011 of the Company and our report dated March 18, 2011, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Seattle, Washington

March 18, 2011

Nordstrom, Inc. and subsidiaries	37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nordstrom, Inc.

Seattle, Washington

We have audited the accompanying consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the “Company”) as of January 29, 2011 and January 30, 2010, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended January 29, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nordstrom, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Seattle, Washington

March 18, 2011

Nordstrom, Inc.

Consolidated Statements of Earnings

In millions except per share amounts

Fiscal year	2010	2009	2008
Net sales	$9,310	$8,258	$8,272
Credit card revenues	390	369	301
Total revenues	9,700	8,627	8,573
Cost of sales and related buying and occupancy costs	(5,897)	(5,328)	(5,417)
Selling, general and administrative expenses:
Retail	(2,412)	(2,109)	(2,103)
Credit	(273)	(356)	(274)
Earnings before interest and income taxes	1,118	834	779
Interest expense, net	(127)	(138)	(131)
Earnings before income taxes	991	696	648
Income tax expense	(378)	(255)	(247)
Net earnings	$613	$441	$401

Earnings per share:
Basic	$2.80	$2.03	$1.85
Diluted	$2.75	$2.01	$1.83

Weighted average shares outstanding:
Basic	218.8	216.8	216.6
Diluted	222.6	219.7	219.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc. and subsidiaries	39

Nordstrom, Inc.

Consolidated Balance Sheets

In millions

	January 29, 2011	January 30, 2010
Assets
Current assets:
Cash and cash equivalents	$1,506	$795
Accounts receivable, net	2,026	2,035
Merchandise inventories	977	898
Current deferred tax assets, net	236	238
Prepaid expenses and other	79	88
Total current assets	4,824	4,054

Land, buildings and equipment (net of accumulated depreciation of $3,520 and $3,316)	2,318	2,242
Goodwill	53	53
Other assets	267	230
Total assets	$7,462	$6,579

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$846	$726
Accrued salaries, wages and related benefits	375	336
Other current liabilities	652	596
Current portion of long-term debt	6	356
Total current liabilities	1,879	2,014

Long-term debt, net	2,775	2,257
Deferred property incentives, net	495	469
Other liabilities	292	267

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 218.0 and 217.7 shares issued and outstanding	1,168	1,066
Retained earnings	882	525
Accumulated other comprehensive loss	(29)	(19)
Total shareholders’ equity	2,021	1,572
Total liabilities and shareholders’ equity	$7,462	$6,579

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.

Consolidated Statements of Shareholders’ Equity

In millions except per share amounts

	Common Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at February 2, 2008	220.9	$936	$201	$(22)	$1,115
Net earnings	–	–	401	–	401
Other comprehensive earnings:
Postretirement plan adjustments, net of tax of ($8)	–	–	–	12	12

Comprehensive net earnings					413
Dividends ($0.64 per share)	–	–	(138)	–	(138)
Effect of postretirement plan measurement date change	–	–	(3)	–	(3)
Issuance of common stock for:
Stock option plans	0.8	17	–	–	17
Employee stock purchase plan	0.6	17	–	–	17
Other	–	1	–	–	1
Stock-based compensation	–	26	–	–	26
Repurchase of common stock	(6.9)	–	(238)	–	(238)
Balance at January 31, 2009	215.4	$997	$223	$(10)	$1,210
Net earnings	–	–	441	–	441
Other comprehensive loss:
Postretirement plan adjustments, net of tax of $6	–	–	–	(9)	(9)

Comprehensive net earnings					432
Dividends ($0.64 per share)	–	–	(139)	–	(139)
Issuance of common stock for:
Stock option plans	1.5	27	–	–	27
Employee stock purchase plan	0.7	13	–	–	13
Other	0.1	1	–	–	1
Stock-based compensation	–	28	–	–	28
Balance at January 30, 2010	217.7	$1,066	$525	$(19)	$1,572
Net earnings	–	–	613	–	613
Other comprehensive loss:
Postretirement plan adjustments, net of tax of $7	–	–	–	(10)	(10)

Comprehensive net earnings					603
Dividends ($0.76 per share)	–	–	(167)	–	(167)
Issuance of common stock for:
Stock option plans	2.1	51	–	–	51
Employee stock purchase plan	0.4	13	–	–	13
Other	–	1	–	–	1
Stock-based compensation	0.1	37	–	–	37
Repurchase of common stock	(2.3)	–	(89)	–	(89)
Balance at January 29, 2011	218.0	$1,168	$882	$(29)	$2,021

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc. and subsidiaries	41

Nordstrom, Inc.

Consolidated Statements of Cash Flows

In millions

Fiscal year	2010	2009	2008
Operating Activities
Net earnings	$613	$441	$401
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of buildings and equipment	327	313	302
Amortization of deferred property incentives and other, net	(54)	(42)	(21)
Deferred income taxes, net	2	(58)	(36)
Stock-based compensation expense	42	32	28
Tax benefit from stock-based compensation	15	6	3
Excess tax benefit from stock-based compensation	(16)	(7)	(4)
Provision for bad debt expense	149	251	173
Change in operating assets and liabilities:
Accounts receivable	(74)	(159)	(93)
Merchandise inventories	(80)	(1)	53
Prepaid expenses and other assets	1	(38)	38
Accounts payable	72	168	16
Accrued salaries, wages and related benefits	37	120	(54)
Other current liabilities	42	81	(48)
Deferred property incentives	95	96	119
Other liabilities	6	48	(29)
Net cash provided by operating activities	1,177	1,251	848

Investing Activities
Capital expenditures	(399)	(360)	(563)
Change in credit card receivables originated at third parties	(66)	(182)	(232)
Other, net	3	1	3
Net cash used in investing activities	(462)	(541)	(792)

Financing Activities
(Repayments) proceeds from commercial paper borrowings, net	–	(275)	275
Proceeds from long-term borrowings, net of discounts	498	399	150
Principal payments on long-term borrowings	(356)	(25)	(410)
Increase in cash book overdrafts	37	9	20
Cash dividends paid	(167)	(139)	(138)
Repurchase of common stock	(84)	–	(264)
Proceeds from exercise of stock options	35	21	13
Proceeds from employee stock purchase plan	13	13	17
Excess tax benefit from stock-based compensation	16	7	4
Other, net	4	3	(9)
Net cash (used in) provided by financing activities	(4)	13	(342)

Net increase (decrease) in cash and cash equivalents	711	723	(286)
Cash and cash equivalents at beginning of year	795	72	358
Cash and cash equivalents at end of year	$1,506	$795	$72

Supplemental Cash Flow Information
Cash paid during the year for:
Interest (net of capitalized interest)	$121	$134	$145
Income taxes	$381	$240	$340

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Founded in 1901 as a shoe store in Seattle, Washington, today Nordstrom, Inc. is a fashion specialty retailer that offers customers a well-edited selection of high-quality fashion brands focused on apparel, shoes, cosmetics and accessories for men, women and children. This breadth of merchandise allows us to serve a wide range of customers who appreciate quality fashion and a superior shopping experience. We offer a wide selection of brand name and private label merchandise through multiple retail channels: our 115 ‘Nordstrom’ branded full-line stores and online store at www.nordstrom.com (collectively, “Nordstrom”), 86 off-price ‘Nordstrom Rack’ stores, two ‘Jeffrey’ boutiques and one clearance store. Our stores are located throughout the United States.

Through our Credit segment, we provide our customers with a variety of payment products and services, including a Nordstrom private label card, two Nordstrom VISA credit cards and a debit card for Nordstrom purchases. These products also allow our customers to participate in our loyalty program.

Fiscal Year

We operate on a 52/53-week fiscal year ending on the Saturday closest to January 31st. References to 2010, 2009 and 2008 relate to the 52-week fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009. References to 2011 relate to the 52-week fiscal year ending January 28, 2012.

Principles of Consolidation

The consolidated financial statements include the balances of Nordstrom, Inc. and its subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities during the reporting period. Uncertainties regarding such estimates and assumptions are inherent in the preparation of financial statements and actual results may differ from these estimates and assumptions. Our significant accounting judgments and estimates include the allowance for credit losses, sales return reserve, inventory obsolescence reserve and unrecognized tax benefits.

Net Sales

We recognize revenue from sales at our retail stores at the point of sale, net of estimated returns and excluding sales taxes. Revenue from our sales to customers shipped directly from our stores and our online and catalog sales includes shipping revenue, when applicable, and is recognized upon estimated receipt by the customer. We estimate customer merchandise returns based on historical return patterns and reduce sales and cost of sales accordingly. Activity in the allowance for sales returns, net, for the past three fiscal years is as follows:

Fiscal year	2010	2009	2008

Allowance at beginning of year	$76	$70	$56
Additions	1,180	1,030	1,051
Returns, net[1]	(1,171)	(1,024)	(1,037)

Allowance at end of year	$85	$76	$70

1Returns, net consists of actual returns offset by the value of the merchandise returned and the sales commission reversed.

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

Cost of Sales

Cost of sales includes the purchase cost of inventory sold (net of vendor allowances), in-bound freight and certain costs of loyalty program benefits related to our credit and debit cards.

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

We receive incentives from landlords to construct stores in certain developments. These property incentives are recorded as a deferred credit and recognized as a reduction of rent expense on a straight-line basis over the lease term. At the end of 2010 and 2009, the deferred credit balance was $553 and $518.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and benefits costs (other than those included in buying and occupancy costs), advertising, shipping and handling costs, bad debt expense related to our credit card operations and other miscellaneous expenses.

Advertising

Advertising production costs for Internet, magazines, store events and other media are expensed the first time the advertisement is run. Total advertising expenses, net of vendor allowances, of $114, $85 and $98 in 2010, 2009 and 2008 were included in selling, general and administrative expenses.

Vendor Allowances

We receive allowances from merchandise vendors for cosmetic selling expenses, purchase price adjustments, cooperative advertising programs and various other expenses. Allowances for cosmetic selling expenses are recorded in selling, general and administrative expenses as a reduction of the related costs when incurred. Purchase price adjustments are recorded as a reduction of cost of sales at the point they have been earned and the related merchandise has been sold. Allowances for cooperative advertising and promotion programs and other expenses are recorded in selling, general and administrative expenses as a reduction of the related costs when incurred. Any allowances in excess of actual costs incurred that are included in selling, general and administrative expenses are recorded as a reduction of cost of sales. The following table shows vendor allowances earned during the year:

Fiscal year	2010	2009	2008
Cosmetic selling expenses	$118	$106	$112
Purchase price adjustments	96	91	96
Cooperative advertising and promotion	67	63	65
Other	2	2	3
Total vendor allowances	$283	$262	$276

Shipping and Handling Costs

Our shipping and handling costs include payments to third-party shippers and costs to hold, move and prepare merchandise for shipment. These costs do not include inbound freight to our distribution centers, which we include in the cost of our inventory. Shipping and handling costs of $133, $103 and $106 in 2010, 2009 and 2008 were included in selling, general and administrative expenses.

Loyalty Program

Customers who use our Nordstrom private label credit or debit card or our Nordstrom VISA credit cards can participate in the Nordstrom Fashion Rewards® program through which customers accumulate points based on their level of spending. Upon reaching a certain threshold, customers receive Nordstrom Notes®, which can be redeemed for goods or services in our stores and online. As cardholders increase their level of spending, they also receive benefits such as free shipping and fashion events. We estimate the net cost of Nordstrom Notes that will be issued and redeemed, and record this cost as rewards points are accumulated. These costs are recorded in cost of sales given that we provide customers with products and services for these rewards. Other costs of the loyalty program, which primarily include shipping and fashion events, are recorded in selling, general and administrative expenses based on estimates of benefits expected to be accumulated and redeemed.

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

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

Gift Cards

We recognize revenue from the sale of gift cards when the gift card is redeemed by the customer, or we recognize breakage income when the likelihood of redemption, based on historical experience, is deemed to be remote. Based on an analysis of our program since its inception in 1999, we determined that balances remaining on cards issued beyond five years are unlikely to be redeemed and therefore may be recognized as income. Breakage income was $9, $8 and $7 in 2010, 2009 and 2008. To date, our breakage rate is approximately 3.1% of the amount initially issued as gift cards. Gift card breakage income is included in selling, general and administrative expenses in our consolidated statement of earnings. We had outstanding gift card liabilities of $188 and $174 at the end of 2010 and 2009, which are included in other current liabilities.

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

We regularly evaluate the likelihood of realizing the benefit for income tax positions that we have taken in various federal, state and foreign filings by considering all relevant facts, circumstances and information available. If we believe it is more likely than not that our position will be sustained, we recognize a benefit at the largest amount which we believe is cumulatively greater than 50% likely to be realized.

Interest and penalties related to income tax matters are classified as a component of income tax expense.

Comprehensive Net Earnings

Comprehensive net earnings include net earnings and other comprehensive earnings and losses. Other comprehensive earnings and losses in 2010, 2009 and 2008 consisted of adjustments, net of tax, related to our postretirement benefit obligations. Accumulated other comprehensive losses at the end of 2010 and 2009 consisted of unrecognized losses on postretirement benefit obligations.

Cash Equivalents

Cash equivalents are short-term investments with a maturity of three months or less from the date of purchase and are carried at amortized cost, which approximates fair value. Our cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable at the end of 2010 and 2009 included $111 and $74 of checks not yet presented for payment drawn in excess of our bank deposit balances.

Accounts Receivable

Accounts receivable includes credit card receivables from our Nordstrom private label and VISA credit cards as well as credit and debit card receivables due from third party financial institutions. We record credit card receivables on our consolidated balance sheets at the outstanding balance, net of an allowance for credit losses. The allowance for credit losses reflects our best estimate of the losses inherent in our receivables as of the balance sheet date, including uncollectible finance charges and fees. We estimate such credit losses based on several factors, including historical aging and delinquency trends, write-off experience, concentration and risk metrics and general economic conditions. Credit card receivables constitute unsecured consumer loans, for which the risk of cardholder default and associated credit losses tend to increase as general economic conditions deteriorate.

We consider a credit card account delinquent if the minimum payment is not received by the payment due date. Our aging method is based on the number of completed billing cycles during which the customer has failed to make a minimum payment. Delinquent accounts, including accrued finance charges and fees, are written off when they are determined to be uncollectible, usually after they become 150 days past due. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make further collection unlikely.

We recognize finance charges on delinquent accounts until they become 120 days past due, after which we place accounts on non-accrual status. Payments received for accounts on non-accrual status are applied to accrued finance charges, fees and principal balances consistent with other accounts, with subsequent finance charge income recognized only when actually received. Non-accrual accounts may return to accrual status when we receive three consecutive minimum payments or the equivalent lump sum.

Our Nordstrom private label credit card can be used only in Nordstrom stores and on our website, while our Nordstrom VISA cards allow our customers the option of using the cards for purchases of Nordstrom merchandise and services, as well as for purchases outside of Nordstrom. Cash flows from the use of both the private label and Nordstrom VISA credit cards for sales originating at our stores are treated as an operating activity within the consolidated statements of cash flows, as they relate to sales at Nordstrom. Cash flows arising from the use of Nordstrom VISA cards outside of our stores are treated as an investing activity within the consolidated statements of cash flows, as they represent loans made to our customers for purchases at third parties.

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

We capitalize interest on construction in progress and software projects during the period in which expenditures have been made, activities are in progress to prepare the asset for its intended use and actual interest costs are being incurred.

Depreciation is computed using the straight-line method over the asset’s estimated useful life, which is determined by asset category as follows:

Asset	Life (in years)
Buildings and improvements	5 – 40
Store fixtures and equipment	3 – 15
Leasehold improvements	Shorter of initial lease term or asset life
Capitalized software	3 – 7

Leasehold improvements made at the inception of the lease are amortized over the shorter of the asset life or the initial lease term. Leasehold improvements made during the lease term are amortized over the shorter of the asset life or the remaining lease term. Lease terms include the fixed, non-cancelable term of a lease, plus any renewal periods determined to be reasonably assured.

When facts and circumstances indicate that the carrying values of long-lived tangible assets may be impaired, we perform an evaluation of recoverability by comparing the carrying values of the net assets to their related projected undiscounted future cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying values of long-lived assets will not be recoverable, we recognize an impairment loss. We estimate the fair value of the assets using the expected present value of future cash flows of the assets. Land, building and equipment are grouped at the lowest level at which there are identifiable cash flows when assessing impairment. Cash flows for our retail store assets are identified at the individual store level.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of the related net assets acquired, and is not subject to amortization. We review our goodwill annually for impairment as of the first day of the first quarter or when circumstances indicate its carrying value may not be recoverable. We perform this evaluation at the reporting unit level, comprised of the principal business units within our Retail segment, through the application of a two-step fair value test. The first step of the test compares the carrying value of the reporting unit to its estimated fair value, which is based on the expected present value of future cash flows. If fair value does not exceed carrying value then a second step is performed to quantify the amount of the impairment. Based on the results of our tests, fair value substantially exceeds carrying value, therefore we had no goodwill impairment in 2010, 2009 or 2008.

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

Derivatives

Our interest rate swap agreements (collectively, the “swap”) are intended to hedge the exposure of changes in the fair value of our fixed-rate senior notes due in 2018 from interest rate risk. The swap is designated as a fully effective fair value hedge. As such, the interest rate swap fair value is included in other assets or other liabilities on our consolidated balance sheet, with an offsetting adjustment to the carrying value of our long-term debt (included in other unsecured debt). See Note 7: Debt and Credit Facilities for additional information related to our swap.

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.

The estimated fair value of long-term debt, including current maturities and excluding the value of our interest rate swap, was $3,010 and $2,810 at the end of 2010 and 2009, compared with carrying values of $2,757 and $2,613. The estimated fair value of the swap was a $25 asset and a $1 liability at the end of 2010 and 2009. The fair value of long-term debt is estimated using quoted market prices of the same or similar issues, while the fair value of our swap is estimated based upon observable market-based inputs for identical or comparable arrangements from reputable third-party brokers, adjusted for credit risk. As such, these are considered Level 2 measurements, as defined by applicable fair value accounting standards.

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which was subsequently modified by ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The provisions of this ASU (as modified), which are effective beginning with this annual report for the year ended January 29, 2011, did not impact our consolidated financial position or statement of operations, as its requirements are disclosure-only in nature.

In December 2010, the FASB Emerging Issues Task Force (“EITF”) issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU No. 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts to require Step 2 of the goodwill impairment test to be performed if it is more likely than not that goodwill impairment exists. We do not expect the provisions of this ASU, which are effective for us as of the beginning of 2011, to have a material impact on our consolidated financial statements.

NOTE 2: ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows:

	January 29, 2011	January 30, 2010
Credit card receivables:
Nordstrom VISA credit card receivables	$1,431	$1,477
Nordstrom private label card receivables	672	685
Total credit card receivables	2,103	2,162
Allowance for credit losses	(145)	(190)
Credit card receivables, net	1,958	1,972
Other accounts receivable	68	63
Accounts receivable, net	$2,026	$2,035

As of January 29, 2011 and January 30, 2010, $2,061 and $2,136 of our credit card receivables are restricted under our securitization program. On a daily basis, 100% of the restricted Nordstrom private label credit card receivables and 90% of the restricted Nordstrom VISA credit card receivables are transferred to a third-party trust to secure the Series 2007-2 Notes and our 2007-A variable funding note. In addition, these restricted receivables secured our Series 2007-1 Notes, which were retired April 2010. The remaining 10% of the restricted Nordstrom VISA credit card receivables are retained by our wholly owned federal savings bank, Nordstrom fsb, to secure their variable funding facility. As of January 29, 2011 and January 30, 2010, a portion of our restricted receivables were unencumbered by outstanding borrowings and credit facilities. Our credit card securitization agreements set a maximum percentage of receivables that can be associated with various receivable categories, such as employee or foreign receivables. As of January 29, 2011 and January 30, 2010, these maximums were not exceeded.

Other accounts receivable consist primarily of credit and debit card receivables due from third-party financial institutions and vendor claims.

Nordstrom, Inc. and subsidiaries	47

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

Activity in the allowance for credit losses for the past three fiscal years is as follows:

Fiscal year	2010	2009	2008
Allowance at beginning of year	$190	$138	$73
Bad debt provision	149	251	173
Write-offs	(211)	(209)	(116)
Recoveries	17	10	8
Allowance at end of year	$145	$190	$138

For purposes of determining impairment and recording the associated allowance for credit losses, we evaluate our credit card receivables on a collective basis as they are composed of large groups of smaller-balance homogeneous loans and therefore are not individually evaluated for impairment. Under certain circumstances, we may make modifications to a customer’s payment terms that constitute a troubled debt restructuring (“TDR”). These modifications typically result in reduced or waived fees and finance charges, and/or reduced minimum payments. Receivables classified as TDRs were 2.7% and 4.3% of our total credit card receivables as of January 29, 2011 and January 30, 2010, and are included in the collective evaluation of our credit card receivables in determining our allowance for credit losses.

Credit Quality

The primary indicators of the credit quality of our credit card receivables are aging and delinquency, particularly the levels of account balances delinquent 30 days or more as these are the accounts most likely to be written off. The following table illustrates the aging and delinquency status of our credit card receivables:

	January 29, 2011		January 30, 2010
	Balance	% of Total	Balance	% of Total
Current	$1,942	92.4%	$1,901	87.9%
1 – 29 days delinquent	97	4.6%	147	6.8%
30+ days delinquent:
30 – 59 days delinquent	24	1.1%	35	1.6%
60 – 89 days delinquent	17	0.8%	27	1.3%
Greater than 90 days delinquent	23	1.1%	52	2.4%
Total 30+ days delinquent	$64	3.0%	$114	5.3%
Total credit card receivables	$2,103	100.0%	$2,162	100.0%

Receivables not accruing finance charges	$14		$38
Receivables greater than 90 days delinquent and still accruing finance charges	$21		$45

We also evaluate credit quality using FICO credit scores. The following table illustrates the distribution of our credit card receivables across FICO score ranges:

	January 29, 2011[1]		January 30, 2010[1]
FICO Score Range	Balance	% of Total	Balance	% of Total
801+	$314	14.9%	$128	5.9%
720 – 800	731	34.8%	806	37.3%
660 – 719	558	26.5%	606	28.0%
600 – 659	274	13.0%	281	13.0%
001 – 599	155	7.4%	284	13.2%
Other[2]	71	3.4%	57	2.6%
Total credit card receivables	$2,103	100.0%	$2,162	100.0%

1Credit scores for our cardholders are updated at least every 60 days. Amounts listed in the table reflect the most recently obtained credit scores as of the dates indicated.

2Other consists of amounts not yet posted to customers’ accounts and receivables from customers for whom FICO scores are temporarily unavailable.

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

NOTE 3: LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment consist of the following:

	January 29, 2011	January 30, 2010
Land and land improvements	$72	$70
Buildings and building improvements	919	924
Leasehold improvements	1,914	1,735
Store fixtures and equipment	2,341	2,267
Capitalized software	404	382
Construction in progress	188	180
	5,838	5,558
Less: accumulated depreciation and amortization	(3,520)	(3,316)
Land, buildings and equipment, net	$2,318	$2,242

The total cost of buildings and equipment held under capital lease obligations was $28 at the end of both 2010 and 2009, with related accumulated amortization of $23 in 2010 and $22 in 2009. The amortization of capitalized leased buildings and equipment of $1 in both 2010 and 2009 was recorded in depreciation expense.

NOTE 4: SELF INSURANCE

Our self insurance reserves are summarized as follows:

	January 29, 2011	January 30, 2010
Workers’ compensation	$50	$50
Employee health and welfare	18	20
General liability	11	10
Total	$79	$80

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

NOTE 5: 401(k) AND PROFIT SHARING

We provide a 401(k) and profit sharing plan for our employees. Our Board of Directors establishes our profit sharing contribution each year. The 401(k) component is funded by voluntary employee contributions. In February 2009, the plan was amended to replace our fixed company matching contribution with a discretionary contribution in an amount determined by our Board of Directors. Our expense related to the profit sharing component and the matching contributions of the 401(k) component totaled $86, $74 and $39 in 2010, 2009 and 2008.

Nordstrom, Inc. and subsidiaries	49

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

NOTE 6: POSTRETIREMENT BENEFITS

We have an unfunded defined benefit Supplemental Executive Retirement Plan (“SERP”), which provides retirement benefits to certain officers and select employees. The SERP has different benefit levels depending on the participant’s role in the company. At the end of 2010 and 2009, there were 36 and 35 officers and select employees eligible for SERP benefits. This plan is non-qualified and does not have a minimum funding requirement.

Benefit Obligations and Funded Status

	January 29, 2011	January 30, 2010
Change in benefit obligation:
Benefit obligation at beginning of year	$102	$85
Participant service cost	2	2
Interest cost	6	6
Benefits paid	(4)	(4)
Actuarial loss	16	13
Benefit obligation at end of year	$122	$102
Change in plan assets:
Fair value of plan assets at beginning of year	–	–
Employer contribution	$4	$4
Benefits paid	(4)	(4)
Fair value of plan assets at end of year	–	–
Underfunded status at end of year	$(122)	$(102)

The accumulated benefit obligation, which is the present value of benefits, assuming no future compensation changes, was $116 and $96 at the end of 2010 and 2009.

Amounts recognized as liabilities in the consolidated balance sheets consist of the following:

	January 29, 2011	January 30, 2010
Current liabilities	$5	$5
Noncurrent liabilities	117	97
Net amount recognized	$122	$102

Components of SERP Expense

The components of SERP expense recognized in the consolidated statements of earnings are as follows:

Fiscal year	2010	2009	2008
Participant service cost	$2	$2	$2
Interest cost	6	6	6
Amortization of net loss	2	–	2
Amortization of prior service cost	–	–	1
Total SERP expense	$10	$8	$11

Amounts not yet reflected in SERP expense and included in accumulated other comprehensive loss (pre-tax) consist of the following:

	January 29, 2011	January 30, 2010
Accumulated loss	$(36)	$(22)
Prior service cost	(2)	(2)
Total accumulated other comprehensive loss	$(38)	$(24)

In 2011, we expect $4 of costs currently in accumulated other comprehensive loss to be recognized as components of SERP expense.

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

Assumptions

Weighted average assumptions used to determine benefit obligation and SERP expense are as follows:

Fiscal year	2010	2009	2008
Assumptions used to determine benefit obligation:
Discount rate	5.60%	5.95%	6.95%
Rate of compensation increase	3.00%	3.00%	3.00%
Assumptions used to determine SERP expense:
Discount rate	5.95%	6.95%	6.35%
Rate of compensation increase	3.00%	3.00%	3.00%

Future Benefit Payments and Contributions

As of January 29, 2011, the expected future benefit payments based upon the assumptions described above and including benefits attributable to estimated future employee service are as follows:

Fiscal year
2011	$5
2012	6
2013	6
2014	7
2015	8
2016-2020	44

In 2011, we expect to make contributions to the plan of $5.

NOTE 7: DEBT AND CREDIT FACILITIES

Debt

A summary of our long-term debt is as follows:

	January 29, 2011	January 30, 2010
Secured
Series 2007-1 Class A Notes, 4.92%, retired April 2010	–	$326
Series 2007-1 Class B Notes, 5.02%, retired April 2010	–	24
Series 2007-2 Class A Notes, one-month LIBOR plus 0.06% per year, due April 2012	$454	454
Series 2007-2 Class B Notes, one-month LIBOR plus 0.18% per year, due April 2012	46	46
Mortgage payable, 7.68%, due April 2020	55	60
Other	14	15
	569	925
Unsecured
Senior notes, 6.75%, due June 2014, net of unamortized discount	399	399
Senior notes, 6.25%, due January 2018, net of unamortized discount	647	647
Senior notes, 4.75%, due May 2020, net of unamortized discount	498	–
Senior debentures, 6.95%, due March 2028	300	300
Senior notes, 7.00%, due January 2038, net of unamortized discount	343	343
Other	25	(1)
	2,212	1,688

Total long-term debt	2,781	2,613
Less: current portion	(6)	(356)
Total due beyond one year	$2,775	$2,257

The Series 2007-2 Class A & B Notes are secured by substantially all of the Nordstrom private label card receivables and a 90% interest in the Nordstrom VISA credit card receivables. Our mortgage payable is secured by an office building which had a net book value of $75 at the end of 2010.

Nordstrom, Inc. and subsidiaries	51

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

During 2010, we retired our $350 Series 2007-1 Class A & B Notes, which had been secured by our restricted receivables. We also issued $500 of senior unsecured notes at 4.75%, due May 2020. After deducting the original issue discount of $2, net proceeds from the offering were $498.

Other secured debt as of January 29, 2011 consists primarily of capital lease obligations. Other unsecured debt as of January 29, 2011 consists primarily of an adjustment to the carrying value of our long-term debt associated with the fair value of our interest rate swaps.

We have interest rate swap agreements (collectively, the “swap”) with a $650 notional amount maturing in 2018. Under the swap, we receive a fixed rate of 6.25% and pay a variable rate based on one-month LIBOR plus a margin of 2.9% (3.1% at January 29, 2011). See Note 1: Nature of Operations and Summary of Significant Accounting Policies for additional information related to our swap.

Required principal payments on long-term debt, excluding capital lease obligations, are as follows:

Fiscal year
2011	$5
2012	505
2013	5
2014	405
2015	6
Thereafter	1,820

Interest Expense

The components of interest expense, net are as follows:

Fiscal year	2010	2009	2008
Interest on long-term debt and short-term borrowings	$133	$148	$145
Less:
Interest income	(1)	(3)	(3)
Capitalized interest	(5)	(7)	(11)
Interest expense, net	$127	$138	$131

Credit Facilities

As of January 29, 2011, we had total short-term borrowing capacity available for general corporate purposes of $950. Of the total capacity, we had $650 under our commercial paper program, which is backed by our unsecured revolving credit facility, and $300 under our Variable Funding Note facility (“2007-A VFN”).

Our $650 unsecured revolving credit facility (the “revolver”), which expires in August 2012, is available for working capital, capital expenditures and general corporate purposes. We have the option to increase the revolving commitment by up to $100, to a total of $750, provided that we obtain written consent from the lenders who choose to increase their commitment. Under the terms of the agreement, we pay a variable rate of interest and a facility fee based on our debt rating. The revolver requires that we maintain a leverage ratio of not greater than four times Adjusted Debt to Earnings before Interest, Income Taxes, Depreciation, Amortization and Rent (“EBITDAR”). The revolver also requires that we maintain a fixed charge coverage ratio of at least two times, defined as:

EBITDAR less gross capital expenditures
Interest expense, net + rent expense

As of January 29, 2011 and January 30, 2010 we were in compliance with these covenants.

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

At the end of both 2010 and 2009, we had no outstanding borrowings under our revolver and no outstanding issuances under our commercial paper program.

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

During 2010, we renewed our 2007-A VFN. The 2007-A VFN has a capacity of $300 and matures in January 2012. The 2007-A VFN is backed by substantially all of the Nordstrom private label card receivables and a 90% interest in the co-branded Nordstrom VISA credit card receivables. Borrowings under the 2007-A VFN incur interest based upon the cost of commercial paper issued by a third-party bank conduit plus specified fees. We pay a commitment fee for the notes based on the size of the commitment. At the end of both 2010 and 2009, we had no outstanding issuances against this facility.

Our wholly owned federal savings bank, Nordstrom fsb, also maintains a variable funding facility with a short-term credit capacity of $100. This facility is backed by the remaining 10% interest in the Nordstrom VISA credit card receivables and is available, if needed, to provide liquidity support to Nordstrom fsb. At the end of 2010 and 2009, Nordstrom fsb had no outstanding borrowings under this facility. Borrowings under the facility incur interest based upon the cost of commercial paper issued by the third-party bank conduit plus specified fees.

NOTE 8: LEASES

We lease the land or the land and buildings at many of our stores. Additionally, we lease office facilities, warehouses and equipment. Most of these leases are classified as operating leases and they expire at various dates through 2080. The majority of our fixed, non-cancelable lease terms are 15 to 30 years for Nordstrom full-line stores and 10 to 15 years for Nordstrom Rack stores. Many of our leases include options that allow us to extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception. Most of our leases also provide for payment of operating expenses, such as common area charges, real estate taxes and other executory costs, and some leases require additional payments based on sales, referred to as “percentage rent.”

Future minimum lease payments as of January 29, 2011 are as follows:

Fiscal year	Capital leases	Operating leases
2011	$2	$111
2012	2	108
2013	2	100
2014	2	96
2015	3	92
Thereafter	4	524
Total minimum lease payments	15	$1,031
Less: amount representing interest	(5)
Present value of net minimum lease payments	$10

Rent expense for 2010, 2009 and 2008 was as follows:

Fiscal year	2010	2009	2008
Minimum rent:
Store locations	$94	$76	$63
Offices, warehouses and equipment	19	13	13
Percentage rent	9	9	9
Property incentives	(60)	(55)	(48)
Total rent expense	$62	$43	$37

The rent expense above does not include common area charges, real estate taxes and other executory costs which were $65 in 2010, $60 in 2009 and $56 in 2008.

NOTE 9: COMMITMENTS AND CONTINGENT LIABILITIES

Our estimated total purchase obligations, capital expenditure contractual commitments and inventory purchase orders were $1,302 as of January 29, 2011. In connection with the purchase of foreign merchandise, we have outstanding trade letters of credit totaling $6 as of January 29, 2011.

We are subject from time to time to various claims and lawsuits arising in the ordinary course of business including lawsuits alleging violations of state and/or federal wage and hour laws. Some of these suits purport or may be determined to be class actions and/or seek substantial damages and some may remain unresolved for several years. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable liabilities. While we cannot predict the outcome of these matters with certainty, we do not believe any currently identified claim, proceeding or litigation, either alone or in aggregate, will have a material impact on our results of operations, financial position or cash flows.

Nordstrom, Inc. and subsidiaries	53

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

NOTE 10: SHAREHOLDERS’ EQUITY

Share Repurchase Program

In August 2010, our Board of Directors authorized a program to repurchase up to $500 of our outstanding common stock, through January 28, 2012. The following is a summary of the activity related to our share repurchase programs in 2008, 2009 and 2010:

Period	Shares	Average price per share	Amount
Capacity at February 2, 2008			$1,364
Shares repurchased	6.9	$34.29	(238)
Capacity at January 31, 2009			$1,126
Shares repurchased	–	–	–
Unused capacity upon program expiration in August 2009			(1,126)
Capacity at January 30, 2010			–
August 2010 authorization			500
Shares repurchased	2.3	$39.12	(89)
Capacity at January 29, 2011			$411

The actual number and timing of future share repurchases, if any, will be subject to market conditions and applicable Securities and Exchange Commission rules.

Dividends

We paid dividends of $0.76 per share in 2010 and $0.64 per share in each of 2009 and 2008.

NOTE 11: STOCK COMPENSATION PLANS

We currently have three stock-based compensation plans: the 2010 Equity Incentive Plan (“2010 Plan”), our Employee Stock Purchase Plan and the 2002 Nonemployee Director Stock Incentive Plan.

In 2010, our shareholders approved the adoption of the 2010 Plan, which replaced the 2004 Equity Incentive Plan (“2004 Plan”). The 2010 Plan authorizes the grant of stock options, performance share units, restricted stock units, stock appreciation rights and both restricted and unrestricted shares of common stock to employees. The aggregate number of shares to be issued under the 2010 Plan may not exceed 11.6 plus any shares currently outstanding under the 2004 Plan, which are forfeited or which expire during the term of the 2010 Plan. No future grants will be made under the 2004 Plan. As of January 29, 2011, we have 54.4 shares authorized, 27.4 shares issued and outstanding and 11.8 shares available for grant.

Under the Employee Stock Purchase Plan (“ESPP”), employees may make payroll deductions of up to ten percent of their base and bonus compensation. At the end of each six-month offering period, participants may apply their accumulated payroll deductions toward the purchase of shares of our common stock at 90% of the fair market value on the last day of the offer period. As of January 29, 2011, we had 9.4 shares authorized and 1.3 shares available for issuance under the ESPP. We issued 0.4 shares under the ESPP during 2010. At the end of 2010 and 2009, we had current liabilities of $5 and $4, respectively, for future purchases of shares under the ESPP.

The 2002 Nonemployee Director Stock Incentive Plan authorizes the grant of stock awards to our nonemployee directors. These awards may be deferred or issued in the form of restricted or unrestricted stock, non-qualified stock options or stock appreciation rights. As of January 29, 2011, we had 0.9 shares authorized and 0.6 remaining shares available for issuance. In 2010, we deferred shares with a total expense of $1.

The following table summarizes our stock-based compensation expense:

Fiscal year	2010	2009	2008
Stock options	$35	$26	$24
Performance share units	3	3	–
Employee stock purchase plan	2	1	2
Other	2	2	2
Total stock-based compensation expense before income tax benefit	42	32	28
Income tax benefit	(16)	(12)	(10)
Total stock-based compensation expense, net of income tax benefit	$26	$20	$18

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

The stock-based compensation expense before income tax benefit was recorded in our consolidated statements of earnings as follows:

Fiscal year	2010	2009	2008
Cost of sales and related buying and occupancy costs	$13	$10	$10
Selling, general and administrative expenses	29	22	18
Total stock-based compensation expense before income tax benefit	$42	$32	$28

The benefits of tax deductions in excess of the compensation cost recognized for stock-based awards are classified as financing cash inflows and are reflected as “Excess tax benefit from stock-based compensation” in the consolidated statements of cash flows.

Stock Options

We used the following assumptions to estimate the fair value for stock options at grant date:

Fiscal year	2010	2009	2008
Risk-free interest rate: Represents the yield on U.S. Treasury zero-coupon securities that mature over the 10-year life of the stock options.	0.5% - 4.0%	0.7% - 3.3%	2.0% - 4.3%

Weighted average volatility: Based on a combination of the historical volatility of our common stock and the implied volatility of exchange traded options for our common stock.	40.0%	61.0%	45.0%

Weighted average expected dividend yield: Our forecasted dividend yield for the next ten years.	1.3%	1.3%	1.3%

Expected life in years: Represents the estimated period of time until option exercise. The expected term of options granted was derived from the output of the Binomial Lattice option valuation model and was based on our historical exercise behavior, taking into consideration the contractual term of the option and our employees’ expected exercise and post-vesting employment termination behavior.	5.7	5.3	5.5

The weighted average fair value per option at the grant date was $13, $7 and $15 in 2010, 2009 and 2008. In 2010, 2009 and 2008, stock option awards to employees were approved by the Compensation Committee of our Board of Directors and their exercise price was set at $36.94, $13.47 and $38.02, the closing price of our common stock on February 26, 2010, February 27, 2009 and February 28, 2008 (the dates of grant). The stock option awards provide recipients with the opportunity for financial rewards when our stock price increases. The awards are determined based upon a percentage of the recipients’ base salary and the fair value of the stock options. In 2010, we awarded stock options to 1,259 employees compared with 1,213 and 1,230 employees in 2009 and 2008.

As of January 29, 2011, we have 14.7 options outstanding under the 2010 Plan. Options vest over four years, and expire ten years after the date of grant. A summary of the stock option activity for 2010 is presented below:

Fiscal year	2010
	Shares	Weighted- average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, beginning of year	14.5	$24
Granted	2.6	37
Exercised	(2.1)	17
Cancelled	(0.3)	30
Expired	–	11
Outstanding, end of year	14.7	$27	6	$218
Options exercisable at end of year	7.5	$28	5	$111
Options vested or expected to vest at end of year	13.8	$27	6	$204

The total intrinsic value of options exercised during 2010, 2009 and 2008 was $51, $23 and $14. The total fair value of stock options vested during 2010, 2009 and 2008 was $27, $25 and $24. As of January 29, 2011, the total unrecognized stock-based compensation expense related to nonvested stock options was $36, which is expected to be recognized over a weighted average period of 28 months.

Nordstrom, Inc. and subsidiaries	55

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

Performance Share Units

We grant performance share units to executive officers as one of the ways to align compensation with shareholder interests. Performance share units vest after a three-year period only when our total shareholder return (reflecting daily stock price appreciation and compounded reinvestment of dividends) is positive and outperforms companies in a defined group of competitors determined by the Compensation Committee of our Board of Directors. The percentage of units that are earned depends on our relative position at the end of the vesting period and can range from 0% to 125% of the number of units granted.

Performance share units are payable in either cash or stock as elected by the employee; therefore, they are classified as a liability award. The liability is remeasured, with a corresponding adjustment to earnings, at each fiscal quarter-end during the vesting period. The performance share unit liability is remeasured using the estimated percentage of units earned multiplied by the closing market price of our common stock on the current period-end date and is pro-rated based on the amount of time passed in the vesting period. The price used to issue stock or cash for the performance share units upon vesting is the closing market price of our common stock on the vest date.

Following is a summary of performance share unit activity:

	(68,503)	(68,503)	(68,503)
Fiscal year	2010	2009	2008
Outstanding, beginning of year	209,446	117,389	113,743
Granted	70,530	144,891	79,504
Vested but unearned	–	(44,827)	(57,006)
Vested and earned	(68,503)	–	–
Cancelled	(12,287)	(8,007)	(18,852)
Outstanding, end of year	199,186	209,446	117,389

Total fair value of performance share units earned	$2	–	–
Total fair value of performance share units settled or to be settled in cash	$2	–	–

As of January 29, 2011 and January 30, 2010, our other liabilities included $6 and $3 for performance share units. As of January 31, 2009, we had no liabilities related to performance share units. As of January 29, 2011, the remaining unrecognized stock-based compensation expense for unvested performance share units was $2, which is expected to be recognized over a weighted average period of 12 months.

NOTE 12: INCOME TAXES

Income tax expense consists of the following:

	$378	$378	$378
Fiscal year	2010	2009	2008
Current income taxes:
Federal	$324	$275	$244
State and local	52	38	39
Total current income tax expense	376	313	283
Deferred income taxes:
Current	2	(28)	(29)
Non-current	–	(30)	(7)
Total deferred income tax expense (benefit)	2	(58)	(36)
Total income tax expense	$378	$255	$247

A reconciliation of the statutory Federal income tax rate to the effective tax rate on earnings before income taxes is as follows:

	$378	$378	$378
Fiscal year	2010	2009	2008
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income taxes	3.4	3.5	3.4
Deferred tax adjustment	–	(1.8)	(3.2)
Permanent differences	(0.2)	(0.6)	2.0
Other, net	–	0.5	0.9
Effective tax rate	38.2%	36.6%	38.1%

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

The major components of deferred tax assets and liabilities are as follows:

	January 29, 2011	January 30, 2010
Compensation and benefits accruals	$146	$123
Accrued expenses	75	67
Merchandise inventories	25	24
Land, buildings and equipment basis and depreciation differences	–	13
Gift cards and gift certificates	18	18
Loyalty reward certificates	17	12
Allowance for credit losses	56	74
Federal benefit of state taxes	9	11
Other	14	11
Total deferred tax assets	360	353
Land, buildings and equipment basis and depreciation differences	(4)	–
Total deferred tax liabilities	(4)	–
Net deferred tax assets	$356	$353

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2010, 2009 and 2008 is as follows:

Fiscal year	2010	2009	2008
Unrecognized tax benefit at beginning of year	$43	$28	$27
Gross increase to tax positions in prior periods	3	18	2
Gross decrease to tax positions in prior periods	(3)	(3)	(1)
Gross increase to tax positions in current period	3	3	4
Lapse of statute	–	–	(1)
Settlements	(3)	(3)	(3)
Unrecognized tax benefit at end of year	$43	$43	$28

At the end of 2010, 2009 and 2008, $22, $25 and $10 of the ending gross unrecognized tax benefit balance relates to deferred items which, if recognized, would not impact the effective tax rate.

Our income tax expense included $5 in 2010 and $2 in each of 2009 and 2008 of tax-related interest and penalties. At the end of 2010, 2009 and 2008, our liability for interest and penalties was $11, $7 and $6.

We file income tax returns in federal and various state and local jurisdictions. With few exceptions, we are no longer subject to federal, state and local, or non-U.S. income tax examinations for years before 2001. The federal tax return for 2008 is under concurrent year processing (accelerated audits), which is expected to be completed in 2011. We also currently have an open audit in France for the years 2001 through 2004, related to our Façonnable business which we sold in 2007. Unrecognized tax benefits related to federal, state and foreign tax positions may decrease by $15 by January 28, 2012, subject to the completion of examinations and the expiration of various statutes of limitations.

Nordstrom, Inc. and subsidiaries	57

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

NOTE 13: EARNINGS PER SHARE

Earnings per basic share is computed using the weighted average number of common shares outstanding during the year. Earnings per diluted share uses the weighted average number of common shares outstanding during the year plus dilutive common stock equivalents, primarily stock options.

The computation of earnings per share is as follows:

Fiscal year	2010	2009	2008
Net earnings	$613	$441	$401

Basic shares	218.8	216.8	216.6
Dilutive effect of stock options	3.8	2.9	2.6
Diluted shares	222.6	219.7	219.2

Earnings per basic share	$2.80	$2.03	$1.85
Earnings per diluted share	$2.75	$2.01	$1.83

Options and other equity instruments totaling 6.1 shares in 2010, 7.2 shares in 2009 and 4.9 shares in 2008 were excluded from earnings per diluted share because their impact was anti-dilutive.

NOTE 14: SEGMENT REPORTING

Through 2009, our reportable segments consisted of Retail Stores, Direct and Credit. Our Retail Stores segment included our Nordstrom full-line stores and our Nordstrom Rack off-price stores. Our Direct segment consisted of our online store, nordstrom.com.

Effective with the first quarter of 2010, we now view our Nordstrom full-line stores and our Nordstrom online store as a single ‘Nordstrom’ operating segment. Through our multi-channel initiatives, we have substantially integrated the operations, merchandising and technology of our Nordstrom full-line and online stores, consistent with our customers’ expectations of a seamless shopping experience regardless of channel. As a result, we have also realigned our internal reporting to our president, who is our chief operating decision maker, to be consistent with these multi-channel initiatives. We aggregate our Nordstrom and Nordstrom Rack operating segments into a single reportable segment, which we refer to as Retail, based on their similar economic and other qualitative characteristics.

Through our Credit segment, we provide our customers with a variety of payment products and services, including a Nordstrom private label card, two Nordstrom VISA credit cards and a debit card for Nordstrom purchases. Our credit and debit card products also include a loyalty program that provides benefits to our cardholders based on their level of spending.

Amounts in the Corporate/Other column include unallocated corporate expenses and assets, inter-segment eliminations and other adjustments to segment results necessary for the presentation of consolidated financial results in accordance with generally accepted accounting principles.

In general, we use the same measurements to compute earnings before income taxes for reportable segments as we do for the consolidated company. However, redemptions of our Nordstrom Notes® are included in net sales for our Retail segment. The sales amount in our Corporate/Other column includes an entry to eliminate these transactions from our consolidated net sales. There is no impact to consolidated earnings before income taxes for this adjustment. In addition, our sales return reserve and other corporate adjustments are recorded in the Corporate/Other column. Other than as described above, the accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1.

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

The following tables set forth information for our reportable segments. The segment information for fiscal years 2009 and 2008 presented below has been adjusted to reflect our 2010 reportable segments.

Fiscal year 2010	Retail		Credit	Corporate/Other	Total
Net sales	$9,420		–	$(110)	$9,310
Net sales increase	12.6%		N/A	N/A	12.7%
Credit card revenues	–		$390	–	390
Earnings (loss) before interest and income taxes	1,406		51	(339)	1,118
Interest expense, net	–		(21)	(106)	(127)
Earnings (loss) before income taxes	1,406		30	(445)	991
Earnings (loss) before income taxes as a % of net sales	14.9%		N/A	N/A	10.6%
Capital expenditures	361		1	37	399
Depreciation and amortization	295		2	30	327
Goodwill	53		–	–	53
Assets[1]	3,234		2,060	2,168	7,462

Fiscal year 2009	Retail		Credit	Corporate/Other	Total
Net sales	$8,363		–	$(105)	$8,258
Net sales decrease	(0.1%	)	N/A	N/A	(0.2%)
Credit card revenues	–		$370	(1)	369
Earnings (loss) before interest and income taxes	1,191		(41)	(316)	834
Interest expense, net	–		(41)	(97)	(138)
Earnings (loss) before income taxes	1,191		(82)	(413)	696
Earnings (loss) before income taxes as a % of net sales	14.2%		N/A	N/A	8.4%
Capital expenditures	341		7	12	360
Depreciation and amortization	281		2	30	313
Goodwill	53		–	–	53
Assets[1]	2,929		2,070	1,580	6,579

Fiscal year 2008	Retail		Credit	Corporate/Other	Total
Net sales	$8,372		–	$(100)	$8,272
Net sales decrease	(4.9%	)	N/A	N/A	(6.3%)
Credit card revenues	–		$302	(1)	301
Earnings (loss) before interest and income taxes	1,071		(22)	(270)	779
Interest expense, net	–		(50)	(81)	(131)
Earnings (loss) before income taxes	1,071		(72)	(351)	648
Earnings (loss) before income taxes as a % of net sales	12.8%		N/A	N/A	7.8%
Capital expenditures	544		2	17	563
Depreciation and amortization	267		1	34	302
Goodwill	53		–	–	53
Assets[1]	2,863		1,963	835	5,661

1Assets in Corporate/Other include unallocated assets in corporate headquarters, consisting primarily of cash, land, buildings and equipment and deferred tax assets.

Nordstrom, Inc. and subsidiaries	59

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

Within our reportable segments we also monitor sales by channel, as we believe sales are an important measure of our performance. Net sales by channel were as follows:

Fiscal year	2010	2009	2008
Nordstrom full-line stores	$6,995	$6,360	$6,630
Direct	705	563	501
Nordstrom	7,700	6,923	7,131
Nordstrom Rack and other	1,720	1,440	1,241
Total Retail segment sales	9,420	8,363	8,372
Corporate/Other	(110)	(105)	(100)
Total net sales	$9,310	$8,258	$8,272

Online orders fulfilled from our Nordstrom full-line stores are included in Direct sales. Items purchased online and picked up in our Nordstrom full-line stores are included in Nordstrom full-line store sales. Prior to February 2010, merchandise purchased from our online store that was later returned to our Nordstrom full-line stores was reported as a deduction from Nordstrom full-line store sales. Beginning in February 2010, we now deduct these returns from Direct sales instead of from Nordstrom full-line store sales in order to better align sales and sales returns within each channel. For purposes of comparison, 2009 and 2008 net sales results for both Nordstrom full-line stores and Direct have been revised to reflect this realignment of returns. This realignment of sales returns between channels had no effect on total Retail segment sales.

The following table summarizes net sales by merchandise category:

Fiscal year	2010		2009		2008
	Net sales	% of total	Net sales	% of total	Net sales	% of total
Women’s apparel	$3,184	34%	$2,845	34%	$2,812	34%
Shoes	2,094	23%	1,787	22%	1,721	21%
Men’s apparel	1,415	15%	1,262	15%	1,362	16%
Women’s accessories	1,101	12%	970	12%	963	12%
Cosmetics	972	10%	895	11%	921	11%
Children’s apparel	303	3%	283	3%	269	3%
Other	241	3%	216	3%	224	3%
Total net sales	$9,310	100%	$8,258	100%	$8,272	100%

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

NOTE 15: SELECTED QUARTERLY DATA (UNAUDITED)

Fiscal year 2010	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter	Total
Net sales	$1,990		$2,417		$2,087		$2,816	$9,310
Same-store sales percentage change	12.0%		8.4%		5.8%		6.7%	8.1%
Credit card revenues	97		98		95		100	390
Gross profit[1]	747		852		756		1,058	3,413
Selling, general and administrative expenses:
Retail	533		613		569		697	2,412
Credit	92		65		61		55	273
Earnings before income taxes	188		240		190		373	991
Net earnings	116		146		119		232	613
Net earnings as a percentage of total revenues	5.6%		5.8%		5.4%		8.0%	6.3%
Earnings per basic share	$0.53		$0.67		$0.54		$1.06	$2.80
Earnings per diluted share	$0.52		$0.66		$0.53		$1.04	$2.75

Fiscal year 2009	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter	Total
Net sales	$1,706		$2,145		$1,868		$2,539	$8,258
Same-store sales percentage change	(13.2%	)	(9.8%	)	(1.2%	)	6.9%	(4.2%)
Credit card revenues	86		87		95		101	369
Gross profit[1]	599		727		658		946	2,930
Selling, general and administrative expenses:
Retail	447		531		500		631	2,109
Credit	92		77		81		106	356
Earnings before income taxes	115		170		134		277	696
Net earnings	81		105		83		172	441
Net earnings as a percentage of total revenues	4.5%		4.7%		4.2%		6.5%	5.1%
Earnings per basic share	$0.38		$0.49		$0.38		$0.79	$2.03
Earnings per diluted share	$0.37		$0.48		$0.38		$0.77	$2.01

1Gross profit is calculated as net sales less cost of sales and related buying and occupancy costs.

NOTE 16: SUBSEQUENT EVENT

In February 2011, we entered into an agreement to acquire HauteLook, Inc., an online private sale retailer, for $180 in Nordstrom stock, with a portion subject to ongoing vesting requirements. In addition, the agreement provides for additional payments of up to $90 in Nordstrom stock under a three-year earn-out provision which is subject to HauteLook’s performance and vesting requirements for HauteLook’s existing management team. The transaction is expected to close in the first quarter of 2011 and is subject to customary closing conditions, including regulatory and HauteLook shareholder approvals.

Nordstrom, Inc. and subsidiaries	61

[This page intentionally left blank]

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

The following information required under this item is filed as part of this report:

Page
Management’s Report on Internal Control Over Financial Reporting	36
Report of Independent Registered Public Accounting Firm	37

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is included in the following sections of our Proxy Statement for our 2011 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

Executive Officers

Election of Directors

Board Committees

Director Nominating Process

Website Access to Corporate Governance Documents

Section 16(a) Beneficial Ownership Reporting Compliance

Corporate Governance

The certifications of our President and Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Annual Report on Form 10-K and were included as exhibits to each of our quarterly reports on Form 10-Q. Our President certified to the New York Stock Exchange (NYSE) on June 11, 2010 pursuant to Section 303A.12(a) of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.

Item 11. Executive Compensation.

The information required under this item is included in the following sections of our Proxy Statement for our 2011 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

Compensation of Executive Officers

Compensation Discussion and Analysis

Director Compensation

Compensation Committee Interlocks and Insider Participation

Nordstrom, Inc. and subsidiaries	63

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required under this item is included in the following sections of our Proxy Statement for our 2011 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plans

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is included in the following sections of our Proxy Statement for our 2011 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

Election of Directors

Certain Relationships and Related Transactions

Item 14. Principal Accounting Fees and Services.

The information required under this item is included in the following section of our Proxy Statement for our 2011 Annual Meeting of Shareholders, which section is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

Ratification of the Appointment of Independent Registered Public Accounting Firm

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a)1. FINANCIAL STATEMENTS

(a)3. EXHIBITS

Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 67 through 73 hereof.

All other schedules and exhibits are omitted because they are not applicable, not required or because the information required has been given as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Financial Officer:		Principal Executive Officer:

/s/	Michael G. Koppel	/s/	Blake W. Nordstrom
	Michael G. Koppel		Blake W. Nordstrom
	Executive Vice President and Chief Financial Officer		President

Principal Accounting Officer:

/s/	James A. Howell
James A. Howell
Vice President, Finance
Directors:

/s/	Phyllis J. Campbell	/s/	Enrique Hernandez, Jr.
	Phyllis J. Campbell		Enrique Hernandez, Jr.
	Director		Chairman of the Board of Directors

/s/	Robert G. Miller	/s/	Blake W. Nordstrom
	Robert G. Miller		Blake W. Nordstrom
	Director		Director

/s/	Erik B. Nordstrom	/s/	Peter E. Nordstrom
	Erik B. Nordstrom		Peter E. Nordstrom
	Director		Director

/s/	Philip G. Satre	/s/	Felicia D. Thornton
	Philip G. Satre		Felicia D. Thornton
	Director		Director

/s/	B. Kevin Turner	/s/	Robert D. Walter
	B. Kevin Turner		Robert D. Walter
	Director		Director

/s/	Alison A. Winter
Alison A. Winter
Director

Date: March 18, 2011

Nordstrom, Inc. and subsidiaries	65

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Nos. 333-166961, 333-161803, 333-63403, 333-40064, 333-40066, 333-79791, 333-101110, 333-118756, and 333-146049 on Form S-8 of our reports dated March 18, 2011, relating to the consolidated financial statements of Nordstrom, Inc. and subsidiaries, and the effectiveness of Nordstrom, Inc.’s internal control over financial reporting, appearing in this Annual Report on Form 10-K of Nordstrom, Inc. for the year ended January 29, 2011.

/s/ Deloitte & Touche LLP

Seattle, Washington

March 18, 2011

Nordstrom, Inc. and Subsidiaries

Exhibit Index

	Exhibit	Method of Filing
3.1	Articles of Incorporation as amended and restated on May 25, 2005	Incorporated by reference from the Registrant’s Form 8-K filed on May 31, 2005, Exhibit 3.1

3.2	Bylaws, as amended and restated on November 19, 2008	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 3.1

4.1	Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated March 11, 1998	Incorporated by reference from Registration No. 333-47035, Exhibit 4.1

4.2	Senior indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated January 13, 1999	Incorporated by reference from Registration No. 333-69281, Exhibit 4.3

4.3	Form of Subordinated Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated January 13, 1999	Incorporated by reference from Registration No. 333-69281, Exhibit 4.4

4.4	Series 2007-2 Note purchase agreement, dated as of April 25, 2007, by and between Nordstrom Credit Card Master Note Trust II and J.P. Morgan Securities Inc. and Greenwich Capital Markets, Inc., as representative of the initial purchasers	Incorporated by reference from the Registrant’s Form 8-K filed on May 1, 2007, Exhibit 4.2

4.5	Amended and Restated Master Indenture, dated as of May 1, 2007, by and between Nordstrom Credit Card Master Note Trust II and Wells Fargo Bank, National Association, as indenture trustee	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 4.1

4.6	Series 2007-2 Indenture Supplement, dated as of May 1, 2007, by and between Nordstrom Credit Card Master Note Trust II and Wells Fargo Bank, National Association, as indenture trustee	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 4.3

4.7	Form of 6.25% Note due January 2018	Incorporated by reference from the Registrant’s Form 8-K filed on December 3, 2007, Exhibit 4.1

4.8	Form of 6.75% Note due June 2014	Incorporated by reference from the Registrant’s Form 8-K filed on May 26, 2009, Exhibit 4.1

4.9	Note Purchase Agreement, dated as of November 13, 2009, by and between Nordstrom Credit Card Receivables II LLC, Nordstrom fsb, Nordstrom Credit, Inc., Falcon Asset Securitization Company, LLC and J.P. Morgan Chase Bank, N.A.	Incorporated by reference from the Registrant’s Form 8-K filed on November 18, 2009, Exhibit 4.2

4.10	First Amendment to the Note Purchase Agreement dated November 13, 2009, by and between Nordstrom Credit Card Receivables II LLC, Nordstrom fsb, Nordstrom Credit, Inc., Falcon Asset Securitization Company, LLC and J.P. Morgan Chase Bank, N.A., dated January 20, 2010	Incorporated by reference from the Registrant’s Form 8-K filed on January 21, 2010, Exhibit 4.1

4.11	Form of 4.75% Note due May 1, 2020	Incorporated by reference from the Registrant’s Form 8-K filed on April 23, 2010, Exhibit 4.1

4.12	Second Amendment to the Note Purchase Agreement dated November 13, 2009, by and between Nordstrom Credit Card Receivables II LLC, Nordstrom fsb, Nordstrom Credit, Inc., the conduit purchasers from time to time party thereto, the committed purchasers from time to time party thereto, the agents from time to time party thereto, and the administrative agent, dated January 11, 2011	Incorporated by reference from the Registrant’s Form 8-K filed on January 13, 2011, Exhibit 4.1

Nordstrom, Inc. and subsidiaries	67

	Exhibit	Method of Filing
10.1	Merchant Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1991, Exhibit 10.1

10.2	Investment Agreement dated October 8, 1984 between the Registrant and Nordstrom Credit, Inc.	Incorporated by reference from the Nordstrom Credit, Inc. Form 10, Exhibit 10.1

10.3*	1997 Nordstrom Stock Option Plan, amended and restated on February 16, 2000	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2003, Exhibit 10.1

10.4	Commercial Paper Dealer Agreement dated October 2, 1997 between Registrant and Bancamerica Securities, Inc.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.1

10.5	Issuing and Paying Agency Agreement dated October 2, 1997 between Registrant and First Trust of New York, N.A.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1997, Exhibit 10.3

10.6	Performance Undertaking dated December 4, 2001 between Registrant and Bank One, N.A.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002, Exhibit 10.38

10.7	Promissory Note dated April 18, 2002 between 1700 Seventh, L.P. and New York Life Insurance Company	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.2

10.8	Promissory Note dated April 18, 2002 between 1700 Seventh, L.P. and Life Investors Insurance Company of America	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.3

10.9	Guaranty Agreement dated April 18, 2002 between Registrant, New York Life Insurance Company and Life Investors Insurance Company of America	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.4

10.10	The 2002 Nonemployee Director Stock Incentive Plan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002, Exhibit 10.1

10.11*	Nordstrom, Inc. Leadership Separation Plan (Effective March 1, 2005)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005, Exhibit 10.43

10.12*	Nordstrom, Inc. Executive Management Group Bonus Plan	Incorporated by reference from Registrant’s definitive proxy statement filed with the Commission on April 15, 2004

10.13*	2004 Equity Incentive Plan	Incorporated by reference from the Registrant’s definitive proxy statement filed with the Commission on April 15, 2004

10.14	Commitment of Nordstrom, Inc. to Nordstrom fsb dated June 17, 2004	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, Exhibit 10.4

10.15	Nordstrom fsb Segregated Earmarked Deposit Agreement and Security Agreement by and between Nordstrom fsb and Nordstrom, Inc. dated July 1, 2004	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, Exhibit 10.5

* This exhibit is a management contract, compensatory plan or arrangement

	Exhibit	Method of Filing
10.16	Revolving Credit Facility Agreement dated November 4, 2005, between Registrant and each of the initial lenders named therein as Lenders, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Syndication Agents, U.S. Bank, National Association, as Documentation Agent and Bank of America, N.A. as administrative agent	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005, Exhibit 10.1

10.17	Director Compensation Summary	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 3, 2007, Exhibit 10.54

10.18*	2007 Stock Option Notice Award Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on February 26, 2007, Exhibit 10.1

10.19	Form of Restricted Stock Award under the 2002 Nonemployee Director Stock Incentive Plan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2007, Exhibit 10.1

10.20	Nordstrom, Inc. 2002 Nonemployee Director Stock Incentive Plan (2007 Amendment)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.39

10.21*	Nordstrom Executive Deferred Compensation Plan (2007)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.40

10.22	Nordstrom Directors Deferred Compensation Plan (2007)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.41

10.23*	Nordstrom, Inc. 2004 Equity Incentive Plan (2007 Amendment)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.44

10.24	First Amendment to Merchant Agreement and Operating Procedures dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated March 1, 2000	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.32

10.25	Second Amendment to Merchant Agreement and Operating Procedures dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated March 2, 2000	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.33

10.26	Third Amendment to Merchant Agreement and Operating Procedures dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated October 1, 2001	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.34

10.27	Fourth Amendment to Merchant Agreement and Operating Procedures dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated November 1, 2002	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.35

10.28	Fifth Amendment to Merchant Agreement and Operating Procedures dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated November 1, 2005	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.36

10.29*	Forms of Notice of 2001 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 1997 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.40

10.30	Sixth Amendment to Merchant Agreement and Operating Procedures dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated May 1, 2007	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.37

10.31*	Forms of Notice of 1999 Stock Option Grant and Stock Option Agreements under the Nordstrom, Inc. 1997 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.38

* This exhibit is a management contract, compensatory plan or arrangement

Nordstrom, Inc. and subsidiaries	69

	Exhibit	Method of Filing
10.32*	Form of Notice of 2002 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 1997 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.41

10.33*	Form of Notice of 2003 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 1997 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.42

10.34*	Form of Notice of 2004 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 1997 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.43

10.35*	Form of Notice of 2005 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 2004 Equity Incentive Plan	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2005, Exhibit 10.1

10.36*	Form of Notice of 2006 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 2004 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.45

10.37	Participation Agreement, dated as of May 1, 2007, by and between Nordstrom fsb, as seller and Nordstrom Credit, Inc., as purchaser	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.1

10.38	Servicing Agreement, dated as of May 1, 2007, by and between Nordstrom fsb, and Nordstrom Credit, Inc.	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.2

10.39	Amended and Restated Receivables Purchase Agreement, dated as of May 1, 2007, by and between Nordstrom Credit, Inc., as seller and Nordstrom Credit Card Receivables II LLC, as purchaser	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.3

10.40	Amended and Restated Transfer and Servicing Agreement, dated as of May 1, 2007, by and between Nordstrom Credit Card Receivables II LLC, as transferor, Nordstrom fsb, as servicer, Wells Fargo Bank, National Association, as indenture trustee, and Nordstrom Credit Card Master Note Trust II, as issuer	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.4

10.41	Second Amended and Restated Trust Agreement, dated as of May 1, 2007, by and between Nordstrom Credit Card Receivables II LLC, as transferor, and Wilmington Trust Company, as owner trustee	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.5

10.42	Amended and Restated Administration Agreement, dated as of May 1, 2007, by and between Nordstrom Credit Card Master Note Trust II, as issuer, and Nordstrom fsb, as administrator	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.6

10.43*	Amendment 2006-1 to the Nordstrom, Inc. Leadership Separation Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.56

10.44	Notice of Exercise of Accordion on Revolving Credit Facility Agreement dated May 13, 2008	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2008, Exhibit 10.1

10.45*	Nordstrom 401(k) Plan & Profit Sharing, amended and restated on August 27, 2008	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008, Exhibit 10.1

10.46*	Nordstrom, Inc. Employee Stock Purchase Plan, amended and restated on August 27, 2008	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008, Exhibit 10.2

* This exhibit is a management contract, compensatory plan or arrangement

	Exhibit	Method of Filing
10.47*	Nordstrom, Inc. 2004 Equity Incentive Plan (2008 Amendment)	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.1

10.48*	Amendment 2008-1 to the Nordstrom Executive Deferred Compensation Plan (2007)	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.2

10.49*	Amendment 2008-1, Nordstrom, Inc. Leadership Separation Plan	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.3

10.50*	Nordstrom Supplemental Executive Retirement Plan (2008)	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.4

10.51*	2008 Stock Option Notice Award Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on February 22, 2008, Exhibit 10.1

10.52*	2008 Performance Share Unit Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on February 22, 2008, Exhibit 10.2

10.53*	Form of Notice of 2000 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 1997 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.39

10.54	2009 Form of Independent Director Indemnification Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.1

10.55*	2009 Nonqualified Stock Option Grant Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.2

10.56*	2009 Performance Share Unit Award Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.3

10.57*	Amendment 2009-1 to the Nordstrom Supplemental Executive Retirement Plan	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.4

10.58*	Amendment 2009-1 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.5

10.59*	Nordstrom, Inc. Executive Management Bonus Plan	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended May 2, 2009, Exhibit 10.6

10.60*	Amendment 2008-2 to the Nordstrom Executive Deferred Compensation Plan	Incorporated by reference from the Registrant’s Form S-8 filed on September 9, 2009, Exhibit 10.4

10.61	Amendment 2009-1 to the Nordstrom Directors Deferred Compensation Plan	Incorporated by reference from the Registrant’s Form S-8 filed on September 9, 2009, Exhibit 10.5

10.62*	2010 Stock Option Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2009, Exhibit 10.1

10.63*	2010 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2009, Exhibit 10.2

10.64	Confirmation of transaction between The Royal Bank of Scotland plc and Nordstrom Inc., dated as of December 22, 2009	Incorporated by reference from the Registrant’s Form 8-K filed on December 23, 2009, Exhibit 10.1

10.65	Confirmation of transaction between Wachovia Bank N.A. and Nordstrom Inc., dated as of December 22, 2009	Incorporated by reference from the Registrant’s Form 8-K filed on December 23, 2009, Exhibit 10.2

* This exhibit is a management contract, compensatory plan or arrangement

Nordstrom, Inc. and subsidiaries	71

	Exhibit	Method of Filing
10.66*	Nordstrom, Inc. 2010 Equity Incentive Plan	Incorporated by reference to Appendix A to the Registrant’s Form DEF 14A filed on April 8, 2010

10.67*	Amendment 2009-2 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended May 1, 2010, Exhibit 10.2

10.68*	Amendment 2009-3 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended May 1, 2010, Exhibit 10.3

10.69*	Amendment 2010-1 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended May 1, 2010, Exhibit 10.4

10.70*	Amendment 2010-2 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended May 1, 2010, Exhibit 10.5

10.71	Press release dated August 19, 2010 announcing that its Board of Directors authorized a $500 million share repurchase program	Incorporated by reference from the Registrant’s Form 8-K filed on August 19, 2010, Exhibit 99.1

10.72	Revolving Credit Facility Agreement dated August 14, 2009, between Registrant and each of the initial lenders named therein as Lenders; Bank of America, N.A., as Agent; Wells Fargo Bank, N.A., as Syndication Agent; The Royal Bank of Scotland PLC and U.S. Bank National Association, as Co-Documentation Agents; and Banc of America Securities LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Co-Book Managers	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2010, Exhibit 10.1

10.73	Officers’ Certificate pursuant to Section 5(h) of the Underwriting Agreement, dated May 20, 2009, among Nordstrom, Inc. and several underwriters, in connection with the issuance and sale of $400M 6.75% Notes due 2014	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2010, Exhibit 10.2

10.74	Officers’ Certificate pursuant to Section 1.2 of the Indenture, dated as of December 3, 2007, between Nordstrom, Inc. and Wells Fargo Bank, N.A., in connection with the issuance of $400M 6.75% Notes due 2014	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2010, Exhibit 10.3

10.75*	Form of 2011 Stock Option Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2010, Exhibit 10.1

10.76*	Form of 2011 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2010, Exhibit 10.2

10.77*	Amendment 2010-2 to the Nordstrom Executive Deferred Compensation Plan (2007 Restatement)	Incorporated by reference from the Registrant’s Form 8-K filed on December 23, 2010, Exhibit 10.1

10.78	2010 Form of Independent Director Indemnification Agreement	Filed herewith electronically

* This exhibit is a management contract, compensatory plan or arrangement

	Exhibit	Method of Filing
21.1	Significant subsidiaries of the Registrant	Filed herewith electronically

23.1	Consent of Independent Registered Public Accounting Firm	Filed as page 66 of this report

31.1	Certification of President required by Section 302(a) of the Sarbanes- Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Furnished herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith electronically

Nordstrom, Inc. and subsidiaries	73