Form 10-Q
period 2011-04-30
NORDSTROM INC
filed 2011-06-08
CIK 72333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

YES ☐ NO ☑

Common stock outstanding as of June 3, 2011: 217,911,141 shares of common stock

1 of 29

NORDSTROM, INC.

2 of 29

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

NORDSTROM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions except per share amounts)

(Unaudited)

	Quarter Ended
	April 30, 2011	May 1, 2010
Net sales	$2,229	$1,990
Credit card revenues	94	97

Total revenues	2,323	2,087
Cost of sales and related buying and occupancy costs	(1,385)	(1,243)
Selling, general and administrative expenses:
Retail	(611)	(533)
Credit	(55)	(92)

Earnings before interest and income taxes	272	219
Interest expense, net	(31)	(31)

Earnings before income taxes	241	188
Income tax expense	(96)	(72)

Net earnings	$145	$116

Earnings per share:
Basic	$0.66	$0.53
Diluted	$0.65	$0.52

Weighted average shares outstanding:
Basic	219.0	218.4
Diluted	223.3	222.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 29

NORDSTROM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions)

(Unaudited)

	April 30, 2011	January 29, 2011	May 1, 2010
Assets
Current assets:
Cash and cash equivalents	$1,433	$1,506	$1,040
Accounts receivable, net	1,969	2,026	1,964
Merchandise inventories	1,149	977	1,067
Current deferred tax assets, net	222	236	234
Prepaid expenses and other	80	79	84

Total current assets	4,853	4,824	4,389

Land, buildings and equipment (net of accumulated depreciation of $3,600, $3,520 and $3,388)	2,361	2,318	2,262
Goodwill	200	53	53
Other assets	333	267	252

Total assets	$7,747	$7,462	$6,956

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,035	$846	$908
Accrued salaries, wages and related benefits	232	375	216
Other current liabilities	715	652	621
Current portion of long-term debt	506	6	6

Total current liabilities	2,488	1,879	1,751

Long-term debt, net	2,276	2,775	2,756
Deferred property incentives, net	506	495	481
Other liabilities	343	292	274

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 219.8, 218.0 and 218.9 shares issued and outstanding	1,362	1,168	1,107
Retained earnings	800	882	607
Accumulated other comprehensive loss	(28)	(29)	(20)

Total shareholders’ equity	2,134	2,021	1,694

Total liabilities and shareholders’ equity	$7,747	$7,462	$6,956

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 29

NORDSTROM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in millions except per share amounts)

(Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at January 29, 2011	218.0	$1,168	$882	$(29)	$2,021

Net earnings	—	—	145	—	145
Other comprehensive earnings, net of tax	—	—	—	1	1

Comprehensive net earnings					146
Dividends ($0.23 per share)	—	—	(50)	—	(50)
Issuance of common stock for:
HauteLook acquisition	3.5	148	—	—	148
Stock option plans	1.1	29	—	—	29
Employee stock purchase plan	0.2	7	—	—	7
Stock-based compensation	0.9	10	—	—	10
Repurchase of common stock	(3.9)	—	(177)	—	(177)

Balance at April 30, 2011	219.8	$1,362	$800	$(28)	$2,134

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at January 30, 2010	217.7	$1,066	$525	$(19)	$1,572

Net earnings	—	—	116	—	116
Other comprehensive loss, net of tax	—	—	—	(1)	(1)

Comprehensive net earnings					115
Dividends ($0.16 per share)	—	—	(34)	—	(34)
Issuance of common stock for:
Stock option plans	1.0	25	—	—	25
Employee stock purchase plan	0.2	7	—	—	7
Stock-based compensation	—	9	—	—	9

Balance at May 1, 2010	218.9	$1,107	$607	$(20)	$1,694

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 29

NORDSTROM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Quarter Ended
	April 30, 2011	May 1, 2010
Operating Activities
Net earnings	$145	$116
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses	86	79
Amortization of deferred property incentives and other, net	(14)	(15)
Deferred income taxes, net	1	(11)
Stock-based compensation expense	11	10
Tax benefit from stock-based compensation	7	7
Excess tax benefit from stock-based compensation	(8)	(7)
Provision for bad debt expense	25	63
Change in operating assets and liabilities:
Accounts receivable	4	13
Merchandise inventories	(143)	(159)
Prepaid expenses and other assets	(2)	—
Accounts payable	154	172
Accrued salaries, wages and related benefits	(147)	(120)
Other current liabilities	52	20
Deferred property incentives	29	28
Other liabilities	9	8

Net cash provided by operating activities	209	204

Investing Activities
Capital expenditures	(116)	(95)
Change in credit card receivables originated at third parties	30	(4)
Other, net	(2)	1

Net cash used in investing activities	(88)	(98)

Financing Activities
Proceeds from long-term borrowings, net of discounts	—	498
Principal payments on long-term borrowings	(1)	(352)
Decrease in cash book overdrafts	(9)	(3)
Cash dividends paid	(50)	(34)
Payments for repurchase of common stock	(171)	—
Proceeds from exercise of stock options	22	17
Proceeds from employee stock purchase plan	7	7
Excess tax benefit from stock-based compensation	8	7
Other, net	—	(1)

Net cash (used in) provided by financing activities	(194)	139

Net (decrease) increase in cash and cash equivalents	(73)	245
Cash and cash equivalents at beginning of period	1,506	795

Cash and cash equivalents at end of period	$1,433	$1,040

Supplemental Cash Flow Information
Cash paid during the period for:
Interest (net of capitalized interest)	$12	$17
Income taxes	$36	$57

Non-cash investing activity:
Issuance of common stock for HauteLook acquisition	$148	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

6 of 29

NORDSTROM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in millions except per share and per option amounts)

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the balances of Nordstrom, Inc. and its subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The interim condensed consolidated financial statements have been prepared on a basis consistent in all material respects with the accounting policies described and applied in our 2010 Annual Report on Form 10-K, and reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results of operations, financial position and cash flows for the periods presented.

The condensed consolidated financial statements as of and for the periods ended April 30, 2011 and May 1, 2010 are unaudited. The condensed consolidated balance sheet as of January 29, 2011 has been derived from the audited consolidated financial statements included in our 2010 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read together with the consolidated financial statements and related footnote disclosures contained in our 2010 Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU clarifies existing guidance on whether a loan modification constitutes a troubled debt restructuring (“TDR”) for accounting purposes, and requires certain disclosures related to TDRs. The provisions of this ASU will be effective beginning with our quarter ending October 29, 2011. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements. We do not expect the provisions of this ASU, which are effective for us as of the beginning of 2012, to have a material impact on our consolidated financial statements.

NOTE 2: ACQUISITION

On March 23, 2011, we acquired 100% of the outstanding equity of HauteLook, Inc., an online private sale retailer offering limited time sale events on fashion and lifestyle brands. We believe the acquisition will enable us to participate in the fast-growing private sale marketplace and provide a platform to increase innovation and speed in the way we serve customers across channels. The terms of this acquisition included upfront consideration of $180 in Nordstrom stock and an “earn-out” provision for up to $90 of additional consideration payable in Nordstrom stock over a three-year period, subject to HauteLook’s performance in meeting certain targets for sales and earnings before interest, taxes, depreciation and amortization (EBITDA).

HauteLook’s results of operations are included in our consolidated results from the acquisition date, and were not material to our consolidated results for the first quarter of 2011. We have not presented pro forma results of operations for periods prior to the acquisition because HauteLook’s results of operations were not material to our consolidated results for any previous period.

7 of 29

NORDSTROM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in millions except per share and per option amounts)

(Unaudited)

NOTE 2: ACQUISITION (CONTINUED)

Purchase Price

Both the $180 upfront payment and the $90 earn-out consideration include amounts attributable to HauteLook employees that are subject to ongoing vesting requirements. These amounts will be recorded as compensation expense as the related service is performed over the respective employee vesting periods of up to four years after the acquisition date. The remaining (non-compensation) consideration was measured at its acquisition-date fair value to determine the purchase price, as summarized in the following table:

	Upfront	Earn-out	Total

Maximum total consideration	$180	$90	$270
Less: portion attributable to post-acquisition compensation	(27)	(15)	(42)

Consideration attributable to purchase price	$153	$75	$228

Purchase price at fair value	$153	$42	$195

The $153 upfront component of the purchase price consisted of 3.5 shares of Nordstrom common stock at a closing stock price of $42 per share on the acquisition date. Earn-out payments will range from $0 to $90, also in Nordstrom common stock, with amounts attributable to the purchase price ranging from $0 to $75 and to post-acquisition compensation of $0 to $15. We estimated the $42 acquisition-date fair value of the earn-out attributable to the purchase price using a valuation model (see Note 5: Fair Value Measurements), and recorded this amount in other liabilities on our condensed consolidated balance sheet. We will adjust the recorded earn-out obligation on a quarterly basis to the extent our projections change based on HauteLook’s actual performance or other factors, with a corresponding charge to expense or credit to income. If HauteLook achieves the maximum performance thresholds, we will incur additional expense of $33 over the next three years associated with adjustments to the recorded earn-out obligation, compared with $42 of income if the minimum targets are not met.

Net Assets Acquired

We allocated the total purchase price of $195 to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. As a result of the purchase price allocation, we recorded intangible assets of $62 and goodwill of $146, offset by other net liabilities of $13.

Intangible assets consist of $27 of trademarks/trade names, $20 of technology and $15 of customer relationships. We estimated the fair values of the acquired intangible assets based on discounted cash flow models using estimates and assumptions regarding future operations and cash flows. We will amortize the acquired intangible assets over their estimated lives of two to seven years on a straight-line basis, which approximates the pattern of expected economic benefit. We expect to record total amortization expense of $54 associated with these intangible assets over the next five years, including $16 in 2011.

Goodwill of $146 is equal to the excess of the purchase price over the net assets recognized and represents the acquisition’s benefits that are not attributable to individually identified and separately recognized assets. These benefits include our expected ability to increase innovation and speed in the way we serve customers across channels, HauteLook’s assembled workforce including its key management and the going-concern value of acquiring HauteLook’s business as a whole. We assigned this goodwill, which is not deductible for tax purposes, to our Retail segment.

8 of 29

NORDSTROM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in millions except per share and per option amounts)

(Unaudited)

NOTE 3: ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows:

	April 30, 2011	January 29, 2011	May 1, 2010
Credit card receivables:
Nordstrom VISA credit card receivables	$ 1,367	$ 1,431	$ 1,440
Nordstrom private label card receivables	656	672	635

Total credit card receivables	2,023	2,103	2,075
Allowance for credit losses	(135)	(145)	(190)

Credit card receivables, net	1,888	1,958	1,885
Other accounts receivable	81	68	79

Accounts receivable, net	$ 1,969	$ 2,026	$ 1,964

Other accounts receivable consist primarily of credit and debit card receivables due from third-party financial institutions and vendor claims.

Activity in the allowance for credit losses for the quarters ended April 30, 2011 and May 1, 2010 is as follows:

	Quarter Ended
	April 30, 2011	May 1, 2010
Allowance at beginning of period	$ 145	$ 190
Bad debt provision	25	63
Write-offs	(40)	(67)
Recoveries	5	4

Allowance at end of period	$ 135	$ 190

For purposes of determining impairment and recording the associated allowance for credit losses, we evaluate our credit card receivables on a collective basis as they are composed of large groups of smaller-balance homogeneous loans and therefore are not individually evaluated for impairment.

Under certain circumstances, we may make modifications to payment terms for a customer experiencing financial difficulties in an effort to help the customer avoid bankruptcy and to maximize our recovery of the outstanding balance. These modifications, which constitute a troubled debt restructuring, include reduced or waived fees and finance charges, and/or minimum payments. Receivables classified as TDRs were $54, or 2.7% of our total credit card receivables as of April 30, 2011, $56, or 2.7% of our total credit card receivables as of January 29, 2011 and $51, or 2.5% of our total credit card receivables as of May 1, 2010. As with other aged receivables in our portfolio, the allowance for credit losses related to receivables classified as TDRs is primarily based on our historical aging and delinquency trends and write-off experience, with qualitative consideration of factors affecting the credit quality of our portfolio, including amounts of and trends in TDRs.

Credit Quality

The primary indicators of the credit quality of our credit card receivables are aging and delinquency, particularly the levels of account balances delinquent 30 days or more as these are the accounts most likely to be written off. The following table illustrates the aging and delinquency status of our credit card receivables:

	April 30, 2011		January 29, 2011		May 1, 2010
	Balance	% of Total	Balance	% of Total	Balance	% of Total

Current	$1,863	92.1%	$1,942	92.4%	$1,883	90.7%
1 – 29 days delinquent	92	4.6%	97	4.6%	104	5.1%
30+ days delinquent:
30 – 59 days delinquent	22	1.1%	24	1.1%	27	1.3%
60 – 89 days delinquent	17	0.8%	17	0.8%	23	1.1%
Greater than 90 days delinquent	29	1.4%	23	1.1%	38	1.8%

Total 30+ days delinquent	$68	3.3%	$64	3.0%	$88	4.2%

Total credit card receivables	$2,023	100.0%	$2,103	100.0%	$2,075	100.0%

Receivables not accruing finance charges	$14		$14		$21
Receivables greater than 90 days delinquent and still accruing finance charges	$15		$21		$31

9 of 29

NORDSTROM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in millions except per share and per option amounts)

(Unaudited)

NOTE 3: ACCOUNTS RECEIVABLE (CONTINUED)

We also evaluate credit quality using FICO credit scores. The following table illustrates the distribution of our credit card receivables across FICO score ranges:

	April 30, 2011		January 29, 2011		May 1, 2010
FICO Score Range[1]	Balance	% of Total	Balance	% of Total	Balance	% of Total

801+	$304	15.0%	$314	14.9%	$147	7.1%
720 – 800	708	35.0%	731	34.8%	774	37.3%
660 – 719	536	26.5%	558	26.5%	573	27.6%
600 – 659	255	12.6%	274	13.0%	262	12.7%
001 – 599	135	6.7%	155	7.4%	252	12.1%
Other[2]	85	4.2%	71	3.4%	67	3.2%

Total credit card receivables	$2,023	100.0%	$2,103	100.0%	$2,075	100.0%

1Credit scores for our cardholders are typically updated at least every 60 days. Amounts listed in the table reflect the most recently obtained credit scores as of the dates indicated.

2Other consists of amounts not yet posted to customers’ accounts and receivables from customers for whom FICO scores are temporarily unavailable.

NOTE 4: DEBT AND CREDIT FACILITIES

Debt

A summary of our long-term debt is as follows:

	April 30, 2011	January 29, 2011	May 1, 2010
Secured
Series 2007-2 Class A Notes, one-month LIBOR plus 0.06% per year, due April 2012	$454	$454	$454
Series 2007-2 Class B Notes, one-month LIBOR plus 0.18% per year, due April 2012	46	46	46
Mortgage payable, 7.68%, due April 2020	55	55	58
Other	13	14	15

	568	569	573
Unsecured
Senior notes, 6.75%, due June 2014, net of unamortized discount	399	399	399
Senior notes, 6.25%, due January 2018, net of unamortized discount	647	647	647
Senior notes, 4.75%, due May 2020, net of unamortized discount	498	498	498
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 7.00%, due January 2038, net of unamortized discount	343	343	343
Other	27	25	2

	2,214	2,212	2,189

Total long-term debt	2,782	2,781	2,762
Less: current portion	(506)	(6)	(6)

Total due beyond one year	$2,276	$2,775	$2,756

Our interest rate swap agreements (collectively, the “swap”), which have a $650 notional amount maturing in 2018, are intended to hedge the exposure of changes in the fair value of our fixed-rate senior notes due in 2018 from interest rate risk. Under the swap, we receive a fixed rate of 6.25% and pay a variable rate based on one-month LIBOR plus a margin of 2.9% (3.1% at April 30, 2011). The swap is designated as a fully effective fair value hedge. As such, the interest rate swap fair value is included in other assets or other liabilities on our condensed consolidated balance sheet, with an offsetting adjustment to the carrying value of our long-term debt (included in other unsecured debt in the table above). See Note 5: Fair Value Measurements for additional information about our swap.

10 of 29

NORDSTROM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in millions except per share and per option amounts)

(Unaudited)

NOTE 4: DEBT AND CREDIT FACILITIES (CONTINUED)

Credit Facilities

As of April 30, 2011, we had total short-term borrowing capacity available for general corporate purposes of $950. Of the total capacity, we had $650 under our commercial paper program, which is backed by our unsecured revolving credit facility (“revolver”) that expires in August 2012 and $300 under our Variable Funding Note facility (“2007-A VFN”) that expires in January 2012. As of April 30, 2011, we had no issuances under our commercial paper program and no borrowings under our revolver or our 2007-A VFN.

The revolver includes certain customary financial covenants. As of April 30, 2011, we were in compliance with these covenants.

NOTE 5: FAIR VALUE MEASUREMENTS

The following table presents our financial assets and liabilities that are measured at fair value in our condensed consolidated balance sheets on a recurring basis, by level within the fair value hierarchy as defined by applicable accounting standards:

	Fair Value Hierarchy	April 30, 2011	January 29, 2011	May 1, 2010
Assets:
Interest rate swap	Level 2	$27	$25	$2

Liabilities:
HauteLook earn-out liability	Level 3	$42	—	—

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Other observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that cannot be corroborated by market data that reflect the reporting entity’s own assumptions

We estimated the fair value of our interest rate swap based upon observable market-based inputs for identical or comparable arrangements from reputable third-party brokers, adjusted for credit risk (see Note 4: Debt and Credit Facilities for additional information about our swap). We estimated the fair value of the HauteLook earn-out liability using a valuation model based on our expectations of HauteLook’s future performance, estimates of volatility around those expectations and the risk-adjusted discount rate. Prior to the acquisition of HauteLook in March 2011, we did not have any Level 3 fair value measurements.

Financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The estimated fair value of our long-term debt, including current maturities and excluding the value of our interest rate swap, was $3,062 as of April 30, 2011, compared with a carrying value of $2,755. We estimated the fair value of long-term debt using quoted market prices of the same or similar issues.

We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily long-lived tangible and intangible assets in connection with periodic evaluations for potential impairment. We recorded no impairment charges for these assets for the quarters ended April 30, 2011 and May 1, 2010.

11 of 29

NORDSTROM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in millions except per share and per option amounts)

(Unaudited)

NOTE 6: CONTINGENT LIABILITIES

We are subject from time to time to various claims and lawsuits arising in the ordinary course of business including lawsuits alleging violations of state and/or federal wage and hour laws. Some of these suits purport or may be determined to be class actions and/or seek substantial damages and some may remain unresolved for several years. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable liabilities. As of the date of this report, we do not believe any currently identified claim, proceeding or litigation, either alone or in the aggregate, will have a material impact on our results of operations, financial position or cash flows. Since these matters are subject to inherent uncertainties, our view of them may change in the future.

NOTE 7: SHAREHOLDERS’ EQUITY

In August 2010, our Board of Directors authorized a program (the “2010 Program”) to repurchase up to $500 of our outstanding common stock, through January 28, 2012. For the quarter ended April 30, 2011, we repurchased 3.9 shares of our common stock under the 2010 Program for an aggregate purchase price of $177, and had $235 in remaining capacity under this program. In May 2011, our Board of Directors authorized a new program (the “2011 Program”) to repurchase up to $750 of our outstanding common stock, through February 2, 2013, in addition to the remaining amount available for repurchase under the 2010 Program. The actual number and timing of future share repurchases, if any, will be subject to market conditions.

NOTE 8: STOCK COMPENSATION PLANS

The following table summarizes our stock-based compensation expense:

	Quarter Ended
	April 30, 2011	May 1, 2010
Stock options	$8	$9
Performance share units	1	1
HauteLook stock compensation	2	—

Total stock-based compensation expense, before income tax benefit	$11	$10
Income tax benefit	(4)	(4)

Total stock-based compensation expense, net of income tax benefit	$7	$6

During the quarters ended April 30, 2011 and May 1, 2010, we granted 2.7 and 2.6 options with weighted average grant-date fair values per option of $15 and $13.

As discussed in Note 2: Acquisition, portions of both the upfront and earn-out consideration for our acquisition of HauteLook are subject to ongoing vesting requirements for HauteLook’s employees, and will therefore be recorded as compensation expense as the related service is performed over the respective employee vesting periods of up to four years after the acquisition date. These shares will not be issued from our 2010 Equity Incentive Plan, but rather from our unallocated and unissued shares.

12 of 29

NORDSTROM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in millions except per share and per option amounts)

(Unaudited)

NOTE 9: EARNINGS PER SHARE

The computation of earnings per share is as follows:

	Quarter Ended
	April 30, 2011	May 1, 2010

Net earnings	$145	$116

Basic shares	219.0	218.4
Dilutive effect of stock options and other	4.3	4.0

Diluted shares	223.3	222.4

Earnings per basic share	$0.66	$0.53
Earnings per diluted share	$0.65	$0.52

Anti-dilutive stock options and other	4.5	6.7

NOTE 10: SEGMENT REPORTING

The following tables set forth information for our reportable segments:

Quarter Ended April 30, 2011	Retail	Credit	Corporate/Other	Total
Net sales	$ 2,259	—	$ (30)	$ 2,229
Credit card revenues	—	$ 94	—	94
Earnings (loss) before interest and income taxes	347	25	(100)	272
Interest expense, net	—	(4)	(27)	(31)
Earnings (loss) before income taxes	347	21	(127)	241
Goodwill	200	—	—	200
Total assets	3,603	1,560	2,584	7,747

Quarter Ended May 1, 2010	Retail	Credit	Corporate/Other	Total
Net sales	$ 2,015	—	$ (25)	$ 1,990
Credit card revenues	—	$ 97	—	97
Earnings (loss) before interest and income taxes	303	(11)	(73)	219
Interest expense, net	—	(7)	(24)	(31)
Earnings (loss) before income taxes	303	(18)	(97)	188
Goodwill	53	—	—	53
Total assets	3,127	1,984	1,845	6,956

The following table summarizes net sales within our reportable segments:

	Quarter Ended
	April 30, 2011	May 1, 2010
Nordstrom	$ 1,767	$ 1,617
Nordstrom Rack	466	390
Other retail[1]	26	8

Total Retail segment	2,259	2,015
Corporate/Other	(30)	(25)

Total net sales	$ 2,229	$ 1,990

1Other retail includes our HauteLook online private sale subsidiary and our Jeffrey stores.

13 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Amounts in millions except per share and per square foot amounts)

The following discussion should be read in conjunction with the Management’s Discussion and Analysis section of our 2010 Annual Report on Form 10-K.

CAUTIONARY STATEMENT

Certain statements in this Quarterly Report on Form 10-Q contain or may suggest “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including, but not limited to, anticipated financial results (including, but not limited to, our anticipated same-store sales results, credit card revenues, gross profit rate, selling, general and administrative expenses, net interest expense, effective tax rate, earnings per share and operating cash flows), anticipated store openings, capital expenditures, dividend payout, trends in our operations, the anticipated financial performance of HauteLook and the anticipated impact of the HauteLook acquisition on the company’s performance. Such statements are based upon the current beliefs and expectations of the company’s management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including, but not limited to:

—	the impact of economic and market conditions and the resultant impact on consumer spending patterns,

—	our ability to maintain our relationships with vendors,

—	our ability to respond to the business environment, consumer preferences and fashion trends,

—	effective inventory management,

—

successful execution of our growth strategy, including possible expansion into new markets, technological investments and acquisitions, including our ability to realize the anticipated benefits from such acquisitions, and the timely completion of construction associated with newly planned stores, relocations and remodels, which may be impacted by the financial health of third parties,

—	our ability to maintain relationships with our employees and to effectively train and develop our future leaders,

—	successful execution of our multi-channel strategy,

—	our compliance with applicable banking and related laws and regulations impacting our ability to extend credit to our customers,

—	impact of the current regulatory environment and financial system and health care reforms,

—	our compliance with information security and privacy laws and regulations, employment laws and regulations and other laws and regulations applicable to us,

—	trends in personal bankruptcies and bad debt write-offs,

—	changes in interest rates,

—	efficient and proper allocation of our capital resources,

—	availability and cost of credit,

—	our ability to safeguard our brand and reputation,

—	successful execution of our information technology strategy,

—	disruptions in our supply chain,

—	the geographic locations of our stores,

—	public health concerns and the resulting impact on consumer spending patterns, supply chain and employee health,

—	weather conditions and hazards of nature that affect consumer traffic and consumers’ purchasing patterns,

—	the effectiveness of planned advertising, marketing and promotional campaigns,

—	our ability to control costs, and

—	the timing and amounts of share repurchases by the company, if any, or any share issuances by the company, including issuances associated with option exercises or other matters.

These and other factors including those factors described in Part I, “Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K could affect our financial results and cause actual results to differ materially from any forward-looking information we may provide. We undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.

14 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued) (Amounts in millions except per share and per square foot amounts)

OVERVIEW

Our business continued to demonstrate positive momentum during the first quarter of 2011, as we achieved our sixth consecutive quarter of total company same-store sales increases and double-digit increases in total sales. This was a result of our ongoing efforts to improve the customer experience through multi-channel execution, merchandising and inventory management as well as store expansion and other growth opportunities.

Our multi-channel capabilities, combined with our constant flow of new and compelling merchandise, have contributed to our recent sales growth and gross margin expansion. The online channel continues to be one of the fastest-growing parts of our business, and we believe there is significant potential to drive more sales volume and improve the experience in this area. As customers’ expectations broaden across multiple shopping channels, we are increasing our investments in mobile and other technologies to improve the customer experience.

Our strong financial position enables us to make these technology investments while also growing our business through new stores, remodels and other opportunities. During the quarter, we opened one Nordstrom full-line store and six Nordstrom Rack stores, and relocated one Nordstrom Rack store. We also completed our previously announced acquisition of HauteLook, a leader in the online private sale marketplace. We believe this acquisition will enable us to participate in this fast-growing private sales channel while also helping us to develop our mobile and e-commerce capabilities.

Our credit business continues to improve, with increasing credit and debit card volumes, higher customer payment rates, and reduced delinquencies and write-offs. We are opening new accounts with high credit quality as participation in and sales from our Fashion Rewards loyalty program continues to grow.

We remain focused on our goal of improving customer service as we seek to provide a superior shopping experience and to be our customers’ store of choice. We believe our customer-driven strategy allows us to balance execution of our current operating plans with long-term, profitable growth.

RESULTS OF OPERATIONS

Our reportable segments are Retail and Credit. Our Retail segment includes our Nordstrom branded full-line stores and online store, our Nordstrom Rack stores, and our other retail channels including our HauteLook online private sale subsidiary and our Jeffrey stores. For purposes of discussion and analysis of our results of operations, we combine our Retail segment results with revenues and expenses in the “Corporate/Other” column of our segment reporting footnote (collectively, the “Retail Business”). We analyze our results of operations through earnings before interest and income taxes for our Retail Business and Credit, while interest expense, income taxes and net earnings are discussed on a total company basis.

15 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued) (Amounts in millions except per share and per square foot amounts)

Retail Business

Summary

The following tables summarize the results of our Retail Business for the quarter ended April 30, 2011, compared with the quarter ended May 1, 2010:

	Quarter Ended
	April 30, 2011		May 1, 2010
	Amount	% of net sales	Amount	% of net sales
Net sales	$2,229	100.0%	$1,990	100.0%
Cost of sales and related buying and occupancy costs	(1,371)	(61.5%)	(1,227)	(61.7%)

Gross profit	858	38.5%	763	38.3%
Selling, general and administrative expenses	(611)	(27.4%)	(533)	(26.8%)

Earnings before interest and income taxes	$247	11.1%	$230	11.5%

Retail Business Net Sales

			Quarter Ended
			April 30, 2011	May 1, 2010
Net sales:
Nordstrom			$1,767	$1,617
Nordstrom Rack			466	390
Other retail[1]			26	8

Total Retail segment			2,259	2,015
Corporate/Other			(30)	(25)

Total net sales			$2,229	$1,990

Net sales increase			12.0%	16.7%

Same-store sales increase:
Nordstrom			7.8%	13.7%
Nordstrom Rack			1.2%	1.9%

Total			6.5%	12.0%

Sales per square foot			$93	$87

1Other retail includes our HauteLook online private sale subsidiary and our Jeffrey stores.

Net sales increased 12.0% for the quarter ended April 30, 2011, compared with the same period in the prior year. Overall same-store sales increased 6.5%, with increases of 7.8% for Nordstrom (combined Nordstrom full-line stores and Direct) and 1.2% for Nordstrom Rack. During the quarter, we opened one Nordstrom full-line store and six Nordstrom Rack stores, relocated one Nordstrom Rack store and acquired HauteLook.

Nordstrom net sales were $1,767, up 9.2% compared with the same period in 2010, with same-store sales up 7.8%. Both the number of sales transactions and the average selling price of our Nordstrom merchandise increased for the quarter ended April 30, 2011, compared with the same period last year. Category highlights for the quarter ended April 30, 2011, included Designer, Jewelry and Men’s Apparel. The South and Midwest were the top-performing geographic regions for full-line stores relative to the first quarter of 2010. The Direct channel continued to show strong sales growth, outpacing the overall Nordstrom increase.

Nordstrom Rack net sales were $466, up 19.5% compared with the same period in 2010, while same-store sales increased 1.2%. The number of sales transactions increased for the quarter ended April 30, 2011, partially offset by a decline in the average selling price of Nordstrom Rack merchandise.

16 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued) (Amounts in millions except per share and per square foot amounts)

Retail Business Gross Profit

	April 30, 2011	April 30, 2011
	Quarter Ended
	April 30, 2011	May 1, 2010
Gross profit[1]	$ 858	$ 763
Gross profit rate[2]	38.5%	38.3%
Ending inventory per square foot	$ 47.50	$ 45.80
Inventory turnover rate[3]	5.44	5.37

1Gross profit is calculated as net sales less Retail Business cost of sales and related buying and occupancy costs.

2Gross profit rate is calculated as gross profit divided by net sales.

3Inventory turnover rate is calculated as the trailing 12-months cost of sales and related buying and occupancy costs (for all segments) divided by the trailing 4-quarter average   inventory.

Retail gross profit increased $95 for the quarter ended April 30, 2011, compared with the same period in 2010 due to higher sales and gross margin, partially offset by the increase in occupancy costs for new Nordstrom full-line and Nordstrom Rack stores opened during 2011 and 2010. Our retail gross profit rate improved 18 basis points for the quarter ended April 30, 2011, compared with the same period in 2010, due to leveraging buying and occupancy costs on higher net sales. We ended the quarter with inventory per square foot up 3.7% on a 7.3% increase in sales per square foot compared with the first quarter of 2010.

Retail Business Selling, General and Administrative Expenses

Quarter Ended
	April 30, 2011	May 1, 2010
Selling, general and administrative expenses	$ 611	$ 533
Selling, general and administrative expense rate[1]	27.4%	26.8%
Selling, general and administrative expense per square foot	$ 25	$ 23

1Selling, general and administrative expense rate is calculated as selling, general and administrative expenses for our Retail business as a percentage of net sales.

Our Retail selling, general and administrative expenses (“Retail SG&A”) increased $78 for the quarter ended April 30, 2011, compared with the same period in 2010. Retail SG&A expenses in the first quarter of 2011 included $17 of HauteLook operating expenses and purchase accounting charges. The remainder of the increase in expense dollars was primarily due to higher sales volume and the expenses from the two Nordstrom full-line stores and seventeen Nordstrom Rack stores opened since the first quarter of 2010.

Our Retail SG&A rate increased 61 basis points for the quarter ended April 30, 2011, compared with the same period last year. The increase was driven primarily by the HauteLook purchase accounting charges discussed above and timing of marketing expenses.

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

	Quarter Ended April 30, 2011		Quarter Ended May 1, 2010
	Amount	Annualized % of average credit card receivables	Amount	Annualized % of average credit card receivables
Finance charge revenue	$ 64	12.9%	$ 66	12.5%
Interchange – third party	19	3.9%	18	3.4%
Late fees and other revenue	11	2.2%	13	2.5%

Total credit card revenues	94	19.0%	97	18.4%
Interest expense	(4)	(0.6%)	(7)	(1.3%)

Net credit card income	90	18.4%	90	17.0%
Cost of sales and related buying and occupancy costs – loyalty program	(14)	(3.0%)	(16)	(2.9%)
Selling, general and administrative expenses	(55)	(11.1%)	(92)	(17.5%)

Total expense	(69)	(14.1%)	(108)	(20.4%)

Credit segment earnings (loss) before income taxes, as presented in segment disclosure	21	4.3%	(18)	(3.4%)

Intercompany merchant fees	14	2.8%	12	2.2%

Credit segment contribution (loss), before income taxes	$ 35	7.1%	$ (6)	(1.2%)

Credit and debit card volume:
Outside	$ 982		$ 903
Inside	705		595

Total volume	$ 1,687		$ 1,498

Average credit card receivables	$ 1,990		$ 2,119
Average credit card receivable investment (assuming 80% of accounts receivable is funded with debt)	$ 398		$ 424
Annualized Credit segment contribution (loss), net of tax, as a percentage of average credit card receivable investment	21.7%		(3.6%)

Credit Card Revenues

Credit card revenues include finance charges, interchange fees, late fees and other fees. Finance charges represent interest earned on unpaid balances while late fees are assessed when cardholders pay less than their minimum balance by the payment due date. Interchange fees are earned from the use of Nordstrom VISA credit cards at merchants outside of Nordstrom.

Although total volume increased for the first quarter of 2011, the continued improvement in customer payment rates led to lower revolving balances and reduced delinquencies. These factors resulted in a decrease in credit card revenues to $94, or 19.0% of average credit card receivables compared with $97, or 18.4% of average credit card receivables in the first quarter of 2010.

18 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued) (Amounts in millions except per share and per square foot amounts)

Credit Segment Interest Expense

Interest expense decreased to $4 for the quarter ended April 30, 2011, from $7 for the quarter ended May 1, 2010, due to lower average interest rates applicable to the Credit segment.

Credit Segment Cost of Sales and Related Buying and Occupancy Costs

Cost of sales and related buying and occupancy costs, which includes the estimated cost of Nordstrom Notes that will be issued and redeemed under our Fashion Rewards program, decreased slightly compared with the same period last year. We provide these benefits to our customers as participation in the Fashion Rewards program generates enhanced customer loyalty and incremental sales in our stores.

Credit Segment Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Credit segment (“Credit SG&A”) are summarized in the following table:

Quarter Ended
	April 30, 2011	May 1, 2010
Operational and marketing expenses	$ 30	$ 29
Bad debt expense	25	63

Total selling, general and administrative expenses	$ 55	$ 92

Total Credit SG&A expenses decreased $37 for the quarter ended April 30, 2011, compared with the quarter ended May 1, 2010, due to lower bad debt expense which reflects continued improvements in our credit trends.

Allowance for Credit Losses and Credit Trends

As a result of the improvements in our delinquency and write-off results, we reduced our allowance for credit losses by $10 during the quarter ended April 30, 2011. The following table summarizes activity in the allowance for credit losses:

	Quarter Ended
	April 30, 2011	May 1, 2010
Allowance at beginning of period	$ 145	$ 190
Bad debt provision	25	63
Write-offs	(40)	(67)
Recoveries	5	4

Allowance at end of period	$ 135	$ 190

30+ days delinquent as a percentage of ending credit card receivables	3.3%	4.2%
Annualized net write-offs as a percentage of average credit card receivables	7.0%	11.9%
Allowance as a percentage of ending credit card receivables	6.7%	9.2%

Total Company Results

Interest Expense, Net

Interest expense, net was $31 for the quarter ended April 30, 2011, unchanged from the same quarter last year as overall average borrowings and interest rates were approximately the same.

19 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued) (Amounts in millions except per share and per square foot amounts)

Income Tax Expense

	Quarter Ended
	April 30, 2011	May 1, 2010
Income tax expense	$ 96	$ 72
Effective tax rate	40.0%	38.2%

The increase in the effective tax rate for the quarter ended April 30, 2011, compared with the same period in 2010, was primarily due to non-deductible HauteLook acquisition-related expenses.

2011 Outlook

Our expectations for 2011, including the impact of the HauteLook acquisition, are as follows:

Nordstrom Including HauteLook
Same-store sales	2 to 4 percent increase
HauteLook sales[1]	$160 to $180
Credit card revenues	$0 to $10 decrease
Gross profit rate[2]	10 basis point decrease to 10 basis point increase
Selling, general and administrative expenses:
Retail[3]	$235 to $275 increase
Credit	$10 to $20 decrease
Total selling, general and administrative expense rate[4]	10 basis point decrease to 10 basis point increase
Interest expense, net	$0 to $5 decrease
Effective tax rate	39.3 percent
Earnings per diluted share	$2.80 to $2.95
Diluted shares outstanding	224.3

1HauteLook sales are not included in same-store sales.

2Includes both our Retail gross profit and the cost of our loyalty program, which is recorded in our Credit segment, as a percentage of net sales.

3Retail SG&A expenses include approximately $115 of operating expenses and purchase accounting charges associated with the HauteLook acquisition.

4Selling, general and administrative rate is calculated as SG&A expense for the total company as a percentage of net sales.

20 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued) (Amounts in millions except per share and per square foot amounts)

Return on Invested Capital (“ROIC”) (Non-GAAP financial measure)

We define ROIC as follows:

ROIC =	Net Operating Profit after Taxes
Average Invested Capital

We believe that ROIC is a useful financial measure for investors in evaluating our operating performance. When analyzed in conjunction with our net earnings and total assets and compared to return on assets (net earnings divided by average total assets), it provides investors with a useful tool to evaluate our ongoing operations and our management of assets from period to period. ROIC is one of our key financial metrics, and we also incorporate it into our executive incentive measures. We believe that overall performance as measured by ROIC correlates directly to shareholders’ return over the long term. For the 12 fiscal months ended April 30, 2011, our ROIC increased to 13.6% compared with 12.4% for the 12 fiscal months ended May 1, 2010. ROIC is not a measure of financial performance under GAAP, should not be considered a substitute for return on assets, net earnings or total assets as determined in accordance with GAAP, and may not be comparable with similarly titled measures reported by other companies. The closest measure calculated using GAAP amounts is return on assets, which increased to 8.8% from 7.4% for the 12 fiscal months ended April 30, 2011, compared with the 12 fiscal months ended May 1, 2010. The following is a comparison of return on assets to ROIC:

	12 Fiscal Months Ended
	April 30, 2011	May 1, 2010
Net earnings	$641	$476
Add: income tax expense	403	293
Add: interest expense	129	138

Earnings before interest and income tax expense	1,173	907

Add: rent expense	66	48
Less: estimated depreciation on capitalized operating leases[1]	(35)	(25)

Net operating profit	1,204	930

Estimated income tax expense[2]	(465)	(354)

Net operating profit after tax	$739	$576

Average total assets[3]	$7,322	$6,435
Less: average non-interest bearing current liabilities[4]	(1,845)	(1,641)
Less: average deferred property incentives[3]	(494)	(470)
Add: average estimated asset base of capitalized operating leases[5]	463	327

Average invested capital	$5,446	$4,651

Return on assets	8.8%	7.4%
ROIC	13.6%	12.4%

1Capitalized operating leases is our best estimate of the asset base we would record for our operating leases as if we had classified them as capital or purchased the property.   Asset base is calculated as described in footnote 5 below.

2Based upon our effective tax rate multiplied by the net operating profit for the 12 fiscal months ended April 30, 2011 and May 1, 2010.

3Based upon the trailing 12-month average.

4Based upon the trailing 12-month average for accounts payable, accrued salaries, wages and related benefits, and other current liabilities.

5Based upon the trailing 12-month average of the monthly asset base, which is calculated as the trailing 12-months rent expense multiplied by 8.

Our ROIC increased compared with the prior year primarily due to an increase in our earnings before interest and income tax expense. This was partly offset by an increase in our average invested capital, attributable primarily to growth in cash and cash equivalents.

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

Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments. We believe our existing cash on-hand, operating cash flows, available credit facilities and potential future borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives.

For the quarter ended April 30, 2011, cash and cash equivalents decreased by $73 to $1,433, primarily due to payments for repurchases of common stock of $171, capital expenditures of $116 and cash dividends paid of $50, partially offset by cash provided by operations of $209, net cash inflows from credit card receivables originated at third parties of $30 and proceeds from employee exercises of stock options of $22.

Operating Activities

Net cash provided by operating activities was $209 for the quarter ended April 30, 2011, compared with $204 for the same period in 2010. The slight increase was primarily due to increased earnings, offset by increased payments for performance-related incentives. Payments for our performance-related incentives relate to the earnings performance in the prior year. The increase in payments in the first quarter of 2011 is the result of improved operating performance in 2010 as compared with 2009.

Investing Activities

Net cash used in investing activities decreased to $88 for the quarter ended April 30, 2011, from $98 for the quarter ended May 1, 2010.

Capital expenditures increased from $95 for the quarter ended May 1, 2010 to $116 for the quarter ended April 30, 2011 due to increased improvements made to our stores, including technology such as Wi-Fi availability for our customers in all of our Nordstrom full-line stores and mobile devices for our salespeople.

Net cash from customers using their Nordstrom VISA credit cards for merchandise and services outside of Nordstrom stores increased to a $30 cash inflow for the quarter ended April 30, 2011, compared with a $4 outflow for the quarter ended May 1, 2010. The increase in cash inflows from credit card receivables originated at third parties was a result of improved customer payment rates.

Financing Activities

Net cash used in financing activities was $194 for the quarter ended April 30, 2011, compared with net cash provided of $139 for the quarter ended May 1, 2010. The difference was primarily due to $171 in payments for repurchases of common stock during the first quarter of 2011. In addition, during the first quarter of 2010, we received $498 in proceeds from long-term borrowings, partially offset by payments of $350 to retire securitized notes.

22 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued) (Amounts in millions except per share and per square foot amounts)

Free Cash Flow (Non-GAAP financial measure)

We define Free Cash Flow as:

Free Cash Flow = Net Cash Provided By Operating Activities – Capital Expenditures – Cash Dividends Paid +/(–) Change

in Cash Book Overdrafts +/(–) Change in Credit Card Receivables Originated at Third Parties

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

To compensate for these limitations, we analyze Free Cash Flow in conjunction with other GAAP financial and performance measures impacting liquidity, including operating cash flows. The closest GAAP measure calculated using GAAP amounts is net cash provided by operating activities, which was $209 and $204 for the quarters ended April 30, 2011 and May 1, 2010. The following is a reconciliation of our net cash provided by operating activities and Free Cash Flow:

	Quarter Ended
	April 30, 2011	May 1, 2010
Net cash provided by operating activities	$209	$204
Less: capital expenditures	(116)	(95)
Less: cash dividends paid	(50)	(34)
Less: decrease in cash book overdrafts	(9)	(3)
Add (less): change in credit card receivables originated at third parties	30	(4)

Free Cash Flow	$64	$68

Net cash used in investing activities	$(88)	$(98)
Net cash (used in) provided by financing activities	$(194)	$139

23 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued) (Amounts in millions except per share and per square foot amounts)

Credit Capacity and Commitments

As of April 30, 2011, we had total short-term borrowing capacity available for general corporate purposes of $950. Of the total capacity, we had $650 under our commercial paper program, which is backed by our unsecured revolving credit facility (“revolver”) that expires in August 2012, and $300 under our Variable Funding Note facility (“2007-A VFN”) that expires in January 2012. During the first quarter of 2011, we had no issuances under our commercial paper program and no borrowings under our revolver or our 2007-A VFN.

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

Debt Covenants

The revolver requires that we maintain a fixed charge coverage ratio of at least two times, and a leverage ratio of not greater than four times. The fixed charge coverage ratio is defined as:

Earnings before Interest, Income Taxes, Depreciation, Amortization and Rent (“EBITDAR”) less gross capital expenditures

Interest expense, net + rent expense

The leverage ratio is defined as:

Adjusted Debt

EBITDAR

(See additional discussion of Adjusted Debt to EBITDAR below).

As of April 30, 2011, we were in compliance with these covenants. We will continue to monitor these covenants to ensure that we make any necessary adjustments to our plans and believe that we will remain in compliance with these covenants during 2011.

24 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Continued) (Amounts in millions except per share and per square foot amounts)

Adjusted Debt to EBITDAR (Non-GAAP financial measure)

Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our current goal is to manage debt levels to maintain an investment-grade credit rating as well as operate with an efficient capital structure for our size, growth plans and industry. Investment-grade credit ratings are important to maintaining access to a variety of short-term and long-term sources of funding, and we rely on these funding sources to continue to grow our business. We believe a higher ratio, among other factors, could result in rating agency downgrades. In contrast, we believe a lower ratio would result in a higher cost of capital and could negatively impact shareholder returns. As of April 30, 2011, our Adjusted Debt to EBITDAR was 2.1 compared with 2.5 as of May 1, 2010. The decrease was primarily the result of an increase in earnings before interest and income taxes for the 12 months ended April 30, 2011, compared with the 12 months ended May 1, 2010.

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

To compensate for these limitations, we analyze Adjusted Debt to EBITDAR in conjunction with other GAAP financial and performance measures impacting liquidity, including operating cash flows, capital spending and net earnings. The closest measure calculated using GAAP amounts is debt to net earnings, which was 4.3 and 5.8 for the first quarter of 2011 and 2010. The following is a comparison of debt to net earnings and Adjusted Debt to EBITDAR:

	2011[1]	2010[1]
Debt	$2,782	$2,762
Add: rent expense x 8[2]	525	384
Less: fair value of interest rate swaps included in long-term debt	(27)	—

Adjusted Debt	$3,280	$3,146

Net earnings	641	476
Add: income tax expense	403	293
Add: interest expense, net	127	138

Earnings before interest and income taxes	1,171	907

Add: depreciation and amortization expenses	333	314
Add: rent expense	66	48

EBITDAR	$1,570	$1,269

Debt to Net Earnings	4.3	5.8
Adjusted Debt to EBITDAR	2.1	2.5

1The components of Adjusted Debt are as of April 30, 2011 and May 1, 2010, while the components of EBITDAR are for the 12 months ended April 30, 2011 and May 1, 2010.

2The multiple of eight times rent expense used to calculate Adjusted Debt is a commonly used method of estimating the debt we would record for our leases that are classified as   operating if they had met the criteria for a capital lease, or we had purchased the property.

25 of 29

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We discussed our interest rate risk and our foreign currency exchange risk in Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2010 Annual Report on Form 10-K filed with the Commission on March 18, 2011. There have been no material changes to these risks since that time.

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

26 of 29

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchases

(Dollar and share amounts in millions, except per share amounts)

Following is a summary of our first quarter share repurchases:

	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]

February 2011 (January 30, 2011 to February 26, 2011)	0.3	$ 42.66	0.3	$ 399

March 2011 (February 27, 2011 to April 2, 2011)	1.2	$ 44.13	1.2	$ 346

April 2011 (April 3, 2011 to April 30, 2011)	2.4	$ 46.32	2.4	$ 235

Total	3.9	$ 45.38	3.9

1In August 2010, our Board of Directors authorized a program (the “2010 Program”) to repurchase up to $500 of our outstanding common stock, through January 28, 2012. For   the quarter ended April 30, 2011, we repurchased 3.9 shares of our common stock under the 2010 Program for an aggregate purchase price of $177, and had $235 in remaining   capacity under this program. In May 2011, our Board of Directors authorized a new program (the “2011 Program”) to repurchase up to $750 of our outstanding common stock,   through February 2, 2013, in addition to the remaining amount available for repurchase under the 2010 Program. The actual number and timing of future share repurchases, if   any, will be subject to market conditions.

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
(Registrant)

/s/ Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 8, 2011

28 of 29

NORDSTROM, INC.

Index to Exhibits

Exhibit		Method of Filing

10.1*	Amendment 2010-3 to the Nordstrom 401(k) Plan & Profit Sharing	Filed herewith electronically

10.2	Press release dated May 12, 2011 announcing that its Board of Directors authorized a $750 million share repurchase program	Incorporated by reference from the Registrant’s Form 8-K filed on May 12, 2011, Exhibit 99.3

10.3*	Nordstrom, Inc. Employee Stock Purchase Plan (2011 Restatement)	Incorporated by reference from Appendix A to the Registrant’s definitive proxy statement on Schedule 14A filed on March 31, 2011

31.1	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Furnished herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith electronically

*	This exhibit is a management contract, compensatory plan or arrangement

29 of 29