Form 10-Q
period 2011-07-30
NORDSTROM INC
filed 2011-09-07
CIK 72333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2011

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

YES ☐ NO ☑

Common stock outstanding as of September 2, 2011: 212,610,346 shares of common stock

1 of 31

NORDSTROM, INC.

2 of 31

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

NORDSTROM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions except per share amounts)

(Unaudited)

	Quarter Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales	$2,716	$2,417	$4,945	$4,407
Credit card revenues	94	98	188	195

Total revenues	2,810	2,515	5,133	4,602
Cost of sales and related buying and occupancy costs	(1,723)	(1,565)	(3,108)	(2,808)
Selling, general and administrative expenses:
Retail	(708)	(613)	(1,319)	(1,146)
Credit	(59)	(65)	(114)	(157)

Earnings before interest and income taxes	320	272	592	491
Interest expense, net	(30)	(32)	(61)	(63)

Earnings before income taxes	290	240	531	428
Income tax expense	(115)	(94)	(211)	(166)

Net earnings	$175	$146	$320	$262

Earnings per share:
Basic	$0.81	$0.67	$1.47	$1.20
Diluted	$0.80	$0.66	$1.44	$1.18

Weighted average shares outstanding:
Basic	215.9	219.2	217.5	218.8
Diluted	220.3	222.8	221.8	222.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 31

NORDSTROM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions)

(Unaudited)

	0January 29, 20110	0January 29, 20110	0January 29, 20110
	July 30, 2011	January 29, 2011	July 31, 2010
Assets
Current assets:
Cash and cash equivalents	$ 1,090	$ 1,506	$ 1,137
Accounts receivable, net	2,204	2,026	2,153
Merchandise inventories	1,152	977	1,055
Current deferred tax assets, net	228	236	245
Prepaid expenses and other	89	79	75

Total current assets	4,763	4,824	4,665

Land, buildings and equipment (net of accumulated depreciation of $3,686, $3,520 and $3,465)	2,422	2,318	2,279
Goodwill	200	53	53
Other assets	351	267	299

Total assets	$ 7,736	$ 7,462	$ 7,296

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$ 1,087	$ 846	$ 1,050
Accrued salaries, wages and related benefits	292	375	273
Other current liabilities	696	652	617
Current portion of long-term debt	506	6	6

Total current liabilities	2,581	1,879	1,946

Long-term debt, net	2,296	2,775	2,794
Deferred property incentives, net	505	495	486
Other liabilities	351	292	260

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 214.2, 218.0 and 219.1 shares issued and outstanding	1,402	1,168	1,120
Retained earnings	629	882	709
Accumulated other comprehensive loss	(28)	(29)	(19)

Total shareholders’ equity	2,003	2,021	1,810

Total liabilities and shareholders’ equity	$ 7,736	$ 7,462	$ 7,296

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 31

NORDSTROM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in millions except per share amounts)

(Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total

Balance at January 29, 2011	218.0	$1,168	$882	$(29)	$2,021

Net earnings	—	—	320	—	320
Other comprehensive earnings, net of tax	—	—	—	1	1

Comprehensive net earnings					321
Dividends ($0.46 per share)	—	—	(100)	—	(100)
Issuance of common stock for HauteLook acquisition	3.5	148	—	—	148
Issuance of common stock under stock compensation plans	2.2	63	—	—	63
Stock-based compensation	0.9	23	—	—	23
Repurchase of common stock	(10.4)	—	(473)	—	(473)

Balance at July 30, 2011	214.2	$1,402	$629	$(28)	$2,003

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total

Balance at January 30, 2010	217.7	$1,066	$525	$(19)	$1,572

Net earnings	—	—	262	—	262
Other comprehensive earnings, net of tax	—	—	—	—	—

Comprehensive net earnings					262
Dividends ($0.36 per share)	—	—	(78)	—	(78)
Issuance of common stock under stock compensation plans	1.4	36	—	—	36
Stock-based compensation	—	18	—	—	18

Balance at July 31, 2010	219.1	$1,120	$709	$(19)	$1,810

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 31

NORDSTROM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six Months Ended
	July 30, 2011	July 31, 2010
Operating Activities
Net earnings	$320	$262
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses	179	162
Amortization of deferred property incentives and other, net	(28)	(27)
Deferred income taxes, net	(8)	(34)
Stock-based compensation expense	28	20
Tax benefit from stock-based compensation	13	9
Excess tax benefit from stock-based compensation	(15)	(9)
Provision for bad debt expense	51	97
Change in operating assets and liabilities:
Accounts receivable	(170)	(128)
Merchandise inventories	(136)	(148)
Prepaid expenses and other assets	(9)	14
Accounts payable	285	276
Accrued salaries, wages and related benefits	(87)	(63)
Other current liabilities	34	15
Deferred property incentives	42	50
Other liabilities	14	(7)

Net cash provided by operating activities	513	489

Investing Activities
Capital expenditures	(248)	(192)
Change in credit card receivables originated at third parties	(57)	(88)
Other, net	(3)	—

Net cash used in investing activities	(308)	(280)

Financing Activities
Proceeds from long-term borrowings, net of discounts	—	498
Principal payments on long-term borrowings	(3)	(353)
(Decrease) increase in cash book overdrafts	(111)	31
Cash dividends paid	(100)	(78)
Payments for repurchase of common stock	(472)	—
Proceeds from exercise of stock options	43	20
Proceeds from employee stock purchase plan	7	7
Excess tax benefit from stock-based compensation	15	9
Other, net	—	(1)

Net cash (used in) provided by financing activities	(621)	133

Net (decrease) increase in cash and cash equivalents	(416)	342
Cash and cash equivalents at beginning of period	1,506	795

Cash and cash equivalents at end of period	$1,090	$1,137

Supplemental Cash Flow Information
Cash paid during the period for:
Interest (net of capitalized interest)	$61	$56
Income taxes	$218	$222

Non-cash investing activity:
Issuance of common stock for HauteLook acquisition	$148	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

6 of 31

NORDSTROM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in millions except per share and per option amounts)

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include Nordstrom, Inc. and its subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The interim condensed consolidated financial statements have been prepared on a basis consistent in all material respects with the accounting policies described and applied in our 2010 Annual Report on Form 10-K, and reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results of operations, financial position and cash flows for the periods presented.

The condensed consolidated financial statements as of and for the periods ended July 30, 2011 and July 31, 2010 are unaudited. The condensed consolidated balance sheet as of January 29, 2011 has been derived from the audited consolidated financial statements included in our 2010 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read together with the consolidated financial statements and related footnote disclosures contained in our 2010 Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU clarifies existing guidance on whether a loan modification constitutes a troubled debt restructuring (“TDR”) for accounting purposes, and requires certain disclosures related to TDRs. We do not expect the provisions of this ASU, which are effective for us beginning with the third quarter of 2011, to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements. We do not expect the provisions of this ASU, which are effective for us beginning with the first quarter of 2012, to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This ASU amends existing presentation and disclosure requirements concerning comprehensive income, most significantly by requiring that comprehensive income be presented with net income in a continuous financial statement, or in a separate but consecutive financial statement. The provisions of this ASU, which are effective for us beginning with the first quarter of 2012, will result in changes to the presentation of comprehensive net earnings in our consolidated financial statements, but will have no effect on the calculation of net earnings, comprehensive net earnings or earnings per share.

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

7 of 31

NORDSTROM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in millions except per share and per option amounts)

(Unaudited)

NOTE 2: ACQUISITION (CONTINUED)

HauteLook’s results of operations are included in our consolidated results from the acquisition date, and were not material to our consolidated results for the quarter and six months ended July 30, 2011. We have not presented pro forma results of operations for periods prior to the acquisition because HauteLook’s results of operations were not material to our consolidated results for any previous period.

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

The $153 upfront component of the purchase price consisted of 3.5 shares of Nordstrom common stock at a closing stock price of $42 per share on the acquisition date. Earn-out payments will range from $0 to $90, also in Nordstrom common stock, with amounts attributable to the purchase price ranging from $0 to $75 and to post-acquisition compensation of $0 to $15. We estimated the $42 acquisition-date fair value of the earn-out attributable to the purchase price using a valuation model, and recorded this amount in other liabilities on our condensed consolidated balance sheet. As of July 30, 2011, the estimated fair value was $44 (see Note 5: Fair Value Measurements). We will adjust the recorded earn-out obligation on a quarterly basis to the extent our projections change based on HauteLook’s actual performance or other factors, with a corresponding charge to expense or credit to income. If HauteLook achieves the maximum performance thresholds, we will incur total expense of $33 through 2013 associated with adjustments to the recorded earn-out obligation, compared with $42 of income if the minimum targets are not met.

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

Goodwill of $146 is equal to the excess of the purchase price over the net assets recognized and represents the acquisition’s benefits that are not attributable to individually identified and separately recognized assets. These benefits include our expected ability to increase innovation and speed in the way we serve customers across channels, HauteLook’s assembled workforce including its key management and the going-concern value of acquiring HauteLook’s business as a whole. We include this goodwill, which is not deductible for tax purposes, in our Retail segment.

8 of 31

NORDSTROM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in millions except per share and per option amounts)

(Unaudited)

NOTE 3: ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows:

	July 30, 2011	January 29, 2011	July 31, 2010
Credit card receivables:
Nordstrom VISA credit card receivables	$ 1,455	$ 1,431	$ 1,519
Nordstrom private label card receivables	782	672	725

Total credit card receivables	2,237	2,103	2,244
Allowance for credit losses	(125)	(145)	(175)

Credit card receivables, net	2,112	1,958	2,069
Other accounts receivable	92	68	84

Accounts receivable, net	$ 2,204	$ 2,026	$ 2,153

Other accounts receivable consist primarily of credit and debit card receivables due from third-party financial institutions and vendor claims.

Activity in the allowance for credit losses for the quarter and six months ended July 30, 2011 and July 31, 2010 is as follows:

	Quarter Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Allowance at beginning of period	$ 135	$ 190	$ 145	$ 190
Bad debt provision	26	34	51	97
Write-offs	(42)	(53)	(82)	(120)
Recoveries	6	4	11	8

Allowance at end of period	$ 125	$ 175	$ 125	$ 175

For purposes of determining impairment and recording the associated allowance for credit losses, we evaluate our credit card receivables on a collective basis as they are composed of large groups of smaller-balance homogeneous loans and therefore are not individually evaluated for impairment.

Under certain circumstances, we may make modifications to payment terms for a customer experiencing financial difficulties in an effort to help the customer avoid bankruptcy and to maximize our recovery of the outstanding balance. These modifications, which meet the definition of troubled debt restructurings (“TDRs”), include reduced or waived fees and finance charges, and/or minimum payments. Receivables classified as TDRs were $60, or 2.7% of our total credit card receivables as of July 30, 2011, $56, or 2.7% of our total credit card receivables as of January 29, 2011 and $52, or 2.3% of our total credit card receivables as of July 31, 2010. As with other aged receivables in our portfolio, the allowance for credit losses related to receivables classified as TDRs is primarily based on our historical aging and delinquency trends and write-off experience, with qualitative consideration of factors affecting the credit quality of our portfolio, including amounts of and trends in TDRs.

Credit Quality

The primary indicators of the credit quality of our credit card receivables are aging and delinquency, particularly the levels of account balances delinquent 30 days or more as these are the accounts most likely to be written off. The following table illustrates the aging and delinquency status of our credit card receivables:

	July 30, 2011		January 29, 2011		July 31, 2010
	Balance	% of Total	Balance	% of Total	Balance	% of Total

Current	$2,075	92.8%	$1,942	92.4%	$2,069	92.2%
1 – 29 days delinquent	101	4.5%	97	4.6%	97	4.3%
30+ days delinquent:
30 – 59 days delinquent	23	1.0%	24	1.1%	27	1.2%
60 – 89 days delinquent	15	0.7%	17	0.8%	19	0.9%
Greater than 90 days delinquent	23	1.0%	23	1.1%	32	1.4%

Total 30+ days delinquent	$61	2.7%	$64	3.0%	$78	3.5%

Total credit card receivables	$2,237	100.0%	$2,103	100.0%	$2,244	100.0%

Receivables not accruing finance charges	$19		$14		$18
Receivables greater than 90 days delinquent and still accruing finance charges	$12		$21		$28

9 of 31

NORDSTROM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in millions except per share and per option amounts)

(Unaudited)

NOTE 3: ACCOUNTS RECEIVABLE (CONTINUED)

We also evaluate credit quality using FICO credit scores. The following table illustrates the distribution of our credit card receivables across FICO score ranges:

	July 30, 2011		January 29, 2011		July 31, 2010
FICO Score Range[1]	Balance	% of Total	Balance	% of Total	Balance	% of Total

801+	$419	18.7%	$314	14.9%	$178	7.9%
720 – 800	805	36.0%	731	34.8%	898	40.0%
660 – 719	561	25.1%	558	26.5%	605	26.9%
600 – 659	259	11.6%	274	13.0%	266	11.9%
001 – 599	128	5.7%	155	7.4%	237	10.6%
Other[2]	65	2.9%	71	3.4%	60	2.7%

Total credit card receivables	$2,237	100.0%	$2,103	100.0%	$2,244	100.0%

[1]Credit scores for our cardholders are typically updated at least every 60 days. Amounts listed in the table reflect the most recently obtained credit scores as of the dates indicated.
[2]Other consists of amounts not yet posted to customers’ accounts and receivables from customers for whom FICO scores are temporarily unavailable.

NOTE 4: DEBT AND CREDIT FACILITIES

Debt

A summary of our long-term debt is as follows:

	July 30, 2011	January 29, 2011	July 31, 2010
Secured
Series 2007-2 Class A Notes, one-month LIBOR plus 0.06% per year, due April 2012	$454	$454	$454
Series 2007-2 Class B Notes, one-month LIBOR plus 0.18% per year, due April 2012	46	46	46
Mortgage payable, 7.68%, due April 2020	54	55	58
Other	13	14	14

	567	569	572
Unsecured
Senior notes, 6.75%, due June 2014, net of unamortized discount	399	399	399
Senior notes, 6.25%, due January 2018, net of unamortized discount	647	647	647
Senior notes, 4.75%, due May 2020, net of unamortized discount	498	498	498
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 7.00%, due January 2038, net of unamortized discount	343	343	343
Other	48	25	41

	2,235	2,212	2,228

Total long-term debt	2,802	2,781	2,800
Less: current portion	(506)	(6)	(6)

Total due beyond one year	$2,296	$2,775	$2,794

10 of 31

NORDSTROM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in millions except per share and per option amounts)

(Unaudited)

NOTE 4: DEBT AND CREDIT FACILITIES (CONTINUED)

Our interest rate swap agreements (collectively, the “swap”), which have a $650 notional amount maturing in 2018, are intended to hedge the exposure of changes in the fair value of our fixed-rate senior notes due in 2018 from interest rate risk. Under the swap, we receive a fixed rate of 6.25% and pay a variable rate based on one-month LIBOR plus a margin of 2.9% (3.0% at July 30, 2011). The swap is designated as a fully effective fair value hedge. As such, the interest rate swap fair value is included in other assets or other liabilities on our condensed consolidated balance sheet, with an offsetting adjustment to the carrying value of our long-term debt (included in other unsecured debt in the table above). See Note 5: Fair Value Measurements for additional information about our swap.

Credit Facilities

On June 23, 2011, we entered into a new unsecured revolving credit facility (“revolver”) with a capacity of $600, which expires in June 2016. This revolver replaced our previous $650 unsecured line of credit which was scheduled to expire in August 2012. Under the terms of the revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes, including liquidity support for our commercial paper program. We have the option to increase the revolving commitment by up to $100, to a total of $700, provided that we obtain written consent from the lenders.

The revolver requires that we maintain a leverage ratio, defined as Adjusted Debt to Earnings before Interest, Income Taxes, Depreciation, Amortization and Rent (“EBITDAR”), of less than four times. As of July 30, 2011, we were in compliance with this covenant.

As of July 30, 2011, we had total short-term borrowing capacity available for general corporate purposes of $900. Of the total capacity, we had $600 under our commercial paper program, which is backed by our revolver expiring June 2016, and $300 under our Variable Funding Note facility (“2007-A VFN”) that expires in January 2012. As of July 30, 2011, we had no issuances under our commercial paper program and no borrowings under our revolver or our 2007-A VFN.

NOTE 5: FAIR VALUE MEASUREMENTS

The following table presents our financial assets and liabilities that are measured at fair value in our condensed consolidated balance sheets on a recurring basis, by level within the fair value hierarchy as defined by applicable accounting standards:

	Fair Value Hierarchy	July 30, 2011	January 29, 2011	July 31, 2010
Assets:
Interest rate swap	Level 2	$48	$25	$41

Liabilities:
HauteLook earn-out liability	Level 3	$44	—	—

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

11 of 31

NORDSTROM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in millions except per share and per option amounts)

(Unaudited)

NOTE 5: FAIR VALUE MEASUREMENTS (CONTINUED)

The following table provides a reconciliation between the beginning and ending balances of our HauteLook earn-out liability for the quarter and six months ended July 30, 2011:

	Quarter Ended	Six Months Ended
	July 30, 2011	July 30, 2011
Balance at beginning of period	$42	$—
Acquisition of HauteLook	—	42
Change in fair value of HauteLook earn-out liability[1]	2	2

Balance at end of period	$44	$44

[1]Included in Retail selling, general and administrative expenses in the condensed consolidated statement of earnings.

Financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The estimated fair value of our long-term debt, including current maturities and excluding the value of our interest rate swap, was $3,111 as of July 30, 2011, compared with a carrying value of $2,802. We estimated the fair value of long-term debt using quoted market prices of the same or similar issues.

We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily long-lived tangible and intangible assets in connection with periodic evaluations for potential impairment. We recorded no impairment charges for these assets for the six months ended July 30, 2011 and July 31, 2010.

NOTE 6: CONTINGENT LIABILITIES

We are subject from time to time to various claims and lawsuits arising in the ordinary course of business including lawsuits alleging violations of state and/or federal wage and hour and other employment laws, privacy and other consumer-based claims. Some of these lawsuits purport or may be determined to be class or collective actions and seek substantial damages or injunctive relief, or both, and some may remain unresolved for several years. We believe the recorded reserves in our condensed consolidated financial statements are adequate in light of the probable and estimable liabilities. As of the date of this report, we do not believe any currently identified claim, proceeding or litigation, either alone or in the aggregate, will have a material impact on our results of operations, financial position or cash flows. Since these matters are subject to inherent uncertainties, our view of them may change in the future.

NOTE 7: SHAREHOLDERS’ EQUITY

In August 2010, our Board of Directors authorized a program (the “2010 Program”) to repurchase up to $500 of our outstanding common stock, through January 28, 2012. In May 2011, our Board of Directors authorized a new program (the “2011 Program”) to repurchase up to $750 of our outstanding common stock, through February 2, 2013, in addition to the remaining amount available for repurchase under the 2010 Program. For the six months ended July 30, 2011, we repurchased 10.4 shares of our common stock for an aggregate purchase price of $473, and had $688 in remaining share repurchase capacity. The actual number and timing of future share repurchases, if any, will be subject to market and economic conditions.

12 of 31

NORDSTROM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in millions except per share and per option amounts)

(Unaudited)

NOTE 8: STOCK COMPENSATION PLANS

The following table summarizes our stock-based compensation expense:

	Quarter Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Stock options	$10	$8	$18	$17
Performance share units	—	—	1	1
HauteLook stock compensation	4	—	6	—
Employee stock purchase plan	1	1	1	1
Other	2	1	2	1

Total stock-based compensation expense, before income tax benefits	$17	$10	$28	$20
Income tax benefit	(7)	(3)	(11)	(7)

Total stock-based compensation expense, net of income tax benefit	$10	$7	$17	$13

During the six months ended July 30, 2011 and July 31, 2010, we granted 2.7 and 2.6 options with weighted average grant-date fair values per option of $15 and $13.

As discussed in Note 2: Acquisition, portions of both the upfront and earn-out consideration for our acquisition of HauteLook are subject to ongoing vesting requirements for HauteLook’s employees. These amounts will therefore be recorded as compensation expense as the related service is performed over the respective employee vesting periods of up to four years after the acquisition date (subject also to HauteLook’s financial performance in the case of the earn-out consideration). These shares are not issued from our 2010 Equity Incentive Plan, but rather from our unallocated and unissued shares.

NOTE 9: EARNINGS PER SHARE

The computation of earnings per share is as follows:

	Quarter Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net earnings	$175	$146	$320	$262

Basic shares	215.9	219.2	217.5	218.8
Dilutive effect of stock options and other	4.4	3.6	4.3	3.8

Diluted shares	220.3	222.8	221.8	222.6

Earnings per basic share	$0.81	$0.67	$1.47	$1.20
Earnings per diluted share	$0.80	$0.66	$1.44	$1.18

Anti-dilutive stock options and other	3.9	7.1	4.2	6.9

13 of 31

NORDSTROM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in millions except per share and per option amounts)

(Unaudited)

NOTE 10: SEGMENT REPORTING

The following tables set forth information for our reportable segments:

	Retail	Credit	Corporate/Other	Total
Quarter Ended July 30, 2011
Net sales	$ 2,818	—	$ (102)	$ 2,716
Credit card revenues	—	$ 94	—	94
Earnings (loss) before interest and income taxes	407	13	(100)	320
Interest expense, net	—	(3)	(27)	(30)
Earnings (loss) before income taxes	407	10	(127)	290

Quarter Ended July 31, 2010
Net sales	$ 2,499	—	$ (82)	$ 2,417
Credit card revenues	—	$ 98	—	98
Earnings (loss) before interest and income taxes	350	15	(93)	272
Interest expense, net	—	(5)	(27)	(32)
Earnings (loss) before income taxes	350	10	(120)	240

Six Months Ended July 30, 2011
Net sales	$ 5,077	—	$ (132)	$ 4,945
Credit card revenues	—	$ 188	—	188
Earnings (loss) before interest and income taxes	754	38	(200)	592
Interest expense, net	—	(7)	(54)	(61)
Earnings (loss) before income taxes	754	31	(254)	531
Goodwill	200	—	—	200
Total assets	3,582	2,130	2,024	7,736

Six Months Ended July 31, 2010
Net sales	$ 4,514	—	$ (107)	$ 4,407
Credit card revenues	—	$ 195	—	195
Earnings (loss) before interest and income taxes	653	4	(166)	491
Interest expense, net	—	(12)	(51)	(63)
Earnings (loss) before income taxes	653	(8)	(217)	428
Goodwill	53	—	—	53
Total assets	3,111	2,157	2,028	7,296

The following table summarizes net sales within our reportable segments:

	Quarter Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Nordstrom	$ 2,285	$ 2,099	$ 4,052	$ 3,716
Nordstrom Rack	484	392	950	782
Other retail[1]	49	8	75	16

Total Retail segment	2,818	2,499	5,077	4,514
Corporate/Other	(102)	(82)	(132)	(107)

Total net sales	$ 2,716	$ 2,417	$ 4,945	$ 4,407

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

CAUTIONARY STATEMENT

Certain statements in this Quarterly Report on Form 10-Q contain or may suggest “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including, but not limited to, anticipated financial results (including, but not limited to, our anticipated same-store sales results, credit card revenues, gross profit rate, selling, general and administrative expenses, net interest expense, effective tax rate, earnings per share and operating cash flows), anticipated store openings, capital expenditures, dividend payout, trends in our operations, compliance with debt covenants, outcome of claims and litigation, the anticipated financial performance of HauteLook and the anticipated impact of the HauteLook acquisition on the company’s performance. Such statements are based upon the current beliefs and expectations of the company’s management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including, but not limited to:

—	the impact of economic and market conditions and the resultant impact on consumer spending patterns,

—	our ability to maintain our relationships with vendors,

—	our ability to respond to the business environment, fashion trends and consumer preferences, including changing expectations of service and experience in stores and online,

—	effective inventory management,

—

successful execution of our growth strategy, including possible expansion into new markets, technological investments and acquisitions, including our ability to realize the anticipated benefits from such acquisitions, and the timely completion of construction associated with newly planned stores, relocations and remodels, which may be impacted by the financial health of third parties,

—	our ability to maintain relationships with our employees and to effectively attract, develop and retain our future leaders,

—	successful execution of our multi-channel strategy,

—	our compliance with applicable banking and related laws and regulations impacting our ability to extend credit to our customers,

—	impact of the current regulatory environment and financial system and health care reforms,

—

the impact of any systems failures and/or security breaches, including any security breaches that result in the theft, transfer or unauthorized disclosure of customer, employee or company information or our compliance with information security and privacy laws and regulations in the event of such an incident,

—	our compliance with employment laws and regulations and other laws and regulations applicable to us,

—	trends in personal bankruptcies and bad debt write-offs,

—	changes in interest rates,

—	efficient and proper allocation of our capital resources,

—	availability and cost of credit,

—	our ability to safeguard our brand and reputation,

—	successful execution of our information technology strategy,

—	weather conditions, natural disasters, health hazards or other market disruptions, or the prospects of these events and the impact on consumer spending patterns,

—	disruptions in our supply chain,

—	the geographic locations of our stores,

—	the effectiveness of planned advertising, marketing and promotional campaigns,

—	our ability to control costs, and

—	the timing and amounts of share repurchases by the company, if any, or any share issuances by the company, including issuances associated with option exercises or other matters.

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

15 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

OVERVIEW

Our business continued to demonstrate positive momentum through the first half of 2011, with seven consecutive quarters of total company same-store sales increases and double-digit increases in total sales. This is a result of our ongoing efforts to improve the customer experience in our stores and online, our ability to deliver compelling new fashion to our customers, effective merchandising and inventory management as well as store expansion and other growth opportunities.

During the second quarter, we held three of our five annual sales events, consisting of the Half-Yearly Sale for Women and Kids, the Half-Yearly Sale for Men and the Anniversary Sale. The Half-Yearly Sales, which are clearance events, continue to drive traffic into the stores but have become a less meaningful part of our overall performance. On the other hand, the Anniversary Sale includes new merchandise at temporarily reduced prices. Because of the timing and significance of these sales events, we are able to balance our sales and profitability between the first and second halves of the year and therefore, unlike many retailers, our overall sales volume and earnings are less heavily weighted toward the fourth quarter holiday season. This year’s Anniversary Sale outperformed our expectations, reflecting strong execution and our customers’ continued demand for newness in fashion.

Our ability to deliver a compelling shopping experience, supported by a regular flow of fresh merchandise, has contributed to our recent sales growth and gross margin expansion. The online channel continues to be the fastest growing part of our business, and we believe there is significant potential to drive additional sales volume by improving the customer experience. With this in mind, we recently announced that we are now offering customers free standard shipping and returns for online purchases of every size. Free shipping is reflective of how customers increasingly want to shop online, and we believe this change makes it easier and more convenient to shop with us. As customers’ expectations around service broaden with greater emphasis on speed and convenience, we are increasing our investments in e-commerce to better respond to how customers want to shop.

Our strong financial position enables us to make these technology investments while also growing our business through new stores, remodels and other initiatives. During the first half of 2011, we opened one Nordstrom full-line store and nine Nordstrom Rack stores, and relocated one Nordstrom Rack store. We also acquired HauteLook, a leader in the online private sale marketplace. We believe this acquisition will help us to further develop our mobile and e-commerce capabilities and enable us to participate in the fast-growing private sales channel.

Our credit business continues to contribute to an improved customer experience and to our overall performance. We added significantly more new members to our Fashion Rewards program during the Anniversary Sale in July. This program is an important part of our loyalty strategy, as Fashion Rewards members shop more frequently and spend more with us on average than non-members. Our credit metrics also continue to improve, with increasing customer payment rates and lower delinquency and write-off trends.

We remain focused on our goal of improving customer service as we seek to provide a superior shopping experience both in-store and online. We believe our customer-focused strategy allows us to execute our current operating plans while taking advantage of long-term profitable growth opportunities.

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

16 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Retail Business

Summary

The following tables summarize the results of our Retail Business for the quarter and six months ended July 30, 2011, compared with the quarter and six months ended July 31, 2010:

	Quarter Ended
	July 30, 2011		July 31, 2010
	Amount	% of net sales	Amount	% of net sales
Net sales	$2,716	100.0%	$2,417	100.0%
Cost of sales and related buying and occupancy costs	(1,701)	(62.6%)	(1,547)	(64.0%)

Gross profit	1,015	37.4%	870	36.0%
Selling, general and administrative expenses	(708)	(26.0%)	(613)	(25.3%)

Earnings before interest and income taxes	$307	11.3%	$257	10.7%

	Six Months Ended
	July 30, 2011		July 31, 2010
	Amount	% of net sales	Amount	% of net sales
Net sales	$4,945	100.0%	$4,407	100.0%
Cost of sales and related buying and occupancy costs	(3,072)	(62.1%)	(2,774)	(63.0%)

Gross profit	1,873	37.9%	1,633	37.0%
Selling, general and administrative expenses	(1,319)	(26.7%)	(1,146)	(26.0%)

Earnings before interest and income taxes	$554	11.2%	$487	11.1%

Retail Business Net Sales

	Quarter Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales:
Nordstrom	$2,285	$2,099	$4,052	$3,716
Nordstrom Rack	484	392	950	782
Other retail[1]	49	8	75	16

Total Retail segment sales	2,818	2,499	5,077	4,514
Corporate/Other	(102)	(82)	(132)	(107)

Total net sales	$2,716	$2,417	$4,945	$4,407

Net sales increase	12.4%	12.7%	12.2%	14.4%

Same-store sales increase (decrease) by channel:
Nordstrom	7.9%	9.9%	7.8%	11.5%
Nordstrom Rack	4.8%	(0.9%)	3.0%	0.5%

Total	7.3%	8.4%	6.9%	10.0%

Sales per square foot	$112	$104	$205	$190

1Other retail includes our HauteLook online private sale subsidiary and our Jeffrey stores.

Net sales increased 12.4% for the quarter and 12.2% for the six months ended July 30, 2011, compared with the same periods in the prior year. Overall same-store sales increased 7.3% for the quarter and 6.9% for the six months ended July 30, 2011. During the six months ended July 30, 2011, we opened one Nordstrom full-line store and nine Nordstrom Rack stores, relocated one Nordstrom Rack store and acquired HauteLook.

17 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Nordstrom net sales for the second quarter of 2011 were $2,285, an increase of 8.8% compared with the same period in 2010, while net sales of $4,052 for the six months ended July 30, 2011, increased 9.0% compared with the same period in 2010. Nordstrom same-store sales increased 7.9% for the quarter and 7.8% for the six months ended July 30, 2011, compared with the same periods in 2010. Both the average selling price and the number of sales transactions increased for the quarter and six months ended July 30, 2011, compared with the same periods last year. Category highlights for the quarter ended July 30, 2011, included Shoes, Cosmetics and Designer, and category highlights for the six months ended July 30, 2011, included Shoes, Jewelry and Designer. The South and Midwest were the top-performing geographic regions for Nordstrom full-line stores for both the quarter and six months ended July 30, 2011. The Direct channel continued to show strong sales growth, outpacing the overall Nordstrom increase.

Nordstrom Rack net sales increased $92, or 23.4% for the quarter and $168, or 21.5%, for the six months ended July 30, 2011, compared with the same periods in 2010. Same-store sales at Nordstrom Rack increased 4.8% for the quarter and 3.0% for the six months ended July 30, 2011. The number of sales transactions increased for both the quarter and six months ended July 30, 2011, compared with the same periods last year. The average selling price of Nordstrom Rack merchandise increased slightly for the quarter and declined slightly for the six months ended July 30, 2011 compared with the same periods last year.

Retail Business Gross Profit

	Quarter Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Gross profit	$ 1,015	$ 870	$ 1,873	$ 1,633
Gross profit rate	37.4%	36.0%	37.9%	37.0%

			July 30, 2011	July 31, 2010
Ending inventory per square foot			$ 47.43	$ 45.18
Inventory turnover rate[1]			5.49	5.46

1Inventory turnover rate is calculated as the trailing 12-months cost of sales and related buying and occupancy costs (for all segments) divided by the trailing 4-quarter average   inventory.

Retail gross profit increased $145 for the quarter and $240 for the six months ended July 30, 2011, compared with the same periods in 2010, due to higher sales and gross margin, partially offset by the increase in occupancy costs for stores opened during 2011 and 2010. Our retail gross profit rate improved 137 basis points for the quarter and 83 basis points for the six months ended July 30, 2011, compared with the same periods in 2010, due to higher gross margin from continued strength in regular-price selling and leveraging buying and occupancy costs on higher net sales. Our inventory turnover rate continued to improve, as we ended the quarter with a 5.0% increase in inventory per square foot on an 8.0% increase in sales per square foot, compared with the second quarter of 2010.

Retail Business Selling, General and Administrative Expenses

	Quarter Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Selling, general and administrative expenses	$ 708	$ 613	$ 1,319	$ 1,146
Selling, general and administrative expense rate	26.0%	25.3%	26.7%	26.0%
Selling, general and administrative expense per square foot	$ 29	$ 26	$ 55	$ 49

Our Retail selling, general and administrative expenses (“Retail SG&A”) increased $95 for the quarter and $173 for six months ended July 30, 2011, compared with the same periods in 2010. The increase was driven by higher sales volume, HauteLook operating and purchase accounting expenses and 21 stores opened since the second quarter of 2010.

Our Retail SG&A rate increased 72 basis points for the quarter and 67 basis points for the six months ended July 30, 2011, compared with the same periods last year. The increase was driven primarily by HauteLook operating and purchase accounting expenses and an increase in performance-related expenses, reflecting the improvement in our sales and earnings performance relative to our plan.

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

	Quarter Ended July 30, 2011		Quarter Ended July 31, 2010
	Amount	Annualized % of average credit card receivables	Amount	Annualized % of average credit card receivables
Finance charge revenue	$ 61	12.1%	$ 66	12.1%
Interchange – third party	21	4.1%	19	3.6%
Late fees and other revenue	12	2.3%	13	2.4%

Total credit card revenues	94	18.4%	98	18.0%
Interest expense	(3)	(0.6%)	(5)	(0.9%)

Net credit card income	91	17.9%	93	17.2%
Cost of sales and related buying and occupancy costs – loyalty program	(22)	(4.2%)	(18)	(3.4%)
Selling, general and administrative expenses	(59)	(11.7%)	(65)	(12.0%)

Total expense	(81)	(15.9%)	(83)	(15.4%)

Credit segment earnings before income taxes, as presented in segment disclosure	10	2.0%	10	1.8%

Intercompany merchant fees	22	4.2%	17	3.2%

Credit segment contribution, before income taxes	$ 32	6.2%	$ 27	5.0%

Credit and debit card volume:
Outside	$ 1,038		$ 978
Inside	1,072		867

Total volume	$ 2,110		$ 1,845

Average credit card receivables	$ 2,032		$ 2,159
Average credit card receivable investment (assuming 80% of accounts receivable is funded with debt)	$ 406		$ 432
Annualized Credit segment contribution, net of tax, as a percentage of average credit card receivable investment	18.7%		15.2%

19 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

	Six Months Ended July 30, 2011		Six Months Ended July 31, 2010
	Amount	Annualized % of average credit card receivables	Amount	Annualized % of average credit card receivables
Finance charge revenue	$ 125	12.5%	$ 132	12.2%
Interchange – third party	40	4.0%	37	3.5%
Late fees and other revenue	23	2.2%	26	2.4%

Total credit card revenues	188	18.7%	195	18.0%
Interest expense	(7)	(0.6%)	(12)	(1.1%)

Net credit card income	181	18.1%	183	16.9%
Cost of sales and related buying and occupancy costs – loyalty program	(36)	(3.6%)	(34)	(3.1%)
Selling, general and administrative expenses	(114)	(11.4%)	(157)	(14.6%)

Total expense	(150)	(15.0%)	(191)	(17.7%)

Credit segment earnings (loss) before income taxes, as presented in segment disclosure	31	3.1%	(8)	(0.8%)

Intercompany merchant fees	36	3.5%	29	2.7%

Credit segment contribution, before income taxes	$ 67	6.6%	$ 21	1.9%

Credit and debit card volume:
Outside	$ 2,020		$ 1,881
Inside	1,777		1,463

Total volume	$ 3,797		$ 3,344

Average credit card receivables	$ 2,011		$ 2,160
Average credit card receivable investment (assuming 80% of accounts receivable is funded with debt)	$ 402		$ 432
Annualized Credit segment contribution, net of tax, as a percentage of average credit card receivable investment	20.0%		5.8%

Credit Card Revenues

Credit card revenues include finance charges, interchange fees, late fees and other fees. Finance charges represent interest earned on unpaid balances while late fees are assessed when cardholders pay less than their minimum balance by the payment due date. Interchange fees are earned from the use of Nordstrom VISA credit cards at merchants outside of Nordstrom.

Although total volume increased for both the quarter and six months ended July 30, 2011, compared with the same periods in the prior year, the continued improvement in customer payment rates led to lower revolving balances and reduced delinquencies. These factors resulted in a decrease in credit card revenues for both the quarter and six months ended July 30, 2011.

Credit Segment Interest Expense

Interest expense decreased to $3 for the quarter and $7 for the six months ended July 30, 2011, from $5 for the quarter and $12 for the six months ended July 31, 2010, due to lower average interest rates applicable to the Credit segment.

Credit Segment Cost of Sales and Related Buying and Occupancy Costs

Cost of sales and related buying and occupancy costs, which includes the estimated cost of Nordstrom Notes that will be issued and redeemed under our Fashion Rewards program, increased $4 for the quarter and $2 for the six months ended July 30, 2011, compared with the same periods in the prior year. The increases were due to additional expenses related to the Fashion Rewards program as a result of increased use of Nordstrom credit cards and increased new account volume. We provide these benefits to our customers as participation in the Fashion Rewards program generates enhanced customer loyalty and incremental sales in our stores.

20 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Segment Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Credit segment (“Credit SG&A”) are summarized in the following table:

	Quarter Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Operational and marketing expenses	$ 33	$ 31	$ 63	$ 60
Bad debt provision	26	34	51	97

Total credit selling, general and administrative expenses	$ 59	$ 65	$ 114	$ 157

Total Credit SG&A expenses decreased $6 for the quarter and $43 for the six months ended July 30, 2011, compared with the same periods in the prior year, due to lower bad debt expense which reflects continued improvements in our credit trends.

Allowance for Credit Losses and Credit Trends

As a result of the improvements in our delinquency and write-off results, we reduced our allowance for credit losses by $10 during the quarter and $20 during the six months ended July 30, 2011. The following table summarizes activity in the allowance for credit losses:

	Quarter Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Allowance at beginning of period	$ 135	$ 190	$ 145	$ 190
Bad debt provision	26	34	51	97
Write-offs	(42)	(53)	(82)	(120)
Recoveries	6	4	11	8

Allowance at end of period	$ 125	$ 175	$ 125	$ 175

Annualized net write-offs as a percentage of average credit card receivables	7.2%	9.0%	7.1%	10.3%

			July 30, 2011	July 31, 2010
Balances 30+ days delinquent as a percentage of ending credit card receivables			2.7%	3.5%
Allowance as a percentage of ending credit card receivables			5.6%	7.8%

Total Company Results

Interest Expense, Net

Interest expense, net was $30 for the quarter and $61 for the six months ended July 30, 2011, compared with $32 for the quarter and $63 for the six months ended July 31, 2010. The decrease was due to lower average interest rates.

Income Tax Expense

	Quarter Ended		Six Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Income tax expense	$ 115	$ 94	$ 211	$ 166
Effective tax rate	39.6%	39.1%	39.8%	38.7%

The effective tax rate for the quarter and six months ended July 30, 2011, increased compared with the same periods in the prior year, primarily due to non-deductible HauteLook acquisition-related expenses.

21 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

2011 Outlook

Our expectations for 2011 are as follows:

Same-store sales	4% to 6% increase
HauteLook sales[1]	$160 to $180
Credit card revenues	$0 to $10 decrease
Gross profit rate[2]	30 to 50 basis point increase
Selling, general and administrative expenses:
Retail[3]	$310 to $350 increase
Credit	$20 to $30 decrease
Interest expense, net	$0 to $5 decrease
Effective tax rate	39.4%
Earnings per diluted share	$2.95 to $3.10
Diluted shares outstanding	219.9

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
Average Invested Capital

We believe that ROIC is a useful financial measure for investors in evaluating our operating performance. When analyzed in conjunction with our net earnings and total assets and compared to return on assets (net earnings divided by average total assets), it provides investors with a useful tool to evaluate our ongoing operations and our management of assets from period to period. ROIC is one of our key financial metrics, and we also incorporate it into our executive incentive measures. We believe that overall performance as measured by ROIC correlates directly to shareholders’ return over the long term. For the 12 fiscal months ended July 30, 2011, our ROIC increased to 13.8% compared with 12.7% for the 12 fiscal months ended July 31, 2010. ROIC is not a measure of financial performance under GAAP, should not be considered a substitute for return on assets, net earnings or total assets as determined in accordance with GAAP, and may not be comparable with similarly titled measures reported by other companies. The closest measure calculated using GAAP amounts is return on assets, which increased to 9.0% from 7.7% for the 12 fiscal months ended July 30, 2011, compared with the 12 fiscal months ended July 31, 2010. The following is a comparison of return on assets to ROIC:

	12 Fiscal Months Ended
	July 30, 2011	July 31, 2010
Net earnings	$670	$517
Add: income tax expense	424	321
Add: interest expense	127	134

Earnings before interest and income tax expense	1,221	972

Add: rent expense	69	54
Less: estimated depreciation on capitalized operating leases[1]	(37)	(29)

Net operating profit	1,253	997

Estimated income tax expense[2]	(485)	(382)

Net operating profit after tax	$768	$615

Average total assets[3]	$7,480	$6,689
Less: average non-interest bearing current liabilities[4]	(1,906)	(1,726)
Less: average deferred property incentives[3]	(499)	(475)
Add: average estimated asset base of capitalized operating leases[5]	495	352

Average invested capital	$5,570	$4,840

Return on assets	9.0%	7.7%
ROIC	13.8%	12.7%

1Capitalized operating leases is our best estimate of the asset base we would record for our operating leases as if we had classified them as capital or purchased the property.   Asset base is calculated as described in footnote 5 below.

2Based upon our effective tax rate multiplied by the net operating profit for the 12 fiscal months ended July 30, 2011 and July 31, 2010.

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

23 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

LIQUIDITY AND CAPITAL RESOURCES

We maintain a level of liquidity sufficient to allow us to cover our seasonal cash needs and to maintain appropriate levels of short-term borrowings. We believe that our operating cash flows, available credit facilities and potential future borrowings are sufficient to finance our cash requirements for the next 12 months and beyond.

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

For the six months ended July 30, 2011, cash and cash equivalents decreased by $416 to $1,090, primarily due to payments for repurchases of common stock of $472 and capital expenditures of $248. These decreases were partially offset by cash provided by operations of $513.

Operating Activities

Net cash provided by operating activities was $513 for the six months ended July 30, 2011, compared with $489 for the same period in 2010. The increase was due to increased earnings partially offset by changes in working capital. The change in working capital was primarily driven by an increase in accounts receivable due to higher credit and debit card volume, partially offset by improved customer payment rates.

Investing Activities

Net cash used in investing activities increased to $308 for the six months ended July 30, 2011, from $280 for the six months ended July 31, 2010.

Capital expenditures increased from $192 for the six months ended July 31, 2010 to $248 for the six months ended July 30, 2011 due to the timing of store openings and in-store improvements, including technology such as Wi-Fi availability for our customers in all of our Nordstrom full-line stores and mobile point-of-sale devices for our salespeople.

Net cash from customers using their Nordstrom VISA credit cards for merchandise and services outside of Nordstrom stores decreased to a $57 cash outflow for the six months ended July 30, 2011, compared with an $88 outflow for the six months ended July 31, 2010. The decrease in cash outflows from credit card receivables originated at third parties was a result of improved customer payment rates.

Financing Activities

Net cash used in financing activities was $621 for the six months ended July 30, 2011, compared with net cash provided of $133 for the six months ended July 31, 2010. The difference was primarily due to $472 in payments for repurchases of common stock during the first half of 2011. In addition, during the first six months of 2010, we received $498 in proceeds from long-term borrowings, partially offset by payments of $350 to retire securitized notes.

24 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Free Cash Flow (Non-GAAP financial measure)

We define Free Cash Flow as:

Free Cash Flow = Net Cash Provided By Operating Activities – Capital Expenditures – Cash Dividends Paid +/(–) Change

in Credit Card Receivables Originated at Third Parties +/(–) Change in Cash Book Overdrafts

Free Cash Flow is one of our key liquidity measures, and in conjunction with GAAP measures, provides us with a meaningful analysis of our cash flows. We believe that our ability to generate cash is more appropriately analyzed using this measure. Free Cash Flow is not a measure of liquidity under GAAP and should not be considered a substitute for operating cash flows as determined in accordance with GAAP. In addition, Free Cash Flow does have limitations:

—	Free Cash Flow does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs; and
—	Other companies in our industry may calculate Free Cash Flow differently than we do, limiting its usefulness as a comparative measure.

To compensate for these limitations, we analyze Free Cash Flow in conjunction with other GAAP financial and performance measures impacting liquidity, including operating cash flows. The closest GAAP measure calculated using GAAP amounts is net cash provided by operating activities, which was $513 and $489 for the six months ended July 30, 2011 and July 31, 2010. The following is a reconciliation of our net cash provided by operating activities and Free Cash Flow:

	Six Months Ended
	July 30, 2011	July 31, 2010
Net cash provided by operating activities	$513	$489
Less: capital expenditures	(248)	(192)
Less: cash dividends paid	(100)	(78)
Less: change in credit card receivables originated at third parties	(57)	(88)
(Less) Add: change in cash book overdrafts	(111)	31
Add: adjustment to cash book overdrafts for balances at disbursement bank	141	—

Free Cash Flow	$138	$162

Net cash used in investing activities	$(308)	$(280)
Net cash (used in) provided by financing activities	$(621)	$133

25 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Capacity and Commitments

On June 23, 2011, we entered into a new unsecured revolving credit facility (“revolver”) with a capacity of $600, which expires in June 2016. This revolver replaced our previous $650 unsecured line of credit which was scheduled to expire in August 2012. Under the terms of the revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes, including liquidity support for our commercial paper program. We have the option to increase the revolving commitment by up to $100, to a total of $700, provided that we obtain written consent from the lenders.

As of July 30, 2011, we had total short-term borrowing capacity available for general corporate purposes of $900. Of the total capacity, we had $600 under our commercial paper program, which is backed by our revolver expiring June 2016, and $300 under our Variable Funding Note facility (“2007-A VFN”) that expires in January 2012. During the six months ended July 30, 2011, we had no issuances under our commercial paper program and no borrowings under our revolver or our 2007-A VFN.

Impact of Credit Ratings

Under the terms of our $600 revolver, any borrowings we may enter into will accrue interest at a floating base rate tied to LIBOR in the case of Euro-Dollar Rate Loans and to the highest of: (i) the Euro-Dollar rate plus 100 basis points, (ii) the federal funds rate plus 50 basis points and (iii) the prime rate in the case of Base Rate Loans.

The rate depends upon the type of borrowing incurred, plus in each case an applicable margin. This applicable margin varies depending upon the credit ratings assigned to our long-term unsecured debt. At the time of this report, our long-term unsecured debt ratings, outlook and resulting applicable margin were as follows:

	Credit Ratings	Outlook
Moody’s	Baa1	Stable
Standard & Poor’s	A-	Stable

	Base Interest Rate	Applicable Margin
Euro-Dollar Rate Loan	LIBOR	1.125%
Base Rate Loan	various	0.125%

Should the ratings assigned to our long-term unsecured debt improve, the applicable margin associated with any such borrowings may decrease, resulting in a slightly lower cost of capital under this facility. Should the ratings assigned to our long-term unsecured debt worsen, the applicable margin associated with our borrowings may increase, resulting in a slightly higher cost of capital under this facility.

Debt Covenants

The revolver requires that we maintain a leverage ratio, defined as Adjusted Debt to EBITDAR, of less than four times (see additional discussion of Adjusted Debt to EBITDAR below).

As of July 30, 2011, we were in compliance with this covenant. We will continue to monitor this covenant to ensure that we make any necessary adjustments to our plans and believe that we will remain in compliance with this covenant during 2011.

26 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Adjusted Debt to EBITDAR (Non-GAAP financial measure)

Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our current goal is to manage debt levels to maintain an investment-grade credit rating as well as operate with an efficient capital structure for our size, growth plans and industry. Investment-grade credit ratings are important to maintaining access to a variety of short-term and long-term sources of funding, and we rely on these funding sources to continue to grow our business. We believe a higher ratio, among other factors, could result in rating agency downgrades. In contrast, we believe a lower ratio would result in a higher cost of capital and could negatively impact shareholder returns. As of July 30, 2011, our Adjusted Debt to EBITDAR was 2.0 compared with 2.4 as of July 31, 2010. The decrease was primarily the result of an increase in earnings before interest and income taxes for the 12 months ended July 30, 2011, compared with the 12 months ended July 31, 2010.

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

To compensate for these limitations, we analyze Adjusted Debt to EBITDAR in conjunction with other GAAP financial and performance measures impacting liquidity, including operating cash flows, capital spending and net earnings. The closest measure calculated using GAAP amounts is debt to net earnings, which was 4.2 for the second quarter of 2011 and 5.4 for the second quarter of 2010. The following is a comparison of debt to net earnings and Adjusted Debt to EBITDAR:

	2011[1]	2010[1]
Debt	$2,802	$2,800
Add: rent expense x 8[2]	549	428
Less: fair value of interest rate swaps included in long-term debt	(48)	(41)

Adjusted Debt	$3,303	$3,187

Net earnings	670	517
Add: income tax expense	424	321
Add: interest expense, net	125	134

Earnings before interest and income taxes	1,219	972

Add: depreciation and amortization expenses	343	319
Add: rent expense	69	54
Add: non-cash acquisition-related charges	8	—

EBITDAR	$1,639	$1,345

Debt to Net Earnings	4.2	5.4
Adjusted Debt to EBITDAR	2.0	2.4

1The components of Adjusted Debt are as of July 30, 2011 and July 31, 2010, while the components of EBITDAR are for the 12 months ended July 30, 2011 and July 31, 2010.

2The multiple of eight times rent expense used to calculate Adjusted Debt is a commonly used method of estimating the debt we would record for our leases that are classified as   operating if they had met the criteria for a capital lease, or we had purchased the property.

27 of 31

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

28 of 31

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchases

(Dollar and share amounts in millions, except per share amounts)

Following is a summary of our second quarter share repurchases:

	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]

May 2011 (May 1, 2011 to May 28, 2011)	1.6	$ 46.39	1.6	$ 912

June 2011 (May 29, 2011 to July 2, 2011)	4.2	$ 44.20	4.2	$ 726

July 2011 (July 3, 2011 to July 30, 2011)	0.7	$ 49.87	0.7	$ 688

Total	6.5	$ 45.38	6.5

1In August 2010, our Board of Directors authorized a program (the “2010 Program”) to repurchase up to $500 of our outstanding common stock, through January 28, 2012. In   May 2011, our Board of Directors authorized a new program (the “2011 Program”) to repurchase up to $750 of our outstanding common stock, through February 2, 2013, in   addition to the remaining amount available for repurchase under the 2010 Program. For the six months ended July 30, 2011, we repurchased 10.4 shares of our common stock   for an aggregate purchase price of $473, and had $688 in remaining share repurchase capacity. The actual number and timing of future share repurchases, if any, will be subject   to market and economic conditions.

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
(Registrant)

/s/ Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: September 7, 2011

30 of 31

NORDSTROM, INC.

Index to Exhibits

Exhibit		Method of Filing

10.1	Revolving Credit Facility Agreement dated June 23, 2011, between Registrant and each of the initial lenders named therein as Lenders; Bank of America Merrill Lynch, as Administrative Agent; Wells Fargo Bank, N.A., as Syndication Agent; and RBS Citizens, N.A. and U.S. Bank, National Association, as Documentation Agents.	Incorporated by reference from the Registrant’s Form 8-K filed on June 23, 2011, Exhibit 10.1

31.1	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Furnished herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith electronically

31 of 31