Form 10-Q
period 2011-10-29
NORDSTROM INC
filed 2011-12-07
CIK 72333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-15059

NORDSTROM, INC.

(Exact name of registrant as specified in its charter)

Washington	91-0515058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1617 Sixth Avenue, Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)

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

YES ☐ NO ☑

Common stock outstanding as of December 2, 2011: 209,424,143 shares of common stock

1 of 31

NORDSTROM, INC.

2 of 31

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

NORDSTROM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions except per share amounts)

(Unaudited)

	Quarter Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net sales	$2,383	$2,087	$7,328	$6,494
Credit card revenues	95	95	283	290

Total revenues	2,478	2,182	7,611	6,784
Cost of sales and related buying and occupancy costs	(1,511)	(1,331)	(4,619)	(4,139)
Selling, general and administrative expenses:
Retail	(670)	(569)	(1,989)	(1,715)
Credit	(57)	(61)	(171)	(218)

Earnings before interest and income taxes	240	221	832	712
Interest expense, net	(31)	(31)	(92)	(94)

Earnings before income taxes	209	190	740	618
Income tax expense	(82)	(71)	(293)	(237)

Net earnings	$127	$119	$447	$381

Earnings per share:
Basic	$0.60	$0.54	$2.08	$1.74
Diluted	$0.59	$0.53	$2.04	$1.71

Weighted average shares outstanding:
Basic	210.9	219.0	215.3	218.9
Diluted	215.0	222.5	219.6	222.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 31

NORDSTROM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions)

(Unaudited)

	October 29, 2011	January 29, 2011	October 30, 2010
Assets
Current assets:
Cash and cash equivalents	$ 1,457	$ 1,506	$ 1,046
Accounts receivable, net	1,995	2,026	2,015
Merchandise inventories	1,507	977	1,307
Current deferred tax assets, net	216	236	238
Prepaid expenses and other	147	79	120

Total current assets	5,322	4,824	4,726

Land, buildings and equipment (net of accumulated depreciation of $3,769, $3,520 and $3,451)	2,471	2,318	2,300
Goodwill	200	53	53
Other assets	346	267	303

Total assets	$ 8,339	$ 7,462	$ 7,382

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$ 1,256	$ 846	$ 1,054
Accrued salaries, wages and related benefits	327	375	296
Other current liabilities	698	652	587
Current portion of long-term debt	506	6	6

Total current liabilities	2,787	1,879	1,943

Long-term debt, net	2,810	2,775	2,806
Deferred property incentives, net	511	495	496
Other liabilities	335	292	266

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 210.1, 218.0 and 218.6 shares issued and outstanding	1,436	1,168	1,138
Retained earnings	487	882	752
Accumulated other comprehensive loss	(27)	(29)	(19)

Total shareholders’ equity	1,896	2,021	1,871

Total liabilities and shareholders’ equity	$ 8,339	$ 7,462	$ 7,382

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 31

NORDSTROM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in millions except per share amounts)

(Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total

Balance at January 29, 2011	218.0	$ 1,168	$ 882	$ (29)	$ 2,021

Net earnings	—	—	447	—	447
Other comprehensive earnings, net of tax	—	—	—	2	2

Comprehensive net earnings					449
Dividends ($0.69 per share)	—	—	(149)	—	(149)
Issuance of common stock for HauteLook acquisition	3.5	148	—	—	148
Issuance of common stock under stock compensation plans	2.9	86	—	—	86
Stock-based compensation	0.9	34	—	—	34
Repurchase of common stock	(15.2)	—	(693)	—	(693)

Balance at October 29, 2011	210.1	$ 1,436	$ 487	$ (27)	$ 1,896

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total

Balance at January 30, 2010	217.7	$ 1,066	$ 525	$ (19)	$ 1,572

Net earnings	—	—	381	—	381
Other comprehensive earnings, net of tax	—	—	—	—	—

Comprehensive net earnings					381
Dividends ($0.56 per share)	—	—	(123)	—	(123)
Issuance of common stock under stock compensation plans	1.8	46	—	—	46
Stock-based compensation	—	26	—	—	26
Repurchase of common stock	(0.9)	—	(31)	—	(31)

Balance at October 30, 2010	218.6	$ 1,138	$ 752	$ (19)	$ 1,871

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 31

NORDSTROM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine Months Ended
	October 29, 2011	October 30, 2010
Operating Activities
Net earnings	$447	$381
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses	273	244
Amortization of deferred property incentives and other, net	(41)	(40)
Deferred income taxes, net	18	(16)
Stock-based compensation expense	42	29
Tax benefit from stock-based compensation	17	10
Excess tax benefit from stock-based compensation	(19)	(10)
Provision for bad debt expense	82	125
Change in operating assets and liabilities:
Accounts receivable	(56)	(46)
Merchandise inventories	(444)	(362)
Prepaid expenses and other assets	(62)	(36)
Accounts payable	331	267
Accrued salaries, wages and related benefits	(53)	(40)
Other current liabilities	30	(20)
Deferred property incentives	61	77
Other liabilities	2	(2)

Net cash provided by operating activities	628	561

Investing Activities
Capital expenditures	(398)	(295)
Change in credit card receivables originated at third parties	10	(59)
Other, net	(3)	4

Net cash used in investing activities	(391)	(350)

Financing Activities
Proceeds from long-term borrowings, net of discounts	499	498
Principal payments on long-term borrowings	(5)	(354)
(Decrease) increase in cash book overdrafts	(20)	2
Cash dividends paid	(149)	(123)
Payments for repurchase of common stock	(693)	(31)
Proceeds from exercise of stock options	55	23
Proceeds from employee stock purchase plan	14	13
Excess tax benefit from stock-based compensation	19	10
Other, net	(6)	2

Net cash (used in) provided by financing activities	(286)	40

Net (decrease) increase in cash and cash equivalents	(49)	251
Cash and cash equivalents at beginning of period	1,506	795

Cash and cash equivalents at end of period	$1,457	$1,046

Supplemental Cash Flow Information
Cash paid during the period for:
Interest (net of capitalized interest)	$73	$69
Income taxes	$340	$335

Non-cash investing activity:
Issuance of common stock for HauteLook acquisition	$148	$—

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

The condensed consolidated financial statements as of and for the periods ended October 29, 2011 and October 30, 2010 are unaudited. The condensed consolidated balance sheet as of January 29, 2011 has been derived from the audited consolidated financial statements included in our 2010 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read together with the consolidated financial statements and related footnote disclosures contained in our 2010 Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU clarifies existing guidance on whether a loan modification constitutes a troubled debt restructuring (“TDR”) for accounting purposes, and requires certain disclosures related to TDRs. The provisions of this ASU, which are effective with this quarterly report for the period ended October 29, 2011, did not have a material impact on our consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This ASU amends existing presentation and disclosure requirements concerning comprehensive income, most significantly by requiring that comprehensive income be presented with net income in a continuous financial statement, or in a separate but consecutive financial statement. The provisions of this ASU, which are currently effective for us beginning with the first quarter of 2012, will result in changes to the presentation of comprehensive net earnings in our consolidated financial statements, but will have no effect on the calculation of net earnings, comprehensive net earnings or earnings per share.

In September 2011, the FASB issued ASU No. 2011-08, Testing for Goodwill Impairment. This ASU amends existing guidance by permitting an entity to first assess qualitative factors before calculating the fair value of a reporting unit in the two-step goodwill impairment test described in Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other. If it is determined that it is more likely than not that the fair value of a reporting unit is not less than its carrying amount, further testing is not needed. We do not expect the provisions of this ASU, which are effective for us beginning with the first quarter of 2012, to have a material impact on our consolidated financial statements.

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

HauteLook’s results of operations are included in our consolidated results from the acquisition date, and were not material to our consolidated results for the quarter and nine months ended October 29, 2011. We have not presented pro forma results of operations for periods prior to the acquisition because HauteLook’s results of operations were not material to our consolidated results for any previous period.

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

The $153 upfront component of the purchase price consisted of 3.5 shares of Nordstrom common stock at a closing stock price of $42 per share on the acquisition date. Earn-out payments will range from $0 to $90, also in Nordstrom common stock, with amounts attributable to the purchase price ranging from $0 to $75 and to post-acquisition compensation of $0 to $15. We estimated the $42 acquisition-date fair value of the earn-out attributable to the purchase price using a valuation model, and recorded this amount in other liabilities on our condensed consolidated balance sheet. As of October 29, 2011, the estimated fair value was $39 (see Note 5: Fair Value Measurements). We will adjust the recorded earn-out obligation on a quarterly basis to the extent our projections change based on HauteLook’s actual performance or other factors, with a corresponding charge to expense or credit to income. If HauteLook achieves the maximum performance thresholds, we will incur additional expense of $36 through 2013 associated with adjustments to the recorded earn-out obligation, compared with $39 of income if the minimum targets are not met.

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

8 of 31

NORDSTROM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in millions except per share and per option amounts)

(Unaudited)

NOTE 3: ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows:

	October 29, 2011	January 29, 2011	October 30, 2010
Credit card receivables:
Nordstrom VISA credit card receivables	$ 1,344	$ 1,431	$ 1,450
Nordstrom private label card receivables	691	672	652

Total credit card receivables	2,035	2,103	2,102
Allowance for credit losses	(125)	(145)	(160)

Credit card receivables, net	1,910	1,958	1,942
Other accounts receivable	85	68	73

Accounts receivable, net	$ 1,995	$ 2,026	$ 2,015

Other accounts receivable consist primarily of credit and debit card receivables due from third-party financial institutions.

Activity in the allowance for credit losses for the quarter and nine months ended October 29, 2011 and October 30, 2010 is as follows:

	Quarter Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Allowance at beginning of period	$ 125	$ 175	$ 145	$ 190
Bad debt provision	31	28	82	125
Write-offs	(37)	(48)	(119)	(168)
Recoveries	6	5	17	13

Allowance at end of period	$ 125	$ 160	$ 125	$ 160

For purposes of determining impairment and recording the associated allowance for credit losses, we evaluate our credit card receivables on a collective basis as they are composed of large groups of smaller-balance homogeneous loans and, therefore, are not individually evaluated for impairment.

Under certain circumstances, we may make modifications to payment terms for a customer experiencing financial difficulties in an effort to help the customer avoid bankruptcy and to maximize our recovery of the outstanding balance. These modifications, which meet the definition of troubled debt restructurings (“TDRs”), include reduced or waived fees and finance charges, and/or minimum payments. Receivables classified as TDRs were $62, or 3.1% of our total credit card receivables as of October 29, 2011, $56, or 2.7% of our total credit card receivables as of January 29, 2011 and $54, or 2.6% of our total credit card receivables as of October 30, 2010. As with other aged receivables in our portfolio, the allowance for credit losses related to receivables classified as TDRs is primarily based on our historical aging and delinquency trends and write-off experience, with qualitative consideration of factors affecting the credit quality of our portfolio, including amounts of and trends in TDRs.

Credit Quality

The primary indicators of the credit quality of our credit card receivables are aging and delinquency, particularly the levels of account balances delinquent 30 days or more as these are the accounts most likely to be written off. The following table illustrates the aging and delinquency status of our credit card receivables:

	October 29, 2011		January 29, 2011		October 30, 2010
	Balance	% of Total	Balance	% of Total	Balance	% of Total

Current	$1,899	93.3%	$1,942	92.4%	$1,929	91.8%
1 – 29 days delinquent	80	3.9%	97	4.6%	100	4.7%
30+ days delinquent:
30 – 59 days delinquent	21	1.1%	24	1.1%	25	1.2%
60 – 89 days delinquent	15	0.7%	17	0.8%	19	0.9%
Greater than 90 days delinquent	20	1.0%	23	1.1%	29	1.4%

Total 30+ days delinquent	$56	2.8%	$64	3.0%	$73	3.5%

Total credit card receivables	$2,035	100.0%	$2,103	100.0%	$2,102	100.0%

Receivables not accruing finance charges	$18		$14		$29
Receivables greater than 90 days delinquent and still accruing finance charges	$11		$21		$13

9 of 31

NORDSTROM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in millions except per share and per option amounts)

(Unaudited)

NOTE 3: ACCOUNTS RECEIVABLE (CONTINUED)

We also evaluate credit quality using FICO credit scores. The following table illustrates the distribution of our credit card receivables across FICO score ranges:

	October 29, 2011		January 29, 2011		October 30, 2010
FICO Score Range[1]	Balance	% of Total	Balance	% of Total	Balance	% of Total

801+	$331	16.3%	$314	14.9%	$332	15.8%
720 – 800	728	35.7%	731	34.8%	729	34.7%
660 – 719	545	26.8%	558	26.5%	550	26.1%
600 – 659	253	12.4%	274	13.0%	268	12.8%
001 – 599	115	5.7%	155	7.4%	161	7.7%
Other[2]	63	3.1%	71	3.4%	62	2.9%

Total credit card receivables	$2,035	100.0%	$2,103	100.0%	$2,102	100.0%

1Credit scores for our cardholders are typically updated at least every 60 days. Amounts listed in the table reflect the most recently obtained credit scores as of the dates indicated.

2Other consists of amounts not yet posted to customers’ accounts and receivables from customers for whom FICO scores are temporarily unavailable.

NOTE 4: DEBT AND CREDIT FACILITIES

Debt

A summary of our long-term debt is as follows:

	October 29, 2011	January 29, 2011	October 30, 2010
Secured
Series 2007-2 Class A Notes, one-month LIBOR plus 0.06% per year, due April 2012	$454	$454	$454
Series 2007-2 Class B Notes, one-month LIBOR plus 0.18% per year, due April 2012	46	46	46
Mortgage payable, 7.68%, due April 2020	52	55	57
Other	13	14	13

	565	569	570
Unsecured
Senior notes, 6.75%, due June 2014, net of unamortized discount	399	399	399
Senior notes, 6.25%, due January 2018, net of unamortized discount	648	647	647
Senior notes, 4.75%, due May 2020, net of unamortized discount	498	498	498
Senior notes, 4.00%, due October 2021, net of unamortized discount	499	—	—
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 7.00%, due January 2038, net of unamortized discount	343	343	343
Other	64	25	55

	2,751	2,212	2,242

Total long-term debt	3,316	2,781	2,812
Less: current portion	(506)	(6)	(6)

Total due beyond one year	$2,810	$2,775	$2,806

10 of 31

NORDSTROM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in millions except per share and per option amounts)

(Unaudited)

NOTE 4: DEBT AND CREDIT FACILITIES (CONTINUED)

On October 5, 2011, we issued $500 of senior unsecured notes at 4.00%, due October 15, 2021. After deducting the original issue discount of $1, net proceeds from the offering were $499. We intend to use the net proceeds from the issuance of the notes for general corporate purposes.

Our interest rate swap agreements (collectively, the “swap”), which have a $650 notional amount maturing in 2018, are intended to hedge the exposure of changes in the fair value of our fixed-rate senior notes due in 2018 from interest rate risk. Under the swap, we receive a fixed rate of 6.25% and pay a variable rate based on one-month LIBOR plus a margin of 2.9% (3.1% at October 29, 2011). The swap is designated as a fully effective fair value hedge. As such, the interest rate swap fair value is included in other assets or other liabilities on our condensed consolidated balance sheet, with an offsetting adjustment to the carrying value of our long-term debt (included in other unsecured debt in the table above). See Note 5: Fair Value Measurements for additional information about our swap.

On November 22, 2011, we issued $325 Series 2011-1 Class A Notes at 2.28%, due October 17, 2016. The notes are secured by a portion of our credit card receivables. We intend to use the net proceeds from the issuance of the notes for general corporate purposes.

Credit Facilities

On June 23, 2011, we entered into a new unsecured revolving credit facility (“revolver”) with a capacity of $600, which is scheduled to expire in June 2016. This revolver replaced our previous $650 unsecured line of credit which was scheduled to expire in August 2012. Under the terms of the revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes, including liquidity support for our commercial paper program. We have the option to increase the revolving commitment by up to $100, to a total of $700, provided that we obtain written consent from the lenders.

The revolver requires that we maintain a leverage ratio, defined as Adjusted Debt to Earnings before Interest, Income Taxes, Depreciation, Amortization and Rent (“EBITDAR”), of less than four times. As of October 29, 2011, we were in compliance with this covenant.

As of October 29, 2011, we had total short-term borrowing capacity available for general corporate purposes of $900. Of the total capacity, we had $600 under our commercial paper program, which is backed by our revolver expiring June 2016, and $300 under our Variable Funding Note facility (“2007-A VFN”) that expires in January 2012. As of October 29, 2011, we had no issuances under our commercial paper program and no borrowings under our revolver or our 2007-A VFN.

NOTE 5: FAIR VALUE MEASUREMENTS

The following table presents our financial assets and liabilities that are measured at fair value in our condensed consolidated balance sheets on a recurring basis, by level within the fair value hierarchy as defined by applicable accounting standards:

	Fair Value Hierarchy	October 29, 2011	January 29, 2011	October 30, 2010
Assets:
Interest rate swap	Level 2	$64	$25	$55

Liabilities:
HauteLook earn-out liability	Level 3	$39	—	—

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

The following table provides a reconciliation between the beginning and ending balances of our HauteLook earn-out liability for the quarter and nine months ended October 29, 2011:

	Quarter Ended	Nine Months Ended
	October 29, 2011	October 29, 2011
Balance at beginning of period	$44	$—
Acquisition of HauteLook	—	42
Change in fair value of HauteLook earn-out liability[1]	(5)	(3)

Balance at end of period	$39	$39

1Included in Retail selling, general and administrative expenses in the condensed consolidated statement of earnings.

Financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The estimated fair value of our long-term debt, including current maturities and excluding the value of our interest rate swap, was $3,687 as of October 29, 2011, compared with a carrying value of $3,316. We estimated the fair value of long-term debt using quoted market prices of the same or similar issues.

We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily long-lived tangible and intangible assets in connection with periodic evaluations for potential impairment. We recorded no impairment charges for these assets for the nine months ended October 29, 2011 and October 30, 2010.

NOTE 6: CONTINGENT LIABILITIES

We are subject from time to time to various claims and lawsuits arising in the ordinary course of business, including lawsuits alleging violations of state and/or federal wage and hour and other employment laws, privacy and other consumer-based claims. Some of these lawsuits purport or may be determined to be class or collective actions and seek substantial damages or injunctive relief, or both, and some may remain unresolved for several years. We believe the recorded reserves in our condensed consolidated financial statements are adequate in light of the probable and estimable liabilities. As of the date of this report, we do not believe any currently identified claim, proceeding or litigation, either alone or in the aggregate, will have a material impact on our results of operations, financial position or cash flows. Since these matters are subject to inherent uncertainties, our view of them may change in the future.

NOTE 7: SHAREHOLDERS’ EQUITY

In August 2010, our Board of Directors authorized a program (the “2010 Program”) to repurchase up to $500 of our outstanding common stock, through January 28, 2012. In May 2011, our Board of Directors authorized a new program (the “2011 Program”) to repurchase up to $750 of our outstanding common stock, through February 2, 2013, in addition to the remaining amount available for repurchase under the 2010 Program. For the nine months ended October 29, 2011, we repurchased 15.2 shares of our common stock for an aggregate purchase price of $693, and had $468 in remaining share repurchase capacity. The actual number and timing of future share repurchases, if any, will be subject to market and economic conditions.

12 of 31

NORDSTROM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in millions except per share and per option amounts)

(Unaudited)

NOTE 8: STOCK COMPENSATION PLANS

The following table summarizes our stock-based compensation expense:

	Quarter Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Stock options	$8	$8	$26	$25
HauteLook stock compensation	3	—	9	—
Performance share units	3	1	4	2
Employee stock purchase plan	—	—	1	1
Other	—	—	2	1

Total stock-based compensation expense, before income tax benefit	$14	$9	$42	$29
Income tax benefit	(5)	(4)	(16)	(11)

Total stock-based compensation expense, net of income tax benefit	$9	$5	$26	$18

During the nine months ended October 29, 2011 and October 30, 2010, we granted 2.7 and 2.6 options with weighted average grant-date fair values per option of $15 and $13.

As discussed in Note 2: Acquisition, portions of both the upfront and earn-out consideration for our acquisition of HauteLook are payable in Nordstrom stock, subject to ongoing vesting requirements for HauteLook’s employees. These amounts will therefore be recorded as compensation expense as the related service is performed over the respective employee vesting periods of up to four years after the acquisition date (subject also to HauteLook’s financial performance in the case of the earn-out consideration). These shares are not issued from our 2010 Equity Incentive Plan, but rather from our unallocated and unissued shares.

NOTE 9: EARNINGS PER SHARE

The computation of earnings per share is as follows:

	Quarter Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net earnings	$127	$119	$447	$381

Basic shares	210.9	219.0	215.3	218.9
Dilutive effect of stock options and other	4.1	3.5	4.3	3.7

Diluted shares	215.0	222.5	219.6	222.6

Earnings per basic share	$0.60	$0.54	$2.08	$1.74
Earnings per diluted share	$0.59	$0.53	$2.04	$1.71

Anti-dilutive stock options and other	3.8	7.1	4.0	7.0

13 of 31

NORDSTROM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar and share amounts in millions except per share and per option amounts)

(Unaudited)

NOTE 10: SEGMENT REPORTING

The following tables set forth information for our reportable segments:

	Retail	Credit	Corporate/Other	Total
Quarter Ended October 29, 2011
Net sales	$ 2,350	—	$ 33	$ 2,383
Credit card revenues	—	$ 95	—	95
Earnings (loss) before interest and income taxes	307	22	(89)	240
Interest expense, net	—	(2)	(29)	(31)
Earnings (loss) before income taxes	307	20	(118)	209

Quarter Ended October 30, 2010
Net sales	$ 2,051	—	$ 36	$ 2,087
Credit card revenues	—	$ 95	—	95
Earnings (loss) before interest and income taxes	278	21	(78)	221
Interest expense, net	—	(4)	(27)	(31)
Earnings (loss) before income taxes	278	17	(105)	190

Nine Months Ended October 29, 2011
Net sales	$ 7,427	—	$ (99)	$ 7,328
Credit card revenues	—	$ 283	—	283
Earnings (loss) before interest and income taxes	1,061	60	(289)	832
Interest expense, net	—	(9)	(83)	(92)
Earnings (loss) before income taxes	1,061	51	(372)	740
Goodwill	200	—	—	200
Total assets	3,949	2,338	2,052	8,339

Nine Months Ended October 30, 2010
Net sales	$ 6,565	—	$ (71)	$ 6,494
Credit card revenues	—	$ 290	—	290
Earnings (loss) before interest and income taxes	931	25	(244)	712
Interest expense, net	—	(16)	(78)	(94)
Earnings (loss) before income taxes	931	9	(322)	618
Goodwill	53	—	—	53
Total assets	3,319	2,031	2,032	7,382

The following table summarizes net sales within our reportable segments:

	Quarter Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Nordstrom	$ 1,773	$ 1,615	$ 5,825	$ 5,331
Nordstrom Rack	528	427	1,478	1,209
Other retail[1]	49	9	124	25

Total Retail segment	2,350	2,051	7,427	6,565
Corporate/Other	33	36	(99)	(71)

Total net sales	$ 2,383	$ 2,087	$ 7,328	$ 6,494

1Other retail includes our HauteLook online private sale subsidiary, our Jeffrey stores and our treasure&bond store.

14 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollar and share amounts in millions except per share and per square foot amounts)

The following discussion should be read in conjunction with the Management’s Discussion and Analysis section of our 2010 Annual Report on Form 10-K.

CAUTIONARY STATEMENT

Certain statements in this Quarterly Report on Form 10-Q contain or may suggest “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including, but not limited to, anticipated financial results (including, but not limited to, our anticipated total and same-store sales results, credit card revenues, gross profit rate, selling, general and administrative expenses, net interest expense, effective tax rate, earnings per share, operating cash flows and Return on Invested Capital (“ROIC”)), anticipated store openings, capital expenditures, dividend payout, trends in our operations, compliance with debt covenants, outcome of claims and litigation, the anticipated financial performance of HauteLook and the anticipated impact of the HauteLook acquisition on the company’s performance. Such statements are based upon the current beliefs and expectations of the company’s management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including, but not limited to:

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

—	our compliance with employment laws and regulations and other laws and regulations applicable to us,

—	trends in personal bankruptcies and bad debt write-offs,

—	changes in interest rates,

—	efficient and proper allocation of our capital resources,

—	availability and cost of credit,

—	our ability to safeguard our brand and reputation,

—	successful execution of our information technology strategy,

—	weather conditions, natural disasters, health hazards or other market disruptions, or the prospects of these events and the impact on consumer spending patterns,

—	disruptions in our supply chain,

—	the geographic locations of our stores,

—	the effectiveness of planned advertising, marketing and promotional campaigns,

—	our ability to control costs and

—	the timing and amounts of share repurchases by the company, if any, or any share issuances by the company, including issuances associated with option exercises or other matters.

These and other factors, including those factors described in Part I, “Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K and in Part II, “Item 1A. Risk Factors” on page 29 of this report, could affect our financial results and cause actual results to differ materially from any forward-looking information we may provide. We undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.

15 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

OVERVIEW

Our third quarter results continued the performance from the first half of 2011, with eight consecutive quarters of total company same-store sales increases and double-digit increases in total sales. This is a result of consistent execution across all channels, providing compelling new fashion to our customers, and efforts to improve the customer experience in our stores and online.

We believe there is significant potential to drive additional sales volume and achieve profitable growth by improving the customer experience across all channels. As customers’ expectations broaden with greater emphasis on speed and convenience, we are increasing our investments in e-commerce to better respond to how customers want to shop. Our online channel continues to be the fastest growing part of our business, and during the quarter we began offering free standard shipping and returns for online purchases. We believe this change makes it easier and more convenient to shop with us. Our combined efforts to enhance the online experience led to meaningful growth in our online sales in the third quarter.

Our strong financial position enables us to continue to make these investments while also growing our business through new stores, remodels and other initiatives. During the first nine months of 2011, we opened three Nordstrom full-line stores, eighteen Nordstrom Rack stores and relocated two Nordstrom Rack stores. We also opened a philanthropic store in New York called treasure&bond, and acquired HauteLook, a leader in the online private sale marketplace. We believe this acquisition will help us further develop our mobile and e-commerce capabilities and enable us to participate in the fast-growing private sales channel.

Our increased investments in e-commerce and technology are part of what will enable us to achieve our overall goals of mid-to-high single-digit total sales growth and mid-teens Return on Invested Capital (“ROIC”). As we make these investments to enhance the customer experience, we expect that the increased spending on e-commerce and technology will flow through our expenses at a faster pace than other investments in previous years. These investments are important to our ability to evolve with customers and achieve our long-term growth plans.

Our credit business continues to contribute to an improved customer experience and to our overall performance. In September, our Fashion Rewards customer event drove significant incremental sales compared to the same event in the prior year. For the third quarter of 2011, Fashion Rewards sales increased 22% compared with the same period last year. Fashion Rewards continue to grow and is an important part of our loyalty strategy, as members shop more frequently and spend more with us on average than non-members. Our key credit metrics of delinquency, write-off and payment rates continue to improve, although at a moderating pace in comparison to previous quarters.

We remain focused on our goal of improving customer service and providing a superior shopping experience. We believe our customer-focused strategy allows us to execute our current operating plans across all channels while targeting investments in e-commerce and technology to sustain long-term profitable growth.

RESULTS OF OPERATIONS

Our reportable segments are Retail and Credit. Our Retail segment includes our Nordstrom branded full-line stores and online store, our Nordstrom Rack stores, and our other retail channels including HauteLook, our Jeffrey stores and our treasure&bond store. For purposes of discussion and analysis of our results of operations, we combine our Retail segment results with revenues and expenses in the “Corporate/Other” column of our segment reporting footnote (collectively, the “Retail Business”). We analyze our results of operations through earnings before interest and income taxes for our Retail Business and Credit, while interest expense, income taxes and net earnings are discussed on a total company basis.

16 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Retail Business

Summary

The following tables summarize the results of our Retail Business for the quarter and nine months ended October 29, 2011, compared with the quarter and nine months ended October 30, 2010:

	Quarter Ended
	October 29, 2011		October 30, 2010
	Amount	% of net sales	Amount	% of net sales
Net sales	$2,383	100.0%	$2,087	100.0%
Cost of sales and related buying and occupancy costs	(1,495)	(62.7%)	(1,318)	(63.1%)

Gross profit	888	37.3%	769	36.9%
Selling, general and administrative expenses	(670)	(28.1%)	(569)	(27.3%)

Earnings before interest and income taxes	$218	9.1%	$200	9.6%

	Nine Months Ended
	October 29, 2011		October 30, 2010
	Amount	% of net sales	Amount	% of net sales
Net sales	$7,328	100.0%	$6,494	100.0%
Cost of sales and related buying and occupancy costs	(4,567)	(62.3%)	(4,092)	(63.0%)

Gross profit	2,761	37.7%	2,402	37.0%
Selling, general and administrative expenses	(1,989)	(27.1%)	(1,715)	(26.4%)

Earnings before interest and income taxes	$772	10.5%	$687	10.6%

Retail Business Net Sales

	Quarter Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net sales:
Nordstrom	$1,773	$1,615	$5,825	$5,331
Nordstrom Rack	528	427	1,478	1,209
Other retail[1]	49	9	124	25

Total Retail segment sales	2,350	2,051	7,427	6,565
Corporate/Other	33	36	(99)	(71)

Total net sales	$2,383	$2,087	$7,328	$6,494

Net sales increase	14.2%	11.7%	12.8%	13.5%

Same-store sales increase (decrease) by channel:
Nordstrom	8.5%	7.3%	8.1%	10.2%
Nordstrom Rack	6.8%	(2.2%)	4.3%	(0.4%)

Total	7.9%	5.8%	7.2%	8.6%

Sales per square foot	$98	$88	$303	$279

1Other retail includes our HauteLook online private sale subsidiary, our Jeffrey stores and our treasure&bond store.

Total net sales increased 14.2% for the quarter and 12.8% for the nine months ended October 29, 2011, compared with the same periods in the prior year. Overall same-store sales increased 7.9% for the quarter and 7.2% for the nine months ended October 29, 2011. During the nine months ended October 29, 2011, we opened three Nordstrom full-line stores, eighteen Nordstrom Rack stores and one treasure&bond store, relocated two Nordstrom Rack stores and acquired HauteLook.

17 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Nordstrom net sales for the third quarter of 2011 were $1,773, an increase of 9.8% compared with the same period in 2010, while net sales of $5,825 for the nine months ended October 29, 2011, increased 9.3% compared with the same period in 2010. Nordstrom same-store sales increased 8.5% for the quarter and 8.1% for the nine months ended October 29, 2011, compared with the same periods in 2010. Both the average selling price and the number of sales transactions increased for the quarter and nine months ended October 29, 2011, compared with the same periods last year. Category highlights for the quarter and nine months ended October 29, 2011, included Designer, Handbags and Dresses. The South and Midwest were the top-performing geographic regions for Nordstrom full-line stores for both the quarter and nine months ended October 29, 2011. The Direct channel continued to show strong sales growth, outpacing the overall Nordstrom increase.

Nordstrom Rack net sales increased $101, or 23.6%, for the quarter and $269, or 22.2%, for the nine months ended October 29, 2011, compared with the same periods in 2010. Same-store sales at Nordstrom Rack increased 6.8% for the quarter and 4.3% for the nine months ended October 29, 2011. Both the average selling price of Nordstrom Rack merchandise and the number of sales transactions increased for the quarter and nine months ended October 29, 2011, compared with the same periods last year.

Retail Business Gross Profit

	Quarter Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Gross profit	$ 888	$ 769	$ 2,761	$ 2,402
Gross profit rate	37.3%	36.9%	37.7%	37.0%

			October 29, 2011	October 30, 2010
Ending inventory per square foot			$ 60.90	$ 54.94
Inventory turnover rate[1]			5.23	5.19

1Inventory turnover rate is calculated as the trailing 12-months cost of sales and related buying and occupancy costs (for all segments) divided by the trailing 4-quarter average   inventory.

Retail gross profit increased $119 for the quarter and $359 for the nine months ended October 29, 2011, compared with the same periods in 2010, due to higher gross margin, partially offset by an increase in occupancy costs for stores opened during 2011 and 2010. Our retail gross profit rate improved 40 basis points for the quarter and 69 basis points for the nine months ended October 29, 2011, compared with the same periods in 2010. The increase was primarily due to leveraging buying and occupancy costs on higher net sales and strength in regular-price selling. These factors were partially offset by reduced shipping revenue associated with the introduction of free standard shipping and free returns for online purchases in the third quarter.

Our inventory turnover rate increased to 5.23 times for the nine months ended October 29, 2011, from 5.19 times for the same period in the prior year. We ended the quarter with a 10.8% increase in inventory per square foot on a 10.4% increase in sales per square foot, compared with the third quarter of 2010. This reflects a widening selection in our online merchandise offering to better serve our online customers as well as the timing of a seasonal buildup in our store inventory.

Retail Business Selling, General and Administrative Expenses

	Quarter Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Selling, general and administrative expenses	$ 670	$ 569	$ 1,989	$ 1,715
Selling, general and administrative expense rate	28.1%	27.3%	27.1%	26.4%
Selling, general and administrative expense per square foot	$ 28	$ 24	$ 82	$ 74

Our Retail selling, general and administrative expenses (“Retail SG&A”) increased $101 for the quarter and $274 for the nine months ended October 29, 2011, compared with the same periods in 2010. The increase was driven by higher sales volume and the opening of 23 stores since the third quarter of 2010. It also reflects investments to improve the shopping experience across channels and specifically to grow our e-commerce business, and includes HauteLook operating and purchase accounting expenses as well as planned increases in marketing and technology spend.

18 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Our Retail SG&A rate increased 87 basis points for the quarter, compared with the same period in the prior year, driven primarily by the investments to grow our e-commerce business discussed above. Our Retail SG&A rate increased 74 basis points for the nine months ended October 29, 2011, compared with the same period last year, primarily due to HauteLook expenses.

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

	Quarter Ended October 29, 2011		Quarter Ended October 30, 2010
	Amount	Annualized % of average credit card receivables	Amount	Annualized % of average credit card receivables
Credit card revenues	$ 95	18.7%	$ 95	18.4%
Interest expense	(2)	(0.6%)	(4)	(0.9%)

Net credit card income	93	18.1%	91	17.5%
Cost of sales and related buying and occupancy costs – loyalty program	(16)	(3.2%)	(13)	(2.7%)
Selling, general and administrative expenses	(57)	(11.1%)	(61)	(11.5%)

Total expense	(73)	(14.2%)	(74)	(14.2%)

Credit segment earnings before income taxes, as presented in segment disclosure	20	3.9%	17	3.3%

Intercompany merchant fees	14	2.9%	12	2.3%

Credit segment contribution, before income taxes	$ 34	6.7%	$ 29	5.6%

Credit and debit card volume:
Outside	$ 1,015		$ 947
Inside	735		607

Total volume	$ 1,750		$ 1,554

Average credit card receivables	$ 2,036		$ 2,085
Average credit card receivable investment (assuming 80% of accounts receivable is funded with debt)	$ 407		$ 417
Annualized Credit segment contribution, net of tax, as a percentage of average credit card receivable investment	20.5%		17.0%

19 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

	Nine Months Ended October 29, 2011		Nine Months Ended October 30, 2010
	Amount	Annualized % of average credit card receivables	Amount	Annualized % of average credit card receivables
Credit card revenues	$ 283	18.7%	$ 290	18.0%
Interest expense	(9)	(0.6%)	(16)	(1.0%)

Net credit card income	274	18.1%	274	17.0%
Cost of sales and related buying and occupancy costs – loyalty program	(52)	(3.5%)	(47)	(3.0%)
Selling, general and administrative expenses	(171)	(11.3%)	(218)	(13.5%)

Total expense	(223)	(14.7%)	(265)	(16.5%)

Credit segment earnings before income taxes, as presented in segment disclosure	51	3.4%	9	0.5%

Intercompany merchant fees	50	3.3%	41	2.5%

Credit segment contribution, before income taxes	$ 101	6.7%	$ 50	3.1%

Credit and debit card volume:
Outside	$ 3,035		$ 2,828
Inside	2,512		2,069

Total volume	$ 5,547		$ 4,897

Average credit card receivables	$ 2,019		$ 2,146
Average credit card receivable investment (assuming 80% of accounts receivable is funded with debt)	$ 404		$ 412
Annualized Credit segment contribution, net of tax, as a percentage of average credit card receivable investment	20.1%		9.8%

Credit Card Revenues

	Quarter Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Finance charge revenue	$63	$66	$188	$198
Interchange – third party	20	19	60	56
Late fees and other revenue	12	10	35	36

Total credit card revenues	$95	$95	$283	$290

Credit card revenues include finance charges, interchange fees, late fees and other revenues. Finance charges represent interest earned on unpaid balances while late fees are assessed when cardholders pay less than their minimum balance by the payment due date. Interchange fees are earned from the use of Nordstrom VISA credit cards at merchants outside of Nordstrom.

Although total volume increased for the nine months ended October 29, 2011, compared with the same period in the prior year, the continued improvement in customer payment rates led to lower revolving balances and reduced delinquencies. These factors resulted in a decrease in credit card revenues for the nine months ended October 29, 2011.

Credit Segment Interest Expense

Interest expense decreased to $2 for the quarter and $9 for the nine months ended October 29, 2011, from $4 for the quarter and $16 for the nine months ended October 30, 2010, due to lower average interest rates applicable to the Credit segment.

Credit Segment Cost of Sales and Related Buying and Occupancy Costs

Cost of sales and related buying and occupancy costs, which includes the estimated cost of Nordstrom Notes that will be issued and redeemed under our Fashion Rewards program, increased $3 for the quarter and $5 for the nine months ended October 29, 2011, compared with the same periods in the prior year. The increases were due to additional expenses related to the Fashion Rewards program as a result of increased use of Nordstrom credit cards and higher new account volume. We provide these benefits to our customers as participation in the Fashion Rewards program generates enhanced customer loyalty and incremental sales in our stores.

20 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Segment Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Credit segment (“Credit SG&A”) are summarized in the following table:

	Quarter Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Operational and marketing expenses	$ 26	$ 33	$ 89	$ 93
Bad debt provision	31	28	82	125

Total Credit selling, general and administrative expenses	$ 57	$ 61	$ 171	$ 218

Total Credit SG&A expenses decreased $4 for the quarter ended October 29, 2011, compared with the same period in the prior year, due to changes in our Fashion Rewards program. Total Credit SG&A expenses decreased $47 for the nine months ended October 29, 2011, compared with the same period in the prior year, due primarily to lower bad debt expense, which reflects continued improvements in our credit trends.

Allowance for Credit Losses and Credit Trends

As a result of the improvements in our delinquency and write-off results, we reduced our allowance for credit losses by $20 during the nine months ended October 29, 2011. The following table summarizes activity in the allowance for credit losses:

	Quarter Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Allowance at beginning of period	$ 125	$ 175	$ 145	$ 190
Bad debt provision	31	28	82	125
Write-offs	(37)	(48)	(119)	(168)
Recoveries	6	5	17	13

Allowance at end of period	$ 125	$ 160	$ 125	$ 160

Annualized net write-offs as a percentage of average credit card receivables	5.8%	8.2%	6.6%	10.0%

			October 29, 2011	October 30, 2010
Balances 30+ days delinquent as a percentage of ending credit card receivables			2.8%	3.5%
Allowance as a percentage of ending credit card receivables			6.2%	7.6%

Total Company Results

Interest Expense, Net

Interest expense, net for the quarter and nine months ended October 29, 2011 was relatively flat, compared with the same periods in the prior year, due to lower average interest rates, partially offset by increased debt balances.

Income Tax Expense

	Quarter Ended		Nine Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Income tax expense	$ 82	$ 71	$ 293	$ 237
Effective tax rate	39.1%	37.6%	39.6%	38.3%

The effective tax rate for the quarter and nine months ended October 29, 2011, increased compared with the same periods in the prior year, primarily due to the accrual of tax and interest to settle a state tax liability.

21 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Fiscal 2011 Outlook

Our expectations for fiscal 2011 are as follows:

Same-store sales[1]	Approximately 6% increase
Credit card revenues	$5 to $10 decrease
Gross profit rate[2]	45 to 55 basis point increase
Selling, general and administrative expenses:
Retail[3]	$360 to $370 increase
Credit	$35 to $40 decrease
Interest expense, net	$0 to $5 increase
Effective tax rate	39.4%
Earnings per diluted share	$3.05 to $3.10
Diluted shares outstanding	218.1

1HauteLook sales are not included in same-store sales.

2Includes both our Retail gross profit and the cost of our loyalty program, which is recorded in our Credit segment, as a percentage of net sales.

3Expected Retail SG&A expenses include approximately $110 of operating expenses and purchase accounting charges associated with the HauteLook acquisition.

22 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Return on Invested Capital (“ROIC”) (Non-GAAP financial measure)

We define ROIC as follows:

ROIC =	Net Operating Profit after Taxes
Average Invested Capital

We believe that ROIC is a useful financial measure for investors in evaluating our operating performance. When analyzed in conjunction with our net earnings and total assets and compared with return on assets (net earnings divided by average total assets), it provides investors with a useful tool to evaluate our ongoing operations and our management of assets from period to period. ROIC is one of our key financial metrics, and we also incorporate it into our executive incentive measures. We believe that overall performance as measured by ROIC correlates directly to shareholders’ return over the long term. For the 12 fiscal months ended October 29, 2011, our ROIC increased to 13.7% compared with 12.9% for the 12 fiscal months ended October 30, 2010. ROIC is not a measure of financial performance under GAAP, should not be considered a substitute for return on assets, net earnings or total assets as determined in accordance with GAAP, and may not be comparable with similarly titled measures reported by other companies. The closest measure calculated using GAAP amounts is return on assets, which increased to 8.9% from 8.0% for the 12 fiscal months ended October 29, 2011, compared with the 12 fiscal months ended October 30, 2010. The following is a comparison of return on assets to ROIC:

	12 Fiscal Months Ended
	October 29, 2011	October 30, 2010
Net earnings	$679	$553
Add: income tax expense	434	342
Add: interest expense	127	128

Earnings before interest and income tax expense	1,240	1,023

Add: rent expense	73	58
Less: estimated depreciation on capitalized operating leases[1]	(39)	(31)

Net operating profit	1,274	1,050

Estimated income tax expense[2]	(497)	(401)

Net operating profit after tax	$777	$649

Average total assets[3]	$7,624	$6,894
Less: average non-interest bearing current liabilities[4]	(1,982)	(1,770)
Less: average deferred property incentives[3]	(503)	(480)
Add: average estimated asset base of capitalized operating leases[5]	525	386

Average invested capital	$5,664	$5,030

Return on assets	8.9%	8.0%
ROIC	13.7%	12.9%

1Capitalized operating leases is our best estimate of the asset base we would record for our operating leases as if we had classified them as capital or purchased the property.

  Asset base is calculated as described in footnote 5 below.

2Based upon our effective tax rate multiplied by the net operating profit for the 12 fiscal months ended October 29, 2011 and October 30, 2010.

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

For the nine months ended October 29, 2011, cash and cash equivalents decreased by $49 to $1,457, primarily due to payments for repurchases of common stock of $693, capital expenditures of $398 and cash dividends paid of $149. These decreases were partially offset by cash provided by operations of $628 and net proceeds from long-term borrowings of $499.

Operating Activities

Net cash provided by operating activities increased $67 for the nine months ended October 29, 2011, compared with the same period in 2010, due primarily to earnings growth.

Investing Activities

Net cash used in investing activities increased to $391 for the nine months ended October 29, 2011, from $350 for the nine months ended October 30, 2010.

Capital expenditures increased from $295 for the nine months ended October 30, 2010 to $398 for the nine months ended October 29, 2011. The increase was primarily due to increased e-commerce and technology investments, as well as the timing of store openings. For example, these investments included in-store improvements such as Wi-Fi availability for our customers in all of our Nordstrom full-line stores and mobile point-of-sale devices for our salespeople.

Net cash from customers using their Nordstrom VISA credit cards for merchandise and services outside of Nordstrom stores increased to a $10 cash inflow for the nine months ended October 29, 2011, compared with a $59 outflow for the nine months ended October 30, 2010. The increase in cash inflows from credit card receivables originated at third parties was primarily a result of improved customer payment rates and a decrease in write-offs.

Financing Activities

Net cash used in financing activities was $286 for the nine months ended October 29, 2011, compared with net cash provided of $40 for the nine months ended October 30, 2010.

The difference was primarily due to $693 in payments for repurchases of common stock for the nine months ended October 29, 2011, compared with $31 for the nine months ended October 30, 2010. The increase in cash used was partially offset by an increase in net proceeds from long-term borrowings.

During the first nine months of 2011, we issued $500 of senior unsecured notes at 4.00%, due October 2021. Net proceeds from the offering were $499. During the first nine months of 2010, we received $498 in proceeds from long-term borrowings, partially offset by payments of $350 to retire securitized notes.

On November 22, 2011, we issued $325 Series 2011-1 Class A Notes at 2.28%, due October 17, 2016. The notes are secured by a portion of our credit card receivables. We intend to use the net proceeds from the issuance of the notes for general corporate purposes.

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

To compensate for these limitations, we analyze Free Cash Flow in conjunction with other GAAP financial and performance measures impacting liquidity, including operating cash flows. The closest GAAP measure calculated using GAAP amounts is net cash provided by operating activities, which was $628 and $561 for the nine months ended October 29, 2011 and October 30, 2010. The following is a reconciliation of our net cash provided by operating activities and Free Cash Flow:

	Nine Months Ended
	October 29, 2011	October 30, 2010
Net cash provided by operating activities	$628	$561
Less: capital expenditures	(398)	(295)
Less: cash dividends paid	(149)	(123)
Add (Less): change in credit card receivables originated at third parties	10	(59)
(Less) Add: change in cash book overdrafts	(20)	2

Free Cash Flow	$71	$86

Net cash used in investing activities	$(391)	$(350)
Net cash (used in) provided by financing activities	$(286)	$40

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

As of October 29, 2011, we had total short-term borrowing capacity available for general corporate purposes of $900. Of the total capacity, we had $600 under our commercial paper program, which is backed by our revolver expiring June 2016, and $300 under our Variable Funding Note facility (“2007-A VFN”) that expires in January 2012. During the nine months ended October 29, 2011, we had no issuances under our commercial paper program and no borrowings under our revolver or our 2007-A VFN.

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

As of October 29, 2011, we were in compliance with this covenant. We will continue to monitor this covenant to ensure that we make any necessary adjustments to our plans and believe that we will remain in compliance with this covenant during 2011.

26 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Adjusted Debt to EBITDAR (Non-GAAP financial measure)

Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our current goal is to manage debt levels to maintain an investment-grade credit rating as well as operate with an efficient capital structure for our size, growth plans and industry. Investment-grade credit ratings are important to maintaining access to a variety of short-term and long-term sources of funding, and we rely on these funding sources to continue to grow our business. We believe a higher ratio, among other factors, could result in rating agency downgrades. In contrast, we believe a lower ratio would result in a higher cost of capital and could negatively impact shareholder returns. As of October 29, 2011 and October 30, 2010, our Adjusted Debt to EBITDAR was 2.3.

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

To compensate for these limitations, we analyze Adjusted Debt to EBITDAR in conjunction with other GAAP financial and performance measures impacting liquidity, including operating cash flows, capital spending and net earnings. The closest measure calculated using GAAP amounts is debt to net earnings, which was 4.9 for the third quarter of 2011 and 5.1 for the third quarter of 2010. The following is a comparison of debt to net earnings and Adjusted Debt to EBITDAR:

	2011[1]	2010[1]
Debt	$3,316	$2,812
Add: rent expense x 8[2]	585	467
Less: fair value of interest rate swaps included in long-term debt	(64)	(55)

Adjusted Debt	$3,837	$3,224

Net earnings	679	553
Add: income tax expense	434	342
Add: interest expense, net	124	128

Earnings before interest and income taxes	1,237	1,023

Add: depreciation and amortization expenses	356	322
Add: rent expense	73	58
Add: non-cash acquisition-related charges	7	—

EBITDAR	$1,673	$1,403

Debt to Net Earnings	4.9	5.1
Adjusted Debt to EBITDAR	2.3	2.3

1The components of Adjusted Debt are as of October 29, 2011 and October 30, 2010, while the components of EBITDAR are for the 12 months ended October 29, 2011 and October 30, 2010.

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

28 of 31

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K. We are updating our risk factors as follows:

Cybersecurity

In light of the increased dependence on digital technologies by public companies and the increasing frequency and severity of cyber incidents, the Securities and Exchange Commission’s Division of Corporation Finance issued “CF Disclosure Guidance: Topic No. 2” on October 13, 2011, providing its views regarding disclosure obligations relating to cybersecurity risks and cyber incidents. As we operate in multiple retail channels and maintain our own credit operations, we are subject to cybersecurity risks and incidents. Our business involves the storage and transmission of customers’ personal information, consumer preferences and credit card information. We also use mobile devices, social networking and other online activities to connect with our customers. While we have implemented measures to prevent security breaches and cyber incidents, our measures may not be effective and any security breaches and cyber incidents could adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchases

(Dollar and share amounts in millions, except per share amounts)

Following is a summary of our third quarter share repurchases:

	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]

August 2011 (July 31, 2011 to August 27, 2011)	0.8	$ 44.37	0.8	$ 653

September 2011 (August 28, 2011 to October 1, 2011)	3.1	$ 45.45	3.1	$ 512

October 2011 (October 2, 2011 to October 29, 2011)	0.9	$ 48.74	0.9	$ 468

Total	4.8	$ 45.89	4.8

1In August 2010, our Board of Directors authorized a program (the “2010 Program”) to repurchase up to $500 of our outstanding common stock, through January 28,
  2012. In May 2011, our Board of Directors authorized a new program (the “2011 Program”) to repurchase up to $750 of our outstanding common stock, through
  February 2, 2013, in addition to the remaining amount available for repurchase under the 2010 Program. For the nine months ended October 29, 2011, we repurchased
  15.2 shares of our common stock for an aggregate purchase price of $693, and had $468 in remaining share repurchase capacity. The actual number and timing of future share repurchases, if any, will be subject to market and economic conditions.

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
(Registrant)

/s/ Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: December 7, 2011

30 of 31

NORDSTROM, INC.

Index to Exhibits

Exhibit		Method of Filing

10.1	Underwriting Agreement dated October 5, 2011, by and among the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as representatives of the several underwriters of the Notes	Incorporated by reference from the Registrant’s Form 8-K filed on October 11, 2011, Exhibit 1.1

10.2	Form of 4.00% Note due 2021	Incorporated by reference from the Registrant’s Form 8-K filed on October 11, 2011, Exhibit 4.1

10.3*	Amendment 2011-1 to the Nordstrom Leadership Separation Plan	Incorporated by reference from the Registrant’s Form 8-K filed on August 25, 2011, Exhibit 10.1

31.1	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Filed herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

*This exhibit is a management contract, compensatory plan or arrangement

31 of 31