Form 10-K
period 2012-01-28
NORDSTROM INC
filed 2012-03-16
CIK 72333

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

As of July 29, 2011 the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $8.9 billion using the closing sales price on that day of $50.16. On March 9, 2012, 207,923,668 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders scheduled to be held on May 9, 2012 are incorporated into Part III.

Nordstrom, Inc. and subsidiaries  1

[This page intentionally left blank.]

Nordstrom, Inc. and subsidiaries  3

PART I

Item 1. Business.

DESCRIPTION OF BUSINESS

Founded in 1901 as a retail shoe business in Seattle, Nordstrom later incorporated in the state of Washington in 1946. We are one of the nation’s leading fashion specialty retailers, with 225 U.S. stores located in 30 states as of March 16, 2012. The west and east coasts of the United States are the areas in which we have the largest presence. We have two reportable segments: Retail and Credit.

As of March 16, 2012, the Retail segment includes our 116 ‘Nordstrom’ branded full-line stores and our online store at www.nordstrom.com, our 105 off-price ‘Nordstrom Rack’ stores and our other retail channels including our online private sale subsidiary ‘HauteLook,’ our two ‘Jeffrey’ boutiques, one philanthropic ‘treasure&bond’ store and one clearance store that operates under the name ‘Last Chance.’ Through these multiple retail channels, we offer our customers a wide selection of high-quality brand name and private label merchandise focused on apparel, shoes, cosmetics and accessories. Our integrated Nordstrom full-line stores and online store allow us to provide our customers with a seamless shopping experience across all channels. Purchases within our stores are primarily fulfilled from that store’s inventory, but may also be shipped to our customers from our fulfillment center in Cedar Rapids, Iowa, or from other Nordstrom full-line stores for inventory unavailable at the original store. Online purchases are primarily shipped to our customers from our Cedar Rapids fulfillment center, but may also be shipped from our Nordstrom full-line stores. Our customers also have the option to pick up online orders in our Nordstrom full-line stores if inventory is available at that location. These capabilities allow us to better serve customers across various channels and improve sales. The Nordstrom Rack stores purchase high-quality name brand merchandise directly from vendors and also serve as outlets for clearance merchandise from our Nordstrom stores. In the first quarter of 2011, we acquired HauteLook, an online private sale retailer offering limited-time sale events on fashion and lifestyle brands. This acquisition enables us to participate in the fast-growing private sale marketplace. See Note 2: HauteLook in Item 8: Financial Statements and Supplementary Data for further discussion. In the third quarter of 2011, we opened treasure&bond, a philanthropic store in New York.

Our Credit segment includes our wholly owned federal savings bank, Nordstrom fsb, through which we provide a private label credit card, two Nordstrom VISA credit cards and a debit card. The credit and debit cards feature a shopping-based loyalty program designed to increase customer visits and spending. Although the primary purpose of our Credit business is to foster greater customer loyalty and drive more sales, we also generate revenues through finance charges and other fees on these cards.

For more information about our business and our reportable segments, see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16: Segment Reporting in Item 8.

FISCAL YEAR

We operate on a 52/53-week fiscal year ending on the Saturday closest to January 31st. References to 2011, 2010 and 2009 relate to the 52-week fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010, respectively. References to 2012 relate to the 53-week fiscal year ending February 2, 2013.

TRADEMARKS

We have 135 trademarks, each of which is the subject of one or more trademark registrations and/or trademark applications. Our most notable trademarks include Nordstrom, Nordstrom Rack, Halogen, Caslon, Classiques Entier and John W. Nordstrom. Each of our trademarks is renewable indefinitely provided that it is still used in commerce at the time of the renewal.

RETURN POLICY

We offer our customers a liberal return policy at our Nordstrom full-line stores and online at www.nordstrom.com. In general, our return policy is considered to be more generous than industry standards. Our Nordstrom Rack stores accept returns up to 30 days from the date of purchase with the original price tag and sales receipt. HauteLook accepts returns of certain specific merchandise categories within 21 days from the date of shipment.

SEASONALITY

Due to our Anniversary Sale in July, the holidays in December and the half-yearly sales that occur in the second and fourth quarters, our sales are typically higher in the second and fourth quarters of the fiscal year than in the first and third quarters. In 2012, our Anniversary Sale will shift to the last week of July and the first week of August, which will move one week of event sales to the third quarter.

INVENTORY

We plan our merchandise purchases and receipts to coincide with expected sales trends. For instance, our merchandise purchases and receipts increase prior to our Anniversary Sale, which has historically extended over the last two weeks of July. As discussed above, in 2012, this will shift to the last week of July and the first week of August. Also, we purchase and receive a larger amount of merchandise in the fall as we prepare for the holiday shopping season (from late November through December). We pay for our merchandise purchases under the terms established with our vendors.

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

COMPETITIVE CONDITIONS

We operate in a highly competitive business environment. We compete with other national, regional and local retailers that may carry similar lines of merchandise, including department stores, specialty stores, off-price stores, boutiques and Internet businesses. Our specific competitors vary from market to market. We believe the keys to competing in our industry include, first and foremost, customer service, the shopping experience across all channels, fashion newness, quality of product, breadth of selection, store environment, convenience and location.

EMPLOYEES

During 2011, we employed approximately 56,500 employees on a full- or part-time basis. Due to the seasonal nature of our business, employment increased to approximately 58,000 employees in July 2011 and 61,500 in December 2011. Substantially all of our employees are non-union. We believe our relationship with our employees is good.

CAUTIONARY STATEMENT

Certain statements in this Annual Report on Form 10-K contain or may suggest “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including, but not limited to, anticipated financial results (such as our anticipated total and same-store sales results, credit card revenues, gross profit rate, selling, general and administrative expenses, net interest expense, effective tax rate, diluted shares outstanding, earnings per diluted share, 53rd week impact to net sales and diluted earnings per share, operating cash flows, dividend payout, Return on Invested Capital (“ROIC”)), anticipated store openings, capital expenditures, trends in our operations, compliance with debt covenants and outcome of claims and litigation. Such statements are based upon the current beliefs and expectations of the company’s management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including, but not limited to:

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
—

the impact of any systems failures, cybersecurity and/or security breaches, including any security breaches that result in the theft, transfer or unauthorized disclosure of customer, employee or company information or our compliance with information security and privacy laws and regulations in the event of such an incident,

—	our compliance with employment laws and regulations and other laws and regulations applicable to us,
—	availability and cost of credit,
—	our ability to safeguard our brand and reputation,
—	successful execution of our information technology strategy,
—	our ability to maintain our relationships with vendors,
—	trends in personal bankruptcies and bad debt write-offs,
—	changes in interest rates,
—	efficient and proper allocation of our capital resources,
—	weather conditions, natural disasters, health hazards or other market disruptions, or the prospects of these events and the impact on consumer spending patterns,
—	disruptions in our supply chain,
—	the geographic locations of our stores,
—	the effectiveness of planned advertising, marketing and promotional campaigns,
—	our ability to control costs, and
—	the timing and amounts of share repurchases by the company, if any, or any share issuances by the company, including issuances associated with option exercises or other matters.

These and other factors could affect our financial results and cause actual results to differ materially from any forward-looking information we may provide. We undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.

SEC FILINGS

We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”). All material we file with the SEC is publicly available at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Nordstrom, Inc. and subsidiaries  5

WEBSITE ACCESS

Our website address is www.nordstrom.com. We make available free of charge on or through our website our annual and quarterly reports on Form 10-K and 10-Q (including related filings in eXtensible Business Reporting Language (“XBRL”) format), current reports on Form 8-K, proxy statements, statements of changes in beneficial ownership of securities on Form 4 and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file the report with or furnish it to the SEC. Interested parties may also access a webcast of quarterly earnings conference calls and other financial events through our website.

CORPORATE GOVERNANCE

We have a long-standing commitment to upholding a high level of ethical standards. In addition, as required by the listing standards of the New York Stock Exchange (“NYSE”) and the rules of the SEC, we have adopted Codes of Business Conduct and Ethics for our employees, officers and directors (“Codes of Ethics”) and Corporate Governance Guidelines. We have posted on our website our Codes of Ethics, our Corporate Governance Guidelines and our Committee Charters for the Audit, Compensation, Corporate Governance and Nominating, and Finance Committees. Any amendments and waivers to these will also be available on our website.

These items are also available in print to any person, without charge, upon request to:

Nordstrom Investor Relations

PO Box 2737

Seattle, Washington 98111-2737

(206) 233-6564

invrelations@nordstrom.com

Item 1A. Risk Factors.

Our business faces many risks. We believe the risks described below outline the items of most concern to us. However, these are not the only risks we face.

ECONOMIC CONDITIONS

We sell high-quality apparel, shoes, cosmetics and accessories, which many consumers consider to be discretionary items. During economic downturns, fewer customers may shop in our stores and on our website, and those who do shop may limit the amount of their purchases, all of which may lead to lower sales, higher markdowns and increased marketing and promotional spending in response to lower demand. Deterioration of economic conditions and consumer confidence may also adversely affect our credit customers’ payment patterns and delinquency rates, increasing our bad debt expense. Some macroeconomic indicators suggest that a modest economic recovery has begun, however key factors such as employment levels, consumer credit and housing market conditions remain weak. A sluggish economic recovery or a renewed downturn could have a significant adverse effect on our business.

IMPACT OF COMPETITIVE MARKET FORCES

The fashion specialty retail industry is highly competitive. We compete with other national, regional, local and online retailers that may carry similar lines of merchandise, including department stores, specialty stores, off-price stores, boutiques and Internet businesses. Online retail shopping is rapidly evolving and we expect competition in the e-commerce market to intensify in the future as the Internet facilitates competitive entry and comparison shopping. If we are unable to remain competitive in the key areas of customer service, the shopping experience across all channels, fashion newness, quality of products, depth of selection, store environment and location, we may lose market share to our competitors and our sales and profitability could suffer.

We believe owning our credit business allows us to fully integrate our loyalty program and drive more sales. Many of our competitors also offer general-purpose credit card products with a variety of loyalty programs. Our Credit segment faces competition from other retailers, large banks and other credit card companies, some of which have substantial financial resources. In addition, there is intense competition for cardholders with “prime” credit ratings who make up a significant portion of our credit portfolio. If we do not effectively anticipate or respond to the competitive banking and credit card environment, we could lose market share to our competitors, which could have an adverse effect on our credit business.

ABILITY TO ANTICIPATE AND RESPOND TO CONSUMER PREFERENCES AND FASHION TRENDS

We strive to ensure the merchandise we offer and our shopping experience, both in store and online, remain current and compelling to our customers. We make decisions regarding inventory purchases well in advance of the season in which it will be sold. Therefore, our ability to predict or respond to constantly changing fashion trends, consumer preferences and spending patterns, and to match our merchandise levels, mix and shopping experience to sales trends and consumer tastes, significantly impacts our sales and operating results. If we do not identify and respond to emerging trends in consumer spending and preferences quickly enough, we may harm our ability to retain our existing customers or attract new customers. If we purchase too much inventory, we may be forced to sell our merchandise at higher average markdown levels and lower average margins, which could harm our business. Conversely, if we fail to purchase enough merchandise, we may lose opportunities for additional sales and damage our relationships with our customers.

GROWTH STRATEGY

Our strategic growth plan focuses on both our stores and on e-commerce. There are risks associated with opening new stores. The availability and cost of suitable locations for our stores depends on a number of factors, including competition from other retailers and businesses, local land use and other regulations, new shopping center construction and developers’ financial condition. New store openings also involve certain risks, including constructing, furnishing and supplying a store in a timely and cost effective manner and accurately assessing the demographic or retail environment for a particular location. Our sales at new, relocated or remodeled stores may not meet our projections, which could adversely affect our return on investment. As part of our growth strategy, we also intend to open stores in new and international markets. Expansion will require management attention and resources and may ultimately be unsuccessful, which could harm our future business development. In addition, competition from strong local competitors, compliance with foreign and local laws and regulatory requirements and potentially unfavorable tax consequences may cause our business to be adversely impacted.

We are also pursuing a heightened focus on technology to enhance our website and mobile capabilities, broaden the selection of our online merchandise offering and improve the speed and quality of our delivery of merchandise to customers. In addition, other growth opportunities may include acquisitions of, or investments in, other businesses, as well as new technologies or other investments to improve the customer shopping experience in our stores and online. If these technologies and investments do not perform as expected, our profitability and growth could be adversely affected.

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

INFORMATION SECURITY AND PRIVACY

The protection of our customer, employee and company data is vitally important to us. As we operate in multiple retail channels and maintain our own credit operations, we are subject to privacy, security and cybersecurity risks and incidents. Our business involves the storage and transmission of customers’ personal information, consumer preferences and credit card information, in addition to employee information and company financial and strategic data. In addition, we use mobile devices, social networking and other online activities to connect with our customers. Some of our critical systems also depend upon third party providers.

As techniques used to obtain unauthorized access, sabotage systems or otherwise attack our services change frequently and often are unforeseen, we may be unable to anticipate these techniques or to implement adequate preventive measures and they may remain undetected for some period. Concurrently, measures that we may take to prevent risks of fraud and breaches of privacy, security and cybersecurity have the potential to harm relations with our customers or decrease activity on our websites by making them more difficult to use or restricting the ability to meet customers’ expectations in terms of shopping experience. Any measures we implement to prevent a security or cybersecurity risk may not be totally effective. In addition, the regulatory environment surrounding information security, cybersecurity and privacy is increasingly demanding, with new and constantly changing requirements across our business units. Security breaches and cyber incidents and their remediation, whether at our company or our third party providers, could expose us to a risk of loss or misappropriation of this information, litigation, potential liability, reputation damage and loss of customers’ trust and business.

We have expended, and will continue to expend, significant resources to protect our customers and ourselves against these breaches and to ensure an effective response to an internal or external security or cybersecurity breach, either actual or perceived.

Nordstrom, Inc. and subsidiaries  7

CAPITAL MANAGEMENT AND LIQUIDITY

Our access to debt and equity capital, and our ability to invest capital to maximize the total returns to our shareholders, is critical to our long-term success. We utilize capital to finance our operations, make capital expenditures and acquisitions, manage our debt levels and return value to our shareholders through dividends and share repurchases. Our ability to obtain capital and the cost of the capital depend on company performance, financial market conditions and independent rating agencies’ short- and long-term debt ratings, which are based largely on our performance as measured by credit metrics including interest coverage and leverage ratios. If our access to capital is restricted or if our cost of capital increases, our operations and financial condition could be adversely impacted. Further, if we do not properly allocate our capital to maximize returns, our operations, cash flows and returns to shareholders could be adversely affected.

BRAND AND REPUTATION

We have a well-recognized brand that consumers may associate with a high level of customer service and quality merchandise, and is one of the reasons employees choose Nordstrom as a place of employment. Any significant damage to our brand or reputation could negatively impact sales, diminish customer trust, reduce employee morale and productivity and lead to difficulties in recruiting and retaining qualified employees, any of which would harm our business.

INFORMATION TECHNOLOGY STRATEGY

We make investments in information technology and systems developments to advance our competitive position, and we believe they are key to our growth. We must monitor and choose the right investments and implement them at the right pace. Excessive technological change could impact the effectiveness of adoption, and could make it more difficult for us to realize benefits from the technology. Targeting the wrong opportunities, failing to make the best investments or making an investment commitment significantly above or below our needs may result in the loss of our competitive position. In addition, if we do not maintain our current systems, we may see interruptions to our business and increase our costs in order to bring our systems up to date.

LAWS, REGULATIONS AND LITIGATION

Our policies, procedures and practices are designed to comply with federal, state, local and foreign laws, rules and regulations, including those imposed by the SEC, the marketplace, the banking industry and foreign countries, which may change from time to time. These obligations are complex, continuously evolving and the related enforcement is increasingly aggressive, particularly in the state of California, which has increased the cost of compliance. Significant legislative changes, including those that relate to employment matters and health care reform, could impact our relationship with our workforce, which could increase our expenses and adversely affect our operations. Possible legislative changes include changes to an employer’s obligation to recognize collective bargaining units. Recent health care reform could materially increase our employee-related costs and if it is necessary to make changes to the health benefits provided to our employees as a result of health care reform, we may not be able to offer competitive health care benefits to attract and retain employees. In addition, if we fail to comply with applicable laws and regulations we could be subject to damage to our reputation, class action lawsuits, legal and settlement costs, civil and criminal liability, increased cost of regulatory compliance, restatements of our financial statements, disruption of our business and loss of customers. Any required changes to our employment practices could result in the loss of employees, reduced sales, increased employment costs, low employee morale and harm to our business and results of operations. In addition, political and economic factors could lead to unfavorable changes in federal and state tax laws which may increase our tax liabilities. An increase in our tax liabilities could adversely affect our results of operations. We are also regularly involved in various litigation matters that arise in the ordinary course of business. Litigation or regulatory developments could adversely affect our business and financial condition.

FINANCIAL SYSTEM REFORMS

The recent financial crisis resulted in increased legislative and regulatory changes affecting the financial industry. The Credit Card Accountability Responsibility and Disclosure Act of 2009 included new rules and restrictions on credit card pricing, finance charges and fees, customer billing practices and payment application. These rules required us to make changes to our credit card business practices and systems, and we expect more regulations and interpretations of the new rules to emerge. Depending on the nature and extent of the full impact from these rules, and any interpretations or additional rules, the revenues and profitability of our Credit segment could be adversely affected.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted in July 2010. It significantly restructures regulatory oversight and other aspects of the financial industry, creates a new federal agency to supervise and enforce consumer lending laws and regulations and expands state authority over consumer lending. Numerous regulations will be issued in the near future to implement the requirements of this Act. The final regulatory details remain uncertain at this time. Depending on the nature and extent of these regulations, and the enforcement approach of regulators under the new law, there could be an adverse impact to our Credit segment.

AVAILABILITY AND COST OF MERCHANDISE

Our relationships with our merchandise vendors have been a significant contributor to our success and our position as a retailer of high-quality fashion merchandise. We have no guaranteed supply arrangements with our key vendors, many of whom limit the number of retail channels they use to sell their merchandise. Competition to obtain and sell this merchandise is intense. Nearly all of the brands of our top vendors are sold by competing retailers, and many of our top vendors also have their own dedicated retail stores and websites. If one or more of our top vendors were to limit or reduce our access to their merchandise, our business could be adversely affected. Further, if our merchandise costs increase due to increased raw material or labor costs or other factors, our ability to respond or the effect of our response could adversely affect our sales or gross margins.

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

BUSINESS CONTINUITY

Our business and operations could be materially and adversely affected by supply chain disruptions, severe weather patterns, natural disasters, widespread pandemics and other natural or man-made disruptions. We derive a significant amount of our total sales from stores located on the west and east coasts of the United States, particularly in California, which increases our exposure to conditions in these regions. These disruptions could cause, among other things, a decrease in consumer spending that would negatively impact our sales; staffing shortages in our stores, distribution centers or corporate offices; interruptions in the flow of merchandise to our stores; disruptions in the operations of our merchandise vendors or property developers; increased costs; and a negative impact on our reputation and long-term growth plans.

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

Item 1B. Unresolved Staff Comments.

None.

Nordstrom, Inc. and subsidiaries  9

Item 2. Properties.

The following table summarizes the number of retail stores owned or leased by us, and the percentage of total store square footage represented by each listed category as of January 28, 2012:

	Number of stores	% of total store square footage
Leased stores on leased land	128	32.3%
Owned stores on leased land	60	43.8%
Owned stores on owned land	36	23.2%
Partly owned and partly leased stores	1	0.7%
Total	225	100.0%

The following table summarizes our store opening activity during the last three years:

Fiscal year	2011	2010	2009
Number of stores, beginning of year	204	184	169
Stores opened	22	20	16
Stores closed	(1)	–	(1)
Number of stores, end of year	225	204	184

Nordstrom	117	115	112
Nordstrom Rack and Other	108	89	72

In 2011, we opened three Nordstrom full-line stores (Newark, Delaware; Nashville, Tennessee; and Saint Louis, Missouri), opened eighteen Nordstrom Rack stores (Aventura, Florida; Austin, Texas; Arlington, Texas; Fremont, California; Charlotte, North Carolina; Lakewood, Colorado; Cherry Hill, New Jersey; Washington, D.C.; Annapolis, Maryland; Redondo Beach, California; West Covina, California; Burlington, Massachusetts; Indianapolis, Indiana; Tigard, Oregon; Lenexa, Kansas; Sugar Land, Texas; Tucson, Arizona; and National City, California), relocated two Nordstrom Rack stores (Boulder, Colorado and Henderson, Nevada) and opened one treasure&bond store (New York, New York).

To date in 2012, we have opened one Nordstrom Rack store (Orange, California) and relocated one Nordstrom Rack store (Seattle, Washington). During the remainder of 2012, we have announced the future opening of one Nordstrom full-line store (Salt Lake City, Utah), the opening of eleven additional Nordstrom Rack stores (Boise, Idaho; Alpharetta, Georgia; Farmington, Connecticut; Temecula, California; Willow Grove, Pennsylvania; Phoenix, Arizona; Manchester, Missouri; San Diego, California; Huntington Beach, California; Warwick, Rhode Island; and Tysons Corner, Virginia) and the relocation of one Nordstrom Rack store (Long Island, New York).

We also own six merchandise distribution centers (Portland, Oregon; Dubuque, Iowa; Ontario, California; Newark, California; Upper Marlboro, Maryland; and Gainesville, Florida) and own one fulfillment center on leased land (Cedar Rapids, Iowa), which are utilized by our Retail segment. HauteLook, which is also included in our Retail segment, leases two administrative offices (Los Angeles, California and New York, New York) and two distribution centers (both in Commerce, California). Our administrative offices in Seattle, Washington are a combination of leased and owned space. We also lease an office building in the Denver, Colorado metropolitan area for our Credit segment.

As of January 28, 2012, the total square footage of our Nordstrom full-line stores was 20,679,000, and the total square footage of our Nordstrom Rack and other stores was 4,066,000. The following table lists our retail store facilities as of January 28, 2012:

Location	Store Name	Square Footage (000’s)	Year Store Opened

Nordstrom Full-Line Stores

ALASKA
Anchorage	Anchorage 5th Avenue Mall	97	1975

ARIZONA
Chandler	Chandler Fashion Center	149	2001
Scottsdale	Scottsdale Fashion Square	235	1998

CALIFORNIA
Arcadia	Santa Anita	151	1994
Brea	Brea Mall	195	1979[1]
Canoga Park	Topanga Plaza	213	1984[1]
Cerritos	Los Cerritos Center	144	1981[1]
Corte Madera	The Village at Corte Madera	116	1985
Costa Mesa	South Coast Plaza	235	1978[1]
Escondido	North County	156	1986
Glendale	Glendale Galleria	147	1983
Irvine	Irvine Spectrum Center	130	2005
Los Angeles	The Grove	120	2002
Los Angeles	Westside Pavilion	150	1985
Mission Viejo	The Shops at Mission Viejo	172	1999
Montclair	Montclair Plaza	134	1986
Newport Beach	Fashion Island	143	2010
Palo Alto	Stanford Shopping Center	187	1984
Pleasanton	Stoneridge Mall	173	1990
Redondo Beach	South Bay Galleria	161	1985
Riverside	Galleria at Tyler	164	1991
Roseville	Galleria at Roseville	149	2000
Sacramento	Arden Fair	190	1989
San Diego	Fashion Valley	220	1981
San Diego	Horton Plaza	149	1985
San Diego	University Towne Center	130	1984
San Francisco	San Francisco Centre	350	1988
San Francisco	Stonestown Galleria	174	1988
San Jose	Valley Fair	232	1987[1]
San Mateo	Hillsdale Shopping Center	149	1982
Santa Ana	MainPlace	169	1987
Santa Barbara	Paseo Nuevo	186	1990
Santa Monica	Santa Monica Place	132	2010
Thousand Oaks	Thousand Oaks	145	2008
Walnut Creek	Broadway Plaza	215	1984

COLORADO
Broomfield	FlatIron Crossing	172	2000
Denver	Cherry Creek Shopping Center	142	2007
Lone Tree	Park Meadows	245	1996

CONNECTICUT
Farmington	Westfarms	189	1997

DELAWARE
Newark	Christiana Mall	127	2011

Location	Store Name	Square Footage (000’s)	Year Store Opened

FLORIDA
Aventura	Aventura Mall	172	2008
Boca Raton	Town Center at Boca Raton	193	2000
Coral Gables	Village of Merrick Park	212	2002
Miami	Dadeland Mall	150	2004
Naples	Waterside	81	2008
Orlando	The Florida Mall	174	2002
Palm Beach Gardens	The Gardens	150	2006
Tampa	International Plaza	172	2001
Wellington	The Mall at Wellington Green	127	2003

GEORGIA
Atlanta	Perimeter Mall	243	1998
Atlanta	Phipps Plaza	140	2005
Buford	Mall of Georgia	172	2000

HAWAII
Honolulu	Ala Moana Center	211	2008

ILLINOIS
Chicago	Michigan Avenue	274	2000
Oak Brook	Oakbrook Center	249	1991
Schaumburg	Woodfield Shopping Center	215	1995
Skokie	Old Orchard Center	209	1994

INDIANA
Indianapolis	Fashion Mall	134	2008

KANSAS
Overland Park	Oak Park Mall	219	1998

MARYLAND
Annapolis	Annapolis Mall	162	1994
Bethesda	Montgomery Mall	225	1991
Columbia	The Mall in Columbia	173	1999
Towson	Towson Town Center	205	1992

MASSACHUSETTS
Braintree	South Shore Plaza	155	2010
Burlington	Burlington Mall	143	2008
Natick	Natick Collection	154	2007
Peabody	Northshore Mall	143	2009

MICHIGAN
Clinton Township	Partridge Creek	122	2008
Novi	Twelve Oaks Mall	172	2007
Troy	Somerset Collection	258	1996

MINNESOTA
Bloomington	Mall of America	240	1992

MISSOURI
Des Peres	West County	193	2002
St. Louis	Saint Louis Galleria	149	2011

[1]This store has been subsequently relocated.

Nordstrom, Inc. and subsidiaries  11

Location	Store Name	Square Footage (000’s)	Year Store Opened

Nordstrom Full-Line Stores (continued)

NEVADA
Las Vegas	Fashion Show	207	2002

NEW JERSEY
Cherry Hill	Cherry Hill Mall	143	2009
Edison	Menlo Park	204	1991
Freehold	Freehold Raceway Mall	174	1992
Paramus	Garden State Plaza	282	1990
Short Hills	The Mall at Short Hills	188	1995

NEW YORK
Garden City	Roosevelt Field	241	1997
White Plains	The Westchester	219	1995

NORTH CAROLINA
Charlotte	SouthPark	151	2004
Durham	The Streets at Sandpoint	149	2002

OHIO
Beachwood	Beachwood Place	231	1997
Cincinnati	Kenwood Towne Centre	144	2009
Columbus	Easton Town Center	174	2001

OREGON
Portland	Clackamas Town Center	121	1981
Portland	Downtown Portland	174	1966[1]
Portland	Lloyd Center	150	1963[1]
Salem	Salem Center	71	1980
Tigard	Washington Square	189	1974[1]

PENNSYLVANIA
King of Prussia	King of Prussia	238	1996
Pittsburgh	Ross Park	143	2008

RHODE ISLAND
Providence	Providence Place	206	1999

TENNESSEE
Nashville	The Mall at Green Hills	145	2011

TEXAS
Austin	Barton Creek Square	150	2003
Dallas	Galleria Dallas	249	1996
Dallas	NorthPark Center	212	2005
Frisco	Stonebriar Centre	149	2000
Houston	Houston Galleria	226	2003
Hurst	North East Mall	149	2001
San Antonio	The Shops at La Cantera	149	2005

UTAH
Murray	Fashion Place	144	1981[1]
Orem	University Mall	122	2002[2]

VIRGINIA
Arlington	The Fashion Centre at Pentagon City	241	1989
Dulles	Dulles Town Center	148	2002
McLean	Tysons Corner Center	211	1988
Norfolk	MacArthur Center	166	1999
Richmond	Short Pump Town Center	128	2003

Location	Store Name	Square Footage (000’s)	Year Store Opened

WASHINGTON
Bellevue	Bellevue Square	285	1967[1]
Lynnwood	Alderwood	151	1979[1]
Seattle	Downtown Seattle	383	1963[1]
Seattle	Northgate Mall	122	1965
Spokane	River Park Square	137	1974[1]
Tacoma	Tacoma Mall	144	1966[1]
Tukwila	Southcenter	170	1968
Vancouver	Vancouver	71	1977

Nordstrom Rack and Other Stores

ARIZONA
Chandler	Chandler Festival Rack	37	2000
Peoria	Arrowhead Crossing Rack	36	2010
Phoenix	Last Chance	48	1992[1]
Scottsdale	Scottsdale Promenade Rack	38	2000
Tucson	The Corner Rack	34	2011

CALIFORNIA
Brea	Brea Union Plaza Rack	45	1999
Burbank	Burbank Empire Center Rack	35	2010
Chino	Chino Spectrum Towne Center Rack	38	1987[1]
Colma	Colma Rack	31	1987
Costa Mesa	Metro Pointe at South Coast Rack	50	1983[1]
East Palo Alto	Ravenswood 101 Rack	41	2009
Fremont	Pacific Commons Rack	34	2011
Fresno	Villaggio Retail Center Rack	32	2002
Glendale	Glendale Fashion Center Rack	36	2000
Laguna Hills	Laguna Hills Mall Rack	35	2008
Lakewood	Lakewood Center Rack	33	2010
Long Beach	Long Beach CityPlace Rack	33	2002
Los Angeles	Beverly Connection Rack	30	2009
Los Angeles	The Promenade at Howard Hughes Center Rack	41	2001
National City	Westfield Plaza Bonita Rack	37	2011
Ontario	Ontario Mills Mall Rack	40	2002
Oxnard	Esplanade Shopping Center Rack	38	2001
Pasadena	Hastings Village Rack	42	2009
Redondo Beach	South Bay Marketplace Rack	37	2011
Roseville	Creekside Town Center Rack	36	2001
Sacramento	Howe ‘Bout Arden Center Rack	54	1999
San Diego	Mission Valley Rack	57	1985[1]
San Francisco	555 Ninth Street Retail Center Rack	43	2001
San Jose	Oakridge Rack	30	2009
San Jose	Westgate Mall Rack	48	1998
San Leandro	San Leandro Rack	44	1990
San Marcos	Grand Plaza Rack	35	2006
West Covina	West Covina Mall Rack	37	2011
Woodland Hills	Topanga Rack	64	1984

COLORADO
Boulder	Twenty Ninth Street Rack	39	2001[1]
Denver	Cherry Creek Rack	40	2010
Lakewood	Belmar Rack	35	2011
Lone Tree	Meadows Marketplace Rack	34	1998

[1]This store has been subsequently relocated.	[2]This store has been subsequently closed.

Location	Store Name	Square Footage (000’s)	Year Store Opened

Nordstrom Rack and Other Stores (continued)

FLORIDA
Aventura	The Promenade Shops Rack	35	2011
Boca Raton	University Commons Rack	36	2010
Coral Gables	Miracle Marketplace Rack	33	2010
Kendall	The Palms at Town & Country Rack	35	2010
Orlando	Millenia Crossing Rack	36	2009
Sunrise	The Oasis at Sawgrass Mills Rack	27	2003
Tampa	Walter’s Crossing Rack	45	2010

GEORGIA
Atlanta	Buckhead Station Rack	39	2010
Atlanta	Jeffrey	12	2007
Buford	Mall of Georgia Crossing	44	2000

HAWAII
Honolulu	Ward Centers Rack	34	2000

ILLINOIS
Chicago	Chicago Avenue Rack	39	2010
Chicago	The Shops at State and Washington Rack	42	2003
Naperville	Springbrook Prairie Pavilion Rack	37	2008
Northbrook	Northbrook Rack	40	1996
Oak Brook	The Shops at Oak Brook Place Rack	42	2000
Orland Park	Orland Park Place Rack	35	2009
Schaumburg	Woodfield Rack	45	1994

INDIANA
Indianapolis	Rivers Edge Rack	35	2011

KANSAS
Lenexa	Orchard Corners Rack	35	2011

MARYLAND
Annapolis	Annapolis Harbour Center Rack	35	2011
Gaithersburg	Gaithersburg Rack	49	1999
Towson	Towson Rack	31	1992

MASSACHUSETTS
Burlington	Middlesex Commons Rack	38	2011
Danvers	Liberty Tree Mall Rack	43	2008
Framingham	Shoppers World Rack	40	2010

MICHIGAN
Grand Rapids	Centerpointe Mall Rack	40	2001
Troy	Troy Marketplace Rack	40	2000

MINNESOTA
Bloomington	Mall of America Rack	41	1998
Maple Grove	Arbor Lakes Rack	34	2009

MISSOURI
St. Louis	Brentwood Square Rack	34	2010

NEVADA
Henderson	Stephanie Street Center Rack	35	2001[1]

Location	Store Name	Square Footage (000’s)	Year Store Opened

NEW JERSEY
Cherry Hill	Towne Place at Garden State Park Rack	36	2011
Paramus	Bergen Town Center Rack	34	2009

NEW YORK
New York	Jeffrey	11	2007
New York	Union Square Rack	32	2010
New York	treasure&bond	11	2011
Westbury	The Mall at the Source Rack	48	1997
White Plains	City Center Rack	36	2008

NORTH CAROLINA
Charlotte	Carolina Pavilion Rack	43	2011
Durham	Renaissance Center Rack	31	2010

OHIO
Cincinnati	Rookwood Pavilion Rack	35	2009
Lyndhurst	Legacy Village Rack	40	2008

OREGON
Beaverton	Tanasbourne Town Center Rack	53	1998
Clackamas	Clackamas Promenade Rack	28	1983[1]
Portland	Downtown Portland Rack	32	1986[1]
Tigard	Cascade Plaza Rack	45	2011

PENNSYLVANIA
King of Prussia	The Overlook at King of Prussia Rack	45	2002

TEXAS
Arlington	The Parks at Arlington Mall Rack	37	2011
Austin	Gateway Center Rack	35	2009
Austin	Sunset Valley Village Rack	34	2011
Dallas	Shops at Park Lane Rack	36	2009
Houston	The Centre at Post Oak Rack	31	2010
Plano	Preston Shepard Place Rack	39	2000
San Antonio	The Rim Rack	35	2008
Southlake	Shops of Southlake Rack	36	2009
Sugar Land	Market at Town Center Rack	35	2011

UTAH
Salt Lake City	Sugarhouse Rack	31	1991
Sandy	The Commons at South Towne Rack	35	2009

VIRGINIA
Arlington	Pentagon Centre Rack	34	2010
Fairfax	Fair Lakes Promenade Rack	38	2010
Sterling	Dulles Town Crossing Rack	41	2001
Woodbridge	Potomac Mills Rack	46	1990

WASHINGTON
Auburn	SuperMall of the Great Northwest Rack	48	1995
Bellevue	Factoria Mall Rack	46	1997
Lynnwood	Golde Creek Plaza Rack	38	1985[1]
Seattle	Downtown Seattle Rack	42	1987[1]
Spokane Valley	Spokane Valley Plaza Rack	30	2000[1]
Tukwila	Southcenter Square Rack	35	2007

Washington, D.C.	Friendship Center Rack	41	2011

[1]This store has been subsequently relocated.

Nordstrom, Inc. and subsidiaries  13

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

MARKET, SHAREHOLDER AND DIVIDEND INFORMATION

Our common stock, without par value, is traded on the New York Stock Exchange under the symbol “JWN.” The approximate number of holders of common stock as of March 9, 2012 was 178,000, based upon the number of registered and beneficial shareholders, as well as the number of employee shareholders in the Nordstrom 401(k) Plan and Profit Sharing Plan. On this date we had 207,923,668 shares of common stock outstanding.

The high and low prices of our common stock and dividends declared for each quarter of 2011 and 2010 are presented in the table below:

			Common Stock Price
		2011			2010		Dividends per Share
	High		Low	High		Low	2011	2010
1st Quarter	$48.70		$40.03	$46.22		$32.78	$0.23	$0.16
2nd Quarter	$52.15		$41.88	$44.00		$30.75	$0.23	$0.20
3rd Quarter	$53.35		$37.28	$39.99		$28.44	$0.23	$0.20
4th Quarter	$51.75		$44.22	$43.95		$38.34	$0.23	$0.20
Full Year	$53.35		$37.28	$46.22		$28.44	$0.92	$0.76

SHARE REPURCHASES

Dollar and share amounts in millions, except per share amounts

Following is a summary of our fourth quarter share repurchases:

	Total Number of Shares (or Units) Purchased		Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]
November 2011 (October 30, 2011 to November 26, 2011)	0.7		$48.96	0.7	$431

December 2011 (November 27, 2011 to December 31, 2011)	1.6	[2]	$48.10	1.4	$363

January 2012 (January 1, 2012 to January 28, 2012)	1.1		$49.17	1.1	$310
Total	3.4		$48.65	3.2

[1]	In August 2010, our Board of Directors authorized a program (the “2010 Program”) to repurchase up to $500 of our outstanding common stock, through January 28, 2012. In May 2011, our Board of Directors authorized a new program (the “2011 Program”) to repurchase up to $750 of our outstanding common stock, through February 2, 2013, in addition to the remaining amount available for repurchase under the 2010 Program. During 2011, we repurchased 18.5 shares of our common stock for an aggregate purchase price of $851. We completed our 2010 Program in the second quarter of 2011, and as of January 28, 2012, had $310 in remaining share repurchase capacity under the 2011 Program. Subsequent to year-end, in February 2012, our Board of Directors authorized a new program (the “2012 Program”) to repurchase up to $800 of our outstanding common stock, through February 1, 2014, in addition to the amount available for repurchase under the 2011 Program. The actual number and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission rules.
[2]	Includes 0.2 of restricted stock units related to the HauteLook acquisition that were cancelled in connection with the HauteLook acquisition amendment.

Nordstrom, Inc. and subsidiaries  15

STOCK PRICE PERFORMANCE

The following graph compares for each of the last five fiscal years, ending January 28, 2012, the cumulative total return of Nordstrom common stock, Standard & Poor’s Retail Index and Standard & Poor’s 500 Index. The Retail Index is comprised of 32 retail companies, including Nordstrom, representing an industry group of the Standard & Poor’s 500 Index. The cumulative total return of Nordstrom common stock assumes $100 invested on February 3, 2007 in Nordstrom common stock and assumes reinvestment of dividends.

End of fiscal year	2006	2007	2008	2009	2010	2011
Nordstrom common stock	100	70	23	65	78	95
Standard & Poor’s Retail Index	100	81	49	76	95	106
Standard & Poor’s 500 Index	100	96	57	74	88	91

Item 6. Selected Financial Data.

Dollars in millions except per square foot and per share amounts

The following selected financial data are derived from the audited consolidated financial statements and should be read in conjunction with Item 1A: Risk Factors, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

Fiscal year	2011	2010	2009	2008	2007[7]
Earnings Results
Net sales	$10,497	$9,310	$8,258	$8,272	$8,828
Credit card revenues	380	390	369	301	252
Gross profit[1]	3,905	3,413	2,930	2,855	3,302
Selling, general and administrative (“SG&A”) expenses:
Retail	(2,807)	(2,412)	(2,109)	(2,103)	(2,161)
Credit	(229)	(273)	(356)	(274)	(198)
Earnings on investment in asset-backed securities, net[2]	–	–	–	–	18
Earnings before interest and income taxes (“EBIT”)	1,249	1,118	834	779	1,247
Interest expense, net	(130)	(127)	(138)	(131)	(74)
Earnings before income taxes (“EBT”)	1,119	991	696	648	1,173
Net earnings	683	613	441	401	715
Balance Sheet and Cash Flow Data
Accounts receivable, net	$2,033	$2,026	$2,035	$1,942	$1,788
Merchandise inventories	1,148	977	898	900	956
Current assets	5,560	4,824	4,054	3,217	3,361
Land, buildings and equipment, net	2,469	2,318	2,242	2,221	1,983
Total assets	8,491	7,462	6,579	5,661	5,600
Current liabilities	2,575	1,879	2,014	1,601	1,635
Long-term debt, including current portion	3,647	2,781	2,613	2,238	2,497
Shareholders’ equity	1,956	2,021	1,572	1,210	1,115
Cash flow from operations	1,177	1,177	1,251	848	312
Performance Metrics
Same-store sales percentage change[3]	7.2%	8.1%	(4.2%)	(9.0%)	3.9%
Gross profit % of net sales	37.2%	36.7%	35.5%	34.5%	37.4%
Retail SG&A % of net sales	26.7%	25.9%	25.5%	25.4%	24.5%
Total SG&A % of net sales	28.9%	28.8%	29.8%	28.7%	26.7%
EBIT % of total revenues	11.5%	11.5%	9.7%	9.1%	13.7%
EBT % of total revenues	10.3%	10.2%	8.1%	7.6%	12.9%
Net earnings % of total revenues	6.3%	6.3%	5.1%	4.7%	7.9%
Return on shareholders’ equity	34.3%	34.1%	31.7%	34.5%	43.6%
Return on assets	8.7%	8.6%	7.1%	7.0%	13.1%
Return on invested capital (“ROIC”)[4]	13.3%	13.6%	12.1%	11.6%	19.4%
Sales per square foot[5]	$431	$397	$368	$388	$435
Retail SG&A expense per square foot[5]	$115	$103	$94	$99	$106
Inventory turnover rate[6]	5.56	5.56	5.41	5.20	5.16
Per Share Information
Earnings per diluted share	$3.14	$2.75	$2.01	$1.83	$2.88
Dividends declared per share	0.92	0.76	0.64	0.64	0.54
Book value per share	9.42	9.27	7.22	5.62	5.05
Store Information (at year-end)
Nordstrom full-line stores	117	115	112	109	101
Nordstrom Rack and other stores	108	89	72	60	55
Total square footage	24,745,000	23,838,000	22,773,000	21,876,000	20,502,000

1Gross profit is calculated as net sales less cost of sales and related buying and occupancy costs (for all segments).

[2]	On May 1, 2007, we combined our Nordstrom private label credit card and Nordstrom VISA credit card programs into one securitization program. At that time, the Nordstrom VISA credit card receivables were brought on-balance sheet.
[3]	Same-store sales include sales from stores that have been open at least one full year at the beginning of the year. We also include sales from our Nordstrom online store in same-store sales because of the substantial integration of our Nordstrom full-line stores and online store.
[4]	See Non-GAAP Financial Measure beginning on the following page for additional information and reconciliation to the most directly comparable GAAP financial measure.
[5]	Sales per square foot and Retail SG&A expense per square foot are calculated as net sales and Retail SG&A expense, respectively, divided by weighted-average square footage.
Weighted-average square footage includes a percentage of year-end square footage for new stores equal to the percentage of the year during which they were open.
[6]	Inventory turnover rate is calculated as annual cost of sales and related buying and occupancy costs (for all segments) divided by 4-quarter average inventory.
[7]	During the third quarter of 2007, we completed the sale of our Façonnable business and realized a gain on sale of $34 ($21, net of tax). Results of operations for fiscal year 2007 include the international Façonnable boutiques through August 31, 2007 and the domestic Façonnable boutiques through October 31, 2007.

Nordstrom, Inc. and subsidiaries  17

NON-GAAP FINANCIAL MEASURE

Return on Invested Capital (“ROIC”)

We define ROIC as follows:

ROIC =	Net Operating Profit After Taxes
Average Invested Capital

We believe that ROIC is a useful financial measure for investors in evaluating our operating performance. When analyzed in conjunction with our net earnings and total assets and compared with return on assets (net earnings divided by average total assets), it provides investors with a useful tool to evaluate our ongoing operations and our management of assets from period to period. ROIC is one of our key financial metrics, and we also incorporate it into our executive incentive measures. We believe that overall performance as measured by ROIC correlates directly to shareholders’ return over the long term. ROIC is not a measure of financial performance under GAAP, should not be considered a substitute for return on assets, net earnings or total assets as determined in accordance with GAAP, and may not be comparable with similarly titled measures reported by other companies. The closest measure calculated using GAAP amounts is return on assets. The following is a comparison of return on assets to ROIC:

	12 fiscal months ended
	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008
Net earnings	$683	$613	$441	$401	$715
Add: income tax expense	436	378	255	247	458
Add: interest expense	132	128	138	131	74
Earnings before interest and income tax expense	1,251	1,119	834	779	1,247

Add: rent expense	78	62	43	37	48
Less: estimated depreciation on capitalized operating leases[1]	(42)	(32)	(23)	(19)	(26)
Net operating profit	1,287	1,149	854	797	1,269

Estimated income tax expense[2]	(501)	(439)	(313)	(303)	(497)
Net operating profit after tax	$786	$710	$541	$494	$772

Average total assets[3]	$7,890	$7,091	$6,197	$5,768	$5,455
Less: average non-interest-bearing current liabilities[4]	(2,041)	(1,796)	(1,562)	(1,447)	(1,506)
Less: average deferred property incentives[3]	(504)	(487)	(462)	(400)	(359)
Add: average estimated asset base of capitalized operating leases[5]	555	425	311	322	395
Average invested capital	$5,900	$5,233	$4,484	$4,243	$3,985

Return on assets	8.7%	8.6%	7.1%	7.0%	13.1%
ROIC	13.3%	13.6%	12.1%	11.6%	19.4%

[1]	Capitalized operating leases is our best estimate of the asset base we would record for our leases that are classified as operating if they had met the criteria for a capital lease, or we purchased the property. Asset base is calculated as described in footnote 5 below.
[2]	Based upon our effective tax rate multiplied by the net operating profit for the 12 fiscal months ended January 28, 2012, January 29, 2011, January 30, 2010, January 31, 2009 and February 2, 2008.

3Based upon the trailing 12-month average, including cash and cash equivalents.

4Based upon the trailing 12-month average for accounts payable, accrued salaries, wages and related benefits, and other current liabilities.

[5]	Based upon the trailing 12-month average of the monthly asset base, which is calculated as the trailing 12-months rent expense multiplied by eight. The multiple of eight times rent expense is a commonly used method of estimating the asset base we would record for our capitalized operating leases described in footnote 1.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Dollar, share and square footage amounts in millions except percentages, per share and per square foot amounts

OVERVIEW

Nordstrom is a fashion specialty retailer offering high-quality apparel, shoes, cosmetics and accessories for women, men and children. We offer a wide selection of brand name and private label merchandise through various channels: our ‘Nordstrom’ branded full-line stores and website, our off-price ‘Nordstrom Rack’ stores, our online private sale subsidiary ‘HauteLook,’ our ‘Jeffrey’ boutiques and our philanthropic ‘treasure&bond’ store. Our stores are located in 30 states throughout the United States. In addition, we offer our customers a variety of payment products and services, including credit and debit cards with an associated loyalty program.

In 2011, we achieved record total net sales of $10,497, an increase of 12.7%, while growing earnings before interest and taxes (“EBIT”) by 11.7%. This reflects our ongoing efforts to improve the customer experience across all channels, combined with consistent execution and various growth initiatives. As customers’ expectations of service evolve, the consistency of the customer experience across all channels becomes more important, including factors such as expanded selection, multi-channel capabilities, personalization, speed, convenience and price.

To enhance the customer experience online, we have accelerated our investments in e-commerce. We acquired HauteLook, a leader in the online private sale marketplace. We believe this acquisition will help us further develop our mobile and e-commerce capabilities and enable us to participate in the fast-growing private sales channel. In the third quarter, we began offering free standard shipping and free returns for online purchases and did limited testing of same-day delivery. We also made enhancements to our website and mobile website. We believe these changes make it easier and more convenient to shop with us. Our combined efforts to enhance the online experience led to a meaningful sales increase in the online channel, which is where we expect to have the strongest percentage growth in the future.

Our strong financial position enables us to continue to make investments in the customer experience to improve our store and online business while also growing through new stores, remodels and other initiatives. During 2011, we opened three Nordstrom full-line stores, eighteen Nordstrom Rack stores and remodeled six Nordstrom full-line stores. We also opened a philanthropic store in New York called treasure&bond. In 2012, we plan to open one Nordstrom full-line store and have announced twelve new Nordstrom Rack stores. In addition, we have announced plans to relocate two existing Nordstrom Rack stores and remodel eight Nordstrom full-line stores.

Our overall goals are to achieve high single-digit total sales growth and mid-teens Return on Invested Capital (“ROIC”). We believe that top-line growth and ROIC correlate strongly with shareholders’ return. As we continue to invest in new stores and remodels, we also want to enhance the customer experience through increased spending on e-commerce and technology. These investments flow through our expenses at a faster pace than other investments in previous years. We believe they will increase our ROIC through high growth in sales dollars and EBIT, as opposed to EBIT margin, with an incrementally productive capital base.

Fashion Rewards plays an important part in building customer loyalty, and our Fashion Rewards members shop more frequently and spend more with us on average than non-members. Approximately one-third of our sales are from Fashion Rewards customers and the program continues to grow as more members use our tender as a convenient way to shop and earn rewards. During the year, customer payment rates continued to improve, resulting in decreasing delinquency and write-off trends, while our credit and debit card volumes increased. In January 2012, we enhanced our Fashion Rewards program, giving customers more control over how and when they can earn rewards and extending more benefits to our cardholders.

As we look forward to 2012, we remain focused on improving customer service and providing a superior shopping experience. We have a customer-driven strategy, allowing us to execute our current operating plans across all channels while targeting investments in e-commerce and technology to enhance our platform for sustainable, profitable growth.

RESULTS OF OPERATIONS

Our reportable segments are Retail and Credit. Our Retail segment includes our Nordstrom branded full-line stores and website, our Nordstrom Rack stores, and our other retail channels including HauteLook, our Jeffrey stores and our treasure&bond store. For purposes of discussion and analysis of our results of operations, we combine our Retail segment results with revenues and expenses in the “Corporate/Other” column of our segment reporting footnote (collectively, the “Retail Business”). We analyze our results of operations through earnings before interest and income taxes for our Retail Business and earnings before income taxes for Credit, while interest expense and income taxes are discussed on a total company basis.

Nordstrom, Inc. and subsidiaries  19

Retail Business

Summary

The following table summarizes the results of our Retail Business for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010:

	$000,000.00	$000,000.00	$000,000.00	$000,000.00	$000,000.00	$000,000.00
Fiscal year	2011		2010		2009

	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales

Net sales	$10,497	100.0%	$9,310	100.0%	$8,258	100.0%
Cost of sales and related buying and occupancy costs	(6,517)	(62.1%)	(5,831)	(62.6%)	(5,273)	(63.9%)

Gross profit	3,980	37.9%	3,479	37.4%	2,985	36.1%
Other revenues	–	N/A	–	N/A	(1)	N/A
Selling, general and administrative expenses	(2,807)	(26.7%)	(2,412)	(25.9%)	(2,109)	(25.5%)

Earnings before interest and income taxes	$1,173	11.2%	$1,067	11.5%	$875	10.6%

Retail Business Net Sales

Fiscal year	2011	2010	2009
Net sales by channel:
Nordstrom	$8,426	$7,700	$6,923
Nordstrom Rack	2,045	1,691	1,411
Other retail[1]	185	29	29
Total Retail segment	10,656	9,420	8,363
Corporate/Other	(159)	(110)	(105)
Total net sales	$10,497	$9,310	$8,258
Net sales increase (decrease)	12.7%	12.7%	(0.2%)
Same-store sales increase (decrease) by channel:
Nordstrom	8.2%	9.3%	(5.0%)
Nordstrom Rack	3.7%	0.7%	2.5%
Total	7.2%	8.1%	(4.2%)
Sales per square foot	$431	$397	$368
Percentage of net sales by merchandise category:
Women’s apparel	33%	34%	34%
Shoes	23%	23%	22%
Men’s apparel	15%	15%	15%
Women’s accessories	12%	12%	12%
Cosmetics	11%	10%	11%
Children’s apparel	3%	3%	3%
Other	3%	3%	3%
Total	100%	100%	100%

1Other retail includes our HauteLook online private sale subsidiary, our Jeffrey stores and our treasure&bond store.

NET SALES – 2011 VS 2010

Net sales for 2011 increased 12.7% compared with 2010 driven by the strength of our Nordstrom full-line stores, rapid growth in our online business and improving results at Nordstrom Rack. During the year, we opened three Nordstrom full-line stores, eighteen Nordstrom Rack stores and one treasure&bond store, relocated two Nordstrom Rack stores and acquired HauteLook. These additions represented 4.0% of our total net sales for 2011, and increased our gross square footage by 3.8%. Same-store sales increased 7.2%, with increases of 8.2% at Nordstrom and 3.7% at Nordstrom Rack.

Nordstrom net sales for 2011 were $8,426, an increase of 9.4% compared with 2010, with same-store sales up 8.2%. Our sales growth was due in large part to our investments and efforts to build stronger relationships with customers and to improve the shopping experience across all channels. In addition, our merchandising, inventory management and multi-channel initiatives continue to drive our sales growth. Both the average selling price and the number of items sold increased in 2011 compared with 2010. Category highlights included Designer, Handbags and Shoes. The South and Midwest were the top-performing geographic regions for 2011. The Direct channel continued to outpace the overall Nordstrom increase, with a net sales increase of 29.5% in 2011 compared with 2010.

Nordstrom Rack net sales were $2,045, an increase of 21.0% compared with 2010, while same-store sales increased 3.7% for the year. Shoes, Dresses and Accessories were the strongest performing categories for the year. Both the average selling price and the number of items sold increased in 2011 compared with 2010.

NET SALES – 2010 VS 2009

Net sales for 2010 increased 12.7% compared with 2009, while same-store sales increased 8.1%. During the year, we opened three Nordstrom full-line stores, relocated one Nordstrom full-line store, opened seventeen Nordstrom Rack stores and relocated one Nordstrom Rack store. These stores represented 3.3% of our total net sales for 2010, and increased our gross square footage by 4.7%.

Nordstrom net sales were $7,700, up 11.2% compared with 2009, with same-store sales up 9.3%. The number of items sold increased in 2010 compared with 2009, while the average selling price of Nordstrom merchandise was approximately flat. Category highlights included Jewelry, Shoes and Dresses. The Midwest and South were the top-performing geographic regions for 2010. Our sales growth was due in large part to the success of our merchandising, inventory management and multi-channel initiatives, including an updated inventory platform that allowed for shared inventory across all of our Nordstrom full-line stores and our website. These enhancements increased sales and led to significant improvements in our sell-through and inventory turnover rates beginning in the second half of 2009 and continuing throughout 2010.

Nordstrom Rack net sales were $1,720, up 19.5% compared with 2009, while same-store sales increased 0.7% for the year. Cosmetics and Shoes were the strongest performing categories for the year. The number of items sold increased in 2010 compared with 2009, partially offset by declines in the average selling price of Nordstrom Rack merchandise.

Retail Business Gross Profit

Fiscal year	2011	2010	2009
Gross profit[1]	$3,980	$3,479	$2,985
Gross profit rate	37.9%	37.4%	36.1%
Average inventory per square foot	$48.71	$45.31	$43.96
Inventory turnover rate[2]	5.56	5.56	5.41

[1]	Retailers do not uniformly record the costs of buying and occupancy and supply chain operations (freight, purchasing, receiving, distribution, etc.) between gross profit and selling, general and administrative expense. As such, our gross profit and selling, general and administrative expenses and rates may not be comparable to other retailers’ expenses and rates.
[2]	Inventory turnover rate is calculated as annual cost of sales and related buying and occupancy costs (for all segments) divided by 4-quarter average inventory.

GROSS PROFIT – 2011 VS 2010

Retail gross profit increased $501 in 2011 compared with 2010 due to higher sales and merchandise margin, partially offset by an increase in occupancy costs for stores opened during both 2011 and 2010. Our gross profit rate improved 54 basis points compared with 2010 primarily due to leveraging buying and occupancy costs on higher net sales.

Our merchandising efforts enabled us to manage inventory levels consistent with our sales trends, with an increase in our average inventory per square foot of 7.5% on an 8.5% increase in sales per square foot. Our inventory turnover rate remained in-line with the high rate achieved in 2010, reflecting the strong execution and discipline of our buying organization and the ongoing benefits from our multi-channel capabilities that contributed to a flow of fresh merchandise throughout the year.

GROSS PROFIT – 2010 VS 2009

Retail gross profit increased $494 in 2010 compared with 2009 primarily due to higher sales and merchandise margin, partially offset by increases in occupancy costs for Nordstrom full-line and Nordstrom Rack stores opened during both 2010 and 2009. Our gross profit rate improved 123 basis points compared with 2009 primarily due to improvement in our merchandise margin, as well as leveraging buying and occupancy costs on higher net sales. Both our regular-priced selling and inventory turnover rate increased in 2010 compared with 2009, and our average inventory per square foot increased 3.1%.

Nordstrom, Inc. and subsidiaries  21

Retail Business Selling, General and Administrative Expenses

Fiscal year	2011	2010	2009
Selling, general and administrative expenses	$2,807	$2,412	$2,109
Selling, general and administrative rate	26.7%	25.9%	25.5%
Selling, general and administrative expense per square foot[1]	$115	$103	$94

[1]	Retail SG&A expense per square foot is calculated as Retail SG&A expense divided by weighted-average square footage. Weighted-average square footage includes a percentage of year-end square footage for new stores equal to the percentage of the year during which they were open.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES – 2011 VS 2010

Our Retail selling, general and administrative expenses (“Retail SG&A”) increased $395 in 2011 compared with 2010. This increase reflects initiatives to improve the shopping experience across all channels and specifically to grow our e-commerce business. These include HauteLook operating and purchase accounting expenses, planned increases in marketing and technology spending and increased fulfillment expenses associated with the introduction of free standard shipping and free returns for online purchases in the third quarter of 2011. The increase was also due in part to higher sales volume and the opening of twenty-two stores in 2011. As a result, our Retail SG&A rate increased 84 basis points for 2011 compared with 2010. We continue to leverage SG&A expense in our stores, with improvements of approximately 35 basis points in 2011, compared with 2010.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES – 2010 VS 2009

Our Retail selling, general and administrative expenses increased $303 in 2010 compared with 2009. The majority of the increase in expense dollars was due to higher sales volume and expenses for new stores. Our Retail SG&A rate increased 38 basis points for 2010 compared with 2009. The increase was in part due to planned increases in marketing and technology expenses in areas such as online marketing and social media. The increased Retail SG&A rate also reflects higher fulfillment costs as we shipped more items to our customers.

Credit Segment

The Nordstrom credit and debit card products are designed to strengthen customer relationships and grow retail sales by providing valuable services, loyalty benefits and payment products. We believe that owning all aspects of our credit business allows us to fully integrate our rewards program with our retail stores and provide better service to our customers, thus deepening our relationship with them and driving greater customer loyalty. Our cardholders tend to visit our stores more frequently and spend more with us than non-cardholders, and we believe the Nordstrom Fashion Rewards® program helps drive sales in our Retail segment. Our Nordstrom private label credit and debit cards can be used only in Nordstrom stores and on our website (“inside volume”), while our Nordstrom VISA cards also may be used for purchases outside of Nordstrom (“outside volume”). Cardholders participate in the Fashion Rewards program, through which they accumulate points based on their level of spending (generally two points per dollar spent at Nordstrom and one point per dollar spent outside of Nordstrom). Upon reaching two thousand points, customers receive twenty dollars in Nordstrom Notes®, which can be redeemed for goods or services in our stores or online. Starting in January 2012, all Fashion Rewards customers receive a credit for complimentary alterations and personal triple points days, in addition to early access to sales events. As part of these changes, Nordstrom Rack is also now included with all bonus points events and the spend requirements for customers to achieve our two highest benefit levels have been lowered. With increased spending, Fashion Rewards customers can receive additional amounts of these benefits as well as access to exclusive fashion and shopping events.

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

Fiscal year	2011		2010		2009

	Amount	% of credit card receivables	Amount	% of credit card receivables	Amount	% of credit card receivables

Credit card revenues	$380	18.6%	$390	18.7%	$370	17.6%
Interest expense	(13)	(0.7%)	(21)	(1.0%)	(41)	(2.0%)

Net credit card income	367	17.9%	369	17.7%	329	15.7%

Cost of sales and related buying and occupancy costs – loyalty program	(75)	(3.7%)	(66)	(3.2%)	(55)	(2.6%)
Selling, general and administrative expenses	(229)	(11.2%)	(273)	(13.1%)	(356)	(17.0%)

Total expense	(304)	(14.9%)	(339)	(16.3%)	(411)	(19.6%)

Credit segment earnings (loss) before income taxes, as presented in segment disclosure	63	3.1%	30	1.4%	(82)	(3.9%)

Intercompany merchant fees	71	3.5%	58	2.8%	50	2.4%

Credit segment contribution (loss), before income taxes	$134	6.6%	$88	4.2%	$(32)	(1.5%)

Credit and debit card volume:
Outside	$4,101		$3,838		$3,603
Inside	3,596		2,953		2,521

Total volume	$7,697		$6,791		$6,124

Average credit card receivables	$2,047		$2,088		$2,099
Average credit card receivable investment (assuming 80% of accounts receivable is funded with debt)	$409		$418		$420
Credit segment contribution (loss), net of tax, as a percentage of average credit card receivable investment	20.0%		12.8%		(4.7%)

Nordstrom, Inc. and subsidiaries  23

Credit Card Revenues

Fiscal year	2011	2010	2009
Finance charge revenue	$251	$266	$264
Interchange - third party	82	76	71
Late fees and other revenue	47	48	35
Total credit card revenues	$380	$390	$370

Credit card revenues include finance charges, interchange fees, late fees and other revenue. Finance charges represent interest earned on unpaid balances while late fees are assessed when cardholders pay less than their minimum balance by the payment due date. Interchange fees are earned from the use of Nordstrom VISA credit cards at merchants outside of Nordstrom.

CREDIT CARD REVENUES – 2011 VS 2010

Credit card revenues decreased $10 in 2011 compared with 2010 primarily due to a decrease in finance charge revenue, partially offset by an increase in interchange fees. Continued improvements in customer payment rates drove lower finance charge yields and slightly lower receivables, which resulted in a decrease in finance charge revenue. Our average credit card receivable balance in 2011 was $2,047, a decrease of $41, or 1.9%, from 2010. These decreases were partially offset by an increase in interchange revenue due to increased use of our Nordstrom VISA credit cards at third parties.

CREDIT CARD REVENUES – 2010 VS 2009

Credit card revenues increased $20 in 2010 compared with 2009 primarily due to higher late fees, particularly in the first half of the year. Improving economic conditions over the year led to an increase in general consumer spending, improved payment rates, lower revolving balances and reduced delinquencies. Our average credit card receivable balance in 2010 was $2,088, a decrease of $11, or 0.5%, from 2009.

Slightly higher average annual percentage rates, partially offset by lower revolving balances from improvements in customer payment rates, resulted in a small increase in finance charges in 2010 compared with 2009. Increased use of our Nordstrom VISA credit cards at third parties resulted in an increase in interchange fees in 2010 compared with 2009. Delinquencies increased during the first half of 2010 compared with the first half of 2009. Additionally, legal and regulatory changes in 2009 and 2010 affected our pricing and billing terms. Taken together, these factors resulted in an increase in late fees and other revenue in 2010 compared with 2009.

Credit Segment Interest Expense

Interest expense decreased to $13 in 2011 from $21 in 2010 and $41 in 2009 due to lower average interest rates applicable to the Credit segment.

Credit Segment Cost of Sales and Related Buying and Occupancy Costs

COST OF SALES AND RELATED BUYING AND OCCUPANCY COSTS – 2011 VS 2010

Cost of sales and related buying and occupancy costs, which includes the estimated cost of Nordstrom Notes that will be issued and redeemed under our Fashion Rewards program, increased to $75 in 2011 compared with $66 in 2010. The increase was due to additional expenses related to the Fashion Rewards program as a result of a 13.3% increase in volume on Nordstrom credit and debit cards and increased utilization of program benefits. We provide these benefits to our customers as participation in the Fashion Rewards program generates enhanced customer loyalty and incremental sales in our stores.

COST OF SALES AND RELATED BUYING AND OCCUPANCY COSTS – 2010 VS 2009

Cost of sales and related buying and occupancy costs increased to $66 in 2010 compared with $55 in 2009. The increase was due to a 10.9% increase in volume on Nordstrom credit and debit cards and increased utilization of program benefits.

Credit Segment Selling, General and Administrative Expenses

Selling, general and administrative expenses for our Credit segment (“Credit SG&A”) are made up of operational and marketing expenses, and bad debt. These expenses are summarized in the following table:

Fiscal year	2011	2010	2009
Operational and marketing expenses	$128	$124	$105
Bad debt provision	101	149	251
Total selling, general and administrative expenses	$229	$273	$356

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES – 2011 VS 2010

Total Credit SG&A decreased $44 in 2011 compared with 2010, due to lower bad debt expense. The decrease in bad debt expense reflects continued improvement in our portfolio trends, the overall performance of our credit portfolio and economic trends, which are further discussed below. Operational and marketing expenses are incurred to support and service our credit and debit card products and the related rewards program.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES – 2010 VS 2009

Total Credit SG&A decreased $83 in 2010 compared with 2009, due primarily to lower bad debt expense, partially offset by increases in operational and marketing expenses. The decrease in bad debt expense reflected continued improvement in our portfolio trends which are further discussed below. The increase in operational and marketing expenses was primarily driven by increased information technology expenses, higher collection agency fees from higher recoveries and expenses related to our Fashion Rewards program.

Allowance for Credit Losses and Credit Trends

The following table illustrates activity in the allowance for credit losses for the past three fiscal years:

Fiscal year	2011	2010	2009
Allowance at beginning of year	$145	$190	$138
Bad debt provision	101	149	251
Write-offs	(153)	(211)	(209)
Recoveries	22	17	10
Allowance at end of year	$115	$145	$190

Net write-offs as a percentage of average credit card receivables	6.3%	9.2%	9.5%
30+ days delinquent as a percentage of ending credit card receivables	2.6%	3.0%	5.3%
Allowance as a percentage of ending credit card receivables	5.5%	6.9%	8.8%

CREDIT TRENDS

During 2011, our delinquency and net write-off results continued the improvements that began in 2010. Write-offs were higher during the first half of both 2011 and 2010, reflecting accounts that became delinquent during the second half of the prior years. For the full year, net write-offs in 2011 were $131, or 6.3% of average credit card receivables, a significant improvement over 2010 which remained consistent with 2009. Delinquencies have improved in both 2011 and 2010, and combined with the write-off results, we reduced our allowance for credit losses by $30 in 2011 and by $45 in 2010.

CREDIT QUALITY

The quality of our credit card receivables at any time reflects, among other factors, general economic conditions, the creditworthiness of our cardholders and the success of our account management and collection activities. In general, credit quality tends to decline, and the risk of credit losses tends to increase, during periods of deteriorating economic conditions. Through our underwriting and risk management standards and practices, we seek to maintain a high quality cardholder portfolio, thereby mitigating our exposure to credit losses. As of January 28, 2012, 78.1% of our credit card receivables were from cardholders with FICO scores of 660 or above (generally considered “prime” according to industry standards) compared with 76.2% as of January 29, 2011.

Total Company Results

Interest Expense, Net

Fiscal year	2011	2010	2009
Interest on long-term debt and short-term borrowings	$139	$133	$148
Less:
Interest income	(2)	(1)	(3)
Capitalized interest	(7)	(5)	(7)
Interest expense, net	$130	$127	$138

INTEREST EXPENSE, NET – 2011 VS 2010

Interest expense, net increased $3 in 2011 compared with 2010 due to higher debt balances, partially offset by lower average interest rates.

INTEREST EXPENSE, NET – 2010 VS 2009

Interest expense, net decreased $11 in 2010 compared with 2009 due to lower average interest rates, partially offset by higher debt balances.

Nordstrom, Inc. and subsidiaries  25

Income Tax Expense

	00000000	00000000	00000000
Fiscal year	2011	2010	2009
Income tax expense	$436	$378	$255
Effective tax rate	39.0%	38.2%	36.6%

The following table illustrates the components of our effective tax rate for 2011, 2010 and 2009:

	0000000	0000000	0000000
Fiscal year	2011	2010	2009
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income taxes	3.6	3.4	3.5
Non-taxable acquisition-related items	0.6	–	–
Deferred tax adjustment	–	–	(1.8)
Permanent differences	0.1	(0.2)	(0.6)
Other, net	(0.3)	–	0.5
Effective tax rate	39.0%	38.2%	36.6%

INCOME TAX EXPENSE – 2011 VS 2010

The increase in the effective tax rate for 2011 compared with 2010 was primarily due to non-taxable acquisition-related items, including goodwill impairment.

INCOME TAX EXPENSE – 2010 VS 2009

The increase in the effective tax rate for 2010 compared with 2009 was primarily due to the impact of a non-recurring benefit of approximately $12 from a deferred tax adjustment during the first quarter of 2009 related to the closure of our 2007 federal tax return audit.

Fourth Quarter Results

Quarter ended	January 28, 2012	January 29, 2011
Net sales	$3,169	$2,816
Credit card revenues	97	100
Gross profit	1,196	1,058
Selling, general and administrative (“SG&A”) expenses:
Retail	(818)	(697)
Credit	(58)	(55)
Net earnings	236	232
Earnings per diluted share	$1.11	$1.04

% of net sales:
Gross profit	37.7%	37.6%
Retail SG&A	25.8%	24.8%

Nordstrom’s fourth quarter performance was consistent with the strong trends the company experienced throughout 2011. Net earnings for the fourth quarter of 2011 were $236, or $1.11 per diluted share, compared with $232, or $1.04 per diluted share, in 2010.

NET SALES

Total sales for the quarter increased 12.5% to $3,169. Same-store sales increased 7.1%, with increases of 8.4% at Nordstrom and 2.2% at Nordstrom Rack.

Nordstrom same-store sales increased 8.4% for the quarter. Both the average selling price of our merchandise and the number of items sold increased for the quarter ended January 28, 2012 compared with the same period last year. Category highlights for the quarter were Handbags, Designer and Cosmetics. The South and Midwest were the top-performing geographic regions relative to the fourth quarter of 2010. The Direct channel continued to show strong performance, with a net sales increase of 35.1% in the fourth quarter of 2011, compared with the same period in 2010.

Nordstrom Rack net sales increased $85, or 17.7% for the quarter. Nordstrom Rack same-store sales increased 2.2% for the fourth quarter of 2011 compared with the fourth quarter of 2010. The average selling price of Nordstrom Rack merchandise increased while the number of items sold decreased for the quarter, compared with the same period in the prior year. Shoes and Accessories were the leading categories for Nordstrom Rack.

GROSS PROFIT

Our gross profit rate increased 12 basis points to 37.7% from 37.6% last year. The increase was driven by the ability to leverage buying and occupancy expenses. Our average inventory per square foot increased 11.9% on an 8.4% increase in sales per square foot compared with the fourth quarter of 2010. The higher increase in inventory per square foot, compared with the increase in sales per square foot, resulted from growing our inventory to what we consider to be an appropriate level to support our anticipated sales volume in the coming months.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for our Retail Business increased $121 compared with last year’s fourth quarter. The increase was primarily attributable to various customer facing e-commerce initiatives, including HauteLook, and sales growth in both existing and new stores. Our Retail SG&A rate increased approximately 107 basis points, driven primarily by HauteLook, including the impact of goodwill impairment.

In the fourth quarter, selling, general and administrative expenses for our Credit segment were $58, slightly up from $55 in 2010. The increase was primarily driven by higher collection agency fees from increased recovery efforts and an increase in information technology and marketing expenses, partially offset by lower bad debt expense resulting from continued improvements in our credit trends.

For further information on our quarterly results in 2011 and 2010, refer to Note 17: Selected Quarterly Data in the Notes to Consolidated Financial Statements in Item 8.

2012 Outlook

Our expectations for 2012 are as follows:

Same-store sales	4 to 6 percent increase
Credit card revenues	$0 to $10 increase
Gross profit rate[1]	5 to 35 basis point decrease
Selling, general and administrative expenses:
Retail	$265 to $330 increase
Credit	$10 to $20 increase
Interest expense, net	$25 to $30 increase
Effective tax rate	39.0 percent
Earnings per diluted share	$3.30 to $3.45
Diluted shares outstanding	213.0

1Includes both our Retail gross profit and the cost of our loyalty program, which is recorded in our Credit segment, as a percentage of net sales.

We plan to open one Nordstrom full-line store and have announced plans to open twelve Nordstrom Rack stores and relocate two Nordstrom Rack stores during 2012. This will increase our retail square footage by approximately 2.2%.

We expect our gross profit rate to decrease approximately 5 to 35 basis points, after the significant increases in 2011 and 2010. The decrease is expected as a result of an increasing mix of Nordstrom Rack stores, a reduction in shipping revenue as a result of launching free shipping and free returns for online purchases in 2011 and expenses related to our enhanced Fashion Rewards program.

The majority of the increase in our Retail SG&A expenses relates to our expectations for increased variable expenses consistent with the planned increase in sales, additional expenses from stores opened during 2011 and 2012 and accelerated investments in our business to improve the customer experience both in store and online.

For our Credit segment, we expect credit card revenues to be flat to slightly higher as a result of increased volume, offset by higher payment rates. We expect Credit SG&A expenses to increase $10 to $20 when compared with 2011 results as no planned reduction in our allowance for credit losses is expected while 2011 included $30 of reductions.

Interest expense, net is anticipated to increase $25 to $30 due to higher debt levels and a higher average cost of debt.

The guidance above includes the impact of the 53rd week of 2012, which we expect to add approximately $160 to $170 to net sales, and approximately $0.03 to $0.05 to earnings per diluted share.

Nordstrom, Inc. and subsidiaries  27

Return on Invested Capital (“ROIC”) (Non-GAAP financial measure)

We define ROIC as follows:

ROIC =	Net Operating Profit After Taxes
Average Invested Capital

We believe that ROIC is a useful financial measure for investors in evaluating our operating performance. When analyzed in conjunction with our net earnings and total assets and compared with return on assets (net earnings divided by average total assets), it provides investors with a useful tool to evaluate our ongoing operations and our management of assets from period to period. ROIC is one of our key financial metrics, and we also incorporate it into our executive incentive measures. We believe that overall performance as measured by ROIC correlates directly to shareholders’ return over the long term. For the 12 fiscal months ended January 28, 2012, our ROIC decreased to 13.3% compared with 13.6% for the 12 fiscal months ended January 29, 2011. ROIC is not a measure of financial performance under GAAP, should not be considered a substitute for return on assets, net earnings or total assets as determined in accordance with GAAP, and may not be comparable with similarly titled measures reported by other companies. The closest measure calculated using GAAP amounts is return on assets, which increased to 8.7% from 8.6% for the 12 fiscal months ended January 28, 2012, compared with the 12 fiscal months ended January 29, 2011. The following is a comparison of return on assets to ROIC:

	12 fiscal months ended
	January 28, 2012	January 29, 2011
Net earnings	$683	$613
Add: income tax expense	436	378
Add: interest expense	132	128
Earnings before interest and income tax expense	1,251	1,119

Add: rent expense	78	62
Less: estimated depreciation on capitalized operating leases[1]	(42)	(32)
Net operating profit	1,287	1,149

Estimated income tax expense[2]	(501)	(439)
Net operating profit after tax	$786	$710

Average total assets[3]	$7,890	$7,091
Less: average non-interest-bearing current liabilities[4]	(2,041)	(1,796)
Less: average deferred property incentives[3]	(504)	(487)
Add: average estimated asset base of capitalized operating leases[5]	555	425
Average invested capital	$5,900	$5,233

Return on assets	8.7%	8.6%
ROIC	13.3%	13.6%

[1]	Capitalized operating leases is our best estimate of the asset base we would record for our leases that are classified as operating if they had met the criteria for a capital lease, or we purchased the property. Asset base is calculated as described in footnote 5 below.

2Based upon our effective tax rate multiplied by the net operating profit for the 12 fiscal months ended January 28, 2012 and January 29, 2011.

3Based upon the trailing 12-month average, including cash and cash equivalents.

4Based upon the trailing 12-month average for accounts payable, accrued salaries, wages and related benefits, and other current liabilities.

[5]	Based upon the trailing 12-month average of the monthly asset base, which is calculated as the trailing 12-months rent expense multiplied by eight. The multiple of eight times rent expense is a commonly used method of estimating the asset base we would record for our capitalized operating leases described in footnote 1.

Our ROIC decreased compared with the prior year primarily due to an increase in our average invested capital, attributable primarily to growth in cash and cash equivalents. This was partly offset by an increase in our net operating profit after tax.

LIQUIDITY AND CAPITAL RESOURCES

We maintain a level of liquidity sufficient to allow us to cover our seasonal cash needs and to maintain appropriate levels of short-term borrowings. We believe that our operating cash flows, available credit facilities and potential future borrowings are sufficient to finance our cash requirements for the next 12 months and beyond.

Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments. We believe our existing cash on-hand, operating cash flows, available credit facilities and potential future borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives.

Operating Activities

Net cash provided by operating activities was $1,177 in each of 2011 and 2010. The majority of our operating cash inflows are derived from sales. We also receive cash payments for property incentives from developers. Our operating cash outflows generally consist of payments to our merchandise vendors (net of vendor allowances), payments to our employees for wages, salaries and other employee benefits and payments to our landlords for rent. Operating cash outflows also include payments for income taxes and interest payments on our short- and long-term borrowings.

Cash provided by operating activities was flat in 2011 compared with 2010 due to higher sales and earnings offset primarily by changes in working capital, including increased inventory purchases to align with sales trends.

In 2012, we expect our operating cash flows to increase as a result of higher sales and earnings.

Investing Activities

Net cash used in investing activities was $728 in 2011 and $462 in 2010. Our investing cash flows primarily consist of capital expenditures, changes in restricted cash accumulated for our next debt maturity in April 2012 and changes in credit card receivables associated with cardholder purchases outside of Nordstrom using our Nordstrom VISA credit cards.

CAPITAL EXPENDITURES

Our capital expenditures over the last three years totaled $1,270, with $511 in 2011, $399 in 2010 and $360 in 2009. Capital expenditures included investments in new stores, relocations and remodels and information technology improvements.

Capital expenditures increased in 2011 compared with 2010 primarily due to e-commerce and technology investments and the timing of expenditures incurred for new stores and remodels. The following table summarizes our store count and square footage activity:

	Store count			Square footage
Fiscal year	2011	2010	2009	2011	2010	2009
Total, beginning of year	204	184	169	23.8	22.8	21.9
Store openings:
Nordstrom full-line stores	3	3	3	0.4	0.4	0.5
Nordstrom Rack and other stores	19	17	13	0.7	0.6	0.4
Closed stores	(1)	–	(1)	(0.2)	–	–
Total, end of year	225	204	184	24.7	23.8	22.8

We relocated two Nordstrom Rack stores in 2011, compared with one Nordstrom full-line store and one Nordstrom Rack store in 2010. Our 2011 store openings and relocations increased our gross square footage by 3.8%.

To date in 2012, we have opened one Nordstrom Rack store and relocated one Nordstrom Rack store. During the remainder of 2012, we anticipate opening one Nordstrom full-line store and eleven Nordstrom Rack stores, as well as relocating one Nordstrom Rack store. This will increase our gross square footage by approximately 2.2%.

We received property incentives from our developers of $78 in 2011, $95 in 2010 and $96 in 2009. These incentives are included in our cash provided by operations in our consolidated statements of cash flows. However, operationally we view these as an offset to our capital expenditures. Our capital expenditure percentages, net of property incentives, by category are summarized as follows:

Fiscal year	2011	2010	2009
Category and expenditure percentage:
New store openings, relocations and remodels	62%	67%	74%
Information technology	20%	15%	13%
Other	18%	18%	13%
Total	100%	100%	100%

Other capital expenditures consist of ongoing improvements to our stores in the ordinary course of business and expenditures related to various growth initiatives.

Nordstrom, Inc. and subsidiaries  29

We expect that our capital expenditures, net of property incentives, will be approximately $3,300 over the next five years, with approximately $480 to $520 in 2012. Over these five years, we expect that approximately 60% of our net capital expenditures will be for new store openings, relocations and remodels, 30% for information technology and 10% for other projects. Our current five-year plan includes thirteen new stores and three relocations announced through 2013, and two new stores announced with dates to be determined. These would represent a 3.3% increase in square footage. Of the announced new stores, twelve will be Nordstrom Rack stores. We believe that we have the capacity for additional capital investments should opportunities arise.

CHANGE IN RESTRICTED CASH

In connection with the April 2012 maturity of our securitized Series 2007-2 Class A & B Notes totaling $500, we began making monthly cash deposits into a restricted account in December 2011. As of January 28, 2012, we had accumulated $200, which is included in our consolidated balance sheet in prepaid expense and other. See further discussion in Credit Capacity and Commitments below.

CHANGE IN CREDIT CARD RECEIVABLES ORIGINATED AT THIRD PARTIES

The Nordstrom VISA credit cards allow our customers to make purchases at merchants outside of our stores and accumulate points for our Nordstrom Fashion Rewards® program. In 2011, change in credit card receivables from customers’ third-party purchases using their Nordstrom VISA credit cards decreased to $7, compared with $66 in 2010, as a result of improved payment rates.

Financing Activities

Net cash used in financing activities was $78 in 2011 compared with $4 in 2010. Our financing activities include our short-term and long-term borrowing activity, repurchases of common stock and dividends paid.

SHORT-TERM AND LONG-TERM BORROWING ACTIVITY

During 2011, we issued $500 of senior unsecured notes at 4.00%, due October 2021. After deducting the original issue discount of $1, net proceeds from the offering were $499. Additionally, we issued $325 Series 2011-1 Class A Notes at 2.28%, due October 2016. We had no short-term borrowings and no amounts outstanding on our revolving line of credit during the year.

During 2011, we received proceeds of $72 from the sale of our interest rate swap agreements (collectively, the “swap”) with a $650 notional amount maturing in 2018. Under the swap, we received a fixed rate of 6.25% and paid a variable rate based on one-month LIBOR plus a margin of 2.9%. As of the swap’s sale date, the accumulated adjustment to our long-term debt was $72, which will be amortized as a reduction of interest expense over the remaining life of the related debt.

SHARE REPURCHASES

In August 2010, our Board of Directors authorized a program (the “2010 Program”) to repurchase up to $500 of our outstanding common stock, through January 28, 2012. In May 2011, our Board of Directors authorized a new program (the “2011 Program”) to repurchase up to $750 of our outstanding common stock, through February 2, 2013, in addition to the remaining amount available for repurchase under the 2010 Program. During 2011, we repurchased 18.5 shares of our common stock for an aggregate purchase price of $851. We completed our 2010 Program in the second quarter of 2011, and as of January 28, 2012, had $310 in remaining share repurchase capacity under the 2011 Program. Subsequent to year-end, in February 2012, our Board of Directors authorized a new program (the “2012 Program”) to repurchase up to $800 of our outstanding common stock, through February 1, 2014, in addition to the amount available for repurchase under the 2011 Program. The actual number and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission rules.

DIVIDENDS

In 2011, we paid dividends of $197, or $0.92 per share, compared with $167, or $0.76 per share, in 2010. During the first quarter of 2011, we increased our quarterly dividend from $0.20 per share to $0.23 per share. In determining the amount of dividends to pay, we analyze our dividend payout ratio and dividend yield, while taking into consideration our current and projected operating performance and liquidity. We target a 25% to 30% dividend payout ratio, which is calculated as our dividend payments divided by net earnings.

In February 2012, we declared a quarterly dividend of $0.27 per share, increased from $0.23 per share in 2011.

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

To compensate for these limitations, we analyze Free Cash Flow in conjunction with other GAAP financial and performance measures impacting liquidity, including operating cash flows. The closest GAAP measure calculated using GAAP amounts is net cash provided by operating activities, which was $1,177 for each of the 12 months ended January 28, 2012 and January 29, 2011. The following is a reconciliation of our net cash provided by operating activities and Free Cash Flow:

Fiscal year	2011	2010
Net cash provided by operating activities	$1,177	$1,177
Less: capital expenditures	(511)	(399)
Less: cash dividends paid	(197)	(167)
Less: change in credit card receivables originated at third parties	(7)	(66)
(Less) Add: change in cash book overdrafts	(30)	37
Free Cash Flow	$432	$582

Net cash used in investing activities	$(728)	$(462)
Net cash used in financing activities	$(78)	$(4)

Credit Capacity and Commitments

As of January 28, 2012, we had total short-term borrowing capacity available for general corporate purposes of $800. Of the total capacity, we had $600 under our commercial paper program, which is backed by our unsecured revolving credit facility (“revolver”) and $200 under our 2007-A Variable Funding Note (“2007-A VFN”).

During 2011, we entered into a new revolver with a capacity of $600, which expires in June 2016. This revolver replaced our previous $650 unsecured line of credit which was scheduled to expire in August 2012. Under the terms of the revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes, including liquidity support for our commercial paper program. We have the option to increase the revolving commitment by up to $100, to a total of $700, provided that we obtain written consent from the new lenders. During 2011, we had no borrowings under our revolver.

Our $600 commercial paper program allows us to use the proceeds to fund share repurchases as well as operating cash requirements. Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. The issuance of commercial paper has the effect, while it is outstanding, of reducing borrowing capacity under our revolver by an amount equal to the principal amount of commercial paper. During 2011, we had no outstanding issuances under our $600 commercial paper program.

During 2011, we amended the terms of our 2007-A VFN to reduce the borrowing capacity to $200, maturing in January 2013, from the previous $300 facility. The 2007-A VFN is backed by all of the Nordstrom private label card receivables and a 90% interest in the co-branded Nordstrom VISA credit card receivables. Borrowings under the 2007-A VFN incur interest based upon one-month LIBOR plus 35 basis points. We pay a commitment fee for the notes based on the size of the commitment. During 2011, we had no borrowings against this facility.

Our wholly owned federal savings bank, Nordstrom fsb, also maintains a variable funding facility with a short-term credit capacity of $100. This facility is backed by the remaining 10% interest in the Nordstrom VISA credit card receivables and is available, if needed, to provide liquidity support to Nordstrom fsb. Borrowings under the facility incur interest based upon the cost of commercial paper issued by the third-party bank conduit plus specified fees. During 2011, Nordstrom fsb had no borrowings under this facility.

We currently have an automatic shelf registration statement on file with the Securities and Exchange Commission, whereby we are authorized to issue registered debt.

Nordstrom, Inc. and subsidiaries  31

Our next debt maturity is in April 2012 for our $500 securitized Series 2007-2 Class A & B Notes. In connection with this debt maturity, we began making monthly cash deposits into a restricted account in December 2011. As of January 28, 2012, we had accumulated $200, which is included in our consolidated balance sheet in prepaid expense and other. After evaluating credit markets and our financing needs as we approached this maturity, we issued $500 of senior unsecured notes and $325 of securitized Series 2011-1 Class A Notes, in the second half of 2011. This will allow us to maintain an Adjusted Debt to Earnings before Interest, Income Taxes, Depreciation, Amortization and Rent ratio within our targeted range. We continue to monitor credit markets and our potential future financing needs in order to ensure we have adequate cash on hand. In the first quarter of 2012, we expect to retire the Series 2007-2 Class A & B Notes with the accumulated restricted cash upon maturity.

We maintain trade and standby letters of credit to facilitate international payments. As of January 28, 2012, we have $10 available under a trade letter of credit, with $2 outstanding. We additionally hold a $15 standby letter of credit, with $1 outstanding under this facility at the end of the year.

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

The rate depends upon the type of borrowing incurred, plus in each case an applicable margin. This applicable margin varies depending upon the credit ratings assigned to our long-term unsecured debt. At the time of this report, our long-term unsecured debt ratings, outlook and resulting applicable margin were as follows:

	$000,000,000	$000,000,000
	Credit Ratings	Outlook
Moody’s	Baa1	Stable
Standard & Poor’s	A–	Stable

	Base Interest Rate	Applicable Margin
Euro-Dollar Rate Loan	LIBOR	1.125%
Base Rate Loan	various	0.125%

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

Debt Covenants

The revolver requires that we maintain a leverage ratio, defined as Adjusted Debt to Earnings before Interest, Income Taxes, Depreciation, Amortization and Rent (“EBITDAR”), of less than four times (see the following additional discussion of Adjusted Debt to EBITDAR).

As of January 28, 2012 and January 29, 2011, we were in compliance with this covenant. We will continue to monitor this covenant to ensure that we make any necessary adjustments to our plans, and we believe that we will remain in compliance with this covenant during 2012.

Adjusted Debt to EBITDAR (Non-GAAP financial measure)

Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our current goal is to manage debt levels to maintain an investment-grade credit rating as well as operate with an efficient capital structure for our size, growth plans and industry. Investment-grade credit ratings are important to maintaining access to a variety of short-term and long-term sources of funding, and we rely on these funding sources to continue to grow our business. We believe a higher ratio, among other factors, could result in rating agency downgrades. In contrast, we believe a lower ratio would result in a higher cost of capital and could negatively impact shareholder returns. As of January 28, 2012, our Adjusted Debt to EBITDAR was 2.4 compared with 2.2 as of January 29, 2011. The increase was primarily the result of increased levels of debt as a result of new borrowings during 2011, a portion of which was done in anticipation of pre-funding our next debt maturity in April 2012 for our $500 securitized Series 2007-2 Class A & B Notes.

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

To compensate for these limitations, we analyze Adjusted Debt to EBITDAR in conjunction with other GAAP financial and performance measures impacting liquidity, including operating cash flows, capital spending and net earnings. The closest measure calculated using GAAP amounts is debt to net earnings, which was 5.3 and 4.5 for 2011 and 2010. The following is a comparison of debt to net earnings and Adjusted Debt to EBITDAR:

	2011[1]	2010[1]
Debt	$3,647	$2,781
Add: rent expense x 8[2]	627	500
Less: fair value hedge adjustment included in long-term debt	(72)	(25)
Adjusted Debt	$4,202	$3,256

Net earnings	683	613
Add: income tax expense	436	378
Add: interest expense, net	130	127
Earnings before interest and income taxes	1,249	1,118

Add: depreciation and amortization expenses	371	327
Add: rent expense	78	62
Add: non-cash acquisition-related charges	21	–
EBITDAR	$1,719	$1,507

Debt to Net Earnings	5.3	4.5
Adjusted Debt to EBITDAR	2.4	2.2

[1]	The components of Adjusted Debt are as of January 28, 2012 and January 29, 2011, while the components of EBITDAR are for the 12 months ended January 28, 2012 and January 29, 2011.
[2]	The multiple of eight times rent expense used to calculate Adjusted Debt is a commonly used method of estimating the debt we would record for our leases that are classified as operating if they had met the criteria for a capital lease, or we had purchased the property.

Nordstrom, Inc. and subsidiaries  33

Contractual Obligations

The following table summarizes our contractual obligations and the expected effect on our liquidity and cash flows as of January 28, 2012. We expect to fund these commitments primarily with operating cash flows generated in the normal course of business and credit available to us under existing and potential future facilities.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$5,303	$674	$729	$614	$3,286
Capital lease obligations	13	2	4	4	3
Operating leases	1,063	122	229	206	506
Purchase obligations	1,443	1,273	141	28	1
Other long-term liabilities	261	–	45	29	187
Total	$8,083	$2,071	$1,148	$881	$3,983

Included in the required debt repayments disclosed above are estimated total interest payments of $1,725 as of January 28, 2012, payable over the remaining life of the debts.

The capital and operating lease obligations in the table above do not include payments for operating expenses that are required by most of our lease agreements. Such expenses, which include common area charges, real estate taxes and other executory costs, totaled $69 in 2011, $65 in 2010 and $60 in 2009. In addition, some of our leases require additional rental payments based on a percentage of our sales, referred to as “percentage rent.” Percentage rent, which is also excluded from the obligations in the table above, was $12 in 2011 and $9 in each of 2010 and 2009.

Purchase obligations primarily consist of purchase orders for unreceived goods or services and capital expenditure commitments.

Other long-term liabilities consist of workers’ compensation and general liability insurance reserves and postretirement benefits. The payment amounts presented above were estimated based on historical payment trends. Other long-term liabilities not requiring cash payments, such as deferred property incentives and deferred revenue, were excluded from the table above. Also excluded from the table above are unrecognized tax benefits of $18, as we are unable to reasonably estimate the timing of future cash payments, if any, for these liabilities.

Off-Balance Sheet Arrangements

We enter into commitments to extend credit to customers for use at third parties through our Nordstrom VISA credit cards. The unused credit card capacity available to our customers represents an off-balance sheet commitment. As of January 28, 2012, this unfunded commitment was $14,284.

We had no other off-balance sheet arrangements, other than operating leases entered into in the normal course of business, during 2011.

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

Allowance for Credit Losses

The allowance for credit losses reflects our best estimate of the losses inherent in our credit card receivables as of the balance sheet date, including uncollectible finance charges and fees. We estimate such credit losses based on several factors, including historical aging and delinquency trends, write-off experience, concentration and risk metrics, and general economic conditions.

We believe the allowance for credit losses is adequate to cover anticipated losses in our credit card receivables under current conditions; however, significant deterioration in any of the factors mentioned above could materially change these expectations. During 2011, our delinquency and net write-off results continued the improvements began in 2010. As a result of these improvements, we reduced our allowance for credit losses by $30 during 2011, from $145 to $115, and by $45 during 2010, from $190 to $145. A 10% change in our allowance for credit losses would have affected net earnings by $7 for the fiscal year ended January 28, 2012.

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

Although we believe we have sufficient current and historical knowledge to record reasonable estimates of sales returns, there is a possibility that actual returns could differ from recorded amounts. In the past three years, we have made no material changes to our estimates included in the calculations of our sales return reserve. A 10% change in the sales return reserve would have had a $6 impact on our net earnings for the year ended January 28, 2012.

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

We do not believe that the assumptions used in these estimates will change significantly based on prior experience. In the past three years, we have made no material changes to our estimates included in the calculations of the obsolescence reserve. A 10% change in the obsolescence reserve would not have had a material effect on our net earnings for the year ended January 28, 2012.

Goodwill

We review our goodwill annually for impairment, or when circumstances indicate its carrying value may not be recoverable. We perform this evaluation at the reporting unit level, comprised of the principal business units within our Retail segment. To assess the fair value of our HauteLook goodwill, we utilize both an income approach and a market approach. To determine the fair value of goodwill related to nordstrom.com and Jeffrey, we utilize a market approach. We compare the fair value of the reporting unit to its carrying value to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of the goodwill.

As part of our impairment testing, we utilize certain assumptions and apply judgment regarding a number of factors. Significant estimates in the market approach include identifying similar companies and acquisitions with comparable business factors such as size, growth, profitability, risk and return of investment and assessing comparable earnings or revenue multiples in estimating the fair value of the reporting unit. Assumptions in the income approach include future cash flows for the business, future growth rates and discount rates. Estimates of cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. Based on the results of our 2011 review, we recognized an impairment charge of $25 related to our HauteLook goodwill. We did not recognize an impairment loss for goodwill in 2010. A 10% change in our fair value measurement for HauteLook goodwill would have impacted net earnings by approximately $15 for the fiscal year ended January 28, 2012.

Income Taxes

We regularly evaluate the likelihood of realizing the benefit for income tax positions we have taken in various federal, state and foreign filings by considering all relevant facts, circumstances and information available to us. If we believe it is more likely than not that our position will be sustained, we recognize a benefit at the largest amount which we believe is cumulatively greater than 50% likely to be realized. Our unrecognized tax benefit was $21 as of January 28, 2012 and $43 as of January 29, 2011.

Unrecognized tax benefits require significant management judgment regarding applicable statutes and their related interpretation, the status of various income tax audits and our particular facts and circumstances. Also, as audits are completed or statutes of limitations lapse, it may be necessary to record adjustments to our taxes payable, deferred tax assets, tax reserves or income tax expense. Such adjustments did not materially impact our effective income tax rate in 2011 or 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to our consolidated financial statements for a discussion of recent accounting pronouncements. We do not expect any of these pronouncements to have a material effect on our results of operations, liquidity or capital resources.

Nordstrom, Inc. and subsidiaries  35

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Dollars in millions

INTEREST RATE RISK

We are exposed to interest rate risk primarily from changes in short-term interest rates. As of January 28, 2012, we had cash and cash equivalents of $1,877, which generate interest income at variable rates, and gross credit card receivables of $2,074, which generate finance charge income at a combination of fixed and variable rates. Additionally, we have long-term debt of $3,647, including $500 that bears interest at floating LIBOR-based rates and is scheduled to mature in April 2012. Interest rate fluctuations can affect our interest income, credit card revenues and interest expense. See Note 3: Accounts Receivable and Note 8: Debt and Credit Facilities in Item 8 for additional information.

We use sensitivity analyses to measure and assess our interest rate risk exposure. For purposes of presenting the potential earnings effect of a reasonably possible hypothetical change in interest rates from our reporting date, we utilized two sensitivity scenarios: (i) linear growth of approximately 140 basis points over the year, and (ii) linear decline of approximately 20 basis points over the year, due to the fact that current interest rates are at or near historically low levels. Other key parameters and assumptions in our sensitivity analyses include the average cash and cash equivalents balance, average credit card receivables balance and no new floating rate debt issuance. The first hypothetical scenario would result in an approximate $10 increase in future earnings, while the second hypothetical scenario would not have a material effect on future earnings.

We occasionally enter into interest rate swaps typically to convert fixed-rate debt to variable-rate debt. We did not have interest rate swaps on our debt as of January 28, 2012, although we continue to amortize, as a reduction of interest expense, the remaining adjustment to long-term debt originating from gains realized on previously designated fair value hedges. For our long-term fixed-rate debt, our exposure to interest rate changes is limited to the change in fair value of the debt. As of January 28, 2012, the fair value of our fixed-rate debt was $3,652.

FOREIGN CURRENCY EXCHANGE RISK

The majority of our revenues, expenses and capital expenditures are transacted in U.S. dollars. However, we periodically enter into merchandise purchase orders denominated primarily in Euros. From time to time we may use forward contracts to hedge against fluctuations in foreign currency prices. As of January 28, 2012, we had no outstanding forward contracts.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nordstrom, Inc.

Seattle, Washington

We have audited the accompanying consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the “Company”) as of January 28, 2012 and January 29, 2011, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended January 28, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nordstrom, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Seattle, Washington

March 16, 2012

Nordstrom, Inc. and subsidiaries  37

Nordstrom, Inc.

Consolidated Statements of Earnings

In millions except per share amounts

Fiscal year	2011	2010	2009
Net sales	$10,497	$9,310	$8,258
Credit card revenues	380	390	369
Total revenues	10,877	9,700	8,627
Cost of sales and related buying and occupancy costs	(6,592)	(5,897)	(5,328)
Selling, general and administrative expenses:
Retail	(2,807)	(2,412)	(2,109)
Credit	(229)	(273)	(356)
Earnings before interest and income taxes	1,249	1,118	834
Interest expense, net	(130)	(127)	(138)
Earnings before income taxes	1,119	991	696
Income tax expense	(436)	(378)	(255)
Net earnings	$683	$613	$441

Earnings per share:
Basic	$3.20	$2.80	$2.03
Diluted	$3.14	$2.75	$2.01

Weighted-average shares outstanding:
Basic	213.5	218.8	216.8
Diluted	217.7	222.6	219.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.

Consolidated Balance Sheets

In millions

	January 28, 2012	January 29, 2011
Assets
Current assets:
Cash and cash equivalents	$1,877	$1,506
Accounts receivable, net	2,033	2,026
Merchandise inventories	1,148	977
Current deferred tax assets, net	220	236
Prepaid expenses and other	282	79
Total current assets	5,560	4,824

Land, buildings and equipment, net	2,469	2,318
Goodwill	175	53
Other assets	287	267
Total assets	$8,491	$7,462

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$917	$846
Accrued salaries, wages and related benefits	388	375
Other current liabilities	764	652
Current portion of long-term debt	506	6
Total current liabilities	2,575	1,879

Long-term debt, net	3,141	2,775
Deferred property incentives, net	500	495
Other liabilities	319	292

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 207.6 and 218.0 shares issued and outstanding	1,484	1,168
Retained earnings	517	882
Accumulated other comprehensive loss	(45)	(29)
Total shareholders’ equity	1,956	2,021
Total liabilities and shareholders’ equity	$8,491	$7,462

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc. and subsidiaries  39

Nordstrom, Inc.

Consolidated Statements of Shareholders’ Equity

In millions except per share amounts

	Common Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at January 31, 2009	215.4	$997	$223	$(10)	$1,210
Net earnings	–	–	441	–	441
Other comprehensive loss:
Postretirement plan adjustments, net of tax of $6	–	–	–	(9)	(9)

Comprehensive net earnings					432
Dividends ($0.64 per share)	–	–	(139)	–	(139)
Issuance of common stock under stock compensation plans	2.3	41	–	–	41
Stock-based compensation	–	28	–	–	28
Balance at January 30, 2010	217.7	$1,066	$525	$(19)	$1,572
Net earnings	–	–	613	–	613
Other comprehensive loss:
Postretirement plan adjustments, net of tax of $7	–	–	–	(10)	(10)

Comprehensive net earnings					603
Dividends ($0.76 per share)	–	–	(167)	–	(167)
Issuance of common stock under stock compensation plans	2.5	65	–	–	65
Stock-based compensation	0.1	37	–	–	37
Repurchase of common stock	(2.3)	–	(89)	–	(89)
Balance at January 29, 2011	218.0	$1,168	$882	$(29)	$2,021
Net earnings	–	–	683	–	683
Other comprehensive loss:
Postretirement plan adjustments, net of tax of $10	–	–	–	(16)	(16)

Comprehensive net earnings					667
Dividends ($0.92 per share)	–	–	(197)	–	(197)
Issuance of common stock for HauteLook acquisition	3.5	148	–	–	148
Issuance of common stock under stock compensation plans	3.4	95	–	–	95
Stock-based compensation	1.2	73	–	–	73
Repurchase of common stock	(18.5)	–	(851)	–	(851)
Balance at January 28, 2012	207.6	$1,484	$517	$(45)	$1,956

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.

Consolidated Statements of Cash Flows

In millions

Fiscal year	2011	2010	2009
Operating Activities
Net earnings	$683	$613	$441
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses	371	327	313
Amortization of deferred property incentives and other, net	(46)	(54)	(42)
Deferred income taxes, net	14	2	(58)
Stock-based compensation expense	50	42	32
Tax benefit from stock-based compensation	20	15	6
Excess tax benefit from stock-based compensation	(22)	(16)	(7)
Provision for bad debt expense	101	149	251
Change in operating assets and liabilities:
Accounts receivable	(98)	(74)	(159)
Merchandise inventories	(137)	(80)	(1)
Prepaid expenses and other assets	–	1	(38)
Accounts payable	54	72	168
Accrued salaries, wages and related benefits	6	37	120
Other current liabilities	95	42	81
Deferred property incentives	78	95	96
Other liabilities	8	6	48
Net cash provided by operating activities	1,177	1,177	1,251

Investing Activities
Capital expenditures	(511)	(399)	(360)
Change in restricted cash	(200)	–	–
Change in credit card receivables originated at third parties	(7)	(66)	(182)
Other, net	(10)	3	1
Net cash used in investing activities	(728)	(462)	(541)

Financing Activities
Repayments from commercial paper borrowings, net	–	–	(275)
Proceeds from long-term borrowings, net of discounts	824	498	399
Principal payments on long-term borrowings	(6)	(356)	(25)
Proceeds from sale of interest rate swap	72	–	–
(Decrease) increase in cash book overdrafts	(30)	37	9
Cash dividends paid	(197)	(167)	(139)
Payments for repurchase of common stock	(840)	(84)	–
Proceeds from issuances under stock compensation plans	76	48	34
Excess tax benefit from stock-based compensation	22	16	7
Other, net	1	4	3
Net cash (used in) provided by financing activities	(78)	(4)	13

Net increase in cash and cash equivalents	371	711	723
Cash and cash equivalents at beginning of year	1,506	795	72
Cash and cash equivalents at end of year	$1,877	$1,506	$795

Supplemental Cash Flow Information
Cash paid during the year for:
Interest (net of capitalized interest)	$124	$121	$134
Income taxes	$398	$381	$240

Non-cash investing activity:
Issuance of common stock for HauteLook acquisition	$148	–	–

 The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc. and subsidiaries  41

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Founded in 1901 as a shoe store in Seattle, Washington, today Nordstrom, Inc. is a leading fashion specialty retailer that offers customers a well-edited selection of high-quality fashion brands focused on apparel, shoes, cosmetics and accessories for men, women and children. This breadth of merchandise allows us to serve a wide range of customers who appreciate quality fashion and a superior shopping experience. We offer a wide selection of brand name and private label merchandise through multiple retail channels, including 117 ‘Nordstrom’ branded full-line stores and online store at www.nordstrom.com (collectively, “Nordstrom”), 104 off-price ‘Nordstrom Rack’ stores, our ‘HauteLook’ online private sale subsidiary, two ‘Jeffrey’ boutiques, one philanthropic ‘treasure&bond’ store and one ‘Last Chance’ clearance store. Our stores are located in 30 states throughout the U.S.

Through our Credit segment, we provide our customers with a variety of payment products and services, including a Nordstrom private label card, two Nordstrom VISA credit cards and a debit card for Nordstrom purchases. These products also allow our customers to participate in our loyalty program.

Fiscal Year

We operate on a 52/53-week fiscal year ending on the Saturday closest to January 31st. References to 2011, 2010 and 2009 relate to the 52-week fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010. References to 2012 relate to the 53-week fiscal year ending February 2, 2013.

Principles of Consolidation

The consolidated financial statements include the balances of Nordstrom, Inc. and its subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities during the reporting period. Uncertainties regarding such estimates and assumptions are inherent in the preparation of financial statements and actual results may differ from these estimates and assumptions. Our significant accounting judgments and estimates include the allowance for credit losses, revenue recognition, inventory, goodwill and income taxes.

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

Fiscal year	2011	2010	2009
Allowance at beginning of year	$85	$76	$70
Additions	1,411	1,180	1,030
Returns, net[1]	(1,393)	(1,171)	(1,024)
Allowance at end of year	$103	$85	$76

1Returns, net consist of actual returns offset by the value of the merchandise returned and the sales commission reversed.

Credit Card Revenues

Credit card revenues include finance charges, late fees and other revenue generated by our combined Nordstrom private label card and Nordstrom VISA credit card programs, and interchange fees generated by the use of Nordstrom VISA cards at third-party merchants. These fees are assessed according to the terms of the related cardholder agreements and recognized as revenue when earned.

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

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

Rent

We recognize minimum rent expense, net of landlord reimbursements, on a straight-line basis over the minimum lease term from the time that we control the leased property. For leases that contain predetermined, fixed escalations of the minimum rent, we recognize the rent expense on a straight-line basis and record the difference between the rent expense and the rent payable as a deferred credit. Contingent rental payments, typically based on a percentage of sales, are recognized in rent expense when payment of the contingent rent is probable.

We receive incentives from landlords to construct stores in certain developments. These property incentives are recorded as a deferred credit and recognized as a reduction of rent expense on a straight-line basis over the lease term. At the end of 2011 and 2010, the deferred credit balance was $556 and $553.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and benefit costs (other than those included in buying and occupancy costs), advertising, shipping and handling costs, bad debt expense related to our credit card operations and other miscellaneous expenses.

Advertising

Advertising production costs for Internet, magazines, store events and other media are expensed the first time the advertisement is run. Total advertising expenses, net of vendor allowances, of $128, $114 and $85 in 2011, 2010 and 2009 were included in selling, general and administrative expenses.

Vendor Allowances

We receive allowances from merchandise vendors for cosmetic selling expenses, purchase price adjustments, cooperative advertising programs and various other expenses. Allowances for cosmetic selling expenses are recorded in selling, general and administrative expenses as a reduction of the related costs when incurred. Purchase price adjustments are recorded as a reduction of cost of sales at the point they have been earned and the related merchandise has been sold. Allowances for cooperative advertising and promotion programs and other expenses are recorded in selling, general and administrative expenses as a reduction of the related costs when incurred. Any allowances in excess of actual costs incurred that are included in selling, general and administrative expenses are recorded as a reduction of cost of sales. Vendor allowances earned are as follows:

Fiscal year	2011	2010	2009
Cosmetic selling expenses	$128	$118	$106
Purchase price adjustments	108	96	91
Cooperative advertising and promotion	78	67	63
Other	2	2	2
Total vendor allowances	$316	$283	$262

Shipping and Handling Costs

Our shipping and handling costs include payments to third-party shippers and costs to hold, move and prepare merchandise for shipment. These costs do not include in-bound freight to our distribution centers, which we include in the cost of our inventory. Shipping and handling costs of $178, $133 and $103 in 2011, 2010 and 2009 were included in selling, general and administrative expenses.

Loyalty Program

Customers who use our Nordstrom private label credit or debit card or our Nordstrom VISA credit cards can participate in the Nordstrom Fashion Rewards® program through which customers accumulate points based on their level of spending. Upon reaching a certain threshold, customers receive Nordstrom Notes®, which can be redeemed for goods or services in our stores and online. Starting in January 2012, all Fashion Rewards customers receive a credit for complimentary alterations and a personal triple points day, in addition to early access to sales events. As part of these changes, Nordstrom Rack is also now included with all bonus points events and the spend requirements for customers to achieve our two highest benefit levels have been lowered. With increased spending, they can receive additional amounts of these benefits as well as access to exclusive fashion and shopping events.

We estimate the net cost of Nordstrom Notes that will be issued and redeemed, and record this cost as rewards points are accumulated. These costs, as well as complimentary alterations, are recorded in cost of sales given that we provide customers with products and services for these rewards. Other costs of the loyalty program, including shipping and fashion events, are recorded in selling, general and administrative expenses.

Stock-Based Compensation

We recognize stock-based compensation expense related to stock options at their estimated grant date fair value, recorded on a straight-line basis over the requisite service period. The total compensation expense is reduced by estimated forfeitures expected to occur over the vesting period of the award. We estimate the grant date fair value of stock options using the Binomial Lattice option valuation model. Stock-based compensation expense also includes amounts related to HauteLook stock compensation, performance share units and our Employee Stock Purchase Plan, based on their fair values as of the end of each reporting period.

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

Gift Cards

We recognize revenue from the sale of gift cards when the gift card is redeemed by the customer, or we recognize breakage income when the likelihood of redemption, based on historical experience, is deemed to be remote. Based on an analysis of our program since its inception in 1999, we determined that balances remaining on cards issued beyond five years are unlikely to be redeemed and therefore may be recognized as income. Breakage income was $9, $9 and $8 in 2011, 2010 and 2009. To date, our breakage rate is approximately 3.0% of the amount initially issued as gift cards. Gift card breakage income is included in selling, general and administrative expenses in our consolidated statement of earnings. We had outstanding gift card liabilities of $209 and $188 at the end of 2011 and 2010, which are included in other current liabilities.

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

Comprehensive Net Earnings

Comprehensive net earnings include net earnings and other comprehensive earnings and losses. Other comprehensive earnings and losses in 2011, 2010 and 2009 consisted of adjustments, net of tax, related to our postretirement benefit obligations. Accumulated other comprehensive losses at the end of 2011 and 2010 consisted of unrecognized losses on postretirement benefit obligations.

Cash Equivalents

Cash equivalents are short-term investments with a maturity of three months or less from the date of purchase and are carried at amortized cost, which approximates fair value. Our cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable at the end of 2011 and 2010 included $81 and $111 of checks not yet presented for payment drawn in excess of our bank deposit balances.

Accounts Receivable

Accounts receivable includes credit card receivables from our Nordstrom private label and VISA credit cards, as well as credit and debit card receivables due from third party financial institutions. We record credit card receivables on our consolidated balance sheets at the outstanding balance, net of an allowance for credit losses. The allowance for credit losses reflects our best estimate of the losses inherent in our receivables as of the balance sheet date, including uncollectible finance charges and fees. We estimate such credit losses based on several factors, including historical aging and delinquency trends, write-off experience, concentration and risk metrics and general economic conditions. Credit card receivables constitute unsecured consumer loans, for which the risk of cardholder default and associated credit losses tend to increase as general economic conditions deteriorate.

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

We recognize finance charges and fees on delinquent accounts until they become 120 days past due, after which we place accounts on non-accrual status. Payments received for accounts on non-accrual status are applied to accrued finance charges, fees and principal balances consistent with other accounts, with subsequent finance charge income recognized only when actually received. Non-accrual accounts may return to accrual status when we receive three consecutive minimum payments or the equivalent lump sum.

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

Our Nordstrom private label credit card can be used only in Nordstrom stores and on our website, while our Nordstrom VISA cards allow our customers the option of using the cards for purchases of Nordstrom merchandise and services, as well as for purchases outside of Nordstrom. Cash flows from the use of both the private label and Nordstrom VISA credit cards for sales originating at our stores and our website are treated as an operating activity within the consolidated statements of cash flows, as they relate to sales at Nordstrom. Cash flows arising from the use of Nordstrom VISA cards outside of our stores are treated as an investing activity within the consolidated statements of cash flows, as they represent loans made to our customers for purchases at third parties.

Merchandise Inventories

Merchandise inventories are valued at the lower of cost or market, using the retail method (weighted-average cost).

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

Depreciation is computed using the straight-line method over the asset’s estimated useful life, which is determined by asset category as follows:

Asset	Life (in years)
Buildings and improvements	5 - 40
Store fixtures and equipment	3 - 15
Leasehold improvements	Shorter of initial lease term or asset life
Capitalized software	3 - 7

Leasehold improvements made at the inception of the lease are amortized over the shorter of the initial lease term or the asset life. Leasehold improvements made during the lease term are amortized over the shorter of the asset life or the remaining lease term. Lease terms include the fixed, non-cancelable term of a lease, plus any renewal periods determined to be reasonably assured.

Goodwill, Intangible Assets and Long-Lived Assets

Goodwill represents the excess of acquisition cost over the fair value of the related net assets acquired, and is not subject to amortization. As of January 28, 2012, we had HauteLook goodwill of $121 and nordstrom.com and Jeffrey goodwill of $53. We review our goodwill annually for impairment or when circumstances indicate its carrying value may not be recoverable. We review our HauteLook goodwill as of the first day of the fourth quarter and review our nordstrom.com and Jeffrey goodwill on the first day of the first quarter. We perform this evaluation at the reporting unit level, comprised of the principal business units within our Retail segment, through the application of a two-step fair value test. The first step compares the carrying value of the reporting unit to its estimated fair value, which is based on the expected present value of future cash flows, comparable public companies and acquisitions, or a combination of both. If fair value is lower than the carrying value then a second step is performed to quantify the amount of the impairment. Based on the results of our tests, we recorded a goodwill impairment loss of $25 relating to HauteLook during the fourth quarter of 2011. For nordstrom.com and Jeffrey, the fair values substantially exceeded carrying values and therefore we had no goodwill impairment in 2011, 2010 or 2009. See Note 2: HauteLook for additional information related to the 2011 HauteLook goodwill impairment.

When facts and circumstances indicate that the carrying values of long-lived assets, including buildings, equipment and amortizable intangible assets, may be impaired, we perform an evaluation of recoverability by comparing the carrying values of the net assets to their related projected undiscounted future cash flows, in addition to other quantitative and qualitative analyses. Upon indication that the carrying values of long-lived assets will not be recoverable, we recognize an impairment loss. We estimate the fair value of the assets using the expected present value of future cash flows of the assets. Land, buildings and equipment are grouped at the lowest level at which there are identifiable cash flows when assessing impairment. Cash flows for our retail store assets are identified at the individual store level, while our intangible assets associated with HauteLook are identified at the HauteLook reporting unit level. We did not record a significant impairment loss for long-lived tangible or amortizable intangible assets in 2011, 2010 or 2009.

Self-Insurance

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

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

Derivatives

During 2011, we held interest rate swap agreements (collectively, the “swap”), which were intended to hedge our exposure to changes in the fair value of our fixed-rate senior notes due in 2018 from interest rate risk. The swap was designated as a fully effective fair value hedge. As such, the interest rate swap fair value was included in other assets or other liabilities on our consolidated balance sheet, with an offsetting adjustment to the carrying value of our long-term debt (included in other unsecured debt). In the fourth quarter of 2011, we sold our swap. The accumulated adjustments to the associated debt of $72 are being amortized as a reduction of interest expense over the remaining life of the debt. The cash flows from the sale of our swap are treated as a financing activity within our consolidated statement of cash flows. See Note 8: Debt and Credit Facilities and Note 9: Fair Value Measurements for additional information related to our swap.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements. We do not expect the provisions of this ASU, which are effective for us beginning with the first quarter of 2012, to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which was subsequently modified in December 2011 by ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU amends existing presentation and disclosure requirements concerning comprehensive income, most significantly by requiring that comprehensive income be presented with net income in a continuous financial statement, or in a separate but consecutive financial statement. The provisions of this ASU (as modified) are currently effective for us beginning with the first quarter of 2012 and will result in changes to the presentation of comprehensive net earnings in our consolidated financial statements, but will have no effect on the calculation of net earnings, comprehensive net earnings or earnings per share.

In September 2011, the FASB issued ASU No. 2011-08, Testing for Goodwill Impairment. This ASU amends existing guidance by permitting an entity to first assess qualitative factors before calculating the fair value of a reporting unit in the two-step goodwill impairment test described in Accounting Standards Codification Topic 350, Intangibles - Goodwill and Other. If it is determined that it is more likely than not that the fair value of a reporting unit is not less than its carrying value, further testing is not needed. We do not expect the provisions of this ASU, which are effective for us beginning with the first quarter of 2012, to have a material impact on our consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. This ASU requires disclosures about offsetting and related arrangements for financial instruments and derivative instruments, including gross and net information and evaluation of the effect of netting arrangements on the statement of financial position. We do not expect the provisions of this ASU, which are effective for us beginning with the first quarter of 2013, to have a material impact on our consolidated financial statements, as its requirements are disclosure-only in nature.

NOTE 2:   HAUTELOOK

On March 23, 2011, we acquired 100% of the outstanding equity of HauteLook, Inc., an online private sale retailer offering limited-time sale events on fashion and lifestyle brands. We believe the acquisition will enable us to participate in the fast-growing private sale marketplace and provide a platform to increase innovation and speed in the way we serve customers across all channels. The terms of this acquisition included upfront consideration of $180 in Nordstrom stock and an “earn-out” provision originally for up to $90 of additional consideration payable in Nordstrom stock over a three-year period, subject to HauteLook’s performance in meeting certain targets for sales and earnings before interest, taxes, depreciation and amortization (“EBITDA”). Subsequent to the acquisition, we amended the earn-out agreement and settled the 2011 earn-out for $30 in Nordstrom common stock and eliminated the potential future payments of $60 for 2012 and 2013.

HauteLook’s results of operations are included in our consolidated results from the acquisition date, and were not material to our consolidated results as of January 28, 2012. We have not presented pro forma results of operations for periods prior to the acquisition because HauteLook’s results of operations were not material to our consolidated results for any previous period.

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

Acquisition Purchase Price

Both the $180 upfront payment and the original $90 earn-out consideration include amounts attributable to HauteLook employees that are subject to ongoing vesting requirements. These amounts are recorded as compensation expense as the related service is performed over the respective employee vesting periods of up to four years after the acquisition date. The remaining (non-compensation) consideration was measured at its acquisition-date fair value to determine the purchase price, as summarized in the following table:

	000000000000	000000000000	000000000000
	Upfront	Earn-out	Total
Maximum total consideration	$180	$90	$270
Less: portion attributable to post-acquisition compensation	(27)	(15)	(42)
Consideration attributable to purchase price	$153	$75	$228

Acquisition purchase price at fair value	$153	$42	$195

The $153 upfront component of the purchase price primarily included 3.5 shares of Nordstrom common stock at a closing stock price of $42 per share on the acquisition date. The $42 acquisition date fair value of the earn-out attributable to the purchase price was estimated using a valuation model and recorded in other liabilities on our consolidated balance sheet.

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

Intangible assets consist of $27 of trademarks/trade names, $20 of technology and $15 of customer relationships. We estimated the fair values of the acquired intangible assets based on discounted cash flow models using estimates and assumptions regarding future operations and cash flows. We will amortize the acquired intangible assets over their estimated lives of two to seven years on a straight-line basis, which reasonably approximates the pattern of expected economic benefit. The aggregate intangible amortization expense for the year ended January 28, 2012 was $16, which is also equal to our total accumulated amortization expense. We expect to record total amortization expense of $42 associated with these intangible assets over the next five years.

Goodwill of $146 is equal to the excess of the purchase price over the net assets recognized and represents the acquisition’s benefits that are not attributable to individually identified and separately recognized assets. These benefits include our expected ability to increase innovation and speed in the way we serve customers across all channels, HauteLook’s assembled workforce including its key management and the going-concern value of acquiring HauteLook’s business as a whole. We include this goodwill, which is not deductible for tax purposes, in our Retail segment.

Earn-out Amendment and Impairment

On November 23, 2011, we amended our acquisition agreement with HauteLook to settle the earn-out provisions and reorganize the HauteLook business. We settled the 2011 earn-out for $30 in Nordstrom common stock and eliminated the provision for potential future payments of $60 for 2012 and 2013. We reorganized HauteLook primarily by deconsolidating a portion of Sole Society, a HauteLook-launched shoe membership website that offers a personalized selection of high-quality shoes.

Upon amendment of the acquisition agreement, we reduced the fair value of the earn-out liability to $30 and recorded income of $12. The 2011 earn-out provision was ultimately settled for 0.6 shares of Nordstrom common stock at a closing price of $47 per share after taxes and forfeitures.

We also completed our annual impairment analysis for our HauteLook goodwill. Due to the reorganization of HauteLook, changes in expected business results and market dynamics, we recognized a goodwill impairment charge of $25 during the fourth quarter of 2011, reducing the HauteLook goodwill to $121. See Note 9: Fair Value Measurements for additional information relating to the valuation of the goodwill impairment charge.

Nordstrom, Inc. and subsidiaries  47

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

NOTE 3:  ACCOUNTS RECEIVABLE

The components of accounts receivable are as follows:

	January 28, 2012	January 29, 2011
Credit card receivables:
Nordstrom VISA credit card receivables	$1,347	$1,431
Nordstrom private label card receivables	727	672
Total credit card receivables	2,074	2,103
Allowance for credit losses	(115)	(145)
Credit card receivables, net	1,959	1,958
Other accounts receivable	74	68
Accounts receivable, net	$2,033	$2,026

Our credit card receivables are restricted under our securitization program. Our Series 2007-2 Class A & B Notes, Series 2011-1 Class A Notes and the 2007-A Variable Funding Note are secured by 100% of the Nordstrom private label credit card receivables and 90% of the Nordstrom VISA credit card receivables, while the remaining 10% of the Nordstrom VISA credit card receivables secure the variable funding credit facility held by our wholly owned federal savings bank, Nordstrom fsb. As of January 28, 2012 and January 29, 2011, our restricted credit card receivables included more receivables than necessary to collateralize our outstanding secured debt and variable funding facilities, and as such can be utilized to increase the current usage of our securitization program. Our credit card securitization agreements set a maximum percentage of receivables that can be associated with various receivable categories, such as employee or foreign receivables, and as of January 28, 2012 and January 29, 2011 these maximums were not exceeded.

Other accounts receivable consist primarily of credit and debit card receivables due from third-party financial institutions.

Activity in the allowance for credit losses for the past three fiscal years is as follows:

	00000000000000	00000000000000	00000000000000
Fiscal year	2011	2010	2009
Allowance at beginning of year	$145	$190	$138
Bad debt provision	101	149	251
Write-offs	(153)	(211)	(209)
Recoveries	22	17	10
Allowance at end of year	$115	$145	$190

For purposes of determining impairment and recording the associated allowance for credit losses, we evaluate our credit card receivables on a collective basis as they are composed of large groups of smaller-balance homogeneous loans and, therefore, are not individually evaluated for impairment.

Under certain circumstances, we may make modifications to payment terms for a customer experiencing financial difficulties in an effort to help the customer avoid bankruptcy and to maximize our recovery of the outstanding balance. These modifications, which meet the definition of troubled debt restructurings (“TDRs”), include reduced or waived fees and finance charges, and/or reduced minimum payments. Receivables classified as TDRs were $58, or 2.8% of our total credit card receivables as of January 28, 2012 and $56, or 2.7% of our total credit card receivables as of January 29, 2011. As with other aged receivables in our portfolio, the allowance for credit losses related to receivables classified as TDRs is primarily based on our historical aging and delinquency trends and write-off experience, with qualitative consideration of factors affecting the credit quality of our portfolio, including amounts of and trends in TDRs.

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

Credit Quality

The primary indicators of the credit quality of our credit card receivables are aging and delinquency, particularly the levels of account balances delinquent 30 days or more as these are the accounts most likely to be written off. The following table illustrates the aging and delinquency status of our credit card receivables:

	000000000000	000000000000	000000000000	000000000000
	January 28, 2012		January 29, 2011
	Balance	% of Total	Balance	% of Total
Current	$1,928	93.0%	$1,942	92.4%
1 - 29 days delinquent	92	4.4%	97	4.6%
30+ days delinquent:
30 - 59 days delinquent	20	1.0%	24	1.1%
60 - 89 days delinquent	13	0.6%	17	0.8%
90 days or more delinquent	21	1.0%	23	1.1%
Total 30+ days delinquent	54	2.6%	64	3.0%
Total credit card receivables	$2,074	100.0%	$2,103	100.0%

Receivables not accruing finance charges	$15		$14
Receivables 90 days or more delinquent and still accruing finance charges	$11		$21

We also evaluate credit quality using FICO credit scores. The following table illustrates the distribution of our credit card receivables across FICO score ranges:

	000000000000	000000000000	000000000000	000000000000
	January 28, 2012		January 29, 2011
FICO Score Range[1]	Balance	% of Total	Balance	% of Total
801+	$307	14.8%	$314	14.9%
720 - 800	741	35.7%	731	34.8%
660 - 719	572	27.6%	558	26.5%
600 - 659	270	13.0%	274	13.0%
001 - 599	120	5.8%	155	7.4%
Other[2]	64	3.1%	71	3.4%
Total credit card receivables	$2,074	100.0%	$2,103	100.0%

1Credit scores for our cardholders are updated at least every 60 days. Amounts listed in the table reflect the most recently obtained credit scores as of the dates indicated.

2Other consists of amounts not yet posted to customers’ accounts and receivables from customers for whom FICO scores are temporarily unavailable.

NOTE 4:  LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment consist of the following:

	January 28, 2012	January 29, 2011
Land and land improvements	$76	$72
Buildings and building improvements	960	919
Leasehold improvements	2,062	1,914
Store fixtures and equipment	2,528	2,341
Capitalized software	461	404
Construction in progress	173	188
Land, buildings and equipment	6,260	5,838
Less: accumulated depreciation and amortization	(3,791)	(3,520)
Land, buildings and equipment, net	$2,469	$2,318

The total cost of buildings and equipment held under capital lease obligations was $28 at the end of both 2011 and 2010, with related accumulated amortization of $23 in both 2011 and 2010. The amortization of capitalized leased buildings and equipment of $1 in both 2011 and 2010 was recorded in depreciation expense.

Nordstrom, Inc. and subsidiaries  49

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

NOTE 5:  SELF-INSURANCE

Our self-insurance reserves are summarized as follows:

	January 28, 2012	January 29, 2011
Workers’ compensation	$53	$50
Employee health and welfare	19	18
General liability	14	11
Total	$86	$79

Our workers’ compensation policies have a retention per claim of $1 or less and no policy limits.

We are self-insured for the majority of our employee health and welfare coverage, and we do not use stop-loss coverage. Participants contribute to the cost of their coverage through both premiums and out-of-pocket expenses and are subject to certain plan limits and deductibles.

Our general liability policies, encompassing employment practices liability and commercial general liability, have a retention per claim of $3 or less and a policy limit up to $25 and $150, respectively.

NOTE 6:  401(k) AND PROFIT SHARING

We provide a 401(k) and profit sharing plan for our employees. Our Board of Directors establishes our profit sharing contribution each year. The 401(k) component is funded by voluntary employee contributions and our discretionary company contribution in an amount determined by our Board of Directors. Our expense related to the profit sharing component and the matching contributions of the 401(k) component totaled $88, $86 and $74 in 2011, 2010 and 2009.

NOTE 7:  POSTRETIREMENT BENEFITS

We have an unfunded defined benefit Supplemental Executive Retirement Plan (“SERP”), which provides retirement benefits to certain officers and select employees. The SERP has different benefit levels depending on the participant’s role in the company. At the end of 2011, we had 61 participants in the plan, including 36 officers and select employees eligible for SERP benefits, 24 retirees and 1 beneficiary. This plan is non-qualified and does not have a minimum funding requirement.

Benefit Obligations and Funded Status

	January 28, 2012	January 29, 2011
Change in benefit obligation:
Benefit obligation at beginning of year	$122	$102
Participant service cost	3	2
Interest cost	7	6
Benefits paid	(5)	(4)
Actuarial loss	25	16
Benefit obligation at end of year	$152	$122
Change in plan assets:
Fair value of plan assets at beginning of year	–	–
Employer contribution	$5	$4
Benefits paid	(5)	(4)
Fair value of plan assets at end of year	–	–
Underfunded status at end of year	$(152)	$(122)

The accumulated benefit obligation, which is the present value of benefits, assuming no future compensation changes, was $144 and $116 at the end of 2011 and 2010.

Amounts recognized as liabilities in the consolidated balance sheets consist of the following:

	January 28, 2012	January 29, 2011
Current liabilities	$6	$5
Noncurrent liabilities	146	117
Net amount recognized	$152	$122

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

Components of SERP Expense

The components of SERP expense recognized in the consolidated statements of earnings are as follows:

	00000000000	00000000000	00000000000
Fiscal year	2011	2010	2009
Participant service cost	$3	$2	$2
Interest cost	7	6	6
Amortization of net loss	4	2	–
Total SERP expense	$14	$10	$8

Amounts not yet reflected in SERP expense and included in accumulated other comprehensive loss (pre-tax) consist of the following:

	January 28, 2012	January 29, 2011
Accumulated loss	$(58)	$(36)
Prior service cost	(1)	(2)
Total accumulated other comprehensive loss	$(59)	$(38)

In 2012, we expect $7 of costs currently in accumulated other comprehensive loss to be recognized as components of SERP expense.

Assumptions

Weighted-average assumptions used to determine our benefit obligation and SERP expense are as follows:

	00000000000	00000000000	00000000000
Fiscal year	2011	2010	2009
Assumptions used to determine benefit obligation:
Discount rate	4.50%	5.60%	5.95%
Rate of compensation increase	3.00%	3.00%	3.00%
Assumptions used to determine SERP expense:
Discount rate	5.60%	5.95%	6.95%
Rate of compensation increase	3.00%	3.00%	3.00%

Future Benefit Payments and Contributions

As of January 28, 2012, the expected future benefit payments based upon the assumptions described above and including benefits attributable to estimated future employee service are as follows:

Fiscal year
2012	$6
2013	6
2014	7
2015	8
2016	8
2017–2021	48

In 2012, we expect to make contributions and pay benefits of $6.

Nordstrom, Inc. and subsidiaries  51

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

NOTE 8:  DEBT AND CREDIT FACILITIES

Debt

A summary of our long-term debt is as follows:

	January 28, 2012	January 29, 2011
Secured
Series 2007-2 Class A Notes, one-month LIBOR plus 0.06% per year, due April 2012	$454	$454
Series 2007-2 Class B Notes, one-month LIBOR plus 0.18% per year, due April 2012	46	46
Series 2011-1 Class A Notes, 2.28%, due October 2016	325	–
Mortgage payable, 7.68%, due April 2020	51	55
Other	12	14
	888	569
Unsecured
Senior notes, 6.75%, due June 2014, net of unamortized discount	399	399
Senior notes, 6.25%, due January 2018, net of unamortized discount	648	647
Senior notes, 4.75%, due May 2020, net of unamortized discount	498	498
Senior notes, 4.00%, due October 2021, net of unamortized discount	499	–
Senior debentures, 6.95%, due March 2028	300	300
Senior notes, 7.00%, due January 2038, net of unamortized discount	343	343
Other	72	25
	2,759	2,212

Total long-term debt	3,647	2,781
Less: current portion	(506)	(6)
Total due beyond one year	$3,141	$2,775

All of our Nordstrom private label card receivables and a 90% interest in our Nordstrom VISA credit card receivables serve as collateral for various borrowings and credit facilities, including our Series 2007-2 Class A & B Notes, our Series 2011-1 Class A Notes and our Variable Funding Note facility (“2007-A VFN”). Our mortgage payable is secured by an office building which had a net book value of $73 at the end of 2011.

During 2011, we issued $500 of senior unsecured notes at 4.00%, due October 2021. After deducting the original issue discount of $1, net proceeds from the offering were $499. Additionally, we issued $325 of securitized Series 2011-1 Class A Notes at 2.28%, due October 2016.

In connection with the April 2012 maturity of our securitized Series 2007-2 Class A & B Notes totaling $500, we began making monthly cash deposits into a restricted account in December 2011. As of January 28, 2012, we had accumulated $200, which is included in our consolidated balance sheet in prepaid expense and other. In the first quarter of 2012, we expect to retire the Series 2007-2 Class A & B Notes with the accumulated restricted cash upon maturity.

During 2011, we received proceeds of $72 from the sale of our interest rate swap agreements (collectively, the “swap”) with a $650 notional amount maturing in 2018. Under the swap, we received a fixed rate of 6.25% and paid a variable rate based on one-month LIBOR plus a margin of 2.9%. As of the sale date of the swap, the accumulated adjustment to our long-term debt was $72, which will be amortized as a reduction of interest expense over the remaining life of the related debt. See Note 1: Nature of Operations and Summary of Significant Accounting Policies and Note 9: Fair Value Measurements for additional information related to our swap.

Other secured debt as of January 28, 2012 consisted primarily of capital lease obligations. Other unsecured debt consisted primarily of the adjustment to the long-term debt carrying value associated with our fair value hedge.

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

Required principal payments on long-term debt, excluding capital lease obligations, are as follows:

Fiscal year
2012	$505
2013	5
2014	406
2015	6
2016	331
Thereafter	2,326

Interest Expense

The components of interest expense, net are as follows:

	00000000000	00000000000	00000000000
Fiscal year	2011	2010	2009
Interest on long-term debt and short-term borrowings	$139	$133	$148
Less:
Interest income	(2)	(1)	(3)
Capitalized interest	(7)	(5)	(7)
Interest expense, net	$130	$127	$138

Credit Facilities

As of January 28, 2012, we had total short-term borrowing capacity available for general corporate purposes of $800. Of the total capacity, we had $600 under our commercial paper program, which is backed by our unsecured revolving credit facility (“revolver”) and $200 under our 2007-A Variable Funding Note (“2007-A VFN”).

During 2011, we entered into a new revolver with a capacity of $600, which expires in June 2016. This revolver replaced our previous $650 unsecured line of credit which was scheduled to expire in August 2012. Under the terms of the revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes, including liquidity support for our commercial paper program. We have the option to increase the revolving commitment by up to $100, to a total of $700, provided that we obtain written consent from the new lenders.

The revolver requires that we maintain a leverage ratio, defined as Adjusted Debt to Earnings before Interest, Income Taxes, Depreciation, Amortization and Rent (“EBITDAR”), of less than four times. As of January 28, 2012, we were in compliance with this covenant.

Our $600 commercial paper program allows us to use the proceeds to fund share repurchases as well as operating cash requirements. Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. The issuance of commercial paper has the effect, while it is outstanding, of reducing borrowing capacity under our revolver by an amount equal to the principal amount of commercial paper.

During 2011 and 2010, we had no borrowings under our revolver and no issuances under our commercial paper program.

During 2011, we amended the terms of our 2007-A VFN to reduce the borrowing capacity to $200, maturing in January 2013, from the previous $300 facility. The 2007-A VFN is backed by all of the Nordstrom private label card receivables and a 90% interest in the co-branded Nordstrom VISA credit card receivables. Borrowings under the 2007-A VFN incur interest based upon one-month LIBOR plus 35 basis points. We pay a commitment fee for the notes based on the size of the commitment. During 2011 and 2010, we had no borrowings against this facility.

Our wholly owned federal savings bank, Nordstrom fsb, also maintains a variable funding facility with a short-term credit capacity of $100. This facility is backed by the remaining 10% interest in the Nordstrom VISA credit card receivables and is available, if needed, to provide liquidity support to Nordstrom fsb. During 2011 and 2010, Nordstrom fsb had no outstanding borrowings under this facility. Borrowings under the facility incur interest based upon the cost of commercial paper issued by the third-party bank conduit plus specified fees.

Nordstrom, Inc. and subsidiaries  53

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

NOTE 9:   FAIR VALUE MEASUREMENTS

We disclose our financial assets that are measured at fair value in our consolidated balance sheets on a recurring basis, by level within the fair value hierarchy as defined by applicable accounting standards:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Other observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that cannot be corroborated by market data that reflect the reporting entity’s own assumptions

Interest Rate Swap

The estimated fair value of our interest rate swap was a $25 asset as of January 29, 2011. In January 2012, we sold our interest rate swap. During 2011, before the sale of our swap, we estimated the fair value of our interest rate swap based upon observable market-based inputs for identical or comparable arrangements from reputable third-party brokers, adjusted for credit risk. As such, these were considered Level 2 measurements. For more information regarding the sale of the swap, see Note 1: Nature of Operations and Summary of Significant Accounting Policies and Note 8: Debt and Credit Facilities.

HauteLook Earn-out

During 2011, we recorded a liability for the fair value of our HauteLook earn-out. We estimated the fair value of the HauteLook earn-out liability using a valuation model based on our expectations of HauteLook’s future performance, estimates of volatility around those expectations and the risk-adjusted discount rate. As such, this was considered a Level 3 fair value measurement. On November 23, 2011, we settled the earn-out provisions as part of our acquisition agreement amendment with HauteLook. For more information regarding the amendment and provisions, see Note 2: HauteLook. As of January 28, 2012, there is no remaining liability related to the earn-out. Prior to the acquisition of HauteLook in March 2011, we did not have any Level 3 fair value measurements.

The following table provides a reconciliation between the beginning and ending balances of our HauteLook earn-out liability for the year ended January 28, 2012:

January 28, 2012
Balance at beginning of year	–
Acquisition of HauteLook	$42
Change in fair value of HauteLook earn-out liability[1]	(12)
Settlement	(30)
Balance at end of year	–

1Included in Retail selling, general and administrative expenses in the consolidated statement of earnings.

HauteLook Goodwill

As part of our annual impairment analysis for goodwill related to HauteLook, we wrote down the carrying value of $146 as of the acquisition date to its implied fair value of $121, resulting in an impairment charge of $25 during the fourth quarter of 2011. The impairment charge is included in Retail selling, general and administrative expenses in the consolidated statement of earnings. We estimated the fair value of our HauteLook goodwill using an income approach and a market approach based on comparable public companies and acquisitions. These valuation approaches are based on Level 3 inputs in the fair value hierarchy.

Non-Recurring

Financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying value of cash and cash equivalents, accounts receivable, net and accounts payable approximate fair value due to their short-term nature. The estimated fair value of our long-term debt, including current maturities and the fair value adjustment from our effective fair value hedge, was $4,152 as of January 28, 2012, compared with a carrying value of $3,647. We estimated the fair value of long-term debt using quoted market prices of the same or similar issues.

We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily long-lived tangible and intangible assets in connection with periodic evaluations for potential impairment. See Note 1: Nature of Operations and Summary of Significant Accounting Policies.

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

Future minimum lease payments as of January 28, 2012 are as follows:

Fiscal year	Capital leases	Operating leases
2012	$2	$122
2013	2	118
2014	2	111
2015	2	106
2016	2	100
Thereafter	3	506
Total minimum lease payments	13	$1,063
Less: amount representing interest	(3)
Present value of net minimum lease payments	$10

Rent expense for 2011, 2010 and 2009 was as follows:

Fiscal year	2011	2010	2009
Minimum rent:
Store locations	$108	$94	$76
Offices, warehouses and equipment	23	19	13
Percentage rent	12	9	9
Property incentives	(65)	(60)	(55)
Total rent expense	$78	$62	$43

The rent expense above does not include common area charges, real estate taxes and other executory costs which were $69 in 2011, $65 in 2010 and $60 in 2009.

NOTE 11:   COMMITMENTS AND CONTINGENT LIABILITIES

Our estimated total purchase obligations, capital expenditure contractual commitments and inventory purchase orders were $1,443 as of January 28, 2012. In connection with the purchase of foreign merchandise, we have outstanding trade letters of credit totaling $2 as of January 28, 2012.

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

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

NOTE 12:  SHAREHOLDERS’ EQUITY

Share Repurchase Program

In August 2010, our Board of Directors authorized a program (the “2010 Program”) to repurchase up to $500 of our outstanding common stock, through January 28, 2012. In May 2011, our Board of Directors authorized a new program (the “2011 Program”) to repurchase up to $750 of our outstanding common stock, through February 2, 2013, in addition to the remaining amount available for repurchase under the 2010 Program. The following is a summary of the activity related to our share repurchase programs in 2009, 2010 and 2011:

	Shares	Average price per share	Amount
Capacity at January 31, 2009			$1,126
Expiration of unused capacity in August 2009			(1,126)
Capacity at January 30, 2010			–
2010 Program authorization			500
Shares repurchased	2.3	$39.12	(89)
Capacity at January 29, 2011			$411
2011 Program authorization			750
Shares repurchased	18.5	$46.09	(851)
Capacity at January 28, 2012			$310

Subsequent to year-end, in February 2012, our Board of Directors authorized a new program (the “2012 Program”) to repurchase up to $800 of our outstanding common stock, through February 1, 2014, in addition to the remaining amount available for repurchase under the 2011 Program. The actual number and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission rules.

Dividends

We paid dividends of $0.92 per share in 2011, $0.76 per share in 2010 and $0.64 per share in 2009.

NOTE 13:  STOCK-BASED COMPENSATION

We currently have three stock-based compensation plans: the 2010 Equity Incentive Plan (“2010 Plan”), our Employee Stock Purchase Plan (“ESPP”) and the 2002 Nonemployee Director Stock Incentive Plan. Additionally, as part of our acquisition of HauteLook, we granted awards from shares available that were not allocated to a specific plan.

In 2010, our shareholders approved the adoption of the 2010 Plan, which replaced the 2004 Equity Incentive Plan (“2004 Plan”). The 2010 Plan authorizes the grant of stock options, performance share units, restricted stock units, stock appreciation rights and both restricted and unrestricted shares of common stock to employees. The aggregate number of shares to be issued under the 2010 Plan may not exceed 11.6 plus any shares currently outstanding under the 2004 Plan which are forfeited or which expire during the term of the 2010 Plan. No future grants will be made under the 2004 Plan. As of January 28, 2012, we have 54.4 shares authorized, 30.4 shares issued and outstanding and 9.5 shares remaining available for future grants under the 2010 Plan.

Under the ESPP, employees may make payroll deductions of up to ten percent of their base and bonus compensation. At the end of each six-month offering period, participants may apply their accumulated payroll deductions toward the purchase of shares of our common stock at 90% of the fair market value on the last day of the offer period. As of January 28, 2012, we had 12.6 shares authorized and 4.1 shares available for issuance under the ESPP. We issued 0.3 shares under the ESPP during 2011. At the end of each of 2011 and 2010, we had current liabilities of $5, for future purchases of shares under the ESPP.

The 2002 Nonemployee Director Stock Incentive Plan authorizes the grant of stock awards to our nonemployee directors. These awards may be deferred or issued in the form of restricted or unrestricted stock, non-qualified stock options or stock appreciation rights. As of January 28, 2012, we had 0.9 shares authorized and 0.6 shares available for issuance under this plan. In 2011, we deferred shares with a total expense of less than $1.

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

The following table summarizes our stock-based compensation expense:

Fiscal year	2011	2010	2009
Stock options	$32	$35	$26
HauteLook stock compensation	9	–	–
Performance share units	4	3	3
Employee stock purchase plan	2	2	1
Other	3	2	2
Total stock-based compensation expense, before income tax benefit	50	42	32
Income tax benefit	(17)	(16)	(12)
Total stock-based compensation expense, net of income tax benefit	$33	$26	$20

The stock-based compensation expense before income tax benefit was recorded in our consolidated statements of earnings as follows:

Fiscal year	2011	2010	2009
Cost of sales and related buying and occupancy costs	$12	$13	$10
Selling, general and administrative expenses	38	29	22
Total stock-based compensation expense before income tax benefit	$50	$42	$32

The benefits of tax deductions in excess of the compensation cost recognized for stock-based awards are classified as financing cash inflows and are reflected as “Excess tax benefit from stock-based compensation” in the consolidated statements of cash flows.

Stock Options

We used the following assumptions to estimate the fair value for stock options at grant date:

Fiscal year	2011	2010	2009
Risk-free interest rate: Represents the yield on U.S. Treasury zero-coupon securities that mature over the ten-year life of the stock options.	0.4% – 3.5%	0.5% – 4.0%	0.7% – 3.3%

Weighted-average volatility: Based on a combination of the historical volatility of our common stock and the implied volatility of exchange traded options for our common stock.	39.0%	40.0%	61.0%

Weighted-average expected dividend yield: Our forecasted dividend yield for the next ten years.	2.0%	1.3%	1.3%

Expected life in years: Represents the estimated period of time until option exercise. The expected term of options granted was derived from the output of the Binomial Lattice option valuation model and was based on our historical exercise behavior, taking into consideration the contractual term of the option and our employees’ expected exercise and post–vesting employment termination behavior.	5.9	5.7	5.3

The weighted-average fair value per option at the grant date was $15, $13 and $7 in 2011, 2010 and 2009. In 2011, 2010 and 2009, stock option awards to employees were approved by the Compensation Committee of our Board of Directors and their exercise price was set at $45, $37 and $13, the closing price of our common stock on February 25, 2011, February 26, 2010 and February 27, 2009 (the dates of grant). The awards are determined based upon a percentage of the recipients’ base salary and the fair value of the stock options. In 2011, we awarded stock options to 1,331 employees, compared with 1,259 and 1,213 employees in 2010 and 2009.

Nordstrom, Inc. and subsidiaries  57

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

As of January 28, 2012, we have 14.1 options outstanding under the 2010 Plan. Options vest over four years, and expire ten years after the date of grant. A summary of the stock option activity for 2011 is presented below:

Fiscal year	2011
	Shares	Weighted- average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value

Outstanding, beginning of year	14.7	$27
Granted	2.7	45
Exercised	(3.0)	21
Cancelled	(0.3)	35
Expired	–	9
Outstanding, end of year	14.1	$32	6	$240
Options exercisable at end of year	7.0	$31	5	$129
Options vested or expected to vest at end of year	13.1	$32	6	$226

The total intrinsic value of options exercised during 2011, 2010 and 2009 was $80, $51 and $23. The total fair value of stock options vested during 2011, 2010 and 2009 was $29, $27 and $25. As of January 28, 2012, the total unrecognized stock-based compensation expense related to nonvested stock options was $39, which is expected to be recognized over a weighted-average period of 28 months.

HauteLook

As discussed in Note 2: HauteLook, consideration for our acquisition of HauteLook payable in Nordstrom stock includes ongoing vesting requirements for HauteLook’s employees. These amounts are recorded as compensation expense as the related service is performed over the respective employee vesting periods of up to four years after the acquisition date.

A summary of the nonvested restricted stock award activity related to HauteLook for 2011 is as follows:

Fiscal year	2011
	Shares	Weighted- average grant- date fair value

Outstanding, beginning of year	–	–
Granted	1.2	$42
Vested	(0.2)	42
Forfeited[1]	(0.2)	42
Outstanding, end of year	0.8	$42

1Includes 0.2 of restricted stock units related to the HauteLook acquisition that were cancelled in connection with the HauteLook acquisition amendment.

The total fair value of restricted stock vested during 2011 was $10. As of January 28, 2012, the total unrecognized stock-based compensation expense related to HauteLook nonvested restricted stock awards was $19, which is expected to be recognized over a weighted-average period of 14 months.

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

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

Following is a summary of performance share unit activity:

Fiscal year	2011
Outstanding, beginning of year	199,186
Granted	60,934
Vested but unearned	–
Vested and earned	(132,752)
Cancelled	–
Outstanding, end of year	127,368

Total fair value of performance share units earned	$6
Total fair value of performance share units settled or to be settled in cash	$6

As of January 28, 2012, our other liabilities included $7 for performance share units. As of January 28, 2012, the remaining unrecognized stock-based compensation expense for unvested performance share units was $2, which is expected to be recognized over a weighted-average period of 24 months.

NOTE 14:  INCOME TAXES

Income tax expense consists of the following:

Fiscal year	2011	2010	2009
Current income taxes:
Federal	$359	$324	$275
State and local	63	52	38
Total current income tax expense	422	376	313
Deferred income taxes:
Current	7	2	(28)
Non-current	7	–	(30)
Total deferred income tax expense (benefit)	14	2	(58)
Total income tax expense	$436	$378	$255

A reconciliation of the statutory Federal income tax rate to the effective tax rate on earnings before income taxes is as follows:

Fiscal year	2011	2010	2009
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income taxes	3.6	3.4	3.5
Non-taxable acquisition-related items	0.6	–	–
Deferred tax adjustment	–	–	(1.8)
Permanent differences	0.1	(0.2)	(0.6)
Other, net	(0.3)	–	0.5
Effective tax rate	39.0%	38.2%	36.6%

In 2009, the IRS completed its routine examination of our federal filings for 2007. As a result of adjustments identified in the IRS examinations and revisions of estimates, we increased our deferred tax assets, which resulted in a reduction in our effective tax rate in 2009.

In 2011, we acquired HauteLook in a tax-free merger transaction. The non-taxability of certain acquisition-related items, including goodwill impairment, resulted in an increase in our effective tax rate in 2011.

Nordstrom, Inc. and subsidiaries  59

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

The major components of deferred tax assets and liabilities are as follows:

	January 28, 2012	January 29, 2011
Compensation and benefits accruals	$167	$146
Accrued expenses	86	75
Merchandise inventories	22	25
Gift cards and gift certificates	17	18
Loyalty reward certificates	17	17
Allowance for credit losses	45	56
Federal benefit of state taxes	6	9
Gain on sale of interest rate swap	29	–
Other	17	14
Total deferred tax assets	406	360
Land, buildings and equipment basis and depreciation differences	(63)	(4)
Total deferred tax liabilities	(63)	(4)
Net deferred tax assets	$343	$356

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2011, 2010 and 2009 is as follows:

Fiscal year	2011	2010	2009
Unrecognized tax benefit at beginning of year	$43	$43	$28
Gross increase to tax positions in prior periods	14	3	18
Gross decrease to tax positions in prior periods	(14)	(3)	(3)
Gross increase to tax positions in current period	2	3	3
Settlements	(24)	(3)	(3)
Unrecognized tax benefit at end of year	$21	$43	$43

Settlement activity in 2011 includes amounts paid for a state tax matter and to close our 2008 IRS audit.

At the end of 2011, 2010 and 2009, $11, $21 and $18 of the ending gross unrecognized tax benefit relates to items which, if recognized, would affect the effective tax rate.

Our income tax expense included a decrease to expense of $4 in 2011 and an increase to expense of $5 in 2010 and $2 in 2009 for tax-related interest and penalties. At the end of 2011, 2010 and 2009, our liability for interest and penalties was $5, $11 and $7.

We file income tax returns in the U.S. and a limited number of foreign jurisdictions. With few exceptions, we are no longer subject to federal, state and local, or non-U.S. income tax examinations for years before 2007. Unrecognized tax benefits related to federal, state and local tax positions may decrease by $3 by February 2, 2013, due to the completion of examinations and the expiration of various statutes of limitations.

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

NOTE 15:  EARNINGS PER SHARE

Earnings per basic share is computed using the weighted-average number of common shares outstanding during the year. Earnings per diluted share uses the weighted-average number of common shares outstanding during the year plus dilutive common stock equivalents, primarily stock options.

The computation of earnings per share is as follows:

Fiscal year	2011	2010	2009
Net earnings	$683	$613	$441

Basic shares	213.5	218.8	216.8
Dilutive effect of stock options and other	4.2	3.8	2.9
Diluted shares	217.7	222.6	219.7

Earnings per basic share	$3.20	$2.80	$2.03
Earnings per diluted share	$3.14	$2.75	$2.01

Options and other equity instruments totaling 3.9 shares in 2011, 6.1 shares in 2010 and 7.2 shares in 2009 were excluded from earnings per diluted share because their impact was anti-dilutive.

NOTE 16:  SEGMENT REPORTING

As of the end of 2011, we have two reportable segments: Retail and Credit. Our Retail segment includes our “Nordstrom” operating segment, which is composed of our Nordstrom full-line stores and our Nordstrom online store. Through our multi-channel initiatives, we have substantially integrated the operations, merchandising and technology of our Nordstrom full-line and online stores, consistent with our customers’ expectations of a seamless shopping experience regardless of channel. Our internal reporting to our president, who is our chief operating decision maker, is consistent with these multi-channel initiatives. We aggregate our Nordstrom Rack operating segment into the Retail reporting segment, based on similar economic and other qualitative characteristics. Additionally, we include HauteLook, Jeffrey and treasure&bond in the Retail reporting segment.

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

In general, we use the same measurements to compute earnings before income taxes for reportable segments as we do for the consolidated company. However, redemptions of our Nordstrom Notes® are included in net sales for our Retail segment. The sales amount in our Corporate/Other column includes an entry to eliminate these transactions from our consolidated net sales. There is no impact to consolidated earnings before income taxes for this adjustment. In addition, our sales return reserve and other corporate adjustments are recorded in the Corporate/Other column. Other than as described above, the accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1: Nature of Operations and Summary of Significant Accounting Policies.

Nordstrom, Inc. and subsidiaries  61

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

The following table sets forth information for our reportable segments:

	Retail	Credit	Corporate/Other	Total
Fiscal year 2011
Net sales	$10,656	–	$(159)	$10,497
Net sales increase	13.1%	N/A	N/A	12.7%
Credit card revenues	–	$380	–	380
Earnings (loss) before interest and income taxes	1,570	76	(397)	1,249
Interest expense, net	–	(13)	(117)	(130)
Earnings (loss) before income taxes	1,570	63	(514)	1,119
Capital expenditures	424	2	85	511
Depreciation and amortization	313	2	56	371
Goodwill	175	–	–	175
Assets[1]	3,642	2,135	2,714	8,491

Fiscal year 2010
Net sales	$9,420	–	$(110)	$9,310
Net sales increase	12.6%	N/A	N/A	12.7%
Credit card revenues	–	$390	–	390
Earnings (loss) before interest and income taxes	1,406	51	(339)	1,118
Interest expense, net	–	(21)	(106)	(127)
Earnings (loss) before income taxes	1,406	30	(445)	991
Capital expenditures	361	1	37	399
Depreciation and amortization	295	2	30	327
Goodwill	53	–	–	53
Assets[1]	3,234	2,060	2,168	7,462

Fiscal year 2009
Net sales	$8,363	–	$(105)	$8,258
Net sales decrease	(0.1%)	N/A	N/A	(0.2%)
Credit card revenues	–	$370	(1)	369
Earnings (loss) before interest and income taxes	1,191	(41)	(316)	834
Interest expense, net	–	(41)	(97)	(138)
Earnings (loss) before income taxes	1,191	(82)	(413)	696
Capital expenditures	341	7	12	360
Depreciation and amortization	281	2	30	313
Goodwill	53	–	–	53
Assets[1]	2,929	2,070	1,580	6,579

1Assets in Corporate/Other include unallocated assets in corporate headquarters, consisting primarily of cash, land, buildings and equipment and deferred tax assets.

Nordstrom, Inc.

Notes to Consolidated Financial Statements

Dollar and share amounts in millions except per share, per option and unit amounts

The following table summarizes net sales within our reportable segments:

Fiscal year	2011	2010	2009
Nordstrom	$8,426	$7,700	$6,923
Nordstrom Rack	2,045	1,691	1,411
Other retail[1]	185	29	29
Total Retail segment	10,656	9,420	8,363
Corporate/Other	(159)	(110)	(105)
Total net sales	$10,497	$9,310	$8,258

1Other retail includes our HauteLook online private sale subsidiary, our Jeffrey stores and our treasure&bond store.

The following table summarizes net sales by merchandise category:

Fiscal year	2011		2010		2009
	Net sales	% of total	Net sales	% of total	Net sales	% of total
Women’s apparel	$3,438	33%	$3,184	34%	$2,845	34%
Shoes	2,413	23%	2,094	23%	1,787	22%
Men’s apparel	1,612	15%	1,415	15%	1,262	15%
Women’s accessories	1,311	12%	1,101	12%	970	12%
Cosmetics	1,106	11%	972	10%	895	11%
Children’s apparel	341	3%	303	3%	283	3%
Other	276	3%	241	3%	216	3%
Total net sales	$10,497	100%	$9,310	100%	$8,258	100%

NOTE 17:  SELECTED QUARTERLY DATA (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Fiscal year 2011
Net sales	$2,229	$2,716	$2,383	$3,169	$10,497
Same-store sales percentage change[1]	6.5%	7.3%	7.9%	7.1%	7.2%
Credit card revenues	94	94	95	97	380
Gross profit[2]	844	993	872	1,196	3,905
Selling, general and administrative expenses:
Retail	611	708	670	818	2,807
Credit	55	59	57	58	229
Earnings before income taxes	241	290	209	379	1,119
Net earnings	145	175	127	236	683
Earnings per basic share	$0.66	$0.81	$0.60	$1.13	$3.20
Earnings per diluted share	$0.65	$0.80	$0.59	$1.11	$3.14
Fiscal year 2010
Net sales	$1,990	$2,417	$2,087	$2,816	$9,310
Same-store sales percentage change[1]	12.0%	8.4%	5.8%	6.7%	8.1%
Credit card revenues	97	98	95	100	390
Gross profit[2]	747	852	756	1,058	3,413
Selling, general and administrative expenses:
Retail	533	613	569	697	2,412
Credit	92	65	61	55	273
Earnings before income taxes	188	240	190	373	991
Net earnings	116	146	119	232	613
Earnings per basic share	$0.53	$0.67	$0.54	$1.06	$2.80
Earnings per diluted share	$0.52	$0.66	$0.53	$1.04	$2.75

1Same-store sales include sales from stores that have been open at least one full year at the beginning of the year. We also include sales from our Nordstrom online store in same-store sales because of the substantial integration of our Nordstrom full-line stores and online store.

2Gross profit is calculated as net sales less cost of sales and related buying and occupancy costs (for all segments).

Nordstrom, Inc. and subsidiaries  63

[This page intentionally left blank.]

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 28, 2012.

Deloitte & Touche LLP, an independent registered public accounting firm, is retained to audit Nordstrom’s consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting. They have issued an attestation report on the Company’s internal control over financial reporting as of January 28, 2012, which is included herein.

Nordstrom, Inc. and subsidiaries  65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nordstrom, Inc.

Seattle, Washington

We have audited the internal control over financial reporting of Nordstrom, Inc. and subsidiaries (the “Company”) as of January 28, 2012, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 28, 2012 of the Company and our report dated March 16, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Seattle, Washington

March 16, 2012

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is included in the following sections of our Proxy Statement for our 2012 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

Executive Officers

Director Elections

Board Committees and Charters

Director Nominating Process

Website Access to Corporate Governance Documents

Section 16(a) Beneficial Ownership Reporting Compliance

Corporate Governance

The certifications of our President and Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Annual Report on Form 10-K and were included as exhibits to each of our quarterly reports on Form 10-Q. Our President certified to the New York Stock Exchange (“NYSE”) on May 23, 2011 pursuant to Section 303A.12(a) of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.

Item 11. Executive Compensation.

The information required under this item is included in the following sections of our Proxy Statement for our 2012 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

Compensation of Executive Officers

Compensation Discussion and Analysis

Director Compensation

Compensation Committee Interlocks and Insider Participation

Nordstrom, Inc. and subsidiaries  67

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required under this item is included in the following sections of our Proxy Statement for our 2012 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plans

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is included in the following sections of our Proxy Statement for our 2012 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

Election of Directors

Certain Relationships and Related Transactions

Item 14. Principal Accounting Fees and Services.

The information required under this item is included in the following section of our Proxy Statement for our 2012 Annual Meeting of Shareholders, which section is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:

Ratification of the Appointment of Independent Registered Public Accounting Firm

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a)1. FINANCIAL STATEMENTS

(a)3. EXHIBITS

Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 71 through 77 hereof.

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

Date: March 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Financial Officer:		Principal Executive Officer:

/s/	Michael G. Koppel	/s/	Blake W. Nordstrom

Michael G. Koppel			Blake W. Nordstrom
Executive Vice President and Chief Financial Officer			President

Principal Accounting Officer:

/s/	James A. Howell

James A. Howell
Vice President, Finance

Directors:

/s/	Phyllis J. Campbell	/s/	Michelle M. Ebanks

Phyllis J. Campbell			Michelle M. Ebanks
Director			Director

/s/	Enrique Hernandez, Jr.	/s/	Robert G. Miller

Enrique Hernandez, Jr.			Robert G. Miller
Chairman of the Board of Directors			Director

/s/	Blake W. Nordstrom	/s/	Erik B. Nordstrom

Blake W. Nordstrom			Erik B. Nordstrom
Director			Director

/s/	Peter E. Nordstrom	/s/	Philip G. Satre

Peter E. Nordstrom			Philip G. Satre
Director			Director

/s/	Felicia D. Thornton	/s/	B. Kevin Turner

Felicia D. Thornton			B. Kevin Turner
Director			Director

/s/	Robert D. Walter	/s/	Alison A. Winter

Robert D. Walter			Alison A. Winter
Director			Director

Date: March 16, 2012

Nordstrom, Inc. and subsidiaries  69

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Nos. 333-166961, 333-161803, 333-63403, 333-40064, 333-40066, 333-79791, 333-101110, 333-118756, and 333-146049 on Form S-8 and 333-173179 and 333-177175 on Form S-3 of our reports dated March 16, 2012, relating to the consolidated financial statements of Nordstrom Inc. and subsidiaries, and the effectiveness of Nordstrom, Inc.’s internal control over financial reporting, appearing in the Annual Report on Form 10-K of Nordstrom Inc. for the year ended January 28, 2012.

/s/ Deloitte & Touche LLP

Seattle, Washington

March 16, 2012

Nordstrom, Inc. and Subsidiaries

Exhibit Index

	Exhibit	Method of Filing
1.1	Underwriting Agreement dated October 5, 2011, by and among the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as representatives of the several underwriters of the Notes	Incorporated by reference from the Registrant’s Form 8-K filed on October 11, 2011, Exhibit 1.1

3.1	Articles of Incorporation as amended and restated on May 25, 2005	Incorporated by reference from the Registrant’s Form 8-K filed on May 31, 2005, Exhibit 3.1

3.2	Bylaws, as amended and restated on November 19, 2008	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 3.1

4.1	Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated March 11, 1998	Incorporated by reference from Registration No. 333-47035, Exhibit 4.1

4.2	Series 2007-2 Note purchase agreement, dated as of April 25, 2007, by and between Nordstrom Credit Card Master Note Trust II and J.P. Morgan Securities Inc. and Greenwich Capital Markets, Inc., as representative of the initial purchasers	Incorporated by reference from the Registrant’s Form 8-K filed on May 1, 2007, Exhibit 4.2

4.3	Amended and Restated Master Indenture, dated as of May 1, 2007, by and between Nordstrom Credit Card Master Note Trust II and Wells Fargo Bank, National Association, as indenture trustee	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 4.1

4.4	Series 2007-2 Indenture Supplement, dated as of May 1, 2007, by and between Nordstrom Credit Card Master Note Trust II and Wells Fargo Bank, National Association, as indenture trustee	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 4.3

4.5	Series 2011-1 Indenture Supplement, dated as of November 22, 2011, by and between Nordstrom Credit Card Master Note Trust II and Wells Fargo Bank, National Association, as indenture trustee	Incorporated by reference from the Registrant’s Form 8-K filed on November 28, 2011, Exhibit 4.2

4.6	Note Purchase Agreement, dated as of November 13, 2009, by and between Nordstrom Credit Card Receivables II LLC, Nordstrom fsb, Nordstrom Credit, Inc., Falcon Asset Securitization Company, LLC and J.P. Morgan Chase Bank, N.A.	Incorporated by reference from the Registrant’s Form 8-K filed on November 18, 2009, Exhibit 4.2

4.7	First Amendment to the Note Purchase Agreement dated November 13, 2009, by and between Nordstrom Credit Card Receivables II LLC, Nordstrom fsb, Nordstrom Credit, Inc., Falcon Asset Securitization Company, LLC and J.P. Morgan Chase Bank, N.A., dated January 20, 2010	Incorporated by reference from the Registrant’s Form 8-K filed on January 21, 2010, Exhibit 4.1

4.8	Second Amendment to the Note Purchase Agreement dated November 13, 2009, by and between Nordstrom Credit Card Receivables II LLC, Nordstrom fsb, Nordstrom Credit, Inc., the conduit purchasers from time to time party thereto, the committed purchasers from time to time party thereto, the agents from time to time party thereto, and the administrative agent, dated January 11, 2011	Incorporated by reference from the Registrant’s Form 8-K filed on January 13, 2011, Exhibit 4.1

4.9	Note Purchase Agreement, dated as of November 16, 2011, by and between Nordstrom Credit Card Receivables II LLC, Nordstrom fsb, Nordstrom Credit, Inc., RBS Securities Inc. and J.P. Morgan Securities LLC	Incorporated by reference from the Registrant’s Form 8-K filed on November 28, 2011, Exhibit 4.1

4.10	Form of 6.25% Note due January 2018	Incorporated by reference from the Registrant’s Form 8-K filed on December 3, 2007, Exhibit 4.1

4.11	Form of 6.75% Note due June 2014	Incorporated by reference from the Registrant’s Form 8-K filed on May 26, 2009, Exhibit 4.1

4.12	Form of 4.75% Note due May 1, 2020	Incorporated by reference from the Registrant’s Form 8-K filed on April 23, 2010, Exhibit 4.1

Nordstrom, Inc. and subsidiaries  71

	Exhibit	Method of Filing
4.13	Form of 4.00% Note due 2021	Incorporated by reference from the Registrant’s Form 8-K filed on October 11, 2011, Exhibit 4.1

10.1*	Nordstrom 401(k) Plan & Profit Sharing, amended and restated on August 27, 2008	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008, Exhibit 10.1

10.2*	Amendment 2009-1 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.5

10.3*	Amendment 2009-2 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended May 1, 2010, Exhibit 10.2

10.4*	Amendment 2009-3 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended May 1, 2010, Exhibit 10.3

10.5*	Amendment 2010-1 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended May 1, 2010, Exhibit 10.4

10.6*	Amendment 2010-2 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended May 1, 2010, Exhibit 10.5

10.7*	Amendment 2010-3 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 2011, Exhibit 10.1

10.8*	Amendment 2011-1 to the Nordstrom 401(k) Plan & Profit Sharing	Filed herewith electronically

10.9*	Amendment to the Participant Loan Program of the Nordstrom 401(k) Plan & Profit Sharing	Filed herewith electronically

10.10*	Nordstrom, Inc. Executive Management Group Bonus Plan	Incorporated by reference from Registrant’s definitive proxy statement filed with the Commission on April 15, 2004

10.11*	Nordstrom, Inc. Executive Management Bonus Plan	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended May 2, 2009, Exhibit 10.6

10.12*	Nordstrom Executive Deferred Compensation Plan (2007)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.40

10.13*	Amendment 2008-1 to the Nordstrom Executive Deferred Compensation Plan (2007)	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.2

10.14*	Amendment 2008-2 to the Nordstrom Executive Deferred Compensation Plan	Incorporated by reference from the Registrant’s Form S-8 filed on September 9, 2009, Exhibit 10.4

10.15*	Amendment 2010-2 to the Nordstrom Executive Deferred Compensation Plan (2007 Restatement)	Incorporated by reference from the Registrant’s Form 8-K filed on December 23, 2010, Exhibit 10.1

10.16*	Nordstrom, Inc. Employee Stock Purchase Plan, amended and restated on August 27, 2008	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008, Exhibit 10.2

10.17*	Nordstrom, Inc. Employee Stock Purchase Plan (2011 Restatement)	Incorporated by reference to Appendix A to the Registrant’s Form DEF 14A filed on March 31, 2011

10.18*	1997 Nordstrom Stock Option Plan, amended and restated on February 16, 2000	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2003, Exhibit 10.1

 * This exhibit is a management contract, compensatory plan or arrangement.

	Exhibit	Method of Filing
10.19*	Form of Notice of 2002 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 1997 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.41

10.20*	Form of Notice of 2003 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 1997 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.42

10.21*	Form of Notice of 2004 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 1997 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.43

10.22*	2004 Equity Incentive Plan	Incorporated by reference from the Registrant’s definitive proxy statement filed with the Commission on April 15, 2004

10.23*	Nordstrom, Inc. 2004 Equity Incentive Plan (2007 Amendment)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.44

10.24*	Nordstrom, Inc. 2004 Equity Incentive Plan (2008 Amendment)	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.1

10.25*	Form of Notice of 2005 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 2004 Equity Incentive Plan	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2005, Exhibit 10.1

10.26*	Form of Notice of 2006 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 2004 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.45

10.27*	2007 Stock Option Notice Award Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on February 26, 2007, Exhibit 10.1

10.28*	2008 Stock Option Notice Award Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on February 22, 2008, Exhibit 10.1

10.29*	2009 Nonqualified Stock Option Grant Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.2

10.30*	2010 Stock Option Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2009, Exhibit 10.1

10.31*	Nordstrom, Inc. 2010 Equity Incentive Plan	Incorporated by reference to Appendix A to the Registrant’s Form DEF 14A filed on April 8, 2010

10.32*	Form of 2011 Stock Option Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2010, Exhibit 10.1

10.33*	Form of 2012 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 18, 2011, Exhibit 10.1

10.34*	Nordstrom, Inc. Leadership Separation Plan (Effective March 1, 2005)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005, Exhibit 10.43

10.35*	Amendment 2006-1 to the Nordstrom, Inc. Leadership Separation Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.56

10.36*	Amendment 2008-1, Nordstrom, Inc. Leadership Separation Plan	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.3

 * This exhibit is a management contract, compensatory plan or arrangement

Nordstrom, Inc. and subsidiaries  73

	Exhibit	Method of Filing
10.37*	Amendment 2011-1 to the Nordstrom Leadership Separation Plan	Incorporated by reference from the Registrant’s Form 8-K filed on August 25, 2011, Exhibit 10.1

10.38*	2008 Performance Share Unit Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on February 22, 2008, Exhibit 10.2

10.39*	2009 Performance Share Unit Award Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.3

10.40*	2010 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2009, Exhibit 10.2

10.41*	Form of 2011 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2010, Exhibit 10.2

10.42*	Form of 2012 Performance Share Unit Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 18, 2011, Exhibit 10.2

10.43*	Nordstrom Supplemental Executive Retirement Plan (2008)	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.4

10.44*	Amendment 2009-1 to the Nordstrom Supplemental Executive Retirement Plan	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.4

10.45	Nordstrom Directors Deferred Compensation Plan (2007)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.41

10.46	Amendment 2009-1 to the Nordstrom Directors Deferred Compensation Plan	Incorporated by reference from the Registrant’s Form S-8 filed on September 9, 2009, Exhibit 10.5

10.47	2009 Form of Independent Director Indemnification Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.1

10.48	2010 Form of Independent Director Indemnification Agreement	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2011, Exhibit 10.78

10.49	The 2002 Nonemployee Director Stock Incentive Plan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002, Exhibit 10.1

10.50	Nordstrom, Inc. 2002 Nonemployee Director Stock Incentive Plan (2007 Amendment)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.39

10.51	Form of Restricted Stock Award under the 2002 Nonemployee Director Stock Incentive Plan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2007, Exhibit 10.1

10.52	Form of 2012 Restricted Stock Unit Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 18, 2011, Exhibit 10.3

10.53	Promissory Note dated April 18, 2002 between 1700 Seventh, L.P. and New York Life Insurance Company	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.2

10.54	Promissory Note dated April 18, 2002 between 1700 Seventh, L.P. and Life Investors Insurance Company of America	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.3

 * This exhibit is a management contract, compensatory plan or arrangement

	Exhibit	Method of Filing
10.55	Guaranty Agreement dated April 18, 2002 between Registrant, New York Life Insurance Company and Life Investors Insurance Company of America	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002, Exhibit 10.4

10.56	Investment Agreement dated October 8, 1984 between the Registrant and Nordstrom Credit, Inc.	Incorporated by reference from the Nordstrom Credit, Inc. Form 10, Exhibit 10.1

10.57	Commitment of Nordstrom, Inc. to Nordstrom fsb dated June 17, 2004	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, Exhibit 10.4

10.58	Nordstrom fsb Segregated Earmarked Deposit Agreement and Security Agreement by and between Nordstrom fsb and Nordstrom, Inc. dated July 1, 2004	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, Exhibit 10.5

10.59	Merchant Agreement dated August 30, 1991 between Registrant and Nordstrom National Credit Bank	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1991, Exhibit 10.1

10.60	First Amendment to Merchant Agreement and Operating Procedures dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated March 1, 2000	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.32

10.61	Second Amendment to Merchant Agreement and Operating Procedures dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated March 2, 2000	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.33

10.62	Third Amendment to Merchant Agreement and Operating Procedures dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated October 1, 2001	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.34

10.63	Fourth Amendment to Merchant Agreement and Operating Procedures dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated November 1, 2002	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.35

10.64	Fifth Amendment to Merchant Agreement and Operating Procedures dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated November 1, 2005	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.36

10.65	Sixth Amendment to Merchant Agreement and Operating Procedures dated August 30, 1991 between Registrant and Nordstrom National Credit Bank, dated May 1, 2007	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.37

10.66	Revolving Credit Facility Agreement dated November 4, 2005, between Registrant and each of the initial lenders named therein as Lenders, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Syndication Agents, U.S. Bank, National Association, as Documentation Agent and Bank of America, N.A. as administrative agent	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2005, Exhibit 10.1

10.67	Notice of Exercise of Accordion on Revolving Credit Facility Agreement dated May 13, 2008	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2008, Exhibit 10.1

10.68	Revolving Credit Facility Agreement dated August 14, 2009, between Registrant and each of the initial lenders named therein as Lenders; Bank of America, N.A., as Agent; Wells Fargo Bank, N.A., as Syndication Agent; The Royal Bank of Scotland PLC and U.S. Bank National Association, as Co- Documentation Agents; and Banc of America Securities LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Co-Book Managers	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2010, Exhibit 10.1

Nordstrom, Inc. and subsidiaries  75

	Exhibit	Method of Filing
10.69	Revolving Credit Facility Agreement dated June 23, 2011, between Registrant and each of the initial lenders named therein as Lenders; Bank of America Merrill Lynch, as Administrative Agent; Wells Fargo Bank, N.A., as Syndication Agent; and RBS Citizens, N.A. and U.S. Bank, National Association, as Documentation Agents	Incorporated by reference from the Registrant’s Form 8-K filed on June 23, 2011, Exhibit 10.1

10.70	Officers’ Certificate pursuant to Section 1.2 of the Indenture, dated as of December 3, 2007, between Nordstrom, Inc. and Wells Fargo Bank, N.A., in connection with the issuance of $400M 6.75% Notes due 2014	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2010, Exhibit 10.3

10.71	Officers’ Certificate pursuant to Section 5(h) of the Underwriting Agreement, dated May 20, 2009, among Nordstrom, Inc. and several underwriters, in connection with the issuance and sale of $400M 6.75% Notes due 2014	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended July 31, 2010, Exhibit 10.2

10.72	Performance Undertaking dated December 4, 2001 between Registrant and Bank One, N.A.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002, Exhibit 10.38

10.73	Servicing Agreement, dated as of May 1, 2007, by and between Nordstrom fsb, and Nordstrom Credit, Inc.	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.2

10.74	Amended and Restated Transfer and Servicing Agreement, dated as of May 1, 2007, by and between Nordstrom Credit Card Receivables II LLC, as transferor, Nordstrom fsb, as servicer, Wells Fargo Bank, National Association, as indenture trustee, and Nordstrom Credit Card Master Note Trust II, as issuer	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.4

10.75	Second Amended and Restated Trust Agreement, dated as of May 1, 2007, by and between Nordstrom Credit Card Receivables II LLC, as transferor, and Wilmington Trust Company, as owner trustee	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.5

10.76	Amended and Restated Administration Agreement, dated as of May 1, 2007, by and between Nordstrom Credit Card Master Note Trust II, as issuer, and Nordstrom fsb, as administrator	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.6

10.77	Amended and Restated Receivables Purchase Agreement, dated as of May 1, 2007, by and between Nordstrom Credit, Inc., as seller and Nordstrom Credit Card Receivables II LLC, as purchaser	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.3

10.78	Participation Agreement, dated as of May 1, 2007, by and between Nordstrom fsb, as seller and Nordstrom Credit, Inc., as purchaser	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.1

10.79	Confirmation of transaction between The Royal Bank of Scotland plc and Nordstrom Inc., dated as of December 22, 2009	Incorporated by reference from the Registrant’s Form 8-K filed on December 23, 2009, Exhibit 10.1

10.80	Confirmation of transaction between Wachovia Bank N.A. and Nordstrom Inc., dated as of December 22, 2009	Incorporated by reference from the Registrant’s Form 8-K filed on December 23, 2009, Exhibit 10.2

10.81	Press release dated August 19, 2010 announcing that its Board of Directors authorized a $500 million share repurchase program	Incorporated by reference from the Registrant’s Form 8-K filed on August 19, 2010, Exhibit 99.1

10.82	Press release dated May 12, 2011 announcing that its Board of Directors authorized a $750 million share repurchase program	Incorporated by reference from the Registrant’s Form 8-K filed on May 12, 2011, Exhibit 99.3

12.1	Ratio of Earnings to Fixed Charges	Incorporated by reference from the Registrant’s Form S-3ASR filed on October 5, 2011

	Exhibit	Method of Filing
21.1	Significant subsidiaries of the Registrant	Filed herewith electronically

23.1	Consent of Independent Registered Public Accounting Firm	Filed as page 70 of this report

31.1	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Filed herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

Nordstrom, Inc. and subsidiaries  77