Form 10-Q
period 2012-04-28
NORDSTROM INC
filed 2012-05-29
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 28, 2012
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to___________
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Common stock outstanding as of May 23, 2012: 208,010,488 shares

1 of 29

NORDSTROM, INC.

2 of 29

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended
	April 28, 2012	April 30, 2011
Net sales	$2,535	$2,229
Credit card revenues	94	94
Total revenues	2,629	2,323
Cost of sales and related buying and occupancy costs	(1,584)	(1,385)
Selling, general and administrative expenses:
Retail	(721)	(611)
Credit	(44)	(55)
Earnings before interest and income taxes	280	272
Interest expense, net	(40)	(31)
Earnings before income taxes	240	241
Income tax expense	(91)	(96)
Net earnings	$149	$145

Earnings per share:
Basic	$0.72	$0.66
Diluted	$0.70	$0.65

Weighted average shares outstanding:
Basic	207.3	219.0
Diluted	211.4	223.3
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended
	April 28, 2012	April 30, 2011
Net earnings	$149	$145
Other comprehensive earnings, net of tax	1	1
Comprehensive net earnings	$150	$146
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 29

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	April 28, 2012	January 28, 2012	April 30, 2011
Assets
Current assets:
Cash and cash equivalents	$1,647	$1,877	$1,433
Accounts receivable, net	2,008	2,033	1,969
Merchandise inventories	1,372	1,148	1,149
Current deferred tax assets, net	215	220	222
Prepaid expenses and other	79	282	80
Total current assets	5,321	5,560	4,853

Land, buildings and equipment (net of accumulated depreciation of $3,865, $3,791 and $3,600)	2,472	2,469	2,361
Goodwill	175	175	200
Other assets	290	287	333
Total assets	$8,258	$8,491	$7,747

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,176	$917	$1,035
Accrued salaries, wages and related benefits	232	388	232
Other current liabilities	793	764	715
Current portion of long-term debt	6	506	506
Total current liabilities	2,207	2,575	2,488

Long-term debt, net	3,137	3,141	2,276
Deferred property incentives, net	503	500	506
Other liabilities	328	319	343

Commitments and contingencies

Shareholders' equity:
Common stock, no par value: 1,000 shares authorized; 208.6, 207.6 and 219.8 shares issued and outstanding	1,557	1,484	1,362
Retained earnings	570	517	800
Accumulated other comprehensive loss	(44)	(45)	(28)
Total shareholders' equity	2,083	1,956	2,134
Total liabilities and shareholders' equity	$8,258	$8,491	$7,747
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 29

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at January 28, 2012	207.6	$1,484	$517	$(45)	$1,956
Net earnings	—	—	149	—	149
Other comprehensive earnings	—	—	—	1	1
Dividends ($0.27 per share)	—	—	(56)	—	(56)
Issuance of common stock under stock compensation plans	1.8	60	—	—	60
Stock-based compensation	—	13	—	—	13
Repurchase of common stock	(0.8)	—	(40)	—	(40)
Balance at April 28, 2012	208.6	$1,557	$570	$(44)	$2,083

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at January 29, 2011	218.0	$1,168	$882	$(29)	$2,021
Net earnings	—	—	145	—	145
Other comprehensive earnings	—	—	—	1	1
Dividends ($0.23 per share)	—	—	(50)	—	(50)
Issuance of common stock for HauteLook acquisition	3.5	148	—	—	148
Issuance of common stock under stock compensation plans	1.3	36	—	—	36
Stock-based compensation	0.9	10	—	—	10
Repurchase of common stock	(3.9)	—	(177)	—	(177)
Balance at April 30, 2011	219.8	$1,362	$800	$(28)	$2,134
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 29

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Quarter Ended
	April 28, 2012	April 30, 2011
Operating Activities
Net earnings	$149	$145
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses	101	86
Amortization of deferred property incentives and other, net	(18)	(14)
Deferred income taxes, net	—	1
Stock-based compensation expense	13	11
Tax benefit from stock-based compensation	13	7
Excess tax benefit from stock-based compensation	(14)	(8)
Provision for bad debt expense	13	25
Change in operating assets and liabilities:
Accounts receivable	(6)	4
Merchandise inventories	(204)	(143)
Prepaid expenses and other assets	2	(2)
Accounts payable	203	154
Accrued salaries, wages and related benefits	(156)	(147)
Other current liabilities	33	52
Deferred property incentives	21	29
Other liabilities	9	9
Net cash provided by operating activities	159	209

Investing Activities
Capital expenditures	(98)	(116)
Change in restricted cash	200	—
Change in credit card receivables originated at third parties	17	30
Other, net	—	(2)
Net cash provided by (used in) investing activities	119	(88)

Financing Activities
Principal payments on long-term borrowings	(502)	(1)
Increase (decrease) in cash book overdrafts	48	(9)
Cash dividends paid	(56)	(50)
Payments for repurchase of common stock	(57)	(171)
Proceeds from issuances under stock compensation plans	47	29
Excess tax benefit from stock-based compensation	14	8
Other, net	(2)	—
Net cash used in financing activities	(508)	(194)

Net decrease in cash and cash equivalents	(230)	(73)
Cash and cash equivalents at beginning of period	1,877	1,506
Cash and cash equivalents at end of period	$1,647	$1,433

Supplemental Cash Flow Information
Cash paid during the period for:
Interest (net of capitalized interest)	$24	$12
Income taxes	$46	$36

Non-cash investing activity:
Issuance of common stock for HauteLook acquisition	$—	$148
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

6 of 29

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)
NOTE 1: BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements include Nordstrom, Inc. and its subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The interim condensed consolidated financial statements have been prepared on a basis consistent in all material respects with the accounting policies described and applied in our 2011 Annual Report on Form 10-K, and reflect all adjustments that are, in management's opinion, necessary for the fair presentation of the results of operations, financial position and cash flows for the periods presented.
The condensed consolidated financial statements as of and for the periods ended April 28, 2012 and April 30, 2011 are unaudited. The condensed consolidated balance sheet as of January 28, 2012 has been derived from the audited consolidated financial statements included in our 2011 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read together with the consolidated financial statements and related footnote disclosures contained in our 2011 Annual Report on Form 10-K.
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.
Our business, like that of other retailers, is subject to seasonal fluctuations. Due to our Anniversary Sale in July, the holidays in December and the half-yearly sales that occur in the second and fourth quarters, our sales are typically higher in the second and fourth quarters of the fiscal year than in the first and third quarters. In 2012, our Anniversary Sale will shift to the last week of July and the first week of August to align with the historical timing of our sale event. This will move one week of event sales to the third quarter. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which has requirements that are disclosure-only in nature. This ASU requires disclosures about offsetting and related arrangements for financial instruments and derivative instruments, including gross and net information and evaluation of the effect of netting arrangements on the statement of financial position. We do not expect the provisions of this ASU, which are effective for us beginning with the first quarter of 2013, to have a material impact on our consolidated financial statements.
NOTE 2: HAUTELOOK
On March 23, 2011, we acquired 100% of the outstanding equity of HauteLook, Inc., an online private sale retailer offering limited-time sale events on fashion and lifestyle brands. The terms of this acquisition included upfront consideration of $180 in Nordstrom common stock and an "earn-out" provision ultimately settled in 2011 for $30 in Nordstrom common stock. On the acquisition date, we recorded intangible assets of $62 and goodwill of $146, offset by other net liabilities of $13. In the fourth quarter of 2011, we recognized a goodwill impairment charge of $25, reducing the HauteLook goodwill to $121 due to a reorganization of HauteLook, changes in expected business results and market dynamics. Additionally, as part of the reorganization, we recorded income of $12 related to the settlement of the earn-out liability.

7 of 29

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 3: ACCOUNTS RECEIVABLE
The components of accounts receivable are as follows:

	April 28, 2012	January 28, 2012	April 30, 2011
Credit card receivables:
Nordstrom VISA credit card receivables	$1,309	$1,347	$1,367
Nordstrom private label card receivables	718	727	656
Total credit card receivables	2,027	2,074	2,023
Allowance for credit losses	(105)	(115)	(135)
Credit card receivables, net	1,922	1,959	1,888
Other accounts receivable	86	74	81
Accounts receivable, net	$2,008	$2,033	$1,969
Other accounts receivable consist primarily of credit and debit card receivables due from third-party financial institutions.
Activity in the allowance for credit losses for the quarters ended April 28, 2012 and April 30, 2011 is as follows:

	Quarter Ended
	April 28, 2012	April 30, 2011
Allowance at beginning of period	$115	$145
Bad debt provision	13	25
Write-offs	(30)	(40)
Recoveries	7	5
Allowance at end of period	$105	$135
For purposes of determining impairment and recording the associated allowance for credit losses, we evaluate our credit card receivables on a collective basis as they are composed of large groups of smaller-balance homogeneous loans and, therefore, are not individually evaluated for impairment.
Under certain circumstances, we may make modifications to payment terms for a customer experiencing financial difficulties in an effort to help the customer avoid bankruptcy and to maximize our recovery of the outstanding balance. These modifications, which meet the definition of troubled debt restructurings ("TDRs"), include reduced or waived fees and finance charges, and/or reduced minimum payments. Receivables classified as TDRs were $54, or 2.7% of our total credit card receivables as of April 28, 2012, $58, or 2.8% of our total credit card receivables as of January 28, 2012 and $54, or 2.7% of our total credit card receivables as of April 30, 2011. As with other aged receivables in our portfolio, the allowance for credit losses related to receivables classified as TDRs is primarily based on our historical aging and delinquency trends and write-off experience, with qualitative consideration of factors affecting the credit quality of our portfolio, including amounts of and trends in TDRs.

8 of 29

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

Credit Quality
The primary indicators of the credit quality of our credit card receivables are aging and delinquency, particularly the levels of account balances delinquent 30 days or more as these are the accounts most likely to be written off. The following table illustrates the aging and delinquency status of our credit card receivables:

	April 28, 2012		January 28, 2012		April 30, 2011
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Current	$1,903	93.9%	$1,928	93.0%	$1,863	92.1%
1 – 29 days delinquent	77	3.8%	92	4.4%	92	4.6%
30+ days delinquent:
30 – 59 days delinquent	17	0.8%	20	1.0%	22	1.1%
60 – 89 days delinquent	11	0.6%	13	0.6%	17	0.8%
90 days or more delinquent	19	0.9%	21	1.0%	29	1.4%
Total 30+ days delinquent	47	2.3%	54	2.6%	68	3.3%
Total credit card receivables	$2,027	100.0%	$2,074	100.0%	$2,023	100.0%

Receivables not accruing finance charges	$11		$15		$14
Receivables 90 days or more delinquent and still accruing finance charges	$10		$11		$15

We also evaluate credit quality using FICO credit scores. The following table illustrates the distribution of our credit card receivables across FICO score ranges:

	April 28, 2012		January 28, 2012		April 30, 2011
FICO Score Range[1]	Balance	% of Total	Balance	% of Total	Balance	% of Total
801+	$331	16.3%	$307	14.8%	$304	15.0%
720 – 800	710	35.1%	741	35.7%	708	35.0%
660 – 719	539	26.6%	572	27.6%	536	26.5%
600 – 659	256	12.6%	270	13.0%	255	12.6%
001 – 599	118	5.8%	120	5.8%	135	6.7%
Other[2]	73	3.6%	64	3.1%	85	4.2%
Total credit card receivables	$2,027	100.0%	$2,074	100.0%	$2,023	100.0%
1Credit scores for our cardholders are updated at least every 60 days. Amounts listed in the table reflect the most recently obtained credit scores as of the dates indicated.
2Other consists of amounts not yet posted to customers' accounts and receivables from customers for whom FICO scores are temporarily unavailable.

9 of 29

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 4: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt is as follows:

	April 28, 2012	January 28, 2012	April 30, 2011
Secured
Series 2007-2 Class A Notes, one-month LIBOR plus 0.06% per year, due April 2012	—	$454	$454
Series 2007-2 Class B Notes, one-month LIBOR plus 0.18% per year, due April 2012	—	46	46
Series 2011-1 Class A Notes, 2.28%, due October 2016	$325	325	—
Mortgage payable, 7.68%, due April 2020	50	51	55
Other	11	12	13
	386	888	568
Unsecured
Senior notes, 6.75%, due June 2014, net of unamortized discount	399	399	399
Senior notes, 6.25%, due January 2018, net of unamortized discount	648	648	647
Senior notes, 4.75%, due May 2020, net of unamortized discount	498	498	498
Senior notes, 4.00%, due October 2021, net of unamortized discount	499	499	—
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 7.00%, due January 2038, net of unamortized discount	344	343	343
Other	69	72	27
	2,757	2,759	2,214

Total long-term debt	3,143	3,647	2,782
Less: current portion	(6)	(506)	(506)
Total due beyond one year	$3,137	$3,141	$2,276

In April 2012, we retired our Series 2007-2 Class A & B Notes ("the Notes") totaling $500, which had been secured by our restricted receivables. The Notes were retired using cash that had been accumulated monthly into a restricted account beginning in December 2011. Prior to the retirement, the accumulated cash was included in our condensed consolidated balance sheet in prepaid expenses and other.
Credit Facilities
As of April 28, 2012, we had total short-term borrowing capacity available for general corporate purposes of $800. Of the total capacity, we had $600 under our commercial paper program, which is backed by our unsecured revolving credit facility ("revolver") that expires in June 2016, and $200 under our 2007-A Variable Funding Note ("2007-A VFN") that expires in January 2013. During the quarter ended April 28, 2012, we had no issuances under our commercial paper program and no borrowings under our revolver or our 2007-A VFN.
The revolver requires that we maintain a leverage ratio, defined as Adjusted Debt to Earnings before Interest, Income Taxes, Depreciation, Amortization and Rent ("EBITDAR"), of less than four times. As of April 28, 2012, we were in compliance with this covenant.

10 of 29

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 5: FAIR VALUE MEASUREMENTS
We disclose our financial assets and liabilities that are measured at fair value in our condensed consolidated balance sheets on a recurring basis, by level within the fair value hierarchy as defined by applicable accounting standards:
Level 1: Quoted market prices in active markets for identical assets or liabilities
Level 2: Other observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3: Unobservable inputs that cannot be corroborated by market data that reflect the reporting entity's own assumptions

We did not have any financial assets or liabilities that were measured at fair value on a recurring basis as of April 28, 2012 or January 28, 2012. The following table presents our financial assets and liabilities that were measured at fair value on a recurring basis as of April 30, 2011, by level within the fair value hierarchy:

	Fair Value Hierarchy	April 30, 2011
Assets:
Interest rate swap	Level 2	$27
Liabilities:
HauteLook earn-out liability	Level 3	$42

Interest Rate Swap
The estimated fair value of our interest rate swap agreements (collectively, the "swap") was a $27 asset as of April 30, 2011. In January 2012, we sold our interest rate swap. During 2011, before the sale of our swap, we estimated the fair value of our interest rate swap based upon observable market-based inputs for identical or comparable arrangements from reputable third-party brokers, adjusted for credit risk. As such, these were considered Level 2 fair value measurements.

HauteLook Earn-out
The estimated fair value of our HauteLook earn-out was a $42 liability as of April 30, 2011. On November 23, 2011, we settled the earn-out provisions for $30 and have no remaining liability related to the earn-out. During 2011, before the settlement, we estimated the fair value of the HauteLook earn-out liability using a valuation model based on our expectations of HauteLook’s future performance, estimates of volatility around those expectations and the risk-adjusted discount rate. As such, this was considered a Level 3 fair value measurement.

Other
Financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying value of cash and cash equivalents, accounts receivable, net and accounts payable approximate fair value due to their short-term nature. The estimated fair value of our long-term debt, including current maturities and the remaining fair value adjustment from our previous effective fair value hedge, was $3,681 as of April 28, 2012, compared with a carrying value of $3,143. We estimated the fair value of long-term debt using quoted market prices of the same or similar issues, and as such, this is considered a Level 1 fair value measurement.
We also measure certain non-financial assets at fair value on a non-recurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We recorded no impairment charges for these assets for the quarters ended April 28, 2012 and April 30, 2011.
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

11 of 29

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 7: SHAREHOLDERS' EQUITY
In May 2011, our Board of Directors authorized a program (the "2011 Program") to repurchase up to $750 of our outstanding common stock, through February 2, 2013. In February 2012, our Board of Directors authorized a new program (the "2012 Program") to repurchase up to $800 of our outstanding common stock, through February 1, 2014, in addition to the remaining amount available for repurchase under the 2011 Program. For the quarter ended April 28, 2012, we repurchased 0.8 shares of our common stock for an aggregate purchase price of $40 and had $1,070 in remaining share repurchase capacity. The actual number and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission rules.
NOTE 8: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended
	April 28, 2012	April 30, 2011
Stock options	$10	$8
HauteLook stock compensation	2	2
Performance share units	—	1
Employee stock purchase plan	1	—
Total stock-based compensation expense, before income tax benefit	$13	$11
Income tax benefit	(4)	(4)
Total stock-based compensation expense, net of income tax benefit	$9	$7
During the quarters ended April 28, 2012 and April 30, 2011, we granted 2.9 and 2.7 options with weighted average grant-date fair values per option of $15 in each period.
NOTE 9: EARNINGS PER SHARE
The computation of earnings per share is as follows:

	Quarter Ended
	April 28, 2012	April 30, 2011
Net earnings	$149	$145

Basic shares	207.3	219.0
Dilutive effect of stock options and other	4.1	4.3
Diluted shares	211.4	223.3

Earnings per basic share	$0.72	$0.66
Earnings per diluted share	$0.70	$0.65

Anti-dilutive stock options and other	6.0	4.5

12 of 29

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 10: SEGMENT REPORTING
The following tables set forth information for our reportable segments:

	Retail	Credit	Corporate/Other	Total
Quarter ended April 28, 2012
Net sales	$2,576	—	$(41)	$2,535
Credit card revenues	—	$94	—	94
Earnings (loss) before interest and income taxes	372	27	(119)	280
Interest expense, net	—	(6)	(34)	(40)
Earnings (loss) before income taxes	372	21	(153)	240
Goodwill	175	—	—	175

Quarter ended April 30, 2011
Net sales	$2,259	—	$(30)	$2,229
Credit card revenues	—	$94	—	94
Earnings (loss) before interest and income taxes	347	25	(100)	272
Interest expense, net	—	(4)	(27)	(31)
Earnings (loss) before income taxes	347	21	(127)	241
Goodwill	200	—	—	200
The following table summarizes net sales within our reportable segments:

	Quarter Ended
	April 28, 2012	April 30, 2011
Nordstrom full-line stores	$1,716	$1,599
Direct	242	168
Nordstrom	1,958	1,767
Nordstrom Rack	557	466
Other retail[1]	61	26
Total Retail segment	2,576	2,259
Corporate/Other	(41)	(30)
Total net sales	$2,535	$2,229
1Other retail includes our HauteLook online private sale subsidiary, our Jeffrey stores and our treasure&bond store.

13 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share and per square foot amounts)

CAUTIONARY STATEMENT
Certain statements in this Quarterly Report on Form 10-Q contain or may suggest "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including, but not limited to, anticipated financial outlook for the fiscal year ending February 2, 2013, anticipated annual same-store sales rate, anticipated Return on Invested Capital and trends in our operations. Such statements are based upon the current beliefs and expectations of the company's management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including, but not limited to:

•	the impact of economic and market conditions and the resultant impact on consumer spending patterns,

•	our ability to respond to the business environment, fashion trends and consumer preferences, including changing expectations of service and experience in stores and online,

•	effective inventory management,

•
successful execution of our growth strategy, including possible expansion into new markets, technological investments and acquisitions, our ability to realize the anticipated benefits from such acquisitions, and the timely completion of construction associated with newly planned stores, relocations and remodels, all of which may be impacted by the financial health of third parties,

•	our ability to manage the change in our business/financial model as we increase our investment in e-commerce and our online business,

•	our ability to maintain relationships with our employees and to effectively attract, develop and retain our future leaders,

•	successful execution of our multi-channel strategy,

•	our compliance with applicable banking and related laws and regulations impacting our ability to extend credit to our customers,

•	impact of the current regulatory environment and financial system and health care reforms,

•
the impact of any systems failures, cybersecurity and/or security breaches, including any security breaches that result in the theft, transfer or unauthorized disclosure of customer, employee or company information or our compliance with information security and privacy laws and regulations in the event of such an incident,

•	our compliance with employment laws and regulations and other laws and regulations applicable to us, including the outcome of claims and litigation and resolution of tax matters,

•	compliance with debt covenants and availability and cost of credit,

•	our ability to safeguard our brand and reputation,

•	successful execution of our information technology strategy,

•	our ability to maintain our relationships with vendors,

•	trends in personal bankruptcies and bad debt write-offs,

•	changes in interest rates,

•	efficient and proper allocation of our capital resources,

•	weather conditions, natural disasters, health hazards or other market disruptions, or the prospects of these events and the impact on consumer spending patterns,

•	disruptions in our supply chain,

•	the geographic locations of our stores,

•	the effectiveness of planned advertising, marketing and promotional campaigns,

•	our ability to control costs and

•	the timing and amounts of share repurchases by the company, if any, or any share issuances by the company, including issuances associated with option exercises or other matters.
These and other factors, including those factors described in Part I, "Item 1A. Risk Factors" in our 2011 Annual Report on Form 10-K, could affect our financial results and cause actual results to differ materially from any forward-looking information we may provide. We undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.

14 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

OVERVIEW
Our first quarter results reflected continued strength across all channels, with ten consecutive quarters of total company same-store sales increases and double-digit increases in total sales. This is a result of consistent execution in our core business and our healthy financial position which gives us the flexibility to aggressively pursue growth opportunities, particularly in e-commerce. As customers' expectations of service evolve, expanded selection, speed and convenience are becoming even more important. We are accelerating our efforts to enhance the customer experience from our established foundation of multi-channel capabilities and increase our relevance with existing and new customers.

In e-commerce, we have many ongoing initiatives, including increased selection of merchandise, personalization, website enhancements and additional functionality of our mobile apps. Combined with increasing our speed of delivery and free standard shipping and returns, we are seeing the benefits reflected in the continuing strong sales growth in our Direct channel, with a 44.2% increase in the first quarter, our fastest growing channel. Last year at this time we acquired HauteLook, a leader in the online private sale marketplace. In April of this year, we announced our partnership with Bonobos, a fast-moving online retailer that has been successful in connecting and gaining relevance with a contemporary customer. With this partnership, we can learn through an up-close view of their web-driven brand while gaining access to an energetic clothing line to add to our men's assortment.

We also continue to grow through new stores, remodels and other initiatives. During the quarter, we opened one Nordstrom full-line store and four Nordstrom Rack stores, and relocated one Nordstrom Rack store. Our recent store openings also offer examples of our evolution in responding to how our customers want to shop. Although we introduced mobile devices in our stores last year, at our new Salt Lake City full-line store we provided three times the number of mobile point-of-sale devices as cash registers to help make shopping faster and more convenient. We continue to add functionality and build in new features to these devices to make them even more helpful to our customers. At our relocated downtown Seattle Nordstrom Rack store, we also increased the number of mobile point-of-sale devices, resulting in a significantly quicker check-out, which translates into a better service experience.

As we accelerate our growth in e-commerce, supported by the increased level of investments we are making in this channel, our operating model is evolving. Our overall goals to achieve high single-digit total sales growth and mid-teens Return on Invested Capital ("ROIC") are unchanged, as these measures correlate strongly with shareholder return. We believe our investments will increase our ROIC through high growth in sales dollars and earnings before interest and income taxes ("EBIT"), as opposed to EBIT margin, with an incrementally productive capital base. Even with these additional investments, in 2012 we expect to produce the highest level of EBIT results in our history, driven by strong sales.

Fashion Rewards plays an important part in building customer loyalty. Our Fashion Rewards members shop more frequently and spend more with us on average than non-members. During the quarter, we saw a favorable response from our customers to the enhancements we made to our Fashion Rewards program, with new Fashion Rewards accounts increasing by almost 50% from the first quarter of last year. Our new program gives customers more control over how and when they can earn rewards and extends more benefits to our cardholders. We also saw customer payment rates continue to improve in the first quarter, resulting in decreased delinquency and write-off trends, while our credit and debit card volumes increased.

Our first quarter performance is on track with our long-term growth plans. We remain focused on providing a superior customer experience both in-store and online and see many opportunities to drive growth across all channels.
RESULTS OF OPERATIONS
Our reportable segments are Retail and Credit. Our Retail segment includes our Nordstrom branded full-line stores and website, our Nordstrom Rack stores, and our other retail channels including HauteLook, our Jeffrey stores and our treasure&bond store. For purposes of discussion and analysis of our results of operations, we combine our Retail segment results with revenues and expenses in the "Corporate/Other" column of our segment reporting footnote (collectively, the "Retail Business"). We analyze our results of operations through earnings before interest and income taxes for our Retail Business and earnings before income taxes for Credit, while interest expense and income taxes are discussed on a total company basis.

15 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Retail Business
Summary
The following table summarizes the results of our Retail Business for the quarter ended April 28, 2012, compared with the quarter ended April 30, 2011:

	Quarter Ended
	April 28, 2012		April 30, 2011
	Amount	% of net sales	Amount	% of net sales
Net sales	$2,535	100.0%	$2,229	100.0%
Cost of sales and related buying and occupancy costs	(1,561)	(61.6%)	(1,371)	(61.5%)
Gross profit	974	38.4%	858	38.5%
Selling, general and administrative expenses	(721)	(28.4%)	(611)	(27.4%)
Earnings before interest and income taxes	$253	10.0%	$247	11.1%
Retail Business Net Sales

	Quarter Ended
	April 28, 2012	April 30, 2011
Net sales by channel:
Nordstrom full-line stores	$1,716	$1,599
Direct	242	168
Nordstrom	1,958	1,767
Nordstrom Rack	557	466
Other retail[1]	61	26
Total Retail segment	2,576	2,259
Corporate/Other	(41)	(30)
Total net sales	$2,535	$2,229

Net sales increase	13.7%	12.0%

Same-store sales increase by channel:
Nordstrom full-line stores	5.6%	6.9%
Direct	44.2%	16.6%
Nordstrom	9.3%	7.8%
Nordstrom Rack	6.8%	1.2%
Total	8.5%	6.5%

Sales per square foot	$102	$93
4-wall sales per square foot[2]	$92	$86
1Other retail includes our HauteLook online private sale subsidiary, our Jeffrey stores and our treasure&bond store.
24-wall sales per square foot is calculated as Nordstrom full-line and Nordstrom Rack sales divided by Nordstrom full-line and Nordstrom Rack weighted-average square footage. Weighted-average square footage includes a percentage of period-end square footage for new stores equal to the percentage of the period during which they were open.
Net sales increased 13.7% for the quarter ended April 28, 2012, compared with the same period in 2011. Overall same-store sales increased 8.5%, with increases of 9.3% at Nordstrom and 6.8% at Nordstrom Rack. During the quarter ended April 28, 2012, we opened one Nordstrom full-line store, four Nordstrom Rack stores and relocated one Nordstrom Rack store.

16 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Nordstrom net sales for the first quarter of 2012 were $1,958, an increase of 10.8% compared with the same period in 2011, with same-store sales up 9.3%. Both the average selling price and the number of items sold increased for the quarter ended April 28, 2012, compared with the same period last year. Category highlights for the quarter ended April 28, 2012 included Handbags, Women's Shoes and Men's Shoes. Full-line same-store sales increased 5.6% compared with the same period in 2011. The South and Midwest were the top-performing geographic regions. The Direct channel continued to show strong sales growth with an increase of 44.2% in the first quarter of 2012, compared with the same period in the prior year. This increase significantly outpaced our overall performance and is reflective of the multiple initiatives under way in e-commerce.
Nordstrom Rack net sales increased $91, or 19.6%, for the quarter ended April 28, 2012, compared with the same period in 2011, while same-store sales increased 6.8%. Both the number of items sold and the average selling price of Nordstrom Rack merchandise increased for the quarter ended April 28, 2012, compared with the same period last year.
Retail Business Gross Profit

	Quarter Ended
	April 28, 2012	April 30, 2011
Gross profit	$974	$858
Gross profit rate	38.4%	38.5%
Ending inventory per square foot	$55.09	$47.50
Inventory turnover rate[1]	5.37	5.44
1Inventory turnover rate is calculated as the trailing 12-months cost of sales and related buying and occupancy costs (for all segments) divided by the trailing 4-quarter average inventory.
Retail gross profit increased $116 for the quarter ended April 28, 2012, compared with the same period in 2011, due to higher sales and margin, partially offset by an increase in occupancy costs for stores opened during 2012 and 2011. Our retail gross profit rate decreased 10 basis points for the quarter ended April 28, 2012, compared with the same period in 2011, primarily due to a reduction in shipping revenue as a result of launching free shipping and free returns for online purchases in the third quarter of 2011.
Our regular-priced selling increased while our inventory turnover rate decreased to 5.37 times for the quarter ended April 28, 2012, from 5.44 times for the same period in the prior year. We ended the quarter with a 16.0% increase in ending inventory per square foot on a 10.1% increase in sales per square foot, compared with the first quarter of 2011. The increase in ending inventory per square foot relative to the increase in sales per square foot is primarily due to our accelerated online and in-store growth.
Retail Business Selling, General and Administrative Expenses

	Quarter Ended
	April 28, 2012	April 30, 2011
Selling, general and administrative expenses	$721	$611
Selling, general and administrative expense rate	28.4%	27.4%
Our Retail selling, general and administrative expenses ("Retail SG&A") increased $110, or 18.0%, for the quarter ended April 28, 2012, compared with the same period in 2011. The increase was primarily due to a continuation of various initiatives, which began in the second half of 2011, to improve the customer experience across all channels and specifically to grow our e-commerce business. These include planned increases in technology and marketing spending, as well as fulfillment expenses. The increase also reflected higher sales volume and the opening of 18 stores since the first quarter of 2011. As a result, our Retail SG&A rate increased 103 basis points for the quarter ended April 28, 2012, compared with the same period in the prior year.

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

	Quarter Ended		Quarter Ended
	April 28, 2012		April 30, 2011
	Amount	Annualized % of average credit card receivables	Amount	Annualized % of average credit card receivables
Credit card revenues	$94	18.9%	$94	19.0%
Interest expense	(6)	(1.3%)	(4)	(0.6%)
Net credit card income	88	17.6%	90	18.4%
Cost of sales and related buying and occupancy costs – loyalty program	(23)	(4.5%)	(14)	(3.0%)
Selling, general and administrative expenses	(44)	(8.9%)	(55)	(11.1%)
Total expense	(67)	(13.4%)	(69)	(14.1%)
Credit segment earnings before income taxes, as presented in segment disclosure	21	4.2%	21	4.3%
Intercompany merchant fees	17	3.6%	14	2.8%
Credit segment contribution, before income taxes	$38	7.7%	$35	7.1%

Credit and debit card volume:
Outside	$1,015		$982
Inside	892		705
Total volume	$1,907		$1,687

Average credit card receivables	$1,985		$1,990
Average credit card receivable investment[1]	$397		$398
Annualized Credit segment contribution[2]	24.0%		21.7%

1Assumes 80% of accounts receivable is funded with debt.
2Net of tax, calculated as a percentage of our average credit card receivable investment.

18 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

 Credit Card Revenues

	Quarter Ended
	April 28, 2012	April 30, 2011
Finance charge revenue	$62	$64
Interchange – third party	20	19
Late fees and other revenue	12	11
Total credit card revenues	$94	$94
Credit card revenues include finance charges, interchange fees, late fees and other revenue. Finance charges represent interest earned on unpaid balances while late fees are assessed when cardholders pay less than their minimum balance by the payment due date. Interchange fees are earned from the use of Nordstrom VISA credit cards at merchants outside of Nordstrom.
Credit card revenues were flat in the first quarter of 2012, compared with the same period in the prior year. Finance charge revenue decreased due to continued improvements in customer payment rates which more than offset the increase in total volume. Interchange fees were higher from increased use of our Nordstrom VISA credit cards at third parties.
Credit Segment Interest Expense
Interest expense increased to $6 for the quarter ended April 28, 2012, from $4 for the quarter ended April 30, 2011, due to higher average interest rates applicable to the Credit segment.
Credit Segment Cost of Sales and Related Buying and Occupancy Costs
Cost of sales and related buying and occupancy costs, which includes the estimated cost of Nordstrom Notes and complimentary alterations credits that will be issued and redeemed under our Fashion Rewards program, increased $9 for the quarter ended April 28, 2012, compared with the same period in the prior year. The increase was due to enhancements made to our Fashion Rewards program and a 13.0% increase in volume on Nordstrom credit and debit cards. We provide these benefits to our cardholders as participation in the Fashion Rewards program generates enhanced customer loyalty and incremental sales in our stores.
Credit Segment Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Credit segment ("Credit SG&A") are summarized in the following table:

	Quarter Ended
	April 28, 2012	April 30, 2011
Operational and marketing expenses	$31	$30
Bad debt provision	13	25
Total Credit selling, general and administrative expenses	$44	$55
Total Credit SG&A expenses decreased $11 for the quarter ended April 28, 2012, compared with the quarter ended April 30, 2011, due to lower bad debt expense which reflects continued improvement in our portfolio delinquencies and write-off results.

19 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Allowance for Credit Losses and Credit Trends
As a result of the improvements in our delinquency and write-off results, we reduced our allowance for credit losses by $10 during the quarter ended April 28, 2012. The following table summarizes activity in the allowance for credit losses:

	Quarter Ended
	April 28, 2012	April 30, 2011
Allowance at beginning of period	$115	$145
Bad debt provision	13	25
Write-offs	(30)	(40)
Recoveries	7	5
Allowance at end of period	$105	$135

Annualized net write-offs as a percentage of average credit card receivables	4.7%	7.0%
30+ days delinquent as a percentage of ending credit card receivables	2.3%	3.3%
Allowance as a percentage of ending credit card receivables	5.2%	6.7%
Total Company Results
Interest Expense, Net
Interest expense, net for the quarter ended April 28, 2012 was $40, compared with $31 for the quarter ended April 30, 2011, due to higher debt balances.
Income Tax Expense

	Quarter Ended
	April 28, 2012	April 30, 2011
Income tax expense	$91	$96
Effective tax rate	38.0%	40.0%
The effective tax rate for the quarter ended April 28, 2012, decreased compared with the same period in 2011. The higher rate in the first quarter of 2011 reflects the accrual of tax and interest to settle a state tax liability and the impact of non-taxable acquisition-related expenses.

Fiscal 2012 Outlook
Our expectations for fiscal 2012 are as follows:

Same-store sales	4 to 6% increase
Credit card revenues	$0 to $10 increase
Gross profit rate[1]	5 to 35 basis point decrease
Selling, general and administrative expenses:
Retail	$275 to $340 increase
Credit	$0 to $10 increase
Interest expense, net	$25 to $30 increase
Effective tax rate	39.0%
Earnings per diluted share	$3.30 to $3.45
Diluted shares outstanding	212.6

1Includes both our Retail gross profit and the cost of our loyalty program, which is recorded in our Credit segment, as a percentage of net sales.

20 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Return on Invested Capital ("ROIC") (Non-GAAP financial measure)
We define ROIC as follows:

ROIC =	Net Operating Profit after Taxes
Average Invested Capital
We believe that ROIC is a useful financial measure for investors in evaluating our operating performance. When analyzed in conjunction with our net earnings and total assets and compared with return on assets (net earnings divided by average total assets), it provides investors with a useful tool to evaluate our ongoing operations and our management of assets from period to period. ROIC is one of our key financial metrics, and we also incorporate it into our executive incentive measures. We believe that overall performance as measured by ROIC correlates directly to shareholders' return over the long term. For the 12 fiscal months ended April 28, 2012, our ROIC decreased to 13.1% compared with 13.6% for the 12 fiscal months ended April 30, 2011. ROIC is not a measure of financial performance under GAAP, should not be considered a substitute for return on assets, net earnings or total assets as determined in accordance with GAAP, and may not be comparable with similarly titled measures reported by other companies. The closest measure calculated using GAAP amounts is return on assets, which decreased to 8.5% from 8.8% for the 12 fiscal months ended April 28, 2012, compared with the 12 fiscal months ended April 30, 2011. The following is a comparison of return on assets to ROIC:

	12 Fiscal Months Ended
	April 28, 2012	April 30, 2011
Net earnings	$687	$641
Add: income tax expense	431	403
Add: interest expense	141	129
Earnings before interest and income tax expense	1,259	1,173

Add: rent expense	83	66
Less: estimated depreciation on capitalized operating leases[1]	(44)	(35)
Net operating profit	1,298	1,204

Estimated income tax expense[2]	(500)	(465)
Net operating profit after tax	$798	$739

Average total assets[3]	$8,119	$7,322
Less: average non-interest-bearing current liabilities[4]	(2,104)	(1,845)
Less: average deferred property incentives[3]	(506)	(494)
Add: average estimated asset base of capitalized operating leases[5]	589	463
Average invested capital	$6,098	$5,446

Return on assets	8.5%	8.8%
ROIC	13.1%	13.6%
1Capitalized operating leases is our best estimate of the asset base we would record for our leases that are classified as operating if they had met the criteria for a capital lease, or we purchased the property. Asset base is calculated as described in footnote 5 below.
2Based upon our effective tax rate multiplied by the net operating profit for the 12 fiscal months ended April 28, 2012 and April 30, 2011.
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
Our ROIC decreased compared with the prior year primarily due to an increase in our average invested capital, attributable primarily to growth in cash and cash equivalents. This was partly offset by an increase in our earnings before interest and income tax expense.

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
For the quarter ended April 28, 2012, cash and cash equivalents decreased by $230 to $1,647, primarily due to principal payments on long-term borrowings of $502, partially offset by an increase in cash provided by operations of $159.
Operating Activities
Net cash provided by operating activities decreased $50 for the quarter ended April 28, 2012, compared with the same period in 2011, due primarily to higher purchases of inventory in conjunction with an increase in sales.
Investing Activities
Net cash provided by investing activities was $119 for the quarter ended April 28, 2012, compared with net cash used of $88 for the quarter ended April 30, 2011, due primarily to the application of restricted cash to retire the securitized Series 2007-2 Class A & B Notes ("the Notes").

In connection with the April 2012 maturity of the Notes totaling $500, we began making monthly cash deposits of $100 into a restricted account in December 2011. As of January 28, 2012, we had accumulated $200, which was included in our condensed consolidated balance sheet in prepaid expenses and other. During the first quarter of 2012, we accumulated an additional $300 prior to the Notes' April maturity date. We retired the Notes, upon the maturity date of April 16, 2012, using the accumulated restricted cash of $500.
Financing Activities
Net cash used in financing activities was $508 for the quarter ended April 28, 2012, compared with $194 for the quarter ended April 30, 2011.
We retired our $500 securitized Series 2007-2 Class A & B Notes upon maturity in April 2012 using accumulated restricted cash described in Investing Activities above.
Additionally, we made payments of $57 for repurchases of common stock for the quarter ended April 28, 2012, compared with $171 for the quarter ended April 30, 2011.

22 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Free Cash Flow (Non-GAAP financial measure)
We define Free Cash Flow as:
Free Cash Flow = Net Cash Provided By Operating Activities – Capital Expenditures – Cash Dividends Paid +/–
Change in Credit Card Receivables Originated at Third Parties +/– Change in Cash Book Overdrafts
Free Cash Flow is one of our key liquidity measures, and in conjunction with GAAP measures, provides us with a meaningful analysis of our cash flows. We believe that our ability to generate cash is more appropriately analyzed using this measure. Free Cash Flow is not a measure of liquidity under GAAP and should not be considered a substitute for operating cash flows as determined in accordance with GAAP. In addition, Free Cash Flow does have limitations:

•	Free Cash Flow does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs; and

•	Other companies in our industry may calculate Free Cash Flow differently than we do, limiting its usefulness as a comparative measure.
To compensate for these limitations, we analyze Free Cash Flow in conjunction with other GAAP financial and performance measures impacting liquidity, including operating cash flows. The closest GAAP measure calculated using GAAP amounts is net cash provided by operating activities, which was $159 and $209 for the quarters ended April 28, 2012 and April 30, 2011. The following is a reconciliation of our net cash provided by operating activities and Free Cash Flow:

	Quarter Ended
	April 28, 2012	April 30, 2011
Net cash provided by operating activities	$159	$209
Less: capital expenditures	(98)	(116)
Less: cash dividends paid	(56)	(50)
Add: change in credit card receivables originated at third parties	17	30
Add (Less): change in cash book overdrafts	48	(9)
Free Cash Flow	$70	$64

Net cash provided by (used in) investing activities	$119	$(88)
Net cash used in financing activities	$(508)	$(194)

23 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Capacity and Commitments
As of April 28, 2012, we had total short-term borrowing capacity available for general corporate purposes of $800. Of the total capacity, we had $600 under our commercial paper program, which is backed by our unsecured revolving credit facility ("revolver") that expires in June 2016, and $200 under our 2007-A Variable Funding Note ("2007-A VFN") that expires in January 2013. During the quarter ended April 28, 2012, we had no issuances under our commercial paper program and no borrowings under our revolver or our 2007-A VFN.
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

The rate depends upon the type of borrowing incurred, plus in each case an applicable margin. This applicable margin varies depending upon the credit ratings assigned to our long-term unsecured debt. At the time of this report, our long-term unsecured debt ratings, outlook and resulting applicable margin were as follows:

	Credit Ratings	Outlook
Moody's	Baa1	Stable
Standard & Poor's	A-	Stable

	Base Interest Rate	Applicable Margin
Euro-Dollar Rate Loan	LIBOR	1.125%
Base Rate Loan	various	0.125%
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
Debt Covenant
The revolver requires that we maintain a leverage ratio, defined as Adjusted Debt to Earnings before Interest, Income Taxes, Depreciation, Amortization and Rent ("EBITDAR"), of less than four times (see the following additional discussion of Adjusted Debt to EBITDAR).
As of April 28, 2012, we were in compliance with this covenant. We will continue to monitor this covenant to ensure that we make any necessary adjustments to our plans, and we believe that we will remain in compliance with this covenant during 2012.

24 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our current goal is to manage debt levels to maintain an investment-grade credit rating as well as operate with an efficient capital structure for our size, growth plans and industry. Investment-grade credit ratings are important to maintaining access to a variety of short-term and long-term sources of funding, and we rely on these funding sources to continue to grow our business. We believe a higher ratio, among other factors, could result in rating agency downgrades. In contrast, we believe a lower ratio would result in a higher cost of capital and could negatively impact shareholder returns. As of April 28, 2012 and April 30, 2011, our Adjusted Debt to EBITDAR was 2.1.
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
To compensate for these limitations, we analyze Adjusted Debt to EBITDAR in conjunction with other GAAP financial and performance measures impacting liquidity, including operating cash flows, capital spending and net earnings. The closest measure calculated using GAAP amounts is debt to net earnings, which was 4.6 for the first quarter of 2012 and 4.3 for the first quarter of 2011. The following is a comparison of debt to net earnings and Adjusted Debt to EBITDAR:

	2012[1]	2011[1]
Debt	$3,143	$2,782
Add: rent expense x 8[2]	667	525
Less: fair value hedge adjustment included in long-term debt	(69)	(27)
Adjusted Debt	$3,741	$3,280

Net earnings	$687	$641
Add: income tax expense	431	403
Add: interest expense, net	139	127
Earnings before interest and income taxes	1,257	1,171

Add: depreciation and amortization expenses	386	333
Add: rent expense	83	66
Add: non-cash acquisition-related charges	22	—
EBITDAR	$1,748	$1,570

Debt to Net Earnings	4.6	4.3
Adjusted Debt to EBITDAR	2.1	2.1
1The components of Adjusted Debt are as of April 28, 2012 and April 30, 2011, while the components of EBITDAR are for the 12 months ended April 28, 2012 and April 30, 2011.
2The multiple of eight times rent expense used to calculate Adjusted Debt is a commonly used method of estimating the debt we would record for our leases that are classified as operating if they had met the criteria for a capital lease, or we had purchased the property.

25 of 29

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We discussed our interest rate risk and our foreign currency exchange risk in Part II, "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2011 Annual Report on Form 10-K filed with the Commission on March 16, 2012. There have been no material changes to these risks since that time.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company performed an evaluation under the supervision and with the participation of management, including our President and Chief Financial Officer, of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our President and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified within the Commission's rules and forms. Our President and Chief Financial Officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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

26 of 29

PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Repurchases
(Dollar and share amounts in millions, except per share amounts)
Following is a summary of our first quarter share repurchases:

	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]
February 2012 (January 29, 2012 to February 25, 2012)	0.7	$50.22	0.7	$1,077
March 2012 (February 26, 2012 to March 31, 2012)	0.1	$53.51	0.1	$1,071
April 2012 (April 1, 2012 to April 28, 2012)	—	$53.85	—	$1,070
Total	0.8		0.8

1In May 2011, our Board of Directors authorized a program (the "2011 Program") to repurchase up to $750 of our outstanding common stock, through
February 2, 2013. In February 2012, our Board of Directors authorized a new program (the "2012 Program") to repurchase up to $800 of our outstanding common stock, through February 1, 2014, in addition to the remaining amount available for repurchase under the 2011 Program. For the quarter ended April 28, 2012, we repurchased 0.8 shares of our common stock for an aggregate purchase price of $40 and had $1,070 in remaining share repurchase capacity. The actual number and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission rules.
Item 5. Other Information.
In June 2011, the Financial Accounting Standards Board issued guidance on the presentation of comprehensive income in financial statements, which requires us to present total comprehensive income with net income in a continuous financial statement or in a separate but consecutive statement. We adopted this guidance in the first quarter of 2012 and will present net earnings and other comprehensive earnings in two separate statements in our financial statements. The table below reflects the retrospective application of this guidance for each of the three fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010. The retrospective application did not have a material impact on our results of operations or financial position.

Fiscal year	2011	2010	2009
Net earnings	$683	$613	$441
Other comprehensive loss:
Postretirement plan adjustments, net of tax of $10, $7 and $6	(16)	(10)	(9)
Other comprehensive loss	(16)	(10)	(9)
Comprehensive net earnings	$667	$603	$432
Item 6. Exhibits.
Exhibits are incorporated herein by reference or are filed or furnished with this report as set forth in the Index to Exhibits on page 29 hereof.

27 of 29

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 29, 2012

28 of 29

NORDSTROM, INC.
Index to Exhibits

Exhibit		Method of Filing
10.1	Press release of Nordstrom, Inc., dated February 17, 2012 announcing that its Board of Directors authorized an $800 million share repurchase program	Incorporated by reference from the Registrant’s Form 8-K filed on February 21, 2012, Exhibit 99.1

10.2*	Amended and Restated Nordstrom, Inc. Executive Management Bonus Plan	Incorporated by reference from the Registrant's Form DEF 14A filed on March 30, 2012

10.3*	Amendment 2012-1 to the Nordstrom 401(k) Plan & Profit Sharing	Filed herewith electronically

31.1	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Filed herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

*This exhibit is a management contract, compensatory plan or arrangement

29 of 29