Form 10-Q
period 2012-07-28
NORDSTROM INC
filed 2012-08-27
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2012
OR
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
YES ☐ NO ☑
Common stock outstanding as of August 22, 2012: 200,996,156 shares

1 of 31

NORDSTROM, INC.

2 of 31

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	$2,918	$2,716	$5,453	$4,945
Credit card revenues	91	94	185	188
Total revenues	3,009	2,810	5,638	5,133
Cost of sales and related buying and occupancy costs	(1,879)	(1,723)	(3,463)	(3,108)
Selling, general and administrative expenses:
Retail	(778)	(708)	(1,499)	(1,319)
Credit	(62)	(59)	(106)	(114)
Earnings before interest and income taxes	290	320	570	592
Interest expense, net	(40)	(30)	(80)	(61)
Earnings before income taxes	250	290	490	531
Income tax expense	(94)	(115)	(185)	(211)
Net earnings	$156	$175	$305	$320

Earnings per share:
Basic	$0.76	$0.81	$1.48	$1.47
Diluted	$0.75	$0.80	$1.45	$1.44

Weighted average shares outstanding:
Basic	205.2	215.9	206.3	217.5
Diluted	208.7	220.3	210.0	221.8
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net earnings	$156	$175	$305	$320
Other comprehensive earnings, net of tax	2	—	3	1
Comprehensive net earnings	$158	$175	$308	$321
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 31

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	July 28, 2012	January 28, 2012	July 30, 2011
Assets
Current assets:
Cash and cash equivalents	$1,258	$1,877	$1,090
Accounts receivable, net	2,297	2,033	2,204
Merchandise inventories	1,394	1,148	1,152
Current deferred tax assets, net	233	220	228
Prepaid expenses and other	85	282	89
Total current assets	5,267	5,560	4,763

Land, buildings and equipment (net of accumulated depreciation of $3,959, $3,791 and $3,686)	2,499	2,469	2,422
Goodwill	175	175	200
Other assets	305	287	351
Total assets	$8,246	$8,491	$7,736

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,345	$917	$1,087
Accrued salaries, wages and related benefits	290	388	292
Other current liabilities	805	764	696
Current portion of long-term debt	6	506	506
Total current liabilities	2,446	2,575	2,581

Long-term debt, net	3,133	3,141	2,296
Deferred property incentives, net	493	500	505
Other liabilities	338	319	351

Commitments and contingencies

Shareholders' equity:
Common stock, no par value: 1,000 shares authorized; 201.4, 207.6 and 214.2 shares issued and outstanding	1,582	1,484	1,402
Retained earnings	296	517	629
Accumulated other comprehensive loss	(42)	(45)	(28)
Total shareholders' equity	1,836	1,956	2,003
Total liabilities and shareholders' equity	$8,246	$8,491	$7,736
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 31

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at January 28, 2012	207.6	$1,484	$517	$(45)	$1,956
Net earnings	—	—	305	—	305
Other comprehensive earnings	—	—	—	3	3
Dividends ($0.54 per share)	—	—	(112)	—	(112)
Issuance of common stock under stock compensation plans	2.1	72	—	—	72
Stock-based compensation	—	26	—	—	26
Repurchase of common stock	(8.3)	—	(414)	—	(414)
Balance at July 28, 2012	201.4	$1,582	$296	$(42)	$1,836

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at January 29, 2011	218.0	$1,168	$882	$(29)	$2,021
Net earnings	—	—	320	—	320
Other comprehensive earnings	—	—	—	1	1
Dividends ($0.46 per share)	—	—	(100)	—	(100)
Issuance of common stock for HauteLook acquisition	3.5	148	—	—	148
Issuance of common stock under stock compensation plans	2.2	63	—	—	63
Stock-based compensation	0.9	23	—	—	23
Repurchase of common stock	(10.4)	—	(473)	—	(473)
Balance at July 30, 2011	214.2	$1,402	$629	$(28)	$2,003
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 31

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six Months Ended
	July 28, 2012	July 30, 2011
Operating Activities
Net earnings	$305	$320
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses	207	179
Amortization of deferred property incentives and other, net	(32)	(28)
Deferred income taxes, net	(30)	(8)
Stock-based compensation expense	31	28
Tax benefit from stock-based compensation	15	13
Excess tax benefit from stock-based compensation	(16)	(15)
Provision for bad debt expense	38	51
Change in operating assets and liabilities:
Accounts receivable	(227)	(170)
Merchandise inventories	(218)	(136)
Prepaid expenses and other assets	(1)	(9)
Accounts payable	326	285
Accrued salaries, wages and related benefits	(100)	(87)
Other current liabilities	37	34
Deferred property incentives	32	42
Other liabilities	5	14
Net cash provided by operating activities	372	513

Investing Activities
Capital expenditures	(219)	(248)
Change in restricted cash	200	—
Change in credit card receivables originated at third parties	(77)	(57)
Other, net	(2)	(3)
Net cash used in investing activities	(98)	(308)

Financing Activities
Principal payments on long-term borrowings	(503)	(3)
Increase (decrease) in cash book overdrafts	69	(111)
Cash dividends paid	(112)	(100)
Payments for repurchase of common stock	(418)	(472)
Proceeds from issuances under stock compensation plans	57	50
Excess tax benefit from stock-based compensation	16	15
Other, net	(2)	—
Net cash used in financing activities	(893)	(621)

Net decrease in cash and cash equivalents	(619)	(416)
Cash and cash equivalents at beginning of period	1,877	1,506
Cash and cash equivalents at end of period	$1,258	$1,090

Supplemental Cash Flow Information
Cash paid during the period for:
Interest (net of capitalized interest)	$85	$61
Income taxes	$222	$218

Non-cash investing activity:
Issuance of common stock for HauteLook acquisition	$—	$148
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

6 of 31

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)
NOTE 1: BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements include Nordstrom, Inc. and its subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The interim condensed consolidated financial statements have been prepared on a basis consistent in all material respects with the accounting policies described and applied in our 2011 Annual Report on Form 10-K ("Annual Report"), and reflect all adjustments that are, in management's opinion, necessary for the fair presentation of the results of operations, financial position and cash flows for the periods presented.
The condensed consolidated financial statements as of and for the periods ended July 28, 2012 and July 30, 2011 are unaudited. The condensed consolidated balance sheet as of January 28, 2012 has been derived from the audited consolidated financial statements included in our 2011 Annual Report. The interim condensed consolidated financial statements should be read together with the consolidated financial statements and related footnote disclosures contained in our 2011 Annual Report.
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.
Our business, like that of other retailers, is subject to seasonal fluctuations. Due to our Anniversary Sale in July, the holidays in December and the half-yearly sales that occur in our second and fourth quarters, our sales are typically higher in the second and fourth quarters of the fiscal year than in the first and third quarters. In 2012, our Anniversary Sale shifted to the last week of July and the first week of August to align with the historical timing of our sale event. This moved one week of event sales to the third quarter. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which has requirements that are disclosure-only in nature. This ASU requires disclosures about offsetting and related arrangements for financial instruments and derivative instruments, including gross and net information and evaluation of the effect of netting arrangements on the statement of financial position. We do not expect the provisions of this ASU, which are effective for us beginning with the first quarter of 2013, to have a material impact on our consolidated financial statements.
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

7 of 31

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 3: ACCOUNTS RECEIVABLE
The components of accounts receivable are as follows:

	July 28, 2012	January 28, 2012	July 30, 2011
Credit card receivables:
Nordstrom VISA credit card receivables	$1,418	$1,347	$1,455
Nordstrom private label card receivables	876	727	782
Total credit card receivables	2,294	2,074	2,237
Allowance for credit losses	(105)	(115)	(125)
Credit card receivables, net	2,189	1,959	2,112
Other accounts receivable	108	74	92
Accounts receivable, net	$2,297	$2,033	$2,204
Other accounts receivable consist primarily of credit and debit card receivables due from third-party financial institutions.
Activity in the allowance for credit losses for the quarter and six months ended July 28, 2012 and July 30, 2011 is as follows:

	Quarter Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Allowance at beginning of period	$105	$135	$115	$145
Bad debt provision	25	26	38	51
Write-offs	(31)	(42)	(61)	(82)
Recoveries	6	6	13	11
Allowance at end of period	$105	$125	$105	$125
For purposes of determining impairment and recording the associated allowance for credit losses, we evaluate our credit card receivables on a collective basis as they are composed of large groups of smaller-balance homogeneous loans and, therefore, are not individually evaluated for impairment.
Under certain circumstances, we may make modifications to payment terms for a customer experiencing financial difficulties in an effort to help the customer avoid bankruptcy and to maximize our recovery of the outstanding balance. These modifications, which meet the definition of troubled debt restructurings ("TDRs"), include reduced or waived fees and finance charges, and/or reduced minimum payments. Receivables classified as TDRs were $58, or 2.5% of our total credit card receivables as of July 28, 2012, $58, or 2.8% of our total credit card receivables as of January 28, 2012 and $60, or 2.7% of our total credit card receivables as of July 30, 2011. As with other aged receivables in our portfolio, the allowance for credit losses related to receivables classified as TDRs is primarily based on our historical aging and delinquency trends and write-off experience, with qualitative consideration of factors affecting the credit quality of our portfolio, including amounts of and trends in TDRs.

8 of 31

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

Credit Quality
The primary indicators of the credit quality of our credit card receivables are aging and delinquency, particularly the levels of account balances delinquent 30 days or more as these are the accounts most likely to be written off. The following table illustrates the aging and delinquency status of our credit card receivables:

	July 28, 2012		January 28, 2012		July 30, 2011
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Current	$2,166	94.4%	$1,928	93.0%	$2,075	92.8%
1 – 29 days delinquent	84	3.7%	92	4.4%	101	4.5%
30+ days delinquent:
30 – 59 days delinquent	18	0.7%	20	1.0%	23	1.0%
60 – 89 days delinquent	11	0.5%	13	0.6%	15	0.7%
90 days or more delinquent	15	0.7%	21	1.0%	23	1.0%
Total 30+ days delinquent	44	1.9%	54	2.6%	61	2.7%
Total credit card receivables	$2,294	100.0%	$2,074	100.0%	$2,237	100.0%

Receivables not accruing finance charges	$10		$15		$19
Receivables 90 days or more delinquent and still accruing finance charges	$9		$11		$12

We also evaluate credit quality using FICO credit scores. The following table illustrates the distribution of our credit card receivables across FICO score ranges:

	July 28, 2012		January 28, 2012		July 30, 2011
FICO Score Range[1]	Balance	% of Total	Balance	% of Total	Balance	% of Total
801+	$441	19.2%	$307	14.8%	$419	18.7%
720 – 800	838	36.5%	741	35.7%	805	36.0%
660 – 719	581	25.3%	572	27.6%	561	25.1%
600 – 659	261	11.4%	270	13.0%	259	11.6%
001 – 599	105	4.6%	120	5.8%	128	5.7%
Other[2]	68	3.0%	64	3.1%	65	2.9%
Total credit card receivables	$2,294	100.0%	$2,074	100.0%	$2,237	100.0%
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

9 of 31

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 4: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt is as follows:

	July 28, 2012	January 28, 2012	July 30, 2011
Secured
Series 2007-2 Class A Notes, one-month LIBOR plus 0.06% per year, due April 2012	—	$454	$454
Series 2007-2 Class B Notes, one-month LIBOR plus 0.18% per year, due April 2012	—	46	46
Series 2011-1 Class A Notes, 2.28%, due October 2016	$325	325	—
Mortgage payable, 7.68%, due April 2020	49	51	54
Other	11	12	13
	385	888	567
Unsecured
Senior notes, 6.75%, due June 2014, net of unamortized discount	399	399	399
Senior notes, 6.25%, due January 2018, net of unamortized discount	648	648	647
Senior notes, 4.75%, due May 2020, net of unamortized discount	498	498	498
Senior notes, 4.00%, due October 2021, net of unamortized discount	499	499	—
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 7.00%, due January 2038, net of unamortized discount	344	343	343
Other	66	72	48
	2,754	2,759	2,235

Total long-term debt	3,139	3,647	2,802
Less: current portion	(6)	(506)	(506)
Total due beyond one year	$3,133	$3,141	$2,296

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
Credit Facilities
As of July 28, 2012, we had total short-term borrowing capacity available for general corporate purposes of $800. Of the total capacity, we had $600 under our commercial paper program, which is backed by our unsecured revolving credit facility ("revolver") that expires in June 2016, and $200 under our 2007-A Variable Funding Note ("2007-A VFN") that expires in January 2013. For the six months ended July 28, 2012, we had no issuances under our commercial paper program and no borrowings under our revolver or our 2007-A VFN.
The revolver requires that we maintain a leverage ratio, defined as Adjusted Debt to Earnings before Interest, Income Taxes, Depreciation, Amortization and Rent ("EBITDAR"), of less than four times. As of July 28, 2012, we were in compliance with this covenant.

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

We did not have any financial assets or liabilities that were measured at fair value on a recurring basis as of July 28, 2012 or January 28, 2012. The following table presents our financial assets and liabilities that were measured at fair value on a recurring basis as of July 30, 2011, by level within the fair value hierarchy:

	Fair Value Hierarchy	July 30, 2011
Assets:
Interest rate swap	Level 2	$48
Liabilities:
HauteLook earn-out liability	Level 3	$44
Interest Rate Swap
The estimated fair value of our interest rate swap agreements (collectively, the "swap") was a $48 asset as of July 30, 2011. In January 2012, we sold our interest rate swap. During 2011, before the sale of our swap, we estimated the fair value of our interest rate swap based upon observable market-based inputs for identical or comparable arrangements from reputable third-party brokers, adjusted for credit risk. As such, these were considered Level 2 fair value measurements.

HauteLook Earn-out
The estimated fair value of our HauteLook earn-out was a $44 liability as of July 30, 2011. On November 23, 2011, we settled the earn-out provisions for $30 and have no remaining liability related to the earn-out. During 2011, before the settlement, we estimated the fair value of the HauteLook earn-out liability using a valuation model based on our expectations of HauteLook’s future performance, estimates of volatility around those expectations and the risk-adjusted discount rate. As such, this was considered a Level 3 fair value measurement.
Other
Financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying value of cash and cash equivalents, accounts receivable, net and accounts payable approximate fair value due to their short-term nature. The estimated fair value of our long-term debt, including current maturities and the remaining fair value adjustment from our previous effective fair value hedge, was $3,755 as of July 28, 2012, compared with a carrying value of $3,139. We estimated the fair value of long-term debt using quoted market prices of the same or similar issues, and as such, this is considered a Level 1 fair value measurement.
We also measure certain non-financial assets at fair value on a non-recurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We recorded no impairment charges for these assets for the six months ended July 28, 2012 and July 30, 2011.
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

11 of 31

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 7: SHAREHOLDERS' EQUITY
In May 2011, our Board of Directors authorized a program (the "2011 Program") to repurchase up to $750 of our outstanding common stock, through February 2, 2013. In February 2012, our Board of Directors authorized a new program (the "2012 Program") to repurchase up to $800 of our outstanding common stock, through February 1, 2014, in addition to the remaining amount available for repurchase under the 2011 Program. For the six months ended July 28, 2012, we repurchased 8.3 shares of our common stock for an aggregate purchase price of $414 and had $696 in remaining share repurchase capacity. The actual number and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission rules.
NOTE 8: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Stock options	$11	$10	$21	$18
HauteLook stock compensation	3	4	5	6
Performance share units	2	—	2	1
Employee stock purchase plan	—	1	1	1
Other	2	2	2	2
Total stock-based compensation expense, before income tax benefit	$18	$17	$31	$28
Income tax benefit	(7)	(7)	(11)	(11)
Total stock-based compensation expense, net of income tax benefit	$11	$10	$20	$17
During the six months ended July 28, 2012 and July 30, 2011, we granted 2.9 and 2.7 options with weighted average grant-date fair values per option of $15 in each period.
NOTE 9: EARNINGS PER SHARE
The computation of earnings per share is as follows:

	Quarter Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net earnings	$156	$175	$305	$320

Basic shares	205.2	215.9	206.3	217.5
Dilutive effect of stock options and other	3.5	4.4	3.7	4.3
Diluted shares	208.7	220.3	210.0	221.8

Earnings per basic share	$0.76	$0.81	$1.48	$1.47
Earnings per diluted share	$0.75	$0.80	$1.45	$1.44

Anti-dilutive stock options and other	5.9	3.9	6.0	4.2

12 of 31

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 10: SEGMENT REPORTING
The following tables set forth information for our reportable segments:

	Retail	Credit	Corporate/Other	Total
Quarter Ended July 28, 2012
Net sales	$3,063	—	$(145)	$2,918
Credit card revenues	—	$91	—	91
Earnings (loss) before interest and income taxes	446	—	(156)	290
Interest expense, net	—	(7)	(33)	(40)
Earnings (loss) before income taxes	446	(7)	(189)	250

Quarter Ended July 30, 2011
Net sales	$2,818	—	$(102)	$2,716
Credit card revenues	—	$94	—	94
Earnings (loss) before interest and income taxes	407	13	(100)	320
Interest expense, net	—	(3)	(27)	(30)
Earnings (loss) before income taxes	407	10	(127)	290

Six Months Ended July 28, 2012
Net sales	$5,639	—	$(186)	$5,453
Credit card revenues	—	$185	—	185
Earnings (loss) before interest and income taxes	818	27	(275)	570
Interest expense, net	—	(13)	(67)	(80)
Earnings (loss) before income taxes	818	14	(342)	490
Goodwill	175	—	—	175

Six Months Ended July 30, 2011
Net sales	$5,077	—	$(132)	$4,945
Credit card revenues	—	$188	—	188
Earnings (loss) before interest and income taxes	754	38	(200)	592
Interest expense, net	—	(7)	(54)	(61)
Earnings (loss) before income taxes	754	31	(254)	531
Goodwill	200	—	—	200
The following table summarizes net sales within our reportable segments:

	Quarter Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Nordstrom full-line stores	$2,114	$2,063	$3,830	$3,662
Direct	309	222	551	390
Nordstrom	2,423	2,285	4,381	4,052
Nordstrom Rack	577	484	1,134	950
Other retail[1]	63	49	124	75
Total Retail segment	3,063	2,818	5,639	5,077
Corporate/Other	(145)	(102)	(186)	(132)
Total net sales	$2,918	$2,716	$5,453	$4,945
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

•
successful execution of our growth strategy, including possible expansion into new markets, technological investments and acquisitions, our ability to realize the anticipated benefits from such growth initiatives, and the timely completion of construction associated with newly planned stores, relocations and remodels, all of which may be impacted by the financial health of third parties,

•	our ability to manage the change in our business/financial model as we increase our investment in e-commerce and our online business,

•	our ability to maintain relationships with our employees and to effectively attract, develop and retain our future leaders,

•	successful execution of our multi-channel strategy, including planning, procurement and allocation capabilities,

•	our compliance with applicable banking and related laws and regulations impacting our ability to extend credit to our customers,

•	impact of the current regulatory environment and financial system and health care reforms,

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

14 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

OVERVIEW
We continued to drive strong sales momentum through the first half of 2012 across all channels. We have achieved eleven consecutive quarters of total company same-store sales increases, reflecting our ongoing efforts to improve the customer experience across all channels and aggressively pursue opportunities to grow and evolve with the customer.
During the second quarter we began our Anniversary Sale, which historically has generated significant volume for us. This year the event started one week later in July relative to last year, shifting one week of the event into the fiscal third quarter. While the overall event exceeded our expectations through the end of July, the event shift drove unfavorable comparisons against the second quarter of last year, but we expect favorable comparisons in the third quarter.
Online shopping was available for the first time during the nine-day Early Access period prior to the start of the Anniversary Sale for our Fashion Rewards customers. Fashion Rewards plays an important part in building customer loyalty as our Fashion Rewards members shop more frequently and spend more with us on average than non-members. With the launch of our enhanced program earlier this year, we have been pleased with the initial response, as reflected by increases in new accounts, rewards spend and Nordstrom card penetration compared with last year.
Allowing our Fashion Rewards customers the opportunity to pre-shop the Anniversary Sale online builds on the enhancements we made to our Fashion Rewards program earlier this year and reflects our ongoing efforts to improve the online experience. We continue to invest in improving the customer experience in that channel, including expanding merchandise selection, adding functionality to our website, providing richer mobile content and imagery for products and expediting the check-out and delivery process. These investments helped drive the 40% second quarter sales growth in our Direct channel and our total company same-store sales increase of 4.5%.
We also continue to grow through new stores and other initiatives. During the first half of the year, we opened one Nordstrom full-line store and six Nordstrom Rack stores, and relocated one Nordstrom Rack store. We also announced our plans to open our first full-line store in New York City. Given the strong performance of the Nordstrom Rack business and availability of quality locations, we are accelerating the expansion of this business, with plans to have over 230 Rack stores by the end of 2016. At the same time, our core store business remains strong and we are delivering a more technology-enabled experience in our stores with better tools to take care of the customer.
Strategic partnerships also help us build capabilities and add to the customer experience. In the past, we've made acquisitions of Jeffrey and HauteLook and established partnerships, such as with kidswear brand Peek...Aren't You Curious. More recently, we invested in Bonobos, a fast-growing online men's clothing retailer, and announced our U.S. exclusive partnership this fall with Topshop and Topman, internationally renowned brands with trend-leading fashion at affordable prices. All of these partnerships contribute to our efforts to increase our relevance with more customers, offer a more compelling experience and ultimately enable sustainable growth.
Our credit business contributes to an improved customer experience and increased retail sales as our Nordstrom credit and debit card products are designed to strengthen customer relationships and build loyalty through the Fashion Rewards program. During the second quarter, our credit metrics continued to improve, with decreased delinquency and write-off trends compared with the same period in 2011.
We remain focused on enhancing the customer experience as a means of delivering strong growth and gaining greater market share. We are moving fast as we accelerate our growth, supported by the increased level of investments we are making. Our overall goals to achieve high single-digit total sales growth and mid-teens Return on Invested Capital ("ROIC") remain unchanged, as these measures correlate strongly with shareholder return. In the first half of 2012, we performed better than planned and are on track to achieve these long-term financial goals. Even with the additional investments, we expect 2012 to produce the highest earnings before interest and income taxes ("EBIT") dollar results in our history.
RESULTS OF OPERATIONS
Our reportable segments are Retail and Credit. Our Retail segment includes our Nordstrom branded full-line stores and website, our Nordstrom Rack stores, and our other retail channels including HauteLook, our Jeffrey stores and our treasure&bond store. For purposes of discussion and analysis of our results of operations, we combine our Retail segment results with revenues and expenses in the "Corporate/Other" column of our segment reporting footnote (collectively, the "Retail Business"). We analyze our results of operations through earnings before interest and income taxes for our Retail Business and earnings before income taxes for our Credit segment, while interest expense and income taxes are discussed on a total company basis.

15 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Retail Business
Summary
The following table summarizes the results of our Retail Business for the quarter and six months ended July 28, 2012, compared with the quarter and six months ended July 30, 2011:

	Quarter Ended
	July 28, 2012		July 30, 2011
	Amount	% of net sales	Amount	% of net sales
Net sales	$2,918	100.0%	$2,716	100.0%
Cost of sales and related buying and occupancy costs	(1,850)	(63.4%)	(1,701)	(62.6%)
Gross profit	1,068	36.6%	1,015	37.4%
Selling, general and administrative expenses	(778)	(26.6%)	(708)	(26.0%)
Earnings before interest and income taxes	$290	9.9%	$307	11.3%

	Six Months Ended
	July 28, 2012		July 30, 2011
	Amount	% of net sales	Amount	% of net sales
Net sales	$5,453	100.0%	$4,945	100.0%
Cost of sales and related buying and occupancy costs	(3,411)	(62.6%)	(3,072)	(62.1%)
Gross profit	2,042	37.4%	1,873	37.9%
Selling, general and administrative expenses	(1,499)	(27.5%)	(1,319)	(26.7%)
Earnings before interest and income taxes	$543	10.0%	$554	11.2%

16 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Retail Business Net Sales

	Quarter Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales by channel:
Nordstrom full-line stores	$2,114	$2,063	$3,830	$3,662
Direct	309	222	551	390
Nordstrom	2,423	2,285	4,381	4,052
Nordstrom Rack	577	484	1,134	950
Other retail[1]	63	49	124	75
Total Retail segment	3,063	2,818	5,639	5,077
Corporate/Other	(145)	(102)	(186)	(132)
Total net sales	$2,918	$2,716	$5,453	$4,945

Net sales increase	7.4%	12.4%	10.3%	12.2%

Same-store sales increase by channel:
Nordstrom full-line stores	1.1%	6.0%	3.1%	6.4%
Direct	39.7%	29.0%	41.6%	23.4%
Nordstrom	4.9%	7.9%	6.8%	7.8%
Nordstrom Rack	7.7%	4.8%	7.3%	3.0%
Total	4.5%	7.3%	6.3%	6.9%

Sales per square foot	$117	$112	$219	$205
4-wall sales per square foot[2]	$108	$105	$200	$191
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
Total company net sales increased 7.4% for the quarter and 10.3% for the six months ended July 28, 2012, compared with the same periods in 2011. Overall same-store sales increased 4.5% for the quarter and 6.3% for the six months ended July 28, 2012. During the six months ended July 28, 2012, we opened one Nordstrom full-line store, six Nordstrom Rack stores and relocated one Nordstrom Rack store.
Nordstrom net sales for the second quarter of 2012 were $2,423, an increase of 6.1% compared with the same period in 2011, while net sales were $4,381 for the six months ended July 28, 2012, an increase of 8.1% compared with the same period in 2011. Nordstrom same-store sales increased 4.9% for the quarter and 6.8% for the six months ended July 28, 2012, compared with the same periods in 2011. Both the average selling price and the number of items sold increased for the quarter and six months ended July 28, 2012, compared with the same periods last year. Category highlights for both the quarter and six months ended July 28, 2012, included Handbags, Women's Shoes and Cosmetics. Full-line same-store sales increased 1.1% for the quarter and 3.1% for the six months ended July 28, 2012, compared with the same periods in 2011. The South and Midwest were the top-performing geographic regions for full-line stores for both the quarter and six months ended July 28, 2012. The Direct channel continued to show strong sales growth with an increase of 39.7% in the second quarter of 2012 and 41.6% in the first half of 2012, compared with the same periods in the prior year. These increases significantly outpaced our overall performance and are reflective of how customers are responding to our ongoing e-commerce initiatives. Nordstrom net sales and same-store sales for the quarter and six months ended July 28, 2012 were unfavorably impacted by the Anniversary Sale shift, which moved one week of the event into the fiscal third quarter.
Nordstrom Rack net sales increased $93, or 18.9%, for the quarter and $184, or 19.3% for the six months ended July 28, 2012, compared with the same periods in 2011. Nordstrom Rack same-store sales increased 7.7% for the quarter and 7.3% for the six months ended July 28, 2012. Both the number of items sold and the average selling price of Nordstrom Rack merchandise increased for the quarter and six months ended July 28, 2012, compared with the same periods last year.

17 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Retail Business Gross Profit

	Quarter Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Gross profit	$1,068	$1,015	$2,042	$1,873
Gross profit rate	36.6%	37.4%	37.4%	37.9%

			July 28, 2012	July 30, 2011
Ending inventory per square foot			$55.83	$47.43
Inventory turnover rate[1]			5.28	5.49
1Inventory turnover rate is calculated as the trailing 12-months cost of sales and related buying and occupancy costs (for all segments) divided by the trailing 4-quarter average inventory.
Retail gross profit increased $53 for the quarter and $169 for the six months ended July 28, 2012, compared with the same periods in 2011, due to higher sales, partially offset by an increase in occupancy costs for stores opened during 2012 and 2011. Our retail gross profit rate decreased 76 basis points for the quarter and 44 basis points for the six months ended July 28, 2012, compared with the same periods in 2011, primarily due to a combination of the Anniversary Sale shift and our strategic growth initiatives, such as the launch of free shipping and free returns for online purchases beginning in the third quarter of 2011, which reduced shipping revenue.
Our regular-priced selling increased while our inventory turnover rate decreased to 5.28 times for the trailing 12-months ended July 28, 2012, from 5.49 times for the same period in the prior year. We ended the quarter with a 17.7% increase in ending inventory per square foot on a 4.5% increase in sales per square foot, compared with the second quarter of 2011. The increase in ending inventory per square foot relative to the increase in sales per square foot is primarily due to the planned buildup of inventory related to the second week of the Anniversary Sale, which shifted into the third quarter, and our growth initiatives, including the expansion of our Rack business.
Retail Business Selling, General and Administrative Expenses

	Quarter Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Selling, general and administrative expenses	$778	$708	$1,499	$1,319
Selling, general and administrative expense rate	26.6%	26.0%	27.5%	26.7%
Our Retail selling, general and administrative expenses ("Retail SG&A") increased $70, or 9.9%, for the quarter and $180, or 13.7% for the six months ended July 28, 2012, compared with the same periods in 2011. The increases were primarily due to a continuation of various initiatives, which began in the second half of 2011, to improve the customer experience across all channels and specifically to grow our e-commerce business. These include higher planned fulfillment and technology expenses. The increases also reflected higher sales volume and the opening of 17 stores since the second quarter of 2011. As a result of our higher fulfillment and technology expenses, our Retail SG&A rate increased 61 basis points for the quarter and 82 basis points for the six months ended July 28, 2012, compared with the same periods in the prior year.

18 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Segment
Summary
The table below provides a detailed view of the operational results of our Credit segment, consistent with the segment disclosure provided in the Notes to Condensed Consolidated Financial Statements. In order to better reflect the economic contribution of our credit and debit card program, intercompany merchant fees are also included in the table below. Intercompany merchant fees represent the estimated intercompany income of our Credit segment from the usage of our cards in the Retail segment. The Credit segment does not charge the Retail segment an intercompany interchange merchant fee and on a consolidated basis, we avoid costs that would be incurred if our customers used third-party cards.
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

	Quarter Ended		Quarter Ended
	July 28, 2012		July 30, 2011
	Amount	Annualized % of average credit card receivables	Amount	Annualized % of average credit card receivables
Credit card revenues	$91	17.8%	$94	18.4%
Interest expense	(7)	(1.2%)	(3)	(0.6%)
Net credit card income	84	16.6%	91	17.9%
Cost of sales and related buying and occupancy costs – loyalty program	(29)	(5.8%)	(22)	(4.2%)
Selling, general and administrative expenses	(62)	(12.1%)	(59)	(11.7%)
Total expense	(91)	(17.9%)	(81)	(15.9%)
Credit segment earnings before income taxes, as presented in segment disclosure	(7)	(1.3%)	10	2.0%
Intercompany merchant fees	26	5.0%	22	4.2%
Credit segment contribution, before income taxes	$19	3.7%	$32	6.2%

Credit and debit card volume:
Outside	$1,066		$1,038
Inside	1,283		1,072
Total volume	$2,349		$2,110

Average credit card receivables	$2,039		$2,032
Average credit card receivable investment[1]	$408		$406
Annualized Credit segment contribution[2]	11.5%		18.7%

1Assumes 80% of accounts receivable is funded with debt.
2Net of tax, calculated as a percentage of our average credit card receivable investment.

19 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

	Six Months Ended		Six Months Ended
	July 28, 2012		July 30, 2011
	Amount	Annualized % of average credit card receivables	Amount	Annualized % of average credit card receivables
Credit card revenues	$185	18.3%	$188	18.7%
Interest expense	(13)	(1.2%)	(7)	(0.6%)
Net credit card income	172	17.1%	181	18.1%
Cost of sales and related buying and occupancy costs – loyalty program	(52)	(5.2%)	(36)	(3.6%)
Selling, general and administrative expenses	(106)	(10.5%)	(114)	(11.4%)
Total expense	(158)	(15.7%)	(150)	(15.0%)
Credit segment earnings before income taxes, as presented in segment disclosure	14	1.4%	31	3.1%
Intercompany merchant fees	43	4.3%	36	3.5%
Credit segment contribution, before income taxes	$57	5.7%	$67	6.6%

Credit and debit card volume:
Outside	$2,081		$2,020
Inside	2,175		1,777
Total volume	$4,256		$3,797

Average credit card receivables	$2,012		$2,011
Average credit card receivable investment[1]	$402		$402
Annualized Credit segment contribution[2]	17.7%		20.0%

1Assumes 80% of accounts receivable is funded with debt.
2Net of tax, calculated as a percentage of our average credit card receivable investment.
 Credit Card Revenues

	Quarter Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Finance charge revenue	$61	$61	$123	$125
Interchange – third party	19	21	39	40
Late fees and other revenue	11	12	23	23
Total credit card revenues	$91	$94	$185	$188
Credit card revenues include finance charges, interchange fees, late fees and other revenue. Finance charges represent interest earned on unpaid balances while late fees are assessed when cardholders pay less than their minimum balance by the payment due date. Interchange fees are earned from the use of Nordstrom VISA credit cards at merchants outside of Nordstrom.
Credit card revenues decreased slightly for both the quarter and the six months ended July 28, 2012, compared with the same periods in the prior year, due to increases in total volume that were offset by continued improvements in customer payment rates.
Credit Segment Interest Expense
Interest expense increased to $7 for the quarter and $13 for the six months ended July 28, 2012, from $3 for the quarter and $7 for the six months ended July 30, 2011, due to higher average interest rates applicable to the Credit segment.

20 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Segment Cost of Sales and Related Buying and Occupancy Costs
Cost of sales and related buying and occupancy costs, which include the estimated cost of Nordstrom Notes and complimentary alterations credits that are expected to be issued and redeemed under our Fashion Rewards program, increased $7 for the quarter and $16 for the six months ended July 28, 2012, compared with the same periods in the prior year. The increases were due to improvements to our Fashion Rewards benefits and increases in volume on Nordstrom credit and debit cards of 11.4% for the quarter and 12.1% for the six months ended July 28, 2012, compared with the same periods in the prior year. We provide these benefits to our cardholders, as participation in the Fashion Rewards program enhances customer loyalty and drives incremental sales in our stores.
Credit Segment Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Credit segment ("Credit SG&A") are summarized in the following table:

	Quarter Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Operational and marketing expenses	$37	$33	$68	$63
Bad debt provision	25	26	38	51
Total Credit selling, general and administrative expenses	$62	$59	$106	$114
Total Credit SG&A expenses increased slightly for the quarter ended July 28, 2012, compared with the same period in the prior year, while Credit SG&A decreased $8 for the six months ended July 28, 2012, due primarily to lower bad debt expense, which reflects continued improvement in our portfolio delinquencies and write-off results.
Allowance for Credit Losses and Credit Trends
As a result of the improvements in our delinquency and write-off results, we reduced our allowance for credit losses by $10 during the six months ended July 28, 2012. The following table summarizes activity in the allowance for credit losses:

	Quarter Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Allowance at beginning of period	$105	$135	$115	$145
Bad debt provision	25	26	38	51
Write-offs	(31)	(42)	(61)	(82)
Recoveries	6	6	13	11
Allowance at end of period	$105	$125	$105	$125

Annualized net write-offs as a percentage of average credit card receivables	4.8%	7.2%	4.8%	7.1%

			July 28, 2012	July 30, 2011
30+ days delinquent as a percentage of ending credit card receivables			1.9%	2.7%
Allowance as a percentage of ending credit card receivables			4.6%	5.6%

Delinquency rates continue to improve while write-off rates have stabilized. We believe reserve coverage at 4.6% of receivables is at an appropriate level.

21 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Total Company Results
Interest Expense, Net
Interest expense, net was $40 for the quarter and $80 for the six months ended July 28, 2012, compared with $30 for the quarter and $61 for the six months ended July 30, 2011. The increases were due to higher debt balances and higher average interest rates.
Income Tax Expense

	Quarter Ended		Six Months Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Income tax expense	$94	$115	$185	$211
Effective tax rate	37.6%	39.6%	37.8%	39.8%
The effective tax rate for the quarter and six months ended July 28, 2012, decreased compared with the same periods in 2011 as a result of changes in state income taxes and the impact of non-taxable acquisition-related expenses in 2011.

Fiscal 2012 Outlook
Our expectations for fiscal 2012 are as follows:

Same-store sales	6 to 7% increase
Credit card revenues	$5 to $10 increase
Gross profit rate[1]	35 to 50 basis point decrease
Selling, general and administrative expenses:
Retail	$325 to $355 increase
Credit	$0 to $5 increase
Interest expense, net	Approximately $30 increase
Effective tax rate	38.6%
Earnings per diluted share[2]	$3.40 to $3.50
Diluted shares outstanding[2]	207.5

1Includes both our Retail gross profit and the cost of our loyalty program, which is recorded in our Credit segment, as a percentage of net sales.
2This outlook does not include the impact of any future share repurchases.

22 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Return on Invested Capital ("ROIC") (Non-GAAP financial measure)
We define ROIC as follows:

ROIC =	Net Operating Profit after Taxes
Average Invested Capital
For the 12 fiscal months ended July 28, 2012, our ROIC decreased to 12.7% compared with 13.8% for the 12 fiscal months ended July 30, 2011. Our ROIC decreased compared with the prior year primarily due to an increase in our average invested capital, attributable to growth in cash and cash equivalents. We anticipate that ROIC for fiscal year 2012 will exceed ROIC for fiscal year 2011.
We believe that ROIC is a useful financial measure for investors in evaluating our operating performance. When analyzed in conjunction with our net earnings and total assets and compared with return on assets (net earnings divided by average total assets), it provides investors with a useful tool to evaluate our ongoing operations and our management of assets from period to period. ROIC is one of our key financial metrics, and we also incorporate it into our executive incentive measures. We believe that overall performance as measured by ROIC correlates directly to shareholders' return over the long term. ROIC is not a measure of financial performance under GAAP, should not be considered a substitute for return on assets, net earnings or total assets as determined in accordance with GAAP, and may not be comparable with similarly titled measures reported by other companies. The closest measure calculated using GAAP amounts is return on assets, which decreased to 8.1% from 9.0% for the 12 fiscal months ended July 28, 2012, compared with the 12 fiscal months ended July 30, 2011. The following is a comparison of return on assets to ROIC:

	12 Fiscal Months Ended
	July 28, 2012	July 30, 2011
Net earnings	$668	$670
Add: income tax expense	410	424
Add: interest expense	150	127
Earnings before interest and income tax expense	1,228	1,221

Add: rent expense	90	69
Less: estimated depreciation on capitalized operating leases[1]	(48)	(37)
Net operating profit	1,270	1,253

Estimated income tax expense[2]	(483)	(485)
Net operating profit after tax	$787	$768

Average total assets[3]	$8,234	$7,480
Less: average non-interest-bearing current liabilities[4]	(2,172)	(1,906)
Less: average deferred property incentives[3]	(504)	(499)
Add: average estimated asset base of capitalized operating leases[5]	628	495
Average invested capital	$6,186	$5,570

Return on assets	8.1%	9.0%
ROIC	12.7%	13.8%
1Capitalized operating leases is our best estimate of the asset base we would record for our leases that are classified as operating if they had met the criteria for a capital lease, or we purchased the property. Asset base is calculated as described in footnote 5 below.
2Based upon our effective tax rate multiplied by the net operating profit for the 12 fiscal months ended July 28, 2012 and July 30, 2011.
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
For the six months ended July 28, 2012, cash and cash equivalents decreased by $619 to $1,258, primarily due to principal payments on long-term borrowings of $503 and payments for repurchases of common stock of $418, partially offset by cash provided by operations of $372.
Operating Activities
Net cash provided by operating activities decreased $141 for the six months ended July 28, 2012, compared with the same period in 2011, due primarily to the shift in the Anniversary Sale event and an increase in accounts receivable. The second week of the Anniversary Sale shifted into August, resulting in higher purchases of inventory.
Investing Activities
Net cash used in investing activities decreased to $98 for the six months ended July 28, 2012, compared with $308 for the six months ended July 30, 2011, due primarily to the application of restricted cash to retire the securitized Series 2007-2 Class A & B Notes ("the Notes").

In connection with the April 2012 maturity of the Notes totaling $500, we began making required monthly cash deposits of $100 into a restricted account in December 2011 until we accumulated $500 by April 2012 to retire the notes. As of January 28, 2012, we had accumulated $200, which was included in our condensed consolidated balance sheet in prepaid expenses and other. During the first quarter of 2012, we accumulated an additional $300 prior to the Notes' April maturity date.
Financing Activities
Net cash used in financing activities was $893 for the six months ended July 28, 2012, compared with $621 for the six months ended July 30, 2011.
We retired our $500 securitized Series 2007-2 Class A & B Notes upon maturity in April 2012 using accumulated restricted cash described in Investing Activities above.
Additionally, we made payments of $418 for repurchases of common stock for the six months ended July 28, 2012, compared with $472 for the six months ended July 30, 2011.

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
To compensate for these limitations, we analyze Free Cash Flow in conjunction with other GAAP financial and performance measures impacting liquidity, including operating cash flows. The closest GAAP measure calculated using GAAP amounts is net cash provided by operating activities, which was $372 and $513 for the six months ended July 28, 2012 and July 30, 2011. The following is a reconciliation of our net cash provided by operating activities and Free Cash Flow:

	Six Months Ended
	July 28, 2012	July 30, 2011
Net cash provided by operating activities	$372	$513
Less: capital expenditures	(219)	(248)
Less: cash dividends paid	(112)	(100)
Less: change in credit card receivables originated at third parties	(77)	(57)
Add (Less): change in cash book overdrafts	69	(111)
Add: adjustment to cash book overdrafts for balances at disbursement bank	—	141
Free Cash Flow	$33	$138

Net cash used in investing activities	$(98)	$(308)
Net cash used in financing activities	$(893)	$(621)

25 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Capacity and Commitments
As of July 28, 2012, we had total short-term borrowing capacity available for general corporate purposes of $800. Of the total capacity, we had $600 under our commercial paper program, which is backed by our unsecured revolving credit facility ("revolver") that expires in June 2016, and $200 under our 2007-A Variable Funding Note ("2007-A VFN") that expires in January 2013. For the six months ended July 28, 2012, we had no issuances under our commercial paper program and no borrowings under our revolver or our 2007-A VFN.
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
As of July 28, 2012, we were in compliance with this covenant. We will continue to monitor this covenant to ensure that we make any necessary adjustments to our plans, and we believe that we will remain in compliance with this covenant during 2012.

26 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our current goal is to manage debt levels to maintain an investment-grade credit rating as well as operate with an efficient capital structure for our size, growth plans and industry. Investment-grade credit ratings are important to maintaining access to a variety of short-term and long-term sources of funding, and we rely on these funding sources to continue to grow our business. We believe a higher ratio, among other factors, could result in rating agency downgrades. In contrast, we believe a lower ratio would result in a higher cost of capital and could negatively impact shareholder returns. As of July 28, 2012, our Adjusted Debt to EBITDAR was 2.2 compared with 2.0 as of July 30, 2011. The increase was primarily the result of an increase in debt for the 12 months ended July 28, 2012 compared with the 12 months ended July 30, 2011, as we took advantage of gaining additional long-term liquidity at an attractive rate.
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
To compensate for these limitations, we analyze Adjusted Debt to EBITDAR in conjunction with other GAAP financial and performance measures impacting liquidity, including operating cash flows, capital spending and net earnings. The closest measure calculated using GAAP amounts is debt to net earnings, which was 4.7 for the second quarter of 2012 and 4.2 for the second quarter of 2011. The following is a comparison of debt to net earnings and Adjusted Debt to EBITDAR:

	2012[1]	2011[1]
Debt	$3,139	$2,802
Add: rent expense x 8[2]	720	549
Less: fair value hedge adjustment included in long-term debt	(66)	(48)
Adjusted Debt	$3,793	$3,303

Net earnings	$668	$670
Add: income tax expense	410	424
Add: interest expense, net	148	125
Earnings before interest and income taxes	1,226	1,219

Add: depreciation and amortization expenses	399	343
Add: rent expense	90	69
Add: non-cash acquisition-related charges	18	8
EBITDAR	$1,733	$1,639

Debt to Net Earnings	4.7	4.2
Adjusted Debt to EBITDAR	2.2	2.0
1The components of Adjusted Debt are as of July 28, 2012 and July 30, 2011, while the components of EBITDAR are for the 12 months ended July 28, 2012 and July 30, 2011.
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

28 of 31

PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Repurchases
(Dollar and share amounts in millions, except per share amounts)
The following is a summary of our second quarter share repurchases:

	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]
May 2012 (April 29, 2012 to May 26, 2012)	1.0	$50.07	1.0	$1,020
June 2012 (May 27, 2012 to June 30, 2012)	4.3	$48.37	4.3	$809
July 2012 (July 1, 2012 to July 28, 2012)	2.2	$51.65	2.2	$696
Total	7.5	$49.54	7.5

1In May 2011, our Board of Directors authorized a program (the "2011 Program") to repurchase up to $750 of our outstanding common stock, through
February 2, 2013. In February 2012, our Board of Directors authorized a new program (the "2012 Program") to repurchase up to $800 of our outstanding common stock, through February 1, 2014, in addition to the remaining amount available for repurchase under the 2011 Program. For the six months ended July 28, 2012, we repurchased 8.3 shares of our common stock for an aggregate purchase price of $414 and had $696 in remaining share repurchase capacity. The actual number and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission rules.
Item 6. Exhibits.
Exhibits are incorporated herein by reference or are filed or furnished with this report as set forth in the Index to Exhibits on page 31 hereof.

29 of 31

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 27, 2012

30 of 31

NORDSTROM, INC.
Index to Exhibits

Exhibit		Method of Filing
31.1	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Filed herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

31 of 31