Form 10-Q
period 2012-10-27
NORDSTROM INC
filed 2012-12-03
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 2012
OR
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
YES ☐ NO ☑
Common stock outstanding as of November 28, 2012: 200,094,346 shares

1 of 31

NORDSTROM, INC.

2 of 31

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	$2,713	$2,383	$8,166	$7,328
Credit card revenues	95	95	280	283
Total revenues	2,808	2,478	8,446	7,611
Cost of sales and related buying and occupancy costs	(1,730)	(1,511)	(5,193)	(4,619)
Selling, general and administrative expenses:
Retail	(755)	(670)	(2,254)	(1,989)
Credit	(46)	(57)	(152)	(171)
Earnings before interest and income taxes	277	240	847	832
Interest expense, net	(38)	(31)	(118)	(92)
Earnings before income taxes	239	209	729	740
Income tax expense	(93)	(82)	(278)	(293)
Net earnings	$146	$127	$451	$447

Earnings per share:
Basic	$0.73	$0.60	$2.21	$2.08
Diluted	$0.71	$0.59	$2.17	$2.04

Weighted average shares outstanding:
Basic	200.9	210.9	204.5	215.3
Diluted	204.7	215.0	208.2	219.6
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net earnings	$146	$127	$451	$447
Other comprehensive earnings, net of tax	1	1	4	2
Comprehensive net earnings	$147	$128	$455	$449
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 31

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	October 27, 2012	January 28, 2012	October 29, 2011
Assets
Current assets:
Cash and cash equivalents	$1,158	$1,877	$1,457
Accounts receivable, net	2,088	2,033	1,995
Merchandise inventories	1,650	1,148	1,507
Current deferred tax assets, net	222	220	216
Prepaid expenses and other	115	282	147
Total current assets	5,233	5,560	5,322

Land, buildings and equipment (net of accumulated depreciation of $4,013, $3,791 and $3,769)	2,551	2,469	2,471
Goodwill	175	175	200
Other assets	306	287	346
Total assets	$8,265	$8,491	$8,339

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,347	$917	$1,256
Accrued salaries, wages and related benefits	320	388	327
Other current liabilities	751	764	698
Current portion of long-term debt	6	506	506
Total current liabilities	2,424	2,575	2,787

Long-term debt, net	3,129	3,141	2,810
Deferred property incentives, net	488	500	511
Other liabilities	340	319	335

Commitments and contingencies

Shareholders' equity:
Common stock, no par value: 1,000 shares authorized; 200.7, 207.6 and 210.1 shares issued and outstanding	1,622	1,484	1,436
Retained earnings	303	517	487
Accumulated other comprehensive loss	(41)	(45)	(27)
Total shareholders' equity	1,884	1,956	1,896
Total liabilities and shareholders' equity	$8,265	$8,491	$8,339
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 31

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at January 28, 2012	207.6	$1,484	$517	$(45)	$1,956
Net earnings	—	—	451	—	451
Other comprehensive earnings	—	—	—	4	4
Dividends ($0.81 per share)	—	—	(166)	—	(166)
Issuance of common stock under stock compensation plans	2.9	101	—	—	101
Stock-based compensation	0.1	37	—	—	37
Repurchase of common stock	(9.9)	—	(499)	—	(499)
Balance at October 27, 2012	200.7	$1,622	$303	$(41)	$1,884

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at January 29, 2011	218.0	$1,168	$882	$(29)	$2,021
Net earnings	—	—	447	—	447
Other comprehensive earnings	—	—	—	2	2
Dividends ($0.69 per share)	—	—	(149)	—	(149)
Issuance of common stock for HauteLook acquisition	3.5	148	—	—	148
Issuance of common stock under stock compensation plans	2.9	86	—	—	86
Stock-based compensation	0.9	34	—	—	34
Repurchase of common stock	(15.2)	—	(693)	—	(693)
Balance at October 29, 2011	210.1	$1,436	$487	$(27)	$1,896
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 31

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine Months Ended
	October 27, 2012	October 29, 2011
Operating Activities
Net earnings	$451	$447
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses	314	273
Amortization of deferred property incentives and other, net	(47)	(41)
Deferred income taxes, net	(31)	18
Stock-based compensation expense	42	42
Tax benefit from stock-based compensation	19	17
Excess tax benefit from stock-based compensation	(20)	(19)
Provision for bad debt expense	48	82
Change in operating assets and liabilities:
Accounts receivable	(94)	(56)
Merchandise inventories	(449)	(444)
Prepaid expenses and other assets	(28)	(62)
Accounts payable	339	331
Accrued salaries, wages and related benefits	(71)	(53)
Other current liabilities	(18)	30
Deferred property incentives	43	61
Other liabilities	9	2
Net cash provided by operating activities	507	628

Investing Activities
Capital expenditures	(369)	(398)
Change in restricted cash	200	—
Change in credit card receivables originated at third parties	(10)	10
Other, net	(7)	(3)
Net cash used in investing activities	(186)	(391)

Financing Activities
Proceeds from long-term borrowings, net of discounts	—	499
Principal payments on long-term borrowings	(505)	(5)
Increase (decrease) in cash book overdrafts	36	(20)
Cash dividends paid	(166)	(149)
Payments for repurchase of common stock	(506)	(693)
Proceeds from issuances under stock compensation plans	83	69
Excess tax benefit from stock-based compensation	20	19
Other, net	(2)	(6)
Net cash used in financing activities	(1,040)	(286)

Net decrease in cash and cash equivalents	(719)	(49)
Cash and cash equivalents at beginning of period	1,877	1,506
Cash and cash equivalents at end of period	$1,158	$1,457

Supplemental Cash Flow Information
Cash paid during the period for:
Interest (net of capitalized interest)	$108	$73
Income taxes	$360	$340

Non-cash investing activity:
Issuance of common stock for HauteLook acquisition	$—	$148
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
The condensed consolidated financial statements as of and for the periods ended October 27, 2012 and October 29, 2011 are unaudited. The condensed consolidated balance sheet as of January 28, 2012 has been derived from the audited consolidated financial statements included in our 2011 Annual Report. The interim condensed consolidated financial statements should be read together with the consolidated financial statements and related footnote disclosures contained in our 2011 Annual Report.
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

7 of 31

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 3: ACCOUNTS RECEIVABLE
The components of accounts receivable are as follows:

	October 27, 2012	January 28, 2012	October 29, 2011
Credit card receivables:
Nordstrom VISA credit card receivables	$1,315	$1,347	$1,344
Nordstrom private label card receivables	777	727	691
Total credit card receivables	2,092	2,074	2,035
Allowance for credit losses	(95)	(115)	(125)
Credit card receivables, net	1,997	1,959	1,910
Other accounts receivable[1]	91	74	85
Accounts receivable, net	$2,088	$2,033	$1,995
1Other accounts receivable consist primarily of credit and debit card receivables due from third-party financial institutions.
Activity in the allowance for credit losses for the quarter and nine months ended October 27, 2012 and October 29, 2011 is as follows:

	Quarter Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Allowance at beginning of period	$105	$125	$115	$145
Bad debt provision	10	31	48	82
Write-offs	(25)	(37)	(86)	(119)
Recoveries	5	6	18	17
Allowance at end of period	$95	$125	$95	$125
For purposes of determining impairment and recording the associated allowance for credit losses, we evaluate our credit card receivables on a collective basis as they are composed of large groups of smaller-balance homogeneous loans and, therefore, are not individually evaluated for impairment.
Under certain circumstances, we may make modifications to payment terms for a customer experiencing financial difficulties in an effort to help the customer avoid bankruptcy and to maximize our recovery of the outstanding balance. These modifications, which meet the definition of troubled debt restructurings ("TDRs"), include reduced or waived fees and finance charges, and/or reduced minimum payments. Receivables classified as TDRs were $54, or 2.6% of our total credit card receivables as of October 27, 2012, $58, or 2.8% of our total credit card receivables as of January 28, 2012 and $62, or 3.1% of our total credit card receivables as of October 29, 2011. As with other aged receivables in our portfolio, the allowance for credit losses related to receivables classified as TDRs is primarily based on our historical aging and delinquency trends and write-off experience, with qualitative consideration of factors affecting the credit quality of our portfolio, including amounts of and trends in TDRs.

8 of 31

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

Credit Quality
The primary indicators of the credit quality of our credit card receivables are aging and delinquency, particularly the levels of account balances delinquent 30 days or more as these are the accounts most likely to be written off. The following table illustrates the aging and delinquency status of our credit card receivables:

	October 27, 2012		January 28, 2012		October 29, 2011
	Balance	% of Total	Balance	% of Total	Balance	% of Total
Current	$1,960	93.7%	$1,928	93.0%	$1,899	93.3%
1 – 29 days delinquent	89	4.2%	92	4.4%	80	3.9%
30+ days delinquent:
30 – 59 days delinquent	17	0.9%	20	1.0%	21	1.1%
60 – 89 days delinquent	11	0.5%	13	0.6%	15	0.7%
90 days or more delinquent	15	0.7%	21	1.0%	20	1.0%
Total 30+ days delinquent	43	2.1%	54	2.6%	56	2.8%
Total credit card receivables	$2,092	100.0%	$2,074	100.0%	$2,035	100.0%

Receivables not accruing finance charges	$10		$15		$18
Receivables 90 days or more delinquent and still accruing finance charges	$9		$11		$11

We also evaluate credit quality using FICO credit scores. The following table illustrates the distribution of our credit card receivables across FICO score ranges:

	October 27, 2012		January 28, 2012		October 29, 2011
FICO Score Range[1]	Balance	% of Total	Balance	% of Total	Balance	% of Total
801+	$335	16.0%	$307	14.8%	$331	16.3%
720 – 800	755	36.1%	741	35.7%	728	35.7%
660 – 719	571	27.3%	572	27.6%	545	26.8%
600 – 659	258	12.3%	270	13.0%	253	12.4%
001 – 599	101	4.8%	120	5.8%	115	5.7%
Other[2]	72	3.5%	64	3.1%	63	3.1%
Total credit card receivables	$2,092	100.0%	$2,074	100.0%	$2,035	100.0%
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

9 of 31

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 4: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt is as follows:

	October 27, 2012	January 28, 2012	October 29, 2011
Secured
Series 2007-2 Class A Notes, one-month LIBOR plus 0.06% per year, due April 2012	—	$454	$454
Series 2007-2 Class B Notes, one-month LIBOR plus 0.18% per year, due April 2012	—	46	46
Series 2011-1 Class A Notes, 2.28%, due October 2016	$325	325	—
Mortgage payable, 7.68%, due April 2020	48	51	52
Other	10	12	13
	383	888	565
Unsecured
Senior notes, 6.75%, due June 2014, net of unamortized discount	400	399	399
Senior notes, 6.25%, due January 2018, net of unamortized discount	648	648	648
Senior notes, 4.75%, due May 2020, net of unamortized discount	498	498	498
Senior notes, 4.00%, due October 2021, net of unamortized discount	499	499	499
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 7.00%, due January 2038, net of unamortized discount	344	343	343
Other	63	72	64
	2,752	2,759	2,751

Total long-term debt	3,135	3,647	3,316
Less: current portion	(6)	(506)	(506)
Total due beyond one year	$3,129	$3,141	$2,810

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
Credit Facilities
As of October 27, 2012, we had total short-term borrowing capacity available for general corporate purposes of $800. Of the total capacity, we had $600 under our commercial paper program, which is backed by our unsecured revolving credit facility ("revolver") that expires in June 2016, and $200 under our 2007-A Variable Funding Note ("2007-A VFN") that expires in January 2013. For the nine months ended October 27, 2012, we had no issuances under our commercial paper program and no borrowings under our revolver or our 2007-A VFN.
The revolver requires that we maintain a leverage ratio, defined as Adjusted Debt to Earnings before Interest, Income Taxes, Depreciation, Amortization and Rent ("EBITDAR"), of less than four times. As of October 27, 2012, we are in compliance with this covenant.

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

We did not have any financial assets or liabilities that were measured at fair value on a recurring basis as of October 27, 2012 or January 28, 2012. The following table presents our financial assets and liabilities that were measured at fair value on a recurring basis as of October 29, 2011, by level within the fair value hierarchy:

	Fair Value Hierarchy	October 29, 2011
Assets:
Interest rate swap	Level 2	$64
Liabilities:
HauteLook earn-out liability	Level 3	$39
Interest Rate Swap
The estimated fair value of our interest rate swap agreements (collectively, the "swap") was a $64 asset as of October 29, 2011. In January 2012, we sold our interest rate swap. During 2011, before the sale of our swap, we estimated the fair value of our interest rate swap based upon observable market-based inputs for identical or comparable arrangements from reputable third-party brokers, adjusted for credit risk. As such, these were considered Level 2 fair value measurements.

HauteLook Earn-out
The estimated fair value of our HauteLook earn-out was a $39 liability as of October 29, 2011. On November 23, 2011, we settled the earn-out provisions for $30 and have no remaining liability related to the earn-out. During 2011, before the settlement, we estimated the fair value of the HauteLook earn-out liability using a valuation model based on our expectations of HauteLook’s future performance, estimates of volatility around those expectations and the risk-adjusted discount rate. As such, this was considered a Level 3 fair value measurement.
Other
Financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying value of cash and cash equivalents, accounts receivable, net and accounts payable approximate fair value due to their short-term nature. The estimated fair value of our long-term debt, including current maturities and the remaining fair value adjustment from our previous effective fair value hedge, was $3,746 as of October 27, 2012, compared with a carrying value of $3,135. We estimated the fair value of long-term debt using quoted market prices of the same or similar issues, and as such, this is considered a Level 1 fair value measurement.
We also measure certain non-financial assets at fair value on a non-recurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We recorded no impairment charges for these assets for the nine months ended October 27, 2012 and October 29, 2011.
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

11 of 31

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 7: SHAREHOLDERS' EQUITY
In May 2011, our Board of Directors authorized a program (the "2011 Program") to repurchase up to $750 of our outstanding common stock, through February 2, 2013. In February 2012, our Board of Directors authorized a new program (the "2012 Program") to repurchase up to $800 of our outstanding common stock, through February 1, 2014, in addition to the remaining amount available for repurchase under the 2011 Program. For the nine months ended October 27, 2012, we repurchased 9.9 shares of our common stock for an aggregate purchase price of $499 and had $612 in remaining share repurchase capacity. The actual number and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission rules.
NOTE 8: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Stock options	$8	$8	$29	$26
HauteLook stock compensation	2	3	7	9
Performance share units	1	3	3	4
Employee stock purchase plan	—	—	1	1
Other	—	—	2	2
Total stock-based compensation expense, before income tax benefit	$11	$14	$42	$42
Income tax benefit	(3)	(5)	(14)	(16)
Total stock-based compensation expense, net of income tax benefit	$8	$9	$28	$26
During the nine months ended October 27, 2012 and October 29, 2011, we granted 2.9 and 2.7 options with estimated weighted average grant-date fair values per option of $15 in each period.
NOTE 9: EARNINGS PER SHARE
The computation of earnings per share is as follows:

	Quarter Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net earnings	$146	$127	$451	$447

Basic shares	200.9	210.9	204.5	215.3
Dilutive effect of stock options and other	3.8	4.1	3.7	4.3
Diluted shares	204.7	215.0	208.2	219.6

Earnings per basic share	$0.73	$0.60	$2.21	$2.08
Earnings per diluted share	$0.71	$0.59	$2.17	$2.04

Anti-dilutive stock options and other	2.4	3.8	4.8	4.0

12 of 31

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 10: SEGMENT REPORTING
The following tables set forth information for our reportable segments:

	Retail	Credit	Corporate/Other	Total
Quarter Ended October 27, 2012
Net sales	$2,657	—	$56	$2,713
Credit card revenues	—	$95	—	95
Earnings (loss) before interest and income taxes	342	25	(90)	277
Interest expense, net	—	(6)	(32)	(38)
Earnings (loss) before income taxes	342	19	(122)	239

Quarter Ended October 29, 2011
Net sales	$2,350	—	$33	$2,383
Credit card revenues	—	$95	—	95
Earnings (loss) before interest and income taxes	307	22	(89)	240
Interest expense, net	—	(2)	(29)	(31)
Earnings (loss) before income taxes	307	20	(118)	209

Nine Months Ended October 27, 2012
Net sales	$8,296	—	$(130)	$8,166
Credit card revenues	—	$280	—	280
Earnings (loss) before interest and income taxes	1,160	52	(365)	847
Interest expense, net	—	(19)	(99)	(118)
Earnings (loss) before income taxes	1,160	33	(464)	729
Goodwill	175	—	—	175

Nine Months Ended October 29, 2011
Net sales	$7,427	—	$(99)	$7,328
Credit card revenues	—	$283	—	283
Earnings (loss) before interest and income taxes	1,061	60	(289)	832
Interest expense, net	—	(9)	(83)	(92)
Earnings (loss) before income taxes	1,061	51	(372)	740
Goodwill	200	—	—	200

The following table summarizes net sales within our reportable segments:

	Quarter Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Nordstrom full-line stores	$1,730	$1,595	$5,560	$5,257
Direct	248	178	799	568
Nordstrom	1,978	1,773	6,359	5,825
Nordstrom Rack	613	528	1,747	1,478
Other retail[1]	66	49	190	124
Total Retail segment	2,657	2,350	8,296	7,427
Corporate/Other	56	33	(130)	(99)
Total net sales	$2,713	$2,383	$8,166	$7,328
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

14 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

OVERVIEW
Our third quarter marked the twelfth consecutive quarter of total company same-store sales increases, reflecting our ongoing efforts to improve the customer experience across all channels. Third quarter results were impacted by a timing shift of our Anniversary Sale, moving one week of the event from the second quarter into the third quarter. To provide a better indication of our performance, we look to our combined second and third quarter same-store sales increase of 7.3%.
Our focus on delivering a differentiated experience to our customers continues to create multiple growth opportunities. Our customers have a growing number of ways to shop, with expectations increasingly centered on speed and convenience. Given our customer's expanding view of service, we are making strategic investments to improve the experience across all channels. In e-commerce, we continue to build upon our online capabilities by expanding merchandise selection, enhancing the website and mobile experience and expediting check-out and delivery. These investments helped drive the 38% third quarter sales growth in our Direct channel. This was a notable increase on top of last year's 33% growth when we launched free shipping and returns online in the third quarter of 2011.
We also continue to grow through new stores and other initiatives and believe we can leverage our strong operating model and increase market share through expansion into both new and existing markets. During the first nine months of the year, we opened one Nordstrom full-line store, opened thirteen Nordstrom Rack stores and relocated three Nordstrom Rack stores. We also announced our plans to expand into Canada with four full-line stores. In addition, we have plans to increase our Rack stores to over 230 by the end of 2016. At the same time, our core store business remains strong and we have continued to elevate the customer experience. As an example, we now have mobile point-of-sale devices at all of our Rack stores to increase the speed at check-out, which in turn will drive incremental volume.
Strategic partnerships also help us build capabilities and increase our relevance. In the third quarter we began carrying merchandise from Topshop, an internationally renowned brand with trend-leading fashion at affordable prices, in fourteen of our stores and online.
Our credit business contributes to an improved customer experience through our product offerings, serving customers from our call centers and our Fashion Rewards program. This program plays an important part in strengthening and building customer relationships. Fashion Rewards members shop more frequently and spend more on average than non-members. With the launch of our enhanced program earlier this year, we generated increases in new accounts, Fashion Reward members' spend and Nordstrom card penetration compared with last year. We now have 3.1 million active members, a 22% increase over last year. During the third quarter, our delinquency and write-off trends continued to improve and were well below the same period in 2011.
Our focus on enhancing the customer experience, through e-commerce, store expansion and new markets, provides us with multiple growth opportunities, enabling us to deliver sustainable, profitable growth. Our overall goals remain to achieve high single-digit total sales growth and mid-teens Return on Invested Capital ("ROIC"), as we believe these measures correlate strongly with shareholder return. We are currently on track to achieve these long-term financial goals and in 2012 expect to produce the highest earnings before interest and income taxes ("EBIT") dollar results in our history.
RESULTS OF OPERATIONS
Our reportable segments are Retail and Credit. Our Retail segment includes our Nordstrom branded full-line stores and website, our Nordstrom Rack stores and our other retail channels including HauteLook, our Jeffrey stores and our treasure&bond store. For purposes of discussion and analysis of our results of operations, we combine our Retail segment results with revenues and expenses in the "Corporate/Other" column of our segment reporting footnote (collectively, the "Retail Business"). We analyze our results of operations through earnings before interest and income taxes for our Retail Business and earnings before income taxes for our Credit segment, while interest expense and income taxes are discussed on a total company basis.

15 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Retail Business
Summary
The following table summarizes the results of our Retail Business for the quarter and nine months ended October 27, 2012, compared with the quarter and nine months ended October 29, 2011:

	Quarter Ended
	October 27, 2012		October 29, 2011
	Amount	% of net sales	Amount	% of net sales
Net sales	$2,713	100.0%	$2,383	100.0%
Cost of sales and related buying and occupancy costs	(1,706)	62.9%	(1,495)	(62.7%)
Gross profit	1,007	37.1%	888	37.3%
Selling, general and administrative expenses	(755)	(27.9%)	(670)	(28.1%)
Earnings before interest and income taxes	$252	9.3%	$218	9.1%

	Nine Months Ended
	October 27, 2012		October 29, 2011
	Amount	% of net sales	Amount	% of net sales
Net sales	$8,166	100.0%	$7,328	100.0%
Cost of sales and related buying and occupancy costs	(5,117)	62.7%	(4,567)	(62.3%)
Gross profit	3,049	37.3%	2,761	37.7%
Selling, general and administrative expenses	(2,254)	(27.6%)	(1,989)	(27.1%)
Earnings before interest and income taxes	$795	9.7%	$772	10.5%

16 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Retail Business Net Sales

	Quarter Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales by channel:
Nordstrom full-line stores	$1,730	$1,595	$5,560	$5,257
Direct	248	178	799	568
Nordstrom	1,978	1,773	6,359	5,825
Nordstrom Rack	613	528	1,747	1,478
Other retail[1]	66	49	190	124
Total Retail segment	2,657	2,350	8,296	7,427
Corporate/Other	56	33	(130)	(99)
Total net sales	$2,713	$2,383	$8,166	$7,328

Net sales increase	13.8%	14.2%	11.4%	12.8%

Same-store sales increase by channel:
Nordstrom full-line stores	8.1%	6.2%	4.6%	6.4%
Direct	38.3%	33.3%	40.6%	26.3%
Nordstrom	11.2%	8.5%	8.1%	8.1%
Nordstrom Rack	8.1%	6.8%	7.5%	4.3%
Total	10.7%	7.9%	7.7%	7.2%

Sales per square foot	$109	$98	$328	$303
4-wall sales per square foot[2]	$94	$88	$294	$279
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
Total company net sales increased 13.8% for the quarter and 11.4% for the nine months ended October 27, 2012, compared with the same periods in 2011. Overall same-store sales increased 10.7% for the quarter and 7.7% for the nine months ended October 27, 2012. During the nine months ended October 27, 2012, we opened one Nordstrom full-line store, opened thirteen Nordstrom Rack stores and relocated three Nordstrom Rack stores.
Nordstrom net sales for the third quarter of 2012 were $1,978, an increase of 11.5% compared with the same period in 2011, while net sales were $6,359 for the nine months ended October 27, 2012, an increase of 9.2% compared with the same period in 2011. Nordstrom same-store sales increased 11.2% for the quarter and 8.1% for the nine months ended October 27, 2012, compared with the same periods in 2011. Both the number of items sold and the average selling price increased for the quarter and nine months ended October 27, 2012, compared with the same periods last year. Top-performing categories for both the quarter and nine months ended October 27, 2012, included Men's Shoes and Men's Apparel. For the quarter, Kids' Apparel was also a highlight while Handbags performed well for the nine months ended October 27, 2012. Nordstrom net sales and same-store sales for the quarter ended October 27, 2012 were favorably impacted by the Anniversary Sale shift, which moved an additional week of the event from the second quarter into the third quarter.
Full-line same-store sales increased 8.1% for the quarter and 4.6% for the nine months ended October 27, 2012, compared with the same periods in 2011. The top-performing geographic regions for full-line stores for the quarter were the Midwest and Northwest and for the nine months ended October 27, 2012 they were the South and Midwest. The Direct channel continued to show strong sales growth with an increase of 38.3% in the third quarter of 2012 and 40.6% in the first nine months of 2012, compared with the same periods in the prior year. These increases significantly outpaced our overall performance and are reflective of how customers are responding to our ongoing e-commerce initiatives.

17 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Nordstrom Rack net sales increased $85, or 16.3%, for the quarter and $269, or 18.2% for the nine months ended October 27, 2012, compared with the same periods in 2011. Nordstrom Rack same-store sales increased 8.1% for the quarter and 7.5% for the nine months ended October 27, 2012. Both the number of items sold and the average selling price of Nordstrom Rack merchandise increased for the quarter and nine months ended October 27, 2012, compared with the same periods last year.

Retail Business Gross Profit

	Quarter Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Gross profit	$1,007	$888	$3,049	$2,761
Gross profit rate	37.1%	37.3%	37.3%	37.7%

			October 27, 2012	October 29, 2011
Ending inventory per square foot			$65.42	$60.90
Inventory turnover rate[1]			5.07	5.23
1Inventory turnover rate is calculated as the trailing 12-months cost of sales and related buying and occupancy costs (for all segments) divided by the trailing 4-quarter average inventory.
Retail gross profit increased $119 for the quarter and $288 for the nine months ended October 27, 2012, compared with the same periods in 2011, due primarily to our strong sales performance. Our retail gross profit rate decreased 14 basis points for the quarter and 34 basis points for the nine months ended October 27, 2012, compared with the same periods in 2011, primarily due to accelerated Rack growth which carries a lower gross profit rate relative to other channels. With Rack's high sales productivity and return on invested capital, we plan to continue to grow and accelerate our Rack channel.
Our regular-priced selling at Nordstrom increased while our inventory turnover rate decreased to 5.07 times for the trailing 12-months ended October 27, 2012, from 5.23 times for the same period in the prior year. The decrease in inventory turnover rate is primarily due to our Rack growth initiatives and associated higher levels of inventory. On a per square foot basis, we ended the quarter with a 10.8% increase in sales on a 7.4% increase in ending inventory. The increase in sales over inventory is primarily due to the shift of the Anniversary Sale, which moved an additional week of sales from the second quarter into the third quarter.

Retail Business Selling, General and Administrative Expenses

	Quarter Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Selling, general and administrative expenses	$755	$670	$2,254	$1,989
Selling, general and administrative expense rate	27.9%	28.1%	27.6%	27.1%
Our Retail selling, general and administrative expenses ("Retail SG&A") increased $85, or 12.6%, for the quarter and $265, or 13.3%, for the nine months ended October 27, 2012, compared with the same periods in 2011. The increases were primarily due to a continuation of various initiatives, which began in the second half of 2011, to improve the customer experience across all channels and specifically to grow our e-commerce business. These include higher planned e-commerce, fulfillment and technology expenses. The increases also reflected higher sales volume and the opening of fourteen stores since the third quarter of 2011. Our Retail SG&A rate decreased 30 basis points for the third quarter of 2012, compared with the third quarter of 2011, due to expense leverage gained from the additional sales from the Anniversary Sale shift, partially offset by increases in fulfillment costs. As a result of the higher fulfillment and technology expenses, our Retail SG&A rate increased 46 basis points for the nine months ended October 27, 2012, compared with the same period in the prior year.

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

	Quarter Ended		Quarter Ended
	October 27, 2012		October 29, 2011
	Amount	Annualized % of average credit card receivables	Amount	Annualized % of average credit card receivables
Credit card revenues	$95	18.3%	$95	18.7%
Interest expense	(6)	(1.2%)	(2)	(0.6%)
Net credit card income	89	17.1%	93	18.1%
Cost of sales and related buying and occupancy costs – loyalty program	(24)	(4.7%)	(16)	(3.2%)
Selling, general and administrative expenses	(46)	(8.8%)	(57)	(11.1%)
Total expense	(70)	(13.5%)	(73)	(14.2%)
Credit segment earnings before income taxes, as presented in segment disclosure	19	3.6%	20	3.9%
Intercompany merchant fees	18	3.5%	14	2.9%
Credit segment contribution, before income taxes	$37	7.1%	$34	6.7%

Credit and debit card volume:
Outside	$1,055		$1,015
Inside	936		735
Total volume	$1,991		$1,750

Average credit card receivables	$2,096		$2,036
Average credit card receivable investment[1]	$419		$407
Annualized Credit segment contribution[2]	21.8%		20.5%

1Assumes 80% of accounts receivable is funded with debt.
2Net of tax, calculated as a percentage of our average credit card receivable investment.

19 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

	Nine Months Ended		Nine Months Ended
	October 27, 2012		October 29, 2011
	Amount	Annualized % of average credit card receivables	Amount	Annualized % of average credit card receivables
Credit card revenues	$280	18.3%	$283	18.7%
Interest expense	(19)	(1.2%)	(9)	(0.6%)
Net credit card income	261	17.1%	274	18.1%
Cost of sales and related buying and occupancy costs – loyalty program	(76)	(5.0%)	(52)	(3.5%)
Selling, general and administrative expenses	(152)	(10.0%)	(171)	(11.3%)
Total expense	(228)	(15.0%)	(223)	(14.7%)
Credit segment earnings before income taxes, as presented in segment disclosure	33	2.1%	51	3.4%
Intercompany merchant fees	61	4.0%	50	3.3%
Credit segment contribution, before income taxes	$94	6.2%	$101	6.7%

Credit and debit card volume:
Outside	$3,136		$3,035
Inside	3,111		2,512
Total volume	$6,247		$5,547

Average credit card receivables	$2,039		$2,019
Average credit card receivable investment[1]	$408		$404
Annualized Credit segment contribution[2]	19.1%		20.1%

1Assumes 80% of accounts receivable is funded with debt.
2Net of tax, calculated as a percentage of our average credit card receivable investment.

Credit Card Revenues

	Quarter Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Finance charge revenue	$62	$63	$185	$188
Interchange – third party	20	20	59	60
Late fees and other revenue	13	12	36	35
Total credit card revenues	$95	$95	$280	$283
Credit card revenues include finance charges, interchange fees, late fees and other revenue. Finance charges represent interest earned on unpaid balances while late fees are assessed when cardholders pay less than their minimum balance by the payment due date. Interchange fees are earned from the use of Nordstrom VISA credit cards at merchants outside of Nordstrom.
Credit card revenues decreased slightly for the nine months ended October 27, 2012, compared with the same period in the prior year, due to increases in total volume that were offset by continued improvements in customer payment rates.

Credit Segment Interest Expense
Interest expense increased to $6 for the quarter and $19 for the nine months ended October 27, 2012, from $2 for the quarter and $9 for the nine months ended October 29, 2011, due to higher average interest rates applicable to the Credit segment.

20 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Segment Cost of Sales and Related Buying and Occupancy Costs
Cost of sales and related buying and occupancy costs, which include the estimated cost of Nordstrom Notes and complimentary alterations credits that are expected to be issued and redeemed under our Fashion Rewards program, increased $8 for the quarter and $24 for the nine months ended October 27, 2012, compared with the same periods in the prior year. The increases were due to improvements to our Fashion Rewards benefits and increases in volume on Nordstrom credit and debit cards of 13.7% for the quarter and 12.6% for the nine months ended October 27, 2012, compared with the same periods in the prior year. We provide these benefits to our cardholders, as participation in the Fashion Rewards program enhances customer loyalty and drives incremental sales in our stores and online.

Credit Segment Selling, General and Administrative Expenses
Selling, general and administrative expenses for our Credit segment ("Credit SG&A") are summarized in the following table:

	Quarter Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Operational and marketing expenses	$36	$26	$104	$89
Bad debt provision	10	31	48	82
Total Credit selling, general and administrative expenses	$46	$57	$152	$171
Total Credit SG&A expenses decreased $11 for the quarter and $19 for the nine months ended October 27, 2012, compared with the same periods in the prior year. The decreases were due primarily to lower bad debt expense, which reflects continued improvement in our portfolio delinquencies and write-off results, partially offset by increases in operational and marketing expenses due to enhancements in our Fashion Rewards benefits.

Allowance for Credit Losses and Credit Trends
The following table summarizes activity in the allowance for credit losses:

	Quarter Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Allowance at beginning of period	$105	$125	$115	$145
Bad debt provision	10	31	48	82
Write-offs	(25)	(37)	(86)	(119)
Recoveries	5	6	18	17
Allowance at end of period	$95	$125	$95	$125

Annualized net write-offs as a percentage of average credit card receivables	3.9%	5.8%	4.5%	6.6%

			October 27, 2012	October 29, 2011
30+ days delinquent as a percentage of ending credit card receivables			2.1%	2.8%
Allowance as a percentage of ending credit card receivables			4.5%	6.2%

Our write-off rates continued to improve during the quarter ended October 27, 2012 while delinquency rates are stabilizing and both rates are well below prior year levels. As a result of these improvements, the overall performance of the credit card portfolio and underlying economic trends, we reduced our allowance for credit losses by $10 during the quarter ended October 27, 2012.

21 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Total Company Results
Interest Expense, Net
Interest expense, net was $38 for the quarter and $118 for the nine months ended October 27, 2012, compared with $31 for the quarter and $92 for the nine months ended October 29, 2011. The increases were due to higher average interest rates and higher average debt balances.

Income Tax Expense

	Quarter Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Income tax expense	$93	$82	$278	$293
Effective tax rate	38.7%	39.1%	38.1%	39.6%
The effective tax rate for the quarter and nine months ended October 27, 2012, decreased compared with the same periods in 2011 as a result of changes in state income taxes and the impact of non-taxable acquisition-related expenses in 2011.

Fiscal 2012 Outlook
Our expectations for fiscal 2012 are as follows:

Same-store sales	6.5 to 7.0% increase
Credit card revenues	$5 to $10 million increase
Gross profit rate[1]	40 to 50 basis point decrease
Selling, general and administrative expenses:
Retail	$340 to $355 million increase
Credit	$10 to $15 million decrease
Interest expense, net	Approximately $30 million increase
Effective tax rate	38.5%
Earnings per diluted share[2]	$3.45 to $3.50
Diluted shares outstanding[2]	Approximately 207.3 million

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
Average Invested Capital
For the 12 fiscal months ended October 27, 2012, our ROIC decreased to 12.9% compared with 13.7% for the 12 fiscal months ended October 29, 2011. Our ROIC decreased compared with the prior year primarily due to an increase in our average invested capital, attributable to growth in the trailing 12-month average of cash and cash equivalents. We anticipate that ROIC for fiscal year 2012 will exceed ROIC for fiscal year 2011.
We believe that ROIC is a useful financial measure for investors in evaluating our operating performance. When analyzed in conjunction with our net earnings and total assets and compared with return on assets (net earnings divided by average total assets), it provides investors with a useful tool to evaluate our ongoing operations and our management of assets from period to period. ROIC is one of our key financial metrics, and we also incorporate it into our executive incentive measures. We believe that overall performance as measured by ROIC correlates directly to shareholders' return over the long term. ROIC is not a measure of financial performance under GAAP, should not be considered a substitute for return on assets, net earnings or total assets as determined in accordance with GAAP, and may not be comparable with similarly titled measures reported by other companies. The closest measure calculated using GAAP amounts is return on assets, which decreased to 8.2% from 8.9% for the 12 fiscal months ended October 27, 2012, compared with the 12 fiscal months ended October 29, 2011. The following is a comparison of return on assets to ROIC:

	12 Fiscal Months Ended
	October 27, 2012	October 29, 2011
Net earnings	$687	$679
Add: income tax expense	421	434
Add: interest expense	157	127
Earnings before interest and income tax expense	1,265	1,240

Add: rent expense	97	73
Less: estimated depreciation on capitalized operating leases[1]	(52)	(39)
Net operating profit	1,310	1,274

Estimated income tax expense[2]	(497)	(497)
Net operating profit after tax	$813	$777

Average total assets[3]	$8,341	$7,624
Less: average non-interest-bearing current liabilities[4]	(2,230)	(1,982)
Less: average deferred property incentives[3]	(500)	(503)
Add: average estimated asset base of capitalized operating leases[5]	673	525
Average invested capital	$6,284	$5,664

Return on assets	8.2%	8.9%
ROIC	12.9%	13.7%
1Capitalized operating leases is our best estimate of the asset base we would record for our leases that are classified as operating if they had met the criteria for a capital lease, or we purchased the property. Asset base is calculated as described in footnote 5 below.
2Based upon our effective tax rate multiplied by the net operating profit for the 12 fiscal months ended October 27, 2012 and October 29, 2011.
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
For the nine months ended October 27, 2012, cash and cash equivalents decreased by $719 to $1,158, primarily due to payments for repurchases of common stock of $506 and principal payments on long-term borrowings of $505, partially offset by cash provided by operations of $507.
Operating Activities
Net cash provided by operating activities decreased $121 for the nine months ended October 27, 2012, compared with the same period in 2011, due primarily to changes in working capital.
Investing Activities
Net cash used in investing activities decreased to $186 for the nine months ended October 27, 2012, compared with $391 for the nine months ended October 29, 2011, due primarily from using restricted cash to retire the securitized Series 2007-2 Class A & B Notes ("the Notes").

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
Financing Activities
Net cash used in financing activities was $1,040 for the nine months ended October 27, 2012, compared with $286 for the nine months ended October 29, 2011.
We retired our $500 securitized Series 2007-2 Class A & B Notes upon maturity in April 2012 using accumulated restricted cash described in Investing Activities above. During the first nine months of 2011, we issued $500 of senior unsecured notes at 4.00%, due October 2021. Net proceeds from the offering were $499.
Additionally, we made payments of $506 for repurchases of common stock for the nine months ended October 27, 2012, compared with $693 for the nine months ended October 29, 2011.

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
To compensate for these limitations, we analyze Free Cash Flow in conjunction with other GAAP financial and performance measures impacting liquidity, including operating cash flows. The closest GAAP measure calculated using GAAP amounts is net cash provided by operating activities, which was $507 and $628 for the nine months ended October 27, 2012 and October 29, 2011. The following is a reconciliation of our net cash provided by operating activities and Free Cash Flow:

	Nine Months Ended
	October 27, 2012	October 29, 2011
Net cash provided by operating activities	$507	$628
Less: capital expenditures	(369)	(398)
Less: cash dividends paid	(166)	(149)
(Less) Add: change in credit card receivables originated at third parties	(10)	10
Add (Less): change in cash book overdrafts	36	(20)
Free Cash Flow	$(2)	$71

Net cash used in investing activities	$(186)	$(391)
Net cash used in financing activities	$(1,040)	$(286)

25 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Capacity and Commitments
As of October 27, 2012, we had total short-term borrowing capacity available for general corporate purposes of $800. Of the total capacity, we had $600 under our commercial paper program, which is backed by our unsecured revolving credit facility ("revolver") that expires in June 2016, and $200 under our 2007-A Variable Funding Note ("2007-A VFN") that expires in January 2013. For the nine months ended October 27, 2012, we had no issuances under our commercial paper program and no borrowings under our revolver or our 2007-A VFN.
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
As of October 27, 2012, we were in compliance with this covenant. We will continue to monitor this covenant to ensure that we make any necessary adjustments to our plans, and we believe that we will remain in compliance with this covenant during 2012.

26 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our current goal is to manage debt levels to maintain an investment-grade credit rating as well as operate with an efficient capital structure for our size, growth plans and industry. Investment-grade credit ratings are important to maintaining access to a variety of short-term and long-term sources of funding, and we rely on these funding sources to continue to grow our business. We believe a higher ratio, among other factors, could result in rating agency downgrades. In contrast, we believe a lower ratio would result in a higher cost of capital and could negatively impact shareholder returns. As of October 27, 2012, our Adjusted Debt to EBITDAR was 2.1 compared with 2.3 as of October 29, 2011. The decrease was primarily the result of an increase in earnings before interest, income taxes, depreciation and amortization for the 12 months ended October 27, 2012 compared with the 12 months ended October 29, 2011.
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
To compensate for these limitations, we analyze Adjusted Debt to EBITDAR in conjunction with other GAAP financial and performance measures impacting liquidity, including operating cash flows, capital spending and net earnings. The closest measure calculated using GAAP amounts is debt to net earnings, which was 4.6 for the third quarter of 2012 and 4.9 for the third quarter of 2011. The following is a comparison of debt to net earnings and Adjusted Debt to EBITDAR:

	2012[1]	2011[1]
Debt	$3,135	$3,316
Add: rent expense x 8[2]	776	585
Less: fair value hedge adjustment included in long-term debt	(63)	(64)
Adjusted Debt	$3,848	$3,837

Net earnings	$687	$679
Add: income tax expense	421	434
Add: interest expense, net	155	124
Earnings before interest and income taxes	1,263	1,237

Add: depreciation and amortization expenses	411	356
Add: rent expense	97	73
Add: non-cash acquisition-related charges	22	7
EBITDAR	$1,793	$1,673

Debt to Net Earnings	4.6	4.9
Adjusted Debt to EBITDAR	2.1	2.3
1The components of Adjusted Debt are as of October 27, 2012 and October 29, 2011, while the components of EBITDAR are for the 12 months ended October 27, 2012 and October 29, 2011.
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

28 of 31

PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Repurchases
(Dollar and share amounts in millions, except per share amounts)
The following is a summary of our third quarter share repurchases:

	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]
August 2012 (July 29, 2012 to August 25, 2012)	0.6	$54.36	0.6	$662
September 2012 (August 26, 2012 to September 29, 2012)	0.3	$55.21	0.3	$647
October 2012 (September 30, 2012 to October 27, 2012)	0.6	$55.47	0.6	$612
Total	1.5	$54.97	1.5

1In May 2011, our Board of Directors authorized a program (the "2011 Program") to repurchase up to $750 of our outstanding common stock, through
February 2, 2013. In February 2012, our Board of Directors authorized a new program (the "2012 Program") to repurchase up to $800 of our outstanding common stock, through February 1, 2014, in addition to the remaining amount available for repurchase under the 2011 Program. For the nine months ended October 27, 2012, we repurchased 9.9 shares of our common stock for an aggregate purchase price of $499 and had $612 in remaining share repurchase capacity. The actual number and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission rules.
Item 6. Exhibits.
Exhibits are incorporated herein by reference or are filed or furnished with this report as set forth in the Index to Exhibits on page 31 hereof.

29 of 31

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	December 3, 2012

30 of 31

NORDSTROM, INC.
Index to Exhibits

Exhibit		Method of Filing
31.1	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Filed herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

31 of 31