Form 10-Q
period 2013-05-04
NORDSTROM INC
filed 2013-06-04
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2013
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
YES ☐ NO ☑
Common stock outstanding as of May 29, 2013: 195,667,864 shares

1 of 31

NORDSTROM, INC.

2 of 31

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended
	May 4, 2013	April 28, 2012
Net sales	$2,657	$2,535
Credit card revenues	92	90
Total revenues	2,749	2,625
Cost of sales and related buying and occupancy costs	(1,673)	(1,584)
Selling, general and administrative expenses	(801)	(761)
Earnings before interest and income taxes	275	280
Interest expense, net	(39)	(40)
Earnings before income taxes	236	240
Income tax expense	(91)	(91)
Net earnings	$145	$149

Earnings per share:
Basic	$0.74	$0.72
Diluted	$0.73	$0.70

Weighted-average shares outstanding:
Basic	195.6	207.3
Diluted	199.0	211.4
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended
	May 4, 2013	April 28, 2012
Net earnings	$145	$149
Postretirement plan adjustments, net of tax	2	1
Comprehensive net earnings	$147	$150
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 31

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	May 4, 2013	February 2, 2013	April 28, 2012
Assets
Current assets:
Cash and cash equivalents	$1,190	$1,285	$1,647
Accounts receivable, net	2,087	2,129	2,008
Merchandise inventories	1,485	1,360	1,372
Current deferred tax assets, net	226	227	215
Prepaid expenses and other	84	80	79
Total current assets	5,072	5,081	5,321

Land, buildings and equipment (net of accumulated depreciation of $4,164, $4,064 and $3,865)	2,624	2,579	2,472
Goodwill	175	175	175
Other assets	264	254	290
Total assets	$8,135	$8,089	$8,258

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,206	$1,011	$1,176
Accrued salaries, wages and related benefits	230	404	232
Other current liabilities	856	804	793
Current portion of long-term debt	7	7	6
Total current liabilities	2,299	2,226	2,207

Long-term debt, net	3,119	3,124	3,137
Deferred property incentives, net	482	485	503
Other liabilities	347	341	328

Commitments and contingencies

Shareholders' equity:
Common stock, no par value: 1,000 shares authorized; 195.0, 197.0 and 208.6 shares issued and outstanding	1,698	1,645	1,557
Retained earnings	235	315	570
Accumulated other comprehensive loss	(45)	(47)	(44)
Total shareholders' equity	1,888	1,913	2,083
Total liabilities and shareholders' equity	$8,135	$8,089	$8,258
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 31

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at February 2, 2013	197.0	$1,645	$315	$(47)	$1,913
Net earnings	—	—	145	—	145
Postretirement plan adjustments, net of tax	—	—	—	2	2
Dividends ($0.30 per share)	—	—	(59)	—	(59)
Issuance of common stock under stock compensation plans	1.0	37	—	—	37
Stock-based compensation	—	16	—	—	16
Repurchase of common stock	(3.0)	—	(166)	—	(166)
Balance at May 4, 2013	195.0	$1,698	$235	$(45)	$1,888

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at January 28, 2012	207.6	$1,484	$517	$(45)	$1,956
Net earnings	—	—	149	—	149
Postretirement plan adjustments, net of tax	—	—	—	1	1
Dividends ($0.27 per share)	—	—	(56)	—	(56)
Issuance of common stock under stock compensation plans	1.8	60	—	—	60
Stock-based compensation	—	13	—	—	13
Repurchase of common stock	(0.8)	—	(40)	—	(40)
Balance at April 28, 2012	208.6	$1,557	$570	$(44)	$2,083
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 31

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Quarter Ended
	May 4, 2013	April 28, 2012
Operating Activities
Net earnings	$145	$149
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses	109	101
Amortization of deferred property incentives and other, net	(16)	(18)
Deferred income taxes, net	(11)	—
Stock-based compensation expense	17	13
Tax benefit from stock-based compensation	6	13
Excess tax benefit from stock-based compensation	(7)	(14)
Provision for bad debt expense	14	9
Change in operating assets and liabilities:
Accounts receivable	8	(2)
Merchandise inventories	(143)	(204)
Prepaid expenses and other assets	(5)	2
Accounts payable	141	203
Accrued salaries, wages and related benefits	(174)	(156)
Other current liabilities	54	33
Deferred property incentives	16	21
Other liabilities	7	9
Net cash provided by operating activities	161	159

Investing Activities
Capital expenditures	(149)	(98)
Change in restricted cash	—	200
Change in credit card receivables originated at third parties	20	17
Other, net	(2)	—
Net cash (used in) provided by investing activities	(131)	119

Financing Activities
Principal payments on long-term borrowings	(2)	(502)
Increase in cash book overdrafts	75	48
Cash dividends paid	(59)	(56)
Payments for repurchase of common stock	(174)	(57)
Proceeds from issuances under stock compensation plans	31	47
Excess tax benefit from stock-based compensation	7	14
Other, net	(3)	(2)
Net cash used in financing activities	(125)	(508)

Net decrease in cash and cash equivalents	(95)	(230)
Cash and cash equivalents at beginning of period	1,285	1,877
Cash and cash equivalents at end of period	$1,190	$1,647

Supplemental Cash Flow Information
Cash paid during the period for:
Interest (net of capitalized interest)	$34	$24
Income taxes paid, net of refunds	$34	$46
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

6 of 31

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 1: BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements include the balances of Nordstrom, Inc. and its subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The interim condensed consolidated financial statements have been prepared on a basis consistent in all material respects with the accounting policies described and applied in our 2012 Annual Report on Form 10-K ("Annual Report"), and reflect all adjustments that are, in management's opinion, necessary for the fair presentation of the results of operations, financial position and cash flows for the periods presented.
The condensed consolidated financial statements as of and for the periods ended May 4, 2013 and April 28, 2012 are unaudited. The condensed consolidated balance sheet as of February 2, 2013 has been derived from the audited consolidated financial statements included in our 2012 Annual Report. The interim condensed consolidated financial statements should be read together with the consolidated financial statements and related footnote disclosures contained in our 2012 Annual Report.
The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates and assumptions.
Our business, like that of other retailers, is subject to seasonal fluctuations. Due to our Anniversary Sale in July, the holidays in December and the half-yearly sales that occur in our second and fourth quarters, our sales are typically higher in the second and fourth quarters of the fiscal year than in the first and third quarters. In 2013, our Anniversary Sale will occur in the second quarter, while in 2012 it overlapped the second and third quarters. This will impact comparisons of performance to the prior year. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.
Reclassification
Prior to 2013, we presented bad debt expense associated with finance charges and fees as a part of selling, general and administrative expenses. Beginning in the first quarter of 2013, we reclassified these amounts and now present them as a reduction of credit card revenue. Historical results were also reclassified to match the current period presentation. These reclassifications did not impact net earnings, earnings per share, financial position or cash flows.
See Note 9: Segment Reporting for additional changes in the way we view and measure our business and segment performance. None of these changes impact our condensed consolidated financial statements.

7 of 31

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 2: ACCOUNTS RECEIVABLE
The components of accounts receivable are as follows:

	May 4, 2013	February 2, 2013	April 28, 2012
Credit card receivables:
Nordstrom VISA credit card receivables	$1,309	$1,348	$1,309
Nordstrom private label card receivables	770	794	718
Total credit card receivables	2,079	2,142	2,027
Allowance for credit losses	(85)	(85)	(105)
Credit card receivables, net	1,994	2,057	1,922
Other accounts receivable[1]	93	72	86
Accounts receivable, net	$2,087	$2,129	$2,008
1Other accounts receivable consist primarily of credit and debit card receivables due from third party financial institutions.
Activity in the allowance for credit losses is as follows:

	Quarter Ended
	May 4, 2013	April 28, 2012
Allowance at beginning of period	$85	$115
Bad debt provision	14	9
Write-offs	(21)	(26)
Recoveries	7	7
Allowance at end of period	$85	$105
The allowance for credit losses reflects our best estimate of the losses inherent in our receivables as of the balance sheet date, including uncollectible finance charges and fees. For purposes of determining impairment and recording the associated allowance for credit losses, we evaluate our credit card receivables on a collective basis as they are composed of large groups of smaller-balance homogeneous loans and, therefore, are not individually evaluated for impairment. We record estimated uncollectible principal balances to the bad debt provision while estimated uncollectible finance charges and fees result in a reduction of credit card revenue.
Under certain circumstances, we may make modifications to payment terms for a customer experiencing financial difficulties in an effort to help the customer avoid bankruptcy and to maximize our recovery of the outstanding balance. These modifications, which meet the definition of troubled debt restructurings ("TDRs"), include reduced or waived fees and finance charges, and/or reduced minimum payments. Receivables classified as TDRs were $51, or 2.4% of our total credit card receivables as of May 4, 2013, $53, or 2.5% of our total credit card receivables as of February 2, 2013 and $54, or 2.7% of our total credit card receivables as of April 28, 2012.

8 of 31

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

Credit Quality
The primary indicators of the credit quality of our credit card receivables are aging and delinquency, particularly the levels of account balances delinquent 30 days or more as these are the accounts most likely to be written off. The following table illustrates the aging and delinquency status of our credit card receivables:

	May 4, 2013		February 2, 2013		April 28, 2012
	Balance	% of total	Balance	% of total	Balance	% of total
Current	$1,974	95.0%	$2,018	94.2%	$1,903	93.9%
1 – 29 days delinquent	69	3.3%	84	3.9%	77	3.8%
30+ days delinquent:
30 – 59 days delinquent	13	0.6%	15	0.7%	17	0.8%
60 – 89 days delinquent	9	0.4%	10	0.5%	11	0.6%
90 days or more delinquent	14	0.7%	15	0.7%	19	0.9%
Total 30+ days delinquent	36	1.7%	40	1.9%	47	2.3%
Total credit card receivables	$2,079	100.0%	$2,142	100.0%	$2,027	100.0%

Receivables not accruing finance charges	$10		$11		$11
Receivables 90 days or more delinquent and still accruing finance charges	$8		$8		$10

We also evaluate credit quality using FICO credit scores. The following table illustrates the distribution of our credit card receivables across FICO score ranges:

	May 4, 2013		February 2, 2013		April 28, 2012
FICO Score Range[1]	Balance	% of total	Balance	% of total	Balance	% of total
801+	$347	16.7%	$310	14.5%	$331	16.3%
660 – 800	1,299	62.5%	1,366	63.8%	1,249	61.7%
001 – 659	350	16.8%	379	17.7%	374	18.4%
Other[2]	83	4.0%	87	4.0%	73	3.6%
Total credit card receivables	$2,079	100.0%	$2,142	100.0%	$2,027	100.0%
1Credit scores for our cardholders are updated at least every 60 days for active accounts and every 90 days for inactive accounts. Amounts listed in the table reflect the most recently obtained credit scores as of the dates indicated.
2Other consists of amounts not yet posted to customers' accounts and receivables from customers for whom FICO scores are temporarily unavailable.

9 of 31

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 3: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt is as follows:

	May 4, 2013	February 2, 2013	April 28, 2012
Secured
Series 2011-1 Class A Notes, 2.28%, due October 2016	$325	$325	$325
Mortgage payable, 7.68%, due April 2020	45	47	50
Other	10	10	11
	380	382	386
Unsecured
Senior notes, 6.75%, due June 2014, net of unamortized discount	400	400	399
Senior notes, 6.25%, due January 2018, net of unamortized discount	648	648	648
Senior notes, 4.75%, due May 2020, net of unamortized discount	498	498	498
Senior notes, 4.00%, due October 2021, net of unamortized discount	499	499	499
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 7.00%, due January 2038, net of unamortized discount	344	344	344
Other	57	60	69
	2,746	2,749	2,757

Total long-term debt	3,126	3,131	3,143
Less: current portion	(7)	(7)	(6)
Total due beyond one year	$3,119	$3,124	$3,137
Credit Facilities
As of May 4, 2013, we had total short-term borrowing capacity available for general corporate purposes of $800. In March 2013, we terminated both our $600 unsecured revolving credit facility that was scheduled to expire in June 2016, and our $200 2007-A Variable Funding Note that was scheduled to expire in January 2014. We replaced these with a new five-year $800 senior unsecured revolving credit facility that expires in March 2018. Under the terms of our new revolving credit facility, we pay a variable rate of interest and a commitment fee based on our debt rating. The new revolver is available for working capital, capital expenditures and general corporate purposes and backs our commercial paper program. During the first quarter of 2013, we had no issuances under our commercial paper program and no borrowings under our new $800 revolving credit facility or our $600 credit facility prior to termination.

During the quarter ended May 4, 2013, we had $20 in new borrowings under the 2007-A Variable Funding Note prior to termination. At termination in March 2013, we had no outstanding borrowings.

The new $800 revolving credit facility requires that we maintain a leverage ratio, defined as Adjusted Debt to Earnings before Interest, Income Taxes, Depreciation, Amortization and Rent ("EBITDAR"), of less than four times. As of May 4, 2013, we are in compliance with this covenant.

Also in March 2013, our wholly owned subsidiary Nordstrom fsb terminated its $100 variable funding facility. We had no borrowings under this facility prior to termination.

10 of 31

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 4: FAIR VALUE MEASUREMENTS
We disclose our financial assets and liabilities that are measured at fair value in our condensed consolidated balance sheets by level within the fair value hierarchy as defined by applicable accounting standards:
Level 1: Quoted market prices in active markets for identical assets or liabilities
Level 2: Other observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3: Unobservable inputs that cannot be corroborated by market data that reflect the reporting entity's own assumptions
We did not have any financial assets or liabilities that were measured at fair value on a recurring basis as of May 4, 2013, February 2, 2013 or April 28, 2012.
Financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable and accounts payable and approximate fair value due to their short-term nature. We also estimate on a nonrecurring basis the fair value of our long-term debt, including current maturities, which was $3,644 as of May 4, 2013, compared with a carrying value of $3,126, which includes the remaining adjustment from our previous effective fair value hedge. As of April 28, 2012 the fair value was $3,681, compared with a carrying value of $3,143. We estimated the fair value of long-term debt using quoted market prices of the same or similar issues, and as such this is considered a Level 2 fair value measurement.
We also measure certain non-financial assets at fair value on a non-recurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We recorded no impairment charges for these assets for the quarters ended May 4, 2013 and April 28, 2012. We estimate the fair value of goodwill and long-lived tangible and intangible assets using primarily unobservable inputs, and as such these are considered Level 3 fair value measurements.
NOTE 5: CONTINGENT LIABILITIES
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

11 of 31

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 6: SHAREHOLDERS' EQUITY
In February 2012, our Board of Directors authorized a program to repurchase up to $800 of our outstanding common stock, through February 1, 2014. In February 2013, our Board of Directors authorized a new program to repurchase up to $800 of our outstanding common stock, through March 1, 2015, in addition to the remaining amount available for repurchase under our February 2012 authorization. For the quarter ended May 4, 2013, we repurchased 3.0 shares of our common stock for an aggregate purchase price of $166 and had $1,027 in remaining share repurchase capacity. The actual number and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission rules.
NOTE 7: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended
	May 4, 2013	April 28, 2012
Stock options	$13	$10
HauteLook stock compensation	2	2
Employee stock purchase plan	1	1
Other	1	—
Total stock-based compensation expense, before income tax benefit	$17	$13
Income tax benefit	(6)	(4)
Total stock-based compensation expense, net of income tax benefit	$11	$9
During the quarters ended May 4, 2013 and April 28, 2012, we granted 3.7 and 2.9 options with estimated weighted-average grant-date fair values per option of $14 and $15.
NOTE 8: EARNINGS PER SHARE
The computation of earnings per share is as follows:

	Quarter Ended
	May 4, 2013	April 28, 2012
Net earnings	$145	$149

Basic shares	195.6	207.3
Dilutive effect of stock options and other	3.4	4.1
Diluted shares	199.0	211.4

Earnings per basic share	$0.74	$0.72
Earnings per diluted share	$0.73	$0.70

Anti-dilutive stock options and other	5.9	6.0

12 of 31

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 9: SEGMENT REPORTING
As discussed in Note 1: Basis of Presentation, beginning in the first quarter of 2013, we reclassified amounts in our financial statements to better reflect the way we view and measure our business. As we continue to execute our long-term growth strategy and make investments across operating segments, aligning expenses with the associated benefits enhances our ability to evaluate segment performance. Historical results were also reclassified to match the current period presentation. These reclassifications did not impact net earnings, earnings per share, financial position or cash flows.

We previously recorded all of our Fashion Rewards loyalty program expenses in our Credit segment. We now allocate all of our Fashion Rewards expenses to the Retail segment, including the face value of Nordstrom Notes, which customers earn based on their level of spending and which can be redeemed for goods or services. Consistent with our previous segment reporting, our Retail segment net sales include sales from the redemption of Nordstrom Notes. In order to present the consolidated financial results in accordance with generally accepted accounting principles, our Corporate/Other column includes the elimination of net sales when customers used Nordstrom Notes and also includes an adjustment to reduce the Nordstrom Notes expense to their estimated cost.
In addition, certain technology expenses we previously included in Corporate/Other are now allocated to the Retail and Credit segments.
In our Credit segment, we previously presented bad debt expense associated with finance charges and fees as part of selling, general and administrative expenses. We reclassified these amounts and now present them as a reduction of credit card revenue. There was no impact to Credit earnings before income taxes for this reclassification.
The following tables set forth information for our reportable segments:

	Retail	Corporate/Other	Total Retail Business[1]	Credit	Total
Quarter Ended May 4, 2013
Net sales	$2,713	$(56)	$2,657	—	$2,657
Credit card revenues	—	—	—	$92	92
Earnings (loss) before interest and income taxes	300	(69)	231	44	275
Interest expense, net	—	(33)	(33)	(6)	(39)
Earnings (loss) before income taxes	300	(102)	198	38	236

Quarter Ended April 28, 2012
Net sales	$2,576	$(41)	$2,535	—	$2,535
Credit card revenues	—	—	—	$90	90
Earnings (loss) before interest and income taxes	305	(72)	233	47	280
Interest expense, net	—	(34)	(34)	(6)	(40)
Earnings (loss) before income taxes	305	(106)	199	41	240
1Total Retail Business is a subtotal of the Retail segment and Corporate/Other, and is consistent with our presentation in Management's Discussion and Analysis of Financial Condition and Results of Operations.

13 of 31

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

The following table summarizes net sales within our reportable segments:

	Quarter Ended
	May 4, 2013	April 28, 2012
Nordstrom full-line stores	$1,717	$1,716
Direct	301	242
Nordstrom	2,018	1,958
Nordstrom Rack	616	557
HauteLook and other	79	61
Total Retail segment	2,713	2,576
Corporate/Other	(56)	(41)
Total net sales	$2,657	$2,535

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
These and other factors, including those factors described in Part I, "Item 1A. Risk Factors" in our 2012 Annual Report on Form 10-K, could affect our financial results and cause actual results to differ materially from any forward-looking information we may provide. We undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.

15 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

OVERVIEW
Our first quarter reflected continued progress on our strategic priorities of improving the customer experience, enhancing our merchandise offering, increasing relevance with existing and new customers and driving online growth. In addition, our long term growth strategy is on track with our accelerated Rack store expansion, our planned entry into new markets, including Canada and Manhattan, as well as our aggressive growth in e-commerce.
Our overall performance in the first quarter was consistent with the lower end of our expectations. Lower than planned sales volume was mitigated by our strong execution of inventory and expense management throughout the quarter. While we experienced particularly soft sales trends in seasonal merchandise and in several geographic regions early in the quarter, we remain positive about the balance of the year as we stay focused on our efforts to deliver a superior customer experience across all channels.
Women's apparel was one of our top performing merchandise categories, in part reflecting our efforts to increase relevance with our customers through product innovation. During the quarter, we strategically repositioned our Savvy department to maintain its trendy fashion appeal, but at more accessible prices. In addition, last fall we began carrying TopShop merchandise online and in 14 stores and we plan on expanding our partnership with TopShop to 28 more stores this coming fall.
During the first three months of this year, we opened five new Nordstrom Rack stores with plans to open 17 more by the end of the year and to have over 230 Rack stores by 2016. We also announced our plans for a second full-line store in Toronto, Canada, to be located in the Yorkdale Shopping Center. In total, we have now announced five full-line stores in Canada. Additionally, we have plans over the next few years to open more full-line stores in important new markets such as Manhattan and Puerto Rico.
Our Direct channel is one of our fastest-growing businesses and we have made investments to strengthen the customer experience by focusing on expanding merchandise selection, improving the website and mobile experience, and ultimately increasing the convenience for our customers. Our Direct merchandise offering today virtually matches our store offering, and it will continue to grow. We are constantly adding features to the website, making improvements to our mobile apps and increasing the speed of fulfillment and delivery. We are also making substantial investments in our system infrastructure to support our accelerated growth. These investments helped drive same-store sales growth of 25% in our Direct channel on top of last year's 44% growth.
Our strong financial position enables us to invest in our stores through expansion, remodels and other initiatives to improve the customer experience. As an example, we continue to add to the functionality on our mobile point-of-sale devices, providing more flexibility in serving customers on their terms. In our full-line stores, salespeople can spend more time with customers and offer a more seamless shopping experience. At Nordstrom Rack, we improved the level of service by increasing the speed at check-out. In the first quarter, we removed some of our fixed cash registers in a majority of our Rack stores to capture over 20,000 square feet of incremental selling space, which represented a meaningful change as our Rack stores achieve high sales productivity.
Our credit business also plays an important role in reaching new customers and strengthening existing customer relationships through our Fashion Rewards loyalty program, payment products and our ability to serve customers directly through our credit services. The Fashion Rewards program contributes to our overall results, with members shopping more frequently and spending more on average than non-members. In the first quarter, sales from our members continued to increase and we ended the quarter with 3.5 million active members, a 21% increase over last year. Our overall credit card portfolio also remains healthy, with delinquency and write-off trends continuing to improve.
Our customer-driven growth initiatives are consistent with our long-term financial goals of mid-teens Return on Invested Capital (“ROIC”) and high single-digit sales growth. These measures correlate strongly with shareholder return. In 2012, our ROIC of 13.9% was the highest over the last five years, a period in which we invested nearly $2 billion in our business. Our ROIC as of the end of the first quarter increased to 14.0%, and with our investments continuing in 2013, we expect ROIC to continue to grow.

16 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

RESULTS OF OPERATIONS
Our reportable segments are Retail and Credit. Our Retail segment includes our Nordstrom branded full-line stores and website, our Nordstrom Rack stores, our Last Chance clearance store and our other retail channels including HauteLook, our Jeffrey stores and our treasure&bond store. For purposes of discussion and analysis of our results of operations, we combine our Retail segment results with revenues and expenses in the "Corporate/Other" column of our segment reporting footnote (collectively, the "Retail Business"). We analyze our results of operations through earnings before interest and income taxes for our Retail Business and Credit segment, while interest expense and income taxes are discussed on a total company basis.
As discussed in Note 1: Basis of Presentation and Note 9: Segment Reporting in the Notes to Condensed Consolidated Financial Statements, beginning in the first quarter of 2013, we reclassified amounts in our financial statements to better reflect the way we view and measure our business. As we continue to execute our long-term growth strategy and make investments across operating segments, aligning expenses with the associated benefits enhances our ability to evaluate segment performance. Historical results were also reclassified to match the current period presentation. These reclassifications did not impact net earnings, earnings per share, financial position or cash flows.
We now allocate Fashion Rewards loyalty program expenses to our Retail Business. We previously recorded all of our Fashion Rewards expenses in our Credit segment. In addition, certain technology expenses we previously included in our Retail Business are now allocated to our Credit segment. In our Credit segment, we previously presented bad debt expense associated with finance charges and fees as part of selling, general and administrative expenses. We reclassified these amounts and now present them as a reduction of credit card revenue.
Retail Business
Summary
The following table summarizes the results of our Retail Business for the quarter ended May 4, 2013, compared with the quarter ended April 28, 2012:

	Quarter Ended
	May 4, 2013		April 28, 2012
	Amount	% of net sales	Amount	% of net sales
Net sales	$2,657	100.0%	$2,535	100.0%
Cost of sales and related buying and occupancy costs	(1,672)	(62.9%)	(1,583)	(62.4%)
Gross profit	985	37.1%	952	37.6%
Selling, general and administrative expenses	(754)	(28.4%)	(719)	(28.4%)
Earnings before interest and income taxes	$231	8.7%	$233	9.2%

17 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Retail Business Net Sales

	Quarter Ended
	May 4, 2013	April 28, 2012
Net sales by channel:
Nordstrom full-line stores	$1,717	$1,716
Direct	301	242
Nordstrom	2,018	1,958
Nordstrom Rack	616	557
HauteLook and other	79	61
Total Retail segment	2,713	2,576
Corporate/Other	(56)	(41)
Total net sales	$2,657	$2,535

Net sales increase	4.8%	13.7%

Same-store sales increase by channel:
Nordstrom full-line stores	0.0%	5.6%
Direct	24.5%	44.2%
Nordstrom	3.1%	9.3%
Nordstrom Rack	0.8%	6.8%
HauteLook[1]	34.5%	—
Total	2.7%	8.5%

Sales per square foot	$105	$102
4-wall sales per square foot[2]	$92	$92
1Beginning in 2013, HauteLook is included in our same-store sales calculation.
24-wall sales per square foot is calculated as net sales for Nordstrom full-line, Nordstrom Rack, Jeffrey and treasure&bond stores divided by their weighted-average square footage. Weighted-average square footage includes a percentage of period-end square footage for new stores equal to the percentage of the period during which they were open.
Total company net sales increased 4.8% for the first quarter of 2013, compared with the same period in 2012, primarily due to an overall same-store sales increase of 2.7%. In addition, we opened five Nordstrom Rack stores during the first quarter of 2013.
Nordstrom net sales for the first quarter of 2013 were $2,018, an increase of 3.1% compared with the same period in 2012. Nordstrom same-store sales increased 3.1% for the first quarter of 2013, compared with the same period in 2012, as both the average selling price and the number of items sold increased. Category highlights for the first quarter of 2013 included Cosmetics, Women's Apparel and Handbags.
Full-line same-store sales were flat for the first quarter of 2013, compared with the same period in 2012. The top-performing geographic regions for full-line stores for the quarter were Northern California and the Southwest. The Direct channel continued to generate strong sales growth with an increase of 24.5% in the first quarter of 2013 on top of last year's 44.2% growth. These increases continue to significantly outpace our overall performance and are reflective of how customers are responding to our ongoing e-commerce initiatives.
Nordstrom Rack net sales increased $58, or 10.5% for the first quarter of 2013, compared with the same period in 2012. Nordstrom Rack same-store sales increased 0.8% for the first quarter of 2013, as the average selling price of Nordstrom Rack merchandise increased and the number of items sold slightly decreased.

18 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Retail Business Gross Profit

	Quarter Ended
	May 4, 2013	April 28, 2012
Gross profit[1]	$985	$952
Gross profit rate	37.1%	37.6%
Ending inventory per square foot	$58.35	$55.09
Inventory turnover rate[2]	5.18	5.37
1Retail cost of sales includes the estimated cost of Nordstrom Notes and complimentary alterations credits that are expected to be issued and redeemed under our Fashion Rewards program. We provide these benefits to our cardholders, as participation in the Fashion Rewards program enhances customer loyalty and drives incremental sales.
2Inventory turnover rate is calculated as the trailing 12-months cost of sales and related buying and occupancy costs (for all segments) divided by the trailing 4-quarter average inventory.
Our retail gross profit rate decreased 49 basis points for the first quarter of 2013, compared with the same period in 2012, primarily due to higher occupancy costs related to the accelerated Rack store expansion and higher expenses associated with growth in the Fashion Rewards program, combined with lower than planned sales volume. Retail gross profit increased $33 for the first quarter of 2013, compared with the same period in 2012, due primarily to increased sales, partially offset by an increase in occupancy costs for our investment in new stores.
Our regular-priced selling at Nordstrom was consistent with the recent historically high level achieved in the first quarter of the prior year, while our inventory turnover rate decreased to 5.18 times for the trailing 12-months ended May 4, 2013, from 5.37 times for the same period in the prior year. The decrease in inventory turnover rate is primarily due to our increased investment in pack and hold inventory at Nordstrom Rack, which helps us take advantage of strategic buying opportunities to secure top brands and to fuel our Rack new store growth. On a per square foot basis, we ended the quarter with a 5.9% increase in ending inventory on a 2.3% increase in sales. The increase in inventory over sales is primarily attributable to our planned investment in pack and hold inventory at Nordstrom Rack.

Retail Business Selling, General and Administrative Expenses

	Quarter Ended
	May 4, 2013	April 28, 2012
Selling, general and administrative expenses	$754	$719
Selling, general and administrative expense rate	28.4%	28.4%
Our Retail selling, general and administrative expenses ("Retail SG&A") rate remained flat for the first quarter of 2013, compared with the first quarter of 2012, primarily due to leverage on increased sales offset by the incremental costs related to the planned entry into Canada and accelerated Rack store expansion. Our Retail SG&A increased $35, or 4.7%, for the first quarter of 2013, compared with the same period in 2012. The increase was primarily due to higher sales volume and the incremental costs related to investments in technology, Canada and Rack store expansion.

19 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Segment
Summary
The table below provides a detailed view of the operational results of our Credit segment, consistent with the segment disclosure provided in the Notes to Condensed Consolidated Financial Statements. In order to better reflect the economic contribution of our credit and debit card program, intercompany merchant fees are also included in the table below, which represents the estimated costs that would be incurred if our cardholders used third party cards.
Interest expense is assigned to the Credit segment in proportion to the amount of estimated debt and equity needed to fund our credit card receivables. Based on our research, debt as a percentage of credit card receivables for other credit card companies ranges from 70% to 90%. As such, we believe a mix of 80% debt and 20% equity is an appropriate estimate.

	Quarter Ended		Quarter Ended
	May 4, 2013		April 28, 2012
	Amount	Annualized % of average credit card receivables	Amount	Annualized % of average credit card receivables
Credit card revenues	$92	18.4%	$90	18.1%
Occupancy, selling, general and administrative expenses	(48)	(9.7%)	(43)	(8.6%)
Credit segment earnings before interest and income taxes, as presented in segment disclosure	44	8.7%	47	9.5%
Interest expense	(6)	(1.2%)	(6)	(1.3%)
Intercompany merchant fees	20	4.0%	17	3.6%
Credit segment contribution, before income taxes	$58	11.5%	$58	11.8%

Credit and debit card volume:
Outside	$1,047		$1,015
Inside	1,018		892
Total volume	$2,065		$1,907

Average credit card receivables	$2,012		$1,985

Credit Card Revenues

	Quarter Ended
	May 4, 2013	April 28, 2012
Finance charge revenue	$61	$60
Interchange – third party	21	20
Late fees and other revenue	10	10
Total credit card revenues	$92	$90
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
Credit card revenues increased slightly for the first quarter of 2013, compared with the same period in the prior year, due to an 8.3% increase in total volume that was partially offset by continued improvements in customer payment rates.

20 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Segment Occupancy, Selling, General and Administrative Expenses
Occupancy, selling, general and administrative expenses for our Credit segment ("Credit Expenses") are summarized in the following table:

	Quarter Ended
	May 4, 2013	April 28, 2012
Occupancy expenses	$1	$1
Operational and marketing expenses	33	33
Bad debt provision	14	9
Total Credit occupancy, selling, general and administrative expenses	$48	$43
Total Credit expenses increased $5 for the first quarter of 2013, compared with the same period in the prior year. The increase was primarily due to higher bad debt expense as a result of the $10 reduction of our allowance for credit losses during the first quarter of 2012, partially offset by continued improvement in our portfolio delinquencies and write-off results.

Allowance for Credit Losses and Credit Trends
The following table summarizes activity in the allowance for credit losses:

	Quarter Ended
	May 4, 2013	April 28, 2012
Allowance at beginning of period	$85	$115
Bad debt provision	14	9
Write-offs	(21)	(26)
Recoveries	7	7
Allowance at end of period	$85	$105

Annualized net write-offs as a percentage of average credit card receivables	2.8%	4.0%
Annualized net write-offs (including finance charges and fees) as a percentage of average credit card receivables	3.3%	4.7%
30+ days delinquent as a percentage of ending credit card receivables	1.7%	2.3%
Allowance as a percentage of ending credit card receivables	4.1%	5.2%
The allowance for credit losses reflects our best estimate of the losses inherent in our receivables as of the balance sheet date, including uncollectible finance charges and fees. For purposes of determining impairment and recording the associated allowance for credit losses, we evaluate our credit card receivables on a collective basis as they are composed of large groups of smaller-balance homogeneous loans and, therefore, are not individually evaluated for impairment. We record estimated uncollectible principal balances to the bad debt provision while estimated uncollectible finance charges and fees result in a reduction of credit card revenue.

Total Company Results
Interest Expense, Net
Interest expense, net was $39 for the first quarter of 2013, compared with $40 for the first quarter of 2012. The decrease was due to lower average debt balances partially offset by higher average interest rates.

Income Tax Expense

	Quarter Ended
	May 4, 2013	April 28, 2012
Income tax expense	$91	$91
Effective tax rate	38.5%	38.0%
The effective tax rate for the first quarter of 2013 increased compared with the same period in 2012 as a result of changes in our reserves for state taxes.

21 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Fiscal 2013 Outlook
Our expectations for fiscal 2013, which are shown in comparison to the reclassified 53-week fiscal 2012 where applicable, are as follows:

Total sales	4 to 6 percent increase
Same-store sales[1]	3 to 5 percent increase
Credit card revenues[2]	$0 to $5 increase
Gross profit rate[3]	10 to 30 basis point decrease
Selling, general and administrative expenses (% of net sales)[2]	0 to 10 basis point decrease
Interest expense, net	$5 decrease
Effective tax rate	39.0 percent
Earnings per diluted share[4]	$3.65 to $3.80
Diluted shares outstanding[4]	Approximately 200
1Beginning in 2013, same-store sales include HauteLook. Same-store sales for 2013 are compared with the first 52 weeks of 2012.
2Impacted by financial statement reclassifications as described in Note 9: Segment Reporting.
3Includes both our Retail gross profit and our Credit segment occupancy costs, as a percentage of net sales.
4This outlook does not include the impact of any future share repurchases.

22 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Return on Invested Capital ("ROIC") (Non-GAAP financial measure)
We believe ROIC is a useful financial measure for investors in evaluating the efficiency and effectiveness of our use of capital and believe ROIC is an important component of shareholders' return over the long term. In addition, we incorporate ROIC in our executive incentive measures. For the 12 fiscal months ended May 4, 2013, ROIC increased to 14.0% compared with 13.1% for the 12 fiscal months ended April 28, 2012, primarily due to an increase in our earnings before interest and income tax expense.
ROIC is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should be considered in addition to, and not as a substitute for, return on assets, net earnings, total assets or other financial measures prepared in accordance with GAAP. Our method of determining non-GAAP financial measures may differ from other companies and therefore may not be comparable to those used by other companies. The financial measure calculated under GAAP which is most directly comparable to ROIC is return on assets. The following is a reconciliation of the components of ROIC and return on assets:

	12 Fiscal Months Ended
	May 4, 2013	April 28, 2012
Net earnings	$732	$687
Add: income tax expense	450	431
Add: interest expense	160	141
Earnings before interest and income tax expense	1,342	1,259

Add: rent expense	111	83
Less: estimated depreciation on capitalized operating leases[1]	(59)	(44)
Net operating profit	1,394	1,298

Estimated income tax expense[2]	(531)	(500)
Net operating profit after tax	$863	$798

Average total assets[3]	$8,175	$8,119
Less: average non-interest-bearing current liabilities[4]	(2,303)	(2,104)
Less: average deferred property incentives[3]	(491)	(506)
Add: average estimated asset base of capitalized operating leases[5]	777	589
Average invested capital	$6,158	$6,098

Return on assets	8.9%	8.5%
ROIC	14.0%	13.1%
1Capitalized operating leases is our best estimate of the asset base we would record for our leases that are classified as operating if they had met the criteria for a capital lease, or we had purchased the property. Asset base is calculated as described in footnote 5 below.
2Based upon our effective tax rate multiplied by the net operating profit for the 12 fiscal months ended May 4, 2013 and April 28, 2012.
3Based upon the trailing 12-month average.
4Based upon the trailing 12-month average for accounts payable, accrued salaries, wages and related benefits, and other current liabilities.
5Based upon the trailing 12-month average of the monthly asset base. The asset base for each month is calculated as the trailing 12-months of rent expense multiplied by eight. The multiple of eight times rent expense is a commonly used method of estimating the asset base we would record for our capitalized operating leases described in footnote 1.

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
Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments. We believe that as of May 4, 2013, our existing cash and cash equivalents on-hand of $1,190, available credit facilities of $800 and potential future operating cash flows and borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives.
For the quarter ended May 4, 2013, cash and cash equivalents decreased by $95 to $1,190, primarily due to payments for repurchases of common stock of $174 and capital expenditures of $149, partially offset by cash provided by operations of $161.
Operating Activities
Net cash provided by operating activities for the first quarter of 2013 was flat compared with the same period in 2012 as net earnings were also flat.
Investing Activities
Net cash used in investing activities was $131 for the first quarter of 2013, compared with net cash inflow of $119 for the same period in 2012. The change is primarily due to the net receipt of $200 in accumulated restricted cash used to pay debt maturing in the first quarter of 2012.
Financing Activities
Net cash used in financing activities was $125 for the first quarter of 2013, compared with $508 for the same period in 2012.
During the first quarter of 2013, we made payments of $174 for repurchases of common stock, compared with $57 for the same period in 2012. Additionally, we retired our $500 securitized Series 2007-2 Class A & B Notes upon maturity in April 2012 using accumulated restricted cash described in Investing Activities above.

24 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Free Cash Flow (Non-GAAP financial measure)
Free Cash Flow is one of our key liquidity measures, and in conjunction with GAAP measures, provides investors with a meaningful analysis of our ability to generate cash from our business. For the quarter ended May 4, 2013, Free Cash Flow decreased to $48 compared with $70 for the quarter ended April 28, 2012.
Free Cash Flow is not a measure of financial performance under GAAP and should be considered in addition to, and not as a substitute for, operating cash flows or other financial measures prepared in accordance with GAAP. Our method of determining non-GAAP financial measures may differ from other companies and therefore may not be comparable to those used by other companies. The financial measure calculated under GAAP which is most directly comparable to Free Cash Flow is net cash provided by operating activities. The following is a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Quarter Ended
	May 4, 2013	April 28, 2012
Net cash provided by operating activities	$161	$159
Less: capital expenditures	(149)	(98)
Less: cash dividends paid	(59)	(56)
Add: change in credit card receivables originated at third parties	20	17
Add: change in cash book overdrafts	75	48
Free Cash Flow	$48	$70

Net cash (used in) provided by investing activities	$(131)	$119
Net cash used in financing activities	$(125)	$(508)

25 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Capacity and Commitments
As of May 4, 2013, we had total short-term borrowing capacity available for general corporate purposes of $800. In March 2013, we terminated both our $600 unsecured revolving credit facility that was scheduled to expire in June 2016, and our $200 2007-A Variable Funding Note that was scheduled to expire in January 2014. We replaced these with a new five-year $800 senior unsecured revolving credit facility that expires in March 2018. Under the terms of our new revolving credit facility, we pay a variable rate of interest and a commitment fee based on our debt rating. The new revolver is available for working capital, capital expenditures and general corporate purposes and backs our commercial paper program. During the first quarter of 2013, we had no issuances under our commercial paper program and no borrowings under our new $800 revolving credit facility or our $600 credit facility prior to termination.

Also in March 2013, our wholly owned subsidiary Nordstrom fsb terminated its $100 variable funding facility. We had no borrowings under this facility prior to termination.
Impact of Credit Ratings
Under the terms of our $800 revolver, any borrowings we may enter into will accrue interest for Euro-Dollar Rate Loans at a floating base rate tied to LIBOR, for Canadian Dealer Offer Rate Loans at a floating rate tied to CDOR, and for Base Rate Loans at the highest of: (i) the Euro-Dollar rate plus 100 basis points, (ii) the federal funds rate plus 50 basis points and (iii) the prime rate.

The rate depends upon the type of borrowing incurred, plus in each case an applicable margin. This applicable margin varies depending upon the credit ratings assigned to our long-term unsecured debt. At the time of this report, our long-term unsecured debt ratings, outlook and resulting applicable margin were as follows:

	Credit Ratings	Outlook
Moody's	Baa1	Stable
Standard & Poor's	A-	Stable

	Base Interest Rate	Applicable Margin
Euro-Dollar Rate Loan	LIBOR	0.9%
Canadian Dealer Offer Rate Loan	CDOR	0.9%
Base Rate Loan	various	—
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
As of May 4, 2013, we were in compliance with this covenant. We will continue to monitor this covenant and believe that we will remain in compliance with this covenant during 2013.

26 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our goal is to manage debt levels to maintain our current investment-grade credit rating and operate with an efficient capital structure. In evaluating our debt levels, this measure provides a reflection of our credit worthiness that could impact our credit rating and cost of capital. We also have a debt covenant that requires an adjusted debt to EBITDAR leverage ratio of less than four times. As of May 4, 2013 and April 28, 2012, our Adjusted Debt to EBITDAR was 2.1.
Adjusted Debt to EBITDAR is not a measure of financial performance under GAAP and should be considered in addition to, and not as a substitute for, debt to net earnings, net earnings, debt or other financial measures prepared in accordance with GAAP. Our method of determining non-GAAP financial measures may differ from other companies and therefore may not be comparable to those used by other companies. The financial measure calculated under GAAP which is most directly comparable to Adjusted Debt to EBITDAR is debt to net earnings. The following is a reconciliation of the components of Adjusted Debt to EBITDAR and debt to net earnings:

	2013[1]	2012[1]
Debt	$3,126	$3,143
Add: estimated capitalized operating lease liability[2]	890	667
Less: fair value hedge adjustment included in long-term debt	(57)	(69)
Adjusted Debt	$3,959	$3,741

Net earnings	$732	$687
Add: income tax expense	450	431
Add: interest expense, net	158	139
Earnings before interest and income taxes	1,340	1,257

Add: depreciation and amortization expenses	438	386
Add: rent expense	111	83
Add: non-cash acquisition-related charges	9	22
EBITDAR	$1,898	$1,748

Debt to Net Earnings	4.3	4.6
Adjusted Debt to EBITDAR	2.1	2.1
1The components of Adjusted Debt are as of May 4, 2013 and April 28, 2012, while the components of EBITDAR are for the 12 months ended May 4, 2013 and April 28, 2012.
2Based upon the estimated lease liability as of the end of the period, calculated as the trailing 12-months of rent expense multiplied by eight. The multiple of eight times rent expense is a commonly used method of estimating the debt we would record for our leases that are classified as operating if they had met the criteria for a capital lease, or we had purchased the property.

27 of 31

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We discussed our interest rate risk and our foreign currency exchange risk in Part II, "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2012 Annual Report on Form 10-K filed with the Commission on March 18, 2013. There have been no material changes to these risks since that time.
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

28 of 31

PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Repurchases
(Dollar and share amounts in millions, except per share amounts)
Following is a summary of our first quarter share repurchases:

	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]
February 2013 (February 3, 2013 to March 2, 2013)	1.1	$54.51	1.1	$1,134
March 2013 (March 3, 2013 to April 6, 2013)	1.4	$54.03	1.4	$1,058
April 2013 (April 7, 2013 to May 4, 2013)	0.5	$55.23	0.5	$1,027
Total	3.0	$54.42	3.0
1In February 2012, our Board of Directors authorized a program to repurchase up to $800 of our outstanding common stock, through February 1, 2014. In February 2013, our Board of Directors authorized a new program to repurchase up to $800 of our outstanding common stock, through March 1, 2015, in addition to the remaining amount available for repurchase under our February 2012 authorization. For the quarter ended May 4, 2013, we repurchased 3.0 shares of our common stock for an aggregate purchase price of $166 and had $1,027 in remaining share repurchase capacity. The actual number and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission rules.

Item 6. Exhibits.
Exhibits are incorporated herein by reference or are filed or furnished with this report as set forth in the Index to Exhibits on page 31 hereof.

29 of 31

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	June 4, 2013

30 of 31

NORDSTROM, INC.
Index to Exhibits

Exhibit		Method of Filing
10.1	Amendment 2013-1 to the Nordstrom Leadership Separation Plan	Incorporated by reference from the Registrant's Form 8-K filed on March 5, 2013, Exhibit 10.1

10.2
Revolving Credit Facility Agreement dated March 21, 2013, between Registrant and each of the initial lenders named therein as Lenders; Bank of America, N.A. as Administrative Agent; Wells Fargo Bank, National Association and U.S. Bank, National Association as Syndication Agents; and The Royal Bank of Scotland PLC as Documentation Agent
Incorporated by reference from the Registrant's Form 8-K filed on March 26, 2013, Exhibit 10.1

10.3	Nordstrom, Inc. 2010 Equity Incentive Plan (2013 Amendment)	Incorporated by reference to Appendix A from the Registrant's Form DEF 14A filed on April 1, 2013

31.1	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

99.1	Historical Statement of Earnings and segment data for fiscal year 2012 reclassified for consistency with our current view of business performance	Incorporated by reference from the Registrant's Form 8-K filed on May 16, 2013, Exhibit 99.2

99.2	Historical Statement of Earnings and Operating Results for fiscal year 2012 by quarter reclassified for consistency with our current view of business performance	Filed herewith electronically

101.INS	XBRL Instance Document	Filed herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

31 of 31