Form 10-Q
period 2013-08-03
NORDSTROM INC
filed 2013-09-03
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2013
or
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
YES ☐ NO ☑
Common stock outstanding as of August 28, 2013: 194,885,937 shares

1 of 31

NORDSTROM, INC.

2 of 31

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales	$3,104	$2,918	$5,761	$5,453
Credit card revenues	92	88	184	178
Total revenues	3,196	3,006	5,945	5,631
Cost of sales and related buying and occupancy costs	(2,004)	(1,879)	(3,677)	(3,463)
Selling, general and administrative expenses	(857)	(837)	(1,658)	(1,598)
Earnings before interest and income taxes	335	290	610	570
Interest expense, net	(37)	(40)	(76)	(80)
Earnings before income taxes	298	250	534	490
Income tax expense	(114)	(94)	(205)	(185)
Net earnings	$184	$156	$329	$305

Earnings per share:
Basic	$0.94	$0.76	$1.68	$1.48
Diluted	$0.93	$0.75	$1.66	$1.45

Weighted-average shares outstanding:
Basic	195.5	205.2	195.5	206.3
Diluted	198.8	208.7	198.9	210.0
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net earnings	$184	$156	$329	$305
Postretirement plan adjustments, net of tax	1	2	3	3
Comprehensive net earnings	$185	$158	$332	$308
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 31

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	August 3, 2013	February 2, 2013	July 28, 2012
Assets
Current assets:
Cash and cash equivalents	$1,128	$1,285	$1,258
Accounts receivable, net	2,369	2,129	2,297
Merchandise inventories	1,464	1,360	1,394
Current deferred tax assets, net	244	227	233
Prepaid expenses and other	89	80	85
Total current assets	5,294	5,081	5,267

Land, buildings and equipment (net of accumulated depreciation of $4,270, $4,064 and $3,959)	2,810	2,579	2,499
Goodwill	175	175	175
Other assets	269	254	305
Total assets	$8,548	$8,089	$8,246

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,395	$1,011	$1,345
Accrued salaries, wages and related benefits	322	404	290
Other current liabilities	837	804	805
Current portion of long-term debt	407	7	6
Total current liabilities	2,961	2,226	2,446

Long-term debt, net	2,715	3,124	3,133
Deferred property incentives, net	490	485	493
Other liabilities	351	341	338

Commitments and contingencies

Shareholders' equity:
Common stock, no par value: 1,000 shares authorized; 195.5, 197.0 and 201.4 shares issued and outstanding	1,762	1,645	1,582
Retained earnings	313	315	296
Accumulated other comprehensive loss	(44)	(47)	(42)
Total shareholders' equity	2,031	1,913	1,836
Total liabilities and shareholders' equity	$8,548	$8,089	$8,246
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 31

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at February 2, 2013	197.0	$1,645	$315	$(47)	$1,913
Net earnings	—	—	329	—	329
Postretirement plan adjustments, net of tax	—	—	—	3	3
Dividends ($0.60 per share)	—	—	(117)	—	(117)
Issuance of common stock under stock compensation plans	2.3	84	—	—	84
Stock-based compensation	—	33	—	—	33
Repurchase of common stock	(3.8)	—	(214)	—	(214)
Balance at August 3, 2013	195.5	$1,762	$313	$(44)	$2,031

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at January 28, 2012	207.6	$1,484	$517	$(45)	$1,956
Net earnings	—	—	305	—	305
Postretirement plan adjustments, net of tax	—	—	—	3	3
Dividends ($0.54 per share)	—	—	(112)	—	(112)
Issuance of common stock under stock compensation plans	2.1	72	—	—	72
Stock-based compensation	—	26	—	—	26
Repurchase of common stock	(8.3)	—	(414)	—	(414)
Balance at July 28, 2012	201.4	$1,582	$296	$(42)	$1,836
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 31

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six Months Ended
	August 3, 2013	July 28, 2012
Operating Activities
Net earnings	$329	$305
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses	220	207
Amortization of deferred property incentives and other, net	(32)	(32)
Deferred income taxes, net	(35)	(30)
Stock-based compensation expense	34	31
Tax benefit from stock-based compensation	16	15
Excess tax benefit from stock-based compensation	(17)	(16)
Provision for bad debt expense	30	31
Change in operating assets and liabilities:
Accounts receivable	(199)	(220)
Merchandise inventories	(119)	(218)
Prepaid expenses and other assets	(9)	(1)
Accounts payable	328	326
Accrued salaries, wages and related benefits	(82)	(100)
Other current liabilities	30	37
Deferred property incentives	42	32
Other liabilities	11	5
Net cash provided by operating activities	547	372

Investing Activities
Capital expenditures	(427)	(219)
Change in restricted cash	—	200
Change in credit card receivables originated at third parties	(70)	(77)
Other, net	(7)	(2)
Net cash used in investing activities	(504)	(98)

Financing Activities
Principal payments on long-term borrowings	(3)	(503)
Increase in cash book overdrafts	56	69
Cash dividends paid	(117)	(112)
Payments for repurchase of common stock	(219)	(418)
Proceeds from issuances under stock compensation plans	68	57
Excess tax benefit from stock-based compensation	17	16
Other, net	(2)	(2)
Net cash used in financing activities	(200)	(893)

Net decrease in cash and cash equivalents	(157)	(619)
Cash and cash equivalents at beginning of period	1,285	1,877
Cash and cash equivalents at end of period	$1,128	$1,258

Supplemental Cash Flow Information
Cash paid during the period for:
Interest (net of capitalized interest)	$81	$85
Income taxes paid, net of refunds	$235	$222
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
The condensed consolidated financial statements as of and for the periods ended August 3, 2013 and July 28, 2012 are unaudited. The condensed consolidated balance sheet as of February 2, 2013 has been derived from the audited consolidated financial statements included in our 2012 Annual Report. The interim condensed consolidated financial statements should be read together with the consolidated financial statements and related footnote disclosures contained in our 2012 Annual Report.
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
Our business, like that of other retailers, is subject to seasonal fluctuations. Due to our Anniversary Sale in July, the holidays in December and the half-yearly sales that occur in our second and fourth quarters, our sales are typically higher in the second and fourth quarters of the fiscal year than in the first and third quarters. In 2013, our Anniversary Sale took place in the second quarter, while in 2012 it occurred during both the second and third quarters. This will impact comparisons of performance to the prior year. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.
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

7 of 31

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 2: ACCOUNTS RECEIVABLE
The components of accounts receivable are as follows:

	August 3, 2013	February 2, 2013	July 28, 2012
Credit card receivables:
Nordstrom VISA credit card receivables	$1,419	$1,348	$1,418
Nordstrom private label card receivables	932	794	876
Total credit card receivables	2,351	2,142	2,294
Allowance for credit losses	(85)	(85)	(105)
Credit card receivables, net	2,266	2,057	2,189
Other accounts receivable[1]	103	72	108
Accounts receivable, net	$2,369	$2,129	$2,297
1Other accounts receivable consist primarily of third party credit and debit card receivables.
Activity in the allowance for credit losses is as follows:

	Quarter Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Allowance at beginning of period	$85	$105	$85	$115
Bad debt provision	16	22	30	31
Write-offs	(21)	(28)	(42)	(54)
Recoveries	5	6	12	13
Allowance at end of period	$85	$105	$85	$105
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
Under certain circumstances, we may make modifications to payment terms for a customer experiencing financial difficulties in an effort to help the customer avoid a charge-off or bankruptcy, and to maximize our recovery of the outstanding balance. These modifications, which meet the accounting definition of troubled debt restructurings ("TDRs"), include reduced or waived fees and finance charges, and/or reduced minimum payments. Receivables classified as TDRs were $45, or 1.9% of our total credit card receivables as of August 3, 2013, $53, or 2.5% of our total credit card receivables as of February 2, 2013 and $58, or 2.5% of our total credit card receivables as of July 28, 2012.

8 of 31

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

Credit Quality
The primary indicators of the credit quality of our credit card receivables are aging and delinquency, particularly the levels of account balances delinquent 30 days or more as these are the accounts most likely to be written off. The following table illustrates the aging and delinquency status of our credit card receivables:

	August 3, 2013		February 2, 2013		July 28, 2012
	Balance	% of total	Balance	% of total	Balance	% of total
Current	$2,241	95.3%	$2,018	94.2%	$2,166	94.4%
1 – 29 days delinquent	74	3.2%	84	3.9%	84	3.7%
30 days or more delinquent:
30 – 59 days delinquent	14	0.6%	15	0.7%	18	0.7%
60 – 89 days delinquent	9	0.4%	10	0.5%	11	0.5%
90 days or more delinquent	13	0.5%	15	0.7%	15	0.7%
Total 30 days or more delinquent	36	1.5%	40	1.9%	44	1.9%
Total credit card receivables	$2,351	100.0%	$2,142	100.0%	$2,294	100.0%

Receivables not accruing finance charges	$10		$11		$10
Receivables 90 days or more delinquent and still accruing finance charges	$7		$8		$9
We also evaluate credit quality using FICO credit scores. The following table illustrates the distribution of our credit card receivables across FICO score ranges:

	August 3, 2013		February 2, 2013		July 28, 2012
FICO Score Range[1]	Balance	% of total	Balance	% of total	Balance	% of total
801+	$430	18.3%	$310	14.5%	$441	19.2%
660 – 800	1,455	61.9%	1,366	63.8%	1,419	61.8%
001 – 659	367	15.6%	379	17.7%	366	16.0%
Other[2]	99	4.2%	87	4.0%	68	3.0%
Total credit card receivables	$2,351	100.0%	$2,142	100.0%	$2,294	100.0%
1Credit scores for our credit cardholders are updated at least every 60 days for active accounts and every 90 days for inactive accounts. Amounts listed in the table reflect the most recently obtained credit scores as of the dates indicated.
2Other consists of amounts not yet posted to customers' accounts and receivables from customers for whom FICO scores are temporarily unavailable.

9 of 31

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 3: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt is as follows:

	August 3, 2013	February 2, 2013	July 28, 2012
Secured
Series 2011-1 Class A Notes, 2.28%, due October 2016	$325	$325	$325
Mortgage payable, 7.68%, due April 2020	44	47	49
Other	9	10	11
	378	382	385
Unsecured
Senior notes, 6.75%, due June 2014, net of unamortized discount	400	400	399
Senior notes, 6.25%, due January 2018, net of unamortized discount	648	648	648
Senior notes, 4.75%, due May 2020, net of unamortized discount	499	498	498
Senior notes, 4.00%, due October 2021, net of unamortized discount	499	499	499
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 7.00%, due January 2038, net of unamortized discount	344	344	344
Other	54	60	66
	2,744	2,749	2,754

Total long-term debt	3,122	3,131	3,139
Less: current portion	(407)	(7)	(6)
Total due beyond one year	$2,715	$3,124	$3,133
Credit Facilities
As of August 3, 2013, we had total short-term borrowing capacity available for general corporate purposes of $800. In March 2013, we terminated both our $600 unsecured revolving credit facility that was scheduled to expire in June 2016, and our $200 2007-A Variable Funding Note that was scheduled to expire in January 2014. We replaced these with a new five-year $800 senior unsecured revolving credit facility ("revolver") that expires in March 2018. Under the terms of our new revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The new revolver is available for working capital, capital expenditures and general corporate purposes and backs our commercial paper program. During the six months ended August 3, 2013, we had no issuances under our commercial paper program and no borrowings under our new revolver or the $600 credit facility prior to termination.
The new revolver requires that we maintain a leverage ratio, defined as Adjusted Debt to Earnings before Interest, Income Taxes, Depreciation, Amortization and Rent ("EBITDAR"), of less than four times. As of August 3, 2013, we were in compliance with this covenant.
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
We did not have any financial assets or liabilities that were measured at fair value on a recurring basis as of August 3, 2013, February 2, 2013 or July 28, 2012.
Financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable and accounts payable and approximate fair value due to their short-term nature. We estimate the fair value of our long-term debt using quoted market prices of the same or similar issues, and as such this is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	August 3, 2013	February 2, 2013	July 28, 2012
Carrying value of long-term debt[1]	$3,122	$3,131	$3,139
Fair value of long-term debt	3,471	3,665	3,755
1The carrying value of long-term debt includes the remaining adjustment from our previous effective fair value hedge.
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We recorded no impairment charges for these assets for the six months ended August 3, 2013 and July 28, 2012. We estimate the fair value of goodwill and long-lived tangible and intangible assets using primarily unobservable inputs, and as such these are considered Level 3 fair value measurements.
NOTE 5: COMMITMENTS AND CONTINGENT LIABILITIES
During the quarter ended August 3, 2013, we paid approximately $100 to the developer of our Manhattan full-line store. This payment represents the first in a series of installment payments which we committed to make based on the developer meeting construction and development milestones. Our fee interest in the property is subject to lien until project completion or fulfillment of our existing installment payment commitment.
We are subject from time to time to various claims and lawsuits arising in the ordinary course of business, including lawsuits alleging violations of state and/or federal wage and hour and other employment laws, privacy and other consumer-based claims. Some of these lawsuits include certified classes of litigants, or purport or may be determined to be class or collective actions and seek substantial damages or injunctive relief, or both, and some may remain unresolved for several years. We believe the recorded reserves in our condensed consolidated financial statements are adequate in light of the probable and estimable liabilities. As of the date of this report, we do not believe any currently identified claim, proceeding or litigation, either alone or in the aggregate, will have a material impact on our results of operations, financial position or cash flows. Since these matters are subject to inherent uncertainties, our view of them may change in the future.
NOTE 6: SHAREHOLDERS' EQUITY
In February 2012, our Board of Directors authorized a program to repurchase up to $800 of our outstanding common stock, through February 1, 2014. In February 2013, our Board of Directors authorized a new program to repurchase up to $800 of our outstanding common stock, through March 1, 2015, in addition to the remaining amount available for repurchase under our February 2012 authorization. During the six months ended August 3, 2013, we repurchased 3.8 shares of our common stock for an aggregate purchase price of $214 and had $979 in remaining share repurchase capacity. The actual number and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission rules.

11 of 31

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 7: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Stock options	$13	$11	$26	$21
HauteLook stock compensation	2	3	4	5
Performance share units	1	2	1	2
Employee stock purchase plan	—	—	1	1
Other	1	2	2	2
Total stock-based compensation expense, before income tax benefit	17	18	34	31
Income tax benefit	(5)	(7)	(11)	(11)
Total stock-based compensation expense, net of income tax benefit	$12	$11	$23	$20
During the six months ended August 3, 2013 and July 28, 2012, we granted 3.7 and 2.9 options with estimated weighted-average grant-date fair values per option of $14 and $15.
NOTE 8: EARNINGS PER SHARE
The computation of earnings per share is as follows:

	Quarter Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net earnings	$184	$156	$329	$305

Basic shares	195.5	205.2	195.5	206.3
Dilutive effect of stock options and other	3.3	3.5	3.4	3.7
Diluted shares	198.8	208.7	198.9	210.0

Earnings per basic share	$0.94	$0.76	$1.68	$1.48
Earnings per diluted share	$0.93	$0.75	$1.66	$1.45

Anti-dilutive stock options and other	3.4	5.9	4.6	6.0
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
We previously recorded all of our Fashion Rewards loyalty program expenses in our Credit segment. We now allocate all of our Fashion Rewards expenses to the Retail segment, including the face value of Nordstrom Notes, which customers earn based on their level of spending and which can be redeemed for goods or services. Consistent with our previous segment reporting, our Retail segment net sales include sales from the redemption of Nordstrom Notes. In order to present the consolidated financial results in accordance with generally accepted accounting principles, our Corporate/Other column includes the elimination of net sales when customers used Nordstrom Notes and also includes an adjustment to reduce the Nordstrom Notes expense from face value to their estimated cost.
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
The following tables set forth information for our reportable segments:

	Retail	Corporate/Other	Total Retail Business[1]	Credit	Total
Quarter Ended August 3, 2013
Net sales	$3,245	$(141)	$3,104	—	$3,104
Credit card revenues	—	—	—	$92	92
Earnings (loss) before interest and income taxes	375	(80)	295	40	335
Interest expense, net	—	(31)	(31)	(6)	(37)
Earnings (loss) before income taxes	375	(111)	264	34	298

Quarter Ended July 28, 2012
Net sales	$3,063	$(145)	$2,918	—	$2,918
Credit card revenues	—	—	—	$88	88
Earnings (loss) before interest and income taxes	361	(99)	262	28	290
Interest expense, net	—	(33)	(33)	(7)	(40)
Earnings (loss) before income taxes	361	(132)	229	21	250

Six Months Ended August 3, 2013
Net sales	$5,958	$(197)	$5,761	—	$5,761
Credit card revenues	—	—	—	$184	184
Earnings (loss) before interest and income taxes	675	(149)	526	84	610
Interest expense, net	—	(64)	(64)	(12)	(76)
Earnings (loss) before income taxes	675	(213)	462	72	534

Six Months Ended July 28, 2012
Net sales	$5,639	$(186)	$5,453	—	$5,453
Credit card revenues	—	—	—	$178	178
Earnings (loss) before interest and income taxes	666	(171)	495	75	570
Interest expense, net	—	(67)	(67)	(13)	(80)
Earnings (loss) before income taxes	666	(238)	428	62	490
1Total Retail Business is not a reportable segment, but represents a subtotal of the Retail segment and Corporate/Other, and is consistent with our presentation in Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following table summarizes net sales within our reportable segments:

	Quarter Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Nordstrom full-line stores	$2,098	$2,114	$3,815	$3,830
Direct	425	309	726	551
Nordstrom	2,523	2,423	4,541	4,381
Nordstrom Rack	645	577	1,261	1,134
HauteLook and Jeffrey	77	63	156	124
Total Retail segment	3,245	3,063	5,958	5,639
Corporate/Other	(141)	(145)	(197)	(186)
Total net sales	$3,104	$2,918	$5,761	$5,453

13 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share and per square foot amounts)

CAUTIONARY STATEMENT
Certain statements in this Quarterly Report on Form 10-Q contain or may suggest "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including, but not limited to, anticipated financial outlook for the fiscal year ending February 1, 2014, anticipated annual same-store sales rate, anticipated Return on Invested Capital and trends in our operations. Such statements are based upon the current beliefs and expectations of the company's management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including, but not limited to:

•
successful execution of our growth strategy, including expansion into new markets, acquisitions, investments in our stores and online, our ability to realize the anticipated benefits from such growth initiatives, and the timely completion of construction associated with newly planned stores, relocations and remodels, all of which may be impacted by the financial health of third parties,

•
our ability to manage the transformation of our business/financial model as we increase our investments in growth opportunities, including our online business and our ability to manage related organizational changes,

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

•	impact of the current regulatory environment and financial system and health care reforms,

•	compliance with debt covenants, availability and cost of credit, changes in interest rates, and trends in debt repayment patterns, personal bankruptcies, and bad debt write-offs, and

•	the timing and amounts of share repurchases by the company, if any, or any share issuances by the company, including issuances associated with option exercises or other matters.
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

14 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

OVERVIEW
We continually aspire to improve the customer experience, both in stores and online and across our full-price and off-price channels. Over the last several years, we have focused on improving our multi-channel capabilities, and while each channel represents a meaningful growth opportunity individually, the synergies created by the overall customer experience contribute meaningfully to our ability to attract, retain, and serve customers into the future.
Our performance in the second quarter and first half of 2013 reflected sales trends softer than we anticipated, mitigated by our discipline in managing inventory and expenses and the variable nature of our financial model. Our Anniversary Sale, which historically is our largest sale event of the year, took place in the second quarter and generated sales consistent with trends. In 2012, the Anniversary Sale occurred during both the second and third quarters. This resulted in a favorable comparison against last year and we expect will result in an unfavorable comparison in the third quarter.
Women's apparel was one of our top-performing merchandise categories during the Anniversary Sale, driven largely by improved execution. During the quarter we continued our efforts to increase our relevance with both existing and new customers. To that end, we plan on expanding upon our partnership with Topshop, an internationally-renowned trend-leading brand, by adding Topshop merchandise to 28 more full-line stores this year, bringing the total to 42 stores.
During the first half of 2013, we opened eight new Nordstrom Rack stores, with plans to open 14 more by the end of the year. We are also on track with our expansion into Canada, with the first of our five announced store openings to take place in Calgary in the fall of 2014.
Our Direct channel continues to be one of our fastest-growing businesses. Its sales increased 37% in the second quarter, on top of last year's second-quarter increase of 40%. We are making ongoing investments to further expand our online merchandise selection, improve the website and mobile experience, and continue construction on a second fulfillment center for planned completion in the fall. Additionally, we are developing plans to add a third fulfillment center located on the east coast in 2015.
Our credit business plays an important role in reaching new customers and strengthening existing customer relationships through our Fashion Rewards loyalty program. The Fashion Rewards program contributes to our overall results, with members shopping more frequently and spending more on average than non-members. We now have 3.6 million active members, an 18% increase over last year. Our overall credit portfolio remains healthy, with delinquency and write-off trends stabilizing around a five-year low.
We believe in our long-term strategy and will continue to make investments in our stores, online and in new markets such as Canada. While these strategic investments are expected to limit operating margin expansion over the next several years, we expect to create value through sales and EBIT growth, combined with a more productive capital base. Our long-term financial goals to achieve high single-digit total sales growth and mid-teens Return on Invested Capital ("ROIC") are unchanged, as these measures correlate strongly with shareholder return.

15 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

RESULTS OF OPERATIONS
Our reportable segments are Retail and Credit. Our Retail segment includes our Nordstrom branded full-line stores and website, our Nordstrom Rack stores, our Last Chance clearance store and our other retail channels including HauteLook and our Jeffrey stores. For purposes of discussion and analysis of our results of operations, we combine our Retail segment results with revenues and expenses in the "Corporate/Other" column of Note 9: Segment Reporting in the Notes to Condensed Consolidated Financial Statements (collectively, the "Retail Business"). We analyze our results of operations through earnings before interest and income taxes for our Retail Business and Credit segment, while interest expense and income taxes are discussed on a total company basis.
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
We now allocate Fashion Rewards loyalty program expenses to our Retail Business. We previously recorded all of our Fashion Rewards expenses in our Credit segment. In addition, certain technology expenses we previously included in our Retail Business are now allocated to our Credit segment. These changes within our Retail Business and Credit segment did not impact the presentation of expenses in our consolidated financial statements. In our Credit segment, we previously presented bad debt expense associated with finance charges and fees as part of selling, general and administrative expenses. We reclassified these amounts and now present them as a reduction of credit card revenue.
Retail Business
Summary
The following table summarizes the results of our Retail Business for the quarter and six months ended August 3, 2013, compared with the quarter and six months ended July 28, 2012:

	Quarter Ended
	August 3, 2013		July 28, 2012
	Amount	% of net sales	Amount	% of net sales
Net sales	$3,104	100.0%	$2,918	100.0%
Cost of sales and related buying and occupancy costs	(2,002)	(64.5%)	(1,878)	(64.4%)
Gross profit	1,102	35.5%	1,040	35.6%
Selling, general and administrative expenses	(807)	(26.0%)	(778)	(26.6%)
Earnings before interest and income taxes	$295	9.5%	$262	9.0%

	Six Months Ended
	August 3, 2013		July 28, 2012
	Amount	% of net sales	Amount	% of net sales
Net sales	5,761	100.0%	$5,453	100.0%
Cost of sales and related buying and occupancy costs	(3,674)	(63.8%)	(3,461)	(63.5%)
Gross profit	2,087	36.2%	1,992	36.5%
Selling, general and administrative expenses	(1,561)	(27.1%)	(1,497)	(27.5%)
Earnings before interest and income taxes	526	9.1%	$495	9.1%

16 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Retail Business Net Sales

	Quarter Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales by channel:
Nordstrom full-line stores	$2,098	$2,114	$3,815	$3,830
Direct	425	309	726	551
Nordstrom	2,523	2,423	4,541	4,381
Nordstrom Rack	645	577	1,261	1,134
HauteLook and Jeffrey	77	63	156	124
Total Retail segment	3,245	3,063	5,958	5,639
Corporate/Other	(141)	(145)	(197)	(186)
Total net sales	$3,104	$2,918	$5,761	$5,453

Net sales increase	6.4%	7.4%	5.6%	10.3%

Same-store sales increase (decrease) by channel:[1]
Nordstrom full-line stores	(0.7%)	1.1%	(0.4%)	3.1%
Direct	37.2%	39.7%	31.7%	41.6%
Nordstrom	4.2%	4.9%	3.7%	6.8%
Nordstrom Rack	2.4%	7.7%	1.6%	7.3%
HauteLook[2]	23.1%	—	28.6%	—%
Total	4.4%	4.5%	3.6%	6.3%

Sales per square foot	$121	$117	$226	$219
4-wall sales per square foot[3]	$108	$108	$200	$200
1 Same-store sales include sales from stores that have been open at least one full year at the beginning of the year. Fiscal year 2012 includes an extra week (the 53rd week) as a result of our 4-5-4 retail reporting calendar. We report same-store sales by comparing the fiscal 2013 period against the same fiscal period in 2012. The 53rd week is not included in same-store sales calculations.
2Beginning in 2013, HauteLook is included in our same-store sales calculation.
34-wall sales per square foot is calculated as net sales for Nordstrom full-line, Nordstrom Rack, and Jeffrey stores divided by their weighted-average square footage. Weighted-average square footage includes a percentage of period-end square footage for new stores equal to the percentage of the period during which they were open.
Total company net sales increased 6.4% for the quarter and 5.6% for the six months ended August 3, 2013, compared with the same periods in 2012. Overall same-store sales increased 4.4% for the quarter and 3.6% for the six months ended August 3, 2013. Total company net sales and same-store sales for the second quarter were favorably impacted by the Anniversary Sale, which took place in the second quarter in 2013, but occurred during both the second and third quarters in the prior year. Same-store sales increased approximately 250 basis points in the second quarter as a result of the Anniversary Sale shift.
Nordstrom net sales for the second quarter of 2013 were $2,523, an increase of 4.1% compared with the same period in 2012, while net sales were $4,541 for the six months ended August 3, 2013, an increase of 3.7% compared with the same period in 2012. Nordstrom same-store sales increased 4.2% for the second quarter and 3.7% for the six months ended August 3, 2013 compared with the same periods in 2012. Both the number of items sold and the average selling price increased on a same-store basis for the quarter and six months ended August 3, 2013. Category highlights for the quarter ended August 3, 2013 included Men's Shoes, Men's Apparel and Kids' Apparel, while category highlights for the six months ended August 3, 2013 included Men's Shoes, Men's Apparel and Cosmetics.
Full-line same-store sales decreased 0.7% for the quarter and 0.4% for the six months ended August 3, 2013, compared with the same periods in 2012. The top-performing geographic regions for full-line stores for both the quarter and six months ended August 3, 2013 were the Southeast and the Southwest. The Direct channel continued to generate strong sales growth with an increase of 37.2% in the second quarter of 2013 and 31.7% for the six months ended August 3, 2013. These increases continue to significantly outpace our overall performance and are reflective of how customers are responding to our ongoing e-commerce initiatives.

17 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Nordstrom Rack net sales increased $69, or 12% for the quarter and $127, or 11% for the six months ended August 3, 2013, compared with the same periods in 2012. We opened eight Nordstrom Rack stores during the first six months of 2013.
Nordstrom Rack same-store sales increased 2.4% for the quarter and 1.6% for the six months ended August 3, 2013. Both the number of items sold and the average selling price increased on a same-store basis for the quarter and six months ended August 3, 2013.
Retail Business Gross Profit

	Quarter Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Gross profit[1]	$1,102	$1,040	$2,087	$1,992
Gross profit rate	35.5%	35.6%	36.2%	36.5%

			August 3, 2013	July 28, 2012
Ending inventory per square foot			$57.26	$55.83
Inventory turnover rate[2]			5.20	5.28
1Retail cost of sales includes the estimated cost of Nordstrom Notes and complimentary alterations credits that are expected to be issued and redeemed under our Fashion Rewards program. We provide these benefits to our cardholders, as participation in the Fashion Rewards program enhances customer loyalty and drives incremental sales.
2Inventory turnover rate is calculated as the trailing 12-months cost of sales and related buying and occupancy costs (for all channels) divided by the trailing 4-quarter average inventory.
Our retail gross profit rate decreased 13 basis points for the quarter and 30 basis points for the six months ended August 3, 2013, compared with the same periods in 2012. These decreases were primarily due to the growth in the Fashion Rewards customer loyalty program. Retail gross profit increased $62 for the quarter and $95 for the six months ended August 3, 2013, compared with the same periods in 2012, due primarily to increased sales, partially offset by an increase in occupancy costs related to investments in new stores.
For the first two quarters of 2013, our regular-priced selling at Nordstrom was consistent with last year and our inventory turnover rate decreased to 5.20 times for the trailing 12-months ended August 3, 2013, from 5.28 times for the same period in the prior year. The decrease in inventory turnover rate is primarily due to our increased investment in pack and hold inventory at Nordstrom Rack, which helps us take advantage of strategic buying opportunities to secure top brands and to fuel our Rack new store growth. On a per square foot basis, we ended the quarter with a 3.9% increase in sales on a 2.6% increase in ending inventory primarily due to the impact of the Anniversary Sale event shift.
Retail Business Selling, General and Administrative Expenses

	Quarter Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Selling, general and administrative expenses	$807	$778	$1,561	$1,497
Selling, general and administrative expense rate	26.0%	26.6%	27.1%	27.5%
Our Retail selling, general and administrative expenses ("Retail SG&A") rate decreased 66 basis points for the quarter and 37 basis points for the six months ended August 3, 2013, compared with the same periods in 2012. The improvements primarily were due to leverage on increased sales, including the impact of the Anniversary Sale event shift and a reduction in variable expenses correlated with our performance. This was partially offset by investments related to technology, our planned entry into Canada and accelerated Rack store expansion, along with higher fulfillment expenses supporting online growth. Our Retail SG&A increased $29, or 3.8%, for the quarter and $64, or 4.2% for the six months ended August 3, 2013, compared with the same periods in 2012. The increases were primarily due to higher sales volume and the incremental costs related to investments in technology, partially offset by the reduction of variable expenses correlated to our performance.

18 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Segment
Summary
The table below provides a detailed view of the operational results of our Credit segment, consistent with the segment disclosure provided in Note 9: Segment Reporting in the Notes to Condensed Consolidated Financial Statements. In order to better reflect the economic contribution of our credit and debit card program, intercompany merchant fees are also included in the table below, which represents the estimated costs that would be incurred if our cardholders used third party cards.
Interest expense is assigned to the Credit segment in proportion to the amount of estimated debt and equity needed to fund our credit card receivables. Based on our research, debt as a percentage of credit card receivables for other credit card companies ranges from 70% to 90%. As such, we believe a mix of 80% debt and 20% equity is an appropriate estimate.

	Quarter Ended		Quarter Ended
	August 3, 2013		July 28, 2012
	Amount	Annualized % of average credit card receivables	Amount	Annualized % of average credit card receivables
Credit card revenues	$92	17.6%	$88	17.1%
Occupancy, selling, general and administrative expenses	(52)	(9.9%)	(60)	(11.7%)
Credit segment earnings before interest and income taxes, as presented in segment disclosure	40	7.7%	28	5.5%
Interest expense	(6)	(1.2%)	(7)	(1.2%)
Intercompany merchant fees	28	5.5%	26	5.0%
Credit segment contribution, before income taxes	$62	12.0%	$47	9.2%

Credit and debit card volume:
Outside	$1,077		$1,066
Inside	1,426		1,283
Total volume	$2,503		$2,349

Average credit card receivables	$2,074		$2,039

19 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

	Six Months Ended		Six Months Ended
	August 3, 2013		July 28, 2012
	Amount	Annualized % of average credit card receivables	Amount	Annualized % of average credit card receivables
Credit card revenues	$184	18.0%	$178	17.6%
Occupancy, selling, general and administrative expenses	(100)	(9.8%)	(103)	(10.1%)
Credit segment earnings before interest and income taxes, as presented in segment disclosure	84	8.2%	75	7.5%
Interest expense	(12)	(1.2%)	(13)	(1.2%)
Intercompany merchant fees	48	4.7%	43	4.3%
Credit segment contribution, before income taxes	$120	11.8%	$105	10.5%

Credit and debit card volume:
Outside	$2,124		$2,081
Inside	2,444		2,175
Total volume	$4,568		$4,256

Average credit card receivables	$2,044		$2,012
Credit Card Revenues

	Quarter Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Finance charge revenue	$59	$58	$120	$118
Interchange – third party	22	19	43	39
Late fees and other revenue	11	11	21	21
Total credit card revenues	$92	$88	$184	$178
Credit card revenues include finance charges, interchange fees, late fees and other revenue. Finance charges represent interest earned on unpaid balances while interchange fees are earned from the use of Nordstrom VISA credit cards at merchants outside of Nordstrom. Late fees are assessed when a credit card account becomes past due. We consider an account delinquent if the minimum payment is not received by the payment due date.
Credit card revenues increased $4 for the quarter and $6 for the six months ended August 3, 2013, compared with the same periods in the prior year, due to a 6.6% increase in total quarterly volume and a 7.3% increase in volume for the six month period that was partially offset by continued improvements in customer payment rates.

20 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Segment Occupancy, Selling, General and Administrative Expenses
Occupancy, selling, general and administrative expenses for our Credit segment ("Credit expenses") are summarized in the following table:

	Quarter Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Occupancy expenses	$2	$1	$3	$2
Operational and marketing expenses	34	37	$67	$70
Bad debt provision	16	22	30	31
Total Credit occupancy, selling, general and administrative expenses	$52	$60	$100	$103
Total Credit expenses decreased $8 for the quarter and $3 for the six months ended August 3, 2013, compared with the same periods in the prior year. The decrease for the quarter and six months was primarily due to lower bad debt expense during 2013 as a result of continued improvement in our portfolio delinquencies and write-off results. We decreased our allowance for credit losses by $10 in the first quarter of 2012.

Allowance for Credit Losses and Credit Trends
The following table summarizes activity in the allowance for credit losses:

	Quarter Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Allowance at beginning of period	$85	$105	$85	$115
Bad debt provision	16	22	30	31
Write-offs	(21)	(28)	(42)	(54)
Recoveries	5	6	12	13
Allowance at end of period	$85	$105	$85	$105

Annualized net write-offs as a percentage of average credit card receivables	3.1%	4.1%	2.9%	4.1%
Annualized net write-offs (including finance charges and fees) as a percentage of average credit card receivables	3.7%	4.8%	3.5%	4.8%

			August 3, 2013	July 28, 2012
30 days or more delinquent as a percentage of ending credit card receivables			1.5%	1.9%
Allowance as a percentage of ending credit card receivables			3.6%	4.6%
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

21 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Total Company Results
Interest Expense, Net
Interest expense, net was $37 for the quarter and $76 for the six months ended August 3, 2013, compared with $40 for the quarter and $80 for the six months ended July 28, 2012. The decrease was due primarily to higher capitalized interest related to investments in our capital growth initiatives.
Income Tax Expense

	Quarter Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Income tax expense	$114	$94	$205	$185
Effective tax rate	38.2%	37.6%	38.3%	37.8%
The effective tax rate for the second quarter and the six months ended August 3, 2013, increased compared with the same periods in 2012 as a result of changes in our reserves for state taxes.

Fiscal 2013 Outlook
Our updated expectations for fiscal 2013, which are shown in comparison to the reclassified 53-week fiscal 2012 where applicable, are as follows:

Total sales	3 to 4 percent increase
Same-store sales[1]	2 to 3 percent increase
Credit card revenues[2]	$0 to $5 increase
Gross profit rate[3]	30 to 40 basis point decrease
Selling, general and administrative expenses (% of net sales)[2]	0 to 10 basis point increase
Interest expense, net	$5 to $10 decrease
Effective tax rate	38.6%
Earnings per diluted share[4]	$3.60 to $3.70
Diluted shares outstanding[4]	Approximately 200
1Beginning in 2013, same-store sales include HauteLook. Same-store sales for 2013 are compared with the first 52 weeks of 2012.
2Impacted by financial statement reclassifications as described in Note 9: Segment Reporting in the Notes to Condensed Consolidated Financial Statements.
3Includes both our Retail gross profit and our Credit segment occupancy costs, as a percentage of net sales.
4This outlook does not include the impact of any future share repurchases.

22 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Return on Invested Capital ("ROIC") (Non-GAAP financial measure)
We believe ROIC is a useful financial measure for investors in evaluating the efficiency and effectiveness of our use of capital and believe ROIC is an important component of shareholders' return over the long term. In addition, we incorporate ROIC in our executive incentive measures. For the 12 fiscal months ended August 3, 2013, ROIC increased to 14.4% compared with 12.7% for the 12 fiscal months ended July 28, 2012, primarily due to an increase in our earnings before interest and income tax expense.
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

	12 Fiscal Months Ended
	August 3, 2013	July 28, 2012
Net earnings	$760	$668
Add: income tax expense	469	410
Add: interest expense	158	150
Earnings before interest and income tax expense	1,387	1,228

Add: rent expense	116	90
Less: estimated depreciation on capitalized operating leases[1]	(62)	(48)
Net operating profit	1,441	1,270

Estimated income tax expense[2]	(550)	(483)
Net operating profit after tax	$891	$787

Average total assets[3]	$8,216	$8,234
Less: average non-interest-bearing current liabilities[4]	(2,355)	(2,172)
Less: average deferred property incentives[3]	(488)	(504)
Add: average estimated asset base of capitalized operating leases[5]	831	628
Average invested capital	$6,204	$6,186

Return on assets	9.2%	8.1%
ROIC	14.4%	12.7%
1Capitalized operating leases is our best estimate of the asset base we would record for our leases that are classified as operating if they had met the criteria for a capital lease, or we had purchased the property. Asset base is calculated as described in footnote 5 below.
2Based upon our effective tax rate multiplied by the net operating profit for the 12 fiscal months ended August 3, 2013 and July 28, 2012.
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
Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, interest rate risks, dividend payouts, potential share repurchases and other future investments. We believe that as of August 3, 2013, our existing cash and cash equivalents on-hand of $1,128, available credit facilities of $800 and potential future operating cash flows and borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives.
For the six months ended August 3, 2013, cash and cash equivalents decreased by $157 to $1,128, primarily due to payments for capital expenditures of $427 and repurchases of common stock of $219, partially offset by cash provided by operations of $547.
Operating Activities
Net cash provided by operating activities increased $175 for the six months ended August 3, 2013, compared with the same period in 2012, due primarily to a shift in the Anniversary Sale event, which historically is the Company's largest sale event of the year. In 2013, the Anniversary Sale took place in the second quarter, while in fiscal 2012 it occurred during both the second and third quarters. This shift in timing led to increased sales and net earnings for the six months ended August 3, 2013 compared with the same period in 2012.
Investing Activities
Net cash used in investing activities was $504 for the six months ended August 3, 2013, compared with net cash used of $98 for the same period in 2012. The change is primarily due to the net receipt of $200 in accumulated restricted cash used to pay debt maturing in the first quarter of 2012, as well as increased capital expenditures for the six months ended August 3, 2013. The increase in capital expenditures relates to payments in the second quarter of 2013 for our Manhattan store and a new fulfillment center, and increased spending in line with our overall capital growth initiatives.
Financing Activities
Net cash used in financing activities was $200 for the six months ended August 3, 2013, compared with $893 for the same period in 2012. During the six months ended August 3, 2013, we made payments of $219 for repurchases of common stock, compared with $418 for the same period in 2012. Additionally, we retired our $500 securitized Series 2007-2 Class A & B Notes upon maturity in April 2012 using accumulated restricted cash described in Investing Activities above.

24 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Free Cash Flow (Non-GAAP financial measure)
Free Cash Flow is one of our key liquidity measures, and in conjunction with GAAP measures, provides investors with a meaningful analysis of our ability to generate cash from our business. For the six months ended August 3, 2013, Free Cash Flow decreased to $(11) compared with $33 for the six months ended July 28, 2012, primarily due to an increase in capital expenditures related to payments in the second quarter of 2013 for our Manhattan store and a new fulfillment center.
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

	Six Months Ended
	August 3, 2013	July 28, 2012
Net cash provided by operating activities	$547	$372
Less: capital expenditures	(427)	(219)
Less: cash dividends paid	(117)	(112)
Less: change in credit card receivables originated at third parties	(70)	(77)
Add: change in cash book overdrafts	56	69
Free Cash Flow	$(11)	$33

Net cash used in investing activities	$(504)	$(98)
Net cash used in financing activities	$(200)	$(893)

25 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Capacity and Commitments
As of August 3, 2013, we had total short-term borrowing capacity available for general corporate purposes of $800. In March 2013, we terminated both our $600 unsecured revolving credit facility that was scheduled to expire in June 2016, and our $200 2007-A Variable Funding Note that was scheduled to expire in January 2014. We replaced these with a new five-year $800 senior unsecured revolving credit facility ("revolver") that expires in March 2018. Under the terms of our new revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The new revolver is available for working capital, capital expenditures and general corporate purposes and backs our commercial paper program. During the six months ended August 3, 2013, we had no issuances under our commercial paper program and no borrowings under our new revolver or the $600 credit facility prior to termination.
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
Debt Covenant
The new revolver requires that we maintain a leverage ratio, defined as Adjusted Debt to Earnings before Interest, Income Taxes, Depreciation, Amortization and Rent ("EBITDAR"), of less than four times (see the following additional discussion of Adjusted Debt to EBITDAR).
As of August 3, 2013, we were in compliance with this covenant. We will continue to monitor this covenant and believe that we will remain in compliance with this covenant during the remainder of fiscal 2013.

26 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our goal is to manage debt levels to maintain our current investment-grade credit rating and operate with an efficient capital structure. In evaluating our debt levels, this measure provides a reflection of our credit worthiness that could impact our credit rating and cost of capital. We also have a debt covenant that requires an adjusted debt to EBITDAR leverage ratio of less than four times. As of August 3, 2013, our Adjusted Debt to EBITDAR was 2.0 compared with 2.2 as of July 28, 2012.
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

	2013[1]	2012[1]
Debt	$3,122	$3,139
Add: estimated capitalized operating lease liability[2]	926	720
Less: fair value hedge adjustment included in long-term debt	(54)	(66)
Adjusted Debt	$3,994	$3,793

Net earnings	$760	$668
Add: income tax expense	469	410
Add: interest expense, net	156	148
Earnings before interest and income taxes	1,385	1,226

Add: depreciation and amortization expenses	442	399
Add: rent expense	116	90
Add: non-cash acquisition-related charges	9	18
EBITDAR	$1,952	$1,733

Debt to Net Earnings	4.1	4.7
Adjusted Debt to EBITDAR	2.0	2.2
1The components of Adjusted Debt are as of August 3, 2013 and July 28, 2012, while the components of EBITDAR are for the 12 months ended August 3, 2013 and July 28, 2012.
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

28 of 31

PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Repurchases
(Dollar and share amounts in millions, except per share amounts)
Following is a summary of our second quarter share repurchases:

	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]
May 2013 (May 5, 2013 to June 1, 2013)	—	$—	—	$1,027
June 2013 (June 2, 2013 to July 6, 2013)	0.6	$59.06	0.6	$991
July 2013 (July 7, 2013 to August 3, 2013)	0.2	$61.59	0.2	$979
Total	0.8	$59.69	0.8
1In February 2012, our Board of Directors authorized a program to repurchase up to $800 of our outstanding common stock, through February 1, 2014. In February 2013, our Board of Directors authorized a new program to repurchase up to $800 of our outstanding common stock, through March 1, 2015, in addition to the remaining amount available for repurchase under our February 2012 authorization. During the six months ended August 3, 2013, we repurchased 3.8 shares of our common stock for an aggregate purchase price of $214 and had $979 in remaining share repurchase capacity. The actual number and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission rules.

Item 6. Exhibits.
Exhibits are incorporated herein by reference or are filed or furnished with this report as set forth in the Index to Exhibits on page 31 hereof.

29 of 31

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	September 3, 2013

30 of 31

NORDSTROM, INC.
Index to Exhibits

Exhibit		Method of Filing
31.1	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

99.1	Amendment 2012-1A to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant's Form 11-K filed on June 21, 2013, Exhibit 99.12

99.2	Amendment 2012-2 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant's Form 11-K filed on June 21, 2013, Exhibit 99.13

101.INS	XBRL Instance Document	Filed herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

31 of 31