Form 10-Q
period 2013-11-02
NORDSTROM INC
filed 2013-12-02
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2013
or
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
YES ☐ NO ☑
Common stock outstanding as of November 27, 2013: 193,357,203 shares

1 of 31

NORDSTROM, INC.

2 of 31

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	$2,791	$2,713	$8,552	$8,166
Credit card revenues	93	92	277	270
Total revenues	2,884	2,805	8,829	8,436
Cost of sales and related buying and occupancy costs	(1,791)	(1,730)	(5,468)	(5,193)
Selling, general and administrative expenses	(840)	(798)	(2,498)	(2,396)
Earnings before interest and income taxes	253	277	863	847
Interest expense, net	(35)	(38)	(111)	(118)
Earnings before income taxes	218	239	752	729
Income tax expense	(81)	(93)	(286)	(278)
Net earnings	$137	$146	$466	$451

Earnings per share:
Basic	$0.70	$0.73	$2.39	$2.21
Diluted	$0.69	$0.71	$2.35	$2.17

Weighted-average shares outstanding:
Basic	194.3	200.9	195.1	204.5
Diluted	197.3	204.7	198.3	208.2
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net earnings	$137	$146	$466	$451
Postretirement plan adjustments, net of tax	2	1	5	4
Comprehensive net earnings	$139	$147	$471	$455
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 31

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	November 2, 2013	February 2, 2013	October 27, 2012
Assets
Current assets:
Cash and cash equivalents	$947	$1,285	$1,158
Accounts receivable, net	2,146	2,129	2,088
Merchandise inventories	1,795	1,360	1,650
Current deferred tax assets, net	243	227	222
Prepaid expenses and other	122	80	115
Total current assets	5,253	5,081	5,233

Land, buildings and equipment (net of accumulated depreciation of $4,347, $4,064 and $4,013)	2,880	2,579	2,551
Goodwill	175	175	175
Other assets	277	254	306
Total assets	$8,585	$8,089	$8,265

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,448	$1,011	$1,347
Accrued salaries, wages and related benefits	358	404	320
Other current liabilities	821	804	751
Current portion of long-term debt	407	7	6
Total current liabilities	3,034	2,226	2,424

Long-term debt, net	2,711	3,124	3,129
Deferred property incentives, net	491	485	488
Other liabilities	361	341	340

Commitments and contingencies

Shareholders' equity:
Common stock, no par value: 1,000 shares authorized; 193.2, 197.0 and 200.7 shares issued and outstanding	1,794	1,645	1,622
Retained earnings	236	315	303
Accumulated other comprehensive loss	(42)	(47)	(41)
Total shareholders' equity	1,988	1,913	1,884
Total liabilities and shareholders' equity	$8,585	$8,089	$8,265
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 31

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at February 2, 2013	197.0	$1,645	$315	$(47)	$1,913
Net earnings	—	—	466	—	466
Postretirement plan adjustments, net of tax	—	—	—	5	5
Dividends ($0.90 per share)	—	—	(176)	—	(176)
Issuance of common stock under stock compensation plans	2.7	102	—	—	102
Stock-based compensation	0.1	47	—	—	47
Repurchase of common stock	(6.6)	—	(369)	—	(369)
Balance at November 2, 2013	193.2	$1,794	$236	$(42)	$1,988

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at January 28, 2012	207.6	$1,484	$517	$(45)	$1,956
Net earnings	—	—	451	—	451
Postretirement plan adjustments, net of tax	—	—	—	4	4
Dividends ($0.81 per share)	—	—	(166)	—	(166)
Issuance of common stock under stock compensation plans	2.9	101	—	—	101
Stock-based compensation	0.1	37	—	—	37
Repurchase of common stock	(9.9)	—	(499)	—	(499)
Balance at October 27, 2012	200.7	$1,622	$303	$(41)	$1,884
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 31

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine Months Ended
	November 2, 2013	October 27, 2012
Operating Activities
Net earnings	$466	$451
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses	332	314
Amortization of deferred property incentives and other, net	(40)	(47)
Deferred income taxes, net	(45)	(31)
Stock-based compensation expense	47	42
Tax benefit from stock-based compensation	17	19
Excess tax benefit from stock-based compensation	(19)	(20)
Provision for bad debt expense	44	38
Change in operating assets and liabilities:
Accounts receivable	(59)	(84)
Merchandise inventories	(385)	(449)
Prepaid expenses and other assets	(42)	(28)
Accounts payable	354	339
Accrued salaries, wages and related benefits	(47)	(71)
Other current liabilities	7	(18)
Deferred property incentives	64	43
Other liabilities	24	9
Net cash provided by operating activities	718	507

Investing Activities
Capital expenditures	(621)	(369)
Change in restricted cash	—	200
Change in credit card receivables originated at third parties	(1)	(10)
Other, net	(9)	(7)
Net cash used in investing activities	(631)	(186)

Financing Activities
Principal payments on long-term borrowings	(5)	(505)
Increase in cash book overdrafts	29	36
Cash dividends paid	(176)	(166)
Payments for repurchase of common stock	(374)	(506)
Proceeds from issuances under stock compensation plans	85	83
Excess tax benefit from stock-based compensation	19	20
Other, net	(3)	(2)
Net cash used in financing activities	(425)	(1,040)

Net decrease in cash and cash equivalents	(338)	(719)
Cash and cash equivalents at beginning of period	1,285	1,877
Cash and cash equivalents at end of period	$947	$1,158

Supplemental Cash Flow Information
Cash paid during the period for:
Interest (net of capitalized interest)	$113	$108
Income taxes paid, net of refunds	$369	$360
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

6 of 31

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 1: BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements include the balances of Nordstrom, Inc. and its subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The interim condensed consolidated financial statements have been prepared on a basis consistent in all material respects with the accounting policies described and applied in our 2012 Annual Report on Form 10-K ("Annual Report"), and reflect all adjustments of a normal recurring nature that are, in management's opinion, necessary for the fair presentation of the results of operations, financial position and cash flows for the periods presented.
The condensed consolidated financial statements as of and for the periods ended November 2, 2013 and October 27, 2012 are unaudited. The condensed consolidated balance sheet as of February 2, 2013 has been derived from the audited consolidated financial statements included in our 2012 Annual Report. The interim condensed consolidated financial statements should be read together with the consolidated financial statements and related footnote disclosures contained in our 2012 Annual Report.
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
Our business, like that of other retailers, is subject to seasonal fluctuations. Due to our Anniversary Sale in July, the holidays in December and the half-yearly sales that normally occur in our second and fourth quarters, our sales are typically higher in the second and fourth quarters of the fiscal year than in the first and third quarters. In 2013, our Anniversary Sale took place in the second quarter, while in 2012 it occurred during both the second and third quarters. This will impact comparisons of performance to the prior year. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.
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

7 of 31

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 2: ACCOUNTS RECEIVABLE
The components of accounts receivable are as follows:

	November 2, 2013	February 2, 2013	October 27, 2012
Credit card receivables:
Nordstrom VISA credit card receivables	$1,317	$1,348	$1,315
Nordstrom private label card receivables	831	794	777
Total credit card receivables	2,148	2,142	2,092
Allowance for credit losses	(85)	(85)	(95)
Credit card receivables, net	2,063	2,057	1,997
Other accounts receivable[1]	83	72	91
Accounts receivable, net	$2,146	$2,129	$2,088
1Other accounts receivable consist primarily of third party credit and debit card receivables.
Activity in the allowance for credit losses is as follows:

	Quarter Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Allowance at beginning of period	$85	$105	$85	$115
Bad debt provision	14	7	44	38
Write-offs	(19)	(22)	(61)	(76)
Recoveries	5	5	17	18
Allowance at end of period	$85	$95	$85	$95
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
Under certain circumstances, we may make modifications to payment terms for a customer experiencing financial difficulties in an effort to help the customer avoid a charge-off or bankruptcy, and to maximize our recovery of the outstanding balance. These modifications, which meet the accounting definition of troubled debt restructurings ("TDRs"), include reduced or waived fees and finance charges, and/or reduced minimum payments. Receivables classified as TDRs are as follows:

	November 2, 2013	February 2, 2013	October 27, 2012
Credit card receivables classified as TDRs	$40	$53	$54
Percent of total credit card receivables classified as TDRs	1.9%	2.5%	2.6%

8 of 31

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

Credit Quality
The primary indicators of the credit quality of our credit card receivables are aging and delinquency, particularly the levels of account balances delinquent 30 days or more as these are the accounts most likely to be written off. The following table illustrates the aging and delinquency status of our credit card receivables:

	November 2, 2013		February 2, 2013		October 27, 2012
	Balance	% of total	Balance	% of total	Balance	% of total
Current	$2,028	94.4%	$2,018	94.2%	$1,960	93.7%
1 – 29 days delinquent	82	3.8%	84	3.9%	89	4.2%
30 days or more delinquent:
30 – 59 days delinquent	15	0.7%	15	0.7%	17	0.9%
60 – 89 days delinquent	10	0.5%	10	0.5%	11	0.5%
90 days or more delinquent	13	0.6%	15	0.7%	15	0.7%
Total 30 days or more delinquent	38	1.8%	40	1.9%	43	2.1%
Total credit card receivables	$2,148	100.0%	$2,142	100.0%	$2,092	100.0%

Receivables not accruing finance charges	$10		$11		$10
Receivables 90 days or more delinquent and still accruing finance charges	$7		$8		$9
We also evaluate credit quality using FICO credit scores. The following table illustrates the distribution of our credit card receivables across FICO score ranges:

	November 2, 2013		February 2, 2013		October 27, 2012
FICO Score Range[1]	Balance	% of total	Balance	% of total	Balance	% of total
801+	$329	15.3%	$310	14.5%	$335	16.0%
660 – 800	1,355	63.1%	1,366	63.8%	1,326	63.4%
001 – 659	368	17.1%	379	17.7%	359	17.1%
Other[2]	96	4.5%	87	4.0%	72	3.5%
Total credit card receivables	$2,148	100.0%	$2,142	100.0%	$2,092	100.0%
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

9 of 31

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 3: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt is as follows:

	November 2, 2013	February 2, 2013	October 27, 2012
Secured
Series 2011-1 Class A Notes, 2.28%, due October 2016	$325	$325	$325
Mortgage payable, 7.68%, due April 2020	43	47	48
Other	9	10	10
	377	382	383
Unsecured
Net of unamortized discount:
Senior notes, 6.75%, due June 2014	400	400	400
Senior notes, 6.25%, due January 2018	648	648	648
Senior notes, 4.75%, due May 2020	499	498	498
Senior notes, 4.00%, due October 2021	499	499	499
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 7.00%, due January 2038	344	344	344
Unamortized fair value hedge	51	60	63
	2,741	2,749	2,752

Total long-term debt	3,118	3,131	3,135
Less: current portion	(407)	(7)	(6)
Total due beyond one year	$2,711	$3,124	$3,129
Credit Facilities
As of November 2, 2013, we had total short-term borrowing capacity available for general corporate purposes of $800. In March 2013, we terminated both our $600 unsecured revolving credit facility that was scheduled to expire in June 2016, and our $200 2007-A Variable Funding Note that was scheduled to expire in January 2014. We replaced these with a new five-year $800 senior unsecured revolving credit facility ("revolver") that expires in March 2018. Under the terms of our new revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The new revolver is available for working capital, capital expenditures and general corporate purposes and backs our commercial paper program. During the nine months ended November 2, 2013, we had no issuances under our commercial paper program and no borrowings under our new revolver or the $600 credit facility prior to termination.
The new revolver requires that we maintain an adjusted debt to Earnings before Interest, Income Taxes, Depreciation, Amortization and Rent ("EBITDAR") leverage ratio of less than four times. As of November 2, 2013, we were in compliance with this covenant.
Subsequent to the quarter ended November 2, 2013, our wholly owned subsidiary in Puerto Rico entered into a $52 unsecured borrowing facility to support our expansion into that market. The facility expires in November 2018.
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
We did not have any financial assets or liabilities that were measured at fair value on a recurring basis as of November 2, 2013, February 2, 2013 or October 27, 2012.
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

	November 2, 2013	February 2, 2013	October 27, 2012
Carrying value of long-term debt[1]	$3,118	$3,131	$3,135
Fair value of long-term debt	3,463	3,665	3,746
1The carrying value of long-term debt includes the remaining unamortized adjustment from our previous effective fair value hedge.
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We recorded no impairment charges for these assets for the nine months ended November 2, 2013 and October 27, 2012. We estimate the fair value of goodwill and long-lived tangible and intangible assets using primarily unobservable inputs, and as such these are considered Level 3 fair value measurements.
NOTE 5: COMMITMENTS AND CONTINGENT LIABILITIES
As of November 2, 2013, we had approximately $100 of fee interest in our Manhattan full-line store subject to lien. We have committed to make future installment payments based on the developer of the property meeting construction and development milestones. Our fee interest in the property is subject to lien until project completion or fulfillment of our existing installment payment commitment.
NOTE 6: SHAREHOLDERS' EQUITY
In February 2012, our Board of Directors authorized a program to repurchase up to $800 of our outstanding common stock, through February 1, 2014. In February 2013, our Board of Directors authorized a new program to repurchase up to $800 of our outstanding common stock, through March 1, 2015, in addition to the remaining amount available for repurchase under our February 2012 authorization. During the nine months ended November 2, 2013, we repurchased 6.6 shares of our common stock for an aggregate purchase price of $369 and had $824 in remaining share repurchase capacity. The actual number and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission rules.

11 of 31

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 7: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Stock options	$10	$8	$36	$29
HauteLook stock compensation	2	2	6	7
Performance share units	—	1	1	3
Employee stock purchase plan	—	—	1	1
Other	1	—	3	2
Total stock-based compensation expense, before income tax benefit	13	11	47	42
Income tax benefit	(5)	(3)	(16)	(14)
Total stock-based compensation expense, net of income tax benefit	$8	$8	$31	$28
During the nine months ended November 2, 2013 and October 27, 2012, we granted 3.7 and 2.9 options with estimated weighted-average grant-date fair values per option of $14 and $15.
NOTE 8: EARNINGS PER SHARE
The computation of earnings per share is as follows:

	Quarter Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net earnings	$137	$146	$466	$451

Basic shares	194.3	200.9	195.1	204.5
Dilutive effect of stock options and other	3.0	3.8	3.2	3.7
Diluted shares	197.3	204.7	198.3	208.2

Earnings per basic share	$0.70	$0.73	$2.39	$2.21
Earnings per diluted share	$0.69	$0.71	$2.35	$2.17

Anti-dilutive stock options and other	4.5	2.4	4.6	4.8
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
We previously recorded all of our Nordstrom Rewards loyalty program expenses in our Credit segment. We now allocate all of our Nordstrom Rewards expenses to the Retail segment, including the face value of Nordstrom Notes, which customers earn based on their level of spending and which can be redeemed for goods or services. Consistent with our previous segment reporting, our Retail segment net sales include sales from the redemption of Nordstrom Notes. In order to present the consolidated financial results in accordance with generally accepted accounting principles, our Corporate/Other column includes the elimination of net sales when customers used Nordstrom Notes and also includes an adjustment to reduce the Nordstrom Notes expense from face value to their estimated cost.
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
The following tables set forth information for our reportable segments:

	Retail	Corporate/Other	Total Retail Business[1]	Credit	Total
Quarter Ended November 2, 2013
Net sales	$2,749	$42	$2,791	$—	$2,791
Credit card revenues	—	—	—	93	93
Earnings (loss) before interest and income taxes	274	(66)	208	45	253
Interest expense, net	—	(29)	(29)	(6)	(35)
Earnings (loss) before income taxes	274	(95)	179	39	218

Quarter Ended October 27, 2012
Net sales	$2,657	$56	$2,713	$—	$2,713
Credit card revenues	—	—	—	92	92
Earnings (loss) before interest and income taxes	257	(31)	226	51	277
Interest expense, net	—	(32)	(32)	(6)	(38)
Earnings (loss) before income taxes	257	(63)	194	45	239

Nine Months Ended November 2, 2013
Net sales	$8,707	$(155)	$8,552	$—	$8,552
Credit card revenues	—	—	—	277	277
Earnings (loss) before interest and income taxes	949	(215)	734	129	863
Interest expense, net	—	(93)	(93)	(18)	(111)
Earnings (loss) before income taxes	949	(308)	641	111	752

Nine Months Ended October 27, 2012
Net sales	$8,296	$(130)	$8,166	$—	$8,166
Credit card revenues	—	—	—	270	270
Earnings (loss) before interest and income taxes	923	(202)	721	126	847
Interest expense, net	—	(99)	(99)	(19)	(118)
Earnings (loss) before income taxes	923	(301)	622	107	729
1Total Retail Business is not a reportable segment, but represents a subtotal of the Retail segment and Corporate/Other, and is consistent with our presentation in Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following table summarizes net sales within our reportable segments:

	Quarter Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Nordstrom full-line stores	$1,657	$1,730	$5,472	$5,560
Direct	305	248	1,031	799
Nordstrom	1,962	1,978	6,503	6,359
Nordstrom Rack	709	613	1,970	1,747
HauteLook and Jeffrey	78	66	234	190
Total Retail segment	2,749	2,657	8,707	8,296
Corporate/Other	42	56	(155)	(130)
Total net sales	$2,791	$2,713	$8,552	$8,166

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

•
our compliance with applicable banking-related laws and regulations impacting our ability to extend credit to our customers, employment laws and regulations, certain international laws and regulations, other laws and regulations applicable to us, including the outcome of claims and litigation and resolution of tax matters, and ethical standards,

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

14 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

OVERVIEW
We continually aspire to improve the customer experience, both in stores and online, and across our regular-price and off-price channels. Over the years, our ability to deliver a compelling service experience has been the biggest driver of our results and ability to create shareholder value. We have focused on improving our multi-channel capabilities, and while each channel represents a meaningful growth opportunity individually, the synergies they create contribute significantly to our ability to attract, retain, and serve customers into the future.
Our performance in the third quarter was consistent with the first half of the year. While our overall sales performance was below our initial expectations, we were encouraged with the momentum in our Direct and Rack businesses. Our continued disciplined execution around inventory and expenses has helped mitigate the sales softness in our full-line stores. Third quarter results were also impacted by a timing shift of our Anniversary Sale, historically our largest sale event of the year, which took place in the second quarter this year, but occurred in both the second and third quarters last year. Combined second and third quarter same-store sales, which eliminates the impact of the Anniversary Sale event shift, yields an increase of 2.4% compared with the same period last year. The estimated impact of the event shift increased earnings per diluted share in the second quarter and reduced earnings per diluted share in the third quarter by approximately $0.06.
Women's apparel continued its momentum, performing above the Nordstrom average for both the quarter and year-to-date. We successfully executed our strategic changes in Women’s apparel through increased focus on key brands, an improved shopping environment and product innovation. We are appealing to new customers with our repositioned Savvy department and with the expansion of Topshop merchandise, now in 41 stores and online, with more planned for next year.
During the third quarter, we relocated our Glendale, California store and incorporated new design concepts that reflect our customers’ desire for stores that are easier to shop. We emphasized selling floor flexibility to enable us to quickly adjust and evolve departments over time. We used this approach in our 2013 remodels and plan to incorporate additional new designs in our future renovations and store openings.
Our Direct sales grew 29% year-to-date and is our fastest-growing business. With two consecutive years of at least 30% sales growth, we are on track for a similar increase this year. We continue to make investments to expand our online merchandise selection and personalize the customer experience, and are finalizing plans to add a third fulfillment center on the east coast in 2015 to better meet customers’ expectations of fast and reliable delivery.
Rack net sales increased 16% during the quarter compared with the same period last year, reflecting 20 stores opened since the third quarter of 2012. During the first nine months of 2013, we opened 18 Nordstrom Rack stores and relocated one Nordstrom Rack store. Some of these store openings represented new markets for us, including two in new states. We also expanded the services we offer by enabling our mobile point-of-sale devices in the Rack to locate and send merchandise to customers from any of our Rack stores. In addition, our Rack stores can now accept HauteLook merchandise returns, adding convenience for our customers while driving incremental traffic to our Racks and further integrating the customer experience across channels.
Our HauteLook business grew over 25% year-to-date. HauteLook has nearly 15 million members, which has more than tripled since our acquisition in 2011. We recently opened a 900,000 square foot fulfillment center in California that will support significant growth across all of our channels. In addition, we added to HauteLook a persistent selection of Nordstrom Rack merchandise to complement the existing flash sale offering. We are encouraged by both the growth and integration taking place in this part of our business.
Our credit business plays an important role in reaching new customers and strengthening existing customer relationships through our Nordstrom Rewards loyalty program. We now have 3.7 million active members, a 15% increase over last year. Our overall credit card portfolio remains healthy, with delinquency and write-off trends around a five-year low.
Our long-term strategy to improve the customer experience is creating multiple growth opportunities. We continue to make investments in our stores, online and in new markets such as Canada and Manhattan. While we are making improvements within each individual channel, we recognize that our customers view us simply as Nordstrom. Our customers who shop with us in multiple channels spend three to four times more than other customers. To create a seamless customer experience, we continue to leverage technology, Nordstrom Rewards, inventory access, supply chain, marketing, and merchandise returns across the company.

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
We now allocate Nordstrom Rewards loyalty program expenses to our Retail Business. We previously recorded all Nordstrom Rewards expenses in our Credit segment. In addition, certain technology expenses we previously included in our Retail Business are now allocated to our Credit segment. These changes within our Retail Business and Credit segment did not impact the presentation of expenses in our consolidated financial statements. In our Credit segment, we previously presented bad debt expense associated with finance charges and fees as part of selling, general and administrative expenses. We reclassified these amounts and now present them as a reduction of credit card revenue.
Retail Business
Summary
The following table summarizes the results of our Retail Business for the quarter and nine months ended November 2, 2013, compared with the quarter and nine months ended October 27, 2012:

	Quarter Ended
	November 2, 2013		October 27, 2012
	Amount	% of net sales[1]	Amount	% of net sales[1]
Net sales	$2,791	100.0%	$2,713	100.0%
Cost of sales and related buying and occupancy costs	(1,790)	(64.1%)	(1,729)	(63.7%)
Gross profit	1,001	35.9%	984	36.3%
Selling, general and administrative expenses	(793)	(28.4%)	(758)	(27.9%)
Earnings before interest and income taxes	$208	7.5%	$226	8.3%

	Nine Months Ended
	November 2, 2013		October 27, 2012
	Amount	% of net sales[1]	Amount	% of net sales[1]
Net sales	$8,552	100.0%	$8,166	100.0%
Cost of sales and related buying and occupancy costs	(5,464)	(63.9%)	(5,190)	(63.6%)
Gross profit	3,088	36.1%	2,976	36.4%
Selling, general and administrative expenses	(2,354)	(27.5%)	(2,255)	(27.6%)
Earnings before interest and income taxes	$734	8.6%	$721	8.8%
1Subtotals and totals may not foot due to rounding.

16 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Retail Business Net Sales

	Quarter Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales by channel:
Nordstrom full-line stores	$1,657	$1,730	$5,472	$5,560
Direct	305	248	1,031	799
Nordstrom	1,962	1,978	6,503	6,359
Nordstrom Rack	709	613	1,970	1,747
HauteLook and Jeffrey	78	66	234	190
Total Retail segment	2,749	2,657	8,707	8,296
Corporate/Other	42	56	(155)	(130)
Total net sales	$2,791	$2,713	$8,552	$8,166

Net sales increase	2.9%	13.8%	4.7%	11.4%

Same-store sales increase (decrease) by channel:[1]
Nordstrom full-line stores	(4.2%)	8.1%	(1.5%)	4.6%
Direct	23.2%	38.3%	29.0%	40.6%
Nordstrom	(0.7%)	11.2%	2.3%	8.1%
Nordstrom Rack	3.7%	8.1%	2.3%	7.5%
HauteLook[2]	22.3%	—	26.4%	—
Total	0.1%	10.7%	2.5%	7.7%

Sales per square foot	$109	$109	$335	$328
4-wall sales per square foot[3]	$92	$94	$292	$294
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
Total company net sales increased 2.9% for the quarter and 4.7% for the nine months ended November 2, 2013, compared with the same periods in 2012. Overall same-store sales increased 0.1% for the quarter and 2.5% for the nine months ended November 2, 2013. Total company net sales and same-store sales for the third quarter were unfavorably impacted by the Anniversary Sale event shift, which took place in the second quarter in 2013, but occurred during the second and third quarter in the prior year. Combined second and third quarter same-store sales, which eliminates the impact of the Anniversary Sale event shift, increased 2.4% compared with the same period in 2012.
Nordstrom net sales for the third quarter of 2013 were $1,962, a decrease of 0.8% compared with the same period in 2012, while net sales were $6,503 for the nine months ended November 2, 2013, an increase of 2.3% compared with the same period in 2012. Nordstrom same-store sales decreased 0.7% for the third quarter and increased 2.3% for the nine months ended November 2, 2013 compared with the same periods in 2012. The average selling price increased on a same-store basis for the quarter and nine months ended November 2, 2013. On a same-store basis, the number of items sold decreased for the quarter ended November 2, 2013 and increased for the nine months ended November 2, 2013. Category highlights for the quarter ended November 2, 2013 included Cosmetics, Women's Apparel, and Women's Shoes, and category highlights for the nine months ended November 2, 2013 included Cosmetics, Men's Shoes, and Men's Apparel.

17 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Full-line same-store sales decreased 4.2% for the quarter and 1.5% for the nine months ended November 2, 2013, compared with the same periods in 2012. The top-performing geographic regions for full-line stores for the quarter ended November 2, 2013 were the Southwest and Southern California, while the top-performing geographic regions for full-line stores for the nine months ended November 2, 2013 were the Southwest and the Southeast. The Direct channel continued to generate strong sales growth with an increase of 23.2% in the third quarter of 2013 and 29.0% for the nine months ended November 2, 2013. These increases continue to outpace our overall performance and are reflective of how customers are responding to our ongoing e-commerce initiatives.
Nordstrom Rack net sales increased $95, or 16% for the quarter and $223, or 13% for the nine months ended November 2, 2013, compared with the same periods in 2012. We opened 18 Nordstrom Rack stores during the first nine months of 2013. Nordstrom Rack same-store sales increased 3.7% for the quarter and 2.3% for the nine months ended November 2, 2013. Both the number of items sold and the average selling price increased on a same-store basis for the quarter and nine months ended November 2, 2013.
Retail Business Gross Profit

	Quarter Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Gross profit[1]	$1,001	$984	$3,088	$2,976
Gross profit rate	35.9%	36.3%	36.1%	36.4%

			November 2, 2013	October 27, 2012
Ending inventory per square foot			$69.28	$65.42
Inventory turnover rate[2]			4.97	5.07
1Retail cost of sales includes the estimated cost of Nordstrom Notes and complimentary alterations credits that are expected to be issued and redeemed under our Nordstrom Rewards program. We provide these benefits to our cardholders, as participation in the Nordstrom Rewards program enhances customer loyalty and drives incremental sales.
2Inventory turnover rate is calculated as the trailing 12-months cost of sales and related buying and occupancy costs (for all channels) divided by the trailing 4-quarter average inventory.
Our Retail gross profit rate decreased 40 basis points for the quarter and 33 basis points for the nine months ended November 2, 2013, compared with the same periods in 2012. These decreases were primarily due to higher occupancy costs related to our accelerated Rack store expansion. In addition, for the nine months ended November 2, 2013, the decrease in the Retail gross profit rate when compared with the same period in 2012 was attributable to the growth in the Nordstrom Rewards customer loyalty program. Retail gross profit increased $17 for the quarter and $112 for the nine months ended November 2, 2013, compared with the same periods in 2012, due primarily to increased sales and improvements in markdown rates, partially offset by an increase in occupancy costs related to investments in new stores.
For the first three quarters of 2013, our regular-priced selling at Nordstrom was consistent with last year and our inventory turnover rate decreased to 4.97 times for the trailing 12-months ended November 2, 2013, from 5.07 times for the same period in the prior year. The decrease in our inventory turnover rate was primarily due to our increased investment in pack and hold inventory at Nordstrom Rack, which helps us take advantage of strategic buying opportunities to secure top brands and to fuel our Rack new store growth. On a per square foot basis, we ended the quarter with a 0.3% increase in sales on a 5.9% increase in ending inventory primarily due to the impact of the Anniversary Sale event shift and investments in pack-and-hold inventory.

18 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Retail Business Selling, General and Administrative Expenses

	Quarter Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Selling, general and administrative expenses	$793	$758	$2,354	$2,255
Selling, general and administrative expense rate	28.4%	27.9%	27.5%	27.6%
Our Retail selling, general and administrative expenses ("Retail SG&A") rate increased 46 basis points for the quarter ended November 2, 2013, compared with the same period in 2012, mostly due to expense deleverage from the impact of the Anniversary Sale event shift and our planned growth-related investments in technology, fulfillment and the Rack and Canada expansion. Our Retail SG&A rate decreased 10 basis points for the nine months ended November 2, 2013, compared with the same period in 2012, primarily due to a reduction in variable expenses correlated with our performance. Our Retail SG&A increased $35, or 4.6%, for the quarter and $99, or 4.3% for the nine months ended November 2, 2013, compared with the same periods in 2012. The increases were primarily due to higher sales volume and the incremental costs related to our planned growth-related investments.
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

	Quarter Ended		Quarter Ended
	November 2, 2013		October 27, 2012
	Amount	Annualized % of average credit card receivables[1]	Amount	Annualized % of average credit card receivables[1]
Credit card revenues	$93	17.6%	$92	17.7%
Credit expenses	(48)	(9.1%)	(41)	(8.0%)
Credit segment earnings before interest and income taxes, as presented in segment disclosure	45	8.5%	51	9.7%
Interest expense	(6)	(1.1%)	(6)	(1.2%)
Intercompany merchant fees	20	3.9%	18	3.5%
Credit segment contribution, before income taxes	$59	11.2%	$63	12.0%

Credit and debit card volume:
Outside	$1,052		$1,055
Inside	1,033		936
Total volume	$2,085		$1,991

Average credit card receivables	$2,113		$2,096
1Subtotals and totals may not foot due to rounding.

19 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

	Nine Months Ended		Nine Months Ended
	November 2, 2013		October 27, 2012
	Amount	Annualized % of average credit card receivables[1]	Amount	Annualized % of average credit card receivables[1]
Credit card revenues	$277	17.9%	$270	17.6%
Credit expenses	(148)	(9.6%)	(144)	(9.4%)
Credit segment earnings before interest and income taxes, as presented in segment disclosure	129	8.3%	126	8.2%
Interest expense	(18)	(1.2%)	(19)	(1.2%)
Intercompany merchant fees	68	4.4%	61	4.0%
Credit segment contribution, before income taxes	$179	11.6%	$168	11.0%

Credit and debit card volume:
Outside	$3,176		$3,136
Inside	3,476		3,111
Total volume	$6,652		$6,247

Average credit card receivables	$2,066		$2,039
1Subtotals and totals may not foot due to rounding.
Credit Card Revenues

	Quarter Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Finance charge revenue	$61	$61	$181	$179
Interchange – third party	21	20	64	59
Late fees and other revenue	11	11	32	32
Total credit card revenues	$93	$92	$277	$270
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
Credit card revenues increased $1 for the quarter and $7 for the nine months ended November 2, 2013, compared with the same periods in the prior year, due to a 4.7% increase in total quarterly volume and a 6.5% increase in total volume for the nine month period that was partially offset by continued improvements in customer payment rates.

20 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Expenses
Credit expenses are summarized in the following table:

	Quarter Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Occupancy expenses	$1	$1	$4	$3
Operational and marketing expenses	33	33	100	103
Bad debt provision	14	7	44	38
Total Credit expenses	$48	$41	$148	$144
Total Credit expenses increased $7 for the quarter and $4 for the nine months ended November 2, 2013, compared with the same periods in the prior year. The increases were primarily due to decreases to our allowance for credit losses by $10 in both the first and third quarters of 2012, partially offset by continued improvement in our portfolio delinquencies and write-off results.

Allowance for Credit Losses and Credit Trends
The following table summarizes activity in the allowance for credit losses:

	Quarter Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Allowance at beginning of period	$85	$105	$85	$115
Bad debt provision	14	7	44	38
Write-offs	(19)	(22)	(61)	(76)
Recoveries	5	5	17	18
Allowance at end of period	$85	$95	$85	$95

Annualized net write-offs as a percentage of average credit card receivables	2.6%	3.3%	2.8%	3.8%
Annualized net write-offs (including finance charges and fees) as a percentage of average credit card receivables	3.1%	3.9%	3.4%	4.5%

			November 2, 2013	October 27, 2012
30 days or more delinquent as a percentage of ending credit card receivables			1.8%	2.1%
Allowance as a percentage of ending credit card receivables			4.0%	4.5%
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

21 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Total Company Results
Interest Expense, Net
Interest expense, net was $35 for the quarter and $111 for the nine months ended November 2, 2013, compared with $38 for the quarter and $118 for the nine months ended October 27, 2012. We capitalized more interest expense due to increased store expansion, including Manhattan, and other capital investments, resulting in lower interest expense for the quarter and nine months ended November 2, 2013.
Income Tax Expense

	Quarter Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Income tax expense	$81	$93	$286	$278
Effective tax rate	37.2%	38.7%	38.0%	38.1%
The effective tax rate for the quarter and the nine months ended November 2, 2013 decreased compared with the same periods in 2012 primarily due to an increase in the benefit from state tax credits, partially offset by changes in our reserves for state taxes.

Fiscal 2013 Outlook
Our updated expectations for fiscal 2013, which are shown in comparison to the reclassified 53-week fiscal 2012 where applicable, are as follows:

Total sales	Approximately 3.5 percent increase
Same-store sales[1]	Approximately 2.5 percent increase
Credit card revenues[2]	$0 to $5 increase
Gross profit rate[3]	35 to 40 basis point decrease
Selling, general and administrative expenses (% of net sales)[2]	0 to 10 basis point increase
Interest expense, net	$10 decrease
Effective tax rate	38.3%
Earnings per diluted share[4]	$3.65 to $3.70
Diluted shares outstanding[4]	Approximately 198 million
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

22 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Return on Invested Capital ("ROIC") (Non-GAAP financial measure)
We believe ROIC is a useful financial measure for investors in evaluating the efficiency and effectiveness of our use of capital and believe ROIC is an important component of shareholders' return over the long term. In addition, we incorporate ROIC in our executive incentive measures. For the 12 fiscal months ended November 2, 2013, ROIC increased to 14.0% compared with 12.9% for the 12 fiscal months ended October 27, 2012, primarily due to an increase in our earnings before interest and income tax expense.
ROIC is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should be considered in addition to, and not as a substitute for, return on assets, net earnings, total assets or other financial measures prepared in accordance with GAAP. Our method of determining non-GAAP financial measures may differ from other companies' methods and therefore may not be comparable to those used by other companies. The financial measure calculated under GAAP which is most directly comparable to ROIC is return on assets. The following is a reconciliation of the components of ROIC and return on assets:

	12 Fiscal Months Ended
	November 2, 2013	October 27, 2012
Net earnings	$751	$687
Add: income tax expense	458	421
Add: interest expense	154	157
Earnings before interest and income tax expense	1,363	1,265

Add: rent expense	122	97
Less: estimated depreciation on capitalized operating leases[1]	(65)	(52)
Net operating profit	1,420	1,310

Estimated income tax expense[2]	(538)	(497)
Net operating profit after tax	$882	$813

Average total assets[3]	$8,277	$8,341
Less: average non-interest-bearing current liabilities[4]	(2,385)	(2,230)
Less: average deferred property incentives[3]	(487)	(500)
Add: average estimated asset base of capitalized operating leases[5]	882	673
Average invested capital	$6,287	$6,284

Return on assets	9.1%	8.2%
ROIC	14.0%	12.9%
1Capitalized operating leases is our best estimate of the asset base we would record for our leases that are classified as operating if they had met the criteria for a capital lease, or we had purchased the property. Asset base is calculated as described in footnote 5 below.
2Based upon our effective tax rate multiplied by the net operating profit for the 12 fiscal months ended November 2, 2013 and October 27, 2012.
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
Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, interest rate risks, dividend payouts, potential share repurchases and other future investments. We believe that as of November 2, 2013, our existing cash and cash equivalents on-hand of $947, available credit facilities of $800 and potential future operating cash flows and borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives.
For the nine months ended November 2, 2013, cash and cash equivalents decreased by $338 to $947, primarily due to payments for capital expenditures of $621 and repurchases of common stock of $374, partially offset by cash provided by operations of $718.
Operating Activities
Net cash provided by operating activities increased $211 for the nine months ended November 2, 2013, compared with the same period in 2012, due primarily to improvements in working capital.
Investing Activities
Net cash used in investing activities was $631 for the nine months ended November 2, 2013, compared with net cash used of $186 for the same period in 2012. The increase is primarily due to the $200 change in accumulated restricted cash used to pay debt maturing in the first quarter of 2012, as well as increased capital expenditures for the nine months ended November 2, 2013. The increase in capital expenditures relates to payments in the second quarter of 2013 for our Manhattan store and a new fulfillment center, and increased spending in line with our overall capital growth initiatives.
Financing Activities
Net cash used in financing activities was $425 for the nine months ended November 2, 2013, compared with $1,040 for the same period in 2012. During the nine months ended November 2, 2013, we made payments of $374 for repurchases of common stock, compared with $506 for the same period in 2012. Additionally, we retired our $500 securitized Series 2007-2 Class A & B Notes upon maturity in April 2012 using accumulated restricted cash described in Investing Activities above.

24 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Free Cash Flow (Non-GAAP financial measure)
Free Cash Flow is one of our key liquidity measures, and in conjunction with GAAP measures, provides investors with a meaningful analysis of our ability to generate cash from our business. For the nine months ended November 2, 2013, Free Cash Flow decreased to $(51) compared with $(2) for the nine months ended October 27, 2012, primarily due to an increase in capital expenditures related to payments in the second quarter of 2013 for our Manhattan store and a new fulfillment center.
Free Cash Flow is not a measure of financial performance under GAAP and should be considered in addition to, and not as a substitute for, operating cash flows or other financial measures prepared in accordance with GAAP. Our method of determining non-GAAP financial measures may differ from other companies' methods and therefore may not be comparable to those used by other companies. The financial measure calculated under GAAP which is most directly comparable to Free Cash Flow is net cash provided by operating activities. The following is a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Nine Months Ended
	November 2, 2013	October 27, 2012
Net cash provided by operating activities	$718	$507
Less: capital expenditures	(621)	(369)
Less: cash dividends paid	(176)	(166)
Less: change in credit card receivables originated at third parties	(1)	(10)
Add: change in cash book overdrafts	29	36
Free Cash Flow	$(51)	$(2)

Net cash used in investing activities	$(631)	$(186)
Net cash used in financing activities	$(425)	$(1,040)

25 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Capacity and Commitments
As of November 2, 2013, we had total short-term borrowing capacity available for general corporate purposes of $800. In March 2013, we terminated both our $600 unsecured revolving credit facility that was scheduled to expire in June 2016, and our $200 2007-A Variable Funding Note that was scheduled to expire in January 2014. We replaced these with a new five-year $800 senior unsecured revolving credit facility ("revolver") that expires in March 2018. Under the terms of our new revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The new revolver is available for working capital, capital expenditures and general corporate purposes and backs our commercial paper program. During the nine months ended November 2, 2013, we had no issuances under our commercial paper program and no borrowings under our new revolver or the $600 credit facility prior to termination.
Subsequent to the quarter ended November 2, 2013, our wholly owned subsidiary in Puerto Rico entered into a $52 unsecured borrowing facility to support our expansion into that market. The facility expires in November 2018.
Also in March 2013, our wholly owned subsidiary Nordstrom fsb terminated its $100 variable funding facility. We had no borrowings under this facility prior to termination.
Impact of Credit Ratings
Under the terms of our revolver, any borrowings we may enter into will accrue interest for Euro-Dollar Rate Loans at a floating base rate tied to LIBOR, for Canadian Dealer Offer Rate Loans at a floating rate tied to CDOR, and for Base Rate Loans at the highest of: (i) the Euro-Dollar rate plus 100 basis points, (ii) the federal funds rate plus 50 basis points and (iii) the prime rate.
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
Debt Covenant
The new revolver requires that we maintain an adjusted debt to Earnings before Interest, Income Taxes, Depreciation, Amortization and Rent ("EBITDAR") leverage ratio of less than four times (see the following additional discussion of Adjusted Debt to EBITDAR).
As of November 2, 2013, we were in compliance with this covenant. We will continue to monitor this covenant and believe that we will remain in compliance with this covenant during the remainder of fiscal 2013.

26 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our goal is to manage debt levels to maintain our current investment-grade credit rating and operate with an efficient capital structure. In evaluating our debt levels, this measure provides a reflection of our credit worthiness that could impact our credit rating and cost of capital. We also have a debt covenant that requires an adjusted debt to EBITDAR leverage ratio of less than four times. As of November 2, 2013 and October 27, 2012, our Adjusted Debt to EBITDAR was 2.1.
Adjusted Debt to EBITDAR is not a measure of financial performance under GAAP and should be considered in addition to, and not as a substitute for, debt to net earnings, net earnings, debt or other financial measures prepared in accordance with GAAP. Our method of determining non-GAAP financial measures may differ from other companies' methods and therefore may not be comparable to those used by other companies. The financial measure calculated under GAAP which is most directly comparable to Adjusted Debt to EBITDAR is debt to net earnings. The following is a reconciliation of the components of Adjusted Debt to EBITDAR and debt to net earnings:

	2013[1]	2012[1]
Debt	$3,118	$3,135
Add: estimated capitalized operating lease liability[2]	981	776
Less: fair value hedge adjustment included in long-term debt	(51)	(63)
Adjusted Debt	$4,048	$3,848

Net earnings	$751	$687
Add: income tax expense	458	421
Add: interest expense, net	153	155
Earnings before interest and income taxes	1,362	1,263

Add: depreciation and amortization expenses	448	411
Add: rent expense	122	97
Add: non-cash acquisition-related charges	9	22
EBITDAR	$1,941	$1,793

Debt to Net Earnings	4.2	4.6
Adjusted Debt to EBITDAR	2.1	2.1
1The components of Adjusted Debt are as of November 2, 2013 and October 27, 2012, while the components of EBITDAR are for the 12 months ended November 2, 2013 and October 27, 2012.
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
Item 1. Legal Proceedings.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Repurchases
(Dollar and share amounts in millions, except per share amounts)
Following is a summary of our third quarter share repurchases:

	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]
August 2013 (August 4, 2013 to August 31, 2013)	0.8	$57.48	0.8	$935
September 2013 (September 1, 2013 to October 5, 2013)	1.3	$56.65	1.3	$865
October 2013 (October 6, 2013 to November 2, 2013)	0.7	$57.56	0.7	$824
Total	2.8		2.8
1In February 2012, our Board of Directors authorized a program to repurchase up to $800 of our outstanding common stock, through February 1, 2014. In February 2013, our Board of Directors authorized a new program to repurchase up to $800 of our outstanding common stock, through March 1, 2015, in addition to the remaining amount available for repurchase under our February 2012 authorization. During the nine months ended November 2, 2013, we repurchased 6.6 shares of our common stock for an aggregate purchase price of $369 and had $824 in remaining share repurchase capacity. The actual number and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission rules.

Item 6. Exhibits.
Exhibits are incorporated herein by reference or are filed or furnished with this report as set forth in the Index to Exhibits on page 31 hereof.

29 of 31

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	December 2, 2013

30 of 31

NORDSTROM, INC.
Index to Exhibits

Exhibit		Method of Filing
31.1	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Filed herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

31 of 31