Form 10-K
period 2014-02-01
NORDSTROM INC
filed 2014-03-17
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of August 2, 2013 the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $10.0 billion using the closing sales price on that day of $61.99. On March 10, 2014, 189,692,666 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders scheduled to be held on May 7, 2014 are incorporated into Part III.

Nordstrom, Inc. and subsidiaries 1

[This page intentionally left blank.]

Nordstrom, Inc. and subsidiaries 3

PART I
Item 1. Business.
DESCRIPTION OF BUSINESS
Founded in 1901 as a retail shoe business in Seattle, Nordstrom later incorporated in Washington State in 1946 and went on to become one of the leading fashion specialty retailers based in the U.S. We operate 262 U.S. stores located in 35 states as of March 17, 2014, as well as a robust e-commerce business through Nordstrom.com and HauteLook. The west and east coasts of the United States are the areas in which we have the largest presence. We have two reportable segments: Retail and Credit.
As of March 17, 2014, the Retail segment includes our 117 “Nordstrom” branded full-line stores and online store at Nordstrom.com (“Direct”), 142 off-price “Nordstrom Rack” stores, one clearance store that operates under the name “Last Chance” and other retail channels including our online private sale subsidiary “HauteLook” and our two “Jeffrey” boutiques. Through these multiple retail channels, we strive to deliver the best customer experience possible. We offer a wide selection of high-quality brand name and private label merchandise focused on apparel, shoes, cosmetics and accessories. Our integrated Nordstrom full-line stores and online store allow us to provide our customers with a seamless shopping experience. In-store purchases are primarily fulfilled from that store’s inventory, but when inventory is unavailable at that store it may also be shipped to our customers from our fulfillment center in Cedar Rapids, Iowa, or from other Nordstrom full-line stores. Online purchases are primarily shipped to our customers from our Cedar Rapids fulfillment center, but may also be shipped from our Nordstrom full-line stores. Our customers can also pick up online orders in our Nordstrom full-line stores if inventory is available at one of our locations. These capabilities allow us to better serve customers across various channels and improve sales. Nordstrom Rack stores purchase high-quality brand name merchandise primarily from the same vendors carried in Nordstrom full-line stores and also serve as outlets for clearance merchandise from our Nordstrom stores. Our online private sale retailer, HauteLook, offers limited time sale events on fashion and lifestyle brands, as well as a persistent selection of off-price high-quality brand name merchandise.
Our Credit segment includes our wholly owned federal savings bank, Nordstrom fsb, through which we provide a private label credit card, two Nordstrom VISA credit cards and a debit card. The credit and debit cards feature a shopping-based loyalty program designed to increase customer visits and spending. Although the primary purposes of our Credit business are to foster greater customer loyalty and drive more sales, we also generate revenues from finance charges and other fees on these cards and save on interchange fees that the Retail Segment would incur if our customers used third-party cards.
For more information about our business and our reportable segments, see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16: Segment Reporting in Item 8: Financial Statements and Supplementary Data.
FISCAL YEAR
We operate on a 52/53-week fiscal year ending on the Saturday closest to January 31st. References to 2013 and all years except 2012 within this document are based on a 52-week fiscal year, while 2012 is based on a 53-week fiscal year.
TRADEMARKS
We have 152 trademarks, each of which is the subject of one or more trademark registrations and/or trademark applications. Our most notable trademarks include Nordstrom, Nordstrom Rack, HauteLook, Halogen, BP. and Zella. Each of our trademarks is renewable indefinitely, provided that it is still used in commerce at the time of the renewal.
RETURN POLICY
We have a liberal approach to returns as part of our objective to provide high-quality customer service. We do not have a formal return policy at our Nordstrom full-line stores or online at Nordstrom.com. Our goal is to take care of our customers, which includes making returns and exchanges easy, whether in stores or online, where we offer free shipping and free returns. Our Nordstrom Rack stores generally accept returns up to 90 days from the date of purchase with the original price tag and sales receipt, and also accept returns of HauteLook merchandise. HauteLook generally accepts returns of apparel, footwear and accessories within 30 days from the date of shipment.
SEASONALITY
Due to our Anniversary Sale in July, the holidays in December and the Half-Yearly sales that normally occur in the second and fourth quarters, our sales are typically higher in the second and fourth quarters of the fiscal year than in the first and third quarters. In 2013, our Anniversary Sale took place in the second quarter, while in 2012 it occurred during both the second and third quarters.
COMPETITIVE CONDITIONS
We operate in a highly competitive business environment. We compete with other national, regional and local retailers that may carry similar lines of merchandise, including department stores, specialty stores, off-price stores, boutiques and Internet businesses. Our specific competitors vary from market to market. We believe the keys to competing in our industry are providing great customer service and customer experiences in store and online, which includes compelling price and value, fashion newness, quality of products, selection, convenience, technology, product fulfillment, personalization and appealing and relevant store environments in top locations.

INVENTORY
We plan our merchandise purchases and receipts to coincide with expected sales trends. For instance, our merchandise purchases and receipts increase prior to our Anniversary Sale, which has historically extended over the last two weeks of July. We also purchase and receive a larger amount of merchandise in the fall as we prepare for the holiday shopping season (from late November through December). Beginning in 2012, we increased our investment in pack and hold inventory at Nordstrom Rack, which involves the acquisition of merchandise from some of our full-line stores’ top brands in advance of the upcoming selling seasons to take advantage of strategic buying opportunities. This inventory is typically held for six months on average and has contributed to the growth in our Nordstrom Rack business. We pay for our merchandise purchases under the terms established with our vendors.
In order to offer merchandise that our customers want, we purchase from a wide variety of high-quality suppliers, including domestic and foreign businesses. We also have arrangements with agents and contract manufacturers to produce our private label merchandise. We expect our suppliers to meet our “Nordstrom Partnership Guidelines,” which address our corporate social responsibility standards for matters such as legal and regulatory compliance, labor, health and safety and the environment, and are available on our website at Nordstrom.com.
EMPLOYEES
During 2013, we employed approximately 62,500 employees on a full- or part-time basis. Due to the seasonal nature of our business, employment increased to approximately 64,500 employees in July 2013 and 66,000 in December 2013. Almost all of our employees are non-union. We believe our relationship with our employees is good.
CAUTIONARY STATEMENT
Certain statements in this Annual Report on Form 10-K contain or may suggest “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including, but not limited to, anticipated financial outlook for the fiscal year ending January 31, 2015, anticipated annual same-store sales rate, anticipated Return on Invested Capital and trends in our operations. Such statements are based upon the current beliefs and expectations of the company’s management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including, but not limited to:

•
successful execution of our customer strategy, including expansion into new markets, acquisitions, investments in our stores and online, our ability to realize the anticipated benefits from growth initiatives, and the timely completion of construction associated with newly planned stores, relocations and remodels, all of which may be impacted by the financial health of third parties,

•
our ability to manage the transformation of our business/financial model as we increase our investments in growth opportunities, including our online business and our ability to manage related organizational changes,

•	our ability to maintain relationships with our employees and to effectively attract, develop and retain our future leaders,

•	effective inventory management, disruptions in our supply chain and our ability to control costs,

•
the impact of any systems failures, cybersecurity and/or security breaches, including any security breach of our systems or those of a third-party provider that results in the theft, transfer or unauthorized disclosure of customer, employee or company information or compliance with information security and privacy laws and regulations in the event of such an incident,

•	successful execution of our information technology strategy,

•	our ability to effectively utilize data in strategic planning and decision-making,

•	efficient and proper allocation of our capital resources,

•	our ability to safeguard our reputation and maintain our vendor relationships,

•	the impact of economic and market conditions and the resultant impact on consumer spending patterns,

•	our ability to respond to the business environment, fashion trends and consumer preferences, including changing expectations of service and experience in stores and online,

•	the effectiveness of planned advertising, marketing and promotional campaigns in the highly competitive retail industry,

•	weather conditions, natural disasters, health hazards, national security or other market disruptions, or the prospects of these events and the impact on consumer spending patterns,

•
our compliance with applicable banking-related laws and regulations impacting our ability to extend credit to our customers, employment laws and regulations, certain international laws and regulations, other laws and regulations applicable to us, including the outcome of claims and litigation and resolution of tax matters, and ethical standards,

•	impact of the current regulatory environment and financial system and health care reforms,

•	compliance with debt covenants, availability and cost of credit, changes in interest rates, and trends in debt repayment patterns, personal bankruptcies and bad debt write-offs, and

•	the timing and amounts of share repurchases by the company, if any, or any share issuances by the company, including issuances associated with option exercises or other matters.
These and other factors, including those factors described in Item 1A: Risk Factors, could affect our financial results and cause actual results to differ materially from any forward-looking information we may provide. We undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.

Nordstrom, Inc. and subsidiaries 5

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
WEBSITE ACCESS
Our website address is Nordstrom.com. We make available free of charge on or through our website our annual and quarterly reports on Form 10-K and Form 10-Q (including related filings in eXtensible Business Reporting Language (“XBRL”) format), current reports on Form 8-K, proxy statements, statements of changes in beneficial ownership of securities on Form 4 and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file the report with or furnish it to the SEC. Interested parties may also access a webcast of quarterly earnings conference calls and other financial events through our website.
CORPORATE GOVERNANCE
We have a long-standing commitment to upholding a high level of ethical standards. In addition, as required by the listing standards of the New York Stock Exchange (“NYSE”) and the rules of the SEC, we have adopted Codes of Business Conduct and Ethics for our employees, officers and directors (“Codes of Ethics”) and Corporate Governance Guidelines. Our Codes of Ethics, Corporate Governance Guidelines and Committee Charters for the Audit, Compensation, Corporate Governance and Nominating, Finance and Technology Committees are posted on our website. Any amendments to these documents, or waivers of the requirements they contain, will also be available on our website.
For printed versions of these items or any other inquiries, please use the following contact information:
Nordstrom Investor Relations
PO Box 2737
Seattle, Washington 98111
(206) 233-6564
invrelations@nordstrom.com

Item 1A. Risk Factors.
Our business faces many risks. We believe the risks described below outline the items of most concern to us.
RISKS DUE TO STRATEGIC AND OPERATIONAL FACTORS
Our customer strategy focuses on providing a seamless, cohesive and high-quality experience across all Nordstrom channels and failure to successfully execute our plans could negatively impact our current business and future profitability.
We are enhancing our customer shopping experience in our stores, online, and in mobile and social channels by pursuing a heightened focus on technology and e-commerce to fuel our growth. With the accelerated pace of change in the retail environment, we may not be able to meet our customers’ changing expectations in how they shop in stores or through e-commerce. If we target the wrong opportunities, fail to make investments at the right time or speed, fail to make the best investments in the right channels or make an investment commitment significantly above or below our needs, it may result in the loss of our competitive position. If these technologies and investments do not perform as expected or are not seamlessly integrated, our profitability and growth could be adversely affected. In addition, if we do not maintain our current systems, we may see interruptions to our business and increased costs in order to bring our systems up to date.
We are continuing our plan to accelerate the number of new Nordstrom Rack store openings. New store openings both at the Rack and in our full-line stores involve certain risks, including the availability of suitable locations, constructing, furnishing and supplying a store in a timely and cost-effective manner and properly balancing our capital investments between new stores, remodels, technology and e-commerce. In addition, we may not accurately assess the demographic or retail environment for a particular location and sales at new, relocated or remodeled stores may not meet our projections, particularly in light of the changing trends between online and brick-and-mortar shopping channels, which could adversely affect our return on investment. We also intend to open stores in new and international markets, such as Canada, Puerto Rico and Manhattan, and expansion will require additional management attention and resources and may distract us from executing our core operations. In addition, competition from strong local competitors, compliance with foreign and local laws and regulatory requirements and potentially unfavorable tax consequences may cause our business to be adversely impacted.
As we execute our plans and continue to evolve and transform our strategy, we may not adequately manage the related organizational changes to align with our strategy or appropriately monitor, report or communicate the changes in an effective manner. In addition, we may not gather accurate and relevant data or effectively utilize that data, which may impact our strategic planning and decision making.

Improvements to our merchandise buying processes and systems could adversely affect our business if not successfully executed.
We are making investments to improve our merchandise planning, procurement and allocation capabilities through changes in personnel, processes and technology over a period of several years. If we encounter challenges associated with change management, the ability to hire and retain key personnel involved in these efforts, implementation of associated information technology or adoption of new processes, our ability to continue to successfully execute our strategy or evolve our strategy as the retail environment changes could be adversely affected. As a result, we may not derive the expected benefits to our sales and profitability, or we may incur increased costs relative to our current expectations.
If we do not effectively implement our strategic and business planning processes to attract, retain, train and develop talent and future leaders, our business may suffer.
We rely on the experience of our senior management, who have specific knowledge relating to us and our industry that is difficult to replace, and the talents of our workforce to execute our business strategies and objectives. If unexpected turnover occurs without adequate succession plans, the loss of the services of any of these individuals, or any resulting negative perceptions of our business, could damage our reputation and our business.
Even if we take appropriate measures to safeguard our information security and privacy environment from security breaches, we could still expose our customers and our business to risk.
Our Retail and Credit segments involve the collection, storage and transmission of customers’ personal information, consumer preferences and credit card information. In addition, our operations involve the collection, storage and transmission of employee information and company financial and strategic data. Any measures we implement to prevent a security or cybersecurity threat may not be totally effective and may have the potential to harm relations with our customers or decrease activity on our websites by making them more difficult to use. In addition, the regulatory environment surrounding information security, cybersecurity and privacy is increasingly demanding, with new and constantly changing requirements. Security breaches and cyber incidents and their remediation, whether at our company, our third-party providers or other retailers, could expose us to a risk of loss or misappropriation of this information, litigation, potential liability, reputation damage and loss of customers’ trust and business, which could adversely impact our sales. Any such breaches or incidents could subject us to investigation, notification and remediation costs, and if there is additional information that is later discovered related to such security breach or incident, there could be further loss of customers’ trust and business, based upon their reactions to this additional information.
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
We have a well-recognized culture and reputation that consumers may associate with a high level of integrity, customer service and quality merchandise, and it is one of the reasons customers shop with us and employees choose us as a place of employment. Any significant damage to our reputation could negatively impact sales, diminish customer trust, reduce employee morale and productivity and lead to difficulties in recruiting and retaining qualified employees.
RISKS DUE TO ECONOMIC AND EXTERNAL MARKET FACTORS
A downturn in economic conditions could have a significant adverse effect on our business.
During economic downturns, fewer customers may shop for the high-quality items in our stores and on our websites as they may be seen as discretionary and those who do shop may limit the amount of their purchases. This reduced demand may lead to lower sales, higher markdowns and increased marketing and promotional spending. Deterioration of economic conditions and consumer confidence may also adversely affect our credit customers’ payment patterns and delinquency rates, increasing our bad debt expense.
Our business could suffer if we do not appropriately assess and react to competitive market forces and changes in customer behavior.
We compete with other national, regional, local and online retailers that may carry similar lines of merchandise, including department stores, specialty stores, off-price stores, boutiques and Internet businesses. The retail environment is rapidly evolving with customer shopping preferences continuing to shift online and we expect competition in the e-commerce market to intensify in the future as the Internet facilitates competitive entry and comparison shopping. We may lose market share to our competitors and our sales and profitability could suffer if we are unable to remain competitive in the key areas of price and value, fashion newness, quality of products, depth of selection, convenience, fulfillment, service and the shopping experience, including the online and store environment and location. Our financial model is changing to match customer shopping preferences, but if we do not properly allocate our capital between the store and online environment, or adjust the effectiveness and efficiency of our stores, our overall sales and profitability could suffer.

Nordstrom, Inc. and subsidiaries 7

Our Credit segment faces competition from other retailers who also offer credit card products with associated loyalty programs, large banks and other credit card companies, some of which have substantial financial resources. If we do not effectively anticipate or respond to the competitive banking and credit card environments, we could lose market share to our competitors.
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
We derive a significant amount of our total sales from stores located on the west and east coasts of the United States, particularly in California, which increases our exposure to conditions in these regions. These disruptions could cause, among other things, a decrease in consumer spending that would negatively impact our sales, staffing shortages in our stores, distribution centers or corporate offices, interruptions in the flow of merchandise to our stores, disruptions in the operations of our merchandise vendors or property developers, increased costs, and a negative impact on our reputation and long-term growth plans.
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
We continue to face uncertainties due to financial services industry regulation and supervision that could have an adverse affect on our operations.
Federal and state regulation and supervision of the financial industry has increased in recent years due to implementation of consumer protection and financial reform legislation such as the Credit Card Accountability Responsibility and Disclosure Act of 2009 (“CARD Act”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Financial Reform Act”). The Financial Reform Act significantly restructured regulatory oversight and other aspects of the financial industry, created the Bureau of Consumer Financial Protection (“CFPB”), to supervise and enforce consumer lending laws and regulations, and expanded state authority over consumer lending. The CARD Act included new and revised rules and restrictions on credit card pricing, finance charges and fees, customer billing practices and payment application. We anticipate more regulation and interpretations of the new rules to continue, and, depending on the nature and extent of these new regulations and interpretations, we may be required to make changes to our credit card practices and systems, which could adversely impact the revenues and profitability of our Credit segment. In addition, we operate in a regulated environment where financial supervisory agencies provide oversight over our activities. If we fail to comply with applicable laws and regulations, we could face enforcement actions from these agencies, which could have an adverse impact on us.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The following table summarizes the number of retail stores we own or lease, and the percentage of total store square footage represented by each listed category as of February 1, 2014:

	Number of stores	% of total store square footage
Leased stores on leased land	163	36%
Owned stores on leased land	61	42%
Owned stores on owned land	35	21%
Partly owned and partly leased store	1	1%
Total	260	100%
The following table summarizes our store activity during the last three years:

Fiscal year	2013	2012	2011
Number of stores, beginning of year	240	225	204
Stores opened	22	16	22
Stores closed	(2)	(1)	(1)
Number of stores, end of year	260	240	225

Nordstrom	117	117	117
Nordstrom Rack and Other	143	123	108
In 2013, we opened 22 Nordstrom Rack stores (Boston, Massachusetts; Upland, California; Washington, D.C.; Ann Arbor, Michigan; Lake Orion, Michigan; Birmingham, Alabama; Columbia, Maryland; Portland, Maine; Cleveland, Ohio; Columbus, Ohio; Concord, California; Millbury, Massachusetts; Oklahoma City, Oklahoma; Atlanta, Georgia; Dallas, Texas; El Paso, Texas; Eugene, Oregon; Louisville, Kentucky; Farmington, Utah; Jacksonville, Florida; Naples, Florida; and Bradenton, Florida), relocated one Nordstrom full-line store (Glendale, California) and relocated two Nordstrom Rack stores (Culver City, California and Honolulu, Hawaii). Additionally, in 2013, we closed our treasure&bond store in New York, New York and one Nordstrom Rack store in Long Beach, California.
To date in 2014, we have opened two Nordstrom Rack stores (Palm Desert, California and San Francisco, California). During the remainder of 2014, we have announced the opening of three Nordstrom full-line stores (The Woodlands, Texas; Calgary, Alberta; and Jacksonville, Florida), and the opening of 25 additional Nordstrom Rack stores (Chicago, Illinois; Riverside, California; Skokie, Illinois; Tulsa, Oklahoma; Wauwatosa, Wisconsin; Brooklyn, New York; Columbus, Ohio; Houston, Texas; Manhasset, New York; Chicago, Illinois; Dayton, Ohio; Houston, Texas; Queens, New York; Brentwood, Tennessee; Brooklyn, New York; Greenville, South Carolina; Livingston, New Jersey; Madison, Wisconsin; Tempe, Arizona; West Palm Beach, Florida; Brandon, Florida; Columbia, South Carolina; Des Moines, Iowa; Philadelphia, Pennsylvania; and Summerlin, Nevada). In February 2014, we announced our plans to close our full-line stores in Vancouver, Washington, and in Portland, Oregon, at the Lloyd Center, in January 2015.
We also own six merchandise distribution centers (Portland, Oregon; Dubuque, Iowa; Ontario, California; Newark, California; Upper Marlboro, Maryland; and Gainesville, Florida) and we own one fulfillment center on leased land (Cedar Rapids, Iowa), all of which are utilized by our Retail segment. HauteLook, which is also included in our Retail segment, leases two administrative offices (Los Angeles, California and New York, New York) and two fulfillment centers (Fontana, California and San Bernardino, California). We lease an office building in Centennial, Colorado and one in Scottsdale, Arizona, both for use by our Credit segment. Our administrative offices in Seattle, Washington are a combination of leased and owned space. We also lease a data center in Centennial, Colorado.

Nordstrom, Inc. and subsidiaries 9

The following table lists our retail store count and facility square footage by state as of February 1, 2014:

Retail stores by channel	Nordstrom Full-Line Stores		Nordstrom Rack and Other[1]		Total
State	Count	Square Footage (000’s)	Count	Square Footage (000’s)	Count	Square Footage (000’s)
Alabama	—	—	1	35	1	35
Alaska	1	97	—	—	1	97
Arizona	2	384	6	228	8	612
California[2]	32	5,472	34	1,344	66	6,816
Colorado	3	559	4	148	7	707
Connecticut	1	189	1	36	2	225
Delaware	1	127	—	—	1	127
Florida[2]	9	1,431	10	345	19	1,776
Georgia	3	555	5	165	8	720
Hawaii	1	211	1	43	2	254
Idaho	—	—	1	37	1	37
Illinois	4	947	7	280	11	1,227
Indiana	1	134	1	35	2	169
Kansas	1	219	1	35	2	254
Kentucky	—	—	1	33	1	33
Maine	—	—	1	30	1	30
Maryland	4	765	4	156	8	921
Massachusetts	4	595	5	193	9	788
Michigan	3	552	4	145	7	697
Minnesota	1	240	2	75	3	315
Missouri	2	342	2	69	4	411
Nevada	1	207	1	35	2	242
New Jersey	5	991	2	70	7	1,061
New York	2	460	5	151	7	611
North Carolina	2	300	2	74	4	374
Ohio	3	549	4	151	7	700
Oklahoma	—	—	1	34	1	34
Oregon	5	705	5	190	10	895
Pennsylvania	2	381	2	85	4	466
Rhode Island	1	206	1	38	2	244
Tennessee	1	145	—	—	1	145
Texas	7	1,284	12	423	19	1,707
Utah	2	277	3	101	5	378
Virginia	5	894	5	201	10	1,095
Washington[2]	8	1,463	7	276	15	1,739
Washington D.C.	—	—	2	75	2	75
Total (35 states)	117	20,681	143	5,336	260	26,017
1 Other includes one Last Chance clearance store and two Jeffrey boutiques.
2 California, Washington and Florida had the highest square footage, with a combined 10,331 square feet, representing 40% of the total company square footage.

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

Nordstrom, Inc. and subsidiaries 11

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
MARKET, SHAREHOLDER AND DIVIDEND INFORMATION
Our common stock, without par value, is traded on the New York Stock Exchange under the symbol “JWN.” The approximate number of holders of common stock as of March 10, 2014 was 215,000, based upon the number of registered and beneficial shareholders, as well as the number of employee shareholders in the Nordstrom 401(k) Plan and Profit Sharing Plan. On this date we had 189,692,666 shares of common stock outstanding.
The high and low prices of our common stock and dividends declared for each quarter of 2013 and 2012 are presented in the table below:

	Common Stock Price
	2013		2012		Dividends per Share
	High	Low	High	Low	2013	2012
1st Quarter	$58.42	$52.16	$56.75	$48.00	$0.30	$0.27
2nd Quarter	$63.34	$57.07	$57.75	$46.27	$0.30	$0.27
3rd Quarter	$62.16	$55.34	$58.44	$51.50	$0.30	$0.27
4th Quarter	$63.72	$56.57	$58.40	$50.94	$0.30	$0.27
Full Year	$63.72	$52.16	$58.44	$46.27	$1.20	$1.08
SHARE REPURCHASES
Dollar and share amounts in millions, except per share amounts
Following is a summary of our fourth quarter share repurchases:

	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[1]
November 2013 (November 3, 2013 to November 30, 2013)	0.2	$61.75	0.2	$810
December 2013 (December 1, 2013 to January 4, 2014)	1.1	$61.09	1.1	$743
January 2014 (January 5, 2014 to February 1, 2014)	1.2	$59.25	1.2	$670
Total	2.5		2.5
1 In February 2013, our Board of Directors authorized a new program to repurchase up to $800 of our outstanding common stock, through March 1, 2015. During 2013, we repurchased 9.1 shares of our common stock for an aggregate purchase price of $523. In December 2013, we completed the $800 repurchase program authorized in February 2012. As of February 1, 2014, we had $670 remaining in share repurchase capacity. The actual number and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission rules.

STOCK PRICE PERFORMANCE
The following graph compares the cumulative total return of Nordstrom common stock, Standard & Poor’s Retail Index (“S&P Retail”) and Standard & Poor’s 500 Index (“S&P 500”) for each of the last five fiscal years, ending February 1, 2014. The Retail Index is composed of 31 retail companies, including Nordstrom, representing an industry group of the S&P 500 Index. The following graph assumes an initial investment of $100 each in Nordstrom common stock, the S&P Retail and the S&P 500 on January 31, 2009 and assumes reinvestment of dividends on the Nordstrom common stock as well as the S&P Retail and S&P 500 Indexes.

End of fiscal year	2008	2009	2010	2011	2012	2013
Nordstrom common stock	100	280	338	409	473	503
Standard & Poor’s Retail	100	156	198	224	285	357
Standard & Poor’s 500	100	133	161	170	200	240

Nordstrom, Inc. and subsidiaries 13

Item 6. Selected Financial Data.
Dollars in millions except per square foot and per share amounts
The following selected financial data are derived from the audited consolidated financial statements and should be read in conjunction with Item 1A: Risk Factors, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included in Item 8: Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Fiscal year	2013	2012	2011	2010	2009
Earnings Results
Net sales	$12,166	$11,762	$10,497	$9,310	$8,258
Credit card revenues	374	372	363	365	344
Gross profit[1]	4,429	4,330	3,905	3,413	2,930
Selling, general and administrative (“SG&A”) expenses	(3,453)	(3,357)	(3,019)	(2,660)	(2,440)
Earnings before interest and income taxes (“EBIT”)	1,350	1,345	1,249	1,118	834
Net earnings	734	735	683	613	441

Balance Sheet and Cash Flow Data
Cash and cash equivalents	$1,194	$1,285	$1,877	$1,506	$795
Accounts receivable, net	2,177	2,129	2,033	2,026	2,035
Merchandise inventories	1,531	1,360	1,148	977	898
Current assets	5,228	5,081	5,560	4,824	4,054
Land, buildings and equipment, net	2,949	2,579	2,469	2,318	2,242
Total assets	8,574	8,089	8,491	7,462	6,579
Current liabilities	2,541	2,226	2,575	1,879	2,014
Long-term debt, including current portion	3,113	3,131	3,647	2,781	2,613
Shareholders’ equity	2,080	1,913	1,956	2,021	1,572
Cash flow from operations	1,320	1,110	1,177	1,177	1,251

Performance Metrics
Same-store sales percentage change[2]	2.5%	7.3%	7.2%	8.1%	(4.2%)
Gross profit % of net sales	36.4%	36.8%	37.2%	36.7%	35.5%
Total SG&A % of net sales	28.4%	28.5%	28.8%	28.6%	29.5%
EBIT % of net sales	11.1%	11.4%	11.9%	12.0%	10.1%
Return on shareholders’ equity	36.8%	38.0%	34.3%	34.1%	31.7%
Return on assets	8.7%	8.9%	8.7%	8.6%	7.1%
Return on invested capital (“ROIC”)[3]	13.6%	13.9%	13.3%	13.6%	12.1%
Sales per square foot[4]	$474	$470	$431	$397	$368
4-wall sales per square foot[4]	$408	$417	$394	$372	$337
Ending inventory per square foot	$58.84	$53.77	$46.41	$40.96	$39.44
Inventory turnover rate[5]	5.07	5.37	5.56	5.56	5.41

Per Share Information
Earnings per diluted share	$3.71	$3.56	$3.14	$2.75	$2.01
Dividends declared per share	1.20	1.08	0.92	0.76	0.64
Book value per share	10.87	9.71	9.42	9.27	7.22

Store Information (at year-end)
Nordstrom full-line stores	117	117	117	115	112
Nordstrom Rack and other stores	143	123	108	89	72
Total square footage	26,017,000	25,290,000	24,745,000	23,838,000	22,773,000

[1]	Gross profit is calculated as net sales less cost of sales and related buying and occupancy costs (for all segments).

[2]
Same-store sales include sales from stores that have been open at least one full year at the beginning of the year. Fiscal year 2012 includes an extra week (the 53rd week) as a result of our 4-5-4 retail reporting calendar. The 53rd week is not included in same-store sales calculations. We also include sales from our Nordstrom online store in same-store sales because of the integration of our Nordstrom full-line stores and online store, as well as HauteLook beginning in 2013.

[3]	See ROIC (Non-GAAP financial measure) on page 26 for additional information and reconciliation to the most directly comparable GAAP financial measure.

[4]
Sales per square foot is calculated as net sales divided by weighted-average square footage. Weighted-average square footage includes a percentage of year-end square footage for new stores equal to the percentage of the year during which they were open. 4-wall sales per square foot is calculated as sales for Nordstrom full-line, Nordstrom Rack and Jeffrey stores divided by their weighted-average square footage.

[5]
Inventory turnover rate is calculated as annual cost of sales and related buying and occupancy costs (for all segments) divided by 4-quarter average inventory. Retailers do not uniformly calculate inventory turnover as buying and occupancy costs may be included in selling, general and administrative expenses. As such, our inventory turnover rates may not be comparable to other retailers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Dollar, share and square footage amounts in millions except percentages, per share and per square foot amounts
OVERVIEW
Nordstrom is a leading fashion specialty retailer offering high-quality apparel, shoes, cosmetics and accessories for women, men and children. We offer a wide selection of brand name and private label merchandise through our various channels: “Nordstrom” branded full-line stores and online store at Nordstrom.com, “Nordstrom Rack” off-price stores, “Last Chance” clearance store, “HauteLook” online private sale website and our “Jeffrey” boutiques. Our stores are located in 35 states throughout the United States. In addition, we offer our customers a loyalty program along with a variety of payment products and services, including credit and debit cards.
We achieved several milestones in 2013 with a record high in sales, earnings per diluted share, and cash flow from operations. This marked the fifth consecutive year we generated over one billion dollars in cash flow from operations. Additionally, we generated a Return on Invested Capital of 13.6% while increasing our capital investments by over 50%. Our performance in 2013 reflected our continued progress in executing our customer strategy through investments to drive growth across channels, while maintaining our operating discipline around inventory and expenses. With advancements in technology and specifically in e-commerce, the pace of change is accelerating and redefining the customer experience across all channels. We believe there is tremendous value in having a platform for the customer experience that encompasses full-price and off-price, in-store and online. While each of these channels represents a substantial individual opportunity, there is significant potential for synergies between them to create a unique customer experience across channels to gain market share.
Our Direct business continues to be our fastest-growing customer channel. Direct finished its third consecutive year of approximately 30% or more of same-store sales growth, with a key driver being increased merchandise selection. We also increased our speed of fulfillment and delivery, opened a fulfillment center in San Bernardino and announced plans to open an east coast fulfillment center in 2015 to enable greater customer service.
We are on track to serve more customers through Nordstrom Rack’s accelerated store expansion, with plans to reach approximately 230 stores by 2016, from 140 stores today. Nordstrom Rack net sales increased 12%, driven by 22 new stores, and same-store sales increased 2.7%. Nordstrom Rack sales productivity remains strong at approximately $550 per square foot. Additionally, Rack stores can now accept HauteLook merchandise returns, adding convenience for our customers while driving incremental traffic to our Racks and further integrating the customer experience across channels.
While Nordstrom full-line sales trends were softer than anticipated, we have ongoing initiatives around product, service, and the store environment to elevate the customer experience. Our relocated Glendale, California store incorporated new design concepts that reflect our customers’ desire for stores that are easier to shop, and we plan to incorporate new designs in future renovations and store openings to continue meeting our customers changing expectations. We also enhanced our relevance with existing and new customers, demonstrated in part by our Women’s Apparel business, which was one of our top-performing merchandise categories for the year. We have attracted newer and younger customers with our repositioned Savvy department to offer on-trend fashion at accessible price points and our expanded partnership with Topshop, an internationally renowned trend-leading brand. We expanded Topshop merchandise to 41 full-line stores this year, from 14 at the start of the year.
Our credit business also plays an important role in reaching new customers and strengthening existing customer relationships through our Nordstrom Rewards™ program, payment products and our ability to serve customers directly through our wholly owned credit services. The Nordstrom Rewards program contributes to our overall results, with members shopping more frequently and spending more on average than non-members. For the second consecutive year, we opened over one million new accounts. With 3.8 million active members, 2013 sales from members represented 38% of sales, increasing from 36% in 2012. Our overall credit card portfolio also remains healthy, with delinquency and write-off trends continuing to improve.
We continue to believe strongly in our customer-centric strategy. To improve the customer experience, we continue to make investments in our stores, online and in new markets such as Canada and Manhattan. As a result of our planned growth across all of our channels, our business model continues to evolve to encompass these multiple channels in their various stages of growth. We project that these investments in our customer strategy will help us achieve long-term top-quartile shareholder returns through high single-digit total sales growth and mid-teens Return on Invested Capital.

Nordstrom, Inc. and subsidiaries 15

RESULTS OF OPERATIONS
Our reportable segments are Retail and Credit. Our Retail segment includes our Nordstrom branded full-line stores and online store, Nordstrom Rack stores, Last Chance clearance store and other retail channels, including HauteLook and Jeffrey stores. For purposes of discussion and analysis of our results of operations, we combine our Retail segment results with revenues and expenses in the “Corporate/Other” column of our segment reporting footnote, which also includes our Canadian operations (collectively, the “Retail Business”). We analyze our results of operations through earnings before interest and income taxes for our Retail Business and Credit, while interest expense and income taxes are discussed on a total company basis.
Similar to many other retailers, Nordstrom follows the retail 4-5-4 reporting calendar, which included an extra week in the fourth quarter of 2012 (the “53rd week”). The analysis of our results of operations, liquidity and capital resources compares the 52 weeks in 2013 to the 53 weeks in 2012. However, the 53rd week is not included in same-store sales calculations. In 2012, the 53rd week contributed approximately $0.04 to earnings per diluted share.
As discussed in Note 1: Nature of Operations and Summary of Significant Accounting Policies and Note 16: Segment Reporting in the Notes to Consolidated Financial Statements, beginning in the first quarter of 2013, we reclassified amounts in our financial statements to better reflect the way we view and measure our business. As we continue to execute our long-term growth strategy and make investments across operating segments, aligning expenses with the associated benefits enhances our ability to evaluate segment performance. Historical results were also reclassified to match the current period presentation. These reclassifications did not impact net earnings, earnings per share, financial position or cash flows.
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
Retail Business
Summary
The following table summarizes the results of our Retail Business for the past three years:

Fiscal year	2013		2012		2011
	Amount	% of net sales[1]	Amount	% of net sales[1]	Amount	% of net sales[1]
Net sales	$12,166	100.0%	$11,762	100.0%	$10,497	100.0%
Cost of sales and related buying and occupancy costs	(7,732)	(63.6%)	(7,427)	(63.1%)	(6,588)	(62.8%)
Gross profit	4,434	36.4%	4,335	36.9%	3,909	37.2%
Selling, general and administrative expenses	(3,272)	(26.9%)	(3,172)	(27.0%)	(2,808)	(26.7%)
Earnings before interest and income taxes	$1,162	9.6%	$1,163	9.9%	$1,101	10.5%
1 Subtotals and totals may not foot due to rounding.

Retail Business Net Sales

Fiscal year	2013	2012	2011
Net sales by channel:
Nordstrom full-line stores	$7,705	$7,964	$7,513
Direct	1,622	1,269	913
Nordstrom	9,327	9,233	8,426
Nordstrom Rack	2,738	2,445	2,045
HauteLook and Jeffrey	330	271	185
Total Retail segment	12,395	11,949	10,656
Corporate/Other	(229)	(187)	(159)
Total net sales	$12,166	$11,762	$10,497

Net sales increase	3.4%	12.1%	12.7%

Same-store sales increase by channel[1]:
Nordstrom full-line stores	(2.1%)	3.9%	6.0%
Direct	29.5%	37.1%	29.5%
Nordstrom	2.3%	7.5%	8.2%
Nordstrom Rack	2.7%	7.4%	3.7%
HauteLook	27.3%	—	—
Total	2.5%	7.3%	7.2%

Sales per square foot[2]	$474	$470	$431
4-wall sales per square foot[2]	$408	$417	$394
Full-line sales per square foot[2]	$372	$385	$365
Nordstrom Rack sales per square foot[2]	$553	$568	$545

Percentage of net sales by merchandise category:
Women’s Apparel	31%	31%	33%
Shoes	23%	23%	23%
Men’s Apparel	16%	16%	15%
Women’s Accessories	14%	13%	12%
Cosmetics	11%	11%	11%
Kids’ Apparel	3%	3%	3%
Other	2%	3%	3%
Total	100%	100%	100%
1 Same-store sales include sales from stores that have been open at least one full year at the beginning of the year. Fiscal year 2012 includes an extra week (the 53rd week) in the fourth quarter as a result of our 4-5-4 retail reporting calendar. The 53rd week is not included in same-store sales calculations. We also include sales from our Nordstrom online store in same-store sales because of the integration of our Nordstrom full-line stores and online store as well as HauteLook beginning in 2013.
2 Sales per square foot is calculated as net sales divided by weighted-average square footage. Weighted-average square footage includes a percentage of year-end square footage for new stores equal to the percentage of the year during which they were open. 4-wall sales per square foot is calculated as sales for Nordstrom full-line, Nordstrom Rack and Jeffrey stores divided by their weighted-average square footage.
NET SALES – 2013 VS 2012
Our total net sales increase of 3.4% for 2013 was attributable to the same-store sales increase of 2.5%, driven by growth in our Direct channel and Nordstrom Rack’s accelerated store expansion. During the year, we opened 22 new Nordstrom Rack stores and relocated one Nordstrom full-line store and two Nordstrom Rack stores. These additions increased our square footage by 2.9% and represented 1.6% of our total net sales for 2013. The 53rd week in 2012 contributed approximately $162 in additional net sales.
Nordstrom net sales, which consist of the full-line and Direct businesses, were $9,327 in 2013, an increase of 1.0% compared with 2012, with same-store sales up 2.3%. Strong growth in our Direct channel was partially offset by sales decreases at our full-line stores. Both the average selling price and number of items sold increased on a same-store basis in 2013 compared with 2012. Category highlights included Cosmetics, Men’s Shoes and Women’s Apparel.

Nordstrom, Inc. and subsidiaries 17

Full-line net sales for 2013 were $7,705, a decrease of 3.3% compared with 2012, while sales per square foot decreased 3.4%. Both were primarily driven by a same-store sales decrease of 2.1%. The top-performing geographic regions for full-line stores for 2013 were the Southwest and Southeast. The Direct channel continued to show strong sales growth with net sales of $1,622, an increase of 28% compared with 2012, with same-store sales up 30% on a comparable 52-week basis. These increases were driven by expanded merchandise selection and ongoing technology investments to enhance the customer experience.
Nordstrom Rack net sales were $2,738, an increase of 12.0% compared with 2012 primarily due to 37 new store openings in the last two years. Same-store sales increased 2.7% for the year. Sales per square foot decreased 2.6% for the year as a result of the 53rd week in 2012, as well as the growth in new stores that typically take several years to reach the overall average of our mature stores. Cosmetics and Shoes were the strongest-performing categories for the year. Both the average selling price and the number of items sold on a same-store basis increased in 2013 compared with 2012.
NET SALES – 2012 VS 2011
Net sales for 2012 increased 12.1% compared with 2011, driven by a same-store sales increase of 7.3% and strong performances across all channels. During 2012, we opened one Nordstrom full-line store, 15 Nordstrom Rack stores and relocated three Nordstrom Rack stores. These additions represented 1.5% of our total net sales for 2012, and increased our square footage by 2.2%. The 53rd week contributed approximately $162 in additional net sales.
Nordstrom net sales for 2012 were $9,233, an increase of 9.6% compared with 2011, with same-store sales up 7.5%. Our sales growth was due in large part to the ongoing, consistent strength of our business both in store and online. Both the number of items sold and the average selling price increased on a same-store basis in 2012 compared with 2011. Category highlights included Handbags, Men’s Shoes, Men’s Apparel and Cosmetics.
Full-line net sales for 2012 were $7,964, an increase of 6.0% compared with 2011, while sales per square foot increased 5.5%. Same-store sales increased 3.9% for the year. The top-performing geographic regions for full-line stores for 2012 were the South and Midwest. The Direct channel showed strong sales growth with net sales of $1,269, an increase of 39% compared with 2011, with same-store sales up 37% on a comparable 52-week basis.
Nordstrom Rack net sales were $2,445, up 20% compared with 2011, while sales per square foot increased 4.2%. Same-store sales increased 7.4% for the year. Men’s Apparel, Shoes and Women’s Apparel were the strongest-performing categories for the year. Both the number of items sold and the average selling price increased on a same-store basis in 2012 compared with 2011.
Retail Business Gross Profit

Fiscal year	2013	2012	2011
Gross profit[1]	$4,434	$4,335	$3,909
Gross profit as a % of net sales	36.4%	36.9%	37.2%
Ending inventory per square foot	$58.84	$53.77	$46.41
Inventory turnover rate[2]	5.07	5.37	5.56

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
GROSS PROFIT – 2013 VS 2012
Our gross profit rate decreased 41 basis points compared with 2012 primarily due to higher expenses associated with the growth in the Nordstrom Rewards customer loyalty program and higher occupancy costs related to our Nordstrom Rack’s accelerated store expansion. The Nordstrom Rewards loyalty program continues to play an important role in reaching new customers and strengthening existing customer relationships. The growth in Nordstrom Rack stores resulted in a higher occupancy expense as sales volume at new stores typically take several years to reach the average of our mature stores and also have substantial pre-opening costs. Retail gross profit increased $99 in 2013 compared with 2012 due to an increase in net sales at Direct and Nordstrom Rack. This was partially offset by a decrease in full-line net sales and increased occupancy costs related to Nordstrom Rack’s accelerated store expansion.

Our inventory turnover rate decreased to 5.07 times in 2013, from 5.37 times in 2012. This was primarily due to our increased investment in pack and hold inventory at Nordstrom Rack, which helped fuel the growth in that channel. We began increasing our pack and hold inventory investment in 2012, which involves the acquisition of merchandise from some of our top brands in advance of the upcoming selling seasons in order to take advantage of strategic buying opportunities. We hold this inventory in our warehouses for six months on average until the next selling season and it represented approximately 11%, 9% and 3% of our total inventory at the end of 2013, 2012 and 2011. On a per square foot basis, we ended the year with a 9.4% increase in our ending inventory on a 0.8% increase in sales compared with 2012. The increase in ending inventory per square foot relative to the increase in sales per square foot was primarily due to the impact of the 53rd week in 2012, which decreased inventory levels in our full-line stores and included an additional week of sales in 2012. In 2013, we also planned inventory increases in full-line stores to fuel growth in well-performing merchandise categories and increased our pack and hold inventory at Nordstrom Rack.
GROSS PROFIT – 2012 VS 2011
Our retail gross profit rate decreased 38 basis points compared with 2011 primarily due to accelerated Nordstrom Rack growth and higher expenses associated with the growth in the Nordstrom Rewards program. Retail gross profit increased $426 in 2012 compared with 2011 primarily due to our strong sales performance, partially offset by increases in occupancy costs for our investments in new stores and remodeling of existing stores.
Retail Business Selling, General and Administrative Expenses

Fiscal year	2013	2012	2011
Selling, general and administrative expenses	$3,272	$3,172	$2,808
Selling, general and administrative expenses as a % of net sales	26.9%	27.0%	26.7%
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES – 2013 VS 2012
Our Retail selling, general and administrative expenses (“Retail SG&A”) rate decreased 8 basis points in 2013 compared with 2012 due to expense leverage from increased sales volume. Our Retail SG&A increased $100 in 2013 compared with 2012 due primarily to growth-related investments in our e-commerce business, Nordstrom Rack’s accelerated store expansion and our planned entry into Canada. The increase also reflected expenses associated with higher sales volume and the opening of 22 new Nordstrom Rack stores in 2013.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES – 2012 VS 2011
Our Retail SG&A rate increased 23 basis points in 2012 compared with 2011 due to the investments we made to improve the customer experience across all channels and specifically in our e-commerce business as we expanded our capabilities and increased the speed of fulfillment and delivery. This was partially offset by leverage on increased sales. Our Retail SG&A expenses increased $364 in 2012 compared with 2011 due to the increased investments, higher sales volume and opening 16 stores in 2012.

Nordstrom, Inc. and subsidiaries 19

Credit Segment
The Nordstrom credit and debit card products are designed to strengthen customer relationships and grow retail sales by providing loyalty benefits, valuable services and payment products. We believe our credit business allows us to build deeper relationships with our customers by fully integrating our rewards program with our retail stores and providing better service, which in turn fosters greater customer loyalty. Our cardholders tend to visit our stores more frequently and spend more with us than non-cardholders. Our Nordstrom private label credit and debit cards can be used only at our Nordstrom full-line stores, Nordstrom Rack stores and online at Nordstrom.com (“inside volume”), while our Nordstrom VISA cards also may be used for purchases outside of Nordstrom (“outside volume”). Cardholders participate in the Nordstrom Rewards program through which cardholders accumulate points for their purchases. Upon reaching a certain points threshold, cardholders receive Nordstrom Notes®, which can be redeemed for goods or services at Nordstrom full-line stores, Nordstrom Rack and online at Nordstrom.com. Nordstrom Rewards customers receive reimbursement for alterations, get Personal Triple Points days and have early access to sales events. With increased spending, they can receive additional amounts of these benefits as well as access to exclusive fashion and shopping events.
The table below provides a detailed view of the operational results of our Credit segment, consistent with the segment disclosure provided in the Notes to Consolidated Financial Statements. In order to better reflect the economic contribution of our credit and debit card program, intercompany merchant fees are also included in the table below, which represents the estimated costs that would be incurred if our cardholders used third-party cards instead of ours.
Interest expense at the Credit segment is equal to the amount of interest related to securitized debt plus an amount assigned to the Credit segment in proportion to the estimated debt and equity needed to fund our credit card receivables. Based on our research, debt as a percentage of credit card receivables for other credit card companies ranges from 70% to 90%. As such, we believe a mix of 80% debt and 20% equity is appropriate, and therefore assign interest expense to the Credit segment as if it carried debt of up to 80% of the credit card receivables. Our average credit card receivable investment metric below represents the remaining 20% to fund our credit card receivables.

Fiscal year	2013		2012		2011
	Amount	% of average credit card receivables[1]	Amount	% of average credit card receivables[1]	Amount	% of average credit card receivables[1]
Credit card revenues	$374	17.7%	$372	17.9%	$363	17.7%
Credit expenses	(186)	(8.8%)	(190)	(9.1%)	(215)	(10.5%)
Credit segment earnings before income taxes, as presented in segment disclosure	188	8.9%	182	8.8%	148	7.2%
Interest expense	(24)	(1.2%)	(26)	(1.2%)	(13)	(0.7%)
Intercompany merchant fees	97	4.6%	89	4.3%	71	3.5%
Credit segment contribution, before income taxes	$261	12.4%	$245	11.8%	$206	10.0%

Credit and debit card volume[2]:
Outside	$4,273		$4,305		$4,101
Inside	4,935		4,484		3,596
Total volume	$9,208		$8,789		$7,697

Average credit card receivables	$2,108		$2,076		$2,047
Average credit card receivable investment	$422		$415		$409
Credit segment contribution[3]	38.2%		36.6%		30.6%
1 Subtotals and totals may not foot due to rounding.
2 Volume represents sales plus applicable taxes.
3 Credit segment contribution, net of tax, calculated as a percentage of our average credit card receivable investment.

Credit Card Revenues

Fiscal year	2013	2012	2011
Finance charge revenue	$244	$246	$240
Interchange — third party	86	84	82
Late fees and other revenue	44	42	41
Total Credit card revenues	$374	$372	$363
Credit card revenues include finance charges, interchange fees, late fees and other revenue. Finance charges represent interest earned on unpaid balances while interchange fees are earned from the use of Nordstrom VISA credit cards at merchants outside of Nordstrom. Late fees are assessed when a credit card account becomes past due. We consider an account delinquent if the minimum payment is not received by the payment due date. Credit card revenues are recorded net of estimated uncollectible finance charges and fees.
CREDIT CARD REVENUES – 2013 VS 2012
Credit card revenues were flat compared with 2012. This was due to growth in total volume that was offset by continued improvements in cardholder payment rates.
CREDIT CARD REVENUES – 2012 VS 2011
Credit card revenues increased $9 in 2012 compared with 2011 primarily due to an extra week (the 53rd week) of revenue in 2012 as a result of our 4-5-4 retail reporting calendar. The increase was also due to growth in total volume that was offset by continued improvements in cardholder payment rates. Our average credit card receivable balance in 2012 was $2,076, a decrease of $29, or 1.4%, from 2011.
Credit Expenses

Fiscal year	2013	2012	2011
Operational expenses	$129	$143	$127
Bad debt expense	52	42	84
Occupancy expenses	5	5	4
Total Credit expenses	$186	$190	$215
CREDIT EXPENSES – 2013 VS 2012
Total Credit expenses decreased $4 in 2013 compared with 2012, due to lower operational and marketing expenses resulting primarily from the conversion of our Nordstrom Rewards travel benefit into Nordstrom Notes during 2013. Bad debt expense was lower in 2012 due to the $30 reduction of our allowance for credit losses in 2012 compared to a $5 reduction in 2013. We experienced continued improvement in our portfolio delinquencies and write-off results during 2013, which are further discussed below.
CREDIT EXPENSES – 2012 VS 2011
Total Credit expenses decreased $25 in 2012 compared with 2011, primarily due to lower bad debt expense, partially offset by higher operational expenses. The decrease in bad debt expense reflected continued improvement in our portfolio and overall economic trends. Operational and marketing expenses increased primarily due to increased account acquisition expenses.

Nordstrom, Inc. and subsidiaries 21

Allowance for Credit Losses and Credit Trends
The following table illustrates activity in the allowance for credit losses:

Fiscal year	2013	2012	2011
Allowance at beginning of year	$85	$115	$145
Bad debt expense	52	42	84
Write-offs	(80)	(97)	(136)
Recoveries	23	25	22
Allowance at end of year	$80	$85	$115

Net write-offs as a percentage of average credit card receivables	2.7%	3.5%	5.4%
Net write-offs (including finance charges and fees) as a percentage of average credit card receivables	3.2%	4.1%	6.3%
30 days or more delinquent as a percentage of ending credit card receivables	1.8%	1.9%	2.6%
Allowance as a percentage of ending credit card receivables	3.7%	4.0%	5.5%
CREDIT TRENDS
During 2013, our delinquency and net write-off results continued to improve. Net write-offs in 2013 were $57, compared with $72 in 2012 and $114 in 2011. As delinquencies and net write-offs improved in both 2013 and 2012, we reduced our allowance for credit losses by $5 in 2013 and $30 in 2012.
CREDIT QUALITY
The quality of our credit card receivables at any time reflects, among other factors, general economic conditions, the creditworthiness of our cardholders and the success of our account management and collection activities. In general, credit quality tends to decline, and the risk of credit losses tends to increase, during periods of deteriorating economic conditions. Through our underwriting and risk management standards and practices, we seek to maintain a high-quality cardholder portfolio, thereby mitigating our exposure to credit losses. As of February 1, 2014, 78.1% of our credit card receivables were from cardholders with FICO scores of 660 or above (generally considered “prime” according to industry standards) compared with 78.3% as of February 2, 2013. See Note 3: Accounts Receivable in Item 8: Financial Statements and Supplementary Data for additional information.
Intercompany Merchant Fees
Intercompany merchant fees represent the estimated costs that would be incurred if our cardholders used third-party cards in our Nordstrom stores and online. In 2013, this estimate increased to $97 or 4.6% of average credit card receivables from $89 or 4.3% in 2012. This was primarily driven by the increased use of our credit and debit cards in store and online, as reflected by an increase in inside volume as a percent of total volume from 51.0% in 2012 to 53.6% in 2013.
Total Company Results
Interest Expense, Net

Fiscal year	2013	2012	2011
Interest on long-term debt and short-term borrowings	$176	$167	$139
Less:
Interest income	(1)	(2)	(2)
Capitalized interest	(14)	(5)	(7)
Interest expense, net	$161	$160	$130
INTEREST EXPENSE, NET – 2013 VS 2012
Interest expense, net increased $1 in 2013 compared with 2012 due to $14 in non-recurring charges related to the debt refinancing, partially offset by an increase in capitalized interest resulting primarily from planned capital investments related to our Manhattan store and accelerated Nordstrom Rack growth. See further discussion of our debt retirement and exchange transaction at Note 8: Debt and Credit Facilities in Item 8: Financial Statements and Supplementary Data.
INTEREST EXPENSE, NET – 2012 VS 2011
Interest expense, net increased $30 in 2012 compared with 2011 due to higher average interest rates and higher average debt balances.

Income Tax Expense

Fiscal year	2013	2012	2011
Income tax expense	$455	$450	$436
Effective tax rate	38.3%	38.0%	39.0%
The following table illustrates the components of our effective tax rate for 2013, 2012 and 2011:

Fiscal year	2013	2012	2011
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income taxes	3.6	3.6	3.6
Non-taxable acquisition-related items	—	—	0.6
Other, net	(0.3)	(0.6)	(0.2)
Effective tax rate	38.3%	38.0%	39.0%
INCOME TAX EXPENSE – 2013 VS 2012
The increase in the effective tax rate for 2013 compared with 2012 was primarily due to changes in our estimated state tax reserves.
INCOME TAX EXPENSE – 2012 VS 2011
The decrease in the effective tax rate for 2012 compared with 2011 was primarily due to the impact of non-taxable HauteLook acquisition-related expenses in 2011, including a goodwill impairment.
Fourth Quarter Results

Quarter ended	February 1, 2014	February 2, 2013
Net sales	$3,614	$3,596
Credit card revenues	97	102
Gross profit	1,345	1,357
Gross profit (% of net sales)	37.2%	37.8%
Retail SG&A expenses	(918)	(917)
Retail SG&A (% of net sales)	(25.4%)	(25.5%)
Credit expenses	(38)	(46)
Net earnings	268	284
Earnings per diluted share	$1.37	$1.40
Nordstrom’s fourth quarter performance reflected the trends we saw throughout the year. We continued to make progress executing our customer strategy through investments to drive growth across channels, while maintaining disciplined execution around inventory and expenses. Net earnings for the fourth quarter of 2013 were $268, or $1.37 per diluted share, compared with $284, or $1.40 per diluted share, in 2012. Earnings per diluted share for the fourth quarter of 2013 included $0.04 per diluted share of non-recurring expenses related to our debt refinancing. Additionally, the 53rd week in 2012 contributed approximately $0.04 to earnings per diluted share.

Nordstrom, Inc. and subsidiaries 23

NET SALES
Total net sales increased in the fourth quarter by 0.5% driven by a same-store sales increase of 2.6%, and partially offset by the impact of the 53rd week, which contributed approximately $162 in additional net sales in 2012.
Nordstrom net sales, which consist of the full-line and Direct businesses, for the fourth quarter of 2013 decreased $50, or 1.7% compared with the same period in 2012, while same-store sales increased 2.2%. Both the number of items sold and the average selling price of our merchandise on a same-store basis increased for the fourth quarter of 2013, compared with the same period last year. Category highlights for the quarter were Cosmetics, Accessories and Men's Shoes. Momentum continued in Women’s Apparel, which outperformed the Nordstrom average for the quarter.
Full-line net sales for the quarter decreased $171, or 7.1% compared with the same period in 2012, with a decrease in same-store sales of 3.3%. The top-performing geographic regions for full-line stores for the quarter were the Southwest and Southeast. Direct net sales increased $121 in the fourth quarter compared with the same period last year, while same-store sales increased 30% on top of last year’s 31% increase for the same period, driven by expanded merchandise selection and ongoing technology investments to enhance the customer experience.
Nordstrom Rack net sales for the quarter increased $71, or 10.2%, reflecting 22 new Nordstrom Rack store openings in 2013, while same-store sales increased 3.6% compared with the fourth quarter of 2012. Both the number of items sold and the average selling price of Nordstrom Rack merchandise on a same-store basis increased for the quarter, compared with the same period in the prior year. Accessories, Cosmetics and Shoes were the category highlights for Nordstrom Rack.
GROSS PROFIT
Our total company gross profit rate decreased 55 basis points compared with the same period in the prior year, primarily due to heightened promotional activity during the holidays and higher occupancy costs related to Nordstrom Rack’s accelerated store expansion. Sales per square foot decreased 2.4% compared with the same period in fiscal 2012, but increased 2.2% when excluding last year’s 53rd week. Ending inventory per square foot increased 9.4% compared with the same period in fiscal 2012, outpacing the adjusted increase in sales per square foot. This was primarily attributable to the planned investment in pack and hold inventory at Nordstrom Rack, which represented 11% of total inventory at the end of fiscal 2013, compared with 9% in fiscal 2012. The increase also reflected planned inventory increases in full-line stores to fuel growth in well-performing merchandise categories.
RETAIL SELLING, GENERAL & ADMINISTRATIVE EXPENSES
Our Retail SG&A rate decreased 8 basis points primarily due to lower selling expenses, partially offset by growth-related investments for the planned entry into Canada and for Nordstrom Rack’s accelerated store expansion. Selling, general and administrative expenses for our Retail Business increased $1 compared with last year’s fourth quarter. The increase was primarily attributable to higher fulfillment costs, partially offset by lower selling expenses and an additional week of expenses in 2012 due to the 53rd week.
CREDIT EXPENSES
In the fourth quarter, expenses for our Credit segment of $38 decreased from $46 in the prior year. The decrease was primarily driven by lower operational and marketing expenses from the conversion of our Nordstrom Rewards travel benefit into Nordstrom Notes during the fourth quarter of 2013.
For further information on our quarterly results in 2013 and 2012, refer to Note 17: Selected Quarterly Data in the Notes to Consolidated Financial Statements in Item 8: Financial Statements and Supplementary Data.

2014 Outlook
Our expectations for 2014 are as follows:

Total sales	5.5 to 7.5 percent increase
Same-store sales	2 to 4 percent increase
Credit card revenues	$0 to $5 increase
Gross profit rate[1]	10 to 30 basis point decrease
Selling, general and administrative expenses (% of net sales)	10 to 30 basis point increase
Interest expense, net	Approximately $25 decrease
Effective tax rate	39.0 percent
Earnings per diluted share[2]	$3.75 to $3.90
Diluted shares outstanding[2]	Approximately 196 million
1 Gross profit is calculated as net sales less cost of sales and related buying and occupancy costs (for all segments).
2 This outlook does not include the impact of any future share repurchases.
Capital expenditures, net of property incentives, of $840 to $880 million are expected in 2014, an increase from $714 in 2013. The majority of the increase represents investments to fuel online and Nordstrom Rack store growth in addition to our planned entry into Canada. To date in 2014, we have opened two Nordstrom Rack stores. We plan to open 27 Nordstrom Rack stores and three Nordstrom full-line stores in total during 2014. In February 2014, we announced our plans to close our full-line stores in Vancouver, Washington, and in Portland, Oregon, at the Lloyd Center, in January 2015. The planned net store openings are expected to increase our retail square footage by approximately 4.4%.
We expect our planned entry into Canada to decrease earnings primarily due to ongoing infrastructure and pre-opening expenses. The estimated loss before interest and taxes for Canada is expected to be approximately $35 in 2014, compared with a loss before interest and taxes of $14 in 2013. This guidance also incorporates Nordstrom Rack’s accelerated store expansion and increased technology investments to improve service and experience across all channels. These expenses are expected to contribute to our overall increase in depreciation and rent expense of 14% compared with 2013.
Interest expense, net is expected to decrease primarily due to a one-time charge of $14 related to the debt refinancing transaction in 2013.

Nordstrom, Inc. and subsidiaries 25

Return on Invested Capital (“ROIC”) (Non-GAAP financial measure)
We believe that ROIC is a useful financial measure for investors in evaluating the efficiency and effectiveness of our use of capital and believe ROIC is an important component of shareholders’ return over the long term. In addition, we incorporate ROIC in our executive incentive compensation measures. For the 12 fiscal months ended February 1, 2014, our ROIC decreased to 13.6% compared with 13.9% for the 12 fiscal months ended February 2, 2013. Our ROIC decreased compared with the prior year primarily due to an increase in our invested capital as a result of expansion into Manhattan and accelerated Nordstrom Rack store growth.
ROIC is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should be considered in addition to, and not as a substitute for, return on assets, net earnings, total assets or other financial measures prepared in accordance with GAAP. Our method of determining non-GAAP financial measures may differ from other companies’ methods and therefore may not be comparable to those used by other companies. The financial measure calculated under GAAP which is most directly comparable to ROIC is return on assets. The following is a reconciliation of the components of ROIC and return on assets:

	12 Fiscal months ended
	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010
Net earnings	$734	$735	$683	$613	$441
Add: income tax expense	455	450	436	378	255
Add: interest expense	162	162	132	128	138
Earnings before interest and income tax expense	1,351	1,347	1,251	1,119	834

Add: rent expense	125	105	78	62	43
Less: estimated depreciation on capitalized operating leases[1]	(67)	(56)	(42)	(32)	(23)
Net operating profit	1,409	1,396	1,287	1,149	854

Estimated income tax expense[2]	(539)	(530)	(501)	(439)	(313)
Net operating profit after tax	$870	$866	$786	$710	$541

Average total assets[3]	$8,398	$8,274	$7,890	$7,091	$6,197
Less: average non-interest-bearing current liabilities[4]	(2,430)	(2,262)	(2,041)	(1,796)	(1,562)
Less: average deferred property incentives[3]	(489)	(494)	(504)	(487)	(462)
Add: average estimated asset base of capitalized operating leases[5]	929	724	555	425	311
Average invested capital	$6,408	$6,242	$5,900	$5,233	$4,484

Return on assets	8.7%	8.9%	8.7%	8.6%	7.1%
ROIC	13.6%	13.9%	13.3%	13.6%	12.1%
1 Capitalized operating leases is our best estimate of the asset base we would record for our leases that are classified as operating if they had met the criteria for a capital lease, or we had purchased the property. Asset base is calculated as described in footnote 5 below.
2 Based upon our effective tax rate multiplied by the net operating profit for the 12 fiscal months ended February 1, 2014, February 2, 2013, January 28, 2012, January 29, 2011 and January 30, 2010.
3 Based upon the trailing 12-month average.
4 Based upon the trailing 12-month average for accounts payable, accrued salaries, wages and related benefits, and other current liabilities.
5 Based upon the trailing 12-month average of the monthly asset base. The asset base for each month is calculated as the trailing 12-months of rent expense multiplied by eight. The multiple of eight times rent expense is a commonly used method of estimating the asset base we would record for our capitalized operating leases described in footnote 1.

LIQUIDITY AND CAPITAL RESOURCES
We strive to maintain a level of liquidity sufficient to allow us to cover our seasonal cash needs and to maintain appropriate levels of short-term borrowings. We believe that our operating cash flows, available credit facilities and potential future borrowings are sufficient to finance our cash requirements for the next 12 months and beyond.
Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments. We believe that as of February 1, 2014, our existing cash and cash equivalents on-hand of $1,194, available credit facilities of $800 and potential future operating cash flows and borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives.
Operating Activities
Net cash provided by operating activities was $1,320 in 2013 and $1,110 in 2012. The majority of our operating cash inflows are derived from sales. We also receive cash payments for property incentives from developers. Our operating cash outflows generally consist of payments to our merchandise vendors (net of vendor allowances), payments to our employees for wages, salaries and other employee benefits and payments to our landlords for rent. Operating cash outflows also include payments for income taxes and interest payments on our short-term and long-term borrowings.
Cash provided by operating activities increased in 2013 compared with 2012, resulting from less state tax payments made in 2013 due to additional payments made in 2012 as a result of the 53rd week, along with increased property incentives received from developers and changes in working capital.
Investing Activities
Net cash used in investing activities was $822 in 2013 and $369 in 2012. Our investing cash flows primarily consist of capital expenditures, changes in restricted cash accumulated for debt maturities and changes in credit card receivables associated with cardholder purchases outside of Nordstrom using our Nordstrom VISA credit cards.
CAPITAL EXPENDITURES
Our capital expenditures over the last three years totaled $1,827, with $803 in 2013, $513 in 2012 and $511 in 2011.
Capital expenditures increased in 2013 compared with 2012 as we continued to make progress executing our customer strategy through increased investments in technology, e-commerce, remodels and new stores, including Nordstrom Rack and our Manhattan full-line store. The following table summarizes our store count and square footage activity:

	Store count			Square footage
Fiscal year	2013	2012	2011	2013	2012	2011
Total, beginning of year	240	225	204	25.3	24.7	23.8
Store openings:
Nordstrom full-line stores	—	1	3	—	0.1	0.4
Nordstrom Rack and other stores	22	15	19	0.7	0.6	0.7
Closed stores	(2)	(1)	(1)	—	(0.1)	(0.2)
Total, end of year	260	240	225	26.0	25.3	24.7
We relocated one Nordstrom full-line store and two Nordstrom Rack stores in 2013, compared with three Nordstrom Rack relocations in 2012. Our 2013 new store openings and relocations increased our square footage by 2.9%.
To date in 2014, we have opened two Nordstrom Rack stores. We plan to open 27 Nordstrom Rack stores and three full-line stores in 2014. In February 2014, we announced our plans to close our full-line stores in Vancouver, Washington, and in Portland, Oregon, at the Lloyd Center, in January 2015. The planned net store openings are expected to increase our retail square footage by approximately 4.4%.

Nordstrom, Inc. and subsidiaries 27

We received property incentives from our developers of $89 in 2013, $58 in 2012 and $78 in 2011. These incentives are included in our cash provided by operations in our Consolidated Statements of Cash Flows in Item 8: Financial Statements and Supplementary Data. However, operationally we view these as an offset to our capital expenditures. Our capital expenditure percentages, net of property incentives, by category are summarized as follows:

Fiscal year	2013	2012	2011
Category and expenditure percentage:
New store openings, relocations and remodels	62%	54%	62%
Information technology	27%	27%	20%
Other	11%	19%	18%
Total	100%	100%	100%
Other capital expenditures consist of ongoing improvements to our stores in the ordinary course of business and expenditures related to various growth initiatives.
We expect to significantly increase our capital expenditures, net of property incentives, over the next five years to approximately $3,900, compared with $2,200 over the previous five years. We plan to spend approximately $840 to $880 in 2014 compared with $714 in 2013. Both of these increases are primarily due to technology initiatives and our planned entrance into new markets such as Canada, as well as new Nordstrom Rack and full-line stores. In addition, the growth in capital expenditures over the next five years includes costs for our Manhattan store. Over these next five years, we expect that approximately 44% of our net capital expenditures will be for new store openings, relocations, remodels and other with an additional 24% for entry into Canada and Manhattan, and 32% for e-commerce and information technology. We believe that we have the capacity for additional capital investments should opportunities arise.
CHANGE IN RESTRICTED CASH
In connection with the $500 debt maturity in the first quarter of 2012, we began making required monthly cash deposits of $100 into a restricted account in December 2011 until we accumulated $500 by April 2012 to retire the debt. As of January 28, 2012, we had accumulated $200. During the first quarter of 2012, the net amount withdrawn from restricted cash of $200 was recorded as cash received from investing activities.
CHANGE IN CREDIT CARD RECEIVABLES ORIGINATED AT THIRD PARTIES
The Nordstrom VISA credit cards allow our customers to make purchases at merchants outside of our stores and accumulate points for our Nordstrom Rewards program. In 2013, the change in credit card receivables from customers’ third-party purchases using their Nordstrom VISA credit cards decreased to $6, compared with $42 in 2012, as payment rates slightly increased in 2013, and VISA credit card volume remained relatively consistent with 2012. In 2012, there was a $204 increase in VISA credit card volume compared with 2011.
Financing Activities
Net cash used in financing activities was $589 in 2013 compared with $1,333 in 2012. Our financing activities include our short-term and long-term borrowing activity, repurchases of common stock and payment of dividends.
SHORT-TERM AND LONG-TERM BORROWING ACTIVITY
In the fourth quarter of 2013, we issued $665 of 5.00% senior unsecured notes due January 2044 (“2044 Notes”). We used $400 of the proceeds to retire all 6.75% senior unsecured notes due June 2014. We exchanged $201 of the 7.00% senior unsecured notes due January 2038 (“2038 Notes”) for $265 of the 2044 Notes. The $64 in excess of the outstanding principal of 2038 Notes relates to the lower interest rate and longer maturity of the new 2044 Notes, and we recorded it as part of the discount to be amortized over the term of the 2044 Notes. As of February 1, 2014, we had $595 of outstanding 2044 Notes, net of a $70 discount. The 2044 Notes exchanged for the 2038 Notes and the related discounts represented a non-cash activity of $201 that had no impact to our 2013 Consolidated Statements of Cash Flows for the year ended February 1, 2014. See Note 8: Debt and Credit Facilities in Item 8: Financial Statements and Supplementary Data for additional information.

During 2012, we retired our $500 securitized Series 2007-2 Class A & B Notes upon maturity in April 2012 using accumulated restricted cash described in Investing Activities above.
During 2011, we issued $500 of senior unsecured notes at 4.00%, due October 2021. After deducting the original issue discount of $1, net proceeds from the offering were $499. Additionally, we issued $325 Series 2011-1 Class A Notes at 2.28%, due October 2016.
Also in 2011, we received proceeds of $72 from the sale of our interest rate swap agreements (collectively, the “swap”) with a $650 notional amount maturing in 2018. We recorded the $72 on the sale date as an accumulated adjustment to our long-term debt, which will be amortized as a reduction of interest expense over the remaining life of the debt. As of February 1, 2014, the accumulated adjustment to our long-term debt was $48. See Note 1: Nature of Operations and Summary of Significant Accounting Policies and Note 8: Debt and Credit Facilities in Item 8: Financial Statements and Supplementary Data for additional information related to our swap.

SHARE REPURCHASES
In February 2013, our Board of Directors authorized a new program to repurchase up to $800 of our outstanding common stock, through March 1, 2015, in addition to the remaining amount available for repurchase under previously authorized programs. During 2013, we repurchased 9.1 shares of our common stock for an aggregate purchase price of $523. As of February 1, 2014, we had $670 remaining in share repurchase capacity. The actual number and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission rules.
DIVIDENDS
In 2013, we paid dividends of $234, or $1.20 per share, compared with $220, or $1.08 per share, in 2012. During the first quarter of 2013, we increased our quarterly dividend from $0.27 per share to $0.30 per share. In determining the amount of dividends to pay, we analyze our dividend payout ratio and dividend yield, while taking into consideration our current and projected operating performance and liquidity. We target a 30% to 35% dividend payout ratio, which is calculated as our dividend payments divided by net earnings.
In February 2014, we declared a quarterly dividend of $0.33 per share, increased from a quarterly dividend of $0.30 per share in 2013.
Free Cash Flow (Non-GAAP financial measure)
Free Cash Flow is one of our key liquidity measures, and when used in conjunction with GAAP measures, provides investors with a meaningful analysis of our ability to generate cash from our business. For the year ended February 1, 2014, Free Cash Flow decreased to $324 compared with $340 for the year ended February 2, 2013, primarily due to an increase in capital expenditures related to the execution of our customer strategy.
Free Cash Flow is not a measure of financial performance under GAAP and should be considered in addition to, and not as a substitute for, operating cash flows or other financial measures prepared in accordance with GAAP. Our method of determining non-GAAP financial measures may differ from other companies’ methods and therefore may not be comparable to those used by other companies. The financial measure calculated under GAAP which is most directly comparable to Free Cash Flow is net cash provided by operating activities. The following is a reconciliation of net cash provided by operating activities to Free Cash Flow:

Fiscal year	2013	2012
Net cash provided by operating activities	$1,320	$1,110
Less: capital expenditures	(803)	(513)
Less: cash dividends paid	(234)	(220)
Less: change in credit card receivables originated at third parties	(6)	(42)
Add: change in cash book overdrafts	47	5
Free Cash Flow	$324	$340

Net cash used in investing activities	($822)	($369)
Net cash used in financing activities	($589)	($1,333)
Credit Capacity and Commitments
As of February 1, 2014, we had total short-term borrowing capacity available for general corporate purposes of $800.
In March 2013, we terminated both our $600 unsecured revolving credit facility that was scheduled to expire in June 2016, and our $200 2007-A Variable Funding Note that was scheduled to expire in January 2014. We replaced these with a new five-year $800 senior unsecured revolving credit facility (“revolver”) that expires in March 2018. Also in March 2013, our wholly owned subsidiary Nordstrom fsb terminated its $100 variable funding facility.
Under the terms of our new revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The new revolver is available for working capital, capital expenditures and general corporate purposes and backs our commercial paper program. We have the option to increase the revolving commitment by up to $200, to a total of $1,000, provided that we obtain written consent from the lenders.
Our $800 commercial paper program allows us to use the proceeds to fund operating cash requirements. Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. The issuance of commercial paper has the effect, while it is outstanding, of reducing borrowing capacity under our revolver by an amount equal to the principal amount of commercial paper.
During 2013, we had no issuances under our commercial paper program and no borrowings under our new revolver, the terminated $600 credit facility, or the terminated Nordstrom fsb credit facility. During 2012, we had no issuances under our commercial paper program and no borrowings under our $600 credit facility, the $200 Variable Funding Note, or the $100 Nordstrom fsb credit facility.

Nordstrom, Inc. and subsidiaries 29

In November 2013, our wholly owned subsidiary in Puerto Rico entered into a $52 unsecured borrowing facility that expires in November 2018 to support our expansion into that market. We borrowed $2 against this facility during 2013.
We have a registration statement on file with the Securities and Exchange Commission using a “shelf” registration process. Under this shelf registration process, we may offer and sell, from time to time, any combination of the securities described in a prospectus to the registration statement, including registered debt, provided we maintain Well-known Seasoned Issuer (“WKSI”) status.
We maintain trade and standby letters of credit to facilitate international payments. As of February 1, 2014, we have $8 available under a trade letter of credit, with $3 outstanding, and $15 available under the standby letter of credit, with $2 outstanding at the end of the year.
As of February 1, 2014, we had approximately $125 of fee interest in our Manhattan full-line store subject to lien. We have committed to make future installment payments based on the developer of the property meeting construction and development milestones. Our fee interest in the property is subject to lien until project completion or fulfillment of our existing installment payment commitment.
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
Should the ratings assigned to our long-term unsecured debt improve, the applicable margin associated with any such borrowings may decrease, resulting in a slightly lower borrowing cost under this facility. Should the ratings assigned to our long-term unsecured debt worsen, the applicable margin associated with our borrowings may increase, resulting in a slightly higher borrowing cost under this facility.
Debt Covenants
The new revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) leverage ratio of less than four times (see the following additional discussion of Adjusted Debt to EBITDAR).
As of February 1, 2014 and February 2, 2013, we were in compliance with this covenant. We will continue to monitor this covenant and believe that we will remain in compliance with this covenant during 2014.

Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our goal is to manage debt levels to maintain an investment-grade credit rating and operate with an efficient capital structure. In evaluating our debt levels, this measure provides a reflection of our credit worthiness that could impact our credit rating and cost of capital. We also have a debt covenant that requires an adjusted debt to EBITDAR leverage ratio of less than four times. As of February 1, 2014 and February 2, 2013, our Adjusted Debt to EBITDAR was 2.1.
Adjusted Debt to EBITDAR is not a measure of financial performance under GAAP and should be considered in addition to, and not as a substitute for, debt to net earnings, net earnings, debt or other financial measures prepared in accordance with GAAP. Our method of determining non-GAAP financial measures may differ from other companies’ methods and therefore may not be comparable to those used by other companies. The financial measure calculated under GAAP which is most directly comparable to Adjusted Debt to EBITDAR is debt to net earnings. The following is a reconciliation of the components of Adjusted Debt to EBITDAR and debt to net earnings:

	2013[1]	2012[1]
Debt	$3,113	$3,131
Add: estimated capitalized operating lease liability[2]	999	843
Less: fair value hedge adjustment included in long-term debt	(48)	(60)
Adjusted Debt	$4,064	$3,914

Net earnings	734	735
Add: income tax expense	455	450
Add: interest expense, net	161	160
Earnings before interest and income taxes	1,350	1,345

Add: depreciation and amortization expenses	454	429
Add: rent expense	125	105
Add: non-cash acquisition-related charges	8	10
EBITDAR	$1,937	$1,889

Debt to Net Earnings	4.2	4.3
Adjusted Debt to EBITDAR	2.1	2.1

[1]	The components of Adjusted Debt are as of February 1, 2014 and February 2, 2013, while the components of EBITDAR are for the 12 months ended February 1, 2014 and February 2, 2013.

[2]
Based upon the estimated lease liability as of the end of the period, calculated as the trailing 12 months of rent expense multiplied by eight. The multiple of eight times rent expense is a commonly used method of estimating the debt we would record for our leases that are classified as operating if they had met the criteria for a capital lease, or we had purchased the property.

Nordstrom, Inc. and subsidiaries 31

Contractual Obligations
The following table summarizes our contractual obligations and the expected effect on our liquidity and cash flows as of February 1, 2014. We expect to fund these commitments primarily with operating cash flows generated in the normal course of business and credit available to us under existing and potential future facilities.

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt	$5,169	$165	$654	$924	$3,426
Capital lease obligations	9	2	4	3	—
Operating leases	1,995	177	389	375	1,054
Purchase obligations	2,125	1,450	217	358	100
Other long-term liabilities	290	—	51	34	205
Total	$9,588	$1,794	$1,315	$1,694	$4,785
Included in the required debt repayments disclosed above are estimated total interest payments of $2,035 as of February 1, 2014, payable over the remaining life of the debt.
The capital and operating lease obligations in the table above do not include payments for operating expenses that are required by most of our lease agreements. Such expenses, which include common area charges, real estate taxes and other executory costs, totaled $81 in 2013, $74 in 2012 and $69 in 2011. In addition, some of our leases require additional rental payments based on a percentage of our sales, referred to as “percentage rent.” Percentage rent, which is also excluded from the obligations in the table above, was $14 in 2013, $14 in 2012 and $12 in 2011.
Purchase obligations primarily consist of purchase orders for unreceived goods or services and capital expenditure commitments, including our Manhattan store.
Other long-term liabilities consist of workers’ compensation and general liability insurance reserves and postretirement benefits. The payment amounts presented above were estimated based on historical payment trends. Other long-term liabilities not requiring cash payments, such as deferred property incentives and deferred revenue, were excluded from the table above. Also excluded from the table above are unrecognized tax benefits of $13, as we are unable to reasonably estimate the timing of future cash payments, if any, for these liabilities.
Off-Balance Sheet Arrangements
We enter into commitments to extend credit to customers through our Nordstrom credit cards. The unused credit card capacity available to our customers represents an off-balance sheet commitment. As of February 1, 2014, this unfunded commitment was $15,140.
Other than operating leases entered into in the normal course of business, we had no material off-balance sheet arrangements during 2013.
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
We believe the allowance for credit losses is adequate to cover anticipated losses in our credit card receivables under current conditions; however, significant deterioration in any of the factors mentioned above could materially change these expectations. During 2013, our delinquency and net write-off results continued to improve. As a result, we reduced our allowance for credit losses by $5 during 2013, from $85 to $80, and by $30 in 2012, from $115 to $85. A 10% change in our allowance for credit losses would have affected net earnings by approximately $5 for the fiscal year ended February 1, 2014.

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
Although we believe we have sufficient current and historical knowledge to record reasonable estimates of sales returns, there is a possibility that actual returns could differ from recorded amounts. In the past three years, there were no significant changes in customer behavior and we have made no material changes to our estimates included in the calculations of our sales return reserve. A 10% change in the sales return reserve would have had an $8 impact on our net earnings for the year ended February 1, 2014.
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
We do not believe that the assumptions used in these estimates will change significantly based on prior experience. In the past three years, we have made no material changes to our estimates included in the calculations of the obsolescence reserve. A 10% change in the obsolescence reserve would have had no material impact on our net earnings for the year ended February 1, 2014.
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
As part of our impairment testing, we utilize certain assumptions and apply judgment regarding a number of factors. Significant estimates in the market approach include identifying similar companies and acquisitions with comparable business factors such as size, growth, profitability, risk and return of investment and assessing comparable earnings or revenue multiples in estimating the fair value of the reporting unit. Assumptions in the income approach include future cash flows for the business, future growth rates and discount rates. Estimates of cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. For Nordstrom.com and Jeffrey, the fair values substantially exceeded carrying values and therefore we had no goodwill impairment in 2013, 2012 or 2011. In 2011, the year we acquired HauteLook, we recorded a goodwill impairment loss of $25. In 2013 and 2012, our testing indicated that the fair value of HauteLook substantially exceeded the carrying value, and therefore we did not record goodwill impairment for 2013 or 2012. A 10% change in the fair value of any of our reporting units would not have had an impact on our net earnings for the fiscal year ended February 1, 2014.
Income Taxes
We regularly evaluate the likelihood of realizing the benefit for income tax positions we have taken in various federal, state and foreign filings by considering all relevant facts, circumstances and information available to us. If we believe it is more likely than not that our position will be sustained, we recognize a benefit at the largest amount that we believe is cumulatively greater than 50% likely to be realized. Our unrecognized tax benefit was $14 as of February 1, 2014 and $15 as of February 2, 2013.
Unrecognized tax benefits require significant management judgment regarding applicable statutes and their related interpretation, the status of various income tax audits and our particular facts and circumstances. Also, as audits are completed or statutes of limitations lapse, it may be necessary to record adjustments to our taxes payable, deferred taxes, tax reserves or income tax expense. Such adjustments did not materially impact our effective income tax rate in 2013 or 2012.

Nordstrom, Inc. and subsidiaries 33

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Dollars in millions
INTEREST RATE RISK
We are exposed to interest rate risk primarily from changes in short-term interest rates. As of February 1, 2014, we had cash and cash equivalents of $1,194, which generate interest income at variable rates, and gross credit card receivables of $2,184, which generate finance charge income at a combination of fixed and variable rates. Interest rate fluctuations can affect our interest income, credit card revenues and interest expense. See Note 3: Accounts Receivable in Item 8: Financial Statements and Supplementary Data for additional information.
We use sensitivity analyses to measure and assess our interest rate risk exposure. For purposes of presenting the potential earnings effect of a reasonably possible hypothetical change in interest rates from our reporting date, we utilized two sensitivity scenarios: (i) linear growth of approximately 225 basis points over the year and (ii) linear decline of approximately 15 basis points over the year, due to the fact that current interest rates are near historically low levels. Other key parameters and assumptions in our sensitivity analyses include the average cash and cash equivalents balance, average credit card receivables balance and no new floating rate debt. The first hypothetical scenario would result in an approximate $21 increase in future earnings, while the second hypothetical scenario would not have a material effect on future earnings.
For our long-term fixed-rate debt of $3,113, our exposure to interest rate risk is limited to changes in the fair value of our debt. As our debt is fixed-rate, changes in interest rates do not impact our cash flows, however, changes in interest rates increase or decrease the fair value of our debt, depending on whether market rates are lower or higher than our fixed-rates. As of February 1, 2014, the fair value of our fixed-rate debt was $3,511. See Note 8: Debt and Credit Facilities and Note 9: Fair Value Measurements in Item 8: Financial Statements and Supplementary Data for additional information.
FOREIGN CURRENCY EXCHANGE RISK
The majority of our revenues, expenses and capital expenditures are transacted in U.S. dollars. However, we periodically enter into merchandise purchase orders denominated primarily in British Pounds or Euros. From time to time, we may use forward contracts to hedge against fluctuations in foreign currency prices. As of February 1, 2014, our outstanding forward contracts did not have a material impact on our consolidated financial statements.
We have announced plans to open six full-line stores in Canada beginning in 2014. The functional currency of our Canadian operations is the Canadian dollar. We translate assets and liabilities into U.S. dollars using the exchange rate in effect at the balance sheet date, while we translate revenues and expenses using a weighted-average exchange rate for the period. We record these translation adjustments as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets in Item 8: Financial Statements and Supplementary Data. In addition, our U.S. operations incurred certain expenditures denominated in Canadian dollars, and our Canadian operations incurred certain expenditures denominated in U.S. dollars. This activity results in transaction gains and losses that arise from exchange rate fluctuations and are recorded as gains or losses in the Consolidated Statements of Earnings in Item 8: Financial Statements and Supplementary Data. As of February 1, 2014, activities associated with the future store openings have not had a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Nordstrom, Inc.
Seattle, Washington
We have audited the accompanying consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the “Company”) as of February 1, 2014 and February 2, 2013, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended February 1, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nordstrom, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Seattle, Washington
March 17, 2014

Nordstrom, Inc. and subsidiaries 35

Nordstrom, Inc.
Consolidated Statements of Earnings
In millions except per share amounts

Fiscal year	2013	2012	2011
Net sales	$12,166	$11,762	$10,497
Credit card revenues	374	372	363
Total revenues	12,540	12,134	10,860
Cost of sales and related buying and occupancy costs	(7,737)	(7,432)	(6,592)
Selling, general and administrative expenses	(3,453)	(3,357)	(3,019)
Earnings before interest and income taxes	1,350	1,345	1,249
Interest expense, net	(161)	(160)	(130)
Earnings before income taxes	1,189	1,185	1,119
Income tax expense	(455)	(450)	(436)
Net earnings	$734	$735	$683

Earnings per share:
Basic	$3.77	$3.62	$3.20
Diluted	$3.71	$3.56	$3.14
Weighted-average shares outstanding:
Basic	194.5	203.0	213.5
Diluted	197.7	206.7	217.7
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Consolidated Statements of Comprehensive Earnings
In millions

Fiscal year	2013	2012	2011
Net earnings	$734	$735	$683
Postretirement plan adjustments, net of tax of ($6), $1 and $10	10	(2)	(16)
Foreign currency translation adjustment	(2)	—	—
Comprehensive net earnings	$742	$733	$667
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Consolidated Balance Sheets
In millions

	February 1, 2014	February 2, 2013
Assets
Current assets:
Cash and cash equivalents	$1,194	$1,285
Accounts receivable, net	2,177	2,129
Merchandise inventories	1,531	1,360
Current deferred tax assets, net	239	227
Prepaid expenses and other	87	80
Total current assets	5,228	5,081

Land, buildings and equipment, net	2,949	2,579
Goodwill	175	175
Other assets	222	254
Total assets	$8,574	$8,089

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,263	$1,011
Accrued salaries, wages and related benefits	395	404
Other current liabilities	876	804
Current portion of long-term debt	7	7
Total current liabilities	2,541	2,226

Long-term debt, net	3,106	3,124
Deferred property incentives, net	498	485
Other liabilities	349	341

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 191.2 and 197.0 shares issued and outstanding	1,827	1,645
Retained earnings	292	315
Accumulated other comprehensive loss	(39)	(47)
Total shareholders’ equity	2,080	1,913
Total liabilities and shareholders’ equity	$8,574	$8,089
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc. and subsidiaries 37

Nordstrom, Inc.
Consolidated Statements of Shareholders’ Equity
In millions except per share amounts

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at January 29, 2011	218.0	$1,168	$882	($29)	$2,021
Net earnings	—	—	683	—	683
Other comprehensive earnings	—	—	—	(16)	(16)
Dividends ($0.92 per share)	—	—	(197)	—	(197)
Issuance of common stock for HauteLook acquisition	3.5	148	—	—	148
Issuance of common stock under stock compensation plans	3.4	95	—	—	95
Stock-based compensation	1.2	73	—	—	73
Repurchase of common stock	(18.5)	—	(851)	—	(851)
Balance at January 28, 2012	207.6	$1,484	$517	($45)	$1,956
Net earnings	—	—	735	—	735
Other comprehensive earnings	—	—	—	(2)	(2)
Dividends ($1.08 per share)	—	—	(220)	—	(220)
Issuance of common stock under stock compensation plans	3.3	114	—	—	114
Stock-based compensation	0.1	47	—	—	47
Repurchase of common stock	(14.0)	—	(717)	—	(717)
Balance at February 2, 2013	197.0	$1,645	$315	($47)	$1,913
Net earnings	—	—	734	—	734
Other comprehensive earnings	—	—	—	8	8
Dividends ($1.20 per share)	—	—	(234)	—	(234)
Issuance of common stock under stock compensation plans	3.2	124	—	—	124
Stock-based compensation	0.1	58	—	—	58
Repurchase of common stock	(9.1)	—	(523)	—	(523)
Balance at February 1, 2014	191.2	$1,827	$292	($39)	$2,080
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Consolidated Statements of Cash Flows
In millions

Fiscal year	2013	2012	2011
Operating Activities
Net earnings	$734	$735	$683
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses	454	429	371
Amortization of deferred property incentives and other, net	(58)	(63)	(46)
Deferred income taxes, net	12	22	14
Stock-based compensation expense	58	53	50
Tax benefit from stock-based compensation	21	23	20
Excess tax benefit from stock-based compensation	(23)	(24)	(22)
Bad debt expense	52	42	84
Change in operating assets and liabilities:
Accounts receivable	(93)	(99)	(81)
Merchandise inventories	(157)	(170)	(137)
Prepaid expenses and other assets	(6)	5	—
Accounts payable	167	48	54
Accrued salaries, wages and related benefits	(12)	13	6
Other current liabilities	60	36	95
Deferred property incentives	89	58	78
Other liabilities	22	2	8
Net cash provided by operating activities	1,320	1,110	1,177

Investing Activities
Capital expenditures	(803)	(513)	(511)
Change in restricted cash	—	200	(200)
Change in credit card receivables originated at third parties	(6)	(42)	(7)
Other, net	(13)	(14)	(10)
Net cash used in investing activities	(822)	(369)	(728)

Financing Activities
Proceeds from long-term borrowings, net of discounts	399	—	824
Principal payments on long-term borrowings	(407)	(506)	(6)
Proceeds from sale of interest rate swap	—	—	72
Increase (decrease) in cash book overdrafts	47	5	(30)
Cash dividends paid	(234)	(220)	(197)
Payments for repurchase of common stock	(515)	(725)	(840)
Proceeds from issuances under stock compensation plans	103	91	76
Excess tax benefit from stock-based compensation	23	24	22
Other, net	(5)	(2)	1
Net cash used in financing activities	(589)	(1,333)	(78)

Net (decrease) increase in cash and cash equivalents	(91)	(592)	371
Cash and cash equivalents at beginning of year	1,285	1,877	1,506
Cash and cash equivalents at end of year	$1,194	$1,285	$1,877

Supplemental Cash Flow Information
Cash paid during the year for:
Interest (net of capitalized interest)	$170	$169	$124
Income taxes (net of refunds)	$445	$429	$398

Non-cash investing and financing activities:
Debt exchange	$201	$—	$—
Issuance of common stock for HauteLook acquisition	$—	$—	$148
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc. and subsidiaries 39

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Founded in 1901 as a shoe store in Seattle, Washington, today Nordstrom, Inc. is a leading fashion specialty retailer that offers customers a well-edited selection of high-quality fashion brands focused on apparel, shoes, cosmetics and accessories for men, women and children. This breadth of merchandise allows us to serve a wide range of customers who appreciate quality fashion and a superior shopping experience. We offer a wide selection of high-quality brand name and private label merchandise through multiple retail channels, including 117 “Nordstrom” branded full-line stores and our online store at Nordstrom.com (collectively, “Nordstrom”), 140 off-price “Nordstrom Rack” stores, our “HauteLook” online private sale subsidiary, two “Jeffrey” boutiques and one “Last Chance” clearance store. Our stores are located in 35 states throughout the U.S.
Through our Credit segment, we provide our customers with a variety of payment products and services, including a Nordstrom private label card, two Nordstrom VISA credit cards and a debit card for Nordstrom purchases. These products also allow our customers to participate in our loyalty program, which is designed to increase customer visits and spending. Although the primary purposes of our Credit segment are to foster greater customer loyalty and drive more sales, we also generate revenues from finance charges and other fees on these cards and, on a consolidated basis, we avoid costs that would be incurred if our customers used third-party cards.
Fiscal Year
We operate on a 52/53-week fiscal year ending on the Saturday closest to January 31st. References to 2013 and all years except 2012 within this document are based on a 52-week fiscal year, while 2012 is based on a 53-week fiscal year.
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

Fiscal year	2013	2012	2011
Allowance at beginning of year	$116	$103	$85
Additions	1,880	1,724	1,411
Returns, net[1]	(1,868)	(1,711)	(1,393)
Allowance at end of year	$128	$116	$103
1 Returns, net consist of actual returns offset by the value of the merchandise returned and any sales commission reversed.
Credit Card Revenues
Credit card revenues include finance charges, late fees and other revenue generated by our combined Nordstrom private label card and Nordstrom VISA credit card programs, and interchange fees generated by the use of Nordstrom VISA cards at third-party merchants. Finance charges and late fees are assessed according to the terms of the related cardholder agreements and recognized as revenue when earned. Credit card revenues are recorded net of estimated uncollectible finance charges and fees.
Cost of Sales
Cost of sales includes the purchase cost of inventory sold (net of vendor allowances), in-bound freight and certain costs of loyalty program benefits related to our credit and debit cards.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts

Loyalty Program
Customers who use our Nordstrom private label credit or debit card or our Nordstrom VISA credit cards can participate in the Nordstrom Rewards program through which customers accumulate points based on their level of spending. Upon reaching a certain points threshold, customers receive Nordstrom Notes, which can be redeemed for goods or services at Nordstrom full-line stores, Nordstrom Rack stores and online at Nordstrom.com. Nordstrom Rewards customers receive reimbursements for alterations and personal triple points days, in addition to early access to sales events. With increased spending, they can receive additional amounts of these benefits as well as access to exclusive fashion and shopping events.
We estimate the net cost of Nordstrom Notes that will be issued and redeemed, and record this cost as rewards points are accumulated. These costs, as well as reimbursed alterations, are recorded in cost of sales given that we provide customers with products and services for these rewards. Other costs of the loyalty program, including shipping and fashion events, are recorded in selling, general and administrative expenses.
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
We receive incentives from landlords to construct stores in certain developments. These property incentives are recorded as a deferred credit and recognized as a reduction of rent expense on a straight-line basis over the lease term. At the end of 2013 and 2012, the deferred credit balance was $561 and $544.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of compensation and benefit costs (other than those included in buying and occupancy costs), advertising, shipping and handling costs, bad debt expense related to our credit card operations and other miscellaneous expenses.
Advertising
Advertising production costs for Internet, magazines, store events and other media are expensed the first time the advertisement is run. Online marketing costs are expensed when incurred. Total advertising expenses, net of vendor allowances, of $167, $161 and $128 in 2013, 2012 and 2011 were included in selling, general and administrative expenses.
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

Fiscal year	2013	2012	2011
Cosmetic selling expenses	$137	$137	$128
Purchase price adjustments	143	125	108
Cooperative advertising and promotion	103	92	78
Other	6	3	2
Total vendor allowances	$389	$357	$316

Nordstrom, Inc. and subsidiaries 41

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts

Shipping and Handling Costs
Our shipping and handling costs include payments to third-party shippers and costs to hold, move and prepare merchandise for shipment. These costs do not include in-bound freight to our distribution centers, which we include in the cost of our inventory. Shipping and handling costs of $267, $240 and $178 in 2013, 2012 and 2011 were included in selling, general and administrative expenses.
Stock-Based Compensation
We recognize stock-based compensation expense related to stock options at their estimated grant date fair value, recorded on a straight-line basis over the requisite service period. The total compensation expense is reduced by estimated forfeitures expected to occur over the vesting period of the award. We estimate the grant date fair value of stock options using the Binomial Lattice option valuation model. Stock-based compensation expense also includes amounts related to HauteLook stock compensation based on the grant date fair value, along with performance share units and our Employee Stock Purchase Plan, which are based on their fair values as of the end of each reporting period.
New Store Opening Costs
Non-capital expenditures associated with opening new stores, including marketing expenses, relocation expenses and temporary occupancy costs, are charged to expense as incurred. These costs are included in both buying and occupancy costs and selling, general and administrative expenses according to their nature as disclosed above.
Gift Cards
We recognize revenue from the sale of gift cards when the gift card is redeemed by the customer, or we recognize breakage income when the likelihood of redemption, based on historical experience, is deemed to be remote. Based on an analysis of our program since its inception in 1999, we determined that balances remaining on cards issued beyond five years are unlikely to be redeemed and therefore may be recognized as income. Breakage income was $9, $10 and $9 in 2013, 2012 and 2011. To date, our breakage rate is approximately 3.0% of the amount initially issued as gift cards. Gift card breakage income is included in selling, general and administrative expenses in our Consolidated Statements of Earnings. We had outstanding gift card liabilities of $255 and $231 at the end of 2013 and 2012, which are included in other current liabilities.
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
Comprehensive Net Earnings
Comprehensive net earnings consists of net earnings and other gains and losses affecting equity that are excluded from net earnings. These consist of postretirement plan adjustments, net of related income tax effects and foreign currency translation gains and losses.
Cash Equivalents
Cash equivalents are short-term investments with a maturity of three months or less from the date of purchase and are carried at amortized cost, which approximates fair value. Our cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable at the end of 2013 and 2012 included $133 and $86 of checks not yet presented for payment drawn in excess of our bank deposit balances.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts

Accounts Receivable
Accounts receivable includes credit card receivables from our Nordstrom private label and VISA credit cards, as well as credit and debit card receivables due from third-parties. We record credit card receivables on our Consolidated Balance Sheets at the outstanding balance, net of an allowance for credit losses. The allowance for credit losses reflects our best estimate of the losses inherent in our receivables as of the balance sheet date, including uncollectible finance charges and fees. We estimate such credit losses based on several factors, including historical aging and delinquency trends, write-off experience, concentration and risk metrics and general economic conditions. For purposes of determining impairment and recording the associated allowance for credit losses, we evaluate our credit card receivables on a collective basis as they are composed of large groups of smaller-balance homogeneous loans and, therefore, are not individually evaluated for impairment. We record estimated uncollectible principal balances to bad debt expense while estimated uncollectible finance charges and fees result in a reduction of credit card revenue. Credit card receivables constitute unsecured consumer loans, for which the risk of cardholder default and associated credit losses tend to increase as general economic conditions deteriorate.
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
Our Nordstrom private label credit card can be used only at Nordstrom full-line stores, Nordstrom Rack stores and online at Nordstrom.com, while our Nordstrom VISA cards allow our customers the option of using the cards for purchases of Nordstrom merchandise and services, as well as for purchases outside of Nordstrom. Cash flows from the use of both the private label and Nordstrom VISA credit cards for sales originating at our stores and our website are treated as an operating activity within the Consolidated Statements of Cash Flows, as they relate to sales at Nordstrom. Cash flows arising from the use of Nordstrom VISA cards outside of our stores are treated as an investing activity within the Consolidated Statements of Cash Flows, as they represent loans made to our customers for purchases at third parties.
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

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts

Goodwill, Intangible Assets and Long-Lived Assets
Goodwill represents the excess of acquisition cost over the fair value of the related net assets acquired, and is not subject to amortization. As of February 1, 2014, we had HauteLook goodwill of $121 and Nordstrom.com and Jeffrey goodwill of $53. We review our goodwill annually for impairment, or when circumstances indicate its carrying value may not be recoverable. We review our HauteLook goodwill as of the first day of the fourth quarter and review our Nordstrom.com and Jeffrey goodwill on the first day of the first quarter. We perform this evaluation at the reporting unit level, comprised of the principal business units within our Retail segment, through the application of a two-step fair value test. The first step compares the carrying value of the reporting unit to its estimated fair value, which is based on the expected present value of future cash flows (income approach), comparable public companies and acquisitions (market approach), or a combination of both. If fair value is lower than the carrying value, then a second step is performed to quantify the amount of the impairment. To assess the fair value of our HauteLook goodwill, we utilize both an income approach and a market approach. To determine the fair value of goodwill related to Nordstrom.com and Jeffrey, we utilize a market approach.
When facts and circumstances indicate that the carrying values of long-lived assets, including buildings, equipment and amortizable intangible assets, may be impaired, we perform an evaluation of recoverability by comparing the carrying values of the net assets to their related projected undiscounted future cash flows, in addition to other quantitative and qualitative analyses. Upon indication that the carrying values of long-lived assets will not be recoverable, we recognize an impairment loss. We estimate the fair value of the assets using the expected present value of future cash flows of the assets. Land, buildings and equipment are grouped at the lowest level at which there are identifiable cash flows when assessing impairment. Cash flows for our retail store assets are identified at the individual store level, while our intangible assets associated with HauteLook are identified at the HauteLook reporting unit level. We did not record any material impairment losses for long-lived tangible or amortizable intangible assets in 2013, 2012 or 2011.
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
Derivatives
During 2011, we held interest rate swap agreements (collectively, the “swap”), which were intended to hedge our exposure to changes in the fair value of our fixed-rate senior notes due in 2018 from interest rate risk. The swap was designated as a fully effective fair value hedge. In the fourth quarter of 2011, we sold our swap and received proceeds of $72, which was recorded on the sale date as an accumulated adjustment to our long-term debt and will be amortized as a reduction of interest expense over the remaining life of the debt. The cash flows from the sale of our swap are treated as a financing activity within our Consolidated Statements of Cash Flows. See Note 8: Debt and Credit Facilities for additional information related to our swap.
Foreign Currency
We have announced plans to open six full-line stores in Canada beginning in 2014. The functional currency of our Canadian operations is the Canadian dollar. We translate assets and liabilities into U.S. dollars using the exchange rate in effect at the balance sheet date, while we translate revenues and expenses using a weighted-average exchange rate for the period. We record these translation adjustments as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets. In addition, our U.S. operations incurred certain expenditures denominated in Canadian dollars, and our Canadian operations incurred certain expenditures denominated in U.S. dollars. This activity results in transaction gains and losses that arise from exchange rate fluctuations and are recorded as gains or losses in the Consolidated Statements of Earnings. As of February 1, 2014, activities associated with the future store openings have not had a material impact on our consolidated financial statements.
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
See Note 16: Segment Reporting for additional changes in the way we view and measure our business and segment performance. None of these changes impacted our consolidated financial statements.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts

NOTE 2:  HAUTELOOK
In 2011, we acquired 100% of the outstanding equity of HauteLook, Inc., an online private sale retailer offering limited-time sale events on fashion and lifestyle brands, for upfront consideration of $180 in Nordstrom stock and an “earn-out” provision of up to $90 that was ultimately settled in 2011 for $30 of additional Nordstrom stock. The upfront consideration included $27 related to amounts attributable to HauteLook employees that are subject to ongoing vesting requirements and are recorded as compensation expense as the related service is performed over the respective employee vesting periods of up to four years after the acquisition date.
On the acquisition date, we recorded intangible assets of $62 and goodwill of $146, offset by other net liabilities of $13. We amortize the intangible assets over their estimated lives of two to seven years on a straight-line basis, which reasonably approximates the pattern of expected economic benefit. We recorded intangible amortization expense of $10 for 2013 and $19 for 2012.
The goodwill value of $146 recorded at the time of the acquisition was the excess of the purchase price over the net assets recognized. We include this goodwill, which is not deductible for tax purposes, in our Retail segment. In 2011, we recognized a goodwill impairment charge of $25, reducing the HauteLook goodwill to $121 due to a reorganization of HauteLook, changes in expected business results and market dynamics. Additionally, as part of the reorganization, we recorded income of $12 related to the settlement of the earn-out liability. We recognized no goodwill impairment charge for fiscal 2012 and 2013. See Note 9: Fair Value Measurements for additional information relating to the valuation of the goodwill impairment charge.
NOTE 3:  ACCOUNTS RECEIVABLE
The components of accounts receivable are as follows:

	February 1, 2014	February 2, 2013
Credit card receivables:
Nordstrom VISA credit card receivables	$1,316	$1,348
Nordstrom private label card receivables	868	794
Total credit card receivables	2,184	2,142
Allowance for credit losses	(80)	(85)
Credit card receivables, net	2,104	2,057
Other accounts receivable[1]	73	72
Accounts receivable, net	$2,177	$2,129
1 Other accounts receivable consist primarily of third party credit and debit card receivables.
Our credit card receivables are restricted under our securitization program. Our Series 2011-1 Class A Notes are secured by 100% of the Nordstrom private label credit card receivables and 90% of the Nordstrom VISA credit card receivables. As of February 1, 2014 and February 2, 2013, our restricted credit card receivables included more receivables than necessary to collateralize our outstanding secured debt and variable funding facilities, and as such can be utilized to increase the current usage of our securitization program. Our credit card securitization agreements set a maximum percentage of receivables that can be associated with various receivable categories, such as employee or foreign receivables, and as of February 1, 2014 and February 2, 2013, these maximums were not exceeded.
Activity in the allowance for credit losses is as follows:

Fiscal year	2013	2012	2011
Allowance at beginning of year	$85	$115	$145
Bad debt expense	52	42	84
Write-offs	(80)	(97)	(136)
Recoveries	23	25	22
Allowance at end of year	$80	$85	$115

Nordstrom, Inc. and subsidiaries 45

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts

Under certain circumstances, we may make modifications to payment terms for a customer experiencing financial difficulties in an effort to help the customer avoid a charge-off or bankruptcy, and to maximize our recovery of the outstanding balance. These modifications, which meet the accounting definition of troubled debt restructurings (“TDRs”), include reduced or waived fees and finance charges, and/or reduced minimum payments. Receivables classified as TDRs are as follows:

	February 1, 2014	February 2, 2013
Credit card receivables classified as TDRs	$43	$53
Percent of total credit card receivables classified as TDRs	2.0%	2.5%
Credit Quality
The primary indicators of the credit quality of our credit card receivables are aging and delinquency, particularly the levels of account balances delinquent 30 days or more as these are the accounts most likely to be written off. The following table illustrates the aging and delinquency status of our credit card receivables:

	February 1, 2014		February 2, 2013
	Balance	% of total	Balance	% of total
Current	$2,046	93.7%	$2,018	94.2%
1 – 29 days delinquent	99	4.5%	84	3.9%
30 days or more delinquent:
30 – 59 days delinquent	16	0.7%	15	0.7%
60 – 89 days delinquent	9	0.4%	10	0.5%
90 days or more delinquent	14	0.7%	15	0.7%
Total 30 days or more delinquent	39	1.8%	40	1.9%
Total credit card receivables	$2,184	100.0%	$2,142	100.0%

Receivables not accruing finance charges	$13		$11
Receivables 90 days or more delinquent and still accruing finance charges	$8		$8
We also evaluate credit quality using FICO credit scores. The following table illustrates the distribution of our credit card receivables across FICO score ranges:

	February 1, 2014		February 2, 2013
FICO Score Range[1]	Balance	% of total	Balance	% of total
801+	$313	14.3%	$310	14.5%
660 – 800	1,393	63.8%	1,366	63.8%
001 – 659	379	17.4%	379	17.7%
Other[2]	99	4.5%	87	4.0%
Total credit card receivables	$2,184	100.0%	$2,142	100.0%
1 Credit scores for our cardholders are updated at least every 60 days for active accounts and every 90 days for inactive accounts. Amounts listed in the table reflect the most recently obtained credit scores as of the dates indicated.
2 Other consists of amounts not yet posted to customers’ accounts and receivables from customers for whom FICO scores are temporarily unavailable.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts

NOTE 4:  LAND, BUILDINGS AND EQUIPMENT
Land, buildings and equipment consist of the following:

	February 1, 2014	February 2, 2013
Land and land improvements	$80	$76
Buildings and building improvements	991	975
Leasehold improvements	2,330	2,209
Store fixtures and equipment	2,894	2,679
Capitalized software	628	518
Construction in progress	421	186
Land, buildings and equipment	7,344	6,643
Less: accumulated depreciation and amortization	(4,395)	(4,064)
Land, buildings and equipment, net	$2,949	$2,579
The total cost of buildings and equipment held under capital lease obligations was $28 at the end of both 2013 and 2012, with related accumulated amortization of $25 in 2013 and $24 in 2012. Depreciation expense was $444 in 2013, $410 in 2012 and $355 in 2011.
NOTE 5:  SELF-INSURANCE
Our self-insurance reserves are summarized as follows:

	February 1, 2014	February 2, 2013
Workers’ compensation	$66	$63
Employee health and welfare	23	23
General liability	16	16
Total self-insurance reserve	$105	$102
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
NOTE 6:  401(k) AND PROFIT SHARING
We provide a 401(k) and profit sharing plan for our employees. Our Board of Directors establishes our profit sharing contribution each year. The 401(k) component is funded by voluntary employee contributions and our discretionary company contribution in an amount determined by our Board of Directors. Our expense related to the profit sharing component and the matching contributions of the 401(k) component totaled $77, $83 and $88 in 2013, 2012 and 2011.
NOTE 7:  POSTRETIREMENT BENEFITS
We have an unfunded defined benefit Supplemental Executive Retirement Plan (“SERP”), which provides retirement benefits to certain officers and select employees. The SERP has different benefit levels depending on the participant’s role in the company. At the end of 2013, we had 59 participants in the plan, including 31 officers and select employees eligible for SERP benefits, 27 retirees and 1 beneficiary. This plan is non-qualified and does not have a minimum funding requirement.

Nordstrom, Inc. and subsidiaries 47

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts

Benefit Obligations and Funded Status
Our benefit obligation and funded status is as follows:

	February 1, 2014	February 2, 2013
Change in benefit obligation:
Benefit obligation at beginning of year	$167	$152
Participant service cost	4	4
Interest cost	7	7
Benefits paid	(5)	(5)
Actuarial (gain) loss	(5)	9
Benefit obligation at end of year	168	167
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	5	5
Benefits paid	(5)	(5)
Fair value of plan assets at end of year	—	—
Underfunded status at end of year	($168)	($167)
The accumulated benefit obligation, which is the present value of benefits, assuming no future compensation changes, was $162 and $158 at the end of 2013 and 2012.
Amounts recognized as liabilities in the Consolidated Balance Sheets consist of the following:

	February 1, 2014	February 2, 2013
Current liabilities	$7	$6
Noncurrent liabilities	161	161
Net amount recognized	$168	$167
Components of SERP Expense
The components of SERP expense recognized in the Consolidated Statements of Earnings are as follows:

Fiscal year	2013	2012	2011
Participant service cost	$4	$4	$3
Interest cost	7	7	7
Amortization of net loss	8	7	4
Total SERP expense	$19	$18	$14
Amounts not yet reflected in SERP expense and included in accumulated other comprehensive loss (pre-tax) consist of the following:

	February 1, 2014	February 2, 2013
Accumulated loss	($47)	($60)
Prior service cost	(1)	(1)
Total accumulated other comprehensive loss	($48)	($61)
In 2014, we expect $6 of costs currently in accumulated other comprehensive loss to be recognized as components of SERP expense.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts

Assumptions
Weighted-average assumptions used to determine our benefit obligation and SERP expense are as follows:

Fiscal year	2013	2012	2011
Assumptions used to determine benefit obligation:
Discount rate	4.60%	4.30%	4.50%
Rate of compensation increase	3.00%	3.00%	3.00%
Assumptions used to determine SERP expense:
Discount rate	4.30%	4.50%	5.60%
Rate of compensation increase	3.00%	3.00%	3.00%
Future Benefit Payments and Contributions
As of February 1, 2014, the expected future benefit payments based upon the assumptions described above and including benefits attributable to estimated future employee service are as follows:

Fiscal year
2014	$7
2015	8
2016	9
2017	9
2018	9
2019 – 2023	57
In 2014, we expect to make contributions and pay benefits of $7.

Nordstrom, Inc. and subsidiaries 49

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts

NOTE 8:  DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt is as follows:

	February 1, 2014	February 2, 2013
Secured
Series 2011-1 Class A Notes, 2.28%, due October 2016	$325	325
Mortgage payable, 7.68%, due April 2020	42	47
Other	9	10
Total secured debt	376	382
Unsecured
Net of unamortized discount:
Senior notes, 6.75%, due June 2014	—	400
Senior notes, 6.25%, due January 2018	648	648
Senior notes, 4.75%, due May 2020	499	498
Senior notes, 4.00%, due October 2021	499	499
Senior debentures, 6.95%, due March 2028	300	300
Senior notes, 7.00%, due January 2038	146	344
Senior notes, 5.00%, due January 2044	595	—
Unamortized fair value hedge and other	50	60
Total unsecured debt	2,737	2,749

Total long-term debt	3,113	3,131
Less: current portion	(7)	(7)
Total due beyond one year	$3,106	$3,124
All of our Nordstrom private label card receivables and a 90% interest in our Nordstrom VISA credit card receivables serve as collateral for various borrowings and credit facilities, including our Series 2011-1 Class A Notes.
In the fourth quarter of 2013, we issued $665 of 5.00% senior unsecured notes due January 2044 (“2044 Notes”). We used $400 of the proceeds to retire all senior unsecured notes due June 2014. We exchanged $201 of the 7.00% senior unsecured notes due January 2038 (“2038 Notes”) for $265 of the 2044 Notes. The $64 in excess of the outstanding principal of 2038 Notes relates to the lower interest rate and longer maturity of the new 2044 Notes, and we recorded it as part of the discount to be amortized over the term of the 2044 Notes. As of February 1, 2014, we had $595 of outstanding 2044 Notes, net of a $70 discount. The 2044 Notes exchanged for the 2038 Notes and the related discounts represented a non-cash activity of $201 that had no impact to our 2013 Consolidated Statements of Cash Flows for the year ended February 1, 2014.
Our mortgage payable is secured by an office building that had a net book value of $67 at the end of 2013. Other secured debt as of February 1, 2014 consisted primarily of capital lease obligations.
In 2011, we received proceeds of $72 from the sale of our interest rate swap agreements (collectively, the “swap”) with a $650 notional amount maturing in 2018. We recorded the $72 on the sale date as an accumulated adjustment to our long-term debt, which will be amortized as a reduction of interest expense over the remaining life of the debt. As of February 1, 2014, the accumulated adjustment to our long-term debt was $48 and is included as part of unsecured debt in the table above. See Note 1: Nature of Operations and Summary of Significant Accounting Policies for additional information related to our swap.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts

Required principal payments on long-term debt, excluding capital lease obligations, are as follows:

Fiscal year
2014	$6
2015	6
2016	332
2017	657
2018	9
Thereafter	2,124
Interest Expense
The components of interest expense, net are as follows:

Fiscal year	2013	2012	2011
Interest on long-term debt and short-term borrowings	$176	$167	$139
Less:
Interest income	(1)	(2)	(2)
Capitalized interest	(14)	(5)	(7)
Interest expense, net	$161	$160	$130
Credit Facilities
As of February 1, 2014, we had total short-term borrowing capacity available for general corporate purposes of $800.
In March 2013, we terminated both our $600 unsecured revolving credit facility that was scheduled to expire in June 2016, and our $200 2007-A Variable Funding Note that was scheduled to expire in January 2014. We replaced these with a new five-year $800 senior unsecured revolving credit facility (“revolver”) that expires in March 2018. Also in March 2013, our wholly owned subsidiary Nordstrom fsb terminated its $100 variable funding facility.
Under the terms of our new revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The new revolver is available for working capital, capital expenditures and general corporate purposes and backs our commercial paper program. We have the option to increase the revolving commitment by up to $200, to a total of $1,000, provided that we obtain written consent from the lenders.
The new revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) leverage ratio of less than four times. As of February 1, 2014 and February 2, 2013, we were in compliance with this covenant.
Our $800 commercial paper program allows us to use the proceeds to fund operating cash requirements. Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. The issuance of commercial paper has the effect, while it is outstanding, of reducing borrowing capacity under our revolver by an amount equal to the principal amount of commercial paper.
During 2013, we had no issuances under our commercial paper program and no borrowings under our new revolver, the terminated $600 credit facility, or the terminated Nordstrom fsb credit facility. During 2012, we had no issuances under our commercial paper program and no borrowings under our $600 credit facility, the $200 Variable Funding Note, or the $100 Nordstrom fsb credit facility.
In November 2013, our wholly owned subsidiary in Puerto Rico entered into a $52 unsecured borrowing facility to support our expansion into that market. The facility expires in November 2018 and borrowings on this facility incur interest based upon the one-month LIBOR plus 1.275% per annum. During 2013, $2 was borrowed and is outstanding on this facility.

Nordstrom, Inc. and subsidiaries 51

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts

NOTE 9:  FAIR VALUE MEASUREMENTS
We disclose our financial assets and liabilities that are measured at fair value in our Consolidated Balance Sheets by level within the fair value hierarchy as defined by applicable accounting standards:
Level 1: Quoted market prices in active markets for identical assets or liabilities
Level 2: Other observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3: Unobservable inputs that cannot be corroborated by market data that reflect the reporting entity’s own assumptions
We did not have any financial assets or liabilities that were measured at fair value on a recurring basis as of February 1, 2014 or February 2, 2013.
Financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable and accounts payable and approximate fair value due to their short-term nature. We estimate the fair value of long-term debt using quoted market prices of the same or similar issues, and as such this is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	February 1, 2014	February 2, 2013
Carrying value of long-term debt[1]	$3,113	$3,131
Fair value of long-term debt	3,511	3,665
1 The carrying value of long-term debt includes the remaining unamortized adjustment from our previous effective fair value hedge.
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. See Note 1: Nature of Operations and Summary of Significant Accounting Policies for additional information related to goodwill, intangible assets and long-lived assets. We did not record any material impairment charges for these assets in 2013 and 2012. During the fourth quarter of 2011, as part of our annual impairment analysis for goodwill related to HauteLook, we wrote down the carrying value of $146 as of the acquisition date to its implied fair value of $121, resulting in an impairment charge of $25. The impairment charge was included in Retail selling, general and administrative expenses in the Consolidated Statements of Earnings. We estimate the fair value of goodwill and long-lived tangible and intangible assets using primarily unobservable inputs, and as such these are considered Level 3 fair value measurements.
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
Future minimum lease payments as of February 1, 2014 are as follows:

Fiscal year	Capital leases	Operating leases
2014	$2	$177
2015	2	193
2016	2	196
2017	2	189
2018	1	186
Thereafter	—	1,054
Total minimum lease payments	$9	$1,995
Less: amount representing interest	(2)
Present value of net minimum lease payments	$7

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts

Rent expense for 2013, 2012 and 2011 was as follows:

Fiscal year	2013	2012	2011
Minimum rent:
Store locations	$145	$124	$108
Offices, warehouses and equipment	35	32	23
Percentage rent	14	14	12
Property incentives	(69)	(65)	(65)
Total rent expense	$125	$105	$78
The rent expense above does not include common area charges, real estate taxes and other executory costs which were $81 in 2013, $74 in 2012 and $69 in 2011.
NOTE 11: COMMITMENTS AND CONTINGENT LIABILITIES
Our estimated total purchase obligations, capital expenditure contractual commitments and inventory purchase orders were $2,125 as of February 1, 2014. In connection with the purchase of foreign merchandise, we have outstanding trade letters of credit totaling $3 as of February 1, 2014.
As of February 1, 2014, we had approximately $125 of fee interest in our Manhattan full-line store subject to lien. We have committed to make future installment payments based on the developer of the property meeting construction and development milestones. Our fee interest in the property is subject to lien until project completion or fulfillment of our existing installment payment commitment.
NOTE 12:  SHAREHOLDERS’ EQUITY
Share Repurchase Program
In February 2013, our Board of Directors authorized a new program to repurchase up to $800 of our outstanding common stock, through March 1, 2015, in addition to the remaining amount available for repurchase under previously authorized programs. In December 2013, we completed the $800 repurchase program authorized in February 2012. The following is a summary of the activity related to our share repurchase programs in 2011, 2012 and 2013:

	Shares	Average price per share	Amount
Capacity at January 29, 2011			411
May 2011 authorization (ended February 2, 2013)			$750
Shares repurchased	18.5	$46	(851)
Capacity at January 28, 2012			$310
February 2012 authorization (ended February 1, 2014)			800
Shares repurchased	14.0	$51	(717)
Capacity at February 2, 2013			$393
February 2013 authorization (ends February 1, 2015)			800
Shares repurchased	9.1	$57	(523)
Capacity at February 1, 2014			$670
The actual number and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission rules.
Dividends
We paid dividends of $1.20 per share in 2013, $1.08 per share in 2012 and $0.92 per share in 2011. In February 2014, we declared a quarterly dividend of $0.33 per share, increased from a quarterly dividend of $0.30 per share in 2013.

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
In 2010, our shareholders approved the adoption of the 2010 Plan, which replaced the 2004 Equity Incentive Plan (“2004 Plan”). The 2010 Plan authorizes the grant of stock options, performance share units, restricted stock units, stock appreciation rights and both restricted and unrestricted shares of common stock to employees. The aggregate number of shares to be issued under the 2010 Plan may not exceed 27.6 plus any shares currently outstanding under the 2004 Plan which are forfeited or which expire during the term of the 2010 Plan. No future grants will be made under the 2004 Plan. As of February 1, 2014, we have 70.4 shares authorized, 36.5 shares issued and outstanding and 19.4 shares remaining available for future grants under the 2010 Plan.
Under the ESPP, employees may make payroll deductions of up to 10% of their base and bonus compensation. At the end of each six-month offering period, participants may apply their accumulated payroll deductions toward the purchase of shares of our common stock at 90% of the fair market value on the last day of the offer period. As of February 1, 2014, we had 12.6 shares authorized and 3.5 shares available for issuance under the ESPP. We issued 0.3 shares under the ESPP during 2013. At the end of 2013 and 2012, we had current liabilities of $6 and $5, for future purchases of shares under the ESPP.
The 2002 Nonemployee Director Stock Incentive Plan authorizes the grant of stock awards to our nonemployee directors. These awards may be deferred or issued in the form of restricted or unrestricted stock, non-qualified stock options or stock appreciation rights. As of February 1, 2014, we had 0.9 shares authorized and 0.5 shares available for issuance under this plan. In 2013, we deferred shares with a total expense of less than $1.
The following table summarizes our stock-based compensation expense:

Fiscal year	2013	2012	2011
Stock options	$44	$36	$32
HauteLook stock compensation	8	9	9
Performance share units	—	3	4
Employee stock purchase plan	2	2	2
Other	4	3	3
Total stock-based compensation expense, before income tax benefit	58	53	50
Income tax benefit	(19)	(17)	(17)
Total stock-based compensation expense, net of income tax benefit	$39	$36	$33
The stock-based compensation expense before income tax benefit was recorded in our Consolidated Statements of Earnings as follows:

Fiscal year	2013	2012	2011
Cost of sales and related buying and occupancy costs	$15	$14	$12
Selling, general and administrative expenses	43	39	38
Total stock-based compensation expense, before income tax benefit	$58	$53	$50
The benefits of tax deductions in excess of the compensation cost recognized for stock-based awards are classified as financing cash inflows and are reflected as “Excess tax benefit from stock-based compensation” in the Consolidated Statements of Cash Flows.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts

Stock Options
We used the following assumptions to estimate the fair value for stock options at grant date:

Fiscal year	2013	2012	2011
Risk-free interest rate: Represents the yield on U.S. Treasury zero-coupon securities that mature over the 10-year life of the stock options.	0.2% – 1.8%	0.3% – 2.0%	0.4% – 3.5%
Weighted-average volatility: Based on a combination of the historical volatility of our common stock and the implied volatility of exchange-traded options for our common stock.	31.8%	36.5%	39.0%
Weighted-average expected dividend yield: Our forecasted dividend yield for the next 10 years.	2.0%	2.1%	2.0%
Expected life in years: Represents the estimated period of time until option exercise. The expected term of options granted was derived from the output of the Binomial Lattice option valuation model and was based on our historical exercise behavior, taking into consideration the contractual term of the option and our employees’ expected exercise and post-vesting employment termination behavior.	6.7	6.1	5.9
The weighted-average fair value per option at the grant date was $14, $15 and $15 in 2013, 2012 and 2011. In 2013, 2012 and 2011, stock option awards to employees were approved by the Compensation Committee of our Board of Directors and their exercise price was set at $54, $53 and $45, the closing price of our common stock on March 4, 2013, February 22, 2012 and February 25, 2011 (the dates of grant). The awards are determined based upon a percentage of the recipients’ base salary and the fair value of the stock options. In 2013, we awarded stock options to 1,625 employees, compared with 1,477 and 1,331 employees in 2012 and 2011.
As of February 1, 2014, we have 13.8 options outstanding under the 2010 Plan. Options vest over four years, and expire 10 years after the date of grant. A summary of the stock option activity for 2013 is presented below:

Fiscal year	2013
	Shares	Weighted- average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, beginning of year	13.5	$38
Granted	3.7	54
Exercised	(3.0)	29
Cancelled	(0.4)	51
Outstanding, end of year	13.8	$43	7	$195
Options exercisable at end of year	6.7	$35	5	$148
Options vested or expected to vest at end of year	13.1	$43	7	$190
The total intrinsic value of options exercised during 2013, 2012 and 2011 was $89, $90 and $80. The total fair value of stock options vested during 2013, 2012 and 2011 was $34, $32 and $29. As of February 1, 2014, the total unrecognized stock-based compensation expense related to nonvested stock options was $63, which is expected to be recognized over a weighted-average period of 26 months.

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
A summary of the nonvested restricted stock award activity related to HauteLook for 2013 is as follows:

Fiscal year	2013
	Shares	Weighted- average grant- date fair value
Outstanding, beginning of year	0.3	$42
Vested	(0.2)	42
Outstanding, end of year	0.1	$42
The total fair value of restricted stock vested during 2013 was $7. As of February 1, 2014, the total unrecognized stock-based compensation expense related to HauteLook nonvested restricted stock awards was $1, which is expected to be recognized over a weighted-average period of three months.
Performance Share Units
We grant performance share units to executive officers as one of the ways to align compensation with shareholder interests. Performance share units are earned after a three-year performance cycle only when our total shareholder return (reflecting daily stock price appreciation and compounded reinvestment of dividends) is positive and outperforms companies in a defined group of competitors determined by the Compensation Committee of our Board of Directors. The percentage of units that are earned depends on our relative position at the end of the performance cycle and can range from 0% to 175% of the number of units granted.
Performance share units are payable in either cash or stock as elected by the employee; therefore, they are classified as a liability award. The liability is remeasured, with a corresponding adjustment to earnings, at each fiscal quarter-end during the performance cycle. The performance share unit liability is remeasured using the estimated percentage of units earned multiplied by the closing market price of our common stock on the current period-end date and is pro-rated based on the amount of time passed in the vesting period. The price used to determine the amount of cash received for the performance share units upon vesting is the closing market price of our common stock on the last day of the performance cycle.
Following is a summary of performance share unit activity:

Fiscal year	2013[1]
Outstanding units, beginning of year	104,908
Granted	69,361
Vested	—
Cancelled	(4,244)
Outstanding units, end of year[2]	170,025
1 Assumes performance share units at 100% of the number of units granted.
2 On February 26, 2014, the Compensation Committee of our Board of Directors determined that 53,767 performance share units granted in 2011 and outstanding as of February 1, 2014 were not earned based on the defined performance criteria above. Accordingly, those performance share units were cancelled as of that date.
No performance share units were earned and vested in 2013 and as of February 1, 2014, no grants currently meet the minimum vesting thresholds.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts

NOTE 14:  INCOME TAXES
Income tax expense consists of the following:

Fiscal year	2013	2012	2011
Current income taxes:
Federal	$379	$362	$359
State and local	64	66	63
Total current income tax expense	443	428	422
Deferred income taxes:
Federal	9	21	20
State and local	3	1	(6)
Total deferred income tax expense	12	22	14
Total income tax expense	$455	$450	$436
A reconciliation of the statutory federal income tax rate to the effective tax rate on earnings before income taxes is as follows:

Fiscal year	2013	2012	2011
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income taxes	3.6	3.6	3.6
Non-taxable acquisition-related items	—	—	0.6
Other, net	(0.3)	(0.6)	(0.2)
Effective tax rate	38.3%	38.0%	39.0%
In 2011, we acquired HauteLook in a tax-free merger transaction. The non-taxability of certain acquisition-related items, including goodwill impairment, resulted in an increase in our effective tax rate in 2011.
The major components of deferred tax assets and liabilities are as follows:

	February 1, 2014	February 2, 2013
Compensation and benefits accruals	$182	$177
Allowance for sales returns	56	51
Accrued expenses	48	43
Allowance for credit losses	32	33
Merchandise inventories	28	24
Gift cards and gift certificates	21	18
Gain on sale of interest rate swap	19	24
Loyalty reward certificates	18	22
Federal benefit of state taxes	6	7
Other	16	13
Total deferred tax assets	426	412
Land, buildings and equipment basis and depreciation differences	(98)	(90)
Debt exchange premium	(24)	—
Total deferred tax liabilities	(122)	(90)
Net deferred tax assets	$304	$322

Nordstrom, Inc. and subsidiaries 57

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2013, 2012 and 2011 is as follows:

Fiscal year	2013	2012	2011
Unrecognized tax benefit at beginning of year	$15	$21	$43
Gross increase to tax positions in prior periods	3	1	14
Gross decrease to tax positions in prior periods	(1)	(7)	(14)
Gross increase to tax positions in current period	1	1	2
Settlements	(4)	(1)	(24)
Unrecognized tax benefit at end of year	$14	$15	$21
Settlement activity in 2011 includes amounts paid for a state tax matter and to close our 2008 IRS audit.
At the end of 2013, 2012 and 2011, $7, $7 and $11 of the ending gross unrecognized tax benefit related to items which, if recognized, would affect the effective tax rate.
Our income tax expense included an increase to expense of $1 in 2013 and a decrease to expense of $1 and $4 in 2012 and 2011 for tax-related interest and penalties. At the end of 2013, 2012 and 2011, our liability for interest and penalties was $7, $7 and $5.
We file income tax returns in the U.S. and a limited number of foreign jurisdictions. With few exceptions, we are no longer subject to federal, state and local, or non-U.S. income tax examinations for years before 2009. Unrecognized tax benefits related to federal, state and local tax positions may decrease by $1 by January 31, 2015, due to the completion of examinations and the expiration of various statutes of limitations.
NOTE 15:  EARNINGS PER SHARE
Earnings per basic share is computed using the weighted-average number of common shares outstanding during the year. Earnings per diluted share uses the weighted-average number of common shares outstanding during the year plus dilutive common stock equivalents, primarily stock options. Dilutive common stock reflects the issuance of stock for all outstanding options that could be exercised, and would also reduce the amount of earnings that each share is entitled to. Anti-dilutive shares (including stock options and other shares) are excluded from the calculation of diluted shares and earnings per diluted share because their impact could increase earnings per diluted share.
The computation of earnings per share is as follows:

Fiscal year	2013	2012	2011
Net earnings	$734	$735	$683

Basic shares	194.5	203.0	213.5
Dilutive effect of stock options and other	3.2	3.7	4.2
Diluted shares	197.7	206.7	217.7

Earnings per basic share	$3.77	$3.62	$3.20
Earnings per diluted share	$3.71	$3.56	$3.14

Anti-dilutive stock options and other	4.1	4.2	3.9

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts

NOTE 16:  SEGMENT REPORTING
Segments
As of the end of 2013, we have two reportable segments: Retail and Credit. Our Retail segment includes our “Nordstrom” operating segment, which is composed of our Nordstrom full-line stores and our online store at Nordstrom.com. Through our multi-channel initiatives, we have integrated the operations, merchandising and technology of our Nordstrom full-line and online stores, consistent with our customers’ expectations of a seamless shopping experience, regardless of channel. Our internal reporting to our president, who is our chief operating decision maker, is consistent with these multi-channel initiatives. We aggregate our Nordstrom Rack operating segment into the Retail reporting segment, based on similar economic and other qualitative characteristics. Additionally, we include HauteLook and Jeffrey in the Retail reporting segment.
Through our Credit segment, we provide our customers with a variety of payment products and services, including a Nordstrom private label card, two Nordstrom VISA credit cards and a debit card for Nordstrom purchases. Our credit and debit card products also include a loyalty program that provides benefits to our cardholders based on their level of spending.
Amounts in the Corporate/Other column include unallocated corporate expenses and assets, our Canadian operations, sales return reserve, inter-segment eliminations and other adjustments to segment results necessary for the presentation of consolidated financial results in accordance with generally accepted accounting principles.
Reclassification
As discussed in Note 1: Nature of Operations and Summary of Significant Accounting Policies, beginning in the first quarter of 2013, we reclassified amounts in our financial statements to better reflect the way we view and measure our business. As we continue to execute our long-term growth strategy and make investments across operating segments, aligning expenses with the associated benefits enhances our ability to evaluate segment performance. Historical results were also reclassified to match the current period presentation. These reclassifications did not impact net earnings, earnings per share, financial position or cash flows.
We previously recorded all of our Nordstrom Rewards loyalty program expenses in our Credit segment. We now allocate all of our Nordstrom Rewards expenses to the Retail segment, including the face value of Nordstrom Notes, which customers earn based on their level of spending and which can be redeemed for goods or services. Our Corporate/Other column now includes an adjustment to reduce the Nordstrom Notes expense from face value to their estimated cost.
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
Accounting Policy
In general, we use the same measurements to compute earnings before income taxes for reportable segments as we do for the consolidated company. However, redemptions of our Nordstrom Notes are included in net sales for our Retail segment. The sales amount in our Corporate/Other column includes an entry to eliminate these transactions from our consolidated net sales. The related Nordstrom Notes expenses are included in our Retail segment at face value. Our Corporate/Other column includes an adjustment to reduce the Nordstrom Notes expense from face value to their estimated cost. In addition our sales return reserve and other corporate adjustments are recorded in the Corporate/Other column. Other than as described above, the accounting policies of the operating segments are the same as those described in Note 1: Nature of Operations and Summary of Significant Accounting Policies.

Nordstrom, Inc. and subsidiaries 59

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts

The following table sets forth information for our reportable segments:

	Retail	Corporate/Other	Total Retail Business[2]	Credit	Total
Fiscal year 2013
Net sales	$12,395	($229)	$12,166	$—	$12,166
Credit card revenues	—	—	—	374	374
Earnings (loss) before interest and income taxes	1,420	(258)	1,162	188	1,350
Interest expense, net	—	(137)	(137)	(24)	(161)
Earnings (loss) before income taxes	1,420	(395)	1,025	164	1,189
Capital expenditures	636	161	797	6	803
Depreciation and amortization	364	88	452	2	454
Assets[1]	4,191	2,118	6,309	2,265	8,574

Fiscal year 2012
Net sales	$11,949	($187)	$11,762	$—	$11,762
Credit card revenues	—	—	—	372	372
Earnings (loss) before interest and income taxes	1,409	(246)	1,163	182	1,345
Interest expense, net	—	(134)	(134)	(26)	(160)
Earnings (loss) before income taxes	1,409	(380)	1,029	156	1,185
Capital expenditures	371	140	511	2	513
Depreciation and amortization	357	70	427	2	429
Assets[1]	3,922	1,966	5,888	2,201	8,089

Fiscal year 2011
Net sales	$10,656	($159)	$10,497	$—	$10,497
Credit card revenues	—	—	—	363	363
Earnings (loss) before interest and income taxes	1,309	(208)	1,101	148	1,249
Interest expense, net	—	(117)	(117)	(13)	(130)
Earnings (loss) before income taxes	1,309	(325)	984	135	1,119
Capital expenditures	424	85	509	2	511
Depreciation and amortization	313	56	369	2	371
Assets[1]	3,642	2,714	6,356	2,135	8,491
1 Assets in Corporate/Other include unallocated assets in corporate headquarters, consisting primarily of cash, land, buildings and equipment and deferred tax assets.
2 Total Retail Business is not a reportable segment, but represents a subtotal of the Retail segment and Corporate/Other, and is consistent with our presentation in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts

The following table summarizes net sales within our reportable segments:

Fiscal year	2013	2012	2011
Nordstrom full-line stores	$7,705	$7,964	$7,513
Direct	1,622	1,269	913
Nordstrom	9,327	9,233	8,426
Nordstrom Rack	2,738	2,445	2,045
HauteLook and Jeffrey	330	271	185
Total Retail segment	12,395	11,949	10,656
Corporate/Other	(229)	(187)	(159)
Total net sales	$12,166	$11,762	$10,497
The following table summarizes net sales by merchandise category:

Fiscal year	2013		2012		2011
	Net sales	% of total	Net sales	% of total	Net sales	% of total
Women’s Apparel	$3,733	31%	$3,684	31%	$3,438	33%
Shoes	2,828	23%	2,716	23%	2,413	23%
Men’s Apparel	1,943	16%	1,866	16%	1,612	15%
Women’s Accessories	1,644	14%	1,574	13%	1,311	12%
Cosmetics	1,312	11%	1,255	11%	1,106	11%
Kids’ Apparel	413	3%	381	3%	341	3%
Other	293	2%	286	3%	276	3%
Total net sales	$12,166	100%	$11,762	100%	$10,497	100%

Nordstrom, Inc. and subsidiaries 61

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and unit amounts

NOTE 17:  SELECTED QUARTERLY DATA (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Fiscal year 2013
Net sales	$2,657	$3,104	$2,791	$3,614	$12,166
Same-store sales percentage change[1]	2.7%	4.4%	0.1%	2.6%	2.5%
Credit card revenues	92	92	93	97	374
Gross profit[2]	984	1,100	1,000	1,345	4,429
Selling, general and administrative expenses	(801)	(857)	(840)	(955)	(3,453)
Earnings before income taxes	236	298	218	437	1,189
Net earnings	145	184	137	268	734
Earnings per basic share	$0.74	$0.94	$0.70	$1.39	$3.77
Earnings per diluted share	$0.73	$0.93	$0.69	$1.37	$3.71

Fiscal year 2012
Net sales	$2,535	$2,918	$2,713	$3,596	$11,762
Same-store sales percentage change[1]	8.5%	4.5%	10.7%	6.3%	7.3%
Credit card revenues	90	88	92	102	372
Gross profit[2]	951	1,039	983	1,357	4,330
Selling, general and administrative expenses	(761)	(837)	(798)	(961)	(3,357)
Earnings before income taxes	240	250	239	456	1,185
Net earnings	149	156	146	284	735
Earnings per basic share	$0.72	$0.76	$0.73	$1.43	$3.62
Earnings per diluted share	$0.70	$0.75	$0.71	$1.40	$3.56
1 Same-store sales include sales from stores that have been open at least one full year at the beginning of the year. Fiscal year 2012 includes an extra week (the 53rd week) in the fourth quarter as a result of our 4-5-4 retail reporting calendar. The 53rd week is not included in same-store sales calculations. We also include sales from our Nordstrom online store in same-store sales because of the integration of our Nordstrom full-line stores and online store as well as HauteLook beginning in 2013.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 1, 2014.
Deloitte & Touche LLP, an independent registered public accounting firm, is retained to audit Nordstrom’s consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting. They have issued an attestation report on the Company’s internal control over financial reporting as of February 1, 2014, which is included herein.

Nordstrom, Inc. and subsidiaries 63

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Nordstrom, Inc.
Seattle, Washington
We have audited the internal control over financial reporting of Nordstrom, Inc. and subsidiaries (the “Company”) as of February 1, 2014, based on criteria established in Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended February 1, 2014 of the Company and our report dated March 17, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Seattle, Washington
March 17, 2014

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required under this item is included in the following sections of our Proxy Statement for our 2014 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Executive Officers
Director Elections
Board Committees and Charters
Director Nominating Process
Website Access to Corporate Governance Documents
Section 16(a) Beneficial Ownership Reporting Compliance
Corporate Governance
The certifications of our President and Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Annual Report on Form 10-K and were included as exhibits to each of our quarterly reports on Form 10-Q. Our President certified to the New York Stock Exchange (“NYSE”) on May 23, 2013 pursuant to Section 303A.12(a) of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.

Item 11. Executive Compensation.
The information required under this item is included in the following sections of our Proxy Statement for our 2014 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Compensation of Executive Officers
Compensation Discussion and Analysis
Director Compensation
Compensation Committee Interlocks and Insider Participation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information required under this item is included in the following sections of our Proxy Statement for our 2014 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Security Ownership of Certain Beneficial Owners and Management
Equity Compensation Plans

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required under this item is included in the following sections of our Proxy Statement for our 2014 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Election of Directors
Certain Relationships and Related Transactions

Item 14. Principal Accounting Fees and Services.
The information required under this item is included in the following section of our Proxy Statement for our 2014 Annual Meeting of Shareholders, the section of which is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Ratification of the Appointment of Independent Registered Public Accounting Firm

Nordstrom, Inc. and subsidiaries 65

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following information required under this item is filed as part of this report:
(a)1. FINANCIAL STATEMENTS
(a)3. EXHIBITS
Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 69 through 74 hereof.
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
Date: March 17, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Financial Officer:		Principal Executive Officer:

/s/	Michael G. Koppel	/s/	Blake W. Nordstrom
Michael G. Koppel			Blake W. Nordstrom
Executive Vice President and Chief Financial Officer			President

Principal Accounting Officer:

/s/	James A. Howell
James A. Howell
Vice President, Finance

Directors:

/s/	Phyllis J. Campbell	/s/	Michelle M. Ebanks
Phyllis J. Campbell			Michelle M. Ebanks
Director			Director

/s/	Enrique Hernandez, Jr.	/s/	Robert G. Miller
Enrique Hernandez, Jr.			Robert G. Miller
Chairman of the Board of Directors			Director

/s/	Blake W. Nordstrom	/s/	Erik B. Nordstrom
Blake W. Nordstrom			Erik B. Nordstrom
Director			Director

/s/	Peter E. Nordstrom	/s/	Philip G. Satre
Peter E. Nordstrom			Philip G. Satre
Director			Director

/s/	Brad D. Smith	/s/	B. Kevin Turner
Brad D. Smith			B. Kevin Turner
Director			Director

/s/	Robert D. Walter	/s/	Alison A. Winter
Robert D. Walter			Alison A. Winter
Director			Director

Date:	March 17, 2014

Nordstrom, Inc. and subsidiaries 67

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We consent to the incorporation by reference in Registration Statement Nos. 333-166961, 333-161803, 333-63403, 333-40064, 333-40066, 333-79791, 333-101110, 333-118756, 333-146049, 333-174336, 333-173020 and 333-189301 on Form S-8 and 333-173179 and 333-177175 on Form S-3 of our reports dated March 17, 2014, relating to the consolidated financial statements of Nordstrom, Inc. and subsidiaries, and the effectiveness of Nordstrom, Inc. and subsidiaries’ internal control over financial reporting, appearing in the Annual Report on Form 10-K of Nordstrom, Inc. for the year ended February 1, 2014.

/s/ Deloitte & Touche LLP
Seattle, Washington
March 17, 2014

Nordstrom, Inc. and Subsidiaries
Exhibit Index

	Exhibit	Method of Filing
3.1	Articles of Incorporation as amended and restated on May 25, 2005	Incorporated by reference from the Registrant’s Form 8-K filed on May 31, 2005, Exhibit 3.1

3.2	Bylaws, as amended and restated on November 19, 2008	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 3.1

4.1	Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated March 11, 1998	Incorporated by reference from Registration No. 333-47035, Exhibit 4.1

4.2	Amended and Restated Master Indenture, dated as of May 1, 2007, by and between Nordstrom Credit Card Master Note Trust II and Wells Fargo Bank, National Association, as indenture trustee	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 4.1

4.3	Series 2011-1 Indenture Supplement, dated as of November 22, 2011, by and between Nordstrom Credit Card Master Note Trust II and Wells Fargo Bank, National Association, as indenture trustee	Incorporated by reference from the Registrant’s Form 8-K filed on November 28, 2011, Exhibit 4.2

4.4
Note Purchase Agreement, dated as of November 16, 2011, by and between Nordstrom Credit Card Receivables II LLC, Nordstrom fsb, Nordstrom Credit, Inc., RBS Securities Inc. and J.P. Morgan Securities LLC
Incorporated by reference from the Registrant’s Form 8-K filed on November 28, 2011, Exhibit 4.1

4.5	Form of 6.25% Note due January 2018	Incorporated by reference from the Registrant’s Form 8-K filed on December 3, 2007, Exhibit 4.1

4.6	Form of 6.75% Note due June 2014	Incorporated by reference from the Registrant’s Form 8-K filed on May 26, 2009, Exhibit 4.1

4.7	Form of 4.75% Note due May 1, 2020	Incorporated by reference from the Registrant’s Form 8-K filed on April 23, 2010, Exhibit 4.1

4.8	Form of 4.00% Note due 2021	Incorporated by reference from the Registrant’s Form 8-K filed on October 11, 2011, Exhibit 4.1

10.1*	Nordstrom 401(k) Plan & Profit Sharing, amended and restated on August 27, 2008	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008, Exhibit 10.1

10.2*	Amendment 2009-1 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.5

10.3*	Amendment 2009-2 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended May 1, 2010, Exhibit 10.2

10.4*	Amendment 2009-3 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended May 1, 2010, Exhibit 10.3

10.5*	Amendment 2010-1 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended May 1, 2010, Exhibit 10.4

10.6*	Amendment 2010-2 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended May 1, 2010, Exhibit 10.5

10.7*	Amendment 2010-3 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 2011, Exhibit 10.1

10.8*	Amendment 2011-1 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 28, 2012, Exhibit 10.8

10.9*	Amendment 2012-1 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 28, 2012, Exhibit 10.3

10.10*	Amendment 2012-1A to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 11-K for the year ended December 31, 2012, Exhibit 99.12

10.11*	Amendment 2012-2 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 11-K for the year ended December 31, 2012, Exhibit 99.13
*This exhibit is a management contract, compensatory plan or arrangement

Nordstrom, Inc. and subsidiaries 69

	Exhibit	Method of Filing
10.12*	Amendment to the Participant Loan Program of the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 28, 2012, Exhibit 10.9

10.13*	Nordstrom, Inc. Executive Management Group Bonus Plan	Incorporated by reference from the Registrant’s definitive proxy statement filed with the Commission on April 15, 2004

10.14*	Nordstrom, Inc. Executive Management Bonus Plan	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended May 2, 2009, Exhibit 10.6

10.15*	Amended and Restated Nordstrom, Inc. Executive Management Bonus Plan	Incorporated by reference from the Registrant’s Form DEF 14A filed on March 30, 2012

10.16*	Nordstrom Executive Deferred Compensation Plan (2007)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.40

10.17*	Amendment 2008-1 to the Nordstrom Executive Deferred Compensation Plan (2007)	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.2

10.18*	Amendment 2008-2 to the Nordstrom Executive Deferred Compensation Plan	Incorporated by reference from the Registrant’s Form S-8 filed on September 9, 2009, Exhibit 10.4

10.19*	Amendment 2010-2 to the Nordstrom Executive Deferred Compensation Plan (2007 Restatement)	Incorporated by reference from the Registrant’s Form 8-K filed on December 23, 2010, Exhibit 10.1

10.20*	Amendment 2013-1 to the Nordstrom Executive Compensation Plan (2007 Restatement)	Incorporated by reference from the Registrant’s Form 8-K/A filed on November 26, 2013, Exhibit 10.1

10.21*	Nordstrom, Inc. Employee Stock Purchase Plan, amended and restated on August 27, 2008	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008, Exhibit 10.2

10.22*	Nordstrom, Inc. Employee Stock Purchase Plan (2011 Restatement)	Incorporated by reference to Appendix A to the Registrant’s Form DEF 14A filed on March 31, 2011

10.23*	1997 Nordstrom Stock Option Plan, amended and restated on February 16, 2000	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2003, Exhibit 10.1

10.24*	Form of Notice of 2002 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 1997 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.41

10.25*	Form of Notice of 2003 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 1997 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.42

10.26*	Form of Notice of 2004 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 1997 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.43

10.27*	2004 Equity Incentive Plan	Incorporated by reference from the Registrant’s definitive proxy statement filed with the Commission on April 15, 2004

10.28*	Nordstrom, Inc. 2004 Equity Incentive Plan (2007 Amendment)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.44

10.29*	Nordstrom, Inc. 2004 Equity Incentive Plan (2008 Amendment)	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.1

10.30*	Form of Notice of 2005 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 2004 Equity Incentive Plan	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2005, Exhibit 10.1

10.31*	Form of Notice of 2006 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 2004 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.45

10.32*	2007 Stock Option Notice Award Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on February 26, 2007, Exhibit 10.1
*This exhibit is a management contract, compensatory plan or arrangement

	Exhibit	Method of Filing
10.33*	2008 Stock Option Notice Award Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on February 22, 2008, Exhibit 10.1

10.34*	2009 Nonqualified Stock Option Grant Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.2

10.35*	Form of 2014 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2014, Exhibit 10.1

10.36*	2010 Stock Option Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2009, Exhibit 10.1

10.37*	Nordstrom, Inc. 2010 Equity Incentive Plan	Incorporated by reference to Appendix A to the Registrant’s Form DEF 14A filed on April 8, 2010

10.38*	Nordstrom, Inc. 2010 Equity Incentive Plan as amended February 27, 2013	Incorporated by reference to Appendix A to the Registrant’s Form DEF 14A filed on April 1, 2013

10.39*	Nordstrom, Inc. 2010 Equity Incentive Plan as amended and restated February 26, 2014	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2014, Exhibit 10.4

10.40*	Form of 2011 Stock Option Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2010, Exhibit 10.1

10.41*	Form of 2012 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 18, 2011, Exhibit 10.1

10.42*	Form of 2013 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 14, 2012, Exhibit 10.1

10.43*	Nordstrom, Inc. Leadership Separation Plan (Effective March 1, 2005)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005, Exhibit 10.43

10.44*	Amendment 2006-1 to the Nordstrom, Inc. Leadership Separation Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.56

10.45*	Amendment 2008-1, Nordstrom, Inc. Leadership Separation Plan	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.3

10.46*	Amendment 2011-1 to the Nordstrom Leadership Separation Plan	Incorporated by reference from the Registrant’s Form 8-K filed on August 25, 2011, Exhibit 10.1

10.47*	Amendment 2013-1 to the Nordstrom Leadership Separation Plan	Incorporated by reference from the Registrant’s Form 8-K filed on March 5, 2013, Exhibit 10.1

10.48*	2008 Performance Share Unit Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on February 22, 2008, Exhibit 10.2

10.49*	2009 Performance Share Unit Award Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.3

10.50*	2010 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2009, Exhibit 10.2

10.51*	Form of 2011 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2010, Exhibit 10.2

10.52*	Form of 2012 Performance Share Unit Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 18, 2011, Exhibit 10.2

10.53*	Form of 2013 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 14, 2012, Exhibit 10.2

10.54*	Form of 2014 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2014, Exhibit 10.3
*This exhibit is a management contract, compensatory plan or arrangement

Nordstrom, Inc. and subsidiaries 71

	Exhibit	Method of Filing
10.55*	Nordstrom Supplemental Executive Retirement Plan (2008)	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.4

10.56*	Amendment 2009-1 to the Nordstrom Supplemental Executive Retirement Plan	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.4

10.57	Nordstrom Directors Deferred Compensation Plan (2002 Restatement)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2004, Exhibit 10.55

10.58	Nordstrom Directors Deferred Compensation Plan (2007)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.41

10.59	Amendment 2009-1 to the Nordstrom Directors Deferred Compensation Plan	Incorporated by reference from the Registrant’s Form S-8 filed on September 9, 2009, Exhibit 10.5

10.60	2009 Form of Independent Director Indemnification Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.1

10.61	2010 Form of Independent Director Indemnification Agreement	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2011, Exhibit 10.78

10.62	The 2002 Nonemployee Director Stock Incentive Plan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002, Exhibit 10.1

10.63	Nordstrom, Inc. 2002 Nonemployee Director Stock Incentive Plan (2007 Amendment)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.39

10.64	Form of Restricted Stock Award under the 2002 Nonemployee Director Stock Incentive Plan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2007, Exhibit 10.1

10.65	Form of 2012 Restricted Stock Unit Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 18, 2011, Exhibit 10.3

10.66	Form of 2013 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 14, 2012, Exhibit 10.3

10.67	Form of 2014 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2014, Exhibit 10.2

10.68	Commitment of Nordstrom, Inc. to Nordstrom fsb dated June 17, 2004	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, Exhibit 10.4

10.69	Nordstrom fsb Segregated Earmarked Deposit Agreement and Security Agreement by and between Nordstrom fsb and Nordstrom, Inc. dated July 1, 2004	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, Exhibit 10.5

10.70
Revolving Credit Facility Agreement dated March 21, 2013, between Registrant and each of the initial lenders named therein as Lenders; Bank of America, N.A. as Administrative Agent; Wells Fargo Bank, National Association and U.S. Bank, National Association as Syndication Agents; and The Royal Bank of Scotland PLC as Documentation Agent
Incorporated by reference from the Registrant’s Form 8-K filed on March 26, 2013, Exhibit 10.1

10.71	Performance Undertaking dated December 4, 2001 between Registrant and Bank One, N.A.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002, Exhibit 10.38

10.72	Servicing Agreement, dated as of May 1, 2007, by and between Nordstrom fsb, and Nordstrom Credit, Inc.	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.2
*This exhibit is a management contract, compensatory plan or arrangement

	Exhibit	Method of Filing
10.73
Amended and Restated Transfer and Servicing Agreement, dated as of May 1, 2007, by and between Nordstrom Credit Card Receivables II LLC, as transferor, Nordstrom fsb, as servicer, Wells Fargo Bank, National Association, as indenture trustee, and Nordstrom Credit Card Master Note Trust II, as issuer
Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.4

10.74	Second Amended and Restated Trust Agreement, dated as of May 1, 2007, by and between Nordstrom Credit Card Receivables II LLC, as transferor, and Wilmington Trust Company, as owner trustee	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.5

10.75	Amended and Restated Administration Agreement, dated as of May 1, 2007, by and between Nordstrom Credit Card Master Note Trust II, as issuer, and Nordstrom fsb, as administrator	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.6

10.76	Amended and Restated Receivables Purchase Agreement, dated as of May 1, 2007, by and between Nordstrom Credit, Inc., as seller and Nordstrom Credit Card Receivables II LLC, as purchaser	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.3

10.77	Participation Agreement, dated as of May 1, 2007, by and between Nordstrom fsb, as seller and Nordstrom Credit, Inc., as purchaser	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.1

10.78	Confirmation of transaction between The Royal Bank of Scotland plc and Nordstrom Inc., dated as of December 22, 2009	Incorporated by reference from the Registrant’s Form 8-K filed on December 23, 2009, Exhibit 10.1

10.79	Confirmation of transaction between Wachovia Bank N.A. and Nordstrom Inc., dated as of December 22, 2009	Incorporated by reference from the Registrant’s Form 8-K filed on December 23, 2009, Exhibit 10.2

10.80	Press release dated May 12, 2011 announcing that its Board of Directors authorized a $750 million share repurchase program	Incorporated by reference from the Registrant’s Form 8-K filed on May 12, 2011, Exhibit 99.3

10.81	Press release dated February 17, 2012 announcing that its Board of Directors authorized an $800 million share repurchase program	Incorporated by reference from the Registrant’s Form 8-K filed on February 21, 2012, Exhibit 99.1

10.82	Press release dated February 27, 2013 announcing that its Board of Directors authorized an $800 million share repurchase program	Incorporated by reference from the Registrant’s Form 8-K filed on February 28, 2013, Exhibit 99.1

10.83	Historical Statement of Earnings and segment data for fiscal year 2012 reclassified for consistency with our current view of business performance	Incorporated by reference from the Registrant’s Form 8-K filed on May 16, 2013, Exhibit 99.2

10.84	Historical Statement of Earnings and Operating Results for fiscal year 2012 by quarter reclassified for consistency with our current view of business performance	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended May 4, 2013, Exhibit 99.2

10.85	Press release dated December 3, 2013 announcing the pricing of a private offering of 2044 Notes	Incorporated by reference from the Registrant’s Form 8-K filed on December 4, 2013, Exhibit 99.1

10.86	Press release dated December 3, 2013 announcing the commencement of a private exchange offering	Incorporated by reference from the Registrant’s Form 8-K filed on December 4, 2013, Exhibit 99.2

10.87	Press release dated December 12, 2013 announcing the closing of the private offering of 2044 Notes	Incorporated by reference from the Registrant’s Form 8-K filed on December 12, 2013, Exhibit 99.1

10.88	Press release dated December 17, 2013 relating to the expiration of the early participation period	Incorporated by reference from the Registrant’s Form 8-K filed on December 17, 2013, Exhibit 99.1

10.89	Press release dated January 2, 2014 relating to the closing of the private exchange offer	Incorporated by reference from the Registrant’s Form 8-K filed on January 2, 2014, Exhibit 99.1

Nordstrom, Inc. and subsidiaries 73

	Exhibit	Method of Filing
21.1	Significant subsidiaries of the Registrant	Filed herewith electronically

23.1	Consent of Independent Registered Public Accounting Firm	Filed as page 68 of this report

31.1	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Filed herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically