Form 10-Q
period 2014-05-03
NORDSTROM INC
filed 2014-06-03
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2014
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
YES ☐ NO ☑
Common stock outstanding as of May 28, 2014: 189,970,354 shares

1 of 30

NORDSTROM, INC.

2 of 30

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended
	May 3, 2014	May 4, 2013
Net sales	$2,837	$2,657
Credit card revenues	94	92
Total revenues	2,931	2,749
Cost of sales and related buying and occupancy costs	(1,822)	(1,673)
Selling, general and administrative expenses	(844)	(801)
Earnings before interest and income taxes	265	275
Interest expense, net	(35)	(39)
Earnings before income taxes	230	236
Income tax expense	(90)	(91)
Net earnings	$140	$145

Earnings per share:
Basic	$0.74	$0.74
Diluted	$0.72	$0.73

Weighted-average shares outstanding:
Basic	189.8	195.6
Diluted	192.7	199.0
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended
	May 3, 2014	May 4, 2013
Net earnings	$140	$145
Postretirement plan adjustments, net of tax	1	2
Foreign currency translation adjustment	1	—
Comprehensive net earnings	$142	$147
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 30

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	May 3, 2014	February 1, 2014	May 4, 2013
Assets
Current assets:
Cash and cash equivalents	$1,015	$1,194	$1,190
Accounts receivable, net	2,167	2,177	2,087
Merchandise inventories	1,698	1,531	1,485
Current deferred tax assets, net	238	239	226
Prepaid expenses and other	89	87	84
Total current assets	5,207	5,228	5,072

Land, buildings and equipment (net of accumulated depreciation of $4,502, $4,395 and $4,164)	3,011	2,949	2,624
Goodwill	175	175	175
Other assets	240	222	264
Total assets	$8,633	$8,574	$8,135

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,347	$1,263	$1,206
Accrued salaries, wages and related benefits	295	395	230
Other current liabilities	982	876	856
Current portion of long-term debt	7	7	7
Total current liabilities	2,631	2,541	2,299

Long-term debt, net	3,110	3,106	3,119
Deferred property incentives, net	499	498	482
Other liabilities	357	349	347

Commitments and contingencies

Shareholders' equity:
Common stock, no par value: 1,000 shares authorized; 189.3, 191.2 and 195.0 shares issued and outstanding	1,896	1,827	1,698
Retained earnings	177	292	235
Accumulated other comprehensive loss	(37)	(39)	(45)
Total shareholders' equity	2,036	2,080	1,888
Total liabilities and shareholders' equity	$8,633	$8,574	$8,135
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 30

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at February 1, 2014	191.2	$1,827	$292	$(39)	$2,080
Net earnings	—	—	140	—	140
Other comprehensive earnings	—	—	—	2	2
Dividends ($0.33 per share)	—	—	(63)	—	(63)
Issuance of common stock under stock compensation plans	1.3	54	—	—	54
Stock-based compensation	—	15	—	—	15
Repurchase of common stock	(3.2)	—	(192)	—	(192)
Balance at May 3, 2014	189.3	$1,896	$177	$(37)	$2,036

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at February 2, 2013	197.0	$1,645	$315	$(47)	$1,913
Net earnings	—	—	145	—	145
Other comprehensive earnings	—	—	—	2	2
Dividends ($0.30 per share)	—	—	(59)	—	(59)
Issuance of common stock under stock compensation plans	1.0	37	—	—	37
Stock-based compensation	—	16	—	—	16
Repurchase of common stock	(3.0)	—	(166)	—	(166)
Balance at May 4, 2013	195.0	$1,698	$235	$(45)	$1,888
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 30

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Quarter Ended
	May 3, 2014	May 4, 2013
Operating Activities
Net earnings	$140	$145
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses	118	109
Amortization of deferred property incentives and other, net	(18)	(16)
Deferred income taxes, net	(16)	(11)
Stock-based compensation expense	13	17
Tax benefit from stock-based compensation	4	6
Excess tax benefit from stock-based compensation	(5)	(7)
Bad debt expense	15	14
Change in operating assets and liabilities:
Accounts receivable	(16)	8
Merchandise inventories	(184)	(143)
Prepaid expenses and other assets	(2)	(5)
Accounts payable	131	141
Accrued salaries, wages and related benefits	(98)	(174)
Other current liabilities	105	54
Deferred property incentives	22	16
Other liabilities	8	7
Net cash provided by operating activities	217	161

Investing Activities
Capital expenditures	(174)	(149)
Change in credit card receivables originated at third parties	12	20
Other, net	(3)	(2)
Net cash used in investing activities	(165)	(131)

Financing Activities
Proceeds from long-term borrowings	8	—
Principal payments on long-term borrowings	(2)	(2)
(Decrease) increase in cash book overdrafts	(21)	75
Cash dividends paid	(63)	(59)
Payments for repurchase of common stock	(207)	(174)
Proceeds from issuances under stock compensation plans	50	31
Excess tax benefit from stock-based compensation	5	7
Other, net	(1)	(3)
Net cash used in financing activities	(231)	(125)

Net decrease in cash and cash equivalents	(179)	(95)
Cash and cash equivalents at beginning of period	1,194	1,285
Cash and cash equivalents at end of period	$1,015	$1,190

Supplemental Cash Flow Information
Cash paid during the period for:
Interest (net of capitalized interest)	$33	$34
Income taxes (net of refunds)	5	34
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

6 of 30

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 1: BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements include the balances of Nordstrom, Inc. and its subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The interim condensed consolidated financial statements have been prepared on a basis consistent in all material respects with the accounting policies described and applied in our 2013 Annual Report on Form 10-K ("Annual Report"), and reflect all adjustments of a normal recurring nature that are, in management's opinion, necessary for the fair presentation of the results of operations, financial position and cash flows for the periods presented.
The condensed consolidated financial statements as of and for the periods ended May 3, 2014 and May 4, 2013 are unaudited. The condensed consolidated balance sheet as of February 1, 2014 has been derived from the audited consolidated financial statements included in our 2013 Annual Report. The interim condensed consolidated financial statements should be read together with the consolidated financial statements and related footnote disclosures contained in our 2013 Annual Report.
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
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU raises the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. Under the new guidance, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results. We are currently evaluating the impact, if any, the provisions of this ASU would have on our financial statements. If applicable, this ASU would be effective for us beginning in the first quarter of 2015.

7 of 30

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 2: ACCOUNTS RECEIVABLE
The components of accounts receivable are as follows:

	May 3, 2014	February 1, 2014	May 4, 2013
Credit card receivables:
Nordstrom VISA credit card receivables	$1,301	$1,316	$1,309
Nordstrom private label card receivables	839	868	770
Total credit card receivables	2,140	2,184	2,079
Allowance for credit losses	(80)	(80)	(85)
Credit card receivables, net	2,060	2,104	1,994
Other accounts receivable[1]	107	73	93
Accounts receivable, net	$2,167	$2,177	$2,087
1 Other accounts receivable consist primarily of third party credit and debit card receivables.
Activity in the allowance for credit losses is as follows:

	Quarter Ended
	May 3, 2014	May 4, 2013
Allowance at beginning of period	$80	$85
Bad debt expense	15	14
Write-offs	(19)	(21)
Recoveries	4	7
Allowance at end of period	$80	$85
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

	May 3, 2014	February 1, 2014	May 4, 2013
Credit card receivables classified as TDRs	$40	$43	$51
Percent of total credit card receivables classified as TDRs	1.9%	2.0%	2.4%

8 of 30

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

Credit Quality
The primary indicators of the credit quality of our credit card receivables are aging and delinquency, particularly the levels of account balances delinquent 30 days or more as these are the accounts most likely to be written off. The following table illustrates the aging and delinquency status of our credit card receivables:

	May 3, 2014		February 1, 2014		May 4, 2013
	Balance	% of total	Balance	% of total	Balance	% of total
Current	$2,036	95.1%	$2,046	93.7%	$1,974	95.0%
1 – 29 days delinquent	70	3.3%	99	4.5%	69	3.3%
30 days or more delinquent:
30 – 59 days delinquent	12	0.6%	16	0.7%	13	0.6%
60 – 89 days delinquent	9	0.4%	9	0.4%	9	0.4%
90 days or more delinquent	13	0.6%	14	0.7%	14	0.7%
Total 30 days or more delinquent	34	1.6%	39	1.8%	36	1.7%
Total credit card receivables	$2,140	100.0%	$2,184	100.0%	$2,079	100.0%

Receivables not accruing finance charges	$11		$13		$10
Receivables 90 days or more delinquent and still accruing finance charges	$7		$8		$8
We also evaluate credit quality using FICO credit scores. The following table illustrates the distribution of our credit card receivables across FICO score ranges:

	May 3, 2014		February 1, 2014		May 4, 2013
FICO Score Range[1]	Balance	% of total	Balance	% of total	Balance	% of total
801+	$366	17.1%	$313	14.3%	$347	16.7%
660 – 800	1,326	62.0%	1,393	63.8%	1,299	62.5%
001 – 659	358	16.8%	379	17.4%	350	16.8%
Other[2]	90	4.1%	99	4.5%	83	4.0%
Total credit card receivables	$2,140	100.0%	$2,184	100.0%	$2,079	100.0%
1 Credit scores for our credit cardholders are updated at least every 60 days for active accounts and every 90 days for inactive accounts. Amounts listed in the table reflect the most recently obtained credit scores as of the dates indicated.
2 Other consists of amounts not yet posted to customers' accounts and receivables from customers for whom FICO scores are temporarily unavailable.

9 of 30

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 3: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt is as follows:

	May 3, 2014	February 1, 2014	May 4, 2013
Secured
Series 2011-1 Class A Notes, 2.28%, due October 2016	$325	$325	$325
Mortgage payable, 7.68%, due April 2020	40	42	45
Other	8	9	10
Total secured debt	373	376	380

Unsecured
Net of unamortized discount:
Senior notes, 6.75%, due June 2014	—	—	400
Senior notes, 6.25%, due January 2018	649	648	648
Senior notes, 4.75%, due May 2020	499	499	498
Senior notes, 4.00%, due October 2021	499	499	499
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 7.00%, due January 2038	146	146	344
Senior notes, 5.00%, due January 2044	596	595	—
Unamortized fair value hedge and other	55	50	57
Total unsecured debt	2,744	2,737	2,746

Total long-term debt	3,117	3,113	3,126
Less: current portion	(7)	(7)	(7)
Total due beyond one year	$3,110	$3,106	$3,119
Credit Facilities
As of May 3, 2014, we had total short-term borrowing capacity available for general corporate purposes of $800, which is composed of our $800 senior unsecured revolving credit facility ("revolver") that expires in March 2018. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes and backs our commercial paper program. During the quarter ended May 3, 2014, we had no issuances under our commercial paper program and no borrowings under our revolver.
The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent ("EBITDAR") leverage ratio of less than four times. As of May 3, 2014, we were in compliance with this covenant.

In November 2013, our wholly owned subsidiary in Puerto Rico entered into a $52 unsecured borrowing facility to support our expansion into that market. The facility expires in November 2018 and borrowings on this facility incur interest based upon the one-month LIBOR plus 1.275% per annum. As of May 3, 2014, we had $10 outstanding on this facility.

10 of 30

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
We did not have any financial assets or liabilities that were measured at fair value on a recurring basis as of May 3, 2014, February 1, 2014 or May 4, 2013.
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

	May 3, 2014	February 1, 2014	May 4, 2013
Carrying value of long-term debt[1]	$3,117	$3,113	$3,126
Fair value of long-term debt	3,547	3,511	3,644
1 The carrying value of long-term debt includes the remaining unamortized adjustment from our previous effective fair value hedge.
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We recorded no material impairment charges for these assets for the quarters ended May 3, 2014 and May 4, 2013. We estimate the fair value of goodwill and long-lived tangible and intangible assets using primarily unobservable inputs, and as such these are considered Level 3 fair value measurements.
NOTE 5: COMMITMENTS AND CONTINGENT LIABILITIES
As of May 3, 2014, we had approximately $126 of fee interest in our Manhattan full-line store subject to lien. We have committed to make future installment payments based on the developer of the property meeting construction and development milestones. Our fee interest in the property is subject to lien until project completion or fulfillment of our existing installment payment commitment.
NOTE 6: SHAREHOLDERS' EQUITY
In February 2013, our Board of Directors authorized a program to repurchase up to $800 of our outstanding common stock, through March 1, 2015. During the quarter ended May 3, 2014, we repurchased 3.2 shares of our common stock for an aggregate purchase price of $192 and had $478 in remaining share repurchase capacity as of May 3, 2014. The actual number and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission rules.

In May 2014, we declared a quarterly dividend of $0.33 per share, payable in June 2014.

11 of 30

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 7: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended
	May 3, 2014	May 4, 2013
Stock options	$10	$13
Restricted stock units	2	—
Employee stock purchase plan	1	1
Other	—	3
Total stock-based compensation expense, before income tax benefit	13	17
Income tax benefit	(4)	(6)
Total stock-based compensation expense, net of income tax benefit	$9	$11
Beginning in the quarter ended May 3, 2014, we now grant to our employees a combination of options and restricted stock units. The following table summarizes our grants:

	Quarter Ended
	May 3, 2014		May 4, 2013
	Units granted	Weighted-average grant-date fair value per unit	Units granted	Weighted-average grant-date fair value per unit
Stock options	1.9	$16	3.7	$14
Restricted stock units	0.4	61	—	—
NOTE 8: EARNINGS PER SHARE
The computation of earnings per share is as follows:

	Quarter Ended
	May 3, 2014	May 4, 2013
Net earnings	$140	$145

Basic shares	189.8	195.6
Dilutive effect of stock options and other	2.9	3.4
Diluted shares	192.7	199.0

Earnings per basic share	$0.74	$0.74
Earnings per diluted share	$0.72	$0.73

Anti-dilutive stock options and other	4.9	5.9

12 of 30

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 9: SEGMENT REPORTING
The following tables set forth information for our reportable segments:

	Retail	Corporate/Other	Total Retail Business[1]	Credit	Total
Quarter Ended May 3, 2014
Net sales	$2,910	$(73)	$2,837	$—	$2,837
Credit card revenues	—	—	—	94	94
Earnings (loss) before interest and income taxes	310	(86)	224	41	265
Interest expense, net	—	(31)	(31)	(4)	(35)
Earnings (loss) before income taxes	310	(117)	193	37	230

Quarter Ended May 4, 2013
Net sales	$2,713	$(56)	$2,657	$—	$2,657
Credit card revenues	—	—	—	92	92
Earnings (loss) before interest and income taxes	300	(69)	231	44	275
Interest expense, net	—	(33)	(33)	(6)	(39)
Earnings (loss) before income taxes	300	(102)	198	38	236
1 Total Retail Business is not a reportable segment, but represents a subtotal of the Retail segment and Corporate/Other, and is consistent with our presentation in Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following table summarizes net sales within our reportable segments:

	Quarter Ended
	May 3, 2014	May 4, 2013
Nordstrom full-line stores	$1,683	$1,717
Direct	401	301
Nordstrom	2,084	2,018
Nordstrom Rack	741	616
HauteLook, Nordstromrack.com and Jeffrey	85	79
Total Retail segment	2,910	2,713
Corporate/Other	(73)	(56)
Total net sales	$2,837	$2,657

13 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share and per square foot amounts)

CAUTIONARY STATEMENT
Certain statements in this Quarterly Report on Form 10-Q contain or may suggest "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including, but not limited to, anticipated financial outlook for the fiscal year ending January 31, 2015, anticipated annual total sales rate, anticipated Return on Invested Capital and trends in our operations. Such statements are based upon the current beliefs and expectations of the company's management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including, but not limited to:

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

•	successful execution of our information technology strategy,

•	our ability to effectively utilize data in strategic planning and decision-making,

•	efficient and proper allocation of our capital resources,

•	reviewing of options for a financial partner in regards to a potential transaction related to our credit card receivables,

•	our ability to safeguard our reputation and maintain our vendor relationships,

•	the impact of economic and market conditions and the resultant impact on consumer spending patterns,

•	our ability to respond to the business environment, fashion trends and consumer preferences, including changing expectations of service and experience in stores and online,

•	the effectiveness of planned advertising, marketing and promotional campaigns in the highly competitive retail industry,

•	weather conditions, natural disasters, health hazards, national security or other market disruptions, or the prospects of these events and the impact on consumer spending patterns,

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
These and other factors, including those factors described in Part I, "Item 1A. Risk Factors" in our 2013 Annual Report on Form 10-K and in Part II, "Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q, could affect our financial results and cause actual results to differ materially from any forward-looking information we may provide. We undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.

14 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

OVERVIEW
Our first quarter earnings performance was above our initial expectations with a total net sales increase of 6.8%. We continued to see outsized sales growth in our Direct business, accelerating sales trends in Nordstrom Rack, and softness in our full-line store sales. The heightened promotional environment continued in the first quarter, and in keeping with our long-standing practice of not being undersold on like items, our gross profit results were impacted by increased competitive markdowns as we responded to competitor promotions. We maintained our consistent execution around inventory and expenses during the quarter, including driving an improvement in our selling, general and administrative expense rate over last year on higher sales volume.
During the quarter, we continued the execution of our customer strategy, both in-store and online, and with our full-price and off-price offerings. In today’s rapidly changing environment, we believe we are uniquely positioned to serve customers through these multiple touchpoints. Our core strategy is about providing a superior customer experience, enabled through our ongoing investments and efforts that create synergies and leverages shared assets and capabilities across all channels. Through these synergies, we are differentiated in our ability to better serve our existing customers and attract new customers by creating a seamless shopping experience.
An example of this synergy is our launch of the Nordstrom Rack e-commerce and associated mobile app. The new website combines the e-commerce expertise of HauteLook, which developed the platform for the site, with the merchant expertise of Nordstrom Rack. The website and mobile app experiences for both sites are also integrated, with a single log-in, shared shopping cart, and streamlined checkout process. Our new fulfillment center allows merchandise to be shipped faster than before and we can accommodate easy returns through the mail or at any Nordstrom Rack location, a capability we added in 2013. By leveraging the many assets and capabilities within our company, we can provide this powerful platform which results in a superior, seamless shopping experience in the online off-price market.
Our credit program is also an integral part of the customer experience and serves as an extension of our brand. Our ability to manage and control all key customer-facing aspects of this program is important to us. That said, we believe the time is right for us to explore options for a financial partner that could enable us to gain greater financial flexibility through a potential transaction related to our credit card receivables, while maintaining or enhancing the customer experience. We expect the process to take twelve to eighteen months. During this time, we will refine our plan for the use of proceeds, should a transaction be consummated, in a manner consistent with our balanced approach to capital allocation.
We continue to believe in our customer strategy and the investments we are making to support it. While we are making improvements within each individual channel, we recognize that our customers do not view us by channel but instead view Nordstrom as a brand that delivers a superior and integrated customer experience across all channels. Our customer strategy and investments reflect that view and we believe, over the long term, they will generate top-quartile shareholder returns through high single-digit sales growth and mid-teens Return on Invested Capital.

15 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

RESULTS OF OPERATIONS
Our reportable segments are Retail and Credit. Our Retail segment includes our Nordstrom branded full-line stores and online store, Nordstrom Rack stores, Last Chance clearance store and other retail channels, including HauteLook, Nordstromrack.com and Jeffrey stores. For purposes of discussion and analysis of our results of operations, we combine our Retail segment results with revenues and expenses in the "Corporate/Other" column of Note 9: Segment Reporting in the Notes to Condensed Consolidated Financial Statements, which also includes our Canadian operations (collectively, the "Retail Business"). We analyze our results of operations through earnings before interest and income taxes for our Retail Business and Credit, while interest expense and income taxes are discussed on a total company basis.
Retail Business
Summary
The following table summarizes the results of our Retail Business for the quarter ended May 3, 2014, compared with the quarter ended May 4, 2013:

	Quarter Ended
	May 3, 2014		May 4, 2013
	Amount	% of net sales[1]	Amount	% of net sales[1]
Net sales	$2,837	100.0%	$2,657	100.0%
Cost of sales and related buying and occupancy costs	(1,820)	(64.2%)	(1,672)	(62.9%)
Gross profit	1,017	35.8%	985	37.1%
Selling, general and administrative expenses	(793)	(28.0%)	(754)	(28.4%)
Earnings before interest and income taxes	$224	7.9%	$231	8.7%
1 Subtotals and totals may not foot due to rounding.

16 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Retail Business Net Sales

	Quarter Ended
	May 3, 2014	May 4, 2013
Net sales by channel:
Nordstrom full-line stores	$1,683	$1,717
Direct	401	301
Nordstrom	2,084	2,018
Nordstrom Rack	741	616
HauteLook, Nordstromrack.com and Jeffrey	85	79
Total Retail segment	2,910	2,713
Corporate/Other	(73)	(56)
Total net sales	$2,837	$2,657

Net sales increase	6.8%	4.8%

Comparable sales increase (decrease) by channel:[1]
Nordstrom full-line stores	(1.9%)	0.0%
Direct	33.0%	24.5%
Nordstrom	3.3%	3.1%
Nordstrom Rack	6.4%	0.8%
HauteLook and Nordstromrack.com	10.3%	34.5%
Total	3.9%	2.7%

Sales per square foot[2]	$109	$105
4-wall sales per square foot[2]	93	92
Full-line sales per square foot[2]	81	83
Nordstrom Rack sales per square foot[2]	136	133
1 Comparable sales include sales from stores that have been open at least one full year at the beginning of the year. We also include sales from our Nordstrom online store in comparable sales because of the integration of our Nordstrom full-line stores and online store as well as HauteLook and Nordstromrack.com.
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
Our total company net sales increase of 6.8% for the first quarter of 2014 was attributable to Nordstrom Rack's accelerated store expansion as well as an overall increase in comparable sales of 3.9%, led by the outsized growth at Direct. During the first quarter of 2014, we opened ten Nordstrom Rack stores.
Nordstrom net sales, which consists of the full-line and Direct businesses, were $2,084 for the first quarter of 2014, an increase of 3.3% compared with the same period in 2013. Nordstrom comparable sales also increased 3.3% for the first quarter of 2014. Strong growth in our Direct channel was partially offset by softer sales at our full-line stores. Both the average selling price and the number of items sold increased on a comparable basis for the quarter ended May 3, 2014. Category highlights included Accessories, Women's Shoes and Cosmetics.
Both full-line comparable sales and sales per square foot decreased 1.9% for the first quarter of 2014 compared with the same period in 2013. The top-performing geographic regions for full-line stores for the quarter ended May 3, 2014 were the Southwest and Southern California. The Direct channel continued to experience outsized sales growth with an increase of 33% in the first quarter of 2014 driven by an increase in merchandise selection and technology investments to enhance the online experience.
Nordstrom Rack net sales increased 20% for the quarter ended May 3, 2014, compared with the same period in 2013, and sales per square foot increased 2.6% in the first quarter. These increases were primarily attributable to Nordstrom Rack's accelerated store expansion. Nordstrom Rack comparable sales increased 6.4% for the first quarter of 2014. On a comparable basis, both the number of items sold and the average selling price increased for the quarter ended May 3, 2014. Category highlights included Women's Apparel and Shoes.

17 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Retail Business Gross Profit

	Quarter Ended
	May 3, 2014	May 4, 2013
Gross profit[1]	$1,017	$985
Gross profit as a % of net sales	35.8%	37.1%
Ending inventory per square foot	$64.29	$58.35
Inventory turnover rate[2]	4.95	5.18
1 Retailers do not uniformly record the costs of buying and occupancy and supply chain operations (freight, purchasing, receiving, distribution, etc.) between gross profit and selling, general and administrative expense. As such, our gross profit and selling, general and administrative expenses and rates may not be comparable to other retailers’ expenses and rates.
2 Inventory turnover rate is calculated as the trailing 12-months' cost of sales and related buying and occupancy costs (for all segments) divided by the trailing 4-quarter average inventory.
Our Retail gross profit rate decreased 125 basis points for the quarter ended May 3, 2014, compared with the same period in the prior year. This decrease was primarily due to increased markdowns in response to the heightened promotional environment, Nordstrom Rack's accelerated store expansion and growth in the Nordstrom Rewards loyalty program. Our Retail gross profit increased $32 for the first quarter of 2014, compared with the same period in 2013, due primarily to increased sales, partially offset by an increase in occupancy costs driven by investments in new Nordstrom Rack stores.
For the first quarter of 2014, our inventory turnover rate decreased to 4.95 times for the trailing 12-months ended May 3, 2014, from 5.18 times for the same period in 2013. The decrease in our inventory turnover rate was primarily due to our increased investment in pack and hold inventory at Nordstrom Rack, which helps us take advantage of strategic buying opportunities to secure top brands, and to fuel our Nordstrom Rack new store growth. Ending inventory per square foot increased 10.2% and outpaced the 3.6% increase in sales per square foot when compared with the same period in fiscal 2013. The difference primarily reflected planned inventory investments to drive growth at Nordstrom Rack, support well-performing merchandise categories at full-line stores and prepare for the launch of Nordstromrack.com.
Retail Business Selling, General and Administrative Expenses

	Quarter Ended
	May 3, 2014	May 4, 2013
Selling, general and administrative expenses	$793	$754
Selling, general and administrative expense as a % of net sales	28.0%	28.4%
Our Retail selling, general and administrative expenses ("Retail SG&A") rate decreased 41 basis points for the quarter ended May 3, 2014, compared with the same period last year, mostly due to the combination of lower variable expenses and expense leverage from increased sales volume. Our Retail SG&A increased $39 for the first quarter of 2014, compared with the same period in 2013. This was primarily due to the incremental costs of our planned growth strategy, including investments in our online business and improvements in fulfillment capabilities.

18 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Segment
Summary
The table below provides a detailed view of the operational results of our Credit segment, consistent with the segment disclosure provided in Note 9: Segment Reporting in the Notes to Condensed Consolidated Financial Statements. In order to better reflect the economic contribution of our credit and debit card program, intercompany merchant fees are also included in the table below, which represent the estimated costs that would be incurred if our cardholders used third-party cards instead of ours.
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

	Quarter Ended
	May 3, 2014		May 4, 2013
	Amount	Annualized % of average credit card receivables[1]	Amount	Annualized % of average credit card receivables[1]
Credit card revenues	$94	18.4%	$92	18.4%
Credit expenses	(53)	(10.3%)	(48)	(9.7%)
Credit segment earnings before interest and income taxes[2]	41	8.1%	44	8.7%
Interest expense	(4)	(0.9%)	(6)	(1.2%)
Intercompany merchant fees	23	4.4%	20	4.0%
Credit segment contribution, before income taxes	$60	11.7%	$58	11.5%

Credit and debit card volume[3]:
Outside	$1,051		$1,047
Inside	1,148		1,018
Total volume	$2,199		$2,065

Average credit card receivables	$2,044		$2,012
1 Subtotals and totals may not foot due to rounding.
2 As presented in Note 9: Segment Reporting in the Notes to Condensed Consolidated Financial Statements.
3 Volume represents sales plus applicable taxes.
Credit Card Revenues

	Quarter Ended
	May 3, 2014	May 4, 2013
Finance charge revenue	$61	$61
Interchange – third party	22	21
Late fees and other revenue	11	10
Total Credit card revenues	$94	$92
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
Credit card revenues increased $2 for the quarter ended May 3, 2014, compared with the same period in the prior year, due to a 6.5% increase in total quarterly volume.

19 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Expenses
Credit expenses are summarized in the following table:

	Quarter Ended
	May 3, 2014	May 4, 2013
Operational expenses	$37	$33
Bad debt expense	15	14
Occupancy expenses	1	1
Total Credit expenses	$53	$48
Total Credit expenses increased $5 for the quarter ended May 3, 2014, compared with the same period in the prior year, primarily due to higher operational costs related to increased credit volume.

Allowance for Credit Losses and Credit Trends
The following table summarizes activity in the allowance for credit losses:

	Quarter Ended
	May 3, 2014	May 4, 2013
Allowance at beginning of period	$80	$85
Bad debt expense	15	14
Write-offs	(19)	(21)
Recoveries	4	7
Allowance at end of period	$80	$85

Annualized net write-offs as a % of average credit card receivables	2.9%	2.8%
Annualized net write-offs (including finance charges and fees) as a % of average credit card receivables	3.4%	3.3%
30 days or more delinquent as a % of ending credit card receivables	1.6%	1.7%
Allowance as a % of ending credit card receivables	3.7%	4.1%
Intercompany Merchant Fees
Intercompany merchant fees represent the estimated costs that would be incurred if our cardholders used third-party cards in our Nordstrom stores and online. For the quarter ended May 3, 2014, this estimate increased to $23 from $20 for the same period in 2013. This was primarily driven by the increased use of our credit and debit cards in store and online, as reflected by an increase in inside volume as a percent of total volume from 49.3% in the first quarter of 2013 to 52.2% in the first quarter of 2014.

20 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Total Company Results
Interest Expense, Net
Interest expense, net was $35 for the first quarter of 2014, compared with $39 for the first quarter of 2013. The decrease relates to a higher level of capitalized interest expense due to planned capital investments, increased store expansion including Manhattan, as well as lower average interest rates on our notes driven by our debt transactions which occurred during the fourth quarter of 2013.
Income Tax Expense

	Quarter Ended
	May 3, 2014	May 4, 2013
Income tax expense	$90	$91
Effective tax rate	39.2%	38.5%
The effective tax rate for the first quarter of 2014 increased compared with the same period in 2013 primarily due to an increase in state taxes and the expiration of various federal hiring tax credits.

Fiscal 2014 Outlook
The Company’s annual earnings per diluted share expectations are unchanged, incorporating first quarter results, the impact of share repurchases in the first quarter, and assumptions around the promotional environment over the near-term. Our updated expectations for fiscal 2014 are as follows:

Net sales	5.5 to 7.5 percent increase
Comparable sales	2 to 4 percent increase
Credit card revenues	$0 to $5 increase
Gross profit[1] (% of net sales)	30 to 50 basis point decrease
Selling, general and administrative expenses (% of net sales)	0 to 20 basis point increase
Interest expense, net	Approximately $25 decrease
Effective tax rate	39.0%
Earnings per diluted share[2]	$3.75 to $3.90
Diluted shares outstanding[2]	Approximately 194 million
1 Gross profit is calculated as net sales less cost of sales and related buying and occupancy costs (for all segments).
2 This outlook does not include the impact of any future share repurchases.

21 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Return on Invested Capital ("ROIC") (Non-GAAP financial measure)
We believe ROIC is a useful financial measure for investors in evaluating the efficiency and effectiveness of our use of capital and believe ROIC is an important component of shareholders' return over the long term. In addition, we incorporate ROIC in our executive incentive compensation measures. For the 12 fiscal months ended May 3, 2014, our ROIC decreased to 13.3% compared with 14.0% for the 12 fiscal months ended May 4, 2013, primarily due to an increase in our invested capital as a result of expansion into Manhattan and accelerated Nordstrom Rack store growth.
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

	12 Fiscal Months Ended
	May 3, 2014	May 4, 2013
Net earnings	$728	$732
Add: income tax expense	454	450
Add: interest expense	158	160
Earnings before interest and income tax expense	1,340	1,342

Add: rent expense	131	111
Less: estimated depreciation on capitalized operating leases[1]	(70)	(59)
Net operating profit	1,401	1,394

Estimated income tax expense[2]	(538)	(531)
Net operating profit after tax	$863	$863

Average total assets[3]	$8,490	$8,175
Less: average non-interest-bearing current liabilities[4]	(2,492)	(2,303)
Less: average deferred property incentives[3]	(492)	(491)
Add: average estimated asset base of capitalized operating leases[5]	969	777
Average invested capital	$6,475	$6,158

Return on assets	8.6%	8.9%
ROIC	13.3%	14.0%
1 Capitalized operating leases is our best estimate of the asset base we would record for our leases that are classified as operating if they had met the criteria for a capital lease, or we had purchased the property. Asset base is calculated as described in footnote 5 below.
2 Based upon our effective tax rate multiplied by the net operating profit for the 12 fiscal months ended May 3, 2014 and May 4, 2013.
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
Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments. We believe that as of May 3, 2014, our existing cash and cash equivalents on-hand of $1,015, available credit facilities of $800 and potential future operating cash flows and borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives. If an agreement is reached and a transaction is consummated in regards to our credit card receivables, it could result in additional cash flows to further support our capital requirements and strategic initiatives.
For the quarter ended May 3, 2014, cash and cash equivalents decreased by $179 to $1,015, primarily due to payments for capital expenditures of $174 and repurchases of common stock of $207, partially offset by cash provided by operations of $217.
Operating Activities
Net cash provided by operating activities increased $56 for the first quarter of 2014, compared with the same period in 2013, primarily due to the timing of payroll and income tax payments.
Investing Activities
Net cash used in investing activities was $165 for the first quarter of 2014, compared with net cash used of $131 for the same period in 2013. The increase relates to capital expenditures made to support our customer strategy, including investments in technology, e-commerce, remodels and new stores.
Financing Activities
Net cash used in financing activities was $231 for the first quarter of 2014, compared with $125 for the same period in 2013. During the quarter ended May 3, 2014, we made payments of $207 for repurchases of common stock, compared with $174 for the same period in 2013. In addition, our cash book overdrafts decreased in the first quarter of 2014 compared with the same period in 2013 primarily due to payroll and merchandise payment timing differences.

23 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Free Cash Flow (Non-GAAP financial measure)
Free Cash Flow is one of our key liquidity measures, and when used in conjunction with GAAP measures, provides investors with a meaningful analysis of our ability to generate cash from our business. For the first quarter of 2014, Free Cash Flow decreased to ($29) compared with $48 for the first quarter of 2013 due to a decrease in cash book overdrafts resulting from payroll and merchandise payment timing differences, as well as an increase in our capital investments.
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

	Quarter Ended
	May 3, 2014	May 4, 2013
Net cash provided by operating activities	$217	$161
Less: capital expenditures	(174)	(149)
Less: cash dividends paid	(63)	(59)
Add: change in credit card receivables originated at third parties	12	20
(Less) Add: change in cash book overdrafts	(21)	75
Free Cash Flow	$(29)	$48

Net cash used in investing activities	$(165)	$(131)
Net cash used in financing activities	(231)	(125)

24 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Capacity and Commitments
As of May 3, 2014, we had total short-term borrowing capacity available for general corporate purposes of $800, which is composed of our $800 senior unsecured revolving credit facility ("revolver") that expires in March 2018. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes and backs our commercial paper program. During the quarter ended May 3, 2014, we had no issuances under our commercial paper program and no borrowings under our revolver.
In November 2013, our wholly owned subsidiary in Puerto Rico entered into a $52 unsecured borrowing facility to support our expansion into that market. The facility expires in November 2018 and borrowings on this facility incur interest based upon the one-month LIBOR plus 1.275% per annum. As of May 3, 2014, we had $10 outstanding on this facility.
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
Debt Covenant
The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent ("EBITDAR") leverage ratio of less than four times (see the following additional discussion of Adjusted Debt to EBITDAR).
As of May 3, 2014, we were in compliance with this covenant. We will continue to monitor this covenant and believe that we will remain in compliance with this covenant during the remainder of fiscal 2014.

25 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our goal is to manage debt levels to maintain an investment-grade credit rating and operate with an efficient capital structure. In evaluating our debt levels, this measure provides a reflection of our credit worthiness that could impact our credit rating and borrowing costs. We also have a debt covenant that requires an adjusted debt to EBITDAR leverage ratio of less than four times. As of May 3, 2014 and May 4, 2013, our Adjusted Debt to EBITDAR was 2.1.
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

	2014[1]	2013[1]
Debt	$3,117	$3,126
Add: estimated capitalized operating lease liability[2]	1,045	890
Less: fair value hedge adjustment included in long-term debt	(45)	(57)
Adjusted Debt	$4,117	$3,959

Net earnings	$728	$732
Add: income tax expense	454	450
Add: interest expense, net	157	158
Earnings before interest and income taxes	1,339	1,340

Add: depreciation and amortization expenses	464	438
Add: rent expense	131	111
Add: non-cash acquisition-related charges	7	9
EBITDAR	$1,941	$1,898

Debt to Net Earnings	4.3	4.3
Adjusted Debt to EBITDAR	2.1	2.1
1 The components of Adjusted Debt are as of May 3, 2014 and May 4, 2013, while the components of EBITDAR are for the 12 months ended May 3, 2014 and May 4, 2013.
2 Based upon the estimated lease liability as of the end of the period, calculated as the trailing 12-months of rent expense multiplied by eight. The multiple of eight times rent expense is a commonly used method of estimating the debt we would record for our leases that are classified as operating if they had met the criteria for a capital lease, or we had purchased the property.

26 of 30

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We discussed our interest rate risk and our foreign currency exchange risk in Part II, "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2013 Annual Report on Form 10-K filed with the Commission on March 17, 2014. There have been no material changes to these risks since that time.
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

27 of 30

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
Item 1A. Risk Factors.
We discussed our risk factors in Part I, "Item 1A. Risk Factors" in our 2013 Annual Report on Form 10-K filed with the Commission on March 17, 2014. The following is an update to our risk factors as previously disclosed:
The potential transaction related to our credit card receivables could adversely impact our business.
In May 2014, we announced that we are reviewing options for a financial partner for our credit card receivables. This review may not result in a consummated transaction, and further, could divert management’s attention away from our core Retail business, negatively impacting our execution on our customer strategy. If a transaction is consummated, it could negatively impact our credit rating depending on how we utilize the proceeds from the transaction, increasing our borrowing costs. In addition, if we do not successfully execute a transaction to meet our needs or fail to properly allocate our capital to maximize returns, our operations, cash flows and returns to shareholders could be adversely effected. Although we do not expect any change to the customer experience from a transaction, if there is an impact to the customer service associated with our credit cards, this could negatively impact our business and reputation, resulting in a loss to our competitive position.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Repurchases
(Dollar and share amounts in millions, except per share amounts)
Following is a summary of our first quarter share repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
February 2014 (February 2, 2014 to March 1, 2014)	1.4	$58.36	1.4	$589
March 2014 (March 2, 2014 to April 5, 2014)	1.8	62.27	1.8	478
April 2014 (April 6, 2014 to May 3, 2014)	—	—	—	478
Total	3.2	$60.55	3.2
1 In February 2013, our Board of Directors authorized a program to repurchase up to $800 of our outstanding common stock, through March 1, 2015. During the quarter ended May 3, 2014, we repurchased 3.2 shares of our common stock for an aggregate purchase price of $192 and had $478 in remaining share repurchase capacity as of May 3, 2014. The actual number and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission rules.

Item 6. Exhibits.
Exhibits are incorporated herein by reference or are filed or furnished with this report as set forth in the Index to Exhibits on page 30 hereof.

28 of 30

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	June 3, 2014

29 of 30

NORDSTROM, INC.
Index to Exhibits

Exhibit		Method of Filing
3.2	Bylaws of Nordstrom, Inc. (Amended and Restated as of May 7, 2014)	Incorporated by reference from the Registrant's Form 8-K/A filed on May 13, 2014, Exhibit 3.2

4.1	Form of 5.00% Global Note due 2044	Incorporated by reference from the Registrant's Form S-4 filed on March 28, 2014, Exhibit 4.2

4.2	Form of 5.00% Rule 144A Global Note due 2044	Incorporated by reference from the Registrant's Form S-4 filed on March 28, 2014, Exhibit 4.3

4.3	Form of 5.00% Regulation S Global Note due 2044	Incorporated by reference from the Registrant's Form S-4 filed on March 28, 2014, Exhibit 4.4

4.4	Registration Rights Agreement, dated as of December 12, 2013	Incorporated by reference from the Registrant's Form S-4 filed on March 28, 2014, Exhibit 4.5

4.5	Indenture dated December 3, 2007, between the Company and Wells Fargo Bank, National Association	Incorporated by reference from the Registrant's Form S-4/A filed on April 29, 2014, Exhibit 4.1

10.1	Amendment 2014-1 to the Nordstrom 401(k) Plan & Profit Sharing	Filed herewith electronically

31.1	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Filed herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

30 of 30