Form 10-Q
period 2014-08-02
NORDSTROM INC
filed 2014-09-02
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2014
or
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
206-628-2111
(Registrant's telephone number, including area code)
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
YES ☐ NO ☑
Common stock outstanding as of August 27, 2014: 192,611,151 shares

1 of 33

NORDSTROM, INC.

2 of 33

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	$3,296	$3,104	$6,133	$5,761
Credit card revenues	96	92	190	184
Total revenues	3,392	3,196	6,323	5,945
Cost of sales and related buying and occupancy costs	(2,130)	(2,004)	(3,951)	(3,677)
Selling, general and administrative expenses	(931)	(857)	(1,776)	(1,658)
Earnings before interest and income taxes	331	335	596	610
Interest expense, net	(35)	(37)	(70)	(76)
Earnings before income taxes	296	298	526	534
Income tax expense	(113)	(114)	(203)	(205)
Net earnings	$183	$184	$323	$329

Earnings per share:
Basic	$0.97	$0.94	$1.70	$1.68
Diluted	$0.95	$0.93	$1.68	$1.66

Weighted-average shares outstanding:
Basic	189.6	195.5	189.7	195.5
Diluted	192.7	198.8	192.7	198.9
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net earnings	$183	$184	$323	$329
Postretirement plan adjustments, net of tax	1	1	2	3
Foreign currency translation adjustment	—	—	1	—
Comprehensive net earnings	$184	$185	$326	$332
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 33

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	August 2, 2014	February 1, 2014	August 3, 2013
Assets
Current assets:
Cash and cash equivalents	$772	$1,194	$1,128
Accounts receivable, net	2,454	2,177	2,369
Merchandise inventories	1,805	1,531	1,464
Current deferred tax assets, net	260	239	244
Prepaid expenses and other	96	87	89
Total current assets	5,387	5,228	5,294

Land, buildings and equipment (net of accumulated depreciation of $4,587, $4,395 and $4,270)	3,096	2,949	2,810
Goodwill	175	175	175
Other assets	248	222	269
Total assets	$8,906	$8,574	$8,548

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,529	$1,263	$1,395
Accrued salaries, wages and related benefits	358	395	322
Other current liabilities	944	876	837
Current portion of long-term debt	7	7	407
Total current liabilities	2,838	2,541	2,961

Long-term debt, net	3,111	3,106	2,715
Deferred property incentives, net	498	498	490
Other liabilities	358	349	351

Commitments and contingencies

Shareholders' equity:
Common stock, no par value: 1,000 shares authorized; 188.6, 191.2 and 195.5 shares issued and outstanding	1,958	1,827	1,762
Retained earnings	179	292	313
Accumulated other comprehensive loss	(36)	(39)	(44)
Total shareholders' equity	2,101	2,080	2,031
Total liabilities and shareholders' equity	$8,906	$8,574	$8,548
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 33

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at February 1, 2014	191.2	$1,827	$292	$(39)	$2,080
Net earnings	—	—	323	—	323
Other comprehensive earnings	—	—	—	3	3
Dividends ($0.66 per share)	—	—	(125)	—	(125)
Issuance of common stock under stock compensation plans	2.3	101	—	—	101
Stock-based compensation	—	30	—	—	30
Repurchase of common stock	(4.9)	—	(311)	—	(311)
Balance at August 2, 2014	188.6	$1,958	$179	$(36)	$2,101

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at February 2, 2013	197.0	$1,645	$315	$(47)	$1,913
Net earnings	—	—	329	—	329
Other comprehensive earnings	—	—	—	3	3
Dividends ($0.60 per share)	—	—	(117)	—	(117)
Issuance of common stock under stock compensation plans	2.3	84	—	—	84
Stock-based compensation	—	33	—	—	33
Repurchase of common stock	(3.8)	—	(214)	—	(214)
Balance at August 3, 2013	195.5	$1,762	$313	$(44)	$2,031
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 33

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six Months Ended
	August 2, 2014	August 3, 2013
Operating Activities
Net earnings	$323	$329
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses	244	220
Amortization of deferred property incentives and other, net	(40)	(32)
Deferred income taxes, net	(43)	(35)
Stock-based compensation expense	31	34
Tax benefit from stock-based compensation	10	16
Excess tax benefit from stock-based compensation	(11)	(17)
Bad debt expense	22	30
Change in operating assets and liabilities:
Accounts receivable	(221)	(199)
Merchandise inventories	(263)	(119)
Prepaid expenses and other assets	(11)	(9)
Accounts payable	241	328
Accrued salaries, wages and related benefits	(35)	(82)
Other current liabilities	68	30
Deferred property incentives	48	42
Other liabilities	6	11
Net cash provided by operating activities	369	547

Investing Activities
Capital expenditures	(376)	(427)
Change in credit card receivables originated at third parties	(77)	(70)
Other, net	(9)	(7)
Net cash used in investing activities	(462)	(504)

Financing Activities
Proceeds from long-term borrowings	13	—
Principal payments on long-term borrowings	(4)	(3)
Increase in cash book overdrafts	15	56
Cash dividends paid	(125)	(117)
Payments for repurchase of common stock	(326)	(219)
Proceeds from issuances under stock compensation plans	91	68
Excess tax benefit from stock-based compensation	11	17
Other, net	(4)	(2)
Net cash used in financing activities	(329)	(200)

Net decrease in cash and cash equivalents	(422)	(157)
Cash and cash equivalents at beginning of period	1,194	1,285
Cash and cash equivalents at end of period	$772	$1,128

Supplemental Cash Flow Information
Cash paid during the period for:
Interest (net of capitalized interest)	$78	$81
Income taxes (net of refunds)	219	235
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

6 of 33

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
The condensed consolidated financial statements as of and for the periods ended August 2, 2014 and August 3, 2013 are unaudited. The condensed consolidated balance sheet as of February 1, 2014 has been derived from the audited consolidated financial statements included in our 2013 Annual Report. The interim condensed consolidated financial statements should be read together with the consolidated financial statements and related footnote disclosures contained in our 2013 Annual Report.
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
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU raises the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. Under the new guidance, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results. We are currently evaluating the impact, if any, the provisions of this ASU would have on our consolidated financial statements. If applicable, this ASU would be effective for us beginning in the first quarter of 2015.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The core principle of this ASU is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing, and uncertainty of revenue and cash flows from contracts with customers. This ASU is effective for us beginning with the first quarter of 2017. We are currently evaluating the impact the provisions of this ASU would have on our consolidated financial statements.

7 of 33

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 2: ACCOUNTS RECEIVABLE
The components of accounts receivable are as follows:

	August 2, 2014	February 1, 2014	August 3, 2013
Credit card receivables:
Nordstrom VISA credit card receivables	$1,410	$1,316	$1,419
Nordstrom private label card receivables	1,010	868	932
Total credit card receivables	2,420	2,184	2,351
Allowance for credit losses	(80)	(80)	(85)
Credit card receivables, net	2,340	2,104	2,266
Other accounts receivable[1]	114	73	103
Accounts receivable, net	$2,454	$2,177	$2,369
1 Other accounts receivable consist primarily of third-party credit and debit card receivables.
Activity in the allowance for credit losses is as follows:

	Quarter Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Allowance at beginning of period	$80	$85	$80	$85
Bad debt expense	7	16	22	30
Write-offs	(19)	(21)	(38)	(42)
Recoveries	12	5	16	12
Allowance at end of period	$80	$85	$80	$85
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

	August 2, 2014	February 1, 2014	August 3, 2013
Credit card receivables classified as TDRs	$38	$43	$45
Percent of total credit card receivables classified as TDRs	1.6%	2.0%	1.9%

8 of 33

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

Credit Quality
The primary indicators of the credit quality of our credit card receivables are aging and delinquency, particularly the levels of account balances delinquent 30 days or more as these are the accounts most likely to be written off. The following table illustrates the aging and delinquency status of our credit card receivables:

	August 2, 2014		February 1, 2014		August 3, 2013
	Balance	% of total	Balance	% of total	Balance	% of total
Current	$2,301	95.1%	$2,046	93.7%	$2,241	95.3%
1 – 29 days delinquent	82	3.4%	99	4.5%	74	3.2%
30 days or more delinquent:
30 – 59 days delinquent	15	0.6%	16	0.7%	14	0.6%
60 – 89 days delinquent	9	0.4%	9	0.4%	9	0.4%
90 days or more delinquent	13	0.5%	14	0.7%	13	0.5%
Total 30 days or more delinquent	37	1.5%	39	1.8%	36	1.5%
Total credit card receivables	$2,420	100.0%	$2,184	100.0%	$2,351	100.0%

Receivables not accruing finance charges	$11		$13		$10
Receivables 90 days or more delinquent and still accruing finance charges	7		8		7
We also evaluate credit quality using FICO credit scores. The following table illustrates the distribution of our credit card receivables across FICO score ranges:

	August 2, 2014		February 1, 2014		August 3, 2013
FICO Score Range[1]	Balance	% of total	Balance	% of total	Balance	% of total
801+	$481	19.8%	$313	14.3%	$430	18.3%
660 – 800	1,478	61.1%	1,393	63.8%	1,455	61.9%
001 – 659	365	15.1%	379	17.4%	367	15.6%
Other[2]	96	4.0%	99	4.5%	99	4.2%
Total credit card receivables	$2,420	100.0%	$2,184	100.0%	$2,351	100.0%
1 Credit scores for our credit cardholders are updated at least every 60 days for active accounts and every 90 days for inactive accounts. Amounts listed in the table reflect the most recently obtained credit scores as of the dates indicated.
2 Other consists of amounts not yet posted to customers' accounts and receivables from customers for whom FICO scores are temporarily unavailable.

9 of 33

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 3: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt is as follows:

	August 2, 2014	February 1, 2014	August 3, 2013
Secured
Series 2011-1 Class A Notes, 2.28%, due October 2016	$325	$325	$325
Mortgage payable, 7.68%, due April 2020	39	42	44
Other	8	9	9
Total secured debt	372	376	378

Unsecured
Net of unamortized discount:
Senior notes, 6.75%, due June 2014	—	—	400
Senior notes, 6.25%, due January 2018	649	648	648
Senior notes, 4.75%, due May 2020	499	499	499
Senior notes, 4.00%, due October 2021	499	499	499
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 7.00%, due January 2038	146	146	344
Senior notes, 5.00%, due January 2044	596	595	—
Unamortized fair value hedge and other	57	50	54
Total unsecured debt	2,746	2,737	2,744

Total long-term debt	3,118	3,113	3,122
Less: current portion	(7)	(7)	(407)
Total due beyond one year	$3,111	$3,106	$2,715
Credit Facilities
As of August 2, 2014, we had total short-term borrowing capacity available for general corporate purposes of $800, which is composed of our $800 senior unsecured revolving credit facility ("revolver") that expires in March 2018. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes and backs our commercial paper program. During the six months ended August 2, 2014, we had no issuances under our commercial paper program and no borrowings under our revolver.
The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent ("EBITDAR") leverage ratio of less than four times. As of August 2, 2014, we were in compliance with this covenant.

In November 2013, our wholly owned subsidiary in Puerto Rico entered into a $52 unsecured borrowing facility to support our expansion into that market. The facility expires in November 2018 and borrowings on this facility incur interest based upon the one-month LIBOR plus 1.275% per annum. As of August 2, 2014, we had $15 outstanding on this facility.

10 of 33

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
We did not have any financial assets or liabilities that were measured at fair value on a recurring basis as of August 2, 2014, February 1, 2014 or August 3, 2013.
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

	August 2, 2014	February 1, 2014	August 3, 2013
Carrying value of long-term debt[1]	$3,118	$3,113	$3,122
Fair value of long-term debt	3,551	3,511	3,471
1 The carrying value of long-term debt includes the remaining unamortized adjustment from our previous effective fair value hedge.
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We recorded no material impairment charges for these assets for the six months ended August 2, 2014 and August 3, 2013. We estimate the fair value of goodwill and long-lived tangible and intangible assets using primarily unobservable inputs, and as such these are considered Level 3 fair value measurements.
NOTE 5: COMMITMENTS AND CONTINGENT LIABILITIES
As of August 2, 2014, we had approximately $126 of fee interest in our Manhattan full-line store subject to lien. We have committed to make future installment payments based on the developer of the property meeting construction and development milestones. Our fee interest in the property is subject to lien until project completion or fulfillment of our existing installment payment commitment.
NOTE 6: SHAREHOLDERS' EQUITY
In February 2013, our Board of Directors authorized a program to repurchase up to $800 of our outstanding common stock, through March 1, 2015. During the six months ended August 2, 2014, we repurchased 4.9 shares of our common stock for an aggregate purchase price of $311 and had $359 in remaining share repurchase capacity as of August 2, 2014. The actual number and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission ("Commission") rules.

Subsequent to quarter-end, in August 2014, we declared a quarterly dividend of $0.33 per share, payable in September 2014.

11 of 33

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 7: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Stock options	$11	$13	$21	$26
Restricted stock units	4	—	6	—
Employee stock purchase plan	—	—	1	1
Other	3	4	3	7
Total stock-based compensation expense, before income tax benefit	18	17	31	34
Income tax benefit	(7)	(5)	(11)	(11)
Total stock-based compensation expense, net of income tax benefit	$11	$12	$20	$23
Beginning in the quarter ended May 3, 2014, we now grant our employees a combination of options and restricted stock units. The following table summarizes our grants:

	Six Months Ended
	August 2, 2014		August 3, 2013
	Units granted	Weighted-average grant-date fair value per unit	Units granted	Weighted-average grant-date fair value per unit
Stock options	1.9	$16	3.7	$14
Restricted stock units	0.5	62	—	—
NOTE 8: EARNINGS PER SHARE
The computation of earnings per share is as follows:

	Quarter Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net earnings	$183	$184	$323	$329

Basic shares	189.6	195.5	189.7	195.5
Dilutive effect of stock options and other	3.1	3.3	3.0	3.4
Diluted shares	192.7	198.8	192.7	198.9

Earnings per basic share	$0.97	$0.94	$1.70	$1.68
Earnings per diluted share	$0.95	$0.93	$1.68	$1.66

Anti-dilutive stock options and other	1.8	3.4	3.4	4.6

12 of 33

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 9: SEGMENT REPORTING
The following tables set forth information for our reportable segments:

	Retail	Corporate/Other	Total Retail Business[1]	Credit	Total
Quarter Ended August 2, 2014
Net sales	$3,438	$(142)	$3,296	$—	$3,296
Credit card revenues	—	—	—	96	96
Earnings (loss) before interest and income taxes	367	(89)	278	53	331
Interest expense, net	—	(30)	(30)	(5)	(35)
Earnings (loss) before income taxes	367	(119)	248	48	296

Quarter Ended August 3, 2013
Net sales	$3,245	$(141)	$3,104	$—	$3,104
Credit card revenues	—	—	—	92	92
Earnings (loss) before interest and income taxes	375	(80)	295	40	335
Interest expense, net	—	(31)	(31)	(6)	(37)
Earnings (loss) before income taxes	375	(111)	264	34	298

Six Months Ended August 2, 2014
Net sales	$6,348	$(215)	$6,133	$—	$6,133
Credit card revenues	—	—	—	190	190
Earnings (loss) before interest and income taxes	677	(175)	502	94	596
Interest expense, net	—	(61)	(61)	(9)	(70)
Earnings (loss) before income taxes	677	(236)	441	85	526

Six Months Ended August 3, 2013
Net sales	$5,958	$(197)	$5,761	$—	$5,761
Credit card revenues	—	—	—	184	184
Earnings (loss) before interest and income taxes	675	(149)	526	84	610
Interest expense, net	—	(64)	(64)	(12)	(76)
Earnings (loss) before income taxes	675	(213)	462	72	534
1 Total Retail Business is not a reportable segment, but represents a subtotal of the Retail segment and Corporate/Other, and is consistent with our presentation in Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following table summarizes net sales within our reportable segments:

	Quarter Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Nordstrom full-line stores	$2,074	$2,098	$3,757	$3,815
Direct	519	425	920	726
Nordstrom	2,593	2,523	4,677	4,541
Nordstrom Rack	759	645	1,500	1,261
HauteLook, Nordstromrack.com and Jeffrey	86	77	171	156
Total Retail segment	3,438	3,245	6,348	5,958
Corporate/Other	(142)	(141)	(215)	(197)
Total net sales	$3,296	$3,104	$6,133	$5,761

13 of 33

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share and per option amounts)
(Unaudited)

NOTE 10: SUBSEQUENT EVENT
In August 2014, we acquired Trunk Club, Inc., a personalized online clothing service for men. Founded in 2009, Trunk Club delivers a stylist service that combines the convenience of online with a high-touch, personalized shopping experience. We believe this acquisition represents a natural extension of our core business, aligns with our strategic priorities around a relevant customer experience and accelerates entry into this fast-growing market.
All of the issued and outstanding shares of Trunk Club were converted into $350 of Nordstrom stock.
This acquisition recently closed on August 22, 2014 and due to the limited time since closing, we have not yet completed the initial accounting for this transaction. We expect to disclose additional information once the initial accounting is completed in the third quarter of 2014. Additionally, we will include the financial results of Trunk Club in our consolidated financial statements from the date of acquisition forward.

14 of 33

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

•	successful execution of our information technology strategy,

•	our ability to effectively utilize data in strategic planning and decision-making,

•	efficient and proper allocation of our capital resources,

•	reviewing of options and structure for a financial partner in regards to a potential transaction related to our credit card receivables,

•	our ability to safeguard our reputation and maintain our vendor relationships,

•	the impact of economic and market conditions and the resultant impact on consumer spending patterns,

•	our ability to respond to the business environment, fashion trends and consumer preferences, including changing expectations of service and experience in stores and online,

•	the effectiveness of planned advertising, marketing and promotional campaigns in the highly competitive retail industry,

•	weather conditions, natural disasters, health hazards, national security or other market disruptions, or the prospects of these events and the impact on consumer spending patterns,

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

15 of 33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

OVERVIEW
Our second quarter performance was in line with our expectations, with a total net sales increase of 6.2% and comparable sales increase of 3.3%. Our Anniversary Sale, which historically is our largest sale event of the year, generated a comparable sales increase of 3.6% in the full-price business, which was consistent with recent trends.
During the quarter, we continued to demonstrate our focus on executing our strategy, both in-store and online, and with our full-price and off-price offerings. In today's rapidly changing environment, we strive to position ourselves to serve customers through these multiple touchpoints. In August 2014, we completed the acquisition of Trunk Club, a leading personalized clothing service for men. The men's market is one of the fastest-growing and most rapidly changing segments in retail, and Trunk Club has created a unique approach to capture the imagination of an under-served customer. Founded in 2009, Trunk Club delivers a stylist service that combines the convenience of online with a high-touch, personalized shopping experience. We believe this acquisition represents a natural extension of our core business, aligns with our strategic priorities around a relevant customer experience and accelerates entry into this fast-growing market.
Trunk Club is a high-growth company and expects to achieve operational profitability and more than double its annual sales to over $100 million in 2014, a portion of which will be included in our financial results subsequent to the acquisition. Trunk Club will continue to operate independently and focus on its core business while leveraging our capabilities and resources to scale its business. It will be managed by its current leadership team and remain headquartered in Chicago.
The Nordstrom Rewards program contributes significantly to our overall results, with members shopping more frequently and spending more on average than non-members. We now have 4.1 million active members, a 14% increase over last year. The Company opened nearly 650,000 new accounts so far this year, an increase of 20% compared with the same period last year. Our overall credit portfolio remains healthy, with delinquency and write-off trends remaining around a five-year low, which positions us well as we explore potential partners for the sale of our credit card receivables. As we noted in the first quarter, we are still in the early stages of the process of finding a partner for this potential transaction and we estimate that this will take a total of 12 to 18 months. We will provide an update once the process is complete.
We are making ongoing progress in reaching new customers through our store expansion. This fall, we plan to open our first store in Canada, in Calgary, as well as two full-line stores in The Woodlands (Houston), Texas and in Jacksonville, Florida. To date, we have opened 11 Nordstrom Rack stores and plan to open 16 additional stores during the remainder of the year. Nordstrom Rack delivered a second quarter net sales increase of 18% over the same period last year.
We continue to support our customer strategy with the investments we are making in our stores, online and in our fulfillment capabilities. We aim to deliver a superior and integrated customer experience across all channels and we think we are well-positioned to continue our growth. Over the long term, we continue to believe our customer strategy and investments will generate top-quartile shareholder returns through high single-digit sales growth and mid-teens Return on Invested Capital.

16 of 33

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
Retail Business
Summary
The following table summarizes the results of our Retail Business for the quarter and six months ended August 2, 2014, compared with the quarter and six months ended August 3, 2013:

	Quarter Ended
	August 2, 2014		August 3, 2013
	Amount	% of net sales[1]	Amount	% of net sales[1]
Net sales	$3,296	100.0%	$3,104	100.0%
Cost of sales and related buying and occupancy costs	(2,129)	(64.6%)	(2,002)	(64.5%)
Gross profit	1,167	35.4%	1,102	35.5%
Selling, general and administrative expenses	(889)	(27.0%)	(807)	(26.0%)
Earnings before interest and income taxes	$278	8.5%	$295	9.5%

	Six Months Ended
	August 2, 2014		August 3, 2013
	Amount	% of net sales[1]	Amount	% of net sales[1]
Net sales	$6,133	100.0%	$5,761	100.0%
Cost of sales and related buying and occupancy costs	(3,949)	(64.4%)	(3,674)	(63.8%)
Gross profit	2,184	35.6%	2,087	36.2%
Selling, general and administrative expenses	(1,682)	(27.4%)	(1,561)	(27.1%)
Earnings before interest and income taxes	$502	8.2%	$526	9.1%
1 Subtotals and totals may not foot due to rounding.

17 of 33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Retail Business Net Sales

	Quarter Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales by channel:
Nordstrom full-line stores	$2,074	$2,098	$3,757	$3,815
Direct	519	425	920	726
Nordstrom	2,593	2,523	4,677	4,541
Nordstrom Rack	759	645	1,500	1,261
HauteLook, Nordstromrack.com and Jeffrey	86	77	171	156
Total Retail segment	3,438	3,245	6,348	5,958
Corporate/Other	(142)	(141)	(215)	(197)
Total net sales	$3,296	$3,104	$6,133	$5,761

Net sales increase	6.2%	6.4%	6.4%	5.6%

Comparable sales increase (decrease) by channel:[1]
Nordstrom full-line stores	(1.2%)	(0.7%)	(1.5%)	(0.4%)
Direct	22.0%	37.2%	26.6%	31.7%
Nordstrom	2.7%	4.2%	3.0%	3.7%
Nordstrom Rack	4.0%	2.4%	5.2%	1.6%
HauteLook and Nordstromrack.com	14.9%	23.1%	12.6%	28.6%
Total	3.3%	4.4%	3.6%	3.6%

Sales per square foot[2]	$125	$121	$233	$226
4-wall sales per square foot[2]	107	108	201	200
Full-line sales per square foot[2]	100	101	182	184
Nordstrom Rack sales per square foot[2]	133	134	269	267
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
Total company net sales increased 6.2% for the quarter and 6.4% for the six months ended August 2, 2014, compared with the same periods in 2013. Overall comparable sales increased 3.3% for the quarter and 3.6% for the six months ended August 2, 2014, led by the growth at Direct. Anniversary Sale comparable sales, which is the Company's largest sale event of the year, increased 3.6%.
Nordstrom net sales, which consists of the full-line and Direct businesses, were $2,593 for the second quarter of 2014, an increase of 2.7% compared with the same period in 2013, while net sales were $4,677 for the six months ended August 2, 2014, an increase of 3.0% compared with the same period in 2013. Strong growth in our Direct channel was partially offset by softer sales at our full-line stores. Both the average selling price and the number of items sold increased on a comparable basis for the quarter and six months ended August 2, 2014. Category highlights for the quarter ended August 2, 2014 included Cosmetics, Accessories and Men's Apparel, while category highlights for the six months ended August 2, 2014 included Accessories, Cosmetics and Women's Apparel. Sales per square foot increased 2.7% for the second quarter of 2014, while it increased 3.1% for the six months ended August 2, 2014, compared with the same periods in 2013.

18 of 33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Full-line comparable sales decreased 1.2% for the quarter and 1.5% for the six months ended August 2, 2014, compared with the same periods in 2013. The top-performing geographic regions for full-line stores for the quarter and six months ended August 2, 2014 were the Southeast and Southwest. Full-line sales per square foot decreased 1.2% in the second quarter of 2014 and 1.5% for the six months ended August 2, 2014, when compared with the same periods in 2013. The Direct channel continued to experience outsized sales growth with an increase of 22% in the second quarter of 2014 and 27% for the six months ended August 2, 2014, driven by expanded merchandise selection.
Nordstrom Rack net sales increased $114, or 18%, for the quarter and $239, or 19%, for the six months ended August 2, 2014, compared with the same periods in 2013, reflecting incremental volume from existing stores and the impact of 25 store openings since the second quarter of fiscal 2013. Nordstrom Rack comparable sales increased 4.0% for the quarter and 5.2% for the six months ended August 2, 2014. Both the average selling price and the number of items sold increased on a comparable basis for the quarter and six months ended August 2, 2014. Category highlights for the second quarter of 2014 and the six months ended August 2, 2014 included Shoes and Accessories.
Retail Business Gross Profit

	Quarter Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Gross profit[1]	$1,167	$1,102	$2,184	$2,087
Gross profit as a % of net sales	35.4%	35.5%	35.6%	36.2%

			August 2, 2014	August 3, 2013
Ending inventory per square foot			$68.27	$57.26
Inventory turnover rate[2]			4.83	5.20
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
Our Retail gross profit rate decreased 7 basis points for the quarter ended August 2, 2014 and 61 basis points for the six months ended August 2, 2014, compared with the same periods in the prior year. These decreases were primarily due to planned occupancy costs associated with Nordstrom Rack's accelerated store expansion and in addition, for the six months ended August 2, 2014, increased markdowns in response to the promotional environment. Our Retail gross profit increased $65 for the second quarter of 2014 and $97 for the six months ended August 2, 2014, compared with the same periods in 2013, due primarily to increased sales, partially offset by an increase in occupancy costs driven by investments in new Nordstrom Rack stores.
For the second quarter of 2014, our inventory turnover rate decreased to 4.83 times for the trailing 12-months ended August 2, 2014, from 5.20 times for the same period in 2013. The decrease in our inventory turnover rate was primarily due to our increased investment in pack and hold inventory at Nordstrom Rack. Pack and hold inventory helps us take advantage of strategic buying opportunities to secure top brands and is fueling our Nordstrom Rack new store growth and Nordstromrack.com. Ending inventory per square foot increased 19.2% compared with the same period in fiscal 2013, which outpaced the sales per square foot increase of 2.7%. The difference primarily reflected planned investments to fuel off-price growth, including increased levels of pack and hold inventory at Nordstrom Rack, and planned investments in the full-price business to drive online growth and in well-performing merchandise categories.
Retail Business Selling, General and Administrative Expenses

	Quarter Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Selling, general and administrative expenses	$889	$807	$1,682	$1,561
Selling, general and administrative expense as a % of net sales	27.0%	26.0%	27.4%	27.1%
Our Retail selling, general and administrative expenses ("Retail SG&A") rate increased 97 basis points and $82 for the quarter ended August 2, 2014, and 33 basis points and $121 for the six months ended August 2, 2014. These increases were primarily due to ongoing investments in fulfillment and technology and the planned entry into Canada.

19 of 33

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

	Quarter Ended
	August 2, 2014		August 3, 2013
	Amount	Annualized % of average credit card receivables[1]	Amount	Annualized % of average credit card receivables[1]
Credit card revenues	$96	18.1%	$92	17.6%
Credit expenses	(43)	(8.3%)	(52)	(9.9%)
Credit segment earnings before interest and income taxes[2]	53	9.8%	40	7.7%
Interest expense	(5)	(0.9%)	(6)	(1.2%)
Intercompany merchant fees	31	5.8%	28	5.5%
Credit segment contribution, before income taxes	$79	14.8%	$62	12.0%

Credit and debit card volume[3]:
Outside	$1,095		$1,077
Inside	1,571		1,426
Total volume	$2,666		$2,503

Average credit card receivables	$2,132		$2,074
1 Subtotals and totals may not foot due to rounding.
2 As presented in Note 9: Segment Reporting in the Notes to Condensed Consolidated Financial Statements.
3 Volume represents sales plus applicable taxes.

20 of 33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

	Six Months Ended
	August 2, 2014		August 3, 2013
	Amount	Annualized % of average credit card receivables[1]	Amount	Annualized % of average credit card receivables[1]
Credit card revenues	$190	18.2%	$184	18.0%
Credit expenses	(96)	(9.3%)	(100)	(9.8%)
Credit segment earnings before interest and income taxes[2]	94	9.0%	84	8.2%
Interest expense	(9)	(0.9%)	(12)	(1.2%)
Intercompany merchant fees	54	5.2%	48	4.7%
Credit segment contribution, before income taxes	$139	13.3%	$120	11.8%

Credit and debit card volume[3]:
Outside	$2,146		$2,124
Inside	2,719		2,444
Total volume	$4,865		$4,568

Average credit card receivables	$2,089		$2,044
1 Subtotals and totals may not foot due to rounding.
2 As presented in Note 9: Segment Reporting in the Notes to Condensed Consolidated Financial Statements.
3 Volume represents sales plus applicable taxes.
Credit Card Revenues

	Quarter Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Finance charge revenue	$61	$59	$122	$120
Interchange – third-party	22	22	44	43
Late fees and other revenue	13	11	24	21
Total Credit card revenues	$96	$92	$190	$184
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
Credit card revenues increased $4 for the quarter and $6 for the six months ended August 2, 2014, compared with the same periods in the prior year, primarily due to a 6.5% increase in total volume for the quarter and six months ended August 2, 2014.
Credit Expenses
Credit expenses are summarized in the following table:

	Quarter Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Operational expenses	$35	$34	72	67
Bad debt expense	7	16	22	30
Occupancy expenses	1	2	$2	$3
Total Credit expenses	$43	$52	$96	$100
Total Credit expenses decreased $9 for the quarter and $4 for the six months ended August 2, 2014, compared with the same periods in the prior year, primarily due to recoveries from the sale of bad debt during the second quarter which decreased our bad debt expense.

21 of 33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Allowance for Credit Losses and Credit Trends
The following table summarizes activity in the allowance for credit losses:

	Quarter Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Allowance at beginning of period	$80	$85	$80	$85
Bad debt expense	7	16	22	30
Write-offs	(19)	(21)	(38)	(42)
Recoveries	12	5	16	12
Allowance at end of period	$80	$85	$80	$85

Annualized net write-offs as a % of average credit card receivables	1.4%	3.1%	2.1%	2.9%
Annualized net write-offs (including finance charges and fees) as a % of average credit card receivables	1.9%	3.7%	2.6%	3.5%
Annualized net write-offs (including finance charges and fees), as a percent of average credit card receivables, decreased due to our sale of bad debt during the second quarter of 2014. Excluding the bad debt sale, the annualized write-off rate was 3.4% for the quarter ended August 2, 2014.

	Six Months Ended
	August 2, 2014	August 3, 2013
30 days or more delinquent as a % of ending credit card receivables	1.5%	1.5%
Allowance as a % of ending credit card receivables	3.3%	3.6%

Intercompany Merchant Fees
Intercompany merchant fees represent the estimated costs that would be incurred if our cardholders used third-party cards in our Nordstrom stores and online. For the quarter ended August 2, 2014, this estimate increased to $31 from $28 for the same period in 2013. This was primarily driven by the increased use of our credit and debit cards in store and online, as reflected by an increase in inside volume as a percent of total volume from 57% in the second quarter of 2013 to 59% in the second quarter of 2014. For the six months ended August 2, 2014, this estimate increased to $54 from $48 for the same period in 2013. This was primarily driven by the increased use of our credit and debit cards in store and online, as reflected by an increase in inside volume as a percent of total volume from 54% for the six months ended August 3, 2013 to 56% for the six months ended August 2, 2014.

22 of 33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Total Company Results
Interest Expense, Net
Interest expense, net was $35 for the second quarter and $70 for the six months ended August 2, 2014, compared with $37 for the second quarter and $76 for the six months ended August 3, 2013. The decrease relates to lower average interest rates on our notes driven by our fourth quarter 2013 debt transactions, as well as a higher level of capitalized interest expense due to planned capital investments and increased store expansion, including Manhattan.
Income Tax Expense

	Quarter Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Income tax expense	$113	$114	$203	$205
Effective tax rate	38.0%	38.2%	38.6%	38.3%
The effective tax rate for the quarter ended August 2, 2014 decreased compared with the same period in 2013, primarily due to changes in our reserves for state taxes. The effective tax rate for the six months ended August 2, 2014 increased compared with the same period in 2013, primarily due to an increase in state taxes and the expiration of various federal hiring tax credits.
Fiscal Year 2014 Outlook
The Company updated its annual earnings per diluted share expectations, which incorporates second quarter results and the impact of share repurchases in the second quarter. Nordstrom's updated expectations for fiscal 2014 are as follows:

Net sales	6.5 to 7.5 percent increase
Comparable sales	3 to 4 percent increase
Credit card revenues	Approximately $10 increase
Gross profit[1] (% of net sales)	40 to 50 basis point decrease
Selling, general and administrative expenses (% of net sales)	10 to 20 basis point increase
Interest expense, net	Approximately $25 decrease
Effective tax rate	39.0%
Earnings per diluted share[2]	$3.80 to $3.90
Diluted shares outstanding[2]	Approximately 192 million
1 Gross profit is calculated as net sales less cost of sales and related buying and occupancy costs (for all segments).
2 This outlook does not include the impact of any future share repurchases.

This earnings per diluted share outlook of $3.80 to $3.90 for fiscal 2014 does not include the acquisition of Trunk Club, which we estimate will reduce 2014 earnings per diluted share by 3 to 5 percent. We expect to disclose additional information once we complete the initial accounting for the Trunk Club acquisition in the third quarter of 2014.

23 of 33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Return on Invested Capital ("ROIC") (Non-GAAP financial measure)
We believe ROIC is a useful financial measure for investors in evaluating the efficiency and effectiveness of our use of capital and believe ROIC is an important component of shareholders' return over the long term. In addition, we incorporate ROIC in our executive incentive compensation measures. For the 12 fiscal months ended August 2, 2014, our ROIC decreased to 13.2% compared with 14.4% for the 12 fiscal months ended August 3, 2013. This decrease reflected increased capital expenditures related to store expansion and online growth.
ROIC is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should be considered in addition to, and not as a substitute for, return on assets, net earnings, total assets or other financial measures prepared in accordance with GAAP. Our method of determining non-GAAP financial measures may differ from other companies' methods and therefore may not be comparable to those used by other companies. The financial measure calculated under GAAP which is most directly comparable to ROIC is return on assets. The following is a reconciliation of the components of ROIC and return on assets:

	12 Fiscal Months Ended
	August 2, 2014	August 3, 2013
Net earnings	$727	$760
Add: income tax expense	453	469
Add: interest expense	156	158
Earnings before interest and income tax expense	1,336	1,387

Add: rent expense	133	116
Less: estimated depreciation on capitalized operating leases[1]	(71)	(62)
Net operating profit	1,398	1,441

Estimated income tax expense[2]	(536)	(550)
Net operating profit after tax	$862	$891

Average total assets[3]	$8,618	$8,216
Less: average non-interest-bearing current liabilities[4]	(2,577)	(2,355)
Less: average deferred property incentives[3]	(495)	(488)
Add: average estimated asset base of capitalized operating leases[5]	1,005	831
Average invested capital	$6,551	$6,204

Return on assets	8.4%	9.2%
ROIC	13.2%	14.4%
1 Capitalized operating leases is our best estimate of the asset base we would record for our leases that are classified as operating if they had met the criteria for a capital lease, or we had purchased the property. Asset base is calculated as described in footnote 5 below.
2 Based upon our effective tax rate multiplied by the net operating profit for the 12 fiscal months ended August 2, 2014 and August 3, 2013.
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

24 of 33

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
Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments. We believe that as of August 2, 2014, our existing cash and cash equivalents on-hand of $772, available credit facilities of $800 and potential future operating cash flows and borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives. If an agreement is reached and a transaction is consummated in regards to our credit card receivables, it could result in additional cash flows to further support our capital requirements and strategic initiatives.
For the six months ended August 2, 2014, cash and cash equivalents decreased by $422 to $772, primarily due to payments for capital expenditures of $376 and repurchases of common stock of $326, partially offset by cash provided by operations of $369.
Operating Activities
Net cash provided by operating activities decreased $178 for the six months ended August 2, 2014, compared with the same period in 2013, primarily due to the timing of merchandise purchases and payments.
Investing Activities
Net cash used in investing activities was $462 for the six months ended August 2, 2014, compared with net cash used of $504 for the same period in 2013. The decrease relates primarily to payments made in the second quarter of 2013 for our Manhattan store and a new fulfillment center, partially offset by increased capital expenditures made in the current year to support our customer strategy, including investments in technology, e-commerce, remodels and new stores.
Financing Activities
Net cash used in financing activities was $329 for the six months ended August 2, 2014, compared with $200 for the same period in 2013. During the six months ended August 2, 2014, we made payments of $326 for repurchases of common stock, compared with $219 for the same period in 2013.

25 of 33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Free Cash Flow (Non-GAAP financial measure)
Free Cash Flow is one of our key liquidity measures, and when used in conjunction with GAAP measures, provides investors with a meaningful analysis of our ability to generate cash from our business. For the six months ended August 2, 2014, we had negative Free Cash Flow of $(194) compared with $(11) for the six months ended August 3, 2013 primarily due to a decrease in cash provided by operating activities as a result of increased levels of pack and hold inventory at Nordstrom Rack.
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

	Six Months Ended
	August 2, 2014	August 3, 2013
Net cash provided by operating activities	$369	$547
Less: capital expenditures	(376)	(427)
Less: cash dividends paid	(125)	(117)
Less: change in credit card receivables originated at third parties	(77)	(70)
Add: increase in cash book overdrafts	15	56
Free Cash Flow	$(194)	$(11)

Net cash used in investing activities	$(462)	$(504)
Net cash used in financing activities	(329)	(200)

26 of 33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Capacity and Commitments
As of August 2, 2014, we had total short-term borrowing capacity available for general corporate purposes of $800, which is composed of our $800 senior unsecured revolving credit facility ("revolver") that expires in March 2018. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes and backs our commercial paper program. During the six months ended August 2, 2014, we had no issuances under our commercial paper program and no borrowings under our revolver.
In November 2013, our wholly owned subsidiary in Puerto Rico entered into a $52 unsecured borrowing facility to support our expansion into that market. The facility expires in November 2018 and borrowings on this facility incur interest based upon the one-month LIBOR plus 1.275% per annum. As of August 2, 2014, we had $15 outstanding on this facility.
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
As of August 2, 2014, we were in compliance with this covenant. We will continue to monitor this covenant and believe that we will remain in compliance with this covenant during the remainder of fiscal 2014.

27 of 33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our goal is to manage debt levels to maintain an investment-grade credit rating and operate with an efficient capital structure. In evaluating our debt levels, this measure provides a reflection of our credit worthiness that could impact our credit rating and borrowing costs. We also have a debt covenant that requires an adjusted debt to EBITDAR leverage ratio of less than four times. As of August 2, 2014 our Adjusted Debt to EBITDAR was 2.1 compared with 2.0 as of August 3, 2013.
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

	2014[1]	2013[1]
Debt	$3,118	$3,122
Add: estimated capitalized operating lease liability[2]	1,060	926
Less: fair value hedge adjustment included in long-term debt	(42)	(54)
Adjusted Debt	$4,136	$3,994

Net earnings	$727	$760
Add: income tax expense	453	469
Add: interest expense, net	155	156
Earnings before interest and income taxes	1,335	1,385

Add: depreciation and amortization expenses	478	442
Add: rent expense	133	116
Add: non-cash acquisition-related charges	5	9
EBITDAR	$1,951	$1,952

Debt to Net Earnings	4.3	4.1
Adjusted Debt to EBITDAR	2.1	2.0
1 The components of Adjusted Debt are as of August 2, 2014 and August 3, 2013, while the components of EBITDAR are for the 12 months ended August 2, 2014 and August 3, 2013.
2 Based upon the estimated lease liability as of the end of the period, calculated as the trailing 12-months of rent expense multiplied by eight. The multiple of eight times rent expense is a commonly used method of estimating the debt we would record for our leases that are classified as operating if they had met the criteria for a capital lease, or we had purchased the property.

28 of 33

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

29 of 33

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
In May 2014, we announced that we are reviewing options for a financial partner for our credit card receivables. This review may not result in a consummated transaction, and further, could divert management's attention away from our core Retail business, negatively impacting our execution on our customer strategy. If we do not successfully execute a transaction that meets our needs or fail to properly allocate our capital to maximize returns, our operations, cash flows and returns to shareholders could be adversely affected. Additionally, depending on how we utilize the proceeds from the transaction, it could negatively impact our credit rating. Although we do not expect any change to the customer experience following a transaction, if such a transaction negatively impacts the customer service associated with our credit cards, this could harm our business and reputation, resulting in a loss to our competitive position.
The concentration of stock ownership in a small number of our shareholders could limit your ability to influence corporate matters.
We have regularly reported in our annual proxy statements the holdings of members of the Nordstrom family, including Bruce A. Nordstrom, our former Co-President and Chairman of the Board, his sister Anne E. Gittinger and members of the Nordstrom family within our Executive Team. In our proxy statement as of March 10, 2014, for the 2014 Annual Meeting of Shareholders, these individuals owned an aggregate of approximately 27% of our common stock. As a result, either individually or acting together, they may be able to exercise considerable influence over matters requiring shareholder approval. As reported in our periodic filings, our Board of Directors has from time to time authorized share repurchases. While these share repurchases may be offset in part by share issuances under our equity incentive plans and as consideration for acquisitions, the repurchases may nevertheless have the effect of increasing the overall percentage ownership held by these shareholders. The corporate law of the State of Washington, where the company is incorporated, provides that approval of a merger or similar significant corporate transaction requires the affirmative vote of two-thirds of a company's outstanding shares. The beneficial ownership of these shareholders may have the effect of discouraging offers to acquire us, delay or otherwise prevent a significant corporate transaction because the consummation of any such transaction would likely require the approval of these shareholders. As a result, the market price of our common stock could be affected.
Investment and partnerships in new business strategies and acquisitions could disrupt our core business.
We have invested in or are pursuing strategic growth opportunities, which may include acquisitions of, or investments in, other businesses, as well as new technologies or other investments to provide a superior customer shopping experience in our stores and online. Additionally, our business model will continue to rely more on partnerships with third parties for certain strategic initiatives. If these investments or partnerships do not perform as expected or create operational difficulties, our profitability and growth could be adversely affected.

30 of 33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Repurchases
(Dollar and share amounts in millions, except per share amounts)
Following is a summary of our second quarter share repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
May 2014 (May 4, 2014 to May 31, 2014)	—	$—	—	$478
June 2014 (June 1, 2014 to July 5, 2014)	1.2	68.06	1.2	397
July 2014 (July 6, 2014 to August 2, 2014)	0.5	68.41	0.5	359
Total	1.7	$68.17	1.7
1 In February 2013, our Board of Directors authorized a program to repurchase up to $800 of our outstanding common stock, through March 1, 2015. During the six months ended August 2, 2014, we repurchased 4.9 shares of our common stock for an aggregate purchase price of $311 and had $359 in remaining share repurchase capacity as of August 2, 2014. The actual number and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Commission rules.

Item 6. Exhibits.
Exhibits are incorporated herein by reference or are filed or furnished with this report as set forth in the Index to Exhibits on page 33 hereof.

31 of 33

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	September 2, 2014

32 of 33

NORDSTROM, INC.
Index to Exhibits

Exhibit		Method of Filing
10.1	Amendment 2013-1 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant's Form 11-K filed on June 13, 2014, Exhibit 99.14

10.2	Amendment 2014-1 to the Nordstrom Supplemental Executive Retirement Plan	Incorporated by reference from the Registrant's Form 8-K filed on August 25, 2014, Exhibit 10.1

10.3	Amendment 2014-2 to the Nordstrom Supplemental Executive Retirement Plan	Incorporated by reference from the Registrant's Form 8-K filed on August 25, 2014, Exhibit 10.2

10.4	Amendment 2014-2 to the Nordstrom 401(k) Plan & Profit Sharing	Filed herewith electronically

10.5	Amendment 2014-3 to the Nordstrom 401(k) Plan & Profit Sharing	Filed herewith electronically

10.6	Amendment 2014-4 to the Nordstrom 401(k) Plan & Profit Sharing	Filed herewith electronically

31.1	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Filed herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

33 of 33