Form 10-Q
period 2014-11-01
NORDSTROM INC
filed 2014-12-02
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2014
or
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
YES ☐ NO ☑
Common stock outstanding as of November 26, 2014: 190,245,098 shares

1 of 36

NORDSTROM, INC.

2 of 36

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	$3,040	$2,791	$9,172	$8,552
Credit card revenues	100	93	291	277
Total revenues	3,140	2,884	9,463	8,829
Cost of sales and related buying and occupancy costs	(1,961)	(1,791)	(5,912)	(5,468)
Selling, general and administrative expenses	(917)	(840)	(2,693)	(2,498)
Earnings before interest and income taxes	262	253	858	863
Interest expense, net	(34)	(35)	(104)	(111)
Earnings before income taxes	228	218	754	752
Income tax expense	(86)	(81)	(289)	(286)
Net earnings	$142	$137	$465	$466

Earnings per share:
Basic	$0.74	$0.70	$2.45	$2.39
Diluted	$0.73	$0.69	$2.40	$2.35

Weighted-average shares outstanding:
Basic	190.7	194.3	190.0	195.1
Diluted	194.7	197.3	193.4	198.3
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net earnings	$142	$137	$465	$466
Postretirement plan adjustments, net of tax	1	2	3	5
Foreign currency translation adjustment	(3)	—	(2)	—
Comprehensive net earnings	$140	$139	$466	$471
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 36

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	November 1, 2014	February 1, 2014	November 2, 2013
Assets
Current assets:
Cash and cash equivalents	$433	$1,194	$947
Accounts receivable, net	2,253	2,177	2,146
Merchandise inventories	2,228	1,531	1,795
Current deferred tax assets, net	253	239	243
Prepaid expenses and other	170	87	122
Total current assets	5,337	5,228	5,253

Land, buildings and equipment (net of accumulated depreciation of $4,587, $4,395 and $4,347)	3,223	2,949	2,880
Goodwill	436	175	175
Other assets	273	222	277
Total assets	$9,269	$8,574	$8,585

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,673	$1,263	$1,448
Accrued salaries, wages and related benefits	377	395	358
Other current liabilities	950	876	821
Current portion of long-term debt	8	7	407
Total current liabilities	3,008	2,541	3,034

Long-term debt, net	3,119	3,106	2,711
Deferred property incentives, net	503	498	491
Other liabilities	365	349	361

Commitments and contingencies

Shareholders' equity:
Common stock, no par value: 1,000 shares authorized; 190.1, 191.2 and 193.2 shares issued and outstanding	2,283	1,827	1,794
Retained earnings	29	292	236
Accumulated other comprehensive loss	(38)	(39)	(42)
Total shareholders' equity	2,274	2,080	1,988
Total liabilities and shareholders' equity	$9,269	$8,574	$8,585
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 36

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at February 1, 2014	191.2	$1,827	$292	$(39)	$2,080
Net earnings	—	—	465	—	465
Other comprehensive earnings	—	—	—	1	1
Dividends ($0.99 per share)	—	—	(189)	—	(189)
Issuance of common stock for Trunk Club acquisition	3.6	280	—	—	280
Issuance of common stock under stock compensation plans	3.0	130	—	—	130
Stock-based compensation	0.5	46	—	—	46
Repurchase of common stock	(8.2)	—	(539)	—	(539)
Balance at November 1, 2014	190.1	$2,283	$29	$(38)	$2,274

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at February 2, 2013	197.0	$1,645	$315	$(47)	$1,913
Net earnings	—	—	466	—	466
Other comprehensive earnings	—	—	—	5	5
Dividends ($0.90 per share)	—	—	(176)	—	(176)
Issuance of common stock under stock compensation plans	2.7	102	—	—	102
Stock-based compensation	0.1	47	—	—	47
Repurchase of common stock	(6.6)	—	(369)	—	(369)
Balance at November 2, 2013	193.2	$1,794	$236	$(42)	$1,988
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 36

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine Months Ended
	November 1, 2014	November 2, 2013
Operating Activities
Net earnings	$465	$466
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses	376	332
Amortization of deferred property incentives and other, net	(56)	(40)
Deferred income taxes, net	(39)	(45)
Stock-based compensation expense	48	47
Tax benefit from stock-based compensation	14	17
Excess tax benefit from stock-based compensation	(15)	(19)
Bad debt expense	28	44
Change in operating assets and liabilities:
Accounts receivable	(94)	(59)
Merchandise inventories	(574)	(385)
Prepaid expenses and other assets	(60)	(42)
Accounts payable	314	354
Accrued salaries, wages and related benefits	(13)	(47)
Other current liabilities	38	7
Deferred property incentives	77	64
Other liabilities	7	24
Net cash provided by operating activities	516	718

Investing Activities
Capital expenditures	(616)	(621)
Change in credit card receivables originated at third parties	(10)	(1)
Other, net	(12)	(9)
Net cash used in investing activities	(638)	(631)

Financing Activities
Proceeds from long-term borrowings	26	—
Principal payments on long-term borrowings	(5)	(5)
(Decrease) increase in cash book overdrafts	(58)	29
Cash dividends paid	(189)	(176)
Payments for repurchase of common stock	(537)	(374)
Proceeds from issuances under stock compensation plans	117	85
Excess tax benefit from stock-based compensation	15	19
Other, net	(8)	(3)
Net cash used in financing activities	(639)	(425)

Net decrease in cash and cash equivalents	(761)	(338)
Cash and cash equivalents at beginning of period	1,194	1,285
Cash and cash equivalents at end of period	$433	$947

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes, net of refunds	$373	$369
Interest, net of capitalized interest	99	113

Non-cash investing activities:
Issuance of common stock for Trunk Club acquisition	280	—
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

6 of 36

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
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
The condensed consolidated financial statements as of and for the periods ended November 1, 2014 and November 2, 2013 are unaudited. The condensed consolidated balance sheet as of February 1, 2014 has been derived from the audited consolidated financial statements included in our 2013 Annual Report. The interim condensed consolidated financial statements should be read together with the consolidated financial statements and related footnote disclosures contained in our 2013 Annual Report.
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
Our business, like that of other retailers, is subject to seasonal fluctuations. Due to our Anniversary Sale in July and the holidays in December, our sales are typically higher in the second and fourth quarters than in the first and third quarters of the fiscal year. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.
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
In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation. This ASU provides guidance on how to account for share-based payments for performance targets that could be achieved after an employee completes the requisite service period. Under the new guidance, a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. As such, the performance target is not reflected in estimating the grant-date fair value of the award. This ASU is effective for us beginning with the first quarter of 2016. We do not expect the provisions of this ASU to have a material impact on our consolidated financial statements.
NOTE 2: TRUNK CLUB ACQUISITION
On August 22, 2014, we acquired 100% of the outstanding equity of Trunk Club, a personalized clothing service for men. We believe the acquisition will enable us to provide a high-touch personalized shopping experience combined with the convenience of an online platform. This represents a natural extension of our core business, aligns with our strategic priorities around a relevant customer experience and accelerates entry into this fast-growing market.

7 of 36

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

The following bullets summarize of the accounting activity related to Trunk Club and provide reference to relevant disclosures throughout our 10-Q:

•	Consideration – The purchase price fair value of $357 reflects the value of our stock as of the acquisition date. Purchase price consideration is discussed in further detail below.

•
Net Assets Acquired – Of the $357 purchase price fair value, $46 is compensation expense and subject to future performance and vesting. The remaining net purchase price consideration of $311 is allocated to the tangible and intangible assets acquired and liabilities assumed. The net asset allocation is discussed in further detail below.

•
Issuance of Nordstrom Common Stock – 3.6 shares of Nordstrom common stock were issued in the third quarter as part of the acquisition purchase price. Additional shares will be issued, either to be earned as future compensation or associated with adjustment and indemnity holdback releases. Stock issued is discussed in further detail below and also reflected in our Condensed Consolidated Statements of Shareholders' Equity.

•
Issuance of Nordstrom Stock Awards – Trunk Club employees received Nordstrom stock awards in exchange for previously held Trunk Club awards and stock. Stock awards are discussed in further detail within Note 8: Stock-Based Compensation.

•
Long-term Incentive Plan – A long-term incentive plan (the "Value Creation Plan") was created to incentivize certain Trunk Club employees to increase the value of the Trunk Club business. The accounting for this plan is discussed in further detail within Note 8: Stock-Based Compensation.

Trunk Club's financial results have been included in our consolidated statements from the date of acquisition forward, and were not material to our consolidated results for the quarter or nine months ended November 1, 2014. We have not presented pro forma results of operations for any periods prior to the acquisition, as Trunk Club's results of operations were not material to our consolidated results.
The components of the purchase price consideration and the net assets acquired as of the acquisition date are as follows:

August 22, 2014
Purchase Price Consideration
Purchase price fair value	$357
Less: post-combination compensation expense	(46)
Net purchase price	$311

Net Assets Acquired
Current assets	$21
Intangible assets:
Trade names	47
Technology	7
Customer relationships	5
Goodwill	261
Other non-current assets	2
Total assets acquired	343
Less: total liabilities assumed	(32)
Net assets acquired	$311

8 of 36

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

Purchase Price Consideration
The $357 purchase price includes $46 attributable to Trunk Club employee stock awards that are subject to ongoing vesting requirements. The $46 will be recorded as compensation expense as the related service is performed over the respective employee vesting periods of up to four years after the acquisition date. The $311 net purchase price consisted primarily of 3.6 shares of Nordstrom common stock issued at a closing stock price of $69 per share as of August 22, 2014. The net purchase price also included 0.1 vested replacement Nordstrom stock options with a weighted-average grant date fair value of $61 per share. Of the purchase price consideration, $9 is attributable to an adjustment holdback settled primarily in Nordstrom stock in the fourth quarter of fiscal 2014 and $35 represents an indemnity holdback that will be settled primarily in Nordstrom stock over the next three years upon satisfaction of the representations, warranties and covenants subject to the indemnities.
Net Assets Acquired
We allocated the net purchase price of $311 to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated net purchase price recorded as goodwill. We estimated the fair values of the acquired intangible assets based on discounted cash flow models using estimates and assumptions regarding future operations and cash flows. We will amortize the acquired intangible assets over their estimated lives on a straight-line basis, which approximates the pattern of expected economic benefit. The expected amortization periods for intangible assets acquired are seven years for trade names, two years for technology and 2.5 years for customer relationships. We expect to record total amortization expense of $59 associated with these intangible assets over the next seven years, including $2 in the third quarter of 2014.
Goodwill of $261 is equal to the excess of the net purchase price over the identifiable assets acquired and liabilities assumed and represents the acquisition's benefits that are not attributable to individually identified and separately recognized assets. These benefits include our expected ability to increase innovation and speed in the way we serve customers across channels, Trunk Club's assembled workforce, including its key management, and the going-concern value of acquiring Trunk Club's business as a whole. We assigned this goodwill, which is not deductible for tax purposes, to our Retail segment.
NOTE 3: ACCOUNTS RECEIVABLE
The components of accounts receivable are as follows:

	November 1, 2014	February 1, 2014	November 2, 2013
Credit card receivables:
Nordstrom VISA credit card receivables	$1,310	$1,316	$1,317
Nordstrom private label card receivables	918	868	831
Total credit card receivables	2,228	2,184	2,148
Allowance for credit losses	(75)	(80)	(85)
Credit card receivables, net	2,153	2,104	2,063
Other accounts receivable[1]	100	73	83
Accounts receivable, net	$2,253	$2,177	$2,146
1 Other accounts receivable consist primarily of third-party credit and debit card receivables.
Activity in the allowance for credit losses is as follows:

	Quarter Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Allowance at beginning of period	$80	$85	$80	$85
Bad debt expense	6	14	28	44
Write-offs	(14)	(19)	(52)	(61)
Recoveries	3	5	19	17
Allowance at end of period	$75	$85	$75	$85

9 of 36

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

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

	November 1, 2014	February 1, 2014	November 2, 2013
Credit card receivables classified as TDRs	$36	$43	$40
Percent of total credit card receivables classified as TDRs	1.6%	2.0%	1.9%
Credit Quality
We consider a credit card account delinquent if the minimum payment is not received by the payment due date. Our aging method is based on the number of completed billing cycles during which the customer has failed to make a minimum payment. During the third quarter of this year, we modified our write-off policy from 150 days past due to 180 days past due to better align with industry practice.
The primary indicators of the credit quality of our credit card receivables are aging and delinquency, particularly the levels of account balances delinquent 30 days or more, as these are the accounts most likely to be written off. The following table illustrates the aging and delinquency status of our credit card receivables:

	November 1, 2014		February 1, 2014		November 2, 2013
	Balance	% of total	Balance	% of total	Balance	% of total
Current	$2,092	93.9%	$2,046	93.7%	$2,028	94.4%
1 – 29 days delinquent	92	4.1%	99	4.5%	82	3.8%
30 days or more delinquent:
30 – 59 days delinquent	15	0.7%	16	0.7%	15	0.7%
60 – 89 days delinquent	11	0.5%	9	0.4%	10	0.5%
90 days or more delinquent	18	0.8%	14	0.7%	13	0.6%
Total 30 days or more delinquent	44	2.0%	39	1.8%	38	1.8%
Total credit card receivables	$2,228	100.0%	$2,184	100.0%	$2,148	100.0%

Receivables not accruing finance charges	$10		$13		$10
Receivables 90 days or more delinquent and still accruing finance charges	13		8		7
We also evaluate credit quality using FICO credit scores. The following table illustrates the distribution of our credit card receivables across FICO score ranges:

	November 1, 2014		February 1, 2014		November 2, 2013
FICO Score Range[1]	Balance	% of total	Balance	% of total	Balance	% of total
801+	$371	16.6%	$313	14.3%	$329	15.3%
660 – 800	1,391	62.4%	1,393	63.8%	1,355	63.1%
001 – 659	370	16.6%	379	17.4%	368	17.1%
Other[2]	96	4.4%	99	4.5%	96	4.5%
Total credit card receivables	$2,228	100.0%	$2,184	100.0%	$2,148	100.0%
1 Credit scores for our credit cardholders are updated at least every 60 days for active accounts and every 90 days for inactive accounts. Amounts listed in the table reflect the most recently obtained credit scores as of the dates indicated.
2 Other consists of amounts not yet posted to customers' accounts and receivables from customers for whom FICO scores are temporarily unavailable.

10 of 36

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 4: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt is as follows:

	November 1, 2014	February 1, 2014	November 2, 2013
Secured
Series 2011-1 Class A Notes, 2.28%, due October 2016	$325	$325	$325
Mortgage payable, 7.68%, due April 2020	38	42	43
Other	7	9	9
Total secured debt	370	376	377

Unsecured
Net of unamortized discount:
Senior notes, 6.75%, due June 2014	—	—	400
Senior notes, 6.25%, due January 2018	649	648	648
Senior notes, 4.75%, due May 2020	499	499	499
Senior notes, 4.00%, due October 2021	499	499	499
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 7.00%, due January 2038	146	146	344
Senior notes, 5.00%, due January 2044	597	595	—
Unamortized fair value hedge and other	67	50	51
Total unsecured debt	2,757	2,737	2,741

Total long-term debt	3,127	3,113	3,118
Less: current portion	(8)	(7)	(407)
Total due beyond one year	$3,119	$3,106	$2,711
Credit Facilities
As of November 1, 2014, we had total short-term borrowing capacity available for general corporate purposes of $800, which is our $800 senior unsecured revolving credit facility ("revolver") that expires in March 2018. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes and backs our commercial paper program. During the nine months ended November 1, 2014, we had no issuances under our commercial paper program and no borrowings under our revolver.
The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent ("EBITDAR") leverage ratio of less than four times. As of November 1, 2014, we were in compliance with this covenant.

In November 2013, our wholly owned subsidiary in Puerto Rico entered into a $52 unsecured borrowing facility to support our expansion into that market. The facility expires in November 2018 and borrowings on this facility incur interest based upon the one-month LIBOR plus 1.275% per annum. As of November 1, 2014, we had $28 outstanding on this facility.

11 of 36

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
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
We did not have any financial assets or liabilities that were measured at fair value on a recurring basis as of November 1, 2014, February 1, 2014 or November 2, 2013.
Financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable and accounts payable and approximate fair value due to their short-term nature. We estimate the fair value of our long-term debt using quoted market prices of the same or similar issues and, as such, this is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	November 1, 2014	February 1, 2014	November 2, 2013
Carrying value of long-term debt[1]	$3,127	$3,113	$3,118
Fair value of long-term debt	3,566	3,511	3,463
1 The carrying value of long-term debt includes the remaining unamortized adjustment from our previous effective fair value hedge.
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We recorded no material impairment charges for these assets for the nine months ended November 1, 2014 and November 2, 2013. We estimate the fair value of goodwill and long-lived tangible and intangible assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements.
NOTE 6: COMMITMENTS AND CONTINGENT LIABILITIES
As of November 1, 2014, we had approximately $126 of fee interest in our Manhattan full-line store subject to lien. We have committed to make future installment payments based on the developer of the property meeting construction and development milestones. Our fee interest in the property is subject to lien until project completion or fulfillment of our existing installment payment commitment.
NOTE 7: SHAREHOLDERS' EQUITY
In February 2013, our Board of Directors authorized a program to repurchase up to $800 of our outstanding common stock, through March 1, 2015. In September 2014, our Board of Directors authorized a new program to repurchase up to $1,000 of our outstanding common stock, through March 1, 2016. During the nine months ended November 1, 2014, we repurchased 8.2 shares of our common stock for an aggregate purchase price of $539 and had $1,131 in remaining share repurchase capacity as of November 1, 2014. The actual number and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission ("Commission") rules.
Our retained earnings was $29 as of November 1, 2014, compared with retained earnings of $236 as of November 2, 2013, as a result of increased share repurchases and our recurring quarterly dividends, partially offset by net earnings.
Subsequent to quarter end, in November 2014, we declared a quarterly dividend of $0.33 per share, payable in December 2014.

12 of 36

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 8: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Stock options	$8	$10	$29	$36
Trunk Club stock compensation	4	—	4	—
Restricted stock units	3	—	9	—
Employee stock purchase plan	—	—	1	1
Other	2	3	5	10
Total stock-based compensation expense, before income tax benefit	17	13	48	47
Income tax benefit	(6)	(5)	(17)	(16)
Total stock-based compensation expense, net of income tax benefit	$11	$8	$31	$31
Beginning in the quarter ended May 3, 2014, we grant our employees a combination of options and restricted stock units. The following table summarizes our grants, excluding Trunk Club:

	Nine Months Ended
	November 1, 2014		November 2, 2013
	Units granted	Weighted-average grant-date fair value per unit	Units granted	Weighted-average grant-date fair value per unit
Stock options	1.9	$16	3.7	$14
Restricted stock units	0.5	63	—	—
Trunk Club
As discussed in Note 2: Trunk Club Acquisition, consideration for our acquisition, payable in Nordstrom stock, includes ongoing vesting requirements for Trunk Club's employees. These amounts are recorded as compensation expense as the related service is performed over the respective employee vesting periods of up to four years after the acquisition date. The weighted-average grant date fair value of stock options granted was $59 per share. As of November 1, 2014, the total unrecognized stock-based compensation expense related to Trunk Club options was $15, which is expected to be recognized over a weighted-average period of 34 months. The total unrecognized stock-based compensation expense related to Trunk Club restricted stock was $22, which is expected to be recognized over a weighted-average period of 33 months.
A summary of the stock option and restricted stock award activity related to Trunk Club is as follows:

	Quarter Ended November 1, 2014
	Stock Options		Restricted Stock
	Shares	Weighted-average exercise price per unit	Shares	Weighted-average grant date fair value per unit
Outstanding, beginning of period	—	$—	—	$—
Granted	0.5	4	0.5	69
Stock options exercised	(0.1)	3	—	—
Restricted stock vested	—	—	—	69
Forfeited	—	7	—	—
Outstanding, end of period	0.4	$4	0.5	$69

13 of 36

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

Additionally, in the third quarter, we granted to certain Trunk Club employees units of the Value Creation Plan. It was created to incentivize Trunk Club employees to increase the value of the Trunk Club business. It provides for a range of payouts from $0 to $100 based on growth in value of the Trunk Club business or achievement of certain sales and EBITDA thresholds. The final payout amount will be determined at the end of fiscal 2018 and settled in fiscal 2019 at our discretion in either cash or stock. We intend to settle the Value Creation Plan in stock.
Stock-based compensation guidance requires that we estimate the grant date fair value for each possible outcome of the performance conditions and recognize expense based upon the outcome that is deemed probable. If at any time it becomes probable that another outcome will be achieved, compensation expense will be cumulatively adjusted based on the grant date fair value associated with that outcome.
As of the quarter ended November 1, 2014, based on the payout scenario we believe is probable, we estimated the grant date fair value of $10 per unit using the Black-Scholes valuation model. Stock-based compensation expense will be recognized on an accelerated basis due to the performance criteria and graded vesting features of the Value Creation Plan. In the third quarter, we recognized $1 in stock-based compensation expense associated with the Value Creation Plan.
As of November 1, 2014, we have granted 0.8 of the 1.0 units available for grant. Total unrecognized stock-based compensation expense related to non-vested Value Creation Plan units was $7, which we expect to recognize over the next 46 months. If it becomes probable that a payout of $0 will be achieved, a cumulative adjustment will be recorded to reverse all expense previously recognized. Conversely, if it becomes probable that a maximum payout will be achieved through satisfaction of the sales and EBITDA thresholds, a cumulative adjustment will be recorded to recognize the portion of the $100 that has been earned through the date of the adjustment with the remaining compensation expense recognized over the remaining performance period.
NOTE 9: EARNINGS PER SHARE
The computation of earnings per share is as follows:

	Quarter Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net earnings	$142	$137	$465	$466

Basic shares	190.7	194.3	190.0	195.1
Dilutive effect of stock options and other	4.0	3.0	3.4	3.2
Diluted shares	194.7	197.3	193.4	198.3

Earnings per basic share	$0.74	$0.70	$2.45	$2.39
Earnings per diluted share	$0.73	$0.69	$2.40	$2.35

Anti-dilutive stock options and other	1.6	4.5	2.8	4.6

14 of 36

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 10: SEGMENT REPORTING
The following tables set forth information for our reportable segments:

	Retail	Corporate/Other	Total Retail Business[1]	Credit	Total
Quarter Ended November 1, 2014
Net sales	$2,991	$49	$3,040	$—	$3,040
Credit card revenues	—	—	—	100	100
Earnings (loss) before interest and income taxes	254	(49)	205	57	262
Interest expense, net	—	(29)	(29)	(5)	(34)
Earnings (loss) before income taxes	254	(78)	176	52	228
Goodwill	436	—	436	—	436
Total assets	5,165	1,788	6,953	2,316	9,269

Quarter Ended November 2, 2013
Net sales	$2,749	$42	$2,791	$—	$2,791
Credit card revenues	—	—	—	93	93
Earnings (loss) before interest and income taxes	274	(66)	208	45	253
Interest expense, net	—	(29)	(29)	(6)	(35)
Earnings (loss) before income taxes	274	(95)	179	39	218
Goodwill	175	—	175	—	175
Total assets	4,400	1,960	6,360	2,225	8,585

Nine Months Ended November 1, 2014
Net sales	$9,339	$(167)	$9,172	$—	$9,172
Credit card revenues	—	—	—	291	291
Earnings (loss) before interest and income taxes	931	(224)	707	151	858
Interest expense, net	—	(90)	(90)	(14)	(104)
Earnings (loss) before income taxes	931	(314)	617	137	754
Goodwill	436	—	436	—	436
Total assets	5,165	1,788	6,953	2,316	9,269

Nine Months Ended November 2, 2013
Net sales	$8,707	$(155)	$8,552	$—	$8,552
Credit card revenues	—	—	—	277	277
Earnings (loss) before interest and income taxes	949	(215)	734	129	863
Interest expense, net	—	(93)	(93)	(18)	(111)
Earnings (loss) before income taxes	949	(308)	641	111	752
Goodwill	175	—	175	—	175
Total assets	4,400	1,960	6,360	2,225	8,585
1 Total Retail Business is not a reportable segment, but represents a subtotal of the Retail segment and Corporate/Other, and is consistent with our presentation in Management's Discussion and Analysis of Financial Condition and Results of Operations.

15 of 36

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

The following table summarizes net sales within our reportable segments:

	Quarter Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Nordstrom full-line stores	$1,666	$1,657	$5,423	$5,472
Direct	371	305	1,291	1,031
Nordstrom	2,037	1,962	6,714	6,503
Nordstrom Rack	816	709	2,316	1,970
Nordstromrack.com and HauteLook	93	69	249	207
Other retail[1]	45	9	60	27
Total Retail segment	2,991	2,749	9,339	8,707
Corporate/Other	49	42	(167)	(155)
Total net sales	$3,040	$2,791	$9,172	$8,552
1 Other retail includes our Jeffrey boutiques, Trunk Club and our Nordstrom Canada full-line store.

16 of 36

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

•	successful execution of our information technology strategy,

•	our ability to effectively utilize data in strategic planning and decision-making,

•	efficient and proper allocation of our capital resources,

•	reviewing of options and structure for a financial partner in regards to a potential transaction related to our credit card receivables,

•	our ability to safeguard our reputation and maintain our vendor relationships,

•	the impact of economic and market conditions and the resultant impact on consumer spending patterns,

•	our ability to respond to the business environment, fashion trends and consumer preferences, including changing expectations of service and experience in stores and online,

•	the effectiveness of planned advertising, marketing and promotional campaigns in the highly competitive retail industry,

•	weather conditions, natural disasters, health hazards, national security or other market disruptions, or the prospects of these events and the resulting impact on consumer spending patterns,

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

17 of 36

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

OVERVIEW
Our third quarter performance reflects our ongoing commitment to our customer strategy, which we believe is critical to our business in delivering a superior customer experience. Our focus on this strategy positions us to engage with the customer across multiple channels – in full-price, off-price, stores and online. Most importantly, we know the customer views us simply as Nordstrom. With customers increasingly valuing speed, convenience and personalization, we are focused on creating synergies across our business through service and experience, product, customer acquisition and retention, and enterprise capabilities.
Our ongoing strategic investments to enhance the customer experience have fueled growth in stores and online. This quarter, our entry into Canada represents a new market with our first store opening in Calgary, Alberta, in September. Over the last several years, our team has focused on establishing the infrastructure, processes and community relationships required to operate in Canada. We've been encouraged with both the feedback we have received from our customers and the store's performance, which has exceeded our expectations. We are on track with our commitment to open five additional full-line stores in Canada over the next three years, with the next store openings planned in Ottawa and Vancouver in 2015.
In the third quarter, we generated net sales growth of 8.9 percent compared with the same period last year, driven by multiple aspects of our growth strategy. This quarter, in addition to our first store in Canada, we opened a second full-line store in the Houston, Texas, market and our first full-line store in Jacksonville, Florida. We also opened 16 Nordstrom Rack stores, which contributed to Nordstrom Rack's net sales growth of 15%. Our total company comparable sales increased 3.9%, which reflects sales trends generally consistent with the first half of the year.
Additionally, we completed our acquisition of Trunk Club, a personalized clothing service for men which offers a differentiated way to serve customers through a personalized, relevant and convenient shopping experience. Trunk Club is complementary to our business, aligning with our strategic priorities to increase relevance with customers and strengthen our capabilities. The business is on track with its growth plans, which includes a fifth Trunk Club showroom that will open in Manhattan in December.
We have made significant progress in our customer strategy this quarter, demonstrated by our top-line growth, which has been supported by the continued investments in our stores and online. We believe our execution of our customer strategy will deliver top-quartile shareholder returns, through achieving our long-term financial goals of high single-digit sales growth and mid-teens Return on Invested Capital.

18 of 36

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

RESULTS OF OPERATIONS
Our reportable segments are Retail and Credit. Our Retail segment includes our Nordstrom branded full-line stores and online store, Nordstrom Rack stores, Nordstromrack.com, HauteLook and other retail channels, including Trunk Club, Jeffrey, our Canadian operations and our Last Chance clearance store. For purposes of discussion and analysis of our results of operations, we combine our Retail segment results with revenues and expenses in the "Corporate/Other" column of Note 10: Segment Reporting in the Notes to Condensed Consolidated Financial Statements (collectively, the "Retail Business"). We analyze our results of operations through earnings before interest and income taxes for our Retail Business and Credit, while interest expense and income taxes are discussed on a total company basis.
Retail Business
Summary
The following table summarizes the results of our Retail Business for the quarter and nine months ended November 1, 2014, compared with the quarter and nine months ended November 2, 2013:

	Quarter Ended
	November 1, 2014		November 2, 2013
	Amount	% of net sales[1]	Amount	% of net sales[1]
Net sales	$3,040	100.0%	$2,791	100.0%
Cost of sales and related buying and occupancy costs	(1,960)	(64.5%)	(1,790)	(64.1%)
Gross profit	1,080	35.5%	1,001	35.9%
Selling, general and administrative expenses	(875)	(28.8%)	(793)	(28.4%)
Earnings before interest and income taxes	$205	6.8%	$208	7.5%

	Nine Months Ended
	November 1, 2014		November 2, 2013
	Amount	% of net sales[1]	Amount	% of net sales[1]
Net sales	$9,172	100.0%	$8,552	100.0%
Cost of sales and related buying and occupancy costs	(5,908)	(64.4%)	(5,464)	63.9%
Gross profit	3,264	35.6%	3,088	36.1%
Selling, general and administrative expenses	(2,557)	(27.9%)	(2,354)	(27.5%)
Earnings before interest and income taxes	$707	7.7%	$734	8.6%
1 Subtotals and totals may not foot due to rounding.

19 of 36

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Retail Business Net Sales
In our ongoing effort to enhance the customer experience, we are focused on providing customers with a seamless experience across our channels. While our customers may engage with us through multiple channels, we know they view us simply as Nordstrom, which is ultimately how we view our business. To provide additional transparency into our net sales by channel, we present the following summary of our Retail Business for the quarter and nine months ended November 1, 2014:

	Quarter Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales by channel:
Nordstrom full-line stores	$1,666	$1,657	$5,423	$5,472
Direct	371	305	1,291	1,031
Nordstrom	2,037	1,962	6,714	6,503
Nordstrom Rack	816	709	2,316	1,970
Nordstromrack.com and HauteLook	93	69	249	207
Other retail[1]	45	9	60	27
Total Retail segment	2,991	2,749	9,339	8,707
Corporate/Other	49	42	(167)	(155)
Total net sales	$3,040	$2,791	$9,172	$8,552

Net sales increase	8.9%	2.9%	7.3%	4.7%

Comparable sales increase (decrease) by channel:[2]
Nordstrom full-line stores	0.0%	(4.2%)	(1.0%)	(1.5%)
Direct	21.8%	23.2%	25.2%	29.0%
Nordstrom	3.4%	(0.7%)	3.2%	2.3%
Nordstrom Rack	1.7%	3.7%	4.0%	2.3%
Nordstromrack.com and HauteLook	33.8%	22.3%	19.7%	26.4%
Total company	3.9%	0.1%	3.8%	2.5%

Sales per square foot:[3]
Total sales per square foot	$114	$109	$347	$335
4-wall sales per square foot	94	92	295	292
Full-line sales per square foot	81	80	262	264
Nordstrom Rack sales per square foot	138	142	408	409
1 Other retail includes our Jeffrey boutiques, Trunk Club and our Nordstrom Canada full-line store.
2 Comparable sales include sales from stores that have been open at least one full year at the beginning of the year. We also include sales from our online channels (Direct, Nordstromrack.com and HauteLook) in comparable sales because of the integration with our stores.
3 Sales per square foot is calculated as net sales divided by weighted-average square footage. Weighted-average square footage includes a percentage of year-end square footage for new stores equal to the percentage of the year during which they were open. 4-wall sales per square foot is calculated as sales for Nordstrom full-line stores, Nordstrom Rack, our Jeffrey boutiques, our Canada full-line store, our Last Chance store and Trunk Club showrooms divided by their weighted-average square footage.
Total company net sales increased 8.9% for the quarter and 7.3% for the nine months ended November 1, 2014, compared with the same periods in 2013. To date, we have opened three full-line stores and 27 Nordstrom Rack stores, including 16 Nordstrom Rack openings in the third quarter of 2014. Overall comparable sales increased 3.9% for the quarter and 3.8% for the nine months ended November 1, 2014, driven by growth in our Nordstrom business.

20 of 36

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Nordstrom net sales, which consists of the full-line and Direct businesses, were $2,037 for the third quarter of 2014, an increase of 3.8% compared with the same period in 2013, while net sales were $6,714 for the nine months ended November 1, 2014, an increase of 3.2% compared with the same period in 2013. These increases reflected continued momentum in our Direct channel and slight improvements in our full-line stores. Both the average selling price and the number of items sold increased on a comparable basis for the quarter and nine months ended November 1, 2014. Top-performing merchandise categories for the quarter and nine months ended November 1, 2014 included Accessories, Cosmetics and Men's Apparel. Total sales per square foot increased 5.0% for the third quarter of 2014, while it increased 3.7% for the nine months ended November 1, 2014, compared with the same periods in 2013.
Full-line comparable sales were flat for the quarter and decreased 1.0% for the nine months ended November 1, 2014, compared with the same periods in 2013. The top-performing geographic regions for full-line stores for the quarter ended November 1, 2014 were the Southeast, Southwest and Midwest, while the top-performing geographic regions for the nine months ended November 1, 2014 were the Southeast and Southwest. Full-line sales per square foot increased 0.6% in the third quarter of 2014 and decreased 0.9% for the nine months ended November 1, 2014, when compared with the same periods in 2013.
Our online channels continued to experience outsized growth, driven by increased merchandise selection at Direct, Nordstromrack.com and HauteLook. The Direct channel net sales increased 22% in the third quarter of 2014 and 25% for the nine months ended November 1, 2014. Our Nordstromrack.com/HauteLook channel net sales increased 34% in the third quarter of 2014 and 20% for the nine months ended November 1, 2014.
Nordstrom Rack net sales increased $107, or 15%, for the quarter and $346, or 18%, for the nine months ended November 1, 2014, compared with the same periods in 2013, reflecting incremental volume from existing stores and the impact of 31 store openings since the third quarter of fiscal 2013. Nordstrom Rack comparable sales increased 1.7% for the quarter and 4.0% for the nine months ended November 1, 2014. The average selling price increased on a comparable basis for the quarter and nine months ended November 1, 2014. Also, on a comparable basis, the number of items sold decreased for the quarter ended November 1, 2014 and increased for the nine months ended November 1, 2014. Category highlights for the third quarter of 2014 included Shoes and Women's Apparel while category highlights for the nine months ended November 1, 2014 included Shoes and Accessories. Nordstrom Rack sales per square foot decreased slightly for the third quarter and nine months ended November 1, 2014 due primarily to new store openings.
Retail Business Gross Profit
The following table summarizes the Retail Business gross profit:

	Quarter Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Gross profit[1]	$1,080	$1,001	$3,264	$3,088
Gross profit as a % of net sales	35.5%	35.9%	35.6%	36.1%

			November 1, 2014	November 2, 2013
Ending inventory per square foot			$81.69	$69.28
Inventory turnover rate[2]			4.52	4.97
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
Our Retail gross profit rate decreased 34 basis points for the quarter ended November 1, 2014 compared with the quarter ended November 2, 2013, primarily due to Nordstrom Rack's accelerated store expansion and increased competitive markdowns. For the nine months ended November 1, 2014, our Retail gross profit decreased 53 basis points compared with the same period in the prior year primarily due to increased competitive markdowns and Nordstrom Rack's accelerated store expansion. Our Retail gross profit increased $79 for the third quarter of 2014 due primarily to increased sales, partially offset by Nordstrom Rack's accelerated store expansion. Our Retail gross profit increased $176 for the nine months ended November 1, 2014, compared with the same periods in 2013, due primarily to increased sales, partially offset by increased competitive markdowns.

21 of 36

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Our inventory turnover rate decreased to 4.52 times for the trailing 12-months ended November 1, 2014, from 4.97 times for the same period in 2013. Ending inventory per square foot increased 18% compared with the same period in 2013, which outpaced the sales per square foot increase of 5.0%. The majority of the increase in ending inventory per square foot was planned, primarily for full-line and Nordstrom Rack store growth. The remainder of the increase represented higher than planned inventory growth related to Nordstrom Rack. We are executing plans intended to align inventory to an appropriate level by the end of the fiscal year.
Retail Business Selling, General and Administrative Expenses
Retail Business selling, general and administrative expenses ("Retail SG&A") are summarized in the following table:

	Quarter Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Selling, general and administrative expenses	$875	$793	$2,557	$2,354
Selling, general and administrative expense as a % of net sales	28.8%	28.4%	27.9%	27.5%
Our Retail SG&A rate increased 37 basis points for the quarter ended November 1, 2014 primarily due to expenses related to the acquisition of Trunk Club, partially offset by lower variable expenses. Our Retail SG&A rate increased 35 basis points for the nine months ended November 1, 2014 primarily due to expenses related to the acquisition of Trunk Club. Retail SG&A expenses increased $82 for the quarter ended November 1, 2014 and $203 for the nine months ended November 1, 2014 primarily due to an increase in sales, ongoing investments in technology and, in addition, for the quarter ended November 1, 2014, expenses related to the acquisition of Trunk Club.
Credit Segment
Summary
The table below provides a detailed view of the operational results of our Credit segment, consistent with the segment disclosure provided in Note 10: Segment Reporting in the Notes to Condensed Consolidated Financial Statements. In order to better reflect the economic contribution of our credit and debit card program, intercompany merchant fees are also included in the table below, which represent the estimated costs that would be incurred if our cardholders used third-party cards instead of ours.
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

22 of 36

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

	Quarter Ended
	November 1, 2014		November 2, 2013
	Amount	Annualized % of average credit card receivables[1]	Amount	Annualized % of average credit card receivables[1]
Credit card revenues	$100	18.4%	$93	17.6%
Credit expenses	(43)	(8.0%)	(48)	(9.1%)
Earnings before interest and income taxes[2]	57	10.5%	45	8.5%
Interest expense	(5)	(0.9%)	(6)	(1.1%)
Intercompany merchant fees	23	4.2%	20	3.9%
Credit segment contribution, before income taxes	$75	13.8%	$59	11.2%

Credit and debit card volume[3]:
Outside	$1,074		$1,052
Inside	1,160		1,033
Total volume	$2,234		$2,085

Average credit card receivables	$2,180		$2,113
1 Subtotals and totals may not foot due to rounding.
2 As presented in Note 10: Segment Reporting in the Notes to Condensed Consolidated Financial Statements.
3 Volume represents sales plus applicable taxes.

	Nine Months Ended
	November 1, 2014		November 2, 2013
	Amount	Annualized % of average credit card receivables[1]	Amount	Annualized % of average credit card receivables[1]
Credit card revenues	$291	18.3%	$277	17.9%
Credit expenses	(140)	(8.8%)	(148)	(9.6%)
Earnings before interest and income taxes[2]	151	9.5%	129	8.3%
Interest expense	(14)	(0.9%)	(18)	(1.2%)
Intercompany merchant fees	77	4.8%	68	4.4%
Credit segment contribution, before income taxes	$214	13.4%	$179	11.6%

Credit and debit card volume[3]:
Outside	$3,220		$3,176
Inside	3,879		3,476
Total volume	$7,099		$6,652

Average credit card receivables	$2,119		$2,066
1 Subtotals and totals may not foot due to rounding.
2 As presented in Note 10: Segment Reporting in the Notes to Condensed Consolidated Financial Statements.
3 Volume represents sales plus applicable taxes.

23 of 36

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Card Revenues
The following is a summary of our Credit card revenues for the quarter and nine months ended November 1, 2014:

	Quarter Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Finance charge revenue	$64	$61	$186	$181
Interchange – third-party	22	21	66	64
Late fees and other revenue	14	11	39	32
Total Credit card revenues	$100	$93	$291	$277
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
Credit card revenues increased $7 for the quarter and $14 for the nine months ended November 1, 2014, compared with the same periods in the prior year, primarily due to a 7.1% increase in total volume for the quarter and 6.7% increase for the nine months ended November 1, 2014.
Credit Expenses
Credit expenses are summarized in the following table:

	Quarter Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Operational expenses	$36	$33	108	100
Bad debt expense	6	14	28	44
Occupancy expenses	1	1	$4	$4
Total Credit expenses	$43	$48	$140	$148
Total Credit expenses decreased $5 for the quarter and $8 for the nine months ended November 1, 2014, compared with the same periods in the prior year, primarily due to the reduction of our allowance for credit losses by $5 during the third quarter of 2014 and the continued improvement in our portfolio delinquencies and write-off results, partially offset by higher operational costs related to increased credit volume. The decrease for the nine months ended November 1, 2014 is also due to recoveries from the sale of bad debt during the second quarter which decreased our bad debt expense.
Allowance for Credit Losses and Credit Trends
We consider a credit card account delinquent if the minimum payment is not received by the payment due date. Our aging method is based on the number of completed billing cycles during which the customer has failed to make a minimum payment. During the third quarter of this year, we modified our write-off policy from 150 days past due to 180 days past due to better align with industry practice.

24 of 36

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

The following table summarizes activity in the allowance for credit losses:

	Quarter Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Allowance at beginning of period	$80	$85	$80	$85
Bad debt expense	6	14	28	44
Write-offs	(14)	(19)	(52)	(61)
Recoveries	3	5	19	17
Allowance at end of period	$75	$85	$75	$85

Annualized net write-offs as a % of average credit card receivables	2.0%	2.6%	2.1%	2.8%
Annualized net write-offs (including finance charges and fees) as a % of average credit card receivables	2.4%	3.1%	2.5%	3.4%

			November 1, 2014	November 2, 2013
30 days or more delinquent as a % of ending credit card receivables			2.0%	1.8%
Allowance as a % of ending credit card receivables			3.4%	4.0%
Intercompany Merchant Fees
Intercompany merchant fees represent the estimated costs that would be incurred if our cardholders used third-party cards in our Nordstrom stores and online. For the quarter ended November 1, 2014, this estimate increased to $23 from $20 for the same period in 2013. This was primarily driven by the increased use of our credit and debit cards in store and online, as reflected by an increase in inside volume as a percent of total volume from 50% in the third quarter of 2013 to 52% in the third quarter of 2014. For the nine months ended November 1, 2014, this estimate increased to $77 from $68 for the same period in 2013. This was primarily driven by the increased use of our credit and debit cards in store and online, as reflected by an increase in inside volume as a percent of total volume from 52% for the nine months ended November 2, 2013 to 55% for the nine months ended November 1, 2014.

25 of 36

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Total Company Results
Interest Expense, Net
Interest expense, net was $34 for the third quarter and $104 for the nine months ended November 1, 2014, compared with $35 for the third quarter and $111 for the nine months ended November 2, 2013. The decrease relates to lower average interest rates on our notes driven by our fourth quarter 2013 debt transactions.
Income Tax Expense
Income tax expense is summarized in the following table:

	Quarter Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Income tax expense	$86	$81	$289	$286
Effective tax rate	37.9%	37.2%	38.3%	38.0%
The effective tax rates for the quarter and nine months ended November 1, 2014 increased compared with the same periods in 2013. The effective tax rates increased primarily due to an increase in state taxes, the expiration of various federal hiring tax credits and non-deductible expenses related to the acquisition of Trunk Club.
Fiscal Year 2014 Outlook
The Company updated its annual earnings per diluted share expectations. Our earnings per diluted share outlook is $3.70 to $3.75, compared with our prior outlook of $3.80 to $3.90. This outlook incorporates the acquisition of Trunk Club, third quarter results and the impact of share repurchases in the third quarter. Trunk Club is expected to reduce earnings per diluted share in fiscal 2014 by approximately 3 percent, which is reflected in our updated guidance.

26 of 36

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Return on Invested Capital ("ROIC") (Non-GAAP financial measure)
We believe ROIC is a useful financial measure for investors in evaluating the efficiency and effectiveness of our use of capital and believe ROIC is an important component of shareholders' return over the long term. In addition, we incorporate ROIC in our executive incentive compensation measures. For the 12 fiscal months ended November 1, 2014, our ROIC decreased to 13.1% compared with 14.0% for the 12 fiscal months ended November 2, 2013. This decrease reflected increased capital expenditures related to store expansion and online growth.
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

	12 Fiscal Months Ended
	November 1, 2014	November 2, 2013
Net earnings	$732	$751
Add: income tax expense	458	458
Add: interest expense	155	154
Earnings before interest and income tax expense	1,345	1,363

Add: rent expense	133	122
Less: estimated depreciation on capitalized operating leases[1]	(70)	(65)
Net operating profit	1,408	1,420

Less: estimated income tax expense[2]	(542)	(538)
Net operating profit after tax	$866	$882

Average total assets[3]	$8,733	$8,277
Less: average non-interest-bearing current liabilities[4]	(2,658)	(2,385)
Less: average deferred property incentives[3]	(498)	(487)
Add: average estimated asset base of capitalized operating leases[5]	1,035	882
Average invested capital	$6,612	$6,287

Return on assets	8.4%	9.1%
ROIC	13.1%	14.0%
1 Capitalized operating leases is our best estimate of the asset base we would record for our leases that are classified as operating if they had met the criteria for a capital lease or we had purchased the property. Asset base is calculated as described in footnote 5 below.
2 Based upon our effective tax rate multiplied by the net operating profit for the 12 fiscal months ended November 1, 2014 and November 2, 2013.
3 Based upon the trailing 12-month average.
4 Based upon the trailing 12-month average for accounts payable, accrued salaries, wages and related benefits and other current liabilities.
5 Based upon the trailing 12-month average of the monthly asset base. The asset base for each month is calculated as the trailing 12-months of rent expense multiplied by eight. The multiple of eight times rent expense is a commonly used method of estimating the asset base we would record for our capitalized operating leases described in footnote 1.

27 of 36

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
Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments. We believe that as of November 1, 2014, our existing cash and cash equivalents on-hand of $433, available credit facilities of $800 and potential future operating cash flows and borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives. If an agreement is reached and a transaction is consummated in regards to our credit card receivables, it could result in additional cash flows to further support our capital requirements and strategic initiatives.
For the nine months ended November 1, 2014, cash and cash equivalents decreased by $761 to $433, primarily due to payments for capital expenditures of $616 and repurchases of common stock of $537, partially offset by cash provided by operations of $516.
Operating Activities
Net cash provided by operating activities decreased $202 for the nine months ended November 1, 2014, compared with the same period in 2013, primarily due to increased merchandise purchases and payments in the current year to support Nordstrom Rack and full-line store expansion.
Investing Activities
Net cash used in investing activities was $638 for the nine months ended November 1, 2014, compared with net cash used of $631 for the same period in 2013. The increase relates primarily to receivables from cardholders using their Nordstrom VISA credit cards at third-party vendors.
Financing Activities
Net cash used in financing activities was $639 for the nine months ended November 1, 2014, compared with $425 for the same period in 2013, primarily due to increased share repurchase activity in the current year. During the nine months ended November 1, 2014, we made payments of $537 for repurchases of common stock, compared with $374 for the same period in 2013.

28 of 36

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Free Cash Flow (Non-GAAP financial measure)
Free Cash Flow is one of our key liquidity measures, and when used in conjunction with GAAP measures, provides investors with a meaningful analysis of our ability to generate cash from our business. For the nine months ended November 1, 2014, we had negative Free Cash Flow of $(357) compared with $(51) for the nine months ended November 2, 2013 primarily due to a decrease in cash provided by operating activities as a result of planned store and inventory growth related to full-line and Nordstrom Rack store openings.
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

	Nine Months Ended
	November 1, 2014	November 2, 2013
Net cash provided by operating activities	$516	$718
Less: capital expenditures	(616)	(621)
Less: cash dividends paid	(189)	(176)
Less: change in credit card receivables originated at third parties	(10)	(1)
(Less) Add: change in cash book overdrafts	(58)	29
Free Cash Flow	$(357)	$(51)

Net cash used in investing activities	$(638)	$(631)
Net cash used in financing activities	(639)	(425)

29 of 36

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Capacity and Commitments
As of November 1, 2014, we had total short-term borrowing capacity available for general corporate purposes of $800, which is our $800 senior unsecured revolving credit facility ("revolver") that expires in March 2018. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes and backs our commercial paper program. During the nine months ended November 1, 2014, we had no issuances under our commercial paper program and no borrowings under our revolver.
In November 2013, our wholly owned subsidiary in Puerto Rico entered into a $52 unsecured borrowing facility to support our expansion into that market. The facility expires in November 2018 and borrowings on this facility incur interest based upon the one-month LIBOR plus 1.275% per annum. As of November 1, 2014, we had $28 outstanding on this facility.
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
As of November 1, 2014, we were in compliance with this covenant. We will continue to monitor this covenant and believe that we will remain in compliance with this covenant during the remainder of fiscal 2014.

30 of 36

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our goal is to manage debt levels to maintain an investment-grade credit rating and operate with an efficient capital structure. In evaluating our debt levels, this measure provides a reflection of our credit worthiness that could impact our credit rating and borrowing costs. We also have a debt covenant that requires an adjusted debt to EBITDAR leverage ratio of less than four times. As of November 1, 2014 and November 2, 2013, our Adjusted Debt to EBITDAR was 2.1.
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

	2014[1]	2013[1]
Debt	$3,127	$3,118
Add: estimated capitalized operating lease liability[2]	1,068	981
Less: fair value hedge adjustment included in long-term debt	(39)	(51)
Adjusted Debt	$4,156	$4,048

Net earnings	$732	$751
Add: income tax expense	458	458
Add: interest expense, net	155	153
Earnings before interest and income taxes	1,345	1,362

Add: depreciation and amortization expenses	498	448
Add: rent expense	133	122
Add: non-cash acquisition-related charges	8	9
EBITDAR	$1,984	$1,941

Debt to Net Earnings	4.3	4.2
Adjusted Debt to EBITDAR	2.1	2.1
1 The components of Adjusted Debt are as of November 1, 2014 and November 2, 2013, while the components of EBITDAR are for the 12 months ended November 1, 2014 and November 2, 2013.
2 Based upon the estimated lease liability as of the end of the period, calculated as the trailing 12-months of rent expense multiplied by eight. The multiple of eight times rent expense is a commonly used method of estimating the debt we would record for our leases that are classified as operating if they had met the criteria for a capital lease or we had purchased the property.

31 of 36

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

32 of 36

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

33 of 36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Repurchases
(Dollar and share amounts in millions except per share amounts)
Following is a summary of our third quarter share repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
August 2014 (August 3, 2014 to August 30, 2014)	0.3	$69.72	0.3	$334
September 2014 (August 31, 2014 to October 4, 2014)	1.9	69.03	1.9	1,206
October 2014 (October 5, 2014 to November 1, 2014)	1.1	69.85	1.1	1,131
Total	3.3	$69.37	3.3
1 In February 2013, our Board of Directors authorized a program to repurchase up to $800 of our outstanding common stock, through March 1, 2015. In September 2014, our Board of Directors authorized a new program to repurchase up to $1,000 of our outstanding common stock, through March 1, 2016. During the nine months ended November 1, 2014, we repurchased 8.2 shares of our common stock for an aggregate purchase price of $539 and had $1,131 in remaining share repurchase capacity as of November 1, 2014. The actual number and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Commission rules.
Item 6. Exhibits.
Exhibits are incorporated herein by reference or are filed or furnished with this report as set forth in the Index to Exhibits on page 36 hereof.

34 of 36

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	December 2, 2014

35 of 36

NORDSTROM, INC.
Index to Exhibits

Exhibit		Method of Filing
4.1	Trunk Club Newco, Inc. 2010 Equity Incentive Plan	Incorporated by reference from the Registrant's Form S-8 filed on August 27, 2014, Exhibit 4.1

10.1	Press release dated September 4, 2014 announcing that its Board of Directors authorized a $1,000 million share repurchase program	Incorporated by reference from the Registrant's Form 8-K filed on September 4, 2014, Exhibit 99.1

10.2	Amendment 2014-5 to the Nordstrom 401(k) Plan & Profit Sharing	Filed herewith electronically

10.3	Amendment 2014-6 to the Nordstrom 401(k) Plan & Profit Sharing	Filed herewith electronically

31.1	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Filed herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

36 of 36