Form 10-K
period 2015-01-31
NORDSTROM INC
filed 2015-03-16
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of August 1, 2014 the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $10.6 billion using the closing sales price on that day of $68.95. On March 2, 2015, 190,405,729 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2015 Annual Meeting of Shareholders scheduled to be held on May 5, 2015 are incorporated into Part III.

Nordstrom, Inc. and subsidiaries 1

[This page intentionally left blank.]

Nordstrom, Inc. and subsidiaries 3

PART I
Item 1. Business.
DESCRIPTION OF BUSINESS
Founded in 1901 as a retail shoe business in Seattle, Nordstrom later incorporated in Washington state in 1946 and went on to become one of the leading fashion specialty retailers based in the U.S. As of March 16, 2015, we operate 290 U.S. stores located in 38 states as well as a robust ecommerce business through Nordstrom.com, Nordstromrack.com and HauteLook and TrunkClub.com. We also operate two Nordstrom full-line stores in Canada. The west and east coasts of the U.S. are the areas in which we have the largest presence. We have two reportable segments: Retail and Credit.
As of March 16, 2015, the Retail segment includes our 115 “Nordstrom” branded full-line stores in the U.S. and Nordstrom.com, 167 off-price Nordstrom Rack stores, two Canada full-line stores, Nordstromrack.com and HauteLook, and other retail channels including five Trunk Club showrooms and TrunkClub.com, our two Jeffrey boutiques and one clearance store that operates under the name “Last Chance.” Through these multiple retail channels, we strive to deliver the best customer experience possible. We offer an extensive selection of high-quality brand-name and private label merchandise focused on apparel, shoes, cosmetics and accessories. Our integrated Nordstrom full-line stores and online store allow us to provide our customers with a seamless shopping experience. In-store purchases are primarily fulfilled from that store’s inventory, but when inventory is unavailable at that store it may also be shipped to our customers from our fulfillment center in Cedar Rapids, Iowa, or from other Nordstrom full-line stores. Online purchases are primarily shipped to our customers from our Cedar Rapids fulfillment center, but may also be shipped from our Nordstrom full-line stores. Our customers can also pick up online orders in our Nordstrom full-line stores if inventory is available at one of our locations. These capabilities allow us to better serve customers across various channels and improve sales. Nordstrom Rack stores purchase high-quality brand-name merchandise primarily from the same vendors carried in Nordstrom full-line stores and also serve as outlets for clearance merchandise from our Nordstrom stores and other retail channels. During the year, we launched Nordstromrack.com and the associated mobile app. Nordstromrack.com combines the technology expertise of HauteLook with the merchant expertise of Nordstrom Rack. Nordstromrack.com and HauteLook offer limited-time sale events on fashion and lifestyle brands as well as a persistent selection of off-price, high-quality brand-name merchandise and are integrated with a single customer log-in, shared shopping cart and streamlined checkout process. Furthermore, we can accommodate returns from these sites by mail or at any Nordstrom Rack location.
Our Credit segment includes our wholly owned federal savings bank, Nordstrom fsb, through which we provide a private label credit card, two Nordstrom Visa credit cards and a debit card. The credit and debit cards feature a loyalty program designed to increase customer visits and spending. Although the primary purposes of our Credit segment are to foster greater customer loyalty and drive more sales, we also generate revenues from finance charges and other fees on these cards. In addition, we save on interchange fees that the Retail segment would incur if our customers used third-party cards.
For more information about our business and our reportable segments, see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16: Segment Reporting in Item 8: Financial Statements and Supplementary Data.
FISCAL YEAR
We operate on a 52/53-week fiscal year ending on the Saturday closest to January 31st. References to 2014 and all years within this document are based on a 52-week fiscal year, except 2012, which is based on a 53-week fiscal year.
TRADEMARKS
We have 156 trademarks, each of which is the subject of one or more trademark registrations and/or trademark applications. Our most notable trademarks include Nordstrom, Nordstrom Rack, HauteLook, Halogen, BP., Zella, Caslon and Trunk Club. Each of our trademarks is renewable indefinitely, provided that it is still used in commerce at the time of the renewal.
RETURN POLICY
We have a fair and liberal approach to returns as part of our objective to provide high-quality customer service. We do not have a formal return policy at our Nordstrom full-line stores or online at Nordstrom.com. Our goal is to take care of our customers, which includes making returns and exchanges easy, whether in stores or online, where we offer free shipping and free returns. Our Nordstrom Rack stores generally accept returns up to 90 days from the date of purchase with the original price tag and sales receipt, and also accept returns of Nordstromrack.com and HauteLook merchandise. Nordstromrack.com and HauteLook generally accept returns of apparel, footwear and accessories within 90 days from the date of shipment.
SEASONALITY
Due to our Anniversary Sale in July and the holidays in December, our sales are typically higher in the second and fourth quarters than in the first and third quarters of the fiscal year.

COMPETITIVE CONDITIONS
We operate in a highly competitive business environment. We compete with other national, regional, local and online retailers that may carry similar lines of merchandise, including department stores, specialty stores, off-price stores, boutiques and Internet businesses. Our specific competitors vary from market to market. We believe the keys to competing in our industry are providing great customer service and customer experiences in stores and online, which includes compelling price and value, fashion newness, quality of products, selection, convenience, technology, product fulfillment, personalization and appealing, relevant store environments in top locations.
INVENTORY
We plan our merchandise purchases and receipts to coincide with expected sales trends. For instance, our merchandise purchases and receipts increase prior to our Anniversary Sale, which has historically extended over the last two weeks of July. We also purchase and receive a larger amount of merchandise in the fall as we prepare for the holiday shopping season (from late November through December). Beginning in 2012, we increased our investment in pack and hold inventory at Nordstrom Rack, which involves the strategic purchase of merchandise from some of our full-line stores’ top brands in advance of the upcoming selling seasons to take advantage of favorable buying opportunities. This inventory is typically held for six months on average and has contributed to the growth in our Nordstrom Rack business. We pay for our merchandise purchases under the terms established with our vendors.
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
EMPLOYEES
During 2014, we employed approximately 67,000 employees on a full- or part-time basis. Due to the seasonal nature of our business, employment increased to approximately 68,000 employees in July 2014 and 73,500 in December 2014. All of our employees are non-union. We believe our relationship with our employees is good.
CAUTIONARY STATEMENT
Certain statements in this Annual Report on Form 10-K contain or may suggest “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including, but not limited to, anticipated financial outlook for the fiscal year ending January 30, 2016, anticipated annual total and comparable sales rates, anticipated new store openings in existing, new and international markets, anticipated Return on Invested Capital and trends in our operations. Such statements are based upon the current beliefs and expectations of the company’s management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including, but not limited to:

•
successful execution of our customer strategy, including expansion into new markets, acquisitions, investments in our stores and online, our ability to realize the anticipated benefits from growth initiatives, our ability to provide a seamless experience across all channels, and the timely completion of construction associated with newly planned stores, relocations and remodels, all of which may be impacted by the financial health of third parties,

•
our ability to manage the transformation of our business/financial model as we increase our investments in growth opportunities, including our online business and our ability to manage related organizational changes,

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

•	successful execution of our information technology strategy,

•	our ability to effectively utilize data in strategic planning and decision making,

•	efficient and proper allocation of our capital resources,

•	reviewing of options and structure for a financial partner in regards to a potential transaction related to our credit card receivables,

•	our ability to safeguard our reputation and maintain our vendor relationships,

•	the impact of economic and market conditions and the resultant impact on consumer spending patterns,

•	our ability to respond to the business environment, fashion trends and consumer preferences, including changing expectations of service and experience in stores and online,

•	the effectiveness of planned advertising, marketing and promotional campaigns in the highly competitive retail industry,

•	weather conditions, natural disasters, health hazards, national security or other market disruptions, or the prospects of these events and the resulting impact on consumer spending patterns,

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
WEBSITE ACCESS
Our website address is Nordstrom.com. Our annual and quarterly reports on Form 10-K and Form 10-Q (including related filings in eXtensible Business Reporting Language (“XBRL”) format), current reports on Form 8-K, proxy statements, our executives’ statements of changes in beneficial ownership of securities on Form 4 and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available for free on or through our website as soon as reasonably practicable after we electronically file the report with or furnish it to the SEC. Interested parties may also access a webcast of quarterly earnings conference calls and other financial events through our website.
CORPORATE GOVERNANCE
We have a long-standing commitment to upholding a high level of ethical standards. In addition, as the listing standards of the New York Stock Exchange (“NYSE”) and the rules of the SEC require, we have adopted Codes of Business Conduct and Ethics for our employees, officers and directors (“Codes of Ethics”) and Corporate Governance Guidelines. Our Codes of Ethics, Corporate Governance Guidelines and Committee Charters for the Audit, Compensation, Corporate Governance and Nominating, Finance and Technology Committees are posted on our website. Any amendments to these documents, or waivers of the requirements they contain, will also be available on our website.
For printed versions of these items or any other inquiries, please contact:
Nordstrom Investor Relations
PO Box 2737
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
We are enhancing our customer shopping experience in our stores, online, and in mobile and social channels by pursuing a heightened focus on technology and ecommerce to fuel our growth. With the accelerated pace of change in the retail environment, we may not be able to meet our customers’ changing expectations in how they shop in stores or through ecommerce. If we target the wrong opportunities, fail to make investments at the right time or pace, fail to make the best investments in the right channels or make an investment commitment significantly above or below our needs, it may result in the loss of our competitive position. If these technologies and investments do not perform as expected or are not seamlessly integrated, our profitability and growth could be adversely affected. In addition, if we do not maintain our current systems, we may see interruptions to our business and increased costs in order to bring our systems up to date.

We are continuing our plan to accelerate the number of new Nordstrom Rack store openings. New store openings both at the Rack and in our full-line stores involve certain risks, including the availability of suitable locations, constructing, furnishing and supplying a store in a timely and cost-effective manner and properly balancing our capital investments between new stores, remodels, technology and ecommerce. In addition, we may not accurately assess the demographic or retail environment for a particular location and sales at new, relocated or remodeled stores may not meet our projections, particularly in light of the changing trends between online and brick-and-mortar shopping channels, which could adversely affect our return on investment. We also intend to open stores in new and international markets, such as Canada, Puerto Rico and Manhattan, and expansion will require additional management attention and resources and may distract us from executing our core operations. In addition, competition from strong local competitors, compliance with foreign and local laws and regulatory requirements and potentially unfavorable tax consequences may cause our business to be adversely impacted.
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
Our stores located in shopping malls may be adversely affected if the consumer traffic of malls decline.
Many of our stores are located in desirable locations within shopping malls and benefit from the abilities that we and other anchor tenants have to generate consumer traffic. A substantial decline in mall traffic, the development of new shopping malls, the availability of locations within existing or new shopping malls, the success of individual shopping malls and the success of other anchor tenants may negatively impact our ability to maintain or grow our sales in existing stores, as well as our ability to open new stores, which could have an adverse effect on our financial condition or results of operations.
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
If we do not effectively design and implement our strategic and business planning processes to attract, retain, train and develop talent and future leaders, our business may suffer.
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
Even if we take appropriate measures to safeguard our information security and privacy environment from security breaches, our customers and our business could still be exposed to risk.
Our Retail and Credit segments involve the collection, storage and transmission of customers’ personal information, consumer preferences and credit card information. In addition, our operations involve the collection, storage and transmission of employee information and company financial and strategic data. Any measures we implement to prevent a security or cybersecurity threat may not be totally effective and may have the potential to harm relations with our customers or decrease activity on our websites by making them more difficult to use. In addition, the regulatory environment surrounding information security, cybersecurity and privacy is increasingly demanding, with new and constantly changing requirements. Security breaches and cyber incidents and their remediation, whether at our company, our third-party providers or other retailers, could expose us to a risk of loss or misappropriation of this information, litigation, potential liability, reputation damage and loss of customers’ trust and business, which could adversely impact our sales. Any such breaches or incidents could subject us to investigation, notification and remediation costs, and if there is additional information that is later discovered related to such security breach or incident, there could be further loss of customers’ trust and business, based upon their reactions to this additional information. Additionally, as a credit card issuer, we could be subject to credit card fraud losses due to external credit card fraud.
If we fail to appropriately manage our capital, we may negatively impact our operations and shareholder return.
We utilize capital to finance our operations, make capital expenditures and acquisitions, manage our debt levels and return value to our shareholders through dividends and share repurchases. If our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted. Further, if we do not properly allocate our capital to maximize returns, our operations, cash flows and returns to shareholders could be adversely affected.

Nordstrom, Inc. and subsidiaries 7

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
In May 2014, we announced that we are reviewing options for a financial partner for our credit card receivables. This review may not result in a consummated transaction, and further, could divert management’s attention away from our core Retail business, negatively impacting our execution on our customer strategy. If we do not successfully execute a transaction that meets our needs or fail to properly allocate our capital to maximize returns, our operations, cash flows and returns to shareholders could be adversely affected. Additionally, credit rating agencies may downgrade our business, which could adversely impact our operations and cash flows. Although we do not expect any change to the customer experience following a transaction, if such a transaction negatively impacts the customer service associated with our credit cards, this could harm our business and reputation, harming our competitive position.
The concentration of stock ownership in a small number of our shareholders could limit your ability to influence corporate matters.
We have regularly reported in our annual proxy statements the holdings of members of the Nordstrom family, including Bruce A. Nordstrom, our former Co-President and Chairman of the Board, his sister Anne E. Gittinger and members of the Nordstrom family within our Executive Team. In our proxy statement as of March 2, 2015, for the 2015 Annual Meeting of Shareholders, these individuals owned an aggregate of approximately 27% of our common stock. As a result, either individually or acting together, they may be able to exercise considerable influence over matters requiring shareholder approval. As reported in our periodic filings, our Board of Directors has from time to time authorized share repurchases. While these share repurchases may be offset in part by share issuances under our equity incentive plans and as consideration for acquisitions, the repurchases may nevertheless have the effect of increasing the overall percentage ownership held by these shareholders. The corporate law of the State of Washington, where the company is incorporated, provides that approval of a merger or similar significant corporate transaction requires the affirmative vote of two-thirds of a company’s outstanding shares. The beneficial ownership of these shareholders may have the effect of discouraging offers to acquire us, delay or otherwise prevent a significant corporate transaction because the consummation of any such transaction would likely require the approval of these shareholders. As a result, the market price of our common stock could be affected.
Investment and partnerships in new business strategies and acquisitions could disrupt our core business.
We have invested in or are pursuing strategic growth opportunities, which may include acquisitions of, or investments in, other businesses, as well as new technologies or other investments to provide a superior customer shopping experience in our stores and online. Additionally, our business model will continue to rely more on partnerships with third parties for certain strategic initiatives and technologies. If these investments, acquisitions or partnerships do not perform as expected or create operational difficulties, our profitability and growth could be adversely affected.
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
We compete with other national, regional, local and online retailers that may carry similar lines of merchandise, including department stores, specialty stores, off-price stores, boutiques and Internet businesses. The retail environment is rapidly evolving with customer shopping preferences continuing to shift online and we expect competition in the ecommerce market to intensify in the future as the Internet facilitates competitive entry and comparison shopping. We may lose market share to our competitors and our sales and profitability could suffer if we are unable to remain competitive in the key areas of price and value, fashion newness, quality of products, depth of selection, convenience, fulfillment, service and the shopping experience, including the online and store environment and store location. Our financial model is changing to match customer shopping preferences, but if we do not properly allocate our capital between the store and online environment, or adjust the effectiveness and efficiency of our stores, our overall sales and profitability could suffer.
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
Our credit card revenues and profitability are subject in large part to economic and market conditions that are beyond our control, including, but not limited to, interest rates, consumer credit availability, consumer debt levels, unemployment trends and other factors. These economic and market conditions could impair our credit card revenues and the profitability of our credit card business due to factors such as lower demand for credit, or could impair ability to assess the creditworthiness of our customers if the criteria and/or models we use to underwrite and manage our customers become less predictive of future losses, causing our losses to rise and have a negative impact on our results of operations. Deterioration of economic conditions and consumer confidence may also adversely affect our credit customers’ payment patterns and delinquency rates, increasing our bad debt expense.
Our business and operations could be materially and adversely affected by supply chain disruptions, port disruptions, severe weather patterns, natural disasters, widespread pandemics and other natural or man-made disruptions.
We derive a significant amount of our total sales from stores located on the west and east coasts of the United States, particularly in California, which increases our exposure to conditions in these regions. Similarly, merchandise received through west coast ports could be adversely impacted by labor disruptions. These disruptions could cause, among other things, a decrease in consumer spending that would negatively impact our sales, staffing shortages in our stores, distribution centers or corporate offices, interruptions in the flow of merchandise to our stores, disruptions in the operations of our merchandise vendors or property developers, increased costs, and a negative impact on our reputation and long-term growth plans.
RISKS DUE TO LEGAL AND REGULATORY FACTORS
We are subject to certain laws, litigation, regulatory matters and ethical standards, and our failure to comply with or adequately address developments as they arise could adversely affect our reputation and operations.
Our policies, procedures and practices and the technology we implement are designed to comply with federal, state, local and foreign laws, rules and regulations, including those imposed by the SEC and other regulatory agencies, the marketplace, the banking industry and foreign countries, as well as responsible business, social and environmental practices, all of which may change from time to time. Significant legislative changes, including those that relate to employment matters and health care reform, could impact our relationship with our workforce, which could increase our expenses and adversely affect our operations. In addition, if we fail to comply with applicable laws and regulations or implement responsible business, social, environmental and supply chain practices, we could be subject to damage to our reputation, class action lawsuits, legal and settlement costs, civil and criminal liability, increased cost of regulatory compliance, restatements of our financial statements, disruption of our business and loss of customers. Any required changes to our employment practices could result in the loss of employees, reduced sales, increased employment costs, low employee morale and harm to our business and results of operations. In addition, political and economic factors could lead to unfavorable changes in federal, state and foreign tax laws, which may increase our tax liabilities. An increase in our tax liabilities could adversely affect our results of operations. We are also regularly involved in various litigation matters that arise in the ordinary course of business. Litigation or regulatory developments could adversely affect our business and financial condition.
We continue to face uncertainties due to financial services industry regulation and supervision that could have an adverse affect on our operations.
Federal and state regulation and supervision of the financial industry has increased in recent years due to implementation of consumer protection and financial reform legislation such as the Credit Card Accountability Responsibility and Disclosure Act of 2009 (“CARD Act”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Financial Reform Act”). The Financial Reform Act significantly restructured regulatory oversight and other aspects of the financial industry, created the Consumer Financial Protection Bureau (“CFPB”) to supervise and enforce consumer lending laws and regulations, and expanded state authority over consumer lending. The CARD Act included new and revised rules and restrictions on credit card pricing, finance charges and fees, customer billing practices and payment application. We anticipate more regulation and interpretations of the new rules to continue, and, depending on the nature and extent of these new regulations and interpretations, we may be required to make changes to our credit card practices and systems, which could adversely impact the revenues and profitability of our Credit segment. In addition, we operate in a regulated environment where financial supervisory agencies provide oversight over our activities. Compliance with applicable laws and regulations could limit or restrict our activities and the conduct of our business and enforcement actions by those agencies for failure to comply could have an adverse impact on us.

Nordstrom, Inc. and subsidiaries 9

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The following table summarizes the number of retail stores we own or lease, and the percentage of total store square footage represented by each listed category as of January 31, 2015:

	Number of stores	% of total store square footage
Leased stores on leased land	195	38%
Owned stores on leased land	61	40%
Owned stores on owned land	35	21%
Partly owned and partly leased store	1	1%
Total	292	100%
The following table summarizes our store activity during the last three years:

Fiscal year	2014	2013	2012
Number of stores, beginning of year	260	240	225
Stores opened	31	22	16
Stores acquired	4	—	—
Stores closed	(3)	(2)	(1)
Number of stores, end of year	292	260	240

Nordstrom full-line stores - U.S.	116	117	117
Nordstrom Rack	167	140	119
Other[1]	9	3	4
1 Other includes Jeffrey boutiques, Trunk Club showrooms, our Nordstrom Canada full-line store and Last Chance.
In 2014, we opened three Nordstrom full-line stores (The Woodlands, Texas; Calgary, Alberta; and Jacksonville, Florida) and 27 Nordstrom Rack stores (Palm Desert, California; San Francisco, California; Chicago, Illinois; Riverside, California; Skokie, Illinois; Tulsa, Oklahoma; Wauwatosa, Wisconsin; Brooklyn, New York; Columbus, Ohio; Houston, Texas; Manhassett, New York; Chicago, Illinois; Dayton, Ohio; Houston, Texas; Queens, New York; Brentwood, Tennessee; Greenville, South Carolina; Madison, Wisconsin; Tempe, Arizona; Brooklyn, New York; Livingston, New Jersey; West Palm Beach, Florida; Brandon, Florida; Columbia, South Carolina; Des Moines, Iowa; Philadelphia, Pennsylvania; and Summerlin, Nevada). As part of our purchase of Trunk Club in August 2014, we acquired four Trunk Club showrooms (Los Angeles, California; Chicago, Illinois; Dallas, Texas; and Washington D.C.) and opened one additional Trunk Club showroom (New York City, New York) in December 2014. Additionally, in 2014, we closed three Nordstrom full-line stores (Orlando, Florida; Vancouver, Washington; and Portland, Oregon).
To date in 2015, we have opened one Nordstrom full-line store in Ottawa, Ontario. During the remainder of 2015, we have announced the opening of four additional Nordstrom full-line stores (San Juan, Puerto Rico; Vancouver, British Columbia; Minneapolis, Minnesota; and Wauwatosa, Wisconsin) and the opening of 27 additional Nordstrom Rack stores (Bakersfield, California; Redlands, California; Reno, Nevada; Princeton, New Jersey; Westwood, Massachusetts; Webster, Texas; Laguna Niguel, California; Miami, Florida; Springfield, Virginia; St. Louis Park, Minnesota; Dublin, California; Albany, New York; Anchorage, Alaska; Baton Rouge, Louisiana; Buffalo, New York; Cerritos, California; Clearwater, Florida; Eatontown, New Jersey; Emeryville, California; Fort Collins, Colorado; Long Beach, California; Mount Pleasant, South Carolina; Newark, Delaware; Rockaway, New Jersey; Syracuse, New York; Thousand Oaks, California; and Wayne, New Jersey).
We also own six merchandise distribution centers (Portland, Oregon; Dubuque, Iowa; Ontario, California; Newark, California; Upper Marlboro, Maryland; and Gainesville, Florida) and we own one fulfillment center on leased land (Cedar Rapids, Iowa), all of which are utilized by our Retail segment. Trunk Club and HauteLook, which are included in our Retail segment, lease three administrative offices (Chicago, Illinois; Los Angeles, California and New York City, New York) and one fulfillment center (San Bernardino, California). We plan to open a third, owned fulfillment center (Elizabethtown, Pennsylvania) in the second half of 2015. We lease office buildings in Centennial, Colorado and Scottsdale, Arizona, both for use by our Credit segment. Our administrative offices in Seattle, Washington are a combination of leased and owned space. We also lease a data center in Centennial, Colorado.

The following table lists our U.S. and Canada retail store count and facility square footage by state/province as of January 31, 2015:

Retail stores by channel	Nordstrom Full-Line Stores - U.S.		Nordstrom Rack and Other[1]		Total
State/Province	Count	Square Footage (000’s)	Count	Square Footage (000’s)	Count	Square Footage (000’s)
Alabama	—	—	1	35	1	35
Alaska	1	97	—	—	1	97
Alberta	—	—	1	142	1	142
Arizona	2	384	7	262	9	646
California[2]	32	5,489	38	1,473	70	6,962
Colorado	3	559	4	148	7	707
Connecticut	1	189	1	36	2	225
Delaware	1	127	—	—	1	127
Florida[2]	9	1,389	12	414	21	1,803
Georgia	3	555	5	165	8	720
Hawaii	1	211	1	44	2	255
Idaho	—	—	1	37	1	37
Illinois	4	947	11	401	15	1,348
Indiana	1	134	1	35	2	169
Iowa	—	—	1	35	1	35
Kansas	1	219	1	35	2	254
Kentucky	—	—	1	33	1	33
Maine	—	—	1	30	1	30
Maryland	4	765	4	156	8	921
Massachusetts	4	595	5	193	9	788
Michigan	3	552	4	145	7	697
Minnesota	1	240	2	75	3	315
Missouri	2	342	2	69	4	411
Nevada	1	207	2	70	3	277
New Jersey	5	991	3	102	8	1,093
New York	2	460	10	307	12	767
North Carolina	2	300	2	74	4	374
Ohio	3	549	6	224	9	773
Oklahoma	—	—	2	67	2	67
Oregon	4	555	5	190	9	745
Pennsylvania	2	381	3	120	5	501
Rhode Island	1	206	1	38	2	244
South Carolina	—	—	2	67	2	67
Tennessee	1	145	1	36	2	181
Texas[2]	8	1,431	15	496	23	1,927
Utah	2	277	3	101	5	378
Virginia	5	894	5	201	10	1,095
Washington	7	1,392	7	276	14	1,668
Washington D.C.	—	—	3	80	3	80
Wisconsin	—	—	2	67	2	67
Total (38 states/1 province)	116	20,582	176	6,479	292	27,061
1 Other includes one Nordstrom Canada full-line store, five Trunk Club showrooms, one Last Chance clearance store and two Jeffrey boutiques.
2 California, Texas and Florida had the highest square footage, with a combined 10,692 square feet, representing 40% of the total company square footage.

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
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
MARKET, SHAREHOLDER AND DIVIDEND INFORMATION
Our common stock, without par value, is traded on the New York Stock Exchange under the symbol “JWN.” The approximate number of holders of common stock as of March 2, 2015 was 237,000 based upon the number of registered and beneficial shareholders and the number of employee shareholders in the Nordstrom 401(k) Plan and Profit Sharing Plan. On this date we had 190,405,729 shares of common stock outstanding.
The high and low prices of our common stock and dividends declared for each quarter of 2014 and 2013 are presented in the table below:

	Common Stock Price
	2014		2013		Dividends per Share
	High	Low	High	Low	2014	2013
1st Quarter	$64.19	$54.90	$58.42	$52.16	$0.33	$0.30
2nd Quarter	$70.71	$60.20	$63.34	$57.07	$0.33	$0.30
3rd Quarter	$73.74	$64.92	$62.16	$55.34	$0.33	$0.30
4th Quarter	$80.54	$70.21	$63.72	$56.57	$0.33	$0.30
Full Year	$80.54	$54.90	$63.72	$52.16	$1.32	$1.20
SHARE REPURCHASES
Dollar and share amounts in millions, except per share amounts
The following is a summary of our fourth quarter share repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
November 2014 (November 2, 2014 to November 29, 2014)	0.1	$72.98	0.1	$1,121
December 2014 (November 30, 2014 to January 3, 2015)	0.5	$74.91	0.5	$1,084
January 2015 (January 4, 2015 to January 31, 2015)	0.1	$76.42	0.1	$1,075
Total	0.7	$74.80	0.7
1 In February 2013, our Board of Directors authorized a program to repurchase up to $800 of our outstanding common stock, through March 1, 2015. In September 2014, our Board of Directors authorized a new program to repurchase up to $1,000 of our outstanding common stock, through March 1, 2016, in addition to the remaining amount available for repurchase under the previously authorized program. During 2014, we repurchased 8.9 shares of our common stock for an aggregate purchase price of $595 and had $1,075 remaining in share repurchase capacity as of January 31, 2015. The actual number and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable SEC rules.

Nordstrom, Inc. and subsidiaries 13

STOCK PRICE PERFORMANCE
The following graph compares the cumulative total return of Nordstrom common stock, Standard & Poor’s Retail Index (“S&P Retail”) and Standard & Poor’s 500 Index (“S&P 500”) for each of the last five fiscal years, ending January 31, 2015. The Retail Index is composed of 31 retail companies, including Nordstrom, representing an industry group of the S&P 500 Index. The following graph assumes an initial investment of $100 each in Nordstrom common stock, the S&P Retail and the S&P 500 on January 30, 2010 and assumes reinvestment of dividends on the Nordstrom common stock as well as the S&P Retail and S&P 500 Indexes.

End of fiscal year	2009	2010	2011	2012	2013	2014
Nordstrom common stock	100	121	146	169	181	245
Standard & Poor’s Retail	100	127	144	183	230	283
Standard & Poor’s 500	100	121	128	150	181	211

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

Fiscal year	2014	2013	2012	2011	2010
Earnings Results
Net sales	$13,110	$12,166	$11,762	$10,497	$9,310
Credit card revenues	396	374	372	363	365
Gross profit[1]	4,704	4,429	4,330	3,905	3,413
Selling, general and administrative (“SG&A”) expenses	(3,777)	(3,453)	(3,357)	(3,019)	(2,660)
Earnings before interest and income taxes (“EBIT”)	1,323	1,350	1,345	1,249	1,118
Net earnings	720	734	735	683	613

Balance Sheet and Cash Flow Data
Cash and cash equivalents	$827	$1,194	$1,285	$1,877	$1,506
Accounts receivable, net	2,306	2,177	2,129	2,033	2,026
Merchandise inventories	1,733	1,531	1,360	1,148	977
Current assets	5,224	5,228	5,081	5,560	4,824
Land, property and equipment, net	3,340	2,949	2,579	2,469	2,318
Total assets	9,245	8,574	8,089	8,491	7,462
Current liabilities	2,800	2,541	2,226	2,575	1,879
Long-term debt, including current portion	3,131	3,113	3,131	3,647	2,781
Shareholders’ equity	2,440	2,080	1,913	1,956	2,021
Cash flow from operations	1,220	1,320	1,110	1,177	1,177

Performance Metrics
Comparable sales increase[2]	4.0%	2.5%	7.3%	7.2%	8.1%
Gross profit % of net sales	35.9%	36.4%	36.8%	37.2%	36.7%
Total SG&A % of net sales	28.8%	28.4%	28.5%	28.8%	28.6%
EBIT % of net sales	10.1%	11.1%	11.4%	11.9%	12.0%
Return on assets	8.1%	8.7%	8.9%	8.7%	8.6%
Return on invested capital (“ROIC”)[3]	12.6%	13.6%	13.9%	13.3%	13.6%
Sales per square foot[4]	$493	$474	$470	$431	$397
4-wall sales per square foot[4]	$413	$408	$417	$394	$372
Ending inventory per square foot[5]	$64.05	$58.84	$53.77	$46.41	$40.96
Inventory turnover rate[6]	4.67	5.07	5.37	5.56	5.56

Per Share Information
Earnings per diluted share	$3.72	$3.71	$3.56	$3.14	$2.75
Dividends declared per share	1.32	1.20	1.08	0.92	0.76

Store Information (at year-end)
Nordstrom full-line stores - U.S.	116	117	117	117	115
Nordstrom Rack and other stores[7]	176	143	123	108	89
Total square footage	27,061,000	26,017,000	25,290,000	24,745,000	23,838,000

[1]	Gross profit is calculated as net sales less cost of sales and related buying and occupancy costs (for all segments).

[2]
Comparable sales include sales from stores that have been open at least one full year at the beginning of the year. We also include sales from our online channels (Nordstrom.com, Nordstromrack.com and HauteLook) in comparable sales because of the integration with our stores. Fiscal year 2012 includes an extra week (the 53rd week) as a result of our 4-5-4 retail reporting calendar. The 53rd week is not included in comparable sales calculations.

[3]	See ROIC (Non-GAAP financial measure) on page 26 for additional information and reconciliation to the most directly comparable GAAP financial measure.

[4]
Sales per square foot is calculated as net sales divided by weighted-average square footage. Weighted-average square footage includes a percentage of year-end square footage for new stores equal to the percentage of the year during which they were open. 4-wall sales per square foot is calculated as sales for Nordstrom U.S. full-line stores, Nordstrom Rack stores, Jeffrey boutiques, our Canada full-line store, Last Chance and Trunk Club showrooms divided by their weighted-average square footage.

[5]	Ending inventory includes pack and hold inventory of $222, $173, $125, $34 and $0 in 2014, 2013, 2012, 2011 and 2010, which represents strategic purchases of merchandise for upcoming selling seasons.

[6]
Inventory turnover rate is calculated as annual cost of sales and related buying and occupancy costs (for all segments) divided by 4-quarter average inventory. Retailers do not uniformly calculate inventory turnover as buying and occupancy costs may be included in selling, general and administrative expenses. As such, our inventory turnover rates may not be comparable to other retailers.

7 Other stores include Jeffrey boutiques, Trunk Club showrooms, our Nordstrom Canada full-line store and Last Chance.

Nordstrom, Inc. and subsidiaries 15

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Dollar, share and square footage amounts in millions except percentages, per share and per square foot amounts
OVERVIEW
Nordstrom is a leading fashion specialty retailer offering apparel, shoes, cosmetics and accessories for women, men and children. We offer an extensive selection of high-quality brand-name and private label merchandise through our various channels: “Nordstrom” branded full-line stores and online store at Nordstrom.com, Nordstrom Rack stores, Nordstromrack.com and HauteLook and other retail channels, including Trunk Club showrooms and TrunkClub.com, our Jeffrey boutiques and our clearance store that operates under the name “Last Chance.” As of January 31, 2015, our stores are located in 38 states throughout the United States and in one province in Canada. In addition, we offer our customers a Nordstrom Rewards™ loyalty program along with a variety of payment products and services, including credit and debit cards.
We continue to see the ongoing evolution of retail, with increasing customer interaction between our stores and ecommerce. We are making progress to meet customer expectations of a personalized experience that merges the richness of stores with the convenience of online. Because the customer views us simply as Nordstrom, we believe there is tremendous value in strengthening our platform for the customer experience that encompasses full-price, off-price, in-store and online. While each channel represents a substantial growth opportunity, there are significant synergies across channels to create a unique customer experience to gain market share.
We considered 2014 a watershed year in our company history, with our successful entry into Canada, continued expansion of our Nordstrom Rack business through store growth, the launch of Nordstromrack.com and the acquisition of Trunk Club. Our performance in 2014 reflected continued progress in executing our customer strategy through investments to drive growth across channels. We achieved total net sales growth of 7.8%, adding nearly $1 billion to our top-line and delivering record sales and earnings per diluted share. Our financial position remains strong and this marked the sixth consecutive year we generated over $1 billion in cash flow from operations.
Our partnership with vendors and brands enhances our product offering. We offer Topshop merchandise at 53 full-line stores and online, with plans to reach over 80 stores in 2015. Our new partnership with Madewell in 2015, initially available at 15 of our stores and online, is another way to provide sought-after brands that appeal to new and existing customers.
In 2014, we opened our first full-line store in Canada in Calgary, Alberta, reflecting a multi-year effort from our team to address the unique challenges of crossing the border. With our store outperforming our expectations, we are encouraged with our customers’ response in this market. We are looking forward to opening stores in 2015 in Ottawa, Ontario and Vancouver, British Columbia. In the U.S. we increased our presence with two full-line stores in The Woodlands, Texas and Jacksonville, Florida. In 2015, we plan to open three full-line stores in Puerto Rico, Minneapolis, Minnesota and Milwaukee, Wisconsin.
At Nordstrom Rack, we offer customers great brands at great prices, with 48 of the top 50 full-line brands represented. We opened 27 Nordstrom Rack stores in 2014, a record number of openings, contributing to Nordstrom Rack’s total sales growth of 17%.
Our online businesses continue to be our fastest-growing channels. In the spring of 2014, we expanded our capabilities through the launch of Nordstromrack.com, providing a seamless integration with HauteLook. We more than doubled our merchandise selection, which accelerated growth in this channel in the second half of 2014. Demonstrating synergies across our businesses, we enabled customers to return purchases from HauteLook and Nordstromrack.com to any of our Nordstrom Rack stores, which drove nearly one million incremental trips to Nordstrom Rack stores.
Nordstrom.com finished its fifth consecutive year of approximately 20% or more comparable sales growth, with a key driver being increased merchandise selection. In 2015, we plan to open our third fulfillment center, located in Pennsylvania, which will enhance the customer experience through faster delivery. Furthermore, we have extended our full-price offering with our acquisition of Trunk Club, a high-growth business offering a new approach to personalized service.
Our credit business, through our Nordstrom Rewards program, continues to play an important role in attracting new customers and deepening our engagement with existing customers. The program contributes to our overall results, with members shopping more frequently and spending more on average than non-members. For the third consecutive year, we opened over one million new accounts. With over four million active members, 2014 sales from members represented approximately 40% of our sales.
We are confident in our ability to execute our customer strategy as we evolve with customers and continue to leverage capabilities across all channels to serve customers on their terms. To enhance the customer experience, we continue to make investments in our stores in new markets such as Canada, Puerto Rico and Manhattan, in our ecommerce and fulfillment capabilities and in technology to support growth across all channels. We believe these investments in our customer strategy will help us achieve long-term top-quartile shareholder returns through high single-digit total sales growth and mid-teens Return on Invested Capital.

RESULTS OF OPERATIONS
Our reportable segments are Retail and Credit. Our Retail segment includes our U.S. Nordstrom branded full-line stores and online store, Nordstrom Rack stores, Nordstromrack.com and HauteLook and other retail channels, including Trunk Club, Jeffrey, our Canada store and our Last Chance clearance store. For purposes of discussion and analysis of our results of operations of our Retail Business, we combine our Retail segment results with revenues and expenses in the “Corporate/Other” column of Note 16: Segment Reporting in the Notes to Consolidated Financial Statements of Item 8: Financial Statements and Supplementary Data. We analyze our results of operations through earnings before interest and income taxes for our Retail Business and Credit, while interest expense and income taxes are discussed on a total company basis.
Similar to many other retailers, Nordstrom follows the retail 4-5-4 reporting calendar, which included an extra week in the fourth quarter of 2012 (the “53rd week”). The analysis of our results of operations, liquidity and capital resources compares the 52 weeks in 2013 to the 53 weeks in 2012. However, the 53rd week is not included in comparable sales calculations. In 2012, the 53rd week contributed approximately $0.04 to earnings per diluted share.
RETAIL BUSINESS
Summary
The following table summarizes the results of our Retail Business for the past three years:

Fiscal year	2014		2013		2012
	Amount	% of net sales[1]	Amount	% of net sales[1]	Amount	% of net sales[1]
Net sales	$13,110	100.0%	$12,166	100.0%	$11,762	100.0%
Cost of sales and related buying and occupancy costs	(8,401)	(64.1%)	(7,732)	(63.6%)	(7,427)	(63.1%)
Gross profit	4,709	35.9%	4,434	36.4%	4,335	36.9%
Selling, general and administrative expenses	(3,588)	(27.4%)	(3,272)	(26.9%)	(3,172)	(27.0%)
Earnings before interest and income taxes	$1,121	8.6%	$1,162	9.6%	$1,163	9.9%
1 Subtotals and totals may not foot due to rounding.

Nordstrom, Inc. and subsidiaries 17

Retail Business Net Sales
In our ongoing effort to enhance the customer experience, we are focused on providing customers with a seamless experience across our channels. While our customers may engage with us through multiple channels, we know they value the overall Nordstrom brand experience and view us simply as Nordstrom, which is ultimately how we view our business. To provide additional transparency into our net sales by channel, we present the following summary of our Retail Business:

Fiscal year	2014	2013	2012
Net sales by channel:
Nordstrom full-line stores - U.S.	$7,682	$7,705	$7,964
Nordstrom.com	1,996	1,622	1,269
Nordstrom	9,678	9,327	9,233
Nordstrom Rack	3,215	2,738	2,445
Nordstromrack.com and HauteLook	360	295	236
Other retail[1]	116	35	35
Total Retail segment	13,369	12,395	11,949
Corporate/Other	(259)	(229)	(187)
Total net sales	$13,110	$12,166	$11,762

Net sales increase	7.8%	3.4%	12.1%

Comparable sales increase (decrease) by channel[2]:
Nordstrom full-line stores - U.S.	(0.5%)	(2.1%)	3.9%
Nordstrom.com	23.1%	29.5%	37.1%
Nordstrom	3.6%	2.3%	7.5%
Nordstrom Rack	3.8%	2.7%	7.4%
Nordstromrack.com and HauteLook	22.1%	27.3%	—
Total company	4.0%	2.5%	7.3%

Sales per square foot[3]:
Total sales per square foot	$493	$474	$470
4-wall sales per square foot	413	408	417
Full-line sales per square foot - U.S.	371	372	385
Nordstrom Rack sales per square foot	552	553	568

Percentage of net sales by merchandise category:
Women’s Apparel	30%	31%	31%
Shoes	23%	23%	23%
Men’s Apparel	16%	16%	16%
Women’s Accessories	14%	14%	13%
Cosmetics	11%	11%	11%
Kids’ Apparel	4%	3%	3%
Other	2%	2%	3%
Total	100%	100%	100%
1 Other retail includes our Jeffrey boutiques, Trunk Club and our Nordstrom Canada full-line store.
2 Comparable sales include sales from stores that have been open at least one full year at the beginning of the year. We also include sales from our online channels (Nordstrom.com, Nordstromrack.com and HauteLook) in comparable sales because of the integration with our stores. Fiscal year 2012 includes an extra week (the 53rd week) as a result of our 4-5-4 retail reporting calendar. The 53rd week is not included in comparable sales calculations.
3 Sales per square foot is calculated as net sales divided by weighted-average square footage. Weighted-average square footage includes a percentage of year-end square footage for new stores equal to the percentage of the year during which they were open. 4-wall sales per square foot is calculated as sales for Nordstrom U.S. full-line stores, Nordstrom Rack stores, Jeffrey boutiques, our Canada full-line store, Last Chance and Trunk Club showrooms divided by their weighted-average square footage.

Net Sales (2014 vs. 2013)
In 2014, total company net sales increased 7.8%, which was attributable to the comparable sales increase of 4.0%. During the year, we opened three Nordstrom full-line stores, including our first store in Canada, and 27 Nordstrom Rack stores. Additionally, as a result of the acquisition of Trunk Club, we acquired four Trunk Club showrooms and opened one additional Trunk Club showroom in 2014. These additions increased our square footage by 5.5% and represented 2.8% of our total net sales for 2014.
Nordstrom net sales, which consist of the U.S. full-line and Nordstrom.com businesses, were $9,678 in 2014, an increase of 3.8% compared with 2013, with comparable sales up 3.6%. These increases reflected continued momentum in our Nordstrom.com channel. Both the number of items sold and the average selling price increased on a comparable basis in 2014. Category highlights included Accessories, Cosmetics and Men’s Apparel.
U.S. full-line net sales for 2014 were $7,682, a decrease of 0.3% compared with 2013 and comparable sales decreased by 0.5%. The top-performing geographic regions for full-line stores were the Southeast and Southwest.
Our Nordstrom.com, Nordstromrack.com and HauteLook channels continued to experience outsized growth. Nordstrom.com net sales increased 23% and Nordstromrack.com and HauteLook net sales increased 22%, both driven by expanded merchandise selection and ongoing technology investments to enhance the customer experience.
Nordstrom Rack net sales increased $477, or 17%, compared with 2013, reflecting incremental volume from existing stores and the impact of 27 new stores since fiscal 2013. Comparable sales increased 3.8% for the year. Shoes and Accessories were the top-performing categories for the year. On a comparable basis, the average selling price of Nordstrom Rack merchandise increased while the number of items sold was flat.
Net Sales (2013 vs. 2012)
Net sales for 2013 increased 3.4% compared with 2012, driven by a comparable sales increase of 2.5%, attributable to growth at Nordstrom.com and Nordstrom Rack’s accelerated store expansion. During 2013, we opened 22 Nordstrom Rack stores and relocated one Nordstrom full-line store and two Nordstrom Rack stores. These additions represented 1.6% of our total net sales for 2013 and increased our square footage by 2.9%. The 53rd week in 2012 contributed approximately $162 in additional net sales.
Nordstrom net sales for 2013 were $9,327, an increase of 1.0% compared with 2012, with comparable sales up 2.3%. Strong growth at Nordstrom.com was partially offset by sales decreases at our full-line stores. Both the average selling price and the number of items sold increased on a comparable basis in 2013 compared with 2012. Category highlights included Cosmetics, Men’s Shoes and Women’s Apparel.
Full-line net sales for 2013 were $7,705, a decrease of 3.3% compared with 2012, which was primarily driven by a comparable sales decrease of 2.1% for the year. The top-performing geographic regions for full-line stores for 2013 were the Southwest and Southeast. Nordstrom.com showed strong sales growth with net sales of $1,622, an increase of 28% compared with 2012, with comparable sales up 30% on a comparable 52-week basis. These increases were driven by expanded merchandise selection and ongoing technology investments to enhance the customer experience.
Nordstrom Rack net sales were $2,738, up 12.0% compared with 2012, primarily due to 37 new store openings in 2012 and 2013. Comparable sales increased 2.7% for the year. Cosmetics and Shoes were the strongest-performing categories for the year. Both the average selling price and the number of items sold increased on a comparable basis in 2013 compared with 2012.
Retail Business Gross Profit
The following table summarizes the Retail Business gross profit:

Fiscal year	2014	2013	2012
Retail gross profit[1]	$4,709	$4,434	$4,335
Retail gross profit as a % of net sales	35.9%	36.4%	36.9%
Ending inventory per square foot[2]	$64.05	$58.84	$53.77
Inventory turnover rate[3]	4.67	5.07	5.37

[1]
Retailers do not uniformly record the costs of buying and occupancy and supply chain operations (freight, purchasing, receiving, distribution, etc.) between gross profit and selling, general and administrative expense. As such, our gross profit and selling, general and administrative expenses and rates may not be comparable to other retailers’ expenses and rates.

[2]	Ending inventory includes pack and hold inventory of $222, $173 and $125 in 2014, 2013 and 2012, which represents strategic purchases of merchandise for upcoming selling seasons.

[3]
Inventory turnover rate is calculated as annual cost of sales and related buying and occupancy costs (for all segments) divided by 4-quarter average inventory. Retailers do not uniformly calculate inventory turnover as buying and occupancy costs may be included in selling, general and administrative expenses. As such, our inventory turnover rates may not be comparable to other retailers.

Nordstrom, Inc. and subsidiaries 19

Gross Profit (2014 vs. 2013)
Our Retail gross profit rate decreased 52 basis points compared with 2013 due to increased markdowns and Nordstrom Rack’s accelerated store expansion. The growth in Nordstrom Rack stores resulted in a higher occupancy expense as sales volume at new stores typically take several years to reach the average of our mature stores and also have substantial pre-opening costs. Retail gross profit increased $275 in 2014 due to an increase in net sales, partially offset by increased markdowns.
Our inventory turnover rate decreased to 4.67 times in 2014, from 5.07 times in 2013. Ending inventory per square foot increased 8.8% compared with the same period in 2013, which outpaced the total sales per square foot increase of 3.9% primarily due to planned inventory growth related to Nordstrom Rack and Nordstromrack.com and HauteLook.
Gross Profit (2013 vs. 2012)
Our Retail gross profit rate decreased 41 basis points compared with 2012 primarily due to higher expenses associated with the growth in the Nordstrom Rewards customer loyalty program and higher occupancy costs related to Nordstrom Rack’s accelerated store expansion. Retail gross profit increased $99 in 2013 compared with 2012 due to an increase in net sales at Nordstrom.com and Nordstrom Rack, which was partially offset by a decrease in full-line net sales and increased occupancy costs related to Nordstrom Rack’s accelerated store expansion.
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
Retail Business Selling, General and Administrative Expenses
Retail Business selling, general and administrative expenses (“Retail SG&A”) are summarized in the following table:

Fiscal year	2014	2013	2012
Selling, general and administrative expenses	$3,588	$3,272	$3,172
Selling, general and administrative expenses as a % of net sales	27.4%	26.9%	27.0%
Selling, General and Administrative Expenses (2014 vs. 2013)
Our Retail SG&A rate increased 48 basis points in 2014 compared with 2013 primarily due to expenses related to the acquisition of Trunk Club and ongoing fulfillment and technology investments. Our Retail SG&A increased $316 in 2014 due primarily to growth-related investments in fulfillment and technology.
Selling, General and Administrative Expenses (2013 vs. 2012)
Our Retail SG&A rate decreased 8 basis points in 2013 compared with 2012 due to expense leverage from increased sales volume. Our Retail SG&A expenses increased $100 in 2013 compared with 2012 due primarily to growth-related investments in our ecommerce business, Nordstrom Rack’s accelerated store expansion and Canada pre-opening expenses. The increase also reflected expenses associated with higher sales volume and the opening of 22 Nordstrom Rack stores in 2013.

CREDIT SEGMENT
The Nordstrom credit and debit card products are designed to strengthen customer relationships and grow retail sales by providing loyalty benefits, valuable services and payment products. We believe our credit business allows us to build deeper relationships with our customers by fully integrating the Nordstrom Rewards program with our retail stores and providing better service, which in turn fosters greater customer loyalty. Our cardholders tend to visit our stores more frequently and spend more with us than non-cardholders. Our Nordstrom private label credit and debit cards can be used only at our Nordstrom full-line stores in the U.S., Nordstrom Rack stores and online at Nordstrom.com, Nordstromrack.com and HauteLook (“inside volume”), while our Nordstrom Visa credit cards also may be used for purchases outside of Nordstrom (“outside volume”). Cardholders participate in the Nordstrom Rewards program through which cardholders accumulate points for their purchases. Upon reaching a certain points threshold, cardholders receive Nordstrom Notes®, which can be redeemed for goods or services at Nordstrom full-line stores in the U.S. and Canada, Nordstrom Rack stores and at Nordstrom.com. Nordstrom Rewards customers receive reimbursements for alterations, get Personal Triple Points days and have early access to sales events. With increased spending, they can receive additional amounts of these benefits as well as access to exclusive fashion and shopping events.
In May 2014, we announced our plan to review options for a potential financial partner for our credit card receivables portfolio. We intend to execute a transaction only if our strategic and financial requirements are met. In the event a transaction is finalized, we will classify the relevant credit card receivables as held for sale, which could result in a gain or loss upon reclassification.
Summary
The table below provides a detailed view of the operational results of our Credit segment, consistent with Note 16: Segment Reporting in the Notes to Consolidated Financial Statements of Item 8: Financial Statements and Supplementary Data. In order to better reflect the economic contribution of our credit and debit card program, intercompany merchant fees are also included in the table below, which represent the estimated costs that would be incurred if our cardholders used third-party cards instead of ours.
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

Fiscal year	2014		2013		2012
	Amount	% of average credit card receivables[1]	Amount	% of average credit card receivables[1]	Amount	% of average credit card receivables[1]
Credit card revenues	$396	18.2%	$374	17.7%	$372	17.9%
Credit expenses	(194)	(8.9%)	(186)	(8.8%)	(190)	(9.1%)
Earnings before interest and income taxes[2]	202	9.3%	188	8.9%	182	8.8%
Interest expense	(18)	(0.8%)	(24)	(1.2%)	(26)	(1.2%)
Intercompany merchant fees	108	5.0%	97	4.6%	89	4.3%
Credit segment contribution, before income taxes	$292	13.5%	$261	12.4%	$245	11.8%

Credit and debit card volume[3]:
Outside	$4,331		$4,273		$4,305
Inside	5,475		4,935		4,484
Total volume	$9,806		$9,208		$8,789

Average credit card receivables	$2,169		$2,108		$2,076
Average credit card receivable investment	434		422		415
Credit segment contribution[4]	40.9%		38.2%		36.6%
1 Subtotals and totals may not foot due to rounding.
2 As presented in Note 16: Segment Reporting in the Notes to Consolidated Financial Statements.
3 Volume represents sales plus applicable taxes.
4 Credit segment contribution, net of tax, calculated as a percentage of our average credit card receivable investment.

Nordstrom, Inc. and subsidiaries 21

Credit Card Revenues
The following is a summary of our Credit card revenues:

Fiscal year	2014	2013	2012
Finance charge revenue	$253	$244	$246
Interchange — third-party	89	86	84
Late fees and other revenue	54	44	42
Total Credit card revenues	$396	$374	$372
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
Credit Card Revenues (2014 vs. 2013)
Credit card revenues increased $22 in 2014 compared with 2013 primarily due to an increase in the average accounts receivable balance, slightly decreased payment rates and a 6.5% increase in total volume during 2014.
Credit Card Revenues (2013 vs. 2012)
Credit card revenues were flat in 2013 compared with 2012. This was due to growth in total volume that was offset by continued improvement in cardholder payment rates.
Credit Expenses
Credit expenses are summarized in the following table:

Fiscal year	2014	2013	2012
Operational expenses	$148	$129	$143
Bad debt expense	41	52	42
Occupancy expenses	5	5	5
Total Credit expenses	$194	$186	$190
Credit Expenses (2014 vs. 2013)
Total Credit expenses increased $8 in 2014 compared with 2013, due to higher operational expenses resulting from increased volume in 2014 and lower operational expenses in 2013 resulting from the conversion of our Nordstrom Rewards travel benefits into Nordstrom Notes during that year. The increase in operational expenses was partially offset by a reduction in bad debt expense, which resulted in a reduction of our allowance for credit losses by $5 and recoveries from the sale of bad debt during 2014. We experienced continued improvement in our portfolio delinquencies and write-off results during 2014, which are further discussed below.
Credit Expenses (2013 vs. 2012)
Total Credit expenses decreased $4 in 2013 compared with 2012, due to lower operational and marketing expenses resulting primarily from the conversion of our Nordstrom Rewards travel benefit into Nordstrom Notes during 2013. Bad debt expense was lower in 2012 due to the $30 reduction of our allowance for credit losses in 2012 compared with a $5 reduction in 2013. We experienced continued improvement in our portfolio delinquencies and write-off results during 2013.

Allowance for Credit Losses and Credit Trends
The following table illustrates activity in the allowance for credit losses:

Fiscal year	2014	2013	2012
Allowance at beginning of year	$80	$85	$115
Bad debt expense	41	52	42
Write-offs	(70)	(80)	(97)
Recoveries	24	23	25
Allowance at end of year	$75	$80	$85

Net write-offs as a % of average credit card receivables	2.1%	2.7%	3.5%
30 days or more delinquent as a % of ending credit card receivables	2.1%	1.8%	1.9%
Allowance as a % of ending credit card receivables	3.3%	3.7%	4.0%
Credit Trends
During 2014, our delinquency and net write-off results continued to improve. Net write-offs in 2014 were $46, compared with $57 in 2013 and $72 in 2012. As delinquencies and net write-offs improved in both 2014 and 2013, we reduced our allowance for credit losses by $5 in both 2014 and 2013.
Credit Quality
The quality of our credit card receivables at any time reflects, among other factors, general economic conditions, the creditworthiness of our cardholders and the success of our account management and collection activities. In general, credit quality tends to decline, and the risk of credit losses tends to increase, during periods of deteriorating economic conditions. Through our underwriting and risk management standards and practices, we seek to maintain a high-quality cardholder portfolio, thereby mitigating our exposure to credit losses. As of January 31, 2015, 79.0% of our credit card receivables were from cardholders with FICO scores of 660 or above (generally considered “prime” according to industry standards) compared with 78.1% as of February 1, 2014. See Note 3: Accounts Receivable in Item 8: Financial Statements and Supplementary Data for additional information.
Intercompany Merchant Fees
Intercompany merchant fees represent the estimated costs that would be incurred if our cardholders used third-party cards in our Nordstrom stores and online. In 2014, this estimate increased to $108 or 5.0% of average credit card receivables from $97 or 4.6% in 2013. This was primarily driven by the increased use of our credit and debit cards in store and online, as reflected by an increase in inside volume as a percent of total volume from 53.6% in 2013 to 55.8% in 2014.
TOTAL COMPANY RESULTS
Interest Expense, Net
Interest expense is summarized in the following table:

Fiscal year	2014	2013	2012
Interest on long-term debt and short-term borrowings	$156	$176	$167
Less:
Interest income	(1)	(1)	(2)
Capitalized interest	(17)	(14)	(5)
Interest expense, net	$138	$161	$160
Interest Expense, Net (2014 vs. 2013)
Interest expense, net decreased $23 in 2014 compared with 2013 due to a non-recurring charge of $14 in 2013 related to our debt refinancing, as well as lower average interest rates on our notes in 2014 driven by our fourth quarter 2013 debt transactions.
Interest Expense, Net (2013 vs. 2012)
Interest expense, net increased $1 in 2013 compared with 2012 due to $14 in non-recurring charges related to our debt refinancing, partially offset by an increase in capitalized interest resulting primarily from planned capital investments related to our Manhattan store and accelerated Nordstrom Rack growth.

Nordstrom, Inc. and subsidiaries 23

Income Tax Expense
Income tax expense is summarized in the following table:

Fiscal year	2014	2013	2012
Income tax expense	$465	$455	$450
Effective tax rate	39.2%	38.3%	38.0%
The following table illustrates the components of our effective tax rate:

Fiscal year	2014	2013	2012
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income taxes	3.8%	3.6%	3.6%
Non-deductible acquisition-related items	0.9%	—%	—%
Other, net	(0.5%)	(0.3%)	(0.6%)
Effective tax rate	39.2%	38.3%	38.0%
Income Tax Expense (2014 vs. 2013)
The increase in the effective tax rate for 2014 compared with 2013 was primarily due to tax adjustments associated with a reassessment of our deferred tax assets related to acquisitions.
Income Tax Expense (2013 vs. 2012)
The increase in the effective tax rate for 2013 compared with 2012 was primarily due to changes in our estimated state tax reserves.
Fourth Quarter Results
The following are our results for the fourth quarters of 2014 and 2013:

Quarter ended	January 31, 2015	February 1, 2014
Net sales	$3,938	$3,614
Credit card revenues	105	97
Gross profit[1]	1,444	1,345
Gross profit (% of net sales)[1]	36.7%	37.2%
Retail SG&A expenses	(1,032)	(918)
Retail SG&A (% of net sales)	(26.2%)	(25.4%)
Credit expenses	(54)	(38)
Net earnings	255	268
Earnings per diluted share	$1.32	$1.37
1 Gross profit is calculated as net sales less cost of sales and related buying and occupancy costs (for all segments).
Our fourth quarter sales trends were consistent with trends the company experienced throughout 2014. We continued to make progress executing our customer strategy through investments to drive growth across channels. Net earnings for the fourth quarter of 2014 were $255, or $1.32 per diluted share, compared with $268, or $1.37 per diluted share, in 2013. The Trunk Club acquisition reduced earnings before interest and taxes in the fourth quarter by $11.
Net Sales
Total net sales increased in the fourth quarter by 9.0%, driven by a comparable sales increase of 4.7% and 35 new stores in 2014.
Nordstrom net sales, which consist of the full-line stores in the U.S. and Nordstrom.com businesses, increased $141, or 5.0%, compared with the same period in 2013, while comparable sales increased 4.5%. Both the number of items sold and the average selling price of our merchandise increased on a comparable basis. Category highlights for the quarter were Cosmetics, Accessories and Men’s Apparel.
U.S. full-line net sales for the quarter increased $26, or 1.2%, compared with the same period in 2013, with an increase in comparable sales of 0.5%. The Southwest and Southeast were the top-performing geographic regions.
Nordstrom.com net sales increased $115, or 19%, on top of last year’s 30% increase for the same period. Nordstromrack.com and HauteLook net sales increased $24, or 28%, compared with the same period in 2013. Both were primarily driven by expanded merchandise selection and ongoing technology investments to enhance the customer experience.

Nordstrom Rack net sales for the quarter increased $130, or 17%, reflecting 27 new Nordstrom Rack store openings since the fourth quarter of 2013, while comparable sales increased 3.2%. On a comparable basis, the average selling price of Nordstrom Rack merchandise increased while the number of items sold was flat. Shoes and Accessories were the category highlights for Nordstrom Rack.
Gross Profit
Our total company gross profit rate decreased 53 basis points compared with the same period in the prior year, primarily due to increased markdowns at Nordstrom Rack.
Retail Selling, General, and Administrative Expenses
Our Retail SG&A rate increased 80 basis points primarily due to expenses related to the acquisition of Trunk Club and ongoing technology and fulfillment expenses.
Credit Expenses
In the fourth quarter, expenses for our Credit segment of $54 increased from $38 in the prior year. The increase was primarily driven by higher operational expenses resulting from a 6% increase in credit volume during the fourth quarter of 2014. The fourth quarter of 2013 also included the impact of the conversion of our Nordstrom Rewards travel benefit into Nordstrom Notes, which decreased operational expenses in the prior year.
For further information on our quarterly results in 2014 and 2013, refer to Note 17: Selected Quarterly Data in the Notes to Consolidated Financial Statements in Item 8: Financial Statements and Supplementary Data.
2015 Outlook
Our expectations for 2015 are as follows:

Net sales	7 percent to 9 percent increase
Comparable sales	2 percent to 4 percent increase
Earnings per diluted share[1]	$3.65 to $3.80
1 This outlook does not include the impact of any future share repurchases.
Capital expenditures, net of property incentives, of approximately $1.2 billion are expected in 2015, an increase from $751 in 2014. The increase relates to store expansion, including Canada and Manhattan, and ongoing investments to improve the customer experience through flagship store remodels and a third fulfillment center expected to open in the second half of the year. To date in 2015, we have opened our second full-line store in Canada. We plan to open 27 Nordstrom Rack stores, three additional Nordstrom full-line stores in the U.S. and another full-line store in Canada during 2015. Planned net store openings are expected to increase our retail square footage by approximately 6.1%.

Nordstrom, Inc. and subsidiaries 25

Return on Invested Capital (“ROIC”) (Non-GAAP financial measure)
We believe that ROIC is a useful financial measure for investors in evaluating the efficiency and effectiveness of our use of capital and believe ROIC is an important component of shareholders’ return over the long term. In addition, we incorporate ROIC in our executive incentive compensation measures. For the 12 fiscal months ended January 31, 2015, our ROIC decreased to 12.6% compared with 13.6% for the 12 fiscal months ended February 1, 2014. Our ROIC decreased compared with the prior year primarily due to the acquisition of Trunk Club in addition to ongoing store expansion and increased technology investments.
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

	12 Fiscal months ended
	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011
Net earnings	$720	$734	$735	$683	$613
Add: income tax expense	465	455	450	436	378
Add: interest expense	139	162	162	132	128
Earnings before interest and income tax expense	1,324	1,351	1,347	1,251	1,119

Add: rent expense	137	125	105	78	62
Less: estimated depreciation on capitalized operating leases[1]	(74)	(67)	(56)	(42)	(32)
Net operating profit	1,387	1,409	1,396	1,287	1,149

Less: estimated income tax expense[2]	(544)	(539)	(530)	(501)	(439)
Net operating profit after tax	$843	$870	$866	$786	$710

Average total assets[3]	$8,860	$8,398	$8,274	$7,890	$7,091
Less: average non-interest-bearing current liabilities[4]	(2,730)	(2,430)	(2,262)	(2,041)	(1,796)
Less: average deferred property incentives[3]	(502)	(489)	(494)	(504)	(487)
Add: average estimated asset base of capitalized operating leases[5]	1,058	929	724	555	425
Average invested capital	$6,686	$6,408	$6,242	$5,900	$5,233

Return on assets	8.1%	8.7%	8.9%	8.7%	8.6%
ROIC	12.6%	13.6%	13.9%	13.3%	13.6%
1 Capitalized operating leases is our best estimate of the asset base we would record for our leases that are classified as operating if they had met the criteria for a capital lease or we had purchased the property. Asset base is calculated as described in footnote 5 below.
2 Based upon our effective tax rate multiplied by the net operating profit for the 12 fiscal months ended January 31, 2015, February 1, 2014, February 2, 2013, January 28, 2012 and January 29, 2011.
3 Based upon the trailing 12-month average.
4 Based upon the trailing 12-month average for accounts payable, accrued salaries, wages and related benefits, and other current liabilities.
5 Based upon the trailing 12-month average of the monthly asset base. The asset base for each month is calculated as the trailing 12 months of rent expense multiplied by eight. The multiple of eight times rent expense is a commonly used method of estimating the asset base we would record for our capitalized operating leases described in footnote 1.

LIQUIDITY AND CAPITAL RESOURCES
We strive to maintain a level of liquidity sufficient to allow us to cover our seasonal cash needs and to maintain appropriate levels of short-term borrowings. We believe that our operating cash flows, available credit facilities and potential future borrowings are sufficient to finance our cash requirements for the next 12 months and beyond.
Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments. We believe that as of January 31, 2015, our existing cash and cash equivalents on-hand of $827, available credit facilities of $800 and potential future operating cash flows and borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives. Additionally, if an agreement is reached and a transaction is consummated in regards to our credit card receivables, it could result in additional cash flows to further support our capital requirements and strategic initiatives.
Operating Activities
Net cash provided by operating activities was $1,220 in 2014, $1,320 in 2013 and $1,110 in 2012. The majority of our operating cash inflows are derived from sales. We also receive cash payments for property incentives from developers. Our operating cash outflows generally consist of payments to our merchandise vendors (net of vendor allowances), payments to our employees for wages, salaries and other employee benefits and payments to our landlords for rent. Operating cash outflows also include payments for income taxes and interest payments on our short-term and long-term borrowings.
Cash provided by operating activities decreased in 2014 compared with 2013, which was primarily due to higher state tax payments made in 2014 compared with 2013, as well as changes in working capital in 2014.
Cash provided by operating activities increased in 2013 compared with 2012, resulting from less state tax payments made in 2013 due to additional payments made in 2012 as a result of the 53rd week, along with increased property incentives received from developers and changes in working capital.
Investing Activities
Net cash used in investing activities was $889 in 2014, $822 in 2013 and $369 in 2012. Our investing cash flows primarily consist of capital expenditures, changes in restricted cash accumulated for debt maturities and changes in credit card receivables associated with cardholder purchases outside of Nordstrom using our Nordstrom Visa credit cards.
Capital Expenditures
Our capital expenditures over the last three years totaled $2,177, with $861 in 2014, $803 in 2013 and $513 in 2012. Capital expenditures increased in 2014 compared with 2013 primarily due to ongoing store expansion and increased technology investments.
Capital expenditures increased in 2013 compared with 2012 as we continued to make progress executing our customer strategy through increased investments in technology, ecommerce, remodels and new stores, including Nordstrom Rack and our Manhattan full-line store.
The following table summarizes our store count and square footage activity:

	Store count			Square footage
Fiscal year	2014	2013	2012	2014	2013	2012
Total, beginning of year	260	240	225	26.0	25.3	24.7
Store openings:
Nordstrom full-line stores - U.S.	2	—	1	0.3	—	0.1
Nordstrom Rack and other stores[1]	29	22	15	1.2	0.7	0.6
Stores acquired	4	—	—	—	—
Stores closed	(3)	(2)	(1)	(0.4)	—	(0.1)
Total, end of year	292	260	240	27.1	26.0	25.3
1 Other stores include Jeffrey boutiques, Trunk Club showrooms, our Nordstrom Canada full-line store and Last Chance.
We had no store relocations in 2014, compared with one Nordstrom full-line store and two Nordstrom Rack relocations in 2013 and three Nordstrom Rack relocations in 2012. Our 2014 new store openings increased our square footage by 5.5%.
To date in 2015, we have opened our second full-line store in Canada. We plan to open 27 Nordstrom Rack stores, three additional Nordstrom full-line stores in the U.S. and another full-line store in Canada during 2015. Planned net store openings are expected to increase our retail square footage by approximately 6.1%.

Nordstrom, Inc. and subsidiaries 27

We received property incentives from our developers of $110 in 2014, $89 in 2013 and $58 in 2012. These incentives are included in our cash provided by operations in our Consolidated Statements of Cash Flows in Item 8: Financial Statements and Supplementary Data. However, operationally we view these as an offset to our capital expenditures. Our capital expenditure percentages, net of property incentives, by category are summarized as follows:

Fiscal year	2,014	2,013	2,012
Category and expenditure percentage:
New store openings, relocations and remodels	62%	62%	54%
Information technology	35%	27%	27%
Other	3%	11%	19%
Total	100%	100%	100%
Other capital expenditures consist of ongoing improvements to our stores in the ordinary course of business and expenditures related to various growth initiatives.
We expect to significantly increase our capital expenditures, net of property incentives, over the next five years to approximately $4,300, compared with $2,700 over the previous five years. We plan to spend approximately $1,200 in 2015 compared with $751 in 2014. Both of these increases are primarily due to our continued expansion into new markets such as Canada, Puerto Rico and Manhattan, investment in new Nordstrom Rack and full-line stores and remodels of existing stores. Over these next five years, we expect that 62% of our net capital expenditures will be for new store openings, relocations and remodels and 34% for ecommerce and information technology. We believe that we have the capacity for additional capital investments should opportunities arise.
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
Change in Credit Card Receivables Originated at Third Parties
The Nordstrom Visa credit cards allow our customers to make purchases at merchants outside of our stores and accumulate points for our Nordstrom Rewards program. In 2014, the change in credit card receivables from customers’ third-party purchases using their Nordstrom Visa credit cards was relatively flat compared with 2013.
In 2013, the change in credit card receivables from customers’ third-party purchases using their Nordstrom Visa credit cards decreased to $6, compared with $42 in 2012, as payment rates slightly increased in 2013.
Financing Activities
Net cash used in financing activities was $698 in 2014 compared with $589 in 2013 and $1,333 in 2012. Our financing activities include repurchases of common stock, our short-term and long-term borrowing activity, and payment of dividends.
Short-term and Long-term Borrowing Activity
In the fourth quarter of 2013, we issued $665 of 5.00% senior unsecured notes due January 2044 (“2044 Notes”). We used $400 of the proceeds to retire all 6.75% senior unsecured notes due June 2014. We exchanged $201 of the 7.00% senior unsecured notes due January 2038 (“2038 Notes”) for $265 of the 2044 Notes. The $64 in excess of the outstanding principal of the 2038 Notes relates to the lower interest rate and longer maturity of the new 2044 Notes, and we recorded it as part of the discount to be amortized over the term of the 2044 Notes. As of January 31, 2015, we had $598 of outstanding 2044 Notes, net of a $67 discount. The 2044 Notes exchanged for the 2038 Notes and the related discounts represented a non-cash activity of $201 that had no impact to our 2013 Consolidated Statements of Cash Flows. See Note 8: Debt and Credit Facilities in Item 8: Financial Statements and Supplementary Data for additional information.
During 2012, we retired our $500 securitized Series 2007-2 Class A & B Notes upon maturity in April 2012 using accumulated restricted cash described in Investing Activities above.

Share Repurchases
In February 2013, our Board of Directors authorized a program to repurchase up to $800 of our outstanding common stock, through March 1, 2015. In September 2014, our Board of Directors authorized a new program to repurchase up to $1,000 of our outstanding common stock, through March 1, 2016, in addition to the remaining amount available for repurchase under previously authorized programs. During 2014, we repurchased 8.9 shares of our common stock for an aggregate purchase price of $595 and had $1,075 remaining in share repurchase capacity as of January 31, 2015. The actual number and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable SEC rules.
Dividends
In 2014, we paid dividends of $251, or $1.32 per share, compared with $234, or $1.20 per share, in 2013 and $220, or $1.08 per share, in 2012. During the first quarter of 2014, we increased our quarterly dividend from $0.30 per share to $0.33 per share. In determining the amount of dividends to pay, we analyze our dividend payout ratio and dividend yield, while taking into consideration our current and projected operating performance and liquidity. Our dividend payout ratio target range is 30% to 35% and is calculated as our dividend payments divided by net earnings.
In February 2015, we declared a quarterly dividend of $0.37 per share, increased from a quarterly dividend of $0.33 per share in 2014.
Free Cash Flow (Non-GAAP financial measure)
Free Cash Flow is one of our key liquidity measures, and when used in conjunction with GAAP measures, provides investors with a meaningful analysis of our ability to generate cash from our business. For the year ended January 31, 2015, Free Cash Flow decreased to $96 compared with $324 for the year ended February 1, 2014, primarily due to a decrease in cash provided by operating activities and an increase in capital investments.
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

Fiscal year	2014	2013
Net cash provided by operating activities	$1,220	$1,320
Less: capital expenditures	(861)	(803)
Less: cash dividends paid	(251)	(234)
Less: change in credit card receivables originated at third parties	(8)	(6)
(Less) Add: change in cash book overdrafts	(4)	47
Free Cash Flow	$96	$324

Net cash used in investing activities	($889)	($822)
Net cash used in financing activities	($698)	($589)
Credit Capacity and Commitments
As of January 31, 2015, we had total short-term borrowing capacity available for general corporate purposes of $800, which is our five-year $800 senior unsecured revolving credit facility (“revolver”) that expires in March 2018. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes and backs our commercial paper program. We have the option to increase the revolving commitment by up to $200, to a total of $1,000, provided that we obtain written consent from the lenders.
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
During 2014 and 2013, we had no issuances under our commercial paper program and no borrowings under our revolver.
In November 2013, our wholly owned subsidiary in Puerto Rico entered into a $52 unsecured borrowing facility that expires in November 2018 to support our expansion into that market. As of January 31, 2015, we had $37 outstanding on this facility.

Nordstrom, Inc. and subsidiaries 29

We have a registration statement on file with the SEC using a “shelf” registration process. Under this shelf registration process, we may offer and sell, from time to time, any combination of the securities described in a prospectus to the registration statement, including registered debt, provided we maintain Well-known Seasoned Issuer (“WKSI”) status.
We maintain trade and standby letters of credit to facilitate international payments. As of January 31, 2015, we have $8 available under a trade letter of credit, with $1 outstanding, and $15 available under the standby letter of credit, with $7 outstanding at the end of the year.
Plans for our Manhattan full-line store, which we currently expect to open in late 2018 to 2019, ultimately include owning a condominium interest in a mixed-use tower and leasing certain nearby properties. As of January 31, 2015, we had approximately $125 of fee interest in land, which is expected to convert to the condominium interest once the store is constructed. We have committed to make future installment payments based on the developer meeting pre-established construction and development milestones. Our fee interest in the land is currently and will continue to be subject to lien by project development lenders until project completion or fulfillment of our existing installment payment commitment. In the unlikely event that this project is not completed, the opening may be delayed and we may potentially be subject to future losses or capital commitments in order to complete construction or to monetize our previous investments in the land.
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
As of January 31, 2015 and February 1, 2014, we were in compliance with this covenant. We will continue to monitor this covenant and believe that we will remain in compliance with this covenant during 2015.

Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our goal is to manage debt levels to maintain an investment-grade credit rating and operate with an efficient capital structure. In evaluating our debt levels, this measure provides a reflection of our credit worthiness that could impact our credit rating and borrowing costs. We also have a debt covenant that requires an adjusted debt to EBITDAR leverage ratio of less than four times. As of January 31, 2015 and February 1, 2014, our Adjusted Debt to EBITDAR was 2.1.
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

	2014[1]	2013[1]
Debt	$3,131	$3,113
Add: estimated capitalized operating lease liability[2]	1,095	999
Less: fair value hedge adjustment included in long-term debt	(36)	(48)
Adjusted Debt	$4,190	$4,064

Net earnings	720	734
Add: income tax expense	465	455
Add: interest expense, net	138	161
Earnings before interest and income taxes	1,323	1,350

Add: depreciation and amortization expenses	508	454
Add: rent expense	137	125
Add: non-cash acquisition-related charges	12	8
EBITDAR	$1,980	$1,937

Debt to Net Earnings	4.3	4.2
Adjusted Debt to EBITDAR	2.1	2.1

[1]	The components of Adjusted Debt are as of January 31, 2015 and February 1, 2014, while the components of EBITDAR are for the 12 months ended January 31, 2015 and February 1, 2014.

[2]
Based upon the estimated lease liability as of the end of the period, calculated as the trailing 12 months of rent expense multiplied by eight. The multiple of eight times rent expense is a commonly used method of estimating the debt we would record for our leases that are classified as operating if they had met the criteria for a capital lease or we had purchased the property.

Nordstrom, Inc. and subsidiaries 31

Contractual Obligations
The following table summarizes our contractual obligations and the expected effect on our liquidity and cash flows as of January 31, 2015. We expect to fund these commitments primarily with operating cash flows generated in the normal course of business and credit available to us under existing and potential future facilities.

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt	$5,044	$166	$1,300	$268	$3,310
Capital lease obligations	6	2	3	1	—
Operating leases	2,318	210	460	446	1,202
Purchase obligations	2,092	1,809	162	120	1
Other long-term liabilities	333	—	59	37	237
Total	$9,793	$2,187	$1,984	$872	$4,750
Included in the required debt repayments disclosed above are estimated total interest payments of $1,881 as of January 31, 2015, payable over the remaining life of the debt.
The capital and operating lease obligations in the table above do not include payments for operating expenses that are required by most of our lease agreements. Such expenses, which include common area charges, real estate taxes and other executory costs, totaled $88 in 2014, $81 in 2013 and $74 in 2012. In addition, some of our leases require additional rental payments based on a percentage of our sales, referred to as “percentage rent.” Percentage rent, which is also excluded from the obligations in the table above, was $14 in 2014, 2013 and 2012.
Purchase obligations primarily consist of purchase orders for unreceived goods or services and capital expenditure commitments, including our Manhattan store.
Other long-term liabilities consist of workers’ compensation and general liability insurance reserves and postretirement benefits. The payment amounts presented above were estimated based on historical payment trends. Other long-term liabilities not requiring cash payments, such as deferred property incentives and deferred revenue, were excluded from the table above. Also excluded from the table above are unrecognized tax benefits of $9, as we are unable to reasonably estimate the timing of future cash payments, if any, for these liabilities.
Off-Balance Sheet Arrangements
We enter into commitments to extend credit to customers through our Nordstrom credit cards. The unused credit card capacity available to our customers represents an off-balance sheet commitment. As of January 31, 2015, this unfunded commitment was $17,322.
Other than operating leases entered into in the normal course of business and the development of our Manhattan full-line store, we had no material off-balance sheet arrangements during 2014.
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
We believe the allowance for credit losses is adequate to cover anticipated losses in our credit card receivables under current conditions; however, significant deterioration in any of the factors mentioned above could materially change these expectations. During 2014, our net write-off results continued to improve. As a result, we reduced our allowance for credit losses by $5 during 2014, from $80 to $75, and by $5 in 2013, from $85 to $80. A 10% change in our allowance for credit losses would have affected net earnings by approximately $5 for the fiscal year ended January 31, 2015.

Revenue Recognition
We recognize revenue from sales at our retail stores at the point of sale, net of estimated sales returns and excluding sales taxes. Revenue from sales to customers shipped directly from our stores, website and catalog, which includes shipping revenue when applicable, is recognized upon estimated receipt by the customer. We estimate customer merchandise returns based on historical return patterns and reduce sales and cost of sales accordingly.
Although we believe we have sufficient current and historical knowledge to record reasonable estimates of sales returns, there is a possibility that actual returns could differ from recorded amounts. In the past three years, there were no significant changes in customer behavior and we have made no material changes to our estimates included in the calculations of our sales return reserve. A 10% change in the sales return reserve would have had a $10 impact on our net earnings for the year ended January 31, 2015.
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
We do not believe that the assumptions used in these estimates will change significantly based on prior experience. In the past three years, we have made no material changes to our estimates included in the calculations of the obsolescence reserve. A 10% change in the obsolescence reserve would have had no material impact on our net earnings for the year ended January 31, 2015.
Goodwill
We review our goodwill annually for impairment or when circumstances indicate its carrying value may not be recoverable. We perform this evaluation at the reporting unit level, comprised of the principal business units within our Retail segment, through the application of a two-step fair value test. The first step compares the carrying value of the reporting unit to its estimated fair value, which is based on the expected present value of future cash flows (income approach), comparable public companies and acquisitions (market approach) or a combination of both. If fair value is lower than the carrying value, then a second step is performed to quantify the amount of the impairment.
As part of our impairment testing, we utilize certain assumptions and apply judgment regarding a number of factors. Significant estimates in the market approach include identifying similar companies and acquisitions with comparable business factors such as size, growth, profitability, risk and return of investment and assessing comparable earnings or revenue multiples in estimating the fair value of the reporting unit. Assumptions in the income approach include future cash flows for the business, future growth rates and discount rates. Estimates of cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. For Nordstrom.com, Jeffrey and HauteLook, the fair values substantially exceeded carrying values and therefore we had no goodwill impairment in 2014, 2013 or 2012. The fair value of Trunk Club’s reporting unit will be tested in 2015. A 10% change in the fair value of any of our reporting units would not have had an impact on our net earnings for the fiscal year ended January 31, 2015.
Stock-Based Compensation Expense
We recognize stock-based compensation expense related to stock options and restricted stock at their estimated grant date fair value, recorded on a straight-line basis over the requisite service period. The total compensation expense is reduced by estimated forfeitures expected to occur over the vesting period of the award. We estimate the grant date fair value of stock options using the Binomial Lattice option valuation model. Stock-based compensation expense also includes amounts related to HauteLook and Trunk Club stock compensation based on the grant date fair value. Stock-based compensation expense related to the Trunk Club Value Creation Plan is based on the grant date fair value of the payout scenario we believe is probable using the Black-Scholes valuation model and is recognized on an accelerated basis due to performance criteria and graded vesting features of the plan. We also recognize stock-based compensation expense for performance share units and our Employee Stock Purchase Plan, which are based on their fair values as of the end of each reporting period.
Calculating the grant date fair value of stock-based awards is based on certain assumptions and requires judgment, including estimating stock price volatility, forfeiture rates, expected life and performance criteria. A 10% change in stock-based compensation expense would have a $4 impact on our net earnings for the year ended January 31, 2015.

Nordstrom, Inc. and subsidiaries 33

Income Taxes
We regularly evaluate the likelihood of realizing the benefit for income tax positions we have taken in various federal, state and foreign filings by considering all relevant facts, circumstances and information available. If we believe it is more likely than not that our position will be sustained, we recognize a benefit at the largest amount that we believe is cumulatively greater than 50% likely to be realized. Our unrecognized tax benefit was $15 as of January 31, 2015 and $14 as of February 1, 2014.
Unrecognized tax benefits require significant management judgment regarding applicable statutes and their related interpretation, the status of various income tax audits and our particular facts and circumstances. Also, as audits are completed or statutes of limitations lapse, it may be necessary to record adjustments to our taxes payable, deferred taxes, tax reserves or income tax expense. Such adjustments did not materially impact our effective income tax rate in 2014 or 2013.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1: Nature of Operations and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements of Item 8: Financial Statements and Supplementary Data for a discussion of recent accounting pronouncements. We are currently evaluating the impact of these standards or do not expect any of these pronouncements to have a material effect on our results of operations, liquidity or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Dollars in millions
INTEREST RATE RISK
We are exposed to interest rate risk primarily from changes in short-term interest rates. As of January 31, 2015, we had cash and cash equivalents of $827, which generate interest income at variable rates, and gross credit card receivables of $2,284, which generate finance charge income at a combination of fixed and variable rates. Interest rate fluctuations can affect our interest income, credit card revenues and interest expense. See Note 3: Accounts Receivable in Item 8: Financial Statements and Supplementary Data for additional information.
We use sensitivity analyses to measure and assess our interest rate risk exposure. For purposes of presenting the potential earnings effect of a reasonably possible hypothetical change in interest rates from our reporting date, we utilized two sensitivity scenarios: (i) linear growth of approximately 225 basis points over the year and (ii) linear decline of approximately 15 basis points over the year, due to the fact that current interest rates are near historically low levels. Other key parameters and assumptions in our sensitivity analyses include the average cash and cash equivalents balance, average credit card receivables balance and no new floating rate debt. The first hypothetical scenario would result in an approximate $15 increase in future earnings, while the second hypothetical scenario would not have a material effect on future earnings.
For our long-term fixed-rate debt of $3,131, our exposure to interest rate risk is limited to changes in the fair value of our debt. As our debt is primarily fixed-rate, changes in interest rates do not impact our cash flows. However, changes in interest rates increase or decrease the fair value of our debt, depending on whether market rates are lower or higher than our fixed-rates. As of January 31, 2015, the fair value of our fixed-rate debt was $3,693. See Note 8: Debt and Credit Facilities and Note 9: Fair Value Measurements in Item 8: Financial Statements and Supplementary Data for additional information.
FOREIGN CURRENCY EXCHANGE RISK
The majority of our revenues, expenses and capital expenditures are transacted in U.S. Dollars. Our U.S. operation periodically enters into merchandise purchase orders denominated in British Pounds or Euros. From time to time, we may use forward contracts to hedge against fluctuations in foreign currency prices. As of January 31, 2015, our outstanding forward contracts did not have a material impact on our consolidated financial statements.
As of January 31, 2015, we have opened one full-line store in Canada and have announced plans to open five additional full-line stores in Canada over the next few years. The functional currency of our Canadian operations is the Canadian Dollar. We translate assets and liabilities into U.S. Dollars using the exchange rate in effect at the balance sheet date, while we translate revenues and expenses using a weighted-average exchange rate for the period. We record these translation adjustments as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets in Item 8: Financial Statements and Supplementary Data. Our Canadian operations enter into merchandise purchase orders denominated in U.S. Dollars for approximately half of its inventory. As sales in Canada are denominated in the Canadian Dollar, gross profit for our Canadian operations can be impacted by foreign currency fluctuations.
In addition, our U.S. operations incurred certain expenditures denominated in Canadian Dollars and our Canadian operations incurred certain expenditures denominated in U.S. Dollars. This activity results in transaction gains and losses that arise from exchange rate fluctuations and are recorded as gains or losses in the Consolidated Statements of Earnings in Item 8: Financial Statements and Supplementary Data. As of January 31, 2015, activities associated with foreign currency exchange risk have not had a material impact on our consolidated financial statements.

Nordstrom, Inc. and subsidiaries 35

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Nordstrom, Inc.
Seattle, Washington
We have audited the accompanying consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the “Company”) as of January 31, 2015 and February 1, 2014, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nordstrom, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Seattle, Washington
March 16, 2015

Nordstrom, Inc.
Consolidated Statements of Earnings
In millions except per share amounts

Fiscal year	2014	2013	2012
Net sales	$13,110	$12,166	$11,762
Credit card revenues	396	374	372
Total revenues	13,506	12,540	12,134
Cost of sales and related buying and occupancy costs	(8,406)	(7,737)	(7,432)
Selling, general and administrative expenses	(3,777)	(3,453)	(3,357)
Earnings before interest and income taxes	1,323	1,350	1,345
Interest expense, net	(138)	(161)	(160)
Earnings before income taxes	1,185	1,189	1,185
Income tax expense	(465)	(455)	(450)
Net earnings	$720	$734	$735

Earnings per share:
Basic	$3.79	$3.77	$3.62
Diluted	$3.72	$3.71	$3.56
Weighted-average shares outstanding:
Basic	190.0	194.5	203.0
Diluted	193.6	197.7	206.7
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Consolidated Statements of Comprehensive Earnings
In millions

Fiscal year	2014	2013	2012
Net earnings	$720	$734	$735
Postretirement plan adjustments, net of tax of $7, ($6) and $1	(11)	10	(2)
Foreign currency translation adjustment	(14)	(2)	—
Comprehensive net earnings	$695	$742	$733
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc. and subsidiaries 37

Nordstrom, Inc.
Consolidated Balance Sheets
In millions

	January 31, 2015	February 1, 2014
Assets
Current assets:
Cash and cash equivalents	$827	$1,194
Accounts receivable, net	2,306	2,177
Merchandise inventories	1,733	1,531
Current deferred tax assets, net	256	239
Prepaid expenses and other	102	87
Total current assets	5,224	5,228

Land, property and equipment, net	3,340	2,949
Goodwill	435	175
Other assets	246	222
Total assets	$9,245	$8,574

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,328	$1,263
Accrued salaries, wages and related benefits	416	395
Other current liabilities	1,048	876
Current portion of long-term debt	8	7
Total current liabilities	2,800	2,541

Long-term debt, net	3,123	3,106
Deferred property incentives, net	510	498
Other liabilities	372	349

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 190.1 and 191.2 shares issued and outstanding	2,338	1,827
Retained earnings	166	292
Accumulated other comprehensive loss	(64)	(39)
Total shareholders’ equity	2,440	2,080
Total liabilities and shareholders’ equity	$9,245	$8,574
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Consolidated Statements of Shareholders’ Equity
In millions except per share amounts

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at January 28, 2012	207.6	$1,484	$517	($45)	$1,956
Net earnings	—	—	735	—	735
Other comprehensive loss	—	—	—	(2)	(2)
Dividends ($1.08 per share)	—	—	(220)	—	(220)
Issuance of common stock under stock compensation plans	3.3	114	—	—	114
Stock-based compensation	0.1	47	—	—	47
Repurchase of common stock	(14.0)	—	(717)	—	(717)
Balance at February 2, 2013	197.0	1,645	315	(47)	1,913
Net earnings	—	—	734	—	734
Other comprehensive earnings	—	—	—	8	8
Dividends ($1.20 per share)	—	—	(234)	—	(234)
Issuance of common stock under stock compensation plans	3.2	124	—	—	124
Stock-based compensation	0.1	58	—	—	58
Repurchase of common stock	(9.1)	—	(523)	—	(523)
Balance at February 1, 2014	191.2	1,827	292	(39)	2,080
Net earnings	—	—	720	—	720
Other comprehensive loss	—	—	—	(25)	(25)
Dividends ($1.32 per share)	—	—	(251)	—	(251)
Issuance of common stock for Trunk Club acquisition	3.7	280	—	—	280
Issuance of common stock under stock compensation plans	3.6	161	—	—	161
Stock-based compensation	0.5	70	—	—	70
Repurchase of common stock	(8.9)	—	(595)	—	(595)
Balance at January 31, 2015	190.1	$2,338	$166	($64)	$2,440
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc. and subsidiaries 39

Nordstrom, Inc.
Consolidated Statements of Cash Flows
In millions

Fiscal year	2014	2013	2012
Operating Activities
Net earnings	$720	$734	$735
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses	508	454	429
Amortization of deferred property incentives and other, net	(76)	(58)	(63)
Deferred income taxes, net	7	12	22
Stock-based compensation expense	68	58	53
Tax benefit from stock-based compensation	20	21	23
Excess tax benefit from stock-based compensation	(22)	(23)	(24)
Bad debt expense	41	52	42
Change in operating assets and liabilities:
Accounts receivable	(161)	(93)	(99)
Merchandise inventories	(176)	(157)	(170)
Prepaid expenses and other assets	(4)	(6)	5
Accounts payable	15	167	48
Accrued salaries, wages and related benefits	18	(12)	13
Other current liabilities	155	60	36
Deferred property incentives	110	89	58
Other liabilities	(3)	22	2
Net cash provided by operating activities	1,220	1,320	1,110

Investing Activities
Capital expenditures	(861)	(803)	(513)
Change in restricted cash	—	—	200
Change in credit card receivables originated at third parties	(8)	(6)	(42)
Other, net	(20)	(13)	(14)
Net cash used in investing activities	(889)	(822)	(369)

Financing Activities
Proceeds from long-term borrowings, net of discounts	34	399	—
Principal payments on long-term borrowings	(7)	(407)	(506)
(Decrease) increase in cash book overdrafts	(4)	47	5
Cash dividends paid	(251)	(234)	(220)
Payments for repurchase of common stock	(610)	(515)	(725)
Proceeds from issuances under stock compensation plans	141	103	91
Excess tax benefit from stock-based compensation	22	23	24
Other, net	(23)	(5)	(2)
Net cash used in financing activities	(698)	(589)	(1,333)

Net decrease in cash and cash equivalents	(367)	(91)	(592)
Cash and cash equivalents at beginning of year	1,194	1,285	1,877
Cash and cash equivalents at end of year	$827	$1,194	$1,285

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes, net of refunds	$391	$445	$429
Interest, net of capitalized interest	152	170	169

Non-cash investing and financing activities:
Issuance of common stock for Trunk Club acquisition	280	—	—
Debt exchange	—	201	—
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Founded in 1901 as a shoe store in Seattle, Washington, Nordstrom, Inc. is now a leading fashion specialty retailer that offers customers a well-edited selection of high-quality fashion brands focused on apparel, shoes, cosmetics and accessories for men, women and children. This breadth of merchandise allows us to serve a wide range of customers who appreciate quality fashion and a superior shopping experience. We offer an extensive selection of high-quality brand-name and private label merchandise through multiple retail channels, including 116 “Nordstrom” branded full-line stores in the U.S. and at Nordstrom.com (collectively, “Nordstrom”), one Canada full-line store, 167 off-price Nordstrom Rack stores, Nordstromrack.com and HauteLook, five Trunk Club showrooms and TrunkClub.com, two Jeffrey boutiques and one Last Chance clearance store. Our stores are located in 38 states throughout the U.S and in one province in Canada.
Through our Credit segment, we provide our customers with a variety of payment products and services, including a Nordstrom private label card, two Nordstrom Visa credit cards and a debit card for Nordstrom purchases. These products also allow our customers to participate in our loyalty program designed to increase customer visits and spending. Although the primary purposes of our Credit segment are to foster greater customer loyalty and drive more sales, we also generate revenues from finance charges and other fees on these cards. In addition, we save on interchange fees that the Retail segment would incur if our customers used third-party cards.
Fiscal Year
We operate on a 52/53-week fiscal year ending on the Saturday closest to January 31st. References to 2014 and all years within this document are based on a 52-week fiscal year, except 2012, which is based on a 53-week fiscal year.
Principles of Consolidation
The consolidated financial statements include the balances of Nordstrom, Inc. and its subsidiaries. All intercompany transactions and balances are eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities during the reporting period. Uncertainties regarding such estimates and assumptions are inherent in the preparation of financial statements and actual results may differ from these estimates and assumptions. Our most significant accounting judgments and estimates include the allowance for credit losses, revenue recognition, inventory, goodwill, stock-based compensation and income taxes.
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

Fiscal year	2014	2013	2012
Allowance at beginning of year	$128	$116	$103
Additions	2,129	1,880	1,724
Returns, net[1]	(2,097)	(1,868)	(1,711)
Allowance at end of year	$160	$128	$116
1 Returns, net consist of actual returns offset by the value of the merchandise returned and any related sales commission.
Credit Card Revenues
Credit card revenues include finance charges, late fees and other revenue generated by our combined Nordstrom private label card and Nordstrom Visa credit card programs, and interchange fees generated by the use of Nordstrom Visa credit cards at third-party merchants. Finance charges and late fees are assessed according to the terms of the related cardholder agreements and recognized as revenue when earned. Credit card revenues are recorded net of estimated uncollectible finance charges and fees.
Cost of Sales
Cost of sales includes the purchase cost of inventory sold (net of vendor allowances), in-bound freight and certain costs of loyalty program benefits related to our credit and debit cards.

Nordstrom, Inc. and subsidiaries 41

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

Loyalty Program
Customers who use our Nordstrom private label credit or debit card or our Nordstrom Visa credit cards can participate in the Nordstrom Rewards program through which customers accumulate points based on their level of spending. Upon reaching a certain points threshold, customers receive Nordstrom Notes, which can be redeemed for goods or services at Nordstrom full-line stores in the U.S. and Canada, Nordstrom Rack stores and at Nordstrom.com. Nordstrom Rewards customers receive reimbursements for alterations, get Personal Triple Points days and have early access to sales events. With increased spending, they can receive additional amounts of these benefits as well as access to exclusive fashion and shopping events.
We estimate the net cost of Nordstrom Notes that will be issued and redeemed and record this cost as rewards points are accumulated. These costs, as well as reimbursed alterations, are recorded in cost of sales given that we provide customers with products and services for these rewards. Other costs of the loyalty program, including shopping and fashion events, are recorded in selling, general and administrative expenses.
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
We receive incentives from landlords to construct stores in certain developments. These property incentives are recorded as a deferred credit and recognized as a reduction of rent expense on a straight-line basis over the lease term. At the end of 2014 and 2013, the deferred credit balance was $570 and $561.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of compensation and benefit costs, advertising, shipping and handling costs, bad debt expense related to our credit card operations and other miscellaneous expenses.
Advertising
Advertising production costs for Internet, magazines, store events and other media are expensed the first time the advertisement is run. Online marketing costs are expensed when incurred. Total advertising expenses, net of vendor allowances, of $195, $167 and $161 in 2014, 2013 and 2012 were included in selling, general and administrative expenses.
Vendor Allowances
We receive allowances from merchandise vendors for cosmetic selling expenses, purchase price adjustments, cooperative advertising and promotion programs and various other expenses. Allowances for cosmetic selling expenses are recorded in selling, general and administrative expenses as a reduction of the related costs when incurred. Purchase price adjustments are recorded as a reduction of cost of sales at the point they have been earned and the related merchandise has been marked down or sold. Allowances for cooperative advertising and promotion programs and other expenses are recorded in selling, general and administrative expenses as a reduction of the related costs when incurred. Any allowances in excess of actual costs incurred that are included in selling, general and administrative expenses are recorded as a reduction of cost of sales. Vendor allowances earned are as follows:

Fiscal year	2014	2013	2012
Cosmetic selling expenses	$140	$137	$137
Purchase price adjustments	164	143	125
Cooperative advertising and promotion	102	103	92
Other	7	6	3
Total vendor allowances	$413	$389	$357
Shipping and Handling Costs
Our shipping and handling costs include payments to third-party shippers and costs to hold, move and prepare merchandise for shipment. These costs do not include in-bound freight to our distribution centers, which we include in the cost of our inventory. Shipping and handling costs of $348, $267 and $240 in 2014, 2013 and 2012 were included in selling, general and administrative expenses.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

Stock-Based Compensation
We recognize stock-based compensation expense related to stock options and restricted stock at their estimated grant date fair value, recorded on a straight-line basis over the requisite service period. The total compensation expense is reduced by estimated forfeitures expected to occur over the vesting period of the award. We estimate the grant date fair value of stock options using the Binomial Lattice option valuation model. Stock-based compensation expense also includes amounts related to HauteLook and Trunk Club stock compensation based on the grant date fair value. Stock-based compensation expense related to the Trunk Club Value Creation Plan is based on the grant date fair value of the payout scenario we believe is probable using the Black-Scholes valuation model and is recognized on an accelerated basis due to performance criteria and graded vesting features of the plan. We also recognize stock-based compensation expense for performance share units and our Employee Stock Purchase Plan, which are based on their fair values as of the end of each reporting period.
New Store Opening Costs
Non-capital expenditures associated with opening new stores, including marketing expenses, relocation expenses and temporary occupancy costs, are charged to expense as incurred. These costs are included in both buying and occupancy costs and selling, general and administrative expenses according to their nature as disclosed above.
Gift Cards
We recognize revenue from the sale of gift cards when the gift card is redeemed by the customer, or we recognize breakage income when the likelihood of redemption, based on historical experience, is deemed to be remote. Based on an analysis of our program since its inception in 1999, we determined that balances remaining on cards issued beyond five years are unlikely to be redeemed and therefore may be recognized as income. Breakage income was $8, $9 and $10 in 2014, 2013 and 2012. To date, our breakage rate is approximately 3% of the amount initially issued as gift cards. Gift card breakage income is included in selling, general and administrative expenses in our Consolidated Statements of Earnings. We had outstanding gift card liabilities of $286 and $255 at the end of 2014 and 2013, which are included in other current liabilities.
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
Comprehensive Net Earnings
Comprehensive net earnings consist of net earnings and other gains and losses affecting equity that are excluded from net earnings. These consist of postretirement plan adjustments, net of related income tax effects and foreign currency translation adjustments.
Cash Equivalents
Cash equivalents are short-term investments with a maturity of three months or less from the date of purchase and are carried at amortized cost, which approximates fair value. Our cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable at the end of 2014 and 2013 included $129 and $133 of checks not yet presented for payment drawn in excess of our bank deposit balances.

Nordstrom, Inc. and subsidiaries 43

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

Accounts Receivable
Accounts receivable includes credit card receivables from our Nordstrom private label and Visa credit cards, as well as credit and debit card receivables due from third parties. We record credit card receivables on our Consolidated Balance Sheets at the outstanding balance, net of an allowance for credit losses. The allowance for credit losses reflects our best estimate of the losses inherent in our credit card receivables as of the balance sheet date, including uncollectible finance charges and fees. We estimate such credit losses based on several factors, including historical aging and delinquency trends, write-off experience, portfolio concentration and risk metrics and general economic conditions. For purposes of determining impairment and recording the associated allowance for credit losses, we evaluate our credit card receivables on a collective basis as they are composed of large groups of smaller-balance homogeneous loans and, therefore, are not individually evaluated for impairment. We record estimated uncollectible principal balances to bad debt expense while estimated uncollectible finance charges and fees result in a reduction of credit card revenue. Credit card receivables constitute unsecured consumer loans, for which the risk of cardholder default and associated credit losses tend to increase as general economic conditions deteriorate.
We consider a credit card account delinquent if the minimum payment is not received by the payment due date. Our aging method is based on the number of completed billing cycles during which the customer has failed to make a minimum payment. Delinquent accounts, including accrued finance charges and fees, are written off when they are determined to be uncollectible. During the third quarter of 2014, we modified our write-off policy from 150 days past due to 180 days past due to better align with industry practice. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make further collection unlikely.
Concurrent with our write-off policy change discussed above, we now recognize finance charges and fees on delinquent accounts until they become 150 days past due, after which we place accounts on non-accrual status. Payments received for accounts on non-accrual status are applied to accrued finance charges, fees and principal balances consistent with other accounts, with subsequent finance charge income recognized only when actually received. Non-accrual accounts may return to accrual status when we receive three consecutive minimum payments or the equivalent lump sum.
Our Nordstrom private label credit and debit cards can be used only at our Nordstrom full-line stores in the U.S., Nordstrom Rack stores and online at Nordstrom.com, Nordstromrack.com and HauteLook, while our Nordstrom Visa credit cards also may be used for purchases outside of Nordstrom. Cash flows from the use of both the private label and Nordstrom Visa credit cards for sales originating at our stores and our website are treated as an operating activity within the Consolidated Statements of Cash Flows, as they relate to sales at Nordstrom. Cash flows arising from the use of Nordstrom Visa credit cards outside of our stores are treated as an investing activity within the Consolidated Statements of Cash Flows, as they represent loans made to our customers for purchases at third parties.
Merchandise Inventories
Merchandise inventories are generally stated at the lower of cost or market value using the retail inventory method (weighted-average cost). Under the retail method, the valuation of inventories and the resulting gross margins are determined by applying a calculated cost-to-retail ratio to the retail value of ending inventory. The value of our inventory on the balance sheet is then reduced by a charge to cost of sales for retail inventory markdowns taken on the selling floor. To determine if the retail value of our inventory should be marked down, we consider current and anticipated demand, customer preferences, age of the merchandise and fashion trends. We reserve for obsolescence based on historical trends and specific identification.
Land, Property and Equipment
Land is recorded at historical cost, while property and equipment are recorded at cost less accumulated depreciation. Capitalized software includes the costs of developing or obtaining internal-use software, including external direct costs of materials and services and internal payroll costs related to the software project.
We capitalize interest on construction in progress and software projects during the period in which expenditures have been made, activities are in progress to prepare the asset for its intended use and actual interest costs are being incurred.
Depreciation is computed using the straight-line method over the asset’s estimated useful life, which is determined by asset category as follows:

Asset	Life (in years)
Buildings and improvements	5 – 40
Store fixtures and equipment	3 – 15
Leasehold improvements	5 – 40
Capitalized software	3 – 7

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

Leasehold improvements and leased property and equipment that are purchased at the inception of the lease, or during the lease term, are depreciated over the shorter of the lease term or the asset life. Lease terms include the fixed, non-cancelable term of a lease, plus any renewal periods determined to be reasonably assured.
Goodwill, Intangible Assets and Long-Lived Assets
Goodwill represents the excess of acquisition cost over the fair value of the related net assets acquired and is not subject to amortization. As of January 31, 2015, we had Trunk Club goodwill of $261, HauteLook goodwill of $121 and Nordstrom.com and Jeffrey goodwill of $53. We review our goodwill annually for impairment or when circumstances indicate its carrying value may not be recoverable. We perform this evaluation at the reporting unit level, comprised of the principal business units within our Retail segment, through the application of a two-step fair value test. The first step compares the carrying value of the reporting unit to its estimated fair value, which is based on the expected present value of future cash flows (income approach), comparable public companies and acquisitions (market approach) or a combination of both. If fair value is lower than the carrying value, then a second step is performed to quantify the amount of the impairment. The fair value of Trunk Club’s reporting unit will be tested in 2015.
When facts and circumstances indicate that the carrying values of long-lived assets, including buildings, equipment and amortizable intangible assets, may be impaired, we perform an evaluation of recoverability by comparing the carrying values of the net assets to their related projected undiscounted future cash flows, in addition to other quantitative and qualitative analyses. Upon indication that the carrying values of long-lived assets will not be recoverable, we recognize an impairment loss. We estimate the fair value of the assets using the expected present value of future cash flows of the assets. Land, property and equipment are grouped at the lowest level at which there are identifiable cash flows when assessing impairment. Cash flows for our retail store assets are identified at the individual store level, while our intangible assets associated with HauteLook and Trunk Club are identified at their respective reporting unit levels. We did not record any material impairment losses for long-lived tangible or amortizable intangible assets in 2014, 2013 or 2012. Amortization expense for acquired intangibles was $10, $10 and $19 in 2014, 2013 and 2012. As of January 31, 2015, we expect future amortization expense of acquired intangible assets of $16 in 2015, $15 in 2016, $11 in 2017, $7 in 2018 and $7 in 2019.
Self-Insurance
We retain a portion of the risk for certain losses related to employee health and welfare, workers’ compensation and general liability claims. Liabilities associated with these losses include undiscounted estimates of both losses reported and losses incurred but not yet reported. We estimate our ultimate cost using an actuarially-based analysis of claims experience, regulatory changes and other relevant factors.
Foreign Currency
As of January 31, 2015, we have opened one full-line store in Canada and have announced plans to open five additional full-line stores in Canada over the next few years. The functional currency of our Canadian operations is the Canadian Dollar. We translate assets and liabilities into U.S. Dollars using the exchange rate in effect at the balance sheet date, while we translate revenues and expenses using a weighted-average exchange rate for the period. We record these translation adjustments as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets. In addition, our U.S. operations incurred certain expenditures denominated in Canadian Dollars and our Canadian operations incurred certain expenditures denominated in U.S. Dollars. This activity results in transaction gains and losses that arise from exchange rate fluctuations and are recorded as gains or losses in the Consolidated Statements of Earnings. As of January 31, 2015, activities associated with the foreign currency exchange risk have not had a material impact on our consolidated financial statements.

Nordstrom, Inc. and subsidiaries 45

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU raises the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. Under the new guidance, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results. We do not expect the provisions of this ASU, which are effective for us beginning in the first quarter of 2015, to have a material impact on our consolidated financial statements.
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
In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation. This ASU provides guidance on how to account for share-based payments for performance targets that could be achieved after an employee completes the requisite service period. Under the new guidance, a performance target that affects vesting and could be achieved after the requisite service period is treated as a performance condition. As such, the performance target is not reflected in estimating the grant-date fair value of the award. This ASU is effective for us beginning with the first quarter of 2016. We do not expect the provisions of this ASU to have a material impact on our consolidated financial statements.
NOTE 2:  TRUNK CLUB ACQUISITION
On August 22, 2014, we acquired 100% of the outstanding equity of Trunk Club, a personalized clothing service for men. We believe the acquisition enables us to provide a high-touch personalized shopping experience combined with the convenience of an online platform. This represents a natural extension of our core business, aligns with our strategic priorities around a relevant customer experience and accelerates our entry into this fast-growing market.
The following bullets summarize the accounting activity related to Trunk Club and provide reference to relevant disclosures throughout our 10-K:

•	Consideration – The purchase price fair value of $357 reflects the value of our stock as of the acquisition date. Purchase price consideration is discussed in further detail below.

•
Issuance of Nordstrom Common Stock – 3.7 shares of Nordstrom common stock were issued in 2014 as part of the acquisition purchase price. Additional shares will be issued, either to be earned as future compensation or associated with indemnity holdback releases. Stock issued is discussed in further detail below and also reflected in our Consolidated Statements of Shareholders’ Equity.

•
Net Assets Acquired – Of the $357 purchase price fair value, $46 is compensation expense and subject to future performance and vesting. The remaining net purchase price consideration of $311 is allocated to the tangible and intangible assets acquired and liabilities assumed. The net asset allocation is discussed in further detail below.

•
Issuance of Nordstrom Stock Awards – Trunk Club employees received Nordstrom stock awards in exchange for previously held Trunk Club awards and stock. Stock awards are discussed in further detail within Note 13: Stock-Based Compensation.

•
Long-term Incentive Plan – A long-term incentive plan (the “Value Creation Plan”) was created to incentivize certain Trunk Club employees to increase the value of the Trunk Club business. The accounting for this plan is discussed in further detail within Note 13: Stock-Based Compensation.

Trunk Club’s financial results have been included in our consolidated financial statements from the date of acquisition forward and were not material to our consolidated results for the fiscal year ended January 31, 2015. We have not presented pro forma results of operations for any periods prior to the acquisition, as Trunk Club’s results of operations were not material to our consolidated results.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

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
Purchase Price Consideration
The $357 purchase price, which is based on the closing stock price of $69 per share on August 22, 2014, includes $46 attributable to Trunk Club employee stock awards that are subject to ongoing vesting requirements. The $46 will be recorded as compensation expense as the related service is performed over the respective employee vesting periods of up to four years after the acquisition date. Of the purchase price consideration, $9 is attributable to an adjustment holdback settled primarily in Nordstrom stock in the fourth quarter of fiscal 2014 and $35 represents an indemnity holdback that will be settled primarily in Nordstrom stock over the next three years upon satisfaction of the representations, warranties and covenants subject to the indemnities.
Of the $311 net purchase price, $280 was recorded to common stock for 3.6 Nordstrom common shares at acquisition, 0.1 fully vested Nordstrom stock options and 0.1 Nordstrom common shares for the release of an acquisition adjustment holdback. The remaining $31 of net purchase price was recorded as a liability for future issuances of shares and cash related to the indemnity holdback.
Net Assets Acquired
We allocated the net purchase price of $311 to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated net purchase price recorded as goodwill. We estimated the fair values of the acquired intangible assets based on discounted cash flow models using estimates and assumptions regarding future operations and cash flows. We will amortize the acquired intangible assets over their estimated lives on a straight-line basis, which approximates the pattern of expected economic benefit. The expected amortization periods for intangible assets acquired are seven years for trade names, two years for technology and 2.5 years for customer relationships. We expect to record total amortization expense of $59 associated with these intangible assets over the next seven years, including $5 recognized in 2014.
Goodwill of $261 is equal to the excess of the net purchase price over the identifiable assets acquired and liabilities assumed and represents the acquisition’s benefits that are not attributable to individually identified and separately recognized assets. These benefits include our expected ability to increase innovation and speed in the way we serve customers across channels, Trunk Club’s assembled workforce, including its key management, and the going-concern value of acquiring Trunk Club’s business as a whole. We assigned this goodwill, which is not deductible for tax purposes, to our Retail segment.

Nordstrom, Inc. and subsidiaries 47

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

NOTE 3:  ACCOUNTS RECEIVABLE
The components of accounts receivable are as follows:

	January 31, 2015	February 1, 2014
Credit card receivables:
Nordstrom Visa credit card receivables	$1,310	$1,316
Nordstrom private label credit card receivables	974	868
Total credit card receivables	2,284	2,184
Allowance for credit losses	(75)	(80)
Credit card receivables, net	2,209	2,104
Other accounts receivable[1]	97	73
Accounts receivable, net	$2,306	$2,177
1 Other accounts receivable consist primarily of debit card receivables and third-party credit receivables.
Our credit card receivables are restricted under our securitization program. Our Series 2011-1 Class A Notes are secured by 100% of the Nordstrom private label credit card receivables and 90% of the Nordstrom Visa credit card receivables. As of January 31, 2015 and February 1, 2014, our restricted credit card receivables included more receivables than necessary to collateralize our outstanding secured debt and variable funding facilities. As such, they can be utilized to increase the current usage of our securitization program. Our credit card securitization agreements set a maximum percentage of receivables that can be associated with various receivable categories, such as employee or foreign receivables, and as of January 31, 2015 and February 1, 2014, these maximums were not exceeded.
Activity in the allowance for credit losses is as follows:

Fiscal year	2014	2013	2012
Allowance at beginning of year	$80	$85	$115
Bad debt expense	41	52	42
Write-offs	(70)	(80)	(97)
Recoveries	24	23	25
Allowance at end of year	$75	$80	$85
Under certain circumstances, we may make modifications to payment terms for a customer experiencing financial difficulties in an effort to help the customer avoid a charge-off or bankruptcy and to maximize our recovery of the outstanding balance. These modifications, which meet the accounting definition of troubled debt restructurings (“TDRs”), include reduced or waived fees and finance charges, and/or reduced minimum payments. Receivables classified as TDRs are as follows:

	January 31, 2015	February 1, 2014
Credit card receivables classified as TDRs	$34	$43
Percent of total credit card receivables classified as TDRs	1.5%	2.0%

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

Credit Quality
The primary indicators of the credit quality of our credit card receivables are aging and delinquency, particularly the levels of account balances delinquent 30 days or more, as these are the accounts most likely to be written off. The following table illustrates the aging and delinquency status of our credit card receivables:

	January 31, 2015		February 1, 2014
	Balance	% of total	Balance	% of total
Current	$2,134	93.4%	$2,046	93.7%
1 – 29 days delinquent	103	4.5%	99	4.5%
30 days or more delinquent:
30 – 59 days delinquent	16	0.7%	16	0.7%
60 – 89 days delinquent	10	0.5%	9	0.4%
90 days or more delinquent	21	0.9%	14	0.7%
Total 30 days or more delinquent	47	2.1%	39	1.8%
Total credit card receivables	$2,284	100.0%	$2,184	100.0%

Receivables not accruing finance charges	$13		$13
Receivables 90 days or more delinquent and still accruing finance charges	$13		$8
We also evaluate credit quality using FICO credit scores. The following table illustrates the distribution of our credit card receivables across FICO score ranges:

	January 31, 2015		February 1, 2014
FICO Score Range[1]	Balance	% of total	Balance	% of total
801+	$369	16.2%	$313	14.3%
660 – 800	1,435	62.8%	1,393	63.8%
001 – 659	392	17.1%	379	17.4%
Other[2]	88	3.9%	99	4.5%
Total credit card receivables	$2,284	100.0%	$2,184	100.0%
1 Credit scores for our credit cardholders are updated at least every 60 days for active accounts and every 90 days for inactive accounts. Amounts listed in the table reflect the most recently obtained credit scores as of the dates indicated.
2 Other consists of amounts not yet posted to customers’ accounts and receivables from customers for whom FICO scores are temporarily unavailable.
NOTE 4:  LAND, PROPERTY AND EQUIPMENT
Land, property and equipment consist of the following:

	January 31, 2015	February 1, 2014
Land and land improvements	$99	$80
Buildings and building improvements	1,040	991
Leasehold improvements	2,510	2,330
Store fixtures and equipment	3,055	2,894
Capitalized software	739	628
Construction in progress	595	421
Land, property and equipment	8,038	7,344
Less: accumulated depreciation and amortization	(4,698)	(4,395)
Land, property and equipment, net	$3,340	$2,949
The total cost of property and equipment held under capital lease obligations was $28 at the end of both 2014 and 2013, with related accumulated amortization of $26 in 2014 and $25 in 2013. Depreciation expense was $498 in 2014, $444 in 2013 and $410 in 2012.

Nordstrom, Inc. and subsidiaries 49

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

NOTE 5:  SELF-INSURANCE
Our self-insurance reserves are summarized as follows:

	January 31, 2015	February 1, 2014
Workers’ compensation	$70	$66
Employee health and welfare	23	23
General liability	16	16
Total self-insurance reserve	$109	$105
Our workers’ compensation policies have a retention per claim of $1 or less and no policy limits.
We are self-insured for the majority of our employee health and welfare coverage and we do not use stop-loss coverage. Participants contribute to the cost of their coverage through both premiums and out-of-pocket expenses and are subject to certain plan limits and deductibles.
Our general liability policies, encompassing employment practices liability and commercial general liability, have a retention per claim of $3 or less and a policy limit up to $30 and $150, respectively.
NOTE 6:  401(k) PLAN
We provide a 401(k) plan for our employees that allows for employee elective contributions and discretionary company contributions. Employee elective contributions are funded through voluntary payroll deductions. Our discretionary company contribution is funded in an amount determined by our Board of Directors each year. Our expense related to company contributions totaled $77, $77 and $83 in 2014, 2013 and 2012.
NOTE 7:  POSTRETIREMENT BENEFITS
We have an unfunded defined benefit Supplemental Executive Retirement Plan (“SERP”), which provides retirement benefits to certain officers and select employees. The SERP has different benefit levels depending on the participant’s role in the company. At the end of 2014, we had 59 participants in the plan, including 27 officers and select employees eligible for SERP benefits, 31 retirees and 1 beneficiary. This plan is non-qualified and does not have a minimum funding requirement.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

Benefit Obligations and Funded Status
Our benefit obligation and funded status is as follows:

	January 31, 2015	February 1, 2014
Change in benefit obligation:
Benefit obligation at beginning of year	$168	$167
Participant service cost	3	4
Interest cost	8	7
Benefits paid	(6)	(5)
Actuarial loss (gain)	36	(5)
Plan amendment	(6)	—
Benefit obligation at end of year	203	168
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	6	5
Benefits paid	(6)	(5)
Fair value of plan assets at end of year	—	—
Underfunded status at end of year	($203)	($168)
The accumulated benefit obligation, which is the present value of benefits, assuming no future compensation changes, was $197 and $162 at the end of 2014 and 2013. 2014 includes an actuarial loss of $36 driven by decreased interest rates and updated mortality rates, and will be amortized over the average remaining future service years.
Amounts recognized as liabilities in the Consolidated Balance Sheets consist of the following:

	January 31, 2015	February 1, 2014
Current liabilities	$8	$7
Noncurrent liabilities	195	161
Net amount recognized	$203	$168
Components of SERP Expense
The components of SERP expense recognized in the Consolidated Statements of Earnings are as follows:

Fiscal year	2014	2013	2012
Participant service cost	$3	$4	$4
Interest cost	7	7	7
Amortization of net loss	6	8	7
Total SERP expense	$16	$19	$18
Amounts not yet reflected in SERP expense and included in accumulated other comprehensive loss (pre-tax) consist of the following:

	January 31, 2015	February 1, 2014
Accumulated loss	($78)	($47)
Prior service credit (cost)	6	(1)
Total accumulated other comprehensive loss	($72)	($48)
In 2015, we expect $10 of costs currently in accumulated other comprehensive loss to be recognized as components of SERP expense.

Nordstrom, Inc. and subsidiaries 51

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

Assumptions
Weighted-average assumptions used to determine our benefit obligation and SERP expense are as follows:

Fiscal year	2014	2013	2012
Assumptions used to determine benefit obligation:
Discount rate	3.70%	4.60%	4.30%
Rate of compensation increase	3.00%	3.00%	3.00%
Assumptions used to determine SERP expense:
Discount rate	4.60%	4.30%	4.50%
Rate of compensation increase	3.00%	3.00%	3.00%
Future Benefit Payments and Contributions
As of January 31, 2015, the expected future benefit payments based upon the assumptions described above and including benefits attributable to estimated future employee service are as follows:

Fiscal year
2015	$8
2016	9
2017	9
2018	9
2019	10
2020 – 2024	59
NOTE 8:  DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt is as follows:

	January 31, 2015	February 1, 2014
Secured
Series 2011-1 Class A Notes, 2.28%, due October 2016	$325	$325
Mortgage payable, 7.68%, due April 2020	36	42
Other	7	9
Total secured debt	368	376
Unsecured
Net of unamortized discount:
Senior notes, 6.25%, due January 2018	649	648
Senior notes, 4.75%, due May 2020	499	499
Senior notes, 4.00%, due October 2021	499	499
Senior debentures, 6.95%, due March 2028	300	300
Senior notes, 7.00%, due January 2038	146	146
Senior notes, 5.00%, due January 2044	598	595
Other	72	50
Total unsecured debt	2,763	2,737

Total long-term debt	3,131	3,113
Less: current portion	(8)	(7)
Total due beyond one year	$3,123	$3,106
All of our Nordstrom private label card receivables and a 90% interest in our Nordstrom Visa credit card receivables serve as collateral for our Series 2011-1 Class A Notes.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

In the fourth quarter of 2013, we issued $665 of 5.00% senior unsecured notes due January 2044 (“2044 Notes”). We used $400 of the proceeds to retire all 6.75% senior unsecured notes due June 2014. We exchanged $201 of the 7.00% senior unsecured notes due January 2038 (“2038 Notes”) for $265 of the 2044 Notes. The $64 in excess of the outstanding principal of the 2038 Notes relates to the lower interest rate and longer maturity of the new 2044 Notes, and we recorded it as part of the discount to be amortized over the term of the 2044 Notes. As of January 31, 2015, we had $598 of outstanding 2044 Notes, net of a $67 discount. The 2044 Notes exchanged for the 2038 Notes and the related discounts represented a non-cash activity of $201 that had no impact to our 2013 Consolidated Statements of Cash Flows.
Our mortgage payable is secured by an office building that had a net book value of $64 at the end of 2014. Other secured debt as of January 31, 2015 consisted primarily of capital lease obligations.
Required principal payments on long-term debt, excluding capital lease obligations, are as follows:

Fiscal year
2015	$6
2016	333
2017	659
2018	41
2019	8
Thereafter	2,116
Interest Expense
The components of interest expense, net are as follows:

Fiscal year	2014	2013	2012
Interest on long-term debt and short-term borrowings	$156	$176	$167
Less:
Interest income	(1)	(1)	(2)
Capitalized interest	(17)	(14)	(5)
Interest expense, net	$138	$161	$160
Credit Facilities
As of January 31, 2015, we had total short-term borrowing capacity available for general corporate purposes of $800, which is our five-year $800 senior unsecured revolving credit facility (“revolver”) that expires in March 2018. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes and backs our commercial paper program. We have the option to increase the revolving commitment by up to $200, to a total of $1,000, provided that we obtain written consent from the lenders.
The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) leverage ratio of less than four times. As of January 31, 2015 and February 1, 2014, we were in compliance with this covenant.
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
During 2014, 2013 and 2012, we had no issuances under our commercial paper program and no borrowings under our revolver.
In November 2013, our wholly owned subsidiary in Puerto Rico entered into a $52 unsecured borrowing facility to support our expansion into that market. The facility expires in November 2018 and borrowings on this facility incur interest based upon the LIBOR plus 1.275% per annum and also incurs a fee based on our unused commitment. As of January 31, 2015, we had $37 outstanding on this facility.

Nordstrom, Inc. and subsidiaries 53

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

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
We did not have any financial assets or liabilities that were measured at fair value on a recurring basis as of January 31, 2015 or February 1, 2014.
Financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable and accounts payable and approximate fair value due to their short-term nature. We estimate the fair value of long-term debt using quoted market prices of the same or similar issues and, as such, this is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	January 31, 2015	February 1, 2014
Carrying value of long-term debt[1]	$3,131	$3,113
Fair value of long-term debt	3,693	3,511
1 The carrying value of long-term debt includes the remaining unamortized adjustment from our previous effective fair value hedge.
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. See Note 1: Nature of Operations and Summary of Significant Accounting Policies for additional information related to goodwill, intangible assets and long-lived assets. We recorded no material impairment charges for these assets in 2014, 2013 and 2012. We estimate the fair value of goodwill and long-lived tangible and intangible assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements.
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
Future minimum lease payments as of January 31, 2015 are as follows:

Fiscal year	Capital leases	Operating leases
2015	$2	$210
2016	2	231
2017	1	229
2018	1	227
2019	—	219
Thereafter	—	1,202
Total minimum lease payments	$6	$2,318
Less: amount representing interest	(1)
Present value of net minimum lease payments	$5

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

Rent expense for 2014, 2013 and 2012 was as follows:

Fiscal year	2,014	2,013	2,012
Minimum rent:
Store locations	$170	$145	$124
Offices, warehouses and equipment	36	35	32
Percentage rent	14	14	14
Property incentives	(83)	(69)	(65)
Total rent expense	$137	$125	$105
The rent expense above does not include common area charges, real estate taxes and other executory costs, which were $88 in 2014, $81 in 2013 and $74 in 2012.
NOTE 11: COMMITMENTS AND CONTINGENT LIABILITIES
Our estimated total purchase obligations, capital expenditure contractual commitments and inventory purchase orders were $2,092 as of January 31, 2015. In connection with the purchase of foreign merchandise, we have outstanding trade letters of credit totaling $1 as of January 31, 2015.
Plans for our Manhattan full-line store, which we currently expect to open in late 2018 to 2019, ultimately include owning a condominium interest in a mixed-use tower and leasing certain nearby properties. As of January 31, 2015, we had approximately $125 of fee interest in land, which is expected to convert to the condominium interest once the store is constructed. We have committed to make future installment payments based on the developer meeting pre-established construction and development milestones. Our fee interest in the land is currently and will continue to be subject to lien by project development lenders until project completion or fulfillment of our existing installment payment commitment. In the unlikely event that this project is not completed, the opening may be delayed and we may potentially be subject to future losses or capital commitments in order to complete construction or to monetize our previous investments in the land.
NOTE 12:  SHAREHOLDERS’ EQUITY
In February 2013, our Board of Directors authorized a program to repurchase up to $800 of our outstanding common stock, through March 1, 2015. In September 2014, our Board of Directors authorized a new program to repurchase up to $1,000 of our outstanding common stock through March 1, 2016, in addition to the remaining amount available for repurchase under the previously authorized program. The following is a summary of the activity related to our share repurchase programs in 2012, 2013 and 2014:

	Shares	Average price per share	Amount
Capacity at January 28, 2012			$310
February 2012 authorization (ended February 1, 2014)			800
Shares repurchased	14.0	$51	(717)
Capacity at February 2, 2013			393
February 2013 authorization (ends March 1, 2015)			800
Shares repurchased	9.1	$57	(523)
Capacity at February 1, 2014			670
September 2014 authorization (ends March 1, 2016)			1,000
Shares repurchased	8.9	$66	(595)
Capacity at January 31, 2015			$1,075
The actual number and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable SEC rules.
We paid dividends of $1.32 per share in 2014, $1.20 per share in 2013 and $1.08 per share in 2012. In February 2015, we declared a quarterly dividend of $0.37 per share, increased from a quarterly dividend of $0.33 per share in 2014.

Nordstrom, Inc. and subsidiaries 55

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

NOTE 13:  STOCK-BASED COMPENSATION
We currently have three stock-based compensation plans: the 2010 Equity Incentive Plan (“2010 Plan”), the Employee Stock Purchase Plan (“ESPP”) and the 2002 Nonemployee Director Stock Incentive Plan. Additionally, as part of our acquisitions of HauteLook in 2011 and Trunk Club in 2014, we replaced and/or granted awards from shares available that were not allocated to a specific plan, as well as created an additional long-term incentive plan for certain Trunk Club employees.
In 2010, our shareholders approved the adoption of the 2010 Plan, which replaced the 2004 Equity Incentive Plan (“2004 Plan”). The 2010 Plan authorizes the grant of stock options, performance share units, restricted stock units, stock appreciation rights and both restricted and unrestricted shares of common stock to employees. The aggregate number of shares to be issued under the 2010 Plan may not exceed 27.6 plus any shares currently outstanding under the 2004 Plan which are forfeited or which expire during the term of the 2010 Plan. No future grants will be made under the 2004 Plan. As of January 31, 2015, we have 70.4 shares authorized, 40.4 shares issued and outstanding and 16.7 shares remaining available for future grants under the 2010 Plan.
Under the ESPP, employees may make payroll deductions of up to 10% of their base and bonus compensation. At the end of each six-month offering period, participants may apply their accumulated payroll deductions toward the purchase of shares of our common stock at 90% of the fair market value on the last day of the offer period. As of January 31, 2015, we had 12.6 shares authorized and 3.3 shares available for issuance under the ESPP. We issued 0.3 shares under the ESPP during 2014. At the end of both 2014 and 2013, we had current liabilities of $6 for future purchases of shares under the ESPP.
The 2002 Nonemployee Director Stock Incentive Plan authorizes the grant of stock awards to our nonemployee directors. These awards may be deferred or issued in the form of restricted or unrestricted stock, non-qualified stock options or stock appreciation rights. As of January 31, 2015, we had 0.9 shares authorized and 0.5 shares available for issuance under this plan. In 2014, we deferred shares with a total expense of less than $1.
The following table summarizes our stock-based compensation expense:

Fiscal year	2014	2013	2012
Stock options	$37	$44	$36
Acquisition-related stock compensation	11	8	9
Restricted stock units	10	—	—
Performance share units	6	—	3
Other	4	6	5
Total stock-based compensation expense, before income tax benefit	68	58	53
Income tax benefit	(23)	(19)	(17)
Total stock-based compensation expense, net of income tax benefit	$45	$39	$36
The stock-based compensation expense before income tax benefit was recorded in our Consolidated Statements of Earnings as follows:

Fiscal year	2014	2013	2012
Cost of sales and related buying and occupancy costs	$17	$15	$14
Selling, general and administrative expenses	51	43	39
Total stock-based compensation expense, before income tax benefit	$68	$58	$53
The benefit of tax deductions in excess of the compensation cost recognized for stock-based awards is classified as financing cash inflows and are reflected as “Excess tax benefit from stock-based compensation” in the Consolidated Statements of Cash Flows.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

Stock Options
We used the following assumptions to estimate the fair value for stock options at grant date:

Fiscal year	2014	2013	2012
Risk-free interest rate: Represents the yield on U.S. Treasury zero-coupon securities that mature over the 10-year life of the stock options.	0.2% – 2.6%	0.2% – 1.8%	0.3% – 2.0%
Weighted-average volatility: Based on a combination of the historical volatility of our common stock and the implied volatility of exchange-traded options for our common stock.	30.1%	31.8%	36.5%
Weighted-average expected dividend yield: Our forecasted dividend yield for the next 10 years.	2.2%	2.0%	2.1%
Expected life in years: Represents the estimated period of time until option exercise. The expected term of options granted was derived from the output of the Binomial Lattice option valuation model and was based on our historical exercise behavior, taking into consideration the contractual term of the option and our employees’ expected exercise and post-vesting employment termination behavior.	6.8	6.7	6.1
The weighted-average fair value per option at the grant date was $16, $14 and $15 in 2014, 2013 and 2012. In 2014, 2013 and 2012, stock option awards to employees were approved by the Compensation Committee of our Board of Directors and their exercise price was set at $61, $54 and $53, the closing price of our common stock on March 3, 2014, March 4, 2013 and February 22, 2012 (the dates of grant). The awards are determined based upon a percentage of the recipients’ base salaries’ and the fair value of the stock options. Options vest over four years, and expire 10 years after the date of grant. In 2014, we awarded stock options to 1,799 employees, compared with 1,625 and 1,477 employees in 2013 and 2012.
A summary of stock option activity (excluding Trunk Club) for 2014 is presented below:

Fiscal year	2014
	Shares	Weighted- average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, beginning of year	13.8	$43
Granted	1.9	61
Exercised	(3.1)	40
Forfeited or cancelled	(0.3)	55
Outstanding, end of year	12.3	$47	6	$362
Options exercisable at end of year	6.2	$39	5	$232
Options vested or expected to vest at end of year	11.9	$46	6	$353
The aggregate intrinsic value of options exercised during 2014, 2013 and 2012 was $89, $89 and $90. The total fair value of stock options vested during 2014, 2013 and 2012 was $39, $34 and $32. As of January 31, 2015, the total unrecognized stock-based compensation expense related to nonvested stock options was $49, which is expected to be recognized over a weighted-average period of 27 months.
Restricted Stock Units
Beginning in the quarter ended May 3, 2014, we grant our employees a combination of restricted stock units and stock options. In 2014, restricted stock units granted to employees were approved by the Compensation Committee of our Board of Directors, and are determined based upon a percentage of the recipients’ base salaries’ and the fair value of the restricted stock units. Restricted stock units typically vest over four years.

Nordstrom, Inc. and subsidiaries 57

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

A summary of restricted stock unit activity (excluding Trunk Club) for 2014 is presented below:

Fiscal year	2,014
	Shares	Weighted-average grant date fair value per unit
Outstanding, beginning of year	0.0	$56
Granted	0.5	63
Vested	0.0	56
Forfeited	0.0	61
Outstanding, end of year	0.5	$63
The total fair value of restricted stock units vested during 2014 was $1. As of January 31, 2015, the total unrecognized stock-based compensation expense related to nonvested restricted stock units was $25, which is expected to be recognized over a weighted-average period of 38 months.
Trunk Club
As discussed in Note 2: Trunk Club Acquisition, some of the Nordstrom stock issued as consideration for our acquisition includes ongoing vesting requirements for Trunk Club’s employees. These amounts are recorded as compensation expense as the related service is performed over the respective employee vesting periods of up to four years after the acquisition date.
The weighted-average grant date fair value of stock options granted was $59 per share. As of January 31, 2015, the total unrecognized stock-based compensation expense related to Trunk Club options was $13, which is expected to be recognized over a weighted-average period of 32 months. The total intrinsic value of Trunk Club options exercised during 2014 was $8, while the total fair value of Trunk Club stock options vested during 2014 was $2. A summary of the stock option activity related to Trunk Club is as follows:

Fiscal year	2014
	Shares	Weighted- average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, beginning of year	—	$—
Granted	0.5	4
Exercised	(0.1)	3
Forfeited or cancelled	0.0	6
Outstanding, end of year	0.4	$4	8	$24
Options exercisable at end of year	0.1	$4	8	$4
Options vested or expected to vest at end of year	0.3	$4	8	$24
The total unrecognized stock-based compensation expense related to Trunk Club restricted stock was $21, which is expected to be recognized over a weighted-average period of 30 months. A summary of the restricted stock award activity related to Trunk Club is as follows:

Fiscal year	2014
	Shares	Weighted-average grant date fair value per unit
Outstanding, beginning of year	—	$—
Granted	0.5	69
Vested	(0.1)	69
Forfeited	—	—
Outstanding, end of year	0.4	$69

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

As part of the acquisition, we created a Value Creation Plan (“VCP”) to incentivize Trunk Club employees to increase the value of the Trunk Club business. The VCP has three payout scenarios that are determined based on the Trunk Club business meeting minimum or exceeding maximum fiscal 2018 sales and earnings metrics. If the minimum is not met, the payout is $0 (“Outcome A”); if the maximum is met, the payout is $100 (“Outcome B”). If the sales and earnings metrics surpass the minimum but do not reach the maximum, the payout is based on the incremental value growth of the Trunk Club business since acquisition, and will be between $0 and $100 (“Outcome C”).
We estimate the grant date fair value for each outcome and recognize expense based upon Outcome C, deemed most probable. If at any time it becomes probable that another outcome will be achieved, compensation expense will be cumulatively adjusted based on the grant date fair value associated with that outcome.
The final payout amount will be determined at the end of fiscal 2018 and settled in fiscal 2019 at our discretion in either cash or stock. We intend to settle the VCP in stock.
As of the fiscal year ended January 31, 2015, based on the payout scenario we believe is probable, we estimated the grant date fair value of $10 per unit using the Black-Scholes valuation model. Stock-based compensation expense will be recognized on an accelerated basis due to the performance criteria and graded vesting features of the VCP. In 2014, we recognized $3 in stock-based compensation expense associated with the VCP.
As of January 31, 2015, we have granted 0.8 of the 1.0 units available for grant. Total unrecognized stock-based compensation expense related to nonvested VCP units was $6, which we expect to recognize over the next 43 months.
Performance Share Units
We generally grant performance share units to executive officers as one of the ways to align compensation with shareholder interests. Performance share units are earned after a three-year performance cycle only when our total shareholder return (reflecting daily stock price appreciation and compounded reinvestment of dividends) outperforms companies in a defined group of competitors determined by the Compensation Committee of our Board of Directors. Performance share units granted in 2012 and 2013 also require the total shareholder return to be positive for any payout. The percentage of units that are earned depends on our relative position at the end of the performance cycle and can range from 0% to 175% of the number of units granted.
Because performance share units are payable in either cash or stock as elected by the employee, they are classified as a liability award. The liability is remeasured, with a corresponding adjustment to earnings, at each fiscal quarter-end during the performance cycle. The performance share unit liability is remeasured using the estimated percentage of units earned multiplied by the closing market price of our common stock on the current period-end date and is pro-rated based on the amount of time that has passed in the vesting period. The price used to determine the amount of cash received for the performance share units upon vesting is the closing market price of our common stock on the last day of the performance cycle.
The following is a summary of performance share unit activity:

Fiscal year	2014[1]
Outstanding units, beginning of year	0.2
Granted	0.1
Vested	—
Forfeited or cancelled	(0.1)
Outstanding units, end of year[2]	0.2
1 Assumes performance share units at 100% of the number of units granted.
2 On February 13, 2015, the Compensation Committee of our Board of Directors approved the vesting of 48,229 performance share units that were granted in 2012 and outstanding as of January 31, 2015. Those units were earned and vested at 75% based on the defined performance criteria above. For purposes of this footnote only, performance share units are stated in exact units instead of millions.
No performance share units were earned and vested in 2014. As of January 31, 2015, our current and non-current other liabilities included a total of $8 for performance share units. As of January 31, 2015, the remaining unrecognized stock-based compensation expense for unvested performance share units was $6, which is expected to be recognized over a weighted-average period of 21 months.

Nordstrom, Inc. and subsidiaries 59

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

NOTE 14:  INCOME TAXES
Income tax expense consists of the following:

Fiscal year	2014	2013	2012
Current income taxes:
Federal	$397	$379	$362
State and local	61	64	66
Total current income tax expense	458	443	428
Deferred income taxes:
Federal	9	9	21
State and local	2	3	1
Foreign	(4)	—	—
Total deferred income tax expense	7	12	22
Total income tax expense	$465	$455	$450
A reconciliation of the statutory federal income tax rate to the effective tax rate on earnings before income taxes is as follows:

Fiscal year	2014	2013	2012
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income taxes	3.8%	3.6%	3.6%
Non-deductible acquisition-related items	0.9%	—%	—%
Other, net	(0.5%)	(0.3%)	(0.6%)
Effective tax rate	39.2%	38.3%	38.0%
In 2014, we acquired Trunk Club in a tax-free merger transaction. Tax adjustments related to a reassessment of our deferred tax assets related to acquisitions resulted in an increase in our effective tax rate in 2014.
The major components of deferred tax assets and liabilities are as follows:

	January 31, 2015	February 1, 2014
Compensation and benefits accruals	$191	$182
Allowance for sales returns	62	56
Accrued expenses	51	48
Allowance for credit losses	29	32
Merchandise inventories	31	28
Gift cards	23	21
Gain on sale of interest rate swap	12	19
Nordstrom Notes	22	18
Federal benefit of state taxes	3	6
Other	4	16
Total deferred tax assets	428	426
Land, property and equipment basis and depreciation differences	(116)	(98)
Debt exchange premium	(22)	(24)
Total deferred tax liabilities	(138)	(122)
Net deferred tax assets	$290	$304

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

As of January 31, 2015, our state and foreign net operating loss carryforwards for income tax purposes were approximately $3 and $11, respectively. As of February 1, 2014, our federal, state and foreign net operating loss carryforwards for income tax purposes were approximately $4, $24 and $0, respectively. The state net operating loss carryforwards are subject to certain statutory limitations of the Internal Revenue Code and applicable state law. If not utilized, a portion of our state and foreign net operating loss carryforwards will begin to expire in 2031 and 2033, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Fiscal year	2014	2013	2012
Unrecognized tax benefit at beginning of year	$14	$15	$21
Gross increase to tax positions in prior periods	9	3	1
Gross decrease to tax positions in prior periods	(2)	(1)	(7)
Gross increase to tax positions in current period	2	1	1
Lapses in statute	(3)	—	—
Settlements	(5)	(4)	(1)
Unrecognized tax benefit at end of year	$15	$14	$15
At the end of 2014, 2013 and 2012, $13, $7 and $7 of the ending gross unrecognized tax benefit related to items which, if recognized, would affect the effective tax rate.
Our income tax expense included a decrease to expense of $1 in both 2014 and 2012, and an increase to expense of $1 in 2013, for tax-related interest and penalties. At the end of 2014, 2013 and 2012, our liability for interest and penalties was $2, $7 and $7.
We file income tax returns in the U.S. and a limited number of foreign jurisdictions. With few exceptions, we are no longer subject to federal, state and local, or non-U.S. income tax examinations for years before 2010. Unrecognized tax benefits related to federal, state and local tax positions may decrease by $4 by January 30, 2016, due to the completion of examinations and the expiration of various statutes of limitations.
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
The computation of earnings per share is as follows:

Fiscal year	2014	2013	2012
Net earnings	$720	$734	$735

Basic shares	190.0	194.5	203.0
Dilutive effect of stock options and other	3.6	3.2	3.7
Diluted shares	193.6	197.7	206.7

Earnings per basic share	$3.79	$3.77	$3.62
Earnings per diluted share	$3.72	$3.71	$3.56

Anti-dilutive stock options and other	2.1	4.1	4.2

Nordstrom, Inc. and subsidiaries 61

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

NOTE 16:  SEGMENT REPORTING
Segments
We have two reportable segments: Retail and Credit. Our Retail segment includes our “Nordstrom” operating segment, which is composed of our Nordstrom full-line stores in the U.S. and our online store at Nordstrom.com. Through our multi-channel initiatives, we have integrated the operations, merchandising and technology of our Nordstrom full-line and online stores, consistent with our customers’ expectations of a seamless shopping experience regardless of channel. Our internal reporting to our president, who is our chief operating decision maker, is consistent with these multi-channel initiatives. We aggregate our Nordstrom Rack operating segment into the Retail reporting segment, based on similar economic and other qualitative characteristics. Additionally, we include Nordstromrack.com, HauteLook, Jeffrey, Trunk Club and our Canadian operations in the Retail reporting segment.
Through our Credit segment, we provide our customers with a variety of payment products and services, including a Nordstrom private label card, two Nordstrom Visa credit cards and a debit card for Nordstrom purchases. Our credit and debit card products also include a loyalty program that provides benefits to our cardholders based on their level of spending.
Amounts in the Corporate/Other column include unallocated corporate expenses and assets, sales return reserve, inter-segment eliminations and other adjustments to segment results necessary for the presentation of consolidated financial results in accordance with generally accepted accounting principles.
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

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

The following table sets forth information for our reportable segments:

	Retail	Corporate/Other	Total Retail Business[1]	Credit	Total
Fiscal year 2014
Net sales	$13,369	($259)	$13,110	$—	$13,110
Credit card revenues	—	—	—	396	396
Earnings (loss) before interest and income taxes	1,404	(283)	1,121	202	1,323
Interest expense, net	—	(120)	(120)	(18)	(138)
Earnings (loss) before income taxes	1,404	(403)	1,001	184	1,185
Capital expenditures	683	172	855	6	861
Depreciation and amortization	393	112	505	3	508
Goodwill	435	—	435	—	435
Assets[2]	5,103	1,781	6,884	2,361	9,245

Fiscal year 2013
Net sales	$12,395	($229)	$12,166	$—	$12,166
Credit card revenues	—	—	—	374	374
Earnings (loss) before interest and income taxes	1,420	(258)	1,162	188	1,350
Interest expense, net	—	(137)	(137)	(24)	(161)
Earnings (loss) before income taxes	1,420	(395)	1,025	164	1,189
Capital expenditures	636	161	797	6	803
Depreciation and amortization	364	88	452	2	454
Goodwill	175	—	175	—	175
Assets[2]	4,191	2,118	6,309	2,265	8,574

Fiscal year 2012
Net sales	$11,949	($187)	$11,762	$—	$11,762
Credit card revenues	—	—	—	372	372
Earnings (loss) before interest and income taxes	1,409	(246)	1,163	182	1,345
Interest expense, net	—	(134)	(134)	(26)	(160)
Earnings (loss) before income taxes	1,409	(380)	1,029	156	1,185
Capital expenditures	371	140	511	2	513
Depreciation and amortization	357	70	427	2	429
Goodwill	175	—	175	—	175
Assets[2]	3,922	1,966	5,888	2,201	8,089
1 Total Retail Business is not a reportable segment, but represents a subtotal of the Retail segment and Corporate/Other, and is consistent with our presentation in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
2 Assets in Corporate/Other include unallocated assets in corporate headquarters, consisting primarily of cash, land, buildings and equipment and deferred tax assets.

Nordstrom, Inc. and subsidiaries 63

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

The following table summarizes net sales within our reportable segments:

Fiscal year	2014	2013	2012
Nordstrom full-line stores - U.S.	$7,682	$7,705	$7,964
Nordstrom.com	1,996	1,622	1,269
Nordstrom	9,678	9,327	9,233
Nordstrom Rack	3,215	2,738	2,445
Nordstromrack.com and HauteLook	360	295	236
Other retail[1]	116	35	35
Total Retail segment	13,369	12,395	11,949
Corporate/Other	(259)	(229)	(187)
Total net sales	$13,110	$12,166	$11,762
1 Other retail includes our Jeffrey boutiques, Trunk Club and our Nordstrom Canada full-line store.
The following table summarizes net sales by merchandise category:

Fiscal year	2014		2013		2012
	Net sales	% of total	Net sales	% of total	Net sales	% of total
Women’s Apparel	$3,950	30%	$3,733	31%	$3,684	31%
Shoes	3,038	23%	2,828	23%	2,716	23%
Men’s Apparel	2,129	16%	1,943	16%	1,866	16%
Women’s Accessories	1,801	14%	1,644	14%	1,574	13%
Cosmetics	1,400	11%	1,312	11%	1,255	11%
Kids’ Apparel	483	4%	413	3%	381	3%
Other	309	2%	293	2%	286	3%
Total net sales	$13,110	100%	$12,166	100%	$11,762	100%

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

NOTE 17:  SELECTED QUARTERLY DATA1 (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Fiscal year 2014
Net sales	$2,837	$3,296	$3,040	$3,938	$13,110
Comparable sales increase[2]	3.9%	3.3%	3.9%	4.7%	4.0%
Credit card revenues	94	96	100	105	396
Gross profit[3]	1,015	1,166	1,079	1,444	4,704
Selling, general and administrative expenses	(844)	(931)	(917)	(1,084)	(3,777)
Earnings before income taxes	230	296	228	431	1,185
Net earnings	140	183	142	255	720
Earnings per basic share	$0.74	$0.97	$0.74	$1.35	$3.79
Earnings per diluted share	$0.72	$0.95	$0.73	$1.32	$3.72

Fiscal year 2013
Net sales	$2,657	$3,104	$2,791	$3,614	$12,166
Comparable sales increase[2]	2.7%	4.4%	0.1%	2.6%	2.5%
Credit card revenues	92	92	93	97	374
Gross profit[3]	984	1,100	1,000	1,345	4,429
Selling, general and administrative expenses	(801)	(857)	(840)	(955)	(3,453)
Earnings before income taxes	236	298	218	437	1,189
Net earnings	145	184	137	268	734
Earnings per basic share	$0.74	$0.94	$0.70	$1.39	$3.77
Earnings per diluted share	$0.73	$0.93	$0.69	$1.37	$3.71
1 Quarterly totals may not foot across due to rounding.
2 Comparable sales include sales from stores that have been open at least one full year at the beginning of the year. We also include sales from our online channels (Nordstrom.com, Nordstromrack.com and HauteLook) in comparable sales because of the integration with our stores.
3 Gross profit is calculated as net sales less cost of sales and related buying and occupancy costs (for all segments).

Nordstrom, Inc. and subsidiaries 65

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2015.
Deloitte & Touche LLP, an independent registered public accounting firm, is retained to audit Nordstrom’s consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting. They have issued an attestation report on the Company’s internal control over financial reporting as of January 31, 2015, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Nordstrom, Inc.
Seattle, Washington
We have audited the internal control over financial reporting of Nordstrom, Inc. and subsidiaries (the “Company”) as of January 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2015 of the Company and our report dated March 16, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Seattle, Washington
March 16, 2015

Nordstrom, Inc. and subsidiaries 67

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required under this item is included in the following sections of our Proxy Statement for our 2015 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Executive Officers
Director Elections
Board Committees and Charters
Director Nominating Process
Website Access to Corporate Governance Documents
Section 16(a) Beneficial Ownership Reporting Compliance
Corporate Governance
The certifications of our President and Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Annual Report on Form 10-K and were included as exhibits to each of our quarterly reports on Form 10-Q. Our President certified to the New York Stock Exchange (“NYSE”) on May 15, 2014 pursuant to Section 303A.12(a) of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.

Item 11. Executive Compensation.
The information required under this item is included in the following sections of our Proxy Statement for our 2015 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Compensation of Executive Officers
Compensation Discussion and Analysis
Director Compensation
Compensation Committee Interlocks and Insider Participation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information required under this item is included in the following sections of our Proxy Statement for our 2015 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Security Ownership of Certain Beneficial Owners and Management
Equity Compensation Plans

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required under this item is included in the following sections of our Proxy Statement for our 2015 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Election of Directors
Certain Relationships and Related Transactions

Item 14. Principal Accounting Fees and Services.
The information required under this item is included in the following section of our Proxy Statement for our 2015 Annual Meeting of Shareholders, the section of which is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Ratification of the Appointment of Independent Registered Public Accounting Firm

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following information required under this item is filed as part of this report:
(a)1. FINANCIAL STATEMENTS
(a)3. EXHIBITS
Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 72 through 78 hereof.
All other schedules and exhibits are omitted because they are not applicable, not required or because the information required has been given as part of this report.

Nordstrom, Inc. and subsidiaries 69

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/	Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: March 16, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Financial Officer:		Principal Executive Officer:

/s/	Michael G. Koppel	/s/	Blake W. Nordstrom
Michael G. Koppel			Blake W. Nordstrom
Executive Vice President and Chief Financial Officer			President

Principal Accounting Officer:

/s/	James A. Howell
James A. Howell
Executive Vice President, Finance and Treasurer

Directors:

/s/	Shellye L. Archambeau	/s/	Phyllis J. Campbell
Shellye L. Archambeau			Phyllis J. Campbell
Director			Director

/s/	Michelle M. Ebanks	/s/	Enrique Hernandez, Jr.
Michelle M. Ebanks			Enrique Hernandez, Jr.
Director			Chairman of the Board of Directors

/s/	Robert G. Miller	/s/	Blake W. Nordstrom
Robert G. Miller			Blake W. Nordstrom
Director			Director

/s/	Erik B. Nordstrom	/s/	Peter E. Nordstrom
Erik B. Nordstrom			Peter E. Nordstrom
Director			Director

/s/	Philip G. Satre	/s/	Brad D. Smith
Philip G. Satre			Brad D. Smith
Director			Director

/s/	B. Kevin Turner	/s/	Robert D. Walter
B. Kevin Turner			Robert D. Walter
Director			Director

/s/	Alison A. Winter
Alison A. Winter
Director

Date:	March 16, 2015

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We consent to the incorporation by reference in Registration Statement Nos. 333-166961, 333-161803, 333-63403, 333-40064, 333-40066, 333-79791, 333-101110, 333-118756, 333-146049, 333-174336, 333-173020, 333-189301 and 333-198413 on Form S-8 and 333-198408 on Form S-3 of our reports dated March 16, 2015, relating to the financial statements of Nordstrom, Inc. and subsidiaries, and the effectiveness of Nordstrom, Inc. and subsidiaries’ internal control over financial reporting, appearing in the Annual Report on Form 10-K of Nordstrom, Inc. for the year ended January 31, 2015.

/s/ Deloitte & Touche LLP
Seattle, Washington
March 16, 2015

Nordstrom, Inc. and subsidiaries 71

Nordstrom, Inc. and Subsidiaries
Exhibit Index

	Exhibit	Method of Filing
3.1	Articles of Incorporation as amended and restated on May 25, 2005	Incorporated by reference from the Registrant’s Form 8-K filed on May 31, 2005, Exhibit 3.1

3.2	Bylaws, as amended and restated on February 12, 2015	Incorporated by reference from the Registrant’s Form 8-K filed on February 17, 2015, Exhibit 3.1

4.1	Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated March 11, 1998	Incorporated by reference from Registration No. 333-47035, Exhibit 4.1

4.2	Amended and Restated Master Indenture, dated as of May 1, 2007, by and between Nordstrom Credit Card Master Note Trust II and Wells Fargo Bank, National Association, as indenture trustee	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 4.1

4.3	Series 2011-1 Indenture Supplement, dated as of November 22, 2011, by and between Nordstrom Credit Card Master Note Trust II and Wells Fargo Bank, National Association, as indenture trustee	Incorporated by reference from the Registrant’s Form 8-K filed on November 28, 2011, Exhibit 4.2

4.4	Indenture dated December 3, 2007, between the Company and Wells Fargo Bank, National Association	Incorporated by reference from the Registrant’s Form S-4/A filed on April 29, 2014, Exhibit 4.1

4.5
Note Purchase Agreement, dated as of November 16, 2011, by and between Nordstrom Credit Card Receivables II LLC, Nordstrom fsb, Nordstrom Credit, Inc., RBS Securities Inc. and J.P. Morgan Securities LLC
Incorporated by reference from the Registrant’s Form 8-K filed on November 28, 2011, Exhibit 4.1

4.6	Form of 6.25% Note due January 2018	Incorporated by reference from the Registrant’s Form 8-K filed on December 3, 2007, Exhibit 4.1

4.7	Form of 6.75% Note due June 2014	Incorporated by reference from the Registrant’s Form 8-K filed on May 26, 2009, Exhibit 4.1

4.8	Form of 4.75% Note due May 1, 2020	Incorporated by reference from the Registrant’s Form 8-K filed on April 23, 2010, Exhibit 4.1

4.9	Form of 4.00% Note due 2021	Incorporated by reference from the Registrant’s Form 8-K filed on October 11, 2011, Exhibit 4.1

4.10	Form of 5.00% Global Note due 2044	Incorporated by reference from the Registrant’s Form S-4 filed on March 28, 2014, Exhibit 4.2

4.11	Form of 5.00% Rule 144A Global Note due 2044	Incorporated by reference from the Registrant’s Form S-4 filed on March 28, 2014, Exhibit 4.3

4.12	Form of 5.00% Regulation S Global Note due 2044	Incorporated by reference from the Registrant’s Form S-4 filed on March 28, 2014, Exhibit 4.4

4.13	Registration Rights Agreement, dated as of December 12, 2013	Incorporated by reference from the Registrant’s Form S-4 filed on March 28, 2014, Exhibit 4.5

4.14*	Trunk Club Newco, Inc. 2010 Equity Incentive Plan	Incorporated by reference from the Registrant’s Form S-8 filed on August 27, 2014, Exhibit 4.1

10.1*	Nordstrom 401(k) Plan & Profit Sharing, amended and restated on August 27, 2008	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008, Exhibit 10.1

10.2*	Amendment 2009-1 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.5

10.3*	Amendment 2009-2 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended May 1, 2010, Exhibit 10.2

10.4*	Amendment 2009-3 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended May 1, 2010, Exhibit 10.3
*This exhibit is a management contract, compensatory plan or arrangement

	Exhibit	Method of Filing
10.5*	Amendment 2010-1 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended May 1, 2010, Exhibit 10.4

10.6*	Amendment 2010-2 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended May 1, 2010, Exhibit 10.5

10.7*	Amendment 2010-3 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 30, 2011, Exhibit 10.1

10.8*	Amendment 2011-1 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 28, 2012, Exhibit 10.8

10.9*	Amendment 2012-1 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended April 28, 2012, Exhibit 10.3

10.10*	Amendment 2012-1A to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 11-K for the year ended December 31, 2012, Exhibit 99.12

10.11*	Amendment 2012-2 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 11-K for the year ended December 31, 2012, Exhibit 99.13

10.12*	Amendment to the Participant Loan Program of the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 10-K for the year ended January 28, 2012, Exhibit 10.9

10.13*	Amendment 2014-1 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended May 3, 2014, Exhibit 10.1

10.14*	Amendment 2013-1 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 11-K filed on June 13, 2014, Exhibit 99.14

10.15*	Amendment 2014-2 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended August 2, 2014, Exhibit 10.4

10.16*	Amendment 2014-3 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended August 2, 2014, Exhibit 10.5

10.17*	Amendment 2014-4 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended August 2, 2014, Exhibit 10.6

10.18*	Amendment 2014-5 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended November 1, 2014, Exhibit 10.2

10.19*	Amendment 2014-6 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended November 1, 2014, Exhibit 10.3

10.20*	Nordstrom, Inc. Executive Management Group Bonus Plan	Incorporated by reference from the Registrant’s definitive proxy statement filed with the Commission on April 15, 2004

10.21*	Nordstrom, Inc. Executive Management Bonus Plan	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended May 2, 2009, Exhibit 10.6

10.22*	Amended and Restated Nordstrom, Inc. Executive Management Bonus Plan	Incorporated by reference from the Registrant’s Form DEF 14A filed on March 30, 2012

10.23*	Nordstrom Executive Deferred Compensation Plan (2007)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.40

10.24*	Amendment 2008-1 to the Nordstrom Executive Deferred Compensation Plan (2007)	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.2

10.25*	Amendment 2008-2 to the Nordstrom Executive Deferred Compensation Plan	Incorporated by reference from the Registrant’s Form S-8 filed on September 9, 2009, Exhibit 10.4

10.26*	Amendment 2010-2 to the Nordstrom Executive Deferred Compensation Plan (2007 Restatement)	Incorporated by reference from the Registrant’s Form 8-K filed on December 23, 2010, Exhibit 10.1

10.27*	Amendment 2015-1 to the Nordstrom Executive Deferred Compensation Plan (2014 Restatement)	Filed herewith electronically
*This exhibit is a management contract, compensatory plan or arrangement

Nordstrom, Inc. and subsidiaries 73

Nordstrom, Inc. and Subsidiaries
Exhibit Index

	Exhibit	Method of Filing
10.28*	Amendment 2013-1 to the Nordstrom Executive Compensation Plan (2007 Restatement)	Incorporated by reference from the Registrant’s Form 8-K/A filed on November 26, 2013, Exhibit 10.1

10.29*	Nordstrom, Inc. Employee Stock Purchase Plan, amended and restated on August 27, 2008	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008, Exhibit 10.2

10.30*	Nordstrom, Inc. Employee Stock Purchase Plan (2011 Restatement)	Incorporated by reference to Appendix A to the Registrant’s Form DEF 14A filed on March 31, 2011

10.31*	1997 Nordstrom Stock Option Plan, amended and restated on February 16, 2000	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2003, Exhibit 10.1

10.32*	Form of Notice of 2002 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 1997 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.41

10.33*	Form of Notice of 2003 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 1997 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.42

10.34*	Form of Notice of 2004 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 1997 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.43

10.35*	2004 Equity Incentive Plan	Incorporated by reference from the Registrant’s definitive proxy statement filed with the Commission on April 15, 2004

10.36*	Nordstrom, Inc. 2004 Equity Incentive Plan (2007 Amendment)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.44

10.37*	Nordstrom, Inc. 2004 Equity Incentive Plan (2008 Amendment)	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.1

10.38*	Form of Notice of 2005 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 2004 Equity Incentive Plan	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2005, Exhibit 10.1

10.39*	Form of Notice of 2006 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 2004 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.45

10.40*	2007 Stock Option Notice Award Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on February 26, 2007, Exhibit 10.1

10.41*	2008 Stock Option Notice Award Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on February 22, 2008, Exhibit 10.1

10.42*	2009 Nonqualified Stock Option Grant Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.2

10.43*	Form of 2014 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2014, Exhibit 10.1

10.44*	2010 Stock Option Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2009, Exhibit 10.1

10.45*	Nordstrom, Inc. 2010 Equity Incentive Plan	Incorporated by reference to Appendix A to the Registrant’s Form DEF 14A filed on April 8, 2010

10.46*	Nordstrom, Inc. 2010 Equity Incentive Plan as amended February 27, 2013	Incorporated by reference to Appendix A to the Registrant’s Form DEF 14A filed on April 1, 2013

10.47*	Nordstrom, Inc. 2010 Equity Incentive Plan as amended and restated February 26, 2014	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2014, Exhibit 10.4
*This exhibit is a management contract, compensatory plan or arrangement

	Exhibit	Method of Filing
10.48*	Form of 2011 Stock Option Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2010, Exhibit 10.1

10.49*	Form of 2012 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 18, 2011, Exhibit 10.1

10.50*	Form of 2013 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 14, 2012, Exhibit 10.1

10.51*	Form of the 2015 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on February 19, 2015, Exhibit 10.1

10.52*	Nordstrom, Inc. Leadership Separation Plan (Effective March 1, 2005)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005, Exhibit 10.43

10.53*	Amendment 2006-1 to the Nordstrom, Inc. Leadership Separation Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.56

10.54*	Amendment 2008-1, Nordstrom, Inc. Leadership Separation Plan	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.3

10.55*	Amendment 2011-1 to the Nordstrom Leadership Separation Plan	Incorporated by reference from the Registrant’s Form 8-K filed on August 25, 2011, Exhibit 10.1

10.56*	Amendment 2013-1 to the Nordstrom Leadership Separation Plan	Incorporated by reference from the Registrant’s Form 8-K filed on March 5, 2013, Exhibit 10.1

10.57*	2008 Performance Share Unit Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on February 22, 2008, Exhibit 10.2

10.58*	2009 Performance Share Unit Award Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.3

10.59*	2010 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2009, Exhibit 10.2

10.60*	Form of 2011 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2010, Exhibit 10.2

10.61*	Form of 2012 Performance Share Unit Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 18, 2011, Exhibit 10.2

10.62*	Form of 2013 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 14, 2012, Exhibit 10.2

10.63*	Form of 2014 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2014, Exhibit 10.3

10.64*	Form of the 2015 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on February 19, 2015, Exhibit 10.3

10.65*	Nordstrom Supplemental Executive Retirement Plan (2008)	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.4

10.66*	Amendment 2009-1 to the Nordstrom Supplemental Executive Retirement Plan	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.4

10.67*	Amendment 2014-1 to the Nordstrom Supplemental Executive Retirement Plan	Incorporated by reference from the Registrant’s Form 8-K filed on August 25, 2014, Exhibit 10.1

10.68*	Amendment 2014-2 to the Nordstrom Supplemental Executive Retirement Plan	Incorporated by reference from the Registrant’s Form 8-K filed on August 25, 2014, Exhibit 10.2

10.69	Nordstrom Directors Deferred Compensation Plan (2002 Restatement)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2004, Exhibit 10.55
*This exhibit is a management contract, compensatory plan or arrangement

Nordstrom, Inc. and subsidiaries 75

Nordstrom, Inc. and Subsidiaries
Exhibit Index

	Exhibit	Method of Filing
10.70	Nordstrom Directors Deferred Compensation Plan (2007)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.41

10.71	Amendment 2009-1 to the Nordstrom Directors Deferred Compensation Plan	Incorporated by reference from the Registrant’s Form S-8 filed on September 9, 2009, Exhibit 10.5

10.72	2009 Form of Independent Director Indemnification Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.1

10.73	2010 Form of Independent Director Indemnification Agreement	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2011, Exhibit 10.78

10.74	The 2002 Nonemployee Director Stock Incentive Plan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002, Exhibit 10.1

10.75	Nordstrom, Inc. 2002 Nonemployee Director Stock Incentive Plan (2007 Amendment)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.39

10.76	Form of Restricted Stock Award under the 2002 Nonemployee Director Stock Incentive Plan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2007, Exhibit 10.1

10.77	Form of 2012 Restricted Stock Unit Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 18, 2011, Exhibit 10.3

10.78	Form of 2013 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 14, 2012, Exhibit 10.3

10.79	Form of 2014 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2014, Exhibit 10.2

10.80	Form of the 2015 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on February 19, 2015, Exhibit 10.2

10.81	Commitment of Nordstrom, Inc. to Nordstrom fsb dated June 17, 2004	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, Exhibit 10.4

10.82	Nordstrom fsb Segregated Earmarked Deposit Agreement and Security Agreement by and between Nordstrom fsb and Nordstrom, Inc. dated July 1, 2004	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, Exhibit 10.5

10.83
Revolving Credit Facility Agreement dated March 21, 2013, between Registrant and each of the initial lenders named therein as Lenders; Bank of America, N.A. as Administrative Agent; Wells Fargo Bank, National Association and U.S. Bank, National Association as Syndication Agents; and The Royal Bank of Scotland PLC as Documentation Agent
Incorporated by reference from the Registrant’s Form 8-K filed on March 26, 2013, Exhibit 10.1

10.84	Performance Undertaking dated December 4, 2001 between Registrant and Bank One, N.A.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002, Exhibit 10.38

10.85	Servicing Agreement, dated as of May 1, 2007, by and between Nordstrom fsb, and Nordstrom Credit, Inc.	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.2

10.86
Amended and Restated Transfer and Servicing Agreement, dated as of May 1, 2007, by and between Nordstrom Credit Card Receivables II LLC, as transferor, Nordstrom fsb, as servicer, Wells Fargo Bank, National Association, as indenture trustee, and Nordstrom Credit Card Master Note Trust II, as issuer
Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.4

	Exhibit	Method of Filing
10.87	Second Amended and Restated Trust Agreement, dated as of May 1, 2007, by and between Nordstrom Credit Card Receivables II LLC, as transferor, and Wilmington Trust Company, as owner trustee	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.5

10.88	Amended and Restated Administration Agreement, dated as of May 1, 2007, by and between Nordstrom Credit Card Master Note Trust II, as issuer, and Nordstrom fsb, as administrator	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.6

10.89	Amended and Restated Receivables Purchase Agreement, dated as of May 1, 2007, by and between Nordstrom Credit, Inc., as seller and Nordstrom Credit Card Receivables II LLC, as purchaser	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.3

10.90	Participation Agreement, dated as of May 1, 2007, by and between Nordstrom fsb, as seller and Nordstrom Credit, Inc., as purchaser	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.1

10.91	Confirmation of transaction between The Royal Bank of Scotland plc and Nordstrom Inc., dated as of December 22, 2009	Incorporated by reference from the Registrant’s Form 8-K filed on December 23, 2009, Exhibit 10.1

10.92	Confirmation of transaction between Wachovia Bank N.A. and Nordstrom Inc., dated as of December 22, 2009	Incorporated by reference from the Registrant’s Form 8-K filed on December 23, 2009, Exhibit 10.2

10.93	Press release dated May 12, 2011 announcing that its Board of Directors authorized a $750 million share repurchase program	Incorporated by reference from the Registrant’s Form 8-K filed on May 12, 2011, Exhibit 99.3

10.94	Press release dated February 17, 2012 announcing that its Board of Directors authorized an $800 million share repurchase program	Incorporated by reference from the Registrant’s Form 8-K filed on February 21, 2012, Exhibit 99.1

10.95	Press release dated February 27, 2013 announcing that its Board of Directors authorized an $800 million share repurchase program	Incorporated by reference from the Registrant’s Form 8-K filed on February 28, 2013, Exhibit 99.1

10.96	Historical Statement of Earnings and segment data for fiscal year 2012 reclassified for consistency with our current view of business performance	Incorporated by reference from the Registrant’s Form 8-K filed on May 16, 2013, Exhibit 99.2

10.97	Historical Statement of Earnings and Operating Results for fiscal year 2012 by quarter reclassified for consistency with our current view of business performance	Incorporated by reference from the Registrant’s Form 10-Q for the quarter ended May 4, 2013, Exhibit 99.2

10.98	Press release dated December 3, 2013 announcing the pricing of a private offering of 2044 Notes	Incorporated by reference from the Registrant’s Form 8-K filed on December 4, 2013, Exhibit 99.1

10.99	Press release dated December 3, 2013 announcing the commencement of a private exchange offering	Incorporated by reference from the Registrant’s Form 8-K filed on December 4, 2013, Exhibit 99.2

10.100	Press release dated December 12, 2013 announcing the closing of the private offering of 2044 Notes	Incorporated by reference from the Registrant’s Form 8-K filed on December 12, 2013, Exhibit 99.1

10.101	Press release dated December 17, 2013 relating to the expiration of the early participation period	Incorporated by reference from the Registrant’s Form 8-K filed on December 17, 2013, Exhibit 99.1

10.102	Press release dated January 2, 2014 relating to the closing of the private exchange offer	Incorporated by reference from the Registrant’s Form 8-K filed on January 2, 2014, Exhibit 99.1

10.103	Press release dated September 4, 2014 announcing that its Board of Directors authorized a $1,000 million share repurchase program	Incorporated by reference from the Registrant’s Form 8-K filed on September 4, 2014, Exhibit 99.1

Nordstrom, Inc. and subsidiaries 77

Nordstrom, Inc. and Subsidiaries
Exhibit Index

	Exhibit	Method of Filing
21.1	Significant subsidiaries of the Registrant	Filed herewith electronically

23.1	Consent of Independent Registered Public Accounting Firm	Filed as page 71 of this report

31.1	Certification of President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Filed herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically