Form 10-Q
period 2015-05-02
NORDSTROM INC
filed 2015-06-02
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2015
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
YES ☐ NO ☑
Common stock outstanding as of May 27, 2015: 190,533,690 shares

1 of 30

NORDSTROM, INC.

2 of 30

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended
	May 2, 2015	May 3, 2014
Net sales	$3,115	$2,837
Credit card revenues	100	94
Total revenues	3,215	2,931
Cost of sales and related buying and occupancy costs	(1,999)	(1,822)
Selling, general and administrative expenses	(971)	(844)
Earnings before interest and income taxes	245	265
Interest expense, net	(33)	(35)
Earnings before income taxes	212	230
Income tax expense	(84)	(90)
Net earnings	$128	$140

Earnings per share:
Basic	$0.67	$0.74
Diluted	$0.66	$0.72

Weighted-average shares outstanding:
Basic	190.6	189.8
Diluted	194.9	192.7
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended
	May 2, 2015	May 3, 2014
Net earnings	$128	$140
Postretirement plan adjustments, net of tax	2	1
Foreign currency translation adjustment	5	1
Comprehensive net earnings	$135	$142
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 30

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	May 2, 2015	January 31, 2015	May 3, 2014
Assets
Current assets:
Cash and cash equivalents	$769	$827	$1,015
Accounts receivable, net	2,266	2,306	2,167
Merchandise inventories	2,017	1,733	1,698
Current deferred tax assets, net	256	256	238
Prepaid expenses and other	110	102	89
Total current assets	5,418	5,224	5,207

Land, property and equipment (net of accumulated depreciation of $4,793, $4,698 and $4,502)	3,445	3,340	3,011
Goodwill	447	435	175
Other assets	252	246	240
Total assets	$9,562	$9,245	$8,633

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,573	$1,328	$1,347
Accrued salaries, wages and related benefits	312	416	295
Other current liabilities	1,057	1,048	982
Current portion of long-term debt	8	8	7
Total current liabilities	2,950	2,800	2,631

Long-term debt, net	3,138	3,123	3,110
Deferred property incentives, net	540	510	499
Other liabilities	379	372	357

Commitments and contingencies (Note 6)

Shareholders' equity:
Common stock, no par value: 1,000 shares authorized; 191.0, 190.1 and 189.3 shares issued and outstanding	2,422	2,338	1,896
Retained earnings	190	166	177
Accumulated other comprehensive loss	(57)	(64)	(37)
Total shareholders' equity	2,555	2,440	2,036
Total liabilities and shareholders' equity	$9,562	$9,245	$8,633
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 30

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at January 31, 2015	190.1	$2,338	$166	$(64)	$2,440
Net earnings	—	—	128	—	128
Other comprehensive earnings	—	—	—	7	7
Dividends ($0.37 per share)	—	—	(71)	—	(71)
Issuance of common stock under stock compensation plans	1.2	67	—	—	67
Stock-based compensation	0.1	17	—	—	17
Repurchase of common stock	(0.4)	—	(33)	—	(33)
Balance at May 2, 2015	191.0	$2,422	$190	$(57)	$2,555

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at February 1, 2014	191.2	$1,827	$292	$(39)	$2,080
Net earnings	—	—	140	—	140
Other comprehensive earnings	—	—	—	2	2
Dividends ($0.33 per share)	—	—	(63)	—	(63)
Issuance of common stock under stock compensation plans	1.3	54	—	—	54
Stock-based compensation	—	15	—	—	15
Repurchase of common stock	(3.2)	—	(192)	—	(192)
Balance at May 3, 2014	189.3	$1,896	$177	$(37)	$2,036
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 30

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Quarter Ended
	May 2, 2015	May 3, 2014
Operating Activities
Net earnings	$128	$140
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses	137	118
Amortization of deferred property incentives and other, net	(22)	(18)
Deferred income taxes, net	(10)	(16)
Stock-based compensation expense	19	13
Tax benefit from stock-based compensation	10	4
Excess tax benefit from stock-based compensation	(10)	(5)
Bad debt expense	10	15
Change in operating assets and liabilities:
Accounts receivable	16	(16)
Merchandise inventories	(248)	(184)
Prepaid expenses and other assets	(11)	(2)
Accounts payable	239	131
Accrued salaries, wages and related benefits	(106)	(98)
Other current liabilities	1	105
Deferred property incentives	50	22
Other liabilities	5	8
Net cash provided by operating activities	208	217

Investing Activities
Capital expenditures	(259)	(174)
Change in credit card receivables originated at third parties	16	12
Other, net	4	(3)
Net cash used in investing activities	(239)	(165)

Financing Activities
Proceeds from long-term borrowings, net of discounts	16	8
Principal payments on long-term borrowings	(2)	(2)
Decrease in cash book overdrafts	(10)	(21)
Cash dividends paid	(71)	(63)
Payments for repurchase of common stock	(28)	(207)
Proceeds from issuances under stock compensation plans	58	50
Excess tax benefit from stock-based compensation	10	5
Other, net	—	(1)
Net cash used in financing activities	(27)	(231)

Net decrease in cash and cash equivalents	(58)	(179)
Cash and cash equivalents at beginning of period	827	1,194
Cash and cash equivalents at end of period	$769	$1,015

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes, net of refunds	$57	$5
Interest, net of capitalized interest	30	33
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

6 of 30

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 1: BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements include the balances of Nordstrom, Inc. and its subsidiaries (the "Company"). All intercompany transactions and balances are eliminated in consolidation. The interim condensed consolidated financial statements have been prepared on a basis consistent in all material respects with the accounting policies described and applied in our 2014 Annual Report on Form 10-K ("Annual Report"), and reflect all adjustments of a normal recurring nature that are, in management's opinion, necessary for the fair presentation of the results of operations, financial position and cash flows for the periods presented.
The condensed consolidated financial statements as of and for the periods ended May 2, 2015 and May 3, 2014 are unaudited. The condensed consolidated balance sheet as of January 31, 2015 has been derived from the audited consolidated financial statements included in our 2014 Annual Report. The interim condensed consolidated financial statements should be read together with the consolidated financial statements and related footnote disclosures contained in our 2014 Annual Report.
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
Our business, like that of other retailers, is subject to seasonal fluctuations. Due to our Anniversary Sale in July and the holidays in the fourth quarter, our sales are typically higher in the second and fourth quarters than in the first and third quarters of the fiscal year. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.
NOTE 2: TRUNK CLUB ACQUISITION
On August 22, 2014, we acquired 100% of the outstanding equity of Trunk Club, a personalized clothing service for men. The purchase price of $357 was partially offset by $46 attributable to Trunk Club employee stock awards that are subject to ongoing vesting requirements and are recorded as compensation expense. Of the purchase price consideration, $35 represents an indemnity holdback that will be settled primarily in Nordstrom stock, most of which we expect to settle in the third quarter of fiscal 2015, upon satisfaction of the representations, warranties and covenants subject to the indemnities. We allocated the net purchase price of $311 to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated net purchase price recorded as goodwill. On the acquisition date, we recorded current assets of $21, intangible assets of $59, goodwill of $261, and other non-current assets of $2, offset by net liabilities of $32.
NOTE 3: ACCOUNTS RECEIVABLE
The components of accounts receivable are as follows:

	May 2, 2015	January 31, 2015	May 3, 2014
Credit card receivables:
Nordstrom Visa credit card receivables	$1,273	$1,310	$1,301
Nordstrom private label credit card receivables	954	974	839
Total credit card receivables	2,227	2,284	2,140
Allowance for credit losses	(70)	(75)	(80)
Credit card receivables, net	2,157	2,209	2,060
Other accounts receivable[1]	109	97	107
Accounts receivable, net	$2,266	$2,306	$2,167
1 Other accounts receivable consist primarily of debit card receivables and third-party receivables.

7 of 30

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

Activity in the allowance for credit losses is as follows:

	Quarter Ended
	May 2, 2015	May 3, 2014
Allowance at beginning of period	$75	$80
Bad debt expense	10	15
Write-offs	(19)	(19)
Recoveries	4	4
Allowance at end of period	$70	$80

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

	May 2, 2015	January 31, 2015	May 3, 2014
Credit card receivables classified as TDRs	$32	$34	$40
Percent of total credit card receivables classified as TDRs	1.4%	1.5%	1.9%
Credit Quality
The primary indicators of the credit quality of our credit card receivables are aging and delinquency, particularly the levels of account balances delinquent 30 days or more, as these are the accounts most likely to be written off. The following table illustrates the aging and delinquency status of our credit card receivables:

	May 2, 2015		January 31, 2015		May 3, 2014
	Balance	% of total	Balance	% of total	Balance	% of total
Current	$2,108	94.6%	$2,134	93.4%	$2,036	95.1%
1 – 29 days delinquent	80	3.6%	103	4.5%	70	3.3%
30 days or more delinquent:
30 – 59 days delinquent	11	0.5%	16	0.7%	12	0.6%
60 – 89 days delinquent	8	0.4%	10	0.5%	9	0.4%
90 days or more delinquent	20	0.9%	21	0.9%	13	0.6%
Total 30 days or more delinquent	39	1.8%	47	2.1%	34	1.6%
Total credit card receivables	$2,227	100.0%	$2,284	100.0%	$2,140	100.0%

Receivables not accruing finance charges	$11		$13		$11
Receivables 90 days or more delinquent and still accruing finance charges	13		13		7
We also evaluate credit quality using FICO credit scores. The following table illustrates the distribution of our credit card receivables across FICO score ranges:

	May 2, 2015		January 31, 2015		May 3, 2014
FICO Score Range[1]	Balance	% of total	Balance	% of total	Balance	% of total
801+	$366	16.4%	$369	16.2%	$366	17.1%
660 – 800	1,375	61.8%	1,435	62.8%	1,326	62.0%
001 – 659	392	17.6%	392	17.1%	358	16.8%
Other[2]	94	4.2%	88	3.9%	90	4.1%
Total credit card receivables	$2,227	100.0%	$2,284	100.0%	$2,140	100.0%
1 Credit scores for our credit cardholders are updated at least every 90 days. Amounts listed in the table reflect the most recently obtained credit scores as of the dates indicated.
2 Other consists of amounts not yet posted to customers' accounts and receivables from customers for whom FICO scores are temporarily unavailable.

8 of 30

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 4: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt is as follows:

	May 2, 2015	January 31, 2015	May 3, 2014
Secured
Series 2011-1 Class A Notes, 2.28%, due October 2016	$325	$325	$325
Mortgage payable, 7.68%, due April 2020	35	36	40
Other	9	7	8
Total secured debt	369	368	373

Unsecured
Net of unamortized discount:
Senior notes, 6.25%, due January 2018	649	649	649
Senior notes, 4.75%, due May 2020	499	499	499
Senior notes, 4.00%, due October 2021	499	499	499
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 7.00%, due January 2038	146	146	146
Senior notes, 5.00%, due January 2044	598	598	596
Other	86	72	55
Total unsecured debt	2,777	2,763	2,744

Total long-term debt	3,146	3,131	3,117
Less: current portion	(8)	(8)	(7)
Total due beyond one year	$3,138	$3,123	$3,110
Credit Facilities
As of May 2, 2015, we had total short-term borrowing capacity available for general corporate purposes of $800. In April 2015, we terminated our $800 senior unsecured revolving credit facility that was scheduled to expire in March 2018. We replaced this with a new five-year $800 senior unsecured revolving credit facility ("revolver") that expires in April 2020, with an option to extend for an additional two years. Under the terms of our new revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The new revolver is available for working capital, capital expenditures and other general corporate purposes. During the first quarter ended 2015, we had no issuances under our commercial paper program and no borrowings under our revolver.
The new revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent ("EBITDAR") leverage ratio of less than four times. As of May 2, 2015 and May 3, 2014, we were in compliance with this covenant.
If our U.S. Visa and private label credit card portfolio transaction is consummated, we will be required to pay off the $325 secured Series 2011-1 Class A Notes to provide the receivables free and clear. See Note 11: Subsequent Event for an update with regard to this transaction.

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
We did not have any financial assets or liabilities that were measured at fair value on a recurring basis as of May 2, 2015, January 31, 2015 or May 3, 2014.
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

	May 2, 2015	January 31, 2015	May 3, 2014
Carrying value of long-term debt[1]	$3,146	$3,131	$3,117
Fair value of long-term debt	3,606	3,693	3,547
1 The carrying value of long-term debt includes the remaining unamortized adjustment from our previous effective fair value hedge.
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We recorded no material impairment charges for these assets for the quarters ended May 2, 2015 and May 3, 2014. We estimate the fair value of goodwill and long-lived tangible and intangible assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements.
NOTE 6: COMMITMENTS AND CONTINGENT LIABILITIES
Plans for our Manhattan full-line store, which we currently expect to open in late 2018 to 2019, ultimately include owning a condominium interest in a mixed-use tower and leasing certain nearby properties. As of May 2, 2015, we had approximately $125 of fee interest in land, which is expected to convert to the condominium interest once the store is constructed. We have committed to make future installment payments based on the developer meeting pre-established construction and development milestones. In the unlikely event that this project is not completed, the opening may be delayed and we may potentially be subject to future losses or capital commitments in order to complete construction or to monetize our investment in the land.
NOTE 7: SHAREHOLDERS' EQUITY
In February 2013, our Board of Directors authorized a program to repurchase up to $800 of our outstanding common stock, through March 1, 2015. There was $73 of unused capacity upon program expiration. In September 2014, our Board of Directors authorized a new program to repurchase up to $1,000 of our outstanding common stock, through March 1, 2016. During the first quarter ended May 2, 2015, we repurchased 0.4 shares of our common stock for an aggregate purchase price of $33 and had $969 remaining in share repurchase capacity as of May 2, 2015. The actual number and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission ("Commission") rules.
Subsequent to quarter end, in May 2015, we declared a quarterly dividend of $0.37 per share, payable in June 2015.

10 of 30

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 8: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended
	May 2, 2015	May 3, 2014
Stock options	$9	$10
Acquisition-related stock compensation	5	1
Restricted stock units	4	2
Performance share units	—	(1)
Other	1	1
Total stock-based compensation expense, before income tax benefit	19	13
Income tax benefit	(6)	(4)
Total stock-based compensation expense, net of income tax benefit	$13	$9
The following table summarizes our grants:

	Quarter Ended
	May 2, 2015		May 3, 2014
	Granted	Weighted-average grant-date fair value per unit	Granted	Weighted-average grant-date fair value per unit
Stock options	1.7	$21	1.9	$16
Restricted stock units	0.4	78	0.4	61
NOTE 9: EARNINGS PER SHARE
The computation of earnings per share is as follows:

	Quarter Ended
	May 2, 2015	May 3, 2014
Net earnings	$128	$140

Basic shares	190.6	189.8
Dilutive effect of stock options and other	4.3	2.9
Diluted shares	194.9	192.7

Earnings per basic share	$0.67	$0.74
Earnings per diluted share	$0.66	$0.72

Anti-dilutive stock options and other	1.7	4.9

11 of 30

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 10: SEGMENT REPORTING
The following tables set forth information for our reportable segments:

	Retail	Corporate/Other	Total Retail Business[1]	Credit	Total
Quarter Ended May 2, 2015
Net sales	$3,191	$(76)	$3,115	$—	$3,115
Credit card revenues	—	—	—	100	100
Earnings (loss) before interest and income taxes	286	(89)	197	48	245
Interest expense, net	—	(28)	(28)	(5)	(33)
Earnings (loss) before income taxes	286	(117)	169	43	212
Goodwill	447	—	447	—	447
Assets[2]	5,414	1,746	7,160	2,402	9,562

Quarter Ended May 3, 2014
Net sales	$2,910	$(73)	$2,837	$—	$2,837
Credit card revenues	—	—	—	94	94
Earnings (loss) before interest and income taxes	310	(86)	224	41	265
Interest expense, net	—	(31)	(31)	(4)	(35)
Earnings (loss) before income taxes	310	(117)	193	37	230
Goodwill	175	—	175	—	175
Assets[2]	4,624	1,789	6,413	2,220	8,633
1 Total Retail Business is not a reportable segment, but represents a subtotal of the Retail segment and Corporate/Other, and is consistent with our presentation in Management's Discussion and Analysis of Financial Condition and Results of Operations.
2 Assets in Corporate/Other include unallocated assets in corporate headquarters, consisting primarily of cash, land, property and equipment and deferred tax assets.
The following table summarizes net sales within our reportable segments:

	Quarter Ended
	May 2, 2015	May 3, 2014
Nordstrom full-line stores - U.S.	$1,699	$1,683
Nordstrom.com	480	401
Nordstrom	2,179	2,084
Nordstrom Rack	831	741
Nordstromrack.com/HauteLook	117	78
Other retail[1]	64	7
Total Retail segment	3,191	2,910
Corporate/Other	(76)	(73)
Total net sales	$3,115	$2,837
1 Other retail includes Trunk Club, our Nordstrom Canada full-line stores and Jeffrey boutiques.

12 of 30

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 11: SUBSEQUENT EVENT
On May 25, 2015, the Company entered into an agreement with TD Bank USA, N.A. ("TD"), who will acquire substantially all of our U.S. Visa and private label credit card portfolio, which totals approximately $2.2 billion. In addition, the two companies have entered into a long-term agreement under which TD will become the exclusive issuer of Nordstrom-branded Visa and private label consumer credit cards to our U.S. customers.
Under the agreement, we will sell our credit card receivables to TD at the time of closing. We will continue to perform account servicing functions, maintaining the current deep integration between our credit and retail operations. We will continue to fund and manage the Nordstrom Rewards loyalty program, Nordstrom debit cards and Nordstrom employee accounts. Under the terms of the program agreement, we will be entitled to receive a substantial portion of net revenue generated by the credit card accounts.
This transaction is subject to regulatory approvals and other customary conditions and is expected to close in the second half of 2015. Upon finalization of the transaction, we may classify the relevant credit card receivables as held for sale, which would result in a gain or loss upon reclassification. Additionally, if a transaction is consummated, we will be required to pay off the $325 secured Series 2011-1 Class A Notes to provide the receivables free and clear.

13 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share and per square foot amounts)

CAUTIONARY STATEMENT
Certain statements in this Quarterly Report on Form 10-Q contain or may suggest "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including, but not limited to, anticipated financial outlook for the fiscal year ending January 30, 2016, anticipated annual total and comparable sales rates, anticipated new store openings in existing, new and international markets, anticipated Return on Invested Capital and trends in our operations. Such statements are based upon the current beliefs and expectations of the company's management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including, but not limited to:

•
successful execution of our customer strategy, including expansion into new domestic and international markets, acquisitions, investments in our stores and online, our ability to realize the anticipated benefits from growth initiatives and our ability to provide a seamless experience across all channels,

•	timely completion of construction associated with newly planned stores, relocations and remodels, all of which may be impacted by the financial health of third parties,

•	our ability to manage the investment opportunities in our online business and our ability to manage related organizational changes,

•	our ability to maintain relationships with our employees and to effectively attract, develop and retain our future leaders,

•	effective inventory management, disruptions in our supply chain and our ability to control costs,

•
the impact of any systems failures, cybersecurity and/or security breaches, including any security breach of our systems or those of a third-party provider that results in the theft, transfer or unauthorized disclosure of customer, employee or company information or compliance with information security and privacy laws and regulations in the event of such an incident,

•	successful execution of our information technology strategy,

•	our ability to effectively utilize data in strategic planning and decision making,

•	efficient and proper allocation of our capital resources,

•	our ability to successfully close the U.S. Visa and private label credit card portfolio transaction,

•	our ability to safeguard our reputation and maintain our vendor relationships,

•	the impact of economic and market conditions and the resultant impact on consumer spending patterns,

•	our ability to respond to the business environment, fashion trends and consumer preferences, including changing expectations of service and experience in stores and online,

•	the effectiveness of planned advertising, marketing and promotional campaigns in the highly competitive retail industry,

•	weather conditions, natural disasters, health hazards, national security or other market disruptions, or the prospects of these events and the resulting impact on consumer spending patterns,

•
our compliance with applicable banking-related laws and regulations impacting our ability to extend credit to our customers, employment laws and regulations, certain international laws and regulations, other laws and regulations applicable to us, including the outcome of claims and litigation and resolution of tax matters, and ethical standards,

•	impact of the current regulatory environment and financial system and health care reforms,

•	compliance with debt covenants, availability and cost of credit, changes in interest rates, debt repayment patterns, personal bankruptcies and bad debt write-offs, and

•	the timing and amounts of share repurchases by the company, if any, or any share issuances by the company, including issuances associated with option exercises or other matters.
These and other factors, including those factors described in Part I, "Item 1A. Risk Factors" in our 2014 Annual Report on Form 10-K could affect our financial results and cause actual results to differ materially from any forward-looking information we may provide. We undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.

14 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

OVERVIEW
We continue to grow and enhance our retail channels, to provide a best-in-class customer experience focused on speed, convenience and personalization. Because the customer views us simply as Nordstrom, we believe there is tremendous value in building our platform to create a seamless experience that encompasses full-price, off-price, stores and online. While each channel represents a substantial growth opportunity, there are significant synergies to leverage across channels.
Our first quarter performance reflects continued execution of this strategy, achieving sales growth of 9.8% and a comparable sales increase of 4.4%. Key contributors to this growth include:

•	Expansion into new markets with 5 full-line store openings, including our openings in San Juan, Puerto Rico and in Ottawa, Ontario, Canada in the first quarter of 2015

•	Continued Nordstrom Rack expansion with 27 openings, including 10 openings in the first quarter of 2015

•	Outsized growth in our online channels driven by the launch of Nordstromrack.com and expanded merchandise selection at Nordstrom.com

•	Investments in expanded service and convenience, including our Trunk Club acquisition, enhancements in mobile technologies and expansion of our loyalty program

The growth drivers above, in combination with our expense and inventory discipline, helped us deliver a successful quarter, in-line with our expectations.
We are encouraged with our ongoing roll-out into Canada, which over time represents over a $1 billion sales opportunity. In March, we opened our second Canadian store, in Ottawa, Ontario. This fall, we will open our flagship store in Vancouver, British Columbia, which we expect to be one of our largest volume stores. This effort will also strengthen our capabilities leading to our upcoming flagship stores in Toronto and Manhattan. In addition to six full-line stores announced in Canada, we also look forward to introducing Nordstrom Rack stores in the fall of 2017.
We are excited about our new product offerings, responding to our customers' desire for fresh, relevant brands with the introduction of Charlotte Tilbury, Madewell, Brandy Melville and several others brands offered in our curated pop-in shops. We've experienced outsized growth in our BP, Topshop and Savvy departments, particularly where we've created strong adjacencies in our stores. Topshop continues to be a terrific partnership for us, attracting new and existing customers with on-trend fashion at accessible prices. Based on strong sales performance and customer demand, we plan to expand to roughly 90 doors by the end of the year, from 15 doors three years ago.
Our personalization efforts are another way we elevate the customer experience, making shopping easier and more convenient. We've increased personalization through mobile enhancements, including location-based features and integration of our Nordstrom Rewards loyalty program. Our Rewards program continues to contribute to overall results with 285,000 new accounts in the first quarter and an 11% increase in sales from members.
We are confident in our ability to execute our customer strategy and continue to leverage capabilities across channels to serve customers on their terms. To enhance the customer experience, we continue to make investments in our stores, in our ecommerce and fulfillment capabilities and in technology to support growth. We believe these investments in our customer strategy will help us deliver mid-teens total shareholder returns through high single-digit total sales growth and mid-teens Return on Invested Capital.

15 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

RESULTS OF OPERATIONS
Our reportable segments are Retail and Credit. Our Retail segment includes our Nordstrom branded full-line stores and online store, Nordstrom Rack stores, Nordstromrack.com/HauteLook, Trunk Club, Jeffrey and our Last Chance clearance store. For purposes of discussion and analysis of our results of operations of our Retail Business, we combine our Retail segment results with revenues and expenses in the "Corporate/Other" column of Note 10: Segment Reporting in the Notes to Condensed Consolidated Financial Statements (collectively, the "Retail Business"). We analyze our results of operations through earnings before interest and income taxes for our Retail Business and Credit, while interest expense and income taxes are discussed on a total company basis.
Retail Business
Summary
The following table summarizes the results of our Retail Business:

	Quarter Ended
	May 2, 2015		May 3, 2014
	Amount	% of net sales[1]	Amount	% of net sales[1]
Net sales	$3,115	100.0%	$2,837	100.0%
Cost of sales and related buying and occupancy costs	(1,997)	(64.1%)	(1,820)	(64.2%)
Gross profit	1,118	35.9%	1,017	35.8%
Selling, general and administrative expenses	(921)	(29.6%)	(793)	(28.0%)
Earnings before interest and income taxes	$197	6.3%	$224	7.9%
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

	Quarter Ended
	May 2, 2015	May 3, 2014
Net sales by channel:
Nordstrom full-line stores - U.S.	$1,699	$1,683
Nordstrom.com	480	401
Nordstrom	2,179	2,084
Nordstrom Rack	831	741
Nordstromrack.com/HauteLook	117	78
Other retail[1]	64	7
Total Retail segment	3,191	2,910
Corporate/Other	(76)	(73)
Total net sales	$3,115	$2,837

Net sales increase	9.8%	6.8%

Comparable sales increase (decrease) by channel:[2]
Nordstrom full-line stores - U.S.	0.5%	(1.9%)
Nordstrom.com	19.8%	33.0%
Nordstrom	4.2%	3.3%
Nordstrom Rack	(0.2%)	6.4%
Nordstromrack.com/HauteLook	51.2%	10.3%
Total company	4.4%	3.9%

Sales per square foot:[3]
Total sales per square foot	$115	$109
4-wall sales per square foot	94	93
Full-line sales per square foot - U.S.	83	81
Nordstrom Rack sales per square foot	130	136
1 Other retail includes Trunk Club, our Nordstrom Canada full-line stores and Jeffrey boutiques.
2 Comparable sales include sales from stores that have been open at least one full year at the beginning of the year. We also include sales from our online channels (Nordstrom.com, Nordstromrack.com/HauteLook) in comparable sales because of the integration with our stores.
3 Sales per square foot is calculated as net sales divided by weighted-average square footage. Weighted-average square footage includes a percentage of year-end square footage for new stores equal to the percentage of the year during which they were open. 4-wall sales per square foot is calculated as sales for our Nordstrom U.S. full-line stores, Nordstrom Rack stores, Jeffrey boutiques, Nordstrom Canada full-line stores, Last Chance and Trunk Club clubhouses divided by their weighted-average square footage.
Total company net sales increased 9.8% for the first quarter ended 2015, compared with the same period in 2014. During the quarter, we opened two full-line stores and 10 Nordstrom Rack stores. Overall comparable sales increased 4.4% for the first quarter ended 2015, driven by growth in our online channels.
Nordstrom net sales, which consist of the U.S. full-line and Nordstrom.com channels, were $2,179 for the first quarter of 2015, an increase of 4.6% compared with the same period in 2014. This increase reflected continued momentum in Nordstrom.com and improvements in our full-line stores. Both the number of items sold and the average selling price increased on a comparable basis for the first quarter of 2015. Top-performing merchandise categories included Women's and Men's Apparel.

17 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

U.S. full-line stores' comparable sales increased 0.5% for the first quarter ended May 2, 2015, compared with the same period in 2014. The top-performing geographic regions for full-line stores for the quarter ended May 2, 2015 were the Northwest and Southeast.
Our online channels continued to experience outsized growth, driven by increased merchandise selection. In the first quarter of 2015, net sales increased 20% at Nordstrom.com and 51% at Nordstromrack.com/HauteLook, compared with the same period in 2014.
Nordstrom Rack net sales increased $90, or 12%, for the first quarter ended May 2, 2015, compared with the same period in 2014, due to the impact of 27 store openings since the first quarter of fiscal 2014. Nordstrom Rack comparable sales decreased 0.2% in the first quarter of 2015. The average selling price increased on a comparable basis, while the number of items sold decreased for the first quarter of 2015. Top-performing merchandise categories included Cosmetics and Shoes. Nordstrom Rack sales per square foot decreased 4.6% due primarily to new store openings.
Retail Business Gross Profit
The following table summarizes the Retail Business gross profit:

	Quarter Ended
	May 2, 2015	May 3, 2014
Retail gross profit[1]	$1,118	$1,017
Retail gross profit as a % of net sales	35.9%	35.8%
Ending inventory per square foot	$73.28	$64.29
Inventory turnover rate[2]	4.53	4.95
1 Retailers do not uniformly record the costs of buying and occupancy and supply chain operations (freight, purchasing, receiving, distribution, fulfillment, etc.) between gross profit and selling, general and administrative expense. As such, our gross profit and selling, general and administrative expenses and rates may not be comparable to other retailers' expenses and rates.
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
Our Retail gross profit rate increased 10 basis points for the quarter ended May 2, 2015, compared with the quarter ended May 3, 2014. Our Retail gross profit increased $101 for the first quarter of 2015 due primarily to increased sales, partially offset by Nordstrom Rack's accelerated store expansion.
Our inventory turnover rate decreased to 4.53 times for the trailing 12-months ended May 2, 2015, from 4.95 times for the same period in 2014 due to inventory growth. The increase in ending inventory per square foot was due to planned growth across all channels, led by Nordstromrack.com/HauteLook and Nordstrom Rack. Ending inventory includes pack and hold inventory of $201 and $169 on May 2, 2015 and May 3, 2014, which represents strategic purchases of merchandise for upcoming selling seasons. As we continue to grow our online channels, we expect increases in inventory without corresponding increases in square footage.
Retail Business Selling, General and Administrative Expenses
Retail Business selling, general and administrative expenses ("Retail SG&A") are summarized in the following table:

	Quarter Ended
	May 2, 2015	May 3, 2014
Selling, general and administrative expenses	$921	$793
Selling, general and administrative expense as a % of net sales	29.6%	28.0%
Our Retail SG&A rate increased 159 basis points for the quarter ended May 2, 2015 reflecting planned growth initiatives related to Trunk Club, Canada and continuing fulfillment and technology investments. Retail SG&A increased $128 for the quarter ended May 2, 2015 primarily due to an increase in sales and planned expenses related to Trunk Club and Canada.

18 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Segment
Summary
The table below provides a detailed view of the operational results of our Credit segment, consistent with Note 10: Segment Reporting in the Notes to Condensed Consolidated Financial Statements. See Note 11: Subsequent Event in the Notes to the Condensed Consolidated Financial Statements for an update with regard to the sale of our U.S. Visa and private label credit card portfolio. In order to better reflect the economic contribution of our credit and debit card program, intercompany merchant fees are also included in the table below, which represent the estimated costs that would be incurred if our cardholders used third-party cards instead of ours.
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

	Quarter Ended
	May 2, 2015		May 3, 2014
	Amount	Annualized % of average credit card receivables[1]	Amount	Annualized % of average credit card receivables[1]
Credit card revenues	$100	18.7%	$94	18.4%
Credit expenses	(52)	(9.7%)	(53)	(10.3%)
Earnings before interest and income taxes[2]	48	9.0%	41	8.1%
Interest expense	(5)	(0.9%)	(4)	(0.9%)
Intercompany merchant fees	25	4.7%	23	4.4%
Credit segment contribution, before income taxes	$68	12.8%	$60	11.7%

Credit and debit card volume[3]:
Outside	$1,053		$1,051
Inside	1,269		1,148
Total volume	$2,322		$2,199

Average credit card receivables	$2,134		$2,044
1 Subtotals and totals may not foot due to rounding.
2 As presented in Note 10: Segment Reporting in the Notes to Condensed Consolidated Financial Statements.
3 Volume represents sales plus applicable taxes.
Credit Card Revenues
The following is a summary of our Credit card revenues:

	Quarter Ended
	May 2, 2015	May 3, 2014
Finance charge revenue	$64	$61
Interchange – third-party	22	22
Late fees and other revenue	14	11
Total Credit card revenues	$100	$94
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
Credit card revenues increased $6 for the quarter ended May 2, 2015, compared with the same period in the prior year, primarily due to a 5.6% increase in total quarterly volume.

19 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Expenses
Credit expenses are summarized in the following table:

	Quarter Ended
	May 2, 2015	May 3, 2014
Operational expenses	$40	$37
Bad debt expense	10	15
Occupancy expenses	2	1
Total Credit expenses	$52	$53
Total Credit expenses decreased $1 for the quarter ended May 2, 2015, compared with the same period in the prior year, primarily due to lower bad debt expense resulting from the reduction of our allowance for credit losses by $5 during the first quarter of 2015, partially offset by higher operational costs related to increased credit volume.
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
The following table illustrates activity in the allowance for credit losses:

	Quarter Ended
	May 2, 2015	May 3, 2014
Allowance at beginning of period	$75	$80
Bad debt expense	10	15
Write-offs	(19)	(19)
Recoveries	4	4
Allowance at end of period	$70	$80

Annualized net write-offs as a % of average credit card receivables	2.6%	2.9%
30 days or more delinquent as a % of ending credit card receivables	1.8%	1.6%
Allowance as a % of ending credit card receivables	3.1%	3.7%
Intercompany Merchant Fees
Intercompany merchant fees represent the estimated costs that would be incurred if our cardholders used third-party cards in our Nordstrom stores and online. For the quarter ended May 2, 2015, this estimate increased to $25 from $23 for the same period in 2014. This was primarily driven by the increased use of our credit and debit cards in store and online, as reflected by an increase in inside volume as a percent of total volume from 52% in the first quarter of 2014 to 55% in the first quarter of 2015.

20 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Total Company Results
Interest Expense, Net
Interest expense, net of $33 for the first quarter of 2015 remained flat compared with the first quarter of 2014.
Income Tax Expense
Income tax expense is summarized in the following table:

	Quarter Ended
	May 2, 2015	May 3, 2014
Income tax expense	$84	$90
Effective tax rate	39.8%	39.2%
The effective tax rate for the quarter ended May 2, 2015 increased compared with the same period in 2014, primarily due to changes in our estimated state tax reserves and non-deductible acquisition related expenses in 2015.
Fiscal Year 2015 Outlook
The Company's annual earnings per diluted share expectations are unchanged, incorporating first quarter results and the impact of share repurchases in the first quarter. Our expectations for fiscal 2015 are as follows:

Net sales	7 to 9 percent increase
Comparable sales	2 to 4 percent increase
Gross profit[1] as a % of net sales	5 to 15 basis point decrease
Selling, general and administrative expenses as a % of net sales	55 to 65 basis point increase
Earnings per diluted share[2]	$3.65 to $3.80
1 Gross profit is calculated as net sales less cost of sales and related buying and occupancy costs (for all segments).
2 This outlook does not include the impact of any future share repurchases.
Earnings per diluted share growth in the second quarter is expected to be below the full-year outlook range of a 2 percent decrease to a 2 percent increase, primarily due to the ongoing entry into Canada and the acquisition of Trunk Club in the third quarter of 2014.

21 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Return on Invested Capital ("ROIC") (Non-GAAP financial measure)
We believe ROIC is a useful financial measure for investors in evaluating the efficiency and effectiveness of our use of capital and believe ROIC is an important component of shareholders' return over the long term. In addition, we incorporate ROIC in our executive incentive compensation measures. For the 12 fiscal months ended May 2, 2015, our ROIC decreased to 12.2% compared with 13.3% for the 12 fiscal months ended May 3, 2014, primarily due to ongoing store expansion and increased technology investments in addition to the acquisition of Trunk Club.
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

	12 Fiscal months ended
	May 2, 2015	May 3, 2014
Net earnings	$709	$728
Add: income tax expense	459	454
Add: interest expense	136	158
Earnings before interest and income tax expense	1,304	1,340

Add: rent expense	143	131
Less: estimated depreciation on capitalized operating leases[1]	(76)	(70)
Net operating profit	1,371	1,401

Less: estimated income tax expense[2]	(539)	(538)
Net operating profit after tax	$832	$863

Average total assets[3]	$9,069	$8,490
Less: average non-interest-bearing current liabilities[4]	(2,806)	(2,492)
Less: average deferred property incentives[3]	(510)	(492)
Add: average estimated asset base of capitalized operating leases[5]	1,085	969
Average invested capital	$6,838	$6,475

Return on assets	7.8%	8.6%
ROIC	12.2%	13.3%
1 Capitalized operating leases is our best estimate of the asset base we would record for our leases that are classified as operating if they had met the criteria for a capital lease or we had purchased the property. Asset base is calculated as described in footnote 5 below.
2 Based upon our effective tax rate multiplied by the net operating profit for the 12 fiscal months ended May 2, 2015 and May 3, 2014.
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
Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments. We believe that as of May 2, 2015, our existing cash and cash equivalents on-hand of $769, available credit facilities of $800 and potential future operating cash flows and borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives. Additionally, if a transaction is consummated in regards to our credit card receivables, it will result in additional cash flows. We are currently assessing plans for the use of proceeds in a manner that aligns with our capital allocation approach of returning shareholder value.
For the first quarter ended May 2, 2015, cash and cash equivalents decreased by $58 to $769, primarily due to payments for capital expenditures of $259, partially offset by cash provided by operations of $208.
Operating Activities
Net cash provided by operating activities decreased $9 for the first quarter ended May 2, 2015, compared with the same period in 2014, primarily due to a decrease in net earnings and timing of tax payments.
Investing Activities
Net cash used in investing activities was $239 for the first quarter ended May 2, 2015, compared with net cash used of $165 for the same period in 2014. The increase relates to capital expenditures made to support our customer strategy, including investments in technology, remodels and new stores.
Financing Activities
Net cash used in financing activities was $27 for the first quarter ended May 2, 2015, compared with $231 for the same period in 2014, primarily due to decreased share repurchase activity in the current year. During the first quarter ended May 2, 2015, we made payments of $28 for repurchases of common stock, compared with $207 for the same period in 2014.

23 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Free Cash Flow (Non-GAAP financial measure)
Free Cash Flow is one of our key liquidity measures, and when used in conjunction with GAAP measures, provides investors with a meaningful analysis of our ability to generate cash from our business. For the first quarter ended 2015, Free Cash Flow decreased to $(116) compared with $(29) for the first quarter ended 2014, primarily due to increased capital expenditures related to new store openings and increased investments in technology.
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

	Quarter Ended
	May 2, 2015	May 3, 2014
Net cash provided by operating activities	$208	$217
Less: capital expenditures	(259)	(174)
Less: cash dividends paid	(71)	(63)
Add: change in credit card receivables originated at third parties	16	12
Less: change in cash book overdrafts	(10)	(21)
Free Cash Flow	$(116)	$(29)

Net cash used in investing activities	$(239)	$(165)
Net cash used in financing activities	(27)	(231)

24 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Capacity and Commitments
As of May 2, 2015, we had total short-term borrowing capacity available for general corporate purposes of $800. In April 2015, we terminated our $800 senior unsecured revolving credit facility that was scheduled to expire in March 2018. We replaced this with a new five-year $800 senior unsecured revolving credit facility ("revolver") that expires in April 2020, with an option to extend for an additional two years. Under the terms of our new revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The new revolver is available for working capital, capital expenditures and other general corporate purposes. During the first quarter ended 2015, we had no issuances under our commercial paper program and no borrowings under our revolver.
If our U.S. Visa and private label credit card portfolio transaction is consummated, we will be required to pay off the $325 secured Series 2011-1 Class A Notes to provide the receivables free and clear. See Note 11: Subsequent Event for an update with regard to this transaction.
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
The rate depends upon the type of borrowing incurred, plus in each case an applicable margin. This applicable margin varies depending upon the credit ratings assigned to our long-term unsecured debt. At the time of this report, our long-term unsecured debt ratings, outlook and resulting applicable margin were as follows:

	Credit Ratings	Outlook
Moody's	Baa1	Stable
Standard & Poor's	A-	Stable

	Base Interest Rate	Applicable Margin
Euro-Dollar Rate Loan	LIBOR	0.91%
Canadian Dealer Offer Rate Loan	CDOR	0.91%
Base Rate Loan	various	—
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
As of May 2, 2015 and May 3, 2014, we were in compliance with this covenant. We will continue to monitor this covenant and believe that we will remain in compliance with this covenant during the remainder of fiscal 2015.

25 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our goal is to manage debt levels to maintain an investment-grade credit rating and operate with an efficient capital structure. In evaluating our debt levels, this measure provides a reflection of our credit worthiness that could impact our credit rating and borrowing costs. We also have a debt covenant that requires an adjusted debt to EBITDAR leverage ratio of less than four times. As of May 2, 2015 and May 3, 2014, our Adjusted Debt to EBITDAR was 2.1.
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

	2015[1]	2014[1]
Debt	$3,146	$3,117
Add: estimated capitalized operating lease liability[2]	1,147	1,045
Less: fair value hedge adjustment included in long-term debt	(33)	(45)
Adjusted Debt	$4,260	$4,117

Net earnings	$709	$728
Add: income tax expense	459	454
Add: interest expense, net	136	157
Earnings before interest and income taxes	1,304	1,339

Add: depreciation and amortization expenses	526	464
Add: rent expense	143	131
Add: non-cash acquisition-related charges	14	7
EBITDAR	$1,987	$1,941

Debt to Net Earnings	4.4	4.3
Adjusted Debt to EBITDAR	2.1	2.1
1 The components of Adjusted Debt are as of May 2, 2015 and May 3, 2014, while the components of EBITDAR are for the 12 months ended May 2, 2015 and May 3, 2014.
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

26 of 30

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We discussed our interest rate risk and our foreign currency exchange risk in Part II, "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2014 Annual Report on Form 10-K filed with the Commission on March 16, 2015. There have been no material changes to these risks since that time.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
On May 4, 2015, the Company filed a Form 8-K announcing the appointment of Blake Nordstrom, Pete Nordstrom and Erik Nordstrom as co-presidents of Nordstrom, Inc. The three executives retained their current roles and responsibilities following that appointment. In light of those individual responsibilities, Blake Nordstrom continues to serve as the Company's principal executive officer for purposes of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company's Executive Vice President and Chief Financial Officer is the Company's principal financial officer for purposes of the Exchange Act.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company performed an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified within the Commission's rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Repurchases
(Dollar and share amounts in millions, except per share amounts)
The following is a summary of our first quarter share repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
February 2015 (February 1, 2015 to February 28, 2015)	—	$75.82	—	$1,073
March 2015 (March 1, 2015 to April 4, 2015)	0.1	79.71	0.1	990
April 2015 (April 5, 2015 to May 2, 2015)	0.3	77.45	0.3	969
Total	0.4	$78.05	0.4
1 In February 2013, our Board of Directors authorized a program to repurchase up to $800 of our outstanding common stock, through March 1, 2015. There was $73 of unused capacity upon program expiration. In September 2014, our Board of Directors authorized a new program to repurchase up to $1,000 of our outstanding common stock, through March 1, 2016.

During the first quarter ended May 2, 2015, we repurchased 0.4 shares of our common stock for an aggregate purchase price of $33 and had $969 remaining in share repurchase capacity as of May 2, 2015. The actual number and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Commission rules.
Item 6. Exhibits.
Exhibits are incorporated herein by reference or are filed or furnished with this report as set forth in the Index to Exhibits on page 30 hereof.

28 of 30

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	June 2, 2015

29 of 30

NORDSTROM, INC.
Index to Exhibits

Exhibit		Method of Filing
10.1
Revolving Credit Agreement dated April 1, 2015, between Registrant and each of the initial lenders named therein as lenders; Bank of America, N.A. as administrative agent; Wells Fargo Bank, National Association and U.S. Bank, National Association as co-syndication agents; and Fifth Third Bank as managing agent.
Incorporated by reference from the Registrant's Form 8-K filed on April 6, 2015

10.2	Nordstrom 401(k) Plan & Profit Sharing, amended and restated on August 6, 2014	Filed herewith electronically

31.1	Certification of Co-President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of Co-President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Filed herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

30 of 30