Form 10-Q
period 2015-08-01
NORDSTROM INC
filed 2015-09-01
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2015
or
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
YES ☐ NO ☑
Common stock outstanding as of August 26, 2015: 188,234,418 shares

1 of 34

NORDSTROM, INC.

2 of 34

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	$3,598	$3,296	$6,714	$6,133
Credit card revenues	103	96	202	190
Total revenues	3,701	3,392	6,916	6,323
Cost of sales and related buying and occupancy costs	(2,327)	(2,130)	(4,326)	(3,951)
Selling, general and administrative expenses	(1,048)	(931)	(2,019)	(1,776)
Credit transaction and other, net	51	—	51	—
Earnings before interest and income taxes	377	331	622	596
Interest expense, net	(32)	(35)	(65)	(70)
Earnings before income taxes	345	296	557	526
Income tax expense	(134)	(113)	(218)	(203)
Net earnings	$211	$183	$339	$323

Earnings per share:
Basic	$1.11	$0.97	$1.78	$1.70
Diluted	$1.09	$0.95	$1.74	$1.68

Weighted-average shares outstanding:
Basic	189.4	189.6	190.0	189.7
Diluted	193.5	192.7	194.2	192.7
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net earnings	$211	$183	$339	$323
Postretirement plan adjustments, net of tax	1	1	3	2
Foreign currency translation adjustment	(10)	—	(5)	1
Comprehensive net earnings	$202	$184	$337	$326
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 34

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	August 1, 2015	January 31, 2015	August 2, 2014
Assets
Current assets:
Cash and cash equivalents	$423	$827	$772
Accounts receivable held for sale	2,391	—	—
Accounts receivable, net	241	2,306	2,454
Merchandise inventories	2,004	1,733	1,805
Current deferred tax assets, net	256	256	260
Prepaid expenses and other	117	102	96
Total current assets	5,432	5,224	5,387

Land, property and equipment (net of accumulated depreciation of $4,912, $4,698 and $4,587)	3,570	3,340	3,096
Goodwill	447	435	175
Other assets	251	246	248
Total assets	$9,700	$9,245	$8,906

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,589	$1,328	$1,529
Accrued salaries, wages and related benefits	389	416	358
Other current liabilities	1,145	1,048	944
Current portion of long-term debt	333	8	7
Total current liabilities	3,456	2,800	2,838

Long-term debt, net	2,808	3,123	3,111
Deferred property incentives, net	560	510	498
Other liabilities	385	372	358

Commitments and contingencies (Note 7)

Shareholders' equity:
Common stock, no par value: 1,000 shares authorized; 188.2, 190.1 and 188.6 shares issued and outstanding	2,460	2,338	1,958
Retained earnings	97	166	179
Accumulated other comprehensive loss	(66)	(64)	(36)
Total shareholders' equity	2,491	2,440	2,101
Total liabilities and shareholders' equity	$9,700	$9,245	$8,906
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 34

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at January 31, 2015	190.1	$2,338	$166	$(64)	$2,440
Net earnings	—	—	339	—	339
Other comprehensive earnings	—	—	—	(2)	(2)
Dividends ($0.74 per share)	—	—	(142)	—	(142)
Issuance of common stock under stock compensation plans	1.5	84	—	—	84
Stock-based compensation	0.1	38	—	—	38
Repurchase of common stock	(3.5)	—	(266)	—	(266)
Balance at August 1, 2015	188.2	$2,460	$97	$(66)	$2,491

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at February 1, 2014	191.2	$1,827	$292	$(39)	$2,080
Net earnings	—	—	323	—	323
Other comprehensive earnings	—	—	—	3	3
Dividends ($0.66 per share)	—	—	(125)	—	(125)
Issuance of common stock under stock compensation plans	2.3	101	—	—	101
Stock-based compensation	—	30	—	—	30
Repurchase of common stock	(4.9)	—	(311)	—	(311)
Balance at August 2, 2014	188.6	$1,958	$179	$(36)	$2,101
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 34

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six Months Ended
	August 1, 2015	August 2, 2014
Operating Activities
Net earnings	$339	$323
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses	277	244
Amortization of deferred property incentives and other, net	(41)	(40)
Deferred income taxes, net	(24)	(43)
Stock-based compensation expense	41	31
Tax benefit from stock-based compensation	13	10
Excess tax benefit from stock-based compensation	(13)	(11)
Bad debt expense	20	22
Credit transaction and other, net	(54)	—
Change in operating assets and liabilities:
Accounts receivable	(216)	(221)
Merchandise inventories	(280)	(263)
Prepaid expenses and other assets	(19)	(11)
Accounts payable	240	241
Accrued salaries, wages and related benefits	(30)	(35)
Other current liabilities	56	68
Deferred property incentives	97	48
Other liabilities	9	6
Net cash provided by operating activities	415	369

Investing Activities
Capital expenditures	(521)	(376)
Change in credit card receivables originated at third parties	(64)	(77)
Other, net	4	(9)
Net cash used in investing activities	(581)	(462)

Financing Activities
Proceeds from long-term borrowings, net of discounts	16	13
Principal payments on long-term borrowings	(4)	(4)
Increase in cash book overdrafts	49	15
Cash dividends paid	(142)	(125)
Payments for repurchase of common stock	(267)	(326)
Proceeds from issuances under stock compensation plans	71	91
Excess tax benefit from stock-based compensation	13	11
Other, net	26	(4)
Net cash used in financing activities	(238)	(329)

Net decrease in cash and cash equivalents	(404)	(422)
Cash and cash equivalents at beginning of period	827	1,194
Cash and cash equivalents at end of period	$423	$772

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes, net of refunds	$209	$219
Interest, net of capitalized interest	70	78

Non-cash activities:
Accounts receivable reclassified from held for investment to held for sale	2,391	—
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

6 of 34

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
The condensed consolidated financial statements as of and for the periods ended August 1, 2015 and August 2, 2014 are unaudited. The condensed consolidated balance sheet as of January 31, 2015 has been derived from the audited consolidated financial statements included in our 2014 Annual Report. The interim condensed consolidated financial statements should be read together with the consolidated financial statements and related footnote disclosures contained in our 2014 Annual Report.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which was subsequently modified in August 2015 by ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. The core principle of this ASU is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing, and uncertainty of revenue and cash flows from contracts with customers. This ASU is now effective for us beginning in the first quarter of 2018, rather than the first quarter of 2017. We are currently evaluating the impact the provisions of this ASU would have on our consolidated financial statements.
NOTE 2: CREDIT CARD RECEIVABLE TRANSACTION
On May 25, 2015, we entered into an agreement with TD Bank, N.A. ("TD") to sell substantially all of our U.S. Visa and private label credit card portfolio for an amount equal to the gross value of the outstanding receivables ("par"). In addition, we have entered into a long-term program agreement under which TD will become the exclusive issuer of our U.S. Nordstrom-branded Visa and private label consumer credit card portfolio. We will continue to perform account servicing functions, maintaining the current deep integration between our credit and retail operations.
Our credit card receivables have historically been "held for investment" and recorded at par value less an allowance for credit losses. During the second quarter of 2015, in accordance with generally accepted accounting principles ("GAAP"), we reclassified these receivables as "held for sale" and, as such, the receivables are now recorded at the lower of cost (par) or fair value (see Note 6: Fair Value Measurements). The reclassification of these receivables resulted in the reversal of the allowance for credit losses of $64 and is recorded in Credit transaction and other, net on the Condensed Consolidated Statements of Earnings.
Upon closing, we expect to receive approximately $1.8 billion, net of transaction costs and $325 in debt reduction. Under the program agreement, we will be entitled to receive a substantial portion of revenue generated by the credit card portfolio. The transaction is subject to regulatory approvals and other customary conditions, and is expected to close by the end of the year.

7 of 34

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 3: TRUNK CLUB ACQUISITION
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
NOTE 4: ACCOUNTS RECEIVABLE
We entered into an agreement in May 2015 to sell substantially all of our U.S. Visa and private label credit card portfolio. These receivables are now classified as "held for sale" and recorded at the lower of cost (par) or fair value. Our receivables are held at cost as of August 1, 2015 (see Note 2: Credit Card Receivable Transaction and Note 6: Fair Value Measurements). The components of accounts receivable are as follows:

	August 1, 2015	January 31, 2015	August 2, 2014
Credit card receivables held for investment	$120	$2,284	$2,420
Allowance for credit losses	(1)	(75)	(80)
Other accounts receivable[1]	122	97	114
Accounts receivable, net	$241	$2,306	$2,454

Accounts receivable held for sale	$2,391	$—	$—
1 Other accounts receivable consist primarily of debit card receivables and third-party receivables.
As our U.S. Visa and private label receivables have been reclassified as "held for sale," the allowance for credit losses on these receivables has been reversed as of August 1, 2015. Activity in the allowance for credit losses is as follows:

	Quarter Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Allowance at beginning of period	$70	$80	$75	$80
Bad debt expense	10	7	20	22
Write-offs	(18)	(19)	(38)	(38)
Recoveries	3	12	8	16
Reversal of allowance on receivables held for sale	(64)	—	(64)	—
Allowance at end of period	$1	$80	$1	$80

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

	August 1, 2015	January 31, 2015	August 2, 2014
Credit card receivables classified as TDRs	$30	$34	$38
Percent of total credit card receivables classified as TDRs	1.2%	1.5%	1.6%

8 of 34

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

Credit Quality
The primary indicators of the credit quality of our credit card receivables are aging and delinquency, particularly the levels of account balances delinquent 30 days or more, as these are the accounts most likely to be written off. The following table illustrates the aging and delinquency status of our credit card receivables "held for sale" and "held for investment":

	August 1, 2015		January 31, 2015		August 2, 2014
	Balance	% of total	Balance	% of total	Balance	% of total
Current	$2,377	94.7%	$2,134	93.4%	$2,301	95.1%
1 – 29 days delinquent	91	3.6%	103	4.5%	82	3.4%
30 days or more delinquent:
30 – 59 days delinquent	15	0.6%	16	0.7%	15	0.6%
60 – 89 days delinquent	10	0.4%	10	0.5%	9	0.4%
90 days or more delinquent	18	0.7%	21	0.9%	13	0.5%
Total 30 days or more delinquent	43	1.7%	47	2.1%	37	1.5%
Total credit card receivables	$2,511	100.0%	$2,284	100.0%	$2,420	100.0%

Receivables not accruing finance charges	$10		$13		$11
Receivables 90 days or more delinquent and still accruing finance charges	12		13		7
We also evaluate credit quality using FICO credit scores. The following table illustrates the distribution of our credit card receivables "held for sale" and "held for investment" across FICO score ranges:

	August 1, 2015		January 31, 2015		August 2, 2014
FICO Score Range[1]	Balance	% of total	Balance	% of total	Balance	% of total
801+	$497	19.8%	$369	16.2%	$481	19.8%
660 – 800	1,513	60.3%	1,435	62.8%	1,478	61.1%
001 – 659	395	15.7%	392	17.1%	365	15.1%
Other[2]	106	4.2%	88	3.9%	96	4.0%
Total credit card receivables	$2,511	100.0%	$2,284	100.0%	$2,420	100.0%
1 Credit scores for our credit cardholders are updated at least every 90 days. Amounts listed in the table reflect the most recently obtained credit scores as of the dates indicated.
2 Other consists of amounts not yet posted to customers' accounts and receivables from customers for whom FICO scores are temporarily unavailable.

9 of 34

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 5: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt is as follows:

	August 1, 2015	January 31, 2015	August 2, 2014
Secured
Series 2011-1 Class A Notes, 2.28%, due October 2016	$325	$325	$325
Mortgage payable, 7.68%, due April 2020	33	36	39
Other	9	7	8
Total secured debt	367	368	372

Unsecured
Net of unamortized discount:
Senior notes, 6.25%, due January 2018	649	649	649
Senior notes, 4.75%, due May 2020	499	499	499
Senior notes, 4.00%, due October 2021	499	499	499
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 7.00%, due January 2038	146	146	146
Senior notes, 5.00%, due January 2044	599	598	596
Other	82	72	57
Total unsecured debt	2,774	2,763	2,746

Total long-term debt	3,141	3,131	3,118
Less: current portion	(333)	(8)	(7)
Total due beyond one year	$2,808	$3,123	$3,111
Credit Facilities
As of August 1, 2015, we had total short-term borrowing capacity available for general corporate purposes of $800. In April 2015, we terminated our $800 senior unsecured revolving credit facility that was scheduled to expire in March 2018. We replaced this with a five-year $800 senior unsecured revolving credit facility ("revolver") that expires in April 2020, with an option to extend for an additional two years. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and other general corporate purposes. As of August 1, 2015, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our revolver.
The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent ("EBITDAR") leverage ratio of less than four times. As of August 1, 2015, we were in compliance with this covenant.
As a condition of the pending credit card portfolio transaction (see Note 2: Credit Card Receivable Transaction), we are required to defease the $325 secured Series 2011-1 Class A Notes to provide the receivables free and clear. The $325 has been reclassified from long-term debt to current portion of long-term debt during the second quarter of 2015, as we expect to defease the debt by the end of the year.

10 of 34

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 6: FAIR VALUE MEASUREMENTS
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
We did not have any financial assets or liabilities that were measured at fair value on a recurring basis as of August 1, 2015, January 31, 2015 and August 2, 2014.
Financial Instruments Not Measured at Fair Value
Financial instruments not measured at fair value include cash and cash equivalents, accounts payable and long-term debt. Cash and cash equivalents and accounts payable approximate fair value due to their short-term nature.
We estimate the fair value of our long-term debt using quoted market prices of the same or similar issues and, as such, this is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	August 1, 2015	January 31, 2015	August 2, 2014
Carrying value of long-term debt[1]	$3,141	$3,131	$3,118
Fair value of long-term debt	3,526	3,693	3,551
1 The carrying value of long-term debt includes the remaining unamortized adjustment from our previous effective fair value hedge.
Financial Instruments Measured at Fair Value on a Nonrecurring Basis
Our U.S. Visa and private label credit card receivables are "held for sale" and are recorded at the lower of cost (par) or fair value (see Note 2: Credit Card Receivable Transaction). We estimate the fair value of our credit card receivables "held for sale" based on a discounted cash flow model using estimates and assumptions regarding future credit card portfolio performance. This fair value estimate is primarily based on Level 3 inputs in the fair value hierarchy, including the discount rate, payment rate, credit losses, revenues and expenses. Based on comparable market participant capital structures in the banking and credit card industries, we used a 12.0% discount rate. Based on historical and expected portfolio performance, we used a monthly payment rate ranging from 6.4% to 32.6%, an annual credit loss rate ranging from 1.2% to 3.9%, annual revenues ranging from 6.0% to 16.9% of credit card receivables and annual expenses ranging from 2.3% to 10.0% of credit card receivables.
The estimated fair value of our credit card receivables "held for sale" was approximately 3% above par. This premium is solely associated with our credit card receivables "held for sale," does not encompass other terms and elements within our contract with TD and may not be representative of a gain or loss upon consummation of the transaction.
Non-financial Assets Measured at Fair Value on a Nonrecurring Basis
We measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. There were no material impairment charges for these assets for the six months ended August 1, 2015 and August 2, 2014. We estimate the fair value of goodwill and long-lived tangible and intangible assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements.
NOTE 7: COMMITMENTS AND CONTINGENT LIABILITIES
Plans for our Manhattan full-line store ultimately include owning a condominium interest in a mixed-use tower and leasing certain nearby properties. As of August 1, 2015, we had approximately $125 of fee interest in land, which is expected to convert to the condominium interest once the store is constructed. We have committed to make future installment payments based on the developer meeting pre-established construction and development milestones. In the unlikely event that this project is not completed, the opening may be delayed and we may potentially be subject to future losses or capital commitments in order to complete construction or to monetize our investment in the land.

11 of 34

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 8: SHAREHOLDERS' EQUITY
In February 2013, our Board of Directors authorized a program to repurchase up to $800 of our outstanding common stock, through March 1, 2015. There was $73 of unused capacity upon program expiration. In September 2014, our Board of Directors authorized a program to repurchase up to $1,000 of our outstanding common stock, through March 1, 2016. During the six months ended August 1, 2015, we repurchased 3.5 shares of our common stock for an aggregate purchase price of $266 and had $736 remaining in share repurchase capacity as of August 1, 2015. The actual number, price, manner and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission ("Commission") rules.
In August 2015, subsequent to quarter end, we declared a quarterly dividend of $0.37 per share, payable in September 2015.
NOTE 9: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Stock options	$10	$11	$19	$21
Acquisition-related stock compensation	4	—	9	1
Restricted stock units	6	4	10	6
Performance share units	—	1	—	—
Other	2	2	3	3
Total stock-based compensation expense, before income tax benefit	22	18	41	31
Income tax benefit	(7)	(7)	(13)	(11)
Total stock-based compensation expense, net of income tax benefit	$15	$11	$28	$20
The following table summarizes our grants:

	Six Months Ended
	August 1, 2015		August 2, 2014
	Granted	Weighted-average grant-date fair value per unit	Granted	Weighted-average grant-date fair value per unit
Stock options	1.7	$21	1.9	$16
Restricted stock units	0.4	78	0.5	62

12 of 34

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 10: EARNINGS PER SHARE
The computation of earnings per share is as follows:

	Quarter Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net earnings	$211	$183	$339	$323

Basic shares	189.4	189.6	190.0	189.7
Dilutive effect of stock options and other	4.1	3.1	4.2	3.0
Diluted shares	193.5	192.7	194.2	192.7

Earnings per basic share	$1.11	$0.97	$1.78	$1.70
Earnings per diluted share	$1.09	$0.95	$1.74	$1.68

Anti-dilutive stock options and other	1.7	1.8	1.7	3.4

13 of 34

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 11: SEGMENT REPORTING
The following tables set forth information for our reportable segments:

	Retail	Corporate/Other	Retail Business[1]	Credit	Total
Quarter Ended August 1, 2015
Net sales	$3,775	$(177)	$3,598	$—	$3,598
Credit card revenues	—	—	—	103	103
Earnings (loss) before interest and income taxes	384	(121)	263	114	377
Interest expense, net	—	(27)	(27)	(5)	(32)
Earnings (loss) before income taxes	384	(148)	236	109	345
Goodwill	447	—	447	—	447
Assets[2]	5,369	1,529	6,898	2,802	9,700

Quarter Ended August 2, 2014
Net sales	$3,438	$(142)	$3,296	$—	$3,296
Credit card revenues	—	—	—	96	96
Earnings (loss) before interest and income taxes	367	(89)	278	53	331
Interest expense, net	—	(30)	(30)	(5)	(35)
Earnings (loss) before income taxes	367	(119)	248	48	296
Goodwill	175	—	175	—	175
Assets[2]	4,480	1,901	6,381	2,525	8,906

Six Months Ended August 1, 2015
Net sales	$6,966	$(252)	$6,714	$—	$6,714
Credit card revenues	—	—	—	202	202
Earnings (loss) before interest and income taxes	670	(209)	461	161	622
Interest expense, net	—	(55)	(55)	(10)	(65)
Earnings (loss) before income taxes	670	(264)	406	151	557
Goodwill	447	—	447	—	447
Assets[2]	5,369	1,529	6,898	2,802	9,700

Six Months Ended August 2, 2014
Net sales	$6,348	$(215)	$6,133	$—	$6,133
Credit card revenues	—	—	—	190	190
Earnings (loss) before interest and income taxes	677	(175)	502	94	596
Interest expense, net	—	(61)	(61)	(9)	(70)
Earnings (loss) before income taxes	677	(236)	441	85	526
Goodwill	175	—	175	—	175
Assets[2]	4,480	1,901	6,381	2,525	8,906
1 Retail Business is not a reportable segment, but represents a subtotal of the Retail segment and Corporate/Other, and is consistent with our presentation in Management's Discussion and Analysis of Financial Condition and Results of Operations.
2 Assets in Corporate/Other include unallocated assets in corporate headquarters, consisting primarily of cash, land, property and equipment and deferred tax assets.

14 of 34

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

The following table summarizes net sales within our reportable segments:

	Quarter Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Nordstrom full-line stores - U.S.	$2,097	$2,074	$3,796	$3,757
Nordstrom.com	625	519	1,105	920
Nordstrom	2,722	2,593	4,901	4,677
Nordstrom Rack	857	759	1,688	1,500
Nordstromrack.com/HauteLook	117	78	234	155
Other retail[1]	79	8	143	16
Total Retail segment	3,775	3,438	6,966	6,348
Corporate/Other	(177)	(142)	(252)	(215)
Total net sales	$3,598	$3,296	$6,714	$6,133
1 Other retail includes Trunk Club, Nordstrom Canada full-line stores and Jeffrey boutiques.

15 of 34

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

•	impact of the current regulatory environment and financial system and health care reforms,

•	compliance with debt covenants, availability and cost of credit, changes in interest rates, debt repayment patterns, personal bankruptcies and bad debt write-offs, and

•	the timing, price, manner and amounts of share repurchases by the company, if any, or any share issuances by the company, including issuances associated with option exercises or other matters.
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

16 of 34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

OVERVIEW
With our customer at the center of our strategy, we're focused on delivering a seamless customer experience by linking our businesses through service and experience, product and capabilities. This is important because we know when customers engage with us across multiple touch points, their lifetime value and spend increase significantly.
Our second quarter performance reflected continued execution of our strategy. We achieved 9.2% sales growth, marking the fourth consecutive quarter of high single-digit increases. Our top-line strength combined with expense and inventory discipline helped us deliver a successful quarter. Key contributors to our growth in the second quarter include:

•	The Anniversary Sale, which is our largest event of the year, contributed to our top-line strength and achieved our expectations.

•
Our growth investments, including our entry into Canada, the acquisition of Trunk Club and the Nordstromrack.com launch, collectively added over $100 to our top line, driving over one-third of our net sales growth.

•	Nordstrom Rack generated a net sales increase of 13%, which represented the 26th consecutive quarter of double-digit growth.

•	Our combined full-line and Nordstrom.com business delivered a 4.8% comparable sales increase, reflecting ongoing strength in our existing business and continued trends over the past year.
We consider full-line stores to be the core of our brand, providing our customers with the high level of service they expect. In the third quarter, we plan to open a flagship store in Vancouver, B.C., which is expected to be one of our largest volume stores. In the U.S., we will open two full-line stores (Minneapolis and Milwaukee) and relocate a store in Los Angeles.
Growth of Nordstrom Rack is a key element of our strategy, representing our biggest source of new customers and an entry point to the Nordstrom brand. We are on track with our accelerated store growth, with 16 openings planned in the third quarter, for a total of 194 stores by the end of the year.
Roughly a year ago, we acquired Trunk Club, a personalized clothing service for men. Trunk Club stylists have collaborated with our buying teams to pilot Trunk Club's service to women, with a full launch expected in September. We're excited about the shared synergies, similar to our experience with the launch of Nordstromrack.com last spring, when we combined HauteLook's e-commerce talent with Nordstrom Rack's merchant expertise.
Mobile is an important enabler of convenience for our customers. To evolve with our customers' rapidly changing expectations, we're rolling out new features at a rate three times faster than last year. In addition to our ongoing mobile enhancements, we launched a unique text-to-buy feature for our salespeople, enabling customers to buy product via text.
We are creating excitement and attracting new customers through our differentiated merchandise offerings. In particular, we're having success in our younger customer-focused departments, which are now among our fastest growing categories. As recent examples, we are expanding Topshop, Madewell and Brandy Melville to more doors this year.
We are confident in our ability to execute our customer strategy and continue to leverage capabilities across channels to serve customers on their terms. We believe our investments in our customer strategy will help us deliver top-tier total shareholder returns through high single-digit total sales growth and mid-teens Return on Invested Capital.

17 of 34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

RESULTS OF OPERATIONS
Our reportable segments are Retail and Credit. Our Retail segment includes our Nordstrom branded full-line stores and online store, Nordstrom Rack stores, Nordstromrack.com/HauteLook, Trunk Club, Jeffrey and our Last Chance clearance store. For purposes of discussion and analysis of our results of operations of our Retail Business, we combine our Retail segment results with revenues and expenses in the "Corporate/Other" column of Note 11: Segment Reporting (collectively, the "Retail Business"). We analyze our results of operations through earnings before interest and income taxes for our Retail Business and Credit, while interest expense and income taxes are discussed on a total company basis.
Retail Business
Summary
The following table summarizes the results of our Retail Business:

	Quarter Ended
	August 1, 2015		August 2, 2014
	Amount	% of net sales[1]	Amount	% of net sales[1]
Net sales	$3,598	100.0%	$3,296	100.0%
Cost of sales and related buying and occupancy costs	(2,326)	(64.6%)	(2,129)	(64.6%)
Gross profit	1,272	35.4%	1,167	35.4%
Selling, general and administrative expenses	(999)	(27.8%)	(889)	(27.0%)
Other loss	(10)	(0.3%)	—	—
Earnings before interest and income taxes	$263	7.3%	$278	8.5%

	Six Months Ended
	August 1, 2015		August 2, 2014
	Amount	% of net sales[1]	Amount	% of net sales[1]
Net sales	$6,714	100.0%	$6,133	100.0%
Cost of sales and related buying and occupancy costs	(4,323)	(64.4%)	(3,949)	(64.4%)
Gross profit	2,391	35.6%	2,184	35.6%
Selling, general and administrative expenses	(1,920)	(28.6%)	(1,682)	(27.4%)
Other loss	(10)	(0.1%)	—	—
Earnings before interest and income taxes	$461	6.9%	$502	8.2%
1 Subtotals and totals may not foot due to rounding.

18 of 34

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

	Quarter Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales by channel:
Nordstrom full-line stores - U.S.	$2,097	$2,074	$3,796	$3,757
Nordstrom.com	625	519	1,105	920
Nordstrom	2,722	2,593	4,901	4,677
Nordstrom Rack	857	759	1,688	1,500
Nordstromrack.com/HauteLook	117	78	234	155
Other retail[1]	79	8	143	16
Retail segment	3,775	3,438	6,966	6,348
Corporate/Other	(177)	(142)	(252)	(215)
Total net sales	$3,598	$3,296	$6,714	$6,133

Net sales increase	9.2%	6.2%	9.5%	6.4%

Comparable sales increase (decrease) by channel:[2]
Nordstrom full-line stores - U.S.	0.8%	(1.2%)	0.7%	(1.5%)
Nordstrom.com	20.4%	22.0%	20.1%	26.6%
Nordstrom	4.8%	2.7%	4.5%	3.0%
Nordstrom Rack	1.7%	4.0%	0.8%	5.2%
Nordstromrack.com/HauteLook	49.6%	14.9%	50.4%	12.6%
Total company	4.9%	3.3%	4.6%	3.6%

Sales per square foot:[3]
Total sales per square foot	$131	$125	$245	$233
4-wall sales per square foot	109	107	204	201
U.S. full-line sales per square foot	102	100	185	182
Nordstrom Rack sales per square foot	129	133	259	269
1 Other retail includes Trunk Club, Nordstrom Canada full-line stores and Jeffrey boutiques.
2 Comparable sales include sales from stores that have been open at least one full year at the beginning of the year. We also include sales from our online channels (Nordstrom.com and Nordstromrack.com/HauteLook) in comparable sales because of the integration with our stores.
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
Total company net sales increased 9.2% for the quarter and 9.5% for the six months ended August 1, 2015, compared with the same periods in 2014. During the six months ended August 1, 2015, we opened two full-line stores and 11 Nordstrom Rack stores, including one Nordstrom Rack in the second quarter of 2015. Overall comparable sales increased 4.9% for the quarter and 4.6% for the six months ended August 1, 2015, driven by growth in our Nordstrom business.

19 of 34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Nordstrom net sales, which consists of U.S. full-line and Nordstrom.com businesses, increased to $2,722, or 5.0%, for the second quarter of 2015 and to $4,901, or 4.8%, for the six months ended August 1, 2015, compared with the same periods in 2014. These increases reflected continued momentum in Nordstrom.com and ongoing improvement in sales trends at our full-line stores. Both the number of items sold and the average selling price increased on a comparable basis for the quarter and six months ended August 1, 2015. Top-performing merchandise categories for the quarter and six months ended August 1, 2015 were Women's Apparel and Cosmetics.
U.S. full-line stores' comparable sales increased 0.8% for the quarter and 0.7% for the six months ended August 1, 2015, compared with the same periods in 2014. The top-performing geographic regions for full-line stores for the quarter ended August 1, 2015 were the Southwest and Southeast, while the top-performing geographic regions for the six months ended August 1, 2015 were the Northwest and Southwest.
Our online channels continued to experience outsized growth, driven by increased merchandise selection. Nordstrom.com net sales increased 20% in both the quarter and six months ended August 1, 2015. Nordstromrack.com/HauteLook net sales increased 50% in both the second quarter of 2015 and the six months ended August 1, 2015.
Nordstrom Rack net sales increased $98, or 13%, for the quarter and $188, or 13%, for the six months ended August 1, 2015, compared with the same periods in 2014. Nordstrom Rack comparable sales increased 1.7% for the quarter and 0.8% for the six months ended August 1, 2015. The average selling price increased, while the number of items sold decreased on a comparable basis for the quarter and six months ended August 1, 2015. Top-performing merchandise categories for the second quarter of 2015 included Shoes and Specialized, while the top-performing merchandise categories for the six months ended August 1, 2015 were Shoes and Cosmetics. Nordstrom Rack sales per square foot decreased 2.9% for the second quarter and 3.8% for the six months ended August 1, 2015 primarily due to new store openings.
Retail Business Gross Profit
The following table summarizes the Retail Business gross profit:

	Quarter Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Retail gross profit[1]	$1,272	$1,167	$2,391	$2,184
Retail gross profit as a % of net sales	35.4%	35.4%	35.6%	35.6%

			August 1, 2015	August 2, 2014
Ending inventory per square foot			$72.72	$68.27
Inventory turnover rate[2]			4.49	4.83
1 Retailers do not uniformly record the costs of buying and occupancy and supply chain operations (freight, purchasing, receiving, distribution, fulfillment, etc.) between gross profit and selling, general and administrative expenses. As such, our gross profit and selling, general and administrative expenses and rates may not be comparable to other retailers' expenses and rates.
2 Inventory turnover rate is calculated as the trailing 12-months' cost of sales and related buying and occupancy costs (for all segments) divided by the trailing 4-quarter average inventory. Retailers do not uniformly calculate inventory turnover as buying and occupancy costs may be included in selling, general and administrative expenses. As such, our inventory turnover rates may not be comparable to other retailers' rates.
Our Retail gross profit rate was flat for the quarter and six months ended August 1, 2015. Our Retail gross profit increased $105 for the second quarter of 2015 and $207 for the six months ended August 1, 2015, compared with the same periods in 2014, due primarily to increased sales, partially offset by Nordstrom Rack's continued store expansion.

20 of 34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Our inventory turnover rate decreased to 4.49 times for the trailing 12-months ended August 1, 2015, from 4.83 times for the same period in 2014, due to planned inventory growth. The increase in ending inventory per square foot was due to planned growth across all channels. As we continue to grow our online channels, we expect increases in inventory without corresponding increases in square footage.
Ending inventory includes pack and hold inventory of $199 and $211 on August 1, 2015 and August 2, 2014, which represents strategic purchases of merchandise for upcoming selling seasons.
Retail Business Selling, General and Administrative Expenses
Retail Business selling, general and administrative expenses ("Retail SG&A") are summarized in the following table:

	Quarter Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Selling, general and administrative expenses	$999	$889	$1,920	$1,682
Selling, general and administrative expenses as a % of net sales	27.8%	27.0%	28.6%	27.4%
Our Retail SG&A rate increased 82 basis points for the quarter and 118 basis points for the six months ended August 1, 2015, reflecting planned growth initiatives related to Trunk Club and Canada and higher fulfillment costs associated with online growth. Retail SG&A increased $110 for the quarter and $238 for the six months ended August 1, 2015 primarily due to planned growth initiatives related to Trunk Club and Canada and an increase in sales.
Other Loss
Other loss of $10 for the quarter and six months ended August 1, 2015 was due to impairment of an equity method investment as we determined it was no longer recoverable.

21 of 34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Segment
Summary
The table below provides a detailed view of the operational results of our Credit segment, consistent with Note 11: Segment Reporting. In order to better reflect the economic contribution of our credit and debit card program, intercompany merchant fees are also included in the table below, which represent the estimated costs that would be incurred if our cardholders used third-party cards instead of ours.
We reached an agreement in May 2015 to sell substantially all of our U.S. Visa and private label credit card portfolio. These receivables are now classified as "held for sale" (see Note 2: Credit Card Receivable Transaction).
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

	Quarter Ended
	August 1, 2015		August 2, 2014
	Amount	Annualized % of average credit card receivables[1]	Amount	Annualized % of average credit card receivables[1]
Credit card revenues	$103	18.5%	$96	18.1%
Credit expenses	(50)	(9.0%)	(43)	(8.3%)
Credit transaction, net	61	10.9%	—	—
Earnings before interest and income taxes[2]	114	20.5%	53	9.8%
Interest expense	(5)	(0.9%)	(5)	(0.9%)
Intercompany merchant fees	34	6.2%	31	5.8%
Credit segment contribution, before income taxes	$143	25.8%	$79	14.8%

Credit and debit card volume[3]:
Outside	$1,097		$1,095
Inside	1,730		1,571
Total volume	$2,827		$2,666

Average credit card receivables	$2,219		$2,132
1 Subtotals and totals may not foot due to rounding.
2 As presented in Note 11: Segment Reporting.
3 Volume represents sales plus applicable taxes.

22 of 34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

	Six Months Ended
	August 1, 2015		August 2, 2014
	Amount	Annualized % of average credit card receivables[1]	Amount	Annualized % of average credit card receivables[1]
Credit card revenues	$202	18.6%	$190	18.2%
Credit expenses	(102)	(9.3%)	(96)	(9.3%)
Credit transaction, net	61	5.6%	—	—
Earnings before interest and income taxes[2]	161	14.8%	94	9.0%
Interest expense	(10)	(0.9%)	(9)	(0.9%)
Intercompany merchant fees	60	5.5%	54	5.2%
Credit segment contribution, before income taxes	$211	19.4%	$139	13.3%

Credit and debit card volume[3]:
Outside	$2,150		$2,146
Inside	2,999		2,719
Total volume	$5,149		$4,865

Average credit card receivables	$2,177		$2,089
1 Subtotals and totals may not foot due to rounding.
2 As presented in Note 11: Segment Reporting.
3 Volume represents sales plus applicable taxes.
Credit Card Revenues
The following is a summary of our Credit card revenues:

	Quarter Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Finance charge revenue	$64	$61	$128	$122
Interchange – third-party	23	22	44	44
Late fees and other revenue	16	13	30	24
Total Credit card revenues	$103	$96	$202	$190
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
Credit card revenues increased $7 for the quarter and $12 for the six months ended August 1, 2015, compared with the same periods in the prior year, primarily due to a 6.0% increase in total volume for the quarter and 5.8% increase for the six months ended August 1, 2015.
Credit Expenses
Credit expenses are summarized in the following table:

	Quarter Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Operational expenses	$39	$35	$79	$72
Bad debt expense	10	7	20	22
Occupancy expenses	1	1	3	2
Total Credit expenses	$50	$43	$102	$96

23 of 34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Total Credit expenses increased $7 for the quarter and $6 for the six months ended August 1, 2015, compared with the same periods in the prior year, due to reduced bad debt expense for the 2014 periods, resulting from recoveries on the sale of bad debt during the second quarter of 2014, and higher operational costs related to increased credit volume. Partially offsetting these increases was a reduction of our allowance for credit losses by $5 during the quarter ended August 1, 2015, prior to the reclassification of our U.S. Visa and private label receivables as "held for sale".
Credit Transaction, Net
Credit transaction, net of $61 for the quarter and six months ended August 1, 2015 is primarily due to the reversal of the allowance for credit losses on the U.S. Visa and private label receivables reclassified as "held for sale" related to our pending credit transaction (see Note 2: Credit Card Receivable Transaction).
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
As our U.S. Visa and private label receivables have been reclassified as "held for sale," the allowance for credit losses on these receivables has been reversed as of August 1, 2015. Activity in the allowance for credit losses is as follows:

	Quarter Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Allowance at beginning of period	$70	$80	$75	$80
Bad debt expense	10	7	20	22
Write-offs	(18)	(19)	(38)	(38)
Recoveries	3	12	8	16
Reversal of allowance on receivables held for sale	(64)	—	(64)	—
Allowance at end of period	$1	$80	$1	$80

Annualized net write-offs as a % of average credit card receivables	2.7%	1.4%	2.7%	2.1%

			August 1, 2015	August 2, 2014
30 days or more delinquent as a % of ending credit card receivables			1.7%	1.5%
Allowance as a % of ending credit card receivables[1]			N/A	3.3%
1 As the Company's receivables are now classified as "held for sale" and recorded at the lower of cost (par) or fair value, this metric is no longer meaningful as of August 1, 2015.
Intercompany Merchant Fees
Intercompany merchant fees represent the estimated costs that would be incurred if our cardholders used third-party cards in our Nordstrom stores and online. This estimate increased to $34 for the quarter ended August 1, 2015 from $31 for the same period in 2014, and increased to $60 for the six months ended August 1, 2015 from $54 for the same period in 2014. These changes were primarily driven by the increased use of our credit and debit cards in store and online, as reflected by an increase in inside volume as a percent of total volume to 61% in the second quarter of 2015 from 59% in the second quarter of 2014, and 58% for the six months ended August 1, 2015 from 56% for the six months ended August 2, 2014.

24 of 34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Total Company Results
Interest Expense, Net
Interest expense, net was $32 for the second quarter and $65 for the six months ended August 1, 2015, compared with $35 for the second quarter and $70 for the six months ended August 2, 2014. The decreases are primarily due to increased capitalized interest resulting from growth-related initiatives.
Income Tax Expense
Income tax expense is summarized in the following table:

	Quarter Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Income tax expense	$134	$113	$218	$203
Effective tax rate	38.9%	38.0%	39.2%	38.6%
The effective tax rate for the quarter and six months ended August 1, 2015 increased compared with the same periods in 2014, primarily due to changes in our estimated state tax reserves and non-deductible acquisition-related expenses in 2015.
Fiscal Year 2015 Outlook
The Company updated its annual earnings per diluted share expectations, incorporating second quarter results, including the impact of reclassifying the receivables as "held for sale" associated with the pending credit card transaction and share repurchases in the second quarter. Our expectations for fiscal 2015 are as follows:

	Prior Outlook	Current Outlook, excluding Credit transaction and other, net	Current Outlook
Net sales increase (percent)	7 to 9	8.5 to 9.5	8.5 to 9.5
Comparable sales increase (percent)	2 to 4	3.5 to 4.5	3.5 to 4.5
Gross profit % (basis points)	5 to 15 decrease	5 decrease to 5 increase	5 decrease to 5 increase
Selling, general and administrative expenses % (basis points)	55 to 65 increase	65 to 75 increase	65 to 75 increase
Credit transaction and other, net	--	--	$51 EBIT increase
Earnings per diluted share (excluding the impact of any future share repurchases)	$3.65 to $3.80	$3.70 to $3.80	$3.85 to $3.95

25 of 34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Return on Invested Capital ("ROIC") (Non-GAAP financial measure)
We believe ROIC is a useful financial measure for investors in evaluating the efficiency and effectiveness of our use of capital and believe ROIC is an important component of shareholders' return over the long term. In addition, we incorporate ROIC in our executive incentive compensation measures. For the 12 fiscal months ended August 1, 2015, our ROIC decreased to 11.9% compared with 13.2% for the 12 fiscal months ended August 2, 2014, primarily due to the acquisition of Trunk Club in addition to ongoing store expansion and increased technology investments.
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

	12 Fiscal months ended
	August 1, 2015	August 2, 2014
Net earnings	$736	$727
Add: income tax expense	481	453
Add: interest expense	133	156
Earnings before interest and income tax expense	1,350	1,336

Add: rent expense	154	133
Less: estimated depreciation on capitalized operating leases[1]	(83)	(71)
Less: credit transaction and other, net	(51)	—
Net operating profit	1,370	1,398

Less: estimated income tax expense[2]	(542)	(536)
Net operating profit after tax	$828	$862

Average total assets[3]	$9,275	$8,618
Less: average non-interest-bearing current liabilities[4]	(2,892)	(2,577)
Less: average deferred property incentives[3]	(521)	(495)
Add: average estimated asset base of capitalized operating leases[5]	1,117	1,005
Average invested capital	$6,979	$6,551

Return on assets	7.9%	8.4%
ROIC	11.9%	13.2%
1 Capitalized operating leases is our best estimate of the asset base we would record for our leases that are classified as operating if they had met the criteria for a capital lease or we had purchased the property. Asset base is calculated as described in footnote 5 below.
2 Based upon our effective tax rate multiplied by the net operating profit for the 12 fiscal months ended August 1, 2015 and August 2, 2014.
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

26 of 34

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
Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments. We believe that as of August 1, 2015, our existing cash and cash equivalents on-hand of $423, available credit facilities of $800 and potential future operating cash flows and borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives. Further, the pending credit card transaction is expected to close by the end of the year, which will result in additional cash flows. We expect to receive approximately $1.8 billion, net of transaction costs and $325 in debt reduction. We are currently evaluating our plans for the use of proceeds and are committing to maintaining our capital structure using a balanced approach.
For the six months ended August 1, 2015, cash and cash equivalents decreased by $404 to $423, primarily due to payments for capital expenditures of $521 and repurchases of common stock of $267, partially offset by cash provided by operations of $415.
Operating Activities
Net cash provided by operating activities increased $46 for the six months ended August 1, 2015, compared with the same period in 2014, primarily due to an increase in property incentives collected.
Investing Activities
Net cash used in investing activities was $581 for the six months ended August 1, 2015, compared with net cash used of $462 for the same period in 2014. The increase relates to capital expenditures made to support our customer strategy, including new stores, remodels and investments in technology.
Financing Activities
Net cash used in financing activities was $238 for the six months ended August 1, 2015, compared with $329 for the same period in 2014, primarily due to decreased share repurchase activity in the current year. During the six months ended August 1, 2015, we made payments of $267 for repurchases of our common stock, compared with $326 for the same period in 2014.

27 of 34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Free Cash Flow (Non-GAAP financial measure)
Free Cash Flow is one of our key liquidity measures, and when used in conjunction with GAAP measures, provides investors with a meaningful analysis of our ability to generate cash from our business. For the six months ended August 1, 2015, Free Cash Flow decreased to $(263) compared with $(194) for the six months ended August 2, 2014, primarily due to increased capital expenditures related to new store openings and increased investments in technology.
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

	Six Months Ended
	August 1, 2015	August 2, 2014
Net cash provided by operating activities	$415	$369
Less: capital expenditures	(521)	(376)
Less: cash dividends paid	(142)	(125)
Less: change in credit card receivables originated at third parties	(64)	(77)
Add: increase in cash book overdrafts	49	15
Free Cash Flow	$(263)	$(194)

Net cash used in investing activities	$(581)	$(462)
Net cash used in financing activities	(238)	(329)

28 of 34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Capacity and Commitments
As of August 1, 2015, we had total short-term borrowing capacity available for general corporate purposes of $800. In April 2015, we terminated our $800 senior unsecured revolving credit facility that was scheduled to expire in March 2018. We replaced this with a five-year $800 senior unsecured revolving credit facility ("revolver") that expires in April 2020, with an option to extend for an additional two years. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and other general corporate purposes. As of August 1, 2015, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our revolver.
As a condition of the pending credit card portfolio transaction (see Note 2: Credit Card Receivable Transaction), we are required to defease the $325 secured Series 2011-1 Class A Notes to provide the receivables free and clear. The $325 has been reclassified from long-term debt to current portion of long-term debt during the second quarter of 2015, as we expect to defease the debt by the end of the year.
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
Debt Covenant
The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent ("EBITDAR") leverage ratio of less than four times (see the following additional discussion of Adjusted Debt to EBITDAR). As of August 1, 2015, we were in compliance with this covenant.

29 of 34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our goal is to manage debt levels to maintain an investment-grade credit rating and operate with an efficient capital structure. In evaluating our debt levels, this measure provides a reflection of our credit worthiness that could impact our credit rating and borrowing costs. We also have a debt covenant that requires an adjusted debt to EBITDAR leverage ratio of less than four times. As of August 1, 2015 and August 2, 2014, our Adjusted Debt to EBITDAR was 2.1.
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

	2015[1]	2014[1]
Debt	$3,141	$3,118
Add: estimated capitalized operating lease liability[2]	1,231	1,060
Less: fair value hedge adjustment included in long-term debt	(30)	(42)
Adjusted Debt	$4,342	$4,136

Net earnings	$736	$727
Add: income tax expense	481	453
Add: interest expense, net	133	155
Earnings before interest and income taxes	1,350	1,335

Add: depreciation and amortization expenses	541	478
Add: rent expense	154	133
Add: non-cash acquisition-related charges	16	5
EBITDAR	$2,061	$1,951

Debt to Net Earnings	4.3	4.3
Adjusted Debt to EBITDAR	2.1	2.1
1 The components of Adjusted Debt are as of August 1, 2015 and August 2, 2014, while the components of EBITDAR are for the 12 months ended August 1, 2015 and August 2, 2014.
2 Based upon the estimated lease liability as of the end of the period, calculated as the trailing 12 months of rent expense multiplied by eight. The multiple of eight times rent expense is a commonly used method of estimating the debt we would record for our leases that are classified as operating if they had met the criteria for a capital lease or we had purchased the property.

30 of 34

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

31 of 34

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Repurchases
(Dollar and share amounts in millions, except per share amounts)
The following is a summary of our second quarter share repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
May 2015 (May 3, 2015 to May 30, 2015)	0.7	$74.80	0.7	$920
June 2015 (May 31, 2015 to July 4, 2015)	1.7	74.42	1.7	790
July 2015 (July 5, 2015 to August 1, 2015)	0.7	77.45	0.7	736
Total	3.1	$75.18	3.1
1 In September 2014, our Board of Directors authorized a program to repurchase up to $1,000 of our outstanding common stock, through March 1, 2016. The actual number, price, manner and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Commission rules.
Item 6. Exhibits.
Exhibits are incorporated herein by reference or are filed or furnished with this report as set forth in the Index to Exhibits on page 34 hereof.

32 of 34

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	September 1, 2015

33 of 34

NORDSTROM, INC.
Index to Exhibits

Exhibit		Method of Filing
3.1	Bylaws, as amended and restated on June 23, 2015	Incorporated by reference from the Registrant's Form 8-K filed on June 24, 2015, Exhibit 3.1

10.1	Purchase and Sale Agreement by and among Nordstrom, Inc., Nordstrom Credit, Inc., Nordstrom FSB and TD Bank USA, N.A. dated May 25, 2015	Filed herewith electronically

31.1	Certification of Co-President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of Co-President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Filed herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

34 of 34