Form 10-Q
period 2015-10-31
NORDSTROM INC
filed 2015-12-01
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015
or
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
YES ☐ NO ☑
Common stock outstanding as of November 25, 2015: 183,867,962 shares

1 of 35

NORDSTROM, INC.

2 of 35

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	$3,239	$3,040	$9,953	$9,172
Credit card revenues, net	89	100	291	291
Total revenues	3,328	3,140	10,244	9,463
Cost of sales and related buying and occupancy costs	(2,142)	(1,961)	(6,468)	(5,912)
Selling, general and administrative expenses	(999)	(917)	(3,018)	(2,693)
Credit transaction and other, net	(32)	—	19	—
Earnings before interest and income taxes	155	262	777	858
Interest expense, net	(30)	(34)	(94)	(104)
Earnings before income taxes	125	228	683	754
Income tax expense	(44)	(86)	(263)	(289)
Net earnings	$81	$142	$420	$465

Earnings per share:
Basic	$0.43	$0.74	$2.22	$2.45
Diluted	$0.42	$0.73	$2.17	$2.40

Weighted-average shares outstanding:
Basic	187.2	190.7	189.1	190.0
Diluted	191.3	194.7	193.2	193.4
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net earnings	$81	$142	$420	$465
Postretirement plan adjustments, net of tax	2	1	5	3
Foreign currency translation adjustment	—	(3)	(5)	(2)
Comprehensive net earnings	$83	$140	$420	$466
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 35

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	October 31, 2015	January 31, 2015	November 1, 2014
Assets
Current assets:
Cash and cash equivalents	$821	$827	$433
Accounts receivable, net	215	2,306	2,253
Merchandise inventories	2,402	1,733	2,228
Current deferred tax assets, net	247	256	253
Prepaid expenses and other	202	102	170
Total current assets	3,887	5,224	5,337

Land, property and equipment (net of accumulated depreciation of $5,020, $4,698 and $4,587)	3,742	3,340	3,223
Goodwill	447	435	436
Other assets	510	246	273
Total assets	$8,586	$9,245	$9,269

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,688	$1,328	$1,673
Accrued salaries, wages and related benefits	417	416	377
Other current liabilities	1,075	1,048	950
Current portion of long-term debt	9	8	8
Total current liabilities	3,189	2,800	3,008

Long-term debt, net	2,800	3,123	3,119
Deferred property incentives, net	568	510	503
Other liabilities	621	372	365

Commitments and contingencies (Note 7)

Shareholders' equity:
Common stock, no par value: 1,000 shares authorized; 185.4, 190.1 and 190.1 shares issued and outstanding	2,519	2,338	2,283
(Accumulated deficit) Retained earnings	(1,047)	166	29
Accumulated other comprehensive loss	(64)	(64)	(38)
Total shareholders' equity	1,408	2,440	2,274
Total liabilities and shareholders' equity	$8,586	$9,245	$9,269
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 35

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

			(Accumulated	Accumulated
			Deficit)	Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at January 31, 2015	190.1	$2,338	$166	$(64)	$2,440
Net earnings	—	—	420	—	420
Other comprehensive earnings	—	—	—	—	—
Dividends ($1.11 per share)	—	—	(211)	—	(211)
Special dividend related to the sale of credit card receivables ($4.85 per share)	—	—	(905)	—	(905)
Issuance of common stock for Trunk Club acquisition	0.3	23	—	—	23
Issuance of common stock under stock compensation plans	1.9	104	—	—	104
Stock-based compensation	0.1	54	—	—	54
Repurchase of common stock	(7.0)	—	(517)	—	(517)
Balance at October 31, 2015	185.4	$2,519	$(1,047)	$(64)	$1,408

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at February 1, 2014	191.2	$1,827	$292	$(39)	$2,080
Net earnings	—	—	465	—	465
Other comprehensive earnings	—	—	—	1	1
Dividends ($0.99 per share)	—	—	(189)	—	(189)
Issuance of common stock for Trunk Club acquisition	3.6	280	—	—	280
Issuance of common stock under stock compensation plans	3.0	130	—	—	130
Stock-based compensation	0.5	46	—	—	46
Repurchase of common stock	(8.2)	—	(539)	—	(539)
Balance at November 1, 2014	190.1	$2,283	$29	$(38)	$2,274
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 35

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine Months Ended
	October 31, 2015	November 1, 2014
Operating Activities
Net earnings	$420	$465
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses	424	376
Amortization of deferred property incentives and other, net	(61)	(56)
Deferred income taxes, net	(78)	(39)
Stock-based compensation expense	57	48
Tax benefit from stock-based compensation	14	14
Excess tax benefit from stock-based compensation	(14)	(15)
Bad debt expense	26	28
Credit transaction and other, net	(46)	—
Change in operating assets and liabilities:
Accounts receivable	(73)	(94)
Proceeds from sale of credit card receivables originated at Nordstrom	1,297	—
Merchandise inventories	(607)	(574)
Prepaid expenses and other assets	(36)	(60)
Accounts payable	326	314
Accrued salaries, wages and related benefits	(2)	(13)
Other current liabilities	(34)	38
Deferred property incentives	128	77
Other liabilities	4	7
Net cash provided by operating activities	1,745	516

Investing Activities
Capital expenditures	(857)	(616)
Change in credit card receivables originated at third parties	33	(10)
Proceeds from sale of credit card receivables originated at third parties	890	—
Other, net	3	(12)
Net cash provided by (used in) investing activities	69	(638)

Financing Activities
Proceeds from long-term borrowings, net of discounts	13	26
Principal payments on long-term borrowings	(6)	(5)
Defeasance of long-term debt	(339)	—
Increase (decrease) in cash book overdrafts	7	(58)
Cash dividends paid	(1,116)	(189)
Payments for repurchase of common stock	(517)	(537)
Proceeds from issuances under stock compensation plans	90	117
Excess tax benefit from stock-based compensation	14	15
Other, net	34	(8)
Net cash used in financing activities	(1,820)	(639)

Net decrease in cash and cash equivalents	(6)	(761)
Cash and cash equivalents at beginning of period	827	1,194
Cash and cash equivalents at end of period	$821	$433

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes, net of refunds	$383	$373
Interest, net of capitalized interest	86	99
Non-cash investing and financing activities:
Beneficial interest asset acquired from the sale of credit card receivables	62	—
Issuance of common stock for Trunk Club acquisition	23	280
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

6 of 35

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
The condensed consolidated financial statements as of and for the periods ended October 31, 2015 and November 1, 2014 are unaudited. The condensed consolidated balance sheet as of January 31, 2015 has been derived from the audited consolidated financial statements included in our 2014 Annual Report. The interim condensed consolidated financial statements should be read together with the consolidated financial statements and related footnote disclosures contained in our 2014 Annual Report.
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
Credit Card Revenues, net
On October 1, 2015, we completed the sale of substantially all of our U.S. Visa and private label credit card portfolio in an agreement with TD Bank, N.A. ("TD") (see Note 2: Credit Card Receivable Transaction). Prior to this agreement, credit card revenues included finance charges, late fees and other revenue generated by our combined Nordstrom private label card and Nordstrom Visa credit card programs, and interchange fees generated by the use of Nordstrom Visa credit cards at third-party merchants. Finance charges and late fees were assessed according to the terms of the related cardholder agreements and recognized as revenue when earned. Credit card revenues were recorded net of estimated uncollectible finance charges and fees.
Following the close of the credit card receivable transaction and pursuant to the new program agreement with TD, credit card revenues, net includes our portion of the ongoing credit card revenue, net of credit losses, from both the sold and newly generated credit card receivables. In addition, credit card revenues, net includes asset amortization and deferred revenue recognition of the assets and liabilities recorded as part of the transaction.
Accounts Receivable, net
Prior to the close of the credit card receivable transaction, accounts receivable included credit card receivables from our Nordstrom private label and Visa credit cards, as well as credit and debit card receivables due from third parties.
Following the close of the credit card receivable transaction (see Note 2: Credit Card Receivable Transaction), our remaining accounts receivable, net includes employee credit card receivables, third-party credit receivables and debit card receivables. We continue to record credit card receivables on our Consolidated Balance Sheets at the outstanding balance, net of an allowance for credit losses.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which was subsequently modified in August 2015 by ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing, and uncertainty of revenue and cash flows from contracts with customers. This guidance is now effective for us beginning in the first quarter of 2018. We are currently evaluating the impact the provisions would have on our consolidated financial statements.

7 of 35

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 2: CREDIT CARD RECEIVABLE TRANSACTION
On October 1, 2015, we completed the sale of substantially all of our U.S. Visa and private label credit card portfolio to TD. In connection with the sale, we entered into a long-term program agreement under which TD is the exclusive issuer of our U.S. consumer credit cards. The following events summarize our credit card receivable transaction:

•
Receivables Reclassification – In the second quarter of 2015, we reclassified substantially all of our U.S. Visa and private label credit card receivables from "held for investment" to "held for sale" and, as such, recorded these receivables at the lower of cost (par) or fair value, resulting in the reversal of an allowance for credit losses of $64.

•	Secured Notes Defeasance – In September 2015, we completed the defeasance of our $325 Series 2011-1 Class A Notes in order to provide the credit card receivables to TD free and clear.

•	Transaction Close – At close we received $2.2 billion in cash consideration reflecting the par value of the receivables sold, and incurred $32 in transaction related expenses during the third quarter.

•
Program Agreement – Pursuant to the agreement, we are obligated to offer and administer our loyalty program and perform other account servicing functions. In return, we receive a portion of the ongoing credit card revenue, net of credit losses, from both the sold and newly generated credit card receivables.

Transaction Accounting
The Purchase and Sale and Program agreements constitute a multiple element arrangement. These agreements were accounted for in accordance with Accounting Standards Codification ("ASC") 605, Revenue Recognition and ASC 860, Transfers and Servicing. We allocated the upfront cash consideration to each of the contract elements, including but not limited to receivables, accounts and loyalty obligations based upon relative selling price or fair value. We then recognized revenue relative to each of the contract elements that were delivered or earned, including receivables sold and accounts delivered, and deferred revenue on each of the elements that remained undelivered or unearned, including loyalty obligations.
We recorded the following assets and liabilities associated with the arrangement:

•	Beneficial interest asset of $62 – represents the present value of the expected profits on the receivables sold.

•	Deferred revenue of $289 – primarily related to our obligation to offer and administer our loyalty program over the term of the agreement.

•
Investment in contract asset of $210 – represents the future economic benefit associated with the arrangement and is equal to the difference between the carrying value of the delivered elements and the upfront cash consideration allocated to those elements.

•	We did not record a servicing asset or liability as our servicing fee approximates that of a market participant and represents adequate compensation.
The beneficial interest asset is carried at fair value (see Note 6: Fair Value Measurements) and is amortized over approximately four years based primarily on the payment rate of the associated receivables. The deferred revenue and investment in contract asset are recognized/amortized over seven years on a straight line basis, following the delivery of the contract obligations and expected life of the agreement. We record each of these items in Credit card revenue, net in our Condensed Consolidated Statements of Earnings.
NOTE 3: TRUNK CLUB ACQUISITION
On August 22, 2014, we acquired 100% of the outstanding equity of Trunk Club, a personalized clothing service for men. The purchase price of $357 was partially offset by $46 attributable to Trunk Club employee stock awards that are subject to ongoing vesting requirements and are recorded as compensation expense. Of the purchase price consideration, $35 represents an indemnity holdback, most of which was settled primarily in Nordstrom stock during the third quarter of fiscal 2015, upon satisfaction of the representations, warranties and covenants subject to the indemnities. We allocated the net purchase price of $311 to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated net purchase price recorded as goodwill. On the acquisition date, we recorded current assets of $21, intangible assets of $59, goodwill of $261, and other non-current assets of $2, offset by net liabilities of $32.

8 of 35

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 4: ACCOUNTS RECEIVABLE
On October 1, 2015, we completed the sale of substantially all of our U.S. Visa and private label credit card portfolio to TD (see Note 2: Credit Card Receivable Transaction). The receivables sold to TD, which were classified as "held for sale" as of the second quarter of 2015 are no longer reported on our Condensed Consolidated Balance Sheets. We will continue to service these receivables in accordance with the program agreement with TD. The components of accounts receivable are as follows:

	October 31, 2015	January 31, 2015	November 1, 2014
Credit card receivables[1]	$70	$2,284	$2,228
Allowance for credit losses	(1)	(75)	(75)
Other accounts receivable[2]	146	97	100
Accounts receivable, net	$215	$2,306	$2,253
1 Credit card receivables consist of employee credit card receivables as of October 31, 2015.
2 Other accounts receivable consists primarily of third-party credit receivables and debit card receivables.
Activity in the allowance for credit losses is as follows:

	Quarter Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Allowance at beginning of period	$1	$80	$75	$80
Bad debt expense	6	6	26	28
Write-offs	(11)	(14)	(49)	(52)
Recoveries	5	3	13	19
Reversal of allowance for credit losses	—	—	(64)	—
Allowance at end of period	$1	$75	$1	$75

Prior to the credit card receivable transaction with TD, under certain circumstances we made modifications to payment terms for a customer experiencing financial difficulties in an effort to help the customer avoid a charge-off or bankruptcy and to maximize our recovery of the outstanding balance. These modifications, which met the accounting definition of troubled debt restructurings ("TDRs"), included reduced or waived fees and finance charges, and/or reduced minimum payments. Receivables classified as TDRs as of January 31, 2015 and November 1, 2014 are as follows:

	January 31, 2015[1]	November 1, 2014[1]
Credit card receivables classified as TDRs	$34	$36
Percent of total credit card receivables classified as TDRs	1.5%	1.6%
1 We no longer present the current period balances as our remaining credit card receivables are insignificant and are no longer meaningful.

9 of 35

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

Credit Quality
The primary indicators of the credit quality of the credit card receivables are aging and delinquency, particularly the levels of account balances delinquent 30 days or more, as these are the accounts most likely to be written off. On October 1, 2015, we completed the sale of substantially all of our U.S. Visa and private label credit card portfolio to TD (see Note 2: Credit Card Receivable Transaction). There have been no material changes to the delinquency status or net credit losses of the portfolio sold. The following table illustrates the aging and delinquency status as of January 31, 2015 and November 1, 2014:

	January 31, 2015[1]		November 1, 2014[1]
	Balance	% of total	Balance	% of total
Current	$2,134	93.4%	$2,092	93.9%
1 – 29 days delinquent	103	4.5%	92	4.1%
30 days or more delinquent:
30 – 59 days delinquent	16	0.7%	15	0.7%
60 – 89 days delinquent	10	0.5%	11	0.5%
90 days or more delinquent	21	0.9%	18	0.8%
Total 30 days or more delinquent	47	2.1%	44	2.0%
Total credit card receivables	$2,284	100.0%	$2,228	100.0%

Receivables not accruing finance charges	$13		$10
Receivables 90 days or more delinquent and still accruing finance charges	13		13
1 We no longer present the current period balances as our remaining credit card receivables are insignificant and are no longer meaningful.
We also evaluated credit quality using FICO credit scores. The following table illustrates the distribution of our credit card receivables across FICO score ranges as of January 31, 2015 and November 1, 2014:

	January 31, 2015[1]		November 1, 2014[1]
FICO Score Range[2]	Balance	% of total	Balance	% of total
801+	$369	16.2%	$371	16.6%
660 – 800	1,435	62.8%	1,391	62.4%
001 – 659	392	17.1%	370	16.6%
Other[3]	88	3.9%	96	4.4%
Total credit card receivables	$2,284	100.0%	$2,228	100.0%
1 We no longer present the current period balances as our remaining credit card receivables are insignificant and are no longer meaningful.
2 Amounts listed in the table reflect the most recently obtained credit scores as of the dates indicated.
3 Other consists of amounts not yet posted to customers' accounts and receivables from customers for whom FICO scores were temporarily unavailable.

10 of 35

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 5: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt is as follows:

	October 31, 2015	January 31, 2015	November 1, 2014
Secured
Series 2011-1 Class A Notes, 2.28%, due October 2016	$—	$325	$325
Mortgage payable, 7.68%, due April 2020	32	36	38
Other	5	7	7
Total secured debt	37	368	370

Unsecured
Net of unamortized discount:
Senior notes, 6.25%, due January 2018	649	649	649
Senior notes, 4.75%, due May 2020	499	499	499
Senior notes, 4.00%, due October 2021	499	499	499
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 7.00%, due January 2038	146	146	146
Senior notes, 5.00%, due January 2044	600	598	597
Other	79	72	67
Total unsecured debt	2,772	2,763	2,757

Total long-term debt	2,809	3,131	3,127
Less: current portion	(9)	(8)	(8)
Total due beyond one year	$2,800	$3,123	$3,119
Credit Facilities
As of October 31, 2015, we had total short-term borrowing capacity available for general corporate purposes of $800. In April 2015, we terminated our $800 senior unsecured revolving credit facility that was scheduled to expire in March 2018. We replaced this with a five-year $800 senior unsecured revolving credit facility ("revolver") that expires in April 2020, with an option to extend for an additional two years. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and other general corporate purposes. As of October 31, 2015, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our revolver.
The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent ("EBITDAR") leverage ratio of less than four times. As of October 31, 2015, we were in compliance with this covenant.
As a condition of closing the credit card receivable transaction (see Note 2: Credit Card Receivable Transaction), we defeased the $325 secured Series 2011-1 Class A Notes in order to provide the receivables to TD free and clear.

11 of 35

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
Financial Instruments Measured at Fair Value on a Recurring Basis
We recorded a beneficial interest asset when we completed the sale of substantially all of our U.S. Visa and private label credit card portfolio (see Note 2: Credit Card Receivable Transaction). We determined the fair value of the beneficial interest asset based on a discounted cash flow model using Level 3 inputs in the fair value hierarchy regarding future credit card portfolio performance. Inputs and assumptions include the discount rate, payment rate, credit losses, revenues and expenses. Based on comparable market participant capital structures in the banking and credit card industries, we used a 12% discount rate. Based on historical and expected portfolio performance, we used a monthly payment rate ranging from approximately 6% to 33%, an annual credit loss rate ranging from approximately 1% to 4%, annual revenues ranging from approximately 6% to 18% of credit card receivables and annual expenses ranging from approximately 2% to 9% of credit card receivables. Amortization was the only significant change in value during the quarter and primarily reflects payments received on the receivables sold.
We did not have any financial assets or liabilities that were measured at fair value on a recurring basis as of January 31, 2015 and November 1, 2014.
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
We estimate the fair value of our long-term debt using quoted market prices of the same or similar issues and, as such, this is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	October 31, 2015	January 31, 2015	November 1, 2014
Carrying value of long-term debt[1]	$2,809	$3,131	$3,127
Fair value of long-term debt	3,177	3,693	3,566
1 The carrying value of long-term debt includes the remaining unamortized adjustment from our previous effective fair value hedge.
Non-financial Assets Measured at Fair Value on a Nonrecurring Basis
We measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill, investment in contract asset and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. There were no material impairment charges for these assets for the nine months ended October 31, 2015 and November 1, 2014. We estimate the fair value of goodwill, investment in contract asset and long-lived tangible and intangible assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements.

12 of 35

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 7: COMMITMENTS AND CONTINGENT LIABILITIES
Plans for our Manhattan full-line store ultimately include owning a condominium interest in a mixed-use tower and leasing certain nearby properties. As of October 31, 2015, we had approximately $176 of fee interest in land, which is expected to convert to a condominium interest once the store is constructed. We have committed to make future installment payments based on the developer meeting pre-established construction and development milestones. In the unlikely event that this project is not completed, the opening may be delayed and we may potentially be subject to future losses or capital commitments in order to complete construction or to monetize our investment in the land.
NOTE 8: SHAREHOLDERS' EQUITY
In February 2013, our Board of Directors authorized a program to repurchase up to $800 of our outstanding common stock, through March 1, 2015. There was $73 of unused capacity upon program expiration. In September 2014, our Board of Directors authorized a program to repurchase up to $1,000 of our outstanding common stock, through March 1, 2016. On October 1, 2015, our Board of Directors authorized a program to repurchase up to $1,000 of our outstanding common stock, through March 1, 2017. During the nine months ended October 31, 2015, we repurchased 7.0 shares of our common stock for an aggregate purchase price of $517 and had $1,486 remaining in share repurchase capacity as of October 31, 2015. The actual number, price, manner and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission ("Commission") rules.
On October 1, 2015, our Board of Directors authorized a special cash dividend of $4.85 per share of outstanding common stock, using proceeds from the sale of our credit card receivables (see Note 2: Credit Card Receivable Transaction), payable to shareholders of record at the close of business on October 12, 2015. The special cash dividend was in addition to our recurring quarterly dividend of $0.37 per share, paid in September 2015.
Our accumulated deficit was $1,047 as of October 31, 2015, compared with retained earnings of $29 as of November 1, 2014, primarily resulting from the special cash dividend, our recurring quarterly dividends and increased share repurchases.
In November 2015, subsequent to quarter end, we declared a quarterly dividend of $0.37 per share, payable in December 2015.
NOTE 9: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Stock options	$7	$8	$26	$29
Acquisition-related stock compensation	5	4	14	4
Restricted stock units	4	3	14	9
Performance share units	(1)	—	(1)	1
Other	1	2	4	5
Total stock-based compensation expense, before income tax benefit	16	17	57	48
Income tax benefit	(5)	(6)	(18)	(17)
Total stock-based compensation expense, net of income tax benefit	$11	$11	$39	$31

13 of 35

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

The following table summarizes our grants:

	Nine Months Ended
	October 31, 2015		November 1, 2014
	Granted	Weighted-average grant-date fair value per unit	Granted	Weighted-average grant-date fair value per unit
Stock options	1.8	$21	1.9	$16
Stock options special dividend adjustment	0.9	N/A	—	N/A
Restricted stock units	0.5	77	0.5	63
Restricted stock units special dividend adjustment	0.1	N/A	—	N/A
Special Dividend Adjustment
In connection with the closing of our credit card receivable transaction on October 1, 2015, our board of directors authorized a special cash dividend of $4.85 per share (see Note 8: Shareholders Equity). As required by our equity incentive plans, an adjustment was made to outstanding awards to prevent dilution of their value resulting from the special cash dividend. The adjustments to awards included increasing the number of outstanding restricted shares, stock options and performance shares, as well as reducing the exercise prices of outstanding stock options. These adjustments did not result in incremental stock-based compensation expense as the anti-dilutive adjustments are required by our equity incentive plans.
NOTE 10: EARNINGS PER SHARE
The computation of earnings per share is as follows:

	Quarter Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net earnings	$81	$142	$420	$465

Basic shares	187.2	190.7	189.1	190.0
Dilutive effect of stock options and other	4.1	4.0	4.1	3.4
Diluted shares	191.3	194.7	193.2	193.4

Earnings per basic share	$0.43	$0.74	$2.22	$2.45
Earnings per diluted share	$0.42	$0.73	$2.17	$2.40

Anti-dilutive stock options and other	1.9	1.6	1.8	2.8

14 of 35

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 11: SEGMENT REPORTING
The following tables set forth information for our reportable segments:

	Retail	Corporate/Other	Retail Business[1]	Credit	Total
Quarter Ended October 31, 2015
Net sales	$3,169	$70	$3,239	$—	$3,239
Credit card revenues, net	—	—	—	89	89
Earnings (loss) before interest and income taxes	185	(37)	148	7	155
Interest expense, net	—	(27)	(27)	(3)	(30)
Earnings (loss) before income taxes	185	(64)	121	4	125
Assets[2]	6,140	1,869	8,009	577	8,586

Quarter Ended November 1, 2014
Net sales	$2,991	$49	$3,040	$—	$3,040
Credit card revenues, net	—	—	—	100	100
Earnings (loss) before interest and income taxes	254	(49)	205	57	262
Interest expense, net	—	(29)	(29)	(5)	(34)
Earnings (loss) before income taxes	254	(78)	176	52	228
Assets[2]	5,165	1,788	6,953	2,316	9,269

Nine Months Ended October 31, 2015
Net sales	$10,135	$(182)	$9,953	$—	$9,953
Credit card revenues, net	—	—	—	291	291
Earnings (loss) before interest and income taxes	855	(246)	609	168	777
Interest expense, net	—	(82)	(82)	(12)	(94)
Earnings (loss) before income taxes	855	(328)	527	156	683
Assets[2]	6,140	1,869	8,009	577	8,586

Nine Months Ended November 1, 2014
Net sales	$9,339	$(167)	$9,172	$—	$9,172
Credit card revenues, net	—	—	—	291	291
Earnings (loss) before interest and income taxes	931	(224)	707	151	858
Interest expense, net	—	(90)	(90)	(14)	(104)
Earnings (loss) before income taxes	931	(314)	617	137	754
Assets[2]	5,165	1,788	6,953	2,316	9,269
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

15 of 35

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

The following table summarizes net sales within our reportable segments:

	Quarter Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Nordstrom full-line stores - U.S.	$1,634	$1,666	$5,431	$5,423
Nordstrom.com	414	371	1,518	1,291
Nordstrom	2,048	2,037	6,949	6,714
Nordstrom Rack	885	816	2,573	2,316
Nordstromrack.com/HauteLook	129	93	363	249
Other retail[1]	107	45	250	60
Total Retail segment	3,169	2,991	10,135	9,339
Corporate/Other	70	49	(182)	(167)
Total net sales	$3,239	$3,040	$9,953	$9,172
1 Other retail includes Trunk Club, Nordstrom Canada full-line stores and Jeffrey boutiques.

16 of 35

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

•	successful execution of our information technology strategy,

•	our ability to effectively utilize data in strategic planning and decision making,

•	efficient and proper allocation of our capital resources,

•	our ability to realize the expected benefits, respond to potential risks and appropriately manage potential costs associated with the program agreement with TD,

•	our ability to safeguard our reputation and maintain our vendor relationships,

•	the impact of economic and market conditions and the resultant impact on consumer spending patterns,

•	our ability to respond to the business environment, fashion trends and consumer preferences, including changing expectations of service and experience in stores and online,

•	the effectiveness of planned advertising, marketing and promotional campaigns in the highly competitive retail industry,

•	weather conditions, natural disasters, health hazards, national security or other market disruptions, or the prospects of these events and the resulting impact on consumer spending patterns,

•
our compliance with applicable banking-related laws and regulations, employment laws and regulations, certain international laws and regulations, other laws and regulations applicable to us, including the outcome of claims and litigation and resolution of tax matters, and ethical standards,

•	impact of the current regulatory environment and financial system and health care reforms,

•	compliance with debt covenants, availability and cost of credit, changes in interest rates, debt repayment patterns, personal bankruptcies, and

•	the timing, price, manner and amounts of share repurchases by the Company, if any, or any share issuances by the Company, including issuances associated with option exercises or other matters.
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

17 of 35

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

OVERVIEW
We continue to execute our strategy to enhance the customer experience and serve more customers through our growth initiatives. While we experienced lower growth than expected during the quarter, we are still confident in achieving our long-term plans. For the third quarter our total net sales increased 6.6%, comparable sales increased 0.9% and we achieved the following milestones towards our growth initiatives:

•	We opened our first international flagship full-line store in Vancouver, British Columbia.

•	We opened two new U.S. full-line stores and 16 Nordstrom Rack stores.

•	We increased our fulfillment capacity by over 50% with the opening of our new East coast fulfillment center.
On September 18th, we opened our first international flagship store in Vancouver, B.C. Not only was it the most successful opening in our company's history, it is a major step forward in store experience and services. We believe our continued expansion in Canada represents a $1 billion sales opportunity by 2020 with six announced full-line stores and the potential for approximately 15 Nordstrom Rack stores.
In our Nordstrom business, we opened two full-line stores, including our first in Milwaukee and second in Minneapolis, and relocated a store in Los Angeles. These stores reflect our latest store design, which is now featured in nine locations. At Nordstrom.com, we made ongoing progress on our strategic priorities around selection, convenience and experience. This included expanded selection of approximately 20% and increased capacity with our new East coast fulfillment center.
Our Nordstrom Rack off-price business gives us access to new markets and a pipeline of new and younger customers. We are serving more customers with 16 additional stores, taking our total Rack store count to 194. Additionally, our online business had a significant gain in new customers to Nordstrom over the last year. Net sales at Nordstromrack.com/HauteLook increased 39%. Similar to our full-price business, we see meaningful synergies for customers to engage with us across stores and online.
Lastly, on October 1st, we completed the sale of our credit portfolio to TD Bank, a premiere global financial institution and experienced credit card partner. Our mutual commitment to having Nordstrom employees serve our customers directly was paramount to this partnership. We are able to retain all aspects of customer-facing activities, aligning with our strategy of enhancing the customer experience while allowing for improvement in capital efficiency. We are returning $1.8 billion net proceeds directly to our shareholders, including a special cash dividend of $905 paid on October 27th, with the remaining proceeds to be applied towards share repurchase.
We are well-positioned through our customer strategy while remaining focused on our current execution, and believe we are on track to achieve our sales ambition of over $20 billion by 2020. We are confident that the execution of our strategy will deliver long-term profitable growth and top-quartile shareholder return.

18 of 35

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
Retail Business
Summary
The following table summarizes the results of our Retail Business:

	Quarter Ended
	October 31, 2015		November 1, 2014
	Amount	% of net sales[1]	Amount	% of net sales[1]
Net sales	$3,239	100.0%	$3,040	100.0%
Cost of sales and related buying and occupancy costs	(2,140)	(66.1%)	(1,960)	(64.5%)
Gross profit	1,099	33.9%	1,080	35.5%
Selling, general and administrative expenses	(951)	(29.3%)	(875)	(28.8%)
Earnings before interest and income taxes	$148	4.6%	$205	6.8%

	Nine Months Ended
	October 31, 2015		November 1, 2014
	Amount	% of net sales[1]	Amount	% of net sales[1]
Net sales	$9,953	100.0%	$9,172	100.0%
Cost of sales and related buying and occupancy costs	(6,463)	(64.9%)	(5,908)	(64.4%)
Gross profit	3,490	35.1%	3,264	35.6%
Selling, general and administrative expenses	(2,871)	(28.8%)	(2,557)	(27.9%)
Other loss	(10)	(0.1%)	—	—
Earnings before interest and income taxes	$609	6.1%	$707	7.7%
1 Subtotals and totals may not foot due to rounding.

19 of 35

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

	Quarter Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales by channel:
Nordstrom full-line stores - U.S.	$1,634	$1,666	$5,431	$5,423
Nordstrom.com	414	371	1,518	1,291
Nordstrom	2,048	2,037	6,949	6,714
Nordstrom Rack	885	816	2,573	2,316
Nordstromrack.com/HauteLook	129	93	363	249
Other retail[1]	107	45	250	60
Retail segment	3,169	2,991	10,135	9,339
Corporate/Other	70	49	(182)	(167)
Total net sales	$3,239	$3,040	$9,953	$9,172

Net sales increase	6.6%	8.9%	8.5%	7.3%

Comparable sales increase (decrease) by channel:[2]
Nordstrom full-line stores - U.S.	(2.2%)	0.0%	(0.2%)	(1.0%)
Nordstrom.com	11.4%	21.8%	17.6%	25.2%
Nordstrom	0.3%	3.4%	3.2%	3.2%
Nordstrom Rack	(2.2%)	1.7%	(0.2%)	4.0%
Nordstromrack.com/HauteLook	38.8%	33.8%	46.1%	19.7%
Total company	0.9%	3.9%	3.5%	3.8%

Sales per square foot:[3]
Total sales per square foot	$116	$114	$361	$347
4-wall sales per square foot	93	94	296	295
U.S. full-line sales per square foot	79	81	264	262
Nordstrom Rack sales per square foot	130	138	389	408
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
Total company net sales increased 6.6% for the quarter and 8.5% for the nine months ended October 31, 2015, compared with the same periods in 2014. During the nine months ended October 31, 2015, we opened five full-line stores, relocated one full-line store and opened 27 Nordstrom Rack stores. Overall comparable sales increased 0.9% for the quarter and 3.5% for the nine months ended October 31, 2015.

20 of 35

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Nordstrom net sales, which consists of U.S. full-line and Nordstrom.com businesses, increased to $2,048, or 0.5%, for the third quarter of 2015 and to $6,949, or 3.5%, for the nine months ended October 31, 2015, compared with the same periods in 2014. These increases were driven by growth at Nordstrom.com and new store openings. Although both the number of items sold and the average selling price increased on a comparable basis for the quarter and nine months ended October 31, 2015, the growth in number of transactions decelerated relative to the first half of the year. The top-performing merchandise category for the quarter ended October 31, 2015 was Cosmetics and for the nine months ended October 31, 2015 were Cosmetics and Women's Apparel.
U.S. full-line stores' comparable sales decreased 2.2% for the quarter and 0.2% for the nine months ended October 31, 2015, compared with the same periods in 2014. The top-performing geographic regions for full-line stores for the quarter ended October 31, 2015 were the Northwest and Southern California, while the top-performing geographic regions for the nine months ended October 31, 2015 were the Northwest and Southwest.
Both of our online channels' net sales increased in the quarter and nine months ended October 31, 2015, driven by increased merchandise selection. Nordstrom.com net sales increased 11.4% in the quarter and 18% in the nine months ended October 31, 2015. Nordstromrack.com/HauteLook net sales increased 39% in the third quarter of 2015 and 46% in the nine months ended October 31, 2015.
Nordstrom Rack net sales increased $69, or 8.5%, for the quarter and $257, or 11.1%, for the nine months ended October 31, 2015, compared with the same periods in 2014. Nordstrom Rack comparable sales decreased 2.2% for the quarter and 0.2% for the nine months ended October 31, 2015. The average selling price increased, while the number of items sold decreased on a comparable basis for the quarter and nine months ended October 31, 2015. Nordstrom Rack sales per square foot decreased 6.4% for the third quarter and 4.7% for the nine months ended October 31, 2015 primarily due to new store openings.
Retail Business Gross Profit
The following table summarizes the Retail Business gross profit:

	Quarter Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Retail gross profit[1]	$1,099	$1,080	$3,490	$3,264
Retail gross profit as a % of net sales	33.9%	35.5%	35.1%	35.6%

			October 31, 2015	November 1, 2014
Ending inventory per square foot			$83.98	$81.69
Inventory turnover rate[2]			4.32	4.52
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
Our Retail gross profit rate decreased 162 basis points for the quarter primarily due to higher markdowns in addition to Nordstrom Rack's continued store expansion. For the nine months ended October 31, 2015, our Retail gross profit rate decreased 53 basis points primarily due to higher markdowns. Our Retail gross profit increased $19 for the third quarter of 2015 primarily due to increased sales, partially offset by higher markdowns and Nordstrom Rack's continued store expansion. Retail gross profit increased $226 for the nine months ended October 31, 2015, compared with the same period in 2014, primarily due to increased sales, partially offset by Nordstrom Rack's continued store expansion.

21 of 35

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Our inventory turnover rate of 4.32 times decreased for the period ended October 31, 2015, compared with the same period in 2014, due to softer sales trends experienced during the quarter. Though our ending inventory per square foot of $83.98 increased for the period ended October 31, 2015, our ending inventory increase of 8.0% was in-line with the increase in net sales.
Ending inventory includes pack and hold inventory of $162 and $169 on October 31, 2015 and November 1, 2014, which represents strategic purchases of merchandise for upcoming selling seasons.
Retail Business Selling, General and Administrative Expenses
Retail Business selling, general and administrative expenses ("Retail SG&A") are summarized in the following table:

	Quarter Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Selling, general and administrative expenses	$951	$875	$2,871	$2,557
Selling, general and administrative expenses as a % of net sales	29.3%	28.8%	28.8%	27.9%
Our Retail SG&A rate increased 58 basis points for the quarter and 97 basis points for the nine months ended October 31, 2015 due to planned growth initiatives related to Trunk Club and Canada, and higher fulfillment costs associated with online growth. Retail SG&A increased $76 for the quarter and $314 for the nine months ended October 31, 2015 primarily due to planned growth initiatives related to Trunk Club and Canada and an increase in sales.
Other Loss
Other loss of $10 for the nine months ended October 31, 2015 was due to impairment of an equity method investment as we determined it was no longer recoverable.

22 of 35

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Segment
Summary
The table below provides a detailed view of the operational results of our Credit segment, consistent with Note 11: Segment Reporting. In order to better reflect the economic contribution of our credit and debit card program, intercompany merchant fees are also included in the table below, which represent the estimated costs that would be incurred if cardholders used third-party cards instead of ours in our stores or on our websites.
On October 1, 2015, we completed the sale of substantially all of our U.S. Visa and private label credit card portfolio to TD (see Note 2: Credit Card Receivable Transaction).
Prior to October 1, 2015, interest expense at the Credit segment was equal to the amount of interest related to securitized debt plus an amount assigned to the Credit segment in proportion to the estimated debt and equity needed to fund our credit card receivables. Based on our research, debt as a percentage of credit card receivables for other credit card companies ranged from 70% to 90%. As such, we considered a mix of 80% debt and 20% equity appropriate, and therefore assigned interest expense to the Credit segment as if it carried debt of up to 80% of the credit card receivables. Subsequent to the sale, we no longer allocate interest expense to the Credit segment as we do not fund the accounts receivable now owned by TD.

	Quarter Ended
	October 31, 2015	November 1, 2014
Credit card revenues, net	$89	$100
Credit expenses	(50)	(43)
Credit transaction, net	(32)	—
Earnings before interest and income taxes[1]	7	57
Interest expense	(3)	(5)
Intercompany merchant fees	24	23
Credit segment contribution, before income taxes	$28	$75

Credit and debit card volume[2]:
Outside	$1,059	$1,074
Inside	1,243	1,160
Total volume	$2,302	$2,234

	Nine Months Ended
	October 31, 2015	November 1, 2014
Credit card revenues, net	$291	$291
Credit expenses	(152)	(140)
Credit transaction, net	29	—
Earnings before interest and income taxes[1]	168	151
Interest expense	(12)	(14)
Intercompany merchant fees	83	77
Credit segment contribution, before income taxes	$239	$214

Credit and debit card volume[2]:
Outside	$3,209	$3,220
Inside	4,242	3,879
Total volume	$7,451	$7,099
1 As presented in Note 11: Segment Reporting.
2 Volume represents sales plus applicable taxes on all Nordstrom branded credit and debit cards, including those owned by TD.

23 of 35

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Card Revenues, net
The following is a summary of our credit card revenues, net:

	Quarter Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Finance charge revenue	$45	$64	$173	$186
Interchange	15	22	60	66
Late fees and other	14	14	43	39
Credit program revenues, net	15	—	15	—
Total credit card revenues, net	$89	$100	$291	$291
Prior to the close of the credit card receivable transaction on October 1, 2015, credit card revenues included finance charges, interchange fees, late fees and other revenue, recorded net of estimated uncollectible finance charges and fees. Finance charges represent interest earned on unpaid balances while interchange fees are earned from the use of Nordstrom Visa credit cards at merchants outside of Nordstrom. Late fees are assessed when a credit card account becomes past due. We continue to recognize revenue in this manner for the credit card receivables retained subsequent to the close of the credit card receivable transaction.
Following the close of the credit card receivable transaction and pursuant to the new program agreement with TD, we receive our portion of the ongoing credit card revenue, net of credit losses, from both the sold and newly generated credit card receivables, and is recorded in credit program revenues, net. Asset amortization and deferred revenue recognition associated with the assets and liabilities recorded as part of the transaction are also recorded in credit program revenues, net.
Credit card revenues, net decreased $11 for the quarter ended October 31, 2015, compared with the same period in the prior year, primarily due to amortization and the impact of the program agreement with TD.
Credit Expenses
Credit expenses are summarized in the following table:

	Quarter Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Operational expenses	$42	$36	$121	$108
Bad debt expense	6	6	26	28
Occupancy expenses	2	1	5	4
Total credit expenses	$50	$43	$152	$140
Total credit expenses increased $7 for the quarter and $12 for the nine months ended October 31, 2015, compared with the same periods in the prior year, due to higher operational costs related to increased credit volume.
Credit Transaction, net
Credit transaction, net of $(32) for the quarter ended October 31, 2015 represents transaction costs associated with the sale. Credit transaction, net of $29 for the nine months ended October 31, 2015 is due to the reversal of the allowance for credit losses on receivables reclassified as "held for sale" during the second quarter, partially offset by transaction related costs related to the sale of these receivables.
Allowance for Credit Losses and Credit Trends
We considered a credit card account delinquent if the minimum payment was not received by the payment due date. Our aging method was based on the number of completed billing cycles during which the customer failed to make a minimum payment. During the third quarter of 2014, we modified our write-off policy from 150 days past due to 180 days past due to better align with industry practice.

24 of 35

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Substantially all of our U.S. Visa and private label receivables were reclassified as "held for sale" during the second quarter of 2015, and resulted in the reversal of the allowance for credit losses on those receivables. Activity in the allowance for credit losses is as follows:

	Quarter Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Allowance at beginning of period	$1	$80	$75	$80
Bad debt expense	6	6	26	28
Write-offs	(11)	(14)	(49)	(52)
Recoveries	5	3	13	19
Reversal of allowance for credit losses	—	—	(64)	—
Allowance at end of period	$1	$75	$1	$75
Intercompany Merchant Fees
Intercompany merchant fees represent the estimated costs that would be incurred if Nordstrom cardholders used third-party cards in our Nordstrom stores and online. This estimate increased to $24 for the quarter ended October 31, 2015 from $23 for the same period in 2014, and increased to $83 for the nine months ended October 31, 2015 from $77 for the same period in 2014. These changes were primarily driven by the increased use of Nordstrom branded credit and debit cards in store and online.
Total Company Results
Interest Expense, net
Interest expense, net was $30 for the third quarter and $94 for the nine months ended October 31, 2015, compared with $34 for the third quarter and $104 for the nine months ended November 1, 2014. The decreases are primarily due to increased capitalized interest resulting from growth-related initiatives.
Income Tax Expense
Income tax expense is summarized in the following table:

	Quarter Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Income tax expense	$44	$86	$263	$289
Effective tax rate	35.2%	37.9%	38.5%	38.3%
The effective tax rate decreased for the quarter ended October 31, 2015, compared with the same period in 2014, primarily due to the benefit of income tax credits in 2015, and changes in non-deductible expenses and estimated tax reserves. The effective tax rate was flat for the nine months ended October 31, 2015, compared with the same period in 2014.

25 of 35

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Fiscal Year 2015 Outlook
The Company updated its annual earnings per diluted share expectations, incorporating third quarter results. Our expectations for fiscal 2015 are as follows:

	Prior Outlook	Current Outlook
Net sales increase (percent)	8.5 to 9.5	7.5 to 8.0
Comparable sales increase (percent)	3.5 to 4.5	2.5 to 3.0
Gross profit % (basis points)	5 decrease to 5 increase	50 to 60 decrease
Selling, general and administrative expenses % (basis points)	65 to 75 increase	70 to 75 increase
Earnings per diluted share (excluding the impact of the credit transaction and other, and impact of any future share repurchases)[1]	$3.70 to $3.80	$3.40 to $3.50
Impact of credit transaction and other[1]	$51 million EBIT increase	$38 million EBIT decrease
Earnings per diluted share (excluding the impact of any future share repurchases)	$3.85 to $3.95	$3.30 to $3.40
1 The impact of the credit transaction and other primarily represents credit program revenues related to the program agreement, transaction costs, non-cash accounting adjustments and other loss.

26 of 35

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Return on Invested Capital ("ROIC") (Non-GAAP financial measure)
We believe ROIC is a useful financial measure for investors in evaluating the efficiency and effectiveness of our use of capital and believe ROIC is an important component of shareholders' return over the long term. In addition, we incorporate ROIC in our executive incentive compensation measures. For the 12 fiscal months ended October 31, 2015, our ROIC decreased to 11.4% compared with 13.1% for the 12 fiscal months ended November 1, 2014, primarily due to ongoing store expansion and increased technology investments in addition to the acquisition of Trunk Club.
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

	12 Fiscal months ended
	October 31, 2015	November 1, 2014
Net earnings	$675	$732
Add: income tax expense	438	458
Add: interest expense	129	155
Earnings before interest and income tax expense	1,242	1,345

Add: rent expense	165	133
Less: estimated depreciation on capitalized operating leases[1]	(88)	(70)
Net operating profit	1,319	1,408

Less: estimated income tax expense[2]	(519)	(542)
Net operating profit after tax	$800	$866

Average total assets[3]	$9,362	$8,733
Less: average non-interest-bearing current liabilities[4]	(2,965)	(2,658)
Less: average deferred property incentives[3]	(536)	(498)
Add: average estimated asset base of capitalized operating leases[5]	1,171	1,035
Average invested capital	$7,032	$6,612

Return on assets	7.2%	8.4%
ROIC	11.4%	13.1%
1 Capitalized operating leases is our best estimate of the asset base we would record for our leases that are classified as operating if they had met the criteria for a capital lease or we had purchased the property. Asset base is calculated as described in footnote 5 below.
2 Based upon our effective tax rate multiplied by the net operating profit for the 12 fiscal months ended October 31, 2015 and November 1, 2014.
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

27 of 35

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
Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments. We believe that as of October 31, 2015, our existing cash and cash equivalents on-hand of $821, available credit facilities of $800 and potential future operating cash flows and borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives. Further, upon the closing of our credit card receivable transaction, we received net proceeds of approximately $1.8 billion, after $325 in debt reduction and transaction costs. On October 27, 2015, the Company paid a special cash dividend of $905, or $4.85 per share of outstanding common stock, using the proceeds from the sale of our credit card receivables. In addition, the Company expects to initiate share repurchase with the remaining net proceeds beginning in the fourth quarter of this year.
For the nine months ended October 31, 2015, cash and cash equivalents decreased by $6 to $821, due to payments for cash dividends of $1,116 and capital expenditures of $857, offset by net proceeds from the sale of our credit card receivables of $1,848.
Operating Activities
Net cash provided by operating activities increased $1,229 for the nine months ended October 31, 2015, compared with the same period in 2014, primarily due to proceeds from the sale of credit card receivables originated at Nordstrom of $1,297.
Investing Activities
Net cash provided by investing activities was $69 for the nine months ended October 31, 2015, compared with net cash used of $638 for the same period in 2014. The increase relates to proceeds from the sale of the credit card receivables originated at third parties of $890, offset by capital expenditures of $857.
Financing Activities
Net cash used in financing activities was $1,820 for the nine months ended October 31, 2015, compared with $639 for the same period in 2014, primarily due to an increase in cash dividends paid. The nine months ended October 31, 2015 included a special cash dividend of $905.

28 of 35

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Free Cash Flow (Non-GAAP financial measure)
Free Cash Flow is one of our key liquidity measures, and when used in conjunction with GAAP measures, provides investors with a meaningful analysis of our ability to generate cash from our business. For the nine months ended October 31, 2015, Free Cash Flow increased to $702 compared with $(357) for the nine months ended November 1, 2014, primarily due to an increase in cash provided by operating activities as a result of proceeds from the sale of our credit card receivables, partially offset by cash dividends paid.
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

	Nine Months Ended
	October 31, 2015	November 1, 2014
Net cash provided by operating activities	$1,745	$516
Less: capital expenditures	(857)	(616)
Less: cash dividends paid	(1,116)	(189)
Add: proceeds from sale of credit card receivables originated at third parties	890	—
Add (Less): change in credit card receivables originated at third parties	33	(10)
Add (Less): change in cash book overdrafts	7	(58)
Free Cash Flow	$702	$(357)

Net cash provided by (used in) investing activities	$69	$(638)
Net cash used in financing activities	(1,820)	(639)

29 of 35

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Capacity and Commitments
As of October 31, 2015, we had total short-term borrowing capacity available for general corporate purposes of $800. In April 2015, we terminated our $800 senior unsecured revolving credit facility that was scheduled to expire in March 2018. We replaced this with a five-year $800 senior unsecured revolving credit facility ("revolver") that expires in April 2020, with an option to extend for an additional two years. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and other general corporate purposes. As of October 31, 2015, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our revolver.
As a condition of closing the credit card receivable transaction (see Note 2: Credit Card Receivable Transaction), we defeased the $325 secured Series 2011-1 Class A Notes to provide the receivables to TD free and clear.
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
Debt Covenant
The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent ("EBITDAR") leverage ratio of less than four times (see the following additional discussion of Adjusted Debt to EBITDAR). As of October 31, 2015, we were in compliance with this covenant.

30 of 35

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our goal is to manage debt levels to maintain an investment-grade credit rating and operate with an efficient capital structure. In evaluating our debt levels, this measure provides a reflection of our credit worthiness that could impact our credit rating and borrowing costs. We also have a debt covenant that requires an adjusted debt to EBITDAR leverage ratio of less than four times. As of October 31, 2015 and November 1, 2014, our Adjusted Debt to EBITDAR was 2.1.
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

	2015[1]	2014[1]
Debt	$2,809	$3,127
Add: estimated capitalized operating lease liability[2]	1,320	1,068
Less: fair value hedge adjustment included in long-term debt	(26)	(39)
Adjusted Debt	$4,103	$4,156

Net earnings	$675	$732
Add: income tax expense	438	458
Add: interest expense, net	129	155
Earnings before interest and income taxes	1,242	1,345

Add: depreciation and amortization expenses	557	498
Add: rent expense	165	133
Add: non-cash acquisition-related charges	13	8
EBITDAR	$1,977	$1,984

Debt to Net Earnings	4.2	4.3
Adjusted Debt to EBITDAR	2.1	2.1
1 The components of Adjusted Debt are as of October 31, 2015 and November 1, 2014, while the components of EBITDAR are for the 12 months ended October 31, 2015 and November 1, 2014.
2 Based upon the estimated lease liability as of the end of the period, calculated as the trailing 12 months of rent expense multiplied by eight. The multiple of eight times rent expense is a commonly used method of estimating the debt we would record for our leases that are classified as operating if they had met the criteria for a capital lease or we had purchased the property.
Off-Balance Sheet Arrangements
On October 1, 2015, we completed the sale of substantially all of our U.S. Visa and private label credit card portfolio to TD (see Note 2: Credit Card Receivable Transaction). This transaction represents an off-balance sheet arrangement and credit card receivables serviced under this contract are $2,199 as of October 31, 2015.

31 of 35

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

32 of 35

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Repurchases
(Dollar and share amounts in millions, except per share amounts)
The following is a summary of our third quarter share repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
August 2015 (August 2, 2015 to August 29, 2015)	0.2	$73.10	0.2	$718
September 2015 (August 30, 2015 to October 3, 2015)	1.9	73.08	1.9	1,579
October 2015 (October 4, 2015 to October 31, 2015)	1.4	68.77	1.4	1,486
Total	3.5	$71.42	3.5
1 In September 2014, our Board of Directors authorized a program to repurchase up to $1,000 of our outstanding common stock, through March 1, 2016. On October 1, 2015, our Board of Directors authorized a program to repurchase up to $1,000 of our outstanding common stock, through March 1, 2017. The actual number, price, manner and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Commission rules.
Item 6. Exhibits.
Exhibits are incorporated herein by reference or are filed or furnished with this report as set forth in the Index to Exhibits on page 35 hereof.

33 of 35

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	December 1, 2015

34 of 35

NORDSTROM, INC.
Index to Exhibits

Exhibit		Method of Filing
10.1	Credit Card Program Agreement by and among Nordstrom, Inc., Nordstrom fsb and TD Bank USA, N.A. dated May 25, 2015	Filed herewith electronically

31.1	Certification of Co-President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of Co-President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Filed herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

35 of 35