Form 10-K
period 2016-01-30
NORDSTROM INC
filed 2016-03-14
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of July 31, 2015 the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $11.7 billion using the closing sales price on that day of $76.31. On March 11, 2016, 172,920,293 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2016 Annual Meeting of Shareholders scheduled to be held on May 19, 2016 are incorporated into Part III.

Nordstrom, Inc. and subsidiaries 1

[This page intentionally left blank.]

Nordstrom, Inc. and subsidiaries 3

PART I
Item 1. Business.
DESCRIPTION OF BUSINESS
Founded in 1901 as a retail shoe business in Seattle, Nordstrom later incorporated in Washington state in 1946 and went on to become one of the leading fashion specialty retailers based in the U.S. As of March 14, 2016, we operate 323 U.S. stores located in 39 states as well as a robust ecommerce business through Nordstrom.com, Nordstromrack.com/HauteLook and TrunkClub.com. We also operate three Nordstrom full-line stores in Canada. The west and east coasts of the U.S. are the areas in which we have the largest presence. We have two reportable segments, which include Retail and Credit.
As of March 14, 2016, the Retail segment includes our 118 Nordstrom-branded full-line stores in the U.S. and Nordstrom.com, 197 off-price Nordstrom Rack stores, three Canada full-line stores, Nordstromrack.com/HauteLook, five Trunk Club clubhouses and TrunkClub.com, our two Jeffrey boutiques and one clearance store that operates under the name “Last Chance.” Through these multiple retail channels, we strive to deliver the best customer experience possible. We offer an extensive selection of high-quality brand-name and private label merchandise focused on apparel, shoes, cosmetics and accessories. Our integrated Nordstrom full-line stores and online store allow us to provide our customers with a seamless shopping experience. In-store purchases are primarily fulfilled from that store’s inventory, but when inventory is unavailable at that store it may also be shipped to our customers from our fulfillment centers in Cedar Rapids, Iowa and Elizabethtown, Pennsylvania, or from other Nordstrom full-line stores. Online purchases are primarily shipped to our customers from our Cedar Rapids and East Coast fulfillment centers, but may also be shipped from our Nordstrom full-line stores. Our customers can also pick up online orders in our Nordstrom full-line stores if inventory is available at one of our locations. These capabilities allow us to better serve customers across various channels and improve sales. Nordstrom Rack stores purchase merchandise primarily from the same vendors carried in Nordstrom full-line stores and also serve as outlets for clearance merchandise from our Nordstrom stores and other retail channels. Nordstromrack.com/HauteLook offers a persistent selection of off-price merchandise, as well as limited-time sale events on fashion and lifestyle brands and are integrated with a single customer log-in, shared shopping cart and streamlined checkout process. Nordstromrack.com combines the technology expertise of HauteLook with the merchant expertise of Nordstrom Rack. Online purchases are primarily shipped to our customers from our San Bernardino fulfillment center. Furthermore, we can accommodate returns from these sites by mail or at any Nordstrom Rack location.
Through our Credit segment, our customers can access a variety of payment products and services, including a Nordstrom-branded private label card, two Nordstrom-branded Visa credit cards and a debit card for Nordstrom purchases. The credit and debit cards feature a loyalty program designed to increase customer visits and spending. Although the primary purposes of our Credit segment are to foster greater customer loyalty and drive more sales, through our program agreement with TD Bank, N.A. (“TD”) (see Note 2: Credit Card Receivable Transaction in Item 8), we also receive credit card revenue. In addition, we save on interchange fees that the Retail segment would incur if our customers used non-Nordstrom-branded cards.
For more information about our business and our reportable segments, see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 17: Segment Reporting in Item 8.
FISCAL YEAR
We operate on a 52/53-week fiscal year ending on the Saturday closest to January 31st. References to 2015 and all years within this document are based on a 52-week fiscal year, except 2012, which is based on a 53-week fiscal year.
TRADEMARKS
We have 147 trademarks, each of which is the subject of one or more trademark registrations and/or trademark applications. Our most notable trademarks include Nordstrom, Nordstrom Rack, HauteLook, Trunk Club, Halogen, BP., Zella, 14th & Union, Tucker+Tate and Caslon. Each of our trademarks is renewable indefinitely, provided that it is still used in commerce at the time of the renewal.
RETURN POLICY
We have a fair and liberal approach to returns as part of our objective to provide high-quality customer service. We do not have a formal return policy at our Nordstrom full-line stores or online at Nordstrom.com. Our goal is to take care of our customers, which includes making returns and exchanges easy, whether in stores or online, where we offer free shipping on purchases and returns. Our Nordstrom Rack stores generally accept returns up to 90 days from the date of purchase with the original price tag and sales receipt, and also accept returns of Nordstromrack.com/HauteLook merchandise. Nordstromrack.com/HauteLook generally accept returns of apparel, footwear and accessories within 90 days from the date of shipment.
SEASONALITY
Our business, like that of other retailers, is subject to seasonal fluctuations. Due to our Anniversary Sale in July and the holidays in the fourth quarter, our sales are typically higher in the second and fourth quarters than in the first and third quarters of the fiscal year. In 2016, our Anniversary Sale will shift to the last week of July and the first week of August, which will move one week of event sales to the third quarter.

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
INVENTORY
We plan our merchandise purchases and receipts to coincide with expected sales trends. For instance, our merchandise purchases and receipts increase prior to our Anniversary Sale, which has historically extended over the last two weeks of July. We also purchase and receive a larger amount of merchandise in the fall as we prepare for the holiday shopping season (from late November through December). At Nordstrom Rack we invest in pack and hold inventory which involves the strategic purchase of merchandise from some of our full-line stores’ top brands in advance of the upcoming selling seasons to take advantage of favorable buying opportunities. This inventory is typically held for six months on average and has been an important component of Nordstrom Rack’s inventory strategy. We pay for our merchandise purchases under the terms established with our vendors.
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
EMPLOYEES
During 2015, we employed approximately 72,500 employees on a full- or part-time basis. Due to the seasonal nature of our business, employment increased to approximately 74,000 employees in July 2015 and 78,000 in December 2015. All of our employees are non-union. We believe our relationship with our employees is good.
CAUTIONARY STATEMENT
Certain statements in this Annual Report on Form 10-K contain or may suggest “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, including, but not limited to, anticipated financial outlook for the fiscal year ending January 28, 2017, anticipated annual total and comparable sales rates, anticipated new store openings in existing, new and international markets, anticipated Return on Invested Capital and trends in our operations. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including, but not limited to:
Strategic and Operational

•
successful execution of our customer strategy, including expansion into new domestic and international markets, acquisitions, investments in our stores and online, our ability to realize the anticipated benefits from growth initiatives and our ability to provide a seamless experience across all channels,

•	timely and effective execution of our ecommerce initiatives and ability to manage the costs and organizational changes associated with this evolving business model,

•	timely completion of construction associated with newly planned stores, relocations and remodels, all of which may be impacted by the financial health of third parties,

•	our ability to maintain relationships with our employees and to effectively attract, develop and retain our future leaders,

•	effective inventory management processes and systems, fulfillment processes and systems, disruptions in our supply chain and our ability to control costs,

•
the impact of any systems failures, cybersecurity and/or security breaches, including any security breach of our systems or those of a third-party provider that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information or compliance with information security and privacy laws and regulations in the event of such an incident,

•	successful execution of our information technology strategy,

•	our ability to effectively utilize data in strategic planning and decision making,

•	efficient and proper allocation of our capital resources,

•	our ability to realize the expected benefits, respond to potential risks and appropriately manage potential costs associated with our program agreement with TD,

•	our ability to safeguard our reputation and maintain our vendor relationships,

•	our ability to respond to the business environment, fashion trends and consumer preferences, including changing expectations of service and experience in stores and online,

•	the effectiveness of planned advertising, marketing and promotional campaigns in the highly competitive retail industry,

•
the timing, price, manner and amounts of share repurchases by the Company, if any, or any share issuances by the Company, including issuances associated with option exercises, acquisitions or other matters,

Nordstrom, Inc. and subsidiaries 5

Economic and External

•	the impact of economic and market conditions and the resultant impact on consumer spending patterns,

•	weather conditions, natural disasters, health hazards, national security or other market disruptions, or the prospects of these events and the resulting impact on consumer spending patterns,
Legal and Regulatory

•
our compliance with applicable domestic and international laws, regulations, and ethical standards, including those related to banking, employment and tax and the outcome of claims and litigation and resolution of such matters,

•	impact of the current regulatory environment and financial system and health care reforms, and

•	compliance with debt covenants, availability and cost of credit, changes in our credit rating, changes in interest rates, debt repayment patterns, and personal bankruptcies.
These and other factors, including those factors described in Item 1A: Risk Factors, could affect our financial results and cause actual results to differ materially from any forward-looking information we may provide. We undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.
SEC FILINGS
We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”). All the materials we file with the SEC are publicly available at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
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
RISKS DUE TO STRATEGIC AND OPERATIONAL FACTORS
Our customer strategy focuses on providing a seamless and high-quality experience across all Nordstrom channels and failure to successfully execute our plans could negatively impact our current business and future profitability.
We are enhancing our customer shopping experience in our stores, online, and in mobile and social channels by pursuing a heightened focus on technology and ecommerce to fuel our growth. With the accelerated pace of change in the retail environment, we may not be able to meet our customers’ changing expectations in how they shop in stores or through ecommerce. If we target the wrong opportunities, fail to make investments at the right time or pace, fail to make the best investments in the right channels or make an investment commitment significantly above or below our needs, it may harm our competitive position. If these technologies and investments do not perform as expected, are not seamlessly integrated, or are not maintained properly, our profitability and growth could be adversely affected.

We are continuing our plan to accelerate the number of new Nordstrom Rack store openings. New store openings both at Nordstrom Rack and in our full-line stores involve certain risks, including the availability of suitable locations, constructing, furnishing and supplying a store in a timely and cost-effective manner and properly balancing our capital investments between new stores, remodels, technology and ecommerce. In addition, we may not accurately assess the demographic or retail environment for a particular location and sales at new, relocated or remodeled stores may not meet our projections, particularly in light of the changing trends between online and brick-and-mortar shopping channels, which could adversely affect our return on investment. We also intend to open stores in new and international markets, such as Canada and Manhattan, and expansion will require additional management attention and resources and may distract us from executing our core operations. In addition, competition from strong local competitors, compliance with foreign and local laws and regulatory requirements and potentially unfavorable tax consequences may cause our business to be adversely impacted.
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
Our growth strategy as it relates to ecommerce could have adverse impacts on our results of operations if not successfully executed.
We are continuing our investment in ecommerce as advancements in technology have impacted shopping behaviors of consumers. Computers, mobile phones, tablets and other devices allow customers to browse and transact anywhere or anytime. Our growth strategies in this area span the development of applications for electronic devices, improvement of customer-facing technology, timely delivery of products purchased online, enhancement of inventory management systems, greater and more fluid inventory availability between online and retail locations, and greater consistency in marketing and pricing strategies. This business model has a high variable cost structure driven by fulfillment, marketing and technology costs and will continue to require investment in cross-channel operations and supporting technologies. If we do not implement and expand our ecommerce initiatives successfully or we do not realize our anticipated return on these investments, our profitability and growth could be adversely affected. In addition, if customers shift to ecommerce more quickly than we anticipate, we may need to accelerate our ecommerce initiatives and investments and may experience higher costs adversely impacting our profitability.
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
Improvements to our merchandise buying and fulfillment processes and systems could adversely affect our business if not successfully executed.
We are making investments to improve our merchandise planning, procurement, allocation and fulfillment capabilities through changes in personnel, processes, location logistics and technology over a period of several years. If we encounter challenges associated with change management, the ability to hire and retain key personnel involved in these efforts, implementation of associated information technology or adoption of new processes, our ability to continue to successfully execute our strategy or evolve our strategy as the retail environment changes could be adversely affected. As a result, we may not derive the expected benefits to our sales and profitability, or we may incur increased costs relative to our current expectations.
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

Nordstrom, Inc. and subsidiaries 7

Even if we take appropriate measures to safeguard our information security and privacy environment from security breaches, our customers and our business could still be exposed to risk.
Our Retail and Credit segments involve the collection, storage and transmission of customers’ personal information, consumer preferences and credit card information. In addition, our operations involve the collection, storage and transmission of employee information and Company financial and strategic data. Any measures we implement to prevent a security or cybersecurity threat may not be totally effective and may have the potential to harm relations with our customers or decrease activity on our websites by making them more difficult to use. In addition, the regulatory environment surrounding information security, cybersecurity and privacy is increasingly demanding, with new and constantly changing requirements. Security breaches and cyber incidents and their remediation, whether at our Company, our third-party providers or other retailers, could expose us to a risk of loss or misappropriation of this information, litigation, potential liability, reputation damage and loss of customers’ trust and business, which could adversely impact our sales. Any such breaches or incidents could subject us to investigation, notification and remediation costs, and if there is additional information that is later discovered related to such security breach or incident, there could be further loss of customers’ trust and business based upon their reactions to this additional information. Additionally, we could be subject to credit card fraud losses due to external credit card fraud.
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
Ownership and leasing real estate exposes us to possible liabilities and losses.
We own or lease the land and/or building for all of our stores and are therefore subject to all of the risks associated with owning and leasing real estate. In particular, the value of the assets could decrease and their operating costs could increase, due to changes in the real estate market, demographic trends, site competition and overall economic trends. Additionally, we are potentially subject to liability for environmental conditions, exit costs associated with disposal of a store, commitments to pay base rent for the entire lease term or operate a store for the duration of an operating covenant.
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
The transaction related to the sale of our credit card receivables and resulting program agreement with TD could adversely impact our business.
In October 2015, we completed the sale of a substantial majority of our U.S. Visa and private label credit card portfolio to TD. While this transaction was consummated on terms that allow us to maintain customer-facing activities, if we fail to meet certain service levels under the program agreement with TD, TD has the right to assume certain individual servicing functions. If we lose control of such activities and functions, if we do not successfully respond to potential risks and appropriately manage potential costs associated with the program agreement with TD, or if this transaction negatively impacts the customer service associated with our cards, our operations, cash flows and returns to shareholders could be adversely affected, which could also harm our business reputation and competitive positioning.
The concentration of stock ownership in a small number of our shareholders could limit your ability to influence corporate matters.
We have regularly reported in our annual proxy statements the holdings of members of the Nordstrom family, including Bruce A. Nordstrom, our former Co-President and Chairman of the Board, his sister Anne E. Gittinger and members of the Nordstrom family within our Executive Team. In our proxy statement as of March 11, 2016, for the 2016 Annual Meeting of Shareholders, these individuals beneficially owned an aggregate of approximately 30% of our common stock. As a result, either individually or acting together, they may be able to exercise considerable influence over matters requiring shareholder approval. As reported in our periodic filings, our Board of Directors has from time to time authorized share repurchases. While these share repurchases may be offset in part by share issuances under our equity incentive plans and as consideration for acquisitions, the repurchases may nevertheless have the effect of increasing the overall percentage ownership held by these shareholders. The corporate law of the State of Washington, where the Company is incorporated, provides that approval of a merger or similar significant corporate transaction requires the affirmative vote of two-thirds of a company’s outstanding shares. The beneficial ownership of these shareholders may have the effect of discouraging offers to acquire us, delay or otherwise prevent a significant corporate transaction because the consummation of any such transaction would likely require the approval of these shareholders. As a result, the market price of our common stock could be affected.

Investment and partnerships in new business strategies and acquisitions could disrupt our core business.
We have invested in or are pursuing strategic growth opportunities, which may include acquisitions of, or investments in, other businesses, as well as new technologies or other investments to provide a superior customer shopping experience in our stores and online. Additionally, our business model will continue to rely more on partnerships with third parties for certain strategic initiatives and technologies. If these investments, acquisitions or partnerships do not perform as expected or create operational difficulties, we may record impairment charges and our profitability and growth could be adversely affected.
RISKS DUE TO ECONOMIC AND EXTERNAL MARKET FACTORS
A downturn in economic conditions could have a significant adverse effect on our business.
During economic downturns, fewer customers may shop for the high-quality items in our stores and on our websites as they may be seen as discretionary and those who do shop may limit the amount of their purchases. This reduced demand may lead to lower sales, higher markdowns, an overly promotional environment and increased marketing and promotional spending.
Our business could suffer if we do not appropriately assess and react to competitive market forces and changes in customer behavior.
We compete with other international, national, regional, local and online retailers that may carry similar lines of merchandise, including department stores, specialty stores, off-price stores, boutiques and Internet businesses. The retail environment is rapidly evolving with customer shopping preferences continuing to shift online and we expect competition in the ecommerce market to intensify in the future as the Internet facilitates competitive entry and comparison shopping. We may lose market share to our competitors and our sales and profitability could suffer if we are unable to remain competitive. Our financial model is changing to match customer shopping preferences, but if we do not properly allocate our capital between the store and online environment, or adjust the effectiveness and efficiency of our stores and online channels, our overall sales and profitability could suffer.
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
Our ability to predict or respond to constantly changing fashion trends, consumer preferences and spending patterns significantly impacts our sales and operating results. If we do not identify and respond to emerging trends in consumer spending and preferences quickly enough, we may harm our ability to retain our existing customers or attract new customers. If we purchase too much inventory, we may be forced to sell our merchandise at lower average margins, which could harm our business. Conversely, if we fail to purchase enough merchandise, we may lose opportunities for additional sales and potentially harm relationships with our customers.
The results of our Credit operations could be adversely affected by changes in market conditions.
Our credit card revenues, net and profitability are subject in large part to economic and market conditions that are beyond our control, including, but not limited to, interest rates, consumer credit availability, consumer debt levels, unemployment trends and other factors. These economic and market conditions could impair our revenues and the profitability of our Credit segment due to factors such as lower demand for credit, unfavorable payment patterns and higher delinquency rates. Additionally, our results may be negatively impacted if there are changes to the credit card risk management policies implemented under our program agreement with TD.
Our business and operations could be materially and adversely affected by supply chain disruptions, port disruptions, severe weather patterns, natural disasters, widespread pandemics and other natural or man-made disruptions.
We derive a significant amount of our total sales from stores located on the west and east coasts of the United States, particularly in California, which increases our exposure to market-disrupting conditions in these regions. These disruptions could cause, among other things, a decrease in consumer spending that would negatively impact our sales, staffing shortages in our stores, distribution centers or corporate offices, interruptions in the flow of merchandise to our stores, disruptions in the operations of our merchandise vendors or property developers, increased costs, and a negative impact on our reputation and long-term growth plans.

Nordstrom, Inc. and subsidiaries 9

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
Federal and state regulation and supervision of the financial industry has increased in recent years due to implementation of consumer protection and financial reform legislation such as the Credit Card Accountability Responsibility and Disclosure Act of 2009 (“CARD Act”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Financial Reform Act”). The Financial Reform Act significantly restructured regulatory oversight and other aspects of the financial industry, created the Consumer Financial Protection Bureau (“CFPB”) to supervise and enforce consumer lending laws and regulations, and expanded state authority over consumer lending. The CARD Act included new and revised rules and restrictions on credit card pricing, finance charges and fees, customer billing practices and payment application. We anticipate more regulation and interpretations of the new rules to continue, and we may be required to make changes, or TD may be required to make changes in connection with the program agreement, to credit card practices and systems which could adversely impact the revenues and profitability of our Credit segment. Compliance with applicable laws and regulations could limit or restrict the activities of our business, whether conducted by us or TD, and any potential enforcement actions by those agencies for failure to comply could have an adverse impact on us.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The following table summarizes the number of retail stores we own or lease, and the percentage of total store square footage represented by each listed category as of January 30, 2016:

	Number of stores
	Nordstrom Full-Line Stores - U.S. and Canada	Nordstrom Rack and Other[1]	% of total store square footage
Leased stores on leased land	22	201	40%
Owned stores on leased land	62	—	39%
Owned stores on owned land	36	1	20%
Partly owned and partly leased store	1	—	1%
Total	121	202	100%
1 Other includes Trunk Club clubhouses, Jeffrey boutiques and our Last Chance store.
The following table summarizes our store activity during the last three years:

Fiscal year	2015	2014	2013
Number of stores, beginning of year	292	260	240
Stores opened	32	31	22
Stores acquired	—	4	—
Stores closed	(1)	(3)	(2)
Number of stores, end of year	323	292	260

Nordstrom full-line stores - U.S.	118	116	117
Nordstrom full-line stores - Canada	3	1	—
Nordstrom Rack	194	167	140
Other[1]	8	8	3
1 Other includes Trunk Club clubhouses, Jeffrey boutiques and our Last Chance store.
In 2015, we opened five Nordstrom full-line stores (Ottawa, Ontario; San Juan, Puerto Rico; Vancouver, British Columbia; Minneapolis, Minnesota; and Wauwatosa, Wisconsin) and 27 Nordstrom Rack stores (Bakersfield, California; Redlands, California; Reno, Nevada; Princeton, New Jersey; Westwood, Massachusetts; Webster, Texas; Laguna Niguel, California; Miami, Florida; Springfield, Virginia; St. Louis Park, Minnesota; Dublin, California; Albany, New York; Anchorage, Alaska; Buffalo, New York; Clearwater, Florida; Mount Pleasant, South Carolina; Baton Rouge, Louisiana; Long Beach, California; Newark, Delaware; Rockaway, New Jersey; Thousand Oaks, California; Cerritos, California; Eatontown, New Jersey; Emeryville, California; Fort Collins, Colorado; Syracuse, New York; and Wayne, New Jersey). Additionally, in 2015, we closed one Nordstrom full-line store in Buford, Georgia.
To date in 2016, we have opened three Nordstrom Rack stores (Lafayette, Louisiana; Orem, Utah; and Virginia Beach, Virginia). During the remainder of 2016, we have announced the opening of three additional Nordstrom full-line stores (two in Toronto, Ontario and one in Austin, Texas) and the opening of 18 additional Nordstrom Rack stores (Colorado Springs, Colorado; Folsom, California; Tucson, Arizona; Albuquerque, New Mexico; Allentown, Pennsylvania; Fort Lauderdale, Florida; Honolulu, Hawaii; La Jolla, California; Novi, Michigan; Pittsburgh, Pennsylvania; Santa Rosa, California; Staten Island, New York; Rosemont, Illinois; Tustin, California; New Orleans, Louisiana; Braintree, Massachusetts; Algonquin, Illinois; and Langhorne, Pennsylvania).
We also own six merchandise distribution centers (Portland, Oregon; Dubuque, Iowa; Ontario, California; Newark, California; Upper Marlboro, Maryland; and Gainesville, Florida) and we own two fulfillment centers, one on leased land (Cedar Rapids, Iowa) and one on owned land (Elizabethtown, Pennsylvania), all of which are utilized by our Retail segment. Trunk Club and Nordstromrack.com/HauteLook, which are included in our Retail segment, lease three administrative offices (Chicago, Illinois; Los Angeles, California and New York City, New York) and one fulfillment center (San Bernardino, California). We lease two office buildings (Centennial, Colorado and Scottsdale, Arizona) for use by our Credit segment. Our administrative offices in Seattle, Washington are a combination of leased and owned space. We also lease a data center in Centennial, Colorado.

Nordstrom, Inc. and subsidiaries 11

The following table lists our U.S. and Canada retail store count and facility square footage by state/province as of January 30, 2016:

Retail stores by channel	Nordstrom Full-Line Stores - U.S. and Canada		Nordstrom Rack and Other[1]		Total
State/Province	Count	Square Footage (000’s)	Count	Square Footage (000’s)	Count	Square Footage (000’s)
U.S.
Alabama	—	—	1	35	1	35
Alaska	1	97	1	35	2	132
Arizona	2	384	7	262	9	646
California[2]	32	5,477	46	1,743	78	7,220
Colorado	3	559	5	182	8	741
Connecticut	1	189	1	36	2	225
Delaware	1	127	1	32	2	159
Florida[2]	9	1,389	14	484	23	1,873
Georgia	2	383	5	165	7	548
Hawaii	1	211	1	44	2	255
Idaho	—	—	1	37	1	37
Illinois	4	947	11	402	15	1,349
Indiana	1	134	1	35	2	169
Iowa	—	—	1	35	1	35
Kansas	1	219	1	35	2	254
Kentucky	—	—	1	33	1	33
Louisiana	—	—	1	30	1	30
Maine	—	—	1	30	1	30
Maryland	4	765	4	156	8	921
Massachusetts	4	595	6	229	10	824
Michigan	3	552	4	145	7	697
Minnesota	2	380	3	108	5	488
Missouri	2	342	2	69	4	411
Nevada	1	207	3	101	4	308
New Jersey	5	991	7	248	12	1,239
New York	2	460	13	407	15	867
North Carolina	2	300	2	74	4	374
Ohio	3	549	6	224	9	773
Oklahoma	—	—	2	67	2	67
Oregon	4	555	5	190	9	745
Pennsylvania	2	381	3	120	5	501
Puerto Rico	1	143	—	—	1	143
Rhode Island	1	206	1	38	2	244
South Carolina	—	—	3	101	3	101
Tennessee	1	145	1	36	2	181
Texas[2]	8	1,431	16	527	24	1,958
Utah	2	277	3	96	5	373
Virginia	5	894	6	234	11	1,128
Washington	7	1,392	7	276	14	1,668
Washington D.C.	—	—	3	80	3	80
Wisconsin	1	150	2	67	3	217
Canada
Alberta	1	142	—	—	1	142
British Columbia	1	231	—	—	1	231
Ontario	1	158	—	—	1	158
Total	121	21,362	202	7,248	323	28,610
1 Other includes five Trunk Club clubhouses, two Jeffrey boutiques and one Last Chance store.
2 California, Texas and Florida had the highest square footage, with a combined 11,051 square feet, representing 39% of the total Company square footage.

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

Nordstrom, Inc. and subsidiaries 13

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
MARKET, SHAREHOLDER AND DIVIDEND INFORMATION
Our common stock, without par value, is traded on the New York Stock Exchange under the symbol “JWN.” The approximate number of holders of common stock as of March 11, 2016 was 260,000 based upon the number of registered and beneficial shareholders and the number of employee shareholders in the Nordstrom 401(k) Plan and Profit Sharing Plan. On this date we had 172,920,293 shares of common stock outstanding.
The high and low prices of our common stock and dividends declared for each quarter of 2015 and 2014 are presented in the table below:

	Common Stock Price
	2015		2014		Dividends per Share
	High	Low	High	Low	2015	2014
1st Quarter	$83.16	$74.51	$64.19	$54.90	$0.37	$0.33
2nd Quarter	$80.23	$72.01	$70.71	$60.20	$0.37	$0.33
3rd Quarter	$79.98	$63.73	$73.74	$64.92	$5.22	$0.33
4th Quarter	$67.27	$44.49	$80.54	$70.21	$0.37	$0.33
Full Year	$83.16	$44.49	$80.54	$54.90	$6.33	$1.32
SHARE REPURCHASES
Dollar and share amounts in millions, except per share amounts
The following is a summary of our fourth quarter share repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
November 2015 (November 1, 2015 to November 28, 2015)	1.8	$57.44	1.8	$1,381
December 2015 (November 29, 2015 to January 2, 2016)	10.2	$55.86	10.2	$811
January 2016 (January 3, 2016 to January 30, 2016)	—	$—	—	$811
Total	12.0	$56.10	12.0
1 In September 2014, our Board of Directors authorized a program to repurchase up to $1,000 of our outstanding common stock, through March 1, 2016. As of January 30, 2016, there is no capacity remaining on the September 2014 authorization. On October 1, 2015, our Board of Directors authorized a program to repurchase up to $1,000 of our outstanding common stock, through March 1, 2017. The actual number, price, manner and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable SEC rules.

STOCK PRICE PERFORMANCE
The following graph compares the cumulative total return of Nordstrom common stock, Standard & Poor’s Retail Index (“S&P Retail”) and Standard & Poor’s 500 Index (“S&P 500”) for each of the last five fiscal years, ending January 30, 2016. The Retail Index is composed of 31 retail companies, including Nordstrom, representing an industry group of the S&P 500. The following graph assumes an initial investment of $100 each in Nordstrom common stock, the S&P Retail and the S&P 500 on January 29, 2011 and assumes reinvestment of dividends on the Nordstrom common stock as well as the S&P Retail and S&P 500 Indexes.

End of fiscal year	2010	2011	2012	2013	2014	2015
Nordstrom common stock	100	120	139	147	198	140
Standard & Poor’s Retail Index	100	113	144	181	223	258
Standard & Poor’s 500 Index	100	105	124	149	174	171

Nordstrom, Inc. and subsidiaries 15

Item 6. Selected Financial Data.
Dollars in millions except per square foot and per share amounts
The following selected financial data are derived from the audited Consolidated Financial Statements and should be read in conjunction with Item 1A: Risk Factors, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8: Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Fiscal year	2015	2014	2013	2012	2011
Earnings Results
Net sales	$14,095	$13,110	$12,166	$11,762	$10,497
Credit card revenues, net (see Note 2 in Item 8)	342	396	374	372	363
Gross profit	4,927	4,704	4,429	4,330	3,905
Selling, general and administrative (“SG&A”) expenses	(4,168)	(3,777)	(3,453)	(3,357)	(3,019)
Earnings before interest and income taxes (“EBIT”)	1,101	1,323	1,350	1,345	1,249
Net earnings	600	720	734	735	683

Balance Sheet and Cash Flow Data
Cash and cash equivalents	$595	$827	$1,194	$1,285	$1,877
Merchandise inventories	1,945	1,733	1,531	1,360	1,148
Land, property and equipment, net	3,735	3,340	2,949	2,579	2,469
Total assets (see Note 2 in Item 8)	7,698	9,245	8,574	8,089	8,491
Total long-term debt (see Note 9 in Item 8)	2,805	3,131	3,113	3,131	3,647
Cash flow from operations (see Note 2 in Item 8)	2,451	1,220	1,320	1,110	1,177
Capital expenditures	1,082	861	803	513	511

Performance Metrics
Comparable sales increase	2.7%	4.0%	2.5%	7.3%	7.2%
Gross profit % of net sales	35.0%	35.9%	36.4%	36.8%	37.2%
Total SG&A % of net sales	29.6%	28.8%	28.4%	28.5%	28.8%
EBIT % of net sales	7.8%	10.1%	11.1%	11.4%	11.9%
Capital expenditures % of net sales	7.7%	6.6%	6.6%	4.4%	4.9%
Return on assets	6.6%	8.1%	8.7%	8.9%	8.7%
Return on invested capital (“ROIC”)[1]	10.7%	12.6%	13.6%	13.9%	13.3%
Sales per square foot	$507	$493	$474	$470	$431
4-wall sales per square foot	$410	$413	$408	$417	$394
Inventory turnover rate	4.54	4.67	5.07	5.37	5.56

Per Share Information
Earnings per diluted share	$3.15	$3.72	$3.71	$3.56	$3.14
Dividends declared per share (see Note 13 in Item 8)	6.33	1.32	1.20	1.08	0.92

Store Information (at year-end)
Nordstrom full-line stores - U.S. and Canada	121	117	117	117	117
Nordstrom Rack and other[2]	202	175	143	123	108
Total square footage	28,610,000	27,061,000	26,017,000	25,290,000	24,745,000
1 See ROIC (Non-GAAP financial measure) on page 26 for additional information and reconciliation to the most directly comparable GAAP financial measure.
2 Other includes Trunk Club clubhouses, Jeffrey boutiques and our Last Chance store.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Dollar, share and square footage amounts in millions except percentages, per share and per square foot amounts
OVERVIEW
Nordstrom is a leading fashion specialty retailer offering apparel, shoes, cosmetics and accessories for women, men, young adults and children. We offer an extensive selection of high-quality brand-name and private label merchandise through our various channels, including Nordstrom U.S. and Canada full-line stores, Nordstrom.com, Nordstrom Rack stores, Nordstromrack.com/HauteLook, Trunk Club clubhouses and TrunkClub.com, our Jeffrey boutiques and our Last Chance clearance store. As of January 30, 2016, our stores are located in 39 states throughout the United States and in three provinces in Canada. In addition, we offer our customers a Nordstrom Rewards™ loyalty program along with a variety of payment products and services, including credit and debit cards.
In 2015, we continued to grow our business despite a more challenging retail environment in the second half of the year. We added nearly $1 billion to our top line, delivering total net sales growth of 7.5% and a comparable sales increase of 2.7%. During the year, we achieved the following milestones in executing our customer strategy:

•	opened our first international flagship store in Vancouver, British Columbia, the most successful opening in our Company history

•	grew Nordstromrack.com/HauteLook by 47%, reaching over $500 in sales

•	expanded our fulfillment network with our third fulfillment center in Elizabethtown, Pennsylvania, located within two-day delivery of approximately half the U.S. population

•	returned $2.4 billion to shareholders through share repurchase and dividends, of which $1.8 billion resulted from the sale of our credit card receivables
From a merchandising perspective, we’re constantly pursuing newness and fashion to increase our relevance with customers. Brands like Topshop, Madewell, Brandy Melville and Charlotte Tilbury have contributed to the strength of our younger customer-focused departments and attracted new customers to Nordstrom. Additionally, we saw continued momentum in Beauty, which has been among our top-performing categories for the fourth straight year.
On October 1st, we completed the sale of our credit card portfolio to TD. Our mutual commitment to having Nordstrom employees serve our customers directly was paramount to this partnership. We are able to retain all aspects of customer-facing activities, aligning with our strategy of enhancing the customer experience while allowing for improvement in capital efficiency.
In addition, we consider our loyalty program as an enabler of growth to increase our engagement with customers and attract new customers. With sales to Rewards members representing 40% of our sales volume, we look forward to expanding our program with a tender-neutral offer in 2016.
Over the past several years, we’ve made significant investments to enable customers to shop seamlessly across stores and online as well as to grow our business through new markets. Our investments in HauteLook, Canada and Trunk Club added over $400 to our top-line growth in 2015, while Nordstrom Rack’s expansion of 27 new stores contributed nearly $230 to our top-line growth. These investments have resulted in market share gains, but also represent an evolution of our business resulting in expenses growing faster than sales in recent years.
As we look ahead to 2016, we continue to view 2015 as our peak investment year. While we have successfully increased market share, we are also committed to increasing efficiency, lowering costs while increasing effectiveness and gaining profitability. With our investments moderating, we expect 2016 to represent an inflection point of earnings growth improvement.
As our business evolves, our focus continues to be guided by customer expectations around speed, convenience and personalization. We believe that we are well positioned with the right strategies in place to successfully serve our customers, which will in turn lead to long-term profitable growth and top-quartile total shareholder return.

Nordstrom, Inc. and subsidiaries 17

RESULTS OF OPERATIONS
Our reportable segments are Retail and Credit. We analyze our results of operations through earnings before interest and income taxes for our Retail Business and Credit, while interest expense, income taxes, earnings per share and return on invested capital are discussed on a total Company basis.
RETAIL BUSINESS
Our Retail Business includes our Nordstrom-branded U.S. and Canada full-line stores and Nordstrom.com, Nordstrom Rack stores, Nordstromrack.com/HauteLook, Trunk Club, Jeffrey and our Last Chance clearance store. For purposes of discussion and analysis of our results of operations of our Retail Business, we combine our Retail segment results with revenues and expenses in the “Corporate/Other” column of Note 17: Segment Reporting in Item 8 (collectively, the “Retail Business”).
Certain metrics we use to evaluate the Retail Business may not be calculated in a consistent manner among industry peers. Provided below are definitions of metrics we present within our analysis of the Retail Business:

•
Comparable Sales – sales from stores that have been open at least one full year at the beginning of the year. Total Company comparable sales include sales from our online channels (Nordstrom.com and Nordstromrack.com/HauteLook) because of the integration with our stores.

•	Gross Profit – net sales less cost of sales and related buying and occupancy costs.

•	Inventory Turnover Rate – annual cost of sales and related buying and occupancy costs (for all segments) divided by the trailing 4-quarter average inventory.

•	Total Sales Per Square Foot – net sales divided by weighted-average square footage.

•
4-wall Sales Per Square Foot – sales for Nordstrom U.S. and Canada full-line stores, Nordstrom Rack stores, Trunk Club clubhouses, Jeffrey boutiques and our Last Chance store divided by their weighted-average square footage.

Summary
The following table summarizes the results of our Retail Business for the past three years:

Fiscal year	2015		2014		2013
	Amount	% of net sales[1]	Amount	% of net sales[1]	Amount	% of net sales[1]
Net sales	$14,095	100.0%	$13,110	100.0%	$12,166	100.0%
Cost of sales and related buying and occupancy costs	(9,161)	(65.0%)	(8,401)	(64.1%)	(7,732)	(63.6%)
Gross profit	4,934	35.0%	4,709	35.9%	4,434	36.4%
Selling, general and administrative expenses	(4,016)	(28.5%)	(3,588)	(27.4%)	(3,272)	(26.9%)
Earnings before interest and income taxes	$918	6.5%	$1,121	8.6%	$1,162	9.6%
1 Subtotals and totals may not foot due to rounding.

Retail Business Net Sales
In our ongoing effort to enhance the customer experience, we are focused on providing customers with a seamless experience across our channels. While our customers may engage with us through multiple channels, we know they value the overall Nordstrom brand experience and view us simply as Nordstrom, which is ultimately how we view our business. To provide additional transparency into our net sales by channel, we present the following information for our Retail Business:

Fiscal year	2015	2014	2013
Net sales by channel:
Nordstrom full-line stores - U.S.	$7,633	$7,682	$7,705
Nordstrom.com	2,300	1,996	1,622
Full-price	9,933	9,678	9,327

Nordstrom Rack	3,533	3,215	2,738
Nordstromrack.com/HauteLook	532	360	295
Off-price	4,065	3,575	3,033

Other retail[1]	378	116	35
Retail segment	14,376	13,369	12,395
Corporate/Other	(281)	(259)	(229)
Total net sales	$14,095	$13,110	$12,166

Net sales increase	7.5%	7.8%	3.4%

Comparable sales increase (decrease) by channel:
Nordstrom full-line stores - U.S.	(1.1%)	(0.5%)	(2.1%)
Nordstrom.com	15.2%	23.1%	29.5%
Full-price	2.3%	3.6%	2.3%
Nordstrom Rack	(1.0%)	3.8%	2.7%
Nordstromrack.com/HauteLook	47.4%	22.1%	27.3%
Off-price	4.3%	5.7%	4.9%
Total Company	2.7%	4.0%	2.5%

Sales per square foot:
Total sales per square foot	$507	$493	$474
4-wall sales per square foot	410	413	408
Full-line sales per square foot - U.S.	370	371	372
Nordstrom Rack sales per square foot	523	552	553
1 Other retail includes Nordstrom Canada full-line stores, Trunk Club and Jeffrey boutiques.
Net Sales (2015 vs. 2014)
In 2015, total Company net sales increased 7.5%, while comparable sales increased 2.7%. During the year, we opened five Nordstrom full-line stores, including two in Canada, and 27 Nordstrom Rack stores. These additions increased our square footage by 6.4% and represented 2.8% of our total net sales for 2015.
Our full-price net sales, which consist of the U.S. full-line and Nordstrom.com channels, increased 2.6% compared with 2014, with comparable sales up 2.3%. These increases reflected continued momentum in our Nordstrom.com channel, which increased 15%, while U.S. full-line store net sales decreased 0.6% in 2015 compared with 2014. On a comparable basis, we experienced an increased volume of transactions partially offset by a decrease in the average number of items sold per transaction. Category leaders included Beauty and Women’s Apparel.
U.S. full-line store comparable sales decreased by 1.1%. The Northwest and Southwest were the top-performing full-line geographic regions.

Nordstrom, Inc. and subsidiaries 19

Within our off-price offering, Nordstrom Rack net sales increased 9.9%, compared with 2014, reflecting the accelerated expansion of new stores. Comparable sales decreased 1.0% for the year. Shoes and Cosmetics were the top-performing categories, while the South was the top-performing geographic region. Nordstrom Rack experienced an increase in the average retail price per item sold offset by a decrease in the total number of items sold. Sales per square foot of Nordstrom Rack decreased due to store expansion.
Nordstromrack.com/HauteLook experienced outsized growth, with a net sales increase of 47%.
Net Sales (2014 vs. 2013)
Total Company net sales for 2014 increased 7.8% compared with 2013, which was attributable to a comparable sales increase of 4.0%. During 2014, we opened three Nordstrom full-line stores, including our first store in Canada, 27 Nordstrom Rack stores and acquired Trunk Club. These additions represented 2.8% of our total net sales for 2014 and increased our square footage by 5.5%.
Full-price net sales for 2014 increased 3.8% compared with 2013, with comparable sales up 3.6%. These increases were largely due to the performance of our Nordstrom.com channel. Both the number of items sold and the average selling price increased on a comparable basis in 2014 compared with 2013. Category leaders included Accessories, Cosmetics and Men’s Apparel.
U.S. full-line store net sales for 2014 decreased 0.3% compared with 2013, which was primarily driven by a decrease in comparable sales. The top-performing geographic regions for 2014 were the Southeast and Southwest.
Our Nordstrom.com and Nordstromrack.com/HauteLook channels experienced outsized growth, with a net sales increase of 23% at Nordstrom.com and 22% at Nordstromrack.com/HauteLook compared with 2013. These increases were driven by both expanded merchandise selection and ongoing technology investments to enhance the customer experience.
Nordstrom Rack net sales increased 17% compared with 2013, reflecting incremental volume from existing stores and the impact of new store openings. On a comparable basis, the average selling price of Nordstrom Rack merchandise increased while the number of items sold was flat. Shoes and Accessories were the strongest-performing categories for 2014.
Retail Business Gross Profit
The following table summarizes the Retail Business gross profit:

Fiscal year	2015	2014	2013
Retail gross profit	$4,934	$4,709	$4,434
Retail gross profit as a % of net sales	35.0%	35.9%	36.4%
Ending inventory per square foot	$67.97	$64.05	$58.84
Inventory turnover rate	4.54	4.67	5.07
Gross Profit (2015 vs. 2014)
Our Retail gross profit rate decreased 92 basis points compared with 2014 primarily due to higher cost of sales driven by increased markdowns from lower than planned sales and in response to an elevated promotional environment during the second half of the year. Retail gross profit increased $225 in 2015 due to an increase in net sales, partially offset by increased markdowns.
Our inventory turnover rate decreased to 4.54 in 2015, from 4.67 in 2014, due to softer sales trends experienced during the second half of the year. Our ending inventory per square foot increased 6.1% in 2015, which outpaced our sales per square foot increase of 2.9%. As we continue to grow our online channels, we expect increases in inventory without corresponding increases in square footage.
Gross Profit (2014 vs. 2013)
Our Retail gross profit rate decreased 52 basis points compared with 2013 primarily due to increased markdowns and Nordstrom Rack’s accelerated store expansion. Retail gross profit increased $275 in 2014 compared with 2013 due to an increase in net sales, partially offset by increased markdowns.
Our inventory turnover rate decreased in 2014 and our ending inventory per square foot increased 8.8%. This increase in ending inventory per square foot outpaced our increase in sales per square foot of 3.9% primarily due to planned inventory growth related to Nordstrom Rack and Nordstromrack.com/HauteLook.
Retail Business Selling, General and Administrative Expenses
Retail Business selling, general and administrative expenses (“Retail SG&A”) are summarized in the following table:

Fiscal year	2015	2014	2013
Selling, general and administrative expenses	$4,016	$3,588	$3,272
Selling, general and administrative expenses as a % of net sales	28.5%	27.4%	26.9%

Selling, General and Administrative Expenses (2015 vs. 2014)
Our Retail SG&A rate increased 112 basis points in 2015 compared with 2014 due to growth initiatives related to Trunk Club and Canada, higher fulfillment costs supporting online growth and asset impairment charges (see Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8). Our Retail SG&A increased $428 in 2015 due primarily to increased sales and growth initiatives related to Canada and Trunk Club.
Selling, General and Administrative Expenses (2014 vs. 2013)
Our Retail SG&A rate increased 48 basis points in 2014 compared with 2013 due to expenses related to the acquisition of Trunk Club and ongoing fulfillment and technology investments. Our Retail SG&A expenses increased $316 in 2014 compared with 2013 due primarily to growth-related investments in fulfillment and technology.
CREDIT SEGMENT
The Nordstrom credit and debit card products are designed to strengthen customer relationships and grow retail sales by providing loyalty benefits, valuable services and payment products. We believe our credit business allows us to build deeper relationships with our customers by fully integrating the Nordstrom Rewards program with our retail stores and providing better service, which in turn fosters greater customer loyalty. Nordstrom cardholders tend to visit our stores more frequently and spend more with us than non-cardholders. Nordstrom private label credit and debit cards can be used only at our Nordstrom full-line stores in the U.S., Nordstrom Rack stores and online at Nordstrom.com and Nordstromrack.com/HauteLook (“inside volume”), while Nordstrom Visa credit cards also may be used for purchases outside of Nordstrom (“outside volume”). Cardholders participate in the Nordstrom Rewards program through which cardholders accumulate points based on their level of spending. Upon reaching a certain points threshold, cardholders receive Nordstrom Notes®, which can be redeemed for goods or services at Nordstrom full-line stores in the U.S. and Canada, Nordstrom Rack stores and at Nordstrom.com. Nordstrom Rewards customers receive reimbursements for alterations, get Personal Triple Points days and have early access to sales events. With increased spending, they can receive additional amounts of these benefits as well as access to exclusive fashion and shopping events.
On October 1, 2015, we completed the sale of a substantial majority of our U.S. Visa and private label credit card portfolio to TD (see Note 2: Credit Card Receivable Transaction in Item 8).
Summary
The table below provides a detailed view of the operational results of our Credit segment, consistent with Note 17: Segment Reporting in Item 8. In order to better reflect the economic contribution of our credit and debit card program, intercompany merchant fees are also included in the table below, which represent the estimated costs that would be incurred if cardholders used non-Nordstrom-branded cards instead of our cards in store and online.
Prior to October 1, 2015, interest expense at the Credit segment was equal to the amount of interest related to securitized debt plus an amount assigned to the Credit segment in proportion to the estimated debt and equity needed to fund our credit card receivables. Based on our research, debt as a percentage of credit card receivables for other credit card companies ranges from 70% to 90%. As such, we considered a mix of 80% debt and 20% equity to be appropriate, and therefore assigned interest expense to the Credit segment as if it carried debt of up to 80% of the credit card receivables. Subsequent to the sale, we no longer allocate interest expense to the Credit segment as we do not fund the accounts receivable now owned by TD.

Fiscal year	2015	2014	2013
Credit card revenues, net	$342	$396	$374
Credit expenses	(159)	(194)	(186)
Earnings before interest and income taxes	183	202	188
Interest expense	(13)	(18)	(24)
Intercompany merchant fees	118	108	97
Credit segment contribution, before income taxes	$288	$292	$261

Credit and debit card volume[1]:
Outside	$4,309	$4,331	$4,273
Inside	5,953	5,475	4,935
Total volume	$10,262	$9,806	$9,208
1 Volume represents sales plus applicable taxes.

Nordstrom, Inc. and subsidiaries 21

Credit Card Revenues, net
The following is a summary of our credit card revenues, net:

Fiscal year	2015	2014	2013
Finance charge revenue	$173	$253	$244
Interchange	61	89	86
Late fees and other revenue	44	54	44
Credit program revenues, net	64	—	—
Total credit card revenues, net	$342	$396	$374
Prior to the close of the credit card receivable transaction, credit card revenues included finance charges, interchange fees, late fees and other revenue, recorded net of estimated uncollectible finance charges and fees. Finance charges represent interest earned on unpaid balances while interchange fees are earned from the use of Nordstrom Visa credit cards at merchants outside of Nordstrom. Late fees are assessed when a credit card account becomes past due. We continue to recognize revenue in this manner for the credit card receivables retained subsequent to the close of the credit card receivable transaction.
Following the close of the transaction and pursuant to the program agreement with TD, we receive our portion of the ongoing credit card revenue, net of credit losses, from both the sold and newly generated credit card receivables, which is recorded in credit program revenues, net. Revenue earned under the program agreement is impacted by the credit quality of receivables, both owned and serviced, and factors such as deteriorating economic conditions, declining creditworthiness of cardholders and the success of account management and collection activities may heighten the risk of credit losses.
Asset amortization and deferred revenue recognition associated with the assets and liabilities recorded as part of the transaction are also recorded in credit program revenues, net.
Credit Card Revenues, net (2015 vs. 2014)
Credit card revenues, net decreased $54 in 2015 compared with 2014 due to the credit card receivable transaction.
Credit Card Revenues, net (2014 vs. 2013)
Credit card revenues, net increased $22 in 2014 compared with 2013 primarily due to an increase in the average accounts receivable balance, slightly decreased payment rates and a 6.5% increase in total volume during 2014.
Credit Expenses
Credit expenses are summarized in the following table:

Fiscal year	2015	2014	2013
Operational expenses	$155	$148	$129
Bad debt expense	26	41	52
Occupancy expenses	7	5	5
Credit transaction, net	(29)	—	—
Total credit expenses	$159	$194	$186
Credit Expenses (2015 vs. 2014)
Total credit expenses decreased $35 in 2015 compared with 2014, primarily due to the reversal of our allowance for credit losses, partially offset by costs related to the credit card receivable transaction, recorded in credit transaction, net.
Credit Expenses (2014 vs. 2013)
Total credit expenses increased $8 in 2014 compared with 2013, due to higher operational expenses resulting from increased volume in 2014 and lower operational expenses in 2013 from the conversion of our Nordstrom Rewards travel benefits into Nordstrom Notes during that year.

Allowance for Credit Losses and Credit Trends
A substantial majority of our receivables were reclassified as “held for sale” during the second quarter of 2015, and resulted in the reversal of the allowance for credit losses of $64 on those receivables.
For our owned credit card receivables, we consider a credit card account delinquent if the minimum payment is not received by the payment due date. Our aging method is based on the number of completed billing cycles during which the customer failed to make a minimum payment. During the third quarter of 2014, we modified our write-off policy from 150 days past due to 180 days past due to better align with industry practice.
Activity in the allowance for credit losses is as follows:

Fiscal year	2015	2014	2013
Allowance at beginning of year	$75	$80	$85
Bad debt expense	26	41	52
Write-offs	(49)	(70)	(80)
Recoveries	13	24	23
Reversal of allowance for credit losses	(64)	—	—
Allowance at end of year	$1	$75	$80
Credit Trends
Net write-offs in 2015 were $36, compared with $46 in 2014 and $57 in 2013. Net write-offs decreased in 2015 from 2014 due to the credit card receivable transaction. In 2015 and 2014, we reduced our allowance for credit losses as delinquencies and net write-offs improved.
Intercompany Merchant Fees
Intercompany merchant fees represent the estimated costs that would be incurred if Nordstrom cardholders used non-Nordstrom-branded cards in our stores and online. In 2015, this estimate increased to $118 from $108 in 2014. This was primarily driven by the increased use of Nordstrom credit and debit cards in store and online.
TOTAL COMPANY RESULTS
Interest Expense, Net
Interest expense is summarized in the following table:

Fiscal year	2015	2014	2013
Interest on long-term debt and short-term borrowings	$153	$156	$176
Less:
Interest income	—	(1)	(1)
Capitalized interest	(28)	(17)	(14)
Interest expense, net	$125	$138	$161
Interest Expense, Net (2015 vs. 2014)
Interest expense, net decreased $13 in 2015 compared with 2014 due to an increase in capitalized interest resulting from planned capital investments related to technology, our Manhattan store and Nordstrom Rack and Canada store openings in 2015.
Interest Expense, Net (2014 vs. 2013)
Interest expense, net decreased $23 in 2014 compared with 2013 due to a non-recurring charge of $14 in 2013 related to our debt refinancing, as well as lower average interest rates on our notes in 2014 driven by our fourth quarter 2013 debt transactions.
Income Tax Expense
Income tax expense is summarized in the following table:

Fiscal year	2015	2014	2013
Income tax expense	$376	$465	$455
Effective tax rate	38.6%	39.2%	38.3%
The following table illustrates the components of our effective tax rate:

Fiscal year	2015	2014	2013
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income taxes	4.1%	3.8%	3.6%
Non-deductible acquisition-related items	0.4%	0.9%	—%
Federal credits	(0.6%)	(0.2%)	(0.1%)
Other, net	(0.3%)	(0.3%)	(0.2%)
Effective tax rate	38.6%	39.2%	38.3%
Income Tax Expense (2015 vs. 2014)
The decrease in the effective tax rate for 2015 compared with 2014 was primarily due to a decrease in non-deductible acquisition-related items and the benefit of income tax credits in 2015.
Income Tax Expense (2014 vs. 2013)
The increase in the effective tax rate for 2014 compared with 2013 was primarily due to tax adjustments associated with a reassessment of our deferred tax assets related to acquisitions.
Earnings Per Share
Earnings per share is as follows:

Fiscal year	2015	2014	2013
Basic	$3.22	$3.79	$3.77
Diluted	$3.15	$3.72	$3.71
Earnings Per Diluted Share (2015 vs. 2014)
The decrease in diluted earnings per share (“EPS”) for 2015 compared with 2014 was primarily due to lower Retail Business earnings before interest and income taxes. This decrease was partially offset by a decrease in weighted average shares outstanding resulting from an increase in share repurchases.
Earnings Per Diluted Share (2014 vs. 2013)

Nordstrom, Inc. and subsidiaries 23

The slight increase in EPS for 2014 compared with 2013 is primarily due to a decrease in weighted average shares outstanding from increased share repurchase activity.
Fourth Quarter Results
The following are our results for the fourth quarters of 2015 and 2014:

Quarter ended	January 30, 2016	January 31, 2015
Net sales	$4,143	$3,938
Credit card revenues, net	51	105
Gross profit	1,443	1,444
Gross profit (% of net sales)	34.8%	36.7%
Retail SG&A expenses	(1,136)	(1,032)
Retail SG&A (% of net sales)	(27.4%)	(26.2%)
Credit expenses	(36)	(54)
Net earnings	180	255
EPS	$1.00	$1.32
Net earnings for the fourth quarter of 2015 were $180, or $1.00 per diluted share, compared with $255, or $1.32 per diluted share, in 2014.
Net Sales
Total net sales increased in the fourth quarter by 5.2%, driven by a comparable sales increase of 1.0% and sales from 32 new stores opened in 2015.

Nordstrom net sales, which consist of U.S. full-line stores and Nordstrom.com, increased $21, or 0.7%, compared with 2014, while comparable sales increased 0.2%. These increases were primarily driven by an increase from Nordstrom.com of $77, or 11%, while U.S. full-line net sales for the quarter decreased $56, or 2.5%. On a comparable basis, we experienced an increased volume of transactions partially offset by a decrease in the average number of items sold per transaction. Category leaders for the quarter were Beauty and Shoes.
U.S. full-line comparable sales for the quarter decreased 3.2%. Southern California was the top-performing U.S. full-line geographic region.
Nordstrom Rack net sales increased $61, or 7%, primarily driven by 27 Nordstrom Rack new store openings since the fourth quarter of 2014, while comparable sales decreased 3.0%. On a comparable basis, the average retail price per item sold increased, partially offset by a decrease in the total number of items sold. Shoes and Cosmetics were the category leaders, while the South was the top-performing geographic region.
Nordstromrack.com/HauteLook experienced outsized growth, with a net sales increase of $57, or 50%, compared with the same period in 2014.
Credit Card Revenues, net
Credit card revenues, net decreased $54 for the quarter, compared with the same period in the prior year, primarily due to the impact of the program agreement with TD (see Note 2: Credit Card Receivable Transaction in Item 8) and amortization of the beneficial interest asset recorded as part of the credit card receivable transaction.
Gross Profit
Our total Company gross profit rate decreased 184 basis points compared with the same period in the prior year, primarily due to increased markdowns from lower than planned sales and in response to an elevated promotional environment during the holiday season.
Retail Selling, General and Administrative Expenses
Our Retail SG&A rate increased 120 basis points primarily due to asset impairment charges related to our full-line store in San Juan, Puerto Rico, in addition to other retail and technology assets (see Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8), and higher fulfillment costs supporting online growth.
Credit Expenses
In the fourth quarter of 2015, total credit expenses decreased $18 compared with the fourth quarter of 2014, primarily driven by decreases in bad debt expense as a result of the credit card receivable transaction (see Note 2: Credit Card Receivable Transaction in Item 8).
For further information on our quarterly results in 2015 and 2014, refer to Note 18: Selected Quarterly Data in Item 8.
2016 Outlook
Our expectations for 2016 are as follows:

Net sales increase (percent)	3.5 to 5.5
Comparable sales increase (percent)	0 to 2
Retail EBIT increase (percent)[1]	3 to 10
Credit EBIT	$70 to $80 million
Earnings per diluted share (excluding the impact of any future share repurchases)	$3.10 to $3.35
1 Excluding impairment charges of $59 million in 2015, Retail EBIT is expected to have a decrease of 3 percent to an increase of 3 percent relative to last year.
In the first half of fiscal 2016, the Company expects earnings per diluted share to decrease by approximately 30% relative to the same period last year due to the impact of the sale of the credit card receivables, growth initiatives and the shift of the Anniversary Sale event from the second quarter in 2015 to the second and third quarters in 2016.

Nordstrom, Inc. and subsidiaries 25

Return on Invested Capital (“ROIC”) (Non-GAAP financial measure)
We believe that ROIC is a useful financial measure for investors in evaluating the efficiency and effectiveness of our use of capital and believe ROIC is an important component of shareholders’ return over the long term. In addition, we incorporate ROIC in our executive incentive compensation measures. For the 12 fiscal months ended January 30, 2016, our ROIC decreased to 10.7% compared with 12.6% for the 12 fiscal months ended January 31, 2015. This decrease reflected reduced earnings in addition to increased investments supporting growth initiatives.
We define ROIC as our net operating profit after tax divided by our average invested capital using the trailing 12-month average. ROIC is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should be considered in addition to, and not as a substitute for, return on assets, net earnings, total assets or other financial measures prepared in accordance with GAAP. Our method of determining non-GAAP financial measures may differ from other companies’ methods and therefore may not be comparable to those used by other companies. The financial measure calculated under GAAP which is most directly comparable to ROIC is return on assets. The following is a reconciliation of the components of ROIC and return on assets:

	12 Fiscal Months Ended
	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012
Net earnings	$600	$720	$734	$735	$683
Add: income tax expense	376	465	455	450	436
Add: interest expense	125	139	162	162	132
Earnings before interest and income tax expense	1,101	1,324	1,351	1,347	1,251

Add: rent expense	176	137	125	105	78
Less: estimated depreciation on capitalized operating leases[1]	(94)	(74)	(67)	(56)	(42)
Net operating profit	1,183	1,387	1,409	1,396	1,287

Less: estimated income tax expense	(456)	(544)	(539)	(530)	(501)
Net operating profit after tax	$727	$843	$870	$866	$786

Average total assets	$9,076	$8,860	$8,398	$8,274	$7,890
Less: average non-interest-bearing current liabilities	(2,993)	(2,730)	(2,430)	(2,262)	(2,041)
Less: average deferred property incentives	(548)	(502)	(489)	(494)	(504)
Add: average estimated asset base of capitalized operating leases[2]	1,236	1,058	929	724	555
Average invested capital	$6,771	$6,686	$6,408	$6,242	$5,900

Return on assets	6.6%	8.1%	8.7%	8.9%	8.7%
ROIC	10.7%	12.6%	13.6%	13.9%	13.3%
1 Capitalized operating leases is our best estimate of the asset base we would record for our leases that are classified as operating if they had met the criteria for a capital lease or we had purchased the property. Asset base is calculated as described in footnote 2 below.
2 Based upon the trailing 12-month average of the monthly asset base. The asset base for each month is calculated as the trailing 12 months of rent expense multiplied by eight. The multiple of eight times rent expense is a commonly used method of estimating the asset base we would record for our capitalized operating leases described in footnote 1.

LIQUIDITY AND CAPITAL RESOURCES
We strive to maintain a level of liquidity sufficient to allow us to cover our seasonal cash needs and to maintain appropriate levels of short-term borrowings. We believe that our operating cash flows, available credit facilities and potential future borrowings are sufficient to finance our cash requirements for the next 12 months and beyond.
Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments. We believe that as of January 30, 2016, our existing cash and cash equivalents on-hand of $595, available credit facilities of $800 and potential future operating cash flows and borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives.
Operating Activities
Net cash provided by operating activities was $2,451 in 2015, $1,220 in 2014 and $1,320 in 2013. The majority of our operating cash inflows are derived from sales. We also receive cash payments for property incentives from developers. Our operating cash outflows generally consist of payments to our merchandise vendors (net of vendor allowances), payments to our employees for wages, salaries and other employee benefits and payments to our landlords for rent. Operating cash outflows also include payments for income taxes and interest payments on our short-term and long-term borrowings.
Cash provided by operating activities increased by $1,231 between 2015 and 2014, primarily due to $1,297 of net proceeds from the sale of our credit card receivables (see Note 2: Credit Card Receivable Transaction in Item 8). Also within operating activities, deferred income taxes, net and prepaid expenses and other assets were impacted by a change in an IRS rule regarding repairs of real property.
Cash provided by operating activities decreased in 2014 compared with 2013, which was primarily due to higher state tax payments made in 2014 compared with 2013, as well as changes in working capital in 2014.
Investing Activities
Net cash used in investing activities was $144 in 2015, $889 in 2014 and $822 in 2013. The decrease in cash used in 2015 compared with 2014 is primarily due to $890 of net proceeds from the sale of our credit card receivables originated at third parties.
Capital Expenditures
Our capital expenditures over the last three years totaled $2,746, with $1,082 in 2015, $861 in 2014 and $803 in 2013. Capital expenditures increased year over year primarily due to ongoing store expansion and increased technology investments.
The following table summarizes our store count and square footage activity:

	Store count			Square footage
Fiscal year	2015	2014	2013	2015	2014	2013
Total, beginning of year	292	260	240	27.1	26.0	25.3
Store openings:
Nordstrom full-line stores - U.S. and Canada	5	3	—	0.8	0.4	—
Nordstrom Rack and other stores[1]	27	28	22	0.9	1.1	0.7
Stores acquired	—	4	—	—	—	—
Stores closed	(1)	(3)	(2)	(0.2)	(0.4)	—
Total, end of year	323	292	260	28.6	27.1	26.0
1 Other includes Trunk Club clubhouses, Jeffrey boutiques and our Last Chance store.
We had one store relocation in 2015, compared with no relocations in 2014 and three relocations in 2013. Our 2015 new store openings increased our square footage by 6.4%.
To date in 2016, we have opened three Nordstrom Rack stores and plan to open an additional 18 Nordstrom Rack stores, two full-line stores in Canada and one full-line store in the U.S. during the remainder of 2016. Planned net store openings are expected to increase our retail square footage by approximately 4%.

Nordstrom, Inc. and subsidiaries 27

We received property incentives from our developers of $156 in 2015, $110 in 2014 and $89 in 2013. These incentives are included in our cash provided by operations in our Consolidated Statements of Cash Flows in Item 8. However, operationally we view these as an offset to our capital expenditures. Our capital expenditure percentages, net of property incentives, by category are summarized as follows:

Fiscal year	2015	2014	2013
Category and expenditure allocation:
New store openings, relocations and remodels	61%	62%	62%
Information technology	33%	35%	27%
Other	6%	3%	11%
Total	100%	100%	100%
Other capital expenditures consist of ongoing improvements to our stores in the ordinary course of business and expenditures related to various growth initiatives.
Our capital expenditures, net of property incentives, over the next five years is expected to be approximately $4,000, compared with $3,300 over the previous five years. We plan our spending in 2016 to be down slightly compared with 2015. Our capital expenditures, net of property incentives, over the next five years is primarily focused in the areas of continued expansion into new markets such as Canada and Manhattan, investment in new stores and remodels of existing full-line stores. Over these next five years, we expect that 60% of our net capital expenditures will be for new store openings, remodels and relocations, and 40% for ecommerce and information technology. We believe that we have the capacity for additional capital investments should opportunities arise.
Proceeds from the Sale of Credit Card Receivables Originated at Third Parties
The Nordstrom Visa credit cards allow our customers to make purchases at merchants outside of our stores and accumulate points for our Nordstrom Rewards program. In 2015, we completed the sale of a substantial majority of our credit card receivables resulting in $890 of proceeds related to the receivables sold which were originated at third parties.
Financing Activities
Net cash used in financing activities was $2,539 in 2015 compared with $698 in 2014 and $589 in 2013. Our financing activities include repurchases of common stock, our short-term and long-term borrowing activity, and payment of dividends.
Short-term and Long-term Borrowing Activity
In 2015, as a condition of closing the credit card receivable transaction (see Note 2: Credit Card Receivable Transaction in Item 8), we defeased $325 in secured Series 2011-1 Class A Notes in order to provide the receivables to TD free and clear.
In 2013, we exchanged $201 senior unsecured notes due in January 2038 for $265 senior unsecured notes due in January 2044. The $201 of debt that was exchanged is reflected as a non-cash financing activity in our Consolidated Statements of Cash Flows in Item 8 while the $64 excess of outstanding principal was recorded as a discount to be amortized over the term of the notes due in 2044.
Dividends
In 2015, we paid dividends of $1,185, or $6.33 per share, compared with $251, or $1.32 per share, in 2014 and $234, or $1.20 per share, in 2013. Dividends paid in 2015 included a special cash dividend of $905, or $4.85 per share of outstanding common stock, in addition to our recurring quarterly dividend of $0.37 per share. The special dividend was authorized by our Board of Directors on October 1, 2015 and was paid using proceeds from the sale of our credit card receivables (see Note 2: Credit Card Receivable Transaction in Item 8). During the first quarter of 2015, we increased our quarterly dividend from $0.33 per share to $0.37 per share. In determining the amount of dividends to pay, we analyze our dividend payout ratio and dividend yield, while taking into consideration our current and projected operating performance and liquidity. Our dividend payout ratio target range is 30% to 35% and is calculated as our dividend payments divided by net earnings.
In February 2016, subsequent to year end, we declared a quarterly dividend of $0.37 per share, which will be paid on March 22, 2016.
Share Repurchases
In February 2013, our Board of Directors authorized a program to repurchase up to $800 of our outstanding common stock, through March 1, 2015. There was $73 of unused capacity upon program expiration. In September 2014, our Board of Directors authorized a program to repurchase up to $1,000 of our outstanding common stock, through March 1, 2016. As of January 30, 2016, there is no capacity remaining on the September 2014 authorization. On October 1, 2015, our Board of Directors authorized a program to repurchase up to $1,000 of our outstanding common stock, through March 1, 2017. During 2015, we repurchased 19.1 shares of our common stock for an aggregate purchase price of $1,191 and had $811 remaining in share repurchase capacity as of January 30, 2016. The actual number, price, manner and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable SEC rules.

Free Cash Flow (Non-GAAP financial measure)
Free Cash Flow is one of our key liquidity measures, and when used in conjunction with GAAP measures, provides investors with a meaningful analysis of our ability to generate cash from our business. For the year ended January 30, 2016, Free Cash Flow increased to $1,131 compared with $96 for the year ended January 31, 2015, primarily due to proceeds received from the sale of our credit card receivables, partially offset by cash dividends paid.
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

Fiscal year	2015	2014
Net cash provided by operating activities	$2,451	$1,220
Less: capital expenditures	(1,082)	(861)
Less: cash dividends paid	(1,185)	(251)
Add: proceeds from sale of credit card receivables originated at third parties	890	—
Add (Less): change in credit card receivables originated at third parties	34	(8)
Add (Less): change in cash book overdrafts	23	(4)
Free Cash Flow	$1,131	$96

Net cash used in investing activities	($144)	($889)
Net cash used in financing activities	($2,539)	($698)
Credit Capacity and Commitments
As of January 30, 2016, we had total short-term borrowing capacity of $800, which is our five-year $800 senior unsecured revolving credit facility (“revolver”) that expires in April 2020, with an option to extend for an additional year. In April 2015, we terminated our previous $800 senior unsecured revolving credit facility that was scheduled to expire March 2018. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes. We have the option to increase the revolving commitment by up to $200, to a total of $1,000, provided that we obtain written consent from the lenders.
Our $800 commercial paper program allows us to use the proceeds to fund operating cash requirements. Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. The issuance of commercial paper has the effect, while it is outstanding, of reducing available liquidity under the revolver by an amount equal to the principal amount of commercial paper.
As of January 30, 2016, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our revolver.
Our wholly owned subsidiary in Puerto Rico maintains a $52 unsecured borrowing facility to support our expansion into that market. The facility expires in November 2018 and borrowings on this facility incur interest based upon the LIBOR plus 1.275% per annum and also incurs a fee based on our unused commitment. As of January 30, 2016, we had $52 outstanding on this facility.
We have a registration statement on file with the SEC using a “shelf” registration process. Under this shelf registration process, we may offer and sell, from time to time, any combination of the securities described in a prospectus to the registration statement, including registered debt, provided we maintain Well-known Seasoned Issuer (“WKSI”) status.
We maintain trade and standby letters of credit to facilitate international payments. As of January 30, 2016, we have $8 available under the trade letter of credit, with $1 outstanding, and $15 available under the standby letter of credit, with $2 outstanding.
Plans for our Manhattan full-line store, which we currently expect to open in 2019, ultimately include owning a condominium interest in a mixed-use tower and leasing certain nearby properties. As of January 30, 2016, we had approximately $176 of fee interest in land, which is expected to convert to the condominium interest once the store is constructed. We have committed to make future installment payments based on the developer meeting pre-established construction and development milestones. In the unlikely event that this project is not completed, the opening may be delayed and we may be subject to future losses or capital commitments in order to complete construction or to monetize our previous investments in the land.

Nordstrom, Inc. and subsidiaries 29

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
The rate depends upon the type of borrowing incurred, plus in each case an applicable margin. This applicable margin varies depending upon the credit ratings assigned to our long-term unsecured debt. At the time of this report, our long-term unsecured debt ratings, outlook and resulting applicable margin were as follows:

	Credit Ratings	Outlook
Moody’s	Baa1	Stable
Standard & Poor’s	BBB+	Stable

	Base Interest Rate	Applicable Margin
Euro-Dollar Rate Loan	LIBOR	1.02%
Canadian Dealer Offer Rate Loan	CDOR	1.02%
Base Rate Loan	various	—
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
Debt Covenants
The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) leverage ratio of less than four times (see the following additional discussion of Adjusted Debt to EBITDAR). As of January 30, 2016, we were in compliance with this covenant.

Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our goal is to manage debt levels to maintain an investment-grade credit rating and operate with an efficient capital structure. In evaluating our debt levels, this measure provides a reflection of our credit worthiness that could impact our credit rating and borrowing costs. We also have a debt covenant that requires an adjusted debt to EBITDAR leverage ratio of less than four times. As of January 30, 2016, our Adjusted Debt to EBITDAR was 2.2, compared with 2.1 as of January 31, 2015. This increase was primarily driven by a reduction in earnings before interest and income taxes.
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

	2015[1]	2014[1]
Debt	$2,805	$3,131
Add: estimated capitalized operating lease liability[2]	1,405	1,095
Less: fair value hedge adjustment included in long-term debt	(24)	(36)
Adjusted Debt	$4,186	$4,190

Net earnings	600	720
Add: income tax expense	376	465
Add: interest expense, net	125	138
Earnings before interest and income taxes	1,101	1,323

Add: depreciation and amortization expenses	576	508
Add: rent expense	176	137
Add: non-cash acquisition-related charges	9	12
EBITDAR	$1,862	$1,980

Debt to Net Earnings	4.7	4.3
Adjusted Debt to EBITDAR	2.2	2.1

[1]	The components of Adjusted Debt are as of January 30, 2016 and January 31, 2015, while the components of EBITDAR are for the 12 months ended January 30, 2016 and January 31, 2015.

[2]
Based upon the estimated lease liability as of the end of the period, calculated as the trailing 12 months of rent expense multiplied by eight. The multiple of eight times rent expense is a commonly used method of estimating the debt we would record for our leases that are classified as operating if they had met the criteria for a capital lease or we had purchased the property.

Nordstrom, Inc. and subsidiaries 31

Contractual Obligations
The following table summarizes our contractual obligations and the expected effect on our liquidity and cash flows as of January 30, 2016. We expect to fund these commitments primarily with operating cash flows generated in the normal course of business and credit available to us under existing and potential future facilities.

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt	$4,569	$161	$978	$711	$2,719
Capital lease obligations	4	2	2	—	—
Operating leases	2,820	253	548	529	1,490
Purchase obligations	2,010	1,691	305	13	1
Other long-term liabilities	302	—	56	37	209
Total	$9,705	$2,107	$1,889	$1,290	$4,419
Included in the required debt repayments disclosed above are estimated total interest payments of $1,721 as of January 30, 2016, payable over the remaining life of the debt.
The capital and operating lease obligations in the table above do not include payments for operating expenses that are required by most of our lease agreements. Such expenses, which include common area charges, real estate taxes and other executory costs, totaled $97 in 2015, $88 in 2014 and $81 in 2013. In addition, some of our leases require additional rental payments based on a percentage of our sales, referred to as “percentage rent.” Percentage rent, which is also excluded from the obligations in the table above, was $13 in 2015 and $14 in 2014 and 2013.
Purchase obligations primarily consist of purchase orders for unreceived goods or services and capital expenditure commitments, including our Manhattan store.
Other long-term liabilities consist of workers’ compensation and other liability insurance reserves and postretirement benefits. The payment amounts presented above were estimated based on historical payment trends and the amounts due within one year are omitted as these are included within current liabilities on the Consolidated Balance Sheet. Other long-term liabilities not requiring cash payments, such as deferred property incentives and deferred revenue, were excluded from the table above. Also excluded from the table above are unrecognized tax benefits of $13, as we are unable to reasonably estimate the timing of future cash payments, if any, for these liabilities.
Off-Balance Sheet Arrangements
On October 1, 2015, we completed the sale of a substantial majority of our U.S. Visa and private label credit card portfolio to TD (see Note 2: Credit Card Receivable Transaction in Item 8). This transaction represents an off-balance sheet arrangement and credit card receivables serviced under this contract are $2,222 as of January 30, 2016. The unused credit card capacity available for the accounts retained represents an off-balance sheet commitment. As of January 30, 2016, this unfunded commitment was $97.
Other than operating leases entered into in the normal course of business, the development of our Manhattan full-line store and our credit card receivable transaction, we had no material off-balance sheet arrangements during 2015.
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

Revenue Recognition
We recognize revenue net of estimated sales returns and excluding sales taxes. Revenue from sales to customers shipped directly from our stores, website and catalog, which includes shipping revenue when applicable, is recognized upon estimated receipt by the customer. We estimate customer merchandise returns based on historical return patterns and reduce sales and cost of sales accordingly.
Although we believe we have sufficient current and historical knowledge to record reasonable estimates of sales returns, there is a possibility that actual returns could differ from recorded amounts. In the past three years, there were no significant changes in customer return behavior and we have made no material changes to our estimates included in the calculations of our sales return reserve. A 10% change in the sales return reserve would have had a $10 impact on our net earnings for the year ended January 30, 2016.
Inventory
Our merchandise inventories are generally stated at the lower of cost or market value using the retail inventory method. Under the retail method, the valuation of inventories are determined by applying a calculated cost-to-retail ratio to the retail value of ending inventory. The value of our inventory on the balance sheet is then reduced by a charge to cost of sales for retail inventory markdowns taken on the selling floor. To determine if the retail value of our inventory should be marked down, we consider current and anticipated demand, customer preferences, age of the merchandise and fashion trends. Inherent in the retail inventory method are certain management judgments that may affect the ending inventory valuation as well as gross profit.
We reserve for obsolescence based on historical trends and specific identification. Our obsolescence reserve contains uncertainties as the calculations require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends.
We do not believe that the assumptions used in these estimates will change significantly based on prior experience. In the past three years, we have made no material changes to our estimates included in the calculations of the obsolescence reserve. A 10% change in the obsolescence reserve would have had a $2 impact on our net earnings for the year ended January 30, 2016.
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
As part of our impairment testing, we utilize certain assumptions and apply judgment regarding a number of factors. Significant estimates in the market approach include identifying similar companies and acquisitions with comparable business factors such as size, growth, profitability, risk and return of investment, and assessing comparable earnings or revenue multiples in estimating the fair value of the reporting unit. Assumptions in the income approach include future cash flows for the business, future growth rates and discount rates. Estimates of cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. For Nordstrom.com, Jeffrey, Trunk Club and HauteLook, the fair values substantially exceeded carrying values and therefore we had no material goodwill impairment in 2015, 2014 or 2013. A 10% change in the fair value of any of these reporting units would not have had an impact on our net earnings for the year ended January 30, 2016.
Impairment of Long-Lived Assets
When facts and circumstances indicate that the carrying values of long-lived assets, including buildings, equipment and amortizable intangible assets, may be impaired, we perform an evaluation of recoverability by comparing the carrying values of the net assets to their related projected undiscounted future cash flows, in addition to other quantitative and qualitative analyses.
Land, property and equipment are grouped at the lowest level at which there are identifiable cash flows when assessing impairment. Cash flows for our retail store assets are identified at the individual store level, while our intangible assets associated with HauteLook and Trunk Club are identified at their respective reporting unit levels. The assets recorded in connection with the credit card receivable transaction are individually evaluated against the anticipated cash flows under the program agreement (see Note 2: Credit Card Receivable Transaction in Item 8).
Our estimates are subject to uncertainties and may be impacted by various external factors such as economic conditions and market competition. While we believe the inputs and assumptions utilized in our analyses of future cash flows are reasonable, events or circumstances may change which could cause us to revise these estimates.

Nordstrom, Inc. and subsidiaries 33

Stock-Based Compensation Expense
We grant stock-based awards under our 2010 Equity Incentive Plan (“2010 Plan”), 2002 Nonemployee Director Stock Incentive Plan (“2002 Plan”) and Trunk Club Value Creation Plan (“VCP”), and employees may purchase our stock at a discount under our Employee Stock Purchase Plan (“ESPP”). We predominantly recognize stock-based compensation expense related to stock-based awards at their estimated grant date fair value, recorded on a straight-line basis over the requisite service period. Compensation expense for certain award holders is accelerated based upon achievement of age and years of service. The total compensation expense is reduced by estimated forfeitures expected to occur over the vesting period of the awards.
We estimate the grant date fair value of stock options using the Binomial Lattice option valuation model. Stock-based compensation expense related to the VCP is based on the grant date fair value of the payout scenario we believe is probable using the Black-Scholes valuation model and is recognized on an accelerated basis due to performance criteria and graded vesting features of the plan. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant.
Calculating the grant date fair value of stock-based awards is based on certain assumptions and requires judgment, including estimating stock price volatility, forfeiture rates, expected life and performance criteria. A 10% change in stock-based compensation expense would have a $4 impact on our net earnings for the year ended January 30, 2016.
Income Taxes
We use the asset and liability method of accounting for income taxes. Using this method, deferred tax assets and liabilities are recorded based on differences between the financial reporting and tax basis of assets and liabilities and for operating loss and tax credit carryforwards. The deferred tax assets and liabilities are calculated using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, it is determined that some portion of the tax benefit will not be realized.
We regularly evaluate the likelihood of realizing the benefit for income tax positions we have taken in various federal, state and foreign filings by considering all relevant facts, circumstances and information available. If we believe it is more likely than not that our position will be sustained, we recognize a benefit at the largest amount that we believe is cumulatively greater than 50% likely to be realized. Our unrecognized tax benefit was $19 as of January 30, 2016 and $15 as of January 31, 2015. Interest and penalties related to income tax matters are classified as a component of income tax expense.
Income taxes require significant management judgment regarding applicable statutes and their related interpretation, the status of various income tax audits and our particular facts and circumstances. Also, as audits are completed or statutes of limitations lapse, it may be necessary to record adjustments to our taxes payable, deferred taxes, tax reserves or income tax expense. Such adjustments did not materially impact our effective income tax rate in 2015 or 2014.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8 for a discussion of recent accounting pronouncements and the impact these standards are anticipated to have on our results of operations, liquidity or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Dollars in millions
INTEREST RATE RISK
We are exposed to interest rate risk primarily from changes in short-term interest rates. On October 1, 2015, we completed the sale of a substantial majority of our U.S. Visa and private label credit card portfolio to TD (see Note 2: Credit Card Receivable Transaction in Item 8), and following the close, the interest rate risk on our retained receivables is insignificant.
For our long-term debt of $2,805, our exposure to interest rate risk is limited to changes in fair value. As our debt is primarily fixed-rate, changes in interest rates do not significantly impact our cash flows. However, changes in interest rates increase or decrease the fair value of our debt, depending on whether market rates are lower or higher than our fixed-rates. As of January 30, 2016, the fair value of our long-term debt was $3,077. See Note 9: Debt and Credit Facilities and Note 10: Fair Value Measurements in Item 8 for additional information.
FOREIGN CURRENCY EXCHANGE RISK
The majority of our revenues, expenses and capital expenditures are transacted in U.S. Dollars. Our U.S. operation periodically enters into merchandise purchase orders denominated in British Pounds or Euros. From time to time, we may use forward contracts to hedge against fluctuations in foreign currency prices. As of January 30, 2016, our outstanding forward contracts did not have a material impact on our Consolidated Financial Statements.
We have three full-line stores in Canada and have announced plans to open four additional stores in Canada over the next few years. The functional currency of our Canadian operations is the Canadian Dollar. We translate assets and liabilities into U.S. Dollars using the exchange rate in effect at the balance sheet date, while we translate revenues and expenses using a weighted-average exchange rate for the period. We record these translation adjustments as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets in Item 8. Our Canadian operations enter into merchandise purchase orders denominated in U.S. Dollars for approximately half of its inventory. As sales in Canada are denominated in the Canadian Dollar, gross profit for our Canadian operations can be impacted by foreign currency fluctuations.
In addition, our U.S. operations incur certain expenditures denominated in Canadian Dollars and our Canadian operations incur certain expenditures denominated in U.S. Dollars. This activity results in transaction gains and losses that arise from exchange rate fluctuations and are recorded as gains or losses in the Consolidated Statements of Earnings in Item 8. As of January 30, 2016, activities associated with foreign currency exchange risk have not had a material impact on our Consolidated Financial Statements.

Nordstrom, Inc. and subsidiaries 35

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Nordstrom, Inc.
Seattle, Washington
We have audited the accompanying consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the “Company”) as of January 30, 2016 and January 31, 2015, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended January 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nordstrom, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 30, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Seattle, Washington
March 14, 2016

Nordstrom, Inc.
Consolidated Statements of Earnings
In millions except per share amounts

Fiscal year	2015	2014	2013
Net sales	$14,095	$13,110	$12,166
Credit card revenues, net	342	396	374
Total revenues	14,437	13,506	12,540
Cost of sales and related buying and occupancy costs	(9,168)	(8,406)	(7,737)
Selling, general and administrative expenses	(4,168)	(3,777)	(3,453)
Earnings before interest and income taxes	1,101	1,323	1,350
Interest expense, net	(125)	(138)	(161)
Earnings before income taxes	976	1,185	1,189
Income tax expense	(376)	(465)	(455)
Net earnings	$600	$720	$734

Earnings per share:
Basic	$3.22	$3.79	$3.77
Diluted	$3.15	$3.72	$3.71
Weighted-average shares outstanding:
Basic	186.3	190.0	194.5
Diluted	190.1	193.6	197.7
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Consolidated Statements of Comprehensive Earnings
In millions

Fiscal year	2015	2014	2013
Net earnings	$600	$720	$734
Postretirement plan adjustments, net of tax of ($15), $7 and ($6)	24	(11)	10
Foreign currency translation adjustment	(18)	(14)	(2)
Comprehensive net earnings	$606	$695	$742
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc. and subsidiaries 37

Nordstrom, Inc.
Consolidated Balance Sheets
In millions

	January 30, 2016	January 31, 2015
Assets
Current assets:
Cash and cash equivalents	$595	$827
Accounts receivable, net	196	2,306
Merchandise inventories	1,945	1,733
Current deferred tax assets, net	—	256
Prepaid expenses and other	278	102
Total current assets	3,014	5,224

Land, property and equipment, net	3,735	3,340
Goodwill	435	435
Other assets	514	246
Total assets	$7,698	$9,245

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,324	$1,328
Accrued salaries, wages and related benefits	416	416
Other current liabilities	1,161	1,048
Current portion of long-term debt	10	8
Total current liabilities	2,911	2,800

Long-term debt, net	2,795	3,123
Deferred property incentives, net	540	510
Other liabilities	581	372

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 173.5 and 190.1 shares issued and outstanding	2,539	2,338
(Accumulated deficit) Retained earnings	(1,610)	166
Accumulated other comprehensive loss	(58)	(64)
Total shareholders’ equity	871	2,440
Total liabilities and shareholders’ equity	$7,698	$9,245
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Consolidated Statements of Shareholders’ Equity
In millions except per share amounts

			Retained	Accumulated
			Earnings	Other
	Common Stock		(Accumulated	Comprehensive
	Shares	Amount	Deficit)	Loss	Total
Balance at February 2, 2013	197.0	$1,645	$315	($47)	$1,913
Net earnings	—	—	734	—	734
Other comprehensive earnings	—	—	—	8	8
Dividends ($1.20 per share)	—	—	(234)	—	(234)
Issuance of common stock under stock compensation plans	3.2	124	—	—	124
Stock-based compensation	0.1	58	—	—	58
Repurchase of common stock	(9.1)	—	(523)	—	(523)
Balance at February 1, 2014	191.2	1,827	292	(39)	2,080
Net earnings	—	—	720	—	720
Other comprehensive loss	—	—	—	(25)	(25)
Dividends ($1.32 per share)	—	—	(251)	—	(251)
Issuance of common stock for Trunk Club acquisition	3.7	280	—	—	280
Issuance of common stock under stock compensation plans	3.6	161	—	—	161
Stock-based compensation	0.5	70	—	—	70
Repurchase of common stock	(8.9)	—	(595)	—	(595)
Balance at January 31, 2015	190.1	2,338	166	(64)	2,440
Net earnings	—	—	600	—	600
Other comprehensive earnings	—	—	—	6	6
Dividends ($1.48 per share)	—	—	(280)	—	(280)
Special dividend related to the sale of credit card receivables ($4.85 per share)	—	—	(905)	—	(905)
Issuance of common stock for Trunk Club acquisition	0.3	23	—	—	23
Issuance of common stock under stock compensation plans	2.0	108	—	—	108
Stock-based compensation	0.2	70	—	—	70
Repurchase of common stock	(19.1)	—	(1,191)	—	(1,191)
Balance at January 30, 2016	173.5	$2,539	($1,610)	($58)	$871
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc. and subsidiaries 39

Nordstrom, Inc.
Consolidated Statements of Cash Flows
In millions

Fiscal year	2015	2014	2013
Operating Activities
Net earnings	$600	$720	$734
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses	576	508	454
Amortization of deferred property incentives and other, net	(79)	(76)	(58)
Deferred income taxes, net	142	7	12
Stock-based compensation expense	70	68	58
Tax benefit from stock-based compensation	15	20	21
Excess tax benefit from stock-based compensation	(15)	(22)	(23)
Bad debt expense	26	41	52
Change in operating assets and liabilities:
Accounts receivable	(56)	(161)	(93)
Proceeds from sale of credit card receivables originated at Nordstrom	1,297	—	—
Merchandise inventories	(203)	(176)	(157)
Prepaid expenses and other assets	(126)	(4)	(6)
Accounts payable	(2)	15	167
Accrued salaries, wages and related benefits	(2)	18	(12)
Other current liabilities	50	155	60
Deferred property incentives	156	110	89
Other liabilities	2	(3)	22
Net cash provided by operating activities	2,451	1,220	1,320

Investing Activities
Capital expenditures	(1,082)	(861)	(803)
Change in credit card receivables originated at third parties	34	(8)	(6)
Proceeds from sale of credit card receivables originated at third parties	890	—	—
Other, net	14	(20)	(13)
Net cash used in investing activities	(144)	(889)	(822)

Financing Activities
Proceeds from long-term borrowings, net of discounts	16	34	399
Principal payments on long-term borrowings	(8)	(7)	(407)
Defeasance of long-term debt	(339)	—	—
Increase (decrease) in cash book overdrafts	23	(4)	47
Cash dividends paid	(1,185)	(251)	(234)
Payments for repurchase of common stock	(1,192)	(610)	(515)
Proceeds from issuances under stock compensation plans	94	141	103
Excess tax benefit from stock-based compensation	15	22	23
Other, net	37	(23)	(5)
Net cash used in financing activities	(2,539)	(698)	(589)

Net decrease in cash and cash equivalents	(232)	(367)	(91)
Cash and cash equivalents at beginning of year	827	1,194	1,285
Cash and cash equivalents at end of year	$595	$827	$1,194

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes, net of refunds	$383	$391	$445
Interest, net of capitalized interest	136	152	170

Non-cash investing and financing activities:
Beneficial interest asset acquired from the sale of credit card receivables	62	—	—
Issuance of common stock for Trunk Club acquisition	23	280	—
Debt exchange	—	—	201
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Founded in 1901 as a shoe store in Seattle, Washington, Nordstrom, Inc. is now a leading fashion specialty retailer that offers customers a well-edited selection of high-quality fashion brands focused on apparel, shoes, cosmetics and accessories for women, men, young adults and children. This breadth of merchandise allows us to serve a wide range of customers who appreciate quality fashion and a superior shopping experience. We offer an extensive selection of high-quality brand-name and private label merchandise through multiple retail channels, including 118 Nordstrom U.S. full-line stores and at Nordstrom.com, three Canada full-line stores, 194 off-price Nordstrom Rack stores, Nordstromrack.com/HauteLook, five Trunk Club clubhouses and TrunkClub.com, two Jeffrey boutiques and one Last Chance clearance store. Our stores are located in 39 states throughout the U.S and in three provinces in Canada.
Through our Credit segment, our customers can access a variety of payment products and services, including a Nordstrom-branded private label card, two Nordstrom-branded Visa credit cards and a debit card for Nordstrom purchases. These credit and debit cards also allow our customers to participate in our loyalty program designed to increase customer visits and spending. Although the primary purposes of our Credit segment are to foster greater customer loyalty and drive more sales, through our program agreement with TD Bank, N.A. (“TD”) (see Note 2: Credit Card Receivable Transaction), we also receive credit card revenue, net in accordance with the program agreement. In addition, we save on interchange fees that the Retail segment would incur if our customers used non-Nordstrom-branded cards.
Fiscal Year
We operate on a 52/53-week fiscal year ending on the Saturday closest to January 31st. References to 2015 and all years within this document are based on a 52-week fiscal year, except 2012, which is based on a 53-week fiscal year.
Principles of Consolidation
The Consolidated Financial Statements include the balances of Nordstrom, Inc. and its subsidiaries. All intercompany transactions and balances are eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities during the reporting period. Uncertainties regarding such estimates and assumptions are inherent in the preparation of financial statements and actual results may differ from these estimates and assumptions. Our most significant accounting judgments and estimates include revenue recognition, inventory, long-lived assets, goodwill, stock-based compensation and income taxes.
Net Sales
We recognize revenue net of estimated returns and excluding sales taxes. Revenue from sales to customers shipped directly from our stores, website and catalog, which includes shipping revenue when applicable, is recognized upon estimated receipt by the customer. We estimate customer merchandise returns based on historical return patterns and reduce sales and cost of sales accordingly. Activity in the allowance for sales returns, net, for the past three fiscal years is as follows:

Fiscal year	2015	2014	2013
Allowance at beginning of year	$160	$128	$116
Additions	2,720	2,129	1,880
Returns, net[1]	(2,710)	(2,097)	(1,868)
Allowance at end of year	$170	$160	$128
1 Returns, net consist of actual returns offset by the value of the merchandise returned and any related sales commission.
Credit Card Revenues, net
On October 1, 2015, we completed the sale of a substantial majority of our U.S. Visa and private label credit card portfolio to TD (see Note 2: Credit Card Receivable Transaction). Prior to the close of the credit card receivable transaction, credit card revenues included finance charges, late fees and other revenue generated by our combined Nordstrom private label card and Nordstrom Visa credit card programs, and interchange fees generated by the use of Nordstrom Visa credit cards at third-party merchants. Finance charges and late fees were assessed according to the terms of the related cardholder agreements and recognized as revenue when earned. Credit card revenues were recorded net of estimated uncollectible finance charges and fees.

Nordstrom, Inc. and subsidiaries 41

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

Following the close of the transaction and pursuant to the program agreement with TD, credit card revenues, net includes our portion of the ongoing credit card revenue, net of credit losses, from both the sold and newly generated credit card receivables. Asset amortization and deferred revenue recognition associated with assets and liabilities recorded as part of the transaction are also recorded in credit card revenues, net.
Cost of Sales
Cost of sales includes the purchase cost of inventory sold (net of vendor allowances), in-bound freight and certain costs of our loyalty program benefits.
Loyalty Program
Customers who use Nordstrom private label credit or debit cards or Nordstrom Visa credit cards can participate in the Nordstrom Rewards program through which customers accumulate points based on their level of spending. Upon reaching a certain points threshold, customers receive Nordstrom Notes, which can be redeemed for goods or services and can translate into benefits such as reimbursements for alterations. Other benefits include Personal Triple Points days and early access to sales events.
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
Buying and Occupancy Costs
Buying costs consist primarily of compensation and other costs incurred by our merchandising and product development groups. Occupancy costs include rent, depreciation, property taxes and facility operating costs of our retail, corporate center, fulfillment facilities and distribution operations.
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
We receive incentives from landlords to construct stores in certain developments. These property incentives are recorded as a deferred credit and recognized as a reduction of rent expense on a straight-line basis over the lease term. At the end of 2015 and 2014, the deferred credit balance was $526 and $570.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of compensation and benefit costs, advertising, shipping and handling costs, other miscellaneous expenses and, prior to our credit card receivable transaction in October 2015, bad debt expense related to our credit card operations.
Advertising
Advertising production costs for Internet, magazines, store events and other media are expensed the first time the advertisement is run. Online marketing costs are expensed when incurred. Total advertising expenses, net of vendor allowances, of $227, $195 and $167 in 2015, 2014 and 2013 were included in selling, general and administrative expenses.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

Vendor Allowances
We receive allowances from merchandise vendors for cosmetic expenses, purchase price adjustments, cooperative advertising programs and various other expenses. Allowances for cosmetic expenses are recorded in selling, general and administrative expenses as a reduction of the related costs when incurred. Purchase price adjustments are recorded as a reduction of cost of sales at the point they have been earned and the related merchandise has been marked down or sold. Allowances for cooperative advertising programs and other expenses are recorded in selling, general and administrative expenses as a reduction of the related costs when incurred. Any allowances in excess of actual costs incurred that are included in selling, general and administrative expenses are recorded as a reduction of cost of sales. Vendor allowances earned are as follows:

Fiscal year	2015	2014	2013
Cosmetic expenses	$161	$140	$137
Purchase price adjustments	178	164	143
Cooperative advertising	109	102	103
Other	7	7	6
Total vendor allowances	$455	$413	$389
Shipping and Handling Costs
Our shipping and handling costs include payments to third-party shippers and costs to hold, move and prepare merchandise for shipment. These costs do not include in-bound freight to our distribution centers, which we include in the cost of our inventory. Shipping and handling costs of $428, $348 and $267 in 2015, 2014 and 2013 were included in selling, general and administrative expenses.
Stock-Based Compensation
We grant stock-based awards under our 2010 Equity Incentive Plan (“2010 Plan”), 2002 Nonemployee Director Stock Incentive Plan (“2002 Plan”) and Trunk Club Value Creation Plan (“VCP”), and employees may purchase our stock at a discount under our Employee Stock Purchase Plan (“ESPP”). We predominantly recognize stock-based compensation expense related to stock-based awards at their estimated grant date fair value, recorded on a straight-line basis over the requisite service period. Compensation expense for certain award holders is accelerated based upon achievement of age and years of service. The total compensation expense is reduced by estimated forfeitures expected to occur over the vesting period of the awards.
We estimate the grant date fair value of stock options using the Binomial Lattice option valuation model. Stock-based compensation expense related to the VCP is based on the grant date fair value of the payout scenario we believe is probable using the Black-Scholes valuation model and is recognized on an accelerated basis due to performance criteria and graded vesting features of the plan. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant.
New Store Opening Costs
Non-capital expenditures associated with opening new stores, including marketing expenses, relocation expenses and temporary occupancy costs, are charged to expense as incurred. These costs are included in both buying and occupancy costs and selling, general and administrative expenses according to their nature as disclosed above.
Gift Cards
We recognize revenue from the sale of gift cards when the gift card is redeemed by the customer, or we recognize breakage income when the likelihood of redemption, based on historical experience, is deemed to be remote. Based on an analysis of our program since its inception in 1999, we determined that balances remaining on cards issued beyond five years are unlikely to be redeemed and therefore is recognized as income. Breakage income was $11, $8 and $9 in 2015, 2014 and 2013. To date, our breakage rate is approximately 3% of the amount initially issued as gift cards. Gift card breakage income is included in selling, general and administrative expenses. We had outstanding gift card liabilities of $327 and $286 at the end of 2015 and 2014, which are included in other current liabilities.
Income Taxes
We use the asset and liability method of accounting for income taxes. Using this method, deferred tax assets and liabilities are recorded based on differences between the financial reporting and tax basis of assets and liabilities and for operating loss and tax credit carryforwards. The deferred tax assets and liabilities are calculated using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, it is determined that some portion of the tax benefit will not be realized.

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
Income taxes require significant management judgment regarding applicable statutes and their related interpretation, the status of various income tax audits and our particular facts and circumstances. Also, as audits are completed or statutes of limitations lapse, it may be necessary to record adjustments to our taxes payable, deferred taxes, tax reserves or income tax expense.
Comprehensive Net Earnings
Comprehensive net earnings consist of net earnings and other gains and losses affecting equity that are excluded from net earnings. These consist of postretirement plan adjustments, net of related income tax effects and foreign currency translation adjustments.
Cash Equivalents
Cash equivalents are short-term investments with a maturity of three months or less from the date of purchase and are carried at amortized cost, which approximates fair value. Our cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Accounts payable at the end of 2015 and 2014 included $152 and $129 of checks not yet presented for payment drawn in excess of our bank deposit balances.
Accounts Receivable
Prior to the close of the credit card receivable transaction, accounts receivable included credit card receivables from our Nordstrom private label and U.S. Visa credit cards, as well as credit and debit card receivables due from third parties. Following the close of the credit card receivable transaction (see Note 2: Credit Card Receivable Transaction), our remaining accounts receivable, net includes employee credit card receivables and receivables from non-Nordstrom-branded cards.
We continue to record accounts receivable on our Consolidated Balance Sheets, net of an allowance for credit losses. The allowance for credit losses reflects our best estimate of the losses inherent in our receivables as of the balance sheet date.
Nordstrom private label credit and debit cards can be used only at our Nordstrom full-line stores in the U.S., Nordstrom Rack stores, Nordstrom.com and Nordstromrack.com/HauteLook, while Nordstrom Visa credit cards also may be used for purchases outside of Nordstrom. Cash flows from the use of both the private label and Nordstrom Visa credit cards for sales originating at our stores and our website are treated as an operating activity within the Consolidated Statements of Cash Flows, as they relate to sales at Nordstrom. Prior to the credit card receivable transaction, we treated cash flows arising from the use of Nordstrom Visa credit cards outside of our stores as an investing activity within the Consolidated Statements of Cash Flows, as they represented loans made to our customers for purchases at third parties.
Merchandise Inventories
Merchandise inventories are generally stated at the lower of cost or market value using the retail inventory method (weighted-average cost). Under the retail method, the valuation of inventories are determined by applying a calculated cost-to-retail ratio to the retail value of ending inventory. The value of our inventory on the balance sheet is then reduced by a charge to cost of sales for retail inventory markdowns taken on the selling floor. To determine if the retail value of our inventory should be marked down, we consider current and anticipated demand, customer preferences, age of the merchandise and fashion trends. We reserve for obsolescence based on historical trends and specific identification.
Land, Property and Equipment
Land is recorded at historical cost, while property and equipment are recorded at cost less accumulated depreciation and amortization. Capitalized software includes the costs of developing or obtaining internal-use software, including external direct costs of materials and services and internal payroll costs related to the software project.
We capitalize interest on construction in progress and software projects during the period in which expenditures have been made, activities are in progress to prepare the asset for its intended use and actual interest costs are being incurred.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

Depreciation and amortization are computed using the straight-line method over the asset’s estimated useful life, which is determined by asset category as follows:

Asset	Life (in years)
Buildings and improvements	5 – 40
Store fixtures and equipment	3 – 15
Leasehold improvements	5 – 40
Capitalized software	3 – 7
Leasehold improvements and leased property and equipment that are purchased at the inception of the lease, or during the lease term, are amortized over the shorter of the lease term or the asset life. Lease terms include the fixed, non-cancellable term of a lease, plus any renewal periods determined to be reasonably assured.
We receive contributions from vendors for the construction of certain fixtures in our stores. These contributions offset the related capital expenditures.
Goodwill
Goodwill represents the excess of acquisition cost over the fair value of the related net assets acquired and is not subject to amortization. As of January 30, 2016, we had Trunk Club goodwill of $261, HauteLook goodwill of $121 and Nordstrom.com and Jeffrey goodwill of $53. We review our goodwill annually for impairment or when circumstances indicate its carrying value may not be recoverable. We perform this evaluation at the reporting unit level, comprised of the principal business units within our Retail segment, through the application of a two-step fair value test. The first step compares the carrying value of the reporting unit to its estimated fair value, which is based on the expected present value of future cash flows (income approach), comparable public companies and acquisitions (market approach) or a combination of both. If fair value is lower than the carrying value, then a second step is performed to quantify the amount of the impairment.
Long-Lived Assets
When facts and circumstances indicate that the carrying values of long-lived assets, including buildings, equipment and amortizable intangible assets, may be impaired, we perform an evaluation of recoverability by comparing the carrying values of the net assets to their related projected undiscounted future cash flows, in addition to other quantitative and qualitative analyses.
Land, property and equipment are grouped at the lowest level at which there are identifiable cash flows when assessing impairment. Cash flows for our retail store assets are identified at the individual store level, while our intangible assets associated with HauteLook and Trunk Club are identified at their respective reporting unit levels. The assets recorded in connection with the credit card receivable transaction are individually evaluated against the anticipated cash flows under the program agreement (see Note 2: Credit Card Receivable Transaction).
In 2015, our cash flow analyses resulted in retail store impairment charges of $24 and other various impairment losses of $23. The retail store impairment of $24 relates to our full-line store in Puerto Rico and was primarily driven by a challenging retail market in this territory. We did not record any material impairment losses for long-lived tangible or amortizable intangible assets in 2014 or 2013.
Amortization expense for acquired intangibles was $16, $10 and $10 in 2015, 2014 and 2013. Future amortization expense of acquired intangible assets as of January 30, 2016 are expected to be $15 in 2016, $11 in 2017, $7 in 2018, $7 in 2019, and $7 in 2020.
Self-Insurance
We retain a portion of the risk for certain losses related to employee health and welfare, workers’ compensation and other liability claims. Liabilities associated with these losses include undiscounted estimates of both losses reported and losses incurred but not yet reported. We estimate our ultimate cost using an actuarially-based analysis of claims experience, regulatory changes and other relevant factors.
Foreign Currency
We have three full-line stores in Canada and have announced plans to open four additional stores in Canada over the next few years. The functional currency of our Canadian operations is the Canadian Dollar. We translate assets and liabilities into U.S. Dollars using the exchange rate in effect at the balance sheet date, while we translate revenues and expenses using a weighted-average exchange rate for the period. We record these translation adjustments as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets. In addition, our U.S. operations incur certain expenditures denominated in Canadian Dollars and our Canadian operations incur certain expenditures denominated in U.S. Dollars. This activity results in transaction gains and losses that arise from exchange rate fluctuations and are recorded as gains or losses in the Consolidated Statements of Earnings. As of January 30, 2016, activities associated with the foreign currency exchange risk have not had a material impact on our Consolidated Financial Statements.

Nordstrom, Inc. and subsidiaries 45

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which was subsequently modified in August 2015 by ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing, and uncertainty of revenue and cash flows from contracts with customers. This guidance is now effective for us beginning in the first quarter of 2018. We are currently evaluating the impact the provisions would have on our Consolidated Financial Statements.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes. This ASU requires deferred tax liabilities and assets to be classified as noncurrent in the statement of financial position. The change simplifies classification and reporting by eliminating the identification of net current and net noncurrent deferred tax assets or liabilities. We elected to early adopt this ASU resulting in a reclassification of our current deferred tax assets, net to long-term deferred tax assets, net, included within other non-current assets in our Consolidated Balance Sheet as of January 30, 2016. We have implemented the guidance on a prospective basis, therefore prior periods were not retrospectively adjusted.
In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as lease assets and lease liabilities. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. This ASU is effective for us beginning with the first quarter of 2019. Though we are currently evaluating the impact of these provisions, we expect it will have a material impact on our Consolidated Financial Statements.
NOTE 2:  CREDIT CARD RECEIVABLE TRANSACTION
On October 1, 2015, we completed the sale of a substantial majority of our U.S. Visa and private label credit card portfolio to TD. In connection with the sale, we entered into a long-term program agreement under which TD is the exclusive issuer of our U.S. consumer credit cards. The following events summarize our credit card receivable transaction:

•
Receivables Reclassification – In the second quarter of 2015, we reclassified substantially all of our U.S. Visa and private label credit card receivables from “held for investment” to “held for sale” and, as such, recorded these receivables at the lower of cost (par) or fair value, resulting in the reversal of an allowance for credit losses of $64.

•	Secured Notes Defeasance – In September 2015, we completed the defeasance of our $325 Series 2011-1 Class A Notes in order to provide the credit card receivables to TD free and clear.

•	Transaction Close – At close we received $2.2 billion in cash consideration reflecting the par value of the receivables sold, and incurred $32 in transaction-related expenses during the third quarter.

•
Program Agreement – Pursuant to the agreement, we are obligated to offer and administer our loyalty program and perform other account servicing functions. In return, we receive a portion of the ongoing credit card revenue, net of credit losses, from both the sold and newly generated credit card receivables.

Transaction Accounting
The Purchase and Sale and Program agreements constitute a multiple element arrangement. These agreements were accounted for in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition and ASC 860, Transfers and Servicing. We allocated the upfront cash consideration to each of the contract elements, including but not limited to receivables, accounts and loyalty obligations based upon relative selling price or fair value. We then recognized revenue on each of the contract elements that were delivered or earned, including receivables sold and accounts delivered, and deferred revenue on each of the elements that remained undelivered or unearned, including loyalty obligations.
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

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

The beneficial interest asset is carried at fair value (see Note 10: Fair Value Measurements) and is amortized over approximately four years based primarily on the payment rate of the associated receivables. The deferred revenue and investment in contract asset are recognized/amortized over seven years on a straight line basis, following the delivery of the contract obligations and expected life of the agreement. We record each of these items in credit card revenue, net in our Consolidated Statements of Earnings.
NOTE 3:  TRUNK CLUB ACQUISITION
On August 22, 2014, we acquired 100% of the outstanding equity of Trunk Club, a personalized clothing service for men and women. The purchase price of $357 was partially offset by $46 attributable to Trunk Club employee stock awards that are subject to ongoing vesting requirements and are recorded as compensation expense. Of the purchase price consideration, $35 represented an indemnity holdback related to representations, warranties and covenants. We allocated the net purchase price of $311 to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated net purchase price recorded as goodwill. In connection with the acquisition, we recorded current assets of $21, intangible assets of $59, goodwill of $261, and other non-current assets of $2, offset by net liabilities of $32.
On the acquisition date, $280 of the net purchase price was settled in Nordstrom common stock, and during the third quarter of 2015 we settled most of an indemnity holdback, $23 of which was settled in Nordstrom common stock.
NOTE 4:  ACCOUNTS RECEIVABLE
The components of accounts receivable are as follows:

	January 30, 2016	January 31, 2015
Credit card receivables and other, net	197	2,381
Allowance for credit losses	(1)	(75)
Accounts receivable, net	$196	$2,306
Credit card receivables and other, net as of January 30, 2016 consists of employee credit card receivables, and receivables from non-Nordstrom-branded cards. As of January 31, 2015, credit card receivables and other, net also included U.S. Visa and private label receivables sold to TD on October 1, 2015. There have been no material changes to the delinquency status or net credit losses of the receivables sold.
Activity in the allowance for credit losses is as follows:

Fiscal year	2015	2014	2013
Allowance at beginning of year	$75	$80	$85
Bad debt expense	26	41	52
Write-offs	(49)	(70)	(80)
Recoveries	13	24	23
Reversal of allowance for credit losses	(64)	—	—
Allowance at end of year	$1	$75	$80

Nordstrom, Inc. and subsidiaries 47

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

Previously we provided various balances, statistics and measures for accounts receivable, net. However, given the balance of our remaining accounts receivable, net, the below information is no longer meaningful for January 30, 2016 and only January 31, 2015 is presented.

	January 31, 2015
	Balance	% of total
Current	$2,134	93.4%
1 – 29 days delinquent	103	4.5%
30 days or more delinquent:
30 – 59 days delinquent	16	0.7%
60 – 89 days delinquent	10	0.5%
90 days or more delinquent	21	0.9%
Total 30 days or more delinquent	47	2.1%
Total credit card receivables	$2,284	100.0%

Receivables not accruing finance charges	$13
Receivables 90 days or more delinquent and accruing finance charges	$13

	January 31, 2015
FICO Score Range	Balance	% of total
801+	$369	16.2%
660 – 800	1,435	62.8%
001 – 659	392	17.1%
Other[1]	88	3.9%
Total credit card receivables	$2,284	100.0%
1 The FICO score range Other consists of amounts not yet posted to customers’ accounts and receivables from customers for whom FICO scores were temporarily unavailable.
NOTE 5:  LAND, PROPERTY AND EQUIPMENT
Land, property and equipment consist of the following:

	January 30, 2016	January 31, 2015
Land and land improvements	$104	$99
Buildings and building improvements	1,187	1,040
Leasehold improvements	2,686	2,510
Store fixtures and equipment	3,339	3,055
Capitalized software	928	739
Construction in progress	599	595
Land, property and equipment	8,843	8,038
Less: accumulated depreciation and amortization	(5,108)	(4,698)
Land, property and equipment, net	$3,735	$3,340
The total cost of property and equipment held under capital lease obligations was $26 at the end of 2015 and $28 at the end of 2014, with related accumulated amortization of $24 in 2015 and $26 in 2014. Depreciation and amortization expense was $560, $498 and $444 in 2015, 2014 and 2013.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

NOTE 6:  SELF-INSURANCE
Our self-insurance reserves are summarized as follows:

	January 30, 2016	January 31, 2015
Workers’ compensation	$68	$70
Employee health and welfare	28	23
Other liability	16	16
Total self-insurance reserve	$112	$109
Our workers’ compensation policies have a retention per claim of $1 or less and no policy limits.
We are self-insured for the majority of our employee health and welfare coverage and we do not use stop-loss coverage. Participants contribute to the cost of their coverage through both premiums and out-of-pocket expenses and are subject to certain plan limits and deductibles.
Our liability policies, encompassing employment practices liability and commercial general liability, have a retention per claim of $3 or less and a policy limit up to $30 and $150, respectively.
NOTE 7:  401(k) PLAN
We provide a 401(k) plan for our employees that allows for employee elective contributions and discretionary Company contributions. Employee elective contributions are funded through voluntary payroll deductions. Our discretionary Company contribution is funded in an amount determined by our Board of Directors each year. Our expense related to Company contributions totaled $62, $77 and $77 in 2015, 2014 and 2013.
NOTE 8:  POSTRETIREMENT BENEFITS
We have an unfunded defined benefit Supplemental Executive Retirement Plan (“SERP”), which provides retirement benefits to certain officers and select employees. The SERP has different benefit levels depending on the participant’s role in the Company. At the end of 2015, we had 59 participants in the plan, including 26 officers and select employees eligible for SERP benefits, 32 retirees and one beneficiary. This plan is non-qualified and does not have a minimum funding requirement.
Benefit Obligations and Funded Status
Our benefit obligation and funded status is as follows:

	January 30, 2016	January 31, 2015
Change in benefit obligation:
Benefit obligation at beginning of year	$203	$168
Participant service cost	3	3
Interest cost	7	8
Benefits paid	(6)	(6)
Actuarial (gain) loss	(26)	36
Plan amendment	—	(6)
Benefit obligation at end of year	181	203
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	6	6
Benefits paid	(6)	(6)
Fair value of plan assets at end of year	—	—
Underfunded status at end of year	($181)	($203)
The accumulated benefit obligation, which is the present value of benefits, assuming no future compensation changes, was $177 and $197 at the end of 2015 and 2014. The actuarial gain of $26 in 2015 was driven primarily by increased interest rates, and will be amortized over the average remaining future service years.

Nordstrom, Inc. and subsidiaries 49

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

Amounts recognized as liabilities in the Consolidated Balance Sheets consist of the following:

	January 30, 2016	January 31, 2015
Accrued salaries, wages and related benefits	$8	$8
Other noncurrent liabilities	173	195
Net amount recognized	$181	$203
Components of SERP Expense
The components of SERP expense recognized in the Consolidated Statements of Earnings are as follows:

Fiscal year	2015	2014	2013
Participant service cost	$3	$3	$4
Interest cost	7	7	7
Amortization of net loss	11	6	8
Total SERP expense	$21	$16	$19
Amounts not yet reflected in SERP expense and included in accumulated other comprehensive loss (pre-tax) consist of the following:

	January 30, 2016	January 31, 2015
Accumulated loss	($41)	($78)
Prior service credit	5	6
Total accumulated other comprehensive loss	($36)	($72)
In 2016, we expect $3 of costs currently in accumulated other comprehensive loss to be recognized as components of SERP expense.
Assumptions
Weighted-average assumptions used to determine our benefit obligation and SERP expense are as follows:

Fiscal year	2015	2014	2013
Assumptions used to determine benefit obligation:
Discount rate	4.55%	3.70%	4.60%
Rate of compensation increase	3.00%	3.00%	3.00%
Assumptions used to determine SERP expense:
Discount rate	3.70%	4.60%	4.30%
Rate of compensation increase	3.00%	3.00%	3.00%
Future Benefit Payments and Contributions
As of January 30, 2016, the expected future benefit payments based upon the assumptions described above and including benefits attributable to estimated future employee service are as follows:

Fiscal year
2016	$8
2017	8
2018	9
2019	10
2020	11
2021 – 2025	59

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

NOTE 9:  DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt, including capital leases, is as follows:

	January 30, 2016	January 31, 2015
Secured
Series 2011-1 Class A Notes, 2.28%, due October 2016	$—	$325
Mortgage payable, 7.68%, due April 2020	30	36
Other	5	7
Total secured debt	35	368
Unsecured
Net of unamortized discount:
Senior notes, 6.25%, due January 2018	649	649
Senior notes, 4.75%, due May 2020	499	499
Senior notes, 4.00%, due October 2021	500	499
Senior debentures, 6.95%, due March 2028	300	300
Senior notes, 7.00%, due January 2038	146	146
Senior notes, 5.00%, due January 2044	600	598
Other	76	72
Total unsecured debt	2,770	2,763

Total long-term debt	2,805	3,131
Less: current portion	(10)	(8)
Total due beyond one year	$2,795	$3,123
As a condition of closing the credit card receivable transaction (see Note 2: Credit Card Receivable Transaction), we defeased $325 in secured Series 2011-1 Class A Notes in order to provide the receivables to TD free and clear. Prior to the close of our credit card receivable transaction, all of our Nordstrom private label card receivables and a 90% interest in our Nordstrom Visa credit card receivables served as collateral for our Series 2011-1 Class A Notes.
Our mortgage payable is secured by an office building that had a net book value of $62 at the end of 2015. Other secured debt as of January 30, 2016 and January 31, 2015 consisted primarily of capital lease obligations.
Required principal payments on long-term debt, excluding capital lease obligations, are as follows:

Fiscal year
2016	$8
2017	660
2018	56
2019	8
2020	502
Thereafter	1,614

Nordstrom, Inc. and subsidiaries 51

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

Interest Expense
The components of interest expense, net are as follows:

Fiscal year	2015	2014	2013
Interest on long-term debt and short-term borrowings	$153	$156	$176
Less:
Interest income	—	(1)	(1)
Capitalized interest	(28)	(17)	(14)
Interest expense, net	$125	$138	$161
Credit Facilities
As of January 30, 2016, we had total short-term borrowing capacity of $800, which is our five-year $800 senior unsecured revolving credit facility (“revolver”) that expires in April 2020, with an option to extend for an additional year. In April 2015, we terminated our previous $800 senior unsecured revolving credit facility that was scheduled to expire March 2018. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes. We have the option to increase the revolving commitment by up to $200, to a total of $1,000, provided that we obtain written consent from the lenders.
The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) leverage ratio of less than four times. As of January 30, 2016 and January 31, 2015, we were in compliance with this covenant.
Our $800 commercial paper program allows us to use the proceeds to fund operating cash requirements. Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. The issuance of commercial paper has the effect, while it is outstanding, of reducing available liquidity under the revolver by an amount equal to the principal amount of commercial paper.
As of January 30, 2016 and January 31, 2015, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our revolver.
Our wholly owned subsidiary in Puerto Rico maintains a $52 unsecured borrowing facility to support our expansion into that market. The facility expires in November 2018 and borrowings on this facility incur interest based upon the LIBOR plus 1.275% per annum and also incurs a fee based on our unused commitment. As of January 30, 2016 and January 31, 2015, we had $52 and $37 outstanding on this facility which is included as a component in other unsecured debt.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

NOTE 10:  FAIR VALUE MEASUREMENTS
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
Financial Instruments Measured at Fair Value on a Recurring Basis
We recorded a beneficial interest asset when we completed the sale of a substantial majority of our U.S. Visa and private label credit card portfolio (see Note 2: Credit Card Receivable Transaction). We determined the fair value of the beneficial interest asset based on a discounted cash flow model using Level 3 inputs of the fair value hierarchy. Inputs and assumptions include the discount rate, payment rate, credit loss rate and revenues and expenses associated with the program agreement. Given our review of market participant capital structures in the banking and credit card industries and our historical and expected portfolio performance, we used the following ranges of input assumptions to determine the fair value at year end:

	Minimum	Maximum
Discount rate	12%	12%
Monthly payment rate	6%	18%
Annual credit loss rate	2%	4%
Annual revenues as a percent to credit card receivables	10%	18%
Annual expenses as a percent to credit card receivables	4%	9%
We recognized $25 of amortization expense in 2015 on the beneficial interest asset which had a fair value of $37 at January 30, 2016. Amortization primarily reflects payments received on the receivables sold and is recorded in credit card revenues, net.
We did not have any financial assets or liabilities that were measured at fair value on a recurring basis as of January 31, 2015.
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
We estimate the fair value of long-term debt using quoted market prices of the same or similar issues and, as such, this is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	January 30, 2016	January 31, 2015
Carrying value of long-term debt	$2,805	$3,131
Fair value of long-term debt	3,077	3,693
Non-financial Assets Measured at Fair Value on a Nonrecurring Basis
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill, investment in contract asset and other long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. In 2015, we recorded asset impairment charges of $59, which are included in our Retail Business selling, general and administrative expenses (see Note 17: Segment Reporting). For additional information related to goodwill, intangible assets, long-lived assets and impairments, see Note 1: Nature of Operations and Summary of Significant Accounting Policies. We did not record any material impairment losses in 2014 and 2013. We estimate the fair value of goodwill and long-lived tangible and intangible assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements.

Nordstrom, Inc. and subsidiaries 53

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

NOTE 11:  LEASES
We lease the land or the land and buildings at many of our stores. Additionally, we lease office facilities, warehouses and equipment. Most of these leases are classified as operating leases and they expire at various dates through 2080. The majority of our fixed, non-cancellable lease terms are 15 to 30 years for Nordstrom full-line stores and 10 to 15 years for Nordstrom Rack stores. Many of our leases include options that allow us to extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception. Most of our leases also provide for payment of operating expenses, such as common area charges, real estate taxes and other executory costs, and some leases require additional payments based on sales, referred to as “percentage rent.”
Future minimum lease payments as of January 30, 2016 are as follows:

Fiscal year	Capital leases	Operating leases
2016	$2	$253
2017	1	271
2018	1	277
2019	—	274
2020	—	255
Thereafter	—	1,490
Total minimum lease payments	$4	$2,820
Less: amount representing interest	—
Present value of net minimum lease payments	$4
Rent expense for 2015, 2014 and 2013 was as follows:

Fiscal year	2015	2014	2013
Minimum rent:
Store locations	$204	$170	$145
Offices, warehouses and equipment	41	36	35
Percentage rent	13	14	14
Property incentives	(82)	(83)	(69)
Total rent expense	$176	$137	$125
The rent expense above does not include common area charges, real estate taxes and other executory costs, which were $97 in 2015, $88 in 2014 and $81 in 2013.
NOTE 12:  COMMITMENTS AND CONTINGENCIES
Our estimated total purchase obligations, capital expenditure contractual commitments and inventory purchase orders were $2,010 as of January 30, 2016. In connection with the purchase of foreign merchandise, we have outstanding trade letters of credit totaling $1 as of January 30, 2016.
Plans for our Manhattan full-line store, which we currently expect to open in 2019, ultimately include owning a condominium interest in a mixed-use tower and leasing certain nearby properties. As of January 30, 2016, we had approximately $176 of fee interest in land, which is expected to convert to the condominium interest once the store is constructed. We have committed to make future installment payments based on the developer meeting pre-established construction and development milestones. In the unlikely event that this project is not completed, the opening may be delayed and we may be subject to future losses or capital commitments in order to complete construction or to monetize our previous investments in the land.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

NOTE 13:  SHAREHOLDERS’ EQUITY
In February 2013, our Board of Directors authorized a program to repurchase up to $800 of our outstanding common stock, through March 1, 2015. There was $73 of unused capacity upon program expiration. In September 2014, our Board of Directors authorized a program to repurchase up to $1,000 of our outstanding common stock, through March 1, 2016. As of January 30, 2016, there is no capacity remaining on the September 2014 authorization. On October 1, 2015, our Board of Directors authorized a program to repurchase up to $1,000 of our outstanding common stock, through March 1, 2017. The following is a summary of the activity related to our share repurchase programs in 2013, 2014 and 2015:

	Shares	Average price per share	Amount
Capacity at February 2, 2013			$393
February 2013 authorization (ended March 1, 2015)			800
Shares repurchased	9.1	$57	(523)
Capacity at February 1, 2014			670
September 2014 authorization (ends March 1, 2016)			1,000
Shares repurchased	8.9	$66	(595)
Capacity at January 31, 2015			1,075
October 2015 authorization (ends March 1, 2017)			1,000
Shares repurchased	19.1	$63	(1,191)
Expiration of unused capacity in March 2015			(73)
Capacity at January 30, 2016			$811
The actual number, price, manner and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable SEC rules.
We paid dividends of $6.33 per share in 2015, $1.32 per share in 2014 and $1.20 per share in 2013. Dividends paid in 2015 included a special cash dividend of $905, or $4.85 per share of outstanding common stock, in addition to our recurring quarterly dividend of $0.37 per share. The special dividend was authorized by our Board of Directors on October 1, 2015 and was paid using proceeds from the sale of our credit card receivables (see Note 2: Credit Card Receivable Transaction).
In February 2016, subsequent to year end, we declared a quarterly dividend of $0.37 per share, which will be paid on March 22, 2016.
NOTE 14:  STOCK-BASED COMPENSATION
We currently grant stock-based awards under our 2010 Equity Incentive Plan, 2002 Nonemployee Director Stock Incentive Plan and Trunk Club Value Creation Plan, and employees may purchase our stock at a discount under our Employee Stock Purchase Plan.
In 2010, our shareholders approved the adoption of the 2010 Plan, which replaced the 2004 Equity Incentive Plan (“2004 Plan”). The 2010 Plan authorizes the grant of stock options, performance share units, restricted stock units, stock appreciation rights and both restricted and unrestricted shares of common stock to employees. The aggregate number of shares to be issued under the 2010 Plan may not exceed 27.6 plus any shares currently outstanding under the 2004 Plan that are forfeited or expire during the term of the 2010 Plan. No future grants will be made under the 2004 Plan. As of January 30, 2016, we have 70.4 shares authorized, 42.6 shares issued and outstanding and 13.5 shares remaining available for future grants under the 2010 Plan.
The 2002 Nonemployee Director Stock Incentive Plan authorizes the grant of stock awards to our nonemployee directors. These awards may be deferred or issued in the form of restricted or unrestricted stock, non-qualified stock options or stock appreciation rights. As of January 30, 2016, we had 0.9 shares authorized and 0.5 shares available for issuance under this plan. In 2015, total expense on deferred shares was less than $1.
Under the ESPP, employees may make payroll deductions of up to 10% of their base and bonus compensation. At the end of each six-month offering period, participants may apply their accumulated payroll deductions toward the purchase of shares of our common stock at 90% of the fair market value on the last day of the offer period. As of January 30, 2016, we had 12.6 shares authorized and 3.0 shares available for issuance under the ESPP.

Nordstrom, Inc. and subsidiaries 55

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

The following table summarizes our stock-based compensation expense:

Fiscal year	2015	2014	2013
Stock options	$33	$37	$44
Restricted stock units	18	10	—
Acquisition-related stock compensation	17	11	8
Performance share units	(3)	6	—
Other	5	4	6
Total stock-based compensation expense, before income tax benefit	70	68	58
Income tax benefit	(21)	(23)	(19)
Total stock-based compensation expense, net of income tax benefit	$49	$45	$39
The stock-based compensation expense before income tax benefit was recorded in our Consolidated Statements of Earnings as follows:

Fiscal year	2015	2014	2013
Cost of sales and related buying and occupancy costs	$20	$17	$15
Selling, general and administrative expenses	50	51	43
Total stock-based compensation expense, before income tax benefit	$70	$68	$58
The benefit of tax deductions in excess of the compensation cost recognized for stock-based awards is classified as financing cash inflows and is reflected as excess tax benefit from stock-based compensation in the Consolidated Statements of Cash Flows.
Special Dividend Adjustment
In connection with the closing of our credit card receivable transaction on October 1, 2015, our Board of Directors authorized a special cash dividend of $4.85 per share (see Note 13: Shareholders’ Equity). As required by our equity incentive plans, an adjustment was made to outstanding awards to prevent dilution of their value resulting from the special cash dividend. These adjustments did not result in incremental stock-based compensation expense as the anti-dilutive adjustments were required by our equity incentive plans. The adjustments to awards included increasing the number of outstanding restricted stock units, stock options and performance shares, as well as reducing the exercise prices of outstanding stock options. The impact of these adjustments are reflected in the disclosures below.
Stock Options
We used the following assumptions to estimate the fair value for stock options at grant date (excluding options granted in connection with the Trunk Club acquisition):

Fiscal year	2015	2014	2013
Risk-free interest rate: Represents the yield on U.S. Treasury zero-coupon securities that mature over the 10-year life of the stock options.	0.2% – 2.1%	0.2% – 2.6%	0.2% – 1.8%
Weighted-average volatility: Based on a combination of the historical volatility of our common stock and the implied volatility of exchange-traded options for our common stock.	29.4%	30.1%	31.8%
Weighted-average expected dividend yield: Our forecasted dividend yield for the next 10 years.	1.8%	2.2%	2.0%
Expected life in years: Represents the estimated period of time until option exercise. The expected term of options granted was derived from the output of the Binomial Lattice option valuation model and was based on our historical exercise behavior, taking into consideration the contractual term of the option and our employees’ expected exercise and post-vesting employment termination behavior.	6.7	6.8	6.7
The weighted-average fair value per option at the grant date was $21, $16 and $14 in 2015, 2014 and 2013. As part of the Trunk Club acquisition in 2014, the weighted-average fair value per option at the grant date was $59. In 2015, 2014 and 2013, stock option awards to employees were approved by the Compensation Committee of our Board of Directors and their exercise price was set at $81, $61 and $54, the closing price of our common stock on February 24, 2015, March 3, 2014 and March 4, 2013 (the dates of grant). In 2015, we began granting additional stock options on a quarterly basis, which were insignificant in aggregate. The number of awards granted to an individual are determined based upon a percentage of the recipients’ base salaries and the fair value of the stock options. Options vest over four years, and expire 10 years after the date of grant. In 2015, we awarded stock options to 2,495 employees, compared with 1,799 and 1,625 employees in 2014 and 2013.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

A summary of stock option activity for 2015, which includes awards issued as part of the Trunk Club acquisition in 2014, is presented below:

Fiscal year	2015
	Shares	Weighted- average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, beginning of year	12.7	$46
Granted	1.8	75
Special dividend adjustment	0.9	N/A
Exercised	(1.8)	41
Forfeited or cancelled	(0.4)	58
Outstanding, end of year	13.2	$47	6	$88
Exercisable, end of year	7.5	$39	5	$81
Vested or expected to vest, end of year	12.8	$47	6	$88
The aggregate intrinsic value of options exercised during 2015, 2014 and 2013 was $62, $97 and $89. The total fair value of stock options vested during 2015, 2014 and 2013 was $44, $41 and $34. As of January 30, 2016, the total unrecognized stock-based compensation expense related to nonvested stock options was $57, which is expected to be recognized over a weighted-average period of 27 months.
Restricted Stock Units
In 2014 and 2015, we granted our employees restricted stock units that were approved by the Compensation Committee of our Board of Directors, and determined based upon a percentage of the recipients’ base salaries and the fair value of the restricted stock units. Restricted stock units typically vest over four years.
A summary of restricted stock unit activity for 2015, which includes awards issued as part of the Trunk Club acquisition in 2014, is presented below:

Fiscal year	2015
	Shares	Weighted-average grant date fair value per unit
Outstanding, beginning of year	0.9	$66
Granted	0.5	77
Special dividend adjustment	0.1	N/A
Vested	(0.3)	66
Forfeited	0.0	71
Outstanding, end of year	1.2	$71
The total fair value of restricted stock units vested during 2015 was $24. As of January 30, 2016, the total unrecognized stock-based compensation expense related to nonvested restricted stock units was $56, which is expected to be recognized over a weighted-average period of 29 months.
Performance Share Units
We generally grant performance share units to executive officers as one of the ways to align compensation with shareholder interests. Performance share units are earned after a three-year performance cycle only when our total shareholder return (reflecting daily stock price appreciation and compounded reinvestment of dividends) outperforms companies in a defined group of competitors determined by the Compensation Committee of our Board of Directors. Performance share units granted in 2013 also require the total shareholder return to be positive for any payout. The percentage of units that are earned depends on our relative position at the end of the performance cycle and can range from 0% to 175% of the number of units granted.Because performance share units are payable in either cash or stock as elected by the employee, they are classified as a liability award. The liability is remeasured, with a corresponding adjustment to earnings, at each fiscal quarter-end during the performance cycle. The performance share unit liability is remeasured using the estimated percentage of units earned multiplied by the closing market price of our common stock on the current period-end date and is pro-rated based on the amount of time that has passed in the vesting period. The price used to determine the amount of cash or stock settled for the performance share units upon vesting is the closing market price of our common stock on the last day of the performance cycle.

Nordstrom, Inc. and subsidiaries 57

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

The following is a summary of performance share unit activity which assumes performance share units vest at 100% of the number of units granted:

Fiscal year	2015
Outstanding units, beginning of year	0.2
Granted	0.1
Special dividend adjustment	—
Vested	—
Forfeited or cancelled	—
Outstanding units, end of year	0.3
In 2015, the 2012 performance share units earned and vested at 75% was less than 0.1 units and had a total stock and cash settlement of $3.
As of January 30, 2016, our current and non-current other liabilities included a total of $3 for performance share units, and there was no remaining unrecognized stock-based compensation expense for unvested performance share units.
Employee Stock Purchase Plan
We issued 0.3 shares under the ESPP during 2015 and 2014. At the end of 2015 we had current liabilities of $7 for future purchases of shares under the ESPP compared with $6 at the end of 2014.
Trunk Club Value Creation Plan
As part of the acquisition, we created a Value Creation Plan (“VCP”) to incentivize Trunk Club employees to increase the value of the Trunk Club business. The VCP has three payout scenarios that are determined based on the Trunk Club business meeting minimum or exceeding maximum 2018 sales and earnings metrics. If the minimum is not met, the payout is $0 (“Outcome A”); if the maximum is met, the payout is $100 (“Outcome B”). If the sales and earnings metrics surpass the minimum but do not reach the maximum, the payout is based on the incremental value growth of the Trunk Club business since acquisition, and will be between $0 and $100 (“Outcome C”).
We estimate the grant date fair value for each outcome and recognize expense based upon Outcome C, deemed most probable. If at any time it becomes probable that another outcome will be achieved, compensation expense will be cumulatively adjusted based on the grant date fair value associated with that outcome. The final payout amount will be determined at the end of 2018 and settled in 2019 at our discretion in either cash or stock. We intend to settle the VCP in stock.
As of the year ended January 30, 2016, based on the payout scenario we believe is probable, we estimated the grant date fair value of $10 per unit using the Black-Scholes valuation model. Stock-based compensation expense is recognized on an accelerated basis due to the performance criteria and graded vesting features of the VCP. In 2015, we recognized $3 in stock-based compensation expense associated with the VCP.
As of January 30, 2016, we granted 0.9 of the 1.0 units available for grant. Total unrecognized stock-based compensation expense related to nonvested VCP units was $4, which we expect to recognize over the next 31 months.
NOTE 15:  INCOME TAXES
U.S. and foreign components of earnings before income taxes were as follows:

Fiscal year	2015	2014	2013
U.S.	$996	$1,196	$1,189
Foreign	(20)	(11)	—
Earnings before income taxes	$976	$1,185	$1,189

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

Income tax expense consists of the following:

Fiscal year	2015	2014	2013
Current income taxes:
Federal	$202	$397	$379
State and local	32	61	64
Total current income tax expense	234	458	443
Deferred income taxes:
Federal	123	9	9
State and local	23	2	3
Foreign	(4)	(4)	—
Total deferred income tax expense	142	7	12
Total income tax expense	$376	$465	$455
A reconciliation of the statutory federal income tax rate to the effective tax rate on earnings before income taxes is as follows:

Fiscal year	2015	2014	2013
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income taxes	4.1%	3.8%	3.6%
Non-deductible acquisition-related items	0.4%	0.9%	—%
Federal credits	(0.6%)	(0.2%)	(0.1%)
Other, net	(0.3%)	(0.3%)	(0.2%)
Effective tax rate	38.6%	39.2%	38.3%
Tax adjustments related to a reassessment of our deferred tax assets related to acquisitions resulted in a higher effective tax rate in 2014.
The components of deferred tax assets and liabilities are as follows:

	January 30, 2016	January 31, 2015
Compensation and benefits accruals	$194	$191
Allowance for sales returns	73	62
Credit card receivable transaction	28	—
Accrued expenses	48	51
Allowance for credit losses	1	29
Merchandise inventories	35	31
Gift cards	29	23
Gain on sale of interest rate swap	9	12
Nordstrom Notes	24	22
Federal benefit of state taxes	4	3
Other	13	4
Total deferred tax assets	458	428
Valuation allowance	(1)	—
Total net deferred tax assets	457	428
Land, property and equipment basis and depreciation differences	(301)	(116)
Debt exchange premium	(23)	(22)
Total deferred tax liabilities	(324)	(138)
Net deferred tax assets	$133	$290

Nordstrom, Inc. and subsidiaries 59

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

As of January 30, 2016, our state and foreign net operating loss carryforwards for income tax purposes were approximately $12 and $23, respectively. As of January 31, 2015, our state and foreign net operating loss carryforwards for income tax purposes were approximately $3 and $11, respectively. The net operating loss carryforwards are subject to certain statutory limitations of the Internal Revenue Code, applicable state laws and applicable foreign laws. If not utilized, a portion of our state and foreign net operating loss carryforwards will begin to expire in 2031 and 2033, respectively. Management believes it is more likely than not that certain state and foreign net operating loss carryforwards will not be used in the foreseeable future. As such, a valuation allowance of $1 has been recorded on the deferred tax assets related to certain state and foreign net operating loss carryforwards.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Fiscal year	2015	2014	2013
Unrecognized tax benefit at beginning of year	$15	$14	$15
Gross increase to tax positions in prior periods	6	9	3
Gross decrease to tax positions in prior periods	(2)	(2)	(1)
Gross increase to tax positions in current period	2	2	1
Lapses in statute	(2)	(3)	—
Settlements	—	(5)	(4)
Unrecognized tax benefit at end of year	$19	$15	$14
At the end of 2015 and 2014, $15 and $13 of the ending gross unrecognized tax benefit related to items which, if recognized, would affect the effective tax rate.
There were no significant changes to expense in 2015, 2014 and 2013 for tax-related interest and penalties. At the end of 2015 and 2014, our liability for interest and penalties was $2.
We file income tax returns in the U.S. and a limited number of foreign jurisdictions. With few exceptions, we are no longer subject to federal, state and local, or non-U.S. income tax examinations for years before 2011. Unrecognized tax benefits related to federal, state and local tax positions may decrease by $7 by January 28, 2017, due to the completion of examinations and the expiration of various statutes of limitations.
NOTE 16:  EARNINGS PER SHARE
Earnings per basic share is computed using the weighted-average number of common shares outstanding during the year. Earnings per diluted share uses the weighted-average number of common shares outstanding during the year plus dilutive common stock equivalents, primarily stock options. Dilutive common stock reflects the issuance of stock for all outstanding options that could be exercised and would also reduce the amount of earnings for which each share is entitled. Anti-dilutive shares (including stock options and other shares) are excluded from the calculation of diluted shares and earnings per diluted share because their impact could increase earnings per diluted share.
The computation of earnings per share is as follows:

Fiscal year	2015	2014	2013
Net earnings	$600	$720	$734

Basic shares	186.3	190.0	194.5
Dilutive effect of stock options and other	3.8	3.6	3.2
Diluted shares	190.1	193.6	197.7

Earnings per basic share	$3.22	$3.79	$3.77
Earnings per diluted share	$3.15	$3.72	$3.71

Anti-dilutive stock options and other	2.3	2.1	4.1

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

NOTE 17:  SEGMENT REPORTING
Segments
We have two reportable segments, which include Retail and Credit.
Our Retail segment includes our Nordstrom operating segment, which is composed of our Nordstrom U.S. full-line stores and Nordstrom.com. Both of these divisions earn revenue by offering customers a wide range of apparel, shoes, cosmetics and accessories for women, men, young adults and children. Through our multi-channel initiatives, we have integrated the operations, merchandising and technology of our Nordstrom full-line and online stores, consistent with our customers’ expectations of a seamless shopping experience regardless of channel. Our internal reporting to our principal executive officer, who is our chief operating decision maker, is consistent with these multi-channel initiatives. Our Nordstrom Rack, Nordstromrack.com/HauteLook, Jeffrey, Canadian operations and Trunk Club operating segments have similar economic and qualitative characteristics, including nature of products, method of distribution and type of customer or the segment results are not significant to the operating results of Nordstrom. Therefore, the results of these operating segments have been aggregated with our Nordstrom operating segment into the Retail reportable segment.
Through our Credit segment, our customers can access a variety of payment products and services, including a Nordstrom private label card, two Nordstrom Visa credit cards and a debit card for Nordstrom purchases. These credit and debit cards also allow our customers to participate in our loyalty program which provides benefits to cardholders based on their level of spending.
Amounts in the Corporate/Other column include unallocated corporate expenses and assets (including unallocated assets in corporate headquarters, consisting primarily of cash, land, buildings and equipment and deferred tax assets), sales return reserve, inter-segment eliminations and other adjustments to segment results necessary for the presentation of consolidated financial results in accordance with generally accepted accounting principles.
Total Retail Business represents a subtotal of the Retail segment and Corporate/Other, and is consistent with our presentation in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations. Total Retail Business is not a reportable segment.
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
Reclassification
Reclassifications were made to our segment reporting to better reflect the way we view and measure our business. We reclassified certain expenses related to our entry into Canada from our Corporate/Other column to our Retail segment. Historical results were also reclassified to reflect the current period presentation.

Nordstrom, Inc. and subsidiaries 61

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

The following table sets forth information for our reportable segments:

	Retail	Corporate/Other	Total Retail Business	Credit	Total
Fiscal year 2015
Net sales	$14,376	($281)	$14,095	$—	$14,095
Credit card revenues, net	—	—	—	342	342
Earnings (loss) before interest and income taxes	1,220	(302)	918	183	1,101
Interest expense, net	—	(112)	(112)	(13)	(125)
Earnings (loss) before income taxes	1,220	(414)	806	170	976
Capital expenditures	837	241	1,078	4	1,082
Depreciation and amortization	428	143	571	5	576
Goodwill	435	—	435	—	435
Assets	5,460	1,720	7,180	518	7,698

Fiscal year 2014
Net sales	$13,369	($259)	$13,110	$—	$13,110
Credit card revenues, net	—	—	—	396	396
Earnings (loss) before interest and income taxes	1,382	(261)	1,121	202	1,323
Interest expense, net	—	(120)	(120)	(18)	(138)
Earnings (loss) before income taxes	1,382	(381)	1,001	184	1,185
Capital expenditures	683	172	855	6	861
Depreciation and amortization	393	112	505	3	508
Goodwill	435	—	435	—	435
Assets	5,103	1,781	6,884	2,361	9,245

Fiscal year 2013
Net sales	$12,395	($229)	$12,166	$—	$12,166
Credit card revenues, net	—	—	—	374	374
Earnings (loss) before interest and income taxes	1,406	(244)	1,162	188	1,350
Interest expense, net	—	(137)	(137)	(24)	(161)
Earnings (loss) before income taxes	1,406	(381)	1,025	164	1,189
Capital expenditures	636	161	797	6	803
Depreciation and amortization	364	88	452	2	454
Goodwill	175	—	175	—	175
Assets	4,191	2,118	6,309	2,265	8,574

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

The following table summarizes net sales within our reportable segments:

Fiscal year	2015	2014	2013
Nordstrom full-line stores - U.S.	$7,633	$7,682	$7,705
Nordstrom.com	2,300	1,996	1,622
Nordstrom	9,933	9,678	9,327

Nordstrom Rack	3,533	3,215	2,738
Nordstromrack.com/HauteLook	532	360	295
Off-price	4,065	3,575	3,033

Other retail[1]	378	116	35
Total Retail segment	14,376	13,369	12,395
Corporate/Other	(281)	(259)	(229)
Total net sales	$14,095	$13,110	$12,166
1 Other retail includes Nordstrom Canada full-line stores, Trunk Club and Jeffrey boutiques.
The following table summarizes the percent of total net sales by merchandise category:

Fiscal year	2015	2014	2013
Women’s Apparel	31%	30%	31%
Shoes	23%	23%	23%
Men’s Apparel	17%	16%	16%
Women’s Accessories	12%	14%	14%
Cosmetics	11%	11%	11%
Kids’ Apparel	3%	4%	3%
Other	3%	2%	2%
Total net sales	100%	100%	100%

Nordstrom, Inc. and subsidiaries 63

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

NOTE 18:  SELECTED QUARTERLY DATA1 (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Fiscal year 2015
Net sales	$3,115	$3,598	$3,239	$4,143	$14,095
Comparable sales increase	4.4%	4.9%	0.9%	1.0%	2.7%
Credit card revenues, net[2]	100	103	89	51	342
Gross profit	1,116	1,271	1,097	1,443	4,927
Selling, general and administrative expenses[3]	(971)	(997)	(1,031)	(1,170)	(4,168)
Earnings before interest and income taxes	245	377	155	324	1,101
Net earnings	128	211	81	180	600
Earnings per basic share	$0.67	$1.11	$0.43	$1.01	$3.22
Earnings per diluted share	$0.66	$1.09	$0.42	$1.00	$3.15

Fiscal year 2014
Net sales	$2,837	$3,296	$3,040	$3,938	$13,110
Comparable sales increase	3.9%	3.3%	3.9%	4.7%	4.0%
Credit card revenues, net	94	96	100	105	396
Gross profit	1,015	1,166	1,079	1,444	4,704
Selling, general and administrative expenses	(844)	(931)	(917)	(1,084)	(3,777)
Earnings before interest and income taxes	265	331	262	465	1,323
Net earnings	140	183	142	255	720
Earnings per basic share	$0.74	$0.97	$0.74	$1.35	$3.79
Earnings per diluted share	$0.72	$0.95	$0.73	$1.32	$3.72
1 Quarterly totals may not foot across due to rounding.
2 On October 1, 2015, we completed the sale of a substantial majority of our U.S. Visa and private label credit card portfolio (see Note 2: Credit Card Receivable Transaction).
3 Amounts reported for the second and third quarters include $51 and $(32) of credit transaction and other, net which was presented separately in the 2015 Form10-Q’s. These amounts are reflected here net for consistency and comparability with total selling, general and administrative expenses on the Consolidated Statement of Earnings.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
On May 4, 2015, the Company filed a Form 8-K announcing the appointment of Blake Nordstrom, Pete Nordstrom and Erik Nordstrom as co-presidents of Nordstrom, Inc. The three executives retained their current roles and responsibilities following that appointment. In light of those individual responsibilities, Blake Nordstrom continues to serve as the Company’s principal executive officer for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s Executive Vice President and Chief Financial Officer is the Company’s principal financial officer for purposes of the Exchange Act.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 30, 2016.
Deloitte & Touche LLP, an independent registered public accounting firm, is retained to audit Nordstrom’s Consolidated Financial Statements and the effectiveness of the Company’s internal control over financial reporting. They have issued an attestation report on the Company’s internal control over financial reporting as of January 30, 2016, which is included herein.

Nordstrom, Inc. and subsidiaries 65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Nordstrom, Inc.
Seattle, Washington
We have audited the internal control over financial reporting of Nordstrom, Inc. and subsidiaries (the “Company”) as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 30, 2016 of the Company and our report dated March 14, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Seattle, Washington
March 14, 2016

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required under this item is included in the following sections of our Proxy Statement for our 2016 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Executive Officers
Director Elections
Board Committees and Charters
Director Nominating Process
Website Access to Corporate Governance Documents
Section 16(a) Beneficial Ownership Reporting Compliance
Corporate Governance
The certifications of our Co-President and Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Annual Report on Form 10-K and were included as exhibits to each of our quarterly reports on Form 10-Q. Our Co-President certified to the New York Stock Exchange (“NYSE”) on May 20, 2015 pursuant to Section 303A.12(a) of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.
Item 11. Executive Compensation.
The information required under this item is included in the following sections of our Proxy Statement for our 2016 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Compensation of Executive Officers
Compensation Discussion and Analysis
Director Compensation
Compensation Committee Interlocks and Insider Participation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information required under this item is included in the following sections of our Proxy Statement for our 2016 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Security Ownership of Certain Beneficial Owners and Management
Equity Compensation Plans
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required under this item is included in the following sections of our Proxy Statement for our 2016 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Election of Directors
Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services.
The information required under this item is included in the following section of our Proxy Statement for our 2016 Annual Meeting of Shareholders, the section of which is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Ratification of the Appointment of Independent Registered Public Accounting Firm

Nordstrom, Inc. and subsidiaries 67

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following information required under this item is filed as part of this report:
(a)1. FINANCIAL STATEMENTS
(a)3. EXHIBITS
Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 72 through 77 hereof.
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
Date: March 14, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Financial Officer:		Principal Executive Officer:

/s/	Michael G. Koppel	/s/	Blake W. Nordstrom
	Michael G. Koppel		Blake W. Nordstrom
	Executive Vice President and Chief Financial Officer		Co-President

Principal Accounting Officer:

/s/	James A. Howell
James A. Howell
Executive Vice President, Finance and Treasurer

Directors:

/s/	Shellye L. Archambeau	/s/	Phyllis J. Campbell
	Shellye L. Archambeau		Phyllis J. Campbell
	Director		Director

/s/	Tanya L. Domier	/s/	Michelle M. Ebanks
	Tanya L. Domier		Michelle M. Ebanks
	Director		Director

/s/	Enrique Hernandez, Jr.	/s/	Robert G. Miller
	Enrique Hernandez, Jr.		Robert G. Miller
	Chairman of the Board of Directors		Director

/s/	Blake W. Nordstrom	/s/	Erik B. Nordstrom
	Blake W. Nordstrom		Erik B. Nordstrom
	Director		Director

/s/	Peter E. Nordstrom	/s/	Philip G. Satre
	Peter E. Nordstrom		Philip G. Satre
	Director		Director

/s/	Brad D. Smith	/s/	Gordon A. Smith
	Brad D. Smith		Gordon A. Smith
	Director		Director

/s/	Bradley D. Tilden	/s/	B. Kevin Turner
	Bradley D. Tilden		B. Kevin Turner
	Director		Director

/s/	Robert D. Walter	/s/	Alison A. Winter
	Robert D. Walter		Alison A. Winter
	Director		Director

Date:	March 14, 2016

Nordstrom, Inc. and subsidiaries 69

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Nos. 333-166961, 333-161803, 333-63403, 333-40064, 333-40066, 333-79791, 333-101110, 333-118756, 333-146049, 333-174336, 333-173020, 333-189301, 333-198413, No. 333-207396 on Form S-8 and 333-198408 on Form S-3 of our reports dated March 14, 2016, relating to the financial statements of Nordstrom Inc. and subsidiaries, and the effectiveness of Nordstrom, Inc. and subsidiaries’ internal control over financial reporting, appearing in the Annual Report on Form 10-K of Nordstrom, Inc. for the year ended January 30, 2016.

/s/ Deloitte & Touche LLP
Seattle, Washington
March 14, 2016

[This page intentionally left blank.]

Nordstrom, Inc. and Subsidiaries
Exhibit Index

	Exhibit	Method of Filing
3.1	Articles of Incorporation as amended and restated on May 25, 2005	Incorporated by reference from the Registrant’s Form 8-K filed on May 31, 2005, Exhibit 3.1

3.2	Bylaws, as amended and restated on February 24, 2016	Incorporated by reference from the Registrant’s Form 8-K filed on February 26, 2016, Exhibit 3.1

4.1	Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated March 11, 1998	Incorporated by reference from Registration No. 333-47035, Exhibit 4.1

4.2	Amended and Restated Master Indenture, dated as of May 1, 2007, by and between Nordstrom Credit Card Master Note Trust II and Wells Fargo Bank, National Association, as indenture trustee	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 4.1

4.3	Series 2011-1 Indenture Supplement, dated as of November 22, 2011, by and between Nordstrom Credit Card Master Note Trust II and Wells Fargo Bank, National Association, as indenture trustee	Incorporated by reference from the Registrant’s Form 8-K filed on November 28, 2011, Exhibit 4.2

4.4	Indenture dated December 3, 2007, between the Company and Wells Fargo Bank, National Association	Incorporated by reference from the Registrant’s Form S-4/A filed on April 29, 2014, Exhibit 4.1

4.5
Note Purchase Agreement, dated as of November 16, 2011, by and between Nordstrom Credit Card Receivables II LLC, Nordstrom fsb, Nordstrom Credit, Inc., RBS Securities Inc. and J.P. Morgan Securities LLC
Incorporated by reference from the Registrant’s Form 8-K filed on November 28, 2011, Exhibit 4.1

4.6	Form of 6.25% Note due January 2018	Incorporated by reference from the Registrant’s Form 8-K filed on December 3, 2007, Exhibit 4.1

4.7	Form of 4.75% Note due May 1, 2020	Incorporated by reference from the Registrant’s Form 8-K filed on April 23, 2010, Exhibit 4.1

4.8	Form of 4.00% Note due 2021	Incorporated by reference from the Registrant’s Form 8-K filed on October 11, 2011, Exhibit 4.1

4.9	Form of 5.00% Global Note due 2044	Incorporated by reference from the Registrant’s Form S-4 filed on March 28, 2014, Exhibit 4.2

4.10	Form of 5.00% Rule 144A Global Note due 2044	Incorporated by reference from the Registrant’s Form S-4 filed on March 28, 2014, Exhibit 4.3

4.11	Form of 5.00% Regulation S Global Note due 2044	Incorporated by reference from the Registrant’s Form S-4 filed on March 28, 2014, Exhibit 4.4

4.12	Registration Rights Agreement, dated as of December 12, 2013	Incorporated by reference from the Registrant’s Form S-4 filed on March 28, 2014, Exhibit 4.5

4.13*	Trunk Club Newco, Inc. 2010 Equity Incentive Plan	Incorporated by reference from the Registrant’s Form S-8 filed on August 27, 2014, Exhibit 4.1

10.1*	Nordstrom 401(k) Plan & Profit Sharing, amended and restated on August 6, 2014	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2015, Exhibit 10.2

10.2*	Amendment 2014-4 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2014, Exhibit 10.6

10.3*	Amendment 2014-5 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2014, Exhibit 10.2

10.4*	Amendment 2014-6 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2014, Exhibit 10.3
*This exhibit is a management contract, compensatory plan or arrangement

	Exhibit	Method of Filing
10.5*	Nordstrom, Inc. Executive Management Group Bonus Plan	Incorporated by reference from the Registrant’s definitive proxy statement filed with the Commission on April 15, 2004

10.6*	Nordstrom, Inc. Executive Management Bonus Plan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2009, Exhibit 10.6

10.7*	Amended and Restated Nordstrom, Inc. Executive Management Bonus Plan	Incorporated by reference from the Registrant’s Form DEF 14A filed on March 30, 2012

10.8*	Nordstrom Executive Deferred Compensation Plan (2007)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.40

10.9*	Amendment 2008-1 to the Nordstrom Executive Deferred Compensation Plan (2007)	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.2

10.10*	Amendment 2008-2 to the Nordstrom Executive Deferred Compensation Plan	Incorporated by reference from the Registrant’s Form S-8 filed on September 9, 2009, Exhibit 10.4

10.11*	Amendment 2010-2 to the Nordstrom Executive Deferred Compensation Plan (2007 Restatement)	Incorporated by reference from the Registrant’s Form 8-K filed on December 23, 2010, Exhibit 10.1

10.12*	Amendment 2015-1 to the Nordstrom Executive Deferred Compensation Plan (2014 Restatement)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2015, Exhibit 10.27

10.13*	Amendment 2013-1 to the Nordstrom Executive Compensation Plan (2007 Restatement)	Incorporated by reference from the Registrant’s Form 8-K/A filed on November 26, 2013, Exhibit 10.1

10.14*	Nordstrom, Inc. Employee Stock Purchase Plan, amended and restated on August 27, 2008	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2008, Exhibit 10.2

10.15*	Nordstrom, Inc. Employee Stock Purchase Plan (2011 Restatement)	Incorporated by reference to Appendix A to the Registrant’s Form DEF 14A filed on March 31, 2011

10.16*	Form of Notice of 2005 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 2004 Equity Incentive Plan	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2005, Exhibit 10.1

10.17*	Form of Notice of 2006 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 2004 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.45

10.18*	2007 Stock Option Notice Award Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on February 26, 2007, Exhibit 10.1

10.19*	2008 Stock Option Notice Award Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on February 22, 2008, Exhibit 10.1

10.20*	2009 Nonqualified Stock Option Grant Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.2

10.21*	2010 Stock Option Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2009, Exhibit 10.1

10.22*	Form of 2011 Stock Option Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2010, Exhibit 10.1

10.23*	Form of 2012 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 18, 2011, Exhibit 10.1

10.24*	Form of 2013 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 14, 2012, Exhibit 10.1

10.25*	Form of 2014 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2014, Exhibit 10.1
*This exhibit is a management contract, compensatory plan or arrangement

Nordstrom, Inc. and subsidiaries 73

Nordstrom, Inc. and Subsidiaries
Exhibit Index

	Exhibit	Method of Filing
10.26*	Form of the 2015 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on February 19, 2015, Exhibit 10.1

10.27*	2004 Equity Incentive Plan	Incorporated by reference from the Registrant’s definitive proxy statement filed with the Commission on April 15, 2004

10.28*	Nordstrom, Inc. 2004 Equity Incentive Plan (2007 Amendment)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.44

10.29*	Nordstrom, Inc. 2004 Equity Incentive Plan (2008 Amendment)	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.1

10.30*	Nordstrom, Inc. 2010 Equity Incentive Plan	Incorporated by reference to Appendix A to the Registrant’s Form DEF 14A filed on April 8, 2010

10.31*	Nordstrom, Inc. 2010 Equity Incentive Plan as amended February 27, 2013	Incorporated by reference to Appendix A to the Registrant’s Form DEF 14A filed on April 1, 2013

10.32*	Nordstrom, Inc. 2010 Equity Incentive Plan as amended and restated February 26, 2014	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2014, Exhibit 10.4

10.33*	Nordstrom, Inc. Leadership Separation Plan (Effective March 1, 2005)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005, Exhibit 10.43

10.34*	Amendment 2006-1 to the Nordstrom, Inc. Leadership Separation Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.56

10.35*	Amendment 2008-1, Nordstrom, Inc. Leadership Separation Plan	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.3

10.36*	Amendment 2011-1 to the Nordstrom Leadership Separation Plan	Incorporated by reference from the Registrant’s Form 8-K filed on August 25, 2011, Exhibit 10.1

10.37*	Amendment 2013-1 to the Nordstrom Leadership Separation Plan	Incorporated by reference from the Registrant’s Form 8-K filed on March 5, 2013, Exhibit 10.1

10.38*	2009 Performance Share Unit Award Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.3

10.39*	2010 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2009, Exhibit 10.2

10.40*	Form of 2011 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2010, Exhibit 10.2

10.41*	Form of 2012 Performance Share Unit Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 18, 2011, Exhibit 10.2

10.42*	Form of 2013 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 14, 2012, Exhibit 10.2

10.43*	Form of 2014 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2014, Exhibit 10.3

10.44*	Form of the 2015 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on February 19, 2015, Exhibit 10.3

10.45*	Nordstrom Supplemental Executive Retirement Plan (2008)	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.4

10.46*	Amendment 2009-1 to the Nordstrom Supplemental Executive Retirement Plan	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.4

10.47*	Amendment 2014-1 to the Nordstrom Supplemental Executive Retirement Plan	Incorporated by reference from the Registrant’s Form 8-K filed on August 25, 2014, Exhibit 10.1
*This exhibit is a management contract, compensatory plan or arrangement

	Exhibit	Method of Filing
10.48*	Amendment 2014-2 to the Nordstrom Supplemental Executive Retirement Plan	Incorporated by reference from the Registrant’s Form 8-K filed on August 25, 2014, Exhibit 10.2

10.49	Nordstrom Directors Deferred Compensation Plan (2002 Restatement)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2004, Exhibit 10.55

10.50	Nordstrom Directors Deferred Compensation Plan (2007)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.41

10.51	Amendment 2009-1 to the Nordstrom Directors Deferred Compensation Plan	Incorporated by reference from the Registrant’s Form S-8 filed on September 9, 2009, Exhibit 10.5

10.52	2009 Form of Independent Director Indemnification Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.1

10.53	2010 Form of Independent Director Indemnification Agreement	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2011, Exhibit 10.78

10.54	The 2002 Nonemployee Director Stock Incentive Plan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002, Exhibit 10.1

10.55	Nordstrom, Inc. 2002 Nonemployee Director Stock Incentive Plan (2007 Amendment)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.39

10.56	Form of Restricted Stock Award under the 2002 Nonemployee Director Stock Incentive Plan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2007, Exhibit 10.1

10.57	Form of 2012 Restricted Stock Unit Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 18, 2011, Exhibit 10.3

10.58	Form of 2013 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 14, 2012, Exhibit 10.3

10.59	Form of 2014 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2014, Exhibit 10.2

10.60	Form of the 2015 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on February 19, 2015, Exhibit 10.2

10.61	Commitment of Nordstrom, Inc. to Nordstrom fsb dated June 17, 2004	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, Exhibit 10.4

10.62	Nordstrom fsb Segregated Earmarked Deposit Agreement and Security Agreement by and between Nordstrom fsb and Nordstrom, Inc. dated July 1, 2004	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, Exhibit 10.5

10.63
Revolving Credit Agreement dated April 1, 2015, between Registrant and each of the initial lenders named therein as lenders; Bank of America, N.A. as administrative agent; Wells Fargo Bank, National Association and U.S. Bank, National Association as co-syndication agents; and Fifth Third Bank as managing agent.
Incorporated by reference from the Registrant’s Form 8-K filed on April 6, 2015, Exhibit 10.1

10.64	Performance Undertaking dated December 4, 2001 between Registrant and Bank One, N.A.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002, Exhibit 10.38

10.65	Servicing Agreement, dated as of May 1, 2007, by and between Nordstrom fsb, and Nordstrom Credit, Inc.	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.2
*This exhibit is a management contract, compensatory plan or arrangement

Nordstrom, Inc. and subsidiaries 75

Nordstrom, Inc. and Subsidiaries
Exhibit Index

	Exhibit	Method of Filing
10.66
Amended and Restated Transfer and Servicing Agreement, dated as of May 1, 2007, by and between Nordstrom Credit Card Receivables II LLC, as transferor, Nordstrom fsb, as servicer, Wells Fargo Bank, National Association, as indenture trustee, and Nordstrom Credit Card Master Note Trust II, as issuer
Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.4

10.67	Second Amended and Restated Trust Agreement, dated as of May 1, 2007, by and between Nordstrom Credit Card Receivables II LLC, as transferor, and Wilmington Trust Company, as owner trustee	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.5

10.68	Amended and Restated Administration Agreement, dated as of May 1, 2007, by and between Nordstrom Credit Card Master Note Trust II, as issuer, and Nordstrom fsb, as administrator	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.6

10.69	Amended and Restated Receivables Purchase Agreement, dated as of May 1, 2007, by and between Nordstrom Credit, Inc., as seller and Nordstrom Credit Card Receivables II LLC, as purchaser	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.3

10.70	Participation Agreement, dated as of May 1, 2007, by and between Nordstrom fsb, as seller and Nordstrom Credit, Inc., as purchaser	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.1

10.71	Confirmation of transaction between The Royal Bank of Scotland plc and Nordstrom Inc., dated as of December 22, 2009	Incorporated by reference from the Registrant’s Form 8-K filed on December 23, 2009, Exhibit 10.1

10.72	Confirmation of transaction between Wachovia Bank N.A. and Nordstrom Inc., dated as of December 22, 2009	Incorporated by reference from the Registrant’s Form 8-K filed on December 23, 2009, Exhibit 10.2

10.73	Press release dated February 27, 2013 announcing that its Board of Directors authorized an $800 million share repurchase program	Incorporated by reference from the Registrant’s Form 8-K filed on February 28, 2013, Exhibit 99.1

10.74	Press release dated September 4, 2014 announcing that its Board of Directors authorized a $1,000 million share repurchase program	Incorporated by reference from the Registrant’s Form 8-K filed on September 4, 2014, Exhibit 99.1

10.75	Press release dated October 1, 2015 announcing that its Board of Directors authorized a $1,000 million share repurchase program	Incorporated by reference from the Registrant’s Form 8-K filed on October 2, 2015, Exhibit 99.1

10.76	Historical Statement of Earnings and segment data for fiscal year 2012 reclassified for consistency with our current view of business performance	Incorporated by reference from the Registrant’s Form 8-K filed on May 16, 2013, Exhibit 99.2

10.77	Historical Statement of Earnings and Operating Results for fiscal year 2012 by quarter reclassified for consistency with our current view of business performance	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2013, Exhibit 99.2

10.78	Press release dated December 3, 2013 announcing the pricing of a private offering of 2044 Notes	Incorporated by reference from the Registrant’s Form 8-K filed on December 4, 2013, Exhibit 99.1

10.79	Press release dated December 3, 2013 announcing the commencement of a private exchange offering	Incorporated by reference from the Registrant’s Form 8-K filed on December 4, 2013, Exhibit 99.2

10.80	Press release dated December 12, 2013 announcing the closing of the private offering of 2044 Notes	Incorporated by reference from the Registrant’s Form 8-K filed on December 12, 2013, Exhibit 99.1

10.81	Press release dated December 17, 2013 relating to the expiration of the early participation period	Incorporated by reference from the Registrant’s Form 8-K filed on December 17, 2013, Exhibit 99.1

10.82	Press release dated January 2, 2014 relating to the closing of the private exchange offer	Incorporated by reference from the Registrant’s Form 8-K filed on January 2, 2014, Exhibit 99.1

	Exhibit	Method of Filing
10.83	Purchase and Sale Agreement by and among Nordstrom, Inc., Nordstrom Credit, Inc., Nordstrom FSB and TD Bank USA, N.A. dated May 25, 2015	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015, Exhibit 10.1

10.84	Credit Card Program Agreement by and among Nordstrom, Inc., Nordstrom FSB and TD Bank USA, N.A. dated May 25, 2015	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015, Exhibit 10.1

21.1	Significant subsidiaries of the Registrant	Filed herewith electronically

23.1	Consent of Independent Registered Public Accounting Firm	Filed as page 70 of this report

31.1	Certification of Co-President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of Co-President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Filed herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

Nordstrom, Inc. and subsidiaries 77