Form 10-Q
period 2016-04-30
NORDSTROM INC
filed 2016-06-01
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016
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
YES ☐ NO ☑
Common stock outstanding as of May 25, 2016: 173,435,074 shares

1 of 27

NORDSTROM, INC.

2 of 27

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended
	April 30, 2016	May 2, 2015
Net sales	$3,192	$3,115
Credit card revenues, net	57	100
Total revenues	3,249	3,215
Cost of sales and related buying and occupancy costs	(2,100)	(1,999)
Selling, general and administrative expenses	(1,043)	(971)
Earnings before interest and income taxes	106	245
Interest expense, net	(31)	(33)
Earnings before income taxes	75	212
Income tax expense	(29)	(84)
Net earnings	$46	$128

Earnings per share:
Basic	$0.27	$0.67
Diluted	$0.26	$0.66

Weighted-average shares outstanding:
Basic	173.1	190.6
Diluted	175.7	194.9
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended
	April 30, 2016	May 2, 2015
Net earnings	$46	$128
Postretirement plan adjustments, net of tax	1	2
Foreign currency translation adjustment	27	5
Comprehensive net earnings	$74	$135
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 27

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	April 30, 2016	January 30, 2016	May 2, 2015
Assets
Current assets:
Cash and cash equivalents	$470	$595	$769
Accounts receivable, net	224	196	2,266
Merchandise inventories	2,125	1,945	2,017
Current deferred tax assets, net	—	—	256
Prepaid expenses and other	173	278	110
Total current assets	2,992	3,014	5,418

Land, property and equipment (net of accumulated depreciation of $5,170, $5,108 and $4,793)	3,789	3,735	3,445
Goodwill	435	435	447
Other assets	483	514	252
Total assets	$7,699	$7,698	$9,562

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,456	$1,324	$1,573
Accrued salaries, wages and related benefits	320	416	312
Other current liabilities	1,150	1,161	1,057
Current portion of long-term debt	10	10	8
Total current liabilities	2,936	2,911	2,950

Long-term debt, net	2,776	2,795	3,138
Deferred property incentives, net	536	540	540
Other liabilities	576	581	379

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 173.4, 173.5 and 191.0 shares issued and outstanding	2,582	2,539	2,422
(Accumulated deficit) Retained earnings	(1,677)	(1,610)	190
Accumulated other comprehensive loss	(30)	(58)	(57)
Total shareholders’ equity	875	871	2,555
Total liabilities and shareholders’ equity	$7,699	$7,698	$9,562
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 27

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

			(Accumulated	Accumulated
			Deficit)	Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at January 30, 2016	173.5	$2,539	($1,610)	($58)	$871
Net earnings	—	—	46	—	46
Other comprehensive earnings	—	—	—	28	28
Dividends ($0.37 per share)	—	—	(63)	—	(63)
Issuance of common stock under stock compensation plans	0.7	28	—	—	28
Stock-based compensation	0.2	15	—	—	15
Repurchase of common stock	(1.0)	—	(50)	—	(50)
Balance at April 30, 2016	173.4	$2,582	($1,677)	($30)	$875

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at January 31, 2015	190.1	$2,338	$166	($64)	$2,440
Net earnings	—	—	128	—	128
Other comprehensive earnings	—	—	—	7	7
Dividends ($0.37 per share)	—	—	(71)	—	(71)
Issuance of common stock under stock compensation plans	1.2	67	—	—	67
Stock-based compensation	0.1	17	—	—	17
Repurchase of common stock	(0.4)	—	(33)	—	(33)
Balance at May 2, 2015	191.0	$2,422	$190	($57)	$2,555
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 27

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Quarter Ended
	April 30, 2016	May 2, 2015
Operating Activities
Net earnings	$46	$128
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses	155	137
Amortization of deferred property incentives and other, net	(17)	(22)
Deferred income taxes, net	6	(10)
Stock-based compensation expense	20	19
Tax benefit from stock-based compensation	—	10
Excess tax benefit from stock-based compensation	(1)	(10)
Bad debt expense	—	10
Change in operating assets and liabilities:
Accounts receivable	(27)	16
Merchandise inventories	(212)	(248)
Prepaid expenses and other assets	94	(11)
Accounts payable	192	239
Accrued salaries, wages and related benefits	(100)	(106)
Other current liabilities	(6)	1
Deferred property incentives	13	50
Other liabilities	8	5
Net cash provided by operating activities	171	208

Investing Activities
Capital expenditures	(205)	(259)
Change in credit card receivables originated at third parties	—	16
Other, net	31	4
Net cash used in investing activities	(174)	(239)

Financing Activities
Proceeds from long-term borrowings, net of discounts	—	16
Principal payments on long-term borrowings	(2)	(2)
Decrease in cash book overdrafts	(33)	(10)
Cash dividends paid	(63)	(71)
Payments for repurchase of common stock	(50)	(28)
Proceeds from issuances under stock compensation plans	28	58
Excess tax benefit from stock-based compensation	1	10
Other, net	(3)	—
Net cash used in financing activities	(122)	(27)

Net decrease in cash and cash equivalents	(125)	(58)
Cash and cash equivalents at beginning of period	595	827
Cash and cash equivalents at end of period	$470	$769

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes (refund), net	($83)	$57
Interest, net of capitalized interest	17	30
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

6 of 27

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 1: BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the balances of Nordstrom, Inc. and its subsidiaries (the “Company”). All intercompany transactions and balances are eliminated in consolidation. The interim Condensed Consolidated Financial Statements have been prepared on a basis consistent in all material respects with the accounting policies described and applied in our 2015 Annual Report on Form 10-K (“Annual Report”), and reflect all adjustments of a normal recurring nature that are, in management’s opinion, necessary for the fair presentation of the results of operations, financial position and cash flows for the periods presented.
The Condensed Consolidated Financial Statements as of and for the periods ended April 30, 2016 and May 2, 2015 are unaudited. The Condensed Consolidated Balance Sheet as of January 30, 2016 has been derived from the audited Consolidated Financial Statements included in our 2015 Annual Report. The interim Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and related footnote disclosures contained in our 2015 Annual Report.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which was subsequently modified in August 2015 by ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. In early 2016, the FASB issued additional ASUs which clarify the implementation guidance on principal versus agent considerations, on identifying performance obligations and licensing and on the revenue recognition criteria. This guidance is effective for us beginning in the first quarter of 2018. We are currently evaluating the impact the provisions will have on our Consolidated Financial Statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as lease assets and lease liabilities. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification dictates whether lease expense is to be recognized based on an effective interest method or on a straight-line basis over the term of the lease. This ASU is effective for us beginning with the first quarter of 2019. Though we are currently evaluating the impact of these provisions, we expect it will have a material impact on our Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation — Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for us beginning with the first quarter of 2017. We are currently evaluating the impact the provisions will have on our Consolidated Financial Statements.

7 of 27

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 2: CREDIT CARD RECEIVABLE TRANSACTION
On October 1, 2015, we completed the sale of a substantial majority of our U.S. Visa and private label credit card portfolio to TD Bank, N.A. (“TD”) and we entered into a long-term program agreement under which TD is the exclusive issuer of our U.S. consumer credit cards.
In connection with the close of the credit card receivables transaction, we completed the defeasance of our $325 Series 2011-1 Class A Notes in order to provide the credit card receivables to TD free and clear. At close, we received $2.2 billion in cash consideration reflecting the par value of the receivables sold and incurred $32 in transaction-related expenses during the third quarter of 2015. Pursuant to the agreement, we are obligated to offer and administer our loyalty program and perform other account servicing functions. In return, we receive a portion of the ongoing credit card revenue, net of credit losses, from both the sold and newly generated credit card receivables.
We recorded certain assets and liabilities associated with the arrangement. The beneficial interest asset is carried at fair value (see Note 5: Fair Value Measurements) and is amortized over approximately four years based primarily on the payment rate of the associated receivables. The deferred revenue and investment in contract asset are recognized/amortized over seven years on a straight line basis, following the delivery of the contract obligations and expected life of the agreement. We record each of these items in credit card revenue, net in our Condensed Consolidated Statements of Earnings.
NOTE 3: ACCOUNTS RECEIVABLE
The components of accounts receivable are as follows:

	April 30, 2016	January 30, 2016	May 2, 2015
Credit card receivables and other, net	$225	$197	$2,336
Allowance for credit losses	(1)	(1)	(70)
Accounts receivable, net	$224	$196	$2,266
Credit card receivables and other, net as of April 30, 2016 and January 30, 2016 consist of employee credit card receivables and receivables from non-Nordstrom-branded cards. As of May 2, 2015, credit card receivables and other, net also included U.S. Visa and private label receivables sold to TD on October 1, 2015. There have been no material changes to the delinquency status or net credit losses of the receivables sold.

8 of 27

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 4: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt, including capital leases, is as follows:

	April 30, 2016	January 30, 2016	May 2, 2015
Secured
Series 2011-1 Class A Notes, 2.28%, due October 2016	$—	$—	$325
Mortgage payable, 7.68%, due April 2020	29	30	35
Other	4	5	9
Total secured debt	33	35	369

Unsecured
Net of unamortized discount:
Senior notes, 6.25%, due January 2018	649	649	649
Senior notes, 4.75%, due May 2020	499	499	499
Senior notes, 4.00%, due October 2021	500	500	499
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 7.00%, due January 2038	146	146	146
Senior notes, 5.00%, due January 2044	601	600	598
Other	58	76	86
Total unsecured debt	2,753	2,770	2,777

Total long-term debt	2,786	2,805	3,146
Less: current portion	(10)	(10)	(8)
Total due beyond one year	$2,776	$2,795	$3,138
As a condition of closing the credit card receivable transaction (see Note 2: Credit Card Receivable Transaction), we defeased $325 in secured Series 2011-1 Class A Notes in order to provide the receivables to TD free and clear.
Credit Facilities
As of April 30, 2016, we had total short-term borrowing capacity of $800, which is our $800 senior unsecured revolving credit facility (“revolver”) that expires in April 2020, with an option to extend for an additional year. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes. We have the option to increase the revolving commitment by up to $200, to a total of $1,000, provided that we obtain written consent from the lenders. As of April 30, 2016, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our revolver.
The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) leverage ratio of less than four times. As of April 30, 2016, we were in compliance with this covenant.

9 of 27

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
Level 1: Quoted market prices in active markets for identical assets or liabilities
Level 2: Other observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3: Unobservable inputs that cannot be corroborated by market data that reflect the reporting entity’s own assumptions
Financial Instruments Measured at Fair Value on a Recurring Basis
We recorded a beneficial interest asset when we completed the sale of a substantial majority of our U.S. Visa and private label credit card portfolio (see Note 2: Credit Card Receivable Transaction). We determined the fair value of the beneficial interest asset based on a discounted cash flow model using Level 3 inputs of the fair value hierarchy. Inputs and assumptions include the discount rate, payment rate, credit loss rate and revenues and expenses associated with the program agreement. Given our review of market participant capital structures in the banking and credit card industries and our historical and expected portfolio performance, we used the following ranges of input assumptions to determine the fair value as of April 30, 2016:

	Minimum	Maximum
Discount rate	12%	12%
Monthly payment rate	6%	13%
Annual credit loss rate	2%	4%
Annual revenues as a percent to credit card receivables	12%	18%
Annual expenses as a percent to credit card receivables	4%	9%
We recognized $10 of amortization expense for the quarter ended April 30, 2016 on the beneficial interest asset which had a fair value of $27 at April 30, 2016. Amortization primarily reflects payments received on the receivables sold and is recorded in credit card revenues, net.
We did not have any financial assets or liabilities that were measured at fair value on a recurring basis as of May 2, 2015.
Financial Instruments Not Measured at Fair Value
Financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable and certificates of deposit and approximate fair value due to their short-term nature.
We estimate the fair value of our long-term debt using quoted market prices of the same or similar issues and, as such, this is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	April 30, 2016	January 30, 2016	May 2, 2015
Carrying value of long-term debt	$2,786	$2,805	$3,146
Fair value of long-term debt	3,085	3,077	3,606
Non-financial Assets Measured at Fair Value on a Nonrecurring Basis
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill, investment in contract asset and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. There were no material impairment charges for these assets for the quarters ended April 30, 2016 and May 2, 2015. We estimate the fair value of goodwill, investment in contract asset and long-lived tangible and intangible assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements.
NOTE 6: COMMITMENTS AND CONTINGENCIES
Plans for our Manhattan full-line store, which we currently expect to open in 2019, ultimately include owning a condominium interest in a mixed-use tower and leasing certain nearby properties. As of April 30, 2016, we had approximately $201 of fee interest in land, which is expected to convert to a condominium interest once the store is constructed. We have committed to make future installment payments based on the developer meeting pre-established construction and development milestones. In the unlikely event that this project is not completed, the opening may be delayed and we may be subject to future losses or capital commitments in order to complete construction or to monetize our investment in the land.

10 of 27

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 7: SHAREHOLDERS’ EQUITY
On October 1, 2015, our Board of Directors authorized a program to repurchase up to $1,000 of our outstanding common stock, through March 1, 2017. During the quarter ended April 30, 2016, we repurchased 1.0 shares of our common stock for an aggregate purchase price of $50 and had $761 remaining in share repurchase capacity as of April 30, 2016. The actual number, price, manner and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission (“SEC”) rules.
In May 2016, subsequent to quarter end, we declared a quarterly dividend of $0.37 per share, which will be paid on June 15, 2016.
NOTE 8: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended
	April 30, 2016	May 2, 2015
Stock options	$8	$9
Restricted stock units	6	4
Acquisition-related stock compensation	4	5
Other	2	1
Total stock-based compensation expense, before income tax benefit	20	19
Income tax benefit	(6)	(6)
Total stock-based compensation expense, net of income tax benefit	$14	$13
The following table summarizes our grants:

	Quarter Ended
	April 30, 2016		May 2, 2015
	Granted	Weighted-average grant-date fair value per unit	Granted	Weighted-average grant-date fair value per unit
Stock options	2.5	$16	1.7	$21
Restricted stock units	0.7	$49	0.4	$78
Performance share units[1]	0.1	$44	0.1	N/A
1 Performance share units granted in 2015 were liability-based awards, therefore the weighted-average grant-date fair value is not meaningful.
NOTE 9: EARNINGS PER SHARE
The computation of earnings per share is as follows:

	Quarter Ended
	April 30, 2016	May 2, 2015
Net earnings	$46	$128

Basic shares	173.1	190.6
Dilutive effect of stock options and other	2.6	4.3
Diluted shares	175.7	194.9

Earnings per basic share	$0.27	$0.67
Earnings per diluted share	$0.26	$0.66

Anti-dilutive stock options and other	6.8	1.7

11 of 27

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 10: SEGMENT REPORTING
The following tables set forth information for our reportable segments:

	Retail	Corporate/Other	Retail Business	Credit	Total
Quarter Ended April 30, 2016
Net sales	$3,258	($66)	$3,192	$—	$3,192
Credit card revenues, net	—	—	—	57	57
Earnings (loss) before interest and income taxes	189	(99)	90	16	106
Interest expense, net	—	(31)	(31)	—	(31)
Earnings (loss) before income taxes	189	(130)	59	16	75

Quarter Ended May 2, 2015
Net sales	$3,191	($76)	$3,115	$—	$3,115
Credit card revenues, net	—	—	—	100	100
Earnings (loss) before interest and income taxes	280	(83)	197	48	245
Interest expense, net	—	(28)	(28)	(5)	(33)
Earnings (loss) before income taxes	280	(111)	169	43	212
The following table summarizes net sales within our reportable segments:

	Quarter Ended
	April 30, 2016	May 2, 2015
Nordstrom full-line stores - U.S.	$1,582	$1,699
Nordstrom.com	495	480
Nordstrom	2,077	2,179

Nordstrom Rack	894	831
Nordstromrack.com/HauteLook	166	117
Off-price	1,060	948

Other retail[1]	121	64
Total Retail segment	3,258	3,191
Corporate/Other	(66)	(76)
Total net sales	$3,192	$3,115
1 Other retail includes Nordstrom Canada full-line stores, Trunk Club and Jeffrey boutiques.

12 of 27

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
Strategic and Operational

•
successful execution of our customer strategy, including expansion into new domestic and international markets, acquisitions, investments in our stores and online as well as investments in technology, our ability to realize the anticipated benefits from growth initiatives and our ability to provide a seamless experience across all channels,

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

•	successful execution of our information technology strategy,

•	our ability to effectively utilize data in strategic planning and decision making,

•	efficient and proper allocation of our capital resources,

•	our ability to realize the expected benefits, respond to potential risks and appropriately manage costs associated with our program agreement with TD,

•	our ability to safeguard our reputation and maintain our vendor relationships,

•
our ability to respond to the business environment, fashion trends and consumer preferences, including changing expectations of service and experience in stores and online, and evolve our business model,

•	the effectiveness of planned advertising, marketing and promotional campaigns in the highly competitive retail industry,

•	the timing, price, manner and amounts of share repurchases by the Company, if any, or any share issuances by the Company, including issuances associated with option exercises or other matters,
Economic and External

•	the impact of economic and market conditions and the resultant impact on consumer spending patterns,

•	weather conditions, natural disasters, health hazards, national security or other market disruptions, or the prospects of these events and the resulting impact on consumer spending patterns,
Legal and Regulatory

•
our compliance with applicable domestic and international laws, regulations and ethical standards, including those related to banking, employment and tax and the outcome of claims and litigation and resolution of such matters,

•	impact of the current regulatory environment and financial system and health care reforms, and

•	compliance with debt covenants, availability and cost of credit, changes in our credit rating, changes in interest rates, debt repayment patterns and personal bankruptcies.
These and other factors, including those factors described in Part I, “Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K could affect our financial results and cause actual results to differ materially from any forward-looking information we may provide. We undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.

13 of 27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

OVERVIEW
Our first quarter results were impacted by lower than expected sales. We had a comparable sales decrease of 1.7%, which fell short of our plan. In response to the sales trends, we have worked aggressively to improve our inventory position. This resulted in ending the quarter with inventory growth of 5.4% relative to total net sales growth of 2.5%, an improvement from the negative 7% spread in the fourth quarter of 2015. While we were disciplined in our planned expenses, our results included unexpected credit chargeback expenses related to an industry change in liability rules and severance charges to realign our corporate support functions.
We continue to expand our reach to serve more customers. We opened six Nordstrom Rack stores in the quarter, which exceeded sales expectations, and when combined with Nordstromrack.com/HauteLook performance, off-price net sales increased 11.8%. We plan to open 15 more new Nordstrom Rack stores this fall. We’re building on the continued success of our Canada expansion with two full-line stores opening this fall in Toronto, the most productive market in Canada and one of the top markets in North America. In the U.S., we plan to open our second full-line store in Austin, Texas, which is a dynamic and growing market.
Our Nordstrom Rewards loyalty program is an important enabler of growth to increase our engagement with new and existing customers. On average our loyalty customers spend four times more and shop three times more than non-members. On May 18th, we launched an expanded program, providing customers the flexibility to earn rewards regardless of how they choose to pay. Our expanded program is expected to drive top-line sales growth and, more importantly, enable us to better engage with our customers.
For the balance of the year, we are prioritizing our resources to assure that every dollar spent is meaningful to the customer experience. Our efforts include continued focus on product relevance, inventory and expense discipline, operational efficiencies and the continual evaluation and prioritization of our capital initiatives. Specifically:

•	We’ve seen strength in our new and emerging brands and are dedicated to offering differentiated products and will continue to introduce and grow relevant brands that are compelling to customers.

•
While we continue to invest in our future growth and view technology as a top priority, we are executing on efficiency opportunities and have implemented a new technology operating model that is expected to optimize productivity and reduce complexity.

•
We are realigning our corporate support functions, which is expected to reduce costs while improving our focus and execution. In our supply chain, we are making changes to improve the unit economics of product delivered to our customers, which includes refining our online assortment and improving our merchandise allocation between stores and fulfillment centers.

•
Given the changes we are seeing in our industry, we completed a review of our five-year capital plan, resulting in approximately $400, or 10%, of reduced spend primarily related to new stores and remodels over the next few years.

While we recognize that the pace of change is increasing, our unwavering goal to serve our customers remains unchanged. We will continue to make the tough but necessary decisions that will ensure we are set up for continued success. We are confident that through our initiatives we are competitively positioned to deliver the products and experiences our customers want, which in turn will deliver long-term value to our shareholders.

14 of 27

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
Retail Business
Our Retail Business includes our Nordstrom U.S. and Canada full-line stores, Nordstrom.com, Nordstrom Rack stores, Nordstromrack.com/HauteLook, Trunk Club, Jeffrey and our Last Chance clearance store. For purposes of discussion and analysis of our results of operations of our Retail Business, we combine our Retail segment results with revenues and expenses in the “Corporate/Other” column of Note 10: Segment Reporting in Item 1 (collectively, the “Retail Business”).
Certain metrics we use to evaluate the Retail Business may not be calculated in a consistent manner among industry peers. Provided below are definitions of metrics we present within our analysis of the Retail Business:

•	Comparable Sales – sales from stores that have been open at least one full year at the beginning of the year. Total Company comparable sales include sales from our online channels.

•	Gross Profit – net sales less cost of sales and related buying and occupancy costs.

•	Inventory Turnover Rate – annual cost of sales and related buying and occupancy costs (for all segments) divided by the trailing 4-quarter average inventory.

•	Total Sales Per Square Foot – net sales divided by weighted-average square footage.

•
4-wall Sales Per Square Foot – sales for Nordstrom U.S. and Canada full-line stores, Nordstrom Rack stores, Trunk Club clubhouses, Jeffrey boutiques and our Last Chance store divided by their weighted-average square footage.

Summary
The following table summarizes the results of our Retail Business:

	Quarter Ended
	April 30, 2016		May 2, 2015
	Amount	% of net sales[1]	Amount	% of net sales[1]
Net sales	$3,192	100.0%	$3,115	100.0%
Cost of sales and related buying and occupancy costs	(2,099)	(65.8%)	(1,997)	(64.1%)
Gross profit	1,093	34.2%	1,118	35.9%
Selling, general and administrative expenses	(1,003)	(31.4%)	(921)	(29.6%)
Earnings before interest and income taxes	$90	2.8%	$197	6.3%
1 Subtotals and totals may not foot due to rounding.

15 of 27

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

	Quarter Ended
	April 30, 2016	May 2, 2015
Net sales by channel:
Nordstrom full-line stores - U.S.	$1,582	$1,699
Nordstrom.com	495	480
Full-price	2,077	2,179

Nordstrom Rack	894	831
Nordstromrack.com/HauteLook	166	117
Off-price	1,060	948

Other retail[1]	121	64
Retail segment	3,258	3,191
Corporate/Other	(66)	(76)
Total net sales	$3,192	$3,115

Net sales increase	2.5%	9.8%

Comparable sales increase (decrease) by channel:
Nordstrom full-line stores - U.S.	(7.7%)	0.5%
Nordstrom.com	3.1%	19.8%
Full-price	(5.4%)	4.2%
Nordstrom Rack	(0.8%)	(0.2%)
Nordstromrack.com/HauteLook	41.8%	51.2%
Off-price	4.6%	4.9%
Total Company	(1.7%)	4.4%

Sales per square foot:
Total sales per square foot	$111	$115
4-wall sales per square foot	89	94
Full-line sales per square foot - U.S.	76	83
Nordstrom Rack sales per square foot	123	130
1 Other retail includes Nordstrom Canada full-line stores, Trunk Club and Jeffrey boutiques.
Total Company net sales increased 2.5% for the first quarter ended 2016, compared with the same period in 2015, while comparable sales decreased 1.7% for the first quarter ended 2016. During the quarter, we relocated one full-line store and opened six Nordstrom Rack stores.
Full-price net sales, which consists of U.S. full-line and Nordstrom.com channels, decreased 4.7% for the first quarter ended 2016, compared with the same period in 2015, while comparable sales decreased 5.4%. These decreases were driven by softer sales across stores and online, merchandise categories and regions. On a comparable basis, full-price experienced a decrease in the total number of items sold, partially offset by an increase in the average selling price per item sold. The top-performing merchandise category was Beauty. The younger customer-focused departments in Women's Apparel continued to reflect strength with positive comparable sales increases. The Midwest was the top-performing full-price geographic region.
U.S. full-line stores’ net sales decreased 6.9% and comparable sales decreased 7.7% for the quarter ended April 30, 2016, compared with the same period in 2015. Nordstrom.com net sales increased 3.1% for the quarter ended April 30, 2016, on top of last year’s 19.8% increase.

16 of 27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Within our off-price offering, Nordstrom Rack net sales increased 7.5%, for the first quarter ended April 30, 2016, compared with the same period in 2015, attributable to 23 new store openings since the end of the first quarter of 2015. Nordstrom Rack comparable sales decreased 0.8% for the first quarter ended April 30, 2016. Also on a comparable basis, the number of transactions decreased at Nordstrom Rack, partially offset by an increase in the average transaction size. Accessories was the top-performing merchandise category, while the Northeast was the top-performing geographic region. Nordstrom Rack sales per square foot decreased 5.2% for the first quarter ended April 30, 2016 primarily due to store expansion.
Nordstromrack.com/HauteLook continued to experience outsized growth, with a net sales increase of 41.8%.
Retail Business Gross Profit
The following table summarizes the Retail Business gross profit (“Retail GP”):

	Quarter Ended
	April 30, 2016	May 2, 2015
Retail gross profit	$1,093	$1,118
Retail gross profit as a % of net sales	34.2%	35.9%
Ending inventory per square foot	$73.87	$73.28
Inventory turnover rate	4.42	4.53
Our Retail GP rate for the first quarter ended April 30, 2016 decreased 165 basis points primarily due to higher markdowns to better align inventory to current trends. Our Retail GP decreased $25 primarily due to decreased sales at our U.S. full-line stores and higher markdowns across most channels. While sales trends were below expectations, we ended the period with inventory growth of 5.4% and net sales growth of 2.5% resulting in a negative spread of 3%, which represents an improvement over the negative spread of 7% in the fourth quarter of 2015.
Our inventory turnover rate decreased to 4.42 for the trailing 12 months ended April 30, 2016, from 4.53 for the same period 2015, due to softer sales trends experienced since the third quarter of 2015.
Retail Business Selling, General and Administrative Expenses
Retail Business selling, general and administrative expenses (“Retail SG&A”) are summarized in the following table:

	Quarter Ended
	April 30, 2016	May 2, 2015
Retail selling, general and administrative expenses	$1,003	$921
Retail selling, general and administrative expenses as a % of net sales	31.4%	29.6%
Our Retail SG&A increased $82 and our Retail SG&A rate increased 188 basis points for the quarter ended April 30, 2016, primarily due to higher credit chargeback expenses associated with an industry change in liability rules effective October 2015, severance charges related to the realignment of corporate support functions and planned fulfillment and technology costs supporting the Company’s growth initiatives.

17 of 27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Segment
As we completed the sale of a substantial majority of our U.S. Visa and private label credit card portfolio to TD on October 1, 2015, and entered into a long-term program agreement under which TD is the exclusive issuer of our U.S. consumer credit cards, our Credit Segment business has changed. With these changes, although we receive a smaller share of available profits under the program agreement, we no longer fund this portfolio alleviating significant working capital requirements (see Note 2: Credit Card Receivable Transaction in Item 1).
Summary
The table below provides a detailed view of the operational results of our Credit segment, consistent with Note 10: Segment Reporting:

	Quarter Ended
	April 30, 2016	May 2, 2015
Credit card revenues, net	$57	$100
Credit expenses	(41)	(52)
Earnings before interest and income taxes	16	48
Interest expense[1]	—	(5)
Credit segment earnings before income taxes	$16	$43

Credit and debit card volume[2]:
Outside	$1,016	$1,053
Inside	1,267	1,269
Total volume	$2,283	$2,322
1 Prior to the credit card receivable transaction, interest expense was allocated to the Credit segment as if it carried debt of up to 80% of the credit card receivables.
2 Volume represents sales on the total portfolio plus applicable taxes.
Credit Card Revenues, net
The following is a summary of our credit card revenues, net:

	Quarter Ended
	April 30, 2016	May 2, 2015
Finance charge revenue	$1	$64
Interchange fees	1	22
Late fees and other	1	14
Credit program revenues, net	54	—
Total credit card revenues, net	$57	$100
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
Following the close of the transaction and pursuant to the program agreement with TD, we receive our portion of the ongoing credit card revenue, net of credit losses, from both the sold and newly generated credit card receivables, which is recorded in credit program revenues, net. Revenue earned under the program agreement is impacted by the credit quality of receivables, both owned and serviced, and factors such as deteriorating economic conditions, declining creditworthiness of cardholders and the execution of account management and collection activities may heighten the risk of credit losses. Asset amortization and deferred revenue recognition associated with the assets and liabilities recorded as part of the transaction are also recorded in credit program revenues, net.
Credit card revenues, net decreased $43 for the quarter ended April 30, 2016, compared with the same period in 2015, primarily due to the impact of the program agreement with TD.

18 of 27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Expenses
Credit expenses are summarized in the following table:

	Quarter Ended
	April 30, 2016	May 2, 2015
Operational expenses	$40	$40
Bad debt expense	—	10
Occupancy expenses	1	2
Total credit expenses	$41	$52
Total credit expenses decreased $11 for the quarter ended April 30, 2016, compared with the same period in 2015, due to a decrease in bad debt expense since the sale of our credit card receivables in the third quarter of 2015.
Total Company Results
Interest Expense, net
Interest expense, net was $31 for the first quarter ended April 30, 2016, compared with $33 for the same period in 2015. The decrease was primarily due to the defeasance of our $325 Series 2011-1 Class A Notes in the third quarter of 2015 as a result of the credit card receivable transaction.
Income Tax Expense
Income tax expense is summarized in the following table:

	Quarter Ended
	April 30, 2016	May 2, 2015
Income tax expense	$29	$84
Effective tax rate	38.4%	39.8%
The effective tax rate decreased for the first quarter ended April 30, 2016, compared with the same period in 2015, primarily due to increased federal income tax credits.
Earnings Per Share
Earnings per share is as follows:

	Quarter Ended
	April 30, 2016	May 2, 2015
Basic	$0.27	$0.67
Diluted	$0.26	$0.66
Earnings per diluted share decreased for the first quarter ended April 30, 2016 compared with the same period in 2015, primarily due to a decrease in comparable sales and an increase in expenses, resulting in lower net earnings. This was partially offset by a decrease in weighted average shares outstanding resulting from increased share repurchases in the second, third and fourth quarters of 2015.
2016 Outlook
We updated our annual earnings per diluted share expectations, reflecting our updated sales outlook and expectations for a continued promotional environment. Our current outlook expectations for fiscal 2016 are as follows:

Net sales (percent)	2.5 to 4.5 increase
Comparable sales (percent)	1 decrease to 1 increase
Retail EBIT (percent)	10 to 20 decrease
Credit EBIT	$70 to $80 million
Earnings per diluted share (excluding the impact of any future share repurchases)	$2.50 to $2.70
The Anniversary Sale, which historically is our largest sale event of the year, is planned to start one week later in July relative to last year. This event shift is expected to result in a less favorable comparison in the second quarter, offset by a favorable comparison in the third quarter. Comparable sales are expected to be impacted by approximately 200 basis points in the second quarter and approximately 250 basis points in the third quarter.

19 of 27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Return on Invested Capital (“ROIC”) (Non-GAAP financial measure)
We believe ROIC is a useful financial measure for investors in evaluating the efficiency and effectiveness of our use of capital and believe ROIC is an important component of shareholders’ return over the long term. In addition, we incorporate ROIC in our executive incentive compensation measures. For the 12 fiscal months ended April 30, 2016, our ROIC decreased to 10.0% compared with 12.2% for the 12 fiscal months ended May 2, 2015, primarily due to reduced earnings.
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

	12 Fiscal Months Ended
	April 30, 2016	May 2, 2015
Net earnings	$518	$709
Add: income tax expense	321	459
Add: interest expense	123	136
Earnings before interest and income tax expense	962	1,304

Add: rent expense	182	143
Less: estimated depreciation on capitalized operating leases[1]	(96)	(76)
Net operating profit	1,048	1,371

Less: estimated income tax expense	(402)	(539)
Net operating profit after tax	$646	$832

Average total assets	$8,719	$9,069
Less: average non-interest-bearing current liabilities	(3,039)	(2,806)
Less: average deferred property incentives	(552)	(510)
Add: average estimated asset base of capitalized operating leases[2]	1,312	1,085
Average invested capital	$6,440	$6,838

Return on assets	5.9%	7.8%
ROIC	10.0%	12.2%
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
Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments. We believe that as of April 30, 2016, our existing cash and cash equivalents on-hand of $470, available credit facilities of $800 and potential future operating cash flows and borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives.
Operating Activities
Net cash provided by operating activities decreased $37 for the first quarter ended April 30, 2016, compared with the same period in 2015, primarily due to a decrease in earnings partially offset by favorable changes in working capital.
Investing Activities
Net cash used in investing activities was $174 for the first quarter ended April 30, 2016, compared with net cash used of $239 for the same period in 2015 primarily due to a decrease in capital expenditures related to new U.S. full-line stores and relocations.
Financing Activities
Net cash used in financing activities was $122 for the first quarter ended April 30, 2016, compared with $27 for the same period in 2015, primarily due to lower proceeds from common stock issuances, a decrease in cash book overdrafts and an increase in share repurchases.
Free Cash Flow (Non-GAAP financial measure)
Free Cash Flow is one of our key liquidity measures, and when used in conjunction with GAAP measures, provides investors with a meaningful analysis of our ability to generate cash from our business. For the first quarter ended 2016, we had negative Free Cash Flow of ($130) compared with ($116) for the first quarter ended 2015.
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

	Quarter Ended
	April 30, 2016	May 2, 2015
Net cash provided by operating activities	$171	$208
Less: capital expenditures	(205)	(259)
Less: cash dividends paid	(63)	(71)
Add: change in credit card receivables originated at third parties	—	16
Less: change in cash book overdrafts	(33)	(10)
Free Cash Flow	($130)	($116)

Net cash used in investing activities	($174)	($239)
Net cash used in financing activities	(122)	(27)

21 of 27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Capacity and Commitments
As of April 30, 2016, we had total short-term borrowing capacity of $800, which is our $800 senior unsecured revolving credit facility (“revolver”) that expires in April 2020, with an option to extend for an additional year. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes. We have the option to increase the revolving commitment by up to $200, to a total of $1,000, provided that we obtain written consent from the lenders. From time to time we utilize our commercial paper program to fund working capital needs, which has the effect of reducing our available liquidity under the revolver until repaid.
As of April 30, 2016, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our revolver.
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
Should the ratings assigned to our long-term unsecured debt improve, the applicable margin associated with any such borrowings may decrease, resulting in a lower borrowing cost under this facility. Should the ratings assigned to our long-term unsecured debt worsen, the applicable margin associated with our borrowings may increase, resulting in a higher borrowing cost under this facility.
Debt Covenants
The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) leverage ratio of less than four times (see the following additional discussion of Adjusted Debt to EBITDAR). As of April 30, 2016, we were in compliance with this covenant.

22 of 27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our goal is to manage debt levels to maintain an investment-grade credit rating and operate with an efficient capital structure. In evaluating our debt levels, this measure provides a reflection of our credit worthiness that could impact our credit rating and borrowing costs. We also have a debt covenant that requires an adjusted debt to EBITDAR leverage ratio of less than four times. As of April 30, 2016, our Adjusted Debt to EBITDAR was 2.4, compared with 2.1 as of May 2, 2015. This increase was primarily driven by reduced earnings.
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

	2016[1]	2015[1]
Debt	$2,786	$3,146
Add: estimated capitalized operating lease liability[2]	1,459	1,147
Less: fair value hedge adjustment included in long-term debt	(21)	(33)
Adjusted Debt	$4,224	$4,260

Net earnings	$518	$709
Add: income tax expense	321	459
Add: interest expense, net	123	136
Earnings before interest and income taxes	962	1,304

Add: depreciation and amortization expenses	593	526
Add: rent expense	182	143
Add: non-cash acquisition-related charges	9	14
EBITDAR	$1,746	$1,987

Debt to Net Earnings	5.4	4.4
Adjusted Debt to EBITDAR	2.4	2.1
1 The components of Adjusted Debt are as of April 30, 2016 and May 2, 2015, while the components of EBITDAR are for the 12 months ended April 30, 2016 and May 2, 2015.
2 Based upon the estimated lease liability as of the end of the period, calculated as the trailing 12 months of rent expense multiplied by eight. The multiple of eight times rent expense is a commonly used method of estimating the debt we would record for our leases that are classified as operating if they had met the criteria for a capital lease or we had purchased the property.

23 of 27

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We discussed our interest rate risk and our foreign currency exchange risk in Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2016. There have been no material changes to these risks since that time.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company performed an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified within the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

24 of 27

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Repurchases
(Dollar and share amounts in millions, except per share amounts)
The following is a summary of our first quarter share repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
February 2016 (January 31, 2016 to February 27, 2016)	1.0	$49.36	1.0	$761
March 2016 (February 28, 2016 to April 2, 2016)	—	—	—	761
April 2016 (April 3, 2016 to April 30, 2016)	—	—	—	761
Total	1.0	$49.36	1.0
1 On October 1, 2015, our Board of Directors authorized a program to repurchase up to $1,000 of our outstanding common stock through March 1, 2017. The actual number, price, manner and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable SEC rules.
Item 6. Exhibits.
Exhibits are incorporated herein by reference or are filed or furnished with this report as set forth in the Exhibit Index on page 27 hereof.

25 of 27

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	June 1, 2016

26 of 27

NORDSTROM, INC.
Exhibit Index

Exhibit		Method of Filing
10.1	Form of the 2016 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2016, Exhibit 10.1

10.2	Form of the 2016 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2016, Exhibit 10.2

10.3	Form of the 2016 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2016, Exhibit 10.3

10.4	Amendment 2016-1 to Nordstrom Leadership Separation Plan	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2016, Exhibit 10.4

10.5	First Amendment to Revolving Credit Agreement dated March 31, 2016, between Registrant, Bank of America, N.A. as Agent and the Lenders party thereto	Incorporated by reference from the Registrant’s Form 8-K filed on April 6, 2016, Exhibit 10.1

31.1	Certification of Co-President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of Co-President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Filed herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

27 of 27