Form 10-Q
period 2016-07-30
NORDSTROM INC
filed 2016-08-30
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2016
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
YES ☐ NO ☑
Common stock outstanding as of August 24, 2016: 173,440,084 shares

1 of 29

NORDSTROM, INC.

2 of 29

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales	$3,592	$3,598	$6,784	$6,714
Credit card revenues, net	59	103	116	202
Total revenues	3,651	3,701	6,900	6,916
Cost of sales and related buying and occupancy costs	(2,359)	(2,327)	(4,459)	(4,326)
Selling, general and administrative expenses	(1,071)	(997)	(2,114)	(1,968)
Earnings before interest and income taxes	221	377	327	622
Interest expense, net	(30)	(32)	(61)	(65)
Earnings before income taxes	191	345	266	557
Income tax expense	(74)	(134)	(103)	(218)
Net earnings	$117	$211	$163	$339

Earnings per share:
Basic	$0.67	$1.11	$0.94	$1.78
Diluted	$0.67	$1.09	$0.93	$1.74

Weighted-average shares outstanding:
Basic	173.5	189.4	173.3	190.0
Diluted	174.8	193.5	175.2	194.2
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net earnings	$117	$211	$163	$339
Postretirement plan adjustments, net of tax	—	1	1	3
Foreign currency translation adjustment	(10)	(10)	17	(5)
Comprehensive net earnings	$107	$202	$181	$337
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 29

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	July 30, 2016	January 30, 2016	August 1, 2015
Assets
Current assets:
Cash and cash equivalents	$892	$595	$423
Accounts receivable held for sale	—	—	2,391
Accounts receivable, net	263	196	241
Merchandise inventories	2,032	1,945	2,004
Current deferred tax assets, net	—	—	256
Prepaid expenses and other	163	278	117
Total current assets	3,350	3,014	5,432

Land, property and equipment (net of accumulated depreciation of $5,330, $5,108 and $4,912)	3,812	3,735	3,570
Goodwill	435	435	447
Other assets	533	514	251
Total assets	$8,130	$7,698	$9,700

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,604	$1,324	$1,589
Accrued salaries, wages and related benefits	381	416	389
Other current liabilities	1,326	1,161	1,145
Current portion of long-term debt	10	10	333
Total current liabilities	3,321	2,911	3,456

Long-term debt, net	2,772	2,795	2,808
Deferred property incentives, net	530	540	560
Other liabilities	570	581	385

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 173.3, 173.5 and 188.2 shares issued and outstanding	2,612	2,539	2,460
(Accumulated deficit) Retained earnings	(1,635)	(1,610)	97
Accumulated other comprehensive loss	(40)	(58)	(66)
Total shareholders’ equity	937	871	2,491
Total liabilities and shareholders’ equity	$8,130	$7,698	$9,700
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 29

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

				Accumulated
				Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Loss	Total
Balance at January 30, 2016	173.5	$2,539	($1,610)	($58)	$871
Net earnings	—	—	163	—	163
Other comprehensive earnings	—	—	—	18	18
Dividends ($0.74 per share)	—	—	(128)	—	(128)
Issuance of common stock under stock compensation plans	0.9	31	—	—	31
Stock-based compensation	0.2	42	—	—	42
Repurchase of common stock	(1.3)	—	(60)	—	(60)
Balance at July 30, 2016	173.3	$2,612	($1,635)	($40)	$937

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total
Balance at January 31, 2015	190.1	$2,338	$166	($64)	$2,440
Net earnings	—	—	339	—	339
Other comprehensive loss	—	—	—	(2)	(2)
Dividends ($0.74 per share)	—	—	(142)	—	(142)
Issuance of common stock under stock compensation plans	1.5	84	—	—	84
Stock-based compensation	0.1	38	—	—	38
Repurchase of common stock	(3.5)	—	(266)	—	(266)
Balance at August 1, 2015	188.2	$2,460	$97	($66)	$2,491
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 29

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six Months Ended
	July 30, 2016	August 1, 2015
Operating Activities
Net earnings	$163	$339
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses	319	277
Amortization of deferred property incentives and other, net	(34)	(95)
Deferred income taxes, net	(53)	(24)
Stock-based compensation expense	47	41
Tax (deficiency) benefit from stock-based compensation	(1)	13
Excess tax benefit from stock-based compensation	(1)	(13)
Bad debt expense	—	20
Change in operating assets and liabilities:
Accounts receivable	(66)	(216)
Merchandise inventories	(59)	(280)
Prepaid expenses and other assets	96	(19)
Accounts payable	262	240
Accrued salaries, wages and related benefits	(40)	(30)
Other current liabilities	175	56
Deferred property incentives	31	97
Other liabilities	12	9
Net cash provided by operating activities	851	415

Investing Activities
Capital expenditures	(407)	(521)
Change in credit card receivables originated at third parties	—	(64)
Other, net	33	4
Net cash used in investing activities	(374)	(581)

Financing Activities
Proceeds from long-term borrowings, net of discounts	—	16
Principal payments on long-term borrowings	(5)	(4)
(Decrease) increase in cash book overdrafts	(18)	49
Cash dividends paid	(128)	(142)
Payments for repurchase of common stock	(59)	(267)
Proceeds from issuances under stock compensation plans	30	71
Excess tax benefit from stock-based compensation	1	13
Other, net	(1)	26
Net cash used in financing activities	(180)	(238)

Net increase (decrease) in cash and cash equivalents	297	(404)
Cash and cash equivalents at beginning of period	595	827
Cash and cash equivalents at end of period	$892	$423

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes (refund), net	($50)	$209
Interest, net of capitalized interest	67	70

Non-cash investing and financing activities:
Accounts receivable reclassified from held for investment to held for sale	—	2,391
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
The Condensed Consolidated Financial Statements as of and for the periods ended July 30, 2016 and August 1, 2015 are unaudited. The Condensed Consolidated Balance Sheet as of January 30, 2016 has been derived from the audited Consolidated Financial Statements included in our 2015 Annual Report. The interim Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and related footnote disclosures contained in our 2015 Annual Report.
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
Our business, like that of other retailers, is subject to seasonal fluctuations. Due to our Anniversary Sale in July and the holidays in the fourth quarter, our sales are typically higher in the second and fourth quarters than in the first and third quarters of the fiscal year. In 2016, the Anniversary Sale event started one week later in July relative to last year, shifting one week of the event into the third quarter. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.
Loyalty Program
Prior to the second quarter of 2016, customers who used Nordstrom Visa or Nordstrom credit or debit cards were able to participate in the Nordstrom Rewards program. During the second quarter of 2016, the Nordstrom Rewards program was expanded to enable all customers to earn benefits regardless of how they choose to pay. Customers accumulate points based on their level of spending. Upon reaching a certain points threshold, customers receive Nordstrom Notes, which can be redeemed for any goods or services offered at Nordstrom full-line stores, Nordstrom.com, Nordstrom Rack and Nordstromrack.com/HauteLook. Customers who use Nordstrom private label credit or debit cards or Nordstrom Visa credit cards receive additional benefits, including reimbursements for alterations, shopping and fashion events and early access to the Anniversary Sale.
We estimate the net cost of Nordstrom Notes that will be issued and redeemed and record this cost as rewards points are accumulated. These costs, as well as reimbursed alterations, are recorded in cost of sales as we provide customers with products and services for these rewards. Other benefits of the loyalty program, including shopping and fashion events, are recorded in selling, general and administrative expenses.
Reclassification
Reclassifications were made to our fiscal 2015 Condensed Consolidated Statements of Earnings and Condensed Consolidated Statement of Cash Flows to conform with current period presentation.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which was subsequently modified in August 2015 by ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. In early 2016, the FASB issued additional ASUs which clarify the implementation guidance on principal versus agent considerations, on identifying performance obligations and licensing and on the revenue recognition criteria. This guidance is effective for us beginning in the first quarter of 2018. We are currently evaluating the impact these provisions will have on our Consolidated Financial Statements.

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
In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation — Improvements to Employee Share-Based Payment Accounting. This ASU impacts several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for us beginning with the first quarter of 2017. We are currently evaluating the impact these provisions will have on our Consolidated Financial Statements.
NOTE 2: CREDIT CARD RECEIVABLE TRANSACTION
On October 1, 2015, we completed the sale of a substantial majority of our U.S. Visa and private label credit card portfolio to TD Bank, N.A. (“TD”) and we entered into a long-term program agreement under which TD is the exclusive issuer of our U.S. consumer credit cards.
In connection with the close of the credit card receivable transaction, we completed the defeasance of our $325 Series 2011-1 Class A Notes in order to provide the credit card receivables to TD free and clear. At close, we received $2.2 billion in cash consideration reflecting the par value of the receivables sold and incurred $32 in transaction-related expenses during the third quarter of 2015. Pursuant to the agreement, we are obligated to offer and administer our loyalty program and perform other account servicing functions. In return, we receive a portion of the ongoing credit card revenue, net of credit losses, from both the sold and newly generated credit card receivables.
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
NOTE 3: ACCOUNTS RECEIVABLE
The components of accounts receivable are as follows:

	July 30, 2016	January 30, 2016	August 1, 2015
Credit card receivables and other, net	$264	$197	$242
Allowance for credit losses	(1)	(1)	(1)
Accounts receivable, net	$263	$196	$241

Accounts receivable held for sale	$—	$—	$2,391
Credit card receivables and other, net primarily consist of employee credit card receivables and receivables from non-Nordstrom-branded cards.
In connection with our May 2015 purchase and sale agreement with TD, the accounts receivable discussed in Note 2: Credit Card Receivable Transaction, were recorded at the lower of cost (par) or fair value and reclassified as “held for sale.” This resulted in the recognition of a $64 benefit in the second quarter of 2015, due to the reversal of the allowance for credit losses. We subsequently sold the receivables to TD on October 1, 2015. There have been no material changes to the delinquency status or net credit losses of the receivables sold.

8 of 29

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 4: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt, including capital leases, is as follows:

	July 30, 2016	January 30, 2016	August 1, 2015
Secured
Series 2011-1 Class A Notes, 2.28%, due October 2016	$—	$—	$325
Mortgage payable, 7.68%, due April 2020	27	30	33
Other	4	5	9
Total secured debt	31	35	367

Unsecured
Net of unamortized discount:
Senior notes, 6.25%, due January 2018	649	649	649
Senior notes, 4.75%, due May 2020	499	499	499
Senior notes, 4.00%, due October 2021	500	500	499
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 7.00%, due January 2038	146	146	146
Senior notes, 5.00%, due January 2044	601	600	599
Other	56	76	82
Total unsecured debt	2,751	2,770	2,774

Total long-term debt	2,782	2,805	3,141
Less: current portion	(10)	(10)	(333)
Total due beyond one year	$2,772	$2,795	$2,808
In the third quarter of 2015, as a condition of closing the credit card receivable transaction (see Note 2: Credit Card Receivable Transaction), we defeased $325 in secured Series 2011-1 Class A Notes in order to provide the receivables to TD free and clear.
Credit Facilities
As of July 30, 2016, we had total short-term borrowing capacity of $800 under our senior unsecured revolving credit facility (“revolver”) that expires in April 2020, with an option to extend for an additional year. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes. We have the option to increase the revolving commitment by up to $200, to a total of $1,000, provided that we obtain written consent from the lenders. As of July 30, 2016, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our revolver.
The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) leverage ratio of less than four times. As of July 30, 2016, we were in compliance with this covenant.

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
Level 1: Quoted market prices in active markets for identical assets or liabilities
Level 2: Other observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3: Unobservable inputs that cannot be corroborated by market data that reflect the reporting entity’s own assumptions
Financial Instruments Measured at Fair Value on a Recurring Basis
We recorded a beneficial interest asset when we completed the sale of a substantial majority of our U.S. Visa and private label credit card portfolio (see Note 2: Credit Card Receivable Transaction). We determined the fair value of the beneficial interest asset based on a discounted cash flow model using Level 3 inputs of the fair value hierarchy. Inputs and assumptions include the discount rate, payment rate, credit loss rate and revenues and expenses associated with the program agreement. Given our review of market participant capital structures in the banking and credit card industries and our historical and expected portfolio performance, we used the following ranges of input assumptions to determine the fair value as of July 30, 2016:

	Minimum	Maximum
Discount rate	12%	12%
Monthly payment rate	6%	11%
Annual credit loss rate	3%	4%
Annual revenues as a percent to credit card receivables	13%	18%
Annual expenses as a percent to credit card receivables	5%	9%
We recognized $7 and $17 of amortization expense for the quarter and six months ended July 30, 2016 on the beneficial interest asset, which had a fair value of $20 and $37 as of July 30, 2016 and January 30, 2016. Amortization primarily reflects payments received on the receivables sold and is recorded in credit card revenues, net.
We did not have any financial assets or liabilities that were measured at fair value on a recurring basis as of August 1, 2015.
Financial Instruments Measured at Fair Value on a Nonrecurring Basis
We did not have any financial assets or liabilities that were measured at fair value on a nonrecurring basis as of July 30, 2016 and January 30, 2016.
As of August 1, 2015, our U.S. Visa and private label credit card receivables were “held for sale” and were recorded at the lower of cost (par) or fair value. We estimated the fair value of our credit card receivables “held for sale” based on a discounted cash flow model using estimates and assumptions regarding future credit card portfolio performance. This fair value estimate was primarily based on Level 3 inputs in the fair value hierarchy, including the discount rate, payment rate, credit losses, revenues and expenses. The estimated fair value of our credit card receivables “held for sale” was approximately 3% above par. This premium was solely associated with our credit card receivables “held for sale,” and did not encompass other terms and elements within our agreement with TD.
Financial Instruments Not Measured at Fair Value
Financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable and certificates of deposit, which approximate fair value due to their short-term nature, and long-term debt.
We estimate the fair value of our long-term debt using quoted market prices of the same or similar issues and, as such, this is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	July 30, 2016	January 30, 2016	August 1, 2015
Carrying value of long-term debt	$2,782	$2,805	$3,141
Fair value of long-term debt	3,076	3,077	3,526

10 of 29

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

Non-financial Assets Measured at Fair Value on a Nonrecurring Basis
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill, investment in contract asset and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. There were no material impairment charges for these assets for the six months ended July 30, 2016 and August 1, 2015. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements.
NOTE 6: COMMITMENTS AND CONTINGENCIES
Plans for our Manhattan full-line store, which we currently expect to open in 2019, ultimately include owning a condominium interest in a mixed-use tower and leasing certain nearby properties. As of July 30, 2016, we had approximately $201 of fee interest in land, which is expected to convert to a condominium interest once the store is constructed. We have committed to make future installment payments based on the developer meeting pre-established construction and development milestones. In the event that this project is not completed, the opening may be delayed and we may be subject to future losses or capital commitments in order to complete construction or to monetize our investment in the land.
NOTE 7: SHAREHOLDERS’ EQUITY
On October 1, 2015, our Board of Directors authorized a program to repurchase up to $1,000 of our outstanding common stock through March 1, 2017. During the six months ended July 30, 2016, we repurchased 1.3 shares of our common stock for an aggregate purchase price of $60 and had $751 remaining in share repurchase capacity as of July 30, 2016. The actual number, price, manner and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission (“SEC”) rules.
In August 2016, subsequent to quarter end, we declared a quarterly dividend of $0.37 per share, which will be paid on September 13, 2016.
NOTE 8: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Stock options	$11	$10	$19	$19
Restricted stock units	9	6	15	10
Acquisition-related stock compensation	4	4	8	9
Performance share units	1	—	1	—
Other	2	2	4	3
Total stock-based compensation expense, before income tax benefit	27	22	47	41
Income tax benefit	(9)	(7)	(15)	(13)
Total stock-based compensation expense, net of income tax benefit	$18	$15	$32	$28
The following table summarizes our grants:

	Six Months Ended
	July 30, 2016		August 1, 2015
	Granted	Weighted-average grant-date fair value per unit	Granted	Weighted-average grant-date fair value per unit
Stock options	2.9	$15	1.7	$21
Restricted stock units	1.6	$43	0.4	$78

11 of 29

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 9: EARNINGS PER SHARE
The computation of earnings per share is as follows:

	Quarter Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net earnings	$117	$211	$163	$339

Basic shares	173.5	189.4	173.3	190.0
Dilutive effect of stock options and other	1.3	4.1	1.9	4.2
Diluted shares	174.8	193.5	175.2	194.2

Earnings per basic share	$0.67	$1.11	$0.94	$1.78
Earnings per diluted share	$0.67	$1.09	$0.93	$1.74

Anti-dilutive stock options and other	13.6	1.7	10.2	1.7

12 of 29

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 10: SEGMENT REPORTING
The following tables set forth information for our reportable segments:

	Retail	Corporate/Other	Retail Business	Credit	Total
Quarter Ended July 30, 2016
Net sales	$3,871	($279)	$3,592	$—	$3,592
Credit card revenues, net	—	—	—	59	59
Earnings (loss) before interest and income taxes	383	(179)	204	17	221
Interest expense, net	—	(30)	(30)	—	(30)
Earnings (loss) before income taxes	383	(209)	174	17	191

Quarter Ended August 1, 2015
Net sales	$3,775	($177)	$3,598	$—	$3,598
Credit card revenues, net	—	—	—	103	103
Earnings (loss) before interest and income taxes	378	(115)	263	114	377
Interest expense, net	—	(27)	(27)	(5)	(32)
Earnings (loss) before income taxes	378	(142)	236	109	345

Six Months Ended July 30, 2016
Net sales	$7,129	($345)	$6,784	$—	$6,784
Credit card revenues, net	—	—	—	116	116
Earnings (loss) before interest and income taxes	572	(278)	294	33	327
Interest expense, net	—	(61)	(61)	—	(61)
Earnings (loss) before income taxes	572	(339)	233	33	266

Six Months Ended August 1, 2015
Net sales	$6,966	($252)	$6,714	$—	$6,714
Credit card revenues, net	—	—	—	202	202
Earnings (loss) before interest and income taxes	658	(197)	461	161	622
Interest expense, net	—	(55)	(55)	(10)	(65)
Earnings (loss) before income taxes	658	(252)	406	151	557
Credit segment earnings before interest and income taxes for the quarter and six months ended August 1, 2015 included a $64 benefit due to the reversal of the allowance for credit losses on accounts receivable that were reclassified to “held for sale” (see Note 3: Accounts Receivable).

13 of 29

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

The following table summarizes net sales within our reportable segments:

	Quarter Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Nordstrom full-line stores - U.S.	$1,978	$2,097	$3,560	$3,796
Nordstrom.com	683	625	1,178	1,105
Nordstrom	2,661	2,722	4,738	4,901

Nordstrom Rack	926	857	1,819	1,688
Nordstromrack.com/HauteLook	157	117	323	234
Off-price	1,083	974	2,142	1,922

Other retail[1]	127	79	249	143
Total Retail segment	3,871	3,775	7,129	6,966
Corporate/Other	(279)	(177)	(345)	(252)
Total net sales	$3,592	$3,598	$6,784	$6,714
1 Other retail includes Nordstrom Canada full-line stores, Trunk Club and Jeffrey boutiques.

14 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share and per square foot amounts)

CAUTIONARY STATEMENT
Certain statements in this Quarterly Report on Form 10-Q contain or may suggest “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties including, but not limited to, anticipated financial outlook for the fiscal year ending January 28, 2017, anticipated annual total and comparable sales rates, anticipated new store openings in existing, new and international markets, anticipated Return on Invested Capital and trends in our operations. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including, but not limited to:
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

•	the impact of the current regulatory environment and financial system and health care reforms, and

•	compliance with debt covenants, availability and cost of credit, changes in our credit rating, changes in interest rates, debt repayment patterns and personal bankruptcies.
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

15 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

OVERVIEW
Our Anniversary Sale kicked off in July, which is our largest event of the year outside of the holiday season. We were pleased with the customer response to the event. This year marked one of the best events in our history, with an all-time high in sales volume. The strength of the Anniversary Sale, along with our inventory and expense execution, drove better than expected results for the second quarter.
Second quarter net earnings were $117 compared with net earnings of $211 during the same period in fiscal 2015 which included a $64 benefit from a non-cash accounting adjustment. Our earnings per diluted share of $0.67 exceeded expectations. We believe these results are reflective of our ongoing efforts to realign our resources and priorities to better serve customers.
Our Nordstrom Rewards program is one area that enables us to strengthen relationships with customers. It also serves as a powerful tool to drive incremental sales and trips. On May 18, we expanded the program so that all of our customers can earn rewards regardless of how they choose to pay. Based on the strong customer response, we now have approximately 6 million Nordstrom Rewards customers, up significantly from 4.7 million last quarter.
In continuing our efforts to improve our operating model, we recognize that the shift toward ecommerce is having an impact on our financial results. As we accelerated investments to support changes in customer expectations, our expenses -- particularly in supply chain, marketing and technology -- grew faster than sales. To address this, we are executing on several initiatives to enhance the customer experience and improve our operating performance:

•
In supply chain, we are optimizing our supplier network for both inbound and outbound carriers, reducing split shipments through a greater allocation of merchandise to our fulfillment centers and editing out less profitable items online. Since the opening of our East Coast fulfillment center last fall, our delivery times for customers we serve on the East Coast improved by more than 30% while reducing unit shipping costs due to the increased proximity to our customers.

•
In marketing, we are repositioning our organization to better align with the customer journey and our strategic priorities around customer acquisition and retention. This includes strengthening our capabilities around customer analytics and digital engagement so that we can reach customers in a more efficient and cost-effective manner.

•
In technology, we’re on a path to modernize our platform and increase the productivity of delivering features that will improve the customer experience. We implemented a new technology solution that supports our expanded loyalty program, which enables us to better serve customers and increase their lifetime value.

Over the past several quarters, we have been actively addressing our inventory, expense and capital investments as we align with current sales trends. In the second quarter, we made substantial progress by bringing down inventory levels relative to sales. As we head into the second half of the year, we are focused on a number of initiatives to improve the customer experience and drive top-line growth:

•
We’re expanding our reach to serve more customers. We’re building on the success of our Canada expansion with two full-line store openings in Toronto in the third quarter. In the U.S., we plan to open a second full-line store in Austin, Texas and 15 Nordstrom Rack stores this fall.

•
Continuing our efforts to grow relevant brands that have limited distribution play an important role in creating excitement and attracting new customers. These brands now make up the majority of our top 20 fastest-growing vendors, and we’re continuing to expand highly sought-after brands, like Ivy Park, Madewell and Charlotte Tilbury, with new partnerships to come.

•
We are making digital enhancements to better serve customers no matter how they choose to shop with us. We have several initiatives underway that include new mobile features, improvements to our website and enhanced selling tools. This fall we are piloting a mobile feature that gives customers the ability to reserve merchandise online and try on in our stores.

These efforts to improve our operations are expected to result in a more productive use of financial resources, which is beginning to positively impact our results. As our business evolves, we will continue to aggressively prioritize our resources to ensure that we can serve customers with high-quality products and services while achieving profitable growth. Through these ongoing efforts, we believe we will be well-positioned for future success.

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

Summary
The following table summarizes the results of our Retail Business:

	Quarter Ended
	July 30, 2016		August 1, 2015
	Amount	% of net sales[1]	Amount	% of net sales[1]
Net sales	$3,592	100.0%	$3,598	100.0%
Cost of sales and related buying and occupancy costs	(2,358)	(65.6%)	(2,326)	(64.6%)
Gross profit	1,234	34.4%	1,272	35.4%
Selling, general and administrative expenses	(1,030)	(28.7%)	(1,009)	(28.0%)
Earnings before interest and income taxes	$204	5.7%	$263	7.3%

	Six Months Ended
	July 30, 2016		August 1, 2015
	Amount	% of net sales[1]	Amount	% of net sales[1]
Net sales	$6,784	100.0%	$6,714	100.0%
Cost of sales and related buying and occupancy costs	(4,456)	(65.7%)	(4,323)	(64.4%)
Gross profit	2,328	34.3%	2,391	35.6%
Selling, general and administrative expenses	(2,034)	(30.0%)	(1,930)	(28.7%)
Earnings before interest and income taxes	$294	4.3%	$461	6.9%
1 Subtotals and totals may not foot due to rounding.

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

	Quarter Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales by channel:
Nordstrom full-line stores - U.S.	$1,978	$2,097	$3,560	$3,796
Nordstrom.com	683	625	1,178	1,105
Full-price	2,661	2,722	4,738	4,901

Nordstrom Rack	926	857	1,819	1,688
Nordstromrack.com/HauteLook	157	117	323	234
Off-price	1,083	974	2,142	1,922

Other retail[1]	127	79	249	143
Retail segment	3,871	3,775	7,129	6,966
Corporate/Other	(279)	(177)	(345)	(252)
Total net sales	$3,592	$3,598	$6,784	$6,714

Net sales (decrease) increase	(0.2%)	9.2%	1.0%	9.5%

Comparable sales increase (decrease) by channel:
Nordstrom full-line stores - U.S.	(6.5%)	0.8%	(7.0%)	0.7%
Nordstrom.com	9.4%	20.4%	6.7%	20.1%
Full-price	(2.8%)	4.8%	(4.0%)	4.5%
Nordstrom Rack	1.1%	1.7%	0.2%	0.8%
Nordstromrack.com/HauteLook	34.7%	49.6%	38.3%	50.4%
Off-price	5.3%	6.5%	4.9%	5.7%
Total Company	(1.2%)	4.9%	(1.5%)	4.6%

Sales per square foot:
Total sales per square foot	$125	$131	$236	$245
4-wall sales per square foot	104	109	193	204
Full-line sales per square foot - U.S.	95	102	171	185
Nordstrom Rack sales per square foot	126	129	249	259
1 Other retail includes Nordstrom Canada full-line stores, Trunk Club and Jeffrey boutiques.
Total Company net sales decreased 0.2% for the quarter and increased 1.0% for the six months ended July 30, 2016, compared with the same periods in 2015, while comparable sales decreased 1.2% for the quarter and 1.5% for the six months ended July 30, 2016. The Anniversary Sale, historically the largest event of the year, performed better than recent trends. This event started one week later in July relative to last year, shifting one week of the event into the third quarter. The shift had an unfavorable comparison to comparable sales of approximately 250 basis points in the second quarter.
To date in fiscal 2016, we relocated one full-line store and opened six Nordstrom Rack stores.

18 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Full-price net sales, which consists of U.S. full-line and Nordstrom.com channels, decreased 2.2% for the quarter and 3.3% for the six months ended July 30, 2016, compared with the same periods in 2015, while on a comparable basis, sales decreased 2.8% and 4.0% for the quarter and six months ended July 30, 2016. Also on a comparable basis for the quarter and six months ended July 30, 2016, full-price experienced a decrease in the total number of items sold, partially offset by an increase in the average selling price per item sold. The top-performing merchandise categories were Beauty and Shoes for the quarter and six months ended July 30, 2016.
U.S. full-line stores’ net sales decreased 5.7% and comparable sales decreased 6.5% for the quarter ended July 30, 2016, while for the six months ended July 30, 2016, net sales decreased 6.2% and comparable sales decreased 7.0%, compared with the same periods in 2015. Southern California was the top-performing geographic region for the quarter and six months ended July 30, 2016. Nordstrom.com net sales increased 9.4% for the quarter and 6.7% for the six months ended July 30, 2016.
Within our off-price offering, Nordstrom Rack net sales increased 8.0% and 7.8% for the quarter and six months ended July 30, 2016, compared with the same periods in 2015, attributable to 22 new store openings since the end of the second quarter of 2015. Nordstrom Rack comparable sales increased 1.1% for the quarter and 0.2% for the six months ended July 30, 2016. Also on a comparable basis for the quarter and six months ended July 30, 2016, the number of items sold increased at Nordstrom Rack, partially offset by a decrease in the average retail price. Handbags was the top-performing merchandise category and the East was the top-performing geographic region for the quarter and six months ended July 30, 2016.
Nordstromrack.com/HauteLook continued to experience outsized growth, as net sales increased 34.7% for the quarter and 38.3% for the six months ended July 30, 2016.
Retail Business Gross Profit
The following table summarizes the Retail Business gross profit (“Retail GP”):

	Quarter Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Retail gross profit	$1,234	$1,272	$2,328	$2,391
Retail gross profit as a % of net sales	34.4%	35.4%	34.3%	35.6%

			July 30, 2016	August 1, 2015
Ending inventory per square foot			$70.51	$72.72
Inventory turnover rate			4.43	4.49
Our Retail GP rate decreased 100 basis points, or $38 for the quarter and 130 basis points, or $63 for the six months ended July 30, 2016 compared with the same periods in 2015. These decreases were primarily due to higher markdowns in addition to increased occupancy costs related to Nordstrom Rack’s continued store expansion.
Through our actions to realign inventory levels and the performance of our Anniversary Sale, inventory growth slowed to 1.4% which drove improvement to our ending inventory per square foot.
Retail Business Selling, General and Administrative Expenses
Retail Business selling, general and administrative expenses (“Retail SG&A”) are summarized in the following table:

	Quarter Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Retail selling, general and administrative expenses	$1,030	$1,009	$2,034	$1,930
Retail selling, general and administrative expenses as a % of net sales	28.7%	28.0%	30.0%	28.7%
For the quarter ended July 30, 2016, our Retail SG&A rate increased 64 basis points primarily attributable to expense deleverage from the shift in sales volume into the third quarter related to the Anniversary Sale event, while Retail SG&A expenses increased $21 primarily due to increased technology investments. For the six months ended July 30, 2016, our Retail SG&A rate increased 123 basis points and our Retail SG&A increased $104 primarily reflecting planned technology investments and higher credit chargeback expenses associated with an industry change in liability rules effective October 2015.

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
Summary
The table below provides a detailed view of the operational results of our Credit segment, consistent with Note 10: Segment Reporting in Item 1:

	Quarter Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Credit card revenues, net	$59	$103	$116	$202
Credit expenses	(42)	(50)	(83)	(102)
Credit transaction, net	—	61	—	61
Earnings before interest and income taxes	17	114	33	161
Interest expense[1]	—	(5)	—	(10)
Earnings before income taxes	$17	$109	$33	$151

Credit and debit card volume[2]:
Outside	$1,068	$1,097	$2,084	$2,150
Inside	1,708	1,730	2,975	2,999
Total volume	$2,776	$2,827	$5,059	$5,149
1 Prior to the credit card receivable transaction, interest expense was allocated to the Credit segment as if it carried debt of up to 80% of the credit card receivables.
2 Volume represents sales on the total portfolio plus applicable taxes.
Credit Card Revenues, net
The following is a summary of our credit card revenues, net:

	Quarter Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Finance charge revenue	$1	$64	$3	$128
Interchange fees	1	23	3	44
Late fees and other	1	16	1	30
Credit program revenues, net	56	—	109	—
Total credit card revenues, net	$59	$103	$116	$202
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
Following the close of the transaction and pursuant to the program agreement with TD, we receive our portion of the ongoing credit card revenue, net of credit losses, from both the sold and newly generated credit card receivables, which is recorded in credit program revenues, net. Revenue earned under the program agreement is impacted by the credit quality of receivables and factors such as deteriorating economic conditions, declining creditworthiness of cardholders and the execution of account management and collection activities may heighten the risk of credit losses. Asset amortization and deferred revenue recognition associated with the assets and liabilities recorded as part of the transaction are also recognized in credit program revenues, net.
Credit card revenues, net decreased $44 and $86 for the quarter and six months ended July 30, 2016, compared with the same periods in 2015, primarily due to the impact of the program agreement with TD and the amortization of our beneficial interest asset.

20 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Expenses
Credit expenses are summarized in the following table:

	Quarter Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Operational expenses	$41	$39	$80	$79
Bad debt expense	—	10	—	20
Occupancy expenses	1	1	3	3
Total credit expenses	$42	$50	$83	$102
Total credit expenses decreased $8 and $19 for the quarter and six months ended July 30, 2016, compared with the same periods in 2015, primarily due to a decrease in bad debt expense since the sale of our credit card receivables in the third quarter of 2015.
Credit Transaction, net
Credit transaction, net of $61 for the quarter and six months ended August 1, 2015 is primarily due to the reversal of the allowance for credit losses on accounts receivable that were reclassified to “held for sale” (see Note 3: Accounts Receivable).
Total Company Results
Interest Expense, net
Interest expense, net was $30 for the second quarter and $61 for the six months ended July 30, 2016, compared with $32 for the second quarter and $65 for the six months ended August 1, 2015. These decreases were primarily due to the defeasance of our $325 Series 2011-1 Class A Notes in the third quarter of 2015 as a result of the credit card receivable transaction.
Income Tax Expense
Income tax expense is summarized in the following table:

	Quarter Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Income tax expense	$74	$134	$103	$218
Effective tax rate	38.7%	38.9%	38.7%	39.2%
The effective tax rate was relatively flat for the quarter ended July 30, 2016, compared with the same period in 2015. The effective tax rate decreased for the six months ended July 30, 2016, compared with the same period in 2015, primarily due to increased federal income tax credits.
Earnings Per Share
Earnings per share is as follows:

	Quarter Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Basic	$0.67	$1.11	$0.94	$1.78
Diluted	$0.67	$1.09	$0.93	$1.74
Earnings per diluted share decreased for the quarter and six months ended July 30, 2016, compared with the same periods in 2015, primarily due to a $64 benefit in fiscal 2015 associated with the sale of the credit card portfolio and higher 2016 planned technology and fulfillment expenses supporting the Company’s growth initiatives. This was partially offset by a decrease in weighted average shares outstanding resulting from increased share repurchases in the second half of 2015.

21 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

2016 Outlook
We updated our annual earnings per diluted share expectations to incorporate our second quarter results. Our expectations for fiscal 2016 are as follows:

	Prior Outlook	Current Outlook
Net sales (percent)	2.5 to 4.5 increase	2.5 to 4.5 increase
Comparable sales (percent)	1 decrease to 1 increase	1 decrease to 1 increase
Retail EBIT (percent)	10 to 20 decrease	10 to 15 decrease
Credit EBIT	$70 to $80 million	Approximately $80 million
Earnings per diluted share (excluding the impact of any future share repurchases)	$2.50 to $2.70	$2.60 to $2.75
Return on Invested Capital (“ROIC”) (Non-GAAP financial measure)
We believe ROIC is a useful financial measure for investors in evaluating the efficiency and effectiveness of our use of capital and believe ROIC is an important component of shareholders’ return over the long term. In addition, we incorporate ROIC in our executive incentive compensation measures. For the 12 fiscal months ended July 30, 2016, our ROIC decreased to 9.1% compared with 12.3% for the 12 fiscal months ended August 1, 2015, primarily due to reduced earnings.
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

	12 Fiscal Months Ended
	July 30, 2016	August 1, 2015
Net earnings	$424	$736
Add: income tax expense	261	481
Add: interest expense	121	133
Earnings before interest and income tax expense	806	1,350

Add: rent expense	190	154
Less: estimated depreciation on capitalized operating leases[1]	(101)	(83)
Net operating profit	895	1,421

Less: estimated income tax expense	(341)	(561)
Net operating profit after tax	$554	$860

Average total assets	$8,332	$9,275
Less: average non-interest-bearing current liabilities	(3,062)	(2,892)
Less: average deferred property incentives	(549)	(521)
Add: average estimated asset base of capitalized operating leases[2]	1,388	1,117
Average invested capital	$6,109	$6,979

Return on assets	5.1%	7.9%
ROIC	9.1%	12.3%
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
Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments. We believe that as of July 30, 2016, our existing cash and cash equivalents on-hand of $892, available credit facilities of $800 and potential future operating cash flows and borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives.
Operating Activities
Net cash provided by operating activities increased $436 for the six months ended July 30, 2016, compared with the same period in 2015, primarily due to favorable changes in working capital, which includes our efforts to align inventory levels with sales trends, partially offset by a decrease in earnings.
Investing Activities
Net cash used in investing activities was $374 for the six months ended July 30, 2016, compared with net cash used of $581 for the same period in 2015, primarily due to a decrease in capital expenditures related to lower spend on full-line store openings and relocations and our East Coast Fulfillment Center which was completed during the third quarter of 2015.
At the beginning of the second quarter, we completed a review of our five-year capital plan, resulting in approximately $400, or 10%, of reduced spend primarily related to new stores and remodels over the next few years.
Financing Activities
Net cash used in financing activities was $180 for the six months ended July 30, 2016, compared with $238 for the same period in 2015, primarily due to a decrease in share repurchases, partially offset by a decrease in cash book overdrafts.
Free Cash Flow (Non-GAAP financial measure)
Free Cash Flow is one of our key liquidity measures, and when used in conjunction with GAAP measures, provides investors with a meaningful analysis of our ability to generate cash from our business. For the six months ended July 30, 2016, we had Free Cash Flow of $298 compared with ($263) for the six months ended August 1, 2015.
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

	Six Months Ended
	July 30, 2016	August 1, 2015
Net cash provided by operating activities	$851	$415
Less: capital expenditures	(407)	(521)
Less: cash dividends paid	(128)	(142)
Less: change in credit card receivables originated at third parties	—	(64)
(Less) Add: change in cash book overdrafts	(18)	49
Free Cash Flow	$298	($263)

Net cash used in investing activities	($374)	($581)
Net cash used in financing activities	(180)	(238)

23 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Capacity and Commitments
As of July 30, 2016, we had total short-term borrowing capacity of $800 under our senior unsecured revolving credit facility (“revolver”) that expires in April 2020, with an option to extend for an additional year. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes. We have the option to increase the revolving commitment by up to $200, to a total of $1,000, provided that we obtain written consent from the lenders. From time to time we utilize our commercial paper program to fund working capital needs, which has the effect of reducing our available liquidity under the revolver until repaid.
As of July 30, 2016, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our revolver.
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
The rate depends upon the type of borrowing incurred, plus in each case an applicable margin. This applicable margin varies depending upon the credit ratings assigned to our long-term unsecured debt. At the time of this report, our long-term unsecured debt ratings, outlook and resulting applicable margin were as follows:

	Credit Ratings	Outlook
Moody’s	Baa1	Stable
Standard & Poor’s	BBB+	Negative

	Base Interest Rate	Applicable Margin
Euro-Dollar Rate Loan	LIBOR	1.02%
Canadian Dealer Offer Rate Loan	CDOR	1.02%
Base Rate Loan	various	—
Should the ratings assigned to our long-term unsecured debt improve, the applicable margin associated with any such borrowings may decrease, resulting in a lower borrowing cost under this facility. Should the ratings assigned to our long-term unsecured debt worsen, the applicable margin associated with our borrowings may increase, resulting in a higher borrowing cost under this facility.
Debt Covenants
The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) leverage ratio of less than four times (see the following additional discussion of Adjusted Debt to EBITDAR). As of July 30, 2016, we were in compliance with this covenant.

24 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our goal is to manage debt levels to maintain an investment-grade credit rating and operate with an efficient capital structure. In evaluating our debt levels, this measure provides a reflection of our credit worthiness that could impact our credit rating and borrowing costs. We also have a debt covenant that requires an adjusted debt to EBITDAR leverage ratio of less than four times. As of July 30, 2016, our Adjusted Debt to EBITDAR was 2.6, compared with 2.1 as of August 1, 2015. This increase was primarily driven by reduced earnings.
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

	2016[1]	2015[1]
Debt	$2,782	$3,141
Add: estimated capitalized operating lease liability[2]	1,518	1,231
Less: fair value hedge adjustment included in long-term debt	(18)	(30)
Adjusted Debt	$4,282	$4,342

Net earnings	$424	$736
Add: income tax expense	261	481
Add: interest expense, net	121	133
Earnings before interest and income taxes	806	1,350

Add: depreciation and amortization expenses	617	541
Add: rent expense	190	154
Add: non-cash acquisition-related charges	7	16
EBITDAR	$1,620	$2,061

Debt to Net Earnings	6.6	4.3
Adjusted Debt to EBITDAR	2.6	2.1
1 The components of Adjusted Debt are as of July 30, 2016 and August 1, 2015, while the components of EBITDAR are for the 12 months ended July 30, 2016 and August 1, 2015.
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

25 of 29

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We discussed our interest rate risk and our foreign currency exchange risk in Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2015 Annual Report on Form 10-K filed with the SEC on March 14, 2016. There have been no material changes to these risks since that time.
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

PART II — OTHER INFORMATION
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Repurchases
(Dollar and share amounts in millions, except per share amounts)
The following is a summary of our second quarter share repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
May 2016 (May 1, 2016 to May 28, 2016)	—	$—	—	$761
June 2016 (May 29, 2016 to July 2, 2016)	—	—	—	761
July 2016 (July 3, 2016 to July 30, 2016)	0.3	39.78	0.3	751
Total	0.3	$39.78	0.3
1 On October 1, 2015, our Board of Directors authorized a program to repurchase up to $1,000 of our outstanding common stock through March 1, 2017. The actual number, price, manner and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable SEC rules.
Item 6. Exhibits.
Exhibits are incorporated herein by reference or are filed or furnished with this report as set forth in the Exhibit Index on page 29 hereof.

27 of 29

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 30, 2016

28 of 29

NORDSTROM, INC.
Exhibit Index

Exhibit		Method of Filing
10.1	Nordstrom, Inc. Employee Stock Purchase Plan, amended and restated on June 1, 2016	Filed herewith electronically

10.2	Form of 2016 Nonqualified Stock Option Grant Agreement, Supplemental Award	Filed herewith electronically

10.3	Form of 2016 Restricted Stock Unit Award Agreement, Supplemental Award	Filed herewith electronically

31.1	Certification of Co-President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of Co-President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Filed herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

29 of 29