Form 10-Q
period 2016-10-29
NORDSTROM INC
filed 2016-11-29
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2016
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
YES ☐ NO ☑
Common stock outstanding as of November 23, 2016: 173,342,135 shares

1 of 29

NORDSTROM, INC.

2 of 29

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$3,472	$3,239	$10,255	$9,953
Credit card revenues, net	70	89	186	291
Total revenues	3,542	3,328	10,441	10,244
Cost of sales and related buying and occupancy costs	(2,261)	(2,142)	(6,720)	(6,468)
Selling, general and administrative expenses	(1,029)	(1,031)	(3,143)	(2,999)
Goodwill impairment	(197)	—	(197)	—
Earnings before interest and income taxes	55	155	381	777
Interest expense, net	(30)	(30)	(90)	(94)
Earnings before income taxes	25	125	291	683
Income tax expense	(35)	(44)	(138)	(263)
Net (loss) earnings	($10)	$81	$153	$420

(Loss) Earnings per share:
Basic	($0.06)	$0.43	$0.88	$2.22
Diluted	($0.06)	$0.42	$0.87	$2.17

Weighted-average shares outstanding:
Basic	173.4	187.2	173.3	189.1
Diluted	173.4	191.3	175.6	193.2
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net (loss) earnings	($10)	$81	$153	$420
Postretirement plan adjustments, net of tax	—	2	1	5
Foreign currency translation adjustment	(9)	—	8	(5)
Comprehensive net (loss) earnings	($19)	$83	$162	$420
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 29

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	October 29, 2016	January 30, 2016	October 31, 2015
Assets
Current assets:
Cash and cash equivalents	$531	$595	$821
Accounts receivable, net	216	196	215
Merchandise inventories	2,411	1,945	2,402
Current deferred tax assets, net	—	—	247
Prepaid expenses and other	227	278	202
Total current assets	3,385	3,014	3,887

Land, property and equipment (net of accumulated depreciation of $5,462, $5,108 and $5,020)	3,865	3,735	3,742
Goodwill	238	435	447
Other assets	478	514	510
Total assets	$7,966	$7,698	$8,586

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,653	$1,324	$1,688
Accrued salaries, wages and related benefits	391	416	417
Other current liabilities	1,186	1,161	1,075
Current portion of long-term debt	11	10	9
Total current liabilities	3,241	2,911	3,189

Long-term debt, net	2,767	2,795	2,800
Deferred property incentives, net	532	540	568
Other liabilities	566	581	621

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 173.2, 173.5 and 185.4 shares issued and outstanding	2,651	2,539	2,519
Accumulated deficit	(1,742)	(1,610)	(1,047)
Accumulated other comprehensive loss	(49)	(58)	(64)
Total shareholders’ equity	860	871	1,408
Total liabilities and shareholders’ equity	$7,966	$7,698	$8,586
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 29

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

				Accumulated
				Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Loss	Total
Balance at January 30, 2016	173.5	$2,539	($1,610)	($58)	$871
Net earnings	—	—	153	—	153
Other comprehensive earnings	—	—	—	9	9
Dividends ($1.11 per share)	—	—	(192)	—	(192)
Issuance of common stock under stock compensation plans	1.4	50	—	—	50
Stock-based compensation	0.2	62	—	—	62
Repurchase of common stock	(1.9)	—	(93)	—	(93)
Balance at October 29, 2016	173.2	$2,651	($1,742)	($49)	$860

			Retained	Accumulated
			Earnings	Other
	Common Stock		(Accumulated	Comprehensive
	Shares	Amount	Deficit)	Loss	Total
Balance at January 31, 2015	190.1	$2,338	$166	($64)	$2,440
Net earnings	—	—	420	—	420
Other comprehensive earnings	—	—	—	—	—
Dividends ($1.11 per share)	—	—	(211)	—	(211)
Special dividend related to the sale of credit card receivables ($4.85 per share)	—	—	(905)	—	(905)
Issuance of common stock for Trunk Club acquisition	0.3	23	—	—	23
Issuance of common stock under stock compensation plans	1.9	104	—	—	104
Stock-based compensation	0.1	54	—	—	54
Repurchase of common stock	(7.0)	—	(517)	—	(517)
Balance at October 31, 2015	185.4	$2,519	($1,047)	($64)	$1,408
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 29

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine Months Ended
	October 29, 2016	October 31, 2015
Operating Activities
Net earnings	$153	$420
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses	480	424
Goodwill impairment	197	—
Amortization of deferred property incentives and other, net	(57)	(107)
Deferred income taxes, net	(14)	(78)
Stock-based compensation expense	68	57
Tax (deficiency) benefit from stock-based compensation	(2)	14
Excess tax benefit from stock-based compensation	(2)	(14)
Bad debt expense	—	26
Change in operating assets and liabilities:
Accounts receivable	(20)	(73)
Proceeds from sale of credit card receivables originated at Nordstrom	—	1,297
Merchandise inventories	(393)	(607)
Prepaid expenses and other assets	25	(36)
Accounts payable	360	326
Accrued salaries, wages and related benefits	(30)	(2)
Other current liabilities	33	(34)
Deferred property incentives	54	128
Other liabilities	20	4
Net cash provided by operating activities	872	1,745

Investing Activities
Capital expenditures	(625)	(857)
Change in credit card receivables originated at third parties	—	33
Proceeds from sale of credit card receivables originated at third parties	—	890
Other, net	47	3
Net cash (used in) provided by investing activities	(578)	69

Financing Activities
Proceeds from long-term borrowings, net of discounts	—	13
Principal payments on long-term borrowings	(7)	(6)
Defeasance of long-term debt	—	(339)
(Decrease) increase in cash book overdrafts	(127)	7
Cash dividends paid	(192)	(1,116)
Payments for repurchase of common stock	(91)	(517)
Proceeds from issuances under stock compensation plans	51	90
Excess tax benefit from stock-based compensation	2	14
Other, net	6	34
Net cash used in financing activities	(358)	(1,820)

Net decrease in cash and cash equivalents	(64)	(6)
Cash and cash equivalents at beginning of period	595	827
Cash and cash equivalents at end of period	$531	$821

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes, net	$99	$383
Interest, net of capitalized interest	83	86

Non-cash investing and financing activities:
Beneficial interest asset acquired from the sale of credit card receivables	—	62
Issuance of common stock for Trunk Club acquisition	—	23
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
The Condensed Consolidated Financial Statements as of and for the periods ended October 29, 2016 and October 31, 2015 are unaudited. The Condensed Consolidated Balance Sheet as of January 30, 2016 has been derived from the audited Consolidated Financial Statements included in our 2015 Annual Report. The interim Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and related footnote disclosures contained in our 2015 Annual Report.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which was subsequently modified in August 2015 by ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. In 2016, the FASB issued additional ASUs which clarify the implementation guidance on principal versus agent considerations, on identifying performance obligations and licensing and on the revenue recognition criteria. This guidance is effective for us beginning in the first quarter of 2018. We are currently evaluating the impact these provisions will have on our Consolidated Financial Statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as lease assets and lease liabilities. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification dictates whether lease expense is to be recognized based on an effective interest method or on a straight-line basis over the term of the lease. This ASU is effective for us beginning in the first quarter of 2019. Though we are currently evaluating the impact of these provisions, we expect they will have a material impact on our Consolidated Financial Statements.

7 of 29

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation — Improvements to Employee Share-Based Payment Accounting. This ASU impacts several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for us beginning in the first quarter of 2017. We have evaluated this ASU and believe the impact to our Consolidated Financial Statements upon adoption will be nominal, however, actual results will be dependent on unpredictable events, including the future price of our common stock, option exercise activity and forfeitures.
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
We recorded certain assets and liabilities associated with the arrangement. The beneficial interest asset is carried at fair value (see Note 4: Fair Value Measurements) and is amortized over approximately four years based primarily on the payment rate of the associated receivables. The deferred revenue and investment in contract asset are recognized/amortized over seven years on a straight line basis, following the delivery of the contract obligations and expected life of the agreement. We record each of these items in credit card revenue, net in our Condensed Consolidated Statements of Earnings.
NOTE 3: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt, including capital leases, is as follows:

	October 29, 2016	January 30, 2016	October 31, 2015
Secured
Mortgage payable, 7.68%, due April 2020	$26	$30	$32
Other	3	5	5
Total secured debt	29	35	37

Unsecured
Net of unamortized discount:
Senior notes, 6.25%, due January 2018	650	649	649
Senior notes, 4.75%, due May 2020	499	499	499
Senior notes, 4.00%, due October 2021	500	500	499
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 7.00%, due January 2038	146	146	146
Senior notes, 5.00%, due January 2044	602	600	600
Other	52	76	79
Total unsecured debt	2,749	2,770	2,772

Total long-term debt	2,778	2,805	2,809
Less: current portion	(11)	(10)	(9)
Total due beyond one year	$2,767	$2,795	$2,800

8 of 29

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

Credit Facilities
As of October 29, 2016, we had total short-term borrowing capacity of $800 under our senior unsecured revolving credit facility (“revolver”) that expires in April 2020, with an option to extend for an additional year. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes. We have the option to increase the revolving commitment by up to $200, to a total of $1,000, provided that we obtain written consent from the lenders. As of October 29, 2016, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our revolver.
The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) leverage ratio of less than four times. As of October 29, 2016, we were in compliance with this covenant.
NOTE 4: FAIR VALUE MEASUREMENTS
We disclose our financial assets and liabilities that are measured at fair value in our Condensed Consolidated Balance Sheets by level within the fair value hierarchy as defined by applicable accounting standards:
Level 1: Quoted market prices in active markets for identical assets or liabilities
Level 2: Other observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3: Unobservable inputs that cannot be corroborated by market data that reflect the reporting entity’s own assumptions
Financial Instruments Measured at Fair Value on a Recurring Basis
We recorded a beneficial interest asset when we completed the sale of a substantial majority of our U.S. Visa and private label credit card portfolio (see Note 2: Credit Card Receivable Transaction). We determined the fair value of the beneficial interest asset based on a discounted cash flow model using Level 3 inputs of the fair value hierarchy. Inputs and assumptions include the discount rate, payment rate, credit loss rate and revenues and expenses associated with the program agreement. Given our review of market participant capital structures in the banking and credit card industries and our historical and expected portfolio performance, we used the following ranges of input assumptions to determine the fair value as of October 29, 2016 and October 31, 2015:

	October 29, 2016		October 31, 2015
	Minimum	Maximum	Minimum	Maximum
Discount rate	12%	12%	12%	12%
Monthly payment rate	6%	11%	6%	33%
Annual credit loss rate	3%	4%	1%	4%
Annual revenues as a percent to credit card receivables	14%	18%	6%	18%
Annual expenses as a percent to credit card receivables	5%	9%	2%	9%
We recognized $5 and $22 of amortization expense for the quarter and nine months ended October 29, 2016 on the beneficial interest asset, which had a fair value of $15 and $37 as of October 29, 2016 and January 30, 2016. Amortization primarily reflects payments received on the receivables sold and is recorded in credit card revenues, net.
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
We estimate the fair value of our long-term debt using quoted market prices of the same or similar issues and, as such, this is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	October 29, 2016	January 30, 2016	October 31, 2015
Carrying value of long-term debt	$2,778	$2,805	$2,809
Fair value of long-term debt	3,064	3,077	3,177

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
During the quarter, the long-term operating plan for Trunk Club was updated to reflect current expectations for future growth and profitability which were lower than previous expectations. Due to lowered expectations, we tested Trunk Club goodwill for impairment in the third quarter, one quarter prior to the annual evaluation. Step 1 test results indicated that the estimated fair value of the reporting unit was less than the carrying value.
In our Step 2 analysis, we used a combination of the expected present value of future cash flows (income approach) and comparable public companies (market approach) to determine the fair value of the reporting unit. These approaches use primarily unobservable inputs, including discount, sales growth and profit margin rates, which are considered Level 3 fair value measurements. The fair value analysis took into account recent and expected operating performance as well as the overall decline in the retail industry. Within our Retail Segment, we recognized a goodwill impairment charge of $197, reducing Trunk Club goodwill to $64 as of October 29, 2016 from $261 as of January 30, 2016.
There were no material impairment charges for the nine months ended October 31, 2015.
NOTE 5: COMMITMENTS AND CONTINGENCIES
Plans for our Manhattan full-line store, which we currently expect to open in 2019, ultimately include owning a condominium interest in a mixed-use tower and leasing certain nearby properties. As of October 29, 2016, we had approximately $201 of fee interest in land, which is expected to convert to a condominium interest once the store is constructed. We have committed to make future installment payments based on the developer meeting pre-established construction and development milestones. In the event that this project is not completed, the opening may be delayed and we may be subject to future losses or capital commitments in order to complete construction or to monetize our investment in the land.
NOTE 6: SHAREHOLDERS’ EQUITY
On October 1, 2015, our Board of Directors authorized a program to repurchase up to $1,000 of our outstanding common stock through March 1, 2017. During the nine months ended October 29, 2016, we repurchased 1.9 shares of our common stock for an aggregate purchase price of $93 and had $718 remaining in share repurchase capacity as of October 29, 2016. The actual number, price, manner and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission (“SEC”) rules.
In November 2016, subsequent to quarter end, we declared a quarterly dividend of $0.37 per share, which will be paid on December 13, 2016.

10 of 29

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 7: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Stock options	$9	$7	$28	$26
Restricted stock units	10	4	25	14
Acquisition-related stock compensation	2	5	10	14
Performance share units	—	(1)	1	(1)
Other	—	1	4	4
Total stock-based compensation expense, before income tax benefit	21	16	68	57
Income tax benefit	(7)	(5)	(22)	(18)
Total stock-based compensation expense, net of income tax benefit	$14	$11	$46	$39
The following table summarizes our grants:

	Nine Months Ended
	October 29, 2016		October 31, 2015
	Granted	Weighted-average grant-date fair value per unit	Granted	Weighted-average grant-date fair value per unit
Stock options	2.9	$15	1.8	$21
Stock options special dividend adjustment	—	N/A	0.9	N/A
Restricted stock units	1.9	$44	0.5	$77
Restricted stock units special dividend adjustment	—	N/A	0.1	N/A
Performance share units[1]	0.1	$44	0.1	N/A
1 Performance share units granted in 2015 were liability-based awards, therefore the weighted-average grant-date fair value is not meaningful.
NOTE 8: (LOSS) EARNINGS PER SHARE
The computation of (loss) earnings per share is as follows:

	Quarter Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net (loss) earnings	($10)	$81	$153	$420

Basic shares	173.4	187.2	173.3	189.1
Dilutive effect of stock options and other[1]	—	4.1	2.3	4.1
Diluted shares	173.4	191.3	175.6	193.2

(Loss) Earnings per basic share	($0.06)	$0.43	$0.88	$2.22
(Loss) Earnings per diluted share	($0.06)	$0.42	$0.87	$2.17

Anti-dilutive stock options and other	6.5	1.9	9.0	1.8
1 Due to the anti-dilutive effect resulting from the reported net loss for the quarter ended October 29, 2016, the impact of potentially dilutive securities on the weighted-average shares outstanding has been omitted from the quarterly calculation of loss per diluted share. The impact of these potentially dilutive securities has been included in the calculation of weighted-average shares for the nine months ended October 29, 2016.

11 of 29

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 9: SEGMENT REPORTING
The following table sets forth information for our reportable segments:

	Retail	Corporate/Other	Retail Business	Credit	Total
Quarter Ended October 29, 2016
Net sales	$3,317	$155	$3,472	$—	$3,472
Credit card revenues, net	—	—	—	70	70
Earnings before interest and income taxes	18	5	23	32	55
Interest expense, net	—	(30)	(30)	—	(30)
Earnings (loss) before income taxes	18	(25)	(7)	32	25
Assets[1]	5,760	1,759	7,519	447	7,966

Quarter Ended October 31, 2015
Net sales	$3,169	$70	$3,239	$—	$3,239
Credit card revenues, net	—	—	—	89	89
Earnings (loss) before interest and income taxes	178	(30)	148	7	155
Interest expense, net	—	(27)	(27)	(3)	(30)
Earnings (loss) before income taxes	178	(57)	121	4	125
Assets[1]	6,140	1,869	8,009	577	8,586

Nine Months Ended October 29, 2016
Net sales	$10,446	($191)	$10,255	$—	$10,255
Credit card revenues, net	—	—	—	186	186
Earnings (loss) before interest and income taxes	590	(274)	316	65	381
Interest expense, net	—	(90)	(90)	—	(90)
Earnings (loss) before income taxes	590	(364)	226	65	291
Assets[1]	5,760	1,759	7,519	447	7,966

Nine Months Ended October 31, 2015
Net sales	$10,135	($182)	$9,953	$—	$9,953
Credit card revenues, net	—	—	—	291	291
Earnings (loss) before interest and income taxes	836	(227)	609	168	777
Interest expense, net	—	(82)	(82)	(12)	(94)
Earnings (loss) before income taxes	836	(309)	527	156	683
Assets[1]	6,140	1,869	8,009	577	8,586
1 Assets in Corporate/Other include unallocated assets in corporate headquarters, consisting primarily of cash, land, property and equipment and deferred tax assets.

12 of 29

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

The following table summarizes net sales within our reportable segments:

	Quarter Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Nordstrom full-line stores - U.S.	$1,568	$1,634	$5,128	$5,431
Nordstrom.com	497	414	1,675	1,518
Nordstrom	2,065	2,048	6,803	6,949

Nordstrom Rack	958	885	2,777	2,573
Nordstromrack.com/HauteLook	159	129	482	363
Off-price	1,117	1,014	3,259	2,936

Other retail[1]	135	107	384	250
Total Retail segment	3,317	3,169	10,446	10,135
Corporate/Other	155	70	(191)	(182)
Total net sales	$3,472	$3,239	$10,255	$9,953
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

14 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

OVERVIEW
Our third quarter results reflected our team’s substantial progress to align to current business trends and make longer-term changes to our business model. The changes we’ve made in the way we operate to enhance the customer experience and increase our productivity contributed to our strong operating performance. In addition, continued focus on inventory led to a positive spread between sales and inventory growth for the quarter.
Our third quarter net loss of $10 included a non-cash goodwill impairment charge of $197 related to Trunk Club, which we acquired in August 2014. While this business continues to deliver outsized top-line growth, current expectations for future growth and profitability are lower than initial estimates. To better position Trunk Club’s business, we are making a number of operational changes to improve the customer experience and improve operating results.
Total net sales in the quarter grew 7.2% and we had positive comparable sales for both full-price and off-price. Total Company comparable sales for the quarter increased 2.4%, which included one week of our Anniversary Sale shifting into the quarter. The combined second and third quarter comparable sales, which removes the impact of the event shift, increased 0.4%, which was generally consistent with our trends over the past year.
Our strategy is squarely focused on serving customers on their terms with the high-quality product and service they expect from us. We continue to make progress in the areas of supply chain, marketing and technology that enhance the customer experience and improve our operating performance. This quarter, we have executed on a number of initiatives to better serve customers and drive top-line growth.

•
In our Nordstrom brand, we achieved another milestone related to our Canada expansion with two successful store openings in Toronto, at Eaton Centre and Yorkdale Centre. With Toronto being the fourth largest market in North America, we believe these stores will be among our top volume stores. In the U.S., we had a successful opening of our second store in Austin, Texas, at The Domain.

•
Our Rack business serves as a great way of attracting new customers to Nordstrom. We expanded our reach with 15 new store openings this fall for a total of 215 Racks. These stores are complemented by our online offering at Nordstromrack.com/HauteLook, which is expected to reach over $700 in sales this year.

•
A curated product assortment is an integral element of our customer strategy and led to the launch of new collaborations with J. Crew and denim brand Good American. Through these and other partnerships, we are able to give our customers compelling product that has limited distribution.

•
Our website platform has been upgraded enabling us to accelerate the continuous delivery of new customer-facing features. From a productivity standpoint, we’ve prioritized our investments toward modernizing our infrastructure and implementing the highest value customer experiences.

•
In May, we expanded the Nordstrom Rewards loyalty program to enable all customers to earn benefits regardless of how they choose to pay. This represents a meaningful opportunity to directly engage with customers and drives incremental trips and sales. We now have more than 7 million customers in our overall program, up over 40% from a year ago.

As customer expectations continue to evolve, it’s even more important for us to focus on how best to serve our customers. This guides us on how we set priorities, allocate resources and accelerate the speed of our execution to ensure that we provide a relevant, best-in-class experience for our customers. We have strong momentum in place and remain committed to continuing our progress to ensure we’re best positioned to achieve profitable growth.

15 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

RESULTS OF OPERATIONS
Our reportable segments are Retail and Credit. We analyze our results of operations through earnings before interest and income taxes for our Retail Business and Credit, while interest expense, income taxes and earnings per share are discussed on a total Company basis.
Retail Business
Our Retail Business includes our Nordstrom U.S. and Canada full-line stores, Nordstrom.com, Nordstrom Rack stores, Nordstromrack.com/HauteLook, Trunk Club, Jeffrey and our Last Chance clearance stores. For purposes of discussion and analysis of our results of operations of our Retail Business, we combine our Retail segment results with revenues and expenses in the “Corporate/Other” column of Note 9: Segment Reporting in Item 1 (collectively, the “Retail Business”).
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

•
4-wall Sales Per Square Foot – sales for Nordstrom U.S. and Canada full-line stores, Nordstrom Rack stores, Trunk Club clubhouses, Jeffrey boutiques and our Last Chance clearance stores divided by their weighted-average square footage.

Summary
The following table summarizes the results of our Retail Business:

	Quarter Ended
	October 29, 2016		October 31, 2015
	Amount	% of net sales[1]	Amount	% of net sales[1]
Net sales	$3,472	100.0%	$3,239	100.0%
Cost of sales and related buying and occupancy costs	(2,262)	(65.2%)	(2,140)	(66.1%)
Gross profit	1,210	34.8%	1,099	33.9%
Selling, general and administrative expenses	(990)	(28.5%)	(951)	(29.3%)
Goodwill impairment	(197)	(5.7%)	—	—
Earnings before interest and income taxes	$23	0.6%	$148	4.6%

	Nine Months Ended
	October 29, 2016		October 31, 2015
	Amount	% of net sales[1]	Amount	% of net sales[1]
Net sales	$10,255	100.0%	$9,953	100.0%
Cost of sales and related buying and occupancy costs	(6,718)	(65.5%)	(6,463)	(64.9%)
Gross profit	3,537	34.5%	3,490	35.1%
Selling, general and administrative expenses	(3,024)	(29.5%)	(2,881)	(28.9%)
Goodwill impairment	(197)	(1.9%)	—	—
Earnings before interest and income taxes	$316	3.1%	$609	6.1%
1 Subtotals and totals may not foot due to rounding.

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

	Quarter Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales by channel:
Nordstrom full-line stores - U.S.	$1,568	$1,634	$5,128	$5,431
Nordstrom.com	497	414	1,675	1,518
Full-price	2,065	2,048	6,803	6,949

Nordstrom Rack	958	885	2,777	2,573
Nordstromrack.com/HauteLook	159	129	482	363
Off-price	1,117	1,014	3,259	2,936

Other retail[1]	135	107	384	250
Retail segment	3,317	3,169	10,446	10,135
Corporate/Other	155	70	(191)	(182)
Total net sales	$3,472	$3,239	$10,255	$9,953

Net sales increase	7.2%	6.6%	3.0%	8.5%

Comparable sales increase (decrease) by channel:
Nordstrom full-line stores - U.S.	(4.5%)	(2.2%)	(6.3%)	(0.2%)
Nordstrom.com	20.1%	11.4%	10.3%	17.6%
Full-price	0.5%	0.3%	(2.6%)	3.2%
Nordstrom Rack	0.9%	(2.2%)	0.4%	(0.2%)
Nordstromrack.com/HauteLook	23.2%	38.8%	32.9%	46.1%
Off-price	3.9%	2.4%	4.6%	4.6%
Total Company	2.4%	0.9%	(0.2%)	3.5%

Sales per square foot:
Total sales per square foot	$119	$116	$355	$361
4-wall sales per square foot	90	93	283	296
Full-line sales per square foot - U.S.	76	79	247	264
Nordstrom Rack sales per square foot	127	130	376	389
1 Other retail includes Nordstrom Canada full-line stores, Trunk Club and Jeffrey boutiques.
Total Company net sales increased 7.2% for the quarter and 3.0% for the nine months ended October 29, 2016, compared with the same periods in 2015, while comparable sales increased 2.4% for the quarter and decreased 0.2% for the nine months ended October 29, 2016. Current period results include a favorable comparison resulting from one week of the Anniversary Sale, historically the Company's largest event of the year, shifting into the third quarter. Combined second and third quarter comparable sales, which removes the impact of the event shift, increased 0.4% compared with the same period last year.
Total sales per square foot improved for the quarter ended October 29, 2016, compared with the same period in 2015, due to an increase in sales from our online channels as well as the shift in the Anniversary Sale. Total sales per square foot decreased for the nine months ended October 29, 2016 compared with the same period in 2015, due to store expansion. To date in fiscal 2016, we opened 26 stores, relocated three stores and closed one store.

17 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Full-price net sales, which consists of U.S. full-line and Nordstrom.com channels, increased 0.8% for the quarter and decreased 2.1% for the nine months ended October 29, 2016, compared with the same periods in 2015, while on a comparable basis, sales increased 0.5% in the third quarter and decreased 2.6% for the nine months ended October 29, 2016. Also on a comparable basis for the quarter, full-price experienced an increase in the number of items sold, partially offset by a decrease in the average selling price per item sold. For the nine months ended October 29, 2016, there was a decrease in the number of items sold, partially offset by an increase in the average selling price per item sold.
Full-price top-performing merchandise categories for the third quarter were Women's Apparel and Men's Apparel. The top-performing merchandise category for the nine months ended October 29, 2016 was Beauty. The West was the top-performing geographic region for the quarter and nine months ended October 29, 2016.
Off-price net sales, which consists of Nordstrom Rack and Nordstromrack.com/HauteLook channels, increased 10.1% for the quarter and 11.0% for the nine months ended October 29, 2016, compared with the same periods in 2015, while on a comparable basis, sales increased 3.9% in the third quarter and 4.6% for the nine months ended October 29, 2016. Nordstrom Rack net sales increased 8.2% and 7.9% for the quarter and nine months ended October 29, 2016, compared with the same periods in 2015, attributable to 21 new store openings since the end of the third quarter of 2015. On a comparable basis for the quarter and nine months ended October 29, 2016, the number of items sold increased at Nordstrom Rack, partially offset by a decrease in the average selling price per item sold. Kids was the top-performing merchandise category for the quarter and nine months ended October 29, 2016. The East was the top-performing geographic region for both the quarter and nine months ended October 29, 2016.
Retail Business Gross Profit
The following table summarizes the Retail Business gross profit (“Retail GP”):

	Quarter Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Retail gross profit	$1,210	$1,099	$3,537	$3,490
Retail gross profit as a % of net sales	34.8%	33.9%	34.5%	35.1%

			October 29, 2016	October 31, 2015
Ending inventory per square foot			$80.94	$83.98
Inventory turnover rate			4.31	4.32
Our Retail GP rate increased 93 basis points for the quarter ended October 29, 2016, compared with the same period in 2015, reflecting strong inventory execution in addition to leverage of buying and occupancy costs. Our strong inventory execution also led to improvements in ending inventory per square foot as of October 29, 2016. Our Retail GP decreased 57 basis points for the nine months ended October 29, 2016 primarily due to higher markdowns in the first half of 2016.
Retail Business Selling, General and Administrative Expenses
Retail Business selling, general and administrative expenses (“Retail SG&A”) are summarized in the following table:

	Quarter Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Retail selling, general and administrative expenses	$990	$951	$3,024	$2,881
Retail selling, general and administrative expenses as a % of net sales	28.5%	29.3%	29.5%	28.9%
For the quarter ended October 29, 2016, our Retail SG&A rate decreased 82 basis points primarily due to a shift in sales volume from the Anniversary Sale resulting in expense leverage, while Retail SG&A expenses increased $39 primarily due to increased fulfillment expenses. For the nine months ended October 29, 2016, our Retail SG&A increased 55 basis points and $143 primarily due to increased fulfillment expenses and technology investments.
Retail Business Goodwill Impairment
We recognized a goodwill impairment charge of $197 for the quarter and nine months ended October 29, 2016 related to Trunk Club (see Note 4: Fair Value Measurements in Item 1).

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
Summary
The table below provides a detailed view of the operational results of our Credit segment, consistent with Note 9: Segment Reporting in Item 1:

	Quarter Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Credit card revenues, net	$70	$89	$186	$291
Credit expenses	(38)	(50)	(121)	(152)
Credit transaction, net	—	(32)	—	29
Earnings before interest and income taxes	32	7	65	168
Interest expense[1]	—	(3)	—	(12)
Earnings before income taxes	$32	$4	$65	$156

Credit and debit card volume[2]:
Outside	$1,023	$1,059	$3,106	$3,209
Inside	1,239	1,243	4,215	4,242
Total volume	$2,262	$2,302	$7,321	$7,451
1 Prior to the credit card receivable transaction, interest expense was allocated to the Credit segment as if it carried debt of up to 80% of the credit card receivables.
2 Volume represents sales on the total portfolio plus applicable taxes.
Credit Card Revenues, net
The following is a summary of our credit card revenues, net:

	Quarter Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Finance charge revenue	$2	$45	$5	$173
Interchange fees	1	15	4	60
Late fees and other	—	14	1	43
Credit program revenues, net	67	15	176	15
Total credit card revenues, net	$70	$89	$186	$291
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
Credit card revenues, net decreased $19 and $105 for the quarter and nine months ended October 29, 2016, compared with the same periods in 2015, primarily due to the impact of the program agreement with TD and the amortization of our beneficial interest asset.

19 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Expenses
Total credit expenses decreased $12 and $31 for the quarter and nine months ended October 29, 2016, compared with the same periods in 2015 due to a decrease in bad debt expense since the sale of our credit card receivables in the third quarter of 2015.
Credit Transaction, net
Credit transaction, net of $(32) for the quarter ended October 31, 2015 represents transaction costs associated with the sale. Credit transaction, net of $29 for the nine months ended October 31, 2015 was primarily due to the reversal of the allowance for credit losses on accounts receivable that were reclassified to “held for sale” during the second quarter of 2015, partially offset by transaction costs related to the sale.
Total Company Results
Interest Expense, net
Interest expense, net of $30 for the third quarter and $90 for the nine months ended October 29, 2016 was relatively flat compared with the same periods in 2015.
Income Tax Expense
Income tax expense is summarized in the following table:

	Quarter Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Income tax expense	$35	$44	$138	$263
Effective tax rate	140.3%	35.2%	47.4%	38.5%
The effective tax rate increased for the quarter and nine months ended October 29, 2016, compared with the same periods in 2015, primarily due to the non-deductible goodwill impairment charge of $197 related to Trunk Club (see Note 4: Fair Value Measurements in Item 1). Excluding the impact of the Trunk Club impairment, our effective tax rate for the quarter and nine months ended October 29, 2016 would have decreased approximately 2% compared with prior year primarily due to the favorable resolution of certain federal income tax issues.
(Loss) Earnings Per Share
(Loss) Earnings per share (EPS) is as follows:

	Quarter Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Basic	($0.06)	$0.43	$0.88	$2.22
Diluted:
Actual	($0.06)	$0.42	$0.87	$2.17
Adjusted[1]	$0.84	N/A	$1.77	N/A
1 A reconciliation of adjusted earnings per share, a non-GAAP financial measure, to the closest GAAP measure is included below.
(Loss) earnings per diluted share decreased for the quarter and nine months ended October 29, 2016, compared with the same periods in 2015, primarily due to the goodwill impairment charge of $197 related to Trunk Club.
Excluding the goodwill impairment charge, adjusted earnings per diluted share increased for the quarter ended October 29, 2016 compared with diluted EPS for the quarter ended October 31, 2015, primarily due to increased sales and margin and a reduction of credit expenses from 2015 related to the credit transaction. Adjusted earnings per diluted share decreased for the nine months ended October 29, 2016, compared with diluted EPS for the nine months ended October 31, 2015, primarily due to higher fulfillment expenses and planned technology investments supporting our growth initiatives.

20 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Adjusted Earnings and Adjusted Earnings Per Share (Non-GAAP financial measures)
We believe that Adjusted Earnings and Adjusted Earnings Per Share provide useful information to investors in evaluating our business performance for the quarter and nine months ended October 29, 2016. The effect of excluding certain items from net (loss) earnings provides management and shareholders an alternative measure to use in evaluating our business performance period over period.
Adjusted Earnings and Adjusted Earnings Per Share are not measures of financial performance under generally accepted accounting principles (“GAAP”) and should be considered in addition to, and not as a substitute for, net (loss) earnings, (loss) earnings per share and diluted earnings per share or other financial measures prepared in accordance with GAAP. Our method of determining non-GAAP financial measures may differ from other companies’ financial measures and therefore may not be comparable to methods used by other companies. The financial measures calculated under GAAP which are most directly comparable to Adjusted Earnings and Adjusted Earnings Per Share are net (loss) earnings and diluted earnings per share, which are reconciled below:

	Quarter Ended October 29, 2016		Nine Months Ended October 29, 2016
	Amount	Amount Per Share	Amount	Amount Per Share
Net (loss) earnings[1]	($10)	($0.06)	$153	$0.87
Trunk Club goodwill impairment	197	1.12	197	1.12
Tax effect of non-deductible charges in interim period[2]	(39)	(0.22)	(39)	(0.22)
Adjusted Earnings	$148	$0.84	$311	$1.77
1 Due to the anti-dilutive effect resulting from the reported net loss, the impact of potentially dilutive securities on the per share amounts has been omitted from the quarterly calculation of weighted-average shares for diluted EPS for the quarter ended October 29, 2016. The impact of these potentially dilutive securities has been included in the calculation of weighted-average shares for diluted EPS for the nine months ended October 29, 2016.
2 The effect of taxes on the adjustments used to arrive at Adjusted Earnings is calculated based on applying the estimated annual effective tax rate to Adjusted Earnings plus other tax items for each interim period. The impact of this tax effect will reverse in the fourth quarter of 2016.
2016 Outlook
Excluding the impairment charge, we raised our annual earnings per diluted share expectations to incorporate our third quarter results, which exceeded expectations primarily due to our efforts to realign inventory and improve operational efficiencies. Our expectations for fiscal 2016 are as follows:

	Prior Outlook	Current Outlook, excluding impairment charge	Current Outlook
Net sales (percent)	2.5 to 4.5 increase	Approximately 3.5 increase	Approximately 3.5 increase
Comparable sales (percent)	1 decrease to 1 increase	Approximately flat	Approximately flat
Retail EBIT (percent)	10 to 15 decrease	5 to 10 decrease	30 to 35 decrease
Credit EBIT	Approximately $80	Approximately $90	Approximately $90
Earnings per diluted share (excluding the impact of any future share repurchases)	$2.60 to $2.75	$2.85 to $2.95	$1.70 to $1.80

21 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Return on Invested Capital (“ROIC”) and Adjusted ROIC (Non-GAAP financial measures)
We believe ROIC is a useful financial measure for investors in evaluating the efficiency and effectiveness of our use of capital and believe ROIC is an important component of shareholders' return over the long term. In addition, we incorporate ROIC in our executive incentive compensation measures. The effect of excluding certain items from ROIC to arrive at an Adjusted ROIC provides management and shareholders an alternative measure to use in evaluating our results period over period. For the 12 fiscal months ended October 29, 2016, our ROIC and Adjusted ROIC decreased compared with the 12 fiscal months ended October 31, 2015, primarily due to reduced earnings.
We define ROIC as our net operating profit after tax divided by our average invested capital using the trailing 12-month average. ROIC and Adjusted ROIC are not measures of financial performance under GAAP and should be considered in addition to, and not as a substitute for, return on assets, net earnings, total assets or other financial measures prepared in accordance with GAAP. Our method of determining non-GAAP financial measures may differ from other companies' methods and therefore may not be comparable to those used by other companies. The financial measure calculated under GAAP which is most directly comparable to ROIC and Adjusted ROIC is return on assets. The following is a reconciliation of the components and adjustments to ROIC and return on assets:

	12 Fiscal Months Ended
	October 29, 2016			October 31, 2015
	Unadjusted	Adjustments[1]	Adjusted
Net earnings	$333	$197	$530	$675
Add: income tax expense	252	—	252	438
Add: interest expense	121	—	121	129
Earnings before interest and income tax expense	706	197	903	1,242

Add: rent expense	195	—	195	165
Less: estimated depreciation on capitalized operating leases[2]	(103)	—	(103)	(88)
Net operating profit	798	197	995	1,319

Less: estimated income tax expense	(383)	—	(383)	(519)
Net operating profit after tax	$415	$197	$612	$800

Average total assets	$7,987	$—	$7,987	$9,362
Less: average non-interest-bearing current liabilities	(3,105)	—	(3,105)	(2,965)
Less: average deferred property incentives	(541)	—	(541)	(536)
Add: average estimated asset base of capitalized operating leases[3]	1,452	—	1,452	1,171
Average invested capital	$5,793	$—	$5,793	$7,032

Return on assets	4.2%			7.2%
ROIC/Adjusted ROIC	7.2%		10.6%	11.4%
1 The adjustment for the 12 fiscal months ended October 29, 2016 includes the goodwill impairment charge of $197 related to Trunk Club (see Note 4: Fair Value Measurements in Item 1).
2 Capitalized operating leases is our best estimate of the asset base we would record for our leases that are classified as operating if they had met the criteria for a capital lease or we had purchased the property. Asset base is calculated as described in footnote 3 below.
3 Based upon the trailing 12-month average of the monthly asset base. The asset base for each month is calculated as the trailing 12 months of rent expense multiplied by eight. The multiple of eight times rent expense is a commonly used method of estimating the asset base we would record for our capitalized operating leases described in footnote 2.

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
Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments. We believe that as of October 29, 2016, our existing cash and cash equivalents on-hand of $531, available credit facilities of $800 and potential future operating cash flows and borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives.
Operating Activities
Net cash provided by operating activities decreased $873 for the nine months ended October 29, 2016, compared with the same period in 2015, primarily due to $1,297 of proceeds received in 2015 related to the sale of credit card receivables originated at Nordstrom, partially offset by favorable changes in working capital, which includes our efforts to align inventory levels with sales trends.
Investing Activities
Net cash used in investing activities was $578 for the nine months ended October 29, 2016, compared with net cash provided by investing activities of $69 for the same period in 2015, primarily due to proceeds of $890 received in 2015 related to the sale of the credit card receivables originated at third parties. This was partially offset by a decrease in capital expenditures related to lower spend on full-line store openings and relocations and our East Coast Fulfillment Center, which was completed in the third quarter of 2015.
At the beginning of our second quarter, we completed a review of our five-year capital plan, resulting in reduced spend of approximately $400, or 10%, primarily related to new stores and remodels over the next few years.
Financing Activities
Net cash used in financing activities was $358 for the nine months ended October 29, 2016, compared with $1,820 for the same period in 2015. This decrease was largely attributed to the $1.8 billion we returned to shareholders in 2015 through a special cash dividend and repurchases of common stock as a result of the sale of our credit card receivables.
Free Cash Flow (Non-GAAP financial measure)
Free Cash Flow is one of our key liquidity measures, and when used in conjunction with GAAP measures, provides investors with a meaningful analysis of our ability to generate cash from our business. For the nine months ended October 29, 2016, we had Free Cash Flow of ($72) compared with $702 for the nine months ended October 31, 2015.
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

	Nine Months Ended
	October 29, 2016	October 31, 2015
Net cash provided by operating activities	$872	$1,745
Less: capital expenditures	(625)	(857)
Less: cash dividends paid	(192)	(1,116)
Add: proceeds from sale of accounts receivable originated at third parties	—	890
Add: change in credit card receivables originated at third parties	—	33
(Less) Add: change in cash book overdrafts	(127)	7
Free Cash Flow	($72)	$702

Net cash (used in) provided by investing activities	($578)	$69
Net cash used in financing activities	(358)	(1,820)

23 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Capacity and Commitments
As of October 29, 2016, we had total short-term borrowing capacity of $800 under our senior unsecured revolving credit facility (“revolver”) that expires in April 2020, with an option to extend for an additional year. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes. We have the option to increase the revolving commitment by up to $200, to a total of $1,000, provided that we obtain written consent from the lenders. From time to time we utilize our commercial paper program to fund working capital needs, which has the effect of reducing our available liquidity under the revolver until repaid.
As of October 29, 2016, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our revolver.
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
Debt Covenants
The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) leverage ratio of less than four times (see the following additional discussion of Adjusted Debt to EBITDAR). As of October 29, 2016, we were in compliance with this covenant.

24 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our goal is to manage debt levels to maintain an investment-grade credit rating and operate with an efficient capital structure. In evaluating our debt levels, this measure provides a reflection of our credit worthiness that could impact our credit rating and borrowing costs. We also have a debt covenant that requires an adjusted debt to EBITDAR leverage ratio of less than four times. As of October 29, 2016, our Adjusted Debt to EBITDAR was 2.5, compared with 2.1 as of October 31, 2015. This increase was primarily driven by reduced earnings.
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

	2016[1]	2015[1]
Debt	$2,778	$2,809
Add: estimated capitalized operating lease liability[2]	1,561	1,320
Less: fair value hedge adjustment included in long-term debt	(14)	(26)
Adjusted Debt	$4,325	$4,103

Net earnings	$333	$675
Add: income tax expense	252	438
Add: interest expense, net	121	129
Earnings before interest and income taxes	706	1,242

Add: depreciation and amortization expenses	631	557
Add: rent expense	195	165
Add: non-cash acquisition-related charges[3]	197	13
EBITDAR	$1,729	$1,977

Debt to Net Earnings	8.3	4.2
Adjusted Debt to EBITDAR	2.5	2.1
1 The components of Adjusted Debt are as of October 29, 2016 and October 31, 2015, while the components of EBITDAR are for the 12 months ended October 29, 2016 and October 31, 2015.
2 Based upon the estimated lease liability as of the end of the period, calculated as the trailing 12 months of rent expense multiplied by eight. The multiple of eight times rent expense is a commonly used method of estimating the debt we would record for our leases that are classified as operating if they had met the criteria for a capital lease or we had purchased the property.
3 Non-cash acquisition-related charges for the 12 months ended October 29, 2016 include the goodwill impairment charge of $197 related to Trunk Club (see Note 4: Fair Value Measurements in Item 1).

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Repurchases
(Dollar and share amounts in millions, except per share amounts)
The following is a summary of our third quarter share repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
August 2016 (July 31, 2016 to August 27, 2016)[2]	—	$41.54	—	$750
September 2016 (August 28, 2016 to October 1, 2016)	0.4	50.32	0.4	730
October 2016 (October 2, 2016 to October 29, 2016)	0.2	53.29	0.2	718
Total	0.6	$50.89	0.6
1 On October 1, 2015, our Board of Directors authorized a program to repurchase up to $1,000 of our outstanding common stock through March 1, 2017. The actual number, price, manner and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable SEC rules.
2 In August 2016, the total number of shares repurchased was less than 0.1 shares.
Item 6. Exhibits.
Exhibits are incorporated herein by reference or are filed or furnished with this report as set forth in the Exhibit Index on page 29 hereof.

27 of 29

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 29, 2016

28 of 29

NORDSTROM, INC.
Exhibit Index

Exhibit		Method of Filing
31.1	Certification of Co-President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of Co-President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Filed herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

29 of 29