Form 10-K
period 2017-01-28
NORDSTROM INC
filed 2017-03-20
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2017
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
Registrant’s telephone number, including area code (206) 628-2111
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of July 29, 2016 the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $6.1 billion using the closing sales price on that day of $44.23. On March 7, 2017, 166,851,252 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2017 Annual Meeting of Shareholders scheduled to be held on May 16, 2017 are incorporated into Part III.

Nordstrom, Inc. and subsidiaries 1

[This page intentionally left blank.]

Nordstrom, Inc. and subsidiaries 3

PART I
Item 1. Business.
DESCRIPTION OF BUSINESS
Founded in 1901 as a retail shoe business in Seattle, Nordstrom later incorporated in Washington state in 1946 and went on to become one of the leading fashion specialty retailers based in the U.S. As of March 20, 2017, we operate 344 U.S. stores located in 40 states as well as a robust ecommerce business through Nordstrom.com, Nordstromrack.com/HauteLook and TrunkClub.com. We also operate five Nordstrom full-line stores in Canada. The west and east coasts of the U.S. are the areas in which we have the largest presence. We have two reportable segments, which include Retail and Credit.
As of March 20, 2017, the Retail segment includes our 117 Nordstrom-branded full-line stores in the U.S. and Nordstrom.com, 216 off-price Nordstrom Rack stores, five Canada full-line stores, Nordstromrack.com/HauteLook, seven Trunk Club clubhouses and TrunkClub.com, two Jeffrey boutiques and two clearance stores that operate under the name “Last Chance.” Through these multiple retail channels, we strive to deliver the best customer experience possible. We offer an extensive selection of high-quality brand-name and private label merchandise focused on apparel, shoes, cosmetics and accessories. Our integrated Nordstrom full-line stores and online store allow us to provide our customers with a seamless shopping experience. In-store purchases are primarily fulfilled from that store’s inventory, but when inventory is unavailable at that store it may also be shipped to our customers from our fulfillment centers in Cedar Rapids, Iowa and Elizabethtown, Pennsylvania, or from other Nordstrom full-line stores. Online purchases are primarily shipped to our customers from our Cedar Rapids and East Coast fulfillment centers, but may also be shipped from our Nordstrom full-line stores. Our customers can also pick up online orders in our Nordstrom full-line stores if inventory is available at one of our locations. These capabilities allow us to better serve customers across various channels and improve sales. Nordstrom Rack stores purchase merchandise primarily from the same vendors carried in Nordstrom full-line stores and also serve as outlets for clearance merchandise from our Nordstrom stores and other retail channels. Nordstromrack.com/HauteLook offers a persistent selection of off-price merchandise, as well as limited-time sale events on fashion and lifestyle brands and are integrated with a single customer log-in, shared shopping cart and streamlined checkout process. Nordstromrack.com combines the technology expertise of HauteLook with the merchant expertise of Nordstrom Rack. Online purchases are primarily shipped to our customers from our San Bernardino, California fulfillment center. Furthermore, we can accommodate returns from these sites by mail or at any Nordstrom Rack location.
Through our Credit segment, our customers can access a variety of payment products and services, including a Nordstrom-branded private label card, two Nordstrom-branded Visa credit cards and a debit card for Nordstrom purchases. When customers open a Nordstrom credit or debit card, they also join our loyalty program that provides benefits based on their level of spending. Although the primary purposes of our Credit segment are to foster greater customer loyalty and drive more sales, through our program agreement with TD Bank, N.A. (“TD”) (see Note 2: Credit Card Receivable Transaction in Item 8), we also receive credit card revenue.
For more information about our business and our reportable segments, see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 15: Segment Reporting in Item 8.
FISCAL YEAR
We operate on a 52/53-week fiscal year ending on the Saturday closest to January 31st. References to 2017 and 2012 relate to the 53-week fiscal year ended February 3, 2018 and February 2, 2013. References to 2016 and all other years within this document are based on a 52-week fiscal year.
TRADEMARKS
We have 166 trademarks, each of which is the subject of one or more trademark registrations and/or trademark applications. Our most notable trademarks include Nordstrom, Nordstrom Rack, HauteLook, Trunk Club, Halogen, BP., Caslon, Zella, Tucker+Tate and 14th & Union. Each of our trademarks is renewable indefinitely, provided that it is still used in commerce at the time of the renewal.
RETURN POLICY
We have a fair and liberal approach to returns as part of our objective to provide high-quality customer service. We do not have a formal return policy at our Nordstrom full-line stores or online at Nordstrom.com. Our goal is to take care of our customers, which includes making returns and exchanges easy, whether in stores or online, where we offer free shipping on purchases and returns. Our Nordstrom Rack stores generally accept returns up to 90 days from the date of purchase with the original price tag and sales receipt, and also accept returns of Nordstromrack.com/HauteLook merchandise. Nordstromrack.com/HauteLook generally accepts returns of apparel, footwear and accessories within 90 days from the date of shipment.

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
NORDSTROM REWARDS
Our Nordstrom Rewards™ loyalty program, which rewards customers based on their level of spending, is one area that enables us to directly engage and strengthen relationships with customers while driving incremental sales and trips. Upon reaching a certain points threshold, customers receive Nordstrom Notes®, which can be redeemed for goods or services. In May 2016, we expanded the program to all customers, when historically this program was offered only to Nordstrom cardholders. Rewards can be earned and redeemed at Nordstrom full-line stores, Nordstrom.com, Nordstrom Rack and Nordstromrack.com/HauteLook. Nordstrom cardholders can also earn rewards at Trunk Club. Customers who participate in our loyalty program through our credit and debit cards receive additional benefits including reimbursements for alterations, Personal Triple Points days, shopping and fashion events and early access to the Anniversary Sale.
COMPETITIVE CONDITIONS
We operate in a highly competitive business environment. We compete with other national, regional, local and online retailers that may carry similar lines of merchandise, including department stores, specialty stores, off-price stores, boutiques and internet businesses. Our specific competitors vary from market to market. We believe the keys to competing in our industry are providing great customer service and customer experiences in stores and online. This includes offering compelling price and value, fashion newness, quality of products, selection, convenience, technology, product fulfillment, personalization and appealing, relevant store environments in top locations.
INVENTORY
We plan our merchandise purchases and receipts to coincide with expected sales trends. For instance, our merchandise purchases and receipts increase prior to our Anniversary Sale, which has historically extended over the last two weeks of July. We also purchase and receive a larger amount of merchandise in the fall as we prepare for the holiday shopping season (from late November through December). At Nordstrom Rack, we invest in pack and hold inventory, which involves the strategic purchase of merchandise from some of our full-line stores’ top brands in advance of the upcoming selling seasons, to take advantage of favorable buying opportunities. This inventory is typically held for six months on average and has been an important component of Nordstrom Rack’s inventory strategy.
In order to offer merchandise that our customers want, we purchase from a wide variety of high-quality suppliers, including domestic and foreign businesses. We also have arrangements with agents and contract manufacturers to produce our private label merchandise. We expect our suppliers to meet our “Nordstrom Partnership Guidelines,” which address our corporate social responsibility standards for matters such as legal and regulatory compliance, labor, health and safety and the environment. This is available on our website at Nordstrom.com.
EMPLOYEES
During 2016, we employed approximately 72,500 employees on a full- or part-time basis. Due to the seasonal nature of our business, employment increased to approximately 74,000 employees in July 2016 and 78,000 in December 2016. All of our employees are non-union. We believe our relationship with our employees is good.
CAUTIONARY STATEMENT
Certain statements in this Annual Report on Form 10-K contain or may suggest “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties including, but not limited to, anticipated financial outlook for the fiscal year ending February 3, 2018, anticipated annual total and comparable sales rates, anticipated new store openings in existing, new and international markets, anticipated Return on Invested Capital and trends in our operations. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual future results may differ materially from historical results or current expectations depending upon factors including, but not limited to:
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

Nordstrom, Inc. and subsidiaries 5

•
the impact of any systems or network failures, cybersecurity and/or security breaches, including any security breach of our systems or those of a third party provider that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information or compliance with information security and privacy laws and regulations in the event of such an incident,

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

•
our ability to respond to the business and retail environment, fashion trends and consumer preferences, including changing expectations of service and experience in stores and online, and evolve our business model,

•	the effectiveness of planned advertising, marketing and promotional campaigns in the highly competitive and promotional retail industry,

•	the timing, price, manner and amounts of share repurchases by the Company, if any, or any share issuances by the Company, including issuances associated with option exercises or other matters,
Economic and External

•	the impact of economic and market conditions and the resultant impact on consumer spending patterns,

•	the impact of economic or political conditions in the U.S. and countries where our third party vendors operate,

•
weather conditions, natural disasters, health hazards, national security or other market disruptions, or the prospects of these events and the resulting impact on consumer spending patterns or information technology systems and communications,

Legal and Regulatory

•
our compliance with applicable domestic and international laws, regulations and ethical standards, including those related to banking, employment and tax and the outcome of claims and litigation and resolution of such matters,

•	the impact of the current regulatory environment and financial system and health care reforms, and

•	compliance with debt covenants, availability and cost of credit, changes in our credit rating, changes in interest rates, debt repayment patterns and personal bankruptcies.
These and other factors, including those factors described in Item 1A: Risk Factors could affect our financial results and cause actual results to differ materially from any forward-looking information we may provide. We undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.
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
1617 Sixth Avenue, Suite 500
Seattle, Washington 98101
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
We are enhancing our customer shopping experience in our stores, online and in mobile and social channels by pursuing a heightened focus on technology and ecommerce to fuel our growth. With the accelerated pace of change in the retail environment, we may not be able to meet our customers’ changing expectations in how they shop in stores or through ecommerce. If we target the wrong opportunities, fail to make investments at the right time or pace, fail to make the best investments in the right channels or make an investment commitment significantly above or below our needs, it may harm our competitive position. If these technologies and investments do not perform as expected, are not seamlessly integrated or are not maintained properly, our profitability and growth could be adversely affected.
We are continuing our plan to open new stores. This involves certain risks, including the availability of suitable locations, constructing, furnishing and supplying a store in a timely and cost-effective manner and properly balancing our capital investments between new stores, remodels, technology and ecommerce. In addition, we may not accurately assess the demographic or retail environment for a particular location and sales at new, relocated or remodeled stores may not meet our projections, particularly in light of the changing trends between online and brick-and-mortar shopping channels, which could adversely affect our return on investment. We also intend to open stores in new markets and plan to continue expanding in international markets, such as Manhattan and Canada. These efforts will require additional management attention and resources and may distract us from executing our core operations. In addition, competition from strong local competitors, compliance with foreign and local laws and regulatory requirements and potentially unfavorable tax consequences may cause our business to be adversely impacted.
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
We are continuing our investment in ecommerce as advancements in technology have impacted shopping behaviors of consumers. Computers, mobile phones, tablets and other devices allow customers to browse and transact anywhere or anytime. Our growth strategies in this area span the development of applications for electronic devices, improvement of customer-facing technology, timely delivery of products purchased online, enhancement of inventory management systems, greater and more fluid inventory availability between online and retail locations, and greater consistency in marketing and pricing strategies. This business model has a high variable cost structure driven by fulfillment and marketing costs and will continue to require investment in cross-channel operations and supporting technologies. If we do not implement and expand our ecommerce initiatives successfully or we do not realize our anticipated return on these investments, our profitability and growth could be adversely affected. In addition, if customers shift to ecommerce more quickly than we anticipate, we may need to accelerate our ecommerce initiatives and investments and may experience higher costs adversely impacting our profitability.

Nordstrom, Inc. and subsidiaries 7

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
Nordstrom, our subsidiaries and, in some instances, our third party vendors collect, store and transmit customers’ personal information, consumer preferences and credit card information. In addition, our operations involve the collection, storage and transmission of employee information and Company financial and strategic data. Any measures we implement to prevent a security or cybersecurity threat may not be totally effective and may have the potential to harm relations with our customers or decrease activity on our websites by making them more difficult to use. Security breaches may be the result of intentional or inadvertent activities by our employees or by third parties with whom we have business relationships that may result in the unauthorized release of customer personal or confidential information. In addition, the regulatory environment surrounding information security, cybersecurity and privacy is increasingly demanding, with new and constantly changing requirements. Security breaches and cyber incidents and their remediation, whether at our Company, our third party providers or other retailers, could expose us to a risk of loss or misappropriation of this information, litigation, potential liability, reputation damage and loss of customers’ trust and business, which could adversely impact our sales. Any such breaches or incidents could subject us to investigation, notification and remediation costs, which may not be covered by our insurance policies. If there is additional information that is later discovered related to such security breach or incident, there could be further loss of shareholders’ and customers’ trust and business based upon their reactions to this additional information. Additionally, we could be subject to credit card fraud losses due to external credit card fraud. To the extent that any incident results in the loss, damage or misappropriation of information, we may be materially adversely affected by claims from our customers, financial institutions, regulators, payment card networks and other third parties.
Our business may be impacted by information technology system failures or network disruptions.
Our ability to transact with customers and operate our business depends on the efficient operation of our computer and communications systems. If we encounter an interruption or deterioration in critical processes, or experience the loss of critical data which may result from natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, third party or other disruptions, our business could be harmed. Depending on the severity of the failure, our disaster recovery plans may be inadequate or ineffective. These events could also damage our reputation, result in loss of sales and be expensive to remedy.
Our revenues and operating results are affected by the seasonal nature of our business and cyclical trends in consumer spending.
Our business, like that of other retailers, is subject to seasonal fluctuations and cyclical trends in consumer spending. Due to our Anniversary Sale in July and the holidays in the fourth quarter, our sales are typically higher in the second and fourth quarters than in the first and third quarters of the fiscal year. Any factor that negatively impacts these selling seasons could have an adverse effect on our results of operations for the entire year. To provide shareholders a better understanding of management’s expectations surrounding results, we provide public guidance on our expected operating and financial results for future periods comprised of forward-looking statements subject to certain risks and uncertainties.

If we fail to appropriately manage our capital, we may negatively impact our operations and shareholder return.
We utilize capital to finance our operations, make capital expenditures and acquisitions, manage our debt levels and return value to our shareholders through dividends and share repurchases. Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict access to a potential source of liquidity. A deterioration in our capital structure or the quality and stability of our earnings could result in a downgrade of our credit rating, constraining the capital available to our company. If our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted. Further, if we do not properly allocate our capital to maximize returns, our operations, cash flows and returns to shareholders could be adversely affected.
Ownership and leasing real estate exposes us to possible liabilities and losses.
We own or lease the land and/or buildings for all of our stores and are therefore subject to all of the risks associated with owning and leasing real estate. In particular, the value of the assets could decrease, their operating costs could increase, or a store may not be opened as planned due to changes in the real estate market, demographic trends, site competition, dependence on third party performance or overall economic environment. Additionally, we are potentially subject to liability for environmental conditions, exit costs associated with disposal of a store, commitments to pay base rent for the entire lease term or operate a store for the duration of an operating covenant.
Our customer and employee relationships could be negatively affected if we fail to maintain our corporate culture and reputation.
We have a well-recognized culture and reputation that consumers may associate with a high level of integrity, customer service and quality merchandise, and it is one of the reasons customers shop with us and employees choose us as a place of employment. Any significant damage to our reputation, including factors outside our control or on social media, could negatively impact sales, diminish customer trust, reduce employee morale and productivity and lead to difficulties in recruiting and retaining qualified employees.
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
We have regularly reported in our annual proxy statements the holdings of members of the Nordstrom family, including Bruce A. Nordstrom, our former Co-President and Chairman of the Board, his sister Anne E. Gittinger and members of the Nordstrom family within our Executive Team. In our proxy statement as of March 7, 2017, for the 2017 Annual Meeting of Shareholders, these individuals beneficially owned an aggregate of approximately 31% of our common stock. As a result, either individually or acting together, they may be able to exercise considerable influence over matters requiring shareholder approval. As reported in our periodic filings, our Board of Directors has from time to time authorized share repurchases. While these share repurchases may be offset in part by share issuances under our equity incentive plans and as consideration for acquisitions, the repurchases may nevertheless have the effect of increasing the overall percentage ownership held by these shareholders. The corporate law of the State of Washington, where the Company is incorporated, provides that approval of a merger or similar significant corporate transaction requires the affirmative vote of two-thirds of a company’s outstanding shares. The beneficial ownership of these shareholders may have the effect of discouraging offers to acquire us, delay or otherwise prevent a significant corporate transaction because the consummation of any such transaction would likely require the approval of these shareholders. As a result, the market price of our common stock could be affected.
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
During economic downturns, fewer customers may shop for the high-quality items in our stores and on our websites, as these products may be seen as discretionary, and those who do shop may limit the amount of their purchases. This reduced demand may lead to lower sales, higher markdowns, an overly promotional environment and increased marketing and promotional spending.

Nordstrom, Inc. and subsidiaries 9

Our business could suffer if we do not appropriately assess and react to competitive market forces and changes in customer behavior.
We compete with other international, national, regional, local and online retailers that may carry similar lines of merchandise, including department stores, specialty stores, off-price stores, boutiques and internet businesses. The retail environment is rapidly evolving with customer shopping preferences continuing to shift online and we expect competition in the ecommerce market to intensify in the future as the internet continues to facilitate competitive entry and comparison shopping. We may lose market share to our competitors and our sales and profitability could suffer if we are unable to remain competitive. Our financial model is changing to match customer shopping preferences, but if we do not properly allocate our capital between the store and online environment, or adjust the effectiveness and efficiency of our stores and online channels, our overall sales and profitability could suffer.
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
Our business depends on third parties for the production, supply or delivery of goods, and a disruption could result in lost sales or increased costs.
The continued success of our operations is tied to our timely receipt of quality merchandise from third parties. Our process to identify qualified vendors and access quality products in an efficient manner on acceptable terms and cost can be complex. Violations of law with respect to quality and safety by our importers, manufacturers or distributors could result in delays in shipments and receipt of goods or damage our reputation, resulting in lost sales. These vendors may experience difficulties due to economic or political conditions or the countries in which merchandise is manufactured could become subject to new trade restrictions, including increased customs restrictions, tariffs or quotas. Additionally, changes in tax and trade policies that impact the retail industry, such as increased taxation on imported goods, could have a material adverse effect on our business, results of operations and liquidity.
The results of our Credit operations could be adversely affected by changes in market conditions.
Our net credit card revenues and profitability are subject in large part to economic and market conditions that are beyond our control, including, but not limited to, interest rates, consumer credit availability, consumer debt levels, unemployment trends and other factors. These economic and market conditions could impair our revenues and the profitability of our Credit segment due to factors such as lower demand for credit, unfavorable payment patterns and higher delinquency rates. Additionally, our results may be negatively impacted if there are changes to the credit card risk management policies implemented under our program agreement with TD.
Our business and operations could be materially and adversely affected by supply chain disruptions, port disruptions, severe weather patterns, natural disasters, widespread pandemics and other natural or man-made disruptions.
We derive a significant amount of our total sales from stores located on the west and east coasts of the United States, particularly in California, which increases our exposure to market-disrupting conditions in these regions. These disruptions could cause, among other things, a decrease in consumer spending that would negatively impact our sales, staffing shortages in our stores, distribution centers or corporate offices, interruptions in the flow of merchandise to our stores, disruptions in the operations of our merchandise vendors or property developers, increased costs and a negative impact on our reputation and long-term growth plans.

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
Federal and state regulation and supervision of the financial industry has increased due to implementation of consumer protection and financial reform legislation such as the Credit Card Accountability Responsibility and Disclosure Act of 2009 (“CARD Act”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Financial Reform Act”). The Financial Reform Act significantly restructured regulatory oversight and other aspects of the financial industry, created the Consumer Financial Protection Bureau (“CFPB”) to supervise and enforce consumer lending laws and regulations, and expanded state authority over consumer lending. The CARD Act included new and revised rules and restrictions on credit card pricing, finance charges and fees, customer billing practices and payment application. We anticipate more regulation and interpretations of the new rules to continue, and we may be required to make changes, or TD may be required to make changes in connection with the program agreement, to credit card practices and systems which could adversely impact the revenues and profitability of our Credit segment. Compliance with applicable laws and regulations could limit or restrict the activities of our business, whether conducted by us or TD, and any potential enforcement actions by those agencies for failure to comply could have an adverse impact on us.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The following table summarizes the number of retail stores we own or lease, and the percentage of total store square footage represented by each listed category as of January 28, 2017:

	Number of stores
	Nordstrom Full-Line Stores - U.S. and Canada	Nordstrom Rack and Other[1]	% of total store square footage
Leased stores on leased land	24	225	42%
Owned stores on leased land	63	—	38%
Owned stores on owned land	35	1	19%
Partly owned and partly leased store	1	—	1%
Total	123	226	100%
1 Other includes Trunk Club clubhouses, Jeffrey boutiques and Last Chance stores.

Nordstrom, Inc. and subsidiaries 11

The following table summarizes our store openings and closures for fiscal 2016 and announced store openings and closures for fiscal 2017 by state/province:

	Number of stores
Fiscal year	2016		Announced 2017
State/Province	Nordstrom Full-Line Stores - U.S. and Canada	Nordstrom Rack and Other[1]	Nordstrom Full-Line Stores - U.S. and Canada	Nordstrom Rack and Other[1]
Openings
U.S.
Arizona	—	1	—	—
California	—	4	—	2
Colorado	—	1	—	—
Florida	—	1	—	1
Hawaii	—	1	—	—
Illinois	—	3	—	2
Indiana	—	—	—	1
Louisiana	—	2	—	—
Maryland	—	—	—	1
Massachusetts	—	2	—	—
Michigan	—	1	—	—
Minnesota	—	—	—	2
New Mexico	—	1	—	—
New York	—	—	—	1
Oregon	—	—	—	1
Pennsylvania	—	3	—	—
South Carolina	—	1	—	—
Tennessee	—	—	—	1
Texas	1	—	—	2
Utah	—	1	—	—
Virginia	—	1	—	—
Washington	—	—	—	2
Washington D.C.	—	1	—	—
Canada
Ontario	2	—	1	—
Total Openings	3	24	1	16

Closures: California	1	—	1	—
1 Other includes Trunk Club clubhouses, Jeffrey boutiques and Last Chance stores.

The following table lists our U.S. and Canada retail store count and facility square footage by state/province as of January 28, 2017:

Retail stores by channel	Nordstrom Full-Line Stores - U.S. and Canada		Nordstrom Rack and Other[1]		Total
State/Province	Count	Square Footage (000’s)	Count	Square Footage (000’s)	Count	Square Footage (000’s)
U.S.
Alabama	—	—	1	35	1	35
Alaska	1	97	1	35	2	132
Arizona	2	384	8	287	10	671
California[2]	31	5,328	50	1,865	81	7,193
Colorado	3	559	6	213	9	772
Connecticut	1	189	1	36	2	225
Delaware	1	127	1	32	2	159
Florida[2]	9	1,389	15	519	24	1,908
Georgia	2	383	5	165	7	548
Hawaii	1	195	2	78	3	273
Idaho	—	—	1	37	1	37
Illinois	4	947	14	524	18	1,471
Indiana	1	134	1	35	2	169
Iowa	—	—	1	35	1	35
Kansas	1	219	1	35	2	254
Kentucky	—	—	1	33	1	33
Louisiana	—	—	3	90	3	90
Maine	—	—	1	30	1	30
Maryland	4	765	4	156	8	921
Massachusetts	4	595	8	275	12	870
Michigan	3	552	5	178	8	730
Minnesota	2	380	3	108	5	488
Missouri	2	342	2	69	4	411
Nevada	1	207	3	101	4	308
New Jersey	5	991	7	248	12	1,239
New Mexico	—	—	1	34	1	34
New York	2	460	13	426	15	886
North Carolina	2	300	2	74	4	374
Ohio	3	549	6	224	9	773
Oklahoma	—	—	2	67	2	67
Oregon	4	555	5	190	9	745
Pennsylvania	2	381	6	214	8	595
Puerto Rico	1	143	—	—	1	143
Rhode Island	1	206	1	38	2	244
South Carolina	—	—	4	104	4	104
Tennessee	1	145	1	36	2	181
Texas[2]	9	1,562	16	540	25	2,102
Utah	2	277	4	126	6	403
Virginia	5	894	7	268	12	1,162
Washington	7	1,392	7	276	14	1,668
Washington D.C.	—	—	4	120	4	120
Wisconsin	1	150	2	67	3	217
Canada
Alberta	1	142	—	—	1	142
British Columbia	1	231	—	—	1	231
Ontario	3	599	—	—	3	599
Total	123	21,769	226	8,023	349	29,792
1 Other includes seven Trunk Club clubhouses, two Jeffrey boutiques and two Last Chance stores.
2 California, Texas and Florida had the highest square footage, with a combined 11,203 square feet, representing 38% of the total Company square footage.

Nordstrom, Inc. and subsidiaries 13

Our headquarters are located in Seattle, Washington, where our offices consist of both leased and owned space. We also lease a facility in Centennial, Colorado.
For use by our Retail segment, we have:

•	six owned merchandise distribution centers (Portland, Oregon; Dubuque, Iowa; Ontario, California; Newark, California; Upper Marlboro, Maryland and Gainesville, Florida),

•	two owned fulfillment centers (Cedar Rapids, Iowa and Elizabethtown, Pennsylvania),

•	one leased fulfillment center (San Bernardino, California) and

•	three leased administrative offices (Chicago, Illinois; Los Angeles, California and New York City, New York).
For use by our Credit segment, we have:

•	two leased office buildings (Centennial, Colorado and Scottsdale, Arizona).
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
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
MARKET, SHAREHOLDER AND DIVIDEND INFORMATION
Our common stock, without par value, is traded on the New York Stock Exchange under the symbol “JWN.” The approximate number of holders of common stock as of March 7, 2017 was 219,000 based upon the number of registered and beneficial shareholders and the number of employee shareholders in the Nordstrom 401(k) Plan. On this date we had 166,851,252 shares of common stock outstanding.
The high and low prices of our common stock and dividends declared for each quarter of 2016 and 2015 are presented in the table below:

	Common Stock Price
	2016		2015		Dividends per Share
	High	Low	High	Low	2016	2015
1st Quarter	$59.37	$46.65	$83.16	$74.51	$0.37	$0.37
2nd Quarter	$51.74	$35.01	$80.23	$72.01	$0.37	$0.37
3rd Quarter	$55.23	$39.05	$79.98	$63.73	$0.37	$5.22
4th Quarter	$62.82	$42.32	$67.27	$44.49	$0.37	$0.37
Full Year	$62.82	$35.01	$83.16	$44.49	$1.48	$6.33
SHARE REPURCHASES
Dollar and share amounts in millions, except per share amounts
The following is a summary of our fourth quarter share repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 2016 (October 30, 2016 to November 26, 2016)	0.2	$51.11	0.2	$708
December 2016 (November 27, 2016 to December 31, 2016)	1.6	$50.71	1.6	$629
January 2017 (January 1, 2017 to January 28, 2017)	2.2	$45.20	2.2	$529
Total	4.0	$47.99	4.0
Our October 1, 2015 Board authorized share repurchase program, which had $529 of remaining capacity as of January 28, 2017, expired on March 1, 2017. There was $409 of unused capacity upon program expiration. In February 2017, our Board of Directors authorized an additional program to repurchase up to $500 of our outstanding common stock, through August 31, 2018. The actual number, price, manner and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable SEC rules.

Nordstrom, Inc. and subsidiaries 15

STOCK PRICE PERFORMANCE
The following graph compares the cumulative total return of Nordstrom common stock, Standard & Poor’s Retail Index (“S&P Retail”) and Standard & Poor’s 500 Index (“S&P 500”) for each of the last five fiscal years, ending January 28, 2017. The Retail Index is composed of 33 retail companies, including Nordstrom, representing an industry group of the S&P 500. The following graph assumes an initial investment of $100 each in Nordstrom common stock, the S&P Retail and the S&P 500 on January 28, 2012 and assumes reinvestment of dividends.

End of fiscal year	2011	2012	2013	2014	2015	2016
Nordstrom common stock	100	116	123	166	118	106
Standard & Poor’s Retail Index	100	127	159	196	227	269
Standard & Poor’s 500 Index	100	118	141	165	162	196

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

Fiscal year	2016	2015	2014	2013	2012
Earnings Results
Net sales	$14,498	$14,095	$13,110	$12,166	$11,762
Credit card revenues, net[1]	259	342	396	374	372
Gross profit	5,058	4,927	4,704	4,429	4,330
Selling, general and administrative (“SG&A”) expenses	(4,315)	(4,168)	(3,777)	(3,453)	(3,357)
Earnings before interest and income taxes (“EBIT”)	805	1,101	1,323	1,350	1,345
Net earnings	354	600	720	734	735

Balance Sheet and Cash Flow Data
Cash and cash equivalents	$1,007	$595	$827	$1,194	$1,285
Merchandise inventories	1,896	1,945	1,733	1,531	1,360
Land, property and equipment, net	3,897	3,735	3,340	2,949	2,579
Total assets[1]	7,858	7,698	9,245	8,574	8,089
Total long-term debt[1]	2,774	2,805	3,131	3,113	3,131
Cash flow from operations[1]	1,648	2,451	1,220	1,320	1,110
Capital expenditures	846	1,082	861	803	513

Performance Metrics
Comparable sales (decrease) increase	(0.4%)	2.7%	4.0%	2.5%	7.3%
Gross profit % of net sales	34.9%	35.0%	35.9%	36.4%	36.8%
SG&A % of net sales	29.8%	29.6%	28.8%	28.4%	28.5%
EBIT % of net sales	5.6%	7.8%	10.1%	11.1%	11.4%
Capital expenditures % of net sales	5.8%	7.7%	6.6%	6.6%	4.4%
Return on assets	4.5%	6.6%	8.1%	8.7%	8.9%
Return on invested capital (“ROIC”)[2]	8.4%	10.7%	12.6%	13.6%	13.9%
Sales per square foot	$498	$507	$493	$474	$470
4-wall sales per square foot	$392	$410	$413	$408	$417
Inventory turnover rate	4.53	4.54	4.67	5.07	5.37

Per Share Information
Earnings per diluted share	$2.02	$3.15	$3.72	$3.71	$3.56
Dividends declared per share[1]	1.48	6.33	1.32	1.20	1.08

Store Information (at year-end)
Nordstrom full-line stores - U.S. and Canada	123	121	117	117	117
Nordstrom Rack and other[3]	226	202	175	143	123
Total square footage	29,792,000	28,610,000	27,061,000	26,017,000	25,290,000
1 Amounts were impacted by the October 1, 2015 credit card receivable transaction. For further information regarding these impacts, see Note 2: Credit Card Receivable Transaction and Note 11: Shareholders’ Equity in Item 8.
2 See ROIC (Non-GAAP financial measure) in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information and reconciliation to the most directly comparable GAAP financial measure.
3 Other includes Trunk Club clubhouses, Jeffrey boutiques and Last Chance stores.

Nordstrom, Inc. and subsidiaries 17

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Dollar, share and square footage amounts in millions except percentages, per share and per square foot amounts
OVERVIEW
Nordstrom is a leading fashion specialty retailer offering apparel, shoes, cosmetics and accessories for women, men, young adults and children. We offer an extensive selection of high-quality brand-name and private label merchandise through our various channels, including Nordstrom U.S. and Canada full-line stores, Nordstrom.com, Nordstrom Rack stores, Nordstromrack.com/HauteLook, Trunk Club clubhouses and TrunkClub.com, Jeffrey boutiques and Last Chance clearance stores. As of January 28, 2017, our stores are located in 40 states throughout the United States and in three provinces in Canada. Our customers can participate in our Nordstrom Rewards loyalty program which allows them to earn points based on their level of spending. We also offer our customers a variety of payment products and services, including credit and debit cards.
Our 2016 earnings per diluted share of $2.02, which included a goodwill impairment charge of $1.12, exceeded our outlook of $1.70 to $1.80. Our results were driven by continued operational efficiencies in inventory and expense execution and demonstrated our team’s speed and agility in responding to changes in business conditions. We reached record sales of $14.5 billion for the year, reflecting a net sales increase of 2.9% and comparable sales decrease of 0.4% primarily driven by full-line stores. We achieved the following milestones in multiple growth areas:

•	Our expansion into Canada where we currently have five full-line stores, including two that opened last fall, contributed total sales of $300 in 2016.

•	Nordstrom.com sales reached over $2.5 billion, representing approximately 25% of full-price sales.

•
Our off-price business reached $4.5 billion, with growth mainly driven by our online net sales increase of 32% and 21 new store openings. Off-price continues to be our largest source of new customers, gaining approximately 6 million in 2016.

•
Our expanded Nordstrom Rewards program, which launched in the second quarter, drove a strong customer response with 3.7 million customers joining through our non-tender offer. We ended the year with a total of 7.8 million active Nordstrom Rewards customers.

•	Our working capital improvements contributed to the $1.6 billion in operating cash flow and $0.6 billion in free cash flow.
From a merchandising perspective, we strive to offer a curated selection of the best brands. As we look for new opportunities through our vendor partnerships, we will continue to be strategic and pursue partnerships that are similar to our portfolio and maintain relevance with our customers by delivering newness. Our strategies around product differentiation include our ongoing efforts to grow limited distribution brands such as Ivy Park, J.Crew and Good American, in addition to our Nordstrom exclusive offering.
In 2016, we made focused efforts to improve our productivity, particularly around our technology, supply chain and marketing. In technology, we increased the productivity of delivering features to enhance the customer experience. In supply chain, we focused on overall profitability by reducing split shipments and editing out less profitable items online. In marketing, we strengthened our capabilities around digital engagement so that we reach customers in a more efficient and cost-effective manner. Through these efforts, we made significant progress in improving operational efficiencies, reflected by moderated expense growth of 10% in these three key areas, relative to an annual average of 20% over the past five years.
With customer expectations changing faster than ever, it is important that we remain focused on the customer. Moving forward, we believe our strategies give us a platform for enhanced capabilities to better serve customers and increase market share. Our obsession with our customers keeps us focused on speed, convenience and personalization. We have good momentum in place and will continue to make changes to ensure we are best serving customers and improving our business now and into the future.

RESULTS OF OPERATIONS
Our reportable segments are Retail and Credit. We analyze our results of operations through earnings before interest and income taxes for our Retail Business and Credit, while interest expense, income taxes and earnings per share are discussed on a total Company basis.
RETAIL BUSINESS
Our Retail Business includes our Nordstrom U.S. and Canada full-line stores, Nordstrom.com, Nordstrom Rack stores, Nordstromrack.com/HauteLook, Trunk Club, Jeffrey boutiques and Last Chance clearance stores. For purposes of discussion and analysis of our results of operations of our Retail Business, we combine our Retail segment results with revenues and expenses in the “Corporate/Other” column of Note 15: Segment Reporting in Item 8 (collectively, the “Retail Business”).
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

•
4-wall Sales Per Square Foot – sales for Nordstrom U.S. and Canada full-line stores, Nordstrom Rack stores, Trunk Club clubhouses, Jeffrey boutiques and Last Chance clearance stores divided by their weighted-average square footage.

Summary
The following table summarizes the results of our Retail Business:

Fiscal year	2016		2015		2014
	Amount	% of net sales[1]	Amount	% of net sales[1]	Amount	% of net sales[1]
Net sales	$14,498	100.0%	$14,095	100.0%	$13,110	100.0%
Cost of sales and related buying and occupancy costs	(9,434)	(65.1%)	(9,161)	(65.0%)	(8,401)	(64.1%)
Gross profit	5,064	34.9%	4,934	35.0%	4,709	35.9%
Selling, general and administrative expenses	(4,159)	(28.7%)	(4,016)	(28.5%)	(3,588)	(27.4%)
Goodwill impairment	(197)	(1.4%)	—	—	—	—
Earnings before interest and income taxes	$708	4.9%	$918	6.5%	$1,121	8.6%
1 Subtotals and totals may not foot due to rounding.

Nordstrom, Inc. and subsidiaries 19

Retail Business Net Sales
In our ongoing effort to enhance the customer experience, we are focused on providing customers with a seamless experience across our channels. While our customers may engage with us through multiple channels, we know they value the overall Nordstrom brand experience and view us simply as Nordstrom, which is ultimately how we view our business. The following is a summary of our net sales by channel for our Retail Business:

Fiscal year	2016	2015	2014
Net sales by channel:
Nordstrom full-line stores - U.S.	$7,186	$7,633	$7,682
Nordstrom.com	2,519	2,300	1,996
Full-price	9,705	9,933	9,678

Nordstrom Rack	3,809	3,533	3,215
Nordstromrack.com/HauteLook	700	532	360
Off-price	4,509	4,065	3,575

Other retail[1]	554	378	116
Retail segment	14,768	14,376	13,369
Corporate/Other	(270)	(281)	(259)
Total net sales	$14,498	$14,095	$13,110

Net sales increase	2.9%	7.5%	7.8%

Comparable sales increase (decrease) by channel:
Nordstrom full-line stores - U.S.	(6.4%)	(1.1%)	(0.5%)
Nordstrom.com	9.5%	15.2%	23.1%
Full-price	(2.7%)	2.3%	3.6%
Nordstrom Rack	0.2%	(1.0%)	3.8%
Nordstromrack.com/HauteLook	31.7%	47.4%	22.1%
Off-price	4.5%	4.3%	5.7%
Total Company	(0.4%)	2.7%	4.0%

Sales per square foot:
Total sales per square foot	$498	$507	$493
4-wall sales per square foot	392	410	413
Full-line sales per square foot - U.S.	346	370	371
Nordstrom Rack sales per square foot	507	523	552
1 Other retail includes Nordstrom Canada full-line stores, Trunk Club and Jeffrey boutiques.
Net Sales (2016 vs. 2015)
In 2016, total Company net sales increased 2.9%, while comparable sales decreased 0.4%. During the year, we opened three Nordstrom full-line stores, including two in Canada, and 21 Nordstrom Rack stores.
Full-price net sales, which consist of the U.S. full-line and Nordstrom.com channels, decreased 2.3% compared with 2015, while comparable sales decreased 2.7%. Also on a comparable basis, full-price sales reflected a decrease in the total number of items sold, partially offset by an increase in the average selling price per item sold. The top-performing merchandise category was Beauty. The West was the top-performing geographic region.
Off-price net sales, which consists of Nordstrom Rack and Nordstromrack.com/HauteLook channels, increased 10.9%, compared with 2015 and comparable sales increased 4.5%. Nordstromrack.com/HauteLook had a comparable sales increase of 31.7% and now represents over 15% of off-price sales. Nordstrom Rack net sales increased 7.8%, primarily attributable to 21 new store openings in 2016. On a comparable basis, the total number of items sold increased at Nordstrom Rack, partially offset by a decrease in the average selling price per item sold. Kids was the top-performing merchandise category, and the East was the top-performing geographic region.

Net Sales (2015 vs. 2014)
In 2015, total Company net sales increased 7.5%, while comparable sales increased 2.7%. During the year, we opened five Nordstrom full-line stores, including two in Canada, and 27 Nordstrom Rack stores.
Full-price net sales increased 2.6% compared with 2014, while on a comparable basis, sales increased 2.3%. These increases reflected continued momentum in our Nordstrom.com channel, which increased 15%. Also on a comparable basis, the total number of items sold and the average selling price per item sold increased. The top-performing merchandise categories included Beauty and Women’s Apparel. The Northwest was the top-performing U.S. full-line store geographic region.
Off-price net sales increased 13.7%, compared with 2014, while on a comparable basis, sales increased 4.3%. Nordstromrack.com/HauteLook experienced outsized growth, with a net sales increase of 47%. Nordstrom Rack net sales increased 9.9%, attributable to new store openings. On a comparable basis, the average retail price per item sold increased at Nordstrom Rack, offset by a decrease in the total number of items sold. Shoes and Beauty were the top-performing merchandise categories and the South was the top-performing geographic region.
Retail Business Gross Profit
The following table summarizes the Retail Business gross profit (“Retail GP”):

Fiscal year	2016	2015	2014
Retail gross profit	$5,064	$4,934	$4,709
Retail gross profit as a % of net sales	34.9%	35.0%	35.9%
Ending inventory per square foot	$63.64	$67.97	$64.05
Inventory turnover rate	4.53	4.54	4.67
Gross Profit (2016 vs. 2015)
Our Retail GP rate was relatively flat compared with 2015, reflecting higher occupancy costs associated with Nordstrom Rack and Canada store growth, in addition to increased markdowns in the first half of the year to realign inventory to sales trends. This was offset by strong inventory execution during the remainder of the year and reduced competitive markdowns. Our ending inventory per square foot decrease of 6.4% in 2016 reflected this strong inventory execution.
Gross Profit (2015 vs. 2014)
Our Retail GP rate decreased 92 basis points compared with 2014 primarily due to higher cost of sales driven by increased markdowns from lower than planned sales and in response to an elevated promotional environment during the second half of the year. Retail GP increased $225 in 2015 compared with 2014 due to an increase in net sales, partially offset by increased markdowns.
Our inventory turnover rate decreased to 4.54 in 2015 due to softer sales trends experienced during the second half of the year. Our ending inventory per square foot increased 6.1% in 2015, which outpaced our sales per square foot increase of 2.9%. The growth of our online channels contributed to increases in inventory without corresponding increases in square footage.
Retail Business Selling, General and Administrative Expenses
Retail Business selling, general and administrative expenses (“Retail SG&A”) are summarized in the following table:

Fiscal year	2016	2015	2014
Selling, general and administrative expenses	$4,159	$4,016	$3,588
Selling, general and administrative expenses as a % of net sales	28.7%	28.5%	27.4%
Selling, General and Administrative Expenses (2016 vs. 2015)
Our Retail SG&A rate increased 19 basis points in 2016 and increased $143 compared with 2015 primarily due to technology and fulfillment expenses.
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
Retail Business Goodwill Impairment
We recognized a goodwill impairment charge of $197 in 2016 related to Trunk Club (see Note 8: Fair Value Measurements in Item 8).

Nordstrom, Inc. and subsidiaries 21

CREDIT SEGMENT
The Nordstrom credit and debit card products are designed to strengthen customer relationships and grow retail sales by providing loyalty benefits, valuable services and payment products. We believe our credit business allows us to build deeper relationships with our customers by fully integrating the Nordstrom Rewards program with our retail business and providing better service, which in turn fosters greater customer loyalty. Nordstrom cardholders tend to visit our stores more frequently and spend more than non-cardholders. Nordstrom private label credit and debit cards can be used at all of our U.S. retail channels, while Nordstrom Visa credit cards also may be used for purchases outside of Nordstrom (“outside volume”).
In October 2015, we completed the sale of a substantial majority of our U.S. Visa and private label credit card portfolio to TD (see Note 2: Credit Card Receivable Transaction in Item 8).
Summary
The table below provides a detailed view of the operational results of our Credit segment, consistent with Note 15: Segment Reporting in Item 8:

Fiscal year	2016	2015	2014
Credit card revenues, net	$259	$342	$396
Credit expenses	(162)	(159)	(194)
Earnings before interest and income taxes	97	183	202
Interest expense[1]	—	(13)	(18)
Earnings before income taxes	$97	$170	$184

Credit and debit card volume[2]:
Outside	$4,160	$4,309	$4,331
Inside	5,858	5,953	5,475
Total volume	$10,018	$10,262	$9,806
1 Prior to the credit card receivable transaction on October 1, 2015, interest expense was allocated to the Credit segment as if it carried debt of up to 80% of the credit card receivables.
2 Volume represents sales on the total portfolio plus applicable taxes.
Credit Card Revenues, net
The following is a summary of our credit card revenues, net:

Fiscal year	2016	2015	2014
Finance charge revenue	$6	$173	$253
Interchange fees	5	61	89
Late fees and other revenue	2	44	54
Credit program revenues, net	246	64	—
Total credit card revenues, net	$259	$342	$396
Following the close of the credit card receivable transaction and pursuant to the program agreement with TD, we receive our portion of the ongoing credit card revenue, net of credit losses, from both the sold and newly generated credit card receivables, which is recorded in credit program revenues, net. Asset amortization and deferred revenue recognition associated with the assets and liabilities recorded as part of the transaction are also recorded in credit program revenues, net. Revenue earned under the program agreement is impacted by the credit quality of receivables, both owned and serviced, and factors such as deteriorating economic conditions, declining creditworthiness of cardholders and the success of account management and collection activities may heighten the risk of credit losses.
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
Credit Card Revenues, net decreased $83 in 2016 and $54 in 2015 due to the credit card receivable transaction and the new program agreement.

Credit Expenses
Credit expenses consist of operational, bad debt and occupancy expenses. Credit expenses in 2016 were relatively flat compared with 2015 as there was a $64 gain partially offset by $32 of expenses incurred in 2015 associated with the credit card receivable transaction. Excluding the net impact of these items, credit expenses decreased $29 in 2016 primarily due to the decrease in bad debt expense since the sale of the credit card receivables in October of 2015.
TOTAL COMPANY RESULTS
Interest Expense, Net
Interest expense is summarized in the following table:

Fiscal year	2016	2015	2014
Interest on long-term debt and short-term borrowings	$147	$153	$156
Less:
Interest income	(1)	—	(1)
Capitalized interest	(25)	(28)	(17)
Interest expense, net	$121	$125	$138
Interest Expense, Net (2016 vs. 2015)
Interest expense, net decreased $4 in 2016 compared with 2015 primarily due to the defeasance of our $325 Series 2011-1 Class A Notes in the third quarter of 2015.
Interest Expense, Net (2015 vs. 2014)
Interest expense, net decreased $13 in 2015 compared with 2014 due to an increase in capitalized interest resulting from planned capital investments related to technology, our Manhattan store and Nordstrom Rack and Canada store openings in 2015.
Income Tax Expense
Income tax expense is summarized in the following table:

Fiscal year	2016	2015	2014
Income tax expense	$330	$376	$465
Effective tax rate	48.2%	38.6%	39.2%
The following table illustrates the components of our effective tax rate:

Fiscal year	2016	2015	2014
Statutory rate	35.0%	35.0%	35.0%
Goodwill impairment	10.1%	—	—
State and local income taxes, net of federal income taxes	5.1%	4.1%	3.8%
Non-deductible acquisition-related items	0.6%	0.4%	0.9%
Federal credits	(0.6%)	(0.6%)	(0.2%)
Other, net	(2.0%)	(0.3%)	(0.3%)
Effective tax rate	48.2%	38.6%	39.2%
Income Tax Expense (2016 vs. 2015)
The increase in the effective tax rate for 2016 compared with 2015 was primarily due to the non-deductible goodwill impairment charge of $197 related to Trunk Club (see Note 8: Fair Value Measurements in Item 8). Excluding the impact of the Trunk Club goodwill impairment, our effective tax rate for 2016 would have decreased approximately 1% compared with the prior year primarily due to an increase in nontaxable income.
Income Tax Expense (2015 vs. 2014)
The decrease in the effective tax rate for 2015 compared with 2014 was primarily due to a decrease in non-deductible acquisition-related items and the benefit of income tax credits in 2015.

Nordstrom, Inc. and subsidiaries 23

Earnings Per Share
Earnings per share is as follows:

Fiscal year	2016	2015	2014
Basic	$2.05	$3.22	$3.79
Diluted:
Actual	$2.02	$3.15	$3.72
Adjusted[1]	$3.14	N/A	N/A
1 A reconciliation of adjusted earnings per share, a non-GAAP financial measure, to the closest GAAP measure is included on page 25.
Earnings Per Diluted Share (2016 vs. 2015)
The decrease in diluted earnings per share (“EPS”) for 2016 compared with 2015 was primarily due to the goodwill impairment charge of $197 related to Trunk Club. Excluding the goodwill impairment charge, adjusted earnings per diluted share compared with actual EPS for 2015 was relatively flat due to higher technology and fulfillment costs supporting multi-channel growth, offset by a decrease in shares outstanding as a result of share repurchases during the year.
Earnings Per Diluted Share (2015 vs. 2014)
The decrease in EPS for 2015 compared with 2014 was primarily due to lower Retail Business earnings before interest and income taxes. This decrease was partially offset by a decrease in weighted average shares outstanding resulting from an increase in share repurchases.
Fourth Quarter Results
The following are our results for the fourth quarters of 2016 and 2015:

Quarter ended	January 28, 2017	January 30, 2016
Net sales	$4,243	$4,143
Credit card revenues, net	73	51
Gross profit	1,523	1,443
Gross profit (% of net sales)	35.9%	34.8%
Retail SG&A expenses	(1,134)	(1,136)
Retail SG&A expenses (% of net sales)	(26.7%)	(27.4%)
Credit expenses	(42)	(36)
Net earnings	201	180
EPS (diluted)	$1.15	$1.00
Net Sales
Total Company net sales increased 2.4% in the fourth quarter of 2016, compared with the same period in 2015, while comparable sales decreased 0.9%.
Full-price net sales decreased 2.8% for the quarter ended January 28, 2017, compared with the same period in 2015, while comparable sales decreased 2.9%. Also on a comparable basis for the quarter, full-price sales reflected a decrease in the number of items sold, partially offset by an increase in the average selling price per item sold. For the fourth quarter, the top-performing merchandise categories were Women’s Apparel and Beauty, and the East was the top-performing geographic region.
Off-price net sales increased 10.7% for the quarter ended January 28, 2017, compared with the same period in 2015, while comparable sales increased 4.3%. Nordstrom Rack net sales increased 7.4% attributable to 21 new store openings since the end of 2015. On a comparable basis, the number of items sold increased at Nordstrom Rack, partially offset by a decrease in the average selling price per item sold. Kids was the top-performing merchandise category and the East was the top-performing geographic region for the quarter ended January 28, 2017.
Credit Card Revenues, net
Credit card revenues, net increased $22 for the quarter, compared with the same period in the prior year, primarily due to higher amortization of the beneficial interest asset in the fourth quarter of 2015.
Gross Profit
Our total Company gross profit rate increased 106 basis points compared with the same period in 2015, reflecting strong inventory execution in addition to reduced competitive markdowns. Inventory declined 2.5%, which reflected a positive spread of 5 percentage points relative to sales growth.

Retail Selling, General and Administrative Expenses
Our Retail SG&A rate decreased 67 basis points primarily due to asset impairment charges occurring in the fourth quarter of 2015 and a non-operational legal settlement gain of $22 in 2016. This was partially offset by performance-related costs associated with company performance.
Credit Expenses
In the fourth quarter of 2016, total credit expenses increased $6 compared with the fourth quarter of 2015, driven primarily by increased credit card settlement fees and labor.
For further information on our quarterly results in 2016 and 2015, refer to Note 16: Selected Quarterly Data in Item 8.
Adjusted Earnings and Adjusted Earnings Per Share (Non-GAAP financial measures)
We believe that Adjusted Earnings and Adjusted Earnings Per Share provide useful information to investors in evaluating our business performance for the quarter and year ended January 28, 2017. The effect of excluding certain items from net earnings provides management and shareholders an alternative measure to use in evaluating our business performance period over period.
Adjusted Earnings and Adjusted Earnings Per Share are not measures of financial performance under generally accepted accounting principles (“GAAP”) and should be considered in addition to, and not as a substitute for, net earnings, earnings per share and diluted earnings per share or other financial measures prepared in accordance with GAAP. Our method of determining non-GAAP financial measures may differ from other companies’ financial measures and therefore may not be comparable to methods used by other companies. The financial measures calculated under GAAP which are most directly comparable to Adjusted Earnings and Adjusted Earnings Per Share are net earnings and diluted earnings per share, which are reconciled below:

	Quarter Ended January 28, 2017		Year Ended January 28, 2017
	Amount	Amount Per Share	Amount	Amount Per Share
Net earnings	$201	$1.15	$354	$2.02
Trunk Club goodwill impairment	—	—	197	1.12
Tax effect of non-deductible charges in interim period[1]	39	0.22	—	—
Adjusted Earnings	$240	$1.37	$551	$3.14
1 The effect of taxes on the adjustments used to arrive at Adjusted Earnings is calculated based on applying the estimated annual effective tax rate to Adjusted Earnings plus other tax items for each interim period and is a result of the non-deductible goodwill impairment charge in the third quarter of 2016.
2017 Outlook
Our expectations for 2017, which include the impact of the 53rd week, are as follows:

Net sales (percent)	3 to 4 increase
Comparable sales (percent)	Approximately flat
Retail EBIT	$780 to $840 million
Credit EBIT	Approximately $135 million
Earnings per diluted share (excluding the impact of any future share repurchase)	$2.75 to $3.00
The 53rd week is estimated to add approximately $200 million to total sales and is not included in comparable sales calculations.

Nordstrom, Inc. and subsidiaries 25

Return on Invested Capital (“ROIC”) (Non-GAAP financial measure)
We believe ROIC is a useful financial measure for investors in evaluating the efficiency and effectiveness of our use of capital and believe ROIC is an important component of shareholders’ return over the long term. In addition, we incorporate ROIC in our executive incentive compensation measures. For the 12 fiscal months ended January 28, 2017, our ROIC decreased compared with the 12 fiscal months ended January 30, 2016, primarily due to reduced earnings largely impacted by the Trunk Club goodwill impairment (see Note 8: Fair Value Measurements in Item 8). The Trunk Club goodwill impairment had a negative impact on ROIC of 3.3%.
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

	12 Fiscal Months Ended
	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013
Net earnings	$354	$600	$720	$734	$735
Add: income tax expense	330	376	465	455	450
Add: interest expense	122	125	139	162	162
Earnings before interest and income tax expense	806	1,101	1,324	1,351	1,347

Add: rent expense	202	176	137	125	105
Less: estimated depreciation on capitalized operating leases[1]	(108)	(94)	(74)	(67)	(56)
Net operating profit	900	1,183	1,387	1,409	1,396

Less: estimated income tax expense	(416)	(456)	(544)	(539)	(530)
Net operating profit after tax	$484	$727	$843	$870	$866

Average total assets	$7,917	$9,076	$8,860	$8,398	$8,274
Less: average non-interest-bearing current liabilities[2]	(3,012)	(2,993)	(2,730)	(2,430)	(2,262)
Less: average deferred property incentives and deferred rent liability[2]	(644)	(548)	(502)	(489)	(494)
Add: average estimated asset base of capitalized operating leases[3]	1,512	1,236	1,058	929	724
Average invested capital	$5,773	$6,771	$6,686	$6,408	$6,242

Return on assets	4.5%	6.6%	8.1%	8.7%	8.9%
ROIC	8.4%	10.7%	12.6%	13.6%	13.9%
1 Capitalized operating leases is our best estimate of the asset base we would record for our leases that are classified as operating if they had met the criteria for a capital lease or we had purchased the property. Asset base is calculated as described in footnote 3 below.
2 Balances associated with our deferred rent liability have been classified as long-term liabilities in the current period.
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
Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments. We believe that as of January 28, 2017, our existing cash and cash equivalents on-hand of $1,007, available credit facilities of $800 and potential future operating cash flows and borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives.
Operating Activities
The majority of our operating cash inflows are derived from sales. We also receive cash payments for property incentives from developers. Our operating cash outflows generally consist of payments to our merchandise vendors (net of vendor allowances), payments to our employees for wages, salaries and other employee benefits and payments to our landlords for rent. Operating cash outflows also include payments for income taxes and interest payments on our short-term and long-term borrowings. Net cash provided by operating activities was $1,648 in 2016, $2,451 in 2015 and $1,220 in 2014.
Net cash provided by operating activities decreased by $803 between 2016 and 2015, primarily due to $1,297 of proceeds in 2015 from the sale of our credit card receivables originated at Nordstrom (see Note 2: Credit Card Receivable Transaction in Item 8). When removing the impact of the sale proceeds, operating cash flows increased from 2015 primarily due to improvements in working capital.
Net cash provided by operating activities increased by $1,231 between 2015 and 2014, primarily due to sale proceeds from the credit card receivable transaction. Also within operating activities, deferred income taxes, net and prepaid expenses and other assets were impacted by a change in an IRS rule regarding repairs of real property.
Investing Activities
Net cash used in investing activities was $791 in 2016, $144 in 2015 and $889 in 2014. The increase in cash used in 2016 compared with 2015 is primarily due to $890 of proceeds in 2015 from the sale of our credit card receivables originated at third parties, partially offset by a decrease in capital expenditures in 2016.
Capital Expenditures
Our capital expenditures over the last three years totaled $2,789, with $846 in 2016, $1,082 in 2015 and $861 in 2014. Capital expenditures decreased in 2016 compared with 2015 due to reduced spend associated with full-line relocations and new full-line stores.
We receive property incentives from our developers, which we view operationally as an offset to our capital expenditures. Developer incentives of $65 in 2016, $156 in 2015 and $110 in 2014 are included in our cash provided by operations in our Consolidated Statements of Cash Flows in Item 8.
Our capital expenditure percentages, net of property incentives, by category are summarized as follows:

Fiscal year	2016	2015	2014
Category and expenditure allocation:
New stores, relocations and remodels	61%	61%	62%
Information technology	28%	33%	35%
Other[1]	11%	6%	3%
Total	100%	100%	100%
1 Other capital expenditures consist of ongoing improvements to our stores in the ordinary course of business and expenditures related to various growth initiatives.
Net capital expenditures in 2016, as well as over the next five years, are primarily focused in the areas of investment in new stores, including continued expansion into new markets such as Canada and Manhattan, and remodels of existing full-line stores.

Nordstrom, Inc. and subsidiaries 27

The following table summarizes our store count and square footage activity:

	Store count			Square footage
Fiscal year	2016	2015	2014	2016	2015	2014
Total, beginning of year	323	292	260	28.6	27.1	26.0
Store openings[1]:
Nordstrom full-line stores - U.S. and Canada	3	5	3	0.6	0.8	0.4
Nordstrom Rack and other stores[2]	24	27	28	0.8	0.9	1.1
Stores acquired	—	—	4	—	—	—
Stores closed	(1)	(1)	(3)	(0.2)	(0.2)	(0.4)
Total, end of year	349	323	292	29.8	28.6	27.1
1 Square footage includes adjustments due to store relocations and remodels.
2 Other includes Trunk Club clubhouses, Jeffrey boutiques and Last Chance stores.
We had three store relocations in 2016, compared with one relocation in 2015 and no relocations in 2014. To date in 2017, we have opened one Nordstrom Rack store and plan to open 15 additional Nordstrom Rack stores and one Nordstrom full-line store in Canada during the remainder of the year. Planned net store openings are expected to increase our retail square footage by approximately 2%.
Our capital expenditures, net of property incentives, over the next five years is expected to be approximately $3,400, compared with $3,600 over the previous five years. Early in 2016, we completed a review of our five-year capital plan which resulted in reduced spend primarily related to new stores and remodels. Although we plan our spending in 2017 to be relatively flat compared with 2016, we expect reduction in the following years.
Financing Activities
Net cash used in financing activities was $445 in 2016 compared with $2,539 in 2015 and $698 in 2014. Our financing activities include our borrowing activity, payment of dividends and repurchases of common stock.
Borrowing Activity
In 2015, as a condition of closing the credit card receivable transaction, we defeased $325 in secured Series 2011-1 Class A Notes in order to provide the receivables to TD free and clear.
On March 9, 2017, we issued $350 aggregate principal amount of 4.00% senior unsecured notes due March 2027 and $300 aggregate principal amount of 5.00% senior unsecured notes due January 2044 (the “2044 Notes”). The 2044 Notes will be a further issuance of, and will be fully fungible, rank equally in right of payment and form a single series with, our outstanding 5.00% senior unsecured notes due 2044. With the proceeds of these new notes, we plan to retire our $650 senior unsecured notes that are due January 2018 (see Note 7: Debt and Credit Facilities in Item 8).
Dividends
In 2016, we paid dividends of $256, or $1.48 per share, compared with $1,185, or $6.33 per share, in 2015 and $251, or $1.32 per share, in 2014. Dividends paid in 2015 included a special cash dividend of $905, or $4.85 per share, in addition to our quarterly dividends totaling $1.48 per share. The special dividend was authorized by our Board of Directors on October 1, 2015 and was paid using proceeds from the sale of our credit card receivables. In determining the amount of dividends to pay, we analyze our dividend payout ratio and dividend yield, while taking into consideration our current and projected operating performance and liquidity. Our dividend payout ratio target range is 30% to 35% and is calculated as our dividend payments divided by net earnings.
In February 2017, subsequent to year end, we declared a quarterly dividend of $0.37 per share, which was paid on March 15, 2017.
Share Repurchases
On October 1, 2015, our Board of Directors authorized a program to repurchase up to $1,000 of our outstanding common stock, through March 1, 2017. During 2016, we repurchased 5.9 shares of our common stock for an aggregate purchase price of $282.
Our October 1, 2015 Board authorized share repurchase program, which had $529 of remaining capacity as of January 28, 2017, expired on March 1, 2017. There was $409 of unused capacity upon program expiration. In February 2017, our Board of Directors authorized an additional program to repurchase up to $500 of our outstanding common stock, through August 31, 2018. The actual number, price, manner and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable SEC rules.

Free Cash Flow (Non-GAAP financial measure)
Free Cash Flow is one of our key liquidity measures, and when used in conjunction with GAAP measures, provides investors with a meaningful analysis of our ability to generate cash from our business. For the year ended January 28, 2017, Free Cash Flow decreased to $550 compared with $1,131 for the year ended January 30, 2016, primarily due to proceeds received in 2015 related to the sale of credit card receivables.
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

Fiscal year	2016	2015	2014
Net cash provided by operating activities	$1,648	$2,451	$1,220
Less: capital expenditures	(846)	(1,082)	(861)
Less: cash dividends paid	(256)	(1,185)	(251)
Add: proceeds from sale of credit card receivables originated at third parties	—	890	—
Add (Less): change in credit card receivables originated at third parties	—	34	(8)
Add (Less): change in cash book overdrafts	4	23	(4)
Free Cash Flow	$550	$1,131	$96
Credit Capacity and Commitments
As of January 28, 2017, we had total short-term borrowing capacity of $800 under our senior unsecured revolving credit facility (“revolver”) that expires in April 2020. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes. We have the option to increase the revolving commitment by up to $200, to a total of $1,000, provided that we obtain written consent from the lenders.
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
As of January 28, 2017, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our revolver.
Our wholly owned subsidiary in Puerto Rico maintains a $52 unsecured borrowing facility to support our expansion into that market. The facility expires in November 2018 and borrowings on this facility incur interest based upon the LIBOR plus 1.275% per annum and also incurs a fee based on our unused commitment. As of January 28, 2017, we had $50 outstanding on this facility.
We have a registration statement on file with the SEC using a “shelf” registration process. Under this shelf registration process, we may offer and sell, from time to time, any combination of the securities described in a prospectus to the registration statement, including registered debt, provided we maintain Well-known Seasoned Issuer (“WKSI”) status.
We maintain trade and standby letters of credit to facilitate our international payments. As of January 28, 2017, we have $8 available and $1 outstanding under the trade letter of credit and $15 available and $2 outstanding under the standby letter of credit.
Plans for our Manhattan full-line store, which we currently expect to open in 2019, ultimately include owning a condominium interest in a mixed-use tower and leasing certain nearby properties. As of January 28, 2017, we had approximately $249 of fee interest in land, which is expected to convert to the condominium interest once the store is constructed. We have committed to make future installment payments based on the developer meeting pre-established construction and development milestones. In the event that this project is not completed, the opening may be delayed and we may be subject to future losses or capital commitments in order to complete construction or to monetize our investment in the land.

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
Debt Covenants
The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) leverage ratio of no more than four times (see the following additional discussion of Adjusted Debt to EBITDAR). As of January 28, 2017, we were in compliance with this covenant.

Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our goal is to manage debt levels to maintain an investment-grade credit rating and operate with an efficient capital structure. In evaluating our debt levels, this measure provides a reflection of our credit worthiness that could impact our credit rating and borrowing costs. We also have a debt covenant that requires an adjusted debt to EBITDAR leverage ratio of no more than four times. As of January 28, 2017, our Adjusted Debt to EBITDAR was 2.4, compared with 2.2 as of January 30, 2016. This increase was primarily driven by an increase in our estimated capitalized operating lease liability.
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

	2016[1]	2015[1]
Debt	$2,774	$2,805
Add: estimated capitalized operating lease liability[2]	1,616	1,405
Less: fair value hedge adjustment included in long-term debt	(12)	(24)
Adjusted Debt	$4,378	$4,186

Net earnings	354	600
Add: income tax expense	330	376
Add: interest expense, net	121	125
Earnings before interest and income taxes	805	1,101

Add: depreciation and amortization expenses	645	576
Add: rent expense	202	176
Add: non-cash acquisition-related charges[3]	198	9
EBITDAR	$1,850	$1,862

Debt to Net Earnings	7.8	4.7
Adjusted Debt to EBITDAR	2.4	2.2
1 The components of Adjusted Debt are as of January 28, 2017 and January 30, 2016, while the components of EBITDAR are for the 12 months ended January 28, 2017 and January 30, 2016.
2 Based upon the estimated lease liability as of the end of the period, calculated as the trailing 12 months of rent expense multiplied by eight. The multiple of eight times rent expense is a commonly used method of estimating the debt we would record for our leases that are classified as operating if they had met the criteria for a capital lease or we had purchased the property.
3 Our revolver agreement stipulates that non-cash charges (including goodwill or other impairment charges) related to acquisitions be deducted in determining net earnings for purposes of our debt covenant calculation. As such, the Trunk Club goodwill impairment of $197 (see Note 8: Fair Value Measurements in Item 8) has been added back to arrive at EBITDAR for the 12 months ended January 28, 2017.

Nordstrom, Inc. and subsidiaries 31

Contractual Obligations
The following table summarizes our contractual obligations and the expected effect on our liquidity and cash flows as of January 28, 2017. We expect to fund these commitments primarily with operating cash flows generated in the normal course of business and credit available to us under existing and potential future facilities.

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt	$4,409	$162	$285	$1,172	$2,790
Capital lease obligations	2	1	1	—	—
Operating leases	2,849	277	601	536	1,435
Purchase obligations	1,661	1,466	193	2	—
Other long-term liabilities	353	50	57	41	205
Total	$9,274	$1,956	$1,137	$1,751	$4,430
Included in the required debt repayments disclosed above are estimated total interest payments of $1,569 as of January 28, 2017, payable over the remaining life of the debt.
The capital and operating lease obligations in the table above do not include payments for operating expenses that are required by most of our lease agreements. Such expenses, which include common area charges, real estate taxes and other executory costs, totaled $112 in 2016, $97 in 2015 and $88 in 2014. In addition, some of our leases require additional rental payments based on a percentage of our sales, referred to as “percentage rent.” Percentage rent, which is also excluded from the obligations in the table above, was $12 in 2016, $13 in 2015 and $14 in 2014.
Purchase obligations primarily consist of purchase orders for unreceived goods or services and capital expenditure commitments, including our Manhattan store.
Other long-term liabilities consist of workers’ compensation and other liability insurance reserves and postretirement benefits. The payment amounts presented above were estimated based on historical payment trends. Other long-term liabilities not requiring cash payments, such as deferred property incentives and deferred revenue, were excluded from the table above. Also excluded from the table above are unrecognized tax benefits of $34, as we are unable to reasonably estimate the timing of future cash payments, if any, for these liabilities.
Off-Balance Sheet Arrangements
On October 1, 2015, we completed the sale of a substantial majority of our U.S. Visa and private label credit card portfolio to TD (see Note 2: Credit Card Receivable Transaction in Item 8). Pursuant to the program agreement with TD, we offer and administer our loyalty program and perform other account servicing functions. Credit card receivables serviced under this contract are $2,342 as of January 28, 2017. We retained certain accounts receivable subsequent to the sale and the unused credit card capacity available represents an off-balance sheet commitment. As of January 28, 2017, this unfunded commitment was $124.
Other than items noted in the paragraph above, in addition to operating leases entered into in the normal course of business and the development of our Manhattan full-line store, we had no material off-balance sheet arrangements during 2016.
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

Revenue Recognition
We recognize revenue net of estimated returns and excluding sales taxes. Revenue from sales to customers shipped directly from our stores, websites and catalog, which includes shipping revenue when applicable, is recognized upon estimated receipt by the customer. We estimate customer merchandise returns based on historical return patterns and reduce sales and cost of sales accordingly.
Although we believe we have sufficient current and historical knowledge to record reasonable estimates of sales returns, there is a possibility that actual returns could differ from recorded amounts. In the past three years, there were no significant changes in customer return behavior and we have made no material changes to our estimates included in the calculations of our sales return reserve. A 10% change in the sales return reserve would have had a $12 impact on our net earnings for the year ended January 28, 2017.
Merchandise Inventories
Merchandise inventories are generally stated at the lower of cost or market value using the retail inventory method (weighted-average cost). Under the retail method, the valuation of inventories is determined by applying a calculated cost-to-retail ratio to the retail value of ending inventory. The value of our inventory on the balance sheet is then reduced by a charge to cost of sales for retail inventory markdowns taken on the selling floor. To determine if the retail value of our inventory should be marked down, we consider current and anticipated demand, customer preferences, age of the merchandise and fashion trends. Inherent in the retail inventory method are certain management judgments that may affect the ending inventory valuation as well as gross profit.
We reserve for obsolescence based on historical trends and specific identification. Our obsolescence reserve contains uncertainties as the calculations require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends.
We do not believe that the assumptions used in these estimates will change significantly based on prior experience. In the past three years, we have made no material changes to our estimates included in the calculations of the obsolescence reserve. A 10% change in the obsolescence reserve would have had a $3 impact on our net earnings for the year ended January 28, 2017.
Goodwill
We review our goodwill annually for impairment or when circumstances indicate that the carrying value may exceed the fair value. We perform this evaluation at the reporting unit level, comprised of the principal business units within our Retail segment, through the application of a two-step fair value test. The first step compares the carrying value of the reporting unit to its estimated fair value, which is based on the expected present value of future cash flows (income approach), comparable public companies and acquisitions (market approach) or a combination of both. If fair value is lower than the carrying value, then a second step is performed to quantify the amount of the impairment.
As part of our impairment testing, we utilize certain assumptions and apply judgment regarding a number of factors. Significant estimates in the market approach include identifying similar companies and acquisitions with comparable business factors such as size, growth, profitability, risk and return of investment, and assessing comparable earnings or revenue multiples in estimating the fair value of the reporting unit. Assumptions in the income approach include future cash flows for the business, future growth rates and discount rates. Estimates of cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. For Nordstrom.com, Jeffrey and HauteLook, the fair values substantially exceeded carrying values and therefore we had no material goodwill impairment in 2016, 2015 or 2014. A 10% change in the fair value of any of these reporting units would not have had an impact on our net earnings for the year ended January 28, 2017.
We recognized a goodwill impairment charge of $197 for the year ended January 28, 2017 related to Trunk Club, resulting from changes to the long-term operating plan that reflected lower expectations for growth and profitability than previous expectations (see Note 1: Nature of Operations and Summary of Significant Accounting Policies and Note 8: Fair Value Measurements in Item 8). There were no material goodwill impairment charges related to Trunk Club in 2015 or 2014.
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
We estimate the grant date fair value of stock options using the Binomial Lattice option valuation model. Stock-based compensation expense related to the VCP is based on the grant date fair value of the payout scenario we believe is probable using the Black-Scholes valuation model and is recognized on an accelerated basis due to performance criteria and graded vesting features of the plan. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of our common stock on the date of grant, less the estimated present value of dividends over the vesting period. Performance share units granted prior to 2016 are classified as liabilities and revalued using the quoted price of our common stock as of each reporting date. Performance share units granted in 2016 and beyond are classified as equity and the fair value is determined using the Monte-Carlo valuation model.
Calculating the grant date fair value of stock-based awards is based on certain assumptions and requires judgment, including estimating stock price volatility, forfeiture rates, expected life and performance criteria. A 10% change in stock-based compensation expense would have a $6 impact on our net earnings for the year ended January 28, 2017.
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
We regularly evaluate the likelihood of realizing the benefit for income tax positions we have taken in various federal, state and foreign filings by considering all relevant facts, circumstances and information available. If we believe it is more likely than not that our position will be sustained, we recognize a benefit at the largest amount that we believe is cumulatively greater than 50% likely to be realized. Our unrecognized tax benefit was $32 as of January 28, 2017 and $19 as of January 30, 2016. Interest and penalties related to income tax matters are classified as a component of income tax expense.
Income taxes require significant management judgment regarding applicable statutes and their related interpretation, the status of various income tax audits and our particular facts and circumstances. Also, as audits are completed or statutes of limitations lapse, it may be necessary to record adjustments to our taxes payable, deferred taxes, tax reserves or income tax expense. Such adjustments did not materially impact our effective income tax rate in 2016 or 2015.
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
For our long-term debt of $2,774, our exposure to interest rate risk is limited to changes in fair value. As our debt is primarily fixed-rate, changes in interest rates do not significantly impact our cash flows. However, changes in interest rates increase or decrease the fair value of our debt, depending on whether market rates are lower or higher than our fixed rates. As of January 28, 2017, the fair value of our long-term debt was $2,949. See Note 7: Debt and Credit Facilities and Note 8: Fair Value Measurements in Item 8 for additional information.
FOREIGN CURRENCY EXCHANGE RISK
The majority of our revenues, expenses and capital expenditures are transacted in U.S. Dollars. Our U.S. operation periodically enters into merchandise purchase orders denominated in British Pounds or Euros. From time to time, we may use forward contracts to hedge against fluctuations in foreign currency prices. As of January 28, 2017, our outstanding forward contracts did not have a material impact on our Consolidated Financial Statements.
We have five full-line stores in Canada and have announced plans to open one additional full-line store in Canada in 2017. The functional currency of our Canadian operations is the Canadian Dollar. We translate assets and liabilities into U.S. Dollars using the exchange rate in effect at the balance sheet date, while we translate revenues and expenses using a weighted-average exchange rate for the period. We record these translation adjustments as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets in Item 8. Our Canadian operations enter into merchandise purchase orders denominated in U.S. Dollars for approximately one third of its inventory. As sales in Canada are denominated in the Canadian Dollar, gross profit for our Canadian operations can be impacted by foreign currency fluctuations.
In addition, our U.S. operations incur certain expenditures denominated in Canadian Dollars and our Canadian operations incur certain expenditures denominated in U.S. Dollars. This activity results in transaction gains and losses that arise from exchange rate fluctuations and are recorded as gains or losses in the Consolidated Statements of Earnings in Item 8. As of January 28, 2017, activities associated with foreign currency exchange risk have not had a material impact on our Consolidated Financial Statements.

Nordstrom, Inc. and subsidiaries 35

Item 8: Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nordstrom, Inc.
Seattle, Washington
We have audited the accompanying consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the “Company”) as of January 28, 2017 and January 30, 2016, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended January 28, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nordstrom, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 28, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Seattle, Washington
March 20, 2017

Nordstrom, Inc.
Consolidated Statements of Earnings
In millions except per share amounts

Fiscal year	2016	2015	2014
Net sales	$14,498	$14,095	$13,110
Credit card revenues, net	259	342	396
Total revenues	14,757	14,437	13,506
Cost of sales and related buying and occupancy costs	(9,440)	(9,168)	(8,406)
Selling, general and administrative expenses	(4,315)	(4,168)	(3,777)
Goodwill impairment	(197)	—	—
Earnings before interest and income taxes	805	1,101	1,323
Interest expense, net	(121)	(125)	(138)
Earnings before income taxes	684	976	1,185
Income tax expense	(330)	(376)	(465)
Net earnings	$354	$600	$720

Earnings per share:
Basic	$2.05	$3.22	$3.79
Diluted	$2.02	$3.15	$3.72

Weighted-average shares outstanding:
Basic	173.2	186.3	190.0
Diluted	175.6	190.1	193.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
Nordstrom, Inc.
Consolidated Statements of Comprehensive Earnings
In millions

Fiscal year	2016	2015	2014
Net earnings	$354	$600	$720
Postretirement plan adjustments, net of tax of ($1), ($15) and $7	1	24	(11)
Foreign currency translation adjustment	14	(18)	(14)
Comprehensive net earnings	$369	$606	$695
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc. and subsidiaries 37

Nordstrom, Inc.
Consolidated Balance Sheets
In millions

	January 28, 2017	January 30, 2016
Assets
Current assets:
Cash and cash equivalents	$1,007	$595
Accounts receivable, net	199	196
Merchandise inventories	1,896	1,945
Prepaid expenses and other	140	278
Total current assets	3,242	3,014

Land, property and equipment, net	3,897	3,735
Goodwill	238	435
Other assets	481	514
Total assets	$7,858	$7,698

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,340	$1,324
Accrued salaries, wages and related benefits	455	416
Other current liabilities	1,223	1,161
Current portion of long-term debt	11	10
Total current liabilities	3,029	2,911

Long-term debt, net	2,763	2,795
Deferred property incentives, net	521	540
Other liabilities	675	581

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 170.0 and 173.5 shares issued and outstanding	2,707	2,539
Accumulated deficit	(1,794)	(1,610)
Accumulated other comprehensive loss	(43)	(58)
Total shareholders’ equity	870	871
Total liabilities and shareholders’ equity	$7,858	$7,698
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Consolidated Statements of Shareholders’ Equity
In millions except per share amounts

			Retained	Accumulated
			Earnings	Other
	Common Stock		(Accumulated	Comprehensive
	Shares	Amount	Deficit)	Loss	Total
Balance at February 1, 2014	191.2	$1,827	$292	($39)	$2,080
Net earnings	—	—	720	—	720
Other comprehensive loss	—	—	—	(25)	(25)
Dividends ($1.32 per share)	—	—	(251)	—	(251)
Issuance of common stock for Trunk Club acquisition	3.7	280	—	—	280
Issuance of common stock under stock compensation plans	3.6	161	—	—	161
Stock-based compensation	0.5	70	—	—	70
Repurchase of common stock	(8.9)	—	(595)	—	(595)
Balance at January 31, 2015	190.1	2,338	166	(64)	2,440
Net earnings	—	—	600	—	600
Other comprehensive earnings	—	—	—	6	6
Dividends ($1.48 per share)	—	—	(280)	—	(280)
Special dividend related to the sale of credit card receivables ($4.85 per share)	—	—	(905)	—	(905)
Issuance of common stock for Trunk Club acquisition	0.3	23	—	—	23
Issuance of common stock under stock compensation plans	2.0	108	—	—	108
Stock-based compensation	0.2	70	—	—	70
Repurchase of common stock	(19.1)	—	(1,191)	—	(1,191)
Balance at January 30, 2016	173.5	2,539	(1,610)	(58)	871
Net earnings	—	—	354	—	354
Other comprehensive earnings	—	—	—	15	15
Dividends ($1.48 per share)	—	—	(256)	—	(256)
Issuance of common stock under stock compensation plans	2.1	83	—	—	83
Stock-based compensation	0.3	85	—	—	85
Repurchase of common stock	(5.9)	—	(282)	—	(282)
Balance at January 28, 2017	170.0	$2,707	($1,794)	($43)	$870
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc. and subsidiaries 39

Nordstrom, Inc.
Consolidated Statements of Cash Flows
In millions

Fiscal year	2016	2015	2014
Operating Activities
Net earnings	$354	$600	$720
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses	645	576	508
Goodwill impairment	197	—	—
Amortization of deferred property incentives and other, net	(75)	(79)	(76)
Deferred income taxes, net	(15)	142	7
Stock-based compensation expense	91	70	68
Tax (deficiency) benefit from stock-based compensation	(1)	15	20
Excess tax benefit from stock-based compensation	(5)	(15)	(22)
Bad debt expense	—	26	41
Change in operating assets and liabilities:
Accounts receivable	(3)	(56)	(161)
Proceeds from sale of credit card receivables originated at Nordstrom	—	1,297	—
Merchandise inventories	31	(203)	(176)
Prepaid expenses and other assets	100	(126)	(4)
Accounts payable	16	(2)	15
Accrued salaries, wages and related benefits	33	(2)	18
Other current liabilities	181	50	155
Deferred property incentives	65	156	110
Other liabilities	34	2	(3)
Net cash provided by operating activities	1,648	2,451	1,220

Investing Activities
Capital expenditures	(846)	(1,082)	(861)
Change in credit card receivables originated at third parties	—	34	(8)
Proceeds from sale of credit card receivables originated at third parties	—	890	—
Other, net	55	14	(20)
Net cash used in investing activities	(791)	(144)	(889)

Financing Activities
Proceeds from long-term borrowings, net of discounts	—	16	34
Principal payments on long-term borrowings	(10)	(8)	(7)
Defeasance of long-term debt	—	(339)	—
Increase (decrease) in cash book overdrafts	4	23	(4)
Cash dividends paid	(256)	(1,185)	(251)
Payments for repurchase of common stock	(277)	(1,192)	(610)
Proceeds from issuances under stock compensation plans	83	94	141
Excess tax benefit from stock-based compensation	5	15	22
Other, net	6	37	(23)
Net cash used in financing activities	(445)	(2,539)	(698)

Net increase (decrease) in cash and cash equivalents	412	(232)	(367)
Cash and cash equivalents at beginning of year	595	827	1,194
Cash and cash equivalents at end of year	$1,007	$595	$827

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes, net of refunds	$112	$383	$391
Interest, net of capitalized interest	134	136	152

Non-cash investing and financing activities:
Beneficial interest asset acquired from the sale of credit card receivables	—	62	—
Issuance of common stock for Trunk Club acquisition	—	23	280
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Founded in 1901 as a retail shoe business in Seattle, Washington, Nordstrom, Inc. is now a leading fashion specialty retailer that offers customers a well-edited selection of high-quality fashion brands focused on apparel, shoes, cosmetics and accessories for women, men, young adults and children. This breadth of merchandise allows us to serve a wide range of customers who appreciate quality fashion and a superior shopping experience. We offer an extensive selection of high-quality brand-name and private label merchandise through multiple retail channels, including 118 Nordstrom U.S. full-line stores and at Nordstrom.com, five Canada full-line stores, 215 off-price Nordstrom Rack stores, Nordstromrack.com/HauteLook, seven Trunk Club clubhouses and TrunkClub.com, two Jeffrey boutiques and two Last Chance clearance stores. Our stores are located in 40 states throughout the U.S and in three provinces in Canada.
Through our Credit segment, our customers can access a variety of payment products and services, including a Nordstrom-branded private label card, two Nordstrom-branded Visa credit cards and a debit card for Nordstrom purchases. When customers open a Nordstrom credit or debit card, they also join our loyalty program that provides benefits based on their level of spending. Although the primary purposes of our Credit segment are to foster greater customer loyalty and drive more sales, through our program agreement with TD Bank, N.A. (“TD”) (see Note 2: Credit Card Receivable Transaction), we also receive credit card revenue.
Fiscal Year
We operate on a 52/53-week fiscal year ending on the Saturday closest to January 31st. References to 2016, 2015 and 2014 are based on a 52-week fiscal year.
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
Net Sales
We recognize revenue net of estimated returns and excluding sales taxes. Revenue from sales to customers shipped directly from our stores, websites and catalog, which includes shipping revenue when applicable, is recognized upon estimated receipt by the customer. We estimate customer merchandise returns based on historical return patterns and reduce sales and cost of sales accordingly. Activity in the allowance for sales returns, net, for the past three fiscal years is as follows:

Fiscal year	2016	2015	2014
Allowance at beginning of year	$170	$160	$128
Charged to costs and expenses	3,023	2,720	2,129
Deductions[1]	(3,006)	(2,710)	(2,097)
Allowance at end of year	$187	$170	$160
1 Deductions consist of actual returns, net of the value of the merchandise returned and any sales commission.
Credit Card Revenues, net
On October 1, 2015, we completed the sale of a substantial majority of our U.S. Visa and private label credit card portfolio to TD (see Note 2: Credit Card Receivable Transaction). Prior to the close of the credit card receivable transaction, credit card revenues included finance charges, late fees and other revenue generated by our combined Nordstrom private label card and Nordstrom Visa credit card programs, and interchange fees generated by the use of Nordstrom Visa credit cards at third party merchants. Finance charges and late fees were assessed according to the terms of the related cardholder agreements and recognized as revenue when earned. Credit card revenues were recorded net of estimated uncollectible finance charges and fees.

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
Loyalty Program
In 2016, our Nordstrom Rewards loyalty program, which allows customers to accumulate points based on their level of spending, was expanded to enable all customers to earn benefits regardless of how they choose to pay. Prior to 2016, the loyalty program was only offered to Nordstrom cardholders. Upon reaching a certain points threshold, customers receive Nordstrom Notes (“Notes”), which can be redeemed for goods or services offered at Nordstrom full-line stores, Nordstrom.com, Nordstrom Rack and Nordstromrack.com/HauteLook. Nordstrom cardholders can also earn rewards at Trunk Club. Customers who participate in our loyalty program through our credit and debit cards receive additional benefits including reimbursements for alterations, Personal Triple Points days, shopping and fashion events and early access to the Anniversary Sale. Loyalty program liabilities of $62 were included in other current liabilities at the end of 2016 and 2015.
We estimate the net cost of Notes that will be issued and redeemed and record this cost as rewards points are accumulated. These costs, as well as reimbursed alterations, are recorded in cost of sales as we provide customers with products and services for these rewards. Other benefits of the loyalty program, including shopping and fashion events, are recorded in selling, general and administrative expenses. Total costs related to Nordstrom Rewards were $162, $164 and $149 in 2016, 2015 and 2014.
Buying and Occupancy Costs
Buying costs consist primarily of compensation and other costs incurred by our merchandising and product development groups. Occupancy costs include rent, depreciation, property taxes and facility operating costs of our retail, corporate center, fulfillment facilities and distribution operations.
Rent
We recognize minimum rent expense, net of landlord reimbursements, on a straight-line basis over the minimum lease term from the time that we control the leased property. For scheduled rent escalation clauses during the lease terms, we record minimum rent expense on a straight-line basis over the terms of the leases, with the adjustments accrued as deferred rent and included in other long-term liabilities on our Consolidated Balance Sheet for the year ended January 28, 2017. Contingent rental payments, typically based on a percentage of sales, are recognized in rent expense when payment of the contingent rent is probable.
We receive incentives from landlords to construct stores in certain developments. At the end of 2016 and 2015, liabilities of $507 and $526 were recorded within deferred property incentives, net on the Consolidated Balance Sheets and are recognized as a reduction of rent expense on a straight-line basis over the lease terms.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of compensation and benefit costs, advertising, shipping and handling costs, other miscellaneous expenses and, prior to our credit card receivable transaction in October 2015, bad debt expense related to our credit card operations.
Advertising
Advertising production costs for internet, magazines, store events and other media are expensed the first time the advertisement is run. Online marketing costs are expensed when incurred. Total advertising expenses, net of vendor allowances, of $241, $227 and $195 in 2016, 2015 and 2014 were included in selling, general and administrative expenses.

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

Fiscal year	2016	2015	2014
Cosmetic expenses	$166	$161	$140
Purchase price adjustments	179	178	164
Cooperative advertising	114	109	102
Other	6	7	7
Total vendor allowances	$465	$455	$413
Shipping and Handling Costs
Our shipping and handling costs include payments to third party shippers and costs to hold, move and prepare merchandise for shipment. These costs do not include in-bound freight to our distribution centers, which we include in the cost of our inventory. Shipping and handling costs of $453, $428 and $348 in 2016, 2015 and 2014 were included in selling, general and administrative expenses.
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
We estimate the grant date fair value of stock options using the Binomial Lattice option valuation model. Stock-based compensation expense related to the VCP is based on the grant date fair value of the payout scenario we believe is probable using the Black-Scholes valuation model and is recognized on an accelerated basis due to performance criteria and graded vesting features of the plan. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of our common stock on the date of grant, less the estimated present value of dividends over the vesting period. Performance share units granted prior to 2016 are classified as liabilities and revalued using the quoted price of our common stock as of each reporting date. Performance share units granted in 2016 and beyond are classified as equity and the fair value is determined using the Monte-Carlo valuation model.
New Store Opening Costs
Non-capital expenditures associated with opening new stores, including marketing expenses, relocation expenses and occupancy costs, are charged to expense as incurred. These costs are included in both buying and occupancy costs and selling, general and administrative expenses according to their nature as disclosed above.
Gift Cards
We recognize revenue from the sale of gift cards when the gift card is redeemed by the customer, or we recognize breakage income when the likelihood of redemption, based on historical experience, is deemed to be remote. Based on an analysis of our program since its inception in 1999, we determined that balances remaining on cards issued beyond five years are unlikely to be redeemed and therefore are recognized as income. Breakage income was $12, $11 and $8 in 2016, 2015 and 2014. To date, our breakage rate is approximately 2% of the amount initially issued as gift cards. Gift card breakage income is included in selling, general and administrative expenses. We had outstanding gift card liabilities of $389 and $327 at the end of 2016 and 2015, which are included in other current liabilities.
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
Cash Equivalents
Cash equivalents are short-term investments with a maturity of three months or less from the date of purchase and are carried at cost, which approximates fair value. At the end of 2016 and 2015, checks not yet presented for payment drawn in excess of our bank deposit balances were $156 and $152 and included within accounts payable on our Consolidated Balance Sheets.
Accounts Receivable
Accounts receivable, net includes employee credit card receivables and receivables from non-Nordstrom-branded cards. We record accounts receivable on our Consolidated Balance Sheets, net of an allowance for credit losses. The allowance for credit losses reflects our best estimate of the losses inherent in our receivables as of the balance sheet date.
Nordstrom private label credit and debit cards can be used only at our Nordstrom full-line stores in the U.S., Nordstrom Rack stores, Trunk Club, Nordstrom.com and Nordstromrack.com/HauteLook, while Nordstrom Visa credit cards also may be used for purchases outside of Nordstrom. Cash flows from the use of both the private label and Nordstrom Visa credit cards for sales originating at our stores and our website are treated as an operating activity within the Consolidated Statements of Cash Flows, as they relate to sales at Nordstrom. Prior to the credit card receivable transaction in October 2015 (see Note 2: Credit Card Receivable Transaction), we treated cash flows arising from the use of Nordstrom Visa credit cards outside of our stores as an investing activity within the Consolidated Statements of Cash Flows, as they represented loans made to our customers for purchases at third parties.
Merchandise Inventories
Merchandise inventories are generally stated at the lower of cost or market value using the retail inventory method (weighted-average cost). Under the retail method, the valuation of inventories is determined by applying a calculated cost-to-retail ratio to the retail value of ending inventory. The value of our inventory on the balance sheet is then reduced by a charge to cost of sales for retail inventory markdowns taken on the selling floor. To determine if the retail value of our inventory should be marked down, we consider current and anticipated demand, customer preferences, age of the merchandise and fashion trends. We reserve for obsolescence based on historical trends and specific identification.
Periodic physical inventories are taken at our full-line stores, distribution centers and Nordstrom Racks, and inventory records are adjusted accordingly. We evaluate and determine our shrinkage rate using the most recent physical inventory and historical results as the basis for the shrinkage reserve following each physical inventory cycle and reporting date. The shrinkage reserve is based on a percentage of sales.
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
Goodwill
Goodwill represents the excess of acquisition cost over the fair value of the related net assets acquired and is not subject to amortization. We review our goodwill annually for impairment or when circumstances indicate that the carrying value may exceed the fair value. We perform this evaluation at the reporting unit level, comprised of the principal business units within our Retail segment, through the application of a two-step fair value test. The first step compares the carrying value of the reporting unit to its estimated fair value, which is based on the expected present value of future cash flows (income approach), comparable public companies and acquisitions (market approach) or a combination of both. If fair value is lower than the carrying value, then a second step is performed to quantify the amount of the impairment. The following summarizes our goodwill activity for the past three fiscal years:

	Trunk Club	HauteLook	Other[1]	Total
Balance at February 1, 2014	$—	$121	$53	$174
Additions	261	—	—	261
Balance at January 31, 2015	261	121	53	435
Additions	—	—	—	—
Balance at January 30, 2016	261	121	53	435
Impairment	(197)	—	—	(197)
Balance at January 28, 2017	$64	$121	$53	$238
1 Other includes Nordstrom.com and Jeffrey goodwill.
The goodwill impairment charge of $197 for the year ended January 28, 2017 related to Trunk Club resulted from changes to the long-term operating plan that reflected lower expectations for growth and profitability than previous expectations (see Note 8: Fair Value Measurements).
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
In 2015, our cash flow analyses resulted in retail store impairment charges of $24 and other various impairment losses of $23. The 2015 retail store impairment of $24 relates to our full-line store in Puerto Rico and was primarily driven by a challenging retail market in this territory. We did not record any material impairment losses for long-lived tangible or amortizable intangible assets in 2016 or 2014.
Amortization expense for acquired intangibles was $14, $16 and $10 in 2016, 2015 and 2014. Future amortization expense of acquired intangible assets as of January 28, 2017 are expected to be $11 in 2017, $7 in 2018, and $7 in 2019.

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
Foreign Currency
We have five full-line stores in Canada and have announced plans to open one additional full-line store in Canada in 2017. The functional currency of our Canadian operations is the Canadian Dollar. We translate assets and liabilities into U.S. Dollars using the exchange rate in effect at the balance sheet date, while we translate revenues and expenses using a weighted-average exchange rate for the period. We record these translation adjustments as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets. In addition, our U.S. operations incur certain expenditures denominated in Canadian Dollars and our Canadian operations incur certain expenditures denominated in U.S. Dollars. This activity results in transaction gains and losses that arise from exchange rate fluctuations and are recorded as gains or losses in the Consolidated Statements of Earnings. As of January 28, 2017, activities associated with the foreign currency exchange risk have not had a material impact on our Consolidated Financial Statements.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which was subsequently modified in August 2015 by ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. In 2016, the FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations, on identifying performance obligations and licensing, on the revenue recognition criteria and other technical corrections. In our ongoing evaluation of the impacts of this ASU, we have determined that the new standard will have the following effects on the timing and amount of revenue recognized: gift card breakage income will be recognized at the point of sale rather than when redemption is considered remote; sales attributable to the loyalty program benefits (e.g., points, alterations) will be deferred rather than recorded as an increase to cost of sales; revenue related to our online sales will be recognized at the shipping point rather than receipt by the customer; and estimated costs of returns will be recorded as a current asset rather than netted with our sales return reserve. We plan to adopt this ASU in the first quarter of 2018 and are continuing to evaluate the impacts this ASU and related disclosures will have on our Consolidated Financial Statements, as well as our preferred transition method.
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
In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation — Improvements to Employee Share-Based Payment Accounting. This ASU impacts several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for us beginning in the first quarter of 2017. We have evaluated this ASU and believe the impact to our Consolidated Financial Statements upon adoption will be immaterial, however, actual results will be dependent on unpredictable events, including the future price of our common stock, option exercise activity and forfeitures.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

NOTE 2: CREDIT CARD RECEIVABLE TRANSACTION
On October 1, 2015, we completed the sale of a substantial majority of our U.S. Visa and private label credit card portfolio to TD and we entered into a long-term program agreement under which TD is the exclusive issuer of our U.S. consumer credit cards.
In connection with the close of the credit card receivable transaction, we completed the defeasance of our $325 Series 2011-1 Class A Notes in order to provide the credit card receivables to TD free and clear. At close, we received $2.2 billion in cash consideration reflecting the par value of the receivables sold, and incurred $32 in transaction-related expenses during the third quarter of 2015. Pursuant to the agreement, we are obligated to offer and administer our loyalty program and perform other account servicing functions. In return, we receive a portion of the ongoing credit card revenue, net of credit losses, from both the sold and newly generated credit card receivables.
We recorded certain assets and liabilities associated with the arrangement. The beneficial interest asset is carried at fair value (see Note 8: Fair Value Measurements) and is amortized over approximately four years based primarily on the payment rate of the associated receivables. The deferred revenue and investment in contract asset are recognized/amortized over seven years on a straight line basis, following the delivery of the contract obligations and expected life of the agreement. We record each of these items in credit card revenue, net in our Consolidated Statements of Earnings.
NOTE 3: LAND, PROPERTY AND EQUIPMENT
Land, property and equipment consist of the following:

	January 28, 2017	January 30, 2016
Land and land improvements	$107	$104
Buildings and building improvements	1,198	1,187
Leasehold improvements	2,938	2,686
Store fixtures and equipment	3,513	3,339
Capitalized software	1,183	928
Construction in progress	554	599
Land, property and equipment	9,493	8,843
Less: accumulated depreciation and amortization	(5,596)	(5,108)
Land, property and equipment, net	$3,897	$3,735
The total cost of property and equipment held under capital lease obligations was $26 at the end of 2016 and 2015, with related accumulated amortization of $25 in 2016 and $24 in 2015. Depreciation and amortization expense was $631, $560 and $498 in 2016, 2015 and 2014.
NOTE 4: SELF-INSURANCE
Our self-insurance reserves are summarized as follows:

	January 28, 2017	January 30, 2016
Workers’ compensation	$69	$68
Employee health and welfare	29	28
Other liability	16	16
Total self-insurance reserve	$114	$112
Our workers’ compensation policies have a retention per claim of $1 or less and no policy limits.
We are self-insured for the majority of our employee health and welfare coverage and we do not use stop-loss coverage. Participants contribute to the cost of their coverage through premiums and out-of-pocket expenses for deductibles, co-pays and co-insurance.
Our liability policies, encompassing employment practices liability and commercial general liability, have a retention per claim of $3 or less and a policy limit up to $30 and $151, respectively.

Nordstrom, Inc. and subsidiaries 47

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

NOTE 5: 401(K) PLAN
We provide a 401(k) plan for our employees that allows for employee elective contributions and discretionary Company contributions. Employee elective contributions are funded through voluntary payroll deductions. Our discretionary Company contribution is funded in an amount determined by our Board of Directors each year. Total expenses related to Company contributions of $92, $62 and $77 in 2016, 2015 and 2014 were included in both buying and occupancy costs and selling, general and administrative expenses on our Consolidated Statements of Earnings.
NOTE 6: POSTRETIREMENT BENEFITS
We have an unfunded defined benefit Supplemental Executive Retirement Plan (“SERP”), which provides retirement benefits to certain officers and select employees. The SERP has different benefit levels depending on the participant’s role in the Company. At the end of 2016, we had 57 participants in the plan, including 20 officers and select employees eligible for SERP benefits, 36 retirees and one beneficiary. This plan is non-qualified and does not have a minimum funding requirement.
Benefit Obligations and Funded Status
Our benefit obligation and funded status is as follows:

	January 28, 2017	January 30, 2016
Change in benefit obligation:
Benefit obligation at beginning of year	$181	$203
Participant service cost	3	3
Interest cost	7	7
Benefits paid	(7)	(6)
Actuarial loss (gain)	4	(26)
Benefit obligation at end of year	188	181
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	7	6
Benefits paid	(7)	(6)
Fair value of plan assets at end of year	—	—
Underfunded status at end of year	($188)	($181)
The accumulated benefit obligation, which is the present value of benefits, assuming no future compensation changes, was $184 and $177 at the end of 2016 and 2015.
Amounts recognized as liabilities in the Consolidated Balance Sheets consist of the following:

	January 28, 2017	January 30, 2016
Accrued salaries, wages and related benefits	$8	$8
Other noncurrent liabilities	180	173
Net amount recognized	$188	$181
Components of SERP Expense
The components of SERP expense recognized in the Consolidated Statements of Earnings are as follows:

Fiscal year	2016	2015	2014
Participant service cost	$3	$3	$3
Interest cost	7	7	7
Amortization of net loss and other	3	11	6
Total SERP expense	$13	$21	$16

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

Amounts not yet reflected in SERP expense and included in accumulated other comprehensive loss (pre-tax) consist of the following:

	January 28, 2017	January 30, 2016
Accumulated loss	($41)	($41)
Prior service credit	4	5
Total accumulated other comprehensive loss	($37)	($36)
In 2017, we expect $3 of costs currently in accumulated other comprehensive loss to be recognized as components of SERP expense.
Assumptions
Weighted-average assumptions used to determine our benefit obligation and SERP expense are as follows:

Fiscal year	2016	2015	2014
Assumptions used to determine benefit obligation:
Discount rate	4.31%	4.55%	3.70%
Rate of compensation increase	3.00%	3.00%	3.00%
Assumptions used to determine SERP expense:
Discount rate	4.55%	3.70%	4.60%
Rate of compensation increase	3.00%	3.00%	3.00%
Future Benefit Payments and Contributions
As of January 28, 2017, the expected future benefit payments based upon the assumptions described above and including benefits attributable to estimated future employee service are as follows:

Fiscal year
2017	$8
2018	9
2019	10
2020	11
2021	11
2022 – 2026	60

Nordstrom, Inc. and subsidiaries 49

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

NOTE 7: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt, including capital leases, is as follows:

	January 28, 2017	January 30, 2016
Secured
Mortgage payable, 7.68%, due April 2020	24	30
Other	3	5
Total secured debt	27	35
Unsecured
Net of unamortized discount:
Senior notes, 6.25%, due January 2018	650	649
Senior notes, 4.75%, due May 2020	499	499
Senior notes, 4.00%, due October 2021	500	500
Senior debentures, 6.95%, due March 2028	300	300
Senior notes, 7.00%, due January 2038	146	146
Senior notes, 5.00%, due January 2044	602	600
Other	50	76
Total unsecured debt	2,747	2,770

Total long-term debt	2,774	2,805
Less: current portion	(11)	(10)
Total due beyond one year	$2,763	$2,795
Our mortgage payable is secured by an office building that had a net book value of $59 at the end of 2016. Other secured debt as of January 28, 2017 and January 30, 2016 consisted primarily of capital lease obligations.
Required principal payments on long-term debt, excluding capital lease obligations, are as follows:

Fiscal year
2017	$10
2018	56
2019	8
2020	502
2021	500
Thereafter	1,764
On March 9, 2017, we issued $350 aggregate principal amount of 4.00% senior unsecured notes due March 2027 and $300 aggregate principal amount of 5.00% senior unsecured notes due January 2044 (the “2044 Notes”). The 2044 Notes will be a further issuance of, and will be fully fungible, rank equally in right of payment and form a single series with, our outstanding 5.00% senior unsecured notes due 2044. We intend to use the proceeds to prepay the outstanding principal and interest of our $650 senior unsecured notes due January 2018 (“2018 Notes”). On March 7, 2017 we provided a Notice of Redemption to the holders of the 2018 Notes to pay the outstanding principal and interest on April 6, 2017. The 2018 Notes are classified as long-term on our Consolidated Balance Sheet as of January 28, 2017.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

Interest Expense
The components of interest expense, net are as follows:

Fiscal year	2016	2015	2014
Interest on long-term debt and short-term borrowings	$147	$153	$156
Less:
Interest income	(1)	—	(1)
Capitalized interest	(25)	(28)	(17)
Interest expense, net	$121	$125	$138
Credit Facilities
As of January 28, 2017, we had total short-term borrowing capacity of $800 under our senior unsecured revolving credit facility (“revolver”) that expires in April 2020. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes. We have the option to increase the revolving commitment by up to $200, to a total of $1,000, provided that we obtain written consent from the lenders.
The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) leverage ratio of no more than four times. As of January 28, 2017 and January 30, 2016, we were in compliance with this covenant.
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
As of January 28, 2017 and January 30, 2016, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our revolver.
Our wholly owned subsidiary in Puerto Rico maintains a $52 unsecured borrowing facility to support our expansion into that market. The facility expires in November 2018 and borrowings on this facility incur interest based upon the LIBOR plus 1.275% per annum and also incurs a fee based on our unused commitment. As of January 28, 2017 and January 30, 2016, we had $50 and $52 outstanding on this facility which is included as a component in other unsecured debt.

Nordstrom, Inc. and subsidiaries 51

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

NOTE 8: FAIR VALUE MEASUREMENTS
We disclose our financial assets and liabilities that are measured at fair value in our Consolidated Balance Sheets by level within the fair value hierarchy as defined by applicable accounting standards:
Level 1: Quoted market prices in active markets for identical assets or liabilities
Level 2: Other observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3: Unobservable inputs that cannot be corroborated by market data that reflect the reporting entity’s own assumptions
Financial Instruments Measured at Fair Value on a Recurring Basis
We recorded a beneficial interest asset when we completed the sale of a substantial majority of our U.S. Visa and private label credit card portfolio (see Note 2: Credit Card Receivable Transaction). We determined the fair value of the beneficial interest asset based on a discounted cash flow model using Level 3 inputs of the fair value hierarchy. Inputs and assumptions include the discount rate, payment rate, credit loss rate and revenues and expenses associated with the program agreement. Given our review of market participant capital structures in the banking and credit card industries and our historical and expected portfolio performance, we used the following ranges of input assumptions to determine the fair value as of January 28, 2017 and January 30, 2016:

	January 28, 2017		January 30, 2016
	Minimum	Maximum	Minimum	Maximum
Discount rate	12%	12%	12%	12%
Monthly payment rate	6%	10%	6%	18%
Annual credit loss rate	3%	4%	2%	4%
Annual revenues as a percent to credit card receivables	15%	18%	10%	18%
Annual expenses as a percent to credit card receivables	5%	9%	4%	9%
We recognized $26 and $25 of amortization expense in 2016 and 2015 on the beneficial interest asset, which had a fair value of $11 and $37 at January 28, 2017 and January 30, 2016, respectively. Amortization primarily reflects payments received on the receivables sold and is recorded in credit card revenues, net.
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
We estimate the fair value of long-term debt using quoted market prices of the same or similar issues and, as such, this is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	January 28, 2017	January 30, 2016
Carrying value of long-term debt	$2,774	$2,805
Fair value of long-term debt	2,949	3,077
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
In 2014, we acquired 100% of the outstanding equity of Trunk Club for a net purchase price of $280, which was settled in Nordstrom common stock, and the following year we settled $23 of an indemnity holdback through Nordstrom common stock. In connection with the acquisition, we recorded $261 of goodwill. In the third quarter of 2016, the long-term operating plan for Trunk Club was updated to reflect current expectations for future growth and profitability, which were lower than previous expectations. Due to lowered expectations, we tested Trunk Club goodwill for impairment one quarter prior to the annual evaluation. Step 1 test results indicated that the estimated fair value of the reporting unit was less than the carrying value.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

In our Step 2 analysis, we used a combination of the expected present value of future cash flows (income approach) and comparable public companies (market approach) to determine the fair value of the reporting unit. These approaches use primarily unobservable inputs, including discount, sales growth and profit margin rates, which are considered Level 3 fair value measurements. The fair value analysis took into account recent and expected operating performance as well as the overall decline in the retail industry. Within our Retail Segment, we recognized a goodwill impairment charge of $197, reducing Trunk Club goodwill to $64 from $261 as of January 30, 2016.
In 2015, we recorded asset impairment charges of $59, which are included in our Retail Business selling, general and administrative expenses. We did not record any material impairment losses in 2014. For additional information related to goodwill, intangible assets, long-lived assets and impairments, see Note 1: Nature of Operations and Summary of Significant Accounting Policies.
NOTE 9: LEASES
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
Future minimum lease payments as of January 28, 2017 are as follows:

Fiscal year	Capital leases	Operating leases
2017	$1	$277
2018	1	302
2019	—	299
2020	—	280
2021	—	256
Thereafter	—	1,435
Total minimum lease payments	$2	$2,849
Less: amount representing interest	—
Present value of net minimum lease payments	$2
Rent expense for 2016, 2015 and 2014 was as follows:

Fiscal year	2016	2015	2014
Minimum rent:
Store locations	$230	$204	$170
Offices, warehouses and equipment	40	41	36
Percentage rent	12	13	14
Property incentives	(80)	(82)	(83)
Total rent expense	$202	$176	$137
The rent expense above does not include common area charges, real estate taxes and other executory costs, which were $112 in 2016, $97 in 2015 and $88 in 2014.

Nordstrom, Inc. and subsidiaries 53

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

NOTE 10: COMMITMENTS AND CONTINGENCIES
Our estimated total purchase obligations, capital expenditure contractual commitments and inventory purchase orders were $1,661 as of January 28, 2017. In connection with the purchase of foreign merchandise, we have outstanding trade letters of credit totaling $1 as of January 28, 2017.
Plans for our Manhattan full-line store, which we currently expect to open in 2019, ultimately include owning a condominium interest in a mixed-use tower and leasing certain nearby properties. As of January 28, 2017, we had approximately $249 of fee interest in land, which is expected to convert to the condominium interest once the store is constructed. We have committed to make future installment payments based on the developer meeting pre-established construction and development milestones. In the event that this project is not completed, the opening may be delayed and we may be subject to future losses or capital commitments in order to complete construction or to monetize our investment in the land.
NOTE 11: SHAREHOLDERS’ EQUITY
The following is a summary of the activity related to our share repurchase programs in 2014, 2015 and 2016:

	Shares	Average price per share	Amount
Capacity at February 1, 2014			$670
September 2014 authorization (ended March 1, 2016)			1,000
Shares repurchased	8.9	$66	(595)
Capacity at January 31, 2015			1,075
October 2015 authorization (ended March 1, 2017)			1,000
Shares repurchased	19.1	$63	(1,191)
Expiration of unused capacity in March 2015			(73)
Capacity at January 30, 2016			811
Shares repurchased	5.9	$48	(282)
Capacity at January 28, 2017			$529
Our October 1, 2015 Board authorized share repurchase program, which had $529 of remaining capacity as of January 28, 2017, expired on March 1, 2017. There was $409 of unused capacity upon program expiration. In February 2017, our Board of Directors authorized an additional program to repurchase up to $500 of our outstanding common stock, through August 31, 2018. The actual number, price, manner and timing of future share repurchases, if any, will be subject to market and economic conditions and applicable SEC rules.
We paid dividends of $1.48 per share in 2016, $6.33 per share in 2015 and $1.32 per share in 2014. Dividends paid in 2015 included a special cash dividend of $905, or $4.85 per share of outstanding common stock, in addition to our quarterly dividends totaling $1.48 per share. The special dividend was authorized by our Board of Directors on October 1, 2015 and was paid using proceeds from the sale of our credit card receivables (see Note 2: Credit Card Receivable Transaction).
In February 2017, subsequent to year end, we declared a quarterly dividend of $0.37 per share, which was paid on March 15, 2017.
NOTE 12: STOCK-BASED COMPENSATION
We currently grant stock-based awards under our 2010 Plan, 2002 Plan and Trunk Club VCP, and employees may purchase our stock at a discount under our ESPP.
In 2010, our shareholders approved the adoption of the 2010 Plan, which replaced the 2004 Equity Incentive Plan (“2004 Plan”). The 2010 Plan authorizes the grant of stock options, restricted stock, performance share units, stock appreciation rights and unrestricted shares of common stock to employees. The aggregate number of shares to be issued under the 2010 Plan may not exceed 30.3 plus any shares currently outstanding under the 2004 Plan that are forfeited or expire during the term of the 2010 Plan. No future grants will be made under the 2004 Plan. As of January 28, 2017, we have 72.3 shares authorized, 45.5 shares issued and outstanding and 10.7 shares remaining available for future grants under the 2010 Plan.
The 2002 Plan authorizes the grant of stock awards to our nonemployee directors. These awards may be deferred or issued in the form of restricted or unrestricted stock, non-qualified stock options or stock appreciation rights. As of January 28, 2017, we had 0.9 shares authorized and 0.4 shares available for issuance under this plan. In 2016, total expense on deferred shares was less than $1.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

The Trunk Club VCP is a performance-based plan which provides for three payout scenarios based on the results of Trunk Club business meeting minimum or exceeding maximum 2018 sales and earnings metrics. As of January 28, 2017, we granted nearly all of the 1.0 units available for grant. There is no unrecognized stock-based compensation expense related to nonvested VCP units as no payout is expected. If at any time it becomes probable that another outcome will be achieved, compensation expense will be cumulatively adjusted based on the grant date fair value associated with that payout scenario.
Under the ESPP, employees may make payroll deductions of up to 10% of their base and bonus compensation. At the end of each six-month offering period, participants may apply their accumulated payroll deductions toward the purchase of shares of our common stock at 90% of the fair market value on the last day of the offer period. As of January 28, 2017, we had 12.6 shares authorized and 2.6 shares available for issuance under the ESPP. We issued 0.4 shares under the ESPP during 2016 and 0.3 shares during 2015. At the end of 2016 and 2015, we had current liabilities of $7 for future purchases of shares under the ESPP.
The following table summarizes our stock-based compensation expense:

Fiscal year	2016	2015	2014
Stock options	$36	$33	$37
Restricted stock units	34	18	10
Acquisition-related stock compensation	15	17	11
Performance share units	1	(3)	6
Other	5	5	4
Total stock-based compensation expense, before income tax benefit	91	70	68
Income tax benefit	(28)	(21)	(23)
Total stock-based compensation expense, net of income tax benefit	$63	$49	$45
The stock-based compensation expense before income tax benefit was recorded in our Consolidated Statements of Earnings as follows:

Fiscal year	2016	2015	2014
Cost of sales and related buying and occupancy costs	$25	$20	$17
Selling, general and administrative expenses	66	50	51
Total stock-based compensation expense, before income tax benefit	$91	$70	$68
The benefit of tax deductions in excess of the compensation cost recognized for stock-based awards is classified as financing cash inflows and is reflected as excess tax benefit from stock-based compensation in the Consolidated Statements of Cash Flows.
Special Dividend Adjustment
In connection with the closing of our credit card receivable transaction on October 1, 2015, our Board of Directors authorized a special cash dividend of $4.85 per share (see Note 11: Shareholders’ Equity). As required by our equity incentive plans, an adjustment was made to outstanding awards to prevent dilution of their value resulting from the special cash dividend. These adjustments did not result in incremental stock-based compensation expense as the anti-dilutive adjustments were required by our equity incentive plans. The adjustments to awards included increasing the number of outstanding restricted stock units, stock options and performance shares, as well as reducing the exercise prices of outstanding stock options.

Nordstrom, Inc. and subsidiaries 55

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

Stock Options
Our Compensation Committee of our Board of Directors approves annual grants of nonqualified stock options to employees. We used the following assumptions to estimate the fair value for stock options at each grant date (excluding options granted in connection with the Trunk Club acquisition):

Fiscal Year	2016	2015	2014[1]
Assumptions
Risk-free interest rate: Represents the yield on U.S. Treasury zero-coupon securities that mature over the 10-year life of the stock options.	0.7% – 1.9%	0.2% – 2.1%	0.2% – 2.6%
Weighted-average volatility: Based on a combination of the historical volatility of our common stock and the implied volatility of exchange-traded options for our common stock.	36.8%	29.4%	30.1%
Weighted-average expected dividend yield: Our forecasted dividend yield for the next 10 years.	2.2%	1.8%	2.2%
Expected life in years: Represents the estimated period of time until option exercise. The expected term of options granted was derived from the output of the Binomial Lattice option valuation model and was based on our historical exercise behavior, taking into consideration the contractual term of the option and our employees’ expected exercise and post-vesting employment termination behavior.	6.9	6.7	6.8

Grant Date Information
Date of grant	February 29, 2016	February 24, 2015	March 3, 2014
Weighted-average fair value per option	$16	$21	$16
Exercise price per option	$51	$81	$61
1 As part of the Trunk Club acquisition in 2014, the weighted-average fair value per option at the grant date was $59.
Supplemental nonqualified stock options were also granted to certain company leaders on June 7, 2016 at an exercise price per option of $41. The assumptions used to estimate the fair value for the supplemental stock options were similar to the 2016 annual grant assumptions. The weighted-average fair value per option at the grant date was $13. In 2016 and 2015, we also granted stock options to certain qualified employees outside of the annual and supplemental grant dates, which were insignificant in aggregate. The number of awards granted to an individual are determined based upon a percentage of the recipient’s base salary and the fair value of the stock options. Options typically vest over four years, and expire 10 years after the date of grant.
A summary of stock option activity for 2016, which includes awards issued as part of the Trunk Club acquisition in 2014, is presented below:

Fiscal year	2016
	Shares	Weighted- average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, beginning of year	13.2	$47
Granted	2.9	50
Exercised	(1.7)	37
Forfeited or cancelled	(0.9)	57
Outstanding, end of year	13.5	$48	6	$45
Exercisable, end of year	8.1	$43	5	$43
Vested or expected to vest, end of year	13.0	$48	6	$45

Fiscal year		2016	2015	2014
Aggregate intrinsic value of options exercised		$30	$62	$97
Fair value of stock options vested		$40	$44	$41
As of January 28, 2017, the total unrecognized stock-based compensation expense related to nonvested stock options was $55, which is expected to be recognized over a weighted-average period of 28 months.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

Restricted Stock
Our Compensation Committee of our Board of Directors approves grants of restricted stock units to employees. The number of units granted to an individual are determined based upon a percentage of the recipient’s base salary and the fair value of the restricted stock. Restricted stock units typically vest over four years.
A summary of restricted stock unit activity for 2016 is presented below:

Fiscal year	2016
	Shares	Weighted-average grant date fair value per unit
Outstanding, beginning of year	0.9	$66
Granted	1.9	44
Vested	(0.3)	65
Forfeited or cancelled	(0.2)	55
Outstanding, end of year	2.3	$49
The aggregate fair value of restricted stock units vested during 2016, 2015 and 2014 was $17, $11, and $1. As of January 28, 2017 and January 30, 2016, there were 0.1 and 0.3 awards outstanding which were issued to employees as part of the Trunk Club acquisition in 2014. As of January 28, 2017, the total unrecognized stock-based compensation expense related to nonvested restricted stock units and awards was $86 and less than $1, which is expected to be recognized over a weighted-average period of 29 months and seven months.
Performance Share Units
We grant performance share units to executive officers as one of the ways to align compensation with shareholder interests. Performance share units are earned after a three-year performance cycle only when our total shareholder return (reflecting daily stock price appreciation and compounded reinvestment of dividends) outperforms companies in a defined peer group determined by the Compensation Committee of our Board of Directors. The percentage of units that are earned depends on our relative position at the end of the performance cycle and can range from 0% to 175% of the number of units granted. Beginning in 2016, performance share units are payable only in Company stock and are classified as equity awards.

Our 2015 and 2014 performance share units, which are liability-based awards, are remeasured, with a corresponding adjustment to earnings, at each fiscal quarter-end during the performance cycle. The performance share unit liability is remeasured using the estimated percentage of units earned multiplied by the closing market price of our common stock on the current period-end date and is pro-rated based on the amount of time that has passed in the vesting period. The price used to determine the amount of cash or stock settled for the performance share units upon vesting is the closing market price of our common stock on the last day of the performance cycle.
The following is a summary of performance share unit activity, which assumes performance share units vest at 100% of the number of units granted:

Fiscal year	2016
Outstanding units, beginning of year	0.3
Granted	0.1
Vested	(0.1)
Forfeited or cancelled	(0.1)
Outstanding units, end of year	0.2
In both 2016 and 2015, performance share units earned and vested at 75% and there was a stock and cash settlement of $3 in both years. In 2015, performance share units earned were less than 0.1 and no performance share units vested during 2014.
As of January 28, 2017, there were no liabilities recorded for performance share units and there was $3 in remaining unrecognized stock-based compensation expense for unvested performance share units.

Nordstrom, Inc. and subsidiaries 57

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

NOTE 13: INCOME TAXES
U.S. and foreign components of earnings before income taxes were as follows:

Fiscal year	2016	2015	2014
U.S.	$687	$996	$1,196
Foreign	(3)	(20)	(11)
Earnings before income taxes	$684	$976	$1,185
Income tax expense consists of the following:

Fiscal year	2016	2015	2014
Current income taxes:
Federal	$290	$202	$397
State and local	54	32	61
Foreign	1	—	—
Total current income tax expense	345	234	458
Deferred income taxes:
Federal	(17)	123	9
State and local	(5)	23	2
Foreign	7	(4)	(4)
Total deferred income tax (benefit) expense	(15)	142	7
Total income tax expense	$330	$376	$465
A reconciliation of the statutory federal income tax rate to the effective tax rate on earnings before income taxes is as follows:

Fiscal year	2016	2015	2014
Statutory rate	35.0%	35.0%	35.0%
Goodwill impairment	10.1%	—	—
State and local income taxes, net of federal income taxes	5.1%	4.1%	3.8%
Non-deductible acquisition-related items	0.6%	0.4%	0.9%
Federal credits	(0.6%)	(0.6%)	(0.2%)
Other, net	(2.0%)	(0.3%)	(0.3%)
Effective tax rate	48.2%	38.6%	39.2%

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

The components of deferred tax assets and liabilities are as follows:

	January 28, 2017	January 30, 2016
Compensation and benefits accruals	$209	$194
Allowance for sales returns	76	73
Credit card receivable transaction	13	28
Accrued expenses	39	48
Merchandise inventories	43	35
Gift cards	33	29
Nordstrom Notes	—	24
Federal benefit of state taxes	18	4
Net operating losses	12	7
Gain on sale of interest rate swap	4	9
Other	18	7
Total deferred tax assets	465	458
Valuation allowance	(37)	(1)
Total net deferred tax assets	428	457
Land, property and equipment basis and depreciation differences	(258)	(301)
Debt exchange premium	(23)	(23)
Total deferred tax liabilities	(281)	(324)
Net deferred tax assets	$147	$133
As of January 28, 2017, our state and foreign net operating loss carryforwards for income tax purposes were approximately $11 and $37, respectively. As of January 30, 2016, our state and foreign net operating loss carryforwards for income tax purposes were approximately $12 and $23, respectively. The net operating loss carryforwards are subject to certain statutory limitations of the Internal Revenue Code, applicable state laws and applicable foreign laws. If not utilized, a portion of our state and foreign net operating loss carryforwards will begin to expire in 2031 and 2033, respectively. Management believes it is more likely than not that certain state and foreign net operating loss carryforwards and deferred tax assets of foreign subsidiaries will not be realized in the foreseeable future. As such, a valuation allowance of $37 and $1 have been recorded as of January 28, 2017 and January 30, 2016, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Fiscal year	2016	2015	2014
Unrecognized tax benefit at beginning of year	$19	$15	$14
Gross increase to tax positions in prior periods	16	6	9
Gross decrease to tax positions in prior periods	—	(2)	(2)
Gross increase to tax positions in current period	2	2	2
Lapses in statute	(5)	(2)	(3)
Settlements	—	—	(5)
Unrecognized tax benefit at end of year	$32	$19	$15
At the end of 2016 and 2015, $14 and $15 of the ending gross unrecognized tax benefit related to items which, if recognized, would affect the effective tax rate.
There were no significant changes to expense in 2016, 2015 and 2014 for tax-related interest and penalties. At the end of 2016 and 2015, our liability for interest and penalties was $2.
We file income tax returns in the U.S. and a limited number of foreign jurisdictions. With few exceptions, we are no longer subject to federal, state and local, or non-U.S. income tax examinations for years before 2012. Unrecognized tax benefits related to federal, state and local tax positions may decrease by $4 by February 3, 2018, due to the completion of examinations and the expiration of various statutes of limitations.

Nordstrom, Inc. and subsidiaries 59

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

NOTE 14: EARNINGS PER SHARE
Earnings per basic share is computed using the weighted-average number of common shares outstanding during the year. Earnings per diluted share uses the weighted-average number of common shares outstanding during the year plus dilutive common stock equivalents, primarily stock options and restricted stock. Dilutive common stock is calculated using the treasury stock method and includes unvested RSUs and outstanding options that would reduce the amount of earnings for which each share is entitled. Anti-dilutive shares (including stock options and other shares) are excluded from the calculation of diluted shares and earnings per diluted share because their impact could increase earnings per diluted share.
The computation of earnings per share is as follows:

Fiscal year	2016	2015	2014
Net earnings	$354	$600	$720

Basic shares	173.2	186.3	190.0
Dilutive effect of common stock equivalents	2.4	3.8	3.6
Diluted shares	175.6	190.1	193.6

Earnings per basic share	$2.05	$3.22	$3.79
Earnings per diluted share	$2.02	$3.15	$3.72

Anti-dilutive stock options and other	8.0	2.3	2.1
NOTE 15: SEGMENT REPORTING
Segments
We have two reportable segments, which include Retail and Credit.
Our Retail segment includes our Nordstrom operating segment, which is comprised of our Nordstrom U.S. full-line stores and Nordstrom.com. Both of these divisions earn revenue by offering customers a wide range of apparel, shoes, cosmetics and accessories for women, men, young adults and children. Through our multi-channel initiatives, we have integrated the operations, merchandising and technology of our Nordstrom full-line and online stores, consistent with our customers’ expectations of a seamless shopping experience regardless of channel. Our internal reporting to our principal executive officer, who is our chief operating decision maker, is consistent with these multi-channel initiatives. Our Nordstrom Rack, Nordstromrack.com/HauteLook, Canadian operations, Trunk Club and Jeffrey operating segments have similar economic and qualitative characteristics, including nature of products, method of distribution and type of customer, or the segment results are not significant to the operating results of Nordstrom. Therefore, the results of these operating segments have been aggregated with our Nordstrom operating segment into the Retail reportable segment.
Through our Credit segment, our customers can access a variety of payment products and services, including a Nordstrom-branded private label card, two Nordstrom-branded Visa credit cards and a debit card for Nordstrom purchases. When customers open a Nordstrom credit or debit card, they also join our loyalty program that provides benefits based on their level of spending.
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
The following table sets forth information for our reportable segments:

	Retail	Corporate/Other	Total Retail Business	Credit	Total
Fiscal year 2016
Net sales	$14,768	($270)	$14,498	$—	$14,498
Credit card revenues, net	—	—	—	259	259
Earnings (loss) before interest and income taxes	1,006	(298)	708	97	805
Interest expense, net	—	(121)	(121)	—	(121)
Earnings (loss) before income taxes	1,006	(419)	587	97	684
Capital expenditures	593	249	842	4	846
Depreciation and amortization	456	182	638	7	645
Assets	5,291	2,088	7,379	479	7,858

Fiscal year 2015
Net sales	$14,376	($281)	$14,095	$—	$14,095
Credit card revenues, net	—	—	—	342	342
Earnings (loss) before interest and income taxes	1,220	(302)	918	183	1,101
Interest expense, net	—	(112)	(112)	(13)	(125)
Earnings (loss) before income taxes	1,220	(414)	806	170	976
Capital expenditures	837	241	1,078	4	1,082
Depreciation and amortization	428	143	571	5	576
Assets	5,460	1,720	7,180	518	7,698

Fiscal year 2014
Net sales	$13,369	($259)	$13,110	$—	$13,110
Credit card revenues, net	—	—	—	396	396
Earnings (loss) before interest and income taxes	1,382	(261)	1,121	202	1,323
Interest expense, net	—	(120)	(120)	(18)	(138)
Earnings (loss) before income taxes	1,382	(381)	1,001	184	1,185
Capital expenditures	683	172	855	6	861
Depreciation and amortization	393	112	505	3	508
Assets	5,103	1,781	6,884	2,361	9,245

Nordstrom, Inc. and subsidiaries 61

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

The following table summarizes net sales within our reportable segments:

Fiscal year	2016	2015	2014
Nordstrom full-line stores - U.S.	$7,186	$7,633	$7,682
Nordstrom.com	2,519	2,300	1,996
Nordstrom	9,705	9,933	9,678

Nordstrom Rack	3,809	3,533	3,215
Nordstromrack.com/HauteLook	700	532	360
Off-price	4,509	4,065	3,575

Other retail[1]	554	378	116
Total Retail segment	14,768	14,376	13,369
Corporate/Other	(270)	(281)	(259)
Total net sales	$14,498	$14,095	$13,110
1 Other retail includes Nordstrom Canada full-line stores, Trunk Club and Jeffrey boutiques.
The following table summarizes the percent of net sales by merchandise category:

Fiscal year	2016	2015	2014
Women’s Apparel	32%	31%	30%
Shoes	23%	23%	23%
Men’s Apparel	17%	17%	16%
Women’s Accessories	11%	12%	14%
Beauty	11%	11%	11%
Kids’ Apparel	3%	3%	4%
Other	3%	3%	2%
Total net sales	100%	100%	100%

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

NOTE 16: SELECTED QUARTERLY DATA1 (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Fiscal year 2016
Net sales	$3,192	$3,592	$3,472	$4,243	$14,498
Comparable sales (decrease) increase[2]	(1.7%)	(1.2%)	2.4%	(0.9%)	(0.4%)
Credit card revenues, net	57	59	70	73	259
Gross profit	1,092	1,233	1,211	1,523	5,058
Selling, general and administrative expenses	(1,043)	(1,071)	(1,029)	(1,172)	(4,315)
Goodwill impairment	—	—	(197)	—	(197)
Earnings before interest and income taxes	106	221	55	424	805
Net earnings (loss)	46	117	(10)	201	354
Earnings (Loss) per basic share	$0.27	$0.67	($0.06)	$1.17	$2.05
Earnings (Loss) per diluted share[3]	$0.26	$0.67	($0.06)	$1.15	$2.02

Fiscal year 2015
Net sales	$3,115	$3,598	$3,239	$4,143	$14,095
Comparable sales increase	4.4%	4.9%	0.9%	1.0%	2.7%
Credit card revenues, net[4]	100	103	89	51	342
Gross profit	1,116	1,271	1,097	1,443	4,927
Selling, general and administrative expenses	(971)	(997)	(1,031)	(1,170)	(4,168)
Earnings before interest and income taxes	245	377	155	324	1,101
Net earnings	128	211	81	180	600
Earnings per basic share	$0.67	$1.11	$0.43	$1.01	$3.22
Earnings per diluted share	$0.66	$1.09	$0.42	$1.00	$3.15
1 Quarterly totals may not foot across due to rounding.
2 One week of the Anniversary Sale, historically our largest event of the year, shifted into the third quarter. Combined second and third quarter comparable sales, which removes the impact of the event shift, increased 0.4% compared with the same period last year.
3 Due to the anti-dilutive effect resulting from the reported net loss in the third quarter of 2016, the impact of potentially dilutive securities on the weighted-average shares outstanding has been omitted from the quarterly calculation of loss per diluted share. The impact of these potentially dilutive securities has been included in the calculation of weighted-average shares for all other periods in 2016.
4 On October 1, 2015, we completed the sale of a substantial majority of our U.S. Visa and private label credit card portfolio to TD (see Note 2: Credit Card Receivable Transaction).

Nordstrom, Inc. and subsidiaries 63

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
As of the end of the period covered by this Annual Report on Form 10-K, the Company performed an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the design and effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified within the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as is defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 28, 2017.
Deloitte & Touche LLP, an independent registered public accounting firm, was retained to audit Nordstrom’s Consolidated Financial Statements and the effectiveness of the Company’s internal control over financial reporting. They have issued an attestation report on the Company’s internal control over financial reporting as of January 28, 2017, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Nordstrom, Inc.
Seattle, Washington
We have audited the internal control over financial reporting of Nordstrom, Inc. and subsidiaries (the “Company”) as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 28, 2017 of the Company and our report dated March 20, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Seattle, Washington
March 20, 2017

Nordstrom, Inc. and subsidiaries 65

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required under this item is included in the following sections of our Proxy Statement for our 2017 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Corporate Governance
Director Nominating Process
Section 16(a) Beneficial Ownership Reporting Compliance
Requirements and Deadlines for Submission of Proxy Proposals, Nomination of Directors and other Business of Shareholders
The certifications of our Co-President and Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Annual Report on Form 10-K and were included as exhibits to each of our quarterly reports on Form 10-Q. Our Co-President certified to the New York Stock Exchange (“NYSE”) on May 31, 2016 pursuant to Section 303A.12(a) of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.
Item 11. Executive Compensation.
The information required under this item is included in the following sections of our Proxy Statement for our 2017 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Compensation of Executive Officers
Director Compensation
Compensation Committee Interlocks and Insider Participation
Compensation Committee Report
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information required under this item is included in the following sections of our Proxy Statement for our 2017 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Security Ownership of Certain Beneficial Owners and Management
Equity Compensation Plans
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required under this item is included in the following sections of our Proxy Statement for our 2017 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Corporate Governance
Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services.
The information required under this item is included in the following section of our Proxy Statement for our 2017 Annual Meeting of Shareholders, the section of which is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Ratification of the Appointment of Independent Registered Public Accounting Firm

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following information required under this item is filed as part of this report:
(a)1. FINANCIAL STATEMENTS
(a)3. EXHIBITS
Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 70 through 75 hereof.
All other schedules and exhibits are omitted because they are not applicable, not required or because the information required has been given as part of this report.

Nordstrom, Inc. and subsidiaries 67

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/	Michael G. Koppel
Michael G. Koppel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: March 20, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Financial Officer:		Principal Executive Officer:

/s/	Michael G. Koppel	/s/	Blake W. Nordstrom
	Michael G. Koppel		Blake W. Nordstrom
	Executive Vice President and Chief Financial Officer		Co-President

Principal Accounting Officer:

/s/	James A. Howell
James A. Howell
Executive Vice President, Finance and Treasurer

Directors:

/s/	Shellye L. Archambeau	/s/	Tanya L. Domier
	Shellye L. Archambeau		Tanya L. Domier
	Director		Director

/s/	Enrique Hernandez, Jr.	/s/	Blake W. Nordstrom
	Enrique Hernandez, Jr.		Blake W. Nordstrom
	Director		Director

/s/	Erik B. Nordstrom	/s/	Peter E. Nordstrom
	Erik B. Nordstrom		Peter E. Nordstrom
	Director		Director

/s/	Philip G. Satre	/s/	Brad D. Smith
	Philip G. Satre		Brad D. Smith
	Chairman of the Board of Directors		Director

/s/	Gordon A. Smith	/s/	Bradley D. Tilden
	Gordon A. Smith		Bradley D. Tilden
	Director		Director

/s/	B. Kevin Turner	/s/	Robert D. Walter
	B. Kevin Turner		Robert D. Walter
	Director		Director

Date:	March 20, 2017

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Nos. 333-211825, 333-207396, 333-198413, 333-189301, 333-174336, 333-173020, 333-166961, 333-161803, 333-146049, 333-118756, 333-101110, 333-40066, 333-40064, 333-79791, 333-63403 on Form S-8 and 333-198408 on Form S-3 of our reports dated March 20, 2017, relating to the financial statements of Nordstrom Inc. and subsidiaries, and the effectiveness of Nordstrom, Inc. and subsidiaries’ internal control over financial reporting, appearing in the Annual Report on Form 10-K of Nordstrom, Inc. for the year ended January 28, 2017.

/s/ Deloitte & Touche LLP
Seattle, Washington
March 20, 2017

Nordstrom, Inc. and subsidiaries 69

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
Incorporated by reference from the Registrant’s Form 8-K filed on November 28, 2011, Exhibit 4.1

4.6	Form of 6.25% Note due January 2018	Incorporated by reference from the Registrant’s Form 8-K filed on December 3, 2007, Exhibit 4.1

4.7	Form of 4.75% Note due May 1, 2020	Incorporated by reference from the Registrant’s Form 8-K filed on April 23, 2010, Exhibit 4.1

4.8	Form of 4.00% Note due 2021	Incorporated by reference from the Registrant’s Form 8-K filed on October 11, 2011, Exhibit 4.1

4.9	Form of 5.00% Global Note due 2044	Incorporated by reference from the Registrant’s Form S-4 filed on March 28, 2014, Exhibit 4.2

4.10	Form of 5.00% Rule 144A Global Note due 2044	Incorporated by reference from the Registrant’s Form S-4 filed on March 28, 2014, Exhibit 4.3

4.11	Form of 5.00% Regulation S Global Note due 2044	Incorporated by reference from the Registrant’s Form S-4 filed on March 28, 2014, Exhibit 4.4

4.12	Form of 4.00% Note due 2027	Incorporated by reference from the Registrant’s Form 8-K filed on March 9, 2016, Exhibit 4.1

4.13	Form of 5.00% Note due 2044	Incorporated by reference from the Registrant’s Form 8-K filed on March 9, 2016, Exhibit 4.2

4.14	Registration Rights Agreement, dated as of December 12, 2013	Incorporated by reference from the Registrant’s Form S-4 filed on March 28, 2014, Exhibit 4.5

4.15*	Trunk Club Newco, Inc. 2010 Equity Incentive Plan	Incorporated by reference from the Registrant’s Form S-8 filed on August 27, 2014, Exhibit 4.1

10.1*	Nordstrom 401(k) Plan & Profit Sharing, amended and restated on June 12, 2014	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2015, Exhibit 10.2

10.2*	Amendment 2014-4 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2014, Exhibit 10.6

10.3*	Amendment 2014-5 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2014, Exhibit 10.2
*This exhibit is a management contract, compensatory plan or arrangement

	Exhibit	Method of Filing
10.4*	Amendment 2014-6 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2014, Exhibit 10.3

10.5*	Amended and Restated Nordstrom, Inc. Executive Management Bonus Plan	Incorporated by reference from the Registrant’s Form DEF 14A filed on March 30, 2012

10.6*	Amended and Restated Nordstrom, Inc. Executive Management Bonus Plan	Incorporated by reference from the Registrant’s Form DEF 14A filed on April 8, 2016

10.7*	Nordstrom Executive Deferred Compensation Plan (2007)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.40

10.8*	Amendment 2008-1 to the Nordstrom Executive Deferred Compensation Plan (2007)	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.2

10.9*	Amendment 2008-2 to the Nordstrom Executive Deferred Compensation Plan	Incorporated by reference from the Registrant’s Form S-8 filed on September 9, 2009, Exhibit 10.4

10.10*	Amendment 2010-2 to the Nordstrom Executive Deferred Compensation Plan (2007 Restatement)	Incorporated by reference from the Registrant’s Form 8-K filed on December 23, 2010, Exhibit 10.1

10.11*	Amendment 2015-1 to the Nordstrom Executive Deferred Compensation Plan (2014 Restatement)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2015, Exhibit 10.27

10.12*	Amendment 2013-1 to the Nordstrom Executive Compensation Plan (2007 Restatement)	Incorporated by reference from the Registrant’s Form 8-K/A filed on November 26, 2013, Exhibit 10.1

10.13*	Nordstrom, Inc. Employee Stock Purchase Plan (2011 Restatement)	Incorporated by reference to Appendix A to the Registrant’s Form DEF 14A filed on March 31, 2011

10.14*	Nordstrom, Inc. Employee Stock Purchase Plan, amended and restated on June 1, 2016	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016, Exhibit 10.1

10.15*	Form of Notice of 2005 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 2004 Equity Incentive Plan	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2005, Exhibit 10.1

10.16*	Form of Notice of 2006 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 2004 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.45

10.17*	2007 Stock Option Notice Award Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on February 26, 2007, Exhibit 10.1

10.18*	2008 Stock Option Notice Award Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on February 22, 2008, Exhibit 10.1

10.19*	2009 Nonqualified Stock Option Grant Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.2

10.20*	2010 Stock Option Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2009, Exhibit 10.1

10.21*	Form of 2011 Stock Option Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2010, Exhibit 10.1

10.22*	Form of 2012 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 18, 2011, Exhibit 10.1

10.23*	Form of 2013 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 14, 2012, Exhibit 10.1

10.24*	Form of 2014 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2014, Exhibit 10.1
*This exhibit is a management contract, compensatory plan or arrangement

Nordstrom, Inc. and subsidiaries 71

	Exhibit	Method of Filing
10.25*	Form of the 2015 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on February 19, 2015, Exhibit 10.1

10.26*	Form of the 2016 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2016, Exhibit 10.1

10.27*	Form of 2016 Nonqualified Stock Option Grant Agreement, Supplemental Award	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016, Exhibit 10.2

10.28*	Form of the 2017 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on February 23, 2017, Exhibit 10.1

10.29*	2004 Equity Incentive Plan	Incorporated by reference from the Registrant’s definitive proxy statement filed with the Commission on April 15, 2004

10.30*	Nordstrom, Inc. 2004 Equity Incentive Plan (2007 Amendment)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.44

10.31*	Nordstrom, Inc. 2004 Equity Incentive Plan (2008 Amendment)	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.1

10.32*	Nordstrom, Inc. 2010 Equity Incentive Plan	Incorporated by reference to Appendix A to the Registrant’s Form DEF 14A filed on April 8, 2010

10.33*	Nordstrom, Inc. 2010 Equity Incentive Plan as amended February 27, 2013	Incorporated by reference to Appendix A to the Registrant’s Form DEF 14A filed on April 1, 2013

10.34*	Nordstrom, Inc. 2010 Equity Incentive Plan as amended and restated February 26, 2014	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2014, Exhibit 10.4

10.35*	Nordstrom, Inc. Leadership Separation Plan (Effective March 1, 2005)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005, Exhibit 10.43

10.36*	Amendment 2006-1 to the Nordstrom, Inc. Leadership Separation Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.56

10.37*	Amendment 2008-1, Nordstrom, Inc. Leadership Separation Plan	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.3

10.38*	Amendment 2011-1 to the Nordstrom Leadership Separation Plan	Incorporated by reference from the Registrant’s Form 8-K filed on August 25, 2011, Exhibit 10.1

10.39*	Amendment 2013-1 to the Nordstrom Leadership Separation Plan	Incorporated by reference from the Registrant’s Form 8-K filed on March 5, 2013, Exhibit 10.1

10.40*	Amendment 2016-1 to Nordstrom Leadership Separation Plan	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2016, Exhibit 10.4

10.41*	Form of 2011 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2010, Exhibit 10.2

10.42*	Form of 2012 Performance Share Unit Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 18, 2011, Exhibit 10.2

10.43*	Form of 2013 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 14, 2012, Exhibit 10.2

10.44*	Form of 2014 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2014, Exhibit 10.3

10.45*	Form of the 2015 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on February 19, 2015, Exhibit 10.3

10.46*	Form of the 2016 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2016, Exhibit 10.3
*This exhibit is a management contract, compensatory plan or arrangement

	Exhibit	Method of Filing
10.47*	Form of the 2017 Performance Share Unit Notice and Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on February 23, 2017, Exhibit 10.3

10.48*	Nordstrom Supplemental Executive Retirement Plan (2008)	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.4

10.49*	Amendment 2009-1 to the Nordstrom Supplemental Executive Retirement Plan	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.4

10.50*	Amendment 2014-1 to the Nordstrom Supplemental Executive Retirement Plan	Incorporated by reference from the Registrant’s Form 8-K filed on August 25, 2014, Exhibit 10.1

10.51*	Amendment 2014-2 to the Nordstrom Supplemental Executive Retirement Plan	Incorporated by reference from the Registrant’s Form 8-K filed on August 25, 2014, Exhibit 10.2

10.52	Nordstrom Directors Deferred Compensation Plan (2002 Restatement)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2004, Exhibit 10.55

10.53	Nordstrom Directors Deferred Compensation Plan (2007)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.41

10.54	Amendment 2009-1 to the Nordstrom Directors Deferred Compensation Plan	Incorporated by reference from the Registrant’s Form S-8 filed on September 9, 2009, Exhibit 10.5

10.55	2009 Form of Independent Director Indemnification Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.1

10.56	2010 Form of Independent Director Indemnification Agreement	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2011, Exhibit 10.78

10.57	The 2002 Nonemployee Director Stock Incentive Plan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002, Exhibit 10.1

10.58	Nordstrom, Inc. 2002 Nonemployee Director Stock Incentive Plan (2007 Amendment)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.39

10.59	Form of Restricted Stock Award under the 2002 Nonemployee Director Stock Incentive Plan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2007, Exhibit 10.1

10.60	Form of 2012 Restricted Stock Unit Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 18, 2011, Exhibit 10.3

10.61	Form of 2013 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 14, 2012, Exhibit 10.3

10.62	Form of 2014 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2014, Exhibit 10.2

10.63	Form of the 2015 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on February 19, 2015, Exhibit 10.2

10.64	Form of the 2016 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2016, Exhibit 10.2

10.65	Form of 2016 Restricted Stock Unit Award Agreement, Supplemental Award	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016, Exhibit 10.3

10.66	Form of the 2017 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on February 23, 2017, Exhibit 10.2

10.67	Form of 2017 Restricted Stock Unit Award Agreement, Supplemental Award	Filed herewith electronically
*This exhibit is a management contract, compensatory plan or arrangement

Nordstrom, Inc. and subsidiaries 73

	Exhibit	Method of Filing
10.68	Commitment of Nordstrom, Inc. to Nordstrom fsb dated June 17, 2004	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, Exhibit 10.4

10.69	Nordstrom fsb Segregated Earmarked Deposit Agreement and Security Agreement by and between Nordstrom fsb and Nordstrom, Inc. dated July 1, 2004	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, Exhibit 10.5

10.70
Revolving Credit Agreement dated April 1, 2015, between Registrant and each of the initial lenders named therein as lenders; Bank of America, N.A. as administrative agent; Wells Fargo Bank, National Association and U.S. Bank, National Association as co-syndication agents; and Fifth Third Bank as managing agent.
Incorporated by reference from the Registrant’s Form 8-K filed on April 6, 2015, Exhibit 10.1

10.71	First Amendment to Revolving Credit Agreement dated March 31, 2016, between Registrant, Bank of America, N.A. as Agent and the Lenders party thereto	Incorporated by reference from the Registrant’s Form 8-K filed on April 6, 2016, Exhibit 10.1

10.72	Performance Undertaking dated December 4, 2001 between Registrant and Bank One, N.A.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002, Exhibit 10.38

10.73	Servicing Agreement, dated as of May 1, 2007, by and between Nordstrom fsb, and Nordstrom Credit, Inc.	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.2

10.74
Amended and Restated Transfer and Servicing Agreement, dated as of May 1, 2007, by and between Nordstrom Credit Card Receivables II LLC, as transferor, Nordstrom fsb, as servicer, Wells Fargo Bank, National Association, as indenture trustee, and Nordstrom Credit Card Master Note Trust II, as issuer
Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.4

10.75	Second Amended and Restated Trust Agreement, dated as of May 1, 2007, by and between Nordstrom Credit Card Receivables II LLC, as transferor, and Wilmington Trust Company, as owner trustee	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.5

10.76	Amended and Restated Administration Agreement, dated as of May 1, 2007, by and between Nordstrom Credit Card Master Note Trust II, as issuer, and Nordstrom fsb, as administrator	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.6

10.77	Amended and Restated Receivables Purchase Agreement, dated as of May 1, 2007, by and between Nordstrom Credit, Inc., as seller and Nordstrom Credit Card Receivables II LLC, as purchaser	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.3

10.78	Participation Agreement, dated as of May 1, 2007, by and between Nordstrom fsb, as seller and Nordstrom Credit, Inc., as purchaser	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.1

10.79	Confirmation of transaction between The Royal Bank of Scotland plc and Nordstrom Inc., dated as of December 22, 2009	Incorporated by reference from the Registrant’s Form 8-K filed on December 23, 2009, Exhibit 10.1

10.80	Confirmation of transaction between Wachovia Bank N.A. and Nordstrom Inc., dated as of December 22, 2009	Incorporated by reference from the Registrant’s Form 8-K filed on December 23, 2009, Exhibit 10.2

10.81	Press release dated February 27, 2013 announcing that its Board of Directors authorized an $800 million share repurchase program	Incorporated by reference from the Registrant’s Form 8-K filed on February 28, 2013, Exhibit 99.1

10.82	Press release dated September 4, 2014 announcing that its Board of Directors authorized a $1,000 million share repurchase program	Incorporated by reference from the Registrant’s Form 8-K filed on September 4, 2014, Exhibit 99.1

	Exhibit	Method of Filing
10.83	Press release dated October 1, 2015 announcing that its Board of Directors authorized a $1,000 million share repurchase program	Incorporated by reference from the Registrant’s Form 8-K filed on October 2, 2015, Exhibit 99.1

10.84	Press release dated February 17, 2017 announcing that its Board of Directors authorized a $500 million share repurchase program and approved a quarterly dividend	Incorporated by reference from the Registrant’s Form 8-K filed on February 21, 2017, Exhibit 99.2

10.85	Historical Statement of Earnings and segment data for fiscal year 2012 reclassified for consistency with our current view of business performance	Incorporated by reference from the Registrant’s Form 8-K filed on May 16, 2013, Exhibit 99.2

10.86	Historical Statement of Earnings and Operating Results for fiscal year 2012 by quarter reclassified for consistency with our current view of business performance	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2013, Exhibit 99.2

10.87	Press release dated December 3, 2013 announcing the pricing of a private offering of 2044 Notes	Incorporated by reference from the Registrant’s Form 8-K filed on December 4, 2013, Exhibit 99.1

10.88	Press release dated December 3, 2013 announcing the commencement of a private exchange offering	Incorporated by reference from the Registrant’s Form 8-K filed on December 4, 2013, Exhibit 99.2

10.89	Press release dated December 12, 2013 announcing the closing of the private offering of 2044 Notes	Incorporated by reference from the Registrant’s Form 8-K filed on December 12, 2013, Exhibit 99.1

10.90	Press release dated December 17, 2013 relating to the expiration of the early participation period	Incorporated by reference from the Registrant’s Form 8-K filed on December 17, 2013, Exhibit 99.1

10.91	Press release dated January 2, 2014 relating to the closing of the private exchange offer	Incorporated by reference from the Registrant’s Form 8-K filed on January 2, 2014, Exhibit 99.1

10.92	Purchase and Sale Agreement by and among Nordstrom, Inc., Nordstrom Credit, Inc., Nordstrom FSB and TD Bank USA, N.A. dated May 25, 2015	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015, Exhibit 10.1

10.93	Credit Card Program Agreement by and among Nordstrom, Inc., Nordstrom FSB and TD Bank USA, N.A. dated May 25, 2015	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015, Exhibit 10.1

21.1	Significant subsidiaries of the Registrant	Filed herewith electronically

23.1	Consent of Independent Registered Public Accounting Firm	Filed as page 69 of this report

31.1	Certification of Co-President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of Co-President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Filed herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

Nordstrom, Inc. and subsidiaries 75