Form 10-Q
period 2017-04-29
NORDSTROM INC
filed 2017-05-31
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2017
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Common stock outstanding as of May 24, 2017: 166,052,065 shares

1 of 25

NORDSTROM, INC.

2 of 25

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended
	April 29, 2017	April 30, 2016
Net sales	$3,279	$3,192
Credit card revenues, net	75	57
Total revenues	3,354	3,249
Cost of sales and related buying and occupancy costs	(2,155)	(2,100)
Selling, general and administrative expenses	(1,048)	(1,043)
Earnings before interest and income taxes	151	106
Interest expense, net	(48)	(31)
Earnings before income taxes	103	75
Income tax expense	(40)	(29)
Net earnings	$63	$46

Earnings per share:
Basic	$0.38	$0.27
Diluted	$0.37	$0.26

Weighted-average shares outstanding:
Basic	167.3	173.1
Diluted	169.1	175.7
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended
	April 29, 2017	April 30, 2016
Net earnings	$63	$46
Foreign currency translation adjustment	(12)	27
Postretirement plan adjustments, net of tax	1	1
Comprehensive net earnings	$52	$74
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 25

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	April 29, 2017	January 28, 2017	April 30, 2016
Assets
Current assets:
Cash and cash equivalents	$653	$1,007	$470
Accounts receivable, net	209	199	224
Merchandise inventories	2,160	1,896	2,125
Prepaid expenses and other	147	140	173
Total current assets	3,169	3,242	2,992

Land, property and equipment (net of accumulated depreciation of $5,742, $5,596 and $5,170)	3,872	3,897	3,789
Goodwill	238	238	435
Other assets	492	481	483
Total assets	$7,771	$7,858	$7,699

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,590	$1,340	$1,456
Accrued salaries, wages and related benefits	319	455	320
Other current liabilities	1,225	1,223	1,150
Current portion of long-term debt	11	11	10
Total current liabilities	3,145	3,029	2,936

Long-term debt, net	2,731	2,763	2,776
Deferred property incentives, net	530	521	536
Other liabilities	688	675	576

Commitments and contingencies (Note 4)

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 166.0, 170.0 and 173.4 shares issued and outstanding	2,730	2,707	2,582
Accumulated deficit	(1,999)	(1,794)	(1,677)
Accumulated other comprehensive loss	(54)	(43)	(30)
Total shareholders’ equity	677	870	875
Total liabilities and shareholders’ equity	$7,771	$7,858	$7,699
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 25

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

				Accumulated
				Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Loss	Total
Balance at January 28, 2017	170.0	$2,707	($1,794)	($43)	$870
Net earnings	—	—	63	—	63
Other comprehensive loss	—	—	—	(11)	(11)
Dividends ($0.37 per share)	—	—	(62)	—	(62)
Issuance of common stock under stock compensation plans	0.3	11	—	—	11
Stock-based compensation	0.3	12	—	—	12
Repurchase of common stock	(4.6)	—	(206)	—	(206)
Balance at April 29, 2017	166.0	$2,730	($1,999)	($54)	$677

				Accumulated
				Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Loss	Total
Balance at January 30, 2016	173.5	$2,539	($1,610)	($58)	$871
Net earnings	—	—	46	—	46
Other comprehensive earnings	—	—	—	28	28
Dividends ($0.37 per share)	—	—	(63)	—	(63)
Issuance of common stock under stock compensation plans	0.7	28	—	—	28
Stock-based compensation	0.2	15	—	—	15
Repurchase of common stock	(1.0)	—	(50)	—	(50)
Balance at April 30, 2016	173.4	$2,582	($1,677)	($30)	$875
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 25

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Quarter Ended
	April 29, 2017	April 30, 2016
Operating Activities
Net earnings	$63	$46
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses	161	155
Amortization of deferred property incentives and other, net	(26)	(17)
Deferred income taxes, net	(21)	6
Stock-based compensation expense	16	20
Change in operating assets and liabilities:
Accounts receivable	(10)	(27)
Merchandise inventories	(266)	(212)
Prepaid expenses and other assets	(11)	94
Accounts payable	272	192
Accrued salaries, wages and related benefits	(136)	(96)
Other current liabilities	9	(6)
Deferred property incentives	32	13
Other liabilities	6	8
Net cash provided by operating activities	89	176

Investing Activities
Capital expenditures	(153)	(205)
Other, net	9	31
Net cash used in investing activities	(144)	(174)

Financing Activities
Proceeds from long-term borrowings, net of discounts	635	—
Principal payments on long-term borrowings	(653)	(2)
Decrease in cash book overdrafts	(21)	(33)
Cash dividends paid	(62)	(63)
Payments for repurchase of common stock	(211)	(50)
Proceeds from issuances under stock compensation plans	11	28
Tax withholding on share-based awards	(5)	(4)
Other, net	7	(3)
Net cash used in financing activities	(299)	(127)

Net decrease in cash and cash equivalents	(354)	(125)
Cash and cash equivalents at beginning of period	1,007	595
Cash and cash equivalents at end of period	$653	$470

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes (refund), net	$4	($83)
Interest, net of capitalized interest	50	17
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

6 of 25

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 1: BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the balances of Nordstrom, Inc. and its subsidiaries (the “Company”). All intercompany transactions and balances are eliminated in consolidation. The interim Condensed Consolidated Financial Statements have been prepared on a basis consistent in all material respects with the accounting policies described and applied in our 2016 Annual Report on Form 10-K (“Annual Report”), and reflect all adjustments of a normal recurring nature that are, in management’s opinion, necessary for the fair presentation of the results of operations, financial position and cash flows for the periods presented.
The Condensed Consolidated Financial Statements as of and for the periods ended April 29, 2017 and April 30, 2016 are unaudited. The Condensed Consolidated Balance Sheet as of January 28, 2017 has been derived from the audited Consolidated Financial Statements included in our 2016 Annual Report. The interim Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and related footnote disclosures contained in our 2016 Annual Report.
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
Our business, like that of other retailers, is subject to seasonal fluctuations. Our sales are typically higher during our Anniversary Sale and the holidays in the fourth quarter. Consistent with the timing in 2016, our 2017 Anniversary Sale will take place during the last week of July and the first week of August, spanning the second and third quarters. Results for any quarter are not indicative of the results that may be achieved for a full fiscal year.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which was subsequently modified in August 2015 by ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. In 2016, the FASB issued additional ASUs which clarify the implementation guidance on principal versus agent considerations, on identifying performance obligations and licensing, on the revenue recognition criteria and other technical corrections. In our ongoing evaluation of this ASU, we have determined that the new standard will primarily impact the following areas: gift card breakage will be estimated based on the historical pattern of gift card redemption, rather than when redemption is considered remote; sales attributable to the loyalty program benefits (e.g., points, alterations) will be deferred rather than recorded as an increase to cost of sales; revenue related to our online sales will be recognized at the shipping point rather than receipt by the customer; and estimated costs of returns will be recorded as a current asset rather than netted with our sales return reserve. We plan to adopt this ASU in the first quarter of 2018 and are continuing to evaluate the impacts this ASU and related disclosures will have on our Consolidated Financial Statements, as well as our preferred transition method.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation — Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments and presentation within the financial statements. We adopted ASU No. 2016-09 with an effective date of January 29, 2017. The impact of the adoption resulted in the following:

•
Excess tax benefits and deficiencies resulting from stock-based compensation arrangements are now recorded within income tax expense on the Condensed Consolidated Statement of Earnings when the awards vest or are settled, rather than within equity. Additionally, excess tax benefits are now excluded from assumed future proceeds in our calculation of diluted shares for purposes of determining diluted earnings per share. The prospective adoption of this provision did not have a material effect on the Condensed Consolidated Financial Statements for the quarter ended April 29, 2017. We had no previously unrecognized excess tax benefits that would have resulted in a cumulative-effect adjustment to beginning retained earnings.

7 of 25

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

•
Forfeitures on share-based awards are recorded as they occur, rather than our historical method of estimating forfeitures at the grant date. In evaluating the impact of this change, the adjustment to adopt on a modified retrospective basis was immaterial, therefore no adjustment has been made to beginning retained earnings.

•
Excess tax benefits from stock-based compensation arrangements are classified as cash flows from operations, rather than as cash flows from financing activities. We adopted this change retrospectively, which resulted in an increase to net cash provided by operating activities and an increase in cash flows used in financing activities of $1 for the quarter ended April 30, 2016. Additionally, cash flows related to withholding shares for tax purposes on net-settled awards are classified as financing activities, rather than operating activities. This classification change was also adopted retrospectively, resulting in an increase of $4 to net cash provided by operating activities with an offsetting increase to net cash used in financing activities on the Condensed Consolidated Statement of Cash Flows for the quarter ended April 30, 2016.

NOTE 2: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt, including capital leases, is as follows:

	April 29, 2017	January 28, 2017	April 30, 2016
Secured
Mortgage payable, 7.68%, due April 2020	$23	$24	$29
Other	2	3	4
Total secured debt	25	27	33

Unsecured
Net of unamortized discount:
Senior notes, 6.25%, due January 2018	—	650	649
Senior notes, 4.75%, due May 2020	499	499	499
Senior notes, 4.00%, due October 2021	500	500	500
Senior notes, 4.00%, due March 2027	349	—	—
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 7.00%, due January 2038	146	146	146
Senior notes, 5.00%, due January 2044	890	602	601
Other	33	50	58
Total unsecured debt	2,717	2,747	2,753

Total long-term debt	2,742	2,774	2,786
Less: current portion	(11)	(11)	(10)
Total due beyond one year	$2,731	$2,763	$2,776

During the first quarter, we issued $350 aggregate principal amount of 4.00% senior unsecured notes due March 2027 and $300 aggregate principal amount of 5.00% senior unsecured notes due January 2044. With the proceeds of these new notes, we retired our $650 senior unsecured notes that were due January 2018. For the quarter ended April 29, 2017, we incurred $18 of net interest expense related to the refinancing, which included the write-off of unamortized balances associated with the debt discount, issue costs and fair value hedge adjustment resulting from the sale of our interest rate swap agreements in 2012. It also included a one-time payment of $24 to 2018 Senior Note holders under a make-whole provision, which represents the net present value of expected coupon payments had the notes been outstanding through the original maturity date.

8 of 25

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

Credit Facilities
As of April 29, 2017, we had total short-term borrowing capacity of $800 under our senior unsecured revolving credit facility (“revolver”) that expires in April 2020. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes. We have the option to increase the revolving commitment by up to $200, to a total of $1,000, provided that we obtain written consent from the lenders. As of April 29, 2017, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our revolver.
The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) leverage ratio of no more than four times. As of April 29, 2017, we were in compliance with this covenant.
NOTE 3: FAIR VALUE MEASUREMENTS
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
We estimate the fair value of our long-term debt using quoted market prices of the same or similar issues and, as such, this is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	April 29, 2017	January 28, 2017	April 30, 2016
Carrying value of long-term debt	$2,742	$2,774	$2,786
Fair value of long-term debt	2,921	2,949	3,085
Non-financial Assets Measured at Fair Value on a Nonrecurring Basis
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill, investment in contract asset and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. There were no material impairment charges for these assets for the quarters ended April 29, 2017 and April 30, 2016.
NOTE 4: COMMITMENTS AND CONTINGENCIES
Plans for our Manhattan full-line store, which we currently expect to open in 2019, ultimately include owning a condominium interest in a mixed-use tower and leasing certain nearby properties. As of April 29, 2017, we had approximately $249 of fee interest in land, which is expected to convert to a condominium interest once the store is constructed. We have committed to make future installment payments based on the developer meeting pre-established construction and development milestones. In the event that this project is not completed, the opening may be delayed and we may be subject to future losses or capital commitments in order to complete construction or to monetize our investment in the land.
NOTE 5: SHAREHOLDERS’ EQUITY
In February 2017, our Board of Directors authorized a program to repurchase up to $500 of our outstanding common stock, through August 31, 2018. Our October 1, 2015 Board authorized share repurchase program expired in March 2017, which had $409 of unused capacity upon program expiration.
During the quarter ended April 29, 2017, we repurchased 4.6 shares of our common stock for an aggregate purchase price of $206 and had $414 remaining in share repurchase capacity as of April 29, 2017. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission (“SEC”) rules.
In May 2017, subsequent to quarter end, we declared a quarterly dividend of $0.37 per share, which will be paid on June 12, 2017.

9 of 25

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 6: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended
	April 29, 2017	April 30, 2016
Restricted stock units	$12	$6
Stock options	3	8
Acquisition-related stock compensation	—	4
Other	1	2
Total stock-based compensation expense, before income tax benefit	16	20
Income tax benefit	(6)	(6)
Total stock-based compensation expense, net of income tax benefit	$10	$14
In 2014, restricted stock units became a growing component of our stock-based compensation mix. In the first quarter of 2017, this trend continued as our annual grant allocation shifted towards more restricted stock units and less options to better align with our compensation program’s guiding principles. The following table summarizes our grants:

	Quarter Ended
	April 29, 2017		April 30, 2016
	Granted	Weighted-average grant-date fair value per unit	Granted	Weighted-average grant-date fair value per unit
Restricted stock units	1.7	$43	0.7	$49
Stock options	0.3	$16	2.5	$16
Performance share units	0.1	$40	0.1	$44
NOTE 7: EARNINGS PER SHARE
The computation of earnings per share is as follows:

	Quarter Ended
	April 29, 2017	April 30, 2016
Net earnings	$63	$46

Basic shares	167.3	173.1
Dilutive effect of common stock equivalents	1.8	2.6
Diluted shares	169.1	175.7

Earnings per basic share	$0.38	$0.27
Earnings per diluted share	$0.37	$0.26

Anti-dilutive common stock equivalents	12.1	6.8

10 of 25

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 8: SEGMENT REPORTING
The following table sets forth information for our reportable segments:

	Retail	Corporate/Other	Retail Business	Credit	Total
Quarter Ended April 29, 2017
Net sales	$3,308	($29)	$3,279	$—	$3,279
Credit card revenues, net	—	—	—	75	75
Earnings (loss) before interest and income taxes	212	(97)	115	36	151
Interest expense, net	—	(48)	(48)	—	(48)
Earnings (loss) before income taxes	212	(145)	67	36	103

Quarter Ended April 30, 2016
Net sales	$3,258	($66)	$3,192	$—	$3,192
Credit card revenues, net	—	—	—	57	57
Earnings (loss) before interest and income taxes	189	(99)	90	16	106
Interest expense, net	—	(31)	(31)	—	(31)
Earnings (loss) before income taxes	189	(130)	59	16	75
The following table summarizes net sales within our reportable segments:

	Quarter Ended
	April 29, 2017	April 30, 2016
Nordstrom full-line stores - U.S.	$1,482	$1,582
Nordstrom.com	548	495
Nordstrom	2,030	2,077

Nordstrom Rack	954	894
Nordstromrack.com/HauteLook	198	166
Off-price	1,152	1,060

Other retail[1]	126	121
Retail segment	3,308	3,258
Corporate/Other	(29)	(66)
Total net sales	$3,279	$3,192
1 Other retail includes Nordstrom Canada full-line stores, Trunk Club and Jeffrey boutiques (see Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations).

11 of 25

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
Strategic and Operational

•
successful execution of our customer strategy, including expansion into new domestic and international markets, acquisitions, investments in our stores and online, as well as investments in technology, our ability to realize the anticipated benefits from growth initiatives and our ability to provide a seamless experience across all channels,

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

•	successful execution of our information technology strategy,

•	our ability to effectively utilize data in strategic planning and decision making,

•	efficient and proper allocation of our capital resources,

•	our ability to realize the expected benefits, respond to potential risks and appropriately manage costs associated with our program agreement with TD Bank, N.A.,

•	our ability to safeguard our reputation and maintain our vendor relationships,

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
These and other factors, including those factors described in Part I, “Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K could affect our financial results and cause actual results to differ materially from any forward-looking information we may provide. We undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances.

12 of 25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

OVERVIEW
Our customers remain at the center of our strategy. Our business model continues to evolve to one that is more diversified, providing customers multiple ways to shop with us. With customer service and our merchandising strategy at the forefront, we feel we have conservatively planned the business based on recent trends and we continued to maintain discipline around inventory and expenses during the quarter. Our first quarter earnings of $63, or $0.37 per share, were in-line with expectations. Our net sales increased 2.7%, and comparable sales decreased 0.8%, which is generally consistent with the trends we have experienced over the past year. While we are not satisfied with our top-line results, we continue to see growth in ecommerce and our overall customer base fueled by our investments in capabilities to better serve our customers and gain market share:

•	Online sales increased to 24% of total net sales, driven by growth of 11% at Nordstrom.com and 19% at Nordstromrack.com/HauteLook.

•	Net sales for our off-price business increased 8.7% and now represents roughly 30% of total net sales.

•	Total customer count increased compared with the first quarter ended 2016, reflecting our ongoing efforts to gain new customers.

•	Through the successful partnership with TD Bank, N.A., which was established in the third quarter of 2015, credit card revenues increased $18 during the quarter.
Our local market assets – our stores, salespeople, product and services – represent the core of our brand. Our stores play an important role in attracting and retaining customers, but we also know customers like to shop online and increasingly with mobile devices. We have a high-quality portfolio of 122 full-line stores in some of the best malls, which contribute positive cash flow to our business. We have also strategically grown our off-price business, which is positioned as our largest source of new customers, and brings with it a younger customer demographic. Approximately one-third of customers who start shopping at the Rack also cross-shop in our full-price channels. We believe our local market assets and how we utilize them gives us a unique, competitive advantage in the market.
As we look ahead, we have a number of opportunities to drive growth:

•	From a merchandising perspective, we continue to focus on providing customers with newness through a greater emphasis on limited-distribution and relevant product.

•
Our long-term ambition is for continued double-digit online growth. With more than half of our online customer visits originating from mobile devices, we are pursuing new ways to connect the physical and digital experiences. For example, we plan to expand our Reserve Online and Try On In Store program from 6 to 50 stores this year. We have also increased the speed and agility around enhancements to our product pages, navigation and content.

•
This fall, we have our sixth full-line store opening in Canada – at CF Sherway Gardens in Toronto, and two full-line store relocations in California – at Westfield Century City in Los Angeles and at University Towne Center in San Diego. We have opened six Racks so far in 2017 and have 11 more opening in the fall.

As our business evolves, we will continue to aggressively prioritize our resources to ensure that we can serve customers with high-quality products and services while achieving profitable growth. Through these ongoing efforts, we believe we will be well-positioned for future success.

13 of 25

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
Retail Business
Our Retail Business includes our Nordstrom U.S. and Canada full-line stores, Nordstrom.com, Nordstrom Rack stores, Nordstromrack.com/HauteLook, Trunk Club, Jeffrey boutiques and Last Chance clearance stores. For purposes of discussion and analysis of our results of operations of our Retail Business, we combine our Retail segment results with revenues and expenses in the “Corporate/Other” column of Note 8: Segment Reporting in Item 1 (collectively, the “Retail Business”).
Certain metrics we use to evaluate the Retail Business may not be calculated in a consistent manner among industry peers. Provided below are definitions of metrics we present within our analysis of the Retail Business:

•	Comparable Sales – sales from stores that have been open at least one full year at the beginning of the year. Total Company comparable sales include sales from our online channels

•	Gross Profit – net sales less cost of sales and related buying and occupancy costs

•	Inventory Turnover Rate – annual cost of sales and related buying and occupancy costs (for all segments) divided by the trailing 4-quarter average inventory

•	Total Sales Per Square Foot – net sales divided by weighted-average square footage

•
4-wall Sales Per Square Foot – sales for Nordstrom U.S. and Canada full-line stores, Nordstrom Rack stores, Trunk Club clubhouses, Jeffrey boutiques and Last Chance clearance stores divided by their weighted-average square footage

Summary
The following table summarizes the results of our Retail Business:

	Quarter Ended
	April 29, 2017		April 30, 2016
	Amount	% of net sales[1]	Amount	% of net sales[1]
Net sales	$3,279	100.0%	$3,192	100.0%
Cost of sales and related buying and occupancy costs	(2,154)	(65.7%)	(2,099)	(65.8%)
Gross profit	1,125	34.3%	1,093	34.2%
Selling, general and administrative expenses	(1,010)	(30.8%)	(1,003)	(31.4%)
Earnings before interest and income taxes	$115	3.5%	$90	2.8%
1 Subtotals and totals may not foot due to rounding.

14 of 25

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

	Quarter Ended
	April 29, 2017	April 30, 2016
Net sales by channel:
Nordstrom full-line stores - U.S.	$1,482	$1,582
Nordstrom.com	548	495
Full-price	2,030	2,077

Nordstrom Rack	954	894
Nordstromrack.com/HauteLook	198	166
Off-price	1,152	1,060

Other retail[1]	126	121
Retail segment	3,308	3,258
Corporate/Other	(29)	(66)
Total net sales	$3,279	$3,192

Net sales increase	2.7%	2.5%

Comparable sales increase (decrease) by channel:
Nordstrom full-line stores - U.S.	(6.4%)	(7.7%)
Nordstrom.com	10.9%	3.1%
Full-price	(2.3%)	(5.4%)
Nordstrom Rack	(0.9%)	(0.8%)
Nordstromrack.com/HauteLook	19.1%	41.8%
Off-price	2.3%	4.6%
Total Company	(0.8%)	(1.7%)

Sales per square foot:
Total sales per square foot	$110	$111
4-wall sales per square foot	85	89
Full-line sales per square foot - U.S.	72	76
Nordstrom Rack sales per square foot	120	123
1 Other retail includes Nordstrom Canada full-line stores, Trunk Club and Jeffrey boutiques.
Total Company net sales increased 2.7% for the first quarter ended 2017, compared with the same period in 2016, while comparable sales decreased 0.8% for the first quarter ended 2017. During the quarter, we closed one full-line store and opened five Nordstrom Rack stores.
Full-price net sales, which consists of U.S. full-line and Nordstrom.com channels, decreased 2.2% for the first quarter ended 2017, while comparable sales decreased 2.3%. Also on a comparable basis for the quarter, full-price experienced a decrease in the total number of items sold, partially offset by an increase in the average selling price per item sold. The top-performing merchandise categories were Men’s and Women’s Apparel. The West was the top-performing U.S. geographic region.
Off-price net sales, which consists of Nordstrom Rack and Nordstromrack.com/HauteLook channels, increased 8.7% for the quarter ended April 29, 2017, compared with the same period in 2016, while comparable sales increased 2.3%. Nordstromrack.com/Hautelook had a comparable sales increase of 19.1%, while Nordstrom Rack decreased 0.9% for the first quarter ended 2017. The average selling price per item sold decreased at Nordstrom Rack, partially offset by an increase in the total number of items sold. Kids was the top-performing merchandise category and the West was the top-performing geographic region.

15 of 25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Other retail net sales increased due to new store openings in Canada, partially offset by planned decreases in Trunk Club. Trunk Club’s results align with the long-term operating plan, which was updated in the third quarter of 2016.
Retail Business Gross Profit
The following table summarizes the Retail Business gross profit (“Retail GP”):

	Quarter Ended
	April 29, 2017	April 30, 2016
Retail gross profit	$1,125	$1,093
Retail gross profit as a % of net sales	34.3%	34.2%
Ending inventory per square foot	$72.58	$73.87
Inventory turnover rate	4.47	4.42
Our Retail GP rate was relatively flat for the first quarter ended 2017, compared with the same period in 2016, due to improvement in full-price gross margin performance, partially offset by increased markdowns in the off-price business. Continued inventory execution led to improvements in both ending inventory per square foot and the inventory turnover rate as of April 29, 2017.
Retail Business Selling, General and Administrative Expenses
Retail Business selling, general and administrative expenses (“Retail SG&A”) are summarized in the following table:

	Quarter Ended
	April 29, 2017	April 30, 2016
Retail selling, general and administrative expenses	$1,010	$1,003
Retail selling, general and administrative expenses as a % of net sales	30.8%	31.4%
For the quarter ended April 29, 2017, Retail SG&A was relatively flat. Our Retail SG&A rate decreased 62 basis points primarily due to higher credit chargeback expenses and severance charges in 2016, partially offset by planned increases in technology expenses.
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
Summary
The table below provides a detailed view of the operational results of our Credit segment, consistent with Note 8: Segment Reporting in Item 1:

	Quarter Ended
	April 29, 2017	April 30, 2016
Credit card revenues, net	$75	$57
Credit expenses	(39)	(41)
Earnings before interest and income taxes	$36	$16

Credit and debit card volume:
Outside	$1,001	$1,016
Inside	1,237	1,267
Total volume	$2,238	$2,283
Credit and debit card volume represents sales on the total portfolio plus applicable sales taxes. The decrease in inside spend was largely attributed to lower debit card usage.

16 of 25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Card Revenues, net
The following is a summary of our credit card revenues, net:

	Quarter Ended
	April 29, 2017	April 30, 2016
Credit program revenues, net	$72	$54
Other	3	3
Total credit card revenues, net	$75	$57
Pursuant to our program agreement with TD Bank, N.A., we receive our portion of the ongoing credit card revenue, net of credit losses, from both sold and newly generated credit card receivables, which is recorded in credit program revenues, net. Asset amortization and deferred revenue recognition associated with the assets and liabilities recorded as part of the transaction are also recognized in credit program revenues, net. Revenue earned under the program agreement is impacted by the credit quality of receivables, both owned and serviced, and factors such as deteriorating economic conditions, declining creditworthiness of cardholders and the execution of account management and collection activities may heighten the risk of credit losses. Other credit card revenues include finance charge revenue, interchange fees and late fees.
Despite lower card volumes, credit card revenues, net increased $18 for the quarter ended April 29, 2017, compared with the same period in 2016, primarily due to increased finance charges on higher receivable balances associated with providing customers lower minimum payment options. This translated to higher revenues earned under the program agreement. There was also a reduction in amortization expenses related to the sale of the credit card portfolio of $7.
Credit Expenses
Total credit expenses were relatively flat for the quarter ended April 29, 2017, compared with the same period in 2016.
Total Company Results
Interest Expense, net
Interest expense, net was $48 for the first quarter ended April 29, 2017, compared with $31 for the same period in 2016. The increase was primarily due to a net interest expense charge of $18 related to the $650 debt refinancing completed in the first quarter of 2017 (see Note 2: Debt and Credit Facilities in Item 1).
Income Tax Expense
Income tax expense is summarized in the following table:

	Quarter Ended
	April 29, 2017	April 30, 2016
Income tax expense	$40	$29
Effective tax rate	38.7%	38.4%
The effective tax rate remained relatively consistent for the first quarter ended April 29, 2017, compared with the same period in 2016, including the impact of stock compensation and jurisdictional mix of income.
Earnings Per Share
Earnings per share is as follows:

	Quarter Ended
	April 29, 2017	April 30, 2016
Basic	$0.38	$0.27
Diluted	$0.37	$0.26
Earnings per diluted share increased for the first quarter ended April 29, 2017, compared with the same period in 2016, primarily due to $30 of non-operational charges in the first quarter of 2016 related to higher credit chargeback expenses associated with an industry change in liability rules and severance charges due to the realignment of corporate support functions.

17 of 25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

2017 Outlook
The Company’s annual outlook expectations for earnings per diluted share are unchanged, incorporating first quarter results, debt refinancing costs and the impact of share repurchases in the first quarter. Nordstrom’s expectations for fiscal 2017, which include the impact of the 53rd week, are as follows:

Current Outlook
Net sales (percent)	3 to 4 increase
Comparable sales (percent)	Approximately flat
Retail EBIT	$780 to $840
Credit EBIT	Approximately $140
Earnings per diluted share (excluding the impact of any future share repurchases)	$2.75 to $3.00
The 53rd week is expected to add approximately $200 to total sales and is not included in comparable sales calculations.
Return on Invested Capital (“ROIC”) (Non-GAAP financial measure)
We believe ROIC is a useful financial measure for investors in evaluating the efficiency and effectiveness of our use of capital and believe ROIC is an important component of shareholders’ return over the long term. In addition, we incorporate ROIC in our executive incentive compensation measures. For the 12 fiscal months ended April 29, 2017, our ROIC decreased compared with the 12 fiscal months ended April 30, 2016, primarily due to reduced earnings largely impacted by the Trunk Club goodwill impairment in the third quarter of 2016, partially offset by a decrease in average total assets. The non-cash impairment charge had a negative impact on ROIC in the current period of 3.2%.
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

	12 Fiscal Months Ended
	April 29, 2017	April 30, 2016
Net earnings	$371	$518
Add: income tax expense	341	321
Add: interest expense	140	123
Earnings before interest and income tax expense	852	962

Add: rent expense	212	182
Less: estimated depreciation on capitalized operating leases[1]	(113)	(96)
Net operating profit	951	1,048

Less: estimated income tax expense	(436)	(402)
Net operating profit after tax	$515	$646

Average total assets	$7,977	$8,719
Less: average non-interest-bearing current liabilities[2]	(3,013)	(3,039)
Less: average deferred property incentives and deferred rent liability[2]	(644)	(552)
Add: average estimated asset base of capitalized operating leases[3]	1,570	1,312
Average invested capital	$5,890	$6,440

Return on assets	4.7%	5.9%
ROIC	8.7%	10.0%
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

18 of 25

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
Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments. We believe that as of April 29, 2017, our existing cash and cash equivalents on-hand of $653, available credit facilities of $800 and potential future operating cash flows and borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives.
Operating Activities
Net cash provided by operating activities decreased $87 for the quarter ended April 29, 2017, compared with the same period in 2016, primarily due to a tax refund received in 2016, as well as increased inventory purchases to support the Company’s online growth initiatives.
Investing Activities
Net cash used in investing activities decreased $30 for the quarter ended April 29, 2017, compared with the same period in 2016, primarily due to the Manhattan full-line store installment payment of $25 in the first quarter of 2016 (see Note 4: Commitments and Contingencies in Item 1) and decreased capital expenditures for technology.
Financing Activities
Net cash used in financing activities increased $172 for the quarter ended April 29, 2017, compared with the same period in 2016, primarily due to increased share repurchase activity.
Short-term and Long-term Borrowing Activity
During the first quarter, we issued $350 aggregate principal amount of 4.00% senior unsecured notes due March 2027 and $300 aggregate principal amount of 5.00% senior unsecured notes due January 2044. We recorded debt issuance costs incurred as a result of the issuance in other financing activities, net in the Condensed Consolidated Statements of Cash Flows in Item 1. With the proceeds of these new notes, we retired our $650 senior unsecured notes that were due January 2018. See Note 2: Debt and Credit Facilities in Item 1 for additional information.
Free Cash Flow (Non-GAAP financial measure)
Free Cash Flow is one of our key liquidity measures, and when used in conjunction with GAAP measures, provides investors with a meaningful analysis of our ability to generate cash from our business. For the quarter ended April 29, 2017, we had Free Cash Flow of ($147) compared with ($125) for the first quarter ended 2016.
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

	Quarter Ended
	April 29, 2017	April 30, 2016
Net cash provided by operating activities	$89	$176
Less: capital expenditures	(153)	(205)
Less: cash dividends paid	(62)	(63)
Less: change in cash book overdrafts	(21)	(33)
Free Cash Flow	($147)	($125)

19 of 25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Capacity and Commitments
As of April 29, 2017, we had total short-term borrowing capacity of $800 under our senior unsecured revolving credit facility (“revolver”) that expires in April 2020. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes. We have the option to increase the revolving commitment by up to $200, to a total of $1,000, provided that we obtain written consent from the lenders. From time to time we utilize our commercial paper program to fund working capital needs, which has the effect of reducing our available liquidity under the revolver until repaid.
As of April 29, 2017, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our revolver.
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
Debt Covenants
The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) leverage ratio of no more than four times (see the following additional discussion of Adjusted Debt to EBITDAR). As of April 29, 2017, we were in compliance with this covenant.

20 of 25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our goal is to manage debt levels to maintain an investment-grade credit rating and operate with an efficient capital structure. In evaluating our debt levels, this measure provides a reflection of our credit worthiness that could impact our credit rating and borrowing costs. We also have a debt covenant that requires an adjusted debt to EBITDAR leverage ratio of no more than four times. As of April 29, 2017, our Adjusted Debt to EBITDAR was 2.3, compared with 2.4 as of April 30, 2016.
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

	2017[1]	2016[1]
Debt	$2,742	$2,786
Add: estimated capitalized operating lease liability[2]	1,700	1,459
Less: fair value hedge adjustment included in long-term debt	—	(21)
Adjusted Debt	$4,442	$4,224

Net earnings	$371	$518
Add: income tax expense	341	321
Add: interest expense, net	138	123
Earnings before interest and income taxes	850	962

Add: depreciation and amortization expenses	649	593
Add: rent expense	212	182
Add: non-cash acquisition-related charges	207	9
EBITDAR	$1,918	$1,746

Debt to Net Earnings	7.4	5.4
Adjusted Debt to EBITDAR	2.3	2.4
1 The components of Adjusted Debt are as of April 29, 2017 and April 30, 2016, while the components of EBITDAR are for the 12 months ended April 29, 2017 and April 30, 2016.
2 Based upon the estimated lease liability as of the end of the period, calculated as the trailing 12 months of rent expense multiplied by eight. The multiple of eight times rent expense is a commonly used method of estimating the debt we would record for our leases that are classified as operating if they had met the criteria for a capital lease or we had purchased the property.

21 of 25

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We discussed our interest rate risk and our foreign currency exchange risk in Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2016 Annual Report on Form 10-K filed with the SEC on March 20, 2017. There have been no material changes to these risks since that time.
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
On May 4, 2017, the Company filed an 8-K announcing the retirement of Michael G. Koppel as an officer, employee and the Company’s principal financial officer for the purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Blake W. Nordstrom will serve as the Company’s interim principal financial officer until June 2, 2017, at which point Anne L. Bramman will assume the position of Chief Financial Officer and the role of the Company’s principal financial officer.
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

22 of 25

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) SHARE REPURCHASES
(Dollar and share amounts in millions, except per share amounts)
The following is a summary of our first quarter share repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 2017 (January 29, 2017 to February 25, 2017)	2.3	$44.41	2.3	$928
March 2017 (February 26, 2017 to April 1, 2017)[1]	2.2	$44.95	2.2	$420
April 2017 (April 2, 2017 to April 29, 2017)	0.1	$44.73	0.1	$414
Total	4.6	$44.68	4.6
1 On March 1, 2017, our October 1, 2015 Board authorized share repurchase program expired, which had $409 of unused capacity upon program expiration.
In February 2017, our Board of Directors authorized a program to repurchase up to $500 of our outstanding common stock, through August 31, 2018. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to market and economic conditions and applicable SEC rules.
Item 6. Exhibits.
Exhibits are incorporated herein by reference or are filed or furnished with this report as set forth in the Exhibit Index on page 25 hereof.

23 of 25

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Blake W. Nordstrom
Blake W. Nordstrom
Co-President and Interim Chief Financial Officer
(Principal Financial Officer)

Date:	May 31, 2017

24 of 25

NORDSTROM, INC.
Exhibit Index

Exhibit		Method of Filing
10.1
Underwriting Agreement, dated March 6, 2017, by and between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC and U.S. Bancorp Investments, Inc., as representatives of the several underwriters named therein.
Incorporated by reference from the Registrant’s Form 8-K filed on March 10, 2017, Exhibit 1.1

31.1	Certification of Co-President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Interim Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of Co-President and Interim Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Filed herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

25 of 25