Form 10-Q
period 2017-07-29
NORDSTROM INC
filed 2017-08-29
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2017
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
YES ☐ NO ☑
Common stock outstanding as of August 23, 2017: 166,239,726 shares

1 of 29

NORDSTROM, INC.

2 of 29

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	$3,717	$3,592	$6,996	$6,784
Credit card revenues, net	76	59	152	116
Total revenues	3,793	3,651	7,148	6,900
Cost of sales and related buying and occupancy costs	(2,451)	(2,359)	(4,607)	(4,459)
Selling, general and administrative expenses	(1,125)	(1,071)	(2,173)	(2,114)
Earnings before interest and income taxes	217	221	368	327
Interest expense, net	(29)	(30)	(76)	(61)
Earnings before income taxes	188	191	292	266
Income tax expense	(78)	(74)	(119)	(103)
Net earnings	$110	$117	$173	$163

Earnings per share:
Basic	$0.66	$0.67	$1.04	$0.94
Diluted	$0.65	$0.67	$1.02	$0.93

Weighted-average shares outstanding:
Basic	166.4	173.5	166.8	173.3
Diluted	168.5	174.8	168.8	175.2
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net earnings	$110	$117	$173	$163
Foreign currency translation adjustment	32	(10)	20	17
Postretirement plan adjustments, net of tax	1	—	2	1
Comprehensive net earnings	$143	$107	$195	$181
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 29

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	July 29, 2017	January 28, 2017	July 30, 2016
Assets
Current assets:
Cash and cash equivalents	$919	$1,007	$892
Accounts receivable, net	320	199	263
Merchandise inventories	2,077	1,896	2,032
Prepaid expenses and other	157	140	163
Total current assets	3,473	3,242	3,350

Land, property and equipment (net of accumulated depreciation of $5,866, $5,596 and $5,330)	3,930	3,897	3,812
Goodwill	238	238	435
Other assets	520	481	533
Total assets	$8,161	$7,858	$8,130

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,704	$1,340	$1,604
Accrued salaries, wages and related benefits	397	455	381
Other current liabilities	1,339	1,223	1,326
Current portion of long-term debt	11	11	10
Total current liabilities	3,451	3,029	3,321

Long-term debt, net	2,729	2,763	2,772
Deferred property incentives, net	524	521	530
Other liabilities	672	675	570

Commitments and contingencies (Note 4)

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 166.2, 170.0 and 173.3 shares issued and outstanding	2,757	2,707	2,612
Accumulated deficit	(1,951)	(1,794)	(1,635)
Accumulated other comprehensive loss	(21)	(43)	(40)
Total shareholders’ equity	785	870	937
Total liabilities and shareholders’ equity	$8,161	$7,858	$8,130
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 29

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

				Accumulated
				Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Loss	Total
Balance at January 28, 2017	170.0	$2,707	($1,794)	($43)	$870
Net earnings	—	—	173	—	173
Other comprehensive earnings	—	—	—	22	22
Dividends ($0.74 per share)	—	—	(124)	—	(124)
Issuance of common stock under stock compensation plans	0.4	14	—	—	14
Stock-based compensation	0.4	36	—	—	36
Repurchase of common stock	(4.6)	—	(206)	—	(206)
Balance at July 29, 2017	166.2	$2,757	($1,951)	($21)	$785

				Accumulated
				Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Loss	Total
Balance at January 30, 2016	173.5	$2,539	($1,610)	($58)	$871
Net earnings	—	—	163	—	163
Other comprehensive earnings	—	—	—	18	18
Dividends ($0.74 per share)	—	—	(128)	—	(128)
Issuance of common stock under stock compensation plans	0.9	31	—	—	31
Stock-based compensation	0.2	42	—	—	42
Repurchase of common stock	(1.3)	—	(60)	—	(60)
Balance at July 30, 2016	173.3	$2,612	($1,635)	($40)	$937
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 29

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six Months Ended
	July 29, 2017	July 30, 2016
Operating Activities
Net earnings	$173	$163
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses	320	319
Amortization of deferred property incentives and other, net	(48)	(35)
Deferred income taxes, net	(71)	(53)
Stock-based compensation expense	41	47
Change in operating assets and liabilities:
Accounts receivable	(120)	(66)
Merchandise inventories	(141)	(59)
Prepaid expenses and other assets	(24)	96
Accounts payable	319	262
Accrued salaries, wages and related benefits	(58)	(36)
Other current liabilities	117	175
Deferred property incentives	46	31
Other liabilities	20	12
Net cash provided by operating activities	574	856

Investing Activities
Capital expenditures	(341)	(407)
Other, net	33	33
Net cash used in investing activities	(308)	(374)

Financing Activities
Proceeds from long-term borrowings, net of discounts	635	—
Principal payments on long-term borrowings	(655)	(5)
Increase (decrease) in cash book overdrafts	6	(18)
Cash dividends paid	(124)	(128)
Payments for repurchase of common stock	(211)	(59)
Proceeds from issuances under stock compensation plans	14	30
Tax withholding on share-based awards	(6)	(4)
Other, net	(13)	(1)
Net cash used in financing activities	(354)	(185)

Net (decrease) increase in cash and cash equivalents	(88)	297
Cash and cash equivalents at beginning of period	1,007	595
Cash and cash equivalents at end of period	$919	$892

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes (refund), net	$188	($50)
Interest, net of capitalized interest	84	67
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
The Condensed Consolidated Financial Statements as of and for the periods ended July 29, 2017 and July 30, 2016 are unaudited. The Condensed Consolidated Balance Sheet as of January 28, 2017 has been derived from the audited Consolidated Financial Statements included in our 2016 Annual Report. The interim Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and related footnote disclosures contained in our 2016 Annual Report.
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
Our business, like that of other retailers, is subject to seasonal fluctuations. Our sales are typically higher during our Anniversary Sale and the holidays in the fourth quarter. Consistent with the timing in 2016, our 2017 Anniversary Sale began in July and extended one week of the event into the third quarter. Results for any quarter are not indicative of the results that may be achieved for a full fiscal year.
Accounts Receivable
On July 31, 2017, we entered into an agreement with TD Bank USA, N.A. (“TD”) to sell our employee credit card receivables for an amount equal to the gross value of the outstanding receivables. Additionally, we entered into an amended long-term program agreement under which TD will continue to be the exclusive issuer of all our U.S. Visa and private label credit cards and we will continue to perform account servicing functions. The transaction is subject to regulatory approvals and other customary conditions, and is expected to close by the end of the year. As of July 29, 2017, our employee credit card receivables of $58, included in accounts receivable, net on the Condensed Consolidated Balance Sheets, is “held for sale” and, as such, is recorded at the lower of cost or fair value (see Note 3: Fair Value Measurements).
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which was subsequently modified in August 2015 by ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. In 2016, the FASB issued additional ASUs which clarify the implementation guidance on principal versus agent considerations, on identifying performance obligations and licensing, on the revenue recognition criteria and other technical corrections. In our ongoing evaluation of this ASU, we have determined that the new standard will primarily impact the following areas: gift card breakage will be estimated based on expected customer redemption periods, rather than when redemption is considered remote; sales attributable to the loyalty program benefits (e.g., points, alterations) will be deferred rather than recorded as an increase to cost of sales; revenue related to our online sales will be recognized at the shipping point rather than receipt by the customer; and estimated costs of returns will be recorded as a current asset rather than netted with our sales return reserve. We plan to adopt this ASU in the first quarter of 2018 and are continuing to evaluate the impacts this ASU and related disclosures will have on our Consolidated Financial Statements, as well as our preferred transition method.
In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as right-of-use assets and lease liabilities. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification dictates whether lease expense is to be recognized based on an effective interest method or on a straight-line basis over the term of the lease. Additional qualitative and quantitative disclosures will be required to give financial statement users information on the amount, timing and judgments related to a reporting entity’s cash flows arising from leases. This ASU is effective for us beginning in the first quarter of 2019. We are currently evaluating the standard, which will require recognizing and measuring leases at the beginning of the earliest period presented using a modified retrospective approach. We expect adoption of this standard will have a material impact on our Consolidated Financial Statements.

7 of 29

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation — Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments and presentation within the financial statements. We adopted ASU No. 2016-09 with an effective date of January 29, 2017. The impact of the adoption resulted in the following:

•
Excess tax benefits and deficiencies resulting from stock-based compensation arrangements are now recorded within income tax expense on the Condensed Consolidated Statement of Earnings when the awards vest or are settled, rather than within equity. Additionally, excess tax benefits are now excluded from assumed future proceeds in our calculation of diluted shares for purposes of determining diluted earnings per share. The prospective adoption of this provision did not have a material effect on the Condensed Consolidated Financial Statements for the six months ended July 29, 2017. We had no previously unrecognized excess tax benefits that would have resulted in a cumulative-effect adjustment to beginning retained earnings.

•
Forfeitures on share-based awards are recorded as they occur, rather than our historical method of estimating forfeitures at the grant date. In evaluating the impact of this change, the adjustment to adopt on a modified retrospective basis was immaterial, therefore no adjustment has been made to beginning retained earnings.

•
Excess tax benefits from stock-based compensation arrangements are classified as cash flows from operations, rather than as cash flows from financing activities. We adopted this change retrospectively, which resulted in an increase to net cash provided by operating activities and an increase in cash flows used in financing activities of $1 for the six months ended July 30, 2016. Additionally, cash flows related to withholding shares for tax purposes on net-settled awards are classified as financing activities, rather than operating activities. This classification change was also adopted retrospectively, resulting in an increase of $4 to net cash provided by operating activities with an offsetting increase to net cash used in financing activities on the Condensed Consolidated Statement of Cash Flows for the six months ended July 30, 2016.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. Under this new guidance, if the carrying amount of a reporting unit exceeds its estimated fair value, an impairment charge shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The ASU is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact this guidance would have on our Condensed Consolidated Financial Statements.

8 of 29

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 2: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt, including capital leases, is as follows:

	July 29, 2017	January 28, 2017	July 30, 2016
Secured
Mortgage payable, 7.68%, due April 2020	$22	$24	$27
Other	1	3	4
Total secured debt	23	27	31

Unsecured
Net of unamortized discount:
Senior notes, 6.25%, due January 2018	—	650	649
Senior notes, 4.75%, due May 2020	499	499	499
Senior notes, 4.00%, due October 2021	500	500	500
Senior notes, 4.00%, due March 2027	349	—	—
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 7.00%, due January 2038	146	146	146
Senior notes, 5.00%, due January 2044	890	602	601
Other	33	50	56
Total unsecured debt	2,717	2,747	2,751

Total long-term debt	2,740	2,774	2,782
Less: current portion	(11)	(11)	(10)
Total due beyond one year	$2,729	$2,763	$2,772

During the first quarter of 2017, we issued $350 aggregate principal amount of 4.00% senior unsecured notes due March 2027 and $300 aggregate principal amount of 5.00% senior unsecured notes due January 2044. With the proceeds of these new notes, we retired our $650 senior unsecured notes that were due January 2018. We incurred $18 of net interest expense related to the refinancing, which included the write-off of unamortized balances associated with the debt discount, issue costs and fair value hedge adjustment resulting from the sale of our interest rate swap agreements in 2012. It also included a one-time payment of $24 to 2018 Senior Note holders under a make-whole provision, which represents the net present value of expected coupon payments had the notes been outstanding through the original maturity date.
Credit Facilities
As of July 29, 2017, we had total short-term borrowing capacity of $800 under our senior unsecured revolving credit facility (“revolver”) that expires in April 2020. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes. We have the option to increase the revolving commitment by up to $200, to a total of $1,000, provided that we obtain written consent from the lenders. From time to time we utilize our commercial paper program to fund working capital needs which has the effect of reducing available liquidity under the revolver until repaid.
As of July 29, 2017, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our revolver.
The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) leverage ratio of no more than four times. As of July 29, 2017, we were in compliance with this covenant.

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
Financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable (excluding employee credit card receivables “held for sale”), accounts payable and certificates of deposit, which approximate fair value due to their short-term nature, and long-term debt.
We estimate the fair value of our long-term debt using quoted market prices of the same or similar issues and, as such, this is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	July 29, 2017	January 28, 2017	July 30, 2016
Carrying value of long-term debt	$2,740	$2,774	$2,782
Fair value of long-term debt	2,908	2,949	3,076
Financial Instruments Measured at Fair Value on a Nonrecurring Basis
Our employee credit card receivables are classified as “held for sale” (“receivables held for sale”) and are recorded at the lower of cost or fair value (see Note 1: Basis of Presentation). We estimate the fair value of our receivables held for sale based on a discounted cash flow model using estimates and assumptions regarding future credit card portfolio performance. This fair value estimate is primarily based on Level 3 inputs in the fair value hierarchy. Based upon this assessment, the carrying value of the receivables held for sale approximated fair value at July 29, 2017.
Non-financial Assets Measured at Fair Value on a Nonrecurring Basis
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill, investment in contract asset and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. There were no material impairment charges for these assets for the six months ended July 29, 2017 and July 30, 2016.
NOTE 4: COMMITMENTS AND CONTINGENCIES
Plans for our Manhattan full-line store, which we currently expect to open in 2019, ultimately include owning a condominium interest in a mixed-use tower and leasing certain nearby properties. As of July 29, 2017, we had approximately $249 of fee interest in land, which is expected to convert to a condominium interest once the store is constructed. We have committed to make future installment payments based on the developer meeting pre-established construction and development milestones. In the event that this project is not completed, the opening may be delayed and we may be subject to future losses or capital commitments in order to complete construction or to monetize our investment in the land.
NOTE 5: SHAREHOLDERS’ EQUITY
In February 2017, our Board of Directors authorized a program to repurchase up to $500 of our outstanding common stock through August 31, 2018. Our October 1, 2015 Board authorized share repurchase program expired in March 2017, which had $409 of unused capacity upon program expiration.
During the six months ended July 29, 2017, we repurchased 4.6 shares of our common stock for an aggregate purchase price of $206 and had $414 remaining in share repurchase capacity as of July 29, 2017. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission (“SEC”) rules.
In August 2017, subsequent to quarter end, we declared a quarterly dividend of $0.37 per share, which will be paid on September 12, 2017.

10 of 29

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 6: STOCK-BASED COMPENSATION
On May 16, 2017, our shareholders approved an amendment to the 2010 Equity Incentive Plan (“Plan”). The amendment increases common stock available for issuance by 6.2. As of July 29, 2017, the aggregate number of shares to be issued under the Plan may not exceed 36.6, plus any shares currently outstanding under the 2004 Plan that are forfeited or expire during the term of the 2010 plan.
The following table summarizes our stock-based compensation expense:

	Quarter Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Restricted stock units	$15	$9	$28	$15
Stock options	5	11	8	19
Acquisition-related stock compensation	1	4	1	8
Other	3	3	4	5
Total stock-based compensation expense, before income tax benefit	24	27	41	47
Income tax benefit	(9)	(9)	(16)	(15)
Total stock-based compensation expense, net of income tax benefit	$15	$18	$25	$32
In 2014, restricted stock units became a growing component of our stock-based compensation mix. In the first half of 2017, this trend continued as our annual grant allocation shifted towards more restricted stock units and less options to better align with our compensation program’s guiding principles. The following table summarizes our grants:

	Six Months Ended
	July 29, 2017		July 30, 2016
	Granted	Weighted-average grant-date fair value per unit	Granted	Weighted-average grant-date fair value per unit
Restricted stock units	1.8	$43	1.6	$43
Stock options	0.3	$16	2.9	$15
Performance share units	0.1	$40	0.1	$44
NOTE 7: EARNINGS PER SHARE
The computation of earnings per share is as follows:

	Quarter Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net earnings	$110	$117	$173	$163

Basic shares	166.4	173.5	166.8	173.3
Dilutive effect of common stock equivalents	2.1	1.3	2.0	1.9
Diluted shares	168.5	174.8	168.8	175.2

Earnings per basic share	$0.66	$0.67	$1.04	$0.94
Earnings per diluted share	$0.65	$0.67	$1.02	$0.93

Anti-dilutive common stock equivalents	10.3	13.6	11.2	10.2

11 of 29

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 8: SEGMENT REPORTING
The following table sets forth information for our reportable segments:

	Retail	Corporate/Other	Retail Business	Credit	Total
Quarter Ended July 29, 2017
Net sales	$4,039	($322)	$3,717	$—	$3,717
Credit card revenues, net	—	—	—	76	76
Earnings (loss) before interest and income taxes	388	(211)	177	40	217
Interest expense, net	—	(29)	(29)	—	(29)
Earnings (loss) before income taxes	388	(240)	148	40	188

Quarter Ended July 30, 2016
Net sales	$3,871	($279)	$3,592	$—	$3,592
Credit card revenues, net	—	—	—	59	59
Earnings (loss) before interest and income taxes	383	(179)	204	17	221
Interest expense, net	—	(30)	(30)	—	(30)
Earnings (loss) before income taxes	383	(209)	174	17	191

Six Months Ended July 29, 2017
Net sales	$7,347	($351)	$6,996	$—	$6,996
Credit card revenues, net	—	—	—	152	152
Earnings (loss) before interest and income taxes	600	(308)	292	76	368
Interest expense, net	—	(76)	(76)	—	(76)
Earnings (loss) before income taxes	600	(384)	216	76	292

Six Months Ended July 30, 2016
Net sales	$7,129	($345)	$6,784	$—	$6,784
Credit card revenues, net	—	—	—	116	116
Earnings (loss) before interest and income taxes	572	(278)	294	33	327
Interest expense, net	—	(61)	(61)	—	(61)
Earnings (loss) before income taxes	572	(339)	233	33	266
Retail Business represents a subtotal of the Retail segment and Corporate/Other and is not a reportable segment.

12 of 29

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

The following table summarizes net sales within our reportable segments:

	Quarter Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Nordstrom full-line stores - U.S.	$1,887	$1,978	$3,369	$3,560
Nordstrom.com	819	683	1,367	1,178
Full-price	2,706	2,661	4,736	4,738

Nordstrom Rack	990	926	1,944	1,819
Nordstromrack.com/HauteLook	199	157	397	323
Off-price	1,189	1,083	2,341	2,142

Other retail[1]	144	127	270	249
Retail segment	4,039	3,871	7,347	7,129
Corporate/Other	(322)	(279)	(351)	(345)
Total net sales	$3,717	$3,592	$6,996	$6,784
1 Other retail includes Nordstrom Canada full-line stores, Trunk Club and Jeffrey boutiques.

13 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share and per square foot amounts)

CAUTIONARY STATEMENT
Certain statements in this Quarterly Report on Form 10-Q contain or may suggest “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties including, but not limited to, our anticipated financial outlook for the fiscal year ending February 3, 2018, our anticipated annual total and comparable sales rates, our anticipated new store openings in existing, new and international markets, our anticipated Return on Invested Capital and trends in our operations. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Our actual future results may differ materially from historical results or current expectations depending upon factors including, but not limited to:
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

•	timely and effective execution of our ecommerce initiatives and ability to manage the costs and organizational changes associated with this evolving business model,

•	successful execution of our information technology strategy,

•	our ability to effectively utilize data in strategic planning and decision making,

•	timely completion of construction associated with newly planned stores, relocations and remodels, all of which may be impacted by the financial health of third parties,

•	efficient and proper allocation of our capital resources,

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

•
the effect of the announcement by the members of the Nordstrom family relating to the exploration of a possible “going private transaction” on our relationships with our customers, employees, suppliers and partners, operating results and business generally,

•	our ability to safeguard our reputation and maintain our vendor relationships,

•
our ability to maintain relationships with and motivate our employees and to effectively attract, develop and retain our future leaders, which could be impacted by the uncertainty about the possibility of a “going private transaction,”

•	our ability to realize the expected benefits, respond to potential risks and appropriately manage costs associated with our program agreement with TD Bank USA, N.A. (“TD”),

•	the effectiveness of planned advertising, marketing and promotional campaigns in the highly competitive and promotional retail industry,

•	the timing, price, manner and amounts of future share repurchases by the Company, if any, or any share issuances by the Company, including issuances associated with option exercises or other matters,
Economic and External

•	the impact of economic and market conditions and the resultant impact on consumer spending patterns,

•	the impact of economic or political conditions in the U.S. and countries where our third party vendors operate,

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
These and other factors, including those factors described in Part I, “Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K and Part II, “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q could affect our financial results and cause actual results to differ materially from any forward-looking information we may provide. We undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances, except as may be required by law.

14 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

OVERVIEW
Our second quarter net earnings of $110, or $0.65 per diluted share, achieved our expectations, reflecting our positive Anniversary Sale results, ongoing inventory and expense discipline, and continued strength of our financial position.
Our net sales increased 3.5%, and comparable sales increased 1.7% driven by our digital businesses and our Anniversary Sale, our biggest event of the year, with significant volumes rivaling the holiday period. This event outperformed our recent sales trends as customers responded favorably to newness and the ability to shop the way they prefer, whether in stores, with a mobile device, or online. Sales outside of this event were more consistent with our recent trends, and therefore, our Anniversary Sale results may not necessarily inform our second half performance.
We continued our progress in executing our customer strategy while maintaining discipline around inventory and expenses:

•
As a result of our ongoing efforts to provide newness and limited-distribution product to customers, our Nordstrom proprietary labels represented three of the top five selling brands during the Anniversary Sale.

•	In executing our digital strategy, we delivered online sales growth of 20% at Nordstrom.com, reflecting our largest online volume day in our history, and 27% at Nordstromrack.com/HauteLook.

•
The Nordstrom Rewards loyalty program continues to play an important role in reaching new customers and strengthening existing customer relationships. We had 9.4 million active Rewards customers in the U.S. and Canada, up approximately 50%, from 6.2 million a year ago. Sales from Nordstrom Rewards customers represented 56% of second quarter sales, compared with 48% a year ago.

Looking to the second half of the year, we continue to focus on enhancing the customer experience and reaching new customers by leveraging our digital capabilities and investing in our top markets:

•
As part of our customer strategy, we continually test and roll out new ways to connect the physical and digital shopping experiences. We plan to expand our Reserve Online and Try In Store service from six stores to approximately 50 stores by the end of the year. We have been encouraged to find that around 80% of customers who try this service choose to shop this way again.

•
We are executing on our digital strategy to meet our ambition for continued double-digit online growth. We continue to modernize our platform, enabling us to increase the speed and agility of enhancements to our product pages, navigation, and content.

•
In our efforts to gain market share, we continue to prioritize our investments in the top North American markets. In September, we will complete our planned full-line store expansion into Canada with a sixth store – at Sherway Gardens in Toronto. In October, we will relocate two full-line stores in California – one from Westside Pavilion to Century City in Los Angeles, and the other into a new space in University Towne Centre in La Jolla.

•
Our Nordstrom Rack business is an important way to attract new customers to Nordstrom. We opened six stores this spring with 11 more opening this fall, which will bring our total Rack store count to 232 at year end. These stores incorporate our latest store designs, with improvements to the layout and fitting room experience.

•
Through strategic partnerships with our vendors, we continue to focus on providing customers with newness and relevant product. Our efforts to expand product with limited distribution helps us provide customers with the most relevant brands while strengthening our regular-price business.

We are well-positioned in the market, with the combination of our physical and digital assets representing a competitive advantage. Our omni-channel business model provides favorable economics related to the cost of serving customers and strengthening our brand. Our local market assets – our stores, salespeople, product, and services – are the core of our brand and play an important role in engaging with our customers. Nearly 80% of customers who shop with us across multiple channels began at our stores. With our customers at the center of everything we do, our ongoing efforts to better serve them in more ways have contributed positively to our second quarter results.

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
Certain metrics we use to evaluate the Retail Business may not be calculated in a consistent manner among industry peers. Provided below are definitions of metrics we present within our analysis of the Retail Business:

•	Comparable Sales – includes sales from stores that have been open at least one full year at the beginning of the year

•	Total Company comparable sales includes sales from our online channels

•	Gross Profit – net sales less cost of sales and related buying and occupancy costs

•	Inventory Turnover Rate – trailing 12-months cost of sales and related buying and occupancy costs (for all segments) divided by the trailing 4-quarter average inventory

•	Total Sales Per Square Foot – net sales divided by weighted-average square footage

•
4-wall Sales Per Square Foot – sales for Nordstrom U.S. and Canada full-line stores, Nordstrom Rack stores, Trunk Club clubhouses, Jeffrey boutiques and Last Chance clearance stores divided by their weighted-average square footage

Summary
The following table summarizes the results of our Retail Business:

	Quarter Ended
	July 29, 2017		July 30, 2016
	Amount	% of net sales[1]	Amount	% of net sales[1]
Net sales	$3,717	100.0%	$3,592	100.0%
Cost of sales and related buying and occupancy costs	(2,449)	(65.9%)	(2,358)	(65.6%)
Gross profit	1,268	34.1%	1,234	34.4%
Selling, general and administrative expenses	(1,091)	(29.4%)	(1,030)	(28.7%)
Earnings before interest and income taxes	$177	4.8%	$204	5.7%

	Six Months Ended
	July 29, 2017		July 30, 2016
	Amount	% of net sales[1]	Amount	% of net sales[1]
Net sales	$6,996	100.0%	$6,784	100.0%
Cost of sales and related buying and occupancy costs	(4,603)	(65.8%)	(4,456)	(65.7%)
Gross profit	2,393	34.2%	2,328	34.3%
Selling, general and administrative expenses	(2,101)	(30.0%)	(2,034)	(30.0%)
Earnings before interest and income taxes	$292	4.2%	$294	4.3%
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

	Quarter Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales by channel:
Nordstrom full-line stores - U.S.	$1,887	$1,978	$3,369	$3,560
Nordstrom.com	819	683	1,367	1,178
Full-price	2,706	2,661	4,736	4,738

Nordstrom Rack	990	926	1,944	1,819
Nordstromrack.com/HauteLook	199	157	397	323
Off-price	1,189	1,083	2,341	2,142

Other retail[1]	144	127	270	249
Retail segment	4,039	3,871	7,347	7,129
Corporate/Other	(322)	(279)	(351)	(345)
Total net sales	$3,717	$3,592	$6,996	$6,784

Net sales increase (decrease)	3.5%	(0.2%)	3.1%	1.0%

Comparable sales increase (decrease) by channel:
Nordstrom full-line stores - U.S.	(4.4%)	(6.5%)	(5.3%)	(7.0%)
Nordstrom.com	19.8%	9.4%	16.0%	6.7%
Full-price	1.8%	(2.8%)	—%	(4.0%)
Nordstrom Rack	(1.0%)	1.1%	(0.9%)	0.2%
Nordstromrack.com/HauteLook	26.7%	34.7%	22.8%	38.3%
Off-price	3.1%	5.3%	2.7%	4.9%
Total Company	1.7%	(1.2%)	0.6%	(1.5%)

Sales per square foot:
Total sales per square foot	$125	$125	$235	$236
4-wall sales per square foot	100	104	186	193
Full-line sales per square foot - U.S.	91	95	163	171
Nordstrom Rack sales per square foot	123	126	243	249
1 Other retail includes Nordstrom Canada full-line stores, Trunk Club and Jeffrey boutiques.
Total Company net sales increased 3.5% for the quarter and 3.1% for the six months ended July 29, 2017, compared with the same periods in 2016, while comparable sales increased 1.7% for the quarter and 0.6% for the six months ended July 29, 2017. The Anniversary Sale, historically the largest event of the year, performed better than recent trends. To date in fiscal 2017, we closed one full-line store and opened six Nordstrom Rack stores.
Full-price net sales, which consists of U.S. full-line and Nordstrom.com channels, increased 1.7% for the quarter and was flat for the six months ended July 29, 2017, compared with the same periods in 2016, while comparable sales increased 1.8% for the quarter and was flat for the six months ended July 29, 2017. Also on a comparable basis for the quarter, full-price experienced increases in the average selling price per item sold and the total number of items sold. For the six months ended July 29, 2017, there was a decrease in the total number of items sold, partially offset by an increase in the average selling price per item sold. The top-performing merchandise categories were Women’s Apparel and Beauty for the quarter and six months ended July 29, 2017. The top-performing U.S. geographic region was the East for the quarter and the West for the six months ended July 29, 2017.

17 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Off-price net sales, which consists of Nordstrom Rack and Nordstromrack.com/HauteLook channels, increased 9.8% for the quarter and 9.3% for the six months ended July 29, 2017, compared with the same periods in 2016, while comparable sales increased 3.1% and 2.7% for the quarter and six months ended July 29, 2017. On a quarter and year-to-date basis, Nordstrom Rack experienced a decrease in the average selling price per item sold, partially offset by an increase in the total number of items sold. Men’s Apparel was the top-performing Nordstrom Rack merchandise category for the quarter and six months ended July 29, 2017. The East was the top-performing geographic region for the quarter and six months ended July 29, 2017.
Other retail net sales increased for the quarter and six months ended July 29, 2017, compared with the same periods in 2016 due to new store openings in Canada, partially offset by decreases in Trunk Club.
Retail Business Gross Profit
The following table summarizes the Retail Business gross profit (“Retail GP”):

	Quarter Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Retail gross profit	$1,268	$1,234	$2,393	$2,328
Retail gross profit as a % of net sales	34.1%	34.4%	34.2%	34.3%

			July 29, 2017	July 30, 2016
Ending inventory per square foot			$69.69	$70.51
Inventory turnover rate			4.53	4.43
Our Retail GP rate decreased 25 basis points for the quarter ended July 29, 2017 and 10 basis points for the six months ended July 29, 2017, compared with the same periods in 2016, primarily due to higher occupancy expenses related to new store growth for Nordstrom Rack and Canada in addition to higher loyalty expenses during the Anniversary Sale. This decrease was partially offset by improved merchandise margins, reflecting the continued strength in regular-price selling. Continued inventory execution led to improvements in both ending inventory per square foot and the inventory turnover rate as of July 29, 2017.
Retail Business Selling, General and Administrative Expenses
Retail Business selling, general and administrative expenses (“Retail SG&A”) are summarized in the following table:

	Quarter Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Retail selling, general and administrative expenses	$1,091	$1,030	$2,101	$2,034
Retail selling, general and administrative expenses as a % of net sales	29.4%	28.7%	30.0%	30.0%
For the quarter ended July 29, 2017, Retail SG&A increased $61 and our Retail SG&A rate increased 67 basis points primarily due to planned increases in technology and supply chain expenses associated with our growth initiatives. For the six months ended July 29, 2017, Retail SG&A increased $67 primarily due to planned technology and supply chain expenses partially offset by 2016 credit chargeback expenses associated with an industry change in liability rules.

18 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Segment
The Nordstrom credit and debit card products are designed to strengthen customer relationships and grow retail sales by providing loyalty benefits, valuable services and payment products. We believe our credit business allows us to build deeper relationships with our customers by fully integrating the Nordstrom Rewards program with our retail business and provide better service, which in turn fosters greater customer loyalty. Nordstrom cardholders tend to visit our stores more frequently and spend more than non-cardholders. Nordstrom private label credit and debit cards can be used at all of our U.S. retail channels, while Nordstrom Visa credit cards may also be used for purchases outside of Nordstrom (“outside volume”).
Summary
The table below provides a detailed view of the operational results of our Credit segment, consistent with Note 8: Segment Reporting in Item 1:

	Quarter Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Credit card revenues, net	$76	$59	$152	$116
Credit expenses	(36)	(42)	(76)	(83)
Earnings before interest and income taxes	$40	$17	76	33

Credit and debit card volume[1]:
Outside	$1,061	$1,068	$2,062	$2,084
Inside	1,760	1,708	2,997	2,975
Total volume	$2,821	$2,776	$5,059	$5,059
1 Credit and debit card volume represents sales on the total portfolio plus applicable sales taxes.
Credit Card Revenues, net
The following is a summary of our credit card revenues, net:

	Quarter Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Credit program revenues, net	$73	$56	$145	$109
Other	3	3	7	7
Total credit card revenues, net	$76	$59	$152	$116
Pursuant to our program agreement with TD, we receive our portion of the ongoing credit card revenue, net of credit losses, from both sold and newly generated credit card receivables, which is recorded in credit program revenues, net. Asset amortization and deferred revenue recognition associated with the assets and liabilities recorded as part of the transaction are also recognized in credit program revenues, net. Revenue earned under the program agreement is impacted by the credit quality of receivables, both owned and serviced, and factors such as deteriorating economic conditions, declining creditworthiness of cardholders and the execution of account management and collection activities may heighten the risk of credit losses. Other credit card revenues include finance charge revenue, interchange fees and late fees on our accounts receivable retained (including debit, employee and Canadian receivables).
Credit card revenues, net increased $17 for the quarter and $36 for the six months ended July 29, 2017, compared with the same periods in 2016, reflecting our strategic partnership with TD to responsibly grow our receivables and associated revenues. There was also a reduction in amortization expense related to the sale of the credit card portfolio.
Credit Expenses
Total credit expenses decreased $6 for the quarter and $7 for the six months ended July 29, 2017, compared with the same periods in 2016, primarily due to lower processing costs driven by operational efficiencies.

19 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Total Company Results
Interest Expense, net
Interest expense, net was $29 for the quarter ended July 29, 2017, compared with $30 for the same period in 2016, and $76 for the six months ended July 29, 2017, compared with $61 for the same period in 2016. The increase for the six months ended July 29, 2017 was primarily due to a net interest expense charge of $18 related to the $650 debt refinancing completed in the first quarter of 2017 (see Note 2: Debt and Credit Facilities in Item 1).
Income Tax Expense
Income tax expense is summarized in the following table:

	Quarter Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Income tax expense	$78	$74	$119	$103
Effective tax rate	41.8%	38.7%	40.7%	38.7%
The effective tax rate increased for the quarter and six months ended July 29, 2017, compared with the same periods in 2016, as a result of the jurisdictional mix of income.
Earnings Per Share
Earnings per share is as follows:

	Quarter Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Basic	$0.66	$0.67	$1.04	$0.94
Diluted	$0.65	$0.67	$1.02	$0.93
Earnings per diluted share remained relatively consistent for the quarter ended July 29, 2017, compared with the same period in 2016. Earnings per diluted share increased for the six months ended July 29, 2017, reflecting increased sales in addition to a favorable comparison related to higher credit chargeback expenses associated with an industry change in liability rules in 2016.
2017 Outlook
We updated our annual earnings per diluted share expectations to incorporate our second quarter results. Nordstrom’s expectations for fiscal 2017, which include the impact of the 53rd week, are as follows:

Current Outlook
Net sales (percent)	Approximately 4
Comparable sales (percent)	Approximately flat
Retail EBIT	$790 to $840
Credit EBIT	Approximately $145
Earnings per diluted share (excluding the impact of any future share repurchases)	$2.85 to $3.00
The income tax rate is estimated at 40% for fiscal 2017. The 53rd week is expected to add approximately $200 to net sales and approximately $0.02 to $0.03 to earnings per diluted share. The 53rd week is not included in comparable sales calculations.

20 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Return on Invested Capital (“ROIC”) (Non-GAAP financial measure)
We believe ROIC is a useful financial measure for investors in evaluating the efficiency and effectiveness of our use of capital and believe ROIC is an important component of shareholders’ return over the long term. In addition, we incorporate ROIC in our executive incentive compensation measures. For the 12 fiscal months ended July 29, 2017, our ROIC decreased to 8.9% compared with 9.1% for the 12 fiscal months ended July 30, 2016. Results for the current period were negatively impacted by approximately 310 basis points due to the Trunk Club non-cash goodwill impairment charge in the third quarter of 2016.
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

	12 Fiscal Months Ended
	July 29, 2017	July 30, 2016
Net earnings	$364	$424
Add: income tax expense	346	261
Add: interest expense	139	121
Earnings before interest and income tax expense	849	806

Add: rent expense	230	190
Less: estimated depreciation on capitalized operating leases[1]	(123)	(101)
Net operating profit	956	895

Less: estimated income tax expense	(438)	(341)
Net operating profit after tax	$518	$554

Average total assets	$8,018	$8,332
Less: average non-interest-bearing current liabilities[2]	(3,173)	(3,062)
Less: average deferred property incentives and deferred rent liability[2]	(646)	(549)
Add: average estimated asset base of capitalized operating leases[3]	1,636	1,388
Average invested capital	$5,835	$6,109

Return on assets[4]	4.5%	5.1%
ROIC[4]	8.9%	9.1%
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
4 Results for the 12 fiscal months ended July 29, 2017 include the $197 impact of the Trunk Club non-cash goodwill impairment charge in the third quarter of 2016, which negatively impacted the current period return on assets by 234 basis points and ROIC by 310 basis points.

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
Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments. We believe that as of July 29, 2017, our existing cash and cash equivalents on-hand of $919, available credit facilities of $800 and potential future operating cash flows and borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives.
Operating Activities
Net cash provided by operating activities decreased $282 for the six months ended July 29, 2017, compared with the same period in 2016, primarily due to a tax refund received in 2016, as well as the timing of credit card receivables from the higher volume of our Anniversary Event sales.
Investing Activities
Net cash used in investing activities decreased $66 for the six months ended July 29, 2017, compared with the same period in 2016, primarily due to a planned reduction in capital expenditures associated with fewer store openings and decreased technology investments.
Financing Activities
Net cash used in financing activities increased $169 for the six months ended July 29, 2017, compared with the same period in 2016, primarily due to increased share repurchase activity.
Short-term and Long-term Borrowing Activity
During the first quarter of 2017, we issued $350 aggregate principal amount of 4.00% senior unsecured notes due March 2027 and $300 aggregate principal amount of 5.00% senior unsecured notes due January 2044. We recorded debt issuance costs incurred as a result of the issuance in other financing activities, net in the Condensed Consolidated Statements of Cash Flows in Item 1. With the proceeds of these new notes, we retired our $650 senior unsecured notes that were due January 2018. See Note 2: Debt and Credit Facilities in Item 1 for additional information.
Free Cash Flow (Non-GAAP financial measure)
Free Cash Flow is one of our key liquidity measures, and when used in conjunction with GAAP measures, provides investors with a meaningful analysis of our ability to generate cash from our business. For the six months ended July 29, 2017, we had Free Cash Flow of $115 compared with $303 for the six months ended July 30, 2016.
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

	Six Months Ended
	July 29, 2017	July 30, 2016
Net cash provided by operating activities	$574	$856
Less: capital expenditures	(341)	(407)
Less: cash dividends paid	(124)	(128)
Add (less): change in cash book overdrafts	6	(18)
Free Cash Flow	$115	$303

22 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Capacity and Commitments
As of July 29, 2017, we had total short-term borrowing capacity of $800 under our senior unsecured revolving credit facility (“revolver”) that expires in April 2020. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes. We have the option to increase the revolving commitment by up to $200, to a total of $1,000, provided that we obtain written consent from the lenders. From time to time we utilize our commercial paper program to fund working capital needs, which has the effect of reducing our available liquidity under the revolver until repaid.
As of July 29, 2017, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our revolver.
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
Debt Covenants
The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) leverage ratio of no more than four times (see the following additional discussion of Adjusted Debt to EBITDAR). As of July 29, 2017, we were in compliance with this covenant.

23 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our goal is to manage debt levels to maintain an investment-grade credit rating and operate with an efficient capital structure. In evaluating our debt levels, this measure provides a reflection of our credit worthiness that could impact our credit rating and borrowing costs. We also have a debt covenant that requires an adjusted debt to EBITDAR leverage ratio of no more than four times. As of July 29, 2017, our Adjusted Debt to EBITDAR was 2.4, compared with 2.6 as of July 30, 2016.
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

	2017[1]	2016[1]
Debt	$2,740	$2,782
Add: estimated capitalized operating lease liability[2]	1,841	1,518
Less: fair value hedge adjustment included in long-term debt	—	(18)
Adjusted Debt	$4,581	$4,282

Net earnings	$364	$424
Add: income tax expense	346	261
Add: interest expense, net	136	121
Earnings before interest and income taxes	846	806

Add: depreciation and amortization expenses	646	617
Add: rent expense	230	190
Add: non-cash acquisition-related charges	204	7
EBITDAR	$1,926	$1,620

Debt to Net Earnings	7.5	6.6
Adjusted Debt to EBITDAR	2.4	2.6
1 The components of Adjusted Debt are as of July 29, 2017 and July 30, 2016, while the components of EBITDAR are for the 12 months ended July 29, 2017 and July 30, 2016.
2 Based upon the estimated lease liability as of the end of the period, calculated as the trailing 12 months of rent expense multiplied by eight. The multiple of eight times rent expense is a commonly used method of estimating the debt we would record for our leases that are classified as operating if they had met the criteria for a capital lease or we had purchased the property.

24 of 29

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We discussed our interest rate risk and our foreign currency exchange risk in Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2016 Annual Report on Form 10-K filed with the SEC on March 20, 2017. There have been no material changes to these risks since that time.
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
On May 4, 2017, the Company filed an 8-K announcing the retirement of Michael G. Koppel as an officer, employee and the Company’s principal financial officer for the purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Blake W. Nordstrom served as the Company’s interim principal financial officer until June 2, 2017, at which point Anne L. Bramman assumed the position of Chief Financial Officer and the Company’s principal financial officer.
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
Item 1A. Risk Factors.
We discussed our risk factors in Part I, “Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K filed with the SEC on March 20, 2017. The following is an update to our risk factors as previously disclosed:
The exploration of a possible “going private transaction” by the Nordstrom family could impact our relationships with our customers, employees, suppliers and partners, operating results and business.
In June 2017, members of the Nordstrom family formed a group (the “Group”) to explore the possibility of pursuing a “going private transaction” involving the acquisition by the Group of 100% of our outstanding shares of common stock (a “Going Private Transaction”). The Group has not made a proposal to us regarding any such Going Private Transaction and may never make such a proposal. Our Board of Directors has formed a special committee (the “Special Committee”) comprised of independent directors to act on our behalf in connection with such exploration by the Group and any possible transaction, which may or may not be accepted by the Special Committee. We do not plan to disclose developments or provide updates on the progress or status of any potential Going Private Transaction until the Special Committee deems further disclosure is appropriate or required. Accordingly, speculation regarding any developments related to the review of a Going Private Transaction and perceived uncertainties related to our future could cause our stock price to fluctuate significantly.
The exploration of a potential Going Private Transaction or alternative may expose us and our operations to a number of risks and uncertainties, including the potential failure to retain, attract or strengthen our relationships with key personnel, current and potential customers, suppliers, and partners which may cause them to terminate, or not to renew or enter into, arrangements with us; the potential incurrence of expenses associated with the retention of legal, financial and other advisors regardless of whether any transaction is consummated; distractions and disruptions in our business; and exposure to potential litigation in connection with this process and effecting any transaction, any of which could adversely affect our business, financial condition and results of operations as well as the market price of our common stock.
If we do not effectively design and implement our strategic and business planning processes to attract, retain, train and develop talent and future leaders, our business may suffer.
We rely on the experience of our senior management, who have specific knowledge relating to us and our industry that is difficult to replace, and the talents of our workforce to execute our business strategies and objectives. If unexpected turnover occurs without adequate succession plans, the loss of the services of any of these individuals, or any resulting negative perceptions of our business, could damage our reputation and our business. Additionally, our ability to maintain relationships with and motivate our employees and to effectively attract, develop and retain our future leaders, could be impacted by the uncertainty about the possibility of a Going Private Transaction.

26 of 29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) SHARE REPURCHASES
(Dollar and share amounts in millions, except per share amounts)
In February 2017, our Board of Directors authorized a program to repurchase up to $500 of our outstanding common stock through August 31, 2018. During the second quarter of 2017, we did not repurchase any shares of our common stock and do not plan to do so while the Group explores the possibility of a “going private transaction.” We had $414 remaining in share repurchase capacity as of July 29, 2017. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to market and economic conditions and applicable SEC rules.
Item 6. Exhibits.
Exhibits are incorporated herein by reference or are filed or furnished with this report as set forth in the Exhibit Index on page 29 hereof.

27 of 29

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Anne L. Bramman
Anne L. Bramman
Chief Financial Officer
(Principal Financial Officer)

Date:	August 29, 2017

28 of 29

NORDSTROM, INC.
Exhibit Index

Exhibit		Method of Filing
3.1	Bylaws, as amended and restated as of June 7, 2017	Incorporated by reference from the Registrant’s Form 8-K filed on June 8, 2017, Exhibit 3.1

10.1	Letter Agreement, dated as of June 7, 2017	Incorporated by reference from the Registrant’s Form 8-K filed on June 8, 2017, Exhibit 99.2, and the Registrant’s SC 13D filed on June 8, 2017, Exhibit 3

31.1	Certification of Co-President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of Co-President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Filed herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

29 of 29