Form 10-Q
period 2017-10-28
NORDSTROM INC
filed 2017-11-28
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2017
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
YES ☐ NO ☑
Common stock outstanding as of November 22, 2017: 166,582,350 shares

1 of 30

NORDSTROM, INC.

2 of 30

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	$3,541	$3,472	$10,537	$10,255
Credit card revenues, net	88	70	239	186
Total revenues	3,629	3,542	10,776	10,441
Cost of sales and related buying and occupancy costs	(2,315)	(2,261)	(6,921)	(6,720)
Selling, general and administrative expenses	(1,106)	(1,029)	(3,280)	(3,143)
Goodwill impairment	—	(197)	—	(197)
Earnings before interest and income taxes	208	55	575	381
Interest expense, net	(28)	(30)	(104)	(90)
Earnings before income taxes	180	25	471	291
Income tax expense	(66)	(35)	(185)	(138)
Net earnings (loss)	$114	($10)	$286	$153

Earnings (Loss) per share:
Basic	$0.68	($0.06)	$1.72	$0.88
Diluted	$0.67	($0.06)	$1.70	$0.87

Weighted-average shares outstanding:
Basic	166.6	173.4	166.7	173.3
Diluted	168.8	173.4	168.8	175.6
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net earnings (loss)	$114	($10)	$286	$153
Foreign currency translation adjustment	(11)	(9)	9	8
Postretirement plan adjustments, net of tax	—	—	2	1
Comprehensive net earnings (loss)	$103	($19)	$297	$162
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 30

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	October 28, 2017	January 28, 2017	October 29, 2016
Assets
Current assets:
Cash and cash equivalents	$672	$1,007	$531
Accounts receivable, net	211	199	216
Merchandise inventories	2,434	1,896	2,411
Prepaid expenses and other	162	140	227
Total current assets	3,479	3,242	3,385

Land, property and equipment (net of accumulated depreciation of $5,952, $5,596 and $5,462)	3,940	3,897	3,865
Goodwill	238	238	238
Other assets	529	481	478
Total assets	$8,186	$7,858	$7,966

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,815	$1,340	$1,653
Accrued salaries, wages and related benefits	433	455	391
Other current liabilities	1,166	1,223	1,186
Current portion of long-term debt	57	11	11
Total current liabilities	3,471	3,029	3,241

Long-term debt, net	2,681	2,763	2,767
Deferred property incentives, net	510	521	532
Other liabilities	670	675	566

Commitments and contingencies (Note 4)

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 166.6, 170.0 and 173.2 shares issued and outstanding	2,785	2,707	2,651
Accumulated deficit	(1,899)	(1,794)	(1,742)
Accumulated other comprehensive loss	(32)	(43)	(49)
Total shareholders’ equity	854	870	860
Total liabilities and shareholders’ equity	$8,186	$7,858	$7,966
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 30

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

				Accumulated
				Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Loss	Total
Balance at January 28, 2017	170.0	$2,707	($1,794)	($43)	$870
Net earnings	—	—	286	—	286
Other comprehensive earnings	—	—	—	11	11
Dividends ($1.11 per share)	—	—	(185)	—	(185)
Issuance of common stock under stock compensation plans	0.7	25	—	—	25
Stock-based compensation	0.5	53	—	—	53
Repurchase of common stock	(4.6)	—	(206)	—	(206)
Balance at October 28, 2017	166.6	$2,785	($1,899)	($32)	$854

				Accumulated
				Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Loss	Total
Balance at January 30, 2016	173.5	$2,539	($1,610)	($58)	$871
Net earnings	—	—	153	—	153
Other comprehensive earnings	—	—	—	9	9
Dividends ($1.11 per share)	—	—	(192)	—	(192)
Issuance of common stock under stock compensation plans	1.4	50	—	—	50
Stock-based compensation	0.2	62	—	—	62
Repurchase of common stock	(1.9)	—	(93)	—	(93)
Balance at October 29, 2016	173.2	$2,651	($1,742)	($49)	$860
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 30

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine Months Ended
	October 28, 2017	October 29, 2016
Operating Activities
Net earnings	$286	$153
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses	479	480
Goodwill impairment	—	197
Amortization of deferred property incentives and other, net	(62)	(59)
Deferred income taxes, net	(82)	(14)
Stock-based compensation expense	59	68
Change in operating assets and liabilities:
Accounts receivable	(11)	(20)
Merchandise inventories	(465)	(393)
Prepaid expenses and other assets	(35)	25
Accounts payable	419	360
Accrued salaries, wages and related benefits	(22)	(26)
Other current liabilities	(53)	33
Deferred property incentives	55	54
Other liabilities	29	20
Net cash provided by operating activities	597	878

Investing Activities
Capital expenditures	(536)	(625)
Other, net	29	47
Net cash used in investing activities	(507)	(578)

Financing Activities
Proceeds from long-term borrowings, net of discounts	635	—
Principal payments on long-term borrowings	(658)	(7)
Decrease in cash book overdrafts	(3)	(127)
Cash dividends paid	(185)	(192)
Payments for repurchase of common stock	(211)	(91)
Proceeds from issuances under stock compensation plans	25	51
Tax withholding on share-based awards	(7)	(4)
Other, net	(21)	6
Net cash used in financing activities	(425)	(364)

Net decrease in cash and cash equivalents	(335)	(64)
Cash and cash equivalents at beginning of period	1,007	595
Cash and cash equivalents at end of period	$672	$531

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes, net	$291	$99
Interest, net of capitalized interest	106	83
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
The Condensed Consolidated Financial Statements as of and for the periods ended October 28, 2017 and October 29, 2016 are unaudited. The Condensed Consolidated Balance Sheet as of January 28, 2017 has been derived from the audited Consolidated Financial Statements included in our 2016 Annual Report. The interim Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and related footnote disclosures contained in our 2016 Annual Report.
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
Our business, like that of other retailers, is subject to seasonal fluctuations. Our sales are typically higher during our Anniversary Sale and the holidays in the fourth quarter. Consistent with the timing in 2016, our 2017 Anniversary Sale began in July and extended one week into the third quarter. Results for any quarter are not indicative of the results that may be achieved for a full fiscal year.
Accounts Receivable
On July 31, 2017, we entered into an agreement with TD Bank USA, N.A. (“TD”) to sell our employee credit card receivables for an amount equal to the gross value of the outstanding receivables. Additionally, we entered into an amended long-term program agreement under which TD will continue to be the exclusive issuer of all our U.S. Visa and private label credit cards and we will continue to perform account servicing functions. As of October 28, 2017, our employee credit card receivables of $54, included in accounts receivable, net on the Condensed Consolidated Balance Sheets, is “held for sale” and, as such, is recorded at the lower of cost or fair value (see Note 3: Fair Value Measurements). Subsequent to quarter end, on November 1, 2017, we completed the sale of our employee credit card receivables to TD.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which was subsequently modified in August 2015 by ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. In 2016, the FASB issued additional ASUs which clarify the implementation guidance on principal versus agent considerations, on identifying performance obligations and licensing, on the revenue recognition criteria and other technical corrections. In our ongoing evaluation of this ASU, we have determined that the new standard will primarily impact us in the following ways: gift card breakage will be estimated based on expected customer redemption periods, rather than when redemption is considered remote; sales attributable to the loyalty program benefits (e.g., points, alterations) will be deferred rather than recording the loyalty program expenses as an increase to cost of sales; remaining unamortized balances of deferred revenue and the investment in contract asset related to the 2015 sale of our receivables to TD will be recorded as a cumulative-effect adjustment directly to retained earnings as of the beginning of the adoption period; revenue related to our online sales will be recognized at the shipping point rather than upon receipt by the customer; and estimated costs of returns will be recorded as a current asset rather than netted with our sales return reserve. We plan to adopt this ASU in the first quarter of 2018 and we anticipate using the modified retrospective adoption method. We are continuing to evaluate the impacts this ASU and related disclosures will have on our Consolidated Financial Statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as right-of-use assets and lease liabilities. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification dictates whether lease expense is to be recognized based on an effective interest method or on a straight-line basis over the term of the lease. Additional qualitative and quantitative disclosures will be required to give financial statement users information on the amount, timing and judgments related to a reporting entity’s cash flows arising from leases. This ASU is effective for us beginning in the first quarter of 2019. We are currently evaluating the impact of the standard, which will require recognizing and measuring leases at the beginning of the earliest period presented using a modified retrospective approach. We expect adoption of this standard will have a material impact on our Consolidated Financial Statements.

7 of 30

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation — Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments and presentation within the financial statements. We adopted ASU No. 2016-09 with an effective date of January 29, 2017. The impact of the adoption resulted in the following:

•
Excess tax benefits and deficiencies resulting from stock-based compensation arrangements are now recorded within income tax expense on the Condensed Consolidated Statement of Earnings when the awards vest or are settled, rather than within equity. Additionally, excess tax benefits are now excluded from assumed future proceeds in our calculation of diluted shares for purposes of determining diluted earnings per share. The prospective adoption of this provision did not have a material effect on the Condensed Consolidated Financial Statements for the nine months ended October 28, 2017. We had no previously unrecognized excess tax benefits that would have resulted in a cumulative-effect adjustment to beginning retained earnings.

•
Forfeitures on share-based awards are recorded as they occur, rather than our historical method of estimating forfeitures at the grant date. In evaluating the impact of this change, the adjustment to adopt on a modified retrospective basis was immaterial, therefore no adjustment has been made to beginning retained earnings.

•
Excess tax benefits from stock-based compensation arrangements are classified as cash flows from operations, rather than as cash flows from financing activities. We adopted this change retrospectively, which resulted in an increase to net cash provided by operating activities and an increase in cash flows used in financing activities of $2 for the nine months ended October 29, 2016. Additionally, cash flows related to withholding shares for tax purposes on net-settled awards are classified as financing activities, rather than operating activities. This classification change was also adopted retrospectively, resulting in an increase of $4 to net cash provided by operating activities with an offsetting increase to net cash used in financing activities on the Condensed Consolidated Statement of Cash Flows for the nine months ended October 29, 2016.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. Under this new guidance, if the carrying amount of a reporting unit exceeds its estimated fair value, an impairment charge shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The ASU is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact this guidance would have on our Consolidated Financial Statements.

8 of 30

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 2: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt, including capital leases, is as follows:

	October 28, 2017	January 28, 2017	October 29, 2016
Secured
Mortgage payable, 7.68%, due April 2020	$20	$24	$26
Other	1	3	3
Total secured debt	21	27	29

Unsecured
Net of unamortized discount:
Senior notes, 6.25%, due January 2018	—	650	650
Senior notes, 4.75%, due May 2020	499	499	499
Senior notes, 4.00%, due October 2021	500	500	500
Senior notes, 4.00%, due March 2027	349	—	—
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 7.00%, due January 2038	146	146	146
Senior notes, 5.00%, due January 2044	891	602	602
Other	32	50	52
Total unsecured debt	2,717	2,747	2,749

Total long-term debt	2,738	2,774	2,778
Less: current portion	(57)	(11)	(11)
Total due beyond one year	$2,681	$2,763	$2,767

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
Credit Facilities
As of October 28, 2017, we had total short-term borrowing capacity of $800 under our senior unsecured revolving credit facility (“revolver”) that expires in April 2020. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes. We have the option to increase the revolving commitment by up to $200, to a total of $1,000, provided that we obtain written consent from the lenders. From time to time we utilize our commercial paper program to fund working capital needs, which has the effect of reducing available liquidity under the revolver until repaid.
As of October 28, 2017, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our revolver.
The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) leverage ratio of no more than four times. As of October 28, 2017, we were in compliance with this covenant.

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
We estimate the fair value of our long-term debt using quoted market prices of the same or similar issues and, as such, this is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	October 28, 2017	January 28, 2017	October 29, 2016
Carrying value of long-term debt	$2,738	$2,774	$2,778
Fair value of long-term debt	2,840	2,949	3,064
Financial Instruments Measured at Fair Value on a Nonrecurring Basis
Our employee credit card receivables are classified as “held for sale” (“receivables held for sale”) and are recorded at the lower of cost or fair value (see Note 1: Basis of Presentation). We estimate the fair value of our receivables held for sale based on a discounted cash flow model using estimates and assumptions regarding future credit card portfolio performance. This fair value estimate is primarily based on Level 3 inputs in the fair value hierarchy. Based upon this assessment, the carrying value of the receivables held for sale approximated fair value at October 28, 2017.
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
During the third quarter of 2016, the long-term operating plan for Trunk Club was updated to reflect current expectations for future growth and profitability which were lower than previous expectations. Due to lowered expectations, we tested Trunk Club goodwill for impairment in the third quarter, one quarter prior to the annual evaluation. Step 1 test results indicated that the estimated fair value of the reporting unit was less than the carrying value.
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
There were no material impairment charges for these assets for the nine months ended October 28, 2017.
NOTE 4: COMMITMENTS AND CONTINGENCIES
Plans for our Manhattan full-line store, which we currently expect to open in 2019, ultimately include owning a condominium interest in a mixed-use tower and leasing certain nearby properties. As of October 28, 2017, we had approximately $249 of fee interest in land, which is expected to convert to a condominium interest once the store is constructed. We have committed to make future installment payments based on the developer meeting pre-established construction and development milestones. In the event that this project is not completed, the opening may be delayed and we may be subject to future losses or capital commitments in order to complete construction or to monetize our investment in the land.

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
During the nine months ended October 28, 2017, we repurchased 4.6 shares of our common stock for an aggregate purchase price of $206 and had $414 remaining in share repurchase capacity as of October 28, 2017. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission (“SEC”) rules.
In November 2017, subsequent to quarter end, we declared a quarterly dividend of $0.37 per share, which will be paid on December 12, 2017.
NOTE 6: STOCK-BASED COMPENSATION
On May 16, 2017, our shareholders approved an amendment to the 2010 Equity Incentive Plan. The amendment increases common stock available for issuance by 6.2. As of October 28, 2017, the aggregate number of shares to be issued under the Plan may not exceed 36.6, plus any shares currently outstanding under the 2004 Plan that are forfeited or expire during the term of the 2010 plan.
The following table summarizes our stock-based compensation expense:

	Quarter Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Restricted stock units	$13	$10	$40	$25
Stock options	5	9	13	28
Acquisition-related stock compensation	—	2	1	10
Other	1	—	5	5
Total stock-based compensation expense, before income tax benefit	19	21	59	68
Income tax benefit	(7)	(7)	(22)	(22)
Total stock-based compensation expense, net of income tax benefit	$12	$14	$37	$46
In 2014, restricted stock units became a growing component of our stock-based compensation mix. During 2017, this trend has continued as our annual grant allocation shifted towards more restricted stock units and less options to better align with our compensation program’s guiding principles. The following table summarizes our grants:

	Nine Months Ended
	October 28, 2017		October 29, 2016
	Granted	Weighted-average grant-date fair value per unit	Granted	Weighted-average grant-date fair value per unit
Restricted stock units	1.9	$42	1.9	$44
Stock options	0.3	$16	2.9	$15
Performance share units	0.1	$40	0.1	$44

11 of 30

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 7: EARNINGS (LOSS) PER SHARE
The computation of earnings (loss) per share is as follows:

	Quarter Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net earnings (loss)	$114	($10)	$286	$153

Basic shares	166.6	173.4	166.7	173.3
Dilutive effect of common stock equivalents[1]	2.2	—	2.1	2.3
Diluted shares	168.8	173.4	168.8	175.6

Earnings (Loss) per basic share	$0.68	($0.06)	$1.72	$0.88
Earnings (Loss) per diluted share	$0.67	($0.06)	$1.70	$0.87

Anti-dilutive common stock equivalents	10.0	6.5	10.8	9.0
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

12 of 30

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 8: SEGMENT REPORTING
The following table sets forth information for our reportable segments:

	Retail	Corporate/Other	Retail Business	Credit	Total
Quarter Ended October 28, 2017
Net sales	$3,351	$190	$3,541	$—	$3,541
Credit card revenues, net	—	—	—	88	88
Earnings (loss) before interest and income taxes	168	(8)	160	48	208
Interest expense, net	—	(28)	(28)	—	(28)
Earnings (loss) before income taxes	168	(36)	132	48	180

Quarter Ended October 29, 2016
Net sales	$3,317	$155	$3,472	$—	$3,472
Credit card revenues, net	—	—	—	70	70
Earnings before interest and income taxes	18	5	23	32	55
Interest expense, net	—	(30)	(30)	—	(30)
Earnings (loss) before income taxes	18	(25)	(7)	32	25

Nine Months Ended October 28, 2017
Net sales	$10,698	($161)	$10,537	$—	$10,537
Credit card revenues, net	—	—	—	239	239
Earnings (loss) before interest and income taxes	767	(316)	451	124	575
Interest expense, net	—	(104)	(104)	—	(104)
Earnings (loss) before income taxes	767	(420)	347	124	471

Nine Months Ended October 29, 2016
Net sales	$10,446	($191)	$10,255	$—	$10,255
Credit card revenues, net	—	—	—	186	186
Earnings (loss) before interest and income taxes	590	(274)	316	65	381
Interest expense, net	—	(90)	(90)	—	(90)
Earnings (loss) before income taxes	590	(364)	226	65	291
Retail Business represents a subtotal of the Retail segment and Corporate/Other and is not a reportable segment.

13 of 30

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

The following table summarizes net sales within our reportable segments:

	Quarter Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Nordstrom full-line stores - U.S.[1]	$1,488	$1,568	$4,858	$5,128
Nordstrom.com	534	497	1,901	1,675
Full-price	2,022	2,065	6,759	6,803

Nordstrom Rack	966	958	2,910	2,777
Nordstromrack.com/HauteLook	212	159	609	482
Off-price	1,178	1,117	3,519	3,259

Other retail[2]	151	135	420	384
Retail segment	3,351	3,317	10,698	10,446
Corporate/Other	190	155	(161)	(191)
Total net sales	$3,541	$3,472	$10,537	$10,255
1 Nordstrom full-line stores - U.S. includes Nordstrom Local.
2 Other retail includes Nordstrom Canada full-line stores, Trunk Club and Jeffrey boutiques.

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

•
potential goodwill impairment charges, future impairment charges and fluctuations in the fair values of reporting units or of assets in the event projected financial results are not achieved within expected time frames,

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

15 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

OVERVIEW
Our third quarter net earnings were $114, or $0.67 per diluted share. The estimated reduction in earnings from three hurricanes affecting our business in Puerto Rico, Florida, and Texas in the quarter was approximately $0.04 per diluted share.
Our net sales increased 2.0%, and comparable sales decreased 0.9% during the quarter. The estimated lost sales impact from the hurricanes was approximately $20, or 60 basis points. When adjusted for this impact, our overall sales performance was generally in-line with our expectations. This reflected consistent trends in our full-price business while we experienced softer sales in our off-price business. Our merchandise margins continued to be relatively stable, reflecting our ongoing progress in supporting a healthy regular-price selling business. For the third quarter and the balance of the year, our inventory plans are aligned with our current sales trends.
Core to our strategy, we are focused on providing a differentiated selection of the best products, coupled with a high level of service and experience. We are continually testing and learning from new concepts to deliver experiences that improve speed, convenience, and personalization for our customers:

•
Our most recent example is Nordstrom Local, a test retail concept in West Hollywood, California focused on services. This location allows customers more convenient access to personal stylists, alterations and online order pickups and returns.

•
We recently expanded Reserve Online and Try-In Store to more than 50 stores across the country. This service is a convenient way for customers to shop and it frees up their time. If they use that time to do additional shopping in our stores, it may result in a lift in their spend. Another way we are connecting the digital and in-store experience is through Style Boards. This digital selling tool leverages the expertise of our salespeople and enables customers to receive personalized product recommendations on their mobile phones.

•
Collaborating with popular fashion influencer Something Navy, we launched an exclusive capsule collection with our in-house Treasure & Bond brand. This launch was our largest ever, generating $2 in demand on the first day. We continue to grow limited distribution products and our private label brands continue to outperform the company average.

Looking ahead to the remainder of the year, we are focused on making Nordstrom a convenient place for customers to do their holiday shopping.

•	We have invested in key categories and brands that resonate most with our customers. To support peak volumes we expect during the holidays, we are expanding our online selection.

•	To make shopping faster and easier, we offer:

◦
Buy Online Pick up In-Store with an option for curbside service in our full-line stores. In major markets, including Seattle, Chicago, Dallas and San Diego, 24-hour curbside pickup will be available for the holidays.

◦	Reserve Online and Try In-Store in more than 50 of our full-line stores

◦	Same-day delivery services in several markets
The combination of our physical and digital assets represents a competitive advantage. Our omni-channel business model provides for favorable economics related to driving customer spend, reducing the cost of serving customers, and elevating the Nordstrom and Nordstrom Rack brands. We are well-positioned to execute on our customer strategy and remain focused on delivering a differentiated customer experience.

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
Retail Business
Our Retail Business includes our Nordstrom U.S. and Canada full-line stores (including Nordstrom Local), Nordstrom.com, Nordstrom Rack stores, Nordstromrack.com/HauteLook, Trunk Club, Jeffrey boutiques and Last Chance clearance stores. For purposes of discussion and analysis of our results of operations of our Retail Business, we combine our Retail segment results with revenues and expenses in the “Corporate/Other” column of Note 8: Segment Reporting in Item 1 (collectively, the “Retail Business”).
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

Summary
The following table summarizes the results of our Retail Business:

	Quarter Ended
	October 28, 2017		October 29, 2016
	Amount	% of net sales[1]	Amount	% of net sales[1]
Net sales	$3,541	100.0%	$3,472	100.0%
Cost of sales and related buying and occupancy costs	(2,311)	(65.3%)	(2,262)	(65.2%)
Gross profit	1,230	34.7%	1,210	34.8%
Selling, general and administrative expenses	(1,070)	(30.2%)	(990)	(28.5%)
Goodwill impairment	—	—	(197)	(5.7%)
Earnings before interest and income taxes	$160	4.5%	$23	0.6%

	Nine Months Ended
	October 28, 2017		October 29, 2016
	Amount	% of net sales[1]	Amount	% of net sales[1]
Net sales	$10,537	100.0%	$10,255	100.0%
Cost of sales and related buying and occupancy costs	(6,914)	(65.6%)	(6,718)	(65.5%)
Gross profit	3,623	34.4%	3,537	34.5%
Selling, general and administrative expenses	(3,172)	(30.1%)	(3,024)	(29.5%)
Goodwill impairment	—	—	(197)	(1.9%)
Earnings before interest and income taxes	$451	4.3%	$316	3.1%
1 Subtotals and totals may not foot due to rounding.

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

	Quarter Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales by channel:
Nordstrom full-line stores - U.S.[1]	$1,488	$1,568	$4,858	$5,128
Nordstrom.com	534	497	1,901	1,675
Full-price	2,022	2,065	6,759	6,803

Nordstrom Rack	966	958	2,910	2,777
Nordstromrack.com/HauteLook	212	159	609	482
Off-price	1,178	1,117	3,519	3,259

Other retail[2]	151	135	420	384
Retail segment	3,351	3,317	10,698	10,446
Corporate/Other	190	155	(161)	(191)
Total net sales	$3,541	$3,472	$10,537	$10,255

Net sales increase	2.0%	7.2%	2.7%	3.0%

Comparable sales increase (decrease) by channel:
Nordstrom full-line stores - U.S.	(4.9%)	(4.5%)	(5.2%)	(6.3%)
Nordstrom.com	7.5%	20.1%	13.5%	10.3%
Full-price	(1.9%)	0.5%	(0.5%)	(2.6%)
Nordstrom Rack	(5.0%)	0.9%	(2.3%)	0.4%
Nordstromrack.com/HauteLook	33.6%	23.2%	26.3%	32.9%
Off-price	0.8%	3.9%	2.0%	4.6%
Total Company	(0.9%)	2.4%	0.1%	(0.2%)

Sales per square foot:
Total sales per square foot	$118	$119	$353	$355
4-wall sales per square foot	86	90	271	283
Full-line sales per square foot - U.S.	72	76	235	247
Nordstrom Rack sales per square foot	118	127	361	376
1 Nordstrom full-line stores - U.S. includes Nordstrom Local.
2 Other retail includes Nordstrom Canada full-line stores, Trunk Club and Jeffrey boutiques.
Total Company net sales increased 2.0% for the third quarter and 2.7% for the nine months ended October 28, 2017, compared with the same periods in 2016, while comparable sales decreased 0.9% for the third quarter and increased 0.1% for the nine months ended October 28, 2017. The estimated lost sales impact from the hurricanes impacting Puerto Rico, Florida and Texas was approximately $20, or 60 basis points for the third quarter and 20 basis points for the nine months ended October 28, 2017. To date in fiscal 2017, we opened 17 Nordstrom Rack stores, one Canada full-line store and one Nordstrom Local store, relocated two U.S. full-line stores and one Nordstrom Rack store and closed two U.S. full-line stores.

18 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Full-price net sales, which consists of U.S. full-line and Nordstrom.com channels, decreased 2.1% for the third quarter and 0.7% for the nine months ended October 28, 2017, compared with the same periods in 2016, while comparable sales decreased 1.9% for the third quarter and 0.5% for the nine months ended October 28, 2017. Also on a comparable basis for the third quarter and the nine months ended October 28, 2017, full-price experienced a decrease in the total number of items sold, partially offset by an increase in the average selling price per item sold. The top-performing merchandise category was Men’s Apparel for the third quarter and Women’s Apparel for the nine months ended October 28, 2017. The West was the top-performing U.S. geographic region for the third quarter and the nine months ended October 28, 2017.
Off-price net sales, which consists of Nordstrom Rack and Nordstromrack.com/HauteLook channels, increased 5.5% for the third quarter and 8.0% for the nine months ended October 28, 2017, compared with the same periods in 2016, while comparable sales increased 0.8% and 2.0% for the third quarter and nine months ended October 28, 2017. For the quarter and year-to-date period ended October 28, 2017, Nordstrom Rack experienced a decrease in the average selling price per item sold and in the total number of items sold on a comparable basis. The top-performing Nordstrom Rack merchandise category was Cosmetics for the third quarter and the nine months ended October 28, 2017. The West was the top-performing geographic region for the third quarter and the nine months ended October 28, 2017.
Other retail net sales increased for the third quarter and nine months ended October 28, 2017, compared with the same periods in 2016 due to increases in Canada sales, partially offset by lower sales in Trunk Club.
Retail Business Gross Profit
The following table summarizes the Retail Business gross profit (“Retail GP”):

	Quarter Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Retail gross profit	$1,230	$1,210	$3,623	$3,537
Retail gross profit as a % of net sales	34.7%	34.8%	34.4%	34.5%

			October 28, 2017	October 29, 2016
Ending inventory per square foot			$80.54	$80.94
Inventory turnover rate			4.39	4.31
Retail GP decreased 12 basis points for the third quarter and 11 basis points for the nine months ended October 28, 2017, compared with the same periods in 2016, primarily due to higher planned occupancy expenses related to new store growth for Nordstrom Rack and Canada. Continued focus on inventory execution led to improvements in both ending inventory per square foot and the inventory turnover rate as of October 28, 2017.
Retail Business Selling, General and Administrative Expenses
Retail Business selling, general and administrative expenses (“Retail SG&A”) are summarized in the following table:

	Quarter Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Retail selling, general and administrative expenses	$1,070	$990	$3,172	$3,024
Retail selling, general and administrative expenses as a % of net sales	30.2%	28.5%	30.1%	29.5%
Retail SG&A increased $80 and 168 basis points for the third quarter and increased $148 and 61 basis points for the nine months ended October 28, 2017, primarily due to planned increases in technology and supply chain expenses associated with our growth initiatives.

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
Summary
The table below provides a detailed view of the operational results of our Credit segment, consistent with Note 8: Segment Reporting in Item 1:

	Quarter Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Credit card revenues, net	$88	$70	$239	$186
Credit expenses	(40)	(38)	(115)	(121)
Earnings before interest and income taxes	$48	$32	124	65

Credit and debit card volume[1]:
Inside	$1,205	$1,239	$4,202	$4,215
Outside	1,084	1,023	3,146	3,106
Total volume	$2,289	$2,262	$7,348	$7,321
1 Credit and debit card volume represents sales on the total portfolio plus applicable sales taxes.
Credit Card Revenues, net
The following is a summary of our credit card revenues, net:

	Quarter Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Credit program revenues, net	$85	$67	$229	$176
Other	3	3	10	10
Total credit card revenues, net	$88	$70	$239	$186
Pursuant to our program agreement with TD, we receive our portion of the ongoing credit card revenue, net of credit losses, from both sold and newly generated credit card receivables, which is recorded in credit program revenues, net. Asset amortization and deferred revenue recognition associated with the assets and liabilities recorded as part of the transaction are also recognized in credit program revenues, net. Revenue earned under the program agreement is impacted by the credit quality of receivables, both owned and serviced, and factors such as deteriorating economic conditions, declining creditworthiness of cardholders and the execution of account management and collection activities may heighten the risk of credit losses. Other credit card revenues include finance charge revenue, interchange fees and late fees on our accounts receivable retained (including debit and employee receivables). Subsequent to quarter end, on November 1, 2017, we completed the sale of our employee credit card receivables to TD (see Note 1: Basis of Presentation in Item 1).
Credit card revenues, net increased $18 for the third quarter and $53 for the nine months ended October 28, 2017, compared with the same periods in 2016, reflecting our strategic partnership with TD to responsibly grow our receivables and associated revenues. There was also a reduction in amortization expense related to the sale of the credit card portfolio.
Credit Expenses
Total credit expenses were relatively flat for the third quarter, compared with the same period in 2016, and decreased $6 for the nine months ended October 28, 2017, primarily due to lower processing costs driven by operational efficiencies.

20 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Total Company Results
Interest Expense, net
Interest expense, net was $28 for the third quarter, compared with $30 for the same period in 2016, and $104 for the nine months ended October 28, 2017, compared with $90 for the same period in 2016. The increase for the nine months ended October 28, 2017 was primarily due to a net interest expense charge of $18 related to the $650 debt refinancing completed in the first quarter of 2017 (see Note 2: Debt and Credit Facilities in Item 1).
Income Tax Expense
Income tax expense is summarized in the following table:

	Quarter Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Income tax expense	$66	$35	$185	$138
Effective tax rate	36.7%	140.3%	39.2%	47.4%
The effective tax rate decreased for the third quarter and nine months ended October 28, 2017, compared with the same periods in 2016, primarily due to the non-deductible goodwill impairment charge of $197 related to Trunk Club in the third quarter of 2016. Excluding the impact of the Trunk Club impairment, our effective tax rate for both the third quarter and nine months ended October 28, 2017 increased approximately 300 basis points primarily due to changes in tax reserves and an increase in the valuation allowance for foreign net operating losses.
Earnings (Loss) Per Share
Earnings (Loss) per share is as follows:

	Quarter Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Basic	$0.68	($0.06)	$1.72	$0.88
Diluted	$0.67	($0.06)	$1.70	$0.87
Earnings per diluted share increased for the third quarter and nine months ended October 28, 2017 primarily due to the Trunk Club goodwill impairment charge of $197 in 2016, which had an impact of approximately $0.90 per share for both the quarter and nine months ended October 29, 2016. Excluding the impact of the impairment, earnings per diluted share decreased for the quarter and nine months ended October 28, 2017 primarily due to planned increases in technology and supply chain expenses associated with our growth initiatives. Additionally, the estimated reduction in earnings from three hurricanes affecting stores in Puerto Rico, Florida and Texas in the quarter was approximately $0.04 per share.
2017 Outlook
We updated our annual earnings per diluted share expectations to incorporate our third quarter results and the estimated impacts of the three hurricanes. Nordstrom’s expectations for fiscal 2017, which include the impact of the 53rd week, are as follows:

Current Outlook
Net sales (percent)	Approximately 4
Comparable sales (percent)	Approximately flat
Retail EBIT	$755 to $785
Credit EBIT	Approximately $165
Earnings per diluted share (excluding the impact of any future share repurchases)	$2.85 to $2.95
The income tax rate is estimated to be approximately in line with the rate for the nine months ended October 28, 2017. The 53rd week is expected to add approximately $200 to net sales and approximately $0.02 to $0.03 to earnings per diluted share. The 53rd week is not included in comparable sales calculations. The full-year impact from three hurricanes that occurred in the third quarter is estimated to impact sales by $26, EBIT by $17 and EPS by $0.06 per share. The damage in Puerto Rico was extensive, requiring us to close the store as we continue our repair efforts.

21 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Return on Invested Capital (“ROIC”) (Non-GAAP financial measure)
We believe ROIC is a useful financial measure for investors in evaluating the efficiency and effectiveness of our use of capital and believe ROIC is an important component of shareholders’ return over the long term. In addition, we incorporate ROIC in our executive incentive compensation measures. For the 12 fiscal months ended October 28, 2017, our ROIC increased to 10.7% compared with 7.2% for the 12 fiscal months ended October 29, 2016. Results for the prior period were negatively impacted by approximately 340 basis points due to the Trunk Club non-cash goodwill impairment charge in the third quarter of 2016.
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

	12 Fiscal Months Ended
	October 28, 2017	October 29, 2016
Net earnings	$488	$333
Add: income tax expense	376	252
Add: interest expense	139	121
Earnings before interest and income tax expense	1,003	706

Add: rent expense	237	195
Less: estimated depreciation on capitalized operating leases[1]	(126)	(103)
Net operating profit	1,114	798

Less: estimated income tax expense	(486)	(383)
Net operating profit after tax	$628	$415

Average total assets	$8,009	$7,987
Less: average non-interest-bearing current liabilities[2]	(3,211)	(3,105)
Less: average deferred property incentives and deferred rent liability[2]	(646)	(541)
Add: average estimated asset base of capitalized operating leases[3]	1,718	1,452
Average invested capital	$5,870	$5,793

Return on assets[4]	6.1%	4.2%
ROIC[4]	10.7%	7.2%
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
4 Results for the 12 fiscal months ended October 29, 2016 include the $197 impact of the Trunk Club non-cash goodwill impairment charge in the third quarter of 2016, which negatively impacted the prior period return on assets by approximately 250 basis points and ROIC by 340 basis points.

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
Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments. We believe that as of October 28, 2017, our existing cash and cash equivalents on-hand of $672, available credit facilities of $800 and potential future operating cash flows and borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives.
Operating Activities
Net cash provided by operating activities decreased $281 for the nine months ended October 28, 2017, compared with the same period in 2016, primarily due to the timing of a tax refund received in 2016 and tax payments in 2017.
Investing Activities
Net cash used in investing activities decreased $71 for the nine months ended October 28, 2017, compared with the same period in 2016, primarily due to a planned reduction in capital expenditures associated with fewer Canadian store openings.
Financing Activities
Net cash used in financing activities increased $61 for the nine months ended October 28, 2017, compared with the same period in 2016, primarily due to increased share repurchase activity, which occurred in the first quarter of 2017.
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
Free Cash Flow (Non-GAAP financial measure)
Free Cash Flow is one of our key liquidity measures, and when used in conjunction with GAAP measures, provides investors with a meaningful analysis of our ability to generate cash from our business. For the nine months ended October 28, 2017, we had Free Cash Flow of ($127) compared with ($66) for the nine months ended October 29, 2016.
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

	Nine Months Ended
	October 28, 2017	October 29, 2016
Net cash provided by operating activities	$597	$878
Less: capital expenditures	(536)	(625)
Less: cash dividends paid	(185)	(192)
Less: change in cash book overdrafts	(3)	(127)
Free Cash Flow	($127)	($66)

23 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Credit Capacity and Commitments
As of October 28, 2017, we had total short-term borrowing capacity of $800 under our senior unsecured revolving credit facility (“revolver”) that expires in April 2020. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes. We have the option to increase the revolving commitment by up to $200, to a total of $1,000, provided that we obtain written consent from the lenders. From time to time we utilize our commercial paper program to fund working capital needs, which has the effect of reducing our available liquidity under the revolver until repaid.
As of October 28, 2017, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our revolver.
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
Debt Covenants
The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) leverage ratio of no more than four times (see the following additional discussion of Adjusted Debt to EBITDAR). As of October 28, 2017, we were in compliance with this covenant.

24 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Dollar and share amounts in millions except per share and per square foot amounts)

Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our goal is to manage debt levels to maintain an investment-grade credit rating and operate with an efficient capital structure. In evaluating our debt levels, this measure provides a reflection of our credit worthiness that could impact our credit rating and borrowing costs. We also have a debt covenant that requires an adjusted debt to EBITDAR leverage ratio of no more than four times. As of October 28, 2017 and October 29, 2016, our Adjusted Debt to EBITDAR was 2.5.
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

	2017[1]	2016[1]
Debt	$2,738	$2,778
Add: estimated capitalized operating lease liability[2]	1,896	1,561
Less: fair value hedge adjustment included in long-term debt	—	(14)
Adjusted Debt	$4,634	$4,325

Net earnings	$488	$333
Add: income tax expense	376	252
Add: interest expense, net	135	121
Earnings before interest and income taxes	999	706

Add: depreciation and amortization expenses	644	631
Add: rent expense	237	195
Add: non-cash acquisition-related charges[3]	10	197
EBITDAR	$1,890	$1,729

Debt to Net Earnings[4]	5.6	8.3
Adjusted Debt to EBITDAR	2.5	2.5
1 The components of Adjusted Debt are as of October 28, 2017 and October 29, 2016, while the components of EBITDAR are for the 12 months ended October 28, 2017 and October 29, 2016.
2 Based upon the estimated lease liability as of the end of the period, calculated as the trailing 12 months of rent expense multiplied by eight. The multiple of eight times rent expense is a commonly used method of estimating the debt we would record for our leases that are classified as operating if they had met the criteria for a capital lease or we had purchased the property.
3 Non-cash acquisition-related charges for the 12 months ended October 29, 2016 include the goodwill impairment charge of $197 related to Trunk Club.
4 Results for the period ended October 29, 2016 include the $197 impact of the Trunk Club goodwill impairment charge, which approximates 310 basis points.

25 of 30

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

26 of 30

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
In June 2017, members of the Nordstrom family formed a group (the “Group”) to explore the possibility of pursuing a “going private transaction” involving the acquisition by the Group of 100% of our outstanding shares of common stock (a “Going Private Transaction”). Our Board of Directors also formed a special committee (the “Special Committee”) comprised of independent directors to act on our behalf in connection with such exploration by the Group and any possible transaction. As of October 2017, the Group has suspended active exploration of a Going Private Transaction for the balance of the year, with the intent to resume such exploration after the conclusion of the holiday season. The Group has not made a proposal to us regarding any such Going Private Transaction and may never make such a proposal. We do not plan to disclose developments or provide updates on the progress or status of any potential Going Private Transaction until the Special Committee deems further disclosure is appropriate or required. Accordingly, speculation regarding any developments related to the review of a Going Private Transaction and perceived uncertainties related to our future could cause our stock price to fluctuate significantly.
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

27 of 30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) SHARE REPURCHASES
(Dollar and share amounts in millions, except per share amounts)
In February 2017, our Board of Directors authorized a program to repurchase up to $500 of our outstanding common stock through August 31, 2018. During the third quarter of 2017, we did not repurchase any shares of our common stock and do not plan to do so while the Group explores the possibility of a “going private transaction.” We had $414 remaining in share repurchase capacity as of October 28, 2017. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to market and economic conditions and applicable SEC rules.
Item 6. Exhibits.
Exhibits are incorporated herein by reference or are filed or furnished with this report as set forth in the Exhibit Index on page 30 hereof.

28 of 30

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Anne L. Bramman
Anne L. Bramman
Chief Financial Officer
(Principal Financial Officer)

Date:	November 28, 2017

29 of 30

NORDSTROM, INC.
Exhibit Index

Exhibit		Method of Filing
31.1	Certification of Co-President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of Co-President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Filed herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

30 of 30