Form 10-K
period 2018-02-03
NORDSTROM INC
filed 2018-03-19
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of July 28, 2017 the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $6.4 billion using the closing sales price on that day of $48.56. On March 12, 2018, 167,790,511 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2018 Annual Meeting of Shareholders scheduled to be held on May 29, 2018 are incorporated into Part III.

Nordstrom, Inc. and subsidiaries 1

[This page intentionally left blank.]

Nordstrom, Inc. and subsidiaries 3

PART I
Item 1. Business.
DESCRIPTION OF BUSINESS
Founded in 1901 as a retail shoe business in Seattle, Nordstrom later incorporated in Washington state in 1946 and went on to become one of the leading fashion retailers based in the U.S. We provide customers with a differentiated and seamless customer experience through our robust ecommerce platform and high-quality store portfolio in top North American markets. As of March 19, 2018, we operate 363 U.S. stores located in 40 states as well as six Nordstrom full-line stores in Canada. The west coast of the U.S. is the area in which we have the largest presence. We have two reportable segments, which include Retail and Credit.
As of March 19, 2018, the Retail segment includes:

•	117 Nordstrom-branded full-line stores in the U.S., including Nordstrom Local

•	six Canada full-line stores

•	full-price Nordstrom.com website and mobile application

•	235 off-price Nordstrom Rack stores

•	off-price Nordstromrack.com/HauteLook website and mobile application

•	seven Trunk Club clubhouses and TrunkClub.com website

•	two “Last Chance” clearance stores

•	two Jeffrey boutiques
Through these multiple retail channels, we strive to deliver the best customer experience possible. We offer an extensive selection of high-quality brand-name and private label merchandise focused on apparel, shoes, cosmetics and accessories.
Our integrated Nordstrom full-line stores and digital store allow us to provide our customers with a seamless shopping experience. In-store purchases are primarily fulfilled from that store’s inventory, but when inventory is unavailable at that store, it may also be shipped to our customers from our fulfillment centers in Cedar Rapids, Iowa and Elizabethtown, Pennsylvania (“East Coast”), or from other Nordstrom full-line stores. Online purchases are primarily shipped to our customers from our Cedar Rapids and East Coast fulfillment centers, but may also be shipped from our Nordstrom full-line stores. We engage with our customers on their terms, blurring the lines between the digital and in-store experience. Our customers can pick up online orders in our Nordstrom full-line stores if inventory is available at one of our locations, or reserve clothes online to try in store in many of our locations. Nordstrom Local is a test retail concept that is focused on services, providing customers convenient access to personal stylists, alterations, online orders and more. We also leverage the expertise of our salespeople to enable customers to receive personalized product recommendations on their mobile phones through our digital Style Board selling tool. These capabilities allow us to better serve customers across various channels and improve sales.
Nordstrom Rack stores purchase merchandise primarily from the same vendors carried in Nordstrom full-line stores and also serve as outlets for clearance merchandise from our Nordstrom stores and other retail channels. Nordstromrack.com/HauteLook offers a consistent selection of off-price merchandise, as well as limited-time sale events on fashion and lifestyle brands and are integrated with a single customer log-in, shared shopping cart and streamlined checkout process. Nordstromrack.com combines the technology expertise of HauteLook with the merchant expertise of Nordstrom Rack. Online purchases are primarily shipped to our customers from our San Bernardino, California and East Coast fulfillment centers. Furthermore, we can accommodate returns from these sites by mail or at any Nordstrom Rack location.
Through our Credit segment, our customers can access a variety of payment products and services, including a selection of Nordstrom-branded Visa® credit cards in the U.S. and Canada, as well as a Nordstrom-branded private label credit card and a debit card for Nordstrom purchases. When customers use a Nordstrom-branded credit or debit card, they also participate in our loyalty program that provides benefits based on their level of spending. Although the primary purposes of our Credit segment are to foster greater customer loyalty and drive more sales, we also receive credit card revenue through our program agreement with TD Bank, N.A. (“TD”) (see Note 2: Credit Card Receivable Transaction in Item 8).
We invested early in our omni-channel capabilities, integrating our operations, merchandising and technology across our stores and online, in both our Nordstrom full-price and Nordstrom Rack off-price businesses. Today, we have more than 60 combinations in which merchandise is ordered, fulfilled and delivered. Though this has enabled us to serve customers in multiple ways, we are focused on providing a seamless experience for our customer across stores and online. As a result of the evolution of our operations, our reportable segments have become progressively more integrated such that we will change our reportable segments to one reportable segment to align with how management will view the results of our operations in the first quarter of 2018. For more information about our business and our reportable segments, see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 15: Segment Reporting in Item 8.

FISCAL YEAR
We operate on a 52/53-week fiscal year ending on the Saturday closest to January 31st. References to 2017 relate to the 53-week fiscal year ended February 3, 2018. References to any other years included within this document are based on a 52-week fiscal year.
RETURN POLICY
We have a fair and reasonable approach to returns, handling them on a case-by-case basis with the ultimate objective of making our customers happy. We have no formal return policy on how long we accept returns at our Nordstrom full-line stores or online at Nordstrom.com. Our goal is to take care of our customers, which includes making returns and exchanges easy, whether in stores or online, where we offer free shipping on purchases and returns. Our Nordstrom Rack stores generally accept returns up to 90 days from the date of purchase with the original price tag and sales receipt and accept returns of Nordstromrack.com/HauteLook merchandise. Nordstromrack.com/HauteLook generally accepts returns of apparel, footwear, accessories and HauteLook home products within 90 days from the date of shipment. Beginning in 2018, our off-price channels accept returns 45 days from the date of purchase or shipment.
SEASONALITY
Our business, like that of other retailers, is subject to seasonal fluctuations. Due to our Anniversary Sale in July and the holidays in the fourth quarter, our sales are typically higher in the second and fourth quarters than in the first and third quarters of the fiscal year. Consistent with the timing in 2016, our 2017 Anniversary Sale began in the third week of July and extended one week into the third quarter.
NORDSTROM REWARDS
Our Nordstrom Rewards™ loyalty program, which rewards customers based on their level of spending, is one area that enables us to directly engage and strengthen relationships with customers while driving incremental sales and trips. Upon reaching certain point thresholds, customers receive Nordstrom Notes® (“Notes”), which can be redeemed for goods or services. In May 2016, we expanded the program to any customer interested in participating, when historically this program was offered only to Nordstrom cardholders. Notes can be earned and redeemed at Nordstrom full-line stores, Nordstrom.com, Nordstrom Rack and Nordstromrack.com/HauteLook. Nordstrom cardholders can also earn rewards at Trunk Club. Customers who participate in our Nordstrom Rewards loyalty program through our credit and debit cards receive additional benefits including reimbursements for alterations, Personal Triple Points days, shopping and fashion events and early access to the Anniversary Sale.
COMPETITIVE CONDITIONS
We operate in a highly competitive business environment. We compete with other international, national, regional and local retailers, including internet-based businesses, omni-channel department stores, specialty stores, off-price stores and boutiques, that may carry similar lines of merchandise. Our specific competitors vary from market to market. We believe the keys to competing in our industry are providing great customer service and customer experiences in stores and online. This includes offering compelling price and value, fashion newness, quality of products, selection, convenience, technology, product fulfillment, personalization and appealing, relevant store environments in top locations.
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
In order to offer merchandise that our customers want, we purchase from a wide variety of high-quality domestic and foreign suppliers. We also have arrangements with agents and contract manufacturers to produce our private label merchandise. We expect our suppliers to meet our “Nordstrom Partnership Guidelines,” which address our corporate social responsibility standards for matters such as legal and regulatory compliance, labor, health and safety and the environment. This is available on our website at Nordstrom.com.
EMPLOYEES
During 2017, we employed approximately 72,500 employees on a full- or part-time basis. Due to the seasonal nature of our business, employment increased to approximately 75,000 employees in July 2017 and 76,000 in December 2017. All of our employees are non-union. We believe our relationship with our employees is good.
TRADEMARKS
We have 193 trademarks, each of which is the subject of one or more trademark registrations and/or trademark applications. Our most notable trademarks include Nordstrom, Nordstrom Rack, HauteLook and Trunk Club. Our most notable brand trademarks include Halogen, BP., Nordstrom, Zella, Caslon, Tucker+Tate and 14th & Union. Each of our trademarks is renewable indefinitely, provided that it is still used in commerce at the time of the renewal.

Nordstrom, Inc. and subsidiaries 5

CAUTIONARY STATEMENT
Certain statements in this Annual Report on Form 10-K contain or may suggest “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties including, but not limited to, our anticipated financial outlook for the fiscal year ending February 2, 2019, our anticipated annual total and comparable sales rates, our anticipated new store openings in existing, new and international markets, our anticipated Return on Invested Capital and trends in our operations. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Our actual future results may differ materially from historical results or current expectations depending upon factors including, but not limited to:
Strategic and Operational

•	successful execution of our customer strategy to provide a differentiated and seamless experience across all Nordstrom channels,

•
timely and effective implementation of our plans to evolve our business model, including development of applications for electronic devices, improvement of customer-facing technology, timely delivery of products purchased digitally, enhancement of inventory management systems, greater and more fluid inventory availability between our digital channels and retail store locations, and greater consistency in marketing and pricing strategies, as well as our ability to manage the costs associated with this evolving business model,

•
our ability to evolve our business model as necessary to respond to the business and retail environment, as well as fashion trends and consumer preferences, including changing expectations of service and experience in stores and online,

•	our ability to properly balance our investments in existing and new store locations, especially our investments in our Nordstrom Men’s Store NYC and Nordstrom NYC,

•	successful execution of our information technology strategy,

•	our ability to effectively utilize data in strategic planning and decision making,

•
timely completion of construction associated with newly planned stores, relocations and remodels, all of which may be impacted by the financial health of third parties and consumer traffic to the locations,

•	efficient and proper allocation of our capital resources,

•	effective inventory management processes and systems, fulfillment and supply chain processes and systems, disruptions in our supply chain and our ability to control costs,

•
the impact of any systems or network failures, cybersecurity and/or security breaches, including any security breach of our systems or those of a third-party provider that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information or compliance with information security and privacy laws and regulations in the event of such an incident,

•
the effect of the publicly announced exploration by members of the Nordstrom family of a possible “going private transaction” on our relationships with our customers, employees, suppliers and partners, on our operating results and on our business generally,

•	our ability to safeguard our reputation and maintain our vendor relationships,

•
our ability to maintain relationships with and motivate our employees and to effectively attract, develop and retain our future leaders, which could be impacted by the uncertainty about the possibility of a “going private transaction”,

•	our ability to realize the expected benefits, respond to potential risks and appropriately manage costs associated with our program agreement with TD,

•	the effectiveness of planned advertising, marketing and promotional campaigns in the highly competitive and promotional retail industry,

•	market fluctuations, increases in operating costs, exit costs and overall liabilities and losses associated with owning and leasing real estate,

•
potential goodwill impairment charges, future impairment charges and fluctuations in the fair values of reporting units or of assets in the event projected financial results are not achieved within expected time frames,

•	compliance with debt and operating covenants, availability and cost of credit, changes in our credit rating and changes in interest rates,

•	the timing, price, manner and amounts of future share repurchases by the Company, if any, or any share issuances by the Company,
Economic and External

•	the impact of the seasonal nature of our business and cyclical customer spending,

•	the impact of economic and market conditions and the resultant impact on consumer spending and credit patterns,

•	the impact of economic, environmental or political conditions in the U.S. and countries where our third-party vendors operate,

•
weather conditions, natural disasters, health hazards, national security or other market and supply chain disruptions, or the prospects of these events and the resulting impact on consumer spending patterns or information technology systems and communications,

Legal and Regulatory

•
our compliance with applicable domestic and international laws, regulations and ethical standards, including those related to employment and tax, and the outcome of claims and litigation and resolution of such matters,

•	the impact of the current regulatory environment and financial system, health care, and tax reforms,

•	the impact of changes in accounting rules and regulations, changes in our interpretation of the rules or regulations, or changes in underlying assumptions, estimates or judgments.
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

SEC FILINGS
We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”). All the materials we file with the SEC are publicly available at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
RISKS DUE TO STRATEGIC AND OPERATIONAL FACTORS
Our inability to successfully execute our customer strategy or our plans to evolve our business model could negatively impact our business and future profitability and growth.
The retail environment is rapidly evolving with customer shopping preferences continuing to shift to digital channels. Computers and mobile electronic devices allow customers to browse and transact anywhere and anytime. Our customer strategy focuses on providing a differentiated and seamless experience across all Nordstrom channels, whether in store or in the digital environment. We are enhancing our customer shopping experience in our stores and online, including mobile and social channels, by pursuing a heightened focus on digital technology to fuel our growth.
Our growth strategies in this area span the development of applications for electronic devices, improvement of customer-facing technology, timely delivery of products purchased digitally, enhancement of inventory management systems, greater and more fluid inventory availability between digital and retail locations, and greater consistency in marketing and pricing strategies. In addition, these strategies will require further expansion and reliance on data science and analytics across all our channels. This business model has a high variable cost structure driven by fulfillment and marketing costs and will continue to require investment in cross-channel operations and supporting technologies.
With the accelerated pace of change in the retail environment, we may not be able to meet our customers’ changing expectations of how they shop in stores or through digital channels. If we do not successfully implement and expand our digital initiatives, or do not seamlessly integrate or maintain them properly, we may fall short of our customer’s expectations, impacting our brand, reputation, profitability and growth. In addition, if customers shift to digital channels at a different pace than we anticipate, we may need to quickly modify our initiatives and investments, which may adversely impact our profitability and harm our competitive position. We also may not gather accurate and relevant data or effectively utilize that data, which may impact our strategic planning and decision making.

Nordstrom, Inc. and subsidiaries 7

Our business could suffer if we do not appropriately assess and react to competitive market forces and changes in customer behavior.
We compete with other international, national, regional and local retailers, including internet-based businesses, omni-channel department stores, specialty stores, off-price stores and boutiques, that may carry similar lines of merchandise. Digital channels continue to facilitate comparison shopping, intensifying competition in the retail market. If we fail to adequately anticipate and respond to customer and market dynamics, we may lose market share or our ability to remain competitive, causing our sales and profitability to suffer. If we do not properly allocate our capital between the store and digital environment or between the full-price and off-price channels, or adjust the effectiveness and efficiency of our stores and digital channels, our overall sales and profitability could suffer.
Our customer relationships and sales may be negatively impacted if we do not anticipate and respond to consumer preferences and fashion trends or manage inventory levels appropriately.
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
The investment in existing and new store locations, including our Nordstrom Men’s Store NYC and Nordstrom NYC, may outpace our expected returns.
The locations of our existing stores and planned store openings are assessed based upon desirability, demographics, and retail environment. This involves certain risks, including properly balancing our capital investments between new stores, relocations, remodels, technology and digital channels, assessing the suitability of locations, especially in new domestic and international markets, and constructing, furnishing and supplying a store in a timely and cost-effective manner. In particular, we plan to open our Nordstrom Men’s Store NYC in Spring 2018 and our Nordstrom NYC store in 2019.
Sales at our stores may not meet projections, particularly in light of the changing trends between digital and brick-and-mortar shopping channels, which could adversely affect our return on investment. As we enter into new domestic and international markets, such as Manhattan and Canada, our efforts will require additional management attention and resources and may distract us from executing our core operations.
Even if we take appropriate measures to safeguard our information security and privacy environment from security breaches, our customers and our business could still be exposed to risk.
Nordstrom, our subsidiaries and, in some instances, our third-party vendors collect, store and transmit customers’ personal information, consumer preferences and credit card information. In addition, our operations involve the collection, storage and transmission of employee information and our financial and strategic data. Security breaches of this information may be the result of intentional or inadvertent activities by our employees or by third parties with whom we have business relationships that may result in the unauthorized release of customer or employee personal or confidential information.
Any measures we implement to prevent a security or cybersecurity threat may not be completely effective and may have the potential to harm relations with our customers and employees or decrease activity on our websites by making them more difficult to use. In addition, the regulatory environment surrounding information security, cybersecurity and privacy is increasingly demanding, with new and constantly changing requirements.
Security breaches and cyber incidents and their remediation, whether at Nordstrom, our third-party providers or other retailers, could expose us to a risk of loss or misappropriation of this information, litigation, regulatory enforcement action, fines, information technology system failures or network disruptions, potential liability, reputation damage and loss of customers’ trust and business, any of which could adversely impact our financial performance. Any such breaches or incidents could subject us to financial losses, investigation, notification and remediation costs, which may not be covered by our insurance policies. If there is additional information that is later discovered related to such security breach or incident, there could be further loss of shareholders’ and customers’ trust and business based upon their reactions to this additional information. Additionally, we could be subject to external credit card fraud. To the extent that any incident results in the loss, damage or misappropriation of information, we may be materially adversely affected by claims from our customers, financial institutions, regulators, payment card networks and other third parties.
Our business may be impacted by information technology system failures or network disruptions.
Our ability to transact with customers and operate our business depends on the efficient operation of our computer and communications systems. If we encounter an interruption or deterioration in critical processes or experience the loss of critical data, which may result from natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, security or cybersecurity threats or attacks or third-party or other disruptions, our business could be harmed. Depending on the severity of the failure, our disaster recovery plans may be inadequate or ineffective. These events could also damage our reputation, result in loss of sales and be expensive to remedy.

Improvements to our merchandise buying and fulfillment processes and systems could adversely affect our business if not successfully executed.
We are making investments to improve our merchandise planning, procurement, allocation and fulfillment capabilities through changes in personnel, processes, location logistics and technology over a period of several years. If we encounter challenges associated with change management, the ability to hire and retain key personnel involved in these efforts, implementation of associated information technology or adoption of new processes, our ability to continue to successfully execute our strategy or evolve our strategy with changes in the retail environment could be adversely affected. As a result, we may not derive the expected benefits to our sales and profitability, or we may incur increased costs relative to our current expectations.
The possibility of a “going private transaction” by the Nordstrom family could negatively impact our operating results, business and relationships with our customers, employees, suppliers and partners.
In June 2017, members of the Nordstrom family formed a group (the “Group”) to explore the possibility of pursuing a “going private transaction” involving the acquisition by the Group of 100% of our outstanding shares of common stock (a “Going Private Transaction”). The Board of Directors also formed a special committee (the “Special Committee”) comprised of independent directors to act on the Company’s behalf in connection with such exploration by the Group and any possible transaction. In October 2017, the Group informed the Special Committee that the Group has suspended active exploration of a Going Private Transaction for the balance of the year. The Group also informed the Special Committee that it intends to continue its efforts to explore the possibility of making a going private proposal after the conclusion of the holiday season. In March 2018, the Group delivered an indicative proposal to the Special Committee regarding a Going Private Transaction. The Special Committee determined that the price proposed is inadequate. No assurances can be given regarding the terms and details of any such transaction, that any proposal made by the Group, if any, will be accepted by the Special Committee, that definitive documentation relating to a transaction will be executed, or that a transaction will be consummated in accordance with that documentation, if at all. We do not plan to disclose developments or provide updates on the progress or status of any potential Going Private Transaction until the Special Committee deems further disclosure is appropriate or required. Speculation regarding any developments related to the review of a Going Private Transaction and perceived uncertainties related to our future could cause our stock price to fluctuate significantly.
The possibility of a Going Private Transaction or any other alternative may expose us and our operations to a number of risks and uncertainties, including the potential failure to retain, attract or strengthen our relationships with key personnel, current and potential customers, suppliers, and partners, which may cause them to terminate, or not to renew or enter into, arrangements with us; the potential incurrence of expenses associated with the retention of legal, financial and other advisors regardless of whether any transaction is consummated; distractions and disruptions in our business; and exposure to potential litigation in connection with this process and effecting any transaction, any of which could adversely affect our business, financial condition and results of operations as well as the market price of our common stock.
Our customer, employee and vendor relationships could be negatively affected if we fail to maintain our corporate culture and reputation.
We have a well-recognized culture and reputation that consumers may associate with a high level of integrity, customer service and quality merchandise, and it is one of the reasons customers shop with us and employees choose us as a place of employment. Any significant damage to our reputation, including factors outside our control or on social media, could diminish customer trust, weaken our vendor relationships, reduce employee morale and productivity and lead to difficulties in recruiting and retaining qualified employees. Additionally, management may not accurately assess the impact of significant legislative changes, including those that relate to privacy, employment matters and health care, impacting our relationship with our customers or our workforce and adversely affecting our sales and operations.
If we do not effectively design and implement our strategic and business planning processes to attract, retain, train and develop talent and future leaders, our business may suffer.
We rely on the experience of our senior management, who have specific knowledge relating to us and our industry that is difficult to replace, and the talents of our workforce to execute our business strategies and objectives. We have succession plans in place and our Board of Directors reviews these succession plans. If our succession plans do not adequately cover significant and unanticipated turnover, the loss of the services of any of these individuals, or any resulting negative perceptions of our business, could damage our reputation and our business. Additionally, our ability to maintain relationships with and motivate our employees and to effectively attract, develop and retain our future leaders, could be impacted by the uncertainty about the possibility of a Going Private Transaction.
Our program agreement with TD could adversely impact our business.
The program agreement with TD was consummated on terms that allow us to maintain customer-facing activities while TD provides Nordstrom-branded payment methods and payment processing services. If we fail to meet certain service levels, TD has the right to assume certain individual servicing functions. If we lose control of such activities and functions, if we do not successfully respond to potential risks and appropriately manage potential costs associated with the program agreement with TD, or if these transactions negatively impact the customer service associated with our cards, resulting in harm to our business reputation and competitive position, our operations, cash flows and returns to shareholders could be adversely affected. If TD became unwilling or unable to provide these services or if there are changes to the risk management policies implemented under our program agreement with TD, our results may be negatively impacted.

Nordstrom, Inc. and subsidiaries 9

Ownership and leasing real estate exposes us to possible liabilities and losses.
We own or lease the land and/or buildings for all of our stores and are therefore subject to all of the risks associated with owning and leasing real estate. In particular, the value of the assets could decrease, their operating costs could increase, or a store may not be opened as planned due to changes in the real estate market, demographic trends, site competition, dependence on third-party performance or overall economic environment. Additionally, we are potentially subject to liability for environmental conditions, exit costs associated with disposal of a store, commitments to pay base rent for the entire lease term or operate a store for the duration of an operating covenant.
Investment and partnerships in new business strategies and acquisitions could disrupt our core business.
We have invested in or are pursuing strategic growth opportunities, which may include acquisitions of, or investments in, other businesses, as well as new technologies or other investments to provide a superior customer shopping experience in our stores and digital channels. Additionally, our business model will continue to rely more on partnerships with third parties for certain strategic initiatives and technologies. If these investments, acquisitions or partnerships do not perform as expected or create operational difficulties, we may record impairment charges. If we do not realize our anticipated return on investments, our profitability and growth could be adversely affected.
If we fail to appropriately manage our capital, we may negatively impact our operations and shareholder return.
We utilize working capital to finance our operations, make capital expenditures and acquisitions, manage our debt levels and return value to our shareholders through dividends and share repurchases. Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict access to a potential source of liquidity. A deterioration in our capital structure or the quality and stability of our earnings could result in noncompliance with our debt covenants or a downgrade of our credit rating, constraining the financing available to our Company. If our access to financing is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted. Further, if we do not properly allocate our capital to maximize returns, our operations, cash flows and returns to shareholders could be adversely affected.
The concentration of stock ownership in a small number of our shareholders could limit our shareholders’ ability to influence corporate matters.
We have regularly reported in our annual proxy statements the holdings of members of the Nordstrom family, including Bruce A. Nordstrom, our former Co-President and Chairman of the Board, his sister Anne E. Gittinger and members of the Nordstrom family within our Executive Team. According to the Schedule 13D/A filed with the SEC on March 5, 2018, these individuals beneficially owned an aggregate of approximately 31% of our common stock. As a result, either individually or acting together, they may be able to exercise considerable influence over matters requiring shareholder approval. In addition, as reported in our periodic filings, our Board of Directors has from time to time authorized share repurchases. While these share repurchases may be offset in part by share issuances under our equity incentive plans and as consideration for acquisitions, the repurchases may nevertheless have the effect of increasing the overall percentage ownership held by these shareholders. The corporate law of the State of Washington, where the Company is incorporated, provides that approval of a merger or similar significant corporate transaction requires the affirmative vote of two-thirds of a company’s outstanding shares. The beneficial ownership of these shareholders may have the effect of discouraging offers to acquire us, delay or otherwise prevent a significant corporate transaction because the consummation of any such transaction would likely require the approval of these shareholders. As a result, the market price of our common stock could be affected.
RISKS DUE TO ECONOMIC AND EXTERNAL MARKET FACTORS
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
A downturn in economic conditions and other external market factors could have a significant adverse effect on our business and stock price.
During economic downturns, fewer customers may shop for the high-quality items in our stores and on our websites, as these products may be seen as discretionary, and those who do shop may limit the amount of their purchases. This reduced demand may lead to lower sales, higher markdowns and an overly promotional environment or increased marketing and promotional spending.
Additionally, factors such as results differing from guidance, changes in sales and operating income in the peak seasons, changes in our market valuations, performance results for the general retail industry, announcements by us or our industry peers or changes in analysts’ recommendations may still impact the price of our common stock and our shareholder returns.

Our stores located in shopping malls may be adversely affected by any declines in consumer traffic of malls.
The majority of our stores are located within shopping malls and benefit from the abilities that we and other anchor tenants have to generate consumer traffic. A substantial decline in mall traffic, the development of new shopping malls, the availability of locations within existing or new shopping malls, the success of individual shopping malls and the success of other anchor tenants may negatively impact our ability to maintain or grow our sales in existing stores, as well as our ability to open new stores, which could have an adverse effect on our financial condition or results of operations.
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
Revenues earned under our program agreement with TD are indirectly subject to economic and market conditions that are beyond our control, including, but not limited to, interest rates, consumer credit availability, demand for credit, consumer debt levels, payment patterns, delinquency rates, employment trends and other factors. Changes in these economic and market conditions could impair our revenues and profitability.
Our business and operations could be materially and adversely affected by supply chain disruptions, port disruptions, severe weather patterns, natural disasters, widespread pandemics and other natural or man-made disruptions.
These disruptions could cause, among other things, a decrease in consumer spending that would negatively impact our sales, staffing shortages in our stores, distribution centers or corporate offices, interruptions in the flow of merchandise to our stores, disruptions in the operations of our merchandise vendors or property developers, increased costs and a negative impact on our reputation and long-term growth plans. We have a significant amount of our total sales, stores and square footage in the west coast of the United States, particularly in California, which increases our exposure to market-disrupting conditions in this region.
RISKS DUE TO LEGAL AND REGULATORY FACTORS
We are subject to certain laws, litigation, regulatory matters and ethical standards, and our failure to comply with or adequately address developments as they arise could adversely affect our reputation and operations.
Our policies, procedures and practices and the technology we implement are designed to comply with federal, state, local and foreign laws, rules and regulations, including those imposed by the SEC, consumer protection and other regulatory agencies, the marketplace, and foreign countries, as well as responsible business, social and environmental practices, all of which may change from time to time. Compliance with laws and regulations and/or significant legislative changes may cause our business to be adversely impacted, or even limit or restrict the activities of our business. In addition, if we fail to comply with applicable laws and regulations or implement responsible business, social, environmental and supply chain practices, we could be subject to damage to our reputation, class action lawsuits, legal and settlement costs, civil and criminal liability, increased cost of regulatory compliance, losing our ability to accept credit and debit card payments from our customers, restatements of our financial statements, disruption of our business and loss of customers. Any required changes to our employment practices could result in the loss of employees, reduced sales, increased employment costs, low employee morale and harm to our business and results of operations. In addition, political and economic factors could lead to unfavorable changes in federal, state and foreign tax laws, which may affect our tax assets or liabilities and adversely affect our results of operations. We are also regularly involved in various litigation matters that arise in the ordinary course of business. Litigation or regulatory developments could adversely affect our business and financial condition.
Changes to accounting rules and regulations could affect our financial results or financial condition.
Accounting principles and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of accounting matters that are relevant to our business, including, but not limited to, revenue recognition, merchandise inventories, leasing, goodwill, impairment of long-lived assets, stock-based compensation and tax matters are highly complex and involve subjective assumptions, estimates and judgments. Changes in these rules and regulations, changes in our interpretation of the rules or regulations or changes in underlying assumptions, estimates or judgments could adversely affect our financial performance or financial position.
Item 1B. Unresolved Staff Comments.
None.

Nordstrom, Inc. and subsidiaries 11

Item 2. Properties.
The following table summarizes the number of retail stores we own or lease, and the percentage of total store square footage represented by each listed category as of February 3, 2018:

	Number of stores
	Nordstrom Full-Line Stores[1]	Nordstrom Rack and Other[2]	% of total store square footage
Leased stores on leased land	26	242	44%
Owned stores on leased land	63	—	37%
Owned stores on owned land	33	1	18%
Partly owned and partly leased store	1	—	1%
Total	123	243	100%
1 Nordstrom full-line stores include U.S. full line stores, Canada full-line stores and Nordstrom Local.
2 Other includes Trunk Club clubhouses, Jeffrey boutiques and Last Chance stores.
The following table summarizes our retail store openings and closures for fiscal 2017 and announced retail store openings and closures for fiscal 2018 by state/province:

	Number of stores
Fiscal year	2017		Announced 2018
State/Province	Nordstrom Full-Line Stores[1]	Nordstrom Rack and Other[2]	Nordstrom Full-Line Stores[1]	Nordstrom Rack and Other[2]
Openings
U.S.
Arizona	—	—	—	1
California	1	3	—	1
Florida	—	1	—	—
Illinois	—	2	—	1
Indiana	—	1	—	—
Maryland	—	1	—	—
Minnesota	—	2	—	—
New Jersey	—	—	—	1
New York	—	1	1	—
Oregon	—	1	—	—
Pennsylvania	—	—	—	1
Tennessee	—	1	—	—
Texas	—	2	—	1
Washington	—	2	—	—
Canada
Alberta	—	—	—	2
Ontario	1	—	—	4
Total Openings	2	17	1	12

Closures
California	(1)	—	—	—
Oregon	—	—	(1)	—
Virginia	(1)	—	—	—
Total Closures	(2)	—	(1)	—
1 Nordstrom full-line stores include U.S. full line stores, Canada full-line stores and Nordstrom Local.
2 Other includes Trunk Club clubhouses, Jeffrey boutiques and Last Chance stores.

The following table lists our retail store count and square footage by state/province as of February 3, 2018:

Retail stores by channel	Nordstrom Full-Line Stores[1]		Nordstrom Rack and Other[2]		Total
State/Province	Count	Square Footage (000’s)	Count	Square Footage (000’s)	Count	Square Footage (000’s)
U.S.
Alabama	—	—	1	35	1	35
Alaska	1	97	1	35	2	132
Arizona	2	384	8	287	10	671
California[3]	31	5,192	53	1,967	84	7,159
Colorado	3	559	6	213	9	772
Connecticut	1	189	1	36	2	225
Delaware	1	127	1	32	2	159
Florida	9	1,389	16	545	25	1,934
Georgia	2	383	5	165	7	548
Hawaii	1	195	2	78	3	273
Idaho	—	—	1	37	1	37
Illinois	4	947	16	590	20	1,537
Indiana	1	134	2	60	3	194
Iowa	—	—	1	35	1	35
Kansas	1	219	1	35	2	254
Kentucky	—	—	1	33	1	33
Louisiana	—	—	3	90	3	90
Maine	—	—	1	30	1	30
Maryland	4	765	5	186	9	951
Massachusetts	4	595	8	275	12	870
Michigan	3	552	5	178	8	730
Minnesota	2	380	5	173	7	553
Missouri	2	342	2	69	4	411
Nevada	1	207	3	101	4	308
New Jersey	5	991	7	248	12	1,239
New Mexico	—	—	1	34	1	34
New York	2	460	14	473	16	933
North Carolina	2	300	2	74	4	374
Ohio	3	549	6	224	9	773
Oklahoma	—	—	2	67	2	67
Oregon	4	555	6	218	10	773
Pennsylvania	2	381	6	214	8	595
Puerto Rico	1	143	—	—	1	143
Rhode Island	1	206	1	38	2	244
South Carolina	—	—	4	104	4	104
Tennessee	1	145	2	69	3	214
Texas[3]	9	1,562	18	604	27	2,166
Utah	2	277	4	126	6	403
Virginia	4	746	7	268	11	1,014
Washington	7	1,392	9	354	16	1,746
Washington D.C.	—	—	4	115	4	115
Wisconsin	1	150	2	67	3	217
Canada
Alberta	1	142	—	—	1	142
British Columbia	1	231	—	—	1	231
Ontario	4	750	—	—	4	750
Total	123	21,636	243	8,582	366	30,218
1 Nordstrom full-line stores include U.S. full line stores, Canada full-line stores and Nordstrom Local.
2 Other includes seven Trunk Club clubhouses, two Jeffrey boutiques and two Last Chance stores.
3 California and Texas had the highest square footage, with a combined 9,325 square feet, representing 31% of our total Company square footage.

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
For use by our Credit segment, we have one leased office building (Centennial, Colorado).
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
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
MARKET, SHAREHOLDER AND DIVIDEND INFORMATION
Our common stock, without par value, is traded on the New York Stock Exchange under the symbol “JWN.” The approximate number of holders of common stock as of March 12, 2018 was 154,000, based upon the number of registered and beneficial shareholders and the number of employee shareholders in the Nordstrom 401(k) Plan. On this date, we had 167,790,511 shares of common stock outstanding.
The high and low prices of our common stock and dividends declared for each quarter of 2017 and 2016 are presented in the table below:

	Common Stock Price
	2017		2016		Dividends per Share
	High	Low	High	Low	2017	2016
1st Quarter	$48.45	$40.70	$59.37	$46.65	$0.37	$0.37
2nd Quarter	$50.32	$39.53	$51.74	$35.01	$0.37	$0.37
3rd Quarter	$49.00	$39.63	$55.23	$39.05	$0.37	$0.37
4th Quarter	$53.00	$37.79	$62.82	$42.32	$0.37	$0.37
Full Year	$53.00	$37.79	$62.82	$35.01	$1.48	$1.48
SHARE REPURCHASES
(Dollar amounts in millions)
In February 2017, our Board of Directors authorized a program to repurchase up to $500 of our outstanding common stock through August 31, 2018.
In the fourth quarter of 2017, we made no share repurchases and we had $414 of remaining share repurchase capacity as of February 3, 2018. We do not plan to repurchase shares while the Group explores the possibility of making a going private proposal. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to market and economic conditions and applicable SEC rules.

Nordstrom, Inc. and subsidiaries 15

STOCK PRICE PERFORMANCE
The following graph compares the cumulative total return of Nordstrom common stock, Standard & Poor’s Retail Index (“S&P Retail”) and Standard & Poor’s 500 Index (“S&P 500”) for each of the last five fiscal years, ending February 3, 2018. The Retail Index is composed of 29 retail companies, including Nordstrom, representing an industry group of the S&P 500. The following graph assumes an initial investment of $100 each in Nordstrom common stock, the S&P Retail and the S&P 500 on February 2, 2013 and assumes reinvestment of dividends.

End of fiscal year	2012	2013	2014	2015	2016	2017
Nordstrom common stock	100	106	144	102	91	105
Standard & Poor’s Retail Index	100	125	154	179	211	299
Standard & Poor’s 500 Index	100	120	141	138	167	206

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

Fiscal year	2017	2016	2015	2014	2013
Earnings Results
Net sales	$15,137	$14,498	$14,095	$13,110	$12,166
Credit card revenues, net[1]	341	259	342	396	374
Gross profit	5,247	5,058	4,927	4,704	4,429
Selling, general and administrative (“SG&A”) expenses	(4,662)	(4,315)	(4,168)	(3,777)	(3,453)
Earnings before interest and income taxes (“EBIT”)	926	805	1,101	1,323	1,350
Net earnings	437	354	600	720	734

Balance Sheet and Cash Flow Data
Cash and cash equivalents	$1,181	$1,007	$595	$827	$1,194
Merchandise inventories	2,027	1,896	1,945	1,733	1,531
Land, property and equipment, net	3,939	3,897	3,735	3,340	2,949
Total assets[1]	8,115	7,858	7,698	9,245	8,574
Total long-term debt[1]	2,737	2,774	2,805	3,131	3,113
Cash flow from operations[1]	1,400	1,658	2,470	1,243	1,345
Capital expenditures	731	846	1,082	861	803

Performance Metrics
Net sales increase	4.4%	2.9%	7.5%	7.8%	3.4%
Comparable sales increase (decrease)[2]	0.8%	(0.4%)	2.7%	4.0%	2.5%
Gross profit % of net sales	34.7%	34.9%	35.0%	35.9%	36.4%
SG&A % of net sales	30.8%	29.8%	29.6%	28.8%	28.4%
EBIT % of net sales	6.1%	5.6%	7.8%	10.1%	11.1%
Capital expenditures % of net sales	4.8%	5.8%	7.7%	6.6%	6.6%
Return on assets	5.4%	4.5%	6.6%	8.1%	8.7%
Return on invested capital (“ROIC”)[3]	9.7%	8.4%	10.7%	12.6%	13.6%
Sales per square foot	$506	$498	$507	$493	$474
4-wall sales per square foot	$384	$392	$410	$413	$408
Inventory turnover rate	4.67	4.53	4.54	4.67	5.07

Per Share Information
Earnings per diluted share[4]	$2.59	$2.02	$3.15	$3.72	$3.71
Dividends declared per share[1]	1.48	1.48	6.33	1.32	1.20

Store Information (at year-end)
Nordstrom full-line stores[5]	123	123	121	117	117
Nordstrom Rack and other[6]	243	226	202	175	143
Total square footage	30,218,000	29,792,000	28,610,000	27,061,000	26,017,000
1 Amounts were impacted by the October 1, 2015, credit card receivable transaction. As a result of the transaction, the dividends paid in the fiscal year 2015 included a special cash dividend of $4.85 per share. For further information regarding these impacts, see Note 2: Credit Card Receivable Transaction and Note 11: Shareholders’ Equity in Item 8.
2 The 53rd week is not included in comparable sales calculations (see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information about the 53rd week).
3 See ROIC (non-GAAP financial measure) in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information and reconciliation to the most directly comparable GAAP financial measure.
4 Earnings per diluted share included the impact of the Trunk Club goodwill impairment charge of $1.12 per share in fiscal year 2016.
5 Nordstrom full-line stores include U.S. full line stores, Canada full-line stores and Nordstrom Local.
6 Other includes Trunk Club clubhouses, Jeffrey boutiques and Last Chance stores.

Nordstrom, Inc. and subsidiaries 17

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Dollar, share and square footage amounts in millions except percentages, per share and per square foot amounts
OVERVIEW
Nordstrom is a leading fashion retailer offering apparel, shoes, cosmetics and accessories for women, men, young adults and children. We offer an extensive selection of high-quality brand-name and private label merchandise in the U.S. and Canada. We serve customers through two brands — Nordstrom full-price and Nordstrom Rack off-price. With customers increasingly engaging with Nordstrom in multiple ways, we’re focused on providing a seamless experience across stores and online. Our operations currently consist of our Nordstrom U.S. and Canada full-line stores, Nordstrom.com, Nordstrom Rack stores, Nordstromrack.com/HauteLook, Trunk Club, Jeffrey boutiques, Last Chance clearance stores and Nordstrom Local. Our customers can participate in our Nordstrom Rewards loyalty program which allows them to earn merchandise, services and other experiences. We also offer our customers a variety of payment products and services, including our Nordstrom co-branded credit cards. As we aspire to be the best fashion retailer, our customer strategy is centered on three strategic pillars: providing a differentiated product offering, delivering exceptional services and experiences, and leveraging the strength of our brand.
In 2017, net earnings were $437, or $2.59 per diluted share, which included impacts associated with the Tax Cuts and Jobs Act (the “Tax Act”), consisting of a $0.25 per share reduction related to our income tax provision and a $0.06 per share decrease for a one-time investment in our employees. We reached record sales of $15 billion in 2017. Our net sales increased 4.4%, inclusive of approximately $220 or 150 basis points from the impact of the 53rd week, while comparable sales increased 0.8% and are not inclusive of the 53rd week.
We achieved the following milestones in executing our growth plans:

•
Nordstrom experienced continued positive customer trends, reflecting customer growth of 4% to 33 million customers. Additionally, 9 million customers are shopping with us in multiple ways, a 6% increase over the previous year.

•	Generational investments, which include Nordstromrack.com/HauteLook, Canada and Trunk Club, contributed $1.5 billion in sales.

•	In the Nordstrom full-price business, strategic brands, including product with limited distribution and Nordstrom proprietary labels, continued to deliver outsized sales growth.

•	The Nordstrom Rack off-price business gained 6 million new customers with approximately one-third of off-price customers expected to cross-shop the full-price business over time.

•	Nordstrom Rewards loyalty program customers increased by 35% to 10.5 million. Sales from Nordstrom Rewards customers represented 51% of sales, an increase from 44% in 2016.
Looking ahead to 2018, we are executing on our three strategic pillars through a series of initiatives. On April 12, our Nordstrom Men’s Store NYC is slated to open, with our Nordstrom NYC store opening in Fall 2019. We expect this store to be the biggest and best statement of the Nordstrom brand, serving as a gateway to new customers both domestically and internationally.
We are also focusing on further integrating our digital and physical assets in our top markets in order to deliver best-in-class services and experiences to customers in those areas. We will bring our capabilities across supply chain, technology, marketing, product and services to create a digitally-connected and differentiated experience for customers to shop on their terms, starting in Los Angeles, our largest market. We believe that we will gain learnings from our experiences in the Los Angeles market that we can apply to other markets in the future.

Another key initiative for 2018 is the introduction of six Nordstrom Rack stores in Canada, where we completed our full-line store expansion plans last September. Similar to our experience in the U.S., we expect strong synergies between our full-price and off-price businesses.

Finally, we will continue to curate our assortment to provide newness and the opportunity for discovery for our customers. In our full-price business, our focus is on strategic brand growth through new launches and our existing partners. In our off-price business, leveraging our vendor partnerships enables us to offer the best brands at the best prices.
Our strategic brand partnerships and combined digital and physical assets make us uniquely positioned in the marketplace. We believe our diversified and resilient business model will continue to serve us well while creating value for our shareholders, customers and employees.

RESULTS OF OPERATIONS
Our reportable segments in 2017 are Retail and Credit. We analyze our results of operations through earnings before interest and income taxes for our Retail Business and Credit, while interest expense, income taxes and earnings per share are discussed on a total Company basis.
Similar to many other retailers, Nordstrom follows the retail 4-5-4 reporting calendar, which included an extra week in the fourth quarter of 2017 (the “53rd week”). References to 2017 relate to the 53-week fiscal year ended February 3, 2018. References to 2016 and 2015 are based on a 52-week fiscal year. However, the 53rd week is not included in the comparable sales calculations.
RETAIL BUSINESS
Our Retail Business includes our Nordstrom U.S. and Canada full-line stores, Nordstrom.com, Nordstrom Rack stores, Nordstromrack.com/HauteLook, Trunk Club, Jeffrey boutiques, Last Chance clearance stores and Nordstrom Local. For purposes of discussion and analysis of our results of operations of our Retail Business, we combine our Retail segment results with revenues and expenses in the “Corporate/Other” column of Note 15: Segment Reporting in Item 8 (collectively, the “Retail Business”). Amounts in the “Corporate/Other” column include unallocated corporate expenses and assets (including unallocated assets in corporate headquarters, consisting primarily of cash, land, buildings and equipment and deferred tax assets), sales return reserves, inter-segment eliminations and other adjustments to segment results necessary for the presentation of consolidated financial results in accordance with generally accepted accounting principles.
Certain metrics we use to evaluate the Retail Business may not be calculated in a consistent manner among industry peers. Provided below are definitions of metrics we present within our analysis of the Retail Business:

•	Comparable Sales – sales from stores that have been open at least one full year at the beginning of the year

•	Total Company comparable sales include sales from our online channels

•	Gross Profit – net sales less cost of sales and related buying and occupancy costs

•	Inventory Turnover Rate – trailing 12-months cost of sales and related buying and occupancy costs (for all segments) divided by the trailing 4-quarter average inventory

•	Total Sales Per Square Foot – net sales divided by weighted-average square footage

•
4-wall Sales Per Square Foot – sales for Nordstrom U.S. and Canada full-line stores, Nordstrom Rack stores, Trunk Club clubhouses, Jeffrey boutiques, Last Chance clearance stores and Nordstrom Local divided by their weighted-average square footage

Summary
The following table summarizes the results of our Retail Business:

Fiscal year	2017		2016		2015
	Amount	% of net sales[1]	Amount	% of net sales[1]	Amount	% of net sales[1]
Net sales	$15,137	100.0%	$14,498	100.0%	$14,095	100.0%
Cost of sales and related buying and occupancy costs	(9,877)	(65.3%)	(9,434)	(65.1%)	(9,161)	(65.0%)
Gross profit	5,260	34.7%	5,064	34.9%	4,934	35.0%
Selling, general and administrative expenses	(4,508)	(29.8%)	(4,159)	(28.7%)	(4,016)	(28.5%)
Goodwill impairment	—	—	(197)	(1.4%)	—	—
Earnings before interest and income taxes	$752	5.0%	$708	4.9%	$918	6.5%
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

Fiscal year	2017	2016	2015
Net sales by channel:
Nordstrom full-line stores - U.S.[1]	$6,951	$7,186	$7,633
Nordstrom.com	2,887	2,519	2,300
Full-price	9,838	9,705	9,933

Nordstrom Rack	4,059	3,809	3,533
Nordstromrack.com/HauteLook	897	700	532
Off-price	4,956	4,509	4,065

Other retail[2]	614	554	378
Retail segment	15,408	14,768	14,376
Corporate/Other	(271)	(270)	(281)
Total net sales	$15,137	$14,498	$14,095

Net sales increase	4.4%	2.9%	7.5%

Comparable sales increase (decrease) by channel[3]:
Nordstrom full-line stores - U.S.	(4.2%)	(6.4%)	(1.1%)
Nordstrom.com	13.1%	9.5%	15.2%
Full-price	0.4%	(2.7%)	2.3%
Nordstrom Rack	(1.9%)	0.2%	(1.0%)
Nordstromrack.com/HauteLook	25.5%	31.7%	47.4%
Off-price	2.5%	4.5%	4.3%
Total Company	0.8%	(0.4%)	2.7%

Sales per square foot:
Total sales per square foot	$506	$498	$507
4-wall sales per square foot	384	392	410
Full-line sales per square foot - U.S.	337	346	370
Nordstrom Rack sales per square foot	497	507	523
1 Nordstrom full-line stores - U.S. includes Nordstrom Local.
2 Other retail includes Nordstrom Canada full-line stores, Trunk Club and Jeffrey boutiques.
3 The 53rd week is not included in comparable sales calculations.
Net Sales (2017 vs. 2016)
In 2017, total Company net sales increased 4.4%, while comparable sales increased 0.8%. During the year, we opened two Nordstrom full-line stores, including one in Canada, and 17 Nordstrom Rack stores. The 53rd week contributed approximately $220 in additional net sales.
Full-price net sales, which consists of the U.S. full-line and Nordstrom.com channels, increased 1.4% compared with 2016, while comparable sales increased 0.4%. Also on a comparable basis, full-price sales reflected an increase in the average selling price per item sold, partially offset by a decrease in the number of items sold. Kids was the top-performing merchandise category.
Off-price net sales, which consists of Nordstrom Rack and Nordstromrack.com/HauteLook channels, increased 9.9%, compared with 2016 and comparable sales increased 2.5%. Nordstromrack.com/HauteLook had a comparable sales increase of 25.5% and now represents over 18% of off-price sales. Nordstrom Rack net sales increased 6.6%, primarily attributable to 17 new store openings in 2017, while comparable sales decreased 1.9%. On a comparable basis, the average selling price per item sold and the total number of items sold decreased at Nordstrom Rack. The top-performing Nordstrom Rack merchandise category was Beauty.

Net Sales (2016 vs. 2015)
In 2016, total Company net sales increased 2.9%, while comparable sales decreased 0.4%. During the year, we opened three Nordstrom full-line stores, including two in Canada, and 21 Nordstrom Rack stores.
Full-price net sales decreased 2.3% compared with 2015, while comparable sales decreased 2.7%. Also on a comparable basis, full-price sales reflected a decrease in the total number of items sold, partially offset by an increase in the average selling price per item sold. The top-performing merchandise category was Beauty.
Off-price net sales increased 10.9%, compared with 2015 and comparable sales increased 4.5%. Nordstromrack.com/HauteLook had comparable sales increase of 31.7% and represented 15% of off-price sales. Nordstrom Rack net sales increased 7.8%, primarily attributable to 21 new store openings in 2016. On a comparable basis, the total number of items sold increased at Nordstrom Rack, partially offset by a decrease in the average selling price per item sold. Kids was the top-performing Nordstrom Rack merchandise category.
Retail Business Gross Profit
The following table summarizes the Retail Business gross profit (“Retail GP”):

Fiscal year	2017	2016	2015
Retail gross profit	$5,260	$5,064	$4,934
Retail gross profit as a % of net sales	34.7%	34.9%	35.0%
Inventory turnover rate	4.67	4.53	4.54
Gross Profit (2017 vs. 2016)
Retail GP decreased 18 basis points in 2017 when compared with 2016, primarily due to higher planned occupancy expenses related to new store growth for Nordstrom Rack and Canada. Continued focus on inventory execution led to improvements in inventory turnover rate in 2017.
Gross Profit (2016 vs. 2015)
Our Retail GP rate was relatively flat compared with 2015, reflecting higher occupancy costs associated with Nordstrom Rack and Canada store growth, in addition to increased markdowns in the first half of the year to realign inventory to sales trends. This was offset by strong inventory execution during the remainder of the year and reduced competitive markdowns.
Retail Business Selling, General and Administrative Expenses
Retail Business selling, general and administrative expenses (“Retail SG&A”) are summarized in the following table:

Fiscal year	2017	2016	2015
Retail selling, general and administrative expenses	$4,508	$4,159	$4,016
Retail selling, general and administrative expenses as a % of net sales	29.8%	28.7%	28.5%
Selling, General and Administrative Expenses (2017 vs. 2016)
Our Retail SG&A rate increased 99 basis points in 2017 and increased $349 compared with 2016 primarily due to planned technology and performance related expenses.
Selling, General and Administrative Expenses (2016 vs. 2015)
Our Retail SG&A rate increased 19 basis points in 2016 and increased $143 compared with 2015 primarily due to technology and fulfillment expenses.
Retail Business Goodwill Impairment
We recognized a goodwill impairment charge of $197 in 2016 related to Trunk Club (see Note 8: Fair Value Measurements in Item 8).

Nordstrom, Inc. and subsidiaries 21

CREDIT SEGMENT
The Nordstrom credit and debit card products are designed to strengthen customer relationships and grow retail sales by providing loyalty benefits, valuable services and payment products. We believe our credit business allows us to build deeper relationships with our customers by fully integrating the Nordstrom Rewards loyalty program with our retail business and providing better service, which in turn fosters greater customer loyalty. Nordstrom cardholders tend to visit our stores more frequently and spend more than non-cardholders. Nordstrom private label credit and debit cards can be used at a majority of our U.S. retail businesses, while Nordstrom Visa credit cards also may be used for purchases outside of Nordstrom (“outside volume”). In 2017, we began offering a Canadian Nordstrom-branded Visa card, which can be used for purchases inside and outside of Nordstrom.
In October 2015, we completed the sale of a substantial majority of our U.S. Visa and private label credit card portfolio to TD. In November 2017, we sold the remaining balances which consisted of employee credit card receivables for the U.S. Visa and Nordstrom private label credit cards to TD (see Note 2: Credit Card Receivable Transaction in Item 8).
Summary
The table below provides a detailed view of the operational results of our Credit segment, consistent with Note 15: Segment Reporting in Item 8:

Fiscal year	2017	2016	2015
Credit card revenues, net	$341	$259	$342
Credit expenses	(167)	(162)	(159)
Earnings before interest and income taxes	$174	$97	$183

Credit and debit card volume[1]:
Inside	$5,987	$5,858	$5,953
Outside	4,434	4,160	4,309
Total volume	$10,421	$10,018	$10,262
1 Credit and debit card volume represents sales on the total portfolio plus applicable sales taxes.

Credit Card Revenues, net
The following is a summary of our credit card revenues, net:

Fiscal year	2017	2016	2015[1]
Credit program revenues, net	$331	$246	$64
Other	10	13	278
Total credit card revenues, net	$341	$259	$342
1 Other in fiscal year 2015 consisted of $173 of finance charge revenue, $61 in interchange fees and $44 of late fees and other revenue.
Credit program revenues, net include our portion of the ongoing credit card revenue, net of credit losses, from both sold and newly generated credit card receivables pursuant to our program agreement with TD. Asset amortization and deferred revenue recognition associated with the assets and liabilities recorded as part of the transaction are also recorded in credit program revenues, net. Revenue earned under the program agreement is impacted by the credit quality of receivables, both owned and serviced, and factors such as deteriorating economic conditions, declining creditworthiness of cardholders and the success of account management and collection activities may heighten the risk of credit losses.
Other credit card revenues included finance charge revenue, interchange fees and late fees. Finance charges represented interest earned on unpaid balances while interchange fees were earned from the use of Nordstrom Visa credit cards at merchants outside of Nordstrom. Late fees were assessed when a credit card account becomes past due. We continued to recognize revenue in this manner for credit card receivables retained (employee receivables) subsequent to the close of the October 2015 credit card receivable transaction until we sold our remaining receivables in November 2017.
Credit Card Revenues, net increased $82 in 2017 reflecting our strategic partnership with TD to responsibly grow our receivables and associated revenues and a reduction in amortization expense related to the sale of the credit card portfolio. Credit Card Revenues, net decreased $83 in 2016 due to the credit card receivable transaction and the new program agreement.

Credit Expenses
Credit expenses consist of operational, bad debt and occupancy expenses.
Credit Expenses (2017 vs. 2016)
Total credit expenses increased $5 in 2017 compared with 2016 due to an increase in costs associated with the Nordstrom Rewards loyalty program.
Credit Expenses (2016 vs. 2015)
Total credit expenses increased $3 in 2016 compared with 2015 primarily due to a $64 gain partially offset by $32 of expenses incurred in 2015 associated with the credit card receivables transaction and a decrease in bad debt expense subsequent to the sale of the credit card receivables in October 2015.
TOTAL COMPANY RESULTS
Interest Expense, Net
Interest expense is summarized in the following table:

Fiscal year	2017	2016	2015
Interest on long-term debt and short-term borrowings	$168	$147	$153
Less:
Interest income	(5)	(1)	—
Capitalized interest	(27)	(25)	(28)
Interest expense, net	$136	$121	$125
Interest Expense, Net (2017 vs. 2016)
Interest expense, net increased $15 in 2017 compared with 2016 primarily due to a net interest expense charge of $18 related to the $650 debt refinancing completed in the first quarter of 2017 (see Note 7: Debt and Credit Facilities in Item 8).
Interest Expense, Net (2016 vs. 2015)
Interest expense, net decreased $4 in 2016 compared with 2015 primarily due to the defeasance of our $325 Series 2011-1 Class A Notes in the third quarter of 2015.
Income Tax Expense
Income tax expense is summarized in the following table:

Fiscal year	2017	2016	2015
Income tax expense	$353	$330	$376
Effective tax rate	44.7%	48.2%	38.6%
In December 2017, the Tax Act was signed into law. Among numerous other provisions, the Tax Act significantly revises the U.S. federal corporate income tax by reducing the statutory rate from 35% to 21%, imposing a mandatory one-time transition tax on accumulated unrepatriated earnings of foreign subsidiaries and enhancing and extending the option to claim accelerated depreciation on qualified property. The Tax Act also revises tax laws that will affect 2018, including, but not limited to, eliminating certain deductions for executive compensation and limiting the deduction for interest. We have reasonably estimated the effects of the Tax Act and recorded provisional amounts in our Consolidated Financial Statements as of February 3, 2018. Net earnings included $42 related to the Tax Act, which includes a provisional one-time, non-cash charge of $51 related to the revaluation of our net deferred tax assets for the change in statutory tax rate and for the impacts associated with the future limitations on executive compensation, partially offset by cash tax savings from a lower federal tax rate.As we complete our analysis of the Tax Act and interpret any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (“IRS”) and other standard-setting bodies, we may make adjustments to the provisional amounts, which may materially impact our provision for income taxes in the period in which the adjustments are recorded.

Nordstrom, Inc. and subsidiaries 23

The following table illustrates the components of our effective tax rate:

Fiscal year	2017	2016	2015
Statutory rate[1]	33.7%	35.0%	35.0%
Tax Act impact	6.1%	—	—
Goodwill impairment	—	10.1%	—
State and local income taxes, net of federal income taxes	4.5%	5.1%	4.1%
Non-deductible acquisition-related items	0.3%	0.6%	0.4%
Federal credits	(0.7%)	(0.6%)	(0.6%)
Other, net	0.8%	(2.0%)	(0.3%)
Effective tax rate	44.7%	48.2%	38.6%
1 The statutory rate in 2017 is reduced due to tax reform.
Income Tax Expense (2017 vs. 2016)
The decrease in the effective tax rate for 2017 compared with 2016 was primarily due to the non-deductible goodwill impairment charge of $197 related to Trunk Club in the third quarter of 2016 (see Note 8: Fair Value Measurements in Item 8). Excluding the impact of the Trunk Club goodwill impairment, our effective tax rate for 2017 would have increased approximately 700 basis points compared with the prior year primarily due to a provisional, one-time tax charge related to the revaluation of net deferred tax assets as a result of the Tax Act (see Note 13: Income Taxes in Item 8 for additional information).
Income Tax Expense (2016 vs. 2015)
The increase in the effective tax rate for 2016 compared with 2015 was primarily due to the non-deductible goodwill impairment charge of $197 related to Trunk Club. Excluding the impact of the Trunk Club goodwill impairment, our effective tax rate for 2016 would have decreased approximately 100 basis points compared with the prior year primarily due to an increase in nontaxable income.
Earnings Per Share
Earnings per share is as follows:

Fiscal year	2017	2016	2015
Basic	$2.62	$2.05	$3.22
Diluted	$2.59	$2.02	$3.15
Earnings Per Share (2017 vs. 2016)
For 2017, diluted earnings per share (“EPS”) of $2.59 included impacts associated with the Tax Act consisting of a $0.25 per share reduction related to our income tax provision and a $0.06 per share decrease for a one-time investment in our employees. The impact of the Trunk Club goodwill impairment charge of $197 in 2016 was approximately $1.12 per share. Excluding the impact of these items, EPS decreased in 2017 compared with 2016 due to planned increases in supply chain and technology costs associated with our growth initiatives, partially offset by an increase in net sales.
Earnings Per Share (2016 vs. 2015)
The decrease in EPS for 2016 compared with 2015 was primarily due to the Trunk Club goodwill impairment charge in 2016. Excluding the goodwill impairment charge, EPS in 2016 was relatively flat compared with 2015 due to higher technology and fulfillment costs supporting multi-channel growth, offset by a decrease in shares outstanding as a result of share repurchases during the year.
Fourth Quarter Results
The following are our results for the fourth quarters of 2017 and 2016:

Quarter ended	February 3, 2018	January 28, 2017
Net sales	$4,600	$4,243
Credit card revenues, net	102	73
Gross profit	1,631	1,523
Gross profit as a % of net sales	35.5%	35.9%
Retail selling, general and administrative expenses	(1,337)	(1,134)
Retail selling, general and administrative expenses as a % of net sales	(29.1%)	(26.7%)
Credit expenses	(52)	(42)
Net earnings	151	201
EPS (diluted)	$0.89	$1.15

Net Sales
Total Company net sales increased 8.4% in the fourth quarter of 2017, compared with the same period in 2016, inclusive of approximately $220 related to the 53rd week, and comparable sales increased 2.6%.
Full-price net sales increased 6.1% for the fourth quarter of 2017, compared with the same period in 2016, while comparable sales increased 2.4%. Also on a comparable basis for the quarter, full-price sales reflected increases in the average selling price per item sold and the total number of items sold. For the fourth quarter, the top-performing merchandise categories were Kids’ and Men’s Apparel.
Off-price net sales increased 15% for the fourth quarter of 2017, compared with the same period in 2016, while comparable sales increased 3.7%. Nordstrom Rack net sales increased 11.4%, attributable to 17 new store openings since the end of 2016. On a comparable basis, there was a decrease at Nordstrom Rack in the average selling price per item sold while the number of items sold was flat. Beauty was the top-performing Nordstrom Rack merchandise category.
Credit Card Revenues, net
Credit card revenues, net increased $29 for the fourth quarter, compared with the same period in the prior year, reflecting our strategic partnership with TD to responsibly grow our receivables and associated revenues with new and enhanced product offerings. In addition, the impact of the 53rd week contributed approximately $10 in additional revenue.
Gross Profit
Our total Company gross profit rate decreased 44 basis points for the fourth quarter compared with the same period in 2016, primarily due to higher occupancy expenses related to new store growth for Nordstrom Rack and Canada. Merchandise margin performance was in-line with our expectations, reflecting continued strength in regular price selling trends. Ending inventory increased 6.9% over last year, generally in-line with our expectations.
Retail Selling, General and Administrative Expenses
Our Retail SG&A rate increased 231 basis points compared with the same period in 2016. The increase reflected higher supply chain, marketing and technology expenses associated with our growth initiatives in addition to a legal settlement gain in 2016 of $22, or approximately 50 basis points.
Credit Expenses
In the fourth quarter of 2017, total credit expenses increased $10 compared with the fourth quarter of 2016, driven primarily by increased technology costs.
Earnings Per Share
EPS for the fourth quarter of 2017 was $0.89 per diluted share, which included impacts associated with the Tax Act consisting of a $0.25 reduction related to our income tax provision and a $0.06 decrease for a one-time pre-tax investment in our employees compared with $1.15 per diluted share for the same period in 2016. Excluding the impact of the Tax Act, EPS per diluted share increased due to higher net sales.
For further information on our quarterly results in 2017 and 2016, refer to Note 16: Selected Quarterly Data in Item 8.
2018 Guidance
Our expectations for 2018, which are shown in comparison to the 53-week fiscal 2017 where applicable, are as follows:

Net sales	$15.2 to $15.4 billion
Comparable sales (percent)	0.5 to 1.5
EBIT	$885 to $940 million
Earnings per diluted share (excluding the impact of any future share repurchase)	$3.30 to $3.55
The Company’s guidance also incorporates the following assumptions:

•	The effective tax rate is expected to be approximately 27.5%.

•	The impact of revenue recognition accounting changes is estimated to reduce EBIT by approximately $30.

•
The 53rd week in fiscal 2017 creates a timing shift in the 4-5-4 calendar for fiscal 2018 that is expected to impact comparisons to the prior year. This includes the shift in the Anniversary Sale event from the second and third quarters in 2017 to primarily the second quarter in 2018.

As a result of the evolution of our operations, our reportable segments have become progressively more integrated such that we will change our reportable segments to one reportable segment to align with how management will view the results of our operations in the first quarter of 2018, as discussed in Note 15: Segment Reporting in Item 8. These changes are not expected to impact total Company net earnings, earnings per share, financial position or cash flows. In addition, we are evaluating our legacy store based metrics, such as those calculated based on square footage, and migrating to metrics that are more relevant to how customers are engaging with us.

Nordstrom, Inc. and subsidiaries 25

Return on Invested Capital (“ROIC”) (Non-GAAP financial measure)
We believe ROIC is a useful financial measure for investors in evaluating the efficiency and effectiveness of our use of capital and believe ROIC is an important component of shareholders’ return over the long term. In addition, we incorporate ROIC in our executive incentive compensation measures. For the 12 fiscal months ended February 3, 2018, our ROIC increased to 9.7% compared with 8.4% for the 12 fiscal months ended January 28, 2017. Results for the prior period were negatively impacted by approximately 330 basis points due to the Trunk Club non-cash goodwill impairment charge in the third quarter of 2016 (see Note 8: Fair Value Measurements in Item 8).
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

	12 Fiscal Months Ended
	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014
Net earnings	$437	$354	$600	$720	$734
Add: income tax expense[1]	353	330	376	465	455
Add: interest expense	141	122	125	139	162
Earnings before interest and income tax expense	931	806	1,101	1,324	1,351

Add: rent expense	250	202	176	137	125
Less: estimated depreciation on capitalized operating leases[2]	(133)	(108)	(94)	(74)	(67)
Net operating profit	1,048	900	1,183	1,387	1,409

Less: estimated income tax expense	(468)	(416)	(456)	(544)	(539)
Net operating profit after tax	$580	$484	$727	$843	$870

Average total assets	$8,055	$7,917	$9,076	$8,860	$8,398
Less: average non-interest-bearing current liabilities[3]	(3,261)	(3,012)	(2,993)	(2,730)	(2,430)
Less: average deferred property incentives and deferred rent liability[3]	(644)	(644)	(548)	(502)	(489)
Add: average estimated asset base of capitalized operating leases[4]	1,805	1,512	1,236	1,058	929
Average invested capital	$5,955	$5,773	$6,771	$6,686	$6,408

Return on assets[5]	5.4%	4.5%	6.6%	8.1%	8.7%
ROIC[5]	9.7%	8.4%	10.7%	12.6%	13.6%
1 Results for the 12 months ended February 3, 2018, include $42 impact related to the Tax Act.
2 Capitalized operating leases is our best estimate of the asset base we would record for our leases that are classified as operating if they had met the criteria for a capital lease or we had purchased the property. Asset base is calculated as described in footnote 4 below.
3 Balances associated with our deferred rent liability have been classified as long-term liabilities in the current period.
4 Based upon the trailing 12-month average of the monthly asset base. The asset base for each month is calculated as the trailing 12 months of rent expense multiplied by eight. The multiple of eight times rent expense is a commonly used method of estimating the asset base we would record for our capitalized operating leases described in footnote 2.
5 Results for 12 fiscal months ended January 28, 2017 include the $197 impact of the Trunk Club non-cash goodwill impairment charge in the third quarter of 2016, which negatively impacted the prior period return on assets by approximately 240 basis points and ROIC by approximately 330 basis points.

LIQUIDITY AND CAPITAL RESOURCES
We strive to maintain a level of liquidity sufficient to allow us to cover our seasonal cash needs and to maintain appropriate levels of short-term borrowings. We believe that our operating cash flows, available credit facility and potential future borrowings are sufficient to meet our cash requirements for the next 12 months and beyond.
Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments. We believe that as of February 3, 2018, our existing cash and cash equivalents on-hand of $1,181, available credit facilities of $800 and potential future operating cash flows and borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives.
The following is a summary of our cash flows by activity:

Fiscal year	2017	2016	2015
Net cash provided by operating activities	$1,400	$1,658	$2,470
Net cash used in investing activities	(684)	(791)	(144)
Net cash used in financing activities	(542)	(455)	(2,558)
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
Net cash provided by operating activities decreased by $258 between 2017 and 2016 primarily due to the timing of tax refunds and payments. Net cash provided by operating activities decreased by $812 between 2016 and 2015 primarily due to $1,297 of proceeds in 2015 from the sale of our credit card receivables originated at Nordstrom (see Note 2: Credit Card Receivable Transaction in Item 8). When removing the impact of the sale proceeds, operating cash flows increased from 2015 primarily due to improvements in working capital.
Investing Activities
Our investing cash inflows are generally from proceeds from sales of property and equipment. Our investing cash outflows include payments for capital expenditures, including stores, supply chain improvements and information technology costs. In addition, other investing includes payments for investments in other companies, as well as proceeds from distributions or sales of these investments.
Net cash used in investing activities decreased by $107 between 2017 and 2016 primarily due to a decrease in capital expenditures. Net cash used in investing activities increased by $647 between 2016 and 2015 primarily due to $890 of proceeds in 2015 from the sale of our credit card receivables originated at third parties, partially offset by a decrease in capital expenditures in 2016.
Capital Expenditures
Our capital expenditures, net are summarized as follows:

Fiscal year	2017	2016	2015
Capital expenditures	$731	$846	$1,082
Less: deferred property incentives[1]	(64)	(65)	(156)
Capital expenditures, net	$667	$781	$926

Capital expenditures % of net sales	4.8%	5.8%	7.7%

Capital expenditures, net category allocation:
New stores, relocations and remodels[2]	65%	61%	61%
Information technology	30%	28%	33%
Other[3]	5%	11%	6%
Total	100%	100%	100%
1 Deferred property incentives are included in our cash provided by operations in our Consolidated Statements of Cash Flows in Item 8. We operationally view the property incentives we receive from our developers as an offset to our capital expenditures.
2 New stores, relocations and remodels include the impact of our expansion into new markets, including Nordstrom Canada and Nordstrom NYC.
3 Other capital expenditures consist of ongoing improvements to our stores in the ordinary course of business and expenditures related to various growth initiatives.

Nordstrom, Inc. and subsidiaries 27

Capital expenditures, net decreased $114 in 2017 compared with 2016 due to reduced spend for Canada full-line stores. Capital expenditures, net decreased $145 in 2016 compared with 2015 due to reduced spend associated with full-line relocations and new full-line stores.
The following table summarizes our store count and square footage activity:

	Store count			Square footage
Fiscal year	2017	2016	2015	2017	2016	2015
Total, beginning of year	349	323	292	29.8	28.6	27.1
Store openings[1]:
Nordstrom full-line stores[2]	2	3	5	0.2	0.6	0.8
Nordstrom Rack and other stores[3]	17	24	27	0.5	0.8	0.9
Stores closed	(2)	(1)	(1)	(0.3)	(0.2)	(0.2)
Total, end of year	366	349	323	30.2	29.8	28.6

Relocations and other[1]	3	3	1	—	—	—
1 Store openings include adjustments due to store relocations or remodels.
2 Nordstrom full-line stores include U.S. full line stores, Canada full-line stores and Nordstrom Local.
3 Other includes Trunk Club clubhouses, Jeffrey boutiques and Last Chance stores.
To date in 2018, we have opened three Nordstrom Rack stores and plan to open 9 additional Nordstrom Rack stores and the Nordstrom Men’s Store NYC, increasing our retail square footage by approximately 1%.
Our capital expenditures, net over the next five years is expected to be approximately $3,200, or 4% of net sales, compared with $3,839, or 6% of net sales, over the previous five years. Although we plan our spending in 2018 and 2019 to increase when compared with 2017 due to a new West Coast fulfillment center and Nordstrom NYC pre-opening costs, we expect reductions in the following years. We do not expect capital expenditures, net to exceed 5% of net sales in any of the next five years.
Financing Activities
The majority of our financing activities include long-term debt proceeds or payments, dividend payments and common stock repurchases.
Net cash used in financing activities increased $87 between 2017 and 2016 primarily due to a decrease in cash book overdrafts as a result of payment timing differences. Net cash used in financing activities decreased $2,103 between 2016 and 2015 primarily due to a decrease in cash dividends paid and share repurchase activity.
Borrowing Activity
During 2017, we issued $350 aggregate principal amount of 4.00% senior unsecured notes due March 2027 and $300 aggregate principal amount of 5.00% senior unsecured notes due January 2044. We recorded debt issuance costs incurred as a result of the issuance in other financing activities, net in the Consolidated Statements of Cash Flows in Item 8. With the proceeds of these new notes, we retired our $650 senior unsecured notes that were due January 2018 (see Note 7: Debt and Credit Facilities in Item 8).
In 2015, as a condition of closing the credit card receivable transaction, we defeased $325 in secured Series 2011-1 Class A Notes in order to provide the receivables to TD free and clear.
Dividends
In 2017, we paid dividends of $247, or $1.48 per share, compared with $256, or $1.48 per share, in 2016 and $1,185, or $6.33 per share, in 2015. Dividends paid in 2015 included a special cash dividend of $905, or $4.85 per share, in addition to our quarterly dividends totaling $1.48 per share. The special dividend was authorized by our Board of Directors on October 1, 2015, and was paid using proceeds from the sale of our credit card receivables. In determining the dividends to pay, we analyze our dividend payout ratio and dividend yield, while taking into consideration our current and projected operating performance and liquidity. Our dividend payout ratio target range is 30% to 35% and is calculated as our dividend payments divided by net earnings.
In February 2018, subsequent to year end, we declared a quarterly dividend of $0.37 per share, which will be paid on March 20, 2018.

Share Repurchases
In October 2015, our Board of Directors authorized a program to repurchase up to $1,000 of our outstanding common stock, through March 1, 2017. There was $409 of unused capacity upon program expiration. In February 2017, our Board of Directors authorized an additional program to repurchase up to $500 of our outstanding common stock, through August 31, 2018. During the first quarter of 2017, we repurchased 4.6 shares of our common stock for an aggregate purchase price of $206. Since June 2017, when we suspended the February 2017 program, we did not and do not plan to repurchase shares while the Group explores the possibility of a Going Private Transaction. We had $414 remaining in share repurchase capacity as of February 3, 2018. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to market and economic conditions and applicable SEC rules.
Free Cash Flow (Non-GAAP financial measure)
Free Cash Flow is one of our key liquidity measures, and when used in conjunction with GAAP measures, provides investors with a meaningful analysis of our ability to generate cash from our business. For the year ended February 3, 2018, we had Free Cash Flow of $383 compared with $560 for the year ended January 28, 2017.
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

Fiscal year	2017	2016	2015
Net cash provided by operating activities	$1,400	$1,658	$2,470
Less: capital expenditures	(731)	(846)	(1,082)
Less: cash dividends paid	(247)	(256)	(1,185)
Add: proceeds from sale of credit card receivables originated at third parties	16	—	890
Add: change in credit card receivables originated at third parties	—	—	34
(Less) Add: change in cash book overdrafts	(55)	4	23
Free Cash Flow	$383	$560	$1,150
Credit Capacity and Commitments
As of February 3, 2018, we had total short-term borrowing capacity of $800 under our senior unsecured revolving credit facility (“revolver”) that expires in April 2020. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes. We have the option to increase the revolving commitment by up to $200, to a total of $1,000, provided that we obtain written consent from the lenders.
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
As of February 3, 2018, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our revolver.
Our wholly owned subsidiary in Puerto Rico maintains a $52 unsecured borrowing facility to support our expansion into that market. The facility expires in Fall 2018 and borrowings on this facility incur interest based upon the LIBOR plus 1.275% per annum and also incurred a fee based on any unused commitment. As of February 3, 2018, we had $48 outstanding on this facility.
We maintain trade and standby letters of credit to facilitate our international payments. As of February 3, 2018, we have $8 available and none outstanding under the trade letter of credit and $15 available and $2 outstanding under the standby letter of credit.
Plans for our Nordstrom NYC store, which we currently expect to open in 2019, ultimately include owning a condominium interest in a mixed-use tower and leasing certain nearby properties. As of February 3, 2018, we had approximately $289 of fee interest in land, which is expected to convert to the condominium interest once the store is constructed. We have committed to make future installment payments based on the developer meeting pre-established construction and development milestones. In the event that this project is not completed, the opening may be delayed and we may be subject to future losses or capital commitments in order to complete construction or to monetize our investment in the land.

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
Debt Covenants
The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) leverage ratio of no more than four times (see the following additional discussion of Adjusted Debt to EBITDAR). As of February 3, 2018, we were in compliance with this covenant.

Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our goal is to manage debt levels to maintain an investment-grade credit rating and operate with an efficient capital structure. In evaluating our debt levels, this measure provides a reflection of our credit worthiness that could impact our credit rating and borrowing costs. We also have a debt covenant that requires an adjusted debt to EBITDAR leverage ratio of no more than four times. As of February 3, 2018, our Adjusted Debt to EBITDAR was 2.6, and as of January 28, 2017, it was 2.4.
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

	2017[1]	2016[1]
Debt	$2,737	$2,774
Add: estimated capitalized operating lease liability[2]	2,001	1,616
Less: fair value hedge adjustment included in long-term debt	—	(12)
Adjusted Debt	$4,738	$4,378

Net earnings	437	354
Add: income tax expense	353	330
Add: interest expense, net	136	121
Earnings before interest and income taxes	926	805

Add: depreciation and amortization expenses	666	645
Add: rent expense	250	202
Add: non-cash acquisition-related charges[3]	1	198
EBITDAR	$1,843	$1,850

Debt to Net Earnings[4]	6.3	7.8
Adjusted Debt to EBITDAR	2.6	2.4
1 The components of Adjusted Debt are as of February 3, 2018 and January 28, 2017, while the components of EBITDAR are for the 12 months ended February 3, 2018 and January 28, 2017.
2 Based upon the estimated lease liability as of the end of the period, calculated as the trailing 12 months of rent expense multiplied by eight. The multiple of eight times rent expense is a commonly used method of estimating the debt we would record for our leases that are classified as operating if they had met the criteria for a capital lease or we had purchased the property.
3 Non-cash acquisition-related charges for the 12 months ended January 28, 2017 included the goodwill impairment charge of $197 related to Trunk Club.
4 Results for the period ended January 28, 2017 include the $197 impact of the Trunk Club goodwill impairment charge, which approximates 280 basis points.

Nordstrom, Inc. and subsidiaries 31

Contractual Obligations
The following table summarizes our contractual obligations and the expected effect on our liquidity and cash flows as of February 3, 2018. We expect to fund these commitments primarily with operating cash flows generated in the normal course of business and credit available to us under existing and potential future facilities.

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt	$4,563	$167	$711	$644	$3,041
Operating leases	2,740	309	605	516	1,310
Purchase obligations	1,462	1,251	188	23	—
Other long-term liabilities	383	64	59	42	218
Total	$9,148	$1,791	$1,563	$1,225	$4,569
Included in the required debt repayments disclosed above are estimated total interest payments of $1,732 as of February 3, 2018, payable over the remaining life of the debt.
The operating lease obligations in the table above do not include payments for operating expenses that are required by most of our lease agreements. Such expenses, which include common area charges, real estate taxes and other executory costs, totaled $121 in 2017, $112 in 2016 and $97 in 2015. In addition, some of our leases require additional rental payments based on a percentage of our sales, referred to as “percentage rent.” Percentage rent, which is also excluded from the obligations in the table above, was $11 in 2017, $12 in 2016 and $13 in 2015.
Purchase obligations primarily consist of purchase orders for unreceived goods or services and capital expenditure commitments. Capital expenditure commitments include our Nordstrom Men’s Store NYC and Nordstrom NYC.
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
Off-Balance Sheet Arrangements
In October 2015, we completed the sale of a substantial majority of our U.S. Visa and private label credit card portfolio to TD. In November 2017, we sold the remaining balances which consisted of employee credit card receivables for the U.S. Visa and Nordstrom private label credit cards to TD (see Note 2: Credit Card Receivable Transaction in Item 8). Pursuant to the program agreement with TD, we offer and administer our Nordstrom Rewards loyalty program and perform other account servicing functions. Credit card receivables serviced under this contract are $3,098 as of February 3, 2018.
Other than items noted in the paragraph above, in addition to operating leases entered into in the normal course of business and the development of our Nordstrom Men’s Store NYC and Nordstrom NYC, we had no material off-balance sheet arrangements during 2017.
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
Revenue Recognition
We recognize sales revenue net of estimated returns and excluding sales taxes. Revenue from sales to customers shipped directly from our stores and fulfillment centers, which includes shipping revenue when applicable, is recognized upon estimated receipt by the customer. We estimate customer merchandise returns based on historical return patterns and reduce sales and cost of sales accordingly.
Although we believe we have sufficient current and historical knowledge to record reasonable estimates of sales returns, actual returns could differ from recorded amounts. In the past three years, there were no significant changes in customer return behavior and we have made no material changes to our estimates included in the calculations of our sales return reserve. A 10% change in the sales return reserve would have had a $10 impact on our net earnings for the year ended February 3, 2018.

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
We do not believe that the assumptions used in these estimates will change significantly based on prior experience. In the past three years, we have made no material changes to our estimates included in the calculations of the obsolescence reserve. A 10% change in the obsolescence reserve would have had a $1 impact on our net earnings for the year ended February 3, 2018.
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
As part of our impairment testing, we utilize certain assumptions and apply judgment regarding a number of factors. Significant estimates in the market approach include identifying similar companies and acquisitions with comparable business factors such as size, growth, profitability, risk and return of investment, and assessing comparable earnings or revenue multiples in estimating the fair value of the reporting unit. Assumptions in the income approach include future cash flows for the business, future growth rates and discount rates. Estimates of cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. For Nordstrom.com, Jeffrey and HauteLook, the fair values substantially exceeded carrying values and therefore we had no material goodwill impairment in 2017, 2016 or 2015. A 10% change in the fair value of any of these reporting units would not have had an impact on our net earnings for the year ended February 3, 2018.

There were no goodwill impairment charges related to Trunk Club in 2017 or 2015. In 2016, we recognized a goodwill impairment charge of $197 resulting from changes to the long-term operating plan that reflected lower expectations for growth and profitability than previous expectations (see Note 1: Nature of Operations and Summary of Significant Accounting Policies and Note 8: Fair Value Measurements in Item 8).
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
Our estimates are subject to uncertainties and may be impacted by various external factors such as economic conditions and market competition. While we believe the inputs and assumptions utilized in our analyses of future cash flows are reasonable, events or circumstances may change, which could cause us to revise these estimates.
Stock-Based Compensation Expense
We grant stock-based awards under our 2010 Equity Incentive Plan (“2010 Plan”), 2002 Nonemployee Director Stock Incentive Plan (“2002 Plan”) and Trunk Club Value Creation Plan (“VCP”), and employees may purchase our stock at a discount under our Employee Stock Purchase Plan (“ESPP”). We predominantly recognize stock-based compensation expense related to stock-based awards at their estimated grant date fair value, recorded on a straight-line basis over the requisite service period. Compensation expense for certain award holders is accelerated based upon age and years of service. The total compensation expense is reduced by actual forfeitures as they occur over the vesting period of the awards.

Nordstrom, Inc. and subsidiaries 33

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
Calculating the grant date fair value of stock-based awards is based on certain assumptions and requires judgment, including estimating stock price volatility, forfeiture rates, expected life and performance criteria. A 10% change in stock-based compensation expense would have had a $4 impact on our net earnings for the year ended February 3, 2018.
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
We regularly evaluate the likelihood of realizing the benefit for income tax positions we have taken in various federal, state and foreign filings by considering all relevant facts, circumstances and information available. If we believe it is more likely than not that our position will be sustained, we recognize a benefit at the largest amount that we believe is cumulatively greater than 50% likely to be realized. Our unrecognized tax benefit was $31 as of February 3, 2018, and $32 as of January 28, 2017. Interest and penalties related to income tax matters are classified as a component of income tax expense.
Income taxes require significant management judgment regarding applicable statutes and their related interpretation, the status of various income tax audits and our particular facts and circumstances. Also, as audits are completed or statutes of limitations lapse, it may be necessary to record adjustments to our taxes payable, deferred taxes, tax reserves or income tax expense. Such adjustments did not materially impact our effective income tax rate in 2017 or 2016.
In December 2017, the Tax Act was signed into law. As we complete our analysis of the Tax Act and interpret any additional guidance issued by the U.S. Treasury Department, the IRS and other standard-setting bodies, we may make adjustments to the provisional amounts, which may materially impact our provision for income taxes in the period in which the adjustments are recorded (see Note 13: Income Taxes in Item 8 for additional information).
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8 for a discussion of recent accounting pronouncements and the impact these standards are anticipated to have on our results of operations, liquidity or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Dollars in millions
INTEREST RATE RISK
For our long-term debt of $2,737, our exposure to interest rate risk is limited to changes in fair value. As our debt is primarily fixed-rate, changes in interest rates do not significantly impact our cash flows. However, changes in interest rates increase or decrease the fair value of our debt, depending on whether market rates are lower or higher than our fixed rates. As of February 3, 2018, the fair value of our long-term debt was $2,827. See Note 7: Debt and Credit Facilities and Note 8: Fair Value Measurements in Item 8 for additional information.
We are exposed to interest rate risk primarily from changes in short-term interest rates. Interest rate fluctuations can affect our interest income and interest expense. As of February 3, 2018, we had cash and cash equivalents of $1,181 which generate interest income at variable rates.
FOREIGN CURRENCY EXCHANGE RISK
The majority of our revenues, expenses and capital expenditures are transacted in U.S. Dollars. Our U.S. operation periodically enters into merchandise purchase orders denominated in British Pounds or Euros. From time to time, we may use forward contracts to hedge against fluctuations in foreign currency prices. As of February 3, 2018, our outstanding forward contracts did not have a material impact on our Consolidated Financial Statements.
We have six full-line stores in Canada and have announced plans to open the first six Nordstrom Rack stores in Canada in 2018. The functional currency of our Canadian operation is the Canadian Dollar. We translate assets and liabilities into U.S. Dollars using the exchange rate in effect at the balance sheet date, while we translate revenues and expenses using a weighted-average exchange rate for the period. We record these translation adjustments as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets in Item 8. Our Canadian operation enters into merchandise purchase orders denominated in U.S. Dollars for approximately one fourth of its inventory. As sales in Canada are denominated in the Canadian Dollar, gross profit for our Canadian operation can be impacted by foreign currency fluctuations.
In addition, our U.S. operation incurs certain expenditures denominated in Canadian Dollars and our Canadian operation incurs certain expenditures denominated in U.S. Dollars. This activity results in transaction gains and losses that arise from exchange rate fluctuations, which are recorded as gains or losses in the Consolidated Statements of Earnings in Item 8. As of February 3, 2018, activities associated with foreign currency exchange risk have not had a material impact on our Consolidated Financial Statements.

Nordstrom, Inc. and subsidiaries 35

Item 8: Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nordstrom, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the “Company”) as of February 3, 2018 and January 28, 2017, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended February 3, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 3, 2018, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 19, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Seattle, Washington
March 19, 2018

We have served as the Company’s auditor since 1970

Nordstrom, Inc.
Consolidated Statements of Earnings
In millions except per share amounts

Fiscal year	2017	2016	2015
Net sales	$15,137	$14,498	$14,095
Credit card revenues, net	341	259	342
Total revenues	15,478	14,757	14,437
Cost of sales and related buying and occupancy costs	(9,890)	(9,440)	(9,168)
Selling, general and administrative expenses	(4,662)	(4,315)	(4,168)
Goodwill impairment	—	(197)	—
Earnings before interest and income taxes	926	805	1,101
Interest expense, net	(136)	(121)	(125)
Earnings before income taxes	790	684	976
Income tax expense	(353)	(330)	(376)
Net earnings	$437	$354	$600

Earnings per share:
Basic	$2.62	$2.05	$3.22
Diluted	$2.59	$2.02	$3.15

Weighted-average shares outstanding:
Basic	166.8	173.2	186.3
Diluted	168.9	175.6	190.1
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
Nordstrom, Inc.
Consolidated Statements of Comprehensive Earnings
In millions

Fiscal year	2017	2016	2015
Net earnings	$437	$354	$600
Postretirement plan adjustments, net of tax of $2, ($1) and ($15)	(6)	1	24
Foreign currency translation adjustment	20	14	(18)
Comprehensive net earnings	$451	$369	$606
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc. and subsidiaries 37

Nordstrom, Inc.
Consolidated Balance Sheets
In millions

	February 3, 2018	January 28, 2017
Assets
Current assets:
Cash and cash equivalents	$1,181	$1,007
Accounts receivable, net	145	199
Merchandise inventories	2,027	1,896
Prepaid expenses and other	150	140
Total current assets	3,503	3,242

Land, property and equipment, net	3,939	3,897
Goodwill	238	238
Other assets	435	481
Total assets	$8,115	$7,858

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,409	$1,340
Accrued salaries, wages and related benefits	578	455
Other current liabilities	1,246	1,223
Current portion of long-term debt	56	11
Total current liabilities	3,289	3,029

Long-term debt, net	2,681	2,763
Deferred property incentives, net	495	521
Other liabilities	673	675

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 167.0 and 170.0 shares issued and outstanding	2,816	2,707
Accumulated deficit	(1,810)	(1,794)
Accumulated other comprehensive loss	(29)	(43)
Total shareholders’ equity	977	870
Total liabilities and shareholders’ equity	$8,115	$7,858
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Consolidated Statements of Shareholders’ Equity
In millions except per share amounts

			Retained	Accumulated
			Earnings	Other
	Common Stock		(Accumulated	Comprehensive
	Shares	Amount	Deficit)	Loss	Total
Balance at January 31, 2015	190.1	$2,338	$166	($64)	$2,440
Net earnings	—	—	600	—	600
Other comprehensive earnings	—	—	—	6	6
Dividends ($1.48 per share)	—	—	(280)	—	(280)
Special dividend related to the sale of credit card receivables ($4.85 per share)	—	—	(905)	—	(905)
Issuance of common stock for Trunk Club acquisition	0.3	23	—	—	23
Issuance of common stock under stock compensation plans	2.0	108	—	—	108
Stock-based compensation	0.2	70	—	—	70
Repurchase of common stock	(19.1)	—	(1,191)	—	(1,191)
Balance at January 30, 2016	173.5	2,539	(1,610)	(58)	871
Net earnings	—	—	354	—	354
Other comprehensive earnings	—	—	—	15	15
Dividends ($1.48 per share)	—	—	(256)	—	(256)
Issuance of common stock under stock compensation plans	2.1	83	—	—	83
Stock-based compensation	0.3	85	—	—	85
Repurchase of common stock	(5.9)	—	(282)	—	(282)
Balance at January 28, 2017	170.0	2,707	(1,794)	(43)	870
Net earnings	—	—	437	—	437
Other comprehensive earnings	—	—	—	14	14
Dividends ($1.48 per share)	—	—	(247)	—	(247)
Issuance of common stock under stock compensation plans	1.1	39	—	—	39
Stock-based compensation	0.5	70	—	—	70
Repurchase of common stock	(4.6)	—	(206)	—	(206)
Balance at February 3, 2018	167.0	$2,816	($1,810)	($29)	$977
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc. and subsidiaries 39

Nordstrom, Inc.
Consolidated Statements of Cash Flows
In millions

Fiscal year	2017	2016	2015
Operating Activities
Net earnings	$437	$354	$600
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses	666	645	576
Goodwill impairment	—	197	—
Amortization of deferred property incentives and other, net	(82)	(76)	(64)
Deferred income taxes, net	11	(15)	142
Stock-based compensation expense	77	91	70
Bad debt expense	—	—	26
Change in operating assets and liabilities:
Accounts receivable	1	(3)	(56)
Proceeds from sale of credit card receivables originated at Nordstrom	39	—	1,297
Merchandise inventories	(62)	31	(203)
Prepaid expenses and other assets	(21)	100	(126)
Accounts payable	77	16	(2)
Accrued salaries, wages and related benefits	121	38	2
Other current liabilities	48	181	50
Deferred property incentives	64	65	156
Other liabilities	24	34	2
Net cash provided by operating activities	1,400	1,658	2,470

Investing Activities
Capital expenditures	(731)	(846)	(1,082)
Change in credit card receivables originated at third parties	—	—	34
Proceeds from sale of credit card receivables originated at third parties	16	—	890
Other, net	31	55	14
Net cash used in investing activities	(684)	(791)	(144)

Financing Activities
Proceeds from long-term borrowings, net of discounts	635	—	16
Principal payments on long-term borrowings	(661)	(10)	(8)
Defeasance of long-term debt	—	—	(339)
(Decrease) increase in cash book overdrafts	(55)	4	23
Cash dividends paid	(247)	(256)	(1,185)
Payments for repurchase of common stock	(211)	(277)	(1,192)
Proceeds from issuances under stock compensation plans	39	83	94
Tax withholding on share-based awards	(7)	(5)	(4)
Other, net	(35)	6	37
Net cash used in financing activities	(542)	(455)	(2,558)

Net increase (decrease) in cash and cash equivalents	174	412	(232)
Cash and cash equivalents at beginning of year	1,007	595	827
Cash and cash equivalents at end of year	$1,181	$1,007	$595

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes, net of refunds	$363	$112	$383
Interest, net of capitalized interest	143	134	136

Non-cash investing and financing activities:
Beneficial interest asset acquired from the sale of credit card receivables	—	—	62
Issuance of common stock for Trunk Club acquisition	—	—	23
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Founded in 1901 as a retail shoe business in Seattle, Washington, Nordstrom, Inc. is now a leading fashion retailer that offers customers a well-edited selection of high-quality fashion brands focused on apparel, shoes, cosmetics and accessories for women, men, young adults and children. This breadth of merchandise allows us to serve a wide range of customers who appreciate quality fashion and a superior shopping experience. We offer an extensive selection of high-quality brand-name and private label merchandise through multiple retail channels, including 117 Nordstrom U.S. full-line stores, including Nordstrom Local and Nordstrom.com, six Canada full-line stores, 232 off-price Nordstrom Rack stores, Nordstromrack.com/HauteLook, seven Trunk Club clubhouses and TrunkClub.com, two Jeffrey boutiques and two Last Chance clearance stores. Our stores are located in 40 states throughout the U.S and in three provinces in Canada.
Through our Credit segment, our customers can access a variety of payment products and services, including a selection of Nordstrom-branded Visa® credit cards in the U.S. and Canada, as well as a Nordstrom-branded private label credit card and a debit card for Nordstrom purchases. When customers use a Nordstrom-branded credit or debit card, they also participate in our loyalty program that provides benefits based on their level of spending. Although the primary purposes of our Credit segment are to foster greater customer loyalty and drive more sales, we also receive credit card revenue through our program agreement with TD Bank, N.A. (“TD”) (see Note 2: Credit Card Receivable Transaction).
Fiscal Year
We operate on a 52/53-week fiscal year ending on the Saturday closest to January 31st. References to 2017 relate to the 53-week fiscal year ended February 3, 2018. References to any other years included within this document are based on a 52-week fiscal year.
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
Net Sales
We recognize sales revenue net of estimated returns and excluding sales taxes. Revenue from sales to customers shipped directly from our stores and fulfillment centers, which includes shipping revenue when applicable, is recognized upon estimated receipt by the customer. We estimate customer merchandise returns based on historical return patterns and reduce sales and cost of sales accordingly. Activity in the allowance for sales returns, net, for the past three fiscal years is as follows:

Fiscal year	2017	2016	2015
Allowance at beginning of year	$187	$170	$160
Charged to costs and expenses	3,307	3,023	2,720
Deductions[1]	(3,310)	(3,006)	(2,710)
Allowance at end of year	$184	$187	$170
1 Deductions consist of actual returns, net of the value of the merchandise returned and any sales commission.
Credit Card Revenues, net
In October 2015, we completed the sale of a substantial majority of our U.S. Visa and private label credit card portfolio to TD. In November 2017, we sold the remaining balances which consisted of employee credit card receivables for the U.S. Visa and Nordstrom private label credit cards to TD (see Note 2: Credit Card Receivable Transaction). Credit program revenues, net include our portion of the ongoing credit card revenue, net of credit losses, from both sold and newly generated credit card receivables pursuant to our program agreement with TD. Asset amortization and deferred revenue recognition associated with the assets and liabilities recorded as part of the transaction are also recorded in credit program revenues, net.

Nordstrom, Inc. and subsidiaries 41

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

Cost of Sales
Cost of sales includes the purchase cost of inventory sold (net of vendor allowances), in-bound freight and certain costs of our loyalty program benefits.
Loyalty Program
In 2016, our Nordstrom Rewards loyalty program, which allows customers to accumulate points based on their level of spending, was expanded to enable any customer interested in participating to earn benefits regardless of how they choose to pay. Prior to 2016, our loyalty program was only offered to Nordstrom cardholders. Upon reaching certain point thresholds, customers receive Nordstrom Notes (“Notes”), which can be redeemed for goods or services offered at Nordstrom full-line stores, Nordstrom.com, Nordstrom Rack and Nordstromrack.com/HauteLook. Nordstrom cardholders can also earn rewards at Trunk Club. Customers who participate in our loyalty program through our credit and debit cards receive additional benefits including reimbursements for alterations, Personal Triple Points days, shopping and fashion events and early access to the Anniversary Sale. Nordstrom Rewards loyalty program liabilities of $69 and $62 were included in other current liabilities at the end of 2017 and 2016.
We estimate the net cost of Notes that will be issued and redeemed and record this cost as rewards points are accumulated. These costs, as well as reimbursed alterations, are recorded in cost of sales as we provide customers with products and services for these rewards. Other benefits of our Nordstrom Rewards loyalty program, including shopping and fashion events, are recorded in selling, general and administrative expenses. Total costs related to the Nordstrom Rewards loyalty program were $175, $162 and $164 in 2017, 2016 and 2015.
Buying and Occupancy Costs
Buying costs consist primarily of compensation and other costs incurred by our merchandising and product development groups. Occupancy costs include rent, depreciation, property taxes and facility operating costs of our retail, corporate center, fulfillment facilities and distribution operations.
Rent
We recognize minimum rent expense, net of developer reimbursements, on a straight-line basis over the minimum lease term from the time that we control the leased property. For scheduled rent escalation clauses during the lease terms, we record minimum rent expense on a straight-line basis over the terms of the leases, with the adjustments accrued as current and noncurrent deferred rent and included in other current liabilities and other liabilities on our Consolidated Balance Sheet for the year ended February 3, 2018. Contingent rental payments, typically based on a percentage of sales, are recognized in rent expense when payment of the contingent rent is probable.
We receive incentives from developers to construct stores in certain developments. At the end of 2017 and 2016, liabilities of $485 and $507 were recorded within deferred property incentives, net on the Consolidated Balance Sheets and were recognized as a reduction of rent expense on a straight-line basis over the lease terms.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of compensation and benefit costs, marketing, supply chain, technology and, prior to our credit card receivable transactions in October 2015 and November 2017, bad debt expense related to our credit card operations.
Advertising
Advertising production costs for internet, magazines, store events and other media are expensed the first time the advertisement is run. Online marketing costs are expensed when incurred. Total advertising expenses, net of vendor allowances, of $261, $241 and $227 in 2017, 2016 and 2015 were included in selling, general and administrative expenses.

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

Fiscal year	2017	2016	2015
Cosmetic expenses	$159	$166	$161
Purchase price adjustments	184	179	178
Cooperative advertising	107	114	109
Other	7	6	7
Total vendor allowances	$457	$465	$455
Shipping and Handling Costs
Our shipping and handling costs include payments to third-party shippers and costs to hold, move and prepare merchandise for shipment. These costs do not include in-bound freight to our distribution centers, which we include in the cost of our inventory. Shipping and handling costs of $523, $453 and $428 in 2017, 2016 and 2015 were included in selling, general and administrative expenses.
Stock-Based Compensation
We grant stock-based awards under our 2010 Equity Incentive Plan (“2010 Plan”), 2002 Nonemployee Director Stock Incentive Plan (“2002 Plan”) and Trunk Club Value Creation Plan (“VCP”), and employees may purchase our stock at a discount under our Employee Stock Purchase Plan (“ESPP”). We predominantly recognize stock-based compensation expense related to stock-based awards at their estimated grant date fair value, recorded on a straight-line basis over the requisite service period. Compensation expense for certain award holders is accelerated based upon age and years of service. The total compensation expense is reduced by actual forfeitures as they occur over the vesting period of the awards.
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
Gift Cards
We recognize revenue from the sale of gift cards when the gift card is redeemed by the customer, or we recognize breakage income when the likelihood of redemption, based on historical experience, is deemed to be remote. Based on an analysis of our program since its inception in 1999, we determined that balances remaining on cards issued beyond five years are unlikely to be redeemed and therefore are recognized as income. Breakage income was $16, $12 and $11 in 2017, 2016 and 2015. To date, our breakage rate is approximately 2% of the amount initially issued as gift cards. Gift card breakage income is included in selling, general and administrative expenses. We had outstanding gift card liabilities of $425 and $389 at the end of 2017 and 2016, which are included in other current liabilities.

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
In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. Among numerous other provisions, the Tax Act significantly revises the U.S. federal corporate income tax by reducing the statutory rate from 35% to 21%. Net earnings included $42 related to the Tax Act, which includes a provisional one-time, non-cash charge of $51 related to the revaluation of our net deferred tax assets for the change in statutory tax rate and for the impacts associated with the future limitations on executive compensation, partially offset by cash tax savings from a lower federal tax rate. As we complete our analysis of the Tax Act and interpret any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (“IRS”) and other standard-setting bodies, we may make adjustments to the provisional amounts, which may materially impact our provision for income taxes in the period in which the adjustments are recorded (see Note 13: Income Taxes).
Comprehensive Net Earnings
Comprehensive net earnings consist of net earnings and other gains and losses affecting equity that are excluded from net earnings. These consist of postretirement plan adjustments, net of related income tax effects and foreign currency translation adjustments.
Cash Equivalents
Cash equivalents are short-term investments with a maturity of three months or less from the date of purchase and are carried at cost, which approximates fair value. At the end of 2017 and 2016, checks not yet presented for payment drawn in excess of our bank deposit balances were $101 and $156 and included within accounts payable on our Consolidated Balance Sheets.
Accounts Receivable
Accounts receivable, net includes receivables from non-Nordstrom-branded credit and debit cards and, prior to our credit card receivable sale transaction in November 2017, employee credit card receivables.
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
Physical inventories are taken and inventory records are adjusted accordingly. We evaluate and determine our shrinkage rate using the most recent physical inventory and historical results as the basis for the shrinkage reserve following each physical inventory cycle and reporting date. The shrinkage reserve is based on a percentage of sales.
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

	Trunk Club	HauteLook	Other[1]	Total
Balance at January 31, 2015	$261	$121	$53	$435
Additions	—	—	—	—
Balance at January 30, 2016	261	121	53	435
Impairment	(197)	—	—	(197)
Balance at January 28, 2017	64	121	53	238
Additions	—	—	—	—
Balance at February 3, 2018	$64	$121	$53	$238
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
We did not record any material impairment losses for long-lived tangible or amortizable intangible assets in 2017 or 2016. In 2015, our cash flow analyses resulted in retail store impairment charges of $24 and other various impairment losses of $23. The 2015 retail store impairment of $24 related to our full-line store in Puerto Rico and was primarily driven by a challenging retail market in this territory.
Amortization expense for acquired intangibles was $11, $14 and $16 in 2017, 2016 and 2015. Future amortization expense of acquired intangible assets as of February 3, 2018, are expected to be $7 in 2018 and $7 in 2019.

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
Foreign Currency
We have six full-line stores in Canada and have announced plans to open the first six Nordstrom Rack stores in Canada in 2018. The functional currency of our Canadian operation is the Canadian Dollar. We translate assets and liabilities into U.S. Dollars using the exchange rate in effect at the balance sheet date, while we translate revenues and expenses using a weighted-average exchange rate for the period. We record these translation adjustments as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets.
In addition, our U.S. operation incurs certain expenditures denominated in Canadian Dollars and our Canadian operation incurs certain expenditures denominated in U.S. Dollars. This activity results in transaction gains and losses that arise from exchange rate fluctuations, which are recorded as gains or losses in the Consolidated Statements of Earnings. As of February 3, 2018, activities associated with foreign currency exchange risk have not had a material impact on our Consolidated Financial Statements.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which was subsequently modified in August 2015 by ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. In 2016, the FASB issued additional ASUs which clarify the implementation guidance on principal versus agent considerations, on identifying performance obligations and licensing, on the revenue recognition criteria and other technical corrections. We plan to adopt this ASU in the first quarter of 2018 using the modified retrospective adoption method. In our ongoing evaluation of this ASU, we have determined that the new standard will result in a net cumulative effect adjustment to decrease beginning accumulated deficit by approximately $55, as well as the following impacts:

•
Gift card breakage will be recorded in sales, rather than selling, general, and administrative expenses. It will be estimated based on expected customer redemption periods, rather than when redemption is considered remote.

•
Loyalty sales attributable to our Nordstrom Rewards loyalty program benefits (for example, Notes, alterations) will be deferred rather than recording the loyalty program expenses as an increase to cost of sales.

•
Remaining unamortized balances of deferred revenue and investment in contract asset related to the sale of our receivables to TD will be written off as a cumulative-effect adjustment reducing accumulated deficit.

•	Revenue related to our online sales will be recognized at the shipping point rather than upon receipt by the customer.

•	Estimated costs of returns will be recorded as a current asset rather than netted with our sales return reserve.
We do not expect the provisions of this ASU to have a material impact on our Consolidated Financial Statements beyond our initial adoption.
In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as right-of-use assets and lease liabilities. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification dictates whether lease expense is to be recognized based on an effective interest method or on a straight-line basis over the term of the lease. Additional qualitative and quantitative disclosures will be required to give financial statement users information on the amount, timing and judgments related to a reporting entity’s cash flows arising from leases. This ASU is effective for Nordstrom beginning in the first quarter of 2019. We are currently evaluating the impact of the standard, which will require recognizing and measuring leases at the beginning of the earliest period presented using a modified retrospective approach. We expect adoption of this standard will have a material impact on our Consolidated Financial Statements.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation — Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payments and presentation within the financial statements. We adopted ASU No. 2016-09 with an effective date of January 29, 2017. The impact of the adoption resulted in the following:

•
Excess tax benefits and deficiencies resulting from stock-based compensation arrangements are now recorded within income tax expense on the Consolidated Statement of Earnings when the awards vest or are settled, rather than within equity. Additionally, excess tax benefits are now excluded from assumed future proceeds in our calculation of diluted shares for purposes of determining diluted earnings per share. The prospective adoption of this provision did not have a material effect on the Consolidated Financial Statements for the year ended February 3, 2018. We had no previously unrecognized excess tax benefits that would have resulted in a cumulative-effect adjustment to beginning retained earnings.

•
Forfeitures on share-based awards are recorded as they occur, rather than our historical method of estimating forfeitures at the grant date. In evaluating the impact of this change, the adjustment to adopt on a modified retrospective basis was immaterial, therefore, no adjustment has been made to beginning retained earnings.

•
Excess tax benefits from stock-based compensation arrangements are classified as cash flows from operations, rather than as cash flows from financing activities. We adopted this change retrospectively, which resulted in an increase to net cash provided by operating activities and an increase in cash flows used in financing activities of $5 for 2016 and $15 for 2015. Additionally, cash flows related to withholding shares for tax purposes on net-settled awards are classified as financing activities, rather than operating activities. This classification change was also adopted retrospectively, resulting in an increase of $5 for 2016 and $4 for 2015 to net cash provided by operating activities with an offsetting increase to net cash used in financing activities on the Consolidated Statement of Cash Flows for 2016 and 2015.

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
In December 2017, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 118 (the “Bulletin”), which provides accounting guidance regarding accounting for income taxes for the reporting period that includes the enactment of the Tax Act. The Bulletin provides guidance in those situations where the accounting for certain income tax effects of the Tax Act will be incomplete by the time financial statements are issued for the reporting period that includes the enactment date. For those elements of the Tax Act that cannot be reasonably estimated, no effect will be recorded.
The SEC has provided in the Bulletin that in situations where the accounting is incomplete for certain effects of the Tax Act, a measurement period which begins in the reporting period that includes the enactment of the Tax Act and ends when the entity has obtained, prepared and analyzed the information is needed in order to complete the accounting requirements. The measurement period shall not exceed one year from enactment. In accordance with SAB 118, we have recorded provisional tax expense associated with the impacts of the Tax Act (see Note 13: Income Taxes for additional information).
In February 2018, the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This new guidance will allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The ASU is effective for us beginning in the first quarter of 2019, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements.
NOTE 2: CREDIT CARD RECEIVABLE TRANSACTION
In October 2015, we completed the sale of a substantial majority of our U.S. Visa and private label credit card portfolio to TD. In November 2017, we sold the remaining balances which consisted of employee credit card receivables for the U.S. Visa and Nordstrom private label credit cards to TD for an amount equal to the gross value of the outstanding receivables. Additionally, we entered into an amended long-term program agreement under which TD is the exclusive issuer of our U.S. consumer credit cards and we perform account servicing functions.

Nordstrom, Inc. and subsidiaries 47

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

In connection with the close of the credit card receivable transaction in October 2015, we defeased $325 in secured Series 2011-1 Class A Notes in order to provide the credit card receivables to TD free and clear. At close, we received $2.2 billion in cash consideration reflecting the par value of the receivables sold, and incurred $32 in transaction-related expenses during the third quarter of 2015. Pursuant to the agreement, we are obligated to offer and administer our Nordstrom Rewards loyalty program and perform other account servicing functions. In return, we receive a portion of the ongoing credit card revenue, net of credit losses, from both the sold and newly generated credit card receivables. At close of the November 2017 transaction, we received $55 in cash consideration reflecting the par value of the employee receivables sold.
In October 2015, we recorded certain assets and liabilities associated with the arrangement. The beneficial interest asset is amortized over approximately four years based primarily on the payment rate of the associated receivables. The deferred revenue and investment in contract asset are recognized/amortized over seven years on a straight-line basis, following the delivery of the contract obligations and expected life of the agreement. We record each of these items in credit card revenue, net in our Consolidated Statements of Earnings.
Cash Flows Presentation
Nordstrom private label credit and debit cards can be used at a majority of our U.S. retail businesses, while Nordstrom Visa credit cards also may be used for purchases outside of Nordstrom. Prior to the completion of the credit card receivable transactions in October 2015 and November 2017, cash flows from the use of both the private label and Nordstrom Visa credit cards for sales originating at our stores and our digital channels were treated as an operating activity within the Consolidated Statements of Cash Flows, as they related to sales at Nordstrom. Additionally, cash flows arising from the use of Nordstrom Visa credit cards outside of our stores were treated as an investing activity within the Consolidated Statements of Cash Flows, as they represented loans made to our customers for purchases at third parties.
NOTE 3: LAND, PROPERTY AND EQUIPMENT
Land, property and equipment consist of the following:

	February 3, 2018	January 28, 2017
Land and land improvements	$111	$107
Buildings and building improvements	1,246	1,198
Leasehold improvements	3,099	2,938
Store fixtures and equipment	3,724	3,513
Capitalized software	1,280	1,183
Construction in progress	584	554
Land, property and equipment	10,044	9,493
Less: accumulated depreciation and amortization	(6,105)	(5,596)
Land, property and equipment, net	$3,939	$3,897
The total cost of property and equipment held under capital lease obligations was $26 at the end of 2017 and 2016, with related accumulated amortization of $25 in 2017 and 2016. Depreciation and amortization expense was $655, $631 and $560 in 2017, 2016 and 2015.
NOTE 4: SELF-INSURANCE
Our self-insurance reserves are summarized as follows:

	February 3, 2018	January 28, 2017
Workers’ compensation	$71	$69
Employee health and welfare	26	29
Other liability	18	16
Total self-insurance reserve	$115	$114
Our workers’ compensation policies have a retention per claim of $1 or less and no policy limits.
We are self-insured for the majority of our employee health and welfare coverage and we do not use stop-loss coverage. Participants contribute to the cost of their coverage through premiums and out-of-pocket expenses for deductibles, co-pays and co-insurance.
Our liability policies, encompassing an employment practices liability, with a policy limit up to $30, and a commercial general liability, with a policy limit up to $151, have a retention per claim of $3 or less.

Nordstrom, Inc. and subsidiaries 48

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

NOTE 5: 401(K) PLAN
We provide a 401(k) plan for our employees that allows for employee elective contributions and discretionary Company contributions. Employee elective contributions are funded through voluntary payroll deductions. Our discretionary Company contribution is funded in an amount determined by our Board of Directors each year. Total expenses related to Company contributions of $110, $92 and $62 in 2017, 2016 and 2015 were included in both buying and occupancy costs and selling, general and administrative expenses on our Consolidated Statements of Earnings. The $110 in 2017 included $94 of matching contributions and $16 for a one-time discretionary profit-sharing contribution.
NOTE 6: POSTRETIREMENT BENEFITS
We have an unfunded defined benefit Supplemental Executive Retirement Plan (“SERP”), which provides retirement benefits to certain officers and select employees. The SERP has different benefit levels depending on the participant’s role in the Company. At the end of 2017, we had 57 participants in the plan, including 16 officers and select employees eligible for SERP benefits, 40 retirees and one beneficiary. This plan is non-qualified and does not have a minimum funding requirement.
Benefit Obligations and Funded Status
Our benefit obligation and funded status is as follows:

	February 3, 2018	January 28, 2017
Change in benefit obligation:
Benefit obligation at beginning of year	$188	$181
Participant service cost	3	3
Interest cost	7	7
Benefits paid	(8)	(7)
Actuarial gain	10	4
Benefit obligation at end of year	200	188
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	8	7
Benefits paid	(8)	(7)
Fair value of plan assets at end of year	—	—
Underfunded status at end of year	($200)	($188)
The accumulated benefit obligation, which is the present value of benefits, assuming no future compensation changes, was $197 and $184 at the end of 2017 and 2016.
Amounts recognized as liabilities in the Consolidated Balance Sheets consist of the following:

	February 3, 2018	January 28, 2017
Accrued salaries, wages and related benefits	$9	$8
Other liabilities (noncurrent)	191	180
Net amount recognized	$200	$188
Components of SERP Expense
The components of SERP expense recognized in the Consolidated Statements of Earnings are as follows:

Fiscal year	2017	2016	2015
Participant service cost	$3	$3	$3
Interest cost	7	7	7
Amortization of net loss and other	3	3	11
Total SERP expense	$13	$13	$21

Nordstrom, Inc. and subsidiaries 49

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

Amounts not yet reflected in SERP expense and included in accumulated other comprehensive loss (pre-tax) consist of the following:

	February 3, 2018	January 28, 2017
Accumulated loss	($46)	($41)
Prior service credit	2	4
Total accumulated other comprehensive loss	($44)	($37)
In 2018, we expect $4 of costs currently in accumulated other comprehensive loss to be recognized as components of SERP expense.
Assumptions
Weighted-average assumptions used to determine our benefit obligation and SERP expense are as follows:

Fiscal year	2017	2016	2015
Assumptions used to determine benefit obligation:
Discount rate	3.95%	4.31%	4.55%
Rate of compensation increase	3.00%	3.00%	3.00%
Assumptions used to determine SERP expense:
Discount rate	4.31%	4.55%	3.70%
Rate of compensation increase	3.00%	3.00%	3.00%
Future Benefit Payments and Contributions
As of February 3, 2018, the expected future benefit payments based upon the assumptions described above and including benefits attributable to estimated future employee service are as follows:

Fiscal year
2018	$9
2019	10
2020	11
2021	11
2022	11
2023 – 2027	61

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

NOTE 7: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt, including capital leases, is as follows:

	February 3, 2018	January 28, 2017
Secured
Mortgage payable, 7.68%, due April 2020	$17	$24
Other	1	3
Total secured debt	18	27
Unsecured
Net of unamortized discount:
Senior notes, 6.25%, due January 2018	—	650
Senior notes, 4.75%, due May 2020	500	499
Senior notes, 4.00%, due October 2021	500	500
Senior notes, 4.00%, due March 2027	349	—
Senior debentures, 6.95%, due March 2028	300	300
Senior notes, 7.00%, due January 2038	146	146
Senior notes, 5.00%, due January 2044	892	602
Other[1]	32	50
Total unsecured debt	2,719	2,747

Total long-term debt	2,737	2,774
Less: current portion	(56)	(11)
Total due beyond one year	$2,681	$2,763
1 Other unsecured debt includes our Puerto Rico unsecured borrowing facility partially offset by deferred bond issue costs.
Our mortgage payable is secured by an office building that had a net book value of $56 at the end of 2017.
Required principal payments on long-term debt, excluding capital lease obligations, are as follows:

Fiscal year
2018	$56
2019	8
2020	502
2021	500
2022	—
Thereafter	1,764
During 2017, we issued $350 aggregate principal amount of 4.00% senior unsecured notes due March 2027 and $300 aggregate principal amount of 5.00% senior unsecured notes due January 2044. With the proceeds of these new notes, we retired our $650 senior unsecured notes that were due January 2018. We incurred $18 of net interest expense related to the refinancing, which included the write-off of unamortized balances associated with the debt discount, issue costs and fair value hedge adjustment resulting from the sale of our interest rate swap agreements in 2012. It also included a one-time payment of $24 to 2018 Senior Note holders under a make-whole provision, which represents the net present value of the expected coupon payments had the notes been outstanding through the original maturity date.

Nordstrom, Inc. and subsidiaries 51

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

Interest Expense
The components of interest expense, net are as follows:

Fiscal year	2017	2016	2015
Interest on long-term debt and short-term borrowings	$168	$147	$153
Less:
Interest income	(5)	(1)	—
Capitalized interest	(27)	(25)	(28)
Interest expense, net	$136	$121	$125
Credit Facilities
As of February 3, 2018, we had total short-term borrowing capacity of $800 under our senior unsecured revolving credit facility (“revolver”) that expires in April 2020. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes. We have the option to increase the revolving commitment by up to $200, to a total of $1,000, provided that we obtain written consent from the lenders.
The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) leverage ratio of no more than four times. As of February 3, 2018 and January 28, 2017, we were in compliance with this covenant.
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
As of February 3, 2018 and January 28, 2017, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our revolver.
Our wholly owned subsidiary in Puerto Rico maintains a $52 unsecured borrowing facility to support our expansion into that market. The facility expires in Fall 2018 and borrowings on this facility incur interest based upon the LIBOR plus 1.275% per annum and also incurred a fee based on any unused commitment. As of February 3, 2018 and January 28, 2017, we had $48 and $50 outstanding on this facility, which is included as a component in other unsecured debt and the current portion of debt.
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
We estimate the fair value of long-term debt using quoted market prices of the same or similar issues and, as such, this is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	February 3, 2018	January 28, 2017
Carrying value of long-term debt	$2,737	$2,774
Fair value of long-term debt	2,827	2,949

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

Non-financial Assets Measured at Fair Value on a Nonrecurring Basis
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill, investment in contract asset and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. There were no material impairment charges for these assets for fiscal year 2017.
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
In our Step 2 analysis, we used a combination of the expected present value of future cash flows (income approach) and comparable public companies (market approach) to determine the fair value of the reporting unit. These approaches use primarily unobservable inputs, including discount, sales growth and profit margin rates, which are considered Level 3 fair value measurements. The fair value analysis took into account recent and expected operating performance as well as the overall decline in the retail industry. Within our Retail Segment, we recognized a goodwill impairment charge of $197 in 2016, reducing Trunk Club goodwill to $64 as of January 28, 2017, from $261 as of January 30, 2016.
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
Future minimum lease payments as of February 3, 2018 are as follows:

Fiscal year	Operating leases
2018	$309
2019	312
2020	293
2021	269
2022	247
Thereafter	1,310
Total minimum lease payments	$2,740
Rent expense for 2017, 2016 and 2015 was as follows:

Fiscal year	2017	2016	2015
Minimum rent:
Store locations	$274	$230	$204
Offices, warehouses and equipment	44	40	41
Percentage rent	11	12	13
Property incentives	(79)	(80)	(82)
Total rent expense	$250	$202	$176
The rent expense above does not include common area charges, real estate taxes and other executory costs, which were $121 in 2017, $112 in 2016 and $97 in 2015.

Nordstrom, Inc. and subsidiaries 53

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

NOTE 10: COMMITMENTS AND CONTINGENCIES
Our estimated total purchase obligations, capital expenditure contractual commitments and inventory purchase orders were $1,462 as of February 3, 2018. In connection with the purchase of foreign merchandise, we have no outstanding trade letters of credit as of February 3, 2018.
Plans for our Nordstrom NYC store, which we currently expect to open in 2019, ultimately include owning a condominium interest in a mixed-use tower and leasing certain nearby properties. As of February 3, 2018, we had approximately $289 of fee interest in land, which is expected to convert to the condominium interest once the store is constructed. We have committed to make future installment payments based on the developer meeting pre-established construction and development milestones. In the event that this project is not completed, the opening may be delayed and we may be subject to future losses or capital commitments in order to complete construction or to monetize our investment in the land.
NOTE 11: SHAREHOLDERS’ EQUITY
The following is a summary of the activity related to our share repurchase programs in 2015, 2016 and 2017:

	Shares	Average price per share	Amount
Capacity at January 31, 2015			$1,075
October 2015 authorization (ended March 1, 2017)			1,000
Shares repurchased	19.1	$63	(1,191)
Expiration of unused capacity in March 2015[1]			(73)
Capacity at January 30, 2016			811
Shares repurchased	5.9	$48	(282)
Capacity at January 28, 2017			529
February 2017 authorization (ending August 31, 2018)			500
Shares repurchased	4.6	$45	(206)
Expiration of unused October 2015 authorization capacity in March 2017			(409)
Capacity at February 3, 2018			$414
1 Expiration relates to the February 2013 program.
The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to market and economic conditions and applicable SEC rules.
We paid dividends of $1.48 per share in 2017 and 2016 and $6.33 per share in 2015. Dividends paid in 2015 included a special cash dividend of $905, or $4.85 per share of outstanding common stock, in addition to our quarterly dividends totaling $1.48 per share. The special dividend was authorized by our Board of Directors on October 1, 2015, and was paid using proceeds from the sale of our credit card receivables (see Note 2: Credit Card Receivable Transaction).
In February 2018, subsequent to year end, we declared a quarterly dividend of $0.37 per share, which will be paid on March 20, 2018.
NOTE 12: STOCK-BASED COMPENSATION
We currently grant stock-based awards under our 2010 Plan, 2002 Plan and Trunk Club VCP, and employees may purchase our stock at a discount under our employee stock purchase plan (“ESPP”).
In 2010, our shareholders approved the adoption of the 2010 Plan, which replaced the 2004 Equity Incentive Plan (“2004 Plan”). The 2010 Plan authorizes the grant of stock options, restricted stock, performance share units, stock appreciation rights and unrestricted shares of common stock to employees. On May 16, 2017, our shareholders approved an amendment to the 2010 Equity Incentive Plan. The amendment increases common stock available for issuance by 6.2. The aggregate number of shares to be issued under the 2010 Plan may not exceed 30.4 plus any shares currently outstanding under the 2004 Plan that are forfeited or expire during the term of the 2010 Plan. No future grants will be made under the 2004 Plan. As of February 3, 2018, we have 77.5 shares authorized, 52.8 shares issued and outstanding and 8.7 shares remaining available for future grants under the 2010 Plan.
The 2002 Plan authorizes the grant of stock awards to our nonemployee directors. These awards may be deferred or issued in the form of restricted or unrestricted stock, non-qualified stock options or stock appreciation rights. As of February 3, 2018, we had 0.9 shares authorized and 0.4 shares available for issuance under this plan. In 2017, total expense on deferred shares was less than $1.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

The Trunk Club VCP is a performance-based plan that provides for three payout scenarios based on the results of Trunk Club’s business meeting minimum or exceeding maximum 2018 sales and earnings metrics. As of February 3, 2018, we granted 0.6 of the 1.0 units available for grant. There is no unrecognized stock-based compensation expense related to nonvested VCP units as no payout is expected. If at any time it becomes probable that another outcome will be achieved, compensation expense will be cumulatively adjusted based on the grant date fair value associated with that payout scenario.
Under the ESPP, employees may make payroll deductions of up to 10% of their base and bonus compensation for the purchase of Nordstrom common stock. At the end of each six-month offering period, participants apply their accumulated payroll deductions toward the purchase of shares of our common stock at 90% of the fair market value on the last day of the offer period. As of February 3, 2018, we had 12.6 shares authorized and 2.2 shares available for issuance under the ESPP. We issued 0.4 shares under the ESPP during 2017 and 2016. At the end of 2017 and 2016, we had current liabilities of $6 for future purchases of shares under the ESPP.
The following table summarizes our stock-based compensation expense:

Fiscal year	2017	2016	2015
Stock options	$18	$36	$33
Restricted stock units	51	34	18
Acquisition-related stock compensation	1	15	17
Performance share units	2	1	(3)
Other	5	5	5
Total stock-based compensation expense, before income tax benefit	77	91	70
Income tax benefit	(20)	(28)	(21)
Total stock-based compensation expense, net of income tax benefit	$57	$63	$49
The stock-based compensation expense before income tax benefit was recorded in our Consolidated Statements of Earnings as follows:

Fiscal year	2017	2016	2015
Cost of sales and related buying and occupancy costs	$25	$25	$20
Selling, general and administrative expenses	52	66	50
Total stock-based compensation expense, before income tax benefit	$77	$91	$70
The benefit of tax deductions in excess of the compensation cost recognized for stock-based awards is classified as operating cash inflows and is reflected as excess tax benefit from stock-based compensation in the Consolidated Statements of Cash Flows.
Special Dividend Adjustment
In connection with the closing of our credit card receivable transaction on October 1, 2015, our Board of Directors authorized a special cash dividend of $4.85 per share (see Note 11: Shareholders’ Equity). As required by our equity incentive plan’s non-discretionary anti-dilutive provisions, an adjustment was made to outstanding awards to prevent dilution of their value resulting from the special cash dividend. These adjustments did not result in incremental stock-based compensation expense as the fair value measure of the awards were the same immediately before and after the adjustment. The adjustments to awards included increasing the number of outstanding restricted stock units, stock options and performance shares, as well as reducing the exercise prices of outstanding stock options.

Nordstrom, Inc. and subsidiaries 55

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

Stock Options
Our Compensation Committee of our Board of Directors approves annual grants of nonqualified stock options to employees. We used the following assumptions to estimate the fair value for stock options at each grant date (excluding options granted in connection with the Trunk Club acquisition):

Fiscal Year	2017	2016	2015
Assumptions
Risk-free interest rate: Represents the yield on U.S. Treasury zero-coupon securities that mature over the 10-year life of the stock options.	1.0% – 2.5%	0.7% – 1.9%	0.2% – 2.1%
Weighted-average volatility: Based on a combination of the historical volatility of our common stock and the implied volatility of exchange-traded options for our common stock.	40.1%	36.8%	29.4%
Weighted-average expected dividend yield: Our forecasted dividend yield for the next 10 years.	2.4%	2.2%	1.8%
Expected life in years: Represents the estimated period of time until option exercise. The expected term of options granted was derived from the output of the Binomial Lattice option valuation model and was based on our historical exercise behavior, taking into consideration the contractual term of the option and our employees’ expected exercise and post-vesting employment termination behavior.	7.1	6.9	6.7

Grant Date Information
Date of grant	February 28, 2017	February 29, 2016	February 24, 2015
Weighted-average fair value per option	$16	$16	$21
Exercise price per option	$47	$51	$81
Supplemental nonqualified stock options were also granted to certain company leaders on June 7, 2016, at an exercise price per option of $41. The assumptions used to estimate the fair value for the supplemental stock options were similar to the 2016 annual grant assumptions. The weighted-average fair value per option at the grant date was $13. In 2016, we also granted stock options to certain qualified employees outside of the annual and supplemental grant dates, which were insignificant in aggregate. The number of awards granted to an individual are determined based upon a percentage of the recipient’s base salary and the fair value of the stock options. Options typically vest over four years, and expire 10 years after the date of grant.
A summary of stock option activity for 2017, which includes awards issued as part of the Trunk Club acquisition in 2014, is presented below:

Fiscal year	2017
	Shares	Weighted- average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, beginning of year	13.5	$48
Granted	0.3	47
Exercised	(0.7)	30
Forfeited or cancelled	(0.8)	54
Outstanding, end of year	12.3	$49	5	$52
Exercisable, end of year	9.1	$47	4	$49
Vested or expected to vest, end of year	11.8	$49	5	$52

Fiscal year		2017	2016	2015
Aggregate intrinsic value of options exercised		$13	$30	$62
Fair value of stock options vested		$34	$40	$44
As of February 3, 2018, the total unrecognized stock-based compensation expense related to nonvested stock options was $22, which is expected to be recognized over a weighted-average period of 21 months.

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
A summary of restricted stock unit activity for 2017 is presented below:

Fiscal year	2017
	Shares	Weighted-average grant date fair value per unit
Outstanding, beginning of year	2.3	$49
Granted	1.9	42
Vested	(0.5)	56
Forfeited or cancelled	(0.4)	63
Outstanding, end of year	3.3	$45
The aggregate fair value of restricted stock units vested during 2017, 2016 and 2015 was $26, $17 and $11. As of February 3, 2018, the total unrecognized stock-based compensation expense related to nonvested restricted stock units was $83, which is expected to be recognized over a weighted-average period of 28 months.
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
Beginning in 2016, performance share units are payable only in Company stock and are classified as equity awards. We record compensation cost based upon the value of the underlying stock at the date of grant. The provisions of the performance share units are considered a market condition, and therefore the effect of that market condition is reflected in the grant date fair value of the award. We used a Monte-Carlo simulation to account for the market condition in the fair value of the award. Compensation cost is recognized regardless of whether the market condition is actually satisfied; however, the compensation cost is reversed if an employee terminates prior to satisfying the requisite service period. Dividends are not paid during the performance period.
Our 2015 performance share units are liability-based awards due to our ability to settle them in cash or stock as elected by the employee. As liability-based awards, they are remeasured, with a corresponding adjustment to earnings, at each fiscal quarter-end during the performance cycle. The performance share unit liability is remeasured using the estimated percentage of units earned multiplied by the closing market price of our common stock on the current period-end date and is pro-rated based on the amount of time that has passed in the vesting period. The price used to determine the amount of cash or stock settled for the performance share units upon vesting is the closing market price of our common stock on the last day of the performance cycle.
The following is a summary of performance share unit activity, which assumes performance share units vest at 100% of the number of units granted:

Fiscal year	2017
Outstanding units, beginning of year	0.2
Granted	0.1
Vested	—
Forfeited or cancelled	(0.1)
Outstanding units, end of year	0.2
No performance share units were earned nor vested in 2017. In both 2016 and 2015, performance share units earned and vested at 75%, there was a stock and cash settlement of $3 and performance share units earned were less than 0.1.

Nordstrom, Inc. and subsidiaries 57

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

As of February 3, 2018, there were no liabilities recorded for performance share units and there was $4 in remaining unrecognized stock-based compensation expense for unvested performance share units.
NOTE 13: INCOME TAXES
In December 2017, the Tax Act was signed into law. Among numerous other provisions, the Tax Act significantly revises the U.S. federal corporate income tax by reducing the statutory rate from 35% to 21%, imposing a mandatory one-time transition tax on accumulated unrepatriated earnings of foreign subsidiaries and enhancing and extending the option to claim accelerated depreciation on qualified property. The Tax Act also revises tax laws that will affect 2018, including, but not limited to, eliminating certain deductions for executive compensation and limiting the deduction for interest. We have reasonably estimated the effects of the Tax Act and recorded provisional amounts in our Consolidated Financial Statements as of February 3, 2018. Net earnings included $42 related to the Tax Act, which includes a provisional one-time, non-cash charge of $51 related to the revaluation of our net deferred tax assets for the change in statutory tax rate and for the impacts associated with the future limitations on executive compensation, partially offset by cash tax savings from a lower federal tax rate. As we complete our analysis of the Tax Act and interpret any additional guidance issued by the U.S. Treasury Department, the IRS and other standard-setting bodies, we may make adjustments to the provisional amounts, which may materially impact our provision for income taxes in the period in which the adjustments are recorded.
U.S. and foreign components of earnings before income taxes were as follows:

Fiscal year	2017	2016	2015
U.S.	$803	$687	$996
Foreign	(13)	(3)	(20)
Earnings before income taxes	$790	$684	$976
Income tax expense consists of the following:

Fiscal year	2017	2016	2015
Current income taxes:
Federal	$291	$290	$202
State and local	51	54	32
Foreign	—	1	—
Total current income tax expense	342	345	234
Deferred income taxes:
Federal	10	(17)	123
State and local	1	(5)	23
Foreign	—	7	(4)
Total deferred income tax (benefit) expense	11	(15)	142
Total income tax expense	$353	$330	$376
A reconciliation of the statutory federal income tax rate to the effective tax rate on earnings before income taxes is as follows:

Fiscal year	2017	2016	2015
Statutory rate[1]	33.7%	35.0%	35.0%
Tax Act impact	6.1%	—	—
Goodwill impairment	—	10.1%	—
State and local income taxes, net of federal income taxes	4.5%	5.1%	4.1%
Non-deductible acquisition-related items	0.3%	0.6%	0.4%
Federal credits	(0.7%)	(0.6%)	(0.6%)
Other, net	0.8%	(2.0%)	(0.3%)
Effective tax rate	44.7%	48.2%	38.6%
1 The statutory rate in 2017 is reduced due to tax reform.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

The components of deferred tax assets and liabilities are as follows:

	February 3, 2018	January 28, 2017
Compensation and benefits accruals	$148	$209
Allowance for sales returns	50	76
Credit card receivable transaction	8	13
Accrued expenses	27	39
Merchandise inventories	12	43
Gift cards	27	33
Federal benefit of state taxes	16	18
Net operating losses	22	12
(Loss) Gain on sale of interest rate swap	(1)	4
Other	3	18
Total deferred tax assets	312	465
Valuation allowance	(51)	(37)
Total net deferred tax assets	261	428
Land, property and equipment basis and depreciation differences	(109)	(258)
Debt exchange premium	(14)	(23)
Total deferred tax liabilities	(123)	(281)
Net deferred tax assets	$138	$147
As of February 3, 2018, our state and foreign net operating loss carryforwards for income tax purposes were approximately $11 and $64. As of January 28, 2017, our state and foreign net operating loss carryforwards for income tax purposes were approximately $11 and $37. The net operating loss carryforwards are subject to certain statutory limitations of the Internal Revenue Code, applicable state laws and applicable foreign laws. If not utilized, a portion of our state and foreign net operating loss carryforwards will begin to expire in 2031 and 2033. Management believes it is more likely than not that certain state and foreign net operating loss carryforwards and deferred tax assets of foreign subsidiaries will not be realized in the foreseeable future. As such, a valuation allowance of $51 and $37 have been recorded as of February 3, 2018 and January 28, 2017.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Fiscal year	2017	2016	2015
Unrecognized tax benefit at beginning of year	$32	$19	$15
Gross increase to tax positions in prior periods	2	16	6
Gross decrease to tax positions in prior periods	(7)	—	(2)
Gross increase to tax positions in current period	5	2	2
Lapses in statute	(1)	(5)	(2)
Unrecognized tax benefit at end of year	$31	$32	$19
At the end of 2017 and 2016, $18 and $19 of the ending gross unrecognized tax benefit related to items which, if recognized, would affect the effective tax rate.
Our income tax expense included an increase to expense of $1 in 2017 for tax-related interest and penalties. There were no significant changes to expense in 2016 and 2015. At the end of 2017 and 2016, our liability for interest and penalties was $3 and $2.
We file income tax returns in the U.S. and a limited number of foreign jurisdictions. With few exceptions, we are no longer subject to federal, state and local, or non-U.S. income tax examinations for years before 2013. Unrecognized tax benefits related to federal, state and local tax positions may decrease by $6 by February 2, 2019, due to the completion of examinations and the expiration of various statutes of limitations.

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

Fiscal year	2017	2016	2015
Net earnings	$437	$354	$600

Basic shares	166.8	173.2	186.3
Dilutive effect of common stock equivalents	2.1	2.4	3.8
Diluted shares	168.9	175.6	190.1

Earnings per basic share	$2.62	$2.05	$3.22
Earnings per diluted share	$2.59	$2.02	$3.15

Anti-dilutive common stock equivalents	10.5	8.0	2.3
Net earnings in 2016 included the Trunk Club goodwill impairment charge of $197, which had an impact of $1.14 per basic share and $1.12 per diluted share.
NOTE 15: SEGMENT REPORTING
Segments
We have two reportable segments, which include Retail and Credit.
Our Retail segment includes our Full-price operating segment, which is comprised of our Nordstrom U.S. full-line stores and Nordstrom.com. Both of these divisions earn revenue by offering customers a wide range of apparel, shoes, cosmetics and accessories for women, men, young adults and children. Through our multi-channel initiatives, we have integrated the operations, merchandising and technology of our Nordstrom full-line and online stores, consistent with our customers’ expectations of a seamless shopping experience regardless of channel. Internal reporting to our principal executive officer, who is also our chief operating decision maker, is consistent with these multi-channel initiatives. Our Nordstrom Rack, Nordstromrack.com/HauteLook, Nordstrom Canada, Trunk Club and Jeffrey operating segments have similar economic and qualitative characteristics, including nature of products, method of distribution and type of customer, or the segment results are not significant to the operating results of Full-price. Therefore, the results of these operating segments have been aggregated with our Full-price operating segment into the Retail reportable segment.
Through our Credit segment, our customers can access a variety of payment products and services, including a selection of Nordstrom-branded Visa® credit cards in the U.S. and Canada, as well as a Nordstrom-branded private label credit card and a debit card for Nordstrom purchases. When customers use a Nordstrom-branded credit or debit card, they also participate in our loyalty program that provides benefits based on their level of spending. Although the primary purposes of our Credit segment are to foster greater customer loyalty and drive more sales, we also receive credit card revenue through our program agreement with TD (see Note 2: Credit Card Receivable Transaction).
Amounts in the Corporate/Other column include unallocated corporate expenses and assets (including unallocated assets in corporate headquarters, consisting primarily of cash, land, buildings and equipment and deferred tax assets), sales return reserves, inter-segment eliminations and other adjustments to segment results necessary for the presentation of consolidated financial results in accordance with generally accepted accounting principles.
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

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments. As a result of the evolution of our operations, our reportable segments have become progressively more integrated such that we will change our reportable segments to one reportable segment to align with how management will view the results of our operations in the first quarter of 2018.
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
The following table sets forth information for our reportable segments:

	Retail	Corporate/Other	Retail Business	Credit	Total
Fiscal year 2017
Net sales	$15,408	($271)	$15,137	$—	$15,137
Credit card revenues, net	—	—	—	341	341
Earnings (loss) before interest and income taxes	1,206	(454)	752	174	926
Interest expense, net	—	(136)	(136)	—	(136)
Earnings (loss) before income taxes	1,206	(590)	616	174	790
Capital expenditures	516	214	730	1	731
Depreciation and amortization	445	213	658	8	666
Assets	5,237	2,638	7,875	240	8,115

Fiscal year 2016
Net sales	$14,768	($270)	$14,498	$—	$14,498
Credit card revenues, net	—	—	—	259	259
Earnings (loss) before interest and income taxes	1,006	(298)	708	97	805
Interest expense, net	—	(121)	(121)	—	(121)
Earnings (loss) before income taxes	1,006	(419)	587	97	684
Capital expenditures	593	249	842	4	846
Depreciation and amortization	456	182	638	7	645
Assets	5,291	2,088	7,379	479	7,858

Fiscal year 2015
Net sales	$14,376	($281)	$14,095	$—	$14,095
Credit card revenues, net	—	—	—	342	342
Earnings (loss) before interest and income taxes	1,220	(302)	918	183	1,101
Interest expense, net	—	(112)	(112)	(13)	(125)
Earnings (loss) before income taxes	1,220	(414)	806	170	976
Capital expenditures	837	241	1,078	4	1,082
Depreciation and amortization	428	143	571	5	576
Assets	5,460	1,720	7,180	518	7,698

Nordstrom, Inc. and subsidiaries 61

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

The following table summarizes net sales within our reportable segments:

Fiscal year	2017	2016	2015
Nordstrom full-line stores - U.S.[1]	$6,951	$7,186	$7,633
Nordstrom.com	2,887	2,519	2,300
Full-price	9,838	9,705	9,933

Nordstrom Rack	4,059	3,809	3,533
Nordstromrack.com/HauteLook	897	700	532
Off-price	4,956	4,509	4,065

Other retail[2]	614	554	378
Retail segment	15,408	14,768	14,376
Corporate/Other	(271)	(270)	(281)
Total net sales	$15,137	$14,498	$14,095
1 Nordstrom full-line stores - U.S. includes Nordstrom Local.
2 Other retail includes Nordstrom Canada full-line stores, Trunk Club and Jeffrey boutiques.
The following table summarizes the percent of net sales by merchandise category:

Fiscal year	2017	2016	2015
Women’s Apparel	32%	32%	31%
Shoes	23%	23%	23%
Men’s Apparel	16%	17%	17%
Women’s Accessories	11%	11%	12%
Beauty	11%	11%	11%
Kids’ Apparel	4%	3%	3%
Other	3%	3%	3%
Total net sales	100%	100%	100%

Nordstrom, Inc.
Notes to Consolidated Financial Statements
Dollar and share amounts in millions except per share, per option and per unit amounts

NOTE 16: SELECTED QUARTERLY DATA1 (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Fiscal year 2017
Net sales	$3,279	$3,717	$3,541	$4,600	$15,137
Comparable sales (decrease) increase[2]	(0.8%)	1.7%	(0.9%)	2.6%	0.8%
Credit card revenues, net	75	76	88	102	341
Gross profit	1,124	1,266	1,226	1,631	5,247
Selling, general and administrative expenses	(1,048)	(1,125)	(1,106)	(1,383)	(4,662)
Earnings before interest and income taxes	151	217	208	350	926
Net earnings	63	110	114	151	437
Earnings per basic share	$0.38	$0.66	$0.68	$0.90	$2.62
Earnings per diluted share	$0.37	$0.65	$0.67	$0.89	$2.59

Fiscal year 2016
Net sales	$3,192	$3,592	$3,472	$4,243	$14,498
Comparable sales (decrease) increase[3]	(1.7%)	(1.2%)	2.4%	(0.9%)	(0.4%)
Credit card revenues, net	57	59	70	73	259
Gross profit	1,092	1,233	1,211	1,523	5,058
Selling, general and administrative expenses	(1,043)	(1,071)	(1,029)	(1,172)	(4,315)
Goodwill impairment	—	—	(197)	—	(197)
Earnings before interest and income taxes	106	221	55	424	805
Net earnings (loss)	46	117	(10)	201	354
Earnings (Loss) per basic share[4]	$0.27	$0.67	($0.06)	$1.17	$2.05
Earnings (Loss) per diluted share[4,5]	$0.26	$0.67	($0.06)	$1.15	$2.02
1 Quarterly totals may not foot across due to rounding.
2 The 53rd week is not included in comparable sales calculations (see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information about the 53rd week).
3 One week of the Anniversary Sale, historically our largest event of the year, shifted into the third quarter. Combined second and third quarter comparable sales, which removes the impact of the event shift, increased 0.4% compared with the same period last year.
4 Loss per basic and diluted share included the impact of the Trunk Club goodwill impairment charge of $1.14 and $1.12 per share in the third quarter of 2016.
5 Due to the anti-dilutive effect resulting from the reported net loss in the third quarter of 2016, the impact of potentially dilutive securities on the weighted-average shares outstanding has been omitted from the quarterly calculation of loss per diluted share. The impact of these potentially dilutive securities has been included in the calculation of weighted-average shares for all other periods in 2016.

Nordstrom, Inc. and subsidiaries 63

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
Blake Nordstrom, Pete Nordstrom and Erik Nordstrom serve as co-presidents of Nordstrom, Inc. (“Company”). Blake Nordstrom continues to serve as the Company’s principal executive officer for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s Chief Financial Officer is the Company’s principal financial officer for purposes of the Exchange Act.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 3, 2018.
Deloitte & Touche LLP, an independent registered public accounting firm, was retained to audit Nordstrom’s Consolidated Financial Statements and the effectiveness of the Company’s internal control over financial reporting. They have issued an attestation report on the Company’s internal control over financial reporting as of February 3, 2018, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Nordstrom, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Nordstrom, Inc. and subsidiaries (the “Company”) as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 3, 2018, of the Company and our report dated March 19, 2018 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Seattle, Washington
March 19, 2018

Nordstrom, Inc. and subsidiaries 65

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required under this item is included in the following sections of our Proxy Statement for our 2018 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Corporate Governance
Director Nominating Process
Section 16(a) Beneficial Ownership Reporting Compliance
Requirements and Deadlines for Submission of Proxy Proposals, Nomination of Directors and other Business of Shareholders
The certifications of our Co-President and Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Annual Report on Form 10-K and were included as exhibits to each of our quarterly reports on Form 10-Q. Our Co-President certified to the New York Stock Exchange (“NYSE”) on May 30, 2017 pursuant to Section 303A.12(a) of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.
Item 11. Executive Compensation.
The information required under this item is included in the following sections of our Proxy Statement for our 2018 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Compensation of Executive Officers
Director Compensation
Compensation Committee Interlocks and Insider Participation
Compensation Committee Report
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information required under this item is included in the following sections of our Proxy Statement for our 2018 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Security Ownership of Certain Beneficial Owners and Management
Equity Compensation Plans
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required under this item is included in the following sections of our Proxy Statement for our 2018 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Corporate Governance
Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services.
The information required under this item is included in the following section of our Proxy Statement for our 2018 Annual Meeting of Shareholders, the section of which is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Ratification of the Appointment of Independent Registered Public Accounting Firm

PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following information required under this item is filed as part of this report:
(a)1. FINANCIAL STATEMENTS
(a)3. EXHIBITS
Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 68 through 73 hereof.
All other schedules and exhibits are omitted because they are not applicable, not required or because the information required has been given as part of this report.

Nordstrom, Inc. and subsidiaries 67

Nordstrom, Inc. and Subsidiaries
Exhibit Index

	Exhibit	Method of Filing
1.1
Underwriting Agreement, dated March 6, 2017, by and between the Company and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC and U.S. Bancorp Investments, Inc., as representatives of the several underwriters named therein
Incorporated by reference from the Registrant’s Form 8-K filed on March 10, 2017, Exhibit 1.1

3.1	Articles of Incorporation as amended and restated on May 25, 2005	Incorporated by reference from the Registrant’s Form 8-K filed on May 31, 2005, Exhibit 3.1

3.2	Bylaws, as amended and restated as of June 7, 2017	Incorporated by reference from the Registrant’s Form 8-K filed on June 8, 2017, Exhibit 3.1

4.1	Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated March 11, 1998	Incorporated by reference from Registration No. 333-47035, Exhibit 4.1

4.2	Amended and Restated Master Indenture, dated as of May 1, 2007, by and between Nordstrom Credit Card Master Note Trust II and Wells Fargo Bank, National Association, as indenture trustee	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 4.1

4.3	Series 2011-1 Indenture Supplement, dated as of November 22, 2011, by and between Nordstrom Credit Card Master Note Trust II and Wells Fargo Bank, National Association, as indenture trustee	Incorporated by reference from the Registrant’s Form 8-K filed on November 28, 2011, Exhibit 4.2

4.4	Indenture dated December 3, 2007, between the Company and Wells Fargo Bank, National Association	Incorporated by reference from the Registrant’s Form S-4/A filed on April 29, 2014, Exhibit 4.1

4.5
Note Purchase Agreement, dated as of November 16, 2011, by and between Nordstrom Credit Card Receivables II LLC, Nordstrom fsb, Nordstrom Credit, Inc., RBS Securities Inc. and J.P. Morgan Securities LLC
Incorporated by reference from the Registrant’s Form 8-K filed on November 28, 2011, Exhibit 4.1

4.6	Form of 6.25% Note due January 2018	Incorporated by reference from the Registrant’s Form 8-K filed on December 3, 2007, Exhibit 4.1

4.7	Form of 4.75% Note due May 1, 2020	Incorporated by reference from the Registrant’s Form 8-K filed on April 23, 2010, Exhibit 4.1

4.8	Form of 4.00% Note due 2021	Incorporated by reference from the Registrant’s Form 8-K filed on October 11, 2011, Exhibit 4.1

4.9	Form of 5.00% Global Note due 2044	Incorporated by reference from the Registrant’s Form S-4 filed on March 28, 2014, Exhibit 4.2

4.10	Form of 5.00% Rule 144A Global Note due 2044	Incorporated by reference from the Registrant’s Form S-4 filed on March 28, 2014, Exhibit 4.3

4.11	Form of 5.00% Regulation S Global Note due 2044	Incorporated by reference from the Registrant’s Form S-4 filed on March 28, 2014, Exhibit 4.4

4.12	Form of 4.00% Note due 2027	Incorporated by reference from the Registrant’s Form 8-K filed on March 9, 2017, Exhibit 4.1

4.13	Form of 5.00% Note due 2044	Incorporated by reference from the Registrant’s Form 8-K filed on March 9, 2017, Exhibit 4.2

4.14	Registration Rights Agreement, dated as of December 12, 2013	Incorporated by reference from the Registrant’s Form S-4 filed on March 28, 2014, Exhibit 4.5

4.15*	Trunk Club Newco, Inc. 2010 Equity Incentive Plan	Incorporated by reference from the Registrant’s Form S-8 filed on August 27, 2014, Exhibit 4.1

10.1*	Nordstrom 401(k) Plan & Profit Sharing, amended and restated on June 12, 2014	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2015, Exhibit 10.2
*This exhibit is a management contract, compensatory plan or arrangement

	Exhibit	Method of Filing
10.2*	Amendment 2014-4 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2014, Exhibit 10.6

10.3*	Amendment 2014-5 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2014, Exhibit 10.2

10.4*	Amendment 2014-6 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2014, Exhibit 10.3

10.5*	Amended and Restated Nordstrom, Inc. Executive Management Bonus Plan	Incorporated by reference from the Registrant’s Form DEF 14A filed on March 30, 2012

10.6*	Amended and Restated Nordstrom, Inc. Executive Management Bonus Plan	Incorporated by reference from the Registrant’s Form DEF 14A filed on April 8, 2016

10.7*	Nordstrom Executive Deferred Compensation Plan (2017 Restatement)	Filed herewith electronically

10.8*	Nordstrom, Inc. Employee Stock Purchase Plan (2011 Restatement)	Incorporated by reference to Appendix A to the Registrant’s Form DEF 14A filed on March 31, 2011

10.9*	Amendment 2016-1 to the Nordstrom, Inc. Employee Stock Purchase Plan (2011 Restatement)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016, Exhibit 10.1

10.10*	Form of Notice of 2005 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 2004 Equity Incentive Plan	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2005, Exhibit 10.1

10.11*	Form of Notice of 2006 Stock Option Grant and Stock Option Agreement under the Nordstrom, Inc. 2004 Equity Incentive Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.45

10.12*	2007 Stock Option Notice Award Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on February 26, 2007, Exhibit 10.1

10.13*	2008 Stock Option Notice Award Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on February 22, 2008, Exhibit 10.1

10.14*	2009 Nonqualified Stock Option Grant Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.2

10.15*	2010 Stock Option Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2009, Exhibit 10.1

10.16*	Form of 2011 Stock Option Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2010, Exhibit 10.1

10.17*	Form of 2012 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 18, 2011, Exhibit 10.1

10.18*	Form of 2013 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 14, 2012, Exhibit 10.1

10.19*	Form of 2014 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2014, Exhibit 10.1

10.20*	Form of the 2015 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on February 19, 2015, Exhibit 10.1

10.21*	Form of the 2016 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2016, Exhibit 10.1

10.22*	Form of 2016 Nonqualified Stock Option Grant Agreement, Supplemental Award	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016, Exhibit 10.2
*This exhibit is a management contract, compensatory plan or arrangement

Nordstrom, Inc. and subsidiaries 69

	Exhibit	Method of Filing
10.23*	Form of the 2017 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on February 23, 2017, Exhibit 10.1

10.24*	2004 Equity Incentive Plan	Incorporated by reference from the Registrant’s definitive proxy statement filed with the Commission on April 15, 2004

10.25*	Nordstrom, Inc. 2004 Equity Incentive Plan (2007 Amendment)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.44

10.26*	Nordstrom, Inc. 2004 Equity Incentive Plan (2008 Amendment)	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.1

10.27*	Nordstrom, Inc. 2010 Equity Incentive Plan	Incorporated by reference to Appendix A to the Registrant’s Form DEF 14A filed on April 8, 2010

10.28*	Nordstrom, Inc. 2010 Equity Incentive Plan as amended February 27, 2013	Incorporated by reference to Appendix A to the Registrant’s Form DEF 14A filed on April 1, 2013

10.29*	Nordstrom, Inc. 2010 Equity Incentive Plan as amended and restated February 26, 2014	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2014, Exhibit 10.4

10.30*	Nordstrom, Inc. 2010 Equity Incentive Plan as amended and restated February 16, 2017	Incorporated by reference to Appendix A to the Registrant’s Form DEF 14A filed on April 5, 2017

10.31*	Nordstrom, Inc. Leadership Separation Plan (Effective March 1, 2005)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005, Exhibit 10.43

10.32*	Amendment 2006-1 to the Nordstrom, Inc. Leadership Separation Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.56

10.33*	Amendment 2008-1, Nordstrom, Inc. Leadership Separation Plan	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.3

10.34*	Amendment 2011-1 to the Nordstrom Leadership Separation Plan	Incorporated by reference from the Registrant’s Form 8-K filed on August 25, 2011, Exhibit 10.1

10.35*	Amendment 2013-1 to the Nordstrom Leadership Separation Plan	Incorporated by reference from the Registrant’s Form 8-K filed on March 5, 2013, Exhibit 10.1

10.36*	Amendment 2016-1 to Nordstrom Leadership Separation Plan	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2016, Exhibit 10.4

10.37*	Form of 2011 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2010, Exhibit 10.2

10.38*	Form of 2012 Performance Share Unit Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 18, 2011, Exhibit 10.2

10.39*	Form of 2013 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 14, 2012, Exhibit 10.2

10.40*	Form of 2014 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2014, Exhibit 10.3

10.41*	Form of the 2015 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on February 19, 2015, Exhibit 10.3

10.42*	Form of the 2016 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2016, Exhibit 10.3

10.43*	Form of the 2017 Performance Share Unit Notice and Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on February 23, 2017, Exhibit 10.3

10.44*	Nordstrom Supplemental Executive Retirement Plan (2008 Restatement)	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.4
*This exhibit is a management contract, compensatory plan or arrangement

	Exhibit	Method of Filing
10.45*	Amendment 2009-1 to the Nordstrom Supplemental Executive Retirement Plan	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.4

10.46*	Amendment 2014-1 to the Nordstrom Supplemental Executive Retirement Plan	Incorporated by reference from the Registrant’s Form 8-K filed on August 25, 2014, Exhibit 10.1

10.47*	Amendment 2014-2 to the Nordstrom Supplemental Executive Retirement Plan	Incorporated by reference from the Registrant’s Form 8-K filed on August 25, 2014, Exhibit 10.2

10.48	Nordstrom Directors Deferred Compensation Plan (2017 Restatement)	Filed herewith electronically

10.49	2009 Form of Independent Director Indemnification Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.1

10.50	2010 Form of Independent Director Indemnification Agreement	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2011, Exhibit 10.78

10.51	The 2002 Nonemployee Director Stock Incentive Plan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002, Exhibit 10.1

10.52	Nordstrom, Inc. 2002 Nonemployee Director Stock Incentive Plan (2007 Amendment)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.39

10.53	Form of Restricted Stock Award under the 2002 Nonemployee Director Stock Incentive Plan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2007, Exhibit 10.1

10.54	Form of 2012 Restricted Stock Unit Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 18, 2011, Exhibit 10.3

10.55	Form of 2013 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 14, 2012, Exhibit 10.3

10.56	Form of 2014 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2014, Exhibit 10.2

10.57	Form of the 2015 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on February 19, 2015, Exhibit 10.2

10.58	Form of the 2016 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2016, Exhibit 10.2

10.59	Form of 2016 Restricted Stock Unit Award Agreement, Supplemental Award	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016, Exhibit 10.3

10.60	Form of the 2017 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on February 23, 2017, Exhibit 10.2

10.61	Form of 2017 Restricted Stock Unit Award Agreement, Supplemental Award	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 28, 2017, Exhibit 10.67

10.62	Commitment of Nordstrom, Inc. to Nordstrom fsb dated June 17, 2004	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, Exhibit 10.4

10.63	Nordstrom fsb Segregated Earmarked Deposit Agreement and Security Agreement by and between Nordstrom fsb and Nordstrom, Inc. dated July 1, 2004	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, Exhibit 10.5
*This exhibit is a management contract, compensatory plan or arrangement

Nordstrom, Inc. and subsidiaries 71

	Exhibit	Method of Filing
10.64
Revolving Credit Agreement dated April 1, 2015, between Registrant and each of the initial lenders named therein as lenders; Bank of America, N.A. as administrative agent; Wells Fargo Bank, National Association and U.S. Bank, National Association as co-syndication agents; and Fifth Third Bank as managing agent.
Incorporated by reference from the Registrant’s Form 8-K filed on April 6, 2015, Exhibit 10.1

10.65	First Amendment to Revolving Credit Agreement dated March 31, 2016, between Registrant, Bank of America, N.A. as Agent and the Lenders party thereto	Incorporated by reference from the Registrant’s Form 8-K filed on April 6, 2016, Exhibit 10.1

10.66	Performance Undertaking dated December 4, 2001 between Registrant and Bank One, N.A.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2002, Exhibit 10.38

10.67	Servicing Agreement, dated as of May 1, 2007, by and between Nordstrom fsb, and Nordstrom Credit, Inc.	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.2

10.68
Amended and Restated Transfer and Servicing Agreement, dated as of May 1, 2007, by and between Nordstrom Credit Card Receivables II LLC, as transferor, Nordstrom fsb, as servicer, Wells Fargo Bank, National Association, as indenture trustee, and Nordstrom Credit Card Master Note Trust II, as issuer
Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.4

10.69	Second Amended and Restated Trust Agreement, dated as of May 1, 2007, by and between Nordstrom Credit Card Receivables II LLC, as transferor, and Wilmington Trust Company, as owner trustee	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.5

10.70	Amended and Restated Administration Agreement, dated as of May 1, 2007, by and between Nordstrom Credit Card Master Note Trust II, as issuer, and Nordstrom fsb, as administrator	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.6

10.71	Amended and Restated Receivables Purchase Agreement, dated as of May 1, 2007, by and between Nordstrom Credit, Inc., as seller and Nordstrom Credit Card Receivables II LLC, as purchaser	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.3

10.72	Participation Agreement, dated as of May 1, 2007, by and between Nordstrom fsb, as seller and Nordstrom Credit, Inc., as purchaser	Incorporated by reference from the Registrant’s Form 8-K filed on May 8, 2007, Exhibit 99.1

10.73	Confirmation of transaction between The Royal Bank of Scotland plc and Nordstrom Inc., dated as of December 22, 2009	Incorporated by reference from the Registrant’s Form 8-K filed on December 23, 2009, Exhibit 10.1

10.74	Confirmation of transaction between Wachovia Bank N.A. and Nordstrom Inc., dated as of December 22, 2009	Incorporated by reference from the Registrant’s Form 8-K filed on December 23, 2009, Exhibit 10.2

10.75	Press release dated February 27, 2013 announcing that its Board of Directors authorized an $800 million share repurchase program	Incorporated by reference from the Registrant’s Form 8-K filed on February 28, 2013, Exhibit 99.1

10.76	Press release dated September 4, 2014 announcing that its Board of Directors authorized a $1,000 million share repurchase program	Incorporated by reference from the Registrant’s Form 8-K filed on September 4, 2014, Exhibit 99.1

10.77	Press release dated October 1, 2015 announcing that its Board of Directors authorized a $1,000 million share repurchase program	Incorporated by reference from the Registrant’s Form 8-K filed on October 2, 2015, Exhibit 99.1

10.78	Press release dated February 17, 2017 announcing that its Board of Directors authorized a $500 million share repurchase program and approved a quarterly dividend	Incorporated by reference from the Registrant’s Form 8-K filed on February 21, 2017, Exhibit 99.2

	Exhibit	Method of Filing
10.79	Press release dated December 3, 2013 announcing the pricing of a private offering of 2044 Notes	Incorporated by reference from the Registrant’s Form 8-K filed on December 4, 2013, Exhibit 99.1

10.80	Press release dated December 3, 2013 announcing the commencement of a private exchange offering	Incorporated by reference from the Registrant’s Form 8-K filed on December 4, 2013, Exhibit 99.2

10.81	Press release dated December 12, 2013 announcing the closing of the private offering of 2044 Notes	Incorporated by reference from the Registrant’s Form 8-K filed on December 12, 2013, Exhibit 99.1

10.82	Press release dated December 17, 2013 relating to the expiration of the early participation period	Incorporated by reference from the Registrant’s Form 8-K filed on December 17, 2013, Exhibit 99.1

10.83	Press release dated January 2, 2014 relating to the closing of the private exchange offer	Incorporated by reference from the Registrant’s Form 8-K filed on January 2, 2014, Exhibit 99.1

10.84	Purchase and Sale Agreement by and among Nordstrom, Inc., Nordstrom Credit, Inc., Nordstrom FSB and TD Bank USA, N.A. dated May 25, 2015	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015, Exhibit 10.1

10.85	Credit Card Program Agreement by and among Nordstrom, Inc., Nordstrom FSB and TD Bank USA, N.A. dated May 25, 2015	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015, Exhibit 10.1

10.86	Letter agreement, dated June 7, 2017	Incorporated by reference from the Registrant’s Form 8-K filed on June 8, 2017, Exhibit 99.2, and the Registrant’s SC 13D filed on June 8, 2017, Exhibit 3

21.1	Significant subsidiaries of the Registrant	Filed herewith electronically

23.1	Consent of Independent Registered Public Accounting Firm	Filed as page 75 of this report

31.1	Certification of Co-President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of Co-President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Filed herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

Nordstrom, Inc. and subsidiaries 73

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/	Anne L. Bramman
Anne L. Bramman
Chief Financial Officer
(Principal Financial Officer)
Date: March 19, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Financial Officer:		Principal Executive Officer:

/s/	Anne L. Bramman	/s/	Blake W. Nordstrom
	Anne L. Bramman		Blake W. Nordstrom
	Chief Financial Officer		Co-President

Principal Accounting Officer:

/s/	Kelley K. Hall
Kelley K. Hall
Senior Vice President, Chief Accounting Officer and Treasurer

Directors:

/s/	Shellye L. Archambeau	/s/	Stacy Brown-Philpot
	Shellye L. Archambeau		Stacy Brown-Philpot
	Director		Director

/s/	Tanya L. Domier	/s/	Blake W. Nordstrom
	Tanya L. Domier		Blake W. Nordstrom
	Director		Director

/s/	Erik B. Nordstrom	/s/	Peter E. Nordstrom
	Erik B. Nordstrom		Peter E. Nordstrom
	Director		Director

/s/	Philip G. Satre	/s/	Brad D. Smith
	Philip G. Satre		Brad D. Smith
	Chairman of the Board of Directors		Director

/s/	Gordon A. Smith	/s/	Bradley D. Tilden
	Gordon A. Smith		Bradley D. Tilden
	Director		Director

/s/	B. Kevin Turner	/s/	Robert D. Walter
	B. Kevin Turner		Robert D. Walter
	Director		Director

Date:	March 19, 2018

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Nos. 333-211825, 333-207396, 333-198413, 333-189301, 333-174336, 333-173020, 333-166961, 333-161803, 333-146049, 333-118756, 333-101110, 333-40066, 333-40064, 333-79791, 333-63403 on Form S-8 of our reports dated March 19, 2018, relating to the financial statements of Nordstrom Inc. and subsidiaries, and the effectiveness of Nordstrom, Inc. and subsidiaries’ internal control over financial reporting, appearing in the Annual Report on Form 10-K of Nordstrom, Inc. for the year ended February 3, 2018.

/s/ Deloitte & Touche LLP
Seattle, Washington
March 19, 2018

Nordstrom, Inc. and subsidiaries 75