Form 10-Q
period 2018-05-05
NORDSTROM INC
filed 2018-06-07
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2018
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
YES ☐ NO ☑
Common stock outstanding as of May 30, 2018: 167,388,443 shares

1 of 27

NORDSTROM, INC.

2 of 27

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended
	May 5, 2018	April 29, 2017
Net sales	$3,469	$3,279
Credit card revenues, net	92	75
Total revenues	3,561	3,354
Cost of sales and related buying and occupancy costs	(2,288)	(2,155)
Selling, general and administrative expenses	(1,120)	(1,048)
Earnings before interest and income taxes	153	151
Interest expense, net	(28)	(48)
Earnings before income taxes	125	103
Income tax expense	(38)	(40)
Net earnings	$87	$63

Earnings per share:
Basic	$0.52	$0.38
Diluted	$0.51	$0.37

Weighted-average shares outstanding:
Basic	167.8	167.3
Diluted	170.2	169.1
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended
	May 5, 2018	April 29, 2017
Net earnings	$87	$63
Foreign currency translation adjustment	(11)	(12)
Post retirement plan adjustments, net of tax	1	1
Cumulative effect of adopting accounting standard	(5)	—
Comprehensive net earnings	$72	$52
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 27

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	May 5, 2018	February 3, 2018	April 29, 2017
Assets
Current assets:
Cash and cash equivalents	$966	$1,181	$653
Accounts receivable, net	186	145	209
Merchandise inventories	2,120	2,027	2,160
Prepaid expenses and other	291	150	147
Total current assets	3,563	3,503	3,169

Land, property and equipment (net of accumulated depreciation of $6,227, $6,105 and $5,742)	3,887	3,939	3,872
Goodwill	249	238	238
Other assets	317	435	492
Total assets	$8,016	$8,115	$7,771

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,575	$1,409	$1,590
Accrued salaries, wages and related benefits	317	578	319
Other current liabilities	1,307	1,246	1,225
Current portion of long-term debt	56	56	11
Total current liabilities	3,255	3,289	3,145

Long-term debt, net	2,680	2,681	2,731
Deferred property incentives, net	495	495	530
Other liabilities	516	673	688

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 167.8, 167.0 and 166.0 shares issued and outstanding	2,852	2,816	2,730
Accumulated deficit	(1,738)	(1,810)	(1,999)
Accumulated other comprehensive loss	(44)	(29)	(54)
Total shareholders’ equity	1,070	977	677
Total liabilities and shareholders’ equity	$8,016	$8,115	$7,771
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 27

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

				Accumulated
				Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Loss	Total
Balance at February 3, 2018	167.0	$2,816	($1,810)	($29)	$977
Cumulative effect of adopting accounting standards	—	—	60	(5)	55
Net earnings	—	—	87	—	87
Other comprehensive loss	—	—	—	(10)	(10)
Dividends ($0.37 per share)	—	—	(62)	—	(62)
Issuance of common stock under stock compensation plans	0.6	24	—	—	24
Stock-based compensation	0.5	12	—	—	12
Repurchase of common stock	(0.3)	—	(13)	—	(13)
Balance at May 5, 2018	167.8	$2,852	($1,738)	($44)	$1,070

				Accumulated
				Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Loss	Total
Balance at January 28, 2017	170.0	$2,707	($1,794)	($43)	$870
Net earnings	—	—	63	—	63
Other comprehensive loss	—	—	—	(11)	(11)
Dividends ($0.37 per share)	—	—	(62)	—	(62)
Issuance of common stock under stock compensation plans	0.3	11	—	—	11
Stock-based compensation	0.3	12	—	—	12
Repurchase of common stock	(4.6)	—	(206)	—	(206)
Balance at April 29, 2017	166.0	$2,730	($1,999)	($54)	$677
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 27

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Quarter Ended
	May 5, 2018	April 29, 2017
Operating Activities
Net earnings	$87	$63
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization expenses	169	161
Amortization of deferred property incentives and other, net	(18)	(26)
Deferred income taxes, net	6	(21)
Stock-based compensation expense	23	16
Change in operating assets and liabilities:
Accounts receivable	(42)	(10)
Merchandise inventories	(201)	(266)
Prepaid expenses and other assets	(2)	(11)
Accounts payable	212	272
Accrued salaries, wages and related benefits	(259)	(136)
Other current liabilities	(24)	9
Deferred property incentives	24	32
Other liabilities	(3)	6
Net cash (used in) provided by operating activities	(28)	89

Investing Activities
Capital expenditures	(129)	(153)
Other, net	(20)	9
Net cash used in investing activities	(149)	(144)

Financing Activities
Proceeds from long-term borrowings, net of discounts	—	635
Principal payments on long-term borrowings	(3)	(653)
Increase (decrease) in cash book overdrafts	27	(21)
Cash dividends paid	(62)	(62)
Payments for repurchase of common stock	(13)	(211)
Proceeds from issuances under stock compensation plans	24	11
Tax withholding on share-based awards	(11)	(5)
Other, net	—	7
Net cash used in financing activities	(38)	(299)

Net decrease in cash and cash equivalents	(215)	(354)
Cash and cash equivalents at beginning of period	1,181	1,007
Cash and cash equivalents at end of period	$966	$653

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes, net	$8	$4
Interest, net of capitalized interest	35	50
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

6 of 27

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 1: BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the balances of Nordstrom, Inc. and its subsidiaries (the “Company”). All intercompany transactions and balances are eliminated in consolidation. The interim Condensed Consolidated Financial Statements have been prepared on a basis consistent in all material respects with the accounting policies described and applied in our 2017 Annual Report on Form 10-K (“Annual Report”), except as described in Note 2: Revenue, and reflect all adjustments of a normal recurring nature that are, in management’s opinion, necessary for the fair presentation of the results of operations, financial position and cash flows for the periods presented.
The Condensed Consolidated Financial Statements as of and for the periods ended May 5, 2018 and April 29, 2017 are unaudited. The Condensed Consolidated Balance Sheet as of February 3, 2018 has been derived from the audited Consolidated Financial Statements included in our 2017 Annual Report. The interim Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and related footnote disclosures contained in our 2017 Annual Report.
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
Our business, like that of other retailers, is subject to seasonal fluctuations. Our sales are typically higher during our Anniversary Sale in July and the holidays in the fourth quarter. Our Anniversary Sale will shift to the second quarter in 2018 compared with the second and third quarters in 2017. Results for any one quarter are not indicative of the results that may be achieved for a full fiscal year.
Goodwill
We continue to make investments in evolving the customer experience, with a strong emphasis on integrating technology across our business. To support these efforts, we have acquired two retail technology companies. During the first quarter of 2018, we recorded $11 of goodwill as a result of these acquisitions.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases. This ASU increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as right-of-use assets and lease liabilities. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification dictates whether lease expense is to be recognized based on an effective interest method or on a straight-line basis over the term of the lease. Additional qualitative and quantitative disclosures will be required to give financial statement users information on the amount, timing and judgments related to a reporting entity’s cash flows arising from leases. This ASU is effective for us beginning in the first quarter of fiscal 2019. The standard requires recognizing and measuring leases using a modified retrospective approach. However, the FASB recently proposed an optional transition alternative, currently subject to approval, which would allow for application of the guidance at the beginning of the period in which it is adopted, rather than at the beginning of the earliest comparative period presented. We continue to monitor and evaluate the impact this guidance would have on our adoption methodology and anticipate that this standard will have a material impact on our Consolidated Financial Statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. Under this new guidance, if the carrying amount of a reporting unit exceeds its estimated fair value, an impairment charge shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. This guidance is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact this guidance would have on our Consolidated Financial Statements.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This new guidance allows a reclassification from accumulated other comprehensive loss to accumulated deficit for certain tax effects resulting from the 2017 Tax Cuts and Job Act (“Tax Act”), which could not be recorded under prior guidance. We elected to early adopt this standard and reclassified $5 of tax impacts resulting from the change in the federal corporate tax rate, decreasing the beginning accumulated deficit for the quarter ended May 5, 2018.

7 of 27

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 2: REVENUE
During the first quarter of fiscal 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers, and all related amendments (“Revenue Guidance”), using the modified retrospective adoption method. Results for reporting periods beginning in the first quarter of 2018 are presented under the new Revenue Guidance while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605 — Revenue Recognition. Upon adoption, we recorded a net cumulative effect adjustment to decrease beginning accumulated deficit of $55. The impact of adopting the new Revenue Guidance was not material to our Condensed Consolidated Statement of Earnings for the quarter ended May 5, 2018. The impact of adoption on our Condensed Consolidated Balance Sheet for the period ended May 5, 2018 was as follows:

	May 5, 2018
	As Reported	Revenue Guidance Adjustment	Excluding Impact of Revenue Guidance
Assets
Merchandise inventories	$2,120	$52	$2,172
Prepaid expenses and other	291	(153)	138
Other assets	317	94	411

Liabilities and Shareholders’ Equity
Other current liabilities	1,307	(101)	1,206
Other liabilities	516	159	675
Accumulated deficit	(1,738)	(65)	(1,803)
Revenue Recognition
NET SALES
We recognize sales revenue net of estimated returns and excluding sales taxes. Revenue from sales to customers shipped from our fulfillment centers, stores and directly from our vendors (“shipped revenues”), which includes shipping revenue when applicable, is recognized at shipping point, the point in time where control has transferred to the customer. Shipping and handling costs incurred when shipped to the customer are expensed as a fulfillment activity and commissions from sales at our full-line stores are expensed as incurred and both are recorded in selling, general and administrative expenses. Prior to 2018, shipped revenues were recognized upon estimated receipt by the customer.
We reduce sales and cost of sales by an estimate of customer merchandise returns, which is calculated based on historical return patterns, and record a sales return reserve and an estimated returns asset. Our sales return reserve is classified in other current liabilities and our estimated returns asset, calculated based on the cost of merchandise sold, is classified in prepaid expenses and other on the Condensed Consolidated Balance Sheet. Prior to 2018, the estimated cost of merchandise returned was netted with our sales return reserve in other current liabilities.
CREDIT CARD REVENUES, NET
Credit program revenues, net include our portion of the ongoing credit card revenue, net of credit losses, pursuant to the program agreement with TD Bank N.A. (“TD”).
Upon adoption of the new Revenue Guidance, the remaining unamortized balances of the investment in contract asset and deferred revenue associated with the sale of the credit card receivables to TD in 2015 and 2017 were eliminated as part of a cumulative-effect adjustment reducing the opening balance of accumulated deficit for 2018. As a result, the asset amortization and deferred revenue recognition are no longer recorded in credit card revenues, net. Prior to 2018, investment in contract asset was classified in prepaid expenses and other and other assets, while the deferred revenue was classified in other current liabilities and other liabilities on the Condensed Consolidated Balance Sheet.

8 of 27

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

LOYALTY PROGRAM
The Nordstrom Rewards loyalty program allows customers to accumulate points based on their level of spending, regardless of how they choose to pay. Upon reaching certain point thresholds, customers receive Nordstrom Notes (“Notes”), which can be redeemed for goods or services offered at Nordstrom full-line stores, Nordstrom.com, Nordstrom Rack and Nordstromrack.com/HauteLook. Nordstrom cardholders can also earn rewards at Trunk Club. Customers who participate in our loyalty program through our credit and debit cards receive additional benefits, including Notes or reimbursements for alterations, Personal Triple Points days, shopping and fashion events and early access to the Anniversary Sale.
As our customers earn points and Notes in the loyalty program, a portion of underlying sales revenue is deferred until the Notes are ultimately redeemed and revenue recognized. The related deferred revenue is estimated based on the stand-alone selling price, including loyalty points and alterations and included in other current liabilities on the Condensed Consolidated Balance Sheet. Other benefits of the loyalty program, including shopping and fashion events, are recorded in selling, general and administrative expenses as these are not a material right of the program.
Our outstanding performance obligation for the Nordstrom Rewards loyalty program consists of unredeemed points and Notes and was $146 as of May 5, 2018. Almost all Notes are redeemed within six months of issuance. We record breakage revenue of unused points and unredeemed Notes based on expected customer redemption. We estimate, based on historical usage, that 5% of Notes will be unredeemed and recognized as revenue. Prior to 2018, we recorded the cost of Notes and points in cost of sales.
GIFT CARDS
We record deferred revenue from the sale of gift cards at the time of purchase. As gift cards are redeemed, we recognize revenue and reduce our contract liability. Though our gift cards do not have an expiration date, we include this deferred revenue in other current liabilities on the Condensed Consolidated Balance Sheet as customers can redeem gift cards at any time.
As of May 5, 2018, our outstanding performance obligation for unredeemed gift cards was $314. Almost all gift cards are redeemed within two years of issuance. We record breakage revenue on unused gift cards based on expected customer redemption. We estimate, based on historical usage, that 2% will be unredeemed and recognized as revenue. Prior to 2018, gift card breakage was recorded in selling, general and administrative expenses and was estimated based on when redemption was considered remote.
Contract Balances
Under the new Revenue Guidance, contract liabilities represent our obligation to transfer goods or services to customers and include deferred revenue for our loyalty program (including points and Notes) and gift cards. Our contract liabilities are classified as current on the Condensed Consolidated Balance Sheet. Our contract liabilities are as follows:

Contract Liabilities
Opening balance as of February 4, 2018	$498
Ending balance as of May 5, 2018	460
The amount of revenue recognized from our beginning contract liability balance was $150 in the first quarter ended 2018.

9 of 27

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

Disaggregation of Revenue
The following table summarizes our disaggregated net sales:

	Quarter Ended
	May 5, 2018[2]	April 29, 2017
Full-price[1]	$2,240	$2,156
Off-price[1]	1,229	1,152
Other[1]	—	(29)
Total net sales	$3,469	$3,279
1 We present our sales for 2018 and 2017 to align with how management views our results internally, including presenting 2018 under the new Revenue Guidance and allocating our sales return reserve to our Full-price and Off-price businesses. For 2017, Other primarily included unallocated sales return reserve, in-transit reserve and loyalty related adjustments necessary to reconcile sales by business to total net sales.
2 Total net sales in the first quarter of 2018 increased approximately 250 basis points due to the shift of a Nordstrom Rewards loyalty event into the first quarter of 2018 relative to the second quarter of 2017 and the adoption of the new Revenue Guidance. Full-price and Off-price net sales increased approximately 200 basis points and 100 basis points for the same impacts as total company, in addition to allocating sales return reserve and loyalty related adjustments to the Full-price and Off-price businesses.
Digitally enabled sales, comprised of sales from Nordstrom.com, Nordstromrack.com/HauteLook and Trunk Club, as well as digitally assisted store sales, which include Buy Online, Pickup in Store (“BOPUS”), Reserve Online, Try on in Store (Store Reserve) and Style Board, a digital selling tool, were 29% and 25% as a percent of total net sales for the first quarter of 2018 and 2017.
The following table summarizes the percent of net sales by merchandise category:

Quarter Ended May 5, 2018
Women’s Apparel	33%
Shoes	24%
Men’s Apparel	15%
Women’s Accessories	11%
Beauty	11%
Kids’ Apparel	3%
Other	3%
Total	100%
NOTE 3: SEGMENT REPORTING
We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments. In the first quarter of 2018, as a result of the evolution of our operations, our reportable segments have become progressively more integrated such that we have changed to one reportable “Retail” segment to align with how management operates, evaluates and views the results of our operations. Our principal executive officer, who is our chief operating decision maker (“CODM”), reviews results on a total company, Full-price and Off-price basis and uses earnings before interest and taxes as a measure of profitability. We completed the reporting and budgeting in the first quarter of 2018 to better align with how the CODM allocates resources and assesses business performance. As part of this evolution, we now allocate our previous Credit segment results across our other businesses while credit assets are now included in Corporate/Other.
Our Retail segment aggregates our two operating segments, Full-price and Off-price. Full-price consists of Nordstrom U.S. full-line stores, Nordstrom.com, the Canadian operation, Trunk Club, Jeffrey and Nordstrom Local. Off-price consists of Nordstrom U.S. Rack stores, Nordstromrack.com/HauteLook and Last Chance clearance stores.
Our Full-price and Off-price operating segments each earn revenue as a leading fashion retailer by offering customers an extensive selection of high-quality, brand-name and private label merchandise which includes apparel, shoes, cosmetics and accessories for women, men, young adults and children. We continue to focus on omni-channel initiatives by integrating the operations, merchandising and technology necessary to be consistent with our customers’ expectations of a seamless shopping experience regardless of channel or business. Full-price and Off-price have historically had similar economic characteristics and are expected to have similar economic characteristics and long-term financial performance in future periods. They also have other similar qualitative characteristics, including suppliers, method of distribution, type of customer and regulatory environment. Due to their similar qualitative and economic characteristics, we have aggregated our Full-price and Off-price operating segments into a single reportable segment.

10 of 27

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

The following table sets forth information for our reportable segment:

	Quarter Ended
	May 5, 2018	April 29, 2017
Retail segment earnings before interest and income taxes[1]	$216	$187
Corporate/Other loss before interest and income taxes[1]	(63)	(36)
Interest expense, net	(28)	(48)
Earnings before income taxes	$125	$103
1 Amounts related to segment change have been recast for the quarter ended April 29, 2017 to conform to current period presentation. Amounts related to adoption of the new Revenue Guidance have not been recast for any prior periods due to the modified retrospective method of adoption described in Note 2: Revenue.
NOTE 4: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt, including capital leases, is as follows:

	May 5, 2018	February 3, 2018	April 29, 2017
Secured
Mortgage payable, 7.68%, due April 2020	$16	$17	$23
Other	1	1	2
Total secured debt	17	18	25

Unsecured
Net of unamortized discount:
Senior notes, 4.75%, due May 2020	500	500	499
Senior notes, 4.00%, due October 2021	500	500	500
Senior notes, 4.00%, due March 2027	349	349	349
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 7.00%, due January 2038	146	146	146
Senior notes, 5.00%, due January 2044	892	892	890
Other[1]	32	32	33
Total unsecured debt	2,719	2,719	2,717

Total long-term debt	2,736	2,737	2,742
Less: current portion	(56)	(56)	(11)
Total due beyond one year	$2,680	$2,681	$2,731
1 Other unsecured debt includes our Puerto Rico unsecured borrowing facility partially offset by deferred bond issue costs.
During the first quarter of 2017, we issued $350 aggregate principal amount of 4.00% senior unsecured notes due March 2027 and an additional $300 aggregate principal amount of 5.00% senior unsecured notes due January 2044. With the proceeds of these new notes, we retired our $650 senior unsecured notes that were due January 2018. We incurred $18 of net interest expense related to the refinancing, which included the write-off of unamortized balances associated with the debt discount, issue costs and fair value hedge adjustment resulting from the sale of our interest rate swap agreements in 2012. It also included a one-time payment of $24 to 2018 Senior Note holders under a make-whole provision, which represents the net present value of expected coupon payments had the notes been outstanding through the original maturity date.
Credit Facilities
As of May 5, 2018, we had total short-term borrowing capacity of $800 under our senior unsecured revolving credit facility (“revolver”) that expires in April 2020. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes. We have the option to increase the revolving commitment by up to $200, to a total of $1,000, provided that we obtain written consent from the lenders.

11 of 27

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) leverage ratio of no more than four times. As of May 5, 2018, we were in compliance with this covenant.
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
As of May 5, 2018, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our revolver.
Our wholly owned subsidiary in Puerto Rico maintains a $52 unsecured borrowing facility to support our expansion into that market. The facility expires in Fall 2018 and borrowings on this facility incur interest based upon the LIBOR plus 1.275% per annum and also incur a fee based on any unused commitment. As of May 5, 2018, we had $47 outstanding on this facility, which is included in the current portion of long-term debt.
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
Financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, and accounts payable, which approximate fair value due to their short-term nature, and long-term debt.
We estimate the fair value of our long-term debt using quoted market prices of the same or similar issues and, as such, this is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	May 5, 2018	February 3, 2018	April 29, 2017
Carrying value of long-term debt	$2,736	$2,737	$2,742
Fair value of long-term debt	2,772	2,827	2,921
Non-financial Assets Measured at Fair Value on a Nonrecurring Basis
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. There were no material impairment charges for these assets for the quarters ended May 5, 2018 and April 29, 2017.
NOTE 6: COMMITMENTS AND CONTINGENCIES
Plans for our Nordstrom NYC store, which we currently expect to open in 2019, ultimately include owning a condominium interest in a mixed-use tower and leasing certain nearby properties. As of May 5, 2018, we had approximately $289 of fee interest in land, which is expected to convert to the condominium interest once the store is constructed. We have committed to make future installment payments based on the developer meeting pre-established construction and development milestones. In the event that this project is not completed, the opening may be delayed and we may be subject to future losses or capital commitments in order to complete construction or to monetize our investment in the land.
NOTE 7: SHAREHOLDERS’ EQUITY
In February 2017, our Board of Directors authorized a program to repurchase up to $500 of our outstanding common stock through August 31, 2018. During the quarter ended May 5, 2018, we repurchased 0.3 shares of our common stock for an aggregate purchase price of $13 and had $401 remaining in share repurchase capacity as of May 5, 2018. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission (“SEC”) rules.
In May 2018, subsequent to quarter end, we declared a quarterly dividend of $0.37 per share, which will be paid on June 4, 2018 to holders of record as of May 18, 2018.

12 of 27

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 8: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended
	May 5, 2018	April 29, 2017
Restricted stock units	$18	$12
Stock options	3	3
Other	2	1
Total stock-based compensation expense, before income tax benefit	23	16
Income tax benefit	(6)	(6)
Total stock-based compensation expense, net of income tax benefit	$17	$10
The following table summarizes our grant allocations:

	Quarter Ended
	May 5, 2018		April 29, 2017
	Granted	Weighted-average grant-date fair value per unit	Granted	Weighted-average grant-date fair value per unit
Restricted stock units	2.1	$49	1.7	$43
Stock options	—	—	0.3	$16
Performance share units	—	—	0.1	$40
NOTE 9: EARNINGS PER SHARE
The computation of earnings per share is as follows:

	Quarter Ended
	May 5, 2018	April 29, 2017
Net earnings	$87	$63

Basic shares	167.8	167.3
Dilutive effect of common stock equivalents	2.4	1.8
Diluted shares	170.2	169.1

Earnings per basic share	$0.52	$0.38
Earnings per diluted share	$0.51	$0.37

Anti-dilutive common stock equivalents	9.6	12.1

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

•
timely and effective implementation of our plans to evolve our business model, including development of applications for electronic devices, improvement of customer-facing technology, timely delivery of products purchased digitally, enhancement of inventory management systems, greater and more fluid inventory availability between our digital channels and retail store locations, and greater consistency in marketing and pricing strategies, as well as our ability to manage the costs associated with this evolving business model,

•
our ability to evolve our business model as necessary to respond to the business and retail environment, as well as fashion trends and consumer preferences, including changing expectations of service and experience in stores and online,

•
our ability to properly balance our investments in existing and new store locations, especially our investments in our Nordstrom Men’s Store NYC and Nordstrom NYC and our Los Angeles market integration,

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

•	compliance with debt and operating covenants, availability and cost of credit, changes in our credit rating and changes in interest rates,

•	the timing, price, manner and amounts of future share repurchases by us, if any, or any share issuances by us,
Economic and External

•	the impact of the seasonal nature of our business and cyclical customer spending,

•	the impact of economic and market conditions and the resultant impact on consumer spending and credit patterns,

•	the impact of economic, environmental or political conditions in the U.S. and countries where our third-party vendors operate,

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
These and other factors, including those factors described in Part I, “Item 1A. Risk Factors” in our 2017 Annual Report on Form 10-K and Part II, “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q could affect our financial results and cause actual results to differ materially from any forward-looking information we may provide. We undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances, except as may be required by law.

14 of 27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

OVERVIEW
We had a solid start to the year, reflecting strong digitally enabled sales growth, continued inventory and expense execution and strength in regular price selling trends. Our first quarter net earnings were $87, or $0.51 per diluted share. Net sales increased 5.8% for the first quarter, which was consistent with our expectations. This reflected an increase of approximately 250 basis points due to the shift of a Nordstrom Rewards loyalty event into the first quarter this year relative to the second quarter last year and the adoption of the new Revenue Guidance.
During a time of transformation in the industry, we continue to invest in new market opportunities and in digital capabilities to expand our customer reach and engagement. We believe this uniquely positions us to increase market share and drive growth. Our first quarter results reflected our ongoing efforts to integrate our digital and physical assets to serve customers in new and relevant ways. We made the following achievements during the quarter:

•
We reached a significant milestone in our history with the opening of our full-line Men’s store in New York City (“NYC”). This store features our latest service experiences to help serve customers on their terms, including express returns kiosks, same-day delivery, 24/7 Buy Online & Pick Up in Store, and unique brand partnerships.

•
We expanded our presence in Canada with the introduction of Nordstrom Rack, opening three stores in the Toronto and Calgary markets. Similar to our experience in the U.S., we expect strong synergies between our Full-price and Off-price businesses.

•
We increased sales enabled through our digital capabilities by 18% in the first quarter compared with the same period last year. Digitally enabled sales represented 29% of first quarter sales, up from 25% in the same period last year.

•	Our Nordstrom Rewards customers contributed 53% of sales, compared with 47% a year ago.
In our top markets, we continue to integrate our supply chain, technology, marketing, and merchandising capabilities to deliver differentiated services and experiences. This year we will launch efforts to link our capabilities in our largest market, Los Angeles, and recently kicked off our efforts with a group of highly engaged customers to co-create unique customer shopping journeys. We intend to apply our learnings to scale to other markets.
We expect 2018 to be an inflection point for improved profitability based on the following drivers:

•	We anticipate operating improvements as our generational investments in Canada and Manhattan and our acquisitions of HauteLook and Trunk Club continue to scale.

•
We plan to benefit from productivity gains as a result of foundational investments in our capabilities. We expect ongoing opportunities for improved expense leverage, particularly in marketing and technology. In supply chain, we continue to invest in creating end-to-end value and improving the customer experience.

•	Our strategic brand partnerships represent another lever that enables us to provide a compelling product offering and strengthen our regular-price selling.
As we aspire to be the best fashion retailer, our customer strategy is centered on three strategic pillars: providing a compelling product offering, delivering exceptional services and experiences, and leveraging the strength of our brand. We are well-positioned to execute on our customer strategy and remain focused on improving the customer experience.

15 of 27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

RESULTS OF OPERATIONS
In our ongoing effort to enhance the customer experience, we are focused on providing customers with a seamless experience across our channels. We invested early in our omni-channel capabilities, integrating our operations, merchandising and technology across our stores and online, in both our Full-price and Off-price businesses. While our customers may engage with us through multiple channels, we know they value the overall Nordstrom brand experience and view us simply as Nordstrom, which is ultimately how we view our business. We have one Retail reportable segment in 2018 and analyze our results on a total Company basis.
We may not calculate certain metrics used to evaluate our business in a consistent manner among industry peers. Provided below are definitions of metrics we present within our analysis:

•	Comparable Sales – sales from stores that have been open at least one full year at the beginning of the year

•	Comparable sales include sales from our online channels

•	Due to the 53rd week in 2017, our 2018 comparable sales are calculated using a realigned period in 2017 for comparability

•
Digitally Enabled Sales – online sales and digitally assisted store sales which include Buy Online, Pickup in Store (“BOPUS”), Reserve Online, Try on in Store (Store Reserve) and Style Board, a digital selling tool

•	Gross Profit – net sales less cost of sales and related buying and occupancy costs

•	Inventory Turnover Rate – trailing 12-months cost of sales and related buying and occupancy costs divided by the trailing 4-quarter average inventory
Net Sales
During the first quarter of 2018, we adopted the new revenue recognition guidance using the modified retrospective adoption method. Results beginning in the first quarter of 2018 are presented under the new guidance, while prior period amounts are not adjusted. Also beginning in 2018, we aligned our sales presentation with how we view the results of our operations internally and how our customers view us, by our Full-price and Off-price businesses.

•	Full-price – Nordstrom U.S. full-line stores, Nordstrom.com, the Canadian operation, Trunk Club, Jeffrey and Nordstrom Local

•	Off-price – Nordstrom U.S. Rack stores, Nordstromrack.com/HauteLook and Last Chance clearance stores
The following table summarizes net sales and comparable sales for the first quarter ended 2018 compared with the same period in fiscal 2017:

	Quarter Ended
	May 5, 2018	April 29, 2017
Net sales by business:
Full-price	$2,240	$2,156
Off-price	1,229	1,152
Other[1]	—	(29)
Total net sales	$3,469	$3,279

Comparable sales increase (decrease) by business:
Full-price	0.7%	(2.8%)
Off-price	0.4%	2.3%
Total Company	0.6%	(0.8%)

Digitally enabled sales as % of total net sales	29%	25%
1 For 2017, Other primarily included unallocated sales return reserve, in-transit reserve and loyalty related adjustments necessary to reconcile sales by business to total net sales.
Total Company net sales increased 5.8% for the quarter ended May 5, 2018, compared with the same period in 2017, including an increase of approximately 250 basis points due to the shift of a Nordstrom Rewards loyalty event into the first quarter of 2018 relative to the second quarter of 2017 and the adoption of the new Revenue Guidance. Digitally enabled sales increased 18% in the first quarter of 2018 compared with the same period in 2017. To date in fiscal 2018, we opened our Nordstrom Men’s Store NYC, opened seven Nordstrom Rack stores and closed one full-line store.

16 of 27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Full-price net sales increased 3.9% for the quarter ended May 5, 2018, compared with the same period in 2017, which includes a net increase of approximately 200 basis points in the first quarter of 2018 due to the shift of a Nordstrom Rewards loyalty event, the adoption of the new Revenue Guidance and the allocation of sales return reserve and loyalty related adjustments. The top-ranking merchandise categories were Kids' Apparel and Men's Apparel.
Off-price net sales increased 6.7% for the quarter ended May 5, 2018, compared with the same period in 2017, which includes a net increase of approximately 100 basis points in the first quarter of 2018 due to the shift of a Nordstrom Rewards loyalty event, the adoption of the new Revenue Guidance and the allocation of sales return reserve and loyalty related adjustments. Shoes was the top-performing merchandise category.
Credit Card Revenue, Net
Credit program revenues, net includes our portion of the credit card revenue, net of credit losses, from credit card receivables pursuant to our program agreement with TD. Credit card revenue, net was $92 for the quarter ended May 5, 2018, compared with $75 for the same period in 2017. The increase of $17 was a result of our strategic partnership with TD to responsibly grow our receivables and associated revenues as well as efforts to drive new account growth.
Gross Profit
The following table summarizes gross profit:

	Quarter Ended
	May 5, 2018	April 29, 2017
Gross profit	$1,181	$1,125
Gross profit as a % of net sales	34.1%	34.3%
Inventory turnover rate	4.63	4.47
Our gross profit rate decreased 21 basis points for the first quarter ended 2018, compared with the same period in 2017, due to higher occupancy expenses related to U.S. and Canada Rack openings in addition to planned pre-opening expenses associated with the Nordstrom Men's Store NYC. Continued inventory execution led to improvements in inventory turnover rate as of May 5, 2018.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) are summarized in the following table:

	Quarter Ended
	May 5, 2018	April 29, 2017
Selling, general and administrative expenses	$1,120	$1,048
Selling, general and administrative expenses as a % of net sales	32.3%	32.0%
For the quarter ended May 5, 2018, SG&A increased $72 primarily due to higher supply chain and marketing costs associated with our sales growth. Our SG&A rate increased 32 basis points primarily due to planned pre-opening expenses associated with the Nordstrom Men's Store NYC.
Earnings Before Interest and Income Taxes
Earnings before interest and income taxes (“EBIT”) are summarized in the following table:

	Quarter Ended
	May 5, 2018	April 29, 2017
Earnings before interest and income taxes	$153	$151
Earnings before interest and income taxes as a % of net sales	4.4%	4.6%
For the quarter ended May 5, 2018, EBIT increased $2 primarily due to an increase in digitally enabled sales. Our EBIT rate decreased 18 basis points primarily due to planned pre-opening expenses associated with the Nordstrom Men’s Store NYC.

17 of 27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Interest Expense, net
Interest expense, net was $28 for the first quarter ended 2018, compared with $48 for the same period in 2017. The decrease was primarily due to a net interest expense charge of $18 related to the $650 debt refinancing completed in the first quarter of 2017 (see Note 4: Debt and Credit Facilities in Item 1).
Income Tax Expense
Income tax expense is summarized in the following table:

	Quarter Ended
	May 5, 2018	April 29, 2017
Income tax expense	$38	$40
Effective tax rate	30.4%	38.7%
The effective tax rate decreased for the quarter ended May 5, 2018, compared with the same period in 2017, primarily due to the lower statutory tax rate enacted under the 2017 Tax Cuts and Job Act (“Tax Act”).
Earnings Per Share
Earnings per share is as follows:

	Quarter Ended
	May 5, 2018	April 29, 2017
Basic	$0.52	$0.38
Diluted	$0.51	$0.37
Earnings per diluted share increased $0.14 for the quarter ended May 5, 2018, compared with the same period in 2017 due to an increase in revenues and a decrease in the tax rate, partially offset by an increase in higher supply chain and marketing costs. Additionally, in the first quarter of 2017, there was an interest expense charge of $18, or $0.06 per diluted share related to the $650 debt refinancing.
2018 Outlook
We updated our annual outlook expectations for earnings per diluted share to incorporate our first quarter results. Our current expectations for fiscal 2018 are as follows:

	Prior Outlook	Current Outlook
Net sales	$15.2 to $15.4 billion	No change
Comparable sales (percent)	0.5 to 1.5	No change
EBIT	$885 to $940 million	$895 to $940 million
Earnings per diluted share (excluding the impact of any future share repurchases)	$3.30 to $3.55	$3.35 to $3.55
Our updated annual outlook expectations incorporated the following assumptions:

•
The shift in the Anniversary Sale event into the second quarter relative to the second and third quarters in 2017 and the adoption of the new revenue recognition guidance is expected to impact total sales percentage by an increase of approximately 150 basis points in the second quarter and a decrease of approximately 150 basis points in the third quarter.

•	Credit card revenue growth in the mid-teens range.

18 of 27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Adjusted Return on Invested Capital (“Adjusted ROIC”) (Non-GAAP financial measure)
We believe that Adjusted ROIC is a useful financial measure for investors in evaluating the efficiency and effectiveness of the capital we have invested in our business to generate returns. Adjusted ROIC adjusts our operating leases as if they met the criteria for capital leases or we had purchased the properties. This provides additional supplemental information that reflects the investment in our off-balance sheet operating leases, controls for differences in capital structure between us and our competitors and provides investors and credit agencies with another way to comparably evaluate the efficiency and effectiveness of our capital investments over time. In addition, we incorporate Adjusted ROIC into our executive incentive measures and it is an important component of shareholders’ return over the long term.
We define Adjusted ROIC as our net operating profit after tax divided by our average invested capital using the trailing 12-month average. Adjusted ROIC is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should be considered in addition to, and not as a substitute for, return on assets, net earnings, total assets or other financial measures prepared in accordance with GAAP. Our method of determining non-GAAP financial measures may differ from other companies’ methods and therefore may not be comparable to those used by other companies. Estimated depreciation on capitalized operating leases and average estimated asset base of capitalized operating leases are not calculated in accordance with, or an alternative for, GAAP and should not be considered in isolation or as a substitution of our results as reported under GAAP. The financial measure calculated under GAAP which is most directly comparable to Adjusted ROIC is return on assets.
For the 12 fiscal months ended May 5, 2018, our Adjusted ROIC increased to 9.9% compared with 8.7% for the 12 fiscal months ended April 29, 2017. Results for the prior period were negatively impacted by approximately 320 basis points due to the Trunk Club non-cash goodwill impairment charge in the third quarter of 2016.
The following is a reconciliation of the components of Adjusted ROIC and return on assets:

	12 Fiscal Months Ended
	May 5, 2018	April 29, 2017
Net earnings	$461	$371
Add: income tax expense[1]	351	341
Add: interest expense	123	140
Earnings before interest and income tax expense	935	852

Add: rent expense, net	254	212
Less: estimated depreciation on capitalized operating leases[2]	(135)	(113)
Adjusted net operating profit	1,054	951

Less: estimated income tax expense	(456)	(436)
Adjusted net operating profit after tax	$598	$515

Average total assets	$8,067	$7,977
Less: average non-interest-bearing current liabilities[3]	(3,306)	(3,013)
Less: average deferred property incentives and deferred rent liability[3]	(642)	(644)
Add: average estimated asset base of capitalized operating leases[2]	1,893	1,570
Average invested capital	$6,012	$5,890

Return on assets[4]	5.7%	4.7%
Adjusted ROIC[4]	9.9%	8.7%
1 Results for the 12 fiscal months ended May 5, 2018 include a $42 impact related to the Tax Act.
2 Capitalized operating leases is our best estimate of the asset base we would record for our leases that are classified as operating if they had met the criteria for a capital lease or we had purchased the property. The asset base is calculated based upon the trailing 12-month average of the monthly asset base. The asset base for each month is calculated as the trailing 12 months of rent expense multiplied by eight. The multiple of eight times rent expense is a commonly used method of estimating the asset base we would record for our capitalized operating leases.
3 Balances associated with our deferred rent liability have been classified as long-term liabilities as of January 28, 2017.
4 Results for the 12 fiscal months ended April 29, 2017 include the $197 impact of the Trunk Club non-cash goodwill impairment charge in the third quarter of 2016, which negatively impacted the prior period return on assets by approximately 240 basis points and Adjusted ROIC by approximately 320 basis points.

19 of 27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

LIQUIDITY AND CAPITAL RESOURCES
We strive to maintain a level of liquidity sufficient to allow us to cover our seasonal cash needs and to maintain appropriate levels of short-term borrowings. We believe that our operating cash flows, available credit facility and potential future borrowings are sufficient to meet our cash requirements for the next 12 months and beyond.
Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments. We believe that as of May 5, 2018, our existing cash and cash equivalents on-hand of $966, available credit facility of $800 and potential future operating cash flows and borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives.
The following is a summary of our cash flows by activity:

	Quarter Ended
Fiscal year	May 5, 2018	April 29, 2017
Net cash (used in) provided by operating activities	($28)	$89
Net cash used in investing activities	(149)	(144)
Net cash used in financing activities	(38)	(299)
Operating Activities
Net cash used in operating activities was $28 for the quarter ended May 5, 2018, compared with net cash provided by operating activities of $89 for the quarter ended April 29, 2017, primarily due to the timing of payroll and increased incentive compensation payouts, which included $16 for our one-time investment in employees in response to the Tax Act.
Investing Activities
Net cash used in investing activities increased $5 for the quarter ended May 5, 2018, compared with the same period in 2017, primarily due to the acquisitions of two retail technology companies, which were classified in other investing activities, net (see Note 1: Basis of Presentation in Item 1), partially offset by a decrease in capital expenditures.
Financing Activities
Net cash used in financing activities decreased $261 for the quarter ended May 5, 2018, compared with the same period in 2017, primarily due to decreased share repurchase activity.
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

20 of 27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Free Cash Flow (Non-GAAP financial measure)
Free Cash Flow is one of our key liquidity measures, and when used in conjunction with GAAP measures, provides investors with a meaningful analysis of our ability to generate cash from our business. For the quarter ended May 5, 2018, we had Free Cash Flow of ($130) compared with ($85) for the first quarter ended 2017.
Beginning in the first quarter of fiscal 2018, we no longer adjust free cash flow for cash dividends paid. We believe that no longer reducing free cash flow by dividends paid is more reflective of our operating performance and more consistent with the way we manage our business, how our peers calculate free cash flows, and prevailing industry practice. Prior period Free Cash Flow financial measures have been recast to conform with current period presentation.
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

	Quarter Ended
	May 5, 2018	April 29, 2017
Net cash (used in) provided by operating activities	($28)	$89
Less: capital expenditures	(129)	(153)
Add (Less): change in cash book overdrafts	27	(21)
Free Cash Flow	($130)	($85)
Adjusted EBITDA (Non-GAAP financial measure)
Adjusted earnings before interest, income taxes, depreciation and amortization (“EBITDA”) is our key financial metric to reflect our view of cash flow from net earnings. Adjusted EBITDA excludes significant items which are non-operating in nature in order to evaluate our core operating performance against prior periods and increase comparability with our peers. The financial measure calculated under GAAP which is most directly comparable to Adjusted EBITDA is net earnings. As of May 5, 2018 and April 29, 2017, Adjusted EBITDA was $301 and $293.
Adjusted EBITDA is not a measure of financial performance under GAAP and should be considered in addition to, and not as a substitute for net earnings, overall change in cash or liquidity of the business as a whole. Our method of determining non-GAAP financial measures may differ from other companies’ methods and therefore may not be comparable to those used by other companies. The following is a reconciliation of net earnings to Adjusted EBITDA:

	Quarter Ended
	May 5, 2018	April 29, 2017
Net earnings	$87	$63
Add: income tax expense	38	40
Add: interest expense, net	28	48
Earnings before interest and income taxes	153	151

Add: depreciation and amortization expenses	169	161
Less: amortization of deferred property incentives	(21)	(19)
Adjusted EBITDA	$301	$293

21 of 27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Credit Capacity and Commitments
As of May 5, 2018, we had total short-term borrowing capacity of $800 under our senior unsecured revolving credit facility (“revolver”) that expires in April 2020. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes. We have the option to increase the revolving commitment by up to $200, to a total of $1,000, provided that we obtain written consent from the lenders.

Our wholly owned subsidiary in Puerto Rico maintains a $52 unsecured borrowing facility to support our expansion into that market. The facility expires in Fall 2018 and borrowings on this facility incur interest based upon the LIBOR plus 1.275% per annum and also incur a fee based on any unused commitment. As of May 5, 2018, we had $47 outstanding on this facility.
As of May 5, 2018, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our revolver.
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
Debt Covenants
The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) leverage ratio of no more than four times (see the following additional discussion of Adjusted Debt to EBITDAR). As of May 5, 2018, we were in compliance with this covenant.

22 of 27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our goal is to manage debt levels to maintain an investment-grade credit rating and operate with an efficient capital structure. In evaluating our debt levels, this measure provides a reflection of our credit worthiness that could impact our credit rating and borrowing costs. We also have a debt covenant that requires an adjusted debt to EBITDAR leverage ratio of no more than four times. As of May 5, 2018, our Adjusted Debt to EBITDAR was 2.6, and as of April 29, 2017, it was 2.3.
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

	2018[1]	2017[1]
Debt	$2,736	$2,742
Add: estimated capitalized operating lease liability[2]	2,029	1,700
Adjusted Debt	$4,765	$4,442

Net earnings	$461	$371
Add: income tax expense	351	341
Add: interest expense, net	116	138
Earnings before interest and income taxes	928	850

Add: depreciation and amortization expenses	674	649
Add: rent expense, net	254	212
Add: non-cash acquisition-related charges[3]	1	207
Adjusted EBITDAR	$1,857	$1,918

Debt to Net Earnings[4]	5.9	7.4
Adjusted Debt to EBITDAR	2.6	2.3
1 The components of Adjusted Debt are as of May 5, 2018 and April 29, 2017, while the components of Adjusted EBITDAR are for the 12 months ended May 5, 2018 and April 29, 2017.
2 Based upon the estimated lease liability as of the end of the period, calculated as the trailing 12 months of rent expense multiplied by eight. The multiple of eight times rent expense is a commonly used method of estimating the debt we would record for our leases that are classified as operating if they had met the criteria for a capital lease or we had purchased the property.
3 Non-cash acquisition-related charges for the 12 months ended April 29, 2017 include the goodwill impairment charge of $197 related to Trunk Club.
4 Results for the period ended April 29, 2017 include the $197 impact of the Trunk Club goodwill impairment charge, which approximates 260 basis points.

23 of 27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe that the estimates, assumptions and judgments involved in the accounting policies referred to in our Annual Report on Form 10-K for the year ended February 3, 2018 have the greatest potential effect on our financial statements, so we consider these to be our critical accounting policies and estimates. Our management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors.
Except as disclosed in Note 2: Revenue of Item 1, pertaining to our adoption of the new Revenue Guidance, there have been no significant changes to our significant accounting policies as described in the our Annual Report on Form 10-K filed with the SEC on March 19, 2018.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We discussed our interest rate risk and our foreign currency exchange risk in Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2017 Annual Report on Form 10-K filed with the SEC on March 19, 2018. There have been no material changes to these risks since that time.
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
Item 1A. Risk Factors.
On March 20, 2018, the Special Committee of the Board of Directors of Nordstrom announced the termination of discussions with members of the Nordstrom family of a possible “going private transaction.” There have been no other material changes to the risk factors we discussed in Part I, “Item 1A. Risk Factors” of our 2017 Annual Report on Form 10-K filed with the SEC on March 19, 2018 for the quarter ended May 5, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) SHARE REPURCHASES
(Dollar and share amounts in millions, except per share amounts)
The following is a summary of our first quarter share repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 2018 (February 4, 2018 to March 3, 2018)	—	—	—	$414
March 2018 (March 4, 2018 to April 7, 2018)	0.1	$47.80	0.1	$410
April 2018 (April 8, 2018 to May 5, 2018)	0.2	$47.46	0.2	$401
Total	0.3	$47.55	0.3
In February 2017, our Board of Directors authorized a program to repurchase up to $500 of our outstanding common stock through August 31, 2018. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to market and economic conditions and applicable SEC rules.
Item 6. Exhibits.
Exhibits are incorporated herein by reference or are filed or furnished with this report as set forth in the Exhibit Index on page 26 hereof.

25 of 27

NORDSTROM, INC.
Exhibit Index

Exhibit		Method of Filing
10.1	Form of 2018 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 8, 2018, Exhibit 10.1

10.2	Form of Restricted Stock Unit Award Agreement – Supplemental Award	Incorporated by reference from the Registrant’s Form 8-K filed on March 8, 2018, Exhibit 10.2

31.1	Certification of Co-President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of Co-President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Filed herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

26 of 27

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Anne L. Bramman
Anne L. Bramman
Chief Financial Officer
(Principal Financial Officer)

Date:	June 7, 2018

27 of 27