Form 10-Q
period 2018-08-04
NORDSTROM INC
filed 2018-09-05
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2018
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
YES ☐ NO ☑
Common stock outstanding as of August 29, 2018: 168,565,459 shares

1 of 28

NORDSTROM, INC.

2 of 28

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales	$3,980	$3,717	$7,450	$6,996
Credit card revenues, net	87	76	179	152
Total revenues	4,067	3,793	7,629	7,148
Cost of sales and related buying and occupancy costs	(2,589)	(2,451)	(4,877)	(4,607)
Selling, general and administrative expenses	(1,232)	(1,125)	(2,353)	(2,173)
Earnings before interest and income taxes	246	217	399	368
Interest expense, net	(28)	(29)	(56)	(76)
Earnings before income taxes	218	188	343	292
Income tax expense	(56)	(78)	(94)	(119)
Net earnings	$162	$110	$249	$173

Earnings per share:
Basic	$0.97	$0.66	$1.48	$1.04
Diluted	$0.95	$0.65	$1.46	$1.02

Weighted-average shares outstanding:
Basic	167.8	166.4	167.8	166.8
Diluted	170.3	168.5	170.3	168.8
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net earnings	$162	$110	$249	$173
Foreign currency translation adjustment	(4)	32	(15)	20
Post retirement plan adjustments, net of tax	1	1	2	2
Cumulative effect of adopted accounting standard	—	—	(5)	—
Comprehensive net earnings	$159	$143	$231	$195
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 28

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	August 4, 2018	February 3, 2018	July 29, 2017
Assets
Current assets:
Cash and cash equivalents	$1,343	$1,181	$919
Accounts receivable, net	200	145	320
Merchandise inventories	2,065	2,027	2,077
Prepaid expenses and other	439	150	157
Total current assets	4,047	3,503	3,473

Land, property and equipment (net of accumulated depreciation of $6,393, $6,105 and $5,866)	3,860	3,939	3,930
Goodwill	249	238	238
Other assets	334	435	520
Total assets	$8,490	$8,115	$8,161

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,840	$1,409	$1,704
Accrued salaries, wages and related benefits	394	578	397
Other current liabilities	1,380	1,246	1,339
Current portion of long-term debt	54	56	11
Total current liabilities	3,668	3,289	3,451

Long-term debt, net	2,680	2,681	2,729
Deferred property incentives, net	480	495	524
Other liabilities	522	673	672

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 167.5, 167.0 and 166.2 shares issued and outstanding	2,899	2,816	2,757
Accumulated deficit	(1,712)	(1,810)	(1,951)
Accumulated other comprehensive loss	(47)	(29)	(21)
Total shareholders’ equity	1,140	977	785
Total liabilities and shareholders’ equity	$8,490	$8,115	$8,161
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 28

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

				Accumulated
				Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Loss	Total
Balance at February 3, 2018	167.0	$2,816	($1,810)	($29)	$977
Cumulative effect of adopted accounting standards	—	—	60	(5)	55
Net earnings	—	—	249	—	249
Other comprehensive loss	—	—	—	(13)	(13)
Dividends ($0.74 per share)	—	—	(124)	—	(124)
Issuance of common stock under stock compensation plans	1.5	49	—	—	49
Stock-based compensation	0.8	34	—	—	34
Repurchase of common stock	(1.8)	—	(87)	—	(87)
Balance at August 4, 2018	167.5	$2,899	($1,712)	($47)	$1,140

				Accumulated
				Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Loss	Total
Balance at January 28, 2017	170.0	$2,707	($1,794)	($43)	$870
Net earnings	—	—	173	—	173
Other comprehensive earnings	—	—	—	22	22
Dividends ($0.74 per share)	—	—	(124)	—	(124)
Issuance of common stock under stock compensation plans	0.4	14	—	—	14
Stock-based compensation	0.4	36	—	—	36
Repurchase of common stock	(4.6)	—	(206)	—	(206)
Balance at July 29, 2017	166.2	$2,757	($1,951)	($21)	$785
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 28

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six Months Ended
	August 4, 2018	July 29, 2017
Operating Activities
Net earnings	$249	$173
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses	338	320
Amortization of deferred property incentives and other, net	(34)	(48)
Deferred income taxes, net	(13)	(71)
Stock-based compensation expense	51	41
Change in operating assets and liabilities:
Accounts receivable	(55)	(120)
Merchandise inventories	(122)	(141)
Prepaid expenses and other assets	(149)	(24)
Accounts payable	404	319
Accrued salaries, wages and related benefits	(183)	(58)
Other current liabilities	76	117
Deferred property incentives	29	46
Other liabilities	3	20
Net cash provided by operating activities	594	574

Investing Activities
Capital expenditures	(269)	(341)
Other, net	(21)	33
Net cash used in investing activities	(290)	(308)

Financing Activities
Proceeds from long-term borrowings, net of discounts	—	635
Principal payments on long-term borrowings	(5)	(655)
Increase in cash book overdrafts	63	6
Cash dividends paid	(124)	(124)
Payments for repurchase of common stock	(82)	(211)
Proceeds from issuances under stock compensation plans	49	14
Tax withholding on share-based awards	(17)	(6)
Other, net	(26)	(13)
Net cash used in financing activities	(142)	(354)

Net increase (decrease) in cash and cash equivalents	162	(88)
Cash and cash equivalents at beginning of period	1,181	1,007
Cash and cash equivalents at end of period	$1,343	$919

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes, net	$181	$188
Interest, net of capitalized interest	61	84
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
The Condensed Consolidated Financial Statements as of and for the periods ended August 4, 2018 and July 29, 2017 are unaudited. The Condensed Consolidated Balance Sheet as of February 3, 2018 has been derived from the audited Consolidated Financial Statements included in our 2017 Annual Report. The interim Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and related footnote disclosures contained in our 2017 Annual Report.
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
Our business, like that of other retailers, is subject to seasonal fluctuations. Our sales are typically higher during our Anniversary Sale in July and the holidays in the fourth quarter. Our Anniversary Sale shifted to the second quarter in 2018 compared with the second and third quarters in 2017. Results for any one quarter are not indicative of the results that may be achieved for a full fiscal year.
Goodwill
We continue to make investments in evolving the customer experience, with a strong emphasis on integrating technology across our business. To support these efforts, we have acquired two retail technology companies. During the first quarter of 2018, we recorded $11 of goodwill as a result of these acquisitions.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, which was subsequently amended in July 2018 by ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). This ASU increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as right-of-use assets and lease liabilities. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification dictates whether lease expense is to be recognized based on an effective interest method or on a straight-line basis over the term of the lease. Additional qualitative and quantitative disclosures will be required to give financial statement users information on the amount, timing and judgments related to a reporting entity’s cash flows arising from leases. We plan to adopt this ASU in the first quarter of 2019 and we anticipate using the additional (and optional) transition method provided in ASU 2018-11, which would allow for application of the guidance at the beginning of the period in which it is adopted by recognizing a cumulative-effect adjustment to the opening balance of retained earnings. We expect adoption of this standard will have a material impact on our Consolidated Financial Statements.
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
In February 2018, the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This new guidance allows a reclassification from accumulated other comprehensive loss to accumulated deficit for certain tax effects resulting from the 2017 Tax Cuts and Jobs Act (“Tax Act”), which could not be recorded under prior guidance. We elected to early adopt this standard in the first quarter of 2018 and reclassified $5 of tax impacts resulting from the change in the federal corporate tax rate, decreasing the beginning accumulated deficit for the six months ended August 4, 2018.

7 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 2: REVENUE
During the first quarter of fiscal 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers, and all related amendments (“Revenue Standard”), using the modified retrospective adoption method. Results for reporting periods beginning in the first quarter of 2018 are presented under the new Revenue Standard while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605 — Revenue Recognition. Upon adoption, we recorded a net cumulative effect adjustment to decrease beginning accumulated deficit of $55. Excluding the impact of the new Revenue Standard, our second quarter net sales would have been $3,950 for the second quarter and $7,402 for the six months ended August 4, 2018 primarily due to the seasonal timing of the Anniversary Sale at the end of the second quarter. We do not expect the impact of adopting the new Revenue Standard to be material to our Consolidated Statement of Earnings for the year ended February 2, 2019. The impact of adoption on our Condensed Consolidated Balance Sheet for the period ended August 4, 2018 was as follows:

	August 4, 2018
	As Reported	Revenue Standard Adjustment	Excluding Impact of Revenue Standard
Assets
Merchandise inventories	$2,065	$72	$2,137
Prepaid expenses and other	439	(268)	171
Other assets	334	87	421

Liabilities and Shareholders’ Equity
Other current liabilities	1,380	(182)	1,198
Other liabilities	522	150	672
Accumulated deficit	(1,712)	(77)	(1,789)
Revenue Recognition
NET SALES
We recognize sales revenue net of estimated returns and excluding sales taxes. Revenue from sales to customers shipped from our fulfillment centers, stores and directly from our vendors (“shipped revenues”), which includes shipping revenue when applicable, is recognized at shipping point, the point in time where control has transferred to the customer. Costs to ship orders to customers are expensed as a fulfillment activity at shipping point and commissions from sales at our full-line stores are expensed at the point of sale and both are recorded in selling, general and administrative expenses. Prior to 2018, shipped revenues were recognized upon estimated receipt by the customer and we recorded an estimated in-transit reserve for orders shipped prior to a period’s end, but not yet received by the customer.
We reduce sales and cost of sales by an estimate of customer merchandise returns, which is calculated based on historical return patterns, and record a sales return reserve and an estimated returns asset. Our sales return reserve is classified in other current liabilities and our estimated returns asset, calculated based on the cost of merchandise sold, is classified in prepaid expenses and other on the Condensed Consolidated Balance Sheet. Due to the seasonality of our business, these balances typically increase with higher sales occurring in the last month of a period, such as the Anniversary Sale, and decrease in the following period. Prior to 2018, the estimated cost of merchandise returned was netted with our sales return reserve in other current liabilities.
CREDIT CARD REVENUES, NET
Credit program revenues, net include our portion of the ongoing credit card revenue, net of credit losses, pursuant to the program agreement with TD Bank N.A. (“TD”).
Upon adoption of the new Revenue Standard, the remaining unamortized balances of the investment in contract asset and deferred revenue associated with the sale of the credit card receivables to TD in 2015 and 2017 were eliminated as part of a cumulative-effect adjustment, reducing the opening balance of accumulated deficit for 2018. As a result, the asset amortization and deferred revenue recognition are no longer recorded in credit card revenues, net. Prior to 2018, the investment in contract asset was classified in prepaid expenses and other and other assets, while the deferred revenue was classified in other current liabilities and other liabilities on the Condensed Consolidated Balance Sheet.

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
As our customers earn points and Notes in the loyalty program, a portion of underlying sales revenue is deferred. We recognize the revenue and related cost of sale when the Notes are ultimately redeemed. The amount of revenue deferred is based on an estimated stand-alone selling price of the points and other loyalty benefits, such as alternations, and included in other current liabilities on the Condensed Consolidated Balance Sheet. Other benefits of the loyalty program, including shopping and fashion events, are recorded in selling, general and administrative expenses as these are not a material right of the program.
Our outstanding performance obligation for the Nordstrom Rewards loyalty program consists of unredeemed points and Notes and was $149 as of August 4, 2018. Almost all Notes are redeemed within six months of issuance. We record breakage revenue of unused points and unredeemed Notes based on expected customer redemption. We estimate, based on historical usage, that 6% of Notes will be unredeemed and recognized as revenue. Prior to 2018, we estimated the net cost of Notes that will be issued and redeemed and recorded this cost as rewards points were accumulated. These costs, as well as reimbursed alterations, were recorded in cost of sales as we provided customers with products and services for these rewards.
GIFT CARDS
We record deferred revenue from the sale of gift cards at the time of purchase. As gift cards are redeemed, we recognize revenue and reduce our contract liability. Though our gift cards do not have an expiration date, we include this deferred revenue in other current liabilities on the Condensed Consolidated Balance Sheet as customers can redeem gift cards at any time.
As of August 4, 2018, our outstanding performance obligation for unredeemed gift cards was $296. Almost all gift cards are redeemed within two years of issuance. We record breakage revenue on unused gift cards based on expected customer redemption. We estimate, based on historical usage, that 2% will be unredeemed and recognized as revenue. Prior to 2018, gift card breakage was recorded in selling, general and administrative expenses and was estimated based on when redemption was considered remote.
Contract Liabilities
Under the new Revenue Standard, contract liabilities represent our obligation to transfer goods or services to customers and include deferred revenue for our loyalty program (including points and Notes) and gift cards. Our contract liabilities are classified as current on the Condensed Consolidated Balance Sheet. Our contract liabilities are as follows:

Contract Liabilities
Opening balance as of February 4, 2018	$498
Balance as of May 5, 2018	460
Ending balance as of August 4, 2018	445
The amount of revenue recognized from our beginning contract liability balance was $77 in the second quarter ended 2018 and $228 for the six months ended August 4, 2018.

9 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

Disaggregation of Revenue
The following table summarizes our disaggregated net sales:

	Quarter Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Full-Price[1]	$2,707	$2,850	$4,948	$5,006
Off-Price[1]	1,273	1,189	2,502	2,341
Other[1]	—	(322)	—	(351)
Total net sales	$3,980	$3,717	$7,450	$6,996

Digital sales as % of total net sales[2]	34%	29%	31%	27%
1 We present our sales with how management views our results internally, including presenting 2018 under the new Revenue Standard and allocating our sales return reserve and the loyalty related adjustments to Full-Price and Off-Price. Amounts in 2018 related to adoption of the new Revenue Standard have not been recast for any prior periods due to the modified retrospective method of adoption. For 2017, Other primarily included unallocated sales return, in-transit and loyalty related adjustments necessary to reconcile sales by business to total net sales. If we applied the sales return reserve allocation and the loyalty related adjustments to the second quarter and six months ended July 29, 2017, Full-Price net sales would decrease $254 and $271, Off-Price net sales would decrease $11 and $28 and Other net sales would increase $265 and $299. This activity is typically higher at the end of the second quarter primarily due to the seasonal timing of the Anniversary Sale.
2 Digital sales are online sales and digitally assisted store sales which include Buy Online, Pickup in Store (“BOPUS”), Reserve Online, Try on in Store (Store Reserve) and Style Boards, a digital selling tool.
The following table summarizes the percent of net sales by merchandise category:

	August 4, 2018
	Quarter Ended	Six Months Ended
Women’s Apparel	32%	33%
Shoes	23%	24%
Men’s Apparel	17%	16%
Women’s Accessories	11%	11%
Beauty	11%	11%
Kids’ Apparel	4%	3%
Other	2%	2%
Total	100%	100%
NOTE 3: SEGMENT REPORTING
We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments. In the first quarter of 2018, as a result of the evolution of our operations, our reportable segments have become progressively more integrated such that we have changed to one reportable “Retail” segment to align with how management operates, evaluates and views the results of our operations. Our principal executive officer, who is our chief operating decision maker (“CODM”), reviews results on a total company, Full-Price and Off-Price basis and uses earnings before interest and taxes as a measure of profitability. We completed the reporting and budgeting in the first quarter of 2018 to better align with how the CODM allocates resources and assesses business performance. As part of this evolution, we now allocate our previous Credit segment results across our other businesses while credit assets are included in Corporate/Other.
Our Retail segment aggregates our two operating segments, Full-Price and Off-Price. Full-Price consists of Nordstrom U.S. full-line stores, Nordstrom.com, Canada, Trunk Club, Jeffrey and Nordstrom Local. Off-Price consists of Nordstrom U.S. Rack stores, Nordstromrack.com/HauteLook and Last Chance clearance stores.
Our Full-Price and Off-Price operating segments both generate revenue by offering customers an extensive selection of high-quality, brand-name and private label merchandise, which includes apparel, shoes, cosmetics and accessories for women, men, young adults and children. We continue to focus on omni-channel initiatives by integrating the operations, merchandising and technology necessary to be consistent with our customers’ expectations of a seamless shopping experience regardless of channel or business. Full-Price and Off-Price have historically had similar economic characteristics and are expected to have similar economic characteristics and long-term financial performance in future periods. They also have other similar qualitative characteristics, including suppliers, method of distribution, type of customer and regulatory environment. Due to their similar qualitative and economic characteristics, we have aggregated our Full-Price and Off-Price operating segments into a single reportable segment.

10 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

The following table sets forth information for our reportable segment:

	Quarter Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Retail segment earnings before interest and income taxes[1]	$313	$359	$530	$545
Corporate/Other loss before interest and income taxes[1]	(67)	(142)	(131)	(177)
Interest expense, net	(28)	(29)	(56)	(76)
Earnings before income taxes	$218	$188	$343	$292
1 We present our segment results with how management views our results internally, including allocating our sales return reserve and the loyalty related adjustments to Full-Price and Off-Price in 2018. Amounts in 2018 reflect the adoption of the new Revenue Standard, whereas 2017 amounts have not been recast due to the modified retrospective method of adoption described in Note 2: Revenue. If we applied the sales return reserve allocation and the loyalty related adjustments to the second quarter ended 2017 and six months ended July 29, 2017, Retail segment earnings before interest and income taxes would decrease $74 and $68 and Corporate/Other loss before interest and income taxes would decrease $74 and $68. This activity is typically higher at the end of the second quarter primarily due to the seasonal timing of the Anniversary Sale.
NOTE 4: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt, including capital leases, is as follows:

	August 4, 2018	February 3, 2018	July 29, 2017
Secured
Mortgage payable, 7.68%, due April 2020	$14	$17	$22
Other	—	1	1
Total secured debt	14	18	23

Unsecured
Net of unamortized discount:
Senior notes, 4.75%, due May 2020	500	500	499
Senior notes, 4.00%, due October 2021	500	500	500
Senior notes, 4.00%, due March 2027	349	349	349
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 7.00%, due January 2038	146	146	146
Senior notes, 5.00%, due January 2044	893	892	890
Other[1]	32	32	33
Total unsecured debt	2,720	2,719	2,717

Total long-term debt	2,734	2,737	2,740
Less: current portion	(54)	(56)	(11)
Total due beyond one year	$2,680	$2,681	$2,729
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

11 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

Credit Facilities
As of August 4, 2018, we had total short-term borrowing capacity of $800 under our senior unsecured revolving credit facility (“revolver”) that expires in April 2020. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes. We have the option to increase the revolving commitment by up to $200, to a total of $1,000, provided that we obtain written consent from the lenders.
The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) leverage ratio of no more than four times. As of August 4, 2018, we were in compliance with this covenant.
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
As of August 4, 2018, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our revolver.
Our wholly owned subsidiary in Puerto Rico maintains a $52 unsecured borrowing facility to support our expansion into that market. The facility expires in Fall 2018 and borrowings on this facility incur interest based upon the LIBOR plus 1.275% per annum and also incur a fee based on any unused commitment. As of August 4, 2018, we had $47 outstanding on this facility, which is included in the current portion of long-term debt.
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
We estimate the fair value of our long-term debt using quoted market prices of the same or similar issues and, as such, this is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	August 4, 2018	February 3, 2018	July 29, 2017
Carrying value of long-term debt	$2,734	$2,737	$2,740
Fair value of long-term debt	2,797	2,827	2,908
Non-financial Assets Measured at Fair Value on a Nonrecurring Basis
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. There were no material impairment charges for these assets for the six months ended August 4, 2018 and July 29, 2017.
NOTE 6: COMMITMENTS AND CONTINGENCIES
Plans for our Nordstrom NYC store, which we currently expect to open in 2019, ultimately include owning a condominium interest in a mixed-use tower and leasing certain nearby properties. As of August 4, 2018, we had approximately $289 of fee interest in land, which is expected to convert to the condominium interest once the store is constructed. We have committed to make future installment payments based on the developer meeting pre-established construction and development milestones. In the event that this project is not completed, the opening may be delayed and we may be subject to future losses or capital commitments in order to complete construction or to monetize our investment.

12 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 7: SHAREHOLDERS’ EQUITY
In February 2017, our Board of Directors authorized a program to repurchase up to $500 of our outstanding common stock through August 31, 2018. During the six months ended August 4, 2018, we repurchased 1.8 shares of our common stock for an aggregate purchase price of $87 and had $327 remaining in share repurchase capacity as of August 4, 2018. There was $319 of unused capacity upon program expiration on August 31, 2018.
In August 2018, subsequent to quarter end, our Board of Directors authorized an additional program to repurchase up to $1,500 of our outstanding common stock, with no expiration date, and we declared a quarterly dividend of $0.37 per share, which will be paid on September 19, 2018 to holders of record as of September 4, 2018. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to market and economic conditions and applicable Securities and Exchange Commission (“SEC”) rules.
NOTE 8: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Restricted stock units	$22	$15	$40	$28
Stock options	3	5	6	8
Other	3	4	5	5
Total stock-based compensation expense, before income tax benefit	28	24	51	41
Income tax benefit	(7)	(9)	(13)	(16)
Total stock-based compensation expense, net of income tax benefit	$21	$15	$38	$25
The following table summarizes our grant allocations:

	Six Months Ended
	August 4, 2018		July 29, 2017
	Granted	Weighted-average grant-date fair value per unit	Granted	Weighted-average grant-date fair value per unit
Restricted stock units	2.1	$49	1.8	$43
Stock options	—	—	0.3	$16
Performance share units	—	—	0.1	$40
NOTE 9: EARNINGS PER SHARE
The computation of earnings per share is as follows:

	Quarter Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net earnings	$162	$110	$249	$173

Basic shares	167.8	166.4	167.8	166.8
Dilutive effect of common stock equivalents	2.5	2.1	2.5	2.0
Diluted shares	170.3	168.5	170.3	168.8

Earnings per basic share	$0.97	$0.66	$1.48	$1.04
Earnings per diluted share	$0.95	$0.65	$1.46	$1.02

Anti-dilutive common stock equivalents	5.2	10.3	7.4	11.2

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

•
timely and effective implementation of our plans to evolve our business model, including development of applications for electronic devices, improvement of customer-facing technology, timely delivery of products purchased digitally, enhancement of inventory management systems, greater and more fluid inventory availability between our digital channels and retail store locations, increased reliance on third parties and greater consistency in marketing and pricing strategies, as well as our ability to manage the costs associated with this evolving business model,

•
our ability to evolve our business model as necessary to respond to the business and retail environment, as well as fashion trends and consumer preferences, including changing expectations of service and experience in stores and online,

•
our ability to properly balance our investments in existing and new store locations, especially our investments in our Nordstrom Men’s Store NYC and Nordstrom NYC and our Los Angeles market integration,

•	successful execution of our information technology strategy, including engagement with third-party service providers,

•	our ability to effectively utilize internal and third-party data in strategic planning and decision making,

•
our ability to maintain or expand our presence, including timely completion of construction associated with new, relocated and remodeled stores and fulfillment and distribution centers, all of which may be impacted by third parties and consumer demand,

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

•	our ability to safeguard our reputation and maintain relationships with our vendors and third-party service providers,

•	our ability to maintain relationships with and motivate our employees and to effectively attract, develop and retain our future leaders,

•	our ability to realize the expected benefits, respond to potential risks and appropriately manage costs associated with our program agreement with TD,

•	the effectiveness of planned advertising, marketing and promotional campaigns in the highly competitive and promotional retail industry,

•	market fluctuations, increases in operating costs, exit costs and overall liabilities and losses associated with owning and leasing real estate,

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

•
weather conditions, natural disasters, health hazards, national security or other market and supply chain disruptions, including the effects of tariffs, or the prospects of these events and the resulting impact on consumer spending patterns or information technology systems and communications,

Legal and Regulatory

•
our compliance with applicable domestic and international laws, regulations and ethical standards, including those related to employment and tax, and the outcome of claims and litigation and resolution of such matters,

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
OVERVIEW
We strive to be the best fashion retailer in a digital world with our customer strategy centered on three strategic pillars: providing a compelling product offering, delivering outstanding services and experiences, and leveraging the strength of the Nordstrom brand. We are targeting higher shareholder returns through three key deliverables: growing market share, improving profitability and returns, and continuing our disciplined capital allocation approach.
Our second quarter results demonstrated our continued progress in executing our strategy and delivering on our long-term financial commitments:

•	Net earnings of $162, or $0.95 per diluted share for the second quarter reflected a 7.1% net sales increase with growth across Full-Price and Off-Price.

•	Through our market-leading presence, digital sales increased by 23% in the second quarter, compared with 20% for the same period last year.

•
During the first day of our Anniversary Sale, we achieved record digital demand, surpassing our previous peak by 80% at 10 times our average daily demand. Digital sales accounted for more than 40% of our event.

•	Our strategic brands enable us to provide customers with a compelling product offering. In the second quarter, strategic brand sales grew 13%, making up approximately 45% of Full-Price.
We continue to execute our local market strategy to drive increased customer engagement and gain market share.

•	Starting in Los Angeles, our largest market, we are bringing our digital and physical assets together in a seamless ecosystem to deliver outstanding services and experiences.

•
This includes investments in our supply chain capabilities, which are a critical enabler to better serve customers, improve our efficiencies, and better leverage inventory in our local markets. We have identified sites for our West Coast fulfillment center and local omni-channel hub, which are scheduled to open in late 2019.

•
Our Nordstrom Local concepts are another component of our local market strategy to engage with customers through more convenient access to product and services, such as buy online pick up in store, alterations, store reserve, and personal styling. This fall, we plan to open two additional locations in the Los Angeles market.

We are encouraged with our progress and we plan 2018 to be an inflection point for long-term profitable growth. We are confident in our path forward and are well-positioned to achieve our financial plans for the year and over the long-term.

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
We may not calculate certain metrics used to evaluate our business in a consistent manner among industry peers. Provided below are definitions of metrics we present within our analysis:

•	Comparable Sales – sales from stores that have been open at least one full year at the beginning of the year

•	Comparable sales include sales from our online channels

•	Due to the 53rd week in 2017, our 2018 comparable sales are reported on a like-for-like basis with no impact from event shifts or revenue recognition

•
Digital Sales – online sales and digitally assisted store sales which include Buy Online, Pickup in Store (“BOPUS”), Reserve Online, Try on in Store (Store Reserve) and Style Board, a digital selling tool

•	Gross Profit – net sales less cost of sales and related buying and occupancy costs

•	Inventory Turnover Rate – trailing 12-months cost of sales and related buying and occupancy costs divided by the trailing 4-quarter average inventory
Net Sales
During the first quarter of 2018, we adopted the new revenue recognition standard using the modified retrospective adoption method. Results beginning in the first quarter of 2018 are presented under the new Revenue Standard, while prior period amounts are not adjusted. Also beginning in 2018, we aligned our sales presentation with how we view the results of our operations internally and how our customers shop with us, by our Full-Price and Off-Price businesses.

•	Full-Price – Nordstrom U.S. full-line stores, Nordstrom.com, Canada, Trunk Club, Jeffrey and Nordstrom Local.

•	Off-Price – Nordstrom U.S. Rack stores, Nordstromrack.com/HauteLook and Last Chance clearance stores
The following table summarizes net sales and comparable sales for the quarter and six months ended August 4, 2018, compared with the same periods in fiscal 2017:

	Quarter Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales by business[1]:
Full-Price	$2,707	$2,850	$4,948	$5,006
Off-Price	1,273	1,189	2,502	2,341
Other	—	(322)	—	(351)
Total net sales	$3,980	$3,717	$7,450	$6,996

Comparable sales increase (decrease) by business:
Full-Price	4.1%	1.4%	2.6%	(0.4%)
Off-Price	4.0%	3.1%	2.2%	2.7%
Total Company	4.0%	1.7%	2.4%	0.6%

Digital sales as % of total net sales	34%	29%	31%	27%
1 We present our sales with how management views our results internally, including presenting 2018 under the new Revenue Standard and allocating our sales return reserve to Full-Price and Off-Price. For 2017, Other primarily included unallocated sales return, in-transit and loyalty related adjustments necessary to reconcile sales by business to total net sales.

16 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Total Company net sales increased 7.1% and 6.5% for the second quarter ended 2018 and six months ended August 4, 2018, compared with the same periods in 2017. This included an increase of approximately 100 basis points in the second quarter and 200 basis points for the six months ended August 4, 2018, primarily due to the impact of the new Revenue Standard as it relates to the timing of the Anniversary Sale. We expect a corresponding decrease of approximately 100 basis points in the third quarter of 2018. We do not expect the impact of adopting the new Revenue Standard to be material for the year ended February 2, 2019. We do expect the impact of the 53rd week in 2017 to result in a decrease of approximately 100 basis points in 2018 compared with 2017. Digital sales increased 23% in the second quarter ended 2018 and 21% in the six months ended August 4, 2018 compared with the same periods in 2017. To date in fiscal 2018, we opened our Nordstrom Men’s Store NYC and seven Nordstrom Rack stores and closed one full-line store and one Trunk Club clubhouse.
Full-Price net sales decreased 5.0% and 1.2% for the second quarter ended 2018 and six months ended August 4, 2018, compared with the same periods in 2017. This included a decrease of approximately 900 basis points for the second quarter and 400 basis points for the six months ended August 4, 2018, due primarily to the sales return reserve allocation and to a lesser extent the new Revenue Standard. We expect a corresponding increase of approximately 800 basis points in the third quarter of 2018 primarily related to the sales return reserve allocation. Full-Price sales reflected an increase in the average selling price per item sold and the number of items sold. The top-ranking merchandise categories were Kids’ Apparel and Beauty for the quarter and six months ended August 4, 2018.
Off-Price net sales increased 7.0% and 6.9% for the second quarter ended 2018 and six months ended August 4, 2018, compared with the same periods in 2017. This reflected an increase in the number of items sold, partially offset by a decrease in the average selling price per item sold. The increase in sales included a decrease of approximately 150 basis points for the second quarter and 50 basis points for the six months ended August 4, 2018, primarily due to the new Revenue Standard. Shoes was the top-performing merchandise category for the quarter and six months ended August 4, 2018.
Credit Card Revenue, Net
Credit program revenues, net includes our portion of the credit card revenue, net of credit losses, from credit card receivables pursuant to our program agreement with TD.
Credit card revenue, net was $87 for the quarter ended August 4, 2018, compared with $76 for the same period in 2017 and $179 for the six months ended August 4, 2018, compared with $152 for the same period in 2017. The increases of $11 and $27 for the quarter and six months ended August 4, 2018 were a result of our strategic partnership with TD to responsibly grow our receivables and associated revenues as well as efforts to drive new account growth.
Gross Profit
The following table summarizes gross profit:

	Quarter Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Gross profit	$1,391	$1,266	$2,573	$2,389
Gross profit as a % of net sales	35.0%	34.0%	34.5%	34.2%

			August 4, 2018	July 29, 2017
Inventory turnover rate			4.74	4.53
Our gross profit rate increased 91 basis points for the second quarter ended 2018 and 39 basis points for the six months ended August 4, 2018, compared with the same periods in 2017. This increase included a favorable shift of $30 million due to the impact of the new Revenue Standard as it relates to the timing of the Anniversary Sale, which is expected to fully reverse in the third quarter. In addition, the increase was driven by higher product margins from favorable regular price selling trends and leverage on occupancy expenses. Continued inventory execution led to improvements in inventory turnover rate as of August 4, 2018. For additional information on the impacts of the new Revenue Standard, see Note 2: Revenue in Item 1.

17 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) are summarized in the following table:

	Quarter Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Selling, general and administrative expenses	$1,232	$1,125	$2,353	$2,173
Selling, general and administrative expenses as a % of net sales	31.0%	30.3%	31.6%	31.1%
SG&A increased $107 and 71 basis points for the second quarter ended 2018 and $180 and 53 basis points for the six months ended August 4, 2018, primarily due to higher supply chain expenses related to planned growth and the Anniversary Sale.
Earnings Before Interest and Income Taxes
Earnings before interest and income taxes (“EBIT”) are summarized in the following table:

	Quarter Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Earnings before interest and income taxes	$246	$217	$399	$368
Earnings before interest and income taxes as a % of net sales	6.2%	5.8%	5.4%	5.3%
EBIT increased $29 and 33 basis points for the second quarter ended 2018 and $31 and 10 basis points for the six months ended August 4, 2018. The increase in EBIT included a favorable shift of $30 primarily due to the impact of the new Revenue Standard as it relates to the timing of the Anniversary Sale, which is expected to fully reverse in the third quarter.
Interest Expense, net
Interest expense, net was $28 for the second quarter ended 2018, compared with $29 for the same period in 2017, and $56 for the six months ended August 4, 2018, compared with $76 for the same period in 2017. The decrease for the six months ended August 4, 2018, is due to a net interest expense charge of $18 related to the $650 debt refinancing completed in the first quarter of 2017 (see Note 4: Debt and Credit Facilities in Item 1).
Income Tax Expense
Income tax expense is summarized in the following table:

	Quarter Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Income tax expense	$56	$78	$94	$119
Effective tax rate	25.7%	41.8%	27.4%	40.7%
The effective tax rate decreased for the second quarter ended 2018 and six months ended August 4, 2018, compared with the same periods in 2017, primarily due to the lower statutory tax rate enacted under the Tax Act.
Earnings Per Share
Earnings per share is as follows:

	Quarter Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Basic	$0.97	$0.66	$1.48	$1.04
Diluted	$0.95	$0.65	$1.46	$1.02
Earnings per diluted share increased $0.30 for the second quarter ended 2018 and increased $0.44 for the six months ended August 4, 2018, compared with the same periods in 2017 due to higher sales volume, a lower tax rate and the impact of the new Revenue Standard as it relates to the timing of the Anniversary Sale.

18 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Fiscal Year 2018 Outlook
We raised our annual outlook expectations for sales and earnings per diluted share to incorporate our first half results. Our current expectations for fiscal 2018 are as follows:

	Prior Outlook	Current Outlook
Net sales	$15.2 to $15.4 billion	$15.4 to $15.5 billion
Credit card revenues	Mid-teens growth	Mid-teens growth
Comparable sales (percent)	0.5 to 1.5	1.5 to 2
EBIT	$895 to $940 million	$925 to $960 million
Earnings per diluted share (excluding the impact of any future share repurchases)	$3.35 to $3.55	$3.50 to $3.65
Our updated full year outlook incorporated the following assumptions:

•	For the second half of fiscal 2018, we expect the third quarter to contribute approximately 30 percent of EBIT and the fourth quarter to contribute approximately 70 percent of EBIT.

•
Third quarter EBIT margin is expected to deleverage on fixed expenses and reflect an unfavorable shift of $30. This represents the reversal of the second quarter benefit of the new Revenue Standard as it relates to the timing of the Anniversary Sale.

•
Fourth quarter EBIT is expected to leverage from higher sales volume and reflect a favorable comparison of $16 from a one-time employee investment in 2017 associated with last year’s tax reform. When normalizing for this one-time impact, we anticipate the fourth quarter’s EBIT contribution to the second half will be generally consistent with historical trends.

19 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Adjusted Return on Invested Capital (“Adjusted ROIC”) (Non-GAAP financial measure)
We believe that Adjusted ROIC is a useful financial measure for investors in evaluating the efficiency and effectiveness of the capital we have invested in our business to generate returns. Adjusted ROIC adjusts our operating leases as if they met the criteria for capital leases or we had purchased the properties. This provides additional supplemental information that reflects the investment in our off-balance sheet operating leases, controls for differences in capital structure between us and our competitors and provides investors and credit agencies with another way to comparably evaluate the efficiency and effectiveness of our capital investments over time. In addition, we incorporate Adjusted ROIC into our executive incentive measures and it is an important indicator of shareholders’ return over the long term.
We define Adjusted ROIC as our adjusted net operating profit after tax divided by our average invested capital using the trailing 12-month average. Adjusted ROIC is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should be considered in addition to, and not as a substitute for, return on assets, net earnings, total assets or other financial measures prepared in accordance with GAAP. Our method of determining non-GAAP financial measures may differ from other companies’ methods and therefore may not be comparable to those used by other companies. Estimated depreciation on capitalized operating leases and average estimated asset base of capitalized operating leases are not calculated in accordance with, or an alternative for, GAAP and should not be considered in isolation or as a substitution of our results as reported under GAAP. The financial measure calculated under GAAP which is most directly comparable to Adjusted ROIC is return on assets.
For the 12 fiscal months ended August 4, 2018, our Adjusted ROIC increased to 10.8% compared with 8.9% for the 12 fiscal months ended July 29, 2017. Results for the prior period were negatively impacted by approximately 310 basis points due to the Trunk Club non-cash goodwill impairment charge in the third quarter of 2016.
The following is a reconciliation of the components of Adjusted ROIC and return on assets:

	12 Fiscal Months Ended
	August 4, 2018	July 29, 2017
Net earnings	$513	$364
Add: income tax expense[1]	329	346
Add: interest expense	124	139
Earnings before interest and income tax expense	966	849

Add: rent expense, net	249	230
Less: estimated depreciation on capitalized operating leases[2]	(133)	(123)
Adjusted net operating profit	1,082	956

Less: estimated income tax expense	(422)	(438)
Adjusted net operating profit after tax	$660	$518

Average total assets	$8,175	$8,018
Less: average non-interest-bearing current liabilities[3]	(3,371)	(3,173)
Less: average deferred property incentives and deferred rent liability[3]	(635)	(646)
Add: average estimated asset base of capitalized operating leases[2]	1,962	1,636
Average invested capital	$6,131	$5,835

Return on assets[4]	6.3%	4.5%
Adjusted ROIC[4]	10.8%	8.9%
1 Results for the 12 fiscal months ended August 4, 2018 include a $42 unfavorable impact related to the Tax Act.
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
4 Results for the 12 fiscal months ended July 29, 2017 include the $197 impact of the Trunk Club non-cash goodwill impairment charge in the third quarter of 2016, which negatively impacted the prior period return on assets by approximately 230 basis points and Adjusted ROIC by approximately 310 basis points.

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
Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments. We believe that as of August 4, 2018, our existing cash and cash equivalents on-hand of $1,343, available credit facility of $800 and potential future operating cash flows and borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives.
The following is a summary of our cash flows by activity:

	Six Months Ended
Fiscal year	August 4, 2018	July 29, 2017
Net cash provided by operating activities	$594	$574
Net cash used in investing activities	(290)	(308)
Net cash used in financing activities	(142)	(354)
Operating Activities
Net cash provided by operating activities increased $20 for the period ended August 4, 2018, compared with the same period in 2017, primarily due to the timing of the payments for inventory purchases and higher net earnings, partially offset by the timing of payroll and increased incentive compensation payouts, which included $16 for our one-time investment in employees paid in 2018 in response to the Tax Act.
Investing Activities
Net cash used in investing activities decreased $18 for the period ended August 4, 2018, compared with the same period in 2017, primarily due to planned reductions in capital expenditures, partially offset by the acquisitions of two retail technology companies, which were classified in other investing activities, net (see Note 1: Basis of Presentation in Item 1).
Financing Activities
Net cash used in financing activities decreased $212 for the period ended August 4, 2018, compared with the same period in 2017, primarily due to decreased share repurchase activity.
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

21 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Free Cash Flow (Non-GAAP financial measure)
Free Cash Flow is one of our key liquidity measures, and when used in conjunction with GAAP measures, provides investors with a meaningful analysis of our ability to generate cash from our business. For the six months ended August 4, 2018, we had Free Cash Flow of $388 compared with $239 for the six months ended July 29, 2017.
Beginning in the first quarter of fiscal 2018, we no longer adjust free cash flow for cash dividends paid. We believe this presentation is more reflective of our operating performance and more consistent with the way we manage our business, how our peers calculate free cash flows and prevailing industry practice. Prior period Free Cash Flow financial measures have been recast to conform with current period presentation.
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

	Six Months Ended
	August 4, 2018	July 29, 2017
Net cash provided by operating activities	$594	$574
Less: capital expenditures	(269)	(341)
Add: change in cash book overdrafts	63	6
Free Cash Flow	$388	$239
Adjusted EBITDA (Non-GAAP financial measure)
Adjusted earnings before interest, income taxes, depreciation and amortization (“EBITDA”) is our key financial metric to reflect our view of cash flow from net earnings. Adjusted EBITDA excludes significant items which are non-operating in nature in order to evaluate our core operating performance against prior periods. The financial measure calculated under GAAP which is most directly comparable to Adjusted EBITDA is net earnings. As of August 4, 2018 and July 29, 2017, Adjusted EBITDA was $697 and $650.
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

	Six Months Ended
	August 4, 2018	July 29, 2017
Net earnings	$249	$173
Add: income tax expense	94	119
Add: interest expense, net	56	76
Earnings before interest and income taxes	399	368

Add: depreciation and amortization expenses	338	320
Less: amortization of deferred property incentives	(40)	(38)
Adjusted EBITDA	$697	$650

22 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Credit Capacity and Commitments
As of August 4, 2018, we had total short-term borrowing capacity of $800 under our senior unsecured revolving credit facility (“revolver”) that expires in April 2020. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes. We have the option to increase the revolving commitment by up to $200, to a total of $1,000, provided that we obtain written consent from the lenders.
Our wholly owned subsidiary in Puerto Rico maintains a $52 unsecured borrowing facility to support our expansion into that market. The facility expires in Fall 2018 and borrowings on this facility incur interest based upon the LIBOR plus 1.275% per annum and also incur a fee based on any unused commitment. As of August 4, 2018, we had $47 outstanding on this facility.
As of August 4, 2018, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our revolver.
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
Debt Covenants
The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) leverage ratio of no more than four times. As of August 4, 2018, we were in compliance with this covenant.

23 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our goal is to manage debt levels to maintain an investment-grade credit rating and operate with an efficient capital structure. In evaluating our debt levels, this measure provides a reflection of our credit worthiness that could impact our credit rating and borrowing costs. We also have a debt covenant that requires an adjusted debt to EBITDAR leverage ratio of no more than four times. As of August 4, 2018, our Adjusted Debt to EBITDAR was 2.5, and as of July 29, 2017, it was 2.4.
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

	2018[1]	2017[1]
Debt	$2,734	$2,740
Add: estimated capitalized operating lease liability[2]	1,993	1,841
Adjusted Debt	$4,727	$4,581

Net earnings	$513	$364
Add: income tax expense[3]	329	346
Add: interest expense, net	115	136
Earnings before interest and income taxes	957	846

Add: depreciation and amortization expenses	683	646
Add: rent expense, net	249	230
Add: non-cash acquisition-related charges[4]	1	204
Adjusted EBITDAR	$1,890	$1,926

Debt to Net Earnings[5]	5.3	7.5
Adjusted Debt to EBITDAR	2.5	2.4
1 The components of Adjusted Debt are as of August 4, 2018 and July 29, 2017, while the components of Adjusted EBITDAR are for the 12 months ended August 4, 2018 and July 29, 2017.
2 Based upon the estimated lease liability as of the end of the period, calculated as the trailing 12 months of rent expense multiplied by eight. The multiple of eight times rent expense is a commonly used method of estimating the debt we would record for our leases that are classified as operating if they had met the criteria for a capital lease or we had purchased the property.
3 Results for the 12 fiscal months ended August 4, 2018 include a $42 unfavorable impact related to the Tax Act.
4 Non-cash acquisition-related charges for the 12 months ended July 29, 2017 include the goodwill impairment charge of $197 related to Trunk Club.
5 Results for the period ended July 29, 2017 include the $197 impact of the Trunk Club goodwill impairment charge, which approximates 260 basis points.

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
Except as disclosed in Note 2: Revenue of Item 1, pertaining to our adoption of the new Revenue Standard, there have been no significant changes to our significant accounting policies as described in our Annual Report on Form 10-K filed with the SEC on March 19, 2018.
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
Item 1A. Risk Factors.
There have been no other material changes to the risk factors we discussed in Part I, “Item 1A. Risk Factors” of our 2017 Annual Report on Form 10-K filed with the SEC on March 19, 2018, as updated by our subsequent quarterly report on Form 10-Q filed with the SEC on June 7, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) SHARE REPURCHASES
(Dollar and share amounts in millions, except per share amounts)
The following is a summary of our second quarter share repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 2018 (May 6, 2018 to June 2, 2018)	0.6	$48.26	0.6	$371
June 2018 (June 3, 2018 to July 7, 2018)	0.7	$50.99	0.7	$337
July 2018 (July 8, 2018 to August 4, 2018)	0.2	$50.78	0.2	$327
Total	1.5	$49.81	1.5
Our February 2017 Board authorized share repurchase program, which had $327 of remaining capacity as of August 4, 2018, expired on August 31, 2018. There was $319 of unused capacity upon program expiration. In August 2018, our Board of Directors authorized an additional program to repurchase up to $1,500 of our outstanding common stock, with no expiration date. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to market and economic conditions and applicable SEC rules.
Item 6. Exhibits.
Exhibits are incorporated herein by reference or are filed or furnished with this report as set forth in the Exhibit Index on page 27 hereof.

26 of 28

NORDSTROM, INC.
Exhibit Index

Exhibit		Method of Filing
3.1	Bylaws, as amended and restated as of May 8, 2018	Filed herewith electronically

10.1	Nordstrom, Inc. 2002 Nonemployee Director Stock Incentive Plan (2018 Amendment)	Filed herewith electronically

31.1	Certification of Co-President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of Co-President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Filed herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

27 of 28

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Anne L. Bramman
Anne L. Bramman
Chief Financial Officer
(Principal Financial Officer)

Date:	September 5, 2018

28 of 28