Form 10-Q
period 2018-11-03
NORDSTROM INC
filed 2018-12-10
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2018
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
YES ☐ NO ☑
Common stock outstanding as of November 28, 2018: 167,323,864 shares

1 of 30

NORDSTROM, INC.

2 of 30

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales	$3,648	$3,541	$11,097	$10,537
Credit card revenues, net	100	88	280	239
Total revenues	3,748	3,629	11,377	10,776
Cost of sales and related buying and occupancy costs	(2,435)	(2,315)	(7,311)	(6,921)
Selling, general and administrative expenses	(1,208)	(1,106)	(3,562)	(3,280)
Earnings before interest and income taxes	105	208	504	575
Interest expense, net	(25)	(28)	(81)	(104)
Earnings before income taxes	80	180	423	471
Income tax expense	(13)	(66)	(107)	(185)
Net earnings	$67	$114	$316	$286

Earnings per share:
Basic	$0.40	$0.68	$1.88	$1.72
Diluted	$0.39	$0.67	$1.85	$1.70

Weighted-average shares outstanding:
Basic	168.8	166.6	168.1	166.7
Diluted	172.4	168.8	171.0	168.8
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net earnings	$67	$114	$316	$286
Foreign currency translation adjustment	(3)	(11)	(18)	9
Post retirement plan adjustments, net of tax	1	—	3	2
Cumulative effect of adopted accounting standard	—	—	(5)	—
Comprehensive net earnings	$65	$103	$296	$297
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3 of 30

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	November 3, 2018	February 3, 2018	October 28, 2017
Assets
Current assets:
Cash and cash equivalents	$1,127	$1,181	$672
Accounts receivable, net	190	145	211
Merchandise inventories	2,614	2,027	2,434
Prepaid expenses and other	366	150	162
Total current assets	4,297	3,503	3,479

Land, property and equipment (net of accumulated depreciation of $6,517, $6,105 and $5,952)	3,858	3,939	3,940
Goodwill	249	238	238
Other assets	305	435	529
Total assets	$8,709	$8,115	$8,186

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,106	$1,409	$1,815
Accrued salaries, wages and related benefits	526	578	433
Other current liabilities	1,202	1,246	1,166
Current portion of long-term debt	8	56	57
Total current liabilities	3,842	3,289	3,471

Long-term debt, net	2,678	2,681	2,681
Deferred property incentives, net	465	495	510
Other liabilities	521	673	670

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 168.9, 167.0 and 166.6 shares issued and outstanding	3,029	2,816	2,785
Accumulated deficit	(1,777)	(1,810)	(1,899)
Accumulated other comprehensive loss	(49)	(29)	(32)
Total shareholders’ equity	1,203	977	854
Total liabilities and shareholders’ equity	$8,709	$8,115	$8,186
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4 of 30

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

				Accumulated
				Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Loss	Total
Balance at February 3, 2018	167.0	$2,816	($1,810)	($29)	$977
Cumulative effect of adopted accounting standards	—	—	60	(5)	55
Net earnings	—	—	316	—	316
Other comprehensive loss	—	—	—	(15)	(15)
Dividends ($1.11 per share)	—	—	(186)	—	(186)
Issuance of common stock under stock compensation plans	3.9	160	—	—	160
Stock-based compensation	0.9	53	—	—	53
Repurchase of common stock	(2.9)	—	(157)	—	(157)
Balance at November 3, 2018	168.9	$3,029	($1,777)	($49)	$1,203

				Accumulated
				Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Loss	Total
Balance at January 28, 2017	170.0	$2,707	($1,794)	($43)	$870
Net earnings	—	—	286	—	286
Other comprehensive earnings	—	—	—	11	11
Dividends ($1.11 per share)	—	—	(185)	—	(185)
Issuance of common stock under stock compensation plans	0.7	25	—	—	25
Stock-based compensation	0.5	53	—	—	53
Repurchase of common stock	(4.6)	—	(206)	—	(206)
Balance at October 28, 2017	166.6	$2,785	($1,899)	($32)	$854
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5 of 30

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine Months Ended
	November 3, 2018	October 28, 2017
Operating Activities
Net earnings	$316	$286
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses	498	479
Amortization of deferred property incentives and other, net	(49)	(62)
Deferred income taxes, net	11	(82)
Stock-based compensation expense	72	59
Change in operating assets and liabilities:
Accounts receivable	(45)	(11)
Merchandise inventories	(526)	(465)
Prepaid expenses and other assets	(78)	(35)
Accounts payable	554	419
Accrued salaries, wages and related benefits	(50)	(22)
Other current liabilities	(102)	(53)
Deferred property incentives	37	55
Other liabilities	4	29
Net cash provided by operating activities	642	597

Investing Activities
Capital expenditures	(429)	(536)
Other, net	(19)	29
Net cash used in investing activities	(448)	(507)

Financing Activities
Proceeds from long-term borrowings, net of discounts	—	635
Principal payments on long-term borrowings	(54)	(658)
Increase (decrease) in cash book overdrafts	34	(3)
Cash dividends paid	(186)	(185)
Payments for repurchase of common stock	(155)	(211)
Proceeds from issuances under stock compensation plans	160	25
Tax withholding on share-based awards	(19)	(7)
Other, net	(28)	(21)
Net cash used in financing activities	(248)	(425)

Net decrease in cash and cash equivalents	(54)	(335)
Cash and cash equivalents at beginning of period	1,181	1,007
Cash and cash equivalents at end of period	$1,127	$672

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes, net	$278	$291
Interest, net of capitalized interest	95	106
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
The Condensed Consolidated Financial Statements as of and for the periods ended November 3, 2018 and October 28, 2017 are unaudited. The Condensed Consolidated Balance Sheet as of February 3, 2018 has been derived from the audited Consolidated Financial Statements included in our 2017 Annual Report. The interim Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and related footnote disclosures contained in our 2017 Annual Report.
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
Estimated Non-recurring Charge
During the third quarter of 2018, we recognized a non-recurring estimated credit-related charge (“Estimated Non-recurring Charge”) of $72, or $49 net of tax, resulting from some delinquent Nordstrom credit card accounts being charged higher interest in error. We estimate that less than 4% of Nordstrom cardmembers will receive a cash refund or credit to outstanding balances, with most receiving less than one hundred dollars.
We have taken action, including the appropriate steps to address this issue and recorded an estimated charge representing our costs through the third quarter of 2018 which are comprised primarily of amounts we intend to refund to impacted cardmembers. The Estimated Non-recurring Charge increased our selling, general and administrative expenses on our Consolidated Statement of Earnings and other current liabilities on our Consolidated Balance Sheet. Of the $72 Estimated Non-recurring Charge, approximately $16 is a prior period misstatement recognized in the third quarter of 2018. As this out of period adjustment is not material to previously reported amounts in any prior periods, we recorded it all in the third quarter of 2018 instead of revising prior periods presented.
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

7 of 30

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, which was subsequently amended in July 2018 by ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). This ASU increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as right-of-use assets and lease liabilities. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification dictates whether lease expense is to be recognized based on an effective interest method or on a straight-line basis over the term of the lease. Additional qualitative and quantitative disclosures will be required to give financial statement users information on the amount, timing and judgments related to a reporting entity’s cash flows arising from leases. We plan to adopt this ASU in the first quarter of 2019 using the additional (and optional) transition method provided in ASU 2018-11, which would allow for application of the guidance at the beginning of the period in which it is adopted by recognizing a cumulative-effect adjustment to the opening balance of retained earnings. We expect the adoption of this standard will result in a material increase in noncurrent assets and noncurrent liabilities on our Consolidated Balance Sheet. We are currently evaluating additional impacts this guidance may have on our Consolidated Financial Statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. Under this new guidance, if the carrying amount of a reporting unit exceeds its estimated fair value, an impairment charge shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. This guidance is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests. We are currently evaluating the impact this guidance would have on our Consolidated Financial Statements.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This new guidance allows a reclassification from accumulated other comprehensive loss to accumulated deficit for certain tax effects resulting from the 2017 Tax Cuts and Jobs Act (“Tax Act”), which could not be recorded under prior guidance. We elected to early adopt this standard in the first quarter of 2018 and reclassified $5 of tax impacts resulting from the change in the federal corporate tax rate, decreasing the beginning accumulated deficit for the nine months ended November 3, 2018.
In August 2018, the Securities and Exchange Commission (“SEC”) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the Condensed Consolidated Statements of Shareholders’ Equity for interim financial statements. Under the amendments, an analysis of changes in each caption of shareholders’ equity presented in the Condensed Consolidated Balance Sheets must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which the Condensed Consolidated Statement of Comprehensive Earnings is required to be filed. This final rule is effective for us in the fourth quarter of 2018. With respect to the Condensed Consolidated Statements of Shareholders’ Equity, the SEC provided relief on the effective date until the first quarter of 2019. The adoption of this final rule will not have a material effect on our Consolidated Financial Statements.

8 of 30

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 2: REVENUE
During the first quarter of fiscal 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers, and all related amendments (“Revenue Standard”), using the modified retrospective adoption method. Results for reporting periods beginning in the first quarter of 2018 are presented under the new Revenue Standard while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605 — Revenue Recognition. Upon adoption, we recorded a net cumulative effect adjustment to decrease beginning accumulated deficit of $55. We do not expect the impact of adopting the new Revenue Standard to be material to our Consolidated Statement of Earnings for the year ended February 2, 2019. The impact of adoption on our Condensed Consolidated Balance Sheet for the period ended November 3, 2018 was as follows:

	November 3, 2018
	As Reported	Revenue Standard Adjustment	Excluding Impact of Revenue Standard
Assets
Merchandise inventories	$2,614	$46	$2,660
Prepaid expenses and other	366	(130)	236
Other assets	305	96	401

Liabilities and Shareholders’ Equity
Other current liabilities	1,202	(17)	1,185
Other liabilities	521	110	631
Accumulated deficit	(1,777)	(81)	(1,858)
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
We reduce sales and cost of sales by an estimate of customer merchandise returns, which is calculated based on historical return patterns, and record a sales return reserve and an estimated returns asset. Our sales return reserve is classified in other current liabilities and our estimated returns asset, calculated based on the cost of merchandise sold, is classified in prepaid expenses and other on the Condensed Consolidated Balance Sheet. Due to the seasonality of our business, these balances typically increase with higher sales occurring in the last month of a period, such as the Anniversary Sale at the end of the second quarter, and decrease in the following period. Prior to 2018, the estimated cost of merchandise returned was netted with our sales return reserve in other current liabilities.
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

9 of 30

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

LOYALTY PROGRAM
We evolved our customer loyalty program with the launch of The Nordy Club in October 2018, which incorporates a traditional point system and the favorite benefits of our previous program, while providing customers exclusive access to products and events, enhanced services, personalized experiences and more convenient ways to shop. Customers accumulate points based on their level of spending and type of participation. Upon reaching certain point thresholds, customers receive Nordstrom Notes (“Notes”), which can be redeemed for goods or services offered at Nordstrom full-line stores, Nordstrom.com, Nordstrom Rack and Nordstromrack.com/HauteLook. Nordstrom cardmembers can also earn rewards at Trunk Club. The Nordy Club member benefits will vary based on the level of customer spend, and include Personal Double Points days, shopping and fashion events and the ability to Reserve Online and Try In Store. Customers who participate in The Nordy Club loyalty program through our credit and debit cards receive additional benefits, and can vary depending on the level of spend, including early access to the Anniversary Sale, Nordstrom to You (an in-home stylist) and incremental accumulation of points towards Notes. For more information regarding The Nordy Club, visit Nordstrom.com/NordyClub.
As our customers earn points and Notes in the loyalty program, a portion of underlying sales revenue is deferred. We recognize the revenue and related cost of sale when the Notes are ultimately redeemed. The amount of revenue deferred is based on an estimated stand-alone selling price of the points, Notes and other loyalty benefits, such as alterations, and included in other current liabilities on the Condensed Consolidated Balance Sheet. Other benefits of the loyalty program, including shopping and fashion events, are recorded in selling, general and administrative expenses as these are not a material right of the program.
Our outstanding performance obligation for The Nordy Club consists primarily of unredeemed points and Notes and was $154 as of November 3, 2018. Almost all Notes are redeemed within six months of issuance. We record breakage revenue of unused points and unredeemed Notes based on expected customer redemption. We estimate, based on historical usage, that 6% of Notes will be unredeemed and recognized as revenue. Prior to 2018, we estimated the net cost of Notes that will be issued and redeemed and recorded this cost as rewards points were accumulated. These costs, as well as reimbursed alterations, were recorded in cost of sales as we provided customers with products and services for these rewards.
GIFT CARDS
We record deferred revenue from the sale of gift cards at the time of purchase. As gift cards are redeemed, we recognize revenue and reduce our contract liability. Though our gift cards do not have an expiration date, we include this deferred revenue in other current liabilities on the Condensed Consolidated Balance Sheet as customers can redeem gift cards at any time.
As of November 3, 2018, our outstanding performance obligation for unredeemed gift cards was $296. Almost all gift cards are redeemed within two years of issuance. We record breakage revenue on unused gift cards based on expected customer redemption. We estimate, based on historical usage, that 2% will be unredeemed and recognized as revenue. Prior to 2018, gift card breakage was recorded in selling, general and administrative expenses and was estimated based on when redemption was considered remote.
Contract Liabilities
Under the new Revenue Standard, contract liabilities represent our obligation to transfer goods or services to customers and include deferred revenue for The Nordy Club (including points and Notes) and gift cards. Our contract liabilities are classified as current on the Condensed Consolidated Balance Sheet. Our contract liabilities are as follows:

Contract Liabilities
Opening balance as of February 4, 2018	$498
Balance as of May 5, 2018	460
Balance as of August 4, 2018	445
Ending balance as of November 3, 2018	450
The amount of revenue recognized from our beginning contract liability balance was $116 for the third quarter of 2018 and $272 for the nine months ended November 3, 2018.

10 of 30

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

Disaggregation of Revenue
The following table summarizes our disaggregated net sales:

	Quarter Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Full-Price[1]	$2,367	$2,173	$7,314	$7,179
Off-Price[1]	1,281	1,178	3,783	3,519
Other[1]	—	190	—	(161)
Total net sales	$3,648	$3,541	$11,097	$10,537

Digital sales as % of total net sales[2]	26%	23%	30%	26%
1 We present our sales in the way that management views our results internally, including presenting 2018 under the new Revenue Standard and allocating our sales return reserve and the loyalty related adjustments to Full-Price and Off-Price. Amounts in 2018 related to adoption of the new Revenue Standard have not been recast for any prior periods due to the modified retrospective method of adoption. For 2017, Other primarily included unallocated sales return, in-transit and loyalty related adjustments necessary to reconcile sales by business to total net sales. If we applied the sales return reserve allocation and the loyalty related adjustments to the third quarter and nine months ended October 28, 2017, Full-Price net sales would increase $155 and decrease $115, Off-Price net sales would decrease $16 and $45 and Other net sales would decrease $139 and increase $160. We typically see timing shifts between the second and third quarters primarily due to the seasonal timing of the Anniversary Sale in July.
2 Digital sales are online sales and digitally assisted store sales which include Buy Online, Pickup in Store (“BOPUS”), Reserve Online, Try on in Store (Store Reserve) and Style Boards, a digital selling tool.
The following table summarizes the percent of net sales by merchandise category:

	November 3, 2018
	Quarter Ended	Nine Months Ended
Women’s Apparel	32%	33%
Shoes	24%	24%
Men’s Apparel	16%	16%
Women’s Accessories	10%	10%
Beauty	11%	11%
Kids’ Apparel	4%	4%
Other	3%	2%
Total	100%	100%

11 of 30

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 3: SEGMENT REPORTING
We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments. In the first quarter of 2018, as a result of the evolution of our operations, our reportable segments have become progressively more integrated such that we have changed to one reportable “Retail” segment to align with how management operates and evaluates and views the results of our operations. Our principal executive officer, who is our chief operating decision maker (“CODM”), reviews results on a total company, Full-Price and Off-Price basis and uses earnings before interest and taxes as a measure of profitability. We completed the reporting and budgeting in the first quarter of 2018 to better align with how the CODM allocates resources and assesses business performance. As part of this evolution, we now allocate our previous Credit segment results across our other businesses while credit assets are included in Corporate/Other.
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
The following table sets forth information for our reportable segment:

	Quarter Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Retail segment earnings before interest and income taxes[1]	$171	$152	$701	$696
Corporate/Other (loss) earnings before interest and income taxes[1]	(66)	56	(197)	(121)
Interest expense, net	(25)	(28)	(81)	(104)
Earnings before income taxes	$80	$180	$423	$471
1 We present our segment results in the way that management views our results internally, including allocating our sales return reserve and the loyalty related adjustments to Full-Price and Off-Price in 2018. Amounts in 2018 reflect the adoption of the new Revenue Standard, whereas 2017 amounts have not been recast due to the modified retrospective method of adoption described in Note 2: Revenue. If we applied the sales return reserve allocation and the loyalty related adjustments to the third quarter and nine months ended October 28, 2017, Retail segment earnings before interest and income taxes would increase $78 and $10 and Corporate/Other earnings before interest and income taxes would decrease $78 and Corporate/Other loss before interest and income taxes would increase $10. We typically see timing shifts between the second and third quarters primarily due to the seasonal timing of the Anniversary Sale in July.

12 of 30

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 4: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt, including capital leases, is as follows:

	November 3, 2018	February 3, 2018	October 28, 2017
Secured
Mortgage payable, 7.68%, due April 2020	$12	$17	$20
Other	—	1	1
Total secured debt	12	18	21

Unsecured
Net of unamortized discount:
Senior notes, 4.75%, due May 2020	500	500	499
Senior notes, 4.00%, due October 2021	500	500	500
Senior notes, 4.00%, due March 2027	349	349	349
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 7.00%, due January 2038	146	146	146
Senior notes, 5.00%, due January 2044	894	892	891
Other[1]	(15)	32	32
Total unsecured debt	2,674	2,719	2,717

Total long-term debt	2,686	2,737	2,738
Less: current portion	(8)	(56)	(57)
Total due beyond one year	$2,678	$2,681	$2,681
1 Other unsecured debt includes our deferred bond issue costs as of November 3, 2018. As of February 3, 2018 and October 28, 2017, Other included our Puerto Rico unsecured borrowing facility partially offset by deferred bond issue costs.
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
Credit Facilities
As of November 3, 2018, we had total short-term borrowing capacity available of $800. In September 2018, we renewed our existing $800 senior unsecured revolving credit facility (“revolver”), extending the expiration from April 2020 to September 2023. Our revolver contains customary representations, warranties, covenants and terms, which are substantially similar to our 2015 revolver. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes. Provided that we obtain written consent from the lenders, we have the option to increase the revolving commitment by up to $200, to a total of $1,000, and two options to extend the revolving commitment by one year.
The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) leverage ratio of no more than four times. As of November 3, 2018, we were in compliance with this covenant.
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

13 of 30

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

As of November 3, 2018, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our revolver.
Our wholly owned subsidiary in Puerto Rico maintained a $52 unsecured borrowing facility to support our expansion into that market. Borrowings on this facility incurred interest at an annual rate based upon LIBOR plus 1.275% and also incurred a fee based on any unused commitment. During the third quarter, we fully repaid $47 outstanding on this facility, which was included in the current portion of long-term debt. In November 2018, subsequent to quarter end, this facility expired.
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
Financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable and accounts payable, which approximate fair value due to their short-term nature, and long-term debt.
We estimate the fair value of our long-term debt using quoted market prices of the same or similar issues and, as such, this is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	November 3, 2018	February 3, 2018	October 28, 2017
Carrying value of long-term debt	$2,686	$2,737	$2,738
Fair value of long-term debt	2,700	2,827	2,840
Non-financial Assets Measured at Fair Value on a Nonrecurring Basis
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. There were no material impairment charges for these assets for the nine months ended November 3, 2018 and October 28, 2017.
NOTE 6: COMMITMENTS AND CONTINGENCIES
Plans for our Nordstrom NYC store, which we currently expect to open in 2019, ultimately include owning a condominium interest in a mixed-use tower and leasing certain nearby properties. As of November 3, 2018, we had approximately $289 of fee interest in land, which is expected to convert to the condominium interest once the store is constructed. We have committed to make future installment payments based on the developer meeting pre-established construction and development milestones. In the event that this project is not completed, the opening may be delayed and we may be subject to future losses or capital commitments in order to complete construction or to monetize our investment.
NOTE 7: SHAREHOLDERS’ EQUITY
In February 2017, our Board of Directors authorized a new program to repurchase up to $500 of our outstanding common stock through August 31, 2018. There was $319 of unused capacity upon this program’s expiration. In August 2018, our Board of Directors authorized a program to repurchase up to $1,500 of our outstanding common stock, with no expiration date.
Under the February 2017 program until it expired and then under the August 2018 program, we repurchased 2.9 shares of our common stock under both programs for an aggregate purchase price of $157 during the nine months ended November 3, 2018. We had $1,438 remaining in share repurchase capacity as of November 3, 2018. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to market and economic conditions and applicable SEC rules.
In November 2018, subsequent to quarter end, we declared a quarterly dividend of $0.37 per share, which will be paid on December 11, 2018 to holders of record as of November 26, 2018.

14 of 30

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 8: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Restricted stock units	$17	$13	$57	$40
Stock options	3	5	9	13
Other	1	1	6	6
Total stock-based compensation expense, before income tax benefit	21	19	72	59
Income tax benefit	(5)	(7)	(18)	(22)
Total stock-based compensation expense, net of income tax benefit	$16	$12	$54	$37
The following table summarizes our grant allocations:

	Nine Months Ended
	November 3, 2018		October 28, 2017
	Granted	Weighted-average grant-date fair value per unit	Granted	Weighted-average grant-date fair value per unit
Restricted stock units	2.2	$49	1.9	$42
Stock options	—	—	0.3	$16
Performance share units	—	—	0.1	$40
NOTE 9: EARNINGS PER SHARE
The computation of earnings per share is as follows:

	Quarter Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net earnings	$67	$114	$316	$286

Basic shares	168.8	166.6	168.1	166.7
Dilutive effect of common stock equivalents	3.6	2.2	2.9	2.1
Diluted shares	172.4	168.8	171.0	168.8

Earnings per basic share	$0.40	$0.68	$1.88	$1.72
Earnings per diluted share	$0.39	$0.67	$1.85	$1.70

Anti-dilutive common stock equivalents	1.8	10.0	5.5	10.8

15 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts)

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

•
timely and effective implementation of our plans to evolve our business model, including development of applications for electronic devices, improvement of customer-facing technologies, timely delivery of products purchased digitally, enhancement of inventory management systems, greater and more fluid inventory availability between our digital channels and retail store locations, increased reliance on third parties and greater consistency in marketing and pricing strategies, as well as our ability to manage the costs associated with this evolving business model,

•
our ability to evolve our business model as necessary to respond to the business and retail environment, as well as fashion trends and consumer preferences, including changing expectations of service and experience in stores and online,

•
our ability to properly balance our investments in existing and new store locations, especially our investments in our Nordstrom Men’s Store NYC and Nordstrom NYC and our Los Angeles market integration,

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

16 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts)

These and other factors, including those factors described in Part I, “Item 1A. Risk Factors” in our 2017 Annual Report on Form 10-K and Part II, “Item 1A. Risk Factors” in subsequent Quarterly Reports, including this Quarterly Report on Form 10-Q, could affect our financial results and cause actual results to differ materially from any forward-looking information we may provide. We undertake no obligation to update or revise any forward-looking statements to reflect subsequent events, new information or future circumstances, except as may be required by law.
OVERVIEW
With our aspiration to be the best fashion retailer in a digital world, we are focused on better serving customers through our three strategic pillars: providing a compelling product offering, delivering exceptional services and experiences, and leveraging the strength of the Nordstrom brand.
For the third quarter, net earnings were $67, or $0.39 per diluted share, which included the Estimated Non-recurring Charge of $72, or $0.28 per diluted share (see Note 1: Basis of Presentation in Item 1). We sincerely apologize to cardmembers impacted by the Estimated Non-recurring Charge. We realize customers and shareholders place a great deal of trust in us, and that is a responsibility we take seriously. Excluding this charge, earnings were slightly ahead of our expectations, and we expect to achieve an inflection point for profitable growth this year. Our net sales grew 3.0% for the third quarter and comparable sales increased 2.3%, reflecting ongoing strength in our Full-Price and Off-Price businesses.
During the third quarter, we demonstrated ongoing progress in executing our strategy and delivering on our long-term financial commitments:

•
Our early investments in digital capabilities are paying off. The combination of our digital capabilities with our local market assets have enabled us to be at the forefront of serving customers on their terms. We recently celebrated the 20th anniversary of Nordstrom.com, which has grown to approximately 2.5 million visitors per day and ranks among the top 10 e-commerce retailers in the United States. Our overall digital sales increased by 20% on a year-to-date basis and made up 30% of our business.

•
Our generational investments continue to scale, contributing approximately half of our year-to-date sales increase. Nordstromrack.com/HauteLook is on track to exceed $1 billion in sales this year. Trunk Club has delivered sales growth of nearly 50% year-to-date, demonstrating successful efforts to improve the customer offer. We continued our expansion into Canada with three additional Nordstrom Racks and expect further synergies from having a Full-Price and Off-Price presence. In the Manhattan market, we’re building on our learnings from our men’s store opening last spring as we plan our Nordstrom NYC store opening in the fall of 2019.

•
Our strategic brand partnerships enable us to offer compelling products to customers and strengthen our product margins. This includes collaborations with fashion influencers, such as Something Navy and Atlantic-Pacific, to provide inspiration and a sense of discovery for customers. In the third quarter, strategic brand sales grew 8%, making up approximately 45% of Full-Price sales.

•
Our local market strategy leverages inventory, along with our digital and physical capabilities, to serve customers in new and relevant ways. Beginning in Los Angeles, our largest market, we have launched “Get It Fast”, a new feature that provides a significantly expanded view of merchandise selection that is available next day. In addition, we opened two additional Nordstrom Local neighborhood hubs, in Brentwood and downtown, to provide customers with more convenient access to our services.

•
Our loyalty program is another way for us to leverage the strength of the Nordstrom brand and engage with customers in more personalized ways. In October, we introduced The Nordy Club, an evolution of our loyalty program that offers enhanced services and personalized experiences, as well as a faster earn rate for credit cardmembers.

We remain focused on driving higher shareholder returns through three key deliverables: growing market share, improving profitability and shareholder returns, and continuing our disciplined capital allocation approach. We believe our combination of digital capabilities and local market assets - our people, product, and place - make us uniquely positioned for success in the market. We are well-positioned to execute against our long-term plans and deliver a differentiated customer experience.

17 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

RESULTS OF OPERATIONS
In our ongoing effort to enhance the customer experience, we are focused on providing customers with a seamless experience across our channels. We invested early in our omni-channel capabilities, integrating our operations, merchandising and technology across our stores and online, in both our Full-Price and Off-Price businesses. While our customers may engage with us through multiple channels, we know they value the overall Nordstrom brand experience and view us simply as Nordstrom, which is ultimately how we view our business. We have one reportable segment in 2018, Retail, and analyze our results on a total Company basis.
We may not calculate certain metrics used to evaluate our business in a consistent manner among industry peers. Provided below are definitions of metrics we present within our analysis:

•	Comparable Sales – sales from stores that have been open at least one full year at the beginning of the year

•	Comparable sales include sales from our online channels and actual returns. Comparable sales do not include our estimate for sales return reserve.

•	Due to the 53rd week in 2017, our 2018 comparable sales are reported on a like-for-like basis with no impact from calendar shifts or revenue recognition

•
Digital Sales – online sales and digitally assisted store sales which include Buy Online, Pickup in Store (“BOPUS”), Reserve Online, Try on in Store (Store Reserve) and Style Board, a digital selling tool

•	Gross Profit – net sales less cost of sales and related buying and occupancy costs

•	Inventory Turnover Rate – trailing 4-quarter cost of sales and related buying and occupancy costs divided by the trailing 4-quarter average inventory
Net Sales
During the first quarter of 2018, we adopted the new Revenue Standard using the modified retrospective adoption method (see Note 2: Revenue in Item 1). Results beginning in the first quarter of 2018 are presented under the new Revenue Standard, while prior period amounts are not adjusted. Also beginning in 2018, we aligned our sales presentation with how we view the results of our operations internally and how our customers shop with us, by our Full-Price and Off-Price businesses.

•	Full-Price – Nordstrom U.S. full-line stores, Nordstrom.com, Canada, Trunk Club, Jeffrey and Nordstrom Local

•	Off-Price – Nordstrom U.S. Rack stores, Nordstromrack.com/HauteLook and Last Chance clearance stores
The following table summarizes net sales and comparable sales for the quarter and nine months ended November 3, 2018, compared with the same periods in fiscal 2017:

	Quarter Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales by business[1]:
Full-Price	$2,367	$2,173	$7,314	$7,179
Off-Price	1,281	1,178	3,783	3,519
Other	—	190	—	(161)
Total net sales	$3,648	$3,541	$11,097	$10,537

Comparable sales increase (decrease) by business:
Full-Price	0.4%	(1.9%)	1.9%	(0.9%)
Off-Price	5.8%	0.8%	3.4%	2.0%
Total Company	2.3%	(0.9%)	2.4%	0.1%

Digital sales as % of total net sales	26%	23%	30%	26%
1 We present our sales in the way that management views our results internally, including presenting 2018 under the new Revenue Standard and allocating our sales return reserve and the loyalty related adjustments to Full-Price and Off-Price. For 2017, Other primarily included unallocated sales return, in-transit and loyalty related adjustments necessary to reconcile sales by business to total net sales.

18 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Total Company net sales increased 3.0% and 5.3% for the third quarter and nine months ended November 3, 2018, compared with the same periods in 2017. This included a decrease of approximately 100 basis points in the third quarter primarily due to the new Revenue Standard as it relates to the timing of the Anniversary Sale and an increase of approximately 100 basis points for the nine months ended November 3, 2018, primarily due to timing shifts from the 53rd week in 2017. We do not expect the impact of adopting the new Revenue Standard to be material for the year ended February 2, 2019. We do expect the impact of the 53rd week in 2017 to result in a decrease of approximately 100 basis points for the year ended February 2, 2019 when compared with the prior period. Digital sales increased 18% in the third quarter of 2018 and 20% in the nine months ended November 3, 2018, compared with the same periods in 2017. To date in fiscal 2018, we opened our Nordstrom Men’s Store NYC, twelve Nordstrom Rack stores, one Jeffrey boutique, and two Nordstrom Local stores. We closed one full-line store and one Trunk Club clubhouse.
Full-Price net sales increased 8.9% and 1.9% for the third quarter and nine months ended November 3, 2018, compared with the same periods in 2017. This included an increase of approximately 700 basis points for the third quarter due primarily to the sales return reserve allocation and a decrease of 100 basis points for the nine months ended November 3, 2018, due primarily to the new Revenue Standard. Full-Price sales reflected an increase in the average selling price per item sold, partially offset by a decrease in number of items sold for the third quarter of 2018. For the nine months ended November 3, 2018, Full-Price sales reflected an increase in both the average selling price per item sold and number of items sold. The top-ranking merchandise categories were Kids’ Apparel and Beauty for the quarter and nine months ended November 3, 2018.
Off-Price net sales increased 8.7% and 7.5% for the third quarter and nine months ended November 3, 2018, compared with the same periods in 2017. This reflected an increase in the number of items sold, partially offset by a decrease in the average selling price per item sold. The increase in sales included a decrease of approximately 100 basis points for the third quarter and 50 basis points for the nine months ended November 3, 2018 due primarily to the new Revenue Standard. Shoes was the top-performing merchandise category for the quarter and nine months ended November 3, 2018.
Credit Card Revenue, Net
Credit program revenues, net includes our portion of the credit card revenue, net of credit losses, from credit card receivables pursuant to our program agreement with TD.
Credit card revenue, net was $100 for the third quarter, compared with $88 for the same period in 2017 and $280 for the nine months ended November 3, 2018, compared with $239 for the same period in 2017. The increases of $12 and $41 for the quarter and nine months ended November 3, 2018 were a result of our strategic partnership with TD to responsibly grow our receivables and associated revenues as well as efforts to drive new account growth.
Gross Profit
The following table summarizes gross profit:

	Quarter Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Gross profit	$1,213	$1,226	$3,786	$3,616
Gross profit as a % of net sales	33.3%	34.6%	34.1%	34.3%

			November 3, 2018	October 28, 2017
Inventory turnover rate			4.56	4.39
Our gross profit rate decreased 137 basis points for the third quarter of 2018 and 19 basis points for the nine months ended November 3, 2018, compared with the same periods in 2017. The decrease in the third quarter was primarily due to timing, including the $30 impact of the new Revenue Standard as it relates to the timing of the Anniversary Sale, and the mix impact of Off-Price growth at a lower product margin rate. The decrease in the nine months ended November 3, 2018 was primarily due to the mix impact of higher Off-Price growth. Overall, continued inventory execution led to improvements in inventory turnover rate as of November 3, 2018.

19 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) are summarized in the following table:

	Quarter Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Selling, general and administrative expenses	$1,208	$1,106	$3,562	$3,280
Selling, general and administrative expenses as a % of net sales	33.1%	31.2%	32.1%	31.1%
SG&A increased $102 and 188 basis points for the third quarter of 2018 and $282 and 97 basis points for the nine months ended November 3, 2018. The dollar and basis points increases were primarily due to the Estimated Non-recurring Charge of $72 in the third quarter of 2018 (see Note 1: Basis of Presentation in Item 1). In addition, SG&A increased in the third quarter and nine months ended November 3, 2018 primarily due to higher supply chain expenses related to planned growth.
Earnings Before Interest and Income Taxes
Earnings before interest and income taxes (“EBIT”) are summarized in the following table:

	Quarter Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Earnings before interest and income taxes	$105	$208	$504	$575
Earnings before interest and income taxes as a % of net sales	2.9%	5.9%	4.5%	5.5%
EBIT decreased $103 and 298 basis points for the third quarter of 2018 and $71 and 92 basis points for the nine months ended November 3, 2018. The decreases were primarily due to the Estimated Non-recurring Charge of $72 (see Note 1: Basis of Presentation in Item 1).
Interest Expense, net
Interest expense, net was $25 for the third quarter of 2018, compared with $28 for the same period in 2017, and $81 for the nine months ended November 3, 2018, compared with $104 for the same period in 2017. The decrease for the nine months ended November 3, 2018, is due to a net interest expense charge of $18 related to the $650 debt refinancing completed in the first quarter of 2017 (see Note 4: Debt and Credit Facilities in Item 1).
Income Tax Expense
Income tax expense is summarized in the following table:

	Quarter Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Income tax expense	$13	$66	$107	$185
Effective tax rate	16.4%	36.7%	25.3%	39.2%
The effective tax rate decreased for the third quarter of 2018, compared with the same period in 2017, primarily due to the lower statutory tax rate enacted under the Tax Act and the tax impact of the Estimated Non-recurring Charge (see Note 1: Basis of Presentation in Item 1). The effective tax rate decreased for the nine months ended November 3, 2018, compared with the same period in 2017, primarily due to the lower statutory tax rate enacted under the Tax Act.

20 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Earnings Per Share
Earnings per share is as follows:

	Quarter Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Basic	$0.40	$0.68	$1.88	$1.72
Diluted	$0.39	$0.67	$1.85	$1.70
Earnings per diluted share decreased $0.28 for the third quarter of 2018, compared with the same period in 2017, primarily due to the Estimated Non-recurring Charge (see Note 1: Basis of Presentation in Item 1), which had an impact of $0.28 per share. Earnings per diluted share increased $0.15 for the nine months ended November 3, 2018, compared with the same period in 2017 due to higher sales volume and a lower tax rate, partially offset by the Estimated Non-recurring Charge.
Fiscal Year 2018 Outlook
Excluding the Estimated Non-recurring Charge of $72, or $0.28 per diluted share (see Note 1: Basis of Presentation in Item 1) we remain on track to achieve an inflection point for profitable growth in fiscal 2018. We updated our annual outlook to incorporate third quarter results. For comparability, the following table includes the current and prior outlook excluding the Estimated Non-recurring Charge:

	Prior Outlook	Current Outlook
Net sales	$15.4 to $15.5 billion	$15.5 to $15.6 billion
Comparable sales (percent)	1.5 to 2	Approximately 2
Credit card revenues	Mid-teens growth	Mid-teens growth
EBIT (including impact of Estimated Non-recurring Charge)	—	$863 to $888 million
Earnings per diluted share (excluding the impact of any future share repurchases)	—	$3.27 to $3.37
EBIT (excluding impact of Estimated Non-recurring Charge)	$925 to $960 million	$935 to $960 million
Earnings per diluted share (excluding the impact of Estimated Non-recurring Charge and any future share repurchases)	$3.50 to $3.65	$3.55 to $3.65
Our outlook includes the following considerations:

•	The 53rd week in 2017 added approximately $220 to total net sales and was estimated to impact earnings per diluted share by $0.05.

•	Fourth quarter EBIT is expected to reflect a favorable comparison of $16 from a one-time employee investment associated with last year’s tax reform.

21 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Adjusted ROIC (Non-GAAP financial measure)
We believe that Adjusted ROIC is a useful financial measure for investors in evaluating the efficiency and effectiveness of the capital we have invested in our business to generate returns. Adjusted ROIC adjusts our operating leases as if they met the criteria for capital leases or we had purchased the properties. This provides additional supplemental information that reflects the investment in our off-balance sheet operating leases, controls for differences in capital structure between us and our competitors and provides investors and credit agencies with another way to comparably evaluate the efficiency and effectiveness of our capital investments over time. In addition, we incorporate Adjusted ROIC into our executive incentive measures and it is an important indicator of shareholders’ return over the long term.
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
For the 12 fiscal months ended November 3, 2018, our Adjusted ROIC decreased to 10.0% compared with 10.7% for the 12 fiscal months ended October 28, 2017. The following is a reconciliation of the components of Adjusted ROIC and return on assets:

	12 Fiscal Months Ended
	November 3, 2018	October 28, 2017
Net earnings	$467	$488
Add: income tax expense[1]	276	376
Add: interest expense	124	139
Earnings before interest and income tax expense	867	1,003

Add: rent expense, net	251	237
Less: estimated depreciation on capitalized operating leases[2]	(134)	(126)
Adjusted net operating profit	984	1,114

Less: estimated income tax expense	(365)	(486)
Adjusted net operating profit after tax	$619	$628

Average total assets	$8,269	$8,009
Less: average non-interest-bearing current liabilities[3]	(3,429)	(3,211)
Less: average deferred property incentives and deferred rent liability[3]	(625)	(646)
Add: average estimated asset base of capitalized operating leases[2]	1,994	1,718
Average invested capital	$6,209	$5,870

Return on assets[4]	5.6%	6.1%
Adjusted ROIC[4]	10.0%	10.7%
1 Results for the 12 fiscal months ended November 3, 2018 include a $42 unfavorable impact related to the Tax Act.
2 Capitalized operating leases is our best estimate of the asset base we would record for our leases that are classified as operating if they had met the criteria for a capital lease or we had purchased the property. The asset base is calculated based upon the trailing 12-month average of the monthly asset base. The asset base for each month is calculated as the trailing 12 months of rent expense multiplied by eight. The multiple of eight times rent expense is a commonly used method of estimating the asset base we would record for our capitalized operating leases. We do not expect the adoption of the new Lease standard to have a material impact on our Adjusted ROIC (see Note 1: Basis of Presentation in Item 1).
3 Balances associated with our deferred rent liability have been classified as long-term liabilities as of January 28, 2017.
4 Results for the 12 fiscal months ended November 3, 2018 include the $72 impact of the Estimated Non-recurring Charge (see Note 1: Basis of Presentation in Item 1), which negatively impacted return on assets by approximately 60 basis points and Adjusted ROIC by approximately 80 basis points.

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
Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments. We believe that as of November 3, 2018, our existing cash and cash equivalents on-hand of $1,127, available credit facility of $800 and potential future operating cash flows and borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives.
The following is a summary of our cash flows by activity:

	Nine Months Ended
Fiscal year	November 3, 2018	October 28, 2017
Net cash provided by operating activities	$642	$597
Net cash used in investing activities	(448)	(507)
Net cash used in financing activities	(248)	(425)
Operating Activities
Net cash provided by operating activities increased $45 for the period ended November 3, 2018, compared with the same period in 2017, primarily due to increased earnings.
Investing Activities
Net cash used in investing activities decreased $59 for the period ended November 3, 2018, compared with the same period in 2017, primarily due to planned reductions in capital expenditures, partially offset by the acquisitions of two retail technology companies, which were classified in other investing activities, net (see Note 1: Basis of Presentation in Item 1).
Financing Activities
Net cash used in financing activities decreased $177 for the period ended November 3, 2018, compared with the same period in 2017, primarily due to increased proceeds from stock option exercises, driven by a higher stock price, and decreased share repurchase activity.
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
Additionally, in the third quarter of 2018, we fully repaid $47 outstanding on our wholly owned subsidiary Puerto Rico’s unsecured borrowing facility (see Note 4: Debt and Credit Facilities in Item 1).

23 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Free Cash Flow (Non-GAAP financial measure)
Free Cash Flow is one of our key liquidity measures, and when used in conjunction with GAAP measures, provides investors with a meaningful analysis of our ability to generate cash from our business. For the nine months ended November 3, 2018, we had Free Cash Flow of $247 compared with $58 for the nine months ended October 28, 2017.
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

	Nine Months Ended
	November 3, 2018	October 28, 2017
Net cash provided by operating activities	$642	$597
Less: capital expenditures	(429)	(536)
Add (Less): change in cash book overdrafts	34	(3)
Free Cash Flow	$247	$58
Adjusted EBITDA (Non-GAAP financial measure)
Adjusted earnings before interest, income taxes, depreciation and amortization (“EBITDA”) is our key financial metric to reflect our view of cash flow from net earnings. Adjusted EBITDA excludes significant items which are non-operating in nature in order to evaluate our core operating performance against prior periods. The financial measure calculated under GAAP which is most directly comparable to Adjusted EBITDA is net earnings. As of November 3, 2018 and October 28, 2017, Adjusted EBITDA was $942 and $997.
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

	Nine Months Ended
	November 3, 2018	October 28, 2017
Net earnings	$316	$286
Add: income tax expense	107	185
Add: interest expense, net	81	104
Earnings before interest and income taxes	504	575

Add: depreciation and amortization expenses	498	479
Less: amortization of deferred property incentives	(60)	(57)
Adjusted EBITDA	$942	$997

24 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Credit Capacity and Commitments
As of November 3, 2018, we had total short-term borrowing capacity available of $800. In September 2018, we renewed our existing $800 senior unsecured revolving credit facility (“revolver”), extending the expiration from April 2020 to September 2023. Our revolver contains customary representations, warranties, covenants and terms, which are substantially similar to our 2015 revolver. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes. We have the option to increase the revolving commitment by up to $200, to a total of $1,000, provided that we obtain written consent from the lenders. We also have two options to extend the revolving commitment by one year, provided that we obtain written consent from the lenders.
Our wholly owned subsidiary in Puerto Rico maintained a $52 unsecured borrowing facility to support our expansion into that market. Borrowings on this facility incurred interest at an annual rate based upon LIBOR plus 1.275% and also incurred a fee based on any unused commitment. During the third quarter, we fully repaid $47 outstanding on this facility, which was included in the current portion of long-term debt. In November 2018, subsequent to quarter end, this facility expired.
As of November 3, 2018, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our revolver.
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
The rate depends upon the type of borrowing incurred, plus in each case an applicable margin. This applicable margin varies depending upon the credit ratings assigned to our long-term unsecured debt. At the time of this report, our long-term unsecured debt ratings, outlook and resulting applicable margin were as follows:

	Credit Ratings	Outlook
Moody’s	Baa1	Stable
Standard & Poor’s	BBB+	Stable

	Base Interest Rate	Applicable Margin
Euro-Dollar Rate Loan	LIBOR	1.03%
Canadian Dealer Offer Rate Loan	CDOR	1.03%
Base Rate Loan	various	0.03%
Should the ratings assigned to our long-term unsecured debt improve, the applicable margin associated with any such borrowings may decrease, resulting in a lower borrowing cost under this facility. Should the ratings assigned to our long-term unsecured debt worsen, the applicable margin associated with our borrowings may increase, resulting in a higher borrowing cost under this facility.
Debt Covenants
The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) leverage ratio of no more than four times. As of November 3, 2018, we were in compliance with this covenant.

25 of 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted Debt to EBITDAR is one of our key financial metrics, and we believe that our debt levels are best analyzed using this measure. Our goal is to manage debt levels to maintain an investment-grade credit rating and operate with an efficient capital structure. In evaluating our debt levels, this measure provides a reflection of our credit worthiness that could impact our credit rating and borrowing costs. We also have a debt covenant that requires an adjusted debt to EBITDAR leverage ratio of no more than four times. As of November 3, 2018, our Adjusted Debt to EBITDAR was 2.6, and as of October 28, 2017, it was 2.5.
Adjusted Debt to EBITDAR is not a measure of financial performance under GAAP and should be considered in addition to, and not as a substitute for, debt to net earnings, net earnings, debt or other financial measures prepared in accordance with GAAP. Our method of determining non-GAAP financial measures may differ from other companies’ methods and therefore may not be comparable to those used by other companies. Estimated capitalized operating lease liability is not calculated in accordance with, or an alternative for, GAAP and should not be considered in isolation or as a substitution of our results as reported under GAAP. The financial measure calculated under GAAP which is most directly comparable to Adjusted Debt to EBITDAR is debt to net earnings. The following is a reconciliation of the components of Adjusted Debt to EBITDAR and debt to net earnings:

	2018[1]	2017[1]
Debt	$2,686	$2,738
Add: estimated capitalized operating lease liability[2]	2,011	1,896
Adjusted Debt	$4,697	$4,634

Net earnings	$467	$488
Add: income tax expense[3]	276	376
Add: interest expense, net	111	135
Earnings before interest and income taxes	854	999

Add: depreciation and amortization expenses	686	644
Add: rent expense, net	251	237
Add: non-cash acquisition-related charges	—	10
Adjusted EBITDAR	$1,791	$1,890

Debt to Net Earnings[4]	5.8	5.6
Adjusted Debt to EBITDAR[4]	2.6	2.5
1 The components of Adjusted Debt are as of November 3, 2018 and October 28, 2017, while the components of Adjusted EBITDAR are for the 12 months ended November 3, 2018 and October 28, 2017.
2 Based upon the estimated lease liability as of the end of the period, calculated as the trailing 12 months of rent expense multiplied by eight. The multiple of eight times rent expense is a commonly used method of estimating the debt we would record for our leases that are classified as operating if they had met the criteria for a capital lease or we had purchased the property.
3 Results for the 12 fiscal months ended November 3, 2018 include a $42 unfavorable impact related to the Tax Act.
4 Results for the 12 fiscal months ended November 3, 2018 include the $72 impact of the Estimated Non-recurring Charge (see Note 1: Basis of Presentation in Item 1), which negatively impacted Debt to Net Earnings by approximately 0.5 and Adjusted Debt to EBITDAR by approximately 0.1.

26 of 30

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) SHARE REPURCHASES
(Dollar and share amounts in millions, except per share amounts)
The following is a summary of our third quarter share repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 2018 (August 5, 2018 to September 1, 2018)[1]	0.2	$50.96	0.2	$1,500
September 2018 (September 2, 2018 to October 6, 2018)	0.4	$60.64	0.4	$1,471
October 2018 (October 7, 2018 to November 3, 2018)	0.5	$61.23	0.5	$1,438
Total	1.1	$59.58	1.1
1 On August 31, 2018 our February 2017 Board authorized share repurchase program expired, which had $319 of unused capacity upon program expiration.
In August 2018, our Board of Directors authorized a new program to repurchase up to $1,500 of our outstanding common stock, with no expiration date. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to market and economic conditions and applicable SEC rules.
Item 6. Exhibits.
Exhibits are incorporated herein by reference or are filed or furnished with this report as set forth in the Exhibit Index on page 29 hereof.

28 of 30

NORDSTROM, INC.
Exhibit Index

Exhibit		Method of Filing
10.1	Press release dated August 22, 2018 announcing that its Board of Directors authorized a $1.5 billion share repurchase program and approved a quarterly dividend	Incorporated by reference from the Registrant’s Form 8-K filed on August 27, 2018, Exhibit 99.1

10.2
Revolving Credit Agreement dated September 26, 2018, between Registrant and each of the initial lenders named therein as lenders; Bank of America, N.A. as administrative agent; and Wells Fargo Bank, National Association and U.S. Bank, National Association as co-syndication agents.
Incorporated by reference from the Registrant’s Form 8-K filed on October 2, 2018, Exhibit 10.1

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

29 of 30

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Anne L. Bramman
Anne L. Bramman
Chief Financial Officer
(Principal Financial Officer)

Date:	December 10, 2018

30 of 30