Form 10-K
period 2019-02-02
NORDSTROM INC
filed 2019-03-18
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to___________
Commission file number 001-15059
NORDSTROM, INC.
(Exact name of registrant as specified in its charter)

Washington	91-0515058
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1617 Sixth Avenue, Seattle, Washington	98101
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (206) 628-2111
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, without par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of August 3, 2018 the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $6.6 billion using the closing sales price on that day of $50.58. On March 11, 2019, 155,002,755 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2019 Annual Meeting of Shareholders scheduled to be held on May 23, 2019 are incorporated into Part III.

Nordstrom, Inc. and subsidiaries 1

[This page intentionally left blank.]

Nordstrom, Inc. and subsidiaries 3

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “pursue,” “going forward,” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in Item 1A: Risk Factors, including, but not limited to, our anticipated financial outlook for the fiscal year ending February 1, 2020, our anticipated annual total sales rates, our anticipated new store openings in existing, new and international markets, our anticipated Return on Invested Capital, trends in our operations and the following:
Strategic and Operational

•	timely and effective implementation of evolving our business model and successful execution of our customer strategy to provide a differentiated and seamless experience across all Nordstrom channels,

•
our ability to execute and manage the costs of our evolving business model, including the execution of new supply chain capabilities and enhancement of existing ones, development of applications for electronic devices, improvement of customer-facing technologies, timely delivery of products purchased digitally, enhancement of inventory management systems, more fluid inventory availability between our digital channels and retail stores through our local market strategy, and greater consistency in marketing strategies,

•	our ability to respond to the business and retail environment, as well as fashion trends and consumer preferences, including changing expectations of service and experience in stores and online,

•
our ability to properly balance our investments in existing and new store locations, technology and supply chain facilities, especially our investments in our Nordstrom Men’s Store NYC and Nordstrom NYC and our Los Angeles market integration,

•	successful execution of our information technology strategy, including engagement with third-party service providers,

•	our ability to effectively utilize internal and third-party data in strategic planning and decision making,

•
our ability to maintain or expand our presence, including timely completion of construction associated with new, relocated and remodeled stores, and Supply Chain Network facilities, all of which may be impacted by third parties, consumer demand and other natural or man-made disruptions,

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

•	our ability to safeguard our reputation and maintain relationships with our vendors and third-party service providers,

•	our ability to maintain relationships with and motivate our employees and to effectively attract, develop and retain our future leaders,

•	our ability to realize the expected benefits, respond to potential risks and appropriately manage costs associated with our program agreement with TD Bank, N.A. (“TD”),

•	the effectiveness of planned advertising, marketing and promotional campaigns in the highly competitive and promotional retail industry,

•	market fluctuations, increases in operating costs, exit costs and overall liabilities and losses associated with owning and leasing real estate,

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

•
weather conditions, natural disasters, health hazards, national security or other market and supply chain disruptions, including the effects of tariffs, or the prospects of these events and the resulting impact on consumer spending patterns or information technology systems and communications,

Legal and Regulatory

•
our compliance with applicable domestic and international laws, regulations and ethical standards, including those related to employment and tax, information security and privacy, consumer credit and the outcome of any claims and litigation and resolution of such matters,

•	the impact of the current regulatory environment and financial system, health care and tax reforms,

•	the impact of changes in accounting rules and regulations, changes in our interpretation of the rules or regulations, or changes in underlying assumptions, estimates or judgments,

•	the impact of claims, litigation and regulatory investigations, including those related to information security, privacy and consumer credit.
Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
All references to “Nordstrom,” “we,” “us,” “our,” or the “Company” mean Nordstrom, Inc. and its subsidiaries.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the filing date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I
Item 1. Business.
DESCRIPTION OF BUSINESS
Founded in 1901 as a retail shoe business in Seattle, Nordstrom later incorporated in Washington State in 1946 and went on to become one of the leading fashion retailers based in the U.S. We aspire to be the best fashion retailer in a digital world by remaining focused on our customers, serving them through our three strategic pillars: providing a compelling product offering, delivering outstanding services and experiences and leveraging the strength of the Nordstrom brand. We offer an extensive selection of high-quality brand-name and private label merchandise focused on apparel, shoes, cosmetics and accessories. No matter how customers choose to shop, we are committed to delivering the best possible service, product and experience, including alterations, dining and styling, to make shopping fun, personalized and convenient.
We invested early in our omni-channel capabilities, integrating our operations, merchandising and technology across our stores and online, in both our Full-Price and Off-Price businesses. Today, we have more than 60 combinations in which merchandise is ordered, fulfilled and delivered. Though this has enabled us to serve customers in multiple ways, we are focused on providing a seamless experience for our customer across stores and online. As a result of the evolution of our operations, our reportable segments have become progressively more integrated such that, in the first quarter of 2018, we changed our reportable segments to one reportable segment to align with how management views the results of our operations. For more information about our business and our reportable segments, see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16: Segment Reporting in Item 8.
As of March 18, 2019, our reportable segment, Retail, includes:
Full-Price

•	115 Nordstrom-branded full-line stores in the U.S.

•	six full-line and six Rack stores in Canada

•	Full-Price Nordstrom.com website and mobile application

•	TrunkClub.com website and six Trunk Club clubhouses

•	three Jeffrey boutiques

•	three Nordstrom Local neighborhood hubs (“Nordstrom Local”)
Our Full-Price operating segment integrates Nordstrom full-line stores and Nordstrom.com to allow us to provide our customers with a seamless shopping experience. We engage with our customers on their terms, blurring the lines between the digital and in-store experience. Our customers can pick up online orders in our Nordstrom full-line stores if inventory is available or it can be shipped to that location. Full-Price also includes our full-line and Rack stores in Canada. We include our Canada operations in Full-Price as this is how we view and manage our operations internally. Trunk Club offers personalized styling services for men and women, which enables customers to shop and try on at home, paying only for what they decide to keep. Customers may also choose to shop using these personalized styling services in-person at our clubhouses. We provide customers with the same quality merchandise available at Nordstrom full-line stores and online. Nordstrom Local is a retail concept that is focused on services, providing customers convenient access to personal stylists, alterations, online orders and more. Trunk Club stylists are able to meet customers at select full-line and Nordstrom Local locations. We also leverage the expertise of our salespeople to enable customers to receive personalized product recommendations on their mobile phones through our digital Style Board selling tool. These capabilities allow us to better serve customers across various channels and improve sales.
Off-Price

•	239 Off-Price Nordstrom Rack stores in the U.S.

•	Off-Price Nordstromrack.com/HauteLook website and mobile application

•	two Last Chance clearance stores
In Off-Price, Nordstrom Rack and Nordstromrack.com purchase merchandise primarily from the same vendors carried in our Full-Price channel and also serve as outlets for clearance merchandise from the Full-Price channel. Nordstromrack.com/HauteLook offers both a persistent selection of Off-Price merchandise, as well as limited-time flash sale events on fashion and lifestyle brands, and is integrated with a single customer log-in, shared shopping cart and streamlined checkout process. Nordstromrack.com combines the technology expertise of HauteLook with the merchant expertise of Nordstrom Rack.
FISCAL YEAR
We operate on a 52/53-week fiscal year ending on the Saturday closest to January 31st. References to 2018 and all years except 2017 within this document are based on a 52-week fiscal year, while 2017 is based on a 53-week fiscal year.

RETURN POLICY
We have a fair and reasonable approach to returns, handling them on a case-by-case basis with the ultimate objective of making our customers happy. We have no formal policy on how long we accept returns at our Nordstrom full-line stores or Nordstrom.com. Our goal is to take care of our customers, which includes making returns and exchanges easy, whether in stores or online, where we offer free shipping on purchases and returns. Trunk Club accepts returns within five days of delivery, which are free for the customer if the items are returned in the box provided by Trunk Club with the original price tag and packaging. Our Nordstrom Rack stores and Nordstromrack.com/HauteLook generally accept returns of apparel, footwear, accessories and HauteLook home products up to 45 days from the date of purchase or date of shipment with the original price tag and sales receipt. Off-Price merchandise can be returned by mail or at any Nordstrom Rack store location.
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
LOYALTY PROGRAM
We evolved our customer loyalty program with the launch of The Nordy Club in October 2018, which incorporates a traditional point system and the favorite benefits of our previous program, while providing customers exclusive access to products and events, enhanced services, personalized experiences and more convenient ways to shop. Customers accumulate points based on their level of spending and type of participation. Upon reaching certain point thresholds, customers receive Nordstrom Notes (“Notes”), which can be redeemed for goods or services offered at Nordstrom full-line stores, Nordstrom.com, Nordstrom Rack and Nordstromrack.com/HauteLook. Nordstrom cardmembers can also earn rewards at Trunk Club. The Nordy Club member benefits will vary based on the level of customer spend, and include Bonus Points days and shopping and fashion events.
We offer customers access to a variety of payment products and services, including a selection of Nordstrom-branded Visa® credit cards in the U.S. and Canada, as well as a Nordstrom-branded private label credit card for Nordstrom purchases. When customers use a Nordstrom-branded credit or debit card, they also participate in The Nordy Club and receive additional benefits, which can vary depending on the level of spend, including early access to the Anniversary Sale, Nordstrom to You (an in-home stylist) and incremental accumulation of points toward Notes. See Note 3: Credit Card Receivable Transaction in Item 8.
COMPETITIVE CONDITIONS
We operate in a highly competitive business environment. We compete with other international, national, regional and local retailers, including internet-based businesses, omni-channel department stores, specialty stores, off-price stores and boutiques, which may carry similar lines of merchandise. Our specific competitors vary from market to market. We believe the keys to competing in our industry are what will always matter most to our customers: providing compelling product and outstanding service backed by people who care, both digitally and in stores. This includes serving customers on their terms, by providing a seamless digital and physical experience, offering compelling, curated and quality products at multiple price points, and strategically partnering with relevant and limited distribution brands, all in top markets.
SUPPLY CHAIN NETWORK
Our “Supply Chain Network” consists of:

•	fulfillment centers that process and ship orders to our customers, located in Cedar Rapids, Iowa; Elizabethtown, Pennsylvania; and San Bernardino, California,

•	distribution centers that process and ship merchandise to our stores and other facilities and

•
future Omni-channel centers that both fulfill customer orders and ship merchandise to our stores. These will open in 2019 and include large-scale centers and smaller local hubs (Local Omni-channel Hub).

We have expanded our Supply Chain Network facilities and enhanced our inventory management systems to support our omni-channel capabilities and provide greater access to merchandise selection and faster delivery. We select locations and customize inventory allocations to enable merchandise to flow more efficiently and quickly to our customers.
Full-Price online purchases are primarily shipped to our customers from our Fulfillment Centers but may also be shipped from our Nordstrom full-line stores or Omni-channel centers. Full-Price in-store purchases are primarily fulfilled from that store’s inventory, but when inventory is unavailable at that store, it may also be shipped to our customers from our Fulfillment Centers, Omni-channel centers, or from other Nordstrom full-line stores. Off-Price online purchases are shipped to our customers from our Fulfillment Centers. Both channels selectively use vendor dropship to supplement their online offerings, which are then shipped directly from the vendor to the end customer.

Nordstrom, Inc. and subsidiaries 7

Our first large-scale Omni-channel center in Riverside, California will open in late 2019 and will initially support our Full-Price customers in the West Coast region. Off-Price inventory and fulfillment will be added to this facility in the future. We also plan to open a smaller Local Omni-channel Hub in Torrance, California in 2019, which will support the greater Los Angeles market as part of our new local market strategy and will have highly customized inventory that serves the specialized needs of that market.
INVENTORY
We plan our merchandise purchases and receipts to coincide with expected sales trends. For instance, our merchandise purchases and receipts increase prior to our Anniversary Sale, which has historically extended over the last two weeks of July. We also purchase and receive a larger amount of merchandise in the fall as we prepare for the holiday shopping season (from late November through December). At Nordstrom Rack, we also invest in pack and hold inventory, which involves the strategic purchase of merchandise from some of our top Full-Price brands in advance of the upcoming selling seasons, to take advantage of favorable buying opportunities. This inventory is typically held for six months on average.
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
EMPLOYEES
During 2018, we employed approximately 71,000 employees on a full- or part-time basis. Due to the seasonal nature of our business, employment increased to approximately 76,000 employees in July 2018 and 74,000 in December 2018. All of our employees are non-union. We believe our relationship with our employees is good.
TRADEMARKS
Our most notable trademarks include Nordstrom, Nordstrom Rack, HauteLook, Trunk Club, Halogen, BP., Caslon, Zella, Leith, 1901, Treasure & Bond, Tucker+Tate and 14th & Union. Each of our trademarks is renewable indefinitely, provided that it is still used in commerce at the time of the renewal.
SEC FILINGS
We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC.
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
CORPORATE GOVERNANCE
We have a long-standing commitment to upholding a high level of ethical standards. In addition, as the listing standards of the New York Stock Exchange (“NYSE”) and the rules of the SEC require, we have adopted Codes of Business Conduct and Ethics for our employees, officers and directors (“Codes of Ethics”) and Corporate Governance Guidelines. Our Codes of Ethics, Corporate Governance Guidelines and Committee Charters for the Audit and Finance, Compensation, Corporate Governance and Nominating, and Technology Committees are posted on our website. Any amendments to these documents, or waivers of the requirements they contain, will also be available on our website.
For printed versions of these items or any other inquiries, please contact:

Nordstrom Investor Relations
1700 Seventh Avenue, Suite 1500
Seattle, Washington 98101
(206) 303-3200
invrelations@nordstrom.com

Item 1A. Risk Factors.
Our business faces many risks. We believe the risks described below outline the items of most concern to us. In evaluating Nordstrom and our business, you should carefully consider the following factors, in addition to the other information in this Annual Report on Form 10-K. Before you buy our common stock or invest in our debt, you should know that making such an investment involves risks including, but not limited to, the risks described below. Any one of the following risks could harm our business, financial condition, results of operations, or reputation, which could cause our stock price to decline or a default on our debt payments, and you may lose all or a part of your investment. Additional risks, trends and uncertainties not presently known to us or that we currently believe are immaterial may also harm our business, financial condition, results of operations or reputation.
RISKS DUE TO STRATEGIC AND OPERATIONAL FACTORS
Our inability to successfully execute our customer strategy or evolve our business model could negatively impact our business and future profitability and growth.
The retail environment is rapidly evolving with customer shopping preferences continuing to shift to digital channels. Computers and mobile electronic devices allow customers to browse and transact anywhere and anytime. In this changing landscape, we continue to focus on better serving our customers through our three strategic pillars: providing a compelling product offering, delivering exceptional services and experiences, and leveraging the strength of the Nordstrom brand. Our customer strategy focuses on providing a differentiated and seamless experience in a digital world across all Nordstrom channels, including mobile and social channels. Our “One Nordstrom” model, in which engagement across our four boxes of Full-Price, Off-Price, Stores and Digital encourages more visits and more spend, allows for our company as a whole to be greater than the sum of the parts. Our local market strategy is an example of this where we bring all of our assets together in one market to serve customers when, where and how they want by connecting physical and digital assets.
Our focus on the customer will require us to execute new supply chain capabilities and enhance existing ones, develop applications for electronic devices, improve customer-facing technology, deliver digitally purchased products timely, enhance inventory management systems, allow greater and more fluid inventory availability between digital and retail locations through our local market strategy, and create greater consistency in marketing strategies. In addition, these strategies will require further expansion and reliance on data science and analytics across all our channels. This business model has a high variable cost structure driven by fulfillment and marketing costs and will continue to require investments in cross-channel operations and supporting technologies.
With the accelerated pace of change in the retail environment, we may not be able to meet our customers’ changing expectations of how they shop in stores or through digital experiences. If we do not successfully implement our customer strategy, including our local market strategy, or expand our digital and supply chain initiatives, or do not seamlessly integrate or maintain them properly, we may fall short of our customer’s expectations, impacting our brand, reputation, profitability and growth. In addition, if customers shift to digital channels at a different pace than we anticipate, we may need to quickly modify our initiatives and investments, which may adversely impact our profitability and harm our competitive position. We also may not gather accurate and relevant data or effectively utilize that data, which may impact our strategic planning, marketing and loyalty programs and our overall decision making.
Our business could suffer if we do not appropriately assess and react to competitive market forces and changes in customer behavior.
We compete with other international, national, regional and local retailers, including internet-based businesses, omni-channel department stores, specialty stores, off-price stores and boutiques, which may carry similar lines of merchandise. Digital channels continue to facilitate comparison shopping, intensifying competition in the retail market, and marketing digitally is controlled by a few key platforms. If we fail to adequately anticipate and respond to customer and market dynamics, we may lose market share or our ability to remain competitive, causing our sales and profitability to suffer. If our loyalty marketing, advertising and promotional campaigns that attract customers through various programs and media, including social media, database marketing and print, are unsuccessful in influencing consumer behavior, or if our expenses increase and our competitors are more effective with their programs than we are, our growth and profitability could suffer. If we do not properly allocate our capital between the store and digital environment, or between the Full-Price and Off-Price channels to accommodate changes in consumer behavior, or adjust the effectiveness and efficiency of our stores and digital channels, our growth and profitability could suffer.

Nordstrom, Inc. and subsidiaries 9

Our customer relationships and sales may be negatively impacted if we do not anticipate and respond to consumer preferences and fashion trends or manage inventory levels appropriately.
Our ability to predict or respond to constantly changing fashion trends, consumer preferences and spending patterns significantly impacts our sales and operating results. If we do not identify and respond to emerging trends in consumer spending and preferences quickly enough, we may harm our ability to retain our existing customers or attract new customers. Ensuring we optimize our inventory and improve the planning and management of inventory through use of data and analytics is critical to serving the customer, driving growth and maximizing profitability. If we purchase too much inventory, we may be forced to sell our merchandise at lower average margins, which could harm our business. Conversely, if we fail to purchase enough merchandise, we may lose opportunities for additional sales and potentially harm relationships with our customers.
The investment in existing and new locations, including our Nordstrom Men’s Store NYC and Nordstrom NYC and Supply Chain Network facilities, may not achieve our expected returns.
The locations of our existing stores, planned store openings and Supply Chain Network facilities are assessed based upon desirability, demographics and retail environment. This involves certain risks, including properly balancing our capital investments between new stores, relocations, remodels, fulfillment capabilities, technology and digital channels, assessing the suitability of locations, especially in new domestic and international markets, and constructing, furnishing and supplying a store or facility in a timely and cost-effective manner, which may be affected by the actions of third parties, including but not limited to private entities and local, state or federal regulatory agencies. In particular, we opened our Nordstrom Men’s Store NYC in April 2018 and plan to open Nordstrom NYC in October 2019.
We open our stores in the Spring and Fall, and a delay in a store opening could negatively impact sales and profitability. Sales at our stores may not meet projections, particularly in light of the changing trends between digital and brick-and-mortar shopping channels, which could adversely affect our return on investment. As we enter new domestic and international markets, such as Manhattan and Canada, our efforts will require additional management attention and resources and may distract us from executing our core operations. If we do not select effective locations for our Supply Chain Network facilities, we could incur significantly higher costs and shipping times that do not meet customer expectations, which in turn could have a material adverse effect on our business.
Even if we take appropriate measures to safeguard our information, network and environment from security breaches, our customers, employees and business could still be exposed to risk.
Nordstrom, our subsidiaries and third-party providers access, collect, store and transmit customers’ and employees’ sensitive, confidential or personal data or information, consumer preferences and credit card information that is subject to privacy and security laws and regulations, as well as our financial and strategic data. Security breaches of this information may be the result of intentional or inadvertent activities by our employees, contractors or by third-party providers that may result in the unauthorized release of customer or employee personal or confidential information. In addition, the regulatory environment surrounding information security, cybersecurity and privacy is increasingly demanding, with new and constantly changing requirements imposed by local, state, federal and foreign governments.
Worldwide regulatory authorities are considering and have approved various legislative proposals concerning privacy and data protection, which continue to evolve and apply to our business. For example, following the European Union’s adoption of the General Data Protection Regulation, a number of jurisdictions where we do business have enacted or are considering new privacy and data protection laws. Complying with these changing laws may cause us to incur substantial costs, which could have an adverse effect on our business and results of operations. Further, failure to comply with existing or new laws may result in significant penalties or orders to stop the alleged noncompliant activity.
We have taken measures to help prevent a breach of our information and comply with cybersecurity requirements by implementing safeguards and procedures designed to protect the security, confidentiality and access of such information. In addition, where possible, we require our third-party providers to implement administrative, physical and technical safeguards and procedures to protect the security, confidentiality and availability of our information. We have suffered breaches of our cybersecurity in the past and are at risk for such breaches in the future. Any measures we or our third-party providers have implemented to prevent intentional or inadvertent information security breaches may not be completely effective and may nevertheless result in the unauthorized release of customer, employee or Company confidential information. Concerns about our practices with regard to the collection, use, retention, security or disclosure of personal information or other privacy-related matters, even if unfounded, could damage our reputation and adversely affect our operating results.
Security breaches and cyber incidents and their remediation, whether at Nordstrom, our third-party providers or other retailers, could expose us to a risk of loss or misappropriation of personal or confidential information, litigation, investigation, regulatory enforcement action, fines, information technology system failures or network disruptions, potential liability, reputation damage and loss of customers’, employees’ or third-party providers’ trust and business, any of which could adversely impact our reputation, competitiveness and financial performance. In the event of a significant security breach or cyberattack, we maintain insurance that may mitigate damages such as financial losses and remediation costs. Other impacts include higher insurance deductibles, increased insurance premiums, and increased cyber-protection costs, which may include the costs associated with making organizational changes, deploying additional personnel and protection technologies, training employees and engaging third party experts and consultants.

Our business may be impacted by information technology system failures or network disruptions.
Our ability to transact with customers and operate our business depends on the efficient operation of various information systems, including data centers, hardware, software and applications, to manage certain aspects of our Company, including store and online transactions, logistics and communication, inventory and reporting systems. We seek to build quality systems or select reputable system vendors and we implement procedures intended to enable us to protect our systems when we modify them. We test our systems to expose and address vulnerabilities, and we train our employees regarding practices to protect and maintain the safety of our systems.
There are inherent risks associated with modifying or replacing systems, and with new or changed relationships, including accurately capturing and maintaining data, realizing the expected benefit of the change and managing the potential disruption of the operation of the systems as the changes are implemented. Potential issues associated with implementing technology initiatives and the time and resources required to optimize the benefits of new elements of our systems and infrastructure could reduce the efficiency of our operations in the short term.
If we encounter an interruption or deterioration in critical systems or processes or experience the loss of critical data, which may result from security or cybersecurity threats or attacks, natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins or third-party or other disruptions, our business could be harmed or our digital activity may decrease because it is more difficult to use. Depending on the severity of the failure, our disaster recovery plans may be inadequate or ineffective. These events could also damage our reputation, result in loss of sales and be expensive to remedy.
Improvements to our merchandise buying and fulfillment processes and systems could adversely affect our business if not successfully executed.
We are making investments to improve our merchandise planning, procurement, allocation and fulfillment capabilities through changes in personnel, processes, location logistics and technology over a period of several years. If we encounter challenges associated with change management, the ability to hire and retain key personnel involved in these efforts, implementation of associated information technology or adoption of new processes, features or capabilities, our ability to continue to successfully execute our strategy or evolve our strategy with changes in the retail environment could be adversely affected. As a result, we may not derive the expected benefits to our sales and profitability, or we may incur increased costs relative to our current expectations.
Our customer, employee and vendor relationships could be negatively affected if we fail to maintain our corporate culture and reputation.
We have a well-recognized culture and reputation that consumers may associate with a high level of integrity, customer service and quality merchandise, and it is one of the reasons customers shop with us and employees choose us as a place of employment. Any significant damage to our reputation, including damages arising from factors outside our control or on social media, could diminish customer trust, weaken our vendor relationships, reduce employee morale and productivity and lead to difficulties in recruiting and retaining qualified employees. Additionally, management may not accurately assess the impact of significant legislative changes, including those that relate to privacy, employment matters and health care, impacting our relationship with our customers or our workforce and adversely affecting our sales and operations.
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
The program agreement with TD was consummated on terms that allow us to maintain customer-facing activities while TD provides Nordstrom-branded payment methods and payment processing services. If we fail to meet certain service levels, TD has the right to assume certain individual servicing functions including managing accounts and collection activities. If we lose control of such activities and functions, if we do not successfully respond to potential risks and appropriately manage potential costs associated with the program agreement with TD, or if these transactions negatively impact the customer service associated with our cards, resulting in harm to our business reputation and competitive position, our operations, cash flows and returns to shareholders could be adversely affected. If TD became unwilling or unable to provide these services or if there are changes to the risk management policies implemented under our program agreement with TD, our results may be negatively impacted. If we lose control over certain servicing functions and TD is unable to successfully manage accounts and collection activities, it may heighten the risk of credit losses.

Nordstrom, Inc. and subsidiaries 11

Ownership and leasing real estate exposes us to possible liabilities and losses.
We own or lease the land, buildings and equipment for all of our stores and Supply Chain Network facilities and are therefore subject to all of the risks associated with owning and leasing real estate. In particular, the value of the assets could decrease, their operating costs could increase, or a store or facility may not be opened as planned due to changes in the real estate market, demographic trends, site competition, dependence on third-party performance or overall economic environment. Additionally, we are potentially subject to liability for environmental conditions, exit costs associated with disposal of a store and commitments to pay base rent for the entire lease term or operate a store for the duration of an operating covenant.
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
We have regularly reported in our annual proxy statements the holdings of members of the Nordstrom family, including Bruce A. Nordstrom, our former Co-President and Chairman of the Board, his sister Anne E. Gittinger and members of the Nordstrom family within our Executive Team. According to the Schedule 13D/A filed with the SEC on February 4, 2019, these individuals beneficially owned an aggregate of approximately 31% of our common stock. As a result, either individually or acting together, they may be able to exercise considerable influence over matters requiring shareholder approval. In addition, as reported in our periodic filings, our Board of Directors has from time to time authorized share repurchases. While these share repurchases may be offset in part by share issuances under our equity incentive plans and as consideration for acquisitions, the repurchases may nevertheless have the effect of increasing the overall percentage ownership held by these shareholders. The corporate law of the State of Washington, where the Company is incorporated, provides that approval of a merger or similar significant corporate transaction requires the affirmative vote of two-thirds of a company’s outstanding shares. The beneficial ownership of these shareholders may have the effect of discouraging offers to acquire us, delay or otherwise prevent a significant corporate transaction because the consummation of any such transaction would likely require the approval of these shareholders. As a result, the market price of our common stock could be affected.
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
Additionally, factors such as results differing from guidance, changes in sales and operating income in the peak seasons, changes in our market valuations, performance results for the general retail industry, announcements by us or our industry peers or changes in analysts’ recommendations may cause volatility in the price of our common stock and our shareholder returns.

Our stores located in shopping centers may be adversely affected by any declines in consumer traffic of shopping centers.
The majority of our stores are located within shopping centers and benefit from the abilities that we and other anchor tenants have to generate consumer traffic. A substantial decline in shopping center traffic, the development of new shopping centers, the lack of availability of favorable locations within existing or new shopping centers, the success of individual shopping centers and the success of other anchor tenants may negatively impact our ability to maintain or grow our sales in existing stores, as well as our ability to open new stores, which could have an adverse effect on our financial condition or results of operations.
Our business depends on third parties for the production, supply or delivery of goods, and a disruption could result in lost sales or increased costs.
Timely receipts of quality merchandise from third parties is critical to our business. Our process to identify qualified vendors and access quality products in an efficient manner on acceptable terms and cost can be complex. Violations of law with respect to quality and safety by our importers, manufacturers or distributors could result in delays in shipments and receipt of goods or damage our reputation, resulting in lost sales. These vendors may experience difficulties due to economic, political or environmental conditions or the countries in which merchandise is manufactured could become subject to new trade restrictions, including increased customs restrictions, tariffs or quotas. Additionally, changes in tax and trade policies that impact the retail industry, such as increased taxation on imported goods, could have a material adverse effect on our business, results of operations and liquidity.
The results from our credit card operations could be adversely affected by changes in market conditions or laws.
Revenues earned under our program agreement with TD are indirectly subject to economic and market conditions that are beyond our control, including, but not limited to, interest rates, consumer credit availability, demand for credit, consumer debt levels, payment patterns, delinquency rates, employment trends, laws and other factors. Changes in these economic and market conditions could impair our revenues and profitability.
Our business and operations could be materially and adversely affected by supply chain disruptions, port disruptions, severe weather patterns, natural disasters, widespread pandemics and other natural or man-made disruptions.
These disruptions could cause, among other things, a decrease in consumer spending that would negatively impact our sales, staffing shortages in our stores, Supply Chain Network facilities or corporate offices, interruptions in the flow of merchandise to our stores, disruptions in the operations of our merchandise vendors or property developers, increased costs and a negative impact on our reputation and long-term growth plans. We have a significant amount of our total sales, stores and square footage in the west coast of the United States, particularly in California, which increases our exposure to any market-disrupting conditions in this region.
RISKS DUE TO LEGAL AND REGULATORY FACTORS
We are subject to certain laws, litigation, regulatory matters and ethical standards, and compliance or our failure to comply with or adequately address developments as they arise could adversely affect our reputation and operations.
Our policies, procedures and practices and the technology we implement are designed to comply with applicable federal, state, local and foreign laws, tariffs, rules and regulations, including those imposed by federal, state and local jurisdictions, the SEC, consumer protection and other regulatory agencies, the marketplace, and foreign countries, as well as responsible business, social and environmental practices, all of which may change from time to time. Compliance with laws and regulations and/or significant legislative changes may cause our business to be adversely impacted, or even limit or restrict the activities of our business. In addition, if we fail to comply with applicable laws and regulations or implement responsible business, social, environmental and supply chain practices, we could be subject to damage to our reputation, class action lawsuits, regulatory investigations, legal and settlement costs, charges and payments, civil and criminal liability, increased cost of regulatory compliance, losing our ability to accept credit and debit card payments from our customers, restatements of our financial statements, disruption of our business and loss of customers. New and emerging privacy and data protection laws may increase compliance expenses and limit business opportunities and strategic initiatives, including customer engagement. Any required changes to our employment practices could result in the loss of employees, reduced sales, increased employment costs, low employee morale and harm to our business and results of operations. In addition, political and economic factors could lead to unfavorable changes in federal, state and foreign tax laws, which may affect our tax assets or liabilities and adversely affect our results of operations. We are also regularly involved in various litigation matters that arise in the ordinary course of business. Litigation or regulatory developments could adversely affect our business and financial condition.
Changes to accounting rules and regulations could affect our financial results or financial condition.
Accounting principles and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of accounting matters that are relevant to our business, including, but not limited to, revenue recognition, merchandise inventories, leasing, impairment of long-lived assets and tax matters are highly complex and involve subjective assumptions, estimates and judgments. Changes in these rules and regulations, changes in our interpretation of the rules or regulations or changes in underlying assumptions, estimates or judgments could adversely affect our financial performance or financial position.

Nordstrom, Inc. and subsidiaries 13

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The following table summarizes the number of retail stores we own or lease, and the percentage of total store square footage represented by each listed category as of February 2, 2019:

	Number of stores
	Full-Price[1]	Off-Price[2]	% of total store square footage
Leased stores on leased land	43	239	44%
Owned stores on leased land	63	—	37%
Owned stores on owned land	32	1	18%
Partly owned and partly leased store	1	—	1%
Total	139	240	100%
1 Full-Price includes U.S. & Canada full-line stores, Canada Rack stores, Trunk Club clubhouses, Jeffrey boutiques and Nordstrom Local.
2 Off-Price includes U.S. Rack stores and Last Chance clearance stores.
The following table summarizes our store count and square footage activity:

	Store count			Square footage (000’s)
Fiscal year	2018	2017	2016	2018	2017	2016
Total, beginning of year	366	349	323	30,218	29,792	28,610
Store openings[1]:
Full-Price[2]	10	2	5	277	184	629
Off-Price[3]	6	17	22	170	559	702
Stores closed	(3)	(2)	(1)	(280)	(317)	(149)
Total, end of year	379	366	349	30,385	30,218	29,792

Relocations and other[1]	1	3	3	(5)	33	(9)
1 Store opening square footage includes adjustments due to store relocations or remodels.
2 Full-Price includes U.S. & Canada full-line stores, Canada Rack stores, Trunk Club clubhouses, Jeffrey boutiques and Nordstrom Local. Store openings for 2018 consist of one full-line store, six Canada Rack stores, one Jeffrey boutique and two Nordstrom Locals.
3 Off-Price includes U.S. Rack stores and Last Chance clearance stores.

The following table lists our retail store count and square footage by state/province as of February 2, 2019:

Business	Full-Price[1]		Off-Price[2]		Total
	Count	Square Footage (000’s)	Count	Square Footage (000’s)	Count	Square Footage (000’s)
U.S.
Alabama	—	—	1	35	1	35
Alaska	1	97	1	35	2	132
Arizona	2	384	9	313	11	697
California	35	5,225	53	1,974	88	7,199
Colorado	3	559	6	213	9	772
Connecticut	1	189	1	36	2	225
Delaware	1	127	1	32	2	159
Florida	9	1,389	16	545	25	1,934
Georgia	3	395	4	153	7	548
Hawaii	1	195	2	78	3	273
Idaho	—	—	1	37	1	37
Illinois	5	973	16	594	21	1,567
Indiana	1	134	2	60	3	194
Iowa	—	—	1	35	1	35
Kansas	1	219	1	35	2	254
Kentucky	—	—	1	33	1	33
Louisiana	—	—	3	90	3	90
Maine	—	—	1	30	1	30
Maryland	4	765	5	186	9	951
Massachusetts	5	604	7	266	12	870
Michigan	3	552	5	178	8	730
Minnesota	2	380	5	173	7	553
Missouri	2	342	2	69	4	411
Nevada	1	207	3	101	4	308
New Jersey	5	991	8	284	13	1,275
New Mexico	—	—	1	34	1	34
New York	5	547	12	433	17	980
North Carolina	2	300	2	74	4	374
Ohio	3	549	6	224	9	773
Oklahoma	—	—	2	67	2	67
Oregon	3	484	6	218	9	702
Pennsylvania	2	381	7	240	9	621
Puerto Rico	1	143	—	—	1	143
Rhode Island	—	—	1	38	1	38
South Carolina	—	—	3	101	3	101
Tennessee	1	145	2	69	3	214
Texas	10	1,580	18	613	28	2,193
Utah	2	277	4	126	6	403
Virginia	4	746	7	268	11	1,014
Washington	7	1,392	9	354	16	1,746
Washington D.C.	1	8	3	107	4	115
Wisconsin	1	150	2	67	3	217
Canada
Alberta	3	208	—	—	3	208
British Columbia	1	231	—	—	1	231
Ontario	8	899	—	—	8	899
Total	139	21,767	240	8,618	379	30,385
1 Full-Price includes U.S. & Canada full-line stores, Canada Rack stores, Trunk Club clubhouses, Jeffrey boutiques and Nordstrom Local.
2 Off-Price includes U.S. Rack stores and Last Chance clearance stores.

Nordstrom, Inc. and subsidiaries 15

Our headquarters are located in Seattle, Washington, where our offices consist of both leased and owned space. We also have:

•	six owned distribution centers (Portland, Oregon; Dubuque, Iowa; Ontario, California; Newark, California; Upper Marlboro, Maryland and Gainesville, Florida),

•	two owned fulfillment centers (Cedar Rapids, Iowa and Elizabethtown, Pennsylvania),

•	one leased fulfillment center (San Bernardino, California),

•	four leased office facilities (Chicago, Illinois; Centennial, Colorado; Los Angeles, California and New York City, New York) and
In 2019, we will be opening:

•	one leased Omni-channel center (Riverside, California) and

•	one leased Local Omni-channel Hub (Torrance, California)

•	two full-line stores in the U.S.

•	five Nordstrom Rack stores in the U.S.
Item 3. Legal Proceedings.
We are subject from time to time to various claims and lawsuits arising in the ordinary course of business, including lawsuits alleging violations of state and/or federal wage and hour and other employment laws, privacy and other consumer-based claims. Some of these lawsuits include certified classes of litigants, or purport or may be determined to be class or collective actions and seek substantial damages or injunctive relief, or both, and some may remain unresolved for several years. We believe the recorded accruals in our Consolidated Financial Statements are adequate in light of the probable and estimable liabilities. As of the date of this report, we do not believe any currently identified claim, proceeding or litigation, either alone or in the aggregate, will have a material impact on our results of operations, financial position or cash flows. Since these matters are subject to inherent uncertainties, our view of them may change in the future.
Item 4. Mine Safety Disclosures.
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
MARKET AND SHAREHOLDER INFORMATION
Our common stock, without par value, is traded on the New York Stock Exchange under the symbol “JWN.” The approximate number of holders of common stock as of March 11, 2019 was 129,000, based upon the number of registered and beneficial shareholders and the number of employee shareholders in the Nordstrom 401(k) Plan. On this date, we had 155,002,755 shares of common stock outstanding.
For cash dividends declared and paid per share for each fiscal quarter in 2018 and 2017, refer to Note 17: Selected Quarterly Data in Item 8.
SHARE REPURCHASES
(Dollar and share amounts in millions, except per share amounts)
The following is a summary of our fourth quarter share repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 2018 (November 4, 2018 to December 1, 2018)	2.0	$52.78	2.0	$1,336
December 2018 (December 2, 2018 to January 5, 2019)	4.3	$47.15	4.3	$1,133
January 2019 (January 6, 2019 to February 2, 2019)	5.1	$46.82	5.1	$893
Total	11.4	$47.97	11.4
In August 2018, our Board of Directors authorized a new program to repurchase up to $1,500 of our outstanding common stock, with no expiration date. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to market and economic conditions and applicable SEC rules.

Nordstrom, Inc. and subsidiaries 17

STOCK PRICE PERFORMANCE
The following graph compares the cumulative total return of Nordstrom common stock, Standard & Poor’s Retail Index (“S&P Retail”) and Standard & Poor’s 500 Index (“S&P 500”) for each of the last five fiscal years, ending February 2, 2019. The Retail Index is composed of 27 retail companies, including Nordstrom, representing an industry group of the S&P 500. The following graph assumes an initial investment of $100 each in Nordstrom common stock, S&P Retail and the S&P 500 on February 1, 2014 and assumes reinvestment of dividends.

End of fiscal year	2013	2014	2015	2016	2017	2018
Nordstrom common stock	100	136	96	87	100	97
S&P Retail	100	123	143	169	239	253
S&P 500	100	117	115	139	171	171

Item 6. Selected Financial Data.
(Dollars in millions except per square foot and per share amounts)
The following selected financial data are derived from the audited Consolidated Financial Statements and should be read in conjunction with Item 1A: Risk Factors, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8: Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Fiscal year	2018	2017	2016	2015	2014
Earnings Results
Net sales	$15,480	$15,137	$14,498	$14,095	$13,110
Credit card revenues, net[1]	380	341	259	342	396
Gross profit	5,325	5,247	5,058	4,927	4,704
Selling, general and administrative (“SG&A”) expenses[2]	(4,868)	(4,662)	(4,315)	(4,168)	(3,777)
Earnings before interest and income taxes (“EBIT”)	837	926	805	1,101	1,323
Net earnings	564	437	354	600	720

Balance Sheet and Cash Flow Data
Cash and cash equivalents	$957	$1,181	$1,007	$595	$827
Merchandise inventories	1,978	2,027	1,896	1,945	1,733
Land, property and equipment, net	3,921	3,939	3,897	3,735	3,340
Total assets[1]	7,886	8,115	7,858	7,698	9,245
Total long-term debt[1]	2,685	2,737	2,774	2,805	3,131
Net cash provided by operating activities[1]	1,296	1,400	1,658	2,470	1,243
Capital expenditures	654	731	846	1,082	861

Performance Metrics
Net sales increase	2.3%	4.4%	2.9%	7.5%	7.8%
Comparable sales increase (decrease)[3]	1.7%	0.8%	(0.4%)	2.7%	4.0%
Digital sales as % of net sales[4]	30.0%	27.0%	24.0%	21.0%	18.0%
Gross profit % of net sales	34.4%	34.7%	34.9%	35.0%	35.9%
SG&A % of net sales[2]	31.5%	30.8%	29.8%	29.6%	28.8%
EBIT % of net sales[2]	5.4%	6.1%	5.6%	7.8%	10.1%
Capital expenditures % of net sales	4.2%	4.8%	5.8%	7.7%	6.6%
Return on assets	6.8%	5.4%	4.5%	6.6%	8.1%
Adjusted return on invested capital (“Adjusted ROIC”)[5]	12.0%	9.7%	8.4%	10.7%	12.6%
Inventory turnover rate	4.70	4.67	4.53	4.54	4.67

Per Share Information
Earnings per diluted share[2,6]	$3.32	$2.59	$2.02	$3.15	$3.72
Dividends declared per share[1]	1.48	1.48	1.48	6.33	1.32
1 Amounts were impacted by the October 1, 2015, credit card receivable transaction. As a result of the transaction, the dividends paid in 2015 included a special cash dividend of $4.85 per share. For further information regarding these impacts, see Note 3: Credit Card Receivable Transaction and Note 12: Shareholders’ Equity in Item 8.
2 Results for 2018 include the Estimated Non-recurring Charge of $72, or $0.28 per diluted share, see Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8.
3 The 53rd week is not included in comparable sales calculations. For the definition of comparable sales, see Results of Operations in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.
4 Digital sales are online sales and digitally assisted store sales which include Buy Online, Pick Up in Store (“BOPUS”), Ship to Store, Reserve Online, Try in Store (Store Reserve) and Style Board, a digital selling tool.
5 See Adjusted ROIC (non-GAAP financial measure) in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information and reconciliation to the most directly comparable GAAP financial measure.
6 Earnings per diluted share included the impact of the Trunk Club goodwill impairment charge of $1.12 per share in 2016.

Nordstrom, Inc. and subsidiaries 19

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except percentages and per share amounts, except where noted otherwise)
The following discussion and analysis of our financial condition and results of operations contains forward-looking statements and should be read in conjunction with Item 1A: Risk Factors, Item 6: Selected Financial Data, our Consolidated Financial Statements and related Notes thereto, as well as other cautionary statements and risks described elsewhere in this Annual Report on Form 10-K, before deciding to purchase, hold or sell shares of our common stock.
OVERVIEW
Nordstrom is a leading fashion retailer offering an extensive selection of high-quality brand-name and private label apparel, shoes, cosmetics and accessories for women, men, young adults and children. We serve customers through two businesses — Full-Price and Off-Price. With customers increasingly engaging with Nordstrom in multiple ways, we focus on providing a seamless experience across stores and online. Our operations currently consist of our Nordstrom U.S. and Canada full-line stores, U.S. and Canada Nordstrom Rack stores, Jeffrey boutiques, Last Chance clearance stores, Trunk Club clubhouses and Nordstrom Local. Additionally, customers are served online through Nordstrom.com, Nordstromrack.com, HauteLook and TrunkClub.com.
Our unique business model is a key point of difference in serving customers in multiple ways — through stores, online, Full-Price and Off-Price — with meaningful synergies across Nordstrom. We are focused on leveraging our digital and physical assets to provide customers with a best-in-class experience.
In 2018, net earnings were $564, or $3.32 per diluted share, which included a $0.05 favorable income tax benefit related to prior periods and an estimated non-recurring credit-related charge of $0.28 (see Note 1: Nature of Operations and Summary of Significant Accounting Policies). Our net sales grew 2.3%, or approximately 3.8% excluding approximately $220 related to the 53rd week in 2017. We maintained a strong financial position, generating annual operating cash flow of more than $1 billion for the 10th consecutive year and returning nearly $1 billion to shareholders in 2018.
In 2018, we achieved the following milestones in executing our customer strategy through our three strategic pillars: providing a compelling product offering, delivering exceptional services and experiences and leveraging the strength of the Nordstrom brand:

•
We continue to see positive customer trends. We had over 35 million customers, an increase of 6% from last year. One-third of our customers shopped across our multiple channels, resulting in incremental customer spend.

•
Our early investments to build a robust digital business gives us a competitive advantage. Digital sales increased 16% and made up 30% of net sales. Additionally, Nordstrom.com has achieved scale, with the profitability of Full-Price digital sales at parity with store sales.

•
Generational investments continued to scale, contributing approximately $2 billion in sales and improvement in profitability. Nordstromrack.com/HauteLook became our fastest business to reach $1 billion in sales. Trunk Club delivered sales growth of 35%. We opened our Men’s Store in New York City and furthered our expansion into Canada with the introduction of six Nordstrom Rack stores.

In 2019, we have two key priorities to drive sales and market share gains. The first key priority is our local market strategy, which launched in 2018 and drove outsized market share gains in Los Angeles. We are focused on scaling in this top market by giving customers greater access to merchandise selection and faster delivery. In addition, we are implementing aspects of our local market strategy in other markets. We will further leverage inventory through our supply chain investments. This includes an Omni-channel Hub in the Los Angeles area to accelerate inventory efficiencies, as well as a one-million square foot Omni-channel center in Riverside, California that will enable faster delivery to the West Coast, which represents 40% of our customer base, at a lower cost to us. While we’re launching this local market strategy in Los Angeles first, we anticipate expanding it to our top markets in the future. We expect to expand our presence in New York City with the planned opening of our Nordstrom NYC women’s store in October. We expect that our NYC flagship, coupled with our digital presence, will contribute a meaningful sales lift in that market.
Our second key priority to drive sales and market share gains is our loyalty program. In 2018, our loyalty customers grew 16% to 11 million and contributed 56% of our sales. In October 2018, we launched our enhanced program, The Nordy Club. Cardmembers now earn three points for every dollar spent, up from two points. In addition, we added experiential elements, such as exclusive access to services and experiences. Going forward, we plan to pursue additional opportunities to further personalize the customer experience and drive increased spend.
We remain focused on driving higher shareholder returns through three key deliverables: growing market share, improving profitability and shareholder returns and continuing our disciplined capital allocation approach. We are well-positioned to execute against our long-term plans and deliver a differentiated customer experience.

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
Similar to other retailers, Nordstrom follows the retail 4-5-4 reporting calendar, which included an extra week in the fourth quarter of 2017 (the “53rd week”). References to 2018 and all years except 2017 within this document are based on a 52-week fiscal year, while 2017 is based on a 53-week fiscal year. However, the 53rd week is not included in the comparable sales calculations.
We may not calculate certain metrics used to evaluate our business in a consistent manner among industry peers. Provided below are definitions of metrics we present within our analysis:

•
Comparable Sales – sales from stores that have been open at least one full year at the beginning of the year. In 2019, we expect net sales growth to approximate comparable sales. As a result, we will only report net sales growth

•	Comparable sales include digital sales and actual returns. Our estimate for sales return allowance is not included in the comparable sales calculations.

•
Due to the 53rd week in 2017, our 2018 comparable sales are reported on a like-for-like basis with no impact from calendar shifts or the new Revenue Standard (see Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8).

•
Digital Sales – online sales and digitally assisted store sales which include Buy Online, Pick Up in Store (“BOPUS”), Ship to Store, Reserve Online, Try in Store (Store Reserve) and Style Board, a digital selling tool

•	Gross Profit – net sales less cost of sales and related buying and occupancy costs

•	Inventory Turnover Rate – trailing 4-quarter cost of sales and related buying and occupancy costs divided by the trailing 4-quarter average inventory
Net Sales
During the first quarter of 2018, we adopted the new Revenue Standard using the modified retrospective adoption method (see Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8). Results beginning in the first quarter of 2018 are presented under the new Revenue Standard, while prior period amounts are not adjusted. Also beginning in 2018, we aligned our sales presentation with how we view the results of our operations internally and how our customers shop with us, by our Full-Price and Off-Price businesses. In 2018, we allocated our sales return allowance and loyalty related adjustments to Full-Price and Off-Price. For 2017 and 2016, Other primarily included unallocated sales return, in-transit and loyalty related adjustments necessary to reconcile sales by business to total net sales.

•	Full-Price – Nordstrom U.S. full-line stores, Nordstrom.com, Canada, Trunk Club, Jeffrey and Nordstrom Local

•	Off-Price – Nordstrom U.S. Rack stores, Nordstromrack.com/HauteLook and Last Chance clearance stores
The following table summarizes net sales and comparable sales by business:

Fiscal year	2018	2017	2016
Net sales by business:
Full-Price	10,299	10,452	10,259
Off-Price	5,181	4,956	4,509
Other	—	(271)	(270)
Total net sales	$15,480	$15,137	$14,498

Net sales increase	2.3%	4.4%	2.9%

Comparable sales increase (decrease) by business:
Full-Price	0.9%	0.1%	(2.2%)
Off-Price	3.5%	2.5%	4.5%
Total Company	1.7%	0.8%	(0.4%)

Digital sales as % of total net sales	30%	27%	24%

Nordstrom, Inc. and subsidiaries 21

Net Sales (2018 vs. 2017)
In 2018, total Company net sales increased 2.3%, compared with 2017. This included a decrease of approximately 150 basis points due to the 53rd week, which contributed approximately $220 in additional net sales in 2017. Digital sales increased 16% compared with 2017. During the year, we opened our Nordstrom Men’s Store NYC, six Nordstrom Rack stores in Canada and six in the U.S., one Jeffrey boutique and two Nordstrom Locals. We closed two full-line stores and one Trunk Club clubhouse.
Full-Price net sales decreased 1.5%, compared with 2017. This included a decrease of approximately 300 basis points primarily due to loyalty related adjustments and the 53rd week. Full-Price sales reflected an increase in the average selling price per item sold, partially offset by a decrease in the number of items sold. Kids’ was the top-performing merchandise category.
Off-Price net sales increased 4.5%, compared with 2017. This included a decrease of approximately 250 basis points primarily due to the 53rd week and loyalty related adjustments. Off-Price sales reflected an increase in the number of items sold, partially offset by a decrease in the average selling price per item sold. The top-performing merchandise category was Shoes.
Net Sales (2017 vs. 2016)
In 2017, total Company net sales increased 4.4%, compared with 2016. Digital sales increased 16% compared with 2016. During the year, we opened two full-line stores, including one in Canada, and 17 Nordstrom Rack stores. The 53rd week contributed approximately $220 in additional net sales.
Full-Price net sales increased 1.9% compared with 2016. Full-Price sales reflected an increase in the average selling price per item sold and an increase in the number of items sold. Kids’ was the top-performing merchandise category.
Off-Price net sales increased 9.9% compared with 2016. Off-Price sales reflected an increase in the number of items sold, partially offset by a decrease in average selling price per item sold. Beauty was the top-performing merchandise category.
Credit Card Revenues, Net
Credit Card Revenues, net include our portion of the ongoing credit card revenue, net of credit losses, pursuant to our program agreement with TD whereby TD is the exclusive issuer of our consumer credit cards and we perform account servicing functions. In 2017 and 2016, we also recorded asset amortization and deferred revenue recognition associated with the assets and liabilities recorded as part of the initial transaction to sell our U.S. Visa and private label credit card portfolio to TD.
Upon adoption of the new Revenue Standard in 2018, the remaining unamortized balances of the investment in contract asset and deferred revenue associated with the sale of the credit card receivables were eliminated as part of a cumulative-effect adjustment, reducing the opening balance of accumulated deficit for 2018. As a result, the asset amortization and deferred revenue recognition are no longer recorded in credit card revenues, net (see Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8).
Credit Card Revenues, Net (2018 vs. 2017)
Credit Card Revenues, net increased $39 in 2018 reflecting our strategic partnership with TD to responsibly grow our receivables and associated revenues as well as efforts to drive new account growth. The 53rd week contributed $10 in additional revenue in 2017.
Credit Card Revenues, Net (2017 vs. 2016)
Credit Card Revenues, net increased $82 in 2017 due to the growth of our program and associated revenues as well as a reduction in amortization expense related to the sale of the credit card portfolio. The 53rd week contributed $10 in additional revenue in 2017.
Gross Profit
The following table summarizes gross profit:

Fiscal year	2018	2017	2016
Gross profit	$5,325	$5,247	$5,058
Gross profit as a % of net sales	34.4%	34.7%	34.9%
Inventory turnover rate	4.70	4.67	4.53
Gross Profit (2018 vs. 2017)
Our gross profit rate decreased 26 basis points in 2018 when compared with 2017, largely due to higher Full-Price markdowns in the fourth quarter of 2018. Overall, continued focus on inventory execution led to improvements in inventory turnover rate in 2018.
Gross Profit (2017 vs. 2016)
Our gross profit rate decreased 23 basis points in 2017 when compared with 2016, primarily due to higher planned occupancy expenses related to new store growth for Nordstrom Rack and Canada. Continued focus on inventory execution led to improvements in inventory turnover rate in 2017.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses are summarized in the following table:

Fiscal year	2018	2017	2016
Selling, general and administrative expenses	$4,868	$4,662	$4,315
Selling, general and administrative expenses as a % of net sales	31.5%	30.8%	29.8%
Selling, General and Administrative Expenses (2018 vs. 2017)
Our SG&A rate increased 65 basis points and increased $206 in 2018 compared with 2017. The basis point increase was primarily due to the Estimated Non-recurring Charge of $72 in 2018 (see Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8). The dollar increase was primarily due to planned increases in supply chain and marketing costs and the Estimated Non-recurring Charge.
Selling, General and Administrative Expenses (2017 vs. 2016)
Our SG&A rate increased 104 basis points and increased $347 in 2017 compared with 2016 primarily due to planned technology and performance related expenses.
Goodwill Impairment
We recognized a goodwill impairment charge of $197 in 2016 related to Trunk Club (see Note 9: Fair Value Measurements in Item 8).
Earnings Before Interest and Income Taxes
Earnings before interest and income taxes (“EBIT”) are summarized in the following table:

Fiscal year	2018	2017	2016
Earnings before interest and income taxes	$837	$926	$805
Earnings before interest and income taxes as a % of net sales	5.4%	6.1%	5.6%
Earnings Before Interest and Income Taxes (2018 vs. 2017)
EBIT decreased $89 and 71 basis points in 2018 compared with 2017 primarily due to the Estimated Non-recurring Charge of $72 (see Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8).
Earnings Before Interest and Income Taxes (2017 vs. 2016)
EBIT increased $121 and 56 basis points in 2017 compared with 2016 primarily due to a goodwill impairment charge of $197 in 2016 related to Trunk Club.
Interest Expense, Net
Interest expense, net is summarized in the following table:

Fiscal year	2018	2017	2016
Interest on long-term debt and short-term borrowings	$146	$168	$147
Less:
Interest income	(15)	(5)	(1)
Capitalized interest	(27)	(27)	(25)
Interest expense, net	$104	$136	$121
Interest Expense, Net (2018 vs. 2017)
Interest expense, net decreased $32 in 2018 compared with 2017 primarily due to a net interest expense charge of $18 related to the $650 debt refinancing completed in the first quarter of 2017 (see Note 8: Debt and Credit Facilities in Item 8) and an increase in interest income resulting from higher average cash balances and short-term interest rates.
Interest Expense, Net (2017 vs. 2016)
Interest expense, net increased $15 in 2017 compared with 2016 primarily due to a net interest expense charge of $18 related to the $650 debt refinancing completed in the first quarter of 2017.

Nordstrom, Inc. and subsidiaries 23

Income Tax Expense
Income tax expense is summarized in the following table:

Fiscal year	2018	2017	2016
Income tax expense	$169	$353	$330
Effective tax rate	23.1%	44.7%	48.2%
In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. Among numerous other provisions, the Tax Act significantly revised the U.S. federal corporate income tax by reducing the statutory rate from 35% to 21%. In accordance with SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, we made a reasonable estimate of the Tax Act’s impact and provisionally recorded this estimate in our 2017 results. As of February 2, 2019, we completed our accounting for the impacts of the Tax Act, resulting in no material changes to previously recorded provisional amounts.
The following table illustrates the components of our effective tax rate:

Fiscal year	2018	2017	2016
Statutory rate[1]	21.0%	33.7%	35.0%
Tax Act impact	(0.1%)	6.1%	—
Goodwill impairment	—	—	10.1%
State and local income taxes, net of federal income taxes	5.8%	4.5%	5.1%
Federal credits	(1.5%)	(0.7%)	(0.6%)
Valuation allowance release	(1.2%)	—	—
Other, net	(0.9%)	1.1%	(1.4%)
Effective tax rate	23.1%	44.7%	48.2%
1 The statutory rate in 2018 and 2017 is reduced due to the Tax Act.
Income Tax Expense (2018 vs. 2017)
The decrease in the effective tax rate for 2018 compared with 2017 was primarily due to the lower statutory tax rate enacted under the Tax Act, the benefit of certain current year foreign losses and the release of a foreign valuation allowance (see Note 14: Income Taxes in Item 8).
Income Tax Expense (2017 vs. 2016)
The decrease in the effective tax rate for 2017 compared with 2016 was primarily due to the non-deductible goodwill impairment charge of $197 related to Trunk Club in the third quarter of 2016 (see Note 9: Fair Value Measurements in Item 8). Excluding the impact of the Trunk Club goodwill impairment, our effective tax rate for 2017 would have increased approximately 700 basis points compared with 2016 primarily as a result of the Tax Act. Net earnings in 2017 included $42 related to the Tax Act, which includes a provisional, one-time tax charge of $51 related to the revaluation of net deferred tax assets, partially offset by cash savings from a lower federal tax rate.

Earnings Per Share
Earnings per share (“EPS”) is as follows:

Fiscal year	2018	2017	2016
Basic	$3.37	$2.62	$2.05
Diluted	$3.32	$2.59	$2.02
Earnings Per Share (2018 vs. 2017)
The increase in diluted EPS of $0.73 was primarily due to a lower tax rate, partially offset by the Estimated Non-recurring Charge of $0.28 (see Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8).
Earnings Per Share (2017 vs. 2016)
For 2017, diluted EPS of $2.59 included impacts associated with the Tax Act consisting of a $0.25 per share reduction related to our income tax provision and a $0.06 per share decrease for a one-time investment in our employees. The impact of the Trunk Club goodwill impairment charge of $197 in 2016 was approximately $1.12 per share. Excluding the impact of these items, diluted EPS decreased in 2017 compared with 2016 due to planned increases in supply chain and technology costs associated with our growth initiatives, partially offset by an increase in net sales.
Fiscal Year 2019 Outlook
We are committed to achieving long-term financial targets, which support three strategic objectives in driving shareholder returns: continuing market share gains, improving profitability and returns, and maintaining disciplined capital allocation. Our expectations for fiscal 2019 are as follows:

Net sales growth	1 percent to 2 percent
Credit card revenues, net	Mid to high single-digit growth
EBIT	$915 to $970 million
EBIT margin	5.9 percent to 6.1 percent
Earnings per diluted share (excluding the impact of any potential future share repurchase)	$3.65 to $3.90
Our guidance also incorporates the following assumptions:

•	We measure our performance through market share, customers and net sales metrics. As comparable sales growth is expected to approximate net sales growth in 2019, we will only report net sales growth.

•	The effective tax rate is expected to be approximately 26%.

•	Estimated outstanding shares are expected to be approximately 162, which excludes the impact of any potential future share repurchases.

Nordstrom, Inc. and subsidiaries 25

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

	12 Fiscal Months Ended
	February 2, 2019	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015
Net earnings	$564	$437	$354	$600	$720
Add: income tax expense	169	353	330	376	465
Add: interest expense	119	141	122	125	139
Earnings before interest and income tax expense	852	931	806	1,101	1,324

Add: rent expense	251	250	202	176	137
Less: estimated depreciation on capitalized operating leases[1]	(134)	(133)	(108)	(94)	(74)
Adjusted net operating profit	969	1,048	900	1,183	1,387

Less: estimated income tax expense	(223)	(468)	(416)	(456)	(544)
Adjusted net operating profit after tax	$746	$580	$484	$727	$843

Average total assets	$8,282	$8,055	$7,917	$9,076	$8,860
Less: average non-interest-bearing current liabilities[2]	(3,479)	(3,261)	(3,012)	(2,993)	(2,730)
Less: average deferred property incentives and deferred rent liability[2]	(616)	(644)	(644)	(548)	(502)
Add: average estimated asset base of capitalized operating leases[1]	2,018	1,805	1,512	1,236	1,058
Average invested capital	$6,205	$5,955	$5,773	$6,771	$6,686

Return on assets[3]	6.8%	5.4%	4.5%	6.6%	8.1%
Adjusted ROIC[3]	12.0%	9.7%	8.4%	10.7%	12.6%
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
3 Results for the 12 fiscal months ended February 2, 2019 include lower income tax expense primarily associated with the Tax Act and a $72 unfavorable impact related to the Estimated Non-recurring Charge (see Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8). Results for the 12 fiscal months ended February 3, 2018 include a $42 unfavorable impact related to the Tax Act. Results for the 12 fiscal months ended January 28, 2017 include a $197 unfavorable impact of the Trunk Club non-cash goodwill impairment charge in the third quarter of 2016.

LIQUIDITY AND CAPITAL RESOURCES
We strive to maintain a level of liquidity sufficient to allow us to cover our seasonal cash needs and to maintain appropriate levels of short-term borrowings. We believe that our operating cash flows, available credit facility and potential future borrowings are sufficient to meet our cash requirements for the next 12 months and beyond.
Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments. We believe that as of February 2, 2019, our existing cash and cash equivalents on-hand of $957, available credit facility of $800 and potential future operating cash flows and borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives.
The following is a summary of our cash flows by activity:

Fiscal year	2018	2017	2016
Net cash provided by operating activities	$1,296	$1,400	$1,658
Net cash used in investing activities	(653)	(684)	(791)
Net cash used in financing activities	(867)	(542)	(455)
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
Net cash provided by operating activities decreased by $104 between 2018 and 2017 primarily due to the timing of payroll and increased incentive compensation payouts, which included $16 for our one-time investment in employees in response to the Tax Act, paid in 2018. Net cash provided by operating activities decreased by $258 between 2017 and 2016 primarily due to the timing of tax refunds and payments.
Investing Activities
Our investing cash inflows are generally from proceeds from sales of property and equipment. Our investing cash outflows include payments for capital expenditures, including stores, supply chain improvements and technology costs. In addition, other investing includes payments for investments in other companies, as well as proceeds from distributions or sales of these investments.
Net cash used in investing activities decreased by $31 between 2018 and 2017 and $107 between 2017 and 2016 primarily due to decreases in capital expenditures, partially offset by the acquisitions of two retail technology companies in 2018, which were classified in other investing activities, net (see Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8).
Capital Expenditures
Our capital expenditures, net are summarized as follows:

Fiscal year	2018	2017	2016
Capital expenditures	$654	$731	$846
Less: deferred property incentives[1]	(53)	(64)	(65)
Capital expenditures, net	$601	$667	$781

Capital expenditures % of net sales	4.2%	4.8%	5.8%

Capital expenditures, net category allocation:
Technology	30%	28%	26%
Supply chain	18%	4%	4%
Generational investments[2]	30%	24%	32%
New stores, relocations, remodels and other	22%	44%	38%
Total	100%	100%	100%
1 Deferred property incentives are included in our cash provided by operations in our Consolidated Statements of Cash Flows in Item 8. We operationally view the property incentives we receive from our developers as an offset to our capital expenditures.
2 Generational investments include Nordstromrack.com/HauteLook, Canada, Trunk Club and Nordstrom NYC.

Nordstrom, Inc. and subsidiaries 27

Capital expenditures, net decreased $66 in 2018 compared with 2017 primarily due to fewer new Nordstrom Rack store openings and U.S. full-line relocations, partially offset by increased supply chain investments. Capital expenditures, net decreased $114 in 2017 compared with 2016 primarily due to fewer Canada full-line store openings.
Our capital expenditures, net were $3,726, or 5% of net sales, over the last five years. We estimate our spending as a percent of sales in 2019 to increase to 6%, as we shifted approximately $100 in projects from 2018, and will consist primarily of investments in our Supply Chain Network and Nordstrom NYC. As we near the end of our generational investments cycle, we expect capital expenditure levels to moderate in 2020.
Financing Activities
The majority of our financing activities include common stock repurchases, long-term debt proceeds or payments and dividend payments.
Net cash used in financing activities increased $325 between 2018 and 2017 primarily due to increased share repurchase activity, partially offset by increased proceeds from stock option exercises, driven by a higher stock price. Net cash used in financing activities increased $87 between 2017 and 2016 primarily due to a decrease in cash book overdrafts as a result of payment timing differences.
Share Repurchases
In February 2017, our Board of Directors authorized a new program to repurchase up to $500 of our outstanding common stock, through August 31, 2018. There was $319 of unused capacity upon this program’s expiration. In August 2018, our Board of Directors authorized a new program to repurchase up to $1,500 of our outstanding common stock, with no expiration date.
Under the February 2017 program until it expired and then under the August 2018 program, we repurchased 14.3 shares of our common stock for an aggregate purchase price of $702 during 2018. We had $893 remaining in share repurchase capacity as of February 2, 2019. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to market and economic conditions and applicable SEC rules.
Borrowing Activity
During 2017, we issued $350 aggregate principal amount of 4.00% senior unsecured notes due March 2027 and $300 aggregate principal amount of 5.00% senior unsecured notes due January 2044. We recorded debt issuance costs incurred as a result of the issuance in other financing activities, net in the Consolidated Statements of Cash Flows. With the proceeds of these new notes, we retired our $650 senior unsecured notes that were due January 2018 (see Note 8: Debt and Credit Facilities in Item 8).
Additionally, in 2018, we fully repaid $47 outstanding on our wholly owned subsidiary Puerto Rico’s unsecured borrowing facility (see Note 8: Debt and Credit Facilities in Item 8).
Dividends
In 2018, we paid dividends of $250, or $1.48 per share, compared with $247, or $1.48 per share, in 2017 and $256, or $1.48 per share, in 2016. In determining the dividends to pay, we analyze our dividend payout ratio and dividend yield, while taking into consideration our current and projected operating performance and liquidity. Our dividend payout ratio target range is 30% to 40% of the prior year’s net earnings.
In February 2019, subsequent to year end, we declared a quarterly dividend of $0.37 per share, which will be paid on March 26, 2019 to holders of record as of March 11, 2019.

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

Fiscal year	2018	2017	2016
Net cash provided by operating activities	$1,296	$1,400	$1,658
Less: capital expenditures	(654)	(731)	(846)
Add: proceeds from sale of credit card receivables originated at third parties	—	16	—
(Less) Add: change in cash book overdrafts	—	(55)	4
Free Cash Flow	$642	$630	$816
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

Fiscal year	2018	2017	2016
Net earnings	$564	$437	$354
Add: income tax expense	169	353	330
Add: interest expense, net	104	136	121
Earnings before interest and income taxes	837	926	805

Add: depreciation and amortization expenses	669	666	645
Less: amortization of deferred property incentives	(79)	(79)	(80)
Adjusted EBITDA	$1,427	$1,513	$1,370

Nordstrom, Inc. and subsidiaries 29

Credit Capacity and Commitments
As of February 2, 2019, we had total short-term borrowing capacity of $800. In September 2018, we renewed our existing $800 senior unsecured revolving credit facility (“revolver”), extending the expiration from April 2020 to September 2023. Our revolver contains customary representations, warranties, covenants and terms, which are substantially similar to our 2015 revolver. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes. Provided that we obtain written consent from our lenders, we have the option to increase the revolving commitment by up to $200, to a total of $1,000, and two options to extend the revolving commitment by one year.
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
As of February 2, 2019, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our revolver.
Our wholly owned subsidiary in Puerto Rico maintained a $52 unsecured borrowing facility to support our expansion into that market. Borrowings on this facility incurred interest at an annual rate based upon LIBOR plus 1.275% and also incurred a fee based on any unused commitment. In 2018, we fully repaid $47 outstanding on this facility, which was included in the current portion of long-term debt. This facility expired in the fourth quarter of 2018.
We maintain trade and standby letters of credit to facilitate our international payments. As of February 2, 2019, we have $8 available and none outstanding under the trade letter of credit and $15 available and $2 outstanding under the standby letter of credit.
Plans for our Nordstrom NYC store, which we currently expect to open in October 2019, ultimately include owning a condominium interest in a mixed-use tower and leasing certain nearby properties. As of February 2, 2019, we had approximately $302 of fee interest in land, which is expected to convert to the condominium interest once the store is constructed. We have committed to make future installment payments based on the developer meeting pre-established construction and development milestones. In the event that this project is not completed, the opening may be delayed and we may be subject to future losses or capital commitments in order to complete construction or to monetize our investment.
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
Debt Covenants
The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) leverage ratio of no more than four times. As of February 2, 2019, we were in compliance with this covenant.

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

	2018[1]	2017[1]
Debt	$2,685	$2,737
Add: estimated capitalized operating lease liability[2]	2,009	2,001
Adjusted Debt	$4,694	$4,738

Net earnings	564	437
Add: income tax expense	169	353
Add: interest expense, net	104	136
Earnings before interest and income taxes	837	926

Add: depreciation and amortization expenses	669	666
Add: rent expense, net	251	250
Add: non-cash acquisition-related charges	—	1
Adjusted EBITDAR	$1,757	$1,843

Debt to Net Earnings[3]	4.8	6.3
Adjusted Debt to EBITDAR[3]	2.7	2.6
1 The components of Adjusted Debt are as of February 2, 2019 and February 3, 2018, while the components of Adjusted EBITDAR are for the 12 months ended February 2, 2019 and February 3, 2018.
2 Based upon the estimated lease liability as of the end of the period, calculated as the trailing 12 months of rent expense multiplied by eight. The multiple of eight times rent expense is a commonly used method of estimating the debt we would record for our leases that are classified as operating if they had met the criteria for a capital lease or we had purchased the property. We do not expect the adoption of the new Lease Standard to have a material impact on our Adjusted Debt to EBITDAR (see Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8).
3 Results for the 12 fiscal months ended February 2, 2019 include lower income tax expense primarily associated with the Tax Act and a $72 unfavorable impact related to the Estimated Non-recurring Charge (see Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8). Results for the 12 fiscal months ended February 3, 2018 include a $42 unfavorable impact related to the Tax Act.

Nordstrom, Inc. and subsidiaries 31

Contractual Obligations
The following table summarizes our contractual obligations and the expected effect on our liquidity and cash flows as of February 2, 2019. We expect to fund these commitments primarily with operating cash flows generated in the normal course of business and credit available to us under existing and potential future facilities.

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt	$4,596	$147	$1,243	$188	$3,018
Operating leases	2,609	322	607	520	1,160
Purchase obligations	1,865	1,733	123	9	—
Other long-term liabilities	363	59	60	43	201
Total	$9,433	$2,261	$2,033	$760	$4,379
Included in the required debt repayments disclosed above are estimated total interest payments of $1,822 as of February 2, 2019, payable over the remaining life of the debt.
The operating lease obligations in the table above do not include payments for operating expenses that are required by most of our lease agreements. Such expenses, which include common area charges, real estate taxes and other executory costs, totaled $138 in 2018, $121 in 2017 and $112 in 2016. In addition, some of our leases require additional rental payments based on a percentage of our sales, referred to as “percentage rent.” Percentage rent, which is also excluded from the obligations in the table above, was $9 in 2018, $11 in 2017 and $12 in 2016.
Purchase obligations primarily consist of inventory purchase orders and capital expenditure commitments. Capital expenditure commitments include Nordstrom NYC.
Other long-term liabilities consist of workers’ compensation and other liability insurance reserves and postretirement benefits. The payment amounts presented above were estimated based on historical payment trends. Other long-term liabilities not requiring cash payments, such as deferred property incentives and deferred revenue, were excluded from the table above. Also excluded from the table above are unrecognized tax benefits of $33, as we are unable to reasonably estimate the timing of future cash payments, if any, for these liabilities.
Off-Balance Sheet Arrangements
Pursuant to the program agreement with TD, we offer and administer a loyalty program and perform other account servicing functions (see Note 3: Credit Card Receivable Transaction in Item 8). Credit card receivables serviced under this contract are $3,651 as of February 2, 2019.
Other than items noted in the paragraph above, in addition to operating leases entered into in the normal course of business and the development of our Nordstrom Men’s Store NYC and Nordstrom NYC, we had no material off-balance sheet arrangements during 2018.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. The following discussion highlights the estimates we believe are critical and should be read in conjunction with the Notes to Consolidated Financial Statements in Item 8. Our management has discussed the development and selection of these critical accounting estimates with the Audit & Finance Committee of our Board of Directors, and the Audit & Finance Committee has reviewed our disclosures that follow.
Revenue Recognition
During the first quarter of 2018, we adopted the new Revenue Standard using the modified retrospective adoption method (see Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8). Results beginning in the first quarter of 2018 are presented under the new Revenue Standard, while prior period amounts are not adjusted.
We recognize sales revenue net of estimated returns and excluding sales taxes. Revenue from sales to customers shipped from our Supply Chain Network facilities, stores and directly from our vendors (“shipped revenues”), which includes shipping revenue when applicable, is recognized at shipping point, the point in time where control has transferred to the customer. Costs to ship orders to customers are expensed as a fulfillment activity at shipping point, commissions from sales at our Full-Price stores are expensed at the point of sale and both are recorded in selling, general and administrative expenses. Prior to 2018, shipped revenues were recognized upon estimated receipt by the customer and we recorded an estimated in-transit allowance for orders shipped prior to a period’s end, but not yet received by the customer.

We reduce sales and cost of sales by an estimate of customer merchandise returns, which is calculated based on historical return patterns, and record a sales return allowance and an estimated returns asset. Our sales return allowance is classified in other current liabilities and our estimated returns asset, calculated based on the cost of merchandise sold, is classified in prepaid expenses and other on the Consolidated Balance Sheet. Due to the seasonality of our business, these balances typically increase with higher sales occurring in the last month of a period, such as the Anniversary Sale typically at the end of the second quarter, and decrease in the following period. Prior to 2018, the estimated cost of merchandise returned was netted with our sales return allowance in other current liabilities.
Although we believe we have sufficient current and historical knowledge to record reasonable estimates of sales returns, actual returns could differ from recorded amounts. In the past three years, there were no significant changes in customer return behavior and we have made no material changes to our estimates included in the calculations of our sales return allowance. A 10% change in the sales return allowance net of the estimated returns asset would have had a $15 impact on our net earnings for the year ended February 2, 2019.
As our customers earn points and Notes in The Nordy Club, a portion of underlying sales revenue is deferred based on an estimated stand-alone selling price of points, Notes and other loyalty benefits, such as alterations. We recognize the revenue and related cost of sale when the Notes are ultimately redeemed and reduce our contract liability. We include the deferred revenue in other current liabilities on the Consolidated Balance Sheet. We record breakage revenue of unused points and unredeemed Notes based on expected customer redemption. We estimate, based on historical usage, that 6% of Notes will be unredeemed and recognized as revenue. Other benefits of the loyalty program, including shopping and fashion events, are recorded in selling, general and administrative expenses as these are not a material right of the program.
Merchandise Inventories
Merchandise inventories are generally stated at the lower of cost or market value using the retail inventory method. Under the retail method, the valuation of inventories is determined by applying a calculated cost-to-retail ratio to the retail value of ending inventory. The value of our inventory on the balance sheet is then reduced by a charge to cost of sales for retail inventory markdowns taken on the selling price. To determine if the retail value of our inventory should be marked down, we consider current and anticipated demand, customer preferences, age of the merchandise and fashion trends. Inherent in the retail inventory method are certain management judgments that may affect the ending inventory valuation as well as gross profit.
We take physical inventory counts and adjust our records accordingly. Following each physical inventory cycle, we adjust shrink to actual results and an estimate is recorded for shrink from the count date to year end. We evaluate and determine our estimated shrinkage rate, which is based on a percentage of sales, using the most recent physical inventory and historical results.
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
We regularly evaluate the likelihood of realizing the benefit for income tax positions we have taken in various federal, state and foreign filings by considering all relevant facts, circumstances and information available. If we believe it is more likely than not that our position will be sustained, we recognize a benefit at the largest amount that we believe is cumulatively greater than 50% likely to be realized. Our unrecognized tax benefit was $30 as of February 2, 2019, and $31 as of February 3, 2018. Interest and penalties related to income tax matters are classified as a component of income tax expense.

Nordstrom, Inc. and subsidiaries 33

Income taxes require significant management judgment regarding applicable statutes and their related interpretation, the status of various income tax audits and our particular facts and circumstances. Also, as audits are completed or statutes of limitations lapse, it may be necessary to record adjustments to our taxes payable, deferred taxes, tax reserves or income tax expense. Such adjustments did not materially impact our effective income tax rate in 2018, 2017 or 2016.
In December 2017, the Tax Act was signed into law. In accordance with SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, we made a reasonable estimate of the Tax Act’s impact and provisionally recorded this estimate in our 2017 results. As of February 2, 2019, we have completed our accounting for the impacts of the Tax Act, resulting in no material changes to previously recorded provisional amounts (see Note 14: Income Taxes in Item 8).
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8 for a discussion of recent accounting pronouncements and the impact these standards are anticipated to have on our results of operations, liquidity or capital resources.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
(Dollars in millions)
INTEREST RATE RISK
For our long-term debt of $2,685, our exposure to interest rate risk is primarily limited to changes in fair value. As our debt is primarily fixed-rate, changes in interest rates do not significantly impact our cash flows. However, changes in interest rates increase or decrease the fair value of our debt, depending on whether market rates are lower or higher than our fixed rates. In addition, our $500 term loan will mature in 2020, and if we refinance this debt, we are at risk of interest rate changes with respect to any difference between the existing interest rate and the interest rate on its replacement. As of February 2, 2019, the fair value of our long-term debt was $2,692 (see Note 8: Debt and Credit Facilities and Note 9: Fair Value Measurements in Item 8).
We are exposed to interest rate risk primarily from changes in short-term interest rates. Interest rate fluctuations can affect our interest income and interest expense. As of February 2, 2019, we had cash and cash equivalents of $957 which generate interest income at variable rates.
FOREIGN CURRENCY EXCHANGE RISK
The majority of our revenues, expenses and capital expenditures are transacted in U.S. Dollars. Our U.S. operation periodically enters into merchandise purchase orders denominated in British Pounds or Euros. From time to time, we may use forward contracts to hedge against fluctuations in foreign currency prices. As of February 2, 2019, our outstanding forward contracts did not have a material impact on our Consolidated Financial Statements.
We have six full-line stores and six Nordstrom Rack stores in Canada. The functional currency of our Canadian operation is the Canadian Dollar. We translate assets and liabilities into U.S. Dollars using the exchange rate in effect at the balance sheet date, while we translate revenues and expenses using a weighted-average exchange rate for the period. We record these translation adjustments as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets in Item 8. Our Canadian operation enters into merchandise purchase orders denominated in U.S. Dollars for some portion of its inventory. As sales in Canada are denominated in the Canadian Dollar, gross profit for our Canadian operation can be impacted by foreign currency fluctuations.
In addition, our U.S. operation incurs certain expenditures denominated in Canadian Dollars and our Canadian operation incurs certain expenditures denominated in U.S. Dollars. This activity results in transaction gains and losses that arise from exchange rate fluctuations, which are recorded as gains or losses in the Consolidated Statements of Earnings in Item 8. As of February 2, 2019, activities associated with foreign currency exchange risk have not had a material impact on our Consolidated Financial Statements.

Item 8: Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nordstrom, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the “Company”) as of February 2, 2019 and February 3, 2018, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended February 2, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 2, 2019, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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

/s/ Deloitte & Touche LLP
Seattle, Washington
March 18, 2019

We have served as the Company’s auditor since 1970

Nordstrom, Inc. and subsidiaries 35

Nordstrom, Inc.
Consolidated Statements of Earnings
(In millions except per share amounts)

Fiscal year	2018	2017	2016
Net sales	$15,480	$15,137	$14,498
Credit card revenues, net	380	341	259
Total revenues	15,860	15,478	14,757
Cost of sales and related buying and occupancy costs	(10,155)	(9,890)	(9,440)
Selling, general and administrative expenses	(4,868)	(4,662)	(4,315)
Goodwill impairment	—	—	(197)
Earnings before interest and income taxes	837	926	805
Interest expense, net	(104)	(136)	(121)
Earnings before income taxes	733	790	684
Income tax expense	(169)	(353)	(330)
Net earnings	$564	$437	$354

Earnings per share:
Basic	$3.37	$2.62	$2.05
Diluted	$3.32	$2.59	$2.02

Weighted-average shares outstanding:
Basic	167.3	166.8	173.2
Diluted	170.0	168.9	175.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
Nordstrom, Inc.
Consolidated Statements of Comprehensive Earnings
(In millions)

Fiscal year	2018	2017	2016
Net earnings	$564	$437	$354
Postretirement plan adjustments, net of tax of ($5), $2 and ($1)	14	(6)	1
Foreign currency translation adjustment	(17)	20	14
Comprehensive net earnings	$561	$451	$369
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Consolidated Balance Sheets
(In millions)

	February 2, 2019	February 3, 2018
Assets
Current assets:
Cash and cash equivalents	$957	$1,181
Accounts receivable, net	148	145
Merchandise inventories	1,978	2,027
Prepaid expenses and other	291	150
Total current assets	3,374	3,503

Land, property and equipment, net	3,921	3,939
Goodwill	249	238
Other assets	342	435
Total assets	$7,886	$8,115

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,469	$1,409
Accrued salaries, wages and related benefits	580	578
Other current liabilities	1,324	1,246
Current portion of long-term debt	8	56
Total current liabilities	3,381	3,289

Long-term debt, net	2,677	2,681
Deferred property incentives, net	457	495
Other liabilities	498	673

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 157.6 and 167.0 shares issued and outstanding	3,048	2,816
Accumulated deficit	(2,138)	(1,810)
Accumulated other comprehensive loss	(37)	(29)
Total shareholders’ equity	873	977
Total liabilities and shareholders’ equity	$7,886	$8,115
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc. and subsidiaries 37

Nordstrom, Inc.
Consolidated Statements of Shareholders’ Equity
(In millions except per share amounts)

				Accumulated
				Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Loss	Total
Balance at January 30, 2016	173.5	$2,539	($1,610)	($58)	$871
Net earnings	—	—	354	—	354
Other comprehensive earnings	—	—	—	15	15
Dividends ($1.48 per share)	—	—	(256)	—	(256)
Issuance of common stock under stock compensation plans	2.1	83	—	—	83
Stock-based compensation	0.3	85	—	—	85
Repurchase of common stock	(5.9)	—	(282)	—	(282)
Balance at January 28, 2017	170.0	2,707	(1,794)	(43)	870
Net earnings	—	—	437	—	437
Other comprehensive earnings	—	—	—	14	14
Dividends ($1.48 per share)	—	—	(247)	—	(247)
Issuance of common stock under stock compensation plans	1.1	39	—	—	39
Stock-based compensation	0.5	70	—	—	70
Repurchase of common stock	(4.6)	—	(206)	—	(206)
Balance at February 3, 2018	167.0	2,816	(1,810)	(29)	977
Cumulative effect of adopted accounting standards	—	—	60	(5)	55
Net earnings	—	—	564	—	564
Other comprehensive loss	—	—	—	(3)	(3)
Dividends ($1.48 per share)	—	—	(250)	—	(250)
Issuance of common stock under stock compensation plans	4.0	163	—	—	163
Stock-based compensation	0.9	69	—	—	69
Repurchase of common stock	(14.3)	—	(702)	—	(702)
Balance at February 2, 2019	157.6	$3,048	($2,138)	($37)	$873
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Consolidated Statements of Cash Flows
(In millions)

Fiscal year	2018	2017	2016
Operating Activities
Net earnings	$564	$437	$354
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses	669	666	645
Goodwill impairment	—	—	197
Amortization of deferred property incentives and other, net	(75)	(82)	(76)
Deferred income taxes, net	(34)	11	(15)
Stock-based compensation expense	90	77	91
Change in operating assets and liabilities:
Accounts receivable	(4)	1	(3)
Proceeds from sale of credit card receivables originated at Nordstrom	—	39	—
Merchandise inventories	15	(62)	31
Prepaid expenses and other assets	(8)	(21)	100
Accounts payable	12	77	16
Accrued salaries, wages and related benefits	1	121	38
Other current liabilities	15	48	181
Deferred property incentives	53	64	65
Other liabilities	(2)	24	34
Net cash provided by operating activities	1,296	1,400	1,658

Investing Activities
Capital expenditures	(654)	(731)	(846)
Proceeds from sale of credit card receivables originated at third parties	—	16	—
Other, net	1	31	55
Net cash used in investing activities	(653)	(684)	(791)

Financing Activities
Proceeds from long-term borrowings, net of discounts	—	635	—
Principal payments on long-term borrowings	(56)	(661)	(10)
(Decrease) increase in cash book overdrafts	—	(55)	4
Cash dividends paid	(250)	(247)	(256)
Payments for repurchase of common stock	(678)	(211)	(277)
Proceeds from issuances under stock compensation plans	163	39	83
Tax withholding on share-based awards	(20)	(7)	(5)
Other, net	(26)	(35)	6
Net cash used in financing activities	(867)	(542)	(455)

Net (decrease) increase in cash and cash equivalents	(224)	174	412
Cash and cash equivalents at beginning of year	1,181	1,007	595
Cash and cash equivalents at end of year	$957	$1,181	$1,007

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes, net of refunds	$280	$363	$112
Interest, net of capitalized interest	118	143	134
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc. and subsidiaries 39

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Founded in 1901 as a retail shoe business in Seattle, Washington, Nordstrom, Inc. is now a leading fashion retailer that offers customers an extensive selection of high-quality fashion brands focused on apparel, shoes, cosmetics and accessories for women, men, young adults and children. This breadth of merchandise allows us to serve a wide range of customers who appreciate quality fashion and a superior shopping experience. We offer brand-name and private label merchandise through multiple retail channels, including 115 Nordstrom U.S. full-line stores and Nordstrom.com, six Canada full-line stores, 244 U.S. and Canadian Nordstrom Rack stores, Nordstromrack.com/HauteLook, three Jeffrey boutiques, two Last Chance clearance stores, six Trunk Club clubhouses and TrunkClub.com, and three Nordstrom Locals. Our stores are located in 40 states in the U.S., three provinces in Canada and Puerto Rico.
Fiscal Year
We operate on a 52/53-week fiscal year ending on the Saturday closest to January 31st. References to 2018 and all years except 2017 within this document are based on a 52-week fiscal year, while 2017 is based on a 53-week fiscal year.
Principles of Consolidation
The Consolidated Financial Statements include the balances of Nordstrom, Inc. and its subsidiaries. All intercompany transactions and balances are eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities during the reporting period. Uncertainties regarding such estimates and assumptions are inherent in the preparation of financial statements and actual results may differ from these estimates and assumptions. Our most significant accounting judgments and estimates include revenue recognition, inventory valuation, long-lived asset recoverability and income taxes.
Revenue
During the first quarter of fiscal 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, and all related amendments (“Revenue Standard”), using the modified retrospective adoption method. Results for reporting periods beginning in the first quarter of 2018 are presented under the new Revenue Standard while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Accounting Standards Codification 605 — Revenue Recognition. Upon adoption, we recorded a net cumulative effect adjustment of $55 which decreased beginning accumulated deficit.
Net Sales
We recognize sales revenue net of estimated returns and excluding sales taxes. Revenue from sales to customers shipped from our Supply Chain Network facilities, stores and directly from our vendors (“shipped revenues”), which includes shipping revenue when applicable, is recognized at shipping point, the point in time where control has transferred to the customer. Costs to ship orders to customers are expensed as a fulfillment activity at shipping point, commissions from sales at our Full-Price stores are expensed at the point of sale and both are recorded in selling, general and administrative expenses. Prior to 2018, shipped revenues were recognized upon estimated receipt by the customer and we recorded an estimated in-transit allowance for orders shipped prior to a period’s end, but not yet received by the customer.
We reduce sales and cost of sales by an estimate of customer merchandise returns, which is calculated based on historical return patterns, and record a sales return allowance and an estimated returns asset. Our sales return allowance is classified in other current liabilities and our estimated returns asset, calculated based on the cost of merchandise sold, is classified in prepaid expenses and other on the Consolidated Balance Sheet. Due to the seasonality of our business, these balances typically increase with higher sales occurring in the last month of a period, such as the Anniversary Sale typically at the end of the second quarter, and decrease in the following period. Prior to 2018, the estimated cost of merchandise returned was netted with our sales return allowance in other current liabilities.
Loyalty Program
We evolved our customer loyalty program with the launch of The Nordy Club in October 2018, which incorporates a traditional point system and the favorite benefits of our previous program, while providing customers exclusive access to products and events, enhanced services, personalized experiences and more convenient ways to shop. Customers accumulate points based on their level of spending and type of participation. Upon reaching certain point thresholds, customers receive Nordstrom Notes (“Notes”), which can be redeemed for goods or services offered at Nordstrom full-line stores, Nordstrom.com, Nordstrom Rack and Nordstromrack.com/HauteLook. Nordstrom cardmembers can also earn rewards at Trunk Club. The Nordy Club member benefits will vary based on the level of customer spend, and include Bonus Points days and shopping and fashion events.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

We offer customers access to a variety of payment products and services, including a selection of Nordstrom-branded Visa® credit cards in the U.S. and Canada, as well as a Nordstrom-branded private label credit card for Nordstrom purchases. When customers use a Nordstrom-branded credit or debit card, they also participate in The Nordy Club and receive additional benefits, which can vary depending on the level of spend, including early access to the Anniversary Sale, Nordstrom to You (an in-home stylist) and incremental accumulation of points toward Notes.
As our customers earn points and Notes in The Nordy Club, a portion of underlying sales revenue is deferred based on an estimated stand-alone selling price of points, Notes and other loyalty benefits, such as alterations. We recognize the revenue and related cost of sale when the Notes are ultimately redeemed and reduce our contract liability. We include the deferred revenue in other current liabilities on the Consolidated Balance Sheet. We record breakage revenue of unused points and unredeemed Notes based on expected customer redemption. We estimate, based on historical usage, that 6% of Notes will be unredeemed and recognized as revenue. Other benefits of the loyalty program, including shopping and fashion events, are recorded in selling, general and administrative expenses as these are not a material right of the program.
As of February 2, 2019, our outstanding performance obligation for The Nordy Club, which consists primarily of unredeemed points and Notes at retail value under the new Revenue Standard was $159. Almost all Notes are redeemed within approximately six months of issuance. Prior to 2018, we estimated the net cost of Notes to be issued and redeemed and recorded this cost as rewards points were accumulated. This cost, as well as reimbursed alterations, was recorded in cost of sales as we provided customers with products and services for these rewards. Our outstanding loyalty program liabilities as of February 3, 2018 were $69, recorded at cost before adoption of the new Revenue Standard.
Credit Card Revenues, net
Although the primary purpose of offering our credit cards is to foster greater customer loyalty and drive more sales, we also receive credit card revenue through our program agreement with TD, whereby TD is the exclusive issuer of our consumer credit cards and we perform account servicing functions. We completed the sale of a substantial majority of our U.S. Visa and private label credit card portfolio to TD in 2015, and in November 2017, we sold the remaining balances to TD, which consisted of employee credit card receivables for the U.S. Visa and Nordstrom private label credit cards (see Note 3: Credit Card Receivable Transaction). Credit card revenues, net include our portion of the ongoing credit card revenue, net of credit losses, pursuant to our program agreement with TD. In 2017 and 2016, we also recorded asset amortization and deferred revenue recognition associated with the assets and liabilities recorded as part of the initial transaction to sell our U.S. Visa and private label credit card portfolio to TD.
Upon adoption of the new Revenue Standard, the remaining unamortized balances of the investment in contract asset and deferred revenue associated with the sale of the credit card receivables were eliminated as part of a cumulative-effect adjustment, reducing the opening balance of accumulated deficit for 2018. As a result, the asset amortization and deferred revenue recognition are no longer recorded in credit card revenues, net. Prior to 2018, the investment in contract asset was classified in prepaid expenses and other and other assets, while the deferred revenue was classified in other current liabilities and other liabilities on the Consolidated Balance Sheet.
Gift Cards
We record deferred revenue from the sale of gift cards at the time of purchase. As gift cards are redeemed, we recognize revenue and reduce our contract liability. Although our gift cards do not have an expiration date, we include this deferred revenue in other current liabilities on the Consolidated Balance Sheet as customers can redeem gift cards at any time.
As of February 2, 2019, our outstanding performance obligation for unredeemed gift cards was $389. Almost all gift cards are redeemed within two years of issuance. We record breakage revenue on unused gift cards based on expected customer redemption. We estimate, based on historical usage, that 2% will be unredeemed and recognized as revenue. Breakage income was $14 in 2018. Prior to 2018, gift card breakage was recorded in selling, general and administrative expenses and was estimated based on when redemption was considered remote. Breakage income was $16 and $12 in 2017 and 2016. Outstanding gift card liabilities was $425 as of February 3, 2018.
Cost of Sales
Cost of sales primarily includes the purchase cost of inventory sold (net of vendor allowances) and in-bound freight expense.
Buying and Occupancy Costs
Buying costs consist primarily of compensation and other costs incurred by our merchandising and product development groups. Occupancy costs include rent, depreciation, property taxes and facility operating costs of our retail, corporate center and Supply Chain Network facilities.

Nordstrom, Inc. and subsidiaries 41

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Rent
We recognize minimum rent expense, net of developer reimbursements, on a straight-line basis over the minimum lease term from the time that we control the leased property. For scheduled rent escalation clauses during the lease terms, we record minimum rent expense on a straight-line basis over the terms of the leases, with the adjustments accrued as current and noncurrent deferred rent and included in other current liabilities and other liabilities on our Consolidated Balance Sheet. Contingent rental payments, typically based on a percentage of sales, are recognized in rent expense when payment of the contingent rent is probable.
We receive incentives from developers to construct stores in certain developments. At the end of 2018 and 2017, liabilities of $452 and $485 were recorded within deferred property incentives, net on the Consolidated Balance Sheets and were recognized as a reduction of rent expense on a straight-line basis over the lease terms.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of compensation and benefit costs, marketing, supply chain and technology.
Estimated Non-recurring Charge
We recognized an estimated non-recurring credit-related charge (“Estimated Non-recurring Charge”) of $72, or $49 net of tax, during the third quarter of 2018, resulting from some delinquent Nordstrom credit card accounts being charged higher interest in error. We estimate that less than 4% of Nordstrom cardmembers will receive a cash refund or credit to outstanding balances, with most receiving less than one hundred dollars.
We have taken action, including the appropriate steps to address this issue and recorded an estimated charge representing our costs through 2018, which are comprised primarily of amounts we intend to refund to impacted cardmembers. The Estimated Non-recurring Charge increased our selling, general and administrative expenses on our Consolidated Statement of Earnings and other current liabilities on our Consolidated Balance Sheet. Of the $72 Estimated Non-recurring Charge, approximately $16 is a prior period misstatement recognized in the third quarter of 2018. As this out of period adjustment is not material to previously reported amounts in any prior periods, we recorded it all in the third quarter of 2018 instead of revising prior periods presented.
Advertising
Advertising production costs for internet, magazines, store events and other media are expensed the first time the advertisement is run. Online marketing costs are expensed when incurred. Total advertising expenses, net of vendor allowances, of $246, $261 and $241 in 2018, 2017 and 2016 were included in selling, general and administrative expenses.
Vendor Allowances
We receive allowances from merchandise vendors for cosmetic expenses, purchase price adjustments, cooperative advertising programs and various other expenses. Allowances for cosmetic expenses are recorded in selling, general and administrative expenses as a reduction of the related costs when incurred. Purchase price adjustments are recorded as a reduction of cost of sales at the point they have been earned and the related merchandise has been marked down or sold. Allowances for cooperative advertising programs and other expenses are recorded in selling, general and administrative expenses as a reduction of the related costs when incurred. Vendor allowances earned are as follows:

Fiscal year	2018	2017	2016
Cosmetic expenses	$149	$159	$166
Purchase price adjustments	180	184	179
Cooperative advertising	115	107	114
Other	6	7	6
Total vendor allowances	$450	$457	$465
Shipping and Handling Costs
Our shipping and handling costs include payments to third-party shippers and costs to hold, move and prepare merchandise for shipment. These costs do not include in-bound freight to our Supply Chain Network facilities, which we include in the cost of our inventory. Shipping and handling costs of $589, $523 and $453 in 2018, 2017 and 2016 were included in selling, general and administrative expenses.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Stock-Based Compensation
We grant stock-based awards under our 2010 Equity Incentive Plan (“2010 Plan”) and 2002 Nonemployee Director Stock Incentive Plan (“2002 Plan”), and employees may purchase our stock at a discount under our Employee Stock Purchase Plan (“ESPP”). We predominantly recognize stock-based compensation expense related to stock-based awards at their estimated grant date fair value, recorded on a straight-line basis over the requisite service period. Compensation expense for certain award holders is accelerated based upon age and years of service. The total compensation expense is reduced by actual forfeitures as they occur over the vesting period of the awards.
We estimate the grant date fair value of stock options using the Binomial Lattice option valuation model. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of our common stock on the date of grant, less the estimated present value of dividends over the vesting period. Performance share units granted are classified as equity and the fair value is determined using the Monte-Carlo valuation model.
New Store Opening Costs
Non-capital expenditures associated with opening new stores, including marketing expenses, relocation expenses and occupancy costs, are charged to expense as incurred. These costs are included in both buying and occupancy costs and selling, general and administrative expenses, according to their nature as disclosed above.
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
In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. Among numerous other provisions, the Tax Act significantly revised the U.S. federal corporate income tax by reducing the statutory rate from 35% to 21%. In accordance with SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, we made a reasonable estimate of the Tax Act’s impact and provisionally recorded this estimate in our 2017 results. As of February 2, 2019, we completed our accounting for the impacts of the Tax Act, resulting in no material changes to previously recorded provisional amounts.
Comprehensive Net Earnings
Comprehensive net earnings consist of net earnings and other gains and losses affecting equity that are excluded from net earnings. These consist of postretirement plan adjustments, net of related income tax effects, and foreign currency translation adjustments.
Cash Equivalents
Cash equivalents are short-term investments with a maturity of three months or less from the date of purchase and are carried at cost, which approximates fair value. At the end of 2018 and 2017, checks not yet presented for payment drawn in excess of our bank deposit balances were $102 and $101 and included within accounts payable on our Consolidated Balance Sheets.
Accounts Receivable
Accounts receivable, net includes receivables from non-Nordstrom-branded credit and debit cards.

Nordstrom, Inc. and subsidiaries 43

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Merchandise Inventories
Merchandise inventories are generally stated at the lower of cost or market value using the retail inventory method. Under the retail method, the valuation of inventories is determined by applying a calculated cost-to-retail ratio to the retail value of ending inventory. The value of our inventory on the balance sheet is then reduced by a charge to cost of sales for retail inventory markdowns taken on the selling price. To determine if the retail value of our inventory should be marked down, we consider current and anticipated demand, customer preferences, age of the merchandise and fashion trends. We record obsolescence based on historical trends and specific identification.
We take physical inventory counts and adjust our records accordingly. Following each physical inventory cycle, we adjust shrink to actual results and an estimate is recorded for shrink from the count date to year end. We evaluate and determine our estimated shrinkage rate, which is based on a percentage of sales, using the most recent physical inventory and historical results.
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

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

The following summarizes our goodwill activity for the past three fiscal years:

	Trunk Club	HauteLook	Other[1]	Total
Balance at January 30, 2016	$261	$121	$53	$435
Impairment	(197)	—	—	(197)
Balance at January 28, 2017	64	121	53	238
Additions	—	—	—	—
Balance at February 3, 2018	64	121	53	238
Additions	—	—	11	11
Balance at February 2, 2019	$64	$121	$64	$249
1 Other includes goodwill for Nordstrom.com, Jeffrey and two retail technology companies.
We continue to make investments in evolving the customer experience, with a strong emphasis on integrating technology across our business. To support these efforts, we acquired two retail technology companies during 2018 and recorded $11 of goodwill from these acquisitions. We have allocated this goodwill to our Full-Price business as the investments will primarily benefit our Nordstrom full-line stores and Nordstrom.com.
The goodwill impairment charge of $197 for the year ended January 28, 2017 related to Trunk Club resulted from changes to the long-term operating plan that reflected lower expectations for growth and profitability than previous expectations (see Note 9: Fair Value Measurements).
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
We did not record any material impairment losses for long-lived tangible or amortizable intangible assets in 2018, 2017 or 2016.
Amortization expense for acquired intangibles was $11, $11 and $14 in 2018, 2017 and 2016. Future amortization expense of acquired intangible assets as of February 2, 2019, is expected to be $12 in 2019, $12 in 2020 and $4 in 2021.
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
Foreign Currency
We have six full-line stores in Canada and six Nordstrom Rack stores in Canada. The functional currency of our Canadian operation is the Canadian Dollar. We translate assets and liabilities into U.S. Dollars using the exchange rate in effect at the balance sheet date, while we translate revenues and expenses using a weighted-average exchange rate for the period. We record these translation adjustments as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets.

In addition, our U.S. operation incurs certain expenditures denominated in Canadian Dollars and our Canadian operation incurs certain expenditures denominated in U.S. Dollars. This activity results in transaction gains and losses that arise from exchange rate fluctuations, which are recorded as gains or losses in the Consolidated Statements of Earnings. As of February 2, 2019, activities associated with foreign currency exchange risk have not had a material impact on our Consolidated Financial Statements.

Nordstrom, Inc. and subsidiaries 45

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases, which was subsequently amended in July 2018 by ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”) (“Lease Standard”). This ASU increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as right-of-use assets and lease liabilities. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification dictates whether lease expense is to be recognized based on an effective interest method or on a straight-line basis over the term of the lease. Additional qualitative and quantitative disclosures will be required to give financial statement users information on the amount, timing and judgments related to a reporting entity’s cash flows arising from leases.
We elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. In addition, we elected the hindsight practical expedient approach to determine the lease term for existing leases. The guidance also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. This allows us to not record leases with an initial term of 12 months or less on the balance sheet but continue to expense on a straight-line basis over the lease term.
On February 3, 2019, we adopted this ASU using the transition method provided in ASU 2018-11, which allows for the application of the guidance at the beginning of the period in which it is adopted by recognizing a cumulative-effect adjustment to the opening balance of retained earnings. In our ongoing evaluation of these ASU’s, we expect the impact of adoption will result in the following:

•	Recognition of additional net assets and liabilities of approximately $1,500 to $2,000 as of February 3, 2019.

•	We do not expect the provisions of this ASU to have a material impact on our Consolidated Statement of Earnings, Consolidated Statement of Cash Flows or Consolidated Statement of Shareholders’ Equity.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. Under this new guidance, if the carrying amount of a reporting unit exceeds its estimated fair value, an impairment charge shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. This guidance is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests. We do not expect adoption of this guidance to be material to our Consolidated Financial Statements.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This new guidance allows a reclassification from accumulated other comprehensive loss to accumulated deficit for certain tax effects resulting from the Tax Act, which could not be recorded under prior guidance. We elected to early adopt this standard in the first quarter of 2018 and reclassified $5 of tax impacts resulting from the change in the federal corporate tax rate, decreasing the beginning accumulated deficit for the year ended February 2, 2019.
In August 2018, the Securities and Exchange Commission (“SEC”) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the Consolidated Statements of Shareholders’ Equity for interim financial statements. Under the amendments, a summary of changes in each caption of shareholders’ equity presented in the Consolidated Balance Sheets must be provided in a note or separate statement. The Consolidated Statements of Shareholders’ Equity should present a reconciliation of the beginning balance to the ending balance of each period for which the Consolidated Statement of Comprehensive Earnings is required to be filed. This final rule was effective for us in the fourth quarter of 2018. With respect to the Consolidated Statements of Shareholders’ Equity, the SEC provided relief on the effective date until the first quarter of 2019. The adoption of this final rule will not have a material effect on our Consolidated Financial Statements.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

NOTE 2: REVENUE
During the first quarter of fiscal 2018, we adopted the Revenue Standard using the modified retrospective adoption method. Results beginning in the first quarter of 2018 are presented under the new Revenue Standard, while prior period amounts are not adjusted. The impact of adopting the new Revenue Standard was not material to our Consolidated Statement of Earnings for the year ended February 2, 2019. The impact of adoption on our Consolidated Balance Sheet as of February 2, 2019 was as follows:

	February 2, 2019
	As Reported	Revenue Standard Adjustment	Excluding Impact of Revenue Standard
Assets
Merchandise inventories	$1,978	$40	$2,018
Prepaid expenses and other	291	(128)	163
Other assets	342	75	417

Liabilities and Shareholders’ Equity
Other current liabilities	1,324	(53)	1,271
Other liabilities	498	99	597
Accumulated deficit	(2,138)	(59)	(2,197)
Contract Liabilities
Under the new Revenue Standard, contract liabilities represent our obligation to transfer goods or services to customers and include deferred revenue for The Nordy Club (including points and Notes) and gift cards. Our contract liabilities are classified as current on the Consolidated Balance Sheet and are as follows:

Contract Liabilities
Opening balance as of February 4, 2018	$498
Ending balance as of February 2, 2019	548
The amount of revenue recognized from our beginning contract liability balance was $307 for the year ended February 2, 2019.
Disaggregation of Revenue
The following table summarizes our disaggregated net sales:

Fiscal year	2018	2017	2016
Net sales by business[1,2]:
Full-Price	10,299	10,452	10,259
Off-Price	5,181	4,956	4,509
Other	—	(271)	(270)
Total net sales	$15,480	$15,137	$14,498

Digital sales as % of net sales[3]	30%	27%	24%
1 We present our sales in the way that management views our results internally, including presenting 2018 under the new Revenue Standard while prior period amounts are not adjusted and allocating our sales return allowance and loyalty related adjustments to Full-Price and Off-Price. For 2017 and 2016, Other primarily included unallocated sales return, in-transit and loyalty related adjustments necessary to reconcile sales by business to total net sales. If we applied the sales return allowance allocation and the loyalty related adjustments to 2017 and 2016, Full-Price net sales would decrease $211 and $214, Off-Price net sales would decrease $60 and $56 and Other net sales would increase $271 and $270.
2 For definitions of Full-Price and Off-Price, see Note 16: Segment Reporting.
3 Digital sales are online sales and digitally assisted store sales which include Buy Online, Pick Up in Store (“BOPUS”), Ship to Store, Reserve Online, Try in Store (Store Reserve) and Style Board, a digital selling tool.

Nordstrom, Inc. and subsidiaries 47

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

The following table summarizes the percent of net sales by merchandise category:

Fiscal year	2018	2017	2016
Women’s Apparel	32%	32%	32%
Shoes	24%	23%	23%
Men’s Apparel	16%	16%	17%
Women’s Accessories	11%	11%	11%
Beauty	11%	11%	11%
Kids’ Apparel	4%	4%	3%
Other	2%	3%	3%
Total net sales	100%	100%	100%
NOTE 3: CREDIT CARD RECEIVABLE TRANSACTION
In October 2015, we completed the sale of a substantial majority of our U.S. Visa and private label credit card portfolio to TD. In November 2017, we sold the remaining balances, which consisted of employee credit card receivables for the U.S. Visa and Nordstrom private label credit cards to TD, for an amount equal to the gross value of the outstanding receivables. Additionally, we entered into an amended long-term program agreement whereby TD is the exclusive issuer of our consumer credit cards and we perform account servicing functions. At close of the November 2017 transaction, we received $55 in cash consideration reflecting the par value of the employee receivables sold.
Pursuant to the agreement, we are obligated to offer and administer a loyalty program and perform other account servicing functions. In return, we receive a portion of the ongoing credit card revenue, net of credit losses, from both the sold and newly generated credit card receivables.
In October 2015, we recorded certain assets and liabilities associated with the arrangement. The beneficial interest asset is amortized over approximately four years based primarily on the payment rate of the associated receivables. We record this asset amortization in credit card revenues, net in our Consolidated Statements of Earnings. The deferred revenue and investment in contract asset were being recognized/amortized over seven years on a straight-line basis, following the delivery of the contract obligations and expected life of the agreement. Upon adoption of the new Revenue Standard, the remaining unamortized balances of the deferred revenue and investment in contract asset were eliminated as a part of a cumulative effect adjustment (see Note 1: Nature of Operations and Summary of Significant Accounting Policies).
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

Nordstrom, Inc. and subsidiaries 48

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

NOTE 4: LAND, PROPERTY AND EQUIPMENT
Land, property and equipment consist of the following:

	February 2, 2019	February 3, 2018
Land and land improvements	$111	$111
Buildings and building improvements	1,240	1,246
Leasehold improvements	3,152	3,099
Store fixtures and equipment	3,832	3,724
Capitalized software	1,492	1,280
Construction in progress	741	584
Land, property and equipment	10,568	10,044
Less: accumulated depreciation and amortization	(6,647)	(6,105)
Land, property and equipment, net	$3,921	$3,939
The total cost of property and equipment held under capital lease obligations was $26 at the end of 2018 and 2017, with related accumulated amortization of $26 and $25 in 2018 and 2017. Depreciation and amortization expense was $661, $655 and $631 in 2018, 2017 and 2016.
NOTE 5: SELF-INSURANCE
Our self-insurance reserves are summarized as follows:

	February 2, 2019	February 3, 2018
Workers’ compensation	$77	$71
Employee health and welfare	25	26
Other liability	15	18
Total self-insurance reserve	$117	$115
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
NOTE 6: 401(K) PLAN
We provide a 401(k) plan for our employees that allows for employee elective contributions and discretionary Company contributions. Employee elective contributions are funded through voluntary payroll deductions. Our discretionary Company contribution is funded in an amount determined by our Board of Directors each year. Total expenses related to Company contributions of $102, $110 and $92 in 2018, 2017 and 2016 were included in both buying and occupancy costs and selling, general and administrative expenses on our Consolidated Statements of Earnings. The $110 in 2017 included $94 of matching contributions and $16 for a one-time discretionary profit-sharing contribution.

Nordstrom, Inc. and subsidiaries 49

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

NOTE 7: POSTRETIREMENT BENEFITS
During the fourth quarter of fiscal 2018, we early adopted ASU No. 2018-14, Compensation — Retirement Benefits — Defined Benefit Plans — General: Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements.
We have an unfunded defined benefit Supplemental Executive Retirement Plan (“SERP”), which provides retirement benefits to certain officers and select employees. The SERP has different benefit levels depending on the participant’s role in the Company. At the end of 2018, we had 57 participants in the plan, including 13 officers and select employees eligible for SERP benefits, 42 retirees and two beneficiaries. This plan is non-qualified and does not have a minimum funding requirement.
Benefit Obligations and Funded Status
Our benefit obligation and funded status is as follows:

	February 2, 2019	February 3, 2018
Change in benefit obligation:
Benefit obligation at beginning of year	$200	$188
Participant service cost	2	3
Interest cost	7	7
Benefits paid	(9)	(8)
Actuarial (gain) loss	(10)	10
Benefit obligation at end of year	190	200
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	9	8
Benefits paid	(9)	(8)
Fair value of plan assets at end of year	—	—
Underfunded status at end of year	($190)	($200)
The accumulated benefit obligation, which is the present value of benefits, assuming no future compensation changes, was $188 and $197 at the end of 2018 and 2017.
Amounts recognized as liabilities in the Consolidated Balance Sheets consist of the following:

	February 2, 2019	February 3, 2018
Accrued salaries, wages and related benefits	$10	$9
Other liabilities (noncurrent)	180	191
Net amount recognized	$190	$200
Components of SERP Expense
The components of SERP expense recognized in the Consolidated Statements of Earnings are as follows:

Fiscal year	2018	2017	2016
Participant service cost	$2	$3	$3
Interest cost	7	7	7
Amortization of net loss and other	5	3	3
Total SERP expense	$14	$13	$13

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Amounts not yet reflected in SERP expense and included in accumulated other comprehensive loss (pre-tax) consist of the following:

	February 2, 2019	February 3, 2018
Accumulated loss	($30)	($46)
Prior service credit	1	2
Total accumulated other comprehensive loss	($29)	($44)
Assumptions
Weighted-average assumptions used to determine our benefit obligation and SERP expense are as follows:

Fiscal year	2018	2017	2016
Assumptions used to determine benefit obligation:
Discount rate	4.27%	3.95%	4.31%
Rate of compensation increase	2.50%	3.00%	3.00%
Assumptions used to determine SERP expense:
Discount rate	3.95%	4.31%	4.55%
Rate of compensation increase	3.00%	3.00%	3.00%
Future Benefit Payments and Contributions
As of February 2, 2019, the expected future benefit payments based upon the assumptions described above and including benefits attributable to estimated future employee service are as follows:

Fiscal year
2019	$10
2020	11
2021	11
2022	11
2023	12
2024 – 2028	61

Nordstrom, Inc. and subsidiaries 51

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

NOTE 8: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt, including capital leases, is as follows:

	February 2, 2019	February 3, 2018
Secured
Mortgage payable, 7.68%, due April 2020	$10	$17
Other	—	1
Total secured debt	10	18
Unsecured
Net of unamortized discount:
Senior notes, 4.75%, due May 2020	500	500
Senior notes, 4.00%, due October 2021	500	500
Senior notes, 4.00%, due March 2027	349	349
Senior debentures, 6.95%, due March 2028	300	300
Senior notes, 7.00%, due January 2038	146	146
Senior notes, 5.00%, due January 2044	895	892
Other[1]	(15)	32
Total unsecured debt	2,675	2,719

Total long-term debt	2,685	2,737
Less: current portion	(8)	(56)
Total due beyond one year	$2,677	$2,681
1 Other unsecured debt includes deferred bond issue costs as of February 2, 2019. As of February 3, 2018, Other included our Puerto Rico unsecured borrowing facility partially offset by deferred bond issue costs.
Our mortgage payable is secured by an office building that had a net book value of $53 at the end of 2018.
Required principal payments on long-term debt, excluding capital lease obligations, are as follows:

Fiscal year
2019	$8
2020	502
2021	500
2022	—
2023	—
Thereafter	1,764
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

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Interest Expense
The components of interest expense, net are as follows:

Fiscal year	2018	2017	2016
Interest on long-term debt and short-term borrowings	$146	$168	$147
Less:
Interest income	(15)	(5)	(1)
Capitalized interest	(27)	(27)	(25)
Interest expense, net	$104	$136	$121
Credit Facilities
As of February 2, 2019, we had total short-term borrowing capacity of $800. In September 2018, we renewed our existing $800 senior unsecured revolving credit facility (“revolver”), extending the expiration from April 2020 to September 2023. Our revolver contains customary representations, warranties, covenants and terms, which are substantially similar to our 2015 revolver. Under the terms of our revolver, we pay a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes. Provided that we obtain written consent from our lenders, we have the option to increase the revolving commitment by up to $200, to a total of $1,000, and two options to extend the revolving commitment by one year.
The revolver requires that we maintain an adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (“EBITDAR”) leverage ratio of no more than four times. As of February 2, 2019 and February 3, 2018, we were in compliance with this covenant.
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
As of February 2, 2019 and February 3, 2018, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our revolver.
Our wholly owned subsidiary in Puerto Rico maintained a $52 unsecured borrowing facility to support our expansion into that market. Borrowings on this facility incurred interest at an annual rate based upon LIBOR plus 1.275% and also incurred a fee based on any unused commitment. In 2018, we fully repaid $47 outstanding on this facility, which was included in the current portion of long-term debt. This facility expired in the fourth quarter of 2018.
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
We estimate the fair value of long-term debt using quoted market prices of the same or similar issues and, as such, this is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	February 2, 2019	February 3, 2018
Carrying value of long-term debt	$2,685	$2,737
Fair value of long-term debt	2,692	2,827

Nordstrom, Inc. and subsidiaries 53

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Non-financial Assets Measured at Fair Value on a Nonrecurring Basis
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. There were no material impairment charges for these assets for fiscal years 2018 and 2017.
In 2016, the long-term operating plan for Trunk Club was updated to reflect current expectations for future growth and profitability, which were lower than previous expectations. Due to lowered expectations, we tested Trunk Club goodwill for impairment one quarter prior to the annual evaluation. Step 1 test results indicated that the estimated fair value of the reporting unit was less than the carrying value.
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
NOTE 10: LEASES
We lease the land or the land and buildings at many of our stores. Additionally, we lease office facilities, Supply Chain Network facilities and equipment. Most of these leases are classified as operating leases and they expire at various dates through 2080. The majority of our fixed, non-cancellable lease terms are 15 to 30 years for Nordstrom full-line stores, 10 to 15 years for Nordstrom Rack stores and 5 to 20 years for other facilities. Many of our leases include options that allow us to extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception. Most of our leases also provide for payment of operating expenses, such as common area charges, real estate taxes and other executory costs, and some real estate leases require additional payments based on sales, referred to as “percentage rent.”
Future minimum lease payments as of February 2, 2019 are as follows:

Fiscal year	Operating leases
2019	$322
2020	313
2021	294
2022	271
2023	249
Thereafter	1,160
Total minimum lease payments	$2,609
Rent expense for 2018, 2017 and 2016 was as follows:

Fiscal year	2018	2017	2016
Minimum rent:
Store locations	$283	$274	$230
Other[1]	38	44	40
Percentage rent	9	11	12
Property incentives	(79)	(79)	(80)
Total rent expense	$251	$250	$202
1 Other includes Supply Chain Network facilities, Trunk Club clubhouses, Jeffrey boutiques, office facilities and equipment.
The rent expense above does not include common area charges, real estate taxes and other executory costs, which were $138 in 2018, $121 in 2017 and $112 in 2016.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

NOTE 11: COMMITMENTS AND CONTINGENCIES
Our estimated total purchase obligations, which primarily consist of capital expenditure commitments and inventory purchase orders, were $1,865 as of February 2, 2019. In connection with the purchase of foreign merchandise, we have no outstanding trade letters of credit as of February 2, 2019.
Plans for our Nordstrom NYC store, which we currently expect to open in October 2019, ultimately include owning a condominium interest in a mixed-use tower and leasing certain nearby properties. As of February 2, 2019, we had approximately $302 of fee interest in land, which is expected to convert to the condominium interest once the store is constructed. We have committed to make future installment payments based on the developer meeting pre-established construction and development milestones. In the event that this project is not completed, the opening may be delayed and we may be subject to future losses or capital commitments in order to complete construction or to monetize our investment.
NOTE 12: SHAREHOLDERS’ EQUITY
The following is a summary of the activity related to our share repurchase programs in 2016, 2017 and 2018:

	Shares	Average price per share	Amount
Capacity at January 30, 2016			$811
Shares repurchased	5.9	$48	(282)
Capacity at January 28, 2017			529
February 2017 authorization (ended August 31, 2018)			500
Shares repurchased	4.6	$45	(206)
Expiration of unused October 2015 authorization capacity in March 2017			(409)
Capacity at February 3, 2018			414
August 2018 authorization (no expiration)			1,500
Shares repurchased	14.3	$49	(702)
Expiration of unused February 2017 authorization capacity in August 2018			(319)
Capacity at February 2, 2019			$893
The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to market and economic conditions and applicable SEC rules.
We paid dividends of $1.48 per share in 2018, 2017 and 2016. In February 2019, subsequent to year end, we declared a quarterly dividend of $0.37 per share, which will be paid on March 26, 2019 to holders of record as of March 11, 2019.
NOTE 13: STOCK-BASED COMPENSATION
We currently grant stock-based awards under our 2010 Plan and 2002 Plan, and employees may purchase our stock at a discount under our ESPP.
In 2010, our shareholders approved the adoption of the 2010 Plan, which replaced the 2004 Equity Incentive Plan (“2004 Plan”). The 2010 Plan authorizes the grant of stock options, restricted stock, performance share units, stock appreciation rights and unrestricted shares of common stock to employees. On May 16, 2017, our shareholders approved an amendment to the 2010 Plan. The amendment increased common stock available for issuance by 6.2. The aggregate number of shares to be issued under the 2010 Plan may not exceed 30.4 plus any shares currently outstanding under the 2004 Plan that are forfeited or expire during the term of the 2010 Plan. No future grants will be made under the 2004 Plan. As of February 2, 2019, we have 84.1 shares authorized, 59.1 shares issued and outstanding and 12.5 shares remaining available for future grants under the 2010 Plan.
The 2002 Plan authorizes the grant of stock awards to our nonemployee directors. These awards may be deferred or issued in the form of restricted or unrestricted stock, non-qualified stock options or stock appreciation rights. As of February 2, 2019, we had 0.9 shares authorized and 0.3 shares available for issuance under this plan. In 2018, total expense on deferred shares was less than $1.
The Trunk Club Value Creation Plan (“VCP”) was a performance-based plan that provided for three payout scenarios based on the results of Trunk Club’s business meeting minimum or exceeding maximum 2018 sales and earnings metrics. As of February 2, 2019, we granted 0.5 of the 1.0 units available for grant. As Trunk Club’s business did not meet the minimum performance metrics in 2018, there was no unrecognized stock-based compensation expense related to nonvested VCP units and no payout occurred.

Nordstrom, Inc. and subsidiaries 55

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Under the ESPP, employees may make payroll deductions of up to 10% of their base and bonus compensation for the purchase of Nordstrom common stock. At the end of each six-month offering period, participants apply their accumulated payroll deductions toward the purchase of shares of our common stock at 90% of the fair market value on the last day of the offer period. As of February 2, 2019, we had 12.6 shares authorized and 1.8 shares available for issuance under the ESPP. We issued 0.4 shares under the ESPP during 2018 and 2017. At the end of 2018 and 2017, we had current liabilities of $6 for future purchases of shares under the ESPP.
The following table summarizes our stock-based compensation expense:

Fiscal year	2018	2017	2016
Restricted stock units	$71	$51	$34
Stock options	12	18	36
Acquisition-related stock compensation	—	1	15
Other[1]	7	7	6
Total stock-based compensation expense, before income tax benefit	90	77	91
Income tax benefit	(23)	(20)	(28)
Total stock-based compensation expense, net of income tax benefit	$67	$57	$63
1 Other stock-based compensation expense includes performance share units, ESPP and nonemployee director stock awards.
The stock-based compensation expense before income tax benefit was recorded in our Consolidated Statements of Earnings as follows:

Fiscal year	2018	2017	2016
Cost of sales and related buying and occupancy costs	$28	$25	$25
Selling, general and administrative expenses	62	52	66
Total stock-based compensation expense, before income tax benefit	$90	$77	$91
Restricted Stock
Our Compensation Committee of our Board of Directors approves grants of restricted stock units to employees. The number of units granted to an individual are determined based upon a percentage of the recipient’s base salary and the fair value of the restricted stock. Restricted stock units typically vest over four years.
A summary of restricted stock unit activity for 2018 is presented below:

Fiscal year	2018
	Shares	Weighted-average grant date fair value per unit
Outstanding, beginning of year	3.3	$45
Granted	2.2	49
Vested	(1.2)	46
Forfeited or cancelled	(0.4)	46
Outstanding, end of year	3.9	$47
The aggregate fair value of restricted stock units vested during 2018, 2017 and 2016 was $54, $26 and $17. As of February 2, 2019, the total unrecognized stock-based compensation expense related to nonvested restricted stock units was $99, which is expected to be recognized over a weighted-average period of 30 months.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Stock Options
Our Compensation Committee of our Board of Directors approves annual grants of nonqualified stock options to employees. There were no stock options granted in 2018. We used the following assumptions to estimate the fair value for stock options at each grant date (excluding options granted in connection with the Trunk Club acquisition):

Fiscal Year	2017	2016
Assumptions
Risk-free interest rate: Represents the yield on U.S. Treasury zero-coupon securities that mature over the 10-year life of the stock options.	1.0% – 2.5%	0.7% – 1.9%
Weighted-average volatility: Based on a combination of the historical volatility of our common stock and the implied volatility of exchange-traded options for our common stock.	40.1%	36.8%
Weighted-average expected dividend yield: Our forecasted dividend yield for the next 10 years.	2.4%	2.2%
Expected life in years: Represents the estimated period of time until option exercise. The expected term of options granted was derived from the output of the Binomial Lattice option valuation model and was based on our historical exercise behavior, taking into consideration the contractual term of the option and our employees’ expected exercise and post-vesting employment termination behavior.	7.1	6.9

Grant Date Information
Date of grant	February 28, 2017	February 29, 2016
Weighted-average fair value per option	$16	$16
Exercise price per option	$47	$51
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
A summary of stock option activity for 2018 is presented below:

Fiscal year	2018
	Shares	Weighted- average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, beginning of year	12.3	$49
Exercised	(3.6)	40
Forfeited or cancelled	(0.3)	57
Outstanding, end of year	8.4	$53	5	$62
Vested, end of year	6.6	$52	4	$47
Vested or expected to vest, end of year	8.0	$53	5	$57

Fiscal year		2018	2017	2016
Aggregate intrinsic value of options exercised		$67	$13	$30
Fair value of stock options vested		$22	$34	$40
As of February 2, 2019, the total unrecognized stock-based compensation expense related to nonvested stock options was $7, which is expected to be recognized over a weighted-average period of 13 months.

Nordstrom, Inc. and subsidiaries 57

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

NOTE 14: INCOME TAXES
In December 2017, the Tax Act was signed into law. Among numerous other provisions, the Tax Act significantly revised the U.S. federal corporate income tax by reducing the statutory rate from 35% to 21%. In accordance with SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, we made a reasonable estimate of the Tax Act’s impact and provisionally recorded this estimate in our 2017 results. As of February 2, 2019, we completed our accounting for the impacts of the Tax Act, resulting in no material changes to previously recorded provisional amounts.
U.S. and foreign components of earnings before income taxes were as follows:

Fiscal year	2018	2017	2016
U.S.	$792	$803	$687
Foreign	(59)	(13)	(3)
Earnings before income taxes	$733	$790	$684
Income tax expense consists of the following:

Fiscal year	2018	2017	2016
Current income taxes:
Federal	$147	$291	$290
State and local	56	51	54
Foreign	—	—	1
Total current income tax expense	203	342	345
Deferred income taxes:
Federal	(5)	10	(17)
State and local	(3)	1	(5)
Foreign	(26)	—	7
Total deferred income tax (benefit) expense	(34)	11	(15)
Total income tax expense	$169	$353	$330
A reconciliation of the statutory federal income tax rate to the effective tax rate on earnings before income taxes is as follows:

Fiscal year	2018	2017	2016
Statutory rate	21.0%	33.7%	35.0%
Tax Act impact	(0.1%)	6.1%	—
Goodwill impairment	—	—	10.1%
State and local income taxes, net of federal income taxes	5.8%	4.5%	5.1%
Federal credits	(1.5%)	(0.7%)	(0.6%)
Valuation allowance release	(1.2%)	—	—
Other, net	(0.9%)	1.1%	(1.4%)
Effective tax rate	23.1%	44.7%	48.2%
The decrease in the effective tax rate for 2018 compared with 2017 was primarily due to the lower statutory tax rate enacted under the Tax Act, the benefit of certain current year foreign losses and release of a foreign valuation allowance.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

The components of deferred tax assets and liabilities are as follows:

	February 2, 2019	February 3, 2018
Deferred tax assets:
Compensation and benefits accruals	$139	$148
Allowance for sales returns	52	50
Credit card receivable transaction	(4)	8
Accrued expenses	28	27
Merchandise inventories	20	12
Gift cards	26	27
Loyalty program	12	—
Federal benefit of state taxes	7	16
Net operating losses	41	22
Other	2	2
Total deferred tax assets	323	312
Valuation allowance	(43)	(51)
Total net deferred tax assets	280	261
Deferred tax liabilities:
Land, property and equipment basis and depreciation differences	(94)	(109)
Debt exchange premium	(13)	(14)
Total deferred tax liabilities	(107)	(123)
Net deferred tax assets	$173	$138
As of February 2, 2019, our state and foreign net operating loss carryforwards for income tax purposes were approximately $12 and $132. As of February 3, 2018, our state and foreign net operating loss carryforwards for income tax purposes were approximately $11 and $64. The net operating loss carryforwards are subject to certain statutory limitations of applicable state and foreign laws. If not utilized, a portion of our state and foreign net operating loss carryforwards will begin to expire in 2031 and 2033.
As of February 2, 2019, we believe certain foreign net operating loss carryforwards and deferred tax assets will be realized and therefore we released $9 of related valuation allowance. As of February 2, 2019 and February 3, 2018, we believe there are certain other foreign net operating loss carryforwards and deferred tax assets that will not be realized in the foreseeable future. As such, valuation allowances of $43 and $51 have been recorded as of February 2, 2019 and February 3, 2018.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Fiscal year	2018	2017	2016
Unrecognized tax benefit at beginning of year	$31	$32	$19
Gross increase to tax positions in prior periods	9	2	16
Gross decrease to tax positions in prior periods	(14)	(7)	—
Gross increase to tax positions in current period	6	5	2
Lapses in statute	(2)	(1)	(5)
Unrecognized tax benefit at end of year	$30	$31	$32
At the end of 2018 and 2017, $26 and $18 of the ending gross unrecognized tax benefit related to items which, if recognized, would affect the effective tax rate.
There were no significant changes to expense for interest and penalties in 2018, 2017 and 2016. At the end of 2018 and 2017, our liability for interest and penalties was $3 and $3.
We file income tax returns in the U.S. and a limited number of foreign jurisdictions. With few exceptions, we are no longer subject to federal, state and local, or non-U.S. income tax examinations for years before 2013. Unrecognized tax benefits related to federal, state and local tax positions may decrease by $14 by February 1, 2020, due to the completion of examinations and the expiration of various statutes of limitations.

Nordstrom, Inc. and subsidiaries 59

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

NOTE 15: EARNINGS PER SHARE
Earnings per basic share is computed using the weighted-average number of common shares outstanding during the year. Earnings per diluted share uses the weighted-average number of common shares outstanding during the year plus dilutive common stock equivalents, primarily restricted stock and stock options. Dilutive common stock is calculated using the treasury stock method and includes unvested RSUs and outstanding options that would reduce the amount of earnings for which each share is entitled. Anti-dilutive shares (including stock options and other shares) are excluded from the calculation of diluted shares and earnings per diluted share because their impact could increase earnings per diluted share. The computation of earnings per share is as follows:

Fiscal year	2018	2017	2016
Net earnings	$564	$437	$354

Basic shares	167.3	166.8	173.2
Dilutive effect of common stock equivalents	2.7	2.1	2.4
Diluted shares	170.0	168.9	175.6

Earnings per basic share	$3.37	$2.62	$2.05
Earnings per diluted share	$3.32	$2.59	$2.02

Anti-dilutive common stock equivalents	5.2	10.5	8.0
Net earnings in 2018 included the Estimated Non-recurring Charge of $72, which had an impact of $0.28 per diluted share (see Note 1: Nature of Operations and Summary of Significant Accounting Policies). Net earnings in 2016 included the Trunk Club goodwill impairment charge of $197, which had an impact of $1.12 per diluted share.
NOTE 16: SEGMENT REPORTING
Segments
We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments. In the first quarter of 2018, as a result of the evolution of our operations, our reportable segments have become progressively more integrated such that we have changed to one reportable “Retail” segment to align with how management operates and evaluates and views the results of our operations. Our principal executive officer, who is our chief operating decision maker (“CODM”), reviews results on a total company, Full-Price and Off-Price basis and uses earnings before interest and taxes as a measure of profitability. We completed the reporting and budgeting in the first quarter of 2018 to better align with how the CODM allocates resources and assesses business performance. As part of this evolution, we now allocate our previous Credit segment assets, loss before interest and income taxes and loss before income taxes to the Retail segment.
Our Retail reportable segment aggregates our two operating segments, Full-Price and Off-Price. Full-Price consists of Nordstrom U.S. Full-Price stores, Nordstrom.com, Canada, Trunk Club, Jeffrey and Nordstrom Local. Off-Price consists of Nordstrom U.S. Rack stores, Nordstromrack.com/HauteLook and Last Chance clearance stores.
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
Amounts in the Corporate/Other column include unallocated corporate expenses and assets (including unallocated assets in corporate headquarters, consisting primarily of cash, land, buildings and equipment and deferred tax assets), inter-segment eliminations and other adjustments to segment results necessary for the presentation of consolidated financial results in accordance with generally accepted accounting principles.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Accounting Policy
We present our segment results for all years in the way that management views our results internally, including presenting 2018 under the new Revenue Standard while prior period amounts are not adjusted. For 2018, we generally use the same methodology to compute earnings before income taxes for our reportable segment as we do for the consolidated Company. As a result, for our Retail segment in 2018, we defer a portion of underlying sales revenue as customers earn points and Notes in the Nordy Club, based on an estimated stand-alone selling price of primarily points and Notes, and recognize the deferred revenue and related cost of sales when the Notes are ultimately redeemed.
For 2017 and 2016, prior to the adoption of the new Revenue Standard, we estimated the net cost of Notes to be issued and redeemed. We recorded this cost as reward points were accumulated in cost of sales in our total company results. The related Notes expenses were included at face value in the Retail segment. As a result, our Corporate/Other column included an adjustment to reduce the Notes expense from face value to their estimated cost. In addition, the full amount of redemptions of our Notes were included in net sales for our Retail segment. The net sales amount in our Corporate/Other column primarily related to an entry to eliminate these transactions from our consolidated net sales. If we allocated these types of Corporate/Other adjustments in 2017 and 2016, Retail segment earnings before interest and income taxes would increase $1 and $8 and Corporate/Other loss before interest and income taxes would increase $1 and $8. Other than as described above, the accounting policies of our reportable segment are the same as those described in Note 1: Nature of Operations and Summary of Significant Accounting Policies.
The following table sets forth information for our reportable segment:

	Retail	Corporate/Other	Total
Fiscal year 2018
Net sales	$15,480	$—	$15,480
Credit card revenues, net	—	380	380
Earnings (loss) before interest and income taxes	1,095	(258)	837
Interest expense, net	—	(104)	(104)
Earnings (loss) before income taxes	1,095	(362)	733
Capital expenditures	415	239	654
Depreciation and amortization	436	233	669
Assets	5,300	2,586	7,886

Fiscal year 2017
Net sales[1]	$15,408	($271)	$15,137
Credit card revenues, net	—	341	341
Earnings (loss) before interest and income taxes	1,111	(185)	926
Interest expense, net	—	(136)	(136)
Earnings (loss) before income taxes	1,111	(321)	790
Capital expenditures	516	215	731
Depreciation and amortization	445	221	666
Assets	5,477	2,638	8,115

Fiscal year 2016
Net sales[1]	$14,768	($270)	$14,498
Credit card revenues, net	—	259	259
Earnings (loss) before interest and income taxes	917	(112)	805
Interest expense, net	—	(121)	(121)
Earnings (loss) before income taxes	917	(233)	684
Capital expenditures	593	253	846
Depreciation and amortization	456	189	645
Assets	5,770	2,088	7,858
1 If we applied the sales return allowance allocation and the loyalty related adjustments in 2017 and 2016, Retail segment net sales would decrease $271 and $270 and Corporate/Other would increase $271 and $270.
For information about disaggregated revenues, see Note 2: Revenue.

Nordstrom, Inc. and subsidiaries 61

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

NOTE 17: SELECTED QUARTERLY DATA1 (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Fiscal year 2018
Net sales	$3,469	$3,980	$3,648	$4,383	$15,480
Comparable sales increase[2]	0.6%	4.0%	2.3%	0.1%	1.7%
Credit card revenues, net	92	87	100	101	380
Gross profit	1,181	1,391	1,213	1,540	5,325
Selling, general and administrative expenses[3]	(1,120)	(1,232)	(1,208)	(1,308)	(4,868)
Earnings before interest and income taxes[3]	153	246	105	333	837
Net earnings	87	162	67	248	564
Earnings per basic share[3]	$0.52	$0.97	$0.40	$1.50	$3.37
Earnings per diluted share[3]	$0.51	$0.95	$0.39	$1.48	$3.32
Dividends per share	$0.37	$0.37	$0.37	$0.37	$1.48

Fiscal year 2017
Net sales	$3,279	$3,717	$3,541	$4,600	$15,137
Comparable sales (decrease) increase[2]	(0.8%)	1.7%	(0.9%)	2.6%	0.8%
Credit card revenues, net	75	76	88	102	341
Gross profit	1,124	1,266	1,226	1,631	5,247
Selling, general and administrative expenses	(1,048)	(1,125)	(1,106)	(1,383)	(4,662)
Earnings before interest and income taxes	151	217	208	350	926
Net earnings	63	110	114	151	437
Earnings per basic share	$0.38	$0.66	$0.68	$0.90	$2.62
Earnings per diluted share	$0.37	$0.65	$0.67	$0.89	$2.59
Dividends per share	$0.37	$0.37	$0.37	$0.37	$1.48
1 Quarterly totals may not foot across due to rounding.
2 Comparable sales are sales from stores that have been open for at least one full year at the beginning of the year. Comparable sales include digital sales and actual returns and exclude our estimate for sales return allowance and the 53rd week (see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information about the 53rd week). Due to the 53rd week in 2017, our 2018 comparable sales are reported on a like-for-like basis with no impact from calendar shifts or the new Revenue Standard.
3 Results in the third quarter include the Estimated Non-recurring Charge of $72, or $0.28 per diluted share (see Note 1: Nature of Operations and Summary of Significant Accounting Policies).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
On January 2, 2019, we announced that Blake Nordstrom, our Co-President and Principal Executive Officer for the purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), had passed away. Blake Nordstrom, Peter Nordstrom and Erik Nordstrom had served as our co-presidents. On January 10, 2019, we filed an 8-K stating the Board of Directors designated Erik Nordstrom as our principal executive officer, with both Erik Nordstrom and Peter Nordstrom continuing to serve as co-presidents. Our Chief Financial Officer is the Company’s principal financial officer for purposes of the Exchange Act.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 2, 2019.
Deloitte & Touche LLP, an independent registered public accounting firm, was retained to audit our Consolidated Financial Statements and the effectiveness of our internal control over financial reporting. They have issued an attestation report on our internal control over financial reporting as of February 2, 2019, which is included herein.

Nordstrom, Inc. and subsidiaries 63

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Nordstrom, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Nordstrom, Inc. and subsidiaries (the “Company”) as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 2, 2019, of the Company and our report dated March 18, 2019 expressed an unqualified opinion on those financial statements.
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
March 18, 2019

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required under this item is included in the following sections of our Proxy Statement for our 2019 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Corporate Governance
Director Nominating Process
Section 16(a) Beneficial Ownership Reporting Compliance
Requirements and Deadlines for Submission of Proxy Proposals, Nomination of Directors and other Business of Shareholders
The certifications of our Co-President and Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this Annual Report on Form 10-K and were included as exhibits to each of our quarterly reports on Form 10-Q. Our Co-President certified to the New York Stock Exchange (“NYSE”) on April 30, 2018 pursuant to Section 303A.12(a) of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.
Item 11. Executive Compensation.
The information required under this item is included in the following sections of our Proxy Statement for our 2019 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Compensation of Executive Officers
Director Compensation
Compensation Committee Interlocks and Insider Participation
Compensation Committee Report
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information required under this item is included in the following sections of our Proxy Statement for our 2019 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Security Ownership of Certain Beneficial Owners and Management
Equity Compensation Plans
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required under this item is included in the following sections of our Proxy Statement for our 2019 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Corporate Governance
Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services.
The information required under this item is included in the following section of our Proxy Statement for our 2019 Annual Meeting of Shareholders, the section of which is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Ratification of the Appointment of Independent Registered Public Accounting Firm

Nordstrom, Inc. and subsidiaries 65

PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following information required under this item is filed as part of this report:
(a)1. FINANCIAL STATEMENTS
(a)3. EXHIBITS
Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 67 through 71 hereof.
All other schedules and exhibits are omitted because they are not applicable, not required or because the information required has been given as part of this report.

Nordstrom, Inc. and Subsidiaries
Exhibit Index

	Exhibit	Method of Filing
3.1	Articles of Incorporation as amended and restated on May 25, 2005	Incorporated by reference from the Registrant’s Form 8-K filed on May 31, 2005, Exhibit 3.1

3.2	Bylaws, as amended and restated as of February 26, 2019	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2019, Exhibit 3.1

4.1	Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated March 11, 1998	Incorporated by reference from Registration No. 333-47035, Exhibit 4.1

4.2	Indenture dated December 3, 2007, between the Company and Wells Fargo Bank, National Association	Incorporated by reference from the Registrant’s Form S-4/A filed on April 29, 2014, Exhibit 4.1

4.3	Form of 4.75% Note due May 1, 2020	Incorporated by reference from the Registrant’s Form 8-K filed on April 23, 2010, Exhibit 4.1

4.4	Form of 4.00% Note due 2021	Incorporated by reference from the Registrant’s Form 8-K filed on October 11, 2011, Exhibit 4.1

4.5	Form of 5.00% Global Note due 2044	Incorporated by reference from the Registrant’s Form S-4 filed on March 28, 2014, Exhibit 4.2

4.6	Form of 5.00% Rule 144A Global Note due 2044	Incorporated by reference from the Registrant’s Form S-4 filed on March 28, 2014, Exhibit 4.3

4.7	Form of 5.00% Regulation S Global Note due 2044	Incorporated by reference from the Registrant’s Form S-4 filed on March 28, 2014, Exhibit 4.4

4.8	Form of 4.00% Note due 2027	Incorporated by reference from the Registrant’s Form 8-K filed on March 9, 2017, Exhibit 4.1

4.9	Form of 5.00% Note due 2044	Incorporated by reference from the Registrant’s Form 8-K filed on March 9, 2017, Exhibit 4.2

4.10	Registration Rights Agreement, dated as of December 12, 2013	Incorporated by reference from the Registrant’s Form S-4 filed on March 28, 2014, Exhibit 4.5

4.11*	Trunk Club Newco, Inc. 2010 Equity Incentive Plan	Incorporated by reference from the Registrant’s Form S-8 filed on August 27, 2014, Exhibit 4.1

10.1*	Nordstrom 401(k) Plan & Profit Sharing, amended and restated on June 12, 2014	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2015, Exhibit 10.2

10.2*	Amendment 2014-4 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2014, Exhibit 10.6

10.3*	Amendment 2014-5 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2014, Exhibit 10.2

10.4*	Amendment 2014-6 to the Nordstrom 401(k) Plan & Profit Sharing	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2014, Exhibit 10.3

10.5*	Amendment 2018-1 to the Nordstrom 401(k) Plan	Filed herewith electronically

10.6*	Amended and Restated Nordstrom, Inc. Executive Management Bonus Plan	Incorporated by reference from the Registrant’s Form DEF 14A filed on April 8, 2016

10.7*	Nordstrom Executive Deferred Compensation Plan (2017 Restatement)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 3, 2018, Exhibit 10.7

10.8*	Nordstrom, Inc. Employee Stock Purchase Plan (2011 Restatement)	Incorporated by reference to Appendix A to the Registrant’s Form DEF 14A filed on March 31, 2011
*This exhibit is a management contract, compensatory plan or arrangement.

	Exhibit	Method of Filing
10.9*	Amendment 2016-1 to the Nordstrom, Inc. Employee Stock Purchase Plan (2011 Restatement)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016, Exhibit 10.1

10.10*	2009 Nonqualified Stock Option Grant Agreement and Form of Notice	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.2

10.11*	2010 Stock Option Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2009, Exhibit 10.1

10.12*	Form of 2011 Stock Option Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2010, Exhibit 10.1

10.13*	Form of 2012 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 18, 2011, Exhibit 10.1

10.14*	Form of 2013 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 14, 2012, Exhibit 10.1

10.15*	Form of 2014 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2014, Exhibit 10.1

10.16*	Form of the 2015 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on February 19, 2015, Exhibit 10.1

10.17*	Form of the 2016 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2016, Exhibit 10.1

10.18*	Form of 2016 Nonqualified Stock Option Grant Agreement, Supplemental Award	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016, Exhibit 10.2

10.19*	Form of the 2017 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on February 23, 2017, Exhibit 10.1

10.20*	Form of 2019 Nonqualified Stock Option Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2019, Exhibit 10.1

10.21*	Form of 2019 Nonqualified Stock Option Award Agreement, Supplemental Award	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2019, Exhibit 10.2

10.22*	2004 Equity Incentive Plan	Incorporated by reference from the Registrant’s definitive proxy statement filed with the Commission on April 15, 2004

10.23*	Nordstrom, Inc. 2004 Equity Incentive Plan (2007 Amendment)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.44

10.24*	Nordstrom, Inc. 2004 Equity Incentive Plan (2008 Amendment)	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.1

10.25*	Nordstrom, Inc. 2010 Equity Incentive Plan	Incorporated by reference to Appendix A to the Registrant’s Form DEF 14A filed on April 8, 2010

10.26*	Nordstrom, Inc. 2010 Equity Incentive Plan as amended February 27, 2013	Incorporated by reference to Appendix A to the Registrant’s Form DEF 14A filed on April 1, 2013

10.27*	Nordstrom, Inc. 2010 Equity Incentive Plan as amended and restated February 26, 2014	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2014, Exhibit 10.4

10.28*	Nordstrom, Inc. 2010 Equity Incentive Plan as amended and restated February 16, 2017	Incorporated by reference to Appendix A to the Registrant’s Form DEF 14A filed on April 5, 2017

10.29*	Nordstrom, Inc. Leadership Separation Plan (Effective March 1, 2005)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2005, Exhibit 10.43

10.30*	Amendment 2006-1 to the Nordstrom, Inc. Leadership Separation Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.56
*This exhibit is a management contract, compensatory plan or arrangement.

	Exhibit	Method of Filing
10.31*	Amendment 2008-1, Nordstrom, Inc. Leadership Separation Plan	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.3

10.32*	Amendment 2011-1 to the Nordstrom Leadership Separation Plan	Incorporated by reference from the Registrant’s Form 8-K filed on August 25, 2011, Exhibit 10.1

10.33*	Amendment 2013-1 to the Nordstrom Leadership Separation Plan	Incorporated by reference from the Registrant’s Form 8-K filed on March 5, 2013, Exhibit 10.1

10.34*	Amendment 2016-1 to Nordstrom Leadership Separation Plan	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2016, Exhibit 10.4

10.35*	Form of the 2016 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2016, Exhibit 10.3

10.36*	Form of the 2017 Performance Share Unit Notice and Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on February 23, 2017, Exhibit 10.3

10.37*	Form of 2019 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2019, Exhibit 10.4

10.38*	Nordstrom Supplemental Executive Retirement Plan (2008 Restatement)	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.4

10.39*	Amendment 2009-1 to the Nordstrom Supplemental Executive Retirement Plan	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.4

10.40*	Amendment 2014-1 to the Nordstrom Supplemental Executive Retirement Plan	Incorporated by reference from the Registrant’s Form 8-K filed on August 25, 2014, Exhibit 10.1

10.41*	Amendment 2014-2 to the Nordstrom Supplemental Executive Retirement Plan	Incorporated by reference from the Registrant’s Form 8-K filed on August 25, 2014, Exhibit 10.2

10.42	Nordstrom Directors Deferred Compensation Plan (2017 Restatement)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 3, 2018, Exhibit 10.48

10.43	2009 Form of Independent Director Indemnification Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.1

10.44	2010 Form of Independent Director Indemnification Agreement	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2011, Exhibit 10.78

10.45	The 2002 Nonemployee Director Stock Incentive Plan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002, Exhibit 10.1

10.46	Nordstrom, Inc. 2002 Nonemployee Director Stock Incentive Plan (2007 Amendment)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.39

10.47	Form of Restricted Stock Award under the 2002 Nonemployee Director Stock Incentive Plan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2007, Exhibit 10.1

10.48*	Form of 2014 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2014, Exhibit 10.2

10.49*	Form of the 2015 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on February 19, 2015, Exhibit 10.2

10.50*	Form of the 2016 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2016, Exhibit 10.2

10.51*	Form of 2016 Restricted Stock Unit Award Agreement, Supplemental Award	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016, Exhibit 10.3
*This exhibit is a management contract, compensatory plan or arrangement.

Nordstrom, Inc. and subsidiaries 69

	Exhibit	Method of Filing
10.52*	Form of the 2017 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on February 23, 2017, Exhibit 10.2

10.53*	Form of 2017 Restricted Stock Unit Award Agreement, Supplemental Award	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 28, 2017, Exhibit 10.67

10.54*	Form of 2018 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 8, 2018, Exhibit 10.1

10.55*	Form of 2019 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2019, Exhibit 10.3

10.56*	Form of Restricted Stock Unit Award Agreement – Supplemental Award	Incorporated by reference from the Registrant’s Form 8-K filed on March 8, 2018, Exhibit 10.2

10.57	Commitment of Nordstrom, Inc. to Nordstrom fsb dated June 17, 2004	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004, Exhibit 10.4

10.58
Revolving Credit Agreement dated September 26, 2018, between Registrant and each of the initial lenders named therein as lenders; Bank of America, N.A. as administrative agent; and Wells Fargo Bank, National Association and U.S. Bank, National Association as co-syndication agents.
Incorporated by reference from the Registrant’s Form 8-K filed on October 2, 2018, Exhibit 10.1

10.59	Press release dated September 4, 2014 announcing that its Board of Directors authorized a $1,000 million share repurchase program	Incorporated by reference from the Registrant’s Form 8-K filed on September 4, 2014, Exhibit 99.1

10.60	Press release dated October 1, 2015 announcing that its Board of Directors authorized a $1,000 million share repurchase program	Incorporated by reference from the Registrant’s Form 8-K filed on October 2, 2015, Exhibit 99.1

10.61	Press release dated February 17, 2017 announcing that its Board of Directors authorized a $500 million share repurchase program and approved a quarterly dividend	Incorporated by reference from the Registrant’s Form 8-K filed on February 21, 2017, Exhibit 99.2

10.62	Press release dated August 22, 2018 announcing that its Board of Directors authorized a $1.5 billion share repurchase program and approved a quarterly dividend	Incorporated by reference from the Registrant’s Form 8-K filed on August 27, 2018, Exhibit 99.1

10.63	Purchase and Sale Agreement by and among Nordstrom, Inc., Nordstrom Credit, Inc., Nordstrom FSB and TD Bank USA, N.A. dated May 25, 2015	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015, Exhibit 10.1

10.64	Credit Card Program Agreement by and among Nordstrom, Inc., Nordstrom FSB and TD Bank USA, N.A. dated May 25, 2015	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015, Exhibit 10.1

10.65	Letter agreement, dated June 7, 2017	Incorporated by reference from the Registrant’s Form 8-K filed on June 8, 2017, Exhibit 99.2, and the Registrant’s SC 13D filed on June 8, 2017, Exhibit 3

21.1	Significant subsidiaries of the Registrant	Filed herewith electronically

23.1	Consent of Independent Registered Public Accounting Firm	Filed as page 73 of this report

31.1	Certification of Co-President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically
*This exhibit is a management contract, compensatory plan or arrangement.

	Exhibit	Method of Filing
32.1	Certification of Co-President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Filed herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

Nordstrom, Inc. and subsidiaries 71

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/	Anne L. Bramman
Anne L. Bramman
Chief Financial Officer
(Principal Financial Officer)
Date: March 18, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Financial Officer:		Principal Executive Officer:

/s/	Anne L. Bramman	/s/	Erik B. Nordstrom
	Anne L. Bramman		Erik B. Nordstrom
	Chief Financial Officer		Co-President

Principal Accounting Officer:

/s/	Kelley K. Hall
Kelley K. Hall
Chief Accounting Officer and Treasurer

Directors:

/s/	Shellye L. Archambeau	/s/	Stacy Brown-Philpot
	Shellye L. Archambeau		Stacy Brown-Philpot
	Director		Director

/s/	Tanya L. Domier	/s/	Kirsten A. Green
	Tanya L. Domier		Kirsten A. Green
	Director		Director

/s/	Glenda G. McNeal	/s/	Erik B. Nordstrom
	Glenda G. McNeal		Erik B. Nordstrom
	Director		Director

/s/	Peter E. Nordstrom	/s/	Philip G. Satre
	Peter E. Nordstrom		Philip G. Satre
	Director		Director

/s/	Brad D. Smith	/s/	Gordon A. Smith
	Brad D. Smith		Gordon A. Smith
	Chairman of the Board of Directors		Director

/s/	Bradley D. Tilden	/s/	B. Kevin Turner
	Bradley D. Tilden		B. Kevin Turner
	Director		Director

Date:	March 18, 2019

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Nos. 333-225295, 333-211825, 333-207396, 333-198413, 333-189301, 333-174336, 333-166961, 333-161803, 333-146049, 333-118756, 333- 101110, 333-40066, 333-79791 on Form S-8 of our reports dated March 18, 2019, relating to the financial statements of Nordstrom Inc. and subsidiaries, and the effectiveness of Nordstrom, Inc. and subsidiaries’ internal control over financial reporting, appearing in the Annual Report on Form 10-K of Nordstrom, Inc. for the year ended February 2, 2019.

/s/ Deloitte & Touche LLP
Seattle, Washington
March 18, 2019

Nordstrom, Inc. and subsidiaries 73