Form 10-Q
period 2019-05-04
NORDSTROM INC
filed 2019-06-05
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2019
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
YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, without par value	JWN	New York Stock Exchange
Common stock outstanding as of May 30, 2019: 154,651,759 shares

1 of 28

2 of 28

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “pursue,” “going forward,” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our anticipated financial outlook for the fiscal year ending February 1, 2020, our anticipated annual total sales rates, our anticipated new store openings in existing, new and international markets, our anticipated Adjusted Return on Invested Capital, trends in our operations and the following:
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

•
our ability to properly balance our investments in existing and new store locations, technology and supply chain facilities, especially our investments in our Nordstrom NYC and our Los Angeles market integration,

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

•
the effectiveness of our loyalty program, including the implementation of any changes in our program, planned advertising, marketing and promotional campaigns in the highly competitive and promotional retail industry,

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

3 of 28

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
Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
All references to “Nordstrom,” “we,” “us,” “our,” or the “Company” mean Nordstrom, Inc. and its subsidiaries.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

4 of 28

DEFINITIONS
The following table includes definitions of Nordstrom commonly used terms:

Term	Definition
2018 Annual Report	Annual Report on Form 10-K filed on March 18, 2019
Adjusted EBITDA	Adjusted earnings before interest, income taxes, depreciation and amortization (a non-GAAP financial measure)
Adjusted EBITDAR	Adjusted earnings before interest, income taxes, depreciation, amortization and rent (a non-GAAP financial measure)
Adjusted ROIC	Adjusted return on invested capital (a non-GAAP financial measure)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BOPUS	Buy Online, Pickup in Store
CODM	Chief operating decision maker
Estimated Non-recurring Charge	Estimated non-recurring credit-related charge recognized during the third quarter of 2018
Digital sales	Online sales and digitally assisted store sales, which include BOPUS, Ship to Store and Style Board, a digital selling tool
EBIT	Earnings before interest and income taxes
EPS	Earnings per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
First quarter of 2019	13 fiscal weeks ending May 4, 2019
First quarter of 2018	13 fiscal weeks ending May 5, 2018
Fiscal year 2019	52 fiscal weeks ending February 1, 2020
Fiscal year 2018	52 fiscal weeks ending February 2, 2019
FLS	Full-line stores
Full-Price	Nordstrom U.S. FLS, Nordstrom.com, Canada, Trunk Club, Jeffrey and Nordstrom Local
GAAP	Generally accepted accounting principles
Generational Investments	NRHL, Canada, Trunk Club and Nordstrom NYC
Gross profit	Net sales less cost of sales and related buying and occupancy costs
Inventory turnover rate	Trailing 4-quarter cost of sales and related buying and occupancy costs divided by the trailing 4-quarter average inventory
IRS	Internal Revenue Service
Lease Standard	ASU No. 2016-02, Leases, and all related amendments
LIBOR	London Inter-bank Offered Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Nordstrom Local	Nordstrom Local neighborhood hubs
Nordstrom NYC	Our Manhattan, New York FLS store, including the existing Men’s store and the Women’s store (upon opening in October 2019)
The Nordy Club	Our evolved customer loyalty program launched in October 2018
NRHL	Nordstromrack.com/HauteLook
NYSE	New York Stock Exchange
Off-Price	Nordstrom U.S. Rack stores, NRHL and Last Chance clearance stores
Operating Lease Cost	Fixed rent expense, including fixed common area maintenance expense, net of developer reimbursement amortization
PCAOB	Public Company Accounting Oversight Board (United States)
Property incentives	Developer and vendor reimbursements
PSU	Performance share units
Revolver	Senior unsecured revolving credit facility
ROU asset	Operating lease right-of-use asset
RSU	Restricted stock units
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SERP	Unfunded defined benefit Supplemental Executive Retirement Plan
SG&A	Selling, general and administrative
Supply Chain Network
Consists of fulfillment centers that process and ship orders to our customers, distribution centers that process and ship merchandise to our stores and other facilities and Omni-channel centers that both fulfill customer orders and ship merchandise to our stores

TD	TD Bank, N.A.
XBRL	eXtensible Business Reporting Language
2010 Plan	2010 Equity Incentive Plan

5 of 28

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended
	May 4, 2019	May 5, 2018
Net sales	$3,349	$3,469
Credit card revenues, net	94	92
Total revenues	3,443	3,561
Cost of sales and related buying and occupancy costs	(2,228)	(2,288)
Selling, general and administrative expenses	(1,138)	(1,120)
Earnings before interest and income taxes	77	153
Interest expense, net	(24)	(28)
Earnings before income taxes	53	125
Income tax expense	(16)	(38)
Net earnings	$37	$87

Earnings per share:
Basic	$0.24	$0.52
Diluted	$0.23	$0.51

Weighted-average shares outstanding:
Basic	155.0	167.8
Diluted	156.2	170.2
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended
	May 4, 2019	May 5, 2018
Net earnings	$37	$87
Foreign currency translation adjustment	(9)	(11)
Post retirement plan adjustments, net of tax	—	1
Comprehensive net earnings	$28	$77
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

6 of 28

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	May 4, 2019	February 2, 2019	May 5, 2018
Assets
Current assets:
Cash and cash equivalents	$448	$957	$966
Accounts receivable, net	233	148	186
Merchandise inventories	2,006	1,978	2,120
Prepaid expenses and other	271	291	291
Total current assets	2,958	3,374	3,563

Land, property and equipment (net of accumulated depreciation of $6,678, $6,647 and $6,227)	3,963	3,921	3,887
Operating lease right-of-use assets	1,833	—	—
Goodwill	249	249	249
Other assets	335	342	317
Total assets	$9,338	$7,886	$8,016

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,619	$1,469	$1,575
Accrued salaries, wages and related benefits	315	580	317
Current portion of operating lease liabilities	237	—	—
Other current liabilities	1,222	1,324	1,307
Current portion of long-term debt	499	8	56
Total current liabilities	3,892	3,381	3,255

Long-term debt, net	2,177	2,677	2,680
Deferred property incentives, net	6	457	495
Non-current operating lease liabilities	1,951	—	—
Other liabilities	661	498	516

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 154.6, 157.6 and 167.8 shares issued and outstanding	3,067	3,048	2,852
Accumulated deficit	(2,370)	(2,138)	(1,738)
Accumulated other comprehensive loss	(46)	(37)	(44)
Total shareholders’ equity	651	873	1,070
Total liabilities and shareholders’ equity	$9,338	$7,886	$8,016
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

7 of 28

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

				Accumulated
				Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Loss	Total
Balance at February 2, 2019	157.6	$3,048	($2,138)	($37)	$873
Cumulative effect of adopted accounting standard	—	—	(25)	—	(25)
Net earnings	—	—	37	—	37
Other comprehensive loss	—	—	—	(9)	(9)
Dividends ($0.37 per share)	—	—	(58)	—	(58)
Issuance of common stock under stock compensation plans	0.3	10	—	—	10
Stock-based compensation	0.8	9	—	—	9
Repurchase of common stock	(4.1)	—	(186)	—	(186)
Balance at May 4, 2019	154.6	$3,067	($2,370)	($46)	$651

				Accumulated
				Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Loss	Total
Balance at February 3, 2018	167.0	$2,816	($1,810)	($29)	$977
Cumulative effect of adopted accounting standards	—	—	60	(5)	55
Net earnings	—	—	87	—	87
Other comprehensive loss	—	—	—	(10)	(10)
Dividends ($0.37 per share)	—	—	(62)	—	(62)
Issuance of common stock under stock compensation plans	0.6	24	—	—	24
Stock-based compensation	0.5	12	—	—	12
Repurchase of common stock	(0.3)	—	(13)	—	(13)
Balance at May 5, 2018	167.8	$2,852	($1,738)	($44)	$1,070
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

8 of 28

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Quarter Ended
	May 4, 2019	May 5, 2018
Operating Activities
Net earnings	$37	$87
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization expenses and other, net	165	169
Amortization of deferred property incentives	—	(18)
Non-cash lease expense (including developer reimbursement amortization of $19)	43	—
Deferred income taxes, net	18	6
Stock-based compensation expense	20	23
Change in operating assets and liabilities:
Accounts receivable	(2)	(42)
Merchandise inventories	(89)	(201)
Prepaid expenses and other assets	(12)	(2)
Accounts payable	181	212
Accrued salaries, wages and related benefits	(266)	(259)
Other current liabilities	(74)	(24)
Deferred property incentives	3	24
Lease liabilities (including operating lease interest of $23)	(59)	—
Other liabilities	4	(3)
Net cash used in operating activities	(31)	(28)

Investing Activities
Capital expenditures	(249)	(129)
Other, net	1	(20)
Net cash used in investing activities	(248)	(149)

Financing Activities
Principal payments on long-term borrowings	—	(3)
Increase in cash book overdrafts	40	27
Cash dividends paid	(58)	(62)
Payments for repurchase of common stock	(210)	(13)
Proceeds from issuances under stock compensation plans	10	24
Tax withholding on share-based awards	(12)	(11)
Net cash used in financing activities	(230)	(38)

Net decrease in cash and cash equivalents	(509)	(215)
Cash and cash equivalents at beginning of period	957	1,181
Cash and cash equivalents at end of period	$448	$966

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes, net	$8	$8
Interest, net of capitalized interest	31	35
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

9 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 1: BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the balances of Nordstrom, Inc. and its subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The interim Condensed Consolidated Financial Statements have been prepared on a basis consistent in all material respects with the accounting policies described and applied in our 2018 Annual Report, except as described in Note 2: Leases, and reflect all adjustments of a normal recurring nature that are, in management’s opinion, necessary for the fair presentation of the results of operations, financial position and cash flows for the periods presented.
The Condensed Consolidated Financial Statements as of and for the periods ended May 4, 2019 and May 5, 2018 are unaudited. The Condensed Consolidated Balance Sheet as of February 2, 2019 has been derived from the audited Consolidated Financial Statements included in our 2018 Annual Report. The interim Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and related footnote disclosures contained in our 2018 Annual Report.
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
Recent Accounting Pronouncements
In March 2019, the SEC adopted the final rule under SEC Release No. 33-10618, FAST Act Modernization and Simplification of Regulation S-K. The amendment aims to modernize and simplify certain reporting requirements and improve readability and navigability between disclosures. This final rule was effective for the first quarter of 2019. Our adoption of this final rule did not have a material effect on our Consolidated Financial Statements.
NOTE 2: LEASES
During the first quarter of fiscal 2019, we adopted the Lease Standard using the transition method provided in ASU 2018-11. As a result, reporting periods beginning in the first quarter of 2019 are presented under the Lease Standard while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 840 — Leases.
Adoption of the Lease Standard did not have a material impact on our Condensed Consolidated Statement of Earnings, Condensed Consolidated Statement of Comprehensive Earnings, Condensed Consolidated Statement of Cash Flows or Condensed Consolidated Statement of Shareholders’ Equity. The impact of adopting the Lease Standard resulted in the following on February 3, 2019:

•	Increase in total assets and total liabilities of $1,849 primarily due to recognizing ROU assets and operating lease liabilities for most leases previously classified as operating leases.

•	Reclassification of deferred property incentives, net of $568 to ROU assets on the Condensed Consolidated Balance Sheet.

•
Reclassification of deferred property incentives, net of $339 from ROU assets to other current liabilities and other liabilities on the Condensed Consolidated Balance Sheet for property incentives that exceed the associated ROU asset. Property incentives that exceed the associated ROU asset are primarily due to leases with low fixed lease costs that may also have variable lease costs that are excluded from the ROU asset.

•
Increase in beginning accumulated deficit of $25 primarily due to the net impact of removing a building and associated financial obligation from land, property and equipment and long-term debt, net on the Condensed Consolidated Balance Sheet related to a failed sale-leaseback transaction.

Upon adoption of the Lease Standard, we record leases, which consist primarily of operating leases, on the Condensed Consolidated Balance Sheet as operating lease ROU assets, current portion of operating lease liabilities and non-current operating lease liabilities. Operating lease liabilities are initially recognized based on the net present value of the fixed portion of our lease and common area maintenance payments from lease commencement through the lease term. To calculate the net present value, we apply an incremental borrowing rate. The incremental borrowing rate is determined using a portfolio approach based on the rate of interest that we would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. We use quoted interest rates obtained from financial institutions as an input to derive our incremental borrowing rate as the discount rate for the lease. We recognize ROU assets based on operating lease liabilities reduced by property incentives. ROU assets are tested for impairment in the same manner as long-lived assets.

10 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

We elected the following practical expedients permitted under the Lease Standard:

•	Upon adoption, we did not reassess our prior conclusions about lease identification, lease classification or initial direct costs, and we did not use hindsight for leases existing at adoption date.

•	We do not record leases with an initial term of 12 months or less on the balance sheet but continue to expense them on a straight-line basis over the lease term.

•	We combine lease and non-lease components.
We lease the land, buildings, or land and buildings for many of our stores, office facilities and Supply Chain Network facilities. We also lease equipment and have service contracts including transportation agreements and warehouse agreements where we control identified assets such as vehicles, warehouse space and equipment and therefore represent embedded leases under the Lease Standard.
The majority of our fixed, non-cancellable lease terms are 15 to 30 years for Nordstrom FLS, 10 to 15 years for Nordstrom Rack stores and 5 to 20 years for office facilities and Supply Chain Network facilities. Many of our leases include options that allow us to extend the lease term beyond the initial commitment period up to 15 years for Nordstrom FLS and 10 years for Nordstrom Rack stores. At the commencement of a lease, we generally include only the initial lease term as we have determined that options to extend are not reasonably certain to occur. The exercise of lease renewal options is generally at our sole discretion. At the renewal of an expiring lease, we reassess our options in the agreement and include all reasonably certain extensions in the measurement of our lease term.
Most of our leases also provide for payment of operating expenses, such as common area maintenance charges, real estate taxes and other executory costs, the fixed portion of which is included in Operating Lease Cost. We recognize Operating Lease Cost on a straight-line basis over the lease term. Variable lease cost includes payments for variable common area maintenance charges and additional payments based on a percentage of sales, which are recognized when probable. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table summarizes the components of lease cost for 2019:

Quarter Ended
May 4, 2019
Operating Lease Cost
Store locations (net of developer reimbursement amortization of $19)	$55
Other[1]	15
Variable lease cost[2]	12
Sublease income	(2)
Total lease cost	$80
1 Other includes Supply Chain Network facilities, office facilities and equipment.
2 Variable lease cost includes short-term lease cost, which was immaterial for quarter ended May 4, 2019.

The following table summarizes future lease payments as of May 4, 2019:

Fiscal year	Operating Leases
2019 (excluding the three months ended May 4, 2019)	$249
2020	353
2021	335
2022	310
2023	283
2024	238
Thereafter	1,040
Total lease payments	2,808

Less: amount representing interest	(620)
Present value of net lease payments[1]	$2,188
1 Total lease payments exclude $5 of lease payments for an operating lease that was signed but has not yet commenced.

11 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

The following table includes supplemental information:

Quarter Ended
May 4, 2019
Cash paid related to operating lease liabilities	$86
Operating lease liabilities arising from obtaining ROU assets	2,248
Cash received from developer reimbursements	26

Weighted-average remaining lease term	10 years
Weighted-average discount rate	4.7%
Previous Lease Standard Disclosures
Before fiscal year 2019, we recognized minimum rent expense, net of developer reimbursements, on a straight-line basis over the minimum lease term from the time we controlled the leased property. For scheduled rent escalation clauses during the lease terms, we recorded minimum rent expense on a straight-line basis over the terms of the leases, with the adjustments accrued as current and non-current deferred rent and included in other current liabilities and other liabilities on our Condensed Consolidated Balance Sheet. Contingent rental payments, typically based on a percentage of sales, were recognized in rent expense when payment of the contingent rent was probable.
The following table summarizes rent expense for the first quarter of 2018, before adoption of the Lease Standard:

Quarter Ended
May 5, 2018
Minimum rent:
Store locations	$70
Other[1]	11
Percentage rent	2
Property incentives	(21)
Total rent expense	$62
1 Other includes Supply Chain Network facilities, office facilities and equipment.
The rent expense above does not include common area maintenance charges, real estate taxes and other executory costs, which were $37 for the first quarter of 2018.
The following table summarizes future minimum lease payments as of February 2, 2019, before adoption of the Lease Standard:

Fiscal year	Operating Leases
2019	$322
2020	313
2021	294
2022	271
2023	249
Thereafter	1,160
Total minimum lease payments	$2,609

12 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 3: REVENUE
Contract Liabilities
Contract liabilities represent our obligation to transfer goods or services to customers and include deferred revenue for The Nordy Club (including loyalty points and Nordstrom Notes) and gift cards. Our contract liabilities are classified as current on the Condensed Consolidated Balance Sheet and are as follows:

Contract Liabilities
Opening balance as of February 4, 2018	$498
Balance as of May 5, 2018	460

Balance as of February 2, 2019	548
Balance as of May 4, 2019	504
The amount of revenue recognized from our beginning contract liability balance was $148 in the first quarter of 2019 and $150 in the first quarter of 2018.
Disaggregation of Revenue
The following table summarizes our disaggregated net sales:

	Quarter Ended
	May 4, 2019	May 5, 2018
Full-Price	$2,127	$2,240
Off-Price	1,222	1,229
Total net sales	$3,349	$3,469

Digital sales as a % of total net sales	31%	28%
Digital sales increase	7%	21%
The following table summarizes the percent of net sales by merchandise category:

	Quarter Ended
	May 4, 2019	May 5, 2018
Women’s Apparel	33%	33%
Shoes	24%	24%
Men’s Apparel	15%	15%
Women’s Accessories	11%	11%
Beauty	10%	11%
Kids’ Apparel	4%	3%
Other	3%	3%
Total net sales	100%	100%

13 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 4: SEGMENT REPORTING
The following table sets forth information for our reportable segment:

	Quarter Ended
	May 4, 2019	May 5, 2018
Retail segment EBIT[1]	$142	$207
Corporate/Other loss before interest and income taxes[1]	(65)	(54)
Interest expense, net	(24)	(28)
Earnings before income taxes	$53	$125
1 Certain reclassifications were made to fiscal 2018 amounts to conform with current period presentation, which is in the way that management views our results internally.
For information about disaggregated revenues, see Note 3: Revenue.
NOTE 5: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt is as follows:

	May 4, 2019	February 2, 2019	May 5, 2018
Long-term debt, net of unamortized discount:
Senior notes, 4.75%, due May 2020	$500	$500	$500
Senior notes, 4.00%, due October 2021	500	500	500
Senior notes, 4.00%, due March 2027	349	349	349
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 7.00%, due January 2038	146	146	146
Senior notes, 5.00%, due January 2044	895	895	892
Other[1]	(14)	(5)	49
Total long-term debt	2,676	2,685	2,736

Less: current portion	(499)	(8)	(56)
Total due beyond one year	$2,177	$2,677	$2,680
1 Other long-term debt includes our deferred bond issue costs as of May 4, 2019. As of February 2, 2019 and May 5, 2018, Other included our secured mortgage payable and Puerto Rico unsecured borrowing facility, partially offset by deferred bond issue costs.
Credit Facilities
As of May 4, 2019, we had total short-term borrowing capacity of $800 under the revolver that expires in September 2023. The revolver contains customary representations, warranties, covenants and terms, including paying a variable rate of interest and a commitment fee based on our debt rating. The revolver is available for working capital, capital expenditures and general corporate purposes. Provided that we obtain written consent from the lenders, we have the option to increase the revolver by up to $200, to a total of $1,000, and two options to extend the revolver by one year.
The revolver requires that we maintain an adjusted debt to EBITDAR leverage ratio of no more than four times. As of May 4, 2019, we were in compliance with this covenant.
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
As of May 4, 2019, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our revolver.

14 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

Our wholly owned subsidiary in Puerto Rico maintained a $52 unsecured borrowing facility to support our expansion into that market. Borrowings on this facility incurred interest at an annual rate based upon LIBOR plus 1.275% and also incurred a fee based on any unused commitment. In September 2018, we fully repaid $47 outstanding on this facility and did not renew the facility upon expiration in the fourth quarter of 2018.
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
If our long-term debt was measured at fair value on the Condensed Consolidated Balance Sheets, we would use quoted market prices of the same or similar issues, which is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	May 4, 2019	February 2, 2019	May 5, 2018
Carrying value of long-term debt	$2,676	$2,685	$2,736
Fair value of long-term debt	2,741	2,692	2,772
Non-financial Assets Measured at Fair Value on a Nonrecurring Basis
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. There were no material impairment charges for these assets for the quarter ended May 4, 2019 and May 5, 2018.
NOTE 7: COMMITMENTS AND CONTINGENCIES
Plans for our Nordstrom NYC store, which we expect to open in October 2019, ultimately include owning a condominium interest in a mixed-use tower and leasing certain nearby properties. As of May 4, 2019, we had approximately $302 of fee interest in land, which is expected to convert to the condominium interest once the store is constructed. We have committed to make future installment payments based on the developer meeting pre-established construction and development milestones. In the event that this project is not completed, the opening may be delayed and we may be subject to future losses or capital commitments in order to complete construction or to monetize our investment.
NOTE 8: SHAREHOLDERS’ EQUITY
In August 2018, our Board of Directors authorized a program to repurchase up to $1,500 of our outstanding common stock, with no expiration date. Under the August 2018 program, we repurchased 4.1 shares of our common stock for an aggregate purchase price of $186 during the quarter ended May 4, 2019. We had $707 remaining in share repurchase capacity as of May 4, 2019. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to market and economic conditions and applicable SEC rules.
In May 2019, subsequent to quarter end, we declared a quarterly dividend of $0.37 per share, which will be paid on June 18, 2019 to holders of record as of June 3, 2019.

15 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 9: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended
	May 4, 2019	May 5, 2018
RSUs	$14	$18
Stock options	4	3
Other[1]	2	2
Total stock-based compensation expense, before income tax benefit	20	23
Income tax benefit	(5)	(6)
Total stock-based compensation expense, net of income tax benefit	$15	$17
1 Other stock-based compensation expense includes PSUs, ESPP and nonemployee director stock awards.
The following table summarizes our grant allocations:

	Quarter Ended
	May 4, 2019		May 5, 2018
	Granted	Weighted-average grant-date fair value per unit	Granted	Weighted-average grant-date fair value per unit
RSUs	1.1	$41	2.1	$49
Stock options	1.0	$15	—	$—
PSUs	0.3	$42	—	$—
NOTE 10: EARNINGS PER SHARE
The computation of EPS is as follows:

	Quarter Ended
	May 4, 2019	May 5, 2018
Net earnings	$37	$87

Basic shares	155.0	167.8
Dilutive effect of common stock equivalents	1.2	2.4
Diluted shares	156.2	170.2

Earnings per basic share	$0.24	$0.52
Earnings per diluted share	$0.23	$0.51

Anti-dilutive common stock equivalents	9.3	9.6

16 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts)

OVERVIEW
While we believe our customer strategy and business model position us for long-term success, our first quarter top-line results were below our expectations. For the first quarter of 2019, total net sales decreased 3.5% and net earnings were $37, or $0.23 per diluted share.
Although we planned for a continuation of soft sales trends from the fourth quarter of 2018, we saw further deceleration in the first quarter of 2019. We ended the quarter with inventories in solid shape, and our financial position remains strong. The strength of our inventory and expense execution helped mitigate our sales miss. We continue to bend the expense curve, tracking ahead of our expense savings plan of $150 to $200 through our various efficiency initiatives this year.
During the quarter, we had executional misses with the customer experience that had an impact on sales across Full-Price and Off-Price, both in stores and online. We identified three factors that contributed to our sales shortfall, all within our control to turn around:

•
Loyalty — We have a well-established program with nearly 12 million active customers contributing more than 60% of sales in the first quarter. However, we had executional issues associated with the launch of The Nordy Club last fall. We are resolving these issues, with initial results showing improving trends for engagement, traffic and spend from our loyalty customers.

•
Digital marketing — With the rollout of The Nordy Club, we deliberately reduced our digital marketing as we shifted resources to loyalty. This resulted in incremental traffic declines in our business. We have since increased our investments in digital marketing to help drive incremental traffic and sales.

•
Merchandise — The breadth of our offering, across brands, price points and styles, is a key differentiator in the way we serve customers. We have opportunities to rebalance our assortment mix to better resonate with customers in Full-Price and Off-Price. We have started this process and expect improvement in the second half of the year.

We took action during the quarter and are taking further steps to drive top-line growth, as well as execute our key strategies:

•
We are scaling our local market strategy in Los Angeles by providing customers with greater access to merchandise selection, with faster delivery and at a lower cost to us. In the first quarter, we delivered outsized growth in digital sales and store traffic in this market.

•
We will expand our presence in New York City, our largest market for online sales. We are on track to open our flagship store on October 24th and two Nordstrom Locals this fall. These physical assets are expected to drive engagement with customers across multiple touch points and contribute to a meaningful sales lift for this market.

•
Finally, we are focused on improving the customer experience during our two key events, our Anniversary Sale and the holidays. Our Anniversary Sale is a unique event, offering new arrivals at reduced prices for a limited time. We are curating our assortment to reflect our customers’ favorite brands and extending the pre-shop period for our top loyalty customers. For the holidays, we are amplifying our gifting assortment across categories, with more accessible price points.

As always, our customers are at the center of everything we do, and through that lens, we are focused on better serving them on their terms. We are confident in our ability to drive top-line growth and achieve long-term profitable growth.

17 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

RESULTS OF OPERATIONS
In our ongoing effort to enhance the customer experience, we are focused on providing customers with a seamless experience across our channels. We invested early in our Omni-channel capabilities, integrating our operations, merchandising and technology across our stores and online, in both our Full-Price and Off-Price businesses. While our customers may engage with us through multiple channels, we know they value the overall Nordstrom brand experience and view us simply as Nordstrom, which is ultimately how we view our business. We have one Retail reportable segment and analyze our results on a total company basis.
We measure our performance through market share, customers and net sales metrics. As comparable sales growth is expected to approximate net sales growth in 2019, we only report changes in net sales.
Net Sales
The following table summarizes net sales by business:

	Quarter Ended
	May 4, 2019	May 5, 2018
Net sales by business:
Full-Price	$2,127	$2,240
Off-Price	1,222	1,229
Total net sales	$3,349	$3,469

Net sales increase (decrease) by business:
Full-Price	(5.1%)	3.9%
Off-Price	(0.6%)	6.7%
Total Company	(3.5%)	5.8%

Digital sales as a % of total net sales	31%	28%
Digital sales increase	7%	21%
Total company net sales decreased 3.5% for the first quarter of 2019, compared with the same period in 2018. Digital sales increased 7% in the first quarter of 2019, compared with the same period in 2018. To date in fiscal 2019, we opened three Nordstrom Rack stores and closed two FLS locations. While we expected softer trends from the fourth quarter to continue into the first quarter, we experienced further sales deceleration. Our results were impacted by three areas: loyalty, digital marketing and merchandise, across Full-Price and Off-Price, in both stores and online. We took action during the quarter and are taking further steps to address executional issues associated with the launch of our enhanced loyalty program, further investing in our digital marketing and re-balancing our merchandise offering to improve sales trends over the remainder of the year.
Full-Price net sales decreased 5.1% for the first quarter of 2019, compared with the same period in 2018. Full-Price sales reflected a decrease in the number of items sold, partially offset by an increase in average selling price per item sold. Shoes was the top-performing merchandise category.
Off-Price net sales decreased 0.6% for the first quarter of 2019, compared with the same period in 2018. Off-Price sales reflected a decrease in the average selling price per item sold, partially offset by an increase in the number of items sold. Women’s, Active and Coats were the top-performing merchandise categories.
Credit Card Revenues, Net
TD is the exclusive issuer of our consumer credit cards and we perform account servicing functions. Credit card revenues, net include our portion of the ongoing credit card revenue, net of credit losses, pursuant to our program agreement with TD. Credit card revenue, net was $94 for the quarter ended May 4, 2019, which was relatively flat when compared with $92 for the same period in 2018.

18 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Gross Profit
The following table summarizes gross profit:

	Quarter Ended
	May 4, 2019	May 5, 2018
Gross profit	$1,121	$1,181
Gross profit as a % of net sales	33.5%	34.1%
Inventory turnover rate	4.68	4.63
Our gross profit rate decreased 60 basis points for the first quarter of 2019, compared with the same period in 2018, due to planned markdowns to realign inventory to sales trends and deleverage of occupancy expenses on lower sales. Continued inventory execution led to improvements in inventory turnover rate as of May 4, 2019.
Selling, General and Administrative Expenses
SG&A is summarized in the following table:

	Quarter Ended
	May 4, 2019	May 5, 2018
SG&A expenses	$1,138	$1,120
SG&A expenses as a % of net sales	34.0%	32.3%
For the first quarter of 2019, SG&A expenses increased $18 primarily due to higher marketing costs and planned supply chain investments. Our SG&A rate increased 168 basis points primarily due to fixed expense deleverage on lower sales volume.
Earnings Before Interest and Income Taxes
EBIT is summarized in the following table:

	Quarter Ended
	May 4, 2019	May 5, 2018
EBIT	$77	$153
EBIT as a % of net sales	2.3%	4.4%
For the first quarter of 2019, EBIT decreased $76 and EBIT rate decreased 212 basis points due primarily to lower sales volume.
Interest Expense, Net
Interest expense, net was $24 for the first quarter of 2019, compared with $28 for the same period in 2018. The decrease was primarily due to higher capitalized interest in 2019 associated with investments in our Supply Chain Network.
Income Tax Expense
Income tax expense is summarized in the following table:

	Quarter Ended
	May 4, 2019	May 5, 2018
Income tax expense	$16	$38
Effective tax rate	31.0%	30.4%
The effective tax rate increased for the first quarter of 2019, compared with the same period in 2018, due to the unfavorable impact of stock compensation, partially offset by the reduced impact of the mix of income between the U.S. and Canada.

19 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Earnings Per Share
EPS is as follows:

	Quarter Ended
	May 4, 2019	May 5, 2018
Basic	$0.24	$0.52
Diluted	$0.23	$0.51
Earnings per diluted share decreased $0.28 for the first quarter of 2019, compared with the same period in 2018, primarily due to lower sales.
Fiscal Year 2019 Outlook
We remain focused on three strategic objectives in driving shareholder returns: gaining market share, improving profitability and returns and maintaining disciplined capital allocation. We revised our annual outlook to reflect current trends:

	Prior Outlook	Current Outlook
Net sales	1 to 2 percent increase	2 percent decrease to flat
Credit card revenues, net	Mid to high single-digit growth	Low to mid single-digit growth
EBIT	$915 to $970 million	$805 to $890 million
EBIT margin	5.9 to 6.1 percent	5.3 to 5.8 percent
Earnings per diluted share (excluding the impact of any potential future share repurchases)	$3.65 to $3.90	$3.25 to $3.65

20 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Adjusted ROIC (Non-GAAP financial measure)
We believe that Adjusted ROIC is a useful financial measure for investors and credit agencies in evaluating the efficiency and effectiveness of the capital we have invested in our business to generate returns over time. In addition, we have incorporated it in our executive incentive measures and it is an important indicator of shareholders’ return over the long term.
For 2019, income statement activity for adjusted net operating profit and balance sheet amounts for average invested capital are comprised of one quarter of activity under the Lease Standard for 2019, and the last three quarters of 2018 under the previous lease standard. Under the previous lease standard, we estimated the value of our operating leases as if they met the criteria for capital leases or we had purchased the properties. This provided additional supplemental information that estimated the investment in our operating leases. Estimated depreciation on capitalized operating leases and average estimated asset base of capitalized operating leases are not calculated in accordance with, nor an alternative for, GAAP and should not be considered in isolation or as a substitution of our results as reported under GAAP.
Adjusted ROIC is not a measure of financial performance under GAAP and should be considered in addition to, and not as a substitute for, return on assets, net earnings, total assets or other GAAP financial measures. Our method of determining non-GAAP financial measures may differ from other companies’ methods and therefore may not be comparable to those used by other companies. The financial measure calculated under GAAP which is most directly comparable to Adjusted ROIC is return on assets.
The following is a reconciliation of the components of Adjusted ROIC and return on assets:

	Four Quarters Ended
	May 4, 2019	May 5, 2018
Net earnings	$513	$461
Add: income tax expense	147	351
Add: interest expense	115	123
Earnings before interest and income tax expense	775	935

Add: operating lease interest[1]	23	—
Add: rent expense, net	189	254
Less: estimated depreciation on capitalized operating leases[2]	(101)	(135)
Adjusted net operating profit	886	1,054

Less: estimated income tax expense	(198)	(456)
Adjusted net operating profit after tax	$688	$598

Average total assets	$8,591	$8,067
Less: average non-interest-bearing current liabilities	(3,438)	(3,306)
Less: average deferred property incentives in excess of ROU assets[3]	(77)	—
Add: average estimated asset base of capitalized operating leases[2]	1,508	1,893
Less: average deferred property incentives and deferred rent liability	(459)	(642)
Average invested capital	$6,125	$6,012

Return on assets[4]	6.0%	5.7%
Adjusted ROIC[4]	11.3%	9.9%
1 As a result of the Lease Standard, we add back the operating lease interest to reflect how we manage our business. Operating lease interest is a component of operating lease cost recorded in occupancy costs and is calculated in accordance with the Lease Standard.
2 Capitalized operating leases is our best estimate of the asset base we would record for our leases that are classified as operating under the previous lease standard if they had met the criteria for a finance lease or we had purchased the property. The asset base for each quarter is calculated as the trailing four quarters of rent expense multiplied by eight, a commonly used method to estimate the asset base we would record for our capitalized operating leases.
3 For leases with property incentives that exceed the ROU assets, we reclassify the amount from assets to other current liabilities and other liabilities. As a result of the Lease Standard, we reduce average total assets, as this better reflects how we manage our business.
4 Results for the four quarters ended May 4, 2019 included the $72 impact related to the Estimated Non-recurring Charge, which negatively impacted return on assets by approximately 60 basis points and Adjusted ROIC by approximately 70 basis points. In addition, the impact of the Lease Standard negatively impacted return on assets by approximately 30 basis points and Adjusted ROIC by approximately 20 basis points.

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
Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments. We believe that as of May 4, 2019, our existing cash and cash equivalents on-hand of $448, available credit facility of $800 and potential future operating cash flows and borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives.
The following is a summary of our cash flows by activity:

	Quarter Ended
Fiscal year	May 4, 2019	May 5, 2018
Net cash used in operating activities	($31)	($28)
Net cash used in investing activities	(248)	(149)
Net cash used in financing activities	(230)	(38)
Operating Activities
Net cash used in operating activities increased $3 for the period ended May 4, 2019, compared with the same period in 2018, primarily due to a decrease in sales, partially offset by less inventory purchased.
Investing Activities
Net cash used in investing activities increased $99 for the period ended May 4, 2019, compared with the same period in 2018, primarily due to an increase in capital expenditures related to our Supply Chain Network, including our Omni-channel center in Riverside, California opening in late 2019.
Financing Activities
Net cash used in financing activities increased $192 for the period ended May 4, 2019, compared with the same period in 2018, primarily due to increased share repurchase activity.
Free Cash Flow (Non-GAAP financial measure)
Free Cash Flow is one of our key liquidity measures, and when used in conjunction with GAAP measures, we believe it provides investors with a meaningful analysis of our ability to generate cash from our business.
Free Cash Flow is not a measure of financial performance under GAAP and should be considered in addition to, and not as a substitute for, operating cash flows or other financial measures prepared in accordance with GAAP. Our method of determining non-GAAP financial measures may differ from other companies’ methods and therefore may not be comparable to those used by other companies. The financial measure calculated under GAAP which is most directly comparable to Free Cash Flow is net cash used in operating activities. The following is a reconciliation of net cash used in operating activities to Free Cash Flow:

	Quarter Ended
	May 4, 2019	May 5, 2018
Net cash used in operating activities	($31)	($28)
Less: capital expenditures	(249)	(129)
Add: change in cash book overdrafts	40	27
Free Cash Flow	($240)	($130)

22 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Adjusted EBITDA (Non-GAAP financial measure)
Adjusted EBITDA is our key financial metric to reflect our view of cash flow from net earnings. Adjusted EBITDA excludes significant items which are non-operating in nature in order to evaluate our core operating performance against prior periods. The financial measure calculated under GAAP which is most directly comparable to Adjusted EBITDA is net earnings.
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

	Quarter Ended
	May 4, 2019	May 5, 2018
Net earnings	$37	$87
Add: income tax expense	16	38
Add: interest expense, net	24	28
Earnings before interest and income taxes	77	153

Add: depreciation and amortization expenses	163	169
Less: amortization of developer reimbursements	(19)	(21)
Adjusted EBITDA	$221	$301
Credit Capacity and Commitments
We have total short-term borrowing capacity of $800 under the revolver that expires September 2023. Provided that we obtain written consent from our lenders, we have the option to increase the revolver by up to $200, to a total of $1,000, and two options to extend the revolver by one year. As of May 4, 2019, we had no borrowings outstanding under our revolver. For more information about our credit facilities, see Note 5: Debt and Credit Facilities in Item 1.
Impact of Credit Ratings
Under the terms of our revolver, any borrowings we may enter into will accrue interest for Euro-Dollar Rate Loans at a floating base rate tied to LIBOR, for Canadian Dealer Offer Rate Loans at a floating rate tied to CDOR, and for Base Rate Loans at the highest of: (i) the Euro-Dollar rate plus 100 basis points, (ii) the federal funds rate plus 50 basis points or (iii) the prime rate.
The rate depends upon the type of borrowing incurred plus, in each case, an applicable margin. This applicable margin varies depending upon the credit ratings assigned to our long-term unsecured debt. At the time of this report, our long-term unsecured debt ratings, outlook and resulting applicable margin were as follows:

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
Debt Covenants
The revolver requires that we maintain an adjusted debt to EBITDAR leverage ratio of no more than four times. As of May 4, 2019, we were in compliance with this covenant.

23 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted Debt to EBITDAR is one of our key financial metrics and we believe that our debt levels are best analyzed using this measure, as it provides a reflection of our credit worthiness that could impact our credit rating and borrowing costs. Our goal is to manage debt levels to maintain an investment-grade credit rating and operate with an efficient capital structure. We also have a debt covenant that requires an adjusted debt to EBITDAR leverage ratio of no more than four times.
For 2019, income statement activity for adjusted EBITDAR is comprised of one quarter of activity under the Lease Standard for 2019, and the last three quarters of 2018 under the previous lease standard. Balance sheet amounts are as of the end of the quarter, and under the new Lease Standard for 2019 and the previous lease standard for 2018. Under the previous lease standard, we estimated the value of our operating leases as if they met the criteria for capital leases or we had purchased the properties. This provided additional supplemental information that estimated the investment in our operating leases. Estimated capitalized operating lease liability is not calculated in accordance with, nor an alternative for, GAAP and should not be considered in isolation or as a substitution of our results as reported under GAAP.
Adjusted Debt to EBITDAR is not a measure of financial performance under GAAP and should be considered in addition to, and not as a substitute for, debt to net earnings, net earnings, debt or other GAAP financial measures. Our method of determining non-GAAP financial measures may differ from other companies’ methods and therefore may not be comparable to those used by other companies.
The following is a reconciliation of the components of Adjusted Debt to EBITDAR and debt to net earnings:

	2019[1]	2018[1]
Debt	$2,676	$2,736
Add: operating lease liabilities	2,188	—
Add: estimated capitalized operating lease liability[2]	—	2,029
Adjusted Debt	$4,864	$4,765

Net earnings	$513	$461
Add: income tax expense	147	351
Add: interest expense, net	100	116
Earnings before interest and income taxes	760	928

Add: depreciation and amortization expenses	663	674
Add: operating lease cost[3]	69	—
Add: rent expense, net	189	254
Add: non-cash acquisition-related charges	—	1
Adjusted EBITDAR	$1,681	$1,857

Debt to Net Earnings[4]	5.2	5.9
Adjusted Debt to EBITDAR[4]	2.9	2.6
1 The components of Adjusted Debt are as of May 4, 2019 and May 5, 2018, while the components of Adjusted EBITDAR are for the four quarters ended May 4, 2019 and May 5, 2018.
2 Based upon the estimated lease liability as of the end of the period, calculated as the trailing four quarters of rent expense multiplied by eight, a commonly used method of estimating the debt we would record for our leases that are classified as operating if they had met the criteria for a capital lease or we had purchased the property.
3 As a result of the Lease Standard, we add back the operating lease cost to calculate Adjusted EBITDAR.
4 Results for the four quarters ended May 4, 2019 included the $72 impact related to the Estimated Non-recurring Charge, which negatively impacted Debt to Net Earnings by approximately 50 basis points and Adjusted Debt to EBITDAR by approximately 10 basis points. In addition, the impact of the Lease Standard had no impact on Debt to Net Earnings and negatively impacted Adjusted Debt to EBITDAR by approximately 10 basis points.

24 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Off-Balance Sheet Arrangements
As of May 4, 2019 there have been no material changes to our off-balance sheet arrangements as disclosed in our 2018 Annual Report except for our operating leases, which are recorded on the balance sheet as a result of adopting the Lease Standard.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe that the estimates, assumptions and judgments involved in the accounting policies referred to in our 2018 Annual Report have the greatest potential effect on our financial statements, so we consider these to be our critical accounting policies and estimates. Our management has discussed the development and selection of these critical accounting estimates with the Audit & Finance Committee of our Board of Directors.
Except as disclosed in Note 2: Leases of Item 1, pertaining to our adoption of the Lease Standard, there have been no significant changes to our significant accounting policies or critical accounting estimates as described in our 2018 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We discussed our interest rate risk and our foreign currency exchange risk in our 2018 Annual Report. There have been no material changes to these risks since that time.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the quarter ended May 4, 2019, we adopted the Lease Standard. As a result of our adoption of the Lease Standard, we implemented a new lease accounting information system and modified our processes and internal controls over lease accounting.
There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

25 of 28

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are subject from time to time to various claims and lawsuits arising in the ordinary course of business, including lawsuits alleging violations of state and/or federal wage and hour and other employment laws, privacy and other consumer-based claims. Some of these lawsuits include certified classes of litigants, or purport or may be determined to be class or collective actions and seek substantial damages or injunctive relief, or both, and some may remain unresolved for several years. We believe the recorded accruals in our Condensed Consolidated Financial Statements are adequate in light of the probable and estimable liabilities. As of the date of this report, we do not believe any currently identified claim, proceeding or litigation, either alone or in the aggregate, will have a material impact on our results of operations, financial position or cash flows. Since these matters are subject to inherent uncertainties, our view of them may change in the future.
Item 1A. Risk Factors.
There have been no material changes to the risk factors we discussed in our 2018 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) SHARE REPURCHASES
(Dollar and share amounts in millions, except per share amounts)
The following is a summary of our first quarter share repurchases:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs
February 2019 (February 3, 2019 to March 2, 2019)	3.5	$45.37	3.5	$736
March 2019 (March 3, 2019 to April 6, 2019)	0.6	$44.08	0.6	$707
April 2019 (April 7, 2019 to May 4, 2019)	—	—	—	$707
Total	4.1	$45.17	4.1
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

26 of 28

NORDSTROM, INC.
Exhibit Index

Exhibit		Method of Filing
3.1	Bylaws, as amended and restated on May 22, 2019	Incorporated by reference from the Registrant’s Form 8-K filed on May 29, 2019, Exhibit 3.1

31.1	Certification of Co-President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of Co-President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Filed herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

27 of 28

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Anne L. Bramman
Anne L. Bramman
Chief Financial Officer
(Principal Financial Officer)

Date:	June 5, 2019

28 of 28