Form 10-Q
period 2019-08-03
NORDSTROM INC
filed 2019-09-04
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2019
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

☑	Large Accelerated Filer	☐	Accelerated Filer
☐	Non-accelerated Filer	☐	Smaller Reporting Company
		☐	Emerging Growth Company
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
Common stock outstanding as of August 29, 2019: 154,914,812 shares

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

4 of 28

DEFINITIONS
The following table includes definitions of Nordstrom commonly used terms:

Term	Definition
2002 Plan	2002 Nonemployee Director Stock Incentive Plan
2010 Plan	2010 Equity Incentive Plan
2019 Plan	2019 Equity Incentive Plan
2018 Annual Report	Annual Report on Form 10-K filed on March 18, 2019
Adjusted EBITDA	Adjusted earnings before interest, income taxes, depreciation and amortization (a non-GAAP financial measure)
Adjusted EBITDAR	Adjusted earnings before interest, income taxes, depreciation, amortization and rent (a non-GAAP financial measure)
Adjusted ROIC	Adjusted return on invested capital (a non-GAAP financial measure)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BOPUS	Buy Online, Pickup in Store
CDOR	Canadian Dollar Offered Rate
CODM	Chief operating decision maker
Estimated Non-recurring Charge	Estimated non-recurring credit-related charge recognized during the third quarter of 2018
Digital sales	Online and digitally-assisted store sales, which include BOPUS, Ship to Store and Style Board, a digital selling tool
EBIT	Earnings before interest and income taxes
EPS	Earnings per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Second quarter of 2019	13 fiscal weeks ending August 3, 2019
Second quarter of 2018	13 fiscal weeks ending August 4, 2018
Fiscal year 2019	52 fiscal weeks ending February 1, 2020
Fiscal year 2018	52 fiscal weeks ending February 2, 2019
FLS	Full-line stores
Full-Price	Nordstrom U.S. FLS, Nordstrom.com, Canada, Trunk Club, Jeffrey and Nordstrom Local
GAAP	Generally accepted accounting principles
Generational Investments	NRHL, Canada, Trunk Club and Nordstrom NYC
Gross profit	Net sales less cost of sales and related buying and occupancy costs
Inventory turnover rate	Trailing 4-quarter cost of sales and related buying and occupancy costs divided by the trailing 4-quarter average inventory
IRS	Internal Revenue Service
Lease Standard	ASU No. 2016-02, Leases, and all related amendments (ASC 842)
LIBOR	London Inter-bank Offered Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Nordstrom Local	Nordstrom Local neighborhood hubs
Nordstrom NYC	Our Manhattan, New York FLS store, including the existing Men’s store and the Women’s store (upon opening in October 2019)
The Nordy Club	Our evolved customer loyalty program launched in October 2018
NRHL	Nordstromrack.com/HauteLook
NYSE	New York Stock Exchange
Off-Price	Nordstrom U.S. Rack stores, NRHL and Last Chance clearance stores
Operating Lease Cost	Fixed rent expense, including fixed common area maintenance expense, net of developer reimbursement amortization
PCAOB	Public Company Accounting Oversight Board (United States)
Property incentives	Developer and vendor reimbursements
PSU	Performance share unit
Revolver	Senior unsecured revolving credit facility
ROU asset	Operating lease right-of-use asset
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SERP	Unfunded defined benefit Supplemental Executive Retirement Plan
SG&A	Selling, general and administrative
Supply Chain Network
Fulfillment centers that process and ship orders to our customers, distribution centers that process and ship merchandise to our stores and other facilities and Omni-channel centers that both fulfill customer orders and ship merchandise to our stores

TD	Toronto-Dominion Bank, N.A.

5 of 28

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales	$3,778	$3,980	$7,127	$7,450
Credit card revenues, net	94	87	188	179
Total revenues	3,872	4,067	7,315	7,629
Cost of sales and related buying and occupancy costs	(2,476)	(2,589)	(4,704)	(4,877)
Selling, general and administrative expenses	(1,180)	(1,232)	(2,319)	(2,353)
Earnings before interest and income taxes	216	246	292	399
Interest expense, net	(23)	(28)	(46)	(56)
Earnings before income taxes	193	218	246	343
Income tax expense	(52)	(56)	(69)	(94)
Net earnings	$141	$162	$177	$249

Earnings per share:
Basic	$0.91	$0.97	$1.14	$1.48
Diluted	$0.90	$0.95	$1.14	$1.46

Weighted-average shares outstanding:
Basic	155.0	167.8	155.0	167.8
Diluted	155.6	170.3	155.9	170.3
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net earnings	$141	$162	$177	$249
Foreign currency translation adjustment	7	(4)	(2)	(15)
Post retirement plan adjustments, net of tax	—	1	—	2
Comprehensive net earnings	$148	$159	$175	$236
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

6 of 28

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	August 3, 2019	February 2, 2019	August 4, 2018
Assets
Current assets:
Cash and cash equivalents	$956	$957	$1,343
Accounts receivable, net	211	148	200
Merchandise inventories	1,932	1,978	2,065
Prepaid expenses and other	384	291	439
Total current assets	3,483	3,374	4,047

Land, property and equipment (net of accumulated depreciation of $6,813, $6,647 and $6,393)	4,036	3,921	3,860
Operating lease right-of-use assets	1,801	—	—
Goodwill	249	249	249
Other assets	366	342	334
Total assets	$9,935	$7,886	$8,490

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,819	$1,469	$1,840
Accrued salaries, wages and related benefits	442	580	394
Current portion of operating lease liabilities	237	—	—
Other current liabilities	1,427	1,324	1,380
Current portion of long-term debt	500	8	54
Total current liabilities	4,425	3,381	3,668

Long-term debt, net	2,178	2,677	2,680
Deferred property incentives, net	5	457	480
Non-current operating lease liabilities	1,912	—	—
Other liabilities	656	498	522

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 154.9, 157.6 and 167.5 shares issued and outstanding	3,084	3,048	2,899
Accumulated deficit	(2,286)	(2,138)	(1,712)
Accumulated other comprehensive loss	(39)	(37)	(47)
Total shareholders’ equity	759	873	1,140
Total liabilities and shareholders’ equity	$9,935	$7,886	$8,490
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

7 of 28

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Common stock
Balance, beginning of period	$3,067	$2,852	$3,048	$2,816
Issuance of common stock under stock compensation plans	—	25	11	49
Stock-based compensation	17	22	25	34
Balance, end of period	$3,084	$2,899	$3,084	$2,899

Accumulated deficit
Balance, beginning of period	($2,370)	($1,738)	($2,138)	($1,810)
Cumulative effect of adopted accounting standards	—	—	(25)	60
Net earnings	141	162	177	249
Dividends	(57)	(62)	(114)	(124)
Repurchase of common stock	—	(74)	(186)	(87)
Balance, end of period	($2,286)	($1,712)	($2,286)	($1,712)

Accumulated other comprehensive loss
Balance, beginning of period	($46)	($44)	($37)	($29)
Cumulative effect of adopted accounting standards	—	—	—	(5)
Other comprehensive income (loss)	7	(3)	(2)	(13)
Balance, end of period	($39)	($47)	($39)	($47)

Total	$759	$1,140	$759	$1,140

Dividends per share	$0.37	$0.37	$0.74	$0.74
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

8 of 28

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six Months Ended
	August 3, 2019	August 4, 2018
Operating Activities
Net earnings	$177	$249
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses and other, net	325	338
Amortization of deferred property incentives	—	(34)
Right-of-use asset amortization	89	—
Deferred income taxes, net	(21)	(13)
Stock-based compensation expense	40	51
Change in operating assets and liabilities:
Accounts receivable	21	(55)
Merchandise inventories	1	(122)
Prepaid expenses and other assets	(140)	(149)
Accounts payable	322	404
Accrued salaries, wages and related benefits	(137)	(183)
Other current liabilities	128	76
Deferred property incentives	4	29
Lease liabilities	(125)	—
Other liabilities	8	3
Net cash provided by operating activities	692	594

Investing Activities
Capital expenditures	(480)	(269)
Other, net	26	(21)
Net cash used in investing activities	(454)	(290)

Financing Activities
Principal payments on long-term borrowings	—	(5)
Increase in cash book overdrafts	92	63
Cash dividends paid	(114)	(124)
Payments for repurchase of common stock	(210)	(82)
Proceeds from issuances under stock compensation plans	11	49
Tax withholding on share-based awards	(18)	(17)
Other, net	—	(26)
Net cash used in financing activities	(239)	(142)

Net (decrease) increase in cash and cash equivalents	(1)	162
Cash and cash equivalents at beginning of period	957	1,181
Cash and cash equivalents at end of period	$956	$1,343

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes, net	$62	$181
Interest, net of capitalized interest	50	61
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
The Condensed Consolidated Financial Statements as of and for the periods ended August 3, 2019 and August 4, 2018 are unaudited. The Condensed Consolidated Balance Sheet as of February 2, 2019 has been derived from the audited Consolidated Financial Statements included in our 2018 Annual Report. The interim Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and related footnote disclosures contained in our 2018 Annual Report.
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

Upon adoption of the Lease Standard, we record leases, which consist primarily of operating leases, on the Condensed Consolidated Balance Sheet as operating lease ROU assets, current portion of operating lease liabilities and non-current operating lease liabilities. Operating lease liabilities are initially recognized based on the net present value of the fixed portion of our lease and common area maintenance payments from lease commencement through the lease term. To calculate the net present value, we apply an incremental borrowing rate. The incremental borrowing rate is determined using a portfolio approach based on the rate of interest we would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. We use quoted interest rates obtained from financial institutions as an input to derive our incremental borrowing rate as the discount rate for the lease. We recognize ROU assets based on operating lease liabilities reduced by property incentives. ROU assets are tested for impairment in the same manner as long-lived assets.

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
The majority of our fixed, non-cancellable lease terms are 15 to 30 years for Nordstrom FLS, approximately 10 years for Nordstrom Rack stores and 5 to 20 years for office facilities and Supply Chain Network facilities. Many of our leases include options that allow us to extend the lease term beyond the initial commitment period. At the commencement of a lease, we generally include only the initial lease term as we have determined that options to extend are not reasonably certain to occur. The exercise of lease renewal options is generally at our sole discretion. At the renewal of an expiring lease, we reassess our options in the agreement and include all reasonably certain extensions in the measurement of our lease term.
Most of our leases also require we pay certain expenses, such as common area maintenance charges, real estate taxes and other executory costs, the fixed portion of which is included in Operating Lease Cost. We recognize Operating Lease Cost, which is primarily included in occupancy costs, on a straight-line basis over the lease term. Variable lease cost includes payments for variable common area maintenance charges and additional payments based on a percentage of sales, which are recognized when probable. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table summarizes the components of lease cost:

	August 3, 2019
	Quarter Ended	Six Months Ended
Operating Lease Cost	$68	$138
Variable lease cost[1]	13	25
Sublease income	(2)	(4)
Total lease cost	$79	$159

1 Variable lease cost includes short-term lease cost, which was immaterial for the quarter and six months ended August 3, 2019.

The following table summarizes future lease payments as of August 3, 2019:

Fiscal year	Operating Leases
2019 (excluding the six months ended August 3, 2019)	$154
2020	354
2021	339
2022	314
2023	287
2024	242
Thereafter	1,065
Total lease payments	2,755

Less: amount representing interest	(606)
Present value of net lease payments[1]	$2,149
1 Total lease payments exclude $13 of lease payments for operating leases that were signed but have not yet commenced.

11 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

The following table includes supplemental information:

Six Months Ended August 3, 2019
Cash paid related to operating lease liabilities	$177
Operating lease interest	47
Operating lease liabilities arising from obtaining ROU assets	2,282
Cash received from developer reimbursements	35
Amortization of developer reimbursements	38

August 3, 2019
Weighted-average remaining lease term	10 years
Weighted-average discount rate	4.7%

Previous Lease Standard Disclosures
Before fiscal year 2019, we recognized minimum rent expense, net of developer reimbursements, on a straight-line basis over the minimum lease term from the time we controlled the leased property. For scheduled rent escalation clauses during the lease terms, we recorded minimum rent expense on a straight-line basis over the terms of the leases, with the adjustments accrued as current and non-current deferred rent and included in other current liabilities and other liabilities on our Condensed Consolidated Balance Sheet. Contingent rental payments, typically based on a percentage of sales, were recognized in rent expense primarily in occupancy costs when payment of the contingent rent was probable.
The following table summarizes rent expense for the quarter and six months ended August 4, 2018, before adoption of the Lease Standard:

	August 4, 2018
	Quarter Ended	Six Months Ended
Minimum rent	$78	$159
Percentage rent	3	5
Property incentives	(19)	(40)
Total rent expense	$62	$124

The rent expense above does not include common area maintenance charges, real estate taxes and other executory costs, which were $37 for the quarter and $74 for the six months ended August 4, 2018.
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
(Unaudited)

NOTE 3: REVENUE
Contract Liabilities
Contract liabilities represent our obligation to transfer goods or services to customers and include deferred revenue for The Nordy Club (including loyalty points and Nordstrom Notes) and gift cards. Our contract liabilities are classified as current on the Condensed Consolidated Balance Sheet and are as follows:

Contract Liabilities
Opening balance as of February 4, 2018	$498
Balance as of May 5, 2018	460
Balance as of August 4, 2018	445

Balance as of February 2, 2019	548
Balance as of May 4, 2019	504
Balance as of August 3, 2019	488

Revenues recognized from our beginning contract liability balance were $138 and $231 for the quarter and six months ended August 3, 2019 and $77 and $228 for the quarter and six months ended August 4, 2018.
Disaggregation of Revenue
The following table summarizes our disaggregated net sales:

	Quarter Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Full-Price	$2,530	$2,707	$4,657	$4,948
Off-Price	1,248	1,273	2,470	2,502
Total net sales	$3,778	$3,980	$7,127	$7,450

Digital sales as a % of total net sales[1]	30%	28%	31%	28%

1  In 2019, we updated our digital sales calculation, including our prior year digital sales calculation for comparability. Although we do not expect the change to be material for the full year, some timing differences will occur between the second and third quarters.
The following table summarizes the percent of net sales by merchandise category:

	Quarter Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Women’s Apparel	32%	32%	32%	33%
Shoes	23%	23%	24%	24%
Men’s Apparel	16%	17%	16%	16%
Women’s Accessories	11%	11%	11%	11%
Beauty	11%	11%	11%	11%
Kids’ Apparel	4%	4%	4%	3%
Other	3%	2%	2%	2%
Total net sales	100%	100%	100%	100%

13 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 4: SEGMENT REPORTING
The following table sets forth information for our reportable segment:

	Quarter Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Retail segment EBIT[1]	$272	$304	$414	$512
Corporate/Other loss before interest and income taxes[1]	(56)	(58)	(122)	(113)
Interest expense, net	(23)	(28)	(46)	(56)
Earnings before income taxes	$193	$218	$246	$343
1 Certain reclassifications were made to fiscal 2018 amounts to conform with current period presentation, which is the way that management views our results internally.
For information about disaggregated revenues, see Note 3: Revenue.
NOTE 5: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt is as follows:

	August 3, 2019	February 2, 2019	August 4, 2018
Long-term debt, net of unamortized discount:
Senior notes, 4.75%, due May 2020	$500	$500	$500
Senior notes, 4.00%, due October 2021	500	500	500
Senior notes, 4.00%, due March 2027	349	349	349
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 7.00%, due January 2038	147	146	146
Senior notes, 5.00%, due January 2044	896	895	893
Other[1]	(14)	(5)	46
Total long-term debt	2,678	2,685	2,734

Less: current portion	(500)	(8)	(54)
Total due beyond one year	$2,178	$2,677	$2,680
1 Other primarily includes deferred bond issue costs. As of August 4, 2018, Other also included our Puerto Rico unsecured borrowing facility and secured mortgage payable.
Credit Facilities
As of August 3, 2019, we had total short-term borrowing capacity of $800 under the Revolver that expires in September 2023. The Revolver contains customary representations, warranties, covenants and terms, including paying a variable rate of interest and a commitment fee based on our debt rating. The Revolver is available for working capital, capital expenditures and general corporate purposes. Provided that we obtain written consent from the lenders, we have the option to increase the Revolver by up to $200, to a total of $1,000, and two options to extend the Revolver by one year.
The Revolver requires that we maintain an adjusted debt to EBITDAR leverage ratio of no more than four times. The Revolver’s ratio calculation methodology has not been impacted by the adoption of the new Lease Standard. As of August 3, 2019, we were in compliance with this covenant.
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
As of August 3, 2019, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our Revolver.

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
Level 1: Quoted market prices in active markets for identical assets or liabilities
Level 2: Other observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3: Unobservable inputs that cannot be corroborated by market data that reflect the reporting entity’s own assumptions
Financial Instruments Measured at Carrying Value
Financial instruments measured at carrying value on a recurring basis include cash and cash equivalents, accounts receivable and accounts payable, which approximate fair value due to their short-term nature.
Long term-debt is recorded at carrying value. If long-term debt was measured at fair value, we would use quoted market prices of the same or similar issues, which is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	August 3, 2019	February 2, 2019	August 4, 2018
Carrying value of long-term debt	$2,678	$2,685	$2,734
Fair value of long-term debt	2,782	2,692	2,797

Non-financial Assets Measured at Fair Value on a Nonrecurring Basis
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and intangible assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. There were no material impairment charges for these assets for the six months ended August 3, 2019 and August 4, 2018.
NOTE 7: COMMITMENTS AND CONTINGENCIES
Plans for our Nordstrom NYC store, which we expect to open in October 2019, ultimately include owning a condominium interest in a mixed-use tower and leasing certain nearby properties. As of August 3, 2019, we had approximately $327 of fee interest in land, which is expected to convert to the condominium interest once the mixed-use tower is constructed. We have committed to make future installment payments based on the developer meeting pre-established construction and development milestones.
NOTE 8: SHAREHOLDERS’ EQUITY
In August 2018, our Board of Directors authorized a program to repurchase up to $1,500 of our outstanding common stock, with no expiration date. The following is a summary of share repurchase activity:

	Quarter Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
2018 Program
Shares of common stock repurchased	—	1.5	4.1	1.8
Aggregate amount of common stock repurchased	—	$74	$186	$87

We had $707 remaining in share repurchase capacity as of August 3, 2019. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to market and economic conditions and applicable SEC rules.
In August 2019, subsequent to quarter end, we declared a quarterly dividend of $0.37 per share, which will be paid on September 16, 2019 to shareholders of record at the close of business on August 30, 2019.

15 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 9: STOCK-BASED COMPENSATION
In May 2019, our shareholders approved the adoption of the 2019 Plan, which replaced the 2002 Plan and the 2010 Plan. The 2019 Plan authorizes the grant of stock options, PSU, RSUs, stock appreciation rights and both restricted and unrestricted shares of common stock to employees and nonemployee directors. The aggregate number of shares to be issued under the 2019 Plan may not exceed 9.5 plus any shares currently outstanding under the 2010 Plan. No future grants will be made under the 2002 Plan and the 2010 Plan.
The following table summarizes our stock-based compensation expense:

	Quarter Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
RSUs	$14	$22	$28	$40
Stock options	3	3	7	6
Other[1]	3	3	5	5
Total stock-based compensation expense, before income tax benefit	20	28	40	51
Income tax benefit	(5)	(7)	(10)	(13)
Total stock-based compensation expense, net of income tax benefit	$15	$21	$30	$38

1 Other stock-based compensation expense includes PSUs, ESPP and nonemployee director stock awards.
The following table summarizes our grant allocations:

	Six Months Ended
	August 3, 2019		August 4, 2018
	Granted	Weighted-average grant-date fair value per unit	Granted	Weighted-average grant-date fair value per unit
RSUs	1.1	$41	2.1	$49
Stock options	1.0	$15	—	—
PSUs	0.3	$42	—	—

Under our deferred and stock-based compensation plan arrangements, the Company issued 0.3 and 1.4 shares of common stock during the quarter and six months ended August 3, 2019 and 1.2 and 2.3 shares during the quarter and six months ended August 4, 2018.
NOTE 10: EARNINGS PER SHARE
The computation of EPS is as follows:

	Quarter Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net earnings	$141	$162	$177	$249

Basic shares	155.0	167.8	155.0	167.8
Dilutive effect of common stock equivalents	0.6	2.5	0.9	2.5
Diluted shares	155.6	170.3	155.9	170.3

Earnings per basic share	$0.91	$0.97	$1.14	$1.48
Earnings per diluted share	$0.90	$0.95	$1.14	$1.46

Anti-dilutive common stock equivalents	11.5	5.2	10.4	7.4

16 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts)

OVERVIEW
In the second quarter of 2019, we delivered strong bottom-line results, demonstrating our inventory and expense execution. We exited the quarter in a favorable inventory position and made significant strides in productivity. While net earnings of $141, or $0.90 per diluted share, were ahead of our expectations, our net sales decrease of 5.1% was around the low end of our expectations. This reflected a challenging start to the quarter as well as softer performance for our Anniversary Sale and Off-Price business.
Last quarter, we emphasized our top-line focus related to loyalty, digital marketing and merchandising. We saw positive outcomes in the second quarter from the execution of our loyalty and digital marketing programs. In addition, we are continuing to re-balance our merchandise assortment to align with customer expectations. Our progress in the second quarter along with our strong ending inventory position and plans for the second half give us confidence in our ability to turn around our current sales trend.
Our Anniversary Sale is a unique event in our Full-Price business featuring new merchandise at reduced prices for a limited time. Our strategy for 2019 focused on three objectives: increase customer satisfaction, drive sales and improve the economics of the event. While we are seeing early indications that the event resonated well with customers and that we improved our operational metrics, sales were softer than expected. Based on feedback from our customers, we curated our offering to highlight their favorite brands. This resulted in better sell-through, which is expected to benefit merchandise margins in the third quarter. However, we did not have enough depth in key items, and we are addressing this in the second half of the year, particularly for the holidays.
In Off-Price, we are amplifying our marketing efforts and making strategic inventory investments to achieve a constant flow of newness. To drive traffic, we recently launched our Nordstrom Rack television campaign and are increasing the number and quality of flash sale events on HauteLook. In addition, we are being opportunistic in the marketplace by accelerating fall merchandise receipts.
Our expense performance exceeded expectations. We continued to bend the expense curve, tracking ahead of our annual expense savings plan of $150 to $200. These efficiency initiatives include realignment of our support structures in stores, end-to-end process improvements in supply chain and technology, and lower discretionary spend.
In this dynamic retail environment, we are evolving our business to enable a seamless shopping journey. Our local market strategy leverages our physical and digital assets to provide greater access to merchandise selection, with faster delivery and at a lower cost to us. Our goal is to gain share in our most important markets by increasing customer engagement through services and leveraging inventory.

•
We are scaling our local market strategy in Los Angeles, our largest market, and seeing compelling results in predictive metrics for customer engagement, spend and inventory efficiencies. For example, we began offering customers up to seven times more selection to be available next day, which contributed to BOPUS sales nearly tripling in July.

•
We will significantly expand our presence in New York City, our largest online market, with the opening of our flagship store on October 24 and two Nordstrom Locals in September. With these openings, we expect to drive a meaningful sales lift in this important market. We will also leverage our seven locations, including Nordstrom Rack and Trunk Club, to increase customer engagement in that market by offering customers expanded services such as returns, BOPUS, and alterations.

Our framework to drive shareholder value remains consistent: gain market share, improve profitability and returns, and maintain a disciplined capital allocation approach. We are focused on our priorities to drive top-line results, improve profitability and execute key strategies to enhance the customer experience. We will continue to evolve our business to better serve customers on their terms, no matter how they choose to shop.

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
We measure our performance through market share, operational and net sales metrics. As this is how we measure our performance, and as comparable sales growth is expected to approximate net sales growth in 2019, we only report changes in net sales.
Net Sales
The following table summarizes net sales by business:

	Quarter Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales by business:
Full-Price	$2,530	$2,707	$4,657	$4,948
Off-Price	1,248	1,273	2,470	2,502
Total net sales	$3,778	$3,980	$7,127	$7,450

Net sales increase (decrease) by business:
Full-Price	(6.5%)	(5.0%)	(5.9%)	(1.2%)
Off-Price	(1.9%)	7.0%	(1.3%)	6.9%
Total Company	(5.1%)	7.1%	(4.3%)	6.5%

Digital sales as % of total net sales[1]	30%	28%	31%	28%
1  In 2019, we updated our digital sales calculation, including our prior year digital sales calculation for comparability. Although we do not expect the change to be material for the full year, some timing differences will occur between the second and third quarters.
Total Company net sales decreased 5.1% and 4.3% for the second quarter and six months ended August 3, 2019, compared with the same periods in 2018. The decrease in second quarter sales reflected softer performance for the Anniversary Sale and Off-Price business. However, we saw positive outcomes from the execution of our loyalty and digital marketing programs and continue to re-balance our merchandise assortment with customer demand. Digital sales increased 4% in the second quarter of 2019 and increased 6% in the six months ended August 3, 2019, compared with the same periods in 2018. During the six months ended August 3, 2019, we opened four Nordstrom Rack stores and closed two FLS locations.
Full-Price net sales decreased 6.5% and 5.9% for the second quarter and six months ended August 3, 2019, compared with the same periods in 2018. Our Anniversary Sale in the second quarter of 2019 experienced softer sales performance over the prior year, but we saw improvement in operational metrics. Full-Price sales reflected a decrease in the number of items sold, partially offset by an increase in average selling price per item sold for the quarter and six months ended August 3, 2019. The top-performing merchandise category was Beauty for the second quarter of 2019. The top-performing merchandise categories were Shoes and Accessories for the six months ended August 3, 2019.
Off-Price net sales decreased 1.9% and 1.3% for the second quarter and six months ended August 3, 2019, compared with the same periods in 2018. Off-Price sales reflected a decrease in the average selling price per item sold for the second quarter of 2019. For the six months ended August 3, 2019, Off-Price sales reflected a decrease in average selling price per item sold partially offset by an increase in number of items sold. Women’s and Men’s were the top-performing merchandise categories for the second quarter of 2019. Women’s was the top performing merchandise category for the six months ended August 3, 2019.
Credit Card Revenues, Net
TD is the exclusive issuer of our consumer credit cards and we perform account servicing functions. Credit card revenues, net include our portion of the ongoing credit card revenue, net of credit losses, pursuant to our program agreement with TD. Credit card revenues, net was $94 for the second quarter, compared with $87 for the same period in 2018 and $188 for the six months ended August 3, 2019, compared with $179 for the same period in 2018. The increases of $7 and $9 for the quarter and six months ended August 3, 2019 were primarily a result of growing the related receivables and revenues.

18 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Gross Profit
The following table summarizes gross profit:

	Quarter Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Gross profit	$1,302	$1,391	$2,423	$2,573
Gross profit as a % of net sales	34.5%	35.0%	34.0%	34.5%

			August 3, 2019	August 4, 2018
Inventory turnover rate			4.71	4.74
Our gross profit rate decreased 50 basis points for the second quarter of 2019 and 55 basis points for the six months ended August 3, 2019, compared with the same periods in 2018. The decreases were primarily due to deleverage on occupancy expenses on lower sales volume. Lower sales volume led to a decrease in inventory turnover rate as of August 3, 2019. Ending inventory as of August 3, 2019 decreased 6.5% compared with the prior period, reflecting two consecutive quarters of maintaining a positive spread between the change in inventory and sales.
Selling, General and Administrative Expenses
SG&A is summarized in the following table:

	Quarter Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
SG&A expenses	$1,180	$1,232	$2,319	$2,353
SG&A expenses as a % of net sales	31.2%	31.0%	32.5%	31.6%
SG&A increased 26 basis points for the second quarter of 2019 and 93 basis points for the six months ended August 3, 2019, primarily due to fixed expense deleverage on lower sales volume, partially offset by our ongoing efficiency initiatives and lower performance-related expenses. SG&A decreased $52 for the second quarter of 2019 and decreased $34 for the six months ended August 3, 2019, primarily due to ongoing efficiency initiatives and lower performance-related expenses.
Earnings Before Interest and Income Taxes
EBIT is summarized in the following table:

	Quarter Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
EBIT	$216	$246	$292	$399
EBIT as a % of sales	5.7%	6.2%	4.1%	5.4%
EBIT decreased $30 and 47 basis points for the second quarter of 2019 and $107 and 125 basis points for the six months ended August 3, 2019. The decreases were primarily due to lower sales volume.
Interest Expense, Net
Interest expense, net was $23 for the second quarter of 2019, compared with $28 for the same period in 2018, and $46 for the six months ended August 3, 2019, compared with $56 for the same period in 2018. The decrease for the second quarter of 2019 and six months ended August 3, 2019 was primarily due to higher capitalized interest in 2019 associated with investments in our Nordstrom NYC store and Supply Chain Networks.
Income Tax Expense
Income tax expense is summarized in the following table:

	Quarter Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Income tax expense	$52	$56	$69	$94
Effective tax rate	27.2%	25.7%	28.0%	27.4%
The effective tax rate increased for the second quarter of 2019 and for the six months ended August 3, 2019, compared with the same periods in 2018, primarily due to decreased tax benefits from stock compensation.

19 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Earnings Per Share
Earnings per share is as follows:

	Quarter Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Basic	$0.91	$0.97	$1.14	$1.48
Diluted	$0.90	$0.95	$1.14	$1.46
Earnings per diluted share decreased $0.05 for the second quarter of 2019, compared with the same period in 2018, and decreased $0.32 for the six months ended August 3, 2019, compared with the same period in 2018, primarily due to lower sales volume, partially offset by the impact of common stock repurchases.
Fiscal Year 2019 Outlook
We revised our annual outlook to reflect second quarter results and expectations for the second half of the year. We are evaluating the fourth tranche of tariffs on goods from China and have not incorporated the associated impact in our annual outlook, although we expect the impact to be relatively immaterial for the year.

	Prior Outlook	Current Outlook
Net sales	2 percent decrease to flat	Approximately 2 percent decrease
Credit card revenues, net	Low to mid single-digit growth	Low to mid single-digit growth
EBIT	$805 to $890 million	$805 to $855 million
EBIT margin	5.3 to 5.8 percent	5.3 to 5.6 percent
Earnings per diluted share (excluding the impact of any potential future share repurchases)	$3.25 to $3.65	$3.25 to $3.50

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
For 2019, income statement activity for adjusted net operating profit and balance sheet amounts for average invested capital are comprised of two quarters of activity under the Lease Standard for 2019, and the last two quarters of 2018 under the previous lease standard. Under the previous lease standard, we estimated the value of our operating leases as if they met the criteria for capital leases or we had purchased the properties. This provided additional supplemental information that estimated the investment in our operating leases. Estimated depreciation on capitalized operating leases and average estimated asset base of capitalized operating leases are not calculated in accordance with, nor an alternative for, GAAP and should not be considered in isolation or as a substitution for our results as reported under GAAP.
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
The following is a reconciliation of the components of Adjusted ROIC and return on assets:

	Four Quarters Ended
	August 3, 2019	August 4, 2018
Net earnings	$492	$513
Add: income tax expense	144	329
Add: interest expense	109	124
Earnings before interest and income tax expense	745	966

Add: operating lease interest[1]	47	—
Add: rent expense, net	127	249
Less: estimated depreciation on capitalized operating leases[2]	(68)	(133)
Adjusted net operating profit	851	1,082

Less: estimated income tax expense	(193)	(422)
Adjusted net operating profit after tax	$658	$660

Average total assets	$9,016	$8,175
Less: average non-interest-bearing current liabilities	(3,528)	(3,371)
Less: average deferred property incentives in excess of ROU assets[3]	(154)	—
Add: average estimated asset base of capitalized operating leases[2]	1,005	1,962
Less: average deferred property incentives and deferred rent liability	(303)	(635)
Average invested capital	$6,036	$6,131

Return on assets[4]	5.5%	6.3%
Adjusted ROIC[4]	10.9%	10.8%
1 As a result of the adoption of the Lease Standard, we add back the operating lease interest to reflect how we manage our business. Operating lease interest is a component of operating lease cost recorded in occupancy costs and is calculated in accordance with the Lease Standard.
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
3 For leases with property incentives that exceed the ROU assets, we reclassify the amount from assets to other current liabilities and other liabilities. As a result of the adoption of the Lease Standard, we reduce average total assets, as this better reflects how we manage our business.
4  Results for the four quarters ended August 3, 2019 included the $72 impact related to the Estimated Non-recurring Charge, which negatively impacted return on assets by approximately 50 basis points and Adjusted ROIC by approximately 70 basis points. In addition, the adoption of the Lease Standard negatively impacted return on assets by approximately 60 basis points and Adjusted ROIC by approximately 20 basis points.

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
Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments. We believe that as of August 3, 2019, our existing cash and cash equivalents on-hand of $956, available credit facility of $800 and potential future operating cash flows and borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives.
The following is a summary of our cash flows by activity:

	Six Months Ended
Fiscal year	August 3, 2019	August 4, 2018
Net cash provided by operating activities	$692	$594
Net cash used in investing activities	(454)	(290)
Net cash used in financing activities	(239)	(142)
Operating Activities
Net cash provided by operating activities increased $98 for the period ended August 3, 2019, compared with the same period in 2018, primarily due to the timing of payroll and a decrease in inventory purchased, partially offset by a decrease in net earnings.
Investing Activities
Net cash used in investing activities increased $164 for the period ended August 3, 2019, compared with the same period in 2018, primarily due to an increase in capital expenditures related to our Supply Chain Network, including our Omni-channel center in Riverside, California, and Nordstrom NYC.
Financing Activities
Net cash used in financing activities increased $97 for the period ended August 3, 2019, compared with the same period in 2018, primarily due to increased share repurchase activity executed in the first quarter of 2019.
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

	Six Months Ended
	August 3, 2019	August 4, 2018
Net cash provided by operating activities	$692	$594
Less: capital expenditures	(480)	(269)
Add: change in cash book overdrafts	92	63
Free Cash Flow	$304	$388

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

	Six Months Ended
	August 3, 2019	August 4, 2018
Net earnings	$177	$249
Add: income tax expense	69	94
Add: interest expense, net	46	56
Earnings before interest and income taxes	292	399

Add: depreciation and amortization expenses	323	338
Less: amortization of developer reimbursements	(38)	(40)
Adjusted EBITDA	$577	$697
Credit Capacity and Commitments
We have total short-term borrowing capacity of $800 under the Revolver that expires September 2023. Provided that we obtain written consent from our lenders, we have the option to increase the Revolver by up to $200, to a total of $1,000, and two options to extend the Revolver by one year. As of August 3, 2019, we had no borrowings outstanding under our Revolver. For more information about our credit facilities, see Note 5: Debt and Credit Facilities in Item 1.
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
The rate depends upon the type of borrowing incurred plus, in each case, an applicable margin. This applicable margin varies depending upon the credit ratings assigned to our long-term unsecured debt. At the time of this report, our long-term unsecured debt ratings, outlook and resulting applicable margin were as follows:

	Credit Ratings	Outlook
Moody’s	Baa1	Negative
Standard & Poor’s	BBB+	Negative

	Base Interest Rate	Applicable Margin
Euro-Dollar Rate Loan	LIBOR	1.03%
Canadian Dealer Offer Rate Loan	CDOR	1.03%
Base Rate Loan	various	0.03%
Should the ratings assigned to our long-term unsecured debt improve, the applicable margin associated with any such borrowings may decrease, resulting in a lower borrowing cost under this facility. Should the ratings assigned to our long-term unsecured debt worsen, the applicable margin associated with our borrowings may increase, resulting in a higher borrowing cost under this facility.
Debt Covenants
The Revolver requires that we maintain an adjusted debt to EBITDAR leverage ratio of no more than four times. The Revolver’s ratio calculation methodology has not been impacted by the adoption of the new Lease Standard. As of August 3, 2019, we were in compliance with this covenant.

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
For 2019, income statement activity for Adjusted EBITDAR is comprised of two quarters of activity under the Lease Standard for 2019 and the last two quarters of 2018 under the previous lease standard. Balance sheet amounts are as of the end of the quarter, and under the new Lease Standard for 2019 and the previous lease standard for 2018. Under the previous lease standard, we estimated the value of our operating leases as if they met the criteria for capital leases or we had purchased the properties. This provided additional supplemental information that estimated the investment in our operating leases. Estimated capitalized operating lease liability is not calculated in accordance with, nor an alternative for, GAAP and should not be considered in isolation or as a substitution for our results as reported under GAAP.
Adjusted Debt to EBITDAR is not a measure of financial performance under GAAP and should be considered in addition to, and not as a substitute for, debt to net earnings, net earnings, debt or other GAAP financial measures. Our method of determining non-GAAP financial measures may differ from other companies’ methods and therefore may not be comparable to those used by other companies.
The following is a reconciliation of the components of Adjusted Debt to EBITDAR and debt to net earnings:

	2019[1]	2018[1]
Debt	$2,678	$2,734
Add: operating lease liabilities	2,149	—
Add: estimated capitalized operating lease liability[2]	—	1,993
Adjusted Debt	$4,827	$4,727

Net earnings	$492	$513
Add: income tax expense	144	329
Add: interest expense, net	95	115
Earnings before interest and income taxes	731	957

Add: depreciation and amortization expenses	653	683
Add: operating lease cost[3]	138	—
Add: rent expense, net	127	249
Add: non-cash acquisition-related charges	—	1
Adjusted EBITDAR	$1,649	$1,890

Debt to Net Earnings[4]	5.4	5.3
Adjusted Debt to EBITDAR[4]	2.9	2.5
1  The components of Adjusted Debt are as of August 3, 2019 and August 4, 2018, while the components of Adjusted EBITDAR are for the four quarters ended August 3, 2019 and August 4, 2018.
2  Based upon the estimated lease liability as of the end of the period, calculated as the trailing four quarters of rent expense multiplied by eight, a commonly used method of estimating the debt we would record for our leases that are classified as operating if they had met the criteria for a capital lease or we had purchased the property.
3 As a result of the adoption of the Lease Standard, we add back the operating lease cost to calculate Adjusted EBITDAR.
4 Results for the four quarters ended August 3, 2019 included the $72 impact related to the Estimated Non-recurring Charge, which negatively impacted Debt to Net Earnings by 0.5 and Adjusted Debt to EBITDAR by 0.1. In addition, the adoption of the Lease Standard had no impact on Debt to Net Earnings nor Adjusted Debt to EBITDAR.

24 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Off-Balance Sheet Arrangements
As of August 3, 2019, there have been no material changes to our off-balance sheet arrangements as disclosed in our 2018 Annual Report except for our operating leases, which are recorded on the balance sheet as a result of adopting the Lease Standard.
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
Except as disclosed in Note 2: Leases of Item 1, pertaining to our adoption of the Lease Standard, there have been no material changes to our significant accounting policies or critical accounting estimates as described in our 2018 Annual Report.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the six months ended August 3, 2019, we adopted the Lease Standard. As a result of our adoption of the Lease Standard, we implemented a new lease accounting information system and modified our processes and internal controls over lease accounting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) SHARE REPURCHASES
(Dollar and share amounts in millions, except per share amounts)
In August 2018, our Board of Directors authorized a program to repurchase up to $1,500 of our outstanding common stock, with no expiration date. During the second quarter of 2019, we did not repurchase any shares of our common stock and we had $707 remaining in share repurchase capacity as of August 3, 2019. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to market and economic conditions and applicable SEC rules.
Item 6. Exhibits.
Exhibits are incorporated herein by reference or are filed or furnished with this report as set forth in the Exhibit Index on page 27 hereof.

26 of 28

NORDSTROM, INC.
Exhibit Index

Exhibit		Method of Filing
10.1	Nordstrom, Inc. 2019 Equity Incentive Plan	Incorporated by reference to Appendix B to the Registrant’s Form DEF 14A filed on April 12, 2019.

31.1	Certification of Co-President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of Co-President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	XBRL Instance Document	Filed herewith electronically

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

27 of 28

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Anne L. Bramman
Anne L. Bramman
Chief Financial Officer
(Principal Financial Officer)

Date:	September 4, 2019

28 of 28