Form 10-Q
period 2019-11-02
NORDSTROM INC
filed 2019-12-04
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2019
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
Yes ☐ No ☑
Common stock outstanding as of November 29, 2019: 155,253,167 shares

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
Strategic and Operational

•	timely and effective implementation of our evolving business model and successful execution of our customer strategy to provide a differentiated and seamless experience across all Nordstrom channels,

•
our ability to execute and manage the costs of our evolving business model, including the execution of new supply chain capabilities and enhancement of existing ones, development of applications for electronic devices, improvement of customer-facing technologies, timely delivery of products purchased digitally, enhancement of inventory management systems, more fluid inventory availability between our digital channels and retail stores through our market strategy, and greater effectiveness in marketing strategies,

•
our ability to respond to the rapidly evolving business and retail environment, as well as fashion trends and consumer preferences, including our customers’ changing expectations of service and experience in stores and online,

•	our ability to properly balance our investments in existing and new store locations, technology and supply chain facilities, including the expansion of our market strategy,

•	successful execution of our information technology strategy, including engagement with third-party service providers,

•	our ability to effectively utilize internal and third-party data in strategic planning and decision making,

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
These and other factors, including those factors described in Item 1A. Risk Factors to our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, could affect our financial results and cause our actual results to differ materially from any forward-looking information we may provide. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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

4 of 28

DEFINITIONS
The following table includes definitions of Nordstrom commonly used terms:

Term	Definition
2002 Plan	2002 Nonemployee Director Stock Incentive Plan
2010 Plan	2010 Equity Incentive Plan
2019 Plan	2019 Equity Incentive Plan
2018 Annual Report	Annual Report on Form 10-K filed on March 18, 2019
Adjusted EBITDA	Adjusted earnings before interest, income taxes, depreciation and amortization (a non-GAAP financial measure)
Adjusted EBITDAR	Adjusted earnings before interest, income taxes, depreciation, amortization and rent (a non-GAAP financial measure)
Adjusted ROIC	Adjusted return on invested capital (a non-GAAP financial measure)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CODM	Chief operating decision maker
Estimated Non-recurring Charge	Estimated non-recurring credit-related charge recognized during the third quarter of 2018
Digital sales	Online and digitally-assisted store sales, which include Online Order Pickup, Ship to Store and Style Board, a digital selling tool
EBIT	Earnings before interest and income taxes
EPS	Earnings per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Third quarter of 2019	13 fiscal weeks ending November 2, 2019
Third quarter of 2018	13 fiscal weeks ending November 3, 2018
Fiscal year 2019	52 fiscal weeks ending February 1, 2020
Fiscal year 2018	52 fiscal weeks ending February 2, 2019
FLS	Full-line stores
Full-Price	Nordstrom U.S. FLS, Nordstrom.com, Canada, Trunk Club, Jeffrey and Nordstrom Local
GAAP	Generally accepted accounting principles
Generational Investments	NRHL, Canada, Trunk Club and Nordstrom NYC
Gross profit	Net sales less cost of sales and related buying and occupancy costs
Inventory turnover rate	Trailing 4-quarter cost of sales and related buying and occupancy costs divided by the trailing 4-quarter average inventory
IRS	Internal Revenue Service
Lease Standard	ASU No. 2016-02, Leases, and all related amendments (ASC 842)
LIBOR	London Inter-bank Offered Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Nordstrom Local	Nordstrom Local neighborhood hubs
Nordstrom NYC	Our New York City flagship FLS store, including the Men’s location
The Nordy Club	Our customer loyalty program launched in October 2018
NRHL	Nordstromrack.com/HauteLook
NYSE	New York Stock Exchange
Off-Price	Nordstrom U.S. Rack stores, NRHL and Last Chance clearance stores
Operating Lease Cost	Fixed rent expense, including fixed common area maintenance expense, net of developer reimbursement amortization
PCAOB	Public Company Accounting Oversight Board (United States)
Property incentives	Developer and vendor reimbursements
PSU	Performance share unit
Revolver	Senior unsecured revolving credit facility
ROU asset	Operating lease right-of-use asset
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SERP	Unfunded defined benefit Supplemental Executive Retirement Plan
SG&A	Selling, general and administrative
Supply Chain Network
Fulfillment centers that process and ship orders to our customers, distribution centers that process and ship merchandise to our stores and other facilities and Omni-channel centers that both fulfill customer orders and ship merchandise to our stores

TD	Toronto-Dominion Bank, N.A.

5 of 28

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales	$3,566	$3,648	$10,694	$11,097
Credit card revenues, net	106	100	293	280
Total revenues	3,672	3,748	10,987	11,377
Cost of sales and related buying and occupancy costs	(2,344)	(2,435)	(7,049)	(7,311)
Selling, general and administrative expenses	(1,135)	(1,208)	(3,453)	(3,562)
Earnings before interest and income taxes	193	105	485	504
Interest expense, net	(20)	(25)	(66)	(81)
Earnings before income taxes	173	80	419	423
Income tax expense	(47)	(13)	(115)	(107)
Net earnings	$126	$67	$304	$316

Earnings per share:
Basic	$0.81	$0.40	$1.96	$1.88
Diluted	$0.81	$0.39	$1.95	$1.85

Weighted-average shares outstanding:
Basic	155.2	168.8	155.1	168.1
Diluted	155.8	172.4	155.9	171.0
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net earnings	$126	$67	$304	$316
Foreign currency translation adjustment	2	(3)	(1)	(18)
Post retirement plan adjustments, net of tax	—	1	—	3
Comprehensive net earnings	$128	$65	$303	$301
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

6 of 28

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	November 2, 2019	February 2, 2019	November 3, 2018
Assets
Current assets:
Cash and cash equivalents	$487	$957	$1,127
Accounts receivable, net	234	148	190
Merchandise inventories	2,542	1,978	2,614
Prepaid expenses and other	310	291	366
Total current assets	3,573	3,374	4,297

Land, property and equipment (net of accumulated depreciation of $6,884, $6,647 and $6,517)	4,146	3,921	3,858
Operating lease right-of-use assets	1,784	—	—
Goodwill	249	249	249
Other assets	323	342	305
Total assets	$10,075	$7,886	$8,709

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,148	$1,469	$2,106
Accrued salaries, wages and related benefits	470	580	526
Current portion of operating lease liabilities	238	—	—
Other current liabilities	1,125	1,324	1,202
Current portion of long-term debt	—	8	8
Total current liabilities	3,981	3,381	3,842

Long-term debt, net	2,679	2,677	2,678
Deferred property incentives, net	4	457	465
Non-current operating lease liabilities	1,895	—	—
Other liabilities	665	498	521

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 155.2, 157.6 and 168.9 shares issued and outstanding	3,106	3,048	3,029
Accumulated deficit	(2,217)	(2,138)	(1,777)
Accumulated other comprehensive loss	(38)	(37)	(49)
Total shareholders’ equity	851	873	1,203
Total liabilities and shareholders’ equity	$10,075	$7,886	$8,709
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

7 of 28

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Common stock
Balance, beginning of period	$3,084	$2,899	$3,048	$2,816
Issuance of common stock under stock compensation plans	8	111	19	160
Stock-based compensation	14	19	39	53
Balance, end of period	$3,106	$3,029	$3,106	$3,029

Accumulated deficit
Balance, beginning of period	($2,286)	($1,712)	($2,138)	($1,810)
Cumulative effect of adopted accounting standards	—	—	(25)	60
Net earnings	126	67	304	316
Dividends	(57)	(62)	(172)	(186)
Repurchase of common stock	—	(70)	(186)	(157)
Balance, end of period	($2,217)	($1,777)	($2,217)	($1,777)

Accumulated other comprehensive loss
Balance, beginning of period	($39)	($47)	($37)	($29)
Cumulative effect of adopted accounting standards	—	—	—	(5)
Other comprehensive income (loss)	1	(2)	(1)	(15)
Balance, end of period	($38)	($49)	($38)	($49)

Total	$851	$1,203	$851	$1,203

Dividends per share	$0.37	$0.37	$1.11	$1.11
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

8 of 28

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine Months Ended
	November 2, 2019	November 3, 2018
Operating Activities
Net earnings	$304	$316
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses and other, net	482	498
Amortization of deferred property incentives	—	(49)
Right-of-use asset amortization	132	—
Deferred income taxes, net	25	11
Stock-based compensation expense	55	72
Change in operating assets and liabilities:
Accounts receivable	31	(45)
Merchandise inventories	(515)	(526)
Prepaid expenses and other assets	(68)	(78)
Accounts payable	579	554
Accrued salaries, wages and related benefits	(109)	(50)
Other current liabilities	(175)	(102)
Deferred property incentives	4	37
Lease liabilities	(191)	—
Other liabilities	15	4
Net cash provided by operating activities	569	642

Investing Activities
Capital expenditures	(741)	(429)
Other, net	24	(19)
Net cash used in investing activities	(717)	(448)

Financing Activities
Principal payments on long-term borrowings	—	(54)
Increase in cash book overdrafts	58	34
Cash dividends paid	(172)	(186)
Payments for repurchase of common stock	(210)	(155)
Proceeds from issuances under stock compensation plans	19	160
Tax withholding on share-based awards	(17)	(19)
Other, net	—	(28)
Net cash used in financing activities	(322)	(248)

Net decrease in cash and cash equivalents	(470)	(54)
Cash and cash equivalents at beginning of period	957	1,181
Cash and cash equivalents at end of period	$487	$1,127

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes, net	$162	$278
Interest, net of capitalized interest	76	95
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
The Condensed Consolidated Financial Statements as of and for the periods ended November 2, 2019 and November 3, 2018 are unaudited. The Condensed Consolidated Balance Sheet as of February 2, 2019 has been derived from the audited Consolidated Financial Statements included in our 2018 Annual Report. The interim Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and related footnote disclosures contained in our 2018 Annual Report.
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
Our business, like that of other retailers, is subject to seasonal fluctuations. Our sales are typically higher during our Anniversary Sale in July and the holidays in the fourth quarter. Results for any one quarter may not be indicative of the results that may be achieved for a full fiscal year.
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
The following table summarizes the components of lease cost:

	November 2, 2019
	Quarter Ended	Nine Months Ended
Operating Lease Cost	$70	$209
Variable lease cost[1]	10	34
Sublease income	(4)	(8)
Total lease cost	$76	$235

1 Variable lease cost includes short-term lease cost, which was immaterial for the quarter and nine months ended November 2, 2019.

The following table summarizes future lease payments as of November 2, 2019:

Fiscal year	Operating Leases
2019 (excluding the nine months ended November 2, 2019)	$64
2020	358
2021	348
2022	323
2023	295
2024	248
Thereafter	1,086
Total lease payments	2,722

Less: amount representing interest	(589)
Present value of net lease payments[1]	$2,133
1 Total lease payments exclude $12 of lease payments for operating leases that were signed but have not yet commenced.

11 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

The following table includes supplemental information:

Nine Months Ended November 2, 2019
Cash paid related to operating lease liabilities	$267
Operating lease interest	76
Operating lease liabilities arising from obtaining ROU assets	2,326
Cash received from developer reimbursements	61
Amortization of developer reimbursements	56

November 2, 2019
Weighted-average remaining lease term	10 years
Weighted-average discount rate	4.7%

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
The following table summarizes rent expense for the quarter and nine months ended November 3, 2018, before adoption of the Lease Standard:

	November 3, 2018
	Quarter Ended	Nine Months Ended
Minimum rent	$78	$237
Percentage rent	2	7
Property incentives	(20)	(60)
Total rent expense	$60	$184

The rent expense above does not include common area maintenance charges, real estate taxes and other executory costs, which were $38 for the quarter and $112 for the nine months ended November 3, 2018.
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
(Unaudited)

NOTE 3: REVENUE
Contract Liabilities
Contract liabilities represent our obligation to transfer goods or services to customers and include deferred revenue for The Nordy Club (including loyalty points and Nordstrom Notes) and gift cards. Our contract liabilities are classified as current on the Condensed Consolidated Balance Sheet and are as follows:

Contract Liabilities
Opening balance as of February 4, 2018	$498
Balance as of May 5, 2018	460
Balance as of August 4, 2018	445
Balance as of November 3, 2018	450

Balance as of February 2, 2019	548
Balance as of May 4, 2019	504
Balance as of August 3, 2019	488
Balance as of November 2, 2019	483

Revenues recognized from our beginning contract liability balance were $110 and $269 for the quarter and nine months ended November 2, 2019 and $116 and $272 for the quarter and nine months ended November 3, 2018.
Disaggregation of Revenue
The following table summarizes our disaggregated net sales:

	Quarter Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Full-Price	$2,270	$2,367	$6,928	$7,314
Off-Price	1,296	1,281	3,766	3,783
Total net sales	$3,566	$3,648	$10,694	$11,097

Digital sales as a % of total net sales[1]	34%	31%	32%	29%

1  In 2019, we updated our digital sales calculation to include accounting adjustments consistent with our net sales calculation. Prior year amounts have been reclassified to conform with current period presentation. We do not expect this change to be material for the full year, though some timing differences occurred between the second and third quarters.
The following table summarizes the percent of net sales by merchandise category:

	Quarter Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Women’s Apparel	32%	32%	33%	33%
Shoes	25%	24%	24%	24%
Men’s Apparel	16%	16%	16%	16%
Women’s Accessories	10%	10%	11%	10%
Beauty	10%	11%	10%	11%
Kids’ Apparel	4%	4%	4%	4%
Other	3%	3%	2%	2%
Total net sales	100%	100%	100%	100%

13 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 4: SEGMENT REPORTING
The following table sets forth information for our reportable segment:

	Quarter Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Retail segment EBIT[1]	$257	$162	$671	$674
Corporate/Other loss before interest and income taxes[1]	(64)	(57)	(186)	(170)
Interest expense, net	(20)	(25)	(66)	(81)
Earnings before income taxes	$173	$80	$419	$423
1 Certain reclassifications were made to fiscal 2018 amounts to conform with current period presentation, which is the way that management views our results internally.
For information about disaggregated revenues, see Note 3: Revenue.
NOTE 5: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt is as follows:

	November 2, 2019	February 2, 2019	November 3, 2018
Long-term debt, net of unamortized discount:
Senior notes, 4.75%, due May 2020	$500	$500	$500
Senior notes, 4.00%, due October 2021	500	500	500
Senior notes, 4.00%, due March 2027	349	349	349
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 7.00%, due January 2038	147	146	146
Senior notes, 5.00%, due January 2044	897	895	894
Other[1]	(14)	(5)	(3)
Total long-term debt	2,679	2,685	2,686

Less: current portion	—	(8)	(8)
Total due beyond one year	$2,679	$2,677	$2,678
1 Other primarily includes deferred bond issue costs.
Subsequent to the end of the third quarter, we issued $500 aggregate principal amount of 4.375% senior unsecured notes due April 2030. We intend to use all of the net proceeds of the notes to prepay all $500 aggregate principal amount of outstanding 4.75% Senior Notes due May 2020. On November 6, 2019 we provided a Notice of Redemption to the holders of the May 2020 Notes to pay the outstanding principal and interest on December 6, 2019. As a result, the May 2020 Notes are classified as long-term on our Condensed Consolidated Balance Sheet as of November 2, 2019.
Credit Facilities
As of November 2, 2019, we had total short-term borrowing capacity of $800 under the Revolver that expires in September 2023. The Revolver contains customary representations, warranties, covenants and terms, including paying a variable rate of interest and a commitment fee based on our debt rating. The Revolver is available for working capital, capital expenditures and general corporate purposes. Provided that we obtain written consent from the lenders, we have the option to increase the Revolver by up to $200, to a total of $1,000, and two options to extend the Revolver by one year.
The Revolver requires that we maintain an adjusted debt to EBITDAR leverage ratio of no more than four times. The Revolver’s ratio calculation methodology has not been impacted by the adoption of the new Lease Standard. As of November 2, 2019, we were in compliance with this covenant.
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

14 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

As of November 2, 2019, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our Revolver.
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
Long term-debt is recorded at carrying value. If long-term debt was measured at fair value, we would use quoted market prices of the same or similar issues, which is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	November 2, 2019	February 2, 2019	November 3, 2018
Carrying value of long-term debt	$2,679	$2,685	$2,686
Fair value of long-term debt	2,831	2,692	2,700

Non-financial Assets Measured at Fair Value on a Nonrecurring Basis
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill, long-lived tangible, right-of-use and intangible assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. There were no material impairment charges for these assets for the nine months ended November 2, 2019 and November 3, 2018.
NOTE 7: COMMITMENTS AND CONTINGENCIES
Our New York City flagship store opened in October 2019 and the related building and equipment assets were placed into service as of the end of the third quarter. While our store has opened, construction continues in the residential condominium units above the store. As of November 2, 2019, we had approximately $386 of fee interest in land, which is expected to convert to the condominium interest once the mixed-use tower is fully completed. We are committed to make one remaining installment payment based on the developer meeting final pre-established construction and development milestones.
NOTE 8: SHAREHOLDERS’ EQUITY
In August 2018, our Board of Directors authorized a program to repurchase up to $1,500 of our outstanding common stock, with no expiration date. The following is a summary of share repurchase activity:

	Quarter Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
2018 Program
Shares of common stock repurchased	—	1.1	4.1	2.9
Aggregate amount of common stock repurchased	—	$70	$186	$157

We had $707 remaining in share repurchase capacity as of November 2, 2019. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to market and economic conditions and applicable SEC rules.
In November 2019, subsequent to quarter end, we declared a quarterly dividend of $0.37 per share, which will be paid on December 16, 2019 to shareholders of record at the close of business on November 29, 2019.

15 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 9: STOCK-BASED COMPENSATION
In May 2019, our shareholders approved the adoption of the 2019 Plan, which replaced the 2002 Plan and the 2010 Plan. The 2019 Plan authorizes the grant of stock options, PSUs, RSUs, stock appreciation rights and both restricted and unrestricted shares of common stock to employees and nonemployee directors. The aggregate number of shares to be issued under the 2019 Plan may not exceed 9.5 plus any shares currently outstanding under the 2010 Plan that are forfeited or expire during the term of the 2019 Plan. No future grants will be made under the 2002 Plan and the 2010 Plan.
The following table summarizes our stock-based compensation expense:

	Quarter Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
RSUs	$11	$17	$39	$57
Stock options	2	3	9	9
Other[1]	2	1	7	6
Total stock-based compensation expense, before income tax benefit	15	21	55	72
Income tax benefit	(4)	(5)	(14)	(18)
Total stock-based compensation expense, net of income tax benefit	$11	$16	$41	$54

1 Other stock-based compensation expense includes PSUs, ESPP and nonemployee director stock awards.
The following table summarizes our grant allocations:

	Nine Months Ended
	November 2, 2019		November 3, 2018
	Granted	Weighted-average grant-date fair value per unit	Granted	Weighted-average grant-date fair value per unit
RSUs	1.2	$40	2.2	$49
Stock options	1.0	$15	—	—
PSUs	0.3	$42	—	—

Under our deferred and stock-based compensation plan arrangements, the Company issued 0.3 and 1.7 shares of common stock during the quarter and nine months ended November 2, 2019 and 2.5 and 4.8 shares during the quarter and nine months ended November 3, 2018.
NOTE 10: EARNINGS PER SHARE
The computation of EPS is as follows:

	Quarter Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net earnings	$126	$67	$304	$316

Basic shares	155.2	168.8	155.1	168.1
Dilutive effect of common stock equivalents	0.6	3.6	0.8	2.9
Diluted shares	155.8	172.4	155.9	171.0

Earnings per basic share	$0.81	$0.40	$1.96	$1.88
Earnings per diluted share	$0.81	$0.39	$1.95	$1.85

Anti-dilutive common stock equivalents	10.6	1.8	10.5	5.5

16 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts)

OVERVIEW
In the third quarter of 2019, net earnings of $126, or $0.81 per diluted share, exceeded our expectations, demonstrating substantial progress in the implementation of our strategy and strength of our operating discipline. Our net sales decrease of 2.2% was in-line with our expectations, reflecting improved sales trends across our Full-Price and Off-Price businesses from the first half of the year. The consistent strength of our inventory and expense execution contributed to increased profitability for the quarter. We maintained a positive spread between sales and inventory for the third consecutive quarter. Additionally, we realized $170 in expense savings year-to-date, expecting to exceed our plan of $150 to $200 for the year.
The following achievements demonstrate our continued focus on the customer and execution:
Key Events — To drive our top and bottom-line results, we made notable changes to two key events: Anniversary Sale and Holiday. We improved the economics of our Anniversary Sale event, which positively contributed to merchandise margins in the third quarter. For the Holidays, we are meaningfully expanding our gifting offer across Full-Price and Off-Price, making it easier for customers to find gifts by recipient and price point.
Off-Price — We improved inventory flow, refined product allocation and emphasized seasonally relevant merchandise. As a result, we delivered positive sales growth on less inventory and increased inventory turn for the eighth consecutive quarter. Combined with our strong expense execution, we exceeded our bottom-line expectations.
Market Strategy — Our market strategy leverages inventory to serve customers on their terms through investments in digital capabilities and in people, product and place. Our goal is to gain market share while driving customer engagement and inventory efficiencies. There are two elements to this strategy: first, we are providing customers a greater selection of product available for next-day pickup or delivery, without increasing inventory levels. Second, we are increasing engagement with customers by offering express services such as order pickup, returns and alterations at additional locations.
Since scaling our market strategy in Los Angeles, third quarter sales growth outpaced other markets by approximately 100 basis points. We recently accelerated our market strategy to New York, San Francisco, Chicago and Dallas and will expand to our remaining top ten markets by the end of 2020.
New York — We achieved an important milestone with the opening of our New York City flagship store, significantly increasing our presence in the world’s top retail market. We saw a strong customer response with 85,000 visits during the opening weekend alone. In the broader New York City market, customers have faster access to inventory across eight FLS stores, including our flagship and fulfillment center. Additionally, we are engaging with customers by offering express services at Nordstrom Local and Nordstrom Rack locations.
We made meaningful progress in improving the customer experience and continuing our operational discipline. We are encouraged by the momentum in our Full-Price and Off-Price businesses as we execute our holiday strategy to establish Nordstrom as a gifting destination for customers.

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
Net Sales
The following table summarizes net sales by business:

	Quarter Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales by business:
Full-Price	$2,270	$2,367	$6,928	$7,314
Off-Price	1,296	1,281	3,766	3,783
Total net sales	$3,566	$3,648	$10,694	$11,097

Net sales increase (decrease) by business:
Full-Price	(4.1%)	0.4%	(5.3%)	1.9%
Off-Price	1.2%	5.8%	(0.4%)	3.4%
Total Company	(2.2%)	2.3%	(3.6%)	2.4%

Digital sales as % of total net sales[1]	34%	31%	32%	29%
1  In 2019, we updated our digital sales calculation to include accounting adjustments consistent with our net sales calculation. Prior year amounts have been reclassified to conform with current period presentation. We do not expect this change to be material for the full year, though some timing differences occurred between the second and third quarters.
Total Company net sales decreased 2.2% and 3.6% for the third quarter and nine months ended November 2, 2019, compared with the same periods in 2018. Sales trends improved by more than 200 basis points from the first half of the year, driven by aggressive action taken related to loyalty, digital marketing and merchandise assortment. Digital sales increased 7% for the third quarter of 2019 and 6% for the nine months ended November 2, 2019, compared with the same periods in 2018. We saw sequential improvement in digital trends throughout the quarter. In October 2019, we expanded Nordstrom NYC with the opening of our flagship store. Additionally, during the nine months ended November 2, 2019, we opened one FLS store, five Nordstrom Rack stores and two Nordstrom Locals and closed six FLS stores.
Full-Price net sales decreased 4.1% and 5.3% for the third quarter and nine months ended November 2, 2019, compared with the same periods in 2018. Full-Price sales reflected a decrease in number of items sold, partially offset by an increase in average selling price per item sold for the third quarter and nine months ended November 2, 2019. The top-performing merchandise categories were Accessories and Shoes for the third quarter and Shoes and Accessories for the nine months ended November 2, 2019.
Off-Price net sales increased 1.2% for the third quarter of 2019 and decreased 0.4% for the nine months ended November 2, 2019, compared with the same periods in 2018. Off-Price sales reflected an increase in the average selling price per item sold, partially offset by a decrease in the number of items sold for the third quarter of 2019. Men’s and Women’s were the top-performing merchandise categories for the third quarter and for the nine months ended November 2, 2019.
Credit Card Revenues, Net
TD is the exclusive issuer of our consumer credit cards and we perform account servicing functions. Credit card revenues, net include our portion of the ongoing credit card revenue, net of credit losses, pursuant to our program agreement with TD. Credit card revenues, net was $106 for the third quarter, compared with $100 for the same period in 2018 and $293 for the nine months ended November 2, 2019, compared with $280 for the same period in 2018. The increases of $6 and $13 for the quarter and nine months ended November 2, 2019 were primarily a result of growing the related receivables and associated revenue.

18 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Gross Profit
The following table summarizes gross profit:

	Quarter Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Gross profit	$1,222	$1,213	$3,645	$3,786
Gross profit as a % of net sales	34.3%	33.3%	34.1%	34.1%

			November 2, 2019	November 3, 2018
Inventory turnover rate			4.47	4.56
Our gross profit rate increased 100 basis points for the third quarter of 2019, compared with the same period in 2018, primarily due to fewer markdowns from continued inventory discipline in Off-Price and higher sell-through of Anniversary Sale product in Full-Price.
Lower sales volume led to a decrease in inventory turnover rate as of November 2, 2019. Ending inventory as of November 2, 2019 decreased 2.7% compared with the prior period, reflecting three consecutive quarters of maintaining a positive spread between the change in inventory and sales.
Selling, General and Administrative Expenses
SG&A is summarized in the following table:

	Quarter Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
SG&A expenses	$1,135	$1,208	$3,453	$3,562
SG&A expenses as a % of net sales	31.8%	33.1%	32.3%	32.1%
SG&A decreased 132 basis points and $73 for the third quarter of 2019, compared with the same period in 2018. Excluding the Estimated Non-recurring Charge of $72 in 2018, expenses deleveraged by approximately 60 basis points, which was primarily driven by New York City flagship pre-opening costs. SG&A increased 19 basis points for the nine months ended November 2, 2019, primarily due to our fixed expense deleverage and higher marketing spend. SG&A decreased $109 for the nine months ended November 2, 2019, primarily due to our continued expense efficiencies and the $72 Estimated Non-recurring Charge.
Earnings Before Interest and Income Taxes
EBIT is summarized in the following table:

	Quarter Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
EBIT	$193	$105	$485	$504
EBIT as a % of sales	5.4%	2.9%	4.5%	4.5%
EBIT increased $88 and 252 basis points for the third quarter of 2019, compared with the same period in 2018. Excluding a $72 Estimated Non-recurring Charge in 2018, EBIT margin expanded by approximately 50 basis points, which was primarily due to our ongoing inventory discipline and progress in bending the expense curve. EBIT decreased $19 for the nine months ended November 2, 2019, compared with the same period in 2018, primarily due to lower sales volume.
Interest Expense, Net
Interest expense, net was $20 for the third quarter of 2019, compared with $25 for the same period in 2018, and $66 for the nine months ended November 2, 2019, compared with $81 for the same period in 2018. The decrease for the third quarter of 2019 and nine months ended November 2, 2019 was primarily due to higher capitalized interest in 2019 associated with our New York City flagship store and Supply Chain Networks.

19 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Income Tax Expense
Income tax expense is summarized in the following table:

	Quarter Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Income tax expense	$47	$13	$115	$107
Effective tax rate	26.9%	16.4%	27.6%	25.3%
The effective tax rate increased for the third quarter of 2019, compared with the same period in 2018, primarily due to the tax benefit recorded in the third quarter of 2018 for the Estimated Non-recurring Charge. The effective tax rate increased for the nine months ended November 2, 2019, compared with the same period in 2018, primarily due to decreased tax benefits from stock compensation.
Earnings Per Share
Earnings per share is as follows:

	Quarter Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Basic	$0.81	$0.40	$1.96	$1.88
Diluted	$0.81	$0.39	$1.95	$1.85
Earnings per diluted share increased $0.42 for the third quarter of 2019, compared with the same period in 2018, primarily due to the Estimated Non-recurring Charge in the third quarter of 2018, in addition to strong inventory and expense execution in the third quarter of 2019. Earnings per diluted share increased $0.10 for the nine months ended November 2, 2019, primarily due to the Estimated Non-recurring Charge in the third quarter of 2018 and the impact of share repurchases in 2018, partially offset by lower sales volumes.
Fiscal Year 2019 Outlook
Our revised annual earnings per diluted share outlook of $3.30 to $3.50 does not include an estimated one-time charge of approximately $0.04 related to our debt refinancing in the fourth quarter. The impact of tariffs is not expected to be material for the year.

	Prior Outlook	Current Outlook
Net sales	Approximately 2 percent decrease	Approximately 2 percent decrease
Credit card revenues, net	Low to mid single-digit growth	Mid single-digit growth
EBIT	$805 to $855 million	$815 to $855 million
EBIT margin	5.3 to 5.6 percent	5.4 to 5.6 percent
Earnings per diluted share (excluding the impact of any potential future share repurchases)	$3.25 to $3.50	$3.30 to $3.50

20 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Adjusted ROIC (Non-GAAP financial measure)
We believe that Adjusted ROIC is a useful financial measure for investors and credit agencies in evaluating the efficiency and effectiveness of the capital we have invested in our business to generate returns over time. In addition, we have incorporated it in our executive incentive measures and we believe it is an important indicator of shareholders’ return over the long term.
For 2019, income statement activity for adjusted net operating profit and balance sheet amounts for average invested capital are comprised of three quarters of activity under the Lease Standard for 2019, and the fourth quarter of 2018 under the previous lease standard. Under the previous lease standard, we estimated the value of our operating leases as if they met the criteria for capital leases or we had purchased the properties. This provided additional supplemental information that estimated the investment in our operating leases. Estimated depreciation on capitalized operating leases and average estimated asset base of capitalized operating leases are not calculated in accordance with, nor an alternative for, GAAP and should not be considered in isolation or as a substitution for our results as reported under GAAP.
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
The following is a reconciliation of return on assets to Adjusted ROIC:

	Four Quarters Ended
	November 2, 2019	November 3, 2018
Net earnings	$551	$467
Add: income tax expense	178	276
Add: interest expense	101	124
Earnings before interest and income tax expense	830	867

Add: operating lease interest[1]	76	—
Add: rent expense, net	66	251
Less: estimated depreciation on capitalized operating leases[2]	(35)	(134)
Adjusted net operating profit	937	984

Less: estimated income tax expense	(228)	(365)
Adjusted net operating profit after tax	$709	$619

Average total assets	$9,403	$8,269
Less: average non-interest-bearing current liabilities	(3,563)	(3,429)
Less: average deferred property incentives in excess of ROU assets[3]	(232)	—
Add: average estimated asset base of capitalized operating leases[2]	502	1,994
Less: average deferred property incentives and deferred rent liability	(150)	(625)
Average invested capital	$5,960	$6,209

Return on assets[4]	5.9%	5.6%
Adjusted ROIC[4]	11.9%	10.0%
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
4  Results for the four quarters ended November 3, 2018 included the $72 impact related to the Estimated Non-recurring Charge, which negatively impacted return on assets by approximately 60 basis points and Adjusted ROIC by approximately 80 basis points. For the four quarters ended November 2, 2019, the adoption of the Lease Standard negatively impacted return on assets by approximately 90 basis points and Adjusted ROIC by approximately 20 basis points.

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
Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments. We believe that as of November 2, 2019, our existing cash and cash equivalents on-hand of $487, available credit facility of $800 and potential future operating cash flows and borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives.
The following is a summary of our cash flows by activity:

	Nine Months Ended
	November 2, 2019	November 3, 2018
Net cash provided by operating activities	$569	$642
Net cash used in investing activities	(717)	(448)
Net cash used in financing activities	(322)	(248)
Operating Activities
Net cash provided by operating activities decreased $73 for the period ended November 2, 2019, compared with the same period in 2018, primarily due to payments made related to the Estimated Non-recurring Charge.
Investing Activities
Net cash used in investing activities increased $269 for the period ended November 2, 2019, compared with the same period in 2018, primarily due to an increase in capital expenditures related to Nordstrom NYC and our Supply Chain Network, including our Omni-channel center.
The opening of our first large-scale Omni-channel center in Riverside, California, which will initially support our Full-Price customers in the West Coast region and Off-Price customers in the future, is expected to open in the spring of 2020. We also plan to open a smaller Local Omni-channel Hub in Torrance, California by the end of fiscal year 2019, which will support the greater Los Angeles market as part of our market strategy.
Financing Activities
Net cash used in financing activities increased $74 for the period ended November 2, 2019, compared with the same period in 2018, primarily due to increased share repurchase activity executed in the first quarter of 2019.

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

	Nine Months Ended
	November 2, 2019	November 3, 2018
Net cash provided by operating activities	$569	$642
Less: capital expenditures	(741)	(429)
Add: change in cash book overdrafts	58	34
Free Cash Flow	($114)	$247
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

	Nine Months Ended
	November 2, 2019	November 3, 2018
Net earnings	$304	$316
Add: income tax expense	115	107
Add: interest expense, net	66	81
Earnings before interest and income taxes	485	504

Add: depreciation and amortization expenses	486	498
Less: amortization of developer reimbursements	(56)	(60)
Adjusted EBITDA	$915	$942
Credit Capacity and Commitments
As of November 2, 2019, we had total short-term borrowing capacity of $800 under the Revolver that expires September 2023. Provided that we obtain written consent from our lenders, we have the option to increase the Revolver by up to $200, to a total of $1,000, and two options to extend the Revolver by one year. As of November 2, 2019, we had no borrowings outstanding under our Revolver. For more information about our credit facilities, see Note 5: Debt and Credit Facilities in Item 1.
Impact of Credit Ratings
Changes in our credit ratings may impact our costs to borrow and may require we hold collateral.
For our Revolver, the interest rate applicable to any borrowings we may enter into depends upon the type of borrowing incurred plus an applicable margin, which is determined based on our credit ratings. At the time of this report, our credit ratings and outlook were as follows:

	Credit Ratings	Outlook
Moody’s	Baa2	Stable
Standard & Poor’s	BBB	Stable

23 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Should the ratings assigned to our long-term debt improve, the applicable margin associated with any borrowings under the Revolver may decrease, resulting in a lower borrowing cost under this facility. Conversely, should the ratings assigned to our long-term debt worsen, the applicable margin associated with any borrowings under the Revolver may increase, resulting in a higher borrowing cost under this facility.
Debt Covenants
The Revolver requires that we maintain an adjusted debt to EBITDAR leverage ratio of no more than four times. The Revolver’s ratio calculation methodology has not been impacted by the adoption of the new Lease Standard. As of November 2, 2019, we were in compliance with this covenant.
Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted Debt to EBITDAR is one of our key financial metrics and we believe that our debt levels are best analyzed using this measure, as it provides a reflection of our credit worthiness that could impact our credit rating and borrowing costs. Our goal is to manage debt levels to maintain an investment-grade credit rating while operating with an efficient capital structure.
For 2019, income statement activity for Adjusted EBITDAR is comprised of three quarters of activity under the Lease Standard for 2019 and the fourth quarter of 2018 under the previous lease standard. Balance sheet amounts are as of the end of the quarter, and under the new Lease Standard for 2019 and the previous lease standard for 2018. Under the previous lease standard, we estimated the value of our operating leases as if they met the criteria for capital leases or we had purchased the properties. This provided additional supplemental information that estimated the investment in our operating leases. Estimated capitalized operating lease liability is not calculated in accordance with, nor an alternative for, GAAP and should not be considered in isolation or as a substitution for our results as reported under GAAP.
Adjusted Debt to EBITDAR is not a measure of financial performance under GAAP and should be considered in addition to, and not as a substitute for, debt to net earnings, net earnings, debt or other GAAP financial measures. Our method of determining non-GAAP financial measures may differ from other companies’ methods and therefore may not be comparable to those used by other companies.
The following is a reconciliation of debt to net earnings to Adjusted Debt to EBITDAR:

	2019[1]	2018[1]
Debt	$2,679	$2,686
Add: operating lease liabilities	2,133	—
Add: estimated capitalized operating lease liability[2]	—	2,011
Adjusted Debt	$4,812	$4,697

Net earnings	$551	$467
Add: income tax expense	178	276
Add: interest expense, net	89	111
Earnings before interest and income taxes	818	854

Add: depreciation and amortization expenses	656	686
Add: lease costs, net[3]	205	—
Add: rent expense, net	66	251
Adjusted EBITDAR	$1,745	$1,791

Debt to Net Earnings[4]	4.9	5.8
Adjusted Debt to EBITDAR[4]	2.8	2.6
1  The components of Adjusted Debt are as of November 2, 2019 and November 3, 2018, while the components of Adjusted EBITDAR are for the four quarters ended November 2, 2019 and November 3, 2018.
2  Based upon the estimated lease liability as of the end of the period, calculated as the trailing four quarters of rent expense multiplied by eight, a commonly used method of estimating the debt we would record for our leases that are classified as operating if they had met the criteria for a capital lease or we had purchased the property.
3 As a result of the adoption of the Lease Standard, we add back lease costs, net to calculate Adjusted EBITDAR.
4 Results for the four quarters ended November 3, 2018 included the $72 impact related to the Estimated Non-recurring Charge, which negatively impacted Debt to Net Earnings by 0.5 and Adjusted Debt to EBITDAR by 0.1. For the four quarters ended November 2, 2019, the adoption of the Lease Standard had no impact on Debt to Net Earnings nor Adjusted Debt to EBITDAR.

24 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Off-Balance Sheet Arrangements
As of November 2, 2019, there have been no material changes to our off-balance sheet arrangements as disclosed in our 2018 Annual Report except for our operating leases, which are recorded on the balance sheet as a result of adopting the Lease Standard.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the nine months ended November 2, 2019, we adopted the Lease Standard. As a result of our adoption of the Lease Standard, we implemented a new lease accounting information system and modified our processes and internal controls over lease accounting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) SHARE REPURCHASES
(Dollar and share amounts in millions, except per share amounts)
In August 2018, our Board of Directors authorized a program to repurchase up to $1,500 of our outstanding common stock, with no expiration date. During the third quarter of 2019, we did not repurchase any shares of our common stock and we had $707 remaining in share repurchase capacity as of November 2, 2019. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to market and economic conditions and applicable SEC rules.
Item 6. Exhibits.
Exhibits are incorporated herein by reference or are filed or furnished with this report as set forth in the Exhibit Index on page 27 hereof.

26 of 28

NORDSTROM, INC.
Exhibit Index

Exhibit		Method of Filing
4.1	Form of 4.375% Note due 2030	Incorporated by reference from the Registrant’s Form 8-K filed on November 6, 2019, Exhibit 4.1

10.1	Form of 2019 Restricted Stock Unit Award Agreement, Supplemental Award	Filed herewith electronically

31.1	Certification of Co-President required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of Co-President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	Inline XBRL Instance Document	Filed herewith electronically

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

104	Cover Page Interactive Data File (Inline XBRL)	Filed herewith electronically

27 of 28

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Anne L. Bramman
Anne L. Bramman
Chief Financial Officer
(Principal Financial Officer)

Date:	December 4, 2019

28 of 28