Form 10-K
period 2020-02-01
NORDSTROM INC
filed 2020-03-20
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 2, 2019, the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $3.8 billion using the closing sales price on that day of $30.79. On March 11, 2020, 156,346,167 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2020 Annual Meeting of Shareholders, scheduled to be held on May 20, 2020, are incorporated into Part III.

Nordstrom, Inc. and subsidiaries 1

[This page intentionally left blank.]

Nordstrom, Inc. and subsidiaries 3

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “pursue,” “going forward,” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our anticipated financial outlook for the fiscal year ending January 30, 2021, trends in our operations and the following:
Strategic and Operational

•	successful execution of our customer strategy to provide customers the best possible service, product and experience, both in stores and online,

•	timely and effective implementation and execution of our evolving business model, including:

◦	scaling our market strategy, which consists of the integration of our physical and digital assets, development of new supply chain capabilities and timely delivery of products,

◦	our merchandise strategy, including our ability to offer compelling assortments,

◦	enhancing our platforms and processes to allow for more flexible inventory management,

•	our ability to effectively allocate and scale our marketing strategies and resources between The Nordy Club, advertising and promotional campaigns,

•
our ability to respond to the evolving retail environment and our development of new market strategies and customer offerings, which result from new fashion trends, environmental considerations and our customers’ changing expectations of service and experience in stores and online,

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

•
effective inventory management processes and systems, fulfillment and supply chain processes and systems, our ability to prevent or mitigate disruptions in our supply chain and our ability to control costs,

•
the impact of any systems or network failures, cybersecurity and/or security breaches, including any security breach of our systems or those of a third-party provider that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information or compliance with information security and privacy laws and regulations in the event of such an incident,

•	our ability to safeguard our reputation and maintain relationships with our vendors and third-party service providers,

•	our ability to maintain relationships with and motivate our employees and to effectively attract, develop and retain our top talent and future leaders,

•	our ability to realize the expected benefits, respond to potential risks and appropriately manage costs associated with our credit card revenue sharing program,

•	market fluctuations, increases in operating costs, exit costs and overall liabilities and losses associated with owning and leasing real estate,

•
potential goodwill impairment charges, future impairment charges, fluctuations in the fair values of reporting units or of assets in the event projected financial results are not achieved within expected time frames or our strategic direction changes,

•
compliance with debt and operating covenants, availability and cost of credit, changes in our credit rating and changes in interest rates, and our ability to maintain an investment grade credit rating,

•	the actual timing, price, manner and amounts of future share repurchases by us, if any, or any share issuances by us,
Economic and External

•	the impact of the seasonal nature of our business and cyclical customer spending,

•	the impact of economic and market conditions and the resultant impact on consumer spending and credit patterns,

•	the impact of economic, environmental or political conditions in the U.S. and Canada and countries where our third-party vendors operate,

•
weather conditions, natural disasters, epidemics, national security or other market and supply chain disruptions, or the effects of tariffs, or the prospects of these events and the resulting impact on consumer spending patterns or information technology systems and communications,

•	the recent COVID-19 (novel coronavirus) outbreak and its adverse impact on store operations, consumer spending patterns, our third-party vendors, supply chain disruptions and employees,
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
These and other factors, including those factors described in Item 1A. Risk Factors to our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, could affect our financial results and cause our actual results to differ materially from any forward-looking information we may provide. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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

Nordstrom, Inc. and subsidiaries 5

DEFINITIONS
The following table includes definitions of Nordstrom commonly used terms:

Term	Definition
2002 Plan	2002 Nonemployee Director Stock Incentive Plan
2010 Plan	2010 Equity Incentive Plan
2019 Plan	2019 Equity Incentive Plan
2019 Annual Report	Annual Report on Form 10-K filed on March 20, 2020
Adjusted EBITDA	Adjusted earnings before interest, income taxes, depreciation and amortization (a non-GAAP financial measure)
Adjusted EBITDAR	Adjusted earnings before interest, income taxes, depreciation, amortization and rent (a non-GAAP financial measure)
Adjusted ROIC	Adjusted return on invested capital (a non-GAAP financial measure)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CODM	Chief operating decision maker
Estimated Non-recurring Charge	Estimated non-recurring credit-related charge recognized during the third quarter of 2018
Digital sales	Online and digitally assisted store sales, which include Online Order Pickup, Ship to Store and Style Board, a digital selling tool
EBIT	Earnings before interest and income taxes
EPS	Earnings per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
Express Services	Full-Price order pickups and returns offered at certain Nordstrom Rack stores
FASB	Financial Accounting Standards Board
Fiscal year 2019	52 fiscal weeks ended February 1, 2020
Fiscal year 2018	52 fiscal weeks ended February 2, 2019
Fiscal year 2017	53 fiscal weeks ended February 3, 2018
Fiscal year 2016	52 fiscal weeks ended January 28, 2017
Fiscal year 2015	52 fiscal weeks ended January 30, 2016
FLS	Full-line stores
Full-Price	Nordstrom U.S. FLS, Nordstrom.com, Canada, Trunk Club, Jeffrey and Nordstrom Local
GAAP	Generally accepted accounting principles
Generational Investments	NRHL, Canada, Trunk Club and Nordstrom NYC
Gross profit	Net sales less cost of sales and related buying and occupancy costs
Inventory turnover rate	Trailing 4-quarter cost of sales and related buying and occupancy costs divided by the trailing 4-quarter average inventory
Lease Standard	ASU No. 2016-02, Leases, and all related amendments (ASC 842)
LIBOR	London Inter-bank Offered Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Nordstrom Local	Nordstrom Local service hubs, which offer Full-Price order pickups, returns, alterations and other services
Nordstrom NYC	Our New York City flagship FLS, including the Men’s location
The Nordy Club	Our customer loyalty program enhanced in October 2018
NRHL	Nordstromrack.com/HauteLook
NYSE	New York Stock Exchange
Off-Price	Nordstrom U.S. Rack stores, NRHL and Last Chance clearance stores
Operating Lease Cost	Fixed rent expense, including fixed common area maintenance expense, net of developer reimbursement amortization
PCAOB	Public Company Accounting Oversight Board (United States)
Property incentives	Developer and vendor reimbursements
PSU	Performance share unit
Revenue Standard	ASU No. 2014-09, Revenue from Contracts with Customers, and all related amendments (ASC 606)
Revolver	Senior unsecured revolving credit facility
ROU asset	Operating lease right-of-use asset
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
SERP	Unfunded defined benefit Supplemental Executive Retirement Plan
SG&A	Selling, general and administrative
Supply Chain Network
Fulfillment centers that primarily process and ship orders to our customers, distribution centers that primarily process and ship merchandise to our stores and other facilities and omni-channel centers that both fulfill customer orders and ship merchandise to our stores

Tax Act	Tax Cuts and Jobs Act
TD	Toronto-Dominion Bank, N.A.

PART I
Item 1. Business.
DESCRIPTION OF BUSINESS
Founded in 1901 as a retail shoe business in Seattle, Nordstrom later incorporated in Washington State in 1946 and went on to become one of the leading fashion retailers based in the U.S. We aspire to be the best fashion retailer in a digitally-connected world by remaining focused on our customers, serving them through our three strategic pillars: providing a compelling product offering, delivering outstanding services and experiences and leveraging the strength of the Nordstrom brand. We offer an extensive selection of high-quality brand-name and private label merchandise focused on apparel, shoes, cosmetics and accessories. No matter how customers choose to shop, we are committed to delivering the best possible service, product and experience, including alterations, order pickup, dining and styling, to make shopping fun, personalized and convenient.
We invested early in our omni-channel capabilities, integrating our operations, merchandising and technology across our stores and online, in both our Full-Price and Off-Price businesses. We have more than 60 combinations in which merchandise can be ordered, fulfilled and delivered. Though this has enabled us to serve customers in multiple ways, we are focused on providing a seamless experience for our customer across stores and online. We view our business as one reportable “Retail” segment, which aligns with how management operates, evaluates and views the results of our operations. For more information about our business and our reportable segments, see Item 7: MD&A and Note 16: Segment Reporting in Item 8.
As of March 20, 2020, our reportable segment, Retail, includes:
Full-Price

•	110 Nordstrom-branded FLS in the U.S.

•	six FLS and six Rack stores in Canada

•	Full-Price Nordstrom.com website and mobile application

•	TrunkClub.com website and six Trunk Club clubhouses

•	three Jeffrey boutiques

•	five Nordstrom Locals

Our Full-Price operating segment is a combination of physical and digital retail assets. This combination of retail platforms and services allows us to provide our customers with a unique and seamless shopping experience, engaging them on their terms. We continue to evolve our Full-Price business, blurring the lines between the digital and in-store experience. This primarily includes traditional in-store and online shopping, ship-to or pickup from a store of choice, and try on at home and pay only for what is kept, among various other personalized services including convenient access to alterations.
As our Full-Price business evolves, our market strategy leverages our inventory to serve customers on their terms through investments in digital capabilities and in people, product and place. Our goal is to gain market share while driving customer engagement and inventory efficiencies. There are two elements to this strategy: first, we provide customers a greater selection of merchandise available for next-day pickup or delivery, without increasing inventory levels. Second, we are increasing engagement with customers by offering express services such as order pickup, returns and alterations at additional convenient locations. We accelerated our strategy to five of our top markets — New York, Los Angeles, Chicago, Dallas and San Francisco — in 2019 and will expand our strategy into five additional markets in 2020, including Philadelphia, Washington, D.C., Boston, Seattle and Toronto. In addition, we are integrating Trunk Club into Nordstrom full-line stores and Nordstrom.com to create a cohesive styling offering across Nordstrom and to gain efficiencies.
Off-Price

•	242 Off-Price Nordstrom Rack stores in the U.S.

•	Off-Price NRHL website and mobile application

•	two Last Chance clearance stores
In Off-Price, Nordstrom Rack and Nordstromrack.com purchase merchandise primarily from the same vendors carried in our Full-Price channel and also serve as outlets for clearance merchandise from the Full-Price channel. NRHL offers both a persistent selection of Off-Price merchandise, as well as limited-time flash sale events on fashion and lifestyle brands. Nordstromrack.com combines the technology expertise of HauteLook with the merchant expertise of Nordstrom Rack.
FISCAL YEAR
We operate on a 52/53-week fiscal year ending on the Saturday closest to January 31st. References to 2019 and all years except 2017 within this document are based on a 52-week fiscal year, while 2017 is based on a 53-week fiscal year.

Nordstrom, Inc. and subsidiaries 7

RETURN POLICY
We have a fair and reasonable approach to returns, handling them on a case-by-case basis with the ultimate objective of making our customers happy. We have no formal policy on how long we accept returns at Nordstrom FLS or Nordstrom.com. Our goal is to take care of our customers, which includes making returns and exchanges easy, whether in stores or online, where we offer free shipping on purchases and returns. Trunk Club accepts returns within five days of delivery, which are free for the customer if the items are returned in the box provided by Trunk Club with the original price tag and packaging. Trunks can also be returned at any Nordstrom FLS. Our Nordstrom Rack stores and NRHL generally accept returns of apparel, footwear, accessories and home products up to 45 days from the date of purchase or date of shipment with the original price tag and sales receipt. Off-Price merchandise can be returned by mail or at any Nordstrom Rack store location.
SEASONALITY
Our business, like that of other retailers, is subject to seasonal fluctuations. Our sales are typically higher during our Anniversary Sale in July and the holidays in the fourth quarter. Beginning in 2018, our Anniversary Sale occurred in our second fiscal quarter. In 2017, our Anniversary Sale occurred in the second and third fiscal quarters. Results for any one quarter are not indicative of the results that may be achieved for a full fiscal year.
WORKING CAPITAL
Our working capital requirements are funded primarily through cash flows generated from operations. In addition, we have access to the commercial paper market and can draw on our revolving credit facilities for working capital, capital expenditures and general corporate purposes. Consistent with our seasonal fluctuations, our working capital requirements have historically increased during the months leading up to the Anniversary sale and the holidays as we purchase inventory in anticipation of increased sales. Refer to the Liquidity and Capital Resources section in Item 7: MD&A for more detailed information.
LOYALTY PROGRAM
We evolved our customer loyalty program with the launch of The Nordy Club in October 2018, which incorporates a traditional point system and the favorite benefits of our previous program, while providing customers exclusive access to products and events, enhanced services, personalized experiences and more convenient ways to shop. Customers accumulate points based on their level of spending and type of participation. Upon reaching certain point thresholds, customers receive Nordstrom Notes, which can be redeemed for goods or services offered at Nordstrom FLS, Nordstrom.com, Nordstrom Rack and NRHL. Nordstrom cardmembers can also earn rewards at Trunk Club. The Nordy Club member benefits will vary based on the level of customer spend, and include Bonus Points days and shopping and fashion events.
We offer customers access to a variety of payment products and services, including a selection of Nordstrom-branded Visa® credit cards in the U.S. and Canada, as well as a Nordstrom-branded private label credit card for Nordstrom purchases. When customers use a Nordstrom-branded credit or debit card, they also participate in The Nordy Club and receive additional benefits, which can vary depending on the level of spend, including early access to the Anniversary Sale, Nordstrom to You (an in-home stylist) and incremental accumulation of points toward Nordstrom Notes.
COMPETITIVE CONDITIONS
We operate in a highly competitive business environment. We compete with other international, national, regional and local retailers, including internet-based businesses, omni-channel department stores, specialty stores, off-price stores and boutiques, which may carry similar lines of merchandise. Our specific competitors vary from market to market. We believe the keys to competing in our industry are what will always matter most to our customers: providing compelling product and outstanding service, both digitally and in stores, backed by people who care. This includes serving customers on their terms by providing a seamless digital and physical experience, offering compelling, curated and quality products across a range of price points, and strategically partnering with relevant and limited distribution brands, all in top markets.

SUPPLY CHAIN NETWORK
Our “Supply Chain Network” consists of:

•	fulfillment centers that primarily process and ship orders to our customers

•	distribution centers that primarily process and ship merchandise to our stores and other facilities

•	omni-channel centers that both fulfill customer orders and ship merchandise to our stores.
We expanded our Supply Chain Network facilities and enhanced our inventory management systems to support our omni-channel capabilities and provide greater access to merchandise selection and faster delivery. We select locations and customize inventory allocations to enable merchandise to flow more efficiently and quickly to our customers. Full-Price online purchases are primarily shipped to our customers from our fulfillment centers but may also be shipped from our Nordstrom FLS, distribution centers or omni-channel centers. Full-Price in-store purchases are primarily fulfilled from that store’s inventory, but when inventory is unavailable at that store, it may also be shipped to our customers from our fulfillment centers, distribution centers, omni-channel centers, or from other Nordstrom FLS. Off-Price online purchases are shipped to our customers from our fulfillment centers and distribution centers. Both businesses selectively use vendor dropship to supplement their online offerings, which are then shipped directly from the vendor to the end customer.
Our first large-scale omni-channel center in Riverside, California will initially support our Full-Price customers in the West Coast region and is expected to open in Spring 2020. Off-Price inventory and fulfillment will be added to this facility in the future. Our smaller Local Omni-channel Hub in Torrance, California was opened in 2019 and supports the greater Los Angeles market as part of our market strategy and will have highly curated inventory that serves the specialized needs of that market.
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
EMPLOYEES
During 2019, we employed approximately 68,000 employees on a full- or part-time basis. Due to the seasonal nature of our business, employment increased to approximately 75,000 in December 2019 due to the holidays. All of our employees are non-union. We believe our relationship with our employees is good.
TRADEMARKS
Our most notable trademarks include Nordstrom, Nordstrom Rack, HauteLook, Trunk Club, Halogen, BP., Zella, Caslon, 1901, Treasure & Bond and Tucker+Tate. Each of our trademarks is renewable indefinitely, provided it is still used in commerce at the time of the renewal.
SEC FILINGS
We file annual, quarterly and current reports, proxy statements and other documents with the SEC. The SEC maintains a website at SEC.gov that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC.
WEBSITE ACCESS
Our website address is Nordstrom.com. Our annual and quarterly reports on Form 10-K and Form 10-Q, current reports on Form 8-K, proxy statements, our executives’ statements of changes in beneficial ownership of securities on Form 4 and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available for free on or through our website as soon as reasonably practicable after we electronically file the report with or furnish it to the SEC. Interested parties may also access a webcast of quarterly earnings conference calls and other financial events through our website.
CORPORATE RESPONSIBILITY
We continue to evolve our approach to corporate social responsibility to deliver on our core intention to leave it better than we found it.
We are reducing our greenhouse gas emissions by making regular investments in energy efficiency, renewable energy and fuel efficiency. We are making choices that help us conserve resources like water, paper and food. Recyclable paper and corrugated cardboard, our two largest waste streams, have continued to be recycled domestically. As a sign of our continued commitment, we are proud to have joined the G7 Fashion Pact, a new coalition of 56 fashion companies that is working to identify and promote goals that will reduce our impact on the climate, biodiversity and the oceans.

Nordstrom, Inc. and subsidiaries 9

We are also including more sustainable products in our merchandise assortment and helping customers make responsible choices with items they are no longer using. We keep clothing out of landfills by extending their useful life, through our clothing donation program, and with the launch of our new Sustainable Style section on Nordstrom.com, customers can easily shop for products that use more sustainable raw materials and that are made in factories with higher social and environmental standards.
Through our charitable giving efforts, we support hundreds of nonprofit organizations and donate millions of dollars to organizations and programs that empower youth, support children and care for families. Our Nordstrom Made brand Treasure & Bond donates 2.5% of net sales to nonprofits that empower youth. In 2019, we made our largest-ever annual donation of more than $1 million, bringing our total Treasure & Bond donation to more than $5 million since the brand launched in 2014.
We are working to protect human rights for individuals across our value chain, from our employees to the people who manufacture the products we sell. In March of 2020, we announced a new goal to have 90% of our Nordstrom Made products be produced in factories that support women's empowerment by 2025. We formalized our Corporate Human Rights Commitment and have robust Partnership Guidelines to ensure we work with vendor partners who share our commitment to producing quality products through the use of ethical business practices. We are also committed to creating an inclusive environment where all employees can be themselves, contribute their ideas and do their best work. We are proud to have achieved 100% pay equity for employees of all genders and races, and we are close to achieving pay parity — median pay for women across the company being equal to the median pay for men.
For more information on our corporate responsibility strategy and efforts, please refer to the Sharing Our Progress report available at nordstromcares.com.
CORPORATE GOVERNANCE
We have a long-standing commitment to upholding a high level of ethical standards. In addition, we have adopted Codes of Business Conduct and Ethics for our employees, officers and directors and Corporate Governance Guidelines, which comply with the listing standards of the NYSE and SEC requirements. Our Codes of Business Conduct and Ethics, Corporate Governance Guidelines and Committee Charters for the following Board of Director Committees are available through our website:

•	Audit and Finance

•	Compensation, People and Culture

•	Corporate Governance and Nominating

•	Technology
Any amendments to these documents, or waivers of the requirements they contain, will also be available on our website.
For printed versions of these items or any other inquiries, please contact:

Nordstrom Investor Relations
1700 Seventh Avenue, Suite 1500
Seattle, Washington 98101
(206) 303-3200
invrelations@nordstrom.com

Item 1A. Risk Factors.
Our business faces many risks. We believe the risks described below outline the items of most concern to us. In evaluating Nordstrom and our business, you should carefully consider the following factors, in addition to the other information in this 2019 Annual Report. Before you buy our common stock or invest in our debt, you should know that making such an investment involves risks including, but not limited to, the risks described below. Any one of the following risks could harm our business, financial condition, results of operations, or reputation, which could cause our stock price to decline or a default on our debt payments, and you may lose all or a part of your investment. Additional risks, trends and uncertainties not presently known to us or that we currently believe are immaterial may also harm our business, financial condition, results of operations or reputation.
RISKS DUE TO STRATEGIC AND OPERATIONAL FACTORS
Our inability to successfully execute our customer strategy or evolve our business model could negatively impact our business and future profitability and growth.
The retail environment is rapidly evolving. Customer shopping preferences continue to shift, including to digital channels, reducing traffic in malls, as well as the emergence of rental and recommerce companies and other brands that are not traditional retailers. In this changing landscape, we continue to focus on better serving our customers through our three strategic pillars: providing a compelling product offering, delivering exceptional services and experiences, and leveraging the strength of the Nordstrom brand. Our customer strategy focuses on providing a differentiated and seamless experience in a digital world across all Nordstrom businesses, including mobile and social channels. Our “One Nordstrom” model, in which engagement across our four boxes of Full-Price, Off-Price, Stores and Digital encourages more visits and more spend, allows for our company as a whole to be greater than the sum of the parts. Our market strategy is an example of this where we bring all of our assets together in one market to serve customers when, where and how they want by connecting physical and digital assets.
Our focus on the customer will require us to execute new supply chain capabilities and enhance existing ones, develop applications for electronic devices, improve customer-facing technology, deliver digitally purchased products timely, enhance inventory management systems and allow greater and more fluid inventory availability between digital and retail locations through our market strategy. In addition, these strategies will require further expansion and reliance on data science and analytics. This business model has a highly variable cost structure driven by fulfillment and marketing costs and will continue to require investments in cross-channel operations and supporting technologies.
If we do not successfully implement our customer strategy, including thoroughly understanding and delivering on our customer needs and wants, effectively integrating our stores and digital channels and scaling our market strategy, expanding our supply chain initiatives, and efficiently getting product to our customers, we may fall short of our customers’ expectations, impacting our brand, reputation, profitability and growth.
Our business could suffer if we do not appropriately assess and react to competitive market forces and changes in customer behavior.
We compete with other international, national, regional and local retailers, including internet-based businesses, omni-channel department stores, specialty stores, off-price stores and boutiques, which may carry similar lines of merchandise. Digital channels continue to facilitate comparison shopping, intensifying competition in the retail market, and marketing digitally is controlled by a few key platforms. If we fail to adequately anticipate and respond to customer and market dynamics, we may lose market share or our ability to remain competitive, causing our sales and profitability to suffer. If the efficiency and allocation of loyalty marketing, advertising and promotional campaigns that attract customers through various programs and media, including digital media and print, is unsuccessful in influencing consumer behavior in our stores and digital channels, or if our competitors are more effective with their programs than we are, our growth and profitability could suffer. We also may not gather accurate and relevant data or effectively utilize that data, which may impact our strategic planning, marketing and loyalty programs and our overall decision making. In addition, if we do not efficiently scale our business, or if customers shift to digital channels at a different pace than we anticipate, we may need to quickly modify our initiatives and investments in our store and digital environments, or in our Full-Price and Off-Price businesses to accommodate changes in consumer behavior and expectations, which may adversely impact our growth and profitability.

Nordstrom, Inc. and subsidiaries 11

Our customer relationships and sales may be negatively impacted if we do not anticipate and respond to consumer preferences and fashion trends or manage inventory levels appropriately.
Our ability to predict or respond to constantly changing fashion trends, consumer preferences and spending patterns significantly impacts our sales and operating results. In addition, we expanded our brand partnership model, including strategic brands, recommerce, wholesale, and vertical brands, to curate an assortment that offers newness. If we do not identify and respond to emerging trends in consumer spending and preferences quickly enough, identify the right partners that align with our customer strategy, or develop, evolve, and retain our team's talent, mindset and technical skills to support changing operating models, we may harm our ability to retain our existing customers or attract new customers. Ensuring we optimize our inventory and improve the planning and management of inventory through use of data and analytics is critical to serving the customer, driving growth and maximizing profitability. If we purchase too much inventory, we may be forced to sell our merchandise at lower average margins, which could harm our business. Conversely, if we fail to purchase enough merchandise, we may lose opportunities for additional sales and potentially harm relationships with our customers.
The investment in existing and new locations may not achieve our expected returns.
The locations of our existing stores, planned store openings and relocations and Supply Chain Network facilities are assessed based upon desirability, demographics and retail environment. In particular, we are expanding our market strategy, where we leverage and connect our physical and digital assets in one market to seamlessly serve our customer, and select physical locations to create synergies between our stores and our Supply Chain Network. Additionally, we must equip our locations with the proper processes, technology and tools for timely and accurate fulfillment and inventory replenishment. This involves certain risks, including properly balancing our capital investments between new stores, relocations, remodels, fulfillment capabilities, technology and digital channels, assessing the suitability of locations, in new domestic and international markets, and constructing, furnishing and supplying a store or facility in a timely and cost-effective manner, which may be affected by the actions of third parties, including but not limited to private entities and local, state or federal regulatory agencies.
Customers’ expectations regarding speed of delivery are evolving. If we do not effectively integrate our physical and digital assets as part of our market strategy, or select locations to optimize our market strategy, we could incur significantly higher costs and shipping times that do not meet customer expectations, which in turn could have a material adverse effect on our business. Particularly in light of the changing trends between digital and brick-and-mortar shopping channels, sales at our stores or through our digital channels may not meet projections, which could adversely affect our return on investment. If we do not properly allocate capital expenditures between locations, or maintain them properly, customer expectations may not be met and we may lose sales.
Even if we take appropriate measures to use or safeguard our information, network and environment from security breaches, our customers, employees and business could still be exposed to risk.
Nordstrom, our subsidiaries and third-party providers access, collect, store and transmit sensitive and confidential Company, customer, and employee data and information, including consumer preferences and credit card information, all of which are subject to demanding and constantly changing privacy and security laws and regulations. A number of jurisdictions where we do business have enacted or are considering new privacy and data protection laws which impact our responsibilities with respect to this data, such as the California Consumer Privacy Act.
We have taken measures to help prevent a breach of our information and comply with cybersecurity requirements by implementing safeguards and procedures designed to protect the security, confidentiality and access of such information. In addition, where possible, we require our third-party providers to implement administrative, physical and technical safeguards and procedures. We, and several of our vendors, have suffered breaches of our cybersecurity in the past and are at risk for such breaches in the future.
Any measures we or our third-party providers have implemented to prevent intentional or inadvertent information security breaches may not be completely effective. Security breaches and cyber incidents and their remediation, whether at Nordstrom, our third-party providers or other retailers, could expose us to a risk of loss or unauthorized release of customer, employee or Company confidential information, litigation, investigation, regulatory enforcement action, penalties and fines, orders to stop any alleged noncompliant activity, information technology system failures or network disruptions, increased cyber-protection and remediation costs, financial losses, potential liability, or loss of customers’, employees’ or third-party providers’ trust and business, any of which could adversely impact our reputation, competitiveness and financial performance. Concerns about our practices with regard to the collection, use, retention, security or disclosure of personal information or other privacy-related matters, even if unfounded, could damage our reputation and adversely affect our operating results.
Our business may be impacted by information technology system failures or network disruptions.
Our ability to transact with customers and operate our business depends on the efficient operation of various information systems, including data centers, hardware, software and applications, to manage certain aspects of our Company, including store and online transactions, logistics and communication, inventory and reporting systems. We seek to build quality systems, select reputable system vendors and implement procedures intended to enable us to protect our systems when we modify them. We test our systems to address vulnerabilities and train our employees regarding practices to protect the safety of our systems.

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
Our business depends on accuracy throughout our product flow process. We are making investments to streamline and standardize our merchandise planning, procurement, allocation and fulfillment capabilities through changes in personnel, processes, location logistics and technology. If we encounter challenges associated with change management, inventory integrity and implementation of associated information technology or adoption of new processes, features or capabilities, our ability to continue to successfully execute our strategy or evolve our strategy with changes in the retail environment could be adversely affected. Or, if we are unable to maintain accurate, reliable and effective inventory tracking systems, it may result in canceled orders and we may not derive the expected benefits to our sales and profitability, or we may incur increased costs relative to our current expectations.
Our customer, employee and vendor relationships could be negatively affected if we fail to maintain our corporate culture and reputation.
We have a well-recognized culture and reputation that consumers may associate with a high level of integrity, customer service and quality merchandise, and it is one of the reasons customers shop with us and employees choose us as a place of employment. Any significant damage to our reputation, including damages arising from our business or privacy practices, or factors outside our control or on social media, could diminish customer trust, weaken our vendor relationships, reduce employee morale and productivity and lead to difficulties in recruiting and retaining qualified employees. Additionally, management may not accurately assess the impact of significant legislative changes, including those that relate to privacy, employment matters and health care, impacting our relationship with our customers or our workforce and adversely affecting our sales and operations.
If we do not effectively design and implement our strategic and business planning processes to attract, retain, train and develop talent and future leaders, our business may suffer.
We rely on the experience of our senior management, who have specific knowledge relating to us and our industry that is difficult to replace, to execute our business strategies and objectives. We have succession plans in place and our Board of Directors reviews these succession plans. If our succession plans do not adequately cover significant and unanticipated turnover, the loss of the services of any of these individuals, or any resulting negative perceptions of our business, could damage our reputation and our business.
Additionally, our success depends on the talents and abilities of our workforce in all areas of our business, especially personnel that can adapt to complexities and grow their skillset across the changing environment. Our ability to successfully execute our customer strategy depends on acquiring, developing and retaining qualified talent with diverse sets of skills. If we are unable to offer competitive compensation and benefits, appropriate training, or a compelling work environment, our culture may be adversely affected, our reputation may be damaged, and we may incur costs related to turnover.
Our program agreement with TD, or changes to that agreement, could adversely impact our business.
The program agreement with TD was consummated on terms that allow us to maintain customer-facing activities while TD provides Nordstrom-branded payment methods and payment processing services. If we fail to meet certain service levels, TD has the right to assume certain individual servicing functions including managing accounts and collection activities. If we lose control of such activities and functions, if we do not successfully respond to potential risks and appropriately manage potential costs associated with the program agreement with TD, or if these transactions negatively impact the customer service associated with our cards, resulting in harm to our business reputation and competitive position, our operations, cash flows and returns to shareholders could be adversely affected. The program agreement requires us to hold collateral depending on our credit ratings and as a result, a significant downgrade may adversely affect our liquidity and cash flow position. If, upon expiration of our current program agreement in 2022, a new contract has less favorable terms, our results could be negatively impacted. If TD became unwilling or unable to provide these services or if there are changes to the risk management policies implemented under our program agreement with TD, our results may be negatively impacted. If we lose control over certain servicing functions and TD is unable to successfully manage accounts and collection activities, it may heighten the risk of credit losses.

Nordstrom, Inc. and subsidiaries 13

Owning and leasing real estate exposes us to possible liabilities and losses.
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
We utilize working capital to finance our operations, make capital expenditures and acquisitions, manage our debt levels and return value to our shareholders through dividends and share repurchases. Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict access to a potential source of liquidity. A deterioration in our capital structure or the quality and stability of our earnings could result in noncompliance with our debt covenants or a downgrade of our credit rating, constraining the financing available to us. If our access to financing is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted. Further, if we do not properly allocate our capital to maximize returns, our operations, cash flows and returns to shareholders could be adversely affected.
The concentration of stock ownership in a small number of our shareholders may limit a shareholder’s ability to influence corporate matters and impact the price of our shares.
We have regularly reported in our annual proxy statements the holdings of members of the Nordstrom family, including Bruce A. Nordstrom, our former Co-President and Chairman of the Board, his sister Anne E. Gittinger and members of the Nordstrom family within our Executive Team. As of February 29, 2020, these individuals beneficially owned an aggregate of approximately 31% of our common stock. As a result, either individually or acting together, they may be able to exercise considerable influence over matters requiring shareholder approval, including the election of directors or other matters impacting our management or corporate governance. In addition, as reported in our periodic filings, our Board of Directors has from time to time authorized share repurchases. While these share repurchases may be offset in part by share issuances under our equity incentive plans and as consideration for acquisitions, the repurchases may nevertheless have the effect of increasing the overall percentage ownership held by these shareholders. The corporate law of the State of Washington, where the Company is incorporated, provides that approval of a merger or similar significant corporate transaction requires the affirmative vote of two-thirds of a company’s outstanding shares. The interests of these shareholders may differ from the interests of our shareholders as a whole, and the beneficial ownership of these shareholders may have the effect of discouraging offers to acquire us, delay or otherwise prevent a significant corporate transaction because the consummation of any such transaction would likely require their approval. As a result of any of these factors, the market price of our common stock may be affected.
RISKS DUE TO ECONOMIC AND EXTERNAL MARKET FACTORS
Our revenues and operating results are affected by the seasonal nature of our business and cyclical trends in consumer spending.
Our business, like that of other retailers, is subject to seasonal fluctuations and cyclical trends in consumer spending. Due to our Anniversary Sale in July and the holidays in the fourth quarter, our sales are typically higher in the second and fourth quarters than in the first and third quarters of the fiscal year. Any factor that negatively impacts these selling seasons could have an adverse and disproportionate effect on our results of operations for the entire year. To provide shareholders a better understanding of management’s expectations surrounding results, we provide public outlook on our expected operating and financial results for future periods comprised of forward-looking statements subject to certain risks and uncertainties.
A downturn in economic conditions and other external market factors could have a significant adverse effect on our business and stock price.
During economic downturns, including any potential impacts from COVID-19, fewer customers may shop for the high-quality items in our stores and on our websites, as these products may be seen as discretionary, and those who do shop may limit the amount of their purchases. This reduced demand may lead to lower sales, higher markdowns and an overly promotional environment or increased marketing and promotional spending.
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
Timely receipts of quality merchandise from third parties is critical to our business. Our process to identify qualified vendors and access quality products in an efficient manner on acceptable terms and cost can be complex. Violations of law with respect to quality and safety by our importers, manufacturers or distributors could result in delays in shipments and receipt of goods or damage our reputation, resulting in lost sales. These vendors may experience supply chain or port disruptions or other difficulties due to economic, political, environmental or epidemic conditions. The countries in which merchandise is manufactured could become subject to new trade restrictions, including increased customs restrictions, tariffs or quotas. Additionally, changes in tax and trade policies that impact the retail industry, such as increased taxation on imported goods, could have a material adverse effect on our business, results of operations and liquidity.
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
Our business and operations could be materially and adversely affected by severe weather patterns, natural disasters, widespread pandemics, epidemics and other natural or man-made economic, political or environmental disruptions.
Disruptions could cause, among other things, a decrease in consumer spending that would negatively impact our sales, staffing shortages in our stores, Supply Chain Network facilities or corporate offices, interruptions in the flow of merchandise to our stores, disruptions in the operations of our merchandise vendors or property developers, increased costs and a negative impact on our reputation and long-term growth plans. We have a significant amount of our total sales, stores and square footage in the west coast of the United States, particularly in California, where we have experienced earthquakes, wildfires and power outages and shortages that increase our exposure to any market-disrupting conditions in this region.
Our business may be materially and adversely affected by the spread of the novel coronavirus COVID-19.
A novel strain of coronavirus, COVID-19, that was first identified in China in December 2019, has surfaced in several regions across the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. Many of our vendors either produce their products or source component parts of their products from affected areas. As a result, the business disruptions caused by the spread of COVID-19 may impact our ability to timely acquire the products we sell to our customers and our business may be adversely affected. In addition, public concern regarding the risk of contracting COVID-19 may itself materially and adversely affect our business, as customers may be unwilling to visit many of the high-traffic locations in which we operate our stores for fear of being exposed to the virus. Finally, COVID-19 has been found in the Seattle metropolitan area where we maintain our corporate headquarters and have a significant number of employees.
Accordingly, we have implemented a number of protective measures throughout our Company, including increasing the frequency and extent of cleaning and disinfecting in our stores and other locations, restricting travel, limiting large gatherings, and encouraging use of telecommuting among our corporate staff, all in an effort to help limit the spread of the virus. Effective March 17, 2020, we announced the temporary closure of our stores in the U.S. and Canada, including our FLS, Nordstrom Rack stores, Trunk Club clubhouses and Jeffrey boutiques in response to the increased impact from COVID-19. We have also temporarily closed one of our distribution centers to comply with a shelter-in-place order. While this is expected to be temporary, we will determine the actual duration of the closure based on available information at that time. We continue to monitor the rapidly evolving situation and guidance from federal, state and local public health authorities and may take additional actions based on their recommendations. The further spread of COVID-19, and the requirement to take action to limit the spread of the illness, will impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations and financial condition, including on our potential to conduct financings on terms acceptable to us, if at all.

Nordstrom, Inc. and subsidiaries 15

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
Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 requires management assessments of the effectiveness of our internal controls over financial reporting through documenting, testing, monitoring and enhancement of internal control over financial reporting. If we fail to implement or maintain adequate internal controls, we may not produce reliable financial reports or fail to prevent or detect financial fraud, which may adversely affect our financial position, investor confidence or our stock price.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The following table summarizes the number of retail stores we own or lease, and the percentage of total store square footage represented by each listed category as of February 1, 2020:

	Number of stores
	Full-Price	Off-Price	% of total store square footage
Leased stores on leased land	41	243	45%
Owned stores on leased land	60	—	35%
Owned stores on owned land	33	1	18%
Partly owned and partly leased stores	2	—	2%
Total	136	244	100%
The following table summarizes our store count and square footage activity:

	Store count		Square footage (000’s)
Fiscal year	2019	2018	2019	2018
Total, beginning of year	379	366	30,385	30,218
Store openings[1]:
Full-Price	3	10	513	277
Off-Price	5	6	147	170
Stores closed	(7)	(3)	(847)	(280)
Total, end of year	380	379	30,198	30,385

Relocations and other[1]	1	1	34	(5)
1 Store opening square footage includes adjustments due to store relocations or remodels.

Nordstrom, Inc. and subsidiaries 17

The following table lists our retail store count and square footage by state/province as of February 1, 2020:

Business	Full-Price		Off-Price		Total
	Count	Square Footage (000’s)	Count	Square Footage (000’s)	Count	Square Footage (000’s)
U.S.
Alabama	—	—	1	35	1	35
Alaska	—	—	1	35	1	35
Arizona	2	384	9	313	11	697
California	34	5,081	55	2,022	89	7,103
Colorado	3	559	7	239	10	798
Connecticut	2	341	1	36	3	377
Delaware	1	127	1	32	2	159
Florida	8	1,262	16	545	24	1,807
Georgia	3	395	4	153	7	548
Hawaii	1	195	2	78	3	273
Idaho	—	—	1	37	1	37
Illinois	5	973	16	594	21	1,567
Indiana	1	134	2	60	3	194
Iowa	—	—	1	35	1	35
Kansas	1	219	1	35	2	254
Kentucky	—	—	1	33	1	33
Louisiana	—	—	3	90	3	90
Maine	—	—	1	30	1	30
Maryland	4	765	6	219	10	984
Massachusetts	5	604	7	266	12	870
Michigan	2	430	5	178	7	608
Minnesota	2	380	5	173	7	553
Missouri	2	342	2	69	4	411
Nevada	1	207	3	101	4	308
New Jersey	5	991	8	284	13	1,275
New Mexico	—	—	1	34	1	34
New York	7	878	12	430	19	1,308
North Carolina	2	300	2	74	4	374
Ohio	3	549	6	224	9	773
Oklahoma	—	—	2	67	2	67
Oregon	3	484	6	218	9	702
Pennsylvania	2	381	7	240	9	621
Puerto Rico	1	143	—	—	1	143
Rhode Island	—	—	1	38	1	38
South Carolina	—	—	3	101	3	101
Tennessee	1	145	2	69	3	214
Texas	10	1,580	18	613	28	2,193
Utah	2	277	4	130	6	407
Virginia	3	580	7	268	10	848
Washington	6	1,270	9	354	15	1,624
Washington D.C.	1	8	3	107	4	115
Wisconsin	1	150	2	67	3	217
Canada
Alberta	3	208	—	—	3	208
British Columbia	1	231	—	—	1	231
Ontario	8	899	—	—	8	899
Total	136	21,472	244	8,726	380	30,198

Our Supply Chain Network includes the following locations:

•	eight owned locations (Portland, Oregon; Dubuque, Iowa; Ontario, California; Newark, California; Upper Marlboro, Maryland; Gainesville, Florida; Cedar Rapids, Iowa and Elizabethtown, Pennsylvania),

•	two leased locations (Torrance, California and San Bernardino, California).
Our headquarters are located in Seattle, Washington, where our offices consist of both leased and owned space. We also have four leased office facilities (Chicago, Illinois; Centennial, Colorado; Los Angeles, California and New York City, New York).
In 2020, we expect to open:

•	one omni-channel center (Riverside, California),

•	two Nordstrom Rack stores (Tacoma, Washington and Langley, British Columbia).
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

Nordstrom, Inc. and subsidiaries 19

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
MARKET AND SHAREHOLDER INFORMATION
Our common stock, without par value, is traded on the New York Stock Exchange under the symbol “JWN.” The approximate number of holders of common stock as of March 11, 2020 was 148,000, based upon the number of registered and beneficial shareholders and the number of employee shareholders in the Nordstrom 401(k) Plan. On this date, we had 156,346,167 shares of common stock outstanding.
For cash dividends declared and paid per share for each fiscal quarter in 2019 and 2018, refer to Note 17: Selected Quarterly Data in Item 8.
SHARE REPURCHASES
(Dollar and share amounts in millions, except per share amounts)
In August 2018, our Board of Directors authorized a program to repurchase up to $1,500 of our outstanding common stock, with no expiration date. During the fourth quarter of 2019, we did not repurchase any shares of our common stock and we had $707 remaining in share repurchase capacity as of February 1, 2020. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to market and economic conditions and applicable SEC rules.

STOCK PRICE PERFORMANCE
The following graph compares the cumulative total return of Nordstrom common stock, Standard & Poor’s Retail Index (“S&P Retail”) and Standard & Poor’s 500 Index (“S&P 500”) for each of the last five fiscal years, ended February 1, 2020. The Retail Index is composed of 26 retail companies, including Nordstrom, representing an industry group of the S&P 500. The following graph assumes an initial investment of $100 each in Nordstrom common stock, S&P Retail and the S&P 500 on January 31, 2015 and assumes reinvestment of dividends.

End of fiscal year	2014	2015	2016	2017	2018	2019
Nordstrom common stock	100	71	64	74	72	60
S&P Retail	100	116	137	194	210	251
S&P 500	100	98	119	146	146	177

Nordstrom, Inc. and subsidiaries 21

Item 6. Selected Financial Data.
(Dollars in millions except per square foot and per share amounts)
The following selected financial data are derived from the audited Consolidated Financial Statements and should be read in conjunction with Item 1A: Risk Factors, Item 7: MD&A and Item 8: Financial Statements and Supplementary Data of this 2019 Annual Report.

Fiscal year	2019	2018	2017	2016	2015
Earnings Results
Net sales	$15,132	$15,480	$15,137	$14,498	$14,095
Credit card revenues, net	392	380	341	259	342
EBIT[1]	784	837	926	805	1,101
Net earnings[1,2]	496	564	437	354	600

Balance Sheet and Cash Flow Data
Cash and cash equivalents	$853	$957	$1,181	$1,007	$595
Merchandise inventories	1,920	1,978	2,027	1,896	1,945
Total assets[3]	9,737	7,886	8,115	7,858	7,698
Total long-term debt	2,676	2,685	2,737	2,774	2,805
Net cash provided by operating activities[4]	1,236	1,296	1,400	1,658	2,470
Capital expenditures	935	654	731	846	1,082

Performance Metrics
Net sales (decrease) increase	(2.2%)	2.3%	4.4%	2.9%	7.5%
Digital sales as % of net sales	33.0%	30.0%	27.0%	24.0%	21.0%
EBIT % of net sales[1,2]	5.2%	5.4%	6.1%	5.6%	7.8%
Capital expenditures % of net sales	6.2%	4.2%	4.8%	5.8%	7.7%
Return on assets[3]	5.1%	6.8%	5.4%	4.5%	6.6%
Adjusted ROIC[3,5]	10.8%	12.0%	9.7%	8.4%	10.7%

Per Share Information
Earnings per diluted share[1,2,6]	$3.18	$3.32	$2.59	$2.02	$3.15
Dividends declared per share[4]	1.48	1.48	1.48	1.48	6.33
1 In the fourth quarter of 2019, we incurred charges related to the integration of Trunk Club and debt refinancing costs, which reduced net earnings by $29, or $0.19 per diluted share. The integration charges reduced earnings before interest and income taxes by $32 and debt refinancing costs increased interest expense by $8.
2 Results for 2018 include the Estimated Non-recurring Charge of $72, or $0.28 per diluted share. See Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8.
3 Amounts were impacted by the 2019 adoption of the Lease Standard. As a result, return on assets was negatively impacted by approximately 120 basis points and Adjusted ROIC was negatively impacted by approximately 40 basis points. See Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8.
4 Amounts were impacted by the 2015 and 2017 credit card receivable transactions. As a result of the transaction, the dividends paid in 2015 included a special cash dividend of $4.85 per share. For further information regarding these impacts, see Note 4: Credit Card Receivable Transaction.
5 See Adjusted ROIC (non-GAAP financial measures) in Item 7: MD&A for additional information and reconciliation to the most directly comparable GAAP financial measure.
6 Earnings per diluted share included the impacts associated with the Tax Act of $0.25 per share in 2017 and the Trunk Club goodwill impairment charge of $1.12 per share in 2016.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except percentages and per share amounts, except where noted otherwise)
The following discussion and analysis of our financial condition and results of operations contains forward-looking statements and should be read in conjunction with Item 1A: Risk Factors, Item 6: Selected Financial Data, our Consolidated Financial Statements and related Notes thereto, as well as other cautionary statements and risks described elsewhere in this 2019 Annual Report, before deciding to purchase, hold or sell shares of our common stock.
OVERVIEW
We strive to serve customers seamlessly across multiple touchpoints, which includes our two brands — Nordstrom and Nordstrom Rack — both in stores and online. We have a high-quality store portfolio with 95% of our 116 FLS located in “A” malls and most of our 248 Nordstrom Racks in off-mall centers. Our established and growing digital business now makes up one-third of sales. Roughly 30% of our customers are shopping across more than one of these touchpoints. And as a result of this engagement, we know these customers spend four to 11 times more on average.
In 2019, net earnings were $496, or $3.18 per diluted share, which included $0.19 of charges primarily related to the integration of Trunk Club as part of our market strategy and debt refinancing costs. Our net sales decrease of 2.2% started with the first half of the year below expectations, while we improved sales trends in the second half across our Full-Price and Off-Price businesses. We made tremendous progress executing our market strategy, accelerating our sales trends, and maintaining our inventory and expense discipline, including the following:

•	Customer Satisfaction — Meaningfully improved customer satisfaction scores in many areas of our business and during our two key events — Anniversary Sale and Holiday.

•	Market Strategy — Accelerated the rollout of our market strategy to five of our top markets and significantly expanded our presence in the New York market with our NYC flagship opening.

•	Top-Line Trends — Successfully executed plans to drive our top-line as evidenced by a 400 basis-point improvement in the second half of the year relative to the first half.

•
Operating Discipline — Realized $225 in savings, exceeding our plans by 10%, maintained a positive sales and inventory spread for four straight quarters and generated annual operating cash flow of more than one billion dollars for the 11th consecutive year.

Our market strategy and the strength of our digital and physical assets allows us to better serve customers while increasing efficiencies. In 2020, we’re focused on scaling in 10 of our top markets, which represent more than half of our sales. As we continue into 2020, we remain focused on connecting with customers and serving them on their terms to position ourselves for long-term success.

Nordstrom, Inc. and subsidiaries 23

RESULTS OF OPERATIONS
In our ongoing effort to enhance the customer experience, we are focused on providing customers with a seamless experience across our businesses. We invested early in our omni-channel capabilities, integrating our operations, merchandising and technology across our stores and online, in both our Full-Price and Off-Price businesses. While our customers may engage with us through multiple businesses, we know they value the overall Nordstrom brand experience and view us simply as Nordstrom, which is ultimately how we view our company. We have one Retail reportable segment and analyze our results on a total company basis.
We measure our performance through customer, market share, operational and net sales metrics. As this is how we measure our performance, and as the change in comparable sales approximates the change in net sales in 2019, we only report changes in net sales.
In 2019, we adopted the SEC’s rule of FAST Act Modernization and Simplification of Regulation S-K. In accordance with this new standard, we limit our presentation and discussion below to the two most recent fiscal years. For our comparison and discussion of 2018 and 2017, see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2018 Annual Report, which we filed with the SEC on March 18, 2019.
Net Sales
The following table summarizes net sales by business:

Fiscal year	2019	2018
Net sales by business:
Full-Price	$9,943	$10,299
Off-Price	5,189	5,181
Total net sales	$15,132	$15,480

Net sales (decrease) increase by business:
Full-Price[1]	(3.5%)	(1.5%)
Off-Price[2]	0.2%	4.5%
Total Company[3]	(2.2%)	2.3%

Digital sales as % of total net sales	33%	30%
Digital sales increase	7%	15%
1 Prior year Full-Price net sales included a decrease of approximately 300 basis points in 2018 due primarily to loyalty related adjustments and the 53rd week in 2017.
2 Prior year Off-Price net sales included a decrease of approximately 250 basis points in 2018 due primarily to the 53rd week and loyalty related adjustments in 2017.
3 Prior year net sales included a decrease of approximately 150 basis points in 2018 due to the 53rd week in 2017.

In 2019, total Company net sales decreased 2.2%, compared with 2018. While net sales decreased, we successfully executed plans to drive our top-line in the second half of the year due to our loyalty, digital marketing and merchandising programs. Digital sales increased 7% compared with 2018 and order pickup as a percentage of digital sales increased compared with 2018.
During the year, we expanded Nordstrom NYC with the opening of our flagship store, which is a cornerstone of our market strategy. In addition, we opened one FLS, five Nordstrom Rack stores and two Nordstrom Locals. We closed six Nordstrom FLS and one Nordstrom Rack store.
Full-Price net sales decreased 3.5%, compared with 2018. Full-Price sales reflected a decrease in the number of items sold, partially offset by an increase in the average selling price per item sold. Shoes was the top-performing merchandise category.
Off-Price net sales increased 0.2%, compared with 2018. Off-Price sales reflected an increase in the average selling price per item sold, partially offset by a decrease in the number of items sold. Men’s was the top-performing merchandise category.
Credit Card Revenues, Net
Credit card revenues, net include our portion of the ongoing credit card revenue, net of credit losses, pursuant to our program agreement with TD. TD is the exclusive issuer of our consumer credit cards and we perform the account servicing functions. Credit card revenues, net were $392 in 2019, compared with $380 in 2018, increasing $12 primarily as a result of our strategic partnership with TD to responsibly grow our receivables and associated revenues as well as efforts to drive new account growth.

Gross Profit
The following table summarizes gross profit:

Fiscal year	2019	2018
Gross profit	$5,200	$5,325
Gross profit as a % of net sales	34.4%	34.4%
Inventory turnover rate	4.79	4.70
Our gross profit decreased $125 primarily from lower sales volume, while the rate remained flat compared with 2018. This reflected increased merchandise margins, offset by higher costs from growth in our loyalty program and planned occupancy costs related to the NYC flagship store.
Ending inventory as of February 1, 2020 decreased 2.9% compared with prior year, marking four consecutive quarters of sales growing faster than inventory. Our continued focus on inventory execution led to improvements in inventory turnover rate in 2019, particularly in Off-Price.
Selling, General and Administrative Expenses
SG&A is summarized in the following table:

Fiscal year	2019	2018
SG&A expenses	$4,808	$4,868
SG&A expenses as a % of net sales	31.8%	31.5%
Our SG&A rate increased 32 basis points and decreased $60 in 2019 compared with 2018. We recorded charges of $32 in 2019 primarily related to the integration of Trunk Club to create a cohesive styling offering across Full-Price and to gain efficiencies. Excluding the integration charges in 2019 and the Estimated Non-recurring Charge in 2018 of $72, SG&A rate increased by approximately 60 basis points, driven primarily by deleverage of fixed costs from lower sales volume. SG&A decreased $20 compared with 2018 due to our progress in reducing our fixed expense structure, partially offset by higher costs to drive sales, including fulfillment and marketing.
Earnings Before Interest and Income Taxes
EBIT is summarized in the following table:

Fiscal year	2019	2018
EBIT	$784	$837
EBIT as a % of net sales	5.2%	5.4%
EBIT decreased $53 in 2019 compared with 2018, primarily due to lower sales volume. Excluding the integration charges of $32 in 2019 and the Estimated Non-recurring Charge of $72 in 2018, EBIT margin deleveraged by approximately 50 basis points from lower sales volume.
Interest Expense, Net
Interest expense, net is summarized in the following table:

Fiscal year	2019	2018
Interest on long-term debt and short-term borrowings	$151	$146
Less:
Interest income	(10)	(15)
Capitalized interest	(39)	(27)
Interest expense, net	$102	$104
Interest expense, net decreased $2 in 2019 compared with 2018 primarily due to higher capitalized interest in 2019 associated with our NYC flagship store and Supply Chain Networks, partially offset by $8 of debt refinancing costs.

Nordstrom, Inc. and subsidiaries 25

Income Tax Expense
Income tax expense is summarized in the following table:

Fiscal year	2019	2018
Income tax expense	$186	$169
Effective tax rate	27.3%	23.1%
The following table illustrates the components of our effective tax rate:

Fiscal year	2019	2018
Statutory rate	21.0%	21.0%
Tax Act impact	—	(0.1%)
State and local income taxes, net of federal income taxes	5.4%	5.8%
Federal credits	(0.9%)	(1.5%)
Valuation allowance release	—%	(1.2%)
Other, net	1.8%	(0.9%)
Effective tax rate	27.3%	23.1%
The increase in the effective tax rate for 2019 compared with 2018 was primarily due to lower tax benefits from stock compensation and one-time tax benefits recognized in 2018 associated with the release of a foreign valuation allowance (see Note 14: Income Taxes in Item 8).
Earnings Per Share
EPS is as follows:

Fiscal year	2019	2018
Basic	$3.20	$3.37
Diluted	$3.18	$3.32
Diluted EPS decreased $0.14 in 2019 compared with 2018. Excluding $0.19 of charges related to the integration of Trunk Club and debt refinancing costs in 2019 and the Estimated Non-recurring Charge of $0.28 in 2018, diluted EPS decreased $0.23 primarily due to lower sales volume.
2020 Outlook
We remain committed to increasing total shareholder returns through three financial objectives: gaining market share; increasing profitability and return on invested capital; and maintaining disciplined capital allocation. Our initial 2020 financial expectations released on March 3, 2020, did not include the impact of COVID-19, including the temporary closures of our stores (see Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8). Due to heightened uncertainty relating to the impacts of COVID-19 on our business operations, including the duration and impact on overall customer demand, we withdrew our 2020 guidance. We are making further reductions to our expense and capital expenditure plans and are currently suspending share repurchases.

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
For 2019, income statement activity for adjusted net operating profit and balance sheet amounts for average invested capital are measured under the Lease Standard, and the remaining years disclosed are under the previous lease standard. Under the previous lease standard, we estimated the value of our operating leases as if they met the criteria for capital leases or we had purchased the properties. This provided additional supplemental information that estimated the investment in our operating leases. Estimated depreciation on capitalized operating leases and average estimated asset base of capitalized operating leases are not calculated in accordance with, nor an alternative for, GAAP and should not be considered in isolation or as a substitute for our results as reported under GAAP.
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

Fiscal year	2019	2018	2017	2016	2015
Net earnings	$496	$564	$437	$354	$600
Add: income tax expense	186	169	353	330	376
Add: interest expense	112	119	141	122	125
Earnings before interest and income tax expense	794	852	931	806	1,101

Add: operating lease interest[1]	101	—	—	—	—
Add: rent expense, net	—	251	250	202	176
Less: estimated depreciation on capitalized operating leases[2]	—	(134)	(133)	(108)	(94)
Adjusted net operating profit	895	969	1,048	900	1,183

Less: estimated income tax expense	(244)	(223)	(468)	(416)	(456)
Adjusted net operating profit after tax	$651	$746	$580	$484	$727

Average total assets	$9,765	$8,282	$8,055	$7,917	$9,076
Add: average estimated asset base of capitalized operating leases[2]	—	2,018	1,805	1,512	1,236
Less: average deferred property incentives and deferred rent liability	—	(616)	(644)	(644)	(548)
Less: average deferred property incentives in excess of ROU assets[3]	(307)	—	—	—	—
Less: average non-interest-bearing current liabilities	(3,439)	(3,479)	(3,261)	(3,012)	(2,993)
Average invested capital	$6,019	$6,205	$5,955	$5,773	$6,771

Return on assets[4,5]	5.1%	6.8%	5.4%	4.5%	6.6%
Adjusted ROIC[4,5]	10.8%	12.0%	9.7%	8.4%	10.7%
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
4 Results for 2018 included lower income tax expense primarily associated with the Tax Act and a $72 unfavorable impact related to the Estimated Non-recurring Charge, which negatively impacted return on assets by approximately 60 basis points and Adjusted ROIC by approximately 80 basis points (see Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8). Results for 2017 included a $42 unfavorable impact related to the Tax Act. Results for 2016 included a $197 unfavorable impact related to the Trunk Club non-cash goodwill impairment charge.
5 For 2019, the adoption of the Lease Standard negatively impacted return on assets by approximately 120 basis points and Adjusted ROIC by approximately 40 basis points. Integration charges of $32 in 2019, were primarily non-cash related and negatively impacted return on assets by approximately 30 basis points and Adjusted ROIC by approximately 40 basis points.

Nordstrom, Inc. and subsidiaries 27

LIQUIDITY AND CAPITAL RESOURCES
We strive to maintain a level of liquidity sufficient to allow us to cover our seasonal cash needs and to maintain appropriate levels of short-term borrowings. We believe that our operating cash flows, available credit facility and potential future borrowings are sufficient to meet our cash requirements for the next 12 months and beyond.
Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments. We believe that as of February 1, 2020, our existing cash and cash equivalents on-hand of $853, available credit facility of $800 and potential future operating cash flows and borrowings will be sufficient to fund these scheduled future payments and potential long-term initiatives. For more information, see subsequent events in Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8.
The following is a summary of our cash flows by activity:

Fiscal year	2019	2018
Net cash provided by operating activities	$1,236	$1,296
Net cash used in investing activities	(909)	(653)
Net cash used in financing activities	(431)	(867)
Operating Activities
The majority of our operating cash inflows are derived from sales. We also receive cash payments for property incentives from developers. Our operating cash outflows generally consist of payments to our merchandise vendors (net of vendor allowances) and shipping carriers, payments to our employees for wages, salaries and other employee benefits and payments to our landlords for rent. Operating cash outflows also include payments for income taxes and interest payments on our short-term and long-term borrowings.
Net cash provided by operating activities decreased by $60 between 2019 and 2018 primarily due to payments made related to the Estimated Non-recurring Charge and a decrease in sales.
Investing Activities
Our investing cash outflows include payments for capital expenditures, including stores, supply chain improvements and technology costs. Our investing cash inflows are generally from proceeds from sales of property and equipment.
Net cash used in investing activities increased by $256 between 2019 and 2018 due to increases in capital expenditures, primarily related to our Supply Chain Network, including our omni-channel center, and Nordstrom NYC.
The opening of our first large-scale omni-channel center in Riverside, California, which will initially support our Full-Price customers in the West Coast region and Off-Price customers in the future, is expected to open in the spring of 2020. We also opened a smaller Local Omni-channel Hub in Torrance, California in 2019, which supports the greater Los Angeles market as part of our market strategy.
Capital Expenditures
Our capital expenditures, net are summarized as follows:

Fiscal year	2019	2018
Capital expenditures	$935	$654
Less: deferred property incentives[1]	(85)	(53)
Capital expenditures, net	$850	$601

Capital expenditures % of net sales	6.2%	4.2%

Capital expenditures, net category allocation:
Technology	25%	30%
Supply chain	27%	18%
Generational investments	32%	30%
New stores, relocations, remodels and other	16%	22%
Total	100%	100%
1 Deferred property incentives are included in our cash provided by operations in our Consolidated Statements of Cash Flows in Item 8. We operationally view the property incentives we receive from our developers and vendors as an offset to our capital expenditures.

Financing Activities
The majority of our financing activities include repurchases of common stock, long-term debt proceeds and/or payments and dividend payments.
Net cash used in financing activities decreased $436 between 2019 and 2018 primarily due to decreased share repurchase activity.
Share Repurchases
In August 2018, our Board of Directors authorized a new program to repurchase up to $1,500 of our outstanding common stock, with no expiration date. In 2019, we repurchased 4.1 shares of our common stock for an aggregate purchase price of $186, compared with 14.3 shares for an aggregate purchase price of $702 during 2018. We had $707 remaining in share repurchase capacity as of February 1, 2020. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to market and economic conditions and applicable SEC rules.
Borrowing Activity
During 2019, we issued $500 aggregate principal amount of 4.375% senior unsecured notes due April 2030. We recorded debt issuance costs incurred as a result of the issuance in other financing activities, net in the Consolidated Statements of Cash Flows. With the proceeds of these new notes, we retired our $500 senior unsecured notes that were due May 2020 (see Note 9: Debt and Credit Facilities in Item 8).
Additionally, in 2018, we fully repaid $47 outstanding on our wholly owned subsidiary Puerto Rico’s unsecured borrowing facility (see Note 9: Debt and Credit Facilities in Item 8).
Dividends
In 2019, we paid dividends of $229, or $1.48 per share, compared with $250, or $1.48 per share, in 2018. In determining the dividends to pay, we analyze our dividend payout ratio and dividend yield, while taking into consideration our current and projected operating performance and liquidity. Our dividend payout ratio target range is 30% to 40% of the prior year’s net earnings.
In February 2020, subsequent to year end, we declared a quarterly dividend of $0.37 per share, which will be paid on March 25, 2020 to shareholders of record as of March 10, 2020.
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

Fiscal year	2019	2018	2017
Net cash provided by operating activities	$1,236	$1,296	$1,400
Less: capital expenditures	(935)	(654)	(731)
Add: proceeds from sale of credit card receivables originated at third parties	—	—	16
Add (Less): change in cash book overdrafts	8	—	(55)
Free Cash Flow	$309	$642	$630

Nordstrom, Inc. and subsidiaries 29

Adjusted EBITDA (Non-GAAP financial measure)
Adjusted EBITDA is one of our key financial metrics to reflect our view of cash flow from net earnings. Adjusted EBITDA excludes significant items which are non-operating in nature in order to evaluate our core operating performance against prior periods. The financial measure calculated under GAAP which is most directly comparable to Adjusted EBITDA is net earnings.

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

Fiscal year	2019	2018	2017
Net earnings	$496	$564	$437
Add: income tax expense	186	169	353
Add: interest expense, net	102	104	136
Earnings before interest and income taxes	784	837	926

Add: depreciation and amortization expenses	671	669	666
Less: amortization of developer reimbursements	(75)	(79)	(79)
Adjusted EBITDA	$1,380	$1,427	$1,513
Credit Capacity and Commitments
As of February 1, 2020, we had total short-term borrowing capacity of $800 under the Revolver that expires September 2023. Provided that we obtain written consent from our lenders and that we are in compliance with the Revolver at the time, we have the option to increase the Revolver by up to $200, to a total of $1,000, and two options to extend the Revolver by one year. As of February 1, 2020, we had no borrowings outstanding under our Revolver. For more information, see subsequent events in Note 1: Nature of Operations and Summary of Significant Accounting Policies and Note 9: Debt and Credit Facilities in Item 8. In October 2021, our $500 4.00% senior unsecured notes will come due.
We maintain trade and standby letters of credit to facilitate our international payments. As of February 1, 2020, we have $8 available and none outstanding under the trade letter of credit and $15 available and $2 outstanding under the standby letter of credit.
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
Debt Covenants
The Revolver requires that we maintain an adjusted debt to EBITDAR leverage ratio of no more than four times. The Revolver’s ratio calculation methodology has not been impacted by the adoption of the Lease Standard. As of February 1, 2020, we were in compliance with this covenant.

Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted Debt to EBITDAR is one of our key financial metrics and we believe using this measure is useful for analyzing our debt levels, as it provides a reflection of our credit worthiness that could impact our credit rating and borrowing costs. Our goal is to manage debt levels to maintain an investment-grade credit rating and operate with an efficient capital structure.
For 2019, income statement activity and balance sheet amounts are measured under the Lease Standard, while 2018 activity and amounts were measured under the previous lease standard. Under the previous lease standard, we estimated the value of our operating leases as if they met the criteria for capital leases or we had purchased the properties. This provided additional supplemental information that estimated the investment in our operating leases. Estimated capitalized operating lease liability is not calculated in accordance with, nor an alternative for, GAAP and should not be considered in isolation or as a substitution for our results as reported under GAAP.
Adjusted Debt to EBITDAR is not a measure of financial performance under GAAP and should be considered in addition to, and not as a substitute for, debt to net earnings, net earnings, debt or other GAAP financial measures. Our method of determining non-GAAP financial measures may differ from other companies’ methods and therefore may not be comparable to those used by other companies.
The following is a reconciliation of debt to net earnings to Adjusted Debt to EBITDAR:

	2019[1]	2018[1]
Debt	$2,676	$2,685
Add: operating lease liabilities	2,119	—
Add: estimated capitalized operating lease liability[2]	—	2,009
Adjusted Debt	$4,795	$4,694

Net earnings	496	564
Add: income tax expense	186	169
Add: interest expense, net	102	104
Earnings before interest and income taxes	784	837

Add: depreciation and amortization expenses	671	669
Add: lease costs, net[3]	274	—
Add: rent expense, net	—	251
Adjusted EBITDAR	$1,729	$1,757

Debt to Net Earnings[4]	5.4	4.8
Adjusted Debt to EBITDAR[4]	2.8	2.7
1 The components of Adjusted Debt are as of February 1, 2020 and February 2, 2019, while the components of Adjusted EBITDAR are for 2019 and 2018.
2 Based upon the estimated lease liability as of the end of the period, calculated as the trailing four quarters of rent expense multiplied by eight, a commonly used method of estimating the debt we would record for our leases that are classified as operating if they had met the criteria for a capital lease or we had purchased the property.
3 As a result of the adoption of the Lease Standard, we add back lease costs, net to calculate Adjusted EBITDAR. Lease costs, net excludes variable common area maintenance charges and variable real estate taxes for comparability with how we presented rent expense, net in the prior year. This is how management views the measure internally.
4 For 2019, integration charges of $32 were primarily non-cash related, and negatively impacted Debt to Net Earnings by approximately 0.3 and Adjusted Debt to EBITDAR by approximately 0.1. The adoption of the Lease Standard in 2019 did not have a significant impact on Debt to Net Earnings or Adjusted Debt to EBITDAR. Results for 2018 included the $72 impact related to the Estimated Non-recurring Charge, which negatively impacted Debt to Net Earnings by approximately 0.4 and Adjusted Debt to EBITDAR by approximately 0.1 (see Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8).

Nordstrom, Inc. and subsidiaries 31

Contractual Obligations
The following table summarizes our contractual obligations and the expected effect on our liquidity and cash flows as of February 1, 2020. We expect to fund these commitments primarily with operating cash flows generated in the normal course of business and credit available to us under existing and potential future facilities.

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt	$4,602	$136	$747	$232	$3,487
Operating leases	2,701	333	680	552	1,136
Purchase obligations	1,618	1,550	57	11	—
Other long-term liabilities	396	51	60	44	241
Total	$9,317	$2,070	$1,544	$839	$4,864
Included in the required debt repayments disclosed above are estimated total interest payments of $1,838 as of February 1, 2020, payable over the remaining life of the debt.
The operating lease obligations in the table above do not include payments for variable lease costs that are required by most of our lease agreements. These costs include variable payments related to real estate taxes, common area maintenance costs and additional rent payments based upon a percentage of our sales, which totaled $105 in 2019.
Purchase obligations primarily consist of inventory purchase orders and capital expenditure commitments.
Other long-term liabilities consist of workers’ compensation and other liability insurance reserves and postretirement benefits. The payment amounts presented above were estimated based on historical payment trends. Other long-term liabilities not requiring cash payments, such as property incentives that exceed the associated ROU asset, were excluded from the table above. Also excluded from the table above are unrecognized tax benefits of $25, as we are unable to reasonably estimate the timing of future cash payments, if any, for these liabilities.
Off-Balance Sheet Arrangements
In management’s opinion, we have no off-balance sheet arrangements that have a material current or future effect on our financial condition or financial statements.
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

Leases
During the first quarter of 2019, we adopted the Lease Standard using the transition method provided in ASU 2018-11 (see Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8). As a result, reporting periods beginning in the first quarter of 2019 are presented under the Lease Standard while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 840 — Leases.
Upon adoption of the Lease Standard, we record leases, which consist primarily of operating leases, on the Consolidated Balance Sheet as operating lease ROU assets, current portion of operating lease liabilities and non-current operating lease liabilities. Operating lease liabilities are initially recognized based on the net present value of the fixed portion of our lease and common area maintenance payments from lease commencement through the lease term. To calculate the net present value, we apply an incremental borrowing rate. The incremental borrowing rate is determined using a portfolio approach based on the rate of interest we would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. We use quoted interest rates obtained from financial institutions as an input to derive our incremental borrowing rate as the discount rate for the lease. We recognize ROU assets based on operating lease liabilities reduced by property incentives. We test ROU assets for impairment in the same manner as long-lived assets, and exclude the related operating lease liability and operating lease payments in our analysis.

Revenue Recognition
During the first quarter of 2018, we adopted the Revenue Standard using the modified retrospective adoption method (see Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8). Results beginning in the first quarter of 2018 are presented under the Revenue Standard, while prior period amounts are not adjusted.
We recognize sales revenue net of estimated returns and excluding sales taxes. Revenue from sales to customers shipped from our Supply Chain Network facilities, stores and directly from our vendors (“shipped revenues”), which includes shipping revenue when applicable, is recognized at shipping point, the point in time where control has transferred to the customer. Costs to ship orders to customers are expensed as a fulfillment activity at shipping point, commissions from sales at our Full-Price stores are expensed at the point of sale and both are recorded in SG&A expenses. Prior to 2018, shipped revenues were recognized upon estimated receipt by the customer and we recorded an estimated in-transit allowance for orders shipped prior to a period’s end, but not yet received by the customer.
We reduce sales and cost of sales by an estimate of customer merchandise returns, which is calculated based on historical return patterns, and record a sales return allowance and an estimated returns asset. Our sales return allowance is classified in other current liabilities and our estimated returns asset, calculated based on the cost of merchandise sold, is classified in prepaid expenses and other on the Consolidated Balance Sheet. Due to the seasonality of our business, these balances typically increase when higher sales occur in the last month of a period, such as the Anniversary Sale, which usually occurs at the end of the second quarter, and decrease in the following period. Prior to 2018, the estimated cost of merchandise returned was netted with our sales return allowance in other current liabilities.
Although we believe we have sufficient current and historical knowledge to record reasonable estimates of sales returns, actual returns could differ from recorded amounts. In the past three years, there were no significant changes in customer return behavior and we have made no material changes to our estimates included in the calculations of our sales return allowance. A 10% change in the sales return allowance net of the estimated returns asset would have had a $12 impact on our net earnings for the year ended February 1, 2020.
As our customers earn points and Nordstrom Notes in The Nordy Club, a portion of underlying sales revenue is deferred based on an estimated stand-alone selling price of points, Nordstrom Notes and other loyalty benefits, such as alterations. We recognize the revenue and related cost of sale when the Nordstrom Notes are ultimately redeemed and reduce our contract liability. We include the deferred revenue in other current liabilities on the Consolidated Balance Sheet. We record breakage revenue of unused points and unredeemed Nordstrom Notes based on expected customer redemption. We estimate, based on historical usage, that approximately 8% of Nordstrom Notes and approximately 16% of points will be unredeemed. Other benefits of the loyalty program, including shopping and fashion events, are recorded in SG&A expenses as these are not a material right of the program.
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
We take physical inventory counts and adjust our records accordingly. Following each physical inventory cycle, we adjust shrinkage to actual results and an estimate is recorded for shrinkage from the count date to year end. We evaluate and determine our estimated shrinkage rate, which is based on a percentage of sales, using the most recent physical inventory and historical results.
Impairment of Long-Lived Assets
When facts and circumstances indicate that the carrying values of certain long-lived assets, including buildings, equipment, amortizable intangible and ROU assets, may be impaired, we perform an evaluation of recoverability by comparing the carrying values of the net assets to their related projected undiscounted future cash flows, in addition to other quantitative and qualitative analyses.
Land, property and equipment are grouped at the lowest level at which there are identifiable cash flows when assessing impairment, while cash flows for our retail store assets are identified at the individual store level.
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
We regularly evaluate the likelihood of realizing the benefit for income tax positions we have taken in various federal, state and foreign filings by considering all relevant facts, circumstances and information available. If we believe it is more likely than not that our position will be sustained, we recognize a benefit at the largest amount that we believe is cumulatively greater than 50% likely to be realized. Our unrecognized tax benefit was $22 as of February 1, 2020, and $30 as of February 2, 2019. Interest and penalties related to income tax matters are classified as a component of income tax expense.
Income taxes require significant management judgment regarding applicable statutes and their related interpretation, the status of various income tax audits and our particular facts and circumstances. Also, as audits are completed or statutes of limitations lapse, it may be necessary to record adjustments to our taxes payable, deferred taxes, tax reserves or income tax expense. Such adjustments did not materially impact our effective income tax rate in 2019 or 2018.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
(Dollars in millions)
INTEREST RATE RISK
For our long-term debt of $2,676, our exposure to interest rate risk is primarily limited to changes in fair value. As our debt is primarily fixed-rate, changes in interest rates do not significantly impact our cash flows. However, changes in interest rates increase or decrease the fair value of our debt, depending on whether market rates are lower or higher than our fixed rates. In addition, $500 of senior unsecured notes will mature in 2021, and if we refinance this debt, we are at risk of interest rate changes with respect to any difference between the existing interest rate and the interest rate on its replacement. As of February 1, 2020, the fair value of our long-term debt was $2,905 (see Note 9: Debt and Credit Facilities and Note 10: Fair Value Measurements in Item 8).
We are exposed to interest rate risk primarily from changes in short-term interest rates. Interest rate fluctuations can affect our interest income and interest expense. As of February 1, 2020, we had cash and cash equivalents of $853 which generate interest income at variable rates.
FOREIGN CURRENCY EXCHANGE RISK
The majority of our revenues, expenses and capital expenditures are transacted in U.S. Dollars. Our U.S. operation periodically enters into merchandise purchase orders denominated in British Pounds or Euros. From time to time, we may use forward contracts to hedge against fluctuations in foreign currency prices. As of February 1, 2020, our outstanding forward contracts did not have a material impact on our Consolidated Financial Statements.
We have six Nordstrom FLS and six Nordstrom Rack stores in Canada. The functional currency of our Canadian operation is the Canadian Dollar. We translate assets and liabilities into U.S. Dollars using the exchange rate in effect at the balance sheet date, while we translate revenues and expenses using an average exchange rate for the period. We record these translation adjustments as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets in Item 8. Our Canadian operation enters into merchandise purchase orders denominated in U.S. Dollars for some portion of its inventory. As sales in Canada are denominated in the Canadian Dollar, gross profit for our Canadian operation can be impacted by foreign currency fluctuations.
In addition, our U.S. operation incurs certain expenditures denominated in Canadian Dollars and our Canadian operation incurs certain expenditures denominated in U.S. Dollars. This activity results in transaction gains and losses that arise from exchange rate fluctuations, which are recorded as gains or losses in the Consolidated Statements of Earnings in Item 8. As of February 1, 2020, activities associated with foreign currency exchange risk have not had a material impact on our Consolidated Financial Statements.

Item 8: Financial Statements and Supplementary Data.

Nordstrom, Inc. and subsidiaries 35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Nordstrom, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the “Company”) as of February 1, 2020 and February 2, 2019, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended February 1, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 1, 2020, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company changed its method for accounting for leases effective February 3, 2019, due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 842, Leases. The Company adopted the new lease standard using the transition method provided in Accounting Standards Update (ASU) No. 2018-11 such that prior period amounts are not adjusted and continue to be reported in accordance with ASC 840, Leases. The adoption of the new leasing standard is also communicated as a critical audit matter below.
Emphasis of a Matter
As discussed within Note 1 to the financial statements, Subsequent Events, effective March 17, 2020, the Company announced the temporary closure of its stores in the U.S. and Canada for two weeks in response to the novel coronavirus (COVID-19) and that the impacts of COVID-19 may have a material adverse impact on its results of operations, financial position and cash flows in 2020. Additionally, the Company drew $800 million on its Revolver in March 2020.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the Audit and Finance Committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Merchandise Inventories — Refer to Note 1 to the financial statements
Critical Audit Matter Description

The Company’s merchandise inventories are generally stated at the lower of cost or market using the retail inventory method (“RIM”). Under the RIM, the valuation of inventories is determined by applying a calculated cost-to-retail ratio to the retail value of ending inventory. The value of the Company’s inventory on the balance sheet is then reduced by a charge to cost of sales for retail inventory markdowns taken on the selling price. Markdowns are recorded to reduce the price of merchandise from its originally marked and recorded retail price to a retail price at which it is expected to be marked and finally sold. To determine if the retail value of its inventory should be marked down, the Company considers many factors, including current and anticipated demand, customer preferences, age of the merchandise and fashion trends. Recorded markdowns represent one of the most significant inputs into the RIM calculation due to their impact on inventory valuation. Accordingly, the Company’s process of recording markdowns is subjective, particularly as it relates to timing of markdowns. If markdowns are not recorded timely, ending inventory will not be accurately stated in the financial statements.
Given the management judgments necessary to identify and record markdowns in a timely manner, performing audit procedures to evaluate the timeliness of markdowns required a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the timing of markdowns taken, included the following, among others:

•	We tested the effectiveness of controls designed to ensure that markdowns are recorded timely.

•
We evaluated the reasonableness of the timing of markdowns recorded by performing analytical procedures to compare current period trends to historical trends at varying levels of disaggregation (i.e. total company, operating segment, and business unit level) across multiple fiscal periods, including, but not limited to, metrics such as markdowns relative to sales trends, inventory turnover, and inventory aging.

•	We evaluated management’s ability to identify triggering events and accurately forecast markdown activity by:

▪	Comparing actual markdowns recorded to management’s historical forecasts

▪	Reading forecast information included in Company press releases, as well as in analyst and industry reports of the Company and selected companies in its peer group.

▪	Reading internal communications to management and the Board of Directors.

•	We performed a retrospective review of markdowns recorded in periods subsequent to fiscal year-end to assess whether any unusual trends occurred that would indicate untimely markdowns.
Lease Liability — Refer to Notes 1 and 2 to the financial statements (also see change in accounting principle explanatory paragraph related to the new leasing standard above)
Critical Audit Matter Description
The Company adopted the provisions of ASC 842, Leases, as of February 3, 2019. In doing so, the Company recorded a lease liability for the present value of its leases of $1.8 billion and a corresponding right-of-use (“ROU”) asset. The Company has disclosed the impact of adoption in Note 2 to its 2019 financial statements. In determining the lease liability and ROU asset, the Company derived an incremental borrowing rate (“IBR”) to calculate the present value of its lease payments. The determination of an IBR requires management to use significant estimates and assumptions as to its credit rating, credit spread, and an estimate for the impact of collateral.
Given the company-specific factors and judgments in the model used by management to develop the IBRs for its leases, the auditing of the IBR’s involved a high degree of auditor judgment, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the IBRs used in the adoption of ASC 842, which thereby determined the impact of adoption disclosed in the February 1, 2020 financial statements, included the following, among others:

•	We tested the effectiveness of controls over the determination and calculation of the IBRs.

•	With the assistance of our fair value specialists, we evaluated the methods and assumptions used by management to estimate the IBRs and tested the inputs used by management to develop the IBRs.
/s/ Deloitte & Touche LLP
Seattle, Washington
March 20, 2020

We have served as the Company’s auditor since 1970

Nordstrom, Inc. and subsidiaries 37

Nordstrom, Inc.
Consolidated Statements of Earnings
(In millions except per share amounts)

Fiscal year	2019	2018	2017
Net sales	$15,132	$15,480	$15,137
Credit card revenues, net	392	380	341
Total revenues	15,524	15,860	15,478
Cost of sales and related buying and occupancy costs	(9,932)	(10,155)	(9,890)
Selling, general and administrative expenses	(4,808)	(4,868)	(4,662)
Earnings before interest and income taxes	784	837	926
Interest expense, net	(102)	(104)	(136)
Earnings before income taxes	682	733	790
Income tax expense	(186)	(169)	(353)
Net earnings	$496	$564	$437

Earnings per share:
Basic	$3.20	$3.37	$2.62
Diluted	$3.18	$3.32	$2.59

Weighted-average shares outstanding:
Basic	155.2	167.3	166.8
Diluted	156.1	170.0	168.9
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
Nordstrom, Inc.
Consolidated Statements of Comprehensive Earnings
(In millions)

Fiscal year	2019	2018	2017
Net earnings	$496	$564	$437
Postretirement plan adjustments, net of tax of $9, ($5) and $2	(27)	14	(6)
Foreign currency translation adjustment	(4)	(17)	20
Comprehensive net earnings	$465	$561	$451
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Consolidated Balance Sheets
(In millions)

	February 1, 2020	February 2, 2019
Assets
Current assets:
Cash and cash equivalents	$853	$957
Accounts receivable, net	179	148
Merchandise inventories	1,920	1,978
Prepaid expenses and other	278	291
Total current assets	3,230	3,374

Land, property and equipment, net	4,179	3,921
Operating lease right-of-use assets	1,774	—
Goodwill	249	249
Other assets	305	342
Total assets	$9,737	$7,886

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,576	$1,469
Accrued salaries, wages and related benefits	510	580
Current portion of operating lease liabilities	244	—
Other current liabilities	1,190	1,324
Current portion of long-term debt	—	8
Total current liabilities	3,520	3,381

Long-term debt, net	2,676	2,677
Deferred property incentives, net	4	457
Non-current operating lease liabilities	1,875	—
Other liabilities	683	498

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 155.6 and 157.6 shares issued and outstanding	3,129	3,048
Accumulated deficit	(2,082)	(2,138)
Accumulated other comprehensive loss	(68)	(37)
Total shareholders’ equity	979	873
Total liabilities and shareholders’ equity	$9,737	$7,886
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc. and subsidiaries 39

Nordstrom, Inc.
Consolidated Statements of Shareholders’ Equity
(In millions except per share amounts)

Fiscal year ended	February 1, 2020	February 2, 2019	February 3, 2018
Common stock
Balance, beginning of year	$3,048	$2,816	$2,707
Issuance of common stock under stock compensation plans	29	163	39
Stock-based compensation	52	69	70
Balance, end of year	$3,129	$3,048	$2,816

Accumulated deficit
Balance, beginning of year	($2,138)	($1,810)	($1,794)
Cumulative effect of adopted accounting standards	(25)	60	—
Net earnings	496	564	437
Dividends	(229)	(250)	(247)
Repurchase of common stock	(186)	(702)	(206)
Balance, end of year	($2,082)	($2,138)	($1,810)

Accumulated other comprehensive loss
Balance, beginning of year	($37)	($29)	($43)
Cumulative effect of adopted accounting standards	—	(5)	—
Other comprehensive (loss) income	(31)	(3)	14
Balance, end of year	($68)	($37)	($29)

Total	$979	$873	$977

Dividends per share	$1.48	$1.48	$1.48
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Consolidated Statements of Cash Flows
(In millions)

Fiscal year	2019	2018	2017
Operating Activities
Net earnings	$496	$564	$437
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses and other, net	671	669	666
Amortization of deferred property incentives	—	(75)	(82)
Right-of-use asset amortization	183	—	—
Deferred income taxes, net	52	(34)	11
Stock-based compensation expense	69	90	77
Change in operating assets and liabilities:
Accounts receivable	82	(4)	1
Proceeds from sale of credit card receivables originated at Nordstrom	—	—	39
Merchandise inventories	30	15	(62)
Prepaid expenses and other assets	(38)	(8)	(21)
Accounts payable	98	12	77
Accrued salaries, wages and related benefits	(71)	1	121
Other current liabilities	(94)	15	48
Deferred property incentives	6	53	64
Lease liabilities	(259)	—	—
Other liabilities	11	(2)	24
Net cash provided by operating activities	1,236	1,296	1,400

Investing Activities
Capital expenditures	(935)	(654)	(731)
Proceeds from sale of credit card receivables originated at third parties	—	—	16
Other, net	26	1	31
Net cash used in investing activities	(909)	(653)	(684)

Financing Activities
Proceeds from long-term borrowings, net of discounts	499	—	635
Principal payments on long-term borrowings	(500)	(56)	(661)
Increase (decrease) in cash book overdrafts	8	—	(55)
Cash dividends paid	(229)	(250)	(247)
Payments for repurchase of common stock	(210)	(678)	(211)
Proceeds from issuances under stock compensation plans	29	163	39
Tax withholding on share-based awards	(17)	(20)	(7)
Other, net	(11)	(26)	(35)
Net cash used in financing activities	(431)	(867)	(542)

Net (decrease) increase in cash and cash equivalents	(104)	(224)	174
Cash and cash equivalents at beginning of year	957	1,181	1,007
Cash and cash equivalents at end of year	$853	$957	$1,181

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes, net of refunds	$178	$280	$363
Interest, net of capitalized interest	111	118	143
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc. and subsidiaries 41

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Founded in 1901 as a retail shoe business in Seattle, Washington, Nordstrom, Inc. is now a leading fashion retailer that offers customers an extensive selection of high-quality fashion brands focused on apparel, shoes, cosmetics and accessories for women, men, young adults and children. This breadth of merchandise allows us to serve a wide range of customers who appreciate quality fashion and a superior shopping experience. We offer brand-name and private label merchandise through multiple retail businesses, including 110 Nordstrom U.S. FLS and Nordstrom.com, six Canada FLS, 248 U.S. and Canadian Nordstrom Rack stores, NRHL, three Jeffrey boutiques, two Last Chance clearance stores, six Trunk Club clubhouses and TrunkClub.com, and five Nordstrom Locals. Our stores are located in 40 states in the U.S., three provinces in Canada and Puerto Rico.
Fiscal Year
We operate on a 52/53-week fiscal year ending on the Saturday closest to January 31st. References to 2019 and all years except 2017 within this document are based on a 52-week fiscal year, while 2017 is based on a 53-week fiscal year.
Principles of Consolidation
The Consolidated Financial Statements include the balances of Nordstrom, Inc. and its subsidiaries. All intercompany transactions and balances are eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities during the reporting period. Uncertainties regarding such estimates and assumptions are inherent in the preparation of financial statements and actual results may differ from these estimates and assumptions. Our most significant accounting judgments and estimates include leases, revenue recognition, inventory valuation, long-lived asset recoverability and income taxes.
Subsequent Events
Effective March 17, 2020, we announced the temporary closure of our stores in the U.S. and Canada for two weeks, including our FLS, Nordstrom Rack stores, Trunk Club clubhouses and Jeffrey boutiques in response to the increased impact from novel coronavirus (COVID-19). We continue to serve customers through our apps and online at Nordstrom.com, Nordstromrack.com, HauteLook and Trunk Club, including digital styling, online order pickup and curbside services at our FLS. While this is expected to be temporary, the current circumstances are dynamic and the impacts of COVID-19 on our business operations, including the duration and impact on overall customer demand, cannot be reasonably estimated at this time and we anticipate this may have a material adverse impact on our business, results of operations, financial position and cash flows in 2020.
As of February 1, 2020, our existing cash and cash equivalents on-hand were $853 and had $800 available on our Revolver, with an option to increase the Revolver by up to $200, to a total of $1,000 (see Note 9: Debt and Credit Facilities). As a precautionary measure, to increase our cash position and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 outbreak, we drew down $800 on our Revolver in March 2020.
Revenue
During the first quarter of 2018, we adopted the Revenue Standard, using the modified retrospective method. Results for reporting periods beginning in the first quarter of 2018 are presented under the Revenue Standard while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605 — Revenue Recognition. Upon adoption, we recorded a net cumulative effect adjustment of $55 which decreased beginning accumulated deficit.
Net Sales
We recognize sales revenue net of estimated returns and excluding sales taxes. Revenue from sales to customers shipped from our Supply Chain Network facilities, stores and directly from our vendors (“shipped revenues”), which includes shipping revenue when applicable, is recognized at shipping point, the point in time where control has transferred to the customer. Costs to ship orders to customers are expensed as a fulfillment activity at shipping point, commissions from sales at our Full-Price stores are expensed at the point of sale and both are recorded in SG&A expenses. Prior to 2018, shipped revenues were recognized upon estimated receipt by the customer and we recorded an estimated in-transit allowance for orders shipped prior to a period’s end, but not yet received by the customer.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

We reduce sales and cost of sales by an estimate of customer merchandise returns, which is calculated based on historical return patterns, and record a sales return allowance and an estimated returns asset. Our sales return allowance is classified in other current liabilities and our estimated returns asset, calculated based on the cost of merchandise sold, is classified in prepaid expenses and other on the Consolidated Balance Sheet. Due to the seasonality of our business, these balances typically increase when higher sales occur in the last month of a period, such as the Anniversary Sale, which usually occurs at the end of the second quarter, and decrease in the following period. Prior to 2018, the estimated cost of merchandise returned was netted with our sales return allowance in other current liabilities.
Loyalty Program
We evolved our customer loyalty program with the launch of The Nordy Club in October 2018, which incorporates a traditional point system and the favorite benefits of our previous program, while providing customers exclusive access to products and events, enhanced services, personalized experiences and more convenient ways to shop. Customers accumulate points based on their level of spending and type of participation. Upon reaching certain point thresholds, customers receive Nordstrom Notes, which can be redeemed for goods or services offered at Nordstrom FLS, Nordstrom.com, Nordstrom Rack and NRHL. Nordstrom cardmembers can also earn rewards at Trunk Club. The Nordy Club member benefits will vary based on the level of customer spend, and include Bonus Points days and shopping and fashion events.
We offer customers access to a variety of payment products and services, including a selection of Nordstrom-branded Visa® credit cards in the U.S. and Canada, as well as a Nordstrom-branded private label credit card for Nordstrom purchases. When customers use a Nordstrom-branded credit or debit card, they also participate in The Nordy Club and receive additional benefits, which can vary depending on the level of spend, including early access to the Anniversary Sale, Nordstrom to You (an in-home stylist) and incremental accumulation of points toward Nordstrom Notes.
As our customers earn points and Nordstrom Notes in The Nordy Club, a portion of underlying sales revenue is deferred based on an estimated stand-alone selling price of points, Nordstrom Notes and other loyalty benefits, such as alterations. We recognize the revenue and related cost of sale when the Nordstrom Notes are ultimately redeemed and reduce our contract liability. We include the deferred revenue in other current liabilities on the Consolidated Balance Sheet. We record breakage revenue of unused points and unredeemed Nordstrom Notes based on expected customer redemption. We estimate, based on historical usage, that approximately 8% of Nordstrom Notes and approximately 16% of points will be unredeemed. Other benefits of the loyalty program, including shopping and fashion events, are recorded in SG&A expenses as these are not a material right of the program.
As of February 1, 2020 and February 2, 2019, our outstanding performance obligation for The Nordy Club, which consists primarily of unredeemed points and Nordstrom Notes at retail value under the Revenue Standard was $162 and $159. Almost all Nordstrom Notes are redeemed within approximately nine months of issuance. Prior to 2018, we estimated the net cost of Nordstrom Notes to be issued and redeemed and recorded this cost as rewards points were accumulated. This cost, as well as reimbursed alterations, was recorded in cost of sales as we provided customers with products and services for these rewards.
Credit Card Revenues, net
Although the primary purpose of offering our credit cards is to foster greater customer loyalty and drive more sales, we also receive credit card revenue through our program agreement with TD, whereby TD is the exclusive issuer of our consumer credit cards and we perform account servicing functions. We completed the sale of a substantial majority of our U.S. Visa and private label credit card portfolio to TD in 2015, and in November 2017, we sold the remaining balances to TD, which consisted of employee credit card receivables for the U.S. Visa and Nordstrom private label credit cards (see Note 4: Credit Card Receivable Transaction). Credit card revenues, net include our portion of the ongoing credit card revenue, net of credit losses, pursuant to our program agreement with TD. In 2017, we also recorded asset amortization and deferred revenue recognition associated with the assets and liabilities recorded as part of the initial transaction to sell our U.S. Visa and private label credit card portfolio to TD.
Upon adoption of the Revenue Standard, the remaining unamortized balances of the investment in contract asset and deferred revenue associated with the sale of the credit card receivables were eliminated as part of a cumulative-effect adjustment, reducing the opening balance of accumulated deficit for 2018. As a result, the asset amortization and deferred revenue recognition are no longer recorded in credit card revenues, net. Prior to 2018, the investment in contract asset was classified in prepaid expenses and other and other assets, while the deferred revenue was classified in other current liabilities and other liabilities on the Consolidated Balance Sheet.

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
As of February 1, 2020 and February 2, 2019, our outstanding performance obligation for unredeemed gift cards was $414 and $389. Almost all gift cards are redeemed within two years of issuance. We record breakage revenue on unused gift cards based on expected customer redemption. We estimate, based on historical usage, that 2% will be unredeemed and recognized as revenue. Breakage income was $17 and $14 in 2019 and 2018. Prior to 2018, gift card breakage was recorded in SG&A expenses and was estimated based on when redemption was considered remote. Breakage income was $16 in 2017.
Cost of Sales
Cost of sales primarily includes the purchase and manufacturing costs of inventory sold (net of vendor allowances) and in-bound freight expense.
Buying and Occupancy Costs
Buying costs consist primarily of compensation and other costs incurred by our merchandising and product development groups. Occupancy costs include rent, depreciation, property taxes and facility operating costs of our retail, corporate center and Supply Chain Network facilities.
Selling, General and Administrative Expenses
SG&A expenses consist primarily of compensation and benefit costs, marketing, supply chain and technology.
Estimated Non-recurring Charge
We recognized an Estimated Non-recurring Charge of $72, or $49 net of tax, in 2018, resulting from some delinquent Nordstrom credit card accounts being charged higher interest in error. Less than 4% of Nordstrom cardmembers received a cash refund or credit to outstanding balances, with most receiving less than one hundred dollars. We recorded an estimated charge representing our costs through 2018, which were comprised primarily of amounts we have refunded to impacted cardmembers. In 2018, the Estimated Non-recurring Charge increased our SG&A expenses on our Consolidated Statement of Earnings and other current liabilities on our Consolidated Balance Sheet.
Advertising
Advertising production costs for internet, magazines, store events and other media are expensed the first time the advertisement is run. Online marketing costs are expensed when incurred. Total advertising expenses, net of vendor allowances, of $299, $246 and $261 in 2019, 2018 and 2017 were included in SG&A expenses.
Vendor Allowances
We receive allowances from merchandise vendors for cosmetic expenses, purchase price adjustments, advertising programs and various other expenses. Allowances for cosmetic expenses are recorded in SG&A expenses as a reduction of the related costs when incurred. Purchase price adjustments are recorded as a reduction of cost of sales at the point they have been earned and the related merchandise has been marked down or sold. Allowances for advertising programs and other expenses are recorded in SG&A expenses as a reduction of the related costs when incurred. Vendor allowances earned are as follows:

Fiscal year	2019	2018	2017
Cosmetic expenses	$140	$149	$159
Purchase price adjustments	171	180	184
Advertising	101	115	107
Other	6	6	7
Total vendor allowances	$418	$450	$457

Shipping and Handling Costs
Our shipping and handling costs include payments to third-party shippers and costs to hold, move and prepare merchandise for shipment. These costs do not include in-bound freight to our Supply Chain Network facilities, which we include in the cost of our inventory. Shipping and handling costs of $627, $589 and $523 in 2019, 2018 and 2017 were included in SG&A expenses.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Stock-Based Compensation
In May 2019, our shareholders approved the adoption of the 2019 Plan, which replaced the 2002 Plan and the 2010 Plan. The 2019 Plan authorizes the grant of stock options, PSUs, RSUs, stock appreciation rights and both restricted and unrestricted shares of common stock to employees and nonemployee directors. We grant stock-based awards under our 2019 Plan, and employees may purchase our stock at a discount under our ESPP. We predominantly recognize stock-based compensation expense related to stock-based awards at their estimated grant date fair value, recorded on a straight-line basis over the requisite service period. Compensation expense for certain award holders is accelerated based upon age and years of service. The total compensation expense is reduced by actual forfeitures as they occur over the vesting period of the awards.
We estimate the grant date fair value of stock options using the Binomial Lattice option valuation model. The fair value of RSUs are determined based on the number of RSUs granted and the quoted price of our common stock on the date of grant, less the estimated present value of dividends over the vesting period. PSUs granted are classified as equity and the fair value is determined based on the number of PSUs granted and the quoted price of our common stock on the date of grant, less the estimated present value of dividends over the vesting period.
Issuance of common stock under stock compensation plans on the Consolidated Statements of Shareholders’ Equity includes proceeds from our common stock option exercises and purchases of shares under the ESPP, while stock-based compensation primarily includes stock-based compensation expense for our common stock options, RSUs and PSUs partially offset by shares withheld for taxes on RSUs.
New Store Opening Costs
Non-capital expenditures associated with opening new stores, including marketing expenses, relocation expenses and occupancy costs, are charged to expense as incurred. These costs are included in both buying and occupancy costs and SG&A, according to their nature as disclosed above.
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
In February 2018, as a result of adopting ASU No. 2018-02, Income Statement — Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, we reclassified $5 of tax impacts from accumulated other comprehensive loss to accumulated deficit, decreasing the beginning accumulated deficit for the year ended February 2, 2019.
Comprehensive Net Earnings
Comprehensive net earnings consist of net earnings and other gains and losses affecting equity that are excluded from net earnings. These consist of postretirement plan adjustments, net of related income tax effects, and foreign currency translation adjustments.
Cash Equivalents
Cash equivalents are short-term investments with a maturity of three months or less from the date of purchase and are carried at cost, which approximates fair value. At the end of 2019 and 2018, checks not yet presented for payment drawn in excess of our bank deposit balances were $110 and $102 and included within accounts payable on our Consolidated Balance Sheets.

Nordstrom, Inc. and subsidiaries 45

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Accounts Receivable
Accounts receivable, net primarily includes receivables from non-Nordstrom-branded credit and debit cards and, in 2019, developer reimbursements as a result of the adoption of the Lease Standard.
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
We take physical inventory counts and adjust our records accordingly. Following each physical inventory cycle, we adjust shrinkage to actual results and an estimate is recorded for shrinkage from the count date to year end. We evaluate and determine our estimated shrinkage rate, which is based on a percentage of sales, using the most recent physical inventory and historical results.
Leases
During the first quarter of 2019, we adopted the Lease Standard using the transition method provided in ASU 2018-11. As a result, reporting periods beginning in the first quarter of 2019 are presented under the Lease Standard while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 840 — Leases.
Upon adoption of the Lease Standard, we record leases, which consist primarily of operating leases, on the Consolidated Balance Sheet as operating lease ROU assets, current portion of operating lease liabilities and non-current operating lease liabilities. Operating lease liabilities are initially recognized based on the net present value of the fixed portion of our lease and common area maintenance payments from lease commencement through the lease term. To calculate the net present value, we apply an incremental borrowing rate. The incremental borrowing rate is determined using a portfolio approach based on the rate of interest we would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. We use quoted interest rates obtained from financial institutions as an input to derive our incremental borrowing rate as the discount rate for the lease. We recognize ROU assets based on operating lease liabilities reduced by property incentives. We test ROU assets for impairment in the same manner as long-lived assets, and exclude the related operating lease liability and operating lease payments in our analysis.
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
Before 2019, we recognized minimum rent expense, net of developer reimbursements, on a straight-line basis over the minimum lease term from the time we controlled the leased property. For scheduled rent escalation clauses during the lease terms, we recorded minimum rent expense on a straight-line basis over the terms of the leases, with the adjustments accrued as current and non-current deferred rent and included in other current liabilities and other liabilities on our Consolidated Balance Sheet. Contingent rental payments, typically based on a percentage of sales, were recognized in rent expense primarily in occupancy costs when payment of the contingent rent was probable.
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

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Depreciation and amortization are computed using the straight-line method over the asset’s estimated useful life, which is determined by asset category as follows:

Asset	Life (in years)
Buildings and improvements	5 – 40
Store fixtures and equipment	3 – 15
Leasehold improvements	5 – 40
Capitalized software	2 – 7

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
Goodwill
Goodwill represents the excess of acquisition cost over the fair value of the related net assets acquired and is not subject to amortization. We review our goodwill annually for impairment or when circumstances indicate that the carrying value may exceed the fair value. As a result of early adopting ASU 2017-04 in the fourth quarter of 2019 (see the Recent Accounting Pronouncements section), we perform this evaluation at the reporting unit level, all within our Retail segment, comprised of the principal business units within our Retail segment, through the application of a quantitative fair value test. We compare the carrying value of the reporting unit to its estimated fair value, which is based on the expected present value of future cash flows (income approach), comparable public companies and acquisitions (market approach), or a combination of both. If fair value is lower than the carrying value, an impairment charge is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The following summarizes our goodwill activity for the past three fiscal years:

Goodwill
Balance at January 28, 2017	$238
Additions	—
Balance at February 3, 2018	238
Additions	11
Balance at February 2, 2019	249
Additions	—
Balance at February 1, 2020	$249

Prior to the fourth quarter of 2019, we allocated goodwill to three reporting units, including Trunk Club, NRHL and Nordstrom U.S. We reviewed Trunk Club and NRHL goodwill as of the first day of the fourth quarter and Nordstrom U.S. goodwill as of the first day of the first quarter. We are integrating Trunk Club into our Full-Price business to enable a superior experience for customers, drive more business and gain efficiencies. As a result of this strategic change, Trunk Club is no longer a separate reporting unit and our Trunk Club and Nordstrom U.S. goodwill is now allocated to our Full-Price operating segment as of the fourth quarter of 2019. In connection with this change, we voluntarily elected to change our testing date to the first day of the fourth quarter, which better aligns with the timing of our long-term planning process. This accounting policy change is preferable to management, is not material, is not expected to produce different impairment results and did not result in a goodwill impairment charge in 2019.
We continue to make investments in evolving the customer experience, with a strong emphasis on integrating technology across our business. To support these efforts, we acquired two retail technology companies during 2018 and recorded $11 of goodwill from these acquisitions. Therefore, in 2018, we allocated this goodwill to our Nordstrom U.S. reporting unit, as the investments primarily benefit Nordstrom FLS and Nordstrom.com.
Long-Lived Assets
When facts and circumstances indicate that the carrying values of certain long-lived assets, including buildings, equipment, amortizable intangible and ROU assets, may be impaired, we perform an evaluation of recoverability by comparing the carrying values of the net assets to their related projected undiscounted future cash flows, in addition to other quantitative and qualitative analyses.

Nordstrom, Inc. and subsidiaries 47

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Land, property and equipment are grouped at the lowest level at which there are identifiable cash flows when assessing impairment, while cash flows for our retail store assets are identified at the individual store level.
Amortization expense for acquired intangibles was $7, $11 and $11 in 2019, 2018 and 2017. In 2019, as a result of the Trunk Club integration, we fully impaired the remaining acquired Trunk Club intangible asset and recorded a loss of $11. No future amortization expense will be recorded.
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
Foreign Currency
We have six Nordstrom FLS in Canada and six Nordstrom Rack stores in Canada. The functional currency of our Canadian operation is the Canadian Dollar. We translate assets and liabilities into U.S. Dollars using the exchange rate in effect at the balance sheet date, while we translate revenues and expenses using an average exchange rate for the period. We record these translation adjustments as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets.
In addition, our U.S. operation incurs certain expenditures denominated in Canadian Dollars and our Canadian operation incurs certain expenditures denominated in U.S. Dollars. This activity results in transaction gains and losses that arise from exchange rate fluctuations, which are recorded as gains or losses in the Consolidated Statements of Earnings. As of February 1, 2020, activities associated with foreign currency exchange risk have not had a material impact on our Consolidated Financial Statements.
Recent Accounting Pronouncements
In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. This guidance is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted. We have elected to early adopt this ASU effective the beginning of the fourth quarter of 2019. Our adoption of this standard was not material to our Consolidated Financial Statements.
In March 2019, we adopted the SEC’s rule on FAST Act Modernization and Simplification of Regulation S-K. The amendment aims to modernize and simplify certain reporting requirements and improve readability and navigability between disclosures. This final rule was effective for the first quarter of 2019. Our adoption of this final rule did not have a material effect on our Consolidated Financial Statements.
NOTE 2: LEASES
During the first quarter of 2019, we adopted the Lease Standard using the transition method provided in ASU 2018-11. As a result, reporting periods beginning in the first quarter of 2019 are presented under the Lease Standard while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 840 — Leases.
Adoption of the Lease Standard did not have a material impact on our Consolidated Statement of Earnings, Consolidated Statement of Comprehensive Earnings, Consolidated Statement of Cash Flows or Consolidated Statement of Shareholders’ Equity. The impact of adopting the Lease Standard resulted in the following on February 3, 2019:

•	Increase in total assets and total liabilities of $1,849 primarily due to recognizing ROU assets and operating lease liabilities for most leases previously classified as operating leases.

•	Reclassification of deferred property incentives, net of $568 to ROU assets on the Consolidated Balance Sheet.

•
Reclassification of deferred property incentives, net of $339 from ROU assets to other current liabilities and other liabilities on the Consolidated Balance Sheet for property incentives that exceed the associated ROU asset. Property incentives that exceed the associated ROU asset are primarily due to leases with low fixed lease costs that may also have variable lease costs that are excluded from the ROU asset.

•
Increase in beginning accumulated deficit of $25 primarily due to the net impact of removing a building and associated financial obligation from land, property and equipment and long-term debt, net on the Consolidated Balance Sheet related to a failed sale-leaseback transaction.

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
The following table summarizes the components of lease cost:

Fiscal year	2019
Operating Lease Cost	$278
Variable lease cost[1]	105
Sublease income	(9)
Total lease cost, net	$374
1 Variable lease cost includes short-term lease cost, which was immaterial for the year ended February 1, 2020.
The following table summarizes future lease payments as of February 1, 2020:

Fiscal year	Operating Leases
2020	$333
2021	353
2022	327
2023	300
2024	252
Thereafter	1,136
Total lease payments	2,701

Less: amount representing interest	(582)
Present value of net lease payments[1]	$2,119
1 Total lease payments exclude $12 of lease payments for operating leases that were signed but have not yet commenced.

The following table includes supplemental information:

Fiscal year	2019
Cash paid related to operating lease liabilities	$360
Operating lease interest	101
Operating lease liabilities arising upon adoption of the Lease Standard	2,224
Operating lease liabilities arising from the commencement of lease agreements	150
Cash received from developer reimbursements	79
Amortization of developer reimbursements	75

February 1, 2020
Weighted-average remaining lease term	10 years
Weighted-average discount rate	4.7%

Nordstrom, Inc. and subsidiaries 49

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Previous Lease Standard Disclosures
The following table summarizes rent expense before adoption of the Lease Standard:

Fiscal year	2018	2017
Minimum rent	$321	$318
Percentage rent	9	11
Property incentives	(79)	(79)
Total rent expense	$251	$250

The rent expense above does not include common area maintenance charges, real estate taxes and other executory costs, which were $138 in 2018 and $121 in 2017.
The following table summarizes future minimum lease payments as of February 2, 2019, before adoption of the Lease Standard:

Fiscal year	Operating Leases
2019	$322
2020	313
2021	294
2022	271
2023	249
Thereafter	1,160
Total minimum lease payments	$2,609

NOTE 3: REVENUE
Contract Liabilities
Contract liabilities represent our obligation to transfer goods or services to customers and include deferred revenue for The Nordy Club (including points and Nordstrom Notes) and gift cards. Our contract liabilities are classified as current on the Consolidated Balance Sheet and are as follows:

Contract Liabilities
Opening balance as of February 4, 2018	$498
Balance as of February 2, 2019	548
Balance as of February 1, 2020	576

Revenues recognized from our beginning contract liability balance were $313 and $307 for the years ended February 1, 2020 and February 2, 2019.
Disaggregation of Revenue
The following table summarizes our disaggregated net sales:

Fiscal year	2019	2018	2017
Net sales by business[1]:
Full-Price	$9,943	$10,299	$10,452
Off-Price	5,189	5,181	4,956
Other	—	—	(271)
Total net sales	$15,132	$15,480	$15,137

Digital sales as % of net sales	33%	30%	27%
1 We present our sales in the way that management views our results internally, including presenting 2019 and 2018 under the Revenue Standard while prior period amounts are not adjusted and allocating our sales return allowance and loyalty related adjustments to Full-Price and Off-Price. For 2017, Other primarily included unallocated sales return, in-transit and loyalty related adjustments necessary to reconcile sales by business to total net sales. If we applied the sales return allowance allocation and the loyalty related adjustments to 2017, Full-Price net sales would decrease $211, Off-Price net sales would decrease $60 and Other net sales would increase $271.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

The following table summarizes the percent of net sales by merchandise category:

Fiscal year	2019	2018	2017
Women’s Apparel	31%	32%	32%
Shoes	24%	24%	23%
Men’s Apparel	16%	16%	16%
Women’s Accessories	11%	11%	11%
Beauty	11%	11%	11%
Kids’ Apparel	4%	4%	4%
Other	3%	2%	3%
Total net sales	100%	100%	100%

NOTE 4: CREDIT CARD RECEIVABLE TRANSACTION
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
Cash Flows Presentation
Nordstrom private label credit and debit cards can be used at a majority of our U.S. retail businesses, while Nordstrom Visa credit cards also may be used for purchases outside of Nordstrom. Prior to the completion of the credit card receivable transaction in November 2017, cash flows from the use of both the private label and Nordstrom Visa credit cards for sales originating at our stores and our digital channels were treated as an operating activity within the Consolidated Statements of Cash Flows, as they related to sales at Nordstrom. Additionally, cash flows arising from the use of Nordstrom Visa credit cards outside of our stores were treated as an investing activity within the Consolidated Statements of Cash Flows, as they represented loans made to our customers for purchases at third parties.
NOTE 5: LAND, PROPERTY AND EQUIPMENT
Land, property and equipment consist of the following:

	February 1, 2020	February 2, 2019
Land and land improvements	$288	$111
Buildings and building improvements	1,591	1,240
Leasehold improvements	3,263	3,152
Store fixtures and equipment	4,015	3,832
Capitalized software	1,547	1,492
Construction in progress	470	741
Land, property and equipment	11,174	10,568
Less: accumulated depreciation and amortization	(6,995)	(6,647)
Land, property and equipment, net	$4,179	$3,921
Depreciation and amortization expense was $654, $661 and $655 in 2019, 2018 and 2017. Prior to the adoption of the Lease Standard, the total cost of property and equipment held under capital lease obligations was $26 at the end of 2018 and 2017, with related accumulated amortization of $26 and $25 in 2018 and 2017.
In 2019, we incurred $60 in net non-cash investing activities for accruals for capital expenditures, primarily related to Nordstrom NYC and our Supply Chain Network.

Nordstrom, Inc. and subsidiaries 51

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

NOTE 6: SELF-INSURANCE
Our self-insurance reserves are summarized as follows:

	February 1, 2020	February 2, 2019
Workers’ compensation	$79	$77
Employee health and welfare	25	25
Other liability	14	15
Total self-insurance reserve	$118	$117

Our workers’ compensation policies have a retention per claim of $1 or less and no policy limits.
We are self-insured for the majority of our employee health and welfare coverage and we do not use stop-loss coverage. Participants contribute to the cost of their coverage through premiums and out-of-pocket expenses for deductibles, co-pays and co-insurance.
Our liability policies, encompassing an employment practices liability, with a policy limit up to $30, and a commercial general liability, with a policy limit up to $151, have a retention per claim of $3 or less. Subsequent to the year ended February 1, 2020, the policy limit on a commercial general liability will decrease to $101.
NOTE 7: 401(K) PLAN
We provide a 401(k) plan for our employees that allows for employee elective contributions and our discretionary contributions. Employee elective contributions are funded through voluntary payroll deductions. Our discretionary contribution is funded in an amount determined by our Board of Directors each year. Total expenses related to Company contributions of $85, $102 and $110 in 2019, 2018 and 2017 were included in both buying and occupancy costs and SG&A expenses on our Consolidated Statements of Earnings. The $110 in 2017 included $94 of matching contributions and $16 for a one-time discretionary profit-sharing contribution.
NOTE 8: POSTRETIREMENT BENEFITS
We have a SERP, which provides retirement benefits to certain officers and select employees. The SERP has different benefit levels depending on the participant’s role. At the end of 2019, we had 57 participants in the plan, including 11 officers and select employees eligible for SERP benefits, 44 retirees and two beneficiaries. This plan is non-qualified and does not have a minimum funding requirement.
Benefit Obligations and Funded Status
Our benefit obligation and funded status is as follows:

	February 1, 2020	February 2, 2019
Change in benefit obligation:
Benefit obligation at beginning of year	$190	$200
Participant service cost	2	2
Interest cost	7	7
Benefits paid	(9)	(9)
Actuarial loss (gain)	34	(10)
Benefit obligation at end of year	224	190
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	9	9
Benefits paid	(9)	(9)
Fair value of plan assets at end of year	—	—
Underfunded status at end of year	($224)	($190)

The accumulated benefit obligation, which is the present value of benefits, assuming no future compensation changes, was $222 and $188 at the end of 2019 and 2018.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Amounts recognized as liabilities in the Consolidated Balance Sheets consist of the following:

	February 1, 2020	February 2, 2019
Accrued salaries, wages and related benefits	$11	$10
Other liabilities (noncurrent)	213	180
Net amount recognized	$224	$190

Components of SERP Expense
The components of SERP expense recognized in the Consolidated Statements of Earnings are as follows:

Fiscal year	2019	2018	2017
Participant service cost	$2	$2	$3
Interest cost	7	7	7
Amortization of net loss and other	1	5	3
Total SERP expense	$10	$14	$13

Amounts not yet reflected in SERP expense and included in accumulated other comprehensive loss (pre-tax) consist of the following:

	February 1, 2020	February 2, 2019
Accumulated loss	($62)	($30)
Prior service credit	—	1
Total accumulated other comprehensive loss	($62)	($29)

Assumptions
Weighted-average assumptions used to determine our benefit obligation and SERP expense are as follows:

Fiscal year	2019	2018	2017
Assumptions used to determine benefit obligation:
Discount rate	2.97%	4.27%	3.95%
Rate of compensation increase	2.50%	2.50%	3.00%
Assumptions used to determine SERP expense:
Discount rate	4.27%	3.95%	4.31%
Rate of compensation increase	2.50%	3.00%	3.00%

Future Benefit Payments and Contributions
As of February 1, 2020, the expected future benefit payments based upon the assumptions described above and including benefits attributable to estimated future employee service are as follows:

Fiscal year
2020	$11
2021	11
2022	11
2023	12
2024	12
2025 – 2029	62

Nordstrom, Inc. and subsidiaries 53

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

NOTE 9: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt is as follows:

	February 1, 2020	February 2, 2019
Long-term debt, net of unamortized discount:
Senior notes, 4.75%, due May 2020	$—	$500
Senior notes, 4.00%, due October 2021	500	500
Senior notes, 4.00%, due March 2027	349	349
Senior debentures, 6.95%, due March 2028	300	300
Senior notes, 4.375%, due April 2030	500	—
Senior notes, 7.00%, due January 2038	147	146
Senior notes, 5.00%, due January 2044	897	895
Other[1]	(17)	(5)
Total long-term debt	2,676	2,685

Less: current portion	—	(8)
Total due beyond one year	$2,676	$2,677

1 Other primarily includes deferred bond issue costs.
Required principal payments on long-term debt are as follows:

Fiscal year
2020	$—
2021	500
2022	—
2023	—
2024	—
Thereafter	2,264

During 2019, we issued $500 aggregate principal amount of 4.375% senior unsecured notes due April 2030. With the proceeds of this issuance, we retired our $500 senior unsecured notes that were due May 2020. We incurred $8 of net interest expense related to the refinancing, which primarily included a one-time payment to 2020 Senior Note holders under a make-whole provision.
Interest Expense
The components of interest expense, net are as follows:

Fiscal year	2019	2018	2017
Interest on long-term debt and short-term borrowings	$151	$146	$168
Less:
Interest income	(10)	(15)	(5)
Capitalized interest	(39)	(27)	(27)
Interest expense, net	$102	$104	$136

Credit Facilities
As of February 1, 2020, we had total short-term borrowing capacity of $800 under the Revolver that expires in September 2023. The Revolver contains customary representations, warranties, covenants and terms, including paying a variable rate of interest and a commitment fee based on our debt rating. The Revolver is available for working capital, capital expenditures and general corporate purposes. Provided that we obtain written consent from the lenders, we have the option to increase the Revolver by up to $200, to a total of $1,000, and two options to extend the Revolver by one year. For more information, see subsequent events in Note 1: Nature of Operations and Summary of Significant Accounting Policies.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

The Revolver requires that we maintain an adjusted debt to EBITDAR leverage ratio of no more than four times. The Revolver’s ratio calculation methodology has not been impacted by the adoption of the Lease Standard. As of February 1, 2020 and February 2, 2019, we were in compliance with this covenant.
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
As of February 1, 2020 and February 2, 2019, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our Revolver.
Our wholly owned subsidiary in Puerto Rico maintained a $52 unsecured borrowing facility to support our expansion into that market. Borrowings on this facility incurred interest at an annual rate based upon LIBOR plus 1.275% and also incurred a fee based on any unused commitment. In 2018, we fully repaid $47 outstanding on this facility, and did not renew the facility upon expiration in the fourth quarter of 2018.
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
Long-term debt is recorded at carrying value. If long-term debt was measured at fair value, we would use quoted market prices of the same or similar issues, which is considered Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	February 1, 2020	February 2, 2019
Carrying value of long-term debt	$2,676	$2,685
Fair value of long-term debt	2,905	2,692

Non-financial Assets Measured at Fair Value on a Nonrecurring Basis
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill, long-lived tangible, right-of-use and intangible assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. For additional information related to goodwill and intangible, long-lived and right-of-use assets and impairments, see Note 1: Nature of Operations and Summary of Significant Accounting Policies.
NOTE 11: COMMITMENTS AND CONTINGENCIES
Our estimated total purchase obligations, which primarily consist of capital expenditure commitments and inventory purchase orders, were $1,618 as of February 1, 2020. In connection with the purchase of foreign merchandise, we have no outstanding trade letters of credit as of February 1, 2020.

Our NYC flagship store opened in October 2019 and the related building and equipment assets were placed into service as of the end of the third quarter. While our store has opened, construction continues in the residential condominium units above the store. As of February 1, 2020, we have a fee interest in the retail condominium unit. We are committed to make one remaining installment payment based on the developer meeting final pre-established construction and development milestones.

Nordstrom, Inc. and subsidiaries 55

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

NOTE 12: SHAREHOLDERS’ EQUITY
The following is a summary of the activity related to our share repurchase programs in 2019, 2018, and 2017:

	Shares	Average price per share	Amount
Capacity at January 28, 2017			$529
February 2017 authorization (ended August 31, 2018)			500
Shares repurchased	4.6	$45	(206)
Expiration of unused October 2015 authorization capacity in March 2017			(409)
Capacity at February 3, 2018			414
August 2018 authorization (no expiration)			1,500
Shares repurchased	14.3	$49	(702)
Expiration of unused February 2017 authorization capacity in August 2018			(319)
Capacity at February 2, 2019			893
Shares repurchased	4.1	$45	(186)
Capacity at February 1, 2020			$707

The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to market and economic conditions and applicable SEC rules.
We paid dividends of $1.48 per share in 2019, 2018 and 2017. In February 2020, subsequent to year end, we declared a quarterly dividend of $0.37 per share, which will be paid on March 25, 2020 to shareholders of record as of March 10, 2020.
NOTE 13: STOCK-BASED COMPENSATION
We currently grant stock-based awards under our 2019 Plan and employees may purchase our stock at a discount under our ESPP. Under our deferred and stock-based compensation plan arrangements, the Company issued 2.1, 4.9, and 1.6 shares of common stock in 2019, 2018 and 2017.
Under the 2019 Plan, the aggregate number of shares to be issued may not exceed 9.5 plus any shares currently outstanding under the 2010 Plan that are forfeited or expire during the term of the 2019 Plan. As of February 1, 2020, we have 9.5 shares authorized, 12.2 shares issued and outstanding and 10.3 shares remaining available for future grants under the 2019 Plan. No future grants will be made under the 2002 Plan and the 2010 Plan.
Under the ESPP, employees may make payroll deductions of up to 10% of their base and bonus compensation for the purchase of Nordstrom common stock. At the end of each six-month offering period, participants apply their accumulated payroll deductions toward the purchase of shares of our common stock at 90% of the fair market value on the last day of the offer period. As of February 1, 2020, we had 12.6 shares authorized and 1.3 shares available for issuance under the ESPP. We issued 0.5 and 0.4 shares under the ESPP during 2019 and 2018. At the end of 2019 and 2018, we had current liabilities of $5 and $6 for future purchases of shares under the ESPP.
The following table summarizes our stock-based compensation expense:

Fiscal year	2019	2018	2017
RSUs	$49	$71	$51
Stock options	11	12	18
Other[1]	9	7	8
Total stock-based compensation expense, before income tax benefit	69	90	77
Income tax benefit	(18)	(23)	(20)
Total stock-based compensation expense, net of income tax benefit	$51	$67	$57
1 Other stock-based compensation expense includes PSUs, ESPP and nonemployee director stock awards.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

The stock-based compensation expense before income tax benefit was recorded in our Consolidated Statements of Earnings as follows:

Fiscal year	2019	2018	2017
Cost of sales and related buying and occupancy costs	$20	$28	$25
SG&A expenses	49	62	52
Total stock-based compensation expense, before income tax benefit	$69	$90	$77

Restricted Stock
Our Compensation, People and Culture Committee of our Board of Directors approves grants of restricted stock units to employees. The number of units granted to an individual are determined based upon a percentage of the recipient’s base salary and the fair value of the restricted stock. Restricted stock units typically vest over four years.
A summary of restricted stock unit activity for 2019 is presented below:

Fiscal year	2019
	Shares	Weighted-average grant date fair value per unit
Outstanding, beginning of year	3.9	$47
Granted	1.5	39
Vested	(1.6)	46
Forfeited or cancelled	(0.6)	45
Outstanding, end of year	3.2	$44

The aggregate fair value of restricted stock units vested during 2019, 2018 and 2017 was $65, $54 and $26. As of February 1, 2020, the total unrecognized stock-based compensation expense related to nonvested restricted stock units was $79, which is expected to be recognized over a weighted-average period of 28 months.
Stock Options
Our Compensation, People and Culture Committee of our Board of Directors approves grants of nonqualified stock options to employees. We used the following assumptions to estimate the fair value for stock options at each grant date (excluding options granted in connection with the Trunk Club acquisition):

Fiscal year[1]	2019	2017
Assumptions
Risk-free interest rate: Represents the yield on U.S. Treasury zero-coupon securities that mature over the 10-year life of the stock options.	2.5% – 2.7%	1.0% – 2.5%
Weighted-average volatility: Based on a combination of the historical volatility of our common stock and the implied volatility of exchange-traded options for our common stock.	34.6%	40.1%
Weighted-average expected dividend yield: Our forecasted dividend yield for the next 10 years.	1.9%	2.4%
Expected life in years: Represents the estimated period of time until option exercise. The expected term of options granted was derived from the output of the Binomial Lattice option valuation model and was based on our historical exercise behavior, taking into consideration the contractual term of the option and our employees’ expected exercise and post-vesting employment termination behavior.	6.8	7.1

Grant Date Information
Date of grant	March 5, 2019	February 28, 2017
Weighted-average fair value per option	$15	$16
Exercise price per option	$45	$47
1 There were no stock options granted in 2018.

Nordstrom, Inc. and subsidiaries 57

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

A summary of stock option activity for 2019 is presented below:

Fiscal year	2019
	Shares	Weighted- average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, beginning of year	8.4	$53
Granted	1.0	45
Exercised	(0.4)	30
Forfeited or cancelled	(0.7)	54
Outstanding, end of year	8.3	$53	5	$132
Vested, end of year	6.9	$54	4	$118
Vested or expected to vest, end of year	8.1	$53	5	$130

Fiscal year		2019	2018	2017
Aggregate intrinsic value of options exercised		$5	$67	$13
Fair value of stock options vested		$17	$22	$34

As of February 1, 2020, the total unrecognized stock-based compensation expense related to nonvested stock options was $10, which is expected to be recognized over a weighted-average period of 35 months.
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
U.S. and foreign components of earnings before income taxes were as follows:

Fiscal year	2019	2018	2017
U.S.	$654	$792	$803
Foreign	28	(59)	(13)
Earnings before income taxes	$682	$733	$790

Income tax expense consists of the following:

Fiscal year	2019	2018	2017
Current income taxes:
Federal	$90	$147	$291
State and local	44	56	51
Total current income tax expense	134	203	342
Deferred income taxes:
Federal	43	(5)	10
State and local	3	(3)	1
Foreign	6	(26)	—
Total deferred income tax expense (benefit)	52	(34)	11
Total income tax expense	$186	$169	$353

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

A reconciliation of the statutory federal income tax rate to the effective tax rate on earnings before income taxes is as follows:

Fiscal year	2019	2018	2017
Statutory rate	21.0%	21.0%	33.7%
Tax Act impact	—	(0.1%)	6.1%
State and local income taxes, net of federal income taxes	5.4%	5.8%	4.5%
Federal credits	(0.9%)	(1.5%)	(0.7%)
Valuation allowance release	—	(1.2%)	—
Other, net	1.8%	(0.9%)	1.1%
Effective tax rate	27.3%	23.1%	44.7%

The components of deferred tax assets and liabilities are as follows:

	February 1, 2020	February 2, 2019
Deferred tax assets:
Lease liabilities	$555	$—
Compensation and benefits accruals	145	139
Allowance for sales returns	47	52
Accrued expenses	29	28
Merchandise inventories	20	20
Gift cards	39	26
Loyalty program	10	12
Net operating losses	33	41
Other	5	5
Total deferred tax assets	883	323
Valuation allowance	(41)	(43)
Total net deferred tax assets	842	280
Deferred tax liabilities:
ROU assets	(377)	—
Land, property and equipment basis and depreciation differences	(312)	(94)
Debt exchange premium	(13)	(13)
Total deferred tax liabilities	(702)	(107)
Net deferred tax assets	$140	$173

As of February 1, 2020, our state and foreign net operating loss carryforwards for income tax purposes were approximately $25 and $102. As of February 2, 2019, our state and foreign net operating loss carryforwards for income tax purposes were approximately $12 and $132. The net operating loss carryforwards are subject to certain statutory limitations of applicable state and foreign laws. If not utilized, a portion of our state and foreign net operating loss carryforwards will begin to expire in 2023 and 2033.
As of February 1, 2020 and February 2, 2019, we believe there are certain foreign net operating loss carryforwards and deferred tax assets that will not be realized in the foreseeable future. As such, valuation allowances of $41 and $43 have been recorded as of February 1, 2020 and February 2, 2019. The net change in valuation allowance for 2019 and 2018 was a decrease of $2 and $8, respectively.

Nordstrom, Inc. and subsidiaries 59

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Fiscal year	2019	2018	2017
Unrecognized tax benefit at beginning of year	$30	$31	$32
Gross increase to tax positions in prior periods	—	9	2
Gross decrease to tax positions in prior periods	—	(14)	(7)
Gross increase to tax positions in current period	3	6	5
Lapses in statute	(1)	(2)	(1)
Settlements	(10)	—	—
Unrecognized tax benefit at end of year	$22	$30	$31

At the end of 2019 and 2018, $22 and $26 of the ending gross unrecognized tax benefit related to items which, if recognized, would affect the effective tax rate.
There was no material expense for interest and penalties in 2019, 2018 and 2017. At the end of 2019 and 2018, our liability for interest and penalties was $3 and $3.
We file income tax returns in the U.S. and a limited number of foreign jurisdictions. With few exceptions, we are no longer subject to federal, state and local, or non-U.S. income tax examinations for years before 2013. As of February 1, 2020, we believe unrecognized tax benefits related to federal, state and local tax positions will not decrease by January 30, 2021.
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

Fiscal year	2019	2018	2017
Net earnings	$496	$564	$437

Basic shares	155.2	167.3	166.8
Dilutive effect of common stock equivalents	0.9	2.7	2.1
Diluted shares	156.1	170.0	168.9

Earnings per basic share	$3.20	$3.37	$2.62
Earnings per diluted share	$3.18	$3.32	$2.59

Anti-dilutive common stock equivalents	10.0	5.2	10.5

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

NOTE 16: SEGMENT REPORTING
Segments
We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments. We have one reportable “Retail” segment to align with how management operates and evaluates the results of our operations. Our principal executive officer, who is our CODM, reviews results on a total company, Full-Price and Off-Price basis and uses EBIT as a measure of profitability.
Our Retail reportable segment aggregates our two operating segments, Full-Price and Off-Price. Full-Price consists of Nordstrom U.S. Full-Price stores, Nordstrom.com, Canada, Trunk Club, Jeffrey and Nordstrom Local. Off-Price consists of Nordstrom U.S. Rack stores, NRHL and Last Chance clearance stores.
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
Amounts in the Corporate/Other column include unallocated corporate expenses and assets (including unallocated assets in corporate headquarters, consisting primarily of cash, land, buildings and equipment and deferred tax assets), inter-segment eliminations and other adjustments to segment results necessary for the presentation of consolidated financial results in accordance with GAAP. We allocate Credit assets, loss before interest and income taxes and loss before income taxes to the Retail segment.
Accounting Policy
We present our segment results for all years in the way that management views our results internally, including presenting 2019 and 2018 under the Revenue Standard while prior period amounts are not adjusted. For 2019 and 2018, we generally use the same methodology to compute earnings before income taxes for our reportable segment as we do for the consolidated Company. As a result, for our Retail segment in 2019 and 2018, we defer a portion of underlying sales revenue as customers earn points and Nordstrom Notes in The Nordy Club, based on an estimated stand-alone selling price of primarily points and Nordstrom Notes, and recognize the deferred revenue and related cost of sales when the Nordstrom Notes are ultimately redeemed.
For 2017, prior to the adoption of the Revenue Standard, we estimated the net cost of Nordstrom Notes to be issued and redeemed. We recorded this cost as reward points were accumulated in cost of sales in our total company results. The related Nordstrom Notes expenses were included at face value in the Retail segment. As a result, our Corporate/Other column included an adjustment to reduce the Nordstrom Notes expense from face value to their estimated cost. In addition, the full amount of redemptions of our Nordstrom Notes were included in net sales for our Retail segment. The net sales amount in our Corporate/Other column primarily related to an entry to eliminate these transactions from our consolidated net sales. The impact of these types of adjustments on Retail segment EBIT and Corporate/Other loss before interest and income taxes in 2017 would be immaterial. Other than as described above, the accounting policies of our reportable segment are the same as those described in Note 1: Nature of Operations and Summary of Significant Accounting Policies.

Nordstrom, Inc. and subsidiaries 61

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

The following table sets forth information for our reportable segment:

	Retail	Corporate/Other	Total
Fiscal year 2019
Net sales	$15,132	$—	$15,132
Credit card revenues, net	—	392	392
Earnings (loss) before interest and income taxes	1,028	(244)	784
Interest expense, net	—	(102)	(102)
Earnings (loss) before income taxes	1,028	(346)	682
Capital expenditures	(726)	(209)	(935)
Depreciation and amortization	(428)	(233)	(661)
Assets[1]	6,831	2,906	9,737

Fiscal year 2018
Net sales	$15,480	$—	$15,480
Credit card revenues, net	—	380	380
Earnings (loss) before interest and income taxes[2]	1,059	(222)	837
Interest expense, net	—	(104)	(104)
Earnings (loss) before income taxes[2]	1,059	(326)	733
Capital expenditures	(415)	(239)	(654)
Depreciation and amortization	(436)	(233)	(669)
Assets	5,300	2,586	7,886

Fiscal year 2017
Net sales	$15,408	($271)	$15,137
Credit card revenues, net	—	341	341
Earnings (loss) before interest and income taxes[2]	1,083	(157)	926
Interest expense, net	—	(136)	(136)
Earnings (loss) before income taxes[2]	1,083	(293)	790
Capital expenditures	(516)	(215)	(731)
Depreciation and amortization	(445)	(221)	(666)
Assets	5,477	2,638	8,115

1 In 2019, we adopted the Lease Standard using the transition method provided in ASU 2018-11. See Note 2: Leases for further information.
2 Certain reclassifications were made to 2018 and 2017 amounts to conform with current period presentation, which is the way that management views our results internally.
For information about disaggregated revenues, see Note 3: Revenue.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

NOTE 17: SELECTED QUARTERLY DATA1 (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Fiscal year 2019
Net sales	$3,349	$3,778	$3,566	$4,439	$15,132
Credit card revenues, net	94	94	106	99	392
Gross profit	1,121	1,302	1,222	1,555	5,200
SG&A expenses	(1,138)	(1,180)	(1,135)	(1,355)	(4,808)
EBIT[2]	77	216	193	299	784
Net earnings[2]	37	141	126	193	496
Earnings per basic share	$0.24	$0.91	$0.81	$1.24	$3.20
Earnings per diluted share[2]	$0.23	$0.90	$0.81	$1.23	$3.18
Dividends per share	$0.37	$0.37	$0.37	$0.37	$1.48

Fiscal year 2018
Net sales	$3,469	$3,980	$3,648	$4,383	$15,480
Credit card revenues, net	92	87	100	101	380
Gross profit	1,181	1,391	1,213	1,540	5,325
SG&A expenses	(1,120)	(1,232)	(1,208)	(1,308)	(4,868)
EBIT[3]	153	246	105	333	837
Net earnings[3]	87	162	67	248	564
Earnings per basic share	$0.52	$0.97	$0.40	$1.50	$3.37
Earnings per diluted share[3]	$0.51	$0.95	$0.39	$1.48	$3.32
Dividends per share	$0.37	$0.37	$0.37	$0.37	$1.48
1 Quarterly totals may not foot across due to rounding.
2 In the fourth quarter of 2019, we incurred charges related to the integration of Trunk Club and debt refinancing costs, which reduced net earnings by $29, or $0.19 per diluted share. The integration charges reduced earnings before interest and income taxes by $32 and debt refinancing costs increased interest expense by $8.
3 Results in the third quarter of 2018 include the Estimated Non-recurring Charge of $72, or $49 net of tax, and $0.28 per diluted share (see Note 1: Nature of Operations and Summary of Significant Accounting Policies).

Nordstrom, Inc. and subsidiaries 63

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
On March 3, 2020, we filed a Form 8-K announcing the appointment of Erik Nordstrom as Chief Executive Officer of Nordstrom, Inc. In light of this announcement, Erik will continue to serve as our principal executive officer for purposes of the Exchange Act. Our Chief Financial Officer is the Company’s principal financial officer for purposes of the Exchange Act.
As of the end of the period covered by this 2019 Annual Report, we performed an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the design and effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified within the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the year ended February 1, 2020, we adopted the Lease Standard. As a result of our adoption of the Lease Standard, we implemented a new lease accounting information system and modified our processes and internal controls over lease accounting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 1, 2020.
Deloitte & Touche LLP, an independent registered public accounting firm, was retained to audit our Consolidated Financial Statements and the effectiveness of our internal control over financial reporting. They have issued an attestation report on our internal control over financial reporting as of February 1, 2020, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Nordstrom, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Nordstrom, Inc. and subsidiaries (the “Company”) as of February 1, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 1, 2020, of the Company and our report dated March 20, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the Company’s adoption of Accounting Standards Codification 842, Leases, and an emphasis of a matter relating to the Company’s subsequent events disclosed in Note 1 to the financial statements.
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
March 20, 2020

Nordstrom, Inc. and subsidiaries 65

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required under this item is included in the following sections of our Proxy Statement for our 2020 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Corporate Governance
Director Nominating Process
Section 16(a) Beneficial Ownership Reporting Compliance
Requirements and Deadlines for Submission of Proxy Proposals, Nomination of Directors and other Business of Shareholders
The certifications of our Chief Executive Officer and Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this 2019 Annual Report and were included as exhibits to each of our quarterly reports on Form 10-Q. Our Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) on June 21, 2019 pursuant to Section 303A.12(a) of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.
Item 11. Executive Compensation.
The information required under this item is included in the following sections of our Proxy Statement for our 2020 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Compensation of Executive Officers
Director Compensation
Compensation, People and Culture Committee Interlocks and Insider Participation
Compensation, People and Culture Committee Report
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required under this item is included in the following sections of our Proxy Statement for our 2020 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Security Ownership of Certain Beneficial Owners and Management
Equity Compensation Plans
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required under this item is included in the following sections of our Proxy Statement for our 2020 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Corporate Governance
Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services.
The information required under this item is included in the following section of our Proxy Statement for our 2020 Annual Meeting of Shareholders, the section of which is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Ratification of the Appointment of Independent Registered Public Accounting Firm

PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following information required under this item is filed as part of this report:
(a)1. FINANCIAL STATEMENTS
(a)3. EXHIBITS
Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages 68 through 71 hereof.
All other schedules and exhibits are omitted because they are not applicable, not required or because the information required has been given as part of this report.

Nordstrom, Inc. and subsidiaries 67

Nordstrom, Inc. and Subsidiaries
Exhibit Index

	Exhibit	Method of Filing
3.1	Articles of Incorporation as amended and restated on May 25, 2005	Incorporated by reference from the Registrant’s Form 8-K filed on May 31, 2005, Exhibit 3.1

3.2	Bylaws, as amended and restated on May 22, 2019	Incorporated by reference from the registrant’s Form 8-K filed on May 29, 2019, Exhibit 3.1

4.1	Description of Nordstrom, Inc. Securities	Incorporated by reference from the Registrant’s Form S-3 filed on April 30, 2001, Exhibit 4.4

4.2	Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated March 11, 1998	Incorporated by reference from Registration No. 333-47035, Exhibit 4.1

4.3	Indenture dated December 3, 2007, between the Company and Wells Fargo Bank, National Association	Incorporated by reference from the Registrant’s Form S-4/A filed on April 29, 2014, Exhibit 4.1

4.4	Form of 4.00% Note due 2021	Incorporated by reference from the Registrant’s Form 8-K filed on October 11, 2011, Exhibit 4.1

4.5	Form of 5.00% Global Note due 2044	Incorporated by reference from the Registrant’s Form S-4 filed on March 28, 2014, Exhibit 4.2

4.6	Form of 5.00% Rule 144A Global Note due 2044	Incorporated by reference from the Registrant’s Form S-4 filed on March 28, 2014, Exhibit 4.3

4.7	Form of 5.00% Regulation S Global Note due 2044	Incorporated by reference from the Registrant’s Form S-4 filed on March 28, 2014, Exhibit 4.4

4.8	Form of 4.00% Note due 2027	Incorporated by reference from the Registrant’s Form 8-K filed on March 9, 2017, Exhibit 4.1

4.9	Form of 5.00% Note due 2044	Incorporated by reference from the Registrant’s Form 8-K filed on March 9, 2017, Exhibit 4.2

4.10	Form of 4.375% Note due 2030	Incorporated by reference from the Registrant’s From 8-K filed on November 6, 2019, Exhibit 4.1

4.11*	Trunk Club Newco, Inc. 2010 Equity Incentive Plan	Incorporated by reference from the Registrant’s Form S-8 filed on August 27, 2014, Exhibit 4.1

10.1*	Nordstrom, Inc. 2019 Equity Incentive Plan	Incorporated by reference to Appendix B to the Registrant’s Form DEF 14A filed on April 12, 2019

10.2*	Amended and Restated Nordstrom, Inc. Executive Management Bonus Plan	Incorporated by reference from the Registrant’s Form DEF 14A filed on April 8, 2016

10.3*	Nordstrom Executive Deferred Compensation Plan (2017 Restatement)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 3, 2018, Exhibit 10.7

10.4*	2010 Stock Option Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2009, Exhibit 10.1

10.5*	Form of 2011 Stock Option Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2010, Exhibit 10.1

10.6*	Form of 2012 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 18, 2011, Exhibit 10.1

10.7*	Form of 2013 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 14, 2012, Exhibit 10.1

10.8*	Form of 2014 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2014, Exhibit 10.1

10.9*	Form of the 2015 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on February 19, 2015, Exhibit 10.1

10.10*	Form of the 2016 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2016, Exhibit 10.1
*This exhibit is a management contract, compensatory plan or arrangement.

	Exhibit	Method of Filing
10.11*	Form of 2016 Nonqualified Stock Option Grant Agreement, Supplemental Award	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016, Exhibit 10.2

10.12*	Form of the 2017 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on February 23, 2017, Exhibit 10.1

10.13*	Form of 2019 Nonqualified Stock Option Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2019, Exhibit 10.1

10.14*	Form of 2019 Nonqualified Stock Option Award Agreement, Supplemental Award	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2019, Exhibit 10.2

10.15*	Form of 2020 Nonqualified Stock Option Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2020, Exhibit 10.1

10.16*	2004 Equity Incentive Plan	Incorporated by reference from the Registrant’s definitive proxy statement filed with the Commission on April 15, 2004

10.17*	Nordstrom, Inc. 2004 Equity Incentive Plan (2007 Amendment)	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2007, Exhibit 10.44

10.18*	Nordstrom, Inc. 2004 Equity Incentive Plan (2008 Amendment)	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.1

10.19*	Nordstrom, Inc. 2010 Equity Incentive Plan	Incorporated by reference to Appendix A to the Registrant’s Form DEF 14A filed on April 8, 2010

10.20*	Nordstrom, Inc. 2010 Equity Incentive Plan as amended February 27, 2013	Incorporated by reference to Appendix A to the Registrant’s Form DEF 14A filed on April 1, 2013

10.21*	Nordstrom, Inc. 2010 Equity Incentive Plan as amended and restated February 26, 2014	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2014, Exhibit 10.4

10.22*	Nordstrom, Inc. 2010 Equity Incentive Plan as amended and restated February 16, 2017	Incorporated by reference to Appendix A to the Registrant’s Form DEF 14A filed on April 5, 2017

10.23*	Nordstrom, Inc. Executive Severance Plan	Filed herewith electronically

10.24*	Amendment 2006-1 to the Nordstrom, Inc. Leadership Separation Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 2, 2008, Exhibit 10.56

10.25*	Amendment 2008-1, Nordstrom, Inc. Leadership Separation Plan	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.3

10.26*	Amendment 2011-1 to the Nordstrom Leadership Separation Plan	Incorporated by reference from the Registrant’s Form 8-K filed on August 25, 2011, Exhibit 10.1

10.27*	Amendment 2013-1 to the Nordstrom Leadership Separation Plan	Incorporated by reference from the Registrant’s Form 8-K filed on March 5, 2013, Exhibit 10.1

10.28*	Amendment 2016-1 to Nordstrom Leadership Separation Plan	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2016, Exhibit 10.4

10.29*	Form of 2019 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2019, Exhibit 10.4

10.30*	Form of 2020 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2020, Exhibit 10.3

10.31*	Nordstrom Supplemental Executive Retirement Plan (2008 Restatement)	Incorporated by reference from the Registrant’s Form 8-K filed on November 24, 2008, Exhibit 10.4

10.32*	Amendment 2009-1 to the Nordstrom Supplemental Executive Retirement Plan	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.4
*This exhibit is a management contract, compensatory plan or arrangement.

Nordstrom, Inc. and subsidiaries 69

	Exhibit	Method of Filing
10.33*	Amendment 2014-1 to the Nordstrom Supplemental Executive Retirement Plan	Incorporated by reference from the Registrant’s Form 8-K filed on August 25, 2014, Exhibit 10.1

10.34*	Amendment 2014-2 to the Nordstrom Supplemental Executive Retirement Plan	Incorporated by reference from the Registrant’s Form 8-K filed on August 25, 2014, Exhibit 10.2

10.35	Nordstrom Directors Deferred Compensation Plan (2017 Restatement)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 3, 2018, Exhibit 10.48

10.36	2009 Form of Independent Director Indemnification Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.1

10.37	2010 Form of Independent Director Indemnification Agreement	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2011, Exhibit 10.78

10.38*	Form of the 2015 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on February 19, 2015, Exhibit 10.2

10.39*	Form of the 2016 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2016, Exhibit 10.2

10.40*	Form of 2016 Restricted Stock Unit Award Agreement, Supplemental Award	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016, Exhibit 10.3

10.41*	Form of the 2017 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on February 23, 2017, Exhibit 10.2

10.42*	Form of 2017 Restricted Stock Unit Award Agreement, Supplemental Award	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 28, 2017, Exhibit 10.67

10.43*	Form of 2018 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 8, 2018, Exhibit 10.1

10.44*	Form of 2019 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2019, Exhibit 10.3

10.45*	Form of 2019 Restricted Stock Unit Award Agreement, Supplemental Award	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2019, Exhibit 10.1

10.46*	Form of 2020 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2020, Exhibit 10.2

10.47*	Form of Restricted Stock Unit Award Agreement – Supplemental Award	Incorporated by reference from the Registrant’s Form 8-K filed on March 8, 2018, Exhibit 10.2

10.48
Revolving Credit Agreement dated September 26, 2018, between Registrant and each of the initial lenders named therein as lenders; Bank of America, N.A. as administrative agent; and Wells Fargo Bank, National Association and U.S. Bank, National Association as co-syndication agents
Incorporated by reference from the Registrant’s Form 8-K filed on October 2, 2018, Exhibit 10.1

10.49	Credit Card Program Agreement by and among Nordstrom, Inc., Nordstrom FSB and TD Bank USA, N.A. dated May 25, 2015	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015, Exhibit 10.1

10.50	Letter agreement, dated June 7, 2017	Incorporated by reference from the Registrant’s Form 8-K filed on June 8, 2017, Exhibit 99.2, and the Registrant’s SC 13D filed on June 8, 2017, Exhibit 3

21.1	Significant subsidiaries of the Registrant	Filed herewith electronically

23.1	Consent of Independent Registered Public Accounting Firm	Filed as page 73 of this report
*This exhibit is a management contract, compensatory plan or arrangement.

	Exhibit	Method of Filing
31.1	Certification of Chief Executive Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	Inline XBRL Instance Document	Filed herewith electronically

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

104	Cover Page Interactive Data File (Inline XBRL)	Filed herewith electronically

Nordstrom, Inc. and subsidiaries 71

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/	Anne L. Bramman
Anne L. Bramman
Chief Financial Officer
(Principal Financial Officer)
Date: March 20, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Financial Officer:		Principal Executive Officer:

/s/	Anne L. Bramman	/s/	Erik B. Nordstrom
	Anne L. Bramman		Erik B. Nordstrom
	Chief Financial Officer		Chief Executive Officer

Principal Accounting Officer:

/s/	Michael W. Maher
Michael W. Maher
Chief Accounting Officer

Directors:

/s/	Shellye L. Archambeau	/s/	Stacy Brown-Philpot
	Shellye L. Archambeau		Stacy Brown-Philpot
	Director		Director

/s/	Tanya L. Domier	/s/	Kirsten A. Green
	Tanya L. Domier		Kirsten A. Green
	Director		Director

/s/	Glenda G. McNeal	/s/	Erik B. Nordstrom
	Glenda G. McNeal		Erik B. Nordstrom
	Director		Director

/s/	Peter E. Nordstrom	/s/	Brad D. Smith
	Peter E. Nordstrom		Brad D. Smith
	Director		Chairman of the Board of Directors

/s/	Gordon A. Smith	/s/	Bradley D. Tilden
	Gordon A. Smith		Bradley D. Tilden
	Director		Director

/s/	B. Kevin Turner
B. Kevin Turner
Director

Date:	March 20, 2020

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Nos. 333-231969, 333-225295, 333-211825, 333-207396, 333-198413, 333-189301, 333-174336, 333-166961, 333-161803, 333-118756, 333-101110, 333-79791 on Form S-8 and No. 333-230379 on Form S-3 of our reports dated March 20, 2020, relating to the financial statements of Nordstrom Inc. and subsidiaries, and the effectiveness of Nordstrom, Inc. and subsidiaries’ internal control over financial reporting, appearing in the Annual Report on Form 10-K of Nordstrom, Inc. for the year ended February 1, 2020.

/s/ Deloitte & Touche LLP
Seattle, Washington
March 20, 2020

Nordstrom, Inc. and subsidiaries 73