Form 10-Q
period 2020-05-02
NORDSTROM INC
filed 2020-06-10
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2020
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
Yes ☐ No ☑
Common stock outstanding as of May 30, 2020: 157,032,858 shares

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
Strategic and Operational

•
the impacts of the recent novel coronavirus (“COVID-19”) global pandemic and the significant civil unrest, looting and rioting in several urban centers on our business and results, which effects may include the exacerbation of any of the risks discussed below,

•	successful execution of our customer strategy to provide the best possible service, product and experience, both in stores and online,

•	timely and effective implementation and execution of our evolving business model, including:

◦	scaling our market strategy, which consists of the integration of our physical and digital assets, development of new supply chain capabilities and timely delivery of products,

◦	our merchandise strategy, including our ability to offer compelling assortments,

◦	enhancing our platforms and processes to allow for more flexible inventory management,

•	our ability to effectively allocate and scale our marketing strategies and resources between The Nordy Club, advertising and promotional campaigns,

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

•
our ability to maintain or expand our presence, including timely completion of construction associated with new, relocated and remodeled stores and Supply Chain Network facilities, as well as, any potential store closures, all of which may be impacted by third parties, consumer demand and other natural or man-made disruptions,

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

•	our ability to safeguard our reputation and maintain relationships with our vendors, third-party service providers and landlords

•	our ability to maintain relationships with and motivate our employees and to effectively attract, develop and retain our top talent and future leaders,

•	our ability to realize the expected benefits, respond to potential risks and appropriately manage costs associated with our credit card revenue sharing program,

•	market fluctuations, increases in operating costs, exit costs and overall liabilities and losses associated with owning and leasing real estate,

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

•	the actual timing, price, manner and amounts of future share repurchases, dividend payments, or share issuances, if any,
Economic and External

•
the length and severity of epidemics or pandemics, such as the COVID-19 pandemic, or other catastrophic events, and the related impact on customer behavior, store and online operations and supply chain functions, as well as our future consolidated financial position, results of operations and cash flows,

•	the impact of the seasonal nature of our business and cyclical customer spending,

•	the impact of economic and market conditions and the resultant impact on consumer spending and credit patterns,

•	the impact of economic, environmental or political conditions in the U.S. and Canada and countries where our third-party vendors operate,

3 of 28

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
These and other factors, including those factors we discussed in our Form 8-K filed with the SEC on April 8, 2020, could affect our financial results and cause our actual results to differ materially from any forward-looking information we may provide. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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

4 of 28

DEFINITIONS
The following table includes definitions of Nordstrom commonly used terms:

Term	Definition
2019 Plan	2019 Equity Incentive Plan
2019 Annual Report	Annual Report on Form 10-K filed on March 20, 2020
Adjusted EBITDA	Adjusted earnings before interest, income taxes, depreciation and amortization (a non-GAAP financial measure)
Adjusted EBITDAR	Adjusted earnings before interest, income taxes, depreciation, amortization and rent, as defined by our Revolver covenant (a non-GAAP financial measure)
Adjusted ROIC	Adjusted return on invested capital (a non-GAAP financial measure)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CODM	Chief operating decision maker
COVID-19	Novel coronavirus
Digital sales	Online and digitally-assisted store sales, which include Online Order Pickup, Ship to Store and Style Board, a digital selling tool
EBIT	Earnings (Loss) before interest and income taxes
EPS	Earnings per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
Express Services	Full-Price order pickups and returns offered at certain Nordstrom Rack stores
FASB	Financial Accounting Standards Board
First quarter of 2020	13 fiscal weeks ending May 2, 2020
First quarter of 2019	13 fiscal weeks ending May 4, 2019
Fiscal year 2020	52 fiscal weeks ending January 30, 2021
Fiscal year 2019	52 fiscal weeks ending February 1, 2020
FLS	Full-line stores
Full-Price	Nordstrom U.S. full-line stores, Nordstrom.com, Canada, Trunk Club, Jeffrey and Nordstrom Local
GAAP	Generally accepted accounting principles
Generational Investments	NRHL, Canada, Trunk Club and Nordstrom NYC
Gross profit	Net sales less cost of sales and related buying and occupancy costs
Inventory turnover rate	Trailing 4-quarter cost of sales and related buying and occupancy costs divided by the trailing 4-quarter average inventory
Lease Standard	ASU No. 2016-02, Leases, and all related amendments (ASC 842)
Leverage Ratio	Ratio of adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (a non-GAAP financial measure)
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Nordstrom Local	Nordstrom Local service hubs, which offer Full-Price order pickups, returns, alterations and other services
Nordstrom NYC	Our New York City flagship FLS, including the Men’s location
The Nordy Club	Our customer loyalty program enhanced in October 2018
NRHL	Nordstromrack.com/HauteLook
NYSE	New York Stock Exchange
Off-Price	Nordstrom U.S. Rack stores, Nordstromrack.com/HauteLook and Last Chance clearance stores
Operating Lease Cost	Fixed rent expense, including fixed common area maintenance expense, net of developer reimbursement amortization
PCAOB	Public Company Accounting Oversight Board (United States)
Property incentives	Developer and vendor reimbursements
PSU	Performance share unit
Revolver	Senior revolving credit facility
ROU asset	Operating lease right-of-use asset
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
SERP	Unfunded defined benefit Supplemental Executive Retirement Plan
Secured Notes	8.750% senior secured notes due May 2025
SG&A	Selling, general and administrative
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended
	May 2, 2020	May 4, 2019
Net sales	$2,026	$3,349
Credit card revenues, net	93	94
Total revenues	2,119	3,443
Cost of sales and related buying and occupancy costs	(1,810)	(2,228)
Selling, general and administrative expenses	(1,122)	(1,138)
(Loss) earnings before interest and income taxes	(813)	77
Interest expense, net	(34)	(24)
(Loss) earnings before income taxes	(847)	53
Income tax benefit (expense)	326	(16)
Net (loss) earnings	($521)	$37

(Loss) earnings per share:
Basic	($3.33)	$0.24
Diluted	($3.33)	$0.23

Weighted-average shares outstanding:
Basic	156.4	155.0
Diluted	156.4	156.2
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended
	May 2, 2020	May 4, 2019
Net (loss) earnings	($521)	$37
Foreign currency translation adjustment	(24)	(9)
Post retirement plan adjustments, net of tax	2	—
Comprehensive net (loss) earnings	($543)	$28
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

6 of 28

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	May 2, 2020	February 1, 2020	May 4, 2019
Assets
Current assets:
Cash and cash equivalents	$1,355	$853	$448
Accounts receivable, net	154	179	233
Merchandise inventories	1,489	1,920	2,006
Prepaid expenses and other	669	278	271
Total current assets	3,667	3,230	2,958

Land, property and equipment (net of accumulated depreciation of $6,683, $6,995 and $6,678)	3,974	4,179	3,963
Operating lease right-of-use assets	1,722	1,774	1,833
Goodwill	249	249	249
Other assets	357	305	335
Total assets	$9,969	$9,737	$9,338

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving line of credit	$800	$—	$—
Accounts payable	1,125	1,576	1,619
Accrued salaries, wages and related benefits	280	510	315
Current portion of operating lease liabilities	243	244	237
Other current liabilities	1,351	1,190	1,222
Current portion of long-term debt	—	—	499
Total current liabilities	3,799	3,520	3,892

Long-term debt, net	3,264	2,676	2,177
Non-current operating lease liabilities	1,836	1,875	1,951
Other liabilities	673	687	667

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 157.0, 155.6 and 154.6 shares issued and outstanding	3,148	3,129	3,067
Accumulated deficit	(2,661)	(2,082)	(2,370)
Accumulated other comprehensive loss	(90)	(68)	(46)
Total shareholders’ equity	397	979	651
Total liabilities and shareholders’ equity	$9,969	$9,737	$9,338
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

7 of 28

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended
	May 2, 2020	May 4, 2019
Common stock
Balance, beginning of period	$3,129	$3,048
Issuance of common stock under stock compensation plans	11	10
Stock-based compensation	8	9
Balance, end of period	$3,148	$3,067

Accumulated deficit
Balance, beginning of period	($2,082)	($2,138)
Cumulative effect of adopted accounting standards	—	(25)
Net (loss) earnings	(521)	37
Dividends	(58)	(58)
Repurchase of common stock	—	(186)
Balance, end of period	($2,661)	($2,370)

Accumulated other comprehensive loss
Balance, beginning of period	($68)	($37)
Other comprehensive loss	(22)	(9)
Balance, end of period	($90)	($46)

Total	$397	$651

Dividends per share	$0.37	$0.37
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

8 of 28

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Quarter Ended
	May 2, 2020	May 4, 2019
Operating Activities
Net (loss) earnings	($521)	$37
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation and amortization expenses and other, net	178	165
Asset impairment	117	—
Right-of-use asset amortization	44	43
Deferred income taxes, net	(54)	18
Stock-based compensation expense	13	20
Change in operating assets and liabilities:
Accounts receivable	25	(2)
Merchandise inventories	228	(89)
Prepaid expenses and other assets	(393)	(12)
Accounts payable	(292)	181
Accrued salaries, wages and related benefits	(227)	(266)
Other current liabilities	167	(74)
Lease liabilities	(65)	(59)
Other liabilities	2	7
Net cash used in operating activities	(778)	(31)

Investing Activities
Capital expenditures	(131)	(249)
Other, net	5	1
Net cash used in investing activities	(126)	(248)

Financing Activities
Proceeds from revolving line of credit	800	—
Proceeds from long-term borrowings	600	—
Increase in cash book overdrafts	83	40
Cash dividends paid	(58)	(58)
Payments for repurchase of common stock	—	(210)
Proceeds from issuances under stock compensation plans	11	10
Tax withholding on share-based awards	(8)	(12)
Other, net	(11)	—
Net cash provided by (used in) financing activities	1,417	(230)

Effect of exchange rate changes on cash and cash equivalents	(11)	—
Net increase (decrease) in cash and cash equivalents	502	(509)
Cash and cash equivalents at beginning of period	853	957
Cash and cash equivalents at end of period	$1,355	$448

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes, net	$—	$8
Interest, net of capitalized interest	34	31
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

9 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 1: BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the balances of Nordstrom, Inc. and its subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The interim Condensed Consolidated Financial Statements have been prepared on a basis consistent in all material respects with the accounting policies described and applied in our 2019 Annual Report and reflect all adjustments of a normal recurring nature that are, in management’s opinion, necessary for the fair presentation of the results of operations, financial position and cash flows for the periods presented.
The Condensed Consolidated Financial Statements as of and for the periods ended May 2, 2020 and May 4, 2019 are unaudited. The Condensed Consolidated Balance Sheet as of February 1, 2020 has been derived from the audited Consolidated Financial Statements included in our 2019 Annual Report. The interim Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and related footnote disclosures contained in our 2019 Annual Report.
Our business, like that of other retailers, is subject to seasonal fluctuations. Our sales are typically higher during our Anniversary Sale in July and the holidays in the fourth quarter. As a result of COVID-19, the Anniversary Sale has moved to August in 2020. Results for any one quarter may not be indicative of the results that may be achieved for a full fiscal year.
Use of Estimates
The preparation of financial statements in conformity with GAAP in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities during the reporting period. Uncertainties regarding such estimates and assumptions are inherent in the preparation of financial statements and actual results may differ from these estimates and assumptions. Our most significant accounting judgments and estimates include leases, revenue recognition, inventory valuation, long-lived asset recoverability, goodwill impairment and income taxes, all of which involve assumptions about future events. As a result of COVID-19, we may be unable to accurately predict the impact of the pandemic going forward and as a result our estimates may change in the near term. See below for areas that required more judgments and estimates as a result of COVID-19.
Revenue Recognition
We reduce sales and cost of sales by an estimate of our future customer merchandise returns, which is calculated based on historical return patterns, and record a sales return allowance and an estimated return asset. We record the impact of the sales return allowance in our separate Full-Price, Off-Price and digital sales metrics. The majority of our returns from both digital and physical sales come through our stores. With the temporary closure of our stores beginning March 17, 2020, customers are generally not able to return goods in our stores, impacting the expected timing of returns. As a result, our estimates of future returns require more judgment and estimates and actual returns may differ from our historical return rates.
Merchandise Inventory
Under our retail method of inventory accounting, we adjust our inventory and costs of sales for retail inventory markdowns taken on the selling price. Our estimated markdown reserves increased approximately $75 as of May 2, 2020, compared to the prior year, as a result of the temporary closure of our stores beginning on March 17, 2020, and the impact on demand from COVID-19. Markdown estimates may be more volatile as we consider current and anticipated demand, customer preferences, age of merchandise, fashion trends and the current promotional environment.
Long-Lived Assets
As we optimize our mix of physical and digital assets to align with longer-term customer trends, we permanently closed 16 FLS. As part of the closures, and when facts and circumstances indicate that the carrying values of buildings, equipment and ROU assets may be impaired, we compare the carrying value to the related projected future cash flows, among other quantitative and qualitative analysis. These projections are inherently subject to uncertainties and while we believe the inputs and assumptions utilized in our future cash flows are reasonable, our estimates may change in the near term based on our future performance.
We incurred non-cash impairment charges on long-lived tangible and ROU assets, primarily associated with the FLS closures, to adjust the carrying value to its estimated fair value. The following table provides details related to asset impairment charges as a result of COVID-19:

May 2, 2020
Long-lived asset impairment[1]	$94
Operating lease ROU asset impairment[1]	23
Total asset impairment	$117
1 As of May 2, 2020, the carrying value of the applicable long-lived and operating lease ROU assets after impairment was $15 and $6.
These charges are included in our Retail segment SG&A expense on the Condensed Consolidated Statement of Earnings.

10 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

Goodwill Impairment
We review our goodwill annually in the fourth quarter or when circumstances indicate that the carrying value may exceed fair value. Our most recently completed goodwill impairment analyses in the fourth quarter of 2019 indicated significant excess fair values over carrying values. After performing both qualitative and quantitative analyses, including review of future long-term revenue and cash flow assumptions, we concluded a triggering event requiring us to accelerate our annual goodwill impairment analysis did not occur, as we still expect any potential change in fair value to exceed carrying value. As a result, we did not record a goodwill impairment charge in the first quarter of 2020.
CARES Act
On March 27, 2020 the CARES Act was signed into law, providing payroll tax credits for employee retention, deferral of payroll taxes, and several income tax provisions including modifications to the net interest deduction limitation, changes to certain property depreciation and allows for carryback of certain operating losses.
We have estimated the impacts of the CARES Act in accordance with our overall approach for determining our income tax provision that uses an estimated annual effective tax rate based on our best estimates and adjusts for discrete taxable events that occur during the quarter. As a result, we will carryback our 2020 US Federal operating loss and recover taxes previously paid at the applicable 35% tax rate rather than the current rate of 21%. Our estimated annual effective tax rate reflects this benefit and is the primary driver for the rate increase when compared to the same period in 2019. As a result, we recorded $275 in taxes receivable, which is classified in prepaid expenses and other on the Condensed Consolidated Balance Sheet.
In addition, for the quarter ended May 2, 2020, we recognized $34 in employee retention payroll tax credits and elected to defer payment of the employer portion of social security taxes.
Severance
In the first quarter of 2020, we recorded $88 of restructuring costs in connection with our regional and corporate reorganization, including $25 in cost of sales and related buying and occupancy costs and $63 in SG&A on the Condensed Consolidated Statement of Earnings. We expect payments to occur by the end of the second quarter of 2020.
Leases
We incurred operating lease liabilities arising from the commencement of lease agreements of $37 for the quarter ended May 2, 2020 and $24 for the quarter ended May 4, 2019.
Subsequent Events
In May 2020, we began reopening stores by applying a phased market-by-market approach, where allowed by state and local governments, when we are prepared with the right safety measures and protocols, and when we believe we can provide for the safety and wellbeing of our employees and customers.
Also in May 2020, significant civil unrest, looting and rioting in several urban centers impacted 27 stores with varying degrees of damage, including recently reopened stores as well as those only supporting web fulfill. As a result, we temporarily closed these stores in order to assess the damage and make repairs, as well as surrounding stores in affected areas to ensure the safety of our customers and employees. We maintain business interruption and property insurance coverage, which covers inventory at the selling price and property and equipment at replacement costs, less a deductible. We are currently assessing the degree of the damage and the extent to which insurance may be available to cover the costs associated with these events. However, we do not expect losses after insurance recoveries to be material to our Condensed Consolidated Financial Statements. We currently have more than 60% of our stores open, including stores that were damaged from the civil unrest, and we offer contactless curbside pickup service in most full-line stores.
In June 2020, we amended our Program Agreement with TD to eliminate the prior requirement to post collateral under the Agreement and to extend the term of the agreement until April 2024.

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
(Unaudited)

NOTE 2: REVENUE
Contract Liabilities
Contract liabilities represent our obligation to transfer goods or services to customers and include deferred revenue for The Nordy Club (including points and Nordstrom Notes) and gift cards. Our contract liabilities are classified as current on the Condensed Consolidated Balance Sheet and are as follows:

Contract Liabilities
Balance as of February 2, 2019	$548
Balance as of May 4, 2019	504

Balance as of February 1, 2020	576
Balance as of May 2, 2020	489

Revenues recognized from our beginning contract liability balance were $130 for the quarter ended May 2, 2020 and $148 for the quarter ended May 4, 2019.
Disaggregation of Revenue
The following table summarizes our disaggregated net sales:

	Quarter Ended
	May 2, 2020	May 4, 2019
Full-Price	$1,357	$2,127
Off-Price	669	1,222
Total net sales	$2,026	$3,349

Digital sales as a % of total net sales	54%	31%

The following table summarizes the percent of net sales by merchandise category:

	Quarter Ended
	May 2, 2020	May 4, 2019
Women’s Apparel	33%	33%
Shoes	24%	24%
Men’s Apparel	12%	15%
Women’s Accessories	12%	11%
Beauty	12%	10%
Kids’ Apparel	4%	4%
Other	3%	3%
Total net sales	100%	100%

12 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 3: DEBT AND CREDIT FACILITIES
Debt
During the first quarter of 2020, we issued $600 aggregate principal amount of 8.750% Senior Secured Notes due May 2025. These notes are guaranteed by certain subsidiaries and secured by various store, distribution center and corporate properties. The Secured Notes contain covenants that include limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, dividend payments and equity distributions, in addition to certain change of control triggering events and provisions for events of default. We will be permitted to prepay our Secured Notes at a premium beginning in 2022.
Credit Facilities
During the first quarter of 2020, we amended our existing Revolver and borrowed $800. Under the terms of the amendment, if our Leverage Ratio is greater than four or our unsecured debt is rated below BBB- with a stable outlook at Standard & Poor’s and Baa3 with a stable outlook at Moody’s, any borrowings under our Revolver will be secured by substantially all our personal property and we will be subject to asset coverage and minimum liquidity covenants, as well as a fixed charge coverage covenant beginning in the third quarter of 2020. If our Leverage Ratio is below four and our unsecured debt is rated above BBB- with a stable outlook at Standard & Poor’s and Baa3 with a stable outlook at Moody’s, any borrowings under our Revolver will be unsecured, we will not be subject to the above covenants and the restrictions on dividend payments and share repurchases will be removed. As of May 2, 2020, our borrowings under the Revolver were classified as secured as our Leverage Ratio exceeded four. We met our asset coverage and minimum liquidity covenants.
The Revolver expires in September 2023 and is classified in total current liabilities on the Condensed Consolidated Balance Sheet. The Revolver contains customary representations, warranties, covenants and terms, including paying a variable rate of interest and a commitment fee based on our debt rating. The Revolver is available for working capital, capital expenditures and general corporate purposes. Provided that we obtain written consent from the lenders, we have the option to increase the Revolver by up to $200, to a total of $1,000, and two options to extend the Revolver by one year.
As a result of our borrowings under the Revolver, our $800 commercial paper program is not available for borrowing at this time. When available, the program allows us to use the proceeds to fund operating cash requirements. Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. The issuance of commercial paper has the effect of reducing available liquidity under the Revolver by an amount equal to the principal amount of commercial paper outstanding. As of May 2, 2020, we had no issuances outstanding under our commercial paper program.

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
Financial instruments measured at carrying value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable and our Revolver, which approximate fair value due to their short-term nature.
Long-term debt is recorded at carrying value. If long-term debt was measured at fair value, we would use quoted market prices of the same or similar issues, which is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	May 2, 2020	February 1, 2020	May 4, 2019
Carrying value of long-term debt	$3,264	$2,676	$2,676
Fair value of long-term debt	2,804	2,905	2,741

Non-financial Assets Measured at Fair Value on a Nonrecurring Basis
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill, long-lived tangible and ROU assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. For more information regarding long-lived tangible and ROU asset impairment charges for the quarter ended May 2, 2020, see Note 1: Basis of Presentation. There were no material impairment charges for the quarter ended May 4, 2019.
NOTE 5: COMMITMENTS AND CONTINGENCIES
Our NYC flagship store opened in October 2019 and the related building and equipment assets were placed into service at the end of the third quarter of 2019, while construction continues in the residential condominium units above the store. As of May 2, 2020, we have a fee interest in the retail condominium unit. We are committed to make one remaining installment payment based on the developer meeting final pre-established construction and development milestones. Precautions related to the COVID-19 pandemic have caused delays in meeting these milestones and the timing of the remaining payment.
Our estimated total purchase obligations decreased by approximately 40% as of May 2, 2020, compared with our balance as of February 2, 2020. This decrease was primarily from a reduction in inventory purchase orders.

14 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 6: SHAREHOLDERS’ EQUITY
In August 2018, our Board of Directors authorized a program to repurchase up to $1,500 of our outstanding common stock, with no expiration date. On March 23, 2020, in response to uncertainty from the COVID-19 pandemic, we announced suspension of our quarterly dividend payments beginning in the second quarter of 2020 and the immediate suspension of our share repurchase program. We remain committed to these programs over the long-term and intend to resume dividend payments and share repurchases when appropriate.
The following is a summary of share repurchase activity:

Quarter Ended
May 4, 2019
2018 Program
Shares of common stock repurchased	4.1
Aggregate amount of common stock repurchased	$186

We had $707 remaining in share repurchase capacity as of May 2, 2020. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to market and economic conditions, certain financial covenants and applicable SEC rules.
The amendment to our Revolver contains negative covenants with respect to the payment of dividends and share repurchases when either our Leverage Ratio is above four or our unsecured debt is rated below BBB- with a stable outlook at Standard & Poor’s and Baa3 with a stable outlook at Moody’s. As of May 2, 2020, our Leverage Ratio exceeded four and we did not meet our credit rating covenant, preventing us from paying dividends or repurchasing shares.
NOTE 7: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended
	May 2, 2020	May 4, 2019
RSUs	$13	$14
Stock options	2	4
Other[1]	(2)	2
Total stock-based compensation expense, before income tax benefit	13	20
Income tax benefit	(5)	(5)
Total stock-based compensation expense, net of income tax benefit	$8	$15

1 Other stock-based compensation expense includes PSUs, ESPP and nonemployee director stock awards.
The following table summarizes our grant allocations:

	Quarter Ended
	May 2, 2020		May 4, 2019
	Granted	Weighted-average grant-date fair value per unit	Granted	Weighted-average grant-date fair value per unit
RSUs	2.2	$23	1.1	$41
Stock options	0.3	$7	1.0	$15
PSUs	0.4	$24	0.3	$42

Under our deferred and stock-based compensation plan arrangements, we issued 1.5 shares of common stock during the first quarter of 2020 and 1.1 shares during the first quarter of 2019.

15 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 8: EARNINGS PER SHARE
The computation of EPS is as follows:

	Quarter Ended
	May 2, 2020	May 4, 2019
Net (loss) earnings	($521)	$37

Basic shares	156.4	155.0
Dilutive effect of common stock equivalents	—	1.2
Diluted shares	156.4	156.2

(Loss) earnings per basic share	($3.33)	$0.24
(Loss) earnings per diluted share	($3.33)	$0.23

Anti-dilutive common stock equivalents	13.1	9.3

NOTE 9: SEGMENT REPORTING
The following table sets forth information for our reportable segment:

	Quarter Ended
	May 2, 2020	May 4, 2019
Retail segment EBIT	($711)	$142
Corporate/Other loss before interest and income taxes	(102)	(65)
Interest expense, net	(34)	(24)
(Loss) earnings before income taxes	($847)	$53

For information about disaggregated revenues, see Note 2: Revenue.

16 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts)

OVERVIEW
In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19 including restrictions on business operations, public gatherings and travel, as well as stay-at-home orders, social distancing, and quarantines.
With health and safety as our priority, we temporarily closed our stores beginning March 17, 2020 to do our part to limit the spread of the virus. The temporary store closures had a meaningful impact on our financial results as stores made up two-thirds of sales in 2019. For the first quarter, our net loss per share of $3.33 and EBIT loss of $813 included net charges related to COVID-19 of $280 before taxes. These charges included non-cash asset impairments primarily related to our permanent store closures as well as premium pay and benefits and restructuring charges, slightly offset by payroll tax credits from the CARES Act.
Total net sales declined 40% as a result of our temporary store closures, while we saw online demand, which is an indicator of underlying trends, grow by 9% in the first quarter, consistent with the second half of 2019. In our e-commerce business, sales grew 5% and we saw more than 50% growth in customers who are new to Nordstrom.
Liquidity and Results
We finished 2019 in a strong financial position, with momentum from accelerated sales trends in the second half of last year continuing in February. As the impact of COVID-19 began to unfold in March, we took immediate steps to increase liquidity, reduce inventory and minimize cash burn in order to strengthen our financial flexibility, including the following:

•	Reduced inventory by more than 25% from last year, allowing us to bring in new product in June

•	Executing on our planned expense savings of $200 to $250 and further net cash savings of more than $500 in operating expenses, capital expenditures, and working capital

•	Suspended quarterly cash dividends beginning in the second quarter of 2020 and share repurchases

•	Drew down $800 on our Revolver and issued $600 in secured debt financing
Based on our actions we increased our cash from $853 at the beginning of the year to $1,355 by the end of the first quarter. We reduced cash burn by more than 40% from March into April and currently expect to reach break-even on our cash burn by the end of the second quarter.
Strategy
The impact of COVID-19 is only accelerating the changes that were already well underway with our customers, including how they want to engage with digital and physical experiences. The flexibility of our business model allows us to stay ahead of these changes as we serve customers through two distinctive brands — Nordstrom and Nordstrom Rack — across stores and online.
We believe that our unique mix of assets is a competitive advantage. In 2019, Off-Price and e-commerce accounted for nearly 60% of sales, and our U.S. mall-based full-line stores accounted for 38% while contributing positive cash flows. As we anticipate an acceleration of these longer-term customer trends, we are taking proactive steps to move faster in executing our strategic plans, including optimizing the mix of our digital and physical assets, and as a result we permanently closed 16 FLS and three Jeffrey specialty boutiques.
Our market strategy remains a priority for us to gain market share and increase inventory efficiencies in our top markets. We are bringing greater merchandise selection and faster delivery to customers while increasing engagement through our services. Having a mix of full-line stores, Racks, and Nordstrom Locals and connecting these physical assets seamlessly with an online experience gives us a distinct advantage in serving customers on their terms.
We are also creating a leaner and more flexible organization by combining our Full-Price and Off-Price teams, reducing the size of our corporate teams, and investing in critical capabilities across technology, data analytics, and supply chain.
Store Reopenings
In May 2020, we began reopening stores by applying a phased market-by-market approach, where allowed by state and local governments, when we are prepared with the right safety measures and protocols, and when we believe we can provide for the safety and wellbeing of our employees and customers. We currently have more than 60% of our stores open, including stores that were damaged from the civil unrest, and we offer contactless curbside pickup service in most full-line stores.
Summary
We have accelerated our long-term strategic plans by adjusting the mix of our physical and digital assets and increasing our agility through a leaner organization. As we emerge from this crisis, our focus remains on gaining market share while driving top-line growth and improving profitability. Our financial flexibility, coupled with our business model to serve customers on their terms, positions us for success over the medium and long-term.

17 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

RESULTS OF OPERATIONS
In our ongoing effort to enhance the customer experience, we are focused on providing a seamless experience across our businesses. We invested early in our omni-channel capabilities, integrating our operations, merchandising and technology across our stores and online, in both our Full-Price and Off-Price businesses. While our customers may engage with us through multiple businesses, we know they value the overall Nordstrom brand experience and view us simply as Nordstrom, which is ultimately how we view our company. We have one Retail reportable segment and analyze our results on a total company basis, using customer, market share, operational and net sales metrics.
Net Sales
The following table summarizes net sales by business:

	Quarter Ended
	May 2, 2020	May 4, 2019
Net sales by business:
Full-Price	$1,357	$2,127
Off-Price	669	1,222
Total net sales	$2,026	$3,349

Net sales decrease by business:
Full-Price	(36.2%)	(5.1%)
Off-Price	(45.2%)	(0.6%)
Total Company	(39.5%)	(3.5%)

Digital sales as a % of total net sales	54%	31%
Digital sales increase	5%	7%
Total Company net sales decreased 40% for the first quarter of 2020, compared with the same period in fiscal 2019, driven by temporary store closures beginning on March 17, 2020 related to COVID-19. Total Company digital sales increased 5% in the first quarter of 2020, compared with the same period in 2019, driven by increased marketing and promotional activity to stimulate demand and clear excess inventory. During the quarter ended May 2, 2020, we closed one Nordstrom Rack and integrated a Dallas Clubhouse location into the NorthPark Center FLS in Dallas.
Total Company, Full-Price, Off-Price and Digital sales include the impact of the sales return reserve. The sales return reserve for all channels increased in the first quarter of 2020, compared with the same period in fiscal 2019, as a result of the temporary closure of our stores beginning on March 17, 2020 (see Note 1: Basis of Presentation in Item 1).
Full-Price net sales decreased 36% percent for the first quarter of 2020, compared with the same period in 2019. These declines resulted from temporary store closures beginning March 17, 2020. Kids’ was the top-performing merchandise category in Full-Price.
Off-Price net sales decreased 45% percent for the first quarter of 2020, compared with the same period in 2019. These declines resulted from temporary store closures beginning March 17, 2020. Accessories was the top-performing merchandise category in Off-Price.
Credit Card Revenues, Net
Credit card revenues, net include our portion of the ongoing credit card revenue, net of credit losses, pursuant to our program agreement with TD. TD is the exclusive issuer of our consumer credit cards and we perform the account servicing functions. Credit card revenues, net was $93 for the quarter ended May 2, 2020, which was flat to the same period in 2019.

18 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Gross Profit
The following table summarizes gross profit:

	Quarter Ended
	May 2, 2020	May 4, 2019
Gross profit	$216	$1,121
Gross profit as a % of net sales	10.7%	33.5%
Inventory turnover rate	4.81	4.68
Gross profit decreased $905 and 23%, as a percentage of net sales, during the first quarter of 2020, compared with the same period in fiscal 2019. These decreases were driven by $75 of incremental markdowns to clear excess inventory and deleverage from lower sales volume. Gross profit also included approximately $30 of COVID-19 related restructuring charges, premium pay and benefits, partially offset by payroll tax credits from the CARES Act.
Ending inventory as of May 2, 2020 decreased 26% compared with the prior year, primarily due to our aggressive actions to reduce receipts and clear inventory through increased marketing and promotional activities and store fulfillment capabilities.
Selling, General and Administrative Expenses
SG&A is summarized in the following table:

	Quarter Ended
	May 2, 2020	May 4, 2019
SG&A expenses	$1,122	$1,138
SG&A expenses as a % of net sales	55.4%	34.0%
SG&A decreased $16 during the first quarter of 2020, compared with the same period in fiscal 2019. Excluding approximately $250 of COVID-19 charges related to asset impairment from the store closures, premium pay and benefits, restructuring charges and partially offset by payroll tax credits from the CARES Act, SG&A decreased $266 primarily due to lower sales volume in addition to reduced overhead labor costs in response to temporary store closures.
(Loss) Earnings Before Interest and Income Taxes
EBIT is summarized in the following table:

	Quarter Ended
	May 2, 2020	May 4, 2019
EBIT	($813)	$77
EBIT as a % of net sales	(40.1%)	2.3%
EBIT decreased $890 during the first quarter of 2020, compared with the same period in fiscal 2019. The decrease was due to lower sales volume from temporary store closures beginning on March 17, 2020, increased markdowns and net charges of $280 related to the impact of COVID-19.

19 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Interest Expense, Net
Interest expense, net was $34 for the first quarter of 2020, compared with $24 for the same period in 2019. The increase was primarily due to lower capitalized interest in 2020 as well as additional interest related to the Revolver drawdown and the new Senior Secured Note in the first quarter of 2020.
Income Tax Expense
Income tax expense is summarized in the following table:

	Quarter Ended
	May 2, 2020	May 4, 2019
Income tax (benefit) expense	($326)	$16
Effective tax rate	38.4%	31.0%
The effective tax rate increased in the first quarter of 2020, compared with the same period in 2019, primarily due to the CARES Act that allows us to carry back expected 2020 losses at the higher tax rate in previous years. The increase was partially offset by reduced federal credits and increased nondeductible stock compensation.
Earnings Per Share
EPS is as follows:

	Quarter Ended
	May 2, 2020	May 4, 2019
Basic	($3.33)	$0.24
Diluted	($3.33)	$0.23
Earnings per diluted share decreased $3.56 for the first quarter of 2020, compared with the same period in 2019, primarily due to lower sales as a result of COVID-19.

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
For 2019, income statement activity for adjusted net operating profit and balance sheet amounts for average invested capital are comprised of one quarter of activity under the Lease Standard for 2019, and three quarters of 2018 under the previous lease standard. Under the previous lease standard, we estimated the value of our operating leases as if they met the criteria for capital leases or we had purchased the properties. This provided additional supplemental information that estimated the investment in our operating leases. Estimated depreciation on capitalized operating leases and average estimated asset base of capitalized operating leases are not calculated in accordance with, nor an alternative for, GAAP and should not be considered in isolation or as a substitution for our results as reported under GAAP.
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
The following is a reconciliation of return on assets to Adjusted ROIC:

	Four Quarters Ended
	May 2, 2020	May 4, 2019
Net (loss) earnings	($62)	$513
Add: income tax (benefit) expense	(156)	147
Add: interest expense	121	115
(Loss) earnings before interest and income tax expense	(97)	775

Add: operating lease interest[1]	102	23
Add: rent expense, net	—	189
Less: estimated depreciation on capitalized operating leases[2]	—	(101)
Adjusted net operating profit	5	886

Less: estimated income tax expense	(4)	(198)
Adjusted net operating profit after tax	$1	$688

Average total assets	$9,811	$8,591
Add: average estimated asset base of capitalized operating leases[2]	—	1,508
Less: average deferred property incentives and deferred rent liability	—	(459)
Less: average deferred property incentives in excess of ROU assets[3]	(303)	(77)
Less: average non-interest-bearing current liabilities	(3,324)	(3,438)
Average invested capital	$6,184	$6,125

Return on assets[4]	(0.6%)	6.0%
Adjusted ROIC[4]	—%	11.3%
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
4  Results for the four quarters ended May 4, 2019 included the $72 impact related to the Estimated Non-recurring Charge, which negatively impacted return on assets by approximately 60 basis points and Adjusted ROIC by approximately 70 basis points. Integration charges, primarily related to Trunk Club, of $32 in the fourth quarter of 2019, were primarily non-cash related and negatively impacted return on assets by approximately 30 basis points and Adjusted ROIC by approximately 20 basis points for the four quarters ended May 2, 2020. COVID-19 related charges in the first quarter of 2020 negatively impacted return on assets by approximately 180 basis points and Adjusted ROIC by approximately 130 basis points.

21 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

LIQUIDITY AND CAPITAL RESOURCES
In response to the uncertainty related to the COVID-19 pandemic, we have taken action to provide further liquidity and flexibility during these unprecedented times. We temporarily closed all of our stores beginning on March 17, 2020. We will assess the situation market by market for reopenings and have currently opened more than 60% of our stores. We continue to review state and local legal requirements and conditions and may need to close some or all of the stores currently open as COVID-19 and other uncertainties, including the civil unrest, continue to unfold. We remain open and ready to serve our customers through our apps and online at Nordstrom.com, Nordstrom.ca, Nordstromrack.com, HauteLook.com and TrunkClub.com, including digital styling, online order pickup and curbside services at certain FLS. Our business model serves us well as we fulfill digital orders through our FLS and we recently enabled Off-Price digital sales to be fulfilled by our Nordstrom Rack stores. We have taken the following actions to date to increase our cash position and preserve financial flexibility:

•	Drew down $800 on our Revolver and issued $600 in secured debt financing, ending the quarter with $1,355 in cash and cash equivalents on-hand

•	Suspended quarterly cash dividends beginning in the second quarter of 2020 and share repurchases

•	Planned expense savings of $200 to $250 and further net cash savings of more than $500 in operating expenses, capital expenditures and working capital in fiscal year 2020
We strive to maintain a level of liquidity sufficient to allow us to cover our seasonal cash needs and to maintain appropriate levels of short-term borrowings. While this is a time of great uncertainty, we believe that our operating cash flows are sufficient to meet our cash requirements for the next 12 months and beyond, even excluding the impacts of any potential future borrowings.
Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments.
The following is a summary of our cash flows by activity:

	Quarter Ended
	May 2, 2020	May 4, 2019
Net cash used in operating activities	($778)	($31)
Net cash used in investing activities	(126)	(248)
Net cash provided by (used in) financing activities	1,417	(230)
Operating Activities
Net cash used in operating activities increased $747 for the quarter ended May 2, 2020, compared with the same period in 2019, primarily due to a reduction in net earnings as a result of temporary store closures and the charges associated with the impacts of COVID-19.
Investing Activities
Net cash used in investing activities decreased $122 for the quarter ended May 2, 2020, compared with the same period in 2019, primarily due to a decrease in capital expenditures, as we prioritized investments in supply chain and technology, while reducing non-critical spend on store remodels.
Capital Expenditures
Our capital expenditures, net are summarized as follows:

	Quarter Ended
Fiscal year	May 2, 2020	May 4, 2019
Capital expenditures	$131	$249
Less: deferred property incentives[1]	(8)	(29)
Capital expenditures, net	$123	$220

Capital expenditures % of net sales	6.4%	7.4%
1 Deferred property incentives are included in our cash provided by operations in our Consolidated Statements of Cash Flows in Item 1. We operationally view the property incentives we receive from our developers and vendors as an offset to our capital expenditures.
Financing Activities
The change in financing activities for the quarter ended May 2, 2020, compared with the same period in 2019, was $1,647, primarily due to the proceeds from the Revolver and Secured Notes and decreased share repurchases, which were paused beginning in the second quarter of 2019.

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

	Quarter Ended
	May 2, 2020	May 4, 2019
Net cash used in operating activities	($778)	($31)
Less: capital expenditures	(131)	(249)
Add: change in cash book overdrafts	83	40
Free Cash Flow	($826)	($240)
Adjusted EBITDA and Adjusted EBITDAR (Non-GAAP financial measures)
Adjusted EBITDA is one of our key financial metrics to reflect our view of cash flow from net earnings. Adjusted EBITDA excludes significant items which are non-operating in nature in order to evaluate our core operating performance against prior periods. The financial measure calculated under GAAP which is most directly comparable to Adjusted EBITDA is net earnings.
Adjusted EBITDAR is also one of our key financial metrics as it will be used to measure compliance with one of our Revolver covenants beginning in the third quarter of 2020. Adjusted EBITDAR reflects the items in Adjusted EBITDA, excludes rent expense as defined by the Revolver agreement, and captures other differences between the contractual requirements in the Revolver agreement and Adjusted EBITDA, including the inclusion or exclusion of certain non-cash charges. The financial measure calculated under GAAP which is most directly comparable to Adjusted EBITDAR is net earnings.
Adjusted EBITDA and Adjusted EBITDAR are not measures of financial performance under GAAP and should be considered in addition to, and not as a substitute for net earnings, overall change in cash or liquidity of the business as a whole. Our method of determining non-GAAP financial measures may differ from other companies’ methods and therefore may not be comparable to those used by other companies. The following is a reconciliation of net earnings to Adjusted EBITDA and Adjusted EBITDAR:

	Quarter Ended
	May 2, 2020	May 4, 2019
Net (loss) earnings	($521)	$37
Add: income tax (benefit) expense	(326)	16
Add: interest expense, net	34	24
(Loss) earnings before interest and income taxes	(813)	77

Add: depreciation and amortization expenses	176	163
Less: amortization of developer reimbursements	(19)	(19)
Add: asset impairments	117	—
Adjusted EBITDA	($539)	$221

Add: rent expense[1]	61	65
Add: other Revolver covenant adjustments[2]	2	3
Adjusted EBITDAR	($476)	$289
1 Rent expense, exclusive of amortization of developer reimbursements, is added back for consistency with our debt covenant calculation requirements, and is calculated under the previous lease standard.
2  Other adjusting items to reconcile Adjusted EBITDA to Adjusted EBITDAR as defined by our Revolver covenant includes interest income, and certain non-cash charges where relevant.

23 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Credit Capacity and Commitments
During the first quarter of 2020, we amended our existing Revolver and borrowed $800. As of May 2, 2020, we had $800 outstanding under the credit facility. The Revolver contains customary representations, warranties, covenants and terms, including paying a variable rate of interest and a commitment fee based on our debt rating. The Revolver is available for working capital, capital expenditures and general corporate purposes. Provided that we obtain written consent from our lenders, we have the option to increase the Revolver by up to $200, to a total of $1,000, and two options to extend the Revolver by one year. For more information about our credit facilities, see Note 3: Debt and Credit Facilities in Item 1.
Impact of Credit Ratings
Changes in our credit ratings may impact our costs to borrow, whether our personal property secures our Revolver and the debt covenants we follow.
For our Revolver, the interest rate applicable to any borrowings we may enter into depends upon the type of borrowing incurred plus an applicable margin, which is determined based on our credit ratings. At the time of this report, our credit ratings and outlook were as follows:

	Credit Ratings	Outlook
Moody’s	Baa3	Negative
Standard & Poor’s	BBB-	Negative
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
Debt Covenants
As of May 2, 2020, our borrowings under the Revolver were classified as secured as our Leverage Ratio exceeded four, and we met our asset coverage and minimum liquidity covenants. For more information about our debt covenants, see Note 3: Debt and Credit Facilities in Item 1.
Contractual Obligations
As of May 2, 2020, there have been no material changes to our contractual obligations as disclosed in our 2019 Annual Report except as disclosed in Note 3: Debt and Credit Facilities and Note 5: Commitments and Contingencies of Item 1.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe that the estimates, assumptions and judgments involved in the accounting policies referred to in our 2019 Annual Report have the greatest potential effect on our financial statements, so we consider these to be our critical accounting policies and estimates. Our management has discussed the development and selection of these critical accounting estimates with the Audit & Finance Committee of our Board of Directors.
Except as disclosed in Note 1: Basis of Presentation of Item 1, pertaining to the impact of COVID-19, there have been no material changes to our significant accounting policies or critical accounting estimates as described in our 2019 Annual Report.

24 of 28

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We discussed our interest rate risk and our foreign currency exchange risk in our 2019 Annual Report. There have been no material changes to these risks since that time.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the quarter ended May 2, 2020, we implemented a new payroll system and modified our payroll processes and related internal controls.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors we discussed in our Form 8-K filed with the SEC on April 8, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) SHARE REPURCHASES
(Dollar and share amounts in millions, except per share amounts)
In August 2018, our Board of Directors authorized a program to repurchase up to $1,500 of our outstanding common stock, with no expiration date. On March 23, 2020, in response to uncertainty from the COVID-19 pandemic, we announced that we were suspending share repurchases. During the first quarter of 2020, we did not repurchase any shares of our common stock and we had $707 remaining in share repurchase capacity as of May 2, 2020. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to market and economic conditions, certain financial covenants and applicable SEC rules.
Item 6. Exhibits.
Exhibits are incorporated herein by reference or are filed or furnished with this report as set forth in the Exhibit Index on page 27 hereof.

26 of 28

NORDSTROM, INC.
Exhibit Index

Exhibit		Method of Filing
3.1	Bylaws, as amended and restated on May 20, 2020	Incorporated by reference from the Registrant’s Form 8-K filed on May 26, 2020, Exhibit 3.1

4.1	Indenture, dated as of April 16, 2020, by and between Nordstrom, Inc. and Wells Fargo Bank, National Association, as indenture trustee	Filed herewith electronically

10.1	Nordstrom, Inc. 2019 Equity Incentive Plan (2020 Amendment)	Incorporated by reference to Appendix B to the Registrant’s Form DEF 14A filed on April 7, 2020

10.2	Nordstrom Supplemental Executive Retirement Plan (2020 Restatement)	Filed herewith electronically

10.3	First Amendment to Revolving Credit Agreement dated September 26, 2018	Filed herewith electronically

10.4	Form of Restricted Stock Award under the 2019 Equity Incentive Plan	Filed herewith electronically

10.5	Form of 2020 Nonqualified Stock Option Award Agreement, Supplemental Award	Filed herewith electronically

31.1	Certification of Chief Executive Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	Inline XBRL Instance Document	Filed herewith electronically

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

104	Cover Page Interactive Data File (Inline XBRL)	Filed herewith electronically

27 of 28

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Anne L. Bramman
Anne L. Bramman
Chief Financial Officer
(Principal Financial Officer)

Date:	June 10, 2020

28 of 28