Form 10-Q
period 2020-08-01
NORDSTROM INC
filed 2020-09-04
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2020
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
Yes ☐ No ☑
Common stock outstanding as of August 28, 2020: 157,150,280 shares
1 of 27

2 of 27

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
Strategic and Operational
•the novel coronavirus (“COVID-19”) global pandemic and the recent civil unrest, looting and rioting in several urban centers, each of which may make it necessary to close our physical stores and facilities in affected areas and may have a negative impact on our business and results, which may exacerbate any of the risks discussed below,
•successful execution of our customer strategy to provide the best possible service, product and experience, both in stores and online,
•timely and effective implementation and execution of our evolving business model, including:
◦scaling our market strategy, which consists of the integration of our physical and digital assets, development of new supply chain capabilities and timely delivery of products,
◦our merchandise strategy, including our ability to offer compelling assortments,
◦enhancing our platforms and processes to allow for more flexible inventory management,
•our ability to effectively allocate and scale our marketing strategies and resources between The Nordy Club, advertising and promotional campaigns,
•our ability to respond to the evolving retail environment and our development of new market strategies and customer offerings, which may result from numerous causes, including new fashion trends, environmental considerations and our customers’ changing expectations of service and experience in stores and online,
•our ability to properly balance our investments in existing and new store locations, technology and supply chain facilities, including the expansion of our market strategy,
•successful execution of our information technology strategy, including engagement with third-party service providers,
•our ability to effectively utilize internal and third-party data in strategic planning and decision making,
•our ability to maintain or expand our presence, including timely completion of construction associated with new, relocated and remodeled stores and Supply Chain Network facilities, as well as any potential store closures, all of which may be impacted by third parties, consumer demand and other natural or man-made disruptions, and government responses to any such disruptions,
•efficient and proper allocation of our capital resources,
•effective inventory management processes and systems, fulfillment and supply chain processes and systems, our ability to prevent or mitigate disruptions in our supply chain and our ability to control costs,
•the impact of any systems or network failures, cybersecurity and/or security breaches, including any security breach of our systems or those of a third-party provider that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information or compliance with information security and privacy laws and regulations in the event of such an incident,
•our ability to maintain our reputation and relationships with our vendors, third-party service providers and landlords,
•our ability to maintain relationships with and motivate our employees and to effectively attract, develop and retain our top talent and future leaders,
•our ability to realize the expected benefits, anticipate and respond to potential risks and appropriately manage costs associated with our credit card revenue sharing program,
•market fluctuations, increases in operating costs, exit costs and overall liabilities and losses associated with owning and leasing real estate,
•potential goodwill impairment charges, future impairment charges, fluctuations in the fair values of reporting units or of assets in the event projected financial results are not achieved within expected time frames or our strategic direction changes,
•compliance with debt and operating covenants, availability and cost of credit, changes in our credit rating and changes in interest rates, and our ability to maintain an investment grade credit rating,
•the actual timing, price, manner and amounts of future share repurchases, dividend payments, or share issuances, if any,
Economic and External
•the length and severity of epidemics or pandemics, such as the COVID-19 pandemic, or other catastrophic events, and the related impact on customer behavior, store and online operations and supply chain functions, as well as our future consolidated financial position, results of operations and cash flows,
•the impact of the seasonal nature of our business and cyclical customer spending,
•the impact of economic and market conditions, including unemployment rates in the U.S. and Canada, and the resultant impact on consumer spending and credit patterns,
3 of 27

•the impact of economic, environmental or political conditions in the U.S. and Canada and countries where our third-party vendors operate,
•weather conditions, natural disasters, epidemics, national security concerns or other market and supply chain disruptions, or the effects of tariffs, or the prospects of these events and the resulting impact on consumer spending patterns or information technology systems and communications,
Legal and Regulatory
•our compliance with applicable domestic and international laws, regulations and ethical standards, including those related to employment and tax, information security and privacy, consumer credit and the outcome of any claims and litigation and resolution of such matters,
•the impact of the current regulatory environment and financial system, health care and tax reforms,
•the impact of changes in accounting rules and regulations, changes in our interpretation of the rules or regulations, or changes in underlying assumptions, estimates or judgments,
•the impact of claims, litigation and regulatory investigations, including those related to information security, privacy and consumer credit.
These and other factors, including those factors we discussed in Part II, Item 1A: Risk Factors, could affect our financial results and cause our actual results to differ materially from any forward-looking information we may provide. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
4 of 27

DEFINITIONS
The following table includes definitions of Nordstrom commonly used terms:

Term	Definition
2019 Plan	2019 Equity Incentive Plan
2019 Annual Report	Annual Report on Form 10-K filed on March 20, 2020
Adjusted EBITDA	Adjusted earnings before interest, income taxes, depreciation and amortization (a non-GAAP financial measure)
Adjusted EBITDAR	Adjusted earnings before interest, income taxes, depreciation, amortization and rent, as defined by our Revolver covenant (a non-GAAP financial measure)
Adjusted ROIC	Adjusted return on invested capital (a non-GAAP financial measure)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CODM	Chief operating decision maker
COVID-19	Novel coronavirus
Digital sales	Online and digitally-assisted store sales, which include Online Order Pickup, Ship to Store and Style Board, a digital selling tool
EBIT	Earnings (Loss) before interest and income taxes
EPS	Earnings (Loss) per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
Express Services	Full-Price order pickups and returns offered at certain Nordstrom Rack stores
FASB	Financial Accounting Standards Board
Second quarter of 2020	13 fiscal weeks ending August 1, 2020
Second quarter of 2019	13 fiscal weeks ending August 3, 2019
Fiscal year 2020	52 fiscal weeks ending January 30, 2021
Fiscal year 2019	52 fiscal weeks ending February 1, 2020
FLS	Full-line stores
Full-Price	Nordstrom U.S. full-line stores, Nordstrom.com, Canada, Nordstrom Local, Trunk Club and, prior to the second quarter of 2020, Jeffrey
GAAP	Generally accepted accounting principles
Gross profit	Net sales less cost of sales and related buying and occupancy costs
Inventory turnover rate	Trailing 4-quarter cost of sales and related buying and occupancy costs divided by the trailing 4-quarter average inventory
Lease Standard	ASU No. 2016-02, Leases, and all related amendments (ASC 842)
Leverage Ratio	Ratio of adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (a non-GAAP financial measure)
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Nordstrom Local	Nordstrom Local service hubs, which offer Full-Price order pickups, returns, alterations and other services
Nordstrom NYC	Our New York City flagship FLS, including the Men’s location
The Nordy Club	Our customer loyalty program enhanced in October 2018
NRHL	Nordstromrack.com/HauteLook
NYSE	New York Stock Exchange
Off-Price	Nordstrom U.S. Rack stores, Nordstromrack.com, HauteLook.com and Last Chance clearance stores
Operating Lease Cost	Fixed rent expense, including fixed common area maintenance expense, net of developer reimbursement amortization
PCAOB	Public Company Accounting Oversight Board (United States)
Property incentives	Developer and vendor reimbursements
PSU	Performance share unit
Revolver	Senior revolving credit facility
ROU asset	Operating lease right-of-use asset
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
SERP	Unfunded defined benefit Supplemental Executive Retirement Plan
Secured Notes	8.750% senior secured notes due May 2025
SG&A	Selling, general and administrative
Supply Chain Network	Fulfillment centers that primarily process and ship orders to our customers, distribution centers that primarily process and ship merchandise to our stores and other facilities and omni-channel centers that both fulfill customer orders and ship merchandise to our stores
TD	Toronto-Dominion Bank, N.A.
5 of 27

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales	$1,778	$3,778	$3,804	$7,127
Credit card revenues, net	84	94	177	188
Total revenues	1,862	3,872	3,981	7,315
Cost of sales and related buying and occupancy costs	(1,406)	(2,476)	(3,216)	(4,704)
Selling, general and administrative expenses	(826)	(1,180)	(1,948)	(2,319)
(Loss) earnings before interest and income taxes	(370)	216	(1,183)	292
Interest expense, net	(51)	(23)	(85)	(46)
(Loss) earnings before income taxes	(421)	193	(1,268)	246
Income tax benefit (expense)	166	(52)	492	(69)
Net (loss) earnings	($255)	$141	($776)	$177

(Loss) earnings per share:
Basic	($1.62)	$0.91	($4.95)	$1.14
Diluted	($1.62)	$0.90	($4.95)	$1.14

Weighted-average shares outstanding:
Basic	157.2	155.0	156.8	155.0
Diluted	157.2	155.6	156.8	155.9
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net (loss) earnings	($255)	$141	($776)	$177
Foreign currency translation adjustment	11	7	(13)	(2)
Post retirement plan adjustments, net of tax	1	—	3	—
Comprehensive net (loss) earnings	($243)	$148	($786)	$175
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
6 of 27

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	August 1, 2020	February 1, 2020	August 3, 2019
Assets
Current assets:
Cash and cash equivalents	$991	$853	$956
Accounts receivable, net	146	179	211
Merchandise inventories	1,466	1,920	1,932
Prepaid expenses and other	802	278	384
Total current assets	3,405	3,230	3,483

Land, property and equipment (net of accumulated depreciation of $6,843, $6,995 and $6,813)	3,845	4,179	4,036
Operating lease right-of-use assets	1,655	1,774	1,801
Goodwill	249	249	249
Other assets	381	305	366
Total assets	$9,535	$9,737	$9,935

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving line of credit	$500	$—	$—
Accounts payable	1,298	1,576	1,819
Accrued salaries, wages and related benefits	288	510	442
Current portion of operating lease liabilities	272	244	237
Other current liabilities	1,284	1,190	1,427
Current portion of long-term debt	—	—	500
Total current liabilities	3,642	3,520	4,425

Long-term debt, net	3,266	2,676	2,178
Non-current operating lease liabilities	1,782	1,875	1,912
Other liabilities	671	687	661

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 157.1, 155.6 and 154.9 shares issued and outstanding	3,168	3,129	3,084
Accumulated deficit	(2,916)	(2,082)	(2,286)
Accumulated other comprehensive loss	(78)	(68)	(39)
Total shareholders’ equity	174	979	759
Total liabilities and shareholders’ equity	$9,535	$9,737	$9,935
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
7 of 27

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Common stock
Balance, beginning of period	$3,148	$3,067	$3,129	$3,048
Issuance of common stock under stock compensation plans	—	—	11	11
Stock-based compensation	20	17	28	25
Balance, end of period	$3,168	$3,084	$3,168	$3,084

Accumulated deficit
Balance, beginning of period	($2,661)	($2,370)	($2,082)	($2,138)
Cumulative effect of adopted accounting standards	—	—	—	(25)
Net (loss) earnings	(255)	141	(776)	177
Dividends	—	(57)	(58)	(114)
Repurchase of common stock	—	—	—	(186)
Balance, end of period	($2,916)	($2,286)	($2,916)	($2,286)

Accumulated other comprehensive loss
Balance, beginning of period	($90)	($46)	($68)	($37)
Other comprehensive income (loss)	12	7	(10)	(2)
Balance, end of period	($78)	($39)	($78)	($39)

Total Shareholders’ Equity	$174	$759	$174	$759

Dividends per share	$—	$0.37	$0.37	$0.74
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
8 of 27

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six Months Ended
	August 1, 2020	August 3, 2019
Operating Activities
Net (loss) earnings	($776)	$177
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization expenses and other, net	353	325
Asset impairment	137	—
Right-of-use asset amortization	85	89
Deferred income taxes, net	(67)	(21)
Stock-based compensation expense	33	40
Change in operating assets and liabilities:
Accounts receivable	49	21
Merchandise inventories	397	1
Prepaid expenses and other assets	(534)	(140)
Accounts payable	(49)	322
Accrued salaries, wages and related benefits	(219)	(137)
Other current liabilities	98	128
Lease liabilities	(103)	(125)
Other liabilities	5	12
Net cash (used in) provided by operating activities	(591)	692

Investing Activities
Capital expenditures	(228)	(480)
Other, net	17	26
Net cash used in investing activities	(211)	(454)

Financing Activities
Proceeds from revolving line of credit	800	—
Payments on revolving line of credit	(300)	—
Proceeds from long-term borrowings	600	—
(Decrease) Increase in cash book overdrafts	(84)	92
Cash dividends paid	(58)	(114)
Payments for repurchase of common stock	—	(210)
Proceeds from issuances under stock compensation plans	11	11
Tax withholding on share-based awards	(8)	(18)
Other, net	(12)	—
Net cash provided by (used in) financing activities	949	(239)

Effect of exchange rate changes on cash and cash equivalents	(9)	—
Net increase (decrease) in cash and cash equivalents	138	(1)
Cash and cash equivalents at beginning of period	853	957
Cash and cash equivalents at end of period	$991	$956

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes, net	$8	$62
Interest, net of capitalized interest	68	50
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
The Condensed Consolidated Financial Statements as of and for the periods ended August 1, 2020 and August 3, 2019 are unaudited. The Condensed Consolidated Balance Sheet as of February 1, 2020 has been derived from the audited Consolidated Financial Statements included in our 2019 Annual Report. The interim Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and related footnote disclosures contained in our 2019 Annual Report.
Our business, like that of other retailers, is subject to seasonal fluctuations. Our sales are typically higher in our second quarter, which historically included our Anniversary Sale, and the holidays in the fourth quarter. As a result of COVID-19, the Anniversary Sale has moved to August in 2020, which falls entirely in our third fiscal quarter. Results for any one quarter may not be indicative of the results that may be achieved for a full fiscal year.
Use of Estimates
The preparation of financial statements in conformity with GAAP in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities during the reporting period. Uncertainties regarding such estimates and assumptions are inherent in the preparation of financial statements and actual results may differ from these estimates and assumptions. Our most significant accounting judgments and estimates include leases, revenue recognition, long-lived asset recoverability, goodwill impairment and income taxes, all of which involve assumptions about future events. We may be unable to accurately predict the impact of COVID-19 going forward and as a result our estimates may change in the near term. See below for areas that required more judgments and estimation as a result of COVID-19.
Revenue Recognition
We reduce sales and cost of sales by an estimate of our future customer merchandise returns, which is calculated based on historical return patterns, and record a sales return allowance and an estimated return asset. We record the impact of the sales return allowance in our separate Full-Price, Off-Price and digital sales metrics. The majority of our returns from both digital and physical sales come through our stores. While our stores were temporarily closed approximately 50% of the days for the quarter and six months ended August 1, 2020, our customers were generally not able to return goods in our stores, impacting the expected timing of returns. As a result, our estimates of future returns require more judgment, and actual returns may differ from our historical return rates.
Long-Lived Assets
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

As we optimize our mix of physical and digital assets to align with longer-term customer trends, we closed 16 FLS, six Trunk Club clubhouses and three Jeffrey boutiques. As part of these closures, we incurred non-cash impairment charges on long-lived tangible and ROU assets, primarily associated with the FLS closures, to adjust the carrying values to their estimated fair value. The following table provides details related to asset impairment charges as a result of COVID-19:

	August 1, 2020
	Quarter Ended	Six Months Ended
Long-lived asset impairment[1]	$2	$96
Operating lease ROU asset impairment[1]	18	41
Total asset impairment	$20	$137
1 As of August 1, 2020, the carrying value of the applicable long-lived and operating lease ROU assets after impairment was $14 and $6.
These charges are primarily included in our Retail segment SG&A expense on the Condensed Consolidated Statement of Earnings.
10 of 27

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
Goodwill Impairment
We review our goodwill annually in the fourth quarter or when circumstances indicate that the carrying value may exceed fair value. Our most recently completed goodwill impairment analyses in the fourth quarter of 2019 indicated significant excess fair values over carrying values. After performing both qualitative and quantitative analyses, including review of future long-term revenue and cash flow assumptions, we concluded a triggering event requiring us to accelerate our annual goodwill impairment analysis did not occur, as we still expect any potential change in fair value to exceed carrying value. As a result, we did not record a goodwill impairment charge for the six months ended August 1, 2020.
CARES Act and Other COVID-19 Stimulus
On March 27, 2020, the CARES Act was signed into law, providing payroll tax credits for employee retention, deferral of payroll taxes and several income tax provisions including modifications to the net interest deduction limitation, changes to certain property depreciation and allowing for carryback of certain operating losses.
We have estimated the impacts of the CARES Act and other COVID-19 related stimulus in accordance with our overall approach for determining our income tax provision, which uses an estimated annual effective tax rate based on our best estimates and adjusts for discrete taxable events that occur during the quarter. As a result, we will carryback our 2020 U.S. federal operating loss and recover taxes previously paid at the applicable 35% tax rate rather than the current rate of 21%. Our estimated annual effective tax rate reflects this benefit and is the primary driver for the rate increase when compared with the same period in 2019. As a result, we recorded $437 in taxes receivable as of August 1, 2020, which is classified in prepaid expenses and other on the Condensed Consolidated Balance Sheet.
In addition, for the six months ended August 1, 2020, we recognized $58 in employee retention payroll tax credits and elected to defer payment of the employer portion of social security taxes, both as provided for under the CARES Act and other COVID-19 related stimulus.
Severance
In the first quarter of 2020, we recorded $88 of restructuring costs in connection with our regional and corporate reorganization, including $25 in cost of sales and related buying and occupancy costs and $63 in SG&A on the Condensed Consolidated Statement of Earnings. We have approximately $25 of payments remaining as of August 1, 2020.
Leases
We incurred operating lease liabilities arising from the commencement of lease agreements of $39 for the six months ended August 1, 2020 and $58 for the six months ended August 3, 2019.
NOTE 2: REVENUE
Contract Liabilities
Contract liabilities represent our obligation to transfer goods or services to customers and include deferred revenue for The Nordy Club (including points and Nordstrom Notes) and gift cards. Our contract liabilities are classified as current on the Condensed Consolidated Balance Sheets and are as follows:

Contract Liabilities
Balance as of February 2, 2019	$548
Balance as of May 4, 2019	504
Balance as of August 3, 2019	488

Balance as of February 1, 2020	576
Balance as of May 2, 2020	489
Balance as of August 1, 2020	498
Revenues recognized from our beginning contract liability balance were $71 and $175 for the quarter and six months ended August 1, 2020 and $138 and $231 for the quarter and six months ended August 3, 2019.
11 of 27

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
Disaggregation of Revenue
The following table summarizes our disaggregated net sales:

	Quarter Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Full-Price	$1,066	$2,530	$2,423	$4,657
Off-Price	712	1,248	1,381	2,470
Total net sales	$1,778	$3,778	$3,804	$7,127

Digital sales as a % of total net sales	61%	30%	57%	31%
The following table summarizes the percent of net sales by merchandise category:

	Quarter Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Women’s Apparel	27%	32%	30%	32%
Shoes	27%	23%	26%	24%
Men’s Apparel	12%	16%	11%	16%
Women’s Accessories	15%	11%	14%	11%
Beauty	12%	11%	12%	11%
Kids’ Apparel	4%	4%	4%	4%
Other	3%	3%	3%	2%
Total net sales	100%	100%	100%	100%
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
Credit Facilities
During the first quarter of 2020, we amended our existing Revolver and borrowed $800. Under the terms of the amendment, if our Leverage Ratio is greater than four or our unsecured debt is rated below BBB- with a stable outlook at Standard & Poor’s or Baa3 with a stable outlook at Moody’s, any borrowings under our Revolver will be secured by substantially all our personal property and we will be subject to asset coverage and minimum liquidity covenants, as well as a fixed charge coverage covenant beginning in the third quarter of 2020. If our Leverage Ratio is below four and our unsecured debt is rated at or above BBB- with a stable outlook at Standard & Poor’s or Baa3 with a stable outlook at Moody’s, any borrowings under our Revolver will be unsecured, we will not be subject to the above covenants and the restrictions on dividend payments and share repurchases will be removed. As of August 1, 2020, our borrowings under the Revolver were classified as secured as our Leverage Ratio exceeded four and we did not meet or exceed our credit rating threshold. We met our asset coverage and minimum liquidity covenants. Provided that we obtain written consent from the lenders, we have the option to increase the Revolver by up to $200, to a total of $1,000, and two options to extend the Revolver by one year.
The Revolver expires in September 2023 and is classified in total current liabilities on the Condensed Consolidated Balance Sheet. During the second quarter of 2020, we repaid $300 of the $800 previously borrowed. The Revolver contains customary representations, warranties, covenants and terms, including paying a variable rate of interest and a commitment fee based on our debt rating. The Revolver is available for working capital, capital expenditures and general corporate purposes.
As a result of our borrowings under the Revolver, the full capacity of our $800 commercial paper program is not available to us at this time. When available, the program allows us to use the proceeds to fund operating cash requirements. Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. The issuance of commercial paper has the effect of reducing available liquidity under the Revolver by an amount equal to the principal amount of commercial paper outstanding. As of August 1, 2020, we had no issuances outstanding under our commercial paper program.
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
Long-term debt is recorded at carrying value. If long-term debt was measured at fair value, we would use quoted market prices of the same or similar issues, which is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	August 1, 2020	February 1, 2020	August 3, 2019
Carrying value of long-term debt	$3,266	$2,676	$2,678
Fair value of long-term debt	2,922	2,905	2,782
Non-financial Assets Measured at Fair Value on a Nonrecurring Basis
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill, long-lived tangible and ROU assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. For more information regarding long-lived tangible and ROU asset impairment charges for the six months ended August 1, 2020, see Note 1: Basis of Presentation. There were no material impairment charges for the six months ended August 3, 2019.
NOTE 5: COMMITMENTS AND CONTINGENCIES
Our NYC flagship store opened in October 2019 and the related building and equipment assets were placed into service at the end of the third quarter of 2019, while construction continues in the residential condominium units above the store. As of August 1, 2020, we have a fee interest in the retail condominium unit. We are committed to make one remaining installment payment based on the developer meeting final pre-established construction and development milestones. Precautions related to the COVID-19 pandemic have caused delays in meeting these milestones and the timing of the remaining payment.
Our estimated total purchase obligations decreased by approximately 30% as of August 1, 2020, compared with our balance as of February 2, 2020. This decrease was primarily from a reduction in inventory purchase orders.

13 of 27

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
NOTE 6: SHAREHOLDERS’ EQUITY
In August 2018, our Board of Directors authorized a program to repurchase up to $1,500 of our outstanding common stock, with no expiration date. On March 23, 2020, in response to uncertainty from the COVID-19 pandemic, we announced the suspension of our quarterly dividend payments beginning in the second quarter of 2020 and the immediate suspension of our share repurchase program. We remain committed to these programs over the long-term and intend to resume dividend payments and share repurchases when appropriate. The following is a summary of share repurchase activity:

	Six Months Ended
	August 1, 2020	August 3, 2019
2018 Program
Shares of common stock repurchased	—	4.1
Aggregate amount of common stock repurchased	—	$186
We had $707 remaining in share repurchase capacity as of August 1, 2020. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to market and economic conditions, certain financial covenants and applicable SEC rules.
The amendment to our Revolver contains negative covenants with respect to the payment of dividends and share repurchases when either our Leverage Ratio is above four or our unsecured debt is rated below BBB- with a stable outlook at Standard & Poor’s or Baa3 with a stable outlook at Moody’s. As of August 1, 2020, our Leverage Ratio exceeded four and we did not meet our credit rating covenant, preventing us from paying dividends or repurchasing shares.
NOTE 7: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
RSUs	$16	$14	$29	$28
Stock options	2	3	4	7
Other[1]	2	3	—	5
Total stock-based compensation expense, before income tax benefit	20	20	33	40
Income tax benefit	(8)	(5)	(13)	(10)
Total stock-based compensation expense, net of income tax benefit	$12	$15	$20	$30
1 Other stock-based compensation expense includes PSUs, ESPP and nonemployee director stock awards.
The following table summarizes our grant allocations:

	Six Months Ended
	August 1, 2020		August 3, 2019
	Granted	Weighted-average grant-date fair value per unit	Granted	Weighted-average grant-date fair value per unit
RSUs	3.3	$21	1.1	$41
Stock options	1.8	$7	1.0	$15
PSUs	0.4	$24	0.3	$42
Under our deferred and stock-based compensation plan arrangements, we issued 0.1 and 1.6 shares of common stock during the quarter and six months ended August 1, 2020 and 0.3 and 1.4 shares during the quarter and six months ended August 3, 2019.

14 of 27

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
NOTE 8: EARNINGS PER SHARE
The computation of EPS is as follows:

	Quarter Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net (loss) earnings	($255)	$141	($776)	$177

Basic shares	157.2	155.0	156.8	155.0
Dilutive effect of common stock equivalents	—	0.6	—	0.9
Diluted shares	157.2	155.6	156.8	155.9

(Loss) earnings per basic share	($1.62)	$0.91	($4.95)	$1.14
(Loss) earnings per diluted share	($1.62)	$0.90	($4.95)	$1.14

Anti-dilutive common stock equivalents	14.4	11.5	13.7	10.4
NOTE 9: SEGMENT REPORTING
The following table sets forth information for our reportable segment:

	Quarter Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Retail segment EBIT	($394)	$272	($1,105)	$414
Corporate/Other income (loss) before interest and income taxes	24	(56)	(78)	(122)
Interest expense, net	(51)	(23)	(85)	(46)
(Loss) earnings before income taxes	($421)	$193	($1,268)	$246
For information about disaggregated revenues, see Note 2: Revenue.
15 of 27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts)
OVERVIEW
At the onset of the pandemic, our primary objective was protecting and enhancing liquidity, which we achieved. Given the uncertainty over how long our temporary store closures would last, and with inventory as our biggest investment, we took decisive action to minimize risk and stabilize our business.
In the first quarter, we significantly reduced inventory levels by more than 25%, allowing us to mitigate markdowns and bring in newness for customers. As the pace of change in customer behavior continued to accelerate, we also took proactive steps to execute our strategic plans with greater speed. This included restructuring our organization and permanently closing 16 FLS, which contributed to overhead cost reductions of nearly 20% in the second quarter.
For the second quarter, we successfully executed on our operating plan with earnings, cash and liquidity well exceeding our expectations. Our net loss per share of $1.62 and EBIT loss of $370 included COVID-19 related charges of $0.08 per share or $23, primarily associated with corporate asset impairments. We ended the quarter with almost $1,300 in liquidity, including $991 in cash. We generated quarterly operating cash flow of more than $185, enabling us to pay down $300 on our revolving line of credit.
Total net sales declined 53%, reflecting our stores being closed approximately 50% of the days for the quarter and also included a timing shift of approximately 10 percentage points from moving the entire Anniversary event from the second quarter into the third quarter. Our digital sales decrease of 5% was also negatively impacted by the Anniversary shift by approximately 25 percentage points. Excluding the shift impact, digital sales increased approximately 20% in the second quarter.
From a top-line perspective, we achieved our expectations and identified opportunities to drive further improvement. Our streamlined operations and inventory position gave us flexibility to bring in new and relevant product. While inventories were constrained and we left some demand unmet, our decision to be prudent with our inventory plans helped deliver better than expected merchandise margin, earnings and operating cash flow. We exited the quarter in an advantageous position, with clean inventory and an ability to amplify relevant categories to capture customer demand.
We increased receipts in July as we geared up for our Anniversary Sale that began on August 4th. This is our largest event, offering new arrivals at limited-time savings. It represents an important opportunity for us to provide a one-of-a-kind experience for our loyalty customers while introducing new customers to Nordstrom. Due to COVID-19, we moved our event from July to August to help ensure the safety and comfort of our customers and employees and to deliver the most relevant merchandise assortment.
As we head into the second half of the year, we continue to take a flexible and prudent approach to planning our business. Given the highly uncertain environment, we are prepared for a range of scenarios to ensure we can sustain and grow our business. We are confident in our ability to continue developing critical enablers of the customer experience while maintaining the ability to adjust quickly. Based on current trends and our inventory plans, we expect sequential and gradual improvement in sales, earnings and cash flow in the back half of the year.
Our actions to shore up our financial position in the first half of 2020 allow us to head into the second half of this year and prepare for 2021 from a position of strength. We accelerated our long-term strategic plans by optimizing the mix of physical and digital assets and increasing our agility through a leaner and more efficient organization. When combined with a capital structure that provides a strong foundation for reinvestment, we are well-positioned to respond quickly to a period of accelerated change in customer behavior. Over the near and medium term, we are focused on reinvesting in our strategic growth priorities to deliver a best-in-class customer experience while maintaining a strong balance sheet. As we emerge from this disruptive period, our ambition is for Nordstrom to be positioned as a retail winner by gaining market share and driving profitable growth.
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
Net Sales
The following table summarizes net sales by business:

	Quarter Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales by business:
Full-Price	$1,066	$2,530	$2,423	$4,657
Off-Price	712	1,248	1,381	2,470
Total net sales	$1,778	$3,778	$3,804	$7,127

Net sales decrease by business:
Full-Price	(57.9%)	(6.5%)	(48.0%)	(5.9%)
Off-Price	(43.0%)	(1.9%)	(44.1%)	(1.3%)
Total Company	(53.0%)	(5.1%)	(46.6%)	(4.3%)

Digital sales as % of total net sales	61%	30%	57%	31%
Total Company net sales decreased 53.0% and 46.6% for the second quarter and six months ended August 1, 2020, compared with the same periods in 2019. These declines primarily resulted from COVID-19, including our temporary store closures for approximately 50% of the days for the quarter and six months ended August 1, 2020, as well as the timing impact of the Anniversary Sale shifting from the second quarter to the third quarter in 2020. The top-performing merchandise categories were Home, Kids’ and Accessories for the second quarter of 2020 and six months ended August 1, 2020. During the six months ended August 1, 2020, we closed 16 FLS, six Trunk Club clubhouses and three Jeffrey boutiques.
Digital sales decreased 5% for the second quarter of 2020 and were flat for the six months ended August 1, 2020, compared with the same periods in 2019, primarily due to the Anniversary Sale timing shift that negatively impacted the second quarter by approximately 25 percentage points. By excluding the shift impact, digital sales increased approximately 20% in the second quarter and in the mid-teens range for the six months ended August 1, 2020.
Full-Price net sales decreased 57.9% and 48.0% for the second quarter and six months ended August 1, 2020, compared with the same periods in 2019. These declines resulted from the temporary store closures and the Anniversary Sale timing shift. Off-Price net sales decreased 43.0% and 44.1% for the second quarter and six months ended August 1, 2020, compared with the same periods in 2019. These declines resulted primarily from the temporary store closures.
Credit Card Revenues, Net
Credit card revenues, net include our portion of the ongoing credit card revenue, net of credit losses, pursuant to our program agreement with TD. TD is the exclusive issuer of our consumer credit cards and we perform the account servicing functions. Credit card revenues, net was $84 and $177 for the second quarter and six months ended August 1, 2020, compared with $94 and $188 for the same periods in 2019. The decreases were primarily a result of lower interchange revenue from lower spend on our credit cards at other merchants.
17 of 27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts)
Gross Profit
The following table summarizes gross profit:

	Quarter Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Gross profit	$372	$1,302	$588	$2,423
Gross profit as a % of net sales	20.9%	34.5%	15.5%	34.0%

			August 1, 2020	August 3, 2019
Inventory turnover rate			4.52	4.71
Gross profit decreased $930 and 14% as a percentage of net sales for the second quarter of 2020, and $1,835 and 19% for the six months ended August 1, 2020 compared with the same periods in 2019, primarily due to planned markdowns and deleverage from lower sales volume.
Ending inventory as of August 1, 2020 decreased 24% compared with the prior period, primarily due to the impact of our aggressive actions in prior quarter to reduce receipts and clear inventory, enabling targeted new receipts to support the Anniversary Sale. Lower sales volume led to a decrease in inventory turnover rate as of August 1, 2020.
Selling, General and Administrative Expenses
SG&A is summarized in the following table:

	Quarter Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
SG&A expenses	$826	$1,180	$1,948	$2,319
SG&A expenses as a % of net sales	46.5%	31.2%	51.2%	32.5%
SG&A decreased $354 for the second quarter of 2020 and $371 for the six months ended August 1, 2020, compared with the same periods in 2019, primarily as a result of lower sales volumes in addition to reduced overhead labor and benefit costs. SG&A rates increased for the second quarter of 2020 and six months ended August 1, 2020, primarily as a result of deleverage on lower sales volumes.
Earnings (Loss) Before Interest and Income Taxes
EBIT is summarized in the following table:

	Quarter Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
EBIT	($370)	$216	($1,183)	$292
EBIT as a % of sales	(20.8%)	5.7%	(31.1%)	4.1%
EBIT decreased $586 for the second quarter of 2020 and $1,475 for the six months ended August 1, 2020, compared with the same periods in 2019, primarily due to lower sales volume from COVID-19 and the Anniversary Sale timing shift. COVID-19 related charges of $23 in the second quarter of 2020 consisted primarily of corporate asset impairments. COVID-19 related charges of $303 for the six months ended August 1, 2020 consisted primarily of asset impairments from store closures, premium pay and benefits and restructuring charges.
18 of 27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts)
Interest Expense, Net
Interest expense, net was $51 for the second quarter of 2020, compared with $23 for the same period in 2019, and $85 for the six months ended August 1, 2020, compared with $46 for the same period in 2019. The increase for the second quarter of 2020 and six months ended August 1, 2020 was primarily due to additional interest related to the Revolver drawdown and the new Senior Secured Note in the first quarter of 2020, as well as lower capitalized interest in 2020.
Income Tax Expense
Income tax expense is summarized in the following table:

	Quarter Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Income tax expense	($166)	$52	($492)	$69
Effective tax rate	39.5%	27.2%	38.8%	28.0%
The effective tax rate increased in the second quarter of 2020 and for the six months ended August 1, 2020, compared with the same periods in 2019, primarily due to the CARES Act that allows us to carry back expected 2020 losses at the higher tax rate in previous years. The increase was partially offset by reduced federal credits and increased nondeductible stock compensation.
Earnings (Loss) Per Share
EPS is as follows:

	Quarter Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Basic	($1.62)	$0.91	($4.95)	$1.14
Diluted	($1.62)	$0.90	($4.95)	$1.14
Earnings (loss) per diluted share decreased $2.52 for the second quarter of 2020, compared with the same period in 2019, and decreased $6.09 for the six months ended August 1, 2020, compared with the same period in 2019, primarily due to lower sales as a result of COVID-19 and the Anniversary Sale timing shift.
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
For 2019, income statement activity for adjusted net operating profit and balance sheet amounts for average invested capital are comprised of two quarters of activity under the Lease Standard for 2019, and two quarters of 2018 under the previous lease standard. Under the previous lease standard, we estimated the value of our operating leases as if they met the criteria for capital leases or we had purchased the properties. This provided additional supplemental information that estimated the investment in our operating leases. Estimated depreciation on capitalized operating leases and average estimated asset base of capitalized operating leases are not calculated in accordance with, nor an alternative for, GAAP and should not be considered in isolation or as a substitution for our results as reported under GAAP.
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
The following is a reconciliation of return on assets to Adjusted ROIC:

	Four Quarters Ended
	August 1, 2020	August 3, 2019
Net (loss) earnings	($458)	$492
Add: income tax (benefit) expense	(375)	144
Add: interest expense	149	109
(Loss) earnings before interest and income tax expense	(684)	745

Add: operating lease interest[1]	98	47
Add: rent expense, net	—	127
Less: estimated depreciation on capitalized operating leases[2]	—	(68)
Adjusted net operating (loss) profit	(586)	851

Less: estimated income tax expense	264	(193)
Adjusted net operating (loss) profit after tax	($322)	$658

Average total assets	$9,850	$9,016
Add: average estimated asset base of capitalized operating leases[2]	—	1,005
Less: average deferred property incentives and deferred rent liability	—	(303)
Less: average deferred property incentives in excess of ROU assets[3]	(296)	(154)
Less: average non-interest-bearing current liabilities	(3,267)	(3,528)
Average invested capital	$6,287	$6,036

Return on assets[4]	(4.6%)	5.5%
Adjusted ROIC[4]	(5.1%)	10.9%
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
4 Results for the four quarters ended August 3, 2019 included the $72 impact related to the Estimated Non-recurring Charge, which negatively impacted return on assets by approximately 50 basis points and Adjusted ROIC by approximately 70 basis points. Integration charges, primarily related to Trunk Club, of $32 in the fourth quarter of 2019, were primarily non-cash related and negatively impacted return on assets by approximately 30 basis points and Adjusted ROIC by approximately 30 basis points for the four quarters ended August 1, 2020. COVID-19 related charges for the four quarters ended August 1, 2020 negatively impacted return on assets by approximately 190 basis points and Adjusted ROIC by approximately 270 basis points for the four quarters ended August 1, 2020.
20 of 27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts)
LIQUIDITY AND CAPITAL RESOURCES
In response to the uncertainty related to the COVID-19 pandemic, we took action to provide further liquidity and flexibility during these unprecedented times. Our stores were temporarily closed approximately 50% of the days for the quarter and six months ended August 1, 2020. We continue to review state and local legal requirements and conditions and may need to close some or all of the stores currently open as COVID-19 and other uncertainties, including civil unrest, continue to unfold. We remain open and ready to serve our customers through our apps and online at Nordstrom.com, Nordstrom.ca, Nordstromrack.com, HauteLook.com and TrunkClub.com, including digital styling, online order pickup and contactless curbside services at certain FLS. Our business model serves us well as we fulfill digital orders through many of our stores. We have taken the following actions to date to increase our cash position and preserve financial flexibility:
•Drew down $500 net on our Revolver and issued $600 in Secured Notes
•Suspended quarterly cash dividends beginning in the second quarter of 2020 and share repurchases
•Planned expense savings of $200 to $250 and further net cash savings of more than $500 in operating expenses, capital expenditures and working capital in fiscal year 2020
Second quarter operating cash flow of $187 exceeded our expectations and enabled us to pay down $300 on our Revolver. Nordstrom ended the second quarter with $991 in cash and cash equivalents and $300 of additional liquidity available on our Revolver. With our financial position strengthened, we are prioritizing market share gains and profitable sales growth.
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
The following is a summary of our cash flows by activity:

	Six Months Ended
	August 1, 2020	August 3, 2019
Net cash (used in) provided by operating activities	($591)	$692
Net cash used in investing activities	(211)	(454)
Net cash provided by (used in) financing activities	949	(239)
Operating Activities
Cash from operating activities decreased $1,283 for the six months ended August 1, 2020, compared with the same period in 2019, primarily due to a reduction in net earnings as a result of temporary store closures and the Anniversary Sale timing shift.
Investing Activities
Net cash used in investing activities decreased $243 for the six months ended August 1, 2020, compared with the same period in 2019, primarily due to a decrease in capital expenditures, as we prioritized investments in supply chain and technology, while reducing non-critical spend on store remodels.
Capital Expenditures
Our capital expenditures, net are summarized as follows:

	Six Months Ended
	August 1, 2020	August 3, 2019
Capital expenditures	$228	$480
Less: deferred property incentives[1]	(27)	(39)
Capital expenditures, net	$201	$441

Capital expenditures % of net sales	6.0%	6.7%
1 Deferred property incentives are included in our cash provided by operations in our Consolidated Statements of Cash Flows in Item 1. We operationally view the property incentives we receive from our developers and vendors as an offset to our capital expenditures.
Financing Activities
Cash from financing activities increased $1,188 for the six months ended August 1, 2020, compared with the same period in 2019, primarily due to the net proceeds from the Revolver and Secured Notes.
21 of 27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts)
Free Cash Flow (Non-GAAP financial measure)
Free Cash Flow is one of our key liquidity measures and, when used in conjunction with GAAP measures, we believe it provides investors with a meaningful analysis of our ability to generate cash from our business.
Free Cash Flow is not a measure of financial performance under GAAP and should be considered in addition to, and not as a substitute for, operating cash flows or other financial measures prepared in accordance with GAAP. Our method of determining non-GAAP financial measures may differ from other companies’ methods and therefore may not be comparable to those used by other companies. The financial measure calculated under GAAP which is most directly comparable to Free Cash Flow is net cash (used in) provided by operating activities. The following is a reconciliation of net cash (used in) provided by operating activities to Free Cash Flow:

	Six Months Ended
	August 1, 2020	August 3, 2019
Net cash (used in) provided by operating activities	($591)	$692
Less: capital expenditures	(228)	(480)
(Less) Add: change in cash book overdrafts	(84)	92
Free Cash Flow	($903)	$304
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

	Six Months Ended
	August 1, 2020	August 3, 2019
Net (loss) earnings	($776)	$177
Add: income tax (benefit) expense	(492)	69
Add: interest expense, net	85	46
(Loss) earnings before interest and income taxes	(1,183)	292

Add: depreciation and amortization expenses	342	323
Less: amortization of developer reimbursements	(42)	(38)
Add: asset impairments	137	—
Adjusted EBITDA	($746)	$577

Add: rent expense[1]	116	130
Add: other Revolver covenant adjustments[2]	2	5
Adjusted EBITDAR	($628)	$712
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
22 of 27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts)
Credit Capacity and Commitments
During the first quarter of 2020, we amended our existing Revolver and borrowed $800. As of August 1, 2020, we had $500 outstanding under the facility. The Revolver contains customary representations, warranties, covenants and terms, including paying a variable rate of interest and a commitment fee based on our debt rating. The Revolver is available for working capital, capital expenditures and general corporate purposes. Provided that we obtain written consent from our lenders, we have the option to increase the Revolver by up to $200, to a total of $1,000, and two options to extend the Revolver by one year. For more information about our credit facilities, see Note 3: Debt and Credit Facilities in Item 1.
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

	Credit Ratings	Outlook
Moody’s	Baa3	Negative
Standard & Poor’s	BB+	Negative
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
In June 2020, we amended our program agreement with TD to eliminate the prior requirement to post collateral and extend the term of the agreement until April 2024.
Debt Covenants
As of August 1, 2020, our borrowings under the Revolver were classified as secured as our Leverage Ratio exceeded four, and we met our asset coverage and minimum liquidity covenants. For more information about our debt covenants, see Note 3: Debt and Credit Facilities in Item 1.
Contractual Obligations
As of August 1, 2020, there have been no material changes to our contractual obligations as disclosed in our 2019 Annual Report except as disclosed in Note 3: Debt and Credit Facilities and Note 5: Commitments and Contingencies of Item 1.
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
24 of 27

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are subject from time to time to various claims and lawsuits arising in the ordinary course of business, including breach of contract claims and lawsuits alleging violations of state and/or federal wage and hour and other employment laws, privacy and other consumer-based claims. Some of these lawsuits include certified classes of litigants, or purport or may be determined to be class or collective actions and seek substantial damages or injunctive relief, or both, and some may remain unresolved for several years. We believe the recorded accruals in our Condensed Consolidated Financial Statements are adequate in light of the probable and estimable liabilities. As of the date of this report, we do not believe any currently identified claim, proceeding or litigation, either alone or in the aggregate, will have a material impact on our results of operations, financial position or cash flows. Since these matters are subject to inherent uncertainties, our view of them may change in the future.
Item 1A. Risk Factors.
We discussed our risk factors in our Form 8-K filed with the SEC on April 8, 2020. The following is an update to our risk factors as previously disclosed:
The novel coronavirus (COVID-19) global pandemic has had and is expected to continue to have an adverse effect on our business and results of operations.
In late 2019, COVID-19 emerged and spread worldwide. In March 2020, the World Health Organization declared COVID-19 a global pandemic and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures have adversely affected workforces, customers, consumer sentiment, economies and financial markets, and, along with decreased consumer spending, have led to an economic downturn in the majority of our markets. As a result of COVID-19, we temporarily closed all of our physical stores beginning March 17, 2020 to do our part to limit the spread of the virus. We have since reopened our stores in accordance with local restrictions and where we believe we can provide for the safety and well-being of our employees and customers. Due to the uncertainty of COVID-19, we are continuing to assess the situation, including government-imposed restrictions, market by market.
We have been, and expect to continue to be, negatively impacted by the deterioration in the economic conditions in North America and the follow-on impact of that deterioration on discretionary consumer spending and changes in consumer behavior. In addition, we, as well as our vendors and third-party service providers, have experienced adverse operational effects due to reduced operating hours, social distancing restrictions, supply chain disruptions, labor shortages and the need to adapt to ever-changing operating procedures and protocols.
We are unable to accurately predict the full impact that COVID-19 will have on our operations going forward due to uncertainties which will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and spread of the COVID-19 pandemic, actions taken to limit the spread and the public’s willingness to comply with such actions, the availability, safety and efficacy of a vaccine and positive treatments for COVID-19, and the impact of governmental regulations that might be imposed in response to the pandemic. Numerous state and local jurisdictions have imposed, and others in the future may impose, shelter-in-place orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders and restrictions have negatively impacted our operations.
To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the “Risk Factors” sections of our Annual Report on Form 10-K, such as those risks relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and other liabilities, our ability to comply with the covenants contained in the agreements that govern our indebtedness, our ability to attract, retain, train and develop our future leaders and our ability to maintain our relationships with our customers, vendors, landlords and employees.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) SHARE REPURCHASES
(Dollar and share amounts in millions, except per share amounts)
In August 2018, our Board of Directors authorized a program to repurchase up to $1,500 of our outstanding common stock, with no expiration date. On March 23, 2020, in response to uncertainty from the COVID-19 pandemic, we announced that we were suspending share repurchases. During the second quarter of 2020, we did not repurchase any shares of our common stock and we had $707 remaining in share repurchase capacity as of August 1, 2020. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to market and economic conditions, certain financial covenants and applicable SEC rules.
Item 6. Exhibits.
Exhibits are incorporated herein by reference or are filed or furnished with this report as set forth in the Exhibit Index on page 26 hereof.
25 of 27

NORDSTROM, INC.
Exhibit Index

Exhibit		Method of Filing

3.1	Bylaws, as amended and restated on August 19, 2020	Incorporated by reference from the Registrant’s Form 8-K filed on August 20, 2020, Exhibit 3.1

10.1	Nordstrom Supplemental Executive Retirement Plan (2020 Restatement)	Filed herewith electronically

31.1	Certification of Chief Executive Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	Inline XBRL Instance Document	Filed herewith electronically

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

104	Cover Page Interactive Data File (Inline XBRL)	Filed herewith electronically
26 of 27

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Anne L. Bramman
Anne L. Bramman
Chief Financial Officer
(Principal Financial Officer)

Date:	September 4, 2020
27 of 27