Form 10-Q
period 2020-10-31
NORDSTROM INC
filed 2020-12-04
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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
Yes ☐ No ☑
Common stock outstanding as of November 27, 2020: 157,683,518 shares
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
Strategic and Operational
•the novel coronavirus (“COVID-19”) global pandemic and the civil unrest, in several urban centers, each of which may make it necessary to close our physical stores and facilities in affected areas and may have a negative impact on our business and results, any of which may exacerbate any of the risks below,
•successful execution of our customer strategy to provide superior service, products and experiences, both in stores and online,
•timely and effective implementation and execution of our evolving business model, including:
◦scaling our market strategy, which consists of the integration of our physical and digital assets, development of new supply chain capabilities and timely delivery of products,
◦our merchandise strategy, including our ability to offer compelling assortments,
◦enhancing our platforms and processes to deliver core capabilities to drive customer, employee and partner experiences and service,
•our ability to effectively allocate and scale our marketing strategies and resources between The Nordy Club, advertising and promotional campaigns,
•our ability to respond to the evolving retail environment and our development of new market strategies and customer offerings, which may result from numerous causes, including new fashion trends, environmental considerations and our customers’ changing expectations of service and experience in stores and online,
•our ability to properly balance our investments in technology, supply chain facilities and existing and new store locations, including the expansion of our market strategy,
•successful execution of our information technology strategy, including engagement with third-party service providers,
•our ability to effectively utilize internal and third-party data in strategic planning and decision making,
•our ability to maintain or expand our presence, including timely completion of construction associated with new, relocated and remodeled stores and Supply Chain Network facilities, as well as any potential store closures, all of which may be impacted by third parties, consumer demand and other natural or man-made disruptions, and government responses to any such disruptions,
•efficient and proper allocation of our capital resources,
•effective inventory management processes and systems, fulfillment and supply chain processes and systems, our ability to prevent or mitigate disruptions in our supply chain and our ability to control costs,
•the impact of any systems or network failures, cybersecurity and/or security breaches, including any security breach of our systems or those of a third-party provider that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information or compliance with information security and privacy laws and regulations in the event of such an incident,
•our ability to maintain our reputation and relationships with our customers, vendors, third-party partners and landlords,
•our ability to maintain relationships with and motivate our employees and to effectively attract, develop and retain our top talent and future leaders,
•our ability to realize the expected benefits, anticipate and respond to potential risks and appropriately manage costs associated with our credit card revenue sharing program,
•market fluctuations, increases in operating costs, exit costs and overall liabilities and losses associated with owning and leasing real estate,
•potential goodwill impairment charges, future impairment charges, fluctuations in the fair values of reporting units or of assets in the event projected financial results are not achieved within expected time frames or our strategic direction changes,
•compliance with debt and operating covenants, availability and cost of credit, changes in our credit rating and changes in interest rates,
•the actual timing, price, manner and amounts of future share repurchases, dividend payments, or share issuances, if any,
Economic and External
•the length and severity of epidemics or pandemics, such as the COVID-19 pandemic, or other catastrophic events, and the related impact on customer behavior, store and online operations and supply chain functions, as well as our future consolidated financial position, results of operations and cash flows,
•the impact of the seasonal nature of our business and cyclical customer spending,
•the impact of economic and market conditions, including unemployment and bankruptcy rates in the U.S. and Canada, and the resultant impact on consumer spending and credit patterns,
3 of 28

•the impact of economic, environmental or political conditions in the U.S. and Canada and countries where our third-party vendors operate,
•potential insolvency experienced by our vendors, suppliers, landlords, peers, or customers as a result of any economic downturn,
•weather conditions, natural disasters, climate change, national security concerns, other market and supply chain disruptions, the effects of tariffs, or the prospects of these events and the resulting impact on consumer spending patterns or information technology systems and communications,
Legal and Regulatory
•our compliance with applicable domestic and international laws, regulations and ethical standards, including those related to COVID-19, employment and tax, information security and privacy, consumer credit and environmental regulations, and the outcome of any claims, litigation and regulatory investigations and resolution of such matters,
•the impact of the current regulatory environment, financial system and tax reforms,
•the impact of changes in accounting rules and regulations, changes in our interpretation of the rules or regulations, or changes in underlying assumptions, estimates or judgments.
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
Digital sales
Digital sales self-guided by the customer, as in a traditional online order, which may be picked up in our Nordstrom full-line stores, Nordstrom Rack stores or Nordstrom Local service hubs, or facilitated by a salesperson using a virtual styling or selling tool, such as Trunk Club or Style Board, and include our sales return reserve.

EBIT	Earnings (Loss) before interest and income taxes
EPS	Earnings (Loss) per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
Express Services	Full-Price order pickups and returns offered at certain Nordstrom Rack stores
FASB	Financial Accounting Standards Board
Third quarter of 2020	13 fiscal weeks ending October 31, 2020
Third quarter of 2019	13 fiscal weeks ending November 2, 2019
Fiscal year 2020	52 fiscal weeks ending January 30, 2021
Fiscal year 2019	52 fiscal weeks ending February 1, 2020
FLS	Full-line stores
Full-Price	Nordstrom U.S. full-line stores, Nordstrom.com, Canada, Nordstrom Local, Trunk Club and, prior to the second quarter of 2020, Jeffrey
GAAP	Generally accepted accounting principles
Gross profit	Net sales less cost of sales and related buying and occupancy costs
Inventory turnover rate	Trailing 4-quarter cost of sales and related buying and occupancy costs divided by the trailing 4-quarter average inventory
Lease Standard	ASU No. 2016-02, Leases, and all related amendments (ASC 842)
Leverage Ratio	Ratio of adjusted debt to earnings before interest, income taxes, depreciation, amortization and rent (a non-GAAP financial measure)
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Nordstrom Local	Nordstrom Local service hubs, which offer Full-Price order pickups, returns, alterations and other services
Nordstrom NYC	Our New York City flagship FLS, including the Men’s location
The Nordy Club	Our customer loyalty program enhanced in October 2018
NRHL	Nordstromrack.com & HauteLook.com
NYSE	New York Stock Exchange
Off-Price	Nordstrom U.S. Rack stores, Nordstromrack.com, HauteLook.com and Last Chance clearance stores
Operating Lease Cost	Fixed rent expense, including fixed common area maintenance expense, net of developer reimbursement amortization
PCAOB	Public Company Accounting Oversight Board (United States)
Property incentives	Developer and vendor reimbursements
PSU	Performance share unit
Revolver	Senior revolving credit facility
ROU asset	Operating lease right-of-use asset
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
SERP	Unfunded defined benefit Supplemental Executive Retirement Plan
Secured Notes	8.750% senior secured notes due May 2025
SG&A	Selling, general and administrative
Supply Chain Network	Fulfillment centers that primarily process and ship orders to our customers, distribution centers that primarily process and ship merchandise to our stores and other facilities and omni-channel centers that both fulfill customer orders and ship merchandise to our stores
TD	Toronto-Dominion Bank, N.A.
5 of 28

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales	$3,002	$3,566	$6,806	$10,694
Credit card revenues, net	87	106	264	293
Total revenues	3,089	3,672	7,070	10,987
Cost of sales and related buying and occupancy costs	(2,019)	(2,344)	(5,235)	(7,049)
Selling, general and administrative expenses	(964)	(1,135)	(2,912)	(3,453)
Earnings (loss) before interest and income taxes	106	193	(1,077)	485
Interest expense, net	(48)	(20)	(133)	(66)
Earnings (loss) before income taxes	58	173	(1,210)	419
Income tax (expense) benefit	(5)	(47)	487	(115)
Net earnings (loss)	$53	$126	($723)	$304

Earnings (loss) per share:
Basic	$0.34	$0.81	($4.60)	$1.96
Diluted	$0.34	$0.81	($4.60)	$1.95

Weighted-average shares outstanding:
Basic	157.5	155.2	157.0	155.1
Diluted	158.2	155.8	157.0	155.9
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net earnings (loss)	$53	$126	($723)	$304
Foreign currency translation adjustment	1	2	(12)	(1)
Post retirement plan adjustments, net of tax	2	—	5	—
Comprehensive net earnings (loss)	$56	$128	($730)	$303
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
6 of 28

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	October 31, 2020	February 1, 2020	November 2, 2019
Assets
Current assets:
Cash and cash equivalents	$889	$853	$487
Accounts receivable, net	256	179	234
Merchandise inventories	1,860	1,920	2,542
Prepaid expenses and other	902	278	310
Total current assets	3,907	3,230	3,573

Land, property and equipment (net of accumulated depreciation of $6,987, $6,995 and $6,884)	3,770	4,179	4,146
Operating lease right-of-use assets	1,611	1,774	1,784
Goodwill	249	249	249
Other assets	274	305	323
Total assets	$9,811	$9,737	$10,075

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving line of credit	$200	$—	$—
Accounts payable	2,053	1,576	2,148
Accrued salaries, wages and related benefits	254	510	470
Current portion of operating lease liabilities	269	244	238
Other current liabilities	1,119	1,190	1,125
Current portion of long-term debt	499	—	—
Total current liabilities	4,394	3,520	3,981

Long-term debt, net	2,767	2,676	2,679
Non-current operating lease liabilities	1,726	1,875	1,895
Other liabilities	672	687	669

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 157.7, 155.6 and 155.2 shares issued and outstanding	3,190	3,129	3,106
Accumulated deficit	(2,863)	(2,082)	(2,217)
Accumulated other comprehensive loss	(75)	(68)	(38)
Total shareholders’ equity	252	979	851
Total liabilities and shareholders’ equity	$9,811	$9,737	$10,075
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
7 of 28

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Common stock
Balance, beginning of period	$3,168	$3,084	$3,129	$3,048
Issuance of common stock under stock compensation plans	5	8	16	19
Stock-based compensation	17	14	45	39
Balance, end of period	$3,190	$3,106	$3,190	$3,106

Accumulated deficit
Balance, beginning of period	($2,916)	($2,286)	($2,082)	($2,138)
Cumulative effect of adopted accounting standards	—	—	—	(25)
Net earnings (loss)	53	126	(723)	304
Dividends	—	(57)	(58)	(172)
Repurchase of common stock	—	—	—	(186)
Balance, end of period	($2,863)	($2,217)	($2,863)	($2,217)

Accumulated other comprehensive loss
Balance, beginning of period	($78)	($39)	($68)	($37)
Other comprehensive income (loss)	3	1	(7)	(1)
Balance, end of period	($75)	($38)	($75)	($38)

Total Shareholders’ Equity	$252	$851	$252	$851

Dividends per share	$—	$0.37	$0.37	$1.11
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
8 of 28

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine Months Ended
	October 31, 2020	November 2, 2019
Operating Activities
Net (loss) earnings	($723)	$304
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization expenses and other, net	518	482
Asset impairment	137	—
Right-of-use asset amortization	126	132
Deferred income taxes, net	39	25
Stock-based compensation expense	50	55
Change in operating assets and liabilities:
Accounts receivable	(57)	31
Merchandise inventories	175	(515)
Prepaid expenses and other assets	(641)	(68)
Accounts payable	409	579
Accrued salaries, wages and related benefits	(254)	(109)
Other current liabilities	(72)	(175)
Lease liabilities	(163)	(191)
Other liabilities	20	19
Net cash (used in) provided by operating activities	(436)	569

Investing Activities
Capital expenditures	(311)	(741)
Other, net	20	24
Net cash used in investing activities	(291)	(717)

Financing Activities
Proceeds from revolving line of credit	800	—
Payments on revolving line of credit	(600)	—
Proceeds from long-term borrowings	600	—
Increase in cash book overdrafts	39	58
Cash dividends paid	(58)	(172)
Payments for repurchase of common stock	—	(210)
Proceeds from issuances under stock compensation plans	16	19
Tax withholding on share-based awards	(8)	(17)
Other, net	(16)	—
Net cash provided by (used in) financing activities	773	(322)

Effect of exchange rate changes on cash and cash equivalents	(10)	—
Net increase (decrease) in cash and cash equivalents	36	(470)
Cash and cash equivalents at beginning of period	853	957
Cash and cash equivalents at end of period	$889	$487

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes, net	$9	$162
Interest, net of capitalized interest	107	76
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
The Condensed Consolidated Financial Statements as of and for the periods ended October 31, 2020 and November 2, 2019 are unaudited. The Condensed Consolidated Balance Sheet as of February 1, 2020 has been derived from the audited Consolidated Financial Statements included in our 2019 Annual Report. The interim Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and related footnote disclosures contained in our 2019 Annual Report.
Our business, like that of other retailers, is subject to seasonal fluctuations. Our sales are typically higher in our second quarter, which historically included our Anniversary Sale, and the holidays in the fourth quarter. As a result of COVID-19, the Anniversary Sale was moved to August in 2020, which falls entirely in our third fiscal quarter. Results for any one quarter may not be indicative of the results that may be achieved for a full fiscal year.
Use of Estimates
The preparation of financial statements in conformity with GAAP in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities during the reporting period. Uncertainties regarding such estimates and assumptions are inherent in the preparation of financial statements and actual results may differ from these estimates and assumptions. Our most significant accounting judgments and estimates include leases, revenue recognition, long-lived asset recoverability, goodwill impairment and income taxes, all of which involve assumptions about future events. We may be unable to accurately predict the impact of COVID-19 going forward and as a result our estimates may change in the near term. See below for areas where our estimates and assumptions were further impacted by COVID-19.
Revenue Recognition
We reduce sales and cost of sales by an estimate of our future customer merchandise returns, which is calculated based on historical return patterns, and record a sales return allowance and an estimated return asset. We record the impact of the sales return allowance in our separate Full-Price, Off-Price and digital sales metrics. The majority of our returns from both digital and physical sales come through our stores. During the current year, we have experienced declines in our actual return rates, primarily at Full-Price. Accordingly, we have adjusted our estimates of future return rates to reflect recent experience. Estimating future returns requires substantial judgement based on current and historical trends, and actual returns may vary from our estimates.
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

As we optimized our mix of physical and digital assets to align with longer-term customer trends, we closed 16 FLS, six Trunk Club clubhouses and three Jeffrey boutiques in the first half of 2020. As part of these closures, we incurred non-cash impairment charges on long-lived tangible and ROU assets, primarily associated with the FLS closures, to adjust the carrying values to their estimated fair value. The following table provides details related to asset impairment charges as a result of COVID-19:

	October 31, 2020
	Quarter Ended	Nine Months Ended
Long-lived asset impairment[1]	$—	$96
Operating lease ROU asset impairment[1]	—	41
Total asset impairment	$—	$137
1 As of October 31, 2020, the carrying value of the applicable long-lived and operating lease ROU assets after impairment was $13 and $3.
These charges are primarily included in our Retail segment SG&A expense on the Condensed Consolidated Statement of Earnings.
10 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
Goodwill Impairment
We review our goodwill annually in the fourth quarter or when circumstances indicate that the carrying value may exceed fair value. Our most recently completed goodwill impairment analyses in the fourth quarter of 2019 indicated significant excess fair values over carrying values. After performing both qualitative and quantitative analyses, including review of future long-term revenue and cash flow assumptions, we concluded a triggering event requiring us to accelerate our annual goodwill impairment analysis did not occur, as we still expect any potential change in fair value to exceed carrying value. As a result, we did not record a goodwill impairment charge for the nine months ended October 31, 2020.
CARES Act and Other COVID-19 Stimulus
On March 27, 2020, the CARES Act was signed into law, providing payroll tax credits for employee retention, deferral of payroll taxes and several income tax provisions including modifications to the net interest deduction limitation, changes to certain property depreciation and allowing for carryback of certain operating losses.
We have estimated the impacts of the CARES Act and other COVID-19 related stimulus in accordance with our overall approach for determining our income tax provision, which uses an estimated annual effective tax rate based on our best estimates and adjusts for discrete taxable events that occur during the quarter. As a result, we will carryback our 2020 U.S. federal operating loss and recover taxes previously paid at the applicable 35% tax rate rather than the current rate of 21%. Our estimated annual effective tax rate reflects this benefit and is the primary driver for the rate increase when compared with 2019. As a result, we recorded $544 in taxes receivable as of October 31, 2020, which is classified in prepaid expenses and other on the Condensed Consolidated Balance Sheet.
In addition, for the nine months ended October 31, 2020, we recognized $62 in employee retention payroll tax credits and elected to defer payment of the employer portion of social security taxes, both as provided for under the CARES Act and other COVID-19 related stimulus.
Severance
In the first quarter of 2020, we recorded $88 of restructuring costs in connection with our regional and corporate reorganization, including $25 in cost of sales and related buying and occupancy costs and $63 in SG&A on the Condensed Consolidated Statement of Earnings.
Leases
We incurred operating lease liabilities arising from the commencement of lease agreements of $55 for the nine months ended October 31, 2020 and $102 for the nine months ended November 2, 2019.
Recent Accounting Pronouncements
In August 2020, the SEC adopted the final rule under SEC Release No. 33-10825, Modernization of Regulation S-K Items 101, 103 and 105, amending certain disclosure requirements for the description of business, legal proceedings and risk factors. This final rule will be effective for us in the fourth quarter of 2020. We continue to evaluate the effects of this rule, however, we do not anticipate the adoption of this final rule to have a material effect on our Consolidated Financial Statements.

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
(Unaudited)
NOTE 2: REVENUE
Contract Liabilities
Contract liabilities represent our obligation to transfer goods or services to customers and include deferred revenue for The Nordy Club (including points and Nordstrom Notes) and gift cards. Our contract liabilities are classified as current on the Condensed Consolidated Balance Sheets and are as follows:

Contract Liabilities
Balance as of February 2, 2019	$548
Balance as of May 4, 2019	504
Balance as of August 3, 2019	488
Balance as of November 2, 2019	483

Balance as of February 1, 2020	576
Balance as of May 2, 2020	489
Balance as of August 1, 2020	498
Balance as of October 31, 2020	478
Revenues recognized from our beginning contract liability balance were $98 and $223 for the quarter and nine months ended October 31, 2020 and $110 and $269 for the quarter and nine months ended November 2, 2019.
Disaggregation of Revenue
The following table summarizes our disaggregated net sales:

	Quarter Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Full-Price	$2,120	$2,270	$4,543	$6,928
Off-Price	882	1,296	2,263	3,766
Total net sales	$3,002	$3,566	$6,806	$10,694

Digital sales as a % of total net sales	54%	34%	56%	32%
The following table summarizes the percent of net sales by merchandise category:

	Quarter Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Women’s Apparel	31%	32%	30%	33%
Shoes	26%	25%	26%	24%
Women’s Accessories	13%	10%	13%	11%
Beauty	13%	10%	13%	10%
Men’s Apparel	10%	16%	11%	16%
Kids’ Apparel	4%	4%	4%	4%
Other	3%	3%	3%	2%
Total net sales	100%	100%	100%	100%
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
12 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
Credit Facilities
During the first quarter of 2020, we amended our existing Revolver and borrowed $800. Under the terms of the amendment, if our Leverage Ratio is greater than four or our unsecured debt is rated below BBB- with a stable outlook at Standard & Poor’s or Baa3 with a stable outlook at Moody’s, any borrowings under our Revolver will be secured by substantially all our personal property and we will be subject to asset coverage and minimum liquidity covenants, as well as a fixed charge coverage covenant beginning in the third quarter of 2020. If our Leverage Ratio is below four and our unsecured debt is rated at or above BBB- with a stable outlook at Standard & Poor’s or Baa3 with a stable outlook at Moody’s, any borrowings under our Revolver will be unsecured, we will not be subject to the above covenants and the restrictions on dividend payments and share repurchases will be removed. As of October 31, 2020, our borrowings under the Revolver were classified as secured as our Leverage Ratio exceeded four and we did not meet or exceed our credit rating threshold. We met all other financial covenant measures for the quarter. Provided that we obtain written consent from the lenders, we have the option to increase the Revolver by up to $200, to a total of $1,000, and two options to extend the Revolver by one year.
The Revolver expires in September 2023 and is classified in total current liabilities on the Condensed Consolidated Balance Sheet. As of October 31, 2020, we had $200 outstanding under this facility after repaying $300 in the second quarter and $300 in the third quarter of 2020. The Revolver contains customary representations, warranties, covenants and terms, including paying a variable rate of interest and a commitment fee based on our debt rating. The Revolver is available for working capital, capital expenditures and general corporate purposes.
As a result of our borrowings under the Revolver, the full capacity of our $800 commercial paper program is not available to us at this time. When available, the program allows us to use the proceeds to fund operating cash requirements. Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. The issuance of commercial paper has the effect of reducing available liquidity under the Revolver by an amount equal to the principal amount of commercial paper outstanding. As of October 31, 2020, we had no issuances outstanding under our commercial paper program.
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
Long-term debt is recorded at carrying value. If long-term debt was measured at fair value, we would use quoted market prices of the same or similar issues, which is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	October 31, 2020	February 1, 2020	November 2, 2019
Carrying value of long-term debt	$3,266	$2,676	$2,679
Fair value of long-term debt	2,865	2,905	2,831
Non-financial Assets Measured at Fair Value on a Nonrecurring Basis
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill, long-lived tangible and ROU assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. For more information regarding long-lived tangible and ROU asset impairment charges for the nine months ended October 31, 2020, see Note 1: Basis of Presentation. There were no material impairment charges for the nine months ended November 2, 2019.
13 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)

NOTE 5: COMMITMENTS AND CONTINGENCIES
Our NYC flagship store opened in October 2019 and the related building and equipment assets were placed into service at the end of the third quarter of 2019, while construction continues in the residential condominium units above the store. As of October 31, 2020, we have a fee interest in the retail condominium unit. We are committed to make one remaining installment payment based on the developer meeting final pre-established construction and development milestones. Precautions related to the COVID-19 pandemic have caused delays in meeting these milestones and the timing of the remaining payment.
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

	Nine Months Ended
	October 31, 2020	November 2, 2019
2018 Program
Shares of common stock repurchased	—	4.1
Aggregate amount of common stock repurchased	—	$186
We had $707 remaining in share repurchase capacity as of October 31, 2020. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to market and economic conditions, certain financial covenants and applicable SEC rules.
The amendment to our Revolver contains negative covenants with respect to the payment of dividends and share repurchases when either our Leverage Ratio is above four or our unsecured debt is rated below BBB- with a stable outlook at Standard & Poor’s or Baa3 with a stable outlook at Moody’s. As of October 31, 2020, our Leverage Ratio exceeded four and we did not meet our credit rating covenant, preventing us from paying dividends or repurchasing shares.
NOTE 7: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
RSUs	$13	$11	$42	$39
Stock options	4	2	8	9
Other[1]	—	2	—	7
Total stock-based compensation expense, before income tax benefit	17	15	50	55
Income tax benefit	(6)	(4)	(19)	(14)
Total stock-based compensation expense, net of income tax benefit	$11	$11	$31	$41
1 Other stock-based compensation expense includes PSUs, ESPP and nonemployee director stock awards.
14 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
The following table summarizes our grant allocations:

	Nine Months Ended
	October 31, 2020		November 2, 2019
	Granted	Weighted-average grant-date fair value per unit	Granted	Weighted-average grant-date fair value per unit
RSUs	3.5	$20	1.2	$40
Stock options	3.9	$7	1.0	$15
PSUs	0.4	$24	0.3	$42
Under our deferred and stock-based compensation plan arrangements, we issued 0.5 and 2.1 shares of common stock during the quarter and nine months ended October 31, 2020 and 0.3 and 1.7 shares during the quarter and nine months ended November 2, 2019.
NOTE 8: EARNINGS PER SHARE
The computation of EPS is as follows:

	Quarter Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net earnings (loss)	$53	$126	($723)	$304

Basic shares	157.5	155.2	157.0	155.1
Dilutive effect of common stock equivalents	0.7	0.6	—	0.8
Diluted shares	158.2	155.8	157.0	155.9

Earnings (loss) per basic share	$0.34	$0.81	($4.60)	$1.96
Earnings (loss) per diluted share	$0.34	$0.81	($4.60)	$1.95

Anti-dilutive common stock equivalents	14.4	10.6	14.2	10.5
NOTE 9: SEGMENT REPORTING
The following table sets forth information for our reportable segment:

	Quarter Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Retail segment EBIT	$121	$257	($984)	$671
Corporate/Other EBIT	(15)	(64)	(93)	(186)
Interest expense, net	(48)	(20)	(133)	(66)
Earnings (loss) before income taxes	$58	$173	($1,210)	$419
For information about disaggregated revenues, see Note 2: Revenue.
15 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts)
OVERVIEW
Since the founding of our company, our focus has always been on the customer. Fast forward over 100 years, and that focus has never been more important. In this moment of retail disruption, the key to success is moving with speed and flexibility to adapt to the rapid changes in customer expectations.
Our third quarter results benefited from the immediate actions we took earlier this year to accelerate our strategic plans, rebase our cost structure, and continue our inventory discipline. For the third quarter, we reported positive earnings per share of $0.34, which included a $0.12 tax benefit related to the CARES Act. We generated EBIT of $106, driven by significant improvement in flow-through from rebasing our cost structure. In addition, as a testament to the scale of our digital platform, we delivered healthy profits as online sales accelerated to 54% of our business during the quarter.
Total net sales decreased 16%, in-line with our expectations and included a positive impact of approximately 10 percentage points due to the shift of the Nordstrom Anniversary Sale from the second quarter into the third quarter. After normalizing for the Anniversary Sale event shift, trends improved by approximately 17 percentage points relative to the second quarter, reflecting strength in our Anniversary Sale execution, sequential improvement in both Nordstrom FLS and Rack store traffic trends throughout the third quarter and continued digital growth.
Year-to-date, we realized cash savings of $550, net of COVID-19 related charges, across expense, capex and working capital. We expect to continue this momentum, tracking ahead of the high end of our targeted cash savings of $750 for the year. This included $330 in expense savings across our income statement primarily from taking out roughly 20% of our overhead base, excluding occupancy costs. Going forward, we expect the vast majority of this rebasing of our cost structure to continue, supporting our improved EBIT flow-through as we continue our sales recovery.
We ended the quarter with $1,489 in liquidity, including $889 in cash. We delivered operating cash flow of $342 over the past two quarters and returned to positive free cash flow during the third quarter. The strength of our cash flow generation enabled us to pay down a total of $600 on our revolver year-to-date with $200 outstanding at the end of the quarter.
Our strong financial position enables us to give customers a relevant product offering and reinvest in our strategic growth priorities to deliver a best-in-class experience. To achieve our goals of accelerating growth and improving returns, we prioritized three areas where there is a significant potential for growth:
Market Strategy
First, we are building on the success of our market strategy, which we now consider our blueprint in how we operate to better serve customers on their terms, gain market share and increase inventory efficiencies. By linking our digital and physical assets at the market level, we are able to offer customers up to seven times more selection with two-day delivery or next-day order pickup. We have now reached scale in 10 of our top markets, which account for more than half of our sales, and will continue to roll out our strategy across our top markets.
Another component of our market strategy is to provide customers with more convenient access to our services. In October, we expanded our capabilities so customers can now pick up their Nordstrom.com, Nordstromrack.com and HauteLook.com orders at nearly 350 Nordstrom and Nordstrom Rack locations in the United States.
Nordstrom Rack Brand
Second, we are continuing to leverage digital and physical assets to fuel growth of our Nordstrom Rack brand. We are competitively positioned as the only off-price retailer with a significant digital platform. In the third quarter, digital represented 40% of Nordstrom Rack sales. Another point of difference is our end-to-end approach to leveraging our strong vendor relationships across our ecosystem to provide customers with the best brands. More than 80% of our top 200 brands in Nordstrom are also carried at the Rack.
There are two main efforts underway to capitalize on the growth potential we see at the Rack – expanding our price points, particularly for lower prices, and better connecting our online and our physical stores, which will significantly increase selection. For more than 10 years, our Full-Price business has been able to use all sources of inventory across stores and fulfillment centers by having a single view of inventory. In October, we launched these capabilities in Nordstrom Rack, enabling online order pickup, expanded selection, and store fulfillment.
Digital Business
Our third driver of growth is to increase the velocity of our digital business. In 2019, digital made up 33% of sales and accelerated to 54% this quarter. We view this as a fundamental shift in shopping behavior, and we are well positioned to support our customers across both Nordstrom and Rack with a scalable platform that has been built to support many years of growth. We also know that we must translate the heritage of service that defines us more effectively in this digitally connected world. This means delivering personalization at scale by creating greater linkages between the digital and the physical experience. During the quarter, virtual styling accounted for roughly 30% of all styling appointments, and sales from personalized looks created by our salespeople tripled in volume from the second quarter.

16 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts)
The steps we took in the first half of the year to strengthen our financial flexibility enabled us to make meaningful progress to drive higher profitability and deliver strong cash flow. We are confident that we will successfully emerge from this pandemic in an even stronger position to serve our customers and generate value for our shareholders. As we head into the fourth quarter and 2021, we are confident in our ability to execute on our strategy and deliver profitable sales growth.
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
Net Sales
The following table summarizes net sales by business:

	Quarter Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales by business:
Full-Price	$2,120	$2,270	$4,543	$6,928
Off-Price	882	1,296	2,263	3,766
Total net sales	$3,002	$3,566	$6,806	$10,694

Net sales increase/(decrease) by business:
Full-Price	(6.6%)	(4.1%)	(34.4%)	(5.3%)
Off-Price	(32.0%)	1.2%	(39.9%)	(0.4%)
Total Company	(15.8%)	(2.2%)	(36.4%)	(3.6%)

Digital sales as % of total net sales	54%	34%	56%	32%
Total Company net sales decreased 15.8% and 36.4% for the third quarter and nine months ended October 31, 2020, compared with the same periods in 2019. These declines primarily resulted from COVID-19. After adjusting for the Anniversary Sale event shift, our improvement in the third quarter of 2020 compared with the second quarter of 2020 reflected strength in our Anniversary Sale execution, sequential improvement in both FLS and Rack store traffic trends and continued digital growth. For the nine months ended October 31, 2020, the decrease of the prior period is due primarily to the temporary store closures that occurred in the first half of the year. The top-performing merchandise categories were Active, Home, and Beauty for the third quarter of 2020 and for the nine months ended October 31, 2020.
Digital sales increased 37.3% and 12.9% for the third quarter and nine months ended October 31, 2020, compared with the same periods in 2019, due to accelerated growth from the impacts COVID-19 has had on customer shopping behavior and expanded fulfillment capabilities. The Anniversary Sale event shift positively impacted the third quarter of 2020 by approximately 25 percentage points. Excluding the event shift, digital sales trends for the third quarter of 2020 were consistent with the first half of the year.
Full-Price net sales decreased 6.6% and 34.4% for the third quarter and nine months ended October 31, 2020, compared with the same periods in 2019. The Anniversary Sale event shift positively impacted the third quarter of 2020 by approximately 17 percentage points. For the nine months ended October 31, 2020, the decrease is primarily from the temporary store closures that occurred in the first half of the year. Off-Price net sales decreased 32.0% and 39.9% for the third quarter and nine months ended October 31, 2020, compared with the same periods in 2019. These declines resulted primarily from the impacts of COVID-19 and temporary store closures in the first half of the year.
Credit Card Revenues, Net
Credit card revenues, net include our portion of the ongoing credit card revenue, net of credit losses, pursuant to our program agreement with TD. TD is the exclusive issuer of our consumer credit cards and we perform the account servicing functions. Credit card revenues, net was $87 and $264 for the third quarter and nine months ended October 31, 2020, compared with $106 and $293 for the same periods in 2019. The decreases were primarily a result of lower finance charges, lower late fee revenues from COVID-19 accommodations and lower interchange revenue from lower spend on our credit cards at other merchants.
17 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts)
Gross Profit
The following table summarizes gross profit:

	Quarter Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Gross profit	$983	$1,222	$1,571	$3,645
Gross profit as a % of net sales	32.8%	34.3%	23.1%	34.1%

			October 31, 2020	November 2, 2019
Inventory turnover rate			4.38	4.47
Gross profit decreased $239 and 1.5 percentage points as a rate of net sales for the third quarter of 2020, and $2,074 and 11 percentage points as a rate of net sales for the nine months ended October 31, 2020 compared with the same periods in 2019, primarily due to planned markdowns and deleverage from lower sales volume. The gross profit rate in the third quarter of 2020 was also negatively impacted by the shift in the Anniversary Sale.
Ending inventory as of October 31, 2020 decreased 27% compared with the prior period, in-line with the third quarter sales decrease after adjusting for the Anniversary Sale event shift. Lower sales volume led to a decrease in inventory turnover rate as of October 31, 2020.
Selling, General and Administrative Expenses
SG&A is summarized in the following table:

	Quarter Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
SG&A expenses	$964	$1,135	$2,912	$3,453
SG&A expenses as a % of net sales	32.1%	31.8%	42.8%	32.3%
SG&A decreased $171 for the third quarter of 2020 compared with the same period in 2019, primarily as a result of permanent reductions in overhead costs of approximately 20% from the prior year. SG&A decreased $541 for the nine months ended October 31, 2020, compared with the same period in 2019, primarily from lower variable expenses associated with lower sales volume and the reduced overhead costs, partially offset by COVID-19 related charges that occurred in the first half of the year. SG&A rates increased for the third quarter of 2020 and nine months ended October 31, 2020, primarily as a result of deleverage on lower sales volume.
Earnings (Loss) Before Interest and Income Taxes
EBIT is summarized in the following table:

	Quarter Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
EBIT	$106	$193	($1,077)	$485
EBIT as a % of net sales	3.5%	5.4%	(15.8%)	4.5%
EBIT decreased $87 for the third quarter of 2020 and $1,562 for the nine months ended October 31, 2020, compared with the same periods in 2019, primarily due to lower sales volume as a result of COVID-19, partially offset by permanent reductions in overhead costs.
18 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts)
Interest Expense, Net
Interest expense, net was $48 for the third quarter of 2020, compared with $20 for the same period in 2019, and $133 for the nine months ended October 31, 2020, compared with $66 for the same period in 2019. The increase for the third quarter of 2020 and nine months ended October 31, 2020 was primarily due to additional interest related to the Revolver drawdown and the new Senior Secured Note in the first quarter of 2020, as well as lower capitalized interest in 2020.
Income Tax Expense
Income tax expense is summarized in the following table:

	Quarter Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Income tax expense (benefit)	$5	$47	($487)	$115
Effective tax rate	7.9%	26.9%	40.3%	27.6%
The effective tax rate decreased in the third quarter of 2020, compared with the same period in 2019, primarily due to additional tax benefits recorded in the current quarter associated with losses eligible for carryback under the CARES Act. The effective tax rate increased for the nine months ended October 31, 2020, compared with the same period in 2019, primarily due to the CARES Act that allows us to carry back expected 2020 losses at the higher tax rate applicable in previous years. The increase was partially offset by nondeductible stock compensation.
Earnings (Loss) Per Share
EPS is as follows:

	Quarter Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Basic	$0.34	$0.81	($4.60)	$1.96
Diluted	$0.34	$0.81	($4.60)	$1.95
Earnings (loss) per diluted share decreased $0.47 for the third quarter of 2020, compared with the same period in 2019, and decreased $6.55 for the nine months ended October 31, 2020, compared with the same period in 2019, primarily due to lower sales as a result of COVID-19, partially offset by permanent reductions in overhead costs. In addition, the third quarter of 2020 included an additional income tax benefit of $0.12 per diluted share associated with an estimated loss carryback related to the CARES Act. The nine months ended October 31, 2020 also included $1.06 per diluted share for COVID-19 related charges consisting primarily of asset impairments from store closures, premium pay and benefits and restructuring charges.
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
Adjusted ROIC is not a measure of financial performance under GAAP and should be considered in addition to, and not as a substitute for, return on assets, net earnings, total assets or other GAAP financial measures. Our method of calculating non-GAAP financial measures may differ from other companies’ methods and therefore may not be comparable to those used by other companies. The financial measure calculated under GAAP which is most directly comparable to Adjusted ROIC is return on assets.
The following is a reconciliation of return on assets to Adjusted ROIC:

	Four Quarters Ended
	October 31, 2020	November 2, 2019
Net (loss) earnings	($530)	$551
Add: income tax (benefit) expense	(417)	178
Add: interest expense	176	101
(Loss) earnings before interest and income tax expense	(771)	830

Add: operating lease interest[1]	97	76
Add: rent expense, net	—	66
Less: estimated depreciation on capitalized operating leases[2]	—	(35)
Adjusted net operating (loss) profit	(674)	937

Less: estimated income tax benefit (expense)	297	(228)
Adjusted net operating (loss) profit after tax	($377)	$709

Average total assets	$9,825	$9,403
Add: average estimated asset base of capitalized operating leases[2]	—	502
Less: average deferred property incentives and deferred rent liability	—	(150)
Less: average deferred property incentives in excess of ROU assets[3]	(287)	(232)
Less: average non-interest-bearing current liabilities	(3,215)	(3,563)
Average invested capital	$6,323	$5,960

Return on assets[4]	(5.4%)	5.9%
Adjusted ROIC[4]	(6.0%)	11.9%
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
4 Estimated non-recurring Integration charges, primarily related to Trunk Club, of $32 in the fourth quarter of 2019, were primarily non-cash related and negatively impacted return on assets by approximately 30 basis points and Adjusted ROIC by approximately 30 basis points for the four quarters ended October 31, 2020. COVID-19 related charges for the four quarters ended October 31, 2020 negatively impacted return on assets by approximately 170 basis points and Adjusted ROIC by approximately 270 basis points for the four quarters ended October 31, 2020.
20 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts)
LIQUIDITY AND CAPITAL RESOURCES
In response to the uncertainty related to the COVID-19 pandemic, we took action to provide further liquidity and flexibility during these unprecedented times. Our stores were temporarily closed in the first half of the year. We continue to review state and local legal requirements and conditions and may need to close some or all of the stores currently open as COVID-19 and other uncertainties continue to unfold. No matter how customers choose to shop, we are committed to delivering superior services, products and experiences and are ready to serve our customers online, through our apps and other digital means, including virtual styling and selling tools, online order pickup and contactless curbside services. We have taken the following actions to date to increase our cash position and preserve financial flexibility:
•Drew down $800 on our Revolver, of which we subsequently repaid $600, and issued $600 in Secured Notes
•Suspended quarterly cash dividends beginning in the second quarter of 2020 and share repurchases
•Planned expense savings of $200 to $250 and further net cash savings of more than $500 in operating expenses, capital expenditures and working capital in fiscal year 2020
Third quarter operating cash flow of $155 exceeded our expectations and enabled us to pay down an additional $300 on our Revolver in the third quarter of 2020 for a total $600 paydown for the nine months ended October 31, 2020. Nordstrom ended the third quarter of 2020 with $889 in cash and cash equivalents and $600 of additional liquidity available on our Revolver. With our financial position strengthened, we are prioritizing market share gains and profitable sales growth.
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
The following is a summary of our cash flows by activity:

	Nine Months Ended
	October 31, 2020	November 2, 2019
Net cash (used in) provided by operating activities	($436)	$569
Net cash used in investing activities	(291)	(717)
Net cash provided by (used in) financing activities	773	(322)
Operating Activities
Cash from operating activities decreased $1,005 for the nine months ended October 31, 2020, compared with the same period in 2019, primarily due to a reduction in net earnings as a result of temporary store closures in the first half of the year, which included the benefits of the CARES Act, partially offset by lower inventory purchases.
Investing Activities
Net cash used in investing activities decreased $426 for the nine months ended October 31, 2020, compared with the same period in 2019, primarily due to a decrease in capital expenditures as the prior period included Manhattan store spend as we approached the opening date as well as supply chain costs related to our market strategy. We also reduced non-critical store reinvestment spend in 2020.
Capital Expenditures
Our capital expenditures, net are summarized as follows:

	Nine Months Ended
	October 31, 2020	November 2, 2019
Capital expenditures	$311	$741
Less: deferred property incentives[1]	(32)	(65)
Capital expenditures, net	$279	$676

Capital expenditures % of net sales	4.6%	6.9%
1 Deferred property incentives are included in our cash provided by operations in our Consolidated Statements of Cash Flows in Item 1. We operationally view the property incentives we receive from our developers and vendors as an offset to our capital expenditures.
Financing Activities
Cash from financing activities increased $1,095 for the nine months ended October 31, 2020, compared with the same period in 2019, primarily due to the net proceeds from the Revolver and Secured Notes.
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
Free Cash Flow is not a measure of financial performance under GAAP and should be considered in addition to, and not as a substitute for, operating cash flows or other financial measures prepared in accordance with GAAP. Our method of calculating non-GAAP financial measures may differ from other companies’ methods and therefore may not be comparable to those used by other companies. The financial measure calculated under GAAP which is most directly comparable to Free Cash Flow is net cash (used in) provided by operating activities. The following is a reconciliation of net cash (used in) provided by operating activities to Free Cash Flow:

	Nine Months Ended
	October 31, 2020	November 2, 2019
Net cash (used in) provided by operating activities	($436)	$569
Less: capital expenditures	(311)	(741)
Add: change in cash book overdrafts	39	58
Free Cash Flow	($708)	($114)
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
Adjusted EBITDAR is also one of our key financial metrics as it is used to measure compliance with one of our Revolver covenants for the third quarter of 2020. Starting in the fourth quarter of 2020, Adjusted EBITDAR will be used as an input in the Fixed Charge Coverage Ratio covenant. Adjusted EBITDAR reflects the items in Adjusted EBITDA, excludes rent expense as defined by the Revolver, and captures other differences between the contractual requirements in the Revolver and Adjusted EBITDA, including the inclusion or exclusion of certain non-cash charges. The financial measure calculated under GAAP which is most directly comparable to Adjusted EBITDAR is net earnings.
Adjusted EBITDA and Adjusted EBITDAR are not measures of financial performance under GAAP and should be considered in addition to, and not as a substitute for net earnings, overall change in cash or liquidity of the business as a whole. Our method of calculating non-GAAP financial measures may differ from other companies’ methods and therefore may not be comparable to those used by other companies. The following is a reconciliation of net earnings to Adjusted EBITDA and Adjusted EBITDAR:

	Nine Months Ended
	October 31, 2020	November 2, 2019
Net (loss) earnings	($723)	$304
Add: income tax (benefit) expense	(487)	115
Add: interest expense, net	133	66
Loss (earnings) before interest and income taxes	(1,077)	485

Add: depreciation and amortization expenses	505	486
Less: amortization of developer reimbursements	(65)	(56)
Add: asset impairments	137	—
Adjusted EBITDA	($500)	$915

Add: rent expense[1]	236	248
Add: other Revolver covenant adjustments[2]	3	6
Adjusted EBITDAR	($261)	$1,169
1 Rent expense, exclusive of amortization of developer reimbursements, is added back for consistency with our debt covenant calculation requirements, and is calculated under the previous lease standard.
2 Other adjusting items to reconcile Adjusted EBITDA to Adjusted EBITDAR as defined by our Revolver covenant include interest income and certain non-cash charges where relevant.
22 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts)
Credit Capacity and Commitments
During the first quarter of 2020, we amended our existing Revolver and borrowed $800. As of October 31, 2020, we had $200 outstanding under the facility. The Revolver contains customary representations, warranties, covenants and terms, including paying a variable rate of interest and a commitment fee based on our debt rating. The Revolver is available for working capital, capital expenditures and general corporate purposes. Provided that we obtain written consent from our lenders, we have the option to increase the Revolver by up to $200, to a total of $1,000, and two options to extend the Revolver by one year. For more information about our credit facilities, see Note 3: Debt and Credit Facilities in Item 1.
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
Debt Covenants
As of October 31, 2020, our borrowings under the Revolver were classified as secured as our Leverage Ratio exceeded four and we met all of our covenants. For more information about our debt covenants, see Note 3: Debt and Credit Facilities in Item 1.
Contractual Obligations
As of October 31, 2020, there have been no material changes to our contractual obligations as disclosed in our 2019 Annual Report except as disclosed in Note 3: Debt and Credit Facilities of Item 1.
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
23 of 28

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We discussed our interest rate risk and foreign currency exchange risk in our 2019 Annual Report. There have been no material changes to these risks since that time.
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
In late 2019, COVID-19 emerged and spread worldwide. In March 2020, the World Health Organization declared COVID-19 a global pandemic and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures have adversely affected workforces, customers, consumer sentiment, economies and financial markets, and, along with decreased consumer spending, have led to an economic downturn in the majority of our markets. The fall season has seen a resurgence of cases, hospitalizations and deaths, and as a result, some jurisdictions are re-imposing or considering re-imposing restrictions experienced in the spring.
We temporarily closed all of our physical stores beginning March 17, 2020 as a result of COVID-19 to do our part to help limit the spread of the virus. We reopened our stores by the end of the second quarter 2020 in accordance with local restrictions and where we believed we could provide for the safety and well-being of our employees and customers. Due to the uncertainty of COVID-19 and the speed at which the pandemic continues to impact our markets, we are continuing to assess the situation, including government-imposed restrictions, market by market.
We have been, and expect to continue to be, negatively impacted by the deterioration in economic conditions and the follow-on impact of that deterioration on discretionary consumer spending and changes in consumer behavior. In addition, we, as well as our vendors and third-party service providers, have experienced adverse operational effects due to reduced operating hours, social distancing restrictions, supply chain disruptions, labor shortages and the need to adapt to ever-changing operating procedures and protocols.
We are unable to accurately predict the full impact that COVID-19 will have on our operations going forward due to uncertainties which will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and spread of the COVID-19 pandemic, actions taken to limit the spread, and the public’s willingness to comply with such actions, the availability and efficacy of a vaccine and positive treatments for COVID-19, and the impact of governmental regulations that might be imposed in response to the pandemic. Numerous state and local jurisdictions have imposed, and others in the future may impose, shelter-in-place orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders, restrictions and changes in consumer behavior have negatively impacted our operations, especially in our stores. In addition to these more near-term impacts, we are unable to accurately predict the full impact COVID-19 will have on our longer-term operations as well, particularly with respect to our current mix of merchandise offerings, event-based categories and store traffic trends.
To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the “Risk Factors” sections of our Annual Report on Form 10-K, such as those risks relating to our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and other liabilities, our ability to comply with the covenants contained in the agreements that govern our indebtedness, our ability to attract, retain, train and develop our future leaders and our ability to maintain our relationships with our customers, vendors, landlords and employees.

25 of 28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) SHARE REPURCHASES
(Dollar and share amounts in millions, except per share amounts)
In August 2018, our Board of Directors authorized a program to repurchase up to $1,500 of our outstanding common stock, with no expiration date. On March 23, 2020, in response to uncertainty from the COVID-19 pandemic, we announced that we were suspending share repurchases. During the third quarter of 2020, we did not repurchase any shares of our common stock and we had $707 remaining in share repurchase capacity as of October 31, 2020. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to market and economic conditions, certain financial covenants and applicable SEC rules.
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

NORDSTROM, INC.
(Registrant)

/s/ Anne L. Bramman
Anne L. Bramman
Chief Financial Officer
(Principal Financial Officer)

Date:	December 4, 2020
28 of 28