Form 10-K
period 2021-01-30
NORDSTROM INC
filed 2021-03-16
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of July 31, 2020, the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $1.7 billion using the closing sales price on that day of $13.69. On March 10, 2021, 157,770,380 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2021 Annual Meeting of Shareholders, scheduled to be held on May 19, 2021, are incorporated into Part III.

Nordstrom, Inc. and subsidiaries 1

[This page intentionally left blank.]

Nordstrom, Inc. and subsidiaries 3

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “pursue,” “going forward,” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our anticipated financial outlook for the fiscal year ending January 29, 2022, trends in our operations and the following:
Strategic and Operational
•the novel coronavirus (“COVID-19”) global pandemic and civil unrest, each of which may make it necessary to close our physical stores and facilities in affected areas and may have a negative impact on our business and results, any of which may exacerbate the risks below,
•successful execution of our customer strategy to provide customers superior service, products and experiences, online, through our fulfillment capabilities and in stores,
•timely and effective implementation and execution of our evolving business model, including:
◦scaling our market strategy, which consists of the integration of our digital and physical assets, development of new supply chain capabilities and timely delivery of products,
◦our merchandise strategy, including our ability to offer compelling assortments,
◦enhancing our platforms and processes to deliver core capabilities to drive customer, employee and partner experiences and service,
•our ability to effectively utilize internal and third-party data in strategic planning and decision making,
•our ability to effectively allocate and scale our marketing strategies and resources between The Nordy Club, advertising and promotional campaigns,
•our ability to respond to the evolving retail environment, including new fashion trends, environmental considerations and our customers’ changing expectations of service and experience in stores and online, and our development of new market strategies and customer offerings,
•our ability to prevent or mitigate disruptions in our supply chain and control costs through effective inventory management, fulfillment and supply chain processes and systems,
•our ability to realize the expected benefits, anticipate and respond to potential risks and appropriately manage costs associated with our credit card revenue sharing program,
•potential goodwill impairment charges, future impairment charges, fluctuations in the fair values of reporting units or of assets in the event projected financial results are not achieved within expected time frames or our strategic direction changes,
Data, Cybersecurity and Information Technology
•successful execution of our information technology strategy, including engagement with third-party service providers,
•the impact of any systems or network failures, cybersecurity and/or security breaches, including any security breach of our systems or those of a third-party provider that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information, and our compliance with information security and privacy laws and regulations in the event of such an incident,
Reputation and Third Party
•our ability to maintain our reputation and relationships with our customers, vendors and third-party partners and landlords,
•our ability to maintain relationships with and motivate our employees and to effectively attract, develop and retain our top talent and future leaders,
•our ability to market our brand on a variety of publisher or platform channels, as well as our access to mobile operating system identifiers for personalized delivery of targeted advertising,
Investment and Capital
•efficient and proper allocation of our capital resources,
•our ability to properly balance our investments in technology, Supply Chain Network facilities and existing and new store locations, including the expansion of our market strategy,
•our ability to maintain or expand our presence, including timely completion of construction associated with Supply Chain Network facilities and new, relocated and remodeled stores, as well as any potential store closures, all of which may be impacted by third parties, consumer demand and other natural or man-made disruptions, and government responses to any such disruptions
•market fluctuations, increases in operating costs, exit costs and overall liabilities and losses associated with owning and leasing real estate,
•compliance with debt and operating covenants, availability and cost of credit, changes in our credit rating and changes in interest rates,
•the actual timing, price, manner and amounts of future share repurchases, dividend payments, or share issuances, if any,

Economic and External
•the length and severity of epidemics or pandemics, such as the COVID-19 pandemic, or other catastrophic events, and the related impact on customer behavior, store and online operations and supply chain functions, as well as our future consolidated financial position, results of operations and cash flows,
•the impact of the seasonal nature of our business and cyclical customer spending,
•the impact of economic and market conditions in the U.S. and Canada, including inflation, unemployment and bankruptcy rates, as well as any fiscal stimulus and the resultant impact on consumer spending and credit patterns,
•the impact of economic, environmental or political conditions in the U.S. and Canada and countries where our third-party vendors operate,
•the impact of changing traffic patterns at shopping centers and malls,
•financial insecurity or potential insolvency experienced by our vendors, suppliers, landlords, peers, or customers as a result of any economic downturn,
•weather conditions, natural disasters, climate change, national security concerns, other market and supply chain disruptions, the effects of tariffs, or the prospects of these events and the resulting impact on consumer spending patterns or information technology systems and communications,
Legal and Regulatory
•our compliance with applicable domestic and international laws, regulations and ethical standards, including those related to COVID-19, minimum wage, employment and tax, information security and privacy, consumer credit and environmental regulations and the outcome of any claims, litigation and regulatory investigations and resolution of such matters,
•the impact of the current regulatory environment, financial system and tax reforms,
•the impact of changes in accounting rules and regulations, changes in our interpretation of the rules or regulations, or changes in underlying assumptions, estimates or judgments.
These and other factors, including those factors we discuss in Item 1A. Risk Factors, could affect our financial results and cause our actual results to differ materially from any forward-looking information we may provide. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
All references to “we,” “us,” “our,” or the “Company” mean Nordstrom, Inc. and its subsidiaries.
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

Nordstrom, Inc. and subsidiaries 5

DEFINITIONS
The following table includes definitions of our commonly used terms:

Term	Definition
2019 Plan	2019 Equity Incentive Plan
2020 Annual Report	Annual Report on Form 10-K filed on March 15, 2021
Adjusted EBITDA	Adjusted earnings (loss) before interest, income taxes, depreciation and amortization (a non-GAAP financial measure)
Adjusted EBITDAR	Adjusted earnings (loss) before interest, income taxes, depreciation, amortization and rent, as defined by our Revolver covenant (a non-GAAP financial measure)
Adjusted ROIC	Adjusted return on invested capital (a non-GAAP financial measure)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CODM	Chief operating decision maker
COVID-19	Novel coronavirus
Digital sales
Sales conducted through a digital platform such as our website or a mobile device. Digital sales may be self-guided by the customer, as in a traditional online order, which may be picked up in our Nordstrom stores, Nordstrom Rack stores or Nordstrom Local service hubs or facilitated by a salesperson using a virtual styling or selling tool, such as Nordstrom Trunk Club or Style Board. Digital sales also include a reserve for estimated returns.

EBIT	Earnings (Loss) before interest and income taxes
EPS	Earnings (Loss) per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
Express Services	Nordstrom order pickups and returns offered at certain Nordstrom Rack stores
FASB	Financial Accounting Standards Board
Fiscal year 2020	52 fiscal weeks ended January 30, 2021
Fiscal year 2019	52 fiscal weeks ended February 1, 2020
Fiscal year 2018	52 fiscal weeks ended February 2, 2019
Fiscal year 2017	53 fiscal weeks ended February 3, 2018
Fiscal year 2016	52 fiscal weeks ended January 28, 2017
GAAP	Generally accepted accounting principles
Gross profit	Net sales less cost of sales and related buying and occupancy costs
Inventory turnover rate	Trailing 4-quarter cost of sales and related buying and occupancy costs divided by the trailing 4-quarter average inventory
Lease Standard	ASU No. 2016-02, Leases, and all related amendments (ASC 842)
Leverage Ratio	The sum of the preceding twelve months of rent expense under the previous lease guidance multiplied by six and funded debt divided by the preceding twelve months of EBITDAR as defined by our debt covenant
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Nordstrom
Nordstrom.com, TrunkClub.com, Nordstrom-branded U.S. stores, Canada, which includes Nordstrom.ca, Nordstrom Canadian stores and Nordstrom Rack Canadian stores, Nordstrom Local and, prior to the second quarter of 2020, Jeffrey

Nordstrom Local	Nordstrom Local service hubs, which offer Nordstrom order pickups, returns, alterations and other services
Nordstrom NYC	Our New York City Nordstrom flagship store, including the Men’s location
Nordstrom Rack	Nordstromrack.com, HauteLook.com, Nordstrom Rack-branded U.S. stores and Last Chance clearance stores
The Nordy Club	Our customer loyalty program enhanced in October 2018
NRHL	Nordstromrack.com & HauteLook.com
NYSE	New York Stock Exchange
Operating Lease Cost	Fixed rent expense, including fixed common area maintenance expense, net of developer reimbursement amortization
PCAOB	Public Company Accounting Oversight Board (United States)
Property incentives	Developer and vendor reimbursements
PSU	Performance share unit
Revenue Standard	ASU No. 2014-09, Revenue from Contracts with Customers, and all related amendments (ASC 606)
Revolver	Senior unsecured revolving credit facility
ROU asset	Operating lease right-of-use asset
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
SERP	Unfunded defined benefit Supplemental Executive Retirement Plan
SG&A	Selling, general and administrative
Supply Chain Network	Fulfillment centers that primarily process and ship orders to our customers, distribution centers that primarily process and ship merchandise to our stores and other facilities and omni-channel centers that both fulfill customer orders and ship merchandise to our stores
Tax Act	Tax Cuts and Jobs Act
TD	Toronto-Dominion Bank, N.A.

PART I
Item 1. Business.
(Dollar amounts in millions)
DESCRIPTION OF BUSINESS
Overview
The Company was founded in 1901 as a retail shoe business in Seattle, Washington under the guiding principle that success would come by offering customers the very best service, selection, quality and value. We aspire to be the best fashion retailer in a digitally-connected world by leveraging the strength of the Nordstrom and Nordstrom Rack brands. We offer an extensive selection of high-quality brand-name and private label merchandise focused on apparel, shoes, beauty, accessories and home goods for women, men, young adults and children. In order to offer merchandise that our customers want, we purchase from a wide variety of high-quality domestic and foreign suppliers. We also have arrangements with agents and contract manufacturers to produce our private label merchandise. No matter how customers choose to shop, we are committed to delivering superior service, product and experience, including alterations, order pickup, dining and styling, to make shopping fun, personalized and convenient.
Nordstrom is a leading destination for a breadth of products across brands, styles and prices complemented by unmatched services and experiences. Nordstrom includes the following digital and physical properties:
•Nordstrom.com website and mobile application
•Nordstrom.ca website
•TrunkClub.com website
•94 Nordstrom stores in the U.S.
•six Nordstrom stores and seven Nordstrom Rack stores in Canada
•seven Nordstrom Locals
Nordstrom Rack is a premier off-price destination with an industry-leading off-price digital presence, offering in-demand product and a treasure hunt experience at compelling prices. Nordstrom Rack includes the following digital and physical properties:
•NRHL website and mobile application
•242 Nordstrom Rack stores in the U.S.
•two Last Chance clearance stores
Nordstrom Rack purchases merchandise primarily from the same vendors carried at Nordstrom and also serves as an outlet for clearance merchandise from the Nordstrom brand. Currently, NRHL offers both a persistent selection of Nordstrom Rack merchandise, as well as limited-time flash sale events on fashion and lifestyle brands. We are sunsetting the HauteLook brand from a customer perspective, while continuing to offer flash events under the Nordstrom Rack brand. Nordstrom Rack invests in pack and hold inventory, which involves the strategic purchase of merchandise from some of our top brands in advance of the upcoming selling seasons, to take advantage of favorable buying opportunities. This inventory is typically held for six months on average.
A key advantage in our business model comes from the way the Nordstrom and Nordstrom Rack brands come together to serve customers. We are unique in the way merchandise can be ordered, fulfilled and delivered between our highly integrated digital and physical presence and our Nordstrom and Nordstrom Rack brands. This primarily includes online and traditional in-store shopping, ship-to and pickup from any store of choice for purchases, returns to any location regardless of purchase origin, contactless curbside services and try on at home and pay only for what is kept, among various other personalized services including convenient access to alterations. In addition, we integrated Nordstrom Trunk Club into Nordstrom stores and Nordstrom.com to create a cohesive styling offering and gain efficiencies across Nordstrom.
As our business evolves, our market strategy leverages our inventory to serve customers on their terms through investments in digital capabilities and in people, products and places. Our goal is to gain market share while driving customer engagement and inventory efficiencies. There are two elements to this strategy: first, we aim to provide customers a greater selection of merchandise available for next-day pickup or delivery without increasing inventory levels. Second, we are increasing engagement with customers by offering express services such as order pickup, returns and alterations at additional convenient locations. We accelerated our strategy to ten of our top markets in 2020, including New York, Los Angeles, Chicago, Dallas, San Francisco, Philadelphia, Washington, D.C., Boston, Seattle and Toronto, and to ten additional markets in 2021. These 20 markets encompass approximately 75% of our revenues.
We also receive credit card revenue through our program agreement with TD, whereby TD is the exclusive issuer of our consumer credit cards and we perform account servicing functions. Credit card revenues, net include our portion of the ongoing credit card revenue, net of credit losses, pursuant to our program agreement with TD.

Nordstrom, Inc. and subsidiaries 7

Return Policy
We have a fair and reasonable approach to returns, handling them on a case-by-case basis with the ultimate objective of making our customers happy. Almost all merchandise can be returned by mail or at any store location. We have no formal policy on how long we accept returns at Nordstrom stores or Nordstrom.com. Our goal is to take care of our customers, which includes making returns and exchanges easy, whether in stores or online, where we offer free shipping on purchases and returns. Trunk Club allows customers five days from delivery to decide what items they would like to keep or send back for free if the items are in original condition. Trunks can also be returned at any Nordstrom store. Our Nordstrom Rack stores and NRHL generally accept returns of apparel, footwear, accessories and home products up to 45 days from the date of purchase or date of shipment with the original price tag and sales receipt.
Loyalty Program
The Nordy Club is our customer loyalty program that incorporates a traditional point and benefit system, while providing customers exclusive access to products and events, enhanced services, personalized experiences and more convenient ways to shop. Customers accumulate points based on their level of spending and type of participation. Upon reaching certain point thresholds, customers receive Nordstrom Notes, which can be redeemed for goods or services across Nordstrom and Nordstrom Rack. The Nordy Club benefits vary based on the level of customer spend, and include Bonus Points days and shopping and fashion events.
We offer customers access to a variety of payment products and services, including a selection of Nordstrom-branded Visa® credit cards in the U.S. and Canada, as well as a Nordstrom-branded private label credit card for Nordstrom purchases. When customers use a Nordstrom-branded credit or debit card, they also participate in The Nordy Club and receive additional benefits, which can vary depending on the level of spend, including early access to the Anniversary Sale, enhanced alteration and stylist benefits and incremental accumulation of points toward Nordstrom Notes.
Supply Chain Network
Our “Supply Chain Network” consists of:
•fulfillment centers that primarily process and ship orders to our customers
•distribution centers that primarily process and ship merchandise to our stores and other facilities
•omni-channel centers that both fulfill customer orders and ship merchandise to our stores
We are continually expanding and enhancing our Supply Chain Network facilities and inventory management systems to support our omni-channel capabilities and provide greater access to merchandise selection and faster delivery. We select locations and customize inventory allocations to enable merchandise to flow more efficiently and quickly to our customers. Nordstrom online purchases are primarily shipped to our customers from our fulfillment centers but may also be shipped from our Nordstrom stores, distribution centers or omni-channel centers. Nordstrom in-store purchases are primarily fulfilled from that store’s inventory, but when inventory is unavailable at that store, it may also be shipped to our customers from our fulfillment centers, distribution centers, omni-channel centers, or from other Nordstrom stores. Nordstrom Rack online purchases are primarily shipped to our customers from our fulfillment centers and distribution centers, but may also be shipped from our Nordstrom Rack stores. Both Nordstrom and Nordstrom Rack selectively use vendor dropship to supplement online offerings, which are then shipped directly from the vendor to the end customer.
Our first large-scale omni-channel center in Riverside, California, which initially supports our Nordstrom customers in the West Coast region opened in Fall 2020. Nordstrom Rack inventory and fulfillment will be added to this facility in the future. Our smaller Local Omni-channel Hub in Torrance, California was opened in 2019 and supports the greater Los Angeles market as part of our market strategy and will have highly curated inventory that serves the specialized needs of that market.
EMPLOYEES
Our brand is enabled by our people and built by our customers. Whether serving customers on the sales floor or behind-the-scenes, we strive to attract and retain the best talent in the industry to support our brand – we believe that is only possible when we offer a place where every employee is welcome, respected, appreciated and able to be themselves. We aim to create an exceptional employee experience so that our people can create an exceptional customer experience – something that is a priority for all 58,000 of our employees at every level of the company on a full- or part-time basis in 2020. That number expanded to approximately 62,000 in December 2020 due to the holidays. All of our employees are non-union.
We believe our relationship with our employees is good. We are constantly working to create an environment where employees can build long-term and rewarding careers. As a part of this, we believe in paying employees fairly for the work they do, and we are committed to delivering on equal pay for comparable work, which resulted in achieving 100% pay equity for employees of all genders and races in 2019. Pay equity means that we provide equal pay for comparable work, which we evaluate by analyzing base pay to assess whether employees with similar roles, experience and performance earn equal pay for comparable work. In 2019, we also achieved nearly 100% pay parity, which is our way to measure and report on gender representation at all levels of the company, for men and women, reflecting strong female representation across the Company. We will continue our efforts in this space to build our representation of women of all races at all levels across the organization.

Our people practices across our Company enable us to deliver on our commitment to an inclusive environment where we can all be ourselves, contribute ideas and do our best work. Our focus on diversity, inclusion and belonging is an area that has long been a priority, and over the last few years, we have done a lot of listening to understand how we can be a force to help create a more equitable and just world. We amplified our efforts over the past several years, but events in the world around us have accelerated this work. We improved diversity throughout our Company in recent years where women make up 45% of our Board of Directors – nearly 30% of whom are people of color – and 60% of leadership, but we know we have more work to do. To help us track against our progress, we set specific goals to achieve by the end of 2025, including:
•Doubling our charitable giving to nonprofit organizations that promote anti-racism, bringing that total to approximately one million dollars a year
•Delivering five-hundred million dollars in retail sales from brands owned by, operated by or designed by Black and/or Latinx individuals
•Increasing representation of Black and Latinx populations by at least 50% in people-manager roles at the mid and senior levels
We have long believed that we are all made better by the diversity that exists within our Company and our communities and we will continue doing our part to bring about meaningful change. Read more about our diversity, inclusion and belonging strategy, goals and progress at nordstrom.com/diversity.
CORPORATE RESPONSIBILITY
As a company, we believe the impacts we have on our employees, customers and communities extend well beyond the walls of our stores. We have an obligation to think beyond a single sale or interaction with a customer to ensure we operate as a responsible company our employees can be proud of. The idea that we have a role to play in building and shaping a positive, inclusive and sustainable future is not new to us, but it has become more important than ever.
We have three pillars that have long been a cornerstone of our work: environmental sustainability, corporate philanthropy and human rights. We set ambitious five-year goals for these pillars leading up to 2020, nearly all of which we met or exceeded by 2019 through living our values each day. Specific highlights include:
•Human Rights: Audited 100% of new Nordstrom Made factories for compliance with our Partnership Guidelines before beginning production
•Charitable Giving: Donated nearly eleven million dollars to 392 organizations located in every community where we do business
•Energy: Exceeded our goal and reduced our energy use per square foot by 20.3%
•Renewable Energy: Exceeded our goal and sourced 97% of our energy from renewable sources in deregulated energy markets and 28% of the energy we used in our operations was renewable energy
•Paper: Exceeded our goal and consumed less than 2 million tons of paper per one million dollars in sales
•Water: Exceeded our goal and reduced water use per square foot by 14%
We know we have further to go – we can and must do more and we are continually pushing ourselves to be a better company. We are taking a more aggressive stance to make meaningful progress on our three pillars, which includes new goals set around:
•Climate change, circularity and environmental impact of product and services
•Ethical working practices and women’s empowerment
•Customer engagement, cause marketing, corporate grant making and employee engagement
Read our full goals and more on our corporate social responsibility efforts at nordstromcares.com.
TRADEMARKS
Our most notable trademarks include Nordstrom, Nordstrom Rack, HauteLook, Trunk Club, Zella, Halogen, BP., Caslon, Treasure & Bond, Tucker+Tate and 1901. Each of our trademarks is renewable indefinitely, provided it is still used in commerce at the time of the renewal.
SEASONALITY
Our business, like that of other retailers, is subject to seasonal fluctuations and cyclical trends in consumer spending. Our sales are typically higher in our second quarter, which historically included the Anniversary Sale, and the holidays in the fourth quarter. As a result of COVID-19, the Anniversary Sale was moved to August in 2020, which fell entirely in our third fiscal quarter. Results for any one quarter are not indicative of the results that may be achieved for a full fiscal year. We plan our merchandise purchases and receipts to coincide with expected sales trends. For instance, our merchandise purchases and receipts increase prior to the Anniversary Sale, and we purchase and receive a larger amount of merchandise in the fall as we prepare for the holiday shopping season (from late November through December). Consistent with our seasonal fluctuations, our working capital requirements have historically increased during the months leading up to the Anniversary Sale and the holidays as we purchase inventory in anticipation of increased sales.

Nordstrom, Inc. and subsidiaries 9

COMPETITIVE CONDITIONS
We operate in a highly competitive business environment. We compete with other international, national, regional and local retailers, including internet-based businesses, omni-channel department stores, specialty stores, off-price stores and boutiques, which may carry similar lines of merchandise. Our specific competitors vary from market to market. We believe the keys to competing in our industry are what will always matter most to our customers: providing compelling product and outstanding service, both digitally and in stores, backed by people who care. This includes serving customers on their terms by providing a seamless digital and physical experience, offering compelling, curated and quality products across a range of price points, by strategically partnering with relevant and limited distribution brands, all in top markets.
AVAILABLE INFORMATION
We file annual, quarterly and current reports, proxy statements and other documents with the SEC. The SEC maintains a website at SEC.gov that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC.
Our website address is Nordstrom.com. Our annual and quarterly reports on Form 10-K and Form 10-Q, current reports on Form 8-K, proxy statements, our executives’ statements of changes in beneficial ownership of securities on Form 4 and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available for free on or through our website as soon as reasonably practicable after we electronically file the report with or furnish it to the SEC. Interested parties may also access a webcast of quarterly earnings conference calls and other financial events through our website at investor.nordstrom.com.
We have a long-standing commitment to upholding a high level of ethical standards. In addition, we have adopted Codes of Business Conduct and Ethics for our employees, officers and directors and Corporate Governance Guidelines, which comply with the listing standards of the NYSE and SEC requirements. Our Codes of Business Conduct and Ethics, Corporate Governance Guidelines and Committee Charters for the following Board of Director Committees are available through our website:
•Audit and Finance
•Compensation, People and Culture
•Corporate Governance and Nominating
•Technology
Any amendments to these documents, or waivers of the requirements they contain, will also be available on our website.
For printed versions of these items or any other inquiries, please contact:

Nordstrom Investor Relations
1617 Sixth Avenue
Seattle, Washington 98101
Invrelations@Nordstrom.com
Item 1A. Risk Factors.
Our business faces many risks. We believe the risks described below outline the items of most concern to us. In evaluating our Company, you should carefully consider the following factors, in addition to the other information in this 2020 Annual Report. Before you buy our common stock or invest in our debt, you should know that making such an investment involves risks including, but not limited to, the risks described below. Any one of the following risks could harm our business, financial condition, results of operations, or reputation, which could cause our stock price to decline or a default on our debt payments, and you may lose all or a part of your investment. Additional risks, trends and uncertainties not presently known to us or that we currently believe are immaterial may also harm our business, financial condition, results of operations or reputation.
COVID-19 RISKS
The novel coronavirus (COVID-19) global pandemic has had and is expected to continue to have an adverse effect on our business and results of operations.
In late 2019, COVID-19 emerged and spread worldwide. In March 2020, the World Health Organization declared COVID-19 a global pandemic and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures have adversely affected workforces, customers, consumer sentiment, economies and financial markets, and, along with decreased consumer spending, have led to an economic downturn in our markets. The fall and winter seasons have seen a resurgence of cases, hospitalizations and deaths, and as a result, some jurisdictions are re-imposing or considering re-imposing restrictions experienced in the spring of 2020.

Numerous state and local jurisdictions have imposed, and others in the future may impose, shelter-in-place orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders, restrictions and changes in consumer behavior and merchandise mix have negatively impacted our operations, especially in our physical stores. The potential for further spread of COVID-19, including any variants of the virus, and the requirement to take action to limit the spread of the illness, has had, and may continue to have, a material adverse impact on global economic conditions and our business, results of operations and financial condition.
OPERATIONAL
We have experienced disruptions within our business and our results for fiscal year 2020 were adversely impacted. We temporarily closed all of our physical stores beginning March 17, 2020 as a result of COVID-19 to do our part to help limit the spread of the virus. We reopened our stores by the end of the second quarter of 2020 in accordance with local restrictions and where we believed we could provide for the safety and well-being of our employees and customers. Due to the uncertainty of COVID-19 and the speed at which the pandemic continues to impact our markets, we are continuing to assess the situation in real time, including government-imposed restrictions, market by market. We also continue to see shifts in product and channel preferences, particularly an increase in demand in the ecommerce channel. In addition, the increase in certain of our employees working remotely has resulted in increased demand on our information technology infrastructure, which can be subject to failure, disruption or unavailability, and increased vulnerability to cyberattacks and other cyber incidents.
We, as well as our vendors and third-party service providers, have and will continue to experience adverse operational effects due to reduced operating hours, social distancing restrictions, supply chain disruptions, labor shortages and the need to adapt to ever-changing operating procedures and protocols. To the extent that our employees contract COVID-19, it leads to slow-downs in business processes and other disruptions in business operations as we engage in contact tracing and seek to limit further spread of the virus. Moreover, to these more near-term impacts, we are unable to accurately predict the full impact COVID-19 will have on our longer-term operations as well, particularly with respect to our current mix of merchandise offerings, event-based categories, store traffic trends, employment relations and corporate culture.
In addition, the operations, supply chain and financial condition of many of our vendors have and will continue to be affected by COVID-19, who have had difficulty sourcing products or obtaining the financing necessary to manufacture the products they sell to us. As a result, the business disruptions caused by the spread of COVID-19 have impacted our ability to timely acquire the products we sell to our customers. To the extent our vendors may be unable to produce and sell to us the products our customers want, our business may be negatively impacted.
ECONOMIC
We have been, and expect to continue to be, negatively impacted by the deterioration in economic conditions caused by the spread of COVID-19 and the follow-on impact of that deterioration on discretionary consumer spending and changes in consumer behavior. Public concern regarding the risk of contracting COVID-19 has materially and adversely affected our business, as government-imposed operating restrictions intended to limit the spread of the virus have reduced store traffic, and even in the absence of such restrictions some customers have been cautious about visiting many of the high-traffic locations in which we operate our stores for fear of being exposed to the virus. The pandemic has impeded economic activity for an extended period and is expected to continue to do so, even as restrictions are lifted, leading to a continuation of the already significant decrease in per capita income and disposable income, increased and sustained unemployment or a decline in consumer confidence, any of which could significantly reduce discretionary spending.
While this is expected to be temporary and it is challenging to accurately predict the ultimate impact of the pandemic, we expect our results in the foreseeable future to continue to be impacted by COVID-19 and its associated economic challenges. We are unable to accurately predict the full impact that COVID-19 will have on our operations going forward due to uncertainties which will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and spread of the COVID-19 pandemic, actions taken to limit the spread, and the public’s willingness to comply with such actions, the availability, efficacy, including the duration and protection level, and degree of public acceptance of vaccines and other treatments for COVID-19, the large scale and challenging logistics of producing and distributing the vaccines and the impact of governmental regulations that might be imposed in response to the pandemic.
To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described below, such as those risks relating to our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and other liabilities, our ability to comply with the covenants contained in the agreements that govern our indebtedness, our ability to attract, retain, train and develop our future leaders, the performance of our credit card program with TD Bank and our ability to maintain our relationships with our customers, vendors, landlords and employees.

Nordstrom, Inc. and subsidiaries 11

STRATEGIC AND OPERATIONAL RISKS
If we are unable to successfully execute our customer strategy or evolve our business model, it could negatively impact our business and future profitability and growth.
The retail environment is rapidly evolving. Customer shopping preferences continue to shift, including to digital channels, reducing traffic in malls and increasing expectations on faster delivery of product. In addition, the retail environment is under significant pressure from non-traditional retailers, including the pressure from the emergence of rental and recommerce companies. In this changing landscape, we continue to focus on better serving our customers through three priorities with significant potential for growth: market strategy, Nordstrom Rack brand and our digital business. Our market strategy focuses on our customers by providing a differentiated and seamless experience in a digital world by bringing all of our assets together in one market to serve customers when, where and how they want by connecting physical and digital assets. We will expand our price range and continue to leverage our digital and physical assets to increase selection and improve profitability in our Nordstrom Rack brand. As a majority digital business, we are well positioned to support our customers with a scalable platform that has been built to support many years of growth.
Our focus on the customer requires us to execute new supply chain capabilities and enhance existing ones, develop applications for electronic devices, improve customer-facing technology, deliver purchased products timely, enhance inventory management systems and allow greater and more fluid inventory availability between digital and retail locations through our market strategy. In addition, these strategies will require further expansion and reliance on data science and analytics. This business model has a highly variable cost structure driven by fulfillment and marketing costs and will continue to require investments in cross-channel operations and supporting technologies.
If we do not successfully implement our customer strategy, including thoroughly understanding and delivering on our customer needs and wants, effectively integrating our digital channels and stores and scaling our market strategy, expanding our supply chain initiatives, and efficiently getting product to our customers, we may fall short of our customers’ expectations, impacting our brand, reputation, profitability and growth.
Our business could suffer if we do not appropriately assess and react to competitive market forces and changes in customer behavior.
We compete with other international, national, regional and local retailers, including internet-based businesses, omni-channel department stores, specialty stores, off-price stores and boutiques, which may carry similar lines of merchandise. Digital channels continue to facilitate comparison shopping, intensifying competition in the retail market, and marketing digitally is controlled by a few key platforms. If we fail to adequately anticipate and respond to customer and market dynamics, we may lose market share or our ability to remain competitive, causing our sales and profitability to suffer. If the efficiency and allocation of loyalty marketing, advertising and promotional campaigns that attract customers through various programs and media, including digital media and print, is unsuccessful in influencing consumer behavior in our digital channels and stores, or if our competitors are more effective with their programs than we are, our growth and profitability could suffer. We also may not gather accurate and relevant data or effectively utilize that data, which may impact our strategic planning, marketing and loyalty programs and our overall decision making. In addition, if we do not efficiently scale our business, or if customers shift to digital channels at a different pace than we anticipate, we may need to quickly modify our initiatives and investments in our digital and store environments, or in Nordstrom and Nordstrom Rack to accommodate changes in consumer behavior and expectations, which may adversely impact our growth and profitability.
Our customer relationships and sales has been and may be negatively impacted if we do not anticipate and respond to consumer preferences and fashion trends or manage inventory levels appropriately.
Our ability to predict or respond to constantly changing fashion trends, demographics, consumer preferences and spending patterns significantly impacts our sales and operating results. In addition, we are expanding our brand partnership model, including strategic brands, wholesale, vertical brands, concession and other strategies, to curate an assortment that offers newness and greater selection. Some merchandise may take several months from the time we place a purchase order to the time it is received, and our ability to accelerate or modify that timeline or purchase order contents may be limited. If we do not identify and respond to emerging trends in consumer spending and preferences quickly enough, identify the right partners that align with our customer strategy, broaden or expand our category offering fast enough or in the right areas or develop, evolve, and retain our team's talent, mindset and technical skills to support changing operating models, we may harm our ability to retain our existing customers or attract new customers. Ensuring we optimize our inventory and improve the planning and management of inventory through use of data and analytics is critical to serving the customer, driving growth and maximizing profitability. If we purchase too much inventory, we may be forced to sell our merchandise at lower average margins, which could harm our business. Conversely, if we fail to purchase enough merchandise, or inventory does not arrive fast enough or as expected, we may lose opportunities for additional sales and potentially harm relationships with our customers.

Improvements to our fulfillment, inventory, buying, vendor payment and accounting processes and systems could adversely affect our business if not successfully executed.
Our business depends on accuracy throughout our product flow process. We are making investments to streamline and standardize our fulfillment, inventory, buying, vendor payments and accounting capabilities through changes in technology, methodologies and processes. If we encounter challenges associated with change management, inventory integrity and implementation of associated information technology or adoption of new processes, features or capabilities, our ability to continue to successfully execute or evolve our strategy with changes in the retail environment could be adversely affected. Or, if we are unable to maintain accurate, reliable and effective inventory tracking systems, which are critical to our integrated omni-channel business strategy, it may adversely impact our sales and profitability and may result in canceled orders and increased costs relative to our current expectations.
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
Additionally, our success depends on the talents and abilities of our workforce in all areas of our business, especially personnel that can adapt to complexities and grow their skillset across the changing environment. Specifically in 2020, a large portion of our corporate employees moved to a work-from-home model, and we continue to evaluate this model over the long-term. Our ability to successfully execute our customer strategy depends on acquiring, developing and retaining qualified talent with diverse sets of skills, especially functional and technology specialists that directly support our strategies. If we are unable to offer competitive compensation and benefits, appropriate training, or a compelling work environment, our culture may be adversely affected, our reputation may be damaged, and we may incur costs related to turnover. In the Seattle metropolitan area, where our corporate headquarters are located, we regularly compete for talent with many larger technology-focused companies which may increase market compensation, especially for certain employee groups.
Our program agreement with TD, or changes to that agreement, could adversely impact our business.
The program agreement with TD was consummated on terms that allow us to maintain customer-facing activities while TD provides Nordstrom-branded payment methods and payment processing services. If we fail to meet certain service levels, TD has the right to assume certain individual servicing functions including managing accounts and collection activities. If we lose control of such activities and functions, if we do not successfully respond to potential risks and appropriately manage potential costs associated with the program agreement with TD, or if these transactions negatively impact the customer service associated with our cards, resulting in harm to our business reputation and competitive position, our operations, cash flows and earnings could be adversely affected, and especially impactful during periods when our earnings generated by the program agreement are a larger percentage of our overall company earnings. If, upon expiration of our current program agreement in 2024, a new contract has less favorable terms, our results could be negatively impacted. If TD became unwilling or unable to provide these services or if there are changes to the risk management policies implemented under our program agreement with TD, our results may be negatively impacted. If we lose control over certain servicing functions and TD is unable to successfully manage accounts and collection activities, it may heighten the risk of credit losses.
DATA, CYBERSECURITY AND INFORMATION TECHNOLOGY RISKS
Even if we take appropriate measures to use or safeguard our information, network and environment from security breaches, our customers, employees and business could still be exposed to risk.
We and third-party providers access, collect, store and transmit sensitive and confidential Company, customer, and employee data and information, including consumer preferences and credit card information, all of which are subject to demanding and constantly changing privacy and security laws and regulations. A number of jurisdictions where we do business have enacted or are considering new privacy and data protection laws which impact our responsibilities with respect to this data, such as the California Consumer Privacy Act and the California Privacy Rights Act.
We have taken measures to help prevent a breach of our information security and comply with cybersecurity requirements by implementing safeguards and procedures designed to protect the security and confidentiality of, and the access to, such information. In addition, where possible, we require our third-party providers to implement administrative, physical and technical safeguards and procedures. We, like many companies with an ecommerce presence, as well as several of our vendors, have suffered breaches of our cybersecurity in the past and are at risk for such breaches in the future.

Nordstrom, Inc. and subsidiaries 13

Although we and our third-party providers have implemented measures to prevent intentional or inadvertent information security breaches, these measures do not completely eliminate cybersecurity risk. Security breaches and cyber incidents and their remediation, whether at our Company, our third-party providers or other retailers, could expose us to a risk of loss or unauthorized release of customer, employee or Company confidential information, litigation, investigation, regulatory enforcement action, penalties and fines, orders to stop any alleged noncompliant activity, information technology system failures or network disruptions, increased cyber-protection and remediation costs, financial losses, potential liability, or loss of customers’, employees’ or third-party providers’ trust and business, any of which could adversely impact our reputation, competitiveness and financial performance. Concerns about our practices with regard to the collection, use, retention, security or disclosure of personal information or other privacy-related matters, even if unfounded, could damage our reputation and adversely affect our operating results.
Our business may be impacted by information technology system failures or network disruptions.
Our ability to transact with customers and operate our business depends on the efficient operation of various internal and third-party information technology systems, including cloud computing, data centers, hardware, software and applications, to manage certain aspects of our Company, including online and store transactions, logistics and communication, inventory and reporting systems. We seek to build quality and secure systems, select reputable system vendors and implement procedures intended to enable us to protect our systems when we modify them. We test our systems to address vulnerabilities and train our employees regarding practices to protect the safety of our systems.
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
If we encounter an interruption or deterioration in critical systems or processes or experience the loss of critical data, which may result from security or cybersecurity threats or attacks, natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins or third-party or other disruptions, our business could be harmed both in the short-term and over a longer period. Depending on the severity of the failure, our disaster recovery plans may be inadequate or ineffective. These events could also damage our reputation, result in increased costs or loss of sales and be expensive and time-consuming to remedy.
REPUTATION AND THIRD PARTY RISKS
Our customer, employee, vendor, third-party partner, landlord and other stakeholder relationships could be negatively affected if we fail to maintain our corporate culture and reputation.
We have a well-recognized culture and reputation that consumers may associate with a high level of integrity, customer service and quality merchandise, and it is one of the reasons customers shop with us and employees choose us as a place of employment. Any significant damage to our reputation, including damages arising from our business, privacy, diversity, environmental or social responsibility practices, or factors outside our control or on social media, could diminish customer trust, weaken our vendor relationships, reduce employee morale and productivity and lead to difficulties in recruiting and retaining qualified employees. Additionally, management may not accurately assess the impact of significant legislative changes, including those that relate to privacy, employment matters, labor issues, environmental compliance and health care, impacting our relationship with our customers or our workforce and adversely affecting our sales and operations.
Our business depends on third parties for the production, supply or delivery of goods, and a disruption could result in lost sales or increased costs.
Timely receipts of quality merchandise from third parties is critical to our business. Additionally, we expect our business model to transition more toward direct-to-customer from wholesale over time. Our process to identify qualified vendors and access quality products in an efficient manner on acceptable terms and cost can be complex. Vendors and factors may also be subject to credit capacity limits that restrict shipments. In addition, we rely on a limited number of carriers to fulfill our product to customers. Violations of law or global standards with respect to human rights, quality and safety by any of our importers, manufacturers or distributors, or parties upstream within their respective supply chains, could result in delays in shipments and receipt of goods or damage our reputation, resulting in lost sales. These vendors may experience supply chain or port disruptions or other difficulties due to economic, political, environmental or epidemic conditions. The countries in which merchandise is manufactured could become subject to new trade restrictions, including increased customs restrictions, tariffs or quotas. Additionally, changes in tax and trade policies that impact the retail industry, such as increased taxation on imported goods, could have a material adverse effect on our business, results of operations and liquidity.

We are party to contracts, transactions and business relationships with various third parties, including vendors, suppliers, service providers, landlords and lenders, who may have performance, payment and other obligations to us. If any of the third parties with which we do business become subject to bankruptcy, receivership or similar insolvency proceedings, our rights and benefits in relation to our contracts, transactions and business relationships with such third parties could be terminated, modified in a manner adverse to us, or otherwise impaired. We cannot make any assurances that we would be able to arrange for alternate or replacement contracts, transactions or business relationships on terms as favorable as our existing contracts, transactions or business relationships, if at all. Any inability on our part to do so could negatively affect our cash flows, financial condition and results of operations.
Distribution and marketing of, and access to, our products depends on a variety of third-party publishers and platforms. If these third parties limit, prohibit or otherwise interfere with or change the terms of the distribution, use or marketing of our products, it could adversely affect our results of operations.
We market and distribute our products through a variety of third-party publisher and platform channels. Our ability to market our brands on any given property or channel is subject to the policies of that channel. There is no guarantee that popular platforms will continue to feature our products, or that mobile device users will continue to use our products rather than competing products. We are dependent on the interoperability of our products with popular mobile operating systems, such as Android or iOS, websites, networks, technologies, products, and standards that we do not control. Any changes, bugs, or technical issues in such systems, websites or changes in our relationships with mobile operating system partners, websites, handset manufacturers, or mobile carriers, or in their terms of service or policies that degrade our products’ functionality, reduce or eliminate our ability to update or distribute our products or give preferential treatment to competitors, limit our ability to deliver, target, or measure the effectiveness of ads, or our delivery of ads could materially adversely affect the usage of our products on mobile devices.
Additionally, mobile operating systems and websites have identifiers within their platforms that advertisers use to deliver personalized and targeted advertising. If or when these platforms are modified, requiring users to “opt in” for advertiser access to the users’ identifier or restrict customer tracking ability, it may limit our ability to deliver, target, or measure the effectiveness of ads, which may result in a decline in the usage of our mobile applications on mobile devices or ability to target customers effectively. We also cannot predict the rate at which users will opt-in to grant identifier access. As a consequence, the ability of advertisers to accurately target and measure their advertising campaigns at the user level may become significantly limited.
The concentration of stock ownership in a small number of our shareholders may limit a shareholder’s ability to influence corporate matters and impact the price of our shares.
We have regularly reported in our annual proxy statements the holdings of members of the Nordstrom family, including Bruce A. Nordstrom, our former Co-President and Chairman of the Board, his sister Anne E. Gittinger and members of the Nordstrom family within our Executive Team. As of March 10, 2021, these individuals beneficially owned an aggregate of approximately 31% of our common stock. As a result, either individually or acting together, they may be able to exercise considerable influence over matters requiring shareholder approval, including the election of directors or other matters impacting our management or corporate governance. In addition, as reported in our periodic filings, our Board of Directors has from time to time authorized share repurchases. While these share repurchases may be offset in part by share issuances under our equity incentive plans and as consideration for acquisitions, the repurchases may nevertheless have the effect of increasing the overall percentage ownership held by these shareholders. The corporate law of the State of Washington, where we are incorporated, provides that approval of a merger or similar significant corporate transaction requires the affirmative vote of two-thirds of a company’s outstanding shares. The interests of these shareholders may differ from the interests of our shareholders as a whole, and the beneficial ownership of these shareholders may have the effect of discouraging offers to acquire us, delay or otherwise prevent a significant corporate transaction because the consummation of any such transaction would likely require their approval. As a result of any of these factors, the market price of our common stock may be affected.
INVESTMENT AND CAPITAL RISKS
If we fail to appropriately manage our capital, we may negatively impact our operations and shareholder return.
We utilize working capital to finance our operations, pay for capital expenditures and acquisitions, manage our debt levels and return value to our shareholders through dividends and share repurchases. Sufficient cash and liquidity are necessary to fund our business. Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict access to a potential source of liquidity. A deterioration in our capital structure or the quality and stability of our earnings could result in noncompliance with our debt covenants or a downgrade of our credit rating, constraining the financing available to us. If our access to financing is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted. Further, if we do not properly allocate our capital to maximize returns, or we do not maintain financial flexibility, our operations, cash flows and returns to shareholders could be adversely affected.

Nordstrom, Inc. and subsidiaries 15

Owning and leasing real estate exposes us to possible liabilities and losses.
We own or lease the land, buildings and equipment for all of our Supply Chain Network facilities, stores and corporate locations and are therefore subject to all of the risks associated with owning and leasing real estate. In particular, the value of the assets could decrease, their operating costs could increase, or facilities or stores may not be opened as planned due to changes in the real estate market, demographic trends, site competition, dependence on third-party performance or overall economic environment or may remain constrained as a result of the COVID-19 pandemic. Additionally, we are potentially subject to liability for environmental conditions, exit costs associated with disposal of a store and commitments to pay base rent for the entire lease term or operate a store for the duration of an operating covenant. In addition, the invalidity of, or default or termination under, any of our leases may interfere with our ability to use and operate all or a portion of certain of our facilities, which may have an adverse impact on our operations and results.
The investment in existing and new locations may not achieve our expected returns.
The locations of our Supply Chain Network facilities and existing stores, planned store openings and relocations are assessed based upon desirability, demographics and retail environment. In particular, we are expanding our market strategy, where we leverage and connect our digital and physical assets within discrete geographic markets to seamlessly serve our customers within those markets and create synergies between our digital assets, Supply Chain Network and stores. Additionally, we must equip our locations with the proper processes, technology and tools for timely and accurate fulfillment and inventory replenishment. This involves certain risks, including properly balancing our capital investments between fulfillment capabilities, technology, digital channels, new stores, relocations and remodels, assessing the suitability of locations, in new domestic and international markets, and constructing, furnishing and supplying a facility or store in a timely and cost-effective manner, which may be affected by the actions of third parties, including but not limited to private entities and local, state or federal regulatory agencies.
Customers’ expectations regarding speed of delivery are evolving. If we do not effectively integrate our digital and physical assets as part of our market strategy, or select locations to optimize our market strategy, we could incur significantly higher costs and shipping times that do not meet customer expectations, which in turn could have a material adverse effect on our business. Particularly in light of the changing trends between digital and brick-and-mortar shopping channels, sales through our digital channels or at our stores may not meet projections, which could adversely affect our return on investment. If we do not properly allocate capital expenditures between locations, timely complete construction projects associated with Supply Chain Network facilities and new, relocated and remodeled stores, or properly maintain any of our properties, customer expectations may not be met, we may lose sales and may incur additional expenses.
ECONOMIC AND EXTERNAL MARKET RISKS
Our revenues and operating results are affected by the seasonal nature of our business and cyclical trends in consumer spending.
Our business, like that of other retailers, is subject to seasonal fluctuations and cyclical trends in consumer spending. Our sales are typically higher in our second quarter, which historically included the Anniversary Sale, and the holidays in the fourth quarter. As a result of COVID-19, the Anniversary Sale was moved to August in 2020, which fell entirely in our third fiscal quarter. To provide shareholders a better understanding of management’s expectations surrounding results, we provide financial outlook on our expected operating and financial results for future periods comprised of forward-looking statements subject to certain risks and uncertainties. Any factor that negatively impacts these selling seasons could have an adverse and disproportionate effect on our results of operations for the entire year.
Additionally, factors such as results differing from guidance, changes in sales and operating income in the peak seasons, changes in our market valuations, performance results for the general retail industry, announcements by us or our industry peers or changes in analysts’ recommendations may cause volatility in the price of our common stock and our shareholder returns.
A downturn in economic conditions, currency fluctuations, inflation, increased unemployment and bankruptcy rates and other external market factors has had and could have a significant adverse effect on our business and stock price.
During economic downturns, including those resulting from the impacts of COVID-19, fewer customers may shop on our websites and in our stores, particularly for our high quality items, as these purchases may be seen as discretionary, and those who do shop may limit the amount of their purchases. This reduced demand may lead to lower sales, higher markdowns and an overly promotional environment or increased marketing and promotional spending.
Our stores located in shopping centers and malls have been and may be adversely affected by declines in consumer traffic at shopping centers and malls.
The majority of our stores are located within shopping centers and malls and may benefit from the abilities that we and other anchor tenants have to generate consumer traffic. A substantial decline in shopping center traffic, the development of new shopping centers and malls, the lack of availability of favorable locations within existing or new shopping centers and malls, the success of individual shopping centers and malls and the success of other anchor tenants have negatively impacted and may impact our ability in the future to maintain or grow our business, as well as our ability to open new stores, which could have an adverse effect on our financial condition or results of operations.

The results from our credit card operations could be adversely affected by changes in market conditions or laws.
Revenues earned under our program agreement with TD are indirectly subject to economic and market conditions that are beyond our control, including, but not limited to, interest rates, consumer credit availability, demand for credit, consumer debt levels, payment patterns, delinquency rates, frequency of fee waivers, frequency or volume of governmental stimulus, personal bankruptcy rates, employment trends, laws and other factors. Additionally, changes in net sales partially translate to program agreement revenues. Changes in economic, market or regulatory conditions or customer behavior, or changes in our mix of sales and program agreement revenues, could impact our revenues and profitability.
Our business and operations could be materially and adversely affected by severe weather patterns, climate change, natural disasters, widespread pandemics, epidemics, civil unrest and other natural or man-made economic, political or environmental disruptions.
Disruptions, and government responses to any disruption, could cause, among other things, a decrease in consumer spending that would negatively impact our sales, declines in traffic in urban centers, staffing shortages in our Supply Chain Network facilities, stores or corporate offices, interruptions in the flow of merchandise to our stores, disruptions in the operations of our merchandise vendors or property developers, increased costs and a negative impact on our reputation and long-term growth plans, and may vary based on the length and severity of the disruption. We have a significant amount of our total sales, stores and square footage on the west coast of the United States, particularly in California, where we have experienced earthquakes, wildfires and power outages and shortages that increase our exposure to any market-disrupting conditions in this region.
LEGAL AND REGULATORY RISKS
We are subject to certain laws, litigation, regulatory matters and ethical standards, and compliance or our failure to comply with or adequately address developments as they arise could adversely affect our reputation and operations.
Our policies, procedures and practices and the technology we implement are intended to comply with applicable federal, state, local and foreign laws, tariffs, rules and regulations, including those imposed by federal, state and local jurisdictions, the SEC, consumer protection and other regulatory agencies, the marketplace, and foreign countries, as well as responsible business, social and environmental practices, all of which may change from time to time. Compliance with these requirements and/or changes to them may cause our business to be adversely impacted, or even limit or restrict the activities of our business. In addition, if we fail to comply with applicable laws and regulations or implement responsible business, social, environmental and supply chain practices, we could be subject to damage to our reputation, class action lawsuits, regulatory investigations, legal and settlement costs, charges and payments, civil and criminal liability, increased cost of regulatory compliance, losing our ability to accept credit and debit card payments from our customers, restatements of our financial statements, disruption of our business and loss of customers. New and emerging privacy and data protection laws may increase compliance expenses and limit business opportunities and strategic initiatives, including customer engagement. Any required changes to our employment practices could result in the loss of employees, reduced sales, increased employment costs, low employee morale and harm to our business and results of operations. In addition, political and economic factors could lead to unfavorable changes in federal, state and foreign tax laws, which may affect our tax assets or liabilities and adversely affect our results of operations. We are also regularly involved in various litigation matters that arise in the ordinary course of business. Litigation or regulatory developments could adversely affect our business and financial condition.
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
Accounting principles and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of accounting matters that are relevant to our business, including, but not limited to, revenue recognition, inventory valuation, long-lived asset recoverability and income taxes, are highly complex and involve subjective assumptions, estimates and judgments. Changes in these rules and regulations, changes in our interpretation or our misapplication of the rules or regulations, changes in accounting policies, changes in underlying assumptions, estimates or judgments could adversely affect our financial performance or financial position.
Item 1B. Unresolved Staff Comments.
None.

Nordstrom, Inc. and subsidiaries 17

Item 2. Properties.
(Square footage amounts in thousands)
The following table summarizes the Supply Chain Network and retail locations we own or lease and the total square footage by category as of January 30, 2021:

		Number of stores
	Supply Chain Network	Nordstrom	Nordstrom Rack	Total square footage
Leased buildings on leased land	3	33	243	15,194
Owned buildings on leased land	—	55	—	10,092
Owned buildings on owned land	8	24	1	8,250
Partly owned and partly leased	—	2	—	544
Total	11	114	244	34,080
The following table summarizes our Supply Chain Network and retail store count and square footage activity:

	Count		Square footage
Fiscal year	2020	2019	2020	2019
Total, beginning of year	390	388	35,632	35,507
Openings[1]:
Supply Chain Network	1	1	1,000	312
Nordstrom	3	3	23	513
Nordstrom Rack	—	5	—	147
Closures	(25)	(7)	(2,575)	(847)
Total, end of year	369	390	34,080	35,632

Relocations and other[1]	2	1	(11)	34
1 Store opening square footage includes adjustments due to store relocations or remodels.

The following table lists our Supply Chain Network and retail store count and square footage by state/province as of January 30, 2021:

	Supply Chain Network		Nordstrom		Nordstrom Rack		Total
	Count	Square Footage	Count	Square Footage	Count	Square Footage	Count	Square Footage
U.S.
Alabama	—	—	—	—	1	35	1	35
Alaska	—	—	—	—	1	35	1	35
Arizona	—	—	1	235	9	313	10	548
California	5	2,883	28	4,051	55	2,022	88	8,956
Colorado	—	—	2	387	7	239	9	626
Connecticut	—	—	2	341	1	36	3	377
Delaware	—	—	1	127	1	32	2	159
Florida	1	221	6	1,031	16	534	23	1,786
Georgia	—	—	2	383	4	153	6	536
Hawaii	—	—	1	195	2	78	3	273
Idaho	—	—	—	—	1	37	1	37
Illinois	—	—	4	947	16	594	20	1,541
Indiana	—	—	1	134	2	60	3	194
Iowa	2	1,529	—	—	1	35	3	1,564
Kansas	—	—	1	219	1	35	2	254
Kentucky	—	—	—	—	1	33	1	33
Louisiana	—	—	—	—	3	90	3	90
Maine	—	—	—	—	1	30	1	30
Maryland	1	451	3	603	6	219	10	1,273
Massachusetts	—	—	4	595	7	266	11	861
Michigan	—	—	2	430	5	178	7	608
Minnesota	—	—	2	380	5	173	7	553
Missouri	—	—	2	342	2	69	4	411
Nevada	—	—	1	207	3	101	4	308
New Jersey	—	—	4	817	8	284	12	1,101
New Mexico	—	—	—	—	1	34	1	34
New York	—	—	5	838	12	430	17	1,268
North Carolina	—	—	2	300	2	74	4	374
Ohio	—	—	3	549	6	224	9	773
Oklahoma	—	—	—	—	2	67	2	67
Oregon	1	374	2	363	6	218	9	955
Pennsylvania	1	976	2	381	7	240	10	1,597
Rhode Island	—	—	—	—	1	38	1	38
South Carolina	—	—	—	—	3	101	3	101
Tennessee	—	—	1	145	2	69	3	214
Texas	—	—	8	1,413	18	613	26	2,026
Utah	—	—	2	277	4	130	6	407
Virginia	—	—	2	452	7	268	9	720
Washington	—	—	6	1,270	9	354	15	1,624
Washington D.C.	—	—	—	—	3	107	3	107
Wisconsin	—	—	1	150	2	67	3	217
Canada
Alberta	—	—	3	208	—	—	3	208
British Columbia	—	—	2	262	—	—	2	262
Ontario	—	—	8	899	—	—	8	899
Total	11	6,434	114	18,931	244	8,715	369	34,080

Nordstrom, Inc. and subsidiaries 19

Our headquarters are located in Seattle, Washington, where our offices consist of both leased and owned space. We also have three leased office facilities (Centennial, Colorado; Los Angeles, California and New York City, New York).
Our 8.750% senior secured notes due May 2025 are secured by six specific Nordstrom stores, including our Seattle flagship, and six distribution centers. Apart from the Seattle location, none of our other flagship stores are encumbered by the secured notes and neither are our omni-channel fulfillment centers.
As of March 15, 2021, we have no announced store openings in 2021.
Item 3. Legal Proceedings.
We are subject from time to time to various claims and lawsuits arising in the ordinary course of business, including lawsuits alleging violations of state and/or federal wage and hour and other employment laws, privacy and other consumer-based claims. Some of these lawsuits may include certified classes of litigants, or purport or may be determined to be class or collective actions and seek substantial damages or injunctive relief, or both, and some may remain unresolved for several years. We believe the recorded accruals in our Consolidated Financial Statements are adequate in light of the probable and estimable liabilities. As of the date of this report, we do not believe any currently identified claim, proceeding or litigation, either alone or in the aggregate, will have a material impact on our results of operations, financial position or cash flows. Since these matters are subject to inherent uncertainties, our view of them may change in the future.
Item 4. Mine Safety Disclosures.
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
(Dollar and share amounts in millions, except per share amounts)
MARKET AND SHAREHOLDER INFORMATION
Our common stock, without par value, is traded on the NYSE under the symbol “JWN.” The approximate number of record holders of common stock as of March 10, 2021 was 4,687. On this date, we had 157,770,380 shares of common stock outstanding.
On March 23, 2020, in response to uncertainty from the COVID-19 pandemic, we announced the suspension of our quarterly dividend payments beginning in the second quarter of 2020. We remain committed to this program over the long-term and intend to resume dividend payments and share repurchases when appropriate. While we are targeting being in a position to resume cash dividends to shareholders by the end of 2021, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, operating results, capital requirements, contractual commitments and such other factors as the Board of Directors deems relevant (see Note 11: Shareholders’ Equity).
The following table summarizes our historical dividends declared and paid per share:

Fiscal year	2020	2019
1st Quarter	$0.37	$0.37
2nd Quarter	—	0.37
3rd Quarter	—	0.37
4th Quarter	—	0.37
Full Year	0.37	1.48
SHARE REPURCHASES
In August 2018, our Board of Directors authorized a program to repurchase up to $1,500 of our outstanding common stock, with no expiration date. As a result of uncertainties from COVID-19 impacts, we repurchased no shares of our common stock in 2020 and we had $707 remaining in share repurchase capacity as of January 30, 2021. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to the discretion of the Board of Directors, contractual commitments, market and economic conditions and applicable SEC rules.

STOCK PRICE PERFORMANCE
The following graph compares the cumulative total return of Nordstrom common stock, Standard & Poor’s Retail Index (“S&P Retail”) and Standard & Poor’s 500 Index (“S&P 500”) for each of the last five fiscal years, ended January 30, 2021. The Retail Index is composed of 24 retail companies representing an industry group of the S&P 500. The following graph assumes an initial investment of $100 each in Nordstrom common stock, S&P Retail and the S&P 500 on January 30, 2016 and assumes reinvestment of dividends.

End of fiscal year	2015	2016	2017	2018	2019	2020
Nordstrom common stock	100	90	104	101	86	84
S&P Retail	100	118	167	181	217	306
S&P 500	100	121	149	149	180	211

Nordstrom, Inc. and subsidiaries 21

Item 6. Selected Financial Data.
None.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except percentages and per share amounts, except where noted otherwise)
The following discussion and analysis of our financial condition and results of operations contains forward-looking statements and should be read in conjunction with Item 1A: Risk Factors, our Consolidated Financial Statements and related Notes thereto, as well as other cautionary statements and risks described elsewhere in this 2020 Annual Report, before deciding to purchase, hold or sell shares of our common stock.
OVERVIEW
Looking back at 2020, we took aggressive actions as we navigated through the pandemic to increase our financial flexibility and accelerate our strategic initiatives to better serve customers. As shifts in customer expectations and behavior accelerated, our multi-year investments and strong financial position enabled our transformation into a digital-first business.
For the year, net loss was $690, or $4.39 per diluted share. Generating more than $425 in operating cash flow over the past three quarters, we ended the year with $1,481 in liquidity, including $681 in cash.
While our net sales decreased 32%, which reflected temporary store closures during the first half of 2020, we are encouraged by the continued sequential improvement in topline trends during the second half. Notably, we saw encouraging customer trends in the fourth quarter, including 40% growth in new customers acquired online. In addition, Nordy Club loyalty members represented 40% of our customer base and contributed two-thirds of sales.
During the year, we took the following actions to ensure we can successfully emerge from this pandemic in a stronger position:
•Expense discipline – rebased our cost structure, reflecting more than $300 in permanent overhead reductions
•Market strategy – scaled to top 10 markets, making up more than 50% of sales, providing customers with four times more merchandise selection on average and faster delivery
•Rack – integrated store and online inventory to increase online selection and enable order pickup and store fulfillment capabilities
Going forward, our brand promise of getting “closer to you” is the guiding principle of our growth plans. We are committed to significantly expanding the breadth of who we serve, and where and how we serve them. We are doing this by unlocking the full power of the digital-first platform we have built to capture market share gains, drive profitable growth, and create significant value for our shareholders. We are dedicated to executing on our strategy across our three areas of highest priority:
Winning in our most important markets. We are continuing to scale our market strategy by doubling our exposure from 10 to 20 markets by the end of March 2021, making up 75% of our business. This includes key markets such as San Diego, Houston, Minneapolis and Miami.
Broadening the reach of Nordstrom Rack. We are focused on growing our share of the price-oriented customer segment, which we see as a two billion dollar incremental sales opportunity over time. Our efforts are underway as we recently repositioned 70 stores by reimagining the merchandising offering and store experience.
Increasing the velocity of our digital business. We are focused on more effectively translating the heritage of service that defines us in this digitally connected world. This means delivering personalization at scale by creating greater linkages between digital and physical experiences. As an example, we are currently migrating Nordstromrack.com to the JWN e-commerce platform to enhance the customer experience while creating efficiencies in our infrastructure and operations.
We are grateful for our team’s efforts to strengthen our financial flexibility and accelerate our strategic priorities to serve customers in new and differentiated ways. These actions have put us in a strong position to capitalize on our market share opportunity as customer demand recovers. Heading into 2021 and beyond, we are confident in our ability to deliver profitable sales growth.

RESULTS OF OPERATIONS
In our ongoing effort to enhance the customer experience, we are focused on providing a seamless experience across our Company. We invested early in our omni-channel capabilities, integrating our operations, merchandising and technology across our stores and online, and in both Nordstrom and Nordstrom Rack brands. While our customers may engage with us through multiple ways, we know they value the integrated brand experience and view us simply as one company, which is ultimately how we view our company. We have one Retail reportable segment and analyze our results on a total company basis, using customer, market share, operational and net sales metrics.
For our comparison and discussion of 2019 and 2018, see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2019 Annual Report.
Net Sales
The following table summarizes net sales:

Fiscal year	2020	2019
Nordstrom	$6,997	$9,943
Nordstrom Rack	3,360	5,189
Total net sales	$10,357	$15,132

Net sales (decrease) increase:
Nordstrom	(29.6%)	(3.5%)
Nordstrom Rack	(35.3%)	0.2%
Total Company	(31.6%)	(2.2%)

Digital sales as a % of net sales	55%	33%
Digital sales increase	16%	7%

In 2020, total Company net sales decreased 31.6% compared with 2019. These declines primarily resulted from COVID-19, and the temporary store closures that occurred in the first half of the year. Digital sales increased 16% compared with 2019 and order pickup as a percentage of digital sales increased compared with 2019 due to accelerated growth from the impacts COVID-19 has had on customer shopping behavior and expanded fulfillment capabilities. During the year, we opened one Nordstrom Rack and two Nordstrom Locals, and closed sixteen Nordstrom stores, six Nordstrom Trunk Club clubhouses and three Jeffrey boutiques.
Nordstrom net sales decreased 29.6% compared with 2019. Nordstrom Rack net sales decreased 35.3% compared with 2019. These declines resulted primarily from the impacts of COVID-19 and temporary store closures in the first half of the year. The average sales price at both Nordstrom and Nordstrom Rack decreased primarily due to customer shopping behavior and category shift. Home, Active and Beauty were the top-performing merchandise categories in 2020.
Credit Card Revenues, Net
Credit card revenues, net include our portion of the ongoing credit card revenue, net of credit losses, pursuant to our program agreement with TD. TD is the exclusive issuer of our consumer credit cards and we perform the account servicing functions. Credit card revenues, net were $358 in 2020, compared with $392 in 2019. This decrease was primarily a result of lower finance charges and late fee revenues throughout the year driven by changes in customer behavior resulting from the COVID-19 pandemic and lower interchange revenue from lower spend on our credit cards at other merchants.
Gross Profit
The following table summarizes gross profit:

Fiscal year	2020	2019
Gross profit	$2,757	$5,200
Gross profit as a % of net sales	26.6%	34.4%
Inventory turnover rate	4.42	4.79
Gross profit decreased $2,443 primarily due to lower sales volume, and the rate decreased 780 basis points compared with 2019 due to deleverage from lower sales volume and higher markdowns.
Ending inventory as of January 30, 2021 decreased 3.0% compared with prior year. While inventory levels were above our expectations, the majority of the overage reflected current receipts and non-seasonal merchandise and we are taking actions to clear excess seasonal and underperforming categories.

Nordstrom, Inc. and subsidiaries 23

Selling, General and Administrative Expenses
SG&A is summarized in the following table:

Fiscal year	2020	2019
SG&A expenses	$4,162	$4,808
SG&A expenses as a % of net sales	40.2%	31.8%
SG&A decreased $646 in 2020 compared with 2019 primarily from lower variable expenses associated with lower sales volume and the permanent reductions in overhead costs, partially offset by COVID-19 charges related primarily to asset impairment from store closures and restructuring charges. SG&A rate increased 840 basis points primarily as a result of deleverage on lower sales volume and higher labor and shipping expenses associated with COVID-19, partially offset by the reduced overhead costs.
Earnings (Loss) Before Interest and Income Taxes
EBIT is summarized in the following table:

Fiscal year	2020	2019
EBIT	($1,047)	$784
EBIT as a % of net sales	(10.1%)	5.2%
EBIT decreased $1,831 in 2020 compared with 2019, as a result of the impacts from COVID-19, deleverage on lower sales volume and higher markdowns, partially offset by permanent reductions in overhead costs. COVID-19 related charges of $303 consisted primarily of asset impairments from store closures, premium pay and benefits and restructuring charges (see Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8).
Interest Expense, Net
Interest expense, net is summarized in the following table:

Fiscal year	2020	2019
Interest on long-term debt and short-term borrowings	$199	$151
Less:
Interest income	(3)	(10)
Capitalized interest	(15)	(39)
Interest expense, net	$181	$102
Interest expense, net increased $79 in 2020 compared with 2019 primarily due to additional interest related to the new 8.750% senior secured notes due May 2025 and the Revolver drawdown, as well as lower capitalized interest in 2020 due to a decrease in capitalized expenditures.
Income Tax Expense
Income tax expense is summarized in the following table:

Fiscal year	2020	2019
Income tax (benefit) expense	($538)	$186
Effective tax rate	43.8%	27.3%

The following table illustrates the components of our effective tax rate:

Fiscal year	2020	2019
Statutory rate	21.0%	21.0%
CARES Act impact	17.6%	—
State and local income taxes, net of federal income taxes	6.1%	5.4%
Federal credits	0.5%	(0.9%)
Other, net	(1.4%)	1.8%
Effective tax rate	43.8%	27.3%
The increase in the effective tax rate for 2020 compared with 2019 was primarily due to the CARES Act that allows us to carry back 2020 losses at the higher tax rate applicable in previous years.

Earnings Per Share
EPS is as follows:

Fiscal year	2020	2019
Basic	($4.39)	$3.20
Diluted	($4.39)	$3.18
Diluted EPS decreased $7.57 in 2020 compared with 2019 primarily due to lower sales as a result of COVID-19, higher markdowns and shipping costs, partially offset by permanent reductions in overhead costs and a tax benefit from the CARES Act. COVID-19 related charges reduced diluted EPS by $1.22 per share.
2021 Outlook
We are focused on increasing total shareholder returns through four key financial objectives: accelerating revenue growth, expanding operating profit margin, improving return on invested capital and generating cash flow. While the timing of recovery of customer demand remains uncertain, we have provided the following financial expectations for fiscal 2021, which assume stores remain open during the year:
•Revenue, including retail sales and credit card revenues, is expected to grow more than 25%, with digital representing approximately 50% of sales
•EBIT margin is expected to be approximately 3% of sales
•Income tax rate is expected to be approximately 27%
•Our Leverage Ratio is expected to be approximately 3x by year-end
•For the first half of the year, EBIT is expected to be approximately breakeven, reflecting approximately 45% of total year sales

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

Fiscal year	2020	2019
Net (loss) earnings	($690)	$496
Add: income tax (benefit) expense	(538)	186
Add: interest expense	184	112
(Loss) earnings before interest and income tax expense	(1,044)	794

Add: operating lease interest[1]	95	101
Adjusted net operating (loss) profit	(949)	895

Less: estimated income tax benefit (expense)	416	(244)
Adjusted net operating (loss) profit after tax	($533)	$651

Average total assets	$9,718	$9,765
Less: average deferred property incentives in excess of ROU assets[2]	(276)	(307)
Less: average non-interest-bearing current liabilities	(3,138)	(3,439)
Average invested capital	$6,304	$6,019

Return on assets[3]	(7.1%)	5.1%
Adjusted ROIC[3]	(8.5%)	10.8%
1 We add back the operating lease interest to reflect how we manage our business. Operating lease interest is a component of operating lease cost recorded in occupancy costs.
2 For leases with property incentives that exceed the ROU assets, we reclassify the amount from assets to other current liabilities and other liabilities and reduce average total assets, as this better reflects how we manage our business.
3 For fiscal year 2020, COVID-19 related charges negatively impacted return on assets by approximately 200 basis points and Adjusted ROIC by approximately 280 basis points. Integration charges, primarily related to Trunk Club, of $32 in fiscal 2019, were primarily non-cash related and negatively impacted return on assets by approximately 30 basis points and Adjusted ROIC by approximately 30 basis points.

LIQUIDITY AND CAPITAL RESOURCES
In response to the uncertainty related to the COVID-19 pandemic, we took action to provide further liquidity and flexibility during these unprecedented times. Our stores were temporarily closed in the first half of the year. We continue to review state and local legal requirements and conditions and may need to close some or all of the stores currently open as COVID-19 and other uncertainties continue to unfold. No matter how customers choose to shop, we are committed to delivering superior services, products and experiences and are ready to serve our customers online, through our applications and other digital means, including virtual styling and selling tools, online order pickup and contactless curbside services. We have taken the following actions in 2020 to increase our cash position and preserve financial flexibility:
•Drew down $800 on our Revolver, of which we subsequently repaid $800 by the end of fiscal 2020, and issued $600 in 8.750% senior secured notes
•Suspended quarterly cash dividends beginning in the second quarter of 2020 and share repurchases
•Achieved expense savings in excess of $400 and further net cash savings in capital expenditures and working capital
We ended fiscal year 2020 with $681 in cash and cash equivalents and $800 of additional liquidity available on our Revolver. In March 2021, subsequent to year end and consistent with the seasonal cash needs of our business, we drew down $200 on our Revolver, which we expect to repay before the end of the first half of the year. With our financial position strengthened, we are prioritizing market share gains and profitable sales growth. In 2021, we expect to receive approximately $500 in income tax refunds in the second or third quarter.
We strive to maintain a level of liquidity sufficient to allow us to cover our seasonal cash needs and to maintain appropriate levels of short-term borrowings. Our ongoing working capital requirements are generally funded primarily through cash flows generated from operations. In addition, we have access to the commercial paper market and can draw on our revolving credit facilities for working capital, capital expenditures and general corporate purposes. In 2020, due to COVID-19 impacts, the incremental financing we drew on in the first quarter of 2020 aided in the funding of our cash requirements. We believe our operating cash flows are sufficient to meet our cash requirements for the next 12 months and beyond.
Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments.
The following is a summary of our cash flows by activity:

Fiscal year	2020	2019
Net cash (used in) provided by operating activities	($348)	$1,236
Net cash used in investing activities	(347)	(909)
Net cash provided by (used in) financing activities	530	(431)
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
Cash from operating activities decreased by $1,584 between 2020 and 2019 primarily due to a reduction in net earnings from the impacts of COVID-19 and temporary store closures in the first half of the year, partially offset by the benefits of the CARES Act.
Investing Activities
Our investing cash outflows include payments for capital expenditures, including stores, supply chain improvements and technology costs. Our investing cash inflows are generally from proceeds from sales of property and equipment.
Net cash used in investing activities decreased by $562 between 2020 and 2019 due to a decrease in capital expenditures as the prior period included investments in our Nordstrom NYC store, as well as supply chain costs related to our market strategy. We also reduced non-critical store reinvestment in 2020.

Nordstrom, Inc. and subsidiaries 27

Capital Expenditures
Our capital expenditures, net are summarized as follows:

Fiscal year	2020	2019
Capital expenditures	$385	$935
Less: deferred property incentives[1]	(41)	(85)
Capital expenditures, net	$344	$850

Capital expenditures, net category allocation:
Technology	64%	25%
Supply chain	23%	27%
New stores, relocations, remodels and other	13%	48%
Total	100%	100%
1 Deferred property incentives are included in our cash provided by operations in our Consolidated Statements of Cash Flows in Item 8. We operationally view the property incentives we receive from our developers and vendors as an offset to our capital expenditures.

Fiscal year	2021[1]	2020	2019	2018	2017	2016
Capital expenditures % of net sales	3%-4%	3.7%	6.2%	4.2%	4.8%	5.8%
1 Rates represent 2021 forecasted amounts.

Capital expenditures as a percentage of net sales were higher in 2016 through 2019 as we made investments in Nordstrom NYC, NRHL, Canada and our Supply Chain Network. Going forward, we expect to maintain our capital expenditure requirement at 3% to 4% of net sales primarily to support investments in technology and our Supply Chain Network.
Financing Activities
The majority of our financing activities include repurchases of common stock, long-term debt proceeds and/or payments and dividend payments.
Cash from financing activities increased $961 between 2020 and 2019 primarily due to the net proceeds from the 8.750% senior secured notes.
Borrowing Activity
During 2020, we issued $600 aggregate principle amount of 8.750% senior secured notes due May 2025. During 2019, we issued $500 aggregate principal amount of 4.375% senior unsecured notes due April 2030. We recorded debt issuance costs incurred as a result of the issuance in other financing activities, net in the Consolidated Statements of Cash Flows. With the proceeds of these new notes, we retired our $500 senior unsecured notes in 2019 that were due May 2020 (see Note 8: Debt and Credit Facilities in Item 8).
Additionally, in the first quarter of 2020, we drew down $800 on our Revolver and paid down $800 during the second through fourth quarters.
In 2018, we fully repaid $47 outstanding on our Puerto Rican unsecured borrowing facility.
Share Repurchases
In August 2018, our Board of Directors authorized a new program to repurchase up to $1,500 of our outstanding common stock, with no expiration date. As a result of uncertainties from COVID-19 impacts, we repurchased no shares of our common stock in 2020, compared with 4.1 shares for an aggregate purchase price of $186 during 2019. We had $707 remaining in share repurchase capacity as of January 30, 2021. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to the discretion of the Board of Directors, contractual commitments, market and economic conditions and applicable SEC rules.
Dividends
In 2020, we paid dividends of $58, or $0.37 per share, compared with $229, or $1.48 per share, in 2019 (see Note 11: Shareholders’ Equity in Item 8). In determining the dividends to pay, we analyze our dividend payout ratio and dividend yield, while taking into consideration our current and projected operating performance and liquidity.

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

Fiscal year	2020	2019	2018
Net cash (used in) provided by operating activities	($348)	$1,236	$1,296
Less: capital expenditures	(385)	(935)	(654)
(Less) Add: change in cash book overdrafts	(4)	8	—
Free Cash Flow	($737)	$309	$642
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
Adjusted EBITDAR is also one of our key financial metrics as it is used to measure compliance with one of our Revolver covenants for the year-ended January 30, 2021. Additionally, as of the fourth quarter of 2020, Adjusted EBITDAR is used as an input in the Fixed Charge Coverage Ratio for the covenant. Adjusted EBITDAR reflects the items in Adjusted EBITDA, excludes rent expense as defined by the Revolver, and captures other differences between the contractual requirements in the Revolver and Adjusted EBITDA, including the inclusion or exclusion of certain non-cash charges. The financial measure calculated under GAAP, which is most directly comparable to Adjusted EBITDAR, is net earnings.
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

Fiscal year	2020	2019	2018
Net (loss) earnings	($690)	$496	$564
(Less) Add: income tax (benefit) expense	(538)	186	169
Add: interest expense, net	181	102	104
(Loss) earnings before interest and income taxes	(1,047)	784	837

Add: depreciation and amortization expenses	671	671	669
Less: amortization of developer reimbursements	(86)	(75)	(79)
Add: asset impairments	137	—	—
Adjusted EBITDA	($325)	$1,380	$1,427

Add: rent expense[1]	313	339	330
Add: other Revolver covenant adjustments[2]	3	10	15
Adjusted EBITDAR	($9)	$1,729	$1,772
1 Rent expense, exclusive of amortization of developer reimbursements, is added back for consistency with our debt covenant calculation requirements, and is calculated under the previous lease standard.
2 Other adjusting items to reconcile Adjusted EBITDA to Adjusted EBITDAR as defined by our Revolver covenant include interest income and certain non-cash charges where relevant.

Nordstrom, Inc. and subsidiaries 29

Credit Capacity and Commitments
During the first quarter of 2020, we amended our existing Revolver and drew down $800. As of January 30, 2021, we paid the entirety of the outstanding balance under the facility. The Revolver contains customary representations, warranties, covenants and terms, including paying a variable rate of interest and a commitment fee based on our debt rating. The Revolver is available for working capital, capital expenditures and general corporate purposes. Provided that we obtain written consent from our lenders, we have the option to increase the Revolver by up to $200, to a total of $1,000, and two options to extend the Revolver by one year. For more information about our credit facilities, see Note 8: Debt and Credit Facilities in Item 8.
We maintain trade and standby letters of credit to facilitate our international payments. As of January 30, 2021, we have $8 available and none outstanding under the trade letter of credit and $15 available and $2 outstanding under the standby letter of credit.
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
Debt Covenants
As of January 30, 2021, we met all of our covenants while our Leverage Ratio exceeded four. Under our current debt covenants, if our Leverage Ratio is greater than four or our unsecured debt is rated below BBB- with a stable outlook at Standard & Poor’s or Baa3 with a stable outlook at Moody’s, any outstanding borrowings under our Revolver will be secured by substantially all our personal property and we will be precluded from repurchasing shares or paying dividends on our common stock. For more information about our debt covenants, see Note 8: Debt and Credit Facilities in Item 8.
Contractual Obligations
The following table summarizes our contractual obligations and the expected effect on our liquidity and cash flows as of January 30, 2021. We expect to fund these commitments primarily with operating cash flows generated in the normal course of business and credit available to us under existing and potential future facilities.

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt	$5,336	$686	$343	$898	$3,409
Operating leases	2,461	344	650	482	985
Purchase obligations	2,035	1,964	63	7	1
Other long-term liabilities	391	49	58	44	240
Total	$10,223	$3,043	$1,114	$1,431	$4,635
Included in the required debt repayments disclosed above are estimated total interest payments of $1,972 as of January 30, 2021, payable over the remaining life of the debt.
The operating lease obligations in the table above do not include payments for variable lease costs that are required by most of our lease agreements. These costs include variable payments related to real estate taxes, common area maintenance costs and additional rent payments based upon a percentage of our sales, which totaled $100 in 2020.
Purchase obligations primarily consist of inventory purchase orders and capital expenditure commitments.

Other long-term liabilities consist of workers’ compensation and other liability insurance reserves and postretirement benefits. The payment amounts presented above were estimated based on historical payment trends. Other long-term liabilities not requiring cash payments, such as property incentives that exceed the associated ROU asset, were excluded from the table above. Also excluded from the table above are unrecognized tax benefits of $36, as we are unable to reasonably estimate the timing of future cash payments, if any, for these liabilities.
Off-Balance Sheet Arrangements
In management’s opinion, we have no off-balance sheet arrangements that have a material current or future effect on our financial condition or financial statements.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with GAAP in the U.S. requires that we make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities during the reporting period. Uncertainties regarding such estimates and assumptions are inherent in the preparation of financial statements and actual results may differ from these estimates and assumptions. The following discussion highlights the estimates we believe are critical and should be read in conjunction with the Notes to Consolidated Financial Statements in Item 8. Our management has discussed the development and selection of these critical accounting estimates with the Audit and Finance Committee of our Board of Directors, and the Audit and Finance Committee has reviewed our disclosures that follow.
Sales Return Reserve
We reduce sales and cost of sales by an estimate of future customer merchandise returns, which is calculated based on historical and expected return patterns, and record a sales return allowance and an estimated returns asset. We record the impact of the sales return allowance in our separate Nordstrom and Nordstrom Rack brands. The majority of our returns from both digital and physical sales come through our stores. As a result of COVID-19 and the related change in customer buying trends, we have experienced declines in our online return rates, which historically are higher than our overall average return rates. Accordingly, we have adjusted our estimates of future return rates to reflect recent experience. Estimating future returns requires substantial judgement based on current and historical trends and actual returns may vary from our estimates. A 10% change in the sales return allowance net of the estimated returns assets would have had an approximately $15 impact on our EBIT for the year ended January 30, 2021. Due to the continued volatility surrounding COVID-19, we may not anticipate changes in return trends or the impact of the sales return reserve accurately in our results.
The Nordy Club Loyalty Program and Gift Cards
We record breakage revenue on unused points, unredeemed Nordstrom Notes and gift cards based on expected customer redemption. We estimate breakage for The Nordy Club and gift cards based on historical trends. Actual redemptions may vary from our estimates. We have seen a reduction in redemption rate trends of Nordstrom Notes and gift cards, leading to increased breakage rates. A one percentage point change in our gift card breakage rate would impact our EBIT by approximately $40 for the year ended January 30, 2021.
Merchandise Inventories
Merchandise inventories are stated at the lower of cost or market value using the retail inventory method. Under the retail method, the valuation of inventories is determined by applying a calculated cost-to-retail ratio to the retail value of ending inventory. Inherent in the retail inventory method are certain management judgments that may affect the ending inventory valuation as well as gross profit. To determine if the retail value of our inventory should be marked down, we consider current and anticipated demand, customer preferences, age of the merchandise and fashion trends. We record excess and obsolescence based on historical trends and specific identification.
We take physical inventory counts and adjust our records accordingly. Following each physical inventory cycle, we adjust shrinkage to actual results and an estimate is recorded for shrinkage from the count date to year end. We evaluate and determine our estimated shrinkage rate, which is based on a percentage of sales, using the most recent physical inventory and historical results.
Impairment of Long-Lived Assets
When facts and circumstances indicate that the carrying values of buildings, equipment and ROU assets may be impaired, we compare the carrying value to the related projected future cash flows, among other quantitative and qualitative analyses. Cash flow analysis requires judgment regarding many factors, such as revenues, growth rates, expenses and capital expenditures.
These projections are inherently subject to uncertainties and while we believe the inputs and assumptions utilized in our future cash flows are reasonable, our estimates may change in the near term based on our future performance.
Income Taxes
We pay income taxes based on the tax statutes, regulations and case law of the various jurisdictions in which we operate. Our income tax expense and deferred tax assets and liabilities reflect our best estimate of current and future taxes to be paid. Tax expense may be affected by numerous items, such as changes in tax law, changes in business operations, the results of tax audits and changes to our forecasts of income and loss due to economic and other conditions, such as the COVID-19 pandemic. Significant judgments and estimates are required in determining consolidated tax expense.

Nordstrom, Inc. and subsidiaries 31

Deferred tax assets and liabilities arise from differences between the financial reporting and tax basis of assets and liabilities and for operating loss and tax credit carryforwards. The deferred tax assets and liabilities are calculated using the enacted tax rates and laws expected to be in effect when the differences are expected to reverse. In evaluating the likelihood of realizing the benefit of our deferred tax assets, we consider all available evidence, including historical results and projected future taxable income. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying business.
We recorded a valuation allowance against certain foreign deferred tax assets as of January 30, 2021 and February 1, 2020 and intend to maintain the valuation allowance until there is sufficient evidence to support its reversal. We believe there is a reasonable possibility within the next 12 months sufficient positive evidence may become available to allow us to reach a conclusion the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain foreign deferred tax assets and decrease our income tax expense for the period the release is recorded.
The benefits of uncertain tax positions are recorded in our financial statements only after determining it is more likely than not the uncertain tax positions would sustain challenge by taxing authorities. We are periodically audited by federal, state and foreign tax authorities related to our tax filing positions and allocation of income among various tax jurisdictions. Although we believe our liabilities for uncertain tax positions are reasonable, because of the complexity of some of these uncertainties, the ultimate resolution may result in an outcome that is materially different from our current estimated liability. These differences will be reflected as increases or decreases to income tax expense in the period of resolution.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8 for a discussion of recent accounting pronouncements and the impact these standards are anticipated to have on our results of operations, liquidity or capital resources.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
(Dollars in millions)
INTEREST RATE RISK
For our long-term debt of $3,269, our exposure to interest rate risk is primarily limited to changes in fair value. As our debt is primarily fixed-rate, changes in interest rates do not significantly impact our cash flows. However, changes in interest rates increase or decrease the fair value of our debt, depending on whether market rates are lower or higher than our fixed rates. In addition, $500 of our 4.00% senior unsecured notes will mature in October 2021, and if we refinance this debt, we are at risk of interest rate changes with respect to any difference between the existing interest rate and the interest rate on its replacement. As of January 30, 2021, the fair value of our long-term debt was $3,430 (see Note 8: Debt and Credit Facilities and Note 9: Fair Value Measurements in Item 8).
We are exposed to interest rate risk primarily from changes in short-term interest rates. Interest rate fluctuations can affect our interest income and interest expense. As of January 30, 2021, we had cash and cash equivalents of $681 which generate interest income at variable rates.
FOREIGN CURRENCY EXCHANGE RISK
The majority of our revenues, expenses and capital expenditures are transacted in U.S. Dollars. Our U.S. operations periodically enter into merchandise purchase orders denominated in British Pounds or Euros. From time to time, we may use forward contracts to hedge against fluctuations in foreign currency prices. As of January 30, 2021, our outstanding forward contracts did not have a material impact on our Consolidated Financial Statements.
Our Canadian operations are comprised of the Nordstrom.ca website, six Nordstrom stores and seven Nordstrom Rack stores. Our Canadian operations enter into merchandise purchase orders denominated in U.S. Dollars for some portion of its inventory. As sales in Canada are denominated in the Canadian Dollar, gross profit for our Canadian operations can be impacted by foreign currency fluctuations. As of January 30, 2021, activities associated with foreign currency exchange risk have not had a material impact on our Consolidated Financial Statements (see Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8.)

Item 8: Financial Statements and Supplementary Data.

Nordstrom, Inc. and subsidiaries 33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Nordstrom, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the “Company”) as of January 30, 2021 and February 1, 2020, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended January 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 30, 2021, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle

As discussed in Note 3 to the financial statements, the Company changed its method for accounting for leases effective February 3, 2019, due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 842, Leases. The Company adopted the new lease standard using the transition method provided in Accounting Standards Update (ASU) No. 2018-11 such that prior period amounts are not adjusted and continue to be reported in accordance with ASC 840, Leases.
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
•We tested the effectiveness of controls designed to ensure that markdowns are recorded timely.
•We evaluated the reasonableness of the timing of markdowns recorded by performing analytical procedures to compare current period trends to historical trends at varying levels of disaggregation (i.e., total company, operating segment, and business unit level) across multiple fiscal periods, including, but not limited to, metrics such as markdowns relative to sales trends, inventory turnover, and inventory aging.
•We evaluated management’s ability to identify triggering events and accurately forecast markdown activity by:
▪Comparing actual markdowns recorded to management’s historical forecasts
▪Reading forecasted information included in Company press releases
▪Reading internal communications to management and the Board of Directors.
•We performed a retrospective review of markdowns recorded in periods subsequent to fiscal year-end to assess whether any unusual trends occurred that would indicate untimely markdowns.

Impairment of Long-Lived Assets — Refer to Notes 1 and 9 to the financial statements

Critical Audit Matter Description

The Company evaluates long-lived retail store assets for impairment when facts or circumstances indicate that the carrying values of its long-lived retail store assets may be impaired. Events that result in an impairment review include plans to close a retail store or a significant decrease in the operating results of the retail store. When such an indicator occurs, the Company evaluates its long-lived retail store assets for impairment by comparing the undiscounted future cash flows, at the individual store level, to the carrying value of the long-lived assets of the retail store. If the carrying value of an asset exceeds the estimated undiscounted future cash flows, an analysis is performed to estimate the fair value of the asset. An impairment is recorded if the fair value of the long-lived retail store asset is less than the carrying amount.
The Company makes significant assumptions to evaluate long-lived retail store assets for possible indications of impairment. Changes in these assumptions could have a significant impact on the long-lived retail store assets identified for further analysis. For the year ended January 30, 2021, asset impairment charges of $137 million were recognized related to long-lived retail store assets.
Given the Company’s evaluation of possible indications of impairment of retail store assets requires management to make significant assumptions, performing audit procedures to evaluate whether management appropriately identified facts or circumstances indicating that the carrying amounts of long-lived retail store assets may not be recoverable involved especially subjective judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of long-lived retail store assets for possible indications of impairment included the following, among others:
•We tested the effectiveness of the controls over management’s identification of possible circumstances that may indicate that the carrying amounts of long-lived retail store assets are no longer recoverable.
•We evaluated management’s analysis of retail store assets for indications of impairment by:
▪Testing long-lived retail store assets for possible indications of impairment, including searching for locations with a history of losses, current period loss, or projected losses.
▪Performing inquiries of management regarding the process and assumptions used to identify potential indicators of impairment and evaluating the consistency of the assumptions with evidence obtained in other areas of the audit.
/s/ Deloitte & Touche LLP
Seattle, Washington
March 15, 2021

We have served as the Company’s auditor since 1970.

Nordstrom, Inc. and subsidiaries 35

Nordstrom, Inc.
Consolidated Statements of Earnings
(In millions except per share amounts)

Fiscal year	2020	2019	2018
Net sales	$10,357	$15,132	$15,480
Credit card revenues, net	358	392	380
Total revenues	10,715	15,524	15,860
Cost of sales and related buying and occupancy costs	(7,600)	(9,932)	(10,155)
Selling, general and administrative expenses	(4,162)	(4,808)	(4,868)
(Loss) earnings before interest and income taxes	(1,047)	784	837
Interest expense, net	(181)	(102)	(104)
(Loss) earnings before income taxes	(1,228)	682	733
Income tax benefit (expense)	538	(186)	(169)
Net (loss) earnings	($690)	$496	$564

(Loss) earnings per share:
Basic	($4.39)	$3.20	$3.37
Diluted	($4.39)	$3.18	$3.32

Weighted-average shares outstanding:
Basic	157.2	155.2	167.3
Diluted	157.2	156.1	170.0
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
Nordstrom, Inc.
Consolidated Statements of Comprehensive Earnings
(In millions)

Fiscal year	2020	2019	2018
Net (loss) earnings	($690)	$496	$564
Postretirement plan adjustments, net of tax of $0, $9 and ($5)	(1)	(27)	14
Foreign currency translation adjustment	(1)	(4)	(17)
Comprehensive net (loss) earnings	($692)	$465	$561
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Consolidated Balance Sheets
(In millions)

	January 30, 2021	February 1, 2020
Assets
Current assets:
Cash and cash equivalents	$681	$853
Accounts receivable, net	245	179
Merchandise inventories	1,863	1,920
Prepaid expenses and other	853	278
Total current assets	3,642	3,230

Land, property and equipment, net	3,732	4,179
Operating lease right-of-use assets	1,581	1,774
Goodwill	249	249
Other assets	334	305
Total assets	$9,538	$9,737

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,960	$1,576
Accrued salaries, wages and related benefits	352	510
Current portion of operating lease liabilities	260	244
Other current liabilities	1,048	1,190
Current portion of long-term debt	500	—
Total current liabilities	4,120	3,520

Long-term debt, net	2,769	2,676
Non-current operating lease liabilities	1,687	1,875
Other liabilities	657	687

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 157.8 and 155.6 shares issued and outstanding	3,205	3,129
Accumulated deficit	(2,830)	(2,082)
Accumulated other comprehensive loss	(70)	(68)
Total shareholders’ equity	305	979
Total liabilities and shareholders’ equity	$9,538	$9,737
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc. and subsidiaries 37

Nordstrom, Inc.
Consolidated Statements of Shareholders’ Equity
(In millions except per share amounts)

Fiscal year ended	January 30, 2021	February 1, 2020	February 2, 2019
Common stock
Balance, beginning of year	$3,129	$3,048	$2,816
Issuance of common stock under stock compensation plans	16	29	163
Stock-based compensation	60	52	69
Balance, end of year	$3,205	$3,129	$3,048

Accumulated deficit
Balance, beginning of year	($2,082)	($2,138)	($1,810)
Cumulative effect of adopted accounting standards	—	(25)	60
Net (loss) earnings	(690)	496	564
Dividends	(58)	(229)	(250)
Repurchase of common stock	—	(186)	(702)
Balance, end of year	($2,830)	($2,082)	($2,138)

Accumulated other comprehensive loss
Balance, beginning of year	($68)	($37)	($29)
Cumulative effect of adopted accounting standards	—	—	(5)
Other comprehensive loss	(2)	(31)	(3)
Balance, end of year	($70)	($68)	($37)

Total	$305	$979	$873

Dividends per share	$0.37	$1.48	$1.48
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Consolidated Statements of Cash Flows
(In millions)

Fiscal year	2020	2019	2018
Operating Activities
Net (loss) earnings	($690)	$496	$564
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization expenses and other, net	675	671	669
Asset impairment	137	—	—
Amortization of deferred property incentives	—	—	(75)
Right-of-use asset amortization	168	183	—
Deferred income taxes, net	(7)	52	(34)
Stock-based compensation expense	67	69	90
Change in operating assets and liabilities:
Accounts receivable	(46)	82	(4)
Merchandise inventories	53	30	15
Prepaid expenses and other assets	(607)	(38)	(8)
Accounts payable	432	98	12
Accrued salaries, wages and related benefits	(157)	(71)	1
Other current liabilities	(143)	(94)	15
Lease liabilities	(237)	(259)	—
Other liabilities	7	17	51
Net cash (used in) provided by operating activities	(348)	1,236	1,296

Investing Activities
Capital expenditures	(385)	(935)	(654)
Other, net	38	26	1
Net cash used in investing activities	(347)	(909)	(653)

Financing Activities
Proceeds from revolving line of credit	800	—	—
Payments on revolving line of credit	(800)	—	—
Proceeds from long-term borrowings	600	499	—
Principal payments on long-term borrowings	—	(500)	(56)
(Decrease) increase in cash book overdrafts	(4)	8	—
Cash dividends paid	(58)	(229)	(250)
Payments for repurchase of common stock	—	(210)	(678)
Proceeds from issuances under stock compensation plans	16	29	163
Tax withholding on share-based awards	(9)	(17)	(20)
Other, net	(15)	(11)	(26)
Net cash provided by (used in) financing activities	530	(431)	(867)

Effect of exchange rate changes on cash and cash equivalents	(7)	—	—
Net decrease in cash and cash equivalents	(172)	(104)	(224)
Cash and cash equivalents at beginning of year	853	957	1,181
Cash and cash equivalents at end of year	$681	$853	$957

Supplemental Cash Flow Information
Cash paid during the year for:
Income taxes, net of refunds	$23	$178	$280
Interest, net of capitalized interest	168	111	118
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc. and subsidiaries 39

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Founded in 1901 as a retail shoe business in Seattle, Washington, our Company is a leading fashion retailer that offers an extensive selection of high-quality brand-name and private label merchandise focused on apparel, shoes, beauty, accessories and home goods for women, men, young adults and children. This breadth of merchandise allows us to serve a wide range of customers who appreciate quality fashion and a superior shopping experience. We offer brand-name and private label merchandise across our digital and physical assets in both our Nordstrom and Nordstrom Rack brands. Our facilities and stores are located in 40 states in the U.S. and three provinces in Canada. Nordstrom includes:
•Nordstrom.com
•TrunkClub.com
•Nordstrom.ca
•94 Nordstrom stores in the U.S.
•six Nordstrom stores and seven Nordstrom Rack stores in Canada
•seven Nordstrom Locals
Nordstrom Rack includes:
•Nordstromrack.com
•HauteLook.com
•242 Nordstrom Rack stores in the U.S.
•two Last Chance clearance stores.
Fiscal Year
We operate on a 52/53-week fiscal year ending on the Saturday closest to January 31st. References to 2020 and all years except 2017 within this document are based on a 52-week fiscal year, while 2017 is based on a 53-week fiscal year.
Principles of Consolidation
The Consolidated Financial Statements include the balances of Nordstrom, Inc. and its subsidiaries. All intercompany transactions and balances are eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP in the U.S. requires that we make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities during the reporting period. Uncertainties regarding such estimates and assumptions are inherent in the preparation of financial statements and actual results may differ from these estimates and assumptions. Our most significant accounting judgments and estimates include revenue recognition, inventory valuation, long-lived asset recoverability and income taxes, all of which involve assumptions about future events. We may be unable to accurately predict the impact of COVID-19 going forward and as a result our estimates may change in the near term.
Revenue
During the first quarter of 2018, we adopted the Revenue Standard, using the modified retrospective method. We recorded a net cumulative effect adjustment of $55 which decreased beginning accumulated deficit.
Net Sales
We recognize sales revenue net of estimated returns and excluding sales taxes. Revenue from sales to customers shipped from our Supply Chain Network facilities, stores and directly from our vendors, which includes shipping revenue when applicable, is recognized at shipping point, the point in time where control has transferred to the customer. Costs to ship orders to customers are expensed as a fulfillment activity at shipping point, commissions from sales at our Nordstrom stores are expensed at the point of sale and both are recorded in SG&A expenses.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

We reduce sales and cost of sales by an estimate of future customer merchandise returns, which is calculated based on historical and expected return patterns, and record a sales return allowance and an estimated returns asset. Our sales return allowance is classified in other current liabilities and our estimated returns asset, calculated based on the cost of merchandise sold, is classified in prepaid expenses and other on the Consolidated Balance Sheets. We record the impact of the sales return allowance in our separate Nordstrom and Nordstrom Rack brands. The majority of our returns from both digital and physical sales come through our stores. Due to the seasonality of our business, these balances typically increase when higher sales occur in the last month of a period, such as the Anniversary Sale, which usually occurs at the end of the second quarter, and decrease in the following period. As a result of COVID-19 and the related change in customer buying trends, we have experienced declines in our online return rates, which historically are higher than our overall average return rates. Accordingly, we have adjusted our estimates of future return rates to reflect recent experience. Estimating future returns requires substantial judgement based on current and historical trends and actual returns may vary from our estimates.
Loyalty Program
The Nordy Club is our customer loyalty program that incorporates a traditional point and benefit system, while providing customers exclusive access to products and events, enhanced services, personalized experiences and more convenient ways to shop. Customers accumulate points based on their level of spending and type of participation. Upon reaching certain point thresholds, customers receive Nordstrom Notes, which can be redeemed for goods or services across Nordstrom and Nordstrom Rack. The Nordy Club benefits vary based on the level of customer spend, and include Bonus Points days and shopping and fashion events.
We offer customers access to a variety of payment products and services, including a selection of Nordstrom-branded Visa® credit cards in the U.S. and Canada, as well as a Nordstrom-branded private label credit card for Nordstrom purchases. When customers use a Nordstrom-branded credit or debit card, they also participate in The Nordy Club and receive additional benefits, which can vary depending on the level of spend, including early access to the Anniversary Sale, enhanced alteration and stylist benefits and incremental accumulation of points toward Nordstrom Notes.
As our customers earn points and Nordstrom Notes in The Nordy Club, a portion of underlying sales revenue is deferred based on an estimated stand-alone selling price of points, Nordstrom Notes and other loyalty benefits, such as alterations. We recognize the revenue and related cost of sale when the Nordstrom Notes are ultimately redeemed and reduce our contract liability. We include the deferred revenue in other current liabilities on the Consolidated Balance Sheets. We record breakage revenue of unused points and unredeemed Nordstrom Notes based on expected customer redemption. We estimate, based on historical usage, that approximately 10% of Nordstrom Notes and approximately 8% of points will be unredeemed. Estimating future breakage rates requires judgment based on current and historical trends and actual breakage rates may vary from our estimates. Other benefits of the loyalty program, including shopping and fashion events, are recorded in SG&A expenses as these are not a material right of the program.
As of January 30, 2021 and February 1, 2020, our outstanding performance obligation for The Nordy Club, which consists primarily of unredeemed points and Nordstrom Notes at retail value under the Revenue Standard was $137 and $162. Almost all Nordstrom Notes are redeemed within approximately eleven months of issuance.
Gift Cards
We record deferred revenue from the sale of gift cards at the time of purchase. As gift cards are redeemed, we recognize revenue and reduce our contract liability. Although our gift cards do not have an expiration date, we include this deferred revenue in other current liabilities on the Consolidated Balance Sheets as customers can redeem gift cards at any time.
As of January 30, 2021 and February 1, 2020, our outstanding performance obligation for unredeemed gift cards was $341 and $414. Almost all gift cards are redeemed within two years of issuance. We record breakage revenue on unused gift cards based on expected customer redemption. We estimate, based on historical usage, that 3% will be unredeemed and recognized as revenue. Estimating future breakage rates requires judgment based on current and historical trends and actual breakage rates may vary from our estimates. We have seen a reduction in redemption rate trends, which increases our breakage rate and combined with higher volumes of gifts cards issued over the past several years, our breakage income has increased. Breakage income was $81, $17 and $14 in 2020, 2019 and 2018.
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

Nordstrom, Inc. and subsidiaries 41

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Cost of Sales
Cost of sales primarily includes the purchase and manufacturing costs of inventory sold, net of vendor allowances, and in-bound freight expense.
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
Severance
In 2020, we paid out $88 in restructuring costs in connection with our regional and corporate reorganization, including $25 recorded in cost of sales and related buying and occupancy costs and $63 in SG&A on the Consolidated Statement of Earnings.
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
Advertising
Advertising production costs for internet, magazines, store events and other media are expensed the first time the advertisement is run. Online marketing costs are expensed when incurred. Total advertising expenses, net of vendor allowances, of $283, $299 and $246 in 2020, 2019 and 2018 were included in SG&A expenses.
Vendor Allowances
We receive allowances from merchandise vendors for purchase price adjustments, beauty expenses, advertising programs and various other expenses. Purchase price adjustments are recorded as a reduction of cost of sales at the point they have been earned and the related merchandise has been marked down or sold. Allowances for beauty expenses, advertising programs and other expenses are recorded in SG&A expenses as a reduction of the related costs when incurred. Vendor allowances earned are as follows:

Fiscal year	2020	2019	2018
Purchase price adjustments	$77	$171	$180
Beauty expenses	79	140	149
Advertising	82	101	115
Other	2	6	6
Total vendor allowances	$240	$418	$450
Shipping and Handling Costs
Our shipping and handling costs include payments to third-party shippers and costs to hold, move and prepare merchandise for shipment. These costs do not include in-bound freight to our Supply Chain Network facilities, which we include in the cost of our inventory. Shipping and handling costs of $828, $627 and $589 in 2020, 2019 and 2018 were included in SG&A expenses.
Stock-Based Compensation
The 2019 Plan authorizes the grant of stock options, PSUs, RSUs, stock appreciation rights and both restricted and unrestricted shares of common stock to employees and nonemployee directors. We grant stock-based awards under our 2019 Plan and employees may purchase our stock at a discount under our ESPP. We predominantly recognize stock-based compensation expense related to stock-based awards at their estimated grant date fair value, recorded on a straight-line basis over the requisite service period. Compensation expense for certain award holders is accelerated based upon age and years of service. Compensation expense for PSUs is adjusted based on the payout percentage of the PSU grant subject to achieving specific performance measures. The total compensation expense is reduced by actual forfeitures as they occur over the vesting period of the awards.

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
CARES Act
On March 27, 2020, the CARES Act was signed into law, providing payroll tax credits for employee retention, deferral of payroll taxes and several income tax provisions including modifications to the net interest deduction limitation, changes to certain property depreciation and allowing for carryback of certain operating losses.
We have estimated the impacts of the CARES Act and other COVID-19 related stimulus in accordance with our overall approach for determining our income tax provision, which uses an estimated annual effective tax rate based on our best estimates and adjusts for discrete taxable events that occur during the quarter. As a result, we will carryback our 2020 U.S. federal operating loss and recover taxes previously paid at the applicable 35% tax rate rather than the current rate of 21%. Our estimated annual effective tax rate reflects this benefit and is the primary driver for the rate increase when compared with 2019. As a result, we recorded $560 in taxes receivable as of January 30, 2021, which is classified in prepaid expenses and other on the Consolidated Balance Sheet.
In addition, for the year ended January 30, 2021, we recognized $69 in employee retention payroll tax credits and elected to defer payment of the employer portion of social security taxes, both as provided for under the CARES Act and other COVID-19 related stimulus.
Comprehensive Net Earnings
Comprehensive net earnings consist of net earnings and other gains and losses affecting equity that are excluded from net earnings. These consist of postretirement plan adjustments, net of related income tax effects, and foreign currency translation adjustments.
Cash Equivalents
Cash equivalents are short-term investments with a maturity of three months or less from the date of purchase and are carried at cost, which approximates fair value. At the end of 2020 and 2019, checks not yet presented for payment drawn in excess of our bank deposit balances were $106 and $110 and included within accounts payable on our Consolidated Balance Sheets.

Nordstrom, Inc. and subsidiaries 43

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Accounts Receivable
Accounts receivable, net primarily includes receivables from non-Nordstrom-branded credit and debit cards and developer reimbursements.
Merchandise Inventories
Merchandise inventories are stated at the lower of cost or market value using the retail inventory method. Under the retail method, the valuation of inventories is determined by applying a calculated cost-to-retail ratio to the retail value of ending inventory. The value of our inventory on the balance sheet is then reduced by a charge to cost of sales for retail inventory markdowns taken on the selling price. To determine if the retail value of our inventory should be marked down, we consider current and anticipated demand, customer preferences, age of the merchandise and fashion trends. We record excess and obsolescence based on historical trends and specific identification.
We take physical inventory counts and adjust our records accordingly. Following each physical inventory cycle, we adjust shrinkage to actual results and an estimate is recorded for shrinkage from the count date to year end. We evaluate and determine our estimated shrinkage rate, which is based on a percentage of sales, using the most recent physical inventory and historical results.
Leases
We record leases, which consist primarily of operating leases, on the Consolidated Balance Sheets as operating lease ROU assets, current portion of operating lease liabilities and non-current operating lease liabilities. Operating lease liabilities are initially recognized based on the net present value of the fixed portion of our lease and common area maintenance payments from lease commencement through the lease term. To calculate the net present value, we apply an incremental borrowing rate. The incremental borrowing rate is determined using a portfolio approach based on the rate of interest we would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. We use quoted interest rates obtained from financial institutions as an input to derive our incremental borrowing rate as the discount rate for the lease. We recognize ROU assets based on operating lease liabilities reduced by property incentives. We test ROU assets for impairment in the same manner as long-lived assets and exclude the related operating lease liability and operating lease payments in our analysis.
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
Long-Lived Assets
When facts and circumstances indicate that the carrying values of buildings, equipment and ROU assets may be impaired, we compare the carrying value to the related projected future cash flows, among other quantitative and qualitative analyses. Cash flow analysis requires judgment regarding many factors, such as revenues, growth rates, expenses and capital expenditures. These projections are inherently subject to uncertainties and while we believe the inputs and assumptions utilized in our future cash flows are reasonable, our estimates may change in the near term based on our future performance.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Land, property and equipment are grouped at the lowest level at which there are identifiable cash flows when assessing impairment, while cash flows for our retail store assets are identified at the individual store level.
As we optimized our mix of physical and digital assets to align with longer-term customer trends, we closed 16 Nordstrom stores, six Trunk Club clubhouses and three Jeffrey boutiques in the first half of 2020. As part of these closures, we incurred non-cash impairment charges on long-lived tangible and ROU assets, primarily associated with the Nordstrom store closures, to adjust the carrying values to their estimated fair value. The following table provides details related to asset impairment charges as a result of COVID-19:

Fiscal year	2020
Long-lived asset impairment[1]	$96
Operating lease ROU asset impairment[1]	41
Total asset impairment	$137
1 As of January 30, 2021, the carrying value of the applicable long-lived and operating lease ROU assets after impairment was $13 and $3.
These charges are primarily included in our Retail segment SG&A expense on the Consolidated Statement of Earnings.
Amortization expense for acquired intangibles was $7 and $11 in 2019 and 2018. In 2019, as a result of the Nordstrom Trunk Club integration, we fully impaired the remaining acquired Nordstrom Trunk Club intangible asset and recorded a loss of $11. No amortization expense was recorded beyond 2019.
Goodwill
Goodwill represents the excess of acquisition cost over the fair value of the related net assets acquired and is not subject to amortization. We review our goodwill annually for impairment, as of the first day of the fourth quarter, or when circumstances indicate that the carrying value may exceed the fair value. We perform this evaluation at the Nordstrom and NRHL reporting unit level, all within our Retail segment. When evaluating these assets for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If we determine that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, we perform a quantitative fair value test, where we compare the carrying value of the reporting unit to its estimated fair value, which is based on the expected present value of future cash flows (income approach), comparable public companies and acquisitions (market approach), or a combination of both. If fair value is lower than the carrying value, an impairment charge is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. As of January 30, 2021 and February 1, 2020, we had goodwill of $249. Based on the results of our tests, fair value substantially exceeded carrying value, and we therefore had no goodwill impairment in 2020, 2019 or 2018.
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
Foreign Currency
Our Canadian operations are comprised of the Nordstrom.ca website, six Nordstrom stores and seven Nordstrom Rack stores. The functional currency of our Canadian operations is the Canadian Dollar. We translate assets and liabilities into U.S. Dollars using the exchange rate in effect at the balance sheet date, while we translate revenues and expenses using an average exchange rate for the period. We record these translation adjustments as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets.
In addition, our U.S. operations incur certain expenditures denominated in Canadian Dollars and our Canadian operations incur certain expenditures denominated in U.S. Dollars. This activity results in transaction gains and losses that arise from exchange rate fluctuations, which are recorded as gains or losses in the Consolidated Statements of Earnings.
Recent Accounting Pronouncements
In August 2020, the SEC adopted the final rule under SEC Release No. 33-10825, Modernization of Regulation S-K Items 101, 103, and 105, which modernizes the description of business, legal proceedings and risk factor disclosures. This final rule was effective for us in the fourth quarter of 2020. The adoption of this final rule will not have a material effect on our Consolidated Financial Statements.

Nordstrom, Inc. and subsidiaries 45

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

In November 2020, the SEC adopted the final rule under SEC Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, which eliminates the requirement for selected financial data, streamlines certain disclosures in MD&A and eliminates duplicative disclosures with the intention of simplifying reporting compliance. Though this final rule is effective for us beginning in the first quarter of 2021, we have elected to early adopt the amendments to provision 301, Selected financial data and provision 302, Supplementary financial information in the fourth quarter of 2020. The adoption of this final rule will not have a material effect on our Consolidated Financial Statements.
NOTE 2: REVENUE
Contract Liabilities
Contract liabilities represent our obligation to transfer goods or services to customers and include deferred revenue for The Nordy Club (including points and Nordstrom Notes) and gift cards. Our contract liabilities are classified as current on the Consolidated Balance Sheets and are as follows:

Contract Liabilities
Balance as of February 2, 2019	$548
Balance as of February 1, 2020	576
Balance as of January 30, 2021	478
Revenues recognized from our beginning contract liability balance were $261 and $313 for the years ended January 30, 2021 and February 1, 2020.
Disaggregation of Revenue
The following table summarizes our disaggregated net sales:

Fiscal year	2020	2019	2018
Nordstrom	$6,997	$9,943	$10,299
Nordstrom Rack	3,360	5,189	5,181
Total net sales	$10,357	$15,132	$15,480

Digital sales as % of total net sales	55%	33%	30%

The following table summarizes the percent of net sales by merchandise category:

Fiscal year	2020	2019	2018
Women’s Apparel	29%	31%	32%
Shoes	26%	24%	24%
Women’s Accessories	14%	11%	11%
Men’s Apparel	12%	16%	16%
Beauty	12%	11%	11%
Kids’ Apparel	4%	4%	4%
Other	3%	3%	2%
Total net sales	100%	100%	100%
NOTE 3: LEASES
We lease the land or the land and buildings at many of our facilities, warehouses, stores and offices, as well as equipment. The majority of our fixed, non-cancellable lease terms are 15 to 30 years for Nordstrom stores, approximately 10 years for Nordstrom Rack stores and 5 to 20 years for office facilities and Supply Chain Network facilities. Many of our leases include options that allow us to extend the lease term beyond the initial commitment period. At the commencement of a lease, we generally include only the initial lease term as we have determined that options to extend are not reasonably certain to occur. The exercise of lease renewal options is generally at our sole discretion. At the renewal of an expiring lease, we reassess our options in the agreement and include all reasonably certain extensions in the measurement of our lease term.

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
The following table summarizes the components of lease cost:

Fiscal year	2020	2019
Operating Lease Cost	$263	$278
Variable lease cost[1]	100	105
Sublease income	(19)	(9)
Total lease cost, net	$344	$374
1 Variable lease cost includes short-term lease cost, which was immaterial in 2020 and 2019.
The following table summarizes future lease payments as of January 30, 2021:

Fiscal year	Operating Leases
2021	$344
2022	338
2023	312
2024	265
2025	217
Thereafter	985
Total lease payments	2,461

Less: amount representing interest	(514)
Present value of net lease payments[1]	$1,947
1 None of our payments for operating leases were signed but not yet commenced as of January 30, 2021.

The following table includes supplemental information:

Fiscal year	2020	2019
Cash paid related to operating lease liabilities	$332	$360
Operating lease interest	95	101
Operating lease liabilities arising upon adoption of the Lease Standard	—	2,224
Operating lease liabilities arising from the commencement of lease agreements	79	150

	January 30, 2021	February 1, 2020
Weighted-average remaining lease term	9 years	10 years
Weighted-average discount rate	4.7%	4.7%
Previous Lease Standard Disclosures
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

Nordstrom, Inc. and subsidiaries 47

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

The following table summarizes rent expense before adoption of the Lease Standard:

Fiscal year	2018
Minimum rent	$321
Percentage rent	9
Property incentives	(79)
Total rent expense	$251
The rent expense above does not include common area maintenance charges, real estate taxes and other executory costs, which were $138 in 2018.
NOTE 4: LAND, PROPERTY AND EQUIPMENT
Land, property and equipment consist of the following:

	January 30, 2021	February 1, 2020
Land and land improvements	$285	$288
Buildings and building improvements	1,446	1,591
Leasehold improvements	3,212	3,263
Store fixtures and equipment	3,993	4,015
Capitalized software	1,724	1,547
Construction in progress	231	470
Land, property and equipment	10,891	11,174
Less: accumulated depreciation and amortization	(7,159)	(6,995)
Land, property and equipment, net	$3,732	$4,179
Depreciation and amortization expense was $671, $654 and $661 in 2020, 2019 and 2018.
Our net non-cash investing activities primarily related to Nordstrom NYC and our Supply Chain Network capital expenditure accruals and resulted in a (decrease) increase to accounts payable of ($48) and $60 in 2020 and 2019.
NOTE 5: SELF-INSURANCE
Our self-insurance reserves are summarized as follows:

	January 30, 2021	February 1, 2020
Workers’ compensation	$74	$79
Employee health and welfare	25	25
Other liability	15	14
Total self-insurance reserve	$114	$118
Our workers’ compensation policies have a retention per claim of $1 or less and no policy limits.
We are self-insured for the majority of our employee health and welfare coverage and we do not use stop-loss coverage. Participants contribute to the cost of their coverage through premiums and out-of-pocket expenses for deductibles, co-pays and co-insurance.
Our liability policies, encompassing an employment practices liability, with a policy limit up to $30, and a commercial general liability policy, with a limit up to $101, have a retention per claim of $3 or less. Subsequent to January 30, 2021, we no longer carry an employment practices liability policy. This risk will be self-insured by the Company.

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
Due to COVID-19 and the steps we took to strengthen our financial flexibility, we temporarily paused our employer match contribution and incurred no expenses related to Company contributions in 2020. Total expenses related to Company contributions were $85 and $102 in 2019 and 2018 and were included in both buying and occupancy costs and SG&A expenses on our Consolidated Statements of Earnings.
NOTE 7: POSTRETIREMENT BENEFITS
We have a SERP, which provides retirement benefits to certain officers and select employees. The SERP has different benefit levels depending on the participant’s role. At the end of 2020, we had 57 participants in the plan, including eight officers and select employees eligible for SERP benefits, 46 retirees and three beneficiaries. This plan is non-qualified and does not have a minimum funding requirement.
Benefit Obligations and Funded Status
Our benefit obligation and funded status is as follows:

	January 30, 2021	February 1, 2020
Change in benefit obligation:
Benefit obligation at beginning of year	$224	$190
Participant service cost	2	2
Interest cost	6	7
Benefits paid	(10)	(9)
Actuarial loss	7	34
Benefit obligation at end of year	229	224
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	10	9
Benefits paid	(10)	(9)
Fair value of plan assets at end of year	—	—
Underfunded status at end of year	($229)	($224)
The accumulated benefit obligation, which is the present value of benefits, assuming no future compensation changes, was $227 and $222 at the end of 2020 and 2019.

Amounts recognized as liabilities in the Consolidated Balance Sheets consist of the following:

	January 30, 2021	February 1, 2020
Accrued salaries, wages and related benefits	$11	$11
Other liabilities (noncurrent)	218	213
Net amount recognized	$229	$224
Components of SERP Expense
The components of SERP expense recognized in the Consolidated Statements of Earnings are as follows:

Fiscal year	2020	2019	2018
Participant service cost	$2	$2	$2
Interest cost	6	7	7
Amortization of net loss and other	9	1	5
Total SERP expense	$17	$10	$14

Nordstrom, Inc. and subsidiaries 49

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Amounts not yet reflected in SERP expense and included in accumulated other comprehensive loss (pre-tax) consist of the following:

	January 30, 2021	February 1, 2020
Accumulated loss	($61)	($62)
Prior service credit	—	—
Total accumulated other comprehensive loss	($61)	($62)
Assumptions
Weighted-average assumptions used to determine our benefit obligation and SERP expense are as follows:

Fiscal year	2020	2019	2018
Assumptions used to determine benefit obligation:
Discount rate	2.62%	2.97%	4.27%
Rate of compensation increase	2.50%	2.50%	2.50%
Assumptions used to determine SERP expense:
Discount rate	2.97%	4.27%	3.95%
Rate of compensation increase	2.50%	2.50%	3.00%
Future Benefit Payments and Contributions
As of January 30, 2021, the expected future benefit payments based upon the assumptions described above and including benefits attributable to estimated future employee service are as follows:

Fiscal year
2021	$11
2022	11
2023	12
2024	12
2025	12
2026 – 2030	62
NOTE 8: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt is as follows:

	January 30, 2021	February 1, 2020
Long-term debt, net of unamortized discount:
Senior notes, 4.00%, due October 2021	500	500
Senior notes, 8.75%, due May 2025	600	—
Senior notes, 4.00%, due March 2027	349	349
Senior debentures, 6.95%, due March 2028	300	300
Senior notes, 4.375%, due April 2030	500	500
Senior notes, 7.00%, due January 2038	147	147
Senior notes, 5.00%, due January 2044	900	897
Deferred bond issuance costs	(27)	(17)
Total long-term debt	3,269	2,676

Less: current portion	(500)	—
Total due beyond one year	$2,769	$2,676

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Required principal payments on long-term debt are as follows:

Fiscal year
2021	$500
2022	—
2023	—
2024	—
2025	600
Thereafter	2,264
During the first quarter of 2020, we issued $600 aggregate principal amount of 8.750% senior secured notes due May 2025. These notes are guaranteed by certain subsidiaries and secured by various store, distribution center and corporate properties. The 8.750% senior secured notes contain covenants that include limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, dividend payments and equity distributions, in addition to certain change of control triggering events and provisions for events of default. Any redemption prior to the second quarter of 2022 may require a make-whole premium. Beginning the second quarter of 2022, we will be permitted to prepay all or part of our 8.750% senior secured notes.
Interest Expense
The components of interest expense, net are as follows:

Fiscal year	2020	2019	2018
Interest on long-term debt and short-term borrowings	$199	$151	$146
Less:
Interest income	(3)	(10)	(15)
Capitalized interest	(15)	(39)	(27)
Interest expense, net	$181	$102	$104
Credit Facilities
During the first quarter of 2020, we amended our existing Revolver and drew down $800. As of January 30, 2021, we paid the entirety of the outstanding balance under the facility. The Revolver contains customary representations, warranties, covenants and terms, including paying a variable rate of interest and a commitment fee based on our debt rating. Under the terms of the amendment, if our Leverage Ratio is greater than four or our unsecured debt is rated below BBB- with a stable outlook at Standard & Poor’s or Baa3 with a stable outlook at Moody’s, any borrowings under our Revolver will be secured by substantially all our personal property and we will be subject to asset coverage, fixed charge coverage and minimum liquidity covenants. If our Leverage Ratio is below four and our unsecured debt is rated at or above BBB- with a stable outlook at Standard & Poor’s or Baa3 with a stable outlook at Moody’s, any borrowings under our Revolver will be unsecured, we will not be subject to the above covenants and the restrictions on dividend payments and share repurchases will be removed. Should these covenants not be met, we would have restrictions on borrowing additional debt from the Revolver. As of January 30, 2021, our Leverage Ratio exceeded four and we did not meet or exceed our credit rating threshold. We met all other financial covenant measures for the quarter.
Provided that we obtain written consent from our lenders, we have the option to increase the Revolver by up to $200, to a total of $1,000, and two options to extend the Revolver by one year.
The Revolver expires in September 2023 and is available for working capital, capital expenditures and general corporate purposes. As of January 30, 2021 and February 1, 2020, we had no borrowings outstanding under our Revolver.
Our $800 commercial paper program allows us to use the proceeds to fund operating cash requirements. Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. The issuance of commercial paper has the effect, while it is outstanding, of reducing available liquidity under the Revolver by an amount equal to the principal amount of commercial paper. As of January 30, 2021 and February 1, 2020, we had no issuances outstanding under our commercial paper program.
In 2018, we fully repaid $47 outstanding on our Puerto Rican unsecured borrowing facility and did not renew the facility upon expiration in the fourth quarter of 2018.

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
Long-term debt is recorded at carrying value. If long-term debt was measured at fair value, we would use quoted market prices of the same or similar issues, which is considered Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	January 30, 2021	February 1, 2020
Carrying value of long-term debt	$3,269	$2,676
Fair value of long-term debt	3,430	2,905
Non-financial Assets Measured at Fair Value on a Nonrecurring Basis
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill, long-lived tangible and ROU assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. For more information regarding long-lived tangible and ROU asset impairment charges for the year-ended January 30, 2021, see Note 1: Nature of Operations and Summary of Significant Accounting Policies.
NOTE 10: COMMITMENTS AND CONTINGENCIES
Our estimated total purchase obligations, which primarily consist of capital expenditure commitments and inventory purchase orders, were $2,035 as of January 30, 2021. In connection with the purchase of foreign merchandise, we have no outstanding trade letters of credit as of January 30, 2021.
Our NYC flagship store opened in October 2019 and the related building and equipment assets were placed into service as of the end of the third quarter of 2019. While our store has opened, construction continues in the residential condominium units above the store. As of January 30, 2021, we have a fee interest in the retail condominium unit. We are committed to make one remaining installment payment based on the developer meeting final pre-established construction and development milestones. Precautions related to COVID-19 have caused delays in meeting these milestones and the timing of the remaining payment.
NOTE 11: SHAREHOLDERS’ EQUITY
The following is a summary of the activity related to our share repurchase programs in 2020, 2019 and 2018:

	Shares	Average price per share	Amount
Capacity at February 3, 2018			$414
August 2018 authorization (no expiration)			1,500
Shares repurchased	14.3	$49	(702)
Expiration of unused February 2017 authorization capacity in August 2018			(319)
Capacity at February 2, 2019			893
Shares repurchased	4.1	$45	(186)
Capacity at February 1, 2020			707
Shares repurchased	—	—	—
Capacity at January 30, 2021			$707

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

On March 23, 2020, in response to uncertainty from the COVID-19 pandemic, we announced the suspension of our quarterly dividend payments beginning in the second quarter of 2020 and the immediate suspension of our share repurchase program. We remain committed to these programs over the long-term and intend to resume dividend payments and share repurchases when appropriate. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to the discretion of the Board of Directors, contractual commitments, market and economic conditions and applicable SEC rules.
The amendment to our Revolver contains negative covenants with respect to the payment of dividends and share repurchases when either our Leverage Ratio is above four or our unsecured debt is rated below BBB- with a stable outlook at Standard & Poor’s or Baa3 with a stable outlook at Moody’s. As of January 30, 2021, our Leverage Ratio exceeded four and we did not meet our credit rating covenant, preventing us from paying dividends or repurchasing shares.
We paid dividends of $0.37 in 2020 and $1.48 per share in 2019 and 2018.
NOTE 12: STOCK-BASED COMPENSATION
Under our deferred and stock-based compensation plan arrangements, we issued 2.2, 2.1 and 4.9 shares of common stock in 2020, 2019 and 2018. Under the 2019 Plan, the aggregate number of shares to be issued may not exceed 9.5 plus any shares currently outstanding under the 2010 Plan that are forfeited or expire during the term of the 2019 Plan. As of January 30, 2021, we have 24.5 shares authorized, 16.2 shares issued and outstanding and 18.3 shares remaining available for future grants under the 2019 Plan.
Under the ESPP, employees may make payroll deductions of up to 10% of their base and bonus compensation for the purchase of Nordstrom common stock. At the end of each six-month offering period, participants apply their accumulated payroll deductions toward the purchase of shares of our common stock at 90% of the fair market value on the last day of the offer period. As of January 30, 2021, we had 12.6 shares authorized and 3.8 shares available for issuance under the ESPP. We issued 1.0 and 0.5 shares under the ESPP during 2020 and 2019. At the end of 2020 and 2019, we had current liabilities of $5 for future purchases of shares under the ESPP.
During the year, we cancelled the grant of PSU awards to employees due to negative financial impacts of the COVID-19 pandemic and we therefore had no financial impacts from these awards during the year.
The following table summarizes our stock-based compensation expense:

Fiscal year	2020	2019	2018
RSUs	$53	$49	$71
Stock options	12	11	12
Other[1]	2	9	7
Total stock-based compensation expense, before income tax benefit	67	69	90
Income tax benefit	(26)	(18)	(23)
Total stock-based compensation expense, net of income tax benefit	$41	$51	$67
1 Other stock-based compensation expense includes PSUs, ESPP and nonemployee director stock awards.
The stock-based compensation expense before income tax benefit was recorded in our Consolidated Statements of Earnings as follows:

Fiscal year	2020	2019	2018
Cost of sales and related buying and occupancy costs	$16	$20	$28
SG&A expenses	51	49	62
Total stock-based compensation expense, before income tax benefit	$67	$69	$90
Restricted Stock
Our Compensation, People and Culture Committee of our Board of Directors approves grants of restricted stock units to employees. The number of units granted to an individual are determined based upon a percentage of the recipient’s base salary and the fair value of the restricted stock. Restricted stock units typically vest over four years.

Nordstrom, Inc. and subsidiaries 53

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

A summary of restricted stock unit activity for 2020 is presented below:

Fiscal year	2020
	Shares	Weighted-average grant date fair value per unit
Outstanding, beginning of year	3.2	$44
Granted	3.6	21
Vested	(1.2)	51
Forfeited or cancelled	(0.8)	31
Outstanding, end of year	4.8	$37
The aggregate fair value of restricted stock units vested during 2020, 2019 and 2018 was $44, $65 and $54. As of January 30, 2021, the total unrecognized stock-based compensation expense related to nonvested restricted stock units was $74, which is expected to be recognized over a weighted-average period of 25 months.
Stock Options
Our Compensation, People and Culture Committee of our Board of Directors approves grants of nonqualified stock options to employees. We used the following assumptions to estimate the fair value for stock options at each grant date:

Fiscal year[1]	2020	2019
Assumptions
Risk-free interest rate: Represents the yield on U.S. Treasury zero-coupon securities that mature over the 10-year life of the stock options.	0.18% – 0.62%	2.5% – 2.7%
Weighted-average volatility: Based on a combination of the historical volatility of our common stock and the implied volatility of exchange-traded options for our common stock.	60.1%	34.6%
Weighted-average expected dividend yield: Our forecasted dividend yield for the next 10 years.	3.4%	1.9%
Expected life in years: Represents the estimated period of time until option exercise. The expected term of options granted was derived from the output of the Binomial Lattice option valuation model and was based on our historical exercise behavior, taking into consideration the contractual term of the option and our employees’ expected exercise and post-vesting employment termination behavior.	7.7	6.8

Grant Date Information
Date of grant	June 1, 2020	March 5, 2019
Weighted-average fair value per option	$7	$15
Exercise price per option	$17	$45
1 There were no stock options granted in 2018.

Additional nonqualified stock options were also granted to certain company leaders on August 27, 2020 at an exercise price per option of $15. The assumptions used to estimate the fair value for the additional stock options were similar to the grant assumptions presented above. In 2020, we also granted stock options to certain qualified employees outside of the June and August grant dates, which were insignificant in aggregate. The number of awards granted to an individual are determined based upon target award amounts and fair value of stock options at the time of grant. Our options primarily vest equally over a four year period or at the end of two years, and expire ten years after the date of grant.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

A summary of stock option activity for 2020 is presented below:

Fiscal year	2020
	Shares	Weighted- average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, beginning of year	8.3	$53
Granted	3.9	16
Exercised	(0.2)	34
Forfeited or cancelled	(1.0)	53
Outstanding, end of year	11.0	$40	6	$52
Vested, end of year	6.3	$54	3	$117
Vested or expected to vest, end of year	10.9	$40	6	$51

Fiscal year		2020	2019	2018
Aggregate intrinsic value of options exercised		$1	$5	$67
Fair value of stock options vested		$8	$17	$22
As of January 30, 2021, the total unrecognized stock-based compensation expense related to nonvested stock options was $24, which is expected to be recognized over a weighted-average period of 20 months.
NOTE 13: INCOME TAXES
U.S. and foreign components of earnings before income taxes were as follows:

Fiscal year	2020	2019	2018
U.S.	($1,210)	$654	$792
Foreign	(18)	28	(59)
(Loss) earnings before income taxes	($1,228)	$682	$733
Income tax expense consists of the following:

Fiscal year	2020	2019	2018
Current income taxes:
Federal	($501)	$90	$147
State and local	(34)	44	56
Foreign	4	—	—
Total current income tax (benefit) expense	(531)	134	203
Deferred income taxes:
Federal	47	43	(5)
State and local	(57)	3	(3)
Foreign	3	6	(26)
Total deferred income tax (benefit) expense	(7)	52	(34)
Total income tax (benefit) expense	($538)	$186	$169

Nordstrom, Inc. and subsidiaries 55

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

A reconciliation of the statutory federal income tax rate to the effective tax rate on earnings before income taxes is as follows:

Fiscal year	2020	2019	2018
Statutory rate	21.0%	21.0%	21.0%
CARES Act impact	17.6%	—	—
Tax Act impact	—	—	(0.1%)
State and local income taxes, net of federal income taxes	6.1%	5.4%	5.8%
Federal credits	0.5%	(0.9%)	(1.5%)
Valuation allowance release	—	—	(1.2%)
Other, net	(1.4%)	1.8%	(0.9%)
Effective tax rate	43.8%	27.3%	23.1%
The components of deferred tax assets and liabilities are as follows:

	January 30, 2021	February 1, 2020
Deferred tax assets:
Lease liabilities	$505	$555
Compensation and benefits accruals	139	145
Allowance for sales returns	43	47
Accrued expenses	28	29
Merchandise inventories	22	20
Gift cards	10	39
The Nordy Club loyalty program	19	10
Net operating losses	72	33
Other	23	5
Total deferred tax assets	861	883
Valuation allowance	(24)	(41)
Total net deferred tax assets	837	842
Deferred tax liabilities:
ROU assets	(337)	(377)
Land, property and equipment	(341)	(312)
Debt exchange premium	(12)	(13)
Total deferred tax liabilities	(690)	(702)
Net deferred tax assets	$147	$140
The following sets forth information on approximate net operating loss carryforwards for income tax purposes:

	January 30, 2021	February 1, 2020
State	$1,036	$25
Foreign	54	102
The net operating loss carryforwards are subject to certain statutory limitations of applicable state and foreign laws. If not utilized, a portion of our state and foreign net operating loss carryforwards will begin to expire in 2024 and 2033.
As of January 30, 2021 and February 1, 2020, we believe there are certain foreign net operating loss carryforwards and deferred tax assets that will not be realized in the foreseeable future. As such, valuation allowances of $24 and $41 have been recorded as of January 30, 2021 and February 1, 2020. The net change in valuation allowance for 2020 and 2019 was a decrease of $17 and $2.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Fiscal year	2020	2019	2018
Unrecognized tax benefit at beginning of year	$22	$30	$31
Gross increase to tax positions in prior periods	4	—	9
Gross decrease to tax positions in prior periods	—	—	(14)
Gross increase to tax positions in current period	6	3	6
Lapses in statute	—	(1)	(2)
Settlements	—	(10)	—
Unrecognized tax benefit at end of year	$32	$22	$30
At the end of 2020 and 2019, $30 and $22 of the ending gross unrecognized tax benefit related to items which, if recognized, would affect the effective tax rate.
There was no material expense for interest and penalties in 2020, 2019 and 2018. At the end of 2020 and 2019, our liability for interest and penalties was $4 and $3.
We file income tax returns in the U.S. and a limited number of foreign jurisdictions. With few exceptions, we are no longer subject to federal, state and local, or non-U.S. income tax examinations for years before 2012. As of January 30, 2021, we believe it is reasonably possible unrecognized tax benefits related to federal, state and local tax positions may decrease $18 by January 29, 2022, due to the completion of examinations and the expiration of various statutes of limitations.
NOTE 14: EARNINGS PER SHARE
Earnings per basic share is computed using the weighted-average number of common shares outstanding during the year. Earnings per diluted share uses the weighted-average number of common shares outstanding during the year plus dilutive common stock equivalents, primarily RSUs and stock options. Dilutive common stock is calculated using the treasury stock method and includes unvested RSUs and outstanding options that would reduce the amount of earnings for which each share is entitled. Anti-dilutive shares (including stock options and other shares) are excluded from the calculation of diluted shares and earnings per diluted share because their impact could increase earnings per diluted share. The computation of earnings per share is as follows:

Fiscal year	2020	2019	2018
Net (loss) earnings	($690)	$496	$564

Basic shares	157.2	155.2	167.3
Dilutive effect of common stock equivalents	—	0.9	2.7
Diluted shares	157.2	156.1	170.0

(Loss) earnings per basic share	($4.39)	$3.20	$3.37
(Loss) earnings per diluted share	($4.39)	$3.18	$3.32

Anti-dilutive common stock equivalents	13.5	10.0	5.2

Nordstrom, Inc. and subsidiaries 57

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

NOTE 15: SEGMENT REPORTING
Segments
We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments. We have one reportable “Retail” segment to align with how management operates and evaluates the results of our operations. Our principal executive officer, who is our CODM, reviews results on a total company, Nordstrom and Nordstrom Rack basis and uses EBIT as a measure of profitability.
Our Retail reportable segment aggregates our two operating segments, Nordstrom and Nordstrom Rack. Nordstrom consists of Nordstrom.com, TrunkClub.com, Nordstrom-branded U.S. stores, Canada, which includes Nordstrom.ca, Nordstrom Canadian stores and Nordstrom Rack Canadian stores, Nordstrom Local and, prior to the second quarter of 2020, Jeffrey. Nordstrom Rack consists of Nordstromrack.com, HauteLook.com, Nordstrom Rack-branded U.S. stores and Last Chance clearance stores.
Our Nordstrom and Nordstrom Rack operating segments both generate revenue by offering customers an extensive selection of high-quality brand-name and private label merchandise focused on apparel, shoes, beauty, accessories and home goods for women, men, young adults and children. We continue to focus on omni-channel initiatives by integrating the operations, merchandising and technology necessary to be consistent with our customers’ expectations of a seamless shopping experience regardless of channel or business. Nordstrom and Nordstrom Rack have historically had similar economic characteristics and are expected to have similar economic characteristics and long-term financial performance in future periods. They also have other similar qualitative characteristics, including suppliers, method of distribution, type of customer and regulatory environment. Due to their similar qualitative and economic characteristics, we have aggregated our Nordstrom and Nordstrom Rack operating segments into a single reportable segment.
Amounts in the Corporate/Other column include unallocated corporate expenses and assets (including unallocated assets in corporate headquarters, consisting primarily of cash, land, buildings and equipment and deferred tax assets), inter-segment eliminations and other adjustments to segment results necessary for the presentation of consolidated financial results in accordance with GAAP.
Accounting Policy
We present our segment results for all years in the way that management views our results internally and the accounting policies of the operating segments are the same as those described in Note 1: Nature of Operations and Summary of Significant Accounting Policies.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

The following table sets forth information for our reportable segment:

	Retail	Corporate/Other	Total
Fiscal year 2020
Net sales	$10,357	$—	$10,357
Credit card revenues, net	—	358	358
Loss before interest and income taxes	(924)	(123)	(1,047)
Interest expense, net	—	(181)	(181)
Loss before income taxes	(924)	(304)	(1,228)
Capital expenditures	(175)	(210)	(385)
Depreciation and amortization	(404)	(267)	(671)
Assets	6,100	3,438	9,538

Fiscal year 2019
Net sales	$15,132	$—	$15,132
Credit card revenues, net	—	392	392
Earnings (loss) before interest and income taxes	1,028	(244)	784
Interest expense, net	—	(102)	(102)
Earnings (loss) before income taxes	1,028	(346)	682
Capital expenditures	(726)	(209)	(935)
Depreciation and amortization	(428)	(233)	(661)
Assets[1]	6,831	2,906	9,737

Fiscal year 2018
Net sales	$15,480	$—	$15,480
Credit card revenues, net	—	380	380
Earnings (loss) before interest and income taxes	1,059	(222)	837
Interest expense, net	—	(104)	(104)
Earnings (loss) before income taxes	1,059	(326)	733
Capital expenditures	(415)	(239)	(654)
Depreciation and amortization	(436)	(233)	(669)
Assets	5,300	2,586	7,886
1 In 2019, we adopted the Lease Standard using the transition method provided in ASU 2018-11. See Note 3: Leases for further information.
For information about disaggregated revenues, see Note 2: Revenue.

Nordstrom, Inc. and subsidiaries 59

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
For the purposes of the Exchange Act, our Chief Executive Officer, Erik B. Nordstrom, serves as our principal executive officer and our Chief Financial Officer, Anne L. Bramman, is our principal financial officer.
As of the end of the period covered by this 2020 Annual Report, we performed an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the design and effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified within the SEC’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 30, 2021.
Deloitte & Touche LLP, an independent registered public accounting firm, was retained to audit our Consolidated Financial Statements and the effectiveness of our internal control over financial reporting. They have issued an attestation report on our internal control over financial reporting as of January 30, 2021, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Nordstrom, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Nordstrom, Inc. and subsidiaries (the “Company”) as of January 30, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 30, 2021, of the Company and our report dated March 15, 2021, expressed an unqualified opinion on those financial statements.
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
March 15, 2021

Nordstrom, Inc. and subsidiaries 61

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required under this item is included in the following sections of our Proxy Statement for our 2021 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Corporate Governance
Director Qualifications, Experience, and Nominating Process
Delinquent Section 16(a) Reports
Requirements and Deadlines for Submission of Proxy Proposals, Nomination of Directors and Other Business of Shareholders
The certifications of our Chief Executive Officer and Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this 2020 Annual Report and were included as exhibits to each of our quarterly reports on Form 10-Q. Our Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) on June 17, 2020 pursuant to Section 303A.12(a) of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.
Item 11. Executive Compensation.
The information required under this item is included in the following sections of our Proxy Statement for our 2021 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Compensation of Executive Officers
Director Compensation
Compensation Committee Interlocks and Insider Participation
Compensation, People and Culture Committee Report
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required under this item is included in the following sections of our Proxy Statement for our 2021 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Security Ownership of Certain Beneficial Owners and Management
Equity Compensation Plans
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required under this item is included in the following sections of our Proxy Statement for our 2021 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Corporate Governance
Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services.
The information required under this item is included in the following section of our Proxy Statement for our 2021 Annual Meeting of Shareholders, the section of which is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Ratification of the Appointment of Independent Registered Public Accounting Firm

PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following information required under this item is filed as part of this report:
All other schedules and exhibits are omitted because they are not applicable, not required or because the information required has been given as part of this report.

Nordstrom, Inc. and subsidiaries 63

Nordstrom, Inc. and Subsidiaries
Exhibit Index

	Exhibit	Method of Filing
3.1	Articles of Incorporation as amended and restated on May 25, 2005	Incorporated by reference from the Registrant’s Form 8-K filed on May 31, 2005, Exhibit 3.1

3.2	Bylaws, as amended and restated on August 19, 2020	Incorporated by reference from the Registrant’s Form 8-K filed on August 20, 2020, Exhibit 3.1

4.1	Description of Nordstrom, Inc. Securities	Incorporated by reference from the Registrant’s Form S-3 filed on April 30, 2001, Exhibit 4.4

4.2	Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated March 11, 1998	Incorporated by reference from Registration No. 333-47035, Exhibit 4.1

4.3	Indenture dated December 3, 2007, between the Company and Wells Fargo Bank, National Association	Incorporated by reference from the Registrant’s Form S-4/A filed on April 29, 2014, Exhibit 4.1

4.4	Form of 4.00% Note due 2021	Incorporated by reference from the Registrant’s Form 8-K filed on October 11, 2011, Exhibit 4.1

4.5	Form of 5.00% Global Note due 2044	Incorporated by reference from the Registrant’s Form S-4 filed on March 28, 2014, Exhibit 4.2

4.6	Form of 5.00% Rule 144A Global Note due 2044	Incorporated by reference from the Registrant’s Form S-4 filed on March 28, 2014, Exhibit 4.3

4.7	Form of 5.00% Regulation S Global Note due 2044	Incorporated by reference from the Registrant’s Form S-4 filed on March 28, 2014, Exhibit 4.4

4.8	Form of 4.00% Note due 2027	Incorporated by reference from the Registrant’s Form 8-K filed on March 9, 2017, Exhibit 4.1

4.9	Form of 5.00% Note due 2044	Incorporated by reference from the Registrant’s Form 8-K filed on March 9, 2017, Exhibit 4.2

4.10	Form of 4.375% Note due 2030	Incorporated by reference from the Registrant’s From 8-K filed on November 6, 2019, Exhibit 4.1

4.11*	Trunk Club Newco, Inc. 2010 Equity Incentive Plan	Incorporated by reference from the Registrant’s Form S-8 filed on August 27, 2014, Exhibit 4.1

4.12	Indenture, dated as of April 16, 2020, by and between Nordstrom, Inc. and Wells Fargo Bank, National Association, as indenture trustee	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2020, Exhibit 4.1

10.1*	Nordstrom, Inc. 2019 Equity Incentive Plan (2020 Amendment)	Incorporated by reference to Appendix B to the Registrant’s Form DEF 14A filed on April 7, 2020

10.2*	Amended and Restated Nordstrom, Inc. Executive Management Bonus Plan	Incorporated by reference from the Registrant’s Form DEF 14A filed on April 8, 2016

10.3*	Nordstrom Executive Deferred Compensation Plan (2017 Restatement)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 3, 2018, Exhibit 10.7

10.4*	Form of 2011 Stock Option Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 19, 2010, Exhibit 10.1

10.5*	Form of 2012 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 18, 2011, Exhibit 10.1

10.6*	Form of 2013 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on November 14, 2012, Exhibit 10.1

10.7*	Form of 2014 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2014, Exhibit 10.1

10.8*	Form of the 2015 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on February 19, 2015, Exhibit 10.1

10.9*	Form of the 2016 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 1, 2016, Exhibit 10.1
*This exhibit is a management contract, compensatory plan or arrangement.

	Exhibit	Method of Filing
10.10*	Form of 2016 Nonqualified Stock Option Grant Agreement, Supplemental Award	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016, Exhibit 10.2

10.11*	Form of the 2017 Nonqualified Stock Option Grant Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on February 23, 2017, Exhibit 10.1

10.12*	Form of 2019 Nonqualified Stock Option Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2019, Exhibit 10.1

10.13*	Form of 2019 Nonqualified Stock Option Award Agreement, Supplemental Award	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2019, Exhibit 10.2

10.14*	Form of 2020 Nonqualified Stock Option Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2020, Exhibit 10.1

10.15*	Form of 2020 Nonqualified Stock Option Award Agreement, Supplemental Award	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2020, Exhibit 10.5

10.16*	Nordstrom, Inc. 2010 Equity Incentive Plan	Incorporated by reference to Appendix A to the Registrant’s Form DEF 14A filed on April 8, 2010

10.17*	Nordstrom, Inc. 2010 Equity Incentive Plan as amended February 27, 2013	Incorporated by reference to Appendix A to the Registrant’s Form DEF 14A filed on April 1, 2013

10.18*	Nordstrom, Inc. 2010 Equity Incentive Plan as amended and restated February 26, 2014	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2014, Exhibit 10.4

10.19*	Nordstrom, Inc. 2010 Equity Incentive Plan as amended and restated February 16, 2017	Incorporated by reference to Appendix A to the Registrant’s Form DEF 14A filed on April 5, 2017

10.20*	Nordstrom, Inc. Executive Severance Plan	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 1, 2020, Exhibit 10.23

10.21*	Form of 2019 Performance Share Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2019, Exhibit 10.4

10.22*	Nordstrom Supplemental Executive Retirement Plan (2020 Restatement)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020, Exhibit 10.1

10.23	Nordstrom Directors Deferred Compensation Plan (2017 Restatement)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended February 3, 2018, Exhibit 10.48

10.24	2009 Form of Independent Director Indemnification Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2009, Exhibit 10.1

10.25	2010 Form of Independent Director Indemnification Agreement	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2011, Exhibit 10.78

10.26*	Form of 2016 Restricted Stock Unit Award Agreement, Supplemental Award	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016, Exhibit 10.3

10.27*	Form of the 2017 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on February 23, 2017, Exhibit 10.2

10.28*	Form of 2017 Restricted Stock Unit Award Agreement, Supplemental Award	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended January 28, 2017, Exhibit 10.67

10.29*	Form of 2018 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 8, 2018, Exhibit 10.1

10.30*	Form of 2019 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 4, 2019, Exhibit 10.3
*This exhibit is a management contract, compensatory plan or arrangement.

Nordstrom, Inc. and subsidiaries 65

	Exhibit	Method of Filing
10.31*	Form of 2019 Restricted Stock Unit Award Agreement, Supplemental Award	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2019, Exhibit 10.1

10.32*	Form of 2020 Restricted Stock Unit Award Agreement	Incorporated by reference from the Registrant’s Form 8-K filed on March 3, 2020, Exhibit 10.2

10.33*	Form of Restricted Stock Unit Award Agreement – Supplemental Award	Incorporated by reference from the Registrant’s Form 8-K filed on March 8, 2018, Exhibit 10.2

10.34*	Form of Restricted Stock Award under the 2019 Equity Incentive Plan	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2020, Exhibit 10.4

10.35
Revolving Credit Agreement dated September 26, 2018, between Registrant and each of the initial lenders named therein as lenders; Bank of America, N.A. as administrative agent; and Wells Fargo Bank, National Association and U.S. Bank, National Association as co-syndication agents
Incorporated by reference from the Registrant’s Form 8-K filed on October 2, 2018, Exhibit 10.1

10.36	First Amendment to Revolving Credit Agreement dated September 26, 2018	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2020, Exhibit 10.3

10.37	Credit Card Program Agreement by and among Nordstrom, Inc., Nordstrom FSB and TD Bank USA, N.A. dated May 25, 2015	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015, Exhibit 10.1

10.38	Letter agreement, dated June 7, 2017	Incorporated by reference from the Registrant’s Form 8-K filed on June 8, 2017, Exhibit 99.2, and the Registrant’s SC 13D filed on June 8, 2017, Exhibit 3

21.1	Significant subsidiaries of the Registrant	Filed herewith electronically

23.1	Consent of Independent Registered Public Accounting Firm	Filed as page 68 of this report

31.1	Certification of Chief Executive Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	Inline XBRL Instance Document	Filed herewith electronically

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

104	Cover Page Interactive Data File (Inline XBRL)	Filed herewith electronically

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
Date: March 15, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Financial Officer:		Principal Executive Officer:

/s/	Anne L. Bramman	/s/	Erik B. Nordstrom
	Anne L. Bramman		Erik B. Nordstrom
	Chief Financial Officer		Chief Executive Officer

Principal Accounting Officer:

/s/	Michael W. Maher
Michael W. Maher
Chief Accounting Officer

Directors:

/s/	Shellye L. Archambeau	/s/	Stacy Brown-Philpot
	Shellye L. Archambeau		Stacy Brown-Philpot
	Director		Director

/s/	Tanya L. Domier	/s/	James L. Donald
	Tanya L. Domier		James L. Donald
	Director		Director

/s/	Kirsten A. Green	/s/	Glenda G. McNeal
	Kirsten A. Green		Glenda G. McNeal
	Director		Director

/s/	Erik B. Nordstrom	/s/	Peter E. Nordstrom
	Erik B. Nordstrom		Peter E. Nordstrom
	Director		Director

/s/	Brad D. Smith	/s/	Bradley D. Tilden
	Brad D. Smith		Bradley D. Tilden
	Chairman of the Board of Directors		Director

/s/	Mark J. Tritton
Mark J. Tritton
Director

Date:	March 15, 2021

Nordstrom, Inc. and subsidiaries 67

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We consent to the incorporation by reference in Registration Statement Nos. 333-239087, 333-239086, 333,239083,333-231969, 333-225295, 333-211825, 333-207396, 333-198413, 333-189301, 333-174336, 333-166961, 333-161803 on Form S-8 and No. 333-230379 on Form S-3 of our reports dated March 15, 2021, relating to the financial statements of Nordstrom Inc. and subsidiaries, and the effectiveness of Nordstrom, Inc. and subsidiaries’ internal control over financial reporting, appearing in the Annual Report on Form 10-K of Nordstrom, Inc. for the year ended January 30, 2021.

/s/ Deloitte & Touche LLP
Seattle, Washington
March 15, 2021