Form 10-Q
period 2021-05-01
NORDSTROM INC
filed 2021-06-04
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2021
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
Yes ☐ No ☑
Common stock outstanding as of May 28, 2021: 158,898,676 shares
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
◦scaling our market strategy by providing a differentiated and seamless experience, which consists of the integration of our digital and physical assets, development of new supply chain capabilities and timely delivery of products,
◦expanding the reach of Nordstrom Rack, including expanding our price range and selection and leveraging our digital and physical assets,
◦increasing our digital velocity by enhancing our platforms and processes to deliver core capabilities to drive customer, employee and partner experiences and service,
•our ability to effectively manage our merchandise strategy, including our ability to offer compelling assortments,
•our ability to effectively utilize internal and third-party data in strategic planning and decision making,
•our ability to effectively allocate and scale our marketing strategies and resources between The Nordy Club, advertising and promotional campaigns,
•our ability to respond to the evolving retail environment, including new fashion trends, environmental considerations and our customers’ changing expectations of service and experience in stores and online, and our development of new market strategies and customer offerings,
•our ability to prevent or mitigate disruptions in the global supply chain and rising freight expenses and control costs through effective inventory management, fulfillment and supply chain processes and systems,
•our ability to realize the expected benefits, anticipate and respond to potential risks and appropriately manage costs associated with our credit card revenue sharing program,
•our ability to acquire, develop and retain qualified talent and offer competitive compensation and benefits, especially in areas with increased market compensation,
•potential goodwill impairment charges, future impairment charges, fluctuations in the fair values of reporting units or of assets in the event projected financial results are not achieved within expected time frames or our strategic direction changes,
Data, Cybersecurity and Information Technology
•successful execution of our information technology strategy, including engagement with third-party service providers,
•the impact of any systems or network failures, cybersecurity and/or security breaches, including any security breach of our systems or those of a third-party provider that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information, and our compliance with information security and privacy laws and regulations in the event of such an incident,
Reputation and Relationships
•our ability to maintain our reputation and relationships with our customers, vendors and third-party partners and landlords,
•our ability to maintain relationships with and motivate our employees and to effectively attract, develop and retain our top talent and future leaders,
•our ability to market our brand on a variety of publisher or platform channels, as well as our access to mobile operating systems and website identifiers for personalized delivery of targeted advertising,
Investment and Capital
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
3 of 28

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
•the length and severity of epidemics or pandemics, such as the COVID-19 pandemic, or other catastrophic events, and the related impact on customer behavior, store and online operations and supply chain functions, as well as our future consolidated financial position, results of operations and cash flows,
•the impact of the seasonal nature of our business and cyclical customer spending,
•the impact of economic and market conditions in the U.S. and Canada, including inflation and the resulting changes to our customer purchasing behavior, unemployment and bankruptcy rates, as well as any fiscal stimulus and the resultant impact on consumer spending and credit patterns,
•the impact of economic, environmental or political conditions in the U.S. and Canada and countries where our third-party vendors operate,
•the impact of changing traffic patterns at shopping centers and malls,
•financial insecurity or potential insolvency experienced by our vendors, suppliers, landlords, peers, or customers as a result of any economic downturn,
•weather conditions, natural disasters, climate change, national security concerns, other market and supply chain disruptions, the effects of tariffs, or the prospects of these events and the resulting impact on consumer spending patterns or information technology systems and communications,
Legal and Regulatory
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
Digital sales
Sales conducted through a digital platform such as our websites or mobile apps. Digital sales may be self-guided by the customer, as in a traditional online order, or facilitated by a salesperson using a virtual styling or selling tool, such as Nordstrom Trunk Club or Style Board. Digital sales may be picked up in our Nordstrom stores, Nordstrom Rack stores or Nordstrom Local service hubs. Digital sales also include a reserve for estimated returns.

EBIT	Earnings (Loss) before interest and income taxes
EPS	Earnings (Loss) per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
Express Services	Nordstrom order pickups and returns offered at certain Nordstrom Rack stores
FASB	Financial Accounting Standards Board
First quarter of 2021	13 fiscal weeks ending May 1, 2021
First quarter of 2020	13 fiscal weeks ending May 2, 2020
First quarter of 2019	13 fiscal weeks ending May 4, 2019
Fiscal year 2021	52 fiscal weeks ending January 29, 2022
Fiscal year 2020	52 fiscal weeks ending January 30, 2021
GAAP	Generally accepted accounting principles
Gross profit	Net sales less cost of sales and related buying and occupancy costs
Inventory turnover rate	Trailing 4-quarter cost of sales and related buying and occupancy costs divided by the trailing 4-quarter average inventory
Lease Standard	ASU No. 2016-02, Leases, and all related amendments (ASC 842)
Leverage Ratio	The sum of the preceding twelve months of rent expense under the previous lease guidance multiplied by six and funded debt divided by the preceding twelve months of EBITDAR as defined by our debt covenant
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Nordstrom	Nordstrom.com, TrunkClub.com, Nordstrom-branded U.S. stores, Canada, which includes Nordstrom.ca, Nordstrom Canadian stores and Nordstrom Rack Canadian stores, and Nordstrom Local
Nordstrom Local	Nordstrom Local service hubs, which offer Nordstrom order pickups, returns, alterations and other services
Nordstrom NYC	Our New York City Nordstrom flagship store, including the Men’s location
Nordstrom Rack	Nordstromrack.com, Nordstrom Rack-branded U.S. stores, Last Chance clearance stores and, prior to the first quarter of 2021, HauteLook.com
The Nordy Club	Our customer loyalty program
NYSE	New York Stock Exchange
Operating Lease Cost	Fixed rent expense, including fixed common area maintenance expense, net of developer reimbursement amortization
PCAOB	Public Company Accounting Oversight Board (United States)
Property incentives	Developer and vendor reimbursements
PSU	Performance share unit
Revolver	Senior revolving credit facility
ROU asset	Operating lease right-of-use asset
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
SERP	Unfunded defined benefit Supplemental Executive Retirement Plan
Secured Notes	8.750% senior secured notes due May 2025
SG&A	Selling, general and administrative
Supply Chain Network	Fulfillment centers that primarily process and ship orders to our customers, distribution centers that primarily process and ship merchandise to our stores and other facilities and omni-channel centers that both fulfill customer orders and ship merchandise to our stores
TD	Toronto-Dominion Bank, N.A.
5 of 28

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended
	May 1, 2021	May 2, 2020
Net sales	$2,921	$2,026
Credit card revenues, net	88	93
Total revenues	3,009	2,119
Cost of sales and related buying and occupancy costs	(2,019)	(1,810)
Selling, general and administrative expenses	(1,075)	(1,122)
Loss before interest and income taxes	(85)	(813)
Interest expense, net	(137)	(34)
Loss before income taxes	(222)	(847)
Income tax benefit	56	326
Net loss	($166)	($521)

Loss per share:
Basic	($1.05)	($3.33)
Diluted	($1.05)	($3.33)

Weighted-average shares outstanding:
Basic	158.5	156.4
Diluted	158.5	156.4
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended
	May 1, 2021	May 2, 2020
Net loss	($166)	($521)
Foreign currency translation adjustment	10	(24)
Post retirement plan adjustments, net of tax	1	2
Comprehensive net loss	($155)	($543)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
6 of 28

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	May 1, 2021	January 30, 2021	May 2, 2020
Assets
Current assets:
Cash and cash equivalents	$377	$681	$1,355
Accounts receivable, net	238	245	154
Merchandise inventories	1,961	1,863	1,489
Prepaid expenses and other	923	853	669
Total current assets	3,499	3,642	3,667

Land, property and equipment (net of accumulated depreciation of $7,322, $7,159 and $6,683)	3,642	3,732	3,974
Operating lease right-of-use assets	1,560	1,581	1,722
Goodwill	249	249	249
Other assets	383	334	357
Total assets	$9,333	$9,538	$9,969

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving line of credit	$200	$—	$800
Accounts payable	1,676	1,960	1,125
Accrued salaries, wages and related benefits	330	352	280
Current portion of operating lease liabilities	246	260	243
Other current liabilities	1,056	1,048	1,351
Current portion of long-term debt	500	500	—
Total current liabilities	4,008	4,120	3,799

Long-term debt, net	2,847	2,769	3,264
Non-current operating lease liabilities	1,662	1,687	1,836
Other liabilities	650	657	673

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 158.9, 157.8 and 157.0 shares issued and outstanding	3,221	3,205	3,148
Accumulated deficit	(2,996)	(2,830)	(2,661)
Accumulated other comprehensive loss	(59)	(70)	(90)
Total shareholders’ equity	166	305	397
Total liabilities and shareholders’ equity	$9,333	$9,538	$9,969
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
7 of 28

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended
	May 1, 2021	May 2, 2020
Common stock
Balance, beginning of period	$3,205	$3,129
Issuance of common stock under stock compensation plans	7	11
Stock-based compensation	9	8
Balance, end of period	$3,221	$3,148

Accumulated deficit
Balance, beginning of period	($2,830)	($2,082)
Net loss	(166)	(521)
Dividends	—	(58)
Balance, end of period	($2,996)	($2,661)

Accumulated other comprehensive loss
Balance, beginning of period	($70)	($68)
Other comprehensive income (loss)	11	(22)
Balance, end of period	($59)	($90)

Total Shareholders’ Equity	$166	$397

Dividends per share	$—	$0.37
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
8 of 28

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Quarter Ended
	May 1, 2021	May 2, 2020
Operating Activities
Net loss	($166)	($521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	162	176
Asset impairment	—	117
Right-of-use asset amortization	43	44
Deferred income taxes, net	8	(54)
Stock-based compensation expense	22	13
Other, net	86	2
Change in operating assets and liabilities:
Accounts receivable	7	25
Merchandise inventories	(16)	228
Prepaid expenses and other assets	(126)	(393)
Accounts payable	(296)	(292)
Accrued salaries, wages and related benefits	(22)	(227)
Other current liabilities	7	167
Lease liabilities	(81)	(65)
Other liabilities	8	2
Net cash used in operating activities	(364)	(778)

Investing Activities
Capital expenditures	(126)	(131)
Other, net	16	5
Net cash used in investing activities	(110)	(126)

Financing Activities
Proceeds from revolving line of credit	200	800
Proceeds from long-term borrowings	675	600
Principal payments on long-term borrowings	(600)	—
(Decrease) increase in cash book overdrafts	(17)	83
Cash dividends paid	—	(58)
Proceeds from issuances under stock compensation plans	7	11
Tax withholding on share-based awards	(13)	(8)
Make-whole payment and other, net	(85)	(11)
Net cash provided by financing activities	167	1,417

Effect of exchange rate changes on cash and cash equivalents	3	(11)
Net (decrease) increase in cash and cash equivalents	(304)	502
Cash and cash equivalents at beginning of period	681	853
Cash and cash equivalents at end of period	$377	$1,355

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes, net	$3	$—
Interest, net of capitalized interest	63	34
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
9 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
NOTE 1: BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the balances of Nordstrom, Inc. and its subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The interim Condensed Consolidated Financial Statements have been prepared on a basis consistent in all material respects with the accounting policies described and applied in our 2020 Annual Report and reflect all adjustments of a normal recurring nature that are, in management’s opinion, necessary for the fair presentation of the results of operations, financial position and cash flows for the periods presented.
The Condensed Consolidated Financial Statements as of and for the periods ended May 1, 2021 and May 2, 2020 are unaudited. The Condensed Consolidated Balance Sheet as of January 30, 2021 has been derived from the audited Consolidated Financial Statements included in our 2020 Annual Report. The interim Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and related footnote disclosures contained in our 2020 Annual Report.
Seasonality
Our business, like that of other retailers, is subject to seasonal fluctuations and cyclical trends in consumer spending. Our sales are typically higher in our second quarter, which usually includes our Anniversary Sale, and the holidays in the fourth quarter. As a result of COVID-19, the Anniversary Sale was moved to August in 2020, which fell entirely in our third fiscal quarter. Results for any one quarter may not be indicative of the results that may be achieved for a full fiscal year. We plan our merchandise receipts to coincide with expected sales trends and other supply chain factors. For instance, our merchandise purchases and receipts increase prior to the Anniversary Sale, and we purchase and receive a larger amount of merchandise in the fall as we prepare for the holiday shopping season (from late November through December). Consistent with our seasonal fluctuations, our working capital requirements have historically increased during the months leading up to the Anniversary Sale and the holidays as we purchase inventory in anticipation of increased sales.
Use of Estimates
The preparation of financial statements in conformity with GAAP in the U.S. requires that we make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities during the reporting period. Uncertainties regarding such estimates and assumptions are inherent in the preparation of financial statements and actual results may differ from these estimates and assumptions. Our most significant accounting judgments and estimates include revenue recognition, inventory valuation, long-lived asset recoverability and income taxes, all of which involve assumptions about future events. We may be unable to accurately predict the ongoing impact of COVID-19 going forward and as a result our estimates may change in the near term.
Land, Property and Equipment
Our net non-cash investing activities primarily related to technology expenditures resulted in a decrease to accounts payable of $44 in 2021.
Long-Lived Assets
In the first quarter of 2020, as we optimized our mix of physical and digital assets to align with longer-term customer trends, we closed 16 Nordstrom stores. In conjunction with these closures, we incurred non-cash impairment charges on long-lived tangible and ROU assets to adjust the carrying values to their estimated fair value. The following table provides details related to asset impairment charges as a result of COVID-19:

Quarter Ended	May 2, 2020
Long-lived asset impairment[1]	$94
Operating lease ROU asset impairment[1]	23
Total asset impairment	$117
1 As of May 2, 2020, the carrying value of the applicable long-lived and operating lease ROU assets after impairment was $15 and $6.
These charges are primarily included in our Retail segment SG&A expense on the Condensed Consolidated Statement of Earnings.
Income Taxes
We recorded $576 and $275 in current taxes receivable as of May 1, 2021 and May 2, 2020, which is classified in prepaid expenses and other on the Condensed Consolidated Balance Sheet. In addition, we recorded $60 and $2 in noncurrent taxes receivable as of May 1, 2021 and May 2, 2020, which is classified in other assets on the Condensed Consolidated Balance Sheet. The current and noncurrent income tax receivables are primarily associated with the loss carryback provision of the CARES Act.
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
10 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
Leases
We incurred operating lease liabilities arising from the commencement of lease agreements of $33 for the quarter ended May 1, 2021 and $37 for the quarter ended May 2, 2020.
Reclassification
We reclassified our fiscal 2020 Condensed Consolidated Statement of Cash Flows to conform with current period presentation. To adjust our net loss to reconcile to operating activity cash flows, we present depreciation and amortization separate from other, net, which includes the “make-whole” premium in the first quarter of 2021 (see Note 3: Debt and Credit Facilities).
Recent Accounting Pronouncements
In November 2020, the SEC adopted the final rule under SEC Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, which eliminates the requirement for selected financial data, streamlines certain disclosures in MD&A and eliminates duplicative disclosures with the intention of simplifying reporting compliance. In the fourth quarter of 2020, we early adopted the amendments to provision 301, Selected financial data and provision 302, Supplementary financial information. In the first quarter of 2021, we adopted all remaining provisions of this final rule. The adoption of this final rule did not have a material effect on our Consolidated Financial Statements.
NOTE 2: REVENUE
Contract Liabilities
Contract liabilities represent our obligation to transfer goods or services to customers and include deferred revenue for The Nordy Club (including points and Nordstrom Notes) and gift cards. Our contract liabilities are classified as current on the Condensed Consolidated Balance Sheets and are as follows:

Contract Liabilities
Balance as of February 1, 2020	$576
Balance as of May 2, 2020	489

Balance as of January 30, 2021	478
Balance as of May 1, 2021	436
Revenues recognized from our beginning contract liability balance were $114 for the quarter ended May 1, 2021 and $130 for the quarter ended May 2, 2020.
Disaggregation of Revenue
The following table summarizes our disaggregated net sales:

	Quarter Ended
	May 1, 2021	May 2, 2020
Nordstrom	$1,854	$1,357
Nordstrom Rack	1,067	669
Total net sales	$2,921	$2,026

Digital sales as a % of total net sales	46%	54%
11 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
The following table summarizes the percent of net sales by merchandise category:

	Quarter Ended
	May 1, 2021	May 2, 2020
Women’s Apparel	31%	33%
Shoes	26%	24%
Women’s Accessories	14%	12%
Men’s Apparel	12%	12%
Beauty	11%	12%
Kids’ Apparel	4%	4%
Other	2%	3%
Total net sales	100%	100%
NOTE 3: DEBT AND CREDIT FACILITIES
Debt
During the first quarter of 2021, we issued $250 aggregate principal amount of 2.3% senior notes due April 2024 and $425 aggregate principal amount of 4.25% senior notes due August 2031. These notes are unsecured and may be redeemed at any time in whole or in part. The April 2024 notes can be redeemed at par starting in April 2022. With the net proceeds of these new notes, together with cash on hand, we retired our $600 Secured Notes. We recorded $88 related to the redemption in interest expense, net, which primarily consisted of a one-time payment of $78 for a “make-whole” premium, and the write-off of unamortized balances associated with the debt discount and issuance costs. The make-whole payment was not included in cash paid during the period for interest, net of capitalized interest.
As a result of this redemption, our outstanding long-term debt is unsecured and all real estate will be unencumbered.
Credit Facilities
During the first quarter of 2021, we borrowed $200 and amended our existing Revolver. Under the Revolver, we are in a “Collateral Period” if our Leverage Ratio is greater than four or our unsecured debt is rated below BBB- with a stable outlook at Standard & Poor’s or Baa3 with a stable outlook at Moody’s. In the Collateral Period, any borrowings under our Revolver will be secured by substantially all our personal property and we will be subject to asset coverage and minimum liquidity covenants, as well as a fixed charge coverage covenant. If our Leverage Ratio is below four and our unsecured debt is rated at or above BBB- with a stable outlook at Standard & Poor’s or Baa3 with a stable outlook at Moody’s, any borrowings under our Revolver will be unsecured, we will not be subject to the above covenants and the restrictions on dividend payments and share repurchases will be removed. In May 2021, subsequent to quarter end, we completely repaid $200 on our Revolver.
Under our Revolver amendment, we created flexibility for dividends and share repurchases during the Collateral Period, provided no default or event of default exists as a result of such payments, the pro-forma Leverage Ratio as of the most recent fiscal quarter is less than 3.75, pro-forma liquidity at the date of such payment is at least $600, and the amount of such payments do not exceed the amount of the corresponding fiscal quarter of 2019. Additionally, the “make-whole” premium and unamortized deferred bond issuance costs related to the redemption of the $600 Secured Notes is excluded from the definition of interest expense.
The Revolver expires in September 2023 and is classified in total current liabilities on the Condensed Consolidated Balance Sheet. As of May 1, 2021, we had $200 outstanding under this facility, our borrowings under the Revolver were classified as secured as our Leverage Ratio exceeded four and we did not meet or exceed our credit rating threshold. We met all other financial covenant measures for the quarter. Provided that we obtain written consent from the lenders, we have the option to increase the Revolver by up to $200, to a total of $1,000, and two options to extend the Revolver by one year. The Revolver contains customary representations, warranties, covenants and terms, including paying a variable rate of interest and a commitment fee based on our debt rating. The Revolver is available for working capital, capital expenditures and general corporate purposes.
As a result of our borrowings under the Revolver, the full capacity of our $800 commercial paper program is not available to us at this time. When available, the program allows us to use the proceeds to fund operating cash requirements. Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. The issuance of commercial paper has the effect of reducing available liquidity under the Revolver by an amount equal to the principal amount of commercial paper outstanding. As of May 1, 2021, we had no issuances outstanding under our commercial paper program.
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
Long-term debt is recorded at carrying value. If long-term debt was measured at fair value, we would use quoted market prices of the same or similar issues, which is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	May 1, 2021	January 30, 2021	May 2, 2020
Carrying value of long-term debt	$3,347	$3,269	$3,264
Fair value of long-term debt	3,480	3,430	2,804
Non-financial Assets Measured at Fair Value on a Nonrecurring Basis
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill, long-lived tangible and ROU assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. There were no material impairment charges for these assets for the quarter ended May 1, 2021. For more information regarding long-lived tangible and ROU asset impairment charges for the quarter ended May 2, 2020, see Note 1: Basis of Presentation.
NOTE 5: COMMITMENTS AND CONTINGENCIES
Our NYC flagship store opened in October 2019 and the related building and equipment assets were placed into service at the end of the third quarter of 2019. While our store has opened, construction continues in the residential condominium units above the store. As of May 1, 2021, we have a fee interest in the retail condominium unit. We are committed to make one remaining installment payment based on the developer meeting final pre-established construction and development milestones. Precautions related to COVID-19 have caused delays in meeting these milestones and the timing of the remaining payment.
13 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
NOTE 6: SHAREHOLDERS’ EQUITY
In August 2018, our Board of Directors authorized a program to repurchase up to $1,500 of our outstanding common stock, with no expiration date. On March 23, 2020, in response to uncertainty from the COVID-19 pandemic, we announced the suspension of our quarterly dividend payments beginning in the second quarter of 2020 and the immediate suspension of our share repurchase program. We remain committed to these programs over the long-term and intend to resume dividend payments and share repurchases when appropriate. We had $707 remaining in share repurchase capacity as of May 1, 2021. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to the discretion of the Board of Directors, contractual commitments, market and economic conditions, and applicable SEC rules.
Our Revolver contains negative covenants with respect to the payment of dividends and share repurchases. As of May 1, 2021, our Leverage Ratio exceeded four and we did not meet our credit rating covenant, preventing us from paying dividends or repurchasing shares. For more information regarding our debt covenants, see Note 3: Debt and Credit Facilities.
NOTE 7: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended
	May 1, 2021	May 2, 2020
RSUs	$14	$13
Stock options	7	2
Other[1]	1	(2)
Total stock-based compensation expense, before income tax benefit	22	13
Income tax benefit	(6)	(5)
Total stock-based compensation expense, net of income tax benefit	$16	$8
1 Other stock-based compensation expense includes PSUs, ESPP and nonemployee director stock awards.
The following table summarizes our grant allocations:

	Quarter Ended
	May 1, 2021		May 2, 2020
	Granted	Weighted-average grant-date fair value per unit	Granted	Weighted-average grant-date fair value per unit
RSUs	1.4	$33	2.2	$23
Stock options	1.2	$13	0.3	$7
PSUs	—	—	0.4	$24
Under our deferred and stock-based compensation plan arrangements, we issued 1.1 shares of common stock during the first quarter of 2021 and 1.5 shares during the first quarter of 2020.
14 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
NOTE 8: EARNINGS PER SHARE
The computation of EPS is as follows:

	Quarter Ended
	May 1, 2021	May 2, 2020
Net loss	($166)	($521)

Basic shares	158.5	156.4
Dilutive effect of common stock equivalents	—	—
Diluted shares	158.5	156.4

Loss per basic share	($1.05)	($3.33)
Loss per diluted share	($1.05)	($3.33)

Anti-dilutive common stock equivalents	12.7	13.1
NOTE 9: SEGMENT REPORTING
The following table sets forth information for our reportable segment:

	Quarter Ended
	May 1, 2021	May 2, 2020
Retail segment EBIT	($55)	($711)
Corporate/Other EBIT	(30)	(102)
Interest expense, net	(137)	(34)
Loss before income taxes	($222)	($847)
For information about disaggregated revenues, see Note 2: Revenue.
15 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts)
OVERVIEW
Our first quarter results reflected improving sales momentum and continued progress in our transformation as we work to unlock the full potential of our digital-first platform. Net loss for the first quarter was $166, or $1.05 per diluted share, including an after-tax debt refinancing charge of $0.41. First quarter net sales increased 44% from the same period in 2020 and decreased 13% from the same period in 2019, representing a sequential improvement of 720 basis points relative to the fourth quarter of 2020.
Our top-line trends increased sequentially for the third quarter in a row, with improvements in both Nordstrom and Nordstrom Rack, supported by recovery in stores as COVID-19 restrictions were lifted, and continued growth in digital. Sales trends reflected broad-based improvement across channels, regions and merchandise categories, both in-store and online. Stores in markets that opened up earlier outperformed other markets by 7 to 10 percentage points, giving us increasing optimism about the pace of recovery as we look to the remainder of the year. Our performance in the quarter reflects solid execution toward the growth priorities we laid out at our investor day in February: win in our most important markets, broaden the reach of Nordstrom Rack and increase our digital velocity.
Market Strategy – Our market strategy helps us engage with customers through better service and greater access to product, no matter how they choose to shop. During the quarter, we successfully expanded this strategy to our top 20 markets, which comprise approximately 75% of sales. We continued to scale the enhanced capabilities we launched in 2020, such as the expansion of order pick-up and ship-to-store to all Nordstrom Rack stores. Almost one-third of next day order pickup volume for Nordstrom.com in our top 20 markets was picked up at Rack stores, as we continue to integrate our capabilities across our two powerful brands.
Nordstrom Rack – First quarter Nordstrom Rack sales declined 13% compared with 2019, a 10-percentage point sequential improvement from the fourth quarter of 2020. Merchandise repositioning across price, hybrid and brand doors is progressing, in spite of challenges managing slower than anticipated inbound inventory flow. We remain in the early stages of these initiatives, and our progress is encouraging. Increased customer choice of price-oriented offerings in Kids, Home and Active supported a 37% increase in sales compared with 2019 in these categories.
Digital Velocity – We maintained strong growth at Nordstrom.com and Nordstromrack.com in the first quarter, even as store traffic and sales rebounded. Digital sales increased 23% over last year and 28% over the first quarter of 2019. With continued growth in digital, our total penetration has increased by 15 percentage points over the past two years, to 46%. One key opportunity we see is to offer our customers more choices, with plans to increase choice count to approximately 1.5 million over the next several years. This quarter, choice counts increased almost 20% compared with 2019, primarily driven by an expanded dropship assortment in both our core categories and in-demand categories like Home, Active and Kids. This allowed us to drive strong sales growth in our digital business without a corresponding increase in our inventory investment.
As we look ahead to the second quarter, we believe that our Anniversary Sale will be well-timed to benefit from customers’ increasing confidence and return to pre-pandemic activities. Our goal is to have an event that rewards and engages our best customers with a superior shopping experience. We will also significantly increase selection for Anniversary this year, with total customer choices up double-digits compared with 2019, supported by an expansion of alternative partnership models with our vendors.
Our focus on accelerating our strategic priorities to serve customers in new and differentiated ways is gaining momentum. We are in a stronger position than ever to capitalize on our market share opportunity as customer demand recovers. While there is still considerable uncertainty with respect to COVID-19, we remain confident in our ability to deliver on our targets for 2021 and generate profitable sales growth as demand recovers.
16 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

RESULTS OF OPERATIONS
In our ongoing effort to enhance the customer experience, we are focused on providing a seamless experience across our Company. We invested early in our omni-channel capabilities, integrating our operations, merchandising and technology across our stores and online, and in both Nordstrom and Nordstrom Rack brands. While our customers may engage with us through multiple ways, we know they value the integrated brand experience, which is ultimately how we view our company. We have one Retail reportable segment and analyze our results on a total company basis, using customer, market share, operational and net sales metrics.
Due to the extraordinary impact of COVID-19 on our results in fiscal 2020, we analyzed fiscal year 2021 net sales through EBIT against both fiscal years 2020 and 2019 to provide useful supplemental comparability.
Net Sales
The following table summarizes net sales:

	Quarter Ended
	May 1, 2021	May 2, 2020	May 4, 2019
Net sales:
Nordstrom	$1,854	$1,357	$2,127
Nordstrom Rack	1,067	669	1,222
Total net sales	$2,921	$2,026	$3,349

Net sales increase (decrease):
Nordstrom	36.7%	(36.2%)	(5.1%)
Nordstrom Rack	59.5%	(45.2%)	(0.6%)
Total Company	44.2%	(39.5%)	(3.5%)

Digital sales as a % of total net sales	46%	54%	31%
Digital sales increase	23%	5%	7%
Net Sales (2021 vs. 2020)
Total Company net sales increased 44% for the first quarter of 2021, compared with the same period in 2020, during which stores were temporarily closed for approximately half of the quarter due to COVID-19. Total Company digital sales increased 23% in the first quarter of 2021, compared with the same period in 2020 and represented 46% of total net sales during the first quarter of 2021. During the quarter ended May 1, 2021, we closed one Nordstrom Rack store.
Nordstrom net sales increased 37% for the first quarter of 2021, compared with the same period in 2020. Nordstrom Rack net sales increased 59% for the first quarter of 2021, compared with the same period in 2020. Home, active, designer and beauty were the top-performing merchandise categories.
Net Sales (2021 vs. 2019)
Total Company net sales decreased 13% for the first quarter of 2021, compared with the same period in 2019, and marked sequential improvement of 720 basis points relative to the fourth quarter of 2020. Total Company digital sales increased 28% in the first quarter of 2021, compared with the same period in 2019.
Nordstrom net sales decreased 13% for the first quarter of 2021, compared with the same period in 2019. Nordstrom Rack net sales decreased 13% for the first quarter of 2021, compared with the same period in 2019. Home, active and kids were the top-performing merchandise categories.
Credit Card Revenues, Net
Credit card revenues, net include our portion of the ongoing credit card revenue, net of credit losses, pursuant to our program agreement with TD. TD is the exclusive issuer of our consumer credit cards and we perform the account servicing functions.
Credit Card Revenues, Net (2021 vs. 2020 and 2021 vs. 2019)
Credit card revenues, net were $88 for the quarter ended May 1, 2021, compared with $93 and $94 for the same periods in 2020 and 2019. These decreases were primarily a result of lower finance charges and late fee revenues throughout the first quarter of 2021 due to lower outstanding balances as consumers made higher payments, driven in part by government stimulus packages.

17 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Gross Profit
The following table summarizes gross profit:

	Quarter Ended
	May 1, 2021	May 2, 2020	May 4, 2019
Gross profit	$902	$216	$1,121
Gross profit as a % of net sales	30.9%	10.7%	33.5%
Inventory turnover rate	4.51	4.81	4.68
Gross Profit (2021 vs. 2020)
Gross profit increased $686 and 20 percentage points as a rate of net sales during the first quarter of 2021, compared with the same period in 2020, primarily due to lower markdowns and leverage from higher net sales volume.
Gross Profit (2021 vs. 2019)
Gross profit decreased $219 and 260 basis points during the first quarter of 2021, compared with the same period in 2019, as a result of deleverage on lower sales and lower merchandise margins, partially offset by permanent reductions in buying and occupancy costs.
Ending inventory decreased 2% compared with the same period in 2019, versus a 13% decrease in sales. The change in inventory levels compared with 2019 includes an approximately 700 basis point impact resulting from the acceleration of vendor shipments to support sales trends and mitigate potential supply chain backlogs in the second quarter.
Selling, General and Administrative Expenses
SG&A is summarized in the following table:

	Quarter Ended
	May 1, 2021	May 2, 2020	May 4, 2019
SG&A expenses	$1,075	$1,122	$1,138
SG&A expenses as a % of net sales	36.8%	55.4%	34.0%
SG&A (2021 vs. 2020)
SG&A decreased $47 and 19 percentage points as a rate of net sales during the first quarter of 2021, compared with the same period in 2020, as a result of $250 in charges associated with the impact of COVID-19 in 2020, leverage on higher sales and the continued benefit of permanent reductions in overhead expenses of approximately 15%. This was partially offset by higher variable expenses such as supply chain costs associated with the sales volume increase.
SG&A (2021 vs. 2019)
SG&A decreased $63 during the first quarter of 2021, compared with the same period in 2019, primarily due to planned cost savings initiatives and lower sales volume, partially offset by COVID-19 related labor and freight cost pressures. SG&A rate increased 280 basis points during the first quarter of 2021, compared with the same period in 2019, as a result of COVID-19 related labor and freight cost pressures, partially offset by our planned savings initiatives.
(Loss) Earnings Before Interest and Income Taxes
EBIT is summarized in the following table:

	Quarter Ended
	May 1, 2021	May 2, 2020	May 4, 2019
EBIT	($85)	($813)	$77
EBIT as a % of net sales	(2.9%)	(40.1%)	2.3%
EBIT (2021 vs. 2020)
EBIT improved $728 during the first quarter of 2021, compared with the same period in 2020. The increase was due to higher sales volume, lower markdowns and $280 in charges in the first quarter of 2020 related to the impacts of COVID-19.
EBIT (2021 vs. 2019)
For the first quarter of 2021, EBIT decreased $162, compared with the same period in 2019 primarily due to lower sales volume as we continue to recover from the pandemic and higher freight cost pressures, partially offset by our planned savings initiatives.
18 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Interest Expense, Net
Interest expense, net was $137 for the first quarter of 2021, compared with $34 for the same period in 2020. The increase was primarily due to the debt refinance charges of $88 related to the redemption of the Secured Notes.
Income Tax Expense
Income tax expense is summarized in the following table:

	Quarter Ended
	May 1, 2021	May 2, 2020
Income tax (benefit) expense	($56)	($326)
Effective tax rate	25.4%	38.4%
The effective tax rate decreased in the first quarter of 2021, compared with the same period in 2020, primarily due to additional tax benefits recorded in 2020 associated with losses eligible for carryback under the CARES Act. The decrease was partially offset by non-deductible stock compensation.
Earnings Per Share
EPS is as follows:

	Quarter Ended
	May 1, 2021	May 2, 2020
Basic	($1.05)	($3.33)
Diluted	($1.05)	($3.33)
Earnings per diluted share increased $2.28 for the first quarter of 2021, compared with the same period in 2020, during which stores were temporarily closed for approximately half of the quarter, partially offset by an interest expense charge of $88, or $0.41 per diluted share related to the redemption of the Secured Notes in the first quarter of 2021. In the first quarter of 2020, COVID-19 related charges reduced earnings per diluted share by $1.10.
Fiscal Year 2021 Outlook
The Company has reaffirmed the following financial expectations for fiscal 2021:
•Revenue, including retail sales and credit card revenues, is expected to grow more than 25%,
•EBIT margin is expected to be approximately 3% of sales,
•Income tax rate is expected to be approximately 27%,
•Leverage ratio is expected to be approximately 3x by year-end,
•For the first half of the year, EBIT is expected to be approximately breakeven, reflecting approximately 45% of total year sales.
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
The following is a reconciliation of return on assets to Adjusted ROIC:

	Four Quarters Ended
	May 1, 2021	May 2, 2020
Net loss	($334)	($62)
Less: income tax benefit	(269)	(156)
Add: interest expense	285	121
Loss before interest and income tax expense	(318)	(97)

Add: operating lease interest[1]	93	102
Adjusted net operating (loss) profit	(225)	5

Add (Less): estimated income tax benefit (expense)	100	(4)
Adjusted net operating (loss) profit after tax	($125)	$1

Average total assets	$9,637	$9,811
Less: average deferred property incentives in excess of ROU assets[2]	(265)	(303)
Less: average non-interest-bearing current liabilities	(3,095)	(3,324)
Average invested capital	$6,277	$6,184

Return on assets[3]	(3.5%)	(0.6%)
Adjusted ROIC[3]	(2.0%)	—%
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
3 COVID-19 related charges during fiscal 2020 negatively impacted return on assets by approximately 180 basis points and Adjusted ROIC by approximately 130 basis points for the four quarters ended May 2, 2020.
20 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

LIQUIDITY AND CAPITAL RESOURCES
We strive to maintain a level of liquidity sufficient to allow us to cover our seasonal cash needs and to maintain appropriate levels of short-term borrowings. Our ongoing working capital requirements are generally funded primarily through cash flows generated from operations. In addition, we have access to the commercial paper market and can draw on our revolving credit facilities for working capital, capital expenditures and general corporate purposes. We ended the first quarter of 2021 with $377 in cash and cash equivalents and $600 of additional liquidity available on our Revolver. In May 2021, subsequent to quarter end, we completely repaid $200 on our Revolver. We believe that our operating cash flows are sufficient to meet our cash requirements for the next 12 months and beyond.
Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments.
The following is a summary of our cash flows by activity:

	Quarter Ended
	May 1, 2021	May 2, 2020
Net cash used in operating activities	($364)	($778)
Net cash used in investing activities	(110)	(126)
Net cash provided by financing activities	167	1,417
Operating Activities
Net cash used in operating activities improved $414 for the quarter ended May 1, 2021, compared with the same period in 2020, primarily due to an improvement in net earnings and a decrease in performance-related payments.
Investing Activities
Net cash used in investing activities decreased $16 for the quarter ended May 1, 2021, compared with the same period in 2020, primarily due to increased proceeds from the sale of assets.
Capital Expenditures
Our capital expenditures, net are summarized as follows:

	Quarter Ended
	May 1, 2021	May 2, 2020
Capital expenditures	$126	$131
Less: deferred property incentives[1]	(6)	(8)
Capital expenditures, net	$120	$123

Capital expenditures % of net sales	4.3%	6.4%
1 Deferred property incentives are included in our cash provided by operations in our Consolidated Statements of Cash Flows in Item 1. We operationally view the property incentives we receive from our developers and vendors as an offset to our capital expenditures.
Financing Activities
Net cash provided by financing activities decreased $1,250 for the quarter ended May 1, 2021, compared with the same period in 2020, primarily due to decreased proceeds on the Revolver and the retirement of the Secured Notes (see Note 3: Debt and Credit Facilities in Item 1).
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

	Quarter Ended
	May 1, 2021	May 2, 2020
Net cash used in operating activities	($364)	($778)
Less: capital expenditures	(126)	(131)
(Less) Add: change in cash book overdrafts	(17)	83
Free Cash Flow	($507)	($826)
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
Adjusted EBITDA is not a measure of financial performance under GAAP and should be considered in addition to, and not as a substitute for net earnings, overall change in cash or liquidity of the business as a whole. Our method of calculating a non-GAAP financial measure may differ from other companies’ methods and therefore may not be comparable to those used by other companies. The following is a reconciliation of net loss to Adjusted EBITDA:

	Quarter Ended
	May 1, 2021	May 2, 2020
Net loss	($166)	($521)
Less: income tax benefit	(56)	(326)
Add: interest expense, net	137	34
Loss before interest and income taxes	(85)	(813)

Add: depreciation and amortization expenses	162	176
Less: amortization of developer reimbursements	(20)	(19)
Add: asset impairments	—	117
Adjusted EBITDA	$57	($539)
22 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Credit Capacity and Commitments
During the first quarter of 2021, we borrowed $200 and amended our existing Revolver. As of May 1, 2021, we had $200 outstanding under the facility. The Revolver contains customary representations, warranties, covenants and terms, including paying a variable rate of interest and a commitment fee based on our debt rating. The Revolver is available for working capital, capital expenditures and general corporate purposes. Provided that we obtain written consent from our lenders, we have the option to increase the Revolver by up to $200, to a total of $1,000, and two options to extend the Revolver by one year. For more information about our credit facilities, see Note 3: Debt and Credit Facilities in Item 1.
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

	Credit Ratings	Outlook
Moody’s	Baa3	Negative
Standard & Poor’s	BB+	Stable
Fitch	BBB-	Negative
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
Debt Covenants
As of May 1, 2021, we met all our covenants while our Leverage Ratio exceeded four. Under our current debt covenants, if our Leverage Ratio is greater than four or our unsecured debt is rated below BBB- with a stable outlook at Standard & Poor’s or Baa3 with a stable outlook at Moody’s, any outstanding borrowings under our Revolver will be secured by substantially all our personal property and we will be prevented from paying dividends and repurchasing shares. For more information about our debt covenants, see Note 3: Debt and Credit Facilities in Item 1.
23 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Continued) (Amounts in millions except per share amounts)

Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted Debt to EBITDAR is one of our key financial metrics and we believe that our debt levels are best analyzed using this measure, as it provides a reflection of our creditworthiness that could impact our credit rating and borrowing costs. This metric is calculated in accordance with our debt covenant and is a key component in assessing whether our revolving credit facility is secured or unsecured, as well as our ability to make dividend payments and share repurchases. Our goal is to manage debt levels to maintain an investment-grade credit rating while operating with an efficient capital structure.
Adjusted Debt to EBITDAR is not a measure of financial performance under GAAP and should be considered in addition to, and not as a substitute for, debt to net earnings, net earnings, debt or other GAAP financial measures. Our method of determining non-GAAP financial measures may differ from other companies’ methods and therefore may not be comparable to those used by other companies.
The following is a reconciliation of debt to net loss to Adjusted Debt to EBITDAR:

May 1, 2021
Debt	$3,547
Add: estimated capitalized operating lease liability[1]	1,335
Adjusted Debt	$4,882

Four Quarters Ended May 1, 2021
Net loss	($334)
Less: income tax benefit	(269)
Add: interest expense, net	284
Add: asset impairments	20
Adjusted loss before interest and income taxes	($299)

Add: depreciation and amortization expenses	658
Add: rent expense, net[2]	223
Add: other Revolver covenant adjustments[3]	2
Adjusted EBITDAR	$584

Debt to Net Loss	(10.6)
Adjusted Debt to EBITDAR	8.4
1 Based upon the estimated lease liability as of the end of the period, calculated as the trailing four quarters of rent expense multiplied by six, a method of estimating the debt we would record for our leases that are classified as operating if they had met the criteria for a capital lease or we had purchased the property and is calculated under the previous lease standard, consistent with our debt covenant calculation requirements. The estimated lease liability is not calculated in accordance with, nor an alternative for, GAAP and should not be considered in isolation or as a substitution for our results reported under GAAP.
2 Rent expense, net of amortization of developer reimbursements, is added back for consistency with our debt covenant calculation requirements, and is calculated under the previous lease standard.
3 Other adjusting items to reconcile net loss to Adjusted EBITDAR as defined by our Revolver covenant include interest income and certain non-cash charges where relevant.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe that the estimates, assumptions and judgments involved in the accounting policies referred to in our 2020 Annual Report have the greatest potential effect on our financial statements, so we consider these to be our critical accounting policies and estimates. Our management has discussed the development and selection of these critical accounting estimates with the Audit & Finance Committee of our Board of Directors. There have been no material changes to our significant accounting policies or critical accounting estimates as described in our 2020 Annual Report.
24 of 28

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We discussed our interest rate risk and foreign currency exchange risk in our 2020 Annual Report. There have been no material changes to these risks since that time.
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
For the purposes of the Exchange Act, our Chief Executive Officer, Erik B. Nordstrom, serves as our principal executive officer and our Chief Financial Officer, Anne L. Bramman, is our principal financial officer.
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have performed an evaluation of the design and effectiveness of our disclosure controls and procedures as of the last day of the period covered by this report.
Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified within the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors we discussed in our 2020 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) SHARE REPURCHASES
(Dollar and share amounts in millions, except per share amounts)
In August 2018, our Board of Directors authorized a program to repurchase up to $1,500 of our outstanding common stock, with no expiration date. As a result of uncertainties from COVID-19 impacts, we repurchased no shares of common stock during the first quarter of 2021 and we had $707 remaining in share repurchase capacity as of May 1, 2021. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to the discretion of the Board of Directors, contractual commitments, market and economic conditions, and applicable SEC rules.
Item 6. Exhibits.
(a) The information required under this item is incorporated herein by reference or filed or furnished as part of this report at:

Page
Nordstrom, Inc. and Subsidiaries Exhibit Index	27
All other exhibits are omitted because they are not applicable, not required or because the information required has been given as part of this report.
26 of 28

NORDSTROM, INC.
Exhibit Index

Exhibit		Method of Filing
10.1	Second Amendment to Revolving Credit Agreement dated September 26, 2018	Filed herewith electronically

10.2	Nordstrom 401(k) Plan (2021 Restatement)	Filed herewith electronically

10.3	Nordstrom Deferred Compensation Plan (2019 Restatement)	Filed herewith electronically

10.4	Amendment 2021-1 to the Nordstrom Deferred Compensation Plan	Filed herewith electronically

31.1	Certification of Chief Executive Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	Inline XBRL Instance Document	Filed herewith electronically

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

104	Cover Page Interactive Data File (Inline XBRL)	Filed herewith electronically
27 of 28

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Anne L. Bramman
Anne L. Bramman
Chief Financial Officer
(Principal Financial Officer)

Date:	June 4, 2021
28 of 28