Form 10-Q
period 2021-07-31
NORDSTROM INC
filed 2021-09-03
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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
Yes ☐ No ☑
Common stock outstanding as of August 27, 2021: 158,922,869 shares
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
◦scaling our market strategy by providing a differentiated and seamless experience, which consists of the integration of our digital and physical assets, development of new supply chain capabilities and timely delivery of products,
◦expanding the reach of Nordstrom Rack, including expanding our price range and selection and leveraging our digital and physical assets,
◦enhancing our platforms and processes to deliver core capabilities to drive customer, employee and partner experiences both digitally and in-store,
•our ability to effectively manage our merchandise strategy, including our ability to offer compelling assortments,
•our ability to effectively utilize internal and third-party data in strategic planning and decision making,
•our ability to effectively allocate and scale our marketing strategies and resources, as well as realize the expected benefits between The Nordy Club, advertising and promotional campaigns,
•our ability to respond to the evolving retail environment, including new fashion trends, environmental considerations and our customers’ changing expectations of service and experience in stores and online, and our development of new market strategies and customer offerings,
•our ability to prevent or mitigate disruptions in the global supply chain, including factory closures, transportation challenges or stoppages of certain imports, and rising freight expenses and control costs through effective inventory management, fulfillment and supply chain processes and systems,
•our ability to realize the expected benefits, anticipate and respond to potential risks and appropriately manage costs associated with our credit card revenue sharing program,
•our ability to acquire, develop and retain qualified and diverse talent by providing appropriate training, compelling work environments and competitive compensation and benefits, especially in areas with increased market compensation,
•potential goodwill impairment charges, future impairment charges, fluctuations in the fair values of reporting units or of assets in the event projected financial results are not achieved within expected time frames or our strategic direction changes,
Data, Cybersecurity and Information Technology
•successful execution of our information technology strategy, including engagement with third-party service providers,
•the impact of any systems or network failures, cybersecurity and/or security breaches, including any security breach of our systems or those of a third-party provider that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information, and our compliance with information security and privacy laws and regulations, as well as third-party contractual obligations in the event of such an incident,
Reputation and Relationships
•our ability to maintain our reputation and relationships with our customers, vendors and third-party partners and landlords,
•our ability to maintain relationships with and motivate our employees, including sustaining our corporate culture and employee morale amid our changing corporate work model,
•our ability to market our brand and distribute our products through a variety of third-party publisher or platform channels, as well as access mobile operating systems and website identifiers for personalized delivery of targeted advertising,
Investment and Capital
•efficient and proper allocation of our capital resources,
•our ability to properly balance our investments in technology, Supply Chain Network facilities and existing and new store locations, including the expansion of our market strategy,
3 of 28

•our ability to maintain or expand our presence, including timely completion of construction associated with Supply Chain Network facilities and new, relocated and remodeled stores, as well as any potential store closures, all of which may be impacted by third parties, consumer demand and other natural or man-made disruptions, and government responses to any such disruptions,
•market fluctuations, increases in operating costs, exit costs and overall liabilities and losses associated with owning and leasing real estate,
•compliance with debt and operating covenants, availability and cost of credit, changes in our credit rating and changes in interest rates,
•the actual timing, price, manner and amounts of future share repurchases, dividend payments or share issuances, if any,
Economic and External
•the length and severity of epidemics or pandemics, such as the COVID-19 pandemic, or other catastrophic events, and the related impact on customer behavior, store and online operations and supply chain functions, as well as our future consolidated financial position, results of operations and cash flows,
•the impact of the seasonal nature of our business and cyclical customer spending,
•the impact of economic and market conditions in the U.S. and Canada, including inflation and the resulting changes to customer purchasing behavior, unemployment and bankruptcy rates, as well as any fiscal stimulus and the resultant impact on consumer spending and credit patterns,
•the impact of economic, environmental or political conditions in the U.S. and Canada and countries where our third-party vendors operate,
•the impact of changing traffic patterns at shopping centers and malls,
•financial insecurity or potential insolvency experienced by our vendors, suppliers, landlords, peers or customers as a result of any economic downturn,
•weather conditions, natural disasters, climate change, national security concerns, other market and supply chain disruptions, the effects of tariffs, or the prospects of these events, and the resulting impact on consumer spending patterns or information technology systems and communications,
Legal and Regulatory
•our, and our vendors’, compliance with applicable domestic and international laws, regulations and ethical standards, including those related to COVID-19, minimum wage, employment and tax, information security and privacy, consumer credit and environmental regulations and the outcome of any claims, litigation and regulatory investigations and resolution of such matters,
•the impact of the current regulatory environment, financial system and tax reforms,
•the impact of changes in accounting rules and regulations, changes in our interpretation of the rules or regulations or changes in underlying assumptions, estimates or judgments.
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

DEFINITIONS OF COMMONLY USED TERMS

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
Digital sales
Sales conducted through a digital platform such as our websites or mobile apps. Digital sales may be self-guided by the customer, as in a traditional online order, or facilitated by a salesperson using a virtual styling or selling tool, such as Nordstrom Trunk Club or Style Board. Digital sales may be delivered to the customer or picked up in our Nordstrom stores, Nordstrom Rack stores or Nordstrom Local service hubs. Digital sales also include a reserve for estimated returns.

EBIT	Earnings (loss) before interest and income taxes
EPS	Earnings (loss) per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Second quarter of 2021	13 fiscal weeks ending July 31, 2021
Second quarter of 2020	13 fiscal weeks ending August 1, 2020
Second quarter of 2019	13 fiscal weeks ending August 3, 2019
Fiscal year 2021	52 fiscal weeks ending January 29, 2022
Fiscal year 2020	52 fiscal weeks ending January 30, 2021
GAAP	U.S. generally accepted accounting principles
Gross profit	Net sales less cost of sales and related buying and occupancy costs
Inventory turnover rate	Trailing 4-quarter cost of sales and related buying and occupancy costs divided by the trailing 4-quarter average inventory
Lease Standard	ASU No. 2016-02, Leases, and all related amendments (ASC 842)
Leverage Ratio	The sum of the preceding twelve months of rent expense under the previous lease guidance multiplied by six and funded debt divided by the preceding twelve months of Adjusted EBITDAR as defined by our Revolver covenant. See Liquidity and Capital Resources in Item 2 for a reconciliation of our non-GAAP financial measure.
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Nordstrom	Nordstrom.com, TrunkClub.com, Nordstrom-branded U.S. stores, Canada, which includes Nordstrom.ca, Nordstrom Canadian stores and Nordstrom Rack Canadian stores, and Nordstrom Local
Nordstrom Local	Nordstrom Local service hubs, which offer Nordstrom order pickups, returns, alterations and other services
Nordstrom NYC	Our New York City Nordstrom flagship store, including the Men’s location
Nordstrom Rack	NordstromRack.com, Nordstrom Rack-branded U.S. stores, Last Chance clearance stores and, prior to the first quarter of 2021, HauteLook.com
The Nordy Club	Our customer loyalty program
NYSE	New York Stock Exchange
Operating Lease Cost	Fixed rent expense, including fixed common area maintenance expense, net of developer reimbursement amortization
PCAOB	Public Company Accounting Oversight Board (United States)
Property incentives	Developer and vendor reimbursements
PSU	Performance share unit
Revolver	Senior revolving credit facility
ROU asset	Operating lease right-of-use asset
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
SERP	Unfunded defined benefit Supplemental Executive Retirement Plan
Secured Notes	8.750% senior secured notes due May 2025
SG&A	Selling, general and administrative
Supply Chain Network	Fulfillment centers that primarily process and ship orders to our customers, distribution centers that primarily process and ship merchandise to our stores and other facilities and omni-channel centers that both fulfill customer orders and ship merchandise to our stores
TD	Toronto-Dominion Bank, N.A.
5 of 28

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net sales	$3,565	$1,778	$6,486	$3,804
Credit card revenues, net	92	84	180	177
Total revenues	3,657	1,862	6,666	3,981
Cost of sales and related buying and occupancy costs	(2,332)	(1,406)	(4,351)	(3,216)
Selling, general and administrative expenses	(1,174)	(826)	(2,249)	(1,948)
Earnings (loss) before interest and income taxes	151	(370)	66	(1,183)
Interest expense, net	(40)	(51)	(177)	(85)
Earnings (loss) before income taxes	111	(421)	(111)	(1,268)
Income tax (expense) benefit	(31)	166	25	492
Net earnings (loss)	$80	($255)	($86)	($776)

Earnings (loss) per share:
Basic	$0.50	($1.62)	($0.54)	($4.95)
Diluted	$0.49	($1.62)	($0.54)	($4.95)

Weighted-average shares outstanding:
Basic	159.0	157.2	158.7	156.8
Diluted	162.8	157.2	158.7	156.8
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net earnings (loss)	$80	($255)	($86)	($776)
Foreign currency translation adjustment	(3)	11	7	(13)
Post retirement plan adjustments, net of tax	1	1	2	3
Comprehensive net earnings (loss)	$78	($243)	($77)	($786)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
6 of 28

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	July 31, 2021	January 30, 2021	August 1, 2020
Assets
Current assets:
Cash and cash equivalents	$487	$681	$991
Accounts receivable, net	317	245	146
Merchandise inventories	2,182	1,863	1,466
Prepaid expenses and other	475	853	802
Total current assets	3,461	3,642	3,405

Land, property and equipment (net of accumulated depreciation of $7,471, $7,159 and $6,843)	3,573	3,732	3,845
Operating lease right-of-use assets	1,532	1,581	1,655
Goodwill	249	249	249
Other assets	415	334	381
Total assets	$9,230	$9,538	$9,535

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving line of credit	$—	$—	$500
Accounts payable	1,961	1,960	1,298
Accrued salaries, wages and related benefits	487	352	288
Current portion of operating lease liabilities	238	260	272
Other current liabilities	1,170	1,048	1,284
Current portion of long-term debt	—	500	—
Total current liabilities	3,856	4,120	3,642

Long-term debt, net	2,849	2,769	3,266
Non-current operating lease liabilities	1,619	1,687	1,782
Other liabilities	638	657	671

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 158.9, 157.8 and 157.1 shares issued and outstanding	3,245	3,205	3,168
Accumulated deficit	(2,916)	(2,830)	(2,916)
Accumulated other comprehensive loss	(61)	(70)	(78)
Total shareholders’ equity	268	305	174
Total liabilities and shareholders’ equity	$9,230	$9,538	$9,535
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
7 of 28

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Common stock
Balance, beginning of period	$3,221	$3,148	$3,205	$3,129
Issuance of common stock under stock compensation plans	—	—	7	11
Stock-based compensation	24	20	33	28
Balance, end of period	$3,245	$3,168	$3,245	$3,168

Accumulated deficit
Balance, beginning of period	($2,996)	($2,661)	($2,830)	($2,082)
Net earnings (loss)	80	(255)	(86)	(776)
Dividends	—	—	—	(58)
Balance, end of period	($2,916)	($2,916)	($2,916)	($2,916)

Accumulated other comprehensive loss
Balance, beginning of period	($59)	($90)	($70)	($68)
Other comprehensive (loss) income	(2)	12	9	(10)
Balance, end of period	($61)	($78)	($61)	($78)

Total shareholders’ equity	$268	$174	$268	$174

Dividends per share	$—	$—	$—	$0.37
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
8 of 28

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six Months Ended
	July 31, 2021	August 1, 2020
Operating Activities
Net loss	($86)	($776)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	321	342
Asset impairment	—	137
Right-of-use asset amortization	90	85
Deferred income taxes, net	17	(67)
Stock-based compensation expense	45	33
Other, net	80	11
Change in operating assets and liabilities:
Accounts receivable	(72)	49
Merchandise inventories	(189)	397
Prepaid expenses and other assets	314	(534)
Accounts payable	(88)	(49)
Accrued salaries, wages and related benefits	137	(219)
Other current liabilities	123	98
Lease liabilities	(156)	(103)
Other liabilities	9	5
Net cash provided by (used in) operating activities	545	(591)

Investing Activities
Capital expenditures	(217)	(228)
Other, net	(13)	17
Net cash used in investing activities	(230)	(211)

Financing Activities
Proceeds from revolving line of credit	200	800
Payments on revolving line of credit	(200)	(300)
Proceeds from long-term borrowings	675	600
Principal payments on long-term borrowings	(1,100)	—
Increase (decrease) in cash book overdrafts	6	(84)
Cash dividends paid	—	(58)
Proceeds from issuances under stock compensation plans	7	11
Tax withholding on share-based awards	(13)	(8)
Make-whole payment and other, net	(86)	(12)
Net cash (used in) provided by financing activities	(511)	949

Effect of exchange rate changes on cash and cash equivalents	2	(9)
Net (decrease) increase in cash and cash equivalents	(194)	138
Cash and cash equivalents at beginning of period	681	853
Cash and cash equivalents at end of period	$487	$991

Supplemental Cash Flow Information
Cash (received) paid during the period for:
Income taxes, net	($486)	$8
Interest, net of capitalized interest	99	68
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
The Condensed Consolidated Financial Statements as of and for the periods ended July 31, 2021 and August 1, 2020 are unaudited. The Condensed Consolidated Balance Sheet as of January 30, 2021 has been derived from the audited Consolidated Financial Statements included in our 2020 Annual Report. The interim Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and related footnote disclosures contained in our 2020 Annual Report.
Seasonality
Our business, like that of other retailers, is subject to seasonal fluctuations and cyclical trends in consumer spending. Our sales are typically higher in our second quarter, which usually includes our Anniversary Sale, and the holidays in the fourth quarter. In 2021, one week of the Anniversary Sale shifted into the third quarter. As a result of COVID-19, the Anniversary Sale was moved to August in 2020, which fell entirely in our third fiscal quarter.
Results for any one quarter may not be indicative of the results that may be achieved for a full fiscal year. We plan our merchandise receipts to coincide with expected sales trends and other supply chain factors. Historically, our merchandise purchases and receipts increase prior to the Anniversary Sale, and we purchase and receive a larger amount of merchandise in the fall as we prepare for the holiday shopping season from late November through December. Consistent with our seasonal fluctuations, our working capital requirements have historically increased during the months leading up to the Anniversary Sale and the holidays as we purchase inventory in anticipation of increased sales.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires that we make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities during the reporting period. Uncertainties regarding such estimates and assumptions are inherent in the preparation of financial statements and actual results may differ from these estimates and assumptions. Our most significant accounting judgments and estimates include revenue recognition, inventory valuation, long-lived asset recoverability and income taxes, all of which involve assumptions about future events. We may be unable to accurately predict the ongoing impact of COVID-19 going forward and as a result our estimates may change in the near term.
Investments
In July 2021, we acquired a minority interest in the Topshop, Topman, Miss Selfridge and HIIT brands through a strategic partnership with ASOS.com Ltd. We invest in certain debt and equity securities of private companies that align with our business and omni-channel strategies, which are recorded in other assets in the Condensed Consolidated Balance Sheets and investing other, net on the Condensed Consolidated Statements of Cash Flows.
Land, Property and Equipment
Our net non-cash investing activities primarily related to technology expenditures resulted in a decrease to accounts payable of $43 in 2021.
Long-Lived Assets
In 2020, as we optimized our mix of physical and digital assets to align with longer-term customer trends, we closed 16 Nordstrom stores. In conjunction with these closures, we incurred non-cash impairment charges on long-lived tangible and ROU assets to adjust the carrying values to their estimated fair value. The following table provides details related to asset impairment charges as a result of COVID-19:

	August 1, 2020
	Quarter Ended	Six Months Ended
Long-lived asset impairment[1]	$2	$96
ROU asset impairment[1]	18	41
Total asset impairment	$20	$137
1 As of August 1, 2020, the carrying value of the applicable long-lived and ROU assets after impairment was $14 and $6.
These charges are primarily included in our Retail segment SG&A expense on the Condensed Consolidated Statement of Earnings.
10 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
Income Taxes
We recorded $58 and $437 in current taxes receivable as of July 31, 2021 and August 1, 2020, which is classified in prepaid expenses and other on the Condensed Consolidated Balance Sheet. In addition, we recorded $69 and $2 in noncurrent taxes receivable as of July 31, 2021 and August 1, 2020, which is classified in other assets on the Condensed Consolidated Balance Sheet. In the second quarter of 2021, we were refunded $492 of the current income taxes receivable associated with the loss carryback provision of the CARES Act, which is classified in prepaid expenses and other assets on the Condensed Consolidated Statement of Cash Flows.
Severance
In 2020, we recorded $88 of restructuring costs in connection with our regional and corporate reorganization, including $25 recorded in cost of sales and related buying and occupancy costs and $63 in SG&A on the Condensed Consolidated Statement of Earnings.
Leases
We incurred operating lease liabilities arising from the commencement of lease agreements of $66 for the six months ended July 31, 2021 and $39 for the six months ended August 1, 2020.
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
NOTE 2: REVENUE
Contract Liabilities
Contract liabilities represent our obligation to transfer goods or services to customers and include deferred revenue for The Nordy Club (including points and Nordstrom Notes) and gift cards. Our contract liabilities are classified as current on the Condensed Consolidated Balance Sheets and are as follows:

Contract Liabilities
Balance as of February 1, 2020	$576
Balance as of May 2, 2020	489
Balance as of August 1, 2020	498

Balance as of January 30, 2021	478
Balance as of May 1, 2021	436
Balance as of July 31, 2021	433
Revenues recognized from our beginning contract liability balance were $106 and $176 for the quarter and six months ended July 31, 2021 and $71 and $175 for the quarter and six months ended August 1, 2020.
11 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
Disaggregation of Revenue
The following table summarizes our disaggregated net sales:

	Quarter Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Nordstrom	$2,417	$1,066	$4,270	$2,423
Nordstrom Rack	1,148	712	2,216	1,381
Total net sales	$3,565	$1,778	$6,486	$3,804

Digital sales as a % of total net sales	40%	61%	42%	57%
The following table summarizes the percent of net sales by merchandise category:

	Quarter Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Women’s Apparel	30%	27%	30%	30%
Shoes	24%	27%	25%	26%
Women’s Accessories	14%	15%	14%	14%
Men’s Apparel	14%	12%	13%	11%
Beauty	11%	12%	11%	12%
Kids’ Apparel	4%	4%	4%	4%
Other	3%	3%	3%	3%
Total net sales	100%	100%	100%	100%
NOTE 3: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt is as follows:

	July 31, 2021	January 30, 2021	August 1, 2020
Long-term debt, net of unamortized discount:
Senior notes, 4.00%, due October 2021	$—	$500	$500
Senior notes, 2.30%, due April 2024	250	—	—
Secured Notes, 8.75%, due May 2025	—	600	600
Senior notes, 4.00%, due March 2027	349	349	349
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 4.375%, due April 2030	500	500	499
Senior notes, 4.25%, due August 2031	425	—	—
Senior notes, 7.00%, due January 2038	147	147	147
Senior notes, 5.00%, due January 2044	901	900	899
Deferred bond issue costs	(23)	(27)	(28)
Total long-term debt	2,849	3,269	3,266

Less: current portion	—	(500)	—
Total due beyond one year	$2,849	$2,769	$3,266

12 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
During the first quarter of 2021, we issued $250 aggregate principal amount of 2.30% senior notes due April 2024 and $425 aggregate principal amount of 4.25% senior notes due August 2031. These notes are unsecured and may be redeemed at any time in whole or in part. The April 2024 notes can be redeemed at par starting in April 2022. With the net proceeds of these new notes, together with cash on hand, we retired our Secured Notes. We recorded $88 related to the redemption in interest expense, net, which primarily consisted of a one-time payment of $78 for a “make-whole” premium, and the write-off of unamortized balances associated with the debt discount and issuance costs. The make-whole payment was not included in cash paid during the period for interest, net of capitalized interest. As a result of this redemption, our outstanding long-term debt is unsecured and all real estate is unencumbered.
During the second quarter of 2021, we retired our 4.00% senior notes that were due October 2021 using cash on hand.
Credit Facilities
During the first quarter of 2021, we amended our Revolver. Under the Revolver, we are in a “Collateral Period” if our Leverage Ratio is greater than four or our unsecured debt is rated below BBB- with a stable outlook at Standard & Poor’s or Baa3 with a stable outlook at Moody’s. In the Collateral Period, any outstanding borrowings under our Revolver will be secured by substantially all our personal property and we will be subject to asset coverage and minimum liquidity covenants, as well as a fixed charge coverage covenant. If our Leverage Ratio is less than four and our unsecured debt is rated at or above BBB- with a stable outlook at Standard & Poor’s and Baa3 with a stable outlook at Moody’s, any borrowings under our Revolver will be unsecured, we will not be subject to the above covenants and the restrictions on dividend payments and share repurchases will be removed. As of July 31, 2021, we were in a Collateral Period, as our Leverage Ratio was less than four but we did not meet or exceed our credit rating threshold, and we were in compliance with all our Revolver covenants.
Under our Revolver amendment, we created flexibility for dividends and share repurchases during the Collateral Period, provided no default or event of default exists as a result of such payments, the pro-forma Leverage Ratio as of the most recent fiscal quarter is less than 3.75, pro-forma liquidity at the date of such payment is at least $600, and the amount of such payments do not exceed the amount of the corresponding fiscal quarter of 2019. Additionally, the “make-whole” premium and unamortized deferred bond issuance costs related to the redemption of the Secured Notes is excluded from the definition of interest expense. As of July 31, 2021, our Leverage Ratio was greater than 3.75, thus we did not meet the requirements under our Revolver amendment to pay dividends or repurchase shares.
The Revolver expires in September 2023 and is classified in total current liabilities on the Condensed Consolidated Balance Sheets. In 2021, we borrowed $200 during the first quarter and paid down the entirety of the outstanding balance in the second quarter. Provided that we obtain written consent from the lenders, we have the option to increase the Revolver by up to $200, to a total of $1,000, and two options to extend the Revolver by one year. The Revolver contains customary representations, warranties, covenants and terms, including paying a variable rate of interest and a commitment fee based on our debt rating. The Revolver is available for working capital, capital expenditures and general corporate purposes.
Our $800 commercial paper program allows us to use the proceeds to fund operating cash requirements. Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. The issuance of commercial paper has the effect of reducing available liquidity under the Revolver by an amount equal to the principal amount of commercial paper outstanding. As of July 31, 2021, we had no issuances outstanding under our commercial paper program and no borrowings outstanding under our Revolver.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
Long-term debt is recorded at carrying value. If long-term debt was measured at fair value, we would use quoted market prices of the same or similar issues, which is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	July 31, 2021	January 30, 2021	August 1, 2020
Carrying value of long-term debt	$2,849	$3,269	$3,266
Fair value of long-term debt	3,051	3,430	2,922
Non-financial Assets Measured at Fair Value on a Nonrecurring Basis
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill, long-lived tangible and ROU assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. There were no material impairment charges for these assets for the six months ended July 31, 2021. For more information regarding long-lived tangible and ROU asset impairment charges for the six months ended August 1, 2020, see Note 1: Basis of Presentation.
NOTE 5: COMMITMENTS AND CONTINGENCIES
Our NYC flagship store opened in October 2019 and the related building and equipment assets were placed into service at the end of the third quarter of 2019. While our store has opened, construction continues in the residential condominium units above the store. As of July 31, 2021, we have a fee interest in the retail condominium unit. We are committed to make one remaining installment payment based on the developer meeting final pre-established construction and development milestones. Precautions related to COVID-19 have caused delays in meeting these milestones and the timing of the remaining payment.
NOTE 6: SHAREHOLDERS’ EQUITY
In August 2018, our Board of Directors authorized a program to repurchase up to $1,500 of our outstanding common stock, with no expiration date. On March 23, 2020, in response to uncertainty from the COVID-19 pandemic, we announced the suspension of our quarterly dividend payments beginning in the second quarter of 2020 and the immediate suspension of our share repurchase program. We remain committed to these programs over the long-term and intend to resume dividend payments and share repurchases when appropriate. We had $707 remaining in share repurchase capacity as of July 31, 2021. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to the discretion of the Board of Directors, contractual commitments, market and economic conditions and applicable SEC rules.
Our Revolver contains negative covenants with respect to the payment of dividends and share repurchases. Under our Revolver amendment, we created flexibility for dividends and share repurchases, provided certain requirements are met (see Note 3: Debt and Credit Facilities).
NOTE 7: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
RSUs	$14	$16	$28	$29
Stock options	8	2	15	4
Other[1]	1	2	2	—
Total stock-based compensation expense, before income tax benefit	23	20	45	33
Income tax benefit	(6)	(8)	(12)	(13)
Total stock-based compensation expense, net of income tax benefit	$17	$12	$33	$20
1 Other stock-based compensation expense includes PSUs, ESPP and nonemployee director stock awards.
14 of 28

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
The following table summarizes our grant allocations:

	Six Months Ended
	July 31, 2021		August 1, 2020
	Granted	Weighted-average grant-date fair value per unit	Granted	Weighted-average grant-date fair value per unit
RSUs	1.4	$33	3.3	$21
Stock options	1.2	$13	1.8	$7
PSUs	—	—	0.4	$24
Under our deferred and stock-based compensation plan arrangements, we issued 0.1 and 1.2 shares of common stock during the quarter and six months ended July 31, 2021 and 0.1 and 1.6 shares during the quarter and six months ended August 1, 2020.
NOTE 8: EARNINGS PER SHARE
The computation of EPS is as follows:

	Quarter Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net earnings (loss)	$80	($255)	($86)	($776)

Basic shares	159.0	157.2	158.7	156.8
Dilutive effect of common stock equivalents	3.8	—	—	—
Diluted shares	162.8	157.2	158.7	156.8

Earnings (loss) per basic share	$0.50	($1.62)	($0.54)	($4.95)
Earnings (loss) per diluted share	$0.49	($1.62)	($0.54)	($4.95)

Anti-dilutive common stock equivalents	7.5	14.4	12.0	13.7
NOTE 9: SEGMENT REPORTING
The following table sets forth information for our reportable segment:

	Quarter Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Retail segment EBIT	$193	($394)	$138	($1,105)
Corporate/Other EBIT	(42)	24	(72)	(78)
Interest expense, net	(40)	(51)	(177)	(85)
Earnings (loss) before income taxes	$111	($421)	($111)	($1,268)
For information about disaggregated revenues, see Note 2: Revenue.
15 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts)
OVERVIEW
We delivered strong second quarter results, driven by broad-based momentum across banners, regions, and merchandising categories, and the performance of our Anniversary Sale, in which sales exceeded 2019 levels. We capitalized on improving customer demand with solid execution, healthy inventory sell-through and continued expense management.
Net earnings for the second quarter was $80, or $0.49 per diluted share. Second quarter net sales increased 101% from the same period in 2020 and decreased 6% from the same period in 2019, representing a sequential improvement of approximately 7 percentage points relative to the first quarter of fiscal 2021.
We are very pleased with the performance of our Anniversary Sale with total event sales increasing 1% over 2019, including the final week of the event which fell in the third quarter. Our Anniversary Sale rewards and engages our loyal customers with brand new product at reduced prices for a limited time. As consumer spending and mobility increased, we were well-positioned to respond to pent-up demand, as evidenced in the performance of our core categories, driving improvement in shoes, apparel and accessories compared with the first quarter. Our designer offering performed well across the business, with sales increasing over 2019.
Our second quarter performance reflects our steady execution and commitment to the strategic priorities we shared at our 2021 investor event: win in our most important markets, broaden the reach of Nordstrom Rack and increase our digital velocity.
Market Strategy — We believe that our market strategy is a powerful enabler for the business, allowing us to better serve customers and provide greater access to product by linking our assets at the market level. We have seen a positive customer response to the enhanced capabilities we launched with our Market Strategy in 2020, including the extension of order pick-up and ship-to-store to all Nordstrom Rack locations. During the Anniversary Sale, nearly 40% of next day pick-up orders for Nordstrom were picked up in a Rack store, evidence of the power of integrating capabilities across our two brands.
Nordstrom Rack — In the second quarter, total Nordstrom Rack sales declined 8% compared with 2019, a nearly five percentage point sequential improvement from the first quarter. Despite challenges with inventory flow, we are encouraged by the early results of our merchandise repositioning efforts, with price-oriented offerings in Active, Home, and Kids delivering a combined double-digit sales increase in those categories. Going forward, we are committed to building on this progress by continuing to expand our Rack offering and delivering an assortment that appeals to a wider set of customers while deepening our offering for our core customers.
Digital Velocity — This quarter, digital sales increased 30% compared with the same period in 2020 and 24% over the second quarter of 2019. We continued to drive growth at our Nordstrom and Rack apps and websites, even as store traffic improved, a testament to the power of our interconnected digital and physical assets. We also completed the integration of NordstromRack.com onto the Nordstrom.com platform, delivering a more seamless shopping experience and improving reliability, while positioning us for more profitable growth as we continue to scale our NordstromRack.com business.
Overall, we are pleased with our continued progress against our strategic priorities. We also remain committed to our ongoing capital allocation priorities: investing in the business, reducing our leverage and returning cash to shareholders. We further strengthened our balance sheet, retiring $500 in senior unsecured notes during the second quarter that were set to mature in October 2021. Through a combination of earnings improvement and debt reduction, we are on track to achieve our plan to decrease our leverage ratio to approximately 3 times by the end of this year and approximately 2.5 times by the end of 2022. We also expect to be in a position to return cash to shareholders by the end of the year.
As we look ahead, we are excited about the opportunity that lies before us. Our transformation is gaining momentum and positioning us to capitalize on a significant opportunity to profitably grow our business as demand improves. We remain focused on the work ahead to drive market share gains, improve profitability and cash flow generation, and drive shareholder value.
16 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts)
RESULTS OF OPERATIONS
In our ongoing effort to enhance the customer experience, we are focused on providing a seamless retail experience across our Company. We invested early in integrating our operations, merchandising and technology across our stores and online, and in both Nordstrom and Nordstrom Rack banners. By connecting our digital and physical assets across Nordstrom and Nordstrom Rack, we are able to better serve customers when, where and how they want to shop. We have one Retail reportable segment and analyze our results on a total company basis, using customer, market share, operational and net sales metrics.
Due to the extraordinary impact of COVID-19 on our results in fiscal 2020, we analyzed the second quarter of fiscal year 2021 net sales through EBIT against the same fiscal quarters in 2020 and 2019 to provide useful supplemental comparability.
Our Anniversary Sale, historically the largest event of the year, typically falls in the second quarter. In 2021, one week of the Anniversary Sale shifted into the third quarter. In 2020, the Anniversary Sale was moved to August, which fell entirely in our third fiscal quarter. In 2019, the Anniversary Sale was in the second quarter.
Net Sales
See Note 2: Revenue in Item I of this Form 10-Q, for net sales disaggregation. The following table summarizes net sales:

	Quarter Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net sales:
Nordstrom	$2,417	$1,066	$4,270	$2,423
Nordstrom Rack	1,148	712	2,216	1,381
Total net sales	$3,565	$1,778	$6,486	$3,804

Net sales increase (decrease):
Nordstrom	126.7%	(57.9%)	76.3%	(48.0%)
Nordstrom Rack	61.4%	(43.0%)	60.4%	(44.1%)
Total Company	100.5%	(53.0%)	70.5%	(46.6%)

Digital sales as a % of total net sales	40%	61%	42%	57%
Digital sales increase (decrease)	30%	(5%)	27%	—%
Net Sales (2021 vs. 2020)
Total Company net sales increased 100.5% and 70.5% for the second quarter and six months ended July 31, 2021, compared with the same periods in 2020, during which stores were temporarily closed for approximately half of the quarter and six months ended August 1, 2020 and the Anniversary Sale temporarily shifted to the third quarter. Total Company digital sales increased 30% and 27% for the second quarter and six months ended July 31, 2021, compared with the same periods in 2020. During the six months ended July 31, 2021, we closed two Nordstrom Rack stores.
Nordstrom net sales increased 126.7% and 76.3% for the second quarter and six months ended July 31, 2021, compared with the same periods in 2020. Nordstrom Rack net sales increased 61.4% and 60.4% for the second quarter and six months ended July 31, 2021, compared with the same periods in 2020. The top-performing merchandise categories were Men’s and Women’s Apparel for the second quarter of 2021 and Men’s Apparel and Active for the six months ended July 31, 2021.
Net Sales (2021 vs. 2019)
Total Company net sales decreased 5.7% for the second quarter of 2021, compared with the same period in 2019, a sequential improvement of approximately 700 basis points relative to the first quarter of 2021. The Anniversary Sale had a stronger performance compared with 2019, with total event sales increasing 1.0%, including the final week of the event which fell in the third quarter. Total Company digital sales increased 24% for the second quarter of 2021, compared with the same period in 2019.

Nordstrom net sales decreased 4.5% for the second quarter of 2021, compared with the same period in 2019. Nordstrom Rack net sales decreased 8.0% for the second quarter of 2021, compared with the same period in 2019. Home, Active and Designer were the top-performing merchandise categories.
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
17 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts)
Credit Card Revenues, Net (2021 vs. 2020)
Credit card revenues, net increased $8 and $3 for the second quarter and six months ended July 31, 2021, compared with the same periods in 2020, primarily as a result of higher finance charges and late fee revenues throughout the second quarter due to higher outstanding balances as consumer spending rebounded leading to higher interchange fees from increased spend on our credit cards.
Credit Card Revenues, Net (2021 vs 2019)
Credit card revenues, net decreased $2 for the second quarter of 2021, compared with the same period in 2019, primarily as a result of lower finance charges and late fee revenues throughout the second quarter due to lower outstanding balances as consumers continued to make higher payments in the second quarter of 2021 and lower interchange fees from lower spend on our credit cards.
Gross Profit
The following table summarizes gross profit:

	Quarter Ended			Six Months Ended
	July 31, 2021	August 1, 2020	August 3, 2019	July 31, 2021	August 1, 2020	August 3, 2019
Gross profit	$1,233	$372	$1,302	$2,135	$588	$2,423
Gross profit as a % of net sales	34.6%	20.9%	34.5%	32.9%	15.5%	34.0%

				July 31, 2021	August 1, 2020	August 3, 2019
Inventory turnover rate				4.68	4.52	4.71
Gross Profit (2021 vs. 2020)
Gross profit increased $861 and 14 percentage points as a rate of net sales for the second quarter of 2021, and $1,547 and 17 percentage points as a rate of net sales for the six months ended July 31, 2021 compared with the same periods in 2020, primarily due to leverage from higher sales volume and lower markdowns.
Ending inventory as of July 31, 2021 increased 49% compared with the same period in 2020, versus a 100.5% increase in sales. The change in inventory levels compared with 2020 is due to our actions to pull forward receipts to mitigate continuing supply chain backlogs and support improving sales trends and the impact of the COVID-19 temporary store closures in 2020. Higher sales volume led to an increase in inventory turnover rate as of July 31, 2021 compared with August 1, 2020.
Gross Profit (2021 vs. 2019)
Gross profit decreased $69 for the second quarter of 2021, which was flat as a rate of net sales compared with the same period in 2019, as a result of deleverage on lower sales, partially offset by lower markdowns resulting from healthy inventory sell-through.
Ending inventory increased 13% compared with the same period in 2019, versus a 6% decrease in sales. The change in inventory levels compared with 2019 is primarily due to the timing shift of the Anniversary Sale and our actions to pull forward receipts to mitigate continuing supply chain backlogs and support improving sales trends.
Selling, General and Administrative Expenses
SG&A is summarized in the following table:

	Quarter Ended			Six Months Ended
	July 31, 2021	August 1, 2020	August 3, 2019	July 31, 2021	August 1, 2020	August 3, 2019
SG&A expenses	$1,174	$826	$1,180	$2,249	$1,948	$2,319
SG&A expenses as a % of net sales	32.9%	46.5%	31.2%	34.7%	51.2%	32.5%
SG&A (2021 vs. 2020)
SG&A increased $348 during the second quarter of 2021, and $301 for the six months ended July 31, 2021, compared with the same periods in 2020, primarily due to variable costs on higher sales volume, partially offset for the six months ended July 31, 2021 by the impact of the 2020 COVID-19 related charges. SG&A rate decreased 14 percentage points during the second quarter of 2021, and 17 percentage points for the six months ended July 31, 2021, compared with the same periods in 2020, primarily as a result of leverage on higher sales and COVID-19 related charges that occurred in the first half of 2020.

18 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts)
SG&A (2021 vs. 2019)
SG&A decreased $6 during the second quarter of 2021, compared with the same period in 2019, primarily due to the continued benefit of permanent reductions in overhead expenses, partially offset by increased fulfillment expenses. SG&A rate increased 1.7 percentage points during the second quarter of 2021, compared with the same period in 2019, primarily as a result of freight and labor cost pressures, partially offset by continued benefits from resetting the cost structure in 2020.
Earnings (Loss) Before Interest and Income Taxes
EBIT is summarized in the following table:

	Quarter Ended			Six Months Ended
	July 31, 2021	August 1, 2020	August 3, 2019	July 31, 2021	August 1, 2020	August 3, 2019
EBIT	$151	($370)	$216	$66	($1,183)	$292
EBIT as a % of net sales	4.2%	(20.8%)	5.7%	1.0%	(31.1%)	4.1%
EBIT (2021 vs. 2020)
EBIT improved $521 and 25 percentage points as a rate of net sales for the second quarter of 2021 and $1,249 and 32 percentage points as a rate of net sales for the six months ended July 31, 2021, compared with the same periods in 2020. The increase for the second quarter of 2021 was primarily due to higher sales volume and gross margin improvement. The increase for the six months ended July 31, 2021 was primarily due to gross margin improvement, the 2020 impacts of COVID-19 and higher sales volume.
EBIT (2021 vs. 2019)
For the second quarter of 2021, EBIT decreased $65 and 1.5 percentage points as a rate of net sales, compared with the same period in 2019 primarily due to freight and labor cost pressures and lower sales volumes, partially offset by ongoing benefits from resetting the cost structure in 2020.
Interest Expense, Net
Interest expense, net was $40 for the second quarter of 2021, compared with $51 for the same period in 2020, and $177 for the six months ended July 31, 2021, compared with $85 for the same period in 2020. The decrease for the second quarter of 2021 was primarily due to additional interest related to the Revolver drawdown in 2020, as well as the redemption of the Secured Notes during the first quarter of 2021. The increase for the six months ended July 31, 2021 was primarily due to debt refinance charges of $88 related to the redemption of the Secured Notes in the first quarter of 2021.
Income Tax Expense
Income tax expense is summarized in the following table:

	Quarter Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Income tax expense (benefit)	$31	($166)	($25)	($492)
Effective tax rate	27.9%	39.5%	22.9%	38.8%
The effective tax rate decreased in the second quarter of 2021 and for the six months ended July 31, 2021, compared with the same periods in 2020, primarily due to additional tax benefits recorded in 2020 associated with losses eligible for carryback under the CARES Act.
Earnings (Loss) Per Share
EPS is as follows:

	Quarter Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Basic	$0.50	($1.62)	($0.54)	($4.95)
Diluted	$0.49	($1.62)	($0.54)	($4.95)
Earnings (loss) per diluted share increased $2.11 for the second quarter of 2021 and $4.41 for the six months ended July 31, 2021, compared with the same periods in 2020, during which stores were temporarily closed for approximately half of the quarter. These increases were primarily due to higher sales and improved merchandise margins, partially offset by an interest expense charge of $88, or $0.41 per diluted share related to the redemption of the Secured Notes in the first quarter of 2021. In 2020, we incurred COVID-19 related charges, which reduced net earnings for the six months ended August 1, 2020 by $185 or $1.18 per diluted share.
19 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts)
Fiscal Year 2021 Outlook
Based on better than expected results in the first half, and our expectations for continued progress in the second half, we updated our financial outlook for fiscal 2021 as follows:

	Prior Outlook	Current Outlook
Revenue growth, including retail sales and credit card revenues	More than 25 percent	More than 35 percent
EBIT margin, as percent of sales	Approximately 3 percent	3.0 to 3.5 percent
Income tax rate	Approximately 27 percent	Approximately 27 percent
Leverage ratio by year-end	Approximately 3x	Approximately 3x
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

	Four Quarters Ended
	July 31, 2021	August 1, 2020
Net earnings (loss)	$1	($458)
Less: income tax benefit	(72)	(375)
Add: interest expense	274	149
Earnings (loss) before interest and income tax expense	203	(684)

Add: operating lease interest[1]	92	98
Adjusted net operating income (loss)	295	(586)

(Less) Add: estimated income tax (benefit) expense	(300)	264
Adjusted net operating loss after tax	($5)	($322)

Average total assets	$9,489	$9,850
Less: average deferred property incentives in excess of ROU assets[2]	(255)	(296)
Less: average non-interest bearing current liabilities	(3,267)	(3,267)
Average invested capital	$5,967	$6,287

Return on assets[3]	—%	(4.6%)
Adjusted ROIC[3]	(0.1%)	(5.1%)
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
3 COVID-19 related charges for the four quarters ended August 1, 2020 negatively impacted return on assets by approximately 190 basis points and Adjusted ROIC by approximately 270 basis points.
20 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts)
LIQUIDITY AND CAPITAL RESOURCES
We strive to maintain a level of liquidity sufficient to allow us to cover our seasonal cash needs and to maintain appropriate levels of short-term borrowings. Our ongoing working capital requirements are generally funded primarily through cash flows generated from operations. In addition, we have access to the commercial paper market and can draw on our revolving credit facilities for working capital, capital expenditures and general corporate purposes. We ended the second quarter of 2021 with $487 in cash and cash equivalents and $800 of additional liquidity available on our Revolver. We believe that our operating cash flows are sufficient to meet our cash requirements for the next 12 months and beyond.
Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments.
The following is a summary of our cash flows by activity:

	Six Months Ended
	July 31, 2021	August 1, 2020
Net cash provided by (used in) operating activities	$545	($591)
Net cash used in investing activities	(230)	(211)
Net cash (used in) provided by financing activities	(511)	949
Operating Activities
Cash from operating activities increased $1,136 for the six months ended July 31, 2021, compared with the same period in 2020, primarily due to an improvement in net earnings and receipt of the income tax refund related to the loss carryback provision of the CARES Act.
Investing Activities
Net cash used in investing activities increased $19 for the six months ended July 31, 2021, compared with the same period in 2020, primarily due to our investment in ASOS.com Ltd.
Capital Expenditures
Our capital expenditures, net are summarized as follows:

	Six Months Ended
	July 31, 2021	August 1, 2020
Capital expenditures	$217	$228
Less: deferred property incentives[1]	(8)	(27)
Capital expenditures, net	$209	$201

Capital expenditures as a % of net sales	3.3%	6.0%
1 Deferred property incentives are included in our cash provided by operations in our Condensed Consolidated Statements of Cash Flows in Item 1. We operationally view the property incentives we receive from our developers and vendors as an offset to our capital expenditures.
Financing Activities
Net cash from financing activities decreased $1,460 for the six months ended July 31, 2021, compared with the same period in 2020, primarily due to the retirement of the Secured Notes and 4.0% senior unsecured notes that were due October 2021 (see Note 3: Debt and Credit Facilities in Item 1).
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
Free Cash Flow is not a measure of financial performance under GAAP and should be considered in addition to, and not as a substitute for, operating cash flows or other financial measures prepared in accordance with GAAP. Our method of calculating non-GAAP financial measures may differ from other companies’ methods and therefore may not be comparable to those used by other companies. The financial measure calculated under GAAP which is most directly comparable to Free Cash Flow is net cash provided by (used in) operating activities. The following is a reconciliation of net cash provided by (used in) operating activities to Free Cash Flow:

	Six Months Ended
	July 31, 2021	August 1, 2020
Net cash provided by (used in) operating activities	$545	($591)
Less: capital expenditures	(217)	(228)
Add (Less): change in cash book overdrafts	6	(84)
Free Cash Flow	$334	($903)
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

	Six Months Ended
	July 31, 2021	August 1, 2020
Net loss	($86)	($776)
Less: income tax benefit	(25)	(492)
Add: interest expense, net	177	85
Earnings (loss) before interest and income taxes	66	(1,183)

Add: depreciation and amortization expenses	321	342
Less: amortization of developer reimbursements	(40)	(42)
Add: asset impairments	—	137
Adjusted EBITDA	$347	($746)
22 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts)
Credit Capacity and Commitments
During the first quarter of 2021, we borrowed $200 and completely repaid it in the second quarter of 2021, resulting in no borrowings outstanding under our Revolver as of July 31, 2021. The Revolver contains customary representations, warranties, covenants and terms, including paying a variable rate of interest and a commitment fee based on our debt rating. The Revolver is available for working capital, capital expenditures and general corporate purposes. Provided that we obtain written consent from our lenders, we have the option to increase the Revolver by up to $200, to a total of $1,000, and two options to extend the Revolver by one year. For more information about our credit facilities, see Note 3: Debt and Credit Facilities in Item 1.
Impact of Credit Ratings
Changes in our credit ratings may impact our costs to borrow, whether our personal property secures our Revolver and whether we are permitted to pay dividends or conduct share repurchases.
For our Revolver, the interest rate applicable to any borrowings we may enter into depends upon the type of borrowing incurred plus an applicable margin, which is determined based on our credit ratings. At the time of this report, our credit ratings and outlook were as follows:

	Credit Ratings	Outlook
Moody’s	Ba1	Stable
Standard & Poor’s	BB+	Stable
Fitch	BBB-	Negative
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
Revolver Covenants
As of July 31, 2021, we were in compliance with all our Revolver covenants. Under our current covenant structure, if our Leverage Ratio is greater than four or our unsecured debt is rated below BBB- with a stable outlook at Standard & Poor’s or Baa3 with a stable outlook at Moody’s, any outstanding borrowings under our Revolver will be secured by substantially all our personal property.
As of July 31, 2021, our Leverage Ratio was greater than 3.75, thus we did not meet the requirements under our Revolver amendment to pay dividends or repurchase shares. For more information about our Revolver covenants, see Note 3: Debt and Credit Facilities in Item 1.
23 of 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts)
Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted Debt to EBITDAR is one of our key financial metrics and we believe that our debt levels are best analyzed using this measure, as it provides a reflection of our creditworthiness that could impact our credit rating and borrowing costs. This metric is calculated in accordance with our Revolver covenant and is a key component in assessing whether our revolving credit facility is secured or unsecured, as well as our ability to make dividend payments and share repurchases. Our goal is to manage debt levels to maintain an investment-grade credit rating while operating with an efficient capital structure.
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

July 31, 2021
Debt	$2,849
Add: estimated capitalized operating lease liability[1]	1,350
Adjusted Debt	$4,199

Four Quarters Ended July 31, 2021
Net earnings	$1
Less: income tax benefit	(72)
Add: interest expense, net	273
Adjusted earnings before interest and income taxes	$202

Add: depreciation and amortization expenses	650
Add: rent expense, net[2]	225
Add: other Revolver covenant adjustments[3]	1
Adjusted EBITDAR	$1,078

Debt to Net Earnings	2,849.0
Adjusted Debt to EBITDAR	3.9
1 Based upon the estimated lease liability as of the end of the period, calculated as the trailing four quarters of rent expense multiplied by six, a method of estimating the debt we would record for our leases that are classified as operating if they had met the criteria for a capital lease or we had purchased the property and is calculated under the previous lease standard, consistent with our Revolver covenant calculation requirements. The estimated lease liability is not calculated in accordance with, nor an alternative for, GAAP and should not be considered in isolation or as a substitution for our results reported under GAAP.
2 Rent expense, net of amortization of developer reimbursements, is added back for consistency with our Revolver covenant calculation requirements, and is calculated under the previous lease standard.
3 Other adjusting items to reconcile net earnings to Adjusted EBITDAR as defined by our Revolver covenant include interest income and certain non-cash charges where relevant.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) SHARE REPURCHASES
(Dollar and share amounts in millions, except per share amounts)
In August 2018, our Board of Directors authorized a program to repurchase up to $1,500 of our outstanding common stock, with no expiration date. As a result of uncertainties from COVID-19 impacts, we repurchased no shares of common stock during the second quarter of 2021 and we had $707 remaining in share repurchase capacity as of July 31, 2021. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to the discretion of the Board of Directors, contractual commitments, market and economic conditions and applicable SEC rules.
Item 6. Exhibits.
(a) The information required under this item is incorporated herein by reference or filed or furnished as part of this report at:

Page
Nordstrom, Inc. and Subsidiaries Exhibit Index	27
All other exhibits are omitted because they are not applicable, not required or because the information required has been given as part of this report.
26 of 28

NORDSTROM, INC.
Exhibit Index

Exhibit		Method of Filing
4.1	Indenture dated December 3, 2007, between the Company and Wells Fargo Bank, National Association	Incorporated by reference from the Registrant’s Form S-4/A filed on April 29, 2014, Exhibit 4.1

4.2	Form of 2.300% Global Note due 2024	Filed herewith electronically

4.3	Form of 4.250% Global Note due 2031	Filed herewith electronically

4.4	Registration Rights Agreement, dated as of April 8, 2021	Incorporated by reference from the Registrant's Form S-4 filed on June 4, 2021

31.1	Certification of Chief Executive Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002	Filed herewith electronically

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith electronically

101.INS	Inline XBRL Instance Document	Filed herewith electronically

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith electronically

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith electronically

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith electronically

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith electronically

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith electronically

104	Cover Page Interactive Data File (Inline XBRL)	Filed herewith electronically
27 of 28

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Anne L. Bramman
Anne L. Bramman
Chief Financial Officer
(Principal Financial Officer)

Date:	September 3, 2021
28 of 28