Form 10-Q
period 2021-10-30
NORDSTROM INC
filed 2021-12-03
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2021
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
Yes ☐ No ☑
Common stock outstanding as of November 26, 2021: 159,313,408 shares
1 of 29

2 of 29

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “pursue,” “going forward,” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our anticipated financial outlook for the fiscal year ending January 29, 2022, trends in our operations and the following:
Strategic and Operational
•the novel coronavirus (“COVID-19”) global pandemic and civil unrest, each of which may make it necessary to close our physical stores and facilities in affected areas and may have a negative impact on our business and results, any of which may exacerbate the risks below,
•successful execution of our customer strategy to provide customers superior service, products and experiences online, through our fulfillment capabilities and in stores,
•timely and effective implementation and execution of our evolving business model, including:
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
3 of 29

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
•the length and severity of epidemics or pandemics, such as the COVID-19 pandemic, or other catastrophic events, and the related impact on customer behavior, store and online operations and supply chain functions, as well as our future consolidated financial position, results of operations and cash flows,
•the impact of the seasonal nature of our business and cyclical customer spending,
•the impact of economic and market conditions in the U.S. and Canada, including inflation and the resulting changes to customer purchasing behavior, unemployment and bankruptcy rates, as well as any fiscal stimulus and the resultant impact on consumer spending and credit patterns,
•the impact of economic, environmental or political conditions in the U.S. and Canada and countries where our third-party vendors operate,
•the impact of changing traffic patterns at shopping centers and malls,
•financial insecurity or potential insolvency experienced by our vendors, suppliers, landlords, competitors or customers as a result of any economic downturn,
•weather conditions, natural disasters, climate change, national security concerns, other market and supply chain disruptions, the effects of tariffs, or the prospects of these events, and the resulting impact on consumer spending patterns or information technology systems and communications,
Legal and Regulatory
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
These and other factors, including those factors we discussed in Part II, Item 1A: Risk Factors, could affect our financial results and cause our actual results to differ materially from any forward-looking information we may provide. Given these risks, uncertainties and other factors, undue reliance should not be placed on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. This Quarterly Report on Form 10-Q should be read completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
4 of 29

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

EBIT	Earnings (loss) before interest and income taxes
EPS	Earnings (loss) per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Third quarter of 2021	13 fiscal weeks ending October 30, 2021
Third quarter of 2020	13 fiscal weeks ending October 31, 2020
Third quarter of 2019	13 fiscal weeks ending November 2, 2019
Fiscal year 2021	52 fiscal weeks ending January 29, 2022
Fiscal year 2020	52 fiscal weeks ending January 30, 2021
GAAP	U.S. generally accepted accounting principles
Gross profit	Net sales less cost of sales and related buying and occupancy costs
Inventory turnover rate	Trailing 4-quarter cost of sales and related buying and occupancy costs divided by the trailing 4-quarter average inventory
Leverage Ratio	The sum of the preceding twelve months of rent expense under the previous lease guidance multiplied by six and funded debt divided by the preceding twelve months of Adjusted EBITDAR as defined by our Revolver covenant. See Liquidity and Capital Resources in Item 2 for a reconciliation of our non-GAAP financial measure.
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Nordstrom	Nordstrom.com, TrunkClub.com, Nordstrom-branded U.S. stores, Canada, which includes Nordstrom.ca, Nordstrom Canadian stores and Nordstrom Rack Canadian stores, and Nordstrom Local
Nordstrom Local	Nordstrom Local service hubs, which offer Nordstrom order pickups, returns, alterations and other services
Nordstrom NYC	Our New York City Nordstrom flagship store, including the Men’s location
Nordstrom Rack	NordstromRack.com, Nordstrom Rack-branded U.S. stores, Last Chance clearance stores and, prior to the first quarter of 2021, HauteLook.com
The Nordy Club	Our customer loyalty program
NYSE	New York Stock Exchange
Operating Lease Cost	Fixed rent expense, including fixed common area maintenance expense, net of developer reimbursement amortization
PCAOB	Public Company Accounting Oversight Board (United States)
Property incentives	Developer and vendor reimbursements
PSU	Performance share unit
Revolver	Senior revolving credit facility
ROU asset	Operating lease right-of-use asset
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
SERP	Unfunded defined benefit Supplemental Executive Retirement Plan
Secured Notes	8.750% senior secured notes due May 2025
SG&A	Selling, general and administrative
Supply Chain Network	Fulfillment centers that primarily process and ship orders to our customers, distribution centers that primarily process and ship merchandise to our stores and other facilities and omni-channel centers that both fulfill customer orders and ship merchandise to our stores
TD	Toronto-Dominion Bank, N.A.
5 of 29

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales	$3,534	$3,002	$10,020	$6,806
Credit card revenues, net	103	87	283	264
Total revenues	3,637	3,089	10,303	7,070
Cost of sales and related buying and occupancy costs	(2,294)	(2,019)	(6,646)	(5,235)
Selling, general and administrative expenses	(1,216)	(964)	(3,464)	(2,912)
Earnings (loss) before interest and income taxes	127	106	193	(1,077)
Interest expense, net	(36)	(48)	(213)	(133)
Earnings (loss) before income taxes	91	58	(20)	(1,210)
Income tax (expense) benefit	(27)	(5)	(2)	487
Net earnings (loss)	$64	$53	($22)	($723)

Earnings (loss) per share:
Basic	$0.40	$0.34	($0.14)	($4.60)
Diluted	$0.39	$0.34	($0.14)	($4.60)

Weighted-average shares outstanding:
Basic	159.2	157.5	158.9	157.0
Diluted	162.5	158.2	158.9	157.0
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net earnings (loss)	$64	$53	($22)	($723)
Foreign currency translation adjustment	1	1	7	(12)
Post retirement plan adjustments, net of tax	2	2	5	5
Comprehensive net earnings (loss)	$67	$56	($10)	($730)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
6 of 29

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	October 30, 2021	January 30, 2021	October 31, 2020
Assets
Current assets:
Cash and cash equivalents	$267	$681	$889
Accounts receivable, net	273	245	256
Merchandise inventories	2,863	1,863	1,860
Prepaid expenses and other	374	853	902
Total current assets	3,777	3,642	3,907

Land, property and equipment (net of accumulated depreciation of $7,617, $7,159 and $6,987)	3,558	3,732	3,770
Operating lease right-of-use assets	1,527	1,581	1,611
Goodwill	249	249	249
Other assets	423	334	274
Total assets	$9,534	$9,538	$9,811

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving line of credit	$200	$—	$200
Accounts payable	2,310	1,960	2,053
Accrued salaries, wages and related benefits	276	352	254
Current portion of operating lease liabilities	240	260	269
Other current liabilities	1,063	1,048	1,119
Current portion of long-term debt	—	500	499
Total current liabilities	4,089	4,120	4,394

Long-term debt, net	2,851	2,769	2,767
Non-current operating lease liabilities	1,602	1,687	1,726
Other liabilities	633	657	672

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 159.3, 157.8 and 157.7 shares issued and outstanding	3,269	3,205	3,190
Accumulated deficit	(2,852)	(2,830)	(2,863)
Accumulated other comprehensive loss	(58)	(70)	(75)
Total shareholders’ equity	359	305	252
Total liabilities and shareholders’ equity	$9,534	$9,538	$9,811
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
7 of 29

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Common stock
Balance, beginning of period	$3,245	$3,168	$3,205	$3,129
Issuance of common stock under stock compensation plans	7	5	14	16
Stock-based compensation	17	17	50	45
Balance, end of period	$3,269	$3,190	$3,269	$3,190

Accumulated deficit
Balance, beginning of period	($2,916)	($2,916)	($2,830)	($2,082)
Net earnings (loss)	64	53	(22)	(723)
Dividends	—	—	—	(58)
Balance, end of period	($2,852)	($2,863)	($2,852)	($2,863)

Accumulated other comprehensive loss
Balance, beginning of period	($61)	($78)	($70)	($68)
Other comprehensive income (loss)	3	3	12	(7)
Balance, end of period	($58)	($75)	($58)	($75)

Total shareholders’ equity	$359	$252	$359	$252

Dividends per share	$—	$—	$—	$0.37
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
8 of 29

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine Months Ended
	October 30, 2021	October 31, 2020
Operating Activities
Net loss	($22)	($723)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	477	505
Asset impairment	—	137
Right-of-use asset amortization	130	126
Deferred income taxes, net	25	39
Stock-based compensation expense	64	50
Other, net	81	13
Change in operating assets and liabilities:
Accounts receivable	(27)	(57)
Merchandise inventories	(687)	175
Prepaid expenses and other assets	408	(641)
Accounts payable	90	409
Accrued salaries, wages and related benefits	(76)	(254)
Other current liabilities	15	(72)
Lease liabilities	(218)	(163)
Other liabilities	17	20
Net cash provided by (used in) operating activities	277	(436)

Investing Activities
Capital expenditures	(361)	(311)
Other, net	(17)	20
Net cash used in investing activities	(378)	(291)

Financing Activities
Proceeds from revolving line of credit	400	800
Payments on revolving line of credit	(200)	(600)
Proceeds from long-term borrowings	675	600
Principal payments on long-term borrowings	(1,100)	—
(Decrease) increase in cash book overdrafts	(4)	39
Cash dividends paid	—	(58)
Proceeds from issuances under stock compensation plans	14	16
Tax withholding on share-based awards	(15)	(8)
Make-whole premium payment and other, net	(85)	(16)
Net cash (used in) provided by financing activities	(315)	773

Effect of exchange rate changes on cash and cash equivalents	2	(10)
Net (decrease) increase in cash and cash equivalents	(414)	36
Cash and cash equivalents at beginning of period	681	853
Cash and cash equivalents at end of period	$267	$889

Supplemental Cash Flow Information
Cash (received) paid during the period for:
Income taxes, net	($486)	$9
Interest, net of capitalized interest	136	107
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
The Condensed Consolidated Financial Statements as of and for the periods ended October 30, 2021 and October 31, 2020 are unaudited. The Condensed Consolidated Balance Sheet as of January 30, 2021 has been derived from the audited Consolidated Financial Statements included in our 2020 Annual Report. The interim Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and related footnote disclosures contained in our 2020 Annual Report.
Seasonality
Our business, like that of other retailers, is subject to seasonal fluctuations and cyclical trends in consumer spending. Our sales are typically higher in our second quarter, which usually includes our Anniversary Sale, and in the fourth quarter, due to the holidays. In 2021, approximately one week of the Anniversary Sale shifted into the third quarter. As a result of COVID-19 in 2020, the Anniversary Sale was moved to August, which fell entirely in our third quarter.
Results for any one quarter may not be indicative of the results that may be achieved for a full fiscal year. We plan our merchandise receipts to coincide with expected sales trends and other supply chain factors. Historically, our merchandise purchases and receipts increase prior to the Anniversary Sale and in the fall as we prepare for the holiday shopping season from late November through December. In 2021, we accelerated holiday merchandise purchases into the third quarter in response to global supply chain and labor disruptions. Consistent with our seasonal fluctuations, our working capital requirements have historically increased during the months leading up to the Anniversary Sale and the holidays as we purchase inventory in anticipation of increased sales.
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
We hold a limited partnership interest in a corporate office building that is classified as held for sale, as we plan to sell our interest within one year. The carrying value of the interest is not material as of October 30, 2021.
Land, Property and Equipment
Our net non-cash investing activities primarily related to technology expenditures and resulted in a decrease to accounts payable of $35 in 2021.
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
1 As of October 31, 2020, the carrying value of the applicable long-lived and ROU assets after impairment was $13 and $3.
These charges are primarily included in our Retail segment SG&A expense on the Condensed Consolidated Statement of Earnings.
Income Taxes
We recorded $43 and $544 in current taxes receivable as of October 30, 2021 and October 31, 2020, which is classified in prepaid expenses and other on the Condensed Consolidated Balance Sheets. In addition, we recorded $74 and $2 in noncurrent taxes receivable as of October 30, 2021 and October 31, 2020, which is classified in other assets on the Condensed Consolidated Balance Sheets. In the second quarter of 2021, we were refunded $492 of the current income taxes receivable associated with the loss carryback provision of the CARES Act, which is classified in prepaid expenses and other assets on the Condensed Consolidated Statement of Cash Flows.
Severance
In 2020, we recorded $88 of restructuring costs in connection with our regional and corporate reorganization, including $25 recorded in cost of sales and related buying and occupancy costs and $63 in SG&A on the Condensed Consolidated Statement of Earnings.
Leases
We incurred operating lease liabilities arising from lease agreements of $108 for the nine months ended October 30, 2021 and $55 for the nine months ended October 31, 2020.
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
(Unaudited)
NOTE 2: REVENUE
Contract Liabilities
Contract liabilities represent our obligation to transfer goods or services to customers and include deferred revenue for The Nordy Club (including points and Nordstrom Notes) and gift cards. Our contract liabilities are classified as current on the Condensed Consolidated Balance Sheets and are as follows:

Contract Liabilities
Balance as of February 1, 2020	$576
Balance as of May 2, 2020	489
Balance as of August 1, 2020	498
Balance as of October 31, 2020	478

Balance as of January 30, 2021	478
Balance as of May 1, 2021	436
Balance as of July 31, 2021	433
Balance as of October 30, 2021	417
Revenues recognized from our beginning contract liability balance were $106 and $212 for the quarter and nine months ended October 30, 2021 and $98 and $223 for the quarter and nine months ended October 31, 2020.
Disaggregation of Revenue
The following table summarizes our disaggregated net sales:

	Quarter Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Nordstrom	$2,343	$2,120	$6,614	$4,543
Nordstrom Rack	1,191	882	3,406	2,263
Total net sales	$3,534	$3,002	$10,020	$6,806

Digital sales as a % of total net sales	40%	54%	42%	56%
The following table summarizes the percent of net sales by merchandise category:

	Quarter Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Women’s Apparel	29%	31%	30%	30%
Shoes	26%	26%	25%	26%
Men’s Apparel	14%	10%	14%	11%
Women’s Accessories	12%	13%	13%	13%
Beauty	12%	13%	11%	13%
Kids’ Apparel	4%	4%	4%	4%
Other	3%	3%	3%	3%
Total net sales	100%	100%	100%	100%
12 of 29

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
NOTE 3: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt is as follows:

	October 30, 2021	January 30, 2021	October 31, 2020
Long-term debt, net of unamortized discount:
Senior notes, 4.00%, due October 2021	$—	$500	$500
Senior notes, 2.30%, due April 2024	250	—	—
Secured Notes, 8.75%, due May 2025	—	600	600
Senior notes, 4.00%, due March 2027	349	349	349
Senior debentures, 6.95%, due March 2028	300	300	300
Senior notes, 4.375%, due April 2030	500	500	499
Senior notes, 4.25%, due August 2031	425	—	—
Senior notes, 7.00%, due January 2038	147	147	147
Senior notes, 5.00%, due January 2044	902	900	899
Deferred bond issue costs	(22)	(27)	(28)
Total long-term debt	2,851	3,269	3,266

Less: current portion	—	(500)	(499)
Total due beyond one year	$2,851	$2,769	$2,767
During the first quarter of 2021, we issued $250 aggregate principal amount of 2.30% senior notes due April 2024 and $425 aggregate principal amount of 4.25% senior notes due August 2031. These notes are unsecured and can be redeemed at any time in whole or in part. The April 2024 notes can be redeemed at par starting in April 2022. With the net proceeds of these new notes, together with cash on hand, we retired our Secured Notes. We recorded $88 related to the redemption in interest expense, net, which primarily consisted of a one-time payment of $78 for a “make-whole” premium, and the write-off of unamortized balances associated with the debt discount and issuance costs. The “make-whole” premium payment was not included in cash paid during the period for interest, net of capitalized interest on the Condensed Consolidated Statement of Cash Flows. As a result of this redemption, our outstanding long-term debt is unsecured and all real estate is unencumbered.
During the second quarter of 2021, we retired our 4.00% senior notes that were due October 2021 using cash on hand.
Credit Facilities
During the first quarter of 2021, we amended our Revolver. Under the Revolver, we are in a “Collateral Period” if our Leverage Ratio is greater than four or our unsecured debt is rated below BBB- with a stable outlook at Standard & Poor’s or Baa3 with a stable outlook at Moody’s. In the Collateral Period, any outstanding borrowings under our Revolver will be secured by substantially all our personal property and we will be subject to asset coverage and minimum liquidity covenants, as well as a fixed charge coverage covenant. If our Leverage Ratio is less than or equal to four and our unsecured debt is rated at or above BBB- with a stable outlook at Standard & Poor’s and Baa3 with a stable outlook at Moody’s, any borrowings under our Revolver will be unsecured, we will not be subject to the above covenants and the restrictions on dividend payments and share repurchases will be removed. As of October 30, 2021, we were in a Collateral Period as we did not meet or exceed our credit rating threshold. We were in compliance with all our Revolver covenants.
Under our Revolver amendment, we created flexibility for dividends and share repurchases during the Collateral Period, provided no default or event of default exists as a result of such payments, the pro-forma Leverage Ratio as of the most recent fiscal quarter is less than 3.75, pro-forma liquidity at the date of such payment is at least $600, and the amount of such payments do not exceed the amount of the corresponding fiscal quarter of 2019. Additionally, the “make-whole” premium and unamortized deferred bond issuance costs related to the redemption of the Secured Notes is excluded from the Revolver amendment’s definition of interest expense. As of October 30, 2021, our Leverage Ratio was greater than 3.75, thus we did not meet the requirements under our Revolver amendment to pay dividends or repurchase shares.
13 of 29

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
The Revolver expires in September 2023 and is classified in total current liabilities on the Condensed Consolidated Balance Sheets. In 2021, we borrowed $200 under our Revolver in the first quarter, which was fully repaid in the second quarter, and borrowed an additional $200 in the third quarter. As of October 30, 2021, we had $200 in borrowings outstanding under our Revolver. In November 2021, subsequent to quarter end, we completely repaid the outstanding balance on our Revolver.
The Revolver contains customary representations, warranties, covenants and terms, including paying a variable rate of interest and a commitment fee based on our debt rating, and is available for working capital, capital expenditures and general corporate purposes. Provided that we obtain written consent from the lenders, we have the option to increase the Revolver by up to $200, to a total of $1,000, and two options to extend the Revolver by one year.
Our $800 commercial paper program allows us to use the proceeds to fund operating cash requirements. Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. The issuance of commercial paper has the effect of reducing available liquidity under the Revolver by an amount equal to the principal amount of commercial paper outstanding. In addition, borrowings under our Revolver have the effect of reducing the available capacity of our commercial paper program by an amount equal to the amount outstanding. As of October 30, 2021, we had no issuances outstanding under our commercial paper program.
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
Long-term debt is recorded at carrying value. If long-term debt was measured at fair value, we would use quoted market prices of the same or similar issues, which is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	October 30, 2021	January 30, 2021	October 31, 2020
Carrying value of long-term debt	$2,851	$3,269	$3,266
Fair value of long-term debt	2,992	3,430	2,865
Non-financial Assets Measured at Fair Value on a Nonrecurring Basis
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill, long-lived tangible and ROU assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. There were no material impairment charges for these assets for the nine months ended October 30, 2021. For more information regarding long-lived tangible and ROU asset impairment charges for the nine months ended October 31, 2020, see Note 1: Basis of Presentation.
14 of 29

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
NOTE 5: COMMITMENTS AND CONTINGENCIES
Our NYC flagship store opened in October 2019 and the related building and equipment assets were placed into service at the end of the third quarter of 2019. While our store has opened, construction continues in the residential condominium units above the store. As of October 30, 2021, we have a fee interest in the retail condominium unit. In the third quarter of 2021, we paid the majority of our final installment payment based on the developer meeting final pre-established construction and development milestones.
NOTE 6: SHAREHOLDERS’ EQUITY
In August 2018, our Board of Directors authorized a program to repurchase up to $1,500 of our outstanding common stock, with no expiration date. On March 23, 2020, in response to uncertainty from the COVID-19 pandemic, we announced the suspension of our quarterly dividend payments beginning in the second quarter of 2020 and the immediate suspension of our share repurchase program. We remain committed to these programs over the long-term and intend to resume dividend payments and share repurchases when appropriate. We had $707 remaining in share repurchase capacity as of October 30, 2021. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to the discretion of the Board of Directors, contractual commitments, market and economic conditions and applicable SEC rules.
Our Revolver contains negative covenants with respect to the payment of dividends and share repurchases. Under our Revolver amendment, we created flexibility for dividends and share repurchases, provided certain requirements are met (see Note 3: Debt and Credit Facilities).
NOTE 7: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
RSUs	$12	$13	$41	$42
Stock options	5	4	19	8
Other[1]	1	—	4	—
Total stock-based compensation expense, before income tax benefit	18	17	64	50
Income tax benefit	(5)	(6)	(17)	(19)
Total stock-based compensation expense, net of income tax benefit	$13	$11	$47	$31
1 Other stock-based compensation expense includes PSUs, ESPP and nonemployee director stock awards.
The following table summarizes our grant allocations:

	Nine Months Ended
	October 30, 2021		October 31, 2020
	Granted	Weighted-average grant-date fair value per unit	Granted	Weighted-average grant-date fair value per unit
RSUs	1.7	$32	3.5	$20
Stock options	1.2	$13	3.9	$7
PSUs	—	—	0.4	$24
Under our deferred and stock-based compensation plan arrangements, we issued 0.4 and 1.6 shares of common stock during the quarter and nine months ended October 30, 2021 and 0.5 and 2.1 shares during the quarter and nine months ended October 31, 2020.
15 of 29

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
NOTE 8: EARNINGS PER SHARE
The computation of EPS is as follows:

	Quarter Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net earnings (loss)	$64	$53	($22)	($723)

Basic shares	159.2	157.5	158.9	157.0
Dilutive effect of common stock equivalents	3.3	0.7	—	—
Diluted shares	162.5	158.2	158.9	157.0

Earnings (loss) per basic share	$0.40	$0.34	($0.14)	($4.60)
Earnings (loss) per diluted share	$0.39	$0.34	($0.14)	($4.60)

Anti-dilutive common stock equivalents	7.5	14.4	11.6	14.2
NOTE 9: SEGMENT REPORTING
The following table sets forth information for our reportable segment:

	Quarter Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Retail segment EBIT	$197	$121	$335	($984)
Corporate/Other EBIT	(70)	(15)	(142)	(93)
Interest expense, net	(36)	(48)	(213)	(133)
Earnings (loss) before income taxes	$91	$58	($20)	($1,210)
For information about disaggregated revenues, see Note 2: Revenue.
16 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts)
OVERVIEW
In the third quarter, we made continued progress toward our strategic and financial goals, driven by strong digital growth, the integrated capabilities enabled by our market strategy and increased net sales in our Nordstrom banner stores.
Net earnings for the third quarter were $64, or $0.39 per diluted share. Third quarter net sales increased 18% from the same period in 2020 and decreased 1% from the same period in 2019. The timing of this year’s Anniversary Sale, with approximately one week falling into the third quarter of 2021, had a positive impact of approximately 2 percentage points on net sales compared with fiscal 2019.
We have long benefited from a commitment to customer service, interconnected digital and physical assets and innovative brand partnerships. However, we need to move faster and more aggressively to better capitalize on those strengths. We’ve taken a comprehensive look at opportunities to improve our business, engaging external consultants with function-specific expertise across three key areas: improving Nordstrom Rack performance, increasing profitability and optimizing our supply chain and inventory flow.
Nordstrom Rack — We are optimizing our inventory levels by diversifying our supplier base, and increasing our opportunistic use of pack and hold inventory, allowing us to buy larger quantities of relevant items when available, then hold a portion of it to deploy in periods with high demand, tight supply or system constraints. We are also rebalancing our assortment and expanding our selection in top brands. To strengthen brand awareness and drive traffic, we launched a new “More Reasons to Rack” marketing campaign. Through these efforts, we expect to grow market share and improve profitability at Nordstrom Rack and anticipate improvement in the fourth quarter, with more significant improvement to follow in the first half of fiscal 2022.
Profitability — We are committed to delivering significant improvement in our merchandise and EBIT margins. We have meaningful opportunities in promotion and markdown optimization, data-driven category management and expanding our private label brands, which are more profitable than our third-party brand product. Within SG&A, we rebased our overhead cost structure in 2020 and we remain committed to sustaining a substantial portion of that reduction. While we have seen significant macro-related pressure in fulfillment and labor costs, we are taking action to mitigate our overall impact from those pressures.
Supply Chain and Inventory Flow Optimization — In response to macro-related supply chain challenges, we are implementing actions to improve our network and processes. We have identified various ways to diversify our carrier capacity, gain end-to-end visibility of inventory as it moves through our supply chain, increase velocity and throughput in our distribution and fulfillment centers and better position our inventory to get it closer to the customer. We expect that these initiatives will enhance the customer experience and drive top-line growth at both Nordstrom and Nordstrom Rack by increasing delivery speed and expanding the selection for in-store shopping as well as same day and next day pickup, while also driving efficiencies in labor and fulfillment. We expect to see benefits from these actions beginning in the first half of fiscal 2022.
As we shared in our 2021 investor event, winning in our most important markets and increasing our digital velocity are key strategic priorities for us, and we are making progress in these areas.
Market Strategy — In terms of winning in our top markets, the convenience and connection delivered by our market strategy continues to be a powerful enabler for the business. We are leveraging a strong store fleet that positions us physically closer to the customer and drives value across the business. As a result, we are able to better serve customers and provide greater access to product by linking our assets at the market level. This quarter, one-third of next day Nordstrom.com orders were picked up at Nordstrom Rack stores, showing continued evidence of the power of integrating capabilities across our two brands and across our digital and physical platforms. In our top 20 markets where our market strategy continues to gain traction, order pickup accounted for 12% of digital demand, versus 4% in other markets. Since we launched order pickup at Nordstrom Rack last year, we have seen 70% growth in the program.
Digital Velocity — We also continue to increase our digital velocity across Nordstrom and Nordstrom Rack. This quarter, digital sales decreased 12% over last year, reflecting the impact of the Anniversary Sale in the prior year, and increased 20% over the third quarter of 2019. The timing of this year’s Anniversary Sale had a positive impact on our digital sales of approximately 4 percentage points compared with the third quarter of 2019. Digital sales represented 40% of our business in the third quarter, and we continued to drive growth over 2019 while store traffic improved sequentially.
Our third quarter results show some pockets of strength as well as several areas for improvement. We made progress toward our goals, with strong digital growth and improving trends in our Nordstrom banner stores, and remain on track to deliver our fiscal 2021 targets. We have pulled inventory receipts forward in anticipation of holiday demand and expect elevated inventory levels through the end of the fiscal year. We also have line of sight to achieving the commitments we set forth at our investor event: delivering EBIT margins greater than 6% and annual operating cash flow greater than $1 billion. We recognize that we need to deliver more and we are acting with a sense of urgency to deliver greater profitability and cash flow as we grow market share, optimize across platforms and drive scale. We are confident in our path forward and excited about the future of our business.
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
Due to the extraordinary impact of COVID-19 on our results in fiscal year 2020, we analyzed the third quarter of fiscal year 2021 net sales through EBIT against the same fiscal quarters in 2020 and 2019 to provide useful supplemental comparability.
Our Anniversary Sale, historically the largest event of the year, typically falls in the second quarter. In 2021, approximately one week of the Anniversary Sale shifted into the third quarter. As a result of COVID-19 in 2020, the Anniversary Sale was moved to August, which fell entirely in our third quarter. In 2019, the Anniversary Sale was entirely in the second quarter.
Net Sales
The following table summarizes net sales:

	Quarter Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales:
Nordstrom	$2,343	$2,120	$6,614	$4,543
Nordstrom Rack	1,191	882	3,406	2,263
Total net sales	$3,534	$3,002	$10,020	$6,806

Net sales increase (decrease):
Nordstrom	10.5%	(6.6%)	45.6%	(34.4%)
Nordstrom Rack	35.2%	(32.0%)	50.6%	(39.9%)
Total Company	17.7%	(15.8%)	47.2%	(36.4%)

Digital sales as a % of total net sales	40%	54%	42%	56%
Digital sales (decrease) increase	(12%)	37%	10%	13%
Net Sales (2021 vs. 2020)
Total Company net sales increased for the third quarter and nine months ended October 30, 2021, compared with the same periods in 2020. Our stores were temporarily closed for approximately three of the nine months ended October 31, 2020 as a result of COVID-19. During the nine months ended October 30, 2021, we opened one and closed three Nordstrom Rack stores. The top-performing merchandise categories were Men’s Apparel and Active for the third quarter of 2021 and Men’s Apparel, Active and Accessories for the nine months ended October 30, 2021, compared with the same periods in 2020.
Digital sales decreased for the third quarter and increased for the nine months ended October 30, 2021, compared with the same periods in 2020. Nordstrom and Nordstrom Rack net sales increased for the third quarter and nine months ended October 30, 2021, compared with the same periods in 2020.
Net Sales (2021 vs. 2019)
Total Company net sales decreased 0.9% for the third quarter of 2021, compared with the same period in 2019. The timing shift of the Anniversary Sale had a positive impact on net sales of approximately 2 percentage points compared with the third quarter of 2019. Home, Active and Designer were the top-performing merchandise categories in the third quarter of 2021, compared with the same period in 2019.
Digital sales increased 20%, Nordstrom net sales increased 3.2% and Nordstrom Rack net sales decreased 8.0% for the third quarter of 2021, compared with the same period in 2019.
See Note 2: Revenue in Item 1 for information about disaggregated revenues.
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
Credit Card Revenues, Net (2021 vs. 2020)
Credit card revenues, net increased $16 and $19 for the third quarter and nine months ended October 30, 2021, compared with the same periods in 2020, primarily as a result of higher interchange fees due to increased spend on credit cards, lower losses from bad debt and, for the third quarter, higher late fee revenue.
Credit Card Revenues, Net (2021 vs. 2019)
Credit card revenues, net decreased $3 for the third quarter of 2021, compared with the same period in 2019, primarily as a result of lower finance charges and late fee revenues due to lower outstanding balances.
Gross Profit
The following table summarizes gross profit:

	Quarter Ended			Nine Months Ended
	October 30, 2021	October 31, 2020	November 2, 2019	October 30, 2021	October 31, 2020	November 2, 2019
Gross profit	$1,240	$983	$1,222	$3,374	$1,571	$3,645
Gross profit as a % of net sales	35.1%	32.8%	34.3%	33.7%	23.1%	34.1%

				October 30, 2021	October 31, 2020	November 2, 2019
Inventory turnover rate				4.20	4.38	4.47
Gross Profit (2021 vs. 2020)
Gross profit increased $257 and 2 percentage points as a rate of net sales for the third quarter of 2021, and $1,803 and 11 percentage points as a rate of net sales for the nine months ended October 30, 2021 compared with the same periods in 2020, primarily due to fewer markdowns and leverage from higher net sales.
Ending inventory as of October 30, 2021 increased 54% versus an 18% increase in sales for the third quarter of 2021 compared with the same period in 2020. The change in inventory levels compared with 2020 was due to our actions to pull forward receipts into the third quarter of 2021 to support early holiday sales and mitigate continuing supply chain backlogs, as well as decreased inventory levels in 2020 that aligned with lower sales from the impacts of COVID-19. Higher inventory levels led to a decrease in inventory turnover rate as of October 30, 2021 compared with October 31, 2020.
Gross Profit (2021 vs. 2019)
Gross profit increased $18 for the third quarter of 2021, compared with the same period in 2019, due to lower buying and occupancy costs. Gross profit increased 1 percentage point as a rate of net sales for the same period, due to increased leverage on lower buying and occupancy costs as well as higher merchandise margins.
Ending inventory increased 13% versus a 1% decrease in sales for the third quarter of 2021 compared with the same period in 2019. The change in inventory levels compared with 2019 was due to our actions to pull forward receipts to support early holiday sales and mitigate continuing supply chain backlogs.
Selling, General and Administrative Expenses
SG&A is summarized in the following table:

	Quarter Ended			Nine Months Ended
	October 30, 2021	October 31, 2020	November 2, 2019	October 30, 2021	October 31, 2020	November 2, 2019
SG&A expenses	$1,216	$964	$1,135	$3,464	$2,912	$3,453
SG&A expenses as a % of net sales	34.4%	32.1%	31.8%	34.6%	42.8%	32.3%
19 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts)
SG&A (2021 vs. 2020)
SG&A increased $252 during the third quarter of 2021, and $552 for the nine months ended October 30, 2021, compared with the same periods in 2020, primarily due to variable labor and fulfillment costs on higher sales volume, partially offset for the nine months ended October 30, 2021 by the impact of COVID-19 related charges that occurred in the first half of 2020. SG&A rate increased 2 percentage points during the third quarter of 2021 compared with the same period in 2020, as a result of labor cost pressure, partially offset by leverage on higher sales. SG&A rate decreased 8 percentage points for the nine months ended October 30, 2021, compared with the same period in 2020, as a result of leverage on higher sales and COVID-19 related charges that occurred in the first half of 2020.
SG&A (2021 vs. 2019)
SG&A increased $81 and 3 percentage points as a rate of net sales during the third quarter of 2021, compared with the same period in 2019, primarily due to fulfillment and labor cost pressures, partially offset by the continued benefits from resetting the cost structure in 2020.
Earnings (Loss) Before Interest and Income Taxes
EBIT is summarized in the following table:

	Quarter Ended			Nine Months Ended
	October 30, 2021	October 31, 2020	November 2, 2019	October 30, 2021	October 31, 2020	November 2, 2019
EBIT	$127	$106	$193	$193	($1,077)	$485
EBIT as a % of net sales	3.6%	3.5%	5.4%	1.9%	(15.8%)	4.5%
EBIT (2021 vs. 2020)
EBIT improved $21 for the third quarter of 2021 which was flat as a rate of net sales, compared with the same period in 2020, primarily due to higher sales volume and improved merchandise margins, partially offset by labor cost pressure. EBIT improved $1,270 and 18 percentage points as a rate of net sales for the nine months ended October 30, 2021, compared with the same period in 2020, primarily due to higher sales volume, gross margin improvement and the 2020 impacts of COVID-19.
EBIT (2021 vs. 2019)
For the third quarter of 2021, EBIT decreased $66 and 2 percentage points as a rate of net sales, compared with the same period in 2019, primarily due to fulfillment and labor cost pressures, partially offset by the continued benefits from resetting the cost structure in 2020.
Interest Expense, Net
Interest expense, net was $36 for the third quarter of 2021, compared with $48 for the same period in 2020, and $213 for the nine months ended October 30, 2021, compared with $133 for the same period in 2020. The decrease for the third quarter of 2021 was primarily due to the redemptions of the Secured Notes during the first quarter of 2021 and the 4.0% unsecured notes during the second quarter of 2021. The increase for the nine months ended October 30, 2021 was primarily due to debt refinance charges of $88 related to the redemption of the Secured Notes in the first quarter of 2021.
Income Tax Expense
Income tax expense is summarized in the following table:

	Quarter Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Income tax expense (benefit)	$27	$5	$2	($487)
Effective tax rate	29.9%	7.9%	(7.6%)	40.3%
The effective tax rate increased in the third quarter of 2021, compared with the same period in 2020, primarily due to additional tax benefits recorded in 2020 associated with losses eligible for carryback under the CARES Act. The effective tax rate decreased for the nine months ended October 30, 2021, compared with the same period in 2020, primarily due to the CARES Act that allowed us to carry back the 2020 loss at the higher tax rate applicable in previous years. Income tax expense for the nine months ended October 30, 2021, when compared with a loss before income taxes, resulted in a negative rate.
20 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts)
Earnings (Loss) Per Share
EPS is as follows:

	Quarter Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Basic	$0.40	$0.34	($0.14)	($4.60)
Diluted	$0.39	$0.34	($0.14)	($4.60)
Earnings (loss) per diluted share increased $0.05 for the third quarter of 2021 and $4.46 for the nine months ended October 30, 2021, compared with the same periods in 2020, during which stores were temporarily closed for approximately three of the nine months ended October 31, 2020. These increases were primarily due to higher sales and improved merchandise margins, partially offset for the nine months ended October 30, 2021 by $0.41 per diluted share for an interest expense charge related to the redemption of the Secured Notes in the first quarter of 2021. In 2020, we incurred COVID-19 related charges, which reduced net earnings for the nine months ended October 31, 2020 by $1.06 per diluted share.
Fiscal Year 2021 Outlook
We have reaffirmed the following financial expectations for fiscal 2021:
•Revenue, including retail sales and credit card revenues, is expected to grow more than 35 percent versus fiscal 2020
•EBIT margin is expected to be approximately 3.0 to 3.5 percent of sales
•Income tax rate is expected to be approximately 27 percent
•Leverage ratio is expected to be approximately 3x by year-end
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

	Four Quarters Ended
	October 30, 2021	October 31, 2020
Net earnings (loss)	$11	($530)
Less: income tax benefit	(49)	(417)
Add: interest expense	262	176
Earnings (loss) before interest and income tax expense	224	(771)

Add: operating lease interest[1]	89	97
Adjusted net operating income (loss)	313	(674)

(Less) Add: estimated income tax (benefit) expense	(406)	297
Adjusted net operating loss after tax	($93)	($377)

Average total assets	$9,489	$9,825
Less: average deferred property incentives in excess of ROU assets[2]	(243)	(287)
Less: average non-interest bearing current liabilities	(3,423)	(3,215)
Average invested capital	$5,823	$6,323

Return on assets[3]	0.1%	(5.4%)
Adjusted ROIC[3]	(1.6%)	(6.0%)
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
3 COVID-19 related charges for the four quarters ended October 31, 2020 negatively impacted return on assets by approximately 170 basis points and Adjusted ROIC by approximately 270 basis points.
LIQUIDITY AND CAPITAL RESOURCES
We strive to maintain a level of liquidity sufficient to allow us to cover our seasonal cash needs and to maintain appropriate levels of short-term borrowings. Our ongoing working capital requirements are generally funded primarily through cash flows generated from operations. In addition, we have access to the commercial paper market and can draw on our revolving credit facilities for working capital, capital expenditures and general corporate purposes. We ended the third quarter of 2021 with $267 in cash and cash equivalents and $600 of additional liquidity available on our Revolver. We believe that our operating cash flows are sufficient to meet our cash requirements for the next 12 months and beyond.
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
22 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts)
The following is a summary of our cash flows by activity:

	Nine Months Ended
	October 30, 2021	October 31, 2020
Net cash provided by (used in) operating activities	$277	($436)
Net cash used in investing activities	(378)	(291)
Net cash (used in) provided by financing activities	(315)	773
Operating Activities
Net cash from operating activities increased $713 for the nine months ended October 30, 2021, compared with the same period in 2020, primarily due to an improvement in net earnings and receipt of the income tax refund related to the loss carryback provision of the CARES Act, partially offset by an increase in inventory purchased.
Investing Activities
Net cash used in investing activities increased $87 for the nine months ended October 30, 2021, compared with the same period in 2020, primarily due to the payment of the majority of our final installment related to Nordstrom NYC and our investment in ASOS.com Ltd.
Capital Expenditures
Our capital expenditures, net are summarized as follows:

	Nine Months Ended
	October 30, 2021	October 31, 2020
Capital expenditures	$361	$311
Less: deferred property incentives[1]	(10)	(32)
Capital expenditures, net	$351	$279

Capital expenditures as a % of net sales	3.6%	4.6%
1 Deferred property incentives are included in our cash provided by operations in our Condensed Consolidated Statements of Cash Flows in Item 1. We operationally view the property incentives we receive from our developers and vendors as an offset to our capital expenditures.
Financing Activities
Net cash from financing activities decreased $1,088 for the nine months ended October 30, 2021, compared with the same period in 2020, primarily due to the retirement of the Secured Notes and 4.0% senior unsecured notes that were due October 2021 (see Note 3: Debt and Credit Facilities in Item 1).
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

	Nine Months Ended
	October 30, 2021	October 31, 2020
Net cash provided by (used in) operating activities	$277	($436)
Less: capital expenditures	(361)	(311)
(Less) Add: change in cash book overdrafts	(4)	39
Free Cash Flow	($88)	($708)
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

	Nine Months Ended
	October 30, 2021	October 31, 2020
Net loss	($22)	($723)
Add (Less): income tax expense (benefit)	2	(487)
Add: interest expense, net	213	133
Earnings (loss) before interest and income taxes	193	(1,077)

Add: depreciation and amortization expenses	477	505
Less: amortization of developer reimbursements	(59)	(65)
Add: asset impairments	—	137
Adjusted EBITDA	$611	($500)
Credit Capacity and Commitments
In 2021, we borrowed $200 under our Revolver in the first quarter, which was fully repaid in the second quarter, and borrowed an additional $200 in the third quarter. As of October 30, 2021, we had $200 in borrowings outstanding under our Revolver. In November 2021, subsequent to quarter end, we completely repaid the outstanding balance on our Revolver.
The Revolver contains customary representations, warranties, covenants and terms, including paying a variable rate of interest and a commitment fee based on our debt rating, and is available for working capital, capital expenditures and general corporate purposes. Provided that we obtain written consent from our lenders, we have the option to increase the Revolver by up to $200, to a total of $1,000, and two options to extend the Revolver by one year. For more information about our credit facilities, see Note 3: Debt and Credit Facilities in Item 1.
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
Revolver Covenants
As of October 30, 2021, we were in compliance with all our Revolver covenants. Under our current covenant structure, if our Leverage Ratio is greater than four or our unsecured debt is rated below BBB- with a stable outlook at Standard & Poor’s or Baa3 with a stable outlook at Moody’s, any outstanding borrowings under our Revolver will be secured by substantially all our personal property.
As of October 30, 2021, our Leverage Ratio was greater than 3.75, thus we did not meet the requirements under our Revolver amendment to pay dividends or repurchase shares. For more information about our Revolver covenants, see Note 3: Debt and Credit Facilities in Item 1.
24 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts)
Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted Debt to EBITDAR is one of our key financial metrics and we believe that our debt levels are best analyzed using this measure, as it provides a reflection of our creditworthiness which could impact our credit rating and borrowing costs. This metric is calculated in accordance with our Revolver covenant and is a key component in assessing whether our revolving credit facility is secured or unsecured, as well as our ability to make dividend payments and share repurchases. Our goal is to manage debt levels to maintain an investment-grade credit rating while operating with an efficient capital structure.
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

October 30, 2021
Debt	$3,051
Add: estimated capitalized operating lease liability[1]	1,374
Adjusted Debt	$4,425

Four Quarters Ended October 30, 2021
Net earnings	$11
Less: income tax benefit	(49)
Add: interest expense, net	261
Adjusted earnings before interest and income taxes	$223

Add: depreciation and amortization expenses	643
Add: rent expense, net[2]	229
Add: other Revolver covenant adjustments[3]	1
Adjusted EBITDAR	$1,096

Debt to Net Earnings	271.0
Adjusted Debt to EBITDAR	4.04
1 Based upon the estimated lease liability as of the end of the period, calculated as the trailing four quarters of rent expense multiplied by six, a method of estimating the debt we would record for our leases that are classified as operating if they had met the criteria for a capital lease or we had purchased the property and is calculated under the previous lease standard (ASC 840), consistent with our Revolver covenant calculation requirements. The estimated lease liability is not calculated in accordance with, nor an alternative for, GAAP and should not be considered in isolation or as a substitution for our results reported under GAAP.
2 Rent expense, net of amortization of developer reimbursements, is added back for consistency with our Revolver covenant calculation requirements, and is calculated under the previous lease standard (ASC 840).
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) SHARE REPURCHASES
(Dollar and share amounts in millions, except per share amounts)
In August 2018, our Board of Directors authorized a program to repurchase up to $1,500 of our outstanding common stock, with no expiration date. As a result of uncertainties from COVID-19 impacts, we repurchased no shares of common stock during the third quarter of 2021 and we had $707 remaining in share repurchase capacity as of October 30, 2021. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to the discretion of the Board of Directors, contractual commitments, market and economic conditions and applicable SEC rules.
Item 6. Exhibits.
(a) The information required under this item is incorporated herein by reference or filed or furnished as part of this report at:

Page
Nordstrom, Inc. and Subsidiaries Exhibit Index	28
All other exhibits are omitted because they are not applicable, not required or because the information required has been given as part of this report.
27 of 29

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
28 of 29

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Anne L. Bramman
Anne L. Bramman
Chief Financial Officer
(Principal Financial Officer)

Date:	December 3, 2021
29 of 29