Form 10-K
period 2022-01-29
NORDSTROM INC
filed 2022-03-11
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of July 30, 2021, the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $4.2 billion using the closing sales price on that day of $33.10. On March 7, 2022, 159,398,577 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2022 Annual Meeting of Shareholders, scheduled to be held on May 18, 2022, are incorporated into Part II and III.

Nordstrom, Inc. and subsidiaries 1

[This page intentionally left blank.]

Nordstrom, Inc. and subsidiaries 3

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “pursue,” “going forward,” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our anticipated financial outlook for the fiscal year ending January 28, 2023, trends in our operations and the following:
Strategic and Operational
•COVID-19, which may make it necessary to close our physical stores and facilities in affected areas, may have a negative impact on our business and results, and may exacerbate the risks below,
•successful execution of our customer strategy to provide customers superior service, products and experiences, online, through our fulfillment capabilities and in stores,
•timely and effective implementation and execution of our evolving business model, including:
◦winning at our market strategy by providing a differentiated and seamless experience, which consists of the integration of our digital and physical assets, development of new supply chain capabilities and timely delivery of products,
◦broadening the reach of Nordstrom Rack, including expanding our price range and selection and leveraging our digital and physical assets,
◦enhancing our platforms and processes to deliver core capabilities to drive customer, employee and partner experiences both digitally and in-store,
•our ability to effectively manage our merchandise strategy, including our ability to offer compelling assortments,
•our ability to effectively allocate and scale our marketing strategies and resources, as well as realize the expected benefits between The Nordy Club, advertising and promotional campaigns,
•our ability to respond to the evolving retail environment, including new fashion trends, environmental considerations and our customers’ changing expectations of service and experience in stores and online, and our development of new market strategies and customer offerings,
•our ability to mitigate the effects of disruptions in the global supply chain, including factory closures, transportation challenges or stoppages of certain imports, and rising prices of raw materials and freight expenses,
•our ability to control costs through effective inventory management, fulfillment and supply chain processes and systems,
•our ability to acquire, develop and retain qualified and diverse talent by providing appropriate training, compelling work environments and competitive compensation and benefits, especially in areas with increased market compensation,
•our ability to realize the expected benefits, anticipate and respond to potential risks and appropriately manage costs associated with our credit card revenue sharing program,
•potential goodwill impairment charges, future impairment charges, fluctuations in the fair values of reporting units or of assets in the event projected financial results are not achieved within expected time frames or our strategic direction changes,
Data, Cybersecurity and Information Technology
•successful execution of our information technology strategy, including engagement with third-party service providers,
•the impact of any systems or network failures, cybersecurity and/or security breaches, including any security breach of our systems or those of a third-party provider that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information, or that results in the interruption of business processes, and our compliance with information security and privacy laws and regulations, as well as third-party contractual obligations in the event of such an incident,
Reputation and Relationships
•our ability to maintain our reputation and relationships with our customers, employees, vendors and third-party partners and landlords,
•our ability to act responsibly and with transparency with respect to our corporate social responsibility practices and initiatives, meet any communicated targets, goals or milestones,
•our ability to market our brand and distribute our products through a variety of third-party publisher or platform channels, as well as access mobile operating system and website identifiers for personalized delivery of targeted advertising,

Investment and Capital
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
•the length and severity of epidemics or pandemics, such as the COVID-19 pandemic, or other catastrophic events, and the related impact on customer behavior, store and online operations and supply chain functions, as well as our future consolidated financial position, results of operations and cash flows,
•the impact of the seasonal nature of our business and cyclical customer spending,
•the impact of economic and market conditions in the U.S. and Canada, including inflation and resulting changes to customer purchasing behavior, unemployment and bankruptcy rates, as well as any fiscal stimulus, or the cessation of any fiscal stimulus and the resulting impact on consumer spending and credit patterns,
•the impact of economic, environmental or political conditions,
•the impact of changing traffic patterns at shopping centers and malls,
•financial insecurity or potential insolvency experienced by our vendors, suppliers, landlords, competitors, or customers as a result of any economic downturn,
•weather conditions, natural disasters, climate change, national security concerns, civil unrest, other market and supply chain disruptions, the effects of tariffs, or the prospects of these events and the resulting impact on consumer spending patterns or information technology systems and communications,
Legal and Regulatory
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
These and other factors, including those factors we discussed in Part I, Item 1A. Risk Factors, could affect our financial results and cause our actual results to differ materially from any forward-looking information we may provide. Given these risks, uncertainties and other factors, undue reliance should not be placed on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. This Annual Report on Form 10-K should be read completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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

Nordstrom, Inc. and subsidiaries 5

DEFINITIONS OF COMMONLY USED TERMS

Term	Definition
2019 Plan	2019 Equity Incentive Plan
2021 Annual Report	Annual Report on Form 10-K filed on March 11, 2022
Adjusted EBITDA	Adjusted earnings (loss) before interest, income taxes, depreciation and amortization (a non-GAAP financial measure)
Adjusted EBITDAR	Adjusted earnings (loss) before interest, income taxes, depreciation, amortization and rent, as defined by our Revolver covenant (a non-GAAP financial measure)
Adjusted ROIC	Adjusted return on invested capital (a non-GAAP financial measure)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CODM	Chief operating decision maker
COVID-19	Novel coronavirus
Digital sales
Sales conducted through a digital platform such as our websites or mobile apps. Digital sales may be self-guided by the customer, as in a traditional online order, or facilitated by a salesperson using a virtual styling or selling tool. Digital sales may be delivered to the customer or picked up in our Nordstrom stores, Nordstrom Rack stores or Nordstrom Local service hubs. Digital sales also include a reserve for estimated returns.

EBIT	Earnings (loss) before interest and income taxes
EPS	Earnings (loss) per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fiscal year 2021	52 fiscal weeks ending January 29, 2022
Fiscal year 2020	52 fiscal weeks ending January 30, 2021
Fiscal year 2019	52 fiscal weeks ending February 1, 2020
GAAP	U.S. generally accepted accounting principles
GMV	Gross merchandise value
Gross profit	Net sales less cost of sales and related buying and occupancy costs
Leverage Ratio	The sum of the preceding twelve months of rent expense under the previous lease guidance multiplied by six and funded debt divided by the preceding twelve months of Adjusted EBITDAR as defined by our Revolver covenant. See Capital Resources in Item 7 for a reconciliation of our non-GAAP financial measure.
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Nordstrom	Nordstrom.com, TrunkClub.com, Nordstrom-branded U.S. stores, Canada, which includes Nordstrom.ca, Nordstrom Canadian stores and Nordstrom Rack Canadian stores, and Nordstrom Local
Nordstrom Local	Nordstrom Local service hubs, which offer Nordstrom order pickups, returns, alterations and other services
Nordstrom NYC	Our New York City Nordstrom flagship store, including the Men’s location
Nordstrom Rack	NordstromRack.com, Nordstrom Rack-branded U.S. stores, Last Chance clearance stores and, prior to the first quarter of 2021, HauteLook.com
The Nordy Club	Our customer loyalty program
NYSE	New York Stock Exchange
Operating Lease Cost	Fixed rent expense, including fixed common area maintenance expense, net of developer reimbursement amortization
PCAOB	Public Company Accounting Oversight Board (United States)
Property incentives	Developer and vendor reimbursements
PSU	Performance share unit
Revolver	Senior revolving credit facility
ROU asset	Operating lease right-of-use asset
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
SERP	Unfunded defined benefit Supplemental Executive Retirement Plan
Secured Notes	8.750% senior secured notes due May 2025
SG&A	Selling, general and administrative
Supply Chain Network	Fulfillment centers that primarily process and ship orders to our customers, distribution centers that primarily process and ship merchandise to our stores and other facilities and omni-channel centers that both fulfill customer orders and ship merchandise to our stores
TD	Toronto-Dominion Bank, N.A.

PART I
Item 1. Business.
DESCRIPTION OF BUSINESS
Overview
The Company was founded in 1901 as a retail shoe business in Seattle, Washington under the guiding principle that success would come by offering customers the very best service, selection, quality and value. We aspire to be the best fashion retailer in a digitally-connected world by leveraging the strength of the Nordstrom and Nordstrom Rack brands. We offer an extensive selection of high-quality brand-name and private label merchandise for women, men, young adults and children focused on apparel, shoes, beauty, accessories and home goods. No matter how customers choose to shop, we are committed to delivering superior service, product and experience, including alterations, order pickup, dining and styling, to make shopping fun, personalized and convenient.
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
Nordstrom Rack is a premier off-price destination with an industry-leading off-price digital presence, offering in-demand product and a treasure hunt experience at compelling prices. Nordstrom Rack includes the following digital and physical properties:
•NordstromRack.com website and mobile application
•240 Nordstrom Rack stores in the U.S.
•two Last Chance clearance stores
Nordstrom Rack purchases merchandise primarily from the same vendors carried at Nordstrom and also serves as an outlet for clearance merchandise from the Nordstrom banner. We plan to expand our offerings of the most coveted brands we carry, as well as source from new vendors, to ensure we have the selection our customers want. Currently, NordstromRack.com offers both a selection of Nordstrom Rack merchandise and limited-time flash sale events on fashion and lifestyle brands, which formerly existed on HauteLook.com prior to the first quarter of 2021 when it was consolidated into NordstromRack.com.
As a business, one of our key advantages lies in our ability to leverage an integrated network of physical and digital assets across both Nordstrom and Nordstrom Rack banners. This creates flexibility and convenience for our customers, no matter how they choose to shop – online, through our apps or in stores. This omni-channel platform is our differentiator, providing customers with four times more product available for next day pickup, the ability to pickup or return orders to any store location regardless of purchase origin, and our suite of personalized services.
As our business evolves, our market strategy is a key strategic growth priority. Our strategy leverages a strong store fleet and links our omni-channel capabilities at the local market level, positioning us physically closer to the customer and allowing us to drive customer engagement through better service and greater access to product. There are two elements to this strategy: first, we aim to provide customers a greater selection of merchandise available for next-day pickup or delivery without increasing inventory levels. Second, we are increasing engagement with customers by offering express services such as order pickup, returns and alterations at additional convenient locations. In 2021, we expanded our strategy to 20 of our top markets, which encompass approximately 75% of our revenues.
We also receive credit card revenue through our program agreement with TD, whereby TD is the exclusive issuer of our consumer credit cards and we perform account servicing functions. Credit card revenues, net include our portion of the ongoing credit card revenue, net of credit losses, pursuant to our program agreement with TD.

Nordstrom, Inc. and subsidiaries 7

Products
In order to offer merchandise that our customers want, we purchase from a wide variety of high-quality domestic and foreign suppliers. Additionally, we utilize alternative vendor partnership models beyond traditional wholesale arrangements that provide a broader assortment in new and existing categories without a corresponding increase in owned inventory. We also have arrangements with agents and contract manufacturers to produce our private label merchandise.
Nordstrom Rack invests in pack and hold inventory, which involves the strategic purchase of merchandise from some of our top brands in advance of the upcoming selling seasons or to minimize inventory gaps from supply chain disruptions, allowing us to buy larger quantities of relevant items when available, then hold a portion of it to deploy in periods with high demand, tight supply or system constraints. This inventory is typically held for six months on average.
Return Policy
We have a fair and reasonable approach to returns, handling them on a case-by-case basis with the ultimate objective of making our customers happy. Almost all merchandise can be returned by mail or at any store location. We have no formal policy on how long we accept returns at Nordstrom stores, Nordstrom.com or Nordstrom.ca. Our goal is to take care of our customers, which includes making returns and exchanges easy, whether in stores or online, where we offer free shipping on purchases and returns. Trunk Club allows customers five days from delivery to decide what items they would like to keep or send back for free if the items are in original condition. Trunks can be returned via mail or at any Nordstrom store. Our Nordstrom Rack stores and NordstromRack.com generally accept returns of apparel, footwear, accessories and home products up to 45 days from the date of purchase or date of shipment with the original price tag and sales receipt.
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
Supply Chain Network
Our Supply Chain Network consists of:
•fulfillment centers that primarily process and ship orders to our customers
•distribution centers that primarily process and ship merchandise to our stores and other facilities
•omni-channel centers that both fulfill customer orders and ship merchandise to our stores
We are continually expanding and enhancing our Supply Chain Network facilities and inventory management systems to support our omni-channel capabilities and provide greater access to merchandise selection and faster delivery. We select locations and customize inventory allocations to enable merchandise to flow more efficiently and quickly to our customers. Nordstrom online purchases are primarily shipped to our customers from our fulfillment centers but may also be shipped from our Nordstrom stores, distribution centers or omni-channel centers. Nordstrom in-store purchases are primarily fulfilled from that store’s inventory, but when inventory is unavailable at that store, it may also be shipped to our customers from our fulfillment centers, distribution centers, omni-channel centers or from other Nordstrom stores. Nordstrom Rack online purchases are primarily shipped to our customers from our fulfillment centers and distribution centers, but may also be shipped from our Nordstrom Rack stores. Both Nordstrom and Nordstrom Rack selectively use vendor dropship to supplement online offerings, which are then shipped directly from the vendor to the end customer.
Our first large-scale omni-channel center in Riverside, California, which supports our Nordstrom customers in the West Coast region, opened in 2020. Nordstrom Rack inventory and fulfillment will be added to this facility in the future. Our smaller Local Omni-channel Hub in Torrance, California was opened in 2019 and supports the greater Los Angeles market as part of our market strategy and has highly curated inventory that serves the specialized needs of that market.
EMPLOYEES
We believe that creating an outstanding customer experience begins with creating an environment that celebrates and supports all employees. As we strive to attract and retain the best talent in the industry, we are committed to cultivating a workplace culture in which each of our employees is supported and feels confident bringing their full self to work.

In 2021, we employed an average of 60,000 full- and part-time employees. Due to the seasonal nature of our business, employment increased to approximately 72,000 for the holiday season. All of our employees are non-union.
Diversity, Inclusion & Belonging
Our diversity, inclusion and belonging strategy focuses on four pillars:
•Talent — increasing demographic diversity among our employees
•Culture — cultivating a greater sense of belonging throughout our organization
•Marketplace — consistently serving our customers through a lens of anti-racism and equity
•Leadership — setting consistent, future-oriented expectations for our leaders
Over the past several years, we amplified our efforts in these areas and set specific goals to achieve by the end of 2025, which include:
•Doubling our charitable giving to nonprofit organizations that promote anti-racism, bringing that total to approximately $1 million a year.
•Delivering $500 million in retail sales from brands owned by, operated by or designed by Black and/or Latinx individuals.
•Increasing representation of Black and Latinx individuals in people-manager roles by at least 50%.
•Leveraging our internship program and other initiatives to help us reach qualified candidates early in their careers, with a goal on average of at least 50% of participants in these programs coming from underrepresented populations.
We monitor and track progress against our strategy. Leading this work and driving accountability is our Diversity, Inclusion and Belonging Action Council, co-chaired by Erik B. Nordstrom, Chief Executive Officer, Peter E. Nordstrom, President and Chief Brand Officer and Farrell Redwine, Chief Human Resources Officer. The Council brings together a diverse mix of leaders from across our Company and a representative from our Board of Directors to monitor, assess and measure outcomes on Company-wide programs that drive our strategy forward.
Our Culture
We recognize the need for our employees to feel a sense of belonging and connection, especially throughout the past two years of continued isolation. One way we seek to facilitate this sense of connection is through our eight employee-led, Nordstrom-sponsored Employee Resource Groups that represent a variety of seen and unseen identities and serve to advance understanding and celebrate voices from across our organization.
Looking ahead, we are committed to strengthening our employees’ sense of belonging. We survey all employees annually regarding their sense of inclusion and psychological safety at work. With greater understanding of employees' challenges and perspectives, we can work toward building an ever-more supportive and inclusive culture.
Employee Safety and Well-being
The health and safety of our customers, employees and communities is something we take very seriously. At the onset of the pandemic, we worked quickly to close our stores, find new ways to support and protect our teams and customers and keep our employees informed throughout a tumultuous period.
When our stores reopened, we implemented robust health and safety measures designed to keep our teams and our customers safe, including social distancing, mask wearing, hand washing, sanitizing and daily health screenings. We also installed health advisors in each store location, fulfillment center and distribution center to support our employees and keep them informed. We continue to adjust our approach to health and safety in keeping with Centers for Disease Control and Prevention and local jurisdictional guidance and are prepared to make changes as the situation continues to evolve.
The pandemic also underscored the importance of supporting our employees’ mental well-being in addition to their physical safety. We continue to offer a variety of mental, emotional and physical wellness resources to support our employees.
Total Rewards
To support our goals to retain and attract talented employees, we review our benefits and compensation approach annually.
•Benefits: We offer a range of benefits to all employees upon meeting eligibility requirements, including health care, wellness programs, financial/retirement plans and time away. Throughout 2021, we provided a short-term disability paid benefit for employees with a confirmed or presumptive COVID-19 diagnosis, high-risk employees and employees who had first degree exposure. We also provided paid time off to quarantine following potential COVID-19 exposure in the workplace, and vaccination pay for employees to receive both doses of the COVID-19 vaccine. In addition, we increased our focus on well-being by activating a multi-year strategy to bring our people new resources and tools to support total well-being including mental health support.
•Compensation: We regularly review our pay in the markets in which we operate to ensure we are competitive, and update accordingly throughout the year.

Nordstrom, Inc. and subsidiaries 9

CORPORATE RESPONSIBILITY
We believe we have a responsibility to support the many people and communities we serve. In 2020, we updated our Corporate Social Responsibility strategy with a new set of five-year goals focused on environmental sustainability, human rights and corporate philanthropy. These goals guide us as we work to address areas where our Company and industry have the most impact to create positive change.
In 2021, we made meaningful progress to advance our commitment toward responsible business. Specific highlights include:
•Human Rights: We audited Nordstrom Made factories for compliance with our Partner Code of Conduct and implemented corrective action plans where necessary. We also strengthened our policies and programs to enhance human rights protections and launched a human rights impact assessment.
•Women’s Rights: This year we hit a milestone: nearly 45% of Nordstrom Made products were produced in factories that offer women’s empowerment training, bringing us closer to our goal of producing 90% of Nordstrom Made products in factories that invest in women's empowerment by 2025.
•Charitable Giving: We donated nearly $11 million to over 320 organizations located in communities where we operate. Our employees gave donations and volunteered their time to over 2,700 qualifying nonprofits and other organizations, many of which were supported with Company matching. Together with our customers and our employees, we used our platform to drive more than $14 million in nonprofit donations across the U.S. and Canada.
•Environmental Sustainability: We kept approximately 290 tons of clothing out of landfills through donation, resale or refurbishment, exceeding our goal of 250 tons. We also expanded BEAUTYCYCLE, our in-store beauty take-back and recycling program, to our Canadian stores, and took back over five tons of beauty packaging.
Read our full list of 2025 goals and more on our corporate social responsibility efforts at NordstromCares.com.
TRADEMARKS
Our most notable trademarks include Nordstrom, Nordstrom Rack, Trunk Club, Zella, BP., Treasure & Bond, Halogen, Abound and Caslon. Each of our trademarks is renewable indefinitely, provided it is still used in commerce at the time of the renewal.
SEASONALITY
Our business, like that of other retailers, is subject to seasonal fluctuations and cyclical trends in consumer spending. Our sales are typically higher in our second quarter, which usually includes most of the Anniversary Sale, and in our fourth quarter due to the holidays. In 2021, approximately one week of the Anniversary Sale shifted into our third quarter, and in 2020, as a result of COVID-19, the Anniversary Sale fell entirely in our third quarter. Results for any one quarter are not indicative of the results that may be achieved for a full fiscal year. We plan our merchandise purchases and receipts to coincide with expected sales trends. For instance, our merchandise purchases and receipts increase prior to the Anniversary Sale, and we purchase and receive a larger amount of merchandise in the fall as we prepare for the holiday shopping season (typically from late November through December). Consistent with our seasonal fluctuations, our working capital requirements have historically increased during the months leading up to the Anniversary Sale and the holidays as we purchase inventory in anticipation of increased sales.
COMPETITIVE CONDITIONS
We operate in a highly competitive business environment. We regularly compete with other international, national, regional and local retailers, including internet-based businesses, omni-channel department stores, specialty stores, off-price stores and boutiques, which may carry similar lines of merchandise. Our specific competitors vary from market to market. We believe the keys to competing in our industry are what will always matter most to our customers: providing compelling product and outstanding service, both digitally and in stores, backed by people who care. This includes serving customers on their terms by providing a seamless digital and physical experience, offering compelling, curated and quality products across a range of price points, and by strategically partnering with relevant and limited distribution brands, all in top markets.
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
For printed versions of these items or any other inquiries, please contact:

Nordstrom Investor Relations
1617 Sixth Avenue
Seattle, Washington 98101
InvRelations@Nordstrom.com
Item 1A. Risk Factors.
Our business faces many risks. We believe the risks described below outline the items of most concern to us. In evaluating our Company, you should carefully consider the following factors, in addition to the other information in this 2021 Annual Report. Before you buy our common stock or invest in our debt, you should know that making such an investment involves risks including, but not limited to, the risks described below. Any one of the following risks could harm our business, financial condition, results of operations or reputation, each of which could cause our stock price to decline or a default on our debt payments, and you may lose all or a part of your investment. Additional risks, trends and uncertainties not presently known to us or that we currently believe are immaterial may also harm our business, financial condition, results of operations or reputation.
COVID-19 RISKS
The COVID-19 global pandemic has had and may continue to have an adverse effect on our business and results of operations.
The COVID-19 pandemic continued to have widespread, rapidly evolving and unpredictable impacts on workforces, customers, consumer sentiment, economies, financial markets and business practices. Numerous state and local jurisdictions have imposed, and others in the future may impose, shelter-in-place orders, quarantines, vaccination requirements, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. The direct effects of COVID-19 and associated consumer and governmental responses have had, and may continue to have, a material adverse impact on global economic conditions and our business, results of operations and financial condition.
OPERATIONAL
We have experienced disruptions within our business, and our results for fiscal year 2021 were adversely impacted. Due to the uncertainty of COVID-19 and the speed at which the pandemic has developed over the past two years, we continue to assess the situation in real time, including government-imposed restrictions, market by market. We also saw the shifts in product and channel preferences in 2020 persist into 2021, such as a shift from occasion-based apparel to casual and home offerings, as well as a reduction in-store traffic in favor of ecommerce.
We, as well as our vendors and third-party service providers, have experienced and will continue to experience adverse operational effects due to supply chain disruptions, labor shortages, social distancing restrictions and the need to adapt to ever-changing regulatory requirements, operating procedures and protocols. To the extent that our employees contract COVID-19, it leads to slowdowns in business processes and other disruptions in business operations as we engage in contact tracing and seek to limit further spread of the virus. We are unable to accurately predict the full impact COVID-19 will have on our longer-term operations as well, particularly with respect to our current mix of merchandise offerings, event-based categories, store traffic trends, employment relations and corporate culture.
In addition, the operations, supply chain and financial condition of many of our vendors have been and may continue to be affected by COVID-19, including difficulty sourcing products and labor or obtaining the financing necessary to manufacture the products they sell to us. As a result, the business disruptions caused by the spread of COVID-19 have impacted our ability to timely acquire the products we sell to our customers. To the extent our vendors may be unable to produce, sell or ship products to us or our customers, our business may be negatively impacted.

Nordstrom, Inc. and subsidiaries 11

ECONOMIC
We have been, and may in the future be, negatively impacted by the deterioration in economic conditions caused by the spread of COVID-19 and the follow-on impact of that deterioration on discretionary consumer spending and changes in consumer behavior. Public concern regarding the risk of contracting COVID-19 has reduced store traffic and materially and adversely affected our business. Any resurgence could impede economic activity, consumer confidence or discretionary spending. We are unable to accurately predict the full impact that COVID-19 will have on our operations going forward due to uncertainties, including the currently unknowable duration and spread of COVID-19, actions taken to limit the spread, the public’s willingness to comply with such actions, testing availability, the efficacy, including the duration and protection level, and degree of public acceptance of vaccines and other treatments for COVID-19, and the impact of any governmental regulations imposed in response to the pandemic.
To the extent the COVID-19 pandemic and its associated economic challenges adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described below, such as those risks relating to our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and other liabilities, our ability to comply with the covenants contained in the agreements that govern our indebtedness, our ability to attract, retain, train and develop talent and future leaders, the performance of our credit card program with TD Bank and our ability to maintain our relationships with our customers, vendors, landlords and employees.
STRATEGIC AND OPERATIONAL RISKS
If we are unable to successfully execute our customer strategy or evolve our business model, it could negatively impact our business and future profitability and growth.
Our market strategy is a powerful enabler for the business, allowing us to better serve customers and provide greater access to product by leveraging all of our assets of people, product and place at the market level. As our business evolves, we continue to scale our market strategy and focus on better serving our customers through three priorities with significant potential for growth: winning in our most important markets, broadening the reach of Nordstrom Rack and increasing our digital velocity. Our market strategy focuses on our customers by providing a differentiated and seamless experience in a digital world by bringing all of our assets together in each market to serve customers when, where and how they want to shop. We aim to balance our assortment, increase the breadth of selection and continue to leverage our digital and physical assets to increase selection and improve profitability in our Nordstrom Rack brand. As a digital first business, we are well positioned to support our customers with a scalable platform that has been built to support continued growth. We are expanding our inventory flexibility through alternative partnership models, including strategic brands, wholesale, vertical brands, concession, dropship and other strategies. Additionally, we are scaling our Nordstrom Media Network, which allows our brand partners to directly connect with our customers through on and off-site media campaigns to drive traffic, sales and engagement.
Our focus on the customer requires us to build new supply chain capabilities and enhance existing ones, develop applications for electronic devices, improve customer-facing technology, deliver purchased products timely, enhance inventory management systems and allow greater and more fluid inventory availability between digital and retail locations through our market strategy. In addition, these strategies will require further expansion of and reliance on data science and analytics. This business model has a highly variable cost structure driven by fulfillment and marketing costs and will continue to require investments in cross-channel operations and supporting technologies. There are also inherent risks associated with the investment in new technologies and such operational and supporting technologies can be subject to failure, disruption or unavailability and increased vulnerability to cyberattacks and other cyber incidents.
If we do not successfully implement our customer strategy, including thoroughly understanding and delivering on our customer needs and wants, effectively integrating our digital operations and stores and scaling our market strategy, strengthening our brand awareness, expanding our supply chain initiatives, and efficiently getting product to our customers, we may fall short of our customers’ expectations, which would impact our brand, reputation, profitability and growth. Also, if customers shift to digital channels at a different pace than we anticipate, we may need to quickly modify our digital and store or Nordstrom and Nordstrom Rack initiatives and investments, or if we do not have or devote the resources necessary to execute upon these strategies, our business could be negatively impacted.

Our business could suffer if we do not appropriately assess and react to competitive market forces and changes in customer behavior.
The retail environment is rapidly evolving. Customer shopping preferences continue to shift, including to digital channels, and increasing expectations for faster delivery of product. In addition, the retail environment is under significant pressure from non-traditional retailers, including the pressure from the emergence of rental and recommerce companies. We regularly compete with other international, national, regional and local retailers, including internet-based businesses, omni-channel department stores, specialty stores, off-price stores and boutiques, which may carry similar lines of merchandise. Digital channels continue to facilitate comparison shopping, intensifying competition in the retail market, and marketing digitally is controlled by a few key platforms. If we fail to adequately anticipate or respond to customer behavior and expectations, or changing market dynamics, we may lose market share or our ability to remain competitive, causing our sales and profitability to suffer. If the efficiency and allocation of loyalty marketing, advertising and promotional campaigns that attract customers through various programs and media, including digital media and print, is unsuccessful in influencing consumer behavior in our digital channels and stores, or if our competitors are more effective with their programs than we are, our growth and profitability could suffer. We also may not gather accurate and relevant data or effectively utilize that data, which may impact our strategic planning, marketing and loyalty programs and our overall decision making.
Our customer relationships and sales may be negatively impacted if we do not anticipate and respond to consumer preferences and fashion trends or manage inventory levels appropriately.
Our ability to predict or respond to constantly changing fashion trends, demographics, consumer preferences and spending patterns significantly impacts our sales and operating results. We must effectively manage our merchandise mix to curate an assortment that offers newness and greater selection at various price points. Some merchandise may take several months from the time we place a purchase order to the time it is received, and our ability to accelerate or modify that timeline or purchase order contents may be limited. If we do not identify and respond to emerging trends in consumer spending and preferences quickly enough, identify the right partners that align with our customer strategy, broaden or expand our category offering fast enough or in the right areas or develop, evolve, and retain our team's talent, mindset and technical skills to support changing operating models, we may harm our ability to retain our existing customers or attract new customers. We also store a certain level of pack-and-hold inventory to deploy in periods with high demand, tight supply or system constraints. As a result, we are vulnerable to shifts in consumer demand and misjudgments in the assortment and timing of merchandise purchases which may impact our ability to sell through this inventory in future periods. Ensuring we optimize our inventory and improve the planning and management of inventory through use of data and analytics is critical to serving the customer, driving growth and maximizing profitability. If we purchase too much inventory, we may be forced to sell our merchandise at lower average margins by taking significant markdowns, which could harm our business. Conversely, if we fail to purchase enough merchandise, or inventory does not arrive fast enough or as expected, we may lose opportunities for additional sales and potentially harm relationships with our customers.
Any inability to mitigate global labor and merchandise pricing pressures or disruptions may negatively impact our profitability.
Our profitability depends in part on our ability to anticipate and react to operating volatility, including the cost and availability of labor and merchandise. Increases in product and/or delivery costs, including changes in the price of raw materials to us and our vendors that are directly or indirectly related to the production and distribution of our products or increases in energy, labor, or fuel and transportation costs, may translate to higher sales prices, which may then impact customer demand. In the near term, we are focused on improving our internal network and processes by diversifying our carrier capacity, gaining better end-to-end visibility of inventory and increasing velocity and throughput in our Supply Chain Network. If we are unable to respond effectively to ongoing pricing pressures or labor shortages, or offset such costs, there could be a material adverse impact on our business and financial results.
Our employees are key to supporting our business and operations effectively, and increased labor costs put pressure on our operating expenses. When wage rates or benefit levels increase in particular markets, increasing our wages or benefits has negatively impacted and may continue to negatively impact our earnings. Conversely, failing to offer competitive wages or benefits could adversely affect our ability to attract or retain sufficient or quality employees, causing increased turnover and our customer service to suffer. Excessive turnover may result in higher costs associated with finding, hiring, and training new employees.
Any impediment to our inventory optimization may impact our ability to drive growth and meet customer demand, affecting future results and profitability. Shortages in certain materials and increasing pricing pressures in the highly competitive retail environment have contributed, and may in the future continue to contribute, to fluctuations in the quality, availability and price of our merchandise. The availability of raw materials to the U.S. may hinder our ability to meet customer demand. Vendors and other suppliers of the Company may experience similar fluctuations or restrictions, which may subject us to the effects of their price increases. Additionally, if we do not gather complete, accurate and timely competitive pricing data, or adequately utilize this data to implement an effective pricing strategy, our ability to successfully compete could be negatively impacted causing our sales, profitability and results of operations to suffer.

Nordstrom, Inc. and subsidiaries 13

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
If we do not effectively attract, retain, train and develop talent and future leaders, our business may suffer.
We rely on the experience of our senior management, who have specific knowledge relating to us and our industry that is difficult to replace, to execute our business strategies and objectives. We have succession plans in place and our Board of Directors reviews these succession plans. If our succession plans do not adequately cover significant and unanticipated turnover, the loss of the services of any of these individuals, or any resulting negative perceptions or reactions, could damage our reputation and our business.
Additionally, our success depends on the talents and abilities of our workforce in all areas of our business, especially personnel that can adapt to complexities and grow their skillset across the changing environment. Our ability to successfully execute our customer strategy depends on attracting, developing and retaining qualified talent with diverse sets of skills, especially functional and technology specialists that directly support our strategies. We have a large workforce, and our ability to meet our labor needs is subject to various external factors such as regional minimum wage and benefits requirements, market pressures, including prevailing wage rates, benefit mix, unemployment levels, changing demographics, economic conditions and a dynamic regulatory environment.
We have experienced, and may continue to experience, increased employee attrition due to an intense competition for talent, a competitive wage environment and labor shortages. In the Seattle metropolitan area, where our corporate headquarters are located, we regularly compete for talent with many larger technology-focused companies, which may increase market compensation, especially for certain employee groups. If we are unable to offer competitive compensation and benefits, appropriate training and development, and a compelling work environment or sustain employee satisfaction, our culture may be adversely affected, our reputation may be damaged and we may incur costs related to turnover.
Our program agreement with TD, or changes to that agreement, could adversely impact our business.
The program agreement with TD was consummated on terms that allow us to maintain customer-facing activities, while TD provides Nordstrom-branded payment methods and payment processing services. If we fail to meet certain service levels, TD has the right to assume certain individual servicing functions including managing accounts and collection activities. If we lose control of such activities and functions, if we do not successfully respond to potential risks and appropriately manage potential costs associated with the program agreement with TD, or if these transactions negatively impact the customer service associated with our cards, resulting in harm to our business reputation and competitive position, our operations, cash flows and earnings could be adversely affected. If, upon expiration of our current program agreement in 2024, a new contract has less favorable terms, our results could be negatively impacted. If TD became unwilling or unable to provide these services or if there are changes to the risk management policies implemented under our program agreement with TD, our results may be negatively impacted. If we lose control over certain servicing functions and TD is unable to successfully manage accounts and collection activities, it may heighten the risk of credit losses.
DATA, CYBERSECURITY AND INFORMATION TECHNOLOGY RISKS
Even if we take appropriate measures to safeguard our information, network and environment from security breaches, our customers, employees and business could still be exposed to risk.
We and third-party providers access, collect, store and transmit sensitive and confidential Company, customer, and employee data and information, including consumer preferences and credit card information, all of which are subject to demanding and constantly changing privacy and security laws and regulations. A number of jurisdictions where we do business have enacted or are considering new privacy and data protection laws which impact our responsibilities with respect to this data, such as the California Consumer Privacy Act and the California Privacy Rights Act. In addition, the fact that the substantial majority of our corporate employees working remotely has resulted in increased demand on our information technology infrastructure, which can be subject to failure, disruption or unavailability and increased vulnerability to cyberattacks and other cyber incidents.
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

Although we and our third-party providers have implemented measures to prevent intentional or inadvertent information security breaches, these measures do not completely eliminate cybersecurity risk. Security breaches and cyber incidents and their remediation, whether at our Company, our third-party providers or other retailers, could expose us to a risk of loss, unauthorized release of customer, employee or Company confidential information, litigation, investigation, regulatory enforcement action, penalties and fines, orders to stop any alleged noncompliant activity, information technology system failures or network disruptions, increased cyber-protection and remediation costs, financial losses, potential liability, or loss of customers’, employees’ or third-party providers’ trust and business, any of which could adversely impact our reputation, competitiveness and financial performance. Concerns about our practices with regard to the collection, use, retention, security or disclosure of personal information or other privacy-related matters, even if unfounded, could damage our reputation and adversely affect our operating results.
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
REPUTATION AND RELATIONSHIP RISKS
Our customer, employee, vendor, third-party partner, landlord and other stakeholder relationships could be negatively affected if we fail to maintain our corporate culture and reputation.
We have a well-recognized culture and reputation that consumers may associate with a high level of integrity, customer service and quality merchandise, and it is one of the reasons customers shop with us and employees choose us as a place of employment. Any significant damage to our reputation, including damages arising from our business, privacy, diversity, environmental or social responsibility practices, news about our Company or factors outside our control or on social media, could diminish customer trust, weaken our vendor relationships, reduce employee morale and productivity and lead to difficulties in recruiting and retaining qualified employees. Additionally, management may not accurately assess the impact of significant legislative changes, including those that relate to privacy, employment matters, labor issues, environmental compliance and health care, impacting our relationship with our customers or our workforce and adversely affecting our sales and operations.
There is also increased focus from both internal and external stakeholders on corporate social responsibility and sustainability matters. If we do not, or are perceived not to, act responsibly with respect to our practices and initiatives, meet any communicated targets, goals or milestones or lack transparency with our initiatives, our reputation could be damaged. We may also incur additional costs as we invest in new ways to operate to better support our communities and the customer.
Our business depends on third parties for the production, supply and delivery of goods, and a disruption could result in lost sales or increased costs.
Timely receipts of quality merchandise from third parties is critical to our business. Our process to identify qualified vendors and access quality products in an efficient manner on acceptable terms and cost can be complex. Vendors and factors may also be subject to credit capacity limits that restrict shipments. In addition, we rely on a limited number of carriers to deliver our product to customers. Ongoing disruptions in the global supply chain, including factory closures, transportation challenges, rising freight expenses, violations of law or global standards with respect to human rights, quality and safety by any of our importers, manufacturers or distributors, or parties upstream within their respective supply chains, could result in delays in shipments and receipt of goods or damage our reputation. These third parties may experience supply chain or port disruptions, stoppages of certain imports, or other difficulties due to economic, business, political, environmental or epidemic conditions, or may shift their business models away from prior practice, any of which could negatively impact our inventory levels, delivery timelines and ability to meet customer demand. Additionally, the countries in which merchandise is manufactured could become subject to new trade restrictions, including increased taxation on imported goods, customs restrictions, tariffs or quotas. Such violations, disruptions or changes could have a material adverse effect on our business, results of operations and liquidity.

Nordstrom, Inc. and subsidiaries 15

We are party to contracts, transactions and business relationships with various third parties, including vendors, suppliers, service providers, landlords and lenders, who may have performance, payment and other obligations to us. If any of the third parties with which we do business become subject to bankruptcy, receivership or similar insolvency proceedings, our rights and benefits in relation to our contracts, transactions and business relationships with such third parties could be terminated, modified in a manner adverse to us or otherwise impaired. We cannot make any assurances that we would be able to arrange for alternate or replacement contracts, transactions or business relationships on terms as favorable as our existing contracts, transactions or business relationships, if at all. Any inability on our part to do so could negatively affect our cash flows, financial condition and results of operations.
Distribution and marketing of, and access to, our products depends on a variety of third-party publishers and platforms. If these third parties limit, prohibit or otherwise interfere with or change the terms of the distribution, use or marketing of our products, it could adversely affect our results of operations.
We market our brands and distribute our products through a variety of third-party publisher and platform channels. Our ability to market on any given platform or channel is subject to the policies of that party. We are dependent on the interoperability of our products with popular mobile operating systems, such as Android or iOS, websites, networks, technologies, products and standards that we do not control. Additionally, mobile operating systems and websites have identifiers within their platforms that advertisers use to deliver personalized and targeted advertising, requiring users to “opt-in”.
Changes in our relationships with mobile operating system partners, websites or mobile carriers, or in their terms of service, could reduce or eliminate our ability to update or distribute our products on these platforms. Any changes, bugs or technical issues in such systems or websites may limit our ability to deliver, target or measure the effectiveness of ads. There is no guarantee that popular platforms will continue to feature our products, or that mobile device users will continue to use our products rather than competing products. If we do not pick the platforms relevant to our customers, if the platforms give preferential treatment to competitors, limit our ability to deliver, target or measure the effectiveness of ads, or if there is a sudden shift in platform preference, our ability to market our brand effectively could be negatively impacted. Furthermore, to the extent that users choose not to “opt-in” for advertiser access to customer tracking, our ability to deliver, target or measure the effectiveness of ads or drive usage on our apps is limited.
The concentration of stock ownership in a small number of our shareholders may limit a shareholder’s ability to influence corporate matters and impact the price of our shares.
We have regularly reported in our annual proxy statements the holdings of members of the Nordstrom family, including Bruce A. Nordstrom, our former Co-President and Chairman of the Board, his sister Anne E. Gittinger and certain members of the Nordstrom family within our Executive Team. As of March 11, 2022, these individuals beneficially owned an aggregate of approximately 30% of our common stock. As a result, either individually or acting together, they may be able to exercise considerable influence over matters requiring shareholder approval, including the election of directors or other matters impacting our management or corporate governance. In addition, as reported in our periodic filings, our Board of Directors has from time to time authorized share repurchases. While these share repurchases may be partially offset by share issuances under our equity incentive plans and as consideration for acquisitions, the repurchases may nevertheless have the effect of increasing the overall percentage ownership held by these shareholders. The corporate law of the State of Washington, where we are incorporated, provides that approval of a merger or similar significant corporate transaction requires the affirmative vote of two-thirds of a company’s outstanding shares. The interests of these shareholders may differ from the interests of our shareholders as a whole, and the beneficial ownership of these shareholders may have the effect of discouraging offers to acquire us, delay or otherwise prevent a significant corporate transaction because the consummation of any such transaction would likely require their approval. As a result of any of these factors, the market price of our common stock may be affected.
INVESTMENT AND CAPITAL RISKS
If we fail to appropriately manage our capital, we may negatively impact our operations and shareholder return.
We utilize working capital to finance our operations, pay for capital expenditures and acquisitions, manage our debt levels and return value to our shareholders through dividends and share repurchases. Additionally, in 2021, we amended our Revolver to create flexibility for dividends and share repurchases during our Collateral Period (see Note 5: Debt and Credit Facilities in Item 8). Sufficient cash and liquidity are necessary to fund our business. Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict access to a potential source of liquidity. A deterioration in our capital structure or the quality and stability of our earnings could result in noncompliance with our debt covenants or a downgrade of our credit rating, constraining the financing available to us or limiting our ability to issue dividends or repurchase shares. In 2021, Moody’s Investor Service downgraded certain of our debt and other credit ratings. These downgrades, and any future reductions in our credit ratings, could result in restricted access to financing and increased borrowing costs and could adversely impact our operations and financial condition. In addition, if we do not properly allocate our capital to maximize returns, or we do not maintain financial flexibility, our operations, cash flows and returns to shareholders could be adversely affected.

Owning and leasing real estate exposes us to possible liabilities and losses.
We own or lease the land, buildings and equipment for all of our Supply Chain Network facilities, stores and corporate locations and are therefore subject to all of the risks associated with owning and leasing real estate. In particular, the value of the assets could decrease, their operating costs could increase or facilities or stores may not be opened as planned due to changes in the real estate market, demographic trends, site competition, dependence on third-party performance or overall economic environment or may be constrained as a result of the COVID-19 pandemic. We are also potentially subject to liability for environmental conditions, exit costs associated with disposal of a store and commitments to pay base rent for the entire lease term or operate a store for the duration of an operating covenant. In addition, the invalidity of, or default or termination under, any of our leases may interfere with our ability to use and operate all or a portion of certain of our facilities, which may have an adverse impact on our operations and results.
The investment in existing and new locations may not achieve our expected returns.
The locations of our Supply Chain Network facilities and existing stores, planned store openings and relocations are assessed based upon desirability, demographics and retail environment. In particular, we have expanded our market strategy, where we leverage and connect our digital and physical assets within discrete geographic markets to seamlessly serve our customers within those markets and create synergies between our digital assets, Supply Chain Network and stores. We must equip our locations with the proper processes, technology and tools for timely and accurate fulfillment and inventory replenishment. This involves certain risks, including properly balancing our capital investments between fulfillment capabilities, technology, digital channels, new stores, relocations and remodels, assessing the suitability of locations in new domestic and international markets and constructing, furnishing and supplying a facility or store in a timely and cost-effective manner, which may be affected by the actions of third parties, including but not limited to private entities and local, state or federal regulatory agencies.
Customers’ expectations regarding speed of delivery are evolving. If we do not effectively integrate our digital and physical assets as part of our market strategy, or select locations to optimize our market strategy, we could incur significantly higher costs and shipping times that do not meet customer expectations, which in turn could have a material adverse effect on our business. Particularly in light of the changing trends between digital and brick-and-mortar shopping channels, sales through our digital channels or at our stores may not meet projections, which could adversely affect our return on investment. If we do not properly allocate capital expenditures between locations, timely complete construction projects associated with Supply Chain Network facilities and new, relocated and remodeled stores or properly maintain any of our properties, customer expectations may not be met, we may lose sales and may incur additional expenses.
ECONOMIC AND EXTERNAL MARKET RISKS
Our revenues and operating results are affected by the seasonal nature of our business and cyclical trends in consumer spending.
Our business, like that of other retailers, is subject to seasonal fluctuations and cyclical trends in consumer spending. Our sales are typically higher in our second quarter, which usually includes most of the Anniversary Sale, and in our fourth quarter due to the holidays. In 2021, approximately one week of the Anniversary Sale shifted into our third quarter, and in 2020, as a result of COVID-19, the Anniversary Sale fell entirely in our third quarter. To provide shareholders a better understanding of management’s expectations surrounding results, we provide our financial outlook on our expected operating and financial results for future periods comprised of forward-looking statements subject to certain risks and uncertainties. Any factor that negatively impacts these selling seasons could have an adverse and disproportionate effect on our results of operations for the entire year.
Additionally, factors such as results differing from our outlook, changes in sales and operating income, changes in our market valuations, performance results for the general retail industry, news or announcements by us or our industry competitors or changes in analysts’ recommendations may cause volatility in the price of our common stock and our shareholder returns.
A downturn in economic conditions, currency fluctuations, inflation, increased unemployment and bankruptcy rates, changes in fiscal stimulus and other external market factors has had and could have a significant adverse effect on our business and stock price.
During economic downturns, including those resulting from the impacts of COVID-19, fewer customers may shop as these purchases may be seen as discretionary, and those who do shop may limit the amount of their purchases. Any reduced demand or changes in customer purchasing behavior may lead to lower sales, higher markdowns and an overly promotional environment or increased marketing and promotional spending.
Our stores located in shopping centers and malls have been and may be affected by consumer traffic at shopping centers and malls.
The majority of our stores are located within shopping centers and malls and may benefit from the abilities that we and other anchor tenants have to generate consumer traffic. A decline in shopping center traffic in favor of ecommerce, the development of new shopping centers and malls, the lack of availability of favorable locations within existing or new shopping centers and malls, the success of individual shopping centers and malls and the success or failure of other anchor tenants have impacted and may impact our ability in the future to maintain or grow our business, as well as our ability to open new stores, which could have an adverse effect on our financial condition or results of operations.

Nordstrom, Inc. and subsidiaries 17

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
LEGAL AND REGULATORY RISKS
We are subject to certain laws, litigation, regulatory matters and ethical standards, and compliance or failure to comply with or adequately address developments as they arise could adversely affect our reputation and operations.
Our policies, procedures and practices and the technology we implement are intended to comply with applicable federal, state, local and foreign laws, tariffs, rules and regulations, as well as responsible business, social and environmental practices, all of which may change from time to time. Our and our vendors’ compliance with these requirements and/or changes to them may cause our business to be adversely impacted, or even limit or restrict the activities of our business. In addition, if we fail to comply with applicable laws and regulations or implement responsible business, social, environmental and supply chain practices, we could be subject to damage to our reputation, class action lawsuits, regulatory investigations, legal and settlement costs, charges and payments, civil and criminal liability, increased cost of regulatory compliance, losing our ability to accept credit and debit card payments from our customers, restatements of our financial statements, disruption of our business and loss of customers. New and emerging privacy and data protection laws may increase compliance expenses and limit business opportunities and strategic initiatives, including customer engagement. Any required changes to our employment practices could result in the loss of employees, reduced sales, increased employment costs, low employee morale and harm to our business and results of operations. In addition, political and economic factors could lead to unfavorable changes in federal, state and foreign tax laws, which may affect our tax assets or liabilities and adversely affect our results of operations. We are also regularly involved in various litigation matters that arise in the ordinary course of business. Litigation or regulatory developments could adversely affect our business and financial condition.
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
Accounting principles and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of accounting matters that are relevant to our business, including, but not limited to, revenue recognition, inventory valuation, long-lived asset recoverability and income taxes, are highly complex and involve subjective assumptions, estimates and judgments. Changes in these rules and regulations, changes in our interpretation or our misapplication of the rules or regulations, changes in accounting policies or changes in underlying assumptions, estimates or judgments could adversely affect our financial performance or financial position.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
(Square footage amounts in thousands)
The following table summarizes the Supply Chain Network and retail locations we own or lease and the total square footage by category as of January 29, 2022:

	Number of locations
	Supply Chain Network	Nordstrom	Nordstrom Rack	Total square footage
Leased buildings on leased land	3	33	241	15,096
Owned buildings on leased land	—	55	—	10,092
Owned buildings on owned land	8	24	1	8,250
Partly owned and partly leased	—	2	—	544
Total	11	114	242	33,982
The following table summarizes our Supply Chain Network and retail store count and square footage activity:

	Count		Square footage
Fiscal year	2021	2020	2021	2020
Total, beginning of year	369	390	34,080	35,632
Openings[1]:
Supply Chain Network	—	1	(7)	1,000
Nordstrom	—	3	—	23
Nordstrom Rack	1	—	29	—
Closures	(3)	(25)	(120)	(2,575)
Total, end of year	367	369	33,982	34,080

Relocations and other[1]	—	2	(7)	(11)
1 Openings’ square footage include adjustments due to relocations, remodels or changes in lease-term square footage.

Nordstrom, Inc. and subsidiaries 19

The following table lists our Supply Chain Network and retail store count and square footage by state/province as of January 29, 2022:

	Supply Chain Network		Nordstrom		Nordstrom Rack		Total
	Count	Square Footage	Count	Square Footage	Count	Square Footage	Count	Square Footage
U.S.
Alabama	—	—	—	—	1	35	1	35
Alaska	—	—	—	—	1	35	1	35
Arizona	—	—	1	235	9	313	10	548
California	5	2,876	28	4,051	54	1,979	87	8,906
Colorado	—	—	2	387	7	239	9	626
Connecticut	—	—	2	341	1	36	3	377
Delaware	—	—	1	127	1	32	2	159
Florida	1	221	6	1,031	16	534	23	1,786
Georgia	—	—	2	383	4	153	6	536
Hawaii	—	—	1	195	2	78	3	273
Idaho	—	—	—	—	1	37	1	37
Illinois	—	—	4	947	16	594	20	1,541
Indiana	—	—	1	134	2	60	3	194
Iowa	2	1,529	—	—	1	35	3	1,564
Kansas	—	—	1	219	1	35	2	254
Kentucky	—	—	—	—	1	33	1	33
Louisiana	—	—	—	—	3	90	3	90
Maine	—	—	—	—	1	30	1	30
Maryland	1	451	3	603	6	219	10	1,273
Massachusetts	—	—	4	595	7	266	11	861
Michigan	—	—	2	430	5	178	7	608
Minnesota	—	—	2	380	5	173	7	553
Missouri	—	—	2	342	2	69	4	411
Nevada	—	—	1	207	3	101	4	308
New Jersey	—	—	4	817	8	284	12	1,101
New Mexico	—	—	—	—	1	34	1	34
New York	—	—	5	838	11	394	16	1,232
North Carolina	—	—	2	300	2	74	4	374
Ohio	—	—	3	549	6	224	9	773
Oklahoma	—	—	—	—	2	67	2	67
Oregon	1	374	2	363	6	218	9	955
Pennsylvania	1	976	2	381	7	240	10	1,597
Rhode Island	—	—	—	—	1	38	1	38
South Carolina	—	—	—	—	3	101	3	101
Tennessee	—	—	1	145	2	69	3	214
Texas	—	—	8	1,413	18	613	26	2,026
Utah	—	—	2	277	4	130	6	407
Virginia	—	—	2	452	7	268	9	720
Washington	—	—	6	1,270	10	383	16	1,653
Washington D.C.	—	—	—	—	2	66	2	66
Wisconsin	—	—	1	150	2	67	3	217
Canada
Alberta	—	—	3	208	—	—	3	208
British Columbia	—	—	2	262	—	—	2	262
Ontario	—	—	8	899	—	—	8	899
Total	11	6,427	114	18,931	242	8,624	367	33,982
Our headquarters are located in Seattle, Washington, where our offices consist of both leased and owned space.
As of March 11, 2022, we have no announced store openings in 2022.

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
Item 4. Mine Safety Disclosures.
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
(Dollar and share amounts in millions, except per share amounts and where noted otherwise)
MARKET AND SHAREHOLDER INFORMATION
Our common stock, without par value, is traded on the NYSE under the symbol “JWN.” The approximate number of record holders of common stock as of March 7, 2022 was 4,604. On this date, we had 159,398,577 shares of common stock outstanding.
Further information required under this item is included in the Security Ownership of Certain Beneficial Owners and Management section of our Proxy Statement for our 2022 Annual Meeting of Shareholders, the section of which is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year.
DIVIDENDS
On March 23, 2020, in response to uncertainty from the COVID-19 pandemic, we announced the suspension of our quarterly dividend payments beginning in the second quarter of 2020. We remain committed to this program over the long term and anticipate that we will be in a position to resume returning cash to shareholders in the first quarter of 2022 subject to the completion of certain year-end certification requirements with our bank group. Any future determination to pay cash dividends and the amount of dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, operating results, capital requirements, contractual commitments and such other factors as the Board of Directors deems relevant (see Note 11: Shareholders’ Equity in Item 8).
The following table summarizes our historical dividends declared and paid per share:

Fiscal year	2021	2020
1st Quarter	$—	$0.37
2nd Quarter	—	—
3rd Quarter	—	—
4th Quarter	—	—
Full Year	$—	$0.37
SHARE REPURCHASES
In August 2018, our Board of Directors authorized a program to repurchase up to $1,500 of our outstanding common stock, with no expiration date. As a result of uncertainties from COVID-19 impacts, we repurchased no shares of our common stock in 2021 and 2020 and we had $707 remaining in share repurchase capacity as of January 29, 2022. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to the discretion of the Board of Directors, contractual commitments, market and economic conditions and applicable SEC rules.
SHARES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Further information required under this item is included in the Equity Compensation Plans section of our Proxy Statement for our 2022 Annual Meeting of Shareholders, the section of which is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year.

Nordstrom, Inc. and subsidiaries 21

STOCK PRICE PERFORMANCE
The following graph compares the cumulative total return of Nordstrom common stock, Standard & Poor’s Retail Index (“S&P Retail”), Standard & Poor’s 500 Index (“S&P 500”) and Nordstrom’s peer group for each of the last five fiscal years, ended January 29, 2022. The Retail Index is composed of 22 retail companies representing an industry group of the S&P 500. Our peer group is consistent with the retail peer group included in the Compensation Discussion and Analysis section of our Proxy Statement for our 2022 Annual Meeting of Shareholders and is weighted by the market capitalization of each component. The following graph assumes an initial investment of $100 each in Nordstrom common stock, S&P Retail, S&P 500 and Nordstrom’s peer group on January 28, 2017 and assumes reinvestment of dividends.

End of fiscal year[1]	2016	2017	2018	2019	2020	2021
Nordstrom common stock	$100	$115	$112	$95	$93	$57
S&P Retail	$100	$141	$153	$183	$259	$267
S&P 500	$100	$124	$123	$149	$175	$208
Nordstrom’s peer group	$100	$119	$130	$143	$169	$191
1 Dollar amounts are in ones.

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions, except per share amounts and where noted otherwise)
The following MD&A provides a narrative of our financial performance and is intended to promote understanding of our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, Item 8: Financial Statements and Supplementary Data and generally discusses the results of operations for fiscal year 2021 compared with 2020. For our comparison and discussion of 2020 and 2019, see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2020 Annual Report. The following discussion and analysis contains forward-looking statements and should also be read in conjunction with Item 1A: Risk Factors as well as other cautionary statements and risks described elsewhere in this 2021 Annual Report, before deciding to purchase, hold or sell shares of our common stock.

Overview	24
Results of Operations	25
Liquidity	30
Capital Resources	33
Critical Accounting Estimates	34
Recent Accounting Pronouncements	36

Nordstrom, Inc. and subsidiaries 23

OVERVIEW
We made progress this year on our strategic initiatives and met our 2021 financial targets, giving us line of sight to achieving our Investor Event targets in the near term. We continue to work with urgency to build additional capabilities to better serve customers, expand market share and deliver greater profitability.
For the year, net earnings were $178, or $1.10 per diluted share, which included an after-tax debt refinancing charge of $65, or $0.40 per diluted share. While net sales decreased 5% compared with 2019, we saw sequential improvement in sales each quarter after taking into account an approximately 200 basis point impact due to the timing shift of this year’s Anniversary Sale between the second and third quarter.
We ended the year laser focused on three key areas: improving Nordstrom Rack performance, increasing profitability and optimizing our supply chain and inventory flow.
•For Nordstrom Rack, we posted a sequential sales improvement of 320 basis points in the fourth quarter. Though we are in the early stages of implementation, Nordstrom Rack results and improving store customer satisfaction scores reaffirm our confidence in our plans to optimize the customer experience and improve our performance.
•In terms of profitability, we delivered significant improvement in merchandise margin this quarter.
•We expect supply chain optimization workstreams we began implementing in the fourth quarter will enhance the customer experience and drive topline growth while also driving efficiencies in labor and fulfillment in 2022.
We also continue to make progress in the key strategic growth priorities we laid out at our Investor Event last year: winning in our most important markets, broadening the reach of Nordstrom Rack and increasing our digital velocity.
Winning in our most important markets: Our market strategy links our omni-channel capabilities at the local market level, allowing us to drive customer engagement through better service and greater access to product no matter how customers choose to shop. This platform is a unique differentiator, delivering unmatched convenience and enabling us to provide customers with four times more product available for next-day pickup, a one-day reduction in average shipping time and the ability to pick up orders at the Nordstrom, Nordstrom Local or Nordstrom Rack location of their choice.
We continue to scale the enhanced options we launched in 2020, like the expansion of order pickup and ship-to-store to all Nordstrom Rack stores, with order pickup reaching a record high 11% of Nordstrom.com sales in the fourth quarter. One-third of fourth quarter next-day Nordstrom.com demand was picked up at Nordstrom Rack stores, demonstrating the power of integrating capabilities across our two brands and across our digital and physical platforms. Increasing “Buy Online Pick Up In Store” utilization is advantageous as it is both our highest satisfaction customer experience and most profitable customer journey.
We also continue to evolve our approach to get closer to our customers than ever before, building deeper connections through our loyalty program and differentiated service model. Our Nordy Club loyalty program is a powerful engagement driver, with 67% sales penetration in 2021. Our core customers remain highly engaged with loyalty customer counts exceeding 2019 levels.
We are advancing our digital tools, including virtual styleboards and style links, to allow our salespeople to offer our customers highly relevant recommendations, both in store and digitally. In 2021, remote selling sales volume increased 63% versus last year. We are encouraged by the results of this program with very high customer satisfaction scores and average customer spend over six times that of an average Nordstrom customer.
Broadening the reach of Nordstrom Rack: Nordstrom Rack has a unique mix of premium brands with limited distribution in the off-price sector. Customers are drawn to Nordstrom Rack to purchase sought after brands at a terrific price. While many retailers are dealing with macro-related supply chain disruptions, Nordstrom Rack faces a heightened challenge as off-price procurement of the same top brands we carry at Nordstrom is particularly difficult in the current environment with lower levels of clearance product. As a result, we are executing a multi-layered plan to both expand our offerings of the most coveted brands we carry, as well as source from new vendors to ensure we have the selection our customers want.
As we improve our supply of premium brands and fine tune our assortment to better align with customer needs, we expect to achieve a better balance of price points at Nordstrom Rack. Through this set of actions, as well as strengthening Nordstrom Rack brand awareness and driving traffic, we seek to drive continued improvement in Nordstrom Rack performance throughout 2022.
Increasing our digital velocity: We maintained strong growth at Nordstrom.com and NordstromRack.com in 2021, with digital sales increasing 24% compared with 2019. With continued growth in digital, our total penetration has increased by 10 percentage points over the past two years to 42%. In the fourth quarter, we also saw record high mobile app usage, with mobile users representing approximately 70% of total digital traffic.

Though we still have work to do on our transformation, the progress we have made gives us confidence in our strategic plans and business outlook for 2022. We believe there is a meaningful opportunity ahead for us to better serve customers by improving Nordstrom Rack performance and transforming our supply chain, leading to increased profitability and shareholder value creation. We have line of sight to achieving the financial targets outlined at our 2021 Investor Event while building the capabilities to profitably grow market share beyond that.
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
Due to the extraordinary impact of COVID-19 on our results in fiscal year 2020, we analyzed fiscal year 2021 net sales through EBIT against fiscal years 2020 and 2019 to provide useful supplemental comparability.
We monitor a number of key operating metrics to evaluate our Company performance. In addition to net sales, net income (loss) and other results under GAAP, two other key operating metrics we use are GMV and inventory turnover rate.
•GMV: Our GMV represents the total dollar value of items sold through our digital platforms and stores. GMV includes net sales from inventory we own, as well as the value of merchandise sold under our alternative partnership models with our vendors. We use GMV as an indicator of the scale and growth of our operations and the impact of our alternative partnership models.
•Inventory Turnover Rate: Inventory turnover rate is calculated as the trailing 4-quarter cost of sales and related buying and occupancy costs divided by the trailing 4-quarter average inventory. Inventory turnover rate is an indicator of our success in optimizing inventory volumes in accordance with customer demand.
Net Sales
The following table summarizes net sales:

Fiscal year	2021	2020
Nordstrom	$9,640	$6,997
Nordstrom Rack	4,762	3,360
Total net sales	$14,402	$10,357

Net sales increase (decrease):
Nordstrom	37.8%	(29.6%)
Nordstrom Rack	41.7%	(35.3%)
Total Company	39.1%	(31.6%)

Digital sales as a % of net sales	42%	55%
Digital sales increase	7%	16%
Net Sales (2021 vs. 2020)
Total Company net sales increased compared with 2020. This increase primarily resulted from the impacts of COVID-19 and the related temporary store closures for approximately three months during 2020. During the year, we opened one and closed three Nordstrom Rack stores. The top-performing merchandise categories were Men’s Apparel, Designer and Active compared with 2020. Total Company GMV increased 40% compared with 2020. Total Company net sales in the Southern markets, including Southern California, outperformed the Northern markets compared with 2020. Digital sales, Nordstrom net sales and Nordstrom Rack net sales increased compared with 2020.

Nordstrom, Inc. and subsidiaries 25

Net Sales (2021 vs. 2019)
Total Company net sales decreased 4.8% compared with 2019. The decrease is primarily from the first half of 2021 as we saw sequential quarterly improvement during the year as we recovered from the impacts of COVID-19. The top-performing merchandise categories were Home, Active and Designer compared with 2019. Total Company GMV decreased 4% compared with 2019. Total Company net sales in the Southern markets, including Southern California, outperformed the Northern markets, and suburban locations outperformed our urban locations compared with 2019. Digital sales increased 24%, Nordstrom net sales decreased 3.0% and Nordstrom Rack net sales decreased 8.2% compared with 2019.
See Note 2: Revenue in Item 8 for information about disaggregated revenues.
Credit Card Revenues, Net
Credit card revenues, net include our portion of the ongoing credit card revenue, net of credit losses, pursuant to our program agreement with TD. TD is the exclusive issuer of our consumer credit cards and we perform the account servicing functions.
Credit Card Revenues, Net (2021 vs. 2020)
Credit card revenues, net increased $29 compared with 2020, primarily as a result of higher interchange fees due to increased spend on credit cards and lower losses from bad debt.
Credit Card Revenues, Net (2021 vs. 2019)
Credit card revenues, net decreased $5 compared with 2019, primarily as a result of lower finance charges due to lower outstanding balances.
Gross Profit
The following table summarizes gross profit:

Fiscal year	2021	2020	2019
Gross profit	$5,058	$2,757	$5,200
Gross profit as a % of net sales	35.1%	26.6%	34.4%
Inventory turnover rate	4.18	4.42	4.79
Gross Profit (2021 vs. 2020)
Gross profit increased $2,301 and 8 percentage points as a rate of net sales, compared with 2020, primarily due to reduced markdowns and increased leverage on buying and occupancy costs.
Ending inventory as of January 29, 2022 increased 23% versus a 23% increase in sales in the fourth quarter of 2021 compared with 2020. The change in inventory levels compared with 2020 was due to planned investments to support improved in-stock levels, as well as decreased inventory levels in 2020 that aligned with lower sales from the impacts of COVID-19. Higher inventory levels in 2021 led to a decrease in inventory turnover rate compared with 2020.
Gross Profit (2021 vs. 2019)
Gross profit decreased $142 compared with 2019, due to lower sales volume, partially offset by reduced markdowns. Gross profit rate increased 75 basis points for the same period, primarily due to reduced markdowns, partially offset by deleverage on lower sales volume.
Ending inventory as of January 29, 2022 increased 19%, compared with February 1, 2020, versus a 1% decrease in sales in the fourth quarter of 2021 compared with 2019. Approximately half of the inventory increase compared with 2019 was due to planned investments to support improved in-stock levels.
Selling, General and Administrative Expenses
SG&A is summarized in the following table:

Fiscal year	2021	2020	2019
SG&A expenses	$4,953	$4,162	$4,808
SG&A expenses as a % of net sales	34.4%	40.2%	31.8%
SG&A (2021 vs. 2020)
SG&A increased $791 in 2021 compared with 2020 primarily due to higher variable expenses associated with higher sales volume and labor cost pressure, partially offset by the impact of COVID-19 related charges that occurred in the first half of 2020. SG&A rate decreased 6 percentage points primarily as a result of leverage on higher sales volume and COVID-19 related charges that occurred in the first half of 2020.

SG&A (2021 vs. 2019)
SG&A increased $145 and 3 percentage points as a rate of net sales during 2021, compared with 2019, primarily due to fulfillment and labor cost pressures, partially offset by the continued benefits from resetting the cost structure in 2020.
Earnings (Loss) Before Interest and Income Taxes
EBIT is summarized in the following table:

Fiscal year	2021	2020	2019
EBIT	$492	($1,047)	$784
EBIT as a % of net sales	3.4%	(10.1%)	5.2%
EBIT (2021 vs. 2020)
EBIT increased $1,539 and 14 percentage points as a rate of net sales in 2021, compared with 2020, as a result of reduced markdowns, higher sales volume and the impact of COVID-19 related charges in the first half of 2020.
EBIT (2021 vs. 2019)
EBIT decreased $292 and 2 percentage points as a rate of net sales in 2021, compared with 2019, primarily due to lower sales volume and fulfillment and labor cost pressures, partially offset by the continued benefits from resetting the cost structure in 2020.
Interest Expense, Net
Interest expense, net is summarized in the following table:

Fiscal year	2021	2020
Interest on long-term debt and short-term borrowings	$258	$199
Less:
Interest income	(1)	(3)
Capitalized interest	(11)	(15)
Interest expense, net	$246	$181
Interest expense, net increased $65 in 2021 compared with 2020 primarily due to debt refinance charges of $88, partially offset by decreased interest related to the redemption of the Secured Notes in the first quarter of 2021.
Income Tax Expense
Income tax expense is summarized in the following table:

Fiscal year	2021	2020
Income tax expense (benefit)	$68	($538)
Effective tax rate	27.5%	43.8%

Nordstrom, Inc. and subsidiaries 27

The following table illustrates the components of our effective tax rate:

Fiscal year	2021	2020
Statutory rate	21.0%	21.0%
CARES Act impact	(0.9%)	17.6%
State and local income taxes, net of federal income taxes	3.4%	6.1%
Federal credits	(4.0%)	0.5%
Non-deductible expenses[1]	2.7%	(0.3%)
Stock-based compensation[1]	2.0%	(1.0%)
Valuation allowance[1]	1.8%	(0.8%)
Taxes on foreign operations[1]	1.3%	0.4%
Other, net[1]	0.2%	0.3%
Effective tax rate	27.5%	43.8%
1 We reclassified immaterial prior year amounts that were included in the other, net category to conform with current period presentation.
The decrease in the effective tax rate for 2021 compared with 2020 was primarily due to the CARES Act that allowed us to carry back 2020 losses at the higher tax rate applicable in previous years.
Earnings (Loss) Per Share
EPS is as follows:

Fiscal year	2021	2020
Basic	$1.12	($4.39)
Diluted	$1.10	($4.39)
Earnings (loss) per diluted share increased $5.49 in 2021 compared with 2020, during which stores were temporarily closed for approximately three months of 2020. This increase was primarily due to reduced markdowns and higher sales volumes, partially offset by higher taxes and $0.40 per diluted share for an interest expense charge related to the redemption of the Secured Notes in the first quarter of 2021. In 2020, we incurred COVID-19 related charges, which reduced EPS for 2020 by $1.22 per share.
2022 Outlook
We have provided the following financial outlook for fiscal 2022:
•Revenue growth, including retail sales and credit card revenues, of 5% to 7% versus fiscal 2021
•EBIT margin of 5.6% to 6.0% of sales
•Income tax rate of approximately 27%
•Earnings per share of $3.15 to $3.50, excluding the impact of share repurchase activity, if any
•Leverage ratio of approximately 2.5 times by year-end

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

Fiscal year	2021	2020
Net earnings (loss)	$178	($690)
Add (Less): income tax expense (benefit)	68	(538)
Add: interest expense	247	184
Earnings (loss) before interest and income tax expense	493	(1,044)

Add: operating lease interest[1]	87	95
Adjusted net operating profit (loss)	580	(949)

(Less) Add: estimated income tax (expense) benefit[2]	(159)	416
Adjusted net operating profit (loss) after tax	$421	($533)

Average total assets	$9,301	$9,718
Less: average deferred property incentives in excess of ROU assets[3]	(232)	(276)
Less: average non-interest bearing current liabilities	(3,352)	(3,138)
Average invested capital	$5,717	$6,304

Return on assets[4]	1.9%	(7.1%)
Adjusted ROIC[4]	7.4%	(8.5%)
1 We add back the operating lease interest to reflect how we manage our business. Operating lease interest is a component of operating lease cost recorded in occupancy costs.
2 Estimated income tax (expense) benefit is calculated by multiplying the adjusted net operating profit (loss) by the effective tax rate for the trailing twelve month periods ended January 29, 2022 and January 30, 2021. The effective tax rate is calculated by dividing income tax expense (benefit) by earnings (loss) before income taxes for the same trailing twelve month periods.
3 For leases with property incentives that exceed the ROU assets, we reclassify the amount from assets to other current liabilities and other liabilities and reduce average total assets, as this better reflects how we manage our business.
4 COVID-19 related charges for the four quarters ended January 30, 2021 negatively impacted return on assets by approximately 200 basis points and Adjusted ROIC by approximately 280 basis points.

Nordstrom, Inc. and subsidiaries 29

LIQUIDITY
We strive to maintain a level of liquidity sufficient to allow us to cover our seasonal cash needs and to maintain appropriate levels of short-term borrowings. In the short term, our ongoing working capital and capital expenditure requirements and any dividend payments or share repurchases are generally funded primarily through cash flows generated from operations. In addition, we have access to the commercial paper market and can draw on our revolving credit facilities for working capital, capital expenditures and general corporate purposes. Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, potential share repurchases and other future investments.
We ended fiscal year 2021 with $322 in cash and cash equivalents and $800 of additional liquidity available on our Revolver. The decrease in cash and cash equivalents in 2021 compared with 2020 reflects payments for long-term debt and higher merchandise purchases. We believe that our operating cash flows are sufficient to meet our cash requirements for the next 12 months and beyond. Our cash requirements are subject to change as business conditions warrant and opportunities arise and we may elect to raise additional funds in the future through the issuance of either debt or equity.
The following is a summary of our cash flows by activity:

Fiscal year	2021	2020
Net cash provided by (used in) operating activities	$705	($348)
Net cash used in investing activities	(521)	(347)
Net cash (used in) provided by financing activities	(544)	530
Operating Activities
The majority of our operating cash inflows are derived from sales. We also receive cash payments for property incentives from developers and vendors. Our operating cash outflows generally consist of payments to our merchandise vendors (net of vendor allowances) and shipping carriers, payments to our employees for wages, salaries and other employee benefits and payments to our landlords for rent. Operating cash outflows also include payments for income taxes and interest payments on our short-term and long-term borrowings.
Cash from operating activities increased $1,053 between 2021 and 2020 primarily due to an improvement in net earnings and receipt of the income tax refund related to the loss carryback provision of the CARES Act, partially offset by an increase in inventory purchased.
Investing Activities
Our investing cash outflows include payments for capital expenditures, including technology, stores and supply chain improvements and technology costs. Our investing cash inflows are generally from proceeds from sales of property and equipment. Activity also includes the purchase and sale of financial interests.
Net cash used in investing activities increased $174 between 2021 and 2020 primarily due to increased spend for technology, the payment of the majority of our final installment related to Nordstrom NYC and our investment in ASOS.com Ltd.
Capital Expenditures
Our capital expenditures, net are summarized as follows:

Fiscal year	2021	2020
Capital expenditures	$506	$385
Less: deferred property incentives[1]	(10)	(41)
Capital expenditures, net	$496	$344

Capital expenditures, net category allocation:
Technology	61%	64%
Supply chain	17%	23%
New stores, relocations, remodels and other	22%	13%
Total	100%	100%
1 Deferred property incentives are included in our cash provided by operations in our Consolidated Statements of Cash Flows in Item 8. We operationally view the property incentives we receive from our developers and vendors as an offset to our capital expenditures.

Fiscal year	2022[1]	2021	2020	2019	2018	2017
Capital expenditures % of net sales	3%-4%	3.5%	3.7%	6.2%	4.2%	4.8%
1 Rates represent 2022 forecasted amounts.

Capital expenditures as a percentage of net sales in 2021 were in-line with our outlook and decreased compared with 2020 primarily due to a decrease in supply chain and technology spend as a percentage of net sales. Going forward, through 2025, we expect capital expenditure requirements on average to range from 3% to 4% of net sales, and primarily support investments in technology and our Supply Chain Network. Approximately $40 of our purchase obligation commitments relate to capital expenditures, of which about 60% is expected to impact our liquidity in the next year (see Note 13: Commitments and Contingencies in Item 8).
Financing Activities
The majority of our financing activities include long-term debt or Revolver proceeds and/or payments, dividend payments and repurchases of common stock.
Cash from financing activities decreased $1,074 between 2021 and 2020 primarily due to paying down the Secured Notes and the 4.0% senior unsecured notes due in October 2021.
In 2020, in response to uncertainty from the COVID-19 pandemic, we announced the suspension of our quarterly dividend payments beginning in the second quarter of 2020 and the immediate suspension of our share repurchase program. We remain committed to these programs over the long term and anticipate that we will be in a position to resume returning cash to shareholders in the first quarter of 2022 subject to the completion of certain year-end certification requirements with our bank group. We intend to resume share repurchases when appropriate.
Share Repurchases
In determining the sizing and timing of share repurchases, we analyze a number of different factors, including our liquidity position, current market and economic conditions, as well as alternative uses of capital, including those used to offset anticipated dilution from equity incentive plans. Share repurchases are made as conditions warrant, in the open market and are then retired. We repurchased no shares of our common stock in 2021 and had $707 remaining in share repurchase capacity as of January 29, 2022. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to the discretion of the Board of Directors, contractual commitments, market and economic conditions and applicable SEC rules (see Note 11: Shareholders’ Equity in Item 8).
Dividends
In determining the dividends to pay, we analyze our dividend payout ratio and dividend yield, while taking into consideration our current and projected operating performance and liquidity, subject to our Revolver covenants (see Note 5: Debt and Credit Facilities in Item 8). In 2021, we paid no dividends, compared with $58, or $0.37 per share, in 2020 (see Note 11: Shareholders’ Equity in Item 8).
Cash Requirements
We have various commitments and other executory contracts that are disclosed in the following Notes to Consolidated Financial Statements in Item 8:
•Note 4: Leases
•Note 5: Debt and Credit Facilities
•Note 7: Self-Insurance
•Note 8: Supplemental Executive Retirement Plan
•Note 12: Income Taxes
•Note 13: Commitments and Contingencies
Other commitments include $77 for deferred compensation and other accrued benefits, $11 of which is payable within one year.
Off-Balance Sheet Arrangements
In connection with our workers’ compensation programs, we have standby letters of credit issued on our behalf with $13 available and $2 outstanding as of January 29, 2022 (see Note 7: Self-Insurance in Item 8). In management’s opinion, we have no off-balance sheet arrangements that have a material current or future effect on our financial condition or financial statements.

Nordstrom, Inc. and subsidiaries 31

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

Fiscal year	2021	2020	2019
Net cash provided by (used in) operating activities	$705	($348)	$1,236
Less: capital expenditures	(506)	(385)	(935)
(Less) Add: change in cash book overdrafts	(32)	(4)	8
Free Cash Flow	$167	($737)	$309
Adjusted EBITDA (Non-GAAP financial measure)
Adjusted EBITDA is one of our key financial metrics and, when used in conjunction with GAAP measures, we believe it provides investors with a meaningful analysis of our ability to generate pre-tax earnings and cash flow from our operations. Adjusted EBITDA excludes significant items which are non-operating in nature in order to evaluate our core operating performance against prior periods. The financial measure calculated under GAAP which is most directly comparable to Adjusted EBITDA is net earnings.
Adjusted EBITDA is not a measure of financial performance under GAAP and should be considered in addition to, and not as a substitute for, net earnings, overall change in cash or liquidity of the business as a whole. Our method of calculating a non-GAAP financial measure may differ from other companies’ methods and therefore may not be comparable to those used by other companies. The following is a reconciliation of net earnings (loss) to Adjusted EBITDA:

Fiscal year	2021	2020	2019
Net earnings (loss)	$178	($690)	$496
Add (Less): income tax expense (benefit)	68	(538)	186
Add: interest expense, net	246	181	102
Earnings (loss) before interest and income taxes	492	(1,047)	784

Add: depreciation and amortization expenses	615	671	671
Less: amortization of developer reimbursements	(78)	(86)	(75)
Add: asset impairments	—	137	—
Adjusted EBITDA	$1,029	($325)	$1,380

CAPITAL RESOURCES
Borrowing Capacity and Activity
Our Revolver has a maximum borrowing capacity of $800, which expires in September 2023. Provided that we obtain written consent from our lenders, we have the option to increase the Revolver by up to $200, to a total of $1,000, and two options to extend the Revolver by one year. Our $800 commercial paper program has the effect of reducing available liquidity under the Revolver by an amount equal to the principal amount of commercial paper outstanding. Conversely, borrowings under our Revolver have the effect of reducing the available capacity of our commercial paper program by an amount equal to the amount outstanding. As of January 29, 2022, we had no borrowings outstanding under our Revolver and no issuances outstanding under our commercial paper program. For more information about our credit facilities, see Note 5: Debt and Credit Facilities in Item 8.

The following represents our principal long-term debt and Revolver activity:

	Long-term debt				Revolver
Quarter	First	Second	Third	Fourth	First	Second	Third	Fourth
2021
Borrowings	$675	$—	$—	$—	$200	$—	$200	$—
Payments	(600)	(500)	—	—	—	(200)	—	(200)

2020
Borrowings	600	—	—	—	800	—	—	—
Payments	—	—	—	—	—	—	—	(800)
During 2020, we recorded debt issuance costs in other financing activities, net in the Consolidated Statement of Cash Flows (see Note 5: Debt and Credit Facilities in Item 8).
Impact of Credit Ratings and Revolver Covenants
Changes in our credit ratings may impact our costs to borrow, whether our personal property secures our Revolver and whether we are permitted to pay dividends or repurchase shares.
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
As of January 29, 2022, we were in compliance with all our Revolver covenants. Under our current Revolver covenant structure, if our Leverage Ratio is greater than four or our unsecured debt is rated below BBB- with a stable outlook at Standard & Poor’s or Baa3 with a stable outlook at Moody’s, any outstanding borrowings under our Revolver will be secured by substantially all our personal property.
As of January 29, 2022, our Leverage Ratio was less than 3.75, thus we met the requirements under our Revolver amendment to pay dividends or repurchase shares. For more information about our Revolver covenants, see Note 5: Debt and Credit Facilities in Item 8.

Nordstrom, Inc. and subsidiaries 33

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

January 29, 2022
Debt	$2,853
Add: estimated capitalized operating lease liability[1]	1,373
Adjusted Debt	$4,226

Four Quarters Ended January 29, 2022
Net earnings	178
Add: income tax expense	68
Add: interest expense, net	246
Adjusted earnings before interest and income taxes	492

Add: depreciation and amortization expenses	615
Add: rent expense, net[2]	229
Add: other Revolver covenant adjustments[3]	1
Adjusted EBITDAR	$1,337

Debt to Net Earnings	16.0
Adjusted Debt to EBITDAR	3.2
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

Sales Return Reserve
We reduce sales and cost of sales by an estimate of future customer merchandise returns, which is calculated based on historical and expected return patterns, and record a sales return allowance and an estimated returns asset. We record the impact of the sales return allowance in our separate Nordstrom and Nordstrom Rack banners. The majority of our returns from both digital and physical sales come through our stores. As a result of COVID-19 and the related change in customer buying trends, we experienced declines in 2020 in our online return rates, which historically are higher than our overall average return rates. In 2021, we saw increases in our online return rates, although they were still lower than rates in 2019. Accordingly, we adjusted our estimates of future return rates to reflect recent trends. Estimating future returns requires substantial judgment based on current and historical trends and actual returns may vary from our estimates. A 10% change in the sales return allowance net of the estimated returns asset would have approximately $22 impact on our EBIT for the year ended January 29, 2022. Due to the continued volatility surrounding COVID-19, we may not anticipate changes in return trends or the impact of the sales return reserve accurately in our results.
The Nordy Club Loyalty Program and Gift Cards
We record breakage revenue on unused points, unredeemed Nordstrom Notes and gift cards based on expected customer redemption. We estimate breakage for The Nordy Club and gift cards based on historical and expected trends. Actual redemptions may vary from our estimates. We have experienced a reduction in redemption rate trends of gift cards, leading to increased breakage rates. For The Nordy Club, we have seen an increase in redemption rates, leading to decreased breakage rates. A one percentage point change in our gift card breakage rate would impact our EBIT by approximately $41 for the year ended January 29, 2022.
Merchandise Inventories
Merchandise inventories are stated at the lower of cost or market value using the retail inventory method. Under the retail method, the valuation of inventories is determined by applying a calculated cost-to-retail ratio to the retail value of ending inventory. Inherent in the retail inventory method are certain management judgments that may affect the ending inventory valuation as well as gross profit. To determine if the retail value of our inventory should be marked down, we consider current and anticipated demand, customer preferences, age of the merchandise and fashion trends. We record reserves for excess and obsolete inventory based on historical trends and specific identification.
We take physical inventory counts at our stores and Supply Chain Network locations and adjust for differences between recorded amounts and counted amounts. Following each physical inventory cycle and using the most recent physical inventory count and historical results, we record an estimate for shrink, based on a percentage of sales, until the next physical inventory count.
Impairment of Long-Lived Assets
When facts and circumstances indicate the carrying values of buildings, equipment and ROU assets may be impaired, we compare the carrying value to the related projected future cash flows, among other quantitative and qualitative analyses. Cash flow analysis requires judgment regarding many factors, such as revenues, growth rates, expenses and capital expenditures.
These projections are inherently subject to uncertainties and while we believe the inputs and assumptions utilized in our future cash flows are reasonable, our estimates may change in the near term based on our current and future performance.
Income Taxes
We pay income taxes based on the tax statutes, regulations and case law of the various jurisdictions in which we operate. Our income tax expense and deferred tax assets and liabilities reflect our best estimate of current and future taxes to be paid. Tax expense may be affected by numerous items, such as changes in tax law, changes in business operations, the results of tax audits and changes to our forecasts of income and loss due to economic and other conditions, such as COVID-19. Significant judgments and estimates are required in determining consolidated tax expense.
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

Nordstrom, Inc. and subsidiaries 35

We recorded a valuation allowance against certain foreign deferred tax assets as of January 29, 2022 and January 30, 2021 and intend to maintain the valuation allowance until there is sufficient evidence to support its reversal. We believe there is a reasonable possibility within the next 12 months sufficient positive evidence may become available to allow us to reach a conclusion the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain foreign deferred tax assets and decrease our income tax expense for the period the release is recorded.
The benefits of uncertain tax positions are recorded in our financial statements only after determining it is more likely than not the uncertain tax positions would sustain challenge by taxing authorities. We are periodically audited by federal, state and foreign tax authorities related to our tax filing positions and allocation of income among various tax jurisdictions. Although we believe our liabilities for uncertain tax positions are reasonable, because of the complexity of some of these uncertainties, the ultimate resolution may result in an outcome that is materially different from our current estimated liability. Furthermore, we are unable to reasonably estimate the timing of related future cash payments. Any differences will be reflected as increases or decreases to income tax expense in the period of resolution.
RECENT ACCOUNTING PRONOUNCEMENTS
In November 2020, the SEC adopted the final rule under SEC Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, which eliminates the requirement for selected financial data, streamlines certain disclosures in MD&A and eliminates duplicative disclosures with the intention of simplifying reporting compliance. This final rule was effective for us beginning in the first quarter of 2021, and we elected to early adopt the amendments to provision 301, Selected financial data and provision 302, Supplementary financial information in the fourth quarter of 2020. The adoption of this final rule did not have a material effect on our Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
(Dollars in millions)
INTEREST RATE RISK
For our long-term debt of $2,853, our exposure to interest rate risk is primarily limited to changes in fair value. As our debt is primarily fixed-rate, changes in interest rates do not materially impact our cash flows. However, changes in interest rates increase or decrease the fair value of our debt, depending on whether market rates are lower or higher than our fixed rates. As of January 29, 2022, the fair value of our long-term debt was $2,758 (see Note 5: Debt and Credit Facilities and Note 6: Fair Value Measurements in Item 8).
We are exposed to interest rate risk primarily from changes in short-term interest rates. Interest rate fluctuations can affect our interest income and interest expense. As of January 29, 2022, we had cash and cash equivalents of $322 which generate interest income at variable rates.
FOREIGN CURRENCY EXCHANGE RISK
The majority of our revenues, expenses and capital expenditures are transacted in U.S. Dollars. Our U.S. operations periodically enter into merchandise purchase orders denominated in British Pounds or Euros. From time to time, we may use forward contracts to hedge against fluctuations in foreign currency prices. As of January 29, 2022, our outstanding forward contracts did not have a material impact on our Consolidated Financial Statements.
Our Canadian operations are comprised of the Nordstrom.ca website, six Nordstrom stores and seven Nordstrom Rack stores. Our Canadian operations enter into merchandise purchase orders denominated in U.S. Dollars for some portion of our inventory. As sales in Canada are denominated in the Canadian Dollar, gross profit for our Canadian operations can be impacted by foreign currency fluctuations. As of January 29, 2022, activities associated with foreign currency exchange risk have not had a material impact on our Consolidated Financial Statements (see Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8.)
There have been no material changes in our primary risk exposures or management of market risks since the prior year.

Item 8: Financial Statements and Supplementary Data.

Nordstrom, Inc. and subsidiaries 37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Nordstrom, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the “Company”) as of January 29, 2022 and January 30, 2021 and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows, for each of the three years in the period ended January 29, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2022, and January 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 29, 2022, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below arose from the current-period audit of the financial statements that was communicated or required to be communicated to the Audit and Finance Committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Merchandise Inventories—Refer to Note 1 to the financial statements
Critical Audit Matter Description
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
/s/ Deloitte & Touche LLP
Seattle, Washington
March 11, 2022

We have served as the Company’s auditor since 1970.

Nordstrom, Inc. and subsidiaries 39

Nordstrom, Inc.
Consolidated Statements of Earnings
(In millions except per share amounts)

Fiscal year	2021	2020	2019
Net sales	$14,402	$10,357	$15,132
Credit card revenues, net	387	358	392
Total revenues	14,789	10,715	15,524
Cost of sales and related buying and occupancy costs	(9,344)	(7,600)	(9,932)
Selling, general and administrative expenses	(4,953)	(4,162)	(4,808)
Earnings (loss) before interest and income taxes	492	(1,047)	784
Interest expense, net	(246)	(181)	(102)
Earnings (loss) before income taxes	246	(1,228)	682
Income tax (expense) benefit	(68)	538	(186)
Net earnings (loss)	$178	($690)	$496

Earnings (loss) per share:
Basic	$1.12	($4.39)	$3.20
Diluted	$1.10	($4.39)	$3.18

Weighted-average shares outstanding:
Basic	159.0	157.2	155.2
Diluted	162.5	157.2	156.1
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
Nordstrom, Inc.
Consolidated Statements of Comprehensive Earnings
(In millions)

Fiscal year	2021	2020	2019
Net earnings (loss)	$178	($690)	$496
Postretirement plan adjustments, net of tax of ($6), $0 and $9	18	(1)	(27)
Foreign currency translation adjustment	2	(1)	(4)
Comprehensive net earnings (loss)	$198	($692)	$465
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Consolidated Balance Sheets
(In millions)

	January 29, 2022	January 30, 2021
Assets
Current assets:
Cash and cash equivalents	$322	$681
Accounts receivable, net	255	245
Merchandise inventories	2,289	1,863
Prepaid expenses and other	306	853
Total current assets	3,172	3,642

Land, property and equipment, net	3,562	3,732
Operating lease right-of-use assets	1,496	1,581
Goodwill	249	249
Other assets	390	334
Total assets	$8,869	$9,538

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,529	$1,960
Accrued salaries, wages and related benefits	383	352
Current portion of operating lease liabilities	242	260
Other current liabilities	1,160	1,048
Current portion of long-term debt	—	500
Total current liabilities	3,314	4,120

Long-term debt, net	2,853	2,769
Non-current operating lease liabilities	1,556	1,687
Other liabilities	565	657

Commitments and contingencies (Note 13)

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 159.4 and 157.8 shares issued and outstanding	3,283	3,205
Accumulated deficit	(2,652)	(2,830)
Accumulated other comprehensive loss	(50)	(70)
Total shareholders’ equity	581	305
Total liabilities and shareholders’ equity	$8,869	$9,538
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc. and subsidiaries 41

Nordstrom, Inc.
Consolidated Statements of Shareholders’ Equity
(In millions except per share amounts)

Fiscal year ended	January 29, 2022	January 30, 2021	February 1, 2020
Common stock
Balance, beginning of year	$3,205	$3,129	$3,048
Issuance of common stock under stock compensation plans	14	16	29
Stock-based compensation	64	60	52
Balance, end of year	$3,283	$3,205	$3,129

Accumulated deficit
Balance, beginning of year	($2,830)	($2,082)	($2,138)
Cumulative effect of adopted accounting standards	—	—	(25)
Net earnings (loss)	178	(690)	496
Dividends	—	(58)	(229)
Repurchase of common stock	—	—	(186)
Balance, end of year	($2,652)	($2,830)	($2,082)

Accumulated other comprehensive loss
Balance, beginning of year	($70)	($68)	($37)
Other comprehensive earnings (loss)	20	(2)	(31)
Balance, end of year	($50)	($70)	($68)

Total	$581	$305	$979

Dividends per share	$—	$0.37	$1.48
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Consolidated Statements of Cash Flows
(In millions)

Fiscal year	2021	2020	2019
Operating Activities
Net earnings (loss)	$178	($690)	$496
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	615	671	671
Asset impairment	—	137	—
Right-of-use asset amortization	175	168	183
Deferred income taxes, net	(11)	(7)	52
Stock-based compensation expense	79	67	69
Other, net	81	4	—
Change in operating assets and liabilities:
Accounts receivable	(10)	(46)	82
Merchandise inventories	(383)	53	30
Prepaid expenses and other assets	542	(607)	(38)
Accounts payable	(400)	432	98
Accrued salaries, wages and related benefits	31	(157)	(71)
Other current liabilities	112	(143)	(94)
Lease liabilities	(284)	(237)	(259)
Other liabilities	(20)	7	17
Net cash provided by (used in) operating activities	705	(348)	1,236

Investing Activities
Capital expenditures	(506)	(385)	(935)
Other, net	(15)	38	26
Net cash used in investing activities	(521)	(347)	(909)

Financing Activities
Proceeds from revolving line of credit	400	800	—
Payments on revolving line of credit	(400)	(800)	—
Proceeds from long-term borrowings	675	600	499
Principal payments on long-term borrowings	(1,100)	—	(500)
(Decrease) increase in cash book overdrafts	(32)	(4)	8
Cash dividends paid	—	(58)	(229)
Payments for repurchase of common stock	—	—	(210)
Proceeds from issuances under stock compensation plans	14	16	29
Tax withholding on share-based awards	(15)	(9)	(17)
Other, net	(86)	(15)	(11)
Net cash (used in) provided by financing activities	(544)	530	(431)

Effect of exchange rate changes on cash and cash equivalents	1	(7)	—
Net decrease in cash and cash equivalents	(359)	(172)	(104)
Cash and cash equivalents at beginning of year	681	853	957
Cash and cash equivalents at end of year	$322	$681	$853

Supplemental Cash Flow Information
Cash (received) paid during the year for:
Income taxes, net of refunds	($485)	$23	$178
Interest, net of capitalized interest	164	168	111
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc. and subsidiaries 43

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Founded in 1901 as a retail shoe business in Seattle, Washington, our Company is a leading fashion retailer that offers an extensive selection of high-quality brand-name and private label merchandise for women, men, young adults and children focused on apparel, shoes, beauty, accessories and home goods. This breadth of merchandise allows us to serve a wide range of customers who appreciate quality fashion and a superior shopping experience. We offer brand-name and private label merchandise across our digital and physical assets in both our Nordstrom and Nordstrom Rack banners. Our facilities and stores are located in 40 states in the U.S. and three provinces in Canada. Nordstrom includes:
•Nordstrom.com website and mobile application
•TrunkClub.com
•Nordstrom.ca
•94 Nordstrom stores in the U.S.
•six Nordstrom stores and seven Nordstrom Rack stores in Canada
•seven Nordstrom Locals
Nordstrom Rack includes:
•NordstromRack.com website and mobile application
•HauteLook.com - prior to the first quarter of 2021
•240 Nordstrom Rack stores in the U.S.
•two Last Chance clearance stores
Fiscal Year
We operate on a 52/53-week fiscal year ending on the Saturday closest to January 31st. References to 2021 and all years within this document except 2017 are based on a 52-week fiscal year, while 2017 is based on a 53-week fiscal year.
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

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

We reduce sales and cost of sales by an estimate of future customer merchandise returns, which is calculated based on historical and expected return patterns, and record a sales return allowance and an estimated returns asset. Our sales return allowance is classified in other current liabilities and our estimated returns asset, calculated based on the cost of merchandise sold, is classified in prepaid expenses and other on the Consolidated Balance Sheets. As of January 29, 2022 and January 30, 2021, our sales return allowance was $411 and $299 and our estimated returns asset was $186 and $134. Due to the seasonality of our business, these balances typically increase when higher sales occur in the last month of a period, such as the Anniversary Sale, which usually occurs at the end of the second quarter, and decrease in the following period. We record the impact of the sales return allowance in our separate Nordstrom and Nordstrom Rack banners. The majority of our returns from both digital and physical sales come through our stores. As a result of COVID-19 and the related change in customer buying trends, we experienced declines in 2020 in our online return rates, which historically are higher than our overall average return rates. In 2021, we saw increases in our online return rates, although they were still lower than rates in 2019. Accordingly, we adjusted our estimates of future return rates to reflect recent trends. Estimating future returns requires substantial judgment based on current and historical trends and actual returns may vary from our estimates.
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
As our customers earn points and Nordstrom Notes in The Nordy Club, a portion of underlying sales revenue is deferred based on an estimated stand-alone selling price of points, Nordstrom Notes and other loyalty benefits, such as alterations. We recognize the revenue and related cost of sale when the Nordstrom Notes are ultimately redeemed and reduce our contract liability. We include the deferred revenue in other current liabilities on the Consolidated Balance Sheets. We record breakage revenue of unused points and unredeemed Nordstrom Notes based on expected customer redemption. We estimate, based on historical and expected usage, that approximately 8% of Nordstrom Notes and points will be unredeemed. Estimating future breakage rates requires judgment based on current and historical trends and actual breakage rates may vary from our estimates. Other benefits of the loyalty program, including shopping and fashion events, are recorded in SG&A expenses as these are not a material right of the program.
As of January 29, 2022 and January 30, 2021, our outstanding performance obligation for The Nordy Club, which consists primarily of unredeemed points and Nordstrom Notes at retail value was $112 and $137. Almost all Nordstrom Notes are redeemed within approximately ten months of issuance.
Gift Cards
We record deferred revenue from the sale of gift cards at the time of purchase. As gift cards are redeemed, we recognize revenue and reduce our contract liability. Although our gift cards do not have an expiration date, we include this deferred revenue in other current liabilities on the Consolidated Balance Sheets as customers can redeem gift cards at any time. We record breakage revenue on unused gift cards based on expected customer redemption. We estimate, based on historical usage, that 3% of gift cards will be unredeemed and recognized as revenue. Estimating future breakage rates requires judgment based on current and historical trends and actual breakage rates may vary from our estimates. Higher volumes of gift cards issued over the last several years prior to COVID-19 combined with higher breakage rates resulted in an increase in breakage income for 2020. However, due to COVID-19 and the related change in customer buying trends there were fewer gift cards issued in the last two years, resulting in a decrease in breakage income for 2021. Breakage income was $39, $81 and $17 in 2021, 2020 and 2019.

As of January 29, 2022 and January 30, 2021, our outstanding performance obligation for unredeemed gift cards was $366 and $341. Almost all gift cards are redeemed within two years of issuance.

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
Selling, General and Administrative Expenses
SG&A expenses consist primarily of compensation and benefit, marketing, outbound supply chain and technology costs.
Severance
In 2020, we recorded $88 of restructuring costs in connection with our regional and corporate reorganization, including $25 recorded in cost of sales and related buying and occupancy costs and $63 in SG&A on the Consolidated Statement of Earnings.
Advertising
Advertising production costs for internet, magazines, store events and other media are expensed the first time the advertisement is run. Online marketing costs are expensed when incurred. Total advertising expenses, net of vendor allowances, of $300, $283 and $299 in 2021, 2020 and 2019 were included in SG&A expenses.
Shipping and Fulfillment Costs
Our shipping and fulfillment costs include payments to third-party shippers and costs to hold, move and prepare merchandise for shipment. These costs do not include in-bound freight to our Supply Chain Network facilities, which we include in the cost of our inventory. Shipping and fulfillment costs of $993, $828 and $627 in 2021, 2020 and 2019 were included in SG&A expenses.
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

Fiscal year	2021	2020	2019
Purchase price adjustments	$108	$77	$171
Beauty expenses	103	79	140
Advertising	110	82	101
Other	3	2	6
Total vendor allowances	$324	$240	$418
Stock-Based Compensation
The 2019 Plan authorizes the grant of stock options, PSUs, RSUs, stock appreciation rights and both restricted and unrestricted shares of common stock to employees and nonemployee directors. We grant stock-based awards under our 2019 Plan and employees may purchase our stock at a discount under our ESPP. We predominantly recognize stock-based compensation expense related to stock-based awards at their estimated grant date fair value, recorded on a straight-line basis over the requisite service period. Compensation expense for certain award holders is accelerated based upon age and years of service. Compensation expense for PSUs is adjusted based on the payout percentage of the PSU grant subject to achieving specific performance measures. The total compensation expense is reduced by actual forfeitures as they occur.

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
We regularly evaluate the likelihood of realizing the benefit for income tax positions we have taken in various federal, state and foreign filings by considering all relevant facts, circumstances and information available. If we believe it is more likely than not that our position will be sustained, we recognize a benefit at the largest amount we believe is cumulatively greater than 50% likely to be realized. Interest and penalties related to income tax matters are classified as a component of income tax expense.
Income taxes require significant management judgment regarding applicable statutes and their related interpretation, the status of various income tax audits and our particular facts and circumstances. Also, as audits are completed or statutes of limitations lapse, it may be necessary to record adjustments to our taxes payable, deferred taxes, tax reserves or income tax expense.
CARES Act
On March 27, 2020, the CARES Act was signed into law. Among other provisions, the CARES Act provided for payroll tax credits for employee retention, deferral of payroll taxes and several income tax provisions including allowing for carryback of certain operating losses.
In accordance with our overall approach for determining our income tax provision, which uses an estimated annual effective tax rate based on our best estimates and adjusts for discrete taxable events that occur during the quarter, we made a reasonable estimate of the impacts of the CARES Act in our 2020 results. As of January 29, 2022, we completed our accounting for the impacts of the CARES Act, resulting in no material changes to previously recorded estimated amounts.
For the year ended January 30, 2021, we recognized $69 in employee retention payroll tax credits and elected to defer payment of the employer portion of social security taxes, both as provided for under the CARES Act and other COVID-19 related stimulus. For the year ended January 29, 2022, we recognized an additional $7 in COVID-19 payroll-related stimulus and paid in full the deferred employer portion of social security taxes.
Comprehensive Net Earnings
Comprehensive net earnings consist of net earnings and other gains and losses affecting equity that are excluded from net earnings. These consist of postretirement plan adjustments, net of related income tax effects, and foreign currency translation adjustments.
Cash Equivalents
Cash equivalents are short-term investments with an original maturity of three months or less from the date of purchase and are carried at cost, which approximates fair value. At the end of 2021 and 2020, checks not yet presented for payment drawn in excess of our bank deposit balances were $74 and $106 and included within accounts payable on our Consolidated Balance Sheets.

Nordstrom, Inc. and subsidiaries 47

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Accounts Receivable
Accounts receivable, net primarily includes receivables from TD related to our program agreement, non-Nordstrom-branded credit and debit cards and developer reimbursements.
Merchandise Inventories
Merchandise inventories are stated at the lower of cost or market value using the retail inventory method. Under the retail method, the valuation of inventories is determined by applying a calculated cost-to-retail ratio to the retail value of ending inventory. The value of our inventory on the balance sheet is then reduced by a charge to cost of sales for retail inventory markdowns taken on the selling price. To determine if the retail value of our inventory should be marked down, we consider current and anticipated demand, customer preferences, age of the merchandise and fashion trends. We record reserves for excess and obsolete inventory based on historical trends and specific identification.
We take physical inventory counts at our stores and Supply Chain Network locations and adjust for differences between recorded amounts and counted amounts. Following each physical inventory cycle and using the most recent physical inventory count and historical results, we record an estimate for shrink, based on a percentage of sales, until the next physical inventory count.
Leases
We record leases, which consist primarily of operating leases, on the Consolidated Balance Sheets as operating lease ROU assets and operating lease liabilities, both of which include current and noncurrent portions. Operating lease liabilities are initially recognized based on the net present value of the fixed portion of our lease and common area maintenance payments from lease commencement through the lease term. To calculate the net present value, we apply an incremental borrowing rate. The incremental borrowing rate is determined using a portfolio approach based on the rate of interest we would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. We use quoted interest rates obtained from financial institutions as an input to derive our incremental borrowing rate as the discount rate for the lease. We recognize ROU assets based on operating lease liabilities reduced by property incentives. We test ROU assets for impairment in the same manner as long-lived assets and exclude the related operating lease liability and operating lease payments in our analysis.
We lease the land, buildings, or land and buildings for many of our stores, office facilities and Supply Chain Network facilities. We also lease equipment and have service contracts including transportation agreements and warehouse agreements where we control identified assets such as vehicles, warehouse space and equipment and therefore represent embedded leases.
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

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Long-Lived Assets
When facts and circumstances indicate the carrying values of buildings, equipment and ROU assets may be impaired, we compare the carrying value to the related projected future cash flows, among other quantitative and qualitative analyses. Cash flow analysis requires judgment regarding many factors, such as revenues, growth rates, expenses and capital expenditures. These projections are inherently subject to uncertainties and while we believe the inputs and assumptions utilized in our future cash flows are reasonable, our estimates may change in the near term based on our current and future performance. Land, property and equipment are grouped at the lowest level at which there are identifiable cash flows when assessing impairment, while cash flows for our retail store assets are identified at the individual store level.
In 2020, as we optimized our mix of physical and digital assets to align with longer-term customer trends, we closed 16 Nordstrom stores, six Trunk Club clubhouses and three Jeffrey boutiques. In conjunction with these closures, we incurred non-cash impairment charges on long-lived tangible and ROU assets, primarily associated with the Nordstrom store closures, to adjust the carrying values to their estimated fair value. The following table provides details related to asset impairment charges as a result of COVID-19:

Fiscal year	2020
Long-lived asset impairment[1]	$96
Operating lease ROU asset impairment[1]	41
Total asset impairment	$137
1 As of January 30, 2021, the carrying value of the applicable long-lived and operating lease ROU assets after impairment was $13 and $3.
These charges are primarily included in our Retail segment SG&A expense on the Consolidated Statement of Earnings.
Amortization expense for acquired intangibles was $7 in 2019. In 2019, as a result of the Nordstrom Trunk Club integration, we fully impaired the remaining acquired Nordstrom Trunk Club intangible asset and recorded a loss of $11. No amortization expense was recorded beyond 2019.
Goodwill
Goodwill represents the excess of acquisition cost over the fair value of the related net assets acquired and is not subject to amortization. We review our goodwill annually for impairment, as of the first day of the fourth quarter, or when circumstances indicate that the carrying value may exceed the fair value. We perform this evaluation at the Nordstrom and NordstromRack.com reporting unit level, all within our Retail segment. When evaluating these assets for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If we determine that it is more likely than not that the carrying value exceeds the fair value of the reporting unit, we perform a quantitative fair value test, where we compare the carrying value of the reporting unit to its estimated fair value, which is based on the expected present value of future cash flows (income approach), comparable public companies and acquisitions (market approach), or a combination of both. If fair value is lower than the carrying value, an impairment charge is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. As of January 29, 2022 and January 30, 2021, we had goodwill of $249. Based on the results of our tests, fair value substantially exceeded carrying value, and we therefore had no goodwill impairment in 2021, 2020 or 2019.
Investments
In July 2021, we acquired a minority interest in the Topshop, Topman, Miss Selfridge and HIIT brands through a strategic partnership with ASOS.com Ltd. We invest in financial interests that align with our business and omni-channel strategies, which are recorded in other assets in the Consolidated Balance Sheets and investing other, net on the Consolidated Statements of Cash Flows.
We hold a limited partnership interest in a corporate office building that is classified as held for sale, as we plan to sell our interest within one year. The carrying value of the interest is not material as of January 29, 2022.
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
Reclassification
We reclassified our fiscal 2020 and 2019 Consolidated Statements of Cash Flows to conform with current period presentation. To adjust our net loss to reconcile to operating activity cash flows, we present depreciation and amortization separate from other, net, which includes the “make-whole” premium in the first quarter of 2021 (see Note 5: Debt and Credit Facilities).
NOTE 2: REVENUE
Contract Liabilities
Contract liabilities represent our obligation to transfer goods or services to customers and include deferred revenue for The Nordy Club (including points and Nordstrom Notes) and gift cards. Our contract liabilities are classified as current on the Consolidated Balance Sheets and are as follows:

Contract Liabilities
Balance as of February 1, 2020	$576
Balance as of January 30, 2021	478
Balance as of January 29, 2022	478
Revenues recognized from our beginning contract liability balance were $244 and $261 for the years ended January 29, 2022 and January 30, 2021.
Disaggregation of Revenue
The following table summarizes our disaggregated net sales:

Fiscal year	2021	2020	2019
Nordstrom	$9,640	$6,997	$9,943
Nordstrom Rack	4,762	3,360	5,189
Total net sales	$14,402	$10,357	$15,132

Digital sales as a % of total net sales	42%	55%	33%

The following table summarizes the percent of net sales by merchandise category:

Fiscal year	2021	2020	2019
Women’s Apparel	28%	29%	31%
Shoes	25%	26%	24%
Women’s Accessories	14%	14%	11%
Men’s Apparel	14%	12%	16%
Beauty	12%	12%	11%
Kids’ Apparel	4%	4%	4%
Other	3%	3%	3%
Total net sales	100%	100%	100%

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

NOTE 3: LAND, PROPERTY AND EQUIPMENT
Land, property and equipment consist of the following:

	January 29, 2022	January 30, 2021
Land and land improvements	$285	$285
Buildings and building improvements	1,338	1,446
Leasehold improvements	3,350	3,212
Store fixtures and equipment	4,038	3,993
Capitalized software	1,915	1,724
Construction in progress	373	231
Land, property and equipment	11,299	10,891
Less: accumulated depreciation and amortization	(7,737)	(7,159)
Land, property and equipment, net	$3,562	$3,732
Our net non-cash investing activities primarily related to Nordstrom NYC and our Supply Chain Network capital expenditure accruals and resulted in a (decrease) increase to accounts payable of ($48) and $60 in 2020 and 2019.
NOTE 4: LEASES
We lease the land, buildings, or land and buildings for many of our stores, office facilities and Supply Chain Network facilities, as well as equipment. The majority of our fixed, non-cancellable lease terms are 15 to 30 years for Nordstrom stores, approximately 10 years for Nordstrom Rack stores and 5 to 20 years for office facilities and Supply Chain Network facilities. Many of our leases include options that allow us to extend the lease term beyond the initial commitment period. At the commencement of a lease, we generally include only the initial lease term as we have determined that options to extend are not reasonably certain to occur. The exercise of lease renewal options is generally at our sole discretion. At the renewal of an expiring lease, we reassess our options in the agreement and include all reasonably certain extensions in the measurement of our lease term.
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
The following table summarizes the components of lease cost:

Fiscal year	2021	2020
Operating Lease Cost	$265	$263
Variable lease cost[1]	100	100
Sublease income	(20)	(19)
Total lease cost, net	$345	$344
1 Variable lease cost includes short-term lease cost, which was immaterial in 2021 and 2020.

Nordstrom, Inc. and subsidiaries 51

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

The following table summarizes future lease payments as of January 29, 2022:

Fiscal year	Operating Leases
2022	$320
2023	339
2024	294
2025	246
2026	201
Thereafter	841
Total lease payments[1]	2,241

Less: amount representing interest	(443)
Present value of net lease payments[2]	$1,798
1 Total lease payments do not include payments for variable lease costs that are required by most of our lease agreements and are based on a percentage of sales.
2 Total lease payments exclude $46 of lease payments for operating leases that were signed but not yet commenced as of January 29, 2022.

The following table includes supplemental information:

Fiscal year	2021	2020
Cash paid related to operating lease liabilities	$371	$332
Operating lease interest	87	95
Operating lease liabilities arising from lease agreements	137	79

	January 29, 2022	January 30, 2021
Weighted-average remaining lease term	9 years	9 years
Weighted-average discount rate	4.7%	4.7%
NOTE 5: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt is as follows:

	January 29, 2022	January 30, 2021
Long-term debt, net of unamortized discount:
Senior notes, 4.00%, due October 2021	$—	$500
Senior notes, 2.30%, due April 2024	250	—
Secured Notes, 8.75%, due May 2025	—	600
Senior notes, 4.00%, due March 2027	349	349
Senior debentures, 6.95%, due March 2028	300	300
Senior notes, 4.375%, due April 2030	500	500
Senior notes, 4.25%, due August 2031	425	—
Senior notes, 7.00%, due January 2038	147	147
Senior notes, 5.00%, due January 2044[1]	903	900
Deferred bond issuance costs	(21)	(27)
Total long-term debt	2,853	3,269

Less: current portion	—	(500)
Total due beyond one year	$2,853	$2,769
1 The unamortized discount on these notes was $63 and $66 as of January 29, 2022 and January 30, 2021.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Required principal payments on long-term debt are as follows:

Fiscal year[1]
2022	$—
2023	—
2024	250
2025	—
2026	—
Thereafter	2,689
1 Required principal payments exclude estimated future interest payments of $1,799 as of January 29, 2022, with $144 payable within one year.
During the first quarter of 2021, we issued $250 aggregate principal amount of 2.30% senior notes due April 2024 and $425 aggregate principal amount of 4.25% senior notes due August 2031. These notes are unsecured and can be redeemed at any time in whole or in part. The April 2024 notes can be redeemed at par starting in April 2022. With the net proceeds of these new notes, together with cash on hand, we retired our Secured Notes. We recorded $88 related to the redemption in interest expense, net, which primarily consisted of a one-time payment of $78 for a “make-whole” premium, and the write-off of unamortized balances associated with the debt discount and issuance costs. The “make-whole” premium payment was not included in cash paid during the period for interest, net of capitalized interest in the Supplemental Cash Flow Information. As a result of this redemption, all our outstanding long-term debt is unsecured and all real estate is unencumbered.
During the second quarter of 2021, we retired our 4.00% senior notes that were due October 2021 using cash on hand.
Interest Expense
The components of interest expense, net are as follows:

Fiscal year	2021	2020	2019
Interest on long-term debt and short-term borrowings	$258	$199	$151
Less:
Interest income	(1)	(3)	(10)
Capitalized interest	(11)	(15)	(39)
Interest expense, net	$246	$181	$102
Credit Facilities
During the first quarter of 2021, we amended our Revolver. Under the Revolver, we are in a “Collateral Period” if our Leverage Ratio is greater than four or our unsecured debt is rated below BBB- with a stable outlook at Standard & Poor’s or Baa3 with a stable outlook at Moody’s. In the Collateral Period, any outstanding borrowings under our Revolver will be secured by substantially all our personal property, and we will be subject to asset coverage and minimum liquidity covenants, as well as a fixed charge coverage covenant. If our Leverage Ratio is less than or equal to four and our unsecured debt is rated at or above BBB- with a stable outlook at Standard & Poor’s and Baa3 with a stable outlook at Moody’s, any borrowings under our Revolver will be unsecured, we will not be subject to the above covenants and the restrictions on dividend payments and share repurchases will be removed. As of January 29, 2022, we were in a Collateral Period since we did not meet or exceed our credit rating threshold. We were in compliance with all our Revolver covenants.
Under our Revolver amendment, we created flexibility for dividends and share repurchases during the Collateral Period, provided no default or event of default exists as a result of such payments, the pro-forma Leverage Ratio as of the most recent fiscal quarter is less than 3.75, pro-forma liquidity at the date of such payments is at least $600, and the amount of such payments does not exceed the amount of the corresponding fiscal quarter of 2019. Additionally, the “make-whole” premium and unamortized deferred bond issuance costs related to the redemption of the Secured Notes are excluded from the Revolver amendment’s definition of interest expense. As of January 29, 2022, our Leverage Ratio was less than 3.75, thus we met the requirements under our Revolver amendment to pay dividends or repurchase shares.
The Revolver expires in September 2023 and any outstanding borrowings are classified in total current liabilities on the Consolidated Balance Sheets. In 2021, we borrowed $200 under our Revolver in the first quarter, which was fully repaid in the second quarter, and borrowed an additional $200 in the third quarter, which was fully repaid in the fourth quarter. As of January 29, 2022 and January 30, 2021, we had no borrowings outstanding under our Revolver.

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
Our $800 commercial paper program allows us to use the proceeds to fund operating cash requirements. Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. The issuance of commercial paper has the effect of reducing available liquidity under the Revolver by an amount equal to the principal amount of commercial paper outstanding. Conversely, borrowings under our Revolver have the effect of reducing the available capacity of our commercial paper program by an amount equal to the amount outstanding. As of January 29, 2022 and January 30, 2021, we had no issuances outstanding under our commercial paper program.
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
Long-term debt is recorded at carrying value. If long-term debt was measured at fair value, we would use quoted market prices of the same or similar issues, which is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	January 29, 2022	January 30, 2021
Carrying value of long-term debt	$2,853	$3,269
Fair value of long-term debt	2,758	3,430
Non-financial Assets Measured at Fair Value on a Nonrecurring Basis
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill, long-lived tangible and ROU assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. There were no material impairment charges for these assets for the year ended January 29, 2022. For more information regarding long-lived tangible and ROU asset impairment charges for the year ended January 30, 2021, see Note 1: Nature of Operations and Summary of Significant Accounting Policies.
NOTE 7: SELF-INSURANCE
Our self-insurance reserves are summarized as follows:

	January 29, 2022	January 30, 2021
Workers’ compensation	$77	$74
Employee health and welfare	28	25
Other liability	20	15
Total self-insurance reserve	$125	$114
We are self-insured for the majority of our workers’ compensation programs, employee health and welfare coverage and other liability.
Our workers’ compensation policies have a retention per claim of $1 or less and no policy limits. Approximately 25% of our workers’ compensation obligations are payable within one year. In connection with our workers’ compensation programs, we have standby letters of credit issued on our behalf with $13 available and $2 outstanding as of January 29, 2022. These letters of credit are not reflected in our Consolidated Balance Sheets.
Our employee health and welfare programs do not use stop-loss coverage and participants contribute to the cost of their coverage through premiums and out-of-pocket expenses for deductibles, co-pays and co-insurance.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Other liability primarily includes commercial general liability obligations. Our commercial general liability policy, with a limit up to $101, has a retention per claim of $3 or less. Approximately 75% of our other liability reserve obligations are payable within one year. Beginning in 2021, we no longer carry an employment practices liability policy.
NOTE 8: SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
We have a SERP, which provides retirement benefits to certain officers and select employees. The SERP has different benefit levels depending on the participant’s role. At the end of 2021, we had 57 participants in the plan, including eight officers and select employees eligible for SERP benefits, 46 retirees and three beneficiaries. This plan is non-qualified and does not have a minimum funding requirement. We selected the measurement date of January 31, the calendar month end closest to our fiscal year end, to value our SERP.
Benefit Obligations and Funded Status
Our benefit obligation and funded status is as follows:

	January 29, 2022	January 30, 2021
Change in benefit obligation:
Benefit obligation at beginning of year	$229	$224
Participant service cost	2	2
Interest cost	5	6
Benefits paid	(10)	(10)
Actuarial (gain) loss	(14)	7
Benefit obligation at end of year	212	229
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	10	10
Benefits paid	(10)	(10)
Fair value of plan assets at end of year	—	—
Underfunded status at end of year	($212)	($229)
The accumulated benefit obligation, which is the present value of benefits, assuming no future compensation changes, was $211 and $227 at the end of 2021 and 2020. Amounts recognized as liabilities in the Consolidated Balance Sheets consist of the following:

	January 29, 2022	January 30, 2021
Accrued salaries, wages and related benefits	$11	$11
Other liabilities (noncurrent)	201	218
Net amount recognized	$212	$229
Components of SERP Expense
The components of SERP expense recognized in SG&A expense on the Consolidated Statements of Earnings are as follows:

Fiscal year	2021	2020	2019
Participant service cost	$2	$2	$2
Interest cost	5	6	7
Amortization of net loss and other	8	9	1
Total SERP expense	$15	$17	$10
Accumulated Other Comprehensive Loss
Amounts recognized in accumulated other comprehensive loss (pre-tax) consist of the following:

	2021	2020	2019
Actuarial (gain) loss	(14)	7	34
Amortization of net loss and other	(8)	(9)	(1)
Total recognized in accumulated other comprehensive loss	($22)	($2)	$33

Nordstrom, Inc. and subsidiaries 55

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Assumptions
Weighted-average assumptions used to determine our benefit obligation and SERP expense are as follows:

Fiscal year	2021	2020	2019
Assumptions used to determine benefit obligation:
Discount rate	3.19%	2.62%	2.97%
Rate of compensation increase	2.50%	2.50%	2.50%
Assumptions used to determine SERP expense:
Discount rate	2.62%	2.97%	4.27%
Rate of compensation increase	2.50%	2.50%	2.50%
Future Benefit Payments and Contributions
As of January 29, 2022, the expected future benefit payments based upon the assumptions described above and including benefits attributable to estimated future employee service are as follows:

Fiscal year
2022	$11
2023	12
2024	12
2025	12
2026	12
2027 – 2031	61
Thereafter	92
NOTE 9: 401(K) PLAN
We provide a 401(k) plan for our employees that allows for employee elective contributions and our matching contributions. Employee elective contributions are funded through voluntary payroll deductions. Beginning January 1, 2021, the Company contributes a matching percentage of employee contributions to the Plan. Prior to January 1, 2021, the Plan allowed for discretionary Company contributions funded in an amount determined by our Board of Directors each year.
Total expenses related to Company contributions were $67 and $85 in 2021 and 2019 and were included in both buying and occupancy costs and SG&A expenses on our Consolidated Statements of Earnings. In 2020, due to COVID-19 and the steps we took to strengthen our financial flexibility, we temporarily paused our employer match contribution and incurred no expenses related to Company contributions.
NOTE 10: STOCK-BASED COMPENSATION
Under our deferred and stock-based compensation plan arrangements, we issued 1.6, 2.2 and 2.1 shares of common stock in 2021, 2020 and 2019. Under the 2019 Plan, the aggregate number of shares to be issued may not exceed 24.5 plus any shares currently outstanding under the 2010 Plan that are forfeited or expire during the term of the 2019 Plan. As of January 29, 2022, we have 24.5 shares authorized, 15.0 shares issued and outstanding and 17.4 shares remaining available for future grants under the 2019 Plan.
Under the ESPP, employees may make payroll deductions of up to 15% of their base and bonus compensation for the purchase of Nordstrom common stock. At the end of each six-month offering period, participants apply their accumulated payroll deductions toward the purchase of shares of our common stock at 90% of the fair market value on the last day of the offer period. As of January 29, 2022, we had 16.1 shares authorized and 3.3 shares available for issuance under the ESPP. We issued 0.5 and 1.0 shares under the ESPP during 2021 and 2020. At the end of 2021 and 2020, we had current liabilities of $6 and $5 for future purchases of shares under the ESPP.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

The following table summarizes our stock-based compensation expense:

Fiscal year	2021	2020	2019
RSUs	$52	$53	$49
Stock options	22	12	11
Other[1]	5	2	9
Total stock-based compensation expense, before income tax benefit	79	67	69
Income tax benefit	(20)	(26)	(18)
Total stock-based compensation expense, net of income tax benefit	$59	$41	$51
1 Other stock-based compensation expense includes PSUs, ESPP and nonemployee director stock awards.
The stock-based compensation expense before income tax benefit was recorded in our Consolidated Statements of Earnings as follows:

Fiscal year	2021	2020	2019
Cost of sales and related buying and occupancy costs	$15	$16	$20
SG&A expenses	64	51	49
Total stock-based compensation expense, before income tax benefit	$79	$67	$69
Restricted Stock
Our Compensation, People and Culture Committee of our Board of Directors approves grants of restricted stock units to employees. The number of units granted to an individual are determined based upon a percentage of the recipient’s base salary and the fair value of the restricted stock. Restricted stock units typically vest over four years.
A summary of restricted stock unit activity for 2021 is presented below:

Fiscal year	2021
	Shares	Weighted-average grant date fair value per unit
Outstanding, beginning of year	4.8	$37
Granted	1.8	31
Vested	(1.4)	35
Forfeited or cancelled	(0.6)	28
Outstanding, end of year	4.6	$36
The aggregate fair value of restricted stock units vested during 2021, 2020 and 2019 was $50, $44 and $65. As of January 29, 2022, the total unrecognized stock-based compensation expense related to nonvested restricted stock units was $61, which is expected to be recognized over a weighted-average period of 28 months.

Nordstrom, Inc. and subsidiaries 57

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Stock Options
Our Compensation, People and Culture Committee of our Board of Directors approves grants of non-qualified stock options to employees. We used the following assumptions to estimate the fair value for stock options at each grant date:

Fiscal year	2021	2020[1]	2019
Assumptions
Risk-free interest rate: Represents the yield on U.S. Treasury zero-coupon securities that mature over the 10-year life of the stock options.	0.11% – 1.51%	0.18% – 0.62%	2.5% – 2.7%
Weighted-average volatility: Based on a combination of the historical volatility of our common stock and the implied volatility of exchange-traded options for our common stock.	52.2%	60.1%	34.6%
Weighted-average expected dividend yield: Our forecasted dividend yield for the next 10 years.	3.4%	3.4%	1.9%
Expected life in years: Represents the estimated period of time until option exercise. The expected term of options granted was derived from the output of the Binomial Lattice option valuation model and was based on our historical exercise behavior, taking into consideration the contractual term of the option and our employees’ expected exercise and post-vesting employment termination behavior.	8.3	7.7	6.8

Grant Date Information
Date of grant	March 4, 2021	June 1, 2020	March 5, 2019
Weighted-average fair value per option	$13	$7	15
Exercise price per option	$36	$17	45
1 Additional non-qualified stock options were also granted to certain company leaders on August 27, 2020 at an exercise price per option of $15. The assumptions used to estimate the fair value for the additional stock options were similar to the 2020 grant assumptions presented in this table. In 2020, we also granted stock options to certain qualified employees outside of the June and August grant dates, which were insignificant in aggregate.
The number of awards granted to an individual are determined based upon award amounts and fair value of stock options at the time of grant. Our options primarily vest equally over a four-year period or at the end of two years, and expire ten years after the date of grant.
A summary of stock option activity for 2021 is presented below:

Fiscal year	2021
	Shares	Weighted- average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, beginning of year	11.0	$40
Granted	1.2	36
Exercised	—	37
Forfeited or cancelled	(1.8)	42
Outstanding, end of year	10.4	$39	5	$183
Vested, end of year	5.2	$54	3	$170
Vested or expected to vest, end of year	10.2	$40	5	$180

Fiscal year		2021	2020	2019
Aggregate intrinsic value of options exercised		$—	$1	$5
Fair value of stock options vested		$2	$8	$17
As of January 29, 2022, the total unrecognized stock-based compensation expense related to nonvested stock options was $12, which is expected to be recognized over a weighted-average period of 18 months.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

NOTE 11: SHAREHOLDERS’ EQUITY
Changes in the number of issued and outstanding shares of our common stock in 2021, 2020 and 2019 are the result of share repurchases and compensation plan issuances (see Note 10: Stock-based Compensation). The following is a summary of the activity related to our share repurchase programs in 2021, 2020 and 2019:

	Shares	Average price per share	Amount
Capacity at February 2, 2019			$893
Shares repurchased	4.1	$45	(186)
Capacity at February 1, 2020			707
Shares repurchased	—	$—	—
Capacity at January 30, 2021			707
Shares repurchased	—	$—	—
Capacity at January 29, 2022			$707
The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to the discretion of the Board of Directors, contractual commitments, market and economic conditions and applicable SEC rules.
Our Revolver contains negative covenants with respect to payment of dividends and share repurchases. Under our Revolver amendment, we created flexibility for dividends and share repurchases, provided certain requirements are met (see Note 5: Debt and Credit Facilities).
We paid no dividends in 2021, $0.37 per share in 2020 and $1.48 per share in 2019.
NOTE 12: INCOME TAXES
U.S. and foreign components of earnings before income taxes were as follows:

Fiscal year	2021	2020	2019
U.S.	$241	($1,210)	$654
Foreign	5	(18)	28
Earnings (loss) before income taxes	$246	($1,228)	$682
Income tax expense (benefit) consists of the following:

Fiscal year	2021	2020	2019
Current income taxes:
Federal	$61	($501)	$90
State and local	18	(34)	44
Foreign	—	4	—
Total current income tax expense (benefit)	79	(531)	134
Deferred income taxes:
Federal	(10)	47	43
State and local	(5)	(57)	3
Foreign	4	3	6
Total deferred income tax (benefit) expense	(11)	(7)	52
Total income tax expense (benefit)	$68	($538)	$186

Nordstrom, Inc. and subsidiaries 59

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

A reconciliation of the statutory federal income tax rate to the effective tax rate on earnings (loss) before income taxes is as follows:

Fiscal year	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
CARES Act impact	(0.9%)	17.6%	—
State and local income taxes, net of federal income taxes	3.4%	6.1%	5.4%
Federal credits	(4.0%)	0.5%	(0.9%)
Non-deductible expenses[1]	2.7%	(0.3%)	0.9%
Stock-based compensation[1]	2.0%	(1.0%)	0.8%
Valuation allowance[1]	1.8%	(0.8%)	(0.1%)
Taxes on foreign operations[1]	1.3%	0.4%	1.0%
Other, net[1]	0.2%	0.3%	(0.8%)
Effective tax rate	27.5%	43.8%	27.3%
1 We reclassified immaterial prior year amounts that were included in the other, net category to conform with current period presentation.
The components of deferred tax assets and liabilities are as follows:

	January 29, 2022	January 30, 2021
Deferred tax assets:
Lease liabilities	$471	$505
Compensation and benefits accruals	133	139
Allowance for sales returns	59	43
Accrued expenses	27	28
Merchandise inventories	35	22
Gift cards	25	10
The Nordy Club loyalty program	5	19
Net operating losses	81	72
Other	9	23
Total deferred tax assets	845	861
Valuation allowance	(28)	(24)
Total deferred tax assets, net of valuation allowance	817	837
Deferred tax liabilities:
ROU assets	(326)	(337)
Land, property and equipment	(327)	(341)
Debt exchange premium	(12)	(12)
Total deferred tax liabilities	(665)	(690)
Net deferred tax assets	$152	$147
The following sets forth information on approximate net operating loss carryforwards for income tax purposes:

	January 29, 2022	January 30, 2021
State	$1,114	$1,036
Foreign	50	54
The net operating loss carryforwards are subject to certain statutory limitations of applicable state and foreign laws. If not utilized, a portion of our state and foreign net operating loss carryforwards will begin to expire in 2024 and 2033.
As of January 29, 2022 and January 30, 2021, we believe there are certain foreign net operating loss carryforwards and deferred tax assets that will not be realized in the foreseeable future. As such, valuation allowances of $28 and $24 have been recorded as of January 29, 2022 and January 30, 2021. In 2021 and 2020, the valuation allowance increased $4 and decreased $17.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Fiscal year	2021	2020	2019
Unrecognized tax benefit at beginning of year	$32	$22	$30
Gross increase to tax positions in prior periods	11	4	—
Gross increase to tax positions in current period	6	6	3
Lapses in statute	—	—	(1)
Settlements	(2)	—	(10)
Unrecognized tax benefit at end of year	$47	$32	$22
At the end of 2021 and 2020, $39 and $30 of the ending gross unrecognized tax benefit related to items which, if recognized, would affect the effective tax rate.
There was no material expense for interest and penalties in 2021, 2020 and 2019. At the end of 2021 and 2020, our liability for interest and penalties was $7 and $4.
We file income tax returns in the U.S. and a limited number of foreign jurisdictions. With few exceptions, we are no longer subject to federal, state and local, or non-U.S. income tax examinations for years before 2012. As of January 29, 2022, we believe it is reasonably possible unrecognized tax benefits related to federal, state and local tax positions may decrease $39 by January 28, 2023, due to the completion of examinations and the expiration of various statutes of limitations.
NOTE 13: COMMITMENTS AND CONTINGENCIES
Our estimated total purchase obligations, which primarily consist of inventory purchase orders and capital expenditure commitments, were $2,576 as of January 29, 2022. These purchase obligations are primarily payable within one year.
Our NYC flagship store opened in October 2019 and the related building and equipment assets were placed into service at the end of the third quarter of 2019. While our store has opened, construction continues in the residential condominium units above the store. As of January 29, 2022, we have a fee interest in the retail condominium unit. In the third quarter of 2021, we paid the majority of our final installment payment based on the developer meeting final pre-established construction and development milestones.
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

Fiscal year	2021	2020	2019
Net earnings (loss)	$178	($690)	$496

Basic shares	159.0	157.2	155.2
Dilutive effect of common stock equivalents	3.5	—	0.9
Diluted shares	162.5	157.2	156.1

Earnings (loss) per basic share	$1.12	($4.39)	$3.20
Earnings (loss) per diluted share	$1.10	($4.39)	$3.18

Anti-dilutive common stock equivalents	8.1	13.5	10.0

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
Our Retail reportable segment aggregates our two operating segments, Nordstrom and Nordstrom Rack. Nordstrom consists of Nordstrom.com, TrunkClub.com, Nordstrom-branded U.S. stores, Canada, which includes Nordstrom.ca, Nordstrom Canadian stores and Nordstrom Rack Canadian stores, and Nordstrom Local. Nordstrom Rack consists of NordstromRack.com, Nordstrom Rack-branded U.S. stores, Last Chance clearance stores and, prior to the first quarter of 2021, HauteLook.com.
Our Nordstrom and Nordstrom Rack operating segments both generate revenue by offering customers an extensive selection of high-quality brand-name and private label merchandise for women, men, young adults and children focused on apparel, shoes, beauty, accessories and home goods. We continue to focus on omni-channel initiatives by integrating the operations, merchandising and technology necessary to be consistent with our customers’ expectations of a seamless shopping experience regardless of channel or business. Nordstrom and Nordstrom Rack have historically had similar economic characteristics and are expected to have similar economic characteristics and long-term financial performance in future periods. They also have other similar qualitative characteristics, including suppliers, method of distribution, type of customer and regulatory environment. Due to their similar qualitative and economic characteristics, we have aggregated our Nordstrom and Nordstrom Rack operating segments into a single reportable segment.
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

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

The following table sets forth information for our reportable segment:

	Retail	Corporate/Other	Total
Fiscal year 2021
Net sales	$14,402	$—	$14,402
Credit card revenues, net	—	387	387
Earnings (loss) before interest and income taxes	687	(195)	492
Capital expenditures	(218)	(288)	(506)
Depreciation and amortization	(350)	(265)	(615)
Assets	6,244	2,625	8,869

Fiscal year 2020
Net sales	$10,357	$—	$10,357
Credit card revenues, net	—	358	358
Loss before interest and income taxes	(924)	(123)	(1,047)
Capital expenditures	(175)	(210)	(385)
Depreciation and amortization	(404)	(267)	(671)
Assets	6,100	3,438	9,538

Fiscal year 2019
Net sales	$15,132	$—	$15,132
Credit card revenues, net	—	392	392
Earnings (loss) before interest and income taxes	1,028	(244)	784
Capital expenditures	(726)	(209)	(935)
Depreciation and amortization	(428)	(233)	(661)
Assets	6,831	2,906	9,737
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 29, 2022.
Deloitte & Touche LLP, an independent registered public accounting firm, was retained to audit our Consolidated Financial Statements and the effectiveness of our internal control over financial reporting. They have issued an attestation report on our internal control over financial reporting as of January 29, 2022, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Nordstrom, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Nordstrom, Inc. and subsidiaries (the “Company”) as of January 29, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 29, 2022, of the Company and our report dated March 11, 2022, expressed an unqualified opinion on those financial statements.
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
March 11, 2022

Nordstrom, Inc. and subsidiaries 65

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required under this item is included in the following sections of our Proxy Statement for our 2022 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Corporate Governance
Director Qualifications, Experience, and Nominating Process
Delinquent Section 16(a) Reports
Requirements and Deadlines for Submission of Proxy Proposals, Nomination of Directors and Other Business of Shareholders
The certifications of our Chief Executive Officer and Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this 2021 Annual Report and were included as exhibits to each of our quarterly reports on Form 10-Q. Our Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) on June 2, 2021, pursuant to Section 303A.12(a) of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.
Item 11. Executive Compensation.
The information required under this item is included in the following sections of our Proxy Statement for our 2022 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Compensation of Executive Officers
Director Compensation
Compensation Committee Interlocks and Insider Participation
Compensation, People and Culture Committee Report
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information required under this item is included in the following sections of our Proxy Statement for our 2022 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Security Ownership of Certain Beneficial Owners and Management
Equity Compensation Plans
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required under this item is included in the following sections of our Proxy Statement for our 2022 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Corporate Governance
Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services.
Our independent registered public accounting firm is Deloitte & Touche LLP, Seattle, Washington, Auditor ID: 34.
The information required under this item is included in the Ratification of the Appointment of Independent Registered Public Accounting Firm section of our Proxy Statement for our 2022 Annual Meeting of Shareholders, the section of which is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year.

PART IV
Item 15. Exhibit and Financial Statement Schedules.
The following information required under this item is filed as part of this report:
All other schedules and exhibits are omitted because they are not applicable, not required or because the information required has been given as part of this report.

Nordstrom, Inc. and subsidiaries 67

Nordstrom, Inc. and Subsidiaries
Exhibit Index
Listed below are all exhibits included as part of this report. Those denoted with an asterisk (*) are a management contract, compensatory plan or arrangement:

		Incorporated by Reference
	Exhibit	Form	Exhibit	Filing Date
3.1	Articles of Incorporation as amended and restated on May 25, 2005	8-K	3.1	May 31, 2005

3.2	Bylaws, as amended and restated on February 12, 2022	8-K	3.1	February 15, 2022

4.1	Description of Nordstrom, Inc. Securities	S-3	4.4	April 30, 2001

4.2	Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated March 11, 1998	S-3/A	4.1	March 10, 1998

4.3	Indenture dated December 3, 2007, between the Company and Wells Fargo Bank, National Association	S-4/A	4.1	April 29, 2014

4.4	Form of 5.00% Global Note due 2044	S-4	4.2	March 28, 2014

4.5	Form of 5.00% Rule 144A Global Note due 2044	S-4	4.3	March 28, 2014

4.6	Form of 5.00% Regulation S Global Note due 2044	S-4	4.4	March 28, 2014

4.7	Form of 4.00% Note due 2027	8-K	4.1	March 9, 2017

4.8	Form of 5.00% Note due 2044	8-K	4.2	March 9, 2017

4.9	Form of 4.375% Note due 2030	8-K	4.1	November 6, 2019

4.10	Form of 2.300% Global Note due 2024	10-Q	4.2	September 3, 2021

4.11	Form of 4.250% Global Note due 2031	10-Q	4.3	September 3, 2021

4.12*	Trunk Club Newco, Inc. 2010 Equity Incentive Plan	S-8	4.1	August 27, 2014

4.13	Indenture, dated as of April 16, 2020, by and between Nordstrom, Inc. and Wells Fargo Bank, National Association, as indenture trustee	10-Q	4.1	June 10, 2020

10.1*	Nordstrom, Inc. 2019 Equity Incentive Plan (2020 Amendment)	DEF 14A	Appendix B	April 7, 2020

10.2*	Amended and Restated Nordstrom, Inc. Executive Management Bonus Plan	DEF 14A	Appendix A	April 8, 2016

10.3*	Nordstrom Deferred Compensation Plan (2019 Restatement)	10-Q	10.3	June 4, 2021

10.4*	Amendment 2021-1 to the Nordstrom Deferred Compensation Plan	10-Q	10.4	June 4, 2021

10.5*	Form of 2012 Nonqualified Stock Option Grant Agreement	8-K	10.1	November 18, 2011

10.6*	Form of 2013 Nonqualified Stock Option Grant Agreement	8-K	10.1	November 14, 2012

10.7*	Form of 2014 Nonqualified Stock Option Grant Agreement	8-K	10.1	March 4, 2014

10.8*	Form of the 2015 Nonqualified Stock Option Grant Agreement	8-K	10.1	February 19, 2015

10.9*	Form of the 2016 Nonqualified Stock Option Grant Agreement	8-K	10.1	March 1, 2016

10.10*	Form of 2016 Nonqualified Stock Option Grant Agreement, Supplemental Award	10-Q	10.2	August 30, 2016

10.11*	Form of the 2017 Nonqualified Stock Option Grant Agreement	8-K	10.1	February 23, 2017

10.12*	Form of 2019 Nonqualified Stock Option Award Agreement	8-K	10.1	March 4, 2019

10.13*	Form of 2019 Nonqualified Stock Option Award Agreement, Supplemental Award	8-K	10.2	March 4, 2019

10.14*	Form of 2020 Nonqualified Stock Option Award Agreement	8-K	10.1	March 3, 2020

10.15*	Form of 2020 Nonqualified Stock Option Award Agreement, Supplemental Award	10-Q	10.5	June 10, 2020

10.16*	Nordstrom, Inc. 2010 Equity Incentive Plan	DEF 14A	Appendix A	April 8, 2010

10.17*	Nordstrom, Inc. 2010 Equity Incentive Plan as amended February 27, 2013	DEF 14A	Appendix A	April 1, 2013

10.18*	Nordstrom, Inc. 2010 Equity Incentive Plan as amended and restated February 26, 2014	8-K	10.4	March 4, 2014

10.19*	Nordstrom, Inc. 2010 Equity Incentive Plan as amended and restated February 16, 2017	DEF 14A	Appendix A	April 5, 2017

		Incorporated by Reference
	Exhibit	Form	Exhibit	Filing Date

10.20*	Nordstrom, Inc. Executive Severance Plan	10-K	10.23	March 20, 2020

10.21*	Form of 2019 Performance Share Unit Award Agreement	8-K	10.4	March 4, 2019

10.22*	Nordstrom Supplemental Executive Retirement Plan (2020 Restatement)	10-Q	10.1	September 4, 2020

10.23	Nordstrom Directors Deferred Compensation Plan (2017 Restatement)	10-K	10.48	March 19, 2018

10.24	2009 Form of Independent Director Indemnification Agreement	8-K	10.1	March 3, 2009

10.25	2010 Form of Independent Director Indemnification Agreement	10-K	10.78	March 18, 2011

10.26*	Form of 2017 Restricted Stock Unit Award Agreement, Supplemental Award	10-K	10.67	March 20, 2017

10.27*	Form of 2018 Restricted Stock Unit Award Agreement	8-K	10.1	March 8, 2018

10.28*	Form of 2019 Restricted Stock Unit Award Agreement	8-K	10.3	March 4, 2019

10.29*	Form of 2019 Restricted Stock Unit Award Agreement, Supplemental Award	10-Q	10.1	December 4, 2019

10.30*	Form of 2020 Restricted Stock Unit Award Agreement	8-K	10.2	March 3, 2020

10.31*	Form of Restricted Stock Unit Award Agreement – Supplemental Award	8-K	10.2	March 8, 2018

10.32*	Form of Restricted Stock Award under the 2019 Equity Incentive Plan	10-Q	10.4	June 10, 2020

10.33	Revolving Credit Agreement dated September 26, 2018, between Registrant and each of the initial lenders named therein as lenders; Bank of America, N.A. as administrative agent; and Wells Fargo Bank, National Association and U.S. Bank, National Association as co-syndication agents	8-K	10.1	October 2, 2018

10.34	First Amendment to Revolving Credit Agreement dated September 26, 2018	10-Q	10.3	June 10, 2020

10.35	Second Amendment to Revolving Credit Agreement dated September 26, 2018	10-Q	10.1	June 4, 2021

10.36	Credit Card Program Agreement by and among Nordstrom, Inc., Nordstrom FSB and TD Bank USA, N.A. dated May 25, 2015	10-Q	10.1	December 1, 2015

10.37	Letter agreement, dated June 7, 2017	8-K	99.2	June 8, 2017

21.1	Significant subsidiaries of the Registrant, filed herewith electronically

23.1	Consent of Independent Registered Public Accounting Firm, filed as page 71 of this report

31.1	Certification of Chief Executive Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith electronically

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith electronically

101.INS	Inline XBRL Instance Document, filed herewith electronically

101.SCH	Inline XBRL Taxonomy Extension Schema Document, filed herewith electronically

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith electronically

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document, filed herewith electronically

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith electronically

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document, filed herewith electronically

104	Cover Page Interactive Data File (Inline XBRL), filed herewith electronically

Nordstrom, Inc. and subsidiaries 69

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/	Anne L. Bramman
Anne L. Bramman
Chief Financial Officer
(Principal Financial Officer)
Date: March 11, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Financial Officer:		Principal Executive Officer:

/s/	Anne L. Bramman	/s/	Erik B. Nordstrom
	Anne L. Bramman		Erik B. Nordstrom
	Chief Financial Officer		Chief Executive Officer

Principal Accounting Officer:

/s/	Michael W. Maher
Michael W. Maher
Chief Accounting Officer

Directors:

/s/	Shellye L. Archambeau	/s/	Stacy Brown-Philpot
	Shellye L. Archambeau		Stacy Brown-Philpot
	Director		Director

/s/	James L. Donald	/s/	Kirsten A. Green
	James L. Donald		Kirsten A. Green
	Director		Director

/s/	Glenda G. McNeal	/s/	Erik B. Nordstrom
	Glenda G. McNeal		Erik B. Nordstrom
	Director		Director

/s/	Peter E. Nordstrom	/s/	Brad D. Smith
	Peter E. Nordstrom		Brad D. Smith
	Director		Chairman of the Board of Directors

/s/	Bradley D. Tilden	/s/	Mark J. Tritton
	Bradley D. Tilden		Mark J. Tritton
	Director		Director

Date:	March 11, 2022

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We consent to the incorporation by reference in Registration Statement Nos. 333-239087, 333-239086, 333-239083, 333-231969, 333-225295, 333-211825, 333-207396, 333-198413, 333-189301, 333-166961, 333-161803 on Form S-8 and No. 333-230379 on Form S-3 of our reports dated March 11, 2022, relating to the financial statements of Nordstrom Inc. and subsidiaries, and the effectiveness of Nordstrom, Inc. and subsidiaries’ internal control over financial reporting, appearing in the Annual Report on Form 10-K of Nordstrom, Inc. for the year ended January 29, 2022.

/s/ Deloitte & Touche LLP
Seattle, Washington
March 11, 2022

Nordstrom, Inc. and subsidiaries 71