Form 10-Q
period 2022-04-30
NORDSTROM INC
filed 2022-06-03
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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
Yes ☐ No ☑
Common stock outstanding as of May 27, 2022: 160,579,123 shares

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
◦winning at our market strategy by providing a differentiated and seamless experience, which consists of the integration of our digital and physical assets, development of new supply chain capabilities and timely delivery of products,
◦broadening the reach of Nordstrom Rack, including expanding our price range and selection and leveraging our digital and physical assets,
◦enhancing our platforms and processes to deliver core capabilities to drive customer, employee and partner experiences both digitally and in-store,
•our ability to effectively manage our merchandise strategy, including our ability to offer compelling assortments and optimize our inventory to get it closer to the customer,
•our ability to effectively allocate and scale our marketing strategies and resources, as well as realize the expected benefits between The Nordy Club, advertising and promotional campaigns,
•our ability to respond to the evolving retail environment, including new fashion trends, environmental considerations and our customers’ changing expectations of service and experience in stores and online, and our development of new market strategies and customer offerings,
•our ability to mitigate the effects of disruptions in the global supply chain, including factory closures, transportation challenges or stoppages of certain imports, and rising prices of raw materials and freight expenses,
•our ability to control costs through effective inventory management, fulfillment and supply chain processes and systems,
•our ability to acquire, develop and retain qualified and diverse talent by providing appropriate training, compelling work environments and competitive compensation and benefits, especially in areas with increased market compensation,
•our ability to realize the expected benefits, anticipate and respond to potential risks and appropriately manage costs associated with our credit card revenue sharing program,
•potential goodwill impairment charges, future impairment charges, fluctuations in the fair values of reporting units or of assets in the event projected financial results are not achieved within expected time frames or our strategic direction changes,
Data, Cybersecurity and Information Technology
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
•our ability to maintain our reputation and relationships with our customers, employees, vendors and third-party partners and landlords,
•our ability to act responsibly and with transparency with respect to our corporate social responsibility practices and initiatives, and meet any communicated targets, goals or milestones,
•our ability to market our brand and distribute our products through a variety of third-party publisher or platform channels, as well as access mobile operating system and website identifiers for personalized delivery of targeted advertising,

Investment and Capital
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
•the length and severity of epidemics or pandemics, such as the COVID-19 pandemic, or other catastrophic events, and the related impact on customer behavior, store and online operations and supply chain functions, as well as our future consolidated financial position, results of operations and cash flows,
•the impact of the seasonal nature of our business and cyclical customer spending,
•the impact of economic and market conditions in the U.S. and Canada, including inflation and resulting changes to customer purchasing behavior, unemployment and bankruptcy rates, as well as any fiscal stimulus, or the cessation of any fiscal stimulus and the resulting impact on consumer spending and credit patterns,
•the impact of economic, environmental or political conditions,
•the impact of changing traffic patterns at shopping centers and malls,
•financial insecurity or potential insolvency experienced by our vendors, suppliers, developers, landlords, competitors or customers as a result of any economic downturn,
•weather conditions, natural disasters, climate change, national security concerns, civil unrest, other market and supply chain disruptions, the effects of tariffs, or the prospects of these events, and the resulting impact on consumer spending patterns or information technology systems and communications,
Legal and Regulatory
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

DEFINITIONS OF COMMONLY USED TERMS

Term	Definition
2019 Plan	2019 Equity Incentive Plan
2021 Annual Report	Annual Report on Form 10-K filed on March 11, 2022
Adjusted EPS	Adjusted earnings (loss) per diluted share (a non-GAAP financial measure)
Adjusted ROIC	Adjusted return on invested capital (a non-GAAP financial measure)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CODM	Chief operating decision maker
COVID-19	Novel coronavirus
Digital sales
Sales conducted through a digital platform such as our websites or mobile apps. Digital sales may be self-guided by the customer, as in a traditional online order, or facilitated by a salesperson using a virtual styling or selling tool. Digital sales may be delivered to the customer or picked up in our Nordstrom stores, Nordstrom Rack stores or Nordstrom Local service hubs. Digital sales also includes a reserve for estimated returns.

EBIT	Earnings (loss) before interest and income taxes
EBITDA	Earnings (loss) before interest, income taxes, depreciation and amortization
EBITDAR	Earnings (loss) before interest, income taxes, depreciation, amortization and rent, as defined by our Revolver covenant
EPS	Earnings (loss) per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
First quarter of 2022	13 fiscal weeks ending April 30, 2022
First quarter of 2021	13 fiscal weeks ending May 1, 2021
Fiscal year 2022	52 fiscal weeks ending January 28, 2023
Fiscal year 2021	52 fiscal weeks ending January 29, 2022
GAAP	U.S. generally accepted accounting principles
GMV	Gross merchandise value
Gross profit	Net sales less cost of sales and related buying and occupancy costs
Leverage Ratio	The sum of our funded debt and operating lease liabilities divided by the preceding twelve months of Adjusted EBITDAR as defined by our Revolver covenant
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Nordstrom	Nordstrom.com, TrunkClub.com, Nordstrom-branded U.S. stores, Canada, which includes Nordstrom.ca, Nordstrom Canadian stores and Nordstrom Rack Canadian stores, and Nordstrom Local
Nordstrom Local	Nordstrom Local service hubs, which offer Nordstrom order pickups, returns, alterations and other services
Nordstrom NYC	Our New York City Nordstrom flagship store, including the Men’s location
Nordstrom Rack	NordstromRack.com, Nordstrom Rack-branded U.S. stores and Last Chance clearance stores
The Nordy Club	Our customer loyalty program
NYSE	New York Stock Exchange
Operating Lease Cost	Fixed rent expense, including fixed common area maintenance expense, net of developer reimbursement amortization
PCAOB	Public Company Accounting Oversight Board (United States)
Property incentives	Developer and vendor reimbursements
PSU	Performance share unit
Revolver	Senior revolving credit facility
ROU asset	Operating lease right-of-use asset
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
SERP	Unfunded defined benefit Supplemental Executive Retirement Plan
Secured Notes	8.750% senior secured notes due May 2025
SG&A	Selling, general and administrative
Supply Chain Network	Fulfillment centers that primarily process and ship orders to our customers, distribution centers that primarily process and ship merchandise to our stores and other facilities and omni-channel centers that both fulfill customer orders and ship merchandise to our stores
TD	Toronto-Dominion Bank, N.A.

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended
	April 30, 2022	May 1, 2021
Net sales	$3,467	$2,921
Credit card revenues, net	102	88
Total revenues	3,569	3,009
Cost of sales and related buying and occupancy costs	(2,331)	(2,019)
Selling, general and administrative expenses	(1,165)	(1,075)
Earnings (loss) before interest and income taxes	73	(85)
Interest expense, net	(35)	(137)
Earnings (loss) before income taxes	38	(222)
Income tax (expense) benefit	(18)	56
Net earnings (loss)	$20	($166)

Earnings (loss) per share:
Basic	$0.13	($1.05)
Diluted	$0.13	($1.05)

Weighted-average shares outstanding:
Basic	160.1	158.5
Diluted	162.9	158.5
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended
	April 30, 2022	May 1, 2021
Net earnings (loss)	$20	($166)
Foreign currency translation adjustment	(1)	10
Post retirement plan adjustments, net of tax	1	1
Comprehensive net earnings (loss)	$20	($155)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	April 30, 2022	January 29, 2022	May 1, 2021
Assets
Current assets:
Cash and cash equivalents	$484	$322	$377
Accounts receivable, net	297	255	238
Merchandise inventories	2,426	2,289	1,961
Prepaid expenses and other	332	306	923
Total current assets	3,539	3,172	3,499

Land, property and equipment (net of accumulated depreciation of $7,834, $7,737 and $7,322)	3,505	3,562	3,642
Operating lease right-of-use assets	1,497	1,496	1,560
Goodwill	249	249	249
Other assets	384	390	383
Total assets	$9,174	$8,869	$9,333

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving line of credit	$—	$—	$200
Accounts payable	1,898	1,529	1,676
Accrued salaries, wages and related benefits	241	383	330
Current portion of operating lease liabilities	250	242	246
Other current liabilities	1,198	1,160	1,056
Current portion of long-term debt	—	—	500
Total current liabilities	3,587	3,314	4,008

Long-term debt, net	2,854	2,853	2,847
Non-current operating lease liabilities	1,566	1,556	1,662
Other liabilities	578	565	650

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 160.5, 159.4 and 158.9 shares issued and outstanding	3,301	3,283	3,221
Accumulated deficit	(2,662)	(2,652)	(2,996)
Accumulated other comprehensive loss	(50)	(50)	(59)
Total shareholders’ equity	589	581	166
Total liabilities and shareholders’ equity	$9,174	$8,869	$9,333
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended
	April 30, 2022	May 1, 2021
Common stock
Balance, beginning of period	$3,283	$3,205
Issuance of common stock under stock compensation plans	8	7
Stock-based compensation	10	9
Balance, end of period	$3,301	$3,221

Accumulated deficit
Balance, beginning of period	($2,652)	($2,830)
Net earnings (loss)	20	(166)
Dividends	(30)	—
Balance, end of period	($2,662)	($2,996)

Accumulated other comprehensive loss
Balance, beginning of period	($50)	($70)
Other comprehensive income	—	11
Balance, end of period	($50)	($59)

Total shareholders’ equity	$589	$166

Dividends per share	$0.19	$—
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Quarter Ended
	April 30, 2022	May 1, 2021
Operating Activities
Net earnings (loss)	$20	($166)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	152	162
Right-of-use asset amortization	47	43
Deferred income taxes, net	(13)	8
Stock-based compensation expense	19	22
Other, net	(45)	86
Change in operating assets and liabilities:
Accounts receivable	(18)	7
Merchandise inventories	(19)	(16)
Prepaid expenses and other assets	(24)	(126)
Accounts payable	233	(296)
Accrued salaries, wages and related benefits	(143)	(22)
Other current liabilities	40	7
Lease liabilities	(65)	(81)
Other liabilities	3	8
Net cash provided by (used in) operating activities	187	(364)

Investing Activities
Capital expenditures	(96)	(126)
Proceeds from the sale of assets and other, net	85	16
Net cash used in investing activities	(11)	(110)

Financing Activities
Proceeds from revolving line of credit	—	200
Proceeds from long-term borrowings	—	675
Principal payments on long-term borrowings	—	(600)
Increase (decrease) in cash book overdrafts	16	(17)
Cash dividends paid	(30)	—
Proceeds from issuances under stock compensation plans	8	7
Tax withholding on share-based awards	(8)	(13)
Make-whole premium payment and other, net	—	(85)
Net cash (used in) provided by financing activities	(14)	167

Effect of exchange rate changes on cash and cash equivalents	—	3
Net increase (decrease) in cash and cash equivalents	162	(304)
Cash and cash equivalents at beginning of period	322	681
Cash and cash equivalents at end of period	$484	$377

Supplemental Cash Flow Information
Cash (received) paid during the period for:
Income taxes, net	($22)	$3
Interest, net of capitalized interest	40	63
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
NOTE 1: BASIS OF PRESENTATION
The Condensed Consolidated Financial Statements include the balances of Nordstrom, Inc. and its subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The interim Condensed Consolidated Financial Statements have been prepared on a basis consistent in all material respects with the accounting policies described and applied in our 2021 Annual Report and reflect all adjustments of a normal recurring nature that are, in management’s opinion, necessary for the fair presentation of the results of operations, financial position and cash flows for the periods presented.
The Condensed Consolidated Financial Statements as of and for the periods ended April 30, 2022 and May 1, 2021 are unaudited. The Condensed Consolidated Balance Sheet as of January 29, 2022 has been derived from the audited Consolidated Financial Statements included in our 2021 Annual Report. The interim Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and related footnote disclosures contained in our 2021 Annual Report.
Seasonality
Our business, like that of other retailers, is subject to seasonal fluctuations and cyclical trends in consumer spending. Our sales are typically higher in our second quarter, which usually includes most of our Anniversary Sale, and in the fourth quarter due to the holidays. In 2021, approximately one week of the Anniversary Sale shifted into the third quarter.
Results for any one quarter are not indicative of the results that may be achieved for a full fiscal year. We plan our merchandise purchases and receipts to coincide with expected sales trends. For instance, our merchandise purchases and receipts increase prior to the Anniversary Sale and in the fall as we prepare for the holiday shopping season in November through December. Consistent with our seasonal fluctuations, our working capital requirements have historically increased during the months leading up to the Anniversary Sale and the holidays as we purchase inventory in anticipation of increased sales.
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
Income Taxes
As of May 1, 2021 we recorded $576 in current taxes receivable, which is classified in prepaid expenses and other on the Condensed Consolidated Balance Sheet, and $60 in noncurrent taxes receivable, which is classified in other assets on the Condensed Consolidated Balance Sheet. The current and noncurrent income tax receivables were primarily associated with the loss carryback provision of the CARES Act. Subsequent to the first quarter of 2021, we were refunded the majority of the current income taxes receivable.
Leases
We incurred operating lease liabilities arising from lease agreements of $84 for the quarter ended April 30, 2022 and $33 for the quarter ended May 1, 2021.
Long-Lived Assets
In the first quarter of 2022, we decided to sunset the Trunk Club brand. In conjunction with this decision, we incurred non-cash impairment charges of $10 related to a Trunk Club property to adjust the carrying values to their estimated fair value. These charges are included in our Retail segment SG&A expense on the Condensed Consolidated Statement of Earnings and other operating, net on the Condensed Consolidated Statement of Cash Flows.
Investments
In July 2021, we acquired a minority interest in the Topshop, Topman, Miss Selfridge and HIIT brands through a strategic partnership with ASOS.com Ltd. We invest in financial interests of private companies that align with our business and omni-channel strategies, which are recorded in other assets in the Condensed Consolidated Balance Sheets and proceeds from the sale of assets and other, net on the Condensed Consolidated Statements of Cash Flows.
During the first quarter of 2022, in connection with the sale of a limited partnership interest in a corporate office building, we recognized a gain of $51 in our Corporate/Other SG&A expense in the Condensed Consolidated Statement of Earnings and proceeds of $73 in proceeds from the sale of assets and other, net on the Condensed Consolidated Statement of Cash Flows.

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
(Unaudited)
NOTE 2: REVENUE
Contract Liabilities
Contract liabilities represent our obligation to transfer goods or services to customers and include deferred revenue for The Nordy Club (including points and Nordstrom Notes) and gift cards. Our contract liabilities are classified as current on the Condensed Consolidated Balance Sheets and are as follows:

Contract Liabilities
Balance as of January 30, 2021	$478
Balance as of May 1, 2021	436

Balance as of January 29, 2022	478
Balance as of April 30, 2022	442
Revenues recognized from our beginning contract liability balance were $128 for the quarter ended April 30, 2022 and $114 for the quarter ended May 1, 2021.
Disaggregation of Revenue
The following table summarizes our disaggregated net sales:

	Quarter Ended
	April 30, 2022	May 1, 2021
Nordstrom	$2,289	$1,854
Nordstrom Rack	1,178	1,067
Total net sales	$3,467	$2,921

Digital sales as a % of total net sales	39%	46%
The following table summarizes the percent of net sales by merchandise category:

	Quarter Ended
	April 30, 2022	May 1, 2021
Women’s Apparel	30%	31%
Shoes	26%	26%
Men’s Apparel	14%	12%
Women’s Accessories	13%	14%
Beauty	11%	11%
Kids’ Apparel	3%	4%
Other	3%	2%
Total net sales	100%	100%
NOTE 3: DEBT AND CREDIT FACILITIES
Debt
During the first quarter of 2021, we issued $250 aggregate principal amount of 2.30% senior notes due April 2024 and $425 aggregate principal amount of 4.25% senior notes due August 2031.With the net proceeds of these new notes, together with cash on hand, we retired our $600 Secured Notes. We recorded $88 related to the redemption in interest expense, net, which primarily consisted of a one-time payment of $78 for a “make-whole” premium, and the write-off of unamortized balances associated with the debt discount and issuance costs. The “make-whole” premium payment was not included in cash paid during the period for interest, net of capitalized interest in the Supplemental Cash Flow Information.

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
Credit Facilities
As of April 30, 2022, the provisions of our prior revolving credit facility as described in our 2021 Annual Report were in effect. Subsequent to quarter end, we terminated and replaced our prior revolving credit facility set to expire in September 2023 with a new five-year $800 Revolver that expires in May 2027. Consistent with our prior revolving credit agreement, any outstanding borrowings under the Revolver are secured by substantially all our personal and intellectual property assets and are guaranteed by certain of our subsidiaries. Under the Revolver, our obligation to secure any outstanding borrowings will be eliminated if no default exists and we either have an unsecured investment-grade debt rating from two of three specified ratings agencies, or we have one investment-grade rating and achieve two consecutive fiscal quarters with a Leverage Ratio of less than 2.5 times.
Under the Revolver, we have two financial covenant tests that need to be met on a quarterly basis: a Leverage Ratio that is less than or equal to 4 times and a fixed charge coverage ratio that is greater than or equal to 1.25 times. For the first quarter of 2022, we are reporting our quarterly compliance status under the terms of the new Revolver and are in compliance with all covenants.
The Revolver provides us with additional flexibility, compared with our prior revolving credit facility, for dividends and share repurchases, provided we are not in default, and no default would arise as a result of such payments. If the pro-forma Leverage Ratio after such payments is less than 3 times, then such payments are unlimited. If the pro-forma Leverage Ratio is greater than or equal to 3 times but less than 3.5 times then we are limited to $100 per fiscal quarter and if the pro-forma Leverage Ratio is greater than or equal to 3.5 times then the limit is $60 per fiscal quarter.
The Revolver contains customary representations, warranties, covenants and terms, including paying a variable rate of interest and a facility fee based on our debt rating, and is available for working capital, capital expenditures and general corporate purposes. Provided that we obtain written consent from the lenders, we have the option to increase the Revolver by up to $200, to a total of $1,000, and two options to extend the Revolver for additional one-year terms. As of April 30, 2022, we had no borrowings outstanding under our Revolver.
Our $800 commercial paper program allows us to use the proceeds to fund operating cash requirements. Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. The issuance of commercial paper has the effect of reducing available liquidity under the Revolver by an amount equal to the principal amount of commercial paper outstanding. Conversely, borrowings under our Revolver have the effect of reducing the available capacity of our commercial paper program by an amount equal to the amount outstanding. As of April 30, 2022, we had no issuances outstanding under our commercial paper program.
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
Long-term debt is recorded at carrying value. If long-term debt was measured at fair value, we would use quoted market prices of the same or similar issues, which is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	April 30, 2022	January 29, 2022	May 1, 2021
Carrying value of long-term debt	$2,854	$2,853	$3,347
Fair value of long-term debt	2,544	2,758	3,480
Non-financial Assets Measured at Fair Value on a Nonrecurring Basis
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill, long-lived tangible and ROU assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. For more information regarding long-lived tangible asset impairment charges for the quarter ended April 30, 2022, see Note 1: Basis of Presentation. There were no material impairment charges for these assets for the quarter ended May 1, 2021.

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
NOTE 5: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended
	April 30, 2022	May 1, 2021
RSUs	$12	$14
Stock options	5	7
Other[1]	2	1
Total stock-based compensation expense, before income tax benefit	19	22
Income tax benefit	(5)	(6)
Total stock-based compensation expense, net of income tax benefit	$14	$16
1 Other stock-based compensation expense includes PSUs, ESPP and nonemployee director stock awards.
The following table summarizes our grant allocations:

	Quarter Ended
	April 30, 2022		May 1, 2021
	Granted	Weighted-average grant-date fair value per unit	Granted	Weighted-average grant-date fair value per unit
RSUs	1.4	$23	1.4	$33
Stock options	1.1	$10	1.2	$13
PSUs	0.5	$23	—	—
Under our deferred and stock-based compensation plan arrangements, we issued 1.2 shares of common stock during the first quarter of 2022 and 1.1 shares during the first quarter of 2021.
NOTE 6: SHAREHOLDERS’ EQUITY
In August 2018, our Board of Directors authorized a program to repurchase up to $1,500 of our outstanding common stock, with no expiration date. We repurchased no shares of common stock during the first quarter of 2022 and we had $707 remaining in share repurchase capacity as of April 30, 2022. Subsequent to quarter end, the Board of Directors authorized a new $500 share repurchase program, with no expiration date. This program replaced the August 2018 program. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to the discretion of the Board of Directors, contractual commitments, market and economic conditions and applicable SEC rules.
In May 2022, subsequent to quarter end, we declared a quarterly dividend of $0.19 per share, which will be paid on June 15, 2022 to shareholders of record at the close of business on May 31, 2022.
We have certain limitations with respect to the payment of dividends and share repurchases under our Revolver agreement (see Note 3: Debt and Credit Facilities).
NOTE 7: COMMITMENTS AND CONTINGENCIES
Our NYC flagship store opened in October 2019 and the related building and equipment assets were placed into service at the end of the third quarter of 2019. While our store has opened, construction continues in the residential condominium units above the store. As of April 30, 2022, we have a fee interest in the retail condominium unit. In the third quarter of 2021, we paid the majority of our final installment payment based on the developer meeting final pre-established construction and development milestones.

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
NOTE 8: EARNINGS PER SHARE
The computation of EPS is as follows:

	Quarter Ended
	April 30, 2022	May 1, 2021
Net earnings (loss)	$20	($166)

Basic shares	160.1	158.5
Dilutive effect of common stock equivalents	2.8	—
Diluted shares	162.9	158.5

Earnings (loss) per basic share	$0.13	($1.05)
Earnings (loss) per diluted share	$0.13	($1.05)

Anti-dilutive common stock equivalents	10.1	12.7
NOTE 9: SEGMENT REPORTING
The following table sets forth information for our reportable segment:

	Quarter Ended
	April 30, 2022	May 1, 2021
Retail segment EBIT	$87	($55)
Corporate/Other EBIT	(14)	(30)
Interest expense, net	(35)	(137)
Earnings (loss) before income taxes	$38	($222)
For information about disaggregated revenues, see Note 2: Revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
The following MD&A provides a narrative of our financial performance and is intended to promote understanding of our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, Item 1: Financial Statements (Unaudited) and generally discusses the results of operations for the quarter ended April 30, 2022 compared with the quarter ended May 1, 2021. The following discussion and analysis contains forward-looking statements and should also be read in conjunction with cautionary statements and risks described elsewhere in this Form 10-Q before deciding to purchase, hold or sell shares of our common stock.

Overview	16
Results of Operations	17
Liquidity	21
Capital Resources	23
Critical Accounting Estimates	24
Recent Accounting Pronouncements	25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
OVERVIEW
Our first quarter results were marked by strong topline growth and continued progress in our transformation. Net earnings for the first quarter was $20, or $0.13 per diluted share. After excluding a gain on sale of our interest in a corporate office building and an impairment charge related to a Trunk Club property, adjusted loss per diluted share was $0.06. First quarter net sales increased 19% over the first quarter of 2021. This quarter, we saw customers shopping for long-anticipated in-person occasions such as social events, travel and return to office. Beyond occasions, customers also re-evaluated and refreshed their wardrobes. We are encouraged by this opportunity because it favors the core categories of our business and the core capabilities of our service model.
Our team remains focused on building additional capabilities to better serve customers and drive shareholder value, with particular emphasis on three key areas: improving Nordstrom Rack performance, increasing profitability and optimizing our supply chain and inventory flow.
Nordstrom Rack – Sales grew 10% versus last year, driven by increased store traffic, improved conversion and better in-stock levels. We also built momentum with sales increasing as we moved through the quarter. We are achieving a better balance of price points at Nordstrom Rack by increasing our supply of premium brands and fine tuning our assortment to better align with customer needs. As we move through the year, we expect to see continued benefits from our multi-layered plan to ensure we have the right selection for our customers, which includes expanding our offerings of the most coveted brands, sourcing from new vendors and increasing our use of pack and hold inventory.
Profitability – We continued our progress in improving our merchandise margins this quarter. Our team used advanced analytics to better understand customer needs, find opportunities to improve our assortment and presentation and optimize markdowns. We also increased average retail prices without seeing a negative impact on transaction volumes. We are focused on plans to deliver incremental improvements and elevated flowthrough throughout the remainder of the year.
Supply Chain and Inventory Flow Optimization – We have identified opportunities across our network to improve efficiencies and capabilities, increase sell-through, reduce markdowns, drive expense savings and ultimately improve our service to customers. We have four initiatives in flight:
•First, improving the consistency and predictability of unit flow through our network,
•Second, increasing productivity in our distribution and fulfillment centers,
•Third, accelerating delivery speed,
•And finally, expanding the market-level selection for in-store shopping as well as same-day and next-day pickup.
We still have work to do, but are encouraged by early results and expect to see more significant benefits in the second half of this year.
In addition to the three focus areas above, winning in our most important markets and advancing our digital capabilities are key strategic priorities for us, and we continue to make progress in these areas.
Market Strategy – Our market strategy helps us engage with customers through better service and greater access to product, no matter how our customer chooses to shop. We deliver a level of convenience and connection that our customers enjoy by leveraging a strong store fleet and linking our omnichannel capabilities at the market level. Customers clearly value our interconnected model, with order pickup comprising 10% of Nordstrom.com demand this quarter, an increase of more than 200 basis points versus the prior year. Customers utilizing in-store pickup have higher engagement and spend 3.5 times more than customers who do not utilize the service. Buy Online Pick Up In Store also remains our most profitable customer journey and one of our highest satisfaction customer experiences.
Our styling program also continues to be a powerful engagement driver as we deliver convenience and build deeper customer connections through our Closer to You strategy. As we position our styling program for further growth, we are sunsetting Trunk Club and redirecting our resources to the services our customers tell us they value most. This move reflects our belief in and commitment to styling. Customers spend seven times more and report higher levels of satisfaction when engaging with a stylist either in-store or online, and we are committed to growing and investing in these services.
Digital Capabilities – Digital sales were flat versus the first quarter of 2021, as more customers returned to stores. Digital remains an important part of the business, with 39% penetration, and is an important part of our in-store experience. We will continue to leverage our digital platforms to deliver personalization at scale, especially as we connect with customers through our upcoming Anniversary Sale in the second quarter.
As we look ahead to the second quarter, we believe our customers will benefit from the timing of the Anniversary Sale as they return to events and update their wardrobes. Our Anniversary Sale rewards and engages our loyal customers with brand new product from the best brands at reduced prices for a limited time. Our focus this year is on new and highly coveted brands, bringing back in-store events, and launching a new digital catalog.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
We are excited about our plans for the year and the progress we are making on our transformation. Investments in our market strategy and digital assets put us in a strong position to capitalize on favorable market opportunities as events and overall demand continue to recover. Beyond topline growth, we made progress improving merchandise margin and driving SG&A efficiency, and we have specific workstreams in place to drive incremental improvement in the second half of the year. We have line of sight to achieving the financial targets outlined at our 2021 Investor Event and remain committed to shareholder value creation.
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
We monitor a number of key operating metrics to evaluate our Company’s performance. In addition to net sales, net earnings (loss) and other results under GAAP, two other key operating metrics we use are GMV and inventory turnover rate.
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
Net Sales
The following table summarizes net sales:

	Quarter Ended
	April 30, 2022	May 1, 2021
Net sales:
Nordstrom	$2,289	$1,854
Nordstrom Rack	1,178	1,067
Total net sales	$3,467	$2,921

Net sales increase:
Nordstrom	23.5%	36.7%
Nordstrom Rack	10.3%	59.5%
Total Company	18.7%	44.2%

Digital sales as a % of net sales	39%	46%
Digital sales increase	—%	23%
Total Company net sales increased for the first quarter of 2022, compared with the same period in 2021, exceeding pre-pandemic sales levels. This increase was driven by pricing actions, favorable mix shift and transaction growth. Both customer counts and spend per customer increased compared with the same period in 2021. Total Company GMV increased 20% compared with the same period in 2021. Improvements were broad-based across regions, with urban stores having the strongest growth against the first quarter of 2021. Men’s and women’s apparel, shoes and designer were the top-performing merchandise categories.
Total Company digital sales were flat in the first quarter of 2022, compared with the same period in 2021 and represented 39% of total net sales. Nordstrom and Nordstrom Rack net sales increased for the first quarter of 2022 compared with the same period in 2021. Nordstrom GMV increased 25% compared with the same period in 2021.
There were no store openings or closures during the first quarter of 2022. Subsequent to quarter end, we opened the ASOS | Nordstrom store in Los Angeles, CA.
Credit Card Revenues, Net
Credit card revenues, net were $102 for the first quarter of 2022, compared with $88 for the same period in 2021. This increase was primarily the result of higher finance charges and late fee revenues throughout the first quarter of 2022 due to larger outstanding balances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
Gross Profit
The following table summarizes gross profit:

	Quarter Ended
	April 30, 2022	May 1, 2021
Gross profit	$1,136	$902
Gross profit as a % of net sales	32.8%	30.9%
Inventory turnover rate	4.12	4.51
Gross profit increased $234 during the first quarter of 2022, compared with the same period in 2021, almost entirely due to higher sales volume. Gross profit increased 190 basis points as a rate of net sales, primarily due to increased leverage on buying and occupancy costs and improved merchandise margins from favorable pricing impacts and lower markdown rates.
Ending inventory increased 24% compared with the same period in 2021, versus a 19% increase in sales. Approximately one-quarter of the change in inventory levels versus 2021 is due to pull-forward of Anniversary Sale receipts.
Selling, General and Administrative Expenses
SG&A is summarized in the following table:

	Quarter Ended
	April 30, 2022	May 1, 2021
SG&A expenses	$1,165	$1,075
SG&A expenses as a % of net sales	33.6%	36.8%
SG&A increased $90 during the first quarter of 2022, compared with the same period in 2021, almost entirely due to increased variable expenses associated with higher sales volume. This was partially offset by the $51 gain on sale of our interest in a corporate office building. SG&A decreased 320 basis points as a rate of net sales, primarily due to leverage on higher sales and the impacts from the gain on sale of our interest in a corporate office building.
Earnings (Loss) Before Interest and Income Taxes
EBIT is summarized in the following table:

	Quarter Ended
	April 30, 2022	May 1, 2021
EBIT	$73	($85)
EBIT as a % of net sales	2.1%	(2.9%)
EBIT improved $158 and 500 basis points during the first quarter of 2022, compared with the same period in 2021. The increase was almost entirely due to impacts of higher sales volume and the gain on sale of our interest in a corporate office building.
Interest Expense, Net
Interest expense, net was $35 for the first quarter of 2022, compared with $137 for the same period in 2021. The decrease was primarily due to the debt refinance charges of $88 related to the redemption of the Secured Notes in the first quarter of 2021.
Income Tax Expense
Income tax expense is summarized in the following table:

	Quarter Ended
	April 30, 2022	May 1, 2021
Income tax expense (benefit)	$18	($56)
Effective tax rate	46.8%	25.4%
The effective tax rate increased in the first quarter of 2022, compared with the same period in 2021, primarily due to the unfavorable tax impact of stock-based compensation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
Earnings (Loss) Per Share
EPS is as follows:

	Quarter Ended
	April 30, 2022	May 1, 2021
Basic	$0.13	($1.05)
Diluted	$0.13	($1.05)
Earnings (loss) per diluted share improved $1.18 for the first quarter of 2022, compared with the same period in 2021. The improvement includes a net impact of $0.19 per diluted share due to the gain on sale of our interest in a corporate office building partially offset by an impairment charge related to a Trunk Club property. In the first quarter of 2021, we recorded an interest expense charge of $88 related to the redemption of the Secured Notes, which reduced EPS by $0.41 per share.
Fiscal Year 2022 Outlook
We are updating our outlook to reflect first quarter performance, resulting in the following financial expectations for fiscal 2022:
•Revenue growth, including retail sales and credit card revenues, of 6 to 8 percent versus fiscal 2021
•EBIT margin of 5.8 to 6.2 percent of sales
•Adjusted EBIT margin of 5.6 to 6.0 percent of sales
•Income tax rate of approximately 27 percent
•EPS of $3.38 to $3.68, excluding the impact of share repurchase activity, if any
•Adjusted EPS of $3.20 to $3.50, excluding the impact of share repurchase activity, if any
•Leverage ratio of approximately 2.5 times by year-end
Our adjusted EBIT as a percent of net sales (“adjusted EBIT margin”) and Adjusted EPS outlook for fiscal year 2022 excludes the impacts from certain items that we do not consider representative of our core operating performance. These items include the expected full fiscal year 2022 impact associated with a gain on the sale of our interest in a corporate office building and an impairment charge related to a Trunk Club property recognized in the first quarter of 2022.
The following is a reconciliation of net earnings as a percent of net sales to adjusted EBIT margin included within our Fiscal Year 2022 Outlook:

	52 Weeks Ending January 28, 2023
	Low	High
Expected net earnings as a % of net sales	3.6%	3.9%
Add: income tax expense	1.3%	1.4%
Add: interest expense, net	0.9%	0.9%
Expected earnings before interest and income taxes as a % of net sales	5.8%	6.2%

Less: gain on sale of interest in a corporate office building	(0.3%)	(0.3%)
Add: Trunk Club property impairment	0.1%	0.1%
Expected adjusted EBIT margin	5.6%	6.0%
The following is a reconciliation of earnings per diluted share to Adjusted EPS included within our Fiscal Year 2022 Outlook:

	52 Weeks Ending January 28, 2023
	Low	High
Expected earnings per diluted share	$3.38	$3.68
Less: gain on sale of interest in a corporate office building	(0.31)	(0.31)
Add: Trunk Club property impairment	0.06	0.06
Add: income tax impact on adjustments	0.07	0.07
Expected Adjusted EPS	$3.20	$3.50

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
Adjusted EBIT, Adjusted EBITDA and Adjusted EPS (Non-GAAP financial measures)
Adjusted EBIT, Adjusted EBITDA and Adjusted EPS are key financial metrics and, when used in conjunction with GAAP measures, we believe they provide useful information for evaluating our core business performance, enable comparison of financial results across periods and allow for greater transparency with respect to key metrics used by management for financial and operational decision-making. Adjusted EBIT, Adjusted EBITDA and Adjusted EPS exclude certain items that we do not consider representative of our core operating performance. The financial measure calculated under GAAP which is most directly comparable to Adjusted EBIT and Adjusted EBITDA is net earnings. The financial measure calculated under GAAP which is most directly comparable to Adjusted EPS is earnings (loss) per diluted share.
Adjusted EBIT, Adjusted EBITDA and Adjusted EPS are not measures of financial performance under GAAP and should be considered in addition to, and not as a substitute for, net earnings, overall change in cash, earnings (loss) per share, earnings (loss) per diluted share or other financial measures performed in accordance with GAAP. Our method of determining non-GAAP financial measures may differ from other companies’ financial measures and therefore may not be comparable to methods used by other companies. The following is a reconciliation of net earnings (loss) to Adjusted EBIT and Adjusted EBITDA:

	Quarter Ended
	April 30, 2022	May 1, 2021
Net earnings (loss)	$20	($166)
Add (Less): income tax expense (benefit)	18	(56)
Add: interest expense, net	35	137
Earnings (loss) before interest and income taxes	73	(85)

Less: gain on sale of interest in a corporate office building	(51)	—
Add: Trunk Club property impairment	10	—
Adjusted EBIT	32	(85)

Add: depreciation and amortization expenses	152	162
Less: amortization of developer reimbursements	(18)	(20)
Adjusted EBITDA	$166	$57
The following is a reconciliation of earnings (loss) per diluted share to Adjusted EPS:

	Quarter Ended
	April 30, 2022	May 1, 2021
Earnings (loss) per diluted share[1]	$0.13	($1.05)
Add: debt refinancing charges included within interest expense, net	—	0.56
Less: gain on sale of interest in a corporate office building	(0.32)	—
Add: Trunk Club property impairment	0.06	—
Add (Less): income tax impact on adjustments[2]	0.07	(0.15)
Adjusted EPS	($0.06)	($0.64)
1 Due to the anti-dilutive effect resulting from the adjusted net loss, the impact of potentially dilutive shares on the adjusted per share amounts has been omitted from the calculation of weighted-average shares for earnings (loss) per share for the quarters ended April 30, 2022 and May 1, 2021.
2 The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate for the respective non-GAAP adjustment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
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

	Four Quarters Ended
	April 30, 2022	May 1, 2021
Net earnings (loss)	$364	($334)
Add (Less): income tax expense (benefit)	142	(269)
Add: interest expense	145	285
Earnings (loss) before interest and income tax expense	651	(318)

Add: operating lease interest[1]	86	93
Adjusted net operating profit (loss)	737	(225)

(Less) Add: estimated income tax (expense) benefit[2]	(206)	100
Adjusted net operating profit (loss) after tax	$531	($125)

Average total assets	$9,228	$9,637
Less: average deferred property incentives in excess of ROU assets[3]	(223)	(265)
Less: average non-interest bearing current liabilities	(3,347)	(3,095)
Average invested capital	$5,658	$6,277

Return on assets	3.9%	(3.5%)
Adjusted ROIC	9.4%	(2.0%)
1 Operating lease interest is a component of operating lease cost recorded in occupancy costs. We add back operating lease interest for purposes of calculating adjusted net operating profit (loss) for consistency with the treatment of interest expense on our debt.
2 Estimated income tax (expense) benefit is calculated by multiplying the adjusted net operating profit (loss) by the effective tax rate for the trailing twelve month periods ended April 30, 2022 and May 1, 2021. The effective tax rate is calculated by dividing income tax expense (benefit) by earnings (loss) before income taxes for the same trailing twelve month periods.
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
We ended the first quarter of 2022 with $484 in cash and cash equivalents and $800 of additional liquidity available on our Revolver. The increase in cash and cash equivalents in the first quarter of 2022, compared with 2021, is driven by timing of payments for merchandise and higher net earnings. We believe that our operating cash flows are sufficient to meet our cash requirements for the next 12 months and beyond. Our cash requirements are subject to change as business conditions warrant and opportunities arise and we may elect to raise additional funds in the future through the issuance of either debt or equity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
The following is a summary of our cash flows by activity:

	Quarter Ended
	April 30, 2022	May 1, 2021
Net cash provided by (used in) operating activities	$187	($364)
Net cash used in investing activities	(11)	(110)
Net cash (used in) provided by financing activities	(14)	167
Operating Activities
Net cash from operating activities increased $551 for the quarter ended April 30, 2022, compared with the same period in 2021, primarily due to timing of payments for merchandise and an increase in net earnings.
Investing Activities
Net cash used in investing activities decreased $99 for the quarter ended April 30, 2022, compared with the same period in 2021, primarily due to the sale of our interest in a corporate office building (see Note 1: Basis of Presentation in Item 1).
Capital Expenditures
Our capital expenditures, net are summarized as follows:

	Quarter Ended
	April 30, 2022	May 1, 2021
Capital expenditures	$96	$126
Less: deferred property incentives[1]	(5)	(6)
Capital expenditures, net	$91	$120

Capital expenditures as a % of net sales	2.8%	4.3%
1 Deferred property incentives are included in our cash provided by operations in our Condensed Consolidated Statements of Cash Flows in Item 1. We operationally view the property incentives we receive from our developers and vendors as an offset to our capital expenditures.
Financing Activities
Net cash from financing activities decreased $181 for the quarter ended April 30, 2022, compared with the same period in 2021, primarily due to net activity in 2021 related to long-term debt and our Revolver, partially offset by the make-whole premium (see Note 3: Debt and Credit Facilities in Item 1).
Dividends
We paid $30, or $0.19 per share, for the quarter ended April 30, 2022 compared with no dividends in the same period of 2021.
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

	Quarter Ended
	April 30, 2022	May 1, 2021
Net cash provided by (used in) operating activities	$187	($364)
Less: capital expenditures	(96)	(126)
Add (Less): change in cash book overdrafts	16	(17)
Free Cash Flow	$107	($507)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
CAPITAL RESOURCES
Borrowing Capacity and Activity
As of April 30, 2022, the provisions of our prior revolving credit facility as described in our 2021 Annual Report were in effect. Subsequent to quarter end, we terminated and replaced our prior revolving credit facility set to expire in September 2023 with a new five-year $800 Revolver that expires in May 2027. As of April 30, 2022, we had no borrowings outstanding under our Revolver and no issuances outstanding under our commercial paper program. For more information about our credit facilities, see Note 3: Debt and Credit Facilities in Item 1.
Impact of Credit Ratings and Revolver Covenants
Changes in our credit ratings may impact our costs to borrow, whether our personal property secures our Revolver and whether and to what extent we are permitted to pay dividends or conduct share repurchases.
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
For the first quarter of 2022, we reported our quarterly compliance status under the terms of the new Revolver and were in compliance with all covenants. We have certain limitations with respect to the payment of dividends and share repurchases under our Revolver agreement. For more information about our Revolver covenants, see Note 3: Debt and Credit Facilities in Item 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted Debt to EBITDAR is one of our key financial metrics and we believe that our debt levels are best analyzed using this measure, as it provides a reflection of our creditworthiness which could impact our credit rating and borrowing costs. This metric is calculated in accordance with the updates in our new Revolver covenant and is a key component in assessing whether our revolving credit facility is secured or unsecured, as well as our ability to make dividend payments and share repurchases. Our goal is to manage debt levels to achieve and maintain investment-grade credit ratings while operating with an efficient capital structure.
Subsequent to April 30, 2022, we replaced our Revolver which was set to expire in September 2023 with a new Revolver dated May 6, 2022. Under the new Revolver, the covenant calculation was updated to reflect the current lease standard (ASC 842). This change in our Revolver covenant did not have a material impact on our Adjusted Debt to EBITDAR. For more information regarding our Revolver, see Note 3: Debt and Credit Facilities in Item 1.
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

April 30, 2022
Debt	$2,854
Add: operating lease liabilities	1,816
Adjusted Debt	$4,670

Four Quarters Ended April 30, 2022
Net earnings	$364
Add: income tax expense	142
Add: interest expense, net	144
Adjusted earnings before interest and income taxes	$650

Add: depreciation and amortization expenses	604
Add: Operating Lease Cost	269
Add: amortization of developer reimbursements[1]	76
Less: other Revolver covenant adjustments[2]	(32)
Adjusted EBITDAR	$1,567

Debt to Net Earnings	7.8
Adjusted Debt to EBITDAR	3.0
1 Amortization of developer reimbursements is a non-cash reduction of Operating Lease Cost and is therefore added back to Operating Lease Cost for purposes of our Revolver covenant calculation.
2 Other adjusting items to reconcile net earnings to Adjusted EBITDAR as defined by our Revolver covenant include interest income and certain non-cash charges and other gains and losses where relevant. For the four quarters ended April 30, 2022, other Revolver covenant adjustments included a $51 gain on sale of the Company’s interest in a corporate office building.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe that the estimates, assumptions and judgments involved in the accounting policies referred to in our 2021 Annual Report have the greatest potential effect on our financial statements, so we consider these to be our critical accounting policies and estimates. Our management has discussed the development and selection of these critical accounting estimates with the Audit & Finance Committee of our Board of Directors. There have been no material changes to our significant accounting policies or critical accounting estimates as described in our 2021 Annual Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
RECENT ACCOUNTING PRONOUNCEMENTS
There are no recent accounting pronouncements that are anticipated to have a material impact on our results of operations, liquidity or capital resources.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We discussed our interest rate risk and foreign currency exchange risk in our 2021 Annual Report. There have been no material changes to these risks since that time.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors we discussed in our 2021 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) SHARE REPURCHASES
(Dollar and share amounts in millions, except per share amounts)
In August 2018, our Board of Directors authorized a program to repurchase up to $1,500 of our outstanding common stock, with no expiration date. We repurchased no shares of common stock during the first quarter of 2022 and we had $707 remaining in share repurchase capacity as of April 30, 2022. Subsequent to quarter end, the Board of Directors authorized a new $500 share repurchase program, with no expiration date. This program replaced the August 2018 program. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to the discretion of the Board of Directors, contractual commitments, market and economic conditions and applicable SEC rules.
Item 6. Exhibits.
(a) The information required under this item is incorporated herein by reference or filed or furnished as part of this report at:

Page
Nordstrom, Inc. and Subsidiaries Exhibit Index	27
All other exhibits are omitted because they are not applicable, not required or because the information required has been given as part of this report.

NORDSTROM, INC.
Exhibit Index

Incorporated by Reference
Exhibit		Form	Exhibit	Filing Date

10.1	Form of 2022 Performance Share Unit Award Agreement	8-K	10.2	February 28, 2022

10.2
Revolving Credit Agreement dated May 6, 2022 between Registrant and each of the initial lenders named therein as lenders; Wells Fargo Bank, National Association as administrative agent; and Bank of America, N.A. and U.S. Bank, National Association as co-syndication agents, filed herewith electronically

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

NORDSTROM, INC.
(Registrant)

/s/ Anne L. Bramman
Anne L. Bramman
Chief Financial Officer
(Principal Financial Officer)

Date:	June 3, 2022