Form 10-Q
period 2022-07-30
NORDSTROM INC
filed 2022-09-02
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2022
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
Yes ☐ No ☑
Common stock outstanding as of August 26, 2022: 159,131,955 shares

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements regarding matters that are not historical facts, and are based on our management’s beliefs and assumptions and on information currently available to our management. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “pursue,” “going forward” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our anticipated financial outlook for the fiscal year ending January 28, 2023, trends in our operations and the following:
Strategic and Operational
•COVID-19, which may make it necessary to close our physical stores and facilities in affected areas, may have a negative impact on our business and results and may exacerbate the risks below,
•successful execution of our customer strategy to provide customers superior service, products and experiences online, through our fulfillment capabilities and in stores,
•timely and effective implementation and execution of our evolving business model, including:
◦winning at our market strategy by providing a differentiated and seamless experience, which consists of the integration of our digital and physical assets, development of new supply chain capabilities and timely delivery of products,
◦broadening the reach of Nordstrom Rack, including balancing our price range and selection and leveraging our digital and physical assets,
◦enhancing our platforms and processes to deliver core capabilities to drive customer, employee and partner experiences both digitally and in-store,
•our ability to effectively manage our merchandise strategy, including our ability to offer compelling assortments and optimize our inventory to get it closer to the customer,
•our ability to effectively allocate and scale our marketing strategies and resources, as well as realize the expected benefits between The Nordy Club, advertising and promotional campaigns,
•our ability to respond to the evolving retail environment, including new fashion trends, environmental considerations and our customers’ changing expectations of service and experience in stores and online, and our development of new market strategies and customer offerings,
•our ability to mitigate the effects of disruptions in the global supply chain, including factory closures, transportation challenges or stoppages of certain imports, and rising prices of raw materials and freight expenses,
•our ability to control costs through effective inventory management, fulfillment and supply chain processes and systems,
•our ability to acquire, develop and retain qualified and diverse talent by providing appropriate training, compelling work environments and competitive compensation and benefits, especially in areas with increased market compensation, all in the context of the current nationwide labor shortage and an intense competition for talent,
•our ability to realize expected benefits, anticipate and respond to potential risks and appropriately manage costs associated with our credit card revenue sharing program,
•potential goodwill impairment charges, future impairment charges, fluctuations in the fair values of reporting units or of assets in the event projected financial results are not achieved within expected time frames or if our strategic direction changes,
Data, Cybersecurity and Information Technology
•successful execution of our information technology strategy, including engagement with third-party service providers,
•the impact of any systems or network failures, cybersecurity and/or security breaches, including any security breach of our systems or those of a third-party provider that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information, or that results in the interruption of business processes or causes financial loss, and our compliance with information security and privacy laws and regulations, as well as third-party contractual obligations in the event of such an incident,
Reputation and Relationships
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
•efficient and proper allocation of our capital resources,
•our ability to properly balance our investments in technology, Supply Chain Network facilities and existing and new store locations, including the expansion of our market strategy,
•our ability to maintain or expand our presence, including timely completion of construction associated with Supply Chain Network facilities and new, relocated and remodeled stores, as well as any potential store closures, all of which may be impacted by third parties, consumer demand and other natural or man-made disruptions, and government responses to any such disruptions,
•market fluctuations, increases in operating costs, exit costs and overall liabilities and losses associated with owning and leasing real estate,
•compliance with debt and operating covenants, availability and cost of credit, changes in our credit rating and changes in interest rates,
•the actual timing, price, manner and amounts of future share repurchases, dividend payments or share issuances, if any, subject to the discretion of the Board of Directors, contractual commitments, market and economic conditions and applicable SEC rules,
Economic and External
•the length and severity of epidemics or pandemics, such as the COVID-19 pandemic, or other catastrophic events, and the related impact on customer behavior, store and online operations and supply chain functions, as well as our future consolidated financial position, results of operations and cash flows,
•the impact of the seasonal nature of our business and cyclical customer spending,
•the impact of economic and market conditions in the U.S. and Canada, including inflation and measures to control inflation, and resulting changes to customer purchasing behavior, unemployment and bankruptcy rates, as well as any fiscal stimulus, or the cessation of any fiscal stimulus and the resulting impact on consumer spending and credit patterns,
•the impact of economic, environmental or political conditions,
•the impact of changing traffic patterns at shopping centers and malls,
•financial insecurity or potential insolvency experienced by our vendors, suppliers, developers, landlords, competitors or customers as a result of any economic downturn,
•weather conditions, natural disasters, climate change, national security concerns, global conflicts, civil unrest, other market and supply chain disruptions, the effects of tariffs, or the prospects of these events, and the resulting impact on consumer spending patterns or information technology systems and communications,
Legal and Regulatory
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
These and other factors, including those factors we discussed in Part II, Item 1A: Risk Factors, could affect our financial results and cause our actual results to differ materially from any forward-looking information we may provide. Given these risks, uncertainties and other factors, undue reliance should not be placed on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing, and these estimates and assumptions may prove to be incorrect. This Quarterly Report on Form 10-Q should be read completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
All references to “we,” “us,” “our” or the “Company” mean Nordstrom, Inc. and its subsidiaries.
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

EBIT	Earnings (loss) before interest and income taxes
EBITDA	Earnings (loss) before interest, income taxes, depreciation and amortization
EBITDAR	Earnings (loss) before interest, income taxes, depreciation, amortization and rent, as defined by our Revolver covenant
EPS	Earnings (loss) per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Second quarter of 2022	13 fiscal weeks ending July 30, 2022
Second quarter of 2021	13 fiscal weeks ending July 31, 2021
Fiscal year 2022	52 fiscal weeks ending January 28, 2023
Fiscal year 2021	52 fiscal weeks ending January 29, 2022
GAAP	U.S. generally accepted accounting principles
GMV	Gross merchandise value
Gross profit	Net sales less cost of sales and related buying and occupancy costs
Leverage Ratio	The sum of our funded debt and operating lease liabilities divided by the preceding twelve months of Adjusted EBITDAR as defined by our Revolver covenant
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Nordstrom	Nordstrom.com, TrunkClub.com, Nordstrom-branded U.S. stores, Canada, which includes Nordstrom.ca, Nordstrom Canadian stores and Nordstrom Rack Canadian stores, Nordstrom Local and ASOS | Nordstrom.
Nordstrom Local	Nordstrom Local service hubs, which offer Nordstrom order pickups, returns, alterations and other services
Nordstrom NYC	Our New York City Nordstrom flagship store, including the Men’s location
Nordstrom Rack	NordstromRack.com, Nordstrom Rack-branded U.S. stores and Last Chance clearance stores
The Nordy Club	Our customer loyalty program
NYSE	New York Stock Exchange
Operating Lease Cost	Fixed rent expense, including fixed common area maintenance expense, net of developer reimbursement amortization
PCAOB	Public Company Accounting Oversight Board (United States)
Property incentives	Developer and vendor reimbursements
PSU	Performance share unit
Revolver	Senior revolving credit facility
ROU asset	Operating lease right-of-use asset
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
SERP	Unfunded defined benefit Supplemental Executive Retirement Plan
Secured Notes	8.750% senior secured notes due May 2025
SG&A	Selling, general and administrative
Supply Chain Network	Fulfillment centers that primarily process and ship orders to our customers, distribution centers that primarily process and ship merchandise to our stores and other facilities and omni-channel centers that both fulfill customer orders and ship merchandise to our stores
TD	Toronto-Dominion Bank, N.A.

PART I — FINANCIAL INFORMATION
Item 1: Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net sales	$3,991	$3,565	$7,458	$6,486
Credit card revenues, net	104	92	207	180
Total revenues	4,095	3,657	7,665	6,666
Cost of sales and related buying and occupancy costs	(2,586)	(2,332)	(4,917)	(4,351)
Selling, general and administrative expenses	(1,307)	(1,174)	(2,473)	(2,249)
Earnings before interest and income taxes	202	151	275	66
Interest expense, net	(34)	(40)	(69)	(177)
Earnings (loss) before income taxes	168	111	206	(111)
Income tax (expense) benefit	(42)	(31)	(60)	25
Net earnings (loss)	$126	$80	$146	($86)

Earnings (loss) per share:
Basic	$0.78	$0.50	$0.91	($0.54)
Diluted	$0.77	$0.49	$0.90	($0.54)

Weighted-average shares outstanding:
Basic	160.6	159.0	160.3	158.7
Diluted	162.9	162.8	162.9	158.7
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net earnings (loss)	$126	$80	$146	($86)
Foreign currency translation adjustment	—	(3)	(1)	7
Post retirement plan adjustments, net of tax	—	1	1	2
Comprehensive net earnings (loss)	$126	$78	$146	($77)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	July 30, 2022	January 29, 2022	July 31, 2021
Assets
Current assets:
Cash and cash equivalents	$494	$322	$487
Accounts receivable, net	300	255	317
Merchandise inventories	2,399	2,289	2,182
Prepaid expenses and other	408	306	475
Total current assets	3,601	3,172	3,461

Land, property and equipment (net of accumulated depreciation of $7,943, $7,737 and $7,471)	3,443	3,562	3,573
Operating lease right-of-use assets	1,466	1,496	1,532
Goodwill	249	249	249
Other assets	403	390	415
Total assets	$9,162	$8,869	$9,230

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,747	$1,529	$1,961
Accrued salaries, wages and related benefits	302	383	487
Current portion of operating lease liabilities	253	242	238
Other current liabilities	1,254	1,160	1,170
Total current liabilities	3,556	3,314	3,856

Long-term debt, net	2,853	2,853	2,849
Non-current operating lease liabilities	1,526	1,556	1,619
Other liabilities	564	565	638

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 159.8, 159.4 and 158.9 shares issued and outstanding	3,314	3,283	3,245
Accumulated deficit	(2,601)	(2,652)	(2,916)
Accumulated other comprehensive loss	(50)	(50)	(61)
Total shareholders’ equity	663	581	268
Total liabilities and shareholders’ equity	$9,162	$8,869	$9,230
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Common stock
Balance, beginning of period	$3,301	$3,221	$3,283	$3,205
Issuance of common stock under stock compensation plans	1	—	9	7
Stock-based compensation	12	24	22	33
Balance, end of period	$3,314	$3,245	$3,314	$3,245

Accumulated deficit
Balance, beginning of period	($2,662)	($2,996)	($2,652)	($2,830)
Net earnings (loss)	126	80	146	(86)
Dividends	(30)	—	(60)	—
Repurchase of common stock	(35)	—	(35)	—
Balance, end of period	($2,601)	($2,916)	($2,601)	($2,916)

Accumulated other comprehensive loss
Balance, beginning of period	($50)	($59)	($50)	($70)
Other comprehensive (loss) income	—	(2)	—	9
Balance, end of period	($50)	($61)	($50)	($61)

Total shareholders’ equity	$663	$268	$663	$268

Dividends per share	$0.19	$—	$0.38	$—
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six Months Ended
	July 30, 2022	July 31, 2021
Operating Activities
Net earnings (loss)	$146	($86)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expenses	301	321
Right-of-use asset amortization	93	90
Deferred income taxes, net	(31)	17
Stock-based compensation expense	39	45
Other, net	(41)	80
Change in operating assets and liabilities:
Accounts receivable	(17)	(72)
Merchandise inventories	(38)	(189)
Prepaid expenses and other assets	(99)	314
Accounts payable	133	(88)
Accrued salaries, wages and related benefits	(82)	137
Other current liabilities	97	123
Lease liabilities	(133)	(156)
Other liabilities	5	9
Net cash provided by operating activities	373	545

Investing Activities
Capital expenditures	(215)	(217)
Proceeds from the sale of assets and other, net	82	(13)
Net cash used in investing activities	(133)	(230)

Financing Activities
Proceeds from revolving line of credit	—	200
Payments on revolving line of credit	—	(200)
Proceeds from long-term borrowings	—	675
Principal payments on long-term borrowings	—	(1,100)
Increase in cash book overdrafts	36	6
Cash dividends paid	(60)	—
Payments for repurchase of common stock	(35)	—
Proceeds from issuances under stock compensation plans	9	7
Tax withholding on share-based awards	(14)	(13)
Make-whole premium payment and other, net	(4)	(86)
Net cash used in financing activities	(68)	(511)

Effect of exchange rate changes on cash and cash equivalents	—	2
Net increase (decrease) in cash and cash equivalents	172	(194)
Cash and cash equivalents at beginning of period	322	681
Cash and cash equivalents at end of period	$494	$487

Supplemental Cash Flow Information
Cash paid (received) during the period for:
Income taxes, net	$91	($486)
Interest, net of capitalized interest	69	99
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
The Condensed Consolidated Financial Statements as of and for the periods ended July 30, 2022 and July 31, 2021 are unaudited. The Condensed Consolidated Balance Sheet as of January 29, 2022 has been derived from the audited Consolidated Financial Statements included in our 2021 Annual Report. The interim Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and related footnote disclosures contained in our 2021 Annual Report.
Seasonality
Our business, like that of other retailers, is subject to seasonal fluctuations and cyclical trends in consumer spending. Our sales are typically higher in our second quarter, which usually includes most of our Anniversary Sale, and in the fourth quarter due to the holidays. Approximately one week of our Anniversary Sale shifted from the third quarter in 2021 to the second quarter in 2022.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires that we make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities during the reporting period. Uncertainties regarding such estimates and assumptions are inherent in the preparation of financial statements and actual results may differ from these estimates and assumptions. Our most significant accounting judgments and estimates include revenue recognition, inventory valuation, long-lived asset recoverability and income taxes, all of which involve assumptions about future events. We may be unable to accurately predict the impact of COVID-19 and changes in economic conditions going forward and as a result our estimates may change in the near term.
Leases
We incurred operating lease liabilities arising from lease agreements of $113 for the six months ended July 30, 2022 and $66 for the six months ended July 31, 2021.
Trunk Club Wind-down
During the first quarter of 2022, in conjunction with the decision to sunset the Trunk Club brand, we incurred non-cash impairment charges of $10 related to a Trunk Club property to adjust the carrying values to their estimated fair value. These charges are included in our Retail segment SG&A expense on the Condensed Consolidated Statement of Earnings. During the second quarter of 2022, we incurred additional costs of $8 associated with the wind-down of Trunk Club. These costs are primarily included in our Retail segment cost of sales and related buying and occupancy costs expense on the Condensed Consolidated Statement of Earnings. All charges are classified as operating on the Condensed Consolidated Statement of Cash Flows.
Investments
In July 2021, we acquired a minority interest in the Topshop, Topman, Miss Selfridge and HIIT brands through a strategic partnership with ASOS.com Ltd. From time to time, we invest in financial interests of private companies that align with our business and omni-channel strategies, which are recorded in other assets in the Condensed Consolidated Balance Sheets and proceeds from the sale of assets and other, net on the Condensed Consolidated Statements of Cash Flows.
During the first quarter of 2022, in connection with the sale of a limited partnership interest in a corporate office building, we recognized a gain of $51 in our Corporate/Other SG&A expense in the Condensed Consolidated Statement of Earnings and $73 in proceeds from the sale of assets and other, net on the Condensed Consolidated Statement of Cash Flows.

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
(Unaudited)
NOTE 2: REVENUE
Contract Liabilities
Contract liabilities represent our obligation to transfer goods or services to customers and include deferred revenue for The Nordy Club (including points and Nordstrom Notes) and gift cards. Our contract liabilities are classified as current on the Condensed Consolidated Balance Sheets and are as follows:

Contract Liabilities
Balance as of January 30, 2021	$478
Balance as of May 1, 2021	436
Balance as of July 31, 2021	433

Balance as of January 29, 2022	478
Balance as of April 30, 2022	442
Balance as of July 30, 2022	438
Revenues recognized from our beginning contract liability balance were $119 and $197 the quarter and six months ended July 30, 2022 and $106 and $176 for the quarter and six months ended July 31, 2021.
Disaggregation of Revenue
The following table summarizes our disaggregated net sales:

	Quarter Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Nordstrom	$2,771	$2,417	$5,060	$4,270
Nordstrom Rack	1,220	1,148	2,398	2,216
Total net sales	$3,991	$3,565	$7,458	$6,486

Digital sales as a % of total net sales	38%	40%	38%	42%
The following table summarizes the percent of net sales by merchandise category:

	Quarter Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Women’s Apparel	29%	30%	29%	30%
Shoes	25%	24%	25%	25%
Men’s Apparel	15%	14%	15%	13%
Women’s Accessories	13%	14%	13%	14%
Beauty	11%	11%	11%	11%
Kids’ Apparel	4%	4%	4%	4%
Other	3%	3%	3%	3%
Total net sales	100%	100%	100%	100%
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
Credit Facilities
During the second quarter of 2022, we terminated and replaced our prior revolving credit facility set to expire in September 2023 with a new $800 Revolver that expires in May 2027. Consistent with our prior revolving credit agreement, any outstanding borrowings under the Revolver are secured by substantially all our personal and intellectual property assets and are guaranteed by certain of our subsidiaries. Under the Revolver, our obligation to secure any outstanding borrowings will be eliminated if no default exists and we either have an unsecured investment-grade debt rating from two of three specified ratings agencies, or we have one investment-grade rating and achieve two consecutive fiscal quarters with a Leverage Ratio of less than 2.5 times.
Under the Revolver, we have two financial covenant tests that need to be met on a quarterly basis: a Leverage Ratio that is less than or equal to 4 times and a fixed charge coverage ratio that is greater than or equal to 1.25 times. As of July 30, 2022, we were in compliance with all covenants.
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
The Revolver contains customary representations, warranties, covenants and terms, including paying a variable rate of interest and a facility fee based on our debt rating, and is available for working capital, capital expenditures and general corporate purposes. Provided that we obtain written consent from the lenders, we have the option to increase the Revolver by up to $200, to a total of $1,000, and two options to extend the Revolver for additional one-year terms. As of July 30, 2022, we had no borrowings outstanding under our Revolver.
Our $800 commercial paper program allows us to use the proceeds to fund operating cash requirements. Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. The issuance of commercial paper has the effect of reducing available liquidity under the Revolver by an amount equal to the principal amount of commercial paper outstanding. Conversely, borrowings under our Revolver have the effect of reducing the available capacity of our commercial paper program by an amount equal to the amount outstanding. As of July 30, 2022, we had no issuances outstanding under our commercial paper program.
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
Long-term debt is recorded at carrying value. If long-term debt was measured at fair value, we would use quoted market prices of the same or similar issues, which is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	July 30, 2022	January 29, 2022	July 31, 2021
Carrying value of long-term debt	$2,853	$2,853	$2,849
Fair value of long-term debt	2,433	2,758	3,051

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
Non-financial Assets Measured at Fair Value on a Nonrecurring Basis
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill, long-lived tangible and ROU assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. For more information regarding long-lived tangible asset impairment charges for the six months ended July 30, 2022, see Note 1: Basis of Presentation. There were no material impairment charges for these assets for the six months ended July 31, 2021.
NOTE 5: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
RSUs	$11	$14	$23	$28
Stock options	6	8	11	15
Other[1]	3	1	5	2
Total stock-based compensation expense, before income tax benefit	20	23	39	45
Income tax benefit	(5)	(6)	(10)	(12)
Total stock-based compensation expense, net of income tax benefit	$15	$17	$29	$33
1 Other stock-based compensation expense includes nonemployee director stock awards, PSUs and ESPP awards.
The following table summarizes our grant allocations:

	Six Months Ended
	July 30, 2022		July 31, 2021
	Granted	Weighted-average grant-date fair value per unit	Granted	Weighted-average grant-date fair value per unit
RSUs	2.3	$23	1.4	$33
Stock options	1.1	$10	1.2	$13
PSUs	0.5	$23	—	$—
Under our deferred and stock-based compensation plan arrangements, we issued 0.8 and 1.9 shares of common stock during the quarter and six months ended July 30, 2022 and 0.1 and 1.2 shares during the quarter and six months ended July 31, 2021.
NOTE 6: SHAREHOLDERS’ EQUITY
In May 2022, our Board of Directors authorized a program to repurchase up to $500 of our outstanding common stock, with no expiration date. This new program replaced the August 2018 program, which had no expiration date and $707 remaining in repurchase capacity at termination. Our share repurchases are summarized as follows:

	Six Months Ended
	July 30, 2022	July 31, 2021
Shares of common stock repurchased	1.5	—
Average price paid per share	$23.17	—
Aggregate amount of common stock repurchased	$35	—
We had $465 remaining in share repurchase capacity as of July 30, 2022.
In August 2022, subsequent to quarter end, we declared a quarterly dividend of $0.19 per share, which will be paid on September 14, 2022 to shareholders of record at the close of business on August 30, 2022.
We have certain limitations with respect to the payment of dividends and share repurchases under our Revolver agreement (see Note 3: Debt and Credit Facilities).

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
NOTE 7: COMMITMENTS AND CONTINGENCIES
Our NYC flagship store opened in October 2019 and the related building and equipment assets were placed into service at the end of the third quarter of 2019. While our store has opened, construction continues in the residential condominium units above the store. As of July 30, 2022, we have a fee interest in the retail condominium unit. In the third quarter of 2021, we paid the majority of our final installment payment based on the developer meeting final pre-established construction and development milestones.
NOTE 8: EARNINGS PER SHARE
The computation of EPS is as follows:

	Quarter Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net earnings (loss)	$126	$80	$146	($86)

Basic shares	160.6	159.0	160.3	158.7
Dilutive effect of common stock equivalents	2.3	3.8	2.6	—
Diluted shares	162.9	162.8	162.9	158.7

Earnings (loss) per basic share	$0.78	$0.50	$0.91	($0.54)
Earnings (loss) per diluted share	$0.77	$0.49	$0.90	($0.54)

Anti-dilutive common stock equivalents	8.9	7.5	9.5	12.0
NOTE 9: SEGMENT REPORTING
The following table sets forth information for our reportable segment:

	Quarter Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Retail segment EBIT	$265	$193	$352	$138
Corporate/Other EBIT	(63)	(42)	(77)	(72)
Interest expense, net	(34)	(40)	(69)	(177)
Earnings (loss) before income taxes	$168	$111	$206	($111)
For information about disaggregated revenues, see Note 2: Revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
The following MD&A provides a narrative of our financial performance and is intended to promote understanding of our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, Item 1: Financial Statements (Unaudited) and generally discusses the results of operations for the quarter and six months ended July 30, 2022 compared with the quarter and six months ended July 31, 2021. The following discussion and analysis contains forward-looking statements and should also be read in conjunction with cautionary statements and risks described elsewhere in this Form 10-Q before deciding to purchase, hold or sell shares of our common stock.

Overview	16
Results of Operations	17
Liquidity	22
Capital Resources	24
Critical Accounting Estimates	25
Recent Accounting Pronouncements	26

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
OVERVIEW
We delivered solid second quarter results, with topline growth, increased profitability and continued progress toward our long-term strategic and financial goals. We delivered these results despite customer demand decelerating significantly in late June of this quarter. While we did not see macroeconomic pressures adversely impact customer spending in the first quarter, demand began to soften in late June, mostly in Nordstrom Rack. Across both banners, the softening trend was more significant in customer segments with lower income profiles, while we saw greater resilience in customer segments with higher income profiles.
Net earnings for the second quarter was $126, or $0.77 per diluted share. After excluding costs associated with the wind-down of Trunk Club, Adjusted EPS was $0.81. Second quarter net sales increased 12% over the second quarter of 2021, including a benefit of approximately 200 basis points from one week of the Anniversary Sale shifting into the second quarter.
Our Anniversary Sale rewards and engages our loyal customers, as we offer new product from the best brands at reduced prices for a limited time. Total Anniversary event sales increased 5% over last year, including the one day that fell in the third quarter.
We are prioritizing actions in the short term to position our business for success in a rapidly evolving environment. This means adjusting our plans for the second half, aligning expenses to those plans and reducing inventory levels in order to exit the year in a clean and current inventory position. At the same time, we continue to focus on improving Rack performance, increasing profitability and optimizing our supply chain and inventory flow. We are making progress in these initiatives and, while they will not fully offset the gross margin impacts of our inventory reductions this year, we expect them to benefit our performance in 2023 and beyond.
While we take action to address these short-term headwinds, we will continue to build additional capabilities to better serve customers and drive profitable long-term growth, with a focus on winning in our most important markets, advancing our digital capabilities and improving Nordstrom Rack performance.
Market Strategy – A fundamental component of our Closer to You strategy is winning in our most important markets. Our strategy provides customers convenience, connection and access to the best product selection, through a strong store fleet, two unique banners and omnichannel capabilities linked at the market level. For example, during this year’s Anniversary Sale, customers utilized the convenience of our integrated touchpoints, with order pickup in stores increasing 9% compared with last year’s event.
Digital Capabilities – We continue to advance our digital capabilities, working to further extend our heritage of customer service and personalization to a digital world. We are scaling our styling program and offering a range of digital services, including stylist-inspired looks, virtual styleboards and online styling appointments. While we see the highest number of customers engage with our in-person styling, we are seeing rapid growth within these digital services.
Nordstrom Rack – Finally, we continue to focus on improving Nordstrom Rack performance by increasing our supply of premium brands, improving our assortment and growing brand awareness. We continue to make progress in these initiatives, driving sequential improvement in sales growth for the last three quarters versus pre-pandemic levels. Premium brands are a differentiator for the Rack, as 90% of the top brands at Nordstrom are sold at Nordstrom Rack. We have more work ahead to fully optimize our Rack assortment, focusing on having the best brands at the best prices at each of our Rack locations.
Although we face uncertainty as consumer demand shifts, we have a seasoned team that has successfully managed through a range of business cycles. We have a strong balance sheet and cash position and are well-positioned to capture pockets of demand through investments in our Closer to You strategy and digital assets. We are taking the necessary steps to navigate the short term, while continuing to invest in capabilities to better serve our customers, drive long-term profitable growth and increase shareholder value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
RESULTS OF OPERATIONS
In our ongoing effort to enhance the customer experience, we are focused on providing a seamless retail experience across our Company. We invested early in integrating our operations, merchandising and technology across our stores and online and in both Nordstrom and Nordstrom Rack banners. By connecting our digital and physical assets across Nordstrom and Nordstrom Rack, we are able to better serve customers when, where and how they want to shop. We have one Retail reportable segment and analyze our results on a total company basis, using customer, market share, operational and net sales metrics.
Our Anniversary Sale, historically the largest event of the year, typically falls in the second quarter. Approximately one week of our Anniversary Sale shifted from the third quarter in 2021 to the second quarter in 2022.
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
Net Sales
The following table summarizes net sales:

	Quarter Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net sales:
Nordstrom	$2,771	$2,417	$5,060	$4,270
Nordstrom Rack	1,220	1,148	2,398	2,216
Total net sales	$3,991	$3,565	$7,458	$6,486

Net sales increase:
Nordstrom	14.7%	126.7%	18.5%	76.3%
Nordstrom Rack	6.3%	61.4%	8.2%	60.4%
Total Company	12.0%	100.5%	15.0%	70.5%

Digital sales as a % of total net sales	38%	40%	38%	42%
Digital sales increase	6%	30%	3%	27%
Total Company net sales increased for the second quarter and six months ended July 30, 2022, compared with the same periods in 2021. The timing of the Anniversary Sale had a positive impact on net sales of approximately 200 basis points compared with the second quarter of 2021. Total Company GMV increased 12% and 16% for the second quarter and six months ended July 30, 2022, compared with the same periods in 2021. During the six months ended July 30, 2022, we opened one ASOS | Nordstrom store. In the second quarter, Men’s Apparel had the strongest growth compared with the same period in 2021, and Shoes, Women’s Apparel, Designer and Beauty also had double-digit growth. For the six months ended July 30, 2022, Men’s Apparel and Shoes had the strongest growth compared with the same period in 2021.
Digital sales increased for the second quarter and six months ended July 30, 2022, compared with the same periods in 2021. The timing of the Anniversary Sale had a positive impact on digital sales of approximately 400 basis points compared with the second quarter of 2021.
Nordstrom and Nordstrom Rack net sales increased for the second quarter and six months ended July 30, 2022, compared with the same periods in 2021. The timing of the Anniversary Sale had a positive impact on Nordstrom net sales of approximately 400 basis points compared with the second quarter of 2021. Nordstrom net sales reflected an increase in both the average selling price per item sold and the number of items sold for the second quarter and six months ended July 30, 2022, compared with the same periods in 2021. Nordstrom Rack net sales reflected an increase in the average selling price per item sold, partially offset by a decrease in the number of items sold for the second quarter and six months ended July 30, 2022, compared with the same periods in 2021. Nordstrom GMV increased 15% and 19% for the second quarter and six months ended July 30, 2022, compared with the same periods in 2021.
See Note 2: Revenue in Item 1 for information about disaggregated revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
Credit Card Revenues, Net
Credit card revenues, net increased $12 and $27 for the second quarter and six months ended July 30, 2022, compared with the same periods in 2021, primarily as a result of higher finance charges and late fee revenues due to larger outstanding balances.
Gross Profit
The following table summarizes gross profit:

	Quarter Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Gross profit	$1,405	$1,233	$2,541	$2,135
Gross profit as a % of net sales	35.2%	34.6%	34.1%	32.9%

			July 30, 2022	July 31, 2021
Inventory turnover rate			4.08	4.68
Gross profit increased $172 for the second quarter of 2022 and $406 for the six months ended July 30, 2022, compared with the same periods in 2021, almost entirely due to higher sales volume. Gross profit increased 65 basis points as a rate of net sales for the second quarter of 2022 and 115 basis points as a rate of net sales for the six months ended July 30, 2022, compared with the same periods in 2021, due to leverage on buying and occupancy costs, partially offset by higher markdown rates for the second quarter of 2022.
Ending inventory as of July 30, 2022 increased 10% which is in line with the 12% increase in sales for the second quarter of 2022 compared with the same period in 2021. Inventory turnover rate, which is calculated using trailing 4-quarter average inventory, decreased primarily due to excess inventory levels across all channels as a result of supply chain disruptions and softening customer demand trends.
Selling, General and Administrative Expenses
SG&A is summarized in the following table:

	Quarter Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
SG&A expenses	$1,307	$1,174	$2,473	$2,249
SG&A expenses as a % of net sales	32.8%	32.9%	33.2%	34.7%
SG&A increased $133 during the second quarter of 2022, and $224 for the six months ended July 30, 2022, compared with the same periods in 2021, primarily due to variable costs on higher sales volume and higher labor expense. SG&A rate decreased 15 basis points during the second quarter of 2022, and 150 basis points for the six months ended July 30, 2022, compared with the same periods in 2021, primarily due to leverage on higher sales, partially offset by higher labor expense.
Earnings Before Interest and Income Taxes
EBIT is summarized in the following table:

	Quarter Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
EBIT	$202	$151	$275	$66
EBIT as a % of net sales	5.1%	4.2%	3.7%	1.0%
EBIT improved $51 for the second quarter of 2022 and $209 for the six months ended July 30, 2022, compared with the same periods in 2021, primarily due to higher sales, partially offset by higher markdowns and higher labor expense. EBIT improved 80 basis points as a rate of net sales for the second quarter of 2022 and 265 basis points as a rate of net sales for the six months ended July 30, 2022, compared with the same periods in 2021, primarily due to leverage on higher sales, partially offset by higher markdown rates for the second quarter of 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
Interest Expense, Net
Interest expense, net was $34 for the second quarter of 2022, compared with $40 for the same period in 2021, and $69 for the six months ended July 30, 2022, compared with $177 for the same period in 2021. The decrease for the second quarter of 2022 was primarily due to the redemption of the 4% senior notes during the second quarter of 2021. The decrease for the six months ended July 30, 2022 was primarily due to debt refinance charges of $88 related to the redemption of the Secured Notes in the first quarter of 2021 and the redemption of the 4% senior notes in the second quarter of 2021.
Income Tax Expense
Income tax expense is summarized in the following table:

	Quarter Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Income tax expense (benefit)	$42	$31	$60	($25)
Effective tax rate	25.2%	27.9%	29.3%	22.9%
The effective tax rate decreased in the second quarter of 2022, compared with the same period in 2021, primarily due to favorable tax impacts of stock-based compensation. The effective tax rate increased for the six months ended July 30, 2022, compared with the same period in 2021, primarily due to unfavorable impacts of stock-based compensation, partially offset with a decrease in valuation allowance driven by lower foreign losses. Earnings for the six months ended July 30, 2022, compared with losses for the same period in 2021 also increased the relative impact of unfavorable items on the overall effective tax rate.
Earnings (Loss) Per Share
EPS is as follows:

	Quarter Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Basic	$0.78	$0.50	$0.91	($0.54)
Diluted	$0.77	$0.49	$0.90	($0.54)
Earnings (loss) per diluted share improved $0.28 for the second quarter of 2022 and $1.44 for the six months ended July 30, 2022, compared with the same periods in 2021. The improvement in the second quarter of 2022 was primarily due to higher sales volumes compared with the same period in 2021. For the six months ended July 30, 2022, the improvement was primarily due to higher sales volumes and the net impact from the gain on sale of our interest in a corporate office building, partially offset by Trunk Club wind-down costs. In the first quarter of 2021, we recorded an interest expense charge of $88 related to the redemption of the Secured Notes, which reduced EPS by $0.41 per diluted share.
Fiscal Year 2022 Outlook
We are updating our financial expectations for fiscal 2022 as follows:

	Prior Outlook	Current Outlook
Revenue growth, including retail sales and credit card revenues	6 to 8 percent	5 to 7 percent
EBIT margin, as percent of sales	5.8 to 6.2 percent	4.5 to 4.9 percent
Adjusted EBIT margin[1]	5.6 to 6.0 percent	4.3 to 4.7 percent
Income tax rate	Approximately 27 percent	Approximately 27 percent
EPS, excluding the impact of share repurchase activity, if any	$3.38 to $3.68	$2.45 to $2.75
Adjusted EPS, excluding the impact of share repurchase activity, if any[1]	$3.20 to $3.50	$2.30 to $2.60
Leverage ratio by year-end	Approximately 2.5 times	Below 2.9 times
1 For a reconciliation of the fiscal year 2022 forward-looking GAAP to non-GAAP measures, see page 21.
Our adjusted EBIT as a percent of net sales (“adjusted EBIT margin”) and Adjusted EPS outlook for fiscal year 2022 excludes the impacts from certain items that we do not consider representative of our core operating performance. These items include the expected full fiscal year 2022 impact associated with the Trunk Club wind-down costs recognized in the first half of 2022 and the gain on the sale of our interest in a corporate office building recognized in the first quarter of 2022.

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
Adjusted EBIT, Adjusted EBITDA and Adjusted EPS are not measures of financial performance under GAAP and should be considered in addition to, and not as a substitute for, net earnings, operating cash flows, earnings (loss) per share, earnings (loss) per diluted share or other financial measures performed in accordance with GAAP. Our method of determining non-GAAP financial measures may differ from other companies’ financial measures and therefore may not be comparable to methods used by other companies.
The following is a reconciliation of net earnings (loss) to Adjusted EBIT and Adjusted EBITDA:

	Quarter Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net earnings (loss)	$126	$80	$146	($86)
Add (Less): income tax expense (benefit)	42	31	60	(25)
Add: interest expense, net	34	40	69	177
Earnings before interest and income taxes	202	151	275	66

Add: Trunk Club wind-down costs	8	—	18	—
Less: gain on sale of interest in a corporate office building	—	—	(51)	—
Adjusted EBIT	210	151	242	66

Add: depreciation and amortization expenses	149	159	301	321
Less: amortization of developer reimbursements	(18)	(20)	(37)	(40)
Adjusted EBITDA	$341	$290	$506	$347
The following is a reconciliation of earnings (loss) per diluted share to Adjusted EPS:

	Quarter Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Earnings (loss) per diluted share[1]	$0.77	$0.49	$0.90	($0.54)
Add: Trunk Club wind-down costs	0.05	—	0.11	—
Less: gain on sale of interest in a corporate office building	—	—	(0.31)	—
Add: debt refinancing charges included within interest expense, net	—	—	—	0.56
(Less) Add: income tax impact on adjustments[2]	(0.01)	—	0.05	(0.15)
Adjusted EPS	$0.81	$0.49	$0.75	($0.13)
1 Due to the anti-dilutive effect resulting from the adjusted net loss, the impact of potentially dilutive shares on the adjusted per share amounts has been omitted from the calculation of weighted-average shares for earnings (loss) per share for the six months ended July 31, 2021.
2 The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate for the respective non-GAAP adjustment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
Fiscal Year 2022 Forward-Looking Non-GAAP Measures
The following is a reconciliation of net earnings as a percent of net sales to adjusted EBIT margin included within our Fiscal Year 2022 Outlook:

	52 Weeks Ending January 28, 2023
	Low	High
Expected net earnings as a % of net sales	2.6%	2.9%
Add: income tax expense	1.0%	1.1%
Add: interest expense, net	0.9%	0.9%
Expected EBIT margin, as a % of net sales	4.5%	4.9%

Add: Trunk Club wind-down costs	0.1%	0.1%
Less: gain on sale of interest in a corporate office building	(0.3%)	(0.3%)
Expected adjusted EBIT margin	4.3%	4.7%
The following is a reconciliation of earnings per diluted share to Adjusted EPS included within our Fiscal Year 2022 Outlook:

	52 Weeks Ending January 28, 2023
	Low	High
Expected earnings per diluted share	$2.45	$2.75
Add: Trunk Club wind-down costs	0.11	0.11
Less: gain on sale of interest in a corporate office building	(0.31)	(0.31)
Add: income tax impact on adjustments	0.05	0.05
Expected Adjusted EPS	$2.30	$2.60

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
Adjusted ROIC is not a measure of financial performance under GAAP and should be considered in addition to, and not as a substitute for, return on assets, net earnings, total assets or other GAAP financial measures. Our method of calculating non-GAAP financial measures may differ from other companies’ methods and therefore may not be comparable to those used by other companies. The financial measure calculated under GAAP which is most directly comparable to Adjusted ROIC is return on assets. The following shows the components to reconcile the return on assets calculation to Adjusted ROIC:

	Four Quarters Ended
	July 30, 2022	July 31, 2021
Net earnings	$410	$1
Add (Less): income tax expense (benefit)	153	(72)
Add: interest expense	140	274
Earnings before interest and income tax expense	703	203

Add: operating lease interest[1]	84	92
Adjusted net operating profit	787	295

Less: estimated income tax expense[2]	(214)	(300)
Adjusted net operating profit (loss) after tax	$573	($5)

Average total assets	$9,194	$9,489
Less: average deferred property incentives in excess of ROU assets[3]	(214)	(255)
Less: average non-interest bearing current liabilities	(3,396)	(3,267)
Average invested capital	$5,584	$5,967

Return on assets	4.5%	—%
Adjusted ROIC	10.3%	(0.1%)
1 Operating lease interest is a component of operating lease cost recorded in occupancy costs. We add back operating lease interest for purposes of calculating adjusted net operating profit for consistency with the treatment of interest expense on our debt.
2 Estimated income tax expense is calculated by multiplying the adjusted net operating profit by the effective tax rate for the trailing twelve month periods ended July 30, 2022 and July 31, 2021. The effective tax rate is calculated by dividing income tax expense (benefit) by earnings (loss) before income taxes for the same trailing twelve month periods.
3 For leases with property incentives that exceed the ROU assets, we reclassify the amount from assets to other current liabilities and other liabilities on the Condensed Consolidated Balance Sheets. The current and non-current amounts are used to reduce average total assets above, as this better reflects how we manage our business.
LIQUIDITY
We strive to maintain a level of liquidity sufficient to allow us to cover our seasonal cash needs and to maintain appropriate levels of short-term borrowings. In the short term, our ongoing working capital and capital expenditure requirements and any dividend payments or share repurchases are generally funded through cash flows generated from operations. In addition, we have access to the commercial paper market and can draw on our revolving credit facility for working capital, capital expenditures and general corporate purposes. Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, share repurchases and other future investments.
We ended the second quarter of 2022 with $494 in cash and cash equivalents and $800 of additional liquidity available on our Revolver. Cash and cash equivalents in the second quarter of 2022 slightly increased from $487 in 2021, driven by higher net earnings, partially offset by payments for merchandise inventory. We believe that our operating cash flows are sufficient to meet our cash requirements for the next 12 months and beyond. Our cash requirements are subject to change as business conditions warrant and opportunities arise and we may elect to raise additional funds in the future through the issuance of either debt or equity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
The following is a summary of our cash flows by activity:

	Six Months Ended
	July 30, 2022	July 31, 2021
Net cash provided by operating activities	$373	$545
Net cash used in investing activities	(133)	(230)
Net cash used in financing activities	(68)	(511)
Operating Activities
Net cash provided by operating activities decreased $172 for the six months ended July 30, 2022, compared with the same period in 2021, primarily due to receipt of the income tax refund related to the loss carryback provision of the CARES Act in 2021, partially offset by an increase in net earnings.
Investing Activities
Net cash used in investing activities decreased $97 for the six months ended July 30, 2022, compared with the same period in 2021, primarily due to the sale of our interest in a corporate office building in 2022 and our investment in ASOS.com Ltd in 2021 (see Note 1: Basis of Presentation in Item 1).
Capital Expenditures
Our capital expenditures, net are summarized as follows:

	Six Months Ended
	July 30, 2022	July 31, 2021
Capital expenditures	$215	$217
Less: deferred property incentives[1]	(7)	(8)
Capital expenditures, net	$208	$209

Capital expenditures as a % of net sales	2.9%	3.3%
1 Deferred property incentives are included in our cash provided by operations in our Condensed Consolidated Statements of Cash Flows in Item 1. We operationally view the property incentives we receive from our developers and vendors as an offset to our capital expenditures.
Financing Activities
Net cash used in financing activities decreased $443 for the six months ended July 30, 2022, compared with the same period in 2021, primarily due to net activity in 2021 related to long-term debt.
Share Repurchases
We repurchased $35 for the six months ended July 30, 2022, compared with no share repurchases in the same period of 2021.
Dividends
We paid $60, or $0.38 per share, for the six months ended July 30, 2022 compared with no dividends in the same period of 2021.
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

	Six Months Ended
	July 30, 2022	July 31, 2021
Net cash provided by operating activities	$373	$545
Less: capital expenditures	(215)	(217)
Add: change in cash book overdrafts	36	6
Free Cash Flow	$194	$334

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
CAPITAL RESOURCES
Borrowing Capacity and Activity
During the second quarter of 2022, we terminated and replaced our prior revolving credit facility set to expire in September 2023 with a new $800 Revolver that expires in May 2027. As of July 30, 2022, we had no borrowings outstanding under our Revolver and no issuances outstanding under our commercial paper program. For more information about our credit facilities, see Note 3: Debt and Credit Facilities in Item 1.
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
As of July 30, 2022, we were in compliance with all covenants. We have certain limitations with respect to the payment of dividends and share repurchases under our Revolver agreement. For more information about our Revolver covenants, see Note 3: Debt and Credit Facilities in Item 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted debt to EBITDAR is one of our key financial metrics and we believe that our debt levels are best analyzed using this measure, as it provides a reflection of our creditworthiness which could impact our credit ratings and borrowing costs. This metric is calculated in accordance with the updates in our new Revolver covenant and is a key component in assessing whether our revolving credit facility is secured or unsecured, as well as our ability to make dividend payments and share repurchases. Our goal is to manage debt levels to achieve and maintain investment-grade credit ratings while operating with an efficient capital structure. For more information regarding our Revolver, see Note 3: Debt and Credit Facilities in Item 1.
Adjusted debt to EBITDAR is not a measure of financial performance under GAAP and should be considered in addition to, and not as a substitute for, debt to net earnings, net earnings, debt or other GAAP financial measures. Our method of calculating a non-GAAP financial measure may differ from other companies’ methods and therefore may not be comparable to those used by other companies. The financial measure calculated under GAAP which is most directly comparable to Adjusted debt to EBITDAR is debt to net earnings. The following shows the components to reconcile the debt to net earnings calculation to Adjusted debt to EBITDAR:

July 30, 2022
Debt	$2,853
Add: operating lease liabilities	1,779
Adjusted debt	$4,632

Four Quarters Ended July 30, 2022
Net earnings	$410
Add: income tax expense	153
Add: interest expense, net	138
Earnings before interest and income taxes	701

Add: depreciation and amortization expenses	595
Add: Operating Lease Cost	272
Add: amortization of developer reimbursements[1]	75
Less: other Revolver covenant adjustments[2]	(22)
Adjusted EBITDAR	$1,621

Debt to Net Earnings	7.0
Adjusted debt to EBITDAR	2.9
1 Amortization of developer reimbursements is a non-cash reduction of Operating Lease Cost and is therefore added back to Operating Lease Cost for purposes of our Revolver covenant calculation.
2 Other adjusting items to reconcile net earnings to Adjusted EBITDAR as defined by our Revolver covenant include interest income and certain non-cash charges and other gains and losses where relevant. For the four quarters ended July 30, 2022, other Revolver covenant adjustments primarily included a gain on sale of the Company’s interest in a corporate office building, partially offset by costs associated with the wind-down of Trunk Club.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) SHARE REPURCHASES
(Dollar and share amounts in millions, except per share amounts)
The following is a summary of our second quarter share repurchases:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs
May 2022 (May 1, 2022 to May 28, 2022)	0.1	$25.05	0.1	$498
June 2022 (May 29, 2022 to July 2, 2022)	0.7	$24.68	0.7	$480
July 2022 (July 3, 2022 to July 30, 2022)	0.7	$21.50	0.7	$465
Total	1.5	$23.17	1.5
See Note 6: Shareholders’ Equity in Item 1 for more information about our August 2018 and May 2022 share repurchase programs.
Item 6. Exhibits.
(a) The information required under this item is incorporated herein by reference or filed or furnished as part of this report at:

Page
Nordstrom, Inc. and Subsidiaries Exhibit Index	28
All other exhibits are omitted because they are not applicable, not required or because the information required has been given as part of this report.

NORDSTROM, INC.
Exhibit Index

Incorporated by Reference
Exhibit		Form	Exhibit	Filing Date

10.1	Form of Restricted Stock Unit Award (Supplemental Award) under the 2019 Equity Incentive Plan	8-K	10.1	May 20, 2022

10.2	Nordstrom Deferred Compensation Plan (2022 Restatement), filed herewith electronically

31.1	Certification of Chief Executive Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith electronically

31.2	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith electronically

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith electronically

101.INS	Inline XBRL Instance Document, filed herewith electronically

101.SCH	Inline XBRL Taxonomy Extension Schema Document, filed herewith electronically

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith electronically

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document, filed herewith electronically

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith electronically

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document, filed herewith electronically

104	Cover Page Interactive Data File (Inline XBRL), filed herewith electronically

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Anne L. Bramman
Anne L. Bramman
Chief Financial Officer
(Principal Financial Officer)

Date:	September 2, 2022