Form 10-Q
period 2022-10-29
NORDSTROM INC
filed 2022-12-02
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2022
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
Yes ☐ No ☑
Common stock outstanding as of November 25, 2022: 160,081,323 shares

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
◦winning at our market strategy by providing a differentiated and seamless experience, which consists of the integration of our digital and physical assets, development of new supply chain capabilities and timely delivery of products,
◦broadening the reach of Nordstrom Rack, including balancing our price range and selection and leveraging our digital and physical assets,
◦enhancing our platforms and processes to deliver core capabilities to drive customer, employee and partner experiences both digitally and in-store,
•our ability to effectively manage our merchandise strategy, including our ability to offer compelling assortments and optimize our inventory to ensure we have the right product mix in each of our channels and locations, allowing us to get closer to our customers,
•our ability to effectively allocate and scale our marketing strategies and resources, as well as realize the expected benefits between The Nordy Club, advertising and promotional campaigns,
•our ability to respond to the evolving retail environment, including new fashion trends, environmental considerations and our customers’ changing expectations of service and experience in stores and online, and our development of new market strategies and customer offerings,
•our ability to mitigate the effects of disruptions in the global supply chain, including factory closures, transportation challenges or stoppages of certain imports, and rising prices of raw materials and freight expenses,
•our ability to control costs through effective inventory management, fulfillment and supply chain processes and systems,
•our ability to acquire, develop and retain qualified and diverse talent by providing appropriate training, compelling work environments and competitive compensation and benefits, especially in areas with increased market compensation, all in the context of any labor shortage and competition for talent,
•our ability to realize expected benefits, anticipate and respond to potential risks and appropriately manage costs associated with our credit card revenue sharing program,
•potential goodwill impairment charges, future impairment charges, fluctuations in the fair values of reporting units or of assets in the event projected financial results are not achieved within expected time frames or if our strategic direction changes,
Data, Cybersecurity and Information Technology
•successful execution of our information technology strategy, including engagement with third-party service providers,
•the impact of any system or network failures, cybersecurity and/or security breaches, including any security breach of our systems or those of a third-party provider that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information, or that results in the interruption of business processes or causes financial loss, and our compliance with information security and privacy laws and regulations, as well as third-party contractual obligations in the event of such an incident,
Reputation and Relationships
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
•efficient and proper allocation of our capital resources,
•our ability to properly balance our investments in technology, Supply Chain Network facilities and existing and new store locations, including the expansion of our market strategy,
•our ability to maintain or expand our presence, including timely completion of construction associated with Supply Chain Network facilities and new, relocated and remodeled stores, as well as any potential store closures, all of which may be impacted by third parties, consumer demand and other natural or man-made disruptions, and government responses to any such disruptions,
•market fluctuations, increases in operating costs, exit costs and overall liabilities and losses associated with owning and leasing real estate,
•compliance with debt and operating covenants, availability and cost of credit, changes in our credit rating and changes in interest rates,
•the actual timing, price, manner and amounts of future share repurchases, dividend payments or share issuances, if any, subject to the discretion of our Board of Directors, contractual commitments, market and economic conditions and applicable SEC rules,
Economic and External
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
These and other factors, including those factors we discussed in Part II, Item 1A. Risk Factors, could affect our financial results and cause our actual results to differ materially from any forward-looking information we may provide. Given these risks, uncertainties and other factors, undue reliance should not be placed on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing, and these estimates and assumptions may prove to be incorrect. This Quarterly Report on Form 10-Q should be read completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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

EBIT	Earnings (loss) before interest and income taxes
EBITDA	Earnings (loss) before interest, income taxes, depreciation and amortization
EBITDAR	Earnings (loss) before interest, income taxes, depreciation, amortization and rent, as defined by our Revolver covenant
EPS	Earnings (loss) per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Third quarter of 2022	13 fiscal weeks ending October 29, 2022
Third quarter of 2021	13 fiscal weeks ending October 30, 2021
Fiscal year 2022	52 fiscal weeks ending January 28, 2023
GAAP	U.S. generally accepted accounting principles
GMV	Gross merchandise value
Gross profit	Net sales less cost of sales and related buying and occupancy costs
Leverage Ratio	The sum of our funded debt and operating lease liabilities divided by the preceding twelve months of Adjusted EBITDAR as defined by our Revolver covenant
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Nordstrom	Nordstrom.com, Nordstrom-branded U.S. stores, Canada, which includes Nordstrom.ca, Nordstrom Canadian stores and Nordstrom Rack Canadian stores, Nordstrom Local, ASOS | Nordstrom and, prior to October 2022, TrunkClub.com.
Nordstrom Local	Nordstrom Local service hubs, which offer order pickups, returns, alterations and other services
Nordstrom Rack	NordstromRack.com, Nordstrom Rack-branded U.S. stores and Last Chance clearance stores
The Nordy Club	Our customer loyalty program
NYSE	New York Stock Exchange
Operating Lease Cost	Fixed rent expense, including fixed common area maintenance expense, net of developer reimbursement amortization
PCAOB	Public Company Accounting Oversight Board (United States)
Property incentives	Developer and vendor reimbursements
PSU	Performance share unit
Revolver	Senior revolving credit facility
Rights Plan	Our limited-duration Shareholder Rights Agreement adopted by the Board of Directors in September 2022
ROU asset	Operating lease right-of-use asset
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
SERP	Unfunded defined benefit Supplemental Executive Retirement Plan
Secured Notes	8.750% senior secured notes due May 2025
SG&A	Selling, general and administrative
Supply Chain Network	Fulfillment centers that primarily process and ship orders to our customers, distribution centers that primarily process and ship merchandise to our stores and other facilities and omni-channel centers that both fulfill customer orders and ship merchandise to our stores
TD	Toronto-Dominion Bank, N.A.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	$3,433	$3,534	$10,891	$10,020
Credit card revenues, net	113	103	320	283
Total revenues	3,546	3,637	11,211	10,303
Cost of sales and related buying and occupancy costs	(2,294)	(2,294)	(7,211)	(6,646)
Selling, general and administrative expenses	(1,249)	(1,216)	(3,722)	(3,464)
Earnings before interest and income taxes	3	127	278	193
Interest expense, net	(32)	(36)	(101)	(213)
(Loss) earnings before income taxes	(29)	91	177	(20)
Income tax benefit (expense)	9	(27)	(51)	(2)
Net (loss) earnings	($20)	$64	$126	($22)

(Loss) earnings per share:
Basic	($0.13)	$0.40	$0.79	($0.14)
Diluted	($0.13)	$0.39	$0.77	($0.14)

Weighted-average shares outstanding:
Basic	159.5	159.2	160.1	158.9
Diluted	159.5	162.5	162.3	158.9
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net (loss) earnings	($20)	$64	$126	($22)
Foreign currency translation adjustment	(10)	1	(11)	7
Post retirement plan adjustments, net of tax	1	2	2	5
Comprehensive net (loss) earnings	($29)	$67	$117	($10)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	October 29, 2022	January 29, 2022	October 30, 2021
Assets
Current assets:
Cash and cash equivalents	$293	$322	$267
Accounts receivable, net	288	255	273
Merchandise inventories	2,878	2,289	2,863
Prepaid expenses and other	348	306	374
Total current assets	3,807	3,172	3,777

Land, property and equipment (net of accumulated depreciation of $8,135, $7,737 and $7,617)	3,373	3,562	3,558
Operating lease right-of-use assets	1,490	1,496	1,527
Goodwill	249	249	249
Other assets	476	390	423
Total assets	$9,395	$8,869	$9,534

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving line of credit	$100	$—	$200
Accounts payable	2,073	1,529	2,310
Accrued salaries, wages and related benefits	242	383	276
Current portion of operating lease liabilities	256	242	240
Other current liabilities	1,168	1,160	1,063
Total current liabilities	3,839	3,314	4,089

Long-term debt, net	2,855	2,853	2,851
Non-current operating lease liabilities	1,544	1,556	1,602
Other liabilities	551	565	633

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 159.7, 159.4 and 159.3 shares issued and outstanding	3,334	3,283	3,269
Accumulated deficit	(2,669)	(2,652)	(2,852)
Accumulated other comprehensive loss	(59)	(50)	(58)
Total shareholders’ equity	606	581	359
Total liabilities and shareholders’ equity	$9,395	$8,869	$9,534
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Common stock
Balance, beginning of period	$3,314	$3,245	$3,283	$3,205
Issuance of common stock under stock compensation plans	9	7	18	14
Stock-based compensation	11	17	33	50
Balance, end of period	$3,334	$3,269	$3,334	$3,269

Accumulated deficit
Balance, beginning of period	($2,601)	($2,916)	($2,652)	($2,830)
Net (loss) earnings	(20)	64	126	(22)
Dividends	(30)	—	(90)	—
Repurchase of common stock	(18)	—	(53)	—
Balance, end of period	($2,669)	($2,852)	($2,669)	($2,852)

Accumulated other comprehensive loss
Balance, beginning of period	($50)	($61)	($50)	($70)
Other comprehensive (loss) income	(9)	3	(9)	12
Balance, end of period	($59)	($58)	($59)	($58)

Total shareholders’ equity	$606	$359	$606	$359

Dividends per share	$0.19	—	$0.57	—
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine Months Ended
	October 29, 2022	October 30, 2021
Operating Activities
Net earnings (loss)	$126	($22)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expenses	453	477
Right-of-use asset amortization	141	130
Asset impairment	80	—
Deferred income taxes, net	(85)	25
Stock-based compensation expense	50	64
Other, net	(53)	81
Change in operating assets and liabilities:
Accounts receivable, net	(6)	(27)
Merchandise inventories	(550)	(687)
Prepaid expenses and other assets	(55)	408
Accounts payable	469	90
Accrued salaries, wages and related benefits	(142)	(76)
Other current liabilities	10	15
Lease liabilities	(201)	(218)
Other liabilities	3	17
Net cash provided by operating activities	240	277

Investing Activities
Capital expenditures	(325)	(361)
Proceeds from the sale of assets and other, net	82	(17)
Net cash used in investing activities	(243)	(378)

Financing Activities
Proceeds from revolving line of credit	100	400
Payments on revolving line of credit	—	(200)
Proceeds from long-term borrowings	—	675
Principal payments on long-term borrowings	—	(1,100)
Change in cash book overdrafts	21	(4)
Cash dividends paid	(90)	—
Payments for repurchase of common stock	(53)	—
Proceeds from issuances under stock compensation plans	18	14
Tax withholding on share-based awards	(15)	(15)
Make-whole premium payment and other, net	(4)	(85)
Net cash used in financing activities	(23)	(315)

Effect of exchange rate changes on cash and cash equivalents	(3)	2
Net decrease in cash and cash equivalents	(29)	(414)
Cash and cash equivalents at beginning of period	322	681
Cash and cash equivalents at end of period	$293	$267

Supplemental Cash Flow Information
Cash paid (received) during the period for:
Income taxes, net	$161	($486)
Interest, net of capitalized interest	108	136
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
The Condensed Consolidated Financial Statements as of and for the periods ended October 29, 2022 and October 30, 2021 are unaudited. The Condensed Consolidated Balance Sheet as of January 29, 2022 has been derived from the audited Consolidated Financial Statements included in our 2021 Annual Report. The interim Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and related footnote disclosures contained in our 2021 Annual Report.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires that we make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities during the reporting period. Uncertainties regarding such estimates and assumptions are inherent in the preparation of financial statements and actual results may differ from these estimates and assumptions. Our most significant accounting judgments and estimates include revenue recognition, inventory valuation, long-lived asset recoverability and income taxes, all of which involve assumptions about future events. We may be unable to accurately predict changes in economic conditions going forward and as a result our estimates may change in the near term.
Leases
We incurred operating lease liabilities arising from lease agreements of $212 for the nine months ended October 29, 2022 and $108 for the nine months ended October 30, 2021.
Supply Chain Impairment
During the third quarter of 2022, as part of our supply chain optimization initiatives, we decommissioned certain supply chain technology and related assets and incurred a non-cash impairment charge of $70. This included $58 on long-lived tangible assets and $12 on ROU assets to adjust the carrying values to their estimated fair values. These charges are included in our Corporate/Other SG&A expense on the Condensed Consolidated Statement of Earnings and asset impairment on the Condensed Consolidated Statement of Cash Flows. We evaluated the assets for impairment by comparing the carrying values to the related projected future cash flows, among other quantitative and qualitative analyses. After impairment, the carrying values of the remaining long-lived tangible and ROU assets were not material.
Trunk Club Wind-down
During the first quarter of 2022, in conjunction with the decision to sunset the Trunk Club brand, we incurred non-cash impairment charges of $10 related to a Trunk Club property to adjust the carrying values to their estimated fair value. These charges are included in our Retail segment SG&A expense on the Condensed Consolidated Statement of Earnings and asset impairment on the Condensed Consolidated Statement of Cash Flows.
During the second quarter of 2022, we incurred additional costs of $8 associated with the wind-down of Trunk Club. These expenses are primarily included in our Retail segment cost of sales and related buying and occupancy costs on the Condensed Consolidated Statement of Earnings. These charges are classified as operating on the Condensed Consolidated Statement of Cash Flows.

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
Subsequent Event
In November 2022, we amended our program agreement with TD. We receive credit card revenue through this agreement, whereby TD is the exclusive issuer of our consumer credit cards and we perform account servicing functions. The original agreement was scheduled to expire in April 2024 and the amendment extends the term through September 2026.
NOTE 2: REVENUE
Contract Liabilities
Contract liabilities represent our obligation to transfer goods or services to customers and include deferred revenue for The Nordy Club (including points and Nordstrom Notes) and gift cards. Our contract liabilities are classified as current on the Condensed Consolidated Balance Sheets and are as follows:

Contract Liabilities
Balance as of January 30, 2021	$478
Balance as of May 1, 2021	436
Balance as of July 31, 2021	433
Balance as of October 30, 2021	417

Balance as of January 29, 2022	478
Balance as of April 30, 2022	442
Balance as of July 30, 2022	438
Balance as of October 29, 2022	430
Revenues recognized from our beginning contract liability balance were $100 and $232 for the quarter and nine months ended October 29, 2022 and $106 and $212 for the quarter and nine months ended October 30, 2021.
Disaggregation of Revenue
The following table summarizes our disaggregated net sales:

	Quarter Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Nordstrom	$2,264	$2,343	$7,324	$6,614
Nordstrom Rack	1,169	1,191	3,567	3,406
Total net sales	$3,433	$3,534	$10,891	$10,020

Digital sales as a % of total net sales	34%	40%	37%	42%

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
The following table summarizes the percent of net sales by merchandise category:

	Quarter Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Women’s Apparel	29%	29%	29%	30%
Shoes	27%	26%	26%	25%
Men’s Apparel	15%	14%	15%	14%
Women’s Accessories	11%	12%	12%	13%
Beauty	11%	12%	11%	11%
Kids’ Apparel	4%	4%	4%	4%
Other	3%	3%	3%	3%
Total net sales	100%	100%	100%	100%
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
Under the Revolver, we have two financial covenant tests that need to be met on a quarterly basis: a Leverage Ratio that is less than or equal to 4 times and a fixed charge coverage ratio that is greater than or equal to 1.25 times. As of October 29, 2022, we were in compliance with all covenants.
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
The Revolver contains customary representations, warranties, covenants and terms, including paying a variable rate of interest and a facility fee based on our debt rating, and is available for working capital, capital expenditures and general corporate purposes. Provided that we obtain written consent from the lenders, we have the option to increase the Revolver by up to $200, to a total of $1,000, and two options to extend the Revolver for additional one-year terms. During the third quarter of 2022, we borrowed $100 under our Revolver, which remained outstanding as of October 29, 2022 and is classified in total current liabilities on the Condensed Consolidated Balance Sheets. In November 2022, subsequent to quarter end, we repaid the outstanding balance on our Revolver.

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
Our $800 commercial paper program allows us to use the proceeds to fund operating cash requirements. Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. The issuance of commercial paper has the effect of reducing available liquidity under the Revolver by an amount equal to the principal amount of commercial paper outstanding. Conversely, borrowings under our Revolver have the effect of reducing the available capacity of our commercial paper program by an amount equal to the amount outstanding. As of October 29, 2022, we had no issuances outstanding under our commercial paper program.
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
Long-term debt is recorded at carrying value. If long-term debt was measured at fair value, we would use quoted market prices of the same or similar issues, which is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	October 29, 2022	January 29, 2022	October 30, 2021
Carrying value of long-term debt	$2,855	$2,853	$2,851
Fair value of long-term debt	2,224	2,758	2,992
Non-financial Assets Measured at Fair Value on a Nonrecurring Basis
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill, long-lived tangible and ROU assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. For more information regarding long-lived tangible asset impairment charges for the nine months ended October 29, 2022, see Note 1: Basis of Presentation. There were no material impairment charges for these assets for the nine months ended October 30, 2021.

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
NOTE 5: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
RSUs	$10	$12	$32	$41
Stock options	1	5	12	19
Other[1]	1	1	6	4
Total stock-based compensation expense, before income tax benefit	12	18	50	64
Income tax benefit	(3)	(5)	(12)	(17)
Total stock-based compensation expense, net of income tax benefit	$9	$13	$38	$47
1 Other stock-based compensation expense includes PSUs, nonemployee director stock awards and ESPP awards.
The following table summarizes our grant allocations:

	Nine Months Ended
	October 29, 2022		October 30, 2021
	Granted	Weighted-average grant-date fair value per unit	Granted	Weighted-average grant-date fair value per unit
RSUs	2.9	$22	1.7	$32
Stock options	1.1	$10	1.2	$13
PSUs	0.5	$23	—	—
Under our deferred and stock-based compensation plan arrangements, we issued 0.7 and 2.6 shares of common stock during the quarter and nine months ended October 29, 2022 and 0.4 and 1.6 shares during the quarter and nine months ended October 30, 2021.
NOTE 6: SHAREHOLDERS’ EQUITY
Share Repurchases
In May 2022, our Board of Directors authorized a program to repurchase up to $500 of our outstanding common stock, with no expiration date. This new program replaced the August 2018 program, which had no expiration date and $707 remaining in repurchase capacity at termination. Our share repurchases are summarized as follows:

	Quarter Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Shares of common stock repurchased	0.8	—	2.3	—
Average price paid per share	$22.52	—	$22.95	—
Aggregate amount of common stock repurchased	$18	—	$53	—
We had $447 remaining in share repurchase capacity as of October 29, 2022.
Dividends
In November 2022, subsequent to quarter end, we declared a quarterly dividend of $0.19 per share, which will be paid on December 14, 2022 to shareholders of record at the close of business on November 29, 2022.
We have certain limitations with respect to the payment of dividends and share repurchases under our Revolver agreement (see Note 3: Debt and Credit Facilities).
Rights Plan
In September 2022, our Board of Directors approved a shareholder rights agreement and declared a dividend of one right for each outstanding share of Nordstrom common stock to shareholders of record on September 30, 2022. Each right entitles holders to purchase one newly issued share of Nordstrom common stock at an exercise price of $94 per right, subject to adjustment. Initially, the rights will not be exercisable and will trade with our shares of common stock.

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
In general, the rights become exercisable following a public announcement that a person acquires 10% or more of the outstanding shares of Nordstrom common stock. If the rights are exercised, each holder (except the acquiring person) will have the right to receive common stock equal to two times the exercise price of the right. The Company may redeem the rights for $0.001 per right anytime prior to the rights becoming exercisable. The agreement also provides for exceptions and additional terms for other certain situations and circumstances.
The Rights Plan is intended to protect the interests of Nordstrom and its shareholders by reducing the likelihood that any entity, person or group gains control of the Company through open-market accumulation or other means without payment of an adequate control premium and expires September 19, 2023, unless redeemed, exchanged or terminated earlier by our Board of Directors. There is currently no impact to our Condensed Consolidated Financial Statements.
NOTE 7: EARNINGS PER SHARE
The computation of EPS is as follows:

	Quarter Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net (loss) earnings	($20)	$64	$126	($22)

Basic weighted average shares outstanding	159.5	159.2	160.1	158.9
Dilutive effect of common stock equivalents	—	3.3	2.2	—
Diluted weighted average shares outstanding	159.5	162.5	162.3	158.9

Basic EPS	($0.13)	$0.40	$0.79	($0.14)
Diluted EPS	($0.13)	$0.39	$0.77	($0.14)

Anti-dilutive common stock equivalents	10.1	7.5	9.2	11.6
NOTE 8: SEGMENT REPORTING
The following table sets forth information for our reportable segment:

	Quarter Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Retail segment EBIT	$119	$197	$471	$335
Corporate/Other EBIT	(116)	(70)	(193)	(142)
Interest expense, net	(32)	(36)	(101)	(213)
(Loss) earnings before income taxes	($29)	$91	$177	($20)
For information about disaggregated revenues, see Note 2: Revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
The following MD&A provides a narrative of our financial performance and is intended to promote understanding of our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, Item 1. Financial Statements (Unaudited) and generally discusses the results of operations for the quarter and nine months ended October 29, 2022 compared with the quarter and nine months ended October 30, 2021. The following discussion and analysis contains forward-looking statements and should also be read in conjunction with cautionary statements and risks described elsewhere in this Form 10-Q before deciding to purchase, hold or sell shares of our common stock.

Overview	17
Results of Operations	18
Liquidity	24
Capital Resources	26
Critical Accounting Estimates	27
Recent Accounting Pronouncements	28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
OVERVIEW
We delivered both topline and bottom-line results, in line with our expectations in the third quarter, while enhancing our strategic capabilities. When customer demand decelerated in late June, we took action to manage through the short-term macroeconomic uncertainty and position our business for success. This included managing expenses to align with sales expectations and clearing through excess inventory to exit the year with healthy inventory levels and mix. These actions prepared us well for the third quarter, as macroeconomic pressures impacted all customer segments, with the most significant impact in the lowest income groups. However, customers continued to refresh their wardrobes and shop for occasions such as social events, travel, work and holidays, which drove demand for our core categories and services.
Net loss for the third quarter was $20, or $0.13 loss per diluted share. Excluding a supply chain technology and related asset impairment charge, Adjusted EPS was $0.201. Net sales decreased 3% versus last year, in line with our expectations. This included a negative impact of approximately 200 basis points from one week of the Anniversary Sale shifting into the second quarter.
We remain focused on improving Nordstrom Rack performance, increasing profitability and optimizing our supply chain and inventory flow. We are making progress in these initiatives, and we expect them to benefit our topline and bottom-line performance in the fourth quarter of this year, in 2023 and beyond.
While we take actions to address a shifting consumer backdrop, we are also building capabilities to better serve customers and deliver increased profitability, with a focus on improving Nordstrom Rack performance, winning in our most important markets and leveraging our digital capabilities.
Nordstrom Rack – We remain focused on delivering profitable growth while improving the customer experience. This quarter, we made the decision to reduce Rack store-based order fulfillment and raise the minimum order amount to receive free ship-to-store delivery on Rack.com. These actions reduced order cancellations, simplified Rack operations and improved profitability, but negatively impacted topline growth at the Rack by approximately 200 basis points.
We continue to focus on increasing our supply of premium brands at Nordstrom Rack, improving our assortment and growing brand awareness to fuel future growth. Premium brands are a differentiator for the Rack, and we are dedicated to having great brands at great prices at each of our locations. For example, 90% of the top brands at Nordstrom are sold at Nordstrom Rack. This quarter, sales of our top 100 brands at the Rack increased 9%, which underscores the growth opportunity from increasing our supply of premium brands.
Market Strategy – Our market capabilities help us engage with customers by delivering convenience, connection and greater access to product, no matter how they choose to shop. Customers clearly value our interconnected model, with a strong store fleet, two unique banners and omnichannel capabilities linked at the market level. Order pickup represented 12% of Nordstrom.com demand this quarter, an increase of 200 basis points versus last year.
Digital Capabilities – We are also leveraging our digital capabilities to extend our unmatched one-to-one store experience to a digital world. Our goal is to personalize the digital experience with discovery supported by a broad product assortment, convenience powered by our market strategy and connection via our people and experiences. We are evolving digital discovery and driving higher engagement with enhanced content, a refreshed shopping experience including redesigned product pages and smarter product search capabilities. We are also improving the digital purchase journey with better imagery and product descriptions to help customers make more informed purchase decisions and minimize returns.
Although there is continued macro uncertainty, the capabilities we have built with our Closer to You strategy, digital assets and supply chain optimization prepare us to manage short-term pressures. With our strong balance sheet and cash position, we also have the flexibility to respond to shifting demand. We are navigating short-term headwinds, while also continuing to build capabilities to better serve our customers, drive profitable growth and increase shareholder value.
1 Adjusted EPS is a non-GAAP financial measure. For a reconciliation between GAAP and non-GAAP financial measures, see Adjusted EBIT, Adjusted EBITDA and Adjusted EPS (Non-GAAP financial measures) below.

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
•GMV: Our GMV represents the total dollar value of items sold through our digital platforms and stores. GMV includes net sales from inventory we own, as well as the retail value of merchandise sold under our alternative partnership models with our vendors in our Nordstrom banner. We use GMV as an indicator of the scale and growth of our operations and the impact of our alternative partnership models.
•Inventory Turnover Rate: Inventory turnover rate is calculated as the trailing 4-quarter cost of sales and related buying and occupancy costs divided by the trailing 4-quarter average inventory. Inventory turnover rate is an indicator of our success in optimizing inventory volumes in accordance with customer demand.
Net Sales
The following table summarizes net sales:

	Quarter Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales:
Nordstrom	$2,264	$2,343	$7,324	$6,614
Nordstrom Rack	1,169	1,191	3,567	3,406
Total net sales	$3,433	$3,534	$10,891	$10,020

Net sales (decrease) increase:
Nordstrom	(3.4%)	10.5%	10.7%	45.6%
Nordstrom Rack	(1.9%)	35.2%	4.7%	50.6%
Total Company	(2.9%)	17.7%	8.7%	47.2%

Digital sales as a % of total net sales	34%	40%	37%	42%
Digital sales (decrease) increase	(16%)	(12%)	(4%)	10%

Nordstrom GMV (decrease) increase	(2.9%)	11.9%	11.4%	47.3%
Total Company GMV (decrease) increase	(2.5%)	18.6%	9.2%	48.4%
Total Company net sales and GMV decreased for the third quarter of 2022, compared with the same period in 2021. The timing shift of the Anniversary Sale, with one day falling into the third quarter of 2022 versus roughly one week in 2021, had a negative impact on net sales of approximately 200 basis points compared with the third quarter of 2021. Total Company net sales and GMV increased for the nine months ended October 29, 2022, compared with the same period in 2021. In the third quarter, core categories including men’s and women’s apparel, shoes and designer had the strongest growth versus 2021, as customers continued to shop for occasions, travel, work and holidays. For the nine months ended October 29, 2022, the same core categories of shoes, men’s and women’s apparel and designer had the strongest growth compared with the same period in 2021. During the nine months ended October 29, 2022, we opened two Nordstrom Rack stores and one ASOS | Nordstrom store.
Digital sales decreased for the third quarter and nine months ended October 29, 2022, compared with the same periods in 2021. The timing of the Anniversary Sale had a negative impact on digital sales in the third quarter of approximately 300 basis points compared with the same period in 2021. Reducing store-based order fulfillment for Nordstrom Rack digital orders during the third quarter and sunsetting Trunk Club earlier in fiscal 2022 had a negative impact on digital sales for the third quarter and nine months ended October 29, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
Nordstrom net sales and GMV decreased for the third quarter of 2022 and increased for the nine months ended October 29, 2022, compared with the same periods in 2021. The timing shift of the Anniversary Sale had a negative impact on Nordstrom banner net sales of approximately 300 basis points compared with the third quarter of 2021. For the third quarter of 2022, Nordstrom net sales reflected a decrease in the number of items sold, partially offset by an increase in the average selling price per item sold, compared with the same period in 2021. For the nine months ended October 29, 2022, Nordstrom net sales reflected an increase in the average selling price per item sold, while the number of items sold remained flat, compared with the same period in 2021.
Nordstrom Rack net sales decreased for the third quarter of 2022 and increased for the nine months ended October 29, 2022, compared with the same periods in 2021. For the third quarter of 2022, Nordstrom Rack net sales reflected a decrease in the number of items sold, while the average selling price per item sold remained flat, compared with the same period in 2021. For the nine months ended October 29, 2022, Nordstrom Rack net sales reflected an increase in the average selling price per item sold, partially offset by a decrease in the number of items sold, compared with the same period in 2021.
See Note 2: Revenue in Item 1 for information about disaggregated revenues.
Credit Card Revenues, Net
Credit card revenues, net increased $10 and $37 for the third quarter and nine months ended October 29, 2022, compared with the same periods in 2021, primarily as a result of higher finance charges due to larger outstanding balances, partially offset by higher losses from bad debt for the third quarter of 2022.
Gross Profit
The following table summarizes gross profit:

	Quarter Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Gross profit	$1,139	$1,240	$3,680	$3,374
Gross profit as a % of net sales	33.2%	35.1%	33.8%	33.7%

			October 29, 2022	October 30, 2021
Inventory turnover rate			3.85	4.20
Gross profit decreased $101 and 190 basis points as a rate of net sales for the third quarter of 2022, compared with the same period in 2021, primarily due to higher markdown rates and lower sales. We incurred approximately $100 in incremental markdowns in the third quarter. Gross profit increased $306 and 10 basis points as a rate of net sales for the nine months ended October 29, 2022, compared with the same period in 2021, primarily due to higher sales, partially offset by higher markdown rates.
Ending inventory as of October 29, 2022 increased 0.6%, compared with the same period in 2021, versus a 2.9% decrease in sales for the third quarter of 2022. Inventory turnover rate, which is calculated using trailing 4-quarter average inventory, decreased primarily due to higher inventory levels across most channels as a result of supply chain disruptions and softening customer demand trends.
Selling, General and Administrative Expenses
SG&A is summarized in the following table:

	Quarter Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
SG&A expenses	$1,249	$1,216	$3,722	$3,464
SG&A expenses as a % of net sales	36.4%	34.4%	34.2%	34.6%
SG&A increased $33 and 200 basis points as a rate of net sales for the third quarter of 2022, compared with the same period in 2021, primarily due to a supply chain technology and related asset impairment charge of $70, partially offset by fulfillment expense efficiencies. SG&A increased $258 for the nine months ended October 29, 2022, compared with the same period in 2021, primarily due to increased variable costs on higher sales volume and a supply chain technology and related asset impairment charge, partially offset by fulfillment expense efficiencies. SG&A rate decreased 40 basis points as a rate of net sales for the nine months ended October 29, 2022, compared with the same period in 2021, primarily due to leverage on higher sales volume and fulfillment expense efficiencies, partially offset by a supply chain technology and related asset impairment charge.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
Earnings Before Interest and Income Taxes
EBIT is summarized in the following table:

	Quarter Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
EBIT	$3	$127	$278	$193
EBIT as a % of net sales	0.1%	3.6%	2.6%	1.9%
EBIT decreased $124 and 350 basis points as a rate of net sales for the third quarter of 2022, compared with the same period in 2021, primarily due to higher markdowns and a supply chain technology and related asset impairment charge, partially offset by fulfillment expense efficiencies. EBIT increased $85 and 65 basis points as a rate of net sales for the nine months ended October 29, 2022, compared with the same period in 2021, primarily due to higher sales, partially offset by higher markdowns and a supply chain technology and related asset impairment charge.
Interest Expense, Net
Interest expense, net was $32 for the third quarter of 2022, and was relatively flat compared with $36 for the same period in 2021. Interest expense was $101 for the nine months ended October 29, 2022, compared with $213 for the same period in 2021. The decrease for the nine months ended October 29, 2022 was primarily due to debt refinancing charges of $88 related to the redemption of the Secured Notes in the first quarter of 2021 and the redemption of the 4% senior notes in the second quarter of 2021.
Income Tax
Income tax (benefit) expense is summarized in the following table:

	Quarter Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Income tax (benefit) expense	($9)	$27	$51	$2
Effective tax rate	30.6%	29.9%	29.0%	(7.6%)
The effective tax rate in the third quarter of 2022 was roughly flat, compared with the same period in 2021. The effective tax rate increased for the nine months ended October 29, 2022, compared with the same period in 2021, due to an overall increase in earnings before income taxes. Income tax expense for the nine months ended October 30, 2021, when compared with a loss before income taxes, resulted in a negative rate in 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
Earnings Per Share
EPS is as follows:

	Quarter Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Basic	($0.13)	$0.40	$0.79	($0.14)
Diluted	($0.13)	$0.39	$0.77	($0.14)
Diluted EPS decreased $0.52 for the third quarter of 2022 primarily due to higher markdowns and the impact of a supply chain technology and related asset impairment charge. For the nine months ended October 29, 2022, diluted EPS increased $0.91 primarily due to higher sales volumes and the net impact from the gain on sale of our interest in a corporate office building, partially offset by a supply chain technology and related asset impairment charge, Trunk Club wind-down costs and higher markdowns. In the first quarter of 2021, we recorded an interest expense charge of $88 related to the redemption of the Secured Notes, which reduced diluted EPS by $0.41 per share.
Fiscal Year 2022 Outlook
The following are our financial expectations for fiscal 2022:
•Revenue growth, including retail sales and credit card revenues, of 5 to 7 percent
•EBIT margin, as percent of sales, of 4.1 to 4.4 percent
•Adjusted EBIT margin of 4.3 to 4.7 percent
•Income tax rate of approximately 27 percent
•EPS, excluding the impact of share repurchase activity, if any, of $2.13 to $2.43
•Adjusted EPS, excluding the impact of share repurchase activity, if any, of $2.30 to $2.60
•Leverage ratio below 2.9 times by year-end

Our adjusted EBIT as a percent of net sales (“adjusted EBIT margin”) and Adjusted EPS outlook for fiscal year 2022 excludes the impacts from certain items that we do not consider representative of our core operating performance. These items include a supply chain technology and related asset impairment charge recognized in the third quarter of 2022, Trunk Club wind-down costs recognized in the first half of 2022 and the gain on the sale of our interest in a corporate office building recognized in the first quarter of 2022. For a reconciliation of the fiscal year 2022 forward-looking GAAP to non-GAAP measures, see page 23.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
Adjusted EBIT, Adjusted EBITDA and Adjusted EPS (Non-GAAP financial measures)
Adjusted EBIT, Adjusted EBITDA and Adjusted EPS are key financial metrics and, when used in conjunction with GAAP measures, we believe they provide useful information for evaluating our core business performance, enable comparison of financial results across periods and allow for greater transparency with respect to key metrics used by management for financial and operational decision-making. Adjusted EBIT, Adjusted EBITDA and Adjusted EPS exclude certain items that we do not consider representative of our core operating performance. The financial measure calculated under GAAP which is most directly comparable to Adjusted EBIT and Adjusted EBITDA is net (loss) earnings. The financial measure calculated under GAAP which is most directly comparable to Adjusted EPS is diluted EPS.
Adjusted EBIT, Adjusted EBITDA and Adjusted EPS are not measures of financial performance under GAAP and should be considered in addition to, and not as a substitute for, net earnings (loss), operating cash flows, earnings (loss) per share, earnings (loss) per diluted share or other financial measures performed in accordance with GAAP. Our method of determining non-GAAP financial measures may differ from other companies’ financial measures and therefore may not be comparable to methods used by other companies.
The following is a reconciliation of net (loss) earnings to Adjusted EBIT and Adjusted EBITDA:

	Quarter Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net (loss) earnings	($20)	$64	$126	($22)
Income tax (benefit) expense	(9)	27	51	2
Interest expense, net	32	36	101	213
Earnings before interest and income taxes	3	127	278	193

Supply chain impairment	70	—	70	—
Trunk Club wind-down costs	—	—	18	—
Gain on sale of interest in a corporate office building	—	—	(51)	—
Adjusted EBIT	73	127	315	193

Depreciation and amortization expenses	152	156	453	477
Amortization of developer reimbursements	(18)	(19)	(54)	(59)
Adjusted EBITDA	$207	$264	$714	$611
The following is a reconciliation of diluted EPS to Adjusted EPS:

	Quarter Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Diluted EPS	($0.13)	$0.39	$0.77	($0.14)
Supply chain impairment	0.44	—	0.44	—
Trunk Club wind-down costs	—	—	0.11	—
Gain on sale of interest in a corporate office building	—	—	(0.31)	—
Debt refinancing charges included within interest expense, net	—	—	—	0.56
Income tax impact on adjustments[1]	(0.11)	—	(0.06)	(0.15)
Adjusted EPS[2]	$0.20	$0.39	$0.95	$0.27
1 The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate for the respective non-GAAP adjustment.
2 We used the same number of weighted average diluted shares in our denominator for adjusted per share amounts as was used in the calculation of diluted EPS under GAAP, regardless of the adjusted net loss or earnings position, as the impact to Adjusted EPS is not significant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
Fiscal Year 2022 Forward-Looking Non-GAAP Measures
The following is a reconciliation of expected net earnings as a percent of net sales to expected adjusted EBIT margin included within our Fiscal Year 2022 Outlook:

	52 Weeks Ending January 28, 2023
	Low	High
Expected net earnings as a % of net sales	2.3%	2.6%
Income tax expense	0.9%	0.9%
Interest expense, net	0.9%	0.9%
Expected EBIT margin, as a % of net sales	4.1%	4.4%

Supply chain impairment	0.4%	0.5%
Trunk Club wind-down costs	0.1%	0.1%
Gain on sale of interest in a corporate office building	(0.3%)	(0.3%)
Expected adjusted EBIT margin	4.3%	4.7%
The following is a reconciliation of expected diluted EPS to expected Adjusted EPS included within our Fiscal Year 2022 Outlook:

	52 Weeks Ending January 28, 2023
	Low	High
Expected diluted EPS	$2.13	$2.43
Supply chain impairment	0.43	0.43
Trunk Club wind-down costs	0.11	0.11
Gain on sale of interest in a corporate office building	(0.31)	(0.31)
Income tax impact on adjustments	(0.06)	(0.06)
Expected Adjusted EPS	$2.30	$2.60

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

	Four Quarters Ended
	October 29, 2022	October 30, 2021
Net earnings	$326	$11
Income tax expense (benefit)	117	(49)
Interest expense	138	262
Earnings before interest and income tax expense	581	224

Operating lease interest[1]	85	89
Adjusted net operating profit	666	313

Estimated income tax expense[2]	(177)	(406)
Adjusted net operating profit (loss) after tax	$489	($93)

Average total assets	$9,227	$9,489
Average deferred property incentives in excess of ROU assets[3]	(205)	(243)
Average non-interest bearing current liabilities	(3,369)	(3,423)
Average invested capital	$5,653	$5,823

Return on assets	3.5%	0.1%
Adjusted ROIC	8.7%	(1.6%)
1 Operating lease interest is a component of operating lease cost recorded in occupancy costs. We add back operating lease interest for purposes of calculating adjusted net operating profit for consistency with the treatment of interest expense on our debt.
2 Estimated income tax expense is calculated by multiplying the adjusted net operating profit by the effective tax rate for the trailing twelve month periods ended October 29, 2022 and October 30, 2021. The effective tax rate is calculated by dividing income tax by earnings before income taxes for the same trailing twelve month periods.
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
We ended the third quarter of 2022 with $293 in cash and cash equivalents and $700 of additional liquidity available on our Revolver. Cash and cash equivalents in the third quarter of 2022 increased from $267 in 2021, driven by higher net earnings, partially offset by payments for merchandise inventory. We believe that our operating cash flows are sufficient to meet our cash requirements for the next 12 months and beyond. Our cash requirements are subject to change as business conditions warrant and opportunities arise and we may elect to raise additional funds in the future through the issuance of either debt or equity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
The following is a summary of our cash flows by activity:

	Nine Months Ended
	October 29, 2022	October 30, 2021
Net cash provided by operating activities	$240	$277
Net cash used in investing activities	(243)	(378)
Net cash used in financing activities	(23)	(315)
Operating Activities
Net cash provided by operating activities decreased $37 for the nine months ended October 29, 2022, compared with the same period in 2021, primarily due to receipt of the income tax refund related to the loss carryback provision of the CARES Act in 2021, partially offset by the timing of inventory flows and related payments and an increase in net earnings.
Investing Activities
Net cash used in investing activities decreased $135 for the nine months ended October 29, 2022, compared with the same period in 2021, primarily due to the sale of our interest in a corporate office building in 2022 and our investment in ASOS.com Ltd. in 2021 (see Note 1: Basis of Presentation in Item 1).
Capital Expenditures
Our capital expenditures, net are summarized as follows:

	Nine Months Ended
	October 29, 2022	October 30, 2021
Capital expenditures	$325	$361
Deferred property incentives[1]	(10)	(10)
Capital expenditures, net	$315	$351

Capital expenditures as a % of net sales	3.0%	3.6%
1 Deferred property incentives are included in our cash provided by operations in our Condensed Consolidated Statements of Cash Flows in Item 1. We operationally view the property incentives we receive from our developers and vendors as an offset to our capital expenditures.
Financing Activities
Net cash used in financing activities decreased $292 for the nine months ended October 29, 2022, compared with the same period in 2021, primarily due to net activity in 2021 related to long-term debt.
Share Repurchases
We repurchased $53 for the nine months ended October 29, 2022, compared with no share repurchases in the same period of 2021.
Dividends
We paid $90, or $0.57 per share, for the nine months ended October 29, 2022 compared with no dividends in the same period of 2021.
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

	Nine Months Ended
	October 29, 2022	October 30, 2021
Net cash provided by operating activities	$240	$277
Capital expenditures	(325)	(361)
Change in cash book overdrafts	21	(4)
Free Cash Flow	($64)	($88)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
CAPITAL RESOURCES
Borrowing Capacity and Activity
During the second quarter of 2022, we terminated and replaced our prior revolving credit facility set to expire in September 2023 with a new $800 Revolver that expires in May 2027. During the third quarter of 2022, we borrowed $100 under our Revolver, which remained outstanding as of October 29, 2022. As of October 29, 2022, we had no issuances outstanding under our commercial paper program. In November 2022, subsequent to quarter end, we completely repaid the outstanding balance on our Revolver. For more information about our credit facilities, see Note 3: Debt and Credit Facilities in Item 1.
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
As of October 29, 2022, we were in compliance with all covenants. We have certain limitations with respect to the payment of dividends and share repurchases under our Revolver agreement. For more information about our Revolver covenants, see Note 3: Debt and Credit Facilities in Item 1.

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

October 29, 2022
Debt	$2,955
Operating lease liabilities	1,800
Adjusted debt	$4,755

Four Quarters Ended October 29, 2022
Net earnings	$326
Income tax expense	117
Interest expense, net	134
Earnings before interest and income taxes	577

Depreciation and amortization expenses	591
Operating Lease Cost	276
Amortization of developer reimbursements[1]	74
Other Revolver covenant adjustments[2]	47
Adjusted EBITDAR	$1,565

Debt to Net Earnings	9.1
Adjusted debt to EBITDAR	3.0
1 Amortization of developer reimbursements is a non-cash reduction of Operating Lease Cost and is therefore added back to Operating Lease Cost for purposes of our Revolver covenant calculation.
2 Other adjusting items to reconcile net earnings to Adjusted EBITDAR as defined by our Revolver covenant include interest income, certain non-cash charges and other gains and losses where relevant. For the four quarters ended October 29, 2022, other Revolver covenant adjustments primarily included costs associated with a supply chain technology and related asset impairment and the wind-down of Trunk Club, partially offset by a gain on sale of the Company’s interest in a corporate office building.
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
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
On October 18, 2022, we filed an 8-K announcing the departure of Anne L. Bramman as an officer, employee and the Company’s principal financial officer for the purposes of the Exchange Act. Her last day with us will be on or about December 2, 2022. We do not believe that the announcement of Ms. Bramman’s resignation has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Michael W. Maher, our Chief Accounting Officer, will serve as our interim principal financial officer upon Ms. Bramman’s departure. Our Chief Executive Officer, Erik B. Nordstrom, serves as our principal executive officer for purposes of the Exchange Act.
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

Item 1A. Risk Factors.
There have been no material changes to the Risk Factors described in our 2021 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) SHARE REPURCHASES
(Dollar and share amounts in millions, except per share amounts)
The following is a summary of our third quarter share repurchases:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs
August 2022 (July 31, 2022 to August 27, 2022)	0.6	$23.46	0.6	$449
September 2022 (August 28, 2022 to October 1, 2022)	0.2	$18.33	0.2	$447
October 2022 (October 2, 2022 to October 29, 2022)	—	—	—	$447
Total	0.8	$22.52	0.8
See Note 6: Shareholders’ Equity in Item 1 for more information about our August 2018 and May 2022 share repurchase programs.
Item 6. Exhibits.
(a) The information required under this item is incorporated herein by reference or filed or furnished as part of this report at:

Page
Nordstrom, Inc. and Subsidiaries Exhibit Index	30
All other exhibits are omitted because they are not applicable, not required or because the information required has been given as part of this report.

NORDSTROM, INC.
Exhibit Index

Incorporated by Reference
Exhibit			Form	Exhibit	Filing Date

4.1		Shareholder Rights Agreement, dated as of September 19, 2022, by and between the Company and Computershare Trust Company, N.A., as rights agent (which includes the Form of Rights Certificate as Exhibit A thereto)	8-K	4.1	September 20, 2022

10.1	†	Amendment No. 7 to the Credit Card Program Agreement by and between Nordstrom, Inc., and TD Bank USA, N.A.

31.1	†	Certification of Chief Executive Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	†	Inline XBRL Instance Document

101.SCH	†	Inline XBRL Taxonomy Extension Schema Document

101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	†	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	†	Cover Page Interactive Data File (Inline XBRL)

† Filed herewith electronically
‡ Furnished herewith electronically

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Anne L. Bramman
Anne L. Bramman
Chief Financial Officer
(Principal Financial Officer)

Date:	December 2, 2022