Form 10-K
period 2023-01-28
NORDSTROM INC
filed 2023-03-10
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of July 29, 2022, the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $3.0 billion using the closing sales price on that day of $23.51. On March 6, 2023, 160,151,038 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2023 Annual Meeting of Shareholders, scheduled to be held on May 17, 2023, are incorporated into Part III.

Nordstrom, Inc. and subsidiaries 1

[This page intentionally left blank.]

Nordstrom, Inc. and subsidiaries 3

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements regarding matters that are not historical facts, and are based on our management’s beliefs and assumptions and on information currently available to our management. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “pursue,” “going forward” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our anticipated financial outlook for the fiscal year ending February 3, 2024, trends in our operations and the following:
Strategic and Operational
•successful execution of our customer strategy to provide customers superior service, products and experiences, online, through our fulfillment capabilities and in stores,
•timely and effective implementation and execution of our evolving business model, including:
◦winning at our market strategy by providing a differentiated and seamless experience, which consists of the integration of our digital and physical assets, development of new supply chain capabilities and timely delivery of products,
◦broadening the reach of Nordstrom Rack, including delivering great brands at great prices and leveraging our digital and physical assets,
◦enhancing our platforms and processes to deliver core capabilities to drive customer, employee and partner experiences both digitally and in stores,
•our ability to effectively manage our merchandise strategy, including our ability to offer compelling assortments and optimize our inventory to ensure we have the right product mix and quantity in each of our channels and locations, allowing us to get closer to our customers,
•our ability to effectively allocate and scale our marketing strategies and resources, including Nordstrom Media Network, as well as realize the expected benefits between The Nordy Club, advertising and promotional campaigns,
•our ability to respond to the evolving retail environment, including new fashion trends, environmental considerations and our customers’ changing expectations of service and experience in stores and online, and our development and outcome of new market strategies and customer offerings,
•our ability to mitigate the effects of disruptions in the global supply chain, including factory closures, transportation challenges or stoppages of certain imports, and rising prices of raw materials and freight expenses,
•our ability to control costs through effective inventory management and supply chain processes and systems,
•our ability to acquire, develop and retain qualified and diverse talent by providing appropriate training, compelling work environments and competitive compensation and benefits, especially in areas with increased market compensation, all in the context of any labor shortage and competition for talent,
•our ability to realize expected benefits, anticipate and respond to potential risks and appropriately manage costs associated with our credit card revenue sharing program,
•potential goodwill impairment charges, future impairment charges, fluctuations in the fair values of reporting units or of assets in the event projected financial results are not achieved within expected time frames or if our strategic direction changes,
•COVID-19, which may have a negative impact on our business and results and may exacerbate any risks noted,
Data, Cybersecurity and Information Technology
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
•our ability to maintain our reputation and relationships with our customers, employees, vendors and third-party partners and landlords,
•our ability to act responsibly and with transparency with respect to our corporate social responsibility practices and initiatives, meet any communicated targets, goals or milestones and adapt to evolving reporting requirements,
•our ability to market our brand and distribute our products through a variety of third-party publisher or platform channels, as well as access mobile operating system and website identifiers for personalized delivery of targeted advertising,
•the impact of a concentration of stock ownership on our shareholders’ ability to influence corporate matters,
Investment and Capital
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
•the length and severity of epidemics or pandemics, or other catastrophic events, and the related impact on customer behavior, store and online operations and supply chain functions, as well as our future consolidated financial position, results of operations and cash flows,
•the impact of the seasonal nature of our business and cyclical customer spending,
•the impact of economic and market conditions in the U.S. and Canada, including inflation and measures to control inflation, and resulting changes to customer purchasing behavior, unemployment and bankruptcy rates, as well as any fiscal stimulus, or the cessation of any fiscal stimulus and the resulting impact on consumer spending and credit patterns,
•the impact of economic, environmental or political conditions,
•the impact of changing traffic patterns at shopping centers and malls,
•financial insecurity or potential insolvency experienced by our vendors, suppliers, developers, landlords, competitors or customers,
•weather conditions, natural disasters, climate change, national security concerns, global conflicts, civil unrest, other market and supply chain disruptions, the effects of tariffs, or the prospects of these events and the resulting impact on consumer spending patterns or information technology systems and communications,
Legal and Regulatory
•our, and our vendors’, compliance with applicable domestic and international laws, regulations and ethical standards, including those related to COVID-19, minimum wage, employment and tax, information security and privacy, consumer credit and environmental regulations and the outcome of any claims, litigation and regulatory investigations and resolution of such matters,
•the impact of the current regulatory environment, financial system and tax reforms,
•the impact of changes in accounting rules and regulations, changes in our interpretation of the rules or regulations, or changes in underlying assumptions, estimates or judgments,
•the outcome of events or occurrences related to the wind-down of business operations in Canada.
These and other factors, including those factors we discuss in Part I, Item 1A. Risk Factors, could affect our financial results and cause our actual results to differ materially from any forward-looking information we may provide. Given these risks, uncertainties and other factors, undue reliance should not be placed on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing, and these estimates and assumptions may prove to be incorrect. This Annual Report on Form 10-K should be read completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Nordstrom, Inc. and subsidiaries 5

All references to “we,” “us,” “our,” or the “Company” mean Nordstrom, Inc. and its subsidiaries.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the filing date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. In addition, forward-looking statements may be impacted by the actual outcome of events or occurrences related to the wind-down of business operations in Canada.

DEFINITIONS OF COMMONLY USED TERMS

Term	Definition
2019 Plan	2019 Equity Incentive Plan
2022 Annual Report	Annual Report on Form 10-K filed on March 10, 2023
Adjusted EPS	Adjusted earnings (loss) per diluted share (a non-GAAP financial measure)
Adjusted ROIC	Adjusted return on invested capital (a non-GAAP financial measure)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CCAA	Companies’ Creditors Arrangement Act
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

EBIT	Earnings (loss) before interest and income taxes
EBIT Margin	Earnings (loss) before interest and income taxes as a percent of net sales
EBITDA	Earnings (loss) before interest, income taxes, depreciation and amortization
EBITDAR	Earnings (loss) before interest, income taxes, depreciation, amortization and rent, as defined by our Revolver covenant
EPS	Earnings (loss) per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fiscal year 2023	53 fiscal weeks ending February 3, 2024
Fiscal year 2022	52 fiscal weeks ending January 28, 2023
Fiscal year 2021	52 fiscal weeks ending January 29, 2022
Fiscal year 2020	52 fiscal weeks ending January 30, 2021
GAAP	U.S. generally accepted accounting principles
GMV	Gross merchandise value
Gross profit	Net sales less cost of sales and related buying and occupancy costs
Leverage Ratio	The sum of our funded debt and operating lease liabilities divided by the preceding twelve months of Adjusted EBITDAR as defined by our Revolver covenant
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Term	Definition
NAV	Net asset value
NMN	Nordstrom Media Network, where we use our first party data and marketing infrastructure to drive cooperative marketing with vendors across both offsite and onsite marketing platforms
Nordstrom	Nordstrom.com, Nordstrom U.S. stores, Canada, which includes Nordstrom.ca, Nordstrom Canadian stores and Nordstrom Rack Canadian stores, Nordstrom Local, ASOS | Nordstrom and, prior to October 2022, TrunkClub.com.
Nordstrom Canada	Nordstrom Canada Retail, Inc., Nordstrom Canada Holdings, LLC and Nordstrom Canada Holdings II, LLC
Nordstrom Local	Nordstrom Local service hubs, which offer order pickups, returns, alterations and other services
Nordstrom Rack	NordstromRack.com, Nordstrom Rack U.S. stores, Last Chance clearance stores and, prior to the first quarter of 2021, HauteLook.com
The Nordy Club	Our customer loyalty program
NYSE	New York Stock Exchange
Operating Lease Cost	Fixed rent expense, including fixed common area maintenance expense, net of developer reimbursement amortization
PCAOB	Public Company Accounting Oversight Board (United States)
Property incentives	Developer and vendor reimbursements
PSU	Performance share unit
Revolver	Senior revolving credit facility
Rights Plan	Our limited-duration Shareholder Rights Agreement adopted by the Board of Directors in September 2022
ROU asset	Operating lease right-of-use asset
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
SERP	Unfunded defined benefit Supplemental Executive Retirement Plan
Secured Notes	8.750% senior secured notes that were originally due May 2025
SG&A	Selling, general and administrative
Supply Chain Network	Fulfillment centers that primarily process and ship orders to our customers, distribution centers that primarily process and ship merchandise to our stores and other facilities and omni-channel centers that both fulfill customer orders and ship merchandise to our stores
TD	Toronto-Dominion Bank, N.A.

Nordstrom, Inc. and subsidiaries 7

PART I
Item 1. Business.
DESCRIPTION OF BUSINESS
Overview
The Company was founded in 1901 as a retail shoe business in Seattle, Washington under the guiding principle that success would come by offering customers the very best service, selection, quality and value. We aspire to be the best fashion retailer in a digitally connected world by leveraging the strength of the Nordstrom and Nordstrom Rack banners and our interconnected business model. We offer an extensive selection of high-quality brand-name and private label merchandise for women, men, young adults and children, with a focus on apparel, shoes, beauty, accessories and home goods. No matter how customers choose to shop, we are committed to delivering superior service, products and experiences — including alterations, order pickup, dining and styling — to make shopping fun, personalized and convenient. We have one reportable segment, which aggregates our two operating segments, Nordstrom and Nordstrom Rack.
Nordstrom is a leading destination for a breadth of products across brands, styles and prices complemented by unmatched services and experiences. As of January 28, 2023, Nordstrom includes the following digital and physical properties:
•Nordstrom.com website and mobile application
•Nordstrom.ca website
•94 Nordstrom stores in the U.S.
•six Nordstrom stores and seven Nordstrom Rack stores in Canada
•seven Nordstrom Locals
•one ASOS | Nordstrom store
Nordstrom Rack is a premier off-price destination with an industry-leading off-price digital presence, offering great brands at great prices. As of January 28, 2023, Nordstrom Rack includes the following digital and physical properties:
•NordstromRack.com website and mobile application
•241 Nordstrom Rack stores in the U.S.
•two Last Chance clearance stores
On March 2, 2023, Nordstrom Canada commenced a wind-down of its business operations. See Note 15: Subsequent Events in Item 8 for more information.
Nordstrom Rack purchases merchandise primarily from the same vendors carried at Nordstrom and also serves as an outlet for clearance merchandise from the Nordstrom banner. We continue to expand our offerings of the most coveted brands we carry, as well as source from new vendors, to ensure we have the selection our customers want. Currently, NordstromRack.com offers both a selection of Nordstrom Rack merchandise and limited-time flash sale events on fashion and lifestyle brands, which formerly existed on HauteLook.com prior to the first quarter of 2021 when it was consolidated into NordstromRack.com.
As a business, one of our key advantages lies in our ability to leverage an integrated network of physical and digital assets across both Nordstrom and Nordstrom Rack banners. This creates flexibility and convenience for our customers, no matter how they choose to shop — online, through our apps or in stores. This omni-channel platform is our differentiator, providing customers with more product available for next day pickup, the ability to pick up or return orders to any store location regardless of purchase origin and our suite of personalized services. We have also found the average customer who shops across both banners, in stores and online, spends over twelve times more than a customer utilizing a single channel and banner.
Our Closer to You strategy leverages a strong store fleet and links our omni-channel capabilities at the local market level, positioning us physically closer to the customer and allowing us to drive customer engagement through better service and greater access to product. There are two elements to this strategy. First, we aim to provide customers a greater selection of merchandise available for next-day pickup or delivery without increasing inventory levels. Second, we are increasing engagement with customers by offering express services such as order pickup, returns and alterations at additional convenient locations. In 2022, we continued to scale our market strategy by expanding next-day order pickup capabilities to over 60 additional Rack stores in our top 20 markets.
We also receive credit card revenue through our program agreement with TD, whereby TD is the exclusive issuer of our consumer credit cards and we perform account servicing functions. Credit card revenues, net include our portion of the ongoing credit card revenue, net of credit losses, pursuant to our program agreement with TD. In the fourth quarter of 2022, we amended our program agreement with TD. The original agreement was scheduled to expire in April 2024 and the amendment extends the term through September 2026.

Products
In order to offer merchandise that our customers want, we purchase from a wide variety of high-quality domestic and foreign suppliers. Additionally, we utilize unowned inventory models beyond traditional wholesale arrangements that provide a broader assortment in new and existing categories. We also have arrangements with agents and contract manufacturers to produce our private label merchandise.
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
Return Policy
We have a fair and reasonable approach to returns, handling them on a case-by-case basis with the ultimate objective of making our customers happy. Almost all merchandise can be returned by mail or at any store location. We have no formal policy on how long we accept returns for purchases made at Nordstrom stores and Nordstrom.com. Our goal is to take care of our customers, which includes making returns and exchanges easy, whether in stores or online, where we offer free shipping on purchases and returns. We generally accept returns of apparel, footwear, accessories and home products with the original price tag and sales receipt up to 30 days from the date of purchase at Nordstrom Rack stores and up to 40 days from the date of order at NordstromRack.com.
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
Supply Chain Network
Our Supply Chain Network consists of:
•three fulfillment centers that primarily process and ship orders to our customers
•six distribution centers that primarily process and ship merchandise to our stores and other facilities
•one omni-channel center that both fulfills customer orders and ships merchandise to our stores
We are continually expanding and enhancing our Supply Chain Network facilities and inventory management systems to support our omni-channel capabilities and provide greater access to merchandise selection and faster delivery. We select locations and customize inventory allocations to enable merchandise to flow more efficiently and quickly to our customers. Nordstrom online purchases are primarily shipped to our customers from our fulfillment centers but may also be shipped from our Nordstrom stores, distribution centers or omni-channel centers. Nordstrom in-store purchases are primarily fulfilled from that store’s inventory, but when inventory is unavailable at that store, it may also be shipped to our customers from our fulfillment centers, distribution centers, omni-channel centers or from other Nordstrom stores. Nordstrom Rack online purchases are shipped to our customers from our fulfillment centers and distribution centers. Both Nordstrom and Nordstrom Rack selectively use vendor dropship to supplement online offerings, which are then shipped directly from the vendor to the end customer.
Our first large-scale omni-channel center in Riverside, California, which supports our Nordstrom customers in the West Coast region, opened in 2020. Nordstrom Rack inventory and fulfillment will be added to this facility in the future. Our smaller Local omni-channel Hub in Torrance, California ceased operations in the third quarter of 2022 as we scaled our Riverside location to support demand in that region.
EMPLOYEES
We believe that creating a best-in-class customer experience begins with creating an environment that celebrates and supports all our employees. As we strive to attract and retain the best talent in the industry, we are committed to cultivating a workplace culture where our employees feel included, supported and confident bringing their full selves to work.
As of January 28, 2023, we employed approximately 60,000 employees, which are comprised of approximately 80% hourly employees and 20% salaried employees. Approximately 75% of employees support our stores and approximately 12% support our Supply Chain Network. Due to the seasonal nature of our business, the number of temporary employees may vary and peak during our Anniversary Sale and holiday seasons. Currently, our employees have not chosen to be represented by a union.

Nordstrom, Inc. and subsidiaries 9

Diversity, Equity, Inclusion & Belonging
Our commitment to fostering a diverse, equitable and inclusive environment is key to our mission of helping our customers feel good and look their best. We believe in equity throughout the retail industry and aim to use our resources, influence and platform to foster greater representation of diversity from all our communities. Over the past several years, we’ve amplified our efforts in this area and set specific ambitions to achieve by the end of 2025, which include:
•Delivering $500 million in retail sales from brands owned by, operated by or designed by Black and/or Latinx individuals
•Aiming to increase representation of Black and Latinx individuals in people-manager roles by at least 50% on average
•Leveraging our internship program and other initiatives to help us reach qualified candidates early in their careers, with an ambition on average of at least 50% of participants in these programs coming from underrepresented populations
To lead and drive this work, we have operationalized diversity, equity, inclusion and belonging through consistent reviews with Erik B. Nordstrom, our Chief Executive Officer, and Farrell B. Redwine, our Chief Human Resources Officer. In addition, our diversity, equity, inclusion and belonging team serves as a center of excellence within the human resources organization and collaborates with leaders across the business to develop and embed diverse, equitable and inclusive strategies.
As part of these ongoing efforts, we have several internal initiatives underway to facilitate a sense of belonging and connection among our teams. One way we do this is through our employee-led, Company-sponsored Employee Resource Groups, which represent a variety of seen and unseen identities. In 2022, eight groups served and were led by our employees, providing company-wide programming to advance understanding and celebrate voices from across our organization.
In 2022, we expanded and strengthened our talent pipelines in collaboration with the OneTen Coalition and in partnership with Morehouse College, where we supported the launch of a new product management track. Starting in the spring 2023 semester, Nordstrom leaders and technologists will teach and mentor students enrolled in the program.
Progress toward our diversity, equity, inclusion and belonging ambitions is tracked and reviewed regularly by our executive team and Board of Directors.
Employee Safety and Well-being
The health and safety of our customers, employees and communities is a responsibility we take very seriously. We continue to offer a variety of mental, emotional and physical wellness resources to support our employees, including digital mental health support and free counseling services through our Employee Assistance Programs.
We seek to listen to and learn from employees across our organization by cultivating an open-door policy, conducting regular listening sessions and utilizing our annual Voice of the Employee survey. We regularly review survey results against industry benchmarks to hold ourselves accountable as we continue to improve and evolve our workplace environment.
We are committed to creating a culture where employees feel as if they can bring their whole selves to work and achieve their career goals through ongoing growth and development opportunities and fair and transparent performance management and promotion processes.
Total Rewards
To support our goals to retain and attract talented employees, we review our benefits and compensation approach annually.
•Benefits: We offer a range of benefits to all employees upon meeting eligibility requirements, including health care, wellness programs, financial and retirement plans and time away. In addition, we have increased our focus on well-being by activating a multi-year strategy to bring our people new resources and tools to support total well-being, including mental health support.
•Compensation: We’re committed to providing our employees with a great place to grow meaningful careers. We regularly review our pay in the markets in which we operate to ensure we are competitive, and we make updates accordingly throughout the year.
To ensure we are offering a rewards package that aligns with the wants and needs of our employees, we routinely ask employees for their feedback in surveys throughout the year. We use the feedback to improve the overall experience of our employees.

CORPORATE RESPONSIBILITY
We believe we have a responsibility to support the communities where we operate. Our Corporate Social Responsibility strategy set in 2020 includes five-year goals focused on environmental sustainability, human rights and corporate philanthropy. In 2022, we made meaningful progress in these areas. Specific highlights include:
•Environmental Sustainability: We expanded our BEAUTYCYCLE program to Nordstrom Rack stores. This program allows us to accept beauty packaging waste materials that typically can’t be placed in curbside recycling bins. Through BEAUTYCYCLE, we took back more than 25 tons of beauty packaging in 2022, compared with five tons in 2021. We also began replacing our plastic Nordstrom Rack shopping bags with paper bags in support of our goal to reduce single-use plastic in our value chain by 50%.
•Human Rights: We are committed to creating safe and fair workplaces for the people who make our products. Our human rights due diligence program is based on international standards, and the foundation of our human rights program is designed around third-party impact assessments and supported by our Partner Code of Conduct and relevant policies and programs, all of which were strengthened during the year and are assessed and improved cyclically. As a part of our human rights due diligence, we audit factories that make Nordstrom Made products for compliance with our Partner Code of Conduct and implement corrective action plans where necessary.
•Women’s Rights: We hit a milestone: almost 50% of Nordstrom Made products were produced in factories that offer women’s empowerment training, bringing us closer to our goal of producing 90% of Nordstrom Made products in factories that invest in women’s empowerment by 2025.
•Charitable Giving: We donated over $12 million to over 270 organizations located in the communities where we do business. Our employees gave to over 2,900 nonprofits, which we supported with 100% matching. Together with our customers and our employees, we used our platform to drive about $16 million in nonprofit donations based in the U.S. and Canada.
Read our full list of 2025 goals and more about our corporate social responsibility efforts at NordstromCares.com. The information contained or referred to on our website is not deemed to be incorporated by reference into this Annual Report unless otherwise expressly noted.
TRADEMARKS
Our most notable trademarks include Nordstrom, Nordstrom Rack, Zella, BP. and Treasure & Bond. Each of our trademarks is renewable indefinitely, provided it is still used in commerce at the time of the renewal.
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
Results for any one quarter are not indicative of the results that may be achieved for a full fiscal year. We plan our merchandise purchases and receipts to coincide with expected sales trends. For instance, our merchandise purchases and receipts increase prior to the Anniversary Sale and in the fall as we prepare for the holiday shopping season (typically from November through December). Consistent with our seasonal fluctuations, our working capital requirements have historically increased during the months leading up to the Anniversary Sale and the holidays as we purchase inventory in anticipation of increased sales.
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
Our website addresses are Nordstrom.com and NordstromRack.com. Our annual and quarterly reports on Form 10-K and Form 10-Q, current reports on Form 8-K, proxy statements, our executives’ statements of changes in beneficial ownership of securities on Form 4 and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available for free on or through our website as soon as reasonably practicable after we electronically file the report with or furnish it to the SEC. Interested parties may also access a webcast of quarterly earnings conference calls and other financial events through our website at investor.nordstrom.com.

Nordstrom, Inc. and subsidiaries 11

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
For printed versions of these items or any other inquiries, please contact:

Nordstrom Investor Relations
1617 Sixth Avenue
Seattle, Washington 98101
InvRelations@Nordstrom.com
Item 1A. Risk Factors.
Our business faces many risks. We believe the risks described below outline the items of most concern to us. In evaluating our Company, you should carefully consider the following factors, in addition to the other information in this 2022 Annual Report. Before you buy our common stock or invest in our debt, you should know that making such an investment involves risks including, but not limited to, the risks described below. Any one of the following risks could harm our business, financial condition, results of operations or reputation, each of which could cause our stock price to decline or a default on our debt payments, and you may lose all or a part of your investment. Additional risks, trends and uncertainties not presently known to us or that we currently believe are immaterial may also harm our business, financial condition, results of operations or reputation.
STRATEGIC AND OPERATIONAL RISKS
If we are unable to successfully execute our customer strategy or evolve our business model, it could negatively impact our business and future profitability and growth.
Our market strategy, Closer to You, is a powerful enabler for the business, allowing us to better serve customers and provide greater access to product by leveraging all of our assets of people, product and place at the market level. As our business evolves, we continue to scale our market strategy and focus on better serving our customers through three priorities with significant potential for growth: improving Nordstrom Rack performance, winning in our most important markets and leveraging our digital capabilities. Our Closer to You strategy focuses on our customers by providing a differentiated and seamless experience in a digital world by bringing all of our assets together in each market to serve customers when, where and how they want to shop. We aim to balance our assortment, increase the breadth of selection and continue to leverage our digital and physical assets to increase selection and improve profitability in our Nordstrom Rack banner. As a digital-first business, we are well positioned to support our customers with a scalable platform that has been built to support continued growth. We are expanding our inventory flexibility through unowned inventory models, including strategic brands, wholesale, vertical brands, concession, dropship and other strategies. Additionally, we are scaling our NMN, which allows our brand partners to directly connect with our customers through on and off-site media campaigns to drive traffic, sales and engagement.
Our focus on the customer requires us to build new supply chain capabilities and enhance existing ones, develop applications for electronic devices, improve customer-facing technology, deliver purchased products timely, enhance inventory management systems and allow greater and more fluid inventory availability between digital and retail locations through our Closer to You strategy. In addition, these strategies will require further expansion of and reliance on data science and analytics. This business model has a highly variable cost structure driven by our Supply Chain Network and marketing costs and will continue to require investments in cross-channel operations and supporting technologies. There are also inherent risks associated with the investment in new technologies, and such operational and supporting technologies can be subject to failure, disruption or unavailability and increased vulnerability to cyberattacks and other cyber incidents.
If we do not successfully implement our customer strategy, including thoroughly understanding and delivering on our customer needs and wants, effectively integrating our digital operations and stores and scaling our Closer to You strategy, strengthening our brand awareness, expanding our supply chain initiatives and efficiently getting product to our customers, we may fall short of our customers’ expectations, which would impact our brand, reputation, profitability and growth. Also, if customers shift to digital channels at a different pace than we anticipate, we may need to quickly modify our digital and store or Nordstrom and Nordstrom Rack initiatives and investments. If we do not have or devote the resources necessary to execute upon these strategies, our business could be negatively impacted.

Our business could suffer if we do not appropriately assess and react to competitive market forces and changes in customer behavior.
The retail environment is rapidly evolving. Customer shopping preferences continue to shift, including increasing expectations for faster delivery of product. In addition, the retail environment is under significant pressure from non-traditional retailers, including the emergence of rental and recommerce companies. We regularly compete with other international, national, regional and local retailers, including internet-based businesses, omni-channel department stores, specialty stores, off-price stores and boutiques, which may carry similar lines of merchandise. Digital channels continue to facilitate comparison shopping, intensifying competition in the retail market, and marketing digitally is controlled by a few key platforms. If we fail to adequately anticipate or respond to customer behavior and expectations, or changing market dynamics, we may lose market share or our ability to remain competitive, causing our sales and profitability to suffer. If the efficiency and allocation of loyalty marketing, advertising and promotional campaigns that attract customers through various programs and media, including digital media and print, is unsuccessful in influencing consumer behavior in our digital channels and stores, or if our competitors are more effective with their programs than we are, our growth and profitability could suffer. We also may not gather accurate and relevant data or effectively utilize that data, which may impact our strategic planning, marketing and loyalty programs and our overall decision making.
Our customer relationships and sales may be negatively impacted if we do not anticipate and respond to consumer preferences and fashion trends or manage inventory levels appropriately.
Our ability to predict or respond to constantly changing fashion trends, demographics, consumer preferences and spending patterns significantly impacts our sales and operating results. We must effectively manage our merchandise mix to curate an assortment that offers newness and greater selection at various price points. Some merchandise may take several months from the time we place a purchase order to the time it is received, and our ability to accelerate or modify that timeline or purchase order contents may be limited. If we do not identify and respond to emerging trends in consumer spending and preferences quickly enough, identify the right partners that align with our customer strategy, broaden or expand our category offering fast enough or in the right areas or develop, evolve and retain our team’s talent, mindset and technical skills to support changing operating models, we may harm our ability to retain our existing customers or attract new customers. We also store a certain level of pack-and-hold inventory to deploy in periods with high demand, tight supply or system constraints. As a result, we are vulnerable to shifts in consumer demand and misjudgments in the assortment and timing of merchandise purchases which may impact our ability to sell through this inventory in future periods. Ensuring we optimize our inventory and improve the planning and management of inventory through use of data and analytics is critical to serving the customer, driving growth and maximizing profitability. If we purchase too much inventory, we may be forced to sell our merchandise at lower average margins by taking significant markdowns, which could harm our business. Conversely, if we fail to purchase enough merchandise, or inventory does not arrive fast enough or as expected, we may lose opportunities for additional sales and potentially harm relationships with our customers.
Any inability to mitigate global labor and merchandise pricing pressures or disruptions may negatively impact our profitability.
Our profitability depends in part on our ability to anticipate and react to operating volatility, including the cost and availability of labor and merchandise. Increases in product and/or delivery costs, including changes in the price of raw materials to us and our vendors that are directly or indirectly related to the production and distribution of our products or increases in energy, labor or fuel and transportation costs, may translate to higher sales prices, which may then impact customer demand. In the near term, we are focused on improving our internal network and processes by diversifying our carrier capacity, gaining better end-to-end visibility of inventory and increasing velocity and throughput in our Supply Chain Network. If we are unable to respond effectively to ongoing pricing pressures or labor shortages, or offset such costs, there could be a material adverse impact on our business and financial results.
Our employees are key to supporting our business and operations effectively, and increased labor costs put pressure on our operating expenses. When wage rates or benefit levels increase in particular markets, increasing our wages or benefits has negatively impacted and may continue to negatively impact our earnings. Conversely, failing to offer competitive wages or benefits could adversely affect our ability to attract or retain sufficient or quality employees, causing increased turnover and our customer service to suffer. Excessive turnover may result in higher costs associated with finding, hiring and training new employees.
Any impediment to our inventory optimization may impact our ability to drive growth and meet customer demand, affecting future results and profitability. Shortages in certain materials and increasing pricing pressures in the highly competitive retail environment have contributed, and may in the future continue to contribute, to fluctuations in the quality, availability and price of our merchandise. The availability of raw materials to the U.S. may hinder our ability to meet customer demand. Vendors and other suppliers of the Company may experience similar fluctuations or restrictions, which may subject us to the effects of their price increases. Additionally, if we do not gather complete, accurate and timely competitive pricing data, or adequately utilize this data to implement an effective pricing strategy, our ability to successfully compete could be negatively impacted, causing our sales, profitability and results of operations to suffer.

Nordstrom, Inc. and subsidiaries 13

Improvements to our Supply Chain Network, inventory, buying, vendor payment and accounting processes and systems could adversely affect our business if not successfully executed.
Our business depends on accuracy throughout our product flow process. We are making investments to streamline and standardize our Supply Chain Network, inventory, buying, vendor payments and accounting capabilities through changes in technology, methodologies and processes. If we encounter challenges associated with change management, inventory integrity and implementation of associated information technology or adoption of new processes, features or capabilities, our ability to continue to successfully execute or evolve our strategy with changes in the retail environment could be adversely affected. Or, if we are unable to maintain accurate, reliable and effective inventory tracking systems, which are critical to our integrated omni-channel business strategy, it may adversely impact our sales and profitability and may result in canceled orders and increased costs relative to our current expectations.
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
Additionally, our success depends on the talents and abilities of our workforce in all areas of our business, especially personnel that can adapt to complexities and grow their skillset across the changing environment. Our ability to successfully execute our customer strategy depends on attracting, developing and retaining qualified talent with diverse sets of skills, especially functional and technology specialists that directly support our strategies. We have a large workforce, and our ability to meet our labor needs is subject to various external factors such as regional minimum wage and benefits requirements, market pressures, prevailing wage rates, benefit mix, unemployment levels, changing demographics, economic conditions and a dynamic regulatory environment.
We have experienced, and may continue to experience, increased employee attrition due to an intense competition for talent, a competitive wage environment and labor shortages. In the Seattle metropolitan area, where our corporate headquarters are located, we regularly compete for talent with many larger technology-focused companies, which may increase market compensation, especially for certain employee groups. If we are unable to sustain employee satisfaction or offer competitive compensation and benefits, appropriate training and development or a compelling work environment, our culture may be adversely affected, our reputation may be damaged and we may incur costs related to turnover.
Our program agreement with TD, or changes to that agreement, could adversely impact our business.
The program agreement with TD was consummated on terms that allow us to maintain customer-facing activities, while TD facilitates issuance of Nordstrom-branded payment methods and provides payment processing services. If we fail to meet certain service levels, TD has the right to assume certain individual servicing functions including managing accounts and collection activities. If we lose control of such activities and functions, if we do not successfully respond to potential risks and appropriately manage potential costs associated with the program agreement with TD or if these transactions negatively impact the customer service associated with our cards, resulting in harm to our business reputation and competitive position, our operations, cash flows and earnings could be adversely affected. If, upon expiration of our current program agreement in 2026, a new contract has less favorable terms, our results could be negatively impacted. If TD became unwilling or unable to provide these services or if there are changes to the risk management policies implemented under our program agreement with TD, our results may be negatively impacted. If we lose control over certain servicing functions and TD is unable to successfully manage accounts and collection activities, it may heighten the risk of credit losses.
DATA, CYBERSECURITY AND INFORMATION TECHNOLOGY RISKS
Even if we take appropriate measures to safeguard our information, network and environment from security breaches, our customers, employees and business could still be exposed to risk.
We and third-party providers access, collect, store and transmit sensitive and confidential Company, customer and employee data and information, including consumer preferences and credit card information, all of which are subject to demanding and continuously evolving privacy and security laws and regulations. A number of jurisdictions where we do business have enacted or are considering new privacy and data protection laws which impact our responsibilities with respect to this data, including California, Virginia, Colorado, Connecticut and Utah. In addition, the substantial majority of our corporate employees working remotely has resulted in increased demand on our information technology infrastructure, which can be subject to failure, disruption or unavailability, and has increased vulnerability to cyberattacks and other cyber incidents.
We have taken measures to help prevent a breach of our information security and comply with cybersecurity and privacy requirements by implementing safeguards and procedures designed to protect the security, confidentiality and integrity of such information. In addition, we have strengthened our contracts to require, where possible, our third-party providers to implement administrative, physical and technical safeguards and procedures aligned to industry best practices. Like many companies with an ecommerce presence, we, as well as several of our vendors, have suffered breaches of our cybersecurity in the past and are at risk for such breaches in the future.

Despite the fact that we have implemented measures to prevent intentional or inadvertent information security breaches and requested our third-party providers to do the same, these measures cannot completely eliminate cybersecurity risk. Security breaches and cyber incidents, whether at our Company, our third-party providers or other retailers, could expose us to loss, unauthorized release of customer, employee or Company confidential information, litigation, investigation, regulatory enforcement action, penalties and fines, orders to stop any alleged noncompliant activity, information technology system failures or network disruptions, increased cyber-protection and remediation costs, financial losses, potential liability, or loss of customers’, employees’ or third-party providers’ trust and business, any of which could adversely impact our reputation, competitiveness and financial performance. Concerns about our data management practices, including the collection, use, retention, security or disclosure of personal information or other privacy-related matters, even if unfounded, could subject the Company to regulatory inquiries and damage our reputation, adversely affecting our operating results.
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
There is also increased focus from both internal and external stakeholders on corporate social responsibility and sustainability matters. If we do not, or are perceived not to, act responsibly with respect to our practices and initiatives, meet any communicated targets, goals or milestones or lack transparency with our initiatives, our reputation could be damaged. We may also incur additional costs as we invest in new ways to operate to better support our communities and the customer or to report our outcomes and results.
In addition, the long-term reputational impact of winding down business operations in Canada to our customers, employees, vendors and third-party partners and landlords is unknown, and we may need to take actions that could increase our expenses and adversely affect the results of our operations.

Nordstrom, Inc. and subsidiaries 15

Our business depends on third parties for the production, supply and delivery of goods, and a disruption could result in lost sales or increased costs.
Timely receipts of quality merchandise from third parties is critical to our business. Our process to identify qualified vendors and access quality products in an efficient manner on acceptable terms and cost can be complex. Vendors and factors may also be subject to credit capacity limits that restrict shipments. In addition, we rely on a limited number of carriers to deliver our product to customers. Ongoing disruptions in the global supply chain, including factory closures, transportation challenges, rising freight expenses, violations of law or global standards with respect to human rights, quality and safety by any of our importers, manufacturers or distributors, or parties upstream within their respective supply chains, could result in delays in shipments and receipt of goods or damage our reputation. These third parties may experience supply chain or port disruptions, stoppages of certain imports or other difficulties due to economic, business, political, environmental or epidemic conditions, or may shift their business models away from prior practice, any of which could negatively impact our inventory levels, delivery timelines and ability to meet customer demand. Additionally, the countries in which merchandise is manufactured could become subject to new trade restrictions, including increased taxation on imported goods, customs restrictions, tariffs or quotas. Such violations, disruptions or changes could have a material adverse effect on our business, results of operations and liquidity.
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
The decision to wind down business operations in Canada may negatively impact our relationships with vendors that also supply our U.S. operations in a way that might cause less favorable terms and increased costs, result in less timely and efficient deliveries or impact their ability to sell to us.
Distribution and marketing of, and access to, our products depends on a variety of third-party publishers and platforms. If these third parties limit, prohibit or otherwise interfere with or change the terms of the distribution, use or marketing of our products, it could adversely affect our results of operations.
We market our brands and distribute our products through a variety of third-party publisher and platform channels. Our ability to market on any given platform or channel is subject to the policies of that party. We are dependent on the interoperability of our products with popular mobile operating systems, such as Android or iOS, websites, networks, technologies, products and standards that we do not control. Additionally, mobile operating systems and websites have identifiers within their platforms that advertisers use to deliver personalized and targeted advertising, requiring users to “opt-in.”
Changes in our relationships with mobile operating system partners, websites or mobile carriers, or in their terms of service, could reduce or eliminate our ability to update or distribute our products on these platforms. Any changes, bugs or technical issues in such systems or websites may limit our ability to deliver, target or measure the effectiveness of ads. There is no guarantee that popular platforms will continue to feature our products, or that mobile device users will continue to use our products rather than competing products. If we do not pick the platforms relevant to our customers, if the platforms give preferential treatment to competitors, limit our ability to deliver, target or measure the effectiveness of ads or if there is a sudden shift in platform preference, our ability to market our brand effectively could be negatively impacted. Furthermore, to the extent that users choose not to “opt-in” for advertiser access to customer tracking, our ability to deliver, target or measure the effectiveness of ads or drive usage on our apps is limited.
The concentration of stock ownership in a small number of our shareholders may limit a shareholder’s ability to influence corporate matters and impact the price of our shares.
We have regularly reported in our annual proxy statements the holdings of members of the Nordstrom family, including Bruce A. Nordstrom, our former Co-President and Chairman of the Board, his sister Anne E. Gittinger and certain members of the Nordstrom family within our Executive Team. As of March 10, 2023, these individuals beneficially owned an aggregate of approximately 30% of our common stock. As a result, either individually or acting together, they may be able to exercise considerable influence over matters requiring shareholder approval, including the election of directors or other matters impacting our management or corporate governance. In addition, as reported in our periodic filings, our Board of Directors has from time to time authorized share repurchases. While these repurchases may be partially offset by share issuances under our equity incentive plans and as consideration for acquisitions, the repurchases may nevertheless have the effect of increasing the overall percentage interest held by these shareholders.

In September 2022, our Board of Directors adopted a limited-duration shareholder rights agreement. The Rights Plan would cause substantial dilution to the ownership of any person or group that acquires 10% or more of the outstanding shares of our common stock, subject to certain exceptions in the plan (including that the ownership of Bruce A. Nordstrom, Anne E. Gittinger and certain other members of the Nordstrom family as of the date of the Rights Plan’s adoption is grandfathered under the plan). By effectively preventing a shareholder or group of shareholders other than the Nordstrom family from acquiring 10% or more of our common stock, the Rights Plan may ensure that the Nordstrom family retains its concentration of ownership relative to other shareholders.
The corporate law of the State of Washington, where we are incorporated, provides that approval of a merger or similar significant corporate transaction requires the affirmative vote of two-thirds of a company’s outstanding shares. The interests of the Nordstrom family shareholders may differ from the interest of our shareholders as a whole. The beneficial ownership of the Nordstrom family shareholders may have the effect of discouraging offers to acquire us, delaying or otherwise preventing a significant corporate transaction because the consummation of any such transaction would likely require their approval. As a result of these factors, the market price of our common stock may be affected.
INVESTMENT AND CAPITAL RISKS
If we fail to appropriately manage our capital, we may negatively impact our operations and shareholder return.
We utilize working capital to finance our operations, pay for capital expenditures, acquisitions and investments, manage our debt levels and return value to our shareholders through dividends and share repurchases. Sufficient cash and liquidity are necessary to fund our business. Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict access to a potential source of liquidity. A deterioration in our capital structure or the quality and stability of our earnings could result in noncompliance with our debt covenants or a downgrade of our credit rating, constraining the financing available to us or limiting our ability to issue dividends or repurchase shares. In 2022, Fitch Ratings downgraded certain of our debt and other credit ratings. These downgrades, and any future reductions in our credit ratings, could result in restricted access to financing and increased borrowing costs and could adversely impact our operations and financial condition. In addition, if we do not properly allocate our capital to maximize returns or we do not maintain financial flexibility, our operations, cash flows and returns to shareholders could be adversely affected.
Owning and leasing real estate exposes us to possible liabilities and losses.
We own or lease the land, buildings and equipment for all of our Supply Chain Network facilities, stores and corporate locations and are therefore subject to all of the risks associated with owning and leasing real estate. In particular, the value of the assets could decrease, their operating costs could increase or facilities or stores may not be opened as planned due to changes in the real estate market, demographic trends, site competition, dependence on third-party performance or overall economic environment or may be constrained as a result of the COVID-19 pandemic. We are also potentially subject to liability for environmental conditions, exit costs associated with disposal of a store and commitments to pay base rent for the entire lease term or operate a store for the duration of an operating covenant. In addition, the invalidity of, or default or termination under, any of our leases may accelerate required cash payments or interfere with our ability to use and operate all or a portion of certain of our facilities, which may have an adverse impact on our operations and results.
The investment in existing and new locations may not achieve our expected returns, such as our investment in the Canada business which ultimately did not achieve our expectations.
The locations of our Supply Chain Network facilities and existing stores, planned store openings and relocations are assessed based upon desirability, demographics and retail environment. In particular, we have expanded our Closer to You strategy, where we leverage and connect our digital and physical assets within discrete geographic markets to seamlessly serve our customers within those markets and create synergies between our digital assets, Supply Chain Network and stores. We must equip our locations with the proper processes, technology and tools for timely and accurate fulfillment and inventory replenishment. This involves certain risks, including properly balancing our capital investments between fulfillment capabilities, technology, digital channels, new stores, relocations and remodels, assessing the suitability of locations in new domestic and international markets and constructing, furnishing and supplying a facility or store in a timely and cost-effective manner, which may be affected by the actions of third parties, including but not limited to private entities and local, state or federal regulatory agencies.
Customers’ expectations regarding speed of delivery are evolving. If we do not effectively integrate our digital and physical assets as part of our Closer to You strategy, or select locations to optimize our Closer to You strategy, we could incur significantly higher costs and shipping times that do not meet customer expectations, which in turn could have a material adverse effect on our business. Particularly in light of the changing trends between digital and brick-and-mortar shopping channels, sales through our digital channels or at our stores may not meet projections, which could adversely affect our return on investment. If we do not properly allocate capital expenditures between locations, timely complete construction projects associated with Supply Chain Network facilities and new, relocated and remodeled stores or properly maintain any of our properties, customer expectations may not be met, we may lose sales and may incur additional expenses.

Nordstrom, Inc. and subsidiaries 17

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
A downturn in economic conditions, currency fluctuations, inflation, increased unemployment and bankruptcy rates, changes in fiscal stimulus and other external market factors have had and could have a significant adverse effect on our business and stock price.
During economic downturns or inflationary periods, including those resulting from the impacts of COVID-19, fewer customers may shop as these purchases may be seen as discretionary, and those who do shop may limit the amount of their purchases. Any reduced demand or changes in customer purchasing behavior may lead to lower sales, higher markdowns and an overly promotional environment or increased marketing and promotional spending.
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
Revenues earned under our program agreement with TD are indirectly subject to economic and market conditions that are beyond our control, including, but not limited to, interest rates, consumer credit availability, demand for credit, consumer debt levels, payment patterns, delinquency rates, frequency of fee waivers, frequency or volume of governmental stimulus, personal bankruptcy rates, employment trends, laws and other factors. Additionally, changes in net sales partially translate to program agreement revenues. Changes in economic, market or regulatory conditions, customer behavior or our mix of sales and program agreement revenues could impact our revenues and profitability.
Our business and operations could be materially and adversely affected by severe weather patterns, climate change, natural disasters, widespread pandemics, epidemics, civil unrest and other natural or man-made economic, political or environmental disruptions.
Disruptions, and government responses, could cause, among other things, decreases in consumer spending that could negatively impact our sales, declines in traffic in urban centers, staffing shortages in our Supply Chain Network facilities, stores or corporate offices, interruptions in the flow of merchandise to our stores, disruptions in the operations of our merchandise vendors or property developers, increased costs and a negative impact on our reputation and long-term growth plans, which could vary based on the length and severity of the disruption. We have a significant amount of our total sales, stores and square footage on the west coast of the United States, particularly in California, where we have experienced earthquakes, wildfires and power outages and shortages that increase our exposure to any market-disrupting conditions in this region.

LEGAL AND REGULATORY RISKS
We are subject to certain laws, litigation, regulatory matters and ethical standards, and compliance or failure to comply with or adequately address developments as they arise could adversely affect our reputation and operations.
Our policies, procedures and practices and the technology we implement are intended to comply with applicable federal, state, local and foreign laws, tariffs, rules and regulations, as well as responsible business, social and environmental practices, all of which may change from time to time. Our and our vendors’ compliance with these requirements and/or changes to them may cause our business to be adversely impacted, or even limit or restrict the activities of our business. In addition, if we fail to comply with applicable laws and regulations or implement responsible business, social, environmental and supply chain practices, we could be subject to damage to our reputation, class action lawsuits, regulatory investigations, legal and settlement costs, charges and payments, civil and criminal liability, increased cost of regulatory compliance, losing our ability to offer or accept credit and debit card payments from our customers, restatements of our financial statements, disruption of our business and loss of customers. New and emerging privacy and data protection laws may increase compliance expenses and limit business opportunities and strategic initiatives, including customer engagement. Any required changes to our employment practices could result in the loss of employees, reduced sales, increased employment costs, low employee morale and harm to our business and results of operations. In addition, political and economic factors could lead to unfavorable changes in federal, state and foreign tax laws, which may affect our tax assets or liabilities and adversely affect our results of operations. We are also regularly involved in various litigation matters that arise in the ordinary course of business. Litigation or regulatory developments could adversely affect our business and financial condition.
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
If Nordstrom Canada is unable to make a fair and orderly wind-down of its business operations, or if our existing reserves are not adequate to cover our ultimate liability, our financial condition and results of operations could be adversely affected.
On March 2, 2023, we announced the decision to discontinue support for Nordstrom Canada’s operations. Accordingly, Nordstrom Canada has commenced a wind-down of its business operations, obtaining an Initial Order from the Ontario Superior Court of Justice under the CCAA on March 2, 2023 to facilitate the wind-down in an orderly fashion. Nordstrom Canada intends to wind down its Nordstrom and Nordstrom Rack stores across Canada, with the help of a third-party liquidator, and its Canadian ecommerce platform. The ecommerce platform ceased operations on March 2, 2023. The in-store wind-down is anticipated to be completed by late June 2023. We expect to incur pre-tax charges of approximately $300 to $350 related to the wind-down in the first quarter of 2023, driven primarily by the write-down of our investment in Nordstrom Canada. Given the early stage of the exit activities, our estimates of losses are based on currently available information and our assessment of the validity of certain claims. These estimates may change as new information becomes available. Our reserves relating to these matters may not be adequate to cover our ultimate liability and amounts beyond our reserves could have a material adverse effect on our financial condition and results of operations. In addition, we may suffer other losses for which we have not established reserves, although we believe that possibility is not probable. If Nordstrom Canada is unable to effectively and efficiently execute the wind-down of business operations, we may incur additional costs and cash outflows.
COVID-19 RISKS
The COVID-19 global pandemic may continue to have an effect on our business and results of operations.
The COVID-19 pandemic continues to have unpredictable impacts on workforces, customers, consumer sentiment, economies, financial markets and business practices. The direct effects of COVID-19 and associated consumer and governmental responses have had, and may continue to have, a material adverse impact on global economic conditions and our business, results of operations and financial condition.
STRATEGIC AND OPERATIONAL
We, as well as our vendors and third-party service providers, may continue to experience operational effects due to supply chain disruptions, labor shortages, social distancing restrictions and the need to adapt to ever-changing government-imposed restrictions, regulatory requirements, operating procedures and protocols. We are unable to accurately predict the full impact COVID-19 will have on our longer-term operations, particularly with respect to our current mix of merchandise offerings, shifts in product and channel preferences, store traffic and digital demand trends, employment relations and corporate culture.

Nordstrom, Inc. and subsidiaries 19

In addition, the operations, supply chain and financial condition of many of our vendors may continue to be affected by COVID-19, including difficulty sourcing products and labor or obtaining the financing necessary to manufacture the products they sell to us. As a result, any business disruption may impact our ability to timely acquire the products we sell to our customers. To the extent our vendors may be unable to produce, sell or ship products to us or our customers, our business may be negatively impacted.
ECONOMIC AND EXTERNAL
We may be negatively impacted by any deterioration in economic conditions caused by a resurgence of COVID-19 and the impact of that deterioration on discretionary consumer spending and changes in consumer behavior. We are unable to accurately predict the full impact that COVID-19 will have on the global economy and on our employees, vendors, suppliers and customers going forward due to uncertainties, including the currently unknowable duration and spread of COVID-19, actions taken to limit the spread, the public’s willingness to comply with such actions and the impact of any governmental regulations imposed in response to the pandemic.
To the extent the COVID-19 pandemic and its associated economic challenges adversely affects our business and financial results, it may also have the effect of heightening many of the other risks previously described.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
(Square footage amounts in thousands)
The following table summarizes the Supply Chain Network and retail locations we own or lease and the total square footage by category as of January 28, 2023:

	Number of locations
	Supply Chain Network	Nordstrom	Nordstrom Rack	Total square footage
Leased buildings on leased land	2	34	242	14,837
Owned buildings on leased land	—	55	—	10,062
Owned buildings on owned land	8	24	1	8,250
Partly owned and partly leased	—	2	—	544
Total	10	115	243	33,693
The following table summarizes our Supply Chain Network and retail store count and square footage activity:

	Count		Square footage
Fiscal year	2022	2021	2022	2021
Total, beginning of year	367	369	33,982	34,080
Openings[1]:
Nordstrom	1	—	—	—
Nordstrom Rack	2	1	55	29
Closures[1]	(2)	(3)	(344)	(127)
Total, end of year	368	367	33,693	33,982
1 Square footage includes adjustments due to relocations, remodels or changes in lease-term square footage.

The following table lists our Supply Chain Network and retail store count and square footage by state/province as of January 28, 2023:

	Supply Chain Network		Nordstrom		Nordstrom Rack		Total
	Count	Square Footage	Count	Square Footage	Count	Square Footage	Count	Square Footage
U.S.
Alabama	—	—	—	—	1	35	1	35
Alaska	—	—	—	—	1	35	1	35
Arizona	—	—	1	235	10	337	11	572
California	4	2,571	29	4,051	55	2,009	88	8,631
Colorado	—	—	2	387	7	239	9	626
Connecticut	—	—	2	341	1	36	3	377
Delaware	—	—	1	127	1	32	2	159
Florida	1	221	6	1,031	16	534	23	1,786
Georgia	—	—	2	383	4	154	6	537
Hawaii	—	—	1	195	2	78	3	273
Idaho	—	—	—	—	1	37	1	37
Illinois	—	—	4	947	16	594	20	1,541
Indiana	—	—	1	134	2	60	3	194
Iowa	2	1,529	—	—	1	35	3	1,564
Kansas	—	—	1	219	1	35	2	254
Kentucky	—	—	—	—	1	33	1	33
Louisiana	—	—	—	—	3	90	3	90
Maine	—	—	—	—	1	30	1	30
Maryland	1	451	3	603	6	219	10	1,273
Massachusetts	—	—	4	595	7	266	11	861
Michigan	—	—	2	430	5	178	7	608
Minnesota	—	—	2	380	4	134	6	514
Missouri	—	—	2	342	2	69	4	411
Nevada	—	—	1	207	3	101	4	308
New Jersey	—	—	4	817	8	284	12	1,101
New Mexico	—	—	—	—	1	34	1	34
New York	—	—	5	838	11	394	16	1,232
North Carolina	—	—	2	300	2	74	4	374
Ohio	—	—	3	549	6	224	9	773
Oklahoma	—	—	—	—	2	67	2	67
Oregon	1	374	2	363	6	218	9	955
Pennsylvania	1	976	2	381	7	240	10	1,597
Rhode Island	—	—	—	—	1	38	1	38
South Carolina	—	—	—	—	3	101	3	101
Tennessee	—	—	1	145	2	69	3	214
Texas	—	—	8	1,413	18	613	26	2,026
Utah	—	—	2	277	4	130	6	407
Virginia	—	—	2	452	7	268	9	720
Washington	—	—	6	1,270	10	383	16	1,653
Washington D.C.	—	—	—	—	2	66	2	66
Wisconsin	—	—	1	150	2	67	3	217
Canada
Alberta	—	—	3	208	—	—	3	208
British Columbia	—	—	2	262	—	—	2	262
Ontario	—	—	8	899	—	—	8	899
Total	10	6,122	115	18,931	243	8,640	368	33,693
Our headquarters are located in Seattle, Washington, where our offices consist of both leased and owned space. On March 2, 2023, Nordstrom Canada commenced a wind-down of its business operations (see Note 15: Subsequent Events in Item 8 for more information).
As of March 10, 2023, we have announced 18 Nordstrom Rack store openings and one Nordstrom Rack store relocation in 2023 and one Nordstrom Rack store opening in 2024.

Nordstrom, Inc. and subsidiaries 21

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
On March 2, 2023, Nordstrom Canada commenced a wind-down of its business operations. Nordstrom Canada entities obtained an Initial Order from the Ontario Superior Court of Justice under the CCAA to facilitate the wind-down in an orderly fashion. See Note 15: Subsequent Events in Item 8 for more information.
As of the date of this report, we do not believe any other currently identified claim, proceeding or litigation, either alone or in the aggregate, will have a material impact on our results of operations, financial position or cash flows. Since these matters are subject to inherent uncertainties, our view of them may change in the future.
Item 4. Mine Safety Disclosures.
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
(Dollar and share amounts in millions, except per share amounts and where noted otherwise)
MARKET AND SHAREHOLDER INFORMATION
Our common stock, without par value, is traded on the NYSE under the symbol “JWN.” The approximate number of record holders of common stock as of March 6, 2023 was 4,532. On this date, we had 160,151,038 shares of common stock outstanding.
DIVIDENDS
The following table summarizes our historical dividends declared and paid per share:

Fiscal year	2022	2021[1]
1st Quarter	$0.19	$—
2nd Quarter	0.19	—
3rd Quarter	0.19	—
4th Quarter	0.19	—
Full Year	$0.76	$—
1 On March 23, 2020, in response to uncertainty from the COVID-19 pandemic, we announced the suspension of our quarterly dividend payments beginning in the second quarter of 2020. Payments were reinstated in the first quarter of 2022.
Any future determination to pay cash dividends and the amount of dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, operating results, capital requirements, contractual commitments and such other factors as the Board of Directors deems relevant (see Note 10: Shareholders’ Equity in Item 8).
SHARE REPURCHASES
The following is a summary of our fourth quarter share repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 2022 (October 30, 2022 to November 26, 2022)	0.01	$21.76	0.01	$447
December 2022 (November 27, 2022 to December 31, 2022)	0.3	$17.80	0.3	$442
January 2023 (January 1, 2023 to January 28, 2023)	0.2	$17.35	0.2	$438
Total	0.5	$17.72	0.5
See Note 10: Shareholders’ Equity in Item 8 for more information about our August 2018 and May 2022 share repurchase programs. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to the discretion of the Board of Directors, contractual commitments, market and economic conditions and applicable SEC rules.

Nordstrom, Inc. and subsidiaries 23

STOCK PRICE PERFORMANCE
The following graph compares the cumulative total return of Nordstrom common stock, Standard & Poor’s Retail Index (“S&P Retail”), Standard & Poor’s 500 Index (“S&P 500”) and Nordstrom’s peer group for each of the last five fiscal years ended January 28, 2023. The Retail Index is composed of 21 retail companies representing an industry group of the S&P 500. Our peer group is consistent with the retail peer group that we include in the Compensation Discussion and Analysis section of our Proxy Statement for our 2023 Annual Meeting of Shareholders and is weighted by the market capitalization of each component. The following graph assumes an initial investment of $100 each in Nordstrom common stock, S&P Retail, S&P 500 and Nordstrom’s peer group on February 3, 2018 and assumes reinvestment of dividends.

End of fiscal year[1]	2017	2018	2019	2020	2021	2022
Nordstrom common stock	$100	$97	$83	$81	$50	$44
S&P Retail	$100	$108	$129	$183	$189	$152
S&P 500	$100	$100	$121	$141	$168	$154
Nordstrom’s peer group	$100	$116	$121	$136	$146	$154
1 Dollar amounts are in ones.

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions, except per share amounts and where noted otherwise)
The following MD&A provides a narrative of our financial performance and is intended to promote understanding of our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, Item 8: Financial Statements and Supplementary Data and generally discusses the results of operations for fiscal year 2022 compared with 2021. For our comparison and discussion of 2021 and 2020, see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2021 Annual Report. For our discussion of market risk information for 2021, see Item 7A: Quantitative and Qualitative Disclosures About Market Risk in Part II of our 2021 Annual Report. The following discussion and analysis contains forward-looking statements and should also be read in conjunction with Item 1A: Risk Factors in Part I as well as other cautionary statements and risks described elsewhere in this 2022 Annual Report, before deciding to purchase, hold or sell shares of our common stock.

Overview	26
Results of Operations	27
Liquidity	32
Capital Resources	35
Critical Accounting Estimates	36
Recent Accounting Pronouncements	38

Nordstrom, Inc. and subsidiaries 25

OVERVIEW
In 2022, we delivered a 5% increase in total Company net sales despite challenging macroeconomic conditions. For the year, net earnings were $245 and $1.51 per diluted share. Excluding a gain on the sale of our interest in a corporate office building, Trunk Club wind-down costs and a supply chain technology and related asset impairment charge, adjusted EBIT was $5021, Adjusted EBIT margin was 3.3%1 and adjusted EPS was $1.691. Customer demand decelerated beginning in late June and this trend continued through the holiday season, and while these pressures impacted all customer segments, they were more pronounced in customers with lower income profiles. We took action to navigate the macroeconomic uncertainty and position our business for success. This included managing expenses to align with sales expectations, optimizing product mix and clearing through excess inventory. While this strategy required more markdowns than we had initially planned in 2022, we exited the year with inventory levels down 15% and are positioned for greater agility amidst continuing macroeconomic uncertainty.
While we navigate this ever-shifting landscape, we remain committed to our long-term strategic and financial goals. We also continue building capabilities to better serve customers and deliver increased profitability, with a focus on improving Nordstrom Rack performance, winning in our most important markets and leveraging our digital capabilities. We have a loyal customer base and acquired approximately 10 million new customers and 2.5 million new Nordy Club members in 2022. In 2023, we will build on these successes through three priorities: improving Nordstrom Rack performance, increasing our inventory productivity and optimizing our supply chain.
Nordstrom Rack – We are committed to delivering profitable growth while improving the customer experience through three key initiatives.
First is our continued focus on increasing our supply of premium brands at Nordstrom Rack. We cleared out older and unproductive inventory in the fourth quarter, which gives us greater flexibility to improve our merchandise assortment as we enter 2023. We are prioritizing 100 nationally recognized strategic brands that help us drive sales and grow market share. We are dedicated to having great brands at great prices at each of our locations, and these brands are a differentiator for the Rack as many are not widely available in the off-price space. These brands accounted for half of Rack sales in 2022 and they make up 60% of our on-order for the first half of 2023. By increasing our inventory turnover at the Rack, we can increase the flow of these great brands, give customers newness each time they visit and increase customer engagement.
Second is expanding our reach and convenience for customers through opening new Rack stores. Rack stores are our largest source of new customer acquisition and we have an opportunity to attract more customers and drive profitable growth through a proven model. We opened two new Rack stores in 2022 and have announced plans to open 20 more.
Finally, we aim to drive greater engagement and higher profitability at NordstromRack.com. Our digital capabilities are unique in the off-price space, and we see opportunities to leverage our digital assets to increase engagement with Rack customers. We also continue to optimize our operational model to drive improved profitability. In the third quarter of 2022, we reduced Rack store-based order fulfillment and raised the minimum order amount to receive free ship-to-store delivery on NordstromRack.com. These actions reduced order cancellations, simplified Rack operations and improved profitability, but negatively impacted topline growth at the Rack.
Inventory Productivity – Better inventory discipline across our operations provides customers with relevant and new assortments from the world’s best brands. Supply chain disruptions and volatility over the past three years had a significant impact on our inventory management and outcomes. As supply chains have stabilized, we have a significant opportunity to improve our earnings and returns on invested capital through increased productivity from our merchandise inventory, which is our largest annual investment.
Supply Chain Optimization – We made significant progress on our supply chain initiatives in 2022, which drove improvement in the customer experience and profitability despite ongoing cost pressures. We made progress on optimizing unit flow, improved productivity in our distribution and fulfillment centers and increased delivery speed. In 2023, we expect to see further benefits from these and additional supply chain optimization actions.
Although there is continued macroeconomic uncertainty heading into 2023, our priorities, along with the capabilities we have built with our Closer to You strategy and digital assets, prepare us to manage short-term pressures. With our strong balance sheet and cash position, we also have the flexibility to respond to shifting demand. We are navigating short-term headwinds, while also continuing to build capabilities to better serve our customers, drive profitable growth and increase shareholder value.
1 Adjusted EBIT, Adjusted EBIT margin and Adjusted EPS are non-GAAP financial measures. For a reconciliation between GAAP and non-GAAP financial measures, see Adjusted EBIT, Adjusted EBITDA, Adjusted EBIT margin and Adjusted EPS (Non-GAAP financial measures) below.

RESULTS OF OPERATIONS
In our ongoing effort to enhance the customer experience, we are focused on providing a seamless retail experience across our Company. We invested early in integrating our operations, merchandising and technology across our stores and online in both our Nordstrom and Nordstrom Rack banners. By connecting our digital and physical assets across Nordstrom and Nordstrom Rack, we are able to better serve customers when, where and how they want to shop. We have one Retail reportable segment and analyze our results on a total company basis, using customer, market share, operational and net sales metrics.
We monitor a number of key operating metrics to evaluate our Company’s performance. In addition to net sales, net earnings (loss) and other results under GAAP, two other key operating metrics we use are GMV and inventory turnover rate.
•GMV: calculated as the total dollar value of items sold through our digital platforms and stores. GMV includes net sales from inventory we own, as well as the retail value of merchandise sold under our unowned inventory models with our vendors. We use GMV as an indicator of the scale and growth of our operations and the impact of our unowned inventory models.
•Inventory Turnover Rate: calculated as the trailing 4-quarter cost of sales and related buying and occupancy costs divided by the trailing 4-quarter average inventory. Inventory turnover rate is an indicator of our success in optimizing inventory volumes in accordance with customer demand.
Net Sales
The following table summarizes net sales:

Fiscal year	2022	2021
Nordstrom	$10,279	$9,640
Nordstrom Rack	4,813	4,762
Total net sales	$15,092	$14,402

Net sales increase:
Nordstrom	6.6%	37.8%
Nordstrom Rack	1.1%	41.7%
Total Company	4.8%	39.1%

Digital sales as a % of total net sales	38%	42%
Digital sales (decrease) increase	(6%)	7%

Nordstrom GMV increase	6.9%	39.6%
Total Company GMV increase	5.0%	40.3%
Total Company net sales and GMV increased for the full fiscal year compared with 2021. Our Anniversary Sale event increased 5.0% while holiday sales, in fiscal November and December, decreased 3.5%, when compared with the same periods in 2021. The top-performing merchandise categories were Men’s Apparel, Shoes and Women’s Apparel, compared with 2021. During the year, we opened two and closed one Nordstrom Rack stores and opened one ASOS | Nordstrom store.
Digital sales decreased compared with 2021. Eliminating store-based order fulfillment for Nordstrom Rack digital orders during the third quarter and sunsetting Trunk Club earlier in fiscal 2022 negatively impacted digital sales by approximately 300 basis points.
Nordstrom net sales and GMV increased compared with 2021, which reflected an increase in the average selling price per item sold, partially offset by a decrease in the number of items sold.
Nordstrom Rack net sales increased compared with 2021, which reflected an increase in the average selling price per item sold, partially offset by a decrease in the number of items sold.
See Note 2: Revenue in Item 8 for information about disaggregated revenues.
Credit Card Revenues, Net
Credit card revenues, net increased $51 compared with 2021, primarily as a result of higher finance charges due to larger outstanding balances.

Nordstrom, Inc. and subsidiaries 27

2023 Total Revenue Outlook
In fiscal 2023, which includes a 53rd week, we expect total revenue, including retail sales and credit card revenues, to decline 4% to 6% compared with fiscal 2022. Our outlook includes approximately 250 basis points of negative impact from the wind-down of business operations in Canada (see Note 15: Subsequent Events in Item 8 for more information) and approximately 130 basis points of positive impact from the 53rd week.
Gross Profit
The following table summarizes gross profit:

Fiscal year	2022	2021
Gross profit	$5,073	$5,058
Gross profit as a % of net sales	33.6%	35.1%
Inventory turnover rate	4.20	4.18
Gross profit increased $15, compared with 2021, primarily due to higher sales partially offset by higher markdowns. Gross profit decreased 150 basis points as a rate of net sales, compared with 2021, primarily due to higher markdown rates, especially in the second half of the year as we prioritized rightsizing inventory levels.
Ending inventory as of January 28, 2023 decreased 15%, compared with January 29, 2022, versus a 4% decrease in sales in the fourth quarter of 2022, compared with 2021. The decrease in inventory levels compared with 2021 is a result of our focus on rightsizing inventory levels in a highly promotional environment in the fourth quarter of 2022.
Selling, General and Administrative Expenses
SG&A is summarized in the following table:

Fiscal year	2022	2021
SG&A expenses	$5,046	$4,953
SG&A expenses as a % of net sales	33.4%	34.4%
SG&A increased $93 in 2022, compared with 2021, primarily due to variable expenses associated with higher sales and a supply chain technology and related asset impairment charge of $70, partially offset by supply chain expense efficiencies (see Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8). As a result of the supply chain expense efficiencies, SG&A decreased 95 basis points as a rate of net sales compared with 2021.
Earnings Before Interest and Income Taxes
EBIT is summarized in the following table:

Fiscal year	2022	2021
EBIT	$465	$492
EBIT as a % of net sales	3.1%	3.4%
EBIT decreased $27 and 35 basis points as a rate of net sales in 2022, compared with 2021, primarily due to higher markdowns and a supply chain technology and related asset impairment charge, partially offset by supply chain expense efficiencies and higher sales.
Interest Expense, Net
Interest expense, net is summarized in the following table:

Fiscal year	2022	2021
Interest on long-term debt and short-term borrowings	$150	$258
Less:
Interest income	(10)	(1)
Capitalized interest	(12)	(11)
Interest expense, net	$128	$246
Interest expense, net decreased $118 in 2022 compared with 2021, primarily due to debt refinancing charges of $88 related to the redemption of the Secured Notes in 2021, the redemption of the 4% senior notes in 2021 and an increase in interest income.

Income Tax Expense
Income tax expense is summarized in the following table:

Fiscal year	2022	2021
Income tax expense	$92	$68
Effective tax rate	27.2%	27.5%
The following table illustrates the components of our effective tax rate:

Fiscal year	2022	2021
Statutory rate	21.0%	21.0%
CARES Act impact	—	(0.9%)
State and local income taxes, net of federal income taxes	5.9%	3.4%
Federal credits	(3.8%)	(4.0%)
Non-deductible expenses	1.2%	2.7%
Stock-based compensation	1.8%	2.0%
Valuation allowance	0.4%	1.8%
Taxes on foreign operations	1.6%	1.3%
Other, net	(0.9%)	0.2%
Effective tax rate	27.2%	27.5%
The decrease in the effective tax rate for 2022 compared with 2021, was primarily due to reductions in non-deductible executive compensation and valuation allowance on foreign losses, partially offset by unfavorable state provision-to-return differences compared with favorable differences in 2021.
Earnings Per Share
EPS is as follows:

Fiscal year	2022	2021
Basic	$1.53	$1.12
Diluted	$1.51	$1.10
Diluted EPS increased $0.41 in 2022 compared with 2021, primarily due to higher net earnings as a result of lower interest expense, partially offset by lower EBIT. In the first quarter of 2021, we recorded an interest expense charge of $88 related to the redemption of the Secured Notes.

Nordstrom, Inc. and subsidiaries 29

Adjusted EBIT, Adjusted EBITDA, Adjusted EBIT margin and Adjusted EPS (Non-GAAP financial measures)
The following are key financial metrics and, when used in conjunction with GAAP measures, we believe they provide useful information for evaluating our core business performance, enable comparison of financial results across periods and allow for greater transparency with respect to key metrics used by management for financial and operational decision-making. Adjusted EBIT, Adjusted EBITDA, Adjusted EBIT margin and Adjusted EPS exclude certain items that we do not consider representative of our core operating performance. The financial measure calculated under GAAP which is most directly comparable to Adjusted EBIT and Adjusted EBITDA is net earnings. The financial measure calculated under GAAP which is most directly comparable to Adjusted EBIT margin is net earnings as a percent of net sales. The financial measure calculated under GAAP which is most directly comparable to Adjusted EPS is diluted EPS.
Adjusted EBIT, Adjusted EBITDA, Adjusted EBIT margin and Adjusted EPS are not measures of financial performance under GAAP and should be considered in addition to, and not as a substitute for, net earnings, net earnings as a percent of net sales, operating cash flows, earnings per share, earnings per diluted share or other financial measures performed in accordance with GAAP. Our method of determining non-GAAP financial measures may differ from other companies’ financial measures and therefore may not be comparable to methods used by other companies. The following is a reconciliation of net earnings to Adjusted EBIT and Adjusted EBITDA and net earnings as a percent of net sales to Adjusted EBIT margin:

Fiscal year	2022	2021
Net earnings	$245	$178
Income tax expense	92	68
Interest expense, net	128	246
Earnings before interest and income taxes	465	492
Supply chain impairment	70	—
Trunk Club wind-down costs	18	—
Gain on sale of interest in a corporate office building	(51)	—
Adjusted EBIT	502	492
Depreciation and amortization expenses	604	615
Amortization of developer reimbursements	(72)	(78)
Adjusted EBITDA	$1,034	$1,029

Net sales	$15,092	$14,402
Net earnings as a % of net sales	1.6%	1.2%
EBIT margin %	3.1%	3.4%
Adjusted EBIT margin %	3.3%	3.4%
The following is a reconciliation of diluted EPS to Adjusted EPS:

Fiscal year	2022	2021
Diluted EPS	$1.51	$1.10
Supply chain impairment	0.44	—
Trunk Club wind-down costs	0.11	—
Gain on sale of interest in a corporate office building	(0.31)	—
Debt refinancing charges included within interest expense, net	—	0.54
Income tax impact on adjustments[1]	(0.06)	(0.13)
Adjusted EPS	$1.69	$1.51
1 The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate for the respective non-GAAP adjustment.

Adjusted ROIC (Non-GAAP financial measure)
We believe that Adjusted ROIC is a useful financial measure for investors in evaluating the efficiency and effectiveness of the capital we have invested in our business to generate returns over time. In addition, we have incorporated it in our executive incentive measures, and we believe it is an important indicator of shareholders’ return over the long term.
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

Fiscal year	2022	2021
Net earnings	$245	$178
Income tax expense	92	68
Interest expense	138	247
Earnings before interest and income tax expense	475	493

Operating lease interest[1]	85	87
Adjusted net operating profit	560	580

Estimated income tax expense[2]	(152)	(159)
Adjusted net operating profit after tax	$408	$421

Average total assets	$9,069	$9,301
Average deferred property incentives in excess of ROU assets[3]	(197)	(232)
Average non-interest bearing current liabilities	(3,185)	(3,352)
Average invested capital	$5,687	$5,717

Return on assets	2.7%	1.9%
Adjusted ROIC	7.2%	7.4%
1 Operating lease interest is a component of Operating Lease Cost recorded in occupancy costs. We add back operating lease interest for purposes of calculating adjusted net operating profit for consistency with the treatment of interest expense on our debt.
2 Estimated income tax expense is calculated by multiplying the adjusted net operating profit by the effective tax rate for the trailing twelve-month periods ended January 28, 2023 and January 29, 2022. The effective tax rate is calculated by dividing income tax expense by earnings before income taxes for the same trailing twelve-month periods.
3 For leases with property incentives that exceed the ROU assets, we reclassify the amount from assets to other current liabilities and other liabilities on the Consolidated Balance Sheets. The current and non-current amounts are used to reduce average total assets above, as this better reflects how we manage our business.

Nordstrom, Inc. and subsidiaries 31

LIQUIDITY
We strive to maintain a level of liquidity sufficient to allow us to cover our seasonal cash needs and to maintain appropriate levels of short-term borrowings. In the short term, our ongoing working capital and capital expenditure requirements, and any dividend payments or share repurchases, are generally funded through cash flows generated from operations. In addition, we have access to the commercial paper market and can draw on our Revolver for working capital, capital expenditures and general corporate purposes. Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, share repurchases and other future investments.
We ended fiscal year 2022 with $687 in cash and cash equivalents and $800 of additional liquidity available on our Revolver. Cash and cash equivalents as of January 28, 2023 increased from $322 in 2021, driven by lower payments for merchandise inventory and our amended 2022 TD program agreement, partially offset by value returned to shareholders through dividends and share repurchases. We believe that our operating cash flows are sufficient to meet our cash requirements for the next 12 months and beyond. Our cash requirements are subject to change as business conditions warrant and opportunities arise and we may elect to raise additional funds in the future through the issuance of either debt or equity.
The following is a summary of our cash flows by activity:

Fiscal year	2022	2021
Net cash provided by operating activities	$946	$705
Net cash used in investing activities	(393)	(521)
Net cash used in financing activities	(186)	(544)
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
Net cash provided by operating activities increased $241 between 2022 and 2021 primarily due to lower payments for inventory and our amended 2022 TD program agreement, partially offset by the receipt of the income tax refund related to the loss carryback provision of the CARES Act in 2021.
Investing Activities
Our investing cash outflows include payments for capital expenditures, including technology, stores and supply chain improvements. Our investing cash inflows are generally from proceeds from sales of property and equipment. Activity also includes the purchase and sale of financial interests of certain private companies and venture capital funds.
Net cash used in investing activities decreased $128 between 2022 and 2021 primarily due to the sale of our interest in a corporate office building in 2022 and our investment in ASOS.com Ltd. in 2021 (see Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8).

Capital Expenditures
Our capital expenditures, net are summarized as follows:

Fiscal year	2022	2021
Capital expenditures	$473	$506
Less: deferred property incentives[1]	(20)	(10)
Capital expenditures, net	$453	$496

Capital expenditures, net category allocation:
Technology	66%	61%
New stores, relocations, remodels and other	24%	22%
Supply chain	10%	17%
Total	100%	100%
1 Deferred property incentives are included in our cash provided by operations in our Consolidated Statements of Cash Flows in Item 8. We operationally view the property incentives we receive from our developers and vendors as an offset to our capital expenditures.

Fiscal year	2023[1]	2022	2021	2020	2019	2018
Capital expenditures as a % of net sales	3%-4%	3.1%	3.5%	3.7%	6.2%	4.2%
1 Rate represents amounts forecasted in 2023.
Capital expenditures as a percentage of net sales in 2022 were at the lower end of our outlook, and decreased compared with 2021 primarily due to decreases in supply chain expenditures and completion of investments in our New York City Nordstrom flagship store in 2022. Going forward, we expect capital expenditure requirements on average to range from 3% to 4% of net sales, and primarily support investments in technology and supply chain capabilities. Approximately $42 of our purchase obligation commitments relate to capital expenditures, all of which we expect to impact our liquidity in the next year (see Note 12: Commitments and Contingencies in Item 8).
Financing Activities
The majority of our financing activities include long-term debt or Revolver proceeds and/or payments, dividend payments and repurchases of common stock.
Net cash used in financing activities decreased $358 between 2022 and 2021 primarily due to net long-term debt activity in 2021, partially offset by dividends paid in 2022, compared with none in 2021.
Share Repurchases
In determining the sizing and timing of share repurchases, we analyze a number of different factors, including our liquidity position, current market and economic conditions, as well as alternative uses of capital, including those used to offset anticipated dilution from equity incentive plans. Share repurchases are made as conditions warrant, in the open market and are then retired. We repurchased 2.8 shares of our common stock for $62 in 2022 and had $438 remaining in share repurchase capacity as of January 28, 2023, compared with no share repurchases in 2021. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to the discretion of the Board of Directors, contractual commitments, market and economic conditions and applicable SEC rules (see Note 10: Shareholders’ Equity in Item 8).
Dividends
In determining the dividends to pay, we analyze our dividend payout ratio and dividend yield, while taking into consideration our current and projected operating performance and liquidity, subject to our Revolver covenants (see Note 5: Debt and Credit Facilities in Item 8). Our expected dividend payments in 2023 are a continuation of 50% of the pre-COVID levels. In 2022, we paid $119, or $0.76 per share, compared with no dividends in 2021 (see Note 10: Shareholders’ Equity in Item 8).

Nordstrom, Inc. and subsidiaries 33

Cash Requirements
We have various commitments and other executory contracts that are disclosed in the following Notes to Consolidated Financial Statements in Item 8:
•Note 4: Leases
•Note 5: Debt and Credit Facilities
•Note 7: Self-Insurance
•Note 8: Supplemental Executive Retirement Plan
•Note 11: Income Taxes
•Note 12: Commitments and Contingencies
•Note 15: Subsequent Events
Other commitments include $66 for deferred compensation and other accrued benefits, $9 of which is payable within one year.
Off-Balance Sheet Arrangements
In connection with our workers’ compensation programs, we have standby letters of credit issued on our behalf with $13 available and $2 outstanding as of January 28, 2023 (see Note 7: Self-Insurance in Item 8). In management’s opinion, we have no off-balance sheet arrangements that have a material current or future effect on our financial condition or financial statements.
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

Fiscal year	2022	2021
Net cash provided by operating activities	$946	$705
Capital expenditures	(473)	(506)
Change in cash book overdrafts	(14)	(32)
Free Cash Flow	$459	$167

CAPITAL RESOURCES
Borrowing Capacity and Activity
During the second quarter of 2022, we terminated and replaced our prior revolving credit facility set to expire in September 2023 with a new $800 Revolver that expires in May 2027. As of January 28, 2023, we had no borrowings outstanding under our Revolver and no issuances outstanding under our commercial paper program. For more information about our credit facilities, see Note 5: Debt and Credit Facilities in Item 8.

The following represents our principal long-term debt and Revolver activity:

	Long-term Debt				Revolver
Quarter	First	Second	Third	Fourth	First	Second	Third	Fourth
2022
Borrowings	$—	$—	$—	$—	$—	$—	$100	$—
Payments	—	—	—	—	—	—	—	(100)

2021
Borrowings	675	—	—	—	200	—	200	—
Payments	(600)	(500)	—	—	—	(200)	—	(200)
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

	Credit Ratings	Outlook
Moody’s	Ba1	Stable
Standard & Poor’s	BB+	Negative
Fitch	BB+	Stable
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
As of January 28, 2023, we were in compliance with all covenants. We have certain limitations with respect to the payment of dividends and share repurchases under our Revolver agreement. For more information about our Revolver covenants, see Note 5: Debt and Credit Facilities in Item 8.
On March 1, 2023, we amended our Revolver agreement in contemplation of a wind-down of business operations in Canada. See Note 15: Subsequent Events in Item 8 for more information.

Nordstrom, Inc. and subsidiaries 35

Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted debt to EBITDAR is one of our key financial metrics and we believe that our debt levels are best analyzed using this measure, as it provides a reflection of our creditworthiness which could impact our credit ratings and borrowing costs. This metric is calculated in accordance with the updates in our new Revolver covenant and is a key component in assessing whether our revolving credit facility is secured or unsecured, as well as our ability to make dividend payments and share repurchases. Our goal is to manage debt levels to achieve and maintain investment-grade credit ratings while operating with an efficient capital structure. For more information regarding our Revolver, see Note 5: Debt and Credit Facilities in Item 8.
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

January 28, 2023
Debt	$2,856
Operating lease liabilities	1,784
Adjusted debt	$4,640

Four Quarters Ended January 28, 2023
Net earnings	$245
Income tax expense	92
Interest expense, net	128
Earnings before interest and income taxes	465

Depreciation and amortization expenses	604
Operating Lease Cost	280
Amortization of developer reimbursements[1]	72
Other Revolver covenant adjustments[2]	61
Adjusted EBITDAR	$1,482

Debt to Net Earnings	11.6
Adjusted debt to EBITDAR	3.1
1 Amortization of developer reimbursements is a non-cash reduction of Operating Lease Cost and is therefore added back to Operating Lease Cost for purposes of our Revolver covenant calculation.
2 Other adjusting items to reconcile net earnings to Adjusted EBITDAR as defined by our Revolver covenant include interest income, certain non-cash charges and other gains and losses where relevant. For the four quarters ended January 28, 2023, other Revolver covenant adjustments primarily included costs associated with a supply chain technology and related asset impairment and the wind-down of Trunk Club, partially offset by a gain on sale of the Company’s interest in a corporate office building.
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
Sales Return Reserve
We reduce sales and cost of sales by an estimate of future customer merchandise returns, which is calculated based on historical and expected return patterns, and record a sales return reserve and an estimated returns asset. We record the impact of the sales return reserve in our separate Nordstrom and Nordstrom Rack banners. The majority of our returns from both digital and physical sales come through our stores. Estimating future returns requires substantial judgment based on current and historical trends and actual returns may vary from our estimates. A 10% change in the sales return reserve, net of the estimated returns asset, would have an approximately $23 impact on our EBIT for the year ended January 28, 2023.

The Nordy Club Loyalty Program and Gift Cards
We record breakage revenue for The Nordy Club, including unused points and unredeemed Nordstrom Notes, and gift cards based on historical and expected redemption trends. We have experienced an increase in redemption rates, leading to decreased breakage rates for The Nordy Club. A one percentage point change in our gift card breakage rate would impact our EBIT by approximately $42 for the year ended January 28, 2023.
Merchandise Inventories
Merchandise inventories are stated at the lower of cost or market value using the retail inventory method. Under the retail method, the valuation of inventories is determined by applying a calculated cost-to-retail ratio to the retail value of ending inventory. Inherent in the retail inventory method are certain management judgments that may affect the ending inventory valuation, as well as gross profit. To determine if the retail value of our inventory should be marked down, we consider current and anticipated demand, customer preferences, age of the merchandise and fashion trends. We record reserves for excess and obsolete inventory based on historical trends and specific identification.
We take physical inventory counts at our stores and Supply Chain Network locations and adjust for differences between recorded amounts and counted amounts. Following each physical inventory cycle and using the most recent physical inventory count and historical results, we record an estimate for shrink based on a percentage of sales until the next physical inventory count.
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
We recorded a valuation allowance against certain foreign deferred tax assets as of January 28, 2023 and January 29, 2022 and intend to maintain the valuation allowance until there is sufficient evidence to support its reversal. Increases or decreases in the valuation allowance will result in an increase or decrease in our effective tax rate in the period the change occurs. We believe there is a reasonable possibility within the next twelve months that sufficient negative evidence may become available that requires recording a valuation allowance against the remainder of our foreign deferred tax assets. See Note 15: Subsequent Events in Item 8 for more information.
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

Nordstrom, Inc. and subsidiaries 37

RECENT ACCOUNTING PRONOUNCEMENTS
In December 2022, the SEC adopted the final rule under SEC Release No. 33-11138, Insider Trading Arrangements and Related Disclosures, which requires new disclosures regarding insider trading policies and procedures, the use of certain insider trading plans and director and executive compensation regarding equity compensation awards made close in time to our disclosure of material nonpublic information. Quarterly disclosure requirements under this final rule will be effective for us in the second quarter of 2023 and annual disclosure requirements will be effective for us in the fourth quarter of 2023. The adoption of this final rule is not anticipated to have a material impact on our results of operations, liquidity or capital resources.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
(Dollars in millions)
INTEREST RATE RISK
For our long-term debt of $2,856, our exposure to interest rate risk is primarily limited to changes in fair value. As our debt is primarily fixed-rate, changes in interest rates do not materially impact our cash flows. However, changes in interest rates increase or decrease the fair value of our debt, depending on whether market rates are lower or higher than our fixed rates. As of January 28, 2023, the fair value of our long-term debt was $2,278 (see Note 5: Debt and Credit Facilities and Note 6: Fair Value Measurements in Item 8).
We are exposed to interest rate risk primarily from changes in short-term interest rates. Interest rate fluctuations can affect our interest income and interest expense. As of January 28, 2023, we had cash and cash equivalents of $687 which generate interest income at variable rates and no borrowings outstanding under our Revolver, for which we pay interest at a variable rate.
FOREIGN CURRENCY EXCHANGE RISK
The majority of our revenues, expenses and capital expenditures are transacted in U.S. Dollars. Our U.S. operations periodically enter into merchandise purchase orders denominated in British Pounds or Euros. From time to time, we may use forward contracts to hedge against fluctuations in foreign currency prices. As of January 28, 2023, our outstanding forward contracts did not have a material impact on our Consolidated Financial Statements.
Our Canadian operations are comprised of the Nordstrom.ca website, six Nordstrom stores and seven Nordstrom Rack stores. Our Canadian operations enter into merchandise purchase orders denominated in U.S. Dollars for some portion of our inventory. As sales in Canada are denominated in the Canadian Dollar, gross profit for our Canadian operations can be impacted by foreign currency fluctuations. As of January 28, 2023, activities associated with foreign currency exchange risk have not had a material impact on our Consolidated Financial Statements (see Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8.) On March 2, 2023, Nordstrom Canada commenced a wind-down of its business operations. See Note 15: Subsequent Events in Item 8 for more information.
There have been no material changes in our primary risk exposures or management of market risks since the prior year.

Item 8: Financial Statements and Supplementary Data.

Nordstrom, Inc. and subsidiaries 39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Nordstrom, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the “Company”) as of January 28, 2023, and January 29, 2022, and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows, for each of the three years in the period ended January 28, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2023, and January 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 28, 2023, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
•We evaluated management’s ability to identify triggering events and accurately forecast markdown activity by:
▪Comparing actual markdowns recorded to management’s historical forecasts
▪Reading information included in Company press releases
▪Reading internal communications to management and the Board of Directors
•We performed a retrospective review of markdowns recorded in periods subsequent to fiscal year-end to assess whether any unusual trends occurred that would indicate untimely markdowns.
/s/ Deloitte & Touche LLP
Seattle, Washington
March 10, 2023

We have served as the Company’s auditor since 1970.

Nordstrom, Inc. and subsidiaries 41

Nordstrom, Inc.
Consolidated Statements of Earnings
(In millions except per share amounts)

Fiscal year	2022	2021	2020
Net sales	$15,092	$14,402	$10,357
Credit card revenues, net	438	387	358
Total revenues	15,530	14,789	10,715
Cost of sales and related buying and occupancy costs	(10,019)	(9,344)	(7,600)
Selling, general and administrative expenses	(5,046)	(4,953)	(4,162)
Earnings (loss) before interest and income taxes	465	492	(1,047)
Interest expense, net	(128)	(246)	(181)
Earnings (loss) before income taxes	337	246	(1,228)
Income tax (expense) benefit	(92)	(68)	538
Net earnings (loss)	$245	$178	($690)

Earnings (loss) per share:
Basic	$1.53	$1.12	($4.39)
Diluted	$1.51	$1.10	($4.39)

Weighted-average shares outstanding:
Basic	160.1	159.0	157.2
Diluted	162.1	162.5	157.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
Nordstrom, Inc.
Consolidated Statements of Comprehensive Earnings
(In millions)

Fiscal year	2022	2021	2020
Net earnings (loss)	$245	$178	($690)
Postretirement plan adjustments, net of tax of ($12), ($6) and $0	32	18	(1)
Foreign currency translation adjustment	(8)	2	(1)
Comprehensive net earnings (loss)	$269	$198	($692)
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Consolidated Balance Sheets
(In millions)

	January 28, 2023	January 29, 2022
Assets
Current assets:
Cash and cash equivalents	$687	$322
Accounts receivable, net	265	255
Merchandise inventories	1,941	2,289
Prepaid expenses and other current assets	316	306
Total current assets	3,209	3,172

Land, property and equipment, net	3,351	3,562
Operating lease right-of-use assets	1,470	1,496
Goodwill	249	249
Other assets	466	390
Total assets	$8,745	$8,869

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,238	$1,529
Accrued salaries, wages and related benefits	291	383
Current portion of operating lease liabilities	258	242
Other current liabilities	1,203	1,160
Total current liabilities	2,990	3,314

Long-term debt, net	2,856	2,853
Non-current operating lease liabilities	1,526	1,556
Other liabilities	634	565

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 160.1 and 159.4 shares issued and outstanding	3,353	3,283
Accumulated deficit	(2,588)	(2,652)
Accumulated other comprehensive loss	(26)	(50)
Total shareholders’ equity	739	581
Total liabilities and shareholders’ equity	$8,745	$8,869
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc. and subsidiaries 43

Nordstrom, Inc.
Consolidated Statements of Shareholders’ Equity
(In millions except per share amounts)

Fiscal year ended	January 28, 2023	January 29, 2022	January 30, 2021
Common stock
Balance, beginning of year	$3,283	$3,205	$3,129
Issuance under stock compensation plans	29	14	16
Stock-based compensation	41	64	60
Balance, end of year	$3,353	$3,283	$3,205

Accumulated deficit
Balance, beginning of year	($2,652)	($2,830)	($2,082)
Net earnings (loss)	245	178	(690)
Dividends	(119)	—	(58)
Repurchase of common stock	(62)	—	—
Balance, end of year	($2,588)	($2,652)	($2,830)

Accumulated other comprehensive loss
Balance, beginning of year	($50)	($70)	($68)
Other comprehensive earnings (loss)	24	20	(2)
Balance, end of year	($26)	($50)	($70)

Total	$739	$581	$305

Dividends per share	$0.76	$—	$0.37
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Consolidated Statements of Cash Flows
(In millions)

Fiscal year	2022	2021	2020
Operating Activities
Net earnings (loss)	$245	$178	($690)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	604	615	671
Asset impairment	80	—	137
Right-of-use asset amortization	185	175	168
Deferred income taxes, net	(83)	(11)	(7)
Stock-based compensation expense	59	79	67
Other, net	(46)	81	4
Change in operating assets and liabilities:
Accounts receivable, net	23	(10)	(46)
Merchandise inventories	265	(383)	53
Prepaid expenses and other assets	(24)	542	(607)
Accounts payable	(190)	(400)	432
Accrued salaries, wages and related benefits	(94)	31	(157)
Other current liabilities	44	112	(143)
Lease liabilities	(269)	(284)	(237)
Other liabilities	147	(20)	7
Net cash provided by (used in) operating activities	946	705	(348)

Investing Activities
Capital expenditures	(473)	(506)	(385)
Proceeds from the sale of assets and other, net	80	(15)	38
Net cash used in investing activities	(393)	(521)	(347)

Financing Activities
Proceeds from revolving line of credit	100	400	800
Payments on revolving line of credit	(100)	(400)	(800)
Proceeds from long-term borrowings	—	675	600
Principal payments on long-term borrowings	—	(1,100)	—
Change in cash book overdrafts	(14)	(32)	(4)
Cash dividends paid	(119)	—	(58)
Payments for repurchase of common stock	(62)	—	—
Proceeds from issuances under stock compensation plans	29	14	16
Tax withholding on share-based awards	(16)	(15)	(9)
Make-whole premium payment and other, net	(4)	(86)	(15)
Net cash (used in) provided by financing activities	(186)	(544)	530

Effect of exchange rate changes on cash and cash equivalents	(2)	1	(7)
Net increase (decrease) in cash and cash equivalents	365	(359)	(172)
Cash and cash equivalents at beginning of year	322	681	853
Cash and cash equivalents at end of year	$687	$322	$681

Supplemental Cash Flow Information
Cash paid (received) during the year for:
Income taxes, net of refunds	$211	($485)	$23
Interest, net of capitalized interest	136	164	168
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc. and subsidiaries 45

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Founded in 1901 as a retail shoe business in Seattle, Washington, our Company is a leading fashion retailer that offers an extensive selection of high-quality brand-name and private label merchandise for women, men, young adults and children, with a focus on apparel, shoes, beauty, accessories and home goods. This breadth of merchandise allows us to serve a wide range of customers who appreciate quality fashion and a superior shopping experience. We offer brand-name and private label merchandise across our digital and physical assets in both our Nordstrom and Nordstrom Rack banners. Our facilities and stores are located in 40 states in the U.S. and three provinces in Canada.
Nordstrom includes:
•Nordstrom.com website and mobile application
•Nordstrom.ca
•94 Nordstrom stores in the U.S.
•six Nordstrom stores and seven Nordstrom Rack stores in Canada
•seven Nordstrom Locals
•one ASOS | Nordstrom store
•TrunkClub.com – prior to October 2022
Nordstrom Rack includes:
•NordstromRack.com website and mobile application
•241 Nordstrom Rack stores in the U.S.
•two Last Chance clearance stores
•HauteLook.com – prior to the first quarter of 2021
On March 2, 2023, Nordstrom Canada commenced a wind-down of its business operations (see Note 15: Subsequent Events for more information).
Fiscal Year
We operate on a 52/53-week fiscal year ending on the Saturday closest to January 31st. References to 2022 and all years within this document are based on a 52-week fiscal year, except for fiscal year 2023 which is a 53-week fiscal year.
Principles of Consolidation
The Consolidated Financial Statements include the balances of Nordstrom, Inc. and its subsidiaries and are presented in U.S. dollars. All intercompany transactions and balances are eliminated in consolidation.
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
Revenue
Net Sales
We recognize sales revenue net of estimated returns and excluding sales taxes. Revenue from sales shipped to customers from our Supply Chain Network facilities, stores and directly from our vendors, which includes shipping revenue when applicable, is recognized at shipping point, the point in time where control has transferred to the customer. Costs to ship orders to customers are expensed as a fulfillment activity at shipping point, commissions from sales at our Nordstrom stores are expensed at the point of sale and both are recorded in SG&A expenses.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

We reduce sales and cost of sales by an estimate of future customer merchandise returns, which is calculated based on historical and expected return patterns, and record a sales return reserve and an estimated returns asset. Our sales return reserve is classified in other current liabilities and our estimated returns asset, calculated based on the cost of merchandise sold, is classified in prepaid expenses and other on the Consolidated Balance Sheets. As of January 28, 2023 and January 29, 2022, our sales return reserve was $415 and $411, and our estimated returns asset was $179 and $186. Due to the seasonality of our business, these balances typically increase when higher sales occur in the last month of a period, such as during the Anniversary Sale which usually occurs at the end of the second quarter, and decrease in the following period. We record the impact of the sales return reserve in our separate Nordstrom and Nordstrom Rack banners. The majority of our returns from both digital and physical sales come through our stores.
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
As our customers earn points and Nordstrom Notes in The Nordy Club, a portion of underlying sales revenue is deferred based on an estimated stand-alone selling price of points, Nordstrom Notes and other loyalty benefits, such as alterations. We recognize the revenue and related cost of sale when the Nordstrom Notes are ultimately redeemed and reduce our contract liability. We include the deferred revenue in other current liabilities on the Consolidated Balance Sheets. We record breakage revenue of unused points and unredeemed Nordstrom Notes based on expected customer redemption. We estimate, based on historical and expected usage, that approximately 7% of Nordstrom Notes and points will be unredeemed. Estimating future breakage rates requires judgment based on current and historical trends, and actual breakage rates may vary from our estimates. Other benefits of the loyalty program, including shopping and fashion events, are recorded in SG&A expenses as these are not a material right of the program.
As of January 28, 2023 and January 29, 2022, our outstanding performance obligation for The Nordy Club, which consists primarily of unredeemed points and Nordstrom Notes at retail value, was $115 and $112. Almost all Nordstrom Notes redemptions occur within eleven months of issuance.
Gift Cards
We record deferred revenue from the sale of gift cards at the time of purchase. As gift cards are redeemed, we recognize revenue and reduce our contract liability. Although our gift cards do not have an expiration date, we include this deferred revenue in other current liabilities on the Consolidated Balance Sheets as customers can redeem gift cards at any time. We record breakage revenue on unused gift cards based on expected customer redemption. We estimate, based on historical usage, that 3% of gift cards will be unredeemed and recognized as revenue. Estimating future breakage rates requires judgment based on current and historical trends and actual breakage rates may vary from our estimates. Breakage income was $40, $39 and $81 in 2022, 2021 and 2020.

As of January 28, 2023 and January 29, 2022, our outstanding performance obligation for unredeemed gift cards was $370 and $366. Almost all gift card redemptions occur within two years of issuance.
Credit Card Revenues, net
Although the primary purpose of offering our credit cards is to foster greater customer loyalty and drive more sales, we also receive credit card revenue through our program agreement with TD, whereby TD is the exclusive issuer of our consumer credit cards and we perform account servicing functions. Credit card revenues, net include our portion of the ongoing credit card revenue, net of credit losses, pursuant to our program agreement with TD. In the fourth quarter of 2022, we amended our program agreement with TD. The original agreement was scheduled to expire in April 2024 and the amendment extends the term through September 2026. In connection with the amendment, we recorded deferred revenue, which will be recognized in full over the term of the agreement as we perform account servicing functions.

Nordstrom, Inc. and subsidiaries 47

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Cost of Sales
Cost of sales primarily includes the purchase and manufacturing costs of inventory sold, net of vendor allowances, and in-bound freight and duty expense.
Buying and Occupancy Costs
Buying costs consist primarily of compensation and other costs incurred by our merchandising and product development groups. Occupancy costs include rent, depreciation, property taxes and facility operating costs of our retail, corporate center and Supply Chain Network facilities.
Selling, General and Administrative Expenses
SG&A expenses consist primarily of compensation and benefits, marketing, outbound supply chain and technology costs.
Severance
In 2020, we recorded $88 of restructuring costs in connection with our regional and corporate reorganization, including $25 recorded in cost of sales and related buying and occupancy costs and $63 in SG&A on the Consolidated Statement of Earnings.
Advertising
Advertising production costs for internet, magazines, store events and other media are expensed the first time the advertisement is run. Online marketing costs are expensed when incurred. Total advertising expenses, net of vendor allowances, of $309, $300 and $283 in 2022, 2021 and 2020 were included in SG&A expenses.
Shipping and Fulfillment Costs
Our shipping and fulfillment costs include payments to third-party shippers and costs to hold, move and prepare merchandise for shipment. These costs do not include in-bound freight to our Supply Chain Network facilities, which we include in the cost of our inventory. Shipping and fulfillment costs of $885, $993 and $828 in 2022, 2021 and 2020 were included in SG&A expenses.
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
Vendor allowances earned are as follows:

Fiscal year	2022	2021	2020
Purchase price adjustments	$120	$108	$77
Beauty expenses	111	103	79
Advertising	112	110	82
Other	2	3	2
Total vendor allowances	$345	$324	$240
Advertising includes NMN, where vendors pay a fee for use of our first party data. Funds received from vendors are recorded as a reduction of the campaign cost in SG&A expenses and media fees are recorded as a reduction of cost of sales.
401(k) Plan
We provide a 401(k) plan for our employees that allows for employee elective contributions and our matching contributions. Employee elective contributions are funded through voluntary payroll deductions. Total expenses related to Company contributions were $71 and $67 in 2022 and 2021 and were included in both buying and occupancy costs and SG&A expenses on our Consolidated Statements of Earnings. In 2020, due to COVID-19 and the steps we took to strengthen our financial flexibility, we temporarily paused our employer match contribution and incurred no expenses related to Company contributions.

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
We primarily estimate the grant date fair value of stock options using the Binomial Lattice-based valuation model, but for our price-hurdle grants in 2021, we estimate the grant date fair value using the Monte Carlo simulation valuation model. The grant date fair value of RSUs and PSUs is determined based on the number of RSUs or PSUs granted and the quoted price of our common stock on the date of grant, less the estimated present value of dividends over the vesting period. PSUs granted are classified as equity.
Amounts included on the following line items of our Consolidated Statements of Shareholders’ Equity and our Consolidated Statements of Cash Flows are as follows:
•Issuance under stock compensation plans — includes common stock option exercises and purchases of shares under the ESPP
•Stock-based compensation — primarily includes stock-based compensation expense for our common stock options, RSUs and PSUs, partially offset by shares withheld for taxes on RSUs
New Store Opening Costs
Non-capital expenditures associated with opening new stores, including marketing expenses, relocation expenses and occupancy costs, are charged to expense as incurred. These costs are included in both buying and occupancy costs and SG&A expenses, according to their nature as disclosed above.
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
In 2020, we recognized $69 in employee retention payroll tax credits and elected to defer payment of the employer portion of social security taxes, both as provided for under the CARES Act and other COVID-19 related stimulus. In 2021, we recognized an additional $7 in COVID-19 payroll-related stimulus and paid in full the deferred employer portion of social security taxes.

Nordstrom, Inc. and subsidiaries 49

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Earnings Per Share
Earnings per basic share is computed using the weighted-average number of common shares outstanding during the year. Earnings per diluted share uses the weighted-average number of common shares outstanding during the year plus dilutive common stock equivalents, primarily RSUs and stock options. Dilutive common stock is calculated using the treasury stock method and includes outstanding RSUs and options that would reduce the amount of earnings for which each share is entitled. Anti-dilutive shares (including stock options and other shares) are excluded from the calculation of diluted shares and earnings per diluted share because their impact could increase earnings per diluted share.
Comprehensive Net Earnings
Comprehensive net earnings consist of net earnings and other gains and losses affecting equity that are excluded from net earnings. These consist of postretirement plan adjustments, net of related income tax effects, and foreign currency translation adjustments.
Cash Equivalents
Cash equivalents are short-term investments with an original maturity of three months or less from the date of purchase and are carried at cost, which approximates fair value. At the end of 2022 and 2021, checks not yet presented for payment drawn in excess of our bank deposit balances were $60 and $74 and included within accounts payable on our Consolidated Balance Sheets.
Accounts Receivable
Accounts receivable, net primarily includes receivables from TD related to our program agreement, non-Nordstrom-branded credit and debit cards and developer reimbursements.
Merchandise Inventories
Merchandise inventories are stated at the lower of cost or market value using the retail inventory method. Under the retail method, the valuation of inventories is determined by applying a calculated cost-to-retail ratio to the retail value of ending inventory. The value of our inventory on the balance sheet is also reduced by a charge to cost of sales for retail inventory markdowns taken on the selling price. To determine if the retail value of our inventory should be marked down, we consider current and anticipated demand, customer preferences, age of the merchandise and fashion trends. We record reserves for excess and obsolete inventory based on historical trends and specific identification.
We take physical inventory counts at our stores and Supply Chain Network locations and adjust for differences between recorded amounts and counted amounts. Following each physical inventory cycle and using the most recent physical inventory count and historical results, we record an estimate for shrink based on a percentage of sales until the next physical inventory count.
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
The following table provides details related to asset impairment charges:

	2022		2020
	Supply Chain	Trunk Club	Stores
Long-lived asset impairment[1]	$58	$10	$96
Operating lease ROU asset impairment[1]	12	—	41
Asset impairment	$70	$10	$137
1 After impairment, the carrying value of the remaining long-lived tangible and ROU assets were not material.
Supply Chain Impairment
During the third quarter of 2022, as part of our supply chain optimization initiatives, we decommissioned certain supply chain technology and related assets and incurred a non-cash impairment charge to adjust the carrying values to their estimated fair values. These charges are included in our Corporate/Other SG&A expense on the Consolidated Statement of Earnings and asset impairment on the Consolidated Statement of Cash Flows.
Trunk Club Wind-down
During the first quarter of 2022, in conjunction with the decision to sunset the Trunk Club brand, we incurred non-cash impairment charges related to a Trunk Club property to adjust the carrying values to their estimated fair value. These charges are included in our Retail segment SG&A expense on the Consolidated Statement of Earnings and asset impairment on the Consolidated Statement of Cash Flows.
During the second quarter of 2022, we also incurred additional costs of $8 associated with the wind-down of Trunk Club. These expenses are primarily included in our Retail segment cost of sales and related buying and occupancy costs on the Consolidated Statement of Earnings. These charges are classified as operating on the Consolidated Statement of Cash Flows.
2020 Store Closures
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

Nordstrom, Inc. and subsidiaries 51

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Goodwill
Goodwill represents the excess of acquisition cost over the fair value of the related net assets acquired and is not subject to amortization. We review our goodwill annually for impairment, as of the first day of the fourth quarter, or when circumstances indicate that the carrying value may exceed the fair value. We perform this evaluation at the Nordstrom and NordstromRack.com reporting unit level, all within our Retail segment. When evaluating these assets for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If we determine that it is more likely than not that the carrying value exceeds the fair value of the reporting unit, we perform a quantitative fair value test. We may also choose to bypass this qualitative assessment and perform the quantitative assessment.
As of January 28, 2023 and January 29, 2022, we had goodwill of $249. To determine fair value, we compare the carrying value of the reporting unit to its estimated fair value, which is based on the expected present value of future cash flows (income approach), comparable public companies (market approach) or a combination of both. Determining fair value using these approaches requires management assumptions, estimations and judgements regarding factors like overall economic conditions, prospective financial information, growth rates, terminal value, discount rates and market multiples. If fair value is lower than the carrying value, an impairment charge is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Based on the results of our tests, fair value exceeded carrying value, and we therefore had no goodwill impairment in 2022, 2021 or 2020.
Investments
From time to time, we invest in financial interests of certain private companies and venture capital funds that align with our business and omni-channel strategies, which are recorded in other assets in the Consolidated Balance Sheets and proceeds from the sale of assets and other, net on the Consolidated Statements of Cash Flows. In July 2021, we acquired a minority interest in the Topshop, Topman, Miss Selfridge and HIIT brands through a strategic partnership with ASOS.com Ltd.
As of January 28, 2023 and January 29, 2022, we held $42 and $35 of equity interests in certain venture capital funds, which are recorded at fair value using the practical expedient estimate of NAV or its equivalent. We had $11 and $4 in unfunded commitments related to these investments as of January 28, 2023 and January 29, 2022.
During the first quarter of 2022, in connection with the sale of a limited partnership interest in a corporate office building, we recognized a gain of $51 in our Corporate/Other SG&A expense in the Consolidated Statement of Earnings and $73 in proceeds from the sale of assets and other, net on the Consolidated Statement of Cash Flows.
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
Foreign Currency
As of January 28, 2023, our Canadian operations were comprised of the Nordstrom.ca website, six Nordstrom stores and seven Nordstrom Rack stores. The functional currency of our Canadian operations is the Canadian Dollar. We translate assets and liabilities into U.S. Dollars using the exchange rate in effect at the balance sheet date, while we translate revenues and expenses using an average exchange rate for the period. We record these translation adjustments as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets. On March 2, 2023, Nordstrom Canada commenced a wind-down of its business operations (see Note 15: Subsequent Events for more information).
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

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

NOTE 2: REVENUE
Contract Liabilities
Contract liabilities represent our obligation to transfer goods or services to customers and include deferred revenue for The Nordy Club (including points and Nordstrom Notes), gift cards and our amended 2022 TD program agreement. Our contract liabilities are classified on the Consolidated Balance Sheets as follows:

	Other current liabilities	Other liabilities
Balance as of January 30, 2021	$478	$—
Balance as of January 29, 2022	478	—
Balance as of January 28, 2023	536	136
Contract liabilities increased during 2022 primarily as a result of deferred revenue recorded in connection with our amended 2022 TD program agreement. Revenues recognized from our beginning contract liability balance were $265 and $244 for the years ended January 28, 2023 and January 29, 2022.
Disaggregation of Revenue
The following table summarizes our disaggregated net sales:

Fiscal year	2022	2021	2020
Nordstrom	$10,279	$9,640	$6,997
Nordstrom Rack	4,813	4,762	3,360
Total net sales	$15,092	$14,402	$10,357

Digital sales as a % of total net sales	38%	42%	55%

The following table summarizes the percent of net sales by merchandise category:

Fiscal year	2022	2021	2020
Women’s Apparel	28%	28%	29%
Shoes	26%	25%	26%
Men’s Apparel	15%	14%	12%
Accessories	13%	14%	14%
Beauty	12%	12%	12%
Kids’ Apparel	3%	4%	4%
Other	3%	3%	3%
Total net sales	100%	100%	100%

Nordstrom, Inc. and subsidiaries 53

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

NOTE 3: LAND, PROPERTY AND EQUIPMENT
Land, property and equipment consist of the following:

	January 28, 2023	January 29, 2022
Land and land improvements	$288	$285
Buildings and building improvements	1,352	1,338
Leasehold improvements	3,389	3,350
Store fixtures and equipment	4,138	4,038
Capitalized software	2,151	1,915
Construction in progress	322	373
Land, property and equipment	11,640	11,299
Less: accumulated depreciation and amortization	(8,289)	(7,737)
Land, property and equipment, net	$3,351	$3,562
Our net non-cash investing activities primarily related to Nordstrom New York City flagship store and our Supply Chain Network capital expenditure accruals and resulted in a decrease to accounts payable of $48 in 2021.
NOTE 4: LEASES
We lease the land, buildings, or land and buildings for many of our stores, office facilities and Supply Chain Network facilities, as well as equipment. The following table summarizes the majority of our fixed, non-cancellable lease terms:

Property Type	Lease Term (in years)
Nordstrom stores	15 – 30
Nordstrom Rack stores	Approximately 10
Office and Supply Chain Network facilities	5 – 20
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
Most of our leases also require us to pay certain expenses, such as common area maintenance charges, real estate taxes and other executory costs, the fixed portion of which is included in Operating Lease Cost. We recognize Operating Lease Cost, which is primarily included in occupancy costs, on a straight-line basis over the lease term. Variable lease cost includes payments for variable common area maintenance charges and additional payments based on a percentage of sales, which are recognized when probable. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table summarizes the components of lease cost:

Fiscal year	2022	2021	2020
Operating Lease Cost	$280	$265	$263
Variable lease cost[1]	97	100	100
Sublease income	(19)	(20)	(19)
Total lease cost, net	$358	$345	$344
1 Variable lease cost includes short-term lease cost, which was immaterial in 2022, 2021 and 2020.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

The following table summarizes future lease payments as of January 28, 2023:

Fiscal year	Operating Leases
2023	$339
2024	344
2025	295
2026	247
2027	198
Thereafter	793
Total lease payments[1,2]	2,216

Less: amount representing interest	(432)
Present value of net lease payments[3]	$1,784
1 Total lease payments do not include payments for variable lease costs that are required by most of our lease agreements.
2 Total lease payments include Nordstrom Canada future lease payments. On March 2, 2023, Nordstrom Canada commenced a wind-down of its business operations (see Note 15: Subsequent Events for more information).
3 Net lease payments exclude $101 of lease payments for operating leases that were signed but not yet commenced as of January 28, 2023.

The following table includes supplemental information:

Fiscal year	2022	2021	2020
Cash paid related to operating lease liabilities	$354	$371	$332
Operating lease interest	85	87	95
Operating lease liabilities arising from lease agreements	260	137	79

		January 28, 2023	January 29, 2022
Weighted-average remaining lease term		8 years	9 years
Weighted-average discount rate		4.9%	4.7%
NOTE 5: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt is as follows:

	January 28, 2023	January 29, 2022
Long-term debt, net of unamortized discount:
Senior notes, 2.30%, due April 2024	$250	$250
Senior notes, 4.00%, due March 2027	349	349
Senior debentures, 6.95%, due March 2028	300	300
Senior notes, 4.375%, due April 2030	500	500
Senior notes, 4.25%, due August 2031	425	425
Senior notes, 7.00%, due January 2038	147	147
Senior notes, 5.00%, due January 2044[1]	905	903
Deferred bond issuance costs	(20)	(21)
Total long-term debt	$2,856	$2,853
1 The unamortized discount on these notes was $61 and $63 as of January 28, 2023 and January 29, 2022.

Nordstrom, Inc. and subsidiaries 55

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Required principal payments on long-term debt are as follows:

Fiscal year[1]
2023	$—
2024	250
2025	—
2026	—
2027	350
Thereafter	2,339
1 Required principal payments exclude estimated future interest payments of $1,659 as of January 28, 2023, with $141 payable within one year.
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
During the second quarter of 2021, we retired our 4.00% senior notes that were due October 2021 using cash on hand.
Interest Expense
The components of interest expense, net are as follows:

Fiscal year	2022	2021	2020
Interest on long-term debt and short-term borrowings	$150	$258	$199
Less:
Interest income	(10)	(1)	(3)
Capitalized interest	(12)	(11)	(15)
Interest expense, net	$128	$246	$181
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
Under the Revolver, we have two financial covenant tests that need to be met on a quarterly basis: a Leverage Ratio that is less than or equal to 4 times and a fixed charge coverage ratio that is greater than or equal to 1.25 times. As of January 28, 2023, we were in compliance with all covenants.
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
The Revolver contains customary representations, warranties, covenants and terms, including paying a variable rate of interest and a facility fee based on our debt rating, and is available for working capital, capital expenditures and general corporate purposes. Provided that we obtain written consent from the lenders, we have the option to increase the Revolver by up to $200, to a total of $1,000, and two options to extend the Revolver for additional one-year terms. In 2022, we borrowed $100 under our Revolver during the third quarter, which was fully repaid in the fourth quarter. Any outstanding borrowings are classified in total current liabilities on the Consolidated Balance Sheets. As of January 28, 2023 and January 29, 2022, we had no borrowings outstanding under our Revolver.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

On March 1, 2023, we amended our Revolver agreement in contemplation of a wind-down of business operations in Canada (see Note 15: Subsequent Events for more information).
Our $800 commercial paper program allows us to use the proceeds to fund operating cash requirements. Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. The issuance of commercial paper has the effect of reducing available liquidity under the Revolver by an amount equal to the principal amount of commercial paper outstanding. Conversely, borrowings under our Revolver have the effect of reducing the available capacity of our commercial paper program by an amount equal to the amount outstanding. As of January 28, 2023 and January 29, 2022, we had no issuances outstanding under our commercial paper program.
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
Long-term debt is recorded at carrying value. If long-term debt were measured at fair value, we would use quoted market prices of the same or similar issues, which is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	January 28, 2023	January 29, 2022
Carrying value of long-term debt	$2,856	$2,853
Fair value of long-term debt	2,278	2,758
Non-financial Assets Measured at Fair Value on a Nonrecurring Basis
We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill, long-lived tangible and ROU assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. For more information regarding long-lived tangible and ROU asset impairment charges, see Note 1: Nature of Operations and Summary of Significant Accounting Policies.
Investments Measured at NAV
We have certain investments that are measured at fair value using the NAV per share, or its equivalent, as a practical expedient. This class of investments consists of partnership interests that mainly invest in venture capital strategies with a focus on privately held consumer and technology companies. The NAV is based on the fair value of the underlying net assets owned by the fund and the relative interest of each participating investor in the fair value of the underlying assets. Our interest in these partnerships is generally not redeemable and is subject to significant restrictions regarding transfers. Distributions from each fund will be received as the underlying assets of the funds are liquidated. Liquidation is triggered by clauses within the partnership agreements or at the funds’ stated end date. The contractual terms of the partnership interests range from six to ten years. For more information regarding investments measured at NAV, see Note 1: Nature of Operations and Summary of Significant Accounting Policies.
NOTE 7: SELF-INSURANCE
Our self-insurance reserves are summarized as follows:

	January 28, 2023	January 29, 2022
Workers’ compensation	$78	$77
Employee health and welfare	26	28
Other liability	12	20
Total self-insurance reserves	$116	$125
We are self-insured for the majority of our workers’ compensation programs, employee health and welfare coverage and other liability.

Nordstrom, Inc. and subsidiaries 57

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Our workers’ compensation policies have a retention per claim of $1 or less and no policy limits. Approximately 30% of our workers’ compensation obligations are payable within one year. In connection with our workers’ compensation programs, we have standby letters of credit issued on our behalf with $13 available and $2 outstanding as of January 28, 2023. These letters of credit are not reflected in our Consolidated Balance Sheets.
Our employee health and welfare programs do not use stop-loss coverage and participants contribute to the cost of their coverage through premiums and out-of-pocket expenses for deductibles, co-pays and co-insurance.
Other liability primarily includes commercial general liability obligations. Our commercial general liability policy, with a limit up to $101, has a retention per claim of $1 or less. Approximately 60% of our other liability reserve obligations are payable within one year. Beginning in 2021, we no longer carry an employment practices liability policy.
NOTE 8: SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
We have a SERP, which provides retirement benefits to certain officers and select employees. The SERP has different benefit levels depending on the participant’s role. At the end of 2022, we had 57 participants in the plan, including seven officers and select employees eligible for SERP benefits, 47 retirees and three beneficiaries. This plan is non-qualified and does not have a minimum funding requirement. We selected the measurement date of January 31, the calendar month end closest to our fiscal year end, to value our SERP.
Benefit Obligations and Funded Status
Our benefit obligation and funded status is as follows:

	January 28, 2023	January 29, 2022
Change in benefit obligation:
Benefit obligation at beginning of year	$212	$229
Participant service cost	2	2
Interest cost	6	5
Benefits paid	(10)	(10)
Actuarial (gain) loss	(34)	(14)
Benefit obligation at end of year	176	212
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	10	10
Benefits paid	(10)	(10)
Fair value of plan assets at end of year	—	—
Underfunded status at end of year	($176)	($212)
The accumulated benefit obligation, which is the present value of benefits, assuming no future compensation changes, was $175 and $211 at the end of 2022 and 2021. Amounts recognized as liabilities in the Consolidated Balance Sheets consist of the following:

	January 28, 2023	January 29, 2022
Accrued salaries, wages and related benefits	$11	$11
Other liabilities (noncurrent)	165	201
Net amount recognized	$176	$212
Components of SERP Expense
The components of SERP expense recognized in SG&A expense on the Consolidated Statements of Earnings are as follows:

Fiscal year	2022	2021	2020
Participant service cost	$2	$2	$2
Interest cost	6	5	6
Amortization of net loss and other	4	8	9
Total SERP expense	$12	$15	$17

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Accumulated Other Comprehensive Loss
Amounts recognized in accumulated other comprehensive loss (pre-tax) consist of the following:

	2022	2021	2020
Actuarial (gain) loss	($34)	($14)	$7
Amortization of net loss and other	(4)	(8)	(9)
Amounts recognized in accumulated other comprehensive loss	($38)	($22)	($2)
Assumptions
Weighted-average assumptions used to determine our benefit obligation and SERP expense are as follows:

Fiscal year	2022	2021	2020
Assumptions used to determine benefit obligation:
Discount rate	4.95%	3.19%	2.62%
Rate of compensation increase	2.50%	2.50%	2.50%
Assumptions used to determine SERP expense:
Discount rate	3.19%	2.62%	2.97%
Rate of compensation increase	2.50%	2.50%	2.50%
Future Benefit Payments and Contributions
As of January 28, 2023, the expected future benefit payments based upon the assumptions described above and including benefits attributable to estimated future employee service are as follows:

Fiscal year
2023	$11
2024	12
2025	12
2026	13
2027	13
2028 – 2032	62
Thereafter	53
NOTE 9: STOCK-BASED COMPENSATION
Under our deferred and stock-based compensation plan arrangements, we issued 3.4, 1.6 and 2.2 shares of common stock in 2022, 2021 and 2020. Under the 2019 Plan, the aggregate number of shares to be issued may not exceed 24.5 plus any shares currently outstanding under the 2010 Plan that are forfeited or expire during the term of the 2019 Plan. As of January 28, 2023, we had 24.5 shares authorized, 13.6 shares issued and outstanding and 13.9 shares remaining available for future grants under the 2019 Plan.
Under the ESPP, employees may make payroll deductions of up to 15% of their base compensation for the purchase of Nordstrom common stock. At the end of each six-month offering period, participants apply their accumulated payroll deductions toward the purchase of shares of our common stock at 90% of the fair market value on the last day of the offer period. As of January 28, 2023, we had 16.1 shares authorized and 2.4 shares available for issuance under the ESPP. We issued 0.9, 0.5 and 1.0 shares under the ESPP during 2022, 2021 and 2020. At the end of 2022 and 2021, we had current liabilities of $6 for future purchases of shares under the ESPP.
The following table summarizes our stock-based compensation expense:

Fiscal year	2022	2021	2020
RSUs	$41	$52	$53
Stock options	11	22	12
Other[1]	7	5	2
Total stock-based compensation expense, before income tax benefit	59	79	67
Income tax benefit	(15)	(20)	(26)
Total stock-based compensation expense, net of income tax benefit	$44	$59	$41
1 Other stock-based compensation expense includes PSUs, ESPP and nonemployee director stock awards.

Nordstrom, Inc. and subsidiaries 59

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

The stock-based compensation expense before income tax benefit was recorded in our Consolidated Statements of Earnings as follows:

Fiscal year	2022	2021	2020
Cost of sales and related buying and occupancy costs	$9	$15	$16
SG&A expenses	50	64	51
Total stock-based compensation expense, before income tax benefit	$59	$79	$67
Restricted Stock
Our Compensation, People and Culture Committee of our Board of Directors approves grants of restricted stock units to employees. The number of units granted to an individual are determined based upon award amounts and the fair value of the restricted stock units at the time of grant. Restricted stock units typically vest over four years.
A summary of restricted stock unit activity for 2022 is presented below:

Fiscal year	2022
	Shares	Weighted-average grant date fair value per unit
Outstanding, beginning of year	4.6	$36
Granted	3.1	21
Vested	(2.3)	27
Forfeited or cancelled	(0.8)	26
Outstanding, end of year	4.6	$32
The aggregate fair value of restricted stock units vested during 2022, 2021 and 2020 was $62, $50 and $44. As of January 28, 2023, the total unrecognized stock-based compensation expense related to nonvested restricted stock units was $66, which is expected to be recognized over a weighted-average period of 29 months.
Stock Options
Our Compensation, People and Culture Committee of our Board of Directors approves grants of non-qualified stock options to employees. The number of awards granted to an individual are determined based upon award amounts and the fair value of stock options at the time of grant. Our options primarily vest equally over a four-year period or at the end of two years, and expire ten years after the date of grant. We used the following assumptions to estimate the fair value for stock options at each grant date:

Fiscal year	2022	2021[1]	2020[2]
Assumptions
Risk-free interest rate: Represents the yield on U.S. Treasury zero-coupon securities that mature over the 10-year life of the stock options.	1.18% – 1.95%	0.11% – 1.51%	0.18% – 0.62%
Weighted-average volatility: Based on a combination of the historical volatility of our common stock and the implied volatility of exchange-traded options for our common stock.	52.4%	52.2%	60.1%
Weighted-average expected dividend yield: Our forecasted dividend yield for the next 10 years.	3.4%	3.4%	3.4%
Expected life in years: Represents the estimated period of time until option exercise. The expected term of options granted was based on our historical exercise behavior, taking into consideration the contractual term of the option and our employees’ expected exercise and post-vesting employment termination behavior.	8.3	8.3	7.7

Grant Date Information
Date of grant	March 3, 2022	March 4, 2021	June 1, 2020
Weighted-average fair value per option	$10	$13	$7
Exercise price per option	$26	$36	$17
1 The options granted on March 4, 2021 include market performance-based stock options with a contractual term of ten years that were awarded to certain members of senior management as well as time-based options. The price-hurdle options contain a market condition that requires the closing price of our stock to meet or exceed certain price thresholds for 20 consecutive trading days in order for shares to vest.
2 Additional non-qualified stock options were also granted to certain company leaders on August 27, 2020 at an exercise price per option of $15. The assumptions used to estimate the fair value for the additional stock options were similar to the 2020 grant assumptions presented in this table. In 2020, we also granted stock options to certain qualified employees outside of the June and August grant dates, which were insignificant in aggregate.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

A summary of stock option activity for 2022 is presented below:

Fiscal year	2022
	Shares	Weighted- average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value[1]
Outstanding, beginning of year	10.4	$39
Granted	1.1	26
Exercised	(0.9)	15
Forfeited or cancelled	(2.1)	47
Outstanding, end of year	8.5	$38	5	$6
Vested, end of year	6.3	$41	4	$6
Vested or expected to vest, end of year	7.6	$39	5	$6

Fiscal year		2022	2021	2020
Aggregate intrinsic value of options exercised		$4	$—	$1
Fair value of stock options vested		$27	$2	$8
1 The aggregate intrinsic value represents the amount realized if all in-the-money options were exercised on the final business day before January 28, 2023.
As of January 28, 2023, the total unrecognized stock-based compensation expense related to nonvested stock options was $5, which is expected to be recognized over a weighted-average period of 32 months.
NOTE 10: SHAREHOLDERS’ EQUITY
We have certain limitations with respect to the payment of dividends and share repurchases under our Revolver agreement (see Note 5: Debt and Credit Facilities).
Share Repurchases
Changes in the number of issued and outstanding shares of our common stock in 2022, 2021 and 2020 are the result of share repurchases and compensation plan issuances (see Note 9: Stock-based Compensation).
In May 2022, our Board of Directors authorized a new program to repurchase up to $500 of our outstanding common stock, with no expiration date, which replaced the August 2018 program. The following is a summary of the activity related to our share repurchase programs in 2022, 2021 and 2020:

	Shares	Average price per share	Amount
Capacity at February 1, 2020			$707
Shares repurchased	—	—	—
Capacity at January 30, 2021			707
Shares repurchased	—	—	—
Capacity at January 29, 2022			707
August 2018 program termination			(707)
May 2022 program authorization (no expiration)			500
Shares repurchased	2.8	$22	(62)
Capacity at January 28, 2023			$438
Dividends
We paid dividends of $0.76 per share in 2022, none in 2021 and $0.37 per share in 2020. In February 2023, subsequent to year end, we declared a quarterly dividend of $0.19 per share, which will be paid on March 29, 2023 to shareholders of record as of March 14, 2023.

Nordstrom, Inc. and subsidiaries 61

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Rights Plan
In September 2022, our Board of Directors approved a shareholder rights agreement and declared a dividend of one right for each outstanding share of Nordstrom common stock to shareholders of record on September 30, 2022. Each right entitles holders to purchase one newly issued share of Nordstrom common stock at an exercise price of $94 per right, subject to adjustment. Initially, the rights are not exercisable and trade with our shares of common stock.
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
The Rights Plan is intended to protect the interests of Nordstrom and its shareholders by reducing the likelihood that any entity, person or group gains control of the Company through open-market accumulation or other means without payment of an adequate control premium and expires September 19, 2023, unless redeemed, exchanged or terminated earlier by our Board of Directors. There is currently no impact to our Consolidated Financial Statements.
NOTE 11: INCOME TAXES
U.S. and foreign components of earnings before income taxes were as follows:

Fiscal year	2022	2021	2020
U.S.	$316	$241	($1,210)
Foreign	21	5	(18)
Earnings (loss) before income taxes	$337	$246	($1,228)
Income tax expense (benefit) consists of the following:

Fiscal year	2022	2021	2020
Current income taxes:
Federal	$149	$61	($501)
State and local	27	18	(34)
Foreign	(1)	—	4
Total current income tax expense (benefit)	175	79	(531)
Deferred income taxes:
Federal	(86)	(10)	47
State and local	(2)	(5)	(57)
Foreign	5	4	3
Total deferred income tax benefit	(83)	(11)	(7)
Total income tax expense (benefit)	$92	$68	($538)

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

A reconciliation of the statutory federal income tax rate to the effective tax rate on earnings (loss) before income taxes is as follows:

Fiscal year	2022	2021	2020
Statutory rate	21.0%	21.0%	21.0%
CARES Act impact	—	(0.9%)	17.6%
State and local income taxes, net of federal income taxes	5.9%	3.4%	6.1%
Federal credits	(3.8%)	(4.0%)	0.5%
Non-deductible expenses	1.2%	2.7%	(0.3%)
Stock-based compensation	1.8%	2.0%	(1.0%)
Valuation allowance	0.4%	1.8%	(0.8%)
Taxes on foreign operations	1.6%	1.3%	0.4%
Other, net	(0.9%)	0.2%	0.3%
Effective tax rate	27.2%	27.5%	43.8%
The components of deferred tax assets and liabilities are as follows:

	January 28, 2023	January 29, 2022
Deferred tax assets:
Lease liabilities	$463	$471
Compensation and benefits accruals	111	133
Sales return reserve	61	59
Accrued expenses	28	27
Merchandise inventories	33	35
Gift cards	43	25
The Nordy Club loyalty program	8	5
Net operating losses	52	81
Other	25	9
Total deferred tax assets	824	845
Valuation allowance	(28)	(28)
Total deferred tax assets, net of valuation allowance	796	817
Deferred tax liabilities:
ROU assets	(331)	(326)
Land, property and equipment	(230)	(327)
Debt exchange premium	(12)	(12)
Total deferred tax liabilities	(573)	(665)
Net deferred tax assets	$223	$152
The following sets forth information on approximate net operating loss carryforwards for income tax purposes:

	January 28, 2023	January 29, 2022
State	$756	$1,114
Foreign	26	50
The net operating loss carryforwards are subject to certain statutory limitations of applicable state and foreign laws. If not utilized, a portion of our state and foreign net operating loss carryforwards will begin to expire in 2024 and 2033.
As of January 28, 2023 and January 29, 2022, we believe there are certain foreign net operating loss carryforwards and deferred tax assets that will not be realized in the foreseeable future. As such, valuation allowances of $28 have been recorded as of January 28, 2023 and January 29, 2022. The valuation allowance had no change in 2022 and increased $4 in 2021.

Nordstrom, Inc. and subsidiaries 63

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Fiscal year	2022	2021	2020
Unrecognized tax benefit at beginning of year	$47	$32	$22
Gross increase to tax positions in prior periods	1	11	4
Gross decrease to tax positions in prior periods	(6)	—	—
Gross increase to tax positions in current period	7	6	6
Settlements	(1)	(2)	—
Unrecognized tax benefit at end of year	$48	$47	$32
At the end of 2022 and 2021, $45 and $39 of the ending gross unrecognized tax benefit related to items which, if recognized, would affect the effective tax rate.
There was no material expense for interest and penalties in 2022, 2021 and 2020. At the end of 2022 and 2021, our liability for interest and penalties was $8 and $7.
We file income tax returns in the U.S. and a limited number of foreign jurisdictions. With few exceptions, we are no longer subject to federal, state and local, or non-U.S. income tax examinations for years before 2013. As of January 28, 2023, we believe it is reasonably possible unrecognized tax benefits related to federal, state and local tax positions may decrease $30 by February 3, 2024, due to the completion of examinations and the expiration of various statutes of limitations.
NOTE 12: COMMITMENTS AND CONTINGENCIES
Our estimated total purchase obligations, which primarily consist of inventory purchase orders and capital expenditure commitments, were $1,780 as of January 28, 2023. These purchase obligations are primarily payable within one year.
NOTE 13: EARNINGS PER SHARE
The computation of EPS is as follows:

Fiscal year	2022	2021	2020
Net earnings (loss)	$245	$178	($690)

Basic weighted-average shares outstanding	160.1	159.0	157.2
Dilutive effect of common stock equivalents	2.0	3.5	—
Diluted weighted-average shares outstanding	162.1	162.5	157.2

Basic EPS	$1.53	$1.12	($4.39)
Diluted EPS	$1.51	$1.10	($4.39)

Anti-dilutive common stock equivalents	8.7	8.1	13.5

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

NOTE 14: SEGMENT REPORTING
Segments
We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments. We have one reportable “Retail” segment to align with how management operates and evaluates the results of our operations. Our principal executive officer, who is our chief operating decision maker, reviews results on a total Company, Nordstrom and Nordstrom Rack basis and uses EBIT as a measure of profitability.
Our Retail reportable segment aggregates our two operating segments, Nordstrom and Nordstrom Rack. As of January 28, 2023, Nordstrom consists of Nordstrom.com, Nordstrom U.S. stores, Canada, which includes Nordstrom.ca, Nordstrom Canadian stores and Nordstrom Rack Canadian stores, Nordstrom Local, ASOS | Nordstrom and, prior to October 2022, TrunkClub.com. Nordstrom Rack consists of NordstromRack.com, Nordstrom Rack U.S. stores, Last Chance clearance stores and, prior to the first quarter of 2021, HauteLook.com.
Our Nordstrom and Nordstrom Rack operating segments both generate revenue by offering customers an extensive selection of high-quality brand-name and private label merchandise for women, men, young adults and children, with a focus on apparel, shoes, beauty, accessories and home goods. We continue to focus on omni-channel initiatives by integrating the operations, merchandising and technology necessary to be consistent with our customers’ expectations of a seamless shopping experience regardless of channel or business. Nordstrom and Nordstrom Rack have historically had, and are expected to continue to have, similar economic characteristics and long-term financial performance. They also have other similar qualitative characteristics, including suppliers, method of distribution, type of customer and regulatory environment. Due to their similar qualitative and economic characteristics, we have aggregated our Nordstrom and Nordstrom Rack operating segments into a single reportable segment.
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

Nordstrom, Inc. and subsidiaries 65

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

The following table sets forth information for our reportable segment:

	Retail	Corporate/Other	Total
Fiscal year 2022
Net sales	$15,092	$—	$15,092
Credit card revenues, net	—	438	438
Earnings (loss) before interest and income taxes	719	(254)	465
Capital expenditures	(154)	(319)	(473)
Depreciation and amortization	(316)	(288)	(604)
Assets	5,968	2,777	8,745

Fiscal year 2021
Net sales	$14,402	$—	$14,402
Credit card revenues, net	—	387	387
Earnings (loss) before interest and income taxes	687	(195)	492
Capital expenditures	(218)	(288)	(506)
Depreciation and amortization	(350)	(265)	(615)
Assets	6,244	2,625	8,869

Fiscal year 2020
Net sales	$10,357	$—	$10,357
Credit card revenues, net	—	358	358
Loss before interest and income taxes	(924)	(123)	(1,047)
Capital expenditures	(175)	(210)	(385)
Depreciation and amortization	(404)	(267)	(671)
Assets	6,100	3,438	9,538
For information about disaggregated revenues, see Note 2: Revenue.
NOTE 15: SUBSEQUENT EVENTS
Wind-down of Business Operations in Canada
On March 2, 2023, as part of our initiatives to drive long-term profitable growth and enhance shareholder value, and after careful consideration of all reasonably available options, we announced the decision to discontinue support for Nordstrom Canada’s operations. Accordingly, Nordstrom Canada has commenced a wind-down of its business operations, obtaining an Initial Order from the Ontario Superior Court of Justice under the CCAA on March 2, 2023 to facilitate the wind-down in an orderly fashion. Nordstrom Canada intends to wind down its Nordstrom and Nordstrom Rack stores across Canada, with the help of a third-party liquidator, and its Canadian ecommerce platform. The ecommerce platform ceased operations on March 2, 2023. The in-store wind-down is anticipated to be completed by late June 2023.
As a result of this filing, we expect to deconsolidate Nordstrom Canada as of March 2, 2023. We expect to incur pre-tax charges of approximately $300 to $350 related to the wind-down in the first quarter of 2023, driven primarily by the write-down of our investment in Nordstrom Canada. Given the early stage of the exit activities, our estimates of losses are based on currently available information and our assessment of the validity of certain claims. These estimates may change as new information becomes available and it is reasonably possible that we may incur a material loss in excess of the estimated amounts.
Amendment of Revolver Agreement
On March 1, 2023, in contemplation of a wind-down of Nordstrom Canada, we entered into an amendment to the Revolver originally dated May 6, 2022. Prior to this amendment, Nordstrom Canada Retail, Inc. was a loan party under the Revolver and the obligations under the Revolver were secured, in part, by the assets of this subsidiary. As a result of this amendment, Nordstrom Canada Retail, Inc. has been removed as a loan party and obligations under the Revolver will no longer be secured by these assets. In addition, this amendment excludes as subsidiaries or affiliates all Nordstrom Canada entities and carves out certain CCAA-related expenses and obligations from financial covenants under the Revolver.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
On October 18, 2022, we filed an 8-K announcing the departure of Anne L. Bramman as an officer, employee and the Company’s principal financial officer for the purposes of the Exchange Act. Her last day with the Company was December 2, 2022. We do not believe that the announcement of Ms. Bramman’s resignation has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Michael W. Maher, our Chief Accounting Officer, is serving as our interim principal financial officer upon Ms. Bramman’s departure. Our Chief Executive Officer, Erik B. Nordstrom, serves as our principal executive officer for purposes of the Exchange Act.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 28, 2023.
Deloitte & Touche LLP, an independent registered public accounting firm, was retained to audit our Consolidated Financial Statements and the effectiveness of our internal control over financial reporting. They have issued an attestation report on our internal control over financial reporting as of January 28, 2023, which is included herein.

Nordstrom, Inc. and subsidiaries 67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Nordstrom, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Nordstrom, Inc. and subsidiaries (the “Company”) as of January 28, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 28, 2023, of the Company and our report dated March 10, 2023, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Seattle, Washington
March 10, 2023

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required under this item is included in the following sections of our Proxy Statement for our 2023 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Corporate Governance
Director Qualifications, Experience, and Nominating Process
Delinquent Section 16(a) Reports
Requirements and Deadlines for Submission of Proxy Proposals, Nomination of Directors, and Other Business of Shareholders
The certifications of our Chief Executive Officer and Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this 2022 Annual Report and were included as exhibits to each of our quarterly reports on Form 10-Q. Our Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) on June 16, 2022, pursuant to Section 303A.12(a) of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.
Item 11. Executive Compensation.
The information required under this item is included in the following sections of our Proxy Statement for our 2023 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Compensation of Executive Officers
Director Compensation and Stock Ownership Guidelines
Compensation Committee Interlocks and Insider Participation
Compensation, People and Culture Committee Report
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information required under this item is included in the following sections of our Proxy Statement for our 2023 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Security Ownership of Certain Beneficial Owners and Management
Equity Compensation Plans
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required under this item is included in the following sections of our Proxy Statement for our 2023 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Corporate Governance
Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services.
Our independent registered public accounting firm is Deloitte & Touche LLP, Seattle, Washington, Auditor ID: 34.
The information required under this item is included in the Ratification of the Appointment of Independent Registered Public Accounting Firm section of our Proxy Statement for our 2023 Annual Meeting of Shareholders, the section of which is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year.

Nordstrom, Inc. and subsidiaries 69

PART IV
Item 15. Exhibit and Financial Statement Schedules.
The following information required under this item is filed as part of this report:
All other schedules and exhibits are omitted because they are not applicable, not required or because the information required has been given as part of this report.

Nordstrom, Inc. and Subsidiaries
Exhibit Index

			Incorporated by Reference
		Exhibit	Form	Exhibit	Filing Date
3.1		Articles of Incorporation as amended and restated on May 25, 2005	8-K	3.1	May 31, 2005

3.2		Bylaws, as amended and restated on February 12, 2022	8-K	3.1	February 15, 2022

4.1		Description of Nordstrom, Inc. Securities	S-3	4.4	April 30, 2001

4.2		Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated March 10, 1998	S-3/A	4.1	March 10, 1998

4.3		Indenture dated December 3, 2007, between the Company and Wells Fargo Bank, National Association	S-4/A	4.1	April 29, 2014

4.4		Form of 5.00% Global Note due 2044	S-4	4.2	March 28, 2014

4.5		Form of 5.00% Rule 144A Global Note due 2044	S-4	4.3	March 28, 2014

4.6		Form of 5.00% Regulation S Global Note due 2044	S-4	4.4	March 28, 2014

4.7		Form of 4.00% Note due 2027	8-K	4.1	March 9, 2017

4.8		Form of 5.00% Note due 2044	8-K	4.2	March 9, 2017

4.9		Form of 4.375% Note due 2030	8-K	4.1	November 6, 2019

4.10		Form of 2.300% Global Note due 2024	10-Q	4.2	September 3, 2021

4.11		Form of 4.250% Global Note due 2031	10-Q	4.3	September 3, 2021

4.12	*	Trunk Club Newco, Inc. 2010 Equity Incentive Plan	S-8	4.1	August 27, 2014

4.13		Shareholder Rights Agreement, dated as of September 19, 2022, by and between the Company and Computershare Trust Company, N.A., as rights agent (which includes the Form of Rights Certificate as Exhibit A thereto).	8-K	4.1	September 20, 2022

10.1	*	Nordstrom, Inc. 2019 Equity Incentive Plan (2020 Amendment)	DEF 14A	Appendix B	April 7, 2020

10.2	*†	Amended and Restated Nordstrom, Inc. Executive Management Bonus Plan

10.3	*	Nordstrom Deferred Compensation Plan (2022 Restatement)	10-Q	10.2	September 2, 2022

10.4	*	Form of 2013 Nonqualified Stock Option Grant Agreement	8-K	10.1	November 14, 2012

10.5	*	Form of 2014 Nonqualified Stock Option Grant Agreement	8-K	10.1	March 4, 2014

10.6	*	Form of the 2015 Nonqualified Stock Option Grant Agreement	8-K	10.1	February 19, 2015

10.7	*	Form of the 2016 Nonqualified Stock Option Grant Agreement	8-K	10.1	March 1, 2016

10.8	*	Form of 2016 Nonqualified Stock Option Grant Agreement, Supplemental Award	10-Q	10.2	August 30, 2016

10.9	*	Form of the 2017 Nonqualified Stock Option Grant Agreement	8-K	10.1	February 23, 2017

10.10	*	Form of 2019 Nonqualified Stock Option Award Agreement	8-K	10.1	March 4, 2019

10.11	*	Form of 2019 Nonqualified Stock Option Award Agreement, Supplemental Award	8-K	10.2	March 4, 2019

10.12	*	Form of 2020 Nonqualified Stock Option Award Agreement	8-K	10.1	March 3, 2020

10.13	*	Form of 2020 Nonqualified Stock Option Award Agreement, Supplemental Award	10-Q	10.5	June 10, 2020

10.14	*	Form of 2023 Nonqualified Stock Option Award Agreement	8-K	10.1	March 6, 2023

10.15	*	Nordstrom, Inc. 2010 Equity Incentive Plan	DEF 14A	Appendix A	April 8, 2010

10.16	*	Nordstrom, Inc. 2010 Equity Incentive Plan as amended February 27, 2013	DEF 14A	Appendix A	April 1, 2013

10.17	*	Nordstrom, Inc. 2010 Equity Incentive Plan as amended and restated February 26, 2014	8-K	10.4	March 4, 2014

10.18	*	Nordstrom, Inc. 2010 Equity Incentive Plan as amended and restated February 16, 2017	DEF 14A	Appendix A	April 5, 2017

Nordstrom, Inc. and subsidiaries 71

			Incorporated by Reference
		Exhibit	Form	Exhibit	Filing Date
10.19	*	Nordstrom, Inc. Executive Severance Plan	10-K	10.23	March 20, 2020

10.20	*	Form of 2022 Performance Share Unit Award Agreement	8-K	10.2	February 28, 2022

10.21	*	Form of 2023 Performance Share Unit Award Agreement	8-K	10.2	March 6, 2023

10.22	*	Nordstrom Supplemental Executive Retirement Plan (2020 Restatement)	10-Q	10.1	September 4, 2020

10.23		Nordstrom Directors Deferred Compensation Plan (2017 Restatement)	10-K	10.48	March 19, 2018

10.24		2010 Form of Independent Director Indemnification Agreement	10-K	10.78	March 18, 2011

10.25	*	Form of 2019 Restricted Stock Unit Award Agreement	8-K	10.3	March 4, 2019

10.26	*	Form of 2020 Restricted Stock Unit Award Agreement	8-K	10.2	March 3, 2020

10.27	*	Form of Restricted Stock Unit Award Agreement – Supplemental Award	8-K	10.2	March 8, 2018

10.28	*	Form of Restricted Stock Unit Award (Supplemental Award) under the 2019 Equity Incentive Plan	8-K	10.1	May 20, 2022

10.29		Revolving Credit Agreement dated May 6, 2022 between Registrant and each of the initial lenders named therein as lenders; Wells Fargo Bank, National Association as administrative agent; and Bank of America, N. A. and U.S. Bank, National Association as co-syndication agents	10-Q	10.2	June 3, 2022

10.30	†	First Amendment to Revolving Credit Agreement

10.31		Credit Card Program Agreement by and among Nordstrom, Inc., Nordstrom FSB and TD Bank USA, N.A. dated May 25, 2015	10-Q	10.1	December 1, 2015

10.32		Amendment No. 7 to the Credit Card Program Agreement by and between Nordstrom, Inc., and TD Bank USA, N.A.	10-Q	10.1	December 2, 2022

21.1	†	Significant subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm, filed as page 74 of this report

31.1	†	Certification of Chief Executive Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	†	Inline XBRL Instance Document

101.SCH	†	Inline XBRL Taxonomy Extension Schema Document

101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	†	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	†	Cover Page Interactive Data File (Inline XBRL)

* Management contract, compensatory plan or arrangement
† Filed herewith electronically
‡ Furnished herewith electronically

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/	Michael W. Maher
Michael W. Maher
Interim Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: March 10, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Financial Officer and Principal Accounting Officer:		Principal Executive Officer:

/s/	Michael W. Maher	/s/	Erik B. Nordstrom
	Michael W. Maher		Erik B. Nordstrom
	Interim Chief Financial Officer and Chief Accounting Officer		Chief Executive Officer

Directors:

/s/	Stacy Brown-Philpot	/s/	James L. Donald
	Stacy Brown-Philpot		James L. Donald
	Director		Director

/s/	Kirsten A. Green	/s/	Glenda G. McNeal
	Kirsten A. Green		Glenda G. McNeal
	Director		Director

/s/	Erik B. Nordstrom	/s/	Peter E. Nordstrom
	Erik B. Nordstrom		Peter E. Nordstrom
	Director		Director

/s/	Amie Thuener O’Toole	/s/	Bradley D. Tilden
	Amie Thuener O’Toole		Bradley D. Tilden
	Director		Chairman of the Board of Directors

/s/	Mark J. Tritton	/s/	Atticus N. Tysen
	Mark J. Tritton		Atticus N. Tysen
	Director		Director

Date:	March 10, 2023

Nordstrom, Inc. and subsidiaries 73

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We consent to the incorporation by reference in Registration Statement Nos. 333-239087, 333-239086, 333-239083, 333-231969, 333-225295, 333-211825, 333-207396, 333-198413, 333-189301, 333-166961, 333-161803 on Form S-8 and No. 333-230379 on Form S-3 of our reports dated March 10, 2023, relating to the financial statements of Nordstrom Inc. and subsidiaries, and the effectiveness of Nordstrom, Inc. and subsidiaries’ internal control over financial reporting, appearing in the Annual Report on Form 10-K of Nordstrom, Inc. for the year ended January 28, 2023.

/s/ Deloitte & Touche LLP
Seattle, Washington
March 10, 2023