Form 10-Q
period 2023-04-29
NORDSTROM INC
filed 2023-06-07
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2023
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
206-628-2111
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, without par value	JWN	New York Stock Exchange
Common stock purchase rights		New York Stock Exchange
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
Yes ☐ No ☑
Common stock outstanding as of May 31, 2023: 161,493,792 shares

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
•the length and severity of epidemics or pandemics, or other catastrophic events, and the related impact on customer behavior, store and online operations and supply chain functions, as well as our future consolidated financial position, results of operations and cash flows,
•the impact of the seasonal nature of our business and cyclical customer spending,
•the impact of economic and market conditions, including inflation and measures to control inflation, and resulting changes to customer purchasing behavior, unemployment and bankruptcy rates, as well as any fiscal stimulus or the cessation of any fiscal stimulus, and the resulting impact on consumer spending and credit patterns,
•the impact of economic, environmental or political conditions,
•the impact of changing traffic patterns at shopping centers and malls,
•financial insecurity or potential insolvency experienced by our vendors, suppliers, developers, landlords, competitors or customers,
•weather conditions, natural disasters, climate change, national security concerns, global conflicts, civil unrest, other market and supply chain disruptions, the effects of tariffs, or the prospects of these events, and the resulting impact on consumer spending patterns or information technology systems and communications,
Legal and Regulatory
•our, and our vendors’, compliance with applicable domestic and international laws, regulations and ethical standards, minimum wage, employment and tax, information security and privacy, consumer credit and environmental regulations and the outcome of any claims, litigation and regulatory investigations and resolution of such matters,
•the impact of the current regulatory environment, financial system and tax reforms,
•the impact of changes in accounting rules and regulations, changes in our interpretation of the rules or regulations, or changes in underlying assumptions, estimates or judgments,
•the outcome of events or occurrences related to the wind-down of business operations in Canada.
These and other factors, including those factors we discuss in Part II, Item 1A. Risk Factors, could affect our financial results and cause our actual results to differ materially from any forward-looking information we may provide. Given these risks, uncertainties and other factors, undue reliance should not be placed on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing, and these estimates and assumptions may prove to be incorrect. This Quarterly Report on Form 10-Q should be read completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

All references to “we,” “us,” “our,” or the “Company” mean Nordstrom, Inc. and its subsidiaries. On March 2, 2023, Nordstrom Canada commenced a wind-down of its business operations (see Note 2: Canada Wind-down) and as of this date, Nordstrom Canada was deconsolidated from Nordstrom, Inc.’s financial statements. Nordstrom Canada results prior to March 2, 2023 are included in the Company’s Condensed Consolidated Financial Statements.
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

EBIT	Earnings (loss) before interest and income taxes
EBIT Margin	Earnings (loss) before interest and income taxes as a percent of net sales
EBITDA	Earnings (loss) before interest, income taxes, depreciation and amortization
EBITDAR	Earnings (loss) before interest, income taxes, depreciation, amortization and rent, as defined by our Revolver covenant
EPS	Earnings (loss) per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
First quarter of 2023	13 fiscal weeks ending April 29, 2023
First quarter of 2022	13 fiscal weeks ending April 30, 2022
Fiscal year 2023	53 fiscal weeks ending February 3, 2024
Fiscal year 2022	52 fiscal weeks ending January 28, 2023
GAAP	U.S. generally accepted accounting principles
GMV	Gross merchandise value
Gross profit	Net sales less cost of sales and related buying and occupancy costs
Leverage Ratio	The sum of our funded debt and operating lease liabilities divided by the preceding twelve months of Adjusted EBITDAR as defined by our Revolver covenant
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAV	Net asset value
NMN	Nordstrom Media Network, where we use our first party data and marketing infrastructure to drive cooperative marketing with vendors across both offsite and onsite marketing platforms
Nordstrom	Nordstrom.com, Nordstrom U.S. stores, Nordstrom Local and ASOS | Nordstrom. Nordstrom also included Canada operations prior to March 2, 2023, inclusive of Nordstrom.ca, Nordstrom Canadian stores and Nordstrom Rack Canadian stores, and TrunkClub.com prior to October 2022.
Nordstrom Canada	Nordstrom Canada Retail, Inc., Nordstrom Canada Holdings, LLC and Nordstrom Canada Holdings II, LLC
Nordstrom Local	Nordstrom Local service hubs, which offer order pickups, returns, alterations and other services
Nordstrom Rack	NordstromRack.com, Nordstrom Rack U.S. stores and Last Chance clearance stores
The Nordy Club	Our customer loyalty program
NYSE	New York Stock Exchange
Operating Lease Cost	Fixed rent expense, including fixed common area maintenance expense, net of developer reimbursement amortization
PCAOB	Public Company Accounting Oversight Board (United States)
Property incentives	Developer and vendor reimbursements
PSU	Performance share unit
Revolver	Senior revolving credit facility
Rights Plan	Our limited-duration Shareholder Rights Agreement adopted by the Board of Directors in September 2022
ROU asset	Operating lease right-of-use asset
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
SERP	Unfunded defined benefit Supplemental Executive Retirement Plan
SG&A	Selling, general and administrative
Supply Chain Network	Fulfillment centers that primarily process and ship orders to our customers, distribution centers that primarily process and ship merchandise to our stores and other facilities and omni-channel centers that both fulfill customer orders and ship merchandise to our stores
TD	Toronto-Dominion Bank, N.A.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended
	April 29, 2023	April 30, 2022
Net sales	$3,064	$3,467
Credit card revenues, net	117	102
Total revenues	3,181	3,569
Cost of sales and related buying and occupancy costs	(2,028)	(2,331)
Selling, general and administrative expenses	(1,103)	(1,165)
Canada wind-down costs	(309)	—
(Loss) earnings before interest and income taxes	(259)	73
Interest expense, net	(28)	(35)
(Loss) earnings before income taxes	(287)	38
Income tax benefit (expense)	82	(18)
Net (loss) earnings	($205)	$20

(Loss) earnings per share:
Basic	($1.27)	$0.13
Diluted	($1.27)	$0.13

Weighted-average shares outstanding:
Basic	160.8	160.1
Diluted	160.8	162.9
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended
	April 29, 2023	April 30, 2022
Net (loss) earnings	($205)	$20
Foreign currency translation adjustment	(4)	(1)
Post retirement plan adjustments, net of tax	—	1
Comprehensive net (loss) earnings	($209)	$20
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	April 29, 2023	January 28, 2023	April 30, 2022
Assets
Current assets:
Cash and cash equivalents	$581	$687	$484
Accounts receivable, net	279	265	297
Merchandise inventories	2,237	1,941	2,426
Prepaid expenses and other current assets	414	316	332
Total current assets	3,511	3,209	3,539

Land, property and equipment (net of accumulated depreciation of $8,133, $8,289 and $7,834)	3,197	3,351	3,505
Operating lease right-of-use assets	1,393	1,470	1,497
Goodwill	249	249	249
Other assets	478	466	384
Total assets	$8,828	$8,745	$9,174

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,674	$1,238	$1,898
Accrued salaries, wages and related benefits	246	291	241
Current portion of operating lease liabilities	249	258	250
Other current liabilities	1,236	1,203	1,198
Current portion of long-term debt	249	—	—
Total current liabilities	3,654	2,990	3,587

Long-term debt, net	2,608	2,856	2,854
Non-current operating lease liabilities	1,406	1,526	1,566
Other liabilities	609	634	578

Commitments and contingencies (Note 2)

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 161.4, 160.1 and 160.5 shares issued and outstanding	3,372	3,353	3,301
Accumulated deficit	(2,824)	(2,588)	(2,662)
Accumulated other comprehensive gain (loss)	3	(26)	(50)
Total shareholders’ equity	551	739	589
Total liabilities and shareholders’ equity	$8,828	$8,745	$9,174
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended
	April 29, 2023	April 30, 2022
Common stock
Balance, beginning of period	$3,353	$3,283
Issuance of common stock under stock compensation plans	11	8
Stock-based compensation	8	10
Balance, end of period	$3,372	$3,301

Accumulated deficit
Balance, beginning of period	($2,588)	($2,652)
Net (loss) earnings	(205)	20
Dividends	(30)	(30)
Repurchase of common stock	(1)	—
Balance, end of period	($2,824)	($2,662)

Accumulated other comprehensive gain (loss)
Balance, beginning of period	($26)	($50)
Accumulated translation loss reclassified to earnings	33	—
Other comprehensive loss	(4)	—
Balance, end of period	$3	($50)

Total shareholders’ equity	$551	$589

Dividends per share	$0.19	$0.19
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Quarter Ended
	April 29, 2023	April 30, 2022
Operating Activities
Net (loss) earnings	($205)	$20
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expenses	144	152
Canada wind-down costs	220	—
Right-of-use asset amortization	43	47
Deferred income taxes, net	(16)	(13)
Stock-based compensation expense	14	19
Other, net	(25)	(45)
Change in operating assets and liabilities:
Merchandise inventories	(296)	(19)
Other current and noncurrent assets	(112)	(42)
Accounts payable	301	233
Accrued salaries, wages and related benefits	(39)	(143)
Lease liabilities	(67)	(65)
Other current and noncurrent liabilities	54	43
Net cash provided by operating activities	16	187

Investing Activities
Capital expenditures	(106)	(96)
Decrease in cash and cash equivalents resulting from Canada deconsolidation	(33)	—
Proceeds from the sale of assets and other, net	16	85
Net cash used in investing activities	(123)	(11)

Financing Activities
Change in cash book overdrafts	29	16
Cash dividends paid	(30)	(30)
Proceeds from issuances under stock compensation plans	11	8
Other, net	(9)	(8)
Net cash provided by (used in) financing activities	1	(14)

Net (decrease) increase in cash and cash equivalents	(106)	162
Cash and cash equivalents at beginning of period	687	322
Cash and cash equivalents at end of period	$581	$484

Supplemental Cash Flow Information
Cash paid (received) during the period for:
Income taxes, net of refunds	$2	($22)
Interest, net of capitalized interest	40	40
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
NOTE 1: BASIS OF PRESENTATION
The interim Condensed Consolidated Financial Statements have been prepared on a basis consistent in all material respects with the accounting policies described and applied in our 2022 Annual Report and reflect all adjustments of a normal recurring nature that are, in management’s opinion, necessary for the fair presentation of the results of operations, financial position and cash flows for the periods presented.
The Condensed Consolidated Financial Statements as of and for the periods ended April 29, 2023 and April 30, 2022 are unaudited. The Condensed Consolidated Balance Sheet as of January 28, 2023 has been derived from the audited Consolidated Financial Statements included in our 2022 Annual Report. The interim Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and related footnote disclosures contained in our 2022 Annual Report.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the balances of Nordstrom, Inc. and its subsidiaries. All intercompany transactions and balances are eliminated in consolidation.
On March 2, 2023, Nordstrom Canada commenced a wind-down of its business operations (see Note 2: Canada Wind-down) and as of this date, Nordstrom Canada was deconsolidated from Nordstrom, Inc.’s financial statements. Nordstrom Canada results prior to March 2, 2023 are included in the Company’s Condensed Consolidated Financial Statements.
Fiscal Year
We operate on a 52/53-week fiscal year ending on the Saturday closest to January 31st. References to 2023 relate to the 53-week fiscal year ending February 3, 2024. References to any other years included within this document are based on a 52-week fiscal year.
Seasonality
Our business, like that of other retailers, is subject to seasonal fluctuations and cyclical trends in consumer spending. Our sales are typically higher in our second quarter, which usually includes most of our Anniversary Sale, and in the fourth quarter due to the holidays. Approximately one week of our Anniversary Sale will shift from the second quarter to the third quarter in 2023.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires that we make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities during the reporting period. Uncertainties regarding such estimates and assumptions are inherent in the preparation of financial statements and actual results may differ from these estimates and assumptions. Our most significant accounting judgments and estimates include revenue recognition, inventory valuation, long-lived asset recoverability, income taxes and contingent liabilities, including assumptions related to our Canada wind-down, all of which involve assumptions about future events.
Leases
We incurred operating lease liabilities arising from lease agreements of $72 for the quarter ended April 29, 2023 and $84 for the quarter ended April 30, 2022.
Trunk Club Wind-down
During the first quarter of 2022, in conjunction with the decision to sunset the Trunk Club brand, we incurred non-cash impairment charges of $10 related to a Trunk Club property to adjust the carrying value to the estimated fair value. These charges are included in our Retail segment SG&A expense on the Condensed Consolidated Statement of Earnings and other operating, net on the Condensed Consolidated Statement of Cash Flows.
Investments
From time to time, we invest in financial interests of private companies and venture capital funds that align with our business and omni-channel strategies, which are recorded in other assets in the Condensed Consolidated Balance Sheets and proceeds from the sale of assets and other, net on the Condensed Consolidated Statements of Cash Flows.

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
Reclassification
We reclassified amounts in our fiscal 2022 Condensed Consolidated Statement of Cash Flows to conform with current period presentation. As a result, we aggregated:
•Accounts receivable, net with prepaid expenses and other assets into other current and noncurrent assets
•Other current liabilities with other liabilities into other current and noncurrent liabilities
•Tax withholding on share-based awards with other financing, net
These reclassifications had no impact on cash flows from operations, cash flows from investing or cash flows from financing.
NOTE 2: CANADA WIND-DOWN
Background
On March 2, 2023, as part of our initiatives to drive long-term profitable growth and enhance shareholder value, and after careful consideration of all reasonably available options, we announced the decision to discontinue support for Nordstrom Canada’s operations. Accordingly, Nordstrom Canada has commenced a wind-down of its business operations, obtaining an Initial Order from the Ontario Superior Court of Justice under the CCAA on March 2, 2023 to facilitate the wind-down in an orderly fashion. Nordstrom Canada’s ecommerce platform ceased operations on March 2, 2023 and we anticipate the wind-down of our six Nordstrom and seven Nordstrom Rack stores, with the help of a third-party liquidator, to be completed by late June 2023.
The Ontario Superior Court of Justice has appointed a monitor to oversee the wind-down process. Subsequent to the CCAA filing, Nordstrom has been providing limited support to Nordstrom Canada for the purpose of supporting an orderly wind-down, including providing shared services and temporary use of intellectual property.
Wind-down Costs and Deconsolidation of Nordstrom Canada
The following table provides detail of pre-tax charges associated with the wind-down of operations in Canada:

Quarter Ended April 29, 2023
Loss on Canada write-off[1]	$187
Accumulated translation loss reclassified to earnings[1]	33
Contingent liabilities[2]	77
Other exit costs[3]	12
Total pre-tax costs	$309
1 Non-cash amounts are included in Canada wind-down costs on the Condensed Consolidated Statement of Cash Flows.
2 Amounts are included in other current liabilities on the Condensed Consolidated Balance Sheets.
3 Other exit costs include funding an employee trust and professional fees.
These charges are primarily included in corporate/other in Note 9: Segment Reporting. The decrease in cash due to the deconsolidation of Nordstrom Canada is included in investing activities on the Condensed Consolidated Statement of Cash Flows and all other impacts are included in operating cash flows.
Loss on Canada Write-off and Accumulated Translation Loss
While Nordstrom continues to own 100% of the shares of Nordstrom Canada, as of March 2, 2023, the date of the CCAA filing, we no longer have a controlling interest and have deconsolidated Nordstrom Canada. We hold a variable interest in the Nordstrom Canada entities, which are considered variable interest entities, but are not consolidated, as we are no longer the primary beneficiary.
The pre-tax loss on Canada write-off of $187 in the first quarter of 2023 included the derecognition of Nordstrom Canada’s assets and liabilities and the write-down of both our Nordstrom Canada investment and related-party receivables to estimated fair value. In addition, we recognized a charge of $33 related to the derecognition of the accumulated comprehensive loss on foreign currency translation.
To assess the estimated fair value of our Nordstrom Canada investment and our related-party receivables, we estimated the assets available for distribution in relation to expected claims at the time of filing. The estimated amount of Nordstrom Canada’s liabilities exceeded the estimated fair value of assets available for distribution to creditors, and in relation to the receivables, we may not recover any proceeds. As a result, our fair value is recorded as zero in our Condensed Consolidated Balance Sheets as of April 29, 2023.

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
Prior to deconsolidation, Nordstrom made loans to and incurred receivables from the Canadian subsidiaries. These loans were considered intercompany transactions and were eliminated in consolidation of Nordstrom. Subsequent to deconsolidation, these receivables were no longer eliminated through consolidation, are considered related-party transactions and are recorded in our Condensed Consolidated Balance Sheets at estimated fair value. Nordstrom has an outstanding liability to Nordstrom Canada of $62 related to certain intercompany charges incurred prior to deconsolidation, which will be addressed as part of the wind-down process.
Contingent Liabilities and Guarantees
In the first quarter of 2023, we recorded a contingent liability of $77 as our current best estimate of expected payments for claims that may be asserted against us, primarily consisting of lease guarantees. Nordstrom has guaranteed certain lease obligations of Nordstrom Canada, with payment required by Nordstrom, Inc. upon failure of Nordstrom Canada to fulfill its obligations under the leases. Our estimate is based on expectations that claims will be asserted against us and negotiated settlements will be reached, and not on any determination that it is probable that we would be found liable were these claims to be litigated and for how much. The maximum potential undiscounted future minimum lease and real estate tax payments under these guarantees were approximately $178 as of April 29, 2023.
Employee Trust
In connection with the filing, Nordstrom established an employee trust to fund termination and severance payments to employees of Nordstrom Canada. We provided an initial contribution of $10 based on our best estimate to fully fund the employee trust, and we have committed to provide up to an additional $8 depending on eligible employee claims. The cash balance of the employee trust is not recorded in Nordstrom, Inc.’s Condensed Consolidated Balance Sheets.
Debtor-in-Possession Financing
If needed, Nordstrom has agreed to provide Nordstrom Canada debtor-in-possession financing up to $11. However, we believe Nordstrom Canada has sufficient liquidity to sustain operations through the wind-down period. As of April 29, 2023, there were no outstanding borrowings.
Estimates
All our estimates are dependent on the outcome of the Nordstrom Canada wind-down process, including the amount of third-party and Nordstrom claims asserted and recognized in the claims process, the amount of assets available for distribution, the negotiation of a CCAA plan of arrangement approved by the creditors and the Ontario Superior Court of Justice and the outcome of negotiations regarding the leases. We are in the early stages of the wind-down process and our estimates of losses are based on currently available information and our assessment of the validity of certain expected claims. These estimates may change as new information becomes available and it is reasonably possible that they may materially change from the estimated amounts. Increases in estimated costs to settle claims and decreases in estimated assets available for distribution may result in additional material charges. At the same time, any future decreases in estimated costs to settle claims or increases in estimated assets available for distribution may result in a gain, which will reduce our estimated charges.
Amendment of Revolver Agreement
On March 1, 2023, we amended our Revolver originally dated May 6, 2022. Prior to this amendment, Nordstrom Canada Retail, Inc. was a loan party under the Revolver and the obligations under the Revolver were secured, in part, by the assets of this subsidiary. As a result of this amendment, Nordstrom Canada Retail, Inc. has been removed as a loan party and obligations under the Revolver will no longer be secured by these assets. In addition, this amendment excludes as subsidiaries or affiliates all Nordstrom Canada entities and carves out certain CCAA-related expenses and obligations from financial covenants under the Revolver.
Income Taxes
In the first quarter of 2023, we recognized net tax benefits of $93 primarily related to the write-off of excess tax basis in our investment in Canada, net of tax expense related to an increase in valuation allowance for Canada deferred tax assets.

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
NOTE 3: REVENUE
Contract Liabilities
Contract liabilities represent our obligation to transfer goods or services to customers and include deferred revenue for The Nordy Club (including points and Nordstrom Notes), gift cards and our amended 2022 TD program agreement. Our contract liabilities are classified on the Condensed Consolidated Balance Sheets as follows:

	Other current liabilities	Other liabilities
Balance as of January 29, 2022	$478	$—
Balance as of April 30, 2022	442	—

Balance as of January 28, 2023	536	136
Balance as of April 29, 2023	489	123
Revenues recognized from our beginning contract liability balance were $137 for the quarter ended April 29, 2023 and $128 for the quarter ended April 30, 2022.
Disaggregation of Revenue
The following table summarizes our disaggregated net sales:

	Quarter Ended
	April 29, 2023	April 30, 2022
Nordstrom	$2,027	$2,289
Nordstrom Rack	1,037	1,178
Total net sales	$3,064	$3,467

Digital sales as a % of total net sales	36%	39%
The following table summarizes the percent of net sales by merchandise category:

	Quarter Ended
	April 29, 2023	April 30, 2022
Women’s Apparel	29%	30%
Shoes	26%	26%
Men’s Apparel	15%	14%
Accessories	12%	13%
Beauty	12%	11%
Kids’ Apparel	3%	3%
Other	3%	3%
Total net sales	100%	100%
NOTE 4: DEBT AND CREDIT FACILITIES
Credit Facilities
As of April 29, 2023, we had total short-term borrowing capacity of $800 and no outstanding borrowings under the Revolver that expires in May 2027. Provided that we obtain written consent from the lenders, we have the option to increase the Revolver by up to $200, to a total of $1,000, and two options to extend the Revolver for additional one-year terms.

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
Any outstanding borrowings under the Revolver are secured by substantially all our personal and intellectual property assets and are guaranteed by certain of our subsidiaries. Under the Revolver, our obligation to secure any outstanding borrowings will be eliminated if no default exists and we either have an unsecured investment-grade debt rating from two of three specified ratings agencies, or we have one investment-grade rating and achieve two consecutive fiscal quarters with a Leverage Ratio of less than 2.5 times. On March 1, 2023, we amended our Revolver agreement (see Note 2: Canada Wind-down).
Under the Revolver, we have two financial covenant tests that need to be met on a quarterly basis: a Leverage Ratio that is less than or equal to 4 times and a fixed charge coverage ratio that is greater than or equal to 1.25 times. As of April 29, 2023, we were in compliance with all covenants.
The Revolver contains customary representations, warranties, covenants and terms, including paying a variable rate of interest and a facility fee based on our debt rating, and is available for working capital, capital expenditures and general corporate purposes. The Revolver allows us to issue dividends and repurchase shares provided we are not in default and no default would arise as a result of such payments. If the pro-forma Leverage Ratio after such payments is less than 3 times, then such payments are unlimited. If the pro-forma Leverage Ratio is greater than or equal to 3 times but less than 3.5 times, then we are limited to $100 per fiscal quarter and if the pro-forma Leverage Ratio is greater than or equal to 3.5 times then the limit is $60 per fiscal quarter.
Our $800 commercial paper program allows us to use the proceeds to fund operating cash requirements. Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. The issuance of commercial paper has the effect of reducing available liquidity under the Revolver by an amount equal to the principal amount of commercial paper outstanding. Conversely, borrowings under our Revolver have the effect of reducing the available capacity of our commercial paper program by an amount equal to the amount outstanding. As of April 29, 2023, we had no issuances outstanding under our commercial paper program.
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
Long-term debt is recorded at carrying value. If long-term debt was measured at fair value, we would use quoted market prices of the same or similar issues, which is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	April 29, 2023	January 28, 2023	April 30, 2022
Carrying value of long-term debt	$2,857	$2,856	$2,854
Fair value of long-term debt	2,224	2,278	2,544
Non-financial Assets Measured at Fair Value on a Nonrecurring Basis
We measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill, long-lived tangible and ROU assets, in connection with periodic evaluations for potential impairment. In the first quarter of 2023, we also measured our investment in Nordstrom Canada, our related-party receivables and related lease guarantees at fair value (see Note 2: Canada Wind-down for additional information). We estimate the fair value of these assets and liabilities using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements.

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
NOTE 6: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended
	April 29, 2023	April 30, 2022
RSUs	$10	$12
Stock options	2	5
Other[1]	2	2
Total stock-based compensation expense, before income tax benefit	14	19
Income tax benefit	(4)	(5)
Total stock-based compensation expense, net of income tax benefit	$10	$14
1 Other stock-based compensation expense includes PSUs, ESPP and nonemployee director stock awards.
The following table summarizes our grant allocations:

	Quarter Ended
	April 29, 2023		April 30, 2022
	Granted	Weighted-average grant-date fair value per unit	Granted	Weighted-average grant-date fair value per unit
RSUs	2.1	$17	1.4	$23
Stock options	1.2	$8	1.1	$10
PSUs	0.4	$16	0.5	$23
Under our deferred and stock-based compensation plan arrangements, we issued 1.4 shares of common stock during the first quarter of 2023 and 1.2 shares during the first quarter of 2022.
NOTE 7: SHAREHOLDERS’ EQUITY
Share Repurchases
In May 2022, our Board of Directors authorized a new program to repurchase up to $500 of our outstanding common stock, with no expiration date. We repurchased 0.03 shares of common stock for $1 at an average purchase price per share of $19.41 during the first quarter of 2023, compared with no shares repurchased in the first quarter of 2022, and had $438 remaining in share repurchase capacity as of April 29, 2023.
Dividends
In May 2023, subsequent to quarter end, we declared a quarterly dividend of $0.19 per share, which will be paid on June 14, 2023 to shareholders of record at the close of business on May 30, 2023.
We have certain limitations with respect to the payment of dividends and share repurchases under our Revolver agreement (see Note 4: Debt and Credit Facilities).
Rights Plan
In September 2022, our Board of Directors approved a shareholder rights agreement and declared a dividend of one right for each outstanding share of Nordstrom common stock to shareholders of record on September 30, 2022. The Rights Plan expires September 19, 2023, unless redeemed, exchanged or terminated earlier by our Board of Directors. Each right entitles holders to purchase one newly issued share of Nordstrom common stock at an exercise price of $94 per right, subject to adjustment. Initially, the rights are not exercisable and trade with our shares of common stock.

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
In general, the rights become exercisable following a public announcement that a person acquires 10% or more of the outstanding shares of Nordstrom common stock. If the rights are exercised, each holder (except the acquiring person) will have the right to receive common stock equal to two times the exercise price of the right. The Company may redeem the rights for $0.001 per right anytime prior to the rights becoming exercisable. The agreement also provides for exceptions and additional terms for other certain situations and circumstances. There is currently no impact to our Condensed Consolidated Financial Statements.
In June 2023, subsequent to quarter end, shareholders voted at our Annual Meeting to approve the advisory vote on the extension of our Rights Plan until September 19, 2025.
NOTE 8: EARNINGS PER SHARE
The computation of EPS is as follows:

	Quarter Ended
	April 29, 2023	April 30, 2022
Net (loss) earnings	($205)	$20

Basic weighted-average shares outstanding	160.8	160.1
Dilutive effect of common stock equivalents	—	2.8
Diluted weighted-average shares outstanding	160.8	162.9

Basic EPS	($1.27)	$0.13
Diluted EPS	($1.27)	$0.13

Anti-dilutive common stock equivalents	11.4	10.1
NOTE 9: SEGMENT REPORTING
The following table sets forth information for our reportable segment:

	Quarter Ended
	April 29, 2023	April 30, 2022
Retail segment EBIT	$140	$87
Corporate/Other EBIT	(399)	(14)
Interest expense, net	(28)	(35)
(Loss) earnings before income taxes	($287)	$38
For information about disaggregated revenues, see Note 3: Revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
The following MD&A provides a narrative of our financial performance and is intended to promote understanding of our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, Item 1. Financial Statements (Unaudited) and generally discusses the results of operations for the quarter ended April 29, 2023 compared with the quarter ended April 30, 2022. The following discussion and analysis contains forward-looking statements and should also be read in conjunction with cautionary statements and risks described elsewhere in this Form 10-Q before deciding to purchase, hold or sell shares of our common stock.

Overview	19
Results of Operations	20
Liquidity	24
Capital Resources	26
Critical Accounting Estimates	27
Recent Accounting Pronouncements	28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
OVERVIEW
First quarter results reflected progress on our 2023 key priorities of improving Nordstrom Rack performance, increasing our inventory productivity and optimizing our supply chain. We reported a net loss of $205 and a $1.27 loss per diluted share, and after excluding charges from the wind-down of Canadian operations, Adjusted EPS1 was $0.07. Loss before interest and tax was $259 in the first quarter of 2023, compared with EBIT of $73 during the same period in 2022. Adjusted EBIT1 was $50 in the first quarter of 2023 compared with $32 in the first quarter of 2022.
Total Company net sales decreased 11.6% compared with the first quarter of 2022 and included a negative 175 basis point impact from the wind-down of Canadian operations. Most categories were down compared with the first quarter of 2022, which benefited from strong pent-up demand for a return to occasions as the pandemic receded.
We are encouraged by the improvements in efficiency and profitability as a result of our focus on our key priorities. We are committed to delivering profitable growth while improving the customer experience through three key initiatives.
Nordstrom Rack – Consistent with our customer promise to deliver great brands at great prices, we increased the penetration of our top performing strategic brands. We also continued to expand our reach and convenience for customers by opening two new stores during the quarter. Collectively, these new stores and the two stores opened last year have performed well so far, with sales productivity exceeding the fleet average. We believe that Rack stores are a great investment, with returns that exceed our cost of capital and have a short payback period. We are excited to roll out to more markets and increase our Rack footprint, with six more stores opened in May 2023 and plans to open 13 additional stores later this year.
Inventory Productivity – We are focused on better inventory discipline to provide customers with relevant and new assortments and improve our earnings and returns on invested capital. In the first quarter of 2023, we managed with leaner and more current inventories after clearing out excess inventory in the second half of fiscal year 2022. We improved sell-through and had faster turns across most of our categories, resulting in a 110 basis point increase in our gross profit rate compared with the first quarter of 2022. Overall inventory levels were 8% lower than last year with non-Designer inventory down 11%. Moving into the second quarter, we are focusing on clearing excess Designer product, which will include incremental markdowns over the balance of the year. Designer sales in the first quarter of 2023 remained above pre-pandemic levels, and the category overall continues to be a strong contributor to our core offering and a key differentiator to our unique breadth of selection.
Supply Chain Optimization – We continue to make significant progress on our supply chain initiatives, which drive improvement in customer experience and profitability. During the quarter, we increased productivity throughout our network and reduced transportation costs, while also delivering better service to our customers through shortened delivery times. For the third consecutive quarter, variable supply chain costs fell by over 100 basis points compared with the prior year, helping to mitigate overall SG&A deleverage on lower sales. Supply chain is the largest component of our SG&A expenses, and we believe there is more opportunity to improve our efficiency and help drive overall expense leverage as sales improve.
Despite continued macroeconomic uncertainty, we are making progress on our priorities to improve profitability. We believe continued focus and execution will drive incremental improvement over the remainder of the year and will position us well to build capabilities to better serve our customers, drive profitable growth and increase shareholder value.
1 Adjusted EBIT and Adjusted EPS are non-GAAP financial measures. For a reconciliation between GAAP and non-GAAP financial measures, see Adjusted EBIT, Adjusted EBITDA, Adjusted EBIT margin and Adjusted EPS (Non-GAAP financial measures) below.

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
We monitor a number of key operating metrics to evaluate our Company’s performance. In addition to net sales, net earnings (loss) and other results under GAAP, two other key operating metrics we use are GMV and inventory turnover rate. Beginning in the first quarter of 2023, we made changes to how we calculate these metrics to more closely align with how our business is operated. Changes in the methodologies are discussed below and prior periods have been adjusted to reflect a comparable presentation.
•GMV: calculated as the total dollar value of merchandise sold through our digital platforms and stores. GMV includes net merchandise sales from inventory we own, as well as the retail value of merchandise sold under our unowned inventory models with our vendors. We use GMV as an indicator of the scale and growth of our operations and the impact of our unowned inventory models. Prior to the first quarter of 2023, we also included non-merchandise sales in our GMV calculation.
•Inventory Turnover Rate: calculated as the trailing 4-quarter merchandise cost of sales divided by the trailing 13-month average inventory. Inventory turnover rate is an indicator of our success in optimizing inventory volumes in accordance with customer demand. Prior to the first quarter of 2023, we calculated inventory turnover rate as the trailing 4-quarter cost of sales and related buying and occupancy costs divided by the trailing 4-quarter average inventory.
Net Sales
The following table summarizes net sales:

	Quarter Ended
	April 29, 2023	April 30, 2022
Net sales:
Nordstrom	$2,027	$2,289
Nordstrom Rack	1,037	1,178
Total net sales	$3,064	$3,467

Net sales (decrease) increase:
Nordstrom	(11.4%)	23.5%
Nordstrom Rack	(11.9%)	10.3%
Total Company	(11.6%)	18.7%

Digital sales as a % of total net sales	36%	39%
Digital sales decrease	(17%)	—%

Nordstrom GMV (decrease) increase	(11.8%)	24.1%
Total Company GMV (decrease) increase	(11.9%)	19.1%
Total Company net sales and GMV decreased for the first quarter of 2023, compared with the same period in 2022. Approximately 175 basis points of the decrease was due to the deconsolidation of our Canadian operations as of March 2, 2023 (see Note 2: Canada Wind-down). Most categories were down in the first quarter of 2023, compared with the same period in 2022, which benefited from strong pent-up demand for a return to occasions after the pandemic. Active was the strongest category, while beauty and men’s apparel performed above average.
Total Company digital sales decreased in the first quarter of 2023, compared with the same period in 2022, and represented 36% of total net sales. Eliminating store fulfillment for Nordstrom Rack digital orders during the third quarter of 2022 and sunsetting Trunk Club earlier in 2022 negatively impacted first quarter digital sales by approximately 800 basis points.
Nordstrom net sales and GMV decreased for the first quarter of 2023, compared with the first quarter of 2022, which reflected a decrease in the number of items sold, partially offset by an increase in the average selling price per item sold. The wind-down of Canadian operations had a negative impact on Nordstrom net sales of approximately 270 basis points.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
Nordstrom Rack net sales decreased for the first quarter of 2023 compared with the same period in 2022, which reflected a decrease in the number of items sold, partially offset by an increase in the average selling price per item sold. Eliminating store fulfillment for Nordstrom Rack digital orders during the third quarter of 2022 negatively impacted Nordstrom Rack sales by approximately 600 basis points.
There were two Nordstrom Rack store openings during the first quarter of 2023. Subsequent to quarter end, we opened five Nordstrom Rack stores and relocated one Nordstrom Rack store. We deconsolidated six Nordstrom and seven Nordstrom Rack stores in Canada as of March 2, 2023 (see Note 2: Canada Wind-down in Item 1).
Credit Card Revenues, Net
Credit card revenues, net were $117 for the first quarter of 2023, compared with $102 for the same period in 2022. The increase was due to higher finance charges from both higher rates and outstanding balances, and higher revenue recognized in connection with our 2022 TD program agreement amendment. The increase was partially offset by increased credit losses.
Fiscal Year 2023 Total Revenue Outlook
In fiscal 2023, which includes a 53rd week, we expect total revenue, including retail sales and credit card revenues, to decline 4 to 6 percent compared with fiscal 2022. Our outlook includes approximately 250 basis points of negative impact from the wind-down of business operations in Canada (see Note 2: Canada Wind-down for more information) and approximately 130 basis points of positive impact from the 53rd week.
Gross Profit
The following table summarizes gross profit:

	Quarter Ended
	April 29, 2023	April 30, 2022
Gross profit	$1,036	$1,136
Gross profit as a % of net sales	33.8%	32.8%
Inventory turnover rate	3.4	3.4
Gross profit decreased $100 during the first quarter of 2023, compared with the same period in 2022, due to lower sales, partially offset by increased inventory productivity. Gross profit increased 110 basis points as a rate of net sales, primarily due to our focus on increasing inventory productivity. Ending inventory decreased 8% compared with the same period in 2022, versus a 12% decrease in sales.
Selling, General and Administrative Expenses
SG&A is summarized in the following table:

	Quarter Ended
	April 29, 2023	April 30, 2022
SG&A expenses	$1,103	$1,165
SG&A expenses as a % of net sales	36.0%	33.6%
SG&A decreased $62 during the first quarter of 2023, compared with the same period in 2022, due to a decrease in variable expenses on lower sales and supply chain efficiencies. The first quarter of 2022 included a $51 gain on sale of our interest in a corporate office building. SG&A rate increased 240 basis points primarily due to a 120 basis point net impact in the first quarter of 2022 from a gain on sale of our interest in a corporate office building and an impairment charge related to costs associated with the wind-down of Trunk Club. SG&A rate also increased due to deleverage on lower sales volume, partially offset by improvements in variable costs from supply chain efficiency initiatives.
Canada Wind-down Costs
We recognized charges associated with the wind-down of Nordstrom Canada of $309 in the first quarter of 2023 (see Note 2: Canada Wind-down in Item 1).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
Earnings (Loss) Before Interest and Income Taxes
EBIT is summarized in the following table:

	Quarter Ended
	April 29, 2023	April 30, 2022
EBIT	($259)	$73
EBIT as a % of net sales	(8.5%)	2.1%
EBIT decreased $332 and 1,060 basis points during the first quarter of 2023, compared with the same period in 2022. The decrease was due to $309 of expenses associated with the wind-down of Canadian operations in the first quarter of 2023 and lower sales volume, partially offset by supply chain efficiencies and improved inventory productivity. The first quarter of 2022 also included a $51 gain on sale of our interest in a corporate office building and a $10 impairment charge related to costs associated with the wind-down of Trunk Club.
Interest Expense, Net
Interest expense, net was $28 for the first quarter of 2023, compared with $35 for the same period in 2022. The decrease was primarily due to an increase in interest income.
Income Tax Expense
Income tax expense is summarized in the following table:

	Quarter Ended
	April 29, 2023	April 30, 2022
Income tax (benefit) expense	($82)	$18
Effective tax rate	28.6%	46.8%

The effective tax rate decreased in the first quarter of 2023, compared with the same period in 2022, primarily due to net tax benefits of $93 related to the wind-down of Canadian operations recorded in the first quarter of 2023. Excluding the approximate 22 percentage point impact of the wind-down, income tax expense in the first quarter of 2023 was 50.7% of pretax earnings. Both periods were impacted by additional tax expense related to stock-based compensation, however the loss before income taxes in the first quarter of 2023 resulted in a favorable impact on the overall effective tax rate compared with an unfavorable impact to the first quarter of 2022, which had earnings before income taxes.
Earnings Per Share
EPS is as follows:

	Quarter Ended
	April 29, 2023	April 30, 2022
Basic	($1.27)	$0.13
Diluted	($1.27)	$0.13
Diluted EPS decreased $1.40 for the first quarter of 2023, compared with the same period in 2022, primarily due to charges related to the wind-down of Canadian operations that reduced diluted EPS by $1.34 per share. The quarter ended April 30, 2022 includes a net favorable impact of $0.19 per diluted share due to the gain on sale of our interest in a corporate office building, partially offset by an impairment charge related to costs associated with the wind-down of Trunk Club.

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
The following is a reconciliation of net (loss) earnings to Adjusted EBIT and Adjusted EBITDA and net earnings as a percent of net sales to Adjusted EBIT margin:

	Quarter Ended
	April 29, 2023	April 30, 2022
Net (loss) earnings	($205)	$20
Income tax (benefit) expense	(82)	18
Interest expense, net	28	35
(Loss) earnings before interest and income taxes	(259)	73

Canada wind-down costs	309	—
Trunk Club wind-down costs	—	10
Gain on sale of interest in a corporate office building	—	(51)
Adjusted EBIT	50	32

Depreciation and amortization expenses	144	152
Amortization of developer reimbursements	(17)	(18)
Adjusted EBITDA	$177	$166

Net sales	$3,064	$3,467
Net earnings as a % of net sales	(6.7%)	0.6%
EBIT margin %	(8.5%)	2.1%
Adjusted EBIT margin %	1.6%	0.9%
The following is a reconciliation of diluted EPS to Adjusted EPS:

	Quarter Ended
	April 29, 2023	April 30, 2022
Diluted EPS	($1.27)	$0.13
Canada wind-down costs	1.92	—
Trunk Club wind-down costs	—	0.06
Gain on sale of interest in a corporate office building	—	(0.32)
Income tax impact on adjustments[1]	(0.58)	0.07
Adjusted EPS	$0.07	($0.06)
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

	Four Quarters Ended
	April 29, 2023	April 30, 2022
Net earnings	$20	$364
Income tax (benefit) expense	(8)	142
Interest expense	138	145
Earnings before interest and income tax expense	150	651

Operating lease interest[1]	85	86
Adjusted net operating profit	235	737

Estimated income tax benefit (expense)[2]	166	(206)
Adjusted net operating profit after tax	$401	$531

Average total assets	$9,061	$9,228
Average deferred property incentives in excess of ROU assets[3]	(188)	(223)
Average non-interest bearing current liabilities	(3,203)	(3,347)
Average invested capital	$5,670	$5,658

Return on assets	0.2%	3.9%
Adjusted ROIC[4]	7.1%	9.4%
1 Operating lease interest is a component of operating lease cost recorded in occupancy costs. We add back operating lease interest for purposes of calculating adjusted net operating profit for consistency with the treatment of interest expense on our debt.
2 Estimated income tax benefit (expense) is calculated by multiplying the adjusted net operating profit by the effective tax rate for the trailing twelve-month periods ended April 29, 2023 and April 30, 2022. The effective tax rate is calculated by dividing income tax by earnings before income taxes for the same trailing twelve-month periods.
3 For leases with property incentives that exceed the ROU assets, we reclassify the amount from assets to other current liabilities and other liabilities on the Condensed Consolidated Balance Sheets. The current and non-current amounts are used to reduce average total assets above, as this better reflects how we manage our business.
4 Results for the four quarters ended April 29, 2023 included the $309 impact of the Canada wind-down in the first quarter of 2023, which negatively impacted return on assets by approximately 240 basis points and had an immaterial impact on Adjusted ROIC.
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
We ended the first quarter of 2023 with $581 in cash and cash equivalents and $800 of additional liquidity available on our Revolver. Cash and cash equivalents in the first quarter of 2023 increased from $484 in the first quarter of 2022, driven by cash flow from earnings, partially offset by capital expenditures and dividends. We believe that our operating cash flows are sufficient to meet our cash requirements for the next 12 months and beyond. Our cash requirements are subject to change as business conditions warrant and opportunities arise and we may elect to raise additional funds in the future through the issuance of either debt or equity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
The following is a summary of our cash flows by activity:

	Quarter Ended
	April 29, 2023	April 30, 2022
Net cash provided by operating activities	$16	$187
Net cash used in investing activities	(123)	(11)
Net cash provided by (used in) financing activities	1	(14)
Operating Activities
Net cash provided by operating activities decreased $171 for the quarter ended April 29, 2023 due to a seasonal increase in working capital in the first quarter of 2023, compared with a reduction of excess inventory levels in the first quarter of 2022, partially offset by performance-related payments.
Investing Activities
Net cash used in investing activities increased $112 for the quarter ended April 29, 2023, compared with the same period in 2022, primarily due to the sale of our interest in a corporate office building in 2022 and the decrease in cash and cash equivalents resulting from the deconsolidation of Canada in 2023 (see Note 1: Basis of Presentation and Note 2: Canada Wind-down in Item 1).
Capital Expenditures
Our capital expenditures, net are summarized as follows:

	Quarter Ended
	April 29, 2023	April 30, 2022
Capital expenditures	$106	$96
Deferred property incentives[1]	(4)	(5)
Capital expenditures, net	$102	$91

Capital expenditures as a % of net sales	3.4%	2.8%
1 Deferred property incentives are included in our cash provided by operations in our Condensed Consolidated Statements of Cash Flows in Item 1. We operationally view the property incentives we receive from our developers and vendors as an offset to our capital expenditures.
Financing Activities
Net cash from financing activities increased $15 for the quarter ended April 29, 2023, compared with the same period in 2022, primarily due to payment timing of cash book overdrafts.
Share Repurchases
We repurchased $1 for the quarter ended April 29, 2023, compared with no share repurchases in the quarter ended April 30, 2022.
Dividends
We paid $30, or $0.19 per share, for both the quarter ended April 29, 2023 and the quarter ended April 30, 2022.

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

	Quarter Ended
	April 29, 2023	April 30, 2022
Net cash provided by operating activities	$16	$187
Capital expenditures	(106)	(96)
Change in cash book overdrafts	29	16
Free Cash Flow	($61)	$107
CAPITAL RESOURCES
Borrowing Capacity and Activity
As of April 29, 2023, we had total short-term borrowing capacity of $800 under the Revolver that expires in May 2027. As of April 29, 2023, we had no borrowings outstanding under our Revolver and no issuances outstanding under our commercial paper program. For more information about our credit facilities, see Note 4: Debt and Credit Facilities in Item 1.
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

	Credit Ratings	Outlook
Moody’s	Ba1	Negative
S&P Global Ratings	BB+	Negative
Fitch	BB+	Stable
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
As of April 29, 2023, we were in compliance with all covenants. We have certain limitations with respect to the payment of dividends and share repurchases under our Revolver agreement. For more information about our Revolver covenants, see Note 4: Debt and Credit Facilities in Item 1.
On March 1, 2023, we amended our Revolver agreement. See Note 2: Canada Wind-down in Item 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted debt to EBITDAR is one of our key financial metrics and we believe that our debt levels are best analyzed using this measure, as it provides a reflection of our creditworthiness which could impact our credit ratings and borrowing costs. This metric is calculated in accordance with the updates in our Revolver covenant and is a key component in assessing whether our revolving credit facility is secured or unsecured, as well as our ability to make dividend payments and share repurchases. Our goal is to manage debt levels to achieve and maintain investment-grade credit ratings while operating with an efficient capital structure. For more information regarding our Revolver, see Note 4: Debt and Credit Facilities in Item 1.
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

April 29, 2023
Debt	$2,857
Operating lease liabilities	1,655
Adjusted debt	$4,512

Four Quarters Ended April 29, 2023
Net earnings	$20
Income tax benefit	(8)
Interest expense, net	121
Earnings before interest and income taxes	133

Depreciation and amortization expenses	597
Operating Lease Cost	275
Amortization of developer reimbursements[1]	71
Other Revolver covenant adjustments[2]	418
Adjusted EBITDAR	$1,494

Debt to Net Earnings	141.4
Adjusted debt to EBITDAR	3.0
1 Amortization of developer reimbursements is a non-cash reduction of Operating Lease Cost and is therefore added back to Operating Lease Cost for purposes of our Revolver covenant calculation.
2 Other adjusting items to reconcile net earnings to Adjusted EBITDAR as defined by our Revolver covenant include interest income, certain non-cash charges and other gains and losses where relevant. For the four quarters ended April 29, 2023, other Revolver covenant adjustments primarily included costs associated with the wind-down of our Canadian operations, a supply chain technology and related asset impairment and the wind-down of Trunk Club.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our financial statements in conformity with GAAP requires that we make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities.
We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe that the estimates, assumptions and judgments involved in the accounting policies referred to in our 2022 Annual Report have the greatest potential effect on our financial statements, so we consider these to be our critical accounting policies and estimates. Our management has discussed the development and selection of these critical accounting estimates with the Audit & Finance Committee of our Board of Directors. There have been no material changes to our significant accounting policies or critical accounting estimates as described in our 2022 Annual Report, except as noted below, and the following should be read in conjunction with Note 2: Canada Wind-down in Item 1.
Canada Wind-down
To assess the estimated fair value of our Nordstrom Canada investment and our related-party receivables, we estimated the assets available for distribution in relation to expected claims at the time of filing. The estimated amount of Nordstrom Canada’s liabilities exceeded the estimated fair value of assets available for distribution to creditors, and in relation to the receivables, we may not recover any proceeds. As a result, our fair value is recorded as zero in our Condensed Consolidated Balance Sheets as of April 29, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
In the first quarter of 2023, we recognized a liability for certain Nordstrom, Inc. guarantees related to a portion of Nordstrom Canada leases. The estimated liability is our current best estimate and is based on expectations that claims will be asserted against us and negotiated settlements will be reached, and not on any determination that it is probable that we would be found liable were these claims to be litigated and for how much.
Our estimates are dependent on the outcome of the Nordstrom Canada wind-down process, including the amount of third-party and Nordstrom claims asserted and recognized in the claims process, the amount of assets available for distribution, the negotiation of a CCAA plan of arrangement approved by the creditors and the Ontario Superior Court of Justice and the outcome of negotiations regarding the leases. We are in the early stages of the wind-down process and our estimates of losses are based on currently available information and our assessment of the validity of certain expected claims. These estimates may change as new information becomes available and it is reasonably possible that they may materially change from the estimated amounts. Increases in estimated costs to settle claims and decreases in estimated assets available for distribution may result in additional material charges. At the same time, any future decreases in estimated costs to settle claims or increases in estimated assets available for distribution may result in a gain, which will reduce our estimated charges. See Note 2: Canada Wind-down for additional information.
RECENT ACCOUNTING PRONOUNCEMENTS
In May 2023, the SEC adopted the final rule under SEC Release No. 34-97424, Share Repurchase Disclosure Modernization, requiring disclosures related to issuers’ share repurchases that will provide investors with enhanced information to assess the purposes and effects of the repurchases. Disclosure requirements under this rule will be effective for us in the fourth quarter of 2023. The adoption of this final rule is not anticipated to have a material impact on our results of operations, liquidity or capital resources.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We discussed our interest rate risk and foreign currency exchange risk in our 2022 Annual Report. There have been no material changes to these risks since that time.

Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
On May 10, 2023, we filed an 8-K announcing the appointment of Cathy R. Smith to Chief Financial Officer and Treasurer, and the Company’s principal financial officer, effective May 29, 2023. The 8-K also announced the departure of Michael W. Maher, who has been serving as our interim principal financial officer since the third quarter of 2022, as an officer, employee and the Company’s principal financial officer for the purposes of the Exchange Act. We do not believe that the announcement of Mr. Maher’s resignation has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our Chief Executive Officer, Erik B. Nordstrom, serves as our principal executive officer for the purposes of the Exchange Act.
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
On March 2, 2023, Nordstrom Canada commenced a wind-down of its business operations. Nordstrom Canada entities obtained an Initial Order from the Ontario Superior Court of Justice under the CCAA to facilitate the wind-down in an orderly fashion. See Note 2: Canada Wind-down in Part I for more information.
As of the date of this report, we do not believe any other currently identified claim, proceeding or litigation, either alone or in the aggregate, will have a material impact on our results of operations, financial position or cash flows. Since these matters are subject to inherent uncertainties, our view of them may change in the future.
Item 1A. Risk Factors.
There have been no material changes to the Risk Factors described in our 2022 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) SHARE REPURCHASES
(Dollar and share amounts in millions, except per share amounts)
The following is a summary of our first quarter share repurchases:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs
February 2023 (January 29, 2023 to February 25, 2023)	0.03	$19.41	0.03	$438
March 2023 (February 26, 2023 to April 1, 2023)	—	—	—	$438
April 2023 (April 2, 2023 to April 29, 2023)	—	—	—	$438
Total	0.03	$19.41	0.03
See Note 7: Shareholders’ Equity in Item 1 for more information about our May 2022 share repurchase program.
Item 6. Exhibits.
(a) The information required under this item is incorporated herein by reference or filed or furnished as part of this report at:

Page
Nordstrom, Inc. and Subsidiaries Exhibit Index	31
All other exhibits are omitted because they are not applicable, not required or because the information required has been given as part of this report.

NORDSTROM, INC.
Exhibit Index

Incorporated by Reference
Exhibit			Form	Exhibit	Filing Date

10.1	*	Nordstrom, Inc. 2019 Equity Incentive Plan (2023 Amendment)	DEF 14A	Appendix B	4/28/2023

10.2	*	Form of 2023 Restricted Stock Unit Agreement – Supplemental Award under the 2019 Equity Incentive Plan	8-K	10.1	5/10/2023

31.1	†	Certification of Chief Executive Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	†	Inline XBRL Instance Document

101.SCH	†	Inline XBRL Taxonomy Extension Schema Document

101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	†	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	†	Cover Page Interactive Data File (Inline XBRL)

* Management contract, compensatory plan or arrangement
† Filed herewith electronically
‡ Furnished herewith electronically

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Michael W. Maher
Michael W. Maher
Chief Accounting Officer
(Principal Accounting Officer)

Date:	June 7, 2023