Form 10-Q
period 2023-07-29
NORDSTROM INC
filed 2023-09-01
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2023
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
Yes ☐ No ☑
Common stock outstanding as of August 25, 2023: 161,678,415 shares

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

EBIT	Earnings (loss) before interest and income taxes
EBIT Margin	Earnings (loss) before interest and income taxes as a percent of net sales
EBITDA	Earnings (loss) before interest, income taxes, depreciation and amortization
EBITDAR	Earnings (loss) before interest, income taxes, depreciation, amortization and rent, as defined by our Revolver covenant
EPS	Earnings (loss) per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Second quarter of 2023	13 fiscal weeks ending July 29, 2023
Second quarter of 2022	13 fiscal weeks ending July 30, 2022
Fiscal year 2023	53 fiscal weeks ending February 3, 2024
Fiscal year 2022	52 fiscal weeks ending January 28, 2023
GAAP	U.S. generally accepted accounting principles
GMV	Gross merchandise value
Gross profit	Net sales less cost of sales and related buying and occupancy costs
Leverage Ratio	The sum of our funded debt and operating lease liabilities divided by the preceding twelve months of Adjusted EBITDAR as defined by our Revolver covenant
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAV	Net asset value
NMN	Nordstrom Media Network, where we use our first party data and marketing infrastructure to drive cooperative marketing with vendors across both offsite and onsite marketing platforms
Nordstrom	Nordstrom.com, Nordstrom U.S. stores, Nordstrom Local and ASOS | Nordstrom. Nordstrom also included Canada operations prior to March 2, 2023, inclusive of Nordstrom.ca, Nordstrom Canadian stores and Nordstrom Rack Canadian stores, and TrunkClub.com prior to October 2022.
Nordstrom Canada	Nordstrom Canada Retail, Inc., Nordstrom Canada Holdings, LLC and Nordstrom Canada Holdings II, LLC
Nordstrom Local	Nordstrom Local service hubs, which offer order pickups, returns, alterations and other services
Nordstrom Rack	NordstromRack.com, Nordstrom Rack U.S. stores and Last Chance clearance stores
The Nordy Club	Our customer loyalty program
NYSE	New York Stock Exchange
Operating Lease Cost	Fixed rent expense, including fixed common area maintenance expense, net of developer reimbursement amortization
PCAOB	Public Company Accounting Oversight Board (United States)
Property incentives	Developer and vendor reimbursements
PSU	Performance share unit
Revolver	Senior revolving credit facility
Rights Plan	Our limited-duration Shareholder Rights Agreement adopted by the Board of Directors
ROU asset	Operating lease right-of-use asset
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
SERP	Unfunded defined benefit Supplemental Executive Retirement Plan
SG&A	Selling, general and administrative
Supply Chain Network	Fulfillment centers that primarily process and ship orders to our customers, distribution centers that primarily process and ship merchandise to our stores and other facilities and omni-channel centers that both fulfill customer orders and ship merchandise to our stores
TD	Toronto-Dominion Bank, N.A.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales	$3,662	$3,991	$6,726	$7,458
Credit card revenues, net	110	104	227	207
Total revenues	3,772	4,095	6,953	7,665
Cost of sales and related buying and occupancy costs	(2,380)	(2,586)	(4,407)	(4,917)
Selling, general and administrative expenses	(1,200)	(1,307)	(2,304)	(2,473)
Canada wind-down costs	—	—	(309)	—
Earnings (loss) before interest and income taxes	192	202	(67)	275
Interest expense, net	(26)	(34)	(54)	(69)
Earnings (loss) before income taxes	166	168	(121)	206
Income tax (expense) benefit	(29)	(42)	54	(60)
Net earnings (loss)	$137	$126	($67)	$146

Earnings (loss) per share:
Basic	$0.85	$0.78	($0.42)	$0.91
Diluted	$0.84	$0.77	($0.42)	$0.90

Weighted-average shares outstanding:
Basic	161.7	160.6	161.3	160.3
Diluted	163.2	162.9	161.3	162.9
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net earnings (loss)	$137	$126	($67)	$146
Foreign currency translation adjustment	—	—	(4)	(1)
Post retirement plan adjustments, net of tax	—	—	—	1
Comprehensive net earnings (loss)	$137	$126	($71)	$146
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	July 29, 2023	January 28, 2023	July 30, 2022
Assets
Current assets:
Cash and cash equivalents	$885	$687	$494
Accounts receivable, net	246	265	300
Merchandise inventories	1,979	1,941	2,399
Prepaid expenses and other current assets	400	316	408
Total current assets	3,510	3,209	3,601

Land, property and equipment (net of accumulated depreciation of $8,254, $8,289 and $7,943)	3,181	3,351	3,443
Operating lease right-of-use assets	1,381	1,470	1,466
Goodwill	249	249	249
Other assets	480	466	403
Total assets	$8,801	$8,745	$9,162

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,434	$1,238	$1,747
Accrued salaries, wages and related benefits	375	291	302
Current portion of operating lease liabilities	224	258	253
Other current liabilities	1,264	1,203	1,254
Current portion of long-term debt	249	—	—
Total current liabilities	3,546	2,990	3,556

Long-term debt, net	2,609	2,856	2,853
Noncurrent operating lease liabilities	1,392	1,526	1,526
Other liabilities	580	634	564

Commitments and contingencies (Note 2)

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 161.7, 160.1 and 159.8 shares issued and outstanding	3,388	3,353	3,314
Accumulated deficit	(2,717)	(2,588)	(2,601)
Accumulated other comprehensive gain (loss)	3	(26)	(50)
Total shareholders’ equity	674	739	663
Total liabilities and shareholders’ equity	$8,801	$8,745	$9,162
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Common stock
Balance, beginning of period	$3,372	$3,301	$3,353	$3,283
Issuance of common stock under stock compensation plans	2	1	13	9
Stock-based compensation	14	12	22	22
Balance, end of period	$3,388	$3,314	$3,388	$3,314

Accumulated deficit
Balance, beginning of period	($2,824)	($2,662)	($2,588)	($2,652)
Net earnings (loss)	137	126	(67)	146
Dividends	(30)	(30)	(61)	(60)
Repurchase of common stock	—	(35)	(1)	(35)
Balance, end of period	($2,717)	($2,601)	($2,717)	($2,601)

Accumulated other comprehensive gain (loss)
Balance, beginning of period	$3	($50)	($26)	($50)
Accumulated translation loss reclassified to earnings	—	—	33	—
Other comprehensive loss	—	—	(4)	—
Balance, end of period	$3	($50)	$3	($50)

Total shareholders’ equity	$674	$663	$674	$663

Dividends per share	$0.19	$0.19	$0.38	$0.38
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six Months Ended
	July 29, 2023	July 30, 2022
Operating Activities
Net (loss) earnings	($67)	$146
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expenses	285	301
Canada wind-down costs	220	—
Right-of-use asset amortization	86	93
Deferred income taxes, net	(17)	(31)
Stock-based compensation expense	28	39
Other, net	(47)	(41)
Change in operating assets and liabilities:
Merchandise inventories	(78)	(38)
Other current and noncurrent assets	(81)	(116)
Accounts payable	99	133
Accrued salaries, wages and related benefits	89	(82)
Lease liabilities	(134)	(133)
Other current and noncurrent liabilities	82	102
Net cash provided by operating activities	465	373

Investing Activities
Capital expenditures	(225)	(215)
Decrease in cash and cash equivalents resulting from Canada deconsolidation	(33)	—
Proceeds from the sale of assets and other, net	29	82
Net cash used in investing activities	(229)	(133)

Financing Activities
Change in cash book overdrafts	18	36
Cash dividends paid	(61)	(60)
Payments for repurchase of common stock	(1)	(35)
Proceeds from issuances under stock compensation plans	13	9
Other, net	(7)	(18)
Net cash used in financing activities	(38)	(68)

Net increase in cash and cash equivalents	198	172
Cash and cash equivalents at beginning of period	687	322
Cash and cash equivalents at end of period	$885	$494

Supplemental Cash Flow Information
Income taxes paid, net of refunds received	$12	$91
Interest paid, net of capitalized interest	68	69
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
The Condensed Consolidated Financial Statements as of and for the periods ended July 29, 2023 and July 30, 2022 are unaudited. The Condensed Consolidated Balance Sheet as of January 28, 2023 has been derived from the audited Consolidated Financial Statements included in our 2022 Annual Report. The interim Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and related footnote disclosures contained in our 2022 Annual Report.
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
Seasonality
Our business, like that of other retailers, is subject to seasonal fluctuations and cyclical trends in consumer spending. Our sales are typically higher in our second quarter, which usually includes most of our Anniversary Sale, and in the fourth quarter due to the holidays. One week of our Anniversary Sale shifted from the second quarter in 2022 to the third quarter in 2023.
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
Leases
We incurred operating lease liabilities arising from lease agreements of $121 for the six months ended July 29, 2023 and $113 for the six months ended July 30, 2022.
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

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
Investments
From time to time, we invest in financial interests of private companies and venture capital funds that align with our business and omni-channel strategies, which are recorded in other assets in the Condensed Consolidated Balance Sheets and proceeds from the sale of assets and other, net within investing activities on the Condensed Consolidated Statements of Cash Flows.

During the first quarter of 2022, in connection with the sale of a limited partnership interest in a corporate office building, we recognized a gain of $51 in our Corporate/Other SG&A expense in the Condensed Consolidated Statement of Earnings and $73 in proceeds from the sale of assets and other, net within investing activities on the Condensed Consolidated Statement of Cash Flows.
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
NOTE 2: CANADA WIND-DOWN
Background
On March 2, 2023, as part of our initiatives to drive long-term profitable growth and enhance shareholder value, and after careful consideration of all reasonably available options, we announced the decision to discontinue support for Nordstrom Canada’s operations. Accordingly, Nordstrom Canada commenced a wind-down of its business operations, obtaining an Initial Order from the Ontario Superior Court of Justice under the CCAA on March 2, 2023 to facilitate the wind-down in an orderly fashion. Nordstrom Canada’s ecommerce platform ceased operations on March 2, 2023 and the closure of our six Nordstrom and seven Nordstrom Rack stores was completed in June 2023.
The Ontario Superior Court of Justice has appointed a monitor to oversee the wind-down process. Subsequent to the CCAA filing, Nordstrom has been providing limited support to Nordstrom Canada for the purpose of supporting an orderly wind-down, including providing shared services and temporary use of intellectual property.
Wind-down Costs and Deconsolidation of Nordstrom Canada
The following table provides detail of pre-tax charges, recorded in the first quarter of 2023, associated with the wind-down of operations in Canada:

Six Months Ended July 29, 2023
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
Loss on Canada Write-off and Accumulated Translation Loss
While Nordstrom continues to own 100% of the shares of Nordstrom Canada, as of March 2, 2023, the date of the CCAA filing, we no longer have a controlling interest under GAAP and have deconsolidated Nordstrom Canada. We hold a variable interest in the Nordstrom Canada entities, which are considered variable interest entities, but are not consolidated, as we are no longer the primary beneficiary.

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
In the first quarter of 2023, we recorded a pre-tax loss on Canada write-off of $187 that included the derecognition of Nordstrom Canada’s assets and liabilities and the write-down of both our Nordstrom Canada investment and related-party receivables to estimated fair value. In addition, in the first quarter of 2023, we recognized a charge of $33 related to the derecognition of the accumulated comprehensive loss on foreign currency translation.
To assess the estimated fair value of our Nordstrom Canada investment and our related-party receivables, we estimated the assets available for distribution in relation to expected claims. At the time of filing, the estimated amount of Nordstrom Canada’s liabilities exceeded the estimated fair value of assets available for distribution to creditors, and in relation to the receivables, we may not recover any proceeds. As a result, our fair value was recorded as zero in our Condensed Consolidated Balance Sheets as of April 29, 2023. As of July 29, 2023, based on currently available information, there have been no significant changes in our estimates.
Prior to deconsolidation, Nordstrom made loans to and incurred receivables from the Canadian subsidiaries. These loans were considered intercompany transactions and were eliminated in consolidation of Nordstrom. Subsequent to deconsolidation, these receivables were no longer eliminated through consolidation, are considered related-party transactions and are recorded in our Condensed Consolidated Balance Sheets at estimated fair value. As of July 29, 2023, Nordstrom had an outstanding liability to Nordstrom Canada of $62 related to certain intercompany charges incurred prior to deconsolidation, which is expected to be addressed as part of the wind-down process.
Contingent Liabilities and Guarantees
As of July 29, 2023, we recorded a contingent liability of $77 as our current best estimate of expected payments for claims that may be asserted against us, primarily consisting of lease guarantees. Nordstrom has guaranteed certain lease obligations of Nordstrom Canada, with payment required by Nordstrom, Inc. upon failure of Nordstrom Canada to fulfill its obligations under the leases. Our estimate is based on expectations that claims will be asserted against us and negotiated settlements will be reached, and not on any determination that it is probable that we would be found liable were these claims to be litigated and for how much. The maximum potential undiscounted future minimum lease and real estate tax payments under these guarantees were approximately $200 as of July 29, 2023.
Employee Trust
In connection with the filing, Nordstrom established an employee trust to fund termination and severance payments to employees of Nordstrom Canada. For the six months ended July 29, 2023, we contributed $10 based on our best estimate to fully fund the employee trust, and we committed to provide up to an additional $8 depending on eligible employee claims. The cash balance of the employee trust is not recorded in Nordstrom, Inc.’s Condensed Consolidated Balance Sheets.
Debtor-in-Possession Financing
If needed, Nordstrom has agreed to provide Nordstrom Canada debtor-in-possession financing up to $11. However, we believe Nordstrom Canada has sufficient liquidity to sustain operations through the wind-down period. As of July 29, 2023, there were no outstanding borrowings.
Estimates
All our estimates are dependent on the outcome of the Nordstrom Canada wind-down process, including the amount of third-party and Nordstrom claims asserted and recognized in the claims process, the amount of assets available for distribution, the negotiation of a CCAA plan of arrangement approved by the creditors and the Ontario Superior Court of Justice and the outcome of negotiations regarding the leases. We continue to work through the wind-down process and our estimates of losses are based on currently available information and our assessment of the validity of certain expected claims. These estimates may change as new information becomes available and it is reasonably possible that they may materially change from the estimated amounts. Increases in estimated costs to settle claims and decreases in estimated assets available for distribution may result in additional material charges. At the same time, any future decreases in estimated costs to settle claims or increases in estimated assets available for distribution may result in a gain, which would reduce our estimated charges.
Amendment of Revolver Agreement
On March 1, 2023, we amended our Revolver originally dated May 6, 2022. Prior to this amendment, Nordstrom Canada Retail, Inc. was a loan party under the Revolver and the obligations under the Revolver were secured, in part, by the assets of this subsidiary. As a result of this amendment, Nordstrom Canada Retail, Inc. was removed as a loan party and obligations under the Revolver are no longer secured by these assets. In addition, this amendment excludes as subsidiaries or affiliates all Nordstrom Canada entities and carves out certain CCAA-related expenses and obligations from financial covenants under the Revolver.
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
(Unaudited)
NOTE 3: REVENUE
Contract Liabilities
Contract liabilities represent our obligation to transfer goods or services to customers and include deferred revenue for The Nordy Club (including points and Nordstrom Notes), gift cards and our amended 2022 TD program agreement. Our contract liabilities are classified on the Condensed Consolidated Balance Sheets as follows:

	Other current liabilities	Other liabilities
Balance as of January 29, 2022	$478	$—
Balance as of April 30, 2022	442	—
Balance as of July 30, 2022	438	—

Balance as of January 28, 2023	536	136
Balance as of April 29, 2023	489	123
Balance as of July 29, 2023	464	111
Revenues recognized from our beginning contract liability balance were $131 and $218 for the quarter and six months ended July 29, 2023 and $119 and $197 for the quarter and six months ended July 30, 2022.
Disaggregation of Revenue
The following table summarizes our disaggregated net sales:

	Quarter Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Nordstrom	$2,491	$2,771	$4,518	$5,060
Nordstrom Rack	1,171	1,220	2,208	2,398
Total net sales	$3,662	$3,991	$6,726	$7,458

Digital sales as a % of total net sales	36%	38%	36%	38%
The following table summarizes the percent of net sales by merchandise category:

	Quarter Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Women’s Apparel	28%	29%	28%	29%
Shoes	26%	25%	26%	25%
Men’s Apparel	15%	15%	15%	15%
Accessories	12%	13%	12%	13%
Beauty	12%	11%	12%	11%
Kids’ Apparel	4%	4%	4%	4%
Other	3%	3%	3%	3%
Total net sales	100%	100%	100%	100%
NOTE 4: DEBT AND CREDIT FACILITIES
Credit Facilities
As of July 29, 2023, we had total short-term borrowing capacity of $800 and no outstanding borrowings under the Revolver that expires in May 2027. Provided that we obtain written consent from the lenders, we have the option to increase the Revolver by up to $200, to a total of $1,000, and two options to extend the Revolver for additional one-year terms.

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
Under the Revolver, we have two financial covenant tests that need to be met on a quarterly basis: a Leverage Ratio that is less than or equal to 4 times and a fixed charge coverage ratio that is greater than or equal to 1.25 times. As of July 29, 2023, we were in compliance with all covenants.
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
Our $800 commercial paper program allows us to use the proceeds to fund operating cash requirements. Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. The issuance of commercial paper has the effect of reducing available liquidity under the Revolver by an amount equal to the principal amount of commercial paper outstanding. Conversely, borrowings under our Revolver have the effect of reducing the available capacity of our commercial paper program by an amount equal to the amount outstanding. As of July 29, 2023, we had no issuances outstanding under our commercial paper program.
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
Long-term debt is recorded at carrying value. If long-term debt was measured at fair value, we would use quoted market prices of the same or similar issues, which is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	July 29, 2023	January 28, 2023	July 30, 2022
Carrying value of long-term debt	$2,858	$2,856	$2,853
Fair value of long-term debt	2,324	2,278	2,433
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
In the first quarter of 2023, we measured our investment in Nordstrom Canada, our related-party receivables and related lease guarantees at fair value (see Note 2: Canada Wind-down for additional information).

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
NOTE 6: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
RSUs	$10	$11	$20	$23
Stock options	3	6	4	11
Other[1]	2	3	4	5
Total stock-based compensation expense, before income tax benefit	15	20	28	39
Income tax benefit	(4)	(5)	(7)	(10)
Total stock-based compensation expense, net of income tax benefit	$11	$15	$21	$29
1 Other stock-based compensation expense includes PSUs, ESPP and nonemployee director stock awards.
The following table summarizes our grant allocations:

	Six Months Ended
	July 29, 2023		July 30, 2022
	Granted	Weighted-average grant-date fair value per unit	Granted	Weighted-average grant-date fair value per unit
RSUs	2.8	$17	2.3	$23
Stock options	1.2	$8	1.1	$10
PSUs	0.4	$16	0.5	$23
Under our deferred and stock-based compensation plan arrangements, we issued 0.3 and 1.7 shares of common stock during the quarter and six months ended July 29, 2023 and 0.8 and 1.9 shares during the quarter and six months ended July 30, 2022.
NOTE 7: SHAREHOLDERS’ EQUITY
Share Repurchases
In May 2022, our Board of Directors authorized a program to repurchase up to $500 of our outstanding common stock, with no expiration date. We repurchased 0.03 shares of common stock for $1 at an average purchase price per share of $19.41 during the six months ended July 29, 2023, compared with 1.5 shares for $35 at an average purchase price per share of $23.17 during the six months ended of July 30, 2022, and had $438 remaining in share repurchase capacity as of July 29, 2023.
Dividends
In August 2023, subsequent to quarter end, we declared a quarterly dividend of $0.19 per share, which will be paid on September 13, 2023 to shareholders of record at the close of business on August 29, 2023.
We have certain limitations with respect to the payment of dividends and share repurchases under our Revolver agreement (see Note 4: Debt and Credit Facilities).

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
Rights Plan
In September 2022, our Board of Directors approved a shareholder rights agreement and declared a dividend of one right for each outstanding share of Nordstrom common stock to shareholders of record on September 30, 2022. In June 2023, shareholders approved an advisory vote on the extension of our Rights Plan at our 2023 Annual Meeting, and in August 2023, the Board of Directors extended the expiration date to September 19, 2025, unless redeemed, exchanged or terminated earlier by our Board. Each right entitles holders to purchase one newly issued share of Nordstrom common stock at an exercise price of $94 per right, subject to adjustment. Initially, the rights are not exercisable and trade with our shares of common stock.
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
NOTE 8: EARNINGS PER SHARE
The computation of EPS is as follows:

	Quarter Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net earnings (loss)	$137	$126	($67)	$146

Basic weighted-average shares outstanding	161.7	160.6	161.3	160.3
Dilutive effect of common stock equivalents	1.5	2.3	—	2.6
Diluted weighted-average shares outstanding	163.2	162.9	161.3	162.9

Basic EPS	$0.85	$0.78	($0.42)	$0.91
Diluted EPS	$0.84	$0.77	($0.42)	$0.90

Anti-dilutive common stock equivalents	8.1	8.9	10.5	9.5
NOTE 9: SEGMENT REPORTING
The following table sets forth information for our reportable segment:

	Quarter Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Retail segment EBIT	$246	$265	$386	$352
Corporate/Other EBIT	(54)	(63)	(453)	(77)
Interest expense, net	(26)	(34)	(54)	(69)
Earnings (loss) before income taxes	$166	$168	($121)	$206
For information about disaggregated revenues, see Note 3: Revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
The following MD&A provides a narrative of our financial performance and is intended to promote understanding of our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, Item 1. Financial Statements (Unaudited) and generally discusses the results of operations for the quarter and six months ended July 29, 2023 compared with the quarter and six months ended July 30, 2022. The following discussion and analysis contains forward-looking statements and should also be read in conjunction with cautionary statements and risks described elsewhere in this Form 10-Q before deciding to purchase, hold or sell shares of our common stock.

Overview	18
Results of Operations	19
Liquidity	25
Capital Resources	26
Critical Accounting Estimates	28
Recent Accounting Pronouncements	28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
OVERVIEW
Second quarter results reflected continued progress on our 2023 key priorities of improving Nordstrom Rack performance, increasing our inventory productivity and optimizing our supply chain capabilities. We reported net earnings of $137, or $0.84 per diluted share. Earnings before interest and income taxes was $192 and 5.3% as a rate of sales in the second quarter of 2023, compared with EBIT of $202 and 5.1% as a rate of sales during the same period in 2022.
Total Company net sales decreased 8.3% compared with the second quarter of 2022 and included negative impacts of 275 basis points from the wind-down of Canadian operations and approximately 200 basis points from one week of the Anniversary Sale shifting into the third quarter of 2023. We had sequential improvement in sales trends at both Nordstrom and Nordstrom Rack from the first quarter of 2023, and most categories also improved sequentially from the first quarter of 2023, when compared with the same period in 2022.
Our Anniversary Sale is a unique event that rewards and engages our loyal customers with brand new products from the best brands at reduced prices for a limited time. Total Anniversary event sales, including the eight days that fall into the fiscal third quarter of 2023, were 5% lower compared with Anniversary event sales in 2022. Our Anniversary Sale had very strong inventory sell-through, with a 15% increase over last year’s event, helping to put us in a better inventory position as we enter the second half of the year.
We are encouraged by the progress we are making as a result of our focus on our key priorities. We are committed to delivering profitable growth while improving the customer experience through our key priorities.
Nordstrom Rack – Consistent with our customer promise to deliver great brands at great prices, we continued to increase the penetration of our top performing strategic brands. We expanded our reach and convenience for customers by opening eight new stores and relocating one store year to date through September 1, 2023. We believe that Rack stores are a great investment, with returns that exceed our cost of capital and have a short payback period, and they are also our largest source of new customer acquisition. We are excited to roll out to more markets and increase our Rack footprint and have announced plans to open 23 more stores, including 11 later this year.
Inventory Productivity – We are focused on better inventory discipline to provide customers with relevant and new assortments and improve our earnings and returns on invested capital. We continue to manage with leaner inventories, with overall inventory levels 18% lower than the second quarter of 2022. We also improved sell-through and had faster turns across most of our categories. In the second quarter, we made progress on reducing our Designer inventory and we will continue to right size to the shift in consumer demand in this category.
Supply Chain Optimization – We continue to make significant progress on our supply chain initiatives, which drive improvements in customer experience and profitability. We delivered a better experience to our customers through faster delivery, especially during our Anniversary Sale. We continue to increase productivity throughout our network and reduce transportation costs. For the fourth consecutive quarter, variable supply chain costs fell by over 100 basis points compared with the prior year, helping to mitigate overall SG&A deleverage on lower sales. Supply chain is the largest component of our SG&A expenses, and we believe there is more opportunity to improve our efficiency and help drive overall expense leverage as sales improve.
We made solid progress against each of our priorities, which we believe will help us expand market share and improve profitability. We believe continued focus and execution will help us navigate through the near-term uncertain environment and drive incremental improvement over the remainder of the year, and position us well to build capabilities to better serve our customers, drive profitable growth and increase shareholder value.

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
Our Anniversary Sale, historically the largest event of the year, typically falls in the second quarter. One week of our Anniversary Sale shifted from the second quarter in 2022 to the third quarter in 2023.
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
Net Sales
The following table summarizes net sales:

	Quarter Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales:
Nordstrom	$2,491	$2,771	$4,518	$5,060
Nordstrom Rack	1,171	1,220	2,208	2,398
Total net sales	$3,662	$3,991	$6,726	$7,458

Net sales (decrease) increase:
Nordstrom	(10.1%)	14.7%	(10.7%)	18.5%
Nordstrom Rack	(4.1%)	6.3%	(7.9%)	8.2%
Total Company	(8.3%)	12.0%	(9.8%)	15.0%

Digital sales as a % of total net sales	36%	38%	36%	38%
Digital sales (decrease) increase	(13%)	6%	(15%)	3%

Nordstrom GMV (decrease) increase	(10.4%)	14.3%	(11.0%)	18.5%
Total Company GMV (decrease) increase	(8.5%)	11.6%	(10.1%)	15.0%
Total Company net sales and GMV decreased for the quarter and six months ended July 29, 2023, compared with the same periods in 2022. For the second quarter of 2023, 275 basis points of the decrease was due to the deconsolidation of our Canadian operations as of March 2, 2023 (see Note 2: Canada Wind-down). Approximately 200 basis points of the decrease in the second quarter of 2023 was due to the timing shift of the Anniversary Sale, with one week shifting from the second quarter in 2022 to the third quarter in 2023. Total Company net sales for the six months ended July 29, 2023, compared with the same period in 2022, were negatively impacted 230 basis points from the wind-down of Canadian operations and approximately 100 basis points due to the timing shift of the Anniversary Sale. For the second quarter and six months ended July 29, 2023, active and beauty were the strongest categories compared with the same periods in 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
Nordstrom net sales and GMV decreased for the second quarter and six months ended July 29, 2023, compared with the same periods in 2022. Nordstrom net sales for the second quarter of 2023, compared with the second quarter of 2022, were negatively impacted by 400 basis points from the wind-down of Canadian operations and approximately 300 basis points due to the timing shift of the Anniversary Sale. Nordstrom net sales for the six months ended July 29, 2023, compared with the same period in 2022, were negatively impacted 340 basis points from the wind-down of Canadian operations and approximately 100 basis points due to the timing shift of the Anniversary Sale. For both the quarter and six months ended July 29, 2023, Nordstrom net sales reflected a decrease in the number of items sold, partially offset by an increase in the average selling price per item sold.
Nordstrom Rack net sales decreased for the second quarter and six months ended July 29, 2023, compared with the same periods in 2022, which reflected a decrease in the number of items sold, partially offset by an increase in the average selling price per item sold. Eliminating store fulfillment for Nordstrom Rack digital orders during the third quarter of 2022 negatively impacted Nordstrom Rack sales by approximately 500 basis points for both the second quarter and six months ended July 29, 2023, compared with the same periods in 2022.
Total Company digital sales decreased for the second quarter and six months ended July 29, 2023, compared with the same periods in 2022. Eliminating store fulfillment for Nordstrom Rack digital orders during the third quarter of 2022 and sunsetting Trunk Club in the second quarter of 2022 negatively impacted digital sales by approximately 500 basis points for the second quarter of 2023 and approximately 650 basis points for the six months ended July 29, 2023. The timing of the Anniversary Sale had a negative impact on digital sales of approximately 300 basis points for the second quarter of 2023 and approximately 200 basis points for the six months ended July 29, 2023, compared with the same periods in 2022.
During the six months ended July 29, 2023, we opened seven Nordstrom Rack stores, relocated one Nordstrom Rack store and closed one Nordstrom Rack store. We deconsolidated six Nordstrom and seven Nordstrom Rack stores in Canada as of March 2, 2023 (see Note 2: Canada Wind-down in Item 1). Subsequent to the end of the second quarter of 2023, we opened one Nordstrom Rack store and closed one Nordstrom store.
Credit Card Revenues, Net
Credit card revenues, net increased $6 and $20 for the second quarter and six months ended July 29, 2023, compared with the same periods in 2022. The increases were due to higher revenue recognized in connection with our 2022 TD program agreement amendment and higher finance charges from both higher rates and outstanding balances. The increases were partially offset by increased credit losses.
Fiscal Year 2023 Total Revenue Outlook
In fiscal 2023, which includes a 53rd week, we expect total revenue, including retail sales and credit card revenues, to decline 4 to 6 percent compared with fiscal 2022. Our outlook includes approximately 250 basis points of negative impact from the wind-down of business operations in Canada (see Note 2: Canada Wind-down) and approximately 130 basis points of positive impact from the 53rd week.
Gross Profit
The following table summarizes gross profit:

	Quarter Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Gross profit	$1,282	$1,405	$2,319	$2,541
Gross profit as a % of net sales	35.0%	35.2%	34.5%	34.1%

			July 29, 2023	July 30, 2022
Inventory turnover rate			3.44	3.38
Gross profit decreased $123 and $222 for the quarter and six months ended July 29, 2023, compared with the same periods in 2022, primarily due to lower sales, partially offset by lower buying and occupancy costs. For the second quarter of 2023, gross profit as a rate of net sales decreased 20 basis points, compared with the same period in 2022, primarily due to deleverage on lower sales, partially offset by lower buying and occupancy costs. For the six months ended July 29, 2023, gross profit as a rate of net sales increased 40 basis points, compared with the same period in 2022, due to lower buying and occupancy costs and increased inventory productivity, partially offset by deleverage on lower sales.
Ending inventory as of July 29, 2023 decreased 17.5%, compared with the same period in 2022, versus an 8.3% decrease in sales for the second quarter of 2023, reflecting continued strong inventory discipline.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
Selling, General and Administrative Expenses
SG&A is summarized in the following table:

	Quarter Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
SG&A expenses	$1,200	$1,307	$2,304	$2,473
SG&A expenses as a % of net sales	32.8%	32.8%	34.3%	33.2%
SG&A decreased $107 and $169 for the second quarter and six months ended July 29, 2023, compared with the same periods in 2022, primarily due to lower variable costs on lower sales, supply chain cost improvements from efficiency initiatives and more favorable carrier rates than expected, as well as a gain on the sale of a real estate asset. These were partially offset by higher labor costs. SG&A as a percent of net sales was flat for the second quarter of 2023, compared with the same period in 2022, as the improvements in variable costs were offset by higher labor costs and deleverage from lower sales. SG&A as a percent of net sales increased 110 basis points for the six months ended July 29, 2023, compared with the same period in 2022, primarily due to deleverage on lower sales volume and higher labor costs, partially offset by improvements in variable costs.
Canada Wind-down Costs
We recognized charges associated with the wind-down of Nordstrom Canada of $309 in the six months ended July 29, 2023 (see Note 2: Canada Wind-down in Item 1).
Earnings Before Interest and Income Taxes
EBIT is summarized in the following table:

	Quarter Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
EBIT	$192	$202	($67)	$275
EBIT as a % of net sales	5.3%	5.1%	(1.0%)	3.7%
EBIT decreased $10 for the second quarter of 2023, compared with the same period in 2022, primarily due to lower volume and higher labor costs, partially offset by supply chain efficiencies. EBIT as a rate of net sales increased 20 basis points for the second quarter of 2023 due to supply chain efficiencies and lower buying and occupancy costs, partially offset by deleverage on lower sales and higher labor costs. EBIT decreased $342 and 470 basis points as a rate of net sales for the six months ended July 29, 2023, compared with the same period in 2022, primarily due to $309 of expenses associated with the wind-down of Canadian operations and lower sales, partially offset by supply chain efficiencies. The six months ended July 30, 2022 also included a $51 gain on sale of our interest in a corporate office building and an $18 impairment charge related to costs associated with the wind-down of Trunk Club.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
Interest Expense, Net
Interest expense, net was $26 for the second quarter of 2023, compared with $34 for the same period in 2022, and $54 for the six months ended July 29, 2023, compared with $69 for the same period in 2022. The decreases in interest expense, net were primarily due to an increase in interest income from higher prevailing rates.
Income Tax
Income tax expense is summarized in the following table:

	Quarter Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Income tax expense (benefit)	$29	$42	($54)	$60
Effective tax rate	17.2%	25.2%	44.3%	29.3%
The effective tax rate decreased in the second quarter of 2023, compared with the same period in 2022, primarily due to the favorable resolution of certain tax matters. The effective tax rate increased for the six months ended July 29, 2023, compared with the same period in 2022, primarily due to the favorable resolution of certain tax matters and net tax benefits of $93 related to the wind-down of Canadian operations recorded in the first quarter of 2023.
Earnings Per Share
EPS is as follows:

	Quarter Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Basic	$0.85	$0.78	($0.42)	$0.91
Diluted	$0.84	$0.77	($0.42)	$0.90
Diluted EPS improved $0.07 for the second quarter of 2023 primarily due to improvements in variable costs from supply chain efficiency initiatives, partially offset by lower sales. For the six months ended July 29, 2023, diluted EPS decreased $1.32 primarily due to charges related to the wind-down of Canadian operations that decreased diluted EPS by $1.33 per share and lower sales, partially offset by improvements in variable costs from supply chain efficiency initiatives. The six months ended July 30, 2022 includes a net favorable impact of $0.15 per diluted share due to the gain on sale of our interest in a corporate office building, partially offset by an impairment charge related to costs associated with the wind-down of Trunk Club.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where noted otherwise)
Adjusted EBIT, Adjusted EBITDA, Adjusted EBIT margin and Adjusted EPS (Non-GAAP financial measures)
The following are key financial metrics and, when used in conjunction with GAAP measures, we believe they provide useful information for evaluating our core business performance, enable comparison of financial results across periods and allow for greater transparency with respect to key metrics used by management for financial and operational decision-making. Adjusted EBIT, Adjusted EBITDA, Adjusted EBIT margin and Adjusted EPS exclude certain items that we do not consider representative of our core operating performance. The financial measure calculated under GAAP which is most directly comparable to Adjusted EBIT and Adjusted EBITDA is net earnings (loss). The financial measure calculated under GAAP which is most directly comparable to Adjusted EBIT margin is net earnings as a percent of net sales. The financial measure calculated under GAAP which is most directly comparable to Adjusted EPS is diluted EPS.
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
The following is a reconciliation of net earnings (loss) to Adjusted EBIT and Adjusted EBITDA and net earnings as a percent of net sales to Adjusted EBIT margin:

	Quarter Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net earnings (loss)	$137	$126	($67)	$146
Income tax expense (benefit)	29	42	(54)	60
Interest expense, net	26	34	54	69
Earnings (loss) before interest and income taxes	192	202	(67)	275
Canada wind-down costs	—	—	309	—
Trunk Club wind-down costs	—	8	—	18
Gain on sale of interest in a corporate office building	—	—	—	(51)
Adjusted EBIT	192	210	242	242
Depreciation and amortization expenses	141	149	285	301
Amortization of developer reimbursements	(17)	(18)	(35)	(37)
Adjusted EBITDA	$316	$341	$492	$506

Net sales	$3,662	$3,991	$6,726	$7,458
Net earnings (loss) as a % of net sales	3.8%	3.1%	(1.0%)	2.0%
EBIT margin %	5.3%	5.1%	(1.0%)	3.7%
Adjusted EBIT margin %	5.3%	5.3%	3.6%	3.2%
The following is a reconciliation of diluted EPS to Adjusted EPS:

	Quarter Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Diluted EPS	$0.84	$0.77	($0.42)	$0.90
Canada wind-down costs	—	—	1.91	—
Trunk Club wind-down costs	—	0.05	—	0.11
Gain on sale of interest in a corporate office building	—	—	—	(0.31)
Income tax impact on adjustments[1]	—	(0.01)	(0.58)	0.05
Adjusted EPS	$0.84	$0.81	$0.91	$0.75
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
Beginning in the second quarter of 2023, the Adjusted ROIC calculation was updated to exclude certain items that we do not consider representative of our core operating performance. Refer to non-operating related adjustments included within adjusted net operating profit after tax and adjusted average invested capital. Prior periods have been modified to conform with current period presentation.
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

	Four Quarters Ended
	July 29, 2023	July 30, 2022
Net earnings	$32	$410
Income tax (benefit) expense	(22)	153
Interest expense	137	140
Earnings before interest and income tax expense	147	703

Operating lease interest[1]	85	84
Non-operating related adjustments[2]	380	(32)
Adjusted net operating profit	612	755

Adjusted estimated income tax expense[3]	(141)	(206)
Adjusted net operating profit after tax	$471	$549

Average total assets	$8,986	$9,194
Average deferred property incentives in excess of ROU assets[4]	(177)	(214)
Average non-interest bearing current liabilities	(3,149)	(3,396)
Non-operating related adjustments[5]	184	(15)
Adjusted average invested capital	$5,844	$5,569

Return on assets	0.4%	4.5%
Adjusted ROIC	8.1%	9.9%
1 Operating lease interest is a component of operating lease cost recorded in occupancy costs. We add back operating lease interest for purposes of calculating adjusted net operating profit for consistency with the treatment of interest expense on our debt.
2 Non-operating related adjustments primarily relate to the wind-down of our Canadian operations and a supply chain impairment charge for the four quarters ended July 29, 2023 and the gain on sale of our interest in a corporate office building for the four quarters ended July 30, 2022. See the Adjusted EBIT and Adjusted EBITDA section, as well as our 2022 Annual Report, for detailed information on certain non-operating related adjustments.
3 Adjusted estimated income tax expense is calculated by multiplying the adjusted net operating profit by the adjusted effective tax rate (which removes the impact of non-operating related adjustments) for the trailing twelve-month periods ended July 29, 2023 and July 30, 2022. The adjusted effective tax rate is calculated by dividing adjusted income tax by adjusted earnings before income taxes for the same trailing twelve-month periods.
4 For leases with property incentives that exceed the ROU assets, we reclassify the amount from assets to other current liabilities and other liabilities on the Condensed Consolidated Balance Sheets. The current and noncurrent amounts are used to reduce average total assets above, as this better reflects how we manage our business.
5 Non-operating related adjustments primarily relate to the wind-down of our Canadian operations for the trailing twelve-month period ended July 29, 2023 and the gain on sale of our interest in a corporate office building for the trailing twelve-month period ended July 30, 2022.

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
We ended the second quarter of 2023 with $885 in cash and cash equivalents and $800 of additional liquidity available on our Revolver. Cash and cash equivalents in the second quarter of 2023 increased from $494 in the second quarter of 2022, driven by cash flow from earnings, partially offset by capital expenditures and dividends. We believe that our operating cash flows are sufficient to meet our cash requirements for the next 12 months and beyond. Our cash requirements are subject to change as business conditions warrant and opportunities arise and we may elect to raise additional funds in the future through the issuance of either debt or equity.
The following is a summary of our cash flows by activity:

	Six Months Ended
	July 29, 2023	July 30, 2022
Net cash provided by operating activities	$465	$373
Net cash used in investing activities	(229)	(133)
Net cash used in financing activities	(38)	(68)
Operating Activities
Net cash provided by operating activities increased $92 for the six months ended July 29, 2023 due to lower compensation payments in 2023 compared with 2022, partially offset by the timing of purchases and payments for inventory.
Investing Activities
Net cash used in investing activities increased $96 for the six months ended July 29, 2023, compared with the same period in 2022, primarily due to the sale of our interest in a corporate office building in 2022 and the decrease in cash and cash equivalents resulting from the deconsolidation of Canada in 2023 (see Note 1: Basis of Presentation and Note 2: Canada Wind-down in Item 1).
Capital Expenditures
Our capital expenditures, net are summarized as follows:

	Six Months Ended
	July 29, 2023	July 30, 2022
Capital expenditures	$225	$215
Deferred property incentives[1]	(15)	(7)
Capital expenditures, net	$210	$208

Capital expenditures as a % of net sales	3.3%	2.9%
1 Deferred property incentives are included in our cash provided by operations in our Condensed Consolidated Statements of Cash Flows in Item 1. We operationally view the property incentives we receive from our developers and vendors as an offset to our capital expenditures.
Financing Activities
Net cash used in financing activities decreased $30 for the six months ended July 29, 2023, compared with the same period in 2022, primarily due to decreased share repurchases.
Share Repurchases
We repurchased $1 for the six months ended July 29, 2023, compared with $35 in the six months ended July 30, 2022.
Dividends
We paid dividends of $61 and $60 for the six months ended July 29, 2023 and July 30, 2022, or $0.38 per share for each year-to-date period.

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

	Six Months Ended
	July 29, 2023	July 30, 2022
Net cash provided by operating activities	$465	$373
Capital expenditures	(225)	(215)
Change in cash book overdrafts	18	36
Free Cash Flow	$258	$194
CAPITAL RESOURCES
Borrowing Capacity and Activity
As of July 29, 2023, we had total short-term borrowing capacity of $800 under the Revolver that expires in May 2027. As of July 29, 2023, we had no borrowings outstanding under our Revolver and no issuances outstanding under our commercial paper program. For more information about our credit facilities, see Note 4: Debt and Credit Facilities in Item 1.
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
As of July 29, 2023, we were in compliance with all covenants. We have certain limitations with respect to the payment of dividends and share repurchases under our Revolver agreement. For more information about our Revolver covenants, see Note 4: Debt and Credit Facilities in Item 1.
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

July 29, 2023
Debt	$2,858
Operating lease liabilities	1,616
Adjusted debt	$4,474

Four Quarters Ended July 29, 2023
Net earnings	$32
Income tax benefit	(22)
Interest expense, net	114
Earnings before interest and income taxes	124

Depreciation and amortization expenses	588
Operating Lease Cost	272
Amortization of developer reimbursements[1]	70
Canada wind-down costs	309
Other Revolver covenant adjustments[2]	108
Adjusted EBITDAR	$1,471

Debt to Net Earnings	88.8
Adjusted debt to EBITDAR	3.0
1 Amortization of developer reimbursements is a non-cash reduction of Operating Lease Cost and is therefore added back to Operating Lease Cost for purposes of our Revolver covenant calculation.
2 Other adjusting items to reconcile net earnings to Adjusted EBITDAR as defined by our Revolver covenant include interest income, certain non-cash charges and other gains and losses where relevant. For the four quarters ended July 29, 2023, other Revolver covenant adjustments primarily include a supply chain impairment charge. See our 2022 Annual Report for detailed information on certain non-operating related adjustments.

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
Canada Wind-down
To assess the estimated fair value of our Nordstrom Canada investment and our related-party receivables, we estimated the assets available for distribution in relation to expected claims. At the time of filing, the estimated amount of Nordstrom Canada’s liabilities exceeded the estimated fair value of assets available for distribution to creditors, and in relation to the receivables, we may not recover any proceeds. As a result, our fair value was recorded as zero in our Condensed Consolidated Balance Sheets as of April 29, 2023. As of July 29, 2023, based on currently available information, there have been no significant changes in our estimates.
In the six months ended July 29, 2023, we recognized a liability for certain Nordstrom, Inc. guarantees related to a portion of Nordstrom Canada leases. The estimated liability is our current best estimate and is based on expectations that claims will be asserted against us and negotiated settlements will be reached, and not on any determination that it is probable that we would be found liable were these claims to be litigated and for how much.
Our estimates are dependent on the outcome of the Nordstrom Canada wind-down process, including the amount of third-party and Nordstrom claims asserted and recognized in the claims process, the amount of assets available for distribution, the negotiation of a CCAA plan of arrangement approved by the creditors and the Ontario Superior Court of Justice and the outcome of negotiations regarding the leases. We continue to work through the wind-down process and our estimates of losses are based on currently available information and our assessment of the validity of certain expected claims. These estimates may change as new information becomes available and it is reasonably possible that they may materially change from the estimated amounts. Increases in estimated costs to settle claims and decreases in estimated assets available for distribution may result in additional material charges. At the same time, any future decreases in estimated costs to settle claims or increases in estimated assets available for distribution may result in a gain, which would reduce our estimated charges. See Note 2: Canada Wind-down for additional information.
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2022, the SEC adopted the final rule under SEC Release No. 33-11138, Insider Trading Arrangements and Related Disclosures, which creates new disclosure requirements regarding our insider trading policies and procedures and equity compensation awards made close in time to disclosure of material nonpublic information. Quarterly disclosure requirements under this final rule became effective for us in the second quarter of 2023 and annual disclosure requirements will be effective for us in the fourth quarter of 2023. The adoption of this final rule is not anticipated to have a material impact on our results of operations, liquidity or capital resources.
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
In July 2023, the SEC adopted the final rule under SEC Release No. 33-11216, Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure, requiring disclosure of material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy and governance in annual reports. Regulation S-K Item 6 disclosure requirements under this rule will be effective for us in the fourth quarter of 2023. Incident disclosure requirements in Form 8-K will be effective for us on December 18, 2023. The adoption of this final rule is not anticipated to have a material impact on our results of operations, liquidity or capital resources.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We discussed our interest rate risk and foreign currency exchange risk in our 2022 Annual Report. There have been no material changes to these risks since that time.

Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
On May 29, 2023, Cathy R. Smith was appointed Chief Financial Officer, and the Company’s principal financial officer and principal accounting officer. In the second quarter of 2023, Michael W. Maher, who was an officer, employee and had been serving as the Company’s interim principal financial officer for the purposes of the Exchange Act since the third quarter of 2022, departed the Company. We do not believe that Mr. Maher’s resignation has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our Chief Executive Officer, Erik B. Nordstrom, serves as our principal executive officer for the purposes of the Exchange Act.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) SHARE REPURCHASES
(Dollar and share amounts in millions, except per share amounts)
We repurchased no shares of common stock during the second quarter of 2023 and we had $438 remaining in share repurchase capacity as of July 29, 2023. See Note 7: Shareholders’ Equity in Item 1 for more information about our May 2022 share repurchase program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
(a) The information required under this item is incorporated herein by reference or filed or furnished as part of this report at:

Page
Nordstrom, Inc. and Subsidiaries Exhibit Index	31
All other exhibits are omitted because they are not applicable, not required or because the information required has been given as part of this report.

NORDSTROM, INC.
Exhibit Index

Incorporated by Reference
Exhibit			Form	Exhibit	Filing Date

4.1		First Amendment to the Shareholder Rights Agreement, dated as of August 21, 2023, by and between Nordstrom, Inc. and Computershare Trust Company, N.A., as rights agent	8-K	4.1	8/21/2023

10.1	*	Nordstrom, Inc. Employee Stock Purchase Plan (2023 Amendment)	DEF 14A	Appendix C	4/28/2023

31.1	†	Certification of Chief Executive Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	†	Inline XBRL Instance Document

101.SCH	†	Inline XBRL Taxonomy Extension Schema Document

101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	†	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	†	Cover Page Interactive Data File (Inline XBRL)

* Management contract, compensatory plan or arrangement
† Filed herewith electronically
‡ Furnished herewith electronically

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Cathy R. Smith
Cathy R. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	September 1, 2023