Form 10-Q
period 2023-10-28
NORDSTROM INC
filed 2023-12-01
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2023
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
Yes ☐ No ☑
Common stock outstanding as of November 24, 2023: 162,332,792 shares

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
◦winning at our market strategy by providing a differentiated and seamless experience, which consists of the integration of our digital and physical assets, development of new supply chain capabilities and timely delivery of products,
◦broadening the reach of Nordstrom Rack, including delivering great brands at great prices and leveraging our digital and physical assets,
◦enhancing our platforms and processes to deliver core capabilities to drive customer, employee and partner experiences both digitally and in stores,
•our ability to effectively manage our merchandise strategy, including our ability to offer compelling assortments and optimize our inventory to ensure we have the right product mix and quantity in each of our channels and locations, allowing us to get closer to our customers,
•our ability to effectively allocate and scale our marketing strategies and resources, as well as realize the expected benefits of, Nordstrom Media Network, The Nordy Club, advertising and promotional campaigns,
•our ability to respond to the evolving retail environment, including new fashion trends, environmental considerations and our customers’ changing expectations of service and experience in stores and online, and our development and outcome of new market strategies and customer offerings,
•our ability to mitigate the effects of disruptions in the global supply chain, including factory closures, transportation challenges or stoppages of certain imports, and rising prices of raw materials and freight expenses,
•our ability to control costs through effective inventory management and supply chain processes and systems,
•our ability to acquire, develop and retain qualified and diverse talent by providing appropriate training, compelling work environments and competitive compensation and benefits, especially in areas with increased market compensation, all in the context of any labor shortage and competition for talent,
•our ability to realize expected benefits, anticipate and respond to potential risks and appropriately manage costs associated with our credit card revenue sharing program,
•potential goodwill impairment charges, future impairment charges and fluctuations in the fair values of reporting units or of assets in the event projected financial results are not achieved within expected time frames or if our strategic direction changes,
Data, Cybersecurity and Information Technology
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
•our, and our vendors’, compliance with applicable domestic and international laws, regulations and ethical standards, minimum wage, employment and tax, information security and privacy, consumer credit and environmental regulations and the outcome of any claims, litigation and regulatory investigations and resolution of such matters,
•the impact of changes in laws relating to consumer credit, the current regulatory environment, the financial system and tax reforms,
•the impact of changes in accounting rules and regulations, changes in our interpretation of the rules or regulations, or changes in underlying assumptions, estimates or judgments,
•the outcome of events or occurrences related to the wind-down of business operations in Canada.
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

EBIT	Earnings (loss) before interest and income taxes
EBIT Margin	Earnings (loss) before interest and income taxes as a percent of net sales
EBITDA	Earnings (loss) before interest, income taxes, depreciation and amortization
EBITDAR	Earnings (loss) before interest, income taxes, depreciation, amortization and rent, as defined by our Revolver covenant
EPS	Earnings (loss) per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Third quarter of 2023	13 fiscal weeks ending October 28, 2023
Third quarter of 2022	13 fiscal weeks ending October 29, 2022
Fiscal year 2023	53 fiscal weeks ending February 3, 2024
Fiscal year 2022	52 fiscal weeks ending January 28, 2023
GAAP	U.S. generally accepted accounting principles
GMV	Gross merchandise value
Gross profit	Net sales less cost of sales and related buying and occupancy costs
Leverage Ratio	The sum of our funded debt and operating lease liabilities divided by the preceding twelve months of Adjusted EBITDAR as defined by our Revolver covenant
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAV	Net asset value
Nordstrom	Nordstrom.com, Nordstrom U.S. stores, Nordstrom Local and ASOS | Nordstrom. Nordstrom also included Canada operations prior to March 2, 2023, inclusive of Nordstrom.ca, Nordstrom Canadian stores and Nordstrom Rack Canadian stores, and TrunkClub.com prior to October 2022.
Nordstrom Canada	Nordstrom Canada Retail, Inc., Nordstrom Canada Holdings, LLC and Nordstrom Canada Holdings II, LLC
Nordstrom Local	Nordstrom Local service hubs, which offer order pickups, returns, alterations and other services
Nordstrom Rack	NordstromRack.com, Nordstrom Rack U.S. stores and Last Chance clearance stores
The Nordy Club	Our customer loyalty program
NYSE	New York Stock Exchange
Operating Lease Cost	Fixed rent expense, including fixed common area maintenance expense, net of developer reimbursement amortization
Property incentives	Developer and vendor reimbursements
PSU	Performance share unit
Revolver	Senior revolving credit facility
Rights Plan	Our limited-duration Shareholder Rights Agreement adopted by the Board of Directors
ROU asset	Operating lease right-of-use asset
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative
Supply Chain Network	Fulfillment centers that primarily process and ship orders to our customers, distribution centers that primarily process and ship merchandise to our stores and other facilities and omni-channel centers that both fulfill customer orders and ship merchandise to our stores
TD	Toronto-Dominion Bank, N.A.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	$3,200	$3,433	$9,926	$10,891
Credit card revenues, net	120	113	347	320
Total revenues	3,320	3,546	10,273	11,211
Cost of sales and related buying and occupancy costs	(2,080)	(2,294)	(6,488)	(7,211)
Selling, general and administrative expenses	(1,163)	(1,249)	(3,466)	(3,722)
Canada wind-down costs	25	—	(284)	—
Earnings before interest and income taxes	102	3	35	278
Interest expense, net	(24)	(32)	(78)	(101)
Earnings (loss) before income taxes	78	(29)	(43)	177
Income tax (expense) benefit	(11)	9	43	(51)
Net earnings (loss)	$67	($20)	$—	$126

Earnings (loss) per share:
Basic	$0.41	($0.13)	$—	$0.79
Diluted	$0.41	($0.13)	$—	$0.77

Weighted-average shares outstanding:
Basic	162.0	159.5	161.5	160.1
Diluted	163.6	159.5	161.5	162.3
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net earnings (loss)	$67	($20)	$—	$126
Foreign currency translation adjustment	—	(10)	(4)	(11)
Post retirement plan adjustments, net of tax	—	1	—	2
Comprehensive net earnings (loss)	$67	($29)	($4)	$117
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	October 28, 2023	January 28, 2023	October 29, 2022
Assets
Current assets:
Cash and cash equivalents	$375	$687	$293
Accounts receivable, net	322	265	288
Merchandise inventories	2,626	1,941	2,878
Prepaid expenses and other current assets	392	316	348
Total current assets	3,715	3,209	3,807

Land, property and equipment (net of accumulated depreciation of $8,258, $8,289 and $8,135)	3,187	3,351	3,373
Operating lease right-of-use assets	1,402	1,470	1,490
Goodwill	249	249	249
Other assets	460	466	476
Total assets	$9,013	$8,745	$9,395

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under revolving line of credit	$—	$—	$100
Accounts payable	1,890	1,238	2,073
Accrued salaries, wages and related benefits	245	291	242
Current portion of operating lease liabilities	232	258	256
Other current liabilities	1,092	1,203	1,168
Current portion of long-term debt	250	—	—
Total current liabilities	3,709	2,990	3,839

Long-term debt, net	2,611	2,856	2,855
Noncurrent operating lease liabilities	1,403	1,526	1,544
Other liabilities	561	634	551

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 162.3, 160.1 and 159.7 shares issued and outstanding	3,407	3,353	3,334
Accumulated deficit	(2,681)	(2,588)	(2,669)
Accumulated other comprehensive gain (loss)	3	(26)	(59)
Total shareholders’ equity	729	739	606
Total liabilities and shareholders’ equity	$9,013	$8,745	$9,395
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Common stock
Balance, beginning of period	$3,388	$3,314	$3,353	$3,283
Issuance of common stock under stock compensation plans	7	9	19	18
Stock-based compensation	12	11	35	33
Balance, end of period	$3,407	$3,334	$3,407	$3,334

Accumulated deficit
Balance, beginning of period	($2,717)	($2,601)	($2,588)	($2,652)
Net earnings (loss)	67	(20)	—	126
Dividends	(31)	(30)	(92)	(90)
Repurchase of common stock	—	(18)	(1)	(53)
Balance, end of period	($2,681)	($2,669)	($2,681)	($2,669)

Accumulated other comprehensive gain (loss)
Balance, beginning of period	$3	($50)	($26)	($50)
Accumulated translation loss reclassified to earnings	—	—	33	—
Other comprehensive loss	—	(9)	(4)	(9)
Balance, end of period	$3	($59)	$3	($59)

Total shareholders’ equity	$729	$606	$729	$606

Dividends per share	$0.19	$0.19	$0.57	$0.57
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine Months Ended
	October 28, 2023	October 29, 2022
Operating Activities
Net earnings	$—	$126
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses	430	453
Canada wind-down costs	207	—
Asset impairment	—	80
Right-of-use asset amortization	132	141
Deferred income taxes, net	2	(85)
Stock-based compensation expense	41	50
Other, net	(61)	(53)
Change in operating assets and liabilities:
Merchandise inventories	(687)	(550)
Other current and noncurrent assets	(140)	(61)
Accounts payable	509	469
Accrued salaries, wages and related benefits	(41)	(142)
Lease liabilities	(203)	(201)
Other current and noncurrent liabilities	(82)	13
Net cash provided by operating activities	107	240

Investing Activities
Capital expenditures	(375)	(325)
Decrease in cash and cash equivalents resulting from Canada deconsolidation	(33)	—
Proceeds from the sale of assets and other, net	32	82
Net cash used in investing activities	(376)	(243)

Financing Activities
Proceeds from revolving line of credit	—	100
Change in cash book overdrafts	37	21
Cash dividends paid	(92)	(90)
Payments for repurchase of common stock	(1)	(53)
Proceeds from issuances under stock compensation plans	19	18
Other, net	(6)	(19)
Net cash used in financing activities	(43)	(23)

Effect of exchange rate changes on cash and cash equivalents	—	(3)
Net decrease in cash and cash equivalents	(312)	(29)
Cash and cash equivalents at beginning of period	687	322
Cash and cash equivalents at end of period	$375	$293

Supplemental Cash Flow Information
Income taxes paid, net of refunds received	$35	$161
Interest paid, net of capitalized interest	106	108
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
The Condensed Consolidated Financial Statements as of and for the periods ended October 28, 2023 and October 29, 2022 are unaudited. The Condensed Consolidated Balance Sheet as of January 28, 2023 has been derived from the audited Consolidated Financial Statements included in our 2022 Annual Report. The interim Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and related footnote disclosures contained in our 2022 Annual Report.
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
Leases
We incurred operating lease liabilities arising from lease agreements of $200 for the nine months ended October 28, 2023 and $212 for the nine months ended October 29, 2022.
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

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
Trunk Club Wind-down
During the first quarter of 2022, in conjunction with the decision to sunset the Trunk Club brand, we incurred non-cash impairment charges of $10 related to a Trunk Club property to adjust the carrying value to the estimated fair value. These charges are included in our Retail segment SG&A expense on the Condensed Consolidated Statement of Earnings. During the second quarter of 2022, we also incurred additional costs of $8 associated with the wind-down of Trunk Club. These expenses are primarily included in our Retail segment cost of sales and related buying and occupancy costs on the Condensed Consolidated Statement of Earnings. All charges are classified as operating activities on the Condensed Consolidated Statement of Cash Flows.
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
Wind-down Charges and Deconsolidation of Nordstrom Canada
The following table provides detail of pre-tax charges associated with the wind-down of operations in Canada:

	October 28, 2023
	Quarter Ended	Nine Months Ended
(Gain) loss on Canada write-off[1]	($14)	$174
Accumulated translation loss reclassified to earnings[1]	—	33
Contingent liabilities	(5)	72
Other exit costs[2]	(6)	5
Total pre-tax charges	($25)	$284
1 Non-cash amounts are included in Canada wind-down costs on the Condensed Consolidated Statement of Cash Flows.
2 Other exit costs include funding an employee trust, net of expected recoveries, and professional fees.
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
For the nine months ended October 28, 2023, we recorded a pre-tax loss on Canada write-off of $174 that included the derecognition of Nordstrom Canada’s assets and liabilities and the write-down of both our Nordstrom Canada investment and related-party receivables to estimated fair value. In addition, in the first quarter of 2023, we recognized a charge of $33 related to the derecognition of the accumulated comprehensive loss on foreign currency translation.
To assess the estimated fair value of our Nordstrom Canada investment and our related-party receivables, we estimated the assets available for distribution in relation to expected claims. At the time of filing, the estimated amount of Nordstrom Canada’s liabilities exceeded the estimated fair value of assets available for distribution to creditors, and in relation to the receivables, we may not recover significant proceeds. As a result, our fair value was recorded as zero in our Condensed Consolidated Balance Sheets as of April 29, 2023. As of October 28, 2023, we adjusted our receivables by an immaterial amount based on currently available information.
Prior to deconsolidation, Nordstrom made loans to the Canadian subsidiaries and incurred liabilities related to certain intercompany charges. These were considered intercompany transactions and were eliminated in consolidation of Nordstrom. Subsequent to deconsolidation, these liabilities and receivables were no longer eliminated through consolidation, are considered related-party transactions and are recorded in our Condensed Consolidated Balance Sheets at estimated fair value. As of October 28, 2023, Nordstrom had a net outstanding liability to Nordstrom Canada of $50 related to certain intercompany charges incurred prior to deconsolidation. In the third quarter of 2023, we reduced the estimated liability by $12 based on the amount we ultimately expect to pay based on currently available information.
Contingent Liabilities and Guarantees
In the third quarter of 2023, Nordstrom, Inc. reached a settlement with former landlords related to guarantees of certain lease obligations of Nordstrom Canada. As part of the agreements, we have made cash payments to the former landlords in exchange for a release of substantially all our guarantee obligations, as well as the right to these landlords’ distributions from Nordstrom Canada as part of the CCAA proceedings. The net financial impact of the expected settlement of these agreements are materially consistent with amounts previously recorded in our financial statements.
Employee Trust
In connection with the filing, Nordstrom established an employee trust to fund termination and severance payments to employees of Nordstrom Canada. For the nine months ended October 28, 2023, we contributed $11 based on our best estimate to fully fund the employee trust. We anticipate that the trust will be terminated in the fourth quarter of 2023, and we expect to have no additional commitments related to the trust. The cash balance of the employee trust is not recorded in Nordstrom, Inc.’s Condensed Consolidated Balance Sheet.
Debtor-in-Possession Financing
If needed, Nordstrom has agreed to provide Nordstrom Canada debtor-in-possession financing up to $11. However, we believe Nordstrom Canada has sufficient liquidity to sustain operations through the wind-down period. As of October 28, 2023, there were no outstanding borrowings.
Estimates
As of October 28, 2023, we recorded $69 within accounts receivable, net on the Condensed Consolidated Balance Sheet to reflect the amount we believe probable of receipt as part of the claims process. This includes receipts related to the rights to the former landlords’ distributions, reimbursement of employee trust contributions and other receivables existing at the time of deconsolidation. The receivable and our other estimates are dependent on the outcome of the Nordstrom Canada wind-down process, including the amount of third-party and Nordstrom claims asserted and recognized in the claims process, the amount of assets available for distribution and the negotiation of a CCAA plan of arrangement approved by the creditors and the Ontario Superior Court of Justice. We continue to work through the wind-down process and our estimates of net losses are based on currently available information, our assessment of the validity of certain expected claims and our assessment of the recoverability of amounts receivable from Nordstrom Canada. These estimates may change as new information becomes available and it is reasonably possible that they may materially change from the estimated amounts. Increases in estimated costs to settle claims and decreases in estimated assets available for distribution may result in additional material charges. At the same time, any future decreases in estimated costs to settle claims or increases in estimated assets available for distribution may result in a gain, which would reduce our estimated charges.

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
Income Taxes
For the nine months ended October 28, 2023, we recognized net tax benefits of $95 primarily related to the write-off of excess tax basis in our investment in Canada, net of tax expense related to an increase in valuation allowance for Canada deferred tax assets.
NOTE 3: REVENUE
Contract Liabilities
Contract liabilities represent our obligation to transfer goods or services to customers and include deferred revenue for The Nordy Club (including points and Nordstrom Notes), gift cards and our amended 2022 TD program agreement. Our contract liabilities are classified on the Condensed Consolidated Balance Sheets as follows:

	Other current liabilities	Other liabilities
Balance as of January 29, 2022	$478	$—
Balance as of April 30, 2022	442	—
Balance as of July 30, 2022	438	—
Balance as of October 29, 2022	430	—

Balance as of January 28, 2023	536	136
Balance as of April 29, 2023	489	123
Balance as of July 29, 2023	464	111
Balance as of October 28, 2023	472	98
Revenues recognized from our beginning contract liability balance were $114 and $268 for the quarter and nine months ended October 28, 2023 and $100 and $232 for the quarter and nine months ended October 29, 2022.
Disaggregation of Revenue
The following table summarizes our disaggregated net sales:

	Quarter Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Nordstrom	$2,051	$2,264	$6,570	$7,324
Nordstrom Rack	1,149	1,169	3,356	3,567
Total net sales	$3,200	$3,433	$9,926	$10,891

Digital sales as a % of total net sales	34%	34%	35%	37%

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
The following table summarizes the percent of net sales by merchandise category:

	Quarter Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Women’s Apparel	28%	29%	28%	29%
Shoes	27%	27%	26%	26%
Men’s Apparel	15%	15%	15%	15%
Accessories	11%	11%	12%	12%
Beauty	12%	11%	12%	11%
Kids’ Apparel	4%	4%	4%	4%
Other	3%	3%	3%	3%
Total net sales	100%	100%	100%	100%
NOTE 4: DEBT AND CREDIT FACILITIES
Credit Facilities
As of October 28, 2023, we had total short-term borrowing capacity of $800 and no outstanding borrowings under the Revolver that expires in May 2027. Provided that we obtain written consent from the lenders, we have the option to increase the Revolver by up to $200, to a total of $1,000, and two options to extend the Revolver for additional one-year terms.
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
Under the Revolver, we have two financial covenant tests that need to be met on a quarterly basis: a Leverage Ratio that is less than or equal to 4 times and a fixed charge coverage ratio that is greater than or equal to 1.25 times. As of October 28, 2023, we were in compliance with all covenants.
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
Our $800 commercial paper program allows us to use the proceeds to fund operating cash requirements. Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. The issuance of commercial paper has the effect of reducing available liquidity under the Revolver by an amount equal to the principal amount of commercial paper outstanding. Conversely, borrowings under our Revolver have the effect of reducing the available capacity of our commercial paper program by an amount equal to the amount outstanding. As of October 28, 2023, we had no issuances outstanding under our commercial paper program.
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
Long-term debt is recorded at carrying value. If long-term debt was measured at fair value, we would use quoted market prices of the same or similar issues, which is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	October 28, 2023	January 28, 2023	October 29, 2022
Carrying value of long-term debt	$2,861	$2,856	$2,855
Fair value of long-term debt	2,168	2,278	2,224
Non-financial Assets Measured at Fair Value on a Nonrecurring Basis
We measure certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and ROU assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets and liabilities using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements.
During the nine months ended October 28, 2023, we measured our investment in Nordstrom Canada, our related-party receivables and related lease guarantees at fair value (see Note 2: Canada Wind-down for additional information).
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
NOTE 6: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
RSUs	$11	$10	$31	$32
Stock options	1	1	5	12
Other[1]	1	1	5	6
Total stock-based compensation expense, before income tax benefit	13	12	41	50
Income tax benefit	(3)	(3)	(10)	(12)
Total stock-based compensation expense, net of income tax benefit	$10	$9	$31	$38
1 Other stock-based compensation expense includes PSUs, ESPP and nonemployee director stock awards.

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
The following table summarizes our grant allocations:

	Nine Months Ended
	October 28, 2023		October 29, 2022
	Granted	Weighted-average grant-date fair value per unit	Granted	Weighted-average grant-date fair value per unit
RSUs	3.2	$16	2.9	$22
Stock options	1.2	$8	1.1	$10
PSUs	0.4	$16	0.5	$23
Under our deferred and stock-based compensation plan arrangements, we issued 0.7 and 2.3 shares of common stock during the quarter and nine months ended October 28, 2023 and 0.7 and 2.6 shares during the quarter and nine months ended October 29, 2022.
NOTE 7: SHAREHOLDERS’ EQUITY
Share Repurchases
In May 2022, our Board of Directors authorized a program to repurchase up to $500 of our outstanding common stock, with no expiration date. We repurchased 0.03 shares of common stock for $1 at an average purchase price per share of $19.41 during the nine months ended October 28, 2023, compared with 2.3 shares for $53 at an average purchase price per share of $22.95 during the nine months ended October 29, 2022, and had $438 remaining in share repurchase capacity as of October 28, 2023.
Dividends
In November 2023, subsequent to quarter end, we declared a quarterly dividend of $0.19 per share, which will be paid on December 13, 2023 to shareholders of record at the close of business on November 28, 2023.
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

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
NOTE 8: EARNINGS PER SHARE
The computation of EPS is as follows:

	Quarter Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net earnings (loss)	$67	($20)	$—	$126

Basic weighted-average shares outstanding	162.0	159.5	161.5	160.1
Dilutive effect of common stock equivalents	1.6	—	—	2.2
Diluted weighted-average shares outstanding	163.6	159.5	161.5	162.3

Basic EPS	$0.41	($0.13)	$—	$0.79
Diluted EPS	$0.41	($0.13)	$—	$0.77

Anti-dilutive common stock equivalents	8.2	10.1	10.3	9.2
NOTE 9: SEGMENT REPORTING
The following table sets forth information for our reportable segment:

	Quarter Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Retail segment EBIT	$149	$119	$535	$471
Corporate/Other EBIT	(47)	(116)	(500)	(193)
Interest expense, net	(24)	(32)	(78)	(101)
Earnings (loss) before income taxes	$78	($29)	($43)	$177
For information about disaggregated revenues, see Note 3: Revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where otherwise noted)
The following MD&A provides a narrative of our financial performance and is intended to promote understanding of our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, Item 1. Financial Statements (Unaudited) and generally discusses the results of operations for the quarter and nine months ended October 28, 2023 compared with the quarter and nine months ended October 29, 2022. The following discussion and analysis contains forward-looking statements and should also be read in conjunction with cautionary statements and risks described elsewhere in this Form 10-Q before deciding to purchase, hold or sell shares of our common stock.

Overview	19
Results of Operations	20
Liquidity	26
Capital Resources	27
Critical Accounting Estimates	29
Recent Accounting Pronouncements	29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where otherwise noted)
OVERVIEW
Third quarter results reflected continued progress on our 2023 key priorities of improving Nordstrom Rack performance, increasing inventory productivity and optimizing our supply chain capabilities. Execution on these priorities and quickly adapting to shifting sales trends helped us deliver earnings growth despite lower sales in a challenging macroeconomic environment.
For the third quarter of 2023, we reported net earnings of $67, or $0.41 per diluted share, compared with a loss of $20, or $0.13 loss per diluted share, in 2022. After excluding adjustments from the wind-down of Canadian operations, Adjusted EPS1 in the third quarter of 2023 was $0.25, compared with Adjusted EPS1 of $0.20 in the third quarter of 2022, which excludes an asset impairment charge.
Total Company net sales decreased 6.8% compared with the third quarter of 2022. This included a negative 270 basis point impact from the wind-down of Canadian operations and an approximately 200 basis point positive impact from one week of the Anniversary Sale shifting into the third quarter of 2023. The majority of our categories improved sequentially from the second quarter of 2023, when compared with the same period in 2022.
We are encouraged by the progress we are making as a result of our focus on our key priorities. We are committed to delivering profitable growth while improving the customer experience through our key priorities.
Nordstrom Rack – We deliver great brands at great prices for our customers at Nordstrom Rack, and we continue to improve by growing the most desirable brands offered, driving greater engagement and profitability at NordstromRack.com and expanding our reach and convenience with new Rack stores in key markets. We adjusted our assortment throughout the quarter to meet shifting demand and ensure our customers have a compelling flow of new and relevant products. As we continue to focus on our digital offering, we made progress on its profitability. Our Rack digital channel is now profitable on a year-to-date basis.
We opened 19 new stores and relocated one store year to date through December 1, 2023. We believe that Rack stores are a great investment, with returns that exceed our cost of capital and have a short payback period, and they are also our largest source of new customer acquisition. We are excited to roll out to more markets and increase our Rack footprint, and have announced plans to open 17 more stores beyond 2023.
Inventory Productivity – We are focused on better inventory discipline to provide customers with relevant and new assortments and improve our earnings and return on invested capital. We continue to manage with leaner inventories, with overall ending inventory levels 9% lower than the third quarter of 2022 and a positive sales-to-inventory spread. This lower level of inventory required fewer markdowns and helped drive 180 basis points of expansion in our gross profit as a rate of sales, compared with the third quarter of 2022. We are also gaining traction with our Nordstrom private label brands, which are more profitable and have lower return rates. Our overall inventory position is healthy heading into the holiday season, and while our designer category remains pressured, we expect to end the year with an improved inventory position in this category.
Supply Chain Optimization – We continue to make good progress on our supply chain initiatives, which drive improvements in customer experience and profitability. We delivered a better experience to our customers through faster delivery, lower cancellation rates and increased accuracy of inventory, while also driving cost savings. Following four consecutive quarters of reductions in our variable supply chain costs of more than 100 basis points compared with the prior year, we were able to drive another 50 basis point reduction in the third quarter of 2023. We expect the level of cost savings to stabilize going forward, as we have been focused on this priority for over a year. However, we will continue to seek out additional efficiencies in flow and improved productivity through inventory management initiatives.
Throughout this year, we made solid progress against each of our priorities, which we believe will help us expand market share and improve profitability. Looking ahead, we are excited to fulfill our brand purpose to help our customers feel good and look their best this holiday season and beyond. We are navigating through near-term uncertainty while continuing to advance our long-term strategic priorities to better serve our customers and increase shareholder value.
1 Adjusted EPS is a non-GAAP financial measure. For a reconciliation between GAAP and non-GAAP financial measures, see Adjusted EBIT, Adjusted EBITDA, Adjusted EBIT margin and Adjusted EPS (Non-GAAP financial measures) below.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where otherwise noted)
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
Net Sales
The following table summarizes net sales:

	Quarter Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales:
Nordstrom	$2,051	$2,264	$6,570	$7,324
Nordstrom Rack	1,149	1,169	3,356	3,567
Total net sales	$3,200	$3,433	$9,926	$10,891

Net sales (decrease) increase:
Nordstrom	(9.4%)	(3.4%)	(10.3%)	10.7%
Nordstrom Rack	(1.8%)	(1.9%)	(5.9%)	4.7%
Total Company	(6.8%)	(2.9%)	(8.9%)	8.7%

Digital sales as a % of total net sales	34%	34%	35%	37%
Digital sales decrease	(11%)	(16%)	(14%)	(4%)

Nordstrom GMV (decrease) increase	(9.8%)	(3.3%)	(10.6%)	10.8%
Total Company GMV (decrease) increase	(7.1%)	(3.0%)	(9.1%)	8.6%
Total Company net sales and GMV decreased for the quarter and nine months ended October 28, 2023, compared with the same periods in 2022. For the third quarter of 2023, 270 basis points of the decrease was due to the deconsolidation of our Canadian operations as of March 2, 2023 (see Note 2: Canada Wind-down in Item 1). This was partially offset by the timing shift of the Anniversary Sale, which had a positive impact on net sales of approximately 200 basis points compared with the third quarter of 2022. Total Company net sales for the nine months ended October 28, 2023, compared with the same period in 2022, were negatively impacted 245 basis points from the wind-down of Canadian operations. For the third quarter and nine months ended October 28, 2023, active and beauty were the strongest categories compared with the same periods in 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where otherwise noted)
Nordstrom net sales and GMV decreased for the third quarter and nine months ended October 28, 2023, compared with the same periods in 2022. Nordstrom net sales were negatively impacted 410 basis points for the third quarter of 2023 and 360 basis points for the nine months ended October 28, 2023 from the wind-down of Canadian operations. For the third quarter of 2023, this was partially offset by the timing shift of the Anniversary Sale which had a positive impact on net sales of approximately 300 basis points, compared with the third quarter of 2022. For both the quarter and nine months ended October 28, 2023, Nordstrom net sales reflected a decrease in the number of items sold, partially offset by an increase in the average selling price per item sold.
Nordstrom Rack net sales decreased for the third quarter and nine months ended October 28, 2023, compared with the same periods in 2022, which reflected a decrease in the number of items sold, partially offset by an increase in the average selling price per item sold. Eliminating store fulfillment for Nordstrom Rack digital orders during the third quarter of 2022 negatively impacted Nordstrom Rack sales by approximately 100 basis points for the third quarter of 2023 and approximately 400 basis points for the nine months ended October 28, 2023, compared with the same periods in 2022.
Total Company digital sales decreased for the third quarter and nine months ended October 28, 2023, compared with the same periods in 2022. Eliminating store fulfillment for Nordstrom Rack digital orders during the third quarter of 2022 and sunsetting Trunk Club in the second quarter of 2022 negatively impacted digital sales by approximately 100 basis points for the third quarter of 2023 and approximately 500 basis points for the nine months ended October 28, 2023. The decrease in digital sales for the third quarter of 2023 was partially offset by the timing of the Anniversary Sale, which had a positive impact on digital sales of approximately 400 basis points, compared with the same period in 2022.
During the nine months ended October 28, 2023, we opened 18 Nordstrom Rack stores and relocated one Nordstrom Rack store. We also closed one Nordstrom Rack store, one Nordstrom store and one Nordstrom Local service hub. We deconsolidated six Nordstrom and seven Nordstrom Rack stores in Canada as of March 2, 2023 (see Note 2: Canada Wind-down in Item 1).
Credit Card Revenues, Net
Credit card revenues, net increased $7 and $27 for the third quarter and nine months ended October 28, 2023, compared with the same periods in 2022. The increases were due to higher revenue recognized in connection with our 2022 TD program agreement amendment and higher finance charges from both higher outstanding balances and rates. The increases were partially offset by increased credit losses.
Fiscal Year 2023 Total Revenue Outlook
In fiscal 2023, which includes a 53rd week, we expect total revenue, including retail sales and credit card revenues, to decline 4 to 6 percent compared with fiscal 2022. Our outlook includes approximately 250 basis points of negative impact from the wind-down of business operations in Canada (see Note 2: Canada Wind-down in Item 1) and approximately 130 basis points of positive impact from the 53rd week.
Gross Profit
The following table summarizes gross profit:

	Quarter Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Gross profit	$1,120	$1,139	$3,438	$3,680
Gross profit as a % of net sales	35.0%	33.2%	34.6%	33.8%

			October 28, 2023	October 29, 2022
Inventory turnover rate			3.43	3.26
Gross profit decreased $19 and $242 for the third quarter and nine months ended October 28, 2023, compared with the same periods in 2022, due to lower sales, partially offset by lower markdowns, increased inventory productivity and lower buying and occupancy costs. Gross profit as a rate of net sales increased 180 and 85 basis points for the third quarter and nine months ended October 28, 2023, compared with the same periods in 2022, due to lower markdowns, increased inventory productivity and lower buying and occupancy costs, partially offset by deleverage on lower sales.
Ending inventory as of October 28, 2023 decreased 8.8%, compared with the same period in 2022, versus a 6.8% decrease in sales for the third quarter of 2023, reflecting continued strong inventory discipline.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where otherwise noted)
Selling, General and Administrative Expenses
SG&A is summarized in the following table:

	Quarter Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
SG&A expenses	$1,163	$1,249	$3,466	$3,722
SG&A expenses as a % of net sales	36.3%	36.4%	34.9%	34.2%
SG&A decreased $86 and $256 for the third quarter and nine months ended October 28, 2023, compared with the same periods in 2022, primarily due to lower variable costs, driven by lower sales and supply chain efficiency initiatives, partially offset by higher labor costs. The third quarter of 2022 included a supply chain technology and related asset impairment charge of $70, and the nine months ended October 29, 2022 also included a $51 gain on sale of our interest in a corporate office building and an $18 impairment charge related to costs associated with the wind-down of Trunk Club.
SG&A as a percent of net sales decreased 5 basis points for the third quarter of 2023, compared with the same period in 2022, due to a supply chain technology and related asset impairment charge incurred in the third quarter of 2022 and improvements in variable costs from supply chain efficiency initiatives, partially offset by deleverage from lower sales and higher labor costs. SG&A as a percent of net sales increased 75 basis points for the nine months ended October 28, 2023, compared with the same period in 2022, primarily due to deleverage from lower sales and higher labor costs, partially offset by supply chain efficiencies.
Canada Wind-down Costs
We recognized charges associated with the wind-down of Nordstrom Canada of $284 in the nine months ended October 28, 2023, including a favorable adjustment of $25 in the third quarter of 2023 (see Note 2: Canada Wind-down in Item 1).
Earnings Before Interest and Income Taxes
EBIT is summarized in the following table:

	Quarter Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
EBIT	$102	$3	$35	$278
EBIT as a % of net sales	3.2%	0.1%	0.4%	2.6%
EBIT improved $99 and 310 basis points as a rate of net sales for the third quarter of 2023, compared with the same period in 2022, due to an improved gross profit rate and supply chain efficiency initiatives, partially offset by lower sales volume. The third quarter of 2023 included a $25 favorable impact from the wind-down of Nordstrom Canada, while the third quarter of 2022 included a supply chain technology and related asset impairment charge of $70.
EBIT decreased $243 and 220 basis points as a rate of net sales for the nine months ended October 28, 2023, compared with the same period in 2022, primarily due to $284 of expenses associated with the wind-down of Canadian operations and lower sales, partially offset by an improved gross profit rate and supply chain efficiency initiatives. The nine months ended October 29, 2022 included a supply chain technology and related asset impairment charge of $70, a $51 gain on sale of our interest in a corporate office building and an $18 impairment charge related to costs associated with the wind-down of Trunk Club.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where otherwise noted)
Interest Expense, Net
Interest expense, net was $24 for the third quarter of 2023, compared with $32 for the same period in 2022, and $78 for the nine months ended October 28, 2023, compared with $101 for the same period in 2022. The decreases in interest expense, net were primarily due to an increase in interest income from higher prevailing rates.
Income Tax
Income tax expense is summarized in the following table:

	Quarter Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Income tax expense (benefit)	$11	($9)	($43)	$51
Effective tax rate	14.2%	30.6%	99.7%	29.0%
The effective tax rate decreased in the third quarter of 2023, compared with the same period in 2022, primarily due to additional tax benefits related to the wind-down of Canadian operations during the quarter. The effective tax rate increased for the nine months ended October 28, 2023, compared with the same period in 2022, primarily due to the favorable resolution of certain tax matters and net tax benefits of $95 related to the wind-down of Canadian operations.
Earnings Per Share
EPS is as follows:

	Quarter Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Basic	$0.41	($0.13)	$—	$0.79
Diluted	$0.41	($0.13)	$—	$0.77
Diluted EPS improved $0.54 for the third quarter of 2023 primarily due to an improved gross profit rate and supply chain efficiency initiatives, partially offset by lower sales. The third quarter of 2023 includes an adjustment from the wind-down of Canadian operations that increased diluted EPS $0.16 per share, while the third quarter of 2022 includes a net unfavorable impact of $0.33 per diluted share due to a supply chain impairment charge. For the nine months ended October 28, 2023, diluted EPS decreased $0.77 primarily due to charges related to the wind-down of Canadian operations that decreased diluted EPS by $1.16 per share and lower sales, partially offset by an improved gross profit rate and supply chain efficiency initiatives. The nine months ended October 29, 2022 includes a net unfavorable impact of $0.18 per diluted share due to a supply chain impairment charge, an impairment charge related to costs associated with the wind-down of Trunk Club, partially offset by the gain on sale of our interest in a corporate office building.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where otherwise noted)
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
The following is a reconciliation of net earnings (loss) to Adjusted EBIT and Adjusted EBITDA and net earnings as a percent of net sales to Adjusted EBIT margin:

	Quarter Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net earnings (loss)	$67	($20)	$—	$126
Income tax expense (benefit)	11	(9)	(43)	51
Interest expense, net	24	32	78	101
Earnings before interest and income taxes	102	3	35	278
Canada wind-down costs	(25)	—	284	—
Supply chain impairment	—	70	—	70
Trunk Club wind-down costs	—	—	—	18
Gain on sale of interest in a corporate office building	—	—	—	(51)
Adjusted EBIT	77	73	319	315
Depreciation and amortization expenses	145	152	430	453
Amortization of developer reimbursements	(17)	(18)	(52)	(54)
Adjusted EBITDA	$205	$207	$697	$714

Net sales	$3,200	$3,433	$9,926	$10,891
Net earnings (loss) as a % of net sales	2.1%	(0.6%)	—%	1.2%
EBIT margin %	3.2%	0.1%	0.4%	2.6%
Adjusted EBIT margin %	2.4%	2.1%	3.2%	2.9%
The following is a reconciliation of diluted EPS to Adjusted EPS:

	Quarter Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Diluted EPS	$0.41	($0.13)	$—	$0.77
Canada wind-down costs	(0.15)	—	1.74	—
Supply chain impairment	—	0.44	—	0.44
Trunk Club wind-down costs	—	—	—	0.11
Gain on sale of interest in a corporate office building	—	—	—	(0.31)
Income tax impact on adjustments[1]	(0.01)	(0.11)	(0.58)	(0.06)
Adjusted EPS	$0.25	$0.20	$1.16	$0.95
1 The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate for the respective non-GAAP adjustment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where otherwise noted)
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

	Four Quarters Ended
	October 28, 2023	October 29, 2022
Net earnings	$119	$326
Income tax (benefit) expense	(2)	117
Interest expense	136	138
Earnings before interest and income tax expense	253	581

Operating lease interest[1]	86	85
Non-operating related adjustments[2]	284	38
Adjusted net operating profit	623	704

Adjusted estimated income tax expense[3]	(144)	(186)
Adjusted net operating profit after tax	$479	$518

Average total assets	$8,956	$9,227
Average noncurrent deferred property incentives in excess of ROU assets[4]	(167)	(205)
Average non-interest bearing current liabilities	(3,134)	(3,369)
Non-operating related adjustments[5]	294	(7)
Adjusted average invested capital	$5,949	$5,646

Return on assets	1.3%	3.5%
Adjusted ROIC	8.1%	9.2%
1 Operating lease interest is a component of operating lease cost recorded in occupancy costs. We add back operating lease interest for purposes of calculating adjusted net operating profit for consistency with the treatment of interest expense on our debt.
2 Non-operating related adjustments primarily relate to the wind-down of our Canadian operations for the four quarters ended October 28, 2023 and a supply chain impairment charge, partially offset by the gain on sale of our interest in a corporate office building for the four quarters ended October 29, 2022. See the Adjusted EBIT and Adjusted EBITDA section, as well as our 2022 Annual Report, for detailed information on certain non-operating related adjustments.
3 Adjusted estimated income tax expense is calculated by multiplying the adjusted net operating profit by the adjusted effective tax rate (which removes the impact of non-operating related adjustments) for the trailing twelve-month periods ended October 28, 2023 and October 29, 2022. The adjusted effective tax rate is calculated by dividing adjusted income tax by adjusted earnings before income taxes for the same trailing twelve-month periods.
4 For leases with property incentives that exceed the ROU assets, we reclassify the amount from assets to other current liabilities and other liabilities on the Condensed Consolidated Balance Sheets. The current and noncurrent amounts are used to reduce average total assets above, as this better reflects how we manage our business.
5 Non-operating related adjustments primarily relate to the wind-down of our Canadian operations for the trailing twelve-month period ended October 28, 2023 and a supply chain impairment charge, partially offset by the gain on sale of our interest in a corporate office building for the trailing twelve-month period ended October 29, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where otherwise noted)
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
We ended the third quarter of 2023 with $375 in cash and cash equivalents and $800 of additional liquidity available on our Revolver. Cash and cash equivalents in the third quarter of 2023 increased from $293 in the third quarter of 2022, driven by cash flow from earnings, partially offset by payments for capital expenditures, Canadian guarantee settlements (see Note 2: Canada Wind-down in Item 1) and dividends. We believe that our cash flows from operations are sufficient to meet our cash requirements for the next 12 months and beyond. Our cash requirements are subject to change as business conditions warrant and opportunities arise and we may elect to raise additional funds in the future through the issuance of either debt or equity.
The following is a summary of our cash flows by activity:

	Nine Months Ended
	October 28, 2023	October 29, 2022
Net cash provided by operating activities	$107	$240
Net cash used in investing activities	(376)	(243)
Net cash used in financing activities	(43)	(23)
Operating Activities
Net cash provided by operating activities decreased $133 for the nine months ended October 28, 2023, compared with the same period in 2022, due to the Canadian guarantee settlements and the timing of purchases and payments for inventory, partially offset by changes in compensation.
Investing Activities
Net cash used in investing activities increased $133 for the nine months ended October 28, 2023, compared with the same period in 2022, primarily due to increased capital expenditures for Nordstrom Rack new store openings, the sale of our interest in a corporate office building in 2022 and the decrease in cash and cash equivalents resulting from the deconsolidation of Canada in 2023 (see Note 1: Basis of Presentation and Note 2: Canada Wind-down in Item 1).
Capital Expenditures
Our capital expenditures, net are summarized as follows:

	Nine Months Ended
	October 28, 2023	October 29, 2022
Capital expenditures	$375	$325
Deferred property incentives[1]	(25)	(10)
Capital expenditures, net	$350	$315

Capital expenditures as a % of net sales	3.8%	3.0%
1 Deferred property incentives are included in our cash provided by operations in our Condensed Consolidated Statements of Cash Flows in Item 1. We operationally view the property incentives we receive from our developers and vendors as an offset to our capital expenditures.
Financing Activities
Net cash used in financing activities increased $20 for the nine months ended October 28, 2023, compared with the same period in 2022, primarily due to the drawdown on the Revolver in 2022, partially offset by decreased share repurchases.
Share Repurchases
We repurchased $1 for the nine months ended October 28, 2023, compared with $53 in the nine months ended October 29, 2022.
Dividends
We paid dividends of $92 and $90 for the nine months ended October 28, 2023 and October 29, 2022, or $0.57 per share for each year-to-date period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where otherwise noted)
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

	Nine Months Ended
	October 28, 2023	October 29, 2022
Net cash provided by operating activities	$107	$240
Capital expenditures	(375)	(325)
Change in cash book overdrafts	37	21
Free Cash Flow	($231)	($64)
CAPITAL RESOURCES
Borrowing Capacity and Activity
As of October 28, 2023, we had total short-term borrowing capacity of $800 under the Revolver that expires in May 2027. As of October 28, 2023, we had no borrowings outstanding under our Revolver and no issuances outstanding under our commercial paper program. For more information about our credit facilities, see Note 4: Debt and Credit Facilities in Item 1.
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
As of October 28, 2023, we were in compliance with all covenants. We have certain limitations with respect to the payment of dividends and share repurchases under our Revolver agreement. For more information about our Revolver covenants, see Note 4: Debt and Credit Facilities in Item 1.
On March 1, 2023, we amended our Revolver agreement. See Note 2: Canada Wind-down in Item 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where otherwise noted)
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

October 28, 2023
Debt	$2,861
Operating lease liabilities	1,635
Adjusted debt	$4,496

Four Quarters Ended October 28, 2023
Net earnings	$119
Income tax benefit	(2)
Interest expense, net	106
Earnings before interest and income taxes	223

Depreciation and amortization expenses	581
Operating Lease Cost	270
Amortization of developer reimbursements[1]	69
Canada wind-down costs	284
Other Revolver covenant adjustments[2]	46
Adjusted EBITDAR	$1,473

Debt to Net Earnings	24.0
Adjusted debt to EBITDAR	3.1
1 Amortization of developer reimbursements is a non-cash reduction of Operating Lease Cost and is therefore added back to Operating Lease Cost for purposes of our Revolver covenant calculation.
2 Other adjusting items to reconcile net earnings to Adjusted EBITDAR as defined by our Revolver covenant include interest income, certain non-cash charges and other gains and losses where relevant. For the four quarters ended October 28, 2023, other Revolver covenant adjustments primarily includes interest income. See our 2022 Annual Report for detailed information on certain non-operating related adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where otherwise noted)
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
Canada Wind-down
To assess the estimated fair value of our Nordstrom Canada investment and our related-party receivables, we estimated the assets available for distribution in relation to expected claims. At the time of filing, the estimated amount of Nordstrom Canada’s liabilities exceeded the estimated fair value of assets available for distribution to creditors, and in relation to the receivables, we may not recover significant proceeds. As a result, our fair value was recorded as zero in our Condensed Consolidated Balance Sheets as of April 29, 2023. As of October 28, 2023, we adjusted our receivables by an immaterial amount based on currently available information.
As of October 28, 2023, we recorded the amount we believe probable of receipt as part of the claims process. This includes receipts related to the rights to the former landlords’ distributions, reimbursement of employee trust contributions and other receivables existing at the time of deconsolidation. The receivable and our other estimates are dependent on the outcome of the Nordstrom Canada wind-down process, including the amount of third-party and Nordstrom claims asserted and recognized in the claims process, the amount of assets available for distribution and the negotiation of a CCAA plan of arrangement approved by the creditors and the Ontario Superior Court of Justice. We continue to work through the wind-down process and our estimates of net losses are based on currently available information, our assessment of the validity of certain expected claims and our assessment of the recoverability of amounts receivable from Nordstrom Canada. These estimates may change as new information becomes available and it is reasonably possible that they may materially change from the estimated amounts. Increases in estimated costs to settle claims and decreases in estimated assets available for distribution may result in additional material charges. At the same time, any future decreases in estimated costs to settle claims or increases in estimated assets available for distribution may result in a gain, which would reduce our estimated charges.
See Note 2: Canada Wind-down in Item 1 for additional information.
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

Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
For the purposes of the Exchange Act, our Chief Executive Officer, Erik B. Nordstrom, serves as our principal executive officer and our Chief Financial Officer, Cathy R. Smith, is our principal financial officer and principal accounting officer.
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
On March 2, 2023, Nordstrom Canada commenced a wind-down of its business operations pursuant to a CCAA proceeding overseen by the Ontario Superior Court of Justice. See Note 2: Canada Wind-down in Part I for more information.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) SHARE REPURCHASES
(Dollar and share amounts in millions, except per share amounts)
We repurchased no shares of common stock during the third quarter of 2023 and we had $438 remaining in share repurchase capacity as of October 28, 2023. See Note 7: Shareholders’ Equity in Item 1 for more information about our May 2022 share repurchase program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
(a) The information required under this item is incorporated herein by reference or filed or furnished as part of this report at:

Page
Nordstrom, Inc. and Subsidiaries Exhibit Index	32
All other exhibits are omitted because they are not applicable, not required or because the information required has been given as part of this report.

NORDSTROM, INC.
Exhibit Index

Incorporated by Reference
Exhibit			Form	Exhibit	Filing Date

3.1		Bylaws, as amended and restated on September 20, 2023	8-K	3.1	9/21/2023

10.1	†	2023 Form of Independent Director Indemnification Agreement

31.1	†	Certification of Chief Executive Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	†	Inline XBRL Instance Document

101.SCH	†	Inline XBRL Taxonomy Extension Schema Document

101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	†	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	†	Cover Page Interactive Data File (Inline XBRL)

† Filed herewith electronically
‡ Furnished herewith electronically

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Cathy R. Smith
Cathy R. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	December 1, 2023