Form 10-K
period 2024-02-03
NORDSTROM INC
filed 2024-03-19
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Nordstrom, Inc. and subsidiaries 1

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of July 28, 2023, the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $3.0 billion using the closing sales price on that day of $22.95. On March 11, 2024, 163,258,218 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2024 Annual Meeting of Shareholders, scheduled to be held on May 22, 2024, are incorporated into Part III.

Nordstrom, Inc. and subsidiaries 3

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements regarding matters that are not historical facts, and are based on our management’s beliefs and assumptions and on information currently available to our management. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “pursue,” “going forward” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, our anticipated financial outlook for the fiscal year ending February 1, 2025, trends in our operations and the following:
Strategic and Operational
•successful execution of our customer strategy to provide customers superior service, products and experiences, online, through our fulfillment capabilities and in stores,
•timely and effective implementation and execution of our evolving business model, including:
◦winning at our market strategy by providing a differentiated and seamless experience, which consists of the integration of our digital and physical assets, development of new supply chain capabilities and timely delivery of products,
◦broadening the reach of Nordstrom Rack, including delivering great brands at great prices and leveraging our digital and physical assets,
◦enhancing our platforms and processes to deliver core capabilities to drive customer, employee and partner experiences both digitally and in stores,
•our ability to effectively manage our merchandise strategy, including our ability to offer compelling assortments and optimize our inventory to ensure we have the right product mix and quantity in each of our channels and locations, allowing us to get closer to our customers,
•our ability to effectively allocate and scale our marketing strategies and resources, as well as realize the expected benefits of Nordstrom Media Network, The Nordy Club, advertising and promotional campaigns,
•our ability to respond to the evolving retail environment, including new fashion trends, environmental considerations and our customers’ changing expectations of service and experience in stores and online, and our development and outcome of new market strategies and customer offerings,
•our ability to mitigate the effects of disruptions in the global supply chain, including factory closures, transportation challenges or stoppages of certain imports, and rising prices of raw materials and freight expenses,
•our ability to control costs through effective inventory management and supply chain processes and systems,
•our ability to acquire, develop and retain qualified and diverse talent by providing appropriate training, compelling work environments and competitive compensation and benefits, especially in areas with increased market compensation, all in the context of any labor shortage and competition for talent,
•our ability to realize expected benefits, anticipate and respond to potential risks and appropriately manage costs associated with our credit card revenue sharing program,
•potential goodwill impairment charges, future impairment charges and fluctuations in the fair values of reporting units or of assets in the event projected financial results are not achieved within expected time frames or if our strategic direction changes,
Data, Cybersecurity and Information Technology
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
•our ability to maintain our reputation and relationships with our customers, employees, vendors and third-party partners and landlords,
•our ability to act responsibly and with transparency with respect to our environmental, social and governance practices and initiatives, meet any communicated targets, goals or milestones and adapt to evolving reporting requirements,
•our ability to market our brand and distribute our products through a variety of third-party publisher or platform channels, as well as access mobile operating system and website identifiers for personalized delivery of targeted advertising,
•the impact of a concentration of stock ownership on our shareholders’ ability to influence corporate matters,
Investment and Capital
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
•the length and severity of epidemics or pandemics, or other catastrophic events, and the related impact on customer behavior, store and online operations and supply chain functions, as well as our future consolidated financial position, results of operations and cash flows,
•the impact of the seasonal nature of our business and cyclical customer spending,
•the impact of economic and market conditions, including inflation and measures to control inflation, and resulting changes to customer purchasing behavior, unemployment and bankruptcy rates and the resulting impact on consumer spending and credit patterns,
•the impact of economic, environmental or political conditions,
•the impact of changing traffic patterns at shopping centers and malls,
•financial insecurity or potential insolvency experienced by our vendors, suppliers, developers, landlords, competitors or customers,
•weather conditions, natural disasters, climate change, national security concerns, global conflicts, civil unrest, other market and supply chain disruptions, the effects of tariffs, or the prospects of such events, and the resulting impact any of these events may have on consumer spending patterns or information technology systems and communications,
Legal and Regulatory
•our, and the third parties we do business with, compliance with applicable domestic and international laws, regulations and ethical standards, minimum wage, employment and tax, information security and privacy, consumer credit and environmental regulations and the outcome of any claims, litigation and regulatory investigations and resolution of such matters,
•the impact of changes in laws relating to consumer credit, the current regulatory environment, the financial system and tax reforms,
•the impact of changes in accounting rules and regulations, changes in our interpretation of the rules or regulations, or changes in underlying assumptions, estimates or judgments,
•the outcome of events or occurrences related to the wind-down of business operations in Canada.
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

Nordstrom, Inc. and subsidiaries 5

All references to “we,” “us,” “our,” or the “Company” mean Nordstrom, Inc. and its subsidiaries. On March 2, 2023, Nordstrom Canada commenced a wind-down of its business operations (see Note 2: Canada Wind-down in Item 8) and as of this date, Nordstrom Canada was deconsolidated from Nordstrom, Inc.’s financial statements. Nordstrom Canada results prior to March 2, 2023 are included in the Company’s Consolidated Financial Statements.
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

DEFINITIONS OF COMMONLY USED TERMS

Term	Definition
2019 Plan	2019 Equity Incentive Plan
2023 Annual Report	Annual Report on Form 10-K filed on March 19, 2024
Adjusted EPS	Adjusted earnings (loss) per diluted share (a non-GAAP financial measure)
Adjusted ROIC	Adjusted return on invested capital (a non-GAAP financial measure)
ASU	Accounting Standards Update
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CCAA	Companies’ Creditors Arrangement Act
CISO	Chief Information Security Officer
CTIO	Chief Technology and Information Officer
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

EBIT	Earnings (loss) before interest and income taxes
EBIT margin	Earnings (loss) before interest and income taxes as a percent of net sales
EBITDA	Earnings (loss) before interest, income taxes, depreciation and amortization
EBITDAR	Earnings (loss) before interest, income taxes, depreciation, amortization and rent, as defined by our Revolver covenant
EPS	Earnings (loss) per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fiscal year 2024	52 fiscal weeks ending February 1, 2025
Fiscal year 2023	53 fiscal weeks ending February 3, 2024
Fiscal year 2022	52 fiscal weeks ending January 28, 2023
Fiscal year 2021	52 fiscal weeks ending January 29, 2022
GAAP	U.S. generally accepted accounting principles
GMV	Gross merchandise value
Gross profit	Net sales less cost of sales and related buying and occupancy costs
Leverage Ratio	The sum of our funded debt and operating lease liabilities divided by the preceding twelve months of Adjusted EBITDAR as defined by our Revolver covenant

Term	Definition
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAV	Net asset value
NMN	Nordstrom Media Network, where we use our first-party data and marketing infrastructure to drive cooperative marketing with vendors across both offsite and onsite marketing platforms
Nordstrom
Nordstrom.com, Nordstrom U.S. stores and Nordstrom Local. Nordstrom also included Canada operations prior to March 2, 2023, inclusive of Nordstrom.ca, Nordstrom Canadian stores and Nordstrom Rack Canadian stores, ASOS | Nordstrom prior to December 2023 and TrunkClub.com prior to October 2022.

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

Nordstrom, Inc. and subsidiaries 7

PART I
Item 1. Business.
DESCRIPTION OF BUSINESS
Overview
The Company was founded in 1901 as a retail shoe business in Seattle, Washington, under the guiding principle that success would come by offering customers the very best service, selection, quality and value. We aspire to be the best fashion retailer in a digitally connected world by leveraging the strength of the Nordstrom and Nordstrom Rack banners, our digital and physical properties, and our interconnected business model. We offer an extensive selection of high-quality brand-name and private-label merchandise for women, men, young adults and children, with a focus on apparel, shoes, beauty, accessories and home goods. No matter how customers choose to shop, we are committed to delivering superior service, products and experiences — including alterations, order pickup, dining and styling — to make shopping fun, personalized and convenient. We have one reportable segment, which aggregates our two operating segments, Nordstrom and Nordstrom Rack.
Nordstrom is a leading destination for a breadth of products across brands, styles and prices complemented by unmatched services and experiences. As of February 3, 2024, Nordstrom includes the following physical and digital properties:
•93 Nordstrom stores in the U.S.
•Nordstrom.com website and mobile application
•six Nordstrom Locals
On March 2, 2023, Nordstrom Canada commenced a wind-down of its business operations. See Note 2: Canada Wind-down in Item 8 for more information.
Nordstrom Rack is a premier off-price destination with an industry-leading off-price digital presence, offering great brands at great prices. As of February 3, 2024, Nordstrom Rack includes the following physical and digital properties:
•258 Nordstrom Rack stores in the U.S.
•NordstromRack.com website and mobile application
•two Last Chance clearance stores
Nordstrom Rack purchases merchandise from many of the same vendors carried at Nordstrom and also serves as an outlet for clearance merchandise from the Nordstrom banner. We continue to expand our offerings of the most coveted brands we carry to ensure we have an assortment that customers want. Our goal is for customers to shop and discover amazing deals through both a selection of merchandise and limited-time flash sale events. We continue to expand Nordstrom Rack’s physical footprint — we opened 19 new Nordstrom Rack stores across the U.S. in 2023 and intend on opening 22 more new stores in 2024. Nordstrom Rack stores serve as our primary source of new customers.
As a business, one of our key advantages lies in our ability to leverage an integrated network of physical and digital assets across both Nordstrom and Nordstrom Rack banners. This creates flexibility and convenience for our customers, no matter how they choose to shop — online or in stores. We are well positioned to support our customers with a scalable platform that has been built to support continued growth.
Our omni-channel platform positions us closer to the customer and allows us to drive customer engagement through better service and greater access to product. In addition, our fleet of stores helps us engage with customers by offering unique events and services such as personal styling, order pickup, returns and alterations at convenient locations. Our interconnected model is proving that it works — the average customer who shops across both banners, in both stores and online, spends over twelve times more than a customer shopping a single channel or banner.
Products
In order to offer merchandise that our customers want, we purchase from a wide variety of high-quality domestic and foreign suppliers. Additionally, we utilize unowned inventory models beyond traditional wholesale arrangements that provide a broader assortment in new and existing categories. We also have arrangements with agents and contract manufacturers to produce our private-brand merchandise.
Nordstrom Rack invests in pack and hold inventory, which involves the strategic purchase of merchandise from some of our top brands in advance of the upcoming selling seasons or to minimize inventory gaps from supply chain disruptions, allowing us to buy larger quantities of relevant items when available, then hold a portion to deploy in periods with high demand, tight supply, facilitate new store openings or system constraints. This inventory is typically held for six months on average.

Return Policy
We have a fair and reasonable approach to returns, handling them on a case-by-case basis with the ultimate objective of customer satisfaction. Almost all merchandise can be returned by mail or at any store location. Our goal is to take care of our customers, which includes making returns and exchanges easy, whether in stores or online. At our Nordstrom banner, where we offer free shipping on purchases and returns, we have no formal policy on how long we accept returns for purchases made. We generally accept returns of apparel, footwear, accessories and home products with the original price tag and sales receipt up to 30 days from the date of purchase at Nordstrom Rack stores and up to 40 days from the date of order at NordstromRack.com.
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
We offer customers access to a variety of payment products and services, including a selection of Nordstrom-branded Visa® credit cards, as well as a Nordstrom-branded private-label credit card for Nordstrom purchases. When customers use a Nordstrom-branded credit or debit card, they also participate in The Nordy Club and receive additional benefits, which can vary depending on the level of spend, including early access to the Anniversary Sale, enhanced alterations and stylist benefits and incremental accumulation of points toward Nordstrom Notes.
Although the primary purpose of offering our credit cards is to foster greater customer loyalty and drive more sales, we also receive credit card revenue through our program agreement with TD. Under that agreement, which was amended in the fourth quarter of 2022 and runs through September 2026, TD is the exclusive issuer of Nordstrom-branded consumer credit cards and we perform account servicing functions for those cards. Credit card revenues, net include our portion of the ongoing credit card revenue, net of credit losses, pursuant to our program agreement with TD.
Supply Chain Network
We are continually expanding and enhancing our Supply Chain Network facilities and inventory management systems to support our omni-channel capabilities and provide greater access to merchandise selection and faster delivery. As of February 3, 2024, our Supply Chain Network consists of:
•three fulfillment centers that primarily process and ship orders to our customers
•six distribution centers that primarily process and ship merchandise to our stores and other facilities
•one omni-channel center that both fulfills customer orders and ships merchandise to our stores
In addition, our existing fleet of Nordstrom and Nordstrom Rack stores enables pickup and returns of online orders and facilitates a broader assortment to our digital customers. We select locations and customize inventory allocations to enable merchandise to flow more efficiently and quickly to our customers. Nordstrom online purchases are primarily shipped to our customers from our fulfillment centers but may also be shipped from our Nordstrom stores, distribution centers or omni-channel center. Nordstrom in-store purchases are primarily fulfilled from that store’s inventory, but when inventory is unavailable at that store, it may also be shipped to our customers from our fulfillment centers, distribution centers, omni-channel center or from other Nordstrom stores. Nordstrom Rack online purchases are shipped to our customers from our fulfillment centers and distribution centers. Both Nordstrom and Nordstrom Rack selectively use vendor dropship to supplement online offerings, which are then shipped directly from the vendor to the end customer.
Our first large-scale omni-channel center in Riverside, California, which supports our Nordstrom customers in the West Coast region, opened in 2020. We plan to add Nordstrom Rack inventory and fulfillment to this facility in the future. Our smaller Local omni-channel hub in Torrance, California ceased operations in the third quarter of 2022 as we scaled our Riverside location to support demand in that region. Subsequent to year end, on March 5, 2024, we announced the decision to relocate our San Bernardino fulfillment center operations to our West Coast omni-channel center.
EMPLOYEES
We believe that creating a best-in-class customer experience begins with creating an environment that celebrates and supports all our employees. As we strive to attract and retain the best talent in the industry, we are committed to cultivating a workplace culture where our employees feel included, supported and confident bringing their full selves to work.

Nordstrom, Inc. and subsidiaries 9

As of February 3, 2024, we employed approximately 54,000 employees. Approximately 75% of employees support our stores and approximately 10% support our Supply Chain Network. Due to the seasonal nature of our business, the number of temporary employees may vary and peak during our Anniversary Sale and holiday seasons. In connection with these peak shopping seasons, our employee count may increase by approximately 7% to meet the needs of the business. Currently, our employees have not chosen to be represented by a union.
Diversity, Equity, Inclusion and Belonging
Our commitment to fostering a diverse, equitable and inclusive environment is key to our mission of helping our customers feel good and look their best. We believe in cultivating equity throughout the retail industry and aim to use our resources, influence and platform to foster greater representation of diversity from all our communities. Over the past several years, we have amplified our efforts in this area and set workplace and marketplace ambitions to achieve by the end of 2025. To lead and drive this work, we have operationalized diversity, equity, inclusion and belonging through consistent reviews with Erik B. Nordstrom, our Chief Executive Officer, and Lisa Price, our Chief Human Resources Officer. In addition, our diversity, equity, inclusion and belonging team serves as a center of excellence within the human resources organization and collaborates with leaders across the business to develop and embed equitable and inclusive strategies. Progress toward our diversity, equity, inclusion and belonging ambitions is tracked and reviewed regularly by our executive team and the Board of Directors.
As part of these ongoing efforts, we have several internal initiatives to facilitate a sense of belonging and connection among our teams. One way we do this is through our employee-led, company-sponsored Employee Resource Groups, which represent a variety of seen and unseen identities. In 2023, eight groups served and were led by our employees, providing company-wide programming to advance understanding and celebrate voices from across our organization.
We continue to partner with organizations that invest in equitable pathways for fashion, design and retail talent. In 2023, we supported a product management coursework and mentorship program at Morehouse College, National Retail Federation’s Student Program and Harlem’s Fashion Row and their nonprofit ICON360 with their inaugural Historically Black Colleges and Universities professor summit.
Employee Safety and Well-being
The health and safety of our customers, employees and communities is a responsibility we take very seriously. We continue to offer a variety of mental, emotional and physical wellness resources to support our employees, including digital mental health support and free counseling services through our Employee Assistance Programs.
We seek to listen to and learn from employees across our organization through our open-door policy, conducting regular listening sessions and utilizing our annual Voice of the Employee survey. We regularly review survey results against industry benchmarks to hold ourselves accountable as we continue to improve and evolve our workplace environment.
We remain committed to creating a culture where employees feel they can bring their whole selves to work and achieve their career goals through ongoing growth and development opportunities and fair and transparent performance management and promotion processes.
Total Rewards
To support our goals to retain and attract talented employees, we review our benefits and compensation approach annually.
•Benefits: We offer a range of benefits to all employees upon meeting eligibility requirements, including health care, wellness programs, financial and retirement plans and time away. In addition, we increased our focus on well-being through a multi-year strategy to bring our people new resources and tools to support total well-being, including mental health support.
•Compensation: We are committed to providing our employees with a great place to grow meaningful careers. We regularly review our pay in the markets in which we operate to ensure we are competitive, and we make updates accordingly throughout the year.
To ensure we offer a rewards package that aligns with the wants and needs of our employees, we routinely ask employees for their feedback in surveys throughout the year. We use the feedback to improve the overall experience of our employees.
CORPORATE SOCIAL RESPONSIBILITY
We believe we have a responsibility to support the communities where we operate and to support the health, safety and human rights of everyone in our value chain.

Our Corporate Social Responsibility strategy focuses on environmental sustainability, human rights and corporate philanthropy. In 2023, we made meaningful progress in these areas. Specific highlights include:
•Environmental Sustainability: Through our beauty packaging take back and recycling program BEAUTYCYCLE, we hit an important milestone of taking back more than 50 tons of beauty packaging waste, bringing us more than halfway to our goal of taking back 100 tons by 2025. We also established science-based targets to reduce our greenhouse gas emissions for scope 1 (direct emissions from sources we own or control), scope 2 (indirect emissions from purchased electricity, heat and cooling) and scope 3 (indirect emissions associated with products we sell).
•Human Rights: We are committed to creating safe and fair workplaces for the people who make our products and we conduct due diligence to help support human rights and responsible sourcing. Our Human Rights and Responsible Sourcing program is based on international standards, upholding our Partner Code of Conduct and using third-party assessments to engage our suppliers on relevant policies and programs. We strengthened our policies and programs during the year and assess them cyclically.
•Gender Equity: Promoting gender equity is part of our commitment to human rights. We aim to drive positive change by producing more of our products in factories where women have resources to learn, grow and lead. By the end of 2025, we expect 90% or more of our Nordstrom Made product volume to be produced in facilities that invest in gender equity programs, and we are actively expanding production in factories that made this commitment. We are more than halfway to that goal.
•Charitable Giving: In our 13th year partnering with Shoes That Fit, we raised more than $1.2 million and donated more than 50,000 pairs of shoes to kids in our local communities. We continued our partnerships with Operation Warm and Big Brothers Big Sisters, and together with our customers, we raised enough funds to provide over 25,000 new coats to kids in need this holiday season. On Giving Tuesday alone, our employees allocated over $1 million to the causes they care about and volunteered over 2,500 hours.
Read more about our corporate social responsibility efforts at NordstromCares.com. The information contained or referred to on our website is not deemed to be incorporated by reference into this Annual Report unless otherwise expressly noted.
TRADEMARKS
Our most notable trademarks include Nordstrom, Nordstrom Rack, Zella, Z by Zella, BP., Open Edit, Chelsea28, Caslon, Halogen, Tucker + Tate, Treasure & Bond, 14th & Union, Leith, Abound, Harper Canyon and Melrose & Market. Each of our trademarks is renewable indefinitely, provided it is still used in commerce at the time of the renewal.
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
COMPETITIVE CONDITIONS
We operate in a highly competitive business environment. We regularly compete with other international, national, regional and local retailers, including internet-based businesses, omni-channel department stores, online marketplaces, brands selling direct to consumers online and in-stores, specialty stores, off-price stores and boutiques, which may carry similar lines of merchandise. Our specific competitors vary from market to market. We believe the keys to competing in our industry are what will always matter most to our customers: providing compelling product and outstanding service, both digitally and in stores, backed by people who care. This includes serving customers on their terms by providing a seamless digital and physical experience, offering compelling, curated and quality products across a range of price points, and strategically partnering with relevant and limited distribution brands, all in top markets.

Nordstrom, Inc. and subsidiaries 11

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
For printed versions of these items or any other inquiries, please contact:

Nordstrom Investor Relations
1617 Sixth Avenue
Seattle, Washington 98101
InvRelations@Nordstrom.com
Item 1A. Risk Factors.
Our business faces many risks. We believe the risks described below outline the items of most concern to us. In evaluating our Company, you should carefully consider the following factors, in addition to the other information in this 2023 Annual Report. Before you buy our common stock or invest in our debt, you should know that making such an investment involves risks including, but not limited to, the risks described below. Any one of the following risks could harm our business, financial condition, results of operations or reputation, each of which could cause our stock price to decline or a default on our debt payments, and you may lose all or a part of your investment. Additional risks, trends and uncertainties not presently known to us or that we currently believe are immaterial may also harm our business, financial condition, results of operations or reputation.
STRATEGIC AND OPERATIONAL RISKS
If we are unable to successfully execute our customer strategy, grow our customer base or evolve our business model, it could negatively impact our business and future profitability and growth.
We believe our omni-channel market strategy is a powerful enabler for the business which allows us to better serve customers and provide greater access to product by leveraging all of our assets of people, product and place at the market level. As our business evolves, we must continue to scale our market strategy and focus on better serving our customers through winning in our most important markets, broadening the reach of Nordstrom Rack and increasing our digital velocity. Our market strategy focuses on our customers by seeking to provide a differentiated and seamless experience in a digital world by bringing all of our assets together in each market to serve customers when, where and how they want to shop. We aim to balance our assortment, increase the breadth of selection and continue to leverage our digital and physical assets to increase selection and improve profitability in our Nordstrom Rack banner. We are working to expand our inventory flexibility through unowned inventory models, including dropship, concession, marketplace and other strategies. Additionally, we are working to scale our NMN, which allows our brand partners to directly connect with our customers through on- and off-site media campaigns to drive traffic, sales and engagement.

Our customer focus requires us to build new supply chain capabilities and enhance existing ones, develop applications for electronic devices, improve customer-facing technology, deliver purchased products timely, enhance inventory management systems and allow greater and more fluid inventory availability between digital and retail locations through our market strategy. In addition, these strategies will require further expansion of and reliance on data science and analytics. This business model has a highly variable cost structure and will continue to require investments in cross-channel operations and supporting technologies. There are also inherent risks associated with the investment in new technologies, such as generative artificial intelligence, and such operational and supporting technologies can be subject to failure, disruption or unavailability and increased vulnerability to cyberattacks and other cyber incidents.
If we do not successfully implement our customer strategy, including thoroughly understanding and delivering on our customers’ needs and wants, effectively integrating our digital operations and stores and scaling our market strategy, strengthening our brand awareness, expanding our supply chain initiatives and efficiently getting product to our customers, we may fall short of our customers’ expectations, which would impact our brand, reputation, profitability and growth. Also, if customers shift between shopping at our store and digital channels, or between our Nordstrom and Nordstrom Rack banners, at a different pace than we anticipate, we may need to quickly modify initiatives and investments. If we do not have or devote the resources necessary to execute upon these strategies, our business could be negatively impacted.
Our business could suffer if we do not appropriately assess and react to competitive market forces and changes in customer behavior.
The retail environment is rapidly evolving. Customer shopping preferences continue to shift, including increasing expectations for faster delivery of product. In addition, the retail environment is under significant pressure from non-traditional retailers, including online marketplaces and rental and recommerce companies. We regularly compete with other international, national, regional and local retailers, including internet-based businesses, omni-channel department stores, online marketplaces, brands selling direct to consumers online and in-stores, specialty stores, off-price stores and boutiques, which may carry similar lines of merchandise. Digital channels continue to facilitate comparison shopping, intensifying competition in the retail market, and marketing digitally is controlled by a few key platforms. If we fail to adequately anticipate or respond to customer behavior and expectations, or changing market dynamics, we may lose market share or our ability to remain competitive, causing our sales and profitability to suffer, and may potentially impact the valuation of our goodwill and result in a non-cash impairment charge. If the efficiency and allocation of loyalty marketing, advertising and promotional campaigns that attract customers through various programs and media, including digital media and print, is unsuccessful in influencing consumer behavior in our digital channels and stores, or if our competitors are more effective with their programs than we are, our growth and profitability could suffer. We also may not gather accurate and relevant data or effectively utilize that data, which may impact our strategic planning, marketing and loyalty programs and our overall decision making.
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

Nordstrom, Inc. and subsidiaries 13

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
Any impediment to our inventory optimization may impact our ability to drive growth and meet customer demand, affecting future results and profitability. Shortages in certain materials and increasing pricing pressures in the highly competitive retail environment have contributed, and may in the future continue to contribute, to fluctuations in the quality, availability and price of our merchandise. The availability of raw materials or inventory to the U.S. may hinder our ability to meet customer demand. Our vendors and other suppliers may experience similar fluctuations or restrictions, which may subject us to the effects of their price increases. Additionally, if we do not gather complete, accurate and timely competitive pricing data, or adequately utilize this data to implement an effective pricing strategy, our ability to successfully compete could be negatively impacted, causing our sales, profitability and results of operations to suffer.
Improvements to our processes and systems for Supply Chain Network, inventory, buying, vendor payment and accounting could adversely affect our business if not successfully executed.
Our business depends on accuracy throughout our product flow process. We are making investments to streamline and standardize our Supply Chain Network, inventory, buying, vendor payments and accounting capabilities through changes in technology, such as the utilization of generative artificial intelligence-enabled methodologies and processes. If we encounter challenges associated with change management, inventory integrity and implementation of associated information technology or adoption of new processes, features or capabilities, our ability to continue to successfully execute or evolve our strategy with changes in the retail environment could be adversely affected. Or, if we are unable to maintain accurate, reliable and effective inventory tracking systems, such as our use of RFID technology, which are critical to our integrated omni-channel business strategy, it may adversely impact our sales and profitability and may result in canceled orders and increased costs relative to our current expectations.
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
The program agreement with TD was consummated on terms that allow us to maintain customer-facing activities, while TD facilitates issuance of Nordstrom-branded payment methods and provides payment processing services. If we fail to meet certain service levels, TD has the right to assume certain individual servicing functions including managing accounts and collection activities. If we do not successfully respond to potential risks and appropriately manage potential costs associated with the program agreement with TD or if these transactions negatively impact the customer service associated with our cards, resulting in harm to our business reputation and competitive position, our operations, cash flows and earnings could be adversely affected. If, upon expiration of our current program agreement in 2026, a new contract has less favorable terms, our results could be negatively impacted. If TD became unwilling or unable to provide these services or if there are changes to the risk management policies implemented under our program agreement with TD, our results may be negatively impacted. If we are unable to ensure the successful management of servicing related to Nordstrom-branded credit cards, it may heighten the risk of credit losses.
DATA, CYBERSECURITY AND INFORMATION TECHNOLOGY RISKS
Even if we take appropriate measures to safeguard our information, network and environment from security breaches or unauthorized disclosures, our customers, employees and business could still be exposed to risk.
We and our third-party providers access, collect, store and transmit sensitive and confidential Company, customer and employee data and information, including consumer preferences and credit card information, all of which are subject to demanding and continuously evolving privacy and security laws and regulations. A number of jurisdictions where we do business have enacted or are considering new privacy and data protection laws which impact our responsibilities with respect to this data, including California, Colorado, Connecticut, Utah and Virginia. In addition, advances in artificial intelligence technologies, which attackers may use, increase vulnerability to cyberattacks, cyber incidents or privacy incidents.
We have taken measures to help prevent a breach of our networks and environments and comply with cybersecurity and privacy requirements by implementing safeguards and procedures designed to protect the security, confidentiality and integrity of such information. In addition, we have strengthened our contracts to require, where possible, our third-party providers to implement administrative, physical and technical safeguards and procedures aligned to industry best practices.
Despite the fact that we have implemented measures to prevent intentional or inadvertent information security breaches and requested our third-party providers to do the same, these measures cannot completely eliminate cybersecurity risk. Like many companies, we, as well as several of our vendors, have suffered breaches of our cybersecurity in the past and are at risk for such breaches in the future. Security breaches and cyber incidents, whether at our Company, our third-party suppliers and service providers or other retailers, could expose us to loss, unauthorized release or disclosure of customer, employee or Company confidential information, litigation, investigation, regulatory enforcement action, penalties and fines, orders to stop any alleged noncompliant activity, information technology system failures or network disruptions, increased cyber-protection and remediation costs, financial losses, potential liability, or loss of customers’, employees’ or third-party providers’ trust and business, any of which could adversely impact our reputation, competitiveness and financial performance. Concerns about our data management practices, including the collection, use, retention, security or disclosure of personal information or other privacy-related matters, even if unfounded, could subject the Company to regulatory inquiries and damage our reputation, adversely affecting our operating results.
Our business may be impacted by information technology system failures or network disruptions.
Our ability to transact with customers and operate our business depends on the efficient operation of various internal and third-party information technology systems, including cloud computing, data centers, hardware, software and applications, to manage certain aspects of our Company, including online and store transactions, logistics and communication, inventory and reporting systems. We seek to build resilient and secure systems, select reputable system vendors and implement procedures intended to enable us to protect our systems when we modify them. We test our systems to address vulnerabilities and train our employees regarding practices to protect the safety of our technology systems.
There are risks associated with developing, modifying or replacing information technology systems, including accurately capturing and maintaining data, realizing the expected benefit of the change and managing the potential disruption of the operation of the systems as the changes are implemented. Potential issues associated with implementing technology initiatives and the time and resources required to optimize the benefits of new elements of our systems and infrastructure could reduce the efficiency of our operations in the short term.
If we encounter an interruption or deterioration in critical systems or processes or experience the loss of critical data, which may result from security or cybersecurity threats or attacks, natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins or third-party or other disruptions, our business could be harmed both in the short-term and over a longer period. Depending on the severity of the failure, our disaster recovery plans may be inadequate or ineffective. These events could also damage our reputation, result in increased costs or loss of sales and require significant time and expense to remedy.

Nordstrom, Inc. and subsidiaries 15

REPUTATION AND RELATIONSHIP RISKS
Our customer, employee, vendor, third-party partner, landlord and other stakeholder relationships could be negatively affected if we fail to maintain our corporate culture and reputation.
We have a well-recognized culture and reputation that consumers may associate with a high level of integrity, customer service and quality merchandise, and it is one of the reasons customers shop with us and employees choose us as a place of employment. Any significant damage to our reputation, including damages arising from noncompliant business, data privacy, information security, diversity, environmental or social responsibility practices, news about our Company or factors outside our control or on social media, could diminish customer trust, weaken our vendor relationships, reduce employee morale and productivity and lead to difficulties in recruiting and retaining qualified employees. Additionally, management may not accurately assess the impact of significant legislative changes, including those that relate to data privacy and security, employment matters, labor issues, environmental compliance and health care, impacting our relationship with our customers or our workforce and adversely affecting our sales and operations.
There is also increased focus from both internal and external stakeholders on corporate social responsibility and sustainability matters. If we do not, or are perceived not to, act responsibly with respect to our practices and initiatives, meet any communicated targets, goals or milestones or lack transparency with our initiatives, our reputation could be damaged. We may also incur additional costs as we invest in new ways to operate to better support our communities and our customers or to report our outcomes and results.
In addition, the long-term reputational impact from winding down business operations in Canada, including the impact to our customers, employees, vendors and third-party partners and landlords, is unknown, and we may need to take actions that could increase our expenses and adversely affect the results of our operations.
Our business depends on third parties for the production, supply and delivery of goods and/or services, and a disruption could result in lost sales or increased costs.
Supply Chain
Timely receipt of quality merchandise from third parties is critical to our business, as the majority of the goods we sell are produced by vendors in factories overseas. Our process to identify qualified vendors and access quality products in an efficient manner on acceptable terms and cost can be complex. Vendors and factors may also be subject to credit capacity limits that restrict shipments. In addition, we rely on a limited number of carriers to deliver our product to customers. Ongoing disruptions in the global supply chain, including factory closures, transportation challenges, rising freight expenses, violations of law or global standards with respect to human rights, quality and safety by any of our importers, manufacturers or distributors, or parties upstream within their respective supply chains, could result in delays in shipments and receipt of goods. These third parties may experience supply chain or port disruptions, stoppages of certain imports or other difficulties due to economic, business, political, environmental or epidemic conditions, or may shift their business models away from prior practice. Additionally, the countries in which merchandise is manufactured could become subject to new trade restrictions, including increased taxation on imported goods, customs restrictions, tariffs or quotas.
Any disruption, delay or change in our or our vendors’ supply chain, including increased transit times or costs, could negatively impact our inventory levels, delivery timelines and our ability to meet customer demand, which in turn may have a material adverse effect on our reputation, results of operations and liquidity. Our corporate social responsibility and sustainability goals, such as our goal to decrease greenhouse gas emissions in our operations and supply chain, may also be adversely impacted by these disruptions.
Other
We are party to contracts, transactions and business relationships with various third parties, including vendors, suppliers, service providers, landlords and lenders, who may have performance, payment and other obligations to us. If any of the third parties with whom we do business change the terms and conditions that govern their relationships with us due to changes in their business strategy, or become subject to bankruptcy, receivership or similar insolvency proceedings, our rights and benefits in relation to our contracts, transactions and business relationships with such third parties could be terminated, modified in a manner adverse to us or otherwise impaired, and we may be unable to arrange for alternate or replacement contracts, transactions or business relationships on terms as favorable as our existing contracts, transactions or business relationships, if at all. In such circumstance, our cash flows, financial condition and results of operations may be negatively impacted.
The decision to wind down business operations in Canada may negatively impact our relationships with vendors that also supply our U.S. operations in a way that might cause less favorable terms and increased costs, result in less timely and efficient deliveries or impact their ability to sell to us.

Our ability to effectively market our brands, sell product through third-party platforms and make our own apps available for customers relies heavily on a variety of third-party publishers, platforms and distribution channels. If the regulatory environment or these third parties limit or change the terms of marketing, distribution or use of data, it could adversely affect our results of operations.
We market our brands, sell product through third-party platforms, and make our own apps available to customers through a variety of third-party publisher and platform channels and our ability to market on any given platform or channel is subject to the policies of that party and regulatory requirements. Our dependency on the interoperability of our products with popular mobile operating systems, such as Android or iOS, websites, networks, technologies, products and standards that we do not control, coupled with their unilateral control of the terms of service and ongoing regulatory scrutiny associated with targeted advertising, could reduce or eliminate our ability to update our apps or sell product on these platforms. Any changes, bugs or technical issues in such systems or websites may limit our ability to effectively deliver our products, or to target or measure the effectiveness of our ads. If we do not pick the platforms relevant to our customers, if the platforms give preferential treatment to competitors, limit our ability to deliver, target or measure the effectiveness of ads, or if there is a sudden shift in platform preference, our ability to market our brand effectively could be negatively impacted. Furthermore, to the extent platform users do not “opt-in” to certain data collection and sharing practices, our ability to deliver, target or measure the effectiveness of ads or drive usage on our apps is impacted.
The concentration of stock ownership in a small number of our shareholders may limit a shareholder’s ability to influence corporate matters and impact the price of our shares.
We have regularly reported in our annual proxy statements the holdings of members of the Nordstrom family, including Bruce A. Nordstrom, our former Co-President and Chairman of the Board, his sister Anne E. Gittinger and certain members of the Nordstrom family within our Executive Team. As of March 19, 2024, these individuals beneficially owned an aggregate of approximately 30% of our common stock. As a result, either individually or acting together, they may be able to exercise considerable influence over matters requiring shareholder approval, including the election of directors or other matters impacting our management or corporate governance. In addition, as reported in our periodic filings, our Board of Directors has from time to time authorized share repurchases. While these repurchases may be partially offset by share issuances under our equity incentive plans and as consideration for acquisitions, the repurchases may nevertheless have the effect of increasing the overall percentage interest held by these shareholders.
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
We utilize working capital to finance our operations, pay for capital expenditures, acquisitions and investments, manage our debt levels and return value to our shareholders through dividends and share repurchases. Sufficient cash and liquidity are necessary to fund our business. Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict access to a potential source of liquidity. A deterioration in our capital structure or the quality and stability of our earnings could result in noncompliance with our debt covenants or a downgrade of our credit rating, constraining the financing available to us or limiting our ability to issue dividends or repurchase shares. In 2023, two of the three major ratings agencies revised the Company’s credit rating outlook from stable to negative. These outlook changes, and any future reductions in our credit ratings, could result in restricted access to financing and increased borrowing costs and could adversely impact our operations and financial condition. In addition, if we do not properly allocate our capital to maximize returns or we do not maintain financial flexibility, our operations, cash flows and returns to shareholders could be adversely affected.

Nordstrom, Inc. and subsidiaries 17

Owning and leasing real estate exposes us to possible liabilities and losses.
We own or lease the land, buildings and equipment for all of our Supply Chain Network facilities, stores and corporate locations and are therefore subject to all of the risks associated with owning and leasing real estate. In particular, the value of the assets could decrease, their operating costs could increase or facilities or stores may not be opened as planned due to changes in the real estate market, demographic trends, site competition, dependence on third-party performance or overall economic environment. We are also potentially subject to liability for environmental conditions, exit costs associated with disposal of a store and commitments to pay base rent for the entire lease term or to operate a store for the duration of an operating covenant. In addition, the invalidity of, or default or termination under, any of our leases may accelerate required cash payments or interfere with our ability to use and operate all or a portion of certain of our facilities, which may have an adverse impact on our operations and results.
The investment in existing and new locations may not achieve our expected returns, such as our investment in the Canada business, which ultimately did not achieve our expectations.
The locations of our Supply Chain Network facilities and existing stores, planned store openings and relocations are assessed based upon desirability, demographics and retail environment. In particular, we have expanded our omni-channel market strategy, where we leverage and connect our digital and physical assets within discrete geographic markets to seamlessly serve our customers within those markets and create synergies between our digital assets, Supply Chain Network and stores. Our expansion of this market strategy has allowed us to execute against one of our top priorities of improving Nordstrom Rack performance through the opening of new Nordstrom Rack stores. We must equip our locations with the proper processes, technology and tools for timely and accurate fulfillment and inventory replenishment. This involves certain risks, including properly balancing our capital investments between fulfillment capabilities, technology, digital channels, new stores, relocations and remodels, assessing the suitability of locations in new domestic and international markets and constructing, furnishing and supplying a facility or store in a timely and cost-effective manner, which may be affected by the actions of third parties, including, but not limited to, private entities and local, state or federal regulatory agencies.
Customers’ expectations regarding speed of delivery are evolving. If we do not effectively integrate our digital and physical assets as part of our market strategy, or select locations to optimize our market strategy, we could incur significantly higher costs and shipping times that do not meet customer expectations, which in turn could have a material adverse effect on our business. Sales through our digital channels or at our stores may not meet projections as we balance trends between digital and brick-and-mortar shopping channels, which could adversely affect our return on investment. If we do not properly allocate capital expenditures between locations, ensure timely completion of construction projects associated with Supply Chain Network facilities and new, relocated and remodeled stores or properly maintain any of our properties, customer expectations may not be met, we may lose sales and may incur additional expenses.
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
A downturn in economic conditions, currency fluctuations, inflation, unemployment and bankruptcy rates, changes in fiscal stimulus or interest rates and other external market factors have had and could have a significant adverse effect on our business and stock price.
During economic downturns or inflationary periods, fewer customers may shop, as these purchases may be seen as discretionary, and those who do shop may limit the amount of their purchases. Any reduced demand or changes in customer purchasing behavior may lead to lower sales, higher markdowns and an overly promotional environment or increased marketing and promotional spending.

Our stores located in shopping centers and malls have been and may be affected by consumer traffic at shopping centers and malls.
The majority of our stores are located within shopping centers and malls and may benefit from the abilities that we and other anchor tenants have to generate consumer traffic. A decline in shopping center traffic in favor of e-commerce, the development of new shopping centers and malls, the lack of availability of favorable locations within existing or new shopping centers and malls, the success of individual shopping centers and malls and the success or failure of other anchor tenants have impacted and may impact our ability in the future to maintain or grow our business, as well as our ability to open new stores, which could have an adverse effect on our financial condition or results of operations.
Like other retailers, our stores have been impacted by changing levels of theft or vandalism, which may affect consumer traffic in our stores and cause inventory shrinkage. If we experience higher rates of inventory shrinkage at stores located in shopping centers and malls, or if we are unable to effectively reduce the impact of loss or theft of assets, our operating results could be adversely affected. The severity or quantity of incidents, including perceptions and reactions, may result in reputational damage or loss of customer trust.
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
Disruptions, and government responses, could cause, among other things, decreases in consumer spending that could negatively impact our sales, declines in traffic in urban centers, staffing shortages in our Supply Chain Network facilities, stores or corporate offices, interruptions in the flow of merchandise to our stores, disruptions in the operations of our merchandise vendors or property developers, increased costs and a negative impact on our reputation and long-term growth plans, which could vary based on the length and severity of the disruption. Health pandemics and epidemics, have in the past and may in the future, impact consumer and government responses, which may have an adverse impact on global economic conditions and our business, results of operations and financial condition. We also have a significant amount of our total sales, stores and square footage on the West Coast of the United States, particularly in California, where we have experienced earthquakes, wildfires, flooding and power outages and shortages that increase our exposure to any market-disrupting conditions in this region.
LEGAL AND REGULATORY RISKS
We are subject to certain laws, litigation, regulatory matters and ethical standards, and compliance or failure to comply with or adequately address developments as they arise could adversely affect our reputation and operations.
Our policies, procedures and practices and the technology we implement are intended to address applicable federal, state, local and foreign laws, tariffs, rules and regulations, as well as responsible business, social and environmental practices, all of which may change from time to time. If we, or the third parties we do business with, fail to comply with these requirements and/or changes to them, our business could be adversely impacted. In addition, noncompliance with applicable laws and regulations or failure to implement responsible business, social, environmental and supply chain practices could result in reputational damage, class action lawsuits, regulatory investigations, legal costs and penalties, charges and payments, civil and criminal liability, increased cost of regulatory compliance, loss of our ability to offer or accept credit and debit card payments from our customers, restatements of our financial statements, disruption of our business, loss of customers and loss of customer trust. Changes to existing and new privacy and data protection laws may increase compliance expenses and limit business opportunities and strategic initiatives, including customer engagement. Any required changes to our employment practices could result in the loss of employees, reduced sales, increased employment costs, low employee morale and harm to our business and results of operations. In addition, political and economic factors could lead to unfavorable changes in federal, state and foreign tax laws, which may affect our tax assets or liabilities and adversely affect our results of operations. We are also regularly involved in various litigation matters that arise in the ordinary course of business. Litigation or regulatory developments could adversely affect our business and financial condition.
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

Nordstrom, Inc. and subsidiaries 19

Changes to accounting rules and regulations could affect our financial results or financial condition.
Accounting principles and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of accounting matters that are relevant to our business, including, but not limited to, revenue recognition, inventory valuation, long-lived asset recoverability, income taxes and contingent liabilities, including assumptions related to our Canada wind-down, are highly complex and involve subjective assumptions, estimates and judgments. Changes in these rules and regulations, changes in our interpretation or our misapplication of the rules or regulations, changes in accounting policies or changes in underlying assumptions, estimates or judgments could adversely affect our financial performance or financial position.
If Nordstrom Canada is unable to make a fair and orderly wind-down of its business operations, or if our existing reserves are not adequate to cover our ultimate liability, our financial condition and results of operations could be adversely affected.
On March 2, 2023, we announced the decision to discontinue support for Nordstrom Canada’s operations. Accordingly, Nordstrom Canada commenced a wind-down of its business operations, obtaining an Initial Order from the Ontario Superior Court of Justice under the CCAA on March 2, 2023 to facilitate the wind-down in an orderly fashion. Nordstrom Canada wound down its Nordstrom and Nordstrom Rack stores across Canada, with the help of a third-party liquidator, and its Canadian e-commerce platform. The e-commerce platform ceased operations on March 2, 2023 and the in-store wind-down was completed in June 2023. As described in Note 2: Canada Wind-down in Item 8, we have incurred $284 in pre-tax charges associated with the wind-down of operations in Canada for the year ended February 3, 2024. Our reserves relating to these matters may not be adequate to cover our ultimate liability or we may suffer other losses for which we have not established reserves, although we believe that possibility is not probable. If Nordstrom Canada is unable to effectively and efficiently finalize the wind-down of business operations, or we incur additional costs, there could be a material adverse effect on the conclusion of the CCAA filing or our financial condition and results of operations.
Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
Nordstrom understands that establishing, executing and sustaining effective cybersecurity measures to secure our information systems and preserve the confidentiality, integrity and availability of our data is critical to the success of the business.
Management of Material Risks and Integrated Overall Risk Management
Our comprehensive risk management framework is intended to strategically incorporate cybersecurity risk management across the company, with the objective of ensuring that cybersecurity considerations underpin the decision-making processes at all organizational levels. Our risk management team collaborates closely across various Enterprise-wide business units to continually assess and address identified cybersecurity risks in alignment with business objectives. The CISO regularly updates the CTIO, Chief Financial Officer and Chief Executive Officer on material cybersecurity risks and events.
Engagement with Third Parties on Management of Cybersecurity Risk
Recognizing the dynamic nature of cybersecurity threats, Nordstrom collaborates with external experts, including assessors, consultants and examiners, to evaluate and test our cybersecurity risk preparedness. Regular exams, threat assessments and consultation on security enhancements with these third parties ensure that our cybersecurity strategies align with industry best practices.
Oversight of Third-party Risk
In the course of our business, we regularly exchange data and information with certain third parties in various ways, exposing us to risk related to the cybersecurity posture of and information management practices of those third parties. To try to mitigate this risk, we have implemented processes that may, depending upon the nature of the relationship with the third party, require security assessments and data integration design reviews prior to allowing our systems to connect with theirs. In addition, we seek to require these third parties to adhere to pre-established cybersecurity standards. Where applicable, we try to obtain contractual commitments with those third parties to ensure these security requirements are met.
Risks from Cybersecurity Threats
Nordstrom has not experienced any cybersecurity incident that has materially impacted, or that is reasonably likely to materially impact, our operations, financial condition and cash flows.
Cybersecurity Risk Management Personnel
Primary responsibility for assessing, monitoring, mitigating and managing our cybersecurity risks rests with our information security organization, led by our CISO and supported by our CTIO. The CISO, who has over 20 years of cybersecurity and technology expertise, supports a skilled information security organization that brings expertise in vulnerability management, incident response, penetration testing, regulatory compliance and other critical information security domains. Our information security team maintains certifications from recognized external security authorities such as ISC2, CompTIA, ISACA, GIAC, SANS, PCI and OffSec. The security program is assessed annually by a reputable third party to provide guidance for continuous improvement.
Monitoring and Responding to Cybersecurity Incidents
The security organization stays informed about the latest developments in cybersecurity, implements processes for regular monitoring of information systems and deploys relevant security measures. In the event of a cybersecurity incident, a formal incident response plan is in place for immediate actions and long-term strategies.
Board of Directors Oversight
The Board of Directors has oversight responsibilities regarding cybersecurity risk. At regularly scheduled meetings (at least quarterly), in addition to such additional interactions as may be necessary in specific circumstances, our Chief Executive Officer, CTIO and CISO update the Board on emerging cybersecurity risks and developments impacting Nordstrom.

Nordstrom, Inc. and subsidiaries 21

Item 2. Properties.
(Square footage amounts in thousands)
The following table summarizes the Supply Chain Network and retail locations we own or lease and the total square footage by category as of February 3, 2024:

	Number of locations
	Supply Chain Network	Nordstrom	Nordstrom Rack	Total square footage
Leased buildings on leased land	2	18	259	13,525
Owned buildings on leased land	—	55	—	10,062
Owned buildings on owned land	8	24	1	8,250
Partly owned and partly leased	—	2	—	544
Total	10	99	260	32,381
The following table summarizes our Supply Chain Network and retail store count and square footage activity:

	Count		Square footage
Fiscal year	2023	2022	2023	2022
Total, beginning of year	368	367	33,693	33,982
Openings:
Nordstrom	—	1	—	—
Nordstrom Rack	19	2	531	55
Relocations, remodels or changes	—	—	(8)	—
Closures	(18)	(2)	(1,835)	(344)
Total, end of year	369	368	32,381	33,693

The following table lists our Supply Chain Network and retail store count and square footage by state as of February 3, 2024:

	Supply Chain Network		Nordstrom		Nordstrom Rack		Total
	Count	Square Footage	Count	Square Footage	Count	Square Footage	Count	Square Footage
Alabama	—	—	—	—	1	27	1	27
Alaska	—	—	—	—	1	35	1	35
Arizona	—	—	1	235	10	337	11	572
California	4	2,571	26	3,669	61	2,158	91	8,398
Colorado	—	—	2	387	8	268	10	655
Connecticut	—	—	2	341	1	36	3	377
Delaware	—	—	1	127	1	32	2	159
Florida	1	221	6	1,031	17	560	24	1,812
Georgia	—	—	2	383	4	154	6	537
Hawaii	—	—	1	195	2	78	3	273
Idaho	—	—	—	—	1	37	1	37
Illinois	—	—	4	947	16	594	20	1,541
Indiana	—	—	1	134	2	60	3	194
Iowa	2	1,529	—	—	1	35	3	1,564
Kansas	—	—	1	219	3	90	4	309
Kentucky	—	—	—	—	1	33	1	33
Louisiana	—	—	—	—	3	90	3	90
Maine	—	—	—	—	1	30	1	30
Maryland	1	451	3	603	6	219	10	1,273
Massachusetts	—	—	4	595	7	266	11	861
Michigan	—	—	2	430	5	178	7	608
Minnesota	—	—	2	380	4	134	6	514
Missouri	—	—	2	342	2	69	4	411
Nevada	—	—	1	207	4	132	5	339
New Jersey	—	—	4	817	8	284	12	1,101
New Mexico	—	—	—	—	1	34	1	34
New York	—	—	5	838	10	354	15	1,192
North Carolina	—	—	2	300	2	74	4	374
Ohio	—	—	3	549	6	224	9	773
Oklahoma	—	—	—	—	2	67	2	67
Oregon	1	374	2	363	7	243	10	980
Pennsylvania	1	976	2	381	7	240	10	1,597
Rhode Island	—	—	—	—	1	38	1	38
South Carolina	—	—	—	—	3	101	3	101
Tennessee	—	—	1	145	3	93	4	238
Texas	—	—	8	1,413	21	702	29	2,115
Utah	—	—	2	277	4	130	6	407
Virginia	—	—	2	452	7	268	9	720
Washington	—	—	6	1,270	12	442	18	1,712
Washington D.C.	—	—	—	—	2	66	2	66
Wisconsin	—	—	1	150	2	67	3	217
Total	10	6,122	99	17,180	260	9,079	369	32,381
Our headquarters are located in Seattle, Washington, where our offices consist of both leased and owned space. On March 2, 2023, Nordstrom Canada commenced a wind-down of its business operations (see Note 2: Canada Wind-down in Item 8 for more information).
As of March 19, 2024, we have announced 22 Nordstrom Rack store openings in 2024, four Nordstrom Rack store openings in 2025 and one fulfillment center closure in 2024.

Nordstrom, Inc. and subsidiaries 23

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
On March 2, 2023, Nordstrom Canada commenced a wind-down of its business operations pursuant to a CCAA proceeding overseen by the Ontario Superior Court of Justice. See Note 2: Canada Wind-down in Item 8 for more information.
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
Item 4. Mine Safety Disclosures.
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
(Dollar and share amounts in millions, except per share amounts and where otherwise noted)
MARKET AND SHAREHOLDER INFORMATION
Our common stock, without par value, is traded on the NYSE under the symbol “JWN.” The approximate number of record holders of common stock as of March 11, 2024 was 4,435. On this date, we had 163,258,218 shares of common stock outstanding.
DIVIDENDS
The following table summarizes our historical dividends declared and paid per share:

Fiscal year	2023	2022
1st Quarter	$0.19	$0.19
2nd Quarter	0.19	0.19
3rd Quarter	0.19	0.19
4th Quarter	0.19	0.19
Full Year	$0.76	$0.76
Any future determination to pay cash dividends and the amount of dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, operating results, capital requirements, contractual commitments and such other factors as the Board of Directors deems relevant (see Note 11: Shareholders’ Equity in Item 8).
SHARE REPURCHASES
We repurchased no shares of common stock during the fourth quarter of 2023 and we had $438 remaining in share repurchase capacity as of February 3, 2024.
See Note 11: Shareholders’ Equity in Item 8 for more information about our August 2018 and May 2022 share repurchase programs. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to the discretion of the Board of Directors, contractual commitments, market and economic conditions and applicable SEC rules.

Nordstrom, Inc. and subsidiaries 25

STOCK PRICE PERFORMANCE
The following graph compares the cumulative total return of Nordstrom common stock, Standard & Poor’s Retail Index (“S&P Retail”), Standard & Poor’s 500 Index (“S&P 500”) and Nordstrom’s peer group for each of the last five fiscal years ended February 3, 2024. S&P Retail is composed of 17 retail companies representing an industry group of the S&P 500. Our peer group is consistent with the retail peer group that we include in the Compensation Discussion and Analysis section of our Proxy Statement for our 2024 Annual Meeting of Shareholders and is weighted by the market capitalization of each component. The following graph assumes an initial investment of $100 each in Nordstrom common stock, S&P Retail, S&P 500 and Nordstrom’s peer group on February 2, 2019 and assumes reinvestment of dividends.

End of fiscal year[1]	2018	2019	2020	2021	2022	2023
Nordstrom common stock	$100	$85	$83	$51	$45	$46
S&P Retail	$100	$121	$171	$181	$150	$210
S&P 500	$100	$122	$142	$172	$161	$199
Nordstrom’s peer group	$100	$105	$118	$127	$136	$151
1 Dollar amounts are in ones.

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions, except per share amounts and where otherwise noted)
The following MD&A provides a narrative of our financial performance and is intended to promote understanding of our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, Item 8: Financial Statements and Supplementary Data and generally discusses the results of operations for fiscal year 2023 compared with 2022. For our comparison and discussion of 2022 and 2021, see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2022 Annual Report. For our discussion of market risk information for 2022, see Item 7A: Quantitative and Qualitative Disclosures About Market Risk in Part II of our 2022 Annual Report. The following discussion and analysis contains forward-looking statements and should also be read in conjunction with Item 1A: Risk Factors in Part I, as well as other cautionary statements and risks described elsewhere in this 2023 Annual Report, before deciding to purchase, hold or sell shares of our common stock.

Overview	28
Results of Operations	29
Liquidity	35
Capital Resources	38
Critical Accounting Estimates	40
Recent Accounting Pronouncements	41

Nordstrom, Inc. and subsidiaries 27

OVERVIEW
In 2023, we reported net earnings of $134, or 0.9% of net sales, $0.82 per diluted share and EBIT of $251, or 1.8% of net sales. Adjusted EBIT1 was $567, or 4.0% of net sales, and Adjusted EPS1 was $2.12, which exclude the impacts of charges related to the wind-down of Canadian operations and a supply chain asset impairment and related charge.
Total company net sales decreased 5.8%, compared with 2022. This included a negative 245 basis point impact from the wind-down of Canadian operations and a positive impact of approximately $190, or 130 basis points, from the 53rd week. We saw sequential improvement in topline trends across both banners throughout the year.
We continued to manage with leaner inventories and exited 2023 with overall ending inventory levels 3% lower than the fourth quarter of 2022 and a positive sales-to-inventory spread. This lower level of inventory required fewer markdowns and helped drive 95 basis points of expansion in our gross profit as a rate of sales, compared with 2022.
We remain committed to delivering profitable growth while improving the customer experience. Our results reflect our focus throughout 2023 on our three priorities: improve Nordstrom Rack performance, increase inventory productivity and optimize our supply chain. We will continue to build on the progress we made in 2023 as we focus our efforts on three refreshed key priorities in 2024: driving Nordstrom banner growth, optimizing operationally and building on momentum at the Rack.
Driving Nordstrom banner growth – Our first priority is to drive growth at our Nordstrom banner, with a focus on digital-led growth supported by our stores. In 2024, we plan to launch our digital marketplace on Nordstrom.com, which will allow us to grow our curated online assortment to serve more customers on even more occasions through increasing our use of unowned inventory. Marketplace will allow our customers to shop more products and sizes from their favorite brands, while providing them more access to new and emerging brands. Expanding our assortment through unowned inventory has the potential to drive GMV growth in addition to providing compelling economics.
We will also focus on driving growth at our Nordstrom banner through increasing customer engagement and improving retention. We will do this through amplifying the brands that matter most to our customers and ensuring we have consistent depth in these brands across our stores and online, with our Beauty division playing a prominent role.
Optimizing operationally – We made significant progress on our supply chain initiatives in 2023, which drove improvements in customer experience and profitability. We delivered a better experience to our customers through faster delivery, lower cancellation rates and increased accuracy of inventory, while also driving cost savings. In the fourth quarter of 2023, our team delivered the sixth consecutive quarter of 50-plus basis points of improvement in variable supply chain expense savings, while at the same time improving our click-to-delivery speed.
We plan to build upon these successes in 2024, with the end goal of enhancing the customer experience through faster delivery, and improving our cost position by maximizing our inventory value throughout its lifecycle. We are making investments in systems and technology enablers to standardize and streamline our inventory processes, expanding the scale of our RFID utilization and improving the inventory movement within our business.
Building on momentum at Nordstrom Rack – In 2023, we opened 19 new stores and our intent is to open 22 new stores in 2024. We believe new Rack stores are a great investment, with returns that exceed our cost of capital and have a short payback period. Expanding our network of stores also brings our omni-channel services closer to the customer, giving them more reasons and opportunities to engage with us.
Our priority for 2024 is to continue building on our momentum from 2023 and deliver topline Rack growth, led by stores and supported by enhanced digital capabilities. We aim to deliver great brands at great prices for our customers at Nordstrom Rack, and we continue to improve by growing the most desirable brands offered, driving greater engagement and profitability at NordstromRack.com and expanding our reach and convenience with new Rack stores in key markets.
We are proud of the efforts that we undertook in 2023, as well as the outcomes that enhanced the customer experience and drove improved financial results. We are committed to delivering profitable growth while improving the customer experience, and we expect 2024 to be a year of continued momentum toward the long-term strength and durability of our business.
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
We monitor a number of key operating metrics to evaluate our performance. In addition to net sales, net earnings and other results under GAAP, two other key operating metrics we use are GMV and inventory turnover rate. Beginning in the first quarter of 2023, we made changes to how we calculate these metrics to more closely align with how our business is operated. Changes in the methodologies are discussed below and prior periods have been adjusted to reflect a comparable presentation.
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
Net Sales
The following table summarizes net sales:

Fiscal year	2023	2022
Net sales:
Nordstrom	$9,436	$10,279
Nordstrom Rack	4,783	4,813
Total net sales	$14,219	$15,092

Net sales (decrease) increase:
Nordstrom	(8.2%)	6.6%
Nordstrom Rack	(0.6%)	1.1%
Total Company	(5.8%)	4.8%

Digital sales:
Digital sales as a % of total net sales	36%	38%
Digital sales decrease	(10%)	(6%)

GMV (decrease) increase:
Nordstrom	(8.5%)	6.5%
Total Company	(6.1%)	4.6%
Total Company net sales and GMV decreased for the full fiscal year compared with 2022. The wind-down of our Canadian operations as of March 2, 2023 had a negative impact on net sales of 245 basis points compared with 2022 (see Note 2: Canada Wind-down in Item 8). This was partially offset by an approximately 130 basis point positive impact and approximately $190 in additional net sales related to the 53rd week. For the full fiscal year, active and beauty were the strongest categories compared with 2022.

Nordstrom, Inc. and subsidiaries 29

Nordstrom net sales and GMV decreased compared with 2022, which reflected a decrease in the number of items sold, partially offset by an increase in the average selling price per item sold. The wind-down of Canadian operations had a negative impact on Nordstrom banner net sales of 360 basis points, partially offset by a 120 basis point positive impact from the 53rd week, compared with 2022.
Nordstrom Rack net sales decreased compared with 2022, which reflected a decrease in the number of items sold, partially offset by an increase in the average selling price per item sold. Eliminating store fulfillment for Nordstrom Rack digital orders during the third quarter of 2022 negatively impacted Nordstrom Rack sales by approximately 300 basis points for the full fiscal year compared with 2022. This was partially offset by an approximately 150 basis point positive impact related to the 53rd week.
Digital sales decreased compared with 2022. Eliminating store fulfillment for Nordstrom Rack digital orders during the third quarter of 2022 and sunsetting Trunk Club in the second quarter of 2022 negatively impacted digital sales by approximately 350 basis points for the full fiscal year compared with 2022.
During the year, we opened 19 Nordstrom Rack stores and relocated one Nordstrom Rack store. We closed one Nordstrom store, one Nordstrom Local service hub, one ASOS | Nordstrom store and two Nordstrom Rack stores. In addition, we deconsolidated six Nordstrom and seven Nordstrom Rack stores in Canada as of March 2, 2023 (see Note 2: Canada Wind-down in Item 8).
See Note 3: Revenue in Item 8 for information about disaggregated revenues.
Credit Card Revenues, Net
Credit card revenues, net increased $36 compared with 2022, due to increased finance charges from higher rates and outstanding balances, and revenue recognized in connection with our 2022 TD program agreement amendment. The increase was partially offset by increased credit losses.
2024 Total Revenue Outlook
In fiscal 2024, we expect a total revenue range, including retail sales and credit card revenues, of 2% decline to 1% growth compared with the 53-week fiscal 2023, which includes an approximately 135 basis point unfavorable impact from the 53rd week.
Gross Profit
The following table summarizes gross profit:

Fiscal year	2023	2022
Gross profit	$4,916	$5,073
Gross profit as a % of net sales	34.6%	33.6%
Inventory turnover rate	3.58	3.45
Gross profit decreased $157, compared with 2022, primarily due to lower sales, partially offset by lower markdowns and lower buying and occupancy costs. Gross profit increased 95 basis points as a rate of net sales, compared with 2022, due to lower markdowns and lower buying and occupancy costs, partially offset by deleverage on lower sales.
Ending inventory as of February 3, 2024 decreased 3%, compared with January 28, 2023, versus a 2% increase in sales in the fourth quarter of 2023, compared with 2022. The decrease in inventory levels compared with 2022 is a result of continued strong inventory discipline.

Selling, General and Administrative Expenses
SG&A is summarized in the following table:

Fiscal year	2023	2022
SG&A expenses	$4,855	$5,046
SG&A expenses as a % of net sales	34.2%	33.4%
SG&A decreased $191 in 2023, compared with 2022, primarily due to lower variable costs, driven by lower sales and supply chain efficiency initiatives, partially offset by higher labor costs and a $32 supply chain asset impairment and related charge. In 2022, SG&A included a supply chain technology and related asset impairment charge of $70 and a $51 gain on sale of our interest in a corporate office building. SG&A increased 70 basis points as a rate of net sales compared with 2022, primarily due to deleverage on lower sales and higher labor costs, partially offset by supply chain efficiencies.
Canada Wind-down Costs
We recognized charges associated with the wind-down of Nordstrom Canada of $284 in the year ended February 3, 2024 (see Note 2: Canada Wind-down in Item 8).
Earnings Before Interest and Income Taxes
EBIT is summarized in the following table:

Fiscal year	2023	2022
EBIT	$251	$465
EBIT as a % of net sales	1.8%	3.1%
EBIT decreased $214 and 130 basis points as a rate of net sales in 2023, compared with 2022, primarily due to $284 of expenses associated with the wind-down of Canadian operations, a $32 supply chain asset impairment and related charge and lower sales, partially offset by an improved gross profit rate and supply chain efficiency initiatives. In 2022, EBIT included a supply chain technology and related asset impairment charge of $70, a $51 gain on sale of our interest in a corporate office building, and an $18 impairment charge related to costs associated with the wind-down of Trunk Club.
Interest Expense, Net
Interest expense, net is summarized in the following table:

Fiscal year	2023	2022
Interest on long-term debt and short-term borrowings	$150	$150
Interest income	(33)	(10)
Capitalized interest	(13)	(12)
Interest expense, net	$104	$128
Interest expense, net decreased $24 in 2023 compared with 2022, primarily due to an increase in interest income from higher prevailing rates.

Nordstrom, Inc. and subsidiaries 31

Income Tax Expense
Income tax expense is summarized in the following table:

Fiscal year	2023	2022
Income tax expense	$13	$92
Effective tax rate	8.6%	27.2%
The following table illustrates the components of our effective tax rate:

Fiscal year	2023	2022
Statutory rate	21.0%	21.0%
State and local income taxes, net of federal income taxes	4.0%	5.9%
Federal credits	(4.7%)	(3.8%)
Non-deductible expenses	2.9%	1.2%
Stock-based compensation	5.1%	1.8%
Valuation allowance	6.6%	0.4%
Taxes on foreign operations	1.5%	1.6%
Excess tax over book loss on Canada wind-down	(18.2%)	—
Resolution of prior period tax matters	(11.2%)	—
Other, net	1.6%	(0.9%)
Effective tax rate	8.6%	27.2%
The decrease in the effective tax rate for 2023, compared with 2022, was primarily due to additional tax benefits related to the wind-down of Canadian operations and the favorable resolution of certain tax matters, partially offset by increases from additional tax expense for stock-based compensation and valuation allowance increases for Canadian deferred tax assets prior to deconsolidation.
Earnings Per Share
EPS is as follows:

Fiscal year	2023	2022
Basic	$0.83	$1.53
Diluted	$0.82	$1.51
Diluted EPS decreased $0.69 in 2023 compared with 2022, primarily due to a net unfavorable impact of $1.30 per diluted share related to the wind-down of Canadian operations and a supply chain asset impairment and related charge in 2023 and lower sales, partially offset by an improved gross profit rate and supply chain efficiency initiatives.

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
The following is a reconciliation of net earnings to Adjusted EBIT and Adjusted EBITDA and net earnings as a percent of net sales to Adjusted EBIT margin:

Fiscal year	2023	2022
Net earnings	$134	$245
Income tax expense	13	92
Interest expense, net	104	128
Earnings before interest and income taxes	251	465
Supply chain asset impairment and related charges	32	70
Canada wind-down costs	284	—
Trunk Club wind-down costs	—	18
Gain on sale of interest in a corporate office building	—	(51)
Adjusted EBIT	567	502
Depreciation and amortization expenses	586	604
Amortization of developer reimbursements	(69)	(72)
Adjusted EBITDA	$1,084	$1,034

Net sales	$14,219	$15,092
Net earnings as a % of net sales	0.9%	1.6%
EBIT margin %	1.8%	3.1%
Adjusted EBIT margin %	4.0%	3.3%
The following is a reconciliation of diluted EPS to Adjusted EPS:

Fiscal year	2023	2022
Diluted EPS	$0.82	$1.51
Supply chain asset impairment and related charges	0.19	0.44
Canada wind-down costs	1.74	—
Trunk Club wind-down costs	—	0.11
Gain on sale of interest in a corporate office building	—	(0.31)
Income tax impact on adjustments[1]	(0.63)	(0.06)
Adjusted EPS	$2.12	$1.69
1 The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate for the respective non-GAAP adjustment.

Nordstrom, Inc. and subsidiaries 33

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

Fiscal year	2023	2022
Net earnings	$134	$245
Income tax expense	13	92
Interest expense	137	138
Earnings before interest and income tax expense	284	475

Operating lease interest[1]	86	85
Non-operating related adjustments[2]	316	38
Adjusted net operating profit	686	598
Adjusted estimated income tax expense[3]	(172)	(162)
Adjusted net operating profit after tax	$514	$436

Average total assets	$8,766	$9,069
Average noncurrent deferred property incentives in excess of ROU assets[4]	(157)	(197)
Average non-interest bearing current liabilities	(2,954)	(3,185)
Non-operating related adjustments[5]	394	—
Adjusted average invested capital	$6,049	$5,687

Return on assets	1.5%	2.7%
Adjusted ROIC	8.5%	7.7%
1 Operating lease interest is a component of operating lease cost recorded in occupancy costs. We add back operating lease interest for purposes of calculating adjusted net operating profit for consistency with the treatment of interest expense on our debt.
2 See the Adjusted EBIT and Adjusted EBITDA section, as well as our 2022 Annual Report, for detailed information on certain non-operating related adjustments.
3 Adjusted estimated income tax expense is calculated by multiplying the adjusted net operating profit by the adjusted effective tax rate (which removes the impact of non-operating related adjustments) for the trailing twelve-month periods ended February 3, 2024 and January 28, 2023. The adjusted effective tax rate is calculated by dividing adjusted income tax expense by adjusted earnings before income taxes for the same trailing twelve-month periods.
4 For leases with property incentives that exceed the ROU assets, we reclassify the amount from assets to other current liabilities and other liabilities on the Consolidated Balance Sheets. The current and noncurrent amounts are used to reduce average total assets above, as this better reflects how we manage our business.
5 Non-operating related adjustments primarily relate to the wind-down of our Canadian operations for the trailing twelve-month period ended February 3, 2024.

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
We ended fiscal year 2023 with $628 in cash and cash equivalents and $770 of additional liquidity available on our Revolver. Cash and cash equivalents as of February 3, 2024 decreased from $687 in 2022, driven by payments for capital expenditures, Canadian guarantee settlements (see Note 2: Canada Wind-down in Item 8) and dividends, partially offset by cash flows from earnings.
As of February 3, 2024, we had $250 in current maturities of long-term debt due April 2024 (see Note 6: Debt and Credit Facilities in Item 8). We intend to retire this outstanding debt during the first quarter of 2024 using cash on hand. We believe that our cash flows from operations are sufficient to meet our cash requirements for the next 12 months and beyond. Our cash requirements are subject to change as business conditions warrant and opportunities arise and we may elect to raise additional funds in the future through the issuance of either debt or equity.
The following is a summary of our cash flows by activity:

Fiscal year	2023	2022
Net cash provided by operating activities	$621	$946
Net cash used in investing activities	(571)	(393)
Net cash used in financing activities	(109)	(186)
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
Net cash provided by operating activities decreased $325 between 2023 and 2022 primarily due to changes in working capital driven by the amended TD program agreement in 2022, timing of purchases and payments for inventory and Canadian guarantee settlements (see Note 2: Canada Wind-down in Item 8).
Investing Activities
Our investing cash outflows include payments for capital expenditures, including technology, stores and supply chain improvements. Our investing cash inflows are generally from proceeds from sales of property and equipment. Activity also includes the purchase and sale of financial interests of certain private companies and venture capital funds.
Net cash used in investing activities increased $178 between 2023 and 2022, primarily due to increased capital expenditures for Nordstrom Rack new store openings, the sale of our interest in a corporate office building in 2022 and the decrease in cash and cash equivalents resulting from the deconsolidation of Canada in 2023 (see Note 1: Nature of Operations and Summary of Significant Accounting Policies and Note 2: Canada Wind-down in Item 8).

Nordstrom, Inc. and subsidiaries 35

Capital Expenditures
Our capital expenditures, net are summarized as follows:

Fiscal year	2023	2022
Capital expenditures	$569	$473
Deferred property incentives[1]	(35)	(20)
Capital expenditures, net	$534	$453

Capital expenditures, net category allocation:
Technology	59%	66%
New stores, relocations, remodels and other	31%	24%
Supply chain	10%	10%
Total	100%	100%
1 Deferred property incentives are included in our cash provided by operations in our Consolidated Statements of Cash Flows in Item 8. We operationally view the property incentives we receive from our developers and vendors as an offset to our capital expenditures.

Fiscal year	2024[1]	2023	2022	2021	2020	2019
Capital expenditures as a % of net sales	3%-4%	4.0%	3.1%	3.5%	3.7%	6.2%
1 Rate represents amounts forecasted in 2024.
Capital expenditures as a percentage of net sales in 2023 was on the higher end of our outlook, and increased compared with 2022, primarily due to Nordstrom Rack new store openings in 2023 and investments in our stores to support continued growth. Going forward, we expect capital expenditure requirements on average to range from 3% to 4% of net sales, and primarily support investments in technology and stores. Approximately $32 of our purchase obligation commitments relate to capital expenditures, all of which we expect to impact our liquidity in the next year (see Note 13: Commitments and Contingencies in Item 8).
Financing Activities
The majority of our financing activities include long-term debt or Revolver proceeds and/or payments, dividend payments and repurchases of common stock.
Net cash used in financing activities decreased $77 between 2023 and 2022 primarily due to decreased share repurchases in 2023 compared with 2022.
Share Repurchases
In determining the size and timing of share repurchases, we analyze a number of different factors, including our liquidity position, current market and economic conditions and alternative uses of capital, including those used to offset anticipated dilution from equity incentive plans. Share repurchases are made as conditions warrant in the open market and are then retired. We repurchased 0.03 shares of our common stock for $1 in 2023, compared with 2.8 shares repurchased for $62 in 2022, and had $438 remaining in share repurchase capacity as of February 3, 2024. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to the discretion of the Board of Directors, contractual commitments, market and economic conditions and applicable SEC rules (see Note 11: Shareholders’ Equity in Item 8).
Dividends
In determining the dividends to pay, we analyze our dividend payout ratio and dividend yield, while taking into consideration our current and projected operating performance and liquidity, subject to our Revolver covenants (see Note 6: Debt and Credit Facilities in Item 8). In 2023, we paid dividends of $123, or $0.76 per share, compared with $119, or $0.76 per share, in 2022 (see Note 11: Shareholders’ Equity in Item 8). We expect a continuation of our 2023 dividend payment levels throughout 2024.
In February 2024, subsequent to year end, we declared a quarterly dividend of $0.19 per share, which will be paid on March 27, 2024 to shareholders of record as of March 12, 2024.

Cash Requirements
We have various commitments and other executory contracts that are disclosed in the following Notes to Consolidated Financial Statements in Item 8:
•Note 2: Canada Wind-down
•Note 5: Leases
•Note 6: Debt and Credit Facilities
•Note 8: Self-Insurance
•Note 9: Supplemental Executive Retirement Plan
•Note 12: Income Taxes
•Note 13: Commitments and Contingencies
Other commitments include $63 for deferred compensation and other accrued benefits, $9 of which is payable within one year.
Off-Balance Sheet Arrangements
In connection with our workers’ compensation programs, we have a standby letter of credit issued on our behalf with $13 available and $2 outstanding as of February 3, 2024 (see Note 8: Self-Insurance in Item 8). In addition, we issued a standby letter of credit of $30 in the fourth quarter of 2023 reducing our short-term borrowing capacity on our Revolver (see Note 6: Debt and Credit Facilities in Item 8). In management’s opinion, we have no off-balance sheet arrangements that have a material current or future effect on our financial condition or financial statements.
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

Fiscal year	2023	2022
Net cash provided by operating activities	$621	$946
Capital expenditures	(569)	(473)
Change in cash book overdrafts	2	(14)
Free Cash Flow	$54	$459

Nordstrom, Inc. and subsidiaries 37

CAPITAL RESOURCES
Borrowing Capacity and Activity
As of February 3, 2024, we had no borrowings outstanding under our Revolver that expires in May 2027 and our short-term borrowing capacity was reduced by $30 to $770 as a result of issuing a standby letter of credit in the fourth quarter of 2023. As of February 3, 2024, we had no issuances outstanding under our commercial paper program. For more information about our credit facilities, see Note 6: Debt and Credit Facilities in Item 8.
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
For our Revolver, the interest rate applicable to any borrowings we may enter into depends upon the type of borrowing incurred plus an applicable margin, which is determined based on our credit ratings. At the time of this report, our credit ratings and outlook were as follows:

	Credit Ratings	Outlook
Moody’s	Ba1	Negative
S&P Global Ratings	BB+	Negative
Fitch Ratings	BB+	Stable
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
As of February 3, 2024, we were in compliance with all covenants. We have certain limitations with respect to the payment of dividends and share repurchases under our Revolver agreement. On March 1, 2023, we amended our Revolver agreement. For more information about our Revolver covenants, see Note 6: Debt and Credit Facilities in Item 8.

Adjusted Debt to EBITDAR (Non-GAAP financial measure)
Adjusted debt to EBITDAR is one of our key financial metrics and we believe that our debt levels are best analyzed using this measure, as it provides a reflection of our creditworthiness which could impact our credit ratings and borrowing costs. This metric is calculated in accordance with the updates in our Revolver covenant and is a key component in assessing whether our revolving credit facility is secured or unsecured, as well as our ability to make dividend payments and share repurchases. Our goal is to manage debt levels to achieve and maintain investment-grade credit ratings while operating with an efficient capital structure. For more information regarding our Revolver, see Note 6: Debt and Credit Facilities in Item 8.
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

February 3, 2024
Debt	$2,862
Operating lease liabilities	1,617
Adjusted debt	$4,479

Four Quarters Ended February 3, 2024
Net earnings	$134
Income tax expense	13
Interest expense, net	104
Earnings before interest and income taxes	251

Depreciation and amortization expenses	586
Operating Lease Cost	278
Amortization of developer reimbursements[1]	69
Canada wind-down costs	284
Supply chain asset impairment and related charge	32
Other Revolver covenant adjustments[2]	36
Adjusted EBITDAR	$1,536

Debt to Net Earnings	21.4
Adjusted debt to EBITDAR	2.9
1 Amortization of developer reimbursements is a non-cash reduction of Operating Lease Cost and is therefore added back to Operating Lease Cost for purposes of our Revolver covenant calculation.
2 Other adjusting items to reconcile net earnings to Adjusted EBITDAR as defined by our Revolver covenant include interest income, certain non-cash charges and other gains and losses where relevant. For the four quarters ended February 3, 2024, other Revolver covenant adjustments primarily included interest income.

Nordstrom, Inc. and subsidiaries 39

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with GAAP requires that we make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities during the reporting period. Uncertainties regarding such estimates and assumptions are inherent in the preparation of financial statements. Actual results may differ from these estimates and assumptions. The following discussion highlights the estimates we believe are critical and should be read in conjunction with the Notes to Consolidated Financial Statements in Item 8. Our management has discussed the development and selection of these critical accounting estimates with the Audit and Finance Committee of our Board of Directors, and the Audit and Finance Committee has reviewed our disclosures that follow.
Sales Return Reserve
We reduce sales and cost of sales by an estimate of future customer merchandise returns, which is calculated based on historical and expected return patterns, and record a sales return reserve and an estimated returns asset. We record the impact of the sales return reserve separately in both our Nordstrom and Nordstrom Rack banners. The majority of our returns from both digital and physical sales come through our stores. Estimating future returns requires substantial judgment based on current and historical trends and actual returns may vary from our estimates. A 10% change in the sales return reserve, net of the estimated returns asset, would impact our EBIT by approximately $20 for the year ended February 3, 2024.
The Nordy Club Loyalty Program and Gift Cards
We record breakage revenue for The Nordy Club, including unused points and unredeemed Nordstrom Notes, and gift cards based on historical and expected redemption trends. We have experienced a decrease in redemption rates, leading to increased breakage rates for The Nordy Club. A one percentage point change in our gift card breakage rate would impact our EBIT by approximately $43 for the year ended February 3, 2024.
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
Impairment of Long-Lived Assets
When facts and circumstances indicate the carrying values of buildings, equipment and ROU assets may be impaired, we compare the carrying value to the related projected future cash flows, among other quantitative and qualitative analyses. Cash flow analysis requires judgment regarding many factors, such as revenues, growth rates, expenses, capital expenditures and sublease income.
These projections are inherently subject to uncertainties. While we believe the inputs and assumptions utilized in our future cash flows are reasonable, our estimates may change in the near term based on our current and future performance.
Income Taxes
We pay income taxes based on the tax statutes, regulations and case law of the various jurisdictions in which we operate. Our income tax expense and deferred tax assets and liabilities reflect our best estimate of current and future taxes to be paid. Income tax expense may be affected by numerous items, such as changes in tax law, changes in business operations, the results of tax audits and changes to our forecasts of income and loss due to economic and other conditions. Significant judgments and estimates are required in determining consolidated income tax expense.
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
Canada Wind-down
To assess the estimated fair value of our Nordstrom Canada investment and our related-party receivables, we estimated the assets available for distribution in relation to expected claims. At the time of filing for CCAA protection on March 2, 2023, the estimated amount of Nordstrom Canada’s liabilities exceeded the estimated fair value of assets available for distribution to creditors, and we believed we would not recover a significant portion of our receivables. As a result, our fair value was recorded as zero in our Condensed Consolidated Balance Sheets as of April 29, 2023. As of February 3, 2024, we adjusted our receivables by an immaterial amount based on currently available information.
As of February 3, 2024, we recorded the amount we believe probable of receipt as part of the claims process. This includes receipts related to the rights to the former landlords’ distributions, reimbursement of employee trust contributions and other receivables existing at the time of deconsolidation. The receivable and our other estimates are dependent on the outcome of the Nordstrom Canada wind-down process, including the amount of third-party and Nordstrom claims asserted and recognized in the claims process, the amount of assets available for distribution and the approval of the CCAA plan of arrangement by the Ontario Superior Court of Justice, which we expect to have updated information on in the first quarter of 2024. We continue to work through the wind-down process and our estimates of net losses are based on currently available information, our assessment of the validity of certain expected claims and our assessment of the recoverability of amounts receivable from Nordstrom Canada. These estimates may change as new information becomes available and it is reasonably possible that they may materially change from the estimated amounts. Increases in estimated costs to settle claims and decreases in estimated assets available for distribution may result in additional material charges. At the same time, any future decreases in estimated costs to settle claims or increases in estimated assets available for distribution may result in a gain, which would reduce our estimated charges.
See Note 2: Canada Wind-down in Item 8 for additional information.
RECENT ACCOUNTING PRONOUNCEMENTS
In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires new disclosures regarding information about a registrant’s climate-related risks that have materially impacted, or are reasonably likely to have a material impact on, its business strategy, results of operations, or financial condition. In addition, certain disclosures related to severe weather events and other natural conditions will also be required in a registrant’s audited financial statements. Annual disclosure requirements will be effective for us in the fourth quarter of 2025. We are currently evaluating the impact of this final rule on our disclosures.

Nordstrom, Inc. and subsidiaries 41

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
(Dollars in millions)
INTEREST RATE RISK
For our long-term debt of $2,862, our exposure to interest rate risk is primarily limited to changes in fair value. As our debt is primarily fixed-rate, changes in interest rates do not materially impact our cash flows. However, changes in interest rates increase or decrease the fair value of our debt, depending on whether market rates are lower or higher than our fixed rates. As of February 3, 2024, the fair value of our long-term debt was $2,441 (see Note 6: Debt and Credit Facilities and Note 7: Fair Value Measurements in Item 8).
We are exposed to interest rate risk primarily from changes in short-term interest rates. Interest rate fluctuations can affect our interest income and interest expense. As of February 3, 2024, we had cash and cash equivalents of $628, which generate interest income at variable rates and no borrowings outstanding under our Revolver, for which we pay interest at a variable rate.
FOREIGN CURRENCY EXCHANGE RISK
The majority of our revenues, expenses and capital expenditures are transacted in U.S. Dollars. Our U.S. operations periodically enter into merchandise purchase orders denominated in British Pounds or Euros. From time to time, we may use forward contracts to hedge against fluctuations in foreign currency prices. As of February 3, 2024, our outstanding forward contracts did not have a material impact on our Consolidated Financial Statements.
On March 2, 2023, as part of our initiatives to drive long-term profitable growth and enhance shareholder value, and after careful consideration of all reasonably available options, we announced the decision to discontinue support for Nordstrom Canada’s operations. See Note 2: Canada Wind-down in Item 8 for more information.
As of February 3, 2024, activities associated with foreign currency exchange risk have not had a material impact on our Consolidated Financial Statements (see Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8).
There have been no material changes in our primary risk exposures or management of market risks since the prior year.

Item 8: Financial Statements and Supplementary Data.

Nordstrom, Inc. and subsidiaries 43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Nordstrom, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the “Company”) as of February 3, 2024 and January 28, 2023 and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows, for each of the three years in the period ended February 3, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2024, and January 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 3, 2024, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 19, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company’s merchandise inventories are stated at the lower of cost or market using the retail inventory method (“RIM”). Under the RIM, the valuation of inventories is determined by applying a calculated cost-to-retail ratio to the retail value of ending inventory. The value of the Company’s inventory on the balance sheet is then reduced by a charge to cost of sales for retail inventory markdowns taken on the selling price. To determine if the retail value of its inventory should be marked down, the Company considers many factors, including current and anticipated demand, customer preferences, age of the merchandise and fashion trends. Recorded markdowns represent one of the most significant inputs into the RIM calculation due to their impact on inventory valuation. Accordingly, the Company’s process of recording markdowns is subjective, particularly as it relates to timing of markdowns.
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
March 19, 2024

We have served as the Company’s auditor since 1970.

Nordstrom, Inc. and subsidiaries 45

Nordstrom, Inc.
Consolidated Statements of Earnings
(In millions except per share amounts)

Fiscal year	2023	2022	2021
Net sales	$14,219	$15,092	$14,402
Credit card revenues, net	474	438	387
Total revenues	14,693	15,530	14,789
Cost of sales and related buying and occupancy costs	(9,303)	(10,019)	(9,344)
Selling, general and administrative expenses	(4,855)	(5,046)	(4,953)
Canada wind-down costs	(284)	—	—
Earnings before interest and income taxes	251	465	492
Interest expense, net	(104)	(128)	(246)
Earnings before income taxes	147	337	246
Income tax expense	(13)	(92)	(68)
Net earnings	$134	$245	$178

Earnings per share:
Basic	$0.83	$1.53	$1.12
Diluted	$0.82	$1.51	$1.10

Weighted-average shares outstanding:
Basic	161.8	160.1	159.0
Diluted	163.4	162.1	162.5
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
Nordstrom, Inc.
Consolidated Statements of Comprehensive Earnings
(In millions)

Fiscal year	2023	2022	2021
Net earnings	$134	$245	$178
Postretirement plan adjustments, net of tax of ($2), ($12) and ($6)	5	32	18
Foreign currency translation adjustment	(4)	(8)	2
Comprehensive net earnings	$135	$269	$198
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Consolidated Balance Sheets
(In millions)

	February 3, 2024	January 28, 2023
Assets
Current assets:
Cash and cash equivalents	$628	$687
Accounts receivable, net	334	265
Merchandise inventories	1,888	1,941
Prepaid expenses and other current assets	286	316
Total current assets	3,136	3,209

Land, property and equipment, net	3,177	3,351
Operating lease right-of-use assets	1,359	1,470
Goodwill	249	249
Other assets	523	466
Total assets	$8,444	$8,745

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,236	$1,238
Accrued salaries, wages and related benefits	244	291
Current portion of operating lease liabilities	240	258
Other current liabilities	1,102	1,203
Current portion of long-term debt	250	—
Total current liabilities	3,072	2,990

Long-term debt, net	2,612	2,856
Non-current operating lease liabilities	1,377	1,526
Other liabilities	535	634

Commitments and contingencies (Note 13)

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 162.4 and 160.1 shares issued and outstanding	3,418	3,353
Accumulated deficit	(2,578)	(2,588)
Accumulated other comprehensive gain (loss)	8	(26)
Total shareholders’ equity	848	739
Total liabilities and shareholders’ equity	$8,444	$8,745
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc. and subsidiaries 47

Nordstrom, Inc.
Consolidated Statements of Shareholders’ Equity
(In millions except per share amounts)

Fiscal year ended	February 3, 2024	January 28, 2023	January 29, 2022
Common stock
Balance, beginning of year	$3,353	$3,283	$3,205
Issuance of common stock under stock compensation plans	20	29	14
Stock-based compensation	45	41	64
Balance, end of year	$3,418	$3,353	$3,283

Accumulated deficit
Balance, beginning of year	($2,588)	($2,652)	($2,830)
Net earnings	134	245	178
Dividends	(123)	(119)	—
Repurchase of common stock	(1)	(62)	—
Balance, end of year	($2,578)	($2,588)	($2,652)

Accumulated other comprehensive gain (loss)
Balance, beginning of year	($26)	($50)	($70)
Accumulated translation loss reclassified to earnings	33	—	—
Other comprehensive earnings	1	24	20
Balance, end of year	$8	($26)	($50)

Total	$848	$739	$581

Dividends per share	$0.76	$0.76	$—
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Consolidated Statements of Cash Flows
(In millions)

Fiscal year	2023	2022	2021
Operating Activities
Net earnings	$134	$245	$178
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses	586	604	615
Canada wind-down costs	207	—	—
Asset impairment	30	80	—
Right-of-use asset amortization	184	185	175
Deferred income taxes, net	(60)	(83)	(11)
Stock-based compensation expense	52	59	79
Other, net	(71)	(46)	81
Change in operating assets and liabilities:
Merchandise inventories	(61)	265	(383)
Other current and noncurrent assets	(39)	(1)	532
Accounts payable	40	(190)	(400)
Accrued salaries, wages and related benefits	(42)	(94)	31
Lease liabilities	(272)	(269)	(284)
Other current and noncurrent liabilities	(67)	191	92
Net cash provided by operating activities	621	946	705

Investing Activities
Capital expenditures	(569)	(473)	(506)
Decrease in cash and cash equivalents resulting from Canada deconsolidation	(33)	—	—
Proceeds from the sale of assets and other, net	31	80	(15)
Net cash used in investing activities	(571)	(393)	(521)

Financing Activities
Proceeds from revolving line of credit	—	100	400
Payments on revolving line of credit	—	(100)	(400)
Proceeds from long-term borrowings	—	—	675
Principal payments on long-term borrowings	—	—	(1,100)
Change in cash book overdrafts	2	(14)	(32)
Cash dividends paid	(123)	(119)	—
Payments for repurchase of common stock	(1)	(62)	—
Proceeds from issuances under stock compensation plans	20	29	14
Other, net	(7)	(20)	(101)
Net cash used in financing activities	(109)	(186)	(544)

Effect of exchange rate changes on cash and cash equivalents	—	(2)	1
Net (decrease) increase in cash and cash equivalents	(59)	365	(359)
Cash and cash equivalents at beginning of year	687	322	681
Cash and cash equivalents at end of year	$628	$687	$322

Supplemental Cash Flow Information
Income taxes paid, net of refunds received	$53	$211	($485)
Interest paid, net of capitalized interest	143	136	164
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc. and subsidiaries 49

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Founded in 1901 as a retail shoe business in Seattle, Washington, our Company is a leading fashion retailer that offers an extensive selection of high-quality brand-name and private-label merchandise for women, men, young adults and children, with a focus on apparel, shoes, beauty, accessories and home goods. This breadth of merchandise allows us to serve a wide range of customers who appreciate quality fashion and a superior shopping experience, across our digital and physical assets and in both our Nordstrom and Nordstrom Rack banners. Our facilities and stores are located in 40 states in the U.S.
As of February 3, 2024, Nordstrom includes:
•93 Nordstrom stores
•Nordstrom.com website and mobile application
•six Nordstrom Locals
As of February 3, 2024, Nordstrom Rack includes:
•258 Nordstrom Rack stores
•NordstromRack.com website and mobile application
•two Last Chance clearance stores
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
On March 2, 2023, Nordstrom Canada commenced a wind-down of its business operations (see Note 2: Canada Wind-down) and as of this date, Nordstrom Canada was deconsolidated from Nordstrom, Inc.’s financial statements. Nordstrom Canada results prior to March 2, 2023 are included in the Company’s Consolidated Financial Statements.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires that we make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities during the reporting period. Uncertainties regarding such estimates and assumptions are inherent in the preparation of financial statements. Actual results may differ from these estimates and assumptions. Our most significant accounting judgments and estimates include revenue recognition, inventory valuation, long-lived asset recoverability, income taxes and contingent liabilities, including assumptions related to our Canada wind-down, all of which involve assumptions about future events.
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

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

We reduce sales and cost of sales by an estimate of future customer merchandise returns, which is calculated based on historical and expected return patterns, and record a sales return reserve and an estimated returns asset. Our sales return reserve is classified in other current liabilities and our estimated returns asset, calculated based on the cost of merchandise sold, is classified in prepaid expenses and other on the Consolidated Balance Sheets. As of February 3, 2024 and January 28, 2023, our sales return reserve was $377 and $415, and our estimated returns asset was $164 and $179. Due to the seasonality of our business, these balances typically increase when higher sales occur in the last month of a period, such as during the Anniversary Sale, which usually occurs at the end of the second quarter, and decrease in the following period. We record the impact of the sales return reserve separately in both our Nordstrom and Nordstrom Rack banners. The majority of our returns from both digital and physical sales come through our stores.
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
We offer customers access to a variety of payment products and services, including a selection of Nordstrom-branded Visa® credit cards, as well as a Nordstrom-branded private-label credit card for Nordstrom purchases. When customers use a Nordstrom-branded credit or debit card, they also participate in The Nordy Club and receive additional benefits, which can vary depending on the level of spend, including early access to the Anniversary Sale, enhanced alterations and stylist benefits and incremental accumulation of points toward Nordstrom Notes.
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
As of both February 3, 2024 and January 28, 2023, our outstanding performance obligation for The Nordy Club, which consists primarily of unredeemed points and Nordstrom Notes at retail value, was $115. Almost all Nordstrom Notes redemptions occur within eleven months of issuance.
Gift Cards
We record deferred revenue from the sale of gift cards at the time of purchase. As gift cards are redeemed, we recognize revenue and reduce our contract liability. Although our gift cards do not have an expiration date, we include this deferred revenue in other current liabilities on the Consolidated Balance Sheets as customers can redeem gift cards at any time. We record breakage revenue on unused gift cards based on expected customer redemption. We estimate, based on historical usage, that 4% of gift cards will be unredeemed and recognized as revenue. Estimating future breakage rates requires judgment based on current and historical trends and actual breakage rates may vary from our estimates. Breakage income was $52, $40 and $39 in 2023, 2022 and 2021.

As of February 3, 2024 and January 28, 2023, our outstanding performance obligation for unredeemed gift cards was $343 and $370. Almost all gift card redemptions occur within two years of issuance.
Credit Card Revenues, net
Although the primary purpose of offering our credit cards is to foster greater customer loyalty and drive more sales, we also receive credit card revenue through our program agreement with TD. Under that agreement, which was amended in the fourth quarter of 2022 and runs through September 2026, TD is the exclusive issuer of Nordstrom-branded consumer credit cards and we perform account servicing functions for those cards. Credit card revenues, net include our portion of the ongoing credit card revenue, net of credit losses, pursuant to our program agreement with TD. In connection with the amendment, we recorded deferred revenue, which will be recognized in full over the term of the agreement as we perform account servicing functions. Our outstanding performance obligation for the TD agreement is included in other current liabilities and other liabilities on our Consolidated Balance Sheets and the amortization is included in other operating, net on the Consolidated Statements of Cash Flows.

Nordstrom, Inc. and subsidiaries 51

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Cost of Sales
Cost of sales primarily includes the purchase and manufacturing costs of inventory sold, net of vendor allowances, and in-bound freight and duty expense.
Buying and Occupancy Costs
Buying costs consist primarily of compensation and other costs incurred by our merchandising and product development groups. Occupancy costs include rent, depreciation, property taxes and facility operating costs of our stores, office facilities and Supply Chain Network facilities.
Selling, General and Administrative Expenses
SG&A expenses consist primarily of compensation and benefits, marketing, outbound supply chain and technology costs.
Shipping and Fulfillment Costs
Our shipping and fulfillment costs include payments to third-party shippers and costs to hold, move and prepare merchandise for shipment. These costs do not include in-bound freight to our Supply Chain Network facilities, which we include in the cost of our inventory. Shipping and fulfillment costs of $712, $885 and $993 in 2023, 2022 and 2021 were included in SG&A expenses.
Advertising
Advertising production costs for internet, magazines, store events and other media are expensed the first time the advertisement is run. Online marketing costs are expensed when incurred. Total advertising expenses, net of vendor allowances, of $313, $309 and $300 in 2023, 2022 and 2021 were included in SG&A expenses.
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
Vendor allowances earned are as follows:

Fiscal year	2023	2022	2021
Purchase price adjustments	$94	$120	$108
Beauty expenses	114	111	103
Advertising	87	112	110
Other	6	2	3
Total vendor allowances	$301	$345	$324
Advertising includes NMN, where vendors pay a fee for use of our first-party data. Funds received from vendors are recorded as a reduction of the campaign cost in SG&A expenses and media fees are recorded as a reduction of cost of sales.
401(k) Plan
We provide a 401(k) plan for our employees that allows for employee elective contributions and our matching contributions. Employee elective contributions are funded through voluntary payroll deductions. Total expenses related to Company contributions were $71 in 2023 and 2022 and $67 in 2021, and were included in both buying and occupancy costs and SG&A expenses on our Consolidated Statements of Earnings.

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
Amounts included on the following line items of our Consolidated Statements of Shareholders’ Equity and our Consolidated Statements of Cash Flows are as follows:
•Issuance of common stock under stock compensation plans — includes common stock option exercises and purchases of shares under the ESPP
•Stock-based compensation — primarily includes stock-based compensation expense for our common stock options, RSUs and PSUs, partially offset by shares withheld for taxes on RSUs and PSUs
New Store Opening Costs
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
Cash Equivalents
Cash equivalents are short-term investments with an original maturity of three months or less from the date of purchase and are carried at cost, which approximates fair value. At the end of 2023 and 2022, checks not yet presented for payment drawn in excess of our bank deposit balances were $62 and $60. Amounts are included in accounts payable on our Consolidated Balance Sheets and in change in cash book overdrafts as a financing activity in our Consolidated Statements of Cash Flows.
Accounts Receivable
Accounts receivable, net primarily includes receivables from TD related to our program agreement, non-Nordstrom-branded credit and debit cards and developer reimbursements. As of February 3, 2024, accounts receivable, net also includes the amount we believe probable of receipt as part of the claims process related to the wind-down of Canada (see Note 2: Canada Wind-down).
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
Leases
We record leases, which consist primarily of operating leases, on the Consolidated Balance Sheets as operating lease ROU assets and operating lease liabilities, both of which include current and noncurrent portions. Operating lease liabilities are initially recognized based on the net present value of the fixed portion of our lease and common area maintenance payments from lease commencement through the lease term. To calculate the net present value, we apply an incremental borrowing rate. The incremental borrowing rate is determined using a portfolio approach based on the rate of interest we would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. We use quoted interest rates obtained from financial institutions as an input to derive our incremental borrowing rate as the discount rate for the lease. We recognize ROU assets based on operating lease liabilities reduced by property incentives received from landlords. We test ROU assets for impairment in the same manner as long-lived assets and exclude the related operating lease liability and operating lease payments in our analysis.
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
Long-Lived Assets
When facts and circumstances indicate the carrying values of buildings, equipment and ROU assets may be impaired, we compare the carrying value to the related projected future cash flows, among other quantitative and qualitative analyses. Cash flow analysis requires judgment regarding many factors, such as revenues, growth rates, expenses, capital expenditures and sublease income. These projections are inherently subject to uncertainties. While we believe the inputs and assumptions utilized in our future cash flows are reasonable, our estimates may change in the near term based on our current and future performance. Land, property and equipment are grouped at the lowest level at which there are identifiable cash flows when assessing impairment, while cash flows for our retail store assets are identified at the individual store level.
The following table provides details related to asset impairment charges for each fiscal year:

	2023	2022
	Supply Chain	Supply Chain	Trunk Club
Long-lived asset impairment[1]	$9	$58	$10
Operating lease ROU asset impairment[1]	21	12	—
Asset impairment	$30	$70	$10
1 After impairment, the carrying values of the remaining long-lived tangible and ROU assets were not material.
Supply Chain Impairments
During the fourth quarter of 2023 and the third quarter of 2022, as part of our supply chain optimization initiatives, we incurred a non-cash impairment charge to adjust the carrying values to their estimated fair values for certain supply chain assets. These charges are included in our Corporate/Other SG&A expense on the Consolidated Statement of Earnings and in asset impairment on the Consolidated Statement of Cash Flows. We evaluated the assets for impairment by comparing the carrying values to the related projected future cash flows, among other quantitative and qualitative analyses. After impairment, the carrying values of the remaining long-lived tangible and ROU assets were not material.
Trunk Club Wind-down
During the first quarter of 2022, in conjunction with the decision to sunset the Trunk Club brand, we incurred non-cash impairment charges related to a Trunk Club property to adjust the carrying values to their estimated fair value. These charges are included in our Retail segment SG&A expense on the Consolidated Statement of Earnings and in asset impairment on the Consolidated Statement of Cash Flows.
During the second quarter of 2022, we also incurred additional costs of $8 associated with the wind-down of Trunk Club. These expenses are primarily included in our Retail segment cost of sales and related buying and occupancy costs on the Consolidated Statement of Earnings. All charges are classified as operating on the Consolidated Statement of Cash Flows.

Nordstrom, Inc. and subsidiaries 55

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Goodwill
Goodwill represents the excess of acquisition cost over the fair value of the related net assets acquired and is not subject to amortization. We review our goodwill annually for impairment, as of the first day of the fourth quarter, or when circumstances indicate that the carrying value may exceed the fair value. We perform this evaluation at the reporting unit level, all in our Retail segment. Our goodwill is allocated to two reporting units, Nordstrom and NordstromRack.com. When evaluating these assets for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If we determine that it is more likely than not that the carrying value exceeds the fair value of the reporting unit, we perform a quantitative fair value test. We may also choose to bypass this qualitative assessment and perform the quantitative assessment.
As of February 3, 2024 and January 28, 2023, we had goodwill of $249. To determine fair value, we compare the carrying value of the reporting unit to its estimated fair value, which is based on the expected present value of future cash flows (income approach), comparable public companies (market approach) or a combination of both. Determining fair value using these approaches requires management assumptions, estimations and judgments regarding factors like overall economic conditions, prospective financial information, growth rates, terminal value, discount rates and market multiples. If fair value is lower than the carrying value, an impairment charge is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Based on the results of our tests, fair value exceeded carrying value, and we therefore had no goodwill impairment in 2023, 2022 or 2021.
Investments
From time to time, we invest in financial interests of certain private companies and venture capital funds that align with our business and omni-channel strategies, which are recorded in other assets in the Consolidated Balance Sheets and proceeds from the sale of assets and other, net on the Consolidated Statements of Cash Flows.
As of February 3, 2024 and January 28, 2023, we held $41 and $42 of equity interests in certain venture capital funds, which are recorded at fair value using the practical expedient estimate of NAV or its equivalent.
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
Foreign Currency
On March 2, 2023, Nordstrom Canada commenced a wind-down of its business operations. The functional currency of our Canadian operations was the Canadian Dollar. Prior to deconsolidation, we translated assets and liabilities into U.S. Dollars using the exchange rate in effect at the balance sheet date, while we translated revenues and expenses using an average exchange rate for the period. We recorded these translation adjustments as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets. In the first quarter of 2023, we recognized a charge of $33 related to the derecognition of the accumulated comprehensive loss on foreign currency translation (see Note 2: Canada Wind-down).
Reclassification
We reclassified amounts in our fiscal 2022 and 2021 Consolidated Statements of Cash Flows to conform with current period presentation. As a result, we aggregated:
•Accounts receivable, net with prepaid expenses and other assets into other current and noncurrent assets
•Other current liabilities with other liabilities into other current and noncurrent liabilities
•Tax withholding on share-based awards with other financing, net
These reclassifications had no impact on cash flows from operations, cash flows from investing or cash flows from financing.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires additional quarterly and annual reportable segment disclosures, primarily around significant segment expenses. Annual disclosure requirements will be effective for us for the fourth quarter of 2024, and quarterly disclosure requirements will be effective for us in the first quarter of 2025, with early adoption permitted. We are currently evaluating the impact of this ASU on our disclosures.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of additional income tax information, primarily related to the rate reconciliation and income taxes paid. Annual disclosure requirements will be effective for us for the fourth quarter of 2025, with early adoption permitted. We are currently evaluating the impact of this ASU on our disclosures.
NOTE 2: CANADA WIND-DOWN
Background
On March 2, 2023, as part of our initiatives to drive long-term profitable growth and enhance shareholder value, and after careful consideration of all reasonably available options, we announced the decision to discontinue support for Nordstrom Canada’s operations. Accordingly, Nordstrom Canada commenced a wind-down of its business operations, obtaining an Initial Order from the Ontario Superior Court of Justice under the CCAA on March 2, 2023 to facilitate the wind-down in an orderly fashion. Nordstrom Canada’s e-commerce platform ceased operations on March 2, 2023 and the closure of six Nordstrom and seven Nordstrom Rack stores was completed in June 2023. Significant developments in the case, including a creditor vote to approve a Plan of Compromise and Arrangement and a court hearing to sanction that plan and authorize its implementation are scheduled to occur in the first quarter of 2024. Distributions to creditors, including distributions to Nordstrom, Inc. as a creditor of Nordstrom Canada, are expected to be substantially complete by the end of 2024.
The Ontario Superior Court of Justice has appointed a monitor to oversee the wind-down process. Subsequent to the CCAA filing, Nordstrom has been providing limited support to Nordstrom Canada for the purpose of supporting an orderly wind-down, including providing shared services and temporary use of intellectual property.
Wind-down Charges and Deconsolidation of Nordstrom Canada
The following table details the pre-tax charges associated with the wind-down of operations in Canada:

Fiscal year	2023
Loss on Canada write-off[1]	$176
Accumulated translation loss reclassified to earnings[1]	33
Contingent liabilities	70
Other exit costs[2]	5
Total pre-tax charges	$284
1 Non-cash amounts are included in Canada wind-down costs on the Consolidated Statement of Cash Flows.
2 Other exit costs include funding an employee trust, net of expected recoveries, and professional fees.
These charges are primarily included in Corporate/Other in Note 15: Segment Reporting. The decrease in cash due to the deconsolidation of Nordstrom Canada is included in investing activities on the Consolidated Statement of Cash Flows and all other impacts are included in operating cash flows.
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
For the year ended February 3, 2024, we recorded a pre-tax loss on Canada write-off of $176 that included the derecognition of Nordstrom Canada’s assets and liabilities and the write-down of both our Nordstrom Canada investment and related-party receivables to estimated fair value. In addition, we recognized a charge of $33 related to the derecognition of the accumulated comprehensive loss on foreign currency translation.
To assess the estimated fair value of our Nordstrom Canada investment and our related-party receivables, we estimated the assets available for distribution in relation to expected claims. At the time of filing for CCAA protection on March 2, 2023, the estimated amount of Nordstrom Canada’s liabilities exceeded the estimated fair value of assets available for distribution to creditors, and we believed we would not recover a significant portion of our receivables. As a result, our fair value was recorded as zero in our Condensed Consolidated Balance Sheets as of April 29, 2023. As of February 3, 2024, we adjusted our receivables by an immaterial amount based on currently available information.

Nordstrom, Inc. and subsidiaries 57

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Prior to deconsolidation, Nordstrom made loans to the Canadian subsidiaries and incurred liabilities related to certain intercompany charges. These were considered intercompany transactions and were eliminated in consolidation of Nordstrom. Subsequent to deconsolidation, these liabilities and receivables were no longer eliminated through consolidation, are considered related-party transactions and are recorded in our Consolidated Balance Sheets at estimated fair value. As of February 3, 2024, Nordstrom had a net outstanding liability to Nordstrom Canada of $52 related to certain intercompany charges incurred prior to deconsolidation.
Contingent Liabilities and Guarantees
In the third quarter of 2023, Nordstrom, Inc. reached a settlement with former landlords related to guarantees of certain lease obligations of Nordstrom Canada. As part of the agreements, we made cash payments to the former landlords in exchange for a release of substantially all our guarantee obligations, as well as the right to these landlords’ distributions from Nordstrom Canada as part of the CCAA proceedings.
Employee Trust
In connection with the filing, Nordstrom contributed $11 to establish an employee trust to fund termination and severance payments to employees of Nordstrom Canada. As of February 3, 2024, the trust has been terminated.
Debtor-in-Possession Financing
If needed, Nordstrom has agreed to provide Nordstrom Canada debtor-in-possession financing up to $11. However, we believe Nordstrom Canada has sufficient liquidity to sustain operations through the wind-down period and therefore it is not likely that any amounts would need to be borrowed from Nordstrom. As of February 3, 2024, there were no outstanding borrowings.
Estimates
As of February 3, 2024, we recorded $71 in accounts receivable, net on the Consolidated Balance Sheets to reflect the amount we believe probable of receipt as part of the claims process. This includes receipts related to the rights to the former landlords’ distributions, reimbursement of employee trust contributions and other receivables existing at the time of deconsolidation. The receivable and our other estimates are dependent on the outcome of the Nordstrom Canada wind-down process, including the amount of third-party and Nordstrom claims asserted and recognized in the claims process, the amount of assets available for distribution and the approval of the CCAA plan of arrangement by the Ontario Superior Court of Justice, which we expect to have updated information on in the first quarter of 2024. We continue to work through the wind-down process and our estimates of net losses are based on currently available information, our assessment of the validity of certain expected claims and our assessment of the recoverability of amounts receivable from Nordstrom Canada. These estimates may change as new information becomes available and it is reasonably possible that they may materially change from the estimated amounts. Increases in estimated costs to settle claims and decreases in estimated assets available for distribution may result in additional material charges. At the same time, any future decreases in estimated costs to settle claims or increases in estimated assets available for distribution may result in a gain, which would reduce our estimated charges.
Income Taxes
For the year ended February 3, 2024, we recognized net tax benefits of $95 primarily related to the write-off of our investment in Canada, net of tax expense related to an increase in valuation allowance for Canada deferred tax assets.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

NOTE 3: REVENUE
Contract Liabilities
Contract liabilities represent our obligation to transfer goods or services to customers and include deferred revenue for The Nordy Club (including points and Nordstrom Notes), gift cards and our amended 2022 TD program agreement. Our contract liabilities are classified on the Consolidated Balance Sheets as follows:

	Other current liabilities	Other liabilities
Balance as of January 29, 2022	$478	$—
Balance as of January 28, 2023	536	136
Balance as of February 3, 2024	508	85
Contract liabilities increased during 2022 primarily as a result of deferred revenue recorded in connection with our amended 2022 TD program agreement. Revenues recognized from our beginning contract liability balance were $316 and $265 for the years ended February 3, 2024 and January 28, 2023.
Disaggregation of Revenue
The following table summarizes our disaggregated net sales:

Fiscal year	2023	2022	2021
Nordstrom	$9,436	$10,279	$9,640
Nordstrom Rack	4,783	4,813	4,762
Total net sales	$14,219	$15,092	$14,402

Digital sales as a % of total net sales	36%	38%	42%

The following table summarizes the percent of net sales by merchandise category:

Fiscal year	2023	2022	2021
Women’s Apparel	27%	28%	28%
Shoes	26%	26%	25%
Men’s Apparel	15%	15%	14%
Beauty	13%	12%	12%
Accessories	12%	13%	14%
Kids’ Apparel	4%	3%	4%
Other	3%	3%	3%
Total net sales	100%	100%	100%

Nordstrom, Inc. and subsidiaries 59

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

NOTE 4: LAND, PROPERTY AND EQUIPMENT
Land, property and equipment consist of the following:

	February 3, 2024	January 28, 2023
Land and land improvements	$283	$288
Buildings and building improvements	1,365	1,352
Leasehold improvements	3,103	3,389
Store fixtures and equipment	3,873	4,138
Capitalized software	2,439	2,151
Construction in progress	365	322
Land, property and equipment	11,428	11,640
Accumulated depreciation and amortization	(8,251)	(8,289)
Land, property and equipment, net	$3,177	$3,351
NOTE 5: LEASES
We lease the land, buildings, or land and buildings for many of our stores, office facilities and Supply Chain Network facilities, as well as equipment. The following table summarizes the majority of our fixed, non-cancelable lease terms:

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
Most of our leases also require us to pay certain expenses, such as common area maintenance charges, real estate taxes and other executory costs, the fixed portion of which is included in Operating Lease Cost, as we combine lease and non-lease components. We recognize Operating Lease Cost, which is primarily included in occupancy costs, on a straight-line basis over the lease term. Variable lease cost includes payments for variable common area maintenance charges and additional payments based on a percentage of sales, which are recognized when probable. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table summarizes the components of lease cost:

Fiscal year	2023	2022	2021
Operating Lease Cost	$278	$280	$265
Variable lease cost[1]	93	97	100
Sublease income	(25)	(19)	(20)
Total lease cost, net	$346	$358	$345
1 Variable lease cost includes short-term lease cost, which was immaterial in 2023, 2022 and 2021.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

The following table summarizes future lease payments as of February 3, 2024:

Fiscal year	Operating Leases
2024	$321
2025	324
2026	273
2027	224
2028	182
Thereafter	708
Total lease payments[1]	2,032
Amount representing interest	(415)
Present value of net lease payments[2]	$1,617
1 Total lease payments do not include payments for variable lease costs that are required by most of our lease agreements.
2 Net lease payments exclude $139 of lease payments for operating leases that were signed but not yet commenced as of February 3, 2024.
The following table includes supplemental information:

Fiscal year	2023	2022	2021
Cash paid related to operating lease liabilities	$358	$354	$371
Operating lease interest	86	85	87
Operating lease liabilities arising from lease agreements	242	260	137

		February 3, 2024	January 28, 2023
Weighted-average remaining lease term		8 years	8 years
Weighted-average discount rate		5.5%	4.9%
NOTE 6: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt is as follows:

	February 3, 2024	January 28, 2023
Long-term debt, net of unamortized discount:
Senior notes, 2.30%, due April 2024	$250	$250
Senior notes, 4.00%, due March 2027	349	349
Senior debentures, 6.95%, due March 2028	300	300
Senior notes, 4.375%, due April 2030	500	500
Senior notes, 4.25%, due August 2031	425	425
Senior notes, 7.00%, due January 2038	147	147
Senior notes, 5.00%, due January 2044[1]	909	905
Deferred bond issuance costs	(18)	(20)
Total long-term debt	$2,862	$2,856
Current portion of debt	(250)	—
Total due beyond one year	$2,612	$2,856
1 The unamortized discount on these notes was $57 and $61 as of February 3, 2024 and January 28, 2023.

Nordstrom, Inc. and subsidiaries 61

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Required principal payments on long-term debt are as follows:

Fiscal year[1]
2024	$250
2025	—
2026	—
2027	350
2028	300
Thereafter	2,039
1 Required principal payments exclude estimated future interest payments of $1,519 as of February 3, 2024, with $136 payable within one year.
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
Interest Expense
The components of interest expense, net are as follows:

Fiscal year	2023	2022	2021
Interest on long-term debt and short-term borrowings	$150	$150	$258
Interest income	(33)	(10)	(1)
Capitalized interest	(13)	(12)	(11)
Interest expense, net	$104	$128	$246
Credit Facilities
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
As of February 3, 2024 and January 28, 2023, we had no outstanding borrowings under the Revolver that expires in May 2027. Our short-term borrowing capacity was reduced by $30 to $770 as a result of issuing a standby letter of credit in the fourth quarter of 2023. Provided that we obtain written consent from the lenders, we have the option to increase the Revolver by up to $200, to a total of $1,000, and two options to extend the Revolver for additional one-year terms.
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
Under the Revolver, we have two financial covenant tests that need to be met on a quarterly basis: a Leverage Ratio that is less than or equal to 4 times and a fixed charge coverage ratio that is greater than or equal to 1.25 times. As of February 3, 2024, we were in compliance with all covenants.
The Revolver contains customary representations, warranties, covenants and terms, including paying a variable rate of interest and a facility fee based on our debt rating, and is available for working capital, capital expenditures and general corporate purposes. The Revolver allows us to issue dividends and repurchase shares provided we are not in default and no default would arise as a result of such payments. If the pro-forma Leverage Ratio after such payments is less than 3 times, then such payments are unlimited. If the pro-forma Leverage Ratio is greater than or equal to 3 times but less than 3.5 times, then we are limited to $100 per fiscal quarter and if the pro-forma Leverage Ratio is greater than or equal to 3.5 times, then the limit is $60 per fiscal quarter.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Our $800 commercial paper program allows us to use the proceeds to fund operating cash requirements. Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. The issuance of commercial paper has the effect of reducing available liquidity under the Revolver by an amount equal to the principal amount of commercial paper outstanding. Conversely, borrowings under our Revolver have the effect of reducing the available capacity of our commercial paper program by an amount equal to the amount outstanding. As of February 3, 2024 and January 28, 2023, we had no issuances outstanding under our commercial paper program.
NOTE 7: FAIR VALUE MEASUREMENTS
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
Long-term debt is recorded at carrying value. If long-term debt was measured at fair value, we would use quoted market prices of the same or similar issues, which is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	February 3, 2024	January 28, 2023
Carrying value of long-term debt	$2,862	$2,856
Fair value of long-term debt	2,441	2,278
We measure certain items at fair value on a nonrecurring basis, primarily goodwill, and long-lived tangible and ROU assets, in connection with periodic evaluations for potential impairment. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. For more information regarding long-lived tangible and ROU asset impairment charges, see Note 1: Nature of Operations and Summary of Significant Accounting Policies.
During the year ended February 3, 2024, we measured our investment in Nordstrom Canada, our related-party receivables and related lease guarantees at fair value (see Note 2: Canada Wind-down).
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
NOTE 8: SELF-INSURANCE
Our self-insurance reserves are summarized as follows:

	February 3, 2024	January 28, 2023
Workers’ compensation	$73	$78
Employee health and welfare	28	26
Other liability	18	12
Total self-insurance reserves	$119	$116
We are self-insured for the majority of our workers’ compensation programs, employee health and welfare coverage and other liability.

Nordstrom, Inc. and subsidiaries 63

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Our workers’ compensation policies have a retention per claim of $1 or less and no policy limits. Approximately 30% of our workers’ compensation obligations are payable within one year. In connection with our workers’ compensation programs, we have a standby letter of credit issued on our behalf with $13 available and $2 outstanding as of February 3, 2024. This letter of credit is not reflected in our Consolidated Balance Sheets.
Our employee health and welfare programs do not use stop-loss coverage and participants contribute to the cost of their coverage through premiums and out-of-pocket expenses for deductibles, copays and coinsurance.
Other liability primarily includes commercial general liability obligations. Our commercial general liability policy, with a limit up to $111, has a retention per claim of $1 or less. Approximately 50% of our other liability reserve obligations are payable within one year.
NOTE 9: SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
We have a SERP, which provides retirement benefits to certain officers and select employees. The SERP has different benefit levels depending on the participant’s role. At the end of 2023, we had 57 participants in the plan, including five officers and select employees eligible for SERP benefits, 47 retirees and five beneficiaries. This plan is nonqualified and does not have a minimum funding requirement. We selected the measurement date of January 31, the calendar month end closest to our fiscal year end, to value our SERP.
Benefit Obligation and Funded Status
Our benefit obligation and funded status is as follows:

	February 3, 2024	January 28, 2023
Change in benefit obligation:
Benefit obligation at beginning of year	$176	$212
Participant service cost	1	2
Interest cost	9	6
Benefits paid	(11)	(10)
Actuarial gain	(7)	(34)
Benefit obligation at end of year	168	176
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	11	10
Benefits paid	(11)	(10)
Fair value of plan assets at end of year	—	—
Underfunded status at end of year	($168)	($176)
The accumulated benefit obligation, which is the present value of benefits, assuming no future compensation changes, was $168 and $175 at the end of 2023 and 2022. Amounts recognized as liabilities in the Consolidated Balance Sheets consist of the following:

	February 3, 2024	January 28, 2023
Accrued salaries, wages and related benefits	$12	$11
Other liabilities (noncurrent)	156	165
Net amount recognized	$168	$176
Components of SERP Expense
The components of SERP expense recognized in SG&A expense on the Consolidated Statements of Earnings are as follows:

Fiscal year	2023	2022	2021
Participant service cost	$1	$2	$2
Interest cost	9	6	5
Amortization of net loss and other	—	4	8
Total SERP expense	$10	$12	$15

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Accumulated Other Comprehensive Gain (Loss)
Amounts recognized in accumulated other comprehensive gain (loss) (pre-tax) consist of the following:

Fiscal year	2023	2022	2021
Actuarial gain	($7)	($34)	($14)
Amortization of net loss and other	—	(4)	(8)
Amounts recognized in accumulated other comprehensive gain (loss)	($7)	($38)	($22)
Assumptions
Weighted-average assumptions used to determine our benefit obligation and SERP expense are as follows:

Fiscal year	2023	2022	2021
Assumptions used to determine benefit obligation:
Discount rate	5.27%	4.95%	3.19%
Rate of compensation increase	2.50%	2.50%	2.50%
Assumptions used to determine SERP expense:
Discount rate	4.95%	3.19%	2.62%
Rate of compensation increase	2.50%	2.50%	2.50%
Future Benefit Payments and Contributions
As of February 3, 2024, the expected future benefit payments based upon the assumptions described above and including benefits attributable to estimated future employee service are as follows:

Fiscal year
2024	$12
2025	12
2026	13
2027	13
2028	13
2029 – 2033	61
Thereafter	44
NOTE 10: STOCK-BASED COMPENSATION
Under our deferred and stock-based compensation plan arrangements, we issued 2.4, 3.4 and 1.6 shares of common stock in 2023, 2022 and 2021. On June 6, 2023, our shareholders approved an amendment to the 2019 Equity Incentive Plan. The amendment increases common stock available for issuance by 15.0 shares. Under the 2019 Plan, the aggregate number of shares to be issued may not exceed 39.5 plus any shares currently outstanding under the 2010 Plan that are forfeited or expire during the term of the 2019 Plan. As of February 3, 2024, we had 39.5 shares authorized, 14.8 shares issued and outstanding and 23.9 shares remaining available for future grants under the 2019 Plan.
Under the ESPP, employees may make payroll deductions of up to 15% of their base compensation for the purchase of Nordstrom common stock. At the end of each six-month offering period, participants apply their accumulated payroll deductions toward the purchase of shares of our common stock at 90% of the fair market value on the last day of the offer period. On June 6, 2023, our shareholders approved an amendment under the ESPP. The amendment increases common stock available for purchase by 3.5 shares. As of February 3, 2024, we had 19.6 shares authorized and 4.9 shares available for issuance under the ESPP. We issued 1.0, 0.9 and 0.5 shares under the ESPP during 2023, 2022 and 2021. At the end of 2023 and 2022, we had current liabilities of $5 and $6 for future purchases of shares under the ESPP.

Nordstrom, Inc. and subsidiaries 65

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

The following table summarizes our stock-based compensation expense:

Fiscal year	2023	2022	2021
RSUs	$40	$41	$52
Stock options	6	11	22
Other[1]	6	7	5
Total stock-based compensation expense, before income tax benefit	52	59	79
Income tax benefit	(13)	(15)	(20)
Total stock-based compensation expense, net of income tax benefit	$39	$44	$59
1 Other stock-based compensation expense includes PSUs, ESPP and nonemployee director stock awards.
The stock-based compensation expense before income tax benefit was recorded in our Consolidated Statements of Earnings as follows:

Fiscal year	2023	2022	2021
Cost of sales and related buying and occupancy costs	$10	$9	$15
SG&A expenses	42	50	64
Total stock-based compensation expense, before income tax benefit	$52	$59	$79
Restricted Stock
Our Compensation, People and Culture Committee of our Board of Directors approves grants of restricted stock units to employees. The number of units granted to an individual are determined based upon award amounts and the fair value of the restricted stock units at the time of grant. Restricted stock units typically vest over four years.
A summary of restricted stock unit activity for 2023 is presented below:

Fiscal year	2023
	Shares	Weighted-average grant date fair value per unit
Outstanding, beginning of year	4.6	$32
Granted	3.6	16
Vested	(1.3)	26
Forfeited or canceled	(0.7)	21
Outstanding, end of year	6.2	$19
The aggregate fair value of restricted stock units vested during 2023, 2022 and 2021 was $33, $62 and $50. As of February 3, 2024, the total unrecognized stock-based compensation expense related to nonvested restricted stock units was $69, which is expected to be recognized over a weighted-average period of 24 months.

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

Fiscal year	2023	2022	2021[1]
Assumptions
Risk-free interest rate[2]	3.98% – 5.05%	1.18% – 1.95%	0.11% – 1.51%
Weighted-average volatility[3]	52.3%	52.4%	52.2%
Weighted-average expected dividend yield[4]	3.8%	3.4%	3.4%
Expected life in years[5]	8.2	8.3	8.3

Grant Date Information
Date of grant	March 6, 2023	March 3, 2022	March 4, 2021
Weighted-average fair value per option	$8	$10	$13
Exercise price per option	$20	$26	$36
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
2 Represents the yield on U.S. Treasury securities that mature over the 10-year life of the stock options.
3 Based on a combination of the historical volatility of our common stock and the implied volatility of exchange-traded options for our common stock.
4 Our forecasted dividend yield for the next 10 years.
5 Derived from the output of the binomial lattice model and represents the estimated period of time until option exercise. The expected term of options granted is based on our historical exercise behavior, taking into consideration the contractual term of the option and our employees’ expected exercise and post-vesting employment termination behavior.
A summary of stock option activity for 2023 is presented below:

Fiscal year	2023
	Shares	Weighted- average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value[1]
Outstanding, beginning of year	8.5	$38
Granted	1.1	20
Exercised	(0.3)	16
Forfeited or canceled	(1.7)	44
Outstanding, end of year	7.6	$35	5	$5
Exercisable, end of year	4.8	$40	4	$5

Fiscal year		2023	2022	2021
Aggregate intrinsic value of options exercised		$1	$4	$—
Fair value of stock options vested		$4	$27	$2
1 The aggregate intrinsic value represents the amount realized if all in-the-money options were exercised on the final business day before February 3, 2024.
As of February 3, 2024, the total unrecognized stock-based compensation expense related to nonvested stock options was $6, which is expected to be recognized over a weighted-average period of 10 months.

Nordstrom, Inc. and subsidiaries 67

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

NOTE 11: SHAREHOLDERS’ EQUITY
We have certain limitations with respect to the payment of dividends and share repurchases under our Revolver agreement (see Note 6: Debt and Credit Facilities).
Changes in the number of issued and outstanding shares of our common stock in 2023, 2022 and 2021 are the result of share repurchases and compensation plan issuances (see Note 10: Stock-based Compensation).
Share Repurchases
In May 2022, our Board of Directors authorized a new program to repurchase up to $500 of our outstanding common stock, with no expiration date, which replaced the August 2018 program. The following is a summary of the activity related to our share repurchase programs:

	Shares	Average price per share	Amount
Capacity at January 30, 2021			$707
Shares repurchased	—	—	—
Capacity at January 29, 2022			707
August 2018 program termination			(707)
May 2022 program authorization (no expiration)			500
Shares repurchased	2.8	$22	(62)
Capacity at January 28, 2023			438
Shares repurchased[1]	0.03	$19	(1)
Capacity at February 3, 2024[1]			$438
1 Subtotal of ending share repurchase capacity may not foot due to rounding.
Dividends
We paid dividends of $0.76 per share in 2023 and in 2022 and none in 2021. In February 2024, subsequent to year end, we declared a quarterly dividend of $0.19 per share, which will be paid on March 27, 2024 to shareholders of record as of March 12, 2024.
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
In general, the rights become exercisable following a public announcement that a person acquires 10% or more of the outstanding shares of Nordstrom common stock. If the rights are exercised, each holder (except the acquiring person) will have the right to receive common stock equal to two times the exercise price of the right. The Company may redeem the rights for $0.001 per right anytime prior to the rights becoming exercisable. The agreement also provides for exceptions and additional terms for other certain situations and circumstances. There is currently no impact to our Consolidated Financial Statements.
NOTE 12: INCOME TAXES
U.S. and foreign components of earnings before income taxes were as follows:

Fiscal year	2023	2022	2021
U.S.	$143	$316	$241
Foreign	4	21	5
Earnings before income taxes	$147	$337	$246

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Income tax expense consists of the following:

Fiscal year	2023	2022	2021
Current income taxes:
Federal	$55	$149	$61
State and local	18	27	18
Foreign	—	(1)	—
Total current income tax expense	73	175	79
Deferred income taxes:
Federal	(59)	(86)	(10)
State and local	(10)	(2)	(5)
Foreign	9	5	4
Total deferred income tax benefit	(60)	(83)	(11)
Total income tax expense	$13	$92	$68
A reconciliation of the statutory federal income tax rate to the effective tax rate on earnings before income taxes is as follows:

Fiscal year	2023	2022	2021
Statutory rate	21.0%	21.0%	21.0%
CARES Act impact	—	—	(0.9%)
State and local income taxes, net of federal income taxes	4.0%	5.9%	3.4%
Federal credits	(4.7%)	(3.8%)	(4.0%)
Non-deductible expenses	2.9%	1.2%	2.7%
Stock-based compensation	5.1%	1.8%	2.0%
Valuation allowance	6.6%	0.4%	1.8%
Taxes on foreign operations	1.5%	1.6%	1.3%
Excess tax over book loss on Canada wind-down	(18.2%)	—	—
Resolution of prior period tax matters	(11.2%)	—	—
Other, net	1.6%	(0.9%)	0.2%
Effective tax rate	8.6%	27.2%	27.5%
The components of deferred tax assets and liabilities are as follows:

	February 3, 2024	January 28, 2023
Deferred tax assets:
Lease liabilities	$425	$463
Compensation and benefits accruals	104	111
Sales return reserve	56	61
Accrued expenses	31	28
Merchandise inventories	36	33
Gift cards	39	43
The Nordy Club loyalty program	2	8
Net operating losses	38	52
Other	36	25
Total deferred tax assets	767	824
Valuation allowance	(1)	(28)
Total deferred tax assets, net of valuation allowance	766	796
Deferred tax liabilities:
ROU assets	(310)	(331)
Land, property and equipment	(164)	(230)
Debt exchange premium	(11)	(12)
Total deferred tax liabilities	(485)	(573)
Net deferred tax assets	$281	$223

Nordstrom, Inc. and subsidiaries 69

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

The following sets forth information on approximate net operating loss carryforwards for income tax purposes:

	February 3, 2024	January 28, 2023
State	$621	$756
Foreign	—	26
The net operating loss carryforwards are subject to certain statutory limitations of applicable state laws. If not utilized, a portion of our state net operating loss carryforwards will begin to expire in 2024.
As of February 3, 2024 and January 28, 2023, the valuation allowance for deferred tax assets was $1 and $28. As a result of the wind-down of our Canada operations in 2023, the valuation allowance for foreign deferred tax assets increased $9 and upon deconsolidation was written off to zero. The write-off of the deferred tax assets and corresponding valuation allowance for Canada was included in the Canada wind-down costs. In 2023, a valuation allowance of $1 was recorded for state net operating loss carryforwards that will not be realized in the foreseeable future. There was no change to the valuation allowance in 2022.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Fiscal year	2023	2022	2021
Unrecognized tax benefit at beginning of year	$48	$47	$32
Gross increase to tax positions in prior periods	1	1	11
Gross decrease to tax positions in prior periods	(4)	(6)	—
Gross increase to tax positions in current period	6	7	6
Settlements	(27)	(1)	(2)
Unrecognized tax benefit at end of year	$24	$48	$47
At the end of 2023 and 2022, $22 and $45 of the ending gross unrecognized tax benefit related to items which, if recognized, would affect the effective tax rate.
There was no material expense for interest and penalties in 2023, 2022 and 2021. At the end of 2023 and 2022, our liability for interest and penalties was $3 and $8.
We file income tax returns in the U.S. With few exceptions, we are no longer subject to federal or state and local income tax examinations for years before 2014. As of February 3, 2024, we believe it is reasonably possible unrecognized tax benefits related to federal, state and local tax positions may decrease $6 by February 1, 2025, due to the completion of examinations and the expiration of various statutes of limitations.
NOTE 13: COMMITMENTS AND CONTINGENCIES
Our estimated total purchase obligations, which primarily consist of inventory purchase orders and capital expenditure commitments, were $2,049 as of February 3, 2024. These purchase obligations are primarily payable within one year.
NOTE 14: EARNINGS PER SHARE
The computation of EPS is as follows:

Fiscal year	2023	2022	2021
Net earnings	$134	$245	$178

Basic weighted-average shares outstanding	161.8	160.1	159.0
Dilutive shares	1.6	2.0	3.5
Diluted weighted-average shares outstanding	163.4	162.1	162.5

Basic EPS	$0.83	$1.53	$1.12
Diluted EPS	$0.82	$1.51	$1.10

Anti-dilutive shares	8.4	8.7	8.1

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
Our Retail reportable segment aggregates our two operating segments, Nordstrom and Nordstrom Rack. As of February 3, 2024, Nordstrom consists of Nordstrom.com, Nordstrom U.S. stores and Nordstrom Local. Nordstrom also included Canada operations prior to March 2, 2023, inclusive of Nordstrom.ca, Nordstrom Canadian stores and Nordstrom Rack Canadian stores, ASOS | Nordstrom prior to December 2023 and TrunkClub.com prior to October 2022. Nordstrom Rack consists of NordstromRack.com, Nordstrom Rack U.S. stores and Last Chance clearance stores.
Our Nordstrom and Nordstrom Rack operating segments both generate revenue by offering customers an extensive selection of high-quality brand-name and private-label merchandise for women, men, young adults and children, with a focus on apparel, shoes, beauty, accessories and home goods. We continue to focus on omni-channel initiatives by integrating the operations, merchandising and technology necessary to be consistent with our customers’ expectations of a seamless shopping experience regardless of channel or business. Nordstrom and Nordstrom Rack have historically had similar economic characteristics and financial performance over the long-term, which we expect to continue in the future. They also have other similar qualitative characteristics, including suppliers, method of distribution, type of customer and regulatory environment. Due to their similar qualitative and economic characteristics, we have aggregated our Nordstrom and Nordstrom Rack operating segments into a single reportable segment.
Amounts in the Corporate/Other column include unallocated corporate expenses and assets (including unallocated assets in corporate headquarters, consisting primarily of cash, land, buildings, equipment and deferred tax assets), inter-segment eliminations and other adjustments to segment results necessary for the presentation of consolidated financial results in accordance with GAAP.
Accounting Policy
We present our segment results in the way that management views our results internally and the accounting policies of the operating segments are the same as those described in Note 1: Nature of Operations and Summary of Significant Accounting Policies.

Nordstrom, Inc. and subsidiaries 71

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

The following table sets forth information for our reportable segment:

	Retail	Corporate/Other	Total
Fiscal year 2023
Net sales	$14,219	$—	$14,219
Credit card revenues, net	—	474	474
Earnings (loss) before interest and income taxes	855	(604)	251
Capital expenditures	(244)	(325)	(569)
Canada wind-down costs	—	(284)	(284)
Depreciation and amortization	(263)	(323)	(586)
Assets	5,622	2,822	8,444

Fiscal year 2022
Net sales	$15,092	$—	$15,092
Credit card revenues, net	—	438	438
Earnings (loss) before interest and income taxes	719	(254)	465
Capital expenditures	(154)	(319)	(473)
Depreciation and amortization	(316)	(288)	(604)
Assets	5,968	2,777	8,745

Fiscal year 2021
Net sales	$14,402	$—	$14,402
Credit card revenues, net	—	387	387
Earnings (loss) before interest and income taxes	687	(195)	492
Capital expenditures	(218)	(288)	(506)
Depreciation and amortization	(350)	(265)	(615)
Assets	6,244	2,625	8,869
For information about disaggregated revenues, see Note 3: Revenue.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 3, 2024.
Deloitte & Touche LLP, an independent registered public accounting firm, was retained to audit our Consolidated Financial Statements and the effectiveness of our internal control over financial reporting. They have issued an attestation report on our internal control over financial reporting as of February 3, 2024, which is included herein.

Nordstrom, Inc. and subsidiaries 73

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Nordstrom, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Nordstrom, Inc. and subsidiaries (the “Company”) as of February 3, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 3, 2024, of the Company and our report dated March 19, 2024, expressed an unqualified opinion on those financial statements.
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
March 19, 2024

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required under this item is included in the following sections of our Proxy Statement for our 2024 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Corporate Governance
Director Qualifications, Experience, and Nominating Process
Delinquent Section 16(a) Reports
Requirements and Deadlines for Submission of Proxy Proposals, Nomination of Directors, and Other Business of Shareholders
The certifications of our Chief Executive Officer and Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this 2023 Annual Report and were included as exhibits to each of our quarterly reports on Form 10-Q. Our Chief Executive Officer certified to the NYSE on June 13, 2023, pursuant to Section 303A.12(a) of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.
Item 11. Executive Compensation.
The information required under this item is included in the following sections of our Proxy Statement for our 2024 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Compensation of Executive Officers
Director Compensation and Stock Ownership Guidelines
Compensation Committee Interlocks and Insider Participation
Compensation, People and Culture Committee Report
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information required under this item is included in the following sections of our Proxy Statement for our 2024 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Security Ownership of Certain Beneficial Owners and Management
Equity Compensation Plans
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required under this item is included in the following sections of our Proxy Statement for our 2024 Annual Meeting of Shareholders, the sections of which are incorporated by reference herein and will be filed within 120 days after the end of our fiscal year:
Corporate Governance
Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services.
Our independent registered public accounting firm is Deloitte & Touche LLP, Seattle, Washington, Auditor ID: 34.
The information required under this item is included in the Ratification of the Appointment of Independent Registered Public Accounting Firm section of our Proxy Statement for our 2024 Annual Meeting of Shareholders, the section of which is incorporated by reference herein and will be filed within 120 days after the end of our fiscal year.

Nordstrom, Inc. and subsidiaries 75

PART IV
Item 15. Exhibit and Financial Statement Schedules.
The following information required under this item is filed as part of this report:
All other schedules and exhibits are omitted because they are not applicable, not required or because the information required has been given as part of this report.

Nordstrom, Inc. and Subsidiaries
Exhibit Index

			Incorporated by Reference
		Exhibit	Form	Exhibit	Filing Date
3.1		Articles of Incorporation as amended and restated on May 25, 2005	8-K	3.1	May 31, 2005

3.2		Bylaws, as amended and restated on September 20, 2023	8-K	3.1	September 21, 2023

4.1		Description of Nordstrom, Inc. Securities	S-3	4.4	April 30, 2001

4.2		Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated March 10, 1998	S-3/A	4.1	March 10, 1998

4.3		Indenture dated December 3, 2007, between the Company and Wells Fargo Bank, National Association	S-4/A	4.1	April 29, 2014

4.4		Form of 5.00% Global Note due 2044	S-4	4.2	March 28, 2014

4.5		Form of 5.00% Rule 144A Global Note due 2044	S-4	4.3	March 28, 2014

4.6		Form of 5.00% Regulation S Global Note due 2044	S-4	4.4	March 28, 2014

4.7		Form of 7.00% Note due January 2038	8-K	4.2	December 3, 2007

4.8		Form of 4.00% Note due 2027	8-K	4.1	March 9, 2017

4.9		Form of 5.00% Note due 2044	8-K	4.2	March 9, 2017

4.10		Form of 4.375% Note due 2030	8-K	4.1	November 6, 2019

4.11		Form of 2.300% Global Note due 2024	10-Q	4.2	September 3, 2021

4.12		Form of 4.250% Global Note due 2031	10-Q	4.3	September 3, 2021

4.13	*	Trunk Club Newco, Inc. 2010 Equity Incentive Plan	S-8	4.1	August 27, 2014

4.14		Shareholder Rights Agreement, dated as of September 19, 2022, by and between the Company and Computershare Trust Company, N.A., as rights agent (which includes the Form of Rights Certificate as Exhibit A thereto).	8-K	4.1	September 20, 2022

4.15		First Amendment to the Shareholder Rights Agreement, dated as of August 21, 2023, by and between Nordstrom, Inc. and Computershare Trust Company, N.A., as rights agent	8-K	4.1	August 21, 2023

10.1	*	Nordstrom, Inc. 2019 Equity Incentive Plan (2020 Amendment)	DEF 14A	Appendix B	April 7, 2020

10.2	*	Nordstrom, Inc. 2019 Equity Incentive Plan (2023 Amendment)	DEF 14A	Appendix B	April 28, 2023

10.3	*	Nordstrom, Inc. Employee Stock Purchase Plan (2023 Amendment)	DEF 14A	Appendix C	April 28, 2023

10.4	*	Nordstrom 401(k) Plan (2021 Restatement)	10-Q	10.2	June 4, 2021

10.5	*	Amendment 2021-1 to the Nordstrom 401(k) Plan	11-K	99.3	June 10, 2022

10.6	*	Amended and Restated Nordstrom, Inc. Executive Management Bonus Plan	10-K	10.2	March 10, 2023

10.7	*	Nordstrom Deferred Compensation Plan (2022 Restatement)	10-Q	10.2	September 2, 2022

10.8	*	Form of 2014 Nonqualified Stock Option Grant Agreement	8-K	10.1	March 4, 2014

10.9	*	Form of the 2015 Nonqualified Stock Option Grant Agreement	8-K	10.1	February 19, 2015

10.10	*	Form of the 2016 Nonqualified Stock Option Grant Agreement	8-K	10.1	March 1, 2016

10.11	*	Form of 2016 Nonqualified Stock Option Grant Agreement, Supplemental Award	10-Q	10.2	August 30, 2016

10.12	*	Form of the 2017 Nonqualified Stock Option Grant Agreement	8-K	10.1	February 23, 2017

10.13	*	Form of 2019 Nonqualified Stock Option Award Agreement	8-K	10.1	March 4, 2019

10.14	*	Form of 2019 Nonqualified Stock Option Award Agreement, Supplemental Award	8-K	10.2	March 4, 2019

10.15	*	Form of 2020 Nonqualified Stock Option Award Agreement	8-K	10.1	March 3, 2020

10.16	*	Form of 2020 Nonqualified Stock Option Award Agreement, Supplemental Award	10-Q	10.5	June 10, 2020

Nordstrom, Inc. and subsidiaries 77

			Incorporated by Reference
		Exhibit	Form	Exhibit	Filing Date
10.17	*	Form of 2023 Nonqualified Stock Option Award Agreement	8-K	10.1	March 6, 2023

10.18	*	Nordstrom, Inc. 2010 Equity Incentive Plan	DEF 14A	Appendix A	April 8, 2010

10.19	*	Nordstrom, Inc. 2010 Equity Incentive Plan as amended February 27, 2013	DEF 14A	Appendix A	April 1, 2013

10.20	*	Nordstrom, Inc. 2010 Equity Incentive Plan as amended and restated February 26, 2014	8-K	10.4	March 4, 2014

10.21	*	Nordstrom, Inc. 2010 Equity Incentive Plan as amended and restated February 16, 2017	DEF 14A	Appendix A	April 5, 2017

10.22	*	Nordstrom, Inc. Executive Severance Plan	10-K	10.23	March 20, 2020

10.23	*	Form of 2022 Performance Share Unit Award Agreement	8-K	10.2	February 28, 2022

10.24	*	Form of 2023 Performance Share Unit Award Agreement	8-K	10.2	March 6, 2023

10.25	*	Form of 2024 Performance Share Unit Award Agreement	8-K	10.2	March 5, 2024

10.26	*	Nordstrom Supplemental Executive Retirement Plan (2020 Restatement)	10-Q	10.1	September 4, 2020

10.27		Nordstrom Directors Deferred Compensation Plan (2017 Restatement)	10-K	10.48	March 19, 2018

10.28		2010 Form of Independent Director Indemnification Agreement	10-K	10.78	March 18, 2011

10.29		2023 Form of Independent Director Indemnification Agreement	10-Q	10.1	December 1, 2023

10.30	*	Form of 2020 Restricted Stock Unit Award Agreement	8-K	10.2	March 3, 2020

10.31	*	Form of Restricted Stock Unit Award (Supplemental Award) under the 2019 Equity Incentive Plan	8-K	10.1	May 20, 2022

10.32	*	Form of 2023 Restricted Stock Unit Agreement – Supplemental Award under the 2019 Equity Incentive Plan	8-K	10.1	May 10, 2023

10.33	*	Form of 2024 Restricted Stock Unit Award Agreement	8-K	10.1	March 5, 2024

10.34		Revolving Credit Agreement dated May 6, 2022 between Registrant and each of the initial lenders named therein as lenders; Wells Fargo Bank, National Association as administrative agent; and Bank of America, N. A. and U.S. Bank, National Association as co-syndication agents	10-Q	10.2	June 3, 2022

10.35		First Amendment to Revolving Credit Agreement	10-K	10.30	March 10, 2023

10.36		Credit Card Program Agreement by and among Nordstrom, Inc., Nordstrom FSB and TD Bank USA, N.A. dated May 25, 2015	10-Q	10.1	December 1, 2015

10.37		Amendment No. 7 to the Credit Card Program Agreement by and between Nordstrom, Inc., and TD Bank USA, N.A.	10-Q	10.1	December 2, 2022

19.1	†	Amended and Restated Nordstrom Insider Trading Policy

21.1	†	Significant subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm, filed as page 81 of this report

31.1	†	Certification of Chief Executive Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	†	Nordstrom, Inc. Clawback Policy

101.INS	†	Inline XBRL Instance Document

101.SCH	†	Inline XBRL Taxonomy Extension Schema Document

Incorporated by Reference
		Exhibit	Form	Exhibit	Filing Date
101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	†	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	†	Cover Page Interactive Data File (Inline XBRL)

* Management contract, compensatory plan or arrangement
† Filed herewith electronically
‡ Furnished herewith electronically

Nordstrom, Inc. and subsidiaries 79

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/	Cathy R. Smith
Cathy R. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: March 19, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Financial Officer and Principal Accounting Officer:		Principal Executive Officer:

/s/	Cathy R. Smith	/s/	Erik B. Nordstrom
	Cathy R. Smith		Erik B. Nordstrom
	Chief Financial Officer		Chief Executive Officer
Date:	March 19, 2024	Date:	March 19, 2024

Directors:

/s/	Stacy Brown-Philpot	/s/	James L. Donald
	Stacy Brown-Philpot		James L. Donald
	Director		Director
Date:	March 15, 2024	Date:	March 15, 2024

/s/	Kirsten A. Green	/s/	Glenda G. McNeal
	Kirsten A. Green		Glenda G. McNeal
	Director		Director
Date:	March 15, 2024	Date:	March 15, 2024

/s/	Erik B. Nordstrom	/s/	Peter E. Nordstrom
	Erik B. Nordstrom		Peter E. Nordstrom
	Director		Director
Date:	March 19, 2024	Date:	March 19, 2024

/s/	Amie Thuener O’Toole	/s/	Guy B. Persaud
	Amie Thuener O’Toole		Guy B. Persaud
	Director		Director
Date:	March 15, 2024	Date:	March 15, 2024

/s/	Eric D. Sprunk	/s/	Bradley D. Tilden
	Eric D. Sprunk		Bradley D. Tilden
	Director		Chairman of the Board of Directors
Date:	March 15, 2024	Date:	March 15, 2024

/s/	Mark J. Tritton	/s/	Atticus N. Tysen
	Mark J. Tritton		Atticus N. Tysen
	Director		Director
Date:	March 15, 2024	Date:	March 15, 2024

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We consent to the incorporation by reference in Registration Statement Nos. 333-239087, 333-239086, 333-239083, 333-231969, 333-225295, 333-211825, 333-207396, 333-198413, 333-189301, 333-166961, 333-161803, 333-275859, 333-275861, 333-275864, on Form S-8 and Registration Statement No. 333-230379 on Form S-3 of our reports dated March 19, 2024, relating to the financial statements of Nordstrom Inc. and subsidiaries, and the effectiveness of Nordstrom, Inc. and subsidiaries’ internal control over financial reporting, appearing in the Annual Report on Form 10-K of Nordstrom, Inc. for the year ended February 3, 2024.

/s/ Deloitte & Touche LLP
Seattle, Washington
March 19, 2024

Nordstrom, Inc. and subsidiaries 81