Form 10-Q
period 2024-05-04
NORDSTROM INC
filed 2024-06-07
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2024
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
Yes ☐ No ☑
Common stock outstanding as of May 31, 2024: 163,648,780 shares

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
◦winning at our market strategy by providing a differentiated and seamless experience, which consists of the integration of our digital and physical assets, development of new supply chain capabilities and timely delivery of products,
◦broadening the reach of Nordstrom Rack, including delivering great brands at great prices and leveraging our digital and physical assets,
◦enhancing our platforms and processes to deliver core capabilities to drive customer, employee and partner experiences both digitally and in stores,
•our ability to effectively manage our merchandise strategy, including our ability to offer compelling assortments and optimize our inventory to ensure we have the right product mix and quantity in each of our channels and locations, allowing us to get closer to our customers,
•our ability to effectively allocate and scale our marketing strategies and resources, as well as realize the expected benefits of Nordstrom Media Network, The Nordy Club, advertising and promotional campaigns,
•our ability to respond to the evolving retail environment, including new fashion trends, environmental considerations and our customers’ changing expectations of service and experience in stores and online, and our development and outcome of new market strategies and customer offerings,
•our ability to mitigate the effects of disruptions in the global supply chain, including factory closures, transportation challenges or stoppages of certain imports, and rising prices of raw materials and freight expenses,
•our ability to control costs through effective inventory management and supply chain processes and systems,
•the effect of the Board of Director’s consideration of potential avenues to enhance shareholder value, including the disclosure of a possible “going private” transaction being explored by our Chief Executive Officer and our President and Chief Brand Officer, on our business, financial condition and results of operations, as well as our stock price,
•our ability to acquire, develop and retain qualified and diverse talent by providing appropriate training, compelling work environments and competitive compensation and benefits, especially in areas with increased market compensation, all in the context of any labor shortage and competition for talent,
•our ability to realize expected benefits, anticipate and respond to potential risks and appropriately manage costs associated with our credit card revenue sharing program,
•potential goodwill impairment charges, future impairment charges and fluctuations in the fair values of reporting units or of assets in the event projected financial results are not achieved within expected time frames or if our strategic direction changes,
Data, Cybersecurity and Information Technology
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
•the length and severity of epidemics or pandemics, or other catastrophic events, and the related impact on customer behavior, store and online operations and supply chain functions, as well as our future consolidated financial position, results of operations and cash flows,
•the impact of the seasonal nature of our business and cyclical customer spending,
•the impact of economic and market conditions, including inflation and measures to control inflation, and resulting changes to customer purchasing behavior, unemployment and bankruptcy rates, and the resulting impact on consumer spending and credit patterns,
•the impact of economic, environmental or political conditions,
•the impact of changing consumer traffic patterns at shopping centers and malls,
•financial insecurity or potential insolvency experienced by our vendors, suppliers, developers, landlords, competitors or customers,
•weather conditions, natural disasters, climate change, national security concerns, global conflicts, civil unrest, other market and supply chain disruptions, the effects of tariffs, or the prospects of such events, and the resulting impact any of these events may have on consumer spending patterns or information technology systems and communications,
Legal and Regulatory
•our, and the third parties’ we do business with, compliance with applicable domestic and international laws, regulations and ethical standards, minimum wage, employment and tax, information security and privacy, consumer credit and environmental regulations and the outcome of any claims, litigation and regulatory investigations and resolution of such matters,
•the impact of changes in laws relating to consumer credit, the current regulatory environment, the financial system and tax reforms,
•the impact of accounting rule and regulation changes, or our interpretation of the changes, or changes in underlying assumptions, estimates or judgments,
•the outcome of events or occurrences related to the wind-down of business operations in Canada.
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
All references to “we,” “us,” “our,” or the “Company” mean Nordstrom, Inc. and its subsidiaries. On March 2, 2023, Nordstrom Canada commenced a wind-down of its business operations (see Note 1: Basis of Presentation in Item 1) and as of this date, Nordstrom Canada was deconsolidated from Nordstrom, Inc.’s financial statements. Nordstrom Canada results prior to March 2, 2023 are included in the Company’s Condensed Consolidated Financial Statements.

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
The content of any websites and materials named, hyperlinked or otherwise referenced in this Quarterly Report on Form 10-Q are not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to such websites and materials are intended to be inactive textual references only. The information on these websites is not part of this Quarterly Report on Form 10-Q.
DEFINITIONS OF COMMONLY USED TERMS

Term	Definition
2023 Annual Report	Annual Report on Form 10-K filed on March 19, 2024
Adjusted EPS	Adjusted earnings (loss) per diluted share (a non-GAAP financial measure)
Adjusted ROIC	Adjusted return on invested capital (a non-GAAP financial measure)
ASU	Accounting Standards Update
CCAA	Companies’ Creditors Arrangement Act
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

EBIT	Earnings (loss) before interest and income taxes
EBIT margin	Earnings (loss) before interest and income taxes as a percent of net sales
EBITDA	Earnings (loss) before interest, income taxes, depreciation and amortization
EBITDAR	Earnings (loss) before interest, income taxes, depreciation, amortization and rent, as defined by our Revolver covenant
EPS	Earnings (loss) per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
First quarter of 2024	13 fiscal weeks ending May 4, 2024
First quarter of 2023	13 fiscal weeks ending April 29, 2023
Fiscal year 2024	52 fiscal weeks ending February 1, 2025
Fiscal year 2023	53 fiscal weeks ending February 3, 2024
GAAP	U.S. generally accepted accounting principles
GMV	Gross merchandise value
Gross profit	Net sales less cost of sales and related buying and occupancy costs
Leverage Ratio	The sum of our funded debt and operating lease liabilities divided by the preceding twelve months of Adjusted EBITDAR as defined by our Revolver covenant

Term	Definition
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAV	Net asset value
Nordstrom	Nordstrom.com, Nordstrom U.S. stores and Nordstrom Local. Nordstrom also included Canada operations prior to March 2, 2023, inclusive of Nordstrom.ca, Nordstrom Canadian stores and Nordstrom Rack Canadian stores and ASOS | Nordstrom prior to December 2023.
Nordstrom Canada	Nordstrom Canada Retail, Inc., Nordstrom Canada Holdings, LLC and Nordstrom Canada Holdings II, LLC
Nordstrom Local	Nordstrom Local service hubs, which offer order pickups, returns, alterations and other services
Nordstrom Rack	NordstromRack.com, Nordstrom Rack U.S. stores and Last Chance clearance stores
The Nordy Club	Our customer loyalty program
NYSE	New York Stock Exchange
Operating Lease Cost	Fixed rent expense, including fixed common area maintenance expense, net of developer reimbursement amortization
Property incentives	Developer and vendor reimbursements
PSU	Performance share unit
Revolver	Senior revolving credit facility
Rights Plan	Our limited-duration Shareholder Rights Agreement adopted by the Board of Directors
ROU asset	Operating lease right-of-use asset
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative expenses
Supply Chain Network	Fulfillment centers that primarily process and ship orders to our customers, distribution centers that primarily process and ship merchandise to our stores and other facilities and omni-channel centers that both fulfill customer orders and ship merchandise to our stores
TD	Toronto-Dominion Bank, N.A.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended
	May 4, 2024	April 29, 2023
Net sales	$3,221	$3,064
Credit card revenues, net	114	117
Total revenues	3,335	3,181
Cost of sales and related buying and occupancy costs	(2,203)	(2,028)
Selling, general and administrative expenses	(1,153)	(1,103)
Canada wind-down costs	—	(309)
Loss before interest and income taxes	(21)	(259)
Interest expense, net	(27)	(28)
Loss before income taxes	(48)	(287)
Income tax benefit	9	82
Net loss	($39)	($205)

Loss per share:
Basic	($0.24)	($1.27)
Diluted	($0.24)	($1.27)

Weighted-average shares outstanding:
Basic	163.2	160.8
Diluted	163.2	160.8
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended
	May 4, 2024	April 29, 2023
Net loss	($39)	($205)
Foreign currency translation adjustment	—	(4)
Comprehensive net loss	($39)	($209)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	May 4, 2024	February 3, 2024	April 29, 2023
Assets
Current assets:
Cash and cash equivalents	$428	$628	$581
Accounts receivable, net	361	334	279
Merchandise inventories	2,095	1,888	2,237
Prepaid expenses and other current assets	334	286	414
Total current assets	3,218	3,136	3,511

Land, property and equipment (net of accumulated depreciation of $8,391, $8,251 and $8,133)	3,130	3,177	3,197
Operating lease right-of-use assets	1,373	1,359	1,393
Goodwill	249	249	249
Other assets	506	523	478
Total assets	$8,476	$8,444	$8,828

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,471	$1,236	$1,674
Accrued salaries, wages and related benefits	302	244	246
Current portion of operating lease liabilities	245	240	249
Other current liabilities	1,117	1,102	1,236
Current portion of long-term debt	—	250	249
Total current liabilities	3,135	3,072	3,654

Long-term debt, net	2,614	2,612	2,608
Noncurrent operating lease liabilities	1,379	1,377	1,406
Other liabilities	512	535	609

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 163.6, 162.4 and 161.4 shares issued and outstanding	3,437	3,418	3,372
Accumulated deficit	(2,609)	(2,578)	(2,824)
Accumulated other comprehensive gain	8	8	3
Total shareholders’ equity	836	848	551
Total liabilities and shareholders’ equity	$8,476	$8,444	$8,828
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended
	May 4, 2024	April 29, 2023
Common stock
Balance, beginning of period	$3,418	$3,353
Issuance of common stock under stock compensation plans	7	11
Stock-based compensation	12	8
Balance, end of period	$3,437	$3,372

Accumulated deficit
Balance, beginning of period	($2,578)	($2,588)
Cumulative effect of change in accounting principle, net of tax	39	—
Net loss	(39)	(205)
Dividends	(31)	(30)
Repurchase of common stock	—	(1)
Balance, end of period	($2,609)	($2,824)

Accumulated other comprehensive gain (loss)
Balance, beginning of period	$8	($26)
Accumulated translation loss reclassified to earnings	—	33
Other comprehensive loss	—	(4)
Balance, end of period	$8	$3

Total shareholders’ equity	$836	$551

Dividends per share	$0.19	$0.19
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Quarter Ended
	May 4, 2024	April 29, 2023
Operating Activities
Net loss	($39)	($205)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expenses	153	144
Canada wind-down costs	—	220
Right-of-use asset amortization	46	43
Deferred income taxes, net	(5)	(16)
Stock-based compensation expense	18	14
Other, net	(8)	(25)
Change in operating assets and liabilities:
Merchandise inventories	(147)	(296)
Other current and noncurrent assets	(55)	(112)
Accounts payable	165	301
Accrued salaries, wages and related benefits	57	(39)
Lease liabilities	(63)	(67)
Other current and noncurrent liabilities	17	54
Net cash provided by operating activities	139	16

Investing Activities
Capital expenditures	(91)	(106)
Decrease in cash and cash equivalents resulting from Canada deconsolidation	—	(33)
Proceeds from the sale of assets and other, net	9	16
Net cash used in investing activities	(82)	(123)

Financing Activities
Principal payments on long-term debt	(250)	—
Change in cash book overdrafts	23	29
Cash dividends paid	(31)	(30)
Proceeds from issuances under stock compensation plans	7	11
Other, net	(6)	(9)
Net cash (used in) provided by financing activities	(257)	1

Net decrease in cash and cash equivalents	(200)	(106)
Cash and cash equivalents at beginning of period	628	687
Cash and cash equivalents at end of period	$428	$581

Supplemental Cash Flow Information
Income taxes paid, net of refunds received	($3)	$2
Interest paid, net of capitalized interest	31	40
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
NOTE 1: BASIS OF PRESENTATION
The interim Condensed Consolidated Financial Statements have been prepared on a basis consistent in all material respects with the accounting policies described and applied in our 2023 Annual Report, except as described below, and reflect all adjustments of a normal recurring nature that are, in management’s opinion, necessary for the fair presentation of the results of operations, financial position and cash flows for the periods presented.
The Condensed Consolidated Financial Statements as of and for the periods ended May 4, 2024 and April 29, 2023 are unaudited. The Condensed Consolidated Balance Sheet as of February 3, 2024 has been derived from the audited Consolidated Financial Statements included in our 2023 Annual Report. The interim Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and related footnote disclosures contained in our 2023 Annual Report.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the balances of Nordstrom, Inc. and its subsidiaries. All intercompany transactions and balances are eliminated in consolidation.
On March 2, 2023, Nordstrom Canada commenced a wind-down of its business operations and as of this date, Nordstrom Canada was deconsolidated from Nordstrom, Inc.’s financial statements. Nordstrom Canada results prior to March 2, 2023 are included in the Company’s Condensed Consolidated Financial Statements for the period ended April 29, 2023.
Fiscal Year
We operate on a 52/53-week fiscal year ending on the Saturday closest to January 31st. References to 2024 and any other year included within this document are based on a 52-week fiscal year, except for fiscal year 2023 which is a 53-week fiscal year.
Seasonality
Our business, like that of other retailers, is subject to seasonal fluctuations and cyclical trends in consumer spending. Our sales are typically higher in our second quarter, which usually includes most of our Anniversary Sale, and in the fourth quarter due to the holidays. One week of our Anniversary Sale will shift from the third quarter in 2023 to the second quarter in 2024.
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
Change in Accounting Principle
Effective February 4, 2024, we changed our method of accounting for merchandise inventories from the retail inventory method to the weighted average cost method. Under this new method, we value our inventory at the lower of cost or net realizable value using the weighted average cost. We record reserves for excess and obsolete inventory based on specific identification of units with a current retail value below cost, plus an estimate of future markdowns below cost, which considers the age of inventory and historical trends.
We believe using the weighted average cost method is preferable to the retail inventory method and consistent with our overall strategy because it provides more precise data and enhances visibility into item-level profitability, which drives faster decisions and better outcomes. We determined that retrospective application for periods prior to fiscal year 2024 was impracticable due to lack of available information. We recorded the cumulative effect of this change in accounting principle as of February 4, 2024, resulting in a decrease to accumulated deficit of $39, net of tax of $14.

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
Canada Wind-down
On March 2, 2023, as part of our initiatives to drive long-term profitable growth and enhance shareholder value, and after careful consideration of all reasonably available options, we announced the decision to discontinue support for Nordstrom Canada’s operations. While Nordstrom continues to own 100% of the shares of Nordstrom Canada, as of March 2, 2023, we no longer have a controlling interest under GAAP and have deconsolidated Nordstrom Canada. We hold a variable interest in the Nordstrom Canada entities, which are considered variable interest entities, but are not consolidated, as we are no longer the primary beneficiary. In December 2023, Nordstrom Canada delivered a proposed plan of arrangement to its creditors, which was subsequently approved by creditors on March 1, 2024, sanctioned by the Ontario Superior Court of Justice on March 20, 2024 and implemented by Nordstrom Canada on April 25, 2024. For more information on the wind-down of our Canada operations, see our 2023 Annual Report.
Non-cash charges associated with the wind-down of operations in Canada are included in Canada wind-down costs on the Condensed Consolidated Statement of Cash Flows. The decrease in cash due to the deconsolidation of Nordstrom Canada is included in investing activities on the Condensed Consolidated Statement of Cash Flows and all other impacts are included in operating cash flows.
Prior to deconsolidation, Nordstrom made loans to the Canadian subsidiaries and incurred liabilities related to certain intercompany charges. These were considered intercompany transactions and were eliminated in consolidation of Nordstrom. Subsequent to deconsolidation, these liabilities and receivables were no longer eliminated through consolidation, are considered related-party transactions and are recorded in our Condensed Consolidated Balance Sheets at estimated fair value. Nordstrom had no outstanding liability to Nordstrom Canada as of May 4, 2024.
As of May 4, 2024, we recorded $74 within accounts receivable, net on the Condensed Consolidated Balance Sheet to reflect the amount we estimate we will receive as part of the plan of arrangement. This includes receipts related to the rights to the former landlords’ distributions, reimbursement of employee trust contributions and other receivables existing at the time of deconsolidation. Our expected distribution as part of the plan of arrangement is materially consistent with the recorded receivable. Subsequent to quarter end, we received a majority of this receivable from Nordstrom Canada.
Leases
We incurred operating lease liabilities arising from lease agreements of $72 for the quarters ended May 4, 2024 and April 29, 2023.
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
NOTE 2: REVENUE
Contract Liabilities
Contract liabilities represent our obligation to transfer goods or services to customers and include deferred revenue for The Nordy Club (including unused points and unredeemed Nordstrom Notes), gift cards and our TD program agreement. Our contract liabilities are classified on the Condensed Consolidated Balance Sheets as follows:

	Other current liabilities	Other liabilities
Balance as of January 28, 2023	$536	$136
Balance as of April 29, 2023	489	123

Balance as of February 3, 2024	508	85
Balance as of May 4, 2024	479	72
Revenues recognized from our beginning contract liability balance were $144 for the quarter ended May 4, 2024 and $137 for the quarter ended April 29, 2023.

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
Disaggregation of Revenue
The following table summarizes our disaggregated net sales:

	Quarter Ended
	May 4, 2024	April 29, 2023
Nordstrom	$2,040	$2,027
Nordstrom Rack	1,181	1,037
Total net sales	$3,221	$3,064

Digital sales as a % of total net sales	34%	36%
The following table summarizes the percent of net sales by merchandise category:

	Quarter Ended
	May 4, 2024	April 29, 2023
Women’s Apparel	30%	29%
Shoes	26%	26%
Men’s Apparel	14%	15%
Beauty	12%	12%
Accessories	11%	12%
Kids’ Apparel	4%	3%
Other	3%	3%
Total net sales	100%	100%
NOTE 3: DEBT AND CREDIT FACILITIES
Debt
During the first quarter of 2024, we retired our 2.30% senior notes due April 2024 using cash on hand.
Credit Facilities
As of May 4, 2024 and April 29, 2023 we had no outstanding borrowings under the Revolver that expires in May 2027. As of May 4, 2024, we have an outstanding standby letter of credit of $28 resulting in available short-term borrowing capacity of $772. This letter of credit is not reflected in our Condensed Consolidated Balance Sheets. Provided that we obtain written consent from the lenders, we have the option to increase the Revolver by up to $200, to a total of $1,000, and two options to extend the Revolver for additional one-year terms.
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
Under the Revolver, we have two financial covenant tests that need to be met on a quarterly basis: a Leverage Ratio that is less than or equal to 4 times and a fixed charge coverage ratio that is greater than or equal to 1.25 times. As of May 4, 2024, we were in compliance with all covenants.
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
Our $800 commercial paper program allows us to use the proceeds to fund operating cash requirements. Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. The issuance of commercial paper has the effect of reducing available liquidity under the Revolver by an amount equal to the principal amount of commercial paper outstanding. Conversely, borrowings under our Revolver have the effect of reducing the available capacity of our commercial paper program by an amount equal to the amount outstanding. As of May 4, 2024 and April 29, 2023, we had no issuances outstanding under our commercial paper program.

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
Long-term debt is recorded at carrying value. If long-term debt was measured at fair value, we would use quoted market prices of the same or similar issues, which is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	May 4, 2024	February 3, 2024	April 29, 2023
Carrying value of long-term debt	$2,614	$2,862	$2,857
Fair value of long-term debt	2,281	2,441	2,224
We measure certain items at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and ROU assets, in connection with periodic evaluations for potential impairment. There were no material impairment charges for these assets for the quarter ended May 4, 2024. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. In the first quarter of 2023, we measured our investment in Nordstrom Canada, our related-party receivables and related lease guarantees at fair value. See our 2023 Annual Report for more detailed information on charges associated with the wind-down of our Canada operations.
Investments Measured at NAV
From time to time, we invest in financial interests of private companies and venture capital funds that align with our business and omni-channel strategies, which are classified in other assets in the Condensed Consolidated Balance Sheets and proceeds from the sale of assets and other, net within investing activities on the Condensed Consolidated Statements of Cash Flows. These investments are measured at fair value using the NAV per share, or its equivalent, as a practical expedient. This class of investments consists of partnership interests that mainly invest in venture capital strategies with a focus on privately held consumer and technology companies. The NAV is based on the fair value of the underlying net assets owned by the fund and the relative interest of each participating investor in the fair value of the underlying assets. Our interest in these partnerships is generally not redeemable and is subject to significant restrictions regarding transfers. Distributions from each fund will be received as the underlying assets of the funds are liquidated. Liquidation is triggered by clauses within the partnership agreements or at the funds’ stated end date. The contractual terms of the partnership interests range from six to ten years.
As of May 4, 2024, February 3, 2024 and April 29, 2023, we held $39, $41 and $41 of investments measured at NAV.
NOTE 5: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended
	May 4, 2024	April 29, 2023
RSUs	$16	$10
Stock options	1	2
Other[1]	1	2
Total stock-based compensation expense, before income tax benefit	18	14
Income tax benefit	(5)	(4)
Total stock-based compensation expense, net of income tax benefit	$13	$10
1 Other stock-based compensation expense includes PSUs and ESPP.

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
The following table summarizes our grant allocations:

	Quarter Ended
	May 4, 2024		April 29, 2023
	Granted	Weighted-average grant-date fair value per unit	Granted	Weighted-average grant-date fair value per unit
RSUs	4.2	$15	2.1	$17
Stock options	—	—	1.2	$8
Under our deferred and stock-based compensation plan arrangements, we issued 1.3 shares of common stock during the first quarter of 2024 and 1.4 shares during the first quarter of 2023.
NOTE 6: SHAREHOLDERS’ EQUITY
We have certain limitations with respect to the payment of dividends and share repurchases under our Revolver agreement (see Note 3: Debt and Credit Facilities).
Share Repurchases
In May 2022, our Board of Directors authorized a program to repurchase up to $500 of our outstanding common stock, with no expiration date. We repurchased no shares of common stock in the quarter ended May 4, 2024, compared with 0.03 shares for $1 at an average purchase price per share of $19.41 during the quarter ended April 29, 2023, and had $438 remaining in share repurchase capacity as of May 4, 2024.
Dividends
In May 2024, subsequent to quarter end, we declared a quarterly dividend of $0.19 per share, which will be paid on June 19, 2024 to shareholders of record at the close of business on June 4, 2024.
NOTE 7: EARNINGS PER SHARE
The computation of EPS is as follows:

	Quarter Ended
	May 4, 2024	April 29, 2023
Net loss	($39)	($205)

Basic weighted-average shares outstanding	163.2	160.8
Dilutive shares	—	—
Diluted weighted-average shares outstanding	163.2	160.8

Basic EPS	($0.24)	($1.27)
Diluted EPS	($0.24)	($1.27)

Anti-dilutive shares	12.8	11.4
NOTE 8: SEGMENT REPORTING
The following table sets forth information for our reportable segment:

	Quarter Ended
	May 4, 2024	April 29, 2023
Retail segment EBIT	$48	$140
Corporate/Other EBIT	(69)	(399)
Interest expense, net	(27)	(28)
Loss before income taxes	($48)	($287)
For information about disaggregated revenues, see Note 2: Revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where otherwise noted)
The following MD&A provides a narrative of our financial performance and is intended to promote understanding of our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, Item 1. Financial Statements (Unaudited) and generally discusses the results of operations for the quarter ended May 4, 2024 compared with the quarter ended April 29, 2023. The following discussion and analysis contains forward-looking statements and should also be read in conjunction with cautionary statements and risks described elsewhere in this Form 10-Q before deciding to purchase, hold or sell shares of our common stock.

Overview	16
Results of Operations	17
Liquidity	22
Capital Resources	23
Critical Accounting Estimates	25
Recent Accounting Pronouncements	25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where otherwise noted)
OVERVIEW
First quarter results reflected progress on our 2024 key priorities of driving Nordstrom banner growth, operational optimization and building upon the momentum at the Rack. We saw strong sales growth, particularly in the Rack banner, which drove solid gross profit and leverage, but was more than offset by higher loyalty activity and reserves, as well as external theft and inventory cleanup in our supply chain as we consolidated facilities. As a result, we reported a net loss of $39, or $0.24 loss per diluted share.
Total Company net sales increased 5.1% versus the same period in fiscal 2023, and total Company comparable sales increased 3.8%. The wind-down of Canadian operations had a negative impact on total Company net sales of 75 basis points. In the first quarter, active, kids’ apparel and women’s apparel had strong double-digit growth versus 2023, and beauty increased by high single-digits.
We are committed to delivering profitable growth while improving the customer experience and are encouraged by the progress we made against our key priorities during the first quarter of 2024.
Nordstrom – We are committed to driving growth at the Nordstrom banner, with a focus on digital-led growth supported by stores, aiming to further enable our customers to shop when and where they want. In our digital business, Nordstrom.com, we implemented improvements around the search and discovery experience and worked to optimize the balance of price points across our merchandise selection while focusing on in-stock rates. During the first quarter of 2024, we launched our digital Marketplace. Marketplace allows customers to shop more products and sizes from their favorite brands while providing more access to new and emerging labels. As Marketplace scales, we’ll continue to grow our online assortment which will allow us to serve more customers on even more occasions through increasing our use of unowned inventory.
Operational Optimization – We are focused on optimizing our operations, including in supply chain, which drives improvements in customer experience through faster delivery and improves our cost position by maximizing our inventory value throughout its lifecycle. We continued to make progress against our supply chain initiatives during the first quarter of 2024, delivering a better experience to our customers through shortened delivery times, while also reducing variable fulfillment costs.
Nordstrom Rack – We were pleased with our efforts in driving topline Rack growth. First quarter Nordstrom Rack net sales increased by 13.8% versus the same period in fiscal 2023, and comparable sales increased 7.9%. We opened 6 new Rack stores in the first quarter of 2024 and additional stores subsequent to quarter end, which places us on track to open a total of 22 new Racks in 2024. Our strategy and focus on great brands at great prices continued to deliver results with increases in traffic, conversion and customers in the first quarter of 2024.
We continued to manage with leaner inventories, ending the quarter with a double-digit positive inventory spread and healthy inventory levels. As we look ahead to the second quarter, we are focused on providing an exceptional Anniversary Sale, led by the brands that matter most to our customers. Building upon the success of last year’s event, we are increasing the depth of offerings and grounding our assortment in highly coveted brands.
Despite continued macroeconomic uncertainty, we are encouraged that our focus and priorities are resonating with customers and driving topline strength. Our strong sales performance during the first quarter of 2024 gives us momentum heading into the rest of the year. We believe continued focus and execution on our key priorities will position us well to build capabilities to better serve our customers, drive profitable growth and increase shareholder value.

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
We monitor a number of key operating metrics to evaluate our performance. In addition to net sales, net earnings (loss) and other results under GAAP, three other key operating metrics we use are GMV, comparable sales and inventory turnover rate.
•GMV: calculated as the total dollar value of owned and unowned inventory sold through our digital platforms and stores, including the impact of estimated future customer returns and deferred revenue from Nordy Club points and Notes. We use GMV as an indicator of the scale and growth of our operations and the impact of our unowned inventory models.
•Comparable Sales: calculated as the total dollar value of owned and unowned inventory sold through our digital platforms and stores, net of actual returns. Store sales are added to the comparable sales base after they have been open for 13 full months or more, and removed in the month of their closure. Due to the 53rd week in 2023, we calculate our 2024 comparable sales using a realigned 2023 52-week period. We use comparable sales to evaluate the performance of our business without the impact of recently opened or closed stores.
•Inventory Turnover Rate: calculated as the trailing four-quarter merchandise cost of sales divided by the trailing 13-month average inventory. Inventory turnover rate is an indicator of our success in optimizing inventory volumes in accordance with customer demand. Merchandise inventories prior to February 4, 2024 were calculated under the retail inventory method. Effective February 4, 2024, we changed our accounting method to the weighted average cost method, and recorded the cumulative effect of this change in accounting principle in beginning accumulated deficit on our Condensed Consolidated Balance Sheet as of February 4, 2024 (see Note 1: Basis of Presentation in Item 1).
Net Sales
The following table summarizes net sales:

	Quarter Ended
	May 4, 2024	April 29, 2023
Net sales:
Nordstrom	$2,040	$2,027
Nordstrom Rack	1,181	1,037
Total net sales	$3,221	$3,064

Net sales increase (decrease):
Nordstrom	0.6%	(11.4%)
Nordstrom Rack	13.8%	(11.9%)
Total Company	5.1%	(11.6%)

Digital sales:
As a % of total net sales	34.3%	36.1%
Sales (decrease) increase	(0.2%)	17.4%

GMV increase (decrease):
Nordstrom	0.3%	(11.8%)
Total Company	4.9%	(11.9%)
Total Company net sales and GMV increased for the first quarter of 2024, compared with the same period in 2023. The wind-down of Canadian operations had a negative impact on total Company net sales of 75 basis points, as the first quarter of 2023 included one month of Canadian sales. Active, kids’ and women’s apparel and beauty had the strongest growth compared with the same period in 2023. Comparable sales increased 3.8%. Total Company digital sales decreased slightly for the first quarter of 2024, compared with the same period in 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where otherwise noted)
Nordstrom net sales and GMV increased for the first quarter of 2024, compared with the same period in 2023. The wind-down of Canadian operations had a negative impact on Nordstrom net sales of 110 basis points. Comparable sales increased 1.8%. For the first quarter of 2024, Nordstrom net sales reflected an increase in the average selling price per item sold, partially offset by a decrease in the number of items sold.
Nordstrom Rack net sales increased for the first quarter of 2024, compared with the same period in 2023, reflecting an increase in both the number of items sold and the average selling price per item sold. Comparable sales increased 7.9%.
Store Count

	Quarter Ended
	May 4, 2024	April 29, 2023
Nordstrom	93	94
Nordstrom Local service hubs	6	7
ASOS | Nordstrom	—	1
Nordstrom Rack	264	243
Last Chance clearance stores	2	2
Total	365	347
Credit Card Revenues, Net
Credit card revenues, net were $114 for the first quarter of 2024, compared with $117 for the same period in 2023. The decrease was due to higher credit losses, partially offset by increased finance charges from both higher interest rates and outstanding balances.
Fiscal Year 2024 Total Revenue Outlook
In fiscal 2024, we expect a total revenue range, including retail sales and credit card revenues, of 2.0% decline to 1.0% growth compared with the 53-week fiscal 2023, which includes an approximately 135 basis point unfavorable impact from the 53rd week.
Gross Profit
The following table summarizes gross profit:

	Quarter Ended
	May 4, 2024	April 29, 2023
Gross profit	$1,018	$1,036
Gross profit as a % of net sales	31.6%	33.8%
Inventory turnover rate	3.6	3.4
Gross profit decreased $18 and 225 basis points as a rate of net sales, compared with the same period in 2023. The strength in first quarter sales drove strong gross profit and leverage, which were more than offset primarily by timing matters related to both higher loyalty activity and reserves, as well as external theft in our transportation network and inventory cleanup in our supply chain as we consolidated facilities. Ending inventory decreased 6% compared with the same period in 2023, versus a 5% increase in net sales.
Selling, General and Administrative Expenses
SG&A is summarized in the following table:

	Quarter Ended
	May 4, 2024	April 29, 2023
SG&A	$1,153	$1,103
SG&A as a % of net sales	35.8%	36.0%
SG&A increased $50 during the first quarter of 2024, compared with the same period in 2023, due to higher labor costs associated with higher sales volume. SG&A rate decreased 20 basis points primarily due to leverage on higher sales and improvements in variable costs in our supply chain and across the business, partially offset by higher labor costs.
Canada Wind-down Costs
We recognized charges associated with the wind-down of Nordstrom Canada of $309 in the first quarter of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where otherwise noted)
Earnings (Loss) Before Interest and Income Taxes
EBIT is summarized in the following table:

	Quarter Ended
	May 4, 2024	April 29, 2023
EBIT	($21)	($259)
EBIT as a % of net sales	(0.6%)	(8.5%)
EBIT improved $238 and 780 basis points during the first quarter of 2024, compared with the same period in 2023. The increase was primarily due to $309 of expenses associated with the wind-down of Canadian operations in 2023 and higher sales volume in 2024, partially offset by timing matters related to both higher loyalty activity and reserves, as well as external theft in our transportation network and inventory cleanup in our supply chain as we consolidated facilities.
Interest Expense, Net
Interest expense, net is summarized in the following table:

	Quarter Ended
Fiscal year	May 4, 2024	April 29, 2023
Interest on long-term debt and short-term borrowings	$37	$37
Interest income	(8)	(7)
Capitalized interest	(2)	(2)
Interest expense, net	$27	$28
Interest expense, net decreased for the first quarter of 2024, compared with the same period in 2023, due to an increase in interest income.
Income Tax Expense
Income tax benefit is summarized in the following table:

	Quarter Ended
	May 4, 2024	April 29, 2023
Income tax benefit	($9)	($82)
Effective tax rate	17.5%	28.6%
The effective tax rate decreased in the first quarter of 2024, compared with the same period in 2023, primarily due to nonrecurring tax benefits related to the wind-down of Canadian operations in the first quarter of 2023. Excluding the impacts of the wind-down, the tax rate decreased due to the impact of unfavorable stock-based compensation on loss before income taxes in the first quarter of 2024, compared with earnings before income taxes in the first quarter of 2023.
Earnings Per Share
EPS is as follows:

	Quarter Ended
	May 4, 2024	April 29, 2023
Basic	($0.24)	($1.27)
Diluted	($0.24)	($1.27)
EPS improved $1.03 for the first quarter of 2024, compared with the same period in 2023, primarily due to charges related to the wind-down of Canadian operations that had a net unfavorable impact of $1.34 per diluted share in the first quarter of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where otherwise noted)
Adjusted EBIT, Adjusted EBITDA, Adjusted EBIT Margin and Adjusted EPS (Non-GAAP Financial Measures)
The following are key financial metrics and, when used in conjunction with GAAP measures, we believe they provide useful information for evaluating our core business performance, enable comparison of financial results across periods and allow for greater transparency with respect to key metrics used by management for financial and operational decision-making. Adjusted EBIT, Adjusted EBITDA, Adjusted EBIT margin and Adjusted EPS exclude certain items that we do not consider representative of our core operating performance. The financial measure calculated under GAAP which is most directly comparable to Adjusted EBIT and Adjusted EBITDA is net loss. The financial measure calculated under GAAP which is most directly comparable to Adjusted EBIT margin is net earnings as a percent of net sales. The financial measure calculated under GAAP which is most directly comparable to Adjusted EPS is diluted EPS.
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
The following is a reconciliation of net loss to Adjusted EBIT and Adjusted EBITDA and net earnings as a percent of net sales to Adjusted EBIT margin:

	Quarter Ended
	May 4, 2024	April 29, 2023
Net loss	($39)	($205)
Income tax benefit	(9)	(82)
Interest expense, net	27	28
Loss before interest and income taxes	(21)	(259)
Canada wind-down costs	—	309
Adjusted EBIT	(21)	50
Depreciation and amortization expenses	153	144
Amortization of developer reimbursements	(15)	(17)
Adjusted EBITDA	$117	$177

Net sales	$3,221	$3,064
Net loss as a % of net sales	(1.2%)	(6.7%)
EBIT margin %	(0.6%)	(8.5%)
Adjusted EBIT margin %	(0.6%)	1.6%
The following is a reconciliation of diluted EPS to Adjusted EPS:

	Quarter Ended
	May 4, 2024	April 29, 2023
Diluted EPS	($0.24)	($1.27)
Canada wind-down costs	—	1.92
Income tax impact on adjustments[1]	—	(0.58)
Adjusted EPS	($0.24)	$0.07
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

	Four Quarters Ended
	May 4, 2024	April 29, 2023
Net earnings	$299	$20
Income tax expense (benefit)	86	(8)
Interest expense	138	138
Earnings before interest and income tax expense	523	150

Operating lease interest[1]	87	85
Non-operating related adjustments[2]	7	387
Adjusted net operating profit	617	622
Adjusted estimated income tax expense[3]	(151)	(164)
Adjusted net operating profit after tax	$466	$458

Average total assets	$8,712	$9,061
Average noncurrent deferred property incentives in excess of ROU assets[4]	(147)	(188)
Average non-interest bearing current liabilities	(2,986)	(3,203)
Non-operating related adjustments[5]	98	122
Adjusted average invested capital	$5,677	$5,792

Return on assets	3.4%	0.2%
Adjusted ROIC	8.2%	7.9%
1 Operating lease interest is a component of operating lease cost recorded in occupancy costs. We add back operating lease interest for purposes of calculating adjusted net operating profit for consistency with the treatment of interest expense on our debt.
2 Non-operating related adjustments primarily included a supply chain asset impairment and related charge for the four quarters ended May 4, 2024, as well as the wind-down of our Canadian operations for the four quarters ended May 4, 2024 and April 29, 2023. See the Adjusted EBIT and Adjusted EBITDA section, as well as our 2023 Annual Report, for detailed information on certain non-operating related adjustments.
3 Adjusted estimated income tax expense is calculated by multiplying the adjusted net operating profit by the adjusted effective tax rate (which removes the impact of non-operating related adjustments) for the trailing twelve-month periods ended May 4, 2024 and April 29, 2023. The adjusted effective tax rate is calculated by dividing adjusted income tax expense by adjusted earnings before income taxes for the same trailing twelve-month periods.
4 For leases with property incentives that exceed the ROU assets, we reclassify the amount from assets to other current liabilities and other liabilities on the Condensed Consolidated Balance Sheets. The current and noncurrent amounts are used to reduce average total assets above, as this better reflects how we manage our business.
5 Non-operating related adjustments primarily relate to the wind-down of our Canadian operations for the trailing twelve-month periods ended May 4, 2024 and April 29, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where otherwise noted)
LIQUIDITY
We strive to maintain a level of liquidity sufficient to allow us to cover our seasonal cash needs and appropriate levels of short-term borrowing capacity. In the short term, our ongoing working capital and capital expenditure requirements, and any dividend payments or share repurchases, are generally funded through cash flows generated from operations. In addition, we have access to the commercial paper market and can draw on our Revolver for working capital, capital expenditures and general corporate purposes. Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial position, manage refinancing risk and allow flexibility for strategic initiatives. We regularly assess our debt and leverage levels, capital expenditure requirements, debt service payments, dividend payouts, share repurchases and other future investments.
We ended the first quarter of 2024 with $428 in cash and cash equivalents and $772 of additional liquidity available on our Revolver. Cash and cash equivalents as of May 4, 2024 decreased $153 from $581 as of April 29, 2023, driven primarily by payments for capital expenditures and principal payments on long-term debt, partially offset by cash flows from earnings.
During the first quarter of 2024, we retired our 2.30% senior notes that were due April 2024 using cash on hand. We believe that our cash flows from operations are sufficient to meet our cash requirements for the next 12 months and beyond. Our cash requirements are subject to change as business conditions warrant and opportunities arise, and we may elect to raise additional funds in the future through the issuance of either debt or equity.
The following is a summary of our cash flows by activity:

	Quarter Ended
	May 4, 2024	April 29, 2023
Net cash provided by operating activities	$139	$16
Net cash used in investing activities	(82)	(123)
Net cash (used in) provided by financing activities	(257)	1
Operating Activities
Net cash provided by operating activities increased $123 for the quarter ended May 4, 2024, compared with the same period in 2023, primarily due to the timing of payroll and tax benefits in 2023 associated with the Canada wind-down, partially offset by the settlement of an outstanding liability to Nordstrom Canada in 2024.
Investing Activities
Net cash used in investing activities decreased $41 for the quarter ended May 4, 2024, compared with the same period in 2023, primarily due the decrease in cash and cash equivalents resulting from the deconsolidation of Canada in 2023 (see Note 1: Basis of Presentation in Item 1).
Capital Expenditures
Our capital expenditures, net are summarized as follows:

	Quarter Ended
	May 4, 2024	April 29, 2023
Capital expenditures	$91	$106
Deferred property incentives[1]	(3)	(4)
Capital expenditures, net	$88	$102

Capital expenditures as a % of net sales	2.8%	3.4%
1 Deferred property incentives are included in our cash provided by operations in our Condensed Consolidated Statements of Cash Flows in Item 1. We operationally view the property incentives we receive from our developers and vendors as an offset to our capital expenditures.
Financing Activities
Net cash for financing activities decreased $258 for the quarter ended May 4, 2024, compared with the same period in 2023, primarily due to the retirement of our 2.30% senior notes due April 2024 using cash on hand (see Note 3: Debt and Credit Facilities in Item 1).
Share Repurchases
We had no share repurchases in the quarter ended May 4, 2024, compared with repurchases of $1 for the quarter ended April 29, 2023.
Dividends
We paid dividends of $31 and $30 for the quarters ended May 4, 2024 and April 29, 2023, or $0.19 per share for each year-to-date period.

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

	Quarter Ended
	May 4, 2024	April 29, 2023
Net cash provided by operating activities	$139	$16
Capital expenditures	(91)	(106)
Change in cash book overdrafts	23	29
Free Cash Flow	$71	($61)
CAPITAL RESOURCES
Borrowing Capacity and Activity
As of May 4, 2024, we had no outstanding borrowings under the Revolver and a $28 outstanding standby letter of credit resulting in available short-term borrowing capacity of $772. As of May 4, 2024, we had no issuances outstanding under our commercial paper program. For more information about our credit facilities, see Note 3: Debt and Credit Facilities in Item 1.
Impact of Credit Ratings and Revolver Covenants
Changes in our credit ratings may impact our costs to borrow and whether our personal property secures our Revolver.
For our Revolver, the interest rate applicable to any borrowings we may enter into depends upon the type of borrowing incurred plus an applicable margin, which is determined based on our credit ratings. At the time of this report, our credit ratings and outlook were as follows:

	Credit Ratings	Outlook
Moody’s	Ba2	Stable
S&P Global Ratings	BB+	Negative
Fitch Ratings	BB	Stable
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
As of May 4, 2024, we were in compliance with all covenants. We have certain limitations with respect to the payment of dividends and share repurchases under our Revolver agreement. For more information about our Revolver covenants, see Note 3: Debt and Credit Facilities in Item 1.

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

May 4, 2024
Debt	$2,614
Operating lease liabilities	1,624
Adjusted debt	$4,238

Four Quarters Ended May 4, 2024
Net earnings	$299
Income tax expense	86
Interest expense, net	104
Earnings before interest and income taxes	489

Depreciation and amortization expenses	594
Operating Lease Cost	282
Amortization of developer reimbursements[1]	67
Other Revolver covenant adjustments[2]	41
Adjusted EBITDAR	$1,473

Debt to Net Earnings	8.7
Adjusted debt to EBITDAR	2.9
1 Amortization of developer reimbursements is a non-cash reduction of Operating Lease Cost and is therefore added back to Operating Lease Cost for purposes of our Revolver covenant calculation.
2 Other adjusting items to reconcile net earnings to Adjusted EBITDAR as defined by our Revolver covenant include interest income, certain non-cash charges and other gains and losses where relevant. For the four quarters ended May 4, 2024, other Revolver covenant adjustments primarily included interest income and a supply chain asset impairment and related charge, partially offset by Canada wind-down adjustments. See our 2023 Annual Report for detailed information on certain non-operating related adjustments.

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
We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe that the estimates, assumptions and judgments involved in the accounting policies referred to in our 2023 Annual Report have the greatest potential effect on our financial statements, so we consider those to be our critical accounting policies and estimates. Our management has discussed the development and selection of these critical accounting estimates with the Audit & Finance Committee of our Board of Directors. There have been no material changes to our significant accounting policies or critical accounting estimates as described in our 2023 Annual Report, except as noted below.
Merchandise Inventories
Merchandise inventories are stated at the lower of cost or net realizable value using the weighted average cost method. Under this method, the weighted average purchase price is calculated and applied to owned inventory units. We record reserves for excess and obsolete inventory based on specific identification of units with a current retail value below cost, plus an estimate of future markdowns below cost, which considers the age of inventory and historical trends.
We take physical inventory counts at our stores and Supply Chain Network locations and adjust for differences between recorded and counted amounts. Following each physical inventory cycle and using the most recent physical inventory count and historical results, we record an estimate for shrink as a percentage of weighted average cost until the next physical inventory count.
RECENT ACCOUNTING PRONOUNCEMENTS
In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires new disclosures regarding information about a registrant’s climate-related risks that have materially impacted, or are reasonably likely to have a material impact on, its business strategy, results of operations or financial condition. In addition, certain disclosures related to severe weather events and other natural conditions will also be required in a registrant’s audited financial statements. In April 2024, the SEC voluntarily stayed the final rules as a result of pending legal challenges. Annual disclosure requirements will be effective for us in the fourth quarter of 2025, pending resolution of the stay. We are evaluating the impact of this final rule on our disclosures.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We discussed our interest rate risk and foreign currency exchange risk in our 2023 Annual Report. There have been no material changes to these risks since that time.

Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
For the purposes of the Exchange Act, our Chief Executive Officer, Erik B. Nordstrom, serves as our principal executive officer and our Chief Financial Officer, Catherine R. Smith, is our principal financial officer and principal accounting officer.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Effective beginning the first quarter of 2024, we changed our method of accounting for merchandise inventories from the retail inventory method to the weighted average cost method and modified our related internal controls.
There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On March 2, 2023, Nordstrom Canada commenced a wind-down of its business operations pursuant to a CCAA proceeding overseen by the Ontario Superior Court of Justice. See Note 1: Basis of Presentation in Part I for more information.
As of the date of this report, we do not believe any other currently identified claim, proceeding or litigation, either alone or in the aggregate, will have a material impact on our results of operations, financial position or cash flows. Since these matters are subject to inherent uncertainties, our view of them may change in the future.
Item 1A. Risk Factors.
We discussed our risk factors in Part I, “Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K filed with the SEC on March 19, 2024. The following is an update to our risk factors as previously disclosed:
The Board’s consideration of potential avenues to enhance shareholder value, including the disclosure of a possible “going private” transaction being explored by our Chief Executive Officer and our President and Chief Brand Officer, could adversely affect our business, financial condition and results of operations, as well as our stock price.
In April 2024, we announced that our Board of Directors had established a special committee of independent and disinterested directors (the “Special Committee”) in response to interest expressed by Erik B. Nordstrom, our Chief Executive Officer, and Peter E. Nordstrom, our President and Chief Brand Officer, in pursuing a potential transaction in which Nordstrom would become a private company (a “possible going private transaction”) in conjunction with the Board’s exploration of possible avenues to enhance shareholder value. We do not intend to disclose further developments regarding this matter unless and until further disclosure is determined to be necessary or appropriate.
There can be no assurance that we will pursue a possible going private transaction or any other particular transaction or other strategic outcome, or that a possible going private transaction or any other proposed transaction will be approved or consummated. The Special Committee may suspend or terminate its consideration of a possible going private transaction at any time, and Erik and Peter Nordstrom (or any parties who may be possible financing sources for a possible going private transaction) may suspend or terminate their exploration of a possible going private transaction at any time. A possible going private transaction or other transaction is also dependent upon a number of factors that may be beyond our control including, among other factors, market conditions, industry trends, regulatory developments and litigation.
Speculation regarding any developments and perceived uncertainties related to our future could impact our ability to retain, attract or strengthen our relationships with key personnel, current and potential customers, suppliers and partners, which may cause them to terminate, or not to renew or enter into, arrangements with us, and could lead to fluctuations in our stock price. We may incur significant expenses related to a possible going private transaction or other transaction, and exploration of a possible going private transaction or other transaction has diverted and is likely to continue to divert management’s time and attention.
Any of these factors could disrupt or adversely affect our business, financial condition and results of operations, as well as the market price of our common stock. To the extent the exploration of a possible going private transaction or another transaction adversely affects our business, financial condition and results of operations, as well as the market price of our common stock, it may also have the effect of heightening many of the other risks previously described.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) SHARE REPURCHASES
(Dollar and share amounts in millions, except per share amounts)
We repurchased no shares of common stock during the first quarter of 2024 and we had $438 remaining in share repurchase capacity as of May 4, 2024. See Note 6: Shareholders’ Equity in Item 1 for more information about our May 2022 share repurchase program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
(a) The information required under this item is incorporated herein by reference or filed or furnished as part of this report at:

Page
Nordstrom, Inc. and Subsidiaries Exhibit Index	29
All other exhibits are omitted because they are not applicable, not required or because the information required has been given as part of this report.

Nordstrom, Inc. and Subsidiaries
Exhibit Index

Incorporated by Reference
Exhibit			Form	Exhibit	Filing Date

18.1	†	Preferability Letter of Independent Registered Public Accounting Firm

99.1		Nondisclosure Confidentiality Agreement, dated as of April 17, 2024	8-K	99.2	April 18, 2024

31.1	†	Certification of Chief Executive Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	†	Inline XBRL Instance Document

101.SCH	†	Inline XBRL Taxonomy Extension Schema Document

101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	†	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	†	Cover Page Interactive Data File (Inline XBRL)

† Filed herewith electronically
‡ Furnished herewith electronically

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Catherine R. Smith
Catherine R. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	June 7, 2024