Form 10-Q
period 2024-08-03
NORDSTROM INC
filed 2024-09-05
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2024
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
Yes ☐ No ☑
Common stock outstanding as of August 30, 2024: 164,210,989 shares

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
◦winning at our market strategy by providing a differentiated and seamless experience, which consists of the integration of our digital and physical assets, development of new supply chain capabilities and timely delivery of products,
◦broadening the reach of Nordstrom Rack, including delivering great brands at great prices and leveraging our digital and physical assets,
◦enhancing our platforms and processes to deliver core capabilities to drive customer, employee and partner experiences both digitally and in stores,
•our ability to effectively manage our merchandise strategy, including our ability to offer compelling assortments and optimize our inventory to ensure we have the right product mix and quantity in each of our channels and locations, allowing us to get closer to our customers,
•our ability to effectively allocate and scale our marketing strategies and resources, as well as realize the expected benefits of Nordstrom Media Network, The Nordy Club, advertising and promotional campaigns,
•our ability to respond to the evolving retail environment, including new fashion trends, environmental considerations and our customers’ changing expectations of service and experience in stores and online, and our development and outcome of new market strategies and customer offerings,
•our ability to mitigate the effects of any disruptions in the global supply chain, including factory closures, transportation challenges or stoppages of certain imports, and rising prices of raw materials and freight expenses,
•our ability to control costs through effective inventory management and supply chain processes and systems,
•the potential impacts of the Board of Director’s consideration of potential avenues to enhance shareholder value, including the disclosure of a possible “going private” transaction being explored by our Chief Executive Officer and our President and Chief Brand Officer, on our business, financial condition and results of operations, as well as our stock price,
•our ability to acquire, develop and retain qualified and diverse talent by providing appropriate training, compelling work environments and competitive compensation and benefits, especially in areas with increased market compensation, all in the context of any labor shortage and competition for talent,
•our ability to realize expected benefits, anticipate and respond to potential risks and appropriately manage costs associated with our credit card revenue sharing program,
•potential goodwill impairment charges, future impairment charges and fluctuations in the fair values of reporting units or of assets in the event projected financial results are not achieved within expected time frames or if our strategic direction changes,
Data, Cybersecurity and Information Technology
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
•efficient and proper allocation of our capital resources,
•our ability to properly balance our investments in technology, Supply Chain Network facilities and existing and new store locations, including the expansion of our market strategy,
•our ability to maintain or expand our presence, including timely completion of construction associated with Supply Chain Network facilities and new, relocated and remodeled stores, as well as any potential store closures, all of which may be impacted by third parties, consumer demand and other natural or man-made disruptions, and government responses to any such disruptions,
•market fluctuations, increases in operating costs, exit costs and overall liabilities and losses associated with owning and leasing real estate,
•compliance with debt and operating covenants, availability and cost of credit, changes in our credit ratings and changes in interest rates,
•the actual timing, price, manner and amounts of future share repurchases, dividend payments or share issuances, if any, subject to the discretion of our Board of Directors, contractual commitments, market and economic conditions and applicable SEC rules,
Economic and External
•the length and severity of epidemics or pandemics, or other catastrophic events, and the related impact on customer behavior, store and online operations and supply chain functions, as well as our future consolidated financial position, results of operations and cash flows,
•the impact of the seasonal nature of our business and cyclical customer spending,
•the impact of economic and market conditions, including inflation and measures to control inflation, and resulting changes to customer purchasing behavior, unemployment and bankruptcy rates, and the resulting impact on consumer spending and credit patterns,
•the impact of economic, environmental or political conditions,
•the impact of changing consumer traffic patterns at shopping centers and malls,
•financial insecurity or potential insolvency experienced by our vendors, suppliers, developers, landlords, competitors or customers,
•weather conditions, natural disasters, climate change, national security concerns, global conflicts, civil unrest, other market and supply chain disruptions, the effects of tariffs, or the prospects of such events, and the resulting impact any of these events may have on business operations, consumer spending patterns or information technology systems and communications,
Legal and Regulatory
•our, and the third parties’ we do business with, compliance with applicable domestic and international laws, regulations and ethical standards, minimum wage, employment and tax, information security and privacy, consumer credit and environmental regulations and the outcome of any claims, litigation and regulatory investigations and resolution of such matters,
•the impact of changes in laws relating to consumer credit, the current regulatory environment, the financial system and tax reforms,
•the impact of accounting rule and regulation changes, or our interpretation of the changes, or changes in underlying assumptions, estimates or judgments.
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

EBIT	Earnings (loss) before interest and income taxes
EBIT margin	Earnings (loss) before interest and income taxes as a percent of net sales
EBITDA	Earnings (loss) before interest, income taxes, depreciation and amortization
EBITDAR	Earnings (loss) before interest, income taxes, depreciation, amortization and rent, as defined by our Revolver covenant
EPS	Earnings (loss) per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Second quarter of 2024	13 fiscal weeks ending August 3, 2024
Second quarter of 2023	13 fiscal weeks ending July 29, 2023
Fiscal year 2024	52 fiscal weeks ending February 1, 2025
Fiscal year 2023	53 fiscal weeks ending February 3, 2024
GAAP	U.S. generally accepted accounting principles
GMV	Gross merchandise value
Gross profit	Net sales less cost of sales and related buying and occupancy costs
Leverage Ratio	The sum of our funded debt and operating lease liabilities divided by the preceding twelve months of Adjusted EBITDAR as defined by our Revolver covenant

Term	Definition
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAV	Net asset value
Nordstrom	Nordstrom.com, Nordstrom U.S. stores and Nordstrom Local. Nordstrom also included Canada operations prior to March 2, 2023, inclusive of Nordstrom.ca, Nordstrom Canadian stores and Nordstrom Rack Canadian stores and ASOS | Nordstrom prior to December 2023.
Nordstrom Canada	Nordstrom Canada Retail, Inc., Nordstrom Canada Holdings, LLC and Nordstrom Canada Holdings II, LLC
Nordstrom Local	Nordstrom Local service hubs, which offer order pickups, returns, alterations and other services
Nordstrom Rack	NordstromRack.com, Nordstrom Rack U.S. stores and Last Chance clearance stores
The Nordy Club	Our customer loyalty program
NYSE	New York Stock Exchange
Operating Lease Cost	Fixed rent expense, including fixed common area maintenance expense, net of developer reimbursement amortization
Property incentives	Developer and vendor reimbursements
PSU	Performance share unit
Revolver	Senior revolving credit facility
Rights Plan	Our limited-duration Shareholder Rights Agreement adopted by the Board of Directors
ROU asset	Operating lease right-of-use asset
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative expenses
Supply Chain Network	Fulfillment centers that primarily process and ship orders to our customers, distribution centers that primarily process and ship merchandise to our stores and other facilities and omni-channel centers that both fulfill customer orders and ship merchandise to our stores
TD	Toronto-Dominion Bank, N.A.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net sales	$3,785	$3,662	$7,006	$6,726
Credit card revenues, net	109	110	223	227
Total revenues	3,894	3,772	7,229	6,953
Cost of sales and related buying and occupancy costs	(2,401)	(2,380)	(4,604)	(4,407)
Selling, general and administrative expenses	(1,303)	(1,200)	(2,456)	(2,304)
Canada wind-down costs	—	—	—	(309)
Earnings (loss) before interest and income taxes	190	192	169	(67)
Interest expense, net	(26)	(26)	(53)	(54)
Earnings (loss) before income taxes	164	166	116	(121)
Income tax (expense) benefit	(42)	(29)	(33)	54
Net earnings (loss)	$122	$137	$83	($67)

Earnings (loss) per share:
Basic	$0.74	$0.85	$0.50	($0.42)
Diluted	$0.72	$0.84	$0.49	($0.42)

Weighted-average shares outstanding:
Basic	164.1	161.7	163.6	161.3
Diluted	168.8	163.2	167.3	161.3
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net earnings (loss)	$122	$137	$83	($67)
Foreign currency translation adjustment	—	—	—	(4)
Comprehensive net earnings (loss)	$122	$137	$83	($71)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	August 3, 2024	February 3, 2024	July 29, 2023
Assets
Current assets:
Cash and cash equivalents	$679	$628	$885
Accounts receivable, net	277	334	246
Merchandise inventories	2,144	1,888	1,979
Prepaid expenses and other current assets	348	286	400
Total current assets	3,448	3,136	3,510

Land, property and equipment (net of accumulated depreciation of $8,507, $8,251 and $8,254)	3,063	3,177	3,181
Operating lease right-of-use assets	1,353	1,359	1,381
Goodwill	249	249	249
Other assets	530	523	480
Total assets	$8,643	$8,444	$8,801

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,533	$1,236	$1,434
Accrued salaries, wages and related benefits	289	244	375
Current portion of operating lease liabilities	247	240	224
Other current liabilities	1,149	1,102	1,264
Current portion of long-term debt	—	250	249
Total current liabilities	3,218	3,072	3,546

Long-term debt, net	2,615	2,612	2,609
Noncurrent operating lease liabilities	1,370	1,377	1,392
Other liabilities	492	535	580

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 164.2, 162.4 and 161.7 shares issued and outstanding	3,458	3,418	3,388
Accumulated deficit	(2,518)	(2,578)	(2,717)
Accumulated other comprehensive gain	8	8	3
Total shareholders’ equity	948	848	674
Total liabilities and shareholders’ equity	$8,643	$8,444	$8,801
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Common stock
Balance, beginning of period	$3,437	$3,372	$3,418	$3,353
Issuance of common stock under stock compensation plans	2	2	9	13
Stock-based compensation	19	14	31	22
Balance, end of period	$3,458	$3,388	$3,458	$3,388

Accumulated deficit
Balance, beginning of period	($2,609)	($2,824)	($2,578)	($2,588)
Cumulative effect of change in accounting principle, net of tax	—	—	39	—
Net earnings (loss)	122	137	83	(67)
Dividends	(31)	(30)	(62)	(61)
Repurchase of common stock	—	—	—	(1)
Balance, end of period	($2,518)	($2,717)	($2,518)	($2,717)

Accumulated other comprehensive gain (loss)
Balance, beginning of period	$8	$3	$8	($26)
Accumulated translation loss reclassified to earnings	—	—	—	33
Other comprehensive loss	—	—	—	(4)
Balance, end of period	$8	$3	$8	$3

Total shareholders’ equity	$948	$674	$948	$674

Dividends per share	$0.19	$0.19	$0.38	$0.38
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Six Months Ended
	August 3, 2024	July 29, 2023
Operating Activities
Net earnings (loss)	$83	($67)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expenses	305	285
Canada wind-down costs	—	220
Asset impairment	51	—
Right-of-use asset amortization	92	86
Deferred income taxes, net	(27)	(17)
Stock-based compensation expense	41	28
Other, net	(12)	(47)
Change in operating assets and liabilities:
Merchandise inventories	(157)	(78)
Other current and noncurrent assets	9	(81)
Accounts payable	172	99
Accrued salaries, wages and related benefits	45	89
Lease liabilities	(130)	(134)
Other current and noncurrent liabilities	56	82
Net cash provided by operating activities	528	465

Investing Activities
Capital expenditures	(204)	(225)
Decrease in cash and cash equivalents resulting from Canada deconsolidation	—	(33)
Proceeds from the sale of assets and other, net	10	29
Net cash used in investing activities	(194)	(229)

Financing Activities
Principal payments on long-term debt	(250)	—
Change in cash book overdrafts	30	18
Cash dividends paid	(62)	(61)
Payments for repurchase of common stock	—	(1)
Proceeds from issuances under stock compensation plans	9	13
Other, net	(10)	(7)
Net cash used in financing activities	(283)	(38)

Net increase in cash and cash equivalents	51	198
Cash and cash equivalents at beginning of period	628	687
Cash and cash equivalents at end of period	$679	$885

Supplemental Cash Flow Information
Income taxes paid, net of refunds received	$41	$12
Interest paid, net of capitalized interest	69	68
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
The Condensed Consolidated Financial Statements as of and for the periods ended August 3, 2024 and July 29, 2023 are unaudited. The Condensed Consolidated Balance Sheet as of February 3, 2024 has been derived from the audited Consolidated Financial Statements included in our 2023 Annual Report. The interim Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and related footnote disclosures contained in our 2023 Annual Report.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the balances of Nordstrom, Inc. and its subsidiaries. All intercompany transactions and balances are eliminated in consolidation.
On March 2, 2023, Nordstrom Canada commenced a wind-down of its business operations and as of this date, Nordstrom Canada was deconsolidated from Nordstrom, Inc.’s financial statements. Nordstrom Canada results prior to March 2, 2023 are included in the Company’s Condensed Consolidated Financial Statements for the period ended July 29, 2023.
Fiscal Year
We operate on a 52/53-week fiscal year ending on the Saturday closest to January 31st. References to 2024 and any other year included within this document are based on a 52-week fiscal year, except for 2023 which is a 53-week fiscal year.
Seasonality
Our business, like that of other retailers, is subject to seasonal fluctuations and cyclical trends in consumer spending. Our sales are typically higher in our second quarter, which usually includes most of our Anniversary Sale, and in the fourth quarter due to the holidays. One week of our Anniversary Sale shifted to the second quarter in 2024 from the third quarter in 2023.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires that we make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities during the reporting period. Uncertainties regarding such estimates and assumptions are inherent in the preparation of financial statements. Actual results may differ from these estimates and assumptions. Our most significant accounting judgments and estimates include revenue recognition, inventory valuation, long-lived asset recoverability, income taxes and contingent liabilities.
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

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
Canada Wind-down
On March 2, 2023, as part of our initiatives to drive long-term profitable growth and enhance shareholder value, and after careful consideration of all reasonably available options, we announced the decision to discontinue support for Nordstrom Canada’s operations. While Nordstrom continues to own 100% of the shares of Nordstrom Canada, as of March 2, 2023, we no longer have a controlling interest under GAAP and have deconsolidated Nordstrom Canada. We hold a variable interest in the Nordstrom Canada entities, which are considered variable interest entities, but are not consolidated, as we are no longer the primary beneficiary. In December 2023, Nordstrom Canada delivered a proposed plan of arrangement to its creditors, which was subsequently approved by creditors on March 1, 2024, sanctioned by the Ontario Superior Court of Justice on March 20, 2024 and implemented by Nordstrom Canada on April 25, 2024. Initial distributions pursuant to the plan of arrangement occurred in May 2024. As of August 3, 2024, we recorded $8 within accounts receivable, net on the Condensed Consolidated Balance Sheet to reflect the remaining amount we estimate we will receive as part of the plan of arrangement. For more information on the wind-down of our Canada operations, see our 2023 Annual Report.
Non-cash charges associated with the wind-down of operations in Canada in 2023 are included in Canada wind-down costs on the Condensed Consolidated Statement of Cash Flows. The decrease in cash due to the deconsolidation of Nordstrom Canada is included in investing activities on the Condensed Consolidated Statement of Cash Flows and all other impacts are included in operating cash flows.
Prior to deconsolidation, Nordstrom made loans to the Canadian subsidiaries and incurred liabilities related to certain intercompany charges. These were considered intercompany transactions and were eliminated in consolidation of Nordstrom. Subsequent to deconsolidation, these liabilities and receivables were no longer eliminated through consolidation, are considered related-party transactions and are recorded in our Condensed Consolidated Balance Sheets at estimated fair value. Nordstrom had no outstanding liability to Nordstrom Canada as of August 3, 2024.
Leases
We incurred operating lease liabilities arising from lease agreements of $132 for the six months ended August 3, 2024 and $121 for the six months ended July 29, 2023.
Supply Chain Asset Impairment
During the second quarter of 2024, we decommissioned certain supply chain assets and incurred a non-cash impairment charge of $51 as a result of a change in our supply chain optimization strategy. This included $27 on long-lived tangible assets and $24 on ROU assets to adjust the carrying values to their estimated fair values. These charges are included in our Corporate/Other SG&A expense on the Condensed Consolidated Statement of Earnings and asset impairment on the Condensed Consolidated Statement of Cash Flows.
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
Subsequent Events
In April 2024, we announced that our Board of Directors had established a special committee of independent and disinterested directors (the “Special Committee”) in response to interest expressed by Erik B. Nordstrom, our Chief Executive Officer, and Peter E. Nordstrom, our President and Chief Brand Officer, in pursuing a potential transaction in which Nordstrom would become a private company in conjunction with the Board’s exploration of possible avenues to enhance shareholder value. On September 4, 2024, the Special Committee confirmed receipt of a proposal from Erik and Pete Nordstrom, other members of the Nordstrom family, and El Puerto de Liverpool, S.A.B. de C.V. (collectively, the “Bid Group”) to acquire all of the outstanding shares of the Company, other than shares held by members of the Bid Group, for $23 per share in cash.
The Special Committee and the other independent directors will carefully review the proposal in consultation with independent financial and legal advisors to determine the course of action that is in the best interests of Nordstrom and all shareholders. There can be no assurance that the Company will pursue this transaction or other strategic outcome, or that a proposed transaction will be approved or consummated. We do not intend to disclose further developments regarding this matter unless and until further disclosure is determined to be appropriate or necessary.

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
In September 2024, we entered into a Second Amendment to the Shareholder Rights Agreement, which provides that the Bid Group shall be an Exempt Person under the Shareholder Rights Agreement until the earlier of (i) April 17, 2025 and (ii) the date that the Bid Group increases its aggregate beneficial ownership of shares of the Company’s common stock to an amount greater than its beneficial ownership on the date of the Amendment plus 0.1% of the then-outstanding shares of common stock (subject to specified exclusions). For more information on the Shareholders Rights Agreement, see our 2023 Annual Report.
NOTE 2: REVENUE
Contract Liabilities
Contract liabilities represent our obligation to transfer goods or services to customers and include deferred revenue for The Nordy Club (including unused points and unredeemed Nordstrom Notes), gift cards and our TD program agreement. Our contract liabilities are classified on the Condensed Consolidated Balance Sheets as follows:

	Other current liabilities	Other liabilities
Balance as of January 28, 2023	$536	$136
Balance as of April 29, 2023	489	123
Balance as of July 29, 2023	464	111

Balance as of February 3, 2024	508	85
Balance as of May 4, 2024	479	72
Balance as of August 3, 2024	442	60
Revenues recognized from our beginning contract liability balance were $139 and $225 for the quarter and six months ended August 3, 2024 and $131 and $218 for the quarter and six months ended July 29, 2023.
Disaggregation of Revenue
The following table summarizes our disaggregated net sales:

	Quarter Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Nordstrom	$2,514	$2,491	$4,554	$4,518
Nordstrom Rack	1,271	1,171	2,452	2,208
Total net sales	$3,785	$3,662	$7,006	$6,726

Digital sales as a % of total net sales	37%	36%	35%	36%
The following table summarizes the percent of net sales by merchandise category:

	Quarter Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Women’s Apparel	29%	28%	30%	28%
Shoes	25%	26%	26%	26%
Men’s Apparel	15%	15%	14%	15%
Beauty	12%	12%	12%	12%
Accessories	12%	12%	11%	12%
Kids’ Apparel	4%	4%	4%	4%
Other	3%	3%	3%	3%
Total net sales	100%	100%	100%	100%

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
NOTE 3: DEBT AND CREDIT FACILITIES
Debt
During the first quarter of 2024, we retired our 2.30% senior notes due in April 2024 using cash on hand.
Credit Facilities
As of August 3, 2024 and July 29, 2023 we had no outstanding borrowings under the Revolver that expires in May 2027. As of August 3, 2024, we have an outstanding standby letter of credit of $29 resulting in available short-term borrowing capacity of $771. This letter of credit is not reflected in our Condensed Consolidated Balance Sheets. Provided that we obtain written consent from the lenders, we have the option to increase the Revolver by up to $200, to a total of $1,000, and two options to extend the Revolver for additional one-year terms.
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
Under the Revolver, we have two financial covenant tests that need to be met on a quarterly basis: a Leverage Ratio that is less than or equal to 4 times and a fixed charge coverage ratio that is greater than or equal to 1.25 times. As of August 3, 2024, we were in compliance with all covenants.
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
Our $800 commercial paper program allows us to use the proceeds to fund operating cash requirements. Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. The issuance of commercial paper has the effect of reducing available liquidity under the Revolver by an amount equal to the principal amount of commercial paper outstanding. Conversely, borrowings under our Revolver have the effect of reducing the available capacity of our commercial paper program by an amount equal to the amount outstanding. As of August 3, 2024 and July 29, 2023, we had no issuances outstanding under our commercial paper program.

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
Long-term debt is recorded at carrying value. If long-term debt was measured at fair value, we would use quoted market prices of the same or similar issues, which is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	August 3, 2024	February 3, 2024	July 29, 2023
Carrying value of long-term debt	$2,615	$2,862	$2,858
Fair value of long-term debt	2,344	2,441	2,324
We measure certain items at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and ROU assets, in connection with periodic evaluations for potential impairment. For more information regarding long-lived tangible asset impairment charges for the six months ended August 3, 2024, see Note 1: Basis of Presentation. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. In the first quarter of 2023, we measured our investment in Nordstrom Canada, our related-party receivables and related lease guarantees at fair value. See our 2023 Annual Report for more detailed information on charges associated with the wind-down of our Canada operations.
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
As of August 3, 2024, February 3, 2024 and July 29, 2023, we held $38, $41 and $41 of investments measured at NAV.
NOTE 5: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
RSUs	$18	$10	$34	$20
Stock options	—	3	1	4
Other[1]	5	2	6	4
Total stock-based compensation expense, before income tax benefit	23	15	41	28
Income tax benefit	(6)	(4)	(11)	(7)
Total stock-based compensation expense, net of income tax benefit	$17	$11	$30	$21
1 Other stock-based compensation expense includes PSUs, nonemployee director stock awards and ESPP.

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
The following table summarizes our grant allocations:

	Six Months Ended
	August 3, 2024		July 29, 2023
	Granted	Weighted-average grant-date fair value per unit	Granted	Weighted-average grant-date fair value per unit
RSUs	4.3	$15	2.8	$17
Stock options	—	—	1.2	$8
Under our stock-based compensation plan arrangements, we issued 0.6 and 1.8 shares of common stock during the quarter and six months ended August 3, 2024 and 0.3 and 1.7 shares during the quarter and six months ended July 29, 2023.
NOTE 6: SHAREHOLDERS’ EQUITY
We have certain limitations with respect to the payment of dividends and share repurchases under our Revolver agreement (see Note 3: Debt and Credit Facilities).
Share Repurchases
In May 2022, our Board of Directors authorized a program to repurchase up to $500 of our outstanding common stock, with no expiration date. We repurchased no shares of common stock during the six months ended August 3, 2024, compared with 0.03 shares for $1 at an average purchase price per share of $19.41 during the six months ended July 29, 2023, and had $438 remaining in share repurchase capacity as of August 3, 2024.
Dividends
In August 2024, subsequent to quarter end, we declared a quarterly dividend of $0.19 per share, which will be paid on September 18, 2024 to shareholders of record at the close of business on September 3, 2024.
NOTE 7: EARNINGS PER SHARE
The computation of EPS is as follows:

	Quarter Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net earnings (loss)	$122	$137	$83	($67)

Basic weighted-average shares outstanding	164.1	161.7	163.6	161.3
Dilutive shares	4.7	1.5	3.7	—
Diluted weighted-average shares outstanding	168.8	163.2	167.3	161.3

Basic EPS	$0.74	$0.85	$0.50	($0.42)
Diluted EPS	$0.72	$0.84	$0.49	($0.42)

Anti-dilutive shares	4.7	8.1	4.9	10.5
NOTE 8: SEGMENT REPORTING
The following table sets forth information for our reportable segment:

	Quarter Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Retail segment EBIT	$306	$246	$354	$386
Corporate/Other EBIT	(116)	(54)	(185)	(453)
Interest expense, net	(26)	(26)	(53)	(54)
Earnings (loss) before income taxes	$164	$166	$116	($121)
For information about disaggregated revenues, see Note 2: Revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where otherwise noted)
The following MD&A provides a narrative of our financial performance and is intended to promote understanding of our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, Item 1. Financial Statements (Unaudited) and generally discusses the results of operations for the quarter and six months ended August 3, 2024 compared with the quarter and six months ended July 29, 2023. The following discussion and analysis contains forward-looking statements and should also be read in conjunction with cautionary statements and risks described elsewhere in this Form 10-Q before deciding to purchase, hold or sell shares of our common stock.

Overview	17
Results of Operations	18
Liquidity	24
Capital Resources	25
Critical Accounting Estimates	27
Recent Accounting Pronouncements	27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where otherwise noted)
OVERVIEW
Second quarter results reflected progress on our 2024 key priorities of driving Nordstrom banner growth, optimizing our operations and building upon the momentum at the Rack. We reported net earnings of $122, or 3.2% of net sales, $0.72 per diluted share and EBIT of $190, or 5.0% of net sales. Adjusted EBIT1 was $244, or 6.4% of net sales, and Adjusted EPS1 was $0.96, which exclude charges primarily related to a supply chain asset impairment.
Total Company net sales increased 3.4% versus the same period in fiscal 2023, and total Company comparable sales increased 1.9%. The timing shift of the Anniversary Sale, with one day falling in the third quarter this year versus eight days last year, benefited net sales by approximately 100 basis points. In the second quarter, active, women’s apparel, beauty and kids were our top performing categories.
Our Anniversary Sale is a unique event that rewards and engages our customers with new products from the best brands at reduced prices for a limited time. We had another successful Anniversary Sale this year, led by newness and fall fashion from the brands that matter most to our customers. We had great participation in the Anniversary Sale, especially by our most loyal customers, with 75% of our Icon and Ambassador Nordy Club members shopping the sale.
We are committed to delivering profitable growth while improving the customer experience and are encouraged by the progress we made against our key priorities during the second quarter of 2024.
Nordstrom – We are committed to driving growth at the Nordstrom banner, with a focus on digital-led growth supported by stores, aiming to further enable our customers to shop when and where they want. In the second quarter, solid sales growth at Nordstrom.com was driven by an increase in our assortment across a balance of price points, improvements to search and discovery, as well as high in-stock rates of our fastest-turning items. In our Nordstrom stores, we continued our efforts to provide a more consistent offering of the brands that matter most to our customers across our entire store fleet. This includes ensuring that we have the newness, relevance, and depth of merchandise that our customers value, including our Nordstrom private brands which were relaunched earlier this year.
Operational Optimization – We are focused on optimizing our operations, including in our supply chain, to drive improvements in customer experience. We continued to make progress against our supply chain initiatives during the second quarter of 2024, delivering a better experience to our customers through a consistent flow of fresh merchandise, including during our Anniversary Sale. We have also made progress on implementing RFID technology across our locations, which provides us with new insights to improve product flow and reduce shrink, while enhancing the customer experience through improved inventory accuracy.
Nordstrom Rack – Second quarter Nordstrom Rack net sales increased 8.8% versus the same period in fiscal 2023, and comparable sales increased 4.1%. We continued to expand our reach and convenience for customers by opening 5 new Rack stores in the second quarter of 2024 bringing our year to date total to 11 new Rack stores. We believe that Rack stores are a great use of capital, delivering a solid return on investment, while attracting new customers.
Our strategy and focus on the brands that matter most continued to resonate with customers and deliver results, driving topline strength and margin expansion in the second quarter. We believe continued focus and execution on our key priorities will help us navigate through the near-term uncertain external environment and position us well to build capabilities to better serve our customers, drive profitable growth and increase shareholder value.
1 Adjusted EBIT and adjusted EPS are non-GAAP financial measures. Refer to the “Adjusted EBIT, Adjusted EBITDA, Adjusted EBIT Margin and Adjusted EPS” sections of MD&A below for additional information as well as reconciliations between the Company’s GAAP and non-GAAP financial results.

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
Our Anniversary Sale, historically the largest event of the year, typically falls in the second quarter. One week of our Anniversary Sale shifted to the second quarter in 2024 from the third quarter in 2023.
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
•Comparable Sales: calculated as the total dollar value of owned and unowned inventory sold through our digital platforms and stores, which are added to the comparable sales base after they have been open for 13 full months or more, and removed in the month of their closure. Comparable sales are net of actual returns. Due to the 53rd week in 2023, we calculate our 2024 comparable sales growth using a realigned 2023 52-week period. We use comparable sales to evaluate the performance of our business without the impact of recently opened or closed stores.
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
Net Sales
The following table summarizes net sales:

	Quarter Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net sales:
Nordstrom	$2,514	$2,491	$4,554	$4,518
Nordstrom Rack	1,271	1,171	2,452	2,208
Total net sales	$3,785	$3,662	$7,006	$6,726

Net sales increase (decrease):
Nordstrom	0.9%	(10.1%)	0.8%	(10.7%)
Nordstrom Rack	8.8%	(4.1%)	11.1%	(7.9%)
Total Company	3.4%	(8.3%)	4.2%	(9.8%)

Digital sales:
As a % of total net sales	37%	36%	35%	36%
Sales increase (decrease)	6.2%	(12.9%)	3.3%	(15.0%)

GMV increase (decrease):
Nordstrom	1.1%	(10.4%)	0.7%	(11.0%)
Total Company	3.5%	(8.5%)	4.2%	(10.1%)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where otherwise noted)
Total Company net sales and GMV increased for the second quarter and six months ended August 3, 2024, compared with the same periods in 2023. The timing shift of the Anniversary Sale had a positive impact of approximately 100 and 50 basis points for the second quarter and six months ended August 3, 2024, compared with the same periods of 2023. For the six months ended August 3, 2024, this was partially offset by the wind-down of Canadian operations which had a negative impact on total Company net sales of 35 basis points, as the first quarter of 2023 included one month of Canadian sales. For the second quarter and six months ended August 3, 2024, active, women’s apparel, beauty and kids’ had the strongest growth compared with the same periods in 2023. Total Company digital sales increased for the second quarter and six months ended August 3, 2024, compared with the same periods in 2023. The timing shift of the Anniversary Sale had a positive impact on total Company digital sales of approximately 100 basis points for the second quarter and six months ended August 3, 2024, compared with the same periods in 2023. For the second quarter and six months ended August 3, 2024, comparable sales increased 1.9% and 2.8%.
Nordstrom net sales and GMV increased for the second quarter and six months ended August 3, 2024, compared with the same periods in 2023. The timing shift of the Anniversary Sale had a positive impact of approximately 200 and 100 basis points for the second quarter and six months ended August 3, 2024, compared with the same periods of 2023. For the six months ended August 3, 2024, this was partially offset by the wind-down of Canadian operations which had a negative impact on net sales of 50 basis points. For the second quarter of 2024, Nordstrom net sales reflected an increase in the average selling price per item sold, while the number of items sold remained flat. For the six months ended August 3, 2024, Nordstrom net sales reflected an increase in the average selling price per item sold, partially offset by a decrease in the number of items sold. For the second quarter and six months ended August 3, 2024, comparable sales increased 0.9% and 1.3%.
Nordstrom Rack net sales increased for the second quarter and six months ended August 3, 2024, compared with the same periods in 2023. For the second quarter of 2024, Nordstrom Rack net sales reflected an increase in both the number of items sold and the average selling price per item sold. For the six months ended August 3, 2024, Nordstrom Rack net sales reflected an increase in the number of items sold, partially offset by a decrease in the average selling price per item sold. For the second quarter and six months ended August 3, 2024, comparable sales increased 4.1% and 5.9%.
Store Count

	August 3, 2024	July 29, 2023
Nordstrom	93	94
Nordstrom Local service hubs	6	7
ASOS | Nordstrom	—	1
Nordstrom Rack	269	247
Last Chance clearance stores	2	2
Total	370	351
Credit Card Revenues, Net
Credit card revenues, net decreased $1 and $4 for the second quarter and six months ended August 3, 2024, compared with the same periods in 2023, primarily due to higher credit losses, partially offset by increased finance charges from higher outstanding balances and rates.
Fiscal Year 2024 Total Revenue Outlook
In fiscal 2024, we expect a total revenue range, including retail sales and credit card revenues, of 1.0% decline to 1.0% growth compared with the 53-week fiscal 2023, which includes an approximately 135 basis point unfavorable impact from the 53rd week.
Gross Profit
The following table summarizes gross profit:

	Quarter Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Gross profit	$1,384	$1,282	$2,402	$2,319
Gross profit as a % of net sales	36.6%	35.0%	34.3%	34.5%

			August 3, 2024	July 29, 2023
Inventory turnover rate			3.7	3.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where otherwise noted)
Gross profit increased $102 and 155 basis points as a percent of net sales for the second quarter of 2024, compared with the same period in 2023, primarily due to strong regular price sales, leverage on higher total sales and slight improvements in shrink. For the six months ended August 3, 2024, gross profit increased $83 primarily due to higher sales volume. For the six months ended August 3, 2024, gross profit as a percent of net sales decreased 20 basis points, compared with the same period in 2023, primarily related to higher loyalty activity, partially offset by leverage on higher sales volume.
Ending inventory as of August 3, 2024 increased 8.3%, compared with the same period in 2023, versus a 3.4% increase in sales for the second quarter of 2024.
Selling, General and Administrative Expenses
SG&A is summarized in the following table:

	Quarter Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
SG&A	$1,303	$1,200	$2,456	$2,304
SG&A as a % of net sales	34.4%	32.8%	35.0%	34.3%
SG&A increased $103 for the second quarter compared with the same period in 2023, due to a charge primarily related to a supply chain asset impairment, higher variable costs associated with higher sales volume and a 2023 gain on the sale of a real estate asset. SG&A increased $152 for the six months ended August 3, 2024, primarily due to higher variable costs associated with higher sales volume, a charge primarily related to a supply chain asset impairment and a 2023 gain on the sale of a real estate asset.
SG&A as a percent of net sales increased 160 and 80 basis points for the second quarter of 2024 and six months ended August 3, 2024, compared with the same periods in 2023, due to a charge primarily related to supply chain asset impairment and a 2023 gain on the sale of a real estate asset, partially offset by leverage on higher sales.
Canada Wind-down Costs
We recognized charges associated with the wind-down of Nordstrom Canada of $309 in the six months ended July 29, 2023.
Earnings Before Interest and Income Taxes
EBIT is summarized in the following table:

	Quarter Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
EBIT	$190	$192	$169	($67)
EBIT margin	5.0%	5.3%	2.4%	(1.0%)
EBIT decreased $2 for the second quarter of 2024, compared with the same period in 2023, due to a charge primarily related to a supply chain asset impairment in 2024 and a gain on the sale of a real estate asset in 2023, partially offset by higher sales volume. EBIT margin decreased 25 basis points for the second quarter of 2024, primarily driven by a supply chain asset impairment charge and a 2023 gain on the sale of a real estate asset, partially offset by leverage on higher sales.
EBIT increased $236 and 340 basis points as a percent of net sales for the six months ended August 3, 2024, compared with the same period in 2023, primarily due to $309 of expenses in 2023 associated with the wind-down of Canadian operations, partially offset by a charge primarily related to a supply chain asset impairment and a 2023 gain on the sale of a real estate asset.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where otherwise noted)
Interest Expense, Net
Interest expense, net is summarized in the following table:

	Quarter Ended		Six Months Ended
Fiscal year	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Interest on long-term debt and short-term borrowings	$35	$37	$72	$74
Interest income	(7)	(8)	(15)	(15)
Capitalized interest	(2)	(3)	(4)	(5)
Interest expense, net	$26	$26	$53	$54
Interest expense, net was flat for the second quarter of 2024 and decreased $1 for the six months ended August 3, 2024, compared with the same periods in 2023, primarily due to the retirement of our 2.30% senior notes in April 2024, partially offset by a decrease in capitalized interest.
Income Tax Expense
Income tax expense (benefit) is summarized in the following table:

	Quarter Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Income tax expense (benefit)	$42	$29	$33	($54)
Effective tax rate	25.7%	17.2%	29.1%	44.3%
The effective tax rate increased in the second quarter of 2024, compared with the same period in 2023, primarily due to the favorable resolution of certain tax matters in the second quarter of 2023. The effective tax rate decreased for the six months ended August 3, 2024, compared with the same period in 2023, primarily due to the favorable resolution of certain tax matters and net tax benefits of $93 related to the wind-down of Canadian operations recorded in the first half of 2023.
Earnings Per Share
EPS is as follows:

	Quarter Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Basic	$0.74	$0.85	$0.50	($0.42)
Diluted	$0.72	$0.84	$0.49	($0.42)
Diluted EPS decreased $0.12 for the second quarter of 2024, compared with the same period in 2023, due to a charge primarily related to a supply chain asset impairment that had a net unfavorable impact of $0.24 per diluted share in the second quarter of 2024, partially offset by higher sales volume. For the six months ended August 3, 2024, diluted EPS increased $0.91 compared with the same period in 2023, primarily due to charges related to the wind-down of Canadian operations that had a net unfavorable impact of $1.33 per diluted share in the six months ended July 29, 2023.

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
The following is a reconciliation of net earnings (loss) to Adjusted EBIT and Adjusted EBITDA and net earnings as a percent of net sales to Adjusted EBIT margin:

	Quarter Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net earnings (loss)	$122	$137	$83	($67)
Income tax expense (benefit)	42	29	33	(54)
Interest expense, net	26	26	53	54
Earnings (loss) before interest and income taxes	190	192	169	(67)
Supply chain asset impairment and other	54	—	54	—
Canada wind-down costs	—	—	—	309
Adjusted EBIT	244	192	223	242
Depreciation and amortization expenses	150	141	302	285
Amortization of developer reimbursements	(15)	(17)	(29)	(35)
Adjusted EBITDA	$379	$316	$496	$492

Net sales	$3,785	$3,662	$7,006	$6,726
Net earnings (loss) as a % of net sales	3.2%	3.8%	1.2%	(1.0%)
EBIT margin	5.0%	5.3%	2.4%	(1.0%)
Adjusted EBIT margin	6.4%	5.3%	3.2%	3.6%
The following is a reconciliation of diluted EPS to Adjusted EPS:

	Quarter Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Diluted EPS	$0.72	$0.84	$0.49	($0.42)
Supply chain asset impairment and other	0.32	—	0.32	—
Canada wind-down costs	—	—	—	1.91
Income tax impact on adjustments[1]	(0.08)	—	(0.08)	(0.58)
Adjusted EPS	$0.96	$0.84	$0.73	$0.91
1 The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate for the respective non-GAAP adjustment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where otherwise noted)
Adjusted ROIC (Non-GAAP financial measure)
We believe that Adjusted ROIC is a useful financial measure for investors in evaluating the efficiency and effectiveness of the capital we have invested in our business to generate returns over time. Our Adjusted ROIC calculation excludes certain items that we do not consider representative of our core operating performance.
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

	Four Quarters Ended
	August 3, 2024	July 29, 2023
Net earnings	$284	$32
Income tax expense (benefit)	100	(22)
Interest expense	137	137
Earnings before interest and income tax expense	521	147

Operating lease interest[1]	88	85
Non-operating related adjustments[2]	60	380
Adjusted net operating profit	669	612
Adjusted estimated income tax expense[3]	(186)	(141)
Adjusted net operating profit after tax	$483	$471

Average total assets	$8,675	$8,986
Average noncurrent deferred property incentives in excess of ROU assets[4]	(137)	(177)
Average non-interest bearing current liabilities	(2,949)	(3,149)
Non-operating related adjustments[2]	143	184
Adjusted average invested capital	$5,732	$5,844

Return on assets	3.3%	0.4%
Adjusted ROIC	8.4%	8.1%
1 Operating lease interest is a component of operating lease cost recorded in occupancy costs. We add back operating lease interest for purposes of calculating adjusted net operating profit for consistency with the treatment of interest expense on our debt.
2 Non-operating related adjustments primarily included supply chain impairment charges and the wind-down of our Canadian operations. See the Adjusted EBIT and Adjusted EBITDA section, as well as our 2023 Annual Report, for detailed information on certain non-operating related adjustments.
3 Adjusted estimated income tax expense is calculated by multiplying the adjusted net operating profit by the adjusted effective tax rate (which removes the impact of non-operating related adjustments) for the trailing twelve-month periods ended August 3, 2024 and July 29, 2023. The adjusted effective tax rate is calculated by dividing adjusted income tax expense by adjusted earnings before income taxes for the same trailing twelve-month periods.
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
We ended the second quarter of 2024 with $679 in cash and cash equivalents and $771 of additional liquidity available on our Revolver. Cash and cash equivalents as of August 3, 2024 decreased $206 from $885 as of July 29, 2023, driven primarily by payments for capital expenditures and principal payments on long-term debt, partially offset by net earnings.
During the first quarter of 2024, we retired our 2.30% senior notes that were due in April 2024 using cash on hand. We believe that our cash flows from operations are sufficient to meet our cash requirements for the next 12 months and beyond. Our cash requirements are subject to change as business conditions warrant and opportunities arise, and we may elect to raise additional funds in the future through the issuance of either debt or equity.
The following is a summary of our cash flows by activity:

	Six Months Ended
	August 3, 2024	July 29, 2023
Net cash provided by operating activities	$528	$465
Net cash used in investing activities	(194)	(229)
Net cash used in financing activities	(283)	(38)
Operating Activities
Net cash provided by operating activities increased $63 for the six months ended August 3, 2024, compared with the same period in 2023, primarily due to timing of purchases and payments for merchandise inventories and cash flows from earnings, partially offset by changes in compensation.
Investing Activities
Net cash used in investing activities decreased $35 for the six months ended August 3, 2024, compared with the same period in 2023, primarily due to the decrease in cash and cash equivalents resulting from the deconsolidation of Canada in 2023 (see Note 1: Basis of Presentation in Item 1).
Capital Expenditures
Our capital expenditures, net are summarized as follows:

	Six Months Ended
	August 3, 2024	July 29, 2023
Capital expenditures	$204	$225
Deferred property incentives[1]	(6)	(15)
Capital expenditures, net	$198	$210

Capital expenditures as a % of net sales	2.9%	3.3%
1 Deferred property incentives are included in our cash provided by operations in our Condensed Consolidated Statements of Cash Flows in Item 1. We operationally view the property incentives we receive from our developers and vendors as an offset to our capital expenditures.
Financing Activities
Net cash used in financing activities increased $245 for the six months ended August 3, 2024, compared with the same period in 2023, primarily due to the retirement of our 2.30% senior notes due April 2024 using cash on hand (see Note 3: Debt and Credit Facilities in Item 1).
Dividends
We paid dividends of $62 and $61 for the six months ended August 3, 2024 and July 29, 2023, or $0.38 per share for each year-to-date period.

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

	Six Months Ended
	August 3, 2024	July 29, 2023
Net cash provided by operating activities	$528	$465
Capital expenditures	(204)	(225)
Change in cash book overdrafts	30	18
Free Cash Flow	$354	$258
CAPITAL RESOURCES
Borrowing Capacity and Activity
As of August 3, 2024, we had no outstanding borrowings under the Revolver and a $29 outstanding standby letter of credit resulting in available short-term borrowing capacity of $771. As of August 3, 2024, we had no issuances outstanding under our commercial paper program. For more information about our credit facilities, see Note 3: Debt and Credit Facilities in Item 1.
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
As of August 3, 2024, we were in compliance with all covenants. We have certain limitations with respect to the payment of dividends and share repurchases under our Revolver agreement. For more information about our Revolver covenants, see Note 3: Debt and Credit Facilities in Item 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where otherwise noted)
Adjusted Debt to EBITDAR (Non-GAAP Financial Measure)
Adjusted debt to EBITDAR is one of our key financial metrics and we believe that our debt levels are best analyzed using this measure, as it provides a reflection of our creditworthiness, which could impact our credit ratings and borrowing costs. This metric is calculated in accordance with our Revolver covenant and is a key component in assessing whether our revolving credit facility is secured or unsecured, as well as our ability to make dividend payments and share repurchases. For more information regarding our Revolver, see Note 3: Debt and Credit Facilities in Item 1.
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

August 3, 2024
Debt	$2,615
Operating lease liabilities	1,617
Adjusted debt	$4,232

Four Quarters Ended August 3, 2024
Net earnings	$284
Income tax expense	100
Interest expense, net	103
Earnings before interest and income taxes	487

Depreciation and amortization expenses	604
Operating Lease Cost	286
Amortization of developer reimbursements[1]	63
Other Revolver covenant adjustments[2]	97
Adjusted EBITDAR	$1,537

Debt to Net Earnings	9.2
Adjusted debt to EBITDAR	2.8
1 Amortization of developer reimbursements is a non-cash reduction of Operating Lease Cost and is therefore added back to Operating Lease Cost for purposes of our Revolver covenant calculation.
2 Other adjusting items to reconcile net earnings to Adjusted EBITDAR as defined by our Revolver covenant include interest income, certain non-cash charges and other gains and losses where relevant. For the four quarters ended August 3, 2024, other Revolver covenant adjustments primarily included supply chain impairment charges and interest income, partially offset by Canada wind-down adjustments. See the Adjusted EBIT and Adjusted EBITDA section, as well as our 2023 Annual Report, for detailed information on certain non-operating related adjustments.

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
The Board’s consideration of potential avenues to enhance shareholder value, including the disclosure of a possible “going private” transaction proposed by our Chief Executive Officer and our President and Chief Brand Officer and the other members of their group could adversely affect our business, financial condition and results of operations, as well as our stock price.
In April 2024, we announced that our Board of Directors had established a special committee of independent and disinterested directors (the “Special Committee”) in response to interest expressed by Erik B. Nordstrom, our Chief Executive Officer, and Peter E. Nordstrom, our President and Chief Brand Officer, in pursuing a potential transaction in which Nordstrom would become a private company (a “possible going private transaction”) in conjunction with the Board’s exploration of possible avenues to enhance shareholder value. On September 4, 2024, the Special Committee confirmed receipt of a proposal from Erik and Pete Nordstrom, other members of the Nordstrom family, and El Puerto de Liverpool, S.A.B. de C.V. (collectively, the “Bid Group”) to acquire all of the outstanding shares of the Company, other than shares held by members of the Nordstrom family and Liverpool, for $23 per share in cash. We do not intend to disclose further developments regarding this matter unless and until further disclosure is determined to be necessary or appropriate.

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
We have regularly reported in our annual proxy statements the holdings of members of the Nordstrom family, including Anne E. Gittinger, the Estate of Bruce A. Nordstrom and certain members of the Nordstrom family within our Executive Team. As of March 19, 2024, these individuals beneficially owned an aggregate of approximately 30% of our common stock. In addition, on September 3, 2024, these individuals formed a group with the other members of the Bid Group in connection with the possible going-private transaction. The Bid Group has reported that they beneficially own an aggregate of approximately 43% of our common stock.
As a result, either individually or acting together, these persons may be able to exercise considerable influence over matters requiring shareholder approval, including the election of directors or other matters impacting our management or corporate governance. In addition, as reported in our periodic filings, our Board of Directors has from time to time authorized share repurchases. While these repurchases may be partially offset by share issuances under our equity incentive plans and as consideration for acquisitions, the repurchases may nevertheless have the effect of increasing the overall percentage interest held by these shareholders.
Our Board of Directors adopted a limited-duration shareholder rights agreement. The Rights Plan would cause substantial dilution to the ownership of any person or group that acquires 10% or more of the outstanding shares of our common stock, subject to certain exceptions in the plan (including that the ownership of the Estate of Bruce A. Nordstrom, Anne E. Gittinger and certain other members of the Nordstrom family as of the date of the Rights Plan’s adoption is grandfathered under the plan and that the Bid Group’s ownership is exempted until the earlier of (i) April 17, 2025 and (ii) the date that the Bid Group increases its aggregate beneficial ownership of shares of our common stock to an amount greater than its beneficial ownership on September 3, 2024 plus 0.1% of the then-outstanding shares of common stock (subject to specified exclusions)). By effectively preventing a shareholder or group of shareholders other than the Nordstrom family from acquiring 10% or more of our common stock, the Rights Plan may ensure that the Nordstrom family retains its concentration of ownership relative to other shareholders.
The corporate law of the State of Washington, where we are incorporated, provides that approval of a merger or similar significant corporate transaction requires the affirmative vote of two-thirds of a company’s outstanding shares. The interests of the Nordstrom family shareholders may differ from the interest of our shareholders as a whole. The beneficial ownership of the Nordstrom family shareholders and the Bid Group may have the effect of discouraging offers to acquire us (including competing offers to the possible going-private transaction from third parties), delaying or otherwise preventing a significant corporate transaction because the consummation of any such transaction would likely require their approval. As a result of these factors, the market price of our common stock may be affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) SHARE REPURCHASES
(Dollar and share amounts in millions, except per share amounts)
We repurchased no shares of common stock during the second quarter of 2024 and we had $438 remaining in share repurchase capacity as of August 3, 2024. See Note 6: Shareholders’ Equity in Part I for more information about our May 2022 share repurchase program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
During the fiscal quarter ended August 3, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC's Regulation S-K.
Item 6. Exhibits.
(a) The information required under this item is incorporated herein by reference or filed or furnished as part of this report at:

Page
Nordstrom, Inc. and Subsidiaries Exhibit Index	31
All other exhibits are omitted because they are not applicable, not required or because the information required has been given as part of this report.

Nordstrom, Inc. and Subsidiaries
Exhibit Index

Incorporated by Reference
Exhibit			Form	Exhibit	Filing Date

4.1		Second Amendment to the Shareholder Rights Agreement, dated as of September 3, 2024, by and between Nordstrom, Inc. and Computershare Trust Company, N.A., as rights agent	8-K	4.1	9/4/2024

10.1	*†	Nordstrom 401(k) Plan (2024 Restatement)

10.2	*†	Nordstrom Deferred Compensation Plan (2024 Restatement)

10.3	†	Nordstrom Directors Deferred Compensation Plan (2024 Restatement)

10.4	*†	Nordstrom Executive Severance Plan (2024 Restatement)

10.5	*†	Nordstrom Retiree Health Plan (2024 Restatement)

10.6	*†	Nordstrom Supplemental Executive Retirement Plan (2024 Restatement)

31.1	†	Certification of Chief Executive Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	†	Inline XBRL Instance Document

101.SCH	†	Inline XBRL Taxonomy Extension Schema Document

101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	†	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	†	Cover Page Interactive Data File (Inline XBRL)

* Management contract, compensatory plan or arrangement
† Filed herewith electronically
‡ Furnished herewith electronically

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Catherine R. Smith
Catherine R. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	September 5, 2024