Form 10-Q
period 2024-11-02
NORDSTROM INC
filed 2024-12-05
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2024
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
Yes ☐ No ☑
Common stock outstanding as of November 29, 2024: 164,906,936 shares

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
•our, and the third parties’ we do business with, compliance with applicable domestic and international laws, regulations and ethical standards, minimum wage, employment and tax, information security and privacy, consumer credit and environmental regulations and the outcome of any claims, litigation and regulatory investigations and resolution of such matters,
•the impact of changes in policy or laws relating to consumer credit, the current regulatory environment, the financial system and tax reforms,
•the impact of accounting rule and regulation changes, or our interpretation of the changes, or changes in underlying assumptions, estimates or judgments.
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
All references to “we,” “us,” “our,” or the “Company” mean Nordstrom, Inc. and its subsidiaries. On March 2, 2023, Nordstrom Canada commenced a wind-down of its business operations (see Note 1: Basis of Presentation in Part I) and as of this date, Nordstrom Canada was deconsolidated from Nordstrom, Inc.’s financial statements. Nordstrom Canada results prior to March 2, 2023 are included in the Company’s Condensed Consolidated Financial Statements.

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

EBIT	Earnings (loss) before interest and income taxes
EBIT margin	Earnings (loss) before interest and income taxes as a percent of net sales
EBITDA	Earnings (loss) before interest, income taxes, depreciation and amortization
EBITDAR	Earnings (loss) before interest, income taxes, depreciation, amortization and rent, as defined by our Revolver covenant
EPS	Earnings (loss) per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Third quarter of 2024	13 fiscal weeks ending November 2, 2024
Third quarter of 2023	13 fiscal weeks ending October 28, 2023
Fiscal year 2024	52 fiscal weeks ending February 1, 2025
Fiscal year 2023	53 fiscal weeks ending February 3, 2024
GAAP	U.S. generally accepted accounting principles
GMV	Gross merchandise value
Gross profit	Net sales less cost of sales and related buying and occupancy costs
Leverage Ratio	The sum of our funded debt and operating lease liabilities divided by the preceding twelve months of Adjusted EBITDAR as defined by our Revolver covenant

Term	Definition
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAV	Net asset value
Nordstrom	Nordstrom.com, Nordstrom U.S. stores and Nordstrom Local. Nordstrom also included Canada operations prior to March 2, 2023, inclusive of Nordstrom.ca, Nordstrom Canadian stores and Nordstrom Rack Canadian stores, and ASOS | Nordstrom prior to December 2023.
Nordstrom Canada	Nordstrom Canada Retail, Inc., Nordstrom Canada Holdings, LLC and Nordstrom Canada Holdings II, LLC
Nordstrom Local	Nordstrom Local service hubs, which offer order pickups, returns, alterations and other services
Nordstrom Rack	NordstromRack.com, Nordstrom Rack U.S. stores and Last Chance clearance stores
The Nordy Club	Our customer loyalty program
NYSE	New York Stock Exchange
Operating Lease Cost	Fixed rent expense, including fixed common area maintenance expense, net of developer reimbursement amortization
Property incentives	Developer and vendor reimbursements
PSU	Performance share unit
Revolver	Senior revolving credit facility
Rights Plan	Our limited-duration Shareholder Rights Agreement adopted by the Board of Directors
ROU asset	Operating lease right-of-use asset
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative expenses
Supply Chain Network	Fulfillment centers that primarily process and ship orders to our customers, distribution centers that primarily process and ship merchandise to our stores and other facilities and omni-channel centers that both fulfill customer orders and ship merchandise to our stores
TD	Toronto-Dominion Bank, N.A.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net sales	$3,347	$3,200	$10,353	$9,926
Credit card revenues, net	117	120	339	347
Total revenues	3,464	3,320	10,692	10,273
Cost of sales and related buying and occupancy costs	(2,156)	(2,080)	(6,760)	(6,488)
Selling, general and administrative expenses	(1,225)	(1,163)	(3,680)	(3,466)
Canada wind-down costs	—	25	—	(284)
Earnings before interest and income taxes	83	102	252	35
Interest expense, net	(26)	(24)	(79)	(78)
Earnings (loss) before income taxes	57	78	173	(43)
Income tax (expense) benefit	(11)	(11)	(45)	43
Net earnings	$46	$67	$128	$—

Earnings per share:
Basic	$0.28	$0.41	$0.78	$—
Diluted	$0.27	$0.41	$0.76	$—

Weighted-average shares outstanding:
Basic	164.6	162.0	164.0	161.5
Diluted	169.8	163.6	168.1	161.5
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.
NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Amounts in millions)
(Unaudited)

	Quarter Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net earnings	$46	$67	$128	$—
Foreign currency translation adjustment	—	—	—	(4)
Comprehensive net earnings (loss)	$46	$67	$128	($4)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)
(Unaudited)

	November 2, 2024	February 3, 2024	October 28, 2023
Assets
Current assets:
Cash and cash equivalents	$397	$628	$375
Accounts receivable, net	544	334	322
Merchandise inventories	2,780	1,888	2,626
Prepaid expenses and other current assets	311	286	392
Total current assets	4,032	3,136	3,715

Land, property and equipment (net of accumulated depreciation of $8,623, $8,251 and $8,258)	3,041	3,177	3,187
Operating lease right-of-use assets	1,438	1,359	1,402
Goodwill	249	249	249
Other assets	560	523	460
Total assets	$9,320	$8,444	$9,013

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,863	$1,236	$1,890
Accrued salaries, wages and related benefits	355	244	245
Current portion of operating lease liabilities	246	240	232
Other current liabilities	1,068	1,102	1,092
Current portion of long-term debt	—	250	250
Total current liabilities	3,532	3,072	3,709

Long-term debt, net	2,617	2,612	2,611
Noncurrent operating lease liabilities	1,448	1,377	1,403
Other liabilities	736	535	561

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 164.9, 162.4 and 162.3 shares issued and outstanding	3,483	3,418	3,407
Accumulated deficit	(2,504)	(2,578)	(2,681)
Accumulated other comprehensive gain	8	8	3
Total shareholders’ equity	987	848	729
Total liabilities and shareholders’ equity	$9,320	$8,444	$9,013
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in millions except per share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Common stock
Balance, beginning of period	$3,458	$3,388	$3,418	$3,353
Issuance of common stock under stock compensation plans	10	7	19	19
Stock-based compensation	15	12	46	35
Balance, end of period	$3,483	$3,407	$3,483	$3,407

Accumulated deficit
Balance, beginning of period	($2,518)	($2,717)	($2,578)	($2,588)
Cumulative effect of change in accounting principle, net of tax	—	—	39	—
Net earnings	46	67	128	—
Dividends	(32)	(31)	(93)	(92)
Repurchase of common stock	—	—	—	(1)
Balance, end of period	($2,504)	($2,681)	($2,504)	($2,681)

Accumulated other comprehensive gain (loss)
Balance, beginning of period	$8	$3	$8	($26)
Accumulated translation loss reclassified to earnings	—	—	—	33
Other comprehensive loss	—	—	—	(4)
Balance, end of period	$8	$3	$8	$3

Total shareholders’ equity	$987	$729	$987	$729

Dividends per share	$0.19	$0.19	$0.57	$0.57
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

NORDSTROM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Nine Months Ended
	November 2, 2024	October 28, 2023
Operating Activities
Net earnings	$128	$—
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses	468	430
Canada wind-down costs	—	207
Asset impairment	51	—
Right-of-use asset amortization	140	132
Deferred income taxes, net	(72)	2
Stock-based compensation expense	57	41
Other, net	(14)	(61)
Change in operating assets and liabilities:
Accounts receivables, net	(220)	(58)
Merchandise inventories	(747)	(687)
Prepaid expenses and other assets	(2)	(82)
Accounts payable	429	509
Accrued salaries, wages and related benefits	111	(41)
Other current liabilities	4	(90)
Lease liabilities	(199)	(203)
Other liabilities	237	8
Net cash provided by operating activities	371	107

Investing Activities
Capital expenditures	(321)	(375)
Decrease in cash and cash equivalents resulting from Canada deconsolidation	—	(33)
Proceeds from the sale of assets and other, net	27	32
Net cash used in investing activities	(294)	(376)

Financing Activities
Principal payments on long-term debt	(250)	—
Change in cash book overdrafts	28	37
Cash dividends paid	(93)	(92)
Payments for repurchase of common stock	—	(1)
Proceeds from issuances under stock compensation plans	19	19
Other, net	(12)	(6)
Net cash used in financing activities	(308)	(43)

Net decrease in cash and cash equivalents	(231)	(312)
Cash and cash equivalents at beginning of period	628	687
Cash and cash equivalents at end of period	$397	$375

Supplemental Cash Flow Information
Income taxes paid, net of refunds received	$115	$35
Interest paid, net of capitalized interest	97	106
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
The Condensed Consolidated Financial Statements as of and for the periods ended November 2, 2024 and October 28, 2023 are unaudited. The Condensed Consolidated Balance Sheet as of February 3, 2024 has been derived from the audited Consolidated Financial Statements included in our 2023 Annual Report. The interim Condensed Consolidated Financial Statements should be read together with the Consolidated Financial Statements and related footnote disclosures contained in our 2023 Annual Report.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the balances of Nordstrom, Inc. and its subsidiaries. All intercompany transactions and balances are eliminated in consolidation.
On March 2, 2023, Nordstrom Canada commenced a wind-down of its business operations and as of this date, Nordstrom Canada was deconsolidated from Nordstrom, Inc.’s financial statements. Nordstrom Canada results prior to March 2, 2023 are included in the Company’s Condensed Consolidated Financial Statements for the period ended October 28, 2023.
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

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
Canada Wind-down
On March 2, 2023, as part of our initiatives to drive long-term profitable growth and enhance shareholder value, and after careful consideration of all reasonably available options, we announced the decision to discontinue support for Nordstrom Canada’s operations. While Nordstrom continues to own 100% of the shares of Nordstrom Canada, as of March 2, 2023, we no longer have a controlling interest under GAAP and have deconsolidated Nordstrom Canada. We hold a variable interest in the Nordstrom Canada entities, which are considered variable interest entities, but are not consolidated, as we are no longer the primary beneficiary. In December 2023, Nordstrom Canada delivered a proposed plan of arrangement to its creditors, which was subsequently approved by creditors on March 1, 2024, sanctioned by the Ontario Superior Court of Justice on March 20, 2024 and implemented by Nordstrom Canada on April 25, 2024. Initial distributions pursuant to the plan of arrangement occurred in May 2024. As of November 2, 2024, we recorded $11 within accounts receivable, net on the Condensed Consolidated Balance Sheet to reflect the remaining amount we estimate we will receive as part of the plan of arrangement. For more information on the wind-down of our Canada operations, see our 2023 Annual Report.
Non-cash charges associated with the wind-down of operations in Canada in 2023 are included in Canada wind-down costs on the Condensed Consolidated Statement of Cash Flows. The decrease in cash due to the deconsolidation of Nordstrom Canada is included in investing activities on the Condensed Consolidated Statement of Cash Flows and all other impacts are included in operating cash flows.
Prior to deconsolidation, Nordstrom made loans to the Canadian subsidiaries and incurred liabilities related to certain intercompany charges. These were considered intercompany transactions and were eliminated in consolidation of Nordstrom. Subsequent to deconsolidation, these liabilities and receivables were no longer eliminated through consolidation, are considered related-party transactions and are recorded in our Condensed Consolidated Balance Sheets at estimated fair value. Nordstrom had no outstanding liability to Nordstrom Canada as of November 2, 2024.
Leases
We incurred operating lease liabilities arising from lease agreements of $277 for the nine months ended November 2, 2024 and $200 for the nine months ended October 28, 2023.
Land, Property and Equipment
Our net non-cash investing activities related to capital expenditure accruals, primarily for our Nordstrom and Rack stores, which resulted in an increase to accounts payable of $44 as of November 2, 2024.
Supply Chain Asset Impairments
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
Going-Private Transaction
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
The Special Committee and the other independent directors are carefully reviewing the proposal in consultation with independent financial and legal advisors to determine the course of action that is in the best interests of Nordstrom and all shareholders. There can be no assurance that the Company will pursue this transaction or other strategic outcome, or that a proposed transaction will be approved or consummated. We do not intend to disclose further developments regarding this matter unless and until further disclosure is determined to be appropriate or necessary.
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

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
Reclassification
We reclassified amounts in our fiscal 2023 Condensed Consolidated Statement of Cash Flows to conform with current period presentation. As a result, we disaggregated:
•Accounts receivable, net and prepaid expenses and other assets
•Other current liabilities and other liabilities
These reclassifications had no impact on cash flows from operations, cash flows from investing or cash flows from financing.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires additional quarterly and annual reportable segment disclosures, primarily around significant segment expenses retrospectively for all prior periods presented. Annual disclosure requirements will be effective for us for the fourth quarter of 2024, and quarterly disclosure requirements will be effective for us in the first quarter of 2025, with early adoption permitted. We are currently evaluating the impact of this ASU, and expect to include updated segment expense disclosures in our fiscal year 2024 Form 10-K.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure about specific expense categories included in the income statement. Annual disclosure requirements will be effective for us for the fourth quarter of 2027, and quarterly disclosure requirements will be effective for us in the first quarter of 2028, with early adoption permitted. We are currently evaluating the impact of this ASU on our disclosures.
NOTE 2: REVENUE
Contract Liabilities
Contract liabilities represent our obligation to transfer goods or services to customers and include deferred revenue for The Nordy Club (including unused points and unredeemed Nordstrom Notes), gift cards and our TD program agreement. Our contract liabilities are classified on the Condensed Consolidated Balance Sheets as follows:

	Other current liabilities	Other liabilities
Balance as of January 28, 2023	$536	$136
Balance as of April 29, 2023	489	123
Balance as of July 29, 2023	464	111
Balance as of October 28, 2023	472	98

Balance as of February 3, 2024	508	85
Balance as of May 4, 2024	479	72
Balance as of August 3, 2024	442	60
Balance as of November 2, 2024	444	314
Revenues recognized from our beginning contract liability balance were $112 and $273 for the quarter and nine months ended November 2, 2024 and $114 and $268 for the quarter and nine months ended October 28, 2023.
In the third quarter of 2024, we amended our program agreement with TD. In connection with the amendment, we recorded deferred revenue within other current liabilities and other liabilities on the Condensed Consolidated Balance Sheet, which will be combined with the deferred revenue from the prior amendment and recognized in full over the term of the agreement through 2032. We also recorded a receivable for $280 in connection with the contract signing, as the amount represents an unconditional right of payment. This amount is classified within accounts receivable, net on the Condensed Consolidated Balance Sheet. We received the cash in November 2024, subsequent to quarter-end.

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
Disaggregation of Revenue
The following table summarizes our disaggregated net sales:

	Quarter Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Nordstrom	$2,077	$2,051	$6,632	$6,570
Nordstrom Rack	1,270	1,149	3,721	3,356
Total net sales	$3,347	$3,200	$10,353	$9,926

Digital sales as a % of total net sales	34%	34%	35%	35%
The following table summarizes the percent of net sales by merchandise category:

	Quarter Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Women’s Apparel	30%	28%	30%	28%
Shoes	27%	27%	26%	26%
Men’s Apparel	15%	15%	14%	15%
Beauty	11%	12%	12%	12%
Accessories	10%	11%	11%	12%
Kids’ Apparel	4%	4%	4%	4%
Other	3%	3%	3%	3%
Total net sales	100%	100%	100%	100%
NOTE 3: DEBT AND CREDIT FACILITIES
Debt
During the first quarter of 2024, we retired our 2.30% senior notes due in April 2024 using cash on hand.
Credit Facilities
As of November 2, 2024 and October 28, 2023 we had no outstanding borrowings under the Revolver that expires in May 2027. As of November 2, 2024, we have an outstanding standby letter of credit of $28 resulting in available short-term borrowing capacity of $772. This letter of credit is not reflected in our Condensed Consolidated Balance Sheets. Provided that we obtain written consent from the lenders, we have the option to increase the Revolver by up to $200, to a total of $1,000, and two options to extend the Revolver for additional one-year terms.
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
Under the Revolver, we have two financial covenant tests that need to be met on a quarterly basis: a Leverage Ratio that is less than or equal to 4 times and a fixed charge coverage ratio that is greater than or equal to 1.25 times. As of November 2, 2024, we were in compliance with all covenants.
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

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
Our $800 commercial paper program allows us to use the proceeds to fund operating cash requirements. Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. The issuance of commercial paper has the effect of reducing available liquidity under the Revolver by an amount equal to the principal amount of commercial paper outstanding. Conversely, borrowings under our Revolver have the effect of reducing the available capacity of our commercial paper program by an amount equal to the amount outstanding. As of November 2, 2024 and October 28, 2023, we had no issuances outstanding under our commercial paper program.
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
Long-term debt is recorded at carrying value. If long-term debt was measured at fair value, we would use quoted market prices of the same or similar issues, which is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	November 2, 2024	February 3, 2024	October 28, 2023
Carrying value of long-term debt	$2,617	$2,862	$2,861
Fair value of long-term debt	2,323	2,441	2,168
We measure certain items at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and ROU assets, in connection with periodic evaluations for potential impairment. For more information regarding long-lived tangible asset impairment charges for the nine months ended November 2, 2024, see Note 1: Basis of Presentation. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. In the first quarter of 2023, we measured our investment in Nordstrom Canada, our related-party receivables and related lease guarantees at fair value. See our 2023 Annual Report for more detailed information on charges associated with the wind-down of our Canada operations.
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
As of November 2, 2024, February 3, 2024 and October 28, 2023, we held $40, $41 and $41 of investments measured at NAV.

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
NOTE 5: STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense:

	Quarter Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
RSUs	$13	$11	$47	$31
Stock options	1	1	2	5
Other[1]	2	1	8	5
Total stock-based compensation expense, before income tax benefit	16	13	57	41
Income tax benefit	(4)	(3)	(15)	(10)
Total stock-based compensation expense, net of income tax benefit	$12	$10	$42	$31
1 Other stock-based compensation expense includes PSUs, nonemployee director stock awards and ESPP.
The following table summarizes our grant allocations:

	Nine Months Ended
	November 2, 2024		October 28, 2023
	Granted	Weighted-average grant-date fair value per unit	Granted	Weighted-average grant-date fair value per unit
RSUs	4.6	$15	3.2	$16
Stock options	—	—	1.2	$8
Under our stock-based compensation plan arrangements, we issued 0.7 and 2.5 shares of common stock during the quarter and nine months ended November 2, 2024 and 0.7 and 2.3 shares during the quarter and nine months ended October 28, 2023.
NOTE 6: SHAREHOLDERS’ EQUITY
We have certain limitations with respect to the payment of dividends and share repurchases under our Revolver agreement (see Note 3: Debt and Credit Facilities).
Share Repurchases
In May 2022, our Board of Directors authorized a program to repurchase up to $500 of our outstanding common stock, with no expiration date. We repurchased no shares of common stock during the nine months ended November 2, 2024, compared with 0.03 shares for $1 at an average purchase price per share of $19.41 during the nine months ended October 28, 2023, and had $438 remaining in share repurchase capacity as of November 2, 2024.
Dividends
In November 2024, subsequent to quarter end, we declared a quarterly dividend of $0.19 per share, which will be paid on December 18, 2024 to shareholders of record at the close of business on December 3, 2024.

NORDSTROM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar and share amounts in millions except per share, per option and per unit amounts)
(Unaudited)
NOTE 7: EARNINGS PER SHARE
The computation of EPS is as follows:

	Quarter Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net earnings	$46	$67	$128	$—

Basic weighted-average shares outstanding	164.6	162.0	164.0	161.5
Dilutive shares	5.2	1.6	4.1	—
Diluted weighted-average shares outstanding	169.8	163.6	168.1	161.5

Basic EPS	$0.28	$0.41	$0.78	$—
Diluted EPS	$0.27	$0.41	$0.76	$—

Anti-dilutive shares	4.8	8.2	6.5	10.3
NOTE 8: SEGMENT REPORTING
The following table sets forth information for our reportable segment:

	Quarter Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Retail segment EBIT	$187	$149	$541	$535
Corporate/Other EBIT	(104)	(47)	(289)	(500)
Interest expense, net	(26)	(24)	(79)	(78)
Earnings (loss) before income taxes	$57	$78	$173	($43)
For information about disaggregated revenues, see Note 2: Revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where otherwise noted)
The following MD&A provides a narrative of our financial performance and is intended to promote understanding of our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, Item 1. Financial Statements (Unaudited) and generally discusses the results of operations for the quarter and nine months ended November 2, 2024 compared with the quarter and nine months ended October 28, 2023. The following discussion and analysis contains forward-looking statements and should also be read in conjunction with cautionary statements and risks described elsewhere in this Form 10-Q before deciding to purchase, hold or sell shares of our common stock.

Overview	18
Results of Operations	19
Liquidity	25
Capital Resources	26
Critical Accounting Estimates	28
Recent Accounting Pronouncements	28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where otherwise noted)
OVERVIEW
Third quarter results reflected continued progress on our 2024 key priorities of driving Nordstrom banner growth, optimizing our operations and building upon the momentum at the Rack. We reported net earnings of $46, or $0.27 per diluted share, and EBIT of $83 in 2024, compared with net earnings of $67, or $0.41 per diluted share, and EBIT of $102 in 2023. In the third quarter of 2024, Adjusted EBIT1 was $97 and Adjusted EPS1 was $0.33, which excluded a $14 million charge related to accelerated technology depreciation. Adjusted EBIT1 of $77 and Adjusted EPS1 of $0.25 in the third quarter of 2023 excluded a favorable $25 million true-up related to the wind-down of Canadian operations.
Total Company net sales increased 4.6% versus the same period in fiscal 2023, and total Company comparable sales increased 4.0%. The timing shift of the Anniversary Sale, with one week shifting from the third quarter to the second quarter, had a negative impact on net sales of approximately 100 basis points compared with the third quarter of 2023. In the third quarter, women’s apparel and active had double-digit growth, and shoes, men’s apparel and kids’ apparel were up mid to high single-digits, versus 2023.
We are committed to improving the customer experience while delivering profitable growth and are encouraged by the progress we made against our key priorities during the third quarter of 2024.
Nordstrom – We continued to make progress during the third quarter in driving Nordstrom banner growth, by offering a curated selection of merchandise with greater depth in our customers’ favorite brands across our fleet, and not just in our largest stores. As an omni-channel retailer, we serve customers when, where, and how they want to shop, and service is always our number one priority. For our customers that prefer to shop online, we aim to make the experience seamless and engaging through technology. Nordstrom.com net sales growth was supported by enhancements to the search and discovery functionality on our site and in our app, as well as improvements in our assortment, especially of items under $100 in price. We also continued to scale our Marketplace business, which now has over 300 sellers offering a wide selection to our customers.
Operational Optimization – We made progress on optimizing our operations, including in our supply chain, to drive improvements in customer experience through faster delivery and moving product efficiently through our network to provide relevance and freshness. In the third quarter, faster fulfillment and delivery of items drove an over 40 percent improvement in the speed of customer returns. Returns that come in faster mean that we can process, inspect and get the items back into our inventory in a sellable condition in less time, increasing the product’s overall full price exposure.
Nordstrom Rack – In our Rack banner, our strategy of offering great brands at great prices helped drive double-digit topline growth in the third quarter. We continued to expand our reach and convenience for customers by opening 12 new Rack stores in the third quarter of 2024 bringing our year to date total to 23 new Rack stores. We believe that Rack stores are a great use of capital, delivering a solid return on investment, while attracting new customers. Rack digital sales growth was driven by an expanded online merchandise offering as well as focused efforts to maintain high in-stock rates in our fastest selling items. Towards the end of the third quarter, we launched store fulfillment for Rack digital orders and buy online pick-up in stores in over 100 of our Rack stores around the country.
Our strategy and focus on the brands that matter most continued to resonate with customers and deliver results, driving positive total company net sales growth for the fourth consecutive quarter. We believe continued execution on our key priorities will help us navigate through the near-term uncertain external environment and position us well to better serve our customers, drive profitable growth and increase shareholder value. Looking ahead, we feel set up for a successful holiday season and are excited to fulfill our brand purpose to help our customers feel good and look their best.
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
We monitor a number of key operating metrics to evaluate our performance. In addition to net sales, net earnings and other results under GAAP, three other key operating metrics we use are GMV, comparable sales and inventory turnover rate.
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
Net Sales
The following table summarizes net sales:

	Quarter Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net sales:
Nordstrom	$2,077	$2,051	$6,632	$6,570
Nordstrom Rack	1,270	1,149	3,721	3,356
Total net sales	$3,347	$3,200	$10,353	$9,926

Net sales increase (decrease):
Nordstrom	1.3%	(9.4%)	1.0%	(10.3%)
Nordstrom Rack	10.6%	(1.8%)	10.9%	(5.9%)
Total Company	4.6%	(6.8%)	4.3%	(8.9%)

Digital sales:
As a % of total net sales	34%	34%	35%	35%
Digital sales increase (decrease)	6.4%	(11.0%)	4.2%	(14.0%)

GMV increase (decrease):
Nordstrom	2.4%	(9.8%)	1.2%	(10.6%)
Total Company	5.3%	(7.1%)	4.5%	(9.1%)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where otherwise noted)
Total Company net sales and GMV increased for the third quarter and nine months ended November 2, 2024, compared with the same periods in 2023. The timing shift of the Anniversary Sale had a negative impact of approximately 100 basis points compared with the third quarter of 2023. For the nine months ended November 2, 2024, the wind-down of Canadian operations had a negative impact on total Company net sales of 25 basis points, as the first quarter of 2023 included one month of Canadian sales. For the third quarter and nine months ended November 2, 2024, women’s apparel and active had the strongest growth compared with the same periods in 2023. Total Company digital sales increased for the third quarter and nine months ended November 2, 2024, compared with the same periods in 2023. The timing shift of the Anniversary Sale had a negative impact on total Company digital sales of approximately 100 basis points compared with the third quarter of 2023. For the third quarter and nine months ended November 2, 2024, comparable sales increased 4.0% and 3.2%.
Nordstrom net sales and GMV increased for the third quarter and nine months ended November 2, 2024, compared with the same periods in 2023. The timing shift of the Anniversary Sale had a negative impact of approximately 200 basis points compared with the third quarter of 2023. For the nine months ended November 2, 2024, the wind-down of Canadian operations had a negative impact on net sales of 35 basis points. For the third quarter of 2024, Nordstrom net sales reflected an increase in the number of items sold, partially offset by a decrease in the average selling price per item sold. For the nine months ended November 2, 2024, Nordstrom net sales reflected an increase in both the number of items sold and the average selling price per item sold. For the third quarter and nine months ended November 2, 2024, comparable sales increased 4.0% and 2.1%.
Nordstrom Rack net sales increased for the third quarter and nine months ended November 2, 2024, compared with the same periods in 2023. For the third quarter of 2024 and nine months ended November 2, 2024 Nordstrom Rack net sales reflected an increase in both the number of items sold and the average selling price per item sold. For the third quarter and nine months ended November 2, 2024, comparable sales increased 3.9% and 5.2%.
Store Count

	November 2, 2024	October 28, 2023
Nordstrom	93	93
Nordstrom Local	6	6
ASOS | Nordstrom	—	1
Nordstrom Rack	280	258
Last Chance clearance stores	2	2
Total	381	360
Credit Card Revenues, Net
Credit card revenues, net decreased $3 and $8 for the third quarter and nine months ended November 2, 2024, compared with the same periods in 2023, primarily due to higher credit losses, partially offset by increased finance charges from higher outstanding balances.
Fiscal Year 2024 Total Revenue Outlook
In fiscal 2024, we expect a total revenue range, including retail sales and credit card revenues, of flat to 1.0% growth compared with the 53-week fiscal 2023, which includes an approximately 135 basis point unfavorable impact from the 53rd week.
Gross Profit
The following table summarizes gross profit:

	Quarter Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Gross profit	$1,191	$1,120	$3,593	$3,438
Gross profit as a % of net sales	35.6%	35.0%	34.7%	34.6%

			November 2, 2024	October 28, 2023
Inventory turnover rate			3.6	3.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where otherwise noted)
Gross profit increased $71 and 60 basis points as a percent of net sales for the third quarter of 2024, compared with the same period in 2023, primarily due to strong regular price sales. For the nine months ended November 2, 2024, gross profit increased $155, compared with the same period in 2023, primarily due to higher sales, partially offset by higher buying and occupancy costs. For the nine months ended November 2, 2024, gross profit as a percent of net sales was approximately flat, compared with the same period in 2023.
Ending inventory as of November 2, 2024 increased 5.9%, compared with the same period in 2023, versus a 4.6% increase in sales for the third quarter of 2024.
Selling, General and Administrative Expenses
SG&A is summarized in the following table:

	Quarter Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
SG&A	$1,225	$1,163	$3,680	$3,466
SG&A as a % of net sales	36.6%	36.3%	35.5%	34.9%
SG&A increased $62 and 25 basis points as a percent of net sales for the third quarter of 2024, compared with the same period in 2023, primarily due to higher labor costs and a charge related to accelerated technology depreciation, partially offset by leverage on higher sales and improvements in variable costs across the business. For the nine months ended November 2, 2024, SG&A increased $214, compared with the same period in 2023, primarily due to higher sales volume and charges related to a supply chain asset impairment and accelerated technology depreciation. For the nine months ended November 2, 2024, SG&A as a percent of net sales increased 60 basis points, compared with the same period in 2023, primarily due to charges related to a supply chain asset impairment and accelerated technology depreciation.
Canada Wind-down Costs
We recognized charges associated with the wind-down of Canadian operations of $284 in the nine months ended October 28, 2023, including a favorable adjustment of $25 in the third quarter of 2023.
Earnings Before Interest and Income Taxes
EBIT is summarized in the following table:

	Quarter Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
EBIT	$83	$102	$252	$35
EBIT margin	2.5%	3.2%	2.4%	0.4%
EBIT decreased $19 and 70 basis points as a percent of net sales for the third quarter of 2024, compared with the same period in 2023, primarily due to higher labor costs and a 2023 favorable impact of $25 from the wind-down of Canadian operations, partially offset by higher sales volume.
EBIT increased $217 and 210 basis points as a percent of net sales for the nine months ended November 2, 2024, compared with the same period in 2023, primarily due to higher sales, partially offset by a charge primarily related to a supply chain asset impairment. The nine months ended October 28, 2023 included $284 of expenses associated with the wind-down of Canadian operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions except per share amounts and where otherwise noted)
Interest Expense, Net
Interest expense, net is summarized in the following table:

	Quarter Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Interest on long-term debt and short-term borrowings	$35	$37	$107	$111
Interest income	(7)	(9)	(22)	(24)
Capitalized interest	(2)	(4)	(6)	(9)
Interest expense, net	$26	$24	$79	$78
Interest expense, net increased $2 for the third quarter of 2024 and increased $1 for the nine months ended November 2, 2024, compared with the same periods in 2023, primarily due to decreased capitalized interest. In addition, interest on long-term debt decreased due to the retirement of our 2.30% senior notes in April 2024.
Income Tax Expense
Income tax expense (benefit) is summarized in the following table:

	Quarter Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Income tax expense (benefit)	$11	$11	$45	($43)
Effective tax rate	18.9%	14.2%	25.7%	99.7%
The effective tax rate increased in the third quarter of 2024, compared with the same period in 2023, primarily due to a decrease in tax benefits related to the wind-down of Canadian operations. The effective tax rate decreased for the nine months ended November 2, 2024, compared with the same period in 2023, primarily due to the favorable resolution of certain tax matters and net tax benefits of $95 related to the wind-down of Canadian operations, both recognized in the nine months ended October 28, 2023.
Earnings Per Share
EPS is as follows:

	Quarter Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Basic	$0.28	$0.41	$0.78	$—
Diluted	$0.27	$0.41	$0.76	$—
Diluted EPS decreased $0.14 for the third quarter of 2024, compared with the same period in 2023, primarily due to higher labor costs and an accelerated technology depreciation charge that had a net unfavorable impact of $0.06 per diluted share, partially offset by higher sales volume. The third quarter of 2023 included an adjustment from the wind-down of Canadian operations that increased diluted EPS by $0.16 per diluted share.
For the nine months ended November 2, 2024, diluted EPS increased $0.76 compared with the same period in 2023, primarily due to higher sales volume, partially offset by charges related to a supply chain asset impairment and accelerated technology depreciation, which had a net unfavorable impact of $0.30 per diluted share. Charges related to the wind-down of Canadian operations decreased diluted EPS by $1.16 per diluted share for the nine months ended October 28, 2023.

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
The following is a reconciliation of net earnings to Adjusted EBIT and Adjusted EBITDA and net earnings as a percent of net sales to Adjusted EBIT margin:

	Quarter Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net earnings	$46	$67	$128	$—
Income tax expense (benefit)	11	11	45	(43)
Interest expense, net	26	24	79	78
Earnings before interest and income taxes	83	102	252	35
Accelerated technology depreciation[1]	14	—	14	—
Supply chain asset impairment and other	—	—	54	—
Canada wind-down costs	—	(25)	—	284
Adjusted EBIT	97	77	320	319
Depreciation and amortization expenses	148	145	451	430
Amortization of developer reimbursements	(14)	(17)	(44)	(52)
Adjusted EBITDA	$231	$205	$727	$697

Net sales	$3,347	$3,200	$10,353	$9,926
Net earnings as a % of net sales	1.4%	2.1%	1.2%	—%
EBIT margin	2.5%	3.2%	2.4%	0.4%
Adjusted EBIT margin	2.9%	2.4%	3.1%	3.2%
1 As a result of a strategic decision, we recognized a charge related to incremental accelerated depreciation for a technology asset, which we will deprecate in the fourth quarter of 2024. The charge is included in our Corporate/Other SG&A expense on the Condensed Consolidated Statement of Earnings and depreciation and amortization expenses on the Condensed Consolidated Statement of Cash Flows.
The following is a reconciliation of diluted EPS to Adjusted EPS:

	Quarter Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Diluted EPS	$0.27	$0.41	$0.76	$—
Accelerated technology depreciation	0.08	—	0.08	—
Supply chain asset impairment and other	—	—	0.32	—
Canada wind-down costs	—	(0.15)	—	1.74
Income tax impact on adjustments[1]	(0.02)	(0.01)	(0.10)	(0.58)
Adjusted EPS	$0.33	$0.25	$1.06	$1.16
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

	Four Quarters Ended
	November 2, 2024	October 28, 2023
Net earnings	$263	$119
Income tax expense (benefit)	99	(2)
Interest expense	137	136
Earnings before interest and income tax expense	499	253

Operating lease interest[1]	90	86
Non-operating related adjustments[2]	99	284
Adjusted net operating profit	688	623
Adjusted estimated income tax expense[3]	(187)	(144)
Adjusted net operating profit after tax	$501	$479

Average total assets	$8,779	$8,956
Average noncurrent deferred property incentives in excess of ROU assets[4]	(128)	(167)
Average non-interest bearing current liabilities	(2,992)	(3,134)
Non-operating related adjustments[2]	44	294
Adjusted average invested capital	$5,703	$5,949

Return on assets	3.0%	1.3%
Adjusted ROIC	8.8%	8.1%
1 Operating lease interest is a component of operating lease cost recorded in occupancy costs. We add back operating lease interest for purposes of calculating adjusted net operating profit for consistency with the treatment of interest expense on our debt.
2 Non-operating related adjustments primarily included supply chain impairment charges and accelerated technology depreciation for the four quarters ended November 2, 2024 and the wind-down of our Canadian operations for the four quarters ended October 28, 2023. See the Adjusted EBIT and Adjusted EBITDA section, as well as our 2023 Annual Report, for detailed information on certain non-operating related adjustments.
3 Adjusted estimated income tax expense is calculated by multiplying the adjusted net operating profit by the adjusted effective tax rate (which removes the impact of non-operating related adjustments) for the trailing twelve-month periods ended November 2, 2024 and October 28, 2023. The adjusted effective tax rate is calculated by dividing adjusted income tax expense by adjusted earnings before income taxes for the same trailing twelve-month periods.
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
We ended the third quarter of 2024 with $397 in cash and cash equivalents and $772 of additional liquidity available on our Revolver. Cash and cash equivalents as of November 2, 2024 increased $22 from $375 as of October 28, 2023, driven primarily by cash flows from earnings, partially offset by payments for capital expenditures and principal payments on long-term debt.
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
The following is a summary of our cash flows by activity:

	Nine Months Ended
	November 2, 2024	October 28, 2023
Net cash provided by operating activities	$371	$107
Net cash used in investing activities	(294)	(376)
Net cash used in financing activities	(308)	(43)
Operating Activities
Net cash provided by operating activities increased $264 for the nine months ended November 2, 2024, compared with the same period in 2023, primarily due to changes in working capital driven by payroll timing and the tax benefits associated with the Canada wind-down in 2023.
Investing Activities
Net cash used in investing activities decreased $82 for the nine months ended November 2, 2024, compared with the same period in 2023, primarily due to decreased capital expenditures related to technology and cost efficiencies for Nordstrom Rack store openings, as well as the decrease in cash and cash equivalents resulting from the deconsolidation of Canada in 2023 (see Note 1: Basis of Presentation in Item 1).
Capital Expenditures
Our capital expenditures, net are summarized as follows:

	Nine Months Ended
	November 2, 2024	October 28, 2023
Capital expenditures	$321	$375
Deferred property incentives[1]	(7)	(25)
Capital expenditures, net	$314	$350

Capital expenditures as a % of net sales	3.1%	3.8%
1 Deferred property incentives are included in our net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows in Item 1. We operationally view the property incentives we receive from our developers and vendors as an offset to our capital expenditures.
Financing Activities
Net cash used in financing activities increased $265 for the nine months ended November 2, 2024, compared with the same period in 2023, primarily due to the retirement of our 2.30% senior notes due April 2024 using cash on hand (see Note 3: Debt and Credit Facilities in Item 1).
Dividends
We paid dividends of $93 and $92 for the nine months ended November 2, 2024 and October 28, 2023, or $0.57 per share for each year-to-date period.

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

	Nine Months Ended
	November 2, 2024	October 28, 2023
Net cash provided by operating activities	$371	$107
Capital expenditures	(321)	(375)
Change in cash book overdrafts	28	37
Free Cash Flow	$78	($231)
CAPITAL RESOURCES
Borrowing Capacity and Activity
As of November 2, 2024, we had no outstanding borrowings under the Revolver and a $28 outstanding standby letter of credit resulting in available short-term borrowing capacity of $772. As of November 2, 2024, we had no issuances outstanding under our commercial paper program. For more information about our credit facilities, see Note 3: Debt and Credit Facilities in Item 1.
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
As of November 2, 2024, we were in compliance with all covenants. We have certain limitations with respect to the payment of dividends and share repurchases under our Revolver agreement. For more information about our Revolver covenants, see Note 3: Debt and Credit Facilities in Item 1.

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

November 2, 2024
Debt	$2,617
Operating lease liabilities	1,694
Adjusted debt	$4,311

Four Quarters Ended November 2, 2024
Net earnings	$263
Income tax expense	99
Interest expense, net	105
Earnings before interest and income taxes	467

Depreciation and amortization expenses	607
Operating Lease Cost	292
Amortization of developer reimbursements[1]	62
Other Revolver covenant adjustments[2]	138
Adjusted EBITDAR	$1,566

Debt to Net Earnings	10.0
Adjusted debt to EBITDAR	2.8
1 Amortization of developer reimbursements is a non-cash reduction of Operating Lease Cost and is therefore added back to Operating Lease Cost for purposes of our Revolver covenant calculation.
2 Other adjusting items to reconcile net earnings to Adjusted EBITDAR as defined by our Revolver covenant include interest income, certain non-cash charges and other gains and losses where relevant. For the four quarters ended November 2, 2024, other Revolver covenant adjustments primarily included supply chain impairment charges, interest income and accelerated technology depreciation. See the Adjusted EBIT and Adjusted EBITDA section, as well as our 2023 Annual Report, for detailed information on certain non-operating related adjustments.

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
Item 1A. Risk Factors.
There have been no material changes to the Risk Factors described in our 2023 Annual Report, as supplemented by our Quarterly Report on Form 10-Q filed with the SEC on September 5, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) SHARE REPURCHASES
(Dollar and share amounts in millions, except per share amounts)
We repurchased no shares of common stock during the third quarter of 2024 and we had $438 remaining in share repurchase capacity as of November 2, 2024. See Note 6: Shareholders’ Equity in Part I for more information about our May 2022 share repurchase program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
During the fiscal quarter ended November 2, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.
Item 6. Exhibits.
(a) The information required under this item is incorporated herein by reference or filed or furnished as part of this report at:

Page
Nordstrom, Inc. and Subsidiaries Exhibit Index	31
All other exhibits are omitted because they are not applicable, not required or because the information required has been given as part of this report.

Nordstrom, Inc. and Subsidiaries
Exhibit Index

Incorporated by Reference
Exhibit			Form	Exhibit	Filing Date

10.1	†	Amendment No. 9 to the Credit Card Program Agreement by and between Nordstrom, Inc., and TD Bank USA, N.A.

31.1	†	Certification of Chief Executive Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	†	Inline XBRL Instance Document

101.SCH	†	Inline XBRL Taxonomy Extension Schema Document

101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	†	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	†	Cover Page Interactive Data File (Inline XBRL)

* Management contract, compensatory plan or arrangement
† Filed herewith electronically
‡ Furnished herewith electronically

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/ Catherine R. Smith
Catherine R. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	December 5, 2024