Form 10-K
period 2025-02-01
NORDSTROM INC
filed 2025-03-21
CIK 72333

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2025
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☑	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☐	Smaller reporting company
		☐	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Nordstrom, Inc. and subsidiaries 1

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 2, 2024, the aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates of the Registrant was approximately $2.7 billion using the closing sales price on that day of $21.13. On March 14, 2025, 166,898,470 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Nordstrom, Inc. and subsidiaries 3

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements regarding matters that are not historical facts and are based on our management’s beliefs and assumptions and on information currently available to our management. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. In some cases, forward-looking statements can be identified by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “pursue,” “going forward” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, trends in our operations and the following:
Strategic and Operational
•successful execution of our customer strategy to provide customers superior service, products and experiences, online, through our fulfillment capabilities and in stores,
•timely and effective implementation and execution of our evolving business model, including:
◦winning at our market strategy by providing a differentiated and seamless experience, which consists of the integration of our digital and physical assets, development of supply chain capabilities and timely delivery of products,
◦broadening the reach of Nordstrom Rack, including delivering great brands at great prices and leveraging our digital and physical assets,
◦enhancing our platforms and processes to deliver core capabilities to drive customer, employee and partner experiences both digitally and in stores,
•our ability to effectively manage our merchandise strategy, including our ability to offer compelling assortments and optimize our inventory to ensure we have the right product mix and quantity in each of our channels and locations, allowing us to get closer to our customers,
•our ability to effectively allocate and scale our marketing strategies and resources, as well as realize the expected benefits of Nordstrom Media Network, The Nordy Club, advertising and promotional campaigns,
•our ability to respond to the evolving retail environment, including new fashion trends, environmental considerations and our customers’ changing expectations of service and experience in stores and online, and our development and outcome of new market strategies and customer offerings,
•our ability to mitigate the effects of any disruptions in the global supply chain, including factory closures, transportation challenges or stoppages of certain imports, and rising prices of raw materials and freight expenses,
•our ability to control costs through effective inventory management and supply chain processes and systems,
•the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement or the failure to satisfy the conditions to the completion of the Merger, including the failure to obtain the Requisite Shareholder Approvals or the occurrence of a Below Investment Grade Rating Event (as defined in the Merger Agreement),
•the potential impacts of the Merger Agreement and the pendency of the Merger on our business, results of operations, financial condition and stock price, including the potential impact on our relationships with customers, vendors, suppliers, landlords, service providers, other business partners, and the diversion of management’s attention from ongoing business operations,
•while the Merger Agreement is in effect, we are subject to restrictions on our business activities,
•litigation related to the Merger could prevent or delay completion of the Merger or otherwise negatively affect our business and operations,
•the Merger may not be completed in the time frame expected by the parties or at all, and significant delay or the failure to complete the Merger could adversely affect our business,
•the Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events, and may result in unanticipated difficulties or expenditures relating to the proposed transaction,
•the Merger might not be completed if the Parent Parties fail to obtain the financing to complete the proposed transaction or if we do not have a sufficient amount of cash on hand to complete the proposed transaction,
•the Merger may adversely affect our ability to retain or recruit key employees,
•the Merger may adversely affect our ability to compete effectively in our industry and markets, and investor and consumer confidence in our business could decline,
•our ability to acquire, develop and retain qualified and diverse talent by providing appropriate training, compelling work environments and competitive compensation and benefits, especially in areas with increased market compensation, all in the context of any labor shortage and competition for talent,

•our ability to realize expected benefits, anticipate and respond to potential risks and appropriately manage costs associated with our credit card revenue sharing program and to manage risks associated with our transition of the servicing functions under that program,
•potential goodwill impairment charges, future impairment charges and fluctuations in the fair values of reporting units or of assets in the event projected financial results are not achieved within expected time frames or if our strategic direction changes,
Data, Cybersecurity and Information Technology
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
•our ability to maintain our reputation and relationships with our customers, employees, vendors, landlords and third-party partners,
•our ability to act responsibly and with transparency with respect to our environmental, social and governance practices and initiatives, meet any communicated targets, goals or milestones and adapt to evolving reporting requirements and stakeholder sentiment,
•our ability to market our brand and distribute our products through a variety of third-party publisher or platform channels, as well as access mobile operating system and website identifiers for personalized delivery of targeted advertising,
•the impact of a concentration of stock ownership on our shareholders’ ability to influence corporate matters,
Investment and Capital
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
•our, and the third parties’ we do business with, compliance with applicable domestic and international laws, regulations and ethical standards, minimum wage, employment and tax, information security and privacy, consumer credit and environmental regulations and the outcome of any claims, litigation and regulatory investigations and resolution of such matters,
•the impact of changes in policy or laws relating to consumer credit, the current regulatory environment, the financial system and tax reforms,
•the impact of accounting rule and regulation changes, or our interpretation of those changes, or changes in underlying assumptions, estimates or judgments.

Nordstrom, Inc. and subsidiaries 5

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
The content of any websites and materials named, hyperlinked or otherwise referenced in this Annual Report on Form 10-K are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to such websites and materials are intended to be inactive textual references only. The information on these websites is not part of this Annual Report on Form 10-K.

DEFINITIONS OF COMMONLY USED TERMS

Term	Definition
2024 Annual Report	Annual Report on Form 10-K filed on March 21, 2025
Adjusted EPS	Adjusted earnings (loss) per diluted share (a non-GAAP financial measure)
Adjusted ROIC	Adjusted return on invested capital (a non-GAAP financial measure)
AFC	Audit and Finance Committee of the Board of Directors
ASU	Accounting Standards Update
CCAA	Companies’ Creditors Arrangement Act
CEO	Chief Executive Officer
CGNC	Corporate Governance and Nominating Committee of the Board of Directors
CPCC	Compensation, People and Culture Committee of the Board of Directors
CTIO	Chief Technology and Information Officer
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

EBIT	Earnings (loss) before interest and income taxes
EBIT margin	Earnings (loss) before interest and income taxes as a percent of net sales
EBITDA	Earnings (loss) before interest, income taxes, depreciation and amortization
EBITDAR	Earnings (loss) before interest, income taxes, depreciation, amortization and rent, as defined by our Revolver covenant
EIP	2019 Equity Incentive Plan
EMBP	Executive Management Bonus Plan
EPS	Earnings (loss) per share
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
Family Group	Certain members of the Nordstrom family including Erik Nordstrom, Peter Nordstrom, James Nordstrom and other members of the Nordstrom family, and related trusts and investment vehicles
FASB	Financial Accounting Standards Board
Fiscal year 2025	52 fiscal weeks ending January 31, 2026
Fiscal year 2024	52 fiscal weeks ending February 1, 2025
Fiscal year 2023	53 fiscal weeks ending February 3, 2024
Fiscal year 2022	52 fiscal weeks ending January 28, 2023
GAAP	U.S. generally accepted accounting principles
GMV	Gross merchandise value
Gross profit	Net sales less cost of sales and related buying and occupancy costs
HSR Act	Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended
IRC	Internal Revenue Code
Leverage Ratio	The sum of our funded debt and operating lease liabilities divided by the preceding twelve months of Adjusted EBITDAR as defined by our Revolver covenant

Term	Definition
Liverpool	El Puerto de Liverpool, S.A.B. de C.V.
LTI	Long-Term Incentives
Merger	The Company merging with and into Navy Acquisition Co., Inc., with the Company continuing as the surviving corporation in the merger and becoming a wholly owned subsidiary of Norse Holdings, Inc.
Merger Agreement	The Agreement and Plan of Merger the Company entered into with Norse Holdings, Inc. and Navy Acquisition Co., Inc. on December 22, 2024
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAV	Net asset value
NDCP	Nordstrom Deferred Compensation Plan
NEO	Named Executive Officer
NMN	Nordstrom Media Network, where we use our first-party data and marketing infrastructure to drive cooperative marketing with vendors across both offsite and onsite marketing platforms
Nordstrom
Nordstrom.com, Nordstrom U.S. stores and Nordstrom Local. Nordstrom also included Canada operations prior to March 2, 2023, inclusive of Nordstrom.ca, Nordstrom Canadian stores and Nordstrom Rack Canadian stores, and ASOS | Nordstrom prior to December 2023.

Nordstrom Canada	Nordstrom Canada Retail, Inc., Nordstrom Canada Holdings, LLC and Nordstrom Canada Holdings II, LLC
Nordstrom Local	Nordstrom Local service hubs, which offer order pickups, returns, alterations and other services
Nordstrom Rack	NordstromRack.com, Nordstrom Rack U.S. stores and Last Chance clearance stores
The Nordy Club	Our customer loyalty program
NYSE	New York Stock Exchange
Operating Lease Cost	Fixed rent expense, including fixed common area maintenance expense, net of developer reimbursement amortization
Parent Parties	The Family Group and Liverpool
PCAOB	Public Company Accounting Oversight Board (United States)
Property incentives	Developer and vendor reimbursements
PSU	Performance share unit
Revolver	Senior revolving credit facility
Rights Plan	Our limited-duration Shareholder Rights Agreement adopted by the Board of Directors
ROU asset	Operating lease right-of-use asset
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
SERP	Unfunded defined benefit Supplemental Executive Retirement Plan
SG&A	Selling, general and administrative expenses
Supply Chain Network	Fulfillment centers that primarily process and ship orders to our customers, distribution centers that primarily process and ship merchandise to our stores and other facilities and omni-channel centers that both fulfill customer orders and ship merchandise to our stores
TD	Toronto-Dominion Bank, N.A.

Nordstrom, Inc. and subsidiaries 7

PART I
Item 1. Business.
DESCRIPTION OF BUSINESS
Overview
The Company was founded in 1901 as a retail shoe business in Seattle, Washington, under the guiding principle that success would come by offering customers the very best service, selection, quality and value. We aspire to be the best fashion retailer in a digitally connected world by leveraging the strength of the Nordstrom and Nordstrom Rack banners, our digital and physical properties and our interconnected business model. We offer an extensive selection of high-quality third-party and private-brand merchandise for women, men, young adults and children, with a focus on apparel, shoes, beauty, accessories and home goods. No matter how customers choose to shop, we are committed to delivering superior service, products and experiences — including alterations, order pickup, dining and styling — to make shopping fun, personalized and convenient. We have one reportable segment, which aggregates our two operating segments, Nordstrom and Nordstrom Rack.
Nordstrom is a leading destination for a breadth of products across brands, styles and prices, complemented by unmatched services and experiences. As of February 1, 2025, Nordstrom includes the following physical and digital properties:
•92 Nordstrom stores
•Nordstrom.com website and mobile application
•six Nordstrom Locals
Beginning in April 2024, Nordstrom launched our digital Marketplace, an expansion of our online assortment using unowned inventory models, which allows us to offer greater selection of products, brands and sizes. On March 2, 2023, Nordstrom Canada commenced a wind-down of its business operations. See Note 2: Canada Wind-down in Item 8 for more information.
Nordstrom Rack is a premier off-price destination with an industry-leading digital presence, offering great brands at great prices. Nordstrom Rack purchases merchandise from many of the same brands carried at Nordstrom and also serves as an outlet for clearance merchandise from the Nordstrom banner. As of February 1, 2025, Nordstrom Rack includes the following physical and digital properties:
•277 Nordstrom Rack stores
•NordstromRack.com website and mobile application
•two Last Chance clearance stores
We continue to expand Nordstrom Rack’s physical footprint — we opened 23 new Nordstrom Rack stores across the U.S. in 2024 and expect to open a similar number of stores in 2025. Nordstrom Rack stores serve as our primary source of new customers, who often migrate to the Nordstrom banner over time.
We believe one of our key advantages lies in our ability to leverage an integrated network of physical and digital assets across both Nordstrom and Nordstrom Rack banners. This creates flexibility and convenience for our customers, no matter how they choose to shop — online or in stores. In 2024, we launched store fulfillment of Rack digital orders and the ability to buy online and pick up in stores in over 100 Nordstrom Rack stores. We are well positioned to support our customers with a scalable platform that has been built to support continued growth.
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

Proposed Merger
In April 2024, we announced that our Board of Directors had established a special committee of independent and disinterested directors (the “Special Committee”) in response to interest expressed by Erik B. Nordstrom, our Chief Executive Officer, and Peter E. Nordstrom, our President and Chief Brand Officer, in pursuing a potential transaction in which Nordstrom, Inc. would become a private company in conjunction with the Board’s exploration of possible avenues to enhance shareholder value. On September 4, 2024, the Special Committee confirmed receipt of a proposal from Erik and Peter Nordstrom, certain other members of the Nordstrom family and Liverpool to acquire all of the outstanding shares of the Company, other than shares held by them. On December 22, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Norse Holdings, Inc., a Delaware corporation (“Parent”), and Navy Acquisition Co. Inc., a Washington corporation and a direct, wholly-owned subsidiary of Parent (“Acquisition Sub”). The Merger Agreement provides that, on the terms and subject to the conditions of the Merger Agreement, Acquisition Sub will merge with and into Nordstrom, Inc., with Nordstrom, Inc. continuing as the surviving corporation and becoming a wholly-owned subsidiary of Parent. This transaction is expected to close in the first half of 2025, subject to certain approvals and conditions, including, among others, approval of the Merger Agreement by our shareholders. Under the terms of the Merger Agreement, upon the closing of the transaction, our shareholders will receive $24.25 in cash for each share of common stock they hold on the transaction closing date, without interest and less any required tax withholdings. In addition, prior to and contingent upon the closing, Nordstrom, Inc. may declare a special dividend of up to $0.25 per share (based on the amount of available cash on hand of Nordstrom, Inc. and its subsidiaries). Upon completion of the Merger, our shares of common stock will be delisted on the NYSE, and Nordstrom, Inc. will become a private company.
For a summary of the transaction, please refer to our Form 8-K filed with the SEC on December 23, 2024.
Products
In order to offer merchandise that our customers want, we purchase from a wide variety of high-quality domestic and foreign suppliers. Additionally, we utilize unowned inventory models that go beyond traditional wholesale arrangements and provide a broader and deeper assortment across our categories. We also have arrangements with agents and contract manufacturers to produce our private-brand merchandise.
Nordstrom Rack invests in pack and hold inventory, which involves the strategic purchase of merchandise from some of our top brands in advance of the upcoming selling seasons or to minimize inventory gaps from supply chain disruptions. This allows us to buy larger quantities of relevant items when available, then hold a portion to deploy in periods with high demand, tight supply, new store openings or system constraints. This inventory is typically held for six months on average.
Return Policy
We have a fair and reasonable approach to returns, handling them on a case-by-case basis with the ultimate objective of customer satisfaction. Almost all merchandise can be returned by mail or at any store location. Our goal is to take care of our customers, which includes making returns and exchanges easy, whether in stores or online. At our Nordstrom banner, where we offer free shipping on purchases and returns, we have no formal policy on how long we accept returns for purchases made. Purchases made from Marketplace have specific return windows designated by the vendors. We generally accept returns of apparel, footwear, accessories and home products with the original price tag and sales receipt up to 30 days from the date of purchase at Nordstrom Rack stores and up to 40 days from the date of order at NordstromRack.com.
Loyalty Program
The Nordy Club is our customer loyalty program that incorporates a traditional point and benefit system, while providing customers exclusive access to products and events, enhanced services, personalized experiences and more convenient ways to shop. Customers accumulate points based on their level of spending and type of participation. Upon reaching certain point thresholds, customers receive Nordstrom Notes, which can be redeemed for goods or services across Nordstrom, including Marketplace, and Nordstrom Rack. The Nordy Club benefits vary based on the level of customer spend, and include bonus points days and shopping and fashion events.
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
Although the primary purpose of offering our credit cards is to foster greater customer loyalty and drive more sales, we also receive credit card revenue through our program agreement with TD. Under that agreement, which was amended in October 2024 and now runs through March 2032, TD is the exclusive issuer of Nordstrom-branded consumer credit cards. Credit card revenues, net include our portion of the ongoing credit card revenue, net of credit losses, pursuant to our program agreement with TD.

Nordstrom, Inc. and subsidiaries 9

Supply Chain Network
We are continually optimizing and enhancing our Supply Chain Network facilities and inventory management systems to support our omni-channel capabilities and provide greater access to merchandise selection and faster delivery. As of February 1, 2025, our Supply Chain Network consists of:
•two fulfillment centers that primarily process and ship orders to our customers
•six distribution centers that primarily process and ship merchandise to our stores and other facilities
•one omni-channel center that both fulfills customer orders and ships merchandise to our stores
In addition, our existing fleet of Nordstrom and Nordstrom Rack stores enables pickup and returns of online orders and facilitates a broader assortment to our digital customers. We select locations and customize inventory allocations to enable merchandise to flow more efficiently and quickly to our customers. Nordstrom online purchases are primarily shipped to our customers from our fulfillment centers but may also be shipped from our Nordstrom stores, distribution centers or omni-channel center. Nordstrom in-store purchases are primarily fulfilled from that store’s inventory, but when inventory is unavailable at that store, it may also be shipped to our customers from our fulfillment centers, distribution centers, omni-channel center or from other Nordstrom stores. Nordstrom Rack online purchases are shipped to our customers from our fulfillment centers, distribution centers or over 100 Nordstrom Rack stores. Both Nordstrom and Nordstrom Rack selectively use vendor dropship to supplement online offerings, which are then shipped directly from the vendor to the end customer, or can be bought online and picked up in store.
In the future, we plan to add Nordstrom Rack inventory and fulfillment to our first large-scale omni-channel center in Riverside, California, which currently supports our Nordstrom customers in the West Coast region. Our smaller local omni-channel hub in Torrance, California ceased operations in the third quarter of 2022 as we scaled our Riverside location to support demand in that region. In 2024, we relocated our San Bernardino, California fulfillment center operations to our West Coast omni-channel center.
EMPLOYEES
We believe that creating a best-in-class customer experience begins with creating an environment that celebrates and supports all our employees. As we strive to attract and retain the best talent in the industry, we are committed to cultivating a workplace culture where our employees feel included, supported and confident bringing their full selves to work.
As of February 1, 2025, we employed approximately 55,000 employees. Approximately 80% of employees support our stores and approximately 10% support our Supply Chain Network. Due to the seasonal nature of our business, the number of temporary employees may vary, and peaks during our Anniversary Sale and holiday seasons. In connection with these peak shopping seasons, our employee count may increase by over 5% to meet the needs of the business.
Inclusion and Belonging
We are committed to fostering a welcoming and inclusive environment for everyone, with an emphasis on creating fair and consistent practices and policies that benefit our people, our customers and our brand partners. Our purpose is simple: to help customers feel good and look their best. We have learned from generations of experience that building diverse teams representing all our customers is the most effective way to fulfill this purpose and grow a successful business.
Our efforts to create a fair, consistent and inclusive workplace for everyone are supported by a dedicated team within human resources that collaborates with business leaders to develop and implement strategies and practices that benefit all employees. In addition, this work is supported by consistent reviews with Erik Nordstrom, our Chief Executive Officer, and Lisa Price, our Chief Human Resources Officer. Progress toward our ambitions is tracked and reviewed regularly by our executive team and Board of Directors.
We have several internal initiatives designed to facilitate belonging and connection among our teams. One way we foster a culture of inclusion is through our employee-led, company-sponsored Employee Resource Groups. In 2024, eight groups served our employees, providing company-wide programming to advance understanding and celebrate voices from across our organization. All employees are welcome to join any Employee Resource Group.
We strive to attract and retain the best talent in the industry, which is why we continue to partner with organizations that invest in improved pathways for fashion, design and retail talent for everyone. Investments in 2024 include the Fashion Scholarship Fund, the National Retail Federation Foundation’s Student Program and Harlem’s Fashion Row and their nonprofit ICON360’s annual HBCU Professor Retreat, which facilitates discussions on talent pipelines, teaching methods and industry opportunities.
To learn more about our efforts and initiatives, please refer to our 2023 Impact Report and other information available on our website at NordstromCares.com. The information contained or referred to on our website is not deemed to be incorporated by reference into this 2024 Annual Report unless otherwise expressly noted.

Employee Safety and Well-being
The health and safety of our customers, employees and communities are a responsibility we take very seriously. We continue to offer a variety of mental, emotional and physical wellness resources to support our employees, including mental health support and free counseling services through our Employee Assistance Programs.
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
•Benefits: We offer a range of benefits to all employees upon meeting eligibility requirements, including health care, wellness programs, financial and retirement plans and time away. In addition, we increased our focus on total well-being through a multi-year strategy to bring our people new resources and tools, including mental health support.
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
CORPORATE SOCIAL RESPONSIBILITY
We believe we have a responsibility to support the communities where we operate and to support the health, safety and human rights of people in our supply chain.
Our Corporate Social Responsibility strategy focuses on environmental sustainability, product sustainability, human rights and corporate philanthropy. In 2024, we made meaningful progress in these areas. Specific highlights include:
•Environmental Sustainability: Through our beauty packaging takeback and recycling program, BEAUTYCYCLE, we aim to take back 100 tons of beauty packaging waste by 2025. As of 2024, we have collected more than 90 tons of beauty packaging, nearing our goal. We are working to reduce our emissions in line with our science-based targets.
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
•Gender Equity: Promoting gender equity is part of our commitment to human rights, creating safe and fair workplaces for all workers in factories where we produce. By the end of 2025, we expect 90% or more of our Nordstrom Made product volume to be produced in facilities that invest in gender equity programs, and we are actively expanding production in factories that made this commitment. We are more than halfway to that goal.
•Charitable Giving: In our 14th year partnering with Shoes That Fit, we raised more than $1 million and donated more than 50,000 pairs of shoes to kids in our local communities. We launched our holiday giving campaign with our partners Big Brothers Big Sisters and Operation Warm, raising funds with our customers to foster mentoring relationships and to donate coats to kids who need them most. In total, our employees donated over $1.6 million to the causes they care about and volunteered over 34,000 hours.
To learn more about our corporate social responsibility efforts, see our 2023 Impact Report and other information available on NordstromCares.com. The information contained or referred to on our website is not deemed to be incorporated by reference into this 2024 Annual Report unless otherwise expressly noted.
TRADEMARKS
Our most notable trademarks include Nordstrom, Nordstrom Rack, Zella, Z by Zella, BP., Open Edit, Chelsea28, Caslon, Halogen, Tucker + Tate, Treasure & Bond, 14th & Union, Leith, Abound, Harper Canyon and Melrose and Market. Each of our trademarks is renewable indefinitely, provided it is still used in commerce at the time of the renewal.
SEASONALITY
Our business, like that of other retailers, is subject to seasonal fluctuations and cyclical trends in consumer spending. Our sales are typically higher in our second quarter, which usually includes most of our Anniversary Sale, and in the fourth quarter due to the holidays. One week of our Anniversary Sale shifted to the second quarter in 2024 from the third quarter in 2023.

Nordstrom, Inc. and subsidiaries 11

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
COMPETITIVE CONDITIONS
We operate in a highly competitive business environment. We regularly compete with other international, national, regional and local retailers, including internet-based businesses, omni-channel department stores, online marketplaces, brands selling direct to consumers online and in-stores, specialty stores, off-price stores and boutiques, which carry similar lines of merchandise. Our specific competitors vary from market to market. We believe the keys to competing in our industry are what will always matter most to our customers: providing compelling product and outstanding service, both digitally and in stores, backed by people who care. This includes serving customers on their terms by providing a seamless digital and physical experience, offering compelling, curated and quality products across a range of price points, and strategically partnering with relevant and limited-distribution brands, all in top markets.
AVAILABLE INFORMATION
We file annual, quarterly and current reports, proxy statements and other documents with the SEC. The SEC maintains a website at SEC.gov that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC.
Our website addresses are Nordstrom.com and NordstromRack.com. Our annual and quarterly reports on Form 10-K and Form 10-Q, current reports on Form 8-K, proxy statements, our executives’ statements of changes in beneficial ownership of securities on Form 4 and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available for free on or through our website as soon as reasonably practicable after we electronically file the report with or furnish it to the SEC. Interested parties may also access webcasts of quarterly earnings conference calls when held and other financial events through our website at investor.nordstrom.com.
We have a long-standing commitment to uphold a high level of ethical standards. In addition, we have adopted Codes of Business Conduct and Ethics for our employees, officers and directors and Corporate Governance Guidelines, which comply with the listing standards of the NYSE and SEC requirements. Our Codes of Business Conduct and Ethics, Corporate Governance Guidelines and Committee Charters for the following Board of Director Committees are available through our website:
•Audit and Finance
•Compensation, People and Culture
•Corporate Governance and Nominating
Any amendments to these documents, or waivers of the requirements they contain, will also be available on our website.
For printed versions of these items or any other inquiries, please contact:

Nordstrom Investor Relations
1617 Sixth Avenue
Seattle, Washington 98101
InvRelations@Nordstrom.com
Item 1A. Risk Factors.
Our business faces many risks. We believe the risks described below outline the items of most concern to us. In evaluating our Company, you should carefully consider the following factors, in addition to the other information in this 2024 Annual Report. Before you buy our common stock or invest in our debt, you should know that making such an investment involves risks including, but not limited to, the risks described below. Any one of the following risks could harm our business, financial condition, results of operations or reputation, each of which could cause our stock price to decline or a default on our debt payments, and you may lose all or a part of your investment. Additional risks, trends and uncertainties not presently known to us or that we currently believe are immaterial may also harm our business, financial condition, results of operations or reputation.

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
The retail environment is rapidly evolving. Customer shopping preferences continue to shift, including increasing expectations for faster delivery of product. In addition, the retail environment is under significant pressure from non-traditional retailers, including online marketplaces and rental and recommerce companies. We regularly compete with other international, national, regional and local retailers, including internet-based businesses, omni-channel department stores, online marketplaces, brands selling direct to consumers online and in-stores, specialty stores, off-price stores and boutiques, which carry similar lines of merchandise. Digital channels continue to facilitate comparison shopping, intensifying competition in the retail market, and marketing digitally is controlled by a few key platforms. If we fail to adequately anticipate or respond to customer behavior and expectations, or changing market dynamics, we may lose market share or our ability to remain competitive, causing our sales and profitability to suffer, and may potentially impact the valuation of our goodwill and result in a non-cash impairment charge. If the efficiency and allocation of loyalty marketing, advertising and promotional campaigns that attract customers through various programs and media, including digital media and print, is unsuccessful in influencing consumer behavior in our digital channels and stores, or if our competitors are more effective with their programs than we are, our growth and profitability could suffer. We also may not gather accurate and relevant data or effectively utilize that data, which may impact our strategic planning, marketing and loyalty programs and our overall decision making.

Nordstrom, Inc. and subsidiaries 13

Our customer relationships and sales may be negatively impacted if we do not anticipate and respond to consumer preferences and fashion trends or manage inventory levels appropriately.
Our ability to predict or respond to constantly changing fashion trends, demographics, consumer preferences and spending patterns significantly impacts our sales and operating results. We must effectively manage our merchandise mix to curate an assortment that offers newness and greater selection at various price points. Some merchandise may take several months from the time we place a purchase order to the time it is received, and our ability to accelerate or modify that timeline or purchase order contents may be limited. If we do not identify and respond to emerging trends in consumer spending and preferences quickly enough, identify the right partners that align with our customer strategy, broaden or expand our category offering fast enough or in the right areas or develop, evolve and retain our team’s talent, mindset and technical skills to support changing operating models, we may harm our ability to retain our existing customers or attract new customers. We also store a certain level of pack-and-hold inventory to deploy in periods with high demand, tight supply or system constraints. As a result, we are vulnerable to shifts in consumer demand and misjudgments in the assortment and timing of merchandise purchases, which may impact our ability to sell through this inventory in future periods. Ensuring we optimize our inventory and improve the planning and management of inventory through use of data and analytics is critical to serving the customer, driving growth and maximizing profitability. If we purchase too much inventory, we may be forced to sell our merchandise at lower average margins by taking significant markdowns, which could harm our business. Conversely, if we fail to purchase enough merchandise, or inventory does not arrive fast enough or as expected, we may lose opportunities for additional sales and potentially harm relationships with our customers.
Any inability to mitigate global labor and merchandise pricing pressures or disruptions may negatively impact our profitability.
Our profitability depends in part on our ability to anticipate and react to operating volatility, including the cost and availability of labor and merchandise. Increases in product and/or delivery costs, including changes in tariffs and the price of raw materials to us and our vendors that are directly or indirectly related to the production and distribution of our products or increases in energy, labor or fuel and transportation costs, may translate to higher sales prices, which may then impact customer demand. In the near term, we are focused on improving our internal network and processes by diversifying our carrier capacity, gaining better end-to-end visibility of inventory and increasing velocity and throughput in our Supply Chain Network. If we are unable to respond effectively to ongoing pricing pressures or labor shortages, or offset such costs, there could be a material adverse impact on our business and financial results.
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
Improvements to our processes and systems for our Supply Chain Network, inventory, buying, vendor payment and accounting could adversely affect our business if not successfully executed.
Our business depends on accuracy throughout our product flow process. We are making investments to streamline and standardize our Supply Chain Network, inventory, buying, vendor payments and accounting capabilities through changes in technology, such as the utilization of generative artificial intelligence-enabled methodologies and processes. If we encounter challenges associated with change management, inventory integrity and implementation of associated information technology or adoption of new processes, features or capabilities, our ability to continue to successfully execute or evolve our strategy with changes in the retail environment could be adversely affected. Or, if we are unable to maintain accurate, reliable and effective inventory tracking systems, such as our use of radio frequency identification technology, which are critical to our integrated omni-channel business strategy, it may adversely impact our sales and profitability and may result in canceled orders and increased costs relative to our current expectations.
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

Additionally, our success depends on the talents and abilities of our workforce in all areas of our business, especially personnel that can adapt to complexities and grow their skillsets across the changing environment. Our ability to successfully execute our customer strategy depends on attracting, developing and retaining qualified talent with diverse sets of skills, especially functional and technology specialists that directly support our strategies. We have a large workforce, and our ability to meet our labor needs is subject to various external factors such as regional minimum wage and benefits requirements, market pressures, prevailing wage rates, benefit mix, unemployment levels, changing demographics, economic conditions and a dynamic regulatory environment.
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
If earnings from our Nordstrom-branded credit cards decline, our financial and operational results may be negatively impacted.
The program agreement with TD was originally consummated on terms that allow us to maintain customer-facing activities, while TD facilitates issuance of Nordstrom-branded payment methods and provides payment processing services. In October 2024, we amended our program agreement to transition customer-facing activities to TD. If we do not successfully respond to potential risks and appropriately manage potential costs associated with the program agreement with TD, including risks relating to the transition of servicing functions to TD, or if this transition negatively impacts the customer service associated with our cards, resulting in harm to our business reputation and competitive position, our operations, cash flows and earnings could be adversely affected.
The Merger Agreement and the pendency of the Merger could have a material adverse effect on our business, results of operations, financial condition and stock price.
On December 22, 2024, the Company entered into the Merger Agreement with Parent and Acquisition Sub. The Merger Agreement provides that, on the terms and subject to the conditions of the Merger Agreement, Acquisition Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the merger and becoming a wholly owned subsidiary of Parent. At the effective time of the Merger closing, each outstanding share of Company common stock owned immediately prior to the effective time of the Merger (other than shares owned by the Company, Parent, or their respective wholly owned subsidiaries, the shares to be contributed to Parent by Liverpool and the Family Group, and shares held by shareholders who have complied with all the provisions of the Washington Business Corporation Act concerning dissenters’ rights), will be canceled and converted into the right to receive $24.25 per share of our Company’s common stock in cash, without interest and less any required tax withholdings. The Merger Agreement is subject to certain conditions, including, among others, approval of the Merger Agreement by our shareholders.
During the period between the signing of the Merger Agreement and the closing of the Merger, our business is exposed to certain inherent risks due to the announcement or pendency of the Merger which may impact our business relationships, financial condition and operating results. Some of these risk factors include:
•difficulties maintaining relationships with customers, vendors, suppliers, landlords, service providers and other business partners, who may defer decisions about working with us or seek to delay or change existing business relationships with us,
•distraction of our current employees as a result of the Merger, which could result in a decline in their productivity or cause distractions in the workplace,
•our inability to attract new employees or retain current employees may be exacerbated due to the Merger and uncertainties related to the Merger,
•diversion of significant management time and resources related to the Merger and transactions related to the Merger,
•impact of costs related to the completion of the Merger and the transactions related to the Merger,
•unanticipated difficulties or expenditures relating to the proposed transaction,
•our inability to solicit other acquisition proposals, pursue alternative business opportunities, make strategic changes to our business and other restrictions on our ability to conduct our business pursuant to the Merger Agreement, and
•other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.

Nordstrom, Inc. and subsidiaries 15

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, we are generally required to conduct our business in the ordinary course. However, we are restricted from taking certain actions without Parent’s consent. These limitations include, among other things, restrictions on our ability to amend our organizational documents, acquire other businesses and assets, dispose of our assets, make investments, repurchase, reclassify or issue securities, make loans, incur indebtedness, make capital expenditures, enter into, amend or terminate certain contracts, change accounting policies or procedures, initiate or settle certain litigation, change tax classifications and elections, or take certain actions relating to intellectual property. These restrictions, although subject to certain limited exceptions, could prevent us from pursuing strategic business opportunities and taking extraordinary actions with respect to our business during this period.
Litigation related to the Merger could prevent or delay completion of the Merger or otherwise negatively affect our business and operations.
Putative shareholder complaints, including shareholder class action complaints, and other complaints or actions may be filed against us, our Board of Directors, and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against such future claims. Lawsuits may be filed against us, our Board of Directors, the other parties to the Merger Agreement, or others, which could delay or prevent the Merger and otherwise adversely affect our business, results of operations and financial condition.
The Merger may not be completed within the expected timeframe, or at all, and significant delay or the failure to complete the Merger could adversely affect our business.
We cannot assure that our business, our relationships or our financial condition will not be adversely affected if the Merger is not consummated within the expected timeframe, or at all. The consummation of the Merger is subject to certain conditions, including obtaining the Requisite Shareholder Approvals and the absence of a Below Investment Grade Rating Event (as defined in the Merger Agreement). In addition, each party is entitled to certain rights to terminate the Merger Agreement, including that we or Parent may terminate the Merger Agreement if the Merger is not consummated on or before September 22, 2025 (which date may be automatically extended in certain circumstances pursuant to the terms of the Merger Agreement).
While it is currently anticipated that the Merger will be consummated in the first half of 2025, we cannot assure you that these conditions will be satisfied in a timely manner or at all, that an effect, event, development, or change will not transpire that could delay or prevent these conditions from being satisfied, or that we or Parent will not terminate the Merger Agreement if entitled to do so. For instance, the Merger might not be completed if the Parent Parties fail to obtain the financing to complete the proposed transaction or if we do not have a sufficient amount of cash on hand to complete the proposed transaction.
Failure to complete the Merger within the expected timeframe, or at all, could adversely affect our business and the market price of our common stock in several ways, including the following:
•to the extent that the current market price of our stock reflects an assumption that the Merger will be completed, it may be negatively impacted because of a failure to complete the Merger within the expected timeframe or at all,
•investor and consumer confidence in our business could decline, litigation could be brought against us, relationships with vendors, service providers, investors, landlords, and other business partners may be adversely impacted, and we may be unable to retain key personnel,
•we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other costs in connection with the Merger and the transactions contemplated by the Merger for which we may receive little or no benefit if the Merger is not completed. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger,
•failure to complete the Merger may result in negative publicity and a negative impression of us in the investment and vendor community, and
•if the Merger Agreement is terminated in certain circumstances, we must pay a termination fee to the Parent Parties.
The occurrence of any of these events individually or in combination could materially and adversely affect our business, results of operations, financial condition and the price of our common stock.

DATA, CYBERSECURITY AND INFORMATION TECHNOLOGY RISKS
Even if we take appropriate measures to safeguard our information, network and environment from security breaches or unauthorized disclosures, our customers, employees and business could still be exposed to risk.
We and our third-party providers access, collect, store and transmit sensitive and confidential Company, customer and employee data and information, including consumer preferences and credit card information, all of which are subject to demanding and continuously evolving privacy and security laws and regulations. A number of jurisdictions where we do business have enacted or are considering new privacy and data protection laws, which impact our responsibilities with respect to this data, including California, Colorado, Connecticut, Utah and Virginia. In addition, advances in artificial intelligence technologies, which attackers may use, increase vulnerability to cyberattacks, cyber incidents or privacy incidents.
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
Our ability to transact with customers and operate our business depends on the efficient operation of various internal and third-party information technology systems, including cloud computing, data centers, hardware, software and applications, to manage certain aspects of our Company, including online and in store transactions, logistics and communication, inventory and reporting systems. We seek to build resilient and secure systems, select reputable system vendors and implement procedures intended to enable us to protect our systems when we modify them. We test our systems to address vulnerabilities and train our employees regarding practices to protect the safety of our technology systems.
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
We have a well-recognized culture and reputation that consumers may associate with a high level of integrity, customer service and quality merchandise, and it is one of the reasons customers shop with us and employees choose us as a place of employment. We must continue to preserve our reputation, which is largely based on public perceptions. Any significant damage to our reputation, including damages arising from noncompliant business, data privacy, information security, diversity, environmental or social responsibility practices, news about our Company or factors outside our control or on social media, could diminish customer trust and result in changes in customer behavior, weaken our vendor relationships, reduce employee morale and productivity and lead to difficulties in recruiting and retaining qualified employees. Additionally, management may not accurately assess the impact of significant legislative changes, including those that relate to data privacy and security, employment matters, labor issues, environmental compliance and health care, impacting our relationship with our customers or our workforce and adversely affecting our sales and operations.

Nordstrom, Inc. and subsidiaries 17

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
Any of these risks individually or in combination could materially and adversely affect our business, results of operations, financial condition and the price of our Company common stock.
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
We market our brands, sell product through third-party platforms, and make our own apps available to customers through a variety of third-party publisher and platform channels and our ability to market on any given platform or channel is subject to the policies of that party and regulatory requirements. Our dependency on the interoperability of our products with popular mobile operating systems, such as Android or iOS, websites, networks, technologies, products and standards that we do not control, coupled with their unilateral control of the terms of service and ongoing regulatory scrutiny associated with targeted advertising, could reduce or eliminate our ability to update our apps or sell product on these platforms. Any changes, bugs or technical issues in such systems or websites may limit our ability to effectively deliver our products, or to target or measure the effectiveness of our ads. If we do not pick the platforms relevant to our customers, if the platforms give preferential treatment to competitors, limit our ability to deliver, target or measure the effectiveness of ads, or if there is a sudden shift in platform preference, our ability to market our brand effectively could be negatively impacted. Furthermore, to the extent platform users do not opt-in to certain data collection and sharing practices, our ability to deliver, target or measure the effectiveness of ads or drive usage on our apps is impacted.

The concentration of stock ownership in a small number of our shareholders may limit a shareholder’s ability to influence corporate matters and impact the price of our shares.
The Parent Parties hold aggregate beneficial ownership of approximately 43% of our common stock. As a result, these persons may be able to exercise considerable influence over matters requiring shareholder approval, including the election of directors or other matters impacting our management or corporate governance.
The corporate law of the State of Washington, where we are incorporated, provides that approval of a merger or similar significant corporate transaction requires the affirmative vote of two-thirds of a company’s outstanding shares. The interests of the Parent Parties may differ from the interest of our shareholders as a whole. The beneficial ownership of the Parent Parties may have the effect of discouraging offers to acquire us (including competing offers to the Merger from third parties), delaying or otherwise preventing a significant corporate transaction because the consummation of any such transaction would likely require their approval. As a result of these factors, the market price of our common stock may be affected.
INVESTMENT AND CAPITAL RISKS
If we fail to appropriately manage our capital, we may negatively impact our operations and shareholder return.
We utilize working capital to finance our operations, pay for capital expenditures, acquisitions and investments, manage our debt levels and return value to our shareholders through dividends and share repurchases. Sufficient cash and liquidity are necessary to fund our business. Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict access to a potential source of liquidity. A deterioration in our capital structure or the quality and stability of our earnings could result in noncompliance with our debt covenants or a downgrade of our credit rating, constraining the financing available to us or limiting our ability to issue dividends or repurchase shares. In 2024, the three major rating agencies downgraded the Company’s credit rating. Any future reductions in our credit ratings could result in restricted access to financing and increased borrowing costs and could adversely impact our operations and financial condition. In addition, if we do not properly allocate our capital to maximize returns or we do not maintain financial flexibility, our operations, cash flows and returns to shareholders could be adversely affected.
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

Nordstrom, Inc. and subsidiaries 19

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
Additionally, factors such as changes in sales and operating income, changes in our market valuations, performance results for the general retail industry, news or announcements by us or our industry competitors or changes in analysts’ recommendations may cause volatility in the price of our common stock and our shareholder returns.
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
Like other retailers, our stores have been impacted by changing levels of theft or vandalism, which may affect consumer traffic in our stores and cause inventory shrinkage. Risk of loss or theft of assets, including inventory shrinkage, is inherent in the retail business. Loss or theft may be caused by error or misconduct of employees, customers, vendors or other third parties through organized retail crime and professional theft. If we experience higher rates of inventory shrinkage at stores located in shopping centers and malls, or if we are unable to effectively reduce the impact of loss or theft of assets, our operating results could be adversely affected. The severity or quantity of incidents, including perceptions and reactions, may result in reputational damage or loss of customer trust.
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
Accounting principles and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of accounting matters that are relevant to our business, including, but not limited to, revenue recognition, inventory valuation, long-lived asset recoverability, income taxes and contingent liabilities, are highly complex and involve subjective assumptions, estimates and judgments. Changes in these rules and regulations, changes in our interpretation or our misapplication of the rules or regulations, changes in accounting policies or changes in underlying assumptions, estimates or judgments could adversely affect our financial performance or financial position.
Item 1B. Unresolved Staff Comments.
None.

Nordstrom, Inc. and subsidiaries 21

Item 1C. Cybersecurity.
Nordstrom understands that establishing, executing and sustaining effective cybersecurity measures to secure our information systems and preserve the confidentiality, integrity and availability of our data is critical to the success of the business.
Management of Material Risks and Integrated Overall Risk Management
Our comprehensive risk management framework is intended to strategically incorporate cybersecurity risk management across the company, with the objective of ensuring that cybersecurity considerations underpin the decision-making processes at all organizational levels. Our risk management team collaborates closely across various Enterprise-wide business units to continually assess and address identified cybersecurity risks in alignment with business objectives. The CTIO regularly updates the Chief Financial Officer and Chief Executive Officer on material cybersecurity risks and events.
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
Risks from Cybersecurity Threats
Nordstrom has not experienced any cybersecurity incident that has materially impacted, or that is reasonably likely to materially impact, our operations, financial condition or cash flows.
Cybersecurity Risk Management Personnel
Primary responsibility for assessing, monitoring, mitigating and managing our cybersecurity risks rests with our information security organization, currently led by our CTIO. The CTIO has over 25 years of experience leading technology teams in retail and in many highly regulated industries including Healthcare, Pharmaceuticals and Financial Services. Our CTIO supports a skilled information security organization that brings expertise in vulnerability management, incident response, penetration testing, regulatory compliance and other critical information security domains. Our information security team maintains certifications from recognized external security authorities such as ISC2, CompTIA, ISACA, GIAC, SANS, PCI and OffSec. The security program is assessed annually by a reputable third party to provide guidance for continuous improvement.
Monitoring and Responding to Cybersecurity Incidents
The security organization stays informed about the latest developments in cybersecurity, implements processes for regular monitoring of information systems and deploys relevant security measures. In the event of a cybersecurity incident, a formal incident response plan is in place for immediate actions and long-term strategies.
Board of Directors Oversight
The Board of Directors has oversight responsibilities regarding cybersecurity risk. At regularly scheduled meetings (at least quarterly), in addition to such additional interactions as may be necessary in specific circumstances, our Chief Executive Officer and CTIO update the Board on emerging cybersecurity risks and developments impacting Nordstrom.

Item 2. Properties.
(Square footage amounts in thousands)
Square footage is the total floor area of a building, measured from the exterior of the building walls. The following table summarizes the Supply Chain Network and retail locations we own or lease and the total square footage by category as of February 1, 2025:

	Number of Locations
	Supply Chain Network	Nordstrom	Nordstrom Rack	Total Square Footage
Leased buildings on leased land	1	18	278	13,139
Owned buildings on leased land	—	54	—	9,919
Owned buildings on owned land	8	24	1	8,250
Partly owned and partly leased	—	2	—	544
Total	9	98	279	31,852
The following table summarizes our Supply Chain Network and retail store count and square footage activity:

	Count		Square Footage
Fiscal year	2024	2023	2024	2023
Total, beginning of year	369	368	32,381	33,693
Openings:
Nordstrom	—	—	—	—
Nordstrom Rack	23	19	648	531
Relocations, remodels or changes	—	—	—	(8)
Closures	(6)	(18)	(1,177)	(1,835)
Total, end of year	386	369	31,852	32,381

Nordstrom, Inc. and subsidiaries 23

The following table lists our Supply Chain Network and retail store count and square footage by state as of February 1, 2025:

	Supply Chain Network		Nordstrom		Nordstrom Rack		Total
	Count	Square Footage	Count	Square Footage	Count	Square Footage	Count	Square Footage
Alabama	—	—	—	—	1	27	1	27
Alaska	—	—	—	—	1	35	1	35
Arizona	—	—	1	235	11	365	12	600
California	3	1,671	26	3,669	68	2,349	97	7,689
Colorado	—	—	2	387	8	268	10	655
Connecticut	—	—	2	341	1	36	3	377
Delaware	—	—	1	127	1	32	2	159
Florida	1	221	6	1,031	19	621	26	1,873
Georgia	—	—	2	383	6	214	8	597
Hawaii	—	—	1	195	2	78	3	273
Idaho	—	—	—	—	1	37	1	37
Illinois	—	—	4	947	17	623	21	1,570
Indiana	—	—	1	134	3	85	4	219
Iowa	2	1,529	—	—	1	35	3	1,564
Kansas	—	—	1	219	3	90	4	309
Kentucky	—	—	—	—	1	33	1	33
Louisiana	—	—	—	—	3	90	3	90
Maine	—	—	—	—	1	30	1	30
Maryland	1	451	3	603	6	219	10	1,273
Massachusetts	—	—	3	452	7	266	10	718
Michigan	—	—	2	430	5	178	7	608
Minnesota	—	—	2	380	4	134	6	514
Missouri	—	—	2	342	2	69	4	411
Nebraska	—	—	—	—	1	30	1	30
Nevada	—	—	1	207	4	132	5	339
New Jersey	—	—	4	817	8	284	12	1,101
New Mexico	—	—	—	—	1	34	1	34
New York	—	—	5	838	7	244	12	1,082
North Carolina	—	—	2	300	4	134	6	434
Ohio	—	—	3	549	8	282	11	831
Oklahoma	—	—	—	—	2	67	2	67
Oregon	1	374	2	363	7	243	10	980
Pennsylvania	1	976	2	381	7	240	10	1,597
Rhode Island	—	—	—	—	1	38	1	38
South Carolina	—	—	—	—	3	101	3	101
Tennessee	—	—	1	145	4	117	5	262
Texas	—	—	8	1,413	23	760	31	2,173
Utah	—	—	2	277	4	130	6	407
Virginia	—	—	2	452	7	268	9	720
Washington	—	—	6	1,270	12	442	18	1,712
Washington D.C.	—	—	—	—	2	66	2	66
Wisconsin	—	—	1	150	2	67	3	217
Total	9	5,222	98	17,037	279	9,593	386	31,852
Our headquarters are located in Seattle, Washington, where our offices consist of both leased and owned space.
As of March 21, 2025, we have announced 20 Nordstrom Rack store openings and one Nordstrom store closure in 2025 and one Nordstrom Rack store opening in 2026. Additionally, subsequent to year-end, we closed one Nordstrom Local service hub and plan to reopen it as a storefront dedicated to personal styling.

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
On March 2, 2023, Nordstrom Canada commenced a wind-down of its business operations pursuant to a CCAA proceeding overseen by the Ontario Superior Court of Justice. See Note 2: Canada Wind-down in Part II for more information.
As of the date of this report, we do not believe any other currently identified claim, proceeding or litigation, either alone or in the aggregate, will have a material impact on our results of operations, financial position or cash flows. Since these matters are subject to inherent uncertainties, our view of them may change in the future.
Item 4. Mine Safety Disclosures.
None.

Nordstrom, Inc. and subsidiaries 25

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
(Dollar and share amounts in millions, except per share amounts and where otherwise noted)
MARKET AND SHAREHOLDER INFORMATION
Our common stock, without par value, is traded on the NYSE under the symbol “JWN.” The approximate number of record holders of common stock as of March 14, 2025 was 4,286. On this date, we had 166,898,470 shares of common stock outstanding.
DIVIDENDS
The following table summarizes our historical dividends declared and paid per share:

Fiscal year	2024	2023
1st Quarter	$0.19	$0.19
2nd Quarter	0.19	0.19
3rd Quarter	0.19	0.19
4th Quarter	0.19	0.19
Full Year	$0.76	$0.76
Any future determination to pay cash dividends and the amount of dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, operating results, capital requirements, contractual commitments and such other factors as the Board of Directors deems relevant (see Liquidity in Item 7 and Note 11: Shareholders’ Equity in Item 8).
SHARE REPURCHASES
We repurchased no shares of common stock during the fourth quarter of 2024 and we had $438 remaining in share repurchase capacity as of February 1, 2025.
See Note 11: Shareholders’ Equity in Item 8 for more information about our August 2018 and May 2022 share repurchase programs. While the Merger Agreement is in effect, we are prohibited from repurchasing shares of our common stock, including under the May 2022 program, without the prior written consent of Parent. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to the discretion of the Board of Directors, contractual commitments, market and economic conditions and applicable SEC rules.

STOCK PRICE PERFORMANCE
The following graph compares the cumulative total return of Nordstrom common stock, Standard & Poor’s Retail Index (“S&P Retail”), Standard & Poor’s 500 Index (“S&P 500”) and Nordstrom’s peer group for each of the last five fiscal years ended February 1, 2025. S&P Retail is composed of 15 retail companies representing an industry group of the S&P 500. Our peer group is consistent with the retail peer group that we include in the Compensation Discussion and Analysis section of Item 11 in Part III and is weighted by the market capitalization of each component. The following graph assumes an initial investment of $100 each in Nordstrom common stock, S&P Retail, S&P 500 and Nordstrom’s peer group on February 1, 2020 and assumes reinvestment of dividends.

End of fiscal year[1]	2019	2020	2021	2022	2023	2024
Nordstrom common stock	$100	$98	$61	$53	$54	$75
S&P Retail	$100	$141	$150	$124	$174	$228
S&P 500	$100	$117	$142	$132	$164	$202
Nordstrom’s peer group	$100	$112	$122	$130	$144	$175
1 Dollar amounts are in ones.

Nordstrom, Inc. and subsidiaries 27

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollar and share amounts in millions, except per share amounts and where otherwise noted)
The following MD&A provides a narrative of our financial performance and is intended to promote understanding of our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, Item 8: Financial Statements and Supplementary Data and generally discusses the results of operations for fiscal year 2024 compared with 2023. For our comparison and discussion of 2023 and 2022, see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our 2023 Annual Report. For our discussion of market risk information for 2023, see Item 7A: Quantitative and Qualitative Disclosures About Market Risk in Part II of our 2023 Annual Report. The following discussion and analysis contains forward-looking statements and should also be read in conjunction with Item 1A: Risk Factors in Part I, as well as other cautionary statements and risks described elsewhere in this 2024 Annual Report, before deciding to purchase, hold or sell shares of our common stock.

Overview	29
Results of Operations	30
Liquidity	35
Capital Resources	38
Critical Accounting Estimates	40
Recent Accounting Pronouncements	41

OVERVIEW
In 2024, we reported net earnings of $294, or 2.0% of net sales, $1.74 per diluted share and EBIT of $495, or 3.4% of net sales. Excluding charges related primarily to a supply chain asset impairment in the second quarter, accelerated technology depreciation in the third and fourth quarters, and privatization fees in the fourth quarter, adjusted EBIT was $593 or 4.1% of net sales, and adjusted EPS was $2.17 for 2024.
Total Company net sales increased 2.4% compared with 2023, including a negative impact of approximately $190, or 130 basis points, from the 53rd week in 2023, and total Company comparable sales increased 3.6%. In 2024, women’s apparel, active, men’s apparel, kids and shoes had the strongest growth compared with 2023.
We remain committed to delivering profitable growth while improving the customer experience. Our results reflect our focus throughout 2024 on our three priorities: driving Nordstrom banner growth, operational optimization and building on momentum at Nordstrom Rack.
Driving Nordstrom banner growth – We are committed to driving growth at the Nordstrom banner, with a focus on digital-led growth supported by stores, aiming to further enable our customers to shop when and where they want. In our Nordstrom stores, we continued our efforts to provide a more consistent offering of the brands that matter most to our customers across our entire store fleet. This includes ensuring that we have the newness, relevance and depth of merchandise that our customers value, including our Nordstrom private brands, which were relaunched earlier this year. Our efforts to drive Nordstrom banner growth are taking hold, resulting in comparable sales growth of 3% in 2024 and over 5% in the fourth quarter as we had investments during the year to improve the offering of our customers’ favorite brands. For our customers that prefer to shop online, we aim to make the experience seamless and engaging through technology. In the first quarter of 2024, we launched our digital Marketplace on Nordstrom.com, which allows customers to shop more products and sizes from their favorite brands while providing more access to new and emerging labels. We currently have over 400 sellers offering a wide selection to our customers and we expect to continue to scale our Marketplace business in 2025.
Operational optimization – We are focused on optimizing our operations, including in our supply chain, to drive improvements in customer experience through faster delivery and moving product efficiently through our network to provide relevance and freshness. We continued to make progress against our supply chain initiatives during 2024, lowering our per unit costs and strengthening our inventory integrity while delivering a better experience to our customers through a consistent flow of fresh merchandise. We also expanded the penetration of our RFID technology across our locations, which increased our real time visibility into our inventory health and integrity while enhancing the customer experience through improved inventory accuracy, and our inventory shrinkage improved over last year.
Building on momentum at Nordstrom Rack – We continued to expand our reach and convenience for customers by opening 23 new Nordstrom Rack stores in 2024 and expect to open a similar number of stores in 2025. We believe new Rack stores are a great investment, with returns that exceed our cost of capital and have a short payback period. Expanding our network of stores also brings our omni-channel services closer to the customer, giving them more reasons and opportunities to engage with us. In 2024, we launched store fulfillment of Rack digital orders and the ability to buy online and pick up in over 100 Nordstrom Rack stores. Our Rack business continues to be a differentiator in off-price retail, enabling our customers to shop when and how they want. Our strategy and focus on great brands at great prices continued to deliver results with increases in traffic, conversion and customers during the fourth quarter of 2024.
We maintained the momentum we built throughout the year, which resulted in full-year sales and profitability coming in at the high end of our expectations. We are proud of the efforts that we undertook in 2024, as well as the outcomes that enhanced the customer experience and drove improved financial results. We are committed to delivering profitable growth while improving the customer experience, and we expect 2025 to be a year of continued momentum toward the long-term strength and durability of our business.
Pending Merger
In December 2024, Nordstrom, Inc. announced that it had reached an agreement with members of the Nordstrom family and Liverpool to acquire all of the outstanding common shares of Nordstrom, Inc. not already beneficially owned by the Nordstrom family and Liverpool. The transaction is expected to close in the first half of 2025, subject to certain conditions, including approval by shareholders. Upon completion, the Company’s common stock will be delisted on the NYSE, and Nordstrom, Inc. will become a private Company. See Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8 for additional information.

Nordstrom, Inc. and subsidiaries 29

RESULTS OF OPERATIONS
In our ongoing effort to enhance the customer experience, we are focused on providing a seamless retail experience across our Company. We continue to invest in integrating our operations, merchandising and technology across our stores and online in both our Nordstrom and Nordstrom Rack banners. By connecting our digital and physical assets across Nordstrom and Nordstrom Rack, we are able to better serve customers when, where and how they want to shop. We have one Retail reportable segment and analyze our results on a total Company basis, using customer, market share, operational and net sales metrics.
We operate on a 52/53-week fiscal year ending on the Saturday closest to January 31st. References to 2024 and any other year included within this document are based on a 52-week fiscal year, except for fiscal year 2023, which was a 53-week fiscal year.
We monitor a number of key operating metrics to evaluate our performance. In addition to net sales, net earnings and other results under GAAP, other key operating metrics we use are GMV, comparable sales and inventory turnover rate.
•GMV: calculated as the total dollar value of owned and unowned inventory sold through our digital platforms and stores, including the impact of estimated future customer returns and deferred revenue from The Nordy Club points and Notes. We use GMV as an indicator of the scale and growth of our operations and the impact of our unowned inventory models.
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
•Inventory Turnover Rate: calculated as the trailing four-quarter merchandise cost of sales divided by the trailing 13-month average inventory. Inventory turnover rate is an indicator of our success in optimizing inventory volumes in accordance with customer demand. Merchandise inventories prior to February 4, 2024 were calculated under the retail inventory method. Effective February 4, 2024, we changed our accounting method to the weighted average cost method, and recorded the cumulative effect of this change in accounting principle in beginning accumulated deficit on our Consolidated Balance Sheet as of February 4, 2024 (see Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8).
Additionally, we use Operational GMV, calculated as the total dollar value of owned and unowned inventory sold through our digital platforms and stores, excluding the impact of estimated future customer returns and deferred revenue from The Nordy Club points and Notes, to measure incentive compensation. Refer to Item 11. Executive Compensation in Part III for additional information.
Net Sales
The following table summarizes net sales:

Fiscal year	2024	2023
Net sales:
Nordstrom	$9,390	$9,436
Nordstrom Rack	5,167	4,783
Total net sales	$14,557	$14,219

Net sales increase (decrease):
Nordstrom	(0.5%)	(8.2%)
Nordstrom Rack	8.0%	(0.6%)
Total Company	2.4%	(5.8%)

Digital sales:
As a % of total net sales	36%	36%
Digital sales increase (decrease)	2.3%	(10.5%)

GMV increase (decrease):
Nordstrom	0.6%	(8.5%)
Total Company	3.1%	(6.1%)
Total Company net sales and GMV increased for fiscal year 2024, compared with 2023. Full fiscal year 2023 results included approximately 130 basis point positive impact and approximately $190 in additional net sales related to the 53rd week. Women’s apparel, active and men’s apparel had the strongest growth compared with 2023. Total Company digital sales increased for fiscal year 2024, compared with 2023. Comparable sales increased 3.6% in 2024 compared with 2023.

Nordstrom net sales decreased and GMV increased compared with 2023, which reflected a decrease in the number of items sold, while the average selling price per item sold remained flat. Full fiscal year 2023 results included an approximately 120 basis point positive impact related to the 53rd week. Nordstrom comparable sales increased 3.0% in 2024 compared with 2023.
Nordstrom Rack net sales increased compared with 2023, which reflected an increase in both the number of items sold and the average selling price per item sold. Full fiscal year 2023 results included an approximately 150 basis point positive impact related to the 53rd week. Nordstrom Rack comparable sales increased 4.7% in 2024 compared with 2023.
See Note 3: Revenue in Item 8 for information about disaggregated revenues.
Credit Card Revenues, Net
Credit card revenues, net decreased $15 compared with 2023, primarily due to higher credit losses, partially offset by an increase in finance charges from higher outstanding balances.
Gross Profit
The following table summarizes gross profit:

Fiscal year	2024	2023
Gross profit	$5,161	$4,916
Gross profit as a % of net sales	35.5%	34.6%
Inventory turnover rate	3.51	3.58
In 2024, gross profit increased $245 and 90 basis points as a rate of net sales compared with 2023, primarily due to higher sales and merchandise margin expansion driven by increased inventory productivity and improved shrinkage, partially offset by higher labor costs.
Ending inventory as of February 1, 2025 increased 11%, compared with February 3, 2024, versus a 2% decrease in sales in the fourth quarter of 2024, compared with 2023. The increase in inventory levels compared with 2023 was driven primarily by growth in the top brands at both banners and higher in-transit inventory late in the fourth quarter.
Selling, General and Administrative Expenses
SG&A is summarized in the following table:

Fiscal year	2024	2023
SG&A	$5,125	$4,855
SG&A as a % of net sales	35.2%	34.2%
SG&A increased $270 and 105 basis points as a rate of net sales in 2024 compared with 2023, primarily due to higher labor costs and charges related to a supply chain asset impairment, accelerated technology depreciation and privatization fees. These charges are included in unallocated Corporate/Other expenses within Note 15: Segment Reporting in Item 8. In addition, the change in SG&A rate was partially offset by leverage on higher sales.
Canada Wind-down Costs
We recognized charges associated with the wind-down of Nordstrom Canada of $284 in the year ended February 3, 2024 (see Note 2: Canada Wind-down in Item 8).
Earnings Before Interest and Income Taxes
EBIT is summarized in the following table:

Fiscal year	2024	2023
EBIT	$495	$251
EBIT margin	3.4%	1.8%
EBIT increased $244 and 165 basis points as a rate of net sales in 2024 compared with 2023. The increase was primarily due to $284 of expenses associated with the wind-down of Canadian operations in 2023 and higher sales in 2024, partially offset by higher labor costs and charges related to a supply chain asset impairment, accelerated technology depreciation and privatization fees.

Nordstrom, Inc. and subsidiaries 31

Interest Expense, Net
Interest expense, net is summarized in the following table:

Fiscal year	2024	2023
Interest on long-term debt and short-term borrowings	$143	$150
Interest income	(33)	(33)
Capitalized interest	(8)	(13)
Interest expense, net	$102	$104
Interest expense, net decreased $2 in 2024 compared with 2023, primarily due to the retirement of our 2.30% senior notes in April 2024, partially offset by a decrease in capitalized interest.
Income Tax Expense
Income tax expense is summarized in the following table:

Fiscal year	2024	2023
Income tax expense	$99	$13
Effective tax rate	25.3%	8.6%
The following table illustrates the components of our effective tax rate:

Fiscal year	2024	2023
Statutory rate	21.0%	21.0%
State and local income taxes, net of federal income taxes	3.9%	4.0%
Federal credits	(1.8%)	(4.7%)
Non-deductible expenses	1.4%	2.9%
Stock-based compensation	1.1%	5.1%
Valuation allowance	—	6.6%
Taxes on foreign operations	1.2%	1.5%
Excess tax over book loss on Canada wind-down	(2.0%)	(18.2%)
Resolution of prior period tax matters	—	(11.2%)
Other, net	0.5%	1.6%
Effective tax rate	25.3%	8.6%
The increase in the effective tax rate for 2024, compared with 2023, was primarily due to additional tax benefits related to the wind-down of Canadian operations and the favorable resolution of certain tax matters recorded in 2023.
Earnings Per Share
EPS is as follows:

Fiscal year	2024	2023
Basic	$1.79	$0.83
Diluted	$1.74	$0.82
Diluted EPS increased $0.92 in 2024 compared with 2023, primarily due to higher sales in fiscal year 2024. Charges related to a supply chain asset impairment, accelerated technology depreciation and privatization fees decreased EPS by $0.43 per diluted share for fiscal year 2024. Charges related to the wind-down of Canadian operations and a supply chain asset impairment and related charge decreased EPS by $1.30 per diluted share for fiscal year 2023.

Adjusted EBIT, Adjusted EBITDA, Adjusted EBIT Margin and Adjusted EPS (Non-GAAP Financial Measures)
The following are key financial metrics and, when used in conjunction with GAAP measures, we believe they provide useful information to evaluate our core business performance and enable comparison of financial results across periods. They also allow for greater transparency with respect to key metrics used by management for financial and operational decision-making. Adjusted EBIT, Adjusted EBITDA, Adjusted EBIT margin and Adjusted EPS exclude certain items that we do not consider representative of our core operating performance. The financial measure calculated under GAAP which is most directly comparable to Adjusted EBIT and Adjusted EBITDA is net earnings. The financial measure calculated under GAAP which is most directly comparable to Adjusted EBIT margin is net earnings as a percent of net sales. The financial measure calculated under GAAP which is most directly comparable to Adjusted EPS is diluted EPS.
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
The following is a reconciliation of net earnings to Adjusted EBIT and Adjusted EBITDA and net earnings as a percent of net sales to Adjusted EBIT margin:

Fiscal year	2024	2023
Net earnings	$294	$134
Income tax expense	99	13
Interest expense, net	102	104
Earnings before interest and income taxes	495	251
Privatization fees[1]	18	—
Accelerated technology depreciation[2]	26	—
Supply chain asset impairment and other	54	32
Canada wind-down costs	—	284
Adjusted EBIT	593	567
Depreciation and amortization expenses	573	586
Amortization of developer reimbursements	(57)	(69)
Adjusted EBITDA	$1,109	$1,084

Net sales	$14,557	$14,219
Net earnings as a % of net sales	2.0%	0.9%
EBIT margin	3.4%	1.8%
Adjusted EBIT margin	4.1%	4.0%
1 Privatization fees include transaction-related expenses incurred in connection with the Merger. These fees are included in SG&A on the Consolidated Statement of Earnings.
2As a result of a strategic decision, we recognized a charge related to incremental accelerated depreciation for a technology asset. The charge is included in SG&A on the Consolidated Statement of Earnings, unallocated Corporate/Other expenses in Note 15: Segment Reporting and depreciation and amortization expenses on the Consolidated Statement of Cash Flows.
The following is a reconciliation of diluted EPS to Adjusted EPS:

Fiscal year	2024	2023
Diluted EPS	$1.74	$0.82
Privatization fees	0.11	—
Accelerated technology depreciation	0.16	—
Supply chain asset impairment and other	0.32	0.19
Canada wind-down costs	—	1.74
Income tax impact on adjustments[1]	(0.16)	(0.63)
Adjusted EPS	$2.17	$2.12
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

Fiscal year	2024	2023
Net earnings	$294	$134
Income tax expense	99	13
Interest expense	135	137
Earnings before interest and income tax expense	528	284

Operating lease interest[1]	92	86
Non-operating related adjustments[2]	98	316
Adjusted net operating profit	718	686
Adjusted estimated income tax expense[3]	(183)	(172)
Adjusted net operating profit after tax	$535	$514

Average total assets	$8,770	$8,766
Average noncurrent deferred property incentives in excess of ROU assets[4]	(120)	(157)
Average non-interest bearing current liabilities	(2,915)	(2,954)
Non-operating related adjustments[5]	40	394
Adjusted average invested capital	$5,775	$6,049

Return on assets	3.3%	1.5%
Adjusted ROIC	9.3%	8.5%
1 Operating lease interest is a component of operating lease cost recorded in occupancy costs. We add back operating lease interest for purposes of calculating adjusted net operating profit for consistency with the treatment of interest expense on our debt.
2 See the Adjusted EBIT and Adjusted EBITDA section for detailed information on certain non-operating related adjustments.
3 Adjusted estimated income tax expense is calculated by multiplying the adjusted net operating profit by the adjusted effective tax rate (which removes the impact of non-operating related adjustments) for the trailing twelve-month periods ended February 1, 2025 and February 3, 2024. The adjusted effective tax rate is calculated by dividing adjusted income tax expense by adjusted earnings before income taxes for the same trailing twelve-month periods.
4 For leases with property incentives that exceed the ROU assets, we reclassify the amount from assets to other current liabilities and other liabilities on the Consolidated Balance Sheets. The current and noncurrent amounts are used to reduce average total assets above, as this better reflects how we manage our business.
5 Non-operating related adjustments primarily included supply chain impairment charges and accelerated technology depreciation for the trailing twelve-month period ended February 1, 2025 and the wind-down of our Canadian operations for the trailing twelve-month period ended February 3, 2024.

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
We ended fiscal year 2024 with $1,035 in cash and cash equivalents and $771 of additional liquidity available on our Revolver. Cash and cash equivalents as of February 1, 2025, increased from $628 in 2023, driven by changes in working capital primarily driven by our amended 2024 TD program agreement and changes in compensation, partially offset by payments for capital expenditures and principal payments on long-term debt.
During the first quarter of 2024, we retired our 2.30% senior notes that were due in April 2024 using cash on hand (see Note 6: Debt and Credit Facilities in Item 8). We believe that our cash flows from operations are sufficient to meet our cash requirements for the next 12 months and beyond. Our cash requirements are subject to change as business conditions warrant and opportunities arise, and we may elect to raise additional funds in the future through the issuance of either debt or equity. Our operating cash flows could be impacted due to expected transaction costs related to the pending Merger. We do not believe that the Merger Agreement will prevent us from meeting our debt obligations, ongoing costs of operations, working capital needs or capital expenditure requirements.
The following is a summary of our cash flows by activity:

Fiscal year	2024	2023
Net cash provided by operating activities	$1,267	$621
Net cash used in investing activities	(488)	(571)
Net cash used in financing activities	(372)	(109)
Operating Activities
The majority of our operating cash inflows are derived from revenues. We also receive cash payments for property incentives from developers and vendors. Our operating cash outflows generally consist of payments to our merchandise vendors (net of vendor allowances) and shipping carriers, payments to our employees for wages, salaries and other employee benefits and payments to our landlords for rent. Operating cash outflows also include payments for income taxes and interest payments on our short-term and long-term borrowings.
Net cash provided by operating activities increased $646 between 2024 and 2023, due to changes in working capital primarily driven by our amended 2024 TD program agreement and changes in compensation in addition to higher net earnings.
Investing Activities
Our investing cash outflows include payments for capital expenditures, including technology, stores and supply chain improvements. Our investing cash inflows are generally from proceeds from sales of property and equipment. Activity also includes the purchase and sale of financial interests of certain private companies and venture capital funds, and return of investments.
Net cash used in investing activities decreased $83 between 2024 and 2023, primarily due to decreased capital expenditures and the decrease in cash and cash equivalents resulting from the deconsolidation of Canada in 2023 (see Note 2: Canada Wind-down in Item 8).

Nordstrom, Inc. and subsidiaries 35

Capital Expenditures
Our capital expenditures, net are summarized as follows:

Fiscal year	2024	2023
Capital expenditures	$516	$569
Deferred property incentives[1]	(10)	(35)
Capital expenditures, net	$506	$534

Capital expenditures, net category allocation:
Technology	56%	59%
New stores, relocations, remodels and other	36%	31%
Supply chain	8%	10%
Total	100%	100%
1 Deferred property incentives are included in our net cash provided by operating activities in our Consolidated Statements of Cash Flows in Item 8. We operationally view the property incentives we receive from our developers and vendors as an offset to our capital expenditures.

Fiscal year	2025[1]	2024	2023	2022	2021	2020
Capital expenditures as a % of net sales	2.5%-3.5%	3.6%	4.0%	3.1%	3.5%	3.7%
1 Rate represents amounts forecasted in 2025.
Capital expenditures as a percentage of net sales in 2024 were in the range of our outlook, and decreased compared with 2023, primarily due to decreases in technology expenditures and cost efficiencies for Nordstrom Rack store openings. Going forward, we expect capital expenditure requirements on average to range from 2.5% to 3.5% of net sales and primarily support investments in technology and stores. We are committed to paying approximately $25 of capital expenditures as of the end of the year, which is included within our purchase obligation commitments in Note 13: Commitments and Contingencies in Item 8, which we expect to impact our liquidity in the next year.
Financing Activities
The majority of our financing activities include long-term debt or Revolver proceeds and/or payments, dividend payments and repurchases of common stock.
Net cash used in financing activities increased $263 between 2024 and 2023, primarily due to the retirement of our 2.30% senior notes due April 2024 using cash on hand (see Note 6: Debt and Credit Facilities in Item 8).
Share Repurchases
While the Merger Agreement is in effect, we are prohibited from repurchasing shares of our common stock, including under the stock repurchase program, without the prior written consent of Parent. At any other time, we determine the size and timing of share repurchases by analyzing a number of different factors, including our liquidity position, current market and economic conditions and alternative uses of capital, including those used to offset anticipated dilution from equity incentive plans. Share repurchases are made as conditions warrant in the open market and are then retired. We repurchased no shares of our common stock in 2024, compared with 0.03 shares repurchased for $1 in 2023, and had $438 remaining in share repurchase capacity as of February 1, 2025. The actual timing, price, manner and amounts of future share repurchases, if any, will be subject to the discretion of the Board of Directors, contractual commitments, market and economic conditions and applicable SEC rules (see Note 11: Shareholders’ Equity in Item 8).
Dividends
In determining the dividends to pay, we analyze our dividend payout ratio and dividend yield, while taking into consideration our current and projected operating performance and liquidity, subject to our Revolver covenants (see Note 6: Debt and Credit Facilities in Item 8). In 2024, we paid dividends of $124, or $0.76 per share, compared with $123, or $0.76 per share, in 2023 (see Note 11: Shareholders’ Equity in Item 8). While the Merger Agreement is in effect, we are prohibited from declaring dividends on our common stock other than regular quarterly dividends not to exceed $0.19 per share, a stub period dividend contingent upon the closing of the Merger, and a special dividend prior to and contingent upon the closing of the Merger. We expect a continuation of our 2024 dividend payment levels into 2025 pending the completion of the Merger, which is expected to close in the first half of 2025.
In February 2025, subsequent to year-end, we declared a quarterly dividend of $0.19 per share, which will be paid on March 26, 2025 to shareholders of record as of March 11, 2025.

Cash Requirements
We have various commitments and other executory contracts that are disclosed in the following Notes to Consolidated Financial Statements in Item 8:
•Note 2: Canada Wind-down
•Note 5: Leases
•Note 6: Debt and Credit Facilities
•Note 8: Self-Insurance
•Note 9: Supplemental Executive Retirement Plan
•Note 12: Income Taxes
•Note 13: Commitments and Contingencies
Other commitments include $63 for deferred compensation and other accrued benefits, $10 of which is payable within one year.
Off-Balance Sheet Arrangements
In connection with our workers’ compensation programs, we have a standby letter of credit issued on our behalf with $13 available and $2 outstanding as of February 1, 2025 (see Note 8: Self-Insurance in Item 8). In addition, as of February 1, 2025 we have an outstanding standby letter of credit of $29 reducing our short-term borrowing capacity on our Revolver (see Note 6: Debt and Credit Facilities in Item 8). In management’s opinion, we have no off-balance sheet arrangements that have a material current or future effect on our financial condition or financial statements.
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

Fiscal year	2024	2023
Net cash provided by operating activities	$1,267	$621
Capital expenditures	(516)	(569)
Change in cash book overdrafts	(4)	2
Free Cash Flow	$747	$54

Nordstrom, Inc. and subsidiaries 37

CAPITAL RESOURCES
Borrowing Capacity and Activity
As of February 1, 2025, we had no outstanding borrowings under the Revolver and a $29 outstanding standby letter of credit resulting in available short-term borrowing capacity of $771. As of February 1, 2025, we had no issuances outstanding under our commercial paper program. For more information about our credit facilities, see Note 6: Debt and Credit Facilities in Item 8.
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

	Credit Ratings	Outlook
Moody’s	Ba2	Stable
S&P Global Ratings	BB	Stable
Fitch Ratings	BB	Stable
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
As of February 1, 2025, we were in compliance with all covenants. We have certain limitations with respect to the payment of dividends and share repurchases under our Revolver. For more information about our Revolver covenants, see Note 6: Debt and Credit Facilities in Item 8.

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

February 1, 2025
Debt	$2,618
Operating lease liabilities	1,665
Adjusted debt	$4,283

Four Quarters Ended February 1, 2025
Net earnings	$294
Income tax expense	99
Interest expense, net	102
Earnings before interest and income taxes	495

Depreciation and amortization expenses	573
Operating Lease Cost	291
Amortization of developer reimbursements[1]	57
Other Revolver covenant adjustments[2]	125
Adjusted EBITDAR	$1,541

Debt to Net Earnings	8.9
Adjusted debt to EBITDAR	2.8
1 Amortization of developer reimbursements is a non-cash reduction of Operating Lease Cost and is therefore added back to Operating Lease Cost for purposes of our Revolver covenant calculation.
2 Other adjusting items to reconcile net earnings to Adjusted EBITDAR as defined by our Revolver covenant include interest income, certain non-cash charges and other gains and losses where relevant. For the four quarters ended February 1, 2025, other Revolver covenant adjustments primarily included supply chain impairment charges, interest income and accelerated technology depreciation. See the Adjusted EBIT and Adjusted EBITDA section for detailed information on certain non-operating related adjustments.

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
Revenue
Sales Return Reserve
We reduce sales and cost of sales by an estimate of future customer merchandise returns, which is calculated based on historical and expected return patterns, and record a sales return reserve and an estimated returns asset. We record the impact of the sales return reserve separately in both our Nordstrom and Nordstrom Rack banners. The majority of our returns from both digital and physical sales come through our stores. Estimating future returns requires substantial judgment based on current and historical trends, and actual returns may vary from our estimates. A 10% change in the sales return reserve, net of the estimated returns asset, would impact our EBIT by approximately $18 for the year ended February 1, 2025.
The Nordy Club Loyalty Program and Gift Cards
We record breakage revenue for The Nordy Club, including unused points and unredeemed Nordstrom Notes, and gift cards based on historical and expected redemption trends. We have experienced an increase in redemption rates, leading to decreased breakage rates for The Nordy Club. A one percentage point change in our gift card breakage rate would impact our EBIT by approximately $44 for the year ended February 1, 2025.
Merchandise Inventories
Effective February 4, 2024, we changed our method of accounting for merchandise inventories from the retail inventory method to the weighted average cost method. Under this new method, merchandise inventories are stated at the lower of cost or net realizable value using the weighted average cost method. Under this method, the weighted average purchase price is calculated and applied to owned inventory units. We record reserves for excess and obsolete inventory based on specific identification of units with a current retail value below cost, plus an estimate of future markdowns below cost, which considers the age of inventory and historical trends. A 10% change in the excess and obsolete inventory reserve would impact our EBIT by approximately $13 for the year ended February 1, 2025.
We take physical inventory counts at our stores and Supply Chain Network locations and adjust for differences between recorded and counted amounts. Following each physical inventory cycle and using the most recent physical inventory count and historical results, we record an estimate for shrinkage as a percentage of weighted average cost until the next physical inventory count.
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

The benefits of uncertain tax positions are recorded in our financial statements only after determining it is more likely than not the uncertain tax positions would sustain challenge by taxing authorities. We are periodically audited by federal, state and foreign tax authorities related to our tax-filing positions. Although we believe our liabilities for uncertain tax positions are reasonable, because of the complexity of some of these uncertainties, the ultimate resolution may result in an outcome that is materially different from our current estimated liability. Furthermore, we are unable to reasonably estimate the timing of related future cash payments. Any differences will be reflected as increases or decreases to income tax expense in the period of resolution.
RECENT ACCOUNTING PRONOUNCEMENTS
For information about recent accounting pronouncements, see Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8.

Nordstrom, Inc. and subsidiaries 41

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
(Dollars in millions)
INTEREST RATE RISK
For our long-term debt of $2,618, our exposure to interest rate risk is primarily limited to changes in fair value. As our debt is primarily fixed-rate, changes in interest rates do not materially impact our cash flows. However, changes in interest rates increase or decrease the fair value of our debt, depending on whether market rates are lower or higher than our fixed rates. As of February 1, 2025, the fair value of our long-term debt was $2,324 (see Note 6: Debt and Credit Facilities and Note 7: Fair Value Measurements in Item 8).
We are exposed to interest rate risk primarily from changes in short-term interest rates. Interest rate fluctuations can affect our interest income and interest expense. As of February 1, 2025, we had cash and cash equivalents of $1,035, which generate interest income at variable rates and no borrowings outstanding under our Revolver, for which we pay interest at a variable rate.
FOREIGN CURRENCY EXCHANGE RISK
The majority of our revenues, expenses and capital expenditures are transacted in U.S. Dollars. Our U.S. operations periodically enter into merchandise purchase orders denominated in British Pounds or Euros. From time to time, we may use forward contracts to hedge against fluctuations in foreign currency prices. As of February 1, 2025, our outstanding forward contracts did not have a material impact on our Consolidated Financial Statements.
As of February 1, 2025, activities associated with foreign currency exchange risk have not had a material impact on our Consolidated Financial Statements (see Note 1: Nature of Operations and Summary of Significant Accounting Policies in Item 8).
There have been no material changes in our primary risk exposures or management of market risks since the prior year.

Item 8: Financial Statements and Supplementary Data.

Nordstrom, Inc. and subsidiaries 43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Nordstrom, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nordstrom, Inc. and subsidiaries (the “Company”) as of February 1, 2025 and February 3, 2024 and the related consolidated statements of earnings, comprehensive earnings, shareholders’ equity, and cash flows, for each of the three years in the period ended February 1, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2025, and February 3, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 21, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, effective February 4, 2024, the Company changed its method of accounting for merchandise inventories from the retail inventory method to the weighted average cost method.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the Audit and Finance Committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Merchandise Inventories—Refer to Note 1 to the financial statements
Critical Audit Matter Description
The Company values its inventory at the lower of cost or net realizable value using the weighted average cost method. The Company records reserves for excess and obsolete inventory based on the specific identification of units with a current retail value below cost, plus an estimate of future markdowns below cost, which considers the age of inventory and historical trends.
Evaluation of the estimates required a high degree of auditor judgment and an increased extent of effort when (1) performing audit procedures to evaluate the reasonableness of the markdown rates used to estimate future markdowns below cost, and (2) performing audit testing of historical markdown rates utilized within the reserve calculation, to evaluate whether the reserve for merchandise inventory was appropriately recorded as of February 1, 2025.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the reserves for excess and obsolete inventory, included the following, among others:
•We tested the effectiveness of controls over the review of excess and obsolete inventory and the required reserves to value inventory at the lower of cost or net realizable value.
•We evaluated the appropriateness of the markdown rates utilized in management’s analysis, which included analytical procedures over the aging of inventory balances and historical trends of markdowns recorded below cost.
•We compared actual inventory sold below cost in the current fiscal year to the inventory valuation reserve estimated by the Company in the prior year to evaluate management’s ability to accurately estimate the valuation reserve for inventory.
•We evaluated management’s calculation of the valuation reserve by testing the mathematical accuracy of the reserve calculation.
/s/ Deloitte & Touche LLP
Seattle, Washington
March 21, 2025

We have served as the Company’s auditor since 1970.

Nordstrom, Inc. and subsidiaries 45

Nordstrom, Inc.
Consolidated Statements of Earnings
(Amounts in millions except per share amounts)

Fiscal year	2024	2023	2022
Net sales	$14,557	$14,219	$15,092
Credit card revenues, net	459	474	438
Total revenues	15,016	14,693	15,530
Cost of sales and related buying and occupancy costs	(9,396)	(9,303)	(10,019)
Selling, general and administrative expenses	(5,125)	(4,855)	(5,046)
Canada wind-down costs	—	(284)	—
Earnings before interest and income taxes	495	251	465
Interest expense, net	(102)	(104)	(128)
Earnings before income taxes	393	147	337
Income tax expense	(99)	(13)	(92)
Net earnings	$294	$134	$245

Earnings per share:
Basic	$1.79	$0.83	$1.53
Diluted	$1.74	$0.82	$1.51

Weighted-average shares outstanding:
Basic	164.3	161.8	160.1
Diluted	168.9	163.4	162.1
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
Nordstrom, Inc.
Consolidated Statements of Comprehensive Earnings
(Amounts in millions)

Fiscal year	2024	2023	2022
Net earnings	$294	$134	$245
Postretirement plan adjustments, net of tax of ($2), ($2) and ($12)	5	5	32
Foreign currency translation adjustment	—	(4)	(8)
Comprehensive net earnings	$299	$135	$269
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Consolidated Balance Sheets
(Amounts in millions)

	February 1, 2025	February 3, 2024
Assets
Current assets:
Cash and cash equivalents	$1,035	$628
Accounts receivable, net	245	334
Merchandise inventories	2,104	1,888
Prepaid expenses and other current assets	305	286
Total current assets	3,689	3,136

Land, property and equipment, net	3,039	3,177
Operating lease right-of-use assets	1,419	1,359
Goodwill	249	249
Other assets	570	523
Total assets	$8,966	$8,444

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,288	$1,236
Accrued salaries, wages and related benefits	424	244
Current portion of operating lease liabilities	244	240
Other current liabilities	1,132	1,102
Current portion of long-term debt	—	250
Total current liabilities	3,088	3,072

Long-term debt, net	2,618	2,612
Noncurrent operating lease liabilities	1,421	1,377
Other liabilities	699	535

Commitments and contingencies (Note 13)

Shareholders’ equity:
Common stock, no par value: 1,000 shares authorized; 165.2 and 162.4 shares issued and outstanding	3,496	3,418
Accumulated deficit	(2,369)	(2,578)
Accumulated other comprehensive gain	13	8
Total shareholders’ equity	1,140	848
Total liabilities and shareholders’ equity	$8,966	$8,444
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc. and subsidiaries 47

Nordstrom, Inc.
Consolidated Statements of Shareholders’ Equity
(Amounts in millions except per share amounts)

Fiscal year ended	February 1, 2025	February 3, 2024	January 28, 2023
Common stock
Balance, beginning of year	$3,418	$3,353	$3,283
Issuance of common stock under stock compensation plans	20	20	29
Stock-based compensation	58	45	41
Balance, end of year	$3,496	$3,418	$3,353

Accumulated deficit
Balance, beginning of year	($2,578)	($2,588)	($2,652)
Cumulative effect of change in accounting principle, net of tax	39	—	—
Net earnings	294	134	245
Dividends	(124)	(123)	(119)
Repurchase of common stock	—	(1)	(62)
Balance, end of year	($2,369)	($2,578)	($2,588)

Accumulated other comprehensive gain (loss)
Balance, beginning of year	$8	($26)	($50)
Accumulated translation loss reclassified to earnings	—	33	—
Other comprehensive earnings	5	1	24
Balance, end of year	$13	$8	($26)

Total	$1,140	$848	$739

Dividends per share	$0.76	$0.76	$0.76
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc.
Consolidated Statements of Cash Flows
(Amounts in millions)

Fiscal year	2024	2023	2022
Operating Activities
Net earnings	$294	$134	$245
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expenses	603	586	604
Canada wind-down costs	—	207	—
Asset impairment	51	30	80
Right-of-use asset amortization	187	184	185
Deferred income taxes, net	(100)	(60)	(83)
Stock-based compensation expense	72	52	59
Other, net	(25)	(71)	(46)
Change in operating assets and liabilities:
Accounts receivables, net	78	(53)	23
Merchandise inventories	(115)	(61)	265
Prepaid expenses and other assets	19	14	(24)
Accounts payable	(16)	40	(190)
Accrued salaries, wages and related benefits	180	(42)	(94)
Other current liabilities	73	(73)	44
Lease liabilities	(266)	(272)	(269)
Other liabilities	232	6	147
Net cash provided by operating activities	1,267	621	946

Investing Activities
Capital expenditures	(516)	(569)	(473)
Decrease in cash and cash equivalents resulting from Canada deconsolidation	—	(33)	—
Proceeds from the sale of assets and other, net	28	31	80
Net cash used in investing activities	(488)	(571)	(393)

Financing Activities
Proceeds from revolving line of credit	—	—	100
Payments on revolving line of credit	—	—	(100)
Principal payments on long-term debt	(250)	—	—
Change in cash book overdrafts	(4)	2	(14)
Cash dividends paid	(124)	(123)	(119)
Payments for repurchase of common stock	—	(1)	(62)
Proceeds from issuances under stock compensation plans	20	20	29
Other, net	(14)	(7)	(20)
Net cash used in financing activities	(372)	(109)	(186)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2)
Net increase (decrease) in cash and cash equivalents	407	(59)	365
Cash and cash equivalents at beginning of year	628	687	322
Cash and cash equivalents at end of year	$1,035	$628	$687

Supplemental Cash Flow Information
Income taxes paid, net of refunds received	$149	$53	$211
Interest paid, net of capitalized interest	126	143	136
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Nordstrom, Inc. and subsidiaries 49

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Founded in 1901 as a retail shoe business in Seattle, Washington, our Company is a leading fashion retailer that offers an extensive selection of high-quality third-party and private-brand merchandise for women, men, young adults and children, with a focus on apparel, shoes, beauty, accessories and home goods. This breadth of merchandise allows us to serve a wide range of customers who appreciate quality fashion and a superior shopping experience, across our digital and physical assets and in both our Nordstrom and Nordstrom Rack banners. Our facilities and stores are located in 41 states in the U.S.
As of February 1, 2025, Nordstrom includes:
•92 Nordstrom stores
•Nordstrom.com website and mobile application
•six Nordstrom Locals
As of February 1, 2025, Nordstrom Rack includes:
•277 Nordstrom Rack stores
•NordstromRack.com website and mobile application
•two Last Chance clearance stores
Fiscal Year
We operate on a 52/53-week fiscal year ending on the Saturday closest to January 31st. References to 2024 and any other year included within this document are based on a 52-week fiscal year, except for fiscal year 2023, which was a 53-week fiscal year.
Principles of Consolidation
The Consolidated Financial Statements include the balances of Nordstrom, Inc. and its subsidiaries and are presented in U.S. dollars. All intercompany transactions and balances are eliminated in consolidation and reflect all adjustments of a normal recurring nature that are, in management’s opinion, necessary for the fair presentation of the results of operations, financial position and cash flows for the periods presented.
On March 2, 2023, Nordstrom Canada commenced a wind-down of its business operations (see Note 2: Canada Wind-down) and as of this date, Nordstrom Canada was deconsolidated from Nordstrom, Inc.’s financial statements. Nordstrom Canada results prior to March 2, 2023 are included in the Company’s Consolidated Financial Statements for the periods ended February 3, 2024 and prior.
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
Revenue
Net Sales
We recognize sales revenue net of estimated returns and excluding sales taxes. Revenue from sales shipped to customers from our Supply Chain Network facilities, stores and directly from our vendors, which includes shipping revenue when applicable, is recognized at shipping point, the point in time where control has transferred to the customer. Costs to ship orders to customers are expensed as a fulfillment activity at shipping point, commissions from sales at our Nordstrom stores are expensed at the point of sale and both are recorded in SG&A expenses. Sales revenue from Marketplace is recorded on a net basis, representing the commission fee earned.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

We reduce sales and cost of sales by an estimate of future customer merchandise returns, which is calculated based on historical and expected return patterns, and record a sales return reserve and an estimated returns asset. Our sales return reserve is classified in other current liabilities and our estimated returns asset, calculated based on the cost of merchandise sold, is classified in prepaid expenses and other on the Consolidated Balance Sheets. As of February 1, 2025 and February 3, 2024, our sales return reserve was $379 and $377, and our estimated returns asset was $190 and $164. Due to the seasonality of our business, these balances typically increase when higher sales occur in the last month of a period, such as during the Anniversary Sale, which usually occurs at the end of the second quarter, and decrease in the following period. We record the impact of the sales return reserve separately in both our Nordstrom and Nordstrom Rack banners. The majority of our returns from both digital and physical sales come through our stores.
Loyalty Program
The Nordy Club is our customer loyalty program that incorporates a traditional point and benefit system, while providing customers exclusive access to products and events, enhanced services, personalized experiences and more convenient ways to shop. Customers accumulate points based on their level of spending and type of participation. Upon reaching certain point thresholds, customers receive Nordstrom Notes, which can be redeemed for goods or services across Nordstrom, including Marketplace, and Nordstrom Rack. The Nordy Club benefits vary based on the level of customer spend, and include bonus points days and shopping and fashion events.
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
As our customers earn points and Nordstrom Notes in The Nordy Club, a portion of underlying sales revenue is deferred based on an estimated standalone selling price of points, Nordstrom Notes and other loyalty benefits, such as alterations. As Nordstrom Notes expire one year from issuance, we recognize the revenue and related cost of sale when the Nordstrom Notes are ultimately redeemed and reduce our contract liability. We include the deferred revenue in other current liabilities on the Consolidated Balance Sheets. We record breakage revenue of unused points and unredeemed Nordstrom Notes based on expected customer redemption. We estimate, based on historical and expected usage, that approximately 7% of Nordstrom Notes and points will be unredeemed. Estimating future breakage rates requires judgment based on current and historical trends, and actual breakage rates may vary from our estimates. Other benefits of the loyalty program, including shopping and fashion events, are recorded in SG&A as these are not a material right of the program.
As of February 1, 2025 and February 3, 2024, our outstanding performance obligation for The Nordy Club, which consists primarily of unredeemed points and Nordstrom Notes at retail value, was $109 and $115. Almost all Nordstrom Notes redemptions occur within eleven months of issuance.
Gift Cards
We record deferred revenue from the sale of gift cards at the time of purchase. As gift cards are redeemed, we recognize revenue and reduce our contract liability. Although our gift cards do not have an expiration date, we include this deferred revenue in other current liabilities on the Consolidated Balance Sheets as customers can redeem gift cards at any time. We record breakage revenue on unused gift cards based on expected customer redemption. We estimate, based on historical usage, that 4% of gift cards will be unredeemed and recognized as revenue. Estimating future breakage rates requires judgment based on current and historical trends, and actual breakage rates may vary from our estimates. Breakage income was $54, $52 and $40 in 2024, 2023 and 2022.
As of February 1, 2025 and February 3, 2024, our outstanding performance obligation for unredeemed gift cards was $327 and $343. Almost all gift card redemptions occur within two years of issuance.
Credit Card Revenues, net
Although the primary purpose of offering our credit cards is to foster greater customer loyalty and drive more sales, we also receive credit card revenue through our program agreement with TD. Under that agreement, which was amended in October 2024 and now runs through March 2032, TD is the exclusive issuer of Nordstrom-branded consumer credit cards. Credit card revenues, net include our portion of the ongoing credit card revenue, net of credit losses, pursuant to our program agreement with TD. In connection with the amendment, we recorded deferred revenue, which will be combined with the remaining deferred revenue recorded as part of our 2022 amendment and recognized in full over the term of the agreement. Our outstanding performance obligation for the TD agreement is included in other current liabilities and other liabilities on our Consolidated Balance Sheets and the amortization is included in other operating, net on the Consolidated Statements of Cash Flows.

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
Selling, General and Administrative Expenses
SG&A consists primarily of compensation and benefits, marketing, outbound supply chain and technology costs.
Shipping and Fulfillment Costs
Our shipping and fulfillment costs include payments to third-party shippers and costs to hold, move and prepare merchandise for shipment. These costs do not include in-bound freight to our Supply Chain Network facilities, which we include in the cost of our inventory. Shipping and fulfillment costs of $758, $712 and $885 in 2024, 2023 and 2022 were included in SG&A.
Advertising
Advertising production costs for internet and print advertising, store events and other media are expensed the first time the advertisement is run. Online marketing costs are expensed when incurred. Total advertising expenses, net of vendor allowances, of $318, $313 and $309 in 2024, 2023 and 2022 were included in SG&A.
Vendor Allowances
We receive allowances from merchandise vendors for beauty expenses, purchase price adjustments, advertising programs and various other expenses. Allowances for beauty expenses, advertising programs and other expenses are recorded in SG&A as a reduction of the related costs when incurred. Purchase price adjustments are recorded as a reduction of cost of sales at the point they have been earned and the related merchandise has been marked down or sold. Advertising includes NMN, where vendors pay a fee for certain benefits, such as the use of our first-party data. Funds received from vendors are recorded as a reduction of the campaign cost in SG&A to the extent of the advertising costs incurred, with the excess treated as a reduction of cost of sales.
Vendor allowances earned are as follows:

Fiscal year	2024	2023	2022
Beauty expenses	$114	$114	$111
Purchase price adjustments	105	94	120
Advertising[1]	97	87	112
Other	8	6	2
Total vendor allowances	$324	$301	$345
1 Excludes advertising allowances in excess of costs incurred of $60, $40 and $24 in 2024, 2023 and 2022, which are recorded as a reduction of cost of sales.
401(k) Plan
We provide a 401(k) plan for our employees that allows for employee elective contributions and our matching contributions. Employee elective contributions are funded through voluntary payroll deductions. Total expenses related to Company contributions were $76 in 2024 and $71 in 2023 and 2022, and were included in both buying and occupancy costs and SG&A on our Consolidated Statements of Earnings.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Stock-Based Compensation
The EIP authorizes the grant of stock options, PSUs, RSUs, stock appreciation rights and both restricted and unrestricted shares of common stock to employees and nonemployee directors. We grant stock-based awards under our EIP and employees may purchase our stock at a discount under our ESPP. We predominantly recognize stock-based compensation expense related to stock-based awards at their estimated grant date fair value, recorded on a straight-line basis over the requisite service period. Compensation expense for certain award holders is accelerated based upon age and years of service. Compensation expense for PSUs is adjusted based on the payout percentage of the PSU grant subject to achieving specific performance measures. The total compensation expense is reduced by actual forfeitures as they occur.
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
Certain expenses associated with opening new stores, including marketing expenses, relocation expenses and occupancy costs, are not capitalized and are charged to expense as incurred. These costs are included in both buying and occupancy costs and SG&A, according to their nature as disclosed above.
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

Nordstrom, Inc. and subsidiaries 53

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Cash Equivalents
Cash equivalents are short-term investments with an original maturity of three months or less from the date of purchase and are carried at cost, which approximates fair value. At the end of 2024 and 2023, checks not yet presented for payment drawn in excess of our bank deposit balances were $58 and $62. Amounts are included in accounts payable on our Consolidated Balance Sheets and in change in cash book overdrafts as a financing activity in our Consolidated Statements of Cash Flows.
Accounts Receivable
Accounts receivable, net primarily includes receivables from TD related to our program agreement, non-Nordstrom-branded credit and debit cards and developer reimbursements. As of February 1, 2025 and February 3, 2024, accounts receivable, net also includes the amount we believe probable of receipt as part of the claims process related to the wind-down of Canada (see Note 2: Canada Wind-down).
Merchandise Inventories and Change in Accounting Principle
Effective February 4, 2024, we changed our method of accounting for merchandise inventories from the retail inventory method to the weighted average cost method. Under this new method, merchandise inventories are stated at the lower of cost or net realizable value using the weighted average cost method. Under this method, the weighted average purchase price is calculated and applied to owned inventory units. We record reserves for excess and obsolete inventory based on specific identification of units with a current retail value below cost, plus an estimate of future markdowns below cost, which considers the age of inventory and historical trends.
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
We take physical inventory counts at our stores and Supply Chain Network locations and adjust for differences between recorded and counted amounts. Following each physical inventory cycle and using the most recent physical inventory count and historical results, we record an estimate for shrinkage as a percentage of weighted average cost until the next physical inventory count.
Leases
We lease the land, buildings, or land and buildings for many of our stores, office facilities and Supply Chain Network facilities and record leases, which consist primarily of operating leases, on the Consolidated Balance Sheets as operating lease ROU assets and operating lease liabilities, both of which include current and noncurrent portions. Operating lease liabilities are initially recognized based on the net present value of the fixed portion of our lease and common area maintenance payments from lease commencement through the lease term. To calculate the net present value, we apply an incremental borrowing rate. The incremental borrowing rate is determined using a portfolio approach based on the rate of interest we would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. We use quoted interest rates obtained from financial institutions as an input to derive our incremental borrowing rate as the discount rate for the lease. We recognize ROU assets based on operating lease liabilities reduced by property incentives received from landlords. We test ROU assets for impairment in the same manner as long-lived assets and exclude the related operating lease liability and operating lease payments in our analysis.
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
The following table provides details related to asset impairment charges for each fiscal year:

	2024	2023	2022[2]
Long-lived asset impairment[1]	$27	$9	$68
Operating lease ROU asset impairment[1]	24	21	12
Asset impairment	$51	$30	$80
1 After impairment, the carrying values of the remaining long-lived tangible and ROU assets were not material.
2 Amounts include impairment charges of $70 related to supply chain and $10 related to the wind-down of Trunk Club.
Supply Chain Impairments
During the second quarter of 2024, fourth quarter of 2023 and the third quarter of 2022, as part of our various supply chain optimization initiatives, we incurred non-cash impairment charges to adjust the carrying values to their estimated fair values for certain supply chain assets. These charges are included in SG&A on the Consolidated Statement of Earnings, unallocated Corporate/Other expenses in Note 15: Segment Reporting and in asset impairment on the Consolidated Statement of Cash Flows. We evaluated the assets for impairment by comparing the carrying values to the related projected future cash flows, among other quantitative and qualitative analyses.
Trunk Club Wind-down
During the first quarter of 2022, in conjunction with the decision to sunset the Trunk Club brand, we incurred a non-cash impairment charge of $10 related to a Trunk Club property to adjust the carrying values to their estimated fair value. These charges are included in our Retail segment SG&A on the Consolidated Statement of Earnings and in asset impairment on the Consolidated Statement of Cash Flows.
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
As of February 1, 2025 and February 3, 2024, we had goodwill of $249. To determine fair value, we compare the carrying value of the reporting unit to its estimated fair value, which is based on the expected present value of future cash flows (income approach), comparable public companies (market approach) or a combination of both. Determining fair value using these approaches requires management assumptions, estimations and judgments regarding factors like overall economic conditions, prospective financial information, growth rates, terminal value, discount rates and market multiples. If fair value is lower than the carrying value, an impairment charge is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Based on the results of our evaluations, we had no goodwill impairment in 2024, 2023 or 2022.
Investments
From time to time, we invest in financial interests of certain private companies and venture capital funds that align with our business and omni-channel strategies, which are recorded in other assets in the Consolidated Balance Sheets and proceeds from the sale of assets and other, net on the Consolidated Statements of Cash Flows.
As of February 1, 2025 and February 3, 2024, we held $40 and $41 of equity interests in certain venture capital funds, which are recorded at fair value using the practical expedient estimate of NAV or its equivalent.
During the first quarter of 2022, in connection with the sale of a limited partnership interest in a corporate office building, we recognized a gain of $51 included in SG&A in the Consolidated Statement of Earnings and unallocated Corporate/Other expenses in Note 15: Segment Reporting, and recognized $73 in proceeds from the sale of assets and other, net on the Consolidated Statement of Cash Flows.
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
Proposed Merger
On December 22, 2024, Nordstrom, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Norse Holdings, Inc., a Delaware corporation (“Parent”), and Navy Acquisition Co. Inc., a Washington corporation and a direct, wholly owned subsidiary of Parent (“Acquisition Sub”). The Merger Agreement provides that, on the terms and subject to the conditions of the Merger Agreement, Acquisition Sub will merge with and into Nordstrom, Inc., with Nordstrom, Inc. continuing as the surviving corporation and becoming a wholly-owned subsidiary of Parent.
Under the terms of the Merger Agreement, upon the closing of the Merger, our shareholders will receive $24.25 per share in cash, without interest and less any required tax withholdings, for each share of common stock they hold on the transaction closing date, without interest and less any required tax withholdings. In addition, prior to and contingent upon closing, Nordstrom, Inc. may declare a special dividend of up to $0.25 per share (based on the amount of available cash on hand of Nordstrom, Inc. and its subsidiaries). Upon completion of the Merger, our shares of common stock will be delisted on the NYSE, and Nordstrom, Inc. will become a private company.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

The consummation of the Merger is subject to certain closing conditions, including: (i) the approval of the Merger Agreement by two-thirds of the outstanding shares of our Company common stock and a majority of the outstanding shares of our Company common stock other than shares owned by Parent, Acquisition Sub, Liverpool, the Family Group, or their respective affiliates or by any director or Section 16 officer of the Company (together, the “Requisite Shareholder Approvals”); (ii) the expiration or termination of the applicable waiting period under the HSR Act or the grant of early termination thereof; (iii) the absence of any then effective order issued by any court of competent jurisdiction in the United States that prohibits, enjoins, or makes illegal the Merger; and (iv) the absence of a Below Investment Grade Rating Event (as defined in the Merger Agreement) that has occurred and is continuing. On February 13, 2025, the HSR waiting period expired.
The Merger Agreement contains certain termination rights for the Company and Parent. Under the terms of the Merger Agreement, Nordstrom, Inc. may be required to pay Parent a termination fee of $85 if the Merger Agreement is terminated due to a change or withdrawal of the Company Board of Director’s recommendation in favor of the Merger or a termination fee of $42.5 under certain other specified circumstances. The Merger Agreement additionally provides that Parent may be required to pay to the Company a termination fee equal to $170 if the Merger Agreement is validly terminated by the Company due to Parent materially breaching its representations, warranties or covenants or $100 if the Merger Agreement is validly terminated by either the Company or Parent due to a Below Investment Grade Rating Event (as defined in the Merger Agreement).
In the fourth quarter of 2024, we recognized privatization fees of $18 in connection with the Merger Agreement, which are included in SG&A on the Consolidated Statement of Earnings and unallocated Corporate/Other expenses in Note 15: Segment Reporting.
Reclassification
We reclassified amounts in our fiscal 2023 and 2022 Consolidated Statements of Cash Flows to conform with current period presentation. As a result, we disaggregated:
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
The Ontario Superior Court of Justice appointed a monitor to oversee the wind-down process. Subsequent to the CCAA filing, Nordstrom has been providing limited support to Nordstrom Canada for the purpose of supporting an orderly wind-down, including providing shared services and temporary use of intellectual property.

Nordstrom, Inc. and subsidiaries 57

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Wind-down Charges and Deconsolidation of Nordstrom Canada
The following table details the pre-tax charges recorded in 2023 associated with the wind-down of operations in Canada:

Fiscal year	2023
Loss on Canada write-off[1]	$176
Accumulated translation loss reclassified to earnings[1]	33
Contingent liabilities	70
Other exit costs[2]	5
Total pre-tax charges	$284
1 Non-cash charges are included in Canada wind-down costs on the Consolidated Statement of Cash Flows.
2 Other exit costs include funding an employee trust, net of expected recoveries, and professional fees.
These charges recorded in 2023 are primarily included within unallocated Corporate/Other expenses in Note 15: Segment Reporting. The decrease in cash due to the deconsolidation of Nordstrom Canada is included in investing activities on the Consolidated Statement of Cash Flows and all other impacts are included in operating cash flows.
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
For the year ended February 3, 2024, we recorded a pre-tax loss on Canada write-off of $176 that included the derecognition of Nordstrom Canada’s assets and liabilities and the write-down of both our Nordstrom Canada investment and related-party receivables to estimated fair value. In addition, we recognized a charge of $33 in 2023 related to the derecognition of the accumulated comprehensive loss on foreign currency translation.
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
Prior to deconsolidation, Nordstrom made loans to the Canadian subsidiaries and incurred liabilities related to certain intercompany charges. These were considered intercompany transactions and were eliminated in consolidation of Nordstrom. Subsequent to deconsolidation, these liabilities and receivables were no longer eliminated through consolidation, are considered related-party transactions and are recorded in our Consolidated Balance Sheets at estimated fair value. As of February 3, 2024, Nordstrom had a net outstanding liability to Nordstrom Canada of $52 related to certain intercompany charges incurred prior to deconsolidation. As of February 1, 2025, Nordstrom had no outstanding liability to Nordstrom Canada.
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
Receivables
As of February 1, 2025 and February 3, 2024, we recorded $11 and $71 in accounts receivable, net on the Consolidated Balance Sheets to reflect the estimated amounts we expect to receive in the claims process. This includes receipts related to the rights to the former landlords’ distributions, reimbursement of employee trust contributions and other receivables existing at the time of deconsolidation. On March 1, 2024, creditors approved a plan of arrangement, which was sanctioned by the Ontario Superior Court of Justice on March 20, 2024 and implemented by Nordstrom Canada on April 25, 2024. Initial distributions pursuant to the plan of arrangement occurred in May 2024.
Employee Trust
In connection with the filing, Nordstrom contributed $11 in 2023 to establish an employee trust to fund termination and severance payments to employees of Nordstrom Canada. As of February 3, 2024, the trust was terminated.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Debtor-in-Possession Financing
If needed, Nordstrom agreed to provide Nordstrom Canada debtor-in-possession financing up to $11. However, Nordstrom Canada had sufficient liquidity to sustain operations through the wind-down period and did not borrow any amounts from Nordstrom.
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
NOTE 3: REVENUE
Contract Liabilities
Contract liabilities represent our obligation to transfer goods or services to customers and include deferred revenue for The Nordy Club (including unused points and unredeemed Nordstrom Notes), gift cards and our TD program agreement. Our contract liabilities are classified on the Consolidated Balance Sheets as follows:

	Other current liabilities	Other liabilities
Balance as of January 28, 2023	$536	$136
Balance as of February 3, 2024	508	85
Balance as of February 1, 2025	502	295
Revenues recognized from our beginning contract liability balance were $309 and $316 for the years ended February 1, 2025 and February 3, 2024.
In 2024, we amended our program agreement with TD, which will be combined with the deferred revenue from the prior amendment and recognized in full over the term of the agreement as services are rendered. This recognition over time aligns with the satisfaction of the performance obligations in the contract and our determination that the likelihood of a significant revenue reversal is not probable. The transaction price is allocated to our performance obligations, which include the issuance rights and services associated with the transition of servicing functions to TD, on a relative standalone selling price basis. The balance of deferred revenue of $361 as of February 1, 2025 is included in other current liabilities and other liabilities on our Consolidated Balance Sheet. Agreement amortization is included in other operating, net on the Consolidated Statements of Cash Flows.
Disaggregation of Revenue
The following table summarizes our disaggregated net sales:

Fiscal year	2024	2023	2022
Nordstrom	$9,390	$9,436	$10,279
Nordstrom Rack	5,167	4,783	4,813
Total net sales	$14,557	$14,219	$15,092

Digital sales as a % of total net sales	36%	36%	38%

The following table summarizes the percent of net sales by merchandise category:

Fiscal year	2024	2023	2022
Women’s Apparel	29%	27%	28%
Shoes	26%	26%	26%
Men’s Apparel	15%	15%	15%
Beauty	12%	13%	12%
Accessories	11%	12%	13%
Kids’ Apparel	4%	4%	3%
Other	3%	3%	3%
Total net sales	100%	100%	100%

Nordstrom, Inc. and subsidiaries 59

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

NOTE 4: LAND, PROPERTY AND EQUIPMENT
Land, property and equipment consist of the following:

	February 1, 2025	February 3, 2024
Land and land improvements	$286	$283
Buildings and building improvements	1,383	1,365
Leasehold improvements	3,173	3,103
Store fixtures and equipment	4,076	3,873
Capitalized software	2,579	2,439
Construction in progress	289	365
Land, property and equipment	11,786	11,428
Accumulated depreciation and amortization	(8,747)	(8,251)
Land, property and equipment, net	$3,039	$3,177
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
The following table summarizes the components of lease cost:

Fiscal year	2024	2023	2022
Operating Lease Cost	$291	$278	$280
Variable lease cost[1]	97	93	97
Sublease income	(16)	(25)	(19)
Total lease cost, net	$372	$346	$358
1 Variable lease cost includes short-term lease cost, which was immaterial in 2024, 2023 and 2022.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

The following table summarizes future lease payments as of February 1, 2025:

Fiscal year	Operating Leases
2025	$332
2026	336
2027	286
2028	241
2029	205
Thereafter	691
Total lease payments[1]	2,091
Amount representing interest	(426)
Present value of net lease payments[2]	$1,665
1 Total lease payments do not include payments for variable lease costs that are required by most of our lease agreements.
2 Net lease payments exclude $123 of lease payments for operating leases that were signed but not yet commenced as of February 1, 2025.
The following table includes supplemental information:

Fiscal year	2024	2023	2022
Cash paid related to operating lease liabilities	$364	$358	$354
Operating lease interest	92	86	85
Operating lease liabilities arising from lease agreements	317	242	260

		February 1, 2025	February 3, 2024
Weighted-average remaining lease term		8 years	8 years
Weighted-average discount rate		5.8%	5.5%
NOTE 6: DEBT AND CREDIT FACILITIES
Debt
A summary of our long-term debt is as follows:

	February 1, 2025	February 3, 2024
Long-term debt, net of unamortized discount:
Senior notes, 2.30%, due April 2024	$—	$250
Senior notes, 4.00%, due March 2027	350	349
Senior debentures, 6.95%, due March 2028	300	300
Senior notes, 4.375%, due April 2030	500	500
Senior notes, 4.25%, due August 2031	425	425
Senior notes, 7.00%, due January 2038	147	147
Senior notes, 5.00%, due January 2044[1]	912	909
Deferred bond issuance costs	(16)	(18)
Total long-term debt	$2,618	$2,862
Current portion of debt	—	(250)
Total due beyond one year	$2,618	$2,612
1 The unamortized discount on these notes was $54 and $57 as of February 1, 2025 and February 3, 2024.

Nordstrom, Inc. and subsidiaries 61

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Required principal payments on long-term debt are as follows:

Fiscal year[1]
2025	$—
2026	—
2027	350
2028	300
2029	—
Thereafter	2,039
1 Required principal payments exclude estimated future interest payments of $1,381 as of February 1, 2025, with $135 payable within one year.
During the first quarter of 2024, we retired our 2.30% senior notes due in April 2024 using cash on hand.
Interest Expense
The components of interest expense, net are as follows:

Fiscal year	2024	2023	2022
Interest on long-term debt and short-term borrowings	$143	$150	$150
Interest income	(33)	(33)	(10)
Capitalized interest	(8)	(13)	(12)
Interest expense, net	$102	$104	$128
Credit Facilities
As of February 1, 2025 and February 3, 2024, we had no outstanding borrowings under the Revolver that expires in May 2027. As of February 1, 2025, we have an outstanding standby letter of credit of $29 resulting in available short-term borrowing capacity of $771. This letter of credit is not reflected in our Consolidated Balance Sheets. Provided that we obtain written consent from the lenders, we have the option to increase the Revolver by up to $200, to a total of $1,000, and two options to extend the Revolver for additional one-year terms.
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
Under the Revolver, we have two financial covenant tests that need to be met on a quarterly basis: a Leverage Ratio that is less than or equal to 4 times and a fixed charge coverage ratio that is greater than or equal to 1.25 times. As of February 1, 2025, we were in compliance with all covenants.
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
Our $800 commercial paper program allows us to use the proceeds to fund operating cash requirements. Under the terms of the commercial paper agreement, we pay a rate of interest based on, among other factors, the maturity of the issuance and market conditions. The issuance of commercial paper has the effect of reducing available liquidity under the Revolver by an amount equal to the principal amount of commercial paper outstanding. Conversely, borrowings under our Revolver have the effect of reducing the available capacity of our commercial paper program by an amount equal to the amount outstanding. As of February 1, 2025 and February 3, 2024, we had no issuances outstanding under our commercial paper program.

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
Long-term debt is recorded at carrying value. If long-term debt was measured at fair value, we would use quoted market prices of the same or similar issues, which is considered a Level 2 fair value measurement. The following table summarizes the carrying value and fair value estimate of our long-term debt, including current maturities:

	February 1, 2025	February 3, 2024
Carrying value of long-term debt	$2,618	$2,862
Fair value of long-term debt	2,324	2,441
We measure certain items at fair value on a nonrecurring basis, primarily goodwill and long-lived tangible and ROU assets, in connection with periodic evaluations for potential impairment. For more information regarding long-lived tangible asset impairment charges, see Note 1: Nature of Operations and Summary of Significant Accounting Policies. We estimate the fair value of these assets using primarily unobservable inputs and, as such, these are considered Level 3 fair value measurements. In the first quarter of 2023, we measured our investment in Nordstrom Canada, our related-party receivables and related lease guarantees at fair value (see Note 2: Canada Wind-down).
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
NOTE 8: SELF-INSURANCE
Our self-insurance reserves are summarized as follows:

	February 1, 2025	February 3, 2024
Workers’ compensation	$70	$73
Employee health and welfare	27	28
Other liability	21	18
Total self-insurance reserves	$118	$119
We are self-insured for the majority of our workers’ compensation programs, employee health and welfare coverage and other liability.
Our workers’ compensation policies have a retention per claim of $1 or less and no policy limits. Approximately 30% of our workers’ compensation obligations are payable within one year. In connection with our workers’ compensation programs, we have a standby letter of credit issued on our behalf with $13 available and $2 outstanding as of February 1, 2025. This letter of credit is not reflected in our Consolidated Balance Sheets.
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

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

NOTE 9: SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
We have a SERP, which provides retirement benefits to certain officers and select employees. The SERP has different benefit levels depending on the participant’s role. At the end of 2024, we had 57 participants in the plan, including five officers and select employees eligible for SERP benefits, 44 retirees and eight beneficiaries. This plan is nonqualified and does not have a minimum funding requirement. We selected the measurement date of January 31, the calendar month end closest to our fiscal year end, to value our SERP.
Benefit Obligation and Funded Status
Our benefit obligation and funded status is as follows:

	February 1, 2025	February 3, 2024
Change in benefit obligation:
Benefit obligation at beginning of year	$168	$176
Participant service cost	1	1
Interest cost	8	9
Benefits paid	(11)	(11)
Actuarial gain	(8)	(7)
Benefit obligation at end of year	158	168
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	11	11
Benefits paid	(11)	(11)
Fair value of plan assets at end of year	—	—
Underfunded status at end of year	($158)	($168)
The accumulated benefit obligation, which is the present value of benefits, assuming no future compensation changes, was $158 and $168 at the end of 2024 and 2023. Amounts recognized as liabilities in the Consolidated Balance Sheets consist of the following:

	February 1, 2025	February 3, 2024
Accrued salaries, wages and related benefits	$12	$12
Other liabilities (noncurrent)	146	156
Net amount recognized	$158	$168
Components of SERP Expense
The components of SERP expense recognized in SG&A on the Consolidated Statements of Earnings are as follows:

Fiscal year	2024	2023	2022
Participant service cost	$1	$1	$2
Interest cost	8	9	6
Amortization of net loss and other	—	—	4
Total SERP expense	$9	$10	$12
Accumulated Other Comprehensive Gain (Loss)
Amounts recognized in accumulated other comprehensive gain (loss) (pre-tax) consist of the following:

Fiscal year	2024	2023	2022
Actuarial gain	$8	$7	$34
Amortization of net loss and other	—	—	4
Amounts recognized in accumulated other comprehensive gain (loss)	$8	$7	$38

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Assumptions
Weighted-average assumptions used to determine our benefit obligation and SERP expense are as follows:

Fiscal year	2024	2023	2022
Assumptions used to determine benefit obligation:
Discount rate	5.66%	5.27%	4.95%
Rate of compensation increase	2.50%	2.50%	2.50%
Assumptions used to determine SERP expense:
Discount rate	5.27%	4.95%	3.19%
Rate of compensation increase	2.50%	2.50%	2.50%
Future Benefit Payments and Contributions
As of February 1, 2025, the expected future benefit payments based upon the assumptions described above and including benefits attributable to estimated future employee service are as follows:

Fiscal year
2025	$12
2026	12
2027	13
2028	13
2029	12
2030 – 2034	61
Thereafter	35
NOTE 10: STOCK-BASED COMPENSATION
Under our stock-based compensation and deferred compensation plan arrangements, we issued 2.8, 2.4 and 3.4 shares of common stock in 2024, 2023 and 2022. Under the EIP, the aggregate number of shares authorized to be issued may not exceed 39.5 plus any shares currently outstanding under the 2010 Equity Incentive Plan that are forfeited or expire during the term of the EIP. As of February 1, 2025, we had 15.4 shares issued and outstanding and 16.5 shares remaining available for future grants under the EIP. Upon completion of the Merger, unvested RSUs, stock options and PSUs would be converted to cash-based awards and vest on the same schedule. Unvested and vested options would be canceled if their exercise price is equal to or greater than the merger consideration plus the amount of the special dividend, and vested options would be paid in cash if their exercise price is less than the merger consideration plus the amount of the special dividend. The amount of the cash payment would be based on the number of shares subject to the vested option and the difference of the merger consideration, plus the amount of the special dividend, and the exercise price.
Under the ESPP, employees may make payroll deductions of up to 15% of their base compensation for the purchase of Nordstrom common stock. At the end of each six-month offering period, participants apply their accumulated payroll deductions toward the purchase of shares of our common stock at 90% of the fair market value on the last day of the offer period. As part of the Merger Agreement, the ESPP will continue to operate with certain changes, including (i) the current offering period that began on November 1, 2024 will be the final offering period, (ii) current participants will not be permitted to increase their payroll deduction election or contribution rate and (iii) no new participants will be allowed to participate in the ESPP. As of February 1, 2025, we had 19.6 shares authorized and 4.1 shares remaining available for issuance under the ESPP. We issued 0.7, 1.0 and 0.9 shares under the ESPP during 2024, 2023 and 2022. As of February 1, 2025 and February 3, 2024, we had current liabilities of $5 for future purchases of shares under the ESPP.

Nordstrom, Inc. and subsidiaries 65

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

The following table summarizes our stock-based compensation expense:

Fiscal year	2024	2023	2022
RSUs	$59	$40	$41
Stock options	2	6	11
Other[1]	11	6	7
Total stock-based compensation expense, before income tax benefit	72	52	59
Income tax benefit	(18)	(13)	(15)
Total stock-based compensation expense, net of income tax benefit	$54	$39	$44
1 Other stock-based compensation expense includes PSUs, nonemployee director stock awards and ESPP.
The stock-based compensation expense before income tax benefit was recorded in our Consolidated Statements of Earnings as follows:

Fiscal year	2024	2023	2022
Cost of sales and related buying and occupancy costs	$12	$10	$9
SG&A	60	42	50
Total stock-based compensation expense, before income tax benefit	$72	$52	$59
Restricted Stock Units
Our CPCC approves grants of restricted stock units to employees. The number of units granted to an individual are determined based upon award amounts and the fair value of the restricted stock units at the time of grant. Restricted stock units typically vest and convert to shares over either three or four years.
A summary of restricted stock unit activity for 2024 is presented below:

Fiscal year	2024
	Shares	Weighted-average grant date fair value per unit
Outstanding, beginning of year	6.2	$19
Granted	4.7	16
Vested	(2.3)	21
Forfeited or canceled	(1.0)	17
Outstanding, end of year	7.6	$17
The aggregate fair value of restricted stock units vested during 2024, 2023 and 2022 was $47, $33 and $62. As of February 1, 2025, the total unrecognized stock-based compensation expense related to nonvested restricted stock units was $66, which is expected to be recognized over a weighted-average period of 17 months.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Stock Options
Our CPCC approves grants of nonqualified stock options to employees. The number of awards granted to an individual are determined based upon award amounts and the fair value of stock options at the time of grant. Our options primarily vest equally over a four-year period or at the end of two years, and expire ten years after the date of grant. We did not grant options in 2024. We used the following assumptions to estimate the fair value for stock options at each grant date:

Fiscal year	2023	2022
Assumptions
Risk-free interest rate[1]	3.98% – 5.05%	1.18% – 1.95%
Weighted-average volatility[2]	52.3%	52.4%
Weighted-average expected dividend yield[3]	3.8%	3.4%
Expected life in years[4]	8.2	8.3

Grant Date Information
Date of grant	March 6, 2023	March 3, 2022
Weighted-average fair value per option	$8	$10
Exercise price per option	$20	$26
1 Represents the yield on U.S. Treasury securities that mature over the 10-year life of the stock options.
2 Based on a combination of the historical volatility of our common stock and the implied volatility of exchange-traded options for our common stock.
3 Our forecasted dividend yield for the next 10 years.
4 Derived from the output of the Binomial Lattice-based valuation model and represents the estimated period of time until option exercise. The expected term of options granted is based on our historical exercise behavior, taking into consideration the contractual term of the option and our employees’ expected exercise and post-vesting employment termination behavior.
A summary of stock option activity for 2024 is presented below:

Fiscal year	2024
	Shares	Weighted- average exercise price per option	Weighted-average remaining contractual life (years)	Aggregate intrinsic value[1]
Outstanding, beginning of year	7.6	$35
Granted	—	—
Exercised	(0.3)	17
Forfeited or canceled	(0.9)	54
Outstanding, end of year	6.4	$33	4	$17
Exercisable, end of year	4.0	$37	4	$13

Fiscal year		2024	2023	2022
Aggregate intrinsic value of options exercised[1]		$2	$1	$4
Fair value of stock options vested		$4	$4	$27
1 The aggregate intrinsic value represents the amount realized if all in-the-money options were exercised on the final business day before February 1, 2025.
As of February 1, 2025, the total unrecognized stock-based compensation expense related to nonvested stock options was $3, which is expected to be recognized over a weighted-average period of 5 months.

Nordstrom, Inc. and subsidiaries 67

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

NOTE 11: SHAREHOLDERS’ EQUITY
We have certain limitations with respect to the payment of dividends and share repurchases under our Revolver agreement (see Note 6: Debt and Credit Facilities). While the Merger Agreement is in effect, we are prohibited from repurchasing shares of our common stock, including under the stock repurchase program.
Changes in the number of issued and outstanding shares of our common stock in 2024, 2023 and 2022 are the result of compensation plan issuances (see Note 10: Stock-based Compensation) and share repurchases.
Share Repurchases
In May 2022, our Board of Directors authorized a new program to repurchase up to $500 of our outstanding common stock, with no expiration date, which replaced the August 2018 program. While the Merger Agreement is in effect, we are prohibited from repurchasing shares of our common stock, including under the stock repurchase program, without the prior written consent of Parent. The following is a summary of the activity related to our share repurchase programs:

	Shares	Average price per share	Amount
Capacity at January 29, 2022			$707
August 2018 program termination			(707)
May 2022 program authorization (no expiration)			500
Shares repurchased	2.8	$22	(62)
Capacity at January 28, 2023			438
Shares repurchased[1]	0.03	$19	(1)
Capacity at February 3, 2024[1]			438
Shares repurchased	—	$—	—
Capacity at February 1, 2025			$438
1 Subtotal of ending share repurchase capacity may not foot due to rounding.
Dividends
We paid dividends of $0.76 per share in 2024, 2023 and 2022. In February 2025, subsequent to year end, we declared a quarterly dividend of $0.19 per share, which will be paid on March 26, 2025 to shareholders of record as of March 11, 2025. While the Merger Agreement is in effect, we are prohibited from, without the prior written consent of Parent, declaring dividends on our common stock other than regular quarterly dividends not to exceed $0.19 per share, a stub period dividend contingent upon the closing of the Merger, and a special dividend prior to and contingent upon the closing of the Merger.
Rights Plan
In September 2022, our Board of Directors approved the Shareholder Rights Agreement and declared a dividend of one right for each outstanding share of Nordstrom common stock to shareholders of record on September 30, 2022. In June 2023, shareholders approved an advisory vote on the extension of our Rights Plan at our 2023 Annual Meeting of Shareholders, and in August 2023, the Board of Directors extended the expiration date to September 19, 2025, unless redeemed, exchanged or terminated earlier by our Board of Directors. Each right entitles holders to purchase one newly issued share of Nordstrom common stock at an exercise price of $94 per right, subject to adjustment. Initially, the rights are not exercisable and trade with our shares of common stock.
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

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

In September 2024, we entered into a Second Amendment to the Shareholder Rights Agreement, which provides that the Family Group and Liverpool shall be an exempt person under the Shareholder Rights Agreement until the earlier of (i) April 17, 2025 and (ii) the date that such group increases their aggregate beneficial ownership of shares of the Company’s common stock to an amount greater than its beneficial ownership on the date of the Amendment plus 0.1% of the then-outstanding shares of common stock (subject to specified exclusions). In December 2024, we entered into a Third Amendment to the Shareholder Rights Agreement, which superseded the exemption of the Second Amendment, provides that (i) the Parent Parties shall be an exempt person under the Shareholder Rights Agreement until five business days following the valid termination of the Merger Agreement and (ii) a group composed of certain members of the Family Group who are guaranteeing the performance and payment of certain of Parent’s obligations under the Merger Agreement shall be an exempt person under the Shareholder Rights Agreement until five business days following the valid termination of the related limited guaranty.
NOTE 12: INCOME TAXES
U.S. and foreign components of earnings before income taxes were as follows:

Fiscal year	2024	2023	2022
U.S.	$393	$143	$316
Foreign	—	4	21
Earnings before income taxes	$393	$147	$337
Income tax expense consists of the following:

Fiscal year	2024	2023	2022
Current income taxes:
Federal	$170	$55	$149
State and local	29	18	27
Foreign	—	—	(1)
Total current income tax expense	199	73	175
Deferred income taxes:
Federal	(90)	(59)	(86)
State and local	(10)	(10)	(2)
Foreign	—	9	5
Total deferred income tax benefit	(100)	(60)	(83)
Total income tax expense	$99	$13	$92
A reconciliation of the statutory federal income tax rate to the effective tax rate on earnings before income taxes is as follows:

Fiscal year	2024	2023	2022
Statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal income taxes	3.9%	4.0%	5.9%
Federal credits	(1.8%)	(4.7%)	(3.8%)
Non-deductible expenses	1.4%	2.9%	1.2%
Stock-based compensation	1.1%	5.1%	1.8%
Valuation allowance	—	6.6%	0.4%
Taxes on foreign operations	1.2%	1.5%	1.6%
Excess tax over book loss on Canada wind-down	(2.0%)	(18.2%)	—
Resolution of prior period tax matters	—	(11.2%)	—
Other, net	0.5%	1.6%	(0.9%)
Effective tax rate	25.3%	8.6%	27.2%

Nordstrom, Inc. and subsidiaries 69

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

The components of deferred tax assets and liabilities are as follows:

	February 1, 2025	February 3, 2024
Deferred tax assets:
Lease liabilities	$440	$425
Compensation and benefits accruals	101	104
Sales return reserve	49	56
Accrued expenses	35	31
Merchandise inventories	33	36
Gift cards	36	39
The Nordy Club loyalty program	7	2
Net operating losses	38	38
Other	35	36
Total deferred tax assets	774	767
Valuation allowance	(1)	(1)
Total deferred tax assets, net of valuation allowance	773	766
Deferred tax liabilities:
ROU assets	(336)	(310)
Land, property and equipment	(61)	(164)
Debt exchange premium	(11)	(11)
Total deferred tax liabilities	(408)	(485)
Net deferred tax assets	$365	$281
As of February 1, 2025 and February 3, 2024, state net operating loss carryforwards for income tax purposes was approximately $583 and $621. The net operating loss carryforwards are subject to certain statutory limitations of applicable state laws. If not utilized, a portion of our state net operating loss carryforwards will begin to expire in 2026.
As of February 1, 2025 and February 3, 2024, the valuation allowance for deferred tax assets was $1 for state net operating loss carryforwards that will not be realized in the foreseeable future. As a result of the wind-down of our Canada operations in 2023, the valuation allowance for foreign deferred tax assets increased $9 and upon deconsolidation was written off to zero. The write-off of the deferred tax assets and corresponding valuation allowance for Canada was included in the Canada wind-down costs.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Fiscal year	2024	2023	2022
Unrecognized tax benefit at beginning of year	$24	$48	$47
Gross increase to tax positions in prior periods	2	1	1
Gross decrease to tax positions in prior periods	(1)	(4)	(6)
Gross increase to tax positions in current period	5	6	7
Settlements	—	(27)	(1)
Unrecognized tax benefit at end of year	$30	$24	$48
At the end of 2024 and 2023, $27 and $22 of the ending gross unrecognized tax benefit related to items which, if recognized, would affect the effective tax rate.
There was no material expense for interest and penalties in 2024, 2023 and 2022. At the end of 2024 and 2023, our liability for interest and penalties was $5 and $3.
We file income tax returns in the U.S. With few exceptions, we are no longer subject to federal or state and local income tax examinations for years before 2016. As of February 1, 2025, we believe it is reasonably possible unrecognized tax benefits related to federal, state and local tax positions may decrease $11 by January 31, 2026, due to the completion of examinations and the expiration of various statutes of limitations.

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

NOTE 13: COMMITMENTS AND CONTINGENCIES
Our estimated total purchase obligations, which primarily consist of inventory purchase orders, were $1,954 as of February 1, 2025. These purchase obligations are primarily payable within one year.
NOTE 14: EARNINGS PER SHARE
The computation of EPS is as follows:

Fiscal year	2024	2023	2022
Net earnings	$294	$134	$245

Basic weighted-average shares outstanding	164.3	161.8	160.1
Dilutive shares	4.6	1.6	2.0
Diluted weighted-average shares outstanding	168.9	163.4	162.1

Basic EPS	$1.79	$0.83	$1.53
Diluted EPS	$1.74	$0.82	$1.51

Anti-dilutive shares	6.1	8.4	8.7
NOTE 15: SEGMENT REPORTING
Segments
During the fourth quarter of 2024, we adopted ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. As a result, all reporting periods are presented under the new standard and prior period segment disclosures have been reclassified to conform to the current period presentation.
We have one reportable “Retail” segment to align with how management operates and evaluates the results of our operations. Our chief executive officer, who is our chief operating decision maker, reviews results on a consolidated basis, accompanied by information about our two operating segments, Nordstrom and Nordstrom Rack. The CODM uses EBIT for the purpose of allocating resources and evaluating financial performance, primarily by monitoring actual results versus the annual plans, and making strategic decisions.
Our Retail reportable segment aggregates our two operating segments, Nordstrom and Nordstrom Rack. As of February 1, 2025, Nordstrom consists of Nordstrom.com, Nordstrom U.S. stores and Nordstrom Local. Nordstrom also included Canada operations prior to March 2, 2023, inclusive of Nordstrom.ca, Nordstrom Canadian stores and Nordstrom Rack Canadian stores, and ASOS | Nordstrom prior to December 2023. Nordstrom Rack consists of NordstromRack.com, Nordstrom Rack U.S. stores and Last Chance clearance stores.
Our Nordstrom and Nordstrom Rack operating segments both generate revenue by offering customers an extensive selection of high-quality third-party and private-brand merchandise for women, men, young adults and children, with a focus on apparel, shoes, beauty, accessories and home goods. We continue to focus on omni-channel initiatives by integrating the operations, merchandising and technology necessary to be consistent with our customers’ expectations of a seamless shopping experience regardless of channel or business. Nordstrom and Nordstrom Rack have historically had similar economic characteristics and financial performance over the long-term, which we expect to continue in the future. They also have other similar qualitative characteristics, including suppliers, method of distribution, type of customer and regulatory environment. Due to their similar qualitative and economic characteristics, we have aggregated our Nordstrom and Nordstrom Rack operating segments into a single reportable segment.
Amounts in variable SG&A primarily relate to variable shipping and fulfillment, direct selling, customer service, marketing, loyalty and gift cards. Our variable SG&A expenses are dependent on our sales volume and our channel mix. Amounts in fixed SG&A include expenses primarily related to information technology, employee benefits, loss prevention, non-variable supply chain, selling and store costs, other general overhead and fixed expenses and certain allocated corporate expenses. Allocated corporate expenses are comprised of certain overhead expenses incurred by the Company which are not directly incurred by our Nordstrom and Nordstrom Rack operating segments as a part of their normal operations and primarily include finance, accounting, HR and other administrative expenses.

Nordstrom, Inc. and subsidiaries 71

Nordstrom, Inc.
Notes to Consolidated Financial Statements
(Dollar and share amounts in millions except per share, per option and per unit amounts)

Amounts in the Unallocated Corporate/Other column include unallocated corporate expenses and assets (including unallocated assets in corporate headquarters, consisting primarily of cash, land, buildings, equipment and deferred tax assets), inter-segment eliminations and other adjustments to segment results necessary for the presentation of consolidated financial results in accordance with GAAP. We do not allocate interest expense, net, income taxes or unusual and infrequent items to our Retail segment.
Accounting Policy
We present our segment results in the way that management views our results internally and the accounting policies of the operating segments are the same as those described in Note 1: Nature of Operations and Summary of Significant Accounting Policies.
The following table sets forth information about our reported segment revenues and significant expense categories included within EBIT:

Fiscal year	2024	2023	2022
Net sales	$14,557	$14,219	$15,092
Less:
Cost of sales and services	(8,241)	(8,176)	(8,786)
Buying and occupancy costs	(1,148)	(1,114)	(1,184)
Variable SG&A	(2,633)	(2,575)	(2,872)
Fixed SG&A1	(1,663)	(1,499)	(1,531)
Retail segment EBIT	872	855	719
Unallocated corporate and other expenses[2]	(377)	(604)	(254)
Earnings before interest and income taxes	$495	$251	$465
1 Includes credit card revenues, net and expenses associated with our credit card program as we present our credit card operation EBIT within Fixed SG&A in the Retail Segment to align with how management views the business.
2 Canada wind-down costs are included within unallocated corporate and other expenses for 2023.
The following table sets forth other information for our reportable segment:

	Retail Segment	Unallocated Corporate/Other	Total
Fiscal year 2024
Net sales	$14,557	$—	$14,557
Credit card revenues, net	459	—	459
Depreciation and amortization[1]	(249)	(354)	(603)
Interest expense, net	—	(102)	(102)
Capital expenditures	(215)	(301)	(516)
Assets	5,922	3,044	8,966

Fiscal year 2023
Net sales	$14,219	$—	$14,219
Credit card revenues, net	474	—	474
Depreciation and amortization[1]	(263)	(323)	(586)
Interest expense, net	—	(104)	(104)
Capital expenditures	(244)	(325)	(569)
Assets	5,622	2,822	8,444

Fiscal year 2022
Net sales	$15,092	$—	$15,092
Credit card revenues, net	438	—	438
Depreciation and amortization[1]	(316)	(288)	(604)
Interest expense, net	—	(128)	(128)
Capital expenditures	(154)	(319)	(473)
Assets	5,968	2,777	8,745
1 The amounts of depreciation and amortization are included within the other segment expense captions, such as buying and occupancy and SG&A.
For information about disaggregated revenues, see Note 3: Revenue.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
On March 4, 2025, we filed an 8-K announcing the departure of Catherine R. Smith as an officer, employee and the Company’s principal financial officer for the purposes of the Exchange Act. Her last day with us will be on or about March 21, 2025. We do not believe that the announcement of Ms. Smith’s resignation has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our Chief Executive Officer, Erik B. Nordstrom, serves as our principal executive officer for purposes of the Exchange Act.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of February 1, 2025.
Deloitte & Touche LLP, an independent registered public accounting firm, was retained to audit our Consolidated Financial Statements and the effectiveness of our internal control over financial reporting. They have issued an attestation report on our internal control over financial reporting as of February 1, 2025, which is included herein.

Nordstrom, Inc. and subsidiaries 73

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Nordstrom, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Nordstrom, Inc. and subsidiaries (the “Company”) as of February 1, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 1, 2025, of the Company and our report dated March 21, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Seattle, Washington
March 21, 2025

Item 9B. Other Information.
During the fiscal quarter ended February 1, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K. For more information on our insider trading policies and procedures, as required by Item 408(b) of the SEC’s Regulation S-K, see the Exhibit Index.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The certifications of our Chief Executive Officer and Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this 2024 Annual Report and were included as exhibits to each of our quarterly reports on Form 10-Q. Our Chief Executive Officer certified to the NYSE on June 4, 2024, pursuant to Section 303A.12(a) of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.
INFORMATION REGARDING THE BOARD OF DIRECTORS
Under the Company’s Bylaws, the Board of Directors consists of between ten and twelve directors, with the exact number to be set by resolution of the Board of Directors. Currently, the Board of Directors is comprised of eleven directors. Directors are elected annually, with each seat on the Board of Directors subject to re-election at the Company’s Annual Meeting of Shareholders.
INFORMATION REGARDING THE DIRECTORS
James L. Donald, age 71, joined the Board of Directors in 2020. Mr. Donald brings over 45 years of experience in leadership roles at consumer-facing businesses ranging from hospitality to retail. Mr. Donald has a wealth of knowledge and expertise in navigating the fast-paced and dynamic environment facing the Company today. In addition, his proven track record of leading large companies through complex and challenging environments makes him an invaluable resource to the Board. From 2019 to the present, Mr. Donald has served as the Co-Chairman of the Board for Albertsons Companies, one of the largest food and drug retailers in the United States. He served as Chief Executive Officer of Albertsons Companies in 2019, and President and Chief Operating Officer of Albertsons Companies in 2018. From 2013 to 2015, Mr. Donald served as Chief Executive Officer of Extended Stay America, Inc., one of the largest integrated hotel owner/operators in the United States. Prior to 2013, Mr. Donald served as the Chief Executive Officer of Haggen, Inc. and the Chief Executive Officer of Starbucks. Since 2019, Mr. Donald has been a director of Albertsons Companies. Mr. Donald is the Chair of the CPCC and serves as a member of the AFC.
Kirsten A. Green, age 53, joined the Board of Directors in 2019. Ms. Green brings extensive experience in consumer and digital commerce focused businesses and provides unique insights with respect to the challenges and opportunities of today’s rapidly evolving digital commerce landscape. Ms. Green has deep domain expertise and an understanding of consumer behaviors, brand building and products. From 2010 to the present, Ms. Green has served as the Founder and Managing Partner of Forerunner Ventures, a venture capital firm. In her role with Forerunner Ventures, Ms. Green has served on the boards of numerous private companies since 2013. Prior to 2010, Ms. Green served as an Equity Research Analyst at Banc of America Securities as well as a Senior Associate at Deloitte & Touche LLP. From 2021 to 2023, Ms. Green Served as a director of Northern Star Investment Corp. II and Northern Star Investment Corp. IV. From 2020 to 2023, Ms. Green served as a director of Hims and Hers Health, Inc. Ms. Green serves as a member of the AFC and the CGNC.
Glenda G. McNeal, age 64, joined the Board of Directors in 2019. Ms. McNeal brings extensive experience in business development, innovation and customer relationship management, as well as financial, accounting and senior leadership skills. Ms. McNeal provides unique insights on strategic planning, risk oversight and operational matters. Ms. McNeal’s service on public company boards provides her experience with corporate governance matters and key skills in working with directors, understanding board processes and functions, and assessing risk and overseeing management. From 2024 to the present, Ms. McNeal has served as the Chief Partner Officer of American Express, a globally integrated payments company. She served as President of Enterprise Strategic Partnerships at American Express from 2017 to 2024, and as Executive Vice President and General Manager of the Global Client Group of American Express from 2011 to 2017, having held positions of increasing authority at American Express from 1989 to 2011. From 2011 to 2022, Ms. McNeal served on the board of directors of RLJ Lodging Trust. Ms. McNeal is the Chair of the CGNC and serves as a member of the CPCC.

Nordstrom, Inc. and subsidiaries 75

Erik B. Nordstrom, age 61, joined the Board of Directors in 2006. Mr. Nordstrom has spent more than 40 years with the Company, holding positions of increasing responsibility that have spanned all aspects of the retail business. Through roles in buying, regional management, and digital and store operations, he has gained a deep understanding of the customer and the foresight needed to navigate an evolving industry. Throughout his tenure, he has driven critical investments in new capabilities to blend the digital and physical experiences, bringing Nordstrom closer to customers and serving them how, where and when they want to shop. In 2021, Mr. Nordstrom joined the board of directors for The Jim Pattison Group, a diversified holding company and one of Canada’s largest privately held companies. From 2020 to the present, Mr. Nordstrom has served as Chief Executive Officer of the Company. From 2015 to 2020, Mr. Nordstrom served as Co-President, and from 2014 to 2015 he served as Executive Vice President and President, Nordstrom.com. From 2006 to 2014, Mr. Nordstrom served as Executive Vice President and President, Stores, having previously served as Executive Vice President, Full-Line Stores from 2000 to 2006.
Erik Nordstrom and Peter Nordstrom are brothers, great-grandsons of the Company’s founder and the second cousins of James Nordstrom, Jr., Chief Merchandising Officer for the Company.
Nordstrom Canada Retail, Inc., Nordstrom Canada Holdings, LLC and Nordstrom Canada Holdings II, LLC have commenced a wind-down of their business operations, obtaining an Initial Order from the Ontario Superior Court of Justice under the Companies’ Creditor Arrangement Act on March 2, 2023 to facilitate the wind-down in an orderly fashion. Mr. Nordstrom served as a director and/or officer of such entities.
Peter E. Nordstrom, age 63, joined the Board of Directors in 2006. Mr. Nordstrom has spent more than 40 years with the Company, holding positions of increasing responsibility that have spanned all aspects of the retail business. Throughout his career, he has helped Nordstrom innovate the customer shopping experience and redefine the role fashion plays in customers’ lives through bold investments in emerging categories and partnerships with both established and new brands and designers. He has led major strategic initiatives that have strengthened Nordstrom’s reputation in the fashion industry and kept the brand relevant, such as building the designer offering, evolving Nordstrom’s mix of brands and categories and bringing in limited distribution brands as exclusive partners. He also hosts The Nordy Pod, Nordstrom’s first podcast, which he launched in 2022. From 2020 to the present, Mr. Nordstrom has served as the President and Chief Brand Officer of the Company, having previously served as Co-President from 2015 to 2020. From 2006 to 2015, he served as Executive Vice President and President, Merchandising, and from 2000 to 2006 he served as Executive Vice President, Full-Line Stores.
Erik Nordstrom and Peter Nordstrom are brothers, great-grandsons of the Company’s founder and the second cousins of James Nordstrom, Jr., Chief Merchandising Officer for the Company.
Amie Thuener O’Toole, age 50, joined the Board of Directors in 2022. Ms. Thuener O’Toole brings more than 25 years of finance and accounting experience. Her experience in a variety of senior leadership roles at some of the world’s most innovative companies brings valuable perspectives in finance and accounting matters, including financial planning and reporting, risk assessment, incentive compensation plans and financial advice and support for all mergers and acquisitions activities. She brings to the Board a wealth of knowledge and expertise regarding strategic finance in the context of a rapidly growing and quickly changing business. From 2018 to the present, Ms. Thuener O’Toole has served as Vice President and Chief Accounting Officer of Alphabet, Inc., one of the world’s leading technology conglomerate holding companies, having previously served from 2013 to 2018 as the company’s Vice President and Chief Accountant. From 1996 to 2012, Ms. Thuener O’Toole served as Managing Director, Transaction Services, of PricewaterhouseCoopers. Ms. Thuener O'Toole is the Chair of the AFC and serves as a member of the CGNC.
Guy B. Persaud, age 54, joined the Board of Directors in 2023. Mr. Persaud brings more than 15 years of leadership experience in the consumer retail industry and a track record of identifying and operating high-growth and value-creation business opportunities outside of Procter & Gamble’s traditional business units. He has a unique track record of delivering outstanding shareholder return and driving large-scale transformations in a wide range of business and cultural contexts, successfully leading businesses in key global markets such as the United States, China, Europe and Latin America. He has significant experience in marketing and brand management, as well as operational expertise in key functions that include research and development, sales, supply chain, manufacturing, acquisitions, product innovation and e-commerce. From 2021 to the present, Mr. Persaud has served as President of New Business Unit of Procter & Gamble, a global consumer goods company. From 2015 to 2021, he served as Senior Vice President and General Manager of Procter & Gamble Latin America, having previously held various roles of increasing responsibility at Procter & Gamble from 1995 to 2015. Mr. Persaud serves as a member of the AFC and the CGNC.

Eric D. Sprunk, age 60, joined the Board of Directors in 2023. Mr. Sprunk brings more than 25 years of leadership experience in the consumer retail industry and a track record of driving financial performance and large-scale transformations within a complex global business. He has significant experience in marketing, finance and accounting, as well as operational expertise in key functions that include manufacturing, sourcing, sales and procurement, and product development. His service on public company boards provides additional experience with corporate governance matters, assessing risk and overseeing management. From 2013 to 2020, Mr. Sprunk served as the Chief Operating Officer of Nike, Inc., a global apparel company, having previously served from 2008 to 2015 as the company’s Executive Vice President of Global Product and Merchandising and from 2001 to 2008 as the company’s Executive Vice President of Global Footwear. Since 2015, Mr. Sprunk has been a member of the board of directors of General Mills, Inc., served on the board of directors of Bombardier, Inc. from 2021 to 2024, and he has been a member of the board of directors of Universal Music Group N.V. from 2024 to the present. Mr. Sprunk serves as a member of the AFC and the CPCC.
Bradley D. Tilden, age 64, joined the Board of Directors in 2016 and currently serves as Chairman of the Board. Mr. Tilden brings executive, operational, strategic planning and financial experience, as well as insights with respect to customer rewards programs in the consumer services industry. Mr. Tilden’s public company board service provides him with experience with corporate governance matters and key skills in working with directors, understanding board processes and functions, assessing risk and overseeing management. From 2021 to 2022, Mr. Tilden served as Chairman of Alaska Air Group, Inc., an airline holding company comprised of Alaska Airlines, Inc. and Horizon Air, Inc. From 2014 to 2021, he served as Chairman and Chief Executive Officer of Alaska Air Group, Inc., having previously served as its President and Chief Executive Officer from 2012 to 2014. From 2008 to 2012, Mr. Tilden served as President of Alaska Air Group, Inc., as the company’s Executive Vice President of Finance and Planning from 2002 to 2008 and as the company’s Chief Financial Officer from 2000 to 2008. Since 2024, Mr. Tilden has been a director of Matson, Inc. and previously served as a director of Alaska Air Group, Inc. from 2010 to 2022. In addition to his role as Chairman of the Board, Mr. Tilden serves as a member of the CGNC.
Mark J. Tritton, age 61, joined the Board of Directors in 2020. Mr. Tritton brings over 30 years of experience in retail and apparel businesses, providing him deep insights into consumer behavior, brand building and operational matters which are key to the Company’s business. In addition, as a former CEO of a public company retailer, Mr. Tritton has unique insights into the challenges facing the Company and its industry. From 2019 to 2022, Mr. Tritton served as President and Chief Executive Officer of Bed Bath & Beyond Inc., an omni-channel retailer selling a wide assortment of domestic merchandise and home furnishings online and through several brand retail storefronts. From 2016 through 2019, he served as Executive Vice President and Chief Merchandising Officer of Target Corporation, an omni-channel retailer selling everyday essentials and fashionable, differentiated merchandise at discounted prices online and through several brand retail storefronts. In addition, from 2009 to 2016, Mr. Tritton served as Executive Vice President and Division President of the Nordstrom Product Group of Nordstrom, Inc. Mr. Tritton serves as a member of the CPCC and the CGNC.
Mr. Tritton served on the board of directors of Bed Bath & Beyond Inc. from 2019 to 2022. On April 23, 2023, Bed Bath & Beyond Inc. filed a voluntary Chapter 11 petition with the United States Bankruptcy Court for the District of New Jersey.
Atticus N. Tysen, age 59 joined the Board of Directors in 2023. Mr. Tysen brings more than three decades of engineering and information security experience. Mr. Tysen also has a wealth of knowledge and expertise regarding technology, cybersecurity and fraud prevention in the context of a rapidly-growing and quickly-changing business. His background adds to the diversity of experience represented across the Board and helps us hone an increasingly important area of focus for the retail industry. From 2021 to the present, Mr. Tysen has served as Senior Vice President Product Development, Chief Information Security and Fraud Prevention Officer of Intuit Inc., a global provider of business and financial management solutions. Previously, he served as Senior Vice President, Chief Information Security Officer, Chief Fraud Prevention Officer and Chief Information of Officer of Intuit Inc., from 2020 to 2021, and Senior Vice President and Chief Information Officer of Intuit Inc., from 2013 to 2020. Mr. Tysen serves as a member of the AFC and the CPCC.
INFORMATION REGARDING THE EXECUTIVE OFFICERS
The Executive Officers of the Company are appointed annually by the Board of Directors following each year’s Annual Meeting of Shareholders and serve at the discretion of the Board of Directors. In addition to Erik and Peter Nordstrom, whose biographical information is provided under Information Regarding the Directors, the following are the other Executive Officers of the Company as of the date of this 2024 Annual Report.
Fanya Chandler, age 53, joined the Company in 1991 and has served as President, Nordstrom Stores since September 2023. Previously, she served as Senior Vice President, Southwest Regional Manager from 2015 to 2019, and again from 2020 until 2023. From 2019 to 2020, she served as Senior Vice President, President, Trunk Club. Ms. Chandler has held several leadership positions across the organization during her more than 30 years with Nordstrom.
Alexis DePree, age 46, joined the Company in 2020 and has served as Chief Operating Officer since 2024. From January 2020 to 2024, Ms. DePree served as Chief Supply Chain Officer. Ms. DePree previously served as Vice President of Americas Sort Centers and Planning at Amazon.com, Inc. from 2018 to 2020, and as Amazon’s Vice President of Global Supply Chain Operations from 2016 to 2018. From 2007 to 2016, she held positions of increasing responsibility at Target Corporation, prior to which she was employed at Dell Technologies Inc. in various leadership positions from 2001 to 2005. Ms. DePree currently serves as a director at Arhaus, Inc.

Nordstrom, Inc. and subsidiaries 77

Gemma Lionello, age 59, joined the Company in 1988 and has served as President, Nordstrom Rack since September 2023. Previously, Ms. Lionello served as Senior Vice President and Regional Manager for the Northeast Region for Nordstrom and Nordstrom Rack from 2020 to 2023. Throughout her over 35-year tenure with the Company, Ms. Lionello has held various leadership roles, including multiple regional manager roles for both Nordstrom and Nordstrom Rack and nearly a decade successfully leading Nordstrom’s Beauty and Accessories teams as General Merchandise Manager.
Jason Morris, age 49, joined the Company in 2023 and has served as Chief Technology and Information Officer since his arrival. Prior to Nordstrom, Mr. Morris served as Senior Vice President, Enterprise Business Services for Walmart Global Tech from January 2021 to April 2023. From 2016 to 2021, Mr. Morris served as Vice President of Retail Technology for Walmart Inc. From 2000 to 2016, he held positions with increasing responsibility at Walmart Inc.
James F. Nordstrom, Jr., age 52, joined the Company in 1986 and has served as Chief Merchandising Officer since September 2023. Previously, Mr. Nordstrom served as Chief Stores Officer from April 2022 until September 2023, and President, Stores from May 2014 to April 2022. From 2005 to 2014, Mr. Nordstrom Served as Executive Vice President and President, Nordstrom.com. He previously served as Corporate Merchandise Manager, Children’s Shoes, from May 2002 to February 2005, and as a project manager for the design and implementation of the Company’s inventory management system from 1999 to May 2022. Mr. Nordstrom is the second cousin of Erik and Peter Nordstrom and a great-grandson of the Company’s founder.
Lisa Price, age 52, joined the Company in 2023 and has served as the Company’s Chief Human Resources Officer since her arrival. Previously, Ms. Price served as Executive Vice President and Chief Human Resources Officer of Domino’s Pizza, Inc. from August 2019 to November 2023. Prior to Domino’s, Ms. Price served as a member of the human resources team at Nordstrom from 2015 to 2019, most recently as Senior Vice President of Human Resources. Before Nordstrom, Ms. Price spent more than 20 years at Starbucks, supporting the company’s rapid growth and global expansion in a variety of human resources roles, last serving there as Vice President of Partner Resources.
Catherine R. Smith, age 61, joined the Company in 2023 and has served as the Company’s Chief Financial Officer since her arrival. Ms. Smith has more than 30 years of financial leadership experience across multiple industries and organizations. Most recently, she served as Chief Financial Officer and Chief Administrative Officer for Bright Health Group from 2020 to 2023. Prior to Bright Health, she served as Target Corporation’s Chief Financial Officer from 2015 to 2020. Throughout her distinguished career, Ms. Smith has also held Chief Financial Officer roles at several other companies, including Express Scripts, Walmart International, GameStop, Centex, Kennametal, Textron and Raytheon. Ms. Smith currently serves as a director at PPG Industries and Baxter International. Previously, she served as a director for DICK’S Sporting Goods. As previously disclosed, Ms. Smith has indicated her intention to resign from her position with the Company following the filing of this 2024 Annual Report.
Ann Munson Steines, age 59, joined the Company in 2019 and has served as Chief Legal Officer, General Counsel and Corporate Secretary since April 2022. From 2019 to 2022, Ms. Steines served as the Company’s General Counsel and Corporate Secretary. Previously, she was Senior Vice President, Deputy General Counsel and Assistant Secretary for Macy’s Inc. for approximately ten years. Ms. Steines joined Macy’s Inc., in 1998 as Assistant Counsel, Employment Law, and rose through positions of increasing responsibility until her appointment as Deputy General Counsel and Assistant Secretary. Prior to Macy’s, Ms. Steines was a Senior Attorney with the Overnite Transportation Company, a subsidiary of Union Pacific Corporation. Ms. Steines began her legal career with Dinsmore & Shohl in Cincinnati, Ohio in 1990 and then practiced with the law firm of Michael Best & Friedrich in Milwaukee, Wisconsin. Ms. Steines currently serves on the board of directors of United Way of King County.
Kenneth J. Worzel, age 60, joined the Company in 2010 and has served as Chief Customer Officer since April 2022. Previously, Mr. Worzel served as Chief Operating Officer from August 2019 to April 2022. From 2018 to 2019, Mr. Worzel served as Chief Digital Officer, from 2016 to 2019 as President of Nordstrom.com, and from 2010 to 2016 as Executive Vice President, Strategy and Development. Prior to joining the Company, he was a partner with McKinsey & Company, a global management consulting firm, from 2009 to 2010. While at McKinsey, he provided the Company and other clients with management strategy and organizational services. Prior to joining McKinsey, he was a Managing Partner at Marakon Associates, an international strategy consulting firm, from 1992 to 2008. As a Partner at Marakon Associates, he provided consulting services to the Company from 1997 to 2008. Mr. Worzel currently serves as a director of State Farm Mutual Automobile Insurance Company.
DELINQUENT SECTION 16(a) REPORTS
Based upon a review of reports filed with the SEC and written representations that no other reports were required, the Company believes that during the fiscal year ended February 1, 2025, all of our Directors, Executive Officers and owners of in excess of 10% of our common stock complied with the filing requirements of Section 16(a) of the Exchange Act except for one missed Form 4 for Erik Nordstrom with respect to an inadvertent quarterly automatic investment re-balancing within his 401(k) Plan which resulted in a transfer of the issuer's securities out of the Nordstrom stock fund within the 401(k) Plan, which was corrected on March 19, 2025.

CODE OF CONDUCT & ETHICS AND CODE OF BUSINESS CONDUCT AND ETHICS
We have adopted a Code of Conduct & Ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. We have also adopted a Directors’ Code of Business Conduct and Ethics that applies to all of our non-employee Directors. Copies of each of these codes are posted on our Investor Relations Website. A grant of a waiver to a Director or Executive Officer from a provision of the codes requiring disclosure under applicable law, if any, will be disclosed on our Investor Relations Website.
AUDIT AND FINANCE COMMITTEE
The Board of Directors maintains a standing AFC. The AFC currently consists of six directors — Amie Thuener O’Toole, James L. Donald, Kirsten A. Green, Guy B. Persaud, Eric D. Sprunk and Atticus N. Tysen — each of whom has been determined by the Board of Directors to meet the heightened independence requirements under SEC and NYSE Listed Company Rules. In addition, the Board of Directors have determined that the following members of the committee are “audit committee financial experts” under SEC rules: Amie Thuener O’Toole, James L. Donald and Kirsten A. Green. As more fully described in its charter, the primary responsibilities of the AFC are to assist the Board of Directors in fulfilling its oversight responsibility by:
•reviewing the Company’s financial statements and ensuring the integrity of those statements,
•evaluating the accounting, auditing and financial reporting processes of the Company,
•managing business and financial risk and the internal controls environment,
•assessing the Company’s compliance with legal and regulatory requirements and ethics programs as established by management and the Board of Directors, in conjunction with any recommendation by the CGNC with respect to corporate governance matters, and
•reviewing reports resulting from the performance of audits by the independent auditor and the internal audit team.
In addition, the AFC provides financial oversight by:
•evaluating the qualifications, independence and performance of the Company’s independent auditors,
•assessing the performance of the Company’s internal audit team,
•advising on the Company’s capital structure, financial policies, capital investments, business and financial planning and related matters,
•reviewing the Company’s tax strategies and the implications of actual or proposed tax law changes,
•overseeing the Company’s dividend payment and share repurchase strategies, banking relationships, borrowing facilities and cash management, and
•monitoring the Company’s compliance with covenants under its outstanding indebtedness and borrowing facilities.
The AFC regularly reviews enterprise-level risks (including commercial, supply chain and cybersecurity risks) and compliance with laws and regulations. The AFC also meets privately and separately with the independent registered public accounting firm, the Chief Financial Officer, and the Vice President, Internal Audit.
INSIDER TRADING POLICIES
The Company has adopted an Amended and Restated Insider Trading Policy and associated procedures which govern the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees, and other covered persons, and the Company itself, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of the NYSE. A copy of the Company’s Amended and Restated Insider Trading Policy is filed in the Exhibit Index as Exhibit 19.1.
Item 11. Executive Compensation.
(Dollar and share amounts in ones, except where otherwise noted)
COMPENSATION, PEOPLE AND CULTURE COMMITTEE REPORT
The CPCC has reviewed and discussed with management the Compensation Discussion and Analysis included in this filing. The CPCC believes the Compensation Discussion and Analysis represents the intent and actions of the CPCC with regard to executive compensation and has recommended to the Board of Directors that it be included in this filing with the SEC.

Compensation, People and Culture Committee
James L. Donald, Chair
Glenda G. McNeal
Eric D. Sprunk
Mark J. Tritton
Atticus N. Tysen

Nordstrom, Inc. and subsidiaries 79

COMPENSATION DISCUSSION AND ANALYSIS

80	Executive Summary
81	Framework for Executive Compensation
86	Compensation Governance
This section describes our executive compensation program and the compensation decisions made for our fiscal year 2024 NEOs.

Erik B. Nordstrom	Chief Executive Officer
Catherine R. Smith	Chief Financial Officer
Peter E. Nordstrom	President & Chief Brand Officer
Kenneth J. Worzel	Chief Customer Officer
Jason Morris	Chief Technology and Information Officer
Executive Summary
Shareholders Support Our Compensation Program
Our shareholders approved our Board of Director’s recommendation to hold executive compensation advisory votes on an annual basis so that they may frequently and openly express their views about the compensation of our NEOs. Each year since 2011, more than 90% of the votes cast have been supportive of our compensation programs. The CPCC took shareholders’ sustained support into account as it continued to implement similar compensation policies and programs in fiscal year 2024.
We Emphasize Variable Pay and Balance Short- and Long-Term Incentive Values
In accordance with our pay-for-performance philosophy, the compensation program for our NEOs is straightforward in design and includes four primary elements: base salary, performance-based bonus, LTIs and benefits. Within these pay elements, we emphasize variable pay over fixed pay, with 85% of the CEO and President & Chief Brand Officer's target compensation, and at least 77% of the other NEOs' target compensation, tied to our financial or market performance. The program also balances the importance of these executives achieving both critical short-term objectives and strategic long-term priorities.
Effective Corporate Governance Reinforces Our Compensation Program
Our compensation philosophy for our executive team, including our NEOs, is reflected in governance practices that support the needs of our business, drive performance and align with our shareholders’ interests. Below is a summary of what we do and do not do in that regard.

WHAT WE DO		WHAT WE DON’T DO
✓
Pay-for-performance: Our compensation program for NEOs emphasizes variable pay over fixed pay, with 85% of the CEO and President & Chief Brand Officer's target compensation, and at least 77% of the other NEOs' target compensation, tied to our financial or market performance.
Provide employment agreements.
Offer separation benefits to our NEOs who are Nordstrom family members.
✓	Retain meaningful stock ownership guidelines: Our expectations for ownership align executives’ interests with those of our shareholders, and each NEO has exceeded his or her target.	Offer special perquisites to our NEOs.

✓
Mitigate undue risk: We have caps on potential performance-based bonus payments, a Clawback Policy on performance-based compensation and active and engaged oversight and risk management systems, including those related to compensation-related risk.
Reprice underwater stock options.
Issue grants below 100% fair market value.
✓	Engage an independent compensation consulting firm: The CPCC’s consultant does not provide any other services to the Company.	Pay dividends on any unearned or unvested equity awards.
✓	Apply conservative post-employment and change in control provisions.	Permit hedging or short-sale transactions.
✓
Limit accelerated vesting: Our equity plan provides for accelerated vesting of equity awards after a change in control only if an executive is involuntarily terminated by the Company without cause or resigns for good reason, a provision referred to as a “double trigger.”
Count pledged shares toward stock ownership targets.

✓	Restrict pledging activity: All Executive Officers are subject to pre-clearance requirements and restrictions.
✓	Receive strong shareholder support: Each year since 2011, more than 90% of the votes cast have been supportive of our compensation programs.

Framework for Executive Compensation
Our Pay and Benefits Philosophy
•We believe that if our customers win, our employees and shareholders win – our interests are aligned.
•We pay for performance by investing in talent that delivers results and demonstrates the behaviors that drive our success, while not encouraging excessive risk taking.
•We deliver competitive pay and benefits for all jobs and differentiate pay for critical jobs that directly impact our ability to deliver on our strategy.
•We use objective market data to design flexible pay and benefits programs to help attract, retain, motivate and reward our employees and meet the needs of specific talent groups.
•We provide equal pay and promotion opportunities for all employees and give them the information they need to clearly understand their pay and effectively manage their careers.
Each Element of Compensation Has Its Own Purpose
Our compensation program for NEOs is made up of four primary elements outlined on the following table. Each element has its own purpose based on our fundamental premise of pay-for-performance and our pay and benefits philosophy, as previously described. Additional information is provided on the following pages.

Compensation Element	Purpose
Base Salary (Page 81)	Reflect scope of the role and individual performance through base-line cash compensation.
Performance-Based Annual Cash Bonus (Page 82)	Motivate and reward contributions to annual operating performance and long-term business strategy with cash that varies based on results.
LTIs (Page 83)	Promote alignment of executive decisions with Company goals and shareholder interests where value varies with Company stock performance.
Benefits (Page 85)	Provide meaningful and competitive broad-based and executive benefits that support healthy lifestyles and contribute to financial security.
Pay Changes for 2024
On an annual basis, the CPCC reviews base salary, performance-based bonus target opportunity and LTI target annual grant value for each of the executives in consideration of the upcoming fiscal year. The CPCC’s decisions for fiscal year 2024 targets for the NEOs are summarized in this section and shown as a year-over-year comparison.

	Base Salary ($)		Performance-Based Annual Cash Bonus Target (Target Opportunity as a % of Base Salary)		LTI Annual Grant Target (Target Grant Value as a % of Base Salary)[1]
Name	FYE 2023	FYE 2024	FYE 2023	FYE 2024	FYE 2023	FYE 2024
Erik B. Nordstrom	758,500	885,000	200	200	350	350
Catherine R. Smith	875,000	875,000	125	125	250	250
Peter E. Nordstrom	758,500	885,000	200	200	350	350
Kenneth J. Worzel	895,000	895,000	125	125	250	250
Jason Morris	830,000	830,000	80	80	175	250
1 In 2024, actual LTI Annual Grant value varied from target for Kenneth Worzel. See page 83 to learn more about the LTI pay elements for 2024.
Base Salary
The CPCC begins its annual review of base salary for the NEOs through discussion with the CEO and President & Chief Brand Officer on the expectations and achievements of each executive during the previous year, as well as their pay history and pay equity with other internal roles. The CPCC then references similar roles in peer companies to ensure they are within a competitive range of the peer group median. NEOs do not necessarily receive increases in base salary every year. When they do, the changes are generally effective in March.
In 2024, the CPCC determined to increase the base salaries for Erik Nordstrom and Peter Nordstrom from $758,500 to $885,000 each, effective March 3, 2024 to maintain relative market competitiveness, given that the most recent increases were made in 2016. The base salaries of all other NEOs remained unchanged.

Nordstrom, Inc. and subsidiaries 81

Performance-Based Annual Cash Bonus
The opportunity for annual performance-based cash awards under our shareholder-approved Nordstrom, Inc. EMBP is designed to focus the NEOs on the alignment between annual operating performance and long-term business strategy.
In determining the target bonus opportunities, the CPCC takes into account the mix of pay elements, market pay information for similar roles within our peer group and the internal relationship between roles within the Company.
In support of our pay-for-performance philosophy, the maximum bonus payout, which is associated with superior performance, is 250% of an executive’s target bonus opportunity. This maximum is higher than is common among our retail peers because we believe it is important to continue encouraging and paying rewards when we achieve truly superior results. Under our approach, truly superior results are rarely achieved. In the past ten years, and excluding individual differentiation for extraordinary contributions, we have not paid out bonuses in excess of 150% of target.
For fiscal year 2024, the CPCC modified the bonus opportunity for all NEOs to reflect a Company-wide focus on top-line and bottom-line growth with Incentive Adjusted EBIT weighted 75% and Operational Gross Merchandise Value (Operational GMV) weighted 25% and subject to achieving the threshold for the Incentive Adjusted EBIT measure. Refer to the Results Of Operations in Item 7 of Part II for further detail on the calculation of Operational GMV. Incentive Adjusted EBIT may differ from EBIT and net earnings, as reported in this 2024 Annual Report, and excludes certain performance-based compensation elements in order to be more reflective of business performance. Incentive Adjusted EBIT is not a measure of financial performance under GAAP and should be considered in addition to, and not as a substitute for, net earnings or other financial measures performed in accordance with GAAP. Our method of determining non-GAAP financial measures may differ from other companies’ financial measures and therefore may not be comparable to methods used by other companies. The following is a reconciliation of net earnings to Incentive Adjusted EBIT:

Fiscal year	2024
Net earnings	$294	M
Income tax expense	99	M
Interest expense, net	102	M
Earnings before interest and income taxes	495	M
Privatization fees[1]	18	M
Accelerated technology depreciation[2]	26	M
Supply chain asset impairment and other	54	M
Adjusted EBIT	593	M
Performance-based cash compensation	221	M
Incentive Adjusted EBIT	$814	M
1 Privatization fees include transaction-related expenses incurred in connection with the Merger. These fees are included in SG&A on the Consolidated Statement of Earnings.
2As a result of a strategic decision, we recognized a charge related to incremental accelerated depreciation for a technology asset. The charge is included in SG&A on the Consolidated Statement of Earnings, unallocated Corporate/Other expenses within Note 15: Segment Reporting in Item 8 of Part II and depreciation and amortization expenses on the Consolidated Statement of Cash Flows.
The Incentive Adjusted ROIC measure was eliminated as it has historically tracked closely to Incentive Adjusted EBIT. For all NEOs except Erik Nordstrom and Peter Nordstrom, the CPCC determined to re-introduce the opportunity for individual differentiation of +/-25% based on execution against objective individual goals, and applied after the calculation of Company outcomes, but in no event can the total payout, after application of the individual differentiation, exceed 250% of an executive’s target bonus opportunity.

Measure and Weighting
All NEOs	•75% Incentive Adjusted EBIT •25% Operational Gross Merchandise Value (Operational GMV) subject to achievement of the Incentive Adjusted EBIT threshold
The CPCC defines financial milestones for Incentive Adjusted EBIT and Operational GMV as a range that relate to varying percentages of bonus payout. The difficulty level in achieving the milestones reflects the CPCC’s belief that there should be a balance between executive pay opportunity, reinvestment in the Company and return to shareholders.

2024 Bonus Measure Outcomes and Payouts
Our Incentive Adjusted EBIT achievement was $814M resulting in a 131% bonus payout on the EBIT measure, which was weighted 75% for all NEOs. Our Operational GMV achievement was $14,865M resulting in a 147% bonus payout on the Operational GMV measure, which was weighted 25% for all NEOs. The total payout was 135%, before differentiation. The bonus payout for Kenneth Worzel was differentiated +15% to recognize his performance against objective individual goals that significantly contributed to business results during the fiscal year, resulting in an overall payout of 155%. No other NEOs were differentiated.

The performance-based annual cash bonus results for the EMBP are summarized in the following table:

			Milestones
	Bonus Measure	Weight	Threshold 25%	Target 100%	Superior 250%	Actual	Actual % of Target
Erik B. Nordstrom	Incentive Adjusted EBIT	75%	$458M	$734M	$1,113M	$814M	131%
	Operational GMV[1]	25%	$13,869M	$14,623M	$15,391M	$14,865M	147%
	Total % of Target						135%
	% Individual Differentiation						N/A
	Total Payout %						135%
Catherine R. Smith	Incentive Adjusted EBIT	75%	$458M	$734M	$1,113M	$814M	131%
	Operational GMV[1]	25%	$13,869M	$14,623M	$15,391M	$14,865M	147%
	Total % of Target						135%
	% Individual Differentiation						—
	Total Payout %						135%
Peter E. Nordstrom	Incentive Adjusted EBIT	75%	$458M	$734M	$1,113M	$814M	131%
	Operational GMV[1]	25%	$13,869M	$14,623M	$15,391M	$14,865M	147%
	Total % of Target						135%
	% Individual Differentiation						N/A
	Total Payout %						135%
Kenneth J. Worzel	Incentive Adjusted EBIT	75%	$458M	$734M	$1,113M	$814M	131%
	Operational GMV[1]	25%	$13,869M	$14,623M	$15,391M	$14,865M	147%
	Total % of Target						135%
	% Individual Differentiation						15%
	Total Payout %						155%
Jason Morris	Incentive Adjusted EBIT	75%	$458M	$734M	$1,113M	$814M	131%
	Operational GMV[1]	25%	$13,869M	$14,623M	$15,391M	$14,865M	147%
	Total % of Target						135%
	% Individual Differentiation						—
	Total Payout %						135%
1 For more information about Operational GMV, see Results Of Operations in Item 7 of Part II.
Retention Bonuses
In January 2025, the Company entered into retention bonus arrangements with Catherine Smith, Kenneth Worzel and Jason Morris in the amounts of $1,750,000, $1,790,000 and $1,660,000, respectively and will be paid as follows, contingent on continuous employment through each payment date: (i) 25% of the retention bonus will be paid following the earlier of the date of the closing of the Merger and December 15, 2025, and (ii) subject to the occurrence of the closing of the Merger, 25% of the retention bonus will be paid following the first anniversary of the Merger closing date and 50% will be paid following the second anniversary of the Merger closing date. Catherine Smith forfeited her retention bonus opportunity upon her resignation.
LTIs
Annual grants of LTIs under our shareholder-approved EIP are intended to provide the NEOs with additional incentive to create shareholder value. In establishing the LTI annual grant value for each NEO, the CPCC considers the mix of pay elements, market pay information for similar roles within our peer group, our annual share usage and dilution, performance and internal equity of grant size by role. The CPCC considers annual equity-based awards at its annual February meeting, which is typically held approximately three weeks after fiscal year-end, and approves such awards either at that meeting or in the days shortly following. The February meeting occurs after performance results for the prior year are known, which allows the CPCC to align compensation elements with our performance and business goals.

Nordstrom, Inc. and subsidiaries 83

In 2024, the CPCC approved the following:
•Adjust the LTI annual grant mix to 50% PSUs and 50% RSUs for all NEOs.
•The RSUs will vest equally over three years.
•The 2024 PSU goals are set at the beginning of each year over three years. Goals for the 2024 performance period are aligned with the Company’s plan. The minimum percentage of PSUs that can be earned at the end of the three-year performance cycle is 0% and the maximum is 175%. The fiscal year 2024 goals were based on cumulative sales and Adjusted EBIT margin percent, subject to meeting an Incentive Adjusted EBIT threshold. See below for achievement of the goals for the 2024 fiscal year. Adjusted EBIT margin percent and Incentive Adjusted EBIT may differ from EBIT margin percent, EBIT or Net Earnings, as reported in this 2024 Annual Report, and exclude certain elements in order to be more reflective of business performance. Incentive Adjusted EBIT is not a measure of financial performance under GAAP and should be considered in addition to, and not as a substitute for, net earnings or other financial measures performed in accordance with GAAP. Our method of determining non-GAAP financial measures may differ from other companies’ financial measures and therefore may not be comparable to methods used by other companies. Refer to the Adjusted EBIT, Adjusted EBITDA, Adjusted EBIT Margin and Adjusted EPS (Non-GAAP Financial Measures) section in Item 7 of Part II for a reconciliation of net earnings as a percent of net sales to Adjusted EBIT margin. See page 82 for a reconciliation of net earnings to Incentive Adjusted EBIT.
•Use its discretion to modify the 2024 LTI Annual Grant for Kenneth Worzel from 250% to 325% of base salary to recognize his leadership and ongoing contributions to our digital strategy.
•Increase the LTI Annual Grant Target for Jason Morris from 175% to 250% to maintain relative market competitiveness.
2022 PSUs Paid Out at 75%
Payout of the 2022 PSUs was based on the extent to which achievement was met for certain cumulative sales goals (with a threshold of $46 billion and a maximum of $51.6 billion) and Adjusted EBIT margin percent goals (with a threshold of 6% and a maximum of 7.4%) over a three-year performance period ending on February 1, 2025. The minimum percentage of PSUs that could be earned at the end of the three-year performance cycle was 75% and the maximum was 150%. During the three-year performance period, cumulative sales was $43.8 billion and Adjusted EBIT margin percent was 3.8%, resulting in a payout at 75% of target.
2023 PSUs Are Still in Process
The extent to which the 2023 PSUs will pay out is based on the cumulative sales and Adjusted EBIT margin percent over the three-year performance period ending on January 31, 2026. Goals for the PSUs are aligned with the Company’s long-range plan. The CPCC believes that these measures reflect the Company’s key areas of strategic focus over the three-year period. The minimum percentage of the 2023 PSUs that can be earned at the end of the three-year performance cycle is 75% and the maximum is 150%.
One-Third of the 2024 PSUs Achieved 135% Performance
The 2024 PSU goals are set at the beginning of each year over three years. The fiscal year 2024 goals were based on the cumulative sales and Adjusted EBIT margin percent, subject to meeting an Incentive Adjusted EBIT threshold. The minimum percentage of PSUs that can be earned at the end of the three-year performance cycle is 0% and the maximum is 175%. The fiscal year 2024 performance period ended on February 1, 2025, resulting in 135% achievement. Payout for the achievement of each one-year performance period within the term of the award will occur shortly following the certification of the third year results.

	Milestones
	Threshold 25%	Target 100%	Maximum 175%	Actual	Actual % of Target	Total % of Target
Cumulative Net Sales $ (weighted 50%)	$13,595M	$14,334M	$14,710M	$14,557M	144%	135%
Adjusted EBIT Margin % of Sales (weighted 50%)[1]	3.1%	4.0%	4.3%	4.1%	126%
Incentive Adjusted EBIT $ Threshold (applies to both measures)[1]	$458M			$814M
1 Adjusted EBIT Margin percent and Incentive Adjusted EBIT are non-GAAP financial measures. Refer to the Adjusted EBIT, Adjusted EBITDA, Adjusted EBIT Margin and Adjusted EPS (Non-GAAP Financial Measures) section in Item 7 of Part II for a reconciliation of net earnings as a percent of net sales to Adjusted EBIT margin. See page 82 for a reconciliation of net earnings to Incentive Adjusted EBIT.
Stock Ownership Guidelines Align Executives and Shareholders
To align our executives’ interests with those of our shareholders and to ensure that our executives own meaningful levels of Company stock throughout their tenures with the Company, our stock ownership guidelines were formally established in 2004. Ownership shares are made up of all forms of common stock, as well as vested PSUs that are deferred, unvested PSUs with a minimum payout of more than zero and unvested RSUs. Ownership shares do not include unvested or vested stock options, unvested PSUs with a minimum payout of zero or pledged shares.

The NEOs and other Executive Officers have a share target defined as base salary on April 1st multiplied by their ownership multiple of base salary divided by a 52-week average closing stock price. The ownership multiples of base salary depend on the executive’s role in the Company and are as shown in the following table for the NEOs. The CPCC has assigned these particular multiples to match or exceed market practice, and to represent a significant portion of the overall compensation package to reinforce the alignment of management’s decision-making with shareholder interests. Executives will be deemed to be in compliance with the stock ownership guidelines once their ownership shares meet or exceed the threshold, and will remain in compliance, unless and until the executive sells shares.
Under our guidelines, NEOs and other Executive Officers are permitted to conduct any open market transactions in common stock only in accordance with an approved SEC Rule 10b5-1 trading plan or with pre-clearance from the Chief Legal Officer during an open trading window. Transactions pursuant to SEC Rule 10b5-1 trading plans predetermine the timing, number of shares and price at which an Executive Officer may buy or sell Company shares. The Executive Officers must also achieve and retain a minimum holding of 100% of their ownership targets before they may sell or otherwise dispose of Company shares. Executive Officers have five years to achieve their target.
The CPCC regularly reviews stock ownership status for the Executive Officers. Each NEO has exceeded his or her target.

Position	Multiple of Base Salary Used to Establish Ownership Target
Chief Executive Officer	10x
Chief Financial Officer	4x
President & Chief Brand Officer	10x
Chief Customer Officer	4x
Chief Technology and Information Officer	3x
Benefits
The Company offers the NEOs a comprehensive program of benefits which enhance total compensation with meaningful and competitive offerings that support healthy lifestyles and contribute to financial security. These benefits are regularly reviewed for consistency with our pay and benefits philosophy, organizational culture and market practices.
Additional information on 2024 benefits is provided in the following table.

	Benefit	Where to Learn More
Broad-Based (including Executives)
•Company contribution to medical, dental and vision coverage
•401(k): Company matching contributions are made each pay period an employee contributes to the 401(k) Plan, equal to a dollar for dollar match up to 1% of eligible pay, then $0.50 per dollar on the next 6% of eligible pay, up to a maximum of 4% of eligible pay and IRC limits
•Short- and long-term disability
•Life insurance
•Relocation assistance
•Merchandise discount
•NDCP, including Company match for eligible participants
•Paid parental leave and adoption assistance
•Paid time away
•Health savings account and flexible spending accounts
•ESPP

•For 401(k), long-term disability and life insurance, relocation assistance, tax reimbursement in connection with relocation and merchandise discount, see All Other Compensation in Fiscal Year 2024, footnotes (a), (b), (c), (d) and (e) respectively on page 90.
•For NDCP, see Nonqualified Deferred Compensation beginning on page 96.

Executive Benefits
•Retiree Health: This program closed to new entrants in 2013; Erik Nordstrom, Peter Nordstrom and Kenneth Worzel are participants as they were eligible prior to the closure to new entrants
•Executive Severance Plan
•SERP: This program closed to new entrants in 2012 and the annual benefit is capped for current participants; Erik Nordstrom, Peter Nordstrom and Kenneth Worzel are participants as they were eligible prior to the closure to new entrants

•For Retiree Health and Executive Severance, see Potential Payments Upon Termination or Change in Control at Fiscal Year End 2024, footnote (d) and (e) respectively starting on page 101.
•For SERP, see Pension Benefits beginning on page 95.

Nordstrom, Inc. and subsidiaries 85

Compensation Governance
Our Roles in Determining Compensation Are Well Defined
Compensation, People and Culture Committee
Our CPCC oversees the development and delivery of our pay and benefits philosophy and compensation plans for the NEOs and other executives as described in the CPCC charter. As part of that oversight, the CPCC ensures the NEOs’ aggregate compensation aligns with shareholder interests by reviewing analyses that include:
•Cash alignment to evaluate the short-term incentive payouts relative to our financial performance.
•Relative pay and performance to compare the percentile rankings of our CEO’s total direct compensation (base salary + performance-based bonus + LTIs) and our Company’s financial performance metrics within our peer group. The total direct compensation of our NEOs within our peer group is also considered.
CPCC Consultant
The CPCC has retained Semler Brossy. A consultant from the firm attends CPCC meetings and, in support of the CPCC’s role, provides independent expertise on market practices, compensation program design and related subjects as described on page 87. Semler Brossy provides such services only as directed by the CPCC. During fiscal year 2024, Semler Brossy’s services included a review of executive and Director pay programs, a review of the compensation peer group and other pay-related matters specific to the CPCC’s charter. With respect to Director pay, Semler Brossy provides its services to the CGNC.
Management
Our CEO and the President & Chief Brand Officer provide input to the CPCC on the level and design of compensation elements for the NEOs and other Executive Officers, excluding themselves. Our Chief Human Resources Officer attends CPCC meetings to provide perspective and expertise relevant to the agenda. Management supports the CPCC’s activity by providing analyses and recommendations developed internally. NEOs are not present for discussions of their own pay.
Market Data Provides a Reference Point for Compensation
The CPCC believes that knowledge of market practices, particularly those of our peers listed below, is helpful in assessing the design and targeted level of our executive compensation package. In reviewing peer group information, the CPCC uses survey data provided by external consultants, monitors general market movement for executive pay and references proxy statements for specific roles.
While the CPCC considers the 50th percentile (median) of our peer group as a reference, there is no specific percentage of target total direct compensation targeted by the CPCC other than to remain generally competitive with similarly situated peer companies. Target opportunities for individual pay elements vary by executive role based on scope of responsibilities and expected contributions.
Target total direct compensation for 2024 for Erik Nordstrom was below our peer group median, as it has been in previous years. Based on the CPCC’s review of relevant market data and internal pay equity, the CPCC believes the target total direct compensation for the other NEOs was within a competitive range of the peer group median. Actual pay for the NEOs can exceed our established targets or peer group actual pay through the variable compensation elements when pre-determined performance milestones established by the CPCC are achieved.
Peer Group Companies Represent Our Business
Each year, the CPCC reviews the appropriateness of our peer group for comparison on pay and related practices. Collectively, the peer group companies represent our primary business areas, including our Nordstrom, Nordstrom Rack, in-store and online businesses and private label products. The peer group companies generally meet the following selection criteria:
•fall within the Consumer Discretionary sector,
•fall within a reasonable range of our size, defined as one-third to three times our revenue and one-fourth to four times our market capitalization,
•share similar talent, operational and/or business characteristics, including a retail-focused business model,
•have a similar or related product focus and place a high value on customer experience,
•are part of our industry group as defined by institutional shareholders and shareholder service organizations, and
•are a public company subject to similar market pressures.

Our peer group used for evaluating compensation for fiscal year 2024 was comprised of the following retail companies:

American Eagle Outfitters, Inc. (AEO)	The Gap, Inc. (GAP)	Tapestry, Inc. (TPR)
Burlington Stores, Inc. (BURL)	Kohl’s Corporation (KSS)	The TJX Companies, Inc. (TJX)
Capri Holdings Limited (CPRI)	Macy’s, Inc. (M)	Ulta Beauty, Inc. (ULTA)
Dillard’s, Inc. (DDS)	Ralph Lauren Corporation (RL)	V.F. Corporation (VFC)
DICK’S Sporting Goods, Inc. (DKS)	Ross Stores, Inc. (ROST)	Victoria’s Secret & Co. (VSCO)
Foot Locker, Inc. (FL)
During 2024, as part of its annual review of peer companies to be used for compensation comparison purposes, the CPCC made no changes to the peer group.
Compensation Risk Assessment Supports Integrity of Our Pay Practices
The CPCC oversees an extensive review of the Company’s pay-for-performance philosophy, the composition and balance of elements in the compensation package and the alignment of plans with shareholder interests to ensure these practices do not pose a material adverse risk to the organization. The review is conducted every other year, as underlying programs and practices are generally consistent over time. The last review, for fiscal year 2024, concluded with the following perspectives:
•The goals of the Company’s compensation programs are to attract and retain the best talent and to motivate and reward our people in ways that are aligned with the interests of our shareholders. This has been a long-standing objective of our pay-for-performance philosophy. We believe that the strong alignment of our employee compensation plans with performance has well-served our stakeholders, and our shareholders in particular. The strength of this alignment is regularly reviewed and monitored by the CPCC.
•We have systems in place to identify, monitor and control risks, making it difficult for a single individual or a group of individuals to expose the Company to material compensation risk.
•Our compensation program rewards both short- and long-term performance. Performance measures are predominantly team-oriented rather than individually focused, and tied to measurable factors that are both transparent to shareholders and drivers of shareholder return.
•The compensation program balances the importance of achieving critical short-term objectives with a focus on realizing long-term strategic priorities. Strong stock ownership guidelines are in place for Company leaders, and mechanisms, such as our Clawback Policy, exist to address inappropriate rewards.
•The CPCC is actively engaged in establishing compensation plans, monitoring these plans during the year and using discretion in making rewards, as necessary.
•The Company has active and engaged oversight systems in place. The AFC and the full Board of Directors closely monitor and certify the performance that drives employee rewards through detailed and transparent financial reporting, which is in place to provide strong, timely insight into the performance of the Company.
Based on this review, the CPCC believes the Company’s compensation plans do not encourage risk taking that is reasonably likely to have a material adverse effect on the Company.
Clawback Policy Applies to Performance-Based Pay
Our Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from current and former executive officers of the Company in the event that the Company is required to restate its financial results due to the Company’s material noncompliance with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously filed financial statements with the SEC that (i) is material to the previously filed financial statements, or (ii) would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. Under our Clawback Policy, recovery of any such compensation is required regardless of whether the officer who received erroneously awarded compensation engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement.
LTI Grants Are Effective On the First Day of the Open Trading Window
The CPCC considers annual equity-based awards at its annual February meeting, which is typically held approximately three weeks after fiscal year-end, and approves such awards either at that meeting or in the days shortly following. Annual grants are customarily effective on the first day of the Company’s next open trading window following CPCC approval. The CPCC may approve one-time equity-based grants to executives on other dates for reasons such as newly hired executives or for retention purposes. Such grants are generally effective on the first day of the Company’s next open trading window following approval by the CPCC.

Nordstrom, Inc. and subsidiaries 87

Termination and Change in Control Provisions Are CPCC-Directed
Under the Nordstrom, Inc. Executive Severance Plan, eligible Executive Officers, including certain NEOs, are entitled to receive severance benefits upon involuntary termination of employment by the Company to assist in the transition from active employment. To be eligible to participate in the plan upon involuntary termination, the NEO must have signed a non-competition and non-solicitation agreement. Erik Nordstrom and Peter Nordstrom are not eligible for separation benefits under the plan. Separation benefits are described in the Potential Payments Upon Termination or Change in Control section beginning on page 97.
As described in the same section, the NEOs are generally not entitled to any payment or accelerated benefit in connection with a change in control of the Company. However, the NEOs are entitled to accelerated vesting of equity if they experience a qualifying termination (termination by the Company without cause or termination by the executive for good reason) within 12 months following a change in control. Notwithstanding, if the successor corporation refuses to assume or substitute the award, then the CPCC shall provide for the cancellation of the vested portion of any such award in exchange for either an amount of cash (or stock, other securities or other property) and provide for the cancellation of the unvested portion of the award, if any, without payment of consideration.
On December 22, 2024, Nordstrom, Inc. announced that it had reached an agreement with members of the Nordstrom family and Liverpool to acquire all of the outstanding common shares of Nordstrom, Inc. not already beneficially owned by the Nordstrom family and Liverpool. Upon completion of the Merger, unvested RSUs, stock options and PSUs would be converted to cash-based awards and vest on the same schedule. Unvested and vested options would be canceled if their exercise price is equal to or greater than the merger consideration plus the amount of the special dividend, and vested options would be paid in cash if their exercise price is less than the merger consideration plus the amount of the special dividend. The amount of the cash payment would be based on the number of shares subject to the vested option and the difference of the merger consideration, plus the amount of the special dividend, and the exercise price.
Tax and Accounting Considerations Underlie the Compensation Elements
The CPCC recognizes the tax and regulatory factors that can influence the structure of executive compensation programs, including:
•Section 162(m) of the IRC, which disallows a tax deduction to public companies for annual compensation over $1 million paid to “covered employees,” which generally include NEOs. Certain performance-based compensation under arrangements in place as of November 2, 2017 are not subject to the limitation. Therefore, compensation in excess of $1 million paid to our NEOs is generally expected to be nondeductible by the Company.
•FASB ASC 718 – Stock Compensation, where stock options, PSUs and RSUs are accounted for based on their grant date fair value (see Note 10: Stock-based Compensation in Item 8 of Part II). The CPCC regularly considers the accounting implications of our equity-based awards.
•Section 409A of the IRC, the limitations of which primarily relate to the deferral and payment of benefits under the NDCP and SERP. The CPCC continues to consider the impact of Section 409A and, in general, the evolving tax and regulatory landscape in which its compensation decisions are made.
SUMMARY COMPENSATION TABLE
The following table summarizes the total compensation paid or accrued by the Company for services provided by the NEOs for fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023. Neither Catherine Smith nor Jason Morris were NEOs in fiscal year 2022, so no amounts are shown in that year. On February 27, 2025, Catherine Smith informed the Company of her intention to step down from her role. Her last day will be on or about March 21, 2025. Refer to the Potential Payments Upon Termination or Change in Control at Fiscal Year End 2024 section on page 97 for details on how different compensation plans are handled upon separation.

Name and Principal Position	Fiscal Year	Salary ($)(a)	Bonus ($)(b)	Stock Awards ($)(c)	Option Awards ($)(d)	Non-Equity Incentive Plan Compensation ($)(e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(f)	All Other Compensation ($)(g)	Total ($)
Erik B. Nordstrom	2024	875,269	—	2,064,982	—	2,363,227	—	63,538	5,367,016
Chief Executive Officer	2023	773,087	—	1,592,845	1,061,901	1,061,900	—	50,629	4,540,362
	2022	758,500	—	1,592,844	1,061,890	—	—	57,748	3,470,982
Catherine R. Smith	2024	875,000	—	1,458,322	—	1,476,563	—	128,339	3,938,224
Chief Financial Officer	2023	605,769	550,000	6,499,973	—	787,500	—	73,184	8,516,426

Peter E. Nordstrom	2024	875,269	—	2,064,982	—	2,363,227	—	52,195	5,355,673
President & Chief Brand Officer	2023	773,087	—	1,592,845	1,061,901	1,061,900	—	71,974	4,561,707
	2022	758,500	—	1,592,844	1,061,890	—	—	64,534	3,477,768
Kenneth J. Worzel	2024	895,000	150,000	1,939,150	—	1,736,859	1,832,072	34,972	6,588,053
Chief Customer Officer	2023	912,212	—	1,342,496	894,999	592,938	465,523	26,795	4,234,963
	2022	895,000	—	1,342,500	894,992	—	—	32,053	3,164,545
Jason Morris	2024	830,000	415,000	1,383,314	—	896,400	—	44,599	3,569,313
Chief Technology and Information Officer	2023	638,462	1,170,000	3,999,972	—	478,080	—	190,774	6,477,288

(a) Salary
The amounts shown represent base salary earned during the fiscal year. The numbers shown for all fiscal years vary somewhat from annual base salaries due to the fact that our fiscal year ends on the Saturday nearest to January 31st and salary increases are generally effective in March. Also, as a result of our 4-5-4 retail reporting calendar, fiscal year 2023 included an extra week (the 53rd week). The 2023 base salaries shown for Catherine Smith and Jason Morris reflect a partial year of base salary, as they joined the Company on May 29, 2023 and May 1, 2023, respectively. The 2024 base salaries are described on page 81.
(b) Bonus
This column refers to one-time payments not made under the EMBP. Jason Morris received a cash sign-on payment paid in three installments as a consideration for value forfeited by joining the Company. The first installment of $1,170,000 was paid in fiscal year 2023, the second installment of $415,000 was paid in fiscal year 2024 and the third installment of $415,000 will be paid in fiscal year 2025, contingent upon continued service with the Company. Catherine Smith received a one-time lump sum cash sign-on payment of $550,000 in fiscal year 2023 as a consideration for value forfeited by joining the Company. Kenneth Worzel received a one-time payment, approved by the CPCC, in the amount of $150,000 which was intended to compensate him for losses incurred as a result of an administrative error under the NDCP.
(c) Stock Awards
The amounts reported reflect the grant date fair value of PSUs and RSUs granted during the fiscal year under the EIP. The amounts reported are not the value actually received.
The value the NEOs will ultimately receive from their PSUs will depend on the performance requirements and the market price of our common stock on the vesting date. The amounts reported were calculated in accordance with ASC 718 – Stock Compensation. The PSUs granted in fiscal year 2024 had a three-year performance period, with one-third of the shares allocated to each of three one-year performance cycles. The CPCC establishes the performance goals for each one-year performance cycle on an annual basis. Consistent with the applicable accounting rules, the amounts reported for the 2024 PSUs reflects the grant date fair value for only the first performance cycle, consisting of one-third of the total shares subject to the award because in 2024 the CPCC had established performance goals under the award for only that first performance cycle. The grant date fair value for one-third of the PSUs awarded in fiscal year 2024, as reflected in the table, at the maximum payout percentage of 175% is as follows: Erik Nordstrom: $903,418, Catherine Smith: $638,006, Peter Nordstrom: $903,418, Kenneth Worzel: $848,375 and Jason Morris: $605,192. See column (c) of the Grants of Plan-Based Awards in Fiscal Year 2024 table on page 92 for the target number of PSUs granted in fiscal year 2024. The grant date fair value for the PSUs awarded in fiscal year 2023 at the maximum payout of 150% is as follows: Erik Nordstrom: $2,389,268, Peter Nordstrom: $2,389,268 and Kenneth Worzel: $2,013,744. The grant date fair value for the PSUs awarded in fiscal year 2022 at the maximum payout of 150% is as follows: Erik Nordstrom: $2,389,266, Peter Nordstrom: $2,389,266 and Kenneth Worzel: $2,013,750. As discussed starting on page 83, the performance period for the 2022 PSU grant ended on February 1, 2025, resulting in a payout of 75%.

Nordstrom, Inc. and subsidiaries 89

The value the NEOs may receive from their RSUs will depend on whether the time-based vesting requirement is met and the market price of our common stock on the vesting date. The amounts reported were calculated in accordance with ASC 718 – Stock Compensation. See column (d) of the Grants of Plan-Based Awards in Fiscal Year 2024 table on page 92 for the number of RSUs granted in fiscal year 2024.
(d) Option Awards
The amounts reported reflect the grant date fair value of stock options granted during fiscal years 2023 and 2022 under the EIP. This is not the value received. The NEOs will only realize value from stock options if the market price of our common stock is higher than the exercise price of the stock options at the time of exercise. The amounts reported were calculated in accordance with ASC 718 – Stock Compensation. No stock options were granted to NEOs in fiscal year 2024.
Assumptions used in the calculation of these amounts are included in Note 10: Stock-based Compensation in Item 8 of Part II.
(e) Non-Equity Incentive Plan Compensation
The amounts reported reflect the annual performance-based cash awards under the EMBP, as described on page 82.
Kenneth Worzel elected to defer 25% of his bonus earned in 2023 and paid in March 2024 into the NDCP, resulting in $148,235 attributed to fiscal year 2024 deferrals as reported in the Fiscal Year 2024 Nonqualified Deferred Compensation Table on page 96.
Each of the NEOs contributed a portion of their base salary earned during fiscal year 2024 to the 401(k) Plan.
(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings
The amounts reported are the increases in actuarial present value from each fiscal year end for each of the eligible NEO’s benefit under the SERP. The present value of the benefit is affected by current earnings, credited years of service, the executive’s age and time until normal retirement eligibility, the age of the executive’s spouse or life partner as the potential beneficiary, actuarial assumptions (discount rate and mortality table used to determine the present value of the benefit), and the annual SERP benefit cap of $700,000.
The present value of Erik Nordstrom’s and Peter Nordstrom’s benefit decreased from 2023 fiscal year end by $543,760 and $549,570, respectively. The decreases were primarily the result of an increase in the discount rate used to determine the present value of the benefits. The interest rate used is the same as the discount rate used for financial reporting purposes for the SERP, which changed from 5.27% to 5.66%. Negative values are not reported in the table, so no amounts are shown for Erik Nordstrom and Peter Nordstrom. The present value of Kenneth Worzel’s benefit increased by $1,832,072, primarily due to an increase to service, which more than offset any decrease due to the change in the discount rate. Amounts are not reported for the other NEOs, as they are not eligible for the SERP benefit.
The amounts were calculated using the same discount rate assumptions as those used in the Company’s financial statements to calculate the Company’s obligations under the SERP. Assumptions used in the calculation of these amounts are included in Note 9: Supplemental Executive Retirement Plan in Item 8 of Part II.
Kenneth Worzel had an account balance in the NDCP in fiscal year 2024, as shown on page 97. He did not receive above-market-rate or preferential earnings on his deferred compensation, so no amounts for these types of earnings are included in the table.
(g) All Other Compensation
Each component of all other compensation paid to the NEOs is shown in the following table.
All Other Compensation in Fiscal Year 2024
The following table shows each component of “All Other Compensation” for fiscal year 2024, reported in column (g) of the Summary Compensation Table on page 88, calculated at the aggregate incremental cost to the Company.

Name	401(k) Plan Company Match ($)(a)	Premium on Insurance ($)(b)	Expenses in Connection with Relocation ($)(c)	Tax Reimbursement in Connection with Relocation ($)(d)	Other Benefits ($)(e)	Total ($)
Erik B. Nordstrom	7,240	2,162	—	—	54,136	63,538
Catherine R. Smith	14,305	2,176	62,518	41,557	7,783	128,339
Peter E. Nordstrom	12,936	2,162	—	—	37,097	52,195
Kenneth J. Worzel	13,800	2,202	—	—	18,970	34,972
Jason Morris	13,256	2,117	—	—	29,226	44,599
(a) 401(k) Plan Company Match
The Company offers a matching contribution on employee 401(k) contributions under the 401(k) Plan to all eligible employees, including the NEOs. The NEOs and all other Company employees may defer up to 50% of their eligible pay (i.e., base salary, performance-based bonus and other taxable wages) into the 401(k) Plan, subject to IRC limits.

Company matching contributions are made each pay period an employee contributes to the 401(k) Plan, equal to a dollar for dollar match up to 1% of eligible pay, then $0.50 per dollar on the next 6% of eligible pay, up to a maximum of 4% of eligible pay and IRC limits. The total Company matching contribution each of the NEOs received, as shown in the table, reflects this matching formula for fiscal year 2024.
Contributions under the 401(k) Plan may be directed to custom target retirement date funds or to any of nine individual investment alternatives, including our common stock. The Plan also offers a self-directed brokerage option.
(b) Premium on Insurance
The Company provides life insurance to the NEOs in an amount equal to approximately two times their base salary and additional disability insurance. The amounts reported are the annual Company-paid premiums.
(c) Expenses in Connection with Relocation
The Company provides relocation assistance to eligible employees who have changed their place of residence to accept a position with Nordstrom. The type and amount of assistance varies by leadership level. Catherine Smith received relocation benefits under our guidelines for an executive at her level relocating to the Company’s headquarters in Seattle. The amount reported is the cost incurred by the Company for relocation expenses.
(d) Tax Reimbursement in Connection with Relocation
The Company provides reimbursement of all taxes incurred on taxable moving expenses to employees who have changed their place of residence to accept a position with Nordstrom. The amount reported is the grossed-up tax reimbursement received by Catherine Smith in fiscal year 2024.
(e) Other Benefits
The amounts reported include the total discount the NEOs received on their Nordstrom purchases during fiscal year 2024. The merchandise discount provided to the NEOs is the same as for all other eligible management and high-performing non-management employees of the Company, and its Board of Directors, as described on page 103.

Nordstrom, Inc. and subsidiaries 91

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2024
The following table discloses:
•non-equity incentive plan awards granted in fiscal year 2024 and the potential range of payouts. These awards are performance-based cash bonuses granted under the EMBP, as described on page 82;
•the number and grant date fair value of PSUs granted under the EIP in fiscal year 2024 and the potential range of payouts, as described on page 83;
•the number and grant date fair value of RSUs granted under the EIP in fiscal year 2024, as described on page 83.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (b)			Estimated Future Payouts Under Equity Incentive Plan Awards (c)			All Other Stock Awards: Number of Shares of Stock or Units (#)(d)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(e)
Name and Award	Grant Date (a)	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Erik B. Nordstrom
EMBP			442,500	1,770,000	4,425,000
PSU	3/7/2024	3/4/2024				9,430	37,718	66,007				516,239
RSU	3/7/2024	3/4/2024							103,760			1,548,743
Catherine R. Smith
EMBP			205,078	1,093,750	2,734,375
PSU	3/7/2024	3/4/2024				6,659	26,637	46,615				364,575
RSU	3/7/2024	3/4/2024							73,277			1,093,747
Peter E. Nordstrom
EMBP			442,500	1,770,000	4,425,000
PSU	3/7/2024	3/4/2024				9,430	37,718	66,007				516,239
RSU	3/7/2024	3/4/2024							103,760			1,548,743
Kenneth J. Worzel
EMBP			209,766	1,118,750	2,796,875
PSU	3/7/2024	3/6/2024				8,855	35,420	61,985				484,786
RSU	3/7/2024	3/6/2024							97,437			1,454,364
Jason Morris
EMBP			124,500	664,000	1,660,000
PSU	3/7/2024	3/4/2024				6,317	25,267	44,217				345,824
RSU	3/7/2024	3/4/2024							69,508			1,037,490
(a) Grant Date
The grant date is the first business day of the open trading window that falls on or after the CPCC approval of the grant.
(b) Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Although the column heading refers to future payouts, fiscal year 2024 performance-based bonuses resulted in payouts to the eligible NEOs, as reported in the Summary Compensation Table on page 88 in column (e) “Non-Equity Incentive Plan Compensation.” For there to be any payout, minimum performance milestones or achievements must be met and a NEO must be an active employee on the last day of the fiscal year, with the exception of retirement, death and disability, in which case a prorated amount may be earned. The amounts shown in the “Threshold”, “Target” and “Maximum” columns reflect the payout opportunity based on base salary and bonus target percentages. These amounts correspond to specific performance or achievement levels and include the potential for differentiation, as applicable, which is discussed on page 82.
(c) Estimated Future Payouts Under Equity Incentive Plan Awards
The amounts shown report only one-third of the full number of shares subject to the 2024 PSU grant for which financial performance goals were established in 2024. Payouts are shown in units of 25%, 100% and 175%.

(d) All Other Stock Awards: Number of Shares of Stock or Units
The numbers shown report the number of RSUs granted to the NEOs in fiscal year 2024 under the EIP. The RSUs vest 33% on March 10, 2025, 33% on March 10, 2026 and 34% on March 10, 2027.
(e) Grant Date Fair Value of Stock and Option Awards
The grant date fair value of PSUs and RSUs were calculated in accordance with ASC 718 – Stock Compensation.
For the PSUs, the amounts reported are based on the grant date fair value of one-third of the full number of shares subject to the 2024 PSU grant for which financial performance goals were established in 2024. The fair value of the PSUs on the date of grant of March 7, 2024 was $13.69. This is not the value received. The actual value the NEOs may receive will depend on performance requirements at the end of the three-year performance cycle and the market price of our common stock at vest.
The reported value for RSUs was calculated by multiplying the number of RSUs awarded by the fair value of a RSU on the date of grant. The fair value of the RSUs on the grant date of March 7, 2024 was $14.92 The actual value the NEOs may receive will depend on whether the time-based vesting requirement is met and the market price of our common stock at the time of any vesting.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2024
The following table provides information on the current holdings of stock options and stock awards by NEOs as of the fiscal year ended February 1, 2025. The table includes vested but unexercised stock options, unvested stock options, unvested RSUs and unvested PSUs. The vesting schedules for outstanding stock options and RSUs are provided on page 94. Information about the amount of Company common stock beneficially owned by the NEOs is provided in the Beneficial Ownership Table on page 105. On February 27, 2025, Catherine Smith informed the Company of her intention to step down from her role. Her last day will be on or about March 21, 2025. See the Potential Payments Upon Termination or Change in Control section on page 97, for treatment of equity upon separation.

	Option Awards						Stock Awards
				Equity Incentive Plan Awards: Number of Securities Underlying Unexer- cised Unearned Options (#)			Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
		Number of Securities Underlying Unexercised Options (#)			Option Exercise Price ($)	Option Expiration Date
Name	Grant Date	Exer- cisable	Unexer- cisable
Erik B. Nordstrom	2/24/2015	45,996	—		75.23	2/24/2025
	2/29/2016	82,141	—		51.32	2/28/2026
	6/7/2016	10,838	—		40.50	6/7/2026
	2/28/2017	38,653	—		46.66	2/28/2027
	3/5/2019	73,069	—		45.33	3/5/2029
	3/9/2020	147,407	—		26.79	3/9/2030
	8/27/2020	245,829	—		14.79	8/27/2030
	3/4/2021	—	297,619(1)		35.52	3/10/2025
	3/3/2022	—	102,506(2)		25.68	3/3/2032
	3/6/2023	—	130,194(3)		19.63	3/6/2033
	3/6/2023								71,537(10)	1,731,195(13)
	3/7/2024						50,919(11)	1,232,240	132,016(12)	3,194,787(13)
	3/7/2024						99,889(9)	2,417,314
Catherine R. Smith	6/2/2023						113,861(5)	2,755,436
	6/2/2023						169,367(6)	4,098,681
	3/7/2024						35,959(11)	870,208	93,231(12)	2,256,190(13)
	3/7/2024						70,518(9)	1,706,536
Peter E. Nordstrom	2/24/2015	45,996	—		75.23	2/24/2025
	2/29/2016	82,141	—		51.32	2/28/2026
	6/7/2016	10,838	—		40.50	6/7/2026
	2/28/2017	38,653	—		46.66	2/28/2027

Nordstrom, Inc. and subsidiaries 93

	Option Awards						Stock Awards
				Equity Incentive Plan Awards: Number of Securities Underlying Unexer- cised Unearned Options (#)			Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
		Number of Securities Underlying Unexercised Options (#)			Option Exercise Price ($)	Option Expiration Date
Name	Grant Date	Exer- cisable	Unexer- cisable
	3/5/2019	73,069	—		45.33	3/5/2029
	3/9/2020	147,407	—		26.79	3/9/2030
	8/27/2020	245,829	—		14.79	8/27/2030
	3/4/2021	—	297,619(1)		35.52	3/10/2025
	3/3/2022	—	102,506(2)		25.68	3/3/2032
	3/6/2023	—	130,194(3)		19.63	3/6/2033
	3/6/2023								71,537(10)	1,731,195(13)
	3/7/2024						50,919(11)	1,232,240	132,016(12)	3,194,787(13)
	3/7/2024						99,889(9)	2,417,314
Kenneth J. Worzel	2/24/2015	20,585	—		75.23	2/24/2025
	2/29/2016	38,057	—		51.32	2/28/2026
	6/7/2016	23,433	—		40.50	6/7/2026
	2/28/2017	16,464	—		46.66	2/28/2027
	3/5/2019	159,425	—		45.33	3/5/2029
	8/27/2020	341,540	—		14.79	8/27/2030
	3/4/2021	34,457	34,458(1)		35.52	3/4/2031
	3/4/2021						10,546(4)	255,213
	3/3/2022	—	86,395(2)		25.68	3/3/2032
	3/6/2023	—	109,731(3)		19.63	3/6/2033
	3/6/2023								60,403(10)	1,461,753(13)
	3/7/2024						47,817(11)	1,157,171	123,971(12)	3,000,098(13)
	3/7/2024						94,501(9)	2,286,924
Jason Morris	6/2/2023						140,911(7)	3,410,046
	6/2/2023						55,668(8)	1,347,166
	3/7/2024						34,110(11)	825,462	88,436(12)	2,140,151(13)
	3/7/2024						69,508(9)	1,682,094
(1)Stock options awarded on 3/4/2021 to Erik Nordstrom and Peter Nordstrom vest 50% on 3/10/2024 and 50% on 3/10/2025 subject to the condition that the average daily closing price of our common stock meets or exceeds $45 per share for any twenty consecutive trading day period prior to 3/10/2025. This price condition was not achieved, and the stock option grants to Erik Nordstrom and Peter Nordstrom were forfeited on 3/10/2025. On 3/4/2021 Kenneth Worzel also received a stock option grant that vests 50% on 3/10/2024 and 50% on 3/10/2025, and is not subject to a price condition for vesting.
(2)Stock options awarded on 3/3/2022 and vest 50% on 3/10/2025 and 50% on 3/10/2026.
(3)Stock options awarded on 3/6/2023 and vest 50% on 3/10/2026 and 50% on 3/10/2027.
(4)RSUs awarded on 3/4/2021 and vest 25% per year with a remaining vesting date on 3/10/2025.
(5)RSUs awarded on 6/2/2023 and vest 55% on 6/10/2024, 25% on 6/10/2025 and 20% on 6/10/2026.
(6)RSUs awarded on 6/2/2023 and vest 50% on 6/10/2025 and 50% on 6/10/2026.
(7)RSUs awarded on 6/2/2023 and vest 33% on 6/10/2024, 33% on 6/10/2025 and 34% on 6/10/2026.
(8)RSUs awarded on 6/2/2023 and vest 50% on 6/10/2026 and 50% on 6/10/2027.
(9)RSUs awarded on 3/7/2024 and vest 33% on 3/10/2025, 33% on 3/10/2026 and 34% on 3/10/2027.
(10)PSUs awarded on 3/6/2023 and reflect performance at 75% achievement.
(11)PSUs awarded on 3/7/2024 and reflect one-third of the total 2024 PSUs awarded, based on a 135% achievement at the end of the first-year performance cycle, which concluded on February 1, 2025. Payouts for each one-year performance period will be made at the end of the third year, with the payout amounts determined by the results of each individual year within the performance period.
(12)PSUs awarded on 3/7/2024 and reflect two-thirds of the PSUs under the award which performance goals are established in fiscal years 2025 and 2026, at 175% achievement. See discussion of PSUs on page 84.

(13)The amounts reported relate to outstanding PSUs granted in 2023 and two-thirds of the PSUs granted in 2024. The amounts reported reflect the number of shares subject to each unvested PSU (assuming performance as indicated in the table) at $24.20, the closing price of our common stock on January 31, 2025, the last market trading day of the fiscal year. See discussion of PSUs on page 84.
OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2024
The following table provides information for the NEOs on the number of shares of Company common stock acquired and value realized from options exercised and awards that vested with respect to fiscal year 2024.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(a)	Value Realized on Vesting ($)(b)
Erik B. Nordstrom	—	—	5,434	130,362
Catherine R. Smith	—	—	141,922	3,017,836
Peter E. Nordstrom	—	—	5,434	130,362
Kenneth J. Worzel	—	—	25,490	462,579
Jason Morris	—	—	70,455	1,494,351
(a) Number of Shares Acquired on Vesting
The numbers reported include RSUs and PSUs that vested during the fiscal year 2024 for the NEOs.
(b) Value Realized on Vesting
The amounts reported are the values realized for the RSUs and PSUs that vested during fiscal year 2024 for the NEOs.
PENSION BENEFITS
The Company’s original SERP was introduced in the 1980s. Over the years, the plan design changed to better meet the purpose of encouraging designated executives to stay with Nordstrom throughout their careers and rewarding their significant and sustained contribution to the Company’s success by adding to their financial security upon retirement. Beginning in 2012, the SERP was closed to new entrants.
The NEOs are eligible for the SERP, except Catherine Smith and Jason Morris, who joined the Company after the SERP had been closed to new entrants. The eligible NEOs are entitled to receive their full retirement benefit at age 58. Their full benefit is equal to 1.6% multiplied by final average pay, as described in the following paragraph, and their years of credited service, up to a maximum of 25 years. They may retire early and could receive a reduced benefit if they are between the ages of 53 and 57, inclusive, with at least 10 years of credited service, and the CPCC, as the plan’s administrator, approves the early retirement. The early retirement benefit is reduced 10% for each year that their retirement age is less than 58. If they retire after age 58, they are entitled to their full retirement benefit, increased with interest of 5% per year, compounded annually, for each full year worked beyond age 58, for a maximum of 10 years. The annual SERP benefit is capped at $700,000 after any early retirement reductions are applied.
Final average pay is the average base salary and annual performance-based cash bonus of the highest 36 months over the longer of:
•the most recent five years of service, or
•the entire period of service after the executive’s 53rd birthday.
The annual SERP benefit is paid upon retirement for the remaining life of the executive with a 50% annuity paid to a surviving spouse or life partner after the executive’s death. A surviving spouse or life partner also receives a 50% survivor benefit if the executive dies before retiring. The amount of this survivor benefit depends on the executive’s age and years of credited service at the time of death.
The SERP provides that no benefit will be paid to an executive whose employment is terminated for cause, which includes competitive behavior against the Company, as determined by the CPCC in the exercise of its discretion in accordance with the Plan. The CPCC also has discretion to discontinue payment of benefits under the SERP if the retired executive is found to have engaged in misconduct or in competitive behavior against the Company.
Information about payment of the SERP benefit related to change in control is provided on page 101 in footnote (b) to the Potential Payments Upon Termination or Change in Control at Fiscal Year End 2024 table.
Because the SERP is a nonqualified deferred compensation plan, the Company is not obligated to fund it. If the Company were to become insolvent, participants would be unsecured general creditors, and there is no guarantee that funds would be available to pay all creditors in full. See Note 9: Supplemental Executive Retirement Plan in Item 8 of Part II for a discussion of the benefit obligation.

Nordstrom, Inc. and subsidiaries 95

Fiscal Year 2024 Pension Benefits Table
The following table shows the present value of the accumulated SERP benefit payable to each of the NEOs, based on the number of years of service credited under the Plan to each NEO and actuarial assumptions. For more information on actuarial assumptions used to calculate the benefit obligations, see Note 9: Supplemental Executive Retirement Plan in Item 8 of Part II.

Name	Plan Name	Age (#)(a)	Number of Years Credited Service (#)(b)	Present Value of Accumulated Benefit ($)(c)	Payments During Last Fiscal Year ($)
Erik B. Nordstrom	SERP	61	25	9,749,740	—
Catherine R. Smith	—	—	—	—	—
Peter E. Nordstrom	SERP	62	25	9,791,670	—
Kenneth J. Worzel	SERP	60	15	8,349,105	—
Jason Morris	—	—	—	—	—
(a) Age
Age is as of February 1, 2025, the last day of the fiscal year.
(b) Number of Years Credited Service
Although Erik Nordstrom and Peter Nordstrom each have more than 25 years of service, the number of years of credited service under the SERP is capped at 25.
(c) Present Value of Accumulated Benefit
Erik Nordstrom, Peter Nordstrom and Kenneth Worzel have met the minimum full retirement age of 58 with at least 10 years of credited service and would be eligible to receive the SERP benefit having the present values as shown in the table.
NONQUALIFIED DEFERRED COMPENSATION
The Company offers participation in the NDCP to eligible employees, including the NEOs. Under this Plan, a participant may defer up to 80% of base salary, up to 100% of performance-based bonus earned under the Company’s bonus plan and up to 100% of any vested PSUs, less applicable payroll taxes. Deferral elections are irrevocable and are made in compliance with Section 409A of the IRC. If a participant’s NDCP deferrals cause a reduction in the Company’s 401(k) match contribution, the Company may deposit a make-up contribution into the participant’s NDCP account. The Company may also provide a matching contribution, up to 4% of eligible pay over the 401(k) calendar year compensation limit, on deferrals into the NDCP by eligible participants. Participants in the Company’s SERP are not eligible for this matching contribution.
Plan participants may direct their cash deferrals to deemed investment alternatives, priced and valued similar to retail mutual funds. As of the end of the fiscal year, the Company offered 14 deemed investment alternatives. In addition, Plan participants are offered a fixed rate option, which was 4.42% for calendar year 2024 and 4.79% for calendar year 2025, which is not subsidized by the Company but rather is a rate based on guaranteed contractual returns from a third-party insurance company provider. With the exception of the fixed rate fund, participants may change their investment allocations among these investment alternatives daily. Gains and losses for cash deferrals are credited to participant accounts daily, based on their investment elections. The deemed investment alternatives for cash do not include Company common stock. Vested PSUs that are deferred into the NDCP remain as stock units until distribution.

Fiscal Year 2024 Nonqualified Deferred Compensation Table
The following table discloses information on nonqualified deferred compensation for the NEOs under the Company’s NDCP for the fiscal year ended February 1, 2025. The Company’s SERP is also a nonqualified plan. Information regarding benefits payable to NEOs under the SERP is provided beginning on page 95.

Name	Executive Contributions in Last Fiscal Year ($)(a)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)(b)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(c)
Erik B. Nordstrom	—	—	—	—	—
Catherine R. Smith	—	—	—	—	—
Peter E. Nordstrom	—	—	—	—	—
Kenneth J. Worzel	148,235	—	108,811	—	1,683,253
Jason Morris	—	—	—	—	—
(a) Executive Contributions in Last Fiscal Year
The amount reported are the deferrals made during the fiscal year for Kenneth Worzel.
(b) Aggregate Earnings in Last Fiscal Year
The amount includes the total interest or other earnings (loss) accrued in fiscal year 2024 on the entire NDCP account balance, including deferred PSUs for Kenneth Worzel.
(c) Aggregate Balance at Last Fiscal Year End
The amount shown are the total NDCP balances, including earnings on deferrals, as of February 1, 2025. The amount also includes a corrective deferral, and related earnings, for Kenneth Worzel in the amount of $308,125 that was due to an administrative error in a prior fiscal year and corrected in fiscal year 2024.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
The following information describes and quantifies certain amounts that would become payable under existing compensation plans if the NEOs’ employment had terminated on February 1, 2025, the last day of the fiscal year. The amounts are based on each executive’s compensation and years of service as of that date and, if applicable, based on the closing price of our common stock on January 31, 2025, the last market trading day of the fiscal year, of $24.20. The estimates are based on all relevant plans effective at the end of the fiscal year and information available at that time. Actual values would reflect specific circumstances at the time of any termination, the plans and provisions effective if and when a termination event occurs and any other applicable factors.
Employment Agreements
The Company does not have employment agreements with any Nordstrom employees, including the NEOs. The Company maintains an executive severance plan to provide certain NEOs an appropriate level of severance benefits in the event of involuntary separation of service, not for cause. Except as described on the following pages, there are no agreements, arrangements or plans that entitle the NEOs to enhanced benefits upon termination of their employment.

Nordstrom, Inc. and subsidiaries 97

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL AT FISCAL YEAR END 2024
The following table shows various termination scenarios and payments that would be triggered under the Company’s compensation plans. On February 27, 2025, Catherine Smith informed the Company of her intention to step down from her role. Her last day will be on or about March 21, 2025. She is not entitled to any separation benefits upon her resignation.

Name and Potential Payment	Death ($)	Disability ($)	Retirement ($)	Termination without Cause ($)	Qualifying Termination Following a Change in Control ($)
Erik B. Nordstrom
Continued or Accelerated Vesting of Equity Awards(a)	5,468,839	5,468,839	5,189,390	5,189,390	7,801,341
Vested SERP Benefit(b)	4,697,210	9,749,740	9,749,740	9,749,740	9,749,740
Life Insurance Proceeds(c)	1,770,000	—	—	—	—
Retiree Health Care Benefit(d)	174,622	349,086	349,086	349,086	349,086
Separation Benefit(e)	—	—	—	—	—
Disability Insurance Benefit(f)	—	35,000	—	—	—
Executive Management Bonus(g)	—	—	—	—	—
Total Value of Incremental Benefits	12,110,671	15,602,665	15,288,216	15,288,216	17,900,167
Catherine R. Smith
Continued or Accelerated Vesting of Equity Awards(a)	6,141,083	6,141,083	2,426,357	2,426,357	10,720,116
Vested SERP Benefit(b)	—	—	—	—	—
Life Insurance Proceeds(c)	1,750,000	—	—	—	—
Retiree Health Care Benefit(d)	—	—	—	—	—
Separation Benefit(e)	—	—	—	1,772,250	—
Disability Insurance Benefit(f)	—	35,000	—	—	—
Executive Management Bonus(g)	—	—	—	—	—
Total Value of Incremental Benefits	7,891,083	6,176,083	2,426,357	4,198,607	10,720,116
Peter E. Nordstrom
Continued or Accelerated Vesting of Equity Awards(a)	5,468,839	5,468,839	5,189,390	5,189,390	7,801,341
Vested SERP Benefit(b)	4,978,120	9,791,670	9,791,670	9,791,670	9,791,670
Life Insurance Proceeds(c)	1,770,000	—	—	—	—
Retiree Health Care Benefit(d)	158,549	305,233	305,233	305,233	305,233
Separation Benefit(e)	—	—	—	—	—
Disability Insurance Benefit(f)	—	35,000	—	—	—
Executive Management Bonus(g)	—	—	—	—	—
Total Value of Incremental Benefits	12,375,508	15,600,742	15,286,293	15,286,293	17,898,244
Kenneth J. Worzel
Continued or Accelerated Vesting of Equity Awards(a)	5,204,265	5,204,265	4,978,396	4,978,396	7,376,896
Vested SERP Benefit(b)	4,237,550	8,349,105	8,349,105	8,349,105	8,349,105
Life Insurance Proceeds(c)	1,790,000	—	—	—	—
Retiree Health Care Benefit(d)	181,636	368,707	368,707	368,707	368,707
Separation Benefit(e)	—	—	—	635,792	—
Disability Insurance Benefit(f)	—	35,000	—	—	—
Executive Management Bonus(g)	—	—	—	—	—
Total Value of Incremental Benefits	11,413,451	13,957,077	13,696,208	14,332,000	16,094,708
Jason Morris
Continued or Accelerated Vesting of Equity Awards(a)	4,739,062	4,739,062	—	—	8,487,714
Vested SERP Benefit(b)	—	—	—	—	—
Life Insurance Proceeds(c)	1,660,000	—	—	—	—
Retiree Health Care Benefit(d)	—	—	—	—	—
Separation Benefit(e)	—	—	—	1,682,250	—
Disability Insurance Benefit(f)	—	35,000	—	—	—
Executive Management Bonus(g)	—	—	—	—	—
Total Value of Incremental Benefits	6,399,062	4,774,062	—	1,682,250	8,487,714

(a) Continued or Accelerated Vesting of Equity Awards
As of the end of fiscal year 2024, the NEOs had unvested equity awards under our EIP. Treatment of the awards under various termination scenarios is described in this section.
Stock Options
Death or Disability
The stock option agreements under the Company’s EIP generally provide that if a participant’s employment is terminated by reason of death or disability, all unvested stock options will immediately vest. Vested stock options may be exercised by the participant or participant’s beneficiary during the period ending four years after termination, provided the 10-year term of the grant has not expired. The amounts shown in the table include the market values, as of the end of the fiscal year, of unvested stock options that would immediately vest and be exercisable during the period ending four years after termination.

If, during the term of any outstanding grant, the executive divulges or improperly uses any of the Company’s confidential or proprietary information, then the post-separation vesting and exercise rights will cease immediately and all outstanding vested and unvested options and any shares of our common stock delivered under such grants will be automatically forfeited.
Retirement or Termination Without Cause
Stock option agreements for annual grants under the Company’s EIP generally provide that if a participant satisfies a minimum age and years of service requirement and the participant’s employment is terminated by reason of retirement or termination without cause, stock options granted more than six months prior to termination will continue to vest and may be exercised during the period ending four years after termination, provided the 10-year term of the grant has not expired. Erik Nordstrom, Peter Nordstrom and Kenneth Worzel have unvested stock options from their annual grants that qualify for this continued vesting, as they have reached the minimum retirement age of 55 with at least 10 years of service. The amounts shown in the table include the market values, as of the end of the fiscal year, of unvested stock options that would continue to vest and be exercisable during the earlier of four years after termination or the 10-year term date of the grant.
If, during the term of any outstanding grant, the executive divulges or improperly uses any of the Company’s confidential or proprietary information, then the post-separation vesting and exercise rights will cease immediately and all outstanding vested and unvested options and any shares of our common stock delivered under such grants will be automatically forfeited.
Qualifying Termination Following a Change in Control
Stock option grants under the Company’s EIP do not provide for any payment or accelerated benefit upon a change in control. In the event of a change of control, outstanding awards shall continue in effect or be assumed, or an equivalent award substituted, by the successor corporation. If a participant experiences a qualifying termination (termination by the Company without cause or termination by the participant for good reason) within 12 months following a change in control of the Company, then the unvested stock options will automatically vest in full. Notwithstanding, if the successor corporation refuses to assume or substitute the award, then the CPCC shall provide for the cancellation of the vested portion of any such award in exchange for either an amount of cash (or stock, other securities or other property) and provide for the cancellation of the unvested portion of the award, if any, without payment of consideration. Generally, a change in control occurs upon:
•the merger or consolidation of the Company with or into another entity,
•the sale, transfer or other disposition of all or substantially all the Company’s assets,
•a change in composition of 50% or more of the Board of Directors, or
•any transaction as a result of which any person is the “beneficial owner” of securities of the Company representing at least 30% of the total voting power of the Company’s outstanding voting securities.
The amounts shown in the table include the market values, as of the end of the fiscal year, of unvested stock options that would immediately vest and be exercisable if the NEOs experienced a qualifying termination within 12 months following a change in control of the Company.
RSUs
Death or Disability
The RSU agreements under the EIP generally provide that if a participant’s employment is terminated by reason of death or disability, all unvested RSUs will immediately vest, with the exception of the one-time RSU grants made on June 2, 2023 to Catherine Smith and Jason Morris. These one-time RSU grants provide that if employment is terminated by reason of death or disability, a prorated number of the RSUs will immediately vest. The amounts in the table include the market values, as of the end of the fiscal year, of unvested RSUs that would immediately vest.
If, during the term of any outstanding grant, the participant divulges or improperly uses any of the Company’s confidential or proprietary information, then any unvested RSUs and any Company common stock delivered on vesting under such grants will be automatically forfeited.

Nordstrom, Inc. and subsidiaries 99

Retirement or Termination Without Cause
The RSU agreements for annual grants under the EIP generally provide that if a participant satisfies a minimum age and years of service requirement and the participant’s employment is terminated by reason of retirement or termination without cause, RSUs granted more than six months prior to termination will continue to vest. Erik Nordstrom, Catherine Smith, Peter Nordstrom and Kenneth Worzel have unvested RSUs from annual grants that qualify for this continued vesting as of the end of the fiscal year, as they have met the criteria of at least age 55 with at least 10 years of service or at least age 60. The amounts in the table include the market values, as of the end of the fiscal year, of unvested RSUs from their annual grants that would continue to vest after termination.
If, during the term of any outstanding grant, the participant divulges or improperly uses any of the Company’s confidential or proprietary information, then any unvested RSUs and any Company common stock delivered on vesting under such grants will be automatically forfeited.
Qualifying Termination Following a Change in Control
RSU grants under the EIP do not provide for any payment or accelerated benefit upon a change in control. In the event of a change of control, outstanding awards shall continue in effect or be assumed, or an equivalent award substituted, by the successor corporation. If a participant experiences a qualifying termination (termination by the Company without cause or termination by the participant for good reason) within 12 months following a change in control of the Company, then the unvested RSUs will automatically vest in full. Notwithstanding, if the successor corporation refuses to assume or substitute the award, then the CPCC shall provide for the cancellation of the vested portion of any such award in exchange for either an amount of cash (or stock, other securities or other property) and provide for the cancellation of the unvested portion of the award, if any, without payment of consideration. See the Change in Control paragraph under Stock Options on page 99 for information about when a change in control occurs.
The amounts shown in the table include the market values, as of the end of the fiscal year, of unvested RSUs that would vest if the NEOs experienced a qualifying termination within 12 months following a change in control of the Company.
PSUs
Death or Disability
The PSU agreements under the EIP provide that if a participant’s employment is terminated before the end of a performance cycle by reason of death or disability, the participant, or participant’s beneficiary, will be entitled to a prorated payout, based on target performance.
The amounts in the table include the market values of the prorated PSUs at a payout of 100% (target) based on termination on the last day of fiscal year 2024.

If, during the term of any outstanding grant, the participant divulges or improperly uses any of the Company’s confidential or proprietary information, then any unvested PSUs and any Company common stock delivered on vesting under such grants will be automatically forfeited.
Retirement or Termination Without Cause
The PSU agreements under the EIP provide that if a participant satisfies a minimum age and years of service requirement and the participant’s employment is terminated before the end of the performance cycle by reason of retirement or termination without cause, the participant will be entitled to a prorated payout with respect to any PSU award granted more than six months prior to termination that were earned during the performance cycle. Erik Nordstrom, Catherine Smith, Peter Nordstrom and Kenneth Worzel qualify for this prorated treatment upon retirement as of the end of the fiscal year, as they have met the criteria of at least age 55 with at least 10 years of service or at least age 60. The amounts in the table for Erik Nordstrom, Peter Nordstrom and Kenneth Worzel include the market values of the prorated number of their 2023 PSU grant at 75% performance achievement. The amounts in the table for Erik Nordstrom, Catherine Smith, Peter Nordstrom and Kenneth Worzel include the market values of the prorated number of their 2024 PSU grant based on 135% achievement of the first-year performance cycle and 100% achievement of the second and third year performance cycles.

If, during the term of any outstanding grant, the participant divulges or improperly uses any of the Company’s confidential or proprietary information, then any unvested PSUs and any Company common stock delivered on vesting under such grants will be automatically forfeited.
Qualifying Termination Following a Change in Control
The PSU grants under the EIP do not provide for any payment or accelerated benefit upon a change in control. In the event of a change of control, outstanding awards shall continue in effect or be assumed, or an equivalent award substituted, by the successor corporation. If a participant experiences a qualifying termination (termination by the Company without cause or termination by the participant for good reason) within 12 months following a change in control of the Company, then the unvested PSUs will vest in full based on the CPCC’s assessment of performance through the date of the qualifying termination, or if such performance is indeterminable at that time, at the 100% “target” level of performance. Notwithstanding, if the successor corporation refuses to assume or substitute the award, then the CPCC shall provide for the cancellation of the vested portion of any such award in exchange for either an amount of cash (or stock, other securities or other property) and provide for the cancellation of the unvested portion of the award, if any, without payment of consideration. See the Change in Control paragraph under Stock Options on page 99 for information about when a change in control occurs.

The amounts in the table for Erik Nordstrom, Peter Nordstrom and Kenneth Worzel include the values of the unvested number of their 2023 PSU grant at 75% performance achievement that would vest if they experienced a qualifying termination within 12 months following a change in control of the Company. The amounts in the table also include the market values of the unvested number of the NEOs’ 2024 PSU grant based on 135% achievement of the first-year performance cycle and 100% achievement of the second and third year performance cycles that would vest if they experienced a qualifying termination within 12 months following a change in control of the Company.
(b) Vested SERP Benefit
The annual SERP benefit is paid upon retirement for the remaining life of the executive, with a 50% survivor annuity paid to the surviving spouse or life partner for the remainder of their life after the executive’s death, as described in the Pension Benefits section beginning on page 95.
Death
The amounts shown are the present values of the 50% survivor annuity, payable in equal installments to the spouse or life partner of the executive, and would continue for the remaining lifetime of the spouse or life partner.
Disability
The amounts shown for Erik Nordstrom, Peter Nordstrom and Kenneth Worzel are the present values of their SERP benefits, as they have met the minimum age of 58 with at least 10 years of service and would be eligible for their full retirement benefits under the SERP. The amounts payable would be paid in equal installments on the Company’s regular payroll dates, assuming the payments would begin as of the last day of fiscal year 2024.
Retirement or Termination Without Cause
The amounts shown for Erik Nordstrom, Peter Nordstrom and Kenneth Worzel are the present values of their SERP benefits, as they have met the minimum age of 58 with at least 10 years of service and would be eligible for their full retirement benefits under the SERP. The amounts payable would be paid in equal installments on the Company’s regular payroll dates, assuming the payments would begin as of the last day of fiscal year 2024.
Qualifying Termination Following a Change in Control
No benefits are paid solely due to a change in control, although a change in control triggers immediate vesting. If an executive was separated from the Company after a change in control, a deferred annuity would be payable upon the executive reaching retirement age, or the executive’s actual age, if older.
The amounts shown for Erik Nordstrom, Peter Nordstrom and Kenneth Worzel are the present values of their SERP benefits, as they have met the minimum age of 58 with at least 10 years of service and would be eligible for their full retirement benefits under the SERP. The amounts payable would be paid in equal installments on the Company’s regular payroll dates, assuming the payments would begin as of the last day of the fiscal year.
The CPCC has discretion to discontinue payment of benefits under the SERP if the retired executive is found to have engaged in misconduct or in competitive behavior against the Company.
(c) Life Insurance Proceeds
The Company provides life insurance for the NEOs of approximately two times their annual base salary. The amounts reported in the table represent the life insurance proceeds that would be payable if the NEOs had died as of the last day of the fiscal year. The premiums paid for the Company-provided life insurance are included in column (b) in the All Other Compensation in Fiscal Year 2024 table on page 90.
(d) Retiree Health Care Benefit
The Company provides continued health care coverage for the eligible NEOs if they separate from the Company after age 55 with at least 10 profit sharing years of service. These benefits include medical, behavioral health/substance abuse, vision, prescription drug and dental coverage. The eligible NEOs and their spouses or registered domestic partners and eligible dependents would be covered under the retiree health plan, and the executive and the Company would continue to share in the cost of the insurance premium. Coverage and cost sharing would continue for the surviving spouse or registered domestic partner and eligible dependents after the executive’s death. Effective November 1, 2013, the retiree health plan was closed to new entrants.
The amounts in the table for the eligible NEOs are the present values of the health care cost that would be payable by the Company if they had separated on the last day of the fiscal year. Erik Nordstrom, Peter Nordstrom and Kenneth Worzel have met the minimum retirement age of 55 with at least 10 profit sharing years of service and would be eligible for retirement. Assumptions used in determining these amounts include a discount rate of 5.74% and the PRI2012 White Collar, Fully Generational Mortality Table with projection scale MP2021.
An executive who is terminated for cause, as determined by the Company in the exercise of its discretion in accordance with the Plan, is not eligible to receive the retiree health care benefit.

Nordstrom, Inc. and subsidiaries 101

(e) Separation Benefit
Under the Nordstrom, Inc. Executive Severance Plan, Catherine Smith, Kenneth Worzel and Jason Morris are eligible to receive benefits upon involuntary termination of employment by the Company, not for cause. To be eligible to participate in the Plan upon involuntary termination, the eligible NEO must have signed a non-competition and non-solicitation agreement.
Erik Nordstrom and Peter Nordstrom are not eligible under the Plan. The benefits for eligible and participating employees include:
•lump sum cash payment for severance: 18 or 24 months of base salary for Executive Officers, depending on their roles. This is reduced by an amount equal to the participant’s gross monthly SERP benefit multiplied by the number of months used to calculate the severance payment, if applicable,
•lump sum cash payment for health coverage: the cost of the Company-paid portion of the employee’s currently elected health coverage for 12 months, unless the employee is eligible for the retiree health care benefit, as described in footnote (d), “Retiree Health Care Benefit”, and
•six months of outplacement services.
Kenneth Worzel’s estimated separation payment shown on the following table is reduced by an amount equal to his estimated gross monthly SERP benefit multiplied by the number of months used to calculate his separation payment. No amount is included for the Company-paid portion of medical benefits, as he qualifies for retiree health care benefits.
To be eligible to receive any benefits under the Nordstrom, Inc. Executive Severance Plan, the NEO must sign a release in which the executive agrees, among other things, not to disclose to anyone at any time any confidential information acquired during employment with the Company, and not to publish any statement, or instigate, assist or participate in the making or publication of any statement, which is disparaging or detrimental in any way to the Company, except in each case as required by applicable law.
The potential separation benefits for the NEOs are shown in the following table.

Name	Separation Payment ($)	Company-Paid Portion of Medical Benefits ($)	Cost of Outplacement Services ($)	Total Separation Benefit ($)
Erik B. Nordstrom	—	—	—	—
Catherine R. Smith	1,750,000	16,750	5,500	1,772,250
Peter E. Nordstrom	—	—	—	—
Kenneth J. Worzel	630,292	—	5,500	635,792
Jason Morris	1,660,000	16,750	5,500	1,682,250
(f) Disability Insurance Benefit
The Company provides long-term disability insurance for the NEOs. The amount reported in the table for each NEO is the long-term disability benefit provided of up to $35,000 per month. The premiums for the Company-provided disability insurance are included in column (b) in the All Other Compensation in Fiscal Year 2024 table on page 90.
(g) Executive Management Bonus
The performance period under the EMBP is the fiscal year. Therefore, a termination event that occurred on the last day of the fiscal year would not result in any additional or accelerated benefits under this Plan. However, if an employee died, became disabled or retired (after having met certain age and years of service requirements) during the fiscal year, the CPCC would have the sole discretion to determine what amounts, if any, an executive would remain eligible to receive as a performance-based bonus award. Any bonus award would be prorated to reflect the period of service during the fiscal year.

NON-EMPLOYEE DIRECTOR SUMMARY COMPENSATION TABLE
During the fiscal year ended February 1, 2025, non-employee Directors of the Company received the following compensation for their services:

Name	Retainers Earned or Paid in Cash ($)(a)(b)	Stock Awards ($)(b)(c)	All Other Compensation ($)(d)	Total ($)
Stacy Brown-Philpot[1]	97,500	164,982	3,280	265,762
James L. Donald	132,500	164,982	10,855	308,337
Kirsten A. Green	97,500	164,982	20,054	282,536
Glenda G. McNeal	127,500	164,982	12,241	304,723
Amie Thuener O’Toole	137,500	164,982	14,309	316,791
Guy B. Persaud	97,500	164,982	323	262,805
Eric D. Sprunk	97,500	164,982	19,062	281,544
Bradley D. Tilden	97,500	364,985	10,857	473,342
Mark J. Tritton	97,500	164,982	9,022	271,504
Atticus N. Tysen	97,500	164,982	10,176	272,658
1 On December 13, 2024, Stacy Brown-Philpot resigned from the Board.
(a) Retainers Earned or Paid in Cash
The amounts reported reflect the cash retainer paid to each non-employee Director, whether or not such retainers were deferred. The annual cash retainers paid to Directors for service on the Board of Directors in 2024 was $97,500. In addition to the annual cash retainer, James Donald received $35,000 in cash for service as Chair of the CPCC, Glenda McNeal received $30,000 in cash for service as Chair of the CGNC and Amie Thuener O’Toole received $40,000 in cash for service as Chair of the AFC.
(b) Deferred Compensation Program
Non-employee Directors may elect to defer all or a part of their cash retainers and stock awards under the Nordstrom Directors Deferred Compensation Plan. Directors are required to make advance elections to defer the receipt of retainers or stock awards, and all deferral elections generally are irrevocable. Directors are also required to make advance elections about the form and timing of the distribution of their deferred cash retainers or stock awards.
In 2024, cash deferrals could be directed among 14 deemed investment alternatives, and gains and losses for cash deferrals were posted to the Director’s account daily based on their investment elections. In addition, plan participants were offered a fixed rate option of 4.42% in 2024, which was not subsidized by the Company, but rather was a rate based on guaranteed contractual returns from a third-party insurance company provider. Deferred stock awards are credited to the Director’s account as units. Each unit in the Nordstrom Directors Deferred Compensation Plan is equal in value to the price of one share of our common stock. Each deferred unit is credited with dividends, in the form of additional units, to the same extent as a share of our common stock.
During the fiscal year ended February 1, 2025, Glenda McNeal deferred 100% of her cash retainer into the Nordstrom Directors Deferred Compensation Plan and Stacy Brown-Philpot deferred 100% of her Stock Award into the Nordstrom Directors Deferred Compensation Plan.
(c) Stock Awards
The amounts reported reflect the grant date fair value associated with each Director’s stock awards. Director stock awards are generally made on the first open trading day following the Company’s Annual Meeting of Shareholders. Fractional shares are not awarded or paid in cash. The grant date fair value of the 2024 annual stock awards was $165,000. In recognition of the significant time and attention in performing the duties required of the position, our Chairman of the Board of Directors is annually awarded an additional stock award having a grant date value of $200,000.
(d) All Other Compensation
All Directors, their spouses and eligible children may participate in the Company’s employee merchandise discount program. The program provides a discount of 33% for purchases at Nordstrom stores and Nordstrom.com and 20% for purchases at Nordstrom Rack stores, NordstromRack.com and our restaurants. A 40% discount is available at certain times of the year on specific merchandise. The merchandise discount provided to the Directors is the same as for all other eligible management and high-performing non-management employees. During the fiscal year ended February 1, 2025, All Other Compensation consisted only of merchandise discounts for all Directors.

Nordstrom, Inc. and subsidiaries 103

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
During the fiscal year ended February 1, 2025, no member of the CPCC was an employee or officer of the Company or any of its subsidiaries or had any relationship otherwise requiring disclosure.
PAY RATIO DISCLOSURE
SEC rules require that U.S. publicly traded companies disclose the ratio of their Principal Executive Officer’s compensation to that of their median employee. Our Principal Executive Officer is our CEO, Erik Nordstrom.
For fiscal year 2024:
•the annual total compensation of Erik Nordstrom was $5,367,016, and
•the estimated median of the annual total compensation of all employees of our Company, other than Erik Nordstrom, was $35,686.
Based on this information, for 2024 the ratio of the annual total compensation of Erik Nordstrom, our CEO and Principal Executive Officer, to the median of the annual compensation of all employees was 150 to 1.
The SEC rules for identifying the median employee and calculating the pay ratio permit companies to use various methodologies and assumptions to apply certain exclusions and to make reasonable estimates that reflect their employee population and compensation practices. As a result, the pay ratio reported by other companies may not be comparable to the pay ratio that we have reported.
To identify the median employee, we used the total compensation as reported on the 2024 W-2 for all of our employees, excluding our Principal Executive Officer, who were employed by us on February 1, 2025, the last day of our fiscal year. We included full-time, part-time, seasonal and temporary employees and did not annualize the compensation for our permanent full-time and part-time employees who were not employed with us for the entire fiscal year. Similar to other large retail companies, a significant portion of our workforce is employed on a part-time and seasonal basis. As of the end of fiscal year 2024, approximately 28,000 of our 55,000 employees – or 52% of our workforce – were either part-time or seasonal.
After identifying the median employee, we calculated annual total compensation for the median employee using the same methodology we used for determining total compensation for our NEOs as shown in the 2024 Summary Compensation Table on page 88.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
(Dollar and share amounts in ones, except where otherwise noted)
EQUITY COMPENSATION PLANS
The following table provides information as of the fiscal year ended February 1, 2025 about Company common stock that may be issued upon the exercise of options and rights that have been or may be granted to employees and members of the Board of Directors under all of the Company’s existing equity compensation plans.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (#)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities to be issued as reflected in column (a)) (c) (#)
Equity compensation plans approved by the Company’s shareholders[1]	15,458,567	2	33	20,623,797	3
Equity compensation plans not approved by the Company’s shareholders	—		—	—
TOTAL	15,458,567		33	20,623,797
1 Consists of the 2010 Equity Incentive Plan, EIP and the ESPP. PSUs and RSUs do not have an exercise price and therefore have been excluded from the weighted average exercise price calculation in column (b).
2 Includes 42,516 related to deferred PSUs.
3 Includes 16,495,193 shares from the EIP and 4,128,604 shares from the ESPP.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Beneficial Ownership Table
The following table sets forth the amount of Company common stock beneficially owned as of March 14, 2025 by:
•each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) who is known by Nordstrom to be the beneficial owner of more than 5% of Company common stock,
•each of Nordstrom’s Named Executive Officers,
•each of Nordstrom’s Directors, and
•all of Nordstrom’s Executive Officers and Directors as a group.
The number of shares beneficially owned by each shareholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Applicable percentage ownership is based on 166,898,470 shares of Company common stock outstanding as of March 14, 2025. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Company common stock subject to options, or other rights held by such person that are currently exercisable or will become exercisable within 60 days of March 14, 2025 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.
Unless otherwise indicated, the address of each beneficial owner listed below is 1617 Sixth Avenue, Seattle, Washington 98101. We believe, based on information provided to us, that each of the shareholders listed below has sole voting and investment power with respect to the shares beneficially owned by the shareholder unless noted otherwise, subject to community property laws where applicable.

Nordstrom, Inc. and subsidiaries 105

Name of Beneficial Owner		Amount and Nature of Beneficial Ownership (#)	Percent of Ownership (%)
(a)	Erik B. Nordstrom	12,043,562	7.19%
(b)	Peter E. Nordstrom	11,982,602	7.15%
(c)	Kenneth J. Worzel	870,266	*
(d)	Catherine R. Smith	103,415	*
(e)	Bradley D. Tilden	103,009	*
(f)	Jason Morris	60,457	*
(g)	Kirsten A. Green	39,820	*
(h)	Glenda G. McNeal	39,820	*
(i)	James L. Donald	34,730	*
(j)	Mark J. Tritton	34,730	*
(k)	Amie Thuener O’Toole	21,316	*
(l)	Atticus N. Tysen	17,201	*
(m)	Eric D. Sprunk	15,273	*
(n)	Guy B. Persaud	12,153	*
(o)	Directors and Executive Officers as a group (20 persons)	27,228,164	16.06%

	Greater than 5% Security Holders
(p)	The Nordstrom Family Group**	55,692,148	33.37%
(q)	El Puerto de Liverpool, S.A.B. de C.V. Mario Pani No. 200, Col. Santa Fé Cuajimalpa Cuajimalpa, Ciudad de México, CP 05348, Mexico	15,755,000	9.44%
(r)	Anne E. Gittinger 1617 Sixth Avenue Seattle, Washington 98101	15,404,779	9.23%
(s)	The Vanguard Group 100 Vanguard Boulevard Malvern, Pennsylvania 19355	10,629,378	6.37%
(t)	Charles W. Riley, Jr.*** 1420 Fifth Avenue, Suite 4200 Seattle, Washington 98101	12,436,880	7.45%
(u)	Estate of Bruce A. Nordstrom 1420 Fifth Avenue, Suite 4200 Seattle, Washington 98101	10,244,147	6.14%
(v)	BlackRock, Inc. 50 Hudson Yards New York, New York 10001	8,866,520	5.31%
*    Does not exceed 1% of the Company’s outstanding common stock.
**    See footnote (p) below for the addresses of the Nordstrom Family Group.
***    Solely in his capacity as the successor trustee of the Anne E. Gittinger Trust u/w Everett W. Nordstrom created under the will of Everett W. Nordstrom dated April 1, 1971, and as a successor co-trustee of Trust A u/w Frances W. Nordstrom created under the will of Frances W. Nordstrom dated April 4, 1984.
(a) Erik B. Nordstrom
Amount and nature of beneficial ownership includes:
•2,661,571 shares owned by him directly;
•649,190 shares that may be acquired by him through stock options exercisable within 60 days after March 14, 2025;
•42,646 shares owned by his wife individually;
•8,490,560 shares held by trusts of which he is the co-trustee, for which he has shared voting and dispositive power; and
•199,595 shares held by a trust of which he is the trustee.

(b) Peter E. Nordstrom
Amount and nature of beneficial ownership includes:
•2,530,782 shares owned by him directly;
•39,431 shares held by him in the Company’s 401(k) Plan;
•649,190 shares that may be acquired by him through stock options exercisable within 60 days after March 14, 2025;
•175,533 shares owned by his wife individually;
•529 shares held by his wife in the Company’s 401(k) Plan;
•49,060 shares held by trusts of which he is the trustee;
•8,490,560 shares held by trusts of which he is the co-trustee, for which he has shared voting and dispositive power; and
•47,518 shares held by trusts of which he is the trustee, for which he has sole voting and dispositive power and for which he disclaims beneficial ownership.

(c) Kenneth J. Worzel
Amount and nature of beneficial ownership includes:
•166,780 shares owned by him directly;
•6,758 nonvoting stock units held under the NDCP;
•5,697 shares held by him in the Company’s 401(k) Plan; and
•691,031 shares that may be acquired by him through stock options exercisable within 60 days after March 14, 2025.
(d) Catherine R. Smith
Amount and nature of beneficial ownership includes:
•103,415 shares owned by her directly.
(e) Bradley D. Tilden
Amount and nature of beneficial ownership includes:
•103,009 shares held by a family trust, of which he is a trustee and beneficiary.
(f) Jason Morris
Amount and nature of beneficial ownership includes:
•60,457 shares owned by him directly.
(g) Kirsten A. Green
Amount and nature of beneficial ownership includes:
•39,820 shares owned by her directly.
(h) Glenda G. McNeal
Amount and nature of beneficial ownership includes:
•39,820 shares owned by her directly.
(i) James L. Donald
Amount and nature of beneficial ownership includes:
•34,730 shares held in a trust of which he is a trustee and beneficiary.
(j) Mark J. Tritton
Amount and nature of beneficial ownership includes:
•34,730 shares owned by him directly.
(k) Amie Thuener O’Toole
Amount and nature of beneficial ownership includes:
•21,316 shares owned by her directly.
(l) Atticus N. Tysen
Amount and nature of beneficial ownership includes:
•17,201 shares held in a trust of which he is a trustee and beneficiary.
(m) Eric D. Sprunk
Amount and nature of beneficial ownership includes:
•15,273 shares owned by him directly.
(n) Guy B. Persaud
Amount and nature of beneficial ownership includes:
•12,153 shares owned by him directly.
(o) Directors and Executive Officers as a group (20 persons)
Collectively, the combined amount and nature of beneficial ownership for the Directors and all Executive Officers include:
•6,779,282 shares owned directly;
•17,724,618 shares owned by spouses and trusts of which the respective Director or Executive Officer is a trustee, or a trustee and beneficiary;
•6,758 nonvoting stock units held by participating Executive Officers under the NDCP;
•80,540 shares held by participating Executive Officers and their eligible spouses in the Company’s 401(k) Plan; and
•2,636,966 shares that may be acquired by the Executive Officers as a group through stock options exercisable within 60 days after March 14, 2025.
(p) The Nordstrom Family Group
Members of the Nordstrom family have formed a group consisting of the individuals identified below and their addresses: Erik B. Nordstrom, Peter E. Nordstrom, James F. Nordstrom, Jr., Anne E. Gittinger, Margaret Jean O’Roark Nordstrom, Linda Nordstrom, Susan E. Dunn, Molly Nordstrom, Alexandra F. Nordstrom, Andrew L. Nordstrom, Leigh E. Nordstrom, Samuel C. Nordstrom, Sara D. Nordstrom, Kimberly Mowat Bentz and Mari Mowat Wolf at 1617 Sixth Avenue, Seattle, Washington, 98101, and Charles W. Riley, Jr. and the Estate of Bruce A. Nordstrom at 1420 Fifth Avenue, Suite 4200, Seattle, Washington 98101. The Nordstrom Family Group beneficially owns in the aggregate 55,692,148 shares. The ownership of Erik B. Nordstrom, Peter E. Nordstrom, Anne E. Gittinger, Charles W. Riley, Jr. and the Estate of Bruce A. Nordstrom are also reported in the table above. If the Merger is consummated, following the Merger, Nordstrom common stock will no longer be publicly traded, and Nordstrom’s shareholders (other than the Nordstrom Family Group and El Puerto de Liverpool, S.A.B. de C.V., indirectly) will cease to have any ownership interest in Nordstrom.
(q) El Puerto de Liverpool, S.A.B. de C.V.
Pursuant to a Schedule 13D/A filing made with the SEC, as of December 26, 2024, the aggregate amount beneficially owned by El Puerto de Liverpool, S.A.B. de C.V. includes:
•15,755,000 shares for which it has sole power to vote or to dispose or to direct disposition.
(r) Anne E. Gittinger
Pursuant to a Schedule 13D filing made with the SEC, as of December 23, 2024, and information provided to Nordstrom, the aggregate amount beneficially owned by Ms. Gittinger includes:
•13,846,274 shares owned by her directly;
•3,305 shares held by her in the Nordstrom 401(k) Plan; and
•1,555,200 shares held by a trust for which she is the trustee, for which she has sole voting and dispositive power.

Nordstrom, Inc. and subsidiaries 107

(s) The Vanguard Group
Pursuant to a Schedule 13G/A filing made with the SEC, as of January 31, 2025, the aggregate amount beneficially owned by The Vanguard Group includes:
•36,758 shares for which it has shared power to vote or to direct the vote;
•154,971 shares for which it has shared power to dispose or to direct disposition; and
•10,474,407 shares for which it has sole power to dispose or to direct disposition.
(t) Charles W. Riley, Jr.
Pursuant to a Schedule 13D filing made with the SEC, as of December 23, 2024, the aggregate amount beneficially owned by Mr. Riley includes:
•5,501,520 shares for which he has sole power to vote or to direct the vote and to dispose or to direct disposition; and
•6,935,360 shares for which he has shared power to vote or direct the vote and to dispose or to direct disposition.
(u) Estate of Bruce A. Nordstrom
Pursuant to a Schedule 13D filing made with the SEC, as of December 23, 2024, the aggregate amount beneficially owned by the Estate of Mr. Nordstrom includes:
•10,244,147 shares for which it has sole power to vote or to dispose or to direct disposition.
(v) BlackRock, Inc.
Pursuant to a Schedule 13G/A filing made with the SEC, as of January 31, 2024, the aggregate amount beneficially owned by BlackRock, Inc. includes:
•8,544,954 shares for which it has sole power to vote or to direct the vote; and
•8,866,520 shares for which it has sole power to dispose or to direct disposition.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Review and Approval Process
We maintain policies and procedures regarding the identification, review and approval of related party transactions. In compliance with SEC rules, the CGNC reviews and approves or disapproves any transaction or series of related transactions in which: (1) the amount involved exceeds $120,000, (2) the Company or any of its subsidiaries is a participant, and (3) a related party (a Director or Executive Officer of the Company, any nominee for Director, any greater than 5% shareholders and any immediate family member of such persons) has a direct or indirect material interest. When considering a transaction, the CPCC will review all relevant factors, including the Company’s rationale for entering into a related party transaction, alternatives to the transaction, whether the transaction is on terms at least as fair to the Company as would be the case if the transaction were entered with a third party, and the potential of an actual or apparent conflict of interest. After reviewing the information, the CPCC will approve or ratify the transaction or transactions only if the CPCC determines that the transaction is reasonable and fair to the Company.
Related Party Transactions
On December 22, 2024, we entered into the Merger Agreement with Parent and Acquisition Sub. As a result of the transactions contemplated by the Merger Agreement, the Family Group and Liverpool, through Parent, will acquire all of our outstanding common stock, other than shares beneficially owned by them, in an all-cash transaction valued at approximately $6.25 billion on an enterprise basis. Additionally, the Merger Agreement requires us to pay Parent a termination fee of $85 million or $42.5 million in certain circumstances. For a summary of the Merger, please refer to our Form 8-K filed with the SEC on December 23, 2024. Liverpool and certain members of the Family Group are related persons of the Company under the rules of the SEC regarding related person transactions, including Erik B. Nordstrom and Peter E. Nordstrom (directors, executive officers, and significant shareholders of the Company), James F. Nordstrom, Jr. (an executive officer of the Company), and Liverpool, Anne E. Gittinger, and the Estate of Bruce A. Nordstrom (significant shareholders of the Company). Upon completion of the transactions contemplated by the Merger Agreement, these persons are expected to own the following approximate percentages of Parent’s common stock: Liverpool 49.9%, Anne E. Gittinger 13.6%, the Estate of Bruce A. Nordstrom 10.1%, Erik B. Nordstrom 2.6%, Peter E. Nordstrom 2.5%, and James F. Nordstrom, Jr. 0.8%.
DIRECTOR INDEPENDENCE
A Director is considered independent when our Board of Directors affirmatively determines the Director has no material relationship with the Company, other than as a Director. Our Board of Directors makes this determination in accordance with the standards set forth in our Corporate Governance Guidelines, which are consistent with the listing standards of the NYSE and applicable SEC rules. In making this determination, the Board of Directors considers existing relationships between the Company and the Director, whether directly or as a partner, shareholder or officer of an organization that has a relationship with the Company. The Board of Directors has affirmatively determined that each of the Directors, except Erik B. Nordstrom and Peter E. Nordstrom, is independent within the meaning of the listing standards of the NYSE, applicable SEC rules and the Company’s Corporate Governance Guidelines.

Item 14. Principal Accountant Fees and Services.
(Dollar and share amounts in ones, except where otherwise noted)
Our independent registered public accounting firm is Deloitte & Touche LLP, Seattle, Washington, Auditor ID: 34.
AUDIT FEES
The following table summarizes fees billed or expected to be billed to the Company in connection with services by Deloitte:

	Fiscal Year Ended February 1, 2025		Fiscal Year Ended February 3, 2024
Type of Fee	($)	(%)	($)	(%)
Audit Fees[1]	4,365,000	89	4,765,000	92
Audit-Related Fees[2]	562,000	11	431,000	8
Total	4,927,000	100	5,196,000	100
1 Audit Fees primarily relate to fees for services for: (i) auditing the consolidated financial statements of the Company; (ii) reviewing the interim financial information of the Company included in its Form 10-Qs; and (iii) auditing the Company’s internal controls over financial reporting. Substantially all of Deloitte’s work on these audits was performed by full-time, regular employees and partners of Deloitte and its affiliates.
2 Audit-Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and internal controls over financial reporting, services related to the issuance of debt securities and accounting research tool subscription fees. This amount does not reflect additional amounts of $397,593 for fiscal year ended February 1, 2025, and $383,171 for fiscal year ended February 3, 2024, which were reimbursed to the Company by its banking partner in connection with the System and Organization Controls report related to the Company’s credit card servicing activities.
PRE-APPROVAL POLICY
Consistent with SEC policies regarding auditor independence, the services performed by Deloitte for the fiscal years ended February 1, 2025 and February 3, 2024 were pre-approved in accordance with the policies and procedures adopted by the AFC. The pre-approval policy is periodically reviewed and updated. It describes the permitted audit, audit-related, tax and other services that Deloitte may perform.
Normally, pre-approval is provided at regularly scheduled AFC meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been assigned to the Chair of the AFC. The Chair is responsible for updating the AFC at the next regularly scheduled meeting of any services that were pre-approved between meetings.
The AFC approves proposed services, which incorporates appropriate oversight and control of the Deloitte relationship, while permitting the Company to receive immediate assistance from Deloitte when time is of the essence.
The AFC also reviews on a regular basis:
•a listing of approved services since its last review,
•a report summarizing the year-to-date services provided by Deloitte, including fees paid for those services, and
•a projection for the current fiscal year of estimated fees.
The policy prohibits the Company from engaging the independent registered public accountants for services billed on a contingent fee basis and from hiring current or former employees of the independent auditor who have not satisfied the statutory cooling-off period for certain positions.

Nordstrom, Inc. and subsidiaries 109

PART IV
Item 15. Exhibit and Financial Statement Schedules.
The following information required under this item is filed as part of this report:
All other schedules and exhibits are omitted because they are not applicable, not required or because the information required has been given as part of this report.

Nordstrom, Inc. and Subsidiaries
Exhibit Index

			Incorporated by Reference
		Exhibit	Form	Exhibit	Filing Date
2.1		Agreement and Plan of Merger, dated as of December 22, 2024, by and among Norse Holdings, Inc., Navy Acquisition Co. Inc. and Nordstrom, Inc.	8-K	2.1	December 23, 2024

3.1		Articles of Incorporation as amended and restated on May 25, 2005	8-K	3.1	May 31, 2005

3.2		Bylaws, as amended and restated on September 20, 2023	8-K	3.1	September 21, 2023

4.1		Description of Nordstrom, Inc. securities	S-3	4.4	April 30, 2001

4.2		Indenture between Registrant and Norwest Bank Colorado, N.A., as trustee, dated March 10, 1998	S-3/A	4.1	March 10, 1998

4.3		Indenture dated December 3, 2007, between the Company and Wells Fargo Bank, National Association	S-4/A	4.1	April 29, 2014

4.4		Form of 5.00% Global Note due 2044	S-4	4.2	March 28, 2014

4.5		Form of 5.00% Rule 144A Global Note due 2044	S-4	4.3	March 28, 2014

4.6		Form of 5.00% Regulation S Global Note due 2044	S-4	4.4	March 28, 2014

4.7		Form of 7.00% Note due January 2038	8-K	4.2	December 3, 2007

4.8		Form of 4.00% Note due 2027	8-K	4.1	March 9, 2017

4.9		Form of 5.00% Note due 2044	8-K	4.2	March 9, 2017

4.10		Form of 4.375% Note due 2030	8-K	4.1	November 6, 2019

4.11		Form of 2.300% Global Note due 2024	10-Q	4.2	September 3, 2021

4.12		Form of 4.250% Global Note due 2031	10-Q	4.3	September 3, 2021

4.13	*	Trunk Club Newco, Inc. 2010 Equity Incentive Plan	S-8	4.1	August 27, 2014

4.14		Shareholder Rights Agreement, dated as of September 19, 2022, by and between the Company and Computershare Trust Company, N.A., as rights agent (which includes the Form of Rights Certificate as Exhibit A thereto).	8-K	4.1	September 20, 2022

4.15		First Amendment to the Shareholder Rights Agreement, dated as of August 21, 2023, by and between Nordstrom, Inc. and Computershare Trust Company, N.A., as rights agent	8-K	4.1	August 21, 2023

4.16		Second Amendment to the Shareholder Rights Agreement, dated as of September 3, 2024, by and between Nordstrom, Inc. and Computershare Trust Company, N.A., as rights agent	8-K	4.1	September 4, 2024

4.17		Third Amendment to the Shareholder Rights Agreement, dated as of December 22, 2024, by and between Nordstrom, Inc. and Computershare Trust Company, N.A., as rights agent	8-K	4.1	December 23, 2024

10.1	*	Nordstrom, Inc. 2019 Equity Incentive Plan (2020 Amendment)	DEF 14A	Appendix B	April 7, 2020

10.2	*	Nordstrom, Inc. 2019 Equity Incentive Plan (2023 Amendment)	DEF 14A	Appendix B	April 28, 2023

10.3	*	Nordstrom, Inc. Employee Stock Purchase Plan (2023 Amendment)	DEF 14A	Appendix C	April 28, 2023

10.4	*	Nordstrom 401(k) Plan (2024 Restatement)	10-Q	10.1	September 5, 2024

10.5	*	Amended and Restated Nordstrom, Inc. Executive Management Bonus Plan	10-K	10.2	March 10, 2023

10.6	*	Nordstrom Deferred Compensation Plan (2024 Restatement)	10-Q	10.2	September 5, 2024

10.7	*	Form of the 2015 Nonqualified Stock Option Grant Agreement	8-K	10.1	February 19, 2015

10.8	*	Form of the 2016 Nonqualified Stock Option Grant Agreement	8-K	10.1	March 1, 2016

10.9	*	Form of 2016 Nonqualified Stock Option Grant Agreement, Supplemental Award	10-Q	10.2	August 30, 2016

Nordstrom, Inc. and subsidiaries 111

			Incorporated by Reference
		Exhibit	Form	Exhibit	Filing Date
10.10	*	Form of the 2017 Nonqualified Stock Option Grant Agreement	8-K	10.1	February 23, 2017

10.11	*	Form of 2019 Nonqualified Stock Option Award Agreement	8-K	10.1	March 4, 2019

10.12	*	Form of 2019 Nonqualified Stock Option Award Agreement, Supplemental Award	8-K	10.2	March 4, 2019

10.13	*	Form of 2020 Nonqualified Stock Option Award Agreement	8-K	10.1	March 3, 2020

10.14	*	Form of 2020 Nonqualified Stock Option Award Agreement, Supplemental Award	10-Q	10.5	June 10, 2020

10.15	*	Form of 2023 Nonqualified Stock Option Award Agreement	8-K	10.1	March 6, 2023

10.16	*	Nordstrom, Inc. 2010 Equity Incentive Plan	DEF 14A	Appendix A	April 8, 2010

10.17	*	Nordstrom, Inc. 2010 Equity Incentive Plan as amended February 27, 2013	DEF 14A	Appendix A	April 1, 2013

10.18	*	Nordstrom, Inc. 2010 Equity Incentive Plan as amended and restated February 26, 2014	8-K	10.4	March 4, 2014

10.19	*	Nordstrom, Inc. 2010 Equity Incentive Plan as amended and restated February 16, 2017	DEF 14A	Appendix A	April 5, 2017

10.20	*	Nordstrom Executive Severance Plan (2024 Restatement)	10-Q	10.4	September 5, 2024

10.21	*	Form of 2022 Performance Share Unit Award Agreement	8-K	10.2	February 28, 2022

10.22	*	Form of 2023 Performance Share Unit Award Agreement	8-K	10.2	March 6, 2023

10.23	*	Form of 2024 Performance Share Unit Award Agreement	8-K	10.2	March 5, 2024

10.24	*†	Form of 2025 Performance Share Unit Award Agreement

10.25		Nordstrom Directors Deferred Compensation Plan (2024 Restatement)	10-Q	10.3	September 5, 2024

10.26	*	Nordstrom Retiree Health Plan (2024 Restatement)	10-Q	10.5	September 5, 2024

10.27	*†	Nordstrom Supplemental Executive Retirement Plan (2024 Restatement)

10.28		2010 Form of Independent Director Indemnification Agreement	10-K	10.78	March 18, 2011

10.29		2023 Form of Independent Director Indemnification Agreement	10-Q	10.1	December 1, 2023

10.30	*	Form of Restricted Stock Unit Award (Supplemental Award) under the 2019 Equity Incentive Plan	8-K	10.1	May 20, 2022

10.31	*	Form of 2023 Restricted Stock Unit Agreement – Supplemental Award under the 2019 Equity Incentive Plan	8-K	10.1	May 10, 2023

10.32	*	Form of 2024 Restricted Stock Unit Award Agreement	8-K	10.1	March 5, 2024

10.33		Revolving Credit Agreement dated May 6, 2022 between Registrant and each of the initial lenders named therein as lenders; Wells Fargo Bank, National Association as administrative agent; and Bank of America, N. A. and U.S. Bank, National Association as co-syndication agents	10-Q	10.2	June 3, 2022

10.34		First Amendment to Revolving Credit Agreement	10-K	10.30	March 10, 2023

10.35		Rollover, Voting and Support Agreement, dated as of December 22, 2024, by and among the shareholders party thereto, Norse Holdings, Inc., and Nordstrom, Inc.	8-K	10.1	December 23, 2024

10.36		Rollover, Voting and Support Agreement, dated as of December 22, 2024, by and among El Puerto de Liverpool, S.A.B. de C.V., Norse Holdings, Inc., and Nordstrom, Inc.	8-K	10.2	December 23, 2024

10.37		Consent under the Revolving Credit Agreement, dated as of December 22, 2024, by and among Nordstrom, Inc., Wells Fargo Bank, National Association, the Lenders party thereto, and the Guarantors party thereto	8-K	10.3	December 23, 2024

19.1		Amended and Restated Nordstrom Insider Trading Policy	10-K	19.1	March 19, 2024

Incorporated by Reference
		Exhibit	Form	Exhibit	Filing Date
21.1	†	Significant subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm, filed as page 115 of this report

31.1	†	Certification of Chief Executive Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Chief Financial Officer required by Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1		Nordstrom, Inc. Clawback Policy	10-K	97.1	March 19, 2024

99.1		Nondisclosure Confidentiality Agreement, dated as of April 17, 2024	8-K	99.2	April 18, 2024

101.INS	†	Inline XBRL Instance Document

101.SCH	†	Inline XBRL Taxonomy Extension Schema Document

101.CAL	†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	†	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	†	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	†	Cover Page Interactive Data File (Inline XBRL)

* Management contract, compensatory plan or arrangement
† Filed herewith electronically
‡ Furnished herewith electronically

Nordstrom, Inc. and subsidiaries 113

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORDSTROM, INC.
(Registrant)

/s/	Catherine R. Smith
Catherine R. Smith
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: March 21, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Financial Officer and Principal Accounting Officer:		Principal Executive Officer:

/s/	Catherine R. Smith	/s/	Erik B. Nordstrom
	Catherine R. Smith		Erik B. Nordstrom
	Chief Financial Officer		Chief Executive Officer
Date:	March 21, 2025	Date:	March 21, 2025

Directors:

/s/	James L. Donald	/s/	Kirsten A. Green
	James L. Donald		Kirsten A. Green
	Director		Director
Date:	March 21, 2025	Date:	March 21, 2025

/s/	Glenda G. McNeal	/s/	Erik B. Nordstrom
	Glenda G. McNeal		Erik B. Nordstrom
	Director		Director
Date:	March 21, 2025	Date:	March 21, 2025

/s/	Peter E. Nordstrom	/s/	Amie Thuener O’Toole
	Peter E. Nordstrom		Amie Thuener O’Toole
	Director		Director
Date:	March 21, 2025	Date:	March 21, 2025

/s/	Guy B. Persaud	/s/	Eric D. Sprunk
	Guy B. Persaud		Eric D. Sprunk
	Director		Director
Date:	March 21, 2025	Date:	March 21, 2025

/s/	Bradley D. Tilden	/s/	Mark J. Tritton
	Bradley D. Tilden		Mark J. Tritton
	Chairman of the Board of Directors		Director
Date:	March 21, 2025	Date:	March 21, 2025

/s/	Atticus N. Tysen
Atticus N. Tysen
Director
Date:	March 21, 2025

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We consent to the incorporation by reference in Registration Statement Nos. 333-239087, 333-239086, 333-239083, 333-231969, 333-225295, 333-211825, 333-207396, 333-198413, 333-189301, 333-166961, 333-161803, 333-275859, 333-275861, 333-275864, on Form S-8 of our reports dated March 21, 2025, relating to the financial statements of Nordstrom Inc. and subsidiaries, and the effectiveness of Nordstrom, Inc. and subsidiaries’ internal control over financial reporting, appearing in the Annual Report on Form 10-K of Nordstrom, Inc. for the year ended February 1, 2025.

/s/ Deloitte & Touche LLP
Seattle, Washington
March 21, 2025

Nordstrom, Inc. and subsidiaries 115